Form 10-Q
period 1998-03-31
CAVANAUGHS HOSPITALITY CORP
filed 1998-05-15
CIK 1052595

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      Form 10-Q

          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15)d OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998
                                              --------------
               OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period              to
                                         ------------    ------------

               Commission file number 001-13957
                                      ---------

                          CAVANAUGHS HOSPITALITY CORPORATION
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                    Washington                               91-1032187
          -------------------------------               -------------------
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                Identification No.)


                201 W. North River Drive, Suite 100, Spokane, WA 99201
                ------------------------------------------------------
                       (Address of principal executive office)


                                    (509) 459-6100
                 ----------------------------------------------------
                             (Issuer's telephone number)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
          filing requirements for the past 90 days.  Yes        No   X
                                                         -----     -----

          As of April 30, 1998, there were 13,046,503 shares of the Registrant's common stock outstanding.

                       CAVANAUGHS HOSPITALITY CORPORATION

                                    Form 10-Q
                      For the Quarter Ended March 31, 1998

     INDEX

     Part I - Financial Information

              Item 1 - Financial Statements:

                       - Consolidated Balance Sheets -- December 31, 1997
                         and March 31, 1998

                       - Consolidated Statements of Operations and
                         Comprehensive Loss -- Three Months Ended March 31, 1997 and 1998

                       - Consolidated Statements of Cash Flows -- Three
                         Months Ended March 31, 1997 and 1998

                       - Notes to Consolidated Financial Statements

              Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

     PART II - Other Information

     Part I - Financial Information
     ITEM 1.  FINANCIAL STATEMENTS

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
     December 31, 1997 and March 31, 1998
     (in thousands, except share data)


                                                   December 31,  March 31,
                                                   1997          1998
                                                   ------------  ---------
     ASSETS

     Current assets:
       Cash and cash equivalents                     $  4,955    $  8,206
       Accounts receivable                              2,785       2,652
       Inventories                                        427         483
       Prepaid expenses and deposits                    1,100       2,160
                                                     --------    --------
           Total current assets                         9,267      13,501

     Property and equipment, net                      112,234     137,559
     Other assets, net                                  3,616       3,726
                                                     --------    --------
           Total assets                              $125,117    $154,786
                                                     ========    ========

     LIABILITIES AND STOCKHOLDERS' AND
     PARTNERS' EQUITY

     Current liabilities:
       Payable to affiliate                          $  1,133    $    933
       Note payable to bank                             1,075       3,000
       Accounts payable                                 3,234       3,235
       Accrued payroll and related benefits               983       1,039
       Accrued interest payable                           689         832
       Other accrued expenses                           2,882       4,378
       Long-term debt, due within one year              3,590       1,241
       Capital lease obligations, due within
         one year                                         502         508
                                                     --------    --------
           Total current liabilities                   14,088      15,166

     Long-term debt, due after one year                94,419     123,253
     Capital lease obligations, due after
       one year                                         2,139       2,023
     Deferred income taxes                              5,415       5,415
     Minority interest in partnerships                    524         484
                                                     --------    --------
           Total liabilities                          116,585     146,341
                                                     --------    --------
     Commitments and contingencies

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED BALANCE SHEETS (UNAUDITED), CONTINUED
     December 31, 1997 and March 31, 1998
     (in thousands, except share data)


                                                   December 31,  March 31,
                                                   1997          1998
                                                   ------------  ---------
     Stockholders' and partners' equity:
       Preferred stock - 5,000,000 shares author-
         ized, $0.01 par value, -0- shares issued
         and outstanding                             $     --    $     --
       Common stock - 50,000,000 shares author-
         ized, $0.01 par value; 7,072,025 and
         7,084,253 shares issued and outstanding           71          71
       Partners' deficit                                 (879)          0
       Additional paid-in capital                       3,935       3,056
       Retained earnings                                5,405       5,318
                                                     --------    --------
           Total stockholders' and partners'
             equity                                     8,532       8,445
                                                     --------    --------
           Total liabilities and stockholders'
             and partners' equity                    $125,117    $154,786
                                                     ========    ========

     The accompanying notes are an integral part of the consolidated financial statements.

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
     (UNAUDITED)
     for the three months ended March 31, 1997 and 1998
     (in thousands, except per share data)


                                                       1997       1998
                                                       --------   --------
     Revenues:
       Hotels and restaurants
         Rooms                                         $  4,391   $  6,884
         Food and beverage                                2,895      4,175
         Other                                              615        782
                                                       --------   --------
             Total hotels and restaurants                 7,901     11,841

       Entertainment, management and services             1,012      1,018
       Rental operations                                  1,618      1,776
                                                       --------   --------
             Total revenues                              10,531     14,635
                                                       --------   --------
     Operating expenses:
       Direct:
         Hotels and restaurants:
           Rooms                                          1,427      2,091
           Food and beverage                              2,446      3,558
           Other                                            226        337
                                                       --------   --------
             Total hotels and restaurants                 4,099      5,986

         Entertainment, management and services             615        697
         Rental operations                                  367        385
                                                       --------   --------
             Total direct expenses                        5,081      7,068
                                                       --------   --------
       Undistributed operating expenses:
         Selling, general and administrative              1,720      1,996
         Property operating costs                         1,245      1,796
         Depreciation and amortization                    1,136      1,338
                                                       --------   --------
             Total undistributed operating expenses       4,101      5,130
                                                       --------   --------
             Total expenses                               9,182     12,198
                                                       --------   --------
     Operating income                                     1,349      2,437

     Other income (expense):
       Interest expense, net of amounts capitalized      (2,355)    (2,679)
       Interest income                                       93         70
       Other income                                         346         --
       Minority interest in partnerships                     49         40
                                                       --------   --------

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
     (UNAUDITED), CONTINUED
     for the three months ended March 31, 1997 and 1998
     (in thousands, except per share data)


                                                       1997       1998
                                                       --------   --------
     Loss before income taxes                          $   (518)  $   (132)
     Income tax benefit                                    (173)       (45)
                                                       --------   --------
     Net loss                                          $   (345)  $    (87)
                                                       ========   ========
     Comprehensive loss                                $   (345)  $    (87)
                                                       ========   ========
     Net loss per share   basic and diluted            $  (0.05)  $  (0.01)
                                                       ========   ========
     Weighted-average shares outstanding                  7,072      7,084
                                                       ========   ========

     The accompanying notes are an integral part of the consolidated financial statements.

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the three months ended March 31, 1997 and 1998
     (in thousands)

                                                       1997       1998
                                                       --------   --------
     Operating activities:
       Net loss                                        $   (345)  $    (87)
       Adjustments to reconcile net loss to net
         cash provided by operating activities:
           Depreciation and amortization                  1,136      1,319
           Minority interest in partnerships                (49)       (40)
           Change in:
             Accounts receivable                            543        133
             Inventories                                     11        (56)
             Prepaid expenses and deposits                 (355)    (1,060)
             Accounts payable                               (67)        --
             Accrued payroll and related benefits            56         56
             Accrued interest payable                        57        143
             Other accrued expenses                        (599)     1,497
                                                       --------   --------
               Net cash provided by operating
                 activities                                 388      1,905
                                                       --------   --------
     Investing activities:
       Additions to property and equipment               (1,897)    (5,664)
       Proceeds from disposition of property and
         equipment                                          703
       Other, net                                          (170)      (249)
                                                       --------   --------
               Net cash used in investing activities     (1,364)    (5,913)
                                                       --------   --------
     Financing activities:
       Distributions to stockholders and partners          (144)        --
       Dividends to stockholders                           (106)        --
       Proceeds from note payable to bank                    34      1,925
       Proceeds from long-term debt                       2,694      6,406
       Repayment of long-term debt                       (1,003)      (744)
       Purchase and retirement of common stock             (163)        --
       Principal payments on capital lease
         obligations                                       (109)      (128)
       Advances from (payments to) affiliate               (233)      (200)
                                                       --------   --------
         Net cash provided by (used in) financing
           activities                                       970      7,259
                                                       --------   --------
     Change in cash and cash equivalents:
       Net increase (decrease) in cash and cash
         equivalents                                         (6)     3,251
       Cash and cash equivalents at beginning of
         period                                           5,703      4,955
                                                       --------   --------
       Cash and cash equivalents at end of period      $  5,697   $  8,206
                                                       ========   ========

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED and the three months ended March 31, 1997 and 1998
     (in thousands)

                                                       1997       1998
                                                       --------   --------
     Supplemental disclosure of cash flow
       information:
         Cash paid during period for:
           Interest (net of amount capitalized)        $  2,298   $  2,550
           Income taxes                                     125         --
         Noncash investing and financing activities:
           Issuance of operating partnership units
             for Lincoln Building                                      880
           Acquisition of property through assumption
             of debt and capital leases                             20,841


     The accompanying notes are an integral part of the consolidated financial statements.

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  QUARTERLY INFORMATION:

          The unaudited consolidated financial statements included herein have been prepared by Cavanaughs Hospitality Corporation (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. The balance sheet as of December 31, 1997 has been compiled from the audited balance sheet as of such date. The Company believes that the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the financial statements and the notes thereto for the period ended December 31, 1997 previously filed with the SEC on Form S-1 which was effective in April 1998.

          In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments normal and recurring in nature, necessary to present fairly the consolidated financial position of the Company at March 31, 1998 and the consolidated results of operations and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.

      2.  ORGANIZATION:

          At March 31, 1997, the Company controlled and operated (through ownership or lease with purchase option agreements) seven hotel properties. At March 31, 1998, the Company controlled and operated eleven hotel properties in Seattle, Spokane, Yakima and Kennewick, Washington; Post Falls and Idaho Falls, Idaho; and Kalispell, Montana under its Cavanaughs(TM) brand. Additionally, the Company provides computerized ticketing for entertainment events and arranges Broadway and other entertainment event productions. The Company also leases retail and office space in buildings owned by the Company and manages residential and commercial properties in Washington, Idaho and Montana. The Company's operations are classified into three divisions: (1) hotels and restaurants, (2) entertainment, management and services, and (3) rental operations.

          Prior to January 1, 1998, the financial statements included the combined operations of Cavanaughs Hospitality Corporation (including its merged and predecessor entities) and G&B: Lincoln Building Limited Partnership (Lincoln Building). On January 1, 1998, the Company issued common stock and units in the Cavanaughs

          Hospitality Operating Partnership (OP Units) to the partners of Lincoln Building in exchange for the assets and liabilities of Lincoln Building. Therefore, consolidated financial statements of the Company are presented at March 31, 1998.


      3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

            Earnings Per Share
            ------------------
            In February 1997, Statement of Financial Accounting Standards
            (SFAS) No. 128, "Earnings Per Share," was issued. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and simplifies the existing standards. This standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company did not have any dilutive securities outstanding for any of the periods presented. Therefore, there are no differences between basic and diluted earnings per share.

            New Accounting Pronouncements
            -----------------------------
            In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. This Statement requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for the financial statement, but requires that an enterprise display net income as a component of comprehensive income in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise arising from non-owner sources. The classifications of comprehensive income under current accounting standards include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The implementation of this standard on January 1, 1998 did not have a material impact on the presentation of the Company's consolidated financial statements.

            In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments for an Enterprise and Related Information". This Statement will change the way public companies report information about segments of their

            New Accounting Pronouncements, Continued
            ----------------------------------------
            business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, and its major customers. The implementation of SFAS No. 131 on January 1, 1998 did not have a material impact on the consolidated financial statements.


      4.  INITIAL PUBLIC OFFERING:

          In April 1998, the Company completed an initial public offering (Offering) of 5,951,250 shares of common stock. The proceeds, after deducting the underwriting discount and before offering expenses, of approximately $83.0 million will be used to repay certain debt.


      5.  1998 ACQUISITIONS:

          In January 1998, the Company entered into a lease with purchase option to acquire certain assets of a hotel in Spokane, Washington for approximately $11.5 million and acquired certain assets of a hotel in Idaho Falls, Idaho for approximately $3.8 million. In February 1998, the Company acquired certain assets of a hotel in Post Falls, Idaho for approximately $9.5 million. In April 1998, the Company acquired certain assets of a hotel in Hillsboro, Oregon for approximately $5.5 million. Also, in April 1998, the purchase option on the Spokane, Washington hotel was exercised. All of these acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of operations of these hotels have been included in the consolidated statement of operations since their respective dates of acquisition. The excess purchase price of the assets over their historical cost bases has been allocated to property and equipment and is being depreciated over the estimated useful life of the related assets. Pro forma disclosures reflecting these acquisitions have been included in the Company's Form S-1 as previously filed with the SEC.

      6.  LONG-TERM DEBT AND LINE OF CREDIT:

          The Company used the net proceeds of the initial public offering to repay $68.6 million of debt. Due to the repayment in April 1998, $2.6 million of short-term debt was reclassified and reported as long-term debt at March 31, 1998. In connection with the debt repayment, approximately $725,000 of deferred loan fees and prepayment penalties have been charged to operations in April 1998 and will be presented as an extraordinary item.

          In May 1998, the Company obtained an $80 million revolving secured credit facility with a bank. The credit facility requires that the Company maintain certain financial ratios and minimum levels of cash flows. Any outstanding borrowings will bear interest based on prime rate or LIBOR. The credit facility matures in five years. The credit facility requires the payment of a 1% fee plus an annual standby fee of 0.25%.


      7.  CONTINGENCIES:

          In 1994, the Company was sued by the contractor who constructed one of the Company's hotel properties asserting lack of payment of cost overruns. The Company filed a counter claim for the recovery of various damages. The Company obtained summary judgment for most of the claims. As of March 31, 1998, the amount of claims against the Company which have not been dismissed or are subject to appeal is $233,000, plus interest. The Company's counter claims which have not been dismissed are $419,000. Management believes that the ultimate resolution of this matter will not have a material effect on the Company's results of operations, financial condition or cash flows.

      8.  EARNINGS PER SHARE:

          In accordance with SFAS No. 128, the following table presents a reconciliation of the numerators and denominators used in the basic and diluted EPS computations (in thousands, except per share amounts).

                                                             Weighted-Average
                                               Net Loss      Shares             Per Share
                                               (Numerator)   (Denominator)      Amount
                                               -----------   ----------------   ---------
               March 31, 1998:
                 Net loss per share - basic
                   and diluted:
                     Net loss                    $ (87)
                                                 =====
                     Weighted average shares
                       outstanding                                7,084
                                                                  =====
                     Per share                                                   $(0.01)
                                                                                 ======
               March 31, 1997:
                 Net loss per share - basic
                   and diluted:
                     Net loss                    $(345)
                                                 =====
                     Weighted average shares
                       outstanding                                7,072
                                                                  =====
                     Per share                                                   $(0.05)
                                                                                 ======

     CAVANAUGHS HOSPITALITY CORPORATION

     Part I - Financial Information


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General
     -------
     The following discussion and analysis addresses the results of operations for the Company for the three months ended March 31, 1997 and 1998. The following should be read in conjunction with the unaudited Combined Financial Statements and the notes thereto. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in "Risk Factors" and elsewhere in the Prospectus filed originally by the Company.

     The Company's revenues are derived primarily from the Hotels and reflect revenue from rooms, food and beverage and other sources, including telephone, guest services, banquet room rentals, gift shops and other amenities. Hotel revenues accounted for 80.9% of total revenue in the three months ended March 31, 1998 and increased 49.9% from $7.9 million in 1997 to $11.8 million in 1998. This increase was primarily the result of the addition of four hotels in the quarter and an increase in pro forma revenue per available room (REVPAR) from $29.37 in 1997 to $34.42 in 1998. The balance of the Company's revenues are derived from its entertainment, management and services and rental operations divisions. These revenues are generated from ticket distribution handling fees, real estate management fees, sales commissions and rents. In the three months ended March 31, 1998, entertainment, management and services accounted for 7.0% of total revenues and rental operations accounted for 12.1% of total revenues. These two divisions are expected to represent a smaller percent of total revenues in the future as the Company continues to pursue its hotel growth strategy.

     As is typical in the hospitality industry, REVPAR, average daily rates
     (ADR) and occupancy levels are important performance measures. The Company's operating strategy is focused on enhancing revenue and operating margins by increasing REVPAR, ADR, occupancy and operating efficiencies of the Hotels. These performance measures are impacted by a variety of factors, including national, regional and local economic conditions, degree of competition with other hotels in their respective market areas and, in the case of occupancy levels, changes in travel patterns.

     The following table sets forth selected items from the combined statements of operations as a percent of total revenues and certain other selected data:

                                                         Three Months
                                                         Ended March 31,
                                                         ----------------
                                                         1997      1998
                                                         ------    ------
     Revenues:
       Hotels and restaurants                             75.0%     80.9%
       Entertainment, management and services              9.6       7.0
       Rental operations                                  15.4      12.1
                                                         -----     -----
     Total revenues                                      100.0%    100.0%
                                                         =====     =====
     Direct operating expenses                            48.2%     48.3%

     Undistributed operating expenses:
       Selling, general and administrative                16.3      13.6
       Property operating costs                           11.8      12.3
       Depreciation and amortization                      10.8       9.1
                                                         -----     -----
     Total undistributed operating expenses               38.9      35.0

     Operating income                                     12.8      16.7

     Interest expense (net)                               21.5      17.8

     Loss before income taxes                             (4.9)     (0.9)
     Income tax benefit                                   (1.6)     (0.3)
                                                         -----     -----
     Net and comprehensive loss                           (3.3)%    (0.6)%
                                                         =====     =====

                                                         Pro forma  Actual
                                                         ---------  ------
     REVPAR                                               $29.37    $34.42
     ADR                                                  $60.56    $69.85
     Occupancy                                              49.7%     50.1%

     RESULTS OF OPERATIONS
     ---------------------
     COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THREE MONTHS ENDED MARCH 31, 1997

     Total revenues increased $4.1 million, or 39.0%, from $10.5 million in 1997 to $14.6 million in 1998. This increase is attributed primarily to revenue generated from increases in total rooms occupied and REVPAR and the addition of four hotels.

     Total hotel and restaurant revenues increased $3.9 million, or 49.9%, from $7.9 million in 1997 to $11.8 million in 1998. ADR increased $9.29, or 15.3%, from a pro forma $60.56 in 1997 to $69.85 in 1998.
     Available room nights increased 48.7% in 1998. REVPAR increased $5.05, or 17.2% from the pro forma $29.37 in 1997 to $34.42 in 1998.
     The results reflect the addition of Cavanaughs Gateway Hotel, Cavanaughs Ridpath Hotel, Cavanaughs on the Falls, and Cavanaughs Templin's Resort which contributed, in part, to this increase in revenues. The pro forma hotel statistics include the four acquired properties' performance for the three months ended March 31, 1997.

     Entertainment, management and services revenues increased $6,000, or 0.6% in 1998. Management and services revenue increased from the addition of new third-party management contracts.

     Rental income increased $0.2 million, or 9.8%, from $1.6 million in 1997 to $1.8 million in 1998. This increase is due primarily the addition of leased space in the Crescent Court property to The Travelers company which commenced occupancy in January 1998.

     Direct operating expenses increased $2.0 million, or 39.1%, from $5.1 million in 1997 to $7.1 million in 1998, primarily due to the increase in the number of hotel guests served and the addition of four hotels. This represents an increase in direct operating expenses as a percentage of total revenues from 48.2% in 1997 to 48.3% in 1998.

     Total undistributed operating expenses increased $1.0 million, or 25.1%, from $4.1 million in 1997 to $5.1 million in 1998. Total undistributed operating expenses include selling, general and administrative expenses, which increased 16.0% from $1.7 million in 1997 to $2.0 million in 1998, and depreciation and amortization, which increased 17.8% from $1.1 million in 1997 to $1.3 million in 1998. Total undistributed operating expenses as a percentage of total revenues decreased 3.9% from 38.9% in 1997 to 35.0% in 1998. The decrease in undistributed operating expenses as a percentage of total revenues is primarily attributed to the increased REVPAR and the company controlling sales and administrative expenses.

     Operating income increased $1.1 million, or 80.7%, from $1.3 million in 1997 to $2.4 million in 1998. As a percentage of total revenues, operating income increased from 12.8% in 1997 to 16.7% in 1998. This increase is due primarily to an increase in REVPAR, the addition of four hotels and improvements in the undistributed operating expense margins.

     Interest expense increased $0.3 million, or 13.8%, from $2.4 million in 1997 to $2.7 million in 1998. This increase is primarily related to the issuance of additional debt used for funding the acquisition of the four hotels and other corporate purposes. Interest expense is initially anticipated to decline as a result of the application of the net proceeds of the Offering to repay certain indebtedness, but is expected to increase in the future due to the funding of hotel acquisitions with additional debt.

     Income tax benefit decreased 74%, from $0.2 million in 1997 to $45,000 in 1998, due to the decrease in the loss before income taxes. The effective income tax rate for both years was 34%.

     Net loss decreased $258,000, or 74.8%, from $345,000 in 1997 to
     $87,000 in 1998.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------
     The Company's principal sources of liquidity are cash on hand, cash generated by operations and borrowings under a $3.0 million working capital credit facility. Cash generated by operations in excess of operating expenses is used for capital expenditures and to reduce amounts outstanding under the working capital credit facility. Hotel acquisitions, development and expansion have been and will be financed through a combination of internally generated cash, borrowing under credit facilities, and the issuance of common stock or OP Units.

     The Company's short-term capital needs include food and beverage inventory, payroll and the repayment of interest expense on outstanding mortgage indebtedness. Historically, the Company has met these needs through internally generated cash.

     The Company's long-term capital needs include funds for property acquisitions, scheduled debt maturities and renovations and other non-recurring capital improvements. The Company anticipates meeting its future long-term capital needs through the borrowing of additional debt financing secured by the Hotels, unsecured private or public debt offerings, additional equity offerings or the issuances of OP Units, along with cash generated from internal operations. In April 1998, the Company completed its initial public offering of 5,951,250 shares at $15.00. The proceeds to the Company after deducting the underwriter's commission, but before other expenses, was $83.0 million. In April, the Company used the proceeds from the offering to repay approximately $68.6 million of debt, the balance was used to fund the acquisition of the fee interest in the Cavanaughs Ridpath and to acquire the Cavanaughs Hillsboro Hotel. On a pro forma basis as of March 31, 1998, after giving effect to the Offering and OP Units issued in April 1998, the application of the net proceeds thereof, total outstanding indebtedness decreased from $127.0 million on March 31, 1998 to approximately $57.5 million.

     At March 31, 1998, the Company had $8.2 million in cash and cash equivalents, an increase of $3.2 million from $5.0 million on December 31, 1997. The Company has acquired three hotels during the three months ended March 31, 1998 and has expended $26.5 million for these acquisitions and capital expenditures. The Company establishes reserves for capital replacement in the amount of 4.0% of the prior year's actual gross income to maintain the Hotels at acceptable levels. Acquired hotel properties have a separate capital budget for purchase, construction, renovation, and branding costs. Capital expenditures planned for Hotels in 1998 are expected to be approximately $3.0 million. Management believes the consistent renovation and upgrading of the Hotels and other properties is imperative to its long-term reputation and customer satisfaction.

     To fund its acquisition program and meet its working capital needs, the Company has received an $80 million Revolving Credit Facility from U.S. Bank which was consummated on May 5, 1998. During the 12 months following the Offering, the Company will have approximately $50.0 million available to be drawn under the Revolving Credit Facility, which amount may be increased to the full amount available thereunder with the lender's consent, at an interest rate of 185 basis points over LIBOR and declining to 165 basis points after six months if the Company maintains certain earnings before interest, taxes, depreciation and amortization (EBITDA) to debt ratios. The Revolving Credit Facility has an initial term of five years and an annualized fee for the unutilized portion of the facility. The Company selects from four different interest rates when it draws funds: the lender's prime rate or one, three, or six month LIBOR plus the applicable margin of 165 to 235 basis points, depending on the ratio of EBITDA to total funded debt. The Revolving Credit Facility has covenants that allow for the Company to draw funds based on the trailing 12 months performance on a pro forma basis for both acquired and owned properties. The Revolving Credit Facility allows the Company to choose which properties are part of the collateral base and, therefore, gives the Company the ability to utilize other long-term credit facilities that may be more favorable to the Company. Funds from the Revolving Credit Facility may be used for acquisitions, renovations, construction and general corporate purposes. The Company believes the structure and availability of funds under the Revolving Credit Facility will be sufficient to meet the Company's long-term growth plans.

     The Revolving Credit Facility contains various representations, warranties, covenants and events of default deemed appropriate for financing of a similar size and nature. Covenants and provisions in the definitive agreements governing the Revolving Credit Facility include, among other things, limitations on: (i) substantive changes in the Company's current business activities, (ii) liquidation, dissolution, mergers, consolidations, dispositions of material property or assets and acquisitions of property or assets of others,
     (iii) the creation or existence of liens on property or assets, (iv) the addition or existence of indebtedness, including guarantees and other contingent obligations, (v) loans and advances to others and investments in others, redemption of subordinated debt, (vi) amendment or modification of certain material documents or of the Articles in a manner adverse to the interests of the lenders under the Revolving Credit Facility, (vii) payment of dividends or distributions on the Company's capital stock, and (viii) maintenance of certain financial ratios. Each of the covenants described above will provide for certain ordinary course of business and other exceptions. If the Company breaches any of these covenants and does not obtain a waiver of that breach, the breach will constitute an event of default under the Revolving Credit Facility.

     As of March 31, 1998, the Company had debt outstanding of $127.0 million consisting of primarily variable and fixed rate debt secured by individual properties. The Company had a working capital credit facility of $3.0 million with $3.0 million drawn as of March 31, 1998. In April 1998, the Company completed its initial public offering and entered into the $80.0 million Revolving Credit Facility.

     The Company believes that cash generated by operations will be sufficient to fund the Company's operating strategy for the foreseeable future, and that any remaining cash generated by operations, together with capital available under the Revolving Credit Facility (subject to the terms and covenants included therein) and the remaining proceeds from the Offering, will be adequate to fund the Company's growth strategy in the near term. Thereafter, the Company expects that future capital needs, including property acquisitions, will be met through a combination of net cash provided by operations, borrowings and additional issuances of Common Stock or OP Units.

     SEASONALITY
     -----------
     The lodging industry is affected by normally recurring seasonal patterns. At most Hotels, demand is higher in the late spring through and early fall (May through October) than during the balance of the year. Demand also changes on different days of the week, with Sunday generally having the lowest occupancy. Accordingly, the Company's revenue, operating profit and cash flow are lower during the first and fourth calendar quarters and higher during the second and third calendar quarters.

     INFLATION
     ---------
     The effect of inflation, as measured by fluctuations in the Consumer Price Index, has not had a material impact on the Company's revenues or net loss during the periods under review.

     YEAR 2000
     ---------
     The Company does not believe that the costs of converting its computer systems to address the advent of the year 2000 will be material.

     NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------
     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments for an Enterprise and Related Information ("SFAS 131"). This Statement requires public companies to report selected segment information in their quarterly and annual reports issued to shareholders, and entity wide disclosures about products and services and major customers. The statement was adopted by the Company on January 1, 1998.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This Statement requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise arising from non-owner sources. This Statement was adopted by the Company on January 1, 1998.

     Part II - Other Information
     ---------------------------

     ITEM 1.  LEGAL PROCEEDINGS

     In 1994, the Company was sued by the contractor who constructed one of the Company's hotel properties asserting lack of payment of cost overruns. The Company filed a counter claim for the recovery of various damages. The Company obtained summary judgment for most of the claims. As of March 31, 1998, the amount of claims against the Company which have not been dismissed or are subject to appeal is $233,000, plus interest. The Company's counter claims which have not been dismissed are $419,000. Management believes that the ultimate resolution of this matter will not have a material effect on the Company's results of operations, financial condition or cash flows.


     ITEMS 2, 3, 4 and 5 of Part II are omitted from this report as they are not applicable.


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

            10.6  Revolving Credit Facility
            27.1  Financial Data Schedule

       (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed for the three months ended March 31, 1998.

     CAVANAUGHS HOSPITALITY CORPORATION


     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   CAVANAUGHS HOSPITALITY CORPORATION
                                   (Registrant)

     Date: May 14, 1998            By:  /s/ Arthur M. Coffey
           ---------------------        -----------------------------------
                                        Arthur M. Coffey, Executive Vice
                                          President and Chief Financial
                                          Officer