Form 10-Q
period 1998-06-30
CAVANAUGHS HOSPITALITY CORP
filed 1998-08-14
CIK 1052595

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      Form 10-Q

          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15)d OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998
                                              --------------
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
                             (Issuer's telephone number)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
          filing requirements for the past 90 days.  Yes   X    No
                                                         -----     -----

          As of July 31, 1998, there were 13,053,576 shares of the Registrant's common stock outstanding.

                       CAVANAUGHS HOSPITALITY CORPORATION

                                    Form 10-Q
                       For the Quarter Ended June 30, 1998

     INDEX

     Part I - Financial Information

              Item 1 - Financial Statements:

                       - Consolidated Balance Sheets -- December 31, 1997
                         and June 30, 1998

                       - Consolidated Statements of Income and
                         Comprehensive Income -- Three and Six Months
                         Ended June 30, 1997 and 1998

                       - Consolidated Statements of Cash Flows -- Six
                         Months Ended June 30, 1997 and 1998

                       - Notes to Consolidated Financial Statements

              Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

     PART II - Other Information

              Item 1 - Legal Proceedings

              Item 2 - Changes in Securities and Use of Proceeds

              Item 6 - Exhibits and Reports on Form 8-K

     Part I - Financial Information
     ITEM 1.  FINANCIAL STATEMENTS

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
     December 31, 1997 and June 30, 1998
     (in thousands, except share data)

                                                   December 31,  June 30,
                                                   1997          1998
                                                   ------------  ---------
     ASSETS

     Current assets:
       Cash and cash equivalents                     $  4,955    $  6,227
       Accounts receivable                              2,785       4,762
       Note receivable                                             17,112
       Inventories                                        427         545
       Prepaid expenses and deposits                    1,100         370
                                                     --------    --------
           Total current assets                         9,267      29,016

     Property and equipment, net                      112,234     152,701
     Other assets, net                                  3,616       6,351
                                                     --------    --------
           Total assets                              $125,117    $188,068
                                                     ========    ========
     LIABILITIES AND STOCKHOLDERS' AND
     PARTNERS' EQUITY

     Current liabilities:
       Payable to affiliate                          $  1,133
       Note payable to bank                             1,075
       Accounts payable                                 3,234    $  3,701
       Accrued payroll and related benefits               983       1,693
       Accrued interest payable                           689         454
       Other accrued expenses                           2,882       3,429
       Long-term debt, due within one year              3,590       1,374
       Capital lease obligations, due within
         one year                                         502         519
                                                     --------    --------
           Total current liabilities                   14,088      11,170

     Long-term debt, due after one year                94,419      72,691
     Capital lease obligations, due after
       one year                                         2,139       2,079
     Deferred income taxes                              5,415       5,415
     Minority interest in partnerships                    524       4,246
                                                     --------    --------
           Total liabilities                          116,585      95,601
                                                     --------    --------
     Commitments and contingencies

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED BALANCE SHEETS (UNAUDITED), CONTINUED
     December 31, 1997 and June 30, 1998
     (in thousands, except share data)


                                                   December 31,  June 30,
                                                   1997          1998
                                                   ------------  ---------
     Stockholders' and partners' equity:
       Preferred stock - 5,000,000 shares author-
         ized, $0.01 par value, -0- shares issued
         and outstanding                             $     --    $     --
       Common stock - 50,000,000 shares author-
         ized, $0.01 par value; 7,084,254 and
         13,053,345 shares issued and outstanding          71         131
       Partners' deficit                                 (879)
       Additional paid-in capital                       3,935      84,896
       Retained earnings                                5,405       7,440
                                                     --------    --------
           Total stockholders' and partners'
             equity                                     8,532      92,467
                                                     --------    --------
           Total liabilities and stockholders'
             and partners' equity                    $125,117    $188,068
                                                     ========    ========


     The accompanying notes are an integral part of the consolidated financial statements.

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
     (UNAUDITED)
     for the three and six months ended June 30, 1997 and 1998
     (in thousands, except per share data)

                                                         Three Months Ended  Six Months Ended
                                                         June 30,            June 30,
                                                         ------------------  -----------------
                                                         1997      1998      1997      1998
                                                         -------   -------   -------   -------
      Revenues:
        Hotels and restaurants
          Rooms                                          $ 7,028   $11,668   $11,419   $18,552
          Food and beverage                                3,583     5,683     6,478     9,858
          Other                                              692       965     1,307     1,747
                                                         -------   -------   -------   -------
              Total hotels and restaurants                11,303    18,316    19,204    30,157

        Entertainment, management and services               798     1,008     1,810     2,026
        Rental operations                                  1,602     1,738     3,220     3,514
                                                         -------   -------   -------   -------
              Total revenues                              13,703    21,062    24,234    35,697
                                                         -------   -------   -------   -------
      Operating expenses:
        Direct:
          Hotels and restaurants:
            Rooms                                          1,765     2,954     3,192     5,045
            Food and beverage                              2,874     4,602     5,320     8,160
            Other                                            249       440       475       777
                                                         -------   -------   -------   -------
              Total hotels and restaurants                 4,888     7,996     8,987    13,982

          Entertainment, management and services             463       718     1,078     1,415
          Rental operations                                  371       347       738       732
                                                         -------   -------   -------   -------
              Total direct expenses                        5,722     9,061    10,803    16,129
                                                         -------   -------   -------   -------
        Undistributed operating expenses:
          Selling, general and administrative              2,081     3,070     3,801     5,065
          Property operating costs                         1,311     2,177     2,556     3,977
          Depreciation and amortization                    1,160     1,417     2,296     2,736
                                                         -------   -------   -------   -------
              Total undistributed operating expenses       4,552     6,664     8,653    11,778
                                                         -------   -------   -------   -------
              Total expenses                              10,274    15,725    19,456    27,907
                                                         -------   -------   -------   -------
      Operating income                                     3,429     5,337     4,778     7,790

      Other income (expense):
        Interest expense, net of amounts capitalized      (2,245)   (1,360)   (4,600)   (4,054)
        Interest income                                       77       126       170       196
        Other income                                                             346
        Minority interest in partnerships                     (9)      (85)       39       (45)
                                                         -------   -------   -------   -------

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
     (UNAUDITED), CONTINUED
     for the three and six months ended June 30, 1997 and 1998
     (in thousands, except per share data)


                                                         Three Months Ended  Six Months Ended
                                                         June 30,            June 30,
                                                         ------------------  -----------------
                                                         1997      1998      1997      1998
                                                         -------   -------   -------   ------
      Income before income taxes and extraordinary
        item                                             $ 1,252   $ 4,018   $   733   $ 3,887
      Income tax provision                                   426     1,366       252     1,322
                                                         -------   -------   -------   -------
      Income before extraordinary item                       826     2,652       481     2,565
      Extraordinary item -- write off
        of deferred loan fees, net of tax                             (530)               (530)
                                                         -------   -------   -------   -------
      Net and comprehensive income                       $   826   $ 2,122   $   481   $ 2,035
                                                         =======   =======   =======   =======
      Income per share before extraordinary item         $  0.12   $  0.21   $  0.07   $  0.26
                                                         =======   =======   =======   =======
      Net income per share:
        Basic                                            $  0.12   $  0.17   $  0.07   $  0.21
                                                         =======   =======   =======   =======
        Diluted                                          $  0.12   $  0.17   $  0.07   $  0.21
                                                         =======   =======   =======   =======
      Weighted-average shares outstanding:
        Basic                                              7,072    12,588     7,072     9,836
                                                         =======   =======   =======   =======
        Diluted                                            7,072    12,920     7,072    10,077
                                                         =======   =======   =======   =======


      The accompanying notes are an integral part of the consolidated financial statements.

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the six months ended June 30, 1997 and 1998
     (in thousands)

                                                       1997       1998
                                                       --------   --------
     Operating activities:
       Net income                                      $    481   $  2,035
       Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation and amortization                  2,296      2,736
           Minority interest in partnerships                (39)        45
           Extraordinary item -- write off of
             deferred loan fees                                        530
           Change in:
             Accounts receivable                            (19)    (1,977)
             Inventories                                    (11)      (118)
             Prepaid expenses and deposits                  (10)       730
             Other assets                                             (275)
             Accounts payable                              (109)       467
             Accrued payroll and related benefits           176        710
             Accrued interest payable                        64       (235)
             Other accrued expenses                        (808)       813
                                                       --------   --------
               Net cash provided by operating
                 activities                               2,021      5,461
                                                       --------   --------
     Investing activities:
       Additions to property and equipment               (3,368)   (27,769)
       Proceeds from disposition of property and
         equipment                                          703
       Issuance of note receivable                                 (17,112)
       Deposit for acquisition of hotel                             (1,980)
       Other, net                                           (36)      (283)
                                                       --------   --------
               Net cash used in investing activities     (2,701)   (47,144)
                                                       --------   --------
     Financing activities:
       Redemption of common stock                          (163)
       Distributions to stockholders and partners        (1,124)
       Dividends to stockholders                           (177)
       Proceeds from issuance of common stock under
         employee stock purchase plan                                  242
       Net proceeds from initial public offering
         of common stock                                            81,659
       Proceeds from note payable to bank                            1,925
       Repayment of note payable to bank                            (3,000)
       Proceeds from long-term debt                       4,352     32,971
       Repayment of long-term debt                       (1,712)   (68,319)
       Payments to affiliate                                        (1,133)

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the six months ended June 30, 1997 and 1998
     (in thousands)

                                                       1997       1998
                                                       --------   --------
     Financing activities, Continued:
       Principal payments on capital lease
         obligations                                   $   (219)  $   (267)
       Payment of loan fees                                         (1,123)
                                                       --------   --------
         Net cash provided by financing activities          957     42,955
                                                       --------   --------
     Change in cash and cash equivalents:
       Net increase in cash and cash equivalents            277      1,272
       Cash and cash equivalents at beginning of
         period                                           5,703      4,955
                                                       --------   --------
       Cash and cash equivalents at end of period      $  5,980   $  6,227
                                                       ========   ========

     Supplemental disclosure of cash flow
       information:
         Cash paid during period for:
           Interest (net of amount capitalized)        $  4,536   $  3,819
           Income taxes                                     125
         Noncash investing and financing activities:
           Acquisition of leases                                       222
           Issuance of operating partnership units
             for property acquisitions                               4,557
           Acquisition of property through assumption
             of debt and capital leases                             11,404



     The accompanying notes are an integral part of the consolidated financial statements.

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  QUARTERLY INFORMATION:

          The unaudited consolidated financial statements included herein have been prepared by Cavanaughs Hospitality Corporation (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. The balance sheet as of December 31, 1997 has been derived from the audited balance sheet as of such date. The Company believes that the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the financial statements and the notes thereto for the period ended December 31, 1997 previously filed with the SEC on Form S-1 which was effective in April 1998.

          In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments normal and recurring in nature, necessary to present fairly the consolidated financial position of the Company at June 30, 1998 and the consolidated results of operations and cash flows for the three and six months ended June 30, 1998 and 1997. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.


      2.  ORGANIZATION:

          At June 30, 1997, the Company controlled and operated (through ownership or lease with purchase option agreements) seven hotel properties. At June 30, 1998, the Company controlled and operated 14 hotel properties in Seattle, Spokane, Yakima and Kennewick, Washington; Post Falls and Idaho Falls, Idaho; Kalispell, Montana; Hillsboro, Oregon; and Salt Lake City, Utah under its Cavanaughs(TM) brand. Additionally, the Company provides computerized ticketing for entertainment events and arranges Broadway and other entertainment event productions. The Company also leases retail and office space in buildings owned by the Company and manages residential and commercial properties in Washington, Idaho and Montana. The Company's operations are classified into three divisions: (1) hotels and restaurants, (2) entertainment, management and services, and (3) rental operations.

          Prior to January 1, 1998, the financial statements included the combined operations of Cavanaughs Hospitality Corporation (including its merged and predecessor entities) and G&B: Lincoln Building Limited Partnership (Lincoln Building). On January 1, 1998, the Company issued common stock and units in the Cavanaughs Hospitality Limited Partnership (OP Units) to the partners of

          Lincoln Building in exchange for the assets and liabilities of Lincoln Building. Therefore, consolidated financial statements of the Company are presented at June 30, 1998.


      3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

            In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments for an Enterprise and Related Information". This Statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, and its major customers. The implementation of SFAS No. 131 on January 1, 1998 did not have a material impact on the consolidated financial statements.


      4.  INITIAL PUBLIC OFFERING:

          In April 1998, the Company completed an initial public offering (Offering) of 5,951,250 shares of common stock. The proceeds, after deducting the underwriting discount and before offering expenses, of approximately $83.0 million were used to repay certain debt and acquire hotel properties.

      5.  1998 ACQUISITIONS:

          In January 1998, the Company entered into a lease with purchase option to acquire certain assets of a hotel in Spokane, Washington for approximately $11.5 million and acquired certain assets of a hotel in Idaho Falls, Idaho for approximately $3.8 million. In April 1998, the purchase option on the Spokane, Washington hotel was exercised. In February 1998, the Company acquired certain assets of a hotel in Post Falls, Idaho for approximately $9.5 million. In April 1998, the Company acquired certain assets of a hotel in Hillsboro, Oregon for approximately $5.5 million. In June 1998, the Company acquired certain assets of a hotel in Kalispell, Montana for approximately $9.6 million. In June 1998, the Company acquired, through a management and purchase agreement, The Olympus Hotel and Conference Center, located in Salt Lake City, Utah. The final closing on the purchase of the assets was made on July 1, 1998 for a total price of $31.6 million. A Current Report on Form 8-K/A was filed with the SEC on August 13, 1998, which included the pro forma disclosures of the acquisition.

          All of these acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of operations of these hotels have been included in the consolidated statement of operations since their respective dates of acquisition. The excess purchase price of the assets over their historical cost bases has been allocated to property and equipment and is being depreciated over the estimated remaining useful life of the related assets. Pro forma disclosures reflecting these acquisitions have been included in the Company's Form S-1 and Form 8-K/A as previously filed with the SEC.

          On July 31, 1998, the Company acquired four additional hotels for $30.3 million from one seller. The hotels are located in Boise, Twin Falls and Pocatello, Idaho and Helena, Montana. This acquisition will be accounted for using the purchase method of accounting.

          The Company used the net proceeds of the initial public offering to repay $68.3 million of debt. In connection with the debt repayment, approximately $530,000 of deferred loan fees and prepayment penalties, net of income taxes, were charged to operations during the second quarter of 1998 and are presented as an extraordinary item.

          In May 1998, the Company obtained an $80 million revolving secured credit facility with a bank (Revolving Credit Facility). The credit facility requires that the Company maintain certain financial ratios and minimum levels of cash flows. Any outstanding borrowings bear interest based on prime rate or LIBOR. The credit facility matures in five years. The credit facility requires the payment of a 1% fee plus an annual standby fee of 0.25%. At June 30, 1998, $26,050,000 is outstanding under the credit facility. The Company was in compliance with all required covenants at June 30, 1998


      7.  CONTINGENCY:

          In 1994, the Company was sued by the contractor who constructed one of the Company's hotel properties asserting lack of payment of cost overruns. The Company filed a counter claim for the recovery of various damages. The Company obtained summary judgment for most of the claims. As of June 30, 1998, the amount of claims against the Company which have not been dismissed or are subject to appeal is $233,000, plus interest. The Company's counter claims which have not been dismissed are $419,000. Management believes that the ultimate resolution of this matter will not have a material effect on the Company's results of operations, financial condition or cash flows.

      8.  EARNINGS PER SHARE:

          The following table presents a reconciliation of the numerators and denominators used in the basic and diluted EPS computations (in thousands, except per share amounts). Also shown is the number of dilutive securities (stock options) that would have been included in the diluted EPS computation if they were not anti-dilutive.

                                               Three Months Ended        Six Months Ended
                                               June 30,                  June 30,
                                               -----------------------   -----------------------
                                               1997      1998            1997      1998
                                               -------   -------         -------   -------
              Numerator:
                Income before extra-
                   ordinary item               $   826   $ 2,652         $   481   $ 2,565
                Extraordinary item                  --      (530)             --      (530)
                                               -------   -------         -------   -------
                Net income after extra-
                   ordinary item - basic           826     2,122             481     2,035
                Income effect of dilutive
                   OP Units                         --        85              --        82
                                               -------   -------         -------   -------
                Net income after extra-
                   ordinary item - diluted     $   826   $ 2,207         $   481   $ 2,117
                                               =======   =======         =======   =======
              Denominator:
                Weighted-average shares
                   outstanding - basic           7,072    12,588           7,072     9,836
                Effect of dilutive
                   OP Units                         --       332              --       241
                Effect of dilutive common
                   stock options                    --        (A)             --        (A)
                                               -------   -------         -------   -------
                Weighted-average shares
                   outstanding - diluted         7,072    12,920           7,072    10,077
                                               =======   =======         =======   =======
              Earnings Per Share - basic
                and diluted
                   Income per share before
                     extraordinary item        $  0.12   $  0.21         $  0.07   $  0.26
                   Extraordinary item               --     (0.04)             --     (0.05)
                                               -------   -------         -------   -------
                   Net income per share -
                     basic and diluted         $  0.12   $  0.17         $  0.07   $  0.21
                                               =======   =======         =======   =======

            (A) For the six and three months ending June 30, 1998, 591,028 stock options were excluded from the calculation of diluted earnings per share because there would be no effect as the exercise price of the options is greater than the current market value.

     CAVANAUGHS HOSPITALITY CORPORATION

     Part I - Financial Information


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General
     -------
     The following discussion and analysis addresses the results of operations for the Company for the three and six months ended June 30, 1997 and 1998. The following should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in "Risk Factors" and elsewhere in the Form S-1 filed originally by the Company in April 1998 (File No. 333-44491)

     The Company's revenues are derived primarily from the Hotels and reflect revenue from rooms, food and beverage and other sources, including telephone, guest services, banquet room rentals, gift shops and other amenities. Hotel revenues accounted for 84.5% of total revenue in the six months ended June 30, 1998 and increased 57.0% from $19.2 million in 1997 to $30.2 million in 1998. This increase was primarily the result of the addition of seven hotels in the period and an increase in revenue per available room (REVPAR) from the hotels owned for greater than one year ("Comparable Hotels") of $42.21 in 1997 to $49.47 in 1998, a 17.2% increase. The balance of the Company's revenues are derived from its entertainment, management and services and rental operations divisions. These revenues are generated from ticket distribution handling fees, real estate management fees, sales commissions and rents. In the six months ended June 30, 1998, entertainment, management and services accounted for 5.7% of total revenues and rental operations accounted for 9.8% of total revenues. These two divisions are expected to represent a smaller percent of total revenues in the future as the Company continues to pursue its hotel growth strategy.

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

     The following table sets forth selected items from the consolidated statements of income and comprehensive income as a percent of total revenues and certain other selected data:

     <capiton>
                                                     Three Months Ended   Six Months Ended
                                                     June 30,             June 30,
                                                     ------------------   ----------------
                                                     1997      1998       1997     1998
                                                     -------   --------   ------   -------
      Revenues:
        Hotels and restaurants                        82.5%     87.0%      79.2%    84.5%
        Entertainment, management and services         5.8       4.8        7.5      5.7
        Rental operations                             11.7       8.2       13.3      9.8
                                                     -----     -----      -----    -----
      Total revenues                                 100.0%    100.0%     100.0%   100.0%
                                                     =====     =====      =====    =====
      Direct operating expenses                       41.8%     43.0%      44.6%    45.2%
                                                     -----     -----      -----    -----
      Undistributed operating expenses:
        Selling, general and administrative           15.2      14.6       15.7     14.2
        Property operating costs                       9.5      10.4       10.5     11.1
        Depreciation and amortization                  8.5       6.6        9.5      7.7
                                                     -----     -----      -----    -----
      Total undistributed operating expenses          33.2      31.6       35.7     33.0
                                                     -----     -----      -----    -----
      Operating income                                25.0      25.4       19.7     21.8

      Interest expense, net                           15.9       5.9       18.3     10.9
      Other income                                      --        --        1.6       --
                                                     -----     -----      -----    -----
      Income before income taxes and extra-
        ordinary item                                  9.1      19.1        3.0     10.9
      Income tax provision                             3.1       6.5        1.0      3.7
                                                     -----     -----      -----    -----
      Income before extraordinary item                 6.0%     12.6%       2.0%     7.2%
                                                     =====     =====      =====    =====
      Comparable Hotels:
        REVPAR                                       $51.49    $56.48     $42.21   $49.47
        ADR                                           77.55     83.35      72.65    79.79
        Occupancy                                     66.40%    67.80%     58.1%    62.0%

     RESULTS OF OPERATIONS
     ---------------------
     COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO SIX MONTHS ENDED JUNE 30, 1997

     Total revenues increased $11.5 million, or 47.3%, from $24.2 million in 1997 to $35.7 million in 1998. This increase is attributed primarily to revenue generated from increases in total rooms occupied and REVPAR and the addition of seven hotels.

     Total hotel and restaurant revenues increased $11.0 million, or 57.0%, from $19.2 million in 1997 to $30.2 million in 1998. ADR for the seven Comparable Hotels increased $7.14, or 9.8%, from $72.65 in 1997 to $79.79 in 1998. Available room nights increased 61.9% in 1998. REVPAR for the seven Comparable Hotels increased $7.26, or 17.2% from $42.21 in 1997 to $49.47 in 1998. The results reflect the addition of Cavanaughs Gateway Hotel, Cavanaughs Ridpath Hotel, Cavanaughs on the Falls, Cavanaughs Outlaw Hotel, Cavanaughs Olympus Hotel, Cavanaughs Hillsboro Hotel and Cavanaughs Templin's Resort which contributed, in part, to this increase in revenues.

     Entertainment, management and services revenues increased $217,000, or 12.0% in 1998. Management and services revenue increased from the addition of new third-party management contracts.

     Rental income increased $293,000, or 9.1%, from $3.2 million in 1997 to $3.5 million in 1998. This increase is due primarily to the addition of leased space in the Crescent Court property to The Travelers company which commenced occupancy in January 1998.

     Direct operating expenses increased $5.3 million, or 49.3%, from $10.8 million in 1997 to $16.1 million in 1998, primarily due to the increase in the number of hotel guests served and the addition of seven hotels. This represents an increase in direct operating expenses as a percentage of total revenues from 44.6% in 1997 to 45.2% in 1998.

     Total undistributed operating expenses increased $3.1 million, or 36.1%, from $8.7 million in 1997 to $11.8 million in 1998. Total undistributed operating expenses include selling, general and administrative expenses, which increased 33.3% from $3.8 million in 1997 to $5.1 million in 1998, and depreciation and amortization, which increased 19.2% from $2.3 million in 1997 to $2.7 million in 1998. Total undistributed operating expenses as a percentage of total revenues decreased 2.7% from 35.7% in 1997 to 33.0% in 1998. The decrease in undistributed operating expenses as a percentage of total revenues is primarily attributed to the increased REVPAR and the company controlling sales and administrative expenses.

     Operating income increased $3.0 million, or 63.0%, from $4.8 million in 1997 to $7.8 million in 1998. As a percentage of total revenues, operating income increased from 19.7% in 1997 to 21.8% in 1998. This increase is due primarily to an increase in REVPAR, the addition of seven hotels and improvements in the undistributed operating expense margins.

     Interest expense decreased $0.5 million, or 11.9%, from $4.6 million in 1997 to $4.1 million in 1998. Interest expense declined as a result of the application of the net proceeds of the Offering to repay certain indebtedness, but is expected to increase in the future due to the funding of hotel acquisitions with additional debt.

     Income tax provision increased 424.6%, from $0.3 million in 1997 to $1.3 million in 1998, due to the increase in the income before income taxes. The effective income tax rate for both periods was 34.0%.

     Income before extraordinary item (noncash write off of deferred loan fees) increased $2.1 million, or 433.4%, from $0.5 in 1997 to $2.6 million in 1998.

     COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 TO THREE MONTHS ENDED JUNE 30, 1997

     Total revenues increased $7.4 million, or 53.7%, from $13.7 million in 1997 to $21.1 million in 1998. This increase is attributed primarily to revenue generated from increases in total rooms occupied and REVPAR and the addition of seven hotels.

     Total hotel and restaurant revenues increased $7.0 million, or 62.0%, from $11.3 million in 1997 to $18.3 million in 1998. ADR for the Comparable Hotels increased $5.80, or 7.5%, from $77.55 in 1997 to $83.35 in 1998. REVPAR for the Comparable Hotels increased $4.99, or 9.7% from $51.49 in 1997 to $56.48 in 1998. The results reflect the addition of Cavanaughs Gateway Hotel, Cavanaughs Ridpath Hotel, Cavanaughs on the Falls, Cavanaughs Outlaw Hotel, Cavanaughs Hillsboro Hotel, Cavanaughs Olympus Hotel and Cavanaughs Templin's Resort which contributed, in part, to this increase in revenues.

     Entertainment, management and services revenues increased $211,000, or 26.5% in 1998. Management and services revenue increased from the addition of new third-party management contracts.

     Rental income increased $0.1 million, or 8.4%, from $1.6 million in 1997 to $1.7 million in 1998. This increase is due primarily to the addition of leased space in the Crescent Court property to The Travelers company which commenced occupancy in January 1998.

     Direct operating expenses increased $3.3 million, or 58.4%, from $5.7 million in 1997 to $9.1 million in 1998, primarily due to the increase in the number of hotel guests served and the addition of seven hotels. This represents an increase in direct operating expenses as a percentage of total revenues from 41.8% in 1997 to 43.0% in 1998.

     Total undistributed operating expenses increased $2.1 million, or 46.4%, from $4.6 million in 1997 to $6.7 million in 1998. Total undistributed operating expenses include selling, general and administrative expenses, which increased 47.5% from $2.1 million in 1997 to $3.1 million in 1998, and depreciation and amortization, which increased 22.2% from $1.2 million in 1997 to $1.4 million in 1998. Total undistributed operating expenses as a percentage of total revenues decreased 1.6% from 33.2% in 1997 to 31.6% in 1998. The decrease in undistributed operating expenses as a percentage of total revenues is primarily attributed to the increased REVPAR and the company controlling sales and administrative expenses.

     Operating income increased $1.9 million, or 55.7%, from $3.4 million in 1997 to $5.3 million in 1998. As a percentage of total revenues, operating income increased from 25.0% in 1997 to 25.3% in 1998. This increase is due primarily to an increase in REVPAR, the addition of seven hotels and improvements in the undistributed operating expense margins.

     Interest expense decreased $0.9 million, or 39.4%, from $2.3 million in 1997 to $1.4 million in 1998. Interest expense declined as a result of the application of the net proceeds of the Offering to repay certain indebtedness, but is expected to increase in the future due to the funding of hotel acquisitions with additional debt.

     Income tax provision increased 221.1%, from $0.4 million in 1997 to $1.4 in 1998, due to the increase in the income before income taxes. The effective income tax rate for both periods was 34.0%.

     Income before extraordinary item (noncash write off of deferred loan fees) increased $1.8 million, or 221.1%, from $0.8 in 1997 to $2.7 million in 1998.


     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------
     The Company's principal sources of liquidity are cash on hand, cash generated by operations and borrowings under a $80.0 million Revolving Credit Facility. Cash generated by operations in excess of operating expenses is used for capital expenditures and to reduce amounts outstanding under the Revolving Credit Facility. Hotel acquisitions, development and expansion have been and will be financed through a combination of internally generated cash, borrowing under credit facilities, and the issuance of common stock or OP Units.

     The Company's short-term capital needs include food and beverage inventory, payroll and the repayment of interest expense on outstanding mortgage indebtedness. Historically, the Company has met these needs through internally generated cash.

     The Company's long-term capital needs include funds for property acquisitions, scheduled debt maturities and renovations and other non-recurring capital improvements. The Company anticipates meeting its future long-term capital needs through the borrowing of additional debt financing secured by the Hotels, unsecured private or public debt offerings, additional equity offerings or the issuances of OP Units, along with cash generated from internal operations. In April 1998, the Company completed its initial public offering of 5,951,250 shares at $15.00 per share. The proceeds to the Company after deducting the underwriter's commission, but before other expenses, was $83.0 million. In April, the Company used the proceeds from the offering to repay approximately $68.6 million of debt, the balance was used to fund the acquisition of the fee interest in the Cavanaughs Ridpath and to acquire the Cavanaughs Hillsboro Hotel.

     At June 30, 1998, the Company had $6.2 million in cash and cash equivalents, an increase of $1.3 million from $4.9 million on December 31, 1997. The Company has acquired six hotels during the six months ended June 30, 1998 and has expended $47.1 million for these acquisitions and capital expenditures. The Company establishes reserves for capital replacement in the amount of 4.0% of gross income to maintain the Hotels at acceptable levels. Acquired hotel properties have a separate capital budget for purchase, construction, renovation, and branding costs. Capital expenditures planned for Hotels in 1998 are expected to be approximately $3.0 million. Management believes the consistent renovation and upgrading of the Hotels and other properties is imperative to its long-term reputation and customer satisfaction.

     To fund its acquisition program and meet its working capital needs, the Company has received an $80 million Revolving Credit Facility from U.S. Bank which was consummated on May 5, 1998. The interest rate is 185 basis points over LIBOR and declining to 165 basis points after six months if the Company maintains certain earnings before interest, taxes, depreciation and amortization (EBITDA) to debt ratios. The Revolving Credit Facility has an initial term of five years and an annualized fee for the unutilized portion of the facility. The Company selects from four different interest rates when it draws funds: the lender's prime rate or one, three, or six month LIBOR plus the applicable margin of 165 to 235 basis points, depending on the ratio of EBITDA to total funded debt. The Revolving Credit Facility has covenants that allow for the Company to draw funds based on the trailing 12 months performance on a pro forma basis for both acquired and owned properties. The Revolving Credit Facility allows the Company to choose which properties are part of the collateral base and, therefore, gives the Company the ability to utilize other long-term credit facilities that may be more favorable to the Company. Funds from the Revolving Credit Facility may be used for acquisitions, renovations, construction and general corporate purposes. The Company believes the structure and availability of funds under the Revolving Credit Facility will be sufficient to meet the Company's long-term growth plans.

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

     As of June 30, 1998, the Company had debt outstanding of $74.1 million consisting of primarily variable and fixed rate debt secured by individual properties. In April 1998, the Company completed its initial public offering and entered into the $80.0 million Revolving Credit Facility, which has $26.0 million outstanding at June 30, 1998 and $54.0 million available to be drawn.

     The Company believes that cash generated by operations will be sufficient to fund the Company's operating strategy for the foreseeable future, and that any remaining cash generated by operations, together with capital available under the Revolving Credit Facility (subject to the terms and covenants included therein) will be adequate to fund the Company's growth strategy in the near term. Thereafter, the Company expects that future capital needs, including property acquisitions, will be met through a combination of net cash provided by operations, borrowings and additional issuances of Common Stock or OP Units.

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

     Part II - Other Information
     ---------------------------
     ITEM 1.  LEGAL PROCEEDINGS
     In 1994, the Company was sued by the contractor who constructed one of the Company's hotel properties asserting lack of payment of cost overruns. The Company filed a counter claim for the recovery of various damages. The Company obtained summary judgment for most of the claims. As of June 30, 1998, the amount of claims against the Company which have not been dismissed or are subject to appeal is $233,000, plus interest. The Company's counter claims which have not been dismissed are $419,000. Management believes that the ultimate resolution of this matter will not have a material effect on the Company's results of operations, financial condition or cash flows.

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company's Registration Statement for its initial public offering of securities (File No. 333-44491) became effective on April 3, 1998.

     Of the total net proceeds to the Company from the offering which are estimated to be in the amount of $81.4 million, the following amounts were used from the date of the offering through the date of this report:

                                                            Amount
     Category of Use                                        of Use
     ----------------------------------------------------   ----------
     Purchases of real estate                               $12.8 million
     Repayment of indebtedness                               68.6 million


     None of the net proceeds to the Company of the offering was paid to directors, officers, ten percent shareholders or affiliates of the Company.


     ITEMS 3, 4 and 5 of Part II are omitted from this report as they are not applicable.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

            27.1  Financial Data Schedule

       (b)  Reports on Form 8-K

            On June 12, 1998, the Company filed a Current Report on Form 8-K relating to The Olympus Hotel and Conference Center (Olympus). On August 14, 1998, the Company filed an Amendment No. 1 to said Report on Form 8-K/A to include the audited financial statements of Olympus.

     CAVANAUGHS HOSPITALITY CORPORATION
     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   CAVANAUGHS HOSPITALITY CORPORATION
                                   (Registrant)

     Date: August 14, 1998         By:  /s/ Arthur M. Coffey
           ---------------------        -----------------------------------
                                        Arthur M. Coffey, Executive Vice
                                          President and Chief Financial
                                          Officer