Form 10-Q
period 1998-09-30
CAVANAUGHS HOSPITALITY CORP
filed 1998-11-16
CIK 1052595

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      Form 10-Q

          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15)d OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998
                                              ------------------
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

          As of October 31, 1998, there were 12,648,937 shares of the Registrant's common stock outstanding.

                       CAVANAUGHS HOSPITALITY CORPORATION

                                    Form 10-Q
                    For the Quarter Ended September 30, 1998

     INDEX

     Part I - Financial Information

              Item 1 - Financial Statements:

                       - Consolidated Balance Sheets -- December 31, 1997
                         and September 30, 1998

                       - Consolidated Statements of Income and
                         Comprehensive Income -- Three and Nine Months Ended September 30, 1997 and 1998

                       - Consolidated Statements of Cash Flows -- Nine
                         Months Ended September 30, 1997 and 1998

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

              Item 1 - Legal Proceedings

              Item 2 - Changes in Securities and Use of Proceeds

              Item 6 - Exhibits and Reports on Form 8-K

     Part I - Financial Information
     ITEM 1.  FINANCIAL STATEMENTS

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
     December 31, 1997 and September 30, 1998
     (in thousands, except share data)


                                               December 31,  September 30,
                                               1997          1998
                                               ------------  -------------
     ASSETS

     Current assets:
       Cash and cash equivalents                 $  4,955      $  6,721
       Accounts receivable                          2,785         6,365
       Inventories                                    427           753
       Prepaid expenses and deposits                1,100           418
                                                 --------      --------
           Total current assets                     9,267        14,257

     Property and equipment, net                  112,234       214,576
     Other assets, net                              3,616         5,017
                                                 --------      --------
           Total assets                          $125,117      $233,850
                                                 ========      ========
     LIABILITIES AND STOCKHOLDERS' AND
     PARTNERS' EQUITY

     Current liabilities:
       Payable to affiliate                      $  1,133
       Note payable                                 1,075      $    108
       Accounts payable                             3,234         5,383
       Accrued payroll and related benefits           983         1,956
       Accrued interest payable                       689           375
       Other accrued expenses                       2,882         5,915
       Long-term debt, due within one year          3,590         1,271
       Capital lease obligations, due within
         one year                                     502           578
                                                 --------      --------
           Total current liabilities               14,088        15,586

     Long-term debt, due after one year            94,419       113,502
     Capital lease obligations, due after
       one year                                     2,139         1,910
     Deferred income taxes                          5,415         5,415
     Minority interest in partnerships                524         4,421
                                                 --------      --------
           Total liabilities                      116,585       140,834
                                                 --------      --------
     Commitments and contingencies

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED BALANCE SHEETS (UNAUDITED), CONTINUED
     December 31, 1997 and September 30, 1998
     (in thousands, except share data)


                                               December 31,  September 30,
                                               1997          1998
                                               ------------  -------------

     Stockholders' and partners' equity:
       Preferred stock - 5,000,000 shares
         authorized, $0.01 par value, -0-
         shares issued and outstanding           $     --      $     --
       Common stock - 50,000,000 shares
         authorized, $0.01 par value;
         7,084,254 and 12,695,337 shares
         issued and outstanding                        71           127
       Partners' deficit                             (879)
       Additional paid-in capital                   3,935        81,328
       Retained earnings                            5,405        11,561
                                                 --------      --------
           Total stockholders' and partners'
             equity                                 8,532        93,016
                                                 --------      --------
           Total liabilities and stockholders'
             and partners' equity                $125,117      $233,850
                                                 ========      ========


     The accompanying notes are an integral part of the consolidated financial statements.

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
     (UNAUDITED)
     for the three and nine months ended September 30, 1997 and 1998 (in thousands, except per share data)


                                                         Three Months Ended  Nine Months Ended
                                                         September 30,       September 30,
                                                         ------------------  -----------------
                                                         1997      1998      1997      1998
                                                         -------   -------   -------   -------
      Revenues:
        Hotels and restaurants
          Rooms                                          $ 8,426   $16,813   $19,845   $35,365
          Food and beverage                                3,824     6,778    10,302    16,636
          Other                                              718     1,289     2,025     3,036
                                                         -------   -------   -------   -------
              Total hotels and restaurants                12,968    24,880    32,172    55,037

        Entertainment, management and services             1,015       907     2,824     2,933
        Rental operations                                  1,579     1,801     4,799     5,315
                                                         -------   -------   -------   -------
              Total revenues                              15,562    27,588    39,795    63,285
                                                         -------   -------   -------   -------
      Operating expenses:
        Direct:
          Hotels and restaurants:
            Rooms                                          1,983     4,035     5,176     9,080
            Food and beverage                              3,173     5,412     8,493    13,573
            Other                                            329       590       803     1,366
                                                         -------   -------   -------   -------
              Total hotels and restaurants                 5,485    10,037    14,472    24,019

          Entertainment, management and services             544       640     1,622     2,055
          Rental operations                                  359       439     1,097     1,171
                                                         -------   -------   -------   -------
              Total direct expenses                        6,388    11,116    17,191    27,245
                                                         -------   -------   -------   -------
        Undistributed operating expenses:
          Selling, general and administrative              2,102     3,427     5,904     8,494
          Property operating costs                         1,290     3,001     3,845     6,977
          Depreciation and amortization                    1,309     1,621     3,604     4,357
                                                         -------   -------   -------   -------
              Total undistributed operating expenses       4,701     8,049    13,353    19,828
                                                         -------   -------   -------   -------
              Total expenses                              11,089    19,165    30,544    47,073
                                                         -------   -------   -------   -------
      Operating income                                     4,473     8,423     9,251    16,212

      Other income (expense):
        Interest expense, net of amounts capitalized      (2,190)   (1,936)   (6,791)   (5,990)
        Interest income                                      106        75       276       271
        Other income                                                     6       346         5
        Minority interest in partnerships                    (28)     (203)       12      (247)
                                                         -------   -------   -------   -------

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
     (UNAUDITED), CONTINUED
     for the three and nine months ended September 30, 1997 and 1998 (in thousands, except per share data)


                                                         Three Months Ended  Nine Months Ended
                                                         September 30,       September 30,
                                                         ------------------  -----------------
                                                         1997      1998      1997      1998
                                                         -------   -------   -------   ------
      Income before income taxes and extraordinary
        item                                             $ 2,361   $ 6,365   $ 3,094   $10,251
      Income tax provision                                   803     2,228     1,055     3,549
                                                         -------   -------   -------   -------
      Income before extraordinary item                     1,558     4,137     2,039     6,702
      Extraordinary item -- write off
        of deferred loan fees, net of tax                              (16)               (546)
                                                         -------   -------   -------   -------
      Net and comprehensive income                       $ 1,558   $ 4,121   $ 2,039   $ 6,156
                                                         =======   =======   =======   =======
      Income per share before extraordinary item         $  0.22   $  0.32   $  0.29   $  0.61
                                                         =======   =======   =======   =======
      Net income per share:

        Basic                                            $  0.22   $  0.32   $  0.29   $  0.56
                                                         =======   =======   =======   =======
        Diluted                                          $  0.22   $  0.32   $  0.29   $  0.56
                                                         =======   =======   =======   =======
      Weighted-average shares outstanding:

        Basic                                              7,084    12,983     7,084    10,907
                                                         =======   =======   =======   =======
        Diluted                                            7,084    13,379     7,084    11,201
                                                         =======   =======   =======   =======



     The accompanying notes are an integral part of the consolidated financial statements.

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the nine months ended June 30, 1997 and 1998
     (in thousands)

                                                       1997       1998
                                                       --------   --------
     Operating activities:
       Net income                                      $  2,039   $  6,156
       Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation and amortization                  3,604      4,357
           Minority interest in partnerships                (12)       247
           Stock issued for directors' compensation                      9
           Extraordinary item -- write off of
             deferred loan fees                                        546
           Change in:
             Accounts receivable                           (660)    (3,580)
             Inventories                                      8       (326)
             Prepaid expenses and deposits                  762        682
             Other assets                                             (388)
             Accounts payable                              (533)     2,149
             Accrued payroll and related benefits           180        973
             Accrued interest payable                        14       (314)
             Other accrued expenses                         669      3,315
                                                       --------   --------
               Net cash provided by operating
                 activities                               6,071     13,826
                                                       --------   --------
     Investing activities:
       Additions to property and equipment               (4,957)    (4,917)
       Proceeds from disposition of property and
         equipment                                          703
       Acquisitions of property and equipment                      (86,132)
       Issuance of note receivable                                 (17,112)
       Payments on note receivable                                  17,112
       Purchase of other assets                                       (300)
       Other, net                                          (170)      (475)
                                                       --------   --------
               Net cash used in investing activities     (4,424)   (91,824)
                                                       --------   --------

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED for the nine months ended September 30, 1997 and 1998
     (in thousands)

                                                       1997       1998
                                                       --------   --------
     Financing activities:
       Distributions to stockholders and partners      $   (688)  $    (27)
       Dividends to stockholders                           (248)
       Proceeds from issuance of common stock under
         employee stock purchase plan                                  242
       Net proceeds from initial public offering
         of common stock                                            81,468
       Purchase and retirement of common stock             (163)    (3,391)
       Proceeds from note payable                                    1,925
       Repayment of note payable                                    (3,054)
       Proceeds from long-term debt                       3,395     75,483
       Repayment of long-term debt                       (2,383)   (70,124)
       Advances from (payments to) affiliates             1,624     (1,133)
       Principal payments on capital lease
         obligations                                        (64)      (415)
       Additions to deferred financing costs                        (1,210)
                                                       --------   --------
           Net cash provided by financing activities      1,473     79,764
                                                       --------   --------
     Change in cash and cash equivalents:
       Net increase in cash and cash equivalents          3,120      1,766
       Cash and cash equivalents at beginning of
         period                                           5,703      4,955
                                                       --------   --------
       Cash and cash equivalents at end of period      $  8,823   $  6,721
                                                       ========   ========

     Supplemental disclosure of cash flow
       information:
         Cash paid during period for:
           Interest (net of amount capitalized)        $  6,791   $  5,990
           Income taxes                                   1,325      1,213
         Noncash investing and financing activities:
           Acquisition of equipment under capital
             leases                                                    262
           Issuance of operating partnership units
             for property acquisitions                               4,548
           Acquisition of property through assumption
             of debt and capital leases                             11,404
           Acquisition of property through issuance
             of note payable                                           162


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

          In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments normal and recurring in nature, necessary to present fairly the consolidated financial position of the Company at September 30, 1998 and the consolidated results of operations and cash flows for the three and nine months ended September 30, 1998 and 1997. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.


      2.  ORGANIZATION:

          At September 30, 1997, the Company controlled and operated (through ownership or lease with purchase option agreements) seven hotel properties. At September 30, 1998, the Company controlled and operated 18 hotel properties in Seattle, Spokane, Yakima and Kennewick, Washington; Post Falls, Boise, Twin Falls, Pocatello and Idaho Falls, Idaho; Kalispell and Helena, Montana; Hillsboro, Oregon; and Salt Lake City, Utah under its Cavanaughs(TM) brand. Additionally, the Company provides computerized ticketing for entertainment events and arranges Broadway and other entertainment event productions. The Company also leases retail and office space in buildings owned by the Company and manages residential and commercial properties in Washington, Idaho and Montana. The Company's operations are classified into three divisions: (1) hotels and restaurants,
          (2) entertainment, management and services, and (3) rental operations.

          Prior to January 1, 1998, the financial statements included the combined operations of Cavanaughs Hospitality Corporation (including its merged and predecessor entities) and G&B: Lincoln Building Limited Partnership (Lincoln Building). On January 1, 1998, the Company issued common stock and units in the Cavanaughs Hospitality Limited Partnership (OP Units) to the partners of

          Lincoln Building in exchange for the assets and liabilities of Lincoln Building. Therefore, consolidated financial statements of the Company are presented at September 30, 1998.


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

            In April 1998, Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities" was issued. The SOP requires that all costs of start-up activities and organization costs be expensed as incurred. The Company is required to implement the SOP on January 1, 1999 and report the change as a cumulative effect of an accounting change in the statement of income. The Company has not determined the effect of adopting this new standard.

      4.  INITIAL PUBLIC OFFERING:

          In April 1998, the Company completed an initial public offering (Offering) of 5,951,250 shares of common stock. The proceeds, after deducting the underwriting discount and before offering expenses, of approximately $83.0 million were used to repay certain debt and acquire hotel properties.


      5.  1998 ACQUISITIONS:

          In January 1998, the Company entered into a lease with purchase option to acquire certain assets of a hotel in Spokane, Washington for approximately $11.5 million and acquired certain assets of a hotel in Idaho Falls, Idaho for approximately $3.8 million. In April 1998, the purchase option on the Spokane, Washington hotel was exercised. In February 1998, the Company acquired certain assets of a hotel in Post Falls, Idaho for approximately $9.5 million. In April 1998, the Company acquired certain assets of a hotel in Hillsboro, Oregon for approximately $5.5 million. In June 1998, the Company acquired certain assets of a hotel in Kalispell, Montana for approximately $9.6 million. In June 1998, the Company acquired, through a management and purchase agreement, The Olympus Hotel and Conference Center, located in Salt Lake City, Utah for a total price of $31.6 million. A Current Report on Form 8-K/A was filed with the SEC on August 13, 1998, which included the pro forma disclosures of the acquisition. On July 31, 1998, the Company acquired four additional hotels for $30.3 million from one seller. The hotels are located in Boise, Twin Falls and Pocatello, Idaho and Helena, Montana. A Current Report on Form 8-K/A was filed with the SEC on October 14, 1998, which included the pro forma disclosures of the acquisition.

          All of these acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of operations of these hotels have been included in the consolidated statement of operations since their respective dates of acquisition. The excess purchase price of the assets over their historical cost bases has been allocated to property and equipment and is being depreciated over the estimated remaining useful life of the related assets. Pro forma disclosures reflecting these acquisitions have been included in the Company's Form S-1 and Forms 8-K/A as previously filed with the SEC.

     6.   LONG-TERM DEBT AND LINE OF CREDIT:

          The Company used the net proceeds of the initial public offering to repay $68.6 million of debt. In connection with the debt repayment, approximately $546,000 of deferred loan fees and prepayment penalties, net of income taxes, were charged to operations during the second and third quarters of 1998 and are presented as an extraordinary item.

          In May 1998, the Company obtained an $80 million revolving secured credit facility with a bank (Revolving Credit Facility). The credit facility requires that the Company maintain certain financial ratios and minimum levels of cash flows. Any outstanding borrowings bear interest based on prime rate or LIBOR. The credit facility matures in five years. The credit facility requires the payment of a 1% fee plus an annual standby fee of 0.25%. At September 30, 1998, $68,550,000 is outstanding under the credit facility. The Company was in compliance with all required covenants at September 30, 1998.


      7.  CONTINGENCY:

          In 1994, the Company was sued by the contractor who constructed one of the Company's hotel properties asserting lack of payment of cost overruns. The Company filed a counter claim for the recovery of various damages. The Company obtained summary judgment for most of the claims. After the Company obtained summary judgment for most claims, the litigation was terminated on October 1, 1998 by a complete settlement of all claims within the amount of funds originally withheld from payment to the contractor until completion of the contract.

      8.  EARNINGS PER SHARE:

          The following table presents a reconciliation of the numerators and denominators used in the basic and diluted EPS computations (in thousands, except per share amounts). Also shown is the number of dilutive securities (stock options) that would have been included in the diluted EPS computation if they were not anti-dilutive.

                                               Three Months Ended        Nine Months Ended
                                               September 30,             September 30,
                                               -----------------------   -----------------------
                                               1997      1998            1997      1998
                                               -------   -------         -------   -------
              Numerator:
                Income before extra-
                   ordinary item               $ 1,558   $ 4,137         $ 2,039   $ 6,702
                Extraordinary item                  --       (16)             --      (546)
                                               -------   -------         -------   -------
                Net income after extra-
                   ordinary item - basic         1,558     4,121           2,039     6,156
                Income effect of dilutive
                   OP Units                         --       126              --       180
                                               -------   -------         -------   -------
                Net income after extra-
                   ordinary item - diluted     $ 1,558   $ 4,247         $ 2,039   $ 6,336
                                               =======   =======         =======   =======
              Denominator:
                Weighted-average shares
                   outstanding - basic           7,084    12,983           7,084    10,907
                Effect of dilutive
                   OP Units                         --       396              --       294
                Effect of dilutive common
                   stock options                    --        --(A)           --        --(A)
                                               -------   -------         -------   -------
                Weighted-average shares
                   outstanding - diluted         7,084    13,379           7,084    11,201
                                               =======   =======         =======   =======
              Earnings Per Share - basic
                and diluted
                   Income per share before
                     extraordinary item        $  0.22   $  0.32         $  0.29   $  0.61
                   Extraordinary item               --        --              --     (0.05)
                                               -------   -------         -------   -------
                   Net income per share -
                     basic and diluted         $  0.22   $  0.32         $  0.29   $  0.56
                                               =======   =======         =======   =======

            (A) At September 30, 1998, 645,028 stock options are
                outstanding. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

     CAVANAUGHS HOSPITALITY CORPORATION

     Part I - Financial Information


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General
     -------
     The following discussion and analysis addresses the results of operations for the Company for the three and nine months ended September 30, 1997 and 1998. The following should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in "Risk Factors" and elsewhere in the Form S-1 filed originally by the Company in April 1998 (File No. 333-44491).

     The Company's revenues are derived primarily from the Hotels and reflect revenue from rooms, food and beverage and other sources, including telephone, guest services, banquet room rentals, gift shops and other amenities. Hotel revenues accounted for 87.0% of total revenue in the nine months ended September 30, 1998 and increased 71.1% from $32.2 million in 1997 to $55.0 million in 1998. This increase was primarily the result of the addition of eleven hotels in the period and an increase in revenue per available room (REVPAR) from the hotels owned for greater than one year ("Comparable Hotels") from $48.35 in 1997 to $53.06 in 1998, a 9.7% increase. The balance of the Company's revenues are derived from its entertainment, management and services and rental operations divisions. These revenues are generated from ticket distribution handling fees, real estate management fees, sales commissions and rents. In the nine months ended September 30, 1998, entertainment, management and services accounted for 4.6% of total revenues and rental operations accounted for 8.4% of total revenues. These two divisions are expected to represent a smaller percent of total revenues in the future as the Company continues to pursue its hotel growth strategy.

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

     The following table sets forth selected items from the consolidated statements of income and comprehensive income as a percent of total revenues and certain other selected data:

     <capiton>
                                                     Three Months Ended   Nine Months Ended
                                                     September 30,        September 30,
                                                     ------------------   ----------------
                                                     1997      1998       1997     1998
                                                     -------   --------   ------   -------
      Revenues:
        Hotels and restaurants                        83.3%     90.2%      80.8%    87.0%
        Entertainment, management and services         6.5       3.3        7.1      4.6
        Rental operations                             10.2       6.5       12.1      8.4
                                                     -----     -----      -----    -----
      Total revenues                                 100.0%    100.0%     100.0%   100.0%
                                                     =====     =====      =====    =====

      Direct operating expenses                       41.1%     40.3%      43.2%    43.1%
                                                     -----     -----      -----    -----
      Undistributed operating expenses:
        Selling, general and administrative           13.5      12.4       14.8     13.4
        Property operating costs                       8.3      10.9        9.7     11.0
        Depreciation and amortization                  8.4       5.9        9.1      6.9
                                                     -----     -----      -----    -----
      Total undistributed operating expenses          30.2      29.2       33.6     31.3
                                                     -----     -----      -----    -----
      Operating income                                28.7      30.5       23.2     25.6

      Interest expense, net                          (14.1)     (7.0)     (17.0)    (9.5)
      Other income (expense)                           0.6      (0.4)       1.6      0.1
                                                     -----     -----      -----    -----
      Income before income taxes and extra-
        ordinary item                                 15.2      23.1        7.8     16.2
      Income tax provision                             5.2       8.1        2.7      5.6
                                                     -----     -----      -----    -----
      Income before extraordinary item                10.0%     15.0%       5.1%    10.6%
                                                     =====     =====      =====    =====
      Comparable Hotels:
        REVPAR                                       $60.73    $60.48     $48.35   $53.06
        ADR                                           78.85     87.36      75.26    82.28
        Occupancy                                      77.0%     69.2%      64.2%    64.5%

     RESULTS OF OPERATIONS
     ---------------------
     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Total revenues increased $23.5 million, or 59.0%, from $39.8 million in 1997 to $63.3 million in 1998. This increase is attributed primarily to revenue generated from increases in total rooms occupied and REVPAR and the addition of eleven hotels.

     Total hotel and restaurant revenues increased $22.9 million, or 71.1%, from $32.2 million in 1997 to $55.0 million in 1998. ADR for the seven Comparable Hotels increased $7.02, or 9.3%, from $75.26 in 1997 to $82.28 in 1998. Available room nights increased 86.5% in 1998. REVPAR for the Comparable Hotels increased $4.71, or 9.7% from $48.35 in 1997 to $53.06 in 1998. The results also reflect the addition of the eleven hotels acquired since October 1997 which contributed, in part, to this increase in revenues.

     Entertainment, management and services revenues increased $0.1 million, or 3.9% in 1998. Management and services revenue increased from the addition of new third-party management contracts.

     Rental income increased $0.5 million, or 10.7%, from $4.8 million in 1997 to $5.3 million in 1998. This increase is due primarily to the addition of leased space in the Crescent Court property to The Travelers company which commenced occupancy in January 1998.

     Direct operating expenses increased $10.0 million, or 58.5%, from $17.2 million in 1997 to $27.2 million in 1998, primarily due to the increase in the number of hotel guests served and the addition of eleven hotels. This represents a decrease in direct operating expenses as a percentage of total revenues from 43.2% in 1997 to 43.1% in 1998.

     Total undistributed operating expenses increased $6.5 million, or 48.5%, from $13.4 million in 1997 to $19.8 million in 1998. Total undistributed operating expenses include selling, general and administrative expenses, which increased 43.9% from $5.9 million in 1997 to $8.5 million in 1998, and depreciation and amortization, which increased 20.9% from $3.6 million in 1997 to $4.4 million in 1998. Total undistributed operating expenses as a percentage of total revenues decreased 2.3% from 33.6% in 1997 to 31.3% in 1998. The decrease in undistributed operating expenses as a percentage of total revenues is primarily attributed to the increased REVPAR and the Company controlling sales and administrative expenses.

     Operating income increased $7.0 million, or 75.2%, from $9.3 million in 1997 to $16.2 million in 1998. As a percentage of total revenues, operating income increased from 23.2% in 1997 to 25.6% in 1998. This increase is due primarily to an increase in REVPAR, the addition of eleven hotels and improvements in the undistributed operating expense margins.

     Interest expense decreased $0.8 million, or 11.8%, from $6.8 million in 1997 to $6.0 million in 1998. Interest expense declined as a result of the application of the net proceeds of the Offering to repay certain indebtedness, but is expected to increase in the future due to the funding of hotel acquisitions with additional debt.

     Income tax provision increased 236.4%, from $1.1 million in 1997 to $3.5 million in 1998, due to the increase in the income before income taxes. The effective income tax rate for 1997 and 1998 was 34.0% and 34.6%, respectively.

     Income before extraordinary item (noncash write off of deferred loan fees) increased $4.7 million, or 228.8%, from $2.0 million in 1997 to $6.7 million in 1998.

     COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Total revenues increased $12.0 million, or 77.3%, from $15.6 million in 1997 to $27.6 million in 1998. This increase is attributed primarily to revenue generated from increases in total rooms occupied and REVPAR and the addition of eleven hotels.

     Total hotel and restaurant revenues increased $11.9 million, or 91.9%, from $13.0 million in 1997 to $24.9 million in 1998. ADR for the Comparable Hotels increased $8.51, or 10.8%, from $78.85 in 1997 to $87.36 in 1998. REVPAR for the Comparable Hotels decreased $0.25, or 0.4% from $60.73 in 1997 to $60.48 in 1998. The results also reflect the addition of the eleven hotels acquired since October 1997 which contributed, in part, to this increase in revenues.

     Entertainment, management and services revenues decreased $0.1 million, or 10.6% in 1998. Management and services revenue decreased because fewer event tickets were sold in the 1998 quarter.

     Rental income increased $0.2 million, or 14.1%, from $1.6 million in 1997 to $1.8 million in 1998. This increase is due primarily to the addition of leased space in the Crescent Court property to The Travelers company which commenced occupancy in January 1998.

     Direct operating expenses increased $4.7 million, or 74.0%, from $6.4 million in 1997 to $11.1 million in 1998, primarily due to the increase in the number of hotel guests served and the addition of eleven hotels. This represents a decrease in direct operating expenses as a percentage of total revenues from 41.1% in 1997 to 40.3% in 1998.

     Total undistributed operating expenses increased $3.3 million, or 71.2%, from $4.7 million in 1997 to $8.0 million in 1998. Total undistributed operating expenses include selling, general and administrative expenses, which increased 63.0% from $2.1 million in 1997 to $3.4 million in 1998, and depreciation and amortization, which increased 23.9% from $1.3 million in 1997 to $1.6 million in 1998. Total undistributed operating expenses as a percentage of total revenues decreased 1.0% from 30.2% in 1997 to 29.2% in 1998. The decrease in undistributed operating expenses as a percentage of total revenues is primarily attributed to the increased REVPAR and the Company controlling sales and administrative expenses.

     Operating income increased $3.9 million, or 88.3%, from $4.5 million in 1997 to $8.4 million in 1998. As a percentage of total revenues, operating income increased from 28.7% in 1997 to 30.5% in 1998. This increase is due primarily to an increase in REVPAR, the addition of eleven hotels and improvements in the undistributed operating expense margins.

     Interest expense decreased $0.3 million, or 11.6%, from $2.2 million in 1997 to $1.9 million in 1998. Interest expense declined as a result of the application of the net proceeds of the Offering to repay certain indebtedness, but is expected to increase in the future due to the funding of hotel acquisitions with additional debt.

     Income tax provision increased 177.6%, from $0.8 million in 1997 to $2.2 million in 1998, due to the increase in the income before income taxes. The effective income tax rate for 1997 was 34.0% and 1998 was 35.0%.

     Income before extraordinary item (noncash write off of deferred loan fees) increased $2.6 million, or 165.6%, from $1.6 in 1997 to $4.1 million in 1998.


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

     At September 30, 1998, the Company had $6.7 million in cash and cash equivalents, an increase of $1.8 million from $4.9 million on December 31, 1997. The Company has acquired ten hotels during the nine months ended September 30, 1998 and has expended $91.8 million for these acquisitions and capital expenditures. The Company establishes reserves for capital replacement in the amount of 4.0% of gross income to maintain the Hotels at acceptable levels. Acquired hotel properties have a separate capital budget for purchase, construction, renovation, and branding costs. Capital expenditures planned for existing Hotels in 1998 are expected to be approximately $6.0 million. Management believes the consistent renovation and upgrading of the Hotels and other properties is imperative to its long-term reputation and customer satisfaction.

     To fund its acquisition program and meet its working capital needs, the Company has received an $80 million Revolving Credit Facility from U.S. Bank which was consummated on May 5, 1998. The current interest rate is 185 basis points over LIBOR. The Revolving Credit Facility has an initial term of five years and an annualized fee for the unutilized portion of the facility. The Company selects from four different interest rates when it draws funds: the lender's prime rate or one, three, or six month LIBOR plus the applicable margin of 165 to 235 basis points, depending on the ratio of EBITDA to total funded debt. The Revolving Credit Facility has covenants that allow for the Company to draw funds based on the trailing 12 months performance on a pro forma basis for both acquired and owned properties. The Revolving Credit Facility allows the Company to choose which properties are part of the collateral base and, therefore, gives the Company the ability to utilize other long-term credit facilities that may be more favorable to the Company. Funds from the Revolving Credit Facility may be used for acquisitions, renovations, construction and general corporate purposes. The Company believes the structure and availability of funds under the Revolving Credit Facility will be sufficient to meet the Company's long-term growth plans.

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

     As of September 30, 1998, the Company had debt outstanding of $117.3 million consisting of primarily variable and fixed rate debt secured by individual properties. In April 1998, the Company completed its initial public offering and entered into the $80.0 million Revolving Credit Facility, which has $68.6 million outstanding at September 30, 1998 and $11.4 million available to be drawn.

     On August 5, 1998, the Company authorized the repurchase of up to $10.0 million of Company stock. As of September 30, 1998, the Company had acquired 358,700 shares for $3.4 million.

     The Company believes that cash generated by operations will be sufficient to fund the Company's operating strategy for the foreseeable future, and that any remaining cash generated by operations, together with capital available under the Revolving Credit Facility (subject to the terms and covenants included therein) and secured debt will be adequate to fund the Company's growth strategy in the near term. Thereafter, the Company expects that future capital needs, including property acquisitions, will be met through a combination of net cash provided by operations, borrowings and additional issuances of Common Stock or OP Units.

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

     INFLATION
     ---------
     The effect of inflation, as measured by fluctuations in the Consumer Price Index, has not had a material impact on the Company's revenues or net income during the periods under review.

     YEAR 2000 ASSESSMENT
     --------------------
     BACKGROUND: The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. The extent of the potential impact of the Year 2000 problem is not yet known, and if not timely corrected, could affect the global economy.

     State of Readiness:
     -------------------
     IT SYSTEMS: The Company has completed 100% of the assessment of all of its information technology ("IT") hardware and software systems for Year 2000 issues. Of the critical hardware and software applications evaluated (hardware and software applications for reservation, accounting, payroll and billing functions), only the payroll application has been determined to be non-compliant with Year 2000 functionality. The Company had anticipated retiring its non-compliant payroll application independent of any Year 2000 issues and will complete replacement of it with a Year 2000 compliant system by July of 1999. Individual older personal computers which are scheduled for replacement in ordinary course of upgrades are not included in these percentages. The Company relies upon certifications from the manufacturers, developers and authorized vendors of the specific hardware and software applications for evaluation of compliance with Year 2000 functionality.

     EMBEDDED SYSTEMS: The Company has completed approximately 95% of the assessment of its critical Embedded Technology systems, which are those systems in properties owned or leased by the Company in which a microprocessor is embedded in equipment controlling building environment, power, lighting, transportation, security, and fire safety. The Company anticipates completion of evaluation of all embedded systems by the end of 1998. The evaluation completed to date has not revealed any critical Embedded System which is not (or will not become so with minor software modifications) compliant with Year 2000 functionality. Embedded Systems in properties for which the Company provides management services but which are not owned or leased by the Company are not included in these percentages. The Company relies upon certifications from the manufacturers, developers and authorized vendors of the specific components containing Embedded Systems for evaluation of compliance with Year 2000 functionality.

     THIRD PARTY SERVICES: The Company will commence its evaluation of the assessment of services provided by third parties with which the Company has a material relationship in 1999 and anticipates completing that evaluation by July of 1999. These material Third Party Services include the private companies and municipalities supplying all utilities and communications to the Company. Evaluation will be by means of review of representations made by the third parties or of responses to written questionnaires by the Company to the third parties. The Company does not anticipate that its exposure to a failure of Third Party Services to be Year 2000 compliant will differ from the exposure of communities at large to such failure.

     COST TO ADDRESS YEAR 2000 ISSUES: The Company's projection of capital expenditures and other financial items related to remediation and testing of Year 2000 issues is necessarily an estimate because it anticipates how remediation and testing will proceed in the future. This assessment also cannot include property specific issues for properties which may be acquired in the future and have not as yet been evaluated. Nevertheless, based on the evaluation completed to date, the costs to the Company of replacing or modifying IT and Embedded Systems to bring them to Year 2000 compliance does not appear to be material. The preceding statement does not include the cost of replacement and modification of systems for which the replacement or modification was not accelerated by Year 2000 issues, such as the Company's payroll system, the costs for which are included in the normal capital and operating budgets of the Company.

     RISKS OF YEAR 2000 ISSUES: The only certainty about the Year 2000 problem is the difficulty of predicting with certainty what will happen. The Company cannot guarantee that its efforts will prevent all consequences. The failure of vendors, suppliers, customers, transportation systems and utilities systems to anticipate and solve Year 2000 issues could impact the Company and each community in which it operates. The Company has not identified a material effect from Year 2000 issues on the Company's results of operations, liquidity, and financial condition. The worst case effects would appear to be analogous to a natural disaster such as a storm or flood, with the primary effect being a temporary interruption of utilities, transportation and communication services.

     CONTINGENCY PLANS: Each property owned and/or managed by the Company has a contingency plan in place for interruption of utility and communication services, which includes the alternatives for providing services to guests and tenants. The Company anticipates completing an update of the operational contingency plans for each property upon completion of review of responses from providers of all material Third Party Services.

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

     In April 1998, Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities" was issued. The SOP requires that all costs of start-up activities and organization costs be expensed as incurred. The Company is required to implement the SOP on January 1, 1999 and report the change as a cumulative effect of an accounting change in the statement of income. The Company has not determined the effect of adopting this new standard.

     Part II - Other Information
     ---------------------------
     ITEM 1.  LEGAL PROCEEDINGS

     In 1994, the Company was sued by the contractor who constructed one of the Company's hotel properties asserting lack of payment of cost overruns. The Company filed a counter claim for the recovery of various damages. The Company obtained summary judgment for most of the claims. After the Company obtained summary judgement for most claims, the litigation was terminated on October 1, 1998 by a complete settlement of all claims within the amount of funds originally withheld from payment to the contractor until completion of the contract.


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

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

           27.1  Financial Data Schedule

       (b) Reports on Form 8-K

           On August 14, 1998, the Company filed a Current Report on
           Form 8-K relating to the purchase of four hotels: Boise Park Suites, Best Western Colonial Park, Best Western Canyon Springs, Quality Inn and associated restaurants, rental space and facilities from Sunstone Hotels, L.L.C. On October 14, 1998, the Company filed an Amendment No. 1 to said Report on Form 8-K/A to include the audited financial statements of the acquired hotels and properties.

     CAVANAUGHS HOSPITALITY CORPORATION


     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities stated and on the date indicated.


                                   CAVANAUGHS HOSPITALITY CORPORATION
                                   (Registrant)

     Date: November 13, 1998       By:  /s/ Arthur M. Coffey
           ---------------------        -----------------------------------
                                        Arthur M. Coffey, Executive Vice
                                          President and Chief Financial
                                          Officer