Form 10-K
period 1998-12-31
CAVANAUGHS HOSPITALITY CORP
filed 1999-03-18
CIK 1052595

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

     (Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended  December 31, 1998
                                     -----------------
          OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______ to _______

                        Commission File Number 001-13957
                                               ---------

                       CAVANAUGHS HOSPITALITY CORPORATION
               --------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

     WASHINGTON                                             91-1032187
     -------------------------------                   --------------------
     (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

                      201 WEST NORTH RIVER DRIVE, SUITE 100
                          SPOKANE WASHINGTON 99201-2293
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

     Registrant's Telephone Number, Including Area Code:  (509) 459-6100

     Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
     Title of Each Class                              on Which Registered
     ----------------------------------------       -----------------------
     Common Stock, par value $.01 per share;        New York Stock Exchange

     Securities registered under Section 12(g) of the Exchange Act:  None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days.  Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's voting common stock held by non-affiliates was $46,245,472 as of March 5, 1999. There were 12,660,847 shares of the Registrant's common stock outstanding as of March 5, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Documents incorporated by reference herein: Proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the Registrant's 1998 fiscal year is incorporated by reference herein in Part III.



                                TABLE OF CONTENTS

     Part   Item No.   Description
     ---------------------------------------------------------------------
     I      1          Business
     I      2          Properties
     I      3          Legal Proceedings
     I      4          Submission Of Matter To A Vote Of The Security
                         Holders
     II     5          Market For Registrant's Common Equity and Related
                         Stockholder Matters
     II     6          Selected Financial Data
     II     7          Management's Discussion and Analysis Of Financial
                         Condition and Results of Operations
     II     7A         Quantitative and Qualitative Disclosures About
                       Market Risk
     II     8          Financial Statements and Supplementary Data
     III    9          Changes In and Disagreements With Accountants On
                         Accounting and Financial Disclosure
     III    10         Directors and Executive Officers Of The Registrant
     III    11         Executive Compensation
     III    12         Security Ownership Of Certain Beneficial Owners and
                         Management
     III    13         Certain Relationships and Related Transactions
     IV     14         Exhibits, Financial Statement Schedules, and Report
                        On Form 8-K

     PART I

     ITEM 1.  Business
     -----------------
     THE COMPANY

     Cavanaughs Hospitality Corporation (the "Company") is a hotel operating company that owns, operates, acquires, develops, renovates and repositions full service hotels in the Northwest under its proprietary brand name, "Cavanaughs(R)". The Company's hotel portfolio contains 19 full service hotels (the "Hotels"), with 3,933 guest rooms and approximately 196,900 square feet of meeting space, located in Seattle, Olympia, Spokane, Yakima and Kennewick, Washington; Boise, Idaho Falls, Pocatello, Post Falls and Twin Falls, Idaho; Kalispell and Helena, Montana; Portland, Oregon; and Salt Lake City, Utah. The Company plans to pursue additional growth opportunities by continuing to acquire and develop full service hotels in the Northwest. Substantially all of the Company's assets, including the Hotels, are owned by Cavanaughs Hospitality Limited Partnership (Operating Partnership), the day to day operations of which are managed by the Company in its capacity as sole general partner. With more than 20 years of experience in the lodging industry, management believes the Company enjoys an excellent reputation in, and its Cavanaughs brand name is well recognized throughout, the Northwest. The Company also provides entertainment services, including event ticketing and theatrical presentations and other special events, and property management services for third partes and owns and manages retail and office properties.

     The Company is seeking to become the dominant full service hotel company in the Northwest by providing customers with access to a Cavanaughs brand hotel in multiple locations throughout the region.
     As a result of consolidation among hotel chains, the Company believes there is an absence of a dominant Northwest based, regionally focused hotel company. The Company's growth strategy focuses on: (i) the acquisition and re-branding of full service hotels with the Cavanaughs name, (ii) the acquisition, conversion and redevelopment of non-hotel properties into Cavanaughs brand hotels, (iii) the construction of new Cavanaughs hotels and (iv) the expansion of existing Cavanaughs Hotels. As part of the Company's acquisition strategy, it completed acquisition of 11 full service hotels in 1998. The Company completed an initial public offering in April 1998, raising approximately $81.3 million net of issuance costs. Proceeds from the offering were used to pay down debt and fund acquisitions.

     The Company's operating strategy is designed to enhance its revenue and operating margins by increasing revenue per available room ("REVPAR"), average daily rates ("ADR"), occupancy and operating efficiencies at the Hotels. This strategy includes: (i) building brand name recognition by maintaining its strategic focus on the Northwest; (ii) promoting a coordinated marketing program utilizing corporate level sales and marketing departments in conjunction with local hotel-based sales and marketing personnel; (iii) controlling operating expenses and achieving cost reductions through operating efficiencies and economies of scale; (iv) enhancing guest satisfaction and loyalty by providing high quality service; (v) utilizing the Company's yield management and proprietary management information systems to enable the general managers of each Hotel to optimize REVPAR, ADR, occupancy and net income; (vi) maintaining a consistent level of quality at the Hotels through its maintenance and capital expenditure programs; (vii) emphasizing the quality of the Company's food and beverage services to attract convention, group and special event business and to create local awareness of the Hotels; (viii) providing valuable guest benefit programs that promote customer loyalty, such as frequent flier mileage and repeat guest programs; and (ix) attracting and retaining qualified employees by providing on-going training and stock incentive programs at all levels of employment to enhance productivity and align the efforts of employees with the Company's objectives. For the calendar year ended December 31, 1998, the Company's revenues were $86.3 million, operating income was $20.3 million, net income was $7.5 million, REVPAR for Comparable Hotels (Hotels owned for greater than one year) was $50.30 and ADR was $82.07.

     The Company has a $100 million Revolving Credit facility provided by U.S. Bank N.A., as agent, which is used by the Company to finance property acquisitions, development and capital improvements and for general corporate purposes. As an alternative to debt financing, the Company may issue shares of Common Stock or limited partnership interests in the Operating Partnership ("OP Units") as consideration in future hotel acquisitions. The issuance of OP Units in exchange for hotels may allow the current owners of such hotels to achieve certain tax advantages when selling such hotels to the Company.

     In addition to the Hotels, the Company operates two other divisions:
     (i) entertainment, management and services and (ii) rental operations. The entertainment, management and services division includes computerized event ticketing through G&B Select-a-Seat, which was founded in 1987 and processed in excess of 1.8 million tickets in 1998, and the presentation of shows and special events through Cavanaughs Entertainment, formerly G&B Presents, which was also founded in 1987 and has presented over 91 Broadway theatrical presentations and special events in the last eleven years. These services generate income from ticket sales and handling fees as well as additional room occupancy at the Hotels. The entertainment, management and services division is supported by the same Company-operated toll-free call center (the "Toll-Free Call Center") used for hotel reservations. The Company's rental operations division includes ownership of four office properties and one retail property containing in excess of 590,000 square feet of leasable space, the majority of which are located near the Hotels, and third-party management and/or leasing agent of more than 3.1 million square feet of retail and office properties and approximately 2,000 residential units in the Northwest.

     The Company, which was formerly known as Goodale and Barbieri Companies, was founded in 1937. Between 1937 and 1976, the Company focused on third-party property management services and real estate development in Spokane, Washington. The Company's history of owning and operating hotels commenced in 1976 when it constructed the River Inn in Spokane. In 1980, the Company established its proprietary Cavanaughs brand name. After changing its name in October 1997 to Cavanaughs Hospitality Corporation, the Company merged with Barbieri Investment Company, an affiliated Washington corporation ("BIC").
     That merger became effective on November 3, 1997. In connection with its merger with BIC, the Company contributed certain assets not related to its core hospitality business, including, among other things, a long-term residence inn, residential condominiums, a milk processing and distribution business, and associated real property, to a wholly-owned subsidiary and distributed the capital stock of such subsidiary, as well as the capital stock of another wholly-owned subsidiary owning recreation real estate in Priest Lake, Idaho and a retail sales operation, to the shareholders of the Company. Shortly thereafter, the Company contributed substantially all of its assets to the Operating Partnership in exchange for general and limited partner interests therein. The Company is the sole general partner of the Operating Partnership and owns a controlling 97.0% interest therein. All of the Hotels and the other assets of the Company are held by or for the benefit of, and substantially all of the Company's operations are conducted through, the Operating Partnership.

     Since 1968, when Donald Barbieri, the Company's Chairman, President and Chief Executive Officer, joined the Company, the Company has grown from five employees to approximately 2,600 employees. The Company's principal executive offices are located at 201 W. North River Drive, Suite 100, Spokane, Washington 99201 and its telephone number is (509) 459-6100. The Company's website address is www.cavanaughs.com.


     INDUSTRY OVERVIEW

     The domestic lodging industry completed its fifth year of record profitability in 1998, during which time it produced record income of $18.9 billion. PricewaterhouseCoopers LLP's Hospitality Directions (February 1999) ("PricewaterhouseCoopers Hospitality Directions") indicates that average U.S. hotel occupancy declined slightly in 1998, due to supply growth exceeding demand growth, although room starts peaked in 1997 at 150,600 rooms and are not expected to reach that level in 1998. Sustained ADR growth has contributed to total lodging industry revenue growth, which increased 7.6% from 1997 to 1998.

     The following table reflects the percentage changes in REVPAR, ADR and occupancy for the twelve months ended October 31, 1997 and December 31, 1998, compared to the respective prior fiscal year, for
     (i) the Hotels that were open for each of the periods presented, (ii) U.S. full service hotels and (iii) all U.S. hotels.

     PERCENTAGE CHANGE VERSUS PRIOR PERIOD
     ---------------------------------------------------------------------

                                      REVPAR(1)         ADR               OCCUPANCY
                                      ---------------   ---------------   ---------------
                                      1997     1998     1997     1998     1997     1998
                                      ------   ------   ------   ------   ------   ------
      Cavanaughs Hotels (2)            8.8%     7.9%     9.1%    10.1%    (1.6)%   (1.3)%
      U.S. Full Service Hotels (3)     7.8%     4.7%     7.8%     6.2%     0.1%    (0.9)%
      U.S. Hotels (3) (4)              5.4%     3.4%     6.4%     4.5%    (0.9)%   (0.6)%


     (1) Determined by dividing annual room revenue by annual available rooms.
     (2) Includes Comparable Hotels;  Hotels owned greater than one year.
     (3) Source:  Smith Travel Research
     (4) Includes both full service and limited service hotels.


     COMPETITION IN LODGING INDUSTRY

     The lodging industry is highly competitive. The Company competes with other national limited and full service hotel companies, as well as with various regional and local hotels. Many of the Company's competitors have a larger network of locations and greater financial resources than the Company. Competition in the United States lodging industry is based generally on brand name recognition, convenience of location, price, range of services and guest amenities offered, quality of customer service and overall product. Demographic or other changes in one or more of the Company's markets could impact the convenience or desirability of the sites of certain of the Hotels which would adversely affect the operations of those Hotels. Further, there can be no assurance that new or existing competitors will not offer significantly lower rates or greater convenience, services or amenities or significantly expand or improve facilities in a market in which the Hotels compete, thereby adversely affecting the Company's operations.


     RISK FACTORS

     An investment in the Common Stock of the Company involves various risks. Prior to making a decision to invest in the Company, investors should carefully consider the risk factors, described in the Form S-1 filed by the Company on March 27, 1998 and which became effective on April 1, 1998. In addition, investors should also consult and consider other information contained in the public filings of the Company.

     FORWARD LOOKING STATEMENTS

     Statements that are not based on historical facts are forward-looking statements subject to uncertainties and risks, including, but not limited to, (i) the acquisition and re-branding of full service hotels with the Cavanaughs name, (ii) the acquisition, conversion and redevelopment of non-hotel properties into Cavanaughs brand hotels,
     (iii) the construction of new Cavanaughs hotels and (iv) the expansion of existing Cavanaughs hotels. The Company's actual results may differ significantly from those anticipated in these forward-looking statements as a result of these and other risks and factors detailed in the Company's filings with the Securities and Exchange Commission.

     TRADEMARKS

     "Cavanaughs(R)" is a registered trademark of the Company in the United States and reserved in Canada.


     SEGMENT REVENUES

     The information required by this item is contained in, and incorporated by reference from the Financial Statements and supplementary data, note 15, contained herein.

     ITEM 2. Properties
     ------------------
     HOTEL PROPERTIES

     The Company's hotel portfolio currently contains 19 full service Hotels, with 3,933 guest rooms and approximately 196,900 square feet of meeting space, located in the Northwest. The following table sets forth certain information regarding the Company's hotel portfolio at December 31, 1998.

     <capiton>
                                                                                         Meeting
                                                          Year Built/  Year       Guest  Space
                                      Location            Acquired     Renovated  Rooms  (sq. ft.)
                                      ------------------  -----------  ---------  -----  ---------
      Cavanaughs on Fifth Avenue      Seattle, WA            1996        1996      297     12,500
      Cavanaughs Inn at the Park      Spokane, WA            1983        1997      402     26,300
      Cavanaughs River Inn            Spokane, WA            1976        1997      245      3,700
      Cavanaughs Fourth Avenue        Spokane, WA            1991        1997      153      2,600
      Cavanaughs Ridpath Hotel        Spokane, WA            1998        1996      342     16,000
      Cavanaughs at Yakima Center     Yakima, WA             1991        1997      155     11,000
      Cavanaughs Gateway Hotel        Yakima, WA             1997        1997      172      8,000
      Cavanaughs at Columbia Center   Kennewick, WA          1978        1997      162      9,700
      Cavanaughs at Capitol Lake      Olympia, WA            1998        1998      177     17,000
      Cavanaughs on the Falls         Idaho Falls, ID        1998        1994      142      8,800
      Cavanaughs Templins Resort      Post Falls, ID         1998        1996      167     11,000
      Cavanaughs Park Center Suites   Boise, ID              1998        1996      238      2,200
      Cavanaughs Canyon Springs Hotel Twin Falls, ID         1998        1990      112      4,300
      Cavanaughs Pocatello Hotel      Pocatello, ID          1998        1993      152     12,000
      Cavanaughs Colonial Inn         Helena,MT              1998        1985      149     14,000
      Cavanaughs at Kalispell Center  Kalispell, MT          1986        1997      132     10,500
      Cavanaughs Outlaw Hotel         Kalispell, MT          1998        1995      220     11,000
      Cavanaughs Olympus Hotel        Salt Lake City, UT     1998        1997      393     12,800
      Cavanaughs Hillsboro Hotel      Portland, OR           1998        1997      123      3,500
                                                                                 -----    -------
        Total                                                                    3,933    196,900
                                                                                 =====    =======

     ENTERTAINMENT SERVICES AND THIRD-PARTY PROPERTY MANAGEMENT

     The entertainment, management and services division of the Company is comprised of: (i) G&B Select-a-Seat, a full service theatrical and event ticketing agency, (ii) Cavanaughs Entertainment, formerly G&B Presents, a promoter of touring Broadway shows and other special events, and (iii) G&B Real Estate Services, a third-party property management service. Reservations for entertainment events and hotel information and reservations are made through the Toll-Free Call Center. The combination of event ticketing, presentation of Broadway shows, hotel event packages and a centralized reservations system enables the Company to offer packages for hotel guests, generating additional room night occupancy and income from ticket distribution service fees.

     RENTAL OPERATIONS

     The Company is the owner and manager of approximately 590,000 square feet of leasable office and retail space located in Spokane, Washington and Kalispell, Montana. The Company's corporate headquarters is located in the Spokane CHC Building and occupies 25,061 square feet of this 100,350 square foot building.


     ITEM 3. LEGAL PROCEEDINGS

     At any given time, the Company is subject to claims and actions incident to the operation of its business. While the outcome of these proceedings cannot be predicted, it is the opinion of management that none of such proceedings, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition or results of operations.


     ITEM 4. SUBMISSION OF MATTER TO A VOTE OF THE SECURITY HOLDERS

     No matters have been submitted to a vote of security holders during the fourth quarter of 1998.


     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder
             Matters
     ---------------------------------------------------------------------
     The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "CVH". The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock on the NYSE.

                                                   High         Low
                                                   ----------   ---------
     1999:
       First Quarter (through March 5, 1999)       $12          $7 5/8

     1998:
       Fourth Quarter (ended December 31, 1998)     12 15/16     6  7/8
       Third Quarter (ended September 30, 1998)     14  3/4      7 15/16
       Second Quarter (ended June 30, 1998)         17  3/8     10  7/8


     The Company's common stock commenced trading on the NYSE on April 3, 1998; therefore, market information prior to the second quarter 1998 is not applicable.

     The last reported sale price of the Common Stock on the NYSE on March 5, 1999 was $8 3/16. As of March 5, 1999, there were approximately 83 holders of record of the Common Stock.

     The Company does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. The Company intends to retain earnings to provide funds for the continued growth and development of its business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Any determination to pay cash dividends in the future will be at the discretion of the Board and will depend upon, among other things, the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board. In addition, the Revolving Credit Facility includes restrictions on the payment of dividends. As of December 31, 1998 the Company was restricted from paying dividends under the terms and conditions of the Revolving Credit Facility.

     On January 1, 1998, the Company issued 44,837 OP units, 32,608 OP units, 8,154 OP Units, and 65,218 OP units to Donald K. Barbieri and Heather M. Barbieri, Thomas M. Barbieri and Eileen Barbieri, Richard
     L. Barbieri and Cara Lyn Tangen, and the Barbieri Family Foundation, Inc., respectively, in connection with the Company's purchase of the Lincoln Building. The OP Units were issued without registration under the Securities Act pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. The Company issued 12,228 restricted common shares to Kathryn Barbieri in connection with the purchase of the Lincoln Building.

     On April 20, 1998, the Company issued 100,000 OP units to Templin's Resort & Conference Center, Inc. in connection with the Company's purchase of Templin's Resort & Conference Center. The OP Units were issued without registration under the Securities Act pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

     On April 28, 1998, the Company issued 145,148 OP units to Dunson Ridpath Hotel associates Limited Partnership, a Washington limited partnership, in connection with the Company's purchase of the Ridpath Hotel. The OP Units were issued without registration under the Securities Act pursuant to the exemption from registration afforded by
     Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

     ITEM 6. Selected Financial Data
     -------------------------------

     The following table sets forth selected combined financial data of the Company as of and for the year ended December 31, 1998, the two months ended December 31, 1996 and 1997, and each of the four years in the period ended October 31, 1997. The selected combined statement of operations data for the fiscal year ended October 31, 1994 and the two months ended December 31, 1996 and the selected combined balance sheet data as of October 31, 1994 and 1995 and December 31, 1996 are derived from the Company's unaudited financial statements and reflect all normal recurring adjustments, which in the opinion of management, are necessary for a fair presentation. The selected combined statement of operations data for the fiscal years ended October 31, 1995, 1996, 1997, the two months ended December 31, 1997, and year ended
     December 31, 1998, and the selected combined balance sheet data as of October 31, 1996 and 1997, and December 31, 1997, are derived from the Company's audited financial statements included elsewhere in this Report.

     The selected combined financial data set forth below should be read in conjunction with, and are qualified in their entirety by, the Historical Combined Financial Statements and related notes,
     "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Report.

                                                                                                                    Fiscal Year
                                                                                              Two Months Ended      Ended
                                                  Fiscal Year Ended October 31, (1)           December 31,          December 31,
                                                  -----------------------------------------   -------------------   ------------
                                                  1994       1995       1996       1997       1996       1997       1998
                                                  --------   --------   --------   --------   --------   --------   ------------
                                                             (In Thousands, Except Per Share Data and Hotel Statistics)
      STATEMENTS OF OPERATIONS DATA:
      ------------------------------
      Revenues:
        Hotels and restaurants:
          Rooms                                   $ 17,531   $ 17,587   $ 20,972   $ 25,147   $  2,998   $  3,626     $ 46,688
          Food and beverage                         12,027     12,397     12,141     13,926      2,271      2,756       24,400
          Other                                      1,015      1,260      2,092      2,589        414        447        4,084
                                                  --------   --------   --------   --------   --------   --------     --------
            Total hotels and restaurants            30,573     31,244     35,205     41,662      5,683      6,829       75,172
        Entertainment, management and services       3,205      3,092      3,168      3,842        483        840        4,006
        Rental operations                            4,987      6,027      6,790      6,539      1,191      1,169        7,155
                                                  --------   --------   --------   --------   --------   --------     --------
            Total revenue                           38,765     40,363     45,163     52,043      7,357      8,838       86,333
                                                  --------   --------   --------   --------   --------   --------     --------
      OPERATING EXPENSES:
      -------------------
      Direct:
        Hotels and restaurants:
          Rooms                                      4,868      4,931      5,719      6,820        958      1,167       12,562
          Food and beverage                          9,657     10,034     10,181     11,483      1,822      2,208       19,588
          Other                                        808        716      1,008      1,066        149        170        1,802
                                                  --------   --------   --------   --------   --------   --------     --------
            Total hotels and restaurants            15,333     15,681     16,908     19,369      2,929      3,545       33,952
                                                  --------   --------   --------   --------   --------   --------     --------
        Entertainment, management and services       1,519      1,802      2,204      2,052        397        602        2,685
        Rental operations                              783      1,026      1,464      1,506        243        303        1,570
                                                  --------   --------   --------   --------   --------   --------     --------
            Total direct operating expenses         17,635     18,509     20,576     22,927      3,569      4,450       38,207
                                                  --------   --------   --------   --------   --------   --------     --------
      Undistributed operating expenses:
        Selling, general and administrative       $  3,992   $  5,426   $  6,461   $  8,188   $  1,161   $  1,225     $ 11,569
        Property operating costs (2)                 5,554      5,022      4,997      5,518        944      1,022       10,132
        Depreciation and amortization                3,419      3,428      4,215      4,775        759        798        6,115
                                                  --------   --------   --------   --------   --------   --------     --------
            Total undistributed operating
              expenses                              12,965     13,876     15,673     18,481      2,864      3,045       27,816
                                                  --------   --------   --------   --------   --------   --------     --------
            Total expenses                          30,600     32,385     36,249     41,408      6,433      7,495       66,023
                                                  --------   --------   --------   --------   --------   --------     --------

                                                                                                                    Fiscal Year
                                                                                              Two Months Ended      Ended
                                                  Fiscal Year Ended October 31, (1)           December 31,          December 31,
                                                  -----------------------------------------   -------------------   ------------
                                                  1994       1995       1996       1997       1996       1997       1998
                                                  --------   --------   --------   --------   --------   --------   ------------
                                                   (In Thousands, Except Per Share Data and Hotel Statistics)
      Operating income (2)                           8,165      7,978      8,914     10,635        924      1,343       20,310
      Interest expense                               5,649      6,866      7,319      8,817      1,317      1,422        8,127
      Other                                            249        471        310        823        119         79           90
      Income (loss) before income taxes and
        extraordinary item (2)                       2,765      1,583      1,905      2,641       (274)        --       12,364
      Income taxes                                     574        542        730        932       (104)        (6)       4,310
      Extraordinary item (3)                            --         --         --         --         --         --          546
                                                  --------   --------   --------   --------   --------   --------     --------
      Net income (loss) (2)(3)                    $  2,191   $  1,041   $  1,175   $  1,709   $   (170)  $      6     $  7,508

      Pro forma net income per share (4)                --         --         --   $   0.24         --         --           --
      Shares used in the pro forma per share
        calculation (4)                                 --         --         --   $  7,072         --         --           --
      Dividends per share (5)                           --         --         --         --         --         --           --
      Net income per share-basic and diluted            --         --         --         --         --         --         0.66
      Weighted average shares outstanding               --         --         --         --         --      7,072       11,347

      BALANCE SHEET DATA:
      -------------------
      Total assets                                $ 86,911   $107,018   $120,087   $124,104   $119,941   $125,117     $244,903
      Current maturities of long-term debt and
        capital leases                               2,458     10,306     10,509      4,784     10,753      4,092        2,172
      Long-term debt and capital leases
        excluding current maturities                66,755     77,636     88,799     96,026     88,769     96,558      128,378
      Stockholders' equity (6)                       5,055      8,791      9,613      8,526      9,089      8,532       93,931

      OTHER DATA:
      -----------
      EBITDA (2)(7)                               $ 11,584   $ 11,406   $ 13,129   $ 15,410   $  1,683   $  2,141     $ 26,425
      EBITDA as a percentage of revenues             29.88%     28.26%     29.07%     29.61%     22.88%     24.22%       30.61%
      Net cash provided by operating
        activities (8)                                  --      3,586      5,200      6,610        287      1,094       14,178
      Net cash used in investing activities (8)         --    (24,428)   (13,184)    (6,268)    (1,523)    (3,294)    (108,745)
      Net cash provided by (used in) financing
        activities (8)                                  --     19,178      9,258     (1,102)      (261)       715       93,879


                                                                                                                    Fiscal Year
                                                                                              Two Months Ended      Ended
                                                  Fiscal Year Ended October 31, (1)           December 31,          December 31,
                                                  -----------------------------------------   -------------------   ------------
                                                  1994       1995       1996       1997       1996       1997       1998
                                                  --------   --------   --------   --------   --------   --------   ------------
                                                            (In Thousands, Except Per Share Data and Hotel Statistics)
      HOTEL STATISTICS:
      -----------------
        Hotels open (at end of period)                   6          6          7          8          7          8           19
        Available rooms (at end of period)           1,242      1,242      1,539      1,718      1,539      1,718        3,933
        REVPAR (9)(10)(13)                        $  38.70   $  38.83   $  42.04   $  45.72   $  31.93   $  36.11     $  50.30
        ADR (11)(13)                              $  60.27   $  61.54   $  67.29   $  73.43   $  64.88   $  71.22     $  82.07
        Average occupancy
         percentage (10)(12)(13)                      65.2%      65.5%      64.5%      63.5%      50.7%      51.8%        61.3%



     (1) The summary combined financial and other data has been presented as though (i) the predecessor businesses of Cavanaughs Hospitality Corporation, Barbieri Investment Company, G&B:
          Lincoln Building Partnership and their respective subsidiaries and partnerships which they controlled had been combined as of October 31, 1994, 1995, 1996 and 1997 and (ii) the spin-off of certain subsidiaries engaged in businesses not related to the core hospitality business of the Company had occurred as of October 31, 1994, 1995, 1996 and 1997.

     (2) Property operating costs, operating income, income (loss) before taxes and extraordinary item, net income (loss), and EBITDA reflect a nonrecurring charge of $422,000 related to final settlement of litigation in 1997.

     (3) The Company incurred $546,378 extraordinary expense net of income taxes for the write-off of prepayment penalties and deferred loan fees in connection with the repayment of indebtedness out of the proceeds of the April 1998 initial public offering.

     (4) Due to the Merger, which was consummated in November 1997, the historical earnings per share is not relevant or meaningful. Therefore, pro forma earnings per share for the year ended October 31, 1997 has been presented based upon the number of shares of Common Stock of the Company which were outstanding after the Merger.

     (5) Due to the Merger in November 1997, historical dividends per share is not relevant or meaningful and therefore is not presented. Dividends historically have been paid to the stockholders of Cavanaughs Hospitality Corporation and BIC. See Combined Statement of Changes in Stockholders' Equity in the historical financial statements included elsewhere herein.

     (6) Changes in stockholders' equity between fiscal years reflect (i) net income (loss), (ii) cash dividends and (iii) distributions to or contributions from shareholders for the activities related to the subsidiaries, investments or divisions which have been excluded from the combined financial statements. See Note 1 to the Historical Combined Financial Statements.

     (7) EBITDA represents income before income taxes and extraordinary item, interest expense (net of interest income), depreciation, amortization, minority interests, and other income. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and such information should not be considered as an alternative to net income, cash flow from operations or any other measure of performance prescribed by generally accepted accounting principles. While not all companies calculate EBITDA in the same fashion and therefore EBITDA as presented may not be comparable to similarly titled measures of other companies, EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the Company's ability to service debt. EBITDA is not necessarily available for management's discretionary use due to restrictions included in the Revolving Credit Facility and other considerations.

     (8) Cash flow from operating, investing and financing activities has not been provided for the year ended October 31, 1994. Due to the mergers of the companies and partnerships described in Note 1 to the Combined financial statements, in the opinion of management, the cost of preparing this information outweighs the benefit of providing the data.

     (9) REVPAR represents the total room revenues divided by total available rooms, net of rooms out of service due to significant renovations.

     (10) Rooms which were under renovation were excluded from REVPAR and average occupancy percentage. Due to the short duration of renovation, in the opinion of management, excluding these rooms did not have a material impact on REVPAR and average occupancy percentage.

     (11) ADR represents total room revenues divided by the total number of rooms occupied by hotel guests on a paid basis.

     (12) Average occupancy percentage represents total rooms occupied divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period.

     (13) Hotel statistics for the fiscal year ended December 31, 1998, are presented for only Comparable Hotels. Comparable Hotels means Hotels owned by the Company for greater than one year.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
     --------------------------------------------------------------------
     GENERAL

     The following discussion and analysis addresses the results of operations for the Company for the years ended October 31, 1995, 1996, and 1997 and the two months ended December 31, 1996 and 1997, and the years ended December 31, 1997 and 1998. The following should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Selected Financial Data" included elsewhere in this report. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in "Risk Factors" and elsewhere in the Form S-1 Prospectus filed by the Company on March 27, 1998.

     The financial statements of the Company, which have been audited by PricewaterhouseCoopers LLP, have been presented as though the predecessor businesses of Cavanaughs Hospitality Corporation (formerly known as Goodale and Barbieri Companies), BIC and their respective subsidiaries and partnerships which they controlled had been combined as of October 31, 1995, 1996 and 1997. These companies were merged on November 3, 1997. The audited financial statements also include G&B:
     Lincoln Building partnership, a partnership previously controlled by the Barbieri Family. See Note 1 to the Consolidated Financial Statements. Income or loss attributed to the minority interests of partners in Cowley Street Limited Partnership and Cavanaughs Hospitality Limited Partnership is reported as minority interest in partnerships. The Company has changed its fiscal year end from October 31 to December 31, which change took effect with the fiscal year beginning on January 1, 1998.

     The Company's revenues are derived primarily from the Hotels and reflect revenue from rooms, food and beverage and other sources, including telephone, guest services, banquet room rentals, gift shops and other amenities. Hotel revenues accounted for 87.1% of total revenue in 1998 and increased at a compound annual rate of 34.1% from $31.2 million in 1995 to $75.2 million in 1998. This increase was primarily the result of the addition of thirteen hotels during the period. The balance of the Company's revenues are derived from its entertainment, management and services and rental operations divisions. These revenues are generated from ticket distribution handling fees, real estate management fees, sales commissions and rents. In 1998, entertainment, management and services accounted for 4.6% of total revenues and rental operations accounted for 8.3% of total revenues. These two divisions are expected to represent a smaller percent of total revenues in the future as the Company continues to pursue its hotel growth strategy.

     As is typical in the hospitality industry, REVPAR, ADR and occupancy levels are important performance measures. The Company's operating strategy is focused on enhancing revenue and operating margins by increasing REVPAR, ADR, occupancy and operating efficiencies of the Hotels. These performance measures are impacted by a variety of factors, including national, regional and local economic conditions, degree of competition with other hotels in their respective market areas and, in the case of occupancy levels, changes in travel patterns.

     The following table sets forth selected items from the consolidated statements of operations as a percent of total revenues and certain other selected data:

                                                                                      Fiscal Year
                                    Fiscal Year Ended             Two Months Ended    Ended
                                    October 31,                   December 31,        December 31,
                                    ---------------------------   -----------------   ------------
                                    1995      1996      1997      1996      1997      1998 (1)
                                    -------   -------   -------   -------   -------   ------------
      Revenues:
        Hotels and restaurants        77.4%     78.0%     80.0%     77.2%     77.3%       87.1%
        Entertainment, management
          and services                 7.7       7.0       7.4       6.6       9.5         4.6
        Rental operations             14.9      15.0      12.6      16.2      13.2         8.3
                                    ------    ------    ------    ------    ------      ------
          Total revenues             100.0%    100.0%    100.0%    100.0%    100.0%      100.0%
                                    ======    ======    ======    ======    ======      ======

                                                                                      Fiscal Year
                                    Fiscal Year Ended             Two Months Ended    Ended
                                    October 31,                   December 31,        December 31,
                                    ---------------------------   -----------------   ------------
                                    1995      1996      1997      1996      1997      1998
                                    -------   -------   -------   -------   -------   ------------
      Direct operating expenses       45.9%     45.6%     44.0%     48.5%     50.4%       44.3%
      Undistributed operating
        expenses:
          Selling, general and
            administrative            13.4      14.3      15.7      15.8      13.9        13.4
          Property operating costs    12.5      11.1      10.6      12.8      11.6        11.7
          Depreciation and amorti-
            zation                     8.5       9.3       9.2      10.3       9.0         7.1
                                    ------    ------    ------    ------    ------      ------
              Total undistributed
                operating expenses    34.4      34.7      35.5      38.9      34.5        32.2
      Operating income                19.8      19.7      20.4      12.6      15.2        23.5
      Interest expense net            17.0      16.2      16.9      17.9      16.1         9.0
      Income (loss) before income
        taxes                          3.9       4.2       5.1      (3.7)      ---        14.3
      Income tax provision (benefit)   1.3       1.6       1.8      (1.4)     (0.1)        5.0
                                    ------    ------    ------    ------    ------      ------
          Net income (loss)            2.6%      2.6%      3.3%     (2.3)%     0.1%        8.7%
                                    ======    ======    ======    ======    ======      ======
      REVPAR (1)                    $38.83    $42.04    $45.72    $31.93    $36.11      $50.30
      ADR (1)                       $61.54    $67.29    $73.43    $64.88    $71.22      $82.07
      Occupancy (1)                   65.5%     64.5%     63.5%     50.7%     51.8%       61.3%


     (1) 1998 REVPAR, ADR, Occupancy is for Comparable Hotels (hotels owned for greater than one year)


     RESULTS OF OPERATIONS

     COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO THE UNAUDITED YEAR ENDED DECEMBER 31, 1997

     Total revenues increased $32.8 million, or 61.3%, from $53.5 million in 1997 to $86.3 million in 1998. This increase is attributed primarily to revenue generated from the addition of eleven Hotels in the period, increases in total rooms occupied and REVPAR increases at the Comparable Hotels (Hotels owned by the Company for greater than one year).

     Total hotel and restaurant revenues increased $32.4 million, or 75.6%, from $42.8 million in 1997 to $75.2 million in 1998. Comparable Hotel ADR increased $7.53, or 10.1%, from $74.54 in 1997 to $82.07 in 1998.
     Comparable Hotel REVPAR increased $3.68, or 7.9%, from $46.62 in 1997 to $50.30 in 1998. The Company acquired eleven Hotels in 1998 which added 559,808 available rooms, an increase of 102%.

     Entertainment, management and services revenues decreased $0.2 million, or 5.1%, from $4.2 million in 1997 to $4.0 million in 1998. Entertainment revenue decreased primarily from lower attendance at entertainment events and the reduction of third-party management contracts.

     Rental income increased $0.7 million, or 10.4%, from $6.5 million in 1997 to $7.2 million in 1998 primarily from lease escalations and new lease contracts in the Company's office and retail buildings.

     Direct operating expenses increased $14.1 million, or 58.8%, from $24.1 million in 1997 to $38.2 million in 1998, primarily due to the increase in the number of hotel guests served. This represents a decline in direct operating expenses as a percentage of total revenues from 45.0% in 1997 to 44.3% in 1998. The improvement in direct operating expense percentages is attributed to the increase in room revenue while the Company was able to effectively control expenses and gain volume efficiencies.

     Total undistributed operating expenses increased $9.4 million, or 51.3%, from $18.4 million in 1997 to $27.8 million in 1998. Total undistributed operating expenses include selling, general and administrative expenses, which increased 47.3% from $7.9 million in 1997 to $11.6 million in 1998, and depreciation and amortization, which increased 27.2% from $4.8 million in 1997 to $6.1 million in 1998. Total undistributed operating expenses as a percentage of total revenues decreased 2.1% from 34.3% in 1997 to 32.2% in 1998. The decrease in undistributed operating expenses as a percentage of total revenues is primarily attributed to the increase in Comparable Hotel REVPAR and the addition of eleven Hotels which the Company believes has lead to greater efficiencies.

     Operating income increased $9.2 million, or 83.4%, from $11.1 million in 1997 to $20.3 million in 1998. As a percentage of total revenues, operating income increased from 20.7% in 1997 to 23.5% in 1998This increase is due primarily to an increase in REVPAR, the addition of eleven hotels and improvements in the hotel departmental margins.

     Interest expense decreased $0.8 million, or 9.2%, from $8.9 million in 1997 to $8.1 million in 1998. This decrease is primarily related to the repayment of debt with the proceeds from the initial public offering and the reduction of the weighted average interest rate charged the Company for its remaining debt. Interest expense initially declined as a result of the application of the net proceeds of the offering, but is expected to increase in the future due to the funding of hotel acquisitions with additional debt.

     Income tax provision increased 338.4%, from $1.0 million in 1997 to $4.3 million in 1998, due to the increase in income before taxes. The effective income tax provision rate was 34.1% and 34.9% for 1997 and 1998 respectively.

     The Company recorded an extraordinary item related to prepayment penalties and the write-off of deferred loan fees of $546,000 net of $282,000 of income taxes due to the repayment of debt with proceeds from the initial public offering.

     Net income increased $5.6 million, or 295.3%, from $1.9 million in 1997 to $7.5 million in 1998.

     Earnings per share before extraordinary item increased 165% from $0.27 in 1997 to $0.71 in 1998.


     COMPARISON OF TWO MONTHS ENDED DECEMBER 31, 1997 TO TWO MONTHS ENDED DECEMBER 31, 1996

     The Company is including this stub period financial information due to the change in fiscal year end from October 31, to December 31, as of the fiscal year beginning January 1, 1998.

     Total revenues increased $1.5 million, or 20.1%, from $7.4 million in the last two months of 1996 to $8.8 million in the comparable period of 1997. This increase is attributed primarily to revenue generated from increases in total rooms occupied, ADR and REVPAR, and the addition of Cavanaughs Gateway Hotel in Yakima, Washington.

     Total hotel and restaurant revenues increased $1.1 million, or 20.2%, from $5.7 million in the last two months of 1996 to $6.8 million in the comparable period of 1997. ADR increased $6.34, or 9.8%, from $64.88 in the last two months of 1996 to $71.22 in the comparable period of 1997. Available room nights increased 7.0% in the last two months of 1997. REVPAR increased $4.18, or 13.1% from $31.93 in the last two months of 1996 to $36.11 in the comparable period of 1997. The Company's hotel and restaurant revenues increased primarily due to an increase in its ADR and total rooms occupied. In addition, Cavanaughs Gateway Hotel was acquired in October 1997. November and December of 1997 were the first two full months of operation for this 172-room property which also contributed to this increase in revenues.

     Entertainment, management and services revenues increased $0.4 million, or 74.0%, from $0.5 million in the last two months of 1996 to $0.8 million in the comparable period of 1997. Entertainment revenue increased due to the greater number of Company-presented shows and attendance at such shows. Management and services revenue increased from the addition of new third-party management contracts.

     Rental income remained relatively stable at $1.2 million in the last two months of 1996 and the comparable period of 1997.

     Direct operating expenses increased $0.9 million, or 24.7%, from $3.6 million in the last two months of 1996 to $4.5 million in the comparable period of 1997, primarily due to the increase in the number of hotel guests served and the Broadway shows presented by the Company. This represents an increase in direct operating expenses as a percentage of total revenues from 48.5% in the last two months of 1996 to 50.4% in the comparable period of 1997 which is primarily attributable to the higher variable costs associated with the Broadway shows.

     Total undistributed operating expenses increased $0.2 million, or 6.3%, from $2.9 million in the last two months of 1996 to $3.0 million in the comparable period of 1997. Total undistributed operating expenses include selling, general and administrative expenses, which increased 5.5% from the last two months of 1996 to the comparable period of 1997, and depreciation and amortization, which increased 5.1%. Total undistributed operating expenses as a percentage of total revenues decreased 4.4% from 38.9% in the last two months of 1996 to 34.5% in the comparable period of 1997. The decrease in undistributed operating expenses as a percentage of total revenues is primarily attributed to the Company's ability to increase REVPAR of the Hotels while effectively controlling its selling, general and administrative expenses.

     Operating income increased $0.4 million, or 45.3%, from $0.9 million in the last two months of 1996 to $1.3 million in the comparable period of 1997. As a percentage of total revenues, operating income increased from 12.6% in the last two months of 1996 to 15.2% in the comparable period of 1997. This increase is due primarily to an increase in REVPAR.

     Interest expense increased $0.1 million, or 8.0%, from $1.3 million in the last two months of 1996 to $1.4 million in the comparable period of 1997. This increase is primarily related to the incurrence of additional debt used for completion of the conversion of Cavanaughs on Fifth Avenue and other corporate purposes.

     The income tax benefit changed as a result of the change in the pre-tax loss. The effective income tax rate for both periods was 34%.

     The Company incurred a net loss of $170,000 in the last two months of 1996 compared to a net income of $6,000 in the comparable period of 1997.

     COMPARISON OF YEAR ENDED OCTOBER 31, 1997 TO YEAR ENDED OCTOBER 31,
     1996

     Total revenues increased $6.9 million, or 15.2%, from $45.2 million in 1996 to $52.0 million in 1997. This increase is attributed primarily to revenue generated from increases in total rooms occupied and REVPAR and the addition of Cavanaughs on Fifth Avenue in Seattle, Washington.

     Total hotel and restaurant revenues increased $6.5 million, or 18.3%, from $35.2 million in 1996 to $41.7 million in 1997. ADR increased $6.14, or 9.1%, from $67.29 in 1996 to $73.43 in 1997. Available room nights increased 10.3% in 1997, REVPAR increased $3.68, or 8.8%, from $42.04 in 1996 to $45.72 in 1997. Cavanaughs on Fifth Avenue opened in May 1996; therefore, 1997 was the first full fiscal year of operation for this 297-room property which contributed, in part, to this increase in revenues.

     Entertainment, management and services revenues increased $0.7 million, or 21.3%, from $3.2 million in 1996 to $3.8 million in 1997. Entertainment revenue increased from the addition of new third-party management contracts.

     Rental income decreased $0.3 million, or 3.7%, from $6.8 million in 1996 to $6.5 million in 1997 primarily as a result of the Company's need to occupy additional space in the CHC Building, its corporate headquarters, which had previously been rented to third parties, and the receipt of a one-time settlement for a lease termination which occurred in 1996.

     Direct operating expenses increased $2.4 million, or 11.4%, from $20.6 million in 1996 to $22.9 million in 1997, primarily due to the increase in the number of hotel guests served. This represents a decline in direct operating expenses as a percentage of total revenues from 45.6% in 1996 to 44.0% in 1997. The improvement in direct operating expense percentages is attributed to the increase in REVPAR while the Company was able to effectively control expenses and gain volume efficiencies.

     Total undistributed operating expenses increased $2.8 million, or 17.9%, from $15.7 million in 1996 to $18.5 million in 1997. Total undistributed operating expenses include selling, general and administrative expenses, which increased 26.7% from $6.5 million in 1996 to $8.2 million in 1997, and depreciation and amortization, which increased 13.3% from $4.2 million in 1996 to $4.8 million in 1997. Total undistributed operating expenses as a percentage of total revenues increased 0.8% from 34.7% in 1996 to 35.5% in 1997. The increase in undistributed operating expenses as a percentage of total revenues is primarily attributed to the addition of Cavanaughs on Fifth Avenue (which management believes had not attained stabilized occupancy) and the additional administrative expenses related to preparing the Company for future growth and the Offering.

     Operating income increased $1.7 million, or 19.3%, from $8.9 million in 1996 to $10.6 million in 1997. As a percentage of total revenues, operating income increased from 19.7% in 1996 to 20.4 % in 1997. This increase is due primarily to an increase in REVPAR, the addition of Cavanaughs on Fifth Avenue and improvements in the hotel departmental margins.

     Interest expense increased $1.5 million, or 20.5%, from $7.3 million in 1996 to $8.8 million in 1997. This increase is primarily related to the incurrence of additional debt used for funding the acquisition and conversion of Cavanaughs on Fifth Avenue and other corporate purposes. Interest expense is initially anticipated to decline as a result of the application of the net proceeds of the Offering to repay certain indebtedness, but is expected to increase in the future due to the funding of hotel acquisitions with additional debt.

     Income tax provision increased 27.7%, from $0.7 million in 1996 to $0.9 million in 1997, due to the increase in income before taxes. The effective income tax rate for both years was 34%.

     Net income increased $0.5 million, or 45.4%, from $1.2 million in 1996 to $1.7 million in 1997.


     COMPARISON OF YEAR ENDED OCTOBER 31, 1996 TO YEAR ENDED OCTOBER 31,
     1995

     Total revenues increased $4.8 million, or 11.9%, from $40.4 million in 1995 to $45.2 million in 1996. The increase is attributed primarily to the addition of Cavanaughs on Fifth Avenue which opened in May 1996 and additional rental income from increased occupancy in the rental properties.

     Total hotel and restaurant revenues increased $4.0 million, or 12.7%, from $31.2 million in 1995 to $35.2 million in 1996. ADR increased 9.3% from $61.54 in 1995 to $67.29 in 1996. Available room nights increased 10.1% in 1996. The increase is primarily attributed to the addition of Cavanaughs on Fifth Avenue.

     Entertainment, management and services revenues increased 2.5% from $3.1 million in 1995 to $3.2 million in 1996.

     Rental income increased $0.8 million, or 12.7%, from $6.0 million in 1995 to $6.8 million in 1996. The increase is primarily attributed to increased occupancy and lease payments for the Company's office buildings.

     Direct operating expenses increased $2.1 million, or 11.2%, from $18.5 million in 1995 to $20.6 million in 1996. Direct operating expenses as a percentage of total revenues decreased from 45.9% in 1995 to 45.6% in 1996. This improvement is attributed primarily to the increase in REVPAR while controlling expenses.

     Total undistributed operating expenses increased $1.8 million, or 12.9%, from $13.9 million in 1995 to $15.7 million in 1996. Total undistributed operating expenses include selling, general and administrative expenses, which increased 19.1% from $5.4 million in 1995 to $6.5 million in 1996, and depreciation and amortization, which increased 23.0% from $3.4 million in 1995 to $4.2 million in 1996.

     Total undistributed operating expenses as a percentage of total revenues increased from 34.4% in 1995 to 34.7% in 1996. Increased expenses are attributed primarily to the addition of Cavanaughs on Fifth Avenue which management believes has not attained stabilized occupancy.

     Operating income increased $0.9 million, or 11.7%, from $8.0 million in 1995 to $8.9 million in 1996. This increase was primarily caused by an increase in hotel guests served and an increase in REVPAR coupled with the Company controlling operating expenses.

     Interest expense increased $0.5 million, or 6.6%, from $6.9 million in 1995 to $7.3 million in 1996 primarily as a result of the additional indebtedness incurred by the Company in connection with the acquisition and conversion of Cavanaughs on Fifth Avenue.

     Income tax provision increased 34.7%, from $0.5 million in 1995 to $0.7 million in 1996 due to the increase in income before taxes. The effective income tax rate for both years was 34%.

     Net income increased $0.1 million, or 12.9%, from $1.0 million in 1995 to $1.2 million in 1996.

     LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's principal sources of liquidity have been cash on hand, cash generated by operations and borrowings under an $80.0 million revolving credit facility. Cash generated by operations in excess of operating expenses is used for capital expenditures and to reduce amounts outstanding under the Revolving Credit Facility.
     The Company has increased the Revolving Credit Facility to $100 million effective February 26, 1999Hotel acquisitions, development and expansion have been and will be financed through a combination of internally generated cash, borrowing under credit facilities, and the issuance of Common Stock or OP Units. In April 1998, the Company completed an initial public offering. Proceeds net of issuance cost were $81.3 million and were used to pay debt, fund acquisitions and other corporate purposes.

     The Company's short-term capital needs include food and beverage inventory, payroll and the repayment of interest expense on outstanding mortgage indebtedness. Historically, the Company has met these needs through internally generated cash. The Company's long-term capital needs include funds for property acquisitions, scheduled debt maturities and renovations and other non-recurring capital improvements. The Company anticipates meeting its future long-term capital needs through the additional debt financing secured by the Hotels, by unsecured private or public debt offerings or by additional equity offerings or the issuances of OP Units, along with cash generated from internal operations.

     At December 31, 1998, the Company had $4.3 million in cash and cash equivalents. The Company has made extensive capital expenditures over the last three years, investing $13.5 million, $6.2 million, and $123.6 million in owned and joint venture properties in 1996, 1997, and 1998, respectively. These expenditures included guest room, lounge and restaurant renovations, public area refurbishment, telephone and computer system upgrades, tenant improvements, property acquisitions, construction, and corporate expenditures and were funded from the initial public offering, issuance of operating partnership units, operating cash flow and debt. The Company establishes reserves for capital replacement in the amount of 4.0% of the prior year's actual gross hotel income to maintain the Hotels at acceptable levels. Acquired hotel properties have a separate capital budget for purchase, construction, renovation, and branding costs. Capital expenditures planned for Hotels in 1999 are expected to be approximately $12.8 millionManagement believes the consistent renovation and upgrading of the Hotels and other properties is imperative to its long-term reputation and customer satisfaction.

     To fund its acquisition program and meet its working capital needs, the Company has a Revolving Credit Facility. The Revolving Credit Facility has an initial term of five years and an annualized fee for the unutilized portion of the facility. The Company selects from four different interest rates when it draws funds: the lender's prime rate or one, three, or six month LIBOR plus the applicable margin of 180 to 250 basis points, depending on the Company's ratio of EBITDA-to-total funded debt. The Revolving Credit Facility allows for the Company to draw funds based on the trailing 12 months performance on a pro forma basis for both acquired and owned properties. Funds from the Revolving Credit Facility may be used for acquisitions, renovations, construction and general corporate purposes. The Company believes the funds available under the Revolving Credit Facility and additional debt instruments will be sufficient to meet the Company's near term growth plans. The Operating Partnership is the borrower under the Revolving Credit Facility. The obligations of the Operating Partnership under the Revolving Credit Facility are fully guaranteed by the Company. Under the Revolving Credit Facility, the Company is permitted to grant new deeds of trust on any future acquired properties. Mandatory prepayments are required to be made in various circumstances including the disposition of any property, or future acquired property, by the Operating Partnership.

     The Revolving Credit Facility contains various representations, warranties, covenants and events of default deemed appropriate for a Credit Facility of similar size and nature. Covenants and provisions in the definitive credit agreement governing the Revolving Credit Facility include, among other things, limitations on: (i) substantive changes in the Company's and Operating Partnership's current business activities, (ii) liquidation, dissolution, mergers, consolidations, dispositions of material property or assets involving the Company and its affiliates or their assets, as the case may be, and acquisitions of property or assets of others, (iii) the creation or existence of deeds of trust or other liens on property or assets, (iv) the addition or existence of indebtedness, including guarantees and other contingent obligations, (v) loans and advances to others and investments in others, (vi) redemption of subordinated debt, (vii) amendment or modification of certain material documents or of the Articles in a manner adverse to the interests of the lenders under the Revolving Credit Facility, (viii) payment of dividends or distributions on the Company's capital stock, and (ix) maintenance of certain financial ratios. Each of the covenants described above provide for certain ordinary course of business and other exceptions. If the Company breaches any of these covenants and does not obtain a waiver of that breach, the breach will constitute an event of default under the Revolving Credit Facility. At December 31, 1998, the Company had $76.3 million outstanding under the Revolving Credit Facility and was in compliance with all required covenants. The Revolving Credit Facility restricted the Company from paying any dividends as of December 31, 1998.

     In addition to the Revolving Credit Facility, as of December 31, 1998, the Company had debt and capital leases outstanding of approximately $54.3 million consisting of primarily variable and fixed rate debt secured by individual properties.

     The Company believes that cash generated by operations will be sufficient to fund the Company's operating strategy for the foreseeable future, and that any remaining cash generated by operations, together with capital available under the Revolving Credit Facility (subject to the terms and covenants to be included therein) and additional debt financing, will be adequate to fund the Company's growth strategy in the near term. Thereafter, the Company expects that future capital needs, including those for property acquisitions, will be met through a combination of net cash provided by operations, borrowings and additional issuances of Common Stock or OP Units.


     SEASONALITY

     The lodging industry is affected by normally recurring seasonal patterns. At most of the Hotels, demand is higher in the late spring through early fall (May through October) than during the balance of the year. For example, for the year ended December 31, 1998, the Company's revenues in the first through fourth quarters were 16.9%, 24.4%, 32.0% and 26.7%, respectively, of its total revenue for such year and the Company's income (loss) before extraordinary items for the first through fourth quarters was (1.1)%, 32.9%, 51.4% and 16.8%, respectively, of its total net income for such yearDemand also changes on different days of the week, with Sunday generally having the lowest occupancy. Accordingly, the Company's revenue, operating profit and cash flow are lower during the first and fourth calendar quarters and higher during the second and third calendar quarters.

     INFLATION

     The effect of inflation, as measured by fluctuations in the Consumer Price Index, has not had a material impact on the Company's revenues or net income during the periods under review.

     YEAR 2000 ASSESSMENT

     BACKGROUND: The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results.
     The extent of the potential impact of the Year 2000 problem is not yet known, and if not timely corrected, could affect the global economy.

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

     EMBEDDED SYSTEMS: The Company has completed substantially all of the assessment of its critical Embedded Technology systems, which are those systems in properties owned or leased by the Company in which a microprocessor is embedded in equipment controlling building environment, power, lighting, transportation, security, and fire safety. The Company anticipates completion of remediation of all affected systems by July 1999. The evaluation completed to date has not revealed any critical Embedded System which is not (or will not become so with minor software modifications) compliant with Year 2000 functionality. Embedded Systems in properties for which the Company provides management services but which are not owned or leased by the Company are not included in these percentages. The Company relies upon certifications from the manufacturers, developers and authorized vendors of the specific components containing Embedded Systems for evaluation of compliance with Year 2000 functionality.

     THIRD PARTY SERVICES: The Company has commenced its evaluation of the assessment of services provided by third parties with which the Company has a material relationship and anticipates completing that evaluation by July of 1999. These material Third Party Services include the private companies and municipalities supplying all utilities and communications to the Company. Evaluation will be by means of review of representations made by the third parties or of responses to written questionnaires by the Company to the third parties. The Company does not anticipate that its exposure to a failure of Third Party Services to be Year 2000 compliant will differ from the exposure of communities at large to such failure.

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

     CONTINGENCY PLANS: Each property owned and/or managed by the Company has developed a contingency plan in order to respond to any Year 2000 problem-related interruption of such property's utility and communication services. The Company anticipates completing an update of the operational contingency plans for such properties before January 1, 2000The Company has solicited from its material Third Party Service Providers information with respect to such providers' responses to and compliance with the Year 2000 problem. The Company will, on an on-going basis, carefully monitor the responses it receives from these Third Party Service Providers. Nevertheless, there can be no assurance that such plans will be adequate or completed in a timely manner and the responses developed by the Company's material Third Party Service Providers are beyond the general operational control of the Company.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. This statement requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise arising from non-owner sources. The classifications of comprehensive income under current accounting standards include foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company adopted the provisions of SFAS No. 130 on January 1, 1998. However, since the Company does not have any comprehensive income items, there was no impact on the presentation of its consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments for an Enterprise and Related Information." This statement changed the way public companies report information about segments of their business in their annual financial statements and requires them to report segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, and its major customers. The Company adopted the provision of SFAS No. 131 on January 1, 1998.

     In April 1998, Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities" was issued. The SOP requires that all costs of start-up activities and organization costs be expensed as incurred. The Company is required to implement the SOP on January 1, 1999 and report the change as a cumulative effect of an accounting change in the statement of income. Management estimates that the effect of adopting this new standard will be a charge to operations for the year ending December 31, 1999 of approximately $128,000, which is net of related income taxes.

     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following tables summarize the financial instruments held by the Company at December 31, 1998, which are sensitive to changes in interest rates. At December 31, 1998, approximately 90% of the Company's debt and capital lease obligations are subject to changes in market interest rates and are sensitive to those changes. The Company currently has no derivative instruments to offset the risk of interest rate changes. In the future, the Company may choose to use derivative instruments, such as interest rate swaps to manage the risk associated with interest rate changes.

     The following table presents principal cash flows for debt and capital leases outstanding at December 31, 1998, by maturity date and the related average interest rate.

                                                    Outstanding Debt and Capital Lease Obligations (in thousands)
                                                                                                                     Fair
                                            1999      2000      2001      2002      2003      Thereafter   Total     Value
                                            -------   -------   -------   -------   -------   ----------   -------   -------
      Note payable to bank (a)              $    --   $    --   $    --   $    --   $82,480    $    --     $82,480   $82,480
      Long-term debt:
        Fixed rate                              320       344       370       897       427      8,996      11,354    13,128
          Weighted-average interest rate       7.28%     7.28%     7.28%     7.25%     7.25%      7.25%         --%       --%
        Variable rate                         1,218     1,368     1,458     1,562     1,680     27,048      34,334    34,334
          Weighted-average interest rate       7.56%     7.58%     7.59%     7.61%     7.64%      7.67%         --%       --%
      Capital lease obligations                 634       631       496       351       270         --       2,382     2,382
          Weighted-average interest rate       8.00%     8.03%     8.20%     8.64%     8.64%        --%         --%       --%



     (a) The interest rate on the note payable is based on LIBOR plus a variable interest margin based on the Company's funded debt ratio. The interest margin can vary from 180 - 250 basis points. At December 31, 1998, the interest margin was 210 basis points.

     Item 8.  Financial Statements and Supplementary Data
     ----------------------------------------------------


     REPORT OF INDEPENDENT ACCOUNTANTS



     To the Board of Directors and Stockholders
     Cavanaughs Hospitality Corporation


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' and partners' equity and of cash flows present fairly, in all material respects, the financial position of Cavanaughs Hospitality Corporation and its subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for the years ended October 31, 1996 and 1997, the two months ended
     December 31, 1997 and the year ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                          /s/PricewaterhouseCoopers LLP


     Spokane, Washington
     January 29, 1999

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1997 AND 1998
     (in thousands, except share data)


                                                       1997       1998
                                                       --------   --------
     Assets:
       Current assets:
         Cash and cash equivalents                     $  4,955   $  4,267
         Accounts receivable                              2,785      5,427
         Income taxes refundable                            520        957
         Inventories                                        427        858
         Prepaid expenses and deposits                      580        400
                                                       --------   --------
             Total current assets                         9,267     11,909

       Property and equipment, net                      112,234    227,423
       Other assets, net                                  3,616      5,571
                                                       --------   --------
             Total assets                              $125,117   $244,903
                                                       ========   ========

     Liabilities:
       Current liabilities:
         Payable to affiliate                          $  1,133   $     --
         Note payable to bank                             1,075         --
         Accounts payable                                 3,234      2,831
         Accrued payroll and related benefits               983      1,477
         Accrued interest payable                           689      1,518
         Other accrued expenses                           2,882      3,883
         Long-term debt, due within one year              3,590      1,538
         Capital lease obligations, due within
           one year                                         502        634
                                                       --------   --------
             Total current liabilities                   14,088     11,881
       Long-term debt, due after one year                94,419     44,150
       Notes payable to bank                                 --     82,480
       Capital lease obligations, due after one year      2,139      1,748
       Deferred income taxes                              5,415      6,349
       Minority interest in partnerships                    524      4,364
                                                       --------   --------
             Total liabilities                          116,585    150,972
                                                       --------   --------

     Commitments and contingencies (Note 10)

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1997 AND 1998, CONTINUED (in thousands, except share data)


                                                       1997       1998
                                                       --------   --------
     Stockholders' and partners' equity:
       Preferred stock - 5,000,000 shares authorized;
         $0.01 par value; no shares issued and
         outstanding                                   $     --   $     --
       Common stock - 50,000,000 shares authorized;
         $0.01 par value;  7,072,025 and 12,660,847
         shares issued and outstanding                       71        126
       Partners' deficit                                   (879)        --
       Additional paid-in capital                         3,935     80,892
       Retained earnings                                  5,405     12,913
                                                       --------   --------
             Total stockholders' and partners' equity     8,532     93,931
                                                       --------   --------
             Total liabilities and stockholders' and
               partners' equity                        $125,117   $244,903
                                                       ========   ========

     The accompanying notes are an integral part of the consolidated financial statements.

   CAVANAUGHS HOSPITALITY CORPORATION
   CONSOLIDATED STATEMENTS OF OPERATIONS
   (in thousands, except per share data)



                                                                  Two Months
                                              Years Ended         Ended
                                              October 31,         December 31,        Year Ended
                                              -----------------   -----------------   December 31,
                                              1996      1997      1996      1997      1998
                                              -------   -------   -------   -------   ------------
                                                                (Unaudited)
   Revenues:
     Hotels and restaurants:
       Rooms                                  $20,972   $25,147   $ 2,998   $ 3,626     $46,688
       Food and beverage                       12,141    13,926     2,271     2,756      24,400
       Other                                    2,092     2,589       414       447       4,084
                                              -------   -------   -------   -------     -------
           Total hotels and restaurants        35,205    41,662     5,683     6,829      75,172
     Entertainment, management and services     3,168     3,842       483       840       4,006
     Rental operations                          6,790     6,539     1,191     1,169       7,155
                                              -------   -------   -------   -------     -------
           Total revenues                      45,163    52,043     7,357     8,838      86,333
                                              -------   -------   -------   -------     -------
   Operating expenses:
     Direct:
       Hotels and restaurants:
         Rooms                                  5,719     6,820       958     1,167      12,562
         Food and beverage                     10,181    11,483     1,822     2,208      19,588
         Other                                  1,008     1,066       149       170       1,802
                                              -------   -------   -------   -------     -------
           Total hotels and restaurants        16,908    19,369     2,929     3,545      33,952
       Entertainment, management and
         services                               2,204     2,052       397       602       2,685
       Rental operations                        1,464     1,506       243       303       1,570
                                              -------   -------   -------   -------     -------
           Total direct expenses               20,576    22,927     3,569     4,450      38,207
                                              -------   -------   -------   -------     -------
     Undistributed operating expenses:
       Selling, general and administrative      6,461     8,188     1,161     1,225      11,569
       Property operating costs                 4,997     5,518       944     1,022      10,132
       Depreciation and amortization            4,215     4,775       759       798       6,115
                                              -------   -------   -------   -------     -------
           Total undistributed operating
             expenses                          15,673    18,481     2,864     3,045      27,816
                                              -------   -------   -------   -------     -------
           Total expenses                      36,249    41,408     6,433     7,495      66,023
                                              -------   -------   -------   -------     -------
   Operating income                             8,914    10,635       924     1,343      20,310

   CAVANAUGHS HOSPITALITY CORPORATION
   CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED
   (in thousands, except per share data)


                                                                  Two Months
                                              Years Ended         Ended
                                              October 31,         December 31,        Year Ended
                                              -----------------   -----------------   December 31,
                                              1996      1997      1996      1997      1998
                                              -------   -------   -------   -------   ------------
                                                                (Unaudited)
   Other income (expense):
     Interest expense, net of amounts
       capitalized                            $(7,319)  $(8,817)  $(1,317)  $(1,422)    $(8,127)
     Interest income                              296       416        92        54         346
     Other income (expense)                       150       348        13        (4)         90
     Minority interest in partnerships           (136)       59        14        29        (255)
                                              -------   -------   -------   -------     -------
   Income (loss) before income taxes            1,905     2,641      (274)       --      12,364
   Income tax provision (benefit)                 730       932      (104)       (6)      4,310
                                              -------   -------   -------   -------     -------
   Income (loss) before extraordinary item      1,175     1,709      (170)        6       8,054
   Extraordinary item, net of tax benefit          --        --        --        --        (546)
                                              -------   -------   -------   -------     -------
   Net income (loss)                          $ 1,175   $ 1,709   $  (170)  $     6     $ 7,508
                                              =======   =======   =======   =======     =======

   Income per share:
     Income per share before extraordinary
       item                                                                 $    --     $  0.71
     Extraordinary item                                                          --       (0.05)
                                                                            -------     -------
     Net income per share - basic and
       diluted                                                              $    --        0.66
                                                                            =======     =======
     Weighted-average shares outstanding -
       basic                                                                  7,072      11,347
                                                                            =======     =======
     Weighted-average shares outstanding -
       diluted                                                                7,072      11,666
                                                                            =======     =======
     Pro forma net income per share - basic
       and diluted                                      $  0.24
                                                        =======
     Number of shares used in the pro forma
       computation                                        7,072
                                                        =======

   The accompanying notes are an integral part of the consolidated financial statements.

   CAVANAUGHS HOSPITALITY CORPORATION
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' AND PARTNERS' EQUITY for the years endedOctober 31, 1996 and 1997, the two months ended December 31, 1997 and the year ended December 31, 1998
   (in thousands, except share and per share data)

                                                                                 Barbieri
                                   Cavanaughs Hospitality Corporation            Investment
                                   --------------------------------------------  Company
                                   Preferred                                     --------------
                                   Stock           Common Stock                  Common Stock               Additional
                                   --------------  ------------------  Discount  -------------   Partners'  Paid-In     Retained
                                   Shares  Amount  Shares      Amount  on Stock  Shares  Amount  Deficit    Capital     Earnings
                                   ------  ------  ----------  ------  --------  ------  ------  ---------  ----------  --------
   Balances, October 31, 1995      1,100   $  495       1,858  $   19  $   (318)    929  $  686   $  (594)   $ 3,661    $ 4,842
     Net income (loss)                                                                               (243)                1,418
     Contributions from (distri-
       butions to) stockholders
       and partners                                                                                    41        126       (248)
     Dividends on Cavanaughs
       Hospitality Corporation
       common stock ($85.00
       per share)                                                                                                          (158)
     Dividends on preferred stock
       ($31.50 per share)                                                                                                   (35)
     Dividends on Barbieri Invest-
       ment Company common
       stock ($85.00 per share)                                                                                             (79)
                                   ------  ------  ----------  ------  --------  ------  ------   -------    -------    -------
   Balances, October 31, 1996       1,100     495       1,858      19      (318)    929     686      (796)     3,787      5,740
     Net income (loss)                                                                               (101)                1,810
     Distributions to stockholders
       and partners                                                                                                      (1,815)
     Dividends on Cavanaughs
       Hospitality Corporation
       common stock ($102.00
        per share)                                                                                                         (188)
     Dividends on preferred stock
       ($31.50 per share)                                                                                                   (35)
     Dividends on Barbieri Invest-
       ment Company common
       stock ($102.00 per share)                                                                                            (95)
     Redemption of stock                                  (92)     (1)                                          (662)
                                   ------  ------  ----------  ------  --------  ------  ------   -------    -------    -------
   Balances, October 31, 1997       1,100     495       1,766      18      (318)    929     686      (897)     3,125      5,417
                                   ------  ------  ----------  ------  --------  ------  ------   -------    -------    -------

   CAVANAUGHS HOSPITALITY CORPORATION
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' AND PARTNERS' EQUITY for the years ended October 31, 1996 and 1997, the two months ended December 31, 1997 and the year ended December 31, 1998
   (in thousands, except share and per share data)

                                                                                 Barbieri
                                   Cavanaughs Hospitality Corporation            Investment
                                   --------------------------------------------  Company
                                   Preferred                                     --------------
                                   Stock           Common Stock                  Common Stock               Additional
                                   --------------  ------------------  Discount  -------------   Partners'  Paid-In     Retained
                                   Shares  Amount  Shares      Amount  on Stock  Shares  Amount  Deficit    Capital     Earnings
                                   ------  ------  ----------  ------  --------  ------  ------  ---------  ----------  --------
   Balances, October 31, 1997       1,100  $  495       1,766  $   18  $   (318)    929  $  686   $  (897)   $ 3,125    $ 5,417
                                   ------  ------  ----------  ------  --------  ------  ------   -------    -------    -------
   Net income (loss)                                                                                   18                   (12)
     Effect of merger              (1,100)   (495)  7,070,259      53       318    (929)   (686)                 810
                                   ------  ------  ----------  ------  --------  ------  ------   -------    -------    -------
   Balances, December 31, 1997          0       0   7,072,025      71         0       0       0      (879)     3,935      5,405
     Net income                                                                                                           7,508
     Stock issued for acquisition
       of partnership interest                         12,228                                         879       (879)
     Stock issued for cash, net
       of issuance costs                            5,951,250      59                                         81,269
     Stock issued under employee
       stock purchase plan                             18,752                                                    184
     Stock issued to directors
       and certain senior
       management                                      11,692                                                    174
     Income tax effect of stock
       grants                                                                                                    (25)
     Purchases and retirement of
       stock                                         (405,100)     (4)                                        (3,766)
                                   ------  ------  ----------  ------  --------  ------  ------   -------    -------    -------
   Balances, December 31, 1998          0  $    0  12,660,847  $  126  $      0       0  $    0   $     0    $80,892    $12,913
                                   ======  ======  ==========  ======  ========  ======  ======   =======    =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

   CAVANAUGHS HOSPITALITY CORPORATION
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (in thousands)


                                                                  Two Months
                                              Years Ended         Ended
                                              October 31,         December 31,        Year Ended
                                              -----------------   -----------------   December 31,
                                              1996      1997      1996      1997      1998
                                              -------   -------   -------   -------   ------------
                                                                (Unaudited)
   Operating activities:
     Net income (loss)                        $ 1,175   $ 1,709   $  (170)  $     6     $  7,508
     Adjustments to reconcile net income
       (loss) to net cash provided by
         operating activities:
           Depreciation and amortization        4,215     4,775       759       798        6,115
           Gain on disposition of property
             and equipment                         --      (322)       --        --          (80)
           Deferred income tax provision
             (benefit)                             89       948        --        (2)         934
           Minority interest in partnerships      136       (59)      (14)      (29)         255
           Extraordinary item-write-off of
             deferred loan fees                    --        --        --        --          546
           Compensation expense related to
             stock issuance                        --        --        --        --          174
           Change in:
             Accounts receivable                 (356)   (1,086)     (675)       21       (2,642)
             Inventories                          (50)       (2)       15       (51)        (431)
             Prepaid expenses and deposits        (64)     (733)      195        28           (2)
             Accounts payable                  (1,576)      483       (24)      971         (523)
             Accrued payroll and related
               benefits                           189        13      (248)      140          494
             Accrued interest payable              21        30       (27)      (52)         829
             Other accrued expenses             1,421       854       476      (736)       1,001
                                              -------   -------   -------   -------     --------
                 Net cash provided by oper-
                   ating activities             5,200     6,610       287     1,094       14,178
                                              -------   -------   -------   -------     --------
   Investing activities:
     Additions to property and equipment      (13,457)   (6,192)   (1,589)   (2,400)      (7,772)
     Proceeds from disposition of property
       and equipment                              185     1,159        --        --          172
     Acquisitions of property and equipment        --        --        --        --      (99,356)
     Payment for purchase option agreement         --      (500)       --        --           --
     Issuance of note receivable                   --        --        --        --      (17,112)
     Payment received on note receivable           --        --        --        --       17,112
     Other, net                                    88      (735)       66      (894)      (1,789)
                                              -------   -------   -------   -------     --------
                 Net cash used in investing
                   activities                 (13,184)   (6,268)   (1,523)   (3,294)    (108,745)
                                              -------   -------   -------   -------     --------

   CAVANAUGHS HOSPITALITY CORPORATION
   CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
   (in thousands)


                                                                  Two Months
                                              Years Ended         Ended
                                              October 31,         December 31,        Year Ended
                                              -----------------   -----------------   December 31,
                                              1996      1997      1996      1997      1998
                                              -------   -------   -------   -------   ------------
                                                                (Unaudited)
   Financing activities:
     Distributions to stockholders and
       partners                               $  (122)  $(1,815)  $  (353)  $    --     $     --
     Dividends to stockholders                   (272)     (318)       --        --           --
     Proceeds from note payable to bank            --        --        --     1,075       84,405
     Repayment of note payable to bank             --        --        --        --       (3,135)
     Proceeds from long-term debt              34,735    10,559     7,595     2,982        8,433
     Repayment of long-term debt              (24,844)   (9,539)   (7,435)   (3,029)     (70,655)
     Proceeds from sale of stock, net of
       issuance costs                              --        --        --        --       81,328
     Purchase and retirement of common stock       --      (663)       --        --       (3,770)
     Proceeds from issuance of common stock
       under employee stock purchase plan          --        --        --        --          184
     Principal payments on capital lease
       obligations                               (239)     (659)      (68)     (113)        (537)
     Advances from (payments to) affiliate         --     1,333        --      (200)      (1,133)
     Additions to deferred financing costs         --        --        --        --       (1,241)
                                              -------   -------   -------   -------     --------
                 Net cash provided by (used
                   in) financing activities     9,258    (1,102)     (261)      715       93,879
                                              -------   -------   -------   -------     --------
   Change in cash and cash equivalents:
     Net increase (decrease) in cash and
       cash equivalents                         1,274      (760)   (1,497)   (1,485)        (688)
     Cash and cash equivalents at beginning
       of period                                5,926     7,200     7,200     6,440        4,955
                                              -------   -------   -------   -------     --------
     Cash and cash equivalents at end of
       period                                 $ 7,200   $ 6,440   $ 5,703   $ 4,955     $  4,267
                                              =======   =======   =======   =======     ========

   CAVANAUGHS HOSPITALITY CORPORATION
   CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
   (in thousands)


                                                                  Two Months
                                              Years Ended         Ended
                                              October 31,         December 31,        Year Ended
                                              -----------------   -----------------   December 31,
                                              1996      1997      1996      1997      1998
                                              -------   -------   -------   -------   ------------
                                                                (Unaudited)
   Supplemental disclosure of cash flow
     information:
       Cash paid during period for:
         Interest (net of amount
           capitalized)                       $ 7,298   $ 8,787   $ 1,344   $ 1,474     $  7,297
         Income taxes                             130     1,646        --        --        3,554

       Noncash investing and financing
         activities:
           Assumption of capital leases       $ 1,714   $   641   $   122   $    --     $    278
           Issuance of note payable for
             purchase option                       --       500        --        --           --
           Issuance of operating partnership
             units for property acquisitions       --        --        --        --        3,677
           Acquisitions of property through
             assumption of debt or issuance
             of note payable                       --        --        --        --       10,066
           Stock issued for partial acquisi-
             tion of partnership interest          --        --        --        --          879


   The accompanying notes are an integral part of the consolidated financial statements.

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information for the two months ended December 31, 1996 is unaudited)


      1.  ORGANIZATION:

          At December 31, 1997, the Company controlled and operated (through ownership or lease with purchase option agreements) eight hotel properties. At December 31, 1998, the Company controlled and operated 19 hotel properties in Seattle, Spokane, Yakima, Kennewick and Olympia, Washington; Post Falls, Boise, Twin Falls, Pocatello and Idaho Falls, Idaho; Kalispell and Helena, Montana; Portland, Oregon and Salt Lake City, Utah under its Cavanaughs(R) brand. Additionally, the Company provides computerized ticketing for entertainment events and arranges Broadway and other entertainment event productions. The Company also leases retail and office space in buildings owned by the Company and manages residential and commercial properties in Washington, Idaho and Montana. The Company's operations are segregated into three divisions: (1) hotels and restaurants,
          (2) entertainment, management and services, and (3) rental operations.

          In November 1997, the Company distributed certain of its operations (consisting of subsidiaries, partnership investments or divisions of the Company) to the existing stockholders as they were dissimilar to the predominant business of the Company.
          These operations consisted primarily of real estate development, a wholesale dairy processor and a long-term residence inn operation. These operations have historically been managed and financed autonomously, will be operated autonomously in the future and do not have material financial commitments, guarantees or contingent liabilities associated with the Company. Accordingly, these operations have been excluded from the consolidated financial statements for all periods presented. The effects of excluding the subsidiaries, investments or divisions are recorded as a contribution from or distribution to stockholders and partners.

          In November 1997, the Company contributed all of its assets to Cavanaughs Hospitality Limited Partnership (CHLP) in exchange for the general partnership interest (which holds a 1% interest in CHLP) and limited partnership interests. Operating Units (OP Units) of CHLP were issued as limited partnership interests. OP Units are convertible to common stock of Cavanaughs Hospitality Corporation on a one-for-one basis.

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
     (Information for the two months ended December 31, 1996 is unaudited)


      1.  ORGANIZATION, CONTINUED:

          Prior to January 1, 1998, the combined financial statements included the operations of Cavanaughs Hospitality Corporation (including its merged and predecessor entities which included Barbieri Investment Company (BIC)) and G & B: Lincoln Building Limited Partnership (Lincoln Building) as these entities were under common control through the Barbieri family. On January 1, 1998, the Company issued common stock and OP Units in CHLP to the partners of Lincoln Building in exchange for the assets and liabilities of Lincoln Building.

          The consolidated financial statements as of and for the year ended December 31, 1998 include the accounts of Cavanaughs Hospitality Corporation, its wholly owned subsidiaries, a 50% interest in Cowley Street Limited Partnership and its general and limited partnership interest in CHLP. All of these entities are collectively referred to as "the Company." All significant intercompany transactions and amounts have been eliminated in the consolidated financial statements.

          Effective December 31, 1997, the Company changed its fiscal year end from October 31 to December 31; therefore, the consolidated financial statements presented herein are audited as of and for the two months ended December 31, 1997 with comparative unaudited consolidated financial statements for the two months ended December 31, 1996.


      2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

            CASH AND CASH EQUIVALENTS

            Cash equivalents consist of short-term, highly liquid investments with remaining maturities at time of purchase of three months or less. The Company places its cash with high credit quality institutions. At times, cash balances may be in excess of federal insurance limits.

            The Company maintains several trust accounts for owners of real properties which it manages. These cash accounts are not owned by the Company and therefore, are not included in the consolidated financial statements. At December 31, 1998, these accounts totaled approximately $2,090,000.

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
     (Information for the two months ended December 31, 1996 is unaudited)


      2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

            INVENTORIES

            Inventories consist primarily of food and beverage products held for sale at the restaurants operated by the Company. Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value.

            PROPERTY AND EQUIPMENT

            Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the lesser of the estimated useful lives of the related assets or the lease term as follows:

                Buildings                                 25-40 years
                Equipment                                  5-20 years
                Furniture and fixtures                       15 years
                Landscaping and land improvements            15 years

            Major additions and betterments are capitalized. Costs of maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently. When items are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized in operations. Management of the Company periodically reviews the net carrying value of all properties to determine whether there has been a permanent impairment of value and assesses the need for any write-downs in carrying value.

            INTEREST CAPITALIZATION

            The Company capitalizes interest costs during the construction period for qualifying assets. During the years ended
            October 31, 1996 and 1997, the two months ended December 31, 1996 and 1997 and the year ended December 31, 1998, the Company capitalized approximately $1,412,000, $6,000, $12,000, $17,000 and $363,000 of interest costs, respectively.

            OTHER ASSETS

            Other assets primarily include deferred loan fees, deferred stock offering costs, purchase option payments and prepaid rental income. Deferred loan fees are amortized using the interest method over the term of the related loan agreement.

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
     (Information for the two months ended December 31, 1996 is unaudited)


      2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

            OTHER ASSETS, CONTINUED

            The Company has deferred purchase option payments made pursuant to a purchase agreement for a hotel property which is currently being leased and operated by the Company (see Note 10). If the option is exercised, the option payments will offset a portion of the purchase price. If the option is not exercised, the option payments will be charged to operations. At December 31, 1997, the Company also had deferred stock offering costs related to its initial public offering. When the offering was completed in April 1998, the deferred offering costs were offset against the proceeds of the offering.

            INCOME TAXES

            Prior to their merger, Cavanaughs Hospitality Corporation and BIC filed separate federal and state income tax returns. CHLP, the Lincoln Building and the other partnerships which are partially or wholly owned by Cavanaughs Hospitality Corporation are not tax paying entities. However, the income tax attributes of these partnerships flow through to the respective partners of the partnerships.

            LEASE INCOME

            The Company records rental income from operating leases which contain fixed escalation clauses on the straight-line method. The difference between income earned and lease payments received from the tenants is included in other assets on the consolidated balance sheets. Rental income from retail lessees which is contingent upon the lessees' revenues is recorded as income in the period earned.

            EARNINGS PER SHARE

            Due to the combination of the companies and partnerships, historical earnings per share information prior to the combination is not relevant or meaningful. Therefore, only pro forma earnings per share for the year ended October 31, 1997 has been presented based upon the number of common shares of Cavanaughs Hospitality Corporation which were outstanding after the merger of the companies and partnerships.

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
     (Information for the two months ended December 31, 1996 is unaudited)


      2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

            EARNINGS PER SHARE, CONTINUED

            Net income per share - basic is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Net income per share - diluted is computed by adjusting net income by the effect of the minority interest related to OP units and increasing the weighted-average number of common shares outstanding by the effect of the OP units and the additional common shares that would have been outstanding if the dilutive potential common shares (stock options) had been issued. There is no difference between basic and diluted earnings per share because the stock options are antidilutive.

            ACCOUNTING FOR STOCK OPTIONS

            As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", the Company has chosen to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and to provide the disclosure only requirements of SFAS 123.

            NEW ACCOUNTING PRONOUNCEMENTS

            In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. This Statement requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise arising from non-owner sources. The classifications of comprehensive income under current accounting standards include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company adopted the provisions of SFAS No. 130 on January 1, 1998. However, since the Company does not have any comprehensive income items, there was no impact on the presentation of its consolidated financial statements.

            In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments for an Enterprise and Related Information". This Statement changes the way public companies report information about segments of their business

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
     (Information for the two months ended December 31, 1996 is unaudited)


      2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

            NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED

            in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, and its major customers. The Company adopted the provisions of SFAS No. 131 on January 1, 1998. Accordingly, prior periods presented include disclosures required by this new standard.

            In April 1998, Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities" was issued. The SOP requires that all costs of start-up activities and organization costs be expensed as incurred. The Company is required to implement the SOP on January 1, 1999 and report the change as a cumulative effect of an accounting change in the statement of income. Management estimates that the effect of adopting this new standard will be a charge to operations for the year ending December 31, 1999 of approximately $128,000, which is net of related income taxes.

            RECLASSIFICATIONS

            Certain prior year amounts have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on net income (loss) or retained earnings as previously reported.

            ESTIMATES

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
     (Information for the two months ended December 31, 1996 is unaudited)


      3.  PROPERTY AND EQUIPMENT:

          Property and equipment at December 31, 1997 and 1998 is summarized as follows (in thousands):

                                                        1997      1998
                                                        --------  --------
            Buildings and equipment                     $110,812  $191,680
            Furniture and fixture                         14,258    14,926
            Equipment acquired under capital leases        4,543     4,633
            Landscaping and land improvements                863     1,260
                                                        --------  --------
                                                         130,476   212,499
            Less accumulated depreciation and
              amortization                               (34,445)  (40,302)
                                                        --------  --------
                                                          96,031   172,197
            Land                                          16,203    54,056
            Construction in progress                                 1,170
                                                        --------  --------
                                                        $112,234  $227,423
                                                        ========  ========

      4.  LONG-TERM DEBT:

          Long-term debt consists of mortgage notes payable and notes and contracts payable, collateralized by real property, equipment and the assignment of certain rental income. Long-term debt as of December 31, 1997 and 1998 is as follows (amounts outstanding in thousands):
                                                        1997      1998
                                                        --------  --------
            Note payable in monthly installments of
              $79,828 including interest at 7.25%,
              through June 2006, collateralized by
              real property                             $  9,744  $ 10,855
            Note payable in monthly installments of
              $64,637 including interest at a
              variable rate (7.88% at December 31,
              1997 and 7.36% at December 31, 1998),
              through September 2007, collateralized
              by assignment of certain rental income       7,746     7,602
            Industrial revenue bonds payable in
              monthly installments of $73,668
              including interest at a variable rate
              (7.65% at December 31, 1997 and 1998),
              through May 2009, collateralized by real
              property                                     7,504     7,182

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
     (Information for the two months ended December 31, 1996 is unaudited)


      4.  LONG-TERM DEBT, CONTINUED:
                                                        1997      1998
                                                        --------  --------
            Note payable in monthly installments of
              $65,393, including interest at a
              variable rate (9.5% at December 31,
              1997 and 7.79% at December 31, 1998),
              through June 2018, collateralized by
              real property                             $  7,110  $  6,985
            Note payable in monthly installments of
              $56,875 including interest at a
              variable rate (9.0% at December 31,
              1997 and 1998), through April 2004,
              collateralized by real property              4,775     4,654
            Note payable in monthly installments of
              $23,006 including interest at a
              variable rate (8.25% at December 31,
              1998), through January 2008, collater-
              alized by real property                         --     2,649
            Industrial revenue bonds payable in
              monthly installments of $19,167
              including interest at a variable rate
              (4.2% at December 31, 1998), through
              January 2007, collateralized by real
              property                                        --     2,271
            Note payable in monthly installments of
              $18,845 including interest at an index
              rate plus 1.5%, subject to a minimum of
              9.5% and a maximum of 12.0% (10.0% at
              December 31, 1997 and 1998), through
              December 2011, collateralized by real
              property                                     1,687     1,630
            Note payable in monthly installments of
              $9,076, including interest at a
              variable rate (9.5% at December 31,
              1997 and 7.7% at December 31, 1998),
              through November 2009, collateralized
              by certain equipment and furniture
              and fixtures                                   754       711
            Note payable in monthly installments of
              $7,024 including interest at a variable
              rate (9.25% at December 31, 1998), through
              March 2008, collateralized by real
              property                                        --       523
            Note payable of interest only at 8.0% until
              maturity in October 2002, collateralized
              by letter of credit                            500       500

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
     (Information for the two months ended December 31, 1996 is unaudited)


      4.  LONG-TERM DEBT, CONTINUED:

                                                        1997      1998
                                                        --------  --------
            Notes payable which were substantially
              collateralized by real property and
              were paid in full during the year
              ended December 31, 1998                   $ 58,166  $     --
            Other                                             23       126
                                                        --------  --------
                                                          98,009    45,688
            Less current portion                          (3,590)   (1,538)
                                                        --------  --------
            Total long-term debt                        $ 94,419  $ 44,150
                                                        ========  ========

          The Company used the net proceeds of the initial public offering to repay approximately $68.6 million of debt during the year ended December 31, 1998. In connection with the debt repayment, approximately $546,000 of deferred loan fees and prepayment penalties, net of $282,000 income taxes, were charged to operations during the year ended December 31, 1998 and are presented as an extraordinary item.

          Contractual maturities for long-term debt outstanding at December 31, 1998, are summarized by year as follows (in thousands):

              Years Ending
              December 31,
              ------------
              1999                                      $  1,538
              2000                                         1,712
              2001                                         1,828
              2002                                         2,459
              2003                                         2,107
              Thereafter                                  36,044
                                                        --------
                                                        $ 45,688
                                                        ========

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
     (Information for the two months ended December 31, 1996 is unaudited)


      5.  CAPITAL LEASE OBLIGATIONS:

          The Company leases certain equipment under capital leases. The imputed interest rates on the leases range from 8.0% to 8.6%. Cost and accumulated amortization of the equipment as of December 31, 1997 are approximately $4,543,000 and $2,065,000, respectively. Cost and accumulated amortization of this equipment as of December 31, 1998 are approximately $4,633,000 and $1,799,000, respectively.

          Future minimum lease payments due under capital leases at December 31, 1998 are as follows (in thousands):

            Years Ending
            December 31,
            ------------
            1999                                        $    779
            2000                                             733
            2001                                             561
            2002                                             396
            2003                                             269
                                                        --------
            Total minimum lease payments                   2,738
            Less amount representing interest               (356)
                                                        --------
            Total obligations under capital lease          2,382
            Less current maturities                         (634)
                                                        --------
                                                        $  1,748
                                                        ========

      6.  NOTES PAYABLE TO BANK:

          In May 1998, the Company obtained an $80 million revolving secured credit facility with a consortium of banks. The credit facility is collateralized by certain property and requires that the Company maintain certain financial ratios, minimum levels of cash flows and restricts the payment of dividends. Any outstanding borrowings bear interest based on the prime rate or LIBOR. At December 31, 1998, the interest rate on outstanding borrowings ranged from 7.225% to 8.25%. The weighted-average interest rate on outstanding borrowings was 7.27%. Interest only payments are due monthly. The credit facility matures in 2003. The credit facility requires the initial payment of a 1% fee plus an annual standby fee of 0.25%. At December 31, 1998, $76,300,000 is outstanding under the credit facility. The

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
     (Information for the two months ended December 31, 1996 is unaudited)


      6.  NOTES PAYABLE TO BANK, CONTINUED:

          Company was in compliance with all required covenants at December 31, 1998. The debt agreement allows the Company to pay dividends as long as certain minimum financial ratios are maintained. At December 31, 1998, the Company was restricted from paying any dividends. In December 1998, the Company received a commitment to amend the credit facility to increase the total amount available under the facility to $100 million.

          At December 31, 1998, the Company also had a $6,180,000 note payable to the lead bank under the credit facility. Interest only at a variable rate (7.79% at December 31, 1998) was payable monthly. This note will be paid in full upon the closing of the amended credit facility.

          At December 31, 1997, the Company had $1,075,000 outstanding under a $3.0 million line-of-credit agreement with U.S. Bank of Washington. The outstanding balance on the unsecured credit line bore interest at the bank's prime rate plus 0.25% (8.75% at December 31, 1997).


      7.  STOCKHOLDERS' EQUITY AND INITIAL PUBLIC OFFERING:

          After the mergers described in Note 1 were completed, the Articles of Incorporation of the Company were amended to authorize 50.0 million common shares and 5.0 million preferred shares. The preferred stock rights, preferences and privileges will be determined by the Board of Directors. The stockholders of the former companies which were merged received a total of 7,072,025 newly issued shares in exchange for all of their outstanding shares.

          In April 1998, the Company completed an initial public offering of 5,951,250 shares of common stock at $15 per share. The net proceeds, after deducting the underwriting discount and offering expenses, of approximately $81,328,000 were primarily used to repay certain debt and acquire hotel properties.

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
     (Information for the two months ended December 31, 1996 is unaudited)


      8.  INCOME TAXES:

          Major components of the Company's income tax provision (benefit) for the years ended October 31, 1996 and 1997, the two months ended December 31, 1996 and 1997 and the year ended December 31, 1998 are as follows (in thousands):

                                                           Two Months
                                         Years Ended       Ended
                                         October 31,       December 31,      Year Ended
                                         ---------------   ---------------   December 31,
                                         1996     1997     1996     1997     1998
                                         ------   ------   ------   ------   ------------
              Current:
                 Federal                 $  641   $  (16)  $ (104)  $   (4)     $3,249
                 State                       --       --       --       --         127
              Deferred                       89      948       --       (2)        934
                                         ------   ------   ------   ------      ------
                                         $  730   $  932   $ (104)  $   (6)     $4,310
                                         ======   ======   ======   ======      ======

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
     (Information for the two months ended December 31, 1996 is unaudited)


      8.  INCOME TAXES:

          The income tax provisions (benefits) shown in the statements of operations differ from the amounts calculated using the federal statutory rate applied to income (loss) before income taxes as follows (in thousands):

                                                                               Two Months Ended
                                             Years Ended October 31,           December 31,                      Year Ended
                                             -------------------------------   -------------------------------   December 31,
                                             1996             1997             1996             1997             1998
                                             --------------   --------------   --------------   --------------   --------------
                                             Amount   %       Amount   %       Amount   %       Amount   %       Amount   %
                                             ------   -----   ------   -----   ------   -----   ------   -----   ------   -----
              Provision (benefit) at
                 federal statutory rate      $  648   34.0%   $  898   34.0%   $  (93) (34.0)%  $   --     --%   $4,204   34.0%
              Effect of tax credits              --     --       (20)  (0.7)       --     --        --     --       (59)  (0.4)
              State taxes, net of
                 federal benefit                 --     --        --     --        --     --        --     --        84    0.7
              Other                              82    4.3        54    2.0       (11)   4.0        (6)    --        81    0.6
                                             ------   ----    ------   ----    ------   ----    ------   ----    ------   ----
                                             $  730   38.3%   $  932   35.3%   $ (104) (38.0)%  $   (6)    --%   $4,310   34.9%
                                             ======   ====    ======   ====    ======  =====    ======   ====    ======   ====

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
     (Information for the two months ended December 31, 1996 is unaudited)


      8.  INCOME TAXES, CONTINUED:

          Components of the net deferred tax assets and liabilities as of December 31, 1997 and 1998 are as follows (in thousands):

                                              1997                   1998
                                              --------------------   --------------------
                                              Assets   Liabilities   Assets   Liabilities
                                              ------   -----------   ------   -----------
              Depreciation on property and
                 equipment                    $   --     $5,612      $   --     $6,222
              Rental income                       --        285          --        437
              Tax credits                        367         --         266         --
              Other                              115         --          44         --
                                              ------     ------      ------     ------
                                              $  482     $5,897      $  310     $6,659
                                              ======     ======      ======     ======


          At December 31, 1998, the Company has approximately $177,000 of alternative minimum tax credits available to offset future regular taxes payable to the extent they exceed alternative minimum taxes. The Company also has approximately $89,000 of investment tax credits available to offset future Idaho state taxes payable.


      9.  OPERATING LEASE INCOME:

          The Company leases shopping mall space to various tenants over terms ranging from one to ten years. The leases generally provide for fixed minimum monthly rent as well as tenants' payments for their pro rata share of taxes and insurance, common area maintenance and expenses associated with the shopping mall. In addition, the Company leases commercial office space over terms ranging from one to eighteen years. The cost and accumulated depreciation of these properties at December 31, 1997 was approximately $32,924,000 and $8,323,000, respectively. The cost and accumulated depreciation of these properties at December 31, 1998 was approximately $34,106,000 and $9,421,000, respectively.

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
     (Information for the two months ended December 31, 1996 is unaudited)


      9.  OPERATING LEASE INCOME, CONTINUED:

          Future minimum lease income under existing noncancellable leases at December 31, 1998 is as follows (in thousands):

            Years Ending
            December 31,
            ------------
            1999                                     $ 7,252
            2000                                       7,085
            2001                                       6,339
            2002                                       5,354
            2003                                       5,126
            Thereafter                                19,355
                                                     -------
                                                     $50,511
                                                     =======

          Rental income for the years ended October 31, 1996 and 1997, the two months ended December 31, 1996 and 1997 and the year ended December 31, 1998 was approximately $6,790,000, $6,539,000,
          $1,191,000, $1,169,000 and $7,155,000, respectively, which included contingent rents of approximately $342,000, $217,000, $58,000, $93,000 and $147,000, respectively.


     10.  OPERATING LEASE COMMITMENTS:

          The Company leases building space under an operating lease agreement which requires monthly payments of $4,500 through March 2009. Commencing in 1999, the monthly payments can be increased for inflation.

          In 1998, the Company began leasing land at one of its hotel properties which requires monthly payments based on either gross receipts from the hotel or a monthly minimum, whichever is greater, through July 2014, with two 10-year renewal options. At December 31, 1998, monthly minimum lease payments were $4,896. The monthly minimum payments can be adjusted every three years based on the average monthly payments.

          In 1998, the Company began leasing land at one of its hotel properties, which requires monthly payments of $5,454 through May 2062. The monthly payments are subject to adjustment annually.

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
     (Information for the two months ended December 31, 1996 is unaudited)


     10.  OPERATING LEASE COMMITMENTS, CONTINUED:

          In October 1997, the Company began operating a hotel in Yakima, Washington under an operating lease and purchase option agreement. The lease agreement is for a period of 15 years with two five-year renewal options. The Company pays all operating costs of the hotel plus monthly lease payments of $35,000 through September 2003. Commencing October 2003, the monthly lease requirement will be $52,083 and monthly payments shall increase by $5,208 each year thereafter. The Company agreed to a $1.0 million option payment which allows the purchase of this hotel at a fixed price. One-half of this option payment was paid in cash and the remaining $500,000 is payable in October 2002. The option is exercisable by the Company between March and September 2003 for a total purchase price of $6,250,000. If the Company exercises its purchase option, the option payments made by the Company will be applied against the total purchase price.

          Assuming the Company exercises its purchase option for the hotel in March 2003, total payments due under these leases at December 31, 1998 are as follows (in thousands):

            Years Ending
            December 31,
            ------------
              1999                                   $   598
              2000                                       598
              2001                                       598
              2002                                       598
              2003                                       283
            Thereafter                                 4,681
                                                     -------
                                                     $ 7,356
                                                     =======

          Total rent expense under these leases for the years ended
          October 31, 1996 and 1997, the two months ended December 31, 1996 and 1997 and the year ended December 31, 1998 was $54,000, $54,000, $9,000, $79,000 and $573,000, respectively.

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
     (Information for the two months ended December 31, 1996 is unaudited)


     11.  RELATED-PARTY TRANSACTIONS:

          The Company had the following transactions with related parties:

          -- Interest expense of approximately $66,000, $67,000, $11,000, $11,000 and $0 was incurred related to a $600,000 payable to an affiliated entity due to common control for the years ended October 31, 1996 and 1997, the two months ended December 31, 1996 and 1997 and the year ended December 31, 1998, respectively. The principal balance was paid in full during 1998.

          -- The Company recorded management fee and other income of approximately $31,000, $35,000, $8,000, $17,000 and $177,000 during the years ended October 31, 1996 and 1997, the two months ended December 31, 1996 and 1997 and the year ended December 31, 1998, respectively, for performing management and administrative functions for entities which are owned by key stockholders and management of the Company, but are excluded from the consolidated financial statements.

          -- The Company received commissions for real estate sales from entities which are owned by key stockholders and management of the Company, but are excluded from the consolidated financial statements of $7,000, $87,000, $3,000, $1,000 and
              $42,000 for the years ended October 31, 1996 and 1997, the two months ended December 31, 1996 and 1997 and the year ended December 31, 1998, respectively.

          -- At December 31, 1997, the Company had a $1,133,000 payable to an affiliated entity due to common control. The payable bore interest at the prime rate (8.5% at December 31, 1997). The note was paid in full during 1998. During the two months ended December 31, 1997 and the year ended December 31, 1998, the Company incurred $16,000 and $26,000 of interest expense associated with this note.

          -- During 1998, the Company held certain cash and investment accounts in a bank and had notes payable to the same bank. The bank's chairman, chief executive officer and president became a director of the Company in April 1998. At December 31, 1998, total cash and investments of approximately $1,306,000 and a note payable totaling approximately $1,436,000 were outstanding with this bank. Total interest income and interest expense of $74,000 and $128,000, respectively, was incurred related to this bank during the year ended December 31, 1998.

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
     (Information for the two months ended December 31, 1996 is unaudited)


     12.  EMPLOYEE BENEFIT AND STOCK PLANS:

            1998 STOCK INCENTIVE PLAN

            The 1998 Stock Incentive Plan (the Plan) was adopted by the Board of Directors in 1998. The Plan authorizes the grant or issuance of various option or other awards. The maximum number of shares which may be awarded under the Plan is 1,200,000 shares, subject to adjustment for stock splits, stock dividends and similar events. The Compensation Committee of the Board of Directors administers the Plan and establishes to whom, the type and the terms and conditions, including the exercise period, the awards are granted.

            Nonqualified stock options may be granted for any term specified by the Compensation Committee and may be granted at less than fair market value, but not less than par value on the date of grant. Incentive stock options may be granted only to employees and must be granted at an exercise price at least equal to fair market value on the date of grant and have a ten year exercise period. The maximum fair market value of shares which may be issued pursuant to incentive stock options granted under the Plan to any individual in any calendar year may not exceed $100,000. Stock Appreciation Rights (SARs) may also be granted in connection with stock options or other awards. SARs typically will provide for payments to the holder based upon increases in the price of the common stock over the exercise price of the related option or award, but alternatively may be based upon other criteria such as book value. Other awards such as restricted stock awards, dividend equivalent awards, performance awards or deferred stock awards may also be granted under the Plan by the Compensation Committee.

            During 1998, the Compensation Committee granted 889,919 options. All options were designated as nonqualified options, with an exercise price equal to or in excess of fair market value on the date of grant and for a term of ten years. Fifty percent of each recipients' options will vest on the fourth anniversary of the date of grant and the remaining 50% will vest on the fifth anniversary of the date of grant. The vesting schedule will change if, beginning one year after the option grant date, the stock price of the common stock reaches the following target levels (measured as a percentage increase over the exercise price) for 60 consecutive trading days:

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
     (Information for the two months ended December 31, 1996 is unaudited)


     12.  EMPLOYEE BENEFIT AND STOCK PLANS, CONTINUED:

            1998 STOCK INCENTIVE PLAN, CONTINUED

                Stock Price                Percent of Option
                 Increase                    Shares Vested
                -----------                -----------------
                    25%                            25%
                    50%                            50%
                    75%                            75%
                   100%                           100%

            Stock option transactions are summarized as follows:

                                                                             Exercise
                                                Number     Weighted-Average  Price      Expiration
                                                of Shares  Exercise Price    Per Share  Date
                                                ---------  ----------------  ---------  ----------
                 Balance, December 31, 1997           --        $   --        $   --         --
                   Options granted               889,919         15.00         15.00       2008
                   Options forfeited             (54,050)        15.00         15.00       2008
                                                 -------        ------        ------
                 Balance, December 31, 1998      835,869        $15.00        $15.00       2008
                                                 =======        ======        ======

            Remaining options available for grant at December 31, 1998 were 364,131. None of the options outstanding at December 31, 1998 are exercisable.

            The Company uses the intrinsic value method versus the fair value method of recording compensation expense associated with its stock options. Accordingly, since all options granted in 1998 were granted at exercise prices equal to or greater than the fair market value of the common stock on the grant date, no compensation expense has been recognized in the statement of operations. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and income per share for the year ended December 31, 1998 would have been decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
     (Information for the two months ended December 31, 1996 is unaudited)


     12.  EMPLOYEE BENEFIT AND STOCK PLANS, CONTINUED:

            1998 STOCK INCENTIVE PLAN, CONTINUED

                                                   As Reported   Pro Forma
                                                   -----------   ---------
              Income before extraordinary item       $8,054       $7,392
              Extraordinary item                       (546)        (546)
                                                     ------       ------
              Net income                             $7,508       $6,846
                                                     ======       ======

              Income per share before extra-
                ordinary item                        $ 0.71       $ 0.65
              Extraordinary item                      (0.05)       (0.05)
                                                     ------       ------
              Net income per share - basic and
                diluted                              $ 0.66       $ 0.60
                                                     ======       ======

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998:

              Dividend yield                             0%
              Expected volatility                       58%
              Risk free interest rates                5.55%
              Expected option lives                 4 years

            The weighted-average fair value of options granted during 1998 was $7.25 per share.

            In connection with the Company's initial public offering in 1998, the Company also granted 55,000 restricted shares of common stock to certain members of senior management. Twenty percent of these shares were issued in 1998 and twenty percent will be issued in each subsequent year provided such employee is an employee of the Company at that time. The Company recorded compensation expense of approximately $165,000 during the year ended December 31, 1998 associated with these grants.

            EMPLOYEE STOCK PURCHASE PLAN

            In 1998, the Company adopted the Employee Stock Purchase Plan to assist employees of the Company in acquiring a stock ownership interest in the Company. A maximum of 300,000 shares of common stock is reserved for issuance under this plan.

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
     (Information for the two months ended December 31, 1996 is unaudited)


     12.  EMPLOYEE BENEFIT AND STOCK PLANS, CONTINUED:

            EMPLOYEE STOCK PURCHASE PLAN, CONTINUED

            The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions. No employee may purchase more than $25,000 worth of common stock under this plan in any calendar year. During the year ended December 31, 1998, 18,752 shares were purchased under this plan for approximately $184,000.

            DEFINED CONTRIBUTION PLAN

            The Company and employees contribute to the Cavanaughs Hospitality Corporation Amended and Restated Retirement and Savings Plan. The defined contribution plan was created for the benefit of substantially all employees of the Company. The Company makes contributions of up to 3% of an employee's compensation based on a vesting schedule and eligibility requirements set forth in the plan document. Company contributions to the plan for the years ended October 31, 1996 and 1997, the two months ended December 31, 1996 and 1997 and the year ended December 31, 1998 were approximately $93,000, $97,000, $18,000, $20,000 and $161,000, respectively.


     13.  ACQUISITIONS:

          During 1998, the Company acquired certain property and equipment of hotels in the following locations:


              Month                                           Number of     Purchase
              Acquired    Location                            Hotels        Price
              --------    -------------------------------     ---------     --------------
              January     Spokane, WA                             1         $ 11.5 million
              February    Idaho Falls, ID                         1            3.8 million
              March       Post Falls, ID                          1            9.5 million
              April       Hillsboro, OR                           1            5.5 million
              June        Kalispell, MT                           1            9.6 million
              June        Salt Lake City, UT                      1           31.6 million
              July        Boise, ID, Twin Falls, ID,
                            Pocatello, ID, and Helena, MT         4           30.3 million
              December    Olympia, WA                             1           11.7 million
                                                                            --------------
                                                                            $113.5 million
                                                                            ==============

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
     (Information for the two months ended December 31, 1996 is unaudited)


     13.  ACQUISITIONS, CONTINUED:

          The Spokane, Washington acquisition was a lease with purchase option. The purchase option was exercised in April 1998. The purchase prices for the hotels were satisfied through a combination of the payment of cash, the assumption of debt and the issuance of OP Units. As part of the total purchase price above, CHLP issued 245,148 OP Units which were valued at approximately $3.7 million.

          All of these acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of operations of these hotels have been included in the consolidated statement of operations since their respective dates of acquisition. Total property and equipment acquired was approximately $78.0 million, and debt of approximately $8.7 million was assumed in these acquisitions. The excess purchase price of the assets over their historical cost bases has been allocated to property and equipment and is being depreciated over the estimated remaining useful life of the related assets (approximately 15-40 years).

          The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisitions had occurred at the beginning of the fiscal year ended October 31, 1997:

                                                       1997       1998
                                                       --------   --------
            Revenue                                    $105,424   $105,006
                                                       ========   ========
            Net income                                 $  3,255   $  7,720
                                                       ========   ========
            Net income per share - basic and diluted   $   0.46   $   0.68
                                                       ========   ========

     14.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

          The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data and to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
     (Information for the two months ended December 31, 1996 is unaudited)


     14.  FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED:

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Potential income tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

          The carrying amounts for cash and cash equivalents, accounts receivable and current liabilities are a reasonable estimate of their fair values. The fair values of long-term debt and capital lease obligations are based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for debt or capital lease obligations with similar remaining maturities.

          The estimated fair values of financial instruments at December 31, 1997 and 1998 are as follows (in thousands):

                                                  1997                 1998
                                                  ------------------   ------------------
                                                  Carrying   Fair      Carrying   Fair
                                                  Amount     Value     Amount     Value
                                                  --------   -------   --------   -------
              Financial assets:
                 Cash and cash equivalents        $ 4,955    $ 4,955   $ 4,267    $ 4,267
                 Accounts receivable                2,785      2,785     5,427      5,427

              Financial liabilities:
                 Current liabilities, excluding
                   debt                             8,921      8,921     9,709      9,709
                 Notes payable to bank              1,075      1,075    82,480     82,480
                 Long-term debt                    98,009     99,776    45,688     47,462
                 Capital lease obligations          2,641      2,641     2,382      2,382


     15.  BUSINESS SEGMENTS:

          As described in Note 1, the Company operates in three segments:
          (1) hotels and restaurants; (2) entertainment, management and services; and (3) rental operations. Revenues and identifiable assets of each segment are those that are directly identified with those operations. Capital expenditures and identifiable assets for the entertainment, management and services segment are not separated from corporate. General corporate assets consist primarily of cash and cash equivalents, receivables and certain

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
     (Information for the two months ended December 31, 1996 is unaudited)


     15.  BUSINESS SEGMENTS, CONTINUED:

          property and equipment. Operating income for each segment represents revenues less direct operating expenses of each segment. Undistributed operating expenses are not identified by segment. Interest expense related to debt which is specifically associated with a segment is presented as an expense of the segment. Interest expense not allocated to a segment is presented as general corporate interest expense. Selected information with respect to the segments is as follows (in thousands):

                                              Years Ended         Two Months Ended    Year Ended
                                              October 31,         December 31,        December 31,
                                              ------------------  ------------------  ------------
                                              1996      1997      1996      1997      1998
                                              --------  --------  --------  --------  ------------
              Revenues:
                 Hotels and restaurants       $ 35,205  $ 41,662  $  5,683  $  6,829    $ 75,172
                 Entertainment, management
                   and services                  3,168     3,842       483       840       4,006
                 Rental operations               6,790     6,539     1,191     1,169       7,155
                                              --------  --------  --------  --------    --------
                                              $ 45,163  $ 52,043  $  7,357  $  8,838    $ 86,333
                                              ========  ========  ========  ========    ========
              Operating income:
                 Hotels and restaurants       $ 18,297  $ 22,293  $  2,754  $  3,284    $ 41,220
                 Entertainment, management
                   and services                    964     1,790        86       238       1,321
                 Rental operations               5,326     5,033       948       866       5,585
                 Undistributed operating
                   expenses                    (15,673)  (18,481)   (2,864)   (3,045)    (27,816)
                                              --------  --------  --------  --------    --------
                                              $  8,914  $ 10,635  $    924  $  1,343    $ 20,310
                                              ========  ========  ========  ========    ========
              Capital expenditures:
                 Hotels and restaurants       $ 11,705  $  4,960  $  1,407  $  1,322    $118,899
                 Rental operations               1,631       980       150     1,060       1,056
                 General corporate, including
                   entertainment, management
                   and services                    121       252        32        18       1,194
                                              --------  --------  --------  --------    --------
                                              $ 13,457  $  6,192  $  1,589  $  2,400    $121,149
                                              ========  ========  ========  ========    ========

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
     (Information for the two months ended December 31, 1996 is unaudited)


     15.  BUSINESS SEGMENTS, CONTINUED:

                                              Years Ended         Two Months Ended    Year Ended
                                              October 31,         December 31,        December 31,
                                              ------------------  ------------------  ------------
                                              1996      1997      1996      1997      1998
                                              --------  --------  --------  --------  ------------
              Depreciation and amortization:
                 Hotels and restaurants       $  2,840  $  3,457  $    573  $    581    $  4,789
                 Rental operations               1,210     1,179       172       188       1,005
                 General corporate, including
                   entertainment, management
                   and services                    165       139        14        29         321
                                              --------  --------  --------  --------    --------
                                              $  4,215  $  4,775  $    759  $    798    $  6,115
                                              ========  ========  ========  ========    ========
              Interest expense:
                 Hotels and restaurants       $  4,812  $  6,343  $    890  $  1,040    $  3,395
                 Rental operations               2,243     2,235       368       356       1,990
                 General corporate, including
                   entertainment, management
                   and services                    264       239        59        26       2,742
                                              --------  --------  --------  --------    --------
                                              $  7,319  $  8,817  $  1,317  $  1,422    $  8,127
                                              ========  ========  ========  ========    ========
              Identifiable assets:
                 Hotels and restaurants       $ 90,345  $ 91,431  $ 89,591  $ 92,415    $209,539
                 Rental operations              24,049    24,035    24,645    25,965      26,327
                 General corporate, including
                   entertainment, management
                   and services                  5,693     8,638     5,705     6,737       9,037
                                              --------  --------  --------  --------    --------
                                              $120,087  $124,104  $119,941  $125,117    $244,903
                                              ========  ========  ========  ========    ========

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
     (Information for the two months ended December 31, 1996 is unaudited)


     16.  EARNINGS PER SHARE:

          The following table presents a reconciliation of the numerators and denominators used in the basic and diluted EPS computations (in thousands, except per share amounts). Also shown is the number of dilutive securities (stock options) that would have been included in the diluted EPS computation if they were not anti-dilutive.

                                          Year Ended
                                          October 31, 1997   Two Months Ended    Year Ended
                                          (Pro Forma)        December 31, 1997   December 31, 1998
                                          ----------------   -----------------   -----------------
              Numerator:
                 Income before extra-
                   ordinary item               $ 1,709            $     6             $ 8,054
                 Extraordinary item                 --                 --                (546)
                                               -------            -------             -------
                 Net income after extra-
                   ordinary item - basic         1,709                  6               7,508
                 Income effect of
                   dilutive OP Units                --                 --                 223
                                               -------            -------             -------
                 Net income after extra-
                   ordinary item - diluted     $ 1,709            $     6             $ 7,731
                                               =======            =======             =======
              Denominator:
                 Weighted-average shares
                   outstanding - basic           7,072              7,072              11,347
                 Effect of dilutive OP Units        --                 --                 319
                 Effect of dilutive common
                   stock options                    --                 --                  (A)
                                               -------            -------             -------
                 Weighted-average shares
                   outstanding - diluted         7,072              7,072              11,666
                                               =======            =======             =======
                 Earnings Per Share - basic
                   and diluted:
                     Income per share before
                       extraordinary item      $  0.24            $    --             $  0.71
                     Extraordinary item             --                 --               (0.05)
                                               -------            -------             -------
                     Net income per share -
                       basic and diluted       $  0.24            $    --             $  0.66
                                               =======            =======             =======

          (A) At December 31, 1998, 835,869 stock options are outstanding. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share for the year ended December 31, 1998 because they are anti-dilutive.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     -------------------------------------------------------------------
     None


     PART III

     ITEM 10. Directors and Executive Officers of the Registrant
     -----------------------------------------------------------
     DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 1999 Annual Meeting of Shareholders under the caption "Directors and Officers of the Registrant."

     COMPENSATION OF DIRECTORS

     The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 1999 Annual Meeting of Shareholders under the caption "Compensation of Directors."

     ITEM 11. Executive Compensation
     -------------------------------
     The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 1999 Annual Meeting of Shareholders under the caption "Executive Compensation."

     ITEM 12. Security Ownership of Certain Beneficial Owners and
              Management
     ------------------------------------------------------------
     The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 1999 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management."

     ITEM 13. Certain Relationships and Related Transactions
     -------------------------------------------------------
     The information required by this item is contained, and incorporated by reference from, the Proxy Statement for the Company's 1999 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions."

     ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K.
     ----------------------------------------------------------------
     A.  List of documents filed as part of this report.

         1.  Index to financial statements:
             a.  Cavanaughs Hospitality Corporation - Consolidated Balance
                 Sheets
             b. Cavanaughs Hospitality Corporation - Consolidated Statements of Operations
             c. Cavanaughs Hospitality Corporation - Consolidated Statements of Changes in Stockholders' and Partners' Equity
             d. Cavanaughs Hospitality Corporation - Consolidated Statements of Cash Flows
             e. Cavanaughs Hospitality Corporation - Notes to Consolidated Financial Statements

         2.  Index to financial statement schedules:

             All schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or the information is contained in the Financial Statements and therefore have been omitted.

         3.  Index to exhibits:

     EXHIBIT NO.    DESCRIPTION
     ---------------------------------------------------------------------
     3.1*           Amended and Restated Articles of Incorporation of the
                    Company
     3.2*           Amended and Restated By-Laws of the Company
     4.1*           Specimen Common Stock Certificate
     10.1*          Form of Revolving Credit Facility Agreement
     10.2           Amendment to Revolving Credit Facility Agreement
     10.3*          Amended and Restated Agreement of Limited Partnership
                    of Cavanaughs Hospitality Limited Partnership
     10.4*          Employee Stock Purchase Plan of Cavanaughs Hospitality
                    Corporation
     10.5*          1998 Stock Incentive Plan of Cavanaughs Hospitality
                    Corporation
     10.6*          Form of Stock Option Award Agreement
     10.7*          Form of Restricted Stock Award Agreement
     10.8*          Gateway Property Lease Agreement
     10.9*          Gateway Property Option Agreement
     10.10*         Ridpath Property Lease Agreement
     10.11*         Form of Indemnification Agreement
     21*            List of Subsidiaries of the Company
     23.1           Consent of PricewaterhouseCoopers LLP
     24.1*          Power of Attorney (see signature pages)
     27.1           Financial Data Schedule

     *Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form S-1 or the Company's periodic reports required pursuant to the Securities Exchange Act of 1934, as amended.


     B.  Reports on Form 8-K:

         During the fourth quarter 1998, the Company filed with the Securities and Exchange Commission a Form 8-K, dated December 1, 1998, with respect to an acquisition of a hotel by the Company.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        Cavanaughs Hospitality Corporation
                        --------------------------------------------------
                        Registrant


                        By:  /s/  Donald K. Barbieri
                             ---------------------------------------------
                             Donald K. Barbieri
                             Chairman, President and Chief Executive
                               Officer

                        March 10, 1999
                        --------------------------------------------------
                        Date


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                        By:  /s/ Arthur M. Coffey
                             ---------------------------------------------
                             Arthur M. Coffey
                             Executive Vice President, Chief Financial
                               Officer and Director

                        March 10, 1999
                        --------------------------------------------------
                        Date

                        By:  /s/ Thomas M. Barbieri
                             ---------------------------------------------
                             Thomas M. Barbieri
                             Executive Vice President Operations and
                               Director

                        March 10, 1999
                        --------------------------------------------------
                        Date


                        By:  /s/ Richard L. Barbieri
                             ---------------------------------------------
                             Richard L. Barbieri
                             Senior Vice President, General Counsel and
                               Director

                        March 10, 1999
                        --------------------------------------------------
                        Date


                        By:  /s/ David M. Bell
                             ---------------------------------------------
                             David M. Bell
                             Senior Vice President-Project Design,
                               Development and Construction

                        March 10, 1999
                        --------------------------------------------------
                        Date


                        By:  /s/ Peter F. Stanton
                             ---------------------------------------------
                             Peter F. Stanton
                             Director

                        March 10, 1999
                        --------------------------------------------------
                        Date


                        By:  /s/ Ronald R. Taylor
                             ---------------------------------------------
                             Ronald R. Taylor
                             Director

                        March 10, 1999
                        --------------------------------------------------
                        Date

                        By:  /s/ Robert G. Templin
                             ---------------------------------------------
                             Robert G. Templin
                             Director

                        March 10, 1999
                        --------------------------------------------------
                        Date


     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     (a) Except to the extent that the materials enumerated in (1) and/or
         (2) below are specifically incorporated into this form by reference (in which case see Rule 12b-23(d)), every registrant which files an annual report on this form pursuant to
         Section 15(d) of the Act shall furnish to the Commission for its information, at the time of filing its report on this form, four copies of the following:

         (1) Any annual report to security holders covering the registrant's last fiscal year; and
         (2) Every proxy statement, form of proxy or other proxy soliciting material sent to more than 10 of the registrant's security holders with respect to any annual or other meeting of security holders.

     (b) The foregoing material shall not deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that the registrant specifically incorporates it in its annual report on this form by reference.