Form 10-Q
period 1999-03-31
CAVANAUGHS HOSPITALITY CORP
filed 1999-05-14
CIK 1052595

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      Form 10-Q

          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15)d OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999
                                              --------------
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

          As of April 30, 1999, there were 12,671,847 shares of the Registrant's common stock outstanding.

                       CAVANAUGHS HOSPITALITY CORPORATION

                                    Form 10-Q
                      For the Quarter Ended March 31, 1999

     INDEX

     Part I - Financial Information

              Item 1 - Financial Statements:

                       - Consolidated Balance Sheets --
                         December 31, 1998 and March 31, 1999          1-2

                       - Consolidated Statements of Operations --
                         Three Months Ended March 31, 1998 and 1999    3-4

                       - Consolidated Statements of Cash Flows --
                         Three Months Ended March 31, 1998 and 1999    5-6

                       - Notes to Consolidated Financial Statements   7-10

              Item 2 - Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                    11-19

     PART II - Other Information                                        19

              Item 6 - Exhibits and Reports on Form 8-K                 20

     Part I - Financial Information
     ITEM 1.  FINANCIAL STATEMENTS

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
     December 31, 1998 and March 31, 1999
     (in thousands, except share data)

                                                   December 31,  March 31,
                                                   1998          1999
                                                   ------------  ---------
     ASSETS

     Current assets:
       Cash and cash equivalents                     $  4,267    $  2,419
       Accounts receivable                              5,427       5,874
       Income taxes refundable                            957         822
       Inventories                                        858         872
       Prepaid expenses and deposits                      400       1,069
                                                     --------    --------
           Total current assets                        11,909      11,056

     Property and equipment, net                      227,423     228,963
     Other assets, net                                  5,571       6,256
                                                     --------    --------
           Total assets                              $244,903    $246,275
                                                     ========    ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
       Accounts payable                              $  2,831    $  2,138
       Accrued payroll and related benefits             1,477       2,131
       Accrued interest payable                         1,518       1,502
       Other accrued expenses                           3,883       4,900
       Long-term debt, due within one year              1,538       1,599
       Capital lease obligations, due within
         one year                                         634         658
                                                     --------    --------
           Total current liabilities                   11,881      12,928

     Long-term debt, due after one year                44,150      43,902
     Notes payable to bank                             82,480      82,980
     Capital lease obligations, due after
       one year                                         1,748       1,542
     Deferred income taxes                              6,349       6,349
     Minority interest in partnerships                  4,364       4,291
                                                     --------    --------
           Total liabilities                          150,972     151,992
                                                     --------    --------
     Commitments and contingencies

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED BALANCE SHEETS (UNAUDITED), CONTINUED
     December 31, 1998 and March 31, 1999
     (in thousands, except share data)


                                                   December 31,  March 31,
                                                   1998          1999
                                                   ------------  ---------
     Stockholders' equity:
       Preferred stock - 5,000,000 shares author-
         ized, $0.01 par value, -0- shares issued
         and outstanding                             $     --    $     --
       Common stock - 50,000,000 shares author-
         ized, $0.01 par value; 12,660,847 shares
         issued and outstanding                           126         126
       Additional paid-in capital                      80,892      80,892
       Retained earnings                               12,913      13,265
                                                     --------    --------
           Total stockholders' equity                  93,931      94,283
                                                     --------    --------
           Total liabilities and stockholders'
             equity                                  $244,903    $246,275
                                                     ========    ========

     The accompanying notes are an integral part of the consolidated financial statements.

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED STATEMENTS OF OPERATIONS(UNAUDITED) for the three months ended March 31, 1998 and 1999
     (in thousands, except per share data)

                                                       1998       1999
                                                       --------   --------
     Revenues:
       Hotels and restaurants:
         Rooms                                         $  6,884   $ 11,375
         Food and beverage                                4,175      6,512
         Other                                              782      1,093
                                                       --------   --------
             Total hotels and restaurants                11,841     18,980

       Entertainment, management and services             1,018      1,329
       Rental operations                                  1,776      1,839
                                                       --------   --------
             Total revenues                              14,635     22,148
                                                       --------   --------
     Operating expenses:
       Direct:
         Hotels and restaurants:
           Rooms                                          2,091      3,397
           Food and beverage                              3,558      5,285
           Other                                            337        438
                                                       --------   --------
             Total hotels and restaurants                 5,986      9,120

         Entertainment, management and services             697        777
         Rental operations                                  385        536
                                                       --------   --------
             Total direct expenses                        7,068     10,433
                                                       --------   --------
       Undistributed operating expenses:
         Selling, general and administrative              1,780      3,307
         Property operating costs                         1,796      3,080
         Corporate expenses                                 216        477
         Depreciation and amortization                    1,338      1,931
                                                       --------   --------
             Total undistributed operating expenses       5,130      8,795
                                                       --------   --------
             Total expenses                              12,198     19,228
                                                       --------   --------
     Operating income                                     2,437      2,920

     Other income (expense):
       Interest expense, net of amounts capitalized      (2,679)    (2,280)
       Interest income                                       70         55
       Other income                                          --          5
       Minority interest in partnerships                     40         50
                                                       --------   --------

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED), CONTINUED for the three months ended March 31, 1998 and 1999
     (in thousands, except per share data)


                                                       1998       1999
                                                       --------   --------
     Income (loss) before income taxes, extra-
       ordinary item and cumulative effect of
       accounting change                               $   (132)  $    750
     Income tax provision (benefit)                         (45)       255
                                                       --------   --------
     Income (loss) before extraordinary item and
       cumulative effect of change in accounting
       principle                                            (87)       495
     Extraordinary item, net of income tax benefit           --        (10)
     Cumulative effect of change in accounting
       principle, net of income tax benefit                  --       (133)
                                                       --------   --------
     Net income (loss)                                 $    (87)  $    352
                                                       ========   ========
     Income (loss) per share - basic and diluted:
       Income (loss) before extraordinary item and
         cumulative effect of change in accounting
         principle                                     $  (0.01)  $   0.04
       Extraordinary item                                    --        nil
       Cumulative effect of accounting change                --      (0.01)
                                                       --------   --------
       Net income (loss) per share                     $  (0.01)  $   0.03
                                                       ========   ========
       Weighted-average common shares out-
         standing - basic                                 7,084     12,661
                                                       ========   ========
       Weighted-average common shares out-
         standing - diluted                               7,084     13,057
                                                       ========   ========


     The accompanying notes are an integral part of the consolidated financial statements.

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the three months ended March 31, 1998 and 1999
     (in thousands)

                                                       1998       1999
                                                       --------   --------
     Operating activities:
       Net income (loss)                               $    (87)  $    352
       Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
           Depreciation and amortization                  1,338      1,931
           Minority interest in partnerships                (40)       (50)
           Extraordinary item                                --         10
           Cumulative effect of change in accounting
             principle                                       --        133
           Change in:
             Accounts receivable                            133       (447)
             Inventories                                    (56)       (14)
             Prepaid expenses and deposits               (1,060)      (461)
             Accounts payable                                --       (714)
             Accrued payroll and related benefits            56        654
             Accrued interest payable                       143        (16)
             Other accrued expenses                       1,497      1,017
                                                       --------   --------
               Net cash provided by operating
                 activities                               1,924      2,395
                                                       --------   --------
     Investing activities:
       Additions to property and equipment               (5,664)    (3,237)
       Issuance of note receivable                           --       (225)
       Other, net                                          (268)      (262)
                                                       --------   --------
               Net cash used in investing activities     (5,932)    (3,724)
                                                       --------   --------
     Financing activities:
       Proceeds from note payable to bank                 1,925      7,680
       Repayment of note payable to bank                     --     (7,180)
       Proceeds from long-term debt                       6,406         --
       Repayment of long-term debt                         (744)      (437)
       Principal payments on capital lease
         obligations                                       (128)      (182)
       Advances from (payments to) affiliate               (200)        --
       Additions to deferred financing costs                 --       (400)
                                                       --------   --------
               Net cash provided by (used in)
                 financing activities                     7,259       (519)
                                                       --------   --------

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the three months ended March 31, 1998 and 1999
     (in thousands)

                                                       1998       1999
                                                       --------   --------
     Change in cash and cash equivalents:
       Net increase (decrease) in cash and cash
         equivalents                                   $  3,251   $ (1,848)
       Cash and cash equivalents at beginning of
         period                                           4,955      4,267
                                                       --------   --------
       Cash and cash equivalents at end of period      $  8,206   $  2,419
                                                       ========   ========
     Supplemental disclosure of cash flow
       information:
         Noncash investing and financing activities:
           Issuance of operating partnership units
             for Lincoln Building                      $    880   $     --
           Acquisition of property through assumption
             of capital leases                               21         --
           Acquisition of property through issuance
             of debt                                         --        250
           Acquisition of equipment through cancella-
             tion of note receivable                         --        225


     The accompanying notes are an integral part of the consolidated financial statements.

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  QUARTERLY INFORMATION:

          The unaudited consolidated financial statements included herein have been prepared by Cavanaughs Hospitality Corporation (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. The balance sheet as of December 31, 1998 has been compiled from the audited balance sheet as of such date. The Company believes that the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1998 previously filed with the SEC on Form 10-K.

          In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at March 31, 1999 and the consolidated results of operations and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.


      2.  ORGANIZATION:

          At March 31, 1998, the Company controlled and operated (through ownership or lease with purchase option agreements) 11 hotel properties. At March 31, 1999, the Company controlled and operated 19 hotel properties in Seattle, Spokane, Yakima, Kennewick and Olympia, Washington; Post Falls, Boise, Twin Falls, Pocatello and Idaho Falls, Idaho; Kalispell and Helena, Montana; Portland, Oregon and Salt Lake City, Utah under its Cavanaughs(R) brand. Additionally, the Company provides computerized ticketing for entertainment events and arranges Broadway and other entertainment event productions. Further, the Company recently announced the launch of [www.TicketsWest.com], an Internet ticketing service offering consumers up-to-the-minute information on live entertainment and the ability to make real-time ticket purchases of the best available seats to events through the website. The Company also leases retail and office space in buildings owned by the Company and manages residential and commercial properties in Washington, Idaho and Montana. The Company's operations are segregated into three divisions: (1) hotels and restaurants, (2) entertainment, management and services, and (3) rental operations.

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          In April 1998, Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities" was issued. The SOP requires that all costs of start-up activities and organization costs be expensed as incurred. The Company adopted the provisions of SOP 98-5 on January 1, 1999 and reported the change as a cumulative effect of an accounting change in the consolidated statement of operations. The adoption of SOP 98-5 resulted in the cumulative effect of an accounting change of $133,000, which is net of $68,000 of income taxes, being recognized during the three months ended March 31, 1999.


      4.  LONG-TERM DEBT AND LINE OF CREDIT:

          In May 1998, the Company obtained an $80 million revolving secured credit facility with a bank. In February 1999, the credit facility was increased to $100 million. The credit facility requires that the Company maintain certain financial ratios and minimum levels of cash flows. Any outstanding borrowings will bear interest based on the prime rate or LIBOR, plus 180 to 250 basis points depending on the total funded debt levels. The credit facility matures in May 2003. At March 31, 1999, $82,980,000 is outstanding under the credit facility. The Company was in compliance with all required covenants at March 31, 1999.

          During the quarter ended March 31, 1999, the Company paid off certain debt prior to its maturity date. Deferred loan fees associated with this debt of $15,000 has been written off and reported as an extraordinary item, net of a $5,000 income tax benefit.


      5.  BUSINESS SEGMENTS:

          The Company operates in three segments: (1) hotels and restaurants; (2) entertainment, management and services; and (3) rental operations. Revenues of each segment are those that are directly identified with those operations. Capital expenditures and identifiable assets for the entertainment, management and services segment are not separated from corporate. General corporate assets consist primarily of cash and cash equivalents, receivables and certain property and equipment. Operating income for each segment represents revenues less direct operating expenses of each segment. Undistributed operating expenses are not identified by segment. Interest expense related to debt which is specifically associated with a segment is presented as

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      5.  BUSINESS SEGMENTS, CONTINUED:
          an expense of the segment. Interest expense not allocated to a segment is presented as general corporate interest expense. Selected information with respect to the segments is as follows (in thousands):

                                                       Three Months Ended
                                                       March 31,
                                                       -------------------
                                                       1998       1999
                                                       --------   --------
            Revenues:
              Hotels and restaurants                   $ 11,841   $ 18,980
              Entertainment, management and
                services                                  1,018      1,329
              Rental operations                           1,776      1,839
                                                       --------   --------
                                                       $ 14,635   $ 22,148
                                                       ========   ========
            Operating income:
              Hotels and restaurants                   $  5,855   $  9,860
              Entertainment, management and
                services                                    321        552
              Rental operations                           1,391      1,303
              Undistributed operating expenses           (5,130)    (8,795)
                                                       --------   --------
                                                       $  2,437   $  2,920
                                                       ========   ========
      6.  EARNINGS (LOSS) PER SHARE:

          The following table presents a reconciliation of the numerators and denominators used in the basic and diluted EPS computations (in thousands, except per share amounts). Also shown is the number of stock options that would have been considered in the diluted EPS computation if they were not anti-dilutive.

                                                       March 31,
                                                       -------------------
                                                       1998       1999
                                                       --------   --------
            Numerator:
              Income (loss) before extraordinary
                item and cumulative effect of
                change in accounting principle         $    (87)  $    495
              Extraordinary item                             --        (10)
              Cumulative effect of accounting change         --       (133)
                                                       --------   --------
              Net income (loss) - basic                     (87)       352
              Loss effect of dilutive OP Units               --         11
                                                       --------   --------
              Net income (loss) - diluted              $    (87)  $    363
                                                       ========   ========

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      6.  EARNINGS PER SHARE, CONTINUED:

                                                       March 31,
                                                       -------------------
                                                       1998       1999
                                                       --------   --------
            Denominator:
              Weighted-average shares outstanding -
                basic                                     7,084     12,661
              Effect of dilutive OP units                    --        396
              Effect of dilutive common stock
                options                                      --        (A)
                                                       --------   --------
              Weighted-average shares outstanding -
                diluted                                   7,084     13,057
                                                       ========   ========
            Earnings (loss) per share - basic
              and diluted:
                Income (loss) per share before
                  extraordinary item and cumulative
                  effect of change in accounting
                  principle                            $  (0.01)  $   0.04
              Extraordinary item                             --        nil
              Cumulative effect of accounting change         --      (0.01)
                                                       --------   --------
              Net earnings (loss) per share - basic
                and diluted                            $  (0.01)  $   0.03
                                                       ========   ========

          (A) At March 31, 1999, 986,143 stock options are outstanding. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share for the quarter ended March 31, 1999 because they are anti-dilutive.

     CAVANAUGHS HOSPITALITY CORPORATION

     Part I - Financial Information

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General
     -------
     The following discussion and analysis addresses the results of operations for the Company for the three months ended March 31, 1998 and 1999. The following should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in "Risk Factors" and elsewhere in the Form 10-K for the year ended December 31, 1998, previously filed by the Company with the Securities and Exchange Commission.

     The Company's revenues are derived primarily from the Hotels and reflect revenue from rooms, food and beverage and other sources, including telephone, guest services, banquet room rentals, gift shops and other amenities. Hotel revenues accounted for 85.7% of total revenue in the three months ended March 31, 1999 and increased 60.3% from $11.8 million in 1998 to $19.0 million in 1999. This increase was primarily the result of the addition of eight(8)hotels and an increase in average daily rate (ADR) from the hotels owned for greater than one year, "Comparable Hotels", from $70.96 in 1998 to $76.73 in 1999, a 8.1% increase. Comparable Hotel revenue per available room (REVPAR) declined 6.9% from $36.26 in 1998 to $33.74 in 1999 due to removal of low rate permanent contract business and the addition of rooms placed in service after renovation. The balance of the Company's revenues are derived from its entertainment, management and services and rental operations divisions. These revenues are generated from ticket distribution handling fees, real estate management fees, sales commissions and rents. In the three months ended March 31, 1999, entertainment, management and services accounted for 6.0% of total revenues and rental operations accounted for 8.3% of total revenues. In March 1999, the Company acquired additional software, development rights, use agreements and non-competition agreement for certain regions of the ticket distribution system it uses in the entertainment division. In April of 1999 the Company launched its Internet site, [www.TicketsWest.Com], which facilitates the real time purchase of entertainment and leisure activities. The rental operations division is expected to represent a smaller percent of total revenues in the future as the Company continues to pursue its hotel and entertainment growth strategy.

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

     The following table sets forth selected items from the consolidated statements of operations as a percent of total revenues and certain other selected data:

                                                         Three Months
                                                         Ended March 31,
                                                         ----------------
                                                         1998      1999
                                                         ------    ------
     Revenues:
       Hotels and restaurants                             80.9%     85.7%
       Entertainment, management and services              7.0       6.0
       Rental operations                                  12.1       8.3
                                                         -----     -----
     Total revenues                                      100.0%    100.0%
                                                         =====     =====
     Direct operating expenses                            48.3%     47.1%

     Undistributed operating expenses:
       Selling, general and administrative                12.2      14.9
       Property operating costs                           12.3      13.9
       Corporate expenses                                  1.5       2.2
       Depreciation and amortization                       9.1       8.7
                                                         -----     -----
     Total undistributed operating expenses               35.1      39.7

     Operating income                                     16.6      13.2
     Interest expense (net)                               17.8      10.1
     Income (loss) before income taxes                    (0.9)      3.4
     Income tax provision (benefit)                       (0.3)      1.2
                                                         -----     -----
     Income (loss) before extraordinary item and
       cumulative effect of change in accounting
       principle                                          (0.6)%     2.2%
                                                         =====     =====

     Comparable Hotels:
       REVPAR                                           $36.26    $33.74
       ADR                                              $70.96    $76.73
       Occupancy                                          51.1%     44.0%

     RESULTS OF OPERATIONS
     ---------------------
     COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 TO THREE MONTHS ENDED MARCH 31, 1998

     Total revenues increased $7.5 million, or 51.3%, from $14.6 million in 1998 to $22.1 million in 1999. This increase is attributed primarily to revenue generated from increases in total rooms occupied and the addition of eight hotels.

     Total hotel and restaurant revenues increased $7.1 million, or 60.3%, from $11.8 million in 1998 to $19.0 million in 1999. ADR for the Comparable Hotels increased $5.77, or 8.1%, from $70.96 in 1998 to $76.73 in 1999. Comparable Hotel REVPAR decreased $2.52, or 6.9% from $36.26 in 1998 to $33.74 in 1999. Available room nights increased 71% in 1999. Total room revenue increased 65.2% from $6.9 million in 1998 to $11.4 million in 1999. The results reflect the addition of eight
     (8) hotels which contributed, in part, to this increase in revenues.

     Entertainment, management and services revenues increased $311,000, or 30.5% in 1999. Entertainment revenue increased due to additional ticket convenience fees from the Company's Millennium Broadway Series. Tickets became available for purchase in March 1999.

     Rental income increased 3.5%, to $1.8 million in 1999. This increase is primarily from lease escalations and new lease contracts in the Company's office and retail buildings.

     Direct operating expenses increased $3.4 million, or 47.6%, from $7.1 million in 1998 to $10.4 million in 1999, primarily due to the increase in the number of hotel guests served and the addition of eight (8) hotels. This represents a decrease in direct operating expenses as a percentage of total revenues from 48.3% in 1998 to 47.1% in 1999.

     Total undistributed operating expenses increased $3.7 million, or 71.4%, from $5.1 million in 1998 to $8.8 million in 1999. Total undistributed operating expenses include selling, general and administrative expenses, which increased 85.9% from $1.8 million in 1998 to $3.3 million in 1999, and depreciation and amortization, which increased 44.3% from $1.3 million in 1998 to $1.9 million in 1999. Total undistributed operating expenses as a percentage of total revenues increased 4.6% from 35.1% in 1998 to 39.7% in 1999. The increase in undistributed operating expenses as a percentage of total revenues is primarily attributed to the addition of eight (8) hotels and the additional legal, accounting and administrative expenses of being a publicly traded company.

     Operating income increased $0.5 million, or 19.9%, from $2.4 million in 1998 to $2.9 million in 1999. As a percentage of total revenues, operating income decreased from 16.6% in 1998 to 13.2% in 1998.
     The increase in operating income is due primarily to the addition of eight (8) hotels and improvements in the direct operating expense margins.

     Interest expense decreased $0.4 million, or 14.9%, from $2.7 million in 1998 to $2.3 million in 1999. This decrease is primarily related to the repayment of debt with proceeds from the Initial Public Offering.

     Income tax provision was $255,000 in 1999 versus a benefit of $45,000 in 1998. The increase in income tax provision is due to the increase in the income before income taxes versus a loss in 1998. The effective income tax rate for both periods was 34%.

     Income before extraordinary item and cumulative effect of change in accounting principle increased $0.6 million from a loss of $87,000 in 1998 to an income of $495,000 in 1999. This increase is primarily attributed to the addition of eight (8) hotels in the period.

     Net income increased $439,000, or 503.7%, from a loss of $87,000 in 1998 to income of $352,000 in 1999.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------
     Historically, the Company's principal sources of liquidity have been cash on hand, cash generated by operations and borrowings under a revolving credit facility (which was increased from $80.0 to $100.0 million effective February 26, 1999). Cash generated by operations in excess of operating expenses is used for capital expenditures and to reduce amounts outstanding under the Revolving Credit Facility. Hotel acquisitions, development and expansion have been and will be financed through a combination of internally generated cash, borrowing under credit facilities, and the issuance of Common Stock or OP Units. In April 1998, the Company completed an initial public offering.
     Proceeds net of issuance cost were $81.3 million and were used to pay debt, fund acquisitions and other corporate purposes.

     The Company's short-term capital needs include food and beverage inventory, payroll and the repayment of interest expense on outstanding mortgage indebtedness. Historically, the Company has met these needs through internally generated cash. The Company's long-term capital needs include funds for property acquisitions, scheduled debt maturities and renovations and other non-recurring capital improvements. The Company anticipates meeting its future long-term capital needs through additional debt financing secured by the Hotels, by unsecured private or public debt offerings or by additional equity offerings or the issuances of OP Units, along with cash generated from internal operations.

     At March 31, 1999, the Company had $2.4 million in cash and cash equivalents. The Company has made extensive capital expenditures over the last two years, investing $123.6 million during the year ended December 31, 1998, and $3.7 million in owned and joint venture properties through March 31, 1999. These expenditures included guest room, lounge and restaurant renovations, public area refurbishment, telephone and computer system upgrades, tenant improvements, property acquisitions, construction, and corporate expenditures and were funded from the initial public offering, issuance of operating partnership units, operating cash flow and debt. The Company establishes reserves for capital replacement in the amount of 4.0% of the prior year's actual gross hotel income to maintain the Hotels at acceptable levels. Acquired hotel properties have a separate capital budget for purchase, construction, renovation, and branding costs. Capital expenditures planned for Hotels in 1999 are expected to be approximately $12.8 million. Management believes the consistent renovation and upgrading of the Hotels and other properties is imperative to its long-term reputation and customer satisfaction.

     To fund its acquisition program and meet its working capital needs, the Company has a Revolving Credit Facility. The Revolving Credit Facility has an initial term of five years and an annualized fee for the unutilized portion of the facility. The Company selects from four different interest rates when it draws funds: the lender's prime rate or one, three, or six month LIBOR plus the applicable margin of 180 to 250 basis points, depending on the Company's ratio of total funded debt to EBITDA. The Revolving Credit Facility allows for the Company to draw funds based on the trailing 12 months performance on a pro forma basis for both acquired and owned properties. Funds from the Revolving Credit Facility may be used for acquisitions, renovations, construction and general corporate purposes. The Company believes the funds available under the Revolving Credit Facility and additional debt instruments will be sufficient to meet the Company's near term growth plans. The Operating Partnership is the borrower under the Revolving Credit Facility. The obligations of the Operating Partnership under the Revolving Credit Facility are fully guaranteed by the Company. Under the Revolving Credit Facility, the Company is permitted to grant new deeds of trust on any future acquired properties. Mandatory prepayments are required to be made in various circumstances including the disposition of any property, or future acquired property, by the Operating Partnership.

     The Revolving Credit Facility contains various representations, warranties, covenants and events of default deemed appropriate for a Credit Facility of similar size and nature. Covenants and provisions in the definitive credit agreement governing the Revolving Credit Facility include, among other things, limitations on: (i) substantive changes in the Company's and Operating Partnership's current business activities, (ii) liquidation, dissolution, mergers, consolidations, dispositions of material property or assets involving the Company and its affiliates or their assets, as the case may be, and acquisitions of property or assets of others, (iii) the creation or existence of deeds of trust or other liens on property or assets, (iv) the addition or existence of indebtedness, including guarantees and other contingent obligations, (v) loans and advances to others and investments in others, (vi) redemption of subordinated debt,

     (vii) amendment or modification of certain material documents or of the Articles in a manner adverse to the interests of the lenders under the Revolving Credit Facility, (viii) payment of dividends or distributions on the Company's capital stock, and (ix) maintenance of certain financial ratios. Each of the covenants described above provide for certain ordinary course of business and other exceptions. If the Company breaches any of these covenants and does not obtain a waiver of that breach, the breach will constitute an event of default under the Revolving Credit Facility. At March 31, 1999, the Company had $83.0 million outstanding under the Revolving Credit Facility and was in compliance with all required covenants. The Revolving Credit Facility restricted the Company from paying any dividends as of March 31, 1999.

     In addition to the Revolving Credit Facility, as of March 31, 1999, the Company had debt and capital leases outstanding of approximately $47.7 million consisting of primarily variable and fixed rate debt secured by individual properties.

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

     SEASONALITY
     -----------
     The lodging industry is affected by normally recurring seasonal patterns. At most Hotels, demand is higher in the late spring through early fall (May through October) than during the balance of the year. Demand also changes on different days of the week, with Sunday generally having the lowest occupancy. Accordingly, the Company's revenue, operating profit and cash flow are lower during the first and fourth calendar quarters and higher during the second and third calendar quarters.

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

     State of Readiness:

     IT SYSTEMS: The Company has completed 100% of the assessment of all of its information technology("IT") hardware and software systems for Year 2000 issues. Of the critical hardware and software applications evaluated (hardware and software applications for reservation, accounting, payroll and billing functions), only the payroll application has been determined to be non-compliant with Year 2000 functionality. The Company had anticipated retiring its non-compliant payroll application independent of any Year 2000 issues and will complete replacement of it with a Year 2000 compliant system by July of 1999. Individual older personal computers which are scheduled for replacement in ordinary course of upgrades are not included in these percentages. The Company relies upon certifications from the manufacturers, developers and authorized vendors of the specific hardware and software applications for evaluation of compliance with Year 2000 functionality.

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

     CONTINGENCY PLANS: Each property owned and/or managed by the Company has developed a contingency plan in order to respond to any Year 2000 problem-related interruption of such property's utility and communication services. The Company anticipates completing an update of the operational contingency plans for such properties before January 1, 2000. The Company has solicited from its material Third Party Service Providers information with respect to such providers' responses to and compliance with the Year 2000 problem. The Company will, on an on-going basis, carefully monitor the responses it receives from these Third Party Service Providers. Nevertheless, there can be no assurance that such plans will be adequate or completed in a timely manner and the responses developed by the Company's material Third Party Service Providers are beyond the general operational control of the Company.

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

     NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------
     In April 1998, Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities" was issued. The SOP requires that all costs of start-up activities and organization costs be expensed as incurred. The Company adopted the provisions of SOP 98-5 on January 1, 1999 and reported the change as a cumulative effect of an accounting change of $133,000, which is net of income taxes, in the statement of operations.

     Part II - Other Information
     ---------------------------

     ITEMS 1, 2, 3, 4 and 5 of Part II are omitted from this report as they are not applicable.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  27.1  Financial Data Schedule

             (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed for the three months ended March 31, 1999.

     CAVANAUGHS HOSPITALITY CORPORATION


     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   CAVANAUGHS HOSPITALITY CORPORATION
                                   (Registrant)

     Date:  May 14, 1999           By:  /s/ Arthur M. Coffey
            --------------------        --------------------------------
                                        Arthur M. Coffey, Executive Vice
                                          President and Chief Financial
                                          Officer