Form 10-Q
period 1999-06-30
CAVANAUGHS HOSPITALITY CORP
filed 1999-08-11
CIK 1052595

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      Form 10-Q

          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15)d OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1999
                                              --------------
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

          As of July 31, 1999, there were 12,771,847 shares of the Registrant's common stock outstanding.

                       CAVANAUGHS HOSPITALITY CORPORATION

                                    Form 10-Q
                       For the Quarter Ended June 30, 1999

     INDEX

     Part I - Financial Information

              Item 1 - Financial Statements:

                       - Consolidated Balance Sheets -- December 31, 1998
                         and June 30, 1999

                       - Consolidated Statements of Income -- Three and Six
                         Months Ended June 30, 1998 and 1999

                       - Consolidated Statements of Cash Flows -- Six
                         Months Ended June 30, 1998 and 1999

                       - Notes to Consolidated Financial Statements

              Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


     PART II - Other Information

              Item 4 - Submission of Matters to a Vote of Security Holders

              Item 6 - Exhibits and Reports on Form 8-K

     Part I - Financial Information
     ITEM 1.  FINANCIAL STATEMENTS

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
     December 31, 1998 and June 30, 1999
     (in thousands, except share data)

                                                   December 31,  June 30,
                                                   1998          1999
                                                   ------------  ---------
     ASSETS

     Current assets:
       Cash and cash equivalents                     $  4,267    $  7,583
       Accounts receivable                              5,427       6,760
       Income taxes refundable                            957          --
       Inventories                                        858         941
       Prepaid expenses and deposits                      400       1,437
                                                     --------    --------
           Total current assets                        11,909      16,721

     Property and equipment, net                      227,423     229,648
     Other assets, net                                  5,571       6,280
                                                     --------    --------
           Total assets                              $244,903    $252,649
                                                     ========    ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
       Accounts payable                              $  2,831    $  7,076
       Accrued payroll and related benefits             1,477       2,541
       Accrued interest payable                         1,518         687
       Other accrued expenses                           3,883       2,234
       Income taxes payable                                --         521
       Long-term debt, due within one year              1,538       1,643
       Capital lease obligations, due within
         one year                                         634         667
                                                     --------    --------
           Total current liabilities                   11,881      15,369

     Long-term debt, due after one year                44,150      43,464
     Notes payable to bank                             82,480      83,980
     Capital lease obligations, due after
       one year                                         1,748       1,383
     Deferred income taxes                              6,349       6,601
     Minority interest in partnerships                  4,364       2,831
                                                     --------    --------
           Total liabilities                          150,972     153,628
                                                     --------    --------
     Commitments and contingencies

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED BALANCE SHEETS (UNAUDITED), CONTINUED
     December 31, 1998 and June 30, 1999
     (in thousands, except share data)


                                                   December 31,  June 30,
                                                   1998          1999
                                                   ------------  ---------
     Stockholders' equity:
       Preferred stock - 5,000,000 shares author-
         ized, $0.01 par value, -0- shares issued
         and outstanding                             $     --    $     --
       Common stock - 50,000,000 shares author-
         ized, $0.01 par value; 12,660,847 and
         12,771,847 shares issued and outstanding         126         128
       Additional paid-in capital                      80,892      82,615
       Retained earnings                               12,913      16,278
                                                     --------    --------
           Total stockholders' equity                  93,931      99,021
                                                     --------    --------
           Total liabilities and stockholders'
             equity                                  $244,903    $252,649
                                                     ========    ========


     The accompanying notes are an integral part of the consolidated financial statements.

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) for the three and six months ended June 30, 1998 and 1999
     (in thousands, except per share data)


                                                         Three Months Ended  Six Months Ended
                                                         June 30,            June 30,
                                                         ------------------  -----------------
                                                         1998      1999      1998      1999
                                                         -------   -------   -------   -------
      Revenues:
        Hotels and restaurants
          Rooms                                          $11,668   $15,633   $18,552   $27,008
          Food and beverage                                5,683     8,016     9,858    14,527
          Other                                              965     1,223     1,747     2,317
                                                         -------   -------   -------   -------
              Total hotels and restaurants                18,316    24,872    30,157    43,852

        Entertainment, management and services             1,008     1,097     2,026     2,426
        Rental operations                                  1,738     2,009     3,514     3,847
                                                         -------   -------   -------   -------
              Total revenues                              21,062    27,978    35,697    50,125
                                                         -------   -------   -------   -------
      Operating expenses:
        Direct:
          Hotels and restaurants:
            Rooms                                          2,954     4,158     5,045     7,556
            Food and beverage                              4,602     6,179     8,160    11,464
            Other                                            440       543       777       980
                                                         -------   -------   -------   -------
              Total hotels and restaurants                 7,996    10,880    13,982    20,000

          Entertainment, management and services             718       826     1,415     1,603
          Rental operations                                  347       495       732     1,032
                                                         -------   -------   -------   -------
              Total direct expenses                        9,061    12,201    16,129    22,635
                                                         -------   -------   -------   -------
        Undistributed operating expenses:
          Selling, general and administrative              2,445     3,407     4,223     6,714
          Property operating costs                         2,177     3,051     3,977     6,130
          Corporate expenses                                 625       590       842     1,067
          Depreciation and amortization                    1,417     1,969     2,736     3,899
                                                         -------   -------   -------   -------
              Total undistributed operating expenses       6,664     9,017    11,778    17,810
                                                         -------   -------   -------   -------
              Total expenses                              15,725    21,218    27,907    40,445
                                                         -------   -------   -------   -------
      Operating income                                     5,337     6,760     7,790     9,680

      Other income (expense):
        Interest expense, net of amounts capitalized      (1,360)   (2,340)   (4,054)   (4,620)
        Interest income                                      126        91       196       146
        Other income                                          --         4        --        10
        Minority interest in partnerships                    (85)     (105)      (45)      (55)
                                                         -------   -------   -------   -------

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED), CONTINUED for the three and six months ended June 30, 1998 and 1999
     (in thousands, except per share data)


                                                         Three Months Ended  Six Months Ended
                                                         June 30,            June 30,
                                                         ------------------  -----------------
                                                         1998      1999      1998      1999
                                                         -------   -------   -------   ------
      Income before income taxes, extraordinary
        item and cumulative effect of change in
        accounting principle                             $ 4,018   $ 4,410   $ 3,887   $ 5,161
      Income tax provision                                 1,366     1,397     1,322     1,653
                                                         -------   -------   -------   -------
      Income before extraordinary item and cumulative
        effect of change in accounting principle           2,652     3,013     2,565     3,508
      Extraordinary item, net of income tax benefit         (530)       --      (530)      (10)
      Cumulative effect of change in accounting
        principle, net of income tax benefit                  --        --        --      (133)
                                                         -------   -------   -------   -------
      Net income                                         $ 2,122   $ 3,013   $ 2,035   $ 3,365
                                                         =======   =======   =======   =======
      Income per share -- basic and diluted:
        Income before extraordinary item and
          cumulative effect of change in
          accounting principle                           $  0.21   $  0.24   $  0.26   $  0.28
        Extraordinary item                                 (0.04)       --     (0.05)       --
        Cumulative effect of change in accounting
          principle                                           --        --        --     (0.01)
                                                         -------   -------   -------   -------
        Net income per share                             $  0.17   $  0.24   $  0.21   $  0.27
                                                         =======   =======   =======   =======
      Weighted-average common shares outstanding --
        basic                                             12,588    12,690     9,836    12,676
                                                         =======   =======   =======   =======
      Weighted-average common shares outstanding --
        diluted                                           12,920    13,067    10,077    13,062
                                                         =======   =======   =======   =======


      The accompanying notes are an integral part of the consolidated financial statements.

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the six months ended June 30, 1998 and 1999
     (in thousands)

                                                       1998       1999
                                                       --------   --------
     Operating activities:
       Net income                                      $  2,035   $  3,365
       Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation and amortization                  2,736      3,899
           Minority interest in partnerships                 45         55
           Extraordinary item                               530         10
           Cumulative effect of change in
             accounting principle                            --        133
           Deferred income taxes                             --        252
           Compensation expense related to stock
             issuance                                       165        165
           Change in:
             Accounts receivable                         (1,977)    (1,333)
             Inventories                                   (118)       (83)
             Prepaid expenses and deposits                  211     (1,037)
             Other assets                                  (275)        --
             Income taxes receivable/payable              1,144      1,553
             Accounts payable                               467      4,245
             Accrued payroll and related benefits           710      1,064
             Accrued interest payable                      (235)      (831)
             Other accrued expenses                         188     (1,649)
                                                       --------   --------
               Net cash provided by operating
                 activities                               5,626      9,808
                                                       --------   --------
     Investing activities:
       Additions to property and equipment              (27,769)    (5,619)
       Issuance of note receivable                      (17,112)      (225)
       Deposit for acquisition of hotel                  (1,980)        --
       Other, net                                          (283)      (535)
                                                       --------   --------
               Net cash used in investing activities    (47,144)    (6,379)
                                                       --------   --------
     Financing activities:
       Proceeds from issuance of common stock under
         employee stock purchase plan                        77         --
       Net proceeds from initial public offering
         of common stock                                 81,659         --
       Proceeds from note payable to bank                 1,925      8,680
       Repayment of note payable to bank                 (3,000)    (7,180)
       Proceeds from long-term debt                      32,971         --
       Repayment of long-term debt                      (68,319)      (832)
       Payments to affiliate                             (1,133)        --

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the six months ended June 30, 1998 and 1999
     (in thousands)

                                                       1998       1999
                                                       --------   --------
     Financing activities, continued:
       Principal payments on capital lease
         obligations                                   $   (267)  $   (332)
       Additions to deferred financing costs             (1,123)      (421)
       Distribution to minority interest                     --        (28)
                                                       --------   --------
               Net cash provided by (used in)
                 financing activities                    42,790       (113)
                                                       --------   --------
     Change in cash and cash equivalents:
       Net increase in cash and cash equivalents          1,272      3,316
       Cash and cash equivalents at beginning of
         period                                           4,955      4,267
                                                       --------   --------
       Cash and cash equivalents at end of period      $  6,227   $  7,583
                                                       ========   ========

     Supplemental disclosure of cash flow
       information:
         Noncash investing and financing activities:
           Acquisition of property through assumption
             of capital leases                         $    222   $     --
           Issuance of operating partnership units
             for property acquisitions                    3,677         --
           Acquisition of property through assumption
             of debt or issuance of note payable          9,904        250
           Stock issued for partial acquisition of
             partnership interests                          879         --
           Acquisition of equipment through cancel-
             lation of note receivable                       --        225
           Conversion of operating partnership units
             to common stock                                 --      1,559


     The accompanying notes are an integral part of the consolidated financial statements.

     CAVANAUGHS HOSPITALITY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  QUARTERLY INFORMATION:

          The unaudited consolidated financial statements included herein have been prepared by Cavanaughs Hospitality Corporation (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. The balance sheet as of December 31, 1998 has been compiled from the audited balance sheet as of such date. The Company believes that the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the financial statements and the notes thereto for the period ended December 31, 1998 previously filed with the SEC on Form 10-K.

          In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at June 30, 1999, the consolidated results of operations for the three and six months ended June 30, 1999 and 1998 and the consolidated cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.


      2.  ORGANIZATION:

          At June 30, 1998, the Company controlled and operated (through ownership or lease with purchase option agreements) 14 hotel properties. At June 30, 1999, the Company controlled and operated 19 hotel properties in Seattle, Spokane, Yakima, Kennewick and Olympia, Washington; Post Falls, Boise, Twin Falls, Pocatello and Idaho Falls, Idaho; Kalispell and Helena, Montana; Portland, Oregon and Salt Lake City, Utah under its Cavanaughs(R) brand. Additionally, the Company provides computerized ticketing for entertainment events and arranges Broadway and other entertainment event productions. Further, during the second quarter 1999, the Company announced the launch of [www.TicketsWest.com], an Internet ticketing service offering consumers up-to-the-minute information on live entertainment and the ability to make real-time ticket purchases of the best available seats to events through the website. The Company also leases retail and office space in buildings owned by the Company and manages residential and commercial properties in Washington, Idaho and Montana. The Company's operations are segregated into three divisions: (1) hotels and restaurants, (2) entertainment, management and services, and (3) rental operations.

      3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          In April 1998, Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities" was issued. The SOP requires that all costs of start-up activities and organization costs be expensed as incurred. The Company adopted the provisions of SOP 98-5 on January 1, 1999 and reported the change as a cumulative effect of an accounting change in the consolidated statement of operations. The adoption of SOP 98-5 resulted in the cumulative effect of an accounting change of $133,000, which is net of $68,000 of income taxes, being recognized during the six-month period ended June 30, 1999.


      4.  LONG-TERM DEBT AND LINE OF CREDIT:

          In May 1998, the Company obtained an $80 million revolving secured credit facility with a bank. In February 1999, the credit facility was increased to $100 million. The credit facility requires that the Company maintain certain financial ratios and minimum levels of cash flows. Any outstanding borrowings will bear interest based on the prime rate or LIBOR, plus 180 to 250 basis points depending on the total funded debt levels. The credit facility matures in May 2003. At June 30, 1999, $83,980,000 is outstanding under the credit facility. The Company was in compliance with all required covenants at June 30, 1999.

          During the six-month period ended June 30, 1999, the Company paid off certain debt prior to its maturity date. Deferred loan fees associated with this debt of $15,000 has been written off and reported as an extraordinary item, net of a $5,000 income tax benefit.


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

          Selected information with respect to the segments is as follows (in thousands):

                                                Three Months Ended    Six Months Ended
                                                June 30,              June 30,
                                                -------------------   -------------------
                                                1998       1999       1998       1999
                                                --------   --------   --------   --------
              Revenues:
                 Hotels and restaurants         $ 18,316   $ 24,872   $ 30,157   $ 43,852
                 Entertainment, management
                   and services                    1,008      1,097      2,026      2,426
                 Rental operations                 1,738      2,009      3,514      3,847
                                                --------   --------   --------   --------
                                                $ 21,062   $ 27,978   $ 35,697   $ 50,125
                                                ========   ========   ========   ========
              Operating income:
                 Hotels and restaurants         $ 10,320   $ 13,992   $ 16,175   $ 23,852
                 Entertainment, management
                   and services                      290        271        611        823
                 Rental operations                 1,391      1,514      2,782      2,815
                 Undistributed operating
                   expenses                       (6,664)    (9,017)   (11,778)   (17,810)
                                                --------   --------   --------   --------
                                                $  5,337   $  6,760   $  7,790   $  9,680
                                                ========   ========   ========   ========

      6.  EARNINGS PER SHARE:

          The following table presents a reconciliation of the numerators and denominators used in the basic and diluted EPS computations (in thousands, except per share amounts). Also shown is the number of stock options that would have been considerded in the diluted EPS computation if they were not anti-dilutive.

                                               Three Months Ended        Six Months Ended
                                               June 30,                  June 30,
                                               -----------------------   -----------------------
                                               1998      1999            1998      1999
                                               -------   -------         -------   -------
              Numerator:
                Income before extra-
                   ordinary item and
                   cumulative effect of
                   change in accounting
                   principle                   $ 2,652   $ 3,013         $ 2,565   $ 3,508
                Extraordinary item                (530)       --            (530)      (10)
                Cumulative effect of change
                   in accounting principle          --        --              --      (133)
                                               -------   -------         -------   -------
                Net income - basic               2,122     3,013           2,035     3,365
                Income effect of dilutive
                   OP Units                         85        87              82        98
                                               -------   -------         -------   -------
                Net income - diluted           $ 2,207   $ 3,100         $ 2,117   $ 3,463
                                               =======   =======         =======   =======
              Denominator:
                Weighted-average shares
                   outstanding - basic          12,588    12,690           9,836    12,676
                Effect of dilutive
                   OP Units                        332       377             241       386
                Effect of dilutive common
                   stock options                    (A)       (A)             (A)       (A)
                                               -------   -------         -------   -------
                Weighted-average shares
                   outstanding - diluted        12,920    13,067          10,077    13,062
                                               =======   =======         =======   =======
              Earnings Per Share - basic
                and diluted:
                   Income per share before
                     extraordinary item and
                     cumulative effect of
                     change in accounting
                     principle                 $  0.21   $  0.24         $  0.26   $  0.28
                   Extraordinary item            (0.04)       --           (0.05)      nil
                   Cumulative effect of
                     change in accounting
                     principle                      --        --              --     (0.01)
                                               -------   -------         -------   -------
                   Net income per share -
                     basic and diluted         $  0.17   $  0.24         $  0.21   $  0.27
                                               =======   =======         =======   =======

            (A) For the three and six months ended June 30, 1999, 1,000,385 stock options were outstanding. For the three and six months ended June 30, 1998, 775,395 stock options were outstanding. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

     CAVANAUGHS HOSPITALITY CORPORATION

     Part I - Financial Information

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General
     -------
     The following discussion and analysis addresses the results of operations for the Company for the three and six months ended June 30, 1998 and 1999. The following should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in "Risk Factors" and elsewhere in the Form 10-K for the year ended December 31, 1998, previously filed by the Company with the Securities and Exchange Commission.

     The Company's revenues are derived primarily from the Hotels and reflect revenue from rooms, food and beverage and other sources, including telephone, guest services, banquet room rentals, gift shops and other amenities. Hotel revenues accounted for 87.5% of total revenue in the six months ended June 30, 1999 and increased 45.4% from $30.2 million in 1998 to $43.9 million in 1999. This increase was primarily the result of the addition of five (5) hotels and an increase in average daily rate (ADR) from the hotels owned for greater than one year, "Comparable Hotels", from $75.60 in 1998 to $80.74 in 1999, a 6.8% increase. Comparable Hotel revenue per available room (REVPAR) declined 3.1% from $43.78 in 1998 to $42.43 in 1999 primarily due to removal of low rate permanent contract business and the addition of rooms placed in service after renovation. The balance of the Company's revenues are derived from its entertainment, management and services and rental operations divisions. These revenues are generated from ticket distribution handling fees, real estate management fees, sales commissions and rents. In the six months ended June 30, 1999, entertainment, management and services accounted for 4.8% of total revenues and rental operations accounted for 7.7% of total revenues. In March 1999, the Company acquired additional software, development rights, use agreements and non-competition agreement for certain regions of the ticket distribution system it uses in the entertainment division. In April of 1999 the Company launched its Internet site, [www.TicketsWest.Com], which facilitates the real time purchase of entertainment and leisure activities. The rental operations division is expected to represent a smaller percent of total revenues in the future as the Company continues to pursue its hotel and entertainment growth strategy.

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

     The following table sets forth selected items from the consolidated statements of income as a percent of total revenues and certain other selected data:
                                          Three Months     Six Months
                                          Ended June 30,   Ended June 30,
                                          --------------   --------------
                                          1998    1999     1998    1999
                                          ------ ------    -----   -----
     Revenues:
       Hotels and restaurants              87.0%   88.9%    84.5%   87.5%
       Entertainment, management
         and services                       4.8     3.9      5.7     4.8
       Rental operations                    8.2     7.2      9.8     7.7
                                          -----   -----    -----   -----
     Total revenues                       100.0%  100.0%   100.0%  100.0%
                                          =====   =====    =====   =====
     Direct operating expenses             43.0%   43.6%    45.2%   45.2%

     Undistributed operating expenses:
       Selling, general and
         administrative                    11.6    12.2     11.8    13.4
       Property operating costs            10.3    10.9     11.1    12.2
       Corporate expenses                   3.0     2.1      2.4     2.1
       Depreciation and amortization        6.7     7.0      7.7     7.8
                                          -----   -----    -----   -----
     Total undistributed operating
       expenses                            31.6    32.2     33.0    35.5

     Operating income                      25.3    24.2     21.8    19.3
     Interest expense (net)                 5.9     8.0     10.9     8.9
     Income before income taxes, extra-
       ordinary item and cumulative
       effect of change in accounting
       principle                           19.1    15.8     10.9    10.3
     Income tax provision                   6.5     5.0      3.7     3.3
                                          -----   -----    -----   -----
     Income before extraordinary item
       and cumulative effect of change
       in accounting principle             12.6%   10.8%    7.2%    7.0%
                                          =====   =====    =====   =====
     Comparable Hotels:
       REVPAR                             $48.89  $48.83   $43.78  $42.23
       ADR                                $77.22  $81.23   $75.60  $80.74
       Occupancy                           63.3%   60.1%    57.9%   52.6%

     RESULTS OF OPERATIONS
     ---------------------
     COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO SIX MONTHS ENDED JUNE 30, 1998

     Total revenues increased $14.4 million, or 40.4%, from $35.7 million in 1998 to $50.1 million in 1999. This increase is attributed primarily to revenue generated from increases in total rooms occupied and the addition of five (5) hotels.

     Total hotel and restaurant revenues increased $13.7 million, or 45.4%, from $30.2 million in 1998 to $43.9 million in 1999. ADR for the Comparable Hotels increased $5.14, or 6.8%, from $75.60 in 1998 to $80.74 in 1999. Comparable Hotel REVPAR decreased $1.35, or 3.1% from $43.78 in 1998 to $42.43 in 1999. Available room nights increased 58.7% in 1999. Total room revenue increased 45.6% from $18.6 million in 1998 to $27.0 million in 1999. The results reflect the addition of five (5) hotels which contributed, in part, to this increase in revenues.

     Entertainment, management and services revenues increased $400,000, or 19.7% in 1999. Entertainment revenue increased due to additional ticket convenience fees from the Company's Millennium Broadway Series. Tickets became available for purchase in March 1999.

     Rental income increased 9.5%, to $3.8 million in 1999. This increase is primarily from lease escalations and new lease contracts in the Company's office and retail buildings.

     Direct operating expenses increased $6.5 million, or 40.3%, from $16.1 million in 1998 to $22.6 million in 1999, primarily due to the increase in the number of hotel guests served and the addition of five
     (5) hotels. Direct operating expenses as a percentage of total revenues remained constant at 45.2% in both 1998 and 1999.

     Total undistributed operating expenses increased $6.0 million, or 51.2%, from $11.8 million in 1998 to $17.8 million in 1999. Total undistributed operating expenses include selling, general and administrative expenses, which increased 58.9% from $4.2 million in 1998 to $6.7 million in 1999, and depreciation and amortization, which increased 42.5% from $2.7 million in 1998 to $3.9 million in 1999. Total undistributed operating expenses as a percentage of total revenues increased 2.5% from 33.0% in 1998 to 35.5% in 1999. The increase in undistributed operating expenses as a percentage of total revenues is primarily attributed to the addition of five (5) hotels and the additional legal, accounting and administrative expenses of being a publicly traded company.

     Operating income increased $1.9 million, or 24.3%, from $7.8 million in 1998 to $9.7 million in 1999. As a percentage of total revenues, operating income decreased from 21.8% in 1998 to 19.3% in 1998.

     The increase in operating income is due primarily to the addition of five (5) hotels.

     Interest expense increased $566,000, or 14.0%, from $4.1 million in 1998 to $4.6 million in 1999. This increase is primarily related to additional debt incurred with the acquisition of the five (5) hotels.

     Income tax provision was $1.7 million in 1999 versus $1.3 million in 1998. The increase in income tax provision is due to the increase in the income before income taxes. The effective income tax rate was 32% for 1999 and 34% for 1998. The provision for income tax rate is lower in 1999 due to the Company qualifying for certain historical rehabilitation tax credits.

     Income before extraordinary item and cumulative effect of change in accounting principle increased $0.9 million from $2.6 million in 1998 to $3.5 million in 1999. This increase is primarily attributed to the addition of five (5) hotels in the period.

     Net income increased $1.3 million, or 65.4%, from $2.0 million in 1998 to $3.4 million in 1999.

     COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 TO THREE MONTHS ENDED JUNE 30, 1998

     Total revenues increased $6.9 million, or 32.8%, from $21.1 million in 1998 to $28.0 million in 1999. This increase is attributed primarily to revenue generated from increases in total rooms occupied and the addition of five (5) hotels.

     Total hotel and restaurant revenues increased $6.6 million, or 35.8%, from $18.3 million in 1998 to $24.9 million in 1999. ADR for the Comparable Hotels increased $4.01, or 5.2%, from $77.22 in 1998 to $81.23 in 1999. Comparable Hotel REVPAR decreased $0.06, or 0.1% from $48.89 in 1998 to $48.83 in 1999. Available room nights increased 48.3% in 1999. Total room revenue increased 34.0% from $11.7 million in 1998 to $15.7 million in 1999. The results reflect the addition of five (5) hotels which contributed, in part, to this increase in revenues.

     Entertainment, management and services revenues increased $89,000, or 8.8% in 1999. Entertainment revenue increased due to additional ticket convenience fees from the Company's Millennium Broadway Series. Tickets became available for purchase in March 1999.

     Rental income increased 15.6%, to $2.0 million in 1999. This increase is primarily from lease escalations and new lease contracts in the Company's office and retail buildings.

     Direct operating expenses increased $3.1 million, or 34.7%, from $9.1 million in 1998 to $12.2 million in 1999, primarily due to the increase in the number of hotel guests served and the addition of five
     (5) hotels. This represents an increase in direct operating expenses as a percentage of total revenues from 43.0% in 1998 to 43.6% in 1999.

     Total undistributed operating expenses increased $2.4 million, or 35.3%, from $6.7 million in 1998 to $9.0 million in 1999. Total undistributed operating expenses include selling, general and administrative expenses, which increased 39.4% from $2.4 million in 1998 to $3.4 million in 1999, and depreciation and amortization, which increased 38.9% from $1.4 million in 1998 to $2.0 million in 1999. Total undistributed operating expenses as a percentage of total revenues increased 0.6% from 31.6% in 1998 to 32.2% in 1999. The increase in undistributed operating expenses as a percentage of total revenues is primarily attributed to the addition of five (5) hotels and the additional legal, accounting and administrative expenses of being a publicly traded company.

     Operating income increased $1.4 million, or 26.6%, from $5.3 million in 1998 to $6.8 million in 1999. As a percentage of total revenues, operating income decreased from 25.3% in 1998 to 24.2% in 1998. The increase in operating income is due primarily to the addition of five
     (5) hotels.

     Interest expense increased $1.0 million, or 72%, from $1.3 million in 1998 to $2.3 million in 1999. This increase is primarily related to the additional debt incurred with the acquisition of the five (5) hotels.

     Income tax provision was $1.4 million in 1999. The effective income tax rate for 1999 was 32% and 34% in 1998.

     Income before extraordinary item and cumulative effect of change in accounting principle increased $0.4 million from $2.7 million in 1998 to $3.0 million in 1999. This increase is primarily attributed to the addition of five (5) hotels in the period.

     Net income increased $891,000, or 42.0%, from $2.1 million in 1998 to $3.0 million in 1999.


     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------
     Historically, the Company's principal sources of liquidity have been cash on hand, cash generated by operations and borrowings under a revolving credit facility. Cash generated by operations in excess of operating expenses is used for capital expenditures and to reduce amounts outstanding under the Revolving Credit Facility. Hotel acquisitions, development and expansion have been and will be financed through a combination of internally generated cash, borrowing under credit facilities, and the issuance of Common Stock or OP Units. In April 1998, the Company completed an initial public offering.
     Proceeds net of issuance cost were $81.3 million and were used to pay debt, fund acquisitions and other corporate purposes.

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

     At June 30, 1999, the Company had $7.6 million in cash and cash equivalents. The Company has made extensive capital expenditures over the last two years, investing $123.6 million during the year ended December 31, 1998, and $6.2 million in owned and joint venture properties through June 30, 1999. These expenditures included guest room, lounge and restaurant renovations, public area refurbishment, telephone and computer system upgrades, tenant improvements, property acquisitions, construction, and corporate expenditures and were funded from the initial public offering, issuance of operating partnership units, operating cash flow and debt. The Company establishes reserves for capital replacement in the amount of 4.0% of the prior year's actual gross hotel income to maintain the Hotels at acceptable levels. Acquired hotel properties have a separate capital budget for purchase, construction, renovation, and branding costs. Capital expenditures planned for Hotels in 1999 are expected to be approximately $12.8 million. Management believes the consistent renovation and upgrading of the Hotels and other properties is imperative to its long-term reputation and customer satisfaction.

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

     The Revolving Credit Facility contains various representations, warranties, covenants and events of default deemed appropriate for a Credit Facility of similar size and nature. Covenants and provisions in the definitive credit agreement governing the Revolving Credit Facility include, among other things, limitations on: (i) substantive changes in the Company's and Operating Partnership's current business activities, (ii) liquidation, dissolution, mergers, consolidations, dispositions of material property or assets involving the Company and its affiliates or their assets, as the case may be, and acquisitions of property or assets of others, (iii) the creation or existence of deeds of trust or other liens on property or assets, (iv) the addition or existence of indebtedness, including guarantees and other contingent obligations, (v) loans and advances to others and investments in others, (vi) redemption of subordinated debt,
     (vii) amendment or modification of certain material documents or of the Articles in a manner adverse to the interests of the lenders under the Revolving Credit Facility, (viii) payment of dividends or distributions on the Company's capital stock, and (ix) maintenance of certain financial ratios. Each of the covenants described above provide for certain ordinary course of business and other exceptions. If the Company breaches any of these covenants and does not obtain a waiver of that breach, the breach will constitute an event of default under the Revolving Credit Facility. At June 30, 1999, the Company had $84.0 million outstanding under the Revolving Credit Facility and was in compliance with all required covenants. The Revolving Credit Facility restricted the Company from paying any dividends as of June 30, 1999.

     In addition to the Revolving Credit Facility, as of June 30, 1999, the Company had debt and capital leases outstanding of approximately $47.2 million consisting of primarily variable and fixed rate debt secured by individual properties.

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

     State of Readiness:

     IT SYSTEMS: The Company has completed 100% of the assessment of all of its information technology("IT") hardware and software systems for Year 2000 issues. Of the critical hardware and software applications evaluated (hardware and software applications for reservation, accounting, payroll and billing functions), only the payroll application has been determined to be non-compliant with Year 2000 functionality. The Company had anticipated retiring its non-compliant payroll application independent of any Year 2000 issues and will complete replacement of it with a Year 2000 compliant system by September 1999. Individual older personal computers which are scheduled for replacement in ordinary course of upgrades are not included in these percentages. The Company relies upon certifications from the manufacturers, developers and authorized vendors of the specific hardware and software applications for evaluation of compliance with Year 2000 functionality.

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

     THIRD PARTY SERVICES: The Company has completed substantially all of the assessment of services provided by third parties with which the Company has a material relationship. These material Third Party Services include the private companies and municipalities supplying all utilities and communications to the Company. Evaluation was by means of review of representations made by the third parties or of responses to written questionnaires by the Company to the third parties. The Company does not anticipate that its exposure to a failure of Third Party Services to be Year 2000 compliant will differ from the exposure of communities at large to such failure.

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


     Part II - Other Information
     ---------------------------
     ITEMS 1, 2, 3 and 5 of Part II are omitted from this report as they are not applicable.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of shareholders on April 19, 1999, the following actions were taken:

     Total Outstanding Shares:   12,660,847

     1.  Election of Directors

                                                    Votes
          Name                   Votes For    PCT   Against
          -------------------    ----------   ---   -------
          Richard L. Barbieri    11,044,096   87%     2,975
          Robert G. Templin      11,044,096   87%     2,975

     2. Ratification of PricewaterhouseCoopers LLP as independent auditors for the year ending December 31, 1999

                                                    Votes     Votes
                                 Votes For    PCT   Against   Abstained
                                 ----------   ---   -------   ---------
                                 11,040,596   87%     1,082       5,413

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits

                   27.1  Financial Data Schedule

              (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed for the three months ended June 30, 1999.

     CAVANAUGHS HOSPITALITY CORPORATION


     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   CAVANAUGHS HOSPITALITY CORPORATION
                                   (Registrant)

     Date:  August 10, 1999        By:  /s/ Arthur M. Coffey
            --------------------        --------------------------------
                                        Arthur M. Coffey, Executive Vice
                                          President and Chief Financial
                                          Officer