Form 10-Q
period 1999-09-30
CAVANAUGHS HOSPITALITY CORP
filed 1999-11-15
CIK 1052595

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      Form 10-Q
          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15)d OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999
                                              ------------------
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

          As of October 31, 1999, there were 12,786,392 shares of the Registrant's common stock outstanding.

                       CAVANAUGHS HOSPITALITY CORPORATION

                                    Form 10-Q
                    For the Quarter Ended September 30, 1999

     INDEX

     Part I - Financial Information

              Item 1 - Financial Statements:

                       - Consolidated Balance Sheets -- December 31, 1998
                         and September 30, 1999

                       - Consolidated Statements of Income -- Three and Nine
                         Months Ended September 30, 1998 and 1999

                       - Consolidated Statements of Cash Flows -- Nine
                         Months Ended September 30, 1998 and 1999

                       - Notes to Consolidated Financial Statements

              Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

     PART II - Other Information

              Item 6 - Exhibits and Reports on Form 8-K

     Part I - Financial Information
     ITEM 1.  FINANCIAL STATEMENTS

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
     December 31, 1998 and September 30, 1999
     (in thousands, except share data)

                                               December 31,  September 30,
                                               1998          1999
                                               ------------  -------------
     ASSETS

     Current assets:
       Cash and cash equivalents                 $  4,267      $  7,853
       Accounts receivable                          5,426         7,282
       Income taxes refundable                        957            --
       Inventories                                    858           909
       Prepaid expenses and deposits                  400         1,121
                                                 --------      --------
           Total current assets                    11,909        17,165

     Property and equipment, net                  227,423       229,932
     Other assets, net                              5,571         6,399
                                                 --------      --------
           Total assets                          $244,903      $253,496
                                                 ========      ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
       Accounts payable                          $  2,831      $  6,626
       Accrued payroll and related benefits         1,477         2,441
       Accrued interest payable                     1,518           652
       Other accrued expenses                       3,883         3,005
       Income taxes payable                            --         1,719
       Long-term debt, due within one year          1,538         1,682
       Capital lease obligations, due within
         one year                                     634           670
                                                 --------      --------
           Total current liabilities               11,881        16,795

     Long-term debt, due after one year            44,150        43,029
     Notes payable to bank                         82,480        79,900
     Capital lease obligations, due after
       one year                                     1,748         1,211
     Deferred income taxes                          6,349         6,601
     Minority interest in partnerships              4,364         2,893
                                                 --------      --------
           Total liabilities                      150,972       150,429
                                                 --------      --------
     Commitments and contingencies

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED BALANCE SHEETS (UNAUDITED), CONTINUED
     December 31, 1998 and September 30, 1999
     (in thousands, except share data)


                                               December 31,  September 30,
                                               1998          1999
                                               ------------  -------------

     Stockholders' equity:
       Preferred stock - 5,000,000 shares
         authorized, $0.01 par value, -0-
         shares issued and outstanding           $     --      $     --
       Common stock - 50,000,000 shares
         authorized, $0.01 par value;
         12,660,847 and 12,786,392 shares
         issued and outstanding                       126           128
       Additional paid-in capital                  80,892        82,737
       Retained earnings                           12,913        20,202
                                                 --------      --------
           Total stockholders' equity              93,931       103,067
                                                 --------      --------
           Total liabilities and stockholders'
             equity                              $244,903      $253,496
                                                 ========      ========


     The accompanying notes are an integral part of the consolidated financial statements.

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) for the three and nine months ended September 30, 1998 and 1999 (in thousands, except per share data)

                                                         Three Months Ended  Nine Months Ended
                                                         September 30,       September 30,
                                                         ------------------  -----------------
                                                         1998      1999      1998      1999
                                                         -------   -------   -------   -------
      Revenues:
        Hotels and restaurants:
          Rooms                                          $16,813   $18,624   $35,365   $45,632



          Food and beverage                                6,778     7,723    16,636    22,250
          Other                                            1,289     1,441     3,036     3,758
                                                         -------   -------   -------   -------
              Total hotels and restaurants                24,880    27,788    55,037    71,640

        Entertainment, management and services               907     4,072     2,933     6,498
        Rental operations                                  1,801     1,898     5,315     5,745
                                                         -------   -------   -------   -------
              Total revenues                              27,588    33,758    63,285    83,883
                                                         -------   -------   -------   -------
      Operating expenses:
        Direct:
          Hotels and restaurants:
            Rooms                                          4,035     4,658     9,080    12,214
            Food and beverage                              5,412     6,296    13,573    17,760
            Other                                            590       692     1,366     1,672
                                                         -------   -------   -------   -------
              Total hotels and restaurants                10,037    11,646    24,019    31,646

          Entertainment, management and services             640     3,833     2,055     5,436
          Rental operations                                  439       520     1,171     1,551
                                                         -------   -------   -------   -------
              Total direct expenses                       11,116    15,999    27,245    38,633
                                                         -------   -------   -------   -------
        Undistributed operating expenses:
          Selling, general and administrative              2,974     3,736     7,199    10,450
          Property operating costs                         3,001     3,291     6,977     9,422
          Corporate expenses                                 453       556     1,295     1,623
          Depreciation and amortization                    1,621     1,985     4,357     5,884
                                                         -------   -------   -------   -------
              Total undistributed operating expenses       8,049     9,568    19,828    27,379
                                                         -------   -------   -------   -------
              Total expenses                              19,165    25,567    47,073    66,012
                                                         -------   -------   -------   -------
      Operating income                                     8,423     8,191    16,212    17,871

      Other income (expense):
        Interest expense, net of amounts capitalized      (1,936)   (2,419)   (5,990)   (7,039)
        Interest income                                       75       116       271       263
        Other income                                           6         7         5        16
        Minority interest in partnerships                   (203)     (125)     (247)     (180)
                                                         -------   -------   -------   -------

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED), CONTINUED for the three and nine months ended September 30, 1998 and 1999 (in thousands, except per share data)

                                                         Three Months Ended  Nine Months Ended
                                                         September 30,       September 30,
                                                         ------------------  -----------------
                                                         1998      1999      1998      1999
                                                         -------   -------   -------   ------
      Income before income taxes, extraordinary item
        and cumulative effect of change in accounting
        principle                                        $ 6,365   $ 5,770   $10,251   $10,931
      Income tax provision                                 2,228     1,846     3,549     3,499
                                                         -------   -------   -------   -------
      Income before extraordinary item and cumulative
        effect of change in accounting principle           4,137     3,924     6,702     7,432
      Extraordinary item, net of income tax benefit          (16)       --      (546)      (10)
      Cumulative effect of change in accounting
        principle, net of income tax benefit                  --        --        --      (133)
                                                         -------   -------   -------   -------
      Net income                                         $ 4,121   $ 3,924   $ 6,156   $ 7,289
                                                         =======   =======   =======   =======
      Net income per share -- basic and diluted:

        Income before extraordinary item and
          cumulative effect of change in accounting
          principle                                      $  0.32   $  0.31   $  0.61   $  0.58
        Extraordinary item                                    --        --     (0.05)      Nil
        Cumulative effect of change in accounting
          principle                                           --        --        --     (0.01)
                                                         -------   -------   -------   -------
          Net income per share                           $  0.32   $  0.31   $  0.56   $  0.57
                                                         =======   =======   =======   =======
      Weighted-average common shares outstanding --
        basic                                             12,983    12,786    10,907    12,713
                                                         =======   =======   =======   =======
      Weighted-average common shares outstanding --
        diluted                                           13,379    13,082    11,201    13,069
                                                         =======   =======   =======   =======

     The accompanying notes are an integral part of the consolidated financial statements.

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the nine months ended September 30, 1998 and 1999
     (in thousands)

                                                       1998       1999
                                                       --------   --------
     Operating activities:
       Net income                                      $  6,156   $  7,289
       Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation and amortization                  4,357      5,884
           Minority interest in partnerships                247        180
           Extraordinary item                               546         10
           Cumulative effect of change in accounting
             principle                                       --        133
           Deferred income taxes                             --        252
           Compensation expense related to stock
             issuance                                       174        167
           Change in:
             Accounts receivable                         (3,580)    (1,856)
             Inventories                                   (326)       (51)
             Prepaid expenses and deposits                  682       (721)
             Other assets                                  (388)        --
             Income taxes receivable/payable                 --      2,751
             Accounts payable                             2,149      3,795
             Accrued payroll and related benefits           973        964
             Accrued interest payable                      (314)      (866)
             Other accrued expenses                       3,315       (878)
                                                       --------   --------
               Net cash provided by operating
                 activities                              13,991     17,053
                                                       --------   --------
     Investing activities:
       Additions to property and equipment               (4,917)    (7,744)
       Acquisitions of property and equipment           (86,132)        --
       Issuance of note receivable                      (17,112)      (225)
       Payments on note receivable                       17,112         --
       Purchase of other assets                            (300)        --
       Other, net                                          (475)      (731)
                                                       --------   --------
               Net cash used in investing activities    (91,824)    (8,700)
                                                       --------   --------

     CAVANAUGHS HOSPITALITY CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED for the nine months ended September 30, 1998 and 1999
     (in thousands)

                                                       1998       1999
                                                       --------   --------
     Financing activities:
       Distributions to stockholders and partners      $    (27)  $    (73)
       Proceeds from issuance of common stock under
         employee stock purchase plan                        77        102
       Net proceeds from initial public offering
         of common stock                                 81,468         --
       Purchase and retirement of common stock           (3,391)        --
       Proceeds from note payable                         1,925      8,680
       Repayment of note payable                         (3,054)   (11,260)
       Proceeds from long-term debt                      75,483         --
       Repayment of long-term debt                      (70,124)    (1,227)
       Advances from (payments to) affiliates            (1,133)        --
       Principal payments on capital lease
         obligations                                       (415)      (501)
       Additions to deferred financing costs             (1,210)      (488)
                                                       --------   --------
           Net cash provided by (used in) financing
             activities                                  79,599     (4,767)
                                                       --------   --------
     Change in cash and cash equivalents:
       Net increase in cash and cash equivalents          1,766      3,586
       Cash and cash equivalents at beginning of
         period                                           4,955      4,267
                                                       --------   --------
       Cash and cash equivalents at end of period      $  6,721   $  7,853
                                                       ========   ========
     Supplemental disclosure of cash flow
       information:
         Noncash investing and financing activities:
           Acquisition of property under capital
             leases                                    $    262   $     --
           Issuance of operating partnership units
             for property acquisitions                    4,548         --
           Acquisition of property through assumption
             of debt or issuance of note payable         10,687        250
           Stock issued for partial acquisition of
             partnership interest                           879         --
           Acquisition of equipment through cancel-
             lation of note receivable                       --        225
           Conversion of operating partnership units
             to common stock                                 --      1,578

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

          In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at September 30, 1999, the consolidated results of operations for the three and nine months ended September 30, 1999 and 1998 and the consolidated cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.

      2.  ORGANIZATION:

          At September 30, 1998, the Company controlled and operated (through ownership or lease with purchase option agreements) 18 hotel properties. At September 30, 1999, the Company controlled and operated 19 hotel properties in Seattle, Spokane, Yakima, Kennewick and Olympia, Washington; Post Falls, Boise, Twin Falls, Pocatello and Idaho Falls, Idaho; Kalispell and Helena, Montana; Portland, Oregon and Salt Lake City, Utah under its Cavanaughs(R) brand. Additionally, the Company provides computerized ticketing for entertainment events and arranges Broadway and other entertainment event productions. Further, during the second quarter 1999, the Company announced the launch of [www.TicketsWest.com], an Internet ticketing service offering consumers up-to-the-minute information on live entertainment and the ability to make real-time ticket purchases of the best available seats to events through the website. The Company also leases retail and office space in buildings owned by the Company and manages residential and commercial properties in Washington, Idaho and Montana. The Company's operations are segregated into three divisions: (1) hotels and restaurants, (2) entertainment, management and services, and (3) rental operations.

      3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          In April 1998, Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities" was issued. The SOP requires that all costs of start-up activities and organization costs be expensed as incurred. The Company adopted the provisions of SOP 98-5 on January 1, 1999 and reported the change as a cumulative effect of an accounting change in the consolidated statement of income. The adoption of SOP 98-5 resulted in the cumulative effect of an accounting change of $133,000, which is net of $68,000 of income taxes, being recognized during the nine-month period ended September 30, 1999.

      4.  LONG-TERM DEBT AND LINE OF CREDIT:

          In May 1998, the Company obtained an $80 million revolving secured credit facility with a bank. In February 1999, the credit facility was increased to $100 million. The credit facility requires that the Company maintain certain financial ratios and minimum levels of cash flows. Any outstanding borrowings will bear interest based on the prime rate or LIBOR, plus 180 to 250 basis points depending on the total funded debt levels. The credit facility matures in May 2003. At
          September 30, 1999, $79.9 million is outstanding under the credit facility. The Company was in compliance with all required covenants at September 30, 1999.

          During the nine-month period ended September 30, 1999, the Company paid off certain debt prior to its maturity date. Deferred loan fees associated with this debt of $15,000 have been written off and reported as an extraordinary item, net of a $5,000 income tax benefit.


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

          Selected information with respect to the segments is as follows (in thousands):

                                                Three Months Ended    Nine Months Ended
                                                September 30,         September 30,
                                                -------------------   -------------------
                                                1998       1999       1998       1999
                                                --------   --------   --------   --------
              Revenues:
                 Hotels and restaurants         $ 24,880   $ 27,788   $ 55,037   $ 71,640
                 Entertainment, management
                   and services                      907      4,072      2,933      6,498
                 Rental operations                 1,801      1,898      5,315      5,745
                                                --------   --------   --------   --------
                                                $ 27,588   $ 33,758   $ 63,285   $ 83,883
                                                ========   ========   ========   ========
              Operating income:
                 Hotels and restaurants         $ 14,843   $ 16,142   $ 31,018   $ 39,994
                 Entertainment, management
                   and services                      267        239        878      1,062
                 Rental operations                 1,362      1,378      4,144      4,194
                 Undistributed operating
                   expenses                       (8,049)    (9,568)   (19,828)   (27,379)
                                                --------   --------   --------   --------
                                                $  8,423   $  8,191   $ 16,212   $ 17,871
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

                                               Three Months Ended        Nine Months Ended
                                               September 30,             September 30,
                                               ------------------        ------------------
                                               1998      1999            1998      1999
                                               -------   -------         -------   -------
              Numerator:
                Income before extra-
                   ordinary item and
                   cumulative effect of
                   change in accounting
                   principle                   $ 4,137   $ 3,924         $ 6,702   $ 7,432
                Extraordinary item                 (16)       --            (546)      (10)
                Cumulative effect of change
                   in accounting principle          --        --              --      (133)
                                               -------   -------         -------   -------
                     Net income - basic          4,121     3,924           6,156     7,289
                Effect of dilutive OP Units        126        91             180       187
                                               -------   -------         -------   -------
                Net income - diluted           $ 4,247   $ 4,015         $ 6,336   $ 7,476
                                               =======   =======         =======   =======

                                               Three Months Ended        Nine Months Ended
                                               September 30,             September 30,
                                               ------------------        ------------------
                                               1998      1999            1998      1999
                                               -------   -------         -------   -------
              Denominator:
                Weighted-average shares
                   outstanding - basic          12,983    12,786          10,907    12,713
                Effect of dilutive
                   OP Units                        396       296             294       356
                Effect of dilutive common
                   stock options                    (A)       (A)             (A)       (A)
                                               -------   -------         -------   -------
                Weighted-average shares
                   outstanding - diluted        13,379    13,082          11,201    13,069
                                               =======   =======         =======   =======
              Earnings Per Share - basic
                and diluted
                   Income per share before
                     extraordinary item and
                     cumulative effect of
                     change in accounting
                     principle                 $  0.32   $  0.31         $  0.61   $  0.58
                   Extraordinary item               --        --           (0.05)      Nil
                   Cumulative effect of
                     change in accounting
                     principle                      --        --              --     (0.01)
                                               -------   -------         -------   -------
                   Net income per share -
                     basic and diluted         $  0.32   $  0.31         $  0.56   $  0.57
                                               =======   =======         =======   =======

            (A) For the three and nine months ended September 30, 1999,
                978,851 stock options were outstanding. For the three and nine months ended September 30, 1998, 804,503 stock options were outstanding. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

     7.  1999 ACQUISITIONS:

         In October 1999, Ticketswest.com, an operating division of the Company announced the acquisition of Oregon Ticket Company, Inc. (d.b.a. Fastixx), headquartered in Portland, Oregon. Fastixx's extensive 93 outlet ticketing system stretches from Canada to the northern border of California, including Seattle, Bellingham, Bellevue, Tacoma, Olympia and Vancouver, Washington, and Portland, Salem, Eugene and Medford, Oregon. Ticketswest.com also announced the acquisition of The Show Terminal, LLC (d.b.a. Colorado

        Neighborhood Box Office). Colorado Neighborhood Box Office provides ticketing services to entertainment events in and around Colorado Springs, Colorado.

        Both of these acquisitions will be accounted for under the purchase method of accounting and will be included in the Company's consolidated financial statements as of their respective dates of acquisition.

     CAVANAUGHS HOSPITALITY CORPORATION
     Part I - Financial Information


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General
     -------
     The following discussion and analysis addresses the results of operations for the Company for the three and nine months ended September 30, 1998 and 1999. The following should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in "Risk Factors" and elsewhere in the Form 10-K for the year ended December 31, 1998, previously filed by the Company with the Securities and Exchange Commission.

     The Company's revenues are derived primarily from the Hotels and reflect revenue from rooms, food and beverage and other sources, including telephone, guest services, banquet room rentals, gift shops and other amenities. Hotel revenues accounted for 85.4% of total revenue in the nine months ended September 30, 1999 and increased 30.2% from $55.0 million in 1998 to $71.6 million in 1999. This increase was primarily the result of the addition of five (5) hotels and an increase in average daily rate (ADR) from the hotels owned for greater than one year, "Comparable Hotels", from $78.43 in 1998 to $81.15 in 1999, a 3.5% increase. Comparable Hotel revenue per available room (REVPAR) declined 0.1% from $47.11 in 1998 to $47.06 in 1999 primarily due to removal of low rate permanent contract business and the addition of rooms placed in service after renovation. The balance of the Company's revenues are derived from its entertainment, management and services and rental operations divisions. These revenues are generated from ticket distribution handling fees, real estate management fees, sales commissions and rents. In the nine months ended September 30, 1999, entertainment, management and services accounted for 7.7% of total revenues and rental operations accounted for 6.9% of total revenues. In March 1999, the Company acquired additional software, development rights, use agreements and a non-competition agreement for certain regions of the ticket distri-bution system it uses in the entertainment division. In April of 1999, the Company launched its Internet site, [www.TicketsWest.Com], which facilitates the real time purchase of entertainment and leisure activities. The rental operations division is expected to represent a smaller percent of total revenues in the future as the Company continues to pursue its hotel and entertainment growth strategy.

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

     The following table sets forth selected items from the consolidated statements of income as a percent of total revenues and certain other selected data:

     <capiton>
                                                     Three Months Ended   Nine Months Ended
                                                     September 30,        September 30,
                                                     ------------------   ----------------
                                                     1998      1999       1998     1999
                                                     -------   --------   ------   -------
      Revenues:
        Hotels and restaurants                        90.2%     82.3%      87.0%    85.4%
        Entertainment, management and services         3.3      12.1        4.6      7.7
        Rental operations                              6.5       5.6        8.4      6.9
                                                     -----     -----      -----    -----
      Total revenues                                 100.0%    100.0%     100.0%   100.0%
                                                     =====     =====      =====    =====
      Direct operating expenses                       40.3%     47.4%      43.1%    46.1%
                                                     -----     -----      -----    -----
      Undistributed operating expenses:
        Selling, general and administrative           10.8      11.1       11.4     12.5
        Property operating costs                      10.9       9.7       11.0     11.2
        Corporate expenses                             1.6       1.6        2.0      1.9
        Depreciation and amortization                  5.9       5.9        6.9      7.0
                                                     -----     -----      -----    -----
      Total undistributed operating expenses          29.2      28.3       31.3     32.6
                                                     -----     -----      -----    -----
      Operating income                                30.5      24.3       25.6     21.3

      Interest expense, net                           (7.0)     (7.2)      (9.5)    (8.4)
      Other income (expense)                          (0.4)     (0.0)       0.1      0.0
                                                     -----     -----      -----    -----
      Income before income taxes, extraordinary
        item and cumulative effect of change in
        accounting principle                          23.1      17.1       16.2     13.0
      Income tax provision                             8.1       5.5        5.6      4.2
                                                     -----     -----      -----    -----
      Income before extraordinary item and cumu-
        lative effect of change in accounting
        principle                                     15.0%     11.6%      10.6%     8.8%
                                                     =====     =====      =====    =====
      Comparable Hotels:
        REVPAR                                       $52.12    $52.71     $47.11   $47.06
        ADR                                           79.41     77.52      78.43    81.15
        Occupancy                                      65.6%     68.0%      60.1%    58.0%

     RESULTS OF OPERATIONS
     ---------------------
     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     Total revenues increased $20.6 million, or 32.5%, from $63.3 million in 1998 to $83.9 million in 1999. This increase is attributed primarily to revenue generated from increases in total rooms occupied and the addition of five (5) hotels.

     Total hotel and restaurant revenues increased $16.6 million, or 30.2%, from $55.0 million in 1998 to $71.6 million in 1999. ADR for the Comparable Hotels increased $2.72, or 3.5%, from $78.43 in 1998 to $81.15 in 1999. Comparable Hotel REVPAR decreased $0.05, or 0.1% from $47.11 in 1998 to $47.06 in 1999. Available room nights increased 38.4% in 1999. Total room revenue increased 29.0% from $35.4 million in 1998 to $45.6 million in 1999. The results reflect the addition of five (5) hotels which contributed, in part, to this increase in revenues.

     Entertainment, management and services revenues increased $3.6 million, or 121.5% in 1999. Entertainment revenue increased due to additional ticket sales and convenience fees from the Company's Millennium Broadway Series and other events presented by the Company. Tickets became available for purchase in March 1999.

     Rental income increased 8.1%, to $5.7 million in 1999. This increase is primarily from lease escalations and new lease contracts in the Company's office and retail buildings.

     Direct operating expenses increased $11.4 million, or 41.8%, from $27.2 million in 1998 to $38.6 million in 1999, primarily due to the increase in the number of hotel guests served and the addition of five (5) hotels, and expenses associated with the additional entertainment events presented by the Company. Direct operating expenses as a percentage of total revenues increased from 43.1% in 1998 to 46.1% in 1999.

     Total undistributed operating expenses increased $7.6 million, or 38.1%, from $19.8 million in 1998 to $27.4 million in 1999. Total undistributed operating expenses include selling, general and administrative expenses, which increased 45.2% from $7.2 million in 1998 to $10.4 million in 1999, and depreciation and amortization, which increased 35% from $4.4 million in 1998 to $5.9 million in 1999. Total undistributed operating expenses as a percentage of total revenues increased 1.3% from 31.3% in 1998 to 32.6% in 1999. The increase in undistributed operating expenses as a percentage of total revenues is primarily attributed to the addition of five (5) hotels and the additional legal, accounting and administrative expenses of being a publicly traded company.

     Operating income increased $1.7 million, or 10.2%, from $16.2 million in 1998 to $17.9 million in 1999. As a percentage of total revenues, operating income decreased from 25.6% in 1998 to 21.3% in 1999. The increase in operating income is due primarily to the addition of five
     (5) hotels.

     Interest expense increased $1.0 million, or 17.5%, from $6.0 million in 1998 to $7.0 million in 1999. This increase is primarily related to additional debt incurred with the acquisition of the five (5) hotels.

     Income tax provision was $3.5 million in 1999 and 1998. The effective income tax rate was 32.0% for 1999 and 34.6% for 1998. The provision for income tax rate is lower in 1999 due to the Company qualifying for certain historical rehabilitation tax credits.

     Income before extraordinary item and cumulative effect of change in accounting principle increased $730,000 from $6.7 million in 1998 to $7.4 million in 1999. This increase is primarily attributed to the addition of five (5) hotels in the period.

     Net income increased $1.1 million, or 18.4%, from $6.2 million in 1998 to $7.3 million in 1999.

     COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Total revenues increased $6.2 million, or 22.4%, from $27.6 million in 1998 to $33.8 million in 1999. This increase is attributed primarily to revenue generated from increases in total rooms occupied and the addition of five (5) hotels.

     Total hotel and restaurant revenues increased $2.9 million, or 11.7%, from $24.9 million in 1998 to $27.8 million in 1999. ADR for the Comparable Hotels decreased $1.89, or 2.4%, from $79.41 in 1998 to $77.52 in 1999. Comparable Hotel REVPAR increased $0.59, or 1.1% from $52.12 in 1998 to $52.71 in 1999. Available room nights increased 11.0% in 1999. Total room revenue increased 10.8% from $16.8 million in 1998 to $18.6 million in 1999. The results reflect the addition of five (5) hotels which contributed, in part, to this increase in revenues.

     Entertainment, management and services revenues increased $3.2 million, or 349% in 1999. Entertainment revenue increased due to additional ticket sales and convenience fees from the Company's Millennium Broadway Series and other events presented by the Company. Tickets became available for purchase in March 1999.

     Rental income increased 5.4%, to $1.9 million in 1999. This increase is primarily from lease escalations and new lease contracts in the Company's office and retail buildings.

     Direct operating expenses increased $4.9 million, or 43.9%, from $11.1 million in 1998 to $16.0 million in 1999, primarily due to additional expenses associated with the additional entertainment events presented by the Company and the increase in the number of hotel guests served and the addition of five (5) hotels. This represents an increase in direct operating expenses as a percentage of total revenues from 40.3% in 1998 to 47.4% in 1999.

     Total undistributed operating expenses increased $1.5 million, or 18.9%, from $8.0 million in 1998 to $9.6 million in 1999. Total undistributed operating expenses include selling, general and administrative expenses, which increased 25.6% from $3.0 million in 1998 to $3.7 million in 1999, and depreciation and amortization, which increased 22.5% from $1.6 million in 1998 to $2.0 million in 1999. Total undistributed operating expenses as a percentage of total revenues decreased 0.9% from 29.2% in 1998 to 28.3% in 1999. The decrease in undistributed operating expenses as a percentage of total revenues is primarily attributed to the additional gross revenues from entertainment events presented by the Company.

     Operating income decreased $232,000, or 2.8%, from $8.4 million in 1998 to $8.2 million in 1999. As a percentage of total revenues, operating income decreased from 30.5% in 1998 to 24.3% in 1999. The decrease in operating income is due primarily to the addition of five (5) hotels.

     Interest expense increased $482,000, or 24.9%, from $1.9 million in 1998 to $2.4 million in 1999. This increase is primarily related to the additional debt incurred with the acquisition of the five (5) hotels.

     Income tax provision was $1.8 million in 1999. The effective income tax rate for 1999 was 32% and 35% in 1998.

     Income before extraordinary item and cumulative effect of change in accounting principle decreased $214,000 from $4.1 million in 1998 to $3.9 million in 1999. This decrease is primarily attributed to the addition of five (5) hotels in the period.

     Net income decreased $197,000, or 4.8%, from $4.1 million in 1998 to $3.9 million in 1999.

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

     At September 30, 1999, the Company had $7.9 million in cash and cash equivalents. The Company has made extensive capital expenditures over the last two years, investing $123.6 million during the year ended December 31, 1998, and $8.1 million in owned and joint venture properties through September 30, 1999. These expenditures included guest room, lounge and restaurant renovations, public area refurbishment, telephone and computer system upgrades, tenant improvements, property acquisitions, construction, and corporate expenditures and were funded from the initial public offering, issuance of operating partnership units, operating cash flow and debt. The Company establishes reserves for capital replacement in the amount of 4.0% of the prior year's actual gross hotel income to maintain the Hotels at acceptable levels. Acquired hotel properties have a separate capital budget for purchase, construction, renovation, and branding costs. Capital expenditures planned for Hotels in 1999, excluding acquisitions of additional hotels, are expected to be approximately $12.8 million. Management believes the consistent renovation and upgrading of the Hotels and other properties is imperative to its long-term reputation and customer satisfaction.

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

     The Revolving Credit Facility contains various representations, warranties, covenants and events of default deemed appropriate for a Credit Facility of similar size and nature. Covenants and provisions in the definitive credit agreement governing the Revolving Credit Facility include, among other things, limitations on: (i) substantive changes in the Company's and Operating Partnership's current business activities, (ii) liquidation, dissolution, mergers, consolidations, dispositions of material property or assets involving the Company and its affiliates or their assets, as the case may be, and acquisitions of property or assets of others, (iii) the creation or existence of deeds of trust or other liens on property or assets, (iv) the addition or existence of indebtedness, including guarantees and other contingent obligations, (v) loans and advances to others and investments in others, (vi) redemption of subordinated debt, (vii) amendment or modification of certain material documents or of the Articles in a manner adverse to the interests of the lenders under the Revolving Credit Facility, (viii) payment of dividends or distributions on the Company's capital stock, and (ix) maintenance of certain financial ratios. Each of the covenants described above provide for certain ordinary course of business and other exceptions. If the Company breaches any of these covenants and does not obtain a waiver of that breach, the breach will constitute an event of default under the Revolving Credit Facility. At September 30, 1999, the Company had $79.9 million outstanding under the Revolving Credit Facility and was in compliance with all required covenants. The Revolving Credit Facility restricted the Company from paying any dividends as of September 30, 1999.

     In addition to the Revolving Credit Facility, as of September 30, 1999, the Company had debt and capital leases outstanding of approximately $46.6 million consisting of primarily variable and fixed rate debt secured by individual properties.

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

     State of Readiness:

     IT SYSTEMS: The Company has completed 100% of the assessment of all of its information technology("IT") hardware and software systems for Year 2000 issues. Of the critical hardware and software applications evaluated (hardware and software applications for reservation, accounting, payroll and billing functions), only the payroll application has been determined to be non-compliant with Year 2000 functionality. The Company had anticipated retiring its non-compliant payroll application independent of any Year 2000 issues and has completed the replacement of it with a Year 2000 compliant system. Individual older personal computers which are scheduled for replacement in ordinary course of upgrades are not included in these percentages.

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


     NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------
     In April 1998, Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities" was issued. The SOP requires that all costs of start-up activities and organization costs be expensed as incurred. The Company adopted the provisions of SOP 98-5 on January 1, 1999 and reported the change as a cumulative effect of an accounting change of $133,000, which is net of income taxes, in the statement of income.

     Part II - Other Information
     ---------------------------
     ITEMS 1, 2, 3, 4 and 5 of Part II are omitted from this report as they are not applicable.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits

                   27.1  Financial Data Schedule

              (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed for the nine months ended September 30, 1999.

     CAVANAUGHS HOSPITALITY CORPORATION


     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities stated and on the date indicated.


                                   CAVANAUGHS HOSPITALITY CORPORATION
                                   (Registrant)

     Date: November 12, 1999       By:  /s/ Arthur M. Coffey
           ---------------------        -----------------------------------
                                        Arthur M. Coffey, Executive Vice
                                          President and Chief Financial
                                          Officer