Form 10-K405
period 1999-12-31
WESTCOAST HOSPITALITY CORP
filed 2000-03-30
CIK 1052595

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

 (Mark One)

|X| ANNUAL report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended December 31, 1999

                                       OR

|_| Transition report PURSUANT TO Section 13 or 15(d) of the SECURITIES Exchange
    Act OF 1934

For the transition period from _______ to _______

                        Commission File Number 001-13957
                                               ---------

                        WESTCOAST HOSPITALITY CORPORATION

             (Exact Name of Registrant as Specified in Its Charter)


           WASHINGTON                                   91-1032187
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)
 201 W. NORTH RIVER DRIVE, SUITE 100
         SPOKANE WASHINGTON                             99201-2293
(Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code:   (509) 459-6100

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class             Name of Each Exchange on Which Registered
       -------------------             -----------------------------------------
Common Stock, par value $.01 per share         New York Stock Exchange

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

Yes |X|  No
    ---     ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the Registrant's voting common stock held by non-affiliates was $ 53,977,995 as of February 29, 2000. There were 12,937,726 shares of the Registrant's common stock outstanding as of February 29, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE.

      Documents incorporated by reference herein: Proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the Registrant's 1999 fiscal year is incorporated by reference herein in Part III.

                                TABLE OF CONTENTS

  Part      Item No.   Description                                                                      Page No.
-----------------------------------------------------------------------------------------------------------------
    I          1       Business......................................................................       3

    I          2       Properties....................................................................       15

    I          3       Legal ........................................................................       17

    I          4       Submission Of Matters To A Vote Of The Security Holders ......................       17

   II          5       Market For Registrant's Common Equity and ....................................       18

   II          6       Selected Financial

   II          7       Management's Discussion and Analysis Of Financial Condition and Results ......       18
                       of Operations ................................................................       20

   II          7A      Quantitative and Qualitative Disclosures About Market Risk....................       20

   II          8       Financial Statements and Supplementary Data ..................................       29

   II          9       Changes In and Disagreements With Accountants On Accounting and
                       Financial Disclosure .........................................................       57

   III         10      Directors and Executive Officers Of The Registrant ...........................       57

   III         11      Executive Compensation .......................................................       57

   III         12      Security Ownership Of Certain Beneficial
                       Owners and Management ........................................................       57

   III         13      Certain Relationships and Related Transactions ...............................       57

   IV          14      Exhibits, Financial Statement Schedules,
                       and Reports On Form 8-K ......................................................       58

                                     PART I

ITEM 1.  BUSINESS

                                   THE COMPANY

         WestCoast Hospitality Corporation ("WestCoast") is a hotel operating company that owns, operates, franchises, acquires, develops, renovates and repositions full service hotels in the Western United States under its proprietary brand names, "Cavanaughs(R)" and "WestCoast(R)". Substantially all of WestCoast's assets, including the hotels, are owned by or for the benefit of WestCoast Hospitality Limited Partnership, a Delaware limited partnership, ("the Operating Partnership"). WestCoast Hospitality Corporation and WestCoast Hospitality Limited Partnership were formerly known as Cavanaughs Hospitality Corporation and Cavanaughs Hospitality Limited Partnership, respectively, until February 2000 (see "Recent Events"). WestCoast manages the day to day operations of the partnership in its capacity as sole general partner. The Company currently has ownership interests and operates 24 hotel properties, manages an additional 9 properties and franchises an additional 13 properties, totaling 46 hotels in 9 states, including Alaska, Arizona, California, Hawaii, Idaho, Montana, Oregon, Utah and Washington. The Company intends to re-brand 18 of its 19 Cavanaughs hotels to the WestCoast brand during 2000 (see "Recent Events"). Additionally, the Company provides computerized ticketing for entertainment events and arranges Broadway and other entertainment event productions. Further, during the second quarter 1999, the Company announced the launch of www.TicketsWest.com(TM), an Internet ticketing service offering consumers up-to-the-minute information on live entertainment and the ability to make real-time ticket purchases of the best available seats to events through the website. The Company owns and manages ticketing operations in Washington, Oregon, Idaho, Montana and Colorado. The Company also leases retail and office space in buildings owned by the Company and manages residential and commercial properties in Washington, Idaho and Montana. We are seeking to become the dominant full service Hotel Company in the Western United States and Canada by providing customers with access to a WestCoast brand hotel in multiple locations throughout the region. Our growth strategy focuses on:

         o the acquisition and re-branding of full service hotels with the WestCoast name;

         o the acquisition, conversion and redevelopment of non-hotel properties into WestCoast brand hotels;

         o    the construction of new WestCoast hotels;

         o    the expansion of existing WestCoast hotels;

         o    the management of third party owned hotels; and

         o franchising of the WestCoast brand to third party hotel owners and operators.

         Our operating strategy is designed to enhance our revenue and operating margins by increasing revenue per available room, "REVPAR", average daily rate, "ADR", occupancy and operating efficiencies at our hotels. This strategy includes:

         o building brand name recognition by maintaining our strategic focus on the Western United States and Canada;

         o promoting a coordinated marketing program utilizing corporate level sales and marketing departments in conjunction with local hotel-based sales and marketing personnel;

         o controlling operating expenses and achieving cost reductions through operating efficiencies and economies of scale;

         o enhancing guest satisfaction and loyalty by providing high quality service;

         o utilizing our yield management and proprietary management information systems to enable the general managers of each hotel to optimize revenue per available room, average daily rates, occupancy and net income;

         o maintaining a consistent level of quality at the hotels through our maintenance and capital expenditure programs;

         o emphasizing the quality of our food and beverage services to attract convention, group and special event business and to create local awareness of the hotels;

         o providing valuable guest benefit programs that promote customer loyalty, such as frequent flier mileage and repeat guest programs; and

         o attracting and retaining qualified employees by providing ongoing training and incentive programs at all levels of employment to enhance productivity and align the efforts of employees with our objectives.

         For the calendar year ended December 31, 1999, the Company's revenues were $110.1 million, operating income was $21.0 million, net income was $8.0 million, REVPAR for Comparable Hotels (Hotels owned for greater than one year) was $44.86 and ADR was $80.80. Effective December 31, 1999 the Company acquired WestCoast Hotels, Inc., pro forma operating results as though the acquisition had taken place on January 1, 1999 are: revenues $125.3 million, operating income $24.2 million, and net income $7.8 million.

         The Company has a $120 million Revolving Credit facility provided by U.S. Bank N.A., as agent, which is used by the Company to finance property acquisitions, development and capital improvements and for general corporate purposes. As an alternative to debt financing, the Company may issue shares of Common Stock or limited partnership interests in the Operating Partnership ("OP Units") as consideration in future hotel acquisitions. The issuance of OP Units in exchange for hotels may allow the current owners of such hotels to achieve certain tax advantages when selling such hotels to the Company.

         In addition to the Hotels and Restaurant division, the Company operates three other divisions: (i) Franchise and Central Services (ii) Ticketswest.com and (iii) Real Estate Division. The Franchise and Central Services division is newly created with the acquisition of WestCoast Hotels, Inc., and focuses on franchising the WestCoast brand to third party hotel owners and providing centralized purchasing and support services to these properties. The TicketsWest.com division includes computerized event ticketing through G&B Select A Seat, Fastixx, Colorado Neighborhood Box Office (CNBO), and the www.TicketsWest.com website. The TicketsWest.com division was founded in 1987 with the G&B Select A Seat operation in Eastern Washington. The division acquired the operations of Fastixx, CNBO, and certain software license rights in 1999 (see "Recent Events") and pro forma, as though the acquisitions took place on January 1, 1999, ticket sales for the combined distribution in 1999 was 3.9 million tickets. The division also is the presenter of shows and special events through WestCoast Entertainment, formerly G&B Presents, which was also founded in 1987 and has presented over 110 Broadway theatrical presentations and special events in the last twelve years. These services generate income from ticket sales and handling fees as well as additional room occupancy at the Hotels. The TicketsWest.com division includes the Company-operated toll-free call center (the "Toll-Free Call Center") which services the hotel reservations. The Company's Real Estate Division includes ownership of four office properties and one retail property containing in excess of 590,000 square feet of leasable space, the majority of which are located near the Hotels, and third-party management and/or leasing agent of more than 3.4 million square feet of retail and office properties and approximately 2,096 residential units in the Northwest.

                            STRUCTURE OF THE COMPANY

         The Company is the sole general partner of the Operating Partnership. The Company conducts substantially all of its business and holds substantially all of the Hotels, through the Operating Partnership. As sole general partner of the Operating Partnership, the Company has exclusive power to manage and conduct the operations of the Operating Partnership. Subject to certain holding period requirements, OP Units will be exchangeable, at the option of the holders thereof, for cash in an amount equal to the market value of an equivalent number of shares of Common Stock. The Company has the right, however, if OP Units are presented for exchange, to deliver to the holder of such OP Units, in lieu of cash, shares of Common Stock, on a one-for-one basis (subject to adjustment in the event of stock splits, stock dividends, combinations and reorganizations). As general partner of the Operating Partnership, whenever the Company shall issue shares of capital stock, the Company will contribute the net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue to the Company an equivalent number of OP Units with rights corresponding to the shares of capital stock issued by the Company. In addition to the Operating Partnership, the Company holds a 50% general partner interest in Cowley Street Limited Partnership, a Washington limited partnership which owns the Budget Inn, formerly Cavanaughs Fourth Avenue.

                                  RECENT EVENTS

         On March 29, 1999, WestCoast acquired certain exclusive and non-exclusive software license and development rights for the Select A Seat ticketing system from Lasergate Systems, Inc.

         On October 26, 1999, WestCoast acquired substantially all of the assets of The Show Terminal, LLC (d.b.a. Colorado Neighborhood Box Office), headquartered in Colorado Springs, Colorado. The acquisition was the first expansion of WestCoast operations into the state of Colorado. Colorado Neighborhood Box Office sells tickets to entertainment events throughout the Colorado Springs area. Since the acquisition, TicketsWest.com(TM) has announced an agreement to sell ski lift tickets for Colorado area resorts through the King Soopers grocery chain, located in and around the cities of Fort Collins, Denver, Boulder, and Colorado Springs, Colorado.

         On November 1, 1999, WestCoast acquired Oregon Ticket Company, Inc. (d.b.a. Fastixx), headquartered in Portland, Oregon. The acquisition increased the number of TicketsWest.com(TM) outlets from 23 to 116 and expanded the TicketsWest.com division's geographic presence into Oregon and Western Washington. The Company merged Oregon Ticket Company into a newly formed wholly owned subsidiary of TicketsWest.com.

         Effective December 31, 1999, WestCoast acquired WestCoast Hotels, Inc., headquartered in Seattle, Washington. Effective February 3, 2000, we changed our name to WestCoast Hospitality Corporation. We intend to re-brand 18 of our 19 Cavanaughs hotels to the WestCoast brand in 2000. The acquisition grows the chain to 46 hotels with 8,789 rooms and increases the Company's lodging presence from five states to nine. Of the 46 hotels, we:

         o    have ownership interest in and manage 24 hotels with 4,647 rooms;

         o    manage and market an additional 9 hotels with 1,693 rooms; and

         o market under the WestCoast brand an additional 13 hotels with 2,449 rooms.

         The acquisition opens up a new revenue stream for us in the form of fee-based management and franchise revenues from its WestCoast brand, something not previously offered by the Company under the Cavanaughs brand. Key management of WestCoast Hotels, Inc., including Rodney D. Olson and Michael Bashaw, remain with the combined company. Rodney D. Olson has been nominated to our Board of Directors, to be voted on at our upcoming annual stockholders meeting. Donald Barbieri continues as Chairman, President and Chief Executive Officer of WestCoast Hospitality Corporation.

         WestCoast Hotels was established in 1910 as Vance Hotels. In 1987, with three properties, Vance Hotels changed its name to become WestCoast Hotels. Hotel ownership has been a component of the WestCoast Hotel business, but they have primarily focused on the franchise and management of hotels. They were recently named in "Top 20 Management Companies in the U.S." by Hotel and Motel Management and Hotels Magazines.

         We believe that combining WestCoast with Cavanaughs will result in synergies that include revenue enhancements as well as expense reductions. Revenue enhancement opportunities include cross selling among hotels and overflowing to Company hotels in cities that have multiple properties, such as Seattle, Washington, where previously we had only one hotel. In addition, the ongoing development of a new frequent-guest reward program, called WestAwards(TM), may increase occupancy by offering more variety in ways to spend points earned from the program, such as stays at resort locations or entertainment from TicketsWest.com(TM), the Company's entertainment division. Expense reductions should be realized in combining marketing, spreading overhead costs, eliminating duplicate corporate expenses and purchasing economies of scale.

         On January 24, 2000, the Company announced a strategic alliance with Canada based Coast Hotels & Resorts. Coast Hotels & Resorts is western Canada's largest regional hotel chain, with 20 hotels and 2,816 rooms in British Columbia and Alberta. Its principal office is located in Vancouver, British Columbia. The relationship between the two full-service lodging companies includes a marketing affiliation as well as cross selling among the hotels. Other components of the alliance include an integrated website designed to allow one-stop shopping for the combined 66 hotels and 11,605 rooms throughout the western United States and Canada, as well as a joint central purchasing program that takes advantage of volume purchasing and rebates. Finally, integration of toll-free call centers between the two companies will result in the ability for either call center to sell inventory from both hotel chains. The marketing affiliation will include publishing joint hotel and resort directories as well as producing combined marketing presentations that will focus on cross selling groups among the hotels. The tour and travel segment is expected to generate the largest portion of the cross selling between the two brands. The integration of the websites will aggregate content from both hotel chains as well as TicketsWest.com(TM). In 1999, WestCoast Entertainment presented the Broadway musical Cats in Edmonton and Calgary, Alberta, both cities in which Coast Hotels & Resorts has hotels. TicketsWest.com(TM) expects to participate in other ticketing opportunities in western Canada, which would provide the opportunity to package entertainment with hotel rooms from Coast Hotels & Resorts.

         Since 1968, when Donald Barbieri, the Company's Chairman, President and Chief Executive Officer, joined the Company, the Company has grown from five employees to approximately 4,100 employees as of December 31, 1999, including the acquisition of WestCoast Hotels, Inc. WestCoast's principal executive offices are located at 201 W. North River Drive, Suite 100, Spokane, Washington 99201 and its telephone number is (509) 459-6100. Our website addresses are www.WestCoastHotels.com and www.TicketsWest.com.

                                INDUSTRY OVERVIEW

         The domestic lodging industry completed its fifth year of record profitability in 1998, during which time it produced a record profit of $20.9 billion. Smith Travel Research Lodging Outlook (February, 2000) indicated that it is expected that the average U.S. hotel occupancy ended in 1999 slightly down from 1998, due to supply growth exceeding demand growth. ADR growth ended 1999 with 4.0% growth over 1998, while REVPAR grew by 3.1%. With the net addition of 142,000 rooms to the existing inventory, the industry maintained its overall revenue growth of 7.4% in 1999, even with the slower REVPAR growth.

         The following table reflects the percentage changes in REVPAR, ADR and occupancy for the years ended December 31, 1998 and 1999 compared to the respective prior fiscal year, for (i) the Hotels that were open and operated for each of the periods presented, does not include hotels owned, operated, managed or franchised by WestCoast Hotels, Inc., (ii) U.S. full service hotels and (iii) all U.S. hotels.


                                                          PERCENTAGE CHANGE VERSUS PRIOR PERIOD
                                     ------------------------------------------------------------------------------
                                             REVPAR (1)                     ADR                    OCCUPANCY
                                     -------------------------    -----------------------   -----------------------
                                        1998           1999          1998         1999         1998         1999
                                     ----------     ----------    ----------   ----------   ----------   ----------
WestCoast Hotels (2)                    7.9%           0.5%         10.1%         3.2%        (1.3)%       (1.5)%
U.S. Full Service Hotels (3)            4.8%           3.4%          6.5%         4.1%        (1.6)%       (0.7)%
U.S. Hotels (3)(4)                      3.5%           3.1%          4.6%         4.0%        (0.7)%       (0.5)%

---------------------
(1) Determined by dividing annual room revenue by annual available rooms.
(2) Includes comparable Hotels; Hotels owned greater than one year.
(3) Source:  Smith Travel Research.
(4) Included both full service and limited service hotels


                         COMPETITION IN LODGING INDUSTRY

         The lodging industry is highly competitive. The Company competes with other national limited and full service hotel companies, as well as with various regional and local hotels. Many of the Company's competitors have a larger network of locations and greater financial resources than the Company. Competition in the United States lodging industry is based generally on brand name recognition, convenience of location, price, range of services and guest amenities offered, quality of customer service and overall product. We believe our brand recognition is good in the markets we serve and should be enhanced by reflagging our Cavanaughs brand hotels to the WestCoast brand. We have an advantage of having good locations, service and value. Demographic or other changes in one or more of the Company's markets could impact the convenience or desirability of the sites of certain of the Hotels which would adversely affect the operations of those Hotels. Further, there can be no assurance that new or existing competitors will not offer significantly lower rates or greater convenience, services or amenities or significantly expand or improve facilities in a market in which the Hotels compete, thereby adversely affecting the Company's operations.

                                  RISK FACTORS

         This document and the documents we incorporate by reference contain forward-looking statements that involve risks and uncertainties. The statements in this prospectus that are not purely historical are forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. But the absence of these words does not mean the statement is not forward-looking. We cannot guarantee the accuracy of these statements, which are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially for those we forecast in forward-looking statements due to a variety of factors, including those set forth in the following risk factors, elsewhere in this document and in the documents we have incorporated by reference. Before investing in the common stock, you should consider carefully the following factors, as well as the information contained in the rest of this document and in the documents we incorporate by reference.

We Are Subject to Conditions Affecting the Lodging Industry.

         Our revenues and our operating results are subject to conditions affecting the lodging industry. These include:

         o    changes in the national, regional and local economic climate;

         o local conditions such as an oversupply of, or a reduction in demand for, hotel rooms;

         o the attractiveness of our hotels to consumers and competition from comparable hotels;

         o the quality philosophy and performance of the managers of our hotels;

         o changes in room rates and increases in operating costs due to inflation and other factors;

         o changes in travel patterns, extreme weather conditions, cancellation of or changes in, events scheduled to occur in our markets; and

         o    the need periodically to repair and renovate our hotels.

Adverse changes in these conditions could adversely affect our financial performance.

Due to the Geographic Concentration of Our Hotels, Our Results of Operations Are Subject to Fluctuations in Regional Economic Conditions.

         Many of our hotels are currently located in the Pacific Northwest 35 of 46 hotels are located in Oregon, Washington, Idaho and Montana. As a result, our results of operations and financial condition are significantly dependent on the economy of the Pacific Northwest. The Pacific Northwest economy is dependent in large part on a number of major industries, including agriculture, tourism, technology, timber and aerospace. These industries may be affected by:

         o    changes in governmental regulations and economic conditions;

        o     the relative strength of national and local economy; and

        o     the rate of national and local unemployment.

Any of these factors could materially affect the local economies in which these industries operate.

         To the extent that general economic or other conditions in the Pacific Northwest decline and result in a decrease in customer demand in this region, our performance and results of operations will be adversely affected. In addition, we operate or market multiple hotels within several cities, including Seattle, Portland, Spokane and Yakima, Washington. A downturn in general economic or other relevant conditions in these specific markets or in any other market in which we operate could adversely impact our results of operations and financial condition.

Our Expenses May Remain Constant Even if Our Revenues Drop.

         The expenses of owning property are not necessarily reduced when circumstances such are market factors and competition cause a reduction in income from a hotel. Our financial condition and ability to service debt could be adversely affected by:

         o    interest rate levels;

         o    the availability of financing;

         o the cost of compliance with government regulations, including zoning and tax laws; and

         o changes in government regulations, including those governing usage, zoning and taxes.


We May Be Unable to Sell Hotel Properties When Appropriate.

         Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. This inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and ability to service debt. In addition, sales of appreciated real property could generate material adverse tax consequences, which may make it disadvantageous for us to sell hotels.

Our Growth is Dependent on Our Ability to Increase the Number of Our Hotels.

         We intend to continue to pursue an aggressive growth strategy for the foreseeable future. Our ability to successfully pursue new growth opportunities will depend on a number of factors. These include our ability to:

         o identify suitable hotels for acquisition, development, management or franchise;

         o    finance acquisitions and renovations; and

         o    successfully integrate new hotels into our operations.

         There is no assurance that suitable hotels for acquisition, development, management or franchise will be available or, if available, will be on acceptable terms or that capital will be available on acceptable terms. While we believe that we have sufficient capital to fund our growth strategy in the near term, this belief is based on adequate cash being generated from operations and the availability of a revolving credit facility. There is no assurance that we will generate adequate cash from operations. Even if we generate anticipated cash from operations, we may seek to obtain additional debt or equity financing, depending upon the amount of capital required to pursue future growth opportunities or address other liquidity needs.

We May Not Be Able to Effectively Integrate New Hotels Into Our Operations.

              We cannot assure you that:

         o we will be able to successfully integrate new hotels or new hotel products into our operations;

         o new hotels or new hotel products will achieve revenue and profitability levels comparable to our existing hotels; or

         o the combined business will be profitable. Newly acquired, developed or converted hotels typically begin with lower occupancy and room rates.

         Furthermore, our expansion within our existing markets could adversely affect the financial performance of our existing hotels in those markets or our overall results of operations. Expansion into new markets may present operating and marketing challenges that are different from those we currently encounter in our existing markets. There is no assurance that we will be able to anticipate all of the changing demands that expanding operations will impose on our management and management information and reservation systems. The failure to adapt our systems and procedures could have a material adverse effect on our business.

We May Not Be Able to Implement Our Growth Strategy.

         We intend to pursue a full range of growth opportunities, including acquisitions, new construction, management for third party owners and franchise agreements. We compete for growth opportunities with national and regional hospitality companies, some of which have greater name recognition, marketing support, reservation system capacity and financial resources than we do. Our ability to make acquisitions is dependent upon our relationships with owners of existing hotels and certain major hotel investors. Our failure to compete successfully for acquisitions or to attract or maintain relationships with hotel owners and major hotel investors could adversely affect our ability to expand our portfolio of hotels. Our inability to implement our external growth strategy would limit our ability to grow our revenue base.

Our Growth Is Dependent on Our Ability to Expand Our Operations.

         We intend to acquire additional hotels, ticket, and entertainment operations in the future. Acquisitions entail the risk that investments will fail to perform in accordance with our expectations. We also intend to continue the redevelopment and re-branding of other acquired hotels into "WestCoast' hotels. In addition, we expect to develop new hotels in the future, depending on market conditions. Hotel redevelopment and new project development is subject to a number of risks, including:

         o    construction delays or cost overruns;

         o risks that the hotels will not achieve anticipated performance levels; and

         o new project commencement risks such as receipt of zoning, occupancy and other required governmental permits and authorizations.

         As a result, we could incur substantial costs for a project that is never completed. There is no assurance that financing for these projects will be available or, if available, will be on acceptable terms. In addition, the renovation of our hotels is subject to a number of risks, including, without limitation, construction delays or cost overruns due to various factors. Any unanticipated delays or expenses in connection with the renovation of our hotels could have an adverse effect on our results of operations and financial condition.

We Are Subject to Real Estate Ownership Risks.

         Our ownership portfolio contains 29 properties, including 24 hotels, 2 office properties, 1 retail property and 2 mixed-use office and retail properties. Accordingly, we are subject to varying degrees of risk generally related to owning real estate. These risks, many of which are beyond our control, include:

         o changes in national, regional and local economic conditions; local real estate market conditions;

         o changes in interest rates, and the availability, cost and terms of financing and lease obligations;

         o the impact of present or future environmental legislation and adverse changes in zoning laws and other regulations; and

         o    compliance with environmental laws.

Management's Control of the Company May Limit Your Ability to Change the Composition of the Board of Directors, and May Deter a Change in Control.

         Members of the Barbieri family beneficially own, in the aggregate, 54.5% of our outstanding shares of common stock. Donald Barbieri, our Chairman, President and Chief Executive Officer, has sole voting and investment power with respect to 27.74% of the outstanding shares of common stock. So long as the Barbieri family owns a substantial portion of the outstanding common stock, it will have the ability to control our management and affairs and will have the power to approve or block most actions requiring the approval of our shareholders, including a merger, or a sale of all the assets of the company.

Compliance With Governmental Regulations Could Affect Our Results of Operations.

         The lodging industry is subject to numerous federal, state and local government regulations, including building and zoning requirements. Also, the Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could adversely affect the company. Under the Americans with Disabilities Act of 1990, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. Although we believe we are in compliance with the ADA, there is no assurance that a material ADA claim will not be asserted against us.

We Could Experience Seasonal Fluctuations in Our Results of Operations.

         The lodging industry is seasonal in nature, with the months from May through October generally accounting for a greater portion of annual revenues than the months from November through April. For example, for the year ended December 31,1999, our revenues in the first through fourth quarters were 20.1%, 25.4%, 30.7% and 23.8%, respectively, of our total revenue for such year and our net income for the first through fourth quarters was 4.4%, 37.5%, 48.9% and 9.2%, respectively, of our total net income for that year. Quarterly earnings also may be adversely affected by events beyond our control, such as extreme weather conditions, economic factors and other considerations affecting travel.

We Are Dependent on Our Senior Management.

         We place substantial reliance on the lodging industry experience and the continued availability of our senior management led by Donald K. Barbieri, Chairman, President and Chief Executive Officer, Arthur M. Coffey, Executive Vice President and Chief Financial Officer, Richard L. Barbieri, Senior Vice President and General Counsel, Thomas M. Barbieri, Executive Vice President of Hotel Operations, and David M. Bell, Executive Vice President Development. We believe that our future success and our ability to manage future growth depend in large part upon the efforts of the senior management and on our ability to attract and retain other highly qualified personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. The Company does not carry key man insurance on any of its senior management.

We May Be Unable to Locate Lessees for Our Rental Property.

         We own approximately 590,000 square feet of office and retail space in Spokane, Washington and Kalispell, Montana. We are subject to the risk that upon expiration, leases may not be renewed, the space may not be relet or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. There is no assurance that we will be able to locate tenants for rental spaces vacated in the future or receive satisfactory rents from tenants. Delays or difficulties in attracting tenants and costs incurred in preparing for tenants could reduce cash flow, decrease the value of a property or jeopardize our ability to pay our expenses. Vacancies could subsequently result due to termination of a tenant's tenancy, the tenant's financial failure or a breach of the tenant's obligations.

We Are Subject to Risks Associated With Managing and Leasing Properties Owned by Third Parties.

         We plan to continue to manage and lease properties owned by third parties. Risks associated with these activities include the risk that the related contracts (which are typically cancelable upon 30-days' notice or upon certain events, including sale of the property) will be terminated by the property owner or will be lost in connection with a sale of such property, that contracts may not be renewed upon expiration or may not be renewed on terms consistent with current terms and that the rental revenues upon which management and leasing fees are based will decline as a result of general real estate market conditions or specific market factors affecting properties managed or leased by WestCoast, resulting in decreased management or leasing fee income.

The Performance of Our Entertainment, Management and Services Division Is Particularly Subject to Fluctuations in Economic Conditions.

         Our entertainment services include computerized event ticketing and the presentation of touring Broadway shows. In addition, we attract additional hotel guests through cross-selling the products of our entertainment, management and services division. This division is vulnerable to risks associated with changes in general regional and economic conditions, the potential for significant competition and a change in consumer trends, among others. In addition, there is no assurance that Broadway shows will continue to tour the Northwest or that such productions will use the Company as a promoter.

Certain Types of Losses May Exceed Insurance Coverage.

         We carry comprehensive liability, public area liability, fire, flood, boiler and machinery, extended coverage and rental loss insurance covering our properties. There are, however, certain types of losses that are not generally insured because it is not economically feasible to insure against such losses. Should an uninsured loss or a loss in excess of insured limits occur with respect to any particular property, we could lose our capital invested in the property, as well as the anticipated future revenue from the property and, in the case of debt which is with recourse to WestCoast, would remain obligated for any mortgage debt or other financial obligations related to the property. Although we believe that our properties are adequately insured, any such loss would adversely affect us. There is no assurance that material losses in excess of insurance proceeds will not occur in the future.

We Are Subject to Environmental Risks Which Could Be Costly.

         Our operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of compliance with future legislation. Under current federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to remediate such contaminated property properly, may adversely affect the ability of the owner of the property to borrow using such property as collateral for a loan or to sell such property. Environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated, and may impose remedial or compliance costs. The costs of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could materially adversely affect our results of operations and financial condition.

         In connection with our acquisition of a property, a Phase I environmental assessment is conducted by a qualified independent environmental engineer. Phase I environmental assessments have been performed on all of our properties and we expect that all of our future hotel acquisitions will be subject to a Phase I environmental assessment. A Phase I environmental assessment involves researching historical usage's of a property, databases containing registered underground storage tanks and other matters, including an on-site inspection, to determine whether an environmental issue exists with respect to the property which needs to be addressed. If the results of a Phase I environmental assessment reveal potential issues, a Phase II environmental assessment, which may include soil testing, ground water monitoring or borings to locate underground storage tanks, may, depending upon the circumstances, be ordered for further evaluation.

         It is possible that Phase I environmental assessments will not reveal all environmental liabilities or compliance concerns or that there will be material environmental liabilities or compliance concerns of which WestCoast will not be aware. While we have not been notified by any governmental authority and we have no other knowledge of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in connection with any of our properties, no assurances can be given that future laws, ordinances or regulations will not impose any material environmental liability or the current environmental condition of our existing and future properties will not be affected by the condition of neighboring properties (such as the presence of leaking underground storage tanks) or by third parties (whether neighbors such as dry cleaners or others) unrelated to WestCoast.

We Have Incurred Debt Financing and May Incur Increased Indebtedness in Connection With Acquisitions.

         Our outstanding indebtedness as of December 31,1999 was approximately $168.0 million. Substantially all of our outstanding indebtedness is secured by individual properties, including our hotels. Borrowings under the Revolving Credit Facility are used by us to repay existing indebtedness, to fund the acquisition of hotels, to fund renovations and capital improvements to hotels and for general working capital needs. The Revolving Credit Facility is secured by deeds of trust on certain of our properties. At December 31,1999, our outstanding indebtedness had a weighted average annual interest rate of 8.55%. At December 31,1999, our ratio of long-term debt (including capital lease obligations) to equity was 1.53 to 1.

         Neither our Articles of Incorporation nor our Bylaws limit the amount of indebtedness that we may incur. Subject to limitations in our debt instruments, we expect to incur additional debt in the future to finance acquisitions and renovations and for general corporate purposes. Our continuing indebtedness could increase our vulnerability to general economic and lodging industry conditions (including increases in interest rates) and could impair our ability to obtain additional financing in the future and to take advantage of significant business opportunities that may arise. Our indebtedness is, and will likely continue to be, secured by mortgages on our hotels. There is no assurance that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets, including our hotels, to foreclosure. Adverse economic conditions could cause the terms on which borrowings become available to be unfavorable. In such circumstances, if we are in need of capital to repay indebtedness in accordance with its terms or otherwise, we could be required to liquidate one or more investments in our hotels at times which may not permit realization of the maximum return on such investments.

         Most of our outstanding indebtedness bears interest at a variable rate. Economic conditions could result in higher interest rates, which would increase debt service requirements on variable rate debt and could reduce the amount of cash available for various corporate purposes.

                           FORWARD LOOKING STATEMENTS

         Statements that are not based on historical facts are forward-looking statements subject to uncertainties and risks, including, but not limited to,
(i) the acquisition and re-branding of full service hotels with the WestCoast name, (ii) the acquisition, conversion and redevelopment of non-hotel properties into WestCoast brand hotels, (iii) the construction of new WestCoast hotels (iv) the expansion of existing WestCoast hotels and (v) the expansion of TicketsWest.com. The Company's actual results may differ significantly from those anticipated in these forward-looking statements as a result of these and other risks and factors detailed in the Company's filings with the Securities and Exchange Commission.

                                   TRADEMARKS

         "WestCoast Hotels(R)" is a registered trademark of the Company in the United States and reserved in Canada. "Cavanaughs(R)" is a registered trademark of the Company in the United States and reserved in Canada. "TicketsWest.com(R)" is a registered trademark of the Company in the United States and reserved in Canada.

                                SEGMENT REVENUES

         The information required by this item is contained in, and incorporated by reference from the Financial Statements and supplementary data, Note 15, contained herein.

ITEM 2. PROPERTIES

                                HOTEL PROPERTIES

         The Company's hotel portfolio currently contains 46 full service Hotels, with 8,789 guestrooms and approximately 436,000 square feet of meeting space, located in the Western United States. The following table sets forth certain information regarding the Company's hotel portfolio at December 31, 1999, including the acquisition of WestCoast Hotels, Inc., which had an effective date of December 31, 1999.

                                                                                                           Meeting
                                                                       Year Built/  Year          Guest      Space
                                                    Location           Acquired     Renovated     Rooms  (sq. ft.)
Owned
-----
Cavanaughs on Fifth Avenue                          Seattle, WA        1996           1996          297     12,500
Cavanaughs Inn at the Park                          Spokane, WA        1983           1997          402     26,300
Cavanaughs River Inn                                Spokane, WA        1976           1997          245      2,800
Budget Inn                                          Spokane, WA        1991           1997          153      2,600
Cavanaughs Ridpath Hotel                            Spokane, WA        1998           1996          342     16,000
Cavanaughs at Yakima Center                         Yakima, WA         1991           1997          154     11,000
Cavanaughs Gateway Hotel                            Yakima, WA         1997           1997          172      8,000
Cavanaughs at Columbia Center                       Kennewick, WA      1978           1997          162      9,700
Cavanaughs at Capitol Lake                          Olympia, WA        1998           1998          185     16,500
Cavanaughs on the Falls                             Idaho Falls, ID    1998           1994          142      8,800
Cavanaughs Templins Resort                          Post Falls, ID     1998           1996          167     11,000
Cavanaughs Park Center Suites                       Boise, ID          1998           1996          238      2,200
Cavanaughs Canyon Springs Hotel                     Twin Falls, ID     1998           1990          112      5,085
Cavanaughs Pocatello Hotel                          Pocatello, ID      1998           1993          152     13,000
Cavanaughs Colonial Inn                             Helena, MT         1998           1985          149     15,000
Cavanaughs at Kalispell Center                      Kalispell, MT      1986           1997          132     10,500
Cavanaughs Outlaw Hotel                             Kalispell, MT      1998           1995          220     11,000
Cavanaughs Olympus Hotel                            Salt Lake City, UT 1998           1997          393     12,000
Cavanaughs Hillsboro Hotel                          Portland, OR       1998           1997          123      3,500
Hotel La Jolla, at the Shores/a WestCoast Hotel     La Jolla, CA       1999           1997          108      1,800
Executive Park Hotel                                Phoenix, AZ        1999           1993          107      3,000
Bellevue Inn                                        Bellevue, WA       1999           1998          181      5,750
WestCoast Vance Hotel                               Seattle, WA        1999           1990          165        n/a
WestCoast Sea-Tac Hotel                             Seattle, WA        1999           1997          146      4,500
                                                                                                  -----    -------
Total Owned:                                                                                      4,647    212,535
                                                                                                  -----    -------

Managed:
--------
WestCoast International Inn                         Anchorage, AK      1999           1992          141      5,700
WestCoast Long Beach Hotel & Resort                 Long Beach, CA     1999           1997          195      7,400

                                                                                                           Meeting
                                                                       Year Built/  Year           Guest     Space
                                                    Location           Acquired     Renovated      Rooms  (sq. ft.)
Managed (continued):
Cathedral Hill Hotel                                San Francisco, CA  1999           2000          400     30,000
The Grove Hotel/a WestCoast Grand Hotel             Boise, ID          1999           1997          250     36,000
Ashland Springs Hotel                               Ashland, OR        Opening       Opening         70      3,000
Valley River Inn/a WestCoast Hotel                  Eugene, OR         1999           2000          257     15,000
The River Place Hotel/a WestCoast Grand Hotel       Portland, OR       1999           1998           84      2,800
Camlin Hotel                                        Seattle, WA        1999           1991          146        500
WestCoast Silverdale Hotel                          Silverdale, WA     1999           1999          150      5,234
                                                                                                  -----    -------
Total Managed:                                                                                    1,693    105,634
                                                                                                  -----    -------

Franchised:
-----------
WestCoast Anaheim Hotel                             Anaheim, CA        1999           2000          498     30,000
WestCoast Anabelle Hotel                            Burbank, CA        1999           1998           47        500
WestCoast Santa Cruz Hotel                          Santa Cruz, CA     1999           1999          163      4,548
The Park Shore Hotel/a WestCoast Hotel              Honolulu, HI       1999           1970          227        400
Maui Coast Hotel/a WestCoast Hotel                  Maui, HI           1999           1999          260        900
The Benson Hotel//a WestCoast Grand Hotel           Portland, OR       1999           1991          287     16,000
The Paramount Hotel, Portland/a WestCoast Hotel     Portland, OR       1999           1999          154      1,500
Hotel Lusso/a WestCoast Grand Hotel                 Spokane, WA        1999           1998           48      2,200
WestCoast Bellevue Hotel                            Bellevue, WA       1999           1999          176      6,400
The Roosevelt Hotel/a WestCoast Hotel               Seattle, WA        1999           1993          151      2,400
The Paramount Hotel, Seattle/a WestCoast Hotel      Seattle, WA        1999           1996          146      1,300
WestCoast Gateway Hotel                             Seattle, WA        1999           1999          145        625
WestCoast Wenatchee Center Hotel                    Wenatchee, WA      1999           1994          147     51,000
Total Franchised:                                                                                 2,449    117,773
                                                                                                  -----    -------
TOTAL:                                                                                            8,789    435,942
                                                                                                  =====    =======


                                 TICKETSWEST.COM

         The TicketsWest.com division of the Company is comprised of: (i) G&B Select A Seat, Fastixx, CNBO theatrical and event ticketing agencies, (ii) WestCoast Entertainment, formerly G&B Presents, a promoter of touring Broadway shows and other special events, (iii) the 800 Reservations Center for entertainment events and hotel information, and (iv) www.ticketswest.com, the Company's internet portal that provides international leisure, entertainment, and ticketing services. The combination of event ticketing, presentation of Broadway shows, hotel event packages and a centralized reservations system enables the Company to offer packages for hotel guests, generating additional room night occupancy and income from ticket distribution service fees.

         During 1999, the TicketsWest.com division's acquisitions increased its geographic coverage into markets including Portland, Oregon; Seattle, Washington, Colorado Springs and Denver, Colorado. These acquisitions increased the content available for sale via the Company's website, which allows ticket purchases to be transacted in real-time, a functionality that was developed and launched by the Company in 1999. The Company believes the value of the TicketsWest.com division is currently not being recognized as compared to other publicly traded companies in similar businesses, and has begun the process of consolidating the assets of TicketsWest.com into a separate entity in order to obtain more flexibility in maximizing shareholder value.

         The selected financial data set forth below reflects operating results for the Company's TicketsWest.com division for fiscal year ended October 31, 1997 and calendar years ended December 31,1998 and December 31, 1999. Revenues and direct operating expenses in this chart do not eliminate inter-company revenues and charges, primarily related to reservation services provided to the Hotels. Please see Note 15 - Business Segments in the consolidated financial statements, included herein, for further detail of eliminations of inter-company charges.

                                                                  Fiscal Years

                                       Fiscal Year Ended             Ended
                                          October 31,             December 31,

                                       -----------------   ---------------------
                                             1997             1998        1999
  Income Statement:

       Revenue                         $   2,190           $  2,280   $  7,959
       Direct operating expenses           1,729              1,755      7,461
       Depreciation and amortization          62                 46        110
                                       ---------           --------   --------
          Total direct expenses            1,791              1,801      7,571
                                       ---------           --------   --------

       Operating Income                      399                479        388
                                       ========            ========   ========

                              REAL ESTATE DIVISION

         The Company is the owner and manager of approximately 590,000 square feet of leasable office and retail space located in Spokane, Washington and Kalispell, Montana, and third-party management and/or leasing agent of more than
3.4 million square feet of retail and office properties and approximately 2,096 residential units in the Northwest. The Company's corporate headquarters is located in the Spokane WHC Building and occupies 25,061 square feet of this 100,350 square foot building.

ITEM 3. LEGAL PROCEEDINGS

         At any given time, the Company is subject to claims and actions incident to the operation of its business. While the outcome of these proceedings cannot be predicted, it is the opinion of management that none of such proceedings, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, cash flow or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "WEH". From April 3, 1998 to February 25, 2000 the Company was traded under the symbol CVH on the NYSE. The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock on the NYSE.

                                                               High       Low
                                                               ----       ---
2000:
     First Quarter (through March 15, 2000)................. $ 8 5/16  $ 6 3/4
1999:

     Fourth Quarter (ended December 31, 1999)................  8 1/2     6 1/2
     Third Quarter (ended September 30, 1999)................  8 5/8     6 15/16
     Second Quarter (ended June 30, 1999).................... 10 5/8     7
     First Quarter (ended March 31, 1999).................... 12         7 5/8
1998:
     Fourth Quarter (ended December 31, 1998)................ 12 15/16   6 7/8
     Third Quarter (ended September 30, 1998)................ 14 3/4     7 15/16
    Second Quarter (ended June 30, 1998)..................... 17 3/8    10 7/8

         The last reported sale price of the Common Stock on the NYSE on March 15, 2000 was $6 3/4. As of March 15, 2000, there were approximately 103 holders of record of the Common Stock.

         The Company does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. The Company intends to retain earnings to provide funds for the continued growth and development of its business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board. In addition, the Revolving Credit Facility includes restrictions on the payment of dividends. As of December 31, 1999, the Company was restricted from paying dividends under the terms and conditions of the Revolving Credit Facility.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected combined financial data of the Company as of and for the year ended December 31, 1998 and 1999, the two months ended December 31, 1996 and 1997, and each of the three years in the period ended October 31, 1997. The selected combined statement of operations data for the two months ended December 31, 1996 and the selected combined balance sheet data as of October 31, 1995 and December 31, 1996 are derived from the Company's unaudited financial statements and reflect all normal recurring adjustments, which in the opinion of management, are necessary for a fair presentation. The selected combined statement of operations data for the fiscal years ended October 31, 1995, 1996, 1997, the two months ended December 31, 1997, and years ended December 31, 1998 and 1999, and the selected combined balance sheet data as of October 31, 1996 and 1997, and December 31, 1997, 1998 and 1999 are derived from the Company's audited financial statements. The audited consolidated financial statements for certain of these periods are included elsewhere in this Report.

         The selected combined financial data set forth below should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Report.

                                       Fiscal Year Ended           Two Months Ended         Fiscal Year Ended
                                        October 31, (1)               December 31,             December 31,
                                 ----------------------------     ------------------      ---------------------
                                  1995       1996       1997        1996       1997        1998          1999
                                                      (In Thousands, Except Per Share Data)
  Statements of Operations
  Data:
  Total revenues                $ 40,363   $ 45,163   $ 52,043     $  7,357    $  8,838    $ 86,333      $110,055
  Operating income (2)             7,978      8,914     10,635          924       1,343      20,310        21,035
  Net income (loss) (2)(3)      $  1,041   $  1,175   $  1,709     $   (170)   $      6    $  7,508      $  8,029
  Dividends per share (4)             --         --         --           --          --          --            --
  Net income per share-basic
    and diluted (4)                   --         --         --           --          --        0.66          0.63
  Pro forma net income per
    share                             --         --       0.24           --          --          --            --
  Balance Sheet Data:
  Total assets                  $107,018   $120,087   $124,104     $119,941    $125,117    $244,903      $309,132
  Long-term debt and capital
    leases                        87,942     99,308    100,810       99,522     100,650     130,550       167,950
  Other Data:
  EBITDA (2)(6)                  $11,406   $ 13,129   $ 15,410     $  1,683    $  2,141    $ 26,425      $ 28,967
  Net cash provided by
     operating activities          3,586      5,200      6,610          287       1,094      14,271        19,067


(1)  The summary combined financial and other data has been presented as though
     (i) the predecessor businesses of WestCoast Hospitality Corporation, Barbieri Investment Company, G&B: Lincoln Building Partnership and their respective subsidiaries and partnerships which they controlled had been combined as of October 31, 1995, 1996 and 1997 and (ii) the spin-off of certain subsidiaries engaged in businesses not related to the core hospitality business of the Company had occurred as of October 31, 1995, 1996 and 1997.

(2) Operating income, net income (loss), and EBITDA reflect a nonrecurring charge of $422,000 related to final settlement of litigation in 1997.

(3) The Company incurred $546,378 in 1998 and $10,000 in 1999 extraordinary expense net of income taxes for the write-off of prepayment penalties and deferred loan fees in connection with the repayment of indebtedness out of the proceeds of the April 1998 initial public offering.

(4) Due to the Merger in November 1997, historical dividends per share is not relevant or meaningful and therefore is not presented. Dividends historically have been paid to the stockholders of WestCoast Hospitality Corporation and BIC. See Combined Statement of Changes in Stockholders' Equity in the historical financial statements included elsewhere herein.

(5) Due to the Merger, which was consummated in November 1997, the historical earnings per share is not relevant or meaningful. Therefore, pro forma earnings per share for the year ended October 31, 1997 has been presented based upon the number of shares of Common Stock of the Company which were outstanding after the Merger.

(6) EBITDA represents income before income taxes, extraordinary item, cumulative effect of accounting changes, interest expense (net of interest income), depreciation, amortization, minority interests, and other income. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and such information should not be considered as an alternative to net income, cash flow from operations or any other measure of performance prescribed by generally accepted accounting principles. While not all companies calculate EBITDA in the same fashion and therefore EBITDA as presented may not be comparable to similarly titled measures of other companies, EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the Company's ability to service debt. EBITDA is not necessarily available for management's discretionary use due to restrictions included in the Revolving Credit Facility and other considerations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                                     GENERAL

         The following discussion and analysis addresses the results of operations for the Company for the two months ended December 31, 1996 and 1997, and the years ended December 31, 1997, 1998 and 1999. The following should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Selected Financial Data" included elsewhere in this report. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in "Risk Factors" and elsewhere in the Form S-1 Prospectus filed by the Company on March 27, 1998, and in the Form S-3 filed by the Company on February 14, 2000.

         The financial statements of the Company, which have been audited by PricewaterhouseCoopers LLP, have been presented as though the predecessor businesses of WestCoast Hospitality Corporation (formerly known as Cavanaughs Hospitality Corporation and Goodale and Barbieri Companies), BIC and their respective subsidiaries and partnerships which they controlled had been combined as of October 31, 1996 and 1997. These companies were merged on November 3, 1997. The audited financial statements also include G&B: Lincoln Building partnership, a partnership previously controlled by the Barbieri Family. See
Note 1 to the Consolidated Financial Statements. Income or loss attributed to the minority interests of partners in Cowley Street Limited Partnership and WestCoast Hospitality Limited Partnership (formerly Cavanaughs Hospitality Limited Partnership) is reported as minority interest in partnerships. The Company has changed its fiscal year end from October 31 to December 31, which change took effect with the fiscal year beginning on January 1, 1998.

         The Company's revenues are derived primarily from the Hotels and reflect revenue from rooms, food and beverage, third party management contracts, and other sources, including telephone, guest services, banquet room rentals, gift shops and other amenities. Hotel revenues accounted for 84.3% of total revenue in 1999 and increased at a compound annual rate of 49.0% from $41.7 million in 1997 to $92.8 million in 1999. This increase was primarily the result of the addition of twelve hotels during the period. The balance of the Company's revenues is derived from its Franchise and Central Services, TicketsWest.com, Real Estate, and Corporate Services divisions. These revenues are generated from franchise fees, ticket distribution handling fees, real estate management fees, sales commissions and rents. In 1999 Franchise and Central Services was not an operating segment of the Company; however pro forma for the acquisition of WestCoast Hotels, Inc., it would have produced 2.0% of the revenue, TicketsWest.com accounted for 6.5% of total revenues and rental operations accounted for 8.8% of total revenues.

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

         For the year ended December 31, 1999, the Company redefined its operating segments as (1) Hotels and Restaurants; (2) TicketsWest.com (entertainment); (3) Real Estate Division, and (4) Franchise and
Central Services. The Franchise and Central Services segment represents the franchise and marketing division of the Company, which was acquired with the WestCoast Hotels, Inc. purchase. Due to the timing of the WestCoast Hotels, Inc. acquisition, this segment had identifiable assets and capital expenditures at December 31, 1999, but no operations will be reported until 2000. During 1999, the Company also identified most selling, general and administrative costs, property operating costs and depreciation and amortization expenses that were previously undistributed to the segments as costs of the respective segments. Accordingly, the presentations of the consolidated statements of operations for all periods presented have been reclassified to reflect the 1999 classifications.

         The following table sets forth selected items from the consolidated statements of operations as a percent of total revenues and certain other selected data:

                                                Two Months Ended                     Year Ended
                                                 December 31,                        December 31,
                                            ----------------------      -------------------------------------
                                              1996          1997           1997          1998         1999

         Revenues

              Hotels & Restaurants            77.2%        77.3%          80.0%         87.1%        84.3%
              TicketsWest.com                  2.8          3.7            3.5           2.0          6.5
              Real Estate Division            20.0         18.8           16.4          10.6          8.8
              Corporate Services & Other       0.0          0.2            0.1           0.3          0.4
                                            ------       ------         ------       -------       ------
           Total Revenues                    100.0%       100.0%         100.0%        100.0%       100.0%
                                            ------       ------         ------       -------       ------
         Direct Operating Expenses            85.8%        82.7%          76.9%         75.1%        79.4%
         Undistributed Corporate
            Operating Expense                  1.7          2.1            2.4           1.4          1.5
         Operating Income                     12.6         15.2           20.7          23.5         19.1
         Interest Expense                     17.9         16.1           16.7           9.4          8.5
         Income Tax Provision                 (1.4)        (0.1)           1.9           5.0          3.4
                     Net Income (loss)        (2.3)%        0.1%           3.5%          8.7%         7.3%

         Hotel Statistics (1)
         Hotels open at end of period            7            8              8            19           46
         Available Rooms                     1,539        1,718          1,718         3,933        8,789
         REVPAR (2)(3)                      $31.93       $36.11         $46.62        $50.30       $44.86
         ADR (4)                            $64.88       $71.22         $74.54        $82.07       $80.80
         Occupancy (5)                       50.7%        51.8%          62.5%         61.3%        55.5%

(1) Hotel statistics for the fiscal year ended December 31, 1998 and 1999, are presented for only Comparable Hotels. Comparable Hotels means Hotels owned by the Company for greater than one year.

(2) REVPAR represents the total room revenues divided by total available rooms, net of rooms out of service due to significant renovations.

(3) Rooms which were under renovation were excluded from REVPAR and average occupancy percentage. Due to the short duration of renovation, in the opinion of management, excluding these rooms did not have a material impact on REVPAR and average occupancy percentage.

(4) ADR represents total room revenues divided by the total number of rooms occupied by hotel guests on a paid basis.

(5) Average occupancy percentage represents total rooms occupied divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period.

                              RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31, 1998

         Total revenues increased $23.8 million, or 27.5%, from $86.3 million in 1998 to $110.1 million in 1999. This increase is attributed primarily to revenue generated from the full year's effect of the addition of eleven Hotels in 1998, increases in total rooms occupied and REVPAR increases at the Comparable Hotels (Hotels owned by the Company for greater than one year). REVPAR increased due to the increase of average daily rate.

         Total hotel and restaurant revenues increased $17.6 million, or 23.5%, from $75.2 million in 1998 to $92.8 million in 1999. Comparable Hotel ADR increased $2.53, or 3.2%, from $78.26 in 1998 to $80.80 in 1999. Comparable
Hotel REVPAR increased $0.21, or 0.5%, from $44.65 in 1998 to $44.86 in 1999. The Company acquired eleven Hotels in 1998, which added 559,808 available rooms, in 1998 and in 1999 added 300,329 rooms over 1998. The Company completed the acquisition of WestCoast Hotels, Inc., effective December 31, 1999 which adds 258,055 roomnights under ownership, and 1,511,830 roomnights which the Company has management or franchise contracts. Due to the timing of the WestCoast Hotels, Inc. acquisition, it did not affect 1999 operating results.

         TicketsWest.com revenues increased $5.5 million, or 324.9%, from $1.7 million in 1998 to $7.2 million in 1999. TicketsWest.com revenue increased primarily from increased shows presented by the Company, increased attendance at entertainment events and the addition of revenue from the expansion of the Company through the acquisition of Fastixx, Colorado Neighborhood Box Office, and the expansion of Internet services and fees.

         Real Estate Division revenue increased $0.5 million, or 5.1%, from $9.2 million in 1998 to $9.6 million in 1999 primarily from lease escalations and new lease contracts in the Company's office and retail buildings.

         Direct operating expenses increased $22.6 million, or 34.9%, from $64.8 million in 1998 to $87.4 million in 1999, primarily due to the increase in the number of hotel guests served, the full year's cost effects, of the addition of eleven hotels during 1998, and the increased costs of entertainment presented by the TicketsWest.com division. This represents an increase in direct operating expenses as a percentage of total revenues from 75.1% in 1998 to 79.4% in 1999. The increase in direct operating expense percentages is primarily attributed to the increase in entertainment costs for events presented by the Company, and increased hotel operating expenses and depreciation for operating the eleven acquired hotels for the full year including the seasonally lower profit portions of the year in 1999.

         Total undistributed corporate operating expenses increased $0.4 million, or 33.2%, from $1.2 million in 1998 to $1.6 million in 1999. Total undistributed corporate operating expenses as a percentage of total revenues increased 0.1% from 1.4% in 1998 to 1.5% in 1999.

         Operating income increased $0.7 million, or 3.6%, from $20.3 million in 1998 to $21.0 million in 1999. As a percentage of total revenues, operating income decreased from 23.5% in 1998 to 19.1% in 1999. This decrease is due primarily due to the increase in direct operating expenses of TicketsWest.com and seasonality of operating income margins for the eleven hotels acquired in the higher profit period of 1998.

         Interest expense increased $1.3 million, or 15.5%, from $8.1 million in 1998 to $9.4 million in 1999. This increase is primarily related to borrowings associated with the acquisition of the eleven hotels during 1998 and an increase in the weighted average interest rate charged the Company for its variable interest debt.

         Income tax provision declined 13.3%, from $4.3 million in 1998 to $3.7 million in 1999, due to the Company qualifying for a historical restoration tax credit and the decrease in income before taxes. The effective income tax provision rate was 34.9% and 31.4% for 1998 and 1999 respectively.

         The Company recorded a charge related to a change in accounting principle for unamortized startup costs required by Statement of Position 98-5 of $133,000, net of income taxes.

         Net income increased $0.5 million, or 6.9%, from $7.5 million in 1998 to $8.0 million in 1999.

         Earnings per share before extraordinary item and cumulative effect of accounting change, decreased 9.9% from $0.71 in 1998 to $0.64 in 1999.

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

         TicketsWest.com revenues decreased $0.2 million, or 10.5%, from $1.9 million in 1997 to $1.7 million in 1998. TicketsWest.com revenue decreased primarily from lower attendance at entertainment events.

         Real Estate Division revenue increased $0.4 million, or 4.8%, from $8.8 million in 1997 to $9.2 million in 1998 primarily from lease escalations and new lease contracts in the Company's office and retail buildings.

         Direct operating expenses increased $23.6 million, or 57.4%, from $41.2 million in 1997 to $64.8 million in 1998, primarily due to the increase in the number of hotel guests served. This represents a decline in direct operating expenses as a percentage of total revenues from 76.9% in 1997 to 75.1% in 1998. The improvement in direct operating expense percentages is attributed to the increase in room revenue while the Company was able to effectively control expenses and gain volume efficiencies.

         Total undistributed corporate operating expenses decreased $0.1 million, or 7.0%, from $1.3 million in 1997 to $1.2 million in 1998. Total undistributed corporate operating expenses as a percentage of total revenues decreased 1.0% from 2.4% in 1997 to 1.4% in 1998. The decrease in undistributed corporate operating expenses as a percentage of total revenues is primarily attributed to the increase in Comparable Hotel REVPAR and the addition of eleven Hotels which the Company believes has lead to greater efficiencies.

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

         TicketsWest.com revenues increased $0.1 million, or 61.8%, from $0.2 million in the last two months of 1996 to $0.3 million in the comparable period of 1997. TicketsWest.com revenue increased due to the greater number of Company-presented shows and attendance at such shows.

         Real Estate Division revenue increased $0.2 million, or 13.1%, from $1.5 million in the last two months of 1996 to $1.7 million in the comparable period of 1997. The increase is primarily attributed to the increase in third party management contracts.

         Direct operating expenses increased $1.0 million, or 15.8%, from $6.3 million in the last two months of 1996 to $7.3 million in the comparable period of 1997, primarily due to the increase in the number of hotel guests served and the Broadway shows presented by the Company. This represents a decrease in direct operating expenses as a percentage of total revenues from 85.8% in the last two months of 1996 to 82.7% in the comparable period of 1997 which is primarily attributable to the higher variable costs associated with the Broadway shows, offset with lower depreciation expenses as a ratio to total revenue.

         Total undistributed corporate operating expenses increased $0.1 million, or 51.2%, from $0.1 million in the last two months of 1996 to $0.2 million in the comparable period of 1997. Total undistributed corporate operating expenses as a percentage of total revenues increased 0.4% from 1.7% in the last two months of 1996 to 2.1% in the comparable period of 1997.

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

                         LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's principal sources of liquidity have been cash on hand, cash generated by operations and borrowings under an $100.0 million revolving credit facility. Cash generated by operations in excess of operating expenses is used for capital expenditures and to reduce amounts outstanding under the Revolving Credit Facility. The Company has increased the Revolving Credit Facility to $120 million effective January 3, 2000. Hotel acquisitions, development and expansion have been and will be financed through a combination of internally generated cash, borrowing under credit facilities, and the issuance of Common Stock or OP Units.

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

         At December 31, 1999, the Company had $4.4 million in cash and cash equivalents. The Company has made extensive capital expenditures over the last three years, $6.2 million, $123.6 million, and $63.3 in owned and joint venture properties in 1997, 1998, and 1999, respectively. These expenditures included guest room, lounge and restaurant renovations, public area refurbishment, telephone and computer system upgrades, tenant improvements, property acquisitions, construction, and corporate expenditures and were funded from the initial public offering, issuance of operating partnership units, operating cash flow and debt. The Company establishes reserves for capital replacement in the amount of 4.0% of the prior year's actual gross hotel income to maintain the Hotels at acceptable levels. Acquired hotel properties have a separate capital budget for purchase, construction, renovation, and branding costs. Capital expenditures planned for Hotels in 2000 are expected to be approximately $8.4 million. Management believes the consistent renovation and upgrading of the Hotels and other properties is imperative to its long-term reputation and customer satisfaction.

         To fund its acquisition program and meet its working capital needs, the Company has a Revolving Credit Facility. The Revolving Credit Facility has a term ending May 2003 and an annualized fee for the unutilized portion of the facility. The Company selects from four different interest rates when it draws funds: the lender's prime rate or one, three, or six month LIBOR plus the applicable margin of 180 to 325 basis points, depending on the Company's ratio of EBITDA-to-total funded debt. The Revolving Credit Facility allows for the Company to draw funds based on the trailing 12 months performance on a pro forma basis for both acquired and owned properties. Funds from the Revolving Credit Facility may be used for acquisitions, renovations, construction and general corporate purposes. The Company believes the funds available under the Revolving Credit Facility and additional debt instruments will be sufficient to meet the Company's near term growth plans. The Operating Partnership is the borrower under the Revolving Credit Facility. The obligations of the Operating Partnership under the Revolving Credit Facility are fully guaranteed by the Company. Under the Revolving Credit Facility, the Company is permitted to grant new deeds of trust on any future acquired properties. Mandatory prepayments are required to be made in various circumstances including the disposition of any property, or future acquired property, by the Operating Partnership.

         The Revolving Credit Facility contains various representations, warranties, covenants and events of default deemed appropriate for a Credit Facility of similar size and nature. Covenants and provisions in the definitive credit agreement governing the Revolving Credit Facility include, among other things, limitations on: (i) substantive changes in the Company's and Operating Partnership's current business activities, (ii) liquidation, dissolution, mergers, consolidations, dispositions of material property or assets involving the Company and its affiliates or their assets, as the case may be, and acquisitions of property or assets of others, (iii) the creation or existence of deeds of trust or other liens on property or assets, (iv) the addition or existence of indebtedness, including guarantees and other contingent obligations, (v) loans and advances to others and investments in others, (vi) redemption of subordinated debt, (vii) amendment or modification of certain material documents or of the Articles in a manner adverse to the interests of the lenders under the Revolving Credit Facility, (viii) payment of dividends or distributions on the Company's capital stock, and (ix) maintenance of certain financial ratios. Each of the covenants described above provide for certain ordinary course of business and other exceptions. If the Company breaches any of these covenants and does not obtain a waiver of that breach, the breach will constitute an event of default under the Revolving Credit Facility. At December 31, 1999, the Company had $101.3 million outstanding under the Revolving Credit Facility and was in compliance with all required covenants. The Revolving Credit Facility restricted the Company from paying any dividends as of December 31, 1999.

         In addition to the Revolving Credit Facility, as of December 31, 1999, the Company had debt and capital leases outstanding of approximately $66.7 million consisting of primarily variable and fixed rate debt secured by individual properties.

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

                                   SEASONALITY

         The lodging industry is seasonal in nature, with the months from May through October generally accounting for a greater portion of annual revenues than the months from November through April. For example, for the year ended December 31, 1999, our revenues in the first through fourth quarters were 20.1%, 25.4%, 30.7% and 23.8%, respectively, of our total revenue for such year and our net income for the first through fourth quarters was 4.4%, 37.5%, 48.9% and 9.2%, respectively, of our total net income for that year. Quarterly earnings also may be adversely affected by events beyond our control, such as extreme weather conditions, economic factors and other considerations affecting travel.

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

         The Company completed its assessment, modification or replacement of systems, which it determined would not be compliant prior to December 31, 1999. We have not experienced any significant system failures from the Year 2000 problem and do not anticipate any significant problems will arise in the future. The costs to complete the evaluation, modifications, and replacement of systems not compliant with the Year 2000 were not significant. The main system that was replaced was the Company's payroll system, which had been scheduled to be replaced for reasons other than the Year 2000 problem.

         Due to the complexity of the various computer systems, problems may still arise related to the Year 2000 problem that have not been exposed or anticipated. The risks associated with these potential system failures are difficult to measure. The Company cannot guarantee that its efforts will prevent all consequences and also relies on third party vendors to correct any problems in their systems, which could affect the Company.

                          NEW ACCOUNTING PRONOUNCEMENTS

           In April 1998, Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities" was issued. The SOP requires that all costs of start-up activities and organization costs be expensed as incurred. The Company adopted the provisions of SOP 98-5 on January 1, 1999 and reported the change as a cumulative effect of an accounting change in the consolidated statement of operations. The adoption of SOP 98-5, resulted in a charge to operations of $133,000, which is net of $68,000 of income taxes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following tables summarize the financial instruments held by the Company at December 31, 1999 and 1998, which are sensitive to changes in interest rates. At December 31, 1999, approximately 79% of the Company's debt and capital lease obligations are subject to changes in market interest rates and are sensitive to those changes. The Company has purchased a rate cap agreement to offset the risk of interest rate changes which limits the interest charges on $36.0 million of the Revolving Credit Facility when the 30 day LIBOR exceeds 9.0% plus the applicable margin. In the future, the Company may choose to use additional derivative instruments, such as interest rate swaps to manage the risk associated with interest rate changes.

         The following table presents principal cash flows for debt and capital leases outstanding at December 31, 1999, by maturity date and the related average interest rate.

                                           Outstanding Debt and Capital Lease Obligations (in thousands)
                             ------------------------------------------------------------------------------------------

                                                                                      There-                     Fair
                               2000       2001      2002         2003       2004      after        Total         Value
                             --------   -------   --------    ---------   -------    -------     --------     ----------
Note payable to bank (a)     $      -  $      -   $      -    $ 101,263   $     -    $           $ 101,263    $ 101,263
Long-term debt:
   Fixed rate                   1,359     1,477      2,630        3,198     1,954     21,234        31,852       31,852
   Weighted-average
     interest rate              7.56%     7.31%      7.31%        7.24%     7.13%      6.64%            -%           -%
   Variable rate                1,387       965      1,042        1,121     1,400     20,243        26,158       26,158
   Weighted-average
     interest rate              7.74%     7.54%      7.60%        7.59%     7.62%      7.19%            -%           -%
Capital lease
     obligations                  623       485        359          259         -          -         1,726        1,726
   Weighted-average
     interest rate              7.99%     8.21%      8.64%        8.64%        -%         -%            -%           -%

------------------
(a) The interest rate on the note payable is based on LIBOR plus a variable interest margin based on the Company's funded debt ratio. The interest margin can vary from 180 - 325 basis points. At December 31, 1999, the interest margin was 250 basis points.

         The following table presents principal cash flows for debt and capital leases outstanding at December 31, 1998, by maturity date and the related average interest rate.


                                           Outstanding Debt and Capital Lease Obligations (in thousands)
                             ------------------------------------------------------------------------------------------

                                                                                      There-                     Fair
                               1999       2000      2001         2002       2003      after        Total         Value
                             --------   -------   --------    ---------   -------    -------     --------     ----------
Note payable to bank (a)           $ -       $ -        $ -          $ -    $ 82,480       $ -    $ 82,480     $ 82,480
Long-term debt:
   Fixed rate                      320       344        370          897         427     8,996      11,354       13,128
   Weighted-average
      interest rate              7.28%     7.28%      7.28%        7.25%       7.25%     7.25%          -%           -%
   Variable rate                 1,218     1,368      1,458        1,562       1,680    27,048      34,334       34,334
   Weighted-average
      interest rate              7.56%     7.58%      7.59%        7.61%       7.64%     7.67%          -%           -%
Capital lease obligations          634       631        496          351         270         -       2,382        2,382
   Weighted-average
      interest rate              8.00%     8.03%      8.20%        8.64%       8.64%        -%          -%           -%

------------------
(a) The interest rate on the note payable is based on LIBOR plus a variable interest margin based on the Company's funded debt ratio. The interest margin can vary from 180 - 250 basis points. At December 31, 1998, the interest margin was 210 basis points.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14 of this Report for information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this Item 8.

Selected Quarterly Data

                                                           Unaudited - dollars in thousands except per share amounts
---------------------------------------------------------------------------------------------------------------------
                                                                    First         Second         Third        Fourth
                                                                  Quarter        Quarter       Quarter       Quarter
                                                           ----------------------------------------------------------
1999

     Revenues                                                   $  22,148      $  27,978     $  33,758     $  26,171
     Operating income                                               2,920          6,760         8,191         3,164
     Income before extraordinary item and
        Cumulative effect of change in accounting principle           495          3,013         3,924           740
     Extraordinary item, net of income tax benefit                    (10)             -             -             -
     Cumulative effect of change in accounting principle, net
        of income tax benefit                                        (133)             -             -             -
     Net income                                                       352          3,013         3,924           740
     Income per share before extraordinary item and
        Cumulative effect of change in accounting principle          0.04           0.24          0.31          0.06

1998
     Revenues                                                      14,635         21,062        27,588        23,048
     Operating income                                               2,437          5,337         8,423         4,113
     Income (loss) before extraordinary item and
        Cumulative effect of change in accounting principle           (87)         2,652         4,137         1,352
     Extraordinary item, net of income tax benefit                      -           (530)          (16)            -
     Net income (loss)                                                (87)         2,122         4,121         1,352
     Income (loss)  per share before extraordinary item and
        Cumulative effect of change in accounting principle         (0.01)          0.21          0.32          0.11

Report of Independent Accountants

To the Board of Directors and Stockholders
WestCoast Hospitality Corporation

           In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' and partners' equity and of cash flows present fairly, in all material respects, the financial position of WestCoast Hospitality Corporation (formerly Cavanaughs Hospitality Corporation) and its subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for the year ended October 31, 1997, the two months ended December 31, 1997 and the years ended December 31, 1998 and 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

           As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for start-up activities in 1999 as required by a Statement of Position issued by the American Institute of Certified Public Accountants.

                                                      PricewaterhouseCoopers LLP


Spokane, Washington
March 17, 2000


WestCoast Hospitality Corporation
Consolidated Balance Sheets at December 31, 1998 and 1999
(in thousands, except per share data)
--------------------------------------------------------------------------------------------------------------------

                                                                                            1998           1999

Assets:
     Current assets:

        Cash and cash equivalents                                                       $     4,267    $      4,357
        Accounts receivable                                                                   5,427           7,548
        Income taxes refundable                                                                 957              --
        Inventories                                                                             858           1,110
        Prepaid expenses and deposits                                                           400             883
                                                                                        ------------   -------------
              Total current assets                                                           11,909          13,898

     Property and equipment, net                                                            227,423         243,237
     Intangible assets, net                                                                     581          29,613
     Other assets, net                                                                        4,990          22,384
                                                                                        ------------   -------------

              Total assets                                                              $   244,903    $    309,132
                                                                                        ============   =============

Liabilities:
     Current liabilities:

        Accounts payable                                                                $     2,831    $      4,739
        Accrued payroll and related benefits                                                  1,477           3,024
        Accrued interest payable                                                              1,518             721
        Income taxes payable                                                                     --             457
        Other accrued expenses                                                                3,883           8,994
        Long-term debt, due within one year                                                   1,538           7,445
        Capital lease obligations, due within one year                                          634             623
                                                                                        ------------   -------------
              Total current liabilities                                                      11,881          26,003

     Long-term debt, due after one year                                                      44,150          57,516
     Notes payable to bank                                                                   82,480         101,263
     Capital lease obligations, due after one year                                            1,748           1,103
     Deferred income taxes                                                                    6,349          15,617
     Minority interest in partnerships                                                        4,364           2,798
                                                                                        ------------   -------------
              Total liabilities                                                             150,972         204,300
                                                                                        ------------   -------------

Commitments and contingencies (Notes 10 and 11)

Stockholders' equity:

     Preferred stock - 5,000,000 shares authorized; $0.01 par value;
        no shares issued and outstanding                                                         --              --
     Common stock - 50,000,000 shares authorized; $0.01 par value;
        12,660,847 and 12,925,276 shares issued and outstanding                                 126             129
     Additional paid-in capital                                                              80,892          83,761
     Retained earnings                                                                       12,913          20,942
                                                                                        ------------   -------------
              Total stockholders' equity                                                     93,931         104,832
                                                                                        ------------   -------------

              Total liabilities and stockholders' equity                                $   244,903    $    309,132
                                                                                        ============   =============

 The accompanying notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation
Consolidated Statements of Operations
(in thousands, except per share data)
--------------------------------------------------------------------------------------------------------------------

                                                               Two Months Ended               Years Ended
                                             Year Ended           December 31,                 December 31,
                                             October 31,     -------------------------   ---------------------------
                                                1997              1996          1997        1998            1999
                                            ---------------  ------------  -----------   -----------   -------------
                                                             (Unaudited)
Revenues:

        Hotels and Restaurants              $    41,662      $     5,683   $    6,829        75,172    $     92,808
        TicketsWest.com                           1,762              204          330         1,690           7,181
        Real Estate Division                      8,570            1,467        1,659         9,183           9,649
        Corporate Services                           49                3           20           288             417
                                            ------------     ------------  -----------   -----------   -------------
           Total revenues                        52,043            7,357        8,838        86,333         110,055
                                            ------------     ------------  -----------   -----------   -------------
Operating expenses:
     Direct:

        Hotels and Restaurants                   29,828            4,654        5,513        53,843          68,150
        TicketsWest.com                           1,301              202          297         1,165           6,683
        Real Estate Division                      4,263              694          700         3,687           4,469
        Corporate Services                            5                1            1             8             181
        Depreciation and amortization:
              Hotels and Restaurants              3,170              487          532         4,481           5,951
              TicketsWest.com                        62                8            9            46             110
              Real Estate Division                1,473              258          237         1,305           1,328
              Corporate Services                     70                6           20           283             543
                                            ------------     ------------  -----------   -----------   -------------
           Total direct expenses                 40,172            6,310        7,309        64,818          87,415

     Undistributed corporate expenses             1,236              123          186         1,205           1,605
                                            ------------     ------------  -----------   -----------   -------------
           Total expenses                        41,408            6,433        7,495        66,023          89,020
                                            ------------     ------------  -----------   -----------   -------------

Operating income                                 10,635              924        1,343        20,310          21,035

Other income (expense):
     Interest expense, net of

        amounts capitalized                      (8,817)          (1,317)      (1,422)       (8,127)         (9,384)
     Interest income                                416               92           54           346             367
     Other income (expense)                         348               13           (4)           90              21
     Minority interest in partnerships               59               14           29          (255)           (130)
                                            ------------     ------------  -----------   -----------   -------------

Income (loss) before income taxes                 2,641             (274)          --        12,364          11,909
Income tax provision (benefit)                      932             (104)          (6)        4,310           3,737
                                            ------------     ------------  -----------   -----------   -------------

Income (loss) before extraordinary
     item and cumulative effect of change
     in accounting principle                      1,709             (170)           6         8,054           8,172
Extraordinary item, net of tax benefit               --               --           --          (546)            (10)
Cumulative effect of change in
     accounting principle,
     net of tax benefit                              --               --           --            --            (133)
                                            ------------     ------------  -----------   -----------   -------------
Net income (loss)                           $     1,709      $      (170)  $        6         7,508    $      8,029
                                            ============     ============  ===========   ===========   =============


WestCoast Hospitality Corporation
Consolidated Statements of Operations Continued
(in thousands, except per share data)
--------------------------------------------------------------------------------------------------------------------

                                                                   Two Months Ended             Years Ended
                                                 Year Ended          December 31,               December 31,
                                                 October 31,    -------------------------  -------------------------
                                                    1997           1996           1997         1998          1999
                                                -------------   ----------    -----------  -----------   -----------
                                                                (Unaudited)
Income per share:
     Income per share before extraordinary
         item and cumulative effect of
         change in accounting principle                                       $       --   $     0.71    $     0.64
     Extraordinary item                                                               --        (0.05)           --
     Cumulative effect of change
         in accounting principle                                                      --           --         (0.01)
                                                                              -----------  -----------   -----------

     Net income per share -
         basic and diluted                                                    $       --   $     0.66    $     0.63
                                                                              ===========  ===========   ===========

     Weighted-average shares

         outstanding - basic                                                       7,072       11,347        12,755
                                                                              ===========  ===========   ===========

     Weighted-average shares

         outstanding - diluted                                                     7,072       11,666        13,096
                                                                              ===========  ===========   ===========

     Pro forma net income per share -
        basic and diluted                       $     0.24
                                                ===========

     Number of shares used
         in the pro forma computation                7,072
                                                ===========



The accompanying notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation
Consolidated Statements of Changes in Stockholders' and Partners' Equity for the year ended October 31, 1997, the two months ended December 31, 1997 and the years ended December 31, 1998 and 1999
(in thousands, except share and per share data)

---------------------------------------------------------------------------------------------------------------------------------

                                                                                                              Barbieri
                                                  WestCoast Hospitality Corporation                      Investment Company
                                  ---------------------------------------------------------------      -----------------------
                                       Preferred Stock             Common Stock                             Common Stock
                                  -----------------------------------------------------   Discount     -----------------------
                                   Shares        Amount        Shares         Amount      on Stock      Shares       Amount
                                  ----------   -----------  -------------  ------------  -----------   ----------  -----------
Balances, October 31, 1996            1,100           495          1,858   $        19         (318)         929          686
    Net income (loss)
    Distributions to stockholders
      and partners
    Dividends on WestCoast
      Hospitality Corporation
      common stock ($102.00
       per share)
    Dividends on preferred stock
      ($31.50 per share)
    Dividends on Barbieri Invest-
      ment Company common

      stock ($102.00 per share)
    Redemption of stock                                              (92)           (1)
                                   ---------   -----------  -------------  ------------  -----------   ----------  -----------

Balances, October 31, 1997            1,100           495          1,766            18         (318)         929          686
    Net income (loss)
    Effect of merger                 (1,100)         (495)     7,070,259            53          318         (929)        (686)
                                   ---------   -----------  -------------  ------------  -----------   ----------  -----------

Balances, December 31, 1997               0             0      7,072,025            71            0            0            0
    Net income
    Stock issued for acquisition of
      partnership interest                                        12,228
    Stock issued for cash, net of
      issuance costs                                           5,951,250            59
    Stock issued under employee stock
      purchase plan                                               18,752
    Stock issued to directors and
      certain senior management                                   11,692
    Income tax effect of stock grants
    Purchase and retirement of stock                            (405,100)           (4)
                                   ---------   -----------  -------------  ------------  -----------   ----------  -----------

Balances, December 31, 1998               0             0     12,660,847           126            0            0            0
    Net income

    Stock issued under employee stock
      purchase plan                                               14,245
    Stock issued for acquisition
      of subsidiaries                                            138,884             2
    Stock issued to directors and
      certain senior management                                   11,300
    Income tax effect of stock grants
    Stock isssued for redemption of
      operating partnership units                                100,000             1
                                   ---------   -----------  -------------  ------------  -----------   ----------  -----------

Balances, December 31, 1999               0             0     12,925,276   $       129            0            0            0
                                   =========   ===========  =============  ============  ===========   ==========  ===========


                                                   Additional
                                      Partners'     Paid-In       Retained
                                      Deficit       Capital       Earnings
                                     -----------  ------------  -----------
Balances, October 31, 1996                 (796)  $     3,787        5,740
    Net income (loss)                      (101)                     1,810
    Distributions to stockholders
      and partners                                                  (1,815)
    Dividends on WestCoast
      Hospitality Corporation
      common stock ($102.00
       per share)                                                     (188)
    Dividends on preferred stock
      ($31.50 per share)                                               (35)
    Dividends on Barbieri Invest-
      ment Company common

      stock ($102.00 per share)                                        (95)
    Redemption of stock                                  (662)
                                     -----------  ------------  -----------

Balances, October 31, 1997                 (897)        3,125        5,417
    Net income (loss)                        18                        (12)
    Effect of merger                                      810
                                     -----------  ------------  -----------

Balances, December 31, 1997                (879)        3,935        5,405
    Net income                                                       7,508
    Stock issued for acquisition of
    partnership interest                    879          (879)
    Stock issued for cash, net of
      issuance costs                                   81,269
    Stock issued under employee stock
    stock purchase plan                                   184
    Stock issued to directors and
      certain senior management                           174
    Income tax effect of stock grants                     (25)
    Purchase and retirement of stock                   (3,766)
                                     -----------  ------------  -----------

Balances, December 31, 1998                   0        80,892       12,913
    Net income                                                       8,029
    Stock issued under employee stock
      purchase plan                                       101
    Stock issued for acquisition
      of subsidiaries                                   1,050
    Stock issued to directors and
      certain senior management                           167
    Income tax effect of stock grants                     (26)
    Stock isssued for redemption of
      operating partnership units                       1,577
                                     -----------  ------------  -----------

Balances, December 31, 1999                   0   $    83,761       20,942
                                     ===========  ============  ===========

The accompanying notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation
Consolidated Statements of Cash Flows
(in thousands)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                Two Months Ended              Years Ended
                                                             Year Ended           December 31,               December 31,
                                                             October 31,    -------------------------  --------------------------
                                                                1997            1996          1997         1998           1999
                                                            --------------  -----------   -----------  ------------   -----------
                                                                            (Unaudited)
Operating activities:
    Net income (loss)                                         $     1,709   $     (170)            6   $     7,508         8,029
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Depreciation and amortization                               4,775          759           798         6,115         7,932
        Gain on disposition of property and equipment                (322)          --            --           (80)           --
        Deferred income tax provision (benefit)                       948           --            (2)          934         2,392
        Minority interest in partnerships                             (59)         (14)          (29)          255           130
        Extraordinary item, write-off of deferred loan fees            --           --            --           546            10
        Cumulative effect of change in accounting principle            --           --            --            --           133
        Compensation expense related to stock issuance                 --           --            --           174           167
        Change in assets and liabilities, net of effects
           of purchase of subsidiaries:
           Accounts receivable                                     (1,086)        (675)           21        (2,642)         (524)
           Inventories                                                 (2)          15           (51)         (431)         (158)
           Prepaid expenses, deposits and income
             taxes refundable                                        (733)         195            28            (2)       (1,559)
           Accounts payable and income
             taxes payable                                            483          (24)          971          (430)          875
           Accrued payroll and related benefits                        13         (248)          140           494           (51)
           Accrued interest payable                                    30          (27)          (52)          829          (896)
           Other accrued expenses                                     854          476          (736)        1,001         2,587
                                                              -----------   ----------     ---------   -----------    ----------
             Net cash provided by operating activities              6,610          287         1,094        14,271        19,067
                                                              -----------   ----------     ---------   -----------    ----------

Investing activities:
    Additions to property and equipment                            (6,192)      (1,589)       (2,400)       (7,772)      (10,829)
    Proceeds from disposition of property and equipment             1,159           --            --           172            --
    Cash paid for acquisition of property and
      equipment or subsidairies, net of cash received                  --           --            --       (99,356)       (1,079)
    Payment for purchase option agreement                            (500)          --            --            --            --
    Issuance of note receivable                                        --           --            --       (17,112)         (358)
    Payment received on note receivable                                --           --            --        17,112            --
    Other, net                                                       (735)          66          (894)       (1,789)       (1,306)
                                                              -----------   ----------     ---------   -----------    ----------
             Net cash used in investing activities                 (6,268)      (1,523)       (3,294)     (108,745)      (13,572)
                                                              -----------   ----------     ---------   -----------    ----------

Financing activities:
    Distributions to stockholders and partners                     (1,815)        (353)           --           (93)         (118)
    Dividends to stockholders                                        (318)          --            --            --            --
    Proceeds from note payable to bank                                 --           --         1,075        84,405         8,680
    Repayment of note payable to bank                                  --           --            --        (3,135)      (11,260)
    Proceeds from long-term debt                                   10,559        7,595         2,982         8,433            --
    Repayment of long-term debt                                    (9,539)      (7,435)       (3,029)      (70,655)       (1,633)
    Proceeds from sale of stock, net of issuance costs                 --           --            --        81,328            --
    Purchase and retirement of common stock                          (663)          --            --        (3,770)           --
    Proceeds from issuance of common stock under
      employee stock purchase plan                                     --           --            --           184           101
    Principal payments on capital lease obligations                  (659)         (68)         (113)         (537)         (656)
    Advances from (payments to) affiliate                           1,333           --          (200)       (1,133)           --
    Additions to deferred financing costs                              --           --            --        (1,241)         (519)
                                                              -----------   ----------     ---------   -----------    ----------
             Net cash provided by (used in) financing
               activities                                          (1,102)        (261)          715        93,786        (5,405)
                                                              -----------   ----------     ---------   -----------    ----------

Change in cash and cash equivalents:

    Net increase (decrease) in cash and cash equivalents             (760)      (1,497)       (1,485)         (688)           90
    Cash and cash equivalents at beginning of period                7,200        7,200         6,440         4,955         4,267
                                                              -----------   ----------     ---------   -----------    ----------

    Cash and cash equivalents at end of period                $     6,440   $    5,703         4,955   $     4,267    $    4,357
                                                              ===========   ==========    ==========   ===========    ==========

WestCoast Hospitality Corporation
Consolidated Statements of Cash Flows, Continued
(in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                          Two Months Ended              Years Ended
                                                        Year Ended          December 31,               December 31,
                                                        October 31,   -------------------------  --------------------------
                                                            1997          1996         1997          1998           1999
                                                        ------------  -----------   -----------  ------------   -----------
                                                                      (Unaudited)
Supplemental disclosure of cash flow information:
    Cash paid during period for:
      Interest (net of amount capitalized)              $     8,787   $    1,344         1,474   $     7,297        10,280
      Income taxes                                            1,646           --            --         3,554         2,043

    Noncash investing and financing activities:

      Assumption of capital leases                      $       641   $      122            --   $       278            --
      Issuance of note payable for purchase option              500           --            --            --            --
      Issuance of operating partnership units for
        property acquisitions                                    --           --            --         3,677            --
      Acquisitions of property through debt,
        liabilities or reduction of note receivable              --           --            --        10,066        43,896
      Stock issued for partial acquisition of partner-
        ship interest                                            --           --            --           879            --
      Issuance of stock for acquisition of subsidairies          --           --            --            --         1,052
      Issuance of stock for operating partnership units          --           --            --            --         1,578

The accompanying notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation
Notes to Consolidated Financial Statements

(Information for the two months ended December 31, 1996 is unaudited)
--------------------------------------------------------------------------------

   1.   Organization:

           Effective December 31, 1999, Cavanaughs Hospitality Corporation acquired all of the outstanding stock of WestCoast Hotels, Inc. In February 2000, the Company changed its name to WestCoast Hospitality Corporation. All references herein to WestCoast Hospitality Corporation or WestCoast refer to the consolidated entity including Cavanaughs Hospitality Corporation as the predecessor entity. WestCoast Hospitality Corporation is a hotel operating company that owns, operates, franchises, acquires, develops, renovates and repositions full service hotels in the Western United States under its proprietary brand names, "Cavanaughs (R)" and "WestCoast (R)". Substantially all of WestCoast's assets, including the hotels, are owned by or for the benefit of WestCoast Hospitality Limited Partnership (WHLP) (formerly Cavanaughs Hospitality Limited Partnership), a Delaware limited partnership. WestCoast Hospitality Corporation manages the day to day operations of the partnership in its capacity as sole general partner.

           At December 31, 1997, the Company controlled and operated eight hotel properties. At December 31, 1998, the Company controlled and operated 19 hotel properties. As of December 31, 1999, the Company has ownership interests and operated 24 hotel properties, managed an additional 9 properties and franchised an additional 13 properties, totaling 46 hotels in 9 states, including Alaska, Arizona, California, Hawaii, Idaho, Montana, Oregon, Utah and Washington. Additionally, the Company provides computerized ticketing for entertainment events and arranges Broadway and other entertainment event productions. Also, during the second quarter of 1999, the Company launched TicketsWest.com, an Internet ticketing service offering consumers up-to-the-minute information on live entertainment and the ability to make real-time ticket purchases to events through the website. The Company owns and manages ticketing operations in Colorado, Idaho, Montana, Oregon and Washington. The Company also leases retail and office space in buildings owned by the Company and manages residential and commercial properties for others in Idaho, Montana and Washington.

           The consolidated financial statements as of and for the year ended December 31, 1999 include the accounts of WestCoast Hospitality Corporation, its wholly owned subsidiaries, its general and limited partnership interest in WHLP, a 50% interest in a limited partnership and its equity basis investment in three limited partnerships. All of these entities are collectively referred to as "the Company" or "WestCoast"." All significant intercompany transactions and amounts have been eliminated in the consolidated financial statements.

        Prior Restructuring

           In November 1997, the Company distributed certain of its operations (consisting of subsidiaries, partnership investments or divisions of the Company) to the existing stockholders as they were dissimilar to the predominant business of the Company. These operations consisted primarily of real estate development, a wholesale dairy processor and a long-term residence inn operation. These operations have historically been managed and financed autonomously, are being operated autonomously and do not have material financial commitments, guarantees or contingent liabilities associated with the Company. Accordingly, these operations have been excluded from the consolidated financial statements for all periods presented. The effects of excluding the subsidiaries, investments or divisions are recorded as a contribution from or distribution to stockholders and partners.

           In November 1997, the Company contributed all of its assets to WHLP in exchange for the general partnership interest (which holds a 1% interest in WHLP) and limited partnership interests. Operating Units (OP Units) of WHLP were issued as limited partnership interests. OP Units are convertible to common stock of WestCoast Hospitality Corporation on a one-for-one basis.

           Prior to January 1, 1998, the combined financial statements included the operations of WestCoast Hospitality Corporation (including its merged and predecessor entities which included Barbieri Investment Company (BIC)) and G & B: Lincoln Building Limited Partnership (Lincoln Building) as these entities were under common control. On January 1, 1998, the Company issued common stock and OP Units in WHLP to the partners of Lincoln Building in exchange for the assets and liabilities of Lincoln Building.

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

               The Company maintains several trust accounts for owners of real properties which it manages. These cash accounts are not owned by the Company and therefore, are not included in the consolidated financial statements. At December 31, 1999, these accounts totaled approximately $1,824,000.

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

            Interest Capitalization

                The Company capitalizes interest costs during the construction period for qualifying assets. During the year ended October 31, 1997, the two months ended December 31, 1996 and 1997 and the years ended December 31, 1998 and 1999, the Company capitalized approximately $6,000, $12,000, $17,000, $363,000 and $550,000 of
            interest costs, respectively.

            Intangible Assets

                Intangible assets consist of brand name and goodwill
            attributable to the purchase price of acquisitions which were in excess of the estimated fair values of net tangible and identifiable intangible assets acquired. These assets are being amortized over 20-40 years. Accumulated amortization at December 31, 1998 and 1999 was approximately $302,000 and $365,000, respectively. Intangible assets are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the assets are less than their carrying values.

            Other Assets

                Other assets primarily include amounts expended for management and marketing contracts, deferred loan fees, purchase option payments, straight-line rental income, a minority interest in a limited liability company and investments in partnerships. The cost of management and marketing contracts are amortized over the weighted-average remaining term of the contracts. Deferred loan fees are amortized using the interest method over the term of the related loan agreement. The Company has deferred purchase option payments made pursuant to purchase agreements for hotel properties which are currently being leased and operated by the Company. If the option is exercised, the option payments will be amortized as part of the purchase price of the hotels. If the option is not exercised, the option payments will be charged to operations.

                The Company's investment in the limited liability company is accounted for under the cost method. Investment in a partnership over which the Company can exercise significant influence is accounted for by the equity method, under which the Company recognizes its proportionate share of partnership earnings and treats distributions as a reduction in its investment.

            Income Taxes

                Prior to their merger, WestCoast Hospitality Corporation and BIC filed separate federal and state income tax returns. WHLP and the other partnerships which are partially or wholly owned by WestCoast Hospitality Corporation are not tax paying entities. However, the income tax attributes of these partnerships flow through to the respective partners of the partnerships.

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

            Earnings Per Share

                Net income per share - basic is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Net income per share - diluted is computed by adjusting net income by the effect of the minority interest related to OP Units and increasing the weighted-average number of common shares outstanding by the effect of the OP Units and the additional common shares that would have been outstanding if the dilutive potential common shares (stock options) had been issued, to the extent that such issuance would be dilutive. There is no difference between basic and diluted earnings per share because the stock options are antidilutive in 1998 and 1999.

                Due to the combination of the companies and partnerships,
            historical earnings per share information prior to the combination described in Note 1 is not relevant or meaningful. Therefore, only pro forma earnings per share for the year ended October 31, 1997 has been presented based upon the number of common shares of WestCoast Hospitality Corporation which were outstanding after the merger of the companies and partnerships.

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

            New Accounting Pronouncement

                In April 1998, Statement of Position (SOP) 98-5, "Reporting on
            the Costs of Start-up Activities" was issued. The SOP requires that all costs of start-up activities and organization costs be expensed as incurred. The Company adopted the provisions of SOP 98-5 on January 1, 1999 and reported the change as a cumulative effect of an accounting change in the consolidated statement of operations. The adoption of SOP 98-5 resulted in a charge to operations of $133,000, which is net of $68,000 of income taxes.

            Reclassifications

                For the year ended December 31, 1999, the Company redefined its operating segments as (1) Hotels and Restaurants; (2) TicketsWest.com (entertainment); and (3) Real Estate Division. With the acquisition of WestCoast Hotels, Inc. on December 31, 1999, a fourth segment, Franchise and Central Services, was created. However, this segment will not have any operations until 2000. During 1999, the Company also identified most selling, general and administrative costs, property operating costs and depreciation and amortization expenses that were previously undistributed to the segments as costs of the respective segments. Accordingly, the presentation of the consolidated statements of operations for all periods presented have been reclassified to reflect the 1999 classifications. These reclassifications and others to conform the prior financial statements to the 1999 presentation had no effect on net income (loss) or retained earnings as previously reported.

            Estimates

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

   3.   Property and Equipment:

            Property and equipment at December 31, 1998 and 1999 is summarized as follows (in thousands):

                                                                      1998             1999
     Buildings and equipment                                     $     191,680    $    207,595
     Furniture and fixtures                                             14,926          15,953
     Equipment acquired under capital leases                             4,633           4,197
     Landscaping and land improvements                                   1,260           1,477
                                                                 -------------    ------------
                                                                       212,499         229,222
     Less accumulated depreciation and amortization                    (40,302)        (47,612)
                                                                 -------------    ------------
                                                                       172,197         181,610
     Land                                                               54,056          54,056
     Construction in progress                                            1,170           7,571
                                                                 -------------    ------------

                                                                 $     227,423    $    243,237
                                                                 =============    ============


             Depreciation expense for the year ended October 31, 1997, the two months ended December 31, 1996 and 1997 and the years ended December 31, 1998 and 1999 was approximately $4,776,000, $736,000, $766,000,
        $5,691,000 and $7,336,000, respectively.

   4.   Long-Term Debt:

             Long-term debt consists of mortgage notes payable and notes and contracts payable, collateralized by real property, equipment and the assignment of certain rental income. Long-term debt as of December 31, 1998 and 1999 is as follows (amounts outstanding in thousands):


                                                                                                 1998        1999

               Note payable in monthly installments of $79,828 including interest at
                    7.25%, through June 2006, collateralized by real property               $  10,855   $  10,535
               Note payable in monthly installments of $64,637 including interest at a variable rate (7.36% at December 31, 1998 and 1999), through
                    September 2007, collateralized by assignment of certain rental income       7,602       7,488
               Note payable in monthly installments of principal and interest at 7%, through January 2010 convertible into common stock of the Company
                    at $15 per share                                                               --       7,000
               Industrial revenue bonds payable in monthly installments of $73,668 including interest at a variable rate (7.65% at December 31, 1998 and
                    5.9% at December 31, 1999), through May 2009, collateralized by real
                    property                                                                    7,182       6,818

                                                                                                 1998      1999

               Note payable in monthly installments of $65,393, including interest at a variable rate (7.79% at December 31, 1998 and 7.25% at December 31,
                    1999), through June 2018, collateralized by real property                   $   6,985   $   6,819
               Note payable in monthly installments of $53,517, including interest at 8%,
                    through July 2005, collateralized by real property                                 --       5,310
               Note payable in monthly installments of $56,875 including interest at a variable rate (9.0% at December 31, 1998 and 1999), through April
                    2004, collateralized by real property                                           4,654       4,523
               Note payable in monthly installments of interest only at a variable rate
                    (8.5%, at December 31, 1999), paid in full January 2000                            --       4,500
               Note payable in monthly installments of $23,006 including interest at a variable rate (8.25% at December 31, 1998 and 7.50% at December 31,
                    1999), through January 2008, collateralized by real property                    2,649       2,569
               Commercial loan payable in monthly installments of interest only at a variable rate of LIBOR plus 2.5% (7.75% at December 31, 1999) plus annual principal installments of $200,000, through October 2002, paid in full
                    January 2000                                                                       --       2,450
               Industrial revenue bonds payable in monthly installments of $19,167 in-
                    cluding interest at a variable rate (4.2% at December 31,
                    1998 and 4.4% at December 31, 1999), through January 2007, collateralized by real property 2,271 2,041
               Note payable in monthly installments of $18,845 including interest at an index rate plus 1.5%, subject to a minimum of 9.5% and a maximum of
                    12.0% (10.0% at December 31, 1998 and 1999), through December 2011,
                    collateralized by real property                                                 1,630       1,564
               Note payable in monthly installments of $10,430, including interest at 7.42%,
                    through December 2003                                                              --       1,396
               Note payable in monthly installments of $9,076, including interest at a variable rate (7.7% at December 31, 1998 and 7.15% at December 31,
                    1999), through November 2009, collateralized by certain equipment and
                    furniture and fixtures                                                            711         669
               Note payable in monthly installments of $7,024 including interest at a variable rate (9.25% at December 31, 1998 and 8.75% at December 31, 1999),
                    paid in full in March 2000                                                        523         485
               Note payable of interest only at 8.0% until maturity in October 2002, collater-
                    alized by letter of credit                                                        500         500
               Other                                                                                  126         294
                                                                                                      ---      ------
                                                                                                   45,688      64,961
               Less current portion                                                                (1,538)     (7,445)
                                                                                                ---------    --------

                       Non current portion                                                      $  44,150   $  57,516
                                                                                                =========   =========

            The Company used the net proceeds of its initial public offering of common stock to repay approximately $68.6 million of debt during the year ended December 31, 1998. Additionally, certain debt was also repaid during the year ended December 31, 1999. In connection with the debt repayment, approximately $546,000 of deferred loan fees and prepayment penalties, net of $282,000 income taxes, were charged to operations during the year ended December 31, 1998. During the year ended December 31, 1999, $10,000 of deferred loan fees, net of $5,000 income taxes were charged to operations. These charges are presented as an extraordinary item on the consolidated statements of operations.

           Contractual maturities for long-term debt outstanding at December 31, 1999 are summarized by year as follows (in thousands):

              Years Ending
              December 31,
            ---------------
                 2000                    $     7,445
                 2001                          2,643
                 2002                          5,723
                 2003                          4,319
                 2004                          3,354
              Thereafter                      41,477
                                        ------------
                                         $    64,961
                                        ============

   5.   Capital Lease Obligations:

            The Company leases certain equipment under capital leases. The imputed interest rates on the leases range from 8.0% to 8.6%. Cost and accumulated amortization of the equipment as of December 31, 1998 are approximately $4,633,000 and $1,799,000, respectively. Cost and accumulated amortization of this equipment as of December 31, 1999 are approximately $4,197,000 and $1,812,000, respectively.

             Future minimum lease payments due under capital leases at December 31, 1999 are as follows (in thousands):


              Years Ending
             December 31,
           -----------------
                 2000                              $       725
                 2001                                      561
                 2002                                      400
                 2003                                      270
                                                   ------------
Total minimum lease payments                             1,956
Less amount representing interest                         (230)
                                                   ------------
Total obligations under capital lease                    1,726
Less current portion                                      (623)
                                                   ------------

                                                   $     1,103
                                                   ============

   6.   Notes Payable to Bank:

           In May 1998, the Company obtained an $80 million revolving credit facility with a consortium of banks. In December 1998, the Company received a commitment to amend the credit facility to increase the total amount available under the facility to $100 million. In December 1999, in connection with the WestCoast Hotels, Inc. acquisition (see Note 13), the credit facility was amended to increase the total amount available under the facility to $120 million. The credit facility is collateralized by certain property and requires that the Company maintain certain financial ratios, minimum levels of cash flows and restricts the payment of dividends. Any outstanding borrowings bear interest based on the prime rate or LIBOR. At December 31, 1999, the interest rate on outstanding borrowings ranged from 8.44% to 8.75%. The weighted-average interest rate on outstanding borrowings was 7.27% and 8.47% at December 31, 1998 and 1999, respectively. Interest only payments are due monthly. The credit facility matures in 2003. The credit facility requires the initial payment of a 1% fee plus an annual standby fee ranging from 0.25% to 0.50% (0.35% at December 31, 1999). Additionally, in connection with the December 1999 amendment, a $950,000 fee was paid. The Company was in compliance with all required covenants at December 31, 1998 and 1999. The debt agreement allows the Company to pay dividends as long as certain minimum financial ratios are maintained. At December 31, 1998 and 1999, the Company was restricted from paying any dividends.

             In January 2000, the Company obtained a rate cap protection contract for $36 million of its credit facility. For a period of 3 years, the Company is protected from LIBOR exceeding 9%. The rate protection contract is transferable.

           At December 31, 1998, in addition to the $76,300,000 outstanding under the credit facility, the Company also had a $6,180,000 note payable to the lead bank under the credit facility. Interest only at a variable rate (7.79% at December 31, 1998) was payable monthly. This note was paid in full in January 1999.

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

   8.   Income Taxes:

           Major components of the Company's income tax provision (benefit) for the year ended October 31, 1997, the two months ended December 31, 1996 and 1997 and the years ended December 31, 1998 and 1999 are as follows (in thousands):

                          Year Ended          Two Months Ended                  Years Ended
                          October 31,           December 31,                   December 31,
                                         ----------------------------   ----------------------------
                              1997           1996            1997           1998            1999
                          ------------   -------------   ------------   ------------    ------------
     Current:
        Federal           $       (16)   $       (104)   $        (4)   $     3,249           1,175
        State                      --              --             --            127             170
     Deferred                     948              --             (2)           934           2,392
                          ------------   -------------   ------------   ------------    ------------

                          $       932    $       (104)   $        (6)   $     4,310           3,737
                          ============   =============   ============   ============    ============

         The income tax provisions (benefits) shown in the consolidated statements of operations differ from the amounts calculated using the federal statutory rate applied to income (loss) before income taxes as follows (in thousands):


                                    Year Ended        Two Months Ended December 31,           Years Ended December 31,
                                    October 31,     ----------------------------------  --------------------------------------
                                       1997               1996               1997              1998                1999
                                 ------------------ ------------------ ---------------  ------------------- ------------------
                                  Amount      %      Amount     %      Amount    %       Amount      %       Amount      %
                                 -------- --------- ------- ---------- ------- -------  --------- --------- --------- --------
Provision (benefit) at

   federal statutory rate            898   34.0 %   $  (93)  (34.0)%   $   --    -- %      4,204   34.0 %   $  4,049   34.0 %
Effect of tax credits                (20)  (0.7)        --      --         --    --          (59)  (0.4)        (671)  (5.6)
State taxes, net of
   federal benefit                    --     --         --      --         --    --           84    0.7          113    0.9
Other                                 54    2.0        (11)    4.0         (6)   --           81    0.6          246    2.1
                                 -------  -----     ------  ------     ------  ----     --------  -----     --------  -----

                                 $   932   35.3 %   $  (104) (38.0)%   $   (6)   -- %      4,310   34.9 %   $  3,737   31.4 %
                                 =======  =====     ======= ======     ======  =====    ========  =====     ========  =====


         Components of the net deferred tax assets and liabilities at December 31, 1998 and 1999 are as follows (in thousands):


                                                                 1998                         1999
                                                     ---------------------------  ---------------------------
                                                       Assets      Liabilities      Assets       Liabilities
                                                     ------------  -------------  ------------   ------------
     Depreciation on property and equipment          $        --   $      6,222   $        --         15,459
     Rental income                                            --            437            --            578
     Tax credits                                             266             --            --             --
     Other                                                    44             --           420             --
                                                     ------------  -------------  ------------   ------------

                                                     $       310   $      6,659   $       420         16,037
                                                     ============  =============  ============   ============

9.      Operating Lease Income:

           The Company leases shopping mall space to various tenants over terms ranging from one to ten years. The leases generally provide for fixed minimum monthly rent as well as tenants' payments for their pro rata share of taxes and insurance, common area maintenance and expenses associated with the shopping mall. In addition, the Company leases commercial office space over terms ranging from one to eighteen years. The cost and accumulated depreciation of the commercial office properties at December 31, 1998 was approximately $34,106,000 and $9,421,000, respectively. The cost and accumulated depreciation of these properties at December 31, 1999 was approximately $34,350,000 and $10,352,000, respectively.

            Future minimum lease income under existing noncancellable leases at December 31, 1999 is as follows (in thousands):


      Years Ending
      December 31,
     --------------
         2000                         $        7,427
         2001                                  6,677
         2002                                  5,711
         2003                                  5,270
         2004                                  4,611
        Thereafter                             14,849
                                      ---------------

                                      $        44,545
                                      ===============


           Rental income for the year ended October 31, 1997, the two months ended December 31, 1996 and 1997 and the years ended December 31, 1998 and 1999 was approximately $6,539,000, $1,191,000, $1,169,000,
        $7,155,000 and $7,594,000, respectively, which included contingent rents of approximately $217,000, $58,000, $93,000, $147,000 and $149,000,
        respectively.

  10.   Operating Lease Commitments:

           The Company leases building space under an operating lease agreement which requires monthly payments of $4,500 through March 2009. The monthly payments can be increased yearly for inflation.

           In 1998, the Company began leasing land at one of its hotel properties which requires monthly payments based on either gross receipts from the hotel or a monthly minimum, whichever is greater, through July 2014, with two 10-year renewal options. At December 31, 1999, monthly minimum lease payments were $5,631. The monthly minimum payments can be adjusted every three years based on the average monthly payments. In 1998, the Company began leasing land at one of its hotel properties, which requires monthly payments of $5,454 through May 2062. The monthly payments are subject to adjustment annually.

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

           Through the WestCoast Hotels, Inc. acquisition, the Company began operating a hotel in Bellevue, Washington in January 2000 with an operating lease and purchase option agreement. The lease agreement expires on December 31, 2003. The Company pays monthly lease payments of $27,951 plus "additional rent" as defined in the agreement. Additional rent includes hotel operating and other costs. The purchase option is exercisable from January 1, 2000 through July 1, 2002 at the lessor's option and the Company's mutual consent and from July 2002 through December 2003 solely at the Company's option. The total purchase price of the option is $12 million less amounts representing the principal portion of the underlying property debt which are included in "additional rent".

            Assuming the Company exercises its purchase options for the Bellevue hotel in July 2002 and the Yakima hotel in March 2003, total payments due under all of the Company's leases at December 31, 1999 are as follows (in thousands):


             Years Ending
             December 31,
           ----------------
                 2000                        $        1,826
                 2001                                 1,726
                 2002                                 1,533
                 2003                                 1,017
                 2004                                   292
              Thereafter                              6,786
                                             --------------
                                             $       13,180
                                             ===============


           Total rent expense under the leases (excluding the Bellevue lease) for the year ended October 31, 1997, the two months ended December 31, 1996 and 1997 and the years ended December 31, 1998 and 1999 was $54,000, $9,000, $79,000, $573,000 and $675,000, respectively.

  11.   Related-Party Transactions:

        The Company had the following transactions with related parties:

         o The Company recorded management fee and other income of approximately $35,000, $8,000, $17,000, $177,000 and $109,000
              during the year ended October 31, 1997, the two months ended December 31, 1996 and 1997 and the years ended December 31, 1998 and 1999, respectively, for performing management and administrative functions for entities which are owned by key stockholders and management of the Company, but are excluded from the consolidated financial statements.

         o The Company received commissions for real estate sales from entities which are owned or partially owned by key stockholders and management of the Company, but are excluded from the consolidated financial statements of $87,000, $3,000, $1,000, $42,000 and $114,000 for the year ended October 31, 1997, the two months ended December 31, 1996 and 1997 and the years ended December 31, 1998 and 1999, respectively.

         o During 1998 and 1999, the Company held certain cash and investment accounts in a bank and had notes payable to the same bank. The bank's chairman, chief executive officer and president became a director of the Company in April 1998. At December 31, 1998 and 1999, total cash and investments of approximately $1,306,000 and $1,811,000, respectively and a note payable totaling approximately $1,436,000 and $6,818,000 respectively, were outstanding with this bank. Total interest income of $74,000 and $75,000, respectively and interest expense of $128,000 and $206,000, respectively, was recorded related to this bank during the years ended December 31, 1998 and 1999.

        o At December 31, 1999, the Company guaranteed $235,000 of a note which is payable by a limited liability company, in which the Company holds a minority interest.

        o At December 31, 1997, the Company had a $1,133,000 payable to an affiliated entity due to common control. The payable bore interest at the prime rate and was paid in full during 1998. During the two months ended December 31, 1997 and the year ended December 31, 1998, the Company incurred $16,000 and $26,000 of interest expense associated with this note.

        o Interest expense of approximately $67,000, $11,000, $11,000 and $0 was incurred related to a $600,000 payable to an affiliated entity due to common control for the year ended October 31, 1997, the two months ended December 31, 1996 and 1997 and the year ended December 31, 1998, respectively. The principal balance was paid in full during 1998.

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

               During 1998 and 1999, the Compensation Committee granted 889,919 and 263,915 options, respectively. All options were designated as nonqualified options, with an exercise price equal to or in excess of fair market value on the date of grant and for a term of ten years. Fifty percent of each recipients' options will vest on the fourth anniversary of the date of grant and the remaining 50% will vest on the fifth anniversary of the date of grant. The vesting schedule will change if, beginning one year after the option grant date, the stock price of the common stock reaches the following target levels (measured as a percentage increase over the exercise price) for 60 consecutive trading days:

                          Stock Price                        Percent of Option
                            Increase                            Shares Vested
                            --------                            -------------

                               25%                                    25%
                               50%                                    50%
                               75%                                    75%
                              100%                                   100%

                 Stock option transactions are summarized as follows:

                                                                                 Exercise
                                         Number         Weighted-Average            Price         Expiration
                                        of Shares        Exercise Price           Per Share          Date
                                       ------------  --------------------   -------------------  ------------
     Balance, December 31, 1997                 --               --           $          --           --
        Options granted                    889,919            15.00                   15.00         2008
        Options forfeited                  (54,050)           15.00                   15.00
                                       -----------

     Balance, December 31, 1998            835,869            15.00                   15.00         2008
        Options granted                    263,915            12.02              7.50-15.00         2009
        Options forfeited                 (122,035)           14.16             10.94-15.00
                                       -----------

     Balance, December 31, 1999            977,749            14.30           $ 7.50-15.00        2008-2009
                                       ===========        =========           ============


                Remaining options available for grant at December 31, 1998 and
            1999 were 364,131 and 222,251, respectively. None of the options outstanding at December 31, 1999 are exercisable.

                The Company uses the intrinsic value method versus the fair value method of recording compensation expense associated with its stock options. Accordingly, since all options were granted at exercise prices equal to or greater than the fair market value of the common stock on the grant date, no compensation expense has been recognized in the consolidated statement of operations. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and income per share for the years ended December 31, 1998 and 1999 would have been decreased to the pro forma amounts indicated below (in thousands, except per share amounts):


                                                                           1998                      1999
                                                                 ------------------------  -------------------------
                                                                     As          Pro           As           Pro
                                                                  Reported      Forma       Reported       Forma
                                                                 -----------  -----------  -----------   -----------
     Income before extraordinary item and cumulative
        effect of change in accounting principle                 $    8,054   $    7,392   $    8,172    $    7,232
     Extraordinary item                                                (546)        (546)         (10)          (10)
     Cumulative effect of change in accounting principle                 --           --         (133)         (133)
                                                                -----------  -----------  -----------   -----------

     Net income                                                  $    7,508   $    6,846   $    8,029    $    7,089
                                                                 ==========  ===========   ==========    ==========

     Income per share:
        Before extraordinary item and cumulative effect
           of change in accounting principle                     $     0.71   $     0.65   $     0.64    $     0.57
        Extraordinary item                                            (0.05)       (0.05)          --            --
        Cumulative effect of change in accounting principle              --           --        (0.01)        (0.01)
                                                                 ----------   ----------   ----------    ----------

     Net income per share - basic and diluted                    $     0.66   $     0.60   $     0.63    $     0.56
                                                                 ==========   ==========   ==========    ==========


                The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1999:

                                              1998             1999
                                           ----------       -----------
               Dividend yield                       0%                0%
               Expected volatility                 33%               33%
               Risk free interest rates          5.55%             5.45%
               Expected option lives           4 years           4 years

                The weighted-average life of options outstanding at December 31,
            1999 was 8.37 years. The weighted-average fair value of all options granted during 1998 and 1999 was $7.25 and $4.43 per share, respectively. The weighted-average fair value and exercise price for options granted at market value and for those options granted above market value on the date of grant in 1998 and 1999 are as follows:


                                                Weighted-Average         Weighted-Average
                                                   Fair Value             Exercise Price
                                             --------------------      --------------------
                                               1998         1999         1998        1999
                                             --------     -------      -------     --------
     Options granted at market price        $     7.65    $   5.61     $  15.00    $   10.94
     Options granted above market price     $     3.99    $   2.49     $  15.00    $   12.98

                In connection with the Company's initial public offering in
            1998, the Company also granted 55,000 restricted shares of common stock to certain members of senior management. Twenty percent of these shares were issued in 1998 and 1999 and twenty percent will be issued in each subsequent year provided such employee is an employee of the Company at that time. The Company recorded compensation expense of approximately $165,000 during each of the years ended December 31, 1998 and 1999 associated with these grants.

            Employee Stock Purchase Plan

                In 1998, the Company adopted the Employee Stock Purchase Plan to assist employees of the Company in acquiring a stock ownership interest in the Company. A maximum of 300,000 shares of common stock is reserved for issuance under this plan. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions. No employee may purchase more than $25,000 worth of common stock under this plan in any calendar year. During the years ended December 31, 1998 and 1999, 18,752 and 14,245 shares were purchased under this plan for approximately $184,000 and $101,000, respectively.

            Defined Contribution Plan

                The Company and employees contribute to the Cavanaughs
            Hospitality Corporation Amended and Restated Retirement and Savings Plan. The defined contribution plan was created for the benefit of substantially all employees of the Company. The Company makes contributions of up to 3% of an employee's compensation based on a vesting schedule and eligibility requirements set forth in the plan document. Company contributions to the plan for the year ended October 31, 1997, the two months ended December 31, 1996 and 1997 and the years ended December 31, 1998 and 1999 were approximately $97,000, $18,000, $20,000, $161,000 and $204,000, respectively.

                Upon the acquisition of WestCoast Hotels, Inc., the Company acquired two additional defined contribution plans.

  13.   Acquisitions:

            Year Ended December 31, 1999

                During 1999, the Company made the following acquisitions, all of which have been accounted for using the purchase method of accounting. Accordingly, the results of operations of these entities have been included in the consolidated statement of operations since their respective dates of acquisition.

                On October 26, 1999, WestCoast acquired substantially all of the assets of The Show Terminal, LLC (d.b.a. Colorado Neighborhood Box Office), headquartered in Colorado Springs, Colorado. Colorado Neighborhood Box Office sells tickets to entertainment events throughout the Colorado Springs area. On November 1, 1999, WestCoast acquired Oregon Ticket Company, Inc. (d.b.a. Fastixx), headquartered in Portland, Oregon. The acquisition increased the number of TicketsWest.com(TM) outlets from 23 to 116 and expanded the entertainment division's geographic presence into Oregon and Western Washington.

                The total purchase price of Colorado Neighborhood Box Office and
            Fastixx of $3,456,000 was comprised of $2,149,000 cash, the issuance of a $255,000 note payable, and the issuance of 138,884 shares of the Company's common stock which was recorded at its fair value based on quoted market price of $1,052,000. Additionally, the Fastixx purchase price included contingent consideration to be paid dependent upon the future operations of the company. The contingent consideration will be accounted for as goodwill and will be amortized accordingly when, and if, the contingency is removed and additional consideration is paid. Goodwill related to these acquisitions of approximately $3,282,000 is being amortized over 20 years. The results of operations of these two acquisitions for the year ended December 31, 1998 and the 1999 period prior to the acquisition by the Company is not material.

                Effective December 31, 1999, the Company acquired all of the outstanding stock of WestCoast Hotels, Inc. This acquisition resulted in the Company acquiring the following property interests and contracts:

            o   100% interests in two hotels in the Seattle, Washington area

            o Limited or co-general partnership interests and management agreements for three hotels in Seattle, Washington; La Jolla, California and Phoenix, Arizona

            o   Management contracts for 9 hotel properties

            o   Franchise agreements for 13 hotel properties

                The total purchase price of approximately $45.5 million
            consisted of $21.4 million cash, issuance of $7 million bonds payable and assumption of $17.2 million outstanding debt and other liabilities of WestCoast Hotels, Inc. The $7 million bonds payable are convertible into common stock of the Company at $15 per share. The purchase price has been allocated to the estimated fair values of assets acquired and liabilities assumed. Assets acquired consist of working capital accounts, management and franchise contracts of $5.1 million, property and equipment of $11.8 million and partnership interests and purchase option contracts of $10.9 million. The purchase price in excess of the fair value of the net assets acquired has been allocated to brand name and goodwill, which will be amortized over 40 years using the straight-line method. The assets acquired and liabilities assumed are included on the December 31, 1999 consolidated balance sheet.

                Due to the timing of the WestCoast Hotels, Inc. acquisition, the results of operations of WestCoast Hotels, Inc. will be included in the consolidated results of operations of the Company commencing January 1, 2000. The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of WestCoast Hotels, Inc. had occurred at January 1, 1999 (in thousands, except per share data):

              Revenue                                                 $  125,311
                                                                      ==========

              Income before extraordinary item and cumulative
            effect of change in accounting principle                  $    7,902
                                                                      ==========

              Net income                                              $    7,759
                                                                      ==========

              Net income per share - basic and diluted                $     0.61
                                                                      ==========

                The above amounts are based upon certain assumptions and
            estimates which the Company believes are reasonable and do not reflect any benefit from economies which might be achieved from combined operations. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the bases assumed, nor are they indicative of the results of future combined operations.

            Year Ended December 31, 1998

                During 1998, the Company acquired certain property and equipment of hotels in the following locations (dollars in thousands):


     Month                                                           Number           Purchase
   Acquired                        Location                         of Hotels          Price
----------------   -----------------------------------------      --------------   --------------
January            Spokane, Washington                                  1          $       11,500
February           Idaho Falls, Idaho                                   1                   3,800
March              Post Falls, Idaho                                    1                   9,500
April              Hillsboro, Oregon                                    1                   5,500
May                Kalispell, Montana                                   1                   9,600
June               Salt Lake City, Utah                                 1                  31,600
July               Boise, Idaho, Twin Falls, Idaho
                       Pocatello, Idaho, and Helena, Montana            4                  30,300
December           Olympia, Washington                                  1                  11,700
                                                                                   --------------
                                                                                   $      113,500
                                                                                   ==============

           The Spokane, Washington acquisition was a lease with purchase option. The purchase option was exercised in April 1998. The purchase prices for the hotels were satisfied through a combination of the payment of cash, the assumption of debt and the issuance of OP Units. As part of the total purchase price above, WHLP issued 245,148 OP Units which were valued at approximately $3.7 million.

           All of these acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of operations of these hotels have been included in the consolidated statement of operations since their respective dates of acquisition. Total property and equipment acquired was approximately $78.0 million and debt of approximately $8.7 million was assumed in these acquisitions. The excess purchase price of the assets over their historical cost bases has been allocated to property and equipment and is being depreciated over the estimated remaining useful life of the related assets (approximately 15-40 years).

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

           The estimated fair values of financial instruments at December 31, 1998 and 1999 are as follows (in thousands):

                                                              1998                           1999
                                                  ----------------------------   ----------------------------
                                                   Carrying          Fair         Carrying          Fair
                                                    Amount           Value         Amount          Value
                                                  ------------    ------------   ------------   -------------
     Financial assets:
        Cash and cash equivalents                 $     4,267     $     4,267    $     4,357    $      4,357
        Accounts receivable                             5,427           5,427          7,548           7,548

     Financial liabilities:
        Current liabilities, excluding debt             9,709           9,709         17,935          17,935
        Notes payable to bank                          82,480          82,480        101,263         101,263
        Long-term debt                                 45,688          47,462         64,961          64,961
        Capital lease obligations                       2,382           2,382          1,726           1,726

15.     Business Segments:

            As described in Note 2, the Company has four operating segments: (1) Hotels and Restaurants; (2) TicketsWest.com; (entertainment); (3) Real Estate Division and (4) Franchise and Central Services. The Franchise and Central Services segment represents the franchise and marketing division of the Company, which was acquired with the WestCoast Hotels, Inc. purchase. Due to the timing of the WestCoast Hotels, Inc. acquisition, this segment had identifiable assets and capital expenditures at December 31, 1999, but no operations will be reported until 2000. Corporate services and other consists primarily of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment, which are not specifically associated with an operating segment.

           TicketsWest.com has significant inter-segment revenues, which are eliminated in the consolidated financial statements. Management reviews and evaluates the operations of TicketsWest.com including the inter-segment revenues. Therefore, the total revenues, including inter-segment revenues are included in the segment information below. Management reviews and evaluates the operating segments exclusive of interest expense. Therefore, interest expense is not allocated to the segments.

           Selected information with respect to the segments is as follows (in thousands):

                                                             Two Months Ended             Years Ended
                                            Year Ended         December 31,               December 31,
                                            October 31,  -------------------------  ------------------------
                                               1997         1996          1997         1998         1999
                                            -----------  -----------  ------------  -----------  -----------
    Revenues:
        Less: inter-segment revenues              (428)         (45)          (49)        (590)         (778)
      Real Estate Division                       8,570        1,467         1,659        9,183         9,649
      Corporate Services and other                  49            3            20          288           417
                                            ----------   ----------   -----------   ----------   -----------

                                            $   52,043   $    7,357   $     8,838   $   86,333   $   110,055
                                            ===========  ==========   ===========   ==========   ===========

    Operating income (loss):
      Hotels and Restaurants                $    8,664   $      542   $       784   $   16,848   $    18,707
      TicketsWest.com                              399           (6)           24          479           388
      Real Estate Division                       2,834          515           722        4,191         3,852
      Corporate Services and other              (1,262)        (127)         (187)      (1,208)       (1,912)
                                            ----------   ----------  ------------   ----------   -----------

                                            $   10,635   $      924   $     1,343   $   20,310   $    21,035
                                            ==========   ==========   ===========   ==========   ===========

    Capital expenditures:
      Hotels and Restaurants                $    4,960   $    1,407   $     1,322   $  118,899   $    49,580
      Franchise and Central Services                --           --            --           --         7,428
      TicketsWest.com                               75           25            11          155         4,766
      Real Estate Division                         980          150         1,060        1,056           442
      Corporate Services and other                 177            7             7        1,039         1,064
                                            ----------  -----------  ------------   ----------   -----------

                                            $    6,192   $    1,589   $     2,400   $  121,149   $    63,280
                                            ==========   ==========   ===========   ==========   ===========

    Depreciation and amortization:
      Hotels and Restaurants                $    3,170   $      487   $       532   $    4,481   $     5,951
      TicketsWest.com                               62            8             9           46           110
      Real Estate Division                       1,473          258           237        1,305         1,328
      Corporate Services and other                  70            6            20          283           543
                                            ----------  -----------  ------------  -----------   -----------

                                            $    4,775   $      759   $       798   $    6,115   $     7,932
                                            ==========   ==========   ===========   ==========   ===========

    Identifiable assets:
      Hotels and Restaurants                $   91,431   $   89,591   $    92,415   $  209,539   $   261,943
      Franchise and Central Services                --           --            --           --         7,428
      TicketsWest.com                            2,666        1,637         1,925        1,628        10,095
      Real Estate Division                      24,035       24,645        25,965       26,327        26,121
      Corporate Services and other               5,972        4,068         4,812        7,409         3,545
                                            ----------   ----------   -----------   ----------    ----------

                                            $  124,104   $  119,941   $   125,117   $  244,903   $   309,132
                                            ==========   ==========   ===========   ==========   ===========

  16.   Earnings Per Share:

           The following table presents a reconciliation of the numerators and denominators used in the basic and diluted EPS computations (in thousands, except per share amounts). Also shown is the number of dilutive securities (stock options) that would have been included in the diluted EPS computation if they were not anti-dilutive.

                                   Year Ended                                Years ended December 31,
                               October 31, 1997      Two Months Ended      -----------------------------
                                  (Pro Forma)         December 31, 1997         1998            1999
                               ------------------  ----------------------  --------------    -----------
Numerator:
    Income before extra-
      ordinary item and
      cumulative effect of change
      in accounting principle           1,709           $        6          $    8,054      $    8,172
    Extraordinary item
    Cumulative effect of change                                                   (546)            (10)
      in accounting principle              --                   --                  --            (133)
                                   ----------           ----------          ----------      ----------

    Net income-basic                    1,709                    6               7,508           8,029
    Income effect of dilutive
      OP Units                             --                   --                 223             208
                                   ----------           ----------          ----------      ----------

    Net income -diluted                 1,709           $        6          $    7,731      $    8,237
                                   ==========           ==========          ==========      ==========

Denominator:
    Weighted-average shares
      outstanding - basic               7,072                7,072              11,347          12,755
    Effect of dilutive OP Units            --                   --                 319             341
    Effect of dilutive common
      stock options                        --                   --                  (A)             (A)
v
    Weighted-average shares
      outstanding - diluted             7,072                7,072              11,666          13,096
                                   ==========           ==========          ==========      ==========

Earnings per share - basic and
    diluted:
      Income per share before
        extraordinary item
        and cumulative effect of
        change in accounting
        principle                        0.24           $       --          $     0.71      $     0.64
      Extraordinary item                   --                   --               (0.05)             --
      Cumulative effect of change
        in accounting principle            --                   --                  --           (0.01)
Net income per share -
                                   ----------           ----------          ----------      ----------
    basic and diluted                    0.24           $       --          $     0.66      $     0.63
                                   ==========           ==========          ==========      ==========

        (A) At December 31, 1998 and 1999, 835,869 and 977,749 stock options are outstanding, respectively. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share for the years ended December 31, 1998 and 1999 because they are anti-dilutive.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                        DIRECTORS AND EXECUTIVE OFFICERS

         The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 2000 Annual Meeting of Shareholders under the caption "Directors and Officers of the Registrant."

                            COMPENSATION OF DIRECTORS

         The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 2000 Annual Meeting of Shareholders under the caption "Compensation of Directors."

ITEM 11.    EXECUTIVE COMPENSATION

         The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 2000 Annual Meeting of Shareholders under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 2000 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is contained, and incorporated by reference from, the Proxy Statement for the Company's 2000 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions."

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K.

A.       List of documents filed as part of this report.

         1.       Index to financial statements:

                  a. WestCoast Hospitality Corporation - Consolidated Balance Sheets
                  b. WestCoast Hospitality Corporation - Consolidated Statements of Operations
                  c. WestCoast Hospitality Corporation - Consolidated Statements of Changes in Stockholders' and Partners' Equity
                  d. WestCoast Hospitality Corporation - Consolidated Statements of Cash Flows
                  e. WestCoast Hospitality Corporation - Notes to Consolidated Financial Statements

         2.       Index to financial statement schedules:

                  All schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or the information is contained in the Financial Statements and therefore have been omitted.

3.       Index to exhibits:


         EXHIBIT NO.        DESCRIPTION
         -----------        -----------
         3.1(1)             Amended and Restated Articles of Incorporation of the Company
         3.2(1)             Amended and Restated By-Laws of the Company
         4.1(1)             Specimen Common Stock Certificate
         10.1(3)            Employment Agreement between the Company and Donald K. Barberi
         10.2(3)            Employment Agreement between the Company and Arthur M. Coffey
         10.3(3)            Employment Agreement between the Company and Richard L. Barberi
         10.4(3)            Employment Agreement between the Company and David M. Bell
         10.5(3)            Employment Agreement between the Company and Thomas M. Barberi
         10.6(1)            Form of Revolving Credit Facility Agreement
         10.7(1)            Amended and Restated Agreement of Limited Partnership of Cavanaughs
                            Hospitality Limited Partnership
         10.8(1)            Employee Stock Purchase Plan of Cavanaughs Hospitality Corporation
         10.9(1)            1998 Stock Incentive Plan of Cavanaughs Hospitality Corporation
         10.11(1)           Form of Stock Option Award Agreement
         10.12(1)           Form of Restricted Stock Award Agreement
         10.13(1)           Gateway Property Lease Agreement
         10.13a(1)          Gateway Property Option Agreement
         10.14(1)           Ridpath Property Lease Agreement
         10.15(4)           Form of Indemnification Agreement
         10.19(2)           Purchase and Sale Agreement re: WC Holdings, Inc.
         10.20(2)           Membership Interest Purchase Agreement re: October Hotel
                            Investors, LLC
         10.21(2)           First Amendment to Membership Interest Purchase Agreement  re: October
                            Hotel Investors, LLC
         10.22              Amended and Restated Revolving Credit Facility
         21.1               List of Subsidiaries of the Company
         23.1               Consent of PricewaterhouseCoopers LLP
         24.1(1)            Power of Attorney (see signature pages)
         27.1               Financial Data Schedule

Incorporated by reference to the same exhibit numbers as original document.

--------------
(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form S-1 or the Company's periodic reports required pursuant to the Securities Exchange Act of 1934, as amended.
(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8-K dated January 4, 2000.
(3) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form S-1/A, dated March 10, 1998.
(4) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form S-1/A, dated March 27, 1998.

         Reports on Form 8-K:

                  During the first quarter 2000, the Company filed with the Securities and Exchange Commission a Form 8-K, dated January 19, 2000, with respect to an acquisition of WestCoast Hotels, Inc. and Bellevue Inn LLC by the Company and a Form 8-K/A, dated March 17, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       WESTCOAST HOSPITALITY CORPORATION
                -----------------------------------------------
                                 Registrant

                By:        /s/  DONALD K. BARBIERI
                ----------------------------------------------
                                 Donald K. Barbieri
                Chairman, President and Chief Executive Officer



                                March 30, 2000
                -----------------------------------------------
                                     Date


                 By:       /s/  ARTHUR M. COFFEY
                -----------------------------------------------
                                Arthur M. Coffey
                  Executive Vice President, Chief Financial Officer and Director

                                  March 30, 2000
                -----------------------------------------------
                                     Date


                 By:       /s/  THOMAS M. BARBIERI
                -----------------------------------------------
                                Thomas M. Barbieri
                  Executive Vice President Hotel Operations and Director


                                   March 30, 2000
                -----------------------------------------------
                                      Date

                 By:       /s/   RICHARD L. BARBIERI
                -----------------------------------------------
                                 Richard L. Barbieri
                  Senior Vice President, General Counsel and Director


                                   March 30, 2000
                -----------------------------------------------
                                       Date


                 By:       /s/   DAVID M. BELL
                -----------------------------------------------
                                 David M. Bell
                    Executive Vice President Development


                                 March 30, 2000
                -----------------------------------------------
                                      Date


                  By:       /s/   PETER F. STANTON
                 -----------------------------------------------
                                  Peter F. Stanton
                                     Director


                                 March 30, 2000
                 -----------------------------------------------
                                      Date


                  By:       /s/   RONALD R. TAYLOR
                 -----------------------------------------------
                                  Ronald R. Taylor
                                       Director


                                  March 30, 2000
                 -----------------------------------------------
                                      Date


                  By:       /s/   ROBERT G. TEMPLIN
                 -----------------------------------------------
                                  Robert G. Templin
                                      Director


                                   March 30, 2000
                 -----------------------------------------------
                                       Date

                  By:       /s/   STEPHEN R. BLANK
                 -----------------------------------------------
                                  Stephen R. Blank
                                      Director


                                   March 30, 2000
                 -----------------------------------------------
                                        Date