Form 10-Q
period 2000-03-31
WESTCOAST HOSPITALITY CORP
filed 2000-05-15
CIK 1052595

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15)d OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000
                                        --------------
         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period              to
                                   ------------    ------------

         Commission file number 001-13957
                                ---------

                        WESTCOAST HOSPITALITY CORPORATION
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

As of April 30, 2000, there were 12,938,573 shares of the Registrant's common stock outstanding.


                        WESTCOAST HOSPITALITY CORPORATION

                                    Form 10-Q
                       For the Quarter Ended March 31, 2000

INDEX

Part I - Financial Information

                Item 1 - Financial Statements:

                                -   Consolidated Balance Sheets --
                                    December 31, 1999 and March 31,2000                                                1-2

                                -   Consolidated Statements of Operations --
                                    Three Months Ended March 31, 1999 and 2000                                         3-4

                                -   Consolidated Statements of Cash Flows --
                                    Three Months Ended March 31, 1999 and 2000                                         5-6

                                -   Notes to Consolidated Financial Statements                                        7-10

                Item 2 -        Management's Discussion and Analysis of
                                Financial Condition and Results of
                                Operations                                                                           11-19

PART II - Other Information                                                                                             19

                Item 6 - Exhibits and Reports on Form 8-K                                                               20

Part I - Financial Information
ITEM 1.  FINANCIAL STATEMENTS

WESTCOAST HOSPITALITY CORPORATION CONSOLIDATED BALANCE SHEETS (UNAUDITED) December 31, 1999 and March 31, 2000 (in thousands, except share data)

                                                     December 31,      March 31,
                                                        1999             2000
                                                     ------------      ---------
ASSETS

Current assets:
    Cash and cash equivalents                         $  4,357          $  4,072
    Accounts receivable                                  7,548             7,454
    Income taxes refundable                               --                 541
    Inventories                                          1,110             1,069
    Prepaid expenses and deposits                          883             1,225
                                                       -------          --------
           Total current assets                         13,898            14,361

Property and equipment, net                            243,237           243,237
Intangible assets, net                                  29,613            29,532
Other assets, net                                       22,384            22,306
                                                      --------          --------
           Total assets                               $309,132          $309,436
                                                      ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                  $  4,739          $  2,712
    Accrued payroll and related benefits                 3,024             2,545
    Income taxes payable                                   457              --
    Accrued interest payable                               721               906
    Other accrued expenses                               8,994             5,659
    Long-term debt, due within one year                  7,445             2,749
    Capital lease obligations, due within
        one year                                           623               597
                                                      --------          --------
           Total current liabilities                    26,003            15,168

Long-term debt, due after one year                      57,516            54,212
Notes payable to bank                                  101,263           116,400
Capital lease obligations, due after
    one year                                             1,103             1,051
Deferred income taxes                                   15,617            15,106
Minority interest in partnerships                        2,798             2,731
                                                      --------          --------
           Total liabilities                           204,300           204,668
                                                      --------          --------




WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED), CONTINUED
December 31, 1999 and March 31, 2000
(in thousands, except share data)


                                                      December 31,     March 31,
                                                        1999             2000
                                                      ------------     ---------


Commitments and contingencies

Stockholders' equity:
    Preferred stock - 5,000,000 shares author-
        ized, $0.01 par value, -0- shares
        issued and outstanding                        $   --            $   --
    Common stock - 50,000,000 shares author-
        ized, $0.01 par value; 12,925,276 and
        12,937,726 shares issued and outstanding           129               129
Additional paid-in capital                              83,761            83,844
    Retained earnings                                   20,942            20,795
                                                      --------          --------
           Total stockholders' equity                  104,832           104,768
                                                      --------          --------
           Total liabilities and stockholders'
               equity                                 $309,132          $309,436
                                                      =======           ========

The accompanying notes are an integral part of the consolidated financial statements.

WESTCOAST HOSPITALITY CORPORATION CONSOLIDATED STATEMENTS OF
OPERATIONS(UNAUDITED) for the three months ended March 31, 1999 and 2000 (in thousands, except per share data)

                                                                                                 1999                       2000
                                                                                                 ----                       ----

Revenues:
    Hotels and Restaurants                                                                      $ 18,980                   $ 22,507
    Franchise, Central Services and Development                                                     --                          896
    TicketsWest.com                                                                                  678                      1,416
    Real Estate Division                                                                           2,366                      2,317
    Corporate Services                                                                               124                         73
                                                                                                --------                   --------
                                                                                                  22,148                     27,209
                                                                                                --------                   --------
Operating expenses:
    Direct:
        Hotels and Restaurants                                                                    15,317                     18,385
        Franchise, Central Services and Development                                                 --                          249
        TicketsWest.com                                                                              330                      1,114
        Real Estate Division                                                                       1,130                      1,096
        Corporate Services                                                                            59                         43
        Depreciation and amortization:
           Hotels and Restaurants                                                                  1,461                      1,888
           Franchise, Central Services and Development                                              --                          100
           TicketsWest.com                                                                            17                         75
           Real Estate Division                                                                      334                        326
           Corporate Services                                                                        119                        169
                                                                                                --------                   --------
               Total direct expenses                                                              18,767                     23,445
    Undistributed corporate expenses                                                                 461                        600
                                                                                                --------                   --------
               Total expenses                                                                     19,228                     24,045
                                                                                                --------                   --------
Operating income                                                                                   2,920                      3,164

Other income (expense):
    Interest expense                                                                              (2,280)                    (3,514)
    Interest income                                                                                   55                         52
    Other income                                                                                       5                          3
    Equity in investments                                                                           --                            7
    Minority interest in partnerships                                                                 50                         59
                                                                                                --------                   --------
Income (loss) before income taxes, extra-
    ordinary item and cumulative effect of
    accounting change                                                                                750                       (229)
Income tax provision (benefit)                                                                       255                        (82)
                                                                                                --------                   --------
Income (loss) before extraordinary item and
    cumulative effect of change in accounting
    principle                                                                                        495                       (147)





WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED), CONTINUED for the three months ended March 31, 1999 and 2000 (in thousands, except per share data)


                                                                                                 1999                       2000
                                                                                                 ----                       ----



Extraordinary expense, net of income tax benefit                                              $    (10)                    $   --
Cumulative effect of change in accounting
    principle, net of income tax benefit                                                          (133)                        --
                                                                                              --------                     --------
Net income (loss) $                                                                                352                     $   (147)
                                                                                              ========                     ========

Income (loss) per share - basic and diluted:
    Income (loss) before extraordinary item and
        cumulative effect of change in accounting
        principle $                                                                               0.04                     $  (0.01)
    Extraordinary item                                                                            nil                          --
    Cumulative effect of accounting change                                                       (0.01)                        --
                                                                                              --------                     --------

    Net income (loss) per share                                                               $   0.03                     $  (0.01)
                                                                                              ========                     ========

    Weighted-average common shares outstanding -
        basic                                                                                   12,661                       12,932
                                                                                              ========                     ========
    Weighted-average common shares outstanding -
        diluted                                                                                 13,057                       13,228
                                                                                              ========                     ========


The accompanying notes are an integral part of the consolidated financial statements.

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the three months ended March 31, 1999 and 2000 (in thousands)

                                                                                                        1999                  2000
                                                                                                        ----                  ----
Operating activities:
    Net income (loss)                                                                                $    352              $   (147)
    Adjustments to reconcile net income (loss) to
        net cash provided by (used in)operating activities:
           Depreciation and amortization                                                                1,931                 2,558
           Minority interest in partnerships                                                              (50)                  (59)
           Equity in investments                                                                         --                       7
           Extraordinary item                                                                              10                  --
           Cumulative effect of change in accounting
               principle                                                                                  133                  --
           Change in:
               Accounts receivable                                                                       (447)                   94
               Inventories                                                                                (14)                   41
               Prepaid expenses and deposits                                                             (669)                 (342)
               Income taxes receivable/payable                                                            208                (1,509)
               Accounts payable                                                                          (714)               (2,027)
               Accrued payroll and related benefits                                                       654                  (479)
               Accrued interest payable                                                                   (16)                  185
               Other accrued expenses                                                                   1,017                (3,335)
                                                                                                     --------              --------
                 Net cash provided by (used in)operating
                    activities                                                                          2,395                (5,013)
                                                                                                     --------              --------
Investing activities:
    Additions to property and equipment                                                                (3,237)               (2,001)
    Cash paid  for acquisition of property and
        equipment or subsidiaries, net of cash
        received                                                                                         --                     (91)
    Issuance of note receivable                                                                          (225)                 --
    Other, net                                                                                           (262)                  110
                                                                                                     --------              --------
                  Net cash used in investing activities                                                (3,724)               (1,982)
                                                                                                     --------              --------
Financing activities:
    Proceeds from note payable to bank                                                                  7,680                15,137
    Repayment of note payable to bank                                                                  (7,180)                 --
    Repayment of long-term debt                                                                          (437)               (8,000)
    Principal payments on capital lease obligations                                                      (182)                 (164)
    Proceeds from issuance of common stock under
        employee stock purchase plan                                                                     --                      83
    Additions to deferred financing costs                                                                (400)                 (338)
    Other, net                                                                                           --                      (8)
                                                                                                     --------              --------
                  Net cash provided by (used in)
                    financing activities                                                                 (519)                6,710
                                                                                                     --------              --------



WESTCOAST HOSPITALITY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) for the three months ended March 31, 1999 and 2000 (in thousands)

                                                                                                        1999                 2000
                                                                                                        ----                 ----
Change in cash and cash equivalents:
    Net decrease in cash and cash
        equivalents                                                                                  $ (1,848)             $   (285)
    Cash and cash equivalents at beginning of
        period                                                                                          4,267                 4,357
                                                                                                     --------              --------
    Cash and cash equivalents at end of period                                                       $  2,419              $  4,072
                                                                                                     ========              ========
Supplemental disclosure of cash flow information:
        Noncash investing and financing activities:
           Acquisition of property through assumption
               of capital leases                                                                         --                      87
           Acquisition of property through issuance
               of debt                                                                                    250                  --
           Acquisition of equipment through cancella-
               tion of note receivable                                                                    225                  --


The accompanying notes are an integral part of the consolidated financial statements.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1.   QUARTERLY INFORMATION:

         The unaudited consolidated financial statements included herein have been prepared by WestCoast Hospitality Corporation (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. The balance sheet as of December 31, 1999 has been compiled from the audited balance sheet as of such date. The Company believes that the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1999 previously filed with the SEC on Form 10-K.

         In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at March 31, 2000 and the consolidated results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.


 2.ORGANIZATION:

         At March 31, 1999, the Company controlled and operated (through ownership or lease with purchase option agreements) 19 hotel properties. As of March 31, 2000, the Company has ownership interests and operated 24 hotel properties, managed an additional 9 properties and franchised an additional 13 properties, totaling 46 hotels in 9 states, including Alaska, Arizona, California, Hawaii, Idaho, Montana, Oregon, Utah and Washington. Additionally, the Company provides computerized ticketing for entertainment events and arranges Broadway and other entertainment event productions. Also, during the second quarter of 1999, the Company launched TicketsWest.com, an Internet ticketing service offering consumers up-to-the-minute information on live entertainment and the ability to make real-time ticket purchases to events through the website. The Company owns and manages ticketing operations in Colorado, Idaho, Montana, Oregon and Washington. The Company also leases retail and office space in buildings owned by the Company and manages residential and commercial properties for others in Idaho, Montana and Washington. The Company's operations are segregated into four

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.  ORGANIZATION, CONTINUED:

         operating segments:  (1) Hotels and Restaurants,
         (2) TicketsWest.com (entertainment and e-commerce), (3) Real Estate Division and (4) Franchise, Central Services and Development.

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


    4.   LONG-TERM DEBT AND LINE OF CREDIT:

         In May 1998, the Company obtained an $80 million revolving secured credit facility with a consortium of banks. In February 1999, the credit facility was increased to $100 million. In December 1999, in connection with the WestCoast Hotels Inc. acquisition, the credit facility was amended to increase the total amount available under the facility to $120 million. The credit facility is collateralized by certain property and requires that the Company maintain certain financial ratios, minimum levels of cash flows and restricts the payment of dividends. Any outstanding borrowings bear interest based on the prime rate or LIBOR, plus 180 to 250 basis points depending on the total funded debt levels. The credit facility matures in May 2003. At March 31, 2000, $116,400,000 is outstanding under the credit facility. The Company was in compliance with all required covenants at March 31, 2000.

         During the quarter ended March 31, 1999, the Company paid off certain debt prior to its maturity date. Deferred loan fees associated with this debt of $15,000 has been written off and reported as an extraordinary item, net of a $5,000 income tax benefit.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

    5.   BUSINESS SEGMENTS:

         The Company has four operating segments: (1) Hotels and Restaurants;
         (2) TicketsWest.com (entertainment and e-commerce); (3) Real Estate Division and (4) Franchise, Central Services and Development. The Franchise, Central Services and Development segment represents the franchise and marketing division of the Company, which was acquired with the WestCoast Hotels, Inc. purchase in December 1999. Therefore no operations are reported for this segment for the three months ended March 31, 1999. Corporate services and other consists primarily of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment, which are not specifically associated with an operating segment.

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

         Selected information with respect to the segments is as follows (in thousands):

                                                                  Three Months Ended
                                                                     March 31,
                                                                  -------------------
                                                             1999                2000
                                                             ----                ----
              Revenues:
                 Hotels and Restaurants                    $ 18,980           $ 22,507
                 Franchise, Central Services and
                   Development                                 --                  896
                 TicketsWest.com                                858              1,747
                     Less: inter-segment revenues              (180)              (331)
                 Real Estate Division                         2,366              2,317
                 Corporate Services and other                   124                 73
                                                           --------           --------
                                                           $ 22,148           $ 27,209
                                                           ========           ========
              Operating income:
                 Hotels and Restaurants                    $  2,202           $  2,234
                 Franchise, Central Services and
                   Development                                 --                  547
                 TicketsWest.com                                331                227
                 Real Estate Division                           902                895
                 Corporate Services and other                  (515)              (739)
                                                           --------           --------
                                                           $  2,920           $  3,164
                                                           ========           ========



WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

    6.   EARNINGS (LOSS) PER SHARE:

         The following table presents a reconciliation of the numerators and denominators used in the basic and diluted EPS computations (in thousands, except per share amounts). Also shown is the number of stock options that would have been considered in the diluted EPS computation if they were not anti-dilutive.

                                                                               March 31,
                                                                          -------------------
                                                                         1999              2000
                                                                         ----              ----
              Numerator:
                 Income (loss) before extraordinary
                     item and cumulative effect of
                     change in accounting principle                   $    495           $   (147)
                 Extraordinary item                                        (10)              --
                 Cumulative effect of accounting change                   (133)              --
                                                                      --------           --------
                 Net income (loss) - basic                                 352               (147)
                 Income (loss) effect of dilutive OP
                     Units                                                  11                (16)
                                                                      --------           --------
                 Net income (loss) - diluted                          $    363           $   (163)
                                                                      ========           ========
              Denominator:
                 Weighted-average shares outstanding -
                     basic                                              12,661             12,932
                 Effect of dilutive OP units                               396                296
                 Effect of dilutive common stock options                   (A)                (A)
                                                                      --------           --------
                 Weighted-average shares outstanding -
                     diluted                                            13,057             13,228
                                                                      ========           ========
              Earnings (loss) per share - basic and diluted:
                     Income (loss) per share before extra-
                       ordinary item and cumulative effect
                       of change in accounting principle              $   0.04           $  (0.01)
                 Extraordinary item                                        nil               --
                 Cumulative effect of accounting change                  (0.01)              --
                                                                      --------           --------
                 Net earnings (loss) per share - basic
                     and diluted                                      $   0.03           $  (0.01)
                                                                      ========           ========

         (A)    At March 31, 1999 and 2000, 986,143 and 1,085,881 stock options were outstanding, respectively. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share for the quarter ended March 31, 1999 and 2000 because they are anti-dilutive.

WESTCOAST HOSPITALITY CORPORATION

Part I - Financial Information
ITEM II. QUARTERLY INFORMATION: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The following discussion and analysis addresses the results of operations for the Company for the three months ended March 31, 2000. The following should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in "Risk Factors" and elsewhere in the Form 10-K for the year ended December 31, 1999, previously filed by the Company with the Securities and Exchange Commission.

         The Company's revenues are derived primarily from the Hotels and reflect revenue from rooms, food and beverage, third party management contracts, and other sources, including telephone, guest services, banquet room rentals, gift shops and other amenities. Hotel revenues accounted for 82.7% of total revenue in the three months ended March 31, 2000 and increased 18.6% from $19.0 million in 1999 to $22.5 million in 2000. This increase was primarily the result of the addition of the acquisition of WestCoast Hotels Inc., which had an effective date of December 31, 1999. The balance of the Company's revenues is derived from its Franchise, Central Services and Development, TicketsWest.com, Real Estate Division, and Corporate Services divisions. These revenues are generated from franchise fees, ticket distribution handling fees, Internet services, real estate management fees, sales commissions and rents. In 1999 Franchise, Central Services and Development was not an operating segment of the Company and was added as a business segment with the acquisition of WestCoast Hotels Inc. Franchise, Central Services and Development accounted for 3.3% of the Company's revenue for the three months ended March 31, 2000, TicketsWest.com accounted for 5.2% and Real Estate Division accounted for 8.5% of total revenues for the period.

          As is typical in the hospitality industry, REVPAR, ADR and occupancy levels are important performance measures. The Company's operating strategy is focused on enhancing revenue and operating margins by increasing REVPAR, ADR, occupancy and operating efficiencies of the Hotels. These performance measures are impacted by a variety of factors including national, regional and local economic conditions, degree of competition with other hotels in their respective market areas and, in the case of occupancy levels, changes in travel patterns.

         For the year ended December 31, 1999, the Company redefined its operating segments as (1) Hotels and Restaurants; (2) TicketsWest.com (entertainment and e-commerce); (3) Real Estate Division, and (4) Franchise, Central Services and Development. The Franchise, Central Services and Development segment represents the franchise and marketing division of the Company, which was acquired with the WestCoast Hotels, Inc. purchase. Due to the timing of the WestCoast Hotels, Inc. acquisition, no operations are reported for this segment for the three months ended March 31, 1999. Subsequent to the fourth quarter of 1999, the Company also identified most selling, general and administrative costs, property operating costs and depreciation and amortization expenses that were previously undistributed to the segments as costs of the respective segments. Accordingly, the presentations of the consolidated statements of operations for the three months ended March 31, 1999 presented have been reclassified to reflect the 2000 classifications.

         The following table sets forth-selected items from the consolidated statements of operations as a percent of total revenues and certain other selected data:

                                                            Three Months Ended
                                                                 March 31,
                                                         1999                 2000
Revenues
Hotels & Restaurants                                      85.7%               82.7%
Franchise, Central Services & Development                  --                  3.3
TicketsWest.com                                            3.1                 5.2
Real Estate Division                                      10.7                 8.5
Corporate Services                                         0.5                 0.3
                                                     ---------           ---------
            Total Revenue                                100.0%              100.0%
                                                     ---------           ---------
Direct Operating Expenses                                 84.7%               86.2%
Undistributed Corporate Operating Expense                  2.1                 2.2
Operating Income                                          13.2                11.6
Interest Expense                                          10.3                12.9
Income Tax Provision (benefit)                             1.2                (0.3)
            Net Income (loss)                              1.6%               (0.5%)

Hotel Statistics (1)
Hotels open at end of period                              19                  46
Available Rooms                                         3,933               8,789
REVPAR (2)(3)                                      $      46.44        $      46.98
ADR (4)                                            $      82.10        $      83.51
Occupancy (5)                                             56.6%               56.3%

-------------------

(1) Hotel statistics for the three months ended March 31, 2000, are presented for Combined Hotels. Combined Hotels includes hotels owned, managed, or franchised by the Company in the current period. March 1999 data is stated on a pro forma same store basis.
(2) REVPAR represents the total room revenues divided by total available rooms, net of rooms out of service due to significant renovations.
(3) Rooms, which were under renovation, were excluded from REVPAR and average occupancy percentage. Due to the short duration of renovation, in the opinion of management, excluding these rooms did not have a material impact on REVPAR and average occupancy percentage.
(4) ADR represents total room revenues divided by the total number of rooms occupied by hotel guests on a paid basis.
(5) Average occupancy percentage represents total rooms occupied divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED MARCH 31, 1999

         Total revenues increased $5.1 million, or 22.9%, from $22.1 million in 1999 to $27.2 million in 2000. This increase is attributed primarily to revenue generated from the acquisition of WestCoast Hotels Inc. on December 31, 1999, the acquisition of Oregon Ticket Company d.b.a. Fastixx, and Colorado Neighborhood Box Office during the fourth quarter of 1999.

         Total hotel and restaurant revenues increased $3.5 million, or 18.6%, from $19.0 million in 1999 to $22.5 million in 2000. Combined Hotel ADR increased $1.41, or 1.7%, from $82.10 in 1999 to $83.51 in 2000. Combined Hotel REVPAR increased $0.54, or 1.2%, from $46.44 in 1999 to $46.98 in 2000. The
Company completed the acquisition of WestCoast Hotels, Inc., effective December 31, 1999 which adds 258,055 roomnights under ownership, and 1,511,830 room nights which the Company has management or franchise contracts annually. Due to the timing of the WestCoast Hotels, Inc. acquisition, it did not affect 1999 operating results.

         Franchise, Central Services and Development revenues were $0.9 million for the quarter and was a new operating segment in 2000.

         TicketsWest.com revenues increased $0.7 million, or 109.1%, from $0.7 million in 1999 to $1.4 million in 2000. TicketsWest.com revenue increased primarily from increased shows presented by the Company, increased attendance at entertainment events and the addition of revenue from the expansion of the Company through the acquisition of Fastixx, Colorado Neighborhood Box Office, and the expansion of Internet services and fees.

         Real Estate Division revenue decreased $49 thousand, or 2.1%, from $2.4 million in 1999 to $2.3 million in 2000 primarily from lease contracts termination and renewal timing in the Company's office and retail buildings.

         Direct operating expenses increased $ 4.7 million, or 24.9 %, from $18.8 million in 1999 to $23.4 million in 2000, primarily due to the increase in the number of hotel guests served, the addition of WestCoast Hotels Inc. operating expenses and assimilation costs, and the increased costs of entertainment presented by the TicketsWest.com division. This represents an increase in direct operating expenses as a percentage of total revenues from
84.7 % in 1999 to 86.2% in 2000

         Total undistributed corporate operating expenses increased $0.1 million, or 30.5%, from $0.5 million in 1999 to $0.6 million in 2000. Total undistributed corporate operating expenses as a percentage of total revenues increased 0.1 % from 2.1% in 1999 to 2.2 % in 2000.

         Operating income increased $0.3 million, or 8.3 %, from $2.9 million in 1999 to $3.2 million in 2000. As a percentage of total revenues, operating income decreased from 13.2 % in 1999 to 11.6 % in 2000. This decrease is primarily due to the increase in direct operating expenses associated with the assimilation and acquisition of WestCoast Hotels Inc..

         Interest expense increased $1.2 million, or 54.1%, from $2.3 million in 1999 to $3.5 million in 2000. This increase is primarily related to borrowings associated with the acquisition of WestCoast Hotels Inc. and an increase in the weighted average interest rate charged the Company for its variable interest debt.

         Income tax provision declined 132.3%, from a provision of $0.3 million in 1999 to a benefit of $0.1 million in 2000, due to the decrease in income before taxes. The effective income tax provision rate was 34.0% and 36.0% for 1999 and 2000 respectively.

         Net income decreased $0.5 million, or 141.7%, from $0.4 million in 1999 to a loss of $0.1 million in 2000. Earnings per share before extraordinary item and cumulative effect of accounting change, decreased from $0.04 in 1999 to a loss of $0.01 in 2000.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's principal sources of liquidity have been cash on hand, cash generated by operations and borrowings under an $120.0 million revolving credit facility. Cash generated by operations in excess of operating expenses is used for capital expenditures and to reduce amounts outstanding under the Revolving Credit Facility.

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

         At March 31, 2000, the Company had $4.1 million in cash and cash equivalents. The Company has made extensive capital expenditures over the last three years, $6.2 million, $123.6 million, $63.3 million and $2.2 million in owned and joint venture properties in 1997, 1998, 1999, and the three months ended March 31, 2000 respectively. These expenditures included guest room, lounge and restaurant renovations, public area refurbishment, telephone and computer system upgrades, tenant improvements, property acquisitions, construction, and corporate expenditures and were funded from the initial public offering, issuance of operating partnership units, operating cash flow and debt. The Company establishes reserves for capital replacement in the amount of 4.0% of the prior year's actual gross hotel income to maintain the Hotels at acceptable levels. Acquired hotel properties have a separate capital budget for purchase, construction, renovation, and branding costs. Capital expenditures planned for Hotels in 2000 are expected to be approximately $8.4 million. Management believes the consistent renovation and upgrading of the Hotels and other properties is imperative to its long-term reputation and customer satisfaction.

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

         The Revolving Credit Facility contains various representations, warranties, covenants and events of default deemed appropriate for a Credit Facility of similar size and nature. Covenants and provisions in the definitive credit agreement governing the Revolving Credit Facility include, among other things, limitations on: (i) substantive changes in the Company's and Operating Partnership's current business activities, (ii) liquidation, dissolution, mergers, consolidations, dispositions of material property or assets involving the Company and its affiliates or their assets, as the case may be, and acquisitions of property or assets of others, (iii) the creation or existence of deeds of trust or other liens on property or assets, (iv) the addition or existence of indebtedness, including guarantees and other contingent obligations, (v) loans and advances to others and investments in others, (vi) redemption of subordinated debt, (vii) amendment or modification of certain material documents or of the Articles in a manner adverse to the interests of the lenders under the Revolving Credit Facility, (viii) payment of dividends or distributions on the Company's capital stock, and (ix) maintenance of certain financial ratios. Each of the covenants described above provides for certain ordinary course of business and other exceptions. If the Company breaches any of these covenants and does not obtain a waiver of that breach, the breach will constitute an event of default under the Revolving Credit Facility. At March 31, 2000, the Company had $116.4 million outstanding under the Revolving Credit Facility and was in compliance with all required covenants. The Revolving Credit Facility restricted the Company from paying any dividends as of March 31, 2000.

         In addition to the Revolving Credit Facility, as of March 31, 2000, the Company had debt and capital leases outstanding of approximately $58.6 million consisting of primarily variable and fixed rate debt secured by individual properties.

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

Part II - Other Information
---------------------------
ITEMS 1, 2, 3, 4 and 5 of Part II are omitted from this report, as they are not applicable.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits

                     27.1  Financial Data Schedule

(b)      Reports on Form 8-K

                The Company filed a report on Form 8-K on January 19, 2000 for the acquisition of the stock of WestCoast Hotels Inc.

                The Company filed a report of Form 8-K/a on March 20, 2000 that provided the pro forma financial information for the acquisition of the stock of WestCoast Hotels, Inc.

WESTCOAST HOSPITALITY CORPORATION


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities stated and on the date indicated.


                                        WESTCOAST  HOSPITALITY CORPORATION
                                          (Registrant)

Date: May 12, 2000                      By:  /s/ Arthur M. Coffey
                                             -----------------------------------
                                             Arthur M. Coffey, Executive Vice
                                             President and Chief Financial
                                             Officer