Form 10-Q
period 2000-06-30
WESTCOAST HOSPITALITY CORP
filed 2000-08-14
CIK 1052595

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15)d OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2000
                                   -------------
    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period ____________ to ____________


    Commission file number 001-13957
                           ---------


                        WESTCOAST HOSPITALITY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Washington                            91-1032187
------------------------------               ----------------
State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)              Identification No.)

             201 W. North River Drive, Suite 100, Spokane, WA 99201
             ------------------------------------------------------
                     (Address of principal executive office)

                                 (509) 459-6100
              ----------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 2000, there were 12,949,573 shares of the Registrant's common stock outstanding.

                        WESTCOAST HOSPITALITY CORPORATION

                                    Form 10-Q
                       For the Quarter Ended June 30,2000

INDEX
Part I - Financial Information

                Item 1 - Financial Statements:

                -   Consolidated Balance Sheets --
                    December 31, 1999 and June 30,2000                           3-4

                -   Consolidated Statements of Income --
                    Three and Six Months Ended June 30,
                    1999 and 2000                                                5-6

                -   Consolidated Statements of Cash Flows --
                    Six Months Ended June 30, 1999 and 2000                      7-8

                -   Notes to Consolidated Financial Statements                  9-13

                Item 2 - Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                            14-22

PART II - Other Information

                Item 4 - Submission of Matters to a Vote of                       22
                         Security Holders

                Item 6 - Exhibits and Reports on Form 8-K                         23


Part I - Financial Information
ITEM 1.  FINANCIAL STATEMENTS

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
December 31, 1999 and June 30, 2000
(in thousands, except share data)

                                                     December 31,     June 30,
                                                     1999             2000
                                                     -----------      ----------
ASSETS
Current assets:
    Cash and cash equivalents                         $  4,357          $  2,373
    Accounts receivable                                  7,548             8,460
    Income taxes refundable                                 --               547
    Inventories                                          1,110             1,059
    Prepaid expenses and deposits                          883             1,450
                                                      --------          --------
           Total current assets                         13,898            13,889

Property and equipment, net                            243,237           243,545
Intangible assets, net                                  29,613            29,314
Other assets, net                                       22,384            22,340
                                                      --------          --------
           Total assets                               $309,132          $309,088
                                                      ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                  $  4,739          $  2,832
    Accrued payroll and related benefits                 3,024             2,526
    Income taxes payable                                   457                --
    Accrued interest payable                               721               838
    Other accrued expenses                               8,994             7,193
    Long-term debt, due within one year                  7,445             2,211
    Capital lease obligations, due within
        one year                                           623               560
                                                      --------          --------
           Total current liabilities                    26,003            16,160

Long-term debt, due after one year                      57,516            54,230
Notes payable to bank                                  101,263           113,000
Capital lease obligations, due after
    one year                                             1,103               923
Deferred income taxes                                   15,617            15,106
Minority interest in partnerships                        2,798             2,792
                                                      --------          --------
           Total liabilities                           204,300           202,211
                                                      --------          --------

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED), CONTINUED
December 31, 1999 and June 30, 2000
(in thousands, except share data)


                                                                 December 31,        June 30,
                                                                 1999                2000
                                                                 ------------        ---------
Commitments and contingencies

Stockholders' equity:
    Preferred stock - 5,000,000 shares author-
        ized, $0.01 par value, -0- shares issued
        and outstanding                                             $     --          $     --
    Common stock - 50,000,000 shares author-
        ized, $0.01 par value; 12,925,276 and
        12,937,726 shares issued and outstanding                         129               129
Additional paid-in capital                                            83,761            84,014
Retained earnings                                                     20,942            22,734
                                                                  ----------        ----------
           Total stockholders' equity                                104,832           106,877
                                                                  ----------        ----------
           Total liabilities and stockholders'
               equity                                               $309,132          $309,088
                                                                  ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements.


WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) for the three and six months ended June 30, 1999 and 2000
(in thousands, except per share data)

                                                              Three Months Ended                   Six Months Ended
                                                              June 30,                             June 30,
                                                              --------------------------           ---------------------------
                                                              1999               2000              1999             2000
                                                              --------           -------           ----------       ----------
Revenues:
    Hotels and Restaurants                                   $ 24,872           $ 28,629           $ 43,852           $ 51,137
    Franchise, Central Services and Development                    --                831                 --              1,727
    TicketsWest.com                                               482              1,066              1,159              2,482
    Real Estate Division                                        2,551              2,333              4,917              4,649
    Corporate Services                                             73                172                197                244
                                                             --------           --------           --------           --------
                                                               27,978             33,031             50,125             60,239
                                                             --------           --------           --------           --------
Operating expenses:
    Direct:
        Hotels and Restaurants                                 17,256             20,419             32,574             38,804
        Franchise, Central Services and Development                --                311                 --                559
        TicketsWest.com                                           412              1,111                742              2,225
        Real Estate Division                                    1,100              1,147              2,230              2,243
        Corporate Services                                         45                 91                104                135
        Depreciation and amortization:
           Hotels and Restaurants                               1,484              1,886              2,944              3,773
           Franchise, Central Services and Development             --                100                 --                200
           TicketsWest.com                                         17                 90                 34                166
           Real Estate Division                                   333                330                668                656
           Corporate Services                                     136                213                254                382
                                                             --------           --------           --------           --------
               Total direct expenses                           20,783             25,698             39,550             49,143
Undistributed corporate expenses                                  435                579                895              1,178
                                                             --------           --------           --------           --------
               Total expenses                                  21,218             26,277             40,445             50,321
                                                             --------           --------           --------           --------
Operating income                                                6,760              6,754              9,680              9,918

Other income (expense):
    Interest expense                                           (2,340)            (3,719)            (4,620)            (7,233)
    Interest income                                                91                 77                146                129
    Other income                                                    4                  9                 10                 13
    Conversion expenses                                            --                (13)                --                (13)
    Equity in investments                                          --                 15                 --                 22
    Minority interest in partnerships                            (105)               (60)               (55)                (2)
                                                             --------           --------           --------           --------



WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) for the three and six months ended June 30, 1999 and 2000
(in thousands, except per share data)


                                                              Three Months Ended                Six Months Ended
                                                              June 30,                          June 30,
                                                              --------------------------        --------------------------
                                                              1999             2000             1999             2000
                                                              --------         -------          ----------       ---------

Income before income taxes, extraordinary
    item and cumulative effect of accounting change           $ 4,410          $ 3,063          $  5,161           $ 2,834
Income tax provision                                            1,397            1,124             1,653             1,042
                                                              -------          -------          --------           -------
Income before extraordinary item and
    cumulative effect of change in accounting
    principle                                                   3,013            1,939             3,508             1,792

Extraordinary expense, net of income tax benefit                   --               --               (10)               --
Cumulative effect of change in accounting principle,
    net of income tax benefit                                      --               --              (133)               --
                                                              -------          -------          --------           -------
Net income                                                    $ 3,013          $ 1,939          $  3,365           $ 1,792
                                                              =======          =======          ========           =======

Income per share -- basic and diluted:
    Income before extraordinary item and
        cumulative effect of change in
        accounting principle                                  $  0.24          $  0.15          $   0.28           $  0.14
    Extraordinary item                                             --               --                --                --
    Cumulative effect of change in accounting
        principle                                                  --               --             (0.01)               --
                                                              -------          -------          --------           -------
Net income per share                                          $  0.24          $  0.15          $   0.27           $  0.14
                                                              =======          =======          ========           =======

Weighted-average common shares outstanding --
    basic                                                      12,690           12,946            12,676            12,939
                                                              =======          =======          ========           =======

Weighed-average common shares outstanding --
    diluted                                                    13,067           13,242            13,062            13,235
                                                              =======          =======          ========           =======

The accompanying notes are an integral part of the consolidated financial statements.

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the six months ended June 30, 1999 and 2000 (in thousands)

                                                                      1999              2000
                                                                      -------           --------
Operating activities:
    Net income                                                        $ 3,365           $  1,792
    Adjustments to reconcile net income to
        net cash provided by (used in) operating activities:
           Depreciation and amortization                                3,899              5,177
           Minority interest in partnerships                               55                  2
           Equity in investments                                           --                (22)
           Loss on disposal of equipment                                   --                 13
           Extraordinary item                                              10                 --
           Cumulative effect of change in accounting
               principle                                                  133                 --
           Deferred income taxes                                          252                 --
           Compensation expense related to stock issuance                 165                165
           Change in:
               Accounts receivable                                     (1,333)              (912)
               Inventories                                                (83)                51
               Prepaid expenses and deposits                           (1,037)              (567)
               Income taxes receivable/payable                          1,553             (1,515)
               Accounts payable                                         4,245             (1,907)
               Accrued payroll and related benefits                     1,064               (498)
               Accrued interest payable                                  (831)               117
               Other accrued expenses                                  (1,649)            (2,078)
                                                                      -------           --------
                 Net cash provided by (used in) operating
                    activities                                          9,808               (182)
                                                                      -------           --------
Investing activities:
    Additions to property and equipment                                (5,619)            (4,341)
    Cash paid for acquisition of property and
        equipment or subsidiaries, net of cash received                    --               (133)
    Issuance of note receivable                                          (225)                --
    Other, net                                                           (535)                72
                                                                      -------           --------
                  Net cash used in investing activities                (6,379)            (4,402)
                                                                      -------           --------
Financing activities:
    Proceeds from note payable to bank                                  8,680             15,137
    Repayment of note payable to bank                                  (7,180)            (3,400)
    Repayment of long-term debt                                          (832)            (8,520)
    Principal payments on capital lease obligations                      (332)              (330)
    Additions to deferred financing costs                                (421)              (367)
    Distribution to minority interest                                     (28)                (8)
    Proceeds from issuance of common stock under
        employee stock purchase plan                                       --                 88
                                                                      -------           --------
                  Net cash provided by (used in)
                    financing activities                                 (113)             2,600
                                                                      -------           --------


WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the six months ended June 30, 1999 and 2000 (in thousands)

                                                                                1999             2000
                                                                                -------          -------
Change in cash and cash equivalents:
    Net increase (decrease) in cash and cash
        equivalents                                                              $3,316          $(1,984)
    Cash and cash equivalents at beginning of
        period                                                                    4,267            4,357
                                                                                -------          -------
    Cash and cash equivalents at end of period                                   $7,583          $ 2,373
                                                                                =======          =======
Supplemental disclosure of cash flow information:
    Noncash investing and
        financing activities:
           Acquisition of property through assumption
               of capital leases                                                 $   --          $    87
           Acquisition of property through issuance
               of debt or issuance of note payable                                  250              277
           Acquisition of equipment through cancella-
               tion of note receivable                                              225               --
           Conversion of operating partnership units
               To common stock                                                    1,559               --


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

         In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at June 30, 2000 and the consolidated results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.


2.       ORGANIZATION:

         At June 30, 1999, the Company controlled and operated (through ownership or lease with purchase option agreements) 19 hotel properties. As of June 30, 2000, the Company had ownership interests and operated 24 hotel properties, managed an additional 9 properties and franchised an additional 13 properties, totaling 46 hotels in 9 states, including Alaska, Arizona, California, Hawaii, Idaho, Montana, Oregon, Utah and Washington. Additionally, the Company provides computerized ticketing for entertainment events and arranges Broadway and other entertainment event productions. Also, during the second quarter of 1999, the Company launched TicketsWest.com, an Internet ticketing service offering consumers up-to-the-minute information

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.       ORGANIZATION, CONTINUED:

         on live entertainment and the ability to make real-time ticket purchases to events through the website. The Company owns and manages ticketing operations in Colorado, Idaho, Montana, Oregon and Washington. The Company also leases retail and office space in buildings owned by the Company and manages residential and commercial properties for others in Idaho, Montana and Washington. The Company's operations are segregated into four operating segments: (1) Hotels and Restaurants, (2) TicketsWest.com (e-commerce entertainment), (3) Real Estate Division and (4) Franchise, Central Services and Development.


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         In April 1998, Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities" was issued. The SOP requires that all costs of start-up activities and organization costs be expensed as incurred. The Company adopted the provisions of SOP 98-5 on January 1, 1999 and reported the change as a cumulative effect of an accounting change in the consolidated statement of operations. The adoption of SOP 98-5 resulted in the cumulative effect of an accounting change of $133,000, which is net of $68,000 of income taxes, being recognized during the six months ended June 30, 1999.


4.       LONG-TERM DEBT AND LINE OF CREDIT:

         In May 1998, the Company obtained an $80 million revolving secured credit facility with a consortium of banks. In February 1999, the credit facility was increased to $100 million. In December 1999, in connection with the WestCoast Hotels Inc. acquisition, the credit facility was amended to increase the total amount available under the facility to $120 million. The credit facility is collateralized by certain property and requires that the Company maintain certain financial ratios, minimum levels of cash flows and restricts the payment of dividends. Any outstanding borrowings bear interest based on the prime rate or LIBOR, plus 180 to 325 basis points depending on the total funded debt levels. The credit facility matures in May

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


4.       LONG-TERM DEBT AND LINE OF CREDIT, CONTINUED:

         2003. At June 30, 2000, $113 million is outstanding under the credit facility. The Company was in compliance with all required covenants at June 30, 2000.

         During the quarter ended March 31, 1999, the Company paid off certain debt prior to its maturity date. Deferred loan fees associated with this debt of $15,000 has been written off and reported as an extraordinary item, net of a $5,000 income tax benefit.


5.       BUSINESS SEGMENTS:

         The Company has four operating segments: (1) Hotels and Restaurants;
         (2) TicketsWest.com (e-commerce entertainment); (3) Real Estate Division and (4) Franchise, Central Services and Development. The Franchise, Central Services and Development segment represents the franchise and marketing division of the Company, which was acquired with the WestCoast Hotels, Inc. purchase in December 1999. Therefore no amounts are reported for this segment for the six months ended June 30, 1999. Corporate services and other consists primarily of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment, which are not specifically associated with an operating segment.

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

         Selected information with respect to the segments is as follows (in thousands):

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.       BUSINESS SEGMENTS, CONTINUED:

                                                  Three Months Ended           Six Months Ended
                                                  June 30,                     June 30,
                                                  ----------------------       ------------------------
                                                  1999           2000          1999            2000
                                                  --------       -------       ---------       --------
         Revenues:
            Hotels and Restaurants                $ 24,872       $ 28,629       $ 43,852       $ 51,137
            Franchise, Central Services
              and Development                           --            831             --          1,727
            TicketsWest.com                            681          1,355          1,538          3,102
                Less: inter-segment revenues          (199)          (289)          (379)          (620)
            Real Estate Division                     2,551          2,333          4,917          4,649
            Corporate Services and other                73            172            197            244
                                                  --------       --------       --------       --------
                                                  $ 27,978       $ 33,031       $ 50,125       $ 60,239
                                                  ========       ========       ========       ========
         Operating income:
            Hotels and Restaurants                $  6,132       $  6,324       $  8,334       $  8,560
            Franchise, Central Services
              and Development                           --            420             --            968
            TicketsWest.com                             53           (135)           383             91
            Real Estate Division                     1,118            856          2,019          1,750
            Corporate Services and other              (543)          (711)        (1,056)        (1,451)
                                                  --------       --------       --------       --------
                                                  $  6,760       $  6,754       $  9,680       $  9,918
                                                  ========       ========       ========       ========

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

                                                      Three Months Ended        Six Months Ended
                                                      June 30,                  June 30,
                                                      --------    --------      ----------------------
                                                      1999        2000          1999          2000
                                                      --------    --------      ---------     --------
          Numerator:
             Income before extraordinary
                 item and cumulative effect of
                 change in accounting principle       $ 3,013      $ 1,939      $  3,508       $ 1,792
             Extraordinary item                            --           --           (10)           --
             Cumulative effect of accounting
                 change                                    --           --          (133)           --
                                                      -------      -------      --------       -------
             Net income - basic                         3,013        1,939         3,365         1,792
             Income effect of dilutive OP units            87           31            98            16
                                                      -------      -------      --------       -------

             Net income - diluted                     $ 3,100      $ 1,970      $  3,463       $ 1,808
                                                      =======      =======      ========       =======
          Denominator:
             Weighted-average shares
                 outstanding - basic                   12,690       12,946        12,676        12,939
             Effect of dilutive OP units                  377          296           386           296
             Effect of dilutive common
                 stock options                            (A)          (A)           (A)           (A)
                                                      -------      -------      --------       -------
             Weighted-average shares
                 outstanding -diluted                  13,067       13,242        13,062        13,235
                                                      =======      =======      ========       =======
         Earnings per share - basic and
             diluted:
                 Income per share before
                   extraordinary item and
                   cumulative effect of change in
                   accounting principle               $  0.24      $  0.15      $   0.28       $  0.14
             Extraordinary item                            --                        nil
             Cumulative effect of
                 accounting change                         --           --         (0.01)           --
                                                      -------      -------      --------       -------
             Net income per share -
                 basic and diluted                    $  0.24      $  0.15      $   0.27       $  0.14
                                                      =======      =======      ========       =======

         (A)    At June 30, 1999 and 2000, 1,000,385 and 1,034,645 stock options were outstanding, respectively. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 1999 and 2000 because they are anti-dilutive.

WESTCOAST HOSPITALITY CORPORATION
ITEM II. QUARTERLY INFORMATION: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

--------------------------------------------------------------------------------
GENERAL
--------------------------------------------------------------------------------

         The following discussion and analysis addresses the results of operations for the Company for the three and six months ended June 30, 2000 and 1999. The following should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in "Risk Factors" and elsewhere in the Form 10-K filed by the Company for the year ended December 31, 1999, and in the Form S-3 filed by the Company on February 14, 2000.

         The Company's revenues are derived primarily from the Hotels and reflect revenue from rooms, food and beverage, third party management contracts, and other sources, including telephone, guest services, banquet room rentals, gift shops and other amenities. Hotel revenues accounted for 86.7% of total revenue in the three months ended June 30, 2000 and increased 15.1% from $24.9 million in 1999 to $28.6 million in 2000. This increase was primarily the result of the addition of the acquisition of WestCoast Hotels Inc., which had an effective date of December 31, 1999. The balance of the Company's revenues is derived from its Franchise, Central Services and Development, TicketsWest.com, Real Estate Division, and Corporate Services divisions. These revenues are generated from franchise fees, ticket distribution handling fees, Internet services, real estate management fees, sales commissions and rents. In 1999, Franchise, Central Services and Development was not an operating segment of the Company and was added as a business segment with the acquisition of WestCoast Hotels Inc. Franchise, Central Services and Development accounted for 2.5% of the Company's revenue for the three months ended June 30, 2000, TicketsWest.com accounted for 3.2% and Real Estate Division accounted for 7.1% of total revenues for the period.

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

For the year ended December 31, 1999, the Company redefined its operating segments as (1) Hotels and Restaurants; (2) TicketsWest.com (e-commerce and entertainment); (3) Real Estate Division, and (4) Franchise, Central Services and Development. The Franchise, Central Services and Development segment represents the franchise and marketing division of the Company, which was acquired with the WestCoast Hotels, Inc. purchase. Due to the timing of the WestCoast Hotels, Inc. acquisition, this segment had identifiable assets and capital expenditures at December 31, 1999, but no operations were reported until 2000. During 1999, the Company also identified most selling, general and administrative costs, property operating costs and depreciation and amortization expenses that were previously undistributed to the segments as costs of the respective segments. Accordingly, the presentations of the consolidated statements of operations for all periods presented have been reclassified to reflect the 1999 classifications.

The following table sets forth-selected items from the consolidated statements of operations as a percent of total revenues and certain other selected data:

                                        Three Months Ended           Six Months Ended
                                        June 30,                     June 30,
                                        -----------------------      ------------------------
                                        1999          2000           1999           2000
                                        --------      ---------      ---------      ---------
Revenues
 Hotels & Restaurants                       88.9%          86.7%          87.5%          84.9%
 Franchise, Central Services
  & Development                              0.0            2.5            0.0            2.9
 TicketsWest.com                             1.7            3.2            2.3            4.1
 Real Estate Division                        9.1            7.1            9.8            7.7
        Corporate Services & Other           0.3            0.5            0.4            0.4
                                        --------      ---------      ---------      ---------
Total Revenues                             100.0%         100.0%         100.0%         100.0%
                                        ========      =========      =========      =========


Direct Operating Expenses                   74.3%          77.8%          78.9%          81.6%
Undistributed Corporate
  Operating Expense                          1.6            1.8            1.8            2.0
Operating Income                            24.2           20.4           19.3           16.5
Interest Expense                             8.4           11.3            9.2           12.0
Income Tax Provision                         5.0            3.4            3.3            1.7
       Net income                           10.8%           5.9%           6.7%           3.0%

Hotel Statistics (1)
Hotels open at end of period                  19             46             19             46
Available Rooms                            3,940          8,789          3,940          8,789
REVPAR (2)(3)                           $  56.18      $   59.50     $    51.36      $   53.25
ADR (4)                                 $  86.10      $   88.42     $    84.26      $   86.19
Occupancy (5)                               65.2%          67.3%          60.9%          61.8%


(1) Hotel statistics for the three and six months ended June 30, 2000, are presented for Combined Hotels. Combined Hotels means Hotels owned, managed, or franchised by the Company in the current period. June 1999 data is stated on a pro forma same store basis.
(2) REVPAR represents the total room revenues divided by total available rooms, net of rooms out of service due to significant renovations.
(3) Rooms, which were under renovation, were excluded from REVPAR and average occupancy percentage. Due to the short duration of renovation, in the opinion of management, excluding these rooms did not have a material impact on REVPAR and average occupancy percentage.
(4) ADR represents total room revenues divided by the total number of rooms occupied by hotel guests on a paid basis.
(5) Average occupancy percentage represents total rooms occupied divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED JUNE 30, 1999

         Total revenues increased $5.0 million, or 18.1%, from $28.0 million in 1999 to $33.0 million in 2000. This increase is attributed primarily to revenue generated from the acquisition of WestCoast Hotels Inc. on December 31, 1999, and the acquisition of Oregon Ticket Company d.b.a. Fastixx, and Colorado Neighborhood Box Office.

         Total hotel and restaurant revenues increased $3.7 million, or 15.1%, from $24.9 million in 1999 to $28.6 million in 2000. Combined Hotel ADR increased $2.32, or 2.7%, from $86.10 in 1999 to $88.42 in 2000. Combined Hotel REVPAR increased $3.32, or 5.9%, from $56.18 in 1999 to $59.50 in 2000. The
Company completed the acquisition of WestCoast Hotels, Inc., effective December 31, 1999 which adds 258,055 room nights under ownership, and 1,511,830 room nights which the Company has management or franchise contracts annually. Due to the timing of the WestCoast Hotels, Inc. acquisition, it did not affect 1999 operating results.

         Franchise, Central Services and Development revenues were $0.8 million for the quarter and was a new operating segment in 2000.

         TicketsWest.com revenues increased $0.6 million, or 121.1%, from $0.5 million in 1999 to $1.1 million in 2000. TicketsWest.com revenue increased primarily from increased shows presented by the Company, increased attendance at entertainment events and the addition of revenue from the expansion of the Company through the acquisition of Fastixx, Colorado Neighborhood Box Office, and the expansion of Internet services and fees.

         Real Estate Division revenue decreased $218 thousand, or 8.6%, from $2.6 million in 1999 to $2.3 million in 2000 primarily from lease contracts termination and renewal timing in the Company's office and retail buildings.

         Direct operating expenses increased $ 4.9 million, or 23.7 %, from $20.8 million in 1999 to $25.7 million in 2000, primarily due to the increase in the number of hotel guests served, the addition of WestCoast Hotels Inc. operating expenses and assimilation costs. This represents an increase in direct operating expenses as a percentage of total revenues from 74.3 % in 1999 to 77.8% in 2000

         Total undistributed corporate operating expenses increased $0.1 million, or 32.9%, from $0.4 million in 1999 to $0.6 million in 2000. Total undistributed corporate operating expenses as a percentage of total revenues increased 0.2 % from 1.6% in 1999 to 1.8 % in 2000.

         Operating income was $6.8 million in both periods. As a percentage of total revenues, operating income decreased from 24.2 % in 1999 to 20.4 % in 2000. This decrease is primarily due to the increase in direct operating expenses associated with the assimilation and acquisition of WestCoast Hotels Inc..

         Interest expense increased $1.4 million, or 59.0%, from $2.3 million in 1999 to $3.7 million in 2000. This increase is primarily related to borrowings associated with the acquisition of WestCoast Hotels Inc. and an increase in the weighted average interest rate charged the Company for its variable interest debt.

         Income tax provision declined 19.5 %, from $1.4 million in 1999 to $1.1 million in 2000, due to the decrease in income before taxes. The effective income tax provision rate was 31.7 % and 36.7 % for 1999 and 2000,respectively.


         Net income decreased $1.1 million, or 35.7%, from $3.0 million in 1999 to $1.9 million in 2000. Earnings per share before extraordinary item and cumulative effect of accounting change, decreased from $0.24 in 1999 to $0.15 in 2000.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30,
1999

         Total revenues increased $10.1 million, or 20.2%, from $50.1 million in 1999 to $60.2 million in 2000. This increase is attributed primarily to revenue generated from the acquisition of WestCoast Hotels Inc. on December 31, 1999, the acquisition of Oregon Ticket Company d.b.a. Fastixx, and Colorado Neighborhood Box Office.

         Total hotel and restaurant revenues increased $7.3 million, or 16.6%, from $43.9 million in 1999 to $51.1 million in 2000. Combined Hotel ADR increased $1.93, or 2.3%, from $84.26 in 1999 to $86.19 in 2000. Combined Hotel REVPAR increased $1.89, or 3.7%, from $51.36 in 1999 to $53.25 in 2000. The
Company completed the acquisition of WestCoast Hotels, Inc., effective December 31, 1999 which adds 258,055 room nights under ownership, and 1,511,830 room nights which the Company has management or franchise contracts annually. Due to the timing of the WestCoast Hotels, Inc. acquisition, it did not affect 1999 operating results.

         Franchise, Central Services and Development revenues were $1.7 million for the six months and was a new operating segment in 2000.

         TicketsWest.com revenues increased $1.3 million, or 114.1%, from $1.2 million in 1999 to $2.5 million in 2000. TicketsWest.com revenue increased primarily from increased shows presented by the Company, increased attendance at entertainment events and the addition of revenue from the expansion of the Company through the acquisition of Fastixx, Colorado Neighborhood Box Office, and the expansion of Internet services and fees.

         Real Estate Division revenue decreased $268 thousand, or 5.4%, from $4.9 million in 1999 to $4.6 million in 2000 primarily from lease contracts termination and renewal timing in the Company's office and retail buildings.

         Direct operating expenses increased $ 9.6 million, or 24.3 %, from $39.5 million in 1999 to $49.1 million in 2000, primarily due to the increase in the number of hotel guests served, the addition of WestCoast Hotels Inc. operating expenses and assimilation costs. This represents an increase in direct operating expenses as a percentage of total revenues from
78.9 % in 1999 to 81.6% in 2000

         Total undistributed corporate operating expenses increased $0.3 million, or 31.7%, from $0.9 million in 1999 to $1.2 million in 2000. Total undistributed corporate operating expenses as a percentage of total revenues increased 0.2 % from 1.8% in 1999 to 2.0 % in 2000.

         Operating income increased $0.2 million, or 2.5%, from $9.7 million in 1999 to $9.9 million in 2000. As a percentage of total revenues, operating income decreased from 19.3 % in 1999 to 16.5% in 2000. This decrease is primarily due to the increase in direct operating expenses associated with the assimilation and acquisition of WestCoast Hotels Inc..

         Interest expense increased $2.6 million, or 56.6%, from $4.6 million in 1999 to $7.2 million in 2000. This increase is primarily related to borrowings associated with the acquisition of WestCoast Hotels Inc. and an increase in the weighted average interest rate charged the Company for its variable interest debt.

         Income tax provision declined 37.0%, from $1.7 million in 1999 to $1.0 million in 2000, due to the decrease in income before taxes. The effective income tax provision rate was 32.0% and 36.7% for 1999 and 2000 respectively.

         Net income decreased $1.6 million, or 46.7%, from $3.4 million in 1999 to $1.8 million in 2000. Earnings per share before extraordinary item and cumulative effect of accounting change, decreased from $0.28 in 1999 to $0.14 in 2000.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

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

         At June 30, 2000, the Company had $2.4 million in cash and cash equivalents. The Company has made extensive capital expenditures over the last three years, $6.2 million, $123.6 million, $63.3 million and $4.3 million in owned and joint venture properties in 1997, 1998, 1999, and the six months ended June 30, 2000 respectively. These expenditures included guest room, lounge and restaurant renovations, public area refurbishment, telephone and computer system upgrades, tenant improvements, property acquisitions, construction, and corporate expenditures and were funded from the initial public offering, issuance of operating partnership units, operating cash flow and debt. The Company establishes reserves for capital replacement in the amount of 4.0% of the prior year's actual gross hotel income to maintain the Hotels at acceptable levels. Acquired hotel properties have a separate capital budget for purchase, construction, renovation, and branding costs. Capital expenditures planned for Hotels in 2000 are expected to be approximately $8.4 million. Management believes the consistent renovation and upgrading of the Hotels and other properties is imperative to its long-term reputation and customer satisfaction.

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

         The Revolving Credit Facility contains various representations, warranties, covenants and events of default deemed appropriate for a Credit Facility of similar size and nature. Covenants and provisions in the definitive credit agreement governing the Revolving Credit Facility include, among other things, limitations on: (i) substantive changes in the Company's and Operating Partnership's current business activities, (ii) liquidation, dissolution, mergers, consolidations, dispositions of material property or assets involving the Company and its affiliates or their assets, as the case may be, and acquisitions of property or assets of others, (iii) the creation or existence of deeds of trust or other liens on property or assets, (iv) the addition or existence of indebtedness, including guarantees and other contingent obligations, (v) loans and advances to others and investments in others, (vi) redemption of subordinated debt, (vii) amendment or modification of certain material documents or of the Articles in a manner adverse to the interests of the lenders under the Revolving Credit Facility, (viii) payment of dividends or distributions on the Company's capital stock, and (ix) maintenance of certain financial ratios. Each of the covenants described above provides for certain ordinary course of business and other exceptions. If the Company breaches any of these covenants and does not obtain a waiver of that breach, the breach will constitute an event of default under the

Revolving Credit Facility. At June 30, 2000, the Company had $113.0 million outstanding under the Revolving Credit Facility and was in compliance with all required covenants. The Revolving Credit Facility restricted the Company from paying any dividends as of June 30, 2000.

         In addition to the Revolving Credit Facility, as of June 30, 2000, the Company had debt and capital leases outstanding of approximately $57.9 million consisting of primarily variable and fixed rate debt secured by individual properties.

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

--------------------------------------------------------------------------------
SEASONALITY
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
INFLATION
--------------------------------------------------------------------------------

         The effect of inflation, as measured by fluctuations in the Consumer Price Index, has not had a material impact on the Company's revenues or net income during the periods under review.

--------------------------------------------------------------------------------
YEAR 2000 ASSESSMENT
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------

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

ITEMS 1, 2, 3 and 5 of Part II are omitted from this report, as they are not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders on May 22, 2000, the following actions were taken:

Total Outstanding Shares: 12,937,726

1.       Election of Directors

                                                     Votes        Votes
Name                   Votes For        PCT          Against      Abstained
------------------     ----------       ----         ---------    -----------
Peter F. Stanton       10,154,554       78.5%        1,160,144
Stephen R. Blank       10,154,054       78.5%        1,160,644
Thomas M. Barbieri     10,154,554       78.5%        1,160,144
Rodney D. Olson        10,154,554       78.5%        1,160,144

2.       Amendment to increase shares available under 1998 Stock Incentive Plan.

                                                     Votes        Votes
                       Votes For        PCT          Against      Abstained
                       ------------     ----         ---------    ---------
                       9,785,160        75.6%        1,221,485    108,053

3. Ratification of PricewaterhouseCoopers LLP as independent auditors for the year ending December 31, 2000.

                                                     Votes        Votes
                       Votes For        PCT          Against      Abstained
                       ------------     ----         ---------    ---------
                       11,303,611       87.4%        8,855        2,232


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               27.1 Financial Data Schedule

         (b)    Reports on Form 8-K

                 No reports on Form 8-K were filed for the three months ended June 30, 2000.

         The Company filed a report on Form 8-K on January 19, 2000 for the acquisition of the stock of WestCoast Hotels Inc.

         The Company filed a report of Form 8-Ka on March 20, 2000 that provided the pro forma financial information for the acquisition of the stock of WestCoast Hotels Inc.

WESTCOAST HOSPITALITY CORPORATION


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities stated and on the date indicated.


                                WESTCOAST HOSPITALITY CORPORATION
                                (Registrant)

Date: August 14, 2000           By:  /s/ Arthur M. Coffey
                                     -----------------------------------
                                     Arthur M. Coffey, Executive Vice
                                       President and Chief Financial
                                       Officer