Form 10-Q
period 2000-09-30
WESTCOAST HOSPITALITY CORP
filed 2000-11-14
CIK 1052595

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

(Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15)d OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

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
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  X    No
                                                                 ---      ---

As of October 31, 2000, there were 12,964,283 shares of the Registrant's common stock outstanding.


================================================================================

                        WESTCOAST HOSPITALITY CORPORATION

                                    Form 10-Q
                    For the Quarter Ended September 30, 2000


INDEX


Part I - Financial Information


         Item 1 - Financial Statements:

         -   Consolidated Balance Sheets --
             December 31, 1999 and September 30, 2000                      3-4

         -   Consolidated Statements of Income --
             Three and Nine Months Ended September 30,
             1999 and 2000                                                 5-6

         -   Consolidated Statements of Cash Flows --
             Nine Months Ended September 30, 1999 and 2000                 7-8

         -   Notes to Consolidated Financial Statements                    9-13


         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                              14-22




PART II - Other Information


         Item 6 - Exhibits and Reports on Form 8-K                          23

Part I - Financial Information
ITEM 1.  FINANCIAL STATEMENTS

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
December 31, 1999 and September 30, 2000
(in thousands, except share data)


                                                      December 31,   September 30,
                                                          1999           2000
                                                       ----------     ----------
ASSETS

Current assets:
    Cash and cash equivalents                          $    4,357     $    4,287
    Accounts receivable                                     7,548          9,548
    Inventories                                             1,110          1,092
    Prepaid expenses and deposits                             883          1,186
                                                       ----------     ----------
           Total current assets                            13,898         16,113

Property and equipment, net                               243,237        243,494
Intangible assets, net                                     29,613         28,899
Other assets, net                                          22,384         22,052
                                                       ----------     ----------
           Total assets                                $  309,132     $  310,558
                                                       ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                   $    4,739     $    2,326
    Accrued payroll and related benefits                    3,024          2,969
    Income taxes payable                                      457          1,569
    Accrued interest payable                                  721            700
    Other accrued expenses                                  8,994          7,856
    Long-term debt, due within one year                     7,445          2,227
    Capital lease obligations, due within
        one year                                              623            547
                                                       ----------     ----------
           Total current liabilities                       26,003         18,194

Long-term debt, due after one year                         57,516         53,634
Notes payable to bank                                     101,263        109,300
Capital lease obligations, due after
    one year                                                1,103            768
Deferred income taxes                                      15,617         15,106
Minority interest in partnerships                           2,798          2,894
                                                       ----------     ----------
           Total liabilities                              204,300        199,896
                                                       ----------     ----------

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED), CONTINUED
December 31, 1999 and September 30, 2000
(in thousands, except share data)




                                                      December 31,   September 30,
                                                          1999           2000
                                                       ----------     ----------
Commitments and contingencies

Stockholders' equity:

    Preferred stock - 5,000,000 shares
       authorized, $0.01 par value, -0-
       shares issued and outstanding                   $     --       $     --
    Common stock - 50,000,000 shares
       authorized, $0.01 par value;
       12,925,276 and 12,964,283 shares
       issued and outstanding                                 129            130
Additional paid-in capital                                 83,761         84,114
Retained earnings                                          20,942         26,418
                                                       ----------     ----------
         Total stockholders' equity                     104,832        110,662
                                                       ----------     ----------
         Total liabilities and stockholders' equity    $  309,132     $  310,558
                                                       ==========     ==========





























The accompanying notes are an integral part of the consolidated financial statements.

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) for the three and nine months ended September 30, 1999 and 2000
(in thousands, except per share data)


                                                             Three Months Ended          Nine Months Ended
                                                                September 30,               September 30,
                                                           ----------------------      ----------------------
                                                             1999          2000          1999          2000
                                                           --------      --------      --------      --------

Revenues:
    Hotels and Restaurants                                 $ 27,788      $ 31,922      $ 71,640      $ 83,060
    Franchise, Central Services and Development                --             866          --           2,593
    TicketsWest.com                                           3,416         1,752         4,575         4,234
    Real Estate Division                                      2,398         2,313         7,316         6,962
    Corporate Services                                          156            57           352           301
                                                           --------      --------      --------      --------
                                                             33,758        36,910        83,883        97,150
                                                           --------      --------      --------      --------

Operating expenses:
    Direct:
        Hotels and Restaurants                               18,550        21,099        51,122        59,903
        Franchise, Central Services and Development            --             297          --             868
        TicketsWest.com                                       3,377         1,852         4,120         4,077
        Real Estate Division                                  1,150         1,088         3,349         3,331
        Corporate Services                                        5            48            (4)          183
        Depreciation and amortization:
           Hotels and Restaurants                             1,495         1,906         4,439         5,679
           Franchise, Central Services and Development         --             100          --             301
           TicketsWest.com                                       17            99            51           265
           Real Estate Division                                 330           334           997           990
           Corporate Services                                   143           177           397           559
                                                           --------      --------      --------      --------
               Total direct expenses                         25,067        27,000        64,471        76,156
    Undistributed corporate expenses                            500           319         1,541         1,486
                                                           --------      --------      --------      --------
               Total expenses                                25,567        27,319        66,012        77,642
                                                           --------      --------      --------      --------

Operating income                                              8,191         9,591        17,871        19,508

Other income (expense):
    Interest expense                                         (2,419)       (3,717)       (7,039)      (10,949)
    Interest income                                             116            72           263           201
    Other income                                                  7           135            16           148
    Conversion expenses                                        --            (219)         --            (232)
    Equity in investments                                      --              75          --              97
    Minority interest in partnerships                          (125)         (111)         (180)         (113)
                                                           --------      --------      --------      --------

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) for the three and nine months ended September 30, 1999 and 2000
(in thousands, except per share data)


                                                             Three Months Ended          Nine Months Ended
                                                                September 30,               September 30,
                                                           ----------------------      ----------------------
                                                             1999          2000          1999          2000
                                                           --------      --------      --------      --------

Income before income taxes, extraordinary
    item and cumulative effect of accounting change        $  5,770         5,826        10,931         8,660
Income tax provision                                          1,846         2,142         3,499         3,184
                                                           --------      --------      --------      --------

Income before extraordinary item and
    cumulative effect of change in accounting
    principle                                                 3,924         3,684         7,432         5,476


Extraordinary expense, net of income tax benefit               --            --             (10)         --
Cumulative effect of change in accounting principle,
    net of income tax benefit                                  --            --            (133)         --
                                                           --------      --------      --------      --------
Net income                                                 $  3,924      $  3,684      $  7,289      $  5,476
                                                           ========      ========      ========      ========


Income per share -- basic and diluted:
    Income before extraordinary item and cumulative
        effect of change in accounting principle           $   0.31      $   0.28      $   0.58      $   0.42
    Extraordinary item                                         --            --             nil          --
    Cumulative effect of change in accounting
        principle                                              --            --           (0.01)         --
                                                           --------      --------      --------      --------
Net income per share                                       $   0.31      $   0.28      $   0.57      $   0.42
                                                           ========      ========      ========      ========
Weighted-average common shares outstanding --
    basic                                                    12,786        12,964        12,713        12,948
                                                           ========      ========      ========      ========
Weighed-average common shares outstanding --
    diluted                                                  13,082        13,260        13,069        13,244
                                                           ========      ========      ========      ========














The accompanying notes are an integral part of the consolidated financial statements.

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the nine months ended September 30, 1999 and 2000 (in thousands)


                                                                 1999          2000
                                                               --------      --------
Operating activities:
    Net income                                                 $  7,289      $  5,476
    Adjustments to reconcile net income to net cash
     provided by operating activities:
           Depreciation and amortization                          5,884         7,794
           Minority interest in partnerships                        180           113
           Equity in investments                                   --             (97)
           Loss on disposal of equipment                           --             200
           Extraordinary item                                        10          --
           Cumulative effect of change in accounting
               principle                                            133          --
           Deferred income taxes                                    252          --
           Compensation expense related to stock issuance           167           177
           Change in:
               Accounts receivable                               (1,856)       (2,000)
               Inventories                                          (51)           18
               Prepaid expenses and deposits                       (721)         (303)
               Income taxes receivable/payable                    2,751           601
               Accounts payable                                   3,795        (2,413)
               Accrued payroll and related benefits                 964           (55)
               Accrued interest payable                            (866)          (21)
               Other accrued expenses                              (878)       (1,415)
                                                               --------      --------
                 Net cash provided by operating activities       17,053         8,075
                                                               --------      --------
Investing activities:
    Additions to property and equipment                          (7,744)       (6,537)
    Cash paid for acquisition of property and equipment or
      subsidiaries, net of cash received                           --            (157)
    Issuance of note receivable                                    (225)         --
    Other, net                                                     (731)          348
                                                               --------      --------
                 Net cash used in investing activities           (8,700)       (6,346)
                                                               --------      --------
Financing activities:
    Proceeds from note payable to bank                            8,680        15,137
    Repayment of note payable to bank                           (11,260)       (7,100)
    Repayment of long-term debt                                  (1,227)       (9,100)
    Principal payments on capital lease obligations                (501)         (519)
    Additions to deferred financing costs                          (488)         (377)
    Distribution to minority interest                               (73)          (17)
    Proceeds from issuance of common stock under
        employee stock purchase plan                                102           177
                                                               --------      --------
                  Net cash used in financing activities          (4,767)       (1,799)
                                                               --------      --------

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the nine months ended September 30, 1999 and 2000
(in thousands)





                                                                 1999          2000
                                                               --------      --------

Change in cash and cash equivalents:
    Net increase (decrease) in cash and cash equivalents       $  3,586      $    (70)
    Cash and cash equivalents at beginning of period              4,267         4,357
                                                               --------      --------
    Cash and cash equivalents at end of period                 $  7,853      $  4,287
                                                               ========      ========


Supplemental disclosure of cash flow information:
    Noncash investing and financing activities:
       Acquisition of property through assumption
           of capital leases                                   $   --        $    108
       Acquisition of property through issuance
           of debt or issuance of note payable                      250           277
       Acquisition of equipment through cancellation
           of note receivable                                       225          --
       Conversion of operating partnership units
           to common stock                                        1,578          --



























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

         In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at September 30, 2000 and the consolidated results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.


    2.   ORGANIZATION:

         At September 30, 1999, the Company controlled and operated (through ownership or lease with purchase option agreements) 19 hotel properties. As of September 30, 2000, the Company had ownership interests and operated 23 hotel properties, managed an additional 9 properties and franchised an additional 13 properties, totaling 45 hotels in 9 states, including Alaska, Arizona, California, Hawaii, Idaho, Montana, Oregon, Utah and Washington. Additionally, the Company provides computerized ticketing for entertainment events and arranges Broadway and other entertainment event productions. Also, during the second quarter of 1999, the Company launched TicketsWest.com, an Internet ticketing service offering consumers up-to-the-minute information on live entertainment and the ability to make

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


    2.   ORGANIZATION, CONTINUED:

         real-time tickets purchases to events through the website. The Company owns and manages ticketing operations in Colorado, Idaho, Montana, Oregon and Washington. The Company also leases retail and office space in buildings owned by the Company and manages residential and commercial properties for others in Idaho, Montana and Washington. The Company's operations are segregated into four operating segments: (1) Hotels and Restaurants, (2) TicketsWest.com (e-commerce entertainment),
         (3) Real Estate Division and (4) Franchise, Central Services and Development.


    3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         In April 1998, Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities" was issued. The SOP requires that all costs of start-up activities and organization costs be expensed as incurred. The Company adopted the provisions of SOP 98-5 on January 1, 1999 and reported the change as a cumulative effect of an accounting change in the consolidated statement of operations. The adoption of SOP 98-5 resulted in the cumulative effect of an accounting change of $133,000, which is net of $68,000 of income taxes, being recognized during the nine months ended September 30, 1999.


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

         2003. At September 30, 2000, $109.3 million was outstanding under the credit facility. The Company was in compliance with all required covenants at September 30, 2000.

         During the quarter ended March 31, 1999, the Company paid off certain debt prior to its maturity date. Deferred loan fees associated with this debt of $15,000 has been written off and reported as an extraordinary item, net of a $5,000 income tax benefit.


    5.   BUSINESS SEGMENTS:

         The Company has four operating segments: (1) Hotels and Restaurants;
         (2) TicketsWest.com (e-commerce entertainment); (3) Real Estate Division and (4) Franchise, Central Services and Development. The Franchise, Central Services and Development segment represents the franchise and marketing division of the Company, which was acquired with the WestCoast Hotels, Inc. purchase in December 1999. Therefore no amounts are reported for this segment for the nine months ended September 30, 1999. Corporate services and other consists primarily of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment, which are not specifically associated with an operating segment.

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

         Selected information with respect to the segments is as follows (in thousands):

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


    5.   BUSINESS SEGMENTS, CONTINUED:


                                                 Three Months Ended           Nine Months Ended
                                                    September 30,               September 30,
                                               ----------------------      ----------------------
                                                 1999          2000          1999          2000
                                               --------      --------      --------      --------

         Revenues:
            Hotels and Restaurants             $ 27,788      $ 31,922      $ 71,640      $ 83,060
            Franchise, Central Services
              and Development                      --             866          --           2,593
            TicketsWest.com                       3,649         2,141         5,187         5,242
              Less: inter-segment revenues         (233)         (389)         (612)       (1,008)
            Real Estate Division                  2,398         2,313         7,316         6,962
            Corporate Services and other            156            57           352           301
                                               --------      --------      --------      --------
                                               $ 33,758      $ 36,910      $ 83,883      $ 97,150
                                               ========      ========      ========      ========



         Operating income:
            Hotels and Restaurants             $  7,743      $  8,917      $ 16,079      $ 17,478
            Franchise, Central Services
              and Development                      --             469          --           1,424
            TicketsWest.com                          22          (199)          404          (108)
            Real Estate Division                    918           891         2,970         2,641
            Corporate Services and other           (492)         (487)       (1,582)       (1,927)
                                               --------      --------      --------      --------
                                               $  8,191      $  9,591      $ 17,871      $ 19,508
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

                                                    Three Months Ended         Nine Months Ended
                                                       September 30,             September 30,
                                                   ---------------------     ----------------------
                                                     1999         2000         1999          2000
                                                   --------     --------     --------      --------
         Numerator:
            Income before extraordinary item
                and cumulative effect of
                change in accounting principle     $  3,924     $  3,684     $  7,432      $  5,476
            Extraordinary item                         --           --            (10)         --
            Cumulative effect of accounting
                change                                 --           --           (133)         --
                                                   --------     --------     --------      --------
            Net income - basic                        3,924        3,684        7,289         5,476
            Income effect of dilutive OP Units           91           57          187            72
                                                   --------     --------     --------      --------
            Net income - diluted                   $  4,015     $  3,741     $  7,476      $  5,548
                                                   ========     ========     ========      ========
         Denominator:
            Weighted-average shares
                outstanding - basic                  12,786       12,964       12,713        12,948
            Effect of dilutive OP units                 296          296          356           296
            Effect of dilutive common stock
                options                                 (A)          (A)          (A)           (A)
                                                   --------     --------     --------      --------
            Weighted-average shares
                outstanding - diluted                13,082       13,260       13,069        13,244
                                                   ========     ========     ========      ========
            Earnings per share - basic
                and diluted:
            Income per share before
                extraordinary item and
                cumulative effect of change in
                accounting principle               $   0.31     $   0.28     $   0.58      $    .42
            Cumulative effect of accounting
                change                                 --           --          (0.01)         --
                                                   --------     --------     --------      --------
            Net income per share -
                basic and diluted                  $   0.31     $   0.28     $   0.57      $   0.42
                                                   ========     ========     ========      ========

         (A)    At September 30, 1999 and 2000, 978,851 and 1,010,687 stock options were outstanding, respectively. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 1999 and 2000 because they are anti-dilutive.

WESTCOAST HOSPITALITY CORPORATION
ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

================================================================================
GENERAL
================================================================================

         The following discussion and analysis addresses the results of operations for the Company for the three and nine months ended September 30, 2000 and 1999. The following should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in "Risk Factors" and elsewhere in the Form 10-K filed by the Company for the year ended December 31, 1999, and in the Form S-3 filed by the Company on February 14, 2000.

         The Company's revenues are derived primarily from the Hotels and reflect revenue from rooms, food and beverage, third party management contracts, and other sources, including telephone, guest services, banquet room rentals, gift shops and other amenities. Hotel revenues accounted for 86.5% of total revenue in the three months ended September 30, 2000 and increased 14.9% from $27.8 million in 1999 to $31.9 million in 2000. This increase was primarily the result of the addition of the acquisition of WestCoast Hotels Inc., which had an effective date of December 31, 1999. The balance of the Company's revenues is derived from its Franchise, Central Services and Development, TicketsWest.com, Real Estate Division, and Corporate Services divisions. These revenues are generated from franchise fees, ticket distribution handling fees, Internet services, real estate management fees, sales commissions and rents. In 1999, Franchise, Central Services and Development was not an operating segment of the Company and was added as a business segment with the acquisition of WestCoast Hotels Inc. Franchise, Central Services and Development accounted for 2.4% of the Company's revenue for the three months ended September 30, 2000, TicketsWest.com accounted for 4.7% and Real Estate Division accounted for 6.3% of total revenues for the period.

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

For the year ended December 31, 1999, the Company redefined its operating segments as (1) Hotels and Restaurants; (2) TicketsWest.com (e-commerce and entertainment); (3) Real Estate Division, and (4) Franchise, Central Services and Development. The Franchise, Central Services and Development segment represents the franchise and marketing division of the Company, which was acquired with the WestCoast Hotels, Inc. purchase. Due to the timing of the WestCoast Hotels, Inc. acquisition, this segment had identifiable assets and capital expenditures at December 31, 1999, but no operations were reported until 2000. During 1999, the Company also identified most selling, general and administrative costs, property operating costs and depreciation and amortization expenses that were previously undistributed to the segments as costs of the respective segments. Accordingly, the presentations of the consolidated statements of income for all periods presented have been reclassified to reflect the 1999 classifications.

The following table sets forth-selected items from the consolidated statements of income as a percent of total revenues and certain other selected data:


                                      Three Months Ended              Nine Months Ended
                                         September 30,                   September 30,
                                  --------------------------      --------------------------
                                     1999            2000            1999            2000
                                  ----------      ----------      ----------      ----------
Revenues:
  Hotels & Restaurants                  82.3%           86.5%           85.4%           85.5%
  Franchise, Central Services
     & Development                      --               2.4            --               2.7
  TicketsWest.com                       10.1             4.7             5.5             4.3
  Real Estate Division                   7.1             6.3             8.7             7.2
  Corporate Services & Other             0.5             0.1             0.4             0.3
                                  ----------      ----------      ----------      ----------
                                       100.0%          100.0%          100.0%          100.0%
                                  ==========      ==========      ==========      ==========


Direct Operating Expenses               74.3%           73.2%           76.9%           78.4%
Undistributed Corporate
  Operating Expense                      1.5             0.9             1.8             1.5
Operating Income                        24.3            26.0            21.3            20.1
Interest Expense                         7.2            10.1             8.9            11.3
Income Tax Provision                     5.6             5.8             4.2             3.3
     Net income                         11.6%           10.0%            8.7%            5.6%

Hotel Statistics (1)
Hotels open at end of period              19              45              19              45
Available Rooms                        3,940           8,681           3,940           8,681
REVPAR (2)(3)                     $    63.93      $    67.47      $    55.25      $    57.63
ADR (4)                           $    87.08      $    90.71      $    84.88      $    87.43
Occupancy (5)                           73.4%           74.4%           65.1%           65.9%


(1) Hotel statistics for the three and nine months ended September 30, 2000, are presented for Combined Hotels. Combined Hotels means Hotels owned, managed, or franchised by the Company in the current period. September 1999 data is stated on a pro forma same store basis.

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

================================================================================
RESULTS OF OPERATIONS
================================================================================


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

         Total revenues increased $3.2 million, or 9.3%, from $33.8 million in 1999 to $36.9 million in 2000. This increase is attributed primarily to revenue generated from the acquisition of WestCoast Hotels Inc. on December 31, 1999.

         Total hotel and restaurant revenues increased $4.1 million, or 14.9%, from $27.8 million in 1999 to $31.9 million in 2000. Combined Hotel ADR increased $3.63, or 4.2%, from $87.08 in 1999 to $90.71 in 2000. Combined Hotel REVPAR increased $3.54, or 5.5%, from $63.93 in 1999 to $67.47 in 2000. The
Company completed the acquisition of WestCoast Hotels, Inc., effective December 31, 1999. Due to the timing of the WestCoast Hotels, Inc. acquisition, it did not affect 1999 operating results.

         Franchise, Central Services and Development revenues were $0.9 million for the quarter and was a new operating segment in 2000.

         TicketsWest.com revenues decreased $1.7 million, or 48.7%, from $3.4 million in 1999 to $1.8 million in 2000. TicketsWest.com revenue decreased primarily from a decrease in shows presented by the Company and decreased attendance at entertainment events. The company presented 16 events in the three months ended September 30, 2000 versus 41 events in the comparable period of 1999.

         Real Estate Division revenue decreased $85 thousand, or 3.6%, from $2.4 million in 1999 to $2.3 million in 2000 primarily from lease contracts termination and renewal timing in the Company's office and retail buildings.

         Direct operating expenses increased $1.9 million, or 7.7%, from $25.1 million in 1999 to $27.0 million in 2000, primarily due to the increase in the number of hotel guests served, the addition of WestCoast Hotels Inc. operating expenses and assimilation costs. This represents a decrease in direct operating expenses as a percentage of total revenues from 74.3% in 1999 to 73.2% in 2000.

         Total undistributed corporate operating expenses decreased $0.2 million, or 36.2%, from $0.5 million in 1999 to $0.3 million in 2000. Total undistributed corporate operating expenses as a percentage of total revenues decreased 0.6 % from 1.5% in 1999 to 0.9% in 2000.

         Operating income increased $1.4 million, or 17.1%, from $8.2 million in 1999 to $9.6 million in 2000. As a percentage of total revenues, operating income increased from 24.3% in 1999 to 26.0% in 2000. This increase is primarily due to the increase in revenues from the Hotel and Restaurant division and the decrease in direct operating expenses as a percentage revenue.

         Interest expense increased $1.3 million, or 53.7%, from $2.4 million in 1999 to $3.7 million in 2000. This increase is primarily related to borrowings associated with the acquisition of WestCoast Hotels Inc. and an increase in the weighted average interest rate charged the Company for its variable interest debt.

         Income tax provision increased 16.0 %, from $1.8 million in 1999 to $2.1 million in 2000, due to the increase in income before taxes. The effective income tax provision rate was 32.0% and 36.8% for 1999 and 2000, respectively.

         Net income decreased $0.2 million, or 6.1%, from $3.9 million in 1999 to $3.7 million in 2000. Earnings per share before extraordinary item and cumulative effect of accounting change, decreased from $0.31 in 1999 to $0.28 in 2000.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

         Total revenues increased $13.3 million, or 15.8%, from $83.9 million in 1999 to $97.1 million in 2000. This increase is attributed primarily to revenue generated from the acquisition of WestCoast Hotels Inc. on December 31, 1999, the acquisition of Oregon Ticket Company d.b.a. Fastixx, and Colorado Neighborhood Box Office.

         Total hotel and restaurant revenues increased $11.4 million, or 15.9%, from $71.6 million in 1999 to $83.1 million in 2000. Combined Hotel ADR increased $2.55, or 3.0%, from $84.88 in 1999 to $87.43 in 2000. Combined Hotel REVPAR increased $2.38, or 4.3%, from $55.25 in 1999 to $57.63 in 2000. The
Company completed the acquisition of WestCoast Hotels, Inc., effective December 31, 1999. Due to the timing of the WestCoast Hotels, Inc. acquisition, it did not affect 1999 operating results.

         Franchise, Central Services and Development revenues were $2.6 million for the nine months and was a new operating segment in 2000.

         TicketsWest.com revenues decreased $0.3 million, or 7.5%, from $4.6 million in 1999 to $4.2 million in 2000. TicketsWest.com revenue decreased primarily from a decrease in events presented by the Company and decreased attendance at entertainment events. The Company presented 64 events during the nine months ended September 30, 2000 and 67 events in the comparable period of 1999.

         Real Estate Division revenue decreased $354 thousand, or 4.8%, from $7.3 million in 1999 to $7.0 million in 2000 primarily from lease contracts termination and renewal timing in the Company's office and retail buildings.

         Direct operating expenses increased $ 11.7 million, or 18.1%, from $64.5 million in 1999 to $76.2 million in 2000, primarily due to the increase in the number of hotel guests served, the addition of WestCoast Hotels Inc. operating expenses and assimilation costs. This represents an increase in direct operating expenses as a percentage of total revenues from 76.9% in 1999 to 78.4% in 2000.

         Total undistributed corporate operating expenses decreased $55 thousand, or 3.5%, from $1.5 million in 1999 to $1.5 million in 2000. Total undistributed corporate operating expenses as a percentage of total revenues decreased 0.3% from 1.8% in 1999 to 1.5% in 2000.

         Operating income increased $1.6 million, or 9.2%, from $17.9 million in 1999 to $19.5 million in 2000. As a percentage of total revenues, operating income decreased from 21.3% in 1999 to 20.1% in 2000. This decrease is primarily due to the increase in direct operating expenses associated with the assimilation and acquisition of WestCoast Hotels Inc.

         Interest expense increased $3.9 million, or 55.6%, from $7.0 million in 1999 to $10.9 million in 2000. This increase is primarily related to borrowings associated with the acquisition of WestCoast Hotels Inc. and an increase in the weighted average interest rate charged the Company for its variable interest debt.

         Income tax provision declined 9.0%, from $3.5 million in 1999 to $3.2 million in 2000, due to the decrease in income before taxes. The effective income tax provision rate was 32.0% and 36.8% for 1999 and 2000 respectively.

         Net income decreased $1.8 million, or 24.8%, from $7.3 million in 1999 to $5.5 million in 2000. Earnings per share before extraordinary item and cumulative effect of accounting change, decreased from $0.58 in 1999 to $0.42 in 2000.



================================================================================
LIQUIDITY AND CAPITAL RESOURCES
================================================================================

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

         At September 30, 2000, the Company had $4.3 million in cash and cash equivalents. The Company has made extensive capital expenditures over the last three years and nine months, $6.2 million, $123.6 million, $63.3 million and $6.5 million in owned and joint venture properties in 1997, 1998, 1999, and the nine months ended September 30, 2000, respectively. These expenditures included guest room, lounge and restaurant renovations, public area refurbishment, telephone and computer system upgrades, tenant improvements, property acquisitions, construction, and corporate expenditures and were funded from the initial public offering, issuance of operating partnership units, operating cash flow and debt. The Company establishes reserves for capital replacement in the amount of 4.0% of the prior year's actual gross hotel income to maintain the Hotels at acceptable levels. Acquired hotel properties have a separate capital budget for purchase, construction, renovation, and branding costs. Capital expenditures planned for Hotels in 2000 are expected to be approximately $8.4 million. Management believes the consistent renovation and upgrading of the Hotels and other properties is imperative to its long-term reputation and customer satisfaction.

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

         The Revolving Credit Facility contains various representations, warranties, covenants and events of default deemed appropriate for a Credit Facility of similar size and nature. Covenants and provisions in the definitive credit agreement governing the Revolving Credit Facility include, among other things, limitations on: (i) substantive changes in the Company's and Operating Partnership's current business activities, (ii) liquidation, dissolution, mergers, consolidations, dispositions of material property or assets involving the Company and its affiliates or their assets, as the case may be, and acquisitions of property or assets of others, (iii) the creation or existence of deeds of trust or other liens on property or assets, (iv) the addition or existence of indebtedness, including guarantees and other contingent obligations, (v) loans and advances to others and investments in others, (vi) redemption of subordinated debt, (vii) amendment or modification of certain material documents or of the Articles in a manner adverse to the interests of the lenders under the Revolving Credit Facility, (viii) payment of dividends or distributions on the Company's capital stock, and (ix) maintenance of certain financial ratios. Each of the covenants described above provides for certain ordinary course of business and other exceptions. If the Company breaches any of these covenants and does not obtain a waiver of that breach, the breach will constitute an event of default under the Revolving Credit Facility. At September 30, 2000, the Company had $109.3 million outstanding under the Revolving Credit Facility and was in compliance with all required covenants. The Revolving Credit Facility restricted the Company from paying any dividends as of September 30, 2000.

         In addition to the Revolving Credit Facility, as of September 30, 2000, the Company had debt and capital leases outstanding of approximately $57.2 million consisting of primarily variable and fixed rate debt secured by individual properties.

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


================================================================================
SEASONALITY
================================================================================

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


================================================================================
INFLATION
================================================================================

         The effect of inflation, as measured by fluctuations in the Consumer Price Index, has not had a material impact on the Company's revenues or net income during the periods under review.


================================================================================
YEAR 2000 ASSESSMENT
================================================================================

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


================================================================================
NEW ACCOUNTING PRONOUNCEMENTS
================================================================================

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



         (a) Exhibits

             27.1 Financial Data Schedule



         (b) Reports on Form 8-K

             No reports on Form 8-K were filed for the three months ended September 30, 2000.

WESTCOAST HOSPITALITY CORPORATION





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities stated and on the date indicated.





                                      WESTCOAST HOSPITALITY CORPORATION
                                      (Registrant)

Date: November 13, 2000               By:  /s/ Arthur M. Coffey
                                           -----------------------------------
                                           Arthur M. Coffey, Executive Vice
                                           President and Chief Financial Officer