Form 10-K
period 2000-12-31
WESTCOAST HOSPITALITY CORP
filed 2001-03-30
CIK 1052595

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
  (Mark One)
     |X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2000

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                                ON WHICH REGISTERED
   -------------------                                -------------------
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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of the Registrant's voting common stock held by non-affiliates was $39,243,439 as of March 15, 2001. There were 12,948,396 of the Registrant's common stock outstanding as March 15, 2001.
================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Documents incorporated by reference herein: Portion's of the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Registrant's 2000 fiscal year is incorporated by reference herein in Part III.




                                TABLE OF CONTENTS
                                                                            PAGE
PART   ITEM NO.                    DESCRIPTION                               NO.
----   --------   --------------------------------------------------------------

  I       1       Business..................................................   3

  I       2       Properties................................................  14

  I       3       Legal Proceedings.........................................  17

  I       4       Submission of Matters to a Vote of the Security Holders ..  17

  I      4A       Executive Officers........................................  17

 II       5       Market For Registrant's Common Equity and Related
                  Stockholder Matters ......................................  18

 II       6       Selected Financial Data...................................  19

 II       7       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ......................  21

 II      7A       Quantitative and Qualitative Disclosures About
                  Market Risk ..............................................  27

 II       8       Financial Statements and Supplementary Data ..............  29

 II       9       Changes In and Disagreements With Accountants
                  on Accounting and Financial Disclosure....................  57

 III     10       Directors and Executive Officers of The Registrant .......  57

 III     11       Executive Compensation ...................................  57

 III     12       Security Ownership of Certain Beneficial
                  Owners and Management.....................................  57

 III     13       Certain Relationships and Related Transactions ...........  57

 III     14       Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K ..................................  58

                                     PART I
                                     ------

ITEM 1.  BUSINESS
                                   THE COMPANY

         WestCoast Hospitality Corporation ("WestCoast" or the "Company") is a hotel operating company that owns, operates, franchises, acquires, develops, renovates and repositions full service hotels in the Western United States under its proprietary brand name, "WestCoast(R)". Substantially all of WestCoast's assets, including the hotels, are owned by or for the benefit of WestCoast Hospitality Limited Partnership, a Delaware limited partnership, ("the Operating Partnership" or "WHLP"). WestCoast Hospitality Corporation and WestCoast Hospitality Limited Partnership were formerly known as Cavanaughs Hospitality Corporation and Cavanaughs Hospitality Limited Partnership, respectively, until February 2000 (see "Recent Events"). WestCoast manages the day to day operations of the Operating Partnership in its capacity as sole general partner. The Company currently has ownership interests and operates 23 hotel properties, manages an additional 10 properties and franchises an additional 12 properties, totaling 45 hotels in 9 states, including Alaska, Arizona, California, Hawaii, Idaho, Montana, Oregon, Utah and Washington. The Company re-branded 13 of its 19 Cavanaughs hotels to the WestCoast brand during 2000 (see "Recent Events"). Additionally, the Company provides computerized ticketing for entertainment events and arranges Broadway and other entertainment event productions. Further, during the second quarter 1999, the Company announced the launch of www.TicketsWest.com(TM), an Internet ticketing service offering consumers up-to-the-minute information on live entertainment and the ability to make real-time ticket purchases of the best available seats to events through the website. The Company owns and manages ticketing operations in Washington, Oregon, Idaho, Montana and Colorado. The Company also leases retail and office space in buildings owned by the Company and manages residential and commercial properties in Washington, Idaho and Montana. We are seeking to become the dominant full service Hotel Company in the Western United States and Canada by providing customers with access to a WestCoast brand hotel in multiple locations throughout the region. Our growth strategy focuses on:

         o franchising of the WestCoast brand to third party hotel owners and operators.

         o     the management of third party owned hotels; and

         o the acquisition and re-branding of full service hotels with the WestCoast name;

         o the acquisition, conversion and redevelopment of non-hotel properties into WestCoast brand hotels;

         o     the construction of new WestCoast hotels;

         o     the expansion of existing WestCoast hotels;

         Our operating strategy is designed to enhance our revenue and operating margins by increasing revenue per available room, average daily rate occupancy and operating efficiencies at our hotels. This strategy includes:

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

         o utilizing our yield management and proprietary management information systems to enable the general managers of each hotel to optimize revenue per available room (REVPAR), average daily rates (ADR), occupancy and net income;

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

         For the calendar year ended December 31, 2000, the Company's revenues were $125.8 million, operating income was $23.5 million, net income was $5.8 million, REVPAR for combined Hotels (owned, managed and franchised) was $54.94 and ADR was $86.98.

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

         In addition to the Hotels and Restaurant division, the Company operates three other divisions: (i) Franchise, Central Services and Development (ii) TicketsWest and (iii) Real Estate Division. The Franchise, Central Services and Development division was newly created with the acquisition of WestCoast Hotels, Inc., and focuses on franchising the WestCoast brand to third party hotel owners and providing centralized purchasing and support services to these properties. The TicketsWest division includes computerized event ticketing through G&B Select A Seat, Fastixx, Colorado Neighborhood Box Office (CNBO), and the WWW.TICKETSWEST.COM website. The TicketsWest division was founded in 1987 with the G&B Select A Seat operation in Eastern Washington. The division acquired the operations of Fastixx, CNBO, and certain software license rights in 1999 and expanded its operations in the King Soopers store chain of Colorado in 2000. Ticket sales for the combined distribution in 2000 was 3.1 million tickets. The division also is the presenter of shows and special events through WestCoast Entertainment, formerly G&B Presents, which was founded in 1987 and has presented over 120

Broadway theatrical presentations and special events in the last thirteen years. These services generate income from ticket sales and handling fees as well as additional room occupancy at the Hotels. The TicketsWest division includes the Company-operated toll-free call center (the "Toll-Free Call Center") which services the hotel reservations. The Company's Real Estate Division includes ownership of four office properties and one retail property containing in excess of 590,000 square feet of leasable space, the majority of which are located near the Hotels, and third-party management and/or leasing agent of more than 2.8 million square feet of retail and office properties and approximately, 1,980 residential units in the Northwest.

                            STRUCTURE OF THE COMPANY

         The Company is the sole general partner of the Operating Partnership. The Company conducts substantially all of its business and holds substantially all of the Hotels, through the Operating Partnership. As sole general partner of the Operating Partnership, the Company has exclusive power to manage and conduct the operations of the Operating Partnership. The Company and third party owners owned 97.8% and 2.2% of the Operating Partnership as of December 31, 2000. Subject to certain holding period requirements, OP Units will be exchangeable, at the option of the holders thereof, for cash in an amount equal to the market value of an equivalent number of shares of Common Stock. The Company has the right, however, if OP Units are presented for exchange, to deliver to the holder of such OP Units, in lieu of cash, shares of Common Stock, on a one-for-one basis (subject to adjustment in the event of stock splits, stock dividends, combinations and reorganizations). As general partner of the Operating Partnership, whenever the Company shall issue shares of capital stock, the Company will contribute the net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue to the Company an equivalent number of OP Units with rights corresponding to the shares of capital stock issued by the Company. In addition to the Operating Partnership, the Company holds a 50% general partner interest in Cowley Street Limited Partnership, a Washington limited partnership which owns the Budget Inn, formerly Cavanaughs Fourth Avenue.

                                  RECENT EVENTS

         Effective December 31, 1999 the Company acquired WestCoast Hotels Inc., which was headquartered in Seattle, Washington. On March 1, 2000 the Company changed its name from Cavanaughs Hospitality Corporation to WestCoast Hospitality Corporation and began trading under the symbol WEH on the New York Stock Exchange.

         In July 2000, the Company converted 13 of its Cavanaughs Hotels to the WestCoast Hotels brand.

         On December 1, 2000, the Company opened the Ashland Springs Hotel, a WestCoast Hotel in Ashland, Oregon. The property is being operated under a management and franchise agreement.

         In December 2000, the Company entered into a ticketing service and distribution agreement with the Colorado Rockies Major League baseball team. The tickets are distributed through the Company's outlet distribution system located in all King Sooper stores throughout Colorado and Wyoming.

         On January 1, 2001, the Company added the Cape Fox Lodge which is located in Ketchikan, Alaska to the Company portfolio under a management and franchise agreement.

         In January 2001, the Company leased approximately 20,500 square feet of its Crescent Court mixed use building to XO Communications. The additions of this lease brings the total occupancy of the office portion of the building to approximately 95%.

         On February 2001, the Company entered into an exclusive ticket service and distribution agreement with Pikes Peak International Raceway located in Fountain, Colorado. Pikes Peak International Raceway is the only superspeedway in Colorado and has a capacity of 43,000.

         Since 1968, when Donald K. Barbieri, the Company's Chairman, President and Chief Executive Officer, joined the Company, the Company has grown from five employees to approximately 2,500 employees as of December 31, 2000. WestCoast's principal executive offices are located at 201 W. North River Drive, Suite 100, Spokane, Washington 99201 and its telephone number is (509) 459-6100. Our website addresses are WWW.WESTCOASTHOTELS.COM and WWW.TICKETSWEST.COM.

                                INDUSTRY OVERVIEW

         The domestic lodging industry completed its seventh year of record profitability in 2000, during which time it produced an estimated profit of $24.2 billion. Smith Travel Research indicated that the average U.S. hotel occupancy ended in 2000 slightly up from 1999, due to demand growth exceeding supply growth. ADR growth ended 2000 with 4.9% growth over 1999, while REVPAR grew by 5.71%. With the net addition of 114,000 rooms to the existing inventory, the industry increased its overall revenue growth to 8.9% in 2000.

         The following table reflects the percentage changes in REVPAR, ADR and occupancy for the years ended December 31, 2000 and 1999 compared to the respective prior fiscal year, for (i) hotels owned, operated and franchised by WestCoast Hospitality Corporation, (ii) U.S. full service hotels and (iii) all U.S. hotels.

                                                PERCENTAGE CHANGE VERSUS PRIOR PERIOD
                                -------------------------------------------------------------------
                                     REVPAR (1)                 ADR                  OCCUPANCY
                                -------------------     -------------------     -------------------
                                  2000       1999         2000       1999         2000       1999
                                --------   --------     --------   --------     --------   --------
WestCoast Hotels (2)              3.4%       0.5%         2.9%       3.2%         0.3%      (1.5)%
U.S. Full Service Hotels (3)      6.6%       3.4%         6.0%       4.1%         0.5%      (0.7)%
U.S. Hotels (3) (4)               5.7%       3.5%         4.9%       4.3%         0.8%      (0.6)%

----------------------------
(1) Determined by dividing annual room revenue by annual available rooms.
(2) Includes Combined Hotels (hotels owned, managed and franchised) for fiscal year ended December 31, 2000. Includes Comparable Hotels (hotels owned by the company for more than one year) for fiscal year ended December 31, 1999.
(3) Source: Smith Travel Research.
(4) Included both full service and limited service hotels.

                         COMPETITION IN LODGING INDUSTRY

         The lodging industry is highly competitive. The Company competes with other national limited and full service hotel companies, as well as with various regional and local hotels. Many of the Company's competitors have a larger network of locations and greater financial resources than the Company. Competition in the United States lodging industry is based generally on brand name recognition, convenience of location, price, range of services and guest amenities offered, quality of customer service and overall product. We believe our brand recognition is good in the markets we serve and should be enhanced by reflagging our Cavanaughs brand hotels to the WestCoast brand. We also believe the addition of guest affinity programs such as the Company's WestAwards program will enhance guest loyalty. We have an advantage of having good locations, service and value. Demographic or other changes in one or more of the Company's markets could impact the convenience or desirability of the sites of certain of the Hotels which would adversely affect the operations of those Hotels. Further, there can be no assurance that new or existing competitors will not offer significantly lower rates or greater convenience, services or amenities or significantly expand or improve facilities in a market in which the Hotels compete, thereby adversely affecting the Company's operations.

                                  RISK FACTORS

         This document and the documents we incorporate by reference contain forward-looking statements that involve risks and uncertainties. The statements in this document that are not purely historical are forward-looking statements. These statements may include, among others, statements regarding (i) the acquisition and re-branding of full service hotels with the WestCoast name, (ii) the acquisition, conversion and redevelopment of non-hotel properties into WestCoast brand hotels, (iii) the construction of new WestCoast hotels (iv) the expansion of TicketsWest. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions also identify forward-looking statements, but the absence of these words does not mean a statement is not forward-looking. We cannot guarantee the accuracy of these statements, which are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those we forecast in forward-looking statements due to a variety of factors, including those set forth in the following risk factors, elsewhere in this document and in the documents we have incorporated by reference. Before investing in the common stock, you should consider carefully the following factors, as well as the information contained in the rest of this document and in the documents we incorporate by reference.

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

         o     the need to periodically to repair and renovate our hotels.

Adverse changes in these conditions could adversely affect our financial performance.

DUE TO THE GEOGRAPHIC CONCENTRATION OF OUR HOTELS, OUR RESULTS OF OPERATIONS ARE SUBJECT TO FLUCTUATIONS IN REGIONAL ECONOMIC CONDITIONS.

         Many of our hotels are currently located in the Pacific Northwest 34 of 45 hotels are located in Oregon, Washington, Idaho and Montana. As a result, our results of operations and financial condition are significantly dependent on the economy of the Pacific Northwest. The Pacific Northwest economy is dependent in large part on a number of major industries, including agriculture, tourism, technology, timber and aerospace. These industries may be affected by:

         o     changes in governmental regulations and economic conditions;

         o     the relative strength of national and local economy; and

         o     the rate of national and local unemployment.

         In addition, participants in these industries may decide to relocate all or part of their businesses outside the Pacific Northwest. Any of these factors could materially affect the local economies in which these industries operate.

         To the extent that general economic or other conditions in the Pacific Northwest decline and result in a decrease in customer demand in this region, our performance and results of operations will be adversely affected. In addition, we operate or market multiple hotels within several cities including Portland, Oregon; Seattle, Spokane and Yakima, Washington; Kalispell, Montana and Boise, Idaho. A downturn in general economic or other relevant conditions in these specific markets or in any other market in which we operate could adversely impact our results of operations and financial condition.

OUR EXPENSES MAY REMAIN CONSTANT EVEN IF OUR REVENUES DROP.

         The expenses of owning property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from a hotel. Our financial condition and ability to service debt could be adversely affected by:

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

OUR GROWTH IS DEPENDENT ON OUR ABILITY TO EXPAND OUR OPERATIONS.

         We intend to acquire additional hotels, ticket, and entertainment operations in the future. Acquisitions entail the risk that investments will fail to perform in accordance with our expectations. We also intend to continue the redevelopment and re-branding of other acquired hotels into "WestCoast" hotels. In addition, we expect to develop new hotels in the future, depending on market conditions. Hotel redevelopment and new project development is subject to a number of risks, including:

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

WE ARE SUBJECT TO REAL ESTATE OWNERSHIP RISKS.

         Our ownership portfolio at December 31, 2000, contained 28 properties, including 23 hotels, two office properties, 1 retail property and 2 mixed-use office and retail properties. Accordingly, we are subject to varying degrees of risk generally related to owning real estate. These risks, many of which are beyond our control, include:

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

MANAGEMENT'S CONTROL OF THE COMPANY MAY LIMIT YOUR ABILITY TO CHANGE THE COMPOSITION OF THE BOARD OF DIRECTORS, AND MAY DETER A CHANGE IN CONTROL.

         Donald K. Barbieri, our Chairman, President and Chief Executive Officer, has sole voting and investment power with respect to 27.7% of our outstanding shares of common stock. Our directors and executive officers of the Company own or control a total of 40.4% of our outstanding shares of common stock. As long as management owns a substantial portion of the outstanding common stock, it will have the ability to control our management and affairs and will have the power to approve or block most actions requiring the approval of our shareholders, including a merger, or a sale of all the assets of the Company.

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

WE COULD EXPERIENCE SEASONAL FLUCTUATIONS IN OUR RESULTS OF OPERATIONS.

         The lodging industry is seasonal in nature, with the months from May through October generally accounting for a greater portion of annual revenues than the months from November through April. For example, for the year ended December 31, 2000, our revenues in the first through fourth quarters were 21.6%, 26.3%, 29.3% and 22.8%, respectively, of our total revenue for such year and our net income (loss) for the first through fourth quarters was (2.5)%, 33.3%, 63.3% and 5.9%, respectively, of our total net income for that year. Quarterly earnings also may be adversely affected by events beyond our control, such as extreme weather conditions, economic factors and other considerations affecting travel.

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

THE PERFORMANCE OF OUR TICKETSWEST DIVISION IS PARTICULARLY SUBJECT TO FLUCTUATIONS IN ECONOMIC CONDITIONS.

         Our entertainment services include computerized event ticketing and the presentation of touring Broadway shows. In addition, we attract additional hotel guests through cross-selling the products of our TicketsWest division. This division is vulnerable to risks associated with changes in general regional and economic conditions, the potential for significant competition and a change in consumer trends, among others. In addition, there is no assurance that Broadway shows will continue to tour the Northwest or that such productions will use the Company as a promoter.

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

WE HAVE INCURRED DEBT FINANCING AND MAY INCUR INCREASED INDEBTEDNESS IN CONNECTION WITH ACQUISITIONS.

         Our outstanding indebtedness as of December 31, 2000 was approximately $162.9 million. Substantially all of our outstanding indebtedness is secured by individual properties, including our hotels. Borrowings under the Revolving Credit Facility are used by us to repay existing indebtedness, to fund the acquisition of hotels, to fund renovations and capital improvements to hotels and for general working capital needs. The Revolving Credit Facility is secured by deeds of trust on certain of our properties. At December 31, 2000, our outstanding indebtedness had a weighted average annual interest rate of 8.91%. At December 31, 2000, our ratio of long-term debt (including capital lease obligations) to equity was 1.45 to 1.

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

                                   TRADEMARKS

         "WestCoast Hotels(R)" and "TicketsWest(R)" are registered trademarks of the Company in the United States and reserved in Canada.

                                SEGMENT REVENUES

         The information required by this item is contained in, and incorporated by reference from the Financial Statements and supplementary data, Note 15, contained herein.

ITEM 2.  PROPERTIES
                                HOTEL PROPERTIES

         The Company's hotel portfolio currently contains 45 full service Hotels, with 8,704 guestrooms and approximately 436,500 square feet of meeting space, located in the Western United States. The following table sets forth certain information regarding the Company's hotel portfolio at December 31, 2000.

                                                                    YEAR                                        MEETING
                                                                    BUILT/         YEAR          GUEST           SPACE
OWNED:(1)                                   LOCATION              ACQUIRED      RENOVATED        ROOMS         (SQ. FT.)
---------                                   --------              --------      ---------        -----         ---------
WestCoast Grand Hotel on Fifth Avenue       Seattle, WA             1996           1996           297           13,800
WestCoast Grand Hotel at the Park           Spokane, WA             1983           1999           402           26,300
WestCoast River Inn                         Spokane, WA             1976           1999           245            2,800
Budget Inn                                  Spokane, WA             1991           1997           153            2,600
WestCoast Ridpath Hotel                     Spokane, WA             1998           2000           342           16,000
WestCoast Yakima Center Hotel               Yakima, WA              1991           1997           154           11,000
WestCoast Yakima Gateway Hotel              Yakima, WA              1997           2000           172            8,000
WestCoast Tri-Cities Hotel                  Kennewick, WA           1978           1997           162            9,700
WestCoast Olympia Hotel                     Olympia, WA             1998           1998           190           16,500
WestCoast Idaho Falls Hotel                 Idaho Falls, ID         1998           1994           138            8,800
Best Western Templins Resort                Post Falls, ID          1998           2000           167           11,000
WestCoast Park Center Suites                Boise, ID               1998           2000           238            2,200
Best Western Twin Falls Hotel               Twin Falls, ID          1998           1999           112            5,085
WestCoast Pocatello Hotel                   Pocatello, ID           1998           2000           150           13,000
Best Western Colonial Hotel                 Helena, MT              1998           2000           149           15,000
WestCoast Kalispell Center Hotel            Kalispell, MT           1986           1999           132           10,500
Best Western Outlaw Hotel                   Kalispell, MT           1998           2000           220           11,000
WestCoast Salt Lake Hotel                   Salt Lake City, UT      1998           1998           393           12,000
Best Western Hillsboro Hotel                Hillsboro, OR           1998           1997           123            3,500
Best Western Executive Park Hotel           Phoenix, AZ             1999           1993           107            3,000
Best Western Bellevue Inn                   Bellevue, WA            1999           1998           181            5,750
WestCoast Vance Hotel                       Seattle, WA             1999           1990           165              N/A
WestCoast Sea-Tac Hotel                     Seattle, WA             1999           1997           146            4,500
                                                                                                 -----         --------
TOTAL OWNED:                                                                                     4,538          212,035
                                                                                                 -----         --------

(1) Listings under "owned" incorporate: owned and leased properties and properties owned by partnership in which the Company holds interests.

                                                                    YEAR                                        MEETING
                                                                    BUILT/         YEAR          GUEST           SPACE
MANAGED:                                    LOCATION              ACQUIRED      RENOVATED        ROOMS         (SQ. FT.)
--------                                    --------              --------      ---------        -----         ---------
WestCoast International Inn                 Anchorage, AK           1999           1992           141            5,700
WestCoast Long Beach Hotel & Resort         Long Beach, CA          1999           1997           195            7,400
Cathedral Hill Hotel                        San Francisco, CA       1999           2000           400           30,000
The Grove Hotel/a WestCoast Grand Hotel     Boise, ID               1999           1997           250           36,000
Ashland Springs Hotel/a WestCoast Hotel     Ashland, OR             2000           2000            70            4,500
Valley River Inn/a WestCoast Hotel          Eugene, OR              1999           2000           257           15,000
The River Place Hotel/a WestCoast
   Grand Hotel                              Portland, OR            1999           1998            84            2,800
Camlin Hotel                                Seattle, WA             1999           1991           146              500
WestCoast Cape Fox Lodge                    Ketchikan, AK           2000           1999            72            1,800
WestCoast Silverdale Hotel                  Silverdale, WA          1999           1999           150            5,234
                                                                                                -----          -------
TOTAL MANAGED:                                                                                  1,765          108,934
                                                                                                -----          -------

FRANCHISED:

WestCoast Anaheim Hotel                     Anaheim, CA             1999           2000           498           30,000
WestCoast Anabelle Hotel                    Burbank, CA             1999           1998            47              500
WestCoast Santa Cruz Hotel                  Santa Cruz, CA          1999           1999           163            4,548
The Park Shore Hotel/a WestCoast Hotel      Honolulu, HI            1999           1970           227              400
Maui Coast Hotel/a WestCoast Hotel          Maui, HI                1999           1999           260              900
The Benson Hotel/a WestCoast Grand Hotel    Portland, OR            1999           1991           287           16,000
The Paramount Hotel, Portland/
   a WestCoast Hotel                        Portland, OR            1999           1999           154            1,500
WestCoast Bellevue Hotel                    Bellevue, WA            1999           1999           176            6,400
The Roosevelt Hotel/a WestCoast Hotel       Seattle, WA             1999           1993           151            2,400
The Paramount Hotel, Seattle/
   a WestCoast Hotel                        Seattle, WA             1999           1996           146            1,300
WestCoast Gateway Hotel                     Seattle, WA             1999           1999           145              625
WestCoast Wenatchee Center Hotel            Wenatchee, WA           1999           1994           147           51,000
                                                                                                -----          -------
TOTAL FRANCHISED:                                                                               2,401          115,573
                                                                                                -----          -------
TOTAL:                                                                                          8,704          436,542
                                                                                                -----          -------

                   FRANCHISE, CENTRAL SERVICES AND DEVELOPMENT

         The Franchise, Central Services and Development Division oversees the franchise operations of the Company and provides the marketing and management coordination of the WestCoast Hotel brand. Franchise royalty fees are recorded as revenue in this division along with development fees and net discounts retained at the corporate level for central purchasing programs. Franchise revenues are collected for all WestCoast branded owned, managed and franchised hotels. Due to intercompany consolidation eliminations, only those revenues for the managed and franchised hotels are reported. This division was formed following the acquisition of WestCoast Hotels, Inc. As of December 31, 2000, there were 35 hotels with over 6900 guest rooms carrying the WestCoast flag, with five of the properties being WestCoast Grand Hotels.

                                   TICKETSWEST

         The TicketsWest division of the Company is comprised of: (i) G&B Select A Seat, Fastixx, CNBO theatrical, ski lift tickets and event ticketing agencies,
(ii) WestCoast Entertainment, formerly G&B Presents, a promoter of touring Broadway shows and other special events, (iii) the 800 Reservations Center for entertainment events and hotel information, and (iv) WWW.TICKETSWEST.COM, the Company's internet portal that provides international leisure, entertainment, and ticketing services. The combination of event ticketing, presentation of Broadway shows, hotel event packages and a centralized reservations system enables the Company to offer packages for hotel guests, generating additional room night occupancy and income from ticket distribution service fees.

         During 1999, the TicketsWest division's acquisitions increased its geographic coverage into markets including Portland, Oregon; Seattle, Washington; Colorado Springs and Denver, Colorado. These acquisitions increased the content available for sale via the Company's website, which allows ticket purchases to be transacted in real-time, a functionality that was developed and launched by the Company in 1999.

         The selected financial data set forth below reflects operating results for the Company's TicketsWest division for the fiscal years ended December 31, 2000, 1999, and 1998. Revenues and direct operating expenses in this chart do not eliminate inter-company revenues and charges, primarily related to reservation services provided to the Hotels. Please see Note 15 - Business Segments in the consolidated financial statements, included herein, for further detail of eliminations of inter-company charges.

                                                        YEAR ENDED
                                                        DECEMBER 31,
                                            ------------------------------------
                                              2000          1999          1998
         INCOME STATEMENT:
            Revenue                         $  6,908      $  7,959      $  2,280

            Direct operating expenses          6,905         7,461         1,755
            Depreciation and amortization        410           110            46
                                            ------------------------------------
               Total direct expenses           7,315         7,571         1,801
                                            ------------------------------------
            Operating income (loss)         $   (407)     $    388      $    479
                                            ====================================


                              REAL ESTATE DIVISION

               The Company is the owner and manager of approximately 590,000 square feet of leasable office and retail space located in Spokane, Washington and Kalispell, Montana, and third-party management and/or leasing agent of more than 3.4 million square feet of retail and office properties and approximately 2,096 residential units in the Northwest. The Company's corporate headquarters is located in the Spokane WHC Building and occupies 24,777 square feet of this 100,350 square foot building.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         Donald K. Barbieri has been President and Chief Executive Officer and a director of the Company since 1978 and Chairman of the Board since 1996. Mr. Barbieri joined the Company in 1969 and is responsible for the Company's development activities in hotel, entertainment and real estate areas. Mr. Barbieri is currently chair-elect for the Spokane Regional Chamber of Commerce and will become Chair on September 1, 2001. Mr. Barbieri served as president of the Spokane Chapter of the Building Owners and Managers Association from 1974 to 1975 and served as president of the Spokane Regional Convention and Visitors Bureau from 1977 to 1979. He also served on the Washington Tourism Development Council from 1983 to 1985 and the Washington Economic Development Board while chairing the State of Washington's Quality of Life Task Force from 1985 to 1989. Mr. Barbieri is the brother of Richard L. and Thomas M. Barbieri and the brother-in-law of David M. Bell.

         Arthur M. Coffey has been Chief Financial Officer and Executive Vice President of the Company since June 1997 and a director of the Company since 1990. Mr. Coffey served as Chief Operating Officer of the Company from 1990 to June 1997. Mr. Coffey has been in the hotel business since 1971 and joined the Company in 1981. Mr. Coffey is currently a director of the Association of Washington Business, served as a trustee of the Spokane Area Chamber of Commerce, served as a director of the Washington State Hotel Association from 1996 to 1997, served as director of the Spokane Regional Convention and Visitors Bureau from 1982 to 1985 and served as president of the Spokane Hotel Association from 1989 to 1990.

         Thomas M. Barbieri has been Executive Vice President of Hotel Operations of the Company since January 1, 2000, and a director of the Company since 1985. From 1985 to 1997, Mr. Barbieri served as a Vice President of the Company. Mr. Barbieri joined the Company in 1979 and from 1987 through 1998 oversaw the management, supervision, and development of the Company's real estate portfolio. From 1982 to 1987, Mr. Barbieri was Operations Manager of the Company's hospitality division. He has served on Washington State Governor Lowery's Real Estate Advisory Council, as Director of the Spokane Convention and Visitors Bureau, as a trustee of the Spokane Area Chamber of Commerce, as a Director of the Spokane Economic Development Council and as a Trustee of Washington State University and Advisor to WSU Hotel School. Mr. Barbieri is the brother of Donald K. and Richard L. Barbieri and the brother-in-law of David M. Bell.

         Richard L. Barbieri has been a Senior Vice President of the Company since September 1997, full-time General Counsel of the Company since 1995 and a Director of the Company since 1978. From 1994 to 1997, Mr. Barbieri served as a Vice President of the Company. From 1978 to 1995, Mr. Barbieri served as outside counsel and Secretary of the Company, during which time he was engaged in the practice of law at Edwards and Barbieri, a Seattle law firm, and then at Riddell Williams, a Seattle law firm, where he chaired the real estate practice group. Mr. Barbieri has also served as chairman of various committees of the State and County Bar Association and as a member of the governing board of the County Bar Association. He also served as vice chairman of the Citizens' Advisory Committee to the Major League Baseball Stadium Public Facilities District in Seattle in 1996 and 1997. Mr. Barbieri is the brother of Donald K. and Thomas M. Barbieri and the brother-in-law of David M. Bell.

         David M. Bell has been Executive Vice President, Development since February 2000. He was Senior Vice President of Development for the Company from September 1997 to February 2000, and served as Vice President and Director of the Company from 1985 to 1997. Mr. Bell is in charge of the Franchise and Central Services Division as well as new project development, property renovations and major building construction. The Marketing Department, responsible for marketing and management of the WestCoast Hotel brand, the Central Purchasing Department, and the Human Resources Department report to Mr. Bell. Since joining the Company in 1984, Mr. Bell has been responsible for numerous construction projects, including the development of the WHC Building, the Cavanaughs at Kalispell Center hotel and the Kalispell Center Mall, two major room tower additions to Cavanaughs Inn at the Park and the conversion of the U.S. Bank of Washington office building in Seattle into Cavanaughs on Fifth Avenue. Mr. Bell is a registered Professional Engineer, and is on the Board of the Pacific Science Center, in Seattle, Washington. Mr. Bell is the brother-in-law of Donald K., Richard L. and Thomas M. Barbieri.

         Shannon E. Kapek has been the Vice President, Financial Reporting since June, 1997, and has been a Vice President since September 1988. Ms. Kapek is responsible for directing the Company's financial reporting activities. Ms. Kapek joined the Company in 1975 and has held several positions within the Company including Residential Division Manager from 1980 to 1997.


                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "WEH". From April 3, 1998 to February 29, 2000 the Company was traded under the symbol CVH on the NYSE. The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock on the NYSE.
                                                        High        Low
2000:
  Fourth Quarter (ended December 31, 2000)..........    5.81        5.00
  Third Quarter (ended September 30, 2000)..........    7.19        6.00
  Second Quarter (ended June 30, 2000)..............    8.38        6.69
  First Quarter (ended March 31, 2000)..............    8.31        6.69
1999:
  Fourth Quarter (ended December 31, 1999)..........    8.50        6.50
  Third Quarter (ended September 30, 1999)..........    8.63        6.94
  Second Quarter (ended June 30, 1999)..............   10.63        7.00
  First Quarter (ended March 31, 1999)..............   12.00        7.63

         The last reported sale price of the Common Stock on the NYSE on March 15, 2001 was $5.10. As of March 15, 2001, there were approximately 96 shareholders of record of the Common Stock.

         The Company does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. The Company intends to retain earnings to provide funds for the continued growth and development of its business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board. In addition, the Revolving Credit Facility includes restrictions on the payment of dividends. As of December 31, 2000, the Company was restricted from paying dividends under the terms and conditions of the Revolving Credit Facility.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected combined financial data of the Company as of and for the years ended December 31, 1998, 1999 and 2000, the two months ended December 31, 1996 and 1997, and each of the two years in the period ended October 31, 1997. The selected combined statement of operations data for the two months ended December 31, 1996 and the selected combined balance sheet as of December 31, 1996 are derived from the Company's unaudited financial statements and reflect all normal recurring adjustments, which in the opinion of management, are necessary for a fair presentation. The selected combined statement of operations data for the fiscal years ended October 31, 1996, 1997, the two months ended December 31, 1997, and years ended December 31, 1998, 1999, and 2000 and the selected combined balance sheet data as of October 31, 1996 and 1997, and December 31, 1997, 1998, 1999, and 2000 are derived from the Company's audited financial statements. The audited consolidated financial statements for certain of these periods are included elsewhere in this Report.

         The selected combined financial data set forth below should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Report.

                                             FISCAL YEAR ENDED         TWO MONTHS ENDED                 FISCAL YEAR ENDED
                                              OCTOBER 31, (1)             DECEMBER 31,                      DECEMBER 31,
                                          -----------------------   ------------------------   ------------------------------------
                                             1996         1997         1996          1997         1998         1999         2000
                                                                         (In Thousands, Except Per Share Data)
STATEMENTS OF OPERATIONS DATA:
Total revenues                            $   45,163   $   52,043   $    7,357    $    8,838   $   86,333   $  110,055   $  125,806
Operating income (2)                           8,914       10,635          924         1,343       20,310       21,035       23,548
Net income (loss) (2)(3)                       1,175        1,709         (170)            6        7,508        8,029        5,821
Dividends per share (4)                         --           --           --            --           --           --           --
Net income per share-basic and diluted (5)      --           --           --            --           0.66         0.63         0.45
Pro forma net income per share                  --           0.24         --            --           --           --           --
BALANCE SHEET DATA:
Total assets                                 120,087      124,104      119,941       125,117      244,903      309,132      304,834
Long-term debt and capital leases             99,308      100,810       99,522       100,650      130,550      167,950      162,940
OTHER DATA:
EBITDA (2)(6)                                 13,129       15,410        1,683         2,141       26,425       28,967       34,000
Net cash provided by operating activities      5,200        6,610          287         1,094       14,271       19,067       11,954
Cash Flow (7)                                  5,615        7,051          575           773       15,452       18,793       18,019

(1) The summary combined financial and other data has been presented as though
    (i) the predecessor businesses of WestCoast Hospitality Corporation, Barbieri Investment Company, G&B: Lincoln Building Partnership and their respective subsidiaries and partnerships which they controlled had been combined as of October 31, 1996 and 1997 and (ii) the spin-off of certain subsidiaries engaged in businesses not related to the core hospitality business of the Company had occurred as of October 31, 1996 and 1997.
(2) Operating income, net income (loss), and EBITDA reflect a nonrecurring charge of $422,000 related to final settlement of litigation in 1997.
(3) The Company incurred $10,000 in 1999 and $546,378 in 1998 in extraordinary expense net of income taxes for the write-off of prepayment penalties and deferred loan fees in connection with the repayment of indebtedness out of the proceeds of the April 1998 initial public offering.
(4) Due to the Merger in November 1997, historical dividends per share are not relevant or meaningful and therefore are not presented.
(5) Due to the Merger, which was consummated in November 1997, the historical earnings per share is not relevant or meaningful. Therefore, pro forma earnings per share for the year ended October 31, 1997 has been presented based upon the number of shares of Common Stock of the Company, which were outstanding after the Merger.
(6) EBITDA represents income before income taxes, extraordinary item, cumulative effect of accounting changes, interest expense (net of interest income), depreciation, amortization, minority interests, and other income. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and such information should not be considered as an alternative to net income, cash flow from operations or any other measure of performance prescribed by generally accepted accounting principles. While not all companies calculate EBITDA in the same fashion and therefore EBITDA as presented may not be comparable to similarly titled measures of other companies, EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the Company's ability to service debt. EBITDA is not necessarily available for management's discretionary use due to restrictions included in the Revolving Credit Facility and other considerations.
(7) Net cash provided by operating activities excluding changes in current assets and liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                     GENERAL

         The following discussion and analysis addresses the results of operations for the Company for the years ended December 31, 2000, 1999 and 1998. The following should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Selected Financial Data" included elsewhere in this report. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in "Risk Factors."

         The Company's revenues are derived primarily from the Hotels and reflect revenue from rooms, food and beverage, third party management contracts, and other sources, including telephone, guest services, banquet room rentals, gift shops and other amenities. Hotel revenues accounted for 84.7% of total revenue in 2000 and increased at an annual rate of 14.8% from $92.8 million in 1999 to $106.5 million in 2000. This increase was primarily the result of the addition of WestCoast Hotels during the period. The balance of the Company's revenues is derived from its Franchise, Central Services and Development, TicketsWest, Real Estate, and Corporate Services divisions. These revenues are generated from franchise fees, ticket distribution handling fees, real estate management fees, sales commissions and rents. Franchise, Central Services and Development produced 2.9% of the revenue, TicketsWest accounted for 4.5% of total revenues and rental operations accounted for 7.6% of total revenues.

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

         For the year ended December 31, 1999, the Company redefined its operating segments as (1) Hotels and Restaurants; (2) TicketsWest; (3) Real Estate Division, and (4) Franchise, Central Services and Development. The Franchise, Central Services and Development segment represents the franchise and marketing division of the Company, which was acquired with the WestCoast Hotels, Inc. purchase. Due to the timing of the WestCoast Hotels, Inc. acquisition, this segment had identifiable assets and capital expenditures at December 31, 1999, but no operations were reported until 2000.

         The following table sets forth selected items from the consolidated statements of operations as a percent of total revenues and certain other selected data:
                                                        YEAR ENDED
                                                       DECEMBER 31,
                                             --------------------------------
                                               2000        1999        1998
         Revenues
            Hotels and Restaurants              84.7%       84.3%       87.1%
            Franchise, Central Services and
               Development                       2.9         --          --
            TicketsWest                          4.5         6.5         2.0
            Real Estate Division                 7.6         8.8        10.6
            Corporate Services and Other         0.3         0.4         0.03
                                             --------    --------    --------
            Total Revenues                     100.0%      100.0%      100.0%
                                             --------    --------    --------
         Direct Operating Expenses             79.96%       79.4%       75.1%
         Undistributed Corporate
             Operating Expense                   1.3         1.5         1.4
         Operating Income                       18.7        19.1        23.5
         Interest Expense                       11.7         8.5         9.4
         Income Tax Provision                    2.6         3.4         5.0
                   Net Income                    4.6%        7.3%        8.7%

         Hotel Statistics (1)
         Hotels open at end of period              45          46          19
         Available Rooms                        8,704       8,749       3,933
         REVPAR (2)(3)                       $  54.94 $     44.86 $     50.30
         ADR (4)                                86.98       80.80       82.07
         Occupancy (5)                          63.2%       55.5%       61.3%


(1) Hotel statistics for the fiscal year ended December 31, 2000 are presented for only combined hotels. Combined hotels includes owned, managed and franchised. Hotel statistics for the fiscal year ended December 31, 1999 and 1998, are presented for comparable hotels. Comparable hotels mean hotels owned by the Company for greater than one year.
(2) REVPAR represents the total room revenues divided by total available rooms, net of rooms out of service due to significant renovations.
(3) Rooms, which were under renovation, were excluded from REVPAR and average occupancy percentage. Due to the short duration of renovation, in the opinion of management, excluding these rooms did not have a material impact on REVPAR and average occupancy percentage.
(4) ADR represents total room revenues divided by the total number of rooms occupied by hotel guests on a paid basis.
(5) Average occupancy percentage represents total rooms occupied divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period.

                              RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31, 1999

         Total revenues increased $15.8 million, or 14.3%, from $110.1 million in 1999 to $125.8 million in 2000. This increase is attributed primarily to revenue generated from the acquisition of WestCoast Hotels, Inc. which was effective December 31, 1999, increases in total rooms occupied and REVPAR increases at the Combined Hotels (Hotels owned, managed and franchised). REVPAR increased due to the increase of average daily rate.

         Total hotel and restaurant revenues increased $13.7 million, or 14.8%, to $106.5 million in 2000 from $92.8 million in 1999. Comparable Hotel ADR increased $2.46, or 2.9%, to $86.98 in 2000 from $84.52 in 1999. Combined Hotel REVPAR increased $1.82, or 3.4%, to $54.94 in 2000 from $53.12 in 1999. The
Company completed the acquisition of WestCoast Hotels, Inc., effective December 31, 1999. In 2000, there were 160,050 actual room nights under ownership, and 1,014,655 room nights for which the Company had management or franchise contracts. Due to the timing of the WestCoast Hotels, Inc. acquisition, it did not affect 1999 operating results

         The Franchise, Central Services and Development division was acquired with the WestCoast Hotels Inc. acquisition, therefore no operations were reported in 1999. The year 2000 revenue was $3.6 million.

         TicketsWest revenues decreased $1.5 million, or 20.6%, to $5.7 million in 2000 from $7.2 million in 1999. TicketsWest revenue decreased primarily due to decreased shows presented by the Company and decreased attendance at entertainment events.

         Real Estate Division revenue decreased $0.1 million, or 1.1%, to $9.5 million in 2000 from $9.6 million in 1999 primarily due to a one time lease payment of $150,000 in 1999.

         Direct operating expenses increased $13.2 million, or 15.1%, to $100.6 million in 2000 from $87.4 million in 1999, primarily due to the increase in the number of hotel guests served and the full year's cost effect of the WestCoast Hotels, Inc. acquisition, partially offset by the reduced costs of entertainment presented by the TicketsWest division. This represents an increase in direct operating expenses as a percentage of total revenues to 80.0% in 2000 from 79.4% in 1999. The increase in direct operating expense percentages is primarily attributed to increased hotel operating expenses and depreciation for operating the acquired hotels associated with the WestCoast Hotels, Inc. acquisition.

         Total undistributed corporate operating expenses increased $0.1 million or 3.8%, to $1.7 million in 2000 from $1.6 million in 1999. Total undistributed corporate operating expenses as a percentage of total revenues decreased 0.2% to 1.3% in 2000 from 1.5% in 1999.

         Operating income increased $2.5 million, or 11.9%, to $23.5 million in 2000 from $21.0 million in 1999. As a percentage of total revenues, operating income decreased to 18.7% in 2000 from 19.1% in 1999. This decrease is primarily due to the increase in direct operating expenses of TicketsWest and the increased costs associated with WestCoast Hotels Inc. operations.

         Interest expense increased $5.3 million, or 56.2%, to $14.7 million in 2000 from $9.4 million in 1999. This increase is primarily related to borrowings associated with the acquisition of

WestCoast Hotels Inc. and an increase in the weighted average interest rate charged the Company for its variable interest debt.

         Income tax provision declined 11.5%, to $3.3 million in 2000 from $3.7 million in 1999, due to the decrease in income before taxes. The effective income tax provision rate was 36.2% for 2000 and 31.4% for 1999. The increase in the effective tax rate in 2000 is primarily due to goodwill amortization associated with the WestCoast Hotels, Inc. acquisition which is not deductible for federal income tax pruposes.

         Net income decreased $2.2 million, or 27.5%, to $5.8 million in 2000 from $8.0 million in 1999.

         Earnings per share before extraordinary item and cumulative effect of accounting change, decreased 29.7% to $0.45 in 2000 from $0.64 in 1999.

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

         Total hotel and restaurant revenues increased $17.6 million, or 23.5%, from $75.2 million in 1998 to $92.8 million in 1999. Comparable Hotel ADR increased $2.53, or 3.2%, from $78.26 in 1998 to $80.80 in 1999. Comparable
Hotel REVPAR increased $0.21, or 0.5%, from $44.65 in 1998 to $44.86 in 1999. The Company acquired eleven Hotels in 1998, which added 559,808 available rooms, in 1998 and in 1999 added 300,329 rooms over 1998. The Company completed the acquisition of WestCoast Hotels, Inc., effective December 31, 1999 which adds 258,055 roomnights under ownership, and 1,511,830 room nights which the Company has management or franchise contracts. Due to the timing of the WestCoast Hotels, Inc. acquisition, it did not affect 1999 operating results.

         TicketsWest revenues increased $5.5 million, or 324.9%, from $1.7 million in 1998 to $7.2 million in 1999. TicketsWest revenue increased primarily from increased shows presented by the Company, increased attendance at entertainment events and the addition of revenue from the expansion of the Company through the acquisition of Fastixx, Colorado Neighborhood Box Office, and the expansion of Internet services and fees.

         Real Estate Division revenue increased $0.5 million, or 5.1%, from $9.2 million in 1998 to $9.6 million in 1999 primarily from lease escalations and new lease contracts in the Company's office and retail buildings.

         Direct operating expenses increased $22.6 million, or 34.9%, from $64.8 million in 1998 to $87.4 million in 1999, primarily due to the increase in the number of hotel guests served, the full year's cost effects, of the addition of eleven hotels during 1998, and the increased costs of entertainment presented by the TicketsWest division. This represents an increase in direct operating expenses as a percentage of total revenues from 75.1% in 1998 to 79.4% in 1999. The increase in direct operating expense percentages is primarily attributed to the increase in entertainment costs for events presented by the Company, and increased hotel operating expenses and depreciation for operating the eleven acquired hotels for the full year including the seasonally lower profit portions of the year in 1999.

         Total undistributed corporate operating expenses increased $0.4 million, or 33.2%, from $1.2 million in 1998 to $1.6 million in 1999. Total undistributed corporate operating expenses as a percentage of total revenues increased 0.1% from 1.4% in 1998 to 1.5% in 1999.

         Operating income increased $0.7 million, or 3.6%, from $20.3 million in 1998 to $21.0 million in 1999. As a percentage of total revenues, operating income decreased from 23.5% in 1998 to 19.1% in 1999. This decrease is due primarily due to the increase in direct operating expenses of TicketsWest and seasonality of operating income margins for the eleven hotels acquired in the higher profit period of 1998.

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

                         LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's principal sources of liquidity have been cash on hand, cash generated by operations and borrowings under a $120.0 million revolving credit facility. Cash generated by operations in excess of operating expenses is used for capital expenditures and to reduce amounts outstanding under the Revolving Credit Facility. Hotel acquisitions, development and expansion have been and will be financed through a combination of internally generated cash, borrowing under credit facilities, and the issuance of Common Stock or OP Units.

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

         At December 31, 2000, the Company had $3.5 million in cash and cash equivalents. The Company has made extensive capital expenditures over the last three years, $8.5 million, $63.3 million, and $123.6 million in owned and joint venture properties in 2000, 1999, and 1998, respectively. These expenditures included guest room, lounge and restaurant renovations, public area refurbishment, telephone and computer system upgrades, tenant improvements, property acquisitions, construction, and corporate expenditures and were funded from the initial public offering, issuance of operating partnership units, operating cash flow and debt. The Company establishes reserves for capital replacement in the amount of 4.0% of the prior year's actual gross hotel income to maintain the Hotels at acceptable levels. Acquired hotel properties have a separate capital budget for purchase, construction, renovation, and branding costs. Capital expenditures planned for Hotels in 2001 are expected to be approximately $7.2 million. Management believes the consistent renovation and upgrading of the Hotels and other properties is imperative to its long-term reputation and customer satisfaction.

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

         The Revolving Credit Facility contains various representations, warranties, covenants and events of default deemed appropriate for a Credit Facility of similar size and nature. Covenants and provisions in the definitive credit agreement governing the Revolving Credit Facility include, among other things, limitations on: (i) substantive changes in the Company's and Operating Partnership's current business activities, (ii) liquidation, dissolution, mergers, consolidations, dispositions of material property or assets involving the Company and its affiliates or their assets, as the case may be, and acquisitions of property or assets of others, (iii) the creation or existence of deeds of trust or other liens on property or assets, (iv) the addition or existence of indebtedness, including guarantees and other contingent obligations, (v) loans and advances to others and investments in others, (vi) redemption of subordinated debt, (vii) amendment or modification of certain material documents or of the Company's Articles of Incorporation in a manner adverse to the interests of the lenders under the Revolving Credit Facility,
(viii) payment of dividends or distributions on the Company's capital stock, and
(ix) maintenance of certain financial ratios. Each of the covenants described above provide for certain ordinary course of business and other exceptions. If the Company breaches any of these covenants and does not obtain a waiver of that breach, the breach will constitute an event of default under the Revolving Credit Facility. At December 31, 2000, the Company had $106.5 million outstanding under the Revolving Credit Facility and was in compliance with all required covenants. The Revolving Credit Facility restricted the Company from paying any dividends as of December 31, 2000.

         In addition to the Revolving Credit Facility, as of December 31, 2000, the Company had debt and capital leases outstanding of approximately $56.4 million consisting of primarily variable and fixed rate debt secured by individual properties.

         In February 2001, the Company has obtained a commitment to refinance one of it properties on a non-recourse basis for $11.5 million. The refinancing is scheduled to be funded in May 2001. The Company is also in the process of negotiating non-recourse financing on four of its hotel properties with total proceeds of approximately $63.5 million. The net proceeds after expenses will be applied to the Revolving Credit Facility. Converting recourse debt to non-recourse will provide the Company with additional flexibility and options under its Revolving Credit Facility.

         The Company has identified approximately $68 million of its non-core real estate assets that are targeted for sale. We expect that some of these assets will be sold during 2001. Proceeds from the sale of these assets may be utilized to reduce the outstanding debt balance under the Company's Revolving Credit Facility, acquisition of hotels, repurchase of the Company's stock, and other corporate purposes.

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

                                   SEASONALITY

         The lodging industry is seasonal in nature, with the months from May through October generally accounting for a greater portion of annual revenues than the months from November through April. For example, for the year ended December 31, 2000, our revenues in the first through fourth quarters were 21.6%, 26.3%, 29.3% and 22.8%, respectively, of our total revenue for such year and our net income (loss) for the first through fourth quarters was (2.5)%, 33.3%, 63.3% and 5.9% respectively, of our total net income for that year. Quarterly earnings also may be adversely affected by events beyond our control, such as extreme weather conditions, economic factors and other considerations affecting travel.

                                    INFLATION

         The effect of inflation, as measured by fluctuations in the Consumer Price Index, has not had a material impact on the Company's revenues or net income during the periods under review.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following tables summarize the financial instruments held by the Company at December 31, 2000 and 1999, which are sensitive to changes in interest rates. At December 31, 2000, approximately 76% of the Company's debt and capital lease obligations are subject to changes in market interest rates and are sensitive to those changes. The Company purchased an interest rate cap agreement to offset the risk of interest rate changes which limits the interest charges on $36.0 million of the Revolving Credit Facility when the 30 day LIBOR exceeds 9.0% plus the applicable margin. In the future, the Company may choose to use additional derivative instruments, such as interest rate swaps to manage the risk associated with interest rate changes.

         The following table presents principal cash flows for debt and capital leases outstanding at December 31, 2000, by maturity date and the related average interest rate.

                                                  OUTSTANDING DEBT AND CAPITAL LEASE OBLIGATIONS (IN THOUSANDS)
                                    -----------------------------------------------------------------------------------------
                                                                                            THERE-                    FAIR
                                     2001       2002       2003       2004       2005       AFTER       TOTAL         VALUE
                                    ------     ------     ------     ------     ------     -------    ---------     ---------
Note payable to bank (a)            $ --       $ --     $106,500     $ --       $ --       $  --      $ 106,500     $ 106,500
Long-term debt:
  Fixed rate                         1,616      2,214      3,883      2,119      5,913      22,052       37,797        37,797
  Weighted-average interest rate     7.10%      7.11%      7.12%      7.12%      7.13%       7.00%         -- %          -- %
  Variable rate                        777        843        912        985      1,069      12,871       17,457        17,457
  Weighted-average interest rate     7.93%      7.74%      7.78%      7.82%      7.87%       7.94%         -- %          -- %
Capital lease obligations              529        389        268       --         --          --          1,186         1,186
  Weighted-average interest rate     7.89%      8.23%      8.34%       -- %       -- %        -- %         -- %          -- %
--------------------

(a) The interest rate on the note payable is based on LIBOR plus a variable interest margin based on the Company's funded debt ratio. The interest margin can vary from 180 - 325 basis points. At December 31, 2000, the interest margin was 290 basis points.

         The following table presents principal cash flows for debt and capital leases outstanding at December 31, 1999, by maturity date and the related average interest rate.

                                                  OUTSTANDING DEBT AND CAPITAL LEASE OBLIGATIONS (IN THOUSANDS)
                                    -----------------------------------------------------------------------------------------
                                                                                            THERE                     FAIR
                                     2000       2001       2002       2003       2004       AFTER       TOTAL         VALUE
                                    ------     ------     ------     ------     ------     -------    ---------     ---------
Note payable to bank (a)            $ --       $ --       $ --     $101,263     $ --       $  --      $ 101,263     $ 101,263
Long-term debt:
  Fixed rate                         1,359      1,477      2,630      3,198      1,954      21,234       31,852        31,852
  Weighted-average interest rate     7.56%      7.31%      7.31%      7.24%      7.13%       6.64%         -- %          -- %
  Variable rate                      1,387        965      1,042      1,121      1,400      20,243       26,158        26,158
  Weighted-average interest rate     7.74%      7.54%      7.60%      7.59%      7.62%       7.19%         -- %          -- %
Capital lease obligations              623        485        359        259       --          --          1,726         1,726
  Weighted-average interest rate     7.99%      8.21%      8.64%      8.64%       -- %        -- %         -- %          -- %
--------------------------

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

SELECTED QUARTERLY DATA

                                             UNAUDITED - DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS
------------------------------------------------------------------------------------------------------
                                                            First      Second      Third       Fourth
                                                           Quarter     Quarter     Quarter     Quarter
                                                          --------    --------    --------    --------
2000
   Revenues                                               $ 27,209    $ 33,031    $ 36,910    $ 28,656
   Operating Income                                          3,164       6,754       9,591       4,040
   Income before extraordinary item and Cumulative
      effect of change in accounting principle                (147)      1,939       3,684         345
   Net income (loss)                                          (147)      1,939       3,684         345
   Income per share before extraordinary item and
      Cumulative effect of change in accounting principle    (0.01)       0.15        0.28        0.03


1999
   Revenues                                               $ 22,148    $ 27,978    $ 33,758    $ 26,171
   Operating income                                          2,920       6,760       8,191       3,164
   Income before extraordinary item and Cumulative
      effect of change in accounting principle                 495       3,013       3,924         740
   Extraordinary item, net of income tax benefit               (10)        --          --          --
   Cumulative effect of change in accounting principle,
      net of income tax benefit                               (133)        --          --          --
   Net income                                                  352       3,013       3,924         740
   Income per share before extraordinary item and
      Cumulative effect of change in accounting principle     0.04        0.24        0.31        0.06


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
WestCoast Hospitality Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders' and partners' equity and of cash flows present fairly, in all material respects, the financial position of WestCoast Hospitality Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for start-up activities in 1999 as required by a Statement of Position issued by the American Institute of Certified Public Accountants.

                                                      PricewaterhouseCoopers LLP


February 1, 2001
Spokane, Washington

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
(IN THOUSANDS, EXCEPT SHARE DATA)

-------------------------------------------------------------------------------------------
                                                                      2000           1999
ASSETS:
  Current assets:
    Cash and cash equivalents                                       $  3,476       $  4,357
    Accounts receivable                                                6,232          7,548
    Income taxes refundable                                                5           --
    Inventories                                                        1,130          1,110
    Prepaid expenses and deposits                                        733            883
                                                                    --------       --------
           Total current assets                                       11,576         13,898
                                                                    --------       --------
  Property and equipment, net                                        242,548        243,237
  Intangible assets, net                                              28,897         29,613
  Other assets, net                                                   21,813         22,384
                                                                    --------       --------
           Total assets                                             $304,834       $309,132
                                                                    ========       ========
LIABILITIES:
  Current liabilities:
    Accounts payable                                                $  3,432       $  4,739
    Accrued payroll and related benefits                               2,453          3,024
    Accrued interest payable                                             708            721
    Income taxes payable                                                --              457
    Other accrued expenses                                             5,052          8,994
    Long-term debt, due within one year                                2,393          7,445
    Capital lease obligations, due within one year                       529            623
                                                                    --------       --------
           Total current liabilities                                  14,567         26,003
                                                                    --------       --------
  Long-term debt, due after one year                                  52,861         57,516
  Notes payable to bank                                              106,500        101,263
  Capital lease obligations, due after one year                          657          1,103
  Deferred income taxes                                               16,631         15,617
  Minority interest in partnerships                                    2,881          2,798
                                                                    --------       --------
           Total liabilities                                         194,097        204,300
                                                                    --------       --------
Commitments and contingencies (Notes 10 and 11)

STOCKHOLDERS' EQUITY:
  Preferred stock - 5,000,000 shares authorized; $0.01 par value;
    no shares issued and outstanding                                    --             --
  Common stock - 50,000,000 shares authorized; $0.01 par value;
    12,933,106 and 12,925,276 shares issued and outstanding              129            129
  Additional paid-in capital                                          83,845         83,761
  Retained earnings                                                   26,763         20,942
                                                                    --------       --------
           Total stockholders' equity                                110,737        104,832
                                                                    --------       --------
           Total liabilities and stockholders' equity               $304,834       $309,132
                                                                    ========       ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(IN THOUSANDS, EXCEPT PER SHARE DATA)

-----------------------------------------------------------------------------------------------
                                                            2000          1999          1998
REVENUES:
   Hotels and Restaurants                                $  106,540    $   92,808    $   75,172
   Franchise, Central Services and Development                3,643          --            --
   TicketsWest                                                5,705         7,181         1,690
   Real Estate Division                                       9,540         9,649         9,183
   Corporate Services                                           378           417           288
                                                         ----------    ----------    ----------
             Total revenues                                 125,806       110,055        86,333
                                                         ----------    ----------    ----------
OPERATING EXPENSES:
   Direct:
      Hotels and Restaurants                                 78,626        68,150        53,843
      Franchise, Central Services and Development             1,207          --            --
      TicketsWest                                             5,702         6,683         1,165
      Real Estate Division                                    4,378         4,469         3,687
      Corporate Services                                        227           181             8
      Depreciation and amortization of tangible assets        9,578         7,904         6,079
      Amortization of goodwill                                  874            28            36
                                                         ----------    ----------    ----------
             Total direct expenses                          100,592        87,415        64,818

   Undistributed corporate expenses                           1,666         1,605         1,205
                                                         ----------    ----------    ----------
             Total expenses                                 102,258        89,020        66,023
                                                         ----------    ----------    ----------
Operating income                                             23,548        21,035        20,310

OTHER INCOME (EXPENSE):
   Interest expense, net of amounts capitalized             (14,660)       (9,384)       (8,127)
   Interest income                                              315           367           346
   Other income                                                 186            21            90
   Conversion expenses                                         (246)         --            --
   Equity in investments                                        100          --            --
   Minority interest in partnerships                           (116)         (130)         (255)
                                                         ----------    ----------    ----------
Income before income taxes                                    9,127        11,909        12,364
Income tax provision                                          3,306         3,737         4,310
                                                         ----------    ----------    ----------
Income before extraordinary item and cumulative
   effect of change in accounting principle                   5,821         8,172         8,054
Extraordinary item, net of tax benefit                         --             (10)         (546)
Cumulative effect of change in accounting principle,
   net of tax benefit                                          --            (133)         --
                                                         ----------    ----------    ----------
Net income                                               $    5,821    $    8,029    $    7,508
                                                         ==========    ==========    ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME, CONTINUED
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(IN THOUSANDS, EXCEPT PER SHARE DATA)

-----------------------------------------------------------------------------------------------
                                                            2000          1999          1998
Income per share:
   Income per share before extraordinary item and
      cumulative effect of change in accounting
      principle                                          $     0.45    $     0.64    $     0.71
   Extraordinary item                                          --           --            (0.05)
   Cumulative effect of change in accounting principle         --           (0.01)         --
                                                         ----------    ----------    ----------
   Net income per share - basic and diluted              $     0.45    $     0.63    $     0.66
                                                         ==========    ==========    ==========
   Weighted-average shares outstanding - basic               12,941        12,755        11,347
                                                         ==========    ==========    ==========
   Weighted-average shares outstanding - diluted             13,237        13,096        11,666
                                                         ==========    ==========    ==========


































THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' AND PARTNERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(IN THOUSANDS, EXCEPT SHARE DATA)

--------------------------------------------------------------------------------------------------------------
                                              COMMON STOCK                          ADDITIONAL
                                       --------------------------     PARTNERS'       PAID-IN        RETAINED
                                          SHARES         AMOUNT        DEFICIT        CAPITAL        EARNINGS
                                       -----------    -----------    -----------    -----------    -----------
BALANCES, DECEMBER 31, 1997              7,072,025    $        71    $      (879)   $     3,935    $     5,405
   Net income                                                                                            7,508
   Stock issued for acquisition of
       partnership interest                 12,228                           879           (879)
   Stock issued for cash, net of
       issuance costs                    5,951,250             59                        81,269
   Stock issued under employee
       stock purchase plan                  18,752                                          184
   Stock issued to directors and
       certain senior management            11,692                                          174
   Income tax effect of stock grants                                                        (25)
   Purchase and retirement of stock       (405,100)            (4)                       (3,766)
                                       -----------    -----------    -----------    -----------    -----------

BALANCES, DECEMBER 31, 1998             12,660,847            126           --           80,892         12,913
   Net income                                                                                            8,029
   Stock issued under employee
       stock purchase plan                  14,245                                          101
   Stock issued for acquisition of
       subsidiaries                        138,884              2                         1,050
   Stock issued to directors and
       certain senior management            11,300                                          167
   Income tax effect of stock grants                                                        (26)
   Stock issued for redemption of
       operating partnership units         100,000              1                         1,577
                                       -----------    -----------    -----------    -----------    -----------

BALANCES, DECEMBER 31, 1999             12,925,276            129           --           83,761         20,942
   Net income                                                                                            5,821
   Stock issued under employee stock
       purchase plan                        26,429                                          175
   Stock issued to directors and
       certain senior management             1,578                                           12
   Retirement of stock                     (20,177)                                        (103)
                                       -----------    -----------    -----------    -----------    -----------
BALANCES, DECEMBER 31, 2000             12,933,106    $       129    $      --      $    83,845    $    26,763
                                       ===========    ===========    ===========    ===========    ===========








THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------
                                                                          2000          1999          1998
OPERATING ACTIVITIES:
   Net income                                                          $    5,821    $    8,029    $    7,508
     Adjustments to reconcile net income to net cash provided
       by operating activities:
         Depreciation and amortization                                     10,452         7,932         6,115
         (Gain) loss on disposition of property and equipment                 194          --             (80)
         Deferred income tax provision                                      1,524         2,392           934
         Minority interest in partnerships                                    116           130           255
         Equity in investments                                               (100)         --            --
         Extraordinary item, write-off of deferred loan fees                 --              10           546
         Cumulative effect of change in accounting principle                 --             133          --
         Compensation expense related to stock issuance                        12           167           174
         Change in assets and liabilities, net of effects of
            purchase of subsidiaries:
            Accounts receivable                                             1,316          (524)       (2,642)
            Inventories                                                       (20)         (158)         (431)
            Prepaid expenses, deposits and income taxes
                 refundable                                                   145        (1,559)           (2)
            Accounts payable and income taxes payable                      (2,275)          875          (430)
            Accrued payroll and related benefits                             (571)          (51)          494
            Accrued interest payable                                          (13)         (896)          829
            Other accrued expenses                                         (4,647)        2,587         1,001
                                                                       ----------    ----------    ----------
                 Net cash provided by operating activities                 11,954        19,067        14,271
                                                                       ----------    ----------    ----------
INVESTING ACTIVITIES:
   Additions to property and equipment                                     (7,739)      (10,829)       (7,772)
   Proceeds from disposition of property and equipment                       --            --             172
   Cash paid for acquisition of property and equipment or
     subsidiaries, net of cash received                                      --          (1,079)      (99,356)
   Issuance of note receivable                                               --            (358)      (17,112)
   Payment received on note receivable                                       --            --          17,112
   Other, net                                                                 257        (1,306)       (1,789)
                                                                       ----------    ----------    ----------
                 Net cash used in investing activities                     (7,482)      (13,572)     (108,745)
                                                                       ----------    ----------    ----------
FINANCING ACTIVITIES:
   Distributions to stockholders and partners                                 (33)         (118)          (93)
   Proceeds from note payable to bank                                      15,137         8,680        84,405
   Repayment of note payable to bank                                       (9,900)      (11,260)       (3,135)
   Proceeds from long-term debt                                              --            --           8,433
   Repayment of long-term debt                                             (9,707)       (1,633)      (70,655)
   Proceeds from sale of stock, net of issuance costs                        --            --          81,328
   Purchase and retirement of common stock                                   --            --          (3,770)
   Proceeds from issuance of common stock under employee
     stock purchase plan                                                      175           101           184
   Principal payments on capital lease obligations                           (648)         (656)         (537)
   Payments to affiliate                                                     --            --          (1,133)
   Additions to deferred financing costs                                     (377)         (519)       (1,241)
                                                                       ----------    ----------    ----------
                 Net cash provided by (used in) financing activities       (5,353)       (5,405)       93,786
                                                                       ----------    ----------    ----------
CHANGE IN CASH AND CASH EQUIVALENTS:
   Net increase (decrease) in cash and cash equivalents                      (881)           90          (688)
   Cash and cash equivalents at beginning of year                           4,357         4,267         4,955
                                                                       ----------    ----------    ----------
   Cash and cash equivalents at end of year                            $    3,476    $    4,357    $    4,267
                                                                       ==========    ==========    ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------
                                                                          2000          1999          1998
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during year for:
     Interest (net of amount capitalized)                              $   14,673    $   10,280    $    7,297
     Income taxes                                                           1,791         2,043         3,554

   Noncash investing and financing activities:
     Assumption of capital leases                                      $      108    $     --      $      278
     Issuance of operating partnership units for property
       acquisitions                                                          --            --           3,677
     Acquisitions of property through debt, liabilities or
       reduction of note receivable                                           602        43,896        10,066
     Stock issued for partial acquisition of partnership interest            --            --             879
     Issuance of stock for acquisition of subsidiaries                       --           1,052          --
     Issuance of stock for operating partnership units                       --           1,578          --
     Redemption of stock for satisfaction of receivable                       103          --            --
































THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   ORGANIZATION

     Effective December 31, 1999, Cavanaughs Hospitality Corporation acquired all of the outstanding stock of WestCoast Hotels, Inc. In February 2000, the Company changed its name to WestCoast Hospitality Corporation. All references herein to WestCoast Hospitality Corporation or WestCoast refer to the consolidated entity including Cavanaughs Hospitality Corporation as the predecessor entity. WestCoast Hospitality Corporation is a hotel operating company that owns, operates, franchises, acquires, develops, renovates and repositions full service hotels in the Western United States under its proprietary brand names, "Cavanaughs (R)" and "WestCoast (R)". Substantially all of WestCoast's assets, including the hotels, are owned by or for the benefit of WestCoast Hospitality Limited Partnership (WHLP) (formerly Cavanaughs Hospitality Limited Partnership), a Delaware limited partnership. WestCoast Hospitality Corporation manages the day to day operations of the partnership in its capacity as sole general partner and also owns limited partnership interests of WHLP.

     As of December 31, 2000, the Company has ownership interests and operated 23 hotel properties, managed an additional 10 properties and franchised an additional 12 properties, totaling 45 hotels in 9 states, including Alaska, Arizona, California, Hawaii, Idaho, Montana, Oregon, Utah and Washington. Additionally, the Company provides computerized ticketing for entertainment events and arranges Broadway and other entertainment event productions. Also, during the second quarter of 1999, the Company launched TicketsWest, an Internet ticketing service offering consumers up-to-the-minute information on live entertainment and the ability to make real-time ticket purchases to events through the website. The Company owns and manages ticketing operations in Colorado, Idaho, Montana, Oregon and Washington. The Company also leases retail and office space in buildings owned by the Company and manages residential and commercial properties for others in Idaho, Montana and Washington.

     The consolidated financial statements include the accounts of WestCoast Hospitality Corporation, its wholly owned subsidiaries, its general and limited partnership interest in WHLP, a 50% interest in a limited partnership and its equity basis investment in two limited partnerships. All of these entities are collectively referred to as "the Company" or "WestCoast"." All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS
     Cash equivalents consist of short-term, highly liquid investments with remaining maturities at time of purchase of three months or less. The Company places its cash with high credit quality institutions. At times, cash balances may be in excess of federal insurance limits.

     The Company maintains several trust accounts for owners of real properties which it manages. These cash accounts are not owned by the Company and therefore, are not included in the consolidated financial statements. At December 31, 2000, these accounts totaled approximately $1,652,000.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

     INTEREST CAPITALIZATION
     The Company capitalizes interest costs during the construction period for qualifying assets. During the years ended December 31, 2000, 1999 and 1998, the Company capitalized approximately $468,000, $550,000 and $363,000 of interest costs, respectively.

     INTANGIBLE ASSETS
     Intangible assets consist of brand name and goodwill attributable to the purchase prices of acquisitions which were in excess of the estimated fair values of net tangible and identifiable intangible assets acquired. These assets are being amortized over 20-40 years. Accumulated amortization at December 31, 2000 and 1999 was approximately $1,239,000 and $365,000, respectively. Intangible assets are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows from the use or sale of the assets are less than their carrying values.

     OTHER ASSETS
     Other assets primarily include amounts expended for management and marketing contracts, deferred loan fees, purchase option payments, straight-line rental income, a minority interest in a limited liability company and investments in partnerships. The cost of management and marketing contracts are amortized over the weighted-average remaining term of the contracts. Deferred loan fees are amortized using the interest method over the term of the related loan agreement. The Company has deferred purchase option payments made pursuant to purchase agreements for hotel properties which are currently being leased and operated by the Company. If the options are exercised, the option payments will be amortized as part of the purchase price of the hotels. If the options are not exercised, the option payments will be charged to operations.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The Company's investment in the limited liability company is accounted for under the cost method. Investment in a partnership over which the Company can exercise significant influence is accounted for by the equity method, under which the Company recognizes its proportionate share of partnership earnings and treats distributions as a reduction in its investment.

     INCOME TAXES
     WHLP and the other partnerships which are partially or wholly owned by WestCoast Hospitality Corporation are not tax paying entities. However, the income tax attributes of these partnerships flow through to the respective partners of the partnerships.

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

     EARNINGS PER SHARE
     Net income per share-basic is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Net income per share-diluted is computed by adjusting net income by the effect of the minority interest related to Operating Partnership Units (OP Units) and increasing the weighted-average number of common shares outstanding by the effect of the OP Units and the additional common shares that would have been outstanding if the dilutive potential common shares (stock options and convertible notes) had been issued, to the extent that such issuance would be dilutive. There is no difference between basic and diluted earnings per share because the stock options and convertible notes are antidilutive in 2000, 1999 and 1998.

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

     RECLASSIFICATIONS
     Certain prior year amounts have been reclassified to conform with the 2000 presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

     ESTIMATES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and

WESTCOAST HOSPITALITY CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

3.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2000 and 1999 is summarized as follows (in thousands):


                                                          2000          1999

     Buildings and equipment                          $  215,548    $  207,595
     Furniture and fixtures                               17,561        15,953
     Equipment acquired under capital leases               4,052         4,197
     Landscaping and land improvements                     1,995         1,477
                                                      ----------    ----------

                                                         239,156       229,222
     Less accumulated depreciation and amortization      (55,849)      (47,612)
                                                      ----------    ----------

                                                         183,307       181,610
     Land                                                 54,056        54,056
     Construction in progress                              5,185         7,571
                                                      ----------    ----------
                                                      $  242,548    $  243,237
                                                      ==========    ==========



     Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was approximately $8,301,000, $7,336,000, and $5,691,000, respectively.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.   LONG-TERM DEBT

     Long-term debt consists of mortgage notes payable and notes and contracts payable, collateralized by real property, equipment and the assignment of certain rental income. Long-term debt as of December 31, 2000 and 1999 is as follows (amounts outstanding in thousands):

                                                                           2000         1999
Note payable in monthly installments of $91,373 including interest
     at 7.25%, through June 2006, collateralized by real property        $  10,191    $  10,535
Note payable in monthly installments of $55,817 including interest at 7.36%, through September 2007, collateralized by assignment
     of certain rental income                                                7,365        7,488
Note payable in monthly installments of principal and interest at
     7%, through January 2010 convertible into common stock of
     the Company at $15 per share                                            6,706        7,000
Note payable in monthly installments of $62,102, including interest at a variable rate (8.75% at December 31, 2000 and 7.25% at
     December 31, 1999), through May 2008, collateralized by real
     property                                                                6,651        6,819
Industrial revenue bonds payable in monthly installments of
     $66,560 including interest at 5.9%, through October 2011,
     collateralized by real property                                         6,412        6,818
Note payable in monthly installments of $53,517, including interest
     at 8%, through July 2005, collateralized by real property               5,084        5,310
Note payable in monthly installments of $45,407, including interest at a variable rate (9.0% at December 31, 2000 and 1999),
     through April 2010, collateralized by real property                     4,380        4,523
Note payable in monthly installments of $23,663, including interest at a variable rate (8.75% at December 31, 2000 and 7.50% at
     December 31, 1999), through January 2008, collateralized by
     real property                                                           2,513        2,569
Industrial revenue bonds payable in monthly installments of
     $21,250 including interest at a variable rate (4.6% at
     December 31, 2000 and 4.4% at December 31, 1999), through
     January 2007, collateralized by real property                           1,795        2,041

WESTCOAST HOSPITALITY CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                           2000         1999
Note payable in monthly installments of $19,259 including interest at an index rate plus 1.5%, subject to a minimum of 9.5% and a maximum of 12.0% (10.5% at December 31, 2000 and 10.0% at
     December 31, 1999), through December 2011, collateralized
     by real property                                                    $   1,494    $   1,564
Note payable in monthly installments of $10,430, including interest
     at 7.42%, through December 2003                                         1,375        1,396
Note payable in monthly installments of $8,049, including interest at a variable rate (8.64% at December 31, 2000 and 7.15% at
     December 31, 1999), through November 2009, collateralized
     by certain equipment and furniture and fixtures                           623          669
Note payable of interest only at 8% until maturity in October 2002,
     collateralized by letter of credit                                        500          500
Note payable in monthly installments of interest only at a variable
     rate (8.5% at December 31, 1999) paid in full January 2000                --         4,500
Commercial loan payable in monthly installments of interest only at a variable rate of LIBOR plus 2.5% (7.75% at December 31, 1999)
     plus annual principal installments of $200,000, paid in full
     January 2000                                                              --         2,450
Note payable in monthly installments of $7,024 including interest at a variable rate (8.75% at December 31, 1999), paid in full in
     March 2000                                                                --           485
Other                                                                          165          294
                                                                         ---------    ---------
                                                                            55,254       64,961
Less current portion                                                        (2,393)      (7,445)
                                                                         ---------    ---------
         Non current portion                                             $  52,861    $  57,516
                                                                         =========    =========

     The Company used the net proceeds of its initial public offering of common stock to repay approximately $68.6 million of debt during the year ended December 31, 1998. Additionally, certain debt was also repaid during the year ended December 31, 1999. In connection with the debt repayment, approximately $546,000 of deferred loan fees and prepayment penalties, net of $282,000 income taxes, were charged to operations during the year ended December 31, 1998. During the year ended December 31, 1999, $10,000 of deferred loan fees, which is net of $5,000 income taxes were charged to operations. These charges are presented as an extraordinary item on the consolidated statements of income.

     The Company has received a commitment to refinance the note payable with a balance of $10.2 million as of December 31, 2000. The commitment allows for the Company to obtain additional funds which will increase the total loan to $11.5 million. The loan will be modified to be non-recourse and carry an interest rate of 7.39% and the term will be extended to a maturity of 2011.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Contractual maturities for long-term debt outstanding at December 31, 2000 are summarized by year as follows (in thousands):

     YEARS ENDING
     DECEMBER 31,
     ------------
         2001                      $  2,393
         2002                         3,057
         2003                         4,795
         2004                         3,104
         2005                         6,982
      Thereafter                     34,923
                                  ---------
                                  $  55,254
                                  =========

5.   CAPITAL LEASE OBLIGATIONS

     The Company leases certain equipment under capital leases. The imputed interest rates on the leases range from 8.0% to 8.6%. Cost and accumulated amortization of this equipment as of December 31, 2000 are approximately $4,052,000 and $2,069,000, respectively. Cost and accumulated amortization of the equipment as of December 31, 1999 are approximately $4,197,000 and $1,812,000, respectively.

     Future minimum lease payments due under capital leases at December 31, 2000 are as follows (in thousands):

     YEARS ENDING
     DECEMBER 31,
     ------------
         2001                                   $     615
         2002                                         430
         2003                                         277
                                                ---------

     Total minimum lease payments                   1,322
     Less amounts representing interest              (136)
                                                ---------

     Total obligations under capital lease          1,186
     Less current portion                            (529)
                                                ---------
                                                $     657
                                                =========

WESTCOAST HOSPITALITY CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.   NOTES PAYABLE TO BANK

     In May 1998, the Company obtained an $80 million revolving credit facility with a consortium of banks. In December 1998, the Company received a commitment to amend the credit facility to increase the total amount available under the facility to $100 million. In December 1999, in connection with the WestCoast Hotels, Inc. acquisition (see Note 13), the credit facility was amended to increase the total amount available under the facility to $120 million. At December 31, 2000 and 1999, $106.5 million and $101.3 million was outstanding under the credit facility. The credit facility is collateralized by certain properties and requires that the Company maintain certain financial ratios, minimum levels of cash flows and restricts the payment of dividends. Any outstanding borrowings bear interest based on the prime rate or LIBOR. At December 31, 2000, the interest rate on outstanding borrowings ranged from 9.59% to 9.65%. The weighted-average interest rate on outstanding borrowings was 9.61% and 8.47% at December 31, 2000 and 1999, respectively. Interest only payments are due monthly. The credit facility matures in 2003. The credit facility requires the initial payment of a 1% fee plus an annual standby fee ranging from 0.25% to 0.50% (0.50% in 2000). Additionally, in connection with the December 1999 amendment, a $950,000 fee was paid. The Company was in compliance with all required financial covenants at December 31, 2000. The debt agreement allows the Company to pay dividends as long as certain minimum financial ratios are maintained. At December 31, 2000, 1999 and 1998, the Company was restricted from paying any dividends.

     In January 2000, the Company obtained an interest rate cap protection contract for $36 million of its credit facility. For a period of 3 years, the Company is protected from LIBOR exceeding 9%. The rate protection contract is transferable.

7.   STOCKHOLDERS' EQUITY AND INITIAL PUBLIC OFFERING

     The Articles of Incorporation of the Company authorize 50 million common shares and 5 million preferred shares. The preferred stock rights, preferences and privileges will be determined by the Board of Directors.

     In April 1998, the Company completed an initial public offering of 5,951,250 shares of its common stock at $15 per share. The net proceeds, after deducting the underwriting discount and offering expenses, of approximately $81,328,000 were primarily used to repay certain debt and acquire hotel properties.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.   INCOME TAXES

     Major components of the Company's income tax provision for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):

                       2000         1999         1998
     Current:
       Federal       $  1,677     $  1,175     $  3,249
       State              105          170          127
     Deferred           1,524        2,392          934
                     --------     --------     --------
                     $  3,306     $  3,737     $  4,310
                     ========     ========     ========

     The income tax provisions shown in the consolidated statements of income differ from the amounts calculated using the federal statutory rate applied to income before income taxes as follows (in thousands):

                                       2000                  1999                  1998
                                ------------------    ------------------    ------------------
                                 AMOUNT       %        AMOUNT       %        AMOUNT       %
                                -------    -------    -------    -------    -------    -------
     Provision at federal
        statutory rate          $ 3,103       34.0    $ 4,049       34.0    $ 4,204       34.0
     Effect of tax credits          (77)      (0.9)      (671)      (5.6)       (59)      (0.4)
     State taxes, net of
        federal benefit              69        0.8        113        0.9         84        0.7
     Other                          (51)      (0.6)       246        2.1         81        0.6
     Goodwill amortization          262        2.9        --         --         --         --
                                -------    -------    -------    -------    -------    -------
                                $ 3,306       36.2    $ 3,737       31.4    $ 4,310       34.9
                                =======    =======    =======    =======    =======    =======

     Components of the net deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows (in thousands):

                                                        2000                            1999
                                              -------------------------       -------------------------
                                                ASSETS       LIABILITIES        ASSETS       LIABILITIES
                                              ---------       ---------       ---------       ---------
     Depreciation on property and equipment   $    --         $  14,830       $    --         $  15,459
     Rental income                                 --               604            --               578
     Management contracts                          --             1,641            --              --
     Other                                          444            --               420            --
                                              ---------       ---------       ---------       ---------
                                              $     444       $  17,075       $     420       $  16,037
                                              =========       =========       =========       =========

WESTCOAST HOSPITALITY CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.   OPERATING LEASE INCOME

     The Company leases shopping mall space to various tenants over terms ranging from one to ten years. The leases generally provide for fixed minimum monthly rent as well as tenants' payments for their pro rata share of taxes and insurance, common area maintenance and expenses associated with the shopping mall. In addition, the Company leases commercial office space over terms ranging from one to eighteen years. The cost and accumulated depreciation of these properties at December 31, 2000 was approximately $34,682,000 and $11,274,000, respectively. The cost and accumulated depreciation of the commercial office properties at December 31, 1999 was approximately $34,350,000 and $10,352,000, respectively.

     Future minimum lease income under existing noncancellable leases at December 31, 2000 is as follows (in thousands):

     YEARS ENDING
     DECEMBER 31,
     ------------
         2001                 $  7,581
         2002                    7,028
         2003                    6,619
         2004                    5,709
         2005                    4,480
      Thereafter                13,388
                              --------
                              $ 44,805
                              ========


     Rental income for the years ended December 31, 2000, 1999 and 1998 was approximately $8,896,000, $7,594,000 and $7,155,000, respectively, which included contingent rents of approximately $200,000, $149,000 and $147,000, respectively.

10.  OPERATING LEASE COMMITMENTS

     The Company leases building space under an operating lease agreement which requires monthly payments of $4,500 through March 2009. The monthly payments can be increased yearly for inflation.

     In 1998, the Company began leasing land at one of its hotel properties which requires monthly payments based on either gross receipts from the hotel or a monthly minimum, whichever is greater, through July 2014, with two 10-year renewal options. At December 31, 2000, monthly minimum lease payments were $5,617. The monthly minimum payments can be adjusted every three years based on the average monthly payments. In 1998, the Company began leasing land at one of its hotel properties, which requires monthly payments of $5,454 through May 2062. The monthly payments are subject to adjustment every five years.

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

WESTCOAST HOSPITALITY CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

     Through the WestCoast Hotels, Inc. acquisition, the Company began operating a hotel in Bellevue, Washington in January 2000 with an operating lease and purchase option agreement. The lease agreement expires on December 31, 2003. The Company pays monthly lease payments of $27,951 plus "additional rent" as defined in the agreement. Additional rent includes hotel operating and other costs. The purchase option is exercisable from January 1, 2000 through July 1, 2002 at the lessor's option and the Company's mutual consent and from July 2002 through December 2003 solely at the Company's option. The total purchase price of the hotel under option is $12 million.

     Assuming the Company exercises its purchase options for the Bellevue hotel in July 2002 and the Yakima hotel in March 2003, total payments due under all of the Company's leases at December 31, 2000 are as follows (in thousands):

     YEARS ENDING
     DECEMBER 31,
     ------------
         2001                 $  1,816
         2002                    1,647
         2003                    1,165
         2004                      292
         2005                      292
     Thereafter                  6,390
                              --------
                              $ 11,602
                              ========

     Total rent expense under the leases for the years ended December 31, 2000, 1999 and 1998 was $1,816,000, $675,000 and $573,000, respectively.

11.  RELATED-PARTY TRANSACTIONS

     The Company had the following transactions with related parties:

     o The Company recorded management fee and other income of approximately $145,000, $109,000 and $177,000 during the years ended December 31, 2000, 1999 and 1998, respectively, for performing management and administrative functions for entities which are owned by key stockholders and management of the Company, but are excluded from the consolidated financial statements.

     o The Company received commissions for real estate sales from entities which are owned or partially owned by key stockholders and management of the Company, but are excluded from the consolidated financial statements of $110,000, $114,000 and $42,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     o During 2000, 1999, and 1998, the Company held certain cash and investment accounts in a bank and had notes payable to the same bank. The bank's chairman, chief executive officer and president became a director of the Company in April 1998. At December 31, 2000 and 1999, total cash and investments of approximately $1,202,000 and $1,811,000, respectively, and a note payable totaling approximately $6,412,000 and $6,818,000, respectively, were outstanding with this bank. Total interest income of $41,000, $75,000 and $74,000, respectively, and interest expense of $391,000, $206,000 and $128,000, respectively, was recorded related to this bank during the years ended December 31, 2000, 1999 and 1998.

     o At December 31, 2000 and 1999, the Company guaranteed $235,000 of a note which is payable by a limited liability company, in which the Company holds a minority interest.

     o At December 31, 1997, the Company had a $1,133,000 payable to an affiliated entity due to common control. The payable bore interest at the prime rate and was paid in full during 1998. During the year ended December 31, 1998, the Company incurred $26,000 of interest expense associated with this note.

12.  EMPLOYEE BENEFIT AND STOCK PLANS

     1998 STOCK INCENTIVE PLAN
     The 1998 Stock Incentive Plan (the Plan) was adopted by the Board of Directors in 1998. The Plan authorizes the grant or issuance of various option or other awards. The Company amended the Plan in 2000 to increase the maximum number of shares which may be awarded under the Plan from 1,200,000 to 1,400,000 shares, subject to adjustment for stock splits, stock dividends and similar events. The Compensation Committee of the Board of Directors administers the Plan and establishes to whom, the type and the terms and conditions, including the exercise period, the awards are granted.

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

WESTCOAST HOSPITALITY CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     All options granted have been designated as nonqualified options, with an exercise price equal to or in excess of fair market value on the date of grant and for a term of ten years. For substantially all options granted, fifty percent of each recipients' options will vest on the fourth anniversary of the date of grant and the remaining 50% will vest on the fifth anniversary of the date of grant. The vesting schedule will change if, beginning one year after the option grant date, the stock price of the common stock reaches the following target levels (measured as a percentage increase over the exercise price) for 60 consecutive trading days:

          STOCK PRICE                 PERCENT OF OPTION
           INCREASE                     SHARES VESTED
          -----------                 -----------------
              25%                            25%
              50%                            50%
              75%                            75%
             100%                           100%

     Stock option transactions are summarized as follows:

                                        NUMBER      WEIGHTED-AVERAGE    EXERCISE PRICE      EXPIRATION
                                      OF SHARES      EXERCISE PRICE       PER SHARE            DATE
                                      ----------       ----------       -------------       ----------
     Balance, December 31, 1997              --        $      --        $      --               --
       Options granted                   889,919            15.00               15.00          2008
       Options forfeited                 (54,050)           15.00               15.00
                                      ----------

     Balance, December 31, 1998          835,869            15.00               15.00          2008
       Options granted                   263,915            12.02          7.50-15.00          2009
       Options forfeited                (122,035)           14.16         10.94-15.00
                                      ----------

     Balance, December 31, 1999          977,749            14.30          7.50-15.00        2008-2009
       Options granted                   109,395             9.18          8.31-15.00          2010
       Options forfeited                 (89,319)           14.21         10.94-15.00
                                      ----------

     Balance, December 31, 2000          997,825       $    13.75       $  7.50-15.00        2008-2010
                                      ==========       ==========       =============

     Remaining options available for grant at December 31, 2000 were 402,175. At December 31, 2000, options totaling 19,000 are exercisable at a weighted average exercise price of $15.00. There were no options exercisable at December 31, 1999 and 1998.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The Company uses the intrinsic value method versus the fair value method of recording compensation expense associated with its stock options. Accordingly, since all options were granted at exercise prices equal to or greater than the fair market value of the common stock on the grant date, no compensation expense has been recognized in the consolidated statement of income. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and income per share for the years ended December 31, 2000, 1999 and 1998 would have been decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                   2000                   1999                    1998
                                          ---------------------   ---------------------   ---------------------
                                             AS          PRO         AS          PRO         AS          PRO
                                          REPORTED      FORMA     REPORTED      FORMA     REPORTED      FORMA
                                          ---------   ---------   ---------   ---------   ---------   ---------
     Income before extraordinary item
        and cumulative effect of change
        in accounting principle           $   5,821   $   5,005   $   8,172   $   7,232   $   8,054   $   7,392
     Extraordinary item                        --          --           (10)        (10)       (546)       (546)
     Cumulative effect of change               --          --          (133)       (133)       --          --
                                          ---------   ---------   ---------   ---------   ---------   ---------
     Net income                           $   5,821   $   5,005   $   8,029   $   7,089   $   7,508   $   6,846
                                          =========   =========   =========   =========   =========   =========

     Income per share:
        Before extraordinary item and
        cumulative effect of change
        in accounting principle           $     .45   $     .39   $     .64   $     .57   $     .71   $     .65
     Extraordinary item                        --          --          --          --          (.05)       (.05)
     Cumulative effect of change
        in accounting principle                --          --          (.01)       (.01)        --          --
                                          ---------   ---------   ---------   ---------   ---------   ---------
     Net income per share -
          basic and diluted               $     .45   $     .39   $     .63   $     .56   $     .66   $     .60
                                          =========   =========   =========   =========   =========   =========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998:

                                        2000           1999           1998

     Dividend yield                        0%             0%             0%
     Expected volatility                  33%            33%            33%
     Risk free interest rates           5.71%          5.45%          5.55%
     Expected option lives            4 years        4 years        4 years

WESTCOAST HOSPITALITY CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The weighted-average life of options outstanding at December 31, 2000 was
     7.46 years. The weighted-average fair value of all options granted during 2000, 1999 and 1998 was $4.12, $4.43 and $7.25 per share, respectively. The weighted-average fair value and exercise price for options granted at market value and for those options granted above market value on the date of grant in 2000, 1999 and 1998 are as follows:

                                WEIGHTED-AVERAGE       WEIGHTED-AVERAGE
                                   FAIR VALUE           EXERCISE PRICE
                             ----------------------  ----------------------
                              2000    1999    1998    2000    1999    1998
                             ------  ------  ------  ------  ------  ------
     Options granted at
        market price         $ 4.32  $ 5.61  $ 7.65  $ 8.31  $10.94  $15.00
     Options granted above
        market price         $ 2.76  $ 2.49  $ 3.99  $15.00  $12.98  $15.00


     In connection with the Company's initial public offering in 1998, the Company also granted 55,000 restricted shares of common stock to certain members of senior management. Twenty percent of these shares were issued in 1998 and 1999. Twenty percent will be issued in each subsequent year provided such employee is an employee of the Company at that time. Management stock grants in 2000 were canceled and paid in cash. The Company recorded compensation expense of approximately $55,000, $165,000 and $165,000 during the years ended December 31, 2000, 1999 and 1998, respectively, associated with these grants.

     EMPLOYEE STOCK PURCHASE PLAN
     In 1998, the Company adopted the Employee Stock Purchase Plan to assist employees of the Company in acquiring a stock ownership interest in the Company. A maximum of 300,000 shares of common stock is reserved for issuance under this plan. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions. No employee may purchase more than $25,000 worth of common stock under this plan in any calendar year. During the years ended December 31, 2000, 1999 and 1998, 26,429, 14,245 and 18,752 shares were purchased under this plan for approximately $175,000, $101,000 and $184,000, respectively.

     DEFINED CONTRIBUTION PLAN
     The Company and employees contribute to the WestCoast Hospitality Corporation Amended and Restated Retirement and Savings Plan. The defined contribution plan was created for the benefit of substantially all employees of the Company. The Company makes contributions of up to 3% of an employee's compensation based on a vesting schedule and eligibility requirements set forth in the plan document. Company contributions to the plan for the years ended December 31, 2000, 1999 and 1998 were approximately $240,000, $204,000 and $161,000, respectively.

13.  ACQUISITIONS

     YEAR ENDED DECEMBER 31, 1999
     During 1999, the Company made the following acquisitions, all of which have been accounted for using the purchase method of accounting. Accordingly, the results of operations of these entities have been included in the consolidated statements of income since their respective dates of acquisition.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     On October 26, 1999, WestCoast acquired substantially all of the assets of The Show Terminal, LLC (d.b.a. Colorado Neighborhood Box Office), headquartered in Colorado Springs, Colorado. Colorado Neighborhood Box Office sells tickets to entertainment events throughout the Colorado Springs area. On November 1, 1999, WestCoast acquired Oregon Ticket Company, Inc. (d.b.a. Fastixx), headquartered in Portland, Oregon. The acquisition increased the number of TicketsWest (TM) outlets from 23 to 116 and expanded the entertainment division's geographic presence into Oregon and Western Washington.

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

     o   Franchise agreements for 13 hotel properties

     The total purchase price of approximately $45.5 million consisted of $21.4 million cash, issuance of $7 million bonds payable and the assumption of $17.2 million outstanding debt and other liabilities of WestCoast Hotels, Inc. The $7 million bonds payable are convertible into common stock of the Company at $15 per share. The purchase price has been allocated to the estimated fair values of assets acquired and liabilities assumed. Assets acquired consist of working capital accounts, management and franchise contracts of $5.1 million, property and equipment of $11.8 million and partnership interests and purchase option contracts of $10.9 million. The purchase price in excess of the fair value of the net assets acquired has been allocated to brand name and goodwill, which is amortized over 40 years using the straight-line method. Losses on rebranding the hotels to the WestCoast name are included in the statement of income as "conversion expenses."

WESTCOAST HOSPITALITY CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     YEAR ENDED DECEMBER 31, 1998
     During 1998, the Company acquired certain property and equipment of hotels in the following locations (dollars in thousands):

       MONTH                                            NUMBER      PURCHASE
      ACQUIRED            LOCATION                     OF HOTELS      PRICE
     ----------    --------------------------------    ---------    ---------
     January       Spokane, Washington                     1        $  11,500
     February      Idaho Falls, Idaho                      1            3,800
     March         Post Falls, Idaho                       1            9,500
     April         Hillsboro, Oregon                       1            5,500
     May           Kalispell, Montana                      1            9,600
     June          Salt Lake City, Utah                    1           31,600
     July          Boise, Idaho; Twin Falls, Idaho;
                   Pocatello, Idaho and Helena,
                   Montana                                 4           30,300
     December                                              1           11,700
                                                                    ---------
                                                                    $ 113,500
                                                                    =========


     The Spokane, Washington acquisition was a lease with purchase option. The purchase option was exercised in April 1998. The purchase prices for the hotels were satisfied through a combination of the payment of cash, the assumption of debt and the issuance of OP Units. As part of the total purchase price above, WHLP issued 245,148 OP Units which were valued at approximately $3.7 million.

     All of these acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of operations of these hotels have been included in the consolidated statement of income since their respective dates of acquisition. Total property and equipment acquired was approximately $78.0 million and debt of approximately $8.7 million was assumed in these acquisitions. The excess purchase price of the assets over their historical cost bases has been allocated to property and equipment and is being depreciated over the estimated remaining useful life of the related assets (approximately 15-40 years).

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

WESTCOAST HOSPITALITY CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The carrying amounts for cash and cash equivalents, accounts receivable, current liabilities and variable rate long-term debt are reasonable estimates of their fair values. The fair values of fixed-rate long-term debt and capital lease obligations are based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for debt or capital lease obligations with similar remaining maturities.

     The estimated fair values of financial instruments at December 31, 2000 and 1999 are as follows (in thousands):
                                             2000                  1999
                                      -------------------   -------------------
                                      CARRYING     FAIR     CARRYING     FAIR
                                       AMOUNT      VALUE     AMOUNT      VALUE
                                      --------   --------   --------   --------
     Financial assets:
       Cash and cash equivalents      $  3,476   $  3,476   $  4,357   $  4,357
       Accounts receivable               6,232      6,232      7,548      7,548

     Financial liabilities:
       Current liabilities,
          excluding debt                11,645     11,645     17,935     17,935
       Notes payable to bank           106,500    106,500    101,263    101,263
       Long-term debt                   55,254     55,254     64,961     64,961
       Capital lease obligations         1,186      1,186      1,726      1,726


15.  BUSINESS SEGMENTS

     The Company has four operating segments: (1) Hotels and Restaurants; (2) TicketsWest; (3) Real Estate Division and (4) Franchise, Central Services and Development. The Franchise, Central Services and Development segment represents the franchise and marketing division of the Company which was acquired with the WestCoast Hotels, Inc. purchase. Due to the timing of the WestCoast Hotels, Inc. acquisition, this segment had identifiable assets and capital expenditures at December 31, 1999, but no operations were reported until 2000. Corporate services and other consists primarily of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment.

     TicketsWest has significant inter-segment revenues which are eliminated in the consolidated financial statements. Management reviews and evaluates the operations of TicketsWest including the inter-segment revenues. Therefore, the total revenues, including inter-segment revenues are included in the segment information below. Management reviews and evaluates the operating segments exclusive of interest expense. Therefore, interest expense is not allocated to the segments.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Selected information with respect to the segments is as follows for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                         2000          1999          1998
                                                      ----------    ----------    ----------
     Revenues:
        Hotels and Restaurants                        $  106,540    $   92,808    $   75,172
        Franchise, Central Services and Development        3,643          --            --
        TicketsWest                                        6,908         7,959         2,280
          Less:  inter-segment revenues                   (1,203)         (778)         (590)
        Real Estate Division                               9,540         9,649         9,183
        Corporate Services and other                         378           417           288
                                                      ----------    ----------    ----------
                                                      $  125,806    $  110,055    $   86,333
                                                      ==========    ==========    ==========
     Operating income (loss):
        Hotels and Restaurants                        $   20,299    $   18,707    $   16,848
        Franchise, Central Services and Development        2,035          --            --
        TicketsWest                                         (407)          388           479
        Real Estate Division                               3,845         3,852         4,191
        Corporate Services and other                      (2,224)       (1,912)       (1,208)
                                                      ----------    ----------    ----------
                                                      $   23,548    $   21,035    $   20,310
                                                      ==========    ==========    ==========
     Capital expenditures:
        Hotels and Restaurants                        $    6,623    $   49,580    $  118,899
        Franchise, Central Services and Development          299         7,428          --
        TicketsWest                                          912         4,766           155
        Real Estate Division                                 310           442         1,056
        Corporate Services and other                         316         1,064         1,039
                                                      ----------    ----------    ----------
                                                      $    8,460    $   63,280    $  121,149
                                                      ==========    ==========    ==========
     Depreciation and amortization:
        Hotels and Restaurants                        $    7,615    $    5,951    $    4,481
        Franchise, Central Services and Development          401          --            --
        TicketsWest                                          410           110            46
        Real Estate Division                               1,317         1,328         1,305
        Corporate Services and other                         709           543           283
                                                      ----------    ----------    ----------
                                                      $   10,452    $    7,932    $    6,115
                                                      ==========    ==========    ==========
     Identifiable assets:
        Hotels and Restaurants                        $  232,762    $  234,397    $  209,539
        Franchise, Central Services and Development       32,577        33,573          --
        TicketsWest                                        6,239         4,936         1,628
        Real Estate Division                              25,216        25,765        26,327
        Corporate Services and other                       8,040        10,461         7,409
                                                      ----------    ----------    ----------
                                                      $  304,834    $  309,132    $  244,903
                                                      ==========    ==========    ==========

WESTCOAST HOSPITALITY CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

16.  EARNINGS PER SHARE

     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted EPS computations for the years ended December 31, 2000, 1999 and 1998 (in thousands, except per share amounts). Also shown is the number of dilutive securities (stock options and convertible notes) that would have been included in the diluted EPS computation if they were not anti-dilutive.

                                                                2000       1999        1998
                                                              --------   --------    --------
     Numerator:
        Income before extraordinary item and cumulative
          effect of change in accounting principle            $  5,821   $  8,172    $  8,054
        Extraordinary item                                        --          (10)       (546)
        Cumulative effect of change in accounting principle       --         (133)       --
                                                              --------   --------    --------

        Net income-basic                                         5,821      8,029       7,508
        Income effect of dilutive OP Units                          71        208         223
                                                              --------   --------    --------
        Net income-diluted                                    $  5,892   $  8,237    $  7,731
                                                              ========   ========    ========

     Denominator:
        Weighted-average shares outstanding - basic           $ 12,941   $ 12,755    $ 11,347
        Effect of dilutive OP Units                                296        341         319
        Effect of dilutive common stock options and
          convertible notes                                        (A)        (A)         (A)
                                                              --------   --------    --------
        Weighted-average shares outstanding - diluted         $ 13,237   $ 13,096    $ 11,666
                                                              ========   ========    ========

     Earnings per share - basic and diluted:
        Income per share before extraordinary item and
          cumulative effect of change in accounting
          principle                                           $    .45   $    .64    $    .71
        Extraordinary item                                        --         --          (.05)
        Cumulative effect of change in accounting principle       --         (.01)       --
                                                              --------   --------    --------
        Net income per share - basic and diluted              $    .45   $    .63    $    .66
                                                              ========   ========    ========

     (A) At December 31, 2000, 1999 and 1998, 997,825, 977,749 and 835,869 stock options are outstanding, respectively. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

         The effects of the shares which would be issued upon conversion of the convertible notes have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                        DIRECTORS AND EXECUTIVE OFFICERS

         The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 2001 Annual Meeting of Shareholders under the caption "Directors and Officers of the Registrant."


                            COMPENSATION OF DIRECTORS

         The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 2001 Annual Meeting of Shareholders under the caption "Compensation of Directors."

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 2001 Annual Meeting of Shareholders under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 2001 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is contained, and incorporated by reference from, the Proxy Statement for the Company's 2001 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions."

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

A.       LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.

         1.  Index to financial statements:

             a.  WestCoast Hospitality Corporation - Consolidated Balance Sheets
             b. WestCoast Hospitality Corporation - Consolidated Statements of Income
             c. WestCoast Hospitality Corporation - Consolidated Statements of Changes in Stockholders' and Partners' Equity
             d. WestCoast Hospitality Corporation - Consolidated Statements of Cash Flows
             e. WestCoast Hospitality Corporation - Notes to Consolidated Financial Statements

         2.  Index to financial statement schedules:

             All schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or the information is contained in the Financial Statements and therefore has been omitted.

3.       Index to exhibits:

         EXHIBIT NO.          DESCRIPTION
         -----------          -----------

         3.1(1) Amended and Restated Articles of Incorporation of the Company

         3.2(1)               Amended and Restated By-Laws of the Company

         4.1(1)               Specimen Common Stock Certificate

         EXECUTIVE COMPENSATION PLANS AND AGREEMENTS

         10.1(3)              Employment Agreement between the Company and
                              Arthur M. Coffey

         10.2(3)              Employment Agreement between the Company and
                              Richard L. Barbieri

         10.3(3)              Employment Agreement between the Company and David
                              M. Bell

         10.4(3)              Employment Agreement between the Company and
                              Thomas M. Barbieri

         10.5(1) Employee Stock Purchase Plan of Cavanaughs Hospitality Corporation

         10.6(1)              1998 Stock Incentive Plan of Cavanaughs
                              Hospitality Corporation

         10.7(1)              Form of Stock Option Award Agreement

         10.8(1)              Form of Restricted Stock Award Agreement

         OTHER MATERIAL CONTRACTS

         10.10(1) Amended and Restated Agreement of Limited Partnership of Cavanaughs Hospitality Limited Partnership

         10.11(1)             Gateway Property Lease Agreement

         10.12(1)             Gateway Property Option Agreement

         10.13(1)             Ridpath Property Lease Agreement

         10.14(4)             Form of Indemnification Agreement

         10.15(2)             Purchase and Sale Agreement re: WC Holdings, Inc.

         10.16(2) Membership Interest Purchase Agreement re: October Hotel Investors, LLC

         10.17(2) First Amendment to Membership Interest Purchase Agreement re: October Hotel Investors, LLC

         10.18(5)             Amended and Restated Revolving Credit Facility

         21(3)                List of Subsidiaries of the Company

         23.1                 Consent of PricewaterhouseCoopers LLP

--------------------------------

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form S-1, dated January 20, 1998.

(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8-K, dated January 4, 2000.

(3) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form S-1/A, dated March 10, 1998.

(4) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form S-1/A, dated March 27, 1998.

(5) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K, dated March 30, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WESTCOAST HOSPITALITY CORPORATION
                                    ---------------------------------
                                               REGISTRANT


                                    BY: /S/ DONALD K. BARBIERI
                                    ---------------------------------
                                            DONALD K. BARBIERI
                                            CHAIRMAN, PRESIDENT AND
                                            CHIEF EXECUTIVE OFFICER

                                             MARCH 30, 2001
                                    ---------------------------------
                                                  DATE


                                    BY: /S/ ARTHUR M. COFFEY
                                    ---------------------------------
                                            ARTHUR M. COFFEY
                                            EXECUTIVE VICE PRESIDENT,
                                            CHIEF FINANCIAL OFFICER AND DIRECTOR

                                             MARCH 30, 2001
                                    ---------------------------------
                                                  DATE


                                    BY: /S/ THOMAS M. BARBIERI
                                    ---------------------------------
                                            THOMAS M. BARBIERI
                                            EXECUTIVE VICE PRESIDENT HOTEL
                                            OPERATIONS AND DIRECTOR

                                             MARCH 30, 2001
                                    ---------------------------------
                                                  DATE


                                    BY: /S/ RICHARD L. BARBIERI
                                    ---------------------------------
                                            RICHARD L. BARBIERI
                                            SENIOR VICE PRESIDENT,
                                            GENERAL COUNSEL AND DIRECTOR

                                             MARCH 30, 2001
                                    ---------------------------------
                                                  DATE

                                    BY: /S/ DAVID M. BELL
                                    ---------------------------------
                                            DAVID M. BELL
                                            EXECUTIVE VICE PRESIDENT DEVELOPMENT

                                             MARCH 30, 2001
                                    ---------------------------------
                                                  DATE


                                    BY: /S/ PETER F. STANTON
                                    ---------------------------------
                                            PETER F. STANTON
                                            DIRECTOR

                                             MARCH 30, 2001
                                    ---------------------------------
                                                  DATE


                                    BY: /S/ RONALD R. TAYLOR
                                    ---------------------------------
                                            RONALD R. TAYLOR
                                            DIRECTOR

                                             MARCH 30, 2001
                                    ---------------------------------
                                                  DATE


                                    BY: /S/ ROBERT G. TEMPLIN
                                    ---------------------------------
                                            ROBERT G. TEMPLIN
                                            DIRECTOR

                                             MARCH 30, 2001
                                    ---------------------------------
                                                  DATE


                                    BY: /S/ STEPHEN R. BLANK
                                    ---------------------------------
                                            STEPHEN R. BLANK
                                            DIRECTOR

                                            MARCH 30, 2001
                                    ---------------------------------
                                                 DATE


                                    BY: /S/ RODNEY D. OLSON
                                    ---------------------------------
                                            RODNEY D. OLSON
                                            DIRECTOR

                                            MARCH 30, 2001
                                    ---------------------------------
                                                 DATE