Form 10-Q
period 2001-03-31
WESTCOAST HOSPITALITY CORP
filed 2001-05-15
CIK 1052595

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15)d OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2001
                                          --------------
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

As of April 20, 2001, there were 12,948,396 shares of the Registrant's common stock outstanding.

================================================================================

                        WESTCOAST HOSPITALITY CORPORATION

                                    Form 10-Q
                       For the Quarter Ended March 31,2001

INDEX

Part I - Financial Information

         Item 1 - Financial Statements:

                  -   Consolidated Balance Sheets --
                      March 31, 2001 and December 31,2000                    1-2

                  -   Consolidated Statements of Operations --
                      Three Months Ended March 31, 2001 and 2000             3-4

                  -   Consolidated Statements of Cash Flows --
                      Three Months Ended March 31, 2001 and 2000             5-6

                  -   Notes to Consolidated Financial Statements            7-10

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                               11-16

PART II - Other Information                                                   17

         Item 6 - Exhibits and Reports on Form 8-K                            17

Part I - Financial Information
ITEM 1.  FINANCIAL STATEMENTS

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2001 and December 31, 2000
(in thousands, except share data)

                                                   March 31,        December 31,
                                                   2001             2000
                                                   --------         --------
ASSETS

Current assets:
     Cash and cash equivalents                     $  2,670            3,476
     Accounts receivable                              7,553            6,232
     Income taxes refundable                           --                  5
     Inventories                                      1,185            1,130
     Prepaid expenses and deposits                    2,133              733
                                                   --------         --------
             Total current assets                    13,541           11,576
Property and equipment, net                         241,434          242,548
Intangible assets, net                               28,683           28,897
Other assets, net                                    21,768           21,813
                                                   --------         --------
             Total assets                          $305,426         $304,834
                                                   ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                              $  2,912         $  3,432
     Accrued payroll and related benefits             2,425            2,453
     Accrued interest payable                           660              708
     Income taxes payable                                77             --
     Other accrued expenses                           7,971            5,052
     Long-term debt, due within one year              2,426            2,393
     Capital lease obligations, due within
         one year                                       475              529
                                                   --------         --------
             Total current liabilities               16,946           14,567

Long-term debt, due after one year                   52,246           52,861
Notes payable to bank                               104,500          106,500
Capital lease obligations, due after
     one year                                           558              657
Deferred income taxes                                16,881           16,631
Minority interest in partnerships                     2,814            2,881
                                                   --------         --------
             Total liabilities                      193,945          194,097
                                                   --------         --------

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED), CONTINUED
March 31, 2001 and December 31, 2000
(in thousands, except share data)


                                                    March 31,       December 31,
                                                    2001            2000
                                                    --------        --------

Commitments and contingencies

Stockholders' equity:
     Preferred stock - 5,000,000 shares author-
         ized, $0.01 par value, -0- shares issued
         and outstanding                            $   --          $   --
     Common stock - 50,000,000 shares author-
         ized, $0.01 par value; 12,948,396 and
         12,933,106 shares issued and outstanding        129             129
Additional paid-in capital                            83,913          83,845
     Retained earnings                                27,439          26,763
                                                    --------        --------
             Total stockholders' equity              111,481         110,737
                                                    --------        --------
             Total liabilities and stockholders'
                 equity                             $305,426        $304,834
                                                    ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) for the three months ended March 31, 2001 and 2000
(in thousands, except per share data)

                                                       2001         2000
                                                       --------     --------
Revenues:
     Hotels and Restaurants                            $ 22,944     $ 22,507
     Franchise, Central Services and Development            668          896
     TicketsWest                                          1,953        1,416
     Real Estate Division                                 2,489        2,317
     Corporate Services                                      98           73
                                                       --------     --------
               Total revenues                            28,152       27,209
                                                       --------     --------
Operating expenses:
     Direct:
         Hotels and Restaurants                          18,220       18,385
         Franchise, Central Services and Development        338          249
         TicketsWest                                      1,823        1,114
         Real Estate Division                             1,134        1,096
         Corporate Services                                  39           43
         Depreciation and amortization of tangible
          assets                                          2,481        2,334
         Amoritzation of goodwill                           226          224
                                                       --------     --------
                 Total direct expenses                   24,261       23,445
     Undistributed corporate expenses                       584          600
                                                       --------     --------
                 Total expenses                          24,845       24,045
                                                       --------     --------
Operating income                                          3,307        3,164

Other income (expense):
     Interest expense                                    (3,357)      (3,514)
     Interest income                                         82           52
     Other income                                         1,019            3
     Equity in investments                                    9            7
     Minority interest in partnerships                       13           59
                                                       --------     --------
Income (loss) before income taxes                         1,073         (229)
Income tax provision (benefit)                              397          (82)
                                                       --------     --------
Net income (loss)                                      $    676     $   (147)
                                                       ========     ========
     Net income (loss) per share - basic and
         diluted                                       $   0.05     $  (0.01)
                                                       ========     ========

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS(UNAUDITED), CONTINUED for the three months ended March 31, 2001 and 2000
(in thousands, except per share data)



Weighted-average common shares outstanding -
         basic                                           12,945        12,932
                                                         ======        ======
     Weighted-average common shares outstanding -
         diluted                                         13,231        13,228
                                                         ======        ======


The accompanying notes are an integral part of the consolidated financial statements.

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) for the three months ended March 31, 2001 and 2000 (in thousands)

                                                                  2001            2000
                                                                  -------         -------
Operating activities:
     Net income (loss)                                            $   676         $  (147)
     Adjustments to reconcile net income (loss) to
         net cash provided by (used in)operating
         activities:
             Depreciation and amortization                          2,707           2,558
             Minority interest in partnerships                        (13)            (59)
             Equity in investments                                     (9)              7
             Gain on disposition of property and
               equipment                                           (1,027)           --
             Deferred income tax provision                            250            --
             Compensation expense related to stock
               issuance                                                 8            --
             Change in current assets and liabilities:
                 Accounts receivable                               (1,220)             94
                 Inventories                                          (55)             41
                 Prepaid expenses, deposits and income
                   taxes refundable                                (1,395)           (883)
                 Accounts payabe and income taxes payable            (443)         (2,995)
                 Accrued payroll and related benefits                 (28)           (479)
                 Accrued interest payable                             (48)            185
                 Other accrued expenses                             2,919          (3,335)
                                                                  -------         -------
                   Net cash provided by (used in)operating
                       activities                                   2,322          (5,013)
                                                                  -------         -------
Investing activities:
     Additions to property and equipment                           (1,379)         (2,001)
     Proceeds from disposition of property and
        equipment                                                   1,248            --
     Cash paid  for acquisition of property and
         equipment or subsidiaries, net of cash
         received                                                    --               (91)
     Cash received from partnership investments                        67
     Other, net                                                      (275)            110
                                                                  -------         -------
                     Net cash used in investing activities           (339)         (1,982)
                                                                  -------         -------

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the three months ended March 31, 2001 and 2000
(in thousands)

                                                               2001             2000
                                                               --------         --------
Financing activities:
     Proceeds from note payable to bank                            --             15,137
     Repayment of note payable to bank                           (2,000)            --
     Repayment of long-term debt                                   (582)          (8,000)
     Principal payments on capital lease obligations               (153)            (164)
     Proceeds from issuance of common stock under
         employee stock purchase plan                              (153)              83
     Additions to deferred financing costs                          (60)            (338)
     Distribution to stockholders and partners                      (54)            --
     Other, net                                                    --                 (8)
                                                               --------         --------
                     Net cash provided by (used in)
                       financing activities                      (2,789)           6,710
                                                               --------         --------

Change in cash and cash equivalents:
     Net decrease in cash and cash
         equivalents                                           $   (806)        $   (285)
     Cash and cash equivalents at beginning of
         period                                                   3,476            4,357
                                                               --------         --------
     Cash and cash equivalents at end of period                $  2,670         $  4,072
                                                               ========         ========
Supplemental disclosure of cash flow information:
         Noncash investing and financing activities:
             Acquisition of property through assumption
                 of capital leases                                 --                 87

The accompanying notes are an integral part of the consolidated financial statements.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.    QUARTERLY INFORMATION:

           The unaudited consolidated financial statements included herein have been prepared by WestCoast Hospitality Corporation (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. The balance sheet as of December 31, 2000 has been compiled from the audited balance sheet as of such date. The Company believes that the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2000 previously filed with the SEC on Form 10-K.

           In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at March 31, 2001 and the consolidated results of operations and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.


     2.    ORGANIZATION:

           As of March 31, 2001, the Company has ownership interests and operated 23 hotel properties, managed an additional 10 properties and franchised an additional 11 properties, totaling 44 hotels in 9 states, including Alaska, Arizona, California, Hawaii, Idaho, Montana, Oregon, Utah and Washington. Additionally, the Company provides computerized ticketing for entertainment events and arranges Broadway and other entertainment event productions. Also, the Company has an Internet ticketing service offering consumers up-to-the-minute information on live entertainment and the ability to make real-time ticket purchases to events through the website. The Company owns and manages ticketing operations in Colorado, Idaho, Montana, Oregon and Washington. The Company also leases retail and office space in buildings owned by the Company and manages residential and commercial properties for others in Idaho, Montana and Washington.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     3.    LONG-TERM DEBT AND LINE OF CREDIT:

           The Company obtained an $80 million revolving secured credit facility with a consortium of banks. In December 1998, the company received a commitment to amend the credit facility to increase the total amount available under the facility to $100 million. In December 1999, in connection with the WestCoast Hotels Inc. acquisition, the credit facility was amended to increase the total amount available under the facility to $120 million. The credit facility is collateralized by certain property and requires that the Company maintain certain financial ratios, minimum levels of cash flows and restricts the payment of dividends. Any outstanding borrowings bear interest based on the prime rate or LIBOR. The credit facility matures in May 2003. At March 31, 2001, $104.5 million is outstanding under the credit facility. The Company was in compliance with all required covenants at March 31, 2001.

     4.    BUSINESS SEGMENTS:

           The Company has four operating segments: (1) Hotels and Restaurants;
           (2) TicketsWest (entertainment and e-commerce); (3) Real Estate Division and (4) Franchise, Central Services and Development. Corporate services and other consists primarily of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment, which are not specifically associated with an operating segment.

           TicketsWest has significant inter-segment revenues, which are eliminated in the consolidated financial statements. Management reviews and evaluates the operations of TicketsWest including the inter-segment revenues. Therefore, the total revenues, including inter-segment revenues are included in the segment information below. Management reviews and evaluates the operating segments exclusive of interest expense. Therefore, interest expense is not allocated to the segments.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

 Selected information with respect to the segments is as follows (in thousands):

                                                        Three Months Ended
                                                              March 31,
                                                        ------------------
                                                          2001      2000
                                                        --------  --------
   Revenues:
       Hotels and Restaurants                           $ 22,944  $ 22,507
       Franchise, Central Services and
         Development                                         668       896
       TicketsWest                                         2,201     1,747
           Less: inter-segment revenues                     (248)     (331)
       Real Estate Division                                2,489     2,317
       Corporate Services and other                           98        73
                                                        --------  --------
                                                        $ 28,152  $ 27,209
                                                        ========  ========
   Operating income:
       Hotels and Restaurants                           $  2,735  $  2,234
       Franchise, Central Services and
         Development                                         230       547
       TicketsWest                                            24       227
       Real Estate Division                                1,022       895
       Corporate Services and other                         (704)     (739)
                                                        --------  --------
                                                        $  3,307  $  3,164
                                                        ========  ========

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     5.    EARNINGS (LOSS) PER SHARE:

           The following table presents a reconciliation of the numerators and denominators used in the basic and diluted EPS computations (in thousands, except per share amounts). Also shown is the number of stock options that would have been considered in the diluted EPS computation if they were not anti-dilutive.

                                                                  March 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------

              Net income (loss) - basic                           676      (147)
              Income (loss) effect of dilutive OP
                  Units                                            --       (16)
                                                             --------  --------
              Net income (loss) - diluted                    $    676  $   (163)
                                                             ========  ========
            Denominator:
              Weighted-average shares outstanding -
                  basic                                        12,945    12,932
              Effect of dilutive OP units                         286       296
              Effect of dilutive common stock options              (A)       (A)
                                                             --------  --------
              Weighted-average shares outstanding -
                  diluted                                      13,231    13,228
                                                             ========  ========
            Earnings (loss) per share - basic and diluted:

              Net earnings (loss) per share - basic
                  and diluted                                $   0.05  $  (0.01)
                                                             ========  ========

        (A)    At March 31, 2001 and 2000, 993,266 and 1,085,881 stock options were outstanding, respectively. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per because they are anti-dilutive.

               The effect of the shares which would be issued upon conversion of the convertible notes have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

WESTCOAST HOSPITALITY CORPORATION

Part I - Financial Information
ITEM II. QUARTERLY INFORMATION: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL
-------

           The following discussion and analysis addresses the results of operations for the Company for the three months ended March 31, 2001. The following should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in "Risk Factors" and elsewhere in the Form 10-K for the year ended December 31, 2000, previously filed by the Company with the Securities and Exchange Commission.

           The Company's revenues are derived primarily from the Hotels and reflect revenue from rooms, food and beverage, third party management contracts, and other sources, including telephone, guest services, banquet room rentals, gift shops and other amenities. Hotel revenues accounted for 81.5% of total revenue in the three months ended March 31, 2001 and increased 1.9% to $22.9 million in 2001 from $22.5 million in 2000. The balance of the Company's revenues is derived from its Franchise, Central Services and Development, TicketsWest, Real Estate Division, and Corporate Services divisions. These revenues are generated from franchise fees, ticket distribution handling fees, Internet services, real estate management fees, sales commissions and rents. Franchise, Central Services and Development accounted for 2.4% of the Company's revenue for the three months ended March 31, 2001. TicketsWest accounted for 6.9% and Real Estate Division accounted for 8.9% of total revenues for the period.

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

           The following table sets forth-selected items from the consolidated statements of operations as a percent of total revenues and certain other selected data:

                                                       Three Months Ended
                                                            March 31,
                                                     2001              2000
  Revenues
  Hotels & Restaurants                               81.5%             82.7%
  Franchise, Central Services & Development           2.4               3.3
  TicketsWest                                         6.9               5.2
  Real Estate Division                                8.9               8.5
  Corporate Services                                  0.3               0.3
                                                ---------------  ---------------
              Total Revenue                         100.0%            100.0%
                                                ---------------  ---------------
  Direct Operating Expenses                          86.2%             86.2%
  Undistributed Corporate Operating Expense           2.1               2.2
  Operating Income                                   11.7              11.6
  Interest Expense                                   11.9              12.9
  Income Tax Provision (benefit)                      1.4              (0.3)
              Net Income (loss)                       2.4%             (0.5%)

  Hotel Statistics (1)
  Hotels open at end of period                        44                46
  Available Rooms                                   8,477             8,789
  REVPAR (2)(3)                                     $49.82            $45.93
  ADR (4)                                           $87.69            $82.54
  Occupancy (5)                                      56.8%             55.3%
  -------------------
  (1) Hotel statistics for the three months ended March 31, 2001 and 2000, are presented for Combined Hotels. Combined Hotels includes hotels owned, managed, or franchised by the Company in the current period, with same hotel pro forma statistics for prior period.
  (2) REVPAR represents the total room revenues divided by total available rooms, net of rooms out of service due to significant renovations.
  (3) Rooms, which were under renovation, were excluded from REVPAR and average occupancy percentage. Due to the short duration of renovation, in the opinion of management, excluding these rooms did not have a material impact on REVPAR and average occupancy percentage.
  (4) ADR represents total room revenues divided by the total number of rooms occupied by hotel guests on a paid basis.
  (5) Average occupancy percentage represents total rooms occupied divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED MARCH 31, 2000

           Total revenues increased $943 thousand, or 3.5%, to $28.2 million in 2001 from $27.2 million in 2000. This increase is attributed primarily to the increase in room revenue and an increase in the revenue from the expansion of ticket sales in the Colorado market in the TicketsWest division.

           Total hotel and restaurant revenues increased $436 thousand, or 1.9%, to $22.9 million in 2001 from $22.5 million in 2000. Combined Hotel ADR increased $5.15 or 6.2%, to $87.69 in 2001 from $82.54 in 2000. Combined Hotel REVPAR increased $4.19, or 9.2%, to $49.82 in 2001 from $45.63 in 2000. The increase in room revenue was partially offset by a decrease in food and beverage revenue.

           Franchise, Central Services and Development revenues decreased $228 thousand or 25.5% to $668 thousand in 2001 from $896 thousand for 2000. The decrease in revenue is primarily attributed to a decrease in central service revenue. Central services and development revenue is generally project dependent and may vary between periods depending on projects being pursued by the Company.

           TicketsWest revenues increased $537 thousand, or 37.9%, to $2.0 million in 2001 from $1.4 million in 2000. TicketsWest revenue increased primarily from increased entertainment and ski tickets sold in the Colorado area.

           Real Estate Division revenue increased $172 thousand, or 7.4%, to $2.5 million in 2001 from $2.3 million in 2000 primarily from additional lease revenue from Company owned real estate.

           Direct operating expenses increased $816 thousand, or 3.5%, to $24.3 million in 2001 from $23.4 million in 2000. The direct operating expenses increased primarily from the additional hotels being serviced by the reservation center which is a department of the TicketsWest Division and the costs of shows presented by the TicketsWest division. Also a contributor is the increased depreciation on capital improvements placed in service since the end of the March 2000. Partially offsetting these increased expenses was a decrease in the direct operating expenses of the Hotel and Restaurant division. This represents no change in direct operating expenses as a percentage of total revenues as 86.2% in 2001 and 86.2% in 2000

           Total undistributed corporate operating expenses decreased $16 thousand, or 2.6% to $584 thousand in 2001 from $600 thousand in 2000. Total undistributed corporate operating expenses as a percentage of total revenues decreased 0.1 % to 2.1% in 2001 from 2.2 % in 2000.

           Operating income increased $143 thousand, or 4.5%, to $3.3 million in 2001 to $3.2 million in 2000. As a percentage of total revenues, operating income increased to 11.7% in 2001 from 11.6% in 2000. This increase is primarily due to the 3.5% increase in revenue and the decrease in operating expenses as a ratio to total revenue.

           Interest expense decreased $156 thousand, or 4.40%, to $3.4 million in 2001 from $3.5 million in 2000. This decrease is attributed to a decrease in the total debt outstanding and a decrease in the interest rates charged on the Company's variable rate debt.

           Income tax provision increased $479 thousand to $397 thousand in 2001 from a benefit of $82 thousand in 2000, due to an increase in income before taxes. The effective income tax provision rate was 37% and 36% for 2001 and 2000 respectively.

           Net income increased $823 thousand, to $676 thousand in 2001 from a loss of $147 thousand in 2000. The increase in Net income is attributed primarily to a gain net of tax and minority interest of approximately $624 thousand from the sale of a parcel of property located in Kennewick Washington, and the increase in operating income. Earnings per share before extraordinary item and cumulative effect of accounting change, increased to $0.05 in 2001 from $(0.01) in 2000.

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

           At March 31, 2001, the Company had $2.7 million in cash and cash equivalents. The Company has made extensive capital expenditures of $1.4 million, $8.5 million, $63.3 million and $123.6 million in owned and joint venture properties for the three months ended March 31, 2001, and the years ended December 31, 2000, 1999, and 1998. These expenditures included guest room, lounge and restaurant renovations, public area refurbishment, telephone and computer system upgrades, tenant improvements, property acquisitions, construction, and corporate expenditures and were funded from the initial public offering, issuance of operating partnership units, operating cash flow and debt. The Company establishes reserves for capital replacement in the amount of 4.0% of the prior year's actual gross hotel income to maintain the Hotels at acceptable levels. Acquired hotel properties have a separate capital budget for purchase, construction, renovation, and branding costs. Capital expenditures planned for Hotels in 2001 are expected to be approximately $7.2 million. Management believes the consistent renovation and upgrading of the Hotels and other properties is imperative to its long-term reputation and customer satisfaction.

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

           The Revolving Credit Facility contains various representations, warranties, covenants and events of default deemed appropriate for a Credit Facility of similar size and nature. Covenants and provisions in the definitive credit agreement governing the Revolving Credit Facility include, among other things, limitations on: (i) substantive changes in the Company's and Operating Partnership's current business activities, (ii) liquidation, dissolution, mergers, consolidations, dispositions of material property or assets involving the Company and its affiliates or their assets, as the case may be, and acquisitions of property or assets of others, (iii) the creation or existence of deeds of trust or other liens on property or assets, (iv) the addition or existence of indebtedness, including guarantees and other contingent obligations, (v) loans and advances to others and investments in others, (vi) redemption of subordinated debt, (vii) amendment or modification of certain material documents or of the Articles in a manner adverse to the interests of the lenders under the Revolving Credit Facility, (viii) payment of dividends or distributions on the Company's capital stock, and (ix) maintenance of certain financial ratios. Each of the covenants described above provides for certain ordinary course of business and other exceptions. If the Company breaches any of these covenants and does not obtain a waiver of that breach, the breach will constitute an event of default under the Revolving Credit Facility. At March 31, 2001, the Company had $104.5 million outstanding under the Revolving Credit Facility and was in compliance with all required covenants. The Revolving Credit Facility restricted the Company from paying any dividends as of March 31, 2001.

           In addition to the Revolving Credit Facility, as of March 31, 2001, the Company had debt and capital leases outstanding of approximately $55.7 million consisting of primarily variable and fixed rate debt secured by individual properties.

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

         (a) Exhibits

             10.1 - 1998 Stock Incentive Plan (as amended)

WESTCOAST HOSPITALITY CORPORATION


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities stated and on the date indicated.


                          WESTCOAST  HOSPITALITY CORPORATION
                          (Registrant)

Date: May 14, 2001        By:  /s/ Arthur M. Coffey
                               -----------------------------------
                               Arthur M. Coffey, Executive Vice
                               President and Chief Financial Officer