Form 10-Q
period 2001-06-30
WESTCOAST HOSPITALITY CORP
filed 2001-08-14
CIK 1052595

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15)d OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2001
                                         -------------

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

As of July 31, 2001, there were 12,948,396 shares of the Registrant's common stock outstanding.

================================================================================

                        WESTCOAST HOSPITALITY CORPORATION
                                    Form 10-Q
                       For the Quarter Ended June 30,2001




INDEX

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements:

                - Consolidated Balance Sheets --
                  June 30,2001 and December 31, 2000                        3-4

                - Consolidated Statements of Income --
                  Three and Six Months Ended June 30, 2001 and 2000         5-6

                - Consolidated Statements of Cash Flows --
                  Six Months Ended June 30, 2001 and 2000                   7-8

                - Notes to Consolidated Financial Statements               9-13

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           14-21



PART II - OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of                         22
                  Security Holders

         Item 6 - Exhibits and Reports on Form 8-K                           22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2001 and December 31, 2000
(in thousands, except share data)




                                                            June 30,     December 31,
                                                              2001           2000
                                                           ----------     ----------
ASSETS
------
Current assets:
    Cash and cash equivalents                              $    2,934     $    3,476
    Accounts receivable                                         8,144          6,232
    Income taxes refundable                                      --                5
    Inventories                                                 1,150          1,130
    Prepaid expenses and deposits                               1,959            733
                                                           ----------     ----------
           Total current assets                                14,187         11,576

Property and equipment, net                                   245,376        242,548
Intangible assets, net                                         28,469         28,897
Other assets, net                                              22,004         21,813
                                                           ----------     ----------
           Total assets                                    $  310,036     $  304,834
                                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Accounts payable                                       $    2,786     $    3,432
    Accrued payroll and related benefits                        2,584          2,453
    Income taxes payable                                          760           --
    Accrued interest payable                                      921            708
    Other accrued expenses                                      8,168          5,052
    Long-term debt, due within one year                         2,788          2,393
    Capital lease obligations, due within one year                440            529
                                                           ----------     ----------
           Total current liabilities                           18,447         14,567

Long-term debt, due after one year                             88,835         52,861
Notes payable to bank                                          64,800        106,500
Capital lease obligations, due after one year                     447            657
Deferred income taxes                                          18,523         16,631
Minority interest in partnerships                               2,971          2,881
                                                           ----------     ----------
           Total liabilities                                  194,023        194,097
                                                           ----------     ----------

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED), CONTINUED
June 31, 2001 and December 31, 2000
(in thousands, except share data)




                                                            June  30,    December 31,
                                                              2001           2000
                                                           ----------     ----------
Commitments and contingencies

Stockholders' equity:
    Preferred stock - 5,000,000 shares authorized, $0.01
       par value, -0- shares issued and outstanding        $     --       $     --
    Common stock - 50,000,000 shares authorized, $0.01
       par value; 12,948,396 and 12,933,106 shares
       issued and outstanding                                     129            129
    Additional paid-in capital                                 83,913         83,845
    Retained earnings                                          31,971         26,763
                                                           ----------     ----------
           Total stockholders' equity                         116,013        110,737
                                                           ----------     ----------
           Total liabilities and stockholders' equity      $  310,036     $  304,834
                                                           ==========     ==========
























                   The accompanying notes are an integral part
                    of the consolidated financial statements.

WESTCOAST HOSPITALITY CORPORATION CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) for the three and six months ended June 30, 2001 and 2000 (in thousands, except per share data)





                                                                 Three Months Ended              Six Months Ended
                                                                      June 30,                       June 30,
                                                             --------------------------      --------------------------
                                                                2001            2000            2001            2000
                                                             ----------      ----------      ----------      ----------
Revenues:
    Hotels and Restaurants                                   $   27,373      $   28,629      $   50,317      $   51,137
    Franchise, Central Services and Development                     795             831           1,463           1,727
    TicketsWest                                                   1,723           1,066           3,676           2,482
    Real Estate Division                                          2,469           2,333           4,958           4,649
    Corporate Services                                               58             172             156             244
                                                             ----------      ----------      ----------      ----------
                                                                 32,418          33,031          60,570          60,239
                                                             ----------      ----------      ----------      ----------

Operating expenses:
    Direct:
        Hotels and Restaurants                                   19,324          20,419          37,544          38,804
        Franchise, Central Services and Development                 416             311             754             559
        TicketsWest                                               1,677           1,111           3,500           2,225
        Real Estate Division                                      1,124           1,147           2,258           2,243
        Corporate Services                                           45              91              84             135
        Depreciation and amortization of tangible assets          2,535           2,400           5,028           4,744
        Amortization of goodwill                                    214             219             428             433
                                                             ----------      ----------      ----------      ----------
           Total direct expenses                                 25,335          25,698          49,596          49,143
    Undistributed corporate expenses                                588             579           1,172           1,178
                                                             ----------      ----------      ----------      ----------
               Total expenses                                    25,923          26,277          50,768          50,321
                                                             ----------      ----------      ----------      ----------
Operating income                                                  6,495           6,754           9,802           9,918

Other income (expense):
    Interest expense                                             (2,994)         (3,719)         (6,351)         (7,233)
    Interest income                                                  60              77             142             129
    Other income                                                  3,787               9           4,808              13
    Conversion expenses                                              (3)            (13)             (5)            (13)
    Equity in investments                                            18              15              27              22
    Minority interest in partnerships                              (159)            (60)           (146)             (2)
                                                             ----------      ----------      ----------      ----------

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) for the three and six months ended June 30, 2001 and 2000
(in thousands, except per share data)




                                                                  Three Months Ended              Six Months Ended
                                                                       June 30,                       June 30,
                                                             --------------------------      --------------------------
                                                                 2001            2000            2001            2000
                                                             ----------      ----------      ----------      ----------

Income before income taxes                                   $    7,204      $    3,063      $    8,277      $    2,834
Income tax provision                                              2,649           1,124           3,046           1,042
                                                             ----------      ----------      ----------      ----------
Income before extraordinary item                                  4,555           1,939           5,231           1,792

Extraordinary item, net of taxes                                    (23)           --               (23)           --


Net income                                                   $    4,532      $    1,939      $    5,208      $    1,792
                                                             ==========      ==========      ==========      ==========

Net income per share - basic and diluted                     $     0.35      $     0.15      $     0.40      $     0.14
                                                             ==========      ==========      ==========      ==========

Weighted-average common shares outstanding --
    basic                                                        12,948          12,946          12,947          12,939
                                                             ==========      ==========      ==========      ==========

Weighed-average common shares outstanding --
    diluted                                                      13,244          13,242          13,243          13,235
                                                             ==========      ==========      ==========      ==========
















                   The accompanying notes are an integral part
                    of the consolidated financial statements.

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the six months ended June 30, 2001 and 2000 (in thousands)

                                                                                     2001            2000
                                                                                  ----------      ----------
Operating activities:
    Net income                                                                    $    5,208      $    1,792
    Adjustments to reconcile net income to
        net cash provided by (used in) operating
        activities:
        Depreciation and amortization                                                  5,456           5,177
           Gain on disposition of property & equipment                                (1,027)             13
           Gain on insurance settlement                                               (3,782)           --
           Deferred income tax provision                                               1,892            --
           Extraordinary item                                                              9            --
           Minority interest in partnerships                                             146               2
           Equity in investments                                                         (27)            (22)
           Compensation expense related to stock issuance                                  8             165
           Change in:
               Accounts receivable                                                    (1,888)           (912)
               Inventories                                                               (20)             51
               Prepaid expenses and deposits                                          (1,219)           (567)
               Income taxes receivable/payable                                           926          (1,515)
               Accounts payable                                                         (646)         (1,907)
               Accrued payroll and related benefits                                      131            (498)
               Accrued interest payable                                                   52             117
               Other accrued expenses                                                  3,116          (2,078)
                                                                                  ----------      ----------
               Net cash provided by (used in)operating activities                      8,335            (182)
                                                                                  ----------      ----------
Investing activities:
    Additions to property and equipment                                               (3,749)         (4,341)
    Cash paid for acquisitions                                                          --              (133)
    Proceeds from disposition of property and equipment                                1,338            --
    Cash received from partnership investments                                            66            --
    Other, net                                                                          (353)             72
                                                                                  ----------      ----------
               Net cash used in investing activities                                  (2,698)         (4,402)
                                                                                  ----------      ----------
Financing activities:
    Distribution to minority interest holders                                            (56)             (8)
    Proceeds from note payable to bank                                                  --            15,137
    Repayment of note payable to bank                                                (41,700)         (3,400)
    Proceeds from long-term debt                                                      47,550            --
    Repayment of long-term debt                                                      (11,181)         (8,520)
    Proceeds from issuance of common stock under employee stock purchase plan             60              88
    Principal payments on capital lease obligations                                     (299)           (330)
    Additions to deferred financing costs                                               (553)           (367)
                                                                                  ----------      ----------
               Net cash provided by (used in) financing activities                    (6,179)          2,600
                                                                                  ----------      ----------

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the six months ended June 30, 2001 and 2000
(in thousands)






                                                                                     2001            2000
                                                                                  ----------      ----------
Change in cash and cash equivalents:
    Net decrease in cash and cash equivalents                                     $     (542)     $   (1,984)
    Cash and cash equivalents at beginning of period                                   3,476           4,357
                                                                                  ----------      ----------
    Cash and cash equivalents at end of period                                    $    2,934      $    2,373
                                                                                  ==========      ==========

Supplemental disclosure of cash flow information:
        Noncash investing and financing activities:
           Acquisition of property through assumption
               of capital leases                                                  $     --        $       87
               Acquisition of property                                                  --               277




























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

     In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at June 30, 2001 and the consolidated results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.


2.   ORGANIZATION:

     As of June 30, 2001,the Company had ownership interests and operated 23 hotel properties, managed an additional 10 properties and franchised an additional 13 properties, totaling 46 hotels in 9 states, including Alaska, Arizona, California, Hawaii, Idaho, Montana, Oregon, Utah and Washington. Additionally, the Company provides computerized ticketing for entertainment events and arranges Broadway and other entertainment event productions. Also, during the second quarter of 1999, the Company launched TicketsWest, an Internet ticketing service offering consumers up-to-the-minute information on live entertainment and the ability to make real-time ticket purchases to events through the website. The Company owns and manages ticketing operations in Colorado, Idaho, Montana, Oregon and Washington. The Company also leases retail and office space in buildings owned by the Company and manages residential and commercial properties for others in Idaho, Montana and Washington.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




3.   LONG-TERM DEBT AND LINE OF CREDIT:

     The Company obtained a $120 million revolving secured credit facility with a consortium of banks. In May 2001,in conjunction with refinancing a portion of the credit facility with long term debt, the Company lowered the total commitment to $90 million. The credit facility is collateralized by certain property and requires that the Company maintain certain financial ratios, minimum levels of cash flows and restricts the payment of dividends. Any outstanding borrowings bear interest based on the prime rate or LIBOR, plus 180 to 325 basis points depending on the total funded debt levels. The credit facility matures in May 2003. At June 30, 2001, $64.8 million is outstanding under the credit facility. The Company was in compliance with all required covenants at June 30, 2001.


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

     Selected information with respect to the segments is as follows (in thousands):

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




4.   BUSINESS SEGMENTS, CONTINUED:


                                                     Three Months Ended           Six Months Ended
                                                          June 30,                     June 30,
                                                   ----------------------      ----------------------
                                                     2001          2000          2001          2000
                                                   --------      --------      --------      --------
Revenues:
   Hotels and Restaurants                          $ 27,373      $ 28,629      $ 50,317      $ 51,137
   Franchise, Central Services and Development          795           831         1,463         1,727
   TicketsWest                                        2,034         1,355         4,235         3,102
       Less: inter-segment revenues                    (311)         (289)         (559)         (620)
   Real Estate Division                               2,469         2,333         4,958         4,649
   Corporate Services and other                          58           172           156           244
                                                   --------      --------      --------      --------
                                                   $ 32,418      $ 33,031      $ 60,570      $ 60,239
                                                   ========      ========      ========      ========

Operating income:
   Hotels and Restaurants                          $  6,037      $  6,324      $  8,772      $  8,560
   Franchise, Central Services and Development          278           420           508           968
   TicketsWest                                          (61)         (135)          (36)           91
   Real Estate Division                               1,003           856         2,025         1,750
   Corporate Services and other                        (762)         (711)       (1,467)       (1,451)
                                                   --------      --------      --------      --------
                                                   $  6,495      $  6,754      $  9,802      $  9,918
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

                                                      Three Months Ended          Six Months Ended
                                                           June 30,                    June 30,
                                                    ----------------------      ----------------------
                                                      2001          2000          2001          2000
                                                    --------      --------      --------      --------
     Numerator:
        Income before extraordinary item            $  4,555      $  1,939      $  5,231      $  1,792
        Extraordinary item                               (23)         --             (23)         --
                                                    --------      --------      --------      --------
        Net income - basic                             4,532         1,939         5,208         1,792
        Income effect of dilutive OP Units                85            31            91            16
                                                    --------      --------      --------      --------
        Net income - dilutive                       $  4,617      $  1,970      $  5,299      $  1,808
                                                    ========      ========      ========      ========
     Denominator:
        Weighted-average shares outstanding
            - basic                                   12,948        12,946        12,947        12,939
        Effect of dilutive common OP Units               286           296           286           296
        Effect of dilutive common stock options          (A)           (A)           (A)           (A)
                                                    --------      --------      --------      --------
        Weighted-average shares outstanding
            - diluted                                 13,234        13,242        13,233        13,235
                                                    ========      ========      ========      ========
     Earnings per share
            - basic and diluted:

     Net income per share
            - basic and diluted                     $   0.35      $   0.15      $   0.40      $   0.14
                                                    ========      ========      ========      ========

     (A)  At June 30, 2001 and 2000, 962,420 and 1,034,645 stock options were outstanding, respectively. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2001 and 2000 because they are anti-dilutive.

          The effect of the shares which would be issued upon conversion of the convertible notes have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED





7.   NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations". This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. There will be no effect on the Company's financial position, results of operations or cash flows of adopting SFAS 141.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company expects that adoption of SFAS 142 will increase annual operating income by approximately $856 thousand.

WESTCOAST HOSPITALITY CORPORATION

ITEM II. QUARTERLY INFORMATION:
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The following discussion and analysis addresses the results of operations for the Company for the three and six months ended June 30, 2001 and 2000. The following should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in "Risk Factors" and elsewhere in the Form 10-K filed by the Company for the year ended December 31, 2000.

         The Company's revenues are derived primarily from the Hotels and reflect revenue from rooms, food and beverage, third party management contracts, and other sources, including telephone, guest services, banquet room rentals, gift shops and other amenities. Hotel revenues accounted for 84.4% of total revenue in the three months ended June 30, 2001 and decreased 4.4% to $27.4 million in 2001 from $28.6 million in 2000. The balance of the Company's revenues is derived from its Franchise, Central Services and Development, TicketsWest, Real Estate Division, and Corporate Services divisions. These revenues are generated from franchise fees, ticket distribution handling fees, Internet services, real estate management fees, sales commissions and rents. Franchise, Central Services and Development accounted for 2.5% of the Company's revenue for the three months ended June 30, 2001, TicketsWest accounted for 5.3% and Real Estate Division accounted for 7.6% of total revenues for the period.

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

The following table sets forth selected items from the consolidated statements of operations as a percent of total revenues and certain other selected data:


                                                       Three Months Ended               Six Months Ended
                                                            June 30,                        June 30,
                                                   --------------------------      --------------------------
                                                      2001            2000            2001            2000
                                                   ----------      ----------      ----------      ----------
Revenues
   Hotels & Restaurants                                  84.4%           86.7%           83.1%           84.9%
   Franchise, Central Services & Development              2.5             2.5             2.4             2.9
   TicketsWest                                            5.3             3.2             6.1             4.1
   Real Estate Division                                   7.6             7.1             8.2             7.7
   Corporate Services & Other                             0.2             0.5             0.2             0.4
                                                   ----------      ----------      ----------      ----------
Total Revenues                                          100.0%          100.0%          100.0%          100.0%
                                                   ==========      ==========      ==========      ==========
Direct Operating Expenses                                78.2%           77.8%           81.9%           81.6%

Undistributed Corporate Operating Expense                 1.8             1.8             1.9             2.0
Operating Income                                         20.0            20.4            16.2            16.5
Interest Expense                                          9.2            11.3            10.5            12.0
Income Tax Provision                                      8.2             3.4             5.0             1.7
       Net income                                        14.0%            5.9%            8.6%            3.0%

Hotel Statistics (1)
Hotels open at end of period                               46              46              46              46
Available Rooms                                         8,607           8,789           8,607           8,789
REVPAR (2)(3)                                      $    60.11      $    59.20      $    54.99      $    52.42
ADR (4)                                            $    91.61      $    88.06      $    89.80      $    85.57
Occupancy (5)                                            65.6%           67.2%           61.2%           61.3%

(1) Hotel statistics for the three and six months ended June 30, 2001, and 2000, are presented for Combined Hotels. Combined Hotels includes hotels owned, managed, or franchised by the Company in the current period, with same hotel pro forma statistics for prior period.
(2) REVPAR represents the total room revenues divided by total available rooms, net of rooms out of service due to significant renovations.
(3) Rooms, which were under renovation, were excluded from REVPAR and average occupancy percentage. Due to the short duration of renovation, in the opinion of management, excluding these rooms did not have a material impact on REVPAR and average occupancy percentage.
(4) ADR represents total room revenues divided by the total number of rooms occupied by hotel guests on a paid basis.
(5) Average occupancy percentage represents total rooms occupied divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 TO THE THREE MONTHS ENDED JUNE 30, 2000

         Total revenues decreased $613 thousand, or 1.9%, to $32.4 million in 2001 from $33.0 million in 2000. This is attributed primarily to a decrease in hotel revenue of 4.4% which was partially offset with an increase in revenue from the TicketsWest division.

         Total hotel and restaurant revenues decreased $1.3 million, or 4.4%, to $27.4 million in 2001 from $28.6 million in 2000. Combined Hotel ADR increased $3.55, or 4.0%, to $91.61 in 2001 from $88.06 in 2000. Combined Hotel REVPAR increased $0.91, or 1.5%, to $60.11 in 2001 from $59.20 in 2000.

         Total Franchise, Central Services and Development revenues decreased $35 thousand, or 4.3% to $795 thousand in 2001 from $831 thousand in 2000.

         TicketsWest revenues increased $657 thousand, or 61.6%, to $1.7 million in 2001 from $1.1 million in 2000. TicketsWest revenue increased primarily from increased ticket sales revenue by the Company in Colorado, increased entertainment presentations and the addition of revenue from the expansion of the Company and the expansion of Internet services and fees.

         Real Estate Division revenue increased $137 thousand, or 5.9%, to $2.5 million in 2001 from $2.3 million in 2000 primarily from additional occupancy and lease income in the Company owned commercial office buildings.

         Direct operating expenses decreased $364 thousand, or 1.4 %, to $25.3 million in 2001 from $25.7 million in 2000. The decrease in direct expenses is primarily from reduced labor and operating expenses in the hotels and was offset partially by increased 800 Center and entertainment expenses in the TicketsWest Division. Direct operating expenses increased as a percentage of total revenues to 78.2 % in 2001 from 77.8% in 2000.

         Total undistributed corporate operating expenses increased $10 thousand, or 1.7%, to $588 thousand in 2001 from $579 thousand in 2000. Total undistributed corporate operating expenses as a percentage of total revenues was 1.8% in both periods.

         Operating income decreased $259 thousand, or 3.8%, to $6.5 million in 2001 from $6.8 million in 2000. As a percentage of total revenues, operating income decreased to 20.0% in 2001 from 20.4% in 2000.

         Interest expense decreased $726 thousand, or 19.5%, to $3.0 million in 2001 from $3.7 million in 2000. This decrease is primarily related to a reduction in the average interest rate paid on the Company's variable rate debt and reduced total debt outstanding.

         Other income increased to $3.8 million in 2001 from $10 thousand in 2000. The other income in 2001 reflects a one time gain which is the result of the final settlement of insurance claims for a fire in the Lincoln Building.

         Income tax provision increased 135.6%, to $2.6 million in 2001 from $1.1 million in 2000, due to the increase in income before taxes. The effective income tax provision rate was 36.8% and 36.7% for 2001 and 2000,respectively.

         Net income increased $2.6 million, or 133.8%, to $4.5 million in 2001 from $1.9 million in 2000. Earnings per share before extraordinary item increased 133.3% to $0.35 in 2001 from $0.15 in 2000. Net income increased primarily from the one time gain from the insurance settlement and the reduction of interest expenses. Excluding the impact of the insurance settlement, the pro forma earnings per share would be $0.17 versus $0.15 in 2000, a 13% increase.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS
ENDED JUNE 30, 1999

         Total revenues increased $331 thousand, or 0.5%, to $60.6 million in 2001 from $60.2 million in 2000.

         Total hotel and restaurant revenues decreased $820 thousand, or 1.6%, to $50.3 million in 2001 from $51.1 million in 2000. Combined Hotel ADR increased $4.23, or 4.9%, to $89.80 in 2001 from $85.57 in 2000. Combined Hotel REVPAR increased $2.57, or 4.9%, to $54.99 in 2001 from $52.42 in 2000.

         Franchise, Central Services and Development revenues decreased $264 thousand, or 15.3%, to $1.5 million in 2001 from $1.7 million in 2000.

         TicketsWest revenues increased $1.2 million, or 48.1%, to $3.7 million in 2001 from $2.5 million in 2000. TicketsWest revenue increased primarily from increased shows presented by the Company, increased attendance at entertainment events and the addition of revenue from the expansion of the Company in Colorado and the expansion of Internet services and fees.

         Real Estate Division revenue increased $309 thousand, or 6.7%, to $5.0 million in 2001 from $4.6 million in 2000 primarily from additional lease revenue from Company owned real estate.

         Direct operating expenses increased $453 thousand, or 0.9%, to $49.6 million in 2001 from $49.1 million in 2000, primarily due to the increased expenses to operate the TicketsWest Division in Colorado, increased 800 Center expenses and offset with reduced expenses in the Hotel and Restaurant Division which has improved its operating efficiencies. This represents an increase in direct operating expenses as a percentage of total revenues to 81.9% in 2001 to 81.6% in 2000.

         Total undistributed corporate operating expenses decreased $6 thousand, or 0.5%, to $1.2 million in 2001. Total undistributed corporate operating expenses as a percentage of total revenues was 1.9%.

         Operating income decreased $116 thousand, or 1.2%, to $9.8 million in 2001 from $9.9 million in 2000. As a percentage of total revenues, operating income decreased to 16.2% in 2001 from 16.5% in 2000.

         Interest expense decreased $882 thousand, or 12.2%, to $6.4 million in 2001 from $7.2 million in 2000. This decrease is attributed to a decrease in the total debt outstanding and a decrease in the interest rates charged on the Company's variable rate debt.

         Income tax provision increased 192.3%, to $3.1 million in 2001 from $1.0 million in 2000, due to the increase in income before taxes. The effective income tax provision rate was 36.8% and 36.8 for 2001 and 2000 respectively.

         Net income increased $3.4 million, or 190.6%, to $5.2 million in 2001 from $1.8 million in 2000. Earnings per share before extraordinary item and cumulative effect of accounting change, increased to $0.40 in 2001 from $0.14 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's principal sources of liquidity have been cash on hand, cash generated by operations and borrowings under an $120.0 million revolving credit facility. Cash generated by operations in excess of operating expenses is used for capital expenditures and to reduce amounts outstanding under the Revolving Credit Facility. In May 2001, the Company refinanced a portion of the Revolving Credit Facility with 10 year fixed rate debt and reduced the commitment to $90 million. Hotel acquisitions, development and expansion have been and will be financed through a combination of internally generated cash, borrowing under credit facilities, and the issuance of Common Stock or OP Units.

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

         At June 30, 2001, the Company had $2.9 million in cash and cash equivalents. The Company has made extensive capital expenditures over the last three years, $3.7 million, $8.5 million, $63.3 million and $123.6 million in owned and joint venture properties in the six months ended June 30, 2001, and the years ended December 31, 2000, 1999,and 1998. These expenditures included guest room, lounge and restaurant renovations, public area refurbishment, telephone and computer system upgrades, tenant improvements, property acquisitions, construction, and corporate expenditures and were funded from the initial public offering, issuance of operating partnership units, operating cash flow and debt. The Company establishes reserves for capital replacement in the amount of 4.0% of the prior year's actual gross hotel income to maintain the Hotels at acceptable levels. Acquired hotel properties have a separate capital budget for purchase, construction, renovation, and branding costs. Capital expenditures planned for Hotels in 2001 are expected to be approximately $6.0 million. Management believes the consistent renovation and upgrading of the Hotels and other properties is imperative to its long-term reputation and customer satisfaction.

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

         The Revolving Credit Facility contains various representations, warranties, covenants and events of default deemed appropriate for a Credit Facility of similar size and nature. Covenants and provisions in the definitive credit agreement governing the Revolving Credit Facility include, among other things, limitations on: (i) substantive changes in the Company's and Operating Partnership's current business activities, (ii) liquidation, dissolution, mergers, consolidations, dispositions of material property or assets involving the Company and its affiliates or their assets, as the case may be, and acquisitions of property or assets of others, (iii) the creation or existence of deeds of trust or other liens on property or assets, (iv) the addition or existence of indebtedness, including guarantees and other contingent obligations, (v) loans and advances to others and investments in others, (vi) redemption of subordinated debt, (vii) amendment or modification of certain material documents or of the Articles in a manner adverse to the interests of the lenders under the Revolving Credit Facility, (viii) payment of dividends or distributions on the Company's capital stock, and (ix) maintenance of certain financial ratios. Each of the covenants described above provides for certain ordinary course of business and other exceptions. If the Company breaches any of these covenants and does not obtain a waiver of that breach, the breach will constitute an event of default under the Revolving Credit Facility. At June 30, 2001, the Company had $64.8 million outstanding under the Revolving Credit Facility and was in compliance with all required covenants. The Revolving Credit Facility restricted the Company from paying any dividends as of June 30, 2001.

         In addition to the Revolving Credit Facility, as of June 30, 2001, the Company had debt and capital leases outstanding of approximately $92.5 million consisting of primarily variable and fixed rate debt secured by individual properties.

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

SEASONALITY

         The lodging industry is seasonal in nature, with the months from May through October generally accounting for a greater portion of annual revenues than the months from November through April. For example, for the year ended December 31, 2000, our revenues in the first through fourth quarters were 21.6%, 26.3%, 29.3% and 22.8%, respectively, of our total revenue for such year and our net income for the first through fourth quarters was (2.5)%, 33.3%, 63.3% and 5.9%, respectively, of our total net income for that year. Quarterly earnings also may be adversely affected by events beyond our control, such as extreme weather conditions, economic factors and other considerations affecting travel.

INFLATION

         The effect of inflation, as measured by fluctuations in the Consumer Price Index, has not had a material impact on the Company's revenues or net income during the periods under review.

NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations." This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. There will be no effect on the Company's financial position, results of operations or cash flows of adopting SFAS 141.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company expects that adoption of SFAS 142 will increase annual operating income by approximately $856 thousand.

PART II - OTHER INFORMATION
---------------------------

ITEMS 1, 2, 3 and 5 of Part II are omitted from this report, as they are not applicable.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders on May 21, 2001, the following actions were taken:

Total Outstanding Shares: 12,948,396


1.  Election of Directors
                                                      Votes        Votes
Name                    Votes For         PCT        Against      Abstained
------------------      ----------       -----      ---------    -----------
Donald K. Barbieri      12,135,278       93.7%       104,335
Ronald R. Taylor        12,135,278       93.7%       104,335
Arthur M. Coffey        12,135,278       93.7%       104,335



2. Ratification of PricewaterhouseCoopers LLP as independent auditors for the year ending December 31, 2001.

                                                      Votes         Votes
                        Votes For         PCT        Against      Abstained
                        ----------       -----      ---------    -----------
                        12,235,687       94.5%         525          3,401




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             10.1 - IDS-American Express Deed of Trust
             10.2 - JP Morgan Deed of Trust
             10.3 - Second Amendment to the Amended and Restated
                    Credit Agreement


         (b) Reports on Form 8-K

             The Company filed a report on Form 8-K to show a change in the Registrant's Certifying Accountant on June 29, 2001.

WESTCOAST HOSPITALITY CORPORATION





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities stated and on the date indicated.




                                  WESTCOAST HOSPITALITY CORPORATION (Registrant)


Date: August 14, 2001             By: /s/ Arthur M. Coffey
                                      -------------------------------------
                                      Arthur M. Coffey, Executive Vice
                                      President and Chief Financial Officer