Form 10-Q
period 2001-09-30
WESTCOAST HOSPITALITY CORP
filed 2001-11-14
CIK 1052595

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15)d OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001
                                        ------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period ______________ to ______________


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

As of October 31, 2001, there were 12,959,700 shares of the Registrant's common stock outstanding.

================================================================================

                        WESTCOAST HOSPITALITY CORPORATION

                                    Form 10-Q
                    For the Quarter Ended September 30, 2001

INDEX

Part I - Financial Information

         Item 1 - Financial Statements:

         -   Consolidated Balance Sheets --
             September 30, 2001 and December 31, 2000                   3-4

         -   Consolidated Statements of Income --
             Three and Nine Months Ended September 30,
             2001 and 2000                                              5-6

         -   Consolidated Statements of Cash Flows --
             Nine Months Ended September 30, 2001 and 2000              7-8

         -   Notes to Consolidated Financial Statements                9-13

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                          14-21

PART II - Other Information

         Item 6 - Exhibits and Reports on Form 8-K                       22

Part I - Financial Information
ITEM 1.  FINANCIAL STATEMENTS

WESTCOAST HOSPITALITY CORPORATION CONSOLIDATED BALANCE SHEETS (UNAUDITED) September 30, 2001 and December 31, 2000
(in thousands, except share data)

                                                   September 30,    December 31,
                                                   2001             2000
                                                   --------         --------
ASSETS

Current assets:
    Cash and cash equivalents                      $  3,587         $  3,476
    Accounts receivable                               6,761            6,232
    Income taxes refundable                            --                  5
    Inventories                                       1,159            1,130
    Prepaid expenses and deposits                     1,355              733
                                                   --------         --------
           Total current assets                      12,862           11,576

Property and equipment, net                         244,847          242,548
Intangible assets, net                               28,255           28,897
Other assets, net                                     2,409           21,813
                                                   --------         --------
           Total assets                            $308,373         $304,834
                                                   ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                               $  2,562         $  3,432
    Accrued payroll and related benefits              4,256            2,453
    Income taxes payable                              2,362             --
    Accrued interest payable                            798              708
    Other accrued expenses                            5,922            5,052
    Long-term debt, due within one year               3,189            2,393
    Capital lease obligations, due within
        one year                                        393              529
                                                   --------         --------
           Total current liabilities                 19,482           14,567

Long-term debt, due after one year                  114,653           52,861
Notes payable to bank                                33,100          106,500
Capital lease obligations, due after
    one year                                            365              657
Deferred income taxes                                18,773           16,631
Minority interest in partnerships                     3,009            2,881
                                                   --------         --------
           Total liabilities                        189,382          194,097
                                                   --------         --------

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED), CONTINUED
September 30, 2001 and December 31, 2000
(in thousands, except share data)

                                                    September 30,   December 31,
                                                    2001            2000
                                                    --------        --------
Commitments and contingencies

Stockholders' equity:
    Preferred stock - 5,000,000 shares authorized,
        $0.01 par value, -0- shares issued
        and outstanding                             $   --          $   --
    Common stock - 50,000,000 shares authorized,
        $0.01 par value; 12,959,700 and
        12,933,106 shares issued and outstanding         130             129
Additional paid-in capital                            83,966          83,845
Retained earnings                                     34,895          26,763
                                                    --------        --------
           Total stockholders' equity                118,991         110,737
                                                    --------        --------
           Total liabilities and stockholders'
               equity                               $308,373        $304,834
                                                    ========        ========


The accompanying notes are an integral part of the consolidated financial statements.

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) for the three and nine months ended September 30, 2001 and 2000
(in thousands, except per share data)

                                                                Three Months Ended                Nine Months Ended
                                                                September 30,                     September 30,
                                                                -------------------------         -------------------------
                                                                2001             2000             2001             2000
                                                                --------         --------         --------         --------
Revenues:
    Hotels and Restaurants                                      $ 28,224         $ 31,922         $ 78,541         $ 83,060
    Franchise, Central Services and Development                    1,108              866            2,571            2,593
    TicketsWest                                                    1,969            1,752            5,645            4,234
    Real Estate Division                                           2,453            2,313            7,411            6,962
    Corporate Services                                                90               57              246              301
                                                                --------         --------         --------         --------
                                                                  33,844           36,910           94,414           97,150
                                                                --------         --------         --------         --------
Operating expenses:
    Direct:
        Hotels and Restaurants                                    19,630           21,099           57,174           59,903
        Franchise, Central Services and Development                  500              297            1,254              868
        TicketsWest                                                1,842            1,852            5,342            4,077
        Real Estate Division                                       1,154            1,088            3,412            3,331
        Corporate Services                                            48               48              132              183
        Depreciation and amortization of tangible assets           2,609            2,401            7,637            7,147
Amortization of goodwill                                             214              215              642              647
                                                                --------         --------         --------         --------
               Total direct expenses                              25,997           27,000           75,593           76,156
    Undistributed corporate expenses                                 584              319            1,756            1,486
                                                                --------         --------         --------         --------
               Total expenses                                     26,581           27,319           77,349           77,642
                                                                --------         --------         --------         --------

Operating income                                                   7,263            9,591           17,065           19,508

Other income (expense):
    Interest expense                                              (2,961)          (3,717)          (9,312)         (10,949)
    Interest income                                                   61               72              203              201
    Other income                                                     325              135            5,133              148
    Conversion expenses                                              (25)            (219)             (30)            (232)
    Equity in investments                                             49               75               76               97
    Minority interest in partnerships                                (85)            (111)            (231)            (113)
                                                                --------         --------         --------         --------

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) for the three and nine months ended September 30, 2001 and 2000
(in thousands, except per share data)

                                                     Three Months Ended              Nine Months Ended
                                                     September 30,                   September 30,
                                                     ------------------------        -------------------------
                                                     2001            2000            2001             2000
                                                     --------        --------        --------         --------
Income before income taxes                           $  4,627           5,826          12,904            8,660
Income tax provision                                    1,703           2,142           4,749            3,184
                                                     --------        --------        --------         --------
Income before extraordinary item                        2,924           3,684           8,155            5,476
Extraordinary item, net of taxes                         --              --               (23)            --
                                                     --------        --------        --------         --------
Net income                                           $  2,924        $  3,684        $  8,132         $  5,476
                                                     ========        ========        ========         ========
Net income per share - basic and diluted             $   0.23        $   0.28        $   0.63         $   0.42
                                                     ========        ========        ========         ========
Weighted-average common shares outstanding --
    basic                                              12,960          12,964          12,951           12,948
                                                     ========        ========        ========         ========
Weighted-average common shares outstanding --
    diluted                                            13,246          13,260          13,237           13,244
                                                     ========        ========        ========         ========







The accompanying notes are an integral part of the consolidated financial statements.

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the nine months ended September 30, 2001 and 2000
(in thousands)

                                                                 2001             2000
                                                                 --------         --------
Operating activities:
    Net income                                                   $  8,132         $  5,476
    Adjustments to reconcile net income to
     net cash provided by operating
     activities:
           Depreciation and amortization                            8,279            7,794
           (Gain) loss on disposition of property &
               equipment                                           (1,353)             200
           Gain on insurance settlement                            (3,782)            --
           Deferred income tax provision                            2,142             --
           Extraordinary item                                           9             --
           Minority interest in partnerships                          231              113
           Equity in investments                                      (76)             (97)
           Compensation expense related to stock issuance              15              177
           Change in:
               Accounts receivable                                   (529)          (2,000)
               Inventories                                            (29)              18
               Prepaid expenses and deposits                         (617)            (303)
               Income taxes receivable/payable                      2,368              601
               Accounts payable                                      (870)          (2,413)
               Accrued payroll and related benefits                 1,803              (55)
               Accrued interest payable                                90              (21)
               Other accrued expenses                                 870           (1,415)
                                                                 --------         --------
                 Net cash provided by
                    operating activities                           16,683            8,075
                                                                 --------         --------
Investing activities:
    Additions to property and equipment                            (5,573)          (6,537)
    Cash paid for acquisitions                                       --               (157)
    Proceeds from disposition of property
        and equipment                                               1,796             --
    Cash received from partnership investments                         67             --
    Other, net                                                       (413)             348
                                                                 --------         --------
                  Net cash used in investing activities            (4,123)          (6,346)
                                                                 --------         --------
Financing activities:
    Distribution to minority interest holders                        (102)             (17)
    Proceeds from note payable to bank                               --             15,137
    Repayment of note payable to bank                             (73,400)          (7,100)
    Proceeds from long-term debt                                   74,400             --
    Repayment of long-term debt                                   (11,812)          (9,100)
    Proceeds from issuance of common stock under
        employee stock purchase plan                                  106              177
    Principal payments on capital lease obligations                  (429)            (519)
    Additions to deferred financing costs                          (1,212)            (377)
                                                                 --------         --------
                  Net cash used in
                  financing activities                            (12,449)          (1,799)
                                                                 --------         --------

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the nine months ended September 30, 2001 and 2000
(in thousands)


                                                             2001           2000
                                                             -------        -------
Change in cash and cash equivalents:
    Net increase (decrease) in cash and cash
        equivalents                                          $   111        $   (70)
    Cash and cash equivalents at beginning of
        period                                                 3,476          4,357
                                                             -------        -------
    Cash and cash equivalents at end of period               $ 3,587        $ 4,287
                                                             =======        =======
Supplemental disclosure of cash flow information:

        Noncash investing and financing activities:
           Acquisition of property through assumption
               of capital leases                             $  --          $   108
           Acquisition of property                              --              277







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

         In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at September 30, 2001 and the consolidated results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.

    2.   ORGANIZATION:

         At September 30, 2001, the Company had ownership interests and operated 23 hotel properties, managed an additional 10 properties and franchised an additional 13 properties, totaling 46 hotels in 9 states, including Alaska, Arizona, California, Hawaii, Idaho, Montana, Oregon, Utah and Washington. Additionally, the Company provides computerized ticketing for entertainment events and arranges Broadway and other entertainment event productions. The Company owns and manages ticketing operations in Colorado, Idaho, Montana, Oregon and Washington. The Company also leases retail and office space in buildings owned by the Company and manages residential and commercial properties for others in Idaho, Montana and Washington.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

    3.   LONG-TERM DEBT AND LINE OF CREDIT:

         The Company obtained an $120 million revolving secured credit facility with a consortium of banks. In May 2001, in conjunction with refinancing a portion of the credit facility with long term debt, the Company lowered the total commitment to $70 million. The credit facility is collateralized by certain property and requires that the Company maintain certain financial ratios, minimum levels of cash flows and restricts the payment of dividends. Any outstanding borrowings bear interest based on the prime rate or LIBOR, plus 180 to 325 basis points depending on the total funded debt levels. The credit facility matures in May 2003. At September 30, 2001, $33.1 million was outstanding under the credit facility. The Company was in compliance with all required covenants at September 30, 2001.

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

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.       BUSINESS SEGMENTS, CONTINUED:

         Selected information with respect to the segments is as follows (in thousands):

                                                 Three Months Ended                Nine Months Ended
                                                 September 30,                     September 30,
                                                 -------------------------         -------------------------
                                                 2001             2000             2001             2000
                                                 --------         --------         --------         --------
Revenues:
   Hotels and Restaurants                        $ 28,224         $ 31,922         $ 78,541         $ 83,060
   Franchise, Central Services
     and Development                                1,108              866            2,571            2,593
   TicketsWest                                      2,230            2,141            6,488            5,242
       Less:  inter-segment revenues                 (261)            (389)            (843)          (1,008)
   Real Estate Division                             2,453            2,313            7,411            6,962
   Corporate Services and other                        90               57              246              301
                                                 --------         --------         --------         --------
                                                 $ 33,844         $ 36,910         $ 94,414         $ 97,150
                                                 ========         ========         ========         ========
Operating income:
   Hotels and Restaurants                        $  6,556         $  8,917         $ 15,329         $ 17,478
   Franchise, Central Services
     and Development                                  506              469            1,014            1,424
   TicketsWest                                       --               (199)             (37)            (108)
   Real Estate Division                               938              891            2,963            2,641
   Corporate Services and other                      (737)            (487)          (2,204)          (1,927)
                                                 --------         --------         --------         --------
                                                 $  7,263         $  9,591         $ 17,065         $ 19,508
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

                                                      Three Months Ended              Nine Months Ended
                                                      September 30,                   September 30,
                                                      ------------------------        -------------------------
                                                      2001            2000            2001             2000
                                                      --------        --------        --------         --------
Numerator:
   Income before extraordinary
       item                                           $  2,924        $  3,684        $  8,155         $  5,476
   Extraordinary item                                     --              --               (23)            --
                                                      --------        --------        --------         --------
   Net income - basic                                    2,924           3,684           8,132            5,476
   Income effect of dilutive
       OP Units                                             48              57             141               72
                                                      --------        --------        --------         --------
   Net income - diluted                               $  2,972        $  3,741        $  8,273         $  5,548
                                                      ========        ========        ========         ========
Denominator:
   Weighted-average shares
       outstanding - basic                              12,960          12,964          12,951           12,948
   Effect of dilutive common
       OP units                                            286             296             286              296
   Effect of dilutive common
       stock options                                       (A)             (A)             (A)              (A)
                                                      --------        --------        --------         --------
   Weighted-average shares
       outstanding -diluted                             13,246          13,260          13,237           13,244
                                                      ========        ========        ========         ========
Earnings per share - basic
 and diluted:

   Net income per share -                             $   0.23        $   0.28        $   0.63         $   0.42
       basic and diluted                              ========        ========         =======          =======

         (A)    At September 30, 2001 and 2000, 941,041 and 1,010,687 stock options were outstanding, respectively. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2001 and 2000 because they are anti-dilutive.

                The effect of the shares which would be issued upon conversion of the convertible notes have been excluded from the calculation of diluted earnings per share because they are anti-dilutuve.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.       NEW ACCOUNTING PRONOUNCEMENTS

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

                        WESTCOAST HOSPITALITY CORPORATION
ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The following discussion and analysis addresses the results of operations for the Company for the three and nine months ended September 30, 2001 and 2000. The following should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in "Risk Factors" and elsewhere in the Form 10-K filed by the Company for the year ended December 31, 2000.

         The Company's revenues are derived primarily from the Hotels and reflect revenue from rooms, food and beverage, third party management contracts, and other sources, including telephone, guest services, banquet room rentals, gift shops and other amenities. Hotel revenues accounted for 83.4% of total revenue in the three months ended September 30, 2001 and decreased 11.6% to $28.2 million in 2001 from $31.9 million in 2000. The balance of the Company's revenues is derived from its Franchise, Central Services and Development, TicketsWest, Real Estate Division, and Corporate Services divisions. These revenues are generated from franchise fees, ticket distribution handling fees, Internet services, real estate management fees, sales commissions and rents. Franchise, Central Services and Development accounted for 3.3% of the Company's revenue for the three months ended September 30, 2001, TicketsWest accounted for 5.8% and Real Estate Division accounted for 7.2% of total revenues for the period.

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

The following table sets forth-selected items from the consolidated statements of income as a percent of total revenues and certain other selected data:

                                               Three Months Ended                  Nine Months Ended
                                               September 30,                       September 30,
                                               ---------------------------         ---------------------------
                                               2001              2000              2001              2000
                                               ---------         ---------         ---------         ---------
Revenues:
 Hotels & Restaurants                             83.4%             86.5%             83.2%             85.5%
 Franchise, Central Services
  & Development                                    3.3               2.4               2.7               2.7
 TicketsWest                                       5.8               4.7               6.0               4.3
 Real Estate Division                              7.2               6.3               7.8               7.2
        Corporate Services & Other                 0.3               0.1               0.3               0.3
                                               ---------         ---------         ---------         ---------
                                                 100.0%            100.0%            100.0%            100.0%
                                               =========         =========         =========         =========
Direct Operating Expenses                         76.8              73.2%             80.0%             78.4%
Undistributed Corporate
  Operating Expense                                1.7               0.9               1.9               1.5
Operating Income                                  21.5              26.0              18.1              20.1
Interest Expense                                   8.7              10.1               9.9              11.3
Income Tax Provision                               5.0               5.8               5.0               3.3
       Net income                                  8.6%             10.0%              8.6%              5.6%

Hotel Statistics (1)
Hotels open at end of period                        46                45                46                45
Available Rooms                                  8,607             8,681             8,607             8,681
REVPAR (2)(3)                                   $62.07            $67.47            $57.37            $57.63
ADR (4)                                         $90.27            $90.71            $89.97            $87.43
Occupancy (5)                                     68.8%             74.4%             63.8%             65.9%

(1) Hotel statistics for the three and nine months ended September 30, 2001, are presented for Combined Hotels. Combined Hotels includes hotels owned, managed, or franchised by the Company in the current period, with same hotel pro forma statistics for prior period.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

         Total revenues decreased $3.1 million, or 8.6%, to $33.8 million in 2001 from $36.9 million in 2000. This is attributed primarily to a decrease in hotel revenue of 11.6% which was partially offset with an increase in revenue from the TicketsWest division, the Franchise, Central Services and Development division and the Real Estate division.

         Total hotel and restaurant revenues decreased $3.7 million, or 11.6%, to $28.2 million in 2001 from $31.9 million in 2000. Included in hotel and restaurant revenues are revenues under hotel management contracts of $698 thousand and $670 thousand for the three months ended September 30, 2001 and 2000, respectively. Combined Hotel ADR decreased $0.44, or 0.5%, to $90.27 in 2001 from $90.71 in 2000. Combined Hotel REVPAR decreased $5.40, or 8.0%, to $62.07 in 2001 from $67.47 in 2000. The September 11, 2001 terrorist attacks had an impact on the ability and motivation of our customers to travel and utilize our hotels and restaurants.

         Franchise, Central Services and Development revenues increased $242 thousand, or 27.9%, to $1.1 million in 2001 from $866 thousand in 2000.

         TicketsWest revenues increased $217 thousand, or 12.4%, to $2.0 million in 2001 from $1.8 million in 2000. TicketsWest revenue increased primarily from increased tickets sales revenue by the Company in Colorado, increased entertainment presentations and addition of revenue from the expansion of the Company and the expansion of Internet services and fees.

         Real Estate Division revenue increased $140 thousand, or 6.1%, to $2.5 million in 2001 from $2.3 million in 2000 primarily from additional occupancy and lease income in the Company owned commercial office buildings.

         Direct operating expenses decreased $1.0 million, or 3.7%, to $26.0 million in 2001 from $27.0 million in 2000. The decrease in direct expenses is primarily from reduced labor and operating expenses in the hotels. Direct operating expenses increased as a percentage of total revenues to 76.8% in 2001 from 73.2% in 2000.

         Total undistributed corporate operating expenses increased $265 thousand, or 82.9%, to $584 thousand in 2001 from $319 thousand in 2000. Total undistributed corporate operating expenses as a percentage of total revenues increased 0.8 % to 1.7% in 2001 from 0.9% in 2000.

         Operating income decreased $2.3 million, or 24.3%, to $7.3 million in 2001 from $9.6 million in 2000. As a percentage of total revenues, operating income decreased to 21.5% in 2001 from 26.0% in 2000. This decrease is primarily due to the decrease in revenues from the Hotel and Restaurant division and the increase in direct operating expenses as a percentage revenue.

         Interest expense decreased $756 thousand, or 20.3%, to $3.0 million in 2001 from $3.7 million in 2000. This decrease is primarily related to a reduction in the average interest rate paid on the Company's variable rate debt and reduced total debt outstanding.

         Income tax provision decreased 20.5%, to $1.7 million in 2001 from $2.1 million in 2000, due to the decrease in income before taxes. The effective income tax provision rate was 36.8% for both 2001 and 2000.

         Net income decreased $760 thousand, or 20.6%, to $2.9 million in 2001 from $3.7 million in 2000. Earnings per share before extraordinary item and cumulative effect of accounting change, decreased to $0.23 in 2001 from $0.28 in 2000.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

         Total revenues decreased $2.7 million, or 2.8%, to $94.4 million in 2001 from $97.1 million in 2000.

         Total hotel and restaurant revenues decreased $4.5 million, or 5.4%, to $78.5 million in 2001 from $83.1 million in 2000. Included in hotel and restaurant revenues are revenues under hotel management contracts of $1.8 million and $1.7 million for the nine months ended September 30, 2001 and 2000, respectively. Combined Hotel ADR increased $2.54, or 2.9%, to $89.97 in 2001 from $87.43 in 2000. Combined Hotel REVPAR decreased $0.26, or 0.5%, to $57.37 in 2001 from $57.63 in 2000.

         Franchise, Central Services and Development revenues decreased $22 thousand, or 0.9%, to $2.56 million in 2001.

         TicketsWest revenues increased $1.4 million, or 33.3%, to $5.6 million in 2001 from $4.2 million in 2000. TicketsWest revenue increased primarily from increased shows presented by the Company, increased attendance at entertainment events and the addition of revenue from the expansion of the Company in Colorado and the expansion of Internet services and fees.

         Real Estate Division revenue increased $449 thousand, or 6.5%, to $7.4 million in 2001 from $7.0 million in 2000 primarily from additional lease revenue from Company owned real estate.

         Direct operating expenses decreased $563 thousand, or 0.7%, to $75.6 million in 2001 from $76.2 million in 2000. This represents an increase in direct operating expenses as a percentage of total revenues to 80.1% in 2001 from 78.4% in 2000.

         Total undistributed corporate operating expenses increased $270 thousand, or 18.1%, to $1.8 million in 2001 from $1.5 million in 2000. Total undistributed corporate operating expenses as a percentage of total revenues increased 0.4% to 1.9% in 2001 from 1.5% in 2000.

         Operating income decreased $2.4 million, or 12.5%, to $17.1 million in 2001 from $19.5 million in 2000. As a percentage of total revenues, operating income decreased to 18.1% in 2001 to 20.1% in 2000.

         Interest expense decreased $1.6 million, or 15.0%, to $9.3 million in 2001 from $10.9 million in 2000. This decrease is attributed primarily to a decrease in the total debt outstanding and a decrease in the interest rates charged on the Company's variable rate debt.

         Income tax provision increased 49.2%, to $4.7 million in 2001 from $3.2 million in 2000 due to the increase in income before taxes. The effective income tax provision rate was 36.8% for 2001 and 2000.

         Net income increased $2.7 million, or 48.5%, to $8.1 million in 2001 from $5.5 million in 2000. Earnings per share increased to $0.63 in 2001 from $0.42 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's principal sources of liquidity have been cash on hand, cash generated by operations and borrowings under an $120.0 million revolving credit facility. Cash generated by operations in excess of operating expenses is used for capital expenditures and to reduce amounts outstanding under the Revolving Credit Facility. In May and August 2001, the Company refinanced a portion of the revolving credit facility with 10 year fixed rate debt and reduced the commitment to $70 million. Hotel acquisitions, development and expansion have been and will be financed through a combination of internally generated cash, borrowing under credit facilities, and the issuance of Common Stock or OP Units.

         The Company's short-term capital needs include food and beverage inventory, payroll and the repayment of interest expense on outstanding mortgage indebtedness. Historically, the Company has met these needs through internally generated cash. At September 30, 2001, the Company had negative working capital of $6.6 million which was caused by the timing of certain expenses. The Company believes that its internally generated cash will be sufficient to meet normal ongoing operating cash flow needs. However, if needed, the Company has cash available under its Revolving Credit Facility. The Company's long-term capital needs include funds for property acquisitions, scheduled debt maturities and renovations and other non-recurring capital improvements. The Company anticipates meeting its future long-term capital needs through the additional debt financing secured by the Hotels, by unsecured private or public debt offerings or by additional equity offerings or the issuances of OP Units, along with cash generated from internal operations.

         At September 30, 2001, the Company had $3.6 million in cash and cash equivalents. The Company has made extensive capital expenditures over the nine months and the last three years, $5.6 million, $8.5 million, $63.3 million, and $123.6 million in owned and joint venture properties in the nine months ended September 30, 2001, and the years ended December 31, 2000, 1999 and 1998. These expenditures included guest room, lounge and restaurant renovations, public area refurbishment, telephone and computer system upgrades, tenant improvements, property acquisitions, construction, and corporate expenditures and were funded from the initial public offering, issuance of operating partnership units, operating cash flow and debt. The Company establishes reserves for capital replacement in the amount of 4.0% of the prior year's actual gross hotel income to maintain the Hotels at acceptable levels. Acquired hotel properties have a separate capital budget for purchase, construction, renovation, and branding costs. Capital expenditures planned for Hotels in 2001 are expected to be approximately $4.1 million. Management believes the consistent renovation and upgrading of the Hotels and other properties is imperative to its long-term reputation and customer satisfaction.

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

         The Revolving Credit Facility contains various representations, warranties, covenants and events of default deemed appropriate for a Credit Facility of similar size and nature. Covenants and provisions in the definitive credit agreement governing the Revolving Credit Facility include, among other things, limitations on: (i) substantive changes in the Company's and Operating Partnership's current business activities, (ii) liquidation, dissolution, mergers, consolidations, dispositions of material property or assets involving the Company and its affiliates or their assets, as the case may be, and acquisitions of property or assets of others, (iii) the creation or existence of deeds of trust or other liens on property or assets, (iv) the addition or existence of indebtedness, including guarantees and other contingent obligations, (v) loans and advances to others and investments in others, (vi) redemption of subordinated debt, (vii) amendment or modification of certain material documents or of the Articles in a manner adverse to the interests of the lenders under the Revolving Credit Facility, (viii) payment of dividends or distributions on the Company's capital stock, and (ix) maintenance of certain financial ratios. Each of the covenants described above provides for certain ordinary course of business and other exceptions. If the Company breaches any of these covenants and does not obtain a waiver of that breach, the breach will constitute an event of default under the Revolving Credit Facility. At September 30, 2001, the Company had $33.1 million outstanding under the Revolving Credit Facility and was in compliance with all required covenants. The Revolving Credit Facility restricted the Company from paying any dividends as of September 30, 2001.

         In addition to the Revolving Credit Facility, as of September 30, 2001, the Company had debt and capital leases outstanding of approximately $118.6 million consisting of primarily variable and fixed rate debt secured by individual properties.

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

WE MAY FACE INTERRUPTION OF PRODUCTION AND SERVICES DUE TO INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM

         Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. The recent terrorist attacks had an impact on the ability and motivation of our customers to travel and utilize our hotels and restaurants, which resulted in decreased revenues during the third quarter. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

Part II - Other Information

---------------------------
ITEMS 1, 2, 3, 4 and 5 of Part II are omitted from this report, as they are not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a) Exhibits

                    10.1 - Column Financial Deed of Trust
                    10.2 - Column Financial Deed of Trust
                    10.3 - Column Financial Deed of Trust

                (b) Reports on Form 8-K
                      No reports on Form 8-K were filed for the three months ended September 30, 2001.

WESTCOAST HOSPITALITY CORPORATION


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities stated and on the date indicated.

                                  WESTCOAST HOSPITALITY CORPORATION (Registrant)

Date: November 14, 2001           By:  /s/ Arthur M. Coffey
                                       -----------------------------------
                                       Arthur M. Coffey, Executive Vice
                                         President and Chief Financial
                                         Officer