Form 10-K405
period 2001-12-31
WESTCOAST HOSPITALITY CORP
filed 2002-04-01
CIK 1052595

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


(Mark One)

   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2001

                                       OR

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______ to _______


                        Commission File Number 001-13957



                        WESTCOAST HOSPITALITY CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          WASHINGTON                                           91-1032187
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


  201 W. NORTH RIVER DRIVE, SUITE 100
          SPOKANE WASHINGTON                                    99201-2293
(Address of Principal Executive Offices)                        (Zip Code)


Registrant's Telephone Number, Including Area Code:           (509) 459-6100


Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                                 ON WHICH REGISTERED
--------------------------------------                   -----------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the Registrant's voting common stock held by non-affiliates was $62,150,047 as of March 15, 2002. There were 12,970,473 of the Registrant's common stock outstanding as of March 15, 2002.
================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Documents incorporated by reference herein: Portions of the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Registrant's 2001 fiscal year is incorporated by reference herein in Part III.



                                TABLE OF CONTENTS

PART  ITEM NO.  DESCRIPTION                                             PAGE NO.
----  --------  -----------------------------------------------------   --------

 I       1      Business.............................................       3

 I       2      Properties...........................................      14

 I       3      Legal Proceedings....................................      17

 I       4      Submission of Matters to a Vote of
                the Security Holders ................................      17

 I       4A     Executive Officers...................................      17

II       5      Market For Registrant's Common Equity and
                Related Stockholder Matters .........................      18

II       6      Selected Financial Data..............................      18

II       7      Management's Discussion and Analysis Of
                Financial Condition and Results of Operations........      20

II       7A     Quantitative and Qualitative Disclosures
                About Market Risk....................................      29

II       8      Financial Statements and Supplementary Data .........      31

II       9      Changes In and Disagreements With Accountants
                On Accounting and Financial Disclosure...............      63

III      10     Directors and Executive Officers Of The Registrant...      63

III      11     Executive Compensation ..............................      63

III      12     Security Ownership Of Certain Beneficial
                Owners and Management................................      63

III      13     Certain Relationships and Related Transactions ......      63

III      14     Exhibits, Financial Statement Schedules,
                and Reports On Form 8-K .............................      64

                                     PART I
                                     ------

ITEM 1.  BUSINESS
                                   THE COMPANY

     WestCoast Hospitality Corporation ("WestCoast" or the "Company") is a hotel operating company that owns, operates, franchises, acquires, develops, renovates and repositions hotels in the Western United States under its proprietary brand names, "WestCoast(R)", "Red Lion(R)", and related derivative usages.

     Effective at the end of 2001, WestCoast acquired all of the capital stock of Red Lion Hotels, Inc. The Red Lion acquisition included 47 owned, leased, licensed or franchised hotels (see "Recent Events").

     Substantially all of WestCoast's assets, including the hotels, are owned by or for the benefit of WestCoast Hospitality Limited Partnership, a Delaware limited partnership, ("the Operating Partnership" or "WHLP"). WestCoast manages the day to day operations of the Operating Partnership in its capacity as sole general partner.

     As of the end of 2001, including the Red Lion acquisition, the Company has ownership interests and operates 44 hotel properties, manages an additional 10 properties and franchises an additional 39 properties, totaling 93 hotels in 16 states, including Alaska, Arizona, California, Colorado, Hawaii, Idaho, Minnesota, Missouri, Montana, Nebraska, Nevada, Oregon, Texas, Utah, Washington and Wyoming.

     The Company re-branded five properties formerly operated under other brands to the WestCoast brand during 2001 (see "Recent Events"). The Company continues to operate properties acquired in the Red Lion transaction under the Red Lion(R) brand.

     Additionally, the Company provides computerized ticketing for entertainment events and arranges Broadway and other entertainment event productions under its TicketsWest(R) division, including www.TicketsWest.com(TM), its Internet ticketing service offering consumers up-to-the-minute information on live entertainment and the ability to make real-time ticket purchases of the best available seats to events through the website. The Company owns and manages ticketing operations in British Columbia, California, Colorado, Idaho, Kansas, Montana, Nebraska, Oregon, Washington and Wisconsin.

     The Company also leases retail and office space in buildings owned by the Company and manages residential and commercial properties in Idaho, Montana and Washington through its G&B(R) Real Estate Services division.

     The Company is seeking to become the dominant Hotel company in the Western United States and expansion into Canada and Mexico by providing customers with access to a WestCoast(R) or Red Lion(R) brand hotel in multiple locations throughout the region. Our growth strategy focuses on:

     o franchising of the WestCoast(R)and Red Lion(R)brands to third party hotel owners and operators;

     o    the management of third party owned hotels under our brands;

     o the acquisition and re-branding of full service hotels with predominately the WestCoast(R) name, including some acquisitions utilizing ownership entities in which the Company has a fractional interest;

     o the acquisition and re-branding of limited service hotels with predominately the Red Lion(R) name, including some acquisitions utilizing ownership entities in which the Company has a fractional interest;

     o the construction of new full service WestCoast(R) hotels and limited service Red Lion(R) hotels including some utilizing ownership entities in which the Company has a fractional interest and

     o    the expansion of existing owned hotels;

     Our operating strategy is designed to enhance our revenue and operating margins by increasing revenue per available room, average daily rate, occupancy and operating efficiencies at our hotels. This strategy includes:

     o building brand name recognition by maintaining our strategic focus on the Western United States, Canada and Mexico;

     o promoting coordinated franchise, marketing, and development programs utilizing corporate level departments in conjunction with local hotel-based personnel;

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

     o providing valuable guest benefit programs that promote customer loyalty, including our WestAwards(R) mileage/points program and other repeat guest programs; and

     o attracting and retaining qualified employees by providing ongoing training and incentive programs at all levels of employment to enhance productivity and align the efforts of employees with our objectives.

     For the year ended December 31, 2001, the Company's revenues were $120.6 million, operating income was $19.0 million, net income was $7.6 million, REVPAR for combined Hotels (owned, managed and franchised) was $53.26 and ADR was $88.08.

     The Company has an $70 million Revolving Credit facility provided by U.S. Bank N.A., as agent, which is used by the Company to finance property acquisitions, development and capital improvements and for general corporate purposes.

     In addition to the Hotel and Restaurant division, the Company operates three other divisions: (i) Franchise, Central Services and Development; (ii) TicketsWest and (iii) Real Estate Division. The Franchise, Central Service and Development division focuses on franchising the WestCoast brand to third party hotel owners and providing centralized purchasing and support services to these properties. The Franchise Division focuses on franchising the WestCoast(R) and Red Lion(R) brands to third party hotel owners. A Marketing department supports all owned and franchised hotels and develops and implements brand awareness programs. The Call Center manages internet, Global Distribution Systems, and voice reservations and phone orders for hotels. A Central Services department supports all divisions with centralized purchasing and specialized personnel.

     The TicketsWest division includes computerized event ticketing through G&B(R) Select A Seat, Fastixx, Colorado Neighborhood Box Office (CNBO), the WWW.TICKETSWEST.COM website and presentation of entertainment events. Ticket sales, through TicketsWest, one of the largest independent regional ticketing system in the United States, providing ticket distribution in nine states, plus British Columbia, together with website sales, resulted in a combined distribution in 2001 of over 3.1 million tickets. The division also presented 45 event performances. These services generate income from ticket sales and handling fees as well as additional room occupancy at the Hotels.

     The Company's Real Estate Division includes ownership of four office properties and one retail property containing in excess of 590,000 square feet of leasable space, the majority of which are located near the Hotels. In addition, it is the leasing agent and manager of more than 2.8 million square feet of retail and office properties (including owned properties) and approximately 2,748 residential units in the Northwest.

                            STRUCTURE OF THE COMPANY

     The Company is the sole general partner of the Operating Partnership. As sole general partner of the Operating Partnership, the Company has exclusive power to manage and conduct the operations of the Operating Partnership. The Company owned 97.8% of the Operating Partnership as of December 31, 2001. Subject to certain holding period requirements, the ownership interest of the remaining 2.2% is exchangeable, at the option of the third party holders thereof, for cash in an amount equal to the market value of an equivalent number of shares of Common Stock. The Company has the right, however, if such third party interests are tendered, to deliver to the holder, in lieu of cash, shares of Common Stock, on a one-for-one basis (subject to adjustment in the event of stock splits, stock dividends, combinations and reorganizations). As general partner of the Operating Partnership, whenever the Company shall issue shares of capital stock, the Company will contribute the net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue to the Company an equivalent number of OP Units with rights corresponding to the shares of capital stock issued by the Company.

     The Company also holds assets directly or through wholly owned subsidiaries (such as WestCoast Hotels, Inc. and Red Lion Hotels, Inc.) or through subsidiaries in which it has a partial ownership interest. Through the exchange feature described above, these additional assets are also held for the benefit of the third party owners of interests in the Operating Partnership.

                                  RECENT EVENTS

     In December, 2001, WestCoast acquired all of the capital stock of Red Lion Hotels, Inc. Red Lion's hotel portfolio consists of eight owned Red Lion hotel properties, 11 leased Red Lion hotel properties, 22 franchised Red Lion hotel properties, four licensed Red Lion Hotels, one owned Doubletree hotel property located in Pasco, Washington and one leased Doubletree hotel property located in Boise, Idaho. The Red Lion hotels total 7,016 rooms, and are located primarily in the Western U.S., including Arizona, California, Colorado, Idaho, Montana, Minnesota, Missouri, Nebraska, Nevada, Oregon, Washington, and Wyoming.

     As a result of that acquisition, and taking into account all other increases and losses in franchised or managed properties, WestCoast(R) increased the portfolio of the WestCoast(R) family of hotels from 8,704 rooms in 46 hotels located in 9 states to 16,095 rooms in more than 93 hotels located in 16 states. Of those hotels: 41 full service hotels are operated under the WestCoast(R) brand, 45 hotels are operated under the Red Lion(R) brand, and seven hotels are operated under other names.

     In the first quarter of 2002, the Company entered into an agreement for the sale of an 80.1% interest in its headquarters building in Spokane, Washington, while retaining the management of the building and the remaining ownership interest. The sale of the property is part of a previously announced strategy of the Company to sell non-core assets while maintaining sliver ownership interests and management responsibilities, with proceeds of the sales used for debt repayment and further growth of the Company. The sale is not reflected in the financial tables described below.

     WestCoast's principal executive offices are located at 201 W. North River Drive, Suite 100, Spokane, Washington 99201 and its telephone number is (509) 459-6100. Our website addresses are WWW.WESTCOASTHOTELS.COM and WWW.TICKETSWEST.COM.

                                INDUSTRY OVERVIEW

     The September 11 terror attack and the economic recession which it exacerbated dramatically impacted the domestic lodging industry, along with other segments of the economy dependent upon business activity and travel. The domestic lodging industry produced an estimated profit of $16.7 billion during 2001, down 31% from its record profitability in 2000. Smith Travel Research indicated that the average U.S. hotel occupancy ended in 2001 down 5.7% from 2000. ADR growth ended 2001 with 1.3% decline over 2000, while REVPAR declined by 6.9%. With the additional impact of the net addition of 79,794 rooms to the existing inventory, the industry had an overall revenue decline of 4.6% in 2001.

     The following table compares the percentage changes in REVPAR, ADR and occupancy for the years ended December 31, 2001 and 2000 of (i) hotels owned, operated and franchised by WestCoast Hospitality Corporation to (ii) U.S. full service hotels and (iii) all U.S. hotels.

                                        PERCENTAGE CHANGE VERSUS PRIOR PERIOD
                              --------------------------------------------------------
                                 REVPAR (1)             ADR              OCCUPANCY
                              ----------------    ----------------    ----------------
                               2001      2000      2001      2000      2001      2000
                              ------    ------    ------    ------    ------    ------
WestCoast Hotels (2)          (3.0)%     3.4%       0.7%     2.9%     (2.3)%     0.3%
U.S. Full Service Hotels (3)  (9.0)%     6.6%     (1.2)%     6.0%     (7.9)%     0.5%
U.S. Hotels (3) (4)           (6.9)%     5.7%     (1.3)%     4.9%     (5.7)%     0.8%

----------------------------
(1) Determined by dividing annual room revenue by annual available rooms.
(2) Includes Comparable Hotels (hotels owned, managed and franchised by the company for more than one year).
(3) Source:  Smith Travel Research.
(4) Included both full service and limited service hotels.


                         COMPETITION IN LODGING INDUSTRY

     The lodging industry is highly competitive. The Company competes with other national limited and full service hotel companies, as well as with various regional and local hotels. Many of the Company's competitors have a larger network of locations and greater financial resources than the Company. Competition in the United States lodging industry is based generally on brand name recognition, convenience of location, price, range of services and guest amenities offered, quality of customer service and overall product. We believe our brand recognition is good in the markets we serve and should be enhanced by the integration of the Red Lion(R) properties into the WestCoast(R) family of hotels. We also believe the continued refinement of our guest affinity programs, such as the Company's WestAwards program, will enhance guest loyalty. We have an advantage of having good locations, care, comfort, service and value. We believe our combination of first, second and third tier size cities and our combination of full and limited service properties enhances our opportunities. Nevertheless, demographic or other changes in one or more of the Company's markets could impact the convenience or desirability of the sites of certain of the hotels which would adversely affect the operations of those hotels. Further, there can be no assurance that new or existing competitors will not offer significantly lower rates or greater convenience, services or amenities or significantly expand or improve facilities in a market in which the hotels compete, thereby adversely affecting the Company's operations.

                                  RISK FACTORS

     This document and the documents we incorporate by reference contain forward-looking statements that involve risks and uncertainties. The statements in this document that are not purely historical are forward-looking statements. These statements may include, among others, statements regarding (i) the acquisition and re-branding of hotels with the WestCoast(R) name and Red Lion(R) name, (ii) the construction of new WestCoast(R) and Red Lion(R) hotels and (iii) the expansion of our TicketsWest(R) entertainment and ticketing activities. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions also identify forward-looking statements, but the absence of these words does not mean a statement is not forward-looking. We cannot guarantee the accuracy of these statements, which are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those we forecast in forward-looking statements due to a variety of factors, including those set forth in the following risk factors, elsewhere in this document and in the documents we have incorporated by reference. Before investing in the common stock, you should consider carefully the following factors, as well as the information contained in the rest of this document and in the documents we incorporate by reference.

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

     o changes in travel patterns, extreme weather conditions, cancellation of or changes in, events scheduled to occur in our markets; and

     o    the need to periodically repair and renovate our hotels.

As demonstrated by the recession and terrorist attack of 2001, adverse changes in these conditions could adversely affect our financial performance.

DUE TO THE GEOGRAPHIC CONCENTRATION OF OUR HOTELS, OUR RESULTS OF OPERATIONS ARE SUBJECT TO FLUCTUATIONS IN REGIONAL ECONOMIC CONDITIONS.

     Although our growth has diversified our geographic coverage, many of our hotels are located in the Pacific Northwest, 62 of 93 hotels are located in Oregon, Washington, Idaho and Montana. As a result, our results of operations and financial condition are significantly dependent on the economy of the Pacific Northwest. The Pacific Northwest economy is dependent in large part on a number of major industries, including agriculture, tourism, technology, timber and aerospace. These industries may be affected by:

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

     Although our growth has increased the number of significant markets in which we participate, we operate or market multiple hotels within several cities including Bend, Eugene and Portland, Oregon; Seattle, Spokane, Wentachee and Yakima, Washington; Kalispell, Montana; San Diego, California; Denver, Colorado; Springfield Missouri and Boise, Idaho. A downturn in general economic or other relevant conditions in these specific markets or in any other market in which we operate could adversely impact our results of operations and financial condition.

OUR EXPENSES MAY REMAIN CONSTANT EVEN IF OUR REVENUES DROP.

     Our growth has increased the percentage of our hotels which are franchised or managed rather than owned from 48.8% at the end of 2000 to 52.7% at the end of 2001. Nevertheless, a significant number of our hotels are owned, and the expenses of owning property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from a hotel. Our financial condition and ability to service debt could be adversely affected by:

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

OUR GROWTH IS DEPENDENT ON OUR ABILITY TO EXPAND OUR OPERATIONS.

     We intend to acquire additional hotels, ticket, and entertainment operations in the future. Acquisitions entail the risk that investments will fail to perform in accordance with our expectations. We also intend to continue the redevelopment and re-branding of other acquired hotels into "WestCoast" and "Red Lion" hotels. In addition, we expect to develop new hotels in the future, depending on market conditions. Hotel redevelopment and new project development is subject to a number of risks, including:

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

WE ARE SUBJECT TO REAL ESTATE OWNERSHIP RISKS.

     Our ownership portfolio at December 31, 2001, contained 49 properties, including 44 hotels, 2 office properties, 1 retail property and 2 mixed-use office and retail properties. Accordingly, we are subject to varying degrees of risk generally related to owning real estate. These risks, many of which are beyond our control, include:

     o changes in national, regional and local economic conditions; local real estate market conditions;

     o changes in interest rates, and the availability, cost and terms of financing and lease obligations;

     o the impact of present or future environmental legislation and adverse changes in zoning laws and other regulations; and

     o    compliance with environmental laws.


WE HAVE OUTSTANDING PREFERRED STOCK AND HAVE THE ABILITY TO ISSUE MORE.

     Our common stock is subordinate to all outstanding classes of preferred stock in the payment of dividends and other distributions made with respect to the common stock, including distributions upon liquidation or dissolution. Our board of directors is authorized to issue up to 5,000,000 shares of preferred stock without first obtaining shareholder approval. We have outstanding 303,771 shares of our Series A Preferred Stock and 303,771 shares of our Series B Preferred Stock, which have the right to significant dividends, an aggregate liquidation preference of over $30 million, and the right under certain circumstances to designate two individuals to serve on our board of directors. If we designate or issue other series of preferred stock, it will create additional securities that will have dividend and liquidation preferences over the common stock. If we issue convertible preferred stock, a subsequent conversion may dilute the interest of common shareholders'.

MANAGEMENT'S CONTROL OF THE COMPANY MAY LIMIT YOUR ABILITY TO CHANGE THE COMPOSITION OF THE BOARD OF DIRECTORS, AND MAY DETER A CHANGE IN CONTROL.

     Donald K. Barbieri, our Chairman, President and Chief Executive Officer, has sole voting and investment power with respect to 27.7% of our outstanding shares of common stock. Our directors and executive officers of the Company own or control a total of 40.0% of our outstanding shares of common stock. As long as management owns a substantial portion of the outstanding common stock, it will have the ability to control our management and affairs and will have the power to approve or block most actions requiring the approval of our shareholders, including a merger, or a sale of all the assets of the Company.

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

WE COULD EXPERIENCE SEASONAL FLUCTUATIONS IN OUR RESULTS OF OPERATIONS.

     The lodging industry is seasonal in nature. For example, in many of our markets, the months from May through October generally account for a greater portion of annual revenues than the months from November through April. For the year ended December 31, 2001, our revenues in the first through fourth quarters were 23.3%, 26.9%, 28.1% and 21.7%, respectively, of our total revenue for such year and our net income (loss) for the first through fourth quarters was 8.9%, 59.8%, 38.6% and (7.3)%, respectively, of our total net income for that year. As demonstrated by the September 11 tragedy, quarterly earnings also may be adversely affected by events beyond our control, such as extreme weather conditions, economic factors and other considerations affecting travel.

WE ARE DEPENDENT ON OUR SENIOR MANAGEMENT.

     We place substantial reliance on the lodging industry experience and the continued availability of our senior management. That management has been enhanced by the addition of experienced executives who have joined us from Red Lion Hotels, Inc. Our operations and strategic planning are led by: Donald K. Barbieri, Chairman, President and Chief Executive Officer; Arthur M. Coffey, Executive Vice President/Chief Financial Officer and President, WestCoast Hotels; Sharon Sanchez, Executive Vice President of the Hotel Division; and Richard L. Barbieri, Executive Vice President and General Counsel. We believe that our future success and our ability to manage future growth depend in large part upon the efforts of the senior management and on our ability to attract and retain other highly qualified personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. The Company does not carry key man insurance on any of its senior management.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH MANAGING AND LEASING PROPERTIES OWNED BY THIRD PARTIES.

     We plan to continue to manage and lease properties owned by third parties. Risks associated with these activities include the risk that the related contracts (which are typically cancelable upon 30-days' notice or upon certain events, including sale of the property) will be terminated by the property owner or will be lost in connection with a sale of such property, that contracts may not be renewed upon expiration or may not be renewed on terms consistent with current terms and that the rental revenues upon which management and leasing fees are based will decline as a result of general real estate market conditions or specific market factors affecting properties managed or leased by WestCoast(R), resulting in decreased management or leasing fee income.

THE PERFORMANCE OF OUR TICKETSWEST(R) DIVISION IS PARTICULARLY SUBJECT TO FLUCTUATIONS IN ECONOMIC CONDITIONS.

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

CERTAIN TYPES OF LOSSES MAY EXCEED INSURANCE COVERAGE.

     We carry comprehensive liability, public area liability, fire, flood, boiler and machinery, extended coverage and rental loss insurance covering our properties. There are, however, certain types of losses that are not generally insured because it is not economically feasible to insure against such losses. Should an uninsured loss or a loss in excess of insured limits occur with respect to any particular property, we could lose our capital invested in the property, as well as the anticipated future revenue from the property and, in the case of debt which is with recourse to the Company would remain obligated for any mortgage debt or other financial obligations related to the property. Although we believe that our properties are adequately insured, any such loss would adversely affect us. There is no assurance that material losses in excess of insurance proceeds will not occur in the future.

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

     In connection with our acquisition of a property, a Phase I environmental assessment is conducted by a qualified independent environmental engineer. Phase I environmental assessments have been performed on all of our owned properties, but not all leased properties, and we expect that all of our future hotel acquisitions will be subject to a Phase I environmental assessment. A Phase I environmental assessment involves researching historical usage's of a property, databases containing registered underground storage tanks and other matters, including an on-site inspection, to determine whether an environmental issue exists with respect to the property which needs to be addressed. If the results of a Phase I environmental assessment reveal potential issues, a Phase II environmental assessment, which may include soil testing, ground water monitoring or borings to locate underground storage tanks, may, depending upon the circumstances, be ordered for further evaluation.

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

WE HAVE INCURRED DEBT FINANCING AND MAY INCUR INCREASED INDEBTEDNESS IN CONNECTION WITH ACQUISITIONS.

     Our outstanding indebtedness as of December 31, 2001 was approximately $171.9 million. Substantially all of our outstanding indebtedness is secured by individual properties, including our hotels. Borrowings under the Revolving Credit Facility are used by us to repay existing indebtedness, to fund the acquisition of hotels, to fund renovations and capital improvements to hotels and for general working capital needs. The Revolving Credit Facility is secured by deeds of trust on certain of our properties. At December 31, 2001, our outstanding indebtedness had a weighted average annual interest rate of 7.73%. At December 31, 2001, our ratio of long-term debt (including capital lease obligations) to equity was 1.13 to 1.

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

     A portion of our outstanding indebtedness bears interest at a variable rate. Economic conditions could result in higher interest rates, which would increase debt service requirements on variable rate debt and could reduce the amount of cash available for various corporate purposes.

                                   TRADEMARKS

     "WestCoast (R)" "Red Lion(R)", "TicketsWest(R)", "WestAwards(R)" and "G&B(R) and various derivatives of those usages are registered trademarks of the Company or its subsidiaries.

                                SEGMENT REVENUES

     The information required by this item is contained in, and incorporated by reference from the Financial Statements and supplementary data, Note 17, contained herein.

ITEM 2. PROPERTIES
                                HOTEL PROPERTIES

         The Company's hotel portfolio currently contains 93 Hotels, with 16,095 guestrooms and approximately 684,425 square feet of meeting space, located in the Western United States. The following table sets forth certain information regarding the Company's hotel portfolio at December 31, 2001.

                                                                                                              MEETING
                                                                  YEAR BUILT/       YEAR         GUEST         SPACE
OWNED:(1)                                        LOCATION          ACQUIRED       RENOVATED      ROOMS       (SQ. FT.)
----------------------------                  ---------------     -----------     ---------      -----       ---------
WestCoast Park Center Suites                  Boise, ID              1998           2000          238          2,200
WestCoast Idaho Falls Hotel                   Idaho Falls, ID        1998           1994          138          8,800
WestCoast Pocatello Hotel                     Pocatello, ID          1998           2000          150         13,000
WestCoast Templins Resort                     Post Falls, ID         1998           2000          167         11,000
WestCoast Twin Falls Hotel                    Twin Falls, ID         1998           1999          112          5,085
WestCoast Colonial Hotel                      Helena, MT             1998           2000          149         15,000
WestCoast Kalispell Center Hotel              Kalispell, MT          1986           1999          132         10,500
WestCoast Outlaw Hotel                        Kalispell, MT          1998           2000          220         11,000
WestCoast Hillsboro Hotel                     Hillsboro, OR          1998           1997          123          3,500
WestCoast Kennewick Hotel                     Kennewick, WA          1978           1997          162          9,700
WestCoast Olympia Hotel                       Olympia, WA            1998           1998          190         16,500
WestCoast Grand Hotel on Fifth Avenue         Seattle, WA            1996           1996          297         13,800
WestCoast Sea-Tac Hotel                       Seattle, WA            1999           1997          146          4,500
WestCoast Vance Hotel                         Seattle, WA            1999           1990          165            N/A
WestCoast Grand Hotel at the Park             Spokane, WA            1983           1999          402         26,300
WestCoast Ridpath Hotel                       Spokane, WA            1998           2000          342         16,000
WestCoast River Inn                           Spokane, WA            1976           1999          245          2,800
WestCoast Yakima Center Hotel                 Yakima, WA             1991           1997          154         11,000
WestCoast Yakima Gateway Hotel                Yakima, WA             1997           2000          172          8,000
WestCoast Salt Lake Hotel                     Salt Lake City, UT     1998           1998          393         12,000
Red Lion Hotel Eureka                         Eureka, CA             2001           1998          178          4,890
Red Lion Hotel Redding                        Redding, CA            2001           1999          192          7,433
Red Lion Hotel Sacramento                     Sacramento, CA         2001           2001          376         19,644
Red Lion Inn Kalispell                        Kalispell, MT          2001           1997           64             --
Red Lion Inn Missoula                         Missoula, MT           2001           1997           76            700
Red Lion Hotel Astoria                        Astoria, OR            2001           1996          124          5,100
Red Lion Inn Bend North                       Bend, OR               2001           1999           75          1,266
Red Lion Inn Bend South                       Bend, OR               2001           1997           75             --
Red Lion Hotel Coos Bay                       Coos Bay, OR           2001           2001          143          4,972
Red Lion Hotel Eugene                         Eugene, OR             2001           2001          137          5,600
Red Lion Klamath Falls                        Klamath Falls, OR      2001           1995          108          1,200
Red Lion Hotel Medford                        Medford, OR            2001           2001          185          9,552
Red Lion Hotel Pendleton                      Pendleton, OR          2001           1999          170          9,800
Red Lion Inn Aberdeen                         Aberdeen, WA           2001           1997           66             --
Red Lion Hotel Kelso                          Kelso, WA              2001           1999          162          8,700
Red Lion Hotel Port Angeles                   Port Angeles, WA       2001           1997          186          3,010
Red Lion Hotel Richland                       Richland, WA           2001           1999          149          9,247
Red Lion Hotel Vancouver at the Quay          Vancouver, WA          2001           1999          160         14,785
Red Lion Hotel Wenatchee                      Wenatchee, WA          2001           1999          149          7,678
Best Western Bellevue Inn                     Bellevue, WA           1999           1998          181          5,750
Best Western Executive Park Hotel             Phoenix, AZ            1999           1993          107          3,000
Budget Inn                                    Spokane, WA            1991           1997          153          2,600
Doubletree Hotel Boise Downtown               Boise, ID              2001           1993          182          8,600
Doubletree Hotel Pasco                        Pasco, WA              2001           2000          279         17,240
                                                                                                -----        -------
TOTAL OWNED:                                                                                    7,774        351,452
                                                                                                -----        -------

(1) Listings under "owned" incorporate: owned and leased properties and properties owned by a partnership in which the Company holds interests.

                                                                                                              MEETING
                                                                  YEAR BUILT/       YEAR         GUEST         SPACE
MANAGED:                                         LOCATION          ACQUIRED       RENOVATED      ROOMS       (SQ. FT.)
--------                                      ---------------     -----------     ---------      -----       ---------
WestCoast International Inn                   Anchorage, AK          1999           1992          141          5,700
WestCoast Cape Fox Lodge                      Ketchikan, AK          2000           1999           72          1,800
WestCoast Long Beach Hotel & Resort           Long Beach, CA         1999           1997          195          7,400
WestCoast Silverdale Hotel                    Silverdale, WA         1999           1999          150          5,234
Ashland Springs Hotel/a WestCoast Hotel       Ashland, OR            2000           2000           70          4,500
The Grove Hotel/a WestCoast Grand Hotel       Boise, ID              1999           1997          250         36,000
The River Place Hotel/a WestCoast Grand Hotel Portland, OR           1999           1998           84          2,800
Valley River Inn/a WestCoast Hotel            Eugene, OR             1999           2000          257         15,000
Camlin Hotel                                  Seattle, WA            1999           1991          146            500
Cathedral Hill Hotel                          San Francisco, CA      1999           2000          400         30,000
                                                                                                -----        -------
TOTAL MANAGED:                                                                                  1,765        108,934
                                                                                                -----        -------
FRANCHISED:
-----------
WestCoast Anaheim Hotel                       Anaheim, CA            1999           2000          498         30,000
WestCoast Anabelle Hotel                      Burbank, CA            1999           1998           47            500
WestCoast Santa Cruz Hotel                    Santa Cruz, CA         1999           1999          163          4,548
WestCoast Bellevue Hotel                      Bellevue, WA           1999           1999          176          6,400
WestCoast Gateway Hotel                       Seattle, WA            1999           1999          145            625
WestCoast Wenatchee Center Hotel              Wenatchee, WA          1999           1994          147         51,000
Maui Coast Hotel/a WestCoast Hotel            Maui, HI               1999           1999          260            900
The Selkirk Lodge/a WestCoast Hotel           Schweitzer, ID         2001           2001           82          8,800
White Pines Lodge/a WestCoast Hotel           Schweitzer, ID     Opening 2002   Opening 2002       48          8,800
The Benson Hotel/a WestCoast Grand Hotel      Portland, OR           1999           1991          287         16,000
The Paramount Hotel, Portland/a
  WestCoast Hotel                             Portland, OR           1999           1999          154          1,500
The Roosevelt Hotel/a WestCoast Hotel         Seattle, WA            1999           1993          151          2,400
The Paramount Hotel, Seattle/a
  WestCoast Hotel                             Seattle, WA            1999           1996          146          1,300
Red Lion Hotel Phoenix                        Phoenix, AZ            2001           1997          171          2,400
Red Lion Hotel Bakersfield                    Bakersfield, CA        2001           2001          165             --
Red Lion Hotel Modesto                        Modesto, CA            2001           1994          186             --
Red Lion Inns & Suites LA Warner Center       Los Angeles, CA        2001           n/a            98            600
Red Lion Hanalei Hotel                        San Diego, CA          2001           2001          416         16,000
Red Lion Hotel San Diego South Bay            San Diego, CA          2001           1991          170          2,300
Red Lion Hotel Colorado Springs               Colorado Springs, CO   2001           2000          202             --
Red Lion Hotel Denver Downtown                Denver, CO             2001           1999          171          1,860
Red Lion Hotel Denver Central                 Denver, CO             2001           2001          303         15,206
Red Lion Inn & Suites Pagosa Springs          Pagosa Springs, CO     2001           1996           97             --
Red Lion Hotel Lewiston                       Lewiston, ID           2001           2001          134         11,500
Red Lion Inn Springfield North                Springfield, MO        2001           1999          103             --
Red Lion Inn Springfield South                Springfield, MO        2001           1996          121             --
Red Lion Hotel St. Paul                       St. Paul, MN           2001           1998          143             --
Red Lion Hotel Butte                          Butte, MT              2001           2001          131          4,240
Red Lion Hotel Omaha                          Omaha, NE              2001           1997          215             --
Red Lion Hotel & Casino Elko                  Elko, NV               2001           1999          223          3,600
Red Lion Hotel & Casino Winnemucca            Winnemucca, NV         2001           1999          170             --
Red Lion Hotel & Suites McMinnville           McMinnville, OR        2001           1998           67            960
Red Lion Inn & Suites Portland Airport        Portland, OR           2001           1999           69            700
Red Lion Hotel Salem                          Salem, OR              2001           1999          150         10,000
Red Lion Hotel Austin                         Austin, TX             2001           2000          300         12,000
Red Lion Hotel Seattle South                  Seattle, WA            2001           2000          118          3,900
Red Lion Hotel Seattle Airport                Seattle, WA            2001           1995          198          6,000
Red Lion Inn Yakima                           Yakima, WA             2201           1996           58             --
Red Lion Inn Jackson                          Jackson, WY            2001           1992           73             --
                                                                                               ------        -------
TOTAL FRANCHISED:                                                                               6,556        224,039
                                                                                               ------        -------
TOTAL:                                                                                         16.095        684,425
                                                                                               ======        =======

                   FRANCHISE, CENTRAL SERVICES AND DEVELOPMENT

     The Franchise, Central Services and Development Division oversees the franchise operations of the Company and provides the marketing and management coordination of the WestCoast and Red Lion brands. Franchise royalty fees are recorded as revenue in this division along with development fees and net discounts retained at the corporate level for central purchasing programs. Franchise revenues are collected for all WestCoast and Red Lion branded owned, managed and franchised hotels. Due to intercompany consolidation eliminations, only those revenues for the managed and franchised hotels are reported.

                                   TICKETSWEST

     The TicketsWest division of the Company is comprised of: (i) G&B Select A Seat, Fastixx, CNBO theatrical, ski lift tickets and event ticketing agencies,
(ii) WestCoast Entertainment, a promoter of touring Broadway shows and other special events, (iii) the 800 Reservations Center for entertainment events and hotel information, and (iv) WWW.TICKETSWEST.COM the Company's internet portal that provides international leisure, entertainment, and ticketing services. The combination of event ticketing, presentation of Broadway shows, hotel event packages and a centralized reservations system enables the Company to offer packages for hotel guests, generating additional room night occupancy and income from ticket distribution service fees.

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

     The selected financial data set forth below reflects operating results for the Company's TicketsWest division for the fiscal years ended December 31, 2001, 2000, and 1999. Revenues and direct operating expenses in this chart do not eliminate inter-company revenues and charges, primarily related to reservation services provided to the Hotels. Please see Note 17 - Business Segments in the consolidated financial statements, included herein, for further detail of eliminations of inter-company charges.

                                                YEAR ENDED DECEMBER 31,
                                          ----------------------------------
                                            2001         2000         1999
                                          ----------------------------------
     INCOME STATEMENT:
         Revenue                          $  8,539     $  6,908     $  7,959

         Direct operating expenses           8,300        6,905        7,461
         Depreciation and amortization         476          410          110
                                          ----------------------------------
            Total direct expenses            8,776        7,315        7,571
                                          ----------------------------------
         Operating income (loss)          $   (237)    $   (407)    $    388
                                          ==================================


                              REAL ESTATE DIVISION

     At the end of 2001, the Company was the owner and manager of approximately 590,000 square feet of leasable office and retail space located in Spokane, Washington and Kalispell, Montana, and third-party management and/or leasing agent of more than 3.4 million square feet of retail and office properties and approximately 2,748 residential units in the Northwest. The Company's corporate headquarters is located in the WHC Building and occupies 27,779 square feet of this 100,350 square foot building. In the first quarter of 2002, the Company entered into an agreement for the sale of an 80.1% interest in the WHC Building, while retaining the management of the building, its lease of space, and the remaining ownership interest. The sale of the property is part of a previously announced strategy of the Company to sell non-core assets while maintaining sliver ownership interests and management responsibilities, with proceeds of the sales used for debt repayment and further growth of the Company.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     Donald K. Barbieri has been President and Chief Executive Officer and a director of the Company since 1978 and Chairman of the Board since 1996. Mr. Barbieri joined the Company in 1969 and is responsible for the Company's development activities in hotel, entertainment and real estate areas. Mr. Barbieri is currently Chair of the Spokane Regional Chamber of Commerce. Mr. Barbieri served as president of the Spokane Chapter of the Building Owners and Managers Association from 1974 to 1975 and served as president of the Spokane Regional Convention and Visitors Bureau from 1977 to 1979. He also served on the Washington Tourism Development Council from 1983 to 1985 and the Washington Economic Development Board while chairing the State of Washington's Quality of Life Task Force from 1985 to 1989.

     Arthur M. Coffey has been Chief Financial Officer and Executive Vice President of the Company since June 1997 and a director of the Company since 1990. Mr. Coffey is also President of the WestCoast Hotels division of the Company. Mr. Coffey served as Chief Operating Officer of the Company from 1990 to June 1997. Mr. Coffey has been in the hotel business since 1971 and joined the Company in 1981. Mr. Coffey is currently a director of the Association of Washington Business, served as a trustee of the Spokane Area Chamber of Commerce, served as a director of the Washington State Hotel Association from 1996 to 1997, served as director of the Spokane Regional Convention and Visitors Bureau from 1982 to 1985 and served as president of the Spokane Hotel Association from 1989 to 1990.

     Sharon Sanchez joined the Company in December, 2001, as Executive Vice President of the Hotel Division. Ms. Sanchez comes to the Company from Red Lion Hotels and Inns where she helped guide the Red Lion Hotel chain through its successful growth as Vice President of Operations and Brand Management. With over 25 years of hospitality experience, she has held hotel operations and sales management positions in convention, leisure and corporate based hotels, corporate positions in operations and brand management, and marketing leadership in the residential property management sector.

     Richard L. Barbieri has been an Executive Vice President since January 2002 and Senior Vice President of the Company since September 1997, full-time General Counsel of the Company since 1995 and a Director of the Company since 1978. From 1994 to 1997, Mr. Barbieri served as a Vice President of the Company. From 1978 to 1995, Mr. Barbieri served as outside counsel and Secretary of the Company, during which time he was engaged in the practice of law at Edwards and Barbieri, a Seattle law firm, and then at Riddell Williams, a Seattle law firm, where he chaired the real estate practice group. Mr. Barbieri has also served as chairman of various committees of the State and County Bar Association and as a member of the governing board of the County Bar Association. He also served as vice chairman of the Citizens' Advisory Committee to the Major League Baseball Stadium Public Facilities District in Seattle in 1996 and 1997. Mr. Barbieri is the brother of Donald K. Barbieri.

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
                                                              High         Low
2001:                                                        ------       ------
     Fourth Quarter (ended December 31, 2001).............   $ 6.49       $ 5.93
     Third Quarter (ended September 30, 2001).............   $ 7.98       $ 6.00
     Second Quarter (ended June 30, 2001).................   $ 7.48       $ 5.08
     First Quarter (ended March 31, 2001).................   $ 5.56       $ 4.95
2000:
     Fourth Quarter (ended December 31, 2000).............   $ 5.81       $ 5.00
     Third Quarter (ended September 30, 2000).............   $ 7.19       $ 6.00
     Second Quarter (ended June 30, 2000).................   $ 8.38       $ 6.69
     First Quarter (ended March 31, 2000).................   $ 8.31       $ 6.69

     The last reported sale price of the Common Stock on the NYSE on March 13, 2002 was $7.95. As of March 13, 2002, there were approximately 91 shareholders of record of the Common Stock.

     The Company does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. The Company intends to retain earnings to provide funds for the continued growth and development of its business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board. In addition, the Revolving Credit Facility includes restrictions on the payment of dividends. As of December 31, 2001, the Company was restricted from paying dividends on its common stock under the terms and conditions of the Revolving Credit Facility.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected combined financial data of the Company as of and for the years ended October 31, 1997, December 31, 1998, 1999, 2000 and 2001, and the two months ended December 31, 1997. The selected combined statement of operations and balance sheet data are derived from the Company's audited financial statements. The audited consolidated financial statements for certain of these periods are included elsewhere in this Report.

     The selected combined financial data set forth below should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Report.

                          FISCAL YEAR    TWO MONTHS
                             ENDED          ENDED
                         OCTOBER 31,(1)  DECEMBER 31,             FISCAL YEAR ENDED DECEMBER 31
                           ----------    ----------    ----------------------------------------------------
STATEMENTS OF                 1997          1997          1998          1999          2000          2001
OPERATIONS DATA:           ----------    ----------    ----------    ----------    ----------    ----------
Total revenues             $   52,043    $    8,838    $   86,333    $  110,055    $  125,806    $  120,633
Operating income (2)           10,635         1,343        20,310        21,035        23,548        19,028
Net income (2)(3)               1,709             6         7,508         8,029         5,821         7,579
Dividends per share (4)            --            --            --            --            --            --
Net income per share-
  basic and diluted (5)            --            --          0.66          0.63          0.45          0.59
Pro forma net income
  per share                      0.24            --            --            --            --            --

BALANCE SHEET DATA(6):
Total assets                  124,104       125,117       244,903       309,132       304,834       359,649
Long-term debt and
  capital leases              100,810       100,650       130,550       167,950       162,940       171,932

OTHER DATA:
EBITDA (2)(7)                  15,410         2,141        26,425        28,967        34,000        30,206
Net cash provided by
  operating activities          6,610         1,094        14,271        19,067        11,954        17,490
Cash Flow (8)                   7,051           773        15,452        18,793        18,019        15,982

(1)  The summary combined financial and other data has been presented as though
     (i) the predecessor businesses of WestCoast Hospitality Corporation, Barbieri Investment Company, G&B: Lincoln Building Partnership and their respective subsidiaries and partnerships which they controlled had been combined as of October 31, 1997 and (ii) the spin-off of certain subsidiaries engaged in businesses not related to the core hospitality business of the Company had occurred as of October 31, 1997.
(2) Operating income, net income (loss), and EBITDA reflect a nonrecurring charge of $422,000 related to final settlement of litigation in 1997.
(3)  The Company incurred $23,000 in 2001, $10,000 in 1999 and $546,378 in 1998
     in extraordinary expense net of income taxes for the write-off of prepayment penalties and deferred loan fees in connection with the repayment of indebtedness.
(4) Due to the Merger in November 1997, historical dividends per share are not relevant or meaningful and therefore are not presented.
(5) Due to the Merger, which was consummated in November 1997, the historical earnings per share is not relevant or meaningful. Therefore, pro forma earnings per share for the year ended October 31, 1997 has been presented based upon the number of shares of Common Stock of the Company, which were outstanding after the Merger.
(6) The balance sheet data as of December 31, 1999 and 2001 reflects the acquisitions of WestCoast Hotels, Inc. and Red Lion Hotels, Inc. which were acquired on December 31, 1999 and December 31, 2001, respectively. However due to the timing of these acquisitions the results of operations of these acquired entities are not included in operations until the year after the acquisition.
(7) EBITDA represents income before income taxes, extraordinary item, cumulative effect of accounting changes, interest expense (net of interest income), depreciation, amortization, minority interests, and other income/expenses. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and such information should not be considered as an alternative to net income, cash flow from operations or any other measure of performance prescribed by generally accepted accounting principles. While not all companies calculate EBITDA in the same fashion and therefore EBITDA as presented may not be comparable to similarly titled measures of other companies, EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the Company's ability to service debt. EBITDA is not necessarily available for management's discretionary use due to restrictions included in the Revolving Credit Facility and other considerations.
(8) Net cash provided by operating activities excluding changes in current assets and liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                     GENERAL

     The following discussion and analysis addresses the results of operations for the Company for the years ended December 31, 2001, 2000, and 1999. The following should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Selected Financial Data" included elsewhere in this report. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in "Risk Factors."

     The Company's revenues are derived primarily from the Hotels and reflect revenue from rooms, food and beverage, third party management contracts, and other sources, including telephone, guest services, banquet room rentals, gift shops and other amenities. Hotel revenues accounted for 82.5% of total revenue in 2001 and decreased at an annual rate of 6.6% from $106.5 million in 2000 to $99.5 million in 2001. This decrease was primarily the result of the slowing economy and the events of September 11. The balance of the Company's revenues is derived from its Franchise, Central Services and Development, TicketsWest, Real Estate, and Corporate Services divisions. These revenues are generated from franchise fees, ticket distribution handling fees, real estate management fees, sales commissions and rents. Franchise, Central Services and Development produced 2.7% of the revenue, TicketsWest accounted for 6.2% of total revenues and rental operations accounted for 8.4% of total revenues.

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

     The Company's operating segments are (1) Hotels and Restaurants; (2) TicketsWest; (3) Real Estate Division, and (4) Franchise, Central Services and Development. The Franchise, Central Services and Development segment represents the franchise and marketing division of the Company, which was acquired with the WestCoast Hotels, Inc. purchase in December 31, 1999. Due to the timing of the WestCoast Hotels, Inc. acquisition, this segment had identifiable assets and capital expenditures at December 31, 1999, but no operations were reported until 2000.

     On December 31, 2001, the Company completed the purchase of Red Lion Hotels, Inc. (Red Lion) including 9 owned hotels, 12 leased hotels, 4 licensed hotels and 22 franchised operating hotels. The acquisition was accounted for under the purchase method of accounting and therefore the results of operations of Red Lion are included in the consolidated results of operations of the Company after the date of the acquisition. Therefore, the Red Lion operating results are not reflected in the consolidated financial statements for the year ended December 31, 2001 and are not included in the following discussion of operating results. However, the assets and liabilities acquired are included in the balance sheet at December 31, 2001.

     The following table sets forth selected items from the consolidated statements of operations as a percent of total revenues and certain other selected data:
                                                 YEAR ENDED DECEMBER 31,
                                        ----------------------------------------
                                           2001           2000           1999
                                        ----------     ----------     ----------
     Revenues
        Hotels and Restaurants .....       82.5%          84.7%          84.3%
        Franchise, Central Services
           and Development .........        2.7            2.9             --
        TicketsWest ................        6.2            4.5            6.5
        Real Estate Division .......        8.4            7.6            8.8
        Corporate Services and Other        0.2            0.3            0.4
                                        ----------     ----------     ----------
        Total Revenues .............      100.0%         100.0%         100.0%
                                        ----------     ----------     ----------
     Direct Operating Expenses .....       82.7%         79.96%          79.4%
     Undistributed Corporate
        Operating Expense ..........        1.6            1.3            1.5
     Operating Income ..............       15.8           18.7           19.1
     Interest Expense ..............       10.0           11.7            8.5
     Income Tax Provision ..........        3.7            2.6            3.4
        Net Income .................        6.3%           4.6%           7.3%

     Hotel Statistics (1)
     Hotels open at end of period ..         93             45             46
     Available Rooms ...............     16,095          8,704          8,749
     REVPAR (2)(3) .................    $ 53.26        $ 54.94        $ 44.86
     ADR (4) .......................    $ 88.08        $ 86.98        $ 80.80
     Occupancy (5) .................       60.5%          63.2%          55.5%

(1) The hotel statistics include actual hotels and available rooms at December 31st of each year. Therefore, the 2001 and 1999 number of hotels and available rooms include the hotels which the Company acquired from Red Lion Hotels, Inc. on December 31, 2001 and the hotels acquired from West Coast Hotels, Inc. on December 31, 1999. However, the REVPAR, ADR and Occupancy statistics do not include the Red Lion hotels in 2001 or the West Coast hotels in 1999 as these acquisitions were completed on December 31st of the respective years and their results of operations are not included in the consolidated revenues and hotel operating statistics until the following year. REVPAR, ADR and Occupancy statistics in each year are presented for comparable hotels (hotels owned, managed and franchised by the Company for more than one year).
(2) REVPAR represents the total room revenues divided by total available rooms, net of rooms out of service due to significant renovations.
(3) Rooms, which were under renovation, were excluded from REVPAR and average occupancy percentage. Due to the short duration of renovation, in the opinion of management, excluding these rooms did not have a material impact on REVPAR and average occupancy percentage.
(4) ADR represents total room revenues divided by the total number of rooms occupied by hotel guests on a paid basis.
(5) Average occupancy percentage represents total rooms occupied divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period.

                              RESULTS OF OPERATIONS


COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31, 2000

     Total revenues decreased $5.2 million, or 4.1%, from $125.8 million in 2000 to $120.6 million in 2001. This decrease is attributed primarily to general economic conditions following the September 11 terrorist attacks, decreases in total rooms occupied and REVPAR decreases at the Comparable Hotels (Hotels owned, managed and franchised by the company for more than one year). REVPAR decreased due to the decrease in occupied paid rooms.

     Total hotel and restaurant revenues decreased $7.0 million, or 6.6% to $99.5 million in 2001 from $106.5 million in 2000. Comparable Hotel ADR increased $0.61 or 0.7% to $88.08 in 2001 from $87.47 in 2000. Comparable Hotel REVPAR decreased $1.67 or 3.0% to $53.26 in 2001 from $54.93 in 2000.

     The Company completed the acquisition of Red Lion Hotels, Inc. effective December 31, 2001 which adds annually 1,180,775 room nights under ownership and 1,516,210 room nights which the Company has management or franchise contracts. Due to the timing of the Red Lion Hotels, Inc. acquisition, it did not affect 2001 operating results. On a pro-forma basis including the Red Lion hotels, comparable hotel ADR increased $1.53 or 1.9% to $81.26 in 2001 from $79.73 in 2000. Comparable hotel pro forma REVPAR decreased $1.16 or 2.3% to $49.50 in 2001 from $50.66 in 2000.

     The Franchise, Central Services and Development division revenue decreased
0.4 million, or 11.8% to $3.2 million in 2001 from $3.6 million in 2000. The revenue decline is primarily related to a decrease in fee income from central purchasing services for franchised and third party owned hotels.

     TicketsWest revenues increased $1.8 million, or 31.4%, to $7.5 million in 2001 from $5.7 million in 2000. TicketsWest revenue increased primarily due to the expanded venues the Company services with its expansion into Colorado and the increased shows presented by the Company and increased attendance at entertainment events.

     Real Estate Division revenue increased $0.6 million, or 6.0%, to $10.1 million in 2001 from $9.5 million in 2000 primarily due to increases in leasing income at the company owned office buildings, and management income from additional third party management contracts.

     Direct operating expenses decreased $0.9 million, or 0.9%, to $99.7 million in 2001 from $100.6 million in 2000, primarily due to the decrease in the number of hotel guests served and enhanced cost controls in the company owned hotels, partially offset by the increased costs of increased transaction and sales by the TicketsWest division. This represents an increase in direct operating expenses as a percentage of total revenues to 82.7% in 2001 from 80.0% in 2000. The increase in direct operating expense percentages is primarily attributed to decreased hotel revenues and increased depreciation for improvements placed in service during 2001.

     Total undistributed corporate operating expenses increased $0.2 million or 13.8%, to $1.9 million in 2001 from $1.7 million in 2000. Total undistributed corporate operating expenses as a percentage of total revenues increased 0.3% to 1.6% in 2001 from 1.3% in 2000.

     Operating income decreased $4.5 million, or 19.2%, to $19.0 million in 2001 from $23.5 million in 2000. As a percentage of total revenues, operating income decreased to 15.8% in 2001 from 18.7% in 2000. This decrease is primarily due to the decrease in revenue from the hotel and restaurant division as a result of the economic slowdown following the events of September 11.

     Other income increased to $5.1 million in 2001 from $0.2 million in 2000. The increase is primarily related to a $3.8 million gain realized from insurance settlement and the $1.3 million gain from the sale of non-core assets. The insurance settlement related to the insurance recoveries in excess of the net book value of the assets which were destroyed in the fire at one of the Company's commercial office buildings.

     Interest expense decreased $2.6 million, or 17.5%, to $12.1 million in 2001 from $14.7 million in 2000. This decrease is primarily related to lower interest rates charged on the Company's variable rate debt, reduced borrowing due to debt repayments made by the Company, and the lower borrowing cost of long term fixed rate debt implemented during 2001.

     Income tax provision increased 36.2%, to $4.5 million in 2001 from $3.3 million in 2000, due to the increase in income before taxes. The effective income tax provision rate was 37.2% for 2001 and 36.2% for 2000.

     Net income increased $1.7 million, or 30.2%, to $7.6 million in 2001 from $5.8 million in 2000.

     Earnings per share increased 31.1% to $0.59 in 2001 from $0.45 in 2000.


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

     Operating income increased $2.5 million, or 11.9%, to $23.5 million in 2000 from $21.0 million in 1999. As a percentage of total revenues, operating income decreased to 18.7% in 2000 from 19.1% in 1999. This decrease is primarily due to the increase in direct operating expenses of TicketsWest and the increased costs associated with WestCoast Hotels, Inc. operations.

     Interest expense increased $5.3 million, or 56.2%, to $14.7 million in 2000 from $9.4 million in 1999. This increase is primarily related to borrowings associated with the acquisition of WestCoast Hotels Inc. and an increase in the weighted average interest rate charged the Company for its variable interest debt.

     Income tax provision declined 11.5%, to $3.3 million in 2000 from $3.7 million in 1999, due to the decrease in income before taxes. The effective income tax provision rate was 36.2% for 2000 and 31.4% for 1999. The increase in the effective tax rate in 2000 is primarily due to goodwill amortization associated with the WestCoast Hotels, Inc. acquisition which is not deductible for federal income tax purposes.

     Net income decreased $2.2 million, or 27.5%, to $5.8 million in 2000 from $8.0 million in 1999.

     Earnings per share decreased to $0.45 in 2000 from $0.63 in 1999.


                         LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's principal sources of liquidity have been cash on hand, cash generated by operations and borrowings under a $120.0 million revolving credit facility. In 2001 the Company obtained approximately $74.4 million of long term fixed rate financing which was used to refinance various mortgages and pay down the revolving credit facility. Upon completion of this refinancing the revolving credit facility commitment was reduced to $70 million. As of December 31, 2001 the outstanding balance of the revolving credit facility was $54.3 million leaving $15.7 million available to the Company. Cash generated by operations in excess of operating expenses is used for capital expenditures and to reduce amounts outstanding under the Revolving Credit Facility. Hotel acquisitions, development and expansion have been and will be financed through a combination of internally generated cash, borrowing under credit facilities, and the issuance of Common Stock or OP Units.

     The Company's short-term capital needs include food and beverage inventory, payroll and the repayment of interest expense on outstanding mortgage indebtedness. Historically, the Company has met these needs through internally generated cash. The Company's long-term capital needs include funds for property acquisitions, scheduled debt maturities and renovations and other non-recurring capital improvements. The Company anticipates meeting its future long-term capital needs through additional debt financing secured by the Hotels, by unsecured private or public debt offerings or by additional equity offerings, along with cash generated from internal operations.

     At December 31, 2001, the Company had $5.7 million in cash and cash equivalents. The Company has made extensive capital expenditures to existing hotels and the acquisition of hotel properties over the last three years, $55.0 million, $8.5 million, and $63.3 million in owned and joint venture properties in 2001, 2000, and 1999, respectively. These expenditures included guest room, lounge and restaurant renovations, public area refurbishment, telephone and computer system upgrades, tenant improvements, property acquisitions, construction, and corporate expenditures and were funded from common and preferred stock issuance, operating cash flow and debt. The Company establishes reserves for capital replacement in the amount of 4.0% of the prior year's actual gross hotel income to maintain the Hotels at acceptable levels. Acquired hotel properties have a separate capital budget for purchase, construction, renovation, and branding costs. Capital expenditures planned for Hotels in 2002 are expected to be approximately $7.7 million. Management believes the consistent renovation and upgrading of the Hotels and other properties is imperative to its long-term reputation and customer satisfaction.

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

     The Revolving Credit Facility contains various representations, warranties, covenants and events of default deemed appropriate for a Credit Facility of similar size and nature. Covenants and provisions in the definitive credit agreement governing the Revolving Credit Facility include, among other things, limitations on: (i) substantive changes in the Company's and Operating Partnership's current business activities, (ii) liquidation, dissolution, mergers, consolidations, dispositions of material property or assets involving the Company and its affiliates or their assets, as the case may be, and acquisitions of property or assets of others, (iii) the creation or existence of deeds of trust or other liens on property or assets, (iv) the addition or existence of indebtedness, including guarantees and other contingent obligations, (v) loans and advances to others and investments in others, (vi) redemption of subordinated debt, (vii) amendment or modification of certain material documents or of the Company's Articles of Incorporation in a manner adverse to the interests of the lenders under the Revolving Credit Facility,
(viii) payment of dividends or distributions on the Company's capital stock, and
(ix) maintenance of certain financial ratios. Each of the covenants described above provide for certain ordinary course of business and other exceptions. If the Company breaches any of these covenants and does not obtain a waiver of that breach, the breach will constitute an event of default under the Revolving Credit Facility. At December 31, 2001, the Company had $54.3 million outstanding under the Revolving Credit Facility and was in compliance with all required covenants. The Revolving Credit Facility restricted the Company from paying dividends on its common stock as of December 31, 2001.

     In addition to the Revolving Credit Facility, as of December 31, 2002, the Company had debt and capital leases outstanding of approximately $117.7 million consisting of primarily variable and fixed rate debt secured by individual properties.

     In December 2001 the Company acquired Red Lion Hotels, Inc. for $50.6 million which was paid at closing as follows: Forty percent (40%) ($20,251,539) in cash; thirty percent (30%) by issuance to Seller of 303,771 shares of the Company's Series A Preferred Stock; and thirty percent (30%) by issuance to Seller of 303,771 shares of the Company's Series B Preferred Stock. The source of funds for the cash portion of the purchase price was loan proceeds from the Company's credit facility with U.S. Bank National Association and the other financial institutions party thereto.

     The Company has identified approximately $60 million of its non-core real estate assets that are targeted for sale. We expect that some of these assets will be sold during 2002. Proceeds from the sale of these assets may be utilized to reduce the outstanding debt balance under the Company's Revolving Credit Facility, acquisition of hotels, repurchase of the Company's stock, and other corporate purposes.

     In March 2002 the Company executed an agreement to sell an 80.1% interest in the WHC Building for $10.6 million. The purchasers, an investment group, are located in Oregon and California. The Company will retain ownership of the remaining 19.9% interest and will continue management and leasing services for the property through its G&B Real Estate Services Division. The transaction is expected to close by the end of March 2002 and remains contingent upon completion of the normal approval processing of the transaction by the existing lender.

     The Company believes that cash generated by operations will be sufficient to fund the Company's operating strategy for the foreseeable future, and that any remaining cash generated by operations, together with capital available under the Revolving Credit Facility (subject to the terms and covenants to be included therein) and additional debt financing, will be adequate to fund the Company's growth strategy in the near term. Thereafter, the Company expects that future capital needs, including those for property acquisitions, will be met through a combination of net cash provided by operations, borrowings and additional issuances of Common Stock or Preferred Stock.

                          CRITICAL ACCOUNTING POLICIES

     In December 2001, the SEC requested that all registrants include disclosure of their "critical accounting policies" in MD&A. A critical accounting policy is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. All of the Company's significant accounting policies are described in Note 2 of our consolidated financial statements. The following is a brief discussion of the more critical accounting policies and estimates used by us.

     VALUATION OF LONG-LIVED ASSETS. Long lived assets consist primarily of (1) hotel and commercial office buildings and (2) intangible assets consisting of brand name and goodwill. We assess the impairment of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

o significant underperformance relative to expected historical or projected future operating results;

o significant changes in our use of the acquired assets or the strategy for our overall business;

o    significant negative industry or economic trends

     If we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method. The carrying value of property and equipment at December 31, 2001 was $257.7 million. The carrying value of intangible assets was $34.9 million as of December 31, 2001. In January 2002, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and as a result, the Company will cease amortizing the brand name and goodwill. This change will increase pre-tax income by $855,000 annually. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the second quarter of 2002. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

     ALLOCATION OF THE PURCHASE PRICE OF ACQUISITIONS. As described in Note 3 to the consolidated financial statements, the Company has made certain acquisitions of hotel and entertainment ticketing companies. The purchase price of these acquisitions was determined at arms length between the Company and the sellers, unrelated parties and consisted of cash, stock and the assumption or issuance of debt. Common stock issued for the acquisitions was valued based on the quoted market price of the stock. Preferred stock issued for the acquisition was based on the stated redemption value. The purchase prices of the acquisitions have been allocated to the assets acquired and liabilities assumed based on the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The purchase price in excess of the fair value of the net assets acquired has been allocated to brand name and goodwill. Management believes that the estimate of fair values used in the allocation are reasonable estimates of the assets acquired and liabilities assumed.

     REVENUE RECOGNITION. Revenue is generally recognized as services are performed. However, the Company records rental income from operating leases which contain fixed escalation clauses on the straight-line method. The difference between income earned and lease payments received from the tenants is included in other assets on the consolidated balance sheets.

                          NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 was amended in June 2000 with the issuance of SFAS No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133, which WestCoast adopted effective January 1, 2001, requires that derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the fair value of derivatives in each period are to be accounted for either in current earnings or other comprehensive income depending on the use of the derivatives and whether they qualify for special hedge accounting treatment. The adoption of SFAS 133 had no effect on the Company's financial statements.

     In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." which replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement continues to use a "financial-components approach" that focuses on control to determine if assets are sold or liabilities extinguished. The statement is generally applied prospectively. The statement is effective for transactions occurring after March 31, 2001. Adoption of this standard had no effect on the Company's financial statements.

     In June 2001, the FASB issued SFAS No. 141 "Business Combinations" which supersedes APB Opinion No. 16 "Business Combinations" and FASB Statement No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises." The provisions of this statement require that all business combinations be accounted for using "purchase accounting" and it disallows the use of "pooling of interests" as previously allowed under APB Opinion No. 16 and FASB Statement No.
38. This statement is effective for all business combinations subsequent to June 30, 2001. The acquisition of Red Lion was accounted for using SFAS No. 141.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. The Company expects that adoption of SFAS 142 on January 1, 2002 will increase annual pre-tax operating income by approximately $855 thousand.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which amends SFAS No. 19. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The requirements of this statement must be implemented for fiscal years beginning after June 15, 2002; however, early adoption is encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     The FASB also issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of this statement is not expected to have a material effect on the Company's financial statements.


                                   SEASONALITY

     The lodging industry is seasonal in nature, with the months from May through October generally accounting for a greater portion of annual revenues than the months from November through April. For example, for the year ended December 31, 2001, our revenues in the first through fourth quarters were 23.3%, 26.9%, 28.1% and 21.7%, respectively, of our total revenue for such year and our net income (loss) for the first through fourth quarters was 8.9%, 59.8%, 38.6%, and (7.3)% respectively, of our total net income for that year. Quarterly earnings also may be adversely affected by events beyond our control, such as extreme weather conditions, economic factors and other considerations affecting travel.

                                    INFLATION

     The effect of inflation, as measured by fluctuations in the Consumer Price Index, has not had a material impact on the Company's revenues or net income during the periods under review.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following tables summarize the financial instruments held by the Company at December 31, 2001 and 2000, which are sensitive to changes in interest rates. At December 31, 2001, approximately 41.2% of the Company's debt and capital lease obligations are subject to changes in market interest rates and are sensitive to those changes. The Company purchased an interest rate cap agreement to offset the risk of interest rate changes which limits the interest charges on $36.0 million of the Revolving Credit Facility when the 30 day LIBOR exceeds 9.0% plus the applicable margin. This agreement expires in December 2002. In the future, the Company may choose to use additional derivative instruments, such as interest rate swaps to manage the risk associated with interest rate changes.

     The following table presents principal cash flows for debt and capital leases outstanding at December 31, 2001, by maturity date and the related average interest rate.

                                  OUTSTANDING DEBT AND CAPITAL LEASE OBLIGATIONS (IN THOUSANDS)
                          ------------------------------------------------------------------------------
                                                                             THERE-
                            2002      2003      2004      2005      2006     AFTER     TOTAL   FAIR VALUE
                          --------  --------  --------  --------  --------  --------  --------  --------
Note payable to bank (a)  $     --  $ 54,250  $     --  $     --  $     --  $     --  $ 54,250  $ 54,250
Long-term debt:
   Fixed rate                2,861     4,586     2,869     6,742     2,967    80,365   100,390   100,390
   Weighted-average
     interest rate            7.66%     7.67%     7.69%     7.70%     7.71%     7.73%
   Variable rate               892       953     1,032     1,113     1,202    11,448    16,640    16,640
   Weighted-average
     interest rate            6.99%     7.02%     7.04%     7.06%     7.09%     7.13%
Capital lease obligations      384       268        --        --        --        --       652       652
   Weighted-average
     interest rate            8.21%     8.34%       --%       --%       --%       --%

----------------
(a) The interest rate on the note payable is based on LIBOR plus a variable interest margin based on the Company's funded debt ratio. The interest margin can vary from 180 - 325 basis points. At December 31, 2001, the interest margin was 250 basis points.

     The following table presents principal cash flows for debt and capital leases outstanding at December 31, 2000, by maturity date and the related average interest rate.

                                  OUTSTANDING DEBT AND CAPITAL LEASE OBLIGATIONS (IN THOUSANDS)
                          ------------------------------------------------------------------------------
                                                                             THERE-
                            2001      2002      2003      2004      2005     AFTER     TOTAL   FAIR VALUE
                          --------  --------  --------  --------  --------  --------  --------  --------
Note payable to bank(a)   $     --  $     --  $106,500  $     --  $     --  $     --  $106,500  $106,500
Long-term debt:
   Fixed rate                1,616     2,214     3,883     2,119     5,913    22,052    37,797    37,797
   Weighted-average
     interest rate            7.10%     7.11%     7.12%     7.12%     7.13%     7.00%
   Variable rate               777       843       912       985     1,069    12,871    17,457    17,457
   Weighted-average
     interest rate            7.93%     7.74%     7.78%     7.82%     7.87%     7.94%
Capital lease obligations      529       389       268        --        --        --     1,186     1,186
   Weighted-average
     interest rate            7.89%     8.23%     8.34%       --%       --%       --%

----------------
(a) The interest rate on the note payable is based on LIBOR plus a variable interest margin based on the Company's funded debt ratio. The interest margin can vary from 180 - 325 basis points. At December 31, 2000, the interest margin was 290 basis points.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 of this Report for information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this Item 8.

SELECTED QUARTERLY DATA

                                       UNAUDITED - DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS
------------------------------------------------------------------------------------------------
                                              FIRST          SECOND        THIRD         FOURTH
                                              QUARTER        QUARTER       QUARTER       QUARTER
                                             ---------------------------------------------------
2001
----
     Revenues                                $ 28,152       $ 32,418      $ 33,844      $ 26,219
     Operating income                           3,307          6,495         7,263         1,963
     Income before extraordinary item and
        cumulative effect of change in
        accounting principle                      676          4,555         2,924          (553)
     Net income (loss)                            676          4,532         2,924          (553)
     Income per share before extraordinary
        item and cumulative effect of change
        in accounting principle                  0.05           0.35          0.23         (0.04)

2000
----
     Revenues                                $ 27,209       $ 33,031      $ 36,910      $ 28,656
     Operating income                           3,164          6,754         9,591         4,040
     Income before extraordinary item and
        cumulative effect of change in
        accounting principle                     (147)         1,939         3,684           345
     Net income                                  (147)         1,939         3,684           345
     Income per share before extraordinary
        item and cumulative effect of change
        in accounting principle                 (0.01)          0.15          0.28          0.03

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
WestCoast Hospitality Corporation
Spokane, Washington


We have audited the accompanying consolidated balance sheet of WestCoast Hospitality Corporation as of December 31, 2001 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WestCoast Hospitality Corporation at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




February 13, 2002, except for the last paragraph of
   Note 5 as to which the date is
   March 28, 2002
Spokane, Washington

                                                                BDO Seidman, LLP

REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Directors and Stockholders
WestCoast Hospitality Corporation


In our opinion, the consolidated balance sheet as of December 31, 2000 and the related consolidated statements of income, of changes in stockholders' equity and of cash flows for each of the two years in the period ended December 31, 2000 present fairly, in all material respects, the financial position, results of operations and cash flows of WestCoast Hospitality Corporation and its subsidiaries at December 31, 2000 and for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for start-up activities in 1999 as required by a Statement of Position issued by the American Institute of Certified Public Accountants.


                                                      PricewaterhouseCoopers LLP

Portland, Oregon
February 1, 2001

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
(IN THOUSANDS, EXCEPT SHARE DATA)
================================================================================

                                                                          2001           2000
                                                                       ----------     ----------
ASSETS:
   Current assets:
     Cash and cash equivalents                                         $    5,735     $    3,476
     Accounts receivable                                                    9,101          6,232
     Income taxes refundable                                                   --              5
     Inventories                                                            2,380          1,130
     Assets held for sale                                                  21,403             --
     Prepaid expenses and deposits                                          1,410            733
                                                                       ----------     ----------
         Total current assets                                              40,029         11,576
                                                                       ----------     ----------
   Property and equipment, net                                            257,656        242,548
   Intangible assets, net                                                  34,920         28,897
   Other assets, net                                                       27,044         21,813
                                                                       ----------     ----------
         Total assets                                                  $  359,649     $  304,834
                                                                       ==========     ==========
LIABILITIES:
   Current liabilities:
     Accounts payable                                                  $    4,756     $    3,432
     Accrued payroll and related benefits                                   6,866          2,453
     Accrued interest payable                                                 777            708
     Income taxes payable                                                     822             --
     Advanced deposits                                                      1,542            143
     Other accrued expenses                                                 7,039          4,909
     Long-term debt, due within one year                                    3,753          2,393
     Capital lease obligations, due within one year                           384            529
                                                                       ----------     ----------
         Total current liabilities                                         25,939         14,567
                                                                       ----------     ----------
   Long-term debt, due after one year                                     113,277         52,861
   Notes payable to bank                                                   54,250        106,500
   Capital lease obligations, due after one year                              268            657
   Deferred income taxes                                                   14,160         16,631
   Minority interest in partnerships                                        2,940          2,881
                                                                       ----------     ----------
         Total liabilities                                                210,834        194,097
                                                                       ----------     ----------
Commitments and contingencies (Notes 13 and 14)

STOCKHOLDERS' EQUITY:
   Preferred stock - 5,000,000 shares authorized; $0.01 par value;
     Class A - 303,771 shares issued and outstanding in 2001                    3             --
     Class B - 303,771 shares issued and outstanding in 2001                    3             --
   Additional paid-in capital, preferred stock                             30,371             --
   Common stock - 50,000,000 shares authorized; $0.01 par value;
     12,959,700 and 12,933,106 shares issued and outstanding                  130            129
   Additional paid-in capital, common stock                                83,966         83,845
   Retained earnings                                                       34,342         26,763
                                                                       ----------     ----------
         Total stockholders' equity                                       148,815        110,737
                                                                       ----------     ----------
         Total liabilities and stockholders' equity                    $  359,649     $  304,834
                                                                       ==========     ==========

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS.

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)
================================================================================

                                                            2001            2000            1999
                                                         ----------      ----------      ----------
REVENUES:
    Hotels and Restaurants                               $   99,495      $  106,540      $   92,808
    Franchise, Central Services and Development               3,213           3,643              --
    TicketsWest                                               7,497           5,705           7,181
    Real Estate Division                                     10,114           9,540           9,649
    Corporate Services                                          314             378             417
                                                         ----------      ----------      ----------
           Total revenues                                   120,633         125,806         110,055
                                                         ----------      ----------      ----------
OPERATING EXPENSES:
    Direct:
      Hotels and Restaurants                                 74,560          78,626          68,150
      Franchise, Central Services and Development             1,796           1,207              --
      TicketsWest                                             7,258           5,702           6,683
      Real Estate Division                                    4,734           4,378           4,469
      Corporate Services                                        183             227             181
      Depreciation and amortization                          10,323           9,578           7,904
      Amortization of goodwill                                  855             874              28
                                                         ----------      ----------      ----------
           Total direct expenses                             99,709         100,592          87,415
    Undistributed corporate expenses                          1,896           1,666           1,605
                                                         ----------      ----------      ----------
           Total expenses                                   101,605         102,258          89,020
                                                         ----------      ----------      ----------
Operating income                                             19,028          23,548          21,035

OTHER INCOME (EXPENSE):
    Interest expense, net of amounts capitalized            (12,092)        (14,660)         (9,384)
    Interest income                                             247             315             367
    Other income                                              5,103             186              21
    Conversion expenses                                         (85)           (246)             --
    Equity in investments                                        92             100              --
    Minority interest in partnerships                          (188)           (116)           (130)
                                                         ----------      ----------      ----------
Income before income taxes                                   12,105           9,127          11,909
Income tax provision                                          4,503           3,306           3,737
                                                         ----------      ----------      ----------
Income before extraordinary item and cumulative
    effect of change in accounting principle                  7,602           5,821           8,172
Extraordinary item, net of tax benefit                          (23)             --             (10)
Cumulative effect of change in accounting principle,
    net of tax benefit                                           --              --            (133)
                                                         ----------      ----------      ----------
Net income                                               $    7,579      $    5,821      $    8,029
                                                         ==========      ==========      ==========



                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS.

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME, CONTINUED
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)
================================================================================




                                                            2001            2000            1999
                                                         ----------      ----------      ----------
Income per share:
    Income per share before extraordinary item
      and cumulative effect of change in
      accounting principle                               $     0.59      $     0.45      $     0.64
    Extraordinary item                                           --              --              --
    Cumulative effect of change in accounting
      principle                                                  --              --           (0.01)
                                                         ----------      ----------      ----------
    Net income per share - basic and diluted             $     0.59      $     0.45      $     0.63
                                                         ==========      ==========      ==========

Weighted-average shares outstanding - basic                  12,953          12,941          12,755
                                                         ==========      ==========      ==========
Weighted-average shares outstanding - diluted                13,239          13,237          13,096
                                                         ==========      ==========      ==========





























                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS.

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(IN THOUSANDS, EXCEPT SHARE DATA)
================================================================================

                                                  PREFERRED STOCK                            COMMON STOCK
                                      --------------------------------------    --------------------------------------
                                                                  ADDITIONAL                                ADDITIONAL     RETAINED
                                        SHARES        AMOUNT   PAID-IN CAPITAL    SHARES        AMOUNT   PAID-IN CAPITAL   EARNINGS
                                      ----------    ----------    ----------    ----------    ----------    ----------    ----------
BALANCES, JANUARY 1, 1999                     --    $       --    $       --    12,660,847    $      126    $   80,892    $   12,913
    Net income                                                                                                                 8,029
    Stock issued under employee
      stock purchase plan                                                           14,245                         101
    Stock issued for acquisition of
      subsidiaries                                                                 138,884             2         1,050
    Stock issued to directors and
      certain senior management                                                     11,300                         167
    Income tax effect of stock grants                                                                              (26)
    Stock issued for redemption of
      operating partnership units                                                  100,000             1         1,577
                                      ----------    ----------    ----------    ----------    ----------    ----------    ----------
BALANCES, DECEMBER 31, 1999                   --            --            --    12,925,276           129        83,761        20,942
    Net income                                                                                                                 5,821
    Stock issued under employee
      stock purchase plan                                                           26,429                         175
    Stock issued to directors and
      certain senior management                                                      1,578                          12
    Retirement of stock                                                            (20,177)                       (103)
                                      ----------    ----------    ----------    ----------    ----------    ----------    ----------
BALANCES, DECEMBER 31, 2000                   --            --            --    12,933,106           129        83,845        26,763
    Net income                                                                                                                 7,579
    Stock issued under employee
      stock purchase plan                                                           24,139             1           106
    Stock issued for acquisition of
      subsidiaries                       607,542             6        30,371
    Stock issued to directors and
      certain senior management                                                      2,455                          15
                                      ----------    ----------    ----------    ----------    ----------    ----------    ----------
BALANCES, DECEMBER 31, 2001              607,542    $        6    $   30,371    12,959,700    $      130    $   83,966    $   34,342
                                      ==========    ==========    ==========    ==========    ==========    ==========    ==========














                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS.

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(IN THOUSANDS)
================================================================================

                                                                        2001            2000            1999
                                                                     ----------      ----------      ----------
Operating activities:
    Net income                                                       $    7,579      $    5,821      $    8,029
      Adjustments to reconcile net income to net cash provided
        by operating activities:
           Depreciation and amortization                                 11,178          10,452           7,932
           (Gain) loss on disposition of property and equipment          (1,353)            194              --
           Gain on insurance settlement                                  (3,782)             --              --
           Deferred income tax provision                                  2,240           1,524           2,392
           Minority interest in partnerships                                188             116             130
           Equity in investments                                            (92)           (100)             --
           Extraordinary item, write-off of deferred loan fees                9              --              10
           Cumulative effect of change in accounting principle               --              --             133
           Compensation expense related to stock issuance                    15              12             167
           Change in assets and liabilities, net of effects of
             purchase of subsidiaries:
             Accounts receivable                                            326           1,316            (524)
             Inventories                                                     (7)            (20)           (158)
             Prepaid expenses, deposits and income taxes refundable        (393)            145          (1,559)
             Accounts payable and income taxes payable                      129          (2,275)            875
             Accrued payroll and related benefits                         1,448            (571)            (51)
             Accrued interest payable                                        69             (13)           (896)
             Other accrued expenses                                         (64)         (4,647)          2,587
                                                                     ----------      ----------      ----------
             Net cash provided by operating activities                   17,490          11,954          19,067
                                                                     ----------      ----------      ----------
INVESTING ACTIVITIES:
    Additions to property and equipment                                  (6,769)         (7,739)        (10,829)
    Proceeds from disposition of property and equipment                   1,792              --              --
    Cash paid for acquisition of property and equipment or
      subsidiaries, net of cash received                                (17,816)             --          (1,079)
    Issuance of note receivable                                              --              --            (358)
    Payment received on note receivable                                      67              --              --
    Other, net                                                             (202)            257          (1,306)
                                                                     ----------      ----------      ----------
             Net cash used in investing activities                      (22,928)         (7,482)        (13,572)
                                                                     ----------      ----------      ----------
FINANCING ACTIVITIES:
    Distributions to minority owners                                       (129)            (33)           (118)
    Proceeds from note payable to bank                                   21,150          15,137           8,680
    Repayment of note payable to bank                                   (73,400)         (9,900)        (11,260)
    Proceeds from long-term debt                                         74,400              --              --
    Repayment of long-term debt                                         (12,624)         (9,707)         (1,633)
    Proceeds from issuance of common stock under employee
      stock purchase plan                                                   107             175             101
    Principal payments on capital lease obligations                        (534)           (648)           (656)
    Additions to deferred financing costs                                (1,273)           (377)           (519)
                                                                     ----------      ----------      ----------
             Net cash provided by (used in) financing activities          7,697          (5,353)         (5,405)
                                                                     ----------      ----------      ----------
CHANGE IN CASH AND CASH EQUIVALENTS:
    Net increase (decrease) in cash and cash equivalents                  2,259            (881)             90
    Cash and cash equivalents at beginning of year                        3,476           4,357           4,267
                                                                     ----------      ----------      ----------
    Cash and cash equivalents at end of year                         $    5,735      $    3,476      $    4,357
                                                                     ==========      ==========      ==========

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS.

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(IN THOUSANDS)
================================================================================

                                                                        2001            2000             1999
                                                                     ----------      ----------      ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during year for:
      Interest (net of amount capitalized)                           $   12,023      $   14,673      $   10,280
      Income taxes                                                        1,424           1,791           2,043

    Noncash investing and financing activities:
      Assumption of capital leases                                   $       --      $      108      $       --
      Acquisitions of property through debt, liabilities or
        reduction of note receivable                                         --             602          43,896
      Issuance of stock for acquisition of subsidiaries                  30,377              --           1,052
      Issuance of stock for operating partnership units                      --              --           1,578
      Redemption of stock for satisfaction of receivable                     --             103              --




































                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS.

1.   ORGANIZATION

     Effective December 31, 1999, Cavanaughs Hospitality Corporation acquired all of the outstanding stock of WestCoast Hotels, Inc. In February 2000, the Company changed its name to WestCoast Hospitality Corporation. All references herein to WestCoast Hospitality Corporation or WestCoast refer to the consolidated entity including Cavanaughs Hospitality Corporation as the predecessor entity. On December 31, 2001, WestCoast acquired all of the outstanding stock of Red Lion Hotels, Inc. (Red Lion) (see note 3). WestCoast is a hotel operating company that owns, operates, franchises, acquires, develops, renovates and repositions hotels in the Western United States under its proprietary brand names, "WestCoast (R)"and "Red Lion
     (R)". Substantially all of WestCoast's assets, including the hotels, are owned by or for the benefit of WestCoast Hospitality Limited Partnership
     (WHLP), a Delaware limited partnership. WestCoast Hospitality Corporation manages the day to day operations of the partnership in its capacity as sole general partner and also owns limited partnership interests of WHLP.

     After the acquisition of Red Lion, as of December 31, 2001, the Company has ownership interests and operates 44 hotel properties, manages an additional 10 properties and franchises an additional 39 properties, totaling 93 hotels in 16 states, including Alaska, Arizona, California, Colorado, Hawaii, Idaho, Minnesota, Missouri, Montana, Nebraska, Nevada, Oregon, Texas, Utah, Washington and Wyoming. Additionally, the Company provides computerized ticketing for entertainment events and arranges Broadway and other entertainment event productions under its TicketsWest division, including its Internet ticketing service offering consumers up-to-the-minute information on live entertainment and the ability to make real-time ticket purchases to events through the website. The Company owns and manages ticketing operations in British Columbia, California, Colorado, Kansas, Idaho, Montana, Nebraska, Oregon and Washington. The Company also leases retail and office space in buildings owned by the Company and manages residential and commercial properties for others in Idaho, Montana and Washington.

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

     The Company maintains several trust accounts for owners of real properties which it manages. These cash accounts are not owned by the Company and therefore, are not included in the consolidated financial statements. At December 31, 2001 and 2000, these accounts totaled approximately $1,753,000 and $1,652,000 respectively.

     INVENTORIES
     Inventories consist primarily of food and beverage products held for sale at the restaurants operated by the Company. Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value.

     ASSETS HELD FOR SALE
     The Company's buildings which are held for sale are recorded at the lower of their historical carrying value (cost less accumulated depreciation) or market value. Depreciation is terminated when the asset is determined to be held for sale.

     PROPERTY AND EQUIPMENT
     Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the lesser of the estimated useful lives of the related assets or the lease term as follows:

               Buildings                                    25-40 years
               Equipment                                    3-20 years
               Furniture and fixtures                       15 years
               Landscaping and land improvements            15 years

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

     INTEREST CAPITALIZATION
     The Company capitalizes interest costs during the construction period for qualifying assets. During the years ended December 31, 2001, 2000, and 1999, the Company capitalized approximately $253,000, $468,000 and $550,000 of interest costs, respectively.

     INTANGIBLE ASSETS
     Intangible assets consist of brand name and goodwill attributable to the purchase prices of acquisitions which were in excess of the estimated fair values of net tangible and identifiable intangible assets acquired. These assets have been amortized over 20 to 40 years. Accumulated amortization at December 31, 2001 and 2000 was approximately $2,079,000 and $1,213,000, respectively.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. The Company expects that adoption of SFAS 142 on January 1, 2002 will increase annual pre-tax operating income by approximately $855,000.

     VALUATION OF LONG-LIVED ASSETS
     The carrying value of the Company's long-lived assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected net future cash flows of the asset, then an impairment loss is recognized in the income statement using a fair value based method.

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

     INCOME TAXES
     WestCoast Hospitality Corporation is a tax paying entity and accounts for income taxes using the liability method, which requires that deferred tax assets and liabilities be determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities and tax attributes using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

     WHLP and the other partnerships which are partially or wholly owned by WestCoast Hospitality Corporation are not tax paying entities. However, the income tax attributes of these partnerships flow through to the respective partners of the partnerships.

     REVENUE RECOGNITION
     Revenue is generally recognized as services are performed. Hotel and restaurant revenue primarily represent room rental and food and beverage sales from owned, leased and consolidated joint venture hotels and are recognized at the time of the hotel stay or sale of the restaurant services. Hotel and restaurant revenues also include management fees the Company earns from managing third party owned hotels. These fees totaled $2.3 million, $2.2 million and $0 for the years ended December 31, 2001, 2000 and 1999, respectively. Franchise, Central Services and Development fees represent fees received in connection with the franchise of the Company's brand name as well as central purchasing, development and other fees. Franchise fees are recognized as earned in accordance with the contractual terms of the franchise agreements. Other fees are recognized when the services are provided.

     Real Estate Division income represents both lease income on owned commercial and retail properties as well as property management income and leasing and sales commissions from residential and commercial properties managed by the Company, typically under long-term contracts with the property owner. Lease revenues are recognized over the period of the leases. The Company records rental income from operating leases which contain fixed escalation clauses on the straight-line method. The difference between income earned and lease payments received from the tenants is included in other assets on the consolidated balance sheets. Rental income from retail leases which is contingent upon the lessees' revenues is recorded as income in the period earned. Management fees and leasing and sales commissions are recognized as these services are performed.

     TicketsWest income includes primarily earnings from ticketing and entertainment operations. Where the Company acts as an agent and receives a net fee or commission, it is recognized as revenue in the period the services are performed. When the Company is the promoter of an event and is at risk for the production, revenues and expenses are recorded in the period of the event performance.

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

     ADVERTISING AND PROMOTION

     The Company generally expenses all costs associated with its advertising and promotional efforts as incurred. During the years ending December 31, 2001, 2000 and 1999 the Company incurred $2.4 million, $2.2 million, and $1.5million, respectively of advertising expenses.

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 was amended in June 2000 with the issuance of SFAS No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133, which WestCoast adopted effective January 1, 2001, requires that derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the fair value of derivatives in each period are to be accounted for either in current earnings or other comprehensive income depending on the use of the derivatives and whether they qualify for special hedge accounting treatment. The adoption of SFAS 133 had no effect on the Company's financial statements.

     In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." which replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement continues to use a "financial-components approach" that focuses on control to determine if assets are sold or liabilities extinguished. The statement is generally applied prospectively. The statement is effective for transactions occurring after March 31, 2001. Adoption of this standard had no effect on the Company's financial statements.

     In June 2001, the FASB issued SFAS No. 141 "Business Combinations" which supersedes APB Opinion No. 16 "Business Combinations" and FASB Statement No. 38 "Accounting for Preacquisition

     Contingencies of Purchased Enterprises." The provisions of this statement require that all business combinations be accounted for using "purchase accounting" and it disallows the use of "pooling of interests" as previously allowed under APB Opinion No. 16 and FASB Statement No. 38. This statement is effective for all business combinations subsequent to June 30, 2001. The acquisition of Red Lion was accounted for using SFAS No. 141.

     The new accounting pronouncement, SFAS No. 142 "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17 "Intangible Assets" is discussed under "Intangible Assets".

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which amends SFAS No. 19. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The requirements of this statement must be implemented for fiscal years beginning after June 15, 2002; however, early adoption is encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     The FASB also issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged. The provisions of this statement generally are to be applied prospectively. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     RECLASSIFICATIONS
     Certain prior year amounts have been reclassified to conform with the 2001 presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

     ESTIMATES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

3.   ACQUISITIONS

     YEAR ENDED DECEMBER 31, 2001
     Effective December 31, 2001, the Company completed the purchase of Red Lion Hotels, Inc. (Red Lion) from Hilton Hotels Corporation (Hilton) including 9 owned hotels, 12 leased hotels, 4 licensed hotels and 22 franchised operating hotels. The acquisition was made to add critical mass to the Company's hotel portfolio and expand the Company's presence in additional markets. The hotels were acquired for $20,252,000 in cash, 303,771 Class A preferred shares and 303,771 Class B preferred shares for total consideration estimated at $52,600,000 including the cost of acquisition. The source of cash consideration for the transaction was the Company's available cash and advances under the Company's existing credit facility. The value of the preferred shares was determined based on its stated redemption value, as discussed in Note 10.

     The acquisition of Red Lion was accounted for using the purchase method of accounting. As the acquisition occurred on the last day of the year ended December 31, 2001, the results of operations of the acquired entity are not included in the consolidated statements of income or cash flows.

     The following table presents the allocation of the purchase price to the acquired assets and liabilities (in thousands):

     Cash                                          $ 2,640
     Accounts receivable                             3,195
     Prepaid expenses                                  284
     Inventory                                       1,243
                                                   -------
     Total current assets                            7,362
                                                   -------

     Property and equipment                         35,328
     Brand name                                      6,879
     Lease value                                     4,332
     Franchise value                                   809
     Deferred tax asset                              4,711
                                                   -------
     Total assets                                   59,421
                                                   -------
     Accounts payable                               (1,932)
     Other current liabilities                      (4,960)
                                                   -------
     Total liabilities                              (6,892)
                                                   -------
     Net assets acquired                           $52,529
                                                   =======

     The allocation of the purchase price between asset categories is based on preliminary data and could change when a final evaluation is performed. The lease and franchise values will be amortized over the terms of the respective agreements of 30 years and nine years.

     The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Red Lion Hotels, Inc. had occurred at January 1, 2000 (in thousands except per share data):

                                         December 31, 2001    December 31, 2000
                                         -----------------    -----------------
     Revenues                              $    203,687          $   210,451
     Net income                            $     11,488          $    11,895
     Preferred stock dividend              $     (2,582)         $    (2,582)
     Net income to common
        shareholders                       $      8,906          $     9,313
     Net income per share -
        basic and diluted                  $       0.69          $      0.70

     The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

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

     The total purchase price of Colorado Neighborhood Box Office and Fastixx of $3,456,000 was comprised of $2,149,000 cash, the issuance of a $255,000 note payable, and the issuance of 138,884 shares of the Company's common stock which was recorded at its fair value based on quoted market price of $1,052,000. Goodwill related to these acquisitions of approximately $3,282,000 is being amortized over 20 years. However, with the implementation of SFAS No. 142 on January 1, 2002, amortization of this goodwill will be terminated and the asset will be subject to impairment evaluation.

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

     o    Franchise agreements for 13 hotel properties

     The total purchase price of approximately $45.5 million consisted of $21.4 million cash, issuance of $7 million bonds payable and the assumption of $17.2 million outstanding debt and other liabilities of WestCoast Hotels, Inc. The $7 million bonds payable are convertible into common stock of the Company at $15 per share. The purchase price has been allocated to the estimated fair values of assets acquired and liabilities assumed. Assets acquired consist of working capital accounts, management and franchise contracts of $5.1 million, property and equipment of $11.8 million and partnership interests and purchase option contracts of $10.9 million. The purchase price in excess of the fair value of the net assets acquired has been allocated to brand name and goodwill, which is amortized over 40 years using the straight-line method. However, with the implementation of SFAS No. 142 on January 1, 2002, amortization of this goodwill will be terminated and the asset will be subject to impairment evaluation. Losses on rebranding the hotels to the WestCoast name are included in the statement of income as "conversion expenses."

4.   ASSETS HELD FOR SALE

     In connection with the Company's decision in 2001 to sell non-core assets, three office buildings owned by the Company have been listed for sale. The total net book value of these buildings as of December 31, 2001 of $21.4 million is classified as assets held for sale.

5.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2001 and 2000 is summarized as follows (in thousands):

                                                          2001           2000
                                                       ----------     ----------
     Buildings and equipment                           $ 219,729      $ 215,548
     Furniture and fixtures                               21,413         17,561
     Equipment acquired under capital leases               2,796          4,052
     Landscaping and land improvements                     2,216          1,995
                                                       ----------     ----------
                                                         246,154        239,156
     Less accumulated depreciation and amortization      (56,368)       (55,849)
                                                       ----------     ----------
                                                         189,786        183,307
     Land                                                 64,387         54,056
     Construction in progress                              3,483          5,185
                                                       ----------     ----------
                                                       $ 257,656      $ 242,548
                                                       ==========     ==========


     Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was approximately $8,928,000, $8,301,000, and $7,336,000, respectively.
     During the year ended December 31, 2001, the Company recorded a $3.8 million gain from the settlement of an insurance claim related to property which was destroyed by a fire at one of the Company's commercial office buildings.

     The Company's corporate headquarters building is included in buildings and equipment above. At December 31, 2001, the cost and accumulated depreciation of this building was $10.6 million and $4.0 million, respectively. In March 2002, the Company entered into an agreement to sell the building at a total pre-tax gain of $4.9 million. The Company will continue to lease a portion of this building, therefore, $1.7 million of the gain will be deferred over the six year lease term.

6.   OTHER INVESTMENTS

     The Company has a 0.3% general partnership interest in two separate hotel properties which are accounted for under the equity method of accounting. Therefore, the Company records its proportionate share of the earnings and losses of these partnerships in the consolidated statements of income. The Company also has a 6% interest in a limited liability company which is accounted for under the cost method. Accordingly the Company's investment is increased or decreased by contributions, distributions, or impairments only. At December 31, 2001, the Company's recorded investments in these three entities was $1.3 million. The underlying assets, liabilities and operations of these entities are not recorded in the consolidated financial statements. The Company does not share in any non-recourse debt that may be held by these companies in which equity interests are held. Summarized unaudited financial information with respect to these separate entities as of and for the year ended December 31, 2001 are as follows (in thousands):

     Current assets                      $  5,768
     Total assets                          15,852
     Current liabilities                    4,692
     Total liabilities                     20,747
     Total equity (deficit)                (4,895)
     Revenues                               8,764
     Net income                             1,427

     The Company has recorded income from these investments during the years ended December 31, 2001, 2000, and 1999 of $92,000, $100,000, and $0
     respectively. Additionally the Company has recorded revenues from managing and franchising the two hotel properties of $296,000, $317,000 and $0 during the years ended December 31, 2001, 2000 and 1999 respectively.

7.   LONG-TERM DEBT

     Long-term debt consists of mortgage notes payable and notes and contracts payable, collateralized by real property, equipment and the assignment of certain rental income. Long-term debt as of December 31, 2001 and 2000 is as follows (amounts outstanding in thousands):

                                                                                              2001             2000

     Note payable in monthly installments of $276,570, including interest at 7.93%, through June 2011, collateralized by
         real property                                                                      $ 35,880         $      --
     Note payable in monthly installments of $108,797, including interest at 8.08%, through September 2011, collateralized by
         real property                                                                        13,959                --
     Note payable in monthly installments of $91,871 including interest
         at 7.39%, through June 2011, collateralized by real property                         11,372            10,191
     Note payable in monthly installments of $55,817 including interest at 7.36%, through August 2007, collateralized by assignment
         of certain rental income                                                              7,233             7,365
     Note payable in monthly installments of $52,844, including interest at 8.08%, through September 2011, collateralized by
         real property                                                                         6,780                --
     Note payable in monthly installments of principal and interest at
         7.00%, through January 2010 convertible into common stock of
         the Company at $15 per share                                                          6,362             6,706
     Note payable in monthly installments of $52,925, including interest at a variable rate (6.375% at December 31, 2001 and
         8.75% at December 31, 2000), through May 2008, collateralized
         by real property                                                                      6,454             6,651
     Note payable in monthly installments of $46,695, including interest at 8.00%, through October 2011, collateralized by
         real property                                                                         6,039                --
     Industrial revenue bonds payable in monthly installments of
         $66,560 including interest at 5.90%, through October 2011,
         collateralized by real property                                                       5,980             6,412
     Note payable in monthly installments of $53,517, including interest
         at 8.00%, through July 2005, collateralized by real property                          4,840             5,084
     Note payable in monthly installments of $45,407, including interest at a variable rate (9.00% at December 31, 2001 and 2000),
         through April 2010, collateralized by real property                                   4,222             4,380
     Note payable in monthly installments of $22,904, including interest at a variable rate (8.25% at December 31, 2001 and 8.75% at
         December 31, 2000), through January 2008, collateralized by
         real property                                                                         2,444             2,513
     Industrial revenue bonds payable in monthly installments of
         $21,250 including interest at a variable rate (4.75% at
         December 31, 2001 and 4.60% at December 31, 2000), through
         January 2007, collateralized by real property                                         1,535             1,795











                                                                                              2001              2000
     Note payable in monthly installments of $18,462 including interest at an index rate plus 1.50%, subject to a minimum of 9.50% and a maximum of 12.00% (9.50% at December 31, 2001 and 10.50%
         at December 31, 2000), through December 2011, collateralized
         by real property                                                                      1,419             1,494
     Note payable in monthly installments of $10,430, including interest
         at 7.42%, through December 2003                                                       1,353             1,375
     Note payable in monthly installments of $8,373, including interest at a variable rate (6.57% at December 31, 2001 and 8.64% at
         December 31, 2000), through November 2009, collateralized
         by certain equipment and furniture and fixtures                                         566               623
     Note payable of interest only at 8.00% until maturity in October 2002,
         collateralized by letter of credit                                                      500               500
     Other                                                                                        92               165
                                                                                           ---------         ---------
                                                                                           $ 117,030         $  55,254
     Less current portion                                                                     (3,753)           (2,393)
                                                                                           ---------         ---------
           Non current portion                                                             $ 113,277         $  52,861
                                                                                           =========         =========


     Some of the above debt agreements require the Company maintain a cash reserve account for insurance, taxes, and furniture and fixture replacement. At December 31, 2001, this reserve was $1.1 million.

     During the year ended December 31, 2001, the Company refinanced some of its real property by obtaining long-term debt and paying down the Company's revolving line of credit agreement (see note 9). During the years ended December 31, 2001 and 1999, deferred loan fees associated with the debt repayments were charged to operations as an extraordinary item on the consolidated statements of income.

     Contractual maturities for long-term debt outstanding at December 31, 2001 are summarized by year as follows (in thousands):

     Years Ending
     December 31,
     -----------------------------------------------------------------
        2002                                                 $   3,753
        2003                                                     5,539
        2004                                                     3,901
        2005                                                     7,855
        2006                                                     4,169
     Thereafter                                                 91,813
                                                             ---------
                                                             $ 117,030
                                                             =========

8.   CAPITAL LEASE OBLIGATIONS

     The Company leases certain equipment under capital leases. The imputed interest rates on the leases range from 8.0% to 8.6%. Cost and accumulated amortization of this equipment as of December 31, 2001 are approximately $2,796,000 and $1,813,000, respectively. Cost and accumulated amortization of the equipment as of December 31, 2000 are approximately $4,052,000 and $2,069,000, respectively.

     Future minimum lease payments due under capital leases at December 31, 2001 are as follows (in thousands):

         Years Ending
         December 31,
         ------------
            2002                                        $   424
            2003                                            277
                                                        --------
     Total minimum lease payments                           701
     Less amounts representing interest                     (49)
                                                        --------

     Total obligations under capital lease                  652
     Less current portion                                  (384)
                                                        --------
                                                        $   268
                                                        ========


9.   NOTES PAYABLE TO BANK

     At December 31, 2000, the Company had a $120 million revolving credit facility with a consortium of banks. During 2001, in connection with the refinancing of certain properties under long-term debt facilities the revolving credit facility was amended and reduced to $70 million. At December 31, 2001 and 2000, $54.3 million and $106.5 million, respectively was outstanding under the credit facility. The credit facility is collateralized by certain properties and requires that the Company maintain certain financial ratios, minimum levels of cash flows and restricts the payment of dividends. Any outstanding borrowings bear interest based on the prime rate or LIBOR. At December 31, 2001, the interest rate on outstanding borrowings was 4.84%. The weighted-average interest rate on outstanding borrowings was 4.87% and 9.61% at December 31, 2001 and 2000, respectively. Interest only payments are due monthly. The credit facility matures in 2003. The credit facility requires the initial payment of a 1% fee plus an annual standby fee ranging from 0.25% to 0.50% in 2001 (0.50% in 2000). The Company was in compliance with all required financial covenants at December 31, 2001. The debt agreement allows the Company to pay dividends as long as certain minimum financial ratios are maintained. At December 31, 2001 and 2000, the Company was restricted from paying any dividends.

10.  STOCKHOLDERS' EQUITY

     The Articles of Incorporation of the Company authorize 50 million common shares and 5 million preferred shares. The preferred stock rights, preferences and privileges will be determined by the Board of Directors.

     As discussed in Note 3, as part of the Red Lion acquisition WestCoast issued 303,771 shares of Class A Preferred Stock and 303,771 of Class B Preferred Stock on December 31, 2001. Both the Class A and

     Class B preferred shares have $0.01 par, a $50 stated value, and give the holder certain preferences upon any liquidation of the Company.

     In addition, the Class A shares include a quarterly dividend requirement, cumulative at 7%, and are redeemable at WestCoast's option for $50 per share plus unpaid dividends. The dividend requirement increases to 12% if the Company misses two dividend payments, or to 14% upon the violation of certain restrictive covenants or after January 30, 2005, if they have not been redeemed.

     The Class B shares include a quarterly dividend requirement, cumulative at 10%, and are redeemable at WestCoast's option for $50 per share plus unpaid dividends. The dividend requirement increases to 15% if the Company misses two dividend payments, or to 20% upon the violation of certain restrictive covenants or after January 30, 2008, if they have not been redeemed.


11.  INCOME TAXES

     Major components of the Company's income tax provision for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):

                          2001         2000          1999
                        -------      --------      --------
     Current:
         Federal        $ 2,118      $  1,677      $  1,175
         State              145           105           170
     Deferred             2,240         1,524         2,392
                        -------      --------      --------
                        $ 4,503      $  3,306      $  3,737
                        =======      ========      ========

     The income tax provisions shown in the consolidated statements of income differ from the amounts calculated using the federal statutory rate applied to income before income taxes as follows (in thousands):

                                      2001                  2000                  1999
                              -------------------   -------------------   -------------------
                               Amount       %        Amount       %        Amount       %
                              --------   --------   --------   --------   --------   --------
     Provision at federal
         statutory rate       $  4,116       34.0   $  3,103       34.0   $  4,049       34.0
     Effect of tax credits         (68)      (0.6)       (77)      (0.9)      (671)      (5.6)
     State taxes, net of
         federal benefit            96        0.8         69        0.8        113        0.9
     Goodwill amortization         261        2.2        262        2.9         --         --
     Other                          98        0.8        (51)      (0.6)       246        2.1
                              --------   --------   --------   --------   --------   --------
                              $  4,503       37.2   $  3,306       36.2   $  3,737       31.4
                              ========   ========   ========   ========   ========   ========

     Components of the net deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows (in thousands):

                                       2001                    2000
                               --------------------   ---------------------
                                ASSETS   LIABILITIES    ASSETS   LIABILITIES
                               --------    --------    --------    --------
     Property and equipment    $     --    $ 12,625    $     --    $ 14,830
     Rental income                   --         660          --         604
     Management contracts            --       1,536          --       1,641
     Other                          661          --         444          --
                               --------    --------    --------    --------
                               $    661    $ 14,821    $    444    $ 17,075
                               ========    ========    ========    ========


12.  OPERATING LEASE INCOME

     The Company leases shopping mall space to various tenants over terms ranging from one to ten years. The leases generally provide for fixed minimum monthly rent as well as tenants' payments for their pro rata share of taxes and insurance, common area maintenance and expenses associated with the shopping mall. In addition, the Company leases commercial office space over terms ranging from one to eighteen years. The cost and accumulated depreciation of these properties at December 31, 2001 was approximately $29,635,000 and $8,313,000, respectively. The cost and accumulated depreciation of the commercial office properties at December 31, 2000 was approximately $34,682,000 and $11,274,000, respectively. In March 2002, the Company entered into an agreement to sell one of these properties with a cost and accumulated depreciation of $10.6 million and $4.0 million, respectively (see note 5). Lease income related to this building is only included in the following table for the first three months of 2002.

     Future minimum lease income under existing noncancellable leases at December 31, 2001, excluding lease income from the property which was sold in March 2002, is as follows (in thousands):

     Years Ending
     December 31,
     ------------
        2002                                   $  6,777
        2003                                      6,074
        2004                                      5,878
        2005                                      4,700
        2006                                      3,817
     Thereafter                                  10,180
                                               --------
                                               $ 37,426
                                               ========

     Rental income for the years ended December 31, 2001, 2000 and 1999 was approximately $9,301,000, $8,896,000 and $7,594,000 respectively, which included contingent rents of approximately $174,000, $200,000 and $149,000, respectively.

13.  OPERATING LEASE COMMITMENTS

     The Company leases building space under an operating lease agreement which requires monthly payments of $4,500 through March 2009. The monthly payments can be increased yearly for inflation.

     In 1998, the Company began leasing land at one of its hotel properties which requires monthly payments based on either gross receipts from the hotel or a monthly minimum, whichever is greater, through July 2014, with two 10-year renewal options. At December 31, 2001, monthly minimum lease payments were $5,617. The monthly minimum payments can be adjusted every three years based on the average monthly payments. In 1998, the Company began leasing land at one of its hotel properties, which requires monthly payments of $5,454 through May 2062. The monthly payments are subject to adjustment every five years.

     As part of the Red Lion acquisition, the Company acquired land leases for four hotel properties. One of the leases requires a monthly minimum payment of $3,000 through 2013 plus contingent rents based on gross receipts from the hotel. Another lease requires a monthly payment of $5,110 through 2020. The last two leases require combined monthly payments of $14,328 through mid 2003.

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

     At December 31, 2001, the Company assumed a master lease agreement which covered 17 hotel properties including 12 which were part of the Red Lion acquisition. The Company has entered into a sublease with Hilton whereby Hilton will sublease 5 of these hotel properties from the Company. The master lease agreement requires minimum monthly payments of $1.25 million plus contingent rents based on gross receipts from the 17 hotels. The lease agreement expires in December 2020, but the Company has the option to extend the term for three additional 5 year terms.

     Assuming the Company exercises its purchase options for the Bellevue hotel in July 2002 and the Yakima hotel in March 2003, total payments due under all of the Company's leases at December 31, 2001 are as follows (in thousands):

     Years Ending
     December 31,
     --------------
         2002                                  $  7,009
         2003                                     6,408
         2004                                     5,481
         2005                                     5,481
         2006                                     5,481
      Thereafter                                 78,562
                                               --------
                                               $108,422
                                               ========


     The above amounts are net of $9.9 million of sublease income annually through 2020.

     Total rent expense under the leases for the years ended December 31, 2001, 2000, and 1999 was $1,816,000, $1,816,000 and $675,000, respectively.

14.  RELATED-PARTY TRANSACTIONS

     The Company had the following transactions with related parties:

     o The Company recorded management fee and other income of approximately $154,000, $145,000 and $109,000 during the years ended December 31, 2001, 2000 and 1999, respectively, for performing management and administrative functions for entities which are owned by key stockholders and management of the Company, but are excluded from the consolidated financial statements.

     o The Company received commissions for real estate sales from entities which are owned or partially owned by key stockholders and management of the Company, but are excluded from the consolidated financial statements of $109,000, $110,000 and $114,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     o During 2001, 2000, and 1999, the Company held certain cash and investment accounts in a bank and had notes payable to the same bank. The bank's chairman and chief executive officer is a director of the Company. At December 31, 2001 and 2000, total cash and investments of approximately $466,000 and $1,202,000, respectively, and a note payable totaling approximately $5,980,000 and $6,412,000, respectively, were outstanding with this bank. Total interest income of $18,000, $41,000 and $75,000, respectively, and interest expense of $367,000, $391,000 and $206,000, respectively, was recorded related to this bank during the years ended December 31, 2001, 2000 and 1999. Additionally, the Company is the real estate manager for the bank's corporate office building. During the years ended December 31, 2001, 2000 and 1999, the Company recognized management fee income of $114,000, $111,000 and $109,000, respectively.

     o At December 31, 2001 and 2000, the Company guaranteed $235,000 of a note which is payable by a limited liability company, in which the Company holds a minority interest.

15.  EMPLOYEE BENEFIT AND STOCK PLANS

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


        STOCK PRICE                       PERCENT OF OPTION
         INCREASE                           SHARES VESTED
        -----------                       -----------------
           25%                                    25%
           50%                                    50%
           75%                                    75%
          100%                                   100%

     Stock option transactions are summarized as follows:



                                              NUMBER          WEIGHTED-AVERAGE    EXERCISE PRICE     EXPIRATION
                                            OF SHARES          EXERCISE PRICE        PER SHARE          DATE
                                         ----------------   -------------------  -----------------  -------------
     Balance, January 1, 1999                    835,869          $ 15.00           $     15.00         2008
         Options granted                         263,915            12.02            7.50-15.00         2009
         Options forfeited                      (122,035)           14.16           10.94-15.00
                                         ----------------

     Balance, December 31, 1999                  977,749            14.30            7.50-15.00       2008-2009
         Options granted                         109,395             9.18            8.31-15.00         2010
         Options forfeited                       (89,319)           14.21           10.94-15.00
                                         ----------------

     Balance, December 31, 2000                  997,825            13.75            7.50-15.00       2008-2010
         Options granted                         360,785             6.07                  6.07         2011
         Options forfeited                       (81,991)           13.89            8.31-15.00
                                         ----------------       ----------      ----------------

     Balance, December 31, 2001                1,276,619          $ 11.57           $6.07-15.00       2008-2011
                                         ================       ==========      ================

         Remaining options available for grant at December 31, 2001 were 123,381. At December 31, 2001 and 2000, options totaling 27,000 and 19,000 respectively are exercisable at a weighted average exercise price of $15.00.

     The Company uses the intrinsic value method versus the fair value method of recording compensation expense associated with its stock options. Accordingly, since all options were granted at exercise prices equal to or greater than the fair market value of the common stock on the grant date, no compensation expense has been recognized in the consolidated statement of income. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and income per share for the years ended December 31, 2001, 2000 and 1999 would have been decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                   2001                    2000                    1999
                                          ----------------------  ----------------------- -----------------------
                                              AS         PRO          AS          PRO          AS         PRO
                                           REPORTED     FORMA      REPORTED      FORMA      REPORTED     FORMA
                                          ----------- ----------  ----------  ----------- ----------- -----------
     Income before extraordinary item
       and cumulative effect of change
       in accounting principle                $7,602    $ 6,919      $5,821       $5,005      $8,172      $7,232
     Extraordinary item                          (23)       (23)          -            -         (10)        (10)
     Cumulative effect of change in
       accounting principle                        -          -           -            -        (133)       (133)
                                          ----------- ----------  ----------  ----------- ----------- -----------
     Net income                               $7,579    $ 6,896      $5,821       $5,005      $8,029      $7,089
                                          =========== ==========  ==========  =========== =========== ===========

     Income per share:
       Before extraordinary item and
         cumulative effect of change
         in accounting principle              $  .59     $  .53      $  .45       $  .39      $  .64      $  .57
       Extraordinary item                          -          -           -            -           -           -
       Cumulative effect of change
         in accounting principle                   -          -           -            -        (.01)       (.01)
                                          ----------- ----------  ----------  ----------- ----------- -----------
     Net income per share -
         basic and diluted                    $  .59     $  .53      $  .45       $  .39      $  .63      $  .56
                                          =========== ==========  ==========  =========== =========== ===========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999:


                                             2001          2000          1999

     Dividend yield                             0%            0%            0%
     Expected volatility                       22%           33%           33%
     Risk free interest rates                4.07%         5.71%         5.45%
     Expected option lives                 4 years       4 years       4 years

     The weighted-average life of options outstanding at December 31, 2001 was
     7.43 years. The weighted-average fair value of all options granted during 2001, 2000 and 1999 was $1.37, $4.12 and $4.43 per share, respectively. The weighted-average fair value and exercise price for options granted at market value and for those options granted above market value on the date of grant in 2001, 2000 and 1999 are as follows:

                                                 WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
                                                    FAIR VALUE                    EXERCISE PRICE
                                         -------------------------------   -------------------------------
                                           2001       2000       1999        2001       2000       1999
                                         ---------  ---------  ---------   ---------  ---------  ---------
     Options granted at market price      $1.37      $4.32       $5.61       $6.07      $ 8.31     $10.94
     Options granted above market price   $   -      $2.76       $2.49        $  -      $15.00     $12.98

     In connection with the Company's initial public offering in 1998, the Company also granted 55,000 restricted shares of common stock to certain members of senior management. Twenty percent of these shares were issued in 1998 and 1999. Twenty percent will be issued in each subsequent year provided such employee is an employee of the Company at that time. Management stock grants in 2001 and 2000 were canceled and paid in cash. The Company recorded compensation expense of approximately $56,000, $55,000 and $165,000 during the years ended December 31, 2001, 2000 and 1999, respectively, associated with these grants.

     EMPLOYEE STOCK PURCHASE PLAN

     In 1998, the Company adopted the Employee Stock Purchase Plan to assist employees of the Company in acquiring a stock ownership interest in the Company. A maximum of 300,000 shares of common stock is reserved for issuance under this plan. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions. No employee may purchase more than $25,000 worth of common stock under this plan in any calendar year. During the years ended December 31, 2001, 2000 and 1999, 24,139, 26,429 and 14,245 shares were purchased under this plan for approximately $107,000, $175,000 and $101,000, respectively.

     DEFINED CONTRIBUTION PLAN

     The Company and employees contribute to the WestCoast Hospitality Corporation Amended and Restated Retirement and Savings Plan. The defined contribution plan was created for the benefit of substantially all employees of the Company. The Company makes contributions of up to 3% of an employee's compensation based on a vesting schedule and eligibility requirements set forth in the plan document. Company contributions to the plan for the years ended December 31, 2001, 2000 and 1999 were approximately $225,000, $240,000 and $204,000, respectively.

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The estimated fair values of financial instruments at December 31, 2001 and 2000 are as follows (in thousands):

                                                                 2001                           2000
                                                     ----------------------------   ----------------------------
                                                        CARRYING        FAIR           CARRYING        FAIR
                                                         AMOUNT         VALUE           AMOUNT         VALUE
                                                     -------------  -------------   -------------  -------------
     Financial assets:
         Cash and cash equivalents                     $  5,735       $  5,735        $  3,476       $  3,476
         Accounts receivable                              9,101          9,101           6,232          6,232

     Financial liabilities:
         Current liabilities, excluding debt             21,802         21,802          11,645         11,645
         Notes payable to bank                           54,250         54,250         106,500        106,500
         Long-term debt                                 117,030        117,030          55,254         55,254
         Capital lease obligations                          652            652           1,186          1,186


17.  BUSINESS SEGMENTS

     The Company has four operating segments: (1) Hotels and Restaurants; (2) TicketsWest; (3) Real Estate Division and (4) Franchise, Central Services and Development. The Franchise, Central Services and Development segment represents the franchise and marketing division of the Company which was acquired with the WestCoast Hotels, Inc. purchase. Due to the timing of the WestCoast Hotels, Inc. acquisition, this segment had identifiable assets and capital expenditures at December 31, 1999, but no operations were reported until 2000. Due to the timing of the Red Lion acquisition on December 31, 2001, identifiable assets and capital expenditures related to this acquisition are reported at December 31, 2001. However, no operations will be reported until 2002. Corporate services and other consists primarily of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment.

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

     Selected information with respect to the segments is as follows for the years ended December 31, 2001, 2000 and 1999 (in thousands):



                                                               2001            2000            1999
                                                            ----------      ----------      ----------
     Revenues:
         Hotels and Restaurants                             $   99,495      $  106,540      $   92,808
         Franchise, Central Services and Development             3,213           3,643              --
         TicketsWest                                             8,539           6,908           7,959
           Less:  inter-segment revenues                        (1,042)         (1,203)           (778)
         Real Estate Division                                   10,114           9,540           9,649
         Corporate Services and other                              314             378             417
                                                            ----------      ----------      ----------
                                                            $  120,633      $  125,806      $  110,055
                                                            ==========      ==========      ==========
     Operating income (loss):
         Hotels and Restaurants                             $   16,823      $   20,299      $   18,707
         Franchise, Central Services and Development             1,012           2,035              --
         TicketsWest                                              (237)           (407)            388
         Real Estate Division                                    3,954           3,845           3,852
         Corporate Services and other                           (2,524)         (2,224)         (1,912)
                                                            ----------      ----------      ----------
                                                            $   19,028      $   23,548      $   21,035
                                                            ==========      ==========      ==========
     Capital expenditures:
         Hotels and Restaurants                             $   48,634       $   6,623      $   49,580
         Franchise, Central Services and Development             2,672             299           7,428
         TicketsWest                                               542             912           4,766
         Real Estate Division                                    2,910             310             442
         Corporate Services and other                              203             316           1,064
                                                            ----------      ----------      ----------
                                                            $   54,961       $   8,460      $   63,280
                                                            ==========      ==========      ==========
     Depreciation and amortization:
         Hotels and Restaurants                             $    8,112      $    7,615      $    5,951
         Franchise, Central Services and Development               405             401              --
         TicketsWest                                               476             410             110
         Real Estate Division                                    1,426           1,317           1,328
         Corporate Services and other                              759             709             543
                                                            ----------      ----------      ----------
                                                            $   11,178      $   10,452      $    7,932
                                                            ==========      ==========      ==========
     Identifiable assets:
         Hotels and Restaurants                             $  276,297      $  232,762      $  234,397
         Franchise, Central Services and Development            39,474          32,577          33,573
         TicketsWest                                             6,403           6,239           4,936
         Real Estate Division                                   29,941          25,216          25,765
         Corporate Services and other                            7,534           8,040          10,461
                                                            ----------      ----------      ----------
                                                            $  359,649      $  304,834      $  309,132
                                                            ==========      ==========      ==========

18.  EARNINGS PER SHARE

     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted EPS computations for the years ended December 31, 2001, 2000 and 1999 (in thousands, except per share amounts). Also shown is the number of dilutive securities (stock options and convertible notes) that would have been included in the diluted EPS computation if they were not anti-dilutive.


                                                                        2001            2000           1999
                                                                    ------------   -------------  -------------
     Numerator:
         Income before extraordinary item and cumulative
            effect of change in accounting principle                   $  7,602        $  5,821       $  8,172
         Extraordinary item                                                 (23)             --            (10)
         Cumulative effect of change in accounting
           principle                                                         --              --           (133)
                                                                    ------------   -------------  -------------

         Net income-basic                                                 7,579           5,821          8,029
         Income effect of dilutive OP Units                                 232              71            208
                                                                    ------------   -------------  -------------
         Net income-diluted                                            $  7,811        $  5,892       $  8,237
                                                                    ============   =============  =============

     Denominator:
         Weighted-average shares outstanding - basic                     12,953          12,941         12,755
         Effect of dilutive OP Units                                        286             296            341
         Effect of dilutive common stock options and
           convertible notes                                                 (A)             (A)            (A)
                                                                    ------------   -------------  -------------
         Weighted-average shares outstanding - diluted                   13,239          13,237         13,096
                                                                    ============   =============  =============

     Earnings per share - basic and diluted:
         Income per share before extraordinary item and
           cumulative effect of change in accounting
           principle                                                    $   .59         $   .45        $   .64
         Extraordinary item                                                  --              --             --
         Cumulative effect of change in accounting
           principle                                                         --              --           (.01)
                                                                    ------------   -------------  -------------
         Net income per share - basic and diluted                       $   .59         $   .45        $   .63
                                                                    ============   =============  =============


     (A)  At December 31, 2001, 2000 and 1999 1,276,619, 997,825, and 977,749
          stock options are outstanding, respectively. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

          The effects of the shares which would be issued upon conversion of the convertible notes have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Reference is made to the information set forth in the Form 8-K filed June 29, 2001, "Change in Registrant's Certifying Accountant."




                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                        DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 2002 Annual Meeting of Shareholders under the caption "Directors and Officers of the Registrant."


                            COMPENSATION OF DIRECTORS

     The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 2002 Annual Meeting of Shareholders under the caption "Compensation of Directors."


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 2002 Annual Meeting of Shareholders under the caption "Executive Compensation."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 2002 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained, and incorporated by reference from, the Proxy Statement for the Company's 2002 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions."

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


     A.  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.


         1.  Index to financial statements:                                 Page
                                                                            ----
             a.  WestCoast Hospitality Corporation -
                 Consolidated Balance Sheets                                  34
             b.  WestCoast Hospitality Corporation -
                 Consolidated Statements of Income                       35 & 36
             c.  WestCoast Hospitality Corporation -
                 Consolidated Statements of Changes in
                 Stockholders' Equity                                         37
             d.  WestCoast Hospitality Corporation -
                 Consolidated Statements of Cash Flows                   38 & 39
             e.  WestCoast Hospitality Corporation -
                 Notes to Consolidated Financial Statements              40 - 62


         2.  Index to financial statement schedules:

             All schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or the information is contained in the Financial Statements and therefore has been omitted.

         3.  Index to exhibits:

             EXHIBIT
             NO.         DESCRIPTION
             --------    -----------
             3.1         Amended and Restated Articles of Incorporation of the
                         Company
             3.2(1)      Amended and Restated By-Laws of the Company
             4.1(1)      Specimen Common Stock Certificate

             EXECUTIVE COMPENSATION PLANS AND AGREEMENTS
             10.1(3)     Employment Agreement between the Company and Arthur M.
                         Coffey
             10.2(3)     Employment Agreement between the Company and Richard L.
                         Barbieri
             10.3(3)     Employment Agreement between the Company and David M.
                         Bell
             10.4(3)     Employment Agreement between the Company and Thomas M.
                         Barbieri
             10.5(1)     Employee Stock Purchase Plan of Cavanaughs Hospitality
                         Corporation
             10.6(6)     1998 Stock Incentive Plan
             10.7(1)     Form of Stock Option Award Agreement
             10.8(1)     Form of Restricted Stock Award Agreement

             OTHER MATERIAL CONTRACTS
             10.9(1)     Amended and Restated Agreement of Limited Partnership
                         of Cavanaughs Hospitality Limited Partnership
             10.10(1)    Gateway Property Lease Agreement
             10.11(1)    Gateway Property Option Agreement
             10.12(1)    Ridpath Property Lease Agreement
             10.13(4)    Form of Indemnification Agreement
             10.14(2)    Purchase and Sale Agreement re: WC Holdings, Inc.
             10.15(2)    Membership Interest Purchase Agreement re: October
                         Hotel Investors, LLC
             10.16(2)    First Amendment to Membership Interest Purchase
                         Agreement re: October Hotel Investors, LLC
             10.17(5)    Amended and Restated Credit Agreement
             10.18(7)    Second Amendment to the Amended and Restated Credit
                         Agreement
             10.19(7)    Amendment and Restatement of Deed of Trust and Security
                         Agreement dated May 21, 2001, with WestCoast
                         Hospitality Limited Partnership, as grantor, and IDS
                         Life Insurance Company, as beneficiary
             10.20(7)    Deed Of Trust and Security Agreement dated as of June
                         14, 2001, with WHC809, LLC, as grantor, and Morgan
                         Guaranty Trust Company of New York, as beneficiary
             10.21(8)    Deed of Trust and Security Agreement dated as of
                         September 18,2001, with WHC820, LLC, as grantor, and
                         Column Financial, Inc., as beneficiary
             10.22(8)    Deed of Trust, Assignment of Leases and Rents, Security
                         Agreement and Fixture Filing dated as of August
                         16,2001, with WHC821, LLC, as grantor, and Column
                         Financial, Inc., as beneficiary
             10.23(8)    Deed of Trust, Assignment of Leases and Rents, Security
                         Agreement and Fixture Filing dated as of August
                         16,2001, with WHC804, LLC, as grantor, and Column
                         Financial, Inc., as beneficiary
             21(3)       List of Subsidiaries of the Company
             23.1        Consent of BDO Seidman LLP
             23.2        Consent of PricewaterhouseCoopers LLP
---------------
(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form S-1, dated January 20, 1998.
(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8-K, dated January 4, 2000.
(3) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form S-1/A, dated March 10, 1998.
(4) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form S-1/A, dated March 27, 1998.
(5) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K, dated March 30, 2000.
(6) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-Q, dated March 31, 2001.
(7) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-Q, dated June 30, 2001.
(8) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-Q, dated September 30, 2001.

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


                                        WESTCOAST HOSPITALITY CORPORATION
                                 -----------------------------------------------
                                                   REGISTRANT

                                 BY:        /s/ DONALD K. BARBIERI
                                 -----------------------------------------------
                                               DONALD K. BARBIERI
                                 CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                 MARCH 29, 2002
                                 -----------------------------------------------
                                                      DATE



                                 BY:         /s/ ARTHUR M. COFFEY
                                 -----------------------------------------------
                                                ARTHUR M. COFFEY
                                    EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                              OFFICER AND DIRECTOR

                                                 MARCH 29, 2002
                                 -----------------------------------------------
                                                      DATE



                                 BY:           /s/ SHARON SANCHEZ
                                 -----------------------------------------------
                                                 SHARON SANCHEZ
                                     EXECUTIVE VICE PRESIDENT HOTEL DIVISION

                                                 MARCH 29, 2002
                                 -----------------------------------------------
                                                      DATE



                                 BY:        /s/ RICHARD L. BARBIERI
                                 -----------------------------------------------
                                               RICHARD L. BARBIERI
                                        EXECUTIVE VICE PRESIDENT, GENERAL
                                              COUNSEL AND DIRECTOR

                                                 MARCH 29, 2002
                                 -----------------------------------------------
                                                      DATE

                                 BY:           /s/ TOM BARBIERI
                                 -----------------------------------------------
                                                  TOM BARBIERI
                                         SENIOR VICE PRESIDENT, PROJECT
                                            DEVELOPMENT AND DIRECTOR

                                                 MARCH 29, 2002
                                 -----------------------------------------------
                                                      DATE


                                 BY:         /s/ PETER F. STANTON
                                 -----------------------------------------------
                                                PETER F. STANTON
                                                    DIRECTOR

                                                 MARCH 29, 2002
                                 -----------------------------------------------
                                                      DATE


                                 BY:         /s/ RONALD R. TAYLOR
                                 -----------------------------------------------
                                                RONALD R. TAYLOR
                                                    DIRECTOR

                                                 MARCH 29, 2002
                                 -----------------------------------------------
                                                      DATE


                                 BY:          /s/ ROBERT G. TEMPLIN
                                 -----------------------------------------------
                                                ROBERT G. TEMPLIN
                                                    DIRECTOR

                                                 MARCH 29, 2002
                                 -----------------------------------------------
                                                      DATE


                                 BY:         /s/ STEPHEN R. BLANK
                                 -----------------------------------------------
                                                STEPHEN R. BLANK
                                                    DIRECTOR

                                                 MARCH 29, 2002
                                 -----------------------------------------------
                                                      DATE


                                 BY:          /s/ RODNEY D. OLSON
                                 -----------------------------------------------
                                                 RODNEY D. OLSON
                                                    DIRECTOR

                                                 MARCH 29, 2002
                                 -----------------------------------------------
                                                      DATE