Form 10-Q
period 2002-03-31
WESTCOAST HOSPITALITY CORP
filed 2002-05-15
CIK 1052595

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15)d OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2002
                                           --------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period                    to
                                       ----------------      ----------------

            Commission file number 001-13957
                                   ---------

                        WESTCOAST HOSPITALITY CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

             Washington                                    91-1032187
             ----------                                    ----------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification  No.)

             201 W. North River Drive, Suite 100, Spokane, WA 99201
             ------------------------------------------------------
                     (Address of principal executive office)

                                 (509) 459-6100
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of April 30, 2002, there were 12,970,473 shares of the Registrant's common stock outstanding.

================================================================================

                        WESTCOAST HOSPITALITY CORPORATION

                                    Form 10-Q
                       For the Quarter Ended March 31,2002

INDEX

Part I - Financial Information

     Item 1 - Financial Statements:

              Consolidated Balance Sheets --
                  March 31, 2002 (unaudited) and December 31,2001              3

              Consolidated Statements of Income --
                  Three Months Ended March 31, 2002 (unaudited) and 2001     4-5

              Consolidated Statements of Cash Flows --
                  Three Months Ended March 31, 2002 and 2001 (unaudited)     6-7

              Notes to Consolidated Financial Statements                    8-11

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                   12-17

PART II - Other Information

     Item 6 - Exhibits and Reports on Form 8-K                                18

     Signatures                                                               19

Part I -  Financial Information
ITEM 1.   Financial Statements

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001
(in thousands, except per share data)

---------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
                                                                              March 31,       December 31,
                                                                                2002              2001
                                                                              --------          --------
ASSETS:
     Current assets:
        Cash and cash equivalents                                             $  6,440          $  5,735
        Accounts receivable                                                      8,593             9,101
        Inventories                                                              2,377             2,380
        Assets held for sale                                                    21,326            21,403
        Prepaid expenses and deposits                                            1,334             1,410
                                                                              --------          --------
                 Total current assets                                           40,070            40,029
                                                                              --------          --------
     Property and equipment, net                                               250,002           257,656
     Intangible assets, net                                                     34,920            34,920
     Other assets, net                                                          30,361            27,044
                                                                              --------          --------
                 Total assets                                                 $355,353          $359,649
                                                                              ========          ========
LIABILITIES:
     Current liabilities:
        Accounts payable                                                      $  5,221          $  4,756
        Accrued payroll and related benefits                                     7,809             6,866
        Accrued interest payable                                                   804               777
        Income taxes payable                                                       557               822
        Advanced deposits                                                          447             1,542
        Other accrued expenses                                                  12,578             7,039
        Long-term debt, due within one year                                      4,324             3,753
        Capital lease obligations, due within one year                             389               384
                                                                              --------          --------
                 Total current liabilities                                      32,129            25,939
                                                                              --------          --------
     Long-term debt, due after one year                                        104,712           113,277
     Notes payable to bank                                                      49,000            54,250
     Capital lease obligations, due after one year                                 169               268
     Deferred income                                                             2,841              --
     Deferred income taxes                                                      14,260            14,160
     Minority interest in partnerships                                           2,946             2,940
                                                                              --------          --------
                 Total liabilities                                             206,057           210,834
                                                                              --------          --------
Commitments and contingencies
STOCKHOLDERS' EQUITY:
     Preferred stock - 5,000,000 shares authorized; $0.01 par value;
        Class A - 303,771 shares issued and outstanding in 2001                      3                 3
        Class B - 303,771 shares issued and outstanding in 2001                      3                 3
     Additional paid-in capital, preferred stock                                30,371            30,371
     Common stock - 50,000,000 shares authorized; $0.01 par value;
        12,970,473 and 12,959,700 shares issued and outstanding                    130               130
     Additional paid-in capital, common stock                                   84,022            83,966
     Retained earnings                                                          34,767            34,342
                                                                              --------          --------
                 Total stockholders' equity                                    149,296           148,815
                                                                              --------          --------
                 Total liabilities and stockholders' equity                   $355,353          $359,649
                                                                              ========          ========

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

Part I -  Financial Information
ITEM 1.   Financial Statements

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(in thousands, except per share data)

---------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
                                                                                2002               2001
REVENUES:
     Hotels and Restaurants                                                   $ 37,205           $ 22,944
     Franchise, Central Services and Development                                   751                668
     TicketsWest                                                                 1,979              1,953
     Real Estate Division                                                        2,472              2,489
     Corporate Services                                                             62                 98
                                                                              --------           --------
              Total revenues                                                    42,469             28,152
                                                                              --------           --------
OPERATING EXPENSES:
     Direct:
        Hotels and Restaurants                                                  34,520             18,220
        Franchise, Central Services and Development                                451                338
        TicketsWest                                                              1,444              1,823
        Real Estate Division                                                     1,212              1,134
        Corporate Services                                                          48                 39
        Depreciation and amortization                                            2,717              2,481
        Amortization of goodwill                                                  --                  226
                                                                              --------           --------
              Total direct expenses                                             40,392             24,261
     Undistributed corporate expenses                                              572                584
                                                                              --------           --------
              Total expenses                                                    40,964             24,845
                                                                              --------           --------
Operating income                                                                 1,505              3,307
OTHER INCOME (EXPENSE):
     Interest expense, net of amounts capitalized                               (2,867)            (3,357)
     Interest income                                                                42                 82
     Other income                                                                3,008              1,019
     Conversion expenses                                                            (1)              --
     Equity in investments                                                         (28)                 9
     Minority interest in partnerships                                              (5)                13
                                                                              --------           --------
Income before income taxes                                                       1,654              1,073
Income tax provision                                                               584                397
                                                                              --------           --------
Net income                                                                       1,070                676
Preferred stock dividend                                                           646               --
                                                                              --------           --------
Net income to common shareholders                                             $    424           $    676
                                                                              ========           ========

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

Part I -  Financial Information
ITEM 1.   Financial Statements

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME, CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(in thousands, except per share data)

---------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
                                                                                2002               2001
Income per share:
     Income per share before preferred stock dividends                        $   0.08           $   0.05
     Preferred stock dividends                                                   (0.05)              --
                                                                              --------           --------
     Net income per share - basic and diluted                                 $   0.03           $   0.05
                                                                              ========           ========

Weighted-average shares outstanding - basic                                     12,970             12,945
                                                                              ========           ========
Weighted-average shares outstanding - diluted                                   13,256             13,231
                                                                              ========           ========
































 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

Part I -  Financial Information
ITEM 1.   Financial Statements

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
 (in thousands)

--------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
                                                                                    2002                2001
OPERATING ACTIVITIES:
     Net income                                                                  $   1,070           $     676
        Adjustments to reconcile net income to net cash provided
           by operating activities:
              Depreciation and amortization                                          2,717               2,707
              Gain on disposition of property and equipment                         (3,011)             (1,027)
              Deferred income tax provision                                            100                 250
              Minority interest in partnerships                                          5                 (13)
              Equity in investments                                                    (28)                 (9)
              Compensation expense related to stock issuance                             7                   8
              Change in assets and liabilities
                 Accounts receivable                                                   509              (1,220)
                 Inventories                                                             3                 (55)
                 Prepaid expenses, deposits and income taxes
                    refundable                                                      (1,251)             (1,395)
                 Accounts payable and income taxes payable                           1,528                (443)
                 Accrued payroll and related benefits                                  943                 (28)
                 Accrued interest payable                                               27                 (48)
                 Other accrued expenses                                              3,704               2,919
                                                                                 ---------           ---------

                    Net cash provided by operating activities                        6,323               2,322
                                                                                 ---------           ---------

INVESTING ACTIVITIES:
     Additions to property and equipment                                            (1,110)             (1,379)
     Proceeds from disposition of property and equipment                             1,738               1,248
     Payment received on note receivable                                              --                    67
     Other, net                                                                       (156)               (275)
                                                                                 ---------           ---------

                    Net cash provided by (used in) investing activities                472                (339)
                                                                                 ---------           ---------

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

Part I -  Financial Information
ITEM 1.   Financial Statements

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
 (in thousands)

--------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
                                                                                    2002                2001
Financing activities:
     Repayment of note payable to bank                                              (5,250)             (2,000)
     Repayment of long-term debt                                                      (795)               (582)
     Proceeds from issuance of common stock under employee
        stock purchase plan                                                             49                  60
     Principal payments on capital lease obligations                                   (94)               (153)
     Additions to deferred financing costs                                            --                   (60)
     Distribution to stockholders and partners                                        --                   (54)
                                                                                 ---------           ---------
                    Net cash used in financing activities                           (6,090)             (2,789)
                                                                                 ---------           ---------

Change in cash and cash equivalents:
     Net increase (decrease) in cash and cash equivalents                              705                (806)
     Cash and cash equivalents at beginning of period                                5,735               3,476
                                                                                 ---------           ---------
     Cash and cash equivalents at end of period                                  $   6,440           $   2,670
                                                                                 =========           =========


Supplemental disclosure of cash flow information:
     Cash paid during period for:
        Interest (net of amount capitalized)                                     $   2,839           $   3,328
        Income taxes                                                             $     750           $   1,458

     Noncash investing and financing activities:
        Acquisition of property through assumption
           of capital leases                                                     $    --             $      87
        Addition of note receivable on sale of building                          $   2,607           $    --
        Investment in real estate venture                                        $   1,194           $    --
        Assignment of debt to purchaser of building                              $   7,198           $    --









 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   QUARTERLY INFORMATION:

     The unaudited consolidated financial statements included herein have been prepared by WestCoast Hospitality Corporation (the Company or WestCoast) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. The balance sheet as of December 31, 2001 has been compiled from the audited balance sheet as of such date. The Company believes that the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2001 previously filed with the SEC on Form 10-K.

     In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at March 31, 2002 and the consolidated results of operations and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.

2.   ORGANIZATION:

     In December, 2001, WestCoast acquired all of the capital stock of Red Lion Hotels, Inc. Red Lion's hotel portfolio consisted of eight owned Red Lion hotel properties, 11 leased Red Lion hotel properties, 22 franchised Red Lion hotel properties, four licensed Red Lion Hotels, one owned Doubletree hotel property located in Pasco, Washington and one leased Doubletree hotel property located in Boise, Idaho. Operating results of Red Lion are included from the date of acquisition.

     As a result of that acquisition, and taking into account all other increases and losses in franchised or managed properties, as of March 31, 2002, the Company has ownership interests and operates 44 hotel properties, manages an additional 10 properties and franchises an additional 38 properties, totaling 92 hotels in16 states, including Alaska, Arizona, California, Colorado, Hawaii, Idaho, Minnesota, Missouri, Montana, Nebraska, Nevada, Oregon, Texas, Utah, Washington and Wyoming. Additionally, the Company provides computerized ticketing for entertainment events and arranges Broadway and other entertainment event productions under its TicketsWest(R) division, including TicketsWest.com(TM), its Internet ticketing service offering consumers up-to-the-minute information on live entertainment and the ability to make real-time ticket purchases to events through the website. The Company owns and manages ticketing operations in British Columbia, California, Colorado, Idaho, Kansas, Montana, Nebraska, Oregon, Washington and Wisconsin. The Company also leases retail and office space in buildings owned by the Company and manages residential and commercial properties for others in Idaho, Montana and Washington through its G&B(R) Real Estate Services division.

3.   LONG-TERM DEBT AND LINE OF CREDIT:

     The Company obtained an $80 million revolving secured credit facility with a consortium of banks. In December 1998, the company received a commitment to amend the credit facility to increase the total amount available under the facility to $100 million. In December 1999, in connection with the WestCoast Hotels Inc. acquisition, the credit facility was amended to increase the total amount available under the facility to $120 million. During 2001, in connection with the refinancing of certain properties under long term debt facilities the revolving credit facility was amended and reduced to $70 million. The credit facility is collateralized by certain property and requires that the Company maintain certain financial ratios, minimum levels of cash flows and restricts the payment of dividends. Any outstanding borrowings bear interest based on the prime rate or

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     LIBOR. The credit facility matures in May 2003. At March 31, 2002, $49 million is outstanding under the credit facility. The Company was in compliance with all required covenants at March 31, 2002.

4.   BUSINESS SEGMENTS:

     The Company has four operating segments: (1) Hotels and Restaurants; (2) TicketsWest(R); (3) Real Estate Division and (4) Franchise, Central Services and Development. Corporate services and other consists primarily of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment, which are not specifically associated with an operating segment.

     TicketsWest(R) has significant inter-segment revenues, which are eliminated in the consolidated financial statements. Management reviews and evaluates the operations of TicketsWest(R) including the inter-segment revenues. Therefore, the total revenues, including inter-segment revenues are included in the segment information below. Management reviews and evaluates the operating segments exclusive of interest expense. Therefore, interest expense is not allocated to the segments.

     Selected information with respect to the segments is as follows (in thousands):

                                                                 2002               2001
                                                               --------           --------
     Revenues:
          Hotels and Restaurants                               $ 37,205           $ 22,944
          Franchise, Central Services and Development               751                668
          TicketsWest                                             2,093              2,201
             Less:  inter-segment revenues                         (114)              (248)
          Real Estate Division                                    2,472              2,489
          Corporate Services and other                               62                 98
                                                               --------           --------
                                                               $ 42,469           $ 28,152
                                                               ========           ========
     Operating income (loss):
          Hotels and Restaurants                               $    510           $  2,735
          Franchise, Central Services and Development               208                230
          TicketsWest                                               458                 24
          Real Estate Division                                    1,102              1,022
          Corporate Services and other                             (773)              (704)
                                                               --------           --------
                                                               $ (1,505)          $  3,307
                                                               ========           ========

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   EARNINGS PER SHARE:

     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted EPS computations (in thousands, except per share amounts). Also shown is the number of stock options that would have been considered in the diluted EPS computation if they were not anti-dilutive.

                                                                       2002               2001
                                                                     --------           --------
     Numerator:
          Income before preferred stock dividends                    $  1,070           $    676
          Preferred stock dividends                                      (646)              --
                                                                     --------           --------

          Net income-basic                                                424                676
          Income effect of dilutive OP Units                               25                  6
                                                                     --------           --------

          Net income-diluted                                         $    449           $    682
                                                                     ========           ========
     Denominator:
          Weighted-average shares outstanding - basic                  12,970             12,945
          Effect of dilutive OP Units                                     286                286
          Effect of dilutive common stock options and
             convertible notes                                             66                (A)
                                                                     --------           --------

          Weighted-average shares outstanding - diluted                13,322             13,231
                                                                     ========           ========
     Earnings per share - basic and diluted:
          Income per share before preferred stock dividends          $    .08           $    .05
          Preferred stock dividends                                  $   (.05)              --
                                                                     --------           --------

          Net income per share - basic and diluted                   $    .03           $    .05
                                                                     ========           ========

     (A) At March 31, 2002 and 2001, 922,677 and 993,266 stock options were outstanding, respectively. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per because they are anti-dilutive.

         The effect of the shares which would be issued upon conversion of the convertible notes have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

6.   NEW ACCOUNTING POLICIES

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

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. The adoption of SFAS 142 on January 1, 2002, resulted in the reduction of pre-tax goodwill amortization of $226 thousand for the quarter ended March 31, 2002.

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

     The FASB also issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this Statement generally are to be applied prospectively. The adoption of this statement did not have a material effect on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145"). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS No. 145 that amend SFAS No. 13 are effective for transactions occurring after May 15, 2002 with all other provisions of SFAS No. 145 being required to be adopted by the Company in its consolidated financial statements for the first quarter of fiscal 2003. Management currently believes that the adoption of SFAS No. 145 will not have a material impact on the Company's consolidated financial statements.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL
-------

         The following discussion and analysis addresses the results of operations for the Company for the three months ended March 31, 2002 and 2001. The following should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in "Risk Factors" and elsewhere in the Form 10-K for the year ended December 31, 2001, previously filed by the Company with the Securities and Exchange Commission.

         The Company's revenues are derived primarily from the Hotels and reflect revenue from rooms, food and beverage, third party management and franchise contracts, and other sources, including telephone, guest services, banquet room rentals, gift shops and other amenities. Hotel revenues accounted for 87.6% of total revenues in the three months ended March 31, 2002 and increased 62.2% to $37.2 million in 2002 from $22.9 million in 2001. The balance of the Company's revenues is derived from its Franchise, Central Services and Development, TicketsWest, Real Estate Division, and Corporate Services divisions. These revenues are generated from franchise fees, ticket distribution handling fees, Internet services, real estate management fees, sales commissions and rents. Franchise, Central Services and Development accounted for 1.8% of the Company's revenue for the three months ended March 31, 2002. TicketsWest accounted for 4.7% and Real Estate Division accounted for 5.8% of total revenues for the period.

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

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table sets forth-selected items from the consolidated statements of operations as a percent of total revenues and certain other selected data:

                                                               Three Months Ended
                                                                     March 31,
                                                             2002                2001
                                                          ----------          ----------
     Revenues:
     Hotels and Restaurants                                     87.6 %              81.5 %
     Franchise, Central Services and Development                 1.8                 2.4
     TicketsWest                                                 4.7                 6.9
     Real Estate Division                                        5.8                 8.9
     Corporate Services and other                                0.1                 0.3
                                                          ----------          ----------
           Total Revenue                                       100.0 %             100.0 %
                                                          ==========          ==========

     Direct Operating Expenses                                  95.1 %              86.2 %
     Undistributed Corporate Operating Expense                   1.3                 2.1
     Operating Income                                            3.5                11.7
     Interest Expense                                            6.7                11.9
     Income Tax Provision                                        1.4                 1.4
           Net Income                                            2.5 %               2.4 %

     Hotel Statustics (1)
     Hotels open at end of period                                 92                  93
     Available rooms                                          15,997              16,095
     REVPAR (2) (3)                                       $    40.98       $       45.63
     ADR (4)                                              $    78.44       $       80.93
     Occupancy (5)                                              52.2 %              56.4 %

(1) Hotel statistics for the three months ended March 31, 2002 and 2001, are presented for Combined Hotels. Combined Hotels includes hotels owned, managed, or franchised by the WestCoast Hospitality Corporation and Red Lion Hotels, Inc. in the current period, with same hotel pro forma statistics for prior period.

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

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 TO THE THREE MONTHS ENDED MARCH 31, 2001

     Total revenues increased $ 14.3 million, or 50.9%, to $42.5 million in 2002 from $28.2 million in 2001. This increase in revenue is primarily the result of the acquisition of Red Lion Hotels, Inc., which closed on December 31, 2001.

     Total hotel and restaurant revenues increased $14.3 million, or 62.2%, to $37.2 million in 2002 from $22.9 million in 2001. Combined Hotel ADR decreased $2.49 or 3.1%, to $78.44 in 2002 from $80.93 in 2001. Combined Hotel REVPAR decreased $4.65, or 10.2%, to $40.98 in 2002 from $45.63 in 2001. The reduced
REVPAR is a result of both lower occupancy and ADR which have both been impacted by the September 11 terror attacks and the weak economy. Declines in occupancy and ADR have continued to narrow in the post 9/11 period, and showed smaller decreases when compared to fourth quarter 2001 results.

     Franchise, Central Services and Development revenues increased $83 thousand or 12.4% to $ 751 thousand in 2002 from $668 thousand for 2001. The increase in revenue is primarily attributed to the additional franchise agreements acquired in the purchase of Red Lion Hotels, Inc.

     TicketsWest revenues increased $26 thousand, or 1.3%, to $2.0 million in 2002 primarily from increased entertainment and ski tickets sold in the Colorado area.

     Real Estate Division revenue decreased $17 thousand, or 0.7%, to $2.5 million in 2002 from $2.5 million in 2001 primarily from reduced lease revenue from Company owned real estate in 2001.

     Direct operating expenses increased $16.1 million, or 66.5 %, to $40.4 million in 2002 from $24.3 million in 2001. The direct operating expenses increased primarily from the additional hotels operated by the company due to the acquisition of Red Lion Hotels, Inc. This increase was partially offset by the elimination of $226 thousand of goodwill amortization due to the adoption of SFAS No. 142.

     Total undistributed corporate operating expenses decreased $12 thousand, or 2.0% to $572 thousand in 2002 from $584 thousand in 2001. Total undistributed corporate operating expenses as a percentage of total revenues decreased 0.8% to 1.3% in 2002 from 2.1 % in 2001.

     Operating income decreased $1.8 million, or 54.5%, to $1.5 million in 2002 from $3.3 million in 2001. As a percentage of total revenues, operating income decreased to 3.5% in 2002 from 11.7% in 2001. This decrease is primarily due to the acquisition of Red Lion Hotels, Inc. and the impacts of the weak economy and seasonality differences of the acquired hotels.

     Interest expense decreased $490 thousand , or 14.6%, to $2.9 million in 2002 from $3.4 million in 2001. This decrease is attributed to a decrease in the total debt outstanding and a decrease in the interest rates charged on the Company's variable rate debt.

     Income tax provision increased $187 thousand to $584 thousand in 2002 from $397 thousand in 2001 due to an increase in income before taxes. The effective income tax provision rate was 35% and 37% for 2002 and 2001 respectively.

     Net income increased $394 thousand, to $1.1 million in 2002 from $676 thousand in 2001. The increase in net income is attributed primarily to a gain realized in the quarter of approximately $3 million from the sale of 80.1% interest in the WHC Building. Earnings per share to common shareholders decreased to $0.03 in 2002 from $0.05 in 2001due to an increase in net income which was offset by preferred stock dividends in 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Historically, the Company's principal sources of liquidity have been cash on hand, cash generated by operations and borrowings under a $70 million revolving credit facility. Cash generated by operations in excess of operating expenses is used for capital expenditures and to reduce amounts outstanding under the Revolving Credit Facility.

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

     At March 31, 2002, the Company had $ 6.4 million in cash and cash equivalents. The Company has made extensive capital expenditures to the existing hotels and the acquisition of hotel properties of $1.1 million, $ 55.0 million, $8.5 million and $63.3 million in owned and joint venture properties for the three months ended March 31, 2002, and the years ended December 31, 2001, 2000, and 1999, respectively. These expenditures included guest room, lounge and restaurant renovations, public area refurbishment, telephone and computer system upgrades, tenant improvements, property acquisitions, construction, and corporate expenditures and were funded from common and preferred stock issuance, issuance of operating partnership units, operating cash flow and debt. The Company establishes reserves for capital replacement in the amount of 4.0% of the prior year's actual gross hotel income to maintain the Hotels at acceptable levels. Acquired hotel properties have a separate capital budget for purchase, construction, renovation, and branding costs. Capital expenditures planned for Hotels in 2002 are expected to be approximately $7.7 million. Management believes the consistent renovation and upgrading of the Hotels and other properties is imperative to its long-term reputation and customer satisfaction.

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

     The Revolving Credit Facility contains various representations, warranties, covenants and events of default deemed appropriate for a Credit Facility of similar size and nature. Covenants and provisions in the definitive credit agreement governing the Revolving Credit Facility include, among other things, limitations on: (i) substantive changes in the Company's and Operating Partnership's current business activities, (ii) liquidation, dissolution, mergers, consolidations, dispositions of material property or assets involving the Company and its affiliates or their assets, as the case may be, and acquisitions of property or assets of others, (iii) the creation or existence of deeds of trust or other liens on property or assets, (iv) the addition or existence of indebtedness, including guarantees and other contingent obligations, (v) loans and advances to others and investments in others, (vi) redemption of subordinated debt, (vii) amendment or modification of certain material documents or of the Articles in a manner adverse to the interests of the lenders under the Revolving Credit Facility, (viii) payment of dividends or distributions on the Company's capital stock, and (ix) maintenance of certain financial ratios. Each of the covenants described above provides for certain ordinary course of business and other exceptions. If the Company breaches any of these covenants and does not obtain a waiver of that breach, the breach will constitute an event of default under the Revolving Credit Facility. At March 31, 2002, the Company had $49 million outstanding under the Revolving Credit Facility and was in compliance with all required covenants. The Revolving Credit Facility restricted the Company from paying dividends on its common stock as of March 31, 2002.

     In addition to the Revolving Credit Facility, as of March 31, 2002, the Company had debt and capital leases outstanding of approximately $110 million consisting of primarily variable and fixed rate debt secured by individual properties.

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

NEW ACCOUNTING POLICIES

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

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. The adoption of SFAS 142 on January 1, 2002 resulted in the reduction of pre-tax goodwill amortization of $226 thousand for the quarter ended March 31, 2002.

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

     The FASB also issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this Statement generally are to be applied prospectively. The adoption of this statement did not have a material effect on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145"). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS No. 145 that amend SFAS No. 13 are effective for transactions occurring after May 15, 2002 with all other provisions of SFAS No. 145 being required to be adopted by the Company in its consolidated financial statements for the first quarter of fiscal 2003. Management currently believes that the adoption of SFAS No. 145 will not have a material impact on the Company's consolidated financial statements.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports filed on Form 8-K related to the acquisition of Red Lion Hotels, Inc.

         8-K   - January 15, 2002
         8-K/A - March 14, 2002

WESTCOAST HOSPITALITY CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities stated and on the date indicated.


                                       WESTCOAST  HOSPITALITY CORPORATION
                                       (Registrant)

Date: May 14, 2002                     By:   /s/ Arthur M. Coffey
                                            -----------------------------------
                                            Arthur M. Coffey, Executive Vice
                                            President and Chief Financial
                                            Officer