Form 10-Q
period 2002-06-30
WESTCOAST HOSPITALITY CORP
filed 2002-08-14
CIK 1052595

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15)d OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2002
                                          -------------

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period ____________ to ____________


           Commission file number 001-13957
                                  ---------



                        WESTCOAST HOSPITALITY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Washington                                       91-1032187
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification  No.)


             201 W. North River Drive, Suite 100, Spokane, WA 99201
             ------------------------------------------------------
                     (Address of principal executive office)


                                 (509) 459-6100
                           ---------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]    No [_]

As of August 8, 2002, there were 12,980,717 shares of the Registrant's common stock outstanding.
================================================================================

                        WESTCOAST HOSPITALITY CORPORATION

                                    Form 10-Q
                       For the Quarter Ended June 30, 2002

INDEX

Part I - Financial Information

         Item 1 - Financial Statements:

                  Consolidated Balance Sheets --
                    June 30, 2002 (unaudited) and December 31, 2001           3

                  Consolidated Statements of Income --
                    Three Months and Six Months Ended June 30, 2002
                    and 2001 (unaudited)                                    4-5

                  Consolidated Statements of Cash Flows --
                    Six Months Ended June 30, 2002 and 2001 (unaudited)     6-7

                  Notes to Consolidated Financial Statements               8-12

         Item 2 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   13-19


PART II - Other Information

         Item 4 - Submissions of Matters to a Vote of Security Holders       20

         Item 6 - Exhibits and Reports on Form 8-K                           20

         Signatures                                                          21

Part I - Financial Information
ITEM 1. Financial Statements

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2001
(in thousands, except share data)
--------------------------------------------------------------------------------

                                                                      (UNAUDITED)
                                                                       JUNE 30,   DECEMBER 31,
                                                                         2002         2001
                                                                      ----------   ----------
ASSETS:
    Current assets:
       Cash and cash equivalents                                      $    6,186   $    5,735
       Accounts receivable                                                10,102        9,101
       Inventories                                                         2,461        2,380
       Assets held for sale                                               21,382       21,403
       Prepaid expenses and deposits                                       3,086        1,410
                                                                      ----------   ----------
               Total current assets                                       43,217       40,029
                                                                      ----------   ----------
    Property and equipment, net                                          248,973      257,656
    Intangible assets, net                                                34,920       34,920
    Other assets, net                                                     29,635       27,044
                                                                      ----------   ----------
               Total assets                                           $  356,745   $  359,649
                                                                      ==========   ==========
LIABILITIES:
    Current liabilities:
       Accounts payable                                               $    7,081   $    4,756
       Accrued payroll and related benefits                                7,741        6,866
       Accrued interest payable                                              741          777
       Income taxes payable                                                2,469          822
       Advanced deposits                                                     616        1,542
       Other accrued expenses                                             10,199        7,039
       Long-term debt, due within one year                                 4,486        3,753
       Capital lease obligations, due within one year                        380          384
                                                                      ----------   ----------
               Total current liabilities                                  33,713       25,939
                                                                      ----------   ----------
    Long-term debt, due after one year                                   101,382      113,277
    Notes payable to bank                                                 49,000       54,250
    Capital lease obligations, due after one year                             84          268
    Deferred income                                                        2,769           --
    Deferred income taxes                                                 14,360       14,160
    Minority interest in partnerships                                      3,006        2,940
                                                                      ----------   ----------
               Total liabilities                                         204,314      210,834
                                                                      ----------   ----------
Commitments and contingencies
Stockholders' equity:
    Preferred stock - 5,000,000 shares authorized; $0.01 par value;
       Class A - 303,771 shares issued and outstanding                         3            3
       Class B - 303,771 shares issued and outstanding                         3            3
    Additional paid-in capital, preferred stock                           30,371       30,371
    Common stock - 50,000,000 shares authorized; $0.01 par value;
       12,970,473 and 12,959,700 shares issued and outstanding               130          130
    Additional paid-in capital, common stock                              84,022       83,966
    Retained earnings                                                     37,902       34,342
                                                                      ----------   ----------
               Total stockholders' equity                                152,431      148,815
                                                                      ----------   ----------
               Total liabilities and stockholders' equity             $  356,745   $  359,649
                                                                      ==========   ==========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

Part I - Financial Information
ITEM 1. Financial Statements

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(in thousands, except share data)
--------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                              JUNE 30                    JUNE 30
                                                            (UNAUDITED)                (UNAUDITED)
                                                     ------------------------    ------------------------
                                                        2002          2001          2002          2001
                                                     ----------    ----------    ----------    ----------
REVENUES:
    Hotels and Restaurants                           $   46,736    $   27,373    $   83,941    $   50,317
    Franchise, Central Services and Development           1,183           795         1,934         1,463
    TicketsWest                                           1,493         1,723         3,472         3,676
    Real Estate Division                                  2,139         2,469         4,611         4,958
    Corporate Services                                       72            58           134           156
                                                     ----------    ----------    ----------    ----------
            Total revenues                               51,623        32,418        94,092        60,570
                                                     ----------    ----------    ----------    ----------
OPERATING EXPENSES:
    Direct:
       Hotels and Restaurants                            36,869        19,324        71,389        37,544
       Franchise, Central Services and Development          568           416         1,019           754
       TicketsWest                                        1,467         1,677         2,911         3,500
       Real Estate Division                               1,030         1,124         2,242         2,258
       Corporate Services                                    53            45           101            84
       Depreciation and amortization                      2,659         2,535         5,376         5,028
       Amortization of goodwill                            --             214          --             428
                                                     ----------    ----------    ----------    ----------
            Total direct expenses                        42,646        25,335        83,038        49,596
    Undistributed corporate expenses                        637           588         1,209         1,172
                                                     ----------    ----------    ----------    ----------
            Total expenses                               43,283        25,923        84,247        50,768
                                                     ----------    ----------    ----------    ----------
Operating income                                          8,340         6,495         9,845         9,802

OTHER INCOME (EXPENSE):
    Interest expense, net of amounts capitalized         (2,655)       (2,994)       (5,522)       (6,351)
    Interest income                                         116            60           158           142
    Other income                                             92         3,787         3,100         4,808
    Conversion expenses                                      (6)           (3)           (7)           (5)
    Equity in investments                                    16            18           (12)           27
    Minority interest in partnerships                       (61)         (159)          (66)         (146)
                                                     ----------    ----------    ----------    ----------
Income before income taxes                                5,842         7,204         7,496         8,277
Income tax provision                                      2,062         2,649         2,646         3,046
                                                     ----------    ----------    ----------    ----------
Income before extraordinary item                          3,780         4,555         4,850         5,231
Extraordinary item                                         --             (23)         --             (23)
                                                     ----------    ----------    ----------    ----------
Net Income                                                3,780         4,532         4,850         5,208
Preferred stock dividend                                    645          --           1,291          --
                                                     ----------    ----------    ----------    ----------
Net income to common shareholders                    $    3,135    $    4,532    $    3,559    $    5,208
                                                     ==========    ==========    ==========    ==========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

Part I - Financial Information
ITEM 1. Financial Statements

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME, CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
 (in thousands, except share data)
--------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  JUNE 30                     JUNE 30
                                                                (UNAUDITED)                 (UNAUDITED)
                                                         ------------------------    ------------------------
                                                            2002          2001          2002          2001
                                                         ----------    ----------    ----------    ----------
Income per share:
    Income per share before preferred stock dividends    $     0.29    $     0.35    $     0.37    $     0.40
    Preferred stock dividends                                 (0.05)           --         (0.10)           --
                                                         ----------    ----------    ----------    ----------
    Net income per share - basic and diluted             $     0.24    $     0.35    $     0.27    $     0.40
                                                         ==========    ==========    ==========    ==========

Weighted-average shares outstanding - basic                  12,970        12,948        12,970        12,947
                                                         ==========    ==========    ==========    ==========
Weighted-average shares outstanding - diluted                13,314        13,234        13,318        13,233
                                                         ==========    ==========    ==========    ==========







               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

Part I - Financial Information
ITEM 1. Financial Statements

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(in thousands)
--------------------------------------------------------------------------------

                                                                        (UNAUDITED)
                                                                     2002          2001
                                                                  ----------    ----------
Operating activities:
    Net income                                                    $    4,850    $    5,208
       Adjustments to reconcile net income to net cash provided
          by operating activities:
            Depreciation and amortization                              5,376         5,456
            Gain on disposition of property and equipment             (3,095)       (1,027)
            Gain on insurance settelment                                --          (3,782)
            Deferred income tax provision                                200         1,892
            Extraordinary item                                          --               9
            Minority interest in partnerships                             66           146
            Equity in investments                                         12           (27)
            Compensation expense related to stock issuance                 7             8
            Change in assets and liabilities
               Accounts receivable                                    (1,001)       (1,888)
               Inventories                                               (81)          (20)
               Prepaid expenses and deposits                          (1,676)       (1,219)
               Accounts payable and income taxes payable               3,972           280
               Accrued payroll and related benefits                      875           131
               Accrued interest payable                                  (36)           52
               Other accrued expenses                                  1,495         3,116
                                                                  ----------    ----------

                  Net cash provided by operating activities           10,964         8,335
                                                                  ==========    ==========

Investing activities:
    Additions to property and equipment                               (2,468)       (3,749)
    Proceeds from disposition of property and equipment                1,828         1,338
    Cash received from partnership investments                          --              66
    Other, net                                                           141          (353)
                                                                  ----------    ----------

                  Net cash used in investing activities                 (499)       (2,698)
                                                                  ==========    ==========



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

Part I - Financial Information
ITEM 1. Financial Statements

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(in thousands)
--------------------------------------------------------------------------------

                                                                  (UNAUDITED)
                                                               2002          2001
                                                            ----------    ----------
FINANCING ACTIVITIES:
    Repayment of note payable to bank                           (7,650)      (41,700)
    Proceeds from note payable to bank                            --          47,550
    Repayment of long-term debt                                 (1,563)      (11,181)
    Proceeds from issuance of common stock under employee
       stock purchase plan                                          49            60
    Preferred stock dividend paid                                 (645)         --
    Principal payments on capital lease obligations               (187)         (299)
    Additions to deferred financing costs                          (19)         (553)
    Distribution to stockholders and partners                     --             (56)
                                                            ----------    ----------
                  Net cash used in financing activities        (10,015)       (6,179)
                                                            ----------    ----------


CHANGE IN CASH AND CASH EQUIVALENTS:
    Net increase (decrease) in cash and cash equivalents           450          (542)
    Cash and cash equivalents at beginning of period             5,735         3,476
                                                            ----------    ----------
    Cash and cash equivalents at end of period              $    6,185    $    2,934
                                                            ==========    ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during period for:
       Interest (net of amount capitalized)                 $    5,558    $    6,299
       Income taxes                                         $      801    $      220

    Noncash investing and financing activities:
       Addition of note receivable on sale of building      $    2,607    $     --
       Investment in real estate venture                    $    1,194    $     --
       Assignment of debt to purchaser of building          $    7,198    $     --
       Preferred stock dividends accrued                    $    1,291    $     --

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

Part I - Financial Information
ITEM I. Financial Statements

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   QUARTERLY INFORMATION

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

     In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at June 30, 2002 and the consolidated results of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of sales and expenses during the reporting period and the disclosures of contingent liabilities. Accordingly, ultimate results could differ from those estimates.

2.   ORGANIZATION

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

     As a result of that acquisition, and taking into account all other increases and losses in franchised or managed properties, as of June 30, 2002, the Company has ownership interests and operates 44 hotel properties, manages an additional 10 properties and franchises an additional 36 properties, totaling 90 hotels in 16 states, including Alaska, Arizona, California, Colorado, Hawaii, Idaho, Minnesota, Missouri, Montana, Nebraska, Nevada, Oregon, Texas, Utah, Washington and Wyoming. Additionally, the Company provides computerized ticketing for entertainment events and arranges Broadway and other entertainment event productions under its TicketsWest(R) division, including TicketsWest.com(TM), its Internet ticketing service offering consumers up-to-the-minute information on live entertainment and the ability to make real-time ticket purchases to events through the website. The Company owns and manages ticketing operations in British Columbia, California, Colorado, Idaho, Kansas, Montana, Nebraska, Oregon, Washington and Wisconsin. The Company also leases retail and office space in buildings owned by the Company and manages residential and commercial properties for others in Idaho, Montana and Washington through its G&B(R) Real Estate Services division.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   LINE OF CREDIT

     The Company obtained an $80 million revolving secured credit facility with a consortium of banks. In

     December 1998, the company received a commitment to amend the credit facility to increase the total amount available under the facility to $100 million. In December 1999, in connection with the WestCoast Hotels Inc. acquisition, the credit facility was amended to increase the total amount available under the facility to $120 million. During 2001, in connection with the refinancing of certain properties under long term debt facilities the revolving credit facility was amended and reduced to $70 million. In June 2002 the credit facility was amended to extend the maturity date to June 30, 2005, and reduce the total commitment to $68.5 million. The credit facility is collateralized by certain property and requires that the Company maintain certain financial ratios, minimum levels of cash flows and restricts the payment of dividends. Any outstanding borrowings bear interest based on the prime rate or LIBOR. At June 30, 2002, $46.6 million is outstanding under the credit facility. The Company was in compliance with all required covenants at June 30, 2002.

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

     Selected information with respect to the segments is as follows (in thousands):

                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                            JUNE 30                 JUNE 30
                                                      --------------------    --------------------
                                                        2002        2001        2002        2001
                                                      --------    --------    --------    --------
     Revenues:
        Hotels and Restaurants                        $ 46,736    $ 27,373    $ 83,941    $ 50,317
        Franchise, Central Services and Development      1,183         795       1,934       1,463
        TicketsWest                                      1,497       2,034       3,591       4,235
           Less:  inter-segment revenues                    (4)       (311)       (119)       (559)
        Real Estate Division                             2,139       2,469       4,611       4,958
        Corporate Services and other                        72          58         134         156
                                                      --------    --------    --------    --------
                                                      $ 51,623    $ 32,418    $ 94,092    $ 60,570
                                                      ========    ========    ========    ========

     Operating income (loss):
        Hotels and Restaurants                        $  7,680    $  6,037    $  8,190    $  8,772
        Franchise, Central Services and Development        534         278         742         508
        TicketsWest                                        (54)        (61)        405         (36)
        Real Estate Division                             1,016       1,003       2,118       2,025
        Corporate Services and other                      (836)       (762)     (1,610)     (1,467)
                                                      --------    --------    --------    --------
                                                      $  8,340    $  6,495    $  9,845    $  9,802
                                                      ========    ========    ========    ========

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

                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                JUNE 30                 JUNE 30
                                                         --------------------    --------------------
                                                           2002        2001        2002        2001
                                                         --------    --------    --------    --------
     Numerator:
         Income before preferred stock dividends and
            extraordinary item                           $  3,780    $  4,555    $  4,850    $  5,231
         Extraordinary item                                  --           (23)       --           (23)
         Preferred stock dividends                           (645)       --        (1,291)       --
                                                         --------    --------    --------    --------
         Income available to common stockholders            3,135       4,532       3,558       5,208
         Income effect of dilutive OP Units                    31          85          56          91
                                                         --------    --------    --------    --------
         Net income-diluted                              $  3,166    $  4,617    $  3,614    $  5,299
                                                         ========    ========    ========    ========

     Denominator:
         Weighted-average shares outstanding - basic       12,970      12,948      12,970      12,947
         Effect of dilutive OP Units                          286         286         286         286
         Effect of dilutive common stock options and
            convertible notes                                  58         (A)          62         (A)
                                                         --------    --------    --------    --------
         Weighted-average shares outstanding - diluted     13,314      13,234      13,318      13,233
                                                         ========    ========    ========    ========

         Income per share before preferred
            stock dividend                               $   0.29    $   0.35    $   0.37    $   0.40
         Preferred stock dividends                          (0.05)       --         (0.10)       --
                                                         --------    --------    --------    --------
         Net income per share - basic and diluted        $   0.24    $   0.35    $   0.27    $   0.40
                                                         ========    ========    ========    ========

          (A)  At June 30, 2002 and 2001, 1,232,341 and 962,420 stock options were outstanding, respectively. At June 30, 2002 and 2001, 872,568 and 962,420 of these options respectively have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

               The effect of the shares which would be issued upon conversion of the convertible notes have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

6.   BUILDING SALE

     In the first quarter of 2002, the Company entered into an agreement for the sale of an 80.1% interest in the WHC Building, while retaining the management of the building, its lease of space, and the remaining ownership interest. The sale of the building resulted in a pre-tax gain of $4.9 million. Due to retaining a partial lease of the building, a portion of the gain is being deferred over the six-year lease term.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   RECENT ACCOUNTING PRONOUNCEMENTS

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

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. The Company tested the remaining balance of goodwill and determined that no impairment existed at June 30, 2002. The adoption of SFAS 142 on January 1, 2002, resulted in the reduction of pre-tax goodwill amortization of $214 thousand and $428 thousand for the quarter and six months ended June 30, 2002, respectively.

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           JUNE 30,                JUNE 30,
                                                    ---------------------   ---------------------
                                                       2002        2001        2002        2001
                                                    ---------   ---------   ---------   ---------
                                                                (Dollars in thousands)
     Reported net income to common shareholders     $   3,135   $   4,532   $   3,559   $   5,208
     Add back:  goodwill amortization, net of tax           0         135           0         270
                                                    ---------   ---------   ---------   ---------
           Total                                    $   3,135   $   4,667   $   3,559   $   5,478
                                                    =========   =========   =========   =========

     Basic earnings per share
           Reported net income                      $    0.24   $    0.35   $    0.27   $    0.40
           Goodwill amortization                         0.00        0.01        0.00        0.02
                                                    ---------   ---------   ---------   ---------
           Adjusted earnings per share              $    0.24   $    0.36   $    0.27   $    0.42
                                                    =========   =========   =========   =========

     Diluted earnings per share:
           Reported net income                      $    0.24   $    0.35   $    0.27   $    0.40
           Goodwill amortization                         0.00        0.01        0.00        0.02
                                                    ---------   ---------   ---------   ---------
           Adjusted earnings per share              $    0.24   $    0.36   $    0.27   $    0.42
                                                    =========   =========   =========   =========

     The Company's other intangible assets, primarily consisting of management, marketing, franchising and lease contracts have finite lives and will continue to be amortized over the weighted average remaining term of the contracts. At June 30, 2002, the cost and accumulated amortization of these contracts was $10.5 million and $1.7 million, respectively. Annual amortization expense related to these contracts approximates $844 thousand.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which amends SFAS No. 19. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The requirements of this statement must be implemented for fiscal years beginning after June 15, 2002; however, early adoption is encouraged. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The FASB also issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this Statement generally are to be applied prospectively. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

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

     In July, 2002, the FASB issued SFAS No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management currently believes that the adoption of SFAS NO. 146 will not have a material impact on the Company's consolidated financial statements

8.   SUBSEQUENT EVENT

     In July 2002, the Company offered eligible option holders the opportunity to exchange certain options for new options. The new options offered will be issued at the fair market value of the stock on or after the first business day that is six months and one day after the date the original options were cancelled in the exchange.

     On July 31, 2002, 571,661 options were cancelled pursuant to the terms of the offer. The Company expects to grant 285,851 new non-qualified options in 2003. Under current accounting guidance, the Company does not anticipate any impact on its financial condition and results of operations. The terms of the transaction are disclosed in Forms SC TO filed in July and August 2002.

Part I - Financial Information

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

     The following discussion and analysis addresses the results of operations for the Company for the quarter and six months ended June 30, 2002 and 2001. The following should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in "Risk Factors" and elsewhere in the Form 10-K for the year ended December 31, 2001, previously filed by the Company with the Securities and Exchange Commission.

     The Company's revenues are derived primarily from the Hotels and reflect revenue from rooms, food and beverage, third party management and franchise contracts, and other sources, including telephone, guest services, banquet room rentals, gift shops and other amenities. Hotel revenues accounted for 89.2% of total revenues in the six months ended June 30, 2002 and increased 66.8% to $83.9 million in 2002 from $50.3 million in 2001. The balance of the Company's revenues is derived from its Franchise, Central Services and Development, TicketsWest, Real Estate Division, and Corporate Services divisions. These revenues are generated from franchise fees, ticket distribution handling fees, Internet services, real estate management fees, sales commissions and rents. Franchise, Central Services and Development accounted for 2.1% of the Company's revenue for the six months ended June 30, 2002. TicketsWest accounted for 3.7% and Real Estate Division accounted for 4.9% of total revenues for the period.

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

     The following table sets forth-selected items from the consolidated statements of operations as a percent of total revenues and certain other selected data:

                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                             JUNE 30                JUNE 30,
                                                       -------------------    --------------------
                                                         2002       2001        2002        2001
                                                       --------   --------    --------    --------
     Revenues:
     Hotels and Restaurants                               90.5 %     84.4 %      89.2 %      83.1 %
     Franchise, Central Services and Development           2.3        2.5         2.1         2.4
     TicketsWest                                           2.9        5.3         3.7         6.0
     Real Estate Division                                  4.1        7.6         4.9         8.2
     Corporate Services and other                          0.2        0.2         0.1         0.3
                                                       --------   --------    --------    --------
            Total Revenue                                100.0%     100.0%      100.0%      100.0%
                                                       ========   ========    ========    ========

     Direct Operating Expenses                            82.6%      78.2%       88.3%       81.9%
     Undistributed Corporate Operating Expense             1.2        1.8         1.3         1.9
     Operating Income                                     16.2       20.0        10.5        16.2
     Interest Expense                                      5.1        9.2         5.9        10.5
     Income Tax Provision                                  4.0        8.2         2.8         5.0
            Net Income                                     7.3%      14.0%        5.2%        8.6%

     Hotel Statustics (1)
     Hotels open at end of period                           90         46          90          46
     Available rooms                                    15,855      8,607      15,855       8,607
     REVPAR (2) (3)                                    $ 50.91    $ 55.45     $ 45.99     $ 50.60
     ADR (4)                                           $ 80.71    $ 84.07     $ 79.70     $ 82.67
     Occupancy (5)                                        63.1%      66.0%       57.7%       61.2%


(1) Hotel statistics for the three and six months ended June 30, 2002 and 2001, are presented for Combined Hotels. Combined Hotels includes hotels owned, managed, or franchised by the WestCoast Hospitality Corporation and Red Lion Hotels, Inc. in the current period, with same hotel pro forma statistics for prior period.
(2) REVPAR represents the total room revenues divided by total available rooms, net of rooms out of service due to significant renovations.
(3) Rooms, which were under renovation, were excluded from REVPAR and average occupancy percentage. Due to the short duration of renovation, in the opinion of management, excluding these rooms did not have a material impact on REVPAR and average occupancy percentage.
(4) ADR represents total room revenues divided by the total number of rooms occupied by hotel guests on a paid basis.
(5) Average occupancy percentage represents total rooms occupied divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 TO THE THREE MONTHS ENDED JUNE 30, 2001

     Total revenues increased $19.2 million, or 59.2%, to $51.6 million in 2002 from $32.4 million in 2001. This increase in revenue is primarily the result of the acquisition of Red Lion Hotels, Inc., which closed on December 31, 2001.

     Total hotel and restaurant revenues increased $19.4 million, or 70.7%, to $46.7 million in 2002 from $27.4 million in 2001. Combined Hotel ADR decreased $3.36 or 4.0%, to $80.71 in 2002 from $84.07 in 2001. Combined Hotel REVPAR decreased $4.54, or 8.2%, to $50.91 in 2002 from $55.45 in 2001. The reduced
REVPAR is a result of both lower occupancy and ADR which have both been impacted by the September 11 terror attacks and the weak economy. Declines in occupancy and ADR have continued to narrow in the post 9/11 period, and showed smaller decreases when compared to fourth quarter 2001 results. Combined hotel statistics include hotels owned managed or franchised by the WestCoast Hospitality Corporation and Red Lion Hotels, Inc. in the current period, with same hotel pro forma statistics for prior period.

     Franchise, Central Services and Development revenues increased $400 thousand or 48.8% to $1.2 million in 2002 from $800 thousand in 2001. This increase is primarily related to the increase in franchise royalty income from the Red Lion purchase.

     TicketsWest revenues decreased $230 thousand , or 13.3%, to $1.5 million in 2002 primarily from decreased call center income.

     Real Estate Division revenue decreased $330 thousand, or 13.4%, to $2.1 million in 2002 from $2.5 million in 2001 primarily from reduced lease revenue because of the sale of the WHC building which closed March 2002.

     Direct operating expenses increased $17.3 million, or 68.3%, to $42.6 million in 2002 from $25.3 million in 2001. The increase in the direct operating expenses was primarily from the additional hotels operated by the Company due to the acquisition of Red Lion Hotels, Inc. This increase was partially offset by the elimination of $214 thousand of goodwill amortization due to the adoption of SFAS No. 142.

     Total undistributed corporate operating expenses increased $49 thousand, or
8.3 % to $637 thousand in 2002 from $588 thousand in 2001. Total undistributed corporate operating expenses as a percentage of total revenues decreased 0.6% to 1.2% in 2002 from 1.8 % in 2001.

     Operating income increased $1.8 million, or 28.4%, to $8.3 million in 2002 from $6.5 million in 2001. As a percentage of total revenues, operating income decreased to 16.2% in 2002 from 20.0% in 2001. This operating income percentage decrease is primarily due to the acquisition of Red Lion Hotels, Inc., the acquired operating lease properties, and the impacts of the weak economy and seasonality differences of the acquired hotels.

     Interest expense decreased $339 thousand, or 11.3%, to $2.7 million in 2002 from $3.0 million in 2001. This decrease is attributed to a decrease in the total debt outstanding and a decrease in the interest rates charged on the Company's variable rate debt.

     Income tax provision decreased $600 thousand to $2.1 million in 2002 from $2.7 million in 2001 due to a decrease in income before taxes. The effective income tax provision rate was 35.3% and 36.7% for 2002 and 2001 respectively.

     Net income decreased $800 thousand to $3.8 million in 2002 from $4.5 million in 2001. The decrease in net income is attributed primarily to the one time gain of $3.8 million realized in 2001 from an insurance settlement which was offset by increased operating income due to the acquisition of Red Lion Hotels, Inc. on December 31, 2001. Earnings per share to common shareholders decreased to $0.24 in 2002 from $0.35 in 2001 due to the decrease in net income and the preferred stock dividend which is related to the Red Lion acquisition.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 TO THE SIX MONTHS ENDED JUNE 30,
2001

     Total revenues increased $33.5 million, or 55.3%, to $94.1 million in 2002 from $60.6 million in 2001. This increase is primarily the result of the acquisition of Red Lion which closed on December 31, 2001.

     Total hotel and restaurant revenues increased $33.6 million, or 66.8%, to $83.9 million in 2002 from $50.3 million in 2001. Combined Hotel ADR decreased $2.97, or 3.6%, to $79.70 in 2002 from $82.67 in 2001. Combined Hotel REVPAR decreased $4.61, or 9.1%, to $45.99 in 2002 from $50.60 in 2001.

     Franchise, Central Services and Development revenues increased $471 thousand, or 32.2%, to $1.9 million in 2002 from $1.5 million in 2001.

     TicketsWest revenues decreased $204 thousand, or 5.5%, to $3.5 million in 2002 from $3.7 million in 2001, primary from decreased call center income and a partially offsetting increase in ticket fee revenue.

     Real Estate Division revenue decreased $347 thousand, or 7.0%, to $4.6 million in 2002 from $5.0 million in 2001 primarily from reduced lease revenue because of the sale of the WHC building which closed March 2002.

     Direct operating expenses increased $33.4 million, or 67.4%, to $83.0 million in 2002 from $49.6 million in 2001. The increase in direct operating expenses is primarily a result of the additional hotels operated by the Company due to the acquisition of Red Lion and offset with reduced expense for amortization of goodwill and reduced call center expenses. This represents an increase in direct operating expenses as a percentage of total revenues to 88.3% in 2002 from 81.9% in 2001.

     Total undistributed corporate operating expenses increased $37 thousand, or 3.1%, to $1.2 million in 2002. Total undistributed corporate operating expenses as a percentage of total revenues was decreased to 1.3% in 2002, from 1.9% in 2001.

     Operating income increased $43 thousand, or 0.4%, to $9.8 million in 2002. As a percentage of total revenues, operating income decreased to 10.5% in 2002 from 16.2% in 2001.

     Interest expense decreased $829 thousand, or 13.1%, to $5.5 million in 2002 from $6.4 million in 2001. This decrease is attributed to a decrease in the total debt outstanding and a decrease in the interest rates charged on the Company's variable rate debt.

     Income tax provision decreased 13.1%, to $2.6 million in 2002 from $3.1 million in 2001, due to the decrease in income before taxes. The effective income tax provision rate was 35.3% and 36.8% for 2002 and 2001 respectively.

     Net income decreased $358 thousand, or 6.9%, to $4.9 million in 2002 from $5.2 million in 2001. The decrease in net income is attributed primarily to the one time gain of $3.8 million realized in 2001 from an insurance settlement which was offset by increased income due to the acquisition of Red Lion Hotels, Inc. on December 31, 2001. Earnings per share to common shareholders decreased to $0.27 in 2002 from $0.40 in 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Historically, the Company's principal sources of liquidity have been cash on hand, cash generated by operations and borrowings under a $68.5 million revolving credit facility. Cash generated by operations in excess of operating expenses is used for capital expenditures and to reduce amounts outstanding under the Revolving Credit Facility.

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

     At June 30, 2002, the Company had $6.2 million in cash and cash equivalents. The Company has made extensive capital expenditures to the existing hotels and the acquisition of hotel properties of $2.5 million, $ 55.0 million, $8.5 million and $63.3 million in owned and joint venture properties for the six months ended June 30, 2002, and the years ended December 31, 2001, 2000, and 1999, respectively. These expenditures included guest room, lounge and restaurant renovations, public area refurbishment, telephone and computer system upgrades, tenant improvements, property acquisitions, construction, and corporate expenditures and were funded from common and preferred stock issuance, issuance of operating partnership units, operating cash flow and debt. The Company establishes reserves for capital replacement in the amount of 4.0% of the prior year's actual gross hotel income to maintain the Hotels at acceptable levels. Acquired hotel properties have a separate capital budget for purchase, construction, renovation, and branding costs. Capital expenditures planned for Hotels in 2002 are expected to be approximately $7.7 million. Management believes the consistent renovation and upgrading of the Hotels and other properties is imperative to its long-term reputation and customer satisfaction.

     To fund its acquisition program and meet its working capital needs, the Company has a Revolving Credit Facility. The Revolving Credit Facility has a term ending June 2005 and an annualized fee for the unutilized portion of the facility. The Company selects from four different interest rates when it draws funds: the lender's prime rate or one, three, or six month LIBOR plus the applicable margin of 180 to 325 basis points, depending on the Company's ratio of EBITDA-to-total funded debt. The Revolving Credit Facility allows for the Company to draw funds based on the trailing 12 months performance on a pro forma basis for both acquired and owned properties. Funds from the Revolving Credit Facility may be used for acquisitions, renovations, construction and general corporate purposes. The Company believes the funds available under the Revolving Credit Facility and additional debt instruments will be sufficient to meet the Company's near term growth plans. The Operating Partnership is the borrower under the Revolving Credit Facility. The obligations of the Operating Partnership under the Revolving Credit Facility are fully guaranteed by the Company. Under the Revolving Credit Facility, the Company is permitted to grant new deeds of trust on any future acquired properties. Mandatory prepayments are required to be made in various circumstances including the disposition of any property, or future acquired property, by the Operating Partnership.

     The Revolving Credit Facility contains various representations, warranties, covenants and events of default deemed appropriate for a Credit Facility of similar size and nature. Covenants and provisions in the definitive credit agreement governing the Revolving Credit Facility include, among other things, limitations on: (i) substantive changes in the Company's and Operating Partnership's current business activities, (ii) liquidation, dissolution, mergers, consolidations, dispositions of material property or assets involving the Company and its affiliates or their assets, as the case may be, and acquisitions of property or assets of others, (iii) the creation or existence of deeds of trust or other liens on property or assets, (iv) the addition or existence of indebtedness, including guarantees and other contingent obligations, (v) loans and advances to others and investments in others, (vi) redemption of subordinated debt, (vii) amendment or modification of certain material documents or of the Articles in a manner adverse to the interests of the lenders under the Revolving Credit Facility, (viii) payment of dividends or distributions on the Company's capital stock, and (ix) maintenance of certain financial ratios. Each of the covenants described above provides for certain ordinary course of business and other exceptions. If the Company breaches any of these covenants and does not obtain a waiver of that breach, the breach will constitute an event of default under the Revolving Credit Facility. At June 30, 2002, the Company had $46.6 million outstanding under the Revolving Credit Facility and was in compliance with all required covenants. The Revolving Credit Facility restricted the Company from paying dividends on its common stock as of June 30, 2002.

     In addition to the Revolving Credit Facility, as of June 30, 2002, the Company had debt and capital leases outstanding of approximately $106.3 million consisting of primarily variable and fixed rate debt secured by individual properties.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

     A critical accounting policy is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. All of the Company's significant accounting policies are described in
Note 2 to our 2001 consolidated financial statements included in our Form 10K. The more critical accounting policies and estimates used by us relate to (1) the valuation of long-lived assets (including hotel and commercial office buildings and intangible assets consisting of brand name, goodwill and management, marketing and franchise contracts), (2) the allocation of the purchase price of acquisitions, (3) revenue recognition and (4) the valuation and accounting for stock options.

NEW ACCOUNTING PRONOUCEMENTS
----------------------------

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

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. The adoption of SFAS 142 on January 1, 2002 resulted in the reduction of pre-tax goodwill amortization of $214 thousand and $428 thousand for the quarter and six months ended June 30, 2002.

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

     In July, 2002, the FASB issued SFAS No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

ITEMS 1, 2, 3, and 5 of Part II are omitted from this report, as they are not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders on May 17, 2002, the following actions were taken:

Total Outstanding Shares: 12,970,473


1.   Election of Directors
                                                         Votes         Votes
Name                        Votes For        PCT        Withhold      Abstained
------------------          ----------      -----      ---------      ---------
Rodney D. Olson             12,372,612      95.4%         17,988
Richard L. Barbieri         10,423,327      80.4%      1,967,273


2. Ratification of BDO Seidman, LLP as independent auditors for the year ending December 31, 2002.
                                                        Votes         Votes
                            Votes For        PCT       Against      Abstained
                            ----------      -----      -------      ---------
                            12,386,686      95.5%        648          3,266


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 - Fourth Amendment to the Amended and Restated Credit Agreement
          99.1 - Donald K. Barbieri - Certification - pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002
          99.2 - Arthur M. Coffey - Certification - pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed for the three months ended June 30, 2002.

WESTCOAST HOSPITALITY CORPORATION




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities stated and on the date indicated.


                                       WESTCOAST  HOSPITALITY CORPORATION
                                       (Registrant)

Date: August 14, 2002                  By:  /s/ Arthur M. Coffey
                                            -----------------------------------
                                            Arthur M. Coffey, Executive Vice
                                            President and Chief Financial
                                            Officer