Form 10-Q
period 2002-09-30
WESTCOAST HOSPITALITY CORP
filed 2002-11-13
CIK 1052595

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15)d OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002
                                        ------------------

         OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ---------------- to -----------------------


     Commission file number 001-13957
                            ---------

                        WESTCOAST HOSPITALITY CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


          Washington                            91-1032187
     --------------------                     --------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification  No.)


             201 W. North River Drive, Suite 100, Spokane, WA 99201
             ------------------------------------------------------
                     (Address of principal executive office)

                                 (509) 459-6100
                                ----------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of October 23, 2002 there were 12,981,878 shares of the Registrant's common stock outstanding.

                       WESTCOAST HOSPITALITY CORPORATION

                                    Form 10-Q
                    For the Quarter Ended September 30, 2002

INDEX

Part I - Financial Information

     Item 1 - Financial Statements:

        Consolidated Balance Sheets --
        September 30, 2002 (unaudited) and December 31, 2001                   3

        Consolidated Statements of Income --
        Three Months and Nine months Ended September 30, 2002
        and 2001 (unaudited)                                                 4-5

        Consolidated Statements of Cash Flows --
        Nine months Ended September 30, 2002 and 2001 (unaudited)            6-7

        Notes to Consolidated Financial Statements                          8-13

     Item 2 - Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          14-22

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk      23

     Item 4 - Controls and Procedures                                         23

PART II - Other Information

     Item 5 - Other Information                                               23

     Item 6 - Exhibits and Reports on Form 8-K                                23

     Signature                                                                24

Part I   -   Financial Information
ITEM 1.   Financial Statements

WestCoast Hospitality Corporation
Consolidated Balance Sheets
September 30, 2002 and December 31, 2001
(in thousands, except share data)

                                                             September 30,          December 31,
                                                              (Unaudited)
                                                                 2002                   2001
                                                                 ----                   ----
Assets:

    Current assets:
      Cash and cash equivalents                                $    7,569          $    5,735
      Accounts receivable, net                                     10,003               9,101
      Inventories                                                   2,164               2,380
      Assets held for sale                                         34,241              21,403
      Prepaid expenses and deposits                                 2,311               1,410
                                                                    -----               -----

             Total current assets                                  56,288              40,029
                                                                   ------              ------
    Property and equipment, net                                   238,461             257,656
    Intangible assets, net                                         34,920              34,920
    Other assets, net                                              29,632              27,044
                                                                   ------              ------
             Total assets                                     $   359,301          $  359,649
                                                              ===========          ==========

Liabilities:
    Current liabilities:
      Accounts payable                                         $    7,648          $    4,756
      Accrued payroll and related benefits                          7,459               6,866
      Accrued interest payable                                        680                 777
      Income taxes payable                                          1,703                 822
      Advanced deposits                                               374               1,542
      Other accrued expenses                                       12,823               7,039
      Long-term debt, due within one year                           4,099               3,753
      Capital lease obligations, due within one year                  368                 384
                                                                      ---                 ---
             Total current liabilities                             35,154              25,939
                                                                   ------              ------
    Long-term debt, due after one year                            103,411             113,277
    Notes payable to bank                                          44,200              54,250
    Capital lease obligations, due after one year                       -                 268
    Deferred income                                                 2,696                   -
    Deferred income taxes                                          14,460              14,160
    Minority interest in partnerships                               3,025               2,940
                                                                    -----               -----
             Total liabilities                                    202,946             210,834
                                                                  =======             =======


Stockholders' equity:
    Preferred stock - 5,000,000 shares authorized;
        $0.01 par value;
      Class A - 303,771 shares issued and outstanding                  3                   3
      Class B - 303,771 shares issued and outstanding                  3                   3
    Additional paid-in capital, preferred stock                   30,371              30,371
    Common stock - 50,000,000 shares authorized;
        $0.01 par value; 12,981,878 and 12,959,700
        shares issued and outstanding                                130                 130
    Additional paid-in capital, common stock                      84,083              83,966
    Retained earnings                                             41,765              34,342
                                                                  ------              ------
         Total stockholders' equity                              156,355             148,815
                                                                 -------             -------
         Total liabilities and stockholders' equity          $   359,301          $  359,649
                                                             ===========          ==========

The accompanying notes are an integral part of the consolidated financial statements.

Part I   -   Financial Information
ITEM 1.   Financial Statements

WestCoast Hospitality Corporation
Consolidated Statements of Income
For the Three and Nine months ended September 30, 2002 and 2001
(in thousands, except per share data)

                                                                  Three Months ended                 Nine Months ended
                                                                     September 30                      September 30
                                                                     (Unaudited)                        (Unaudited)
                                                                     -----------                        -----------
                                                                2002             2001               2002           2001
                                                                ----             ----               ----           ----
Revenues:
    Hotels and restaurants                                 $  50,518        $   28,224         $ 134,459       $ 78,541
    Franchise, central services and development                1,406             1,108             3,340          2,571
    TicketsWest                                                1,508             1,969             4,980          5,645
    Real estate division                                       2,186             2,453             6,797          7,411
    Corporate services                                            67                90               201            246
                                                                  --                --               ---            ---
           Total revenues                                     55,685            33,844           149,777         94,414
                                                              ------            ------           -------         ------
Operating expenses:
    Direct:
      Hotels and restaurants                                  39,634            19,630           111,023         57,174
      Franchise, central services and development                535               500             1,554          1,254
      TicketsWest                                              1,245             1,842             4,156          5,342
      Real estate division                                     1,293             1,154             3,535          3,412
      Corporate services                                          61                48               162            132
      Depreciation and amortization                            2,562             2,609             7,938          7,637
      Amortization of goodwill                                     -               214                 -            642
                                                                 ---               ---               ---            ---
           Total direct expenses                              45,330            25,997           128,368         75,593
    Undistributed corporate expenses                             936               584             2,145          1,756
                                                                 ---               ---             -----          -----
           Total expenses                                     46,266            26,581           130,513         77,349
                                                              ------            ------           -------         ------
Operating income                                               9,419             7,263            19,264         17,065
Other income (expense):
    Interest expense, net of amounts capitalized              (2,613)           (2,961)           (8,135)        (9,312)
    Interest income                                               96                61               254            203
    Other income                                                  70               325             3,170          5,133
    Conversion expenses                                           (1)              (25)               (8)           (30)
    Equity in investments                                         42                49                30             76
    Minority interest in partnerships                            (42)              (85)             (108)          (231)
                                                                 ---               ---              ----           ----
Income before income taxes                                     6,971             4,627            14,467         12,904
Income tax provision                                           2,461             1,703             5,107          4,749
                                                               -----             -----             -----          -----
Income before extraordinary item                               4,510             2,924             9,360          8,155
Extraordinary item, net of tax benefit                             -                 -                 -            (23)
                                                                 ---               ---               ---            ---
Net income                                                     4,510             2,924             9,360          8,132
Preferred stock dividend                                         646                 -             1,937              -
                                                                 ---               ---             -----            ---
Net income to common shareholders                          $   3,864        $    2,924         $   7,423       $  8,132
                                                           =========        ==========         =========       ========

Income per share:
    Income per share before preferred stock dividends         $ 0.35            $ 0.23            $ 0.72         $ 0.63
    Preferred stock dividends                                  (0.05)                -             (0.15)             -
                                                               -----             -----             -----          -----
    Net income per share - basic                              $ 0.30            $ 0.23            $ 0.57         $ 0.63
                                                              ======            ======            ======         ======
    Net income per share - diluted                            $ 0.29            $ 0.23            $ 0.56         $ 0.63
                                                              ======            ======            ======         ======

Weighted-average shares outstanding - basic                   12,982            12,960            12,975         12,951
                                                              ======            ======            ======         ======
Weighted-average shares outstanding - diluted                 13,268            13,246            13,302         13,237
                                                              ======            ======            ======         ======

The accompanying notes are an integral part of the consolidated financial statements.

Part I   -   Financial Information
ITEM 1.   Financial Statements

WestCoast Hospitality Corporation
Consolidated Statements of Cash Flows
For the Nine months ended September 30, 2002 and 2001
(in thousands)

                                                                                 Nine Months ended
                                                                                    September 30
                                                                                     (Unaudited)
                                                                               2002             2001
                                                                               ----             ----
Operating activities:
    Net income                                                              $  9,360         $ 8,132
      Adjustments to reconcile net income to net cash provided
        by operating activities:
           Depreciation and amortization                                       7,938           8,279
           Gain on disposition of property and equipment                      (3,163)         (1,353)
           Gain on insurance settlement                                            -          (3,782)
           Deferred income tax provision                                         300           2,142
           Extraordinary item                                                      -               9
           Minority interest in partnerships                                     107             231
           Equity in investments                                                 (30)            (76)
           Compensation expense related to stock issuance                         15              15
           Change in assets and liabilities:
             Accounts receivable                                                (902)           (529)
             Inventories                                                         216             (29)
             Prepaid expenses and deposits                                      (901)           (617)
             Accounts payable and income taxes payable                         3,773           1,498
             Accrued payroll and related benefits                                593           1,803
             Accrued interest payable                                            (97)             90
             Other accrued expenses and advance deposits                       3,875             870
                                                                               -----             ---
               Net cash provided by operating activities                      21,084          16,683
                                                                              ------          ------
Investing activities:
    Additions to property and equipment                                       (6,201)         (5,573)
    Proceeds from disposition of property and equipment                        1,839           1,796
    Distribution from partnership investments                                    165              67
    Other, net                                                                    44            (413)
                                                                                  --            ----

               Net cash used in investing activities                          (4,153)         (4,123)
                                                                              ------          ------

Financing activities:
    Repayment of note payable to bank                                        (10,050)        (73,400)
    Proceeds from long-term debt                                                   -          74,400
    Repayment of long-term debt                                               (2,842)        (11,812)
    Proceeds from issuance of common stock under employee
      stock purchase plan                                                        103             106
    Preferred stock dividend paid                                             (1,291)              -
    Principal payments on capital lease obligations                             (284)           (429)
    Additions to deferred financing costs                                       (710)         (1,212)
    Distribution to stockholders and partners                                    (23)           (102)
                                                                                 ---            ----
               Net cash used in financing activities                         (15,097)        (12,449)
                                                                             -------         -------
Change in cash and cash equivalents:
    Net increase in cash and cash equivalents                                  1,834             111
    Cash and cash equivalents at beginning of period                           5,735           3,476
                                                                               -----           -----
    Cash and cash equivalents at end of period                              $  7,569         $ 3,587
                                                                            ========         =======

Supplemental disclosure of cash flow information:

    Cash paid during period for:
      Interest (net of amount capitalized)                                   $ 8,233         $ 9,222
      Income taxes                                                           $ 3,928         $   232

    Noncash investing and financing activities:
      Addition of note receivable on sale of building                        $ 2,607             $ -
      Investment in real estate venture                                      $ 1,194             $ -
      Assignment of debt to purchaser of building                            $ 7,198             $ -
      Preferred stock dividends accrued                                      $ 1,937             $ -
      Note payable                                                             $ 520             $ -

The accompanying notes are an integral part of the consolidated financial statements.

Part I   -   Financial Information
ITEM I.   Financial Statements
WestCoast Hospitality Corporation
Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

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

In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at September 30, 2002 and the consolidated results of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the periods presented may not be indicative of those which may be expected for a full year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of sales and expenses during the reporting period and the disclosures of contingent liabilities. Accordingly, ultimate results could differ from those estimates.

2. ORGANIZATION

In December, 2001, WestCoast acquired all of the capital stock of Red Lion Hotels, Inc. Red Lion's hotel portfolio consisted of eight owned Red Lion hotel properties, 11 leased Red Lion hotel properties, 22 franchised Red Lion hotel properties, four licensed Red Lion Hotels, one owned Doubletree hotel and one leased Doubletree hotel property. Operating results of Red Lion are included from the date of acquisition.

As a result of that acquisition, and taking into account all other increases and losses in franchised or managed properties, as of September 30, 2002, the Company has ownership interests and operates 44 hotel properties, manages an additional 10 properties and franchises an additional 36 properties, totaling 90 hotels in 16 states, including Alaska, Arizona, California, Colorado, Hawaii, Idaho, Minnesota, Missouri, Montana, Nebraska, Nevada, Oregon, Texas, Utah, Washington and Wyoming. Additionally, the Company provides computerized ticketing for entertainment events and promotes Broadway and other entertainment event productions under its TicketsWest division, including TicketsWest.com, its internet ticketing service offering consumers up-to-the-minute information on live entertainment and the ability to make real-time ticket purchases to events through the web site. The Company provides services to venues in British
Columbia, California, Colorado, Idaho, Kansas, Montana, Nebraska, Oregon, Washington and Wisconsin. The Company also leases retail and office space in buildings owned by the Company and manages residential and commercial properties for others in Idaho, Montana and Washington through its G&B Real Estate Services division.

3. LINE OF CREDIT

The Company obtained an $80 million revolving secured credit facility with a consortium of banks. In December 1998, the Company received a commitment to amend the credit facility to increase the total amount available under the facility to $100 million. In December 1999, in connection with the WestCoast Hotels Inc. acquisition, the credit facility was amended to increase the total amount available under the facility to $120 million. During 2001, in connection with the refinancing of certain properties under long term debt facilities the revolving credit facility was amended and reduced to $70 million. In June 2002 the credit facility was amended to extend the maturity date to June 30, 2005, and reduce the total commitment to $68.5 million. The credit facility is collateralized by certain property, requires that the Company maintain certain financial ratios and minimum levels of cash flows, and restricts the payment of dividends. Any outstanding borrowings bear interest based on the prime rate or LIBOR. At September 30, 2002, $44.2 million was outstanding under the credit facility. The Company was in compliance with all required covenants except the Fixed Charge Ratio covenant for which it has received a waiver.

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

TicketsWest has inter-segment revenues, which are eliminated in the consolidated financial statements. Management reviews and evaluates the operations of TicketsWest including the inter-segment revenues. Therefore, the total revenues, including inter-segment revenues are included in the segment information below. Management reviews and evaluates the operating segments exclusive of interest expense. Therefore, interest expense is not allocated to the segments.

Selected information with respect to the segments is as follows (in thousands):

                                                        Three Months Ended             Nine Months Ended
                                                           September 30                   September 30
                                                       2002           2001            2002           2001
                                                       ----           ----            ----           ----
Revenues:

    Hotels and restaurants                         $ 50,518         $ 28,224      $ 134,459        $78,541
    Franchise, central services and development       1,406            1,108          3,340          2,571
    TicketsWest                                       1,511            2,230          5,101          6,488
      Less:  inter-segment revenues                      (3)            (261)          (121)          (843)
    Real estate division                              2,186            2,453          6,797          7,411
    Corporate services and other                         67               90            201            246
                                                         --               --            ---            ---
                                                   $ 55,685         $ 33,844      $ 149,777        $94,414
                                                   ========         ========      =========        =======

Operating income (loss):
    Hotels and restaurants                          $ 8,717         $  6,556       $ 16,907        $15,329
    Franchise, central services and development         789              506          1,531          1,014
    TicketsWest                                         177                -            582            (37)
    Real estate division                                873              938          2,991          2,963
    Corporate services and other                     (1,137)            (737)        (2,747)        (2,204)
                                                     ------             ----         ------         ------
                                                    $ 9,419         $  7,263       $ 19,264        $17,065
                                                    =======         ========       ========        =======

5. EARNINGS PER SHARE:

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted EPS computations (in thousands, except per share amounts). Also shown is the number of stock options that would have been considered in the diluted EPS computation if they were not anti-dilutive.

                                                      Three Months Ended         Nine Months Ended
                                                        September 30              September 30
                                                     2002          2001         2002          2001
Numerator:
    Income before preferred stock dividends and
      extraordinary item                              $ 4,510      $ 2,924     $ 9,360        $ 8,155
    Extraordinary item                                      -            -           -            (23)
    Preferred stock dividends                            (646)           -      (1,937)             -
                                                         ----         ----      ------           ----
    Income available to common stockholders             3,864        2,924       7,423          8,132
    Income effect of dilutive OP Units                     27           48          82            141
                                                          ---          ---         ---            ---
    Net income-diluted                                $ 3,891      $ 2,972     $ 7,505        $ 8,273
                                                      =======      =======     =======        =======

Denominator:
    Weighted-average shares outstanding - basic        12,982       12,960      12,975         12,951
    Effect of dilutive OP Units                           286          286         286            286
    Effect of dilutive common stock options                (A)          (A)         41             (A)
                                                          ---          ---         ---            ---
    Weighted-average shares outstanding - diluted      13,268       13,246      13,302         13,237
                                                       ======       ======      ======         ======

    Income per share before preferred
      stock dividend                                   $ 0.35        $0.23       $0.72         $ 0.63
    Preferred stock dividends                           (0.05)           -       (0.15)             -
                                                        -----        -----       -----          -----

    Net income per share - basic                       $ 0.30        $0.23       $0.57         $ 0.63
                                                       ======        =====       =====         ======
    Net income per share - diluted                     $ 0.29        $0.23       $0.56         $ 0.63
                                                       ======        =====       =====         ======

     (A) At September 30, 2002 and 2001, 543,075 and 941,041 stock options were outstanding, respectively. For the three months ended September 30, 2002 and 2001, 543,075 and 941,041 of these options respectively have been excluded from the calculation of diluted earnings per share because they are anti-dilutive. For the nine months ended September 30, 2002 and 2001, 208,207 and 941,041 of these options respectively have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

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

7. STOCK INCENTIVE PLAN

In July 2002, the Company offered eligible option holders the opportunity to exchange certain options for new options. The new options offered will be issued at the fair market value of the stock on or after the first business day that is six months and one day after the date the original options were cancelled in the exchange.

On July 31, 2002, 571,661 options were cancelled pursuant to the terms of the offer. The Company expects to grant 285,851 new non-qualified options in 2003. Under current accounting guidance, the Company does not anticipate any impact on its financial condition and results of operations as a result of the exchange offer. The terms of the transaction are disclosed in a Schedule TO and amendments thereto filed in July and August 2002.

8. ASSETS HELD FOR SALE

In connection with the Company's decision in 2001 to sell non-core assets, on October 10, 2002, the Company and American Capital Group, LLC entered into a purchase and sale agreement for the WestCoast Kalispell Hotel and Kalispell Center Mall. The agreement is subject to due diligence and is scheduled to close in the next several months. After the close, the WestCoast Kalispell Center Hotel will remain under the WestCoast Hospitality Corporation brand and management, while American Capital Group, LLC will oversee management for the mall. The total net book value of these buildings as of September 30, 2002 of $12.8 million is classified as assets held for sale

Additionally, three office buildings owned by the Company have been listed for sale. The total net book value of these buildings as of September 30, 2002 of $21.4 million are also classified as assets held for sale.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" which supersedes APB Opinion No. 16 "Business Combinations" and SFAS No. 38
"Accounting for Preacquisition Contingencies of Purchased Enterprises." The provisions of this statement require that all business combinations be accounted for using "purchase accounting" and it disallows the use of "pooling of interests" as previously allowed under APB Opinion No. 16 and SFAS No. 38. This statement is effective for all business combinations subsequent to September 30, 2001. The acquisition of Red Lion was accounted for using SFAS No. 141.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. The adoption of SFAS No. 142 on January 1, 2002, resulted in the reduction of pre-tax goodwill amortization of $214 thousand and $642 thousand for the quarter and nine months ended September 30, 2002, respectively. Net income and earnings per share for three and nine months adjusted for goodwill amortization is as follows:

                                                 Three Months Ended              Nine Months Ended
                                                    September 30                   September 30
                                                2002           2001             2002          2001
                                                ----           ----             ----          ----
                                                   (Dollars in thousands except per share data)
Reported net income to common shareholders      $ 3,864          $ 2,924        $ 7,423       $ 8,132
Add back:  goodwill amortization, net of tax          0              135              0           406
                                                      -              ---              -           ---
     Total                                      $ 3,864          $ 3,059        $ 7,423       $ 8,538
                                                =======          =======        =======       =======

Basic earnings per share:
     Reported net income                          $0.30           $ 0.23          $0.57         $0.63
     Goodwill amortization                         0.00             0.01           0.00          0.03
                                                   ----             ----           ----          ----
     Adjusted earnings per share-basic            $0.30           $ 0.24          $0.57         $0.66
                                                  =====           ======          =====         =====

Diluted earnings per share:
     Reported net income                          $0.29           $ 0.23          $0.56         $0.63
     Goodwill amortization                         0.00             0.01           0.00          0.03
                                                   ----             ----           ----          ----
     Adjusted earnings per share-diluted          $0.29           $ 0.24          $0.56         $0.66
                                                  =====           ======          =====         =====

The Company's other intangible assets, primarily consisting of management, marketing, franchising and lease contracts, have finite lives and will continue to be amortized over the weighted average remaining term of the contracts. At September 30, 2002, the cost and accumulated amortization of these contracts was $10.5 million and $1.9 million, respectively. Annual amortization expense related to these contracts approximates $844 thousand.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS No. 145 that amend SFAS No. 13 are effective for transactions occurring after May 15, 2002 with all other provisions of SFAS No. 145 being required to be adopted by the Company in its consolidated financial statements for the first quarter of fiscal 2003. The adoption of SFAS No. 145 has not had a material impact on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued
operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management currently believes that the adoption of SFAS NO. 146 will not have a material impact on the Company's consolidated financial statements.

ITEM II. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
-------

The following discussion and analysis addresses the results of operations for the Company for the quarter and nine months ended September 30, 2002 and 2001. The following should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in "Risk Factors" and elsewhere in the Form 10-K for the year ended December 31, 2001, previously filed by the Company with the Securities and Exchange Commission.

The Company's revenues are derived primarily from the Hotels and reflect revenue from rooms, food and beverage, third party management and franchise contracts, and other sources, including telephone, guest services, banquet room rentals, gift shops and other amenities. Hotel revenues accounted for 89.8% of total revenues in the nine months ended September 30, 2002 and increased 71.2% to $134.5 million in 2002 from $78.5 million in 2001. The balance of the Company's revenues is derived from its Franchise, Central Services and Development, TicketsWest, Real Estate Division, and Corporate Services divisions. These revenues are generated from franchise fees, ticket distribution handling fees, internet services, real estate management fees, sales commissions and rents. Franchise, Central Services and Development accounted for 2.2% of the Company's revenue for the nine months ended September 30, 2002. TicketsWest accounted for 3.3% and Real Estate Division accounted for 4.5% of total revenues for the period.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

A critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. All of the Company's significant accounting policies are described in Note 2 to our 2001 consolidated financial statements included in our Form 10-K. The more critical accounting policies and estimates used by us relate to:

Revenue Recognition

Revenue is generally recognized as services are performed. Hotel and restaurant revenues primarily represent room rental and food and beverage sales from owned, leased and consolidated joint venture hotels and are recognized at the time of the hotel stay or sale of the restaurant services. Hotel and restaurant revenues also include management fees the Company earns from managing third party owned hotels. Franchise, Central Services and Development fees represent fees received in connection with the franchise of the Company's brand name as well as central purchasing, development and other fees. Franchise fees are recognized as earned in accordance with the contractual terms of the franchise agreements. Other fees are recognized when the services are provided.

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

The following table sets forth-selected items from the consolidated statements of income as a percent of total revenues and certain other selected data:

                                                           Three Months Ended          Nine Months Ended
                                                              September 30               September 30
                                                           2002        2001         2002          2001
                                                           ----        ----         ----          ----
     Revenues:
     Hotels and Restaurants                               90.7 %       83.4 %      89.8 %      83.2 %
     Franchise, Central Services and Development           2.5          3.3         2.2         2.7
     TicketsWest                                           2.7          5.8         3.3         6.0
     Real Estate Division                                  3.9          7.2         4.5         7.8
     Corporate Services                                    0.1          0.3         0.1         0.3
                                                           ---          ---         ---         ---
         Total Revenue                                   100.0 %      100.0 %     100.0 %     100.0 %
                                                         =====        =====       =====       =====

     Direct Operating Expenses                            81.4 %       76.8 %      85.7 %      80.1 %
     Undistributed Corporate Operating Expense             1.7          1.7         1.4         1.9
     Operating Income                                     16.9         21.5        12.9        18.1
     Interest Expense                                      4.7          8.7         5.4         9.9
     Income Tax Provision                                  4.4          5.0         3.4         5.0
     Net Income                                            8.1 %        8.6 %       6.2 %       8.6 %


     Hotels open at end of period                           90           46          90          46
     Available rooms                                    15,781        8,607      15,781       8,607

     Hotel Statistics (1)
     REVPAR (2) (3)                                    $ 54.07      $ 56.35     $ 49.24     $ 51.71
     ADR (4)                                           $ 79.58      $ 82.77     $ 80.23     $ 83.95
     Occupancy (5)                                        67.9 %       68.1 %      61.4 %      61.6 %

     (1) Hotel statistics for the three and nine months ended September 30, 2002 and 2001, are presented for Combined Hotels. Combined Hotels includes hotels owned, managed and Franchised for greater than one year by the WestCoast Hospitality Corporation and Red Lion Hotels, Inc. with same hotel statistics for prior period.

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

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Total revenues increased $21.8 million, or 64.5%, to $55.7 million in 2002 from $33.8 million in 2001. This increase in revenue is primarily the result of the acquisition of Red Lion Hotels, Inc., which closed on December 31, 2001.

Total hotel and restaurant revenues increased $22.3 million, or 79.0%, to $50.5 million in 2002 from $28.2 million in 2001. Combined Hotel ADR decreased $3.19 or 3.9%, to $79.58 in 2002 from $82.77 in 2001. Combined Hotel REVPAR decreased $2.28, or 4.0%, to $54.07 in 2002 from $56.35 in 2001. The reduced REVPAR is a result of both lower occupancy and ADR which have both been impacted by the September 11 terror attacks and the weak economy. Declines in occupancy and ADR have continued to narrow in the post 9/11 period, and showed smaller decreases when compared to second quarter 2002 results. Combined hotel statistics include hotels owned, managed or franchised by the WestCoast Hospitality Corporation and Red Lion Hotels, Inc. in the current period, with same hotel pro forma statistics for prior period.

Franchise, Central Services and Development revenues increased $298 thousand or 26.9% to $1.4 million in 2002 from $1.1 million in 2001. This increase is primarily related to the increase in franchise royalty income from the Red Lion purchase.

TicketsWest revenues decreased $461 thousand, or 23.4%, to $1.5 million in 2002. This decrease was due to the removal of the call center services from TicketsWest; these services are now provided by a central program fund for all franchisees. All revenue and expense for call center reservations was removed as of January 2002.

Real Estate Division revenue decreased $267 thousand, or 10.9%, to $2.2 million in 2002 from $2.5 million in 2001 primarily from reduced lease revenue because of the sale of the WHC building which closed March 2002.

Direct operating expenses increased $19.3 million, or 74.4%, to $45.3 million in 2002 from $26.0 million in 2001. The increase in the direct operating expenses was primarily from the additional hotels operated by the Company due to the acquisition of Red Lion Hotels, Inc. This increase was partially offset by the elimination of $214 thousand of goodwill amortization due to the adoption of SFAS No. 142 on January 1, 2002 and reduced call center expenses due to call center services being provided by a central program fund for all franchisees as of January 2002.

Total  undistributed  corporate  operating expenses increased $352 thousand,  or
60.3 % to $936 thousand in 2002 from $584 thousand in 2001. The increase is primarily due to a one-time severance payment related to the integration of the Red Lion acquisition. Total undistributed corporate operating expenses as a percentage of total revenues was 1.7% in both periods.

Operating income increased $2.2 million, or 29.7%, to $9.4 million in 2002 from $7.3 million in 2001. As a percentage of total revenues, operating income decreased to 16.9% in 2002 from 21.5% in 2001. This operating income percentage decrease is primarily due to the combination of the operating leases, mix of business, property size and location of the hotels acquired in the Red Lion acquisition. As part of the acquisition of Red Lion Hotels, Inc. the company acquired 12 hotels that are controlled through an operating lease. The operating lease costs are an expense that affects the direct operating expense and operating income percentages.

Interest expense decreased $348 thousand, or 11.8%, to $2.6 million in 2002 from $3.0 million in 2001. This decrease is attributed to a decrease in the total debt outstanding and a decrease in the interest rates charged on the Company's variable rate debt.

Income tax provision increased $758 thousand to $2.5 million in 2002 from $1.7 million in 2001 due to a increase in income before taxes. The effective income tax provision rate was 35.3% and 36.8% for 2002 and 2001 respectively.

Net income increased $1.6 million to $4.5 million in 2002 from $2.9 million in 2001. The increase in net income is attributed primarily to the acquisition of Red Lion on December 31, 2001. Basic earnings per share before the preferred stock dividend increased 52.2% to $0.35 per share in 2002 from $0.23 per share in 2001 due to the increase in net income. Diluted earnings per share to common shareholders increased 26.1% to $0.29 per share in 2002 from $0.23 per share in 2001 due to the increase in net income partially offset by the preferred stock dividend which is related to the Red Lion acquisition.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Total revenues increased $55.4 million, or 58.6%, to $149.8 million in 2002 from $94.4 million in 2001. This increase is primarily the result of the acquisition of Red Lion which closed on December 31, 2001.

Total hotel and restaurant revenues increased $55.9 million, or 71.2%, to $134.5 million in 2002 from $78.5 million in 2001. Combined Hotel ADR decreased $3.72, or 4.4%, to $80.23 in 2002 from $83.95 in 2001. Combined Hotel REVPAR decreased $2.47, or 4.8%, to $49.24 in 2002 from $51.71 in 2001. The reduced REVPAR is a result of both lower occupancy and ADR which have been impacted by the September 11 terror attacks and the weak economy. Combined hotel statistics include hotels, owned managed or franchised by the WestCoast Hospitality Corporation and Red Lion Hotels, Inc. in the current period, with same hotel pro forma statistics for prior period.

Franchise, Central Services and Development revenues increased $769 thousand, or 29.9%, to $3.3 million in 2002 from $2.6 million in 2001. This increase is primarily related to the increase in franchise royalty income fron the Red Lion purchase.

TicketsWest revenues decreased $665 thousand, or 11.8%, to $5.0 million in 2002 from $5.6 million in 2001. This decrease was due to the removal of the call center services from TicketsWest; these services are now provided by a central program fund for all franchisees. All revenue and expense for call center reservations was removed as of January 2002.

Real Estate Division revenue decreased $614 thousand, or 8.3%, to $6.8 million in 2002 from $7.4 million in 2001 primarily from reduced lease revenue because of the sale of the WHC building which was sold in March 2002.

Direct operating expenses increased $52.8 million, or 69.8%, to $128.4 million in 2002 from $75.6 million in 2001. The increase in direct operating expenses is primarily a result of the additional hotels operated by the Company due to the acquisition of Red Lion and offset with reduced expense for amortization of goodwill and reduced call center expenses due to call center services being provided by a central program fund for all franchisees as of January 2002. Operating income increased $2.2 million, or 12.9%, to $19.3 million in 2002 from $17.1 million in 2001. As a percentage of total revenues, operating income decreased to 12.9% in 2002 from 18.1% in 2001. This operating income percentage decrease is primarily due to the combination of the operating leases, mix of business, property size and location of the hotels acquired in the Red Lion acquisition. As part of the acquisition of Red Lion Hotels, Inc. the company acquired 12 hotels that are controlled through an operating lease. The operating lease costs are an expense that affects the direct operating expense and operating income percentages.

Total undistributed corporate operating expenses increased $389 thousand, or 22.2%, to $2.1 million in 2002. The increase is primarily due to a one-time severance payment related to the integration of the Red Lion acquisition. Total undistributed corporate operating expenses as a percentage of total revenues was decreased to 1.4% in 2002, from 1.9% in 2001.

Interest expense decreased $1.2 million, or 12.6%, to $8.1 million in 2002 from $9.3 million in 2001. This decrease is attributed to a decrease in the total debt outstanding and a decrease in the interest rates charged on the Company's variable rate debt.

Income tax provision increased 7.5%, to $5.1 million in 2002 from $4.7 million in 2001, due to the increase in income before taxes. The effective income tax provision rate was 35.3% and 36.8% for 2002 and 2001 respectively.

Net income increased $1.3 million, or 15.1%, to $9.4 million in 2002 from $8.1 million in 2001. The increase in net income is attributed primarily to the increased income due to the acquisition of Red Lion Hotels, Inc. on December 31, 2001. Basic earnings per share before the preferred stock dividend increased 14.3% to $0.72 per share in 2002 from $0.63 per share in 2001 due to the increase in net income. Diluted earnings per share to common shareholders decreased 11.1% to $0.56 per share in 2002 from $0.63 per share in 2001 due to the preferred stock dividend related to the Red Lion acquisition.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's principal sources of liquidity have been cash on hand, cash generated by operations and borrowings under a $68.5 million revolving credit facility. Cash generated by operations in excess of operating expenses is used for capital expenditures and to reduce amounts outstanding under the Revolving Credit Facility.

The Company's short-term capital needs include food and beverage inventory, payroll, interest expense on outstanding mortgage indebtedness, and dividends on the Company's preferred stock. Historically, the Company has met these needs through internally generated cash. The Company's long-term capital needs include funds for property acquisitions, scheduled debt maturities and renovations and other non-recurring capital improvements. The Company anticipates meeting its future long-term capital needs through additional debt financing secured by the Hotels, unsecured private or public debt offerings, additional offerings of WestCoast stock, and proceeds from the sale of non-core assets, along with cash generated from internal operations.

At September 30, 2002, the Company had $7.6 million in cash and cash equivalents. The Company has made extensive capital expenditures to the existing hotels and the acquisition of hotel properties of $6.5 million, $ 55.0 million, $8.5 million and $63.3 million in owned and joint venture properties for the nine months ended September 30, 2002, and the years ended December 31, 2001, 2000, and 1999, respectively. These expenditures included guest room, lounge and restaurant renovations, public area refurbishment, telephone and computer system upgrades, tenant improvements, property acquisitions, construction, and corporate expenditures and were funded from common and preferred stock issuance, issuance of operating partnership units, operating cash flow and debt. The Company establishes reserves for capital replacement in the amount of 4.0% of the prior year's actual gross hotel income to maintain the Hotels at acceptable levels. Acquired hotel properties have a separate capital budget for purchase, construction, renovation, and branding costs. Capital expenditures planned for Hotels in 2002 are expected to be approximately $7.7 million. Management believes the consistent renovation and upgrading of the Hotels and other properties is imperative to its long-term reputation and customer satisfaction.

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

The Revolving  Credit Facility  contains  various  representations,  warranties, covenants and events of default deemed appropriate for a Credit Facility of similar size and nature. Covenants and provisions in the definitive credit agreement governing the Revolving Credit Facility include, among other things, limitations on: (i) substantive changes in the Company's and Operating Partnership's current business activities, (ii) liquidation, dissolution, mergers, consolidations, dispositions of material property or assets involving the Company and its affiliates or their assets, as the case may be, and acquisitions of property or assets of others, (iii) the creation or existence of deeds of trust or other liens on property or assets, (iv) the addition or existence of indebtedness, including guarantees and other contingent obligations, (v) loans and advances to others and investments in others, (vi) redemption of subordinated debt, (vii) amendment or modification of certain material documents or of the Articles in a manner adverse to the interests of the lenders under the Revolving Credit Facility, (viii) payment of dividends or distributions on the Company's capital stock, and (ix) maintenance of certain financial ratios. Each of the covenants described above provides for certain ordinary course of business and other exceptions. If the Company breaches any of these covenants and does not obtain a waiver of that breach, the breach will constitute an event of default under the Revolving Credit Facility. At September 30, 2002, the Company had $44.2 million outstanding under the Revolving Credit Facility. The Company was in compliance with all required covenants except the Fixed Charge Ratio covenant for which it has received a waiver. The Revolving Credit Facility restricted the Company from paying dividends on its common stock as of September 30, 2002. Historically, the Company has not paid dividends to common shareholders.

In addition to the Revolving Credit Facility, as of September 30, 2002, the Company had debt and capital leases outstanding of approximately $107.9 million consisting of primarily variable and fixed rate debt secured by individual properties.

The Company believes that cash generated by operations will be sufficient to fund the Company's operating strategy for the foreseeable future, and that any remaining cash generated by operations, together with capital available under the Revolving Credit Facility (subject to the terms and covenants to be included therein) and additional debt financing, will be adequate to fund the Company's growth strategy in the near term. Thereafter, the Company expects that future capital needs, including those for property acquisitions, will be met through a combination of net cash provided by operations, borrowings and additional issuances of capital stock. In addition, the Company expects to generate cash from the sale of the assets held for sale.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk has not changed significantly for the nine months ended September 30, 2002. See Item 7A of the Company's Form 10K for the year ended December 31, 2001.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.


Part II - Other Information
---------------------------
ITEMS 1, 2, 3 and 4 of Part II are omitted from this report, as they are not applicable.


ITEM 5.  OTHER INFORMATION

On October 22, 2002, the Company announced its plan to convert more than 20 WestCoast Hotels containing more than 4,500 rooms and approximately 240,000 square feet of meeting space to the Red Lion brand name. This conversion is anticipated to be completed by February 2003, increasing the number of Red Lion hotels to more than 65 and further positioning the brand for national and international growth.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        99.1 - Donald K. Barbieri - Certification - pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002
        99.2 - Arthur M. Coffey - Certification - pursuant to 18 U.S.C.
        ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

        No reports on Form 8-K were filed for the three months ended September 30, 2002.

WESTCOAST HOSPITALITY CORPORATION


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities stated and on the date indicated.


                                          WESTCOAST HOSPITALITY CORPORATION
                                          (Registrant)

Date: November 13, 2002                   By:  /s/ Peter P. Hausback

                                          --------------------------------------
                                          Peter P. Hausback, Controller and
                                          Principal Accounting Officer

     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Donald K. Barbieri, Chairman, President and Chief Executive Officer of WestCoast Hospitality Corporation certify that:

1. I have reviewed this quarterly report on Form 10-Q of WestCoast Hospitality Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Donald K. Barbieri
---------------------------
Chairman, President and Chief Executive Officer

     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Arthur M. Coffey , Executive Vice President and Chief Financial Officer of WestCoast Hospitality Corporation certify that:

1. I have reviewed this quarterly report on Form 10-Q of WestCoast Hospitality Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Arthur M. Coffey
------------------------
Executive Vice President and Chief Financial Officer