Form 10-K
period 2002-12-31
WESTCOAST HOSPITALITY CORP
filed 2003-03-31
CIK 1052595

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

(Mark One)

|X| ANNUAL report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

                                       OR

|_| Transition report PURSUANT TO Section 13 or 15(d) of the SECURITIES Exchange Act OF 1934

For the transition period from _______ to _______

                        Commission File Number 001-13957

                       WESTCOAST HOSPITALITY CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


WASHINGTON
(State or Other Jurisdiction of Incorporation or Organization)

201 W. NORTH RIVER DRIVE, SUITE 100
SPOKANE WASHINGTON
(Address of Principal Executive Offices)

99201-2293
(Zip Code)

91-1032187
(I.R.S. Employer Identification No.)

Registrant's Telephone Number, Including Area Code:
(509) 459-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
Common Stock,                                  New York Stock Exchange
par value $.01 per share

Securities registered pursuant to section 12(g) of the Exchange Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     |X|       No ________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes     |X|       No ________

The  aggregate   market  value  of  the   registrant's   common  stock  held  by
non-affiliates was $53,626,800 as of June 30, 2002. There were 12,994,163 shares of the Registrant's common stock outstanding as of March 6, 2003.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Registrant's 2002 fiscal year is incorporated by reference herein in Part III.


TABLE OF CONTENTS

  Part      Item No.   Description                                      Page No.
    I          1       Business....................................     3
    I          2       Properties..................................     6
    I          3       Legal Proceedings...........................     6
    I          4       Submission of Matters to a Vote of Security
                       Holders ....................................     6
    I          5       Market For Registrant's Common Equity and
                       Related Stockholder Matters ................     7
   II          6       Selected Financial Data.....................     8
   II          7       Management's Discussion and Analysis Of
                       Financial Condition and Results of Operations    9
   II          7A      Quantitative and Qualitative Disclosures
                       About Market Risk ..........................     18
   II          8       Financial Statements and Supplementary Data      19
   II          9       Changes In and Disagreements With Accountants
                       On Accounting and Financial Disclosure           43
   III         10      Directors and Executive Officers Of
                       The Registrant .............................     44
   III         11      Executive Compensation .....................     45
   III         12      Security Ownership Of Certain Beneficial
                       Owners and Management ......................
   III         13      Certain Relationships and Related Transactions   45
   III         14      Controls and Procedures ....................     45
   IV          15      Exhibits, Financial Statement Schedules
                       and Reports on Form 8-K ....................     45

                                     PART I

This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 12E of the Securities Exchange Act of 1934. Forward-looking statements should be read with the cautionary statements and important factors included in this Annual Report on Form 10-K at Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor for Forward-Looking Statements." Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of words such as, but not limited to, "will", "anticipates", "seeks to", "estimates", "expects", "intends", "plans", "predicts" and similar expressions. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expressed.

ITEM 1.  BUSINESS

                              GENERAL INFORMATION

Operations
WestCoast Hospitality Corporation (the "Company") is primarily engaged in the ownership, management, development, and franchising of mid scale, full service hotels. As of December 31, 2002, the system contained 86 properties in 15 states, totaling over 15,000 rooms and over 717,000 square feet of meeting space. The Company owned an interest in and operated 29 hotels, leased 14 hotels, managed seven hotels owned by others and franchised 36 hotels owned and operated by third parties at December 31, 2002. The Company's hotel brands include WestCoast(R) and Red Lion(R). All properties are located in the United States.

The Company is also engaged in activities related or supplementary to the operation of hotels. These activities include computerized ticketing services and presenting entertainment productions through its TicketsWest division and owning, leasing, developing and managing commercial and residential properties through its G&B Real Estate division.

The Company was incorporated in the State of Washington on April 25, 1978. A substantial portion of the Company's assets are held in WestCoast Hospitality Limited Partnership ("WHLP"). WHLP was formed in the State of Delaware on October 23, 1997. The Company is the sole general partner and approximately 98% owner of WHLP and manages its operations. The Company's principal executive offices are located at 201 W. North River Drive, Suite 100, Spokane, Washington 99201 and its telephone number is (509) 459-6100. The Company maintains internet websites at www.redlion.com and www.westcoasthotels.com where annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available, without charge, as soon as reasonably practicable following the time they are filed with or furnished to the Securities Exchange Commission.

Recent Developments

In March 2003, the United States declared war. The Company's future operating performance is affected by, among other things, international conflicts, the effects of actual and threatened terrorist attacks and national and regional economic conditions. Due to the war and the perception of a weak economy, the Company gives no assurance that its future operating performance will provide adequate cash flow for the Company's needs.

In March 2003, the Company's President and Chief Executive Officer, Donald K. Barbieri, announced his retirement effective upon appointment of his successor by the Company's Board of Directors. He will continue to serve as Chairman of the Board of Directors.

In February 2003, the Company completed the transition of its Red Lion brand into its system by re-branding 22 of its owned and managed hotels to Red Lion and implementing a state-of-the-art central reservation system and guest loyalty program that integrates service to its WestCoast and Red Lion brands.

In December 2002, three significant covenants under the Company's revolving credit facility were amended: total funded debt ratio, recourse funded debt ratio and fixed charge ratio to provide greater flexibility during the weaker economic environment. As of December 31, 2002, the Company was in compliance with its debt covenants.

In October 2002, the Company has entered into an agreement subject to various contingencies for the sale a non-core asset. For additional information, refer to "Property and Equipment" and "Assets Held for Sale" in the Notes to Consolidated Financial Statements on page 29 and 34, respectively.

In May 2002, the Company implemented a refreshed quality assurance performance measurement program.

In March 2002, the Company divested its majority interest in an office building.

In January 2002, the Company commenced a national sales strategy to promote cross selling between hotel properties and entertainment events.

In December 2001, the Company acquired the capital stock of the Red Lion hotel chain from Hilton Hotels Corporation. The Red Lion portfolio consisted of nine owned, 12 leased and 26 franchised hotels on the consummation date.

For  additional  details  surrounding  recent  developments,   refer  to  "Hotel
Operations".

Industry Segments
The Company operates in four reportable business segments: hotels and restaurants; franchise, central service and development; ticketing services and entertainment productions; and real estate. For additional information, refer to "Business Segments" in the Notes to Consolidated Financial Statements on page 42.

                                HOTEL OPERATIONS

Hotel Properties
Owned Hotels
The Company owned or had an ownership interest in and operated 29 hotels totaling 5,371 rooms with over 246,000 square feet of meeting space as of December 31, 2002. The number of owned properties included three hotels for which the underlying land is leased. The lease expiration dates range from 2014 to 2062, with certain leases containing renewal options. Under these land leases, the Company is responsible for repairs and maintenance, operating expenses and management of operations. For additional information, refer to "Operating Lease Commitments" in the Notes to the Consolidated Financial Statements on page 39.

Leased Hotels
As of December 31, 2002, the Company leased 14 hotels representing 2,292 rooms and totaling over 111,000 square feet of meeting space. Under these leases, the Company is responsible for hotel operations and management. The Company recognizes revenues and associated expenses with leased hotel operations. Furniture, fixtures and equipment are generally the owner's responsibility; however, under certain leases the Company is obligated to replace these items on an as needed basis. Lease terms typically require the Company to pay fixed monthly rent and variable rent based on a percentage of revenue. In addition, the Company is responsible for repairs and maintenance, operating expenses and management of operations. Refer to "Operating Lease Commitments" in the Notes to the Consolidated Financial Statements for additional information on page 39.

Managed Hotels
The Company managed seven hotels with 1,330 rooms and over 93,000 square feet of meeting space as of December 31, 2002. These managed hotels are operated for the owner's benefit under management agreements. Under the Company's management agreements, the owner is responsible for operating and other related and/or incidental expenses.

The management fee received by the Company is typically based on a percentage of the hotel's gross revenue plus an incentive fee based on operating performance. The Company is generally reimbursed for out-of-pocket costs. Management agreements are for various terms and typically contain renewal options, subject to certain termination rights.

Franchised Hotels
As of December 31, 2002, the Company franchised 36 hotels with 6,256 rooms and meeting space totaling over 267,000 square feet. Franchised hotels are owned and operated by third parties under brand names which are licensed to the owners by the Company. In addition to the licensed use of brand names, the Company provides certain services to franchised properties although it does not manage or operate the franchise hotels. These services include reservations systems, advertising and national sales, guest affinity programs, revenue management tools, quality inspections and brand standards. The Company typically receives royalty payments for use of the brand names and contributions to the central services programs administered by the Company for the franchisees.

Hotel Brands
The Company's hotels primarily operate under the WestCoast(R) and the Red Lion(R) brands. Recently, the Company re-branded 22 hotels to Red Lion Hotels(R) bringing the 63 hotels under the Red Lion brand to its largest size in the history of the Red Lion brand.

Statistical Information
The following table provides certain information about the Company's hotel portfolio as of and for the year ended December 31, 2002.


                    Hotels      Rooms    Mtg Space            Average Occupancy %        ADR         RevPar
                                         (Sq Ft)              (1), (3), (6)            (1), (4)     (1), (5), (6)
                    ----------- -------- -----------         --------------------    ------------   ----------
Owned (2)           29          5,371    246,217             56.2                     $72.08         $40.47
Leased              14          2,292    110,756             58.6                     $66.43         $38.90
Managed (7)         7           1,330    93,234              67.0                     $89.94         $60.23
Franchised (7)      36          6,256    267,214             61.5                     $87.39         $53.73
                    ----------- -------- -----------
Total               86          15,249   717,421             59.4                     $78.23         $46.44
                    =========== ======== ===========


(1) Average occupancy, average daily rate (ADR) and room revenue per available room (RevPar) are for comparable hotels (owned, leased, managed, and franchised by the Company since January 1, 2002) and include hotels in the Company's system as of December 31, 2002.
(2) Owned properties include hotels owned by partnerships in which the Company holds interest as of December 31, 2002 and one hotel property that is expected to be sold in 2003.
(3) Average occupancy represents total paid rooms occupied divided by total available rooms. Total available rooms represents the number of rooms available, net of rooms under renovation, multiplied by the number of days in the reported period.
(4) ADR represents total room revenues divided by the total number of paid rooms occupied by hotel guests.
(5) RevPar represents total room and related revenues divided by total available rooms, net of rooms under renovation.
(6) Rooms under renovation were excluded from RevPar and average occupancy percentage. Due to the short duration of renovation, in the opinion of management, excluding these rooms did not have a material impact on RevPar or average occupancy percentage.
(7) In early 2003, agreements related to 13 franchised hotels and one managed property expire. Additionally, in early 2003, the Company entered into one franchised license agreement and two pending applications for franchised hotels. Refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information.

Financial Information
The Company's financial information is disclosed in the consolidated financial statements and notes thereto. The Company's working capital practices are disclosed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Growth Plan
The Company continues to seek opportunities to expand both domestically and internationally while maintaining its product quality. The Company intends to grow its brand primarily through franchising and management contracts, but may seek to acquire equity interests in hotel properties on a selective basis. Additionally, the Company maintains a consistent quality level at hotels through its maintenance, renovation and capital expenditure programs.

Loyalty Program
In February 2003, the Company integrated the best features of its Red Lion Club and WestAwards frequency program in order to enhance guest services with a single expanded guest loyalty program, GuestAwards. The Company continues to promote guest loyalty by providing guests the flexibility to earn air miles with each qualifying hotel stay or points for every eligible dollar charged to the guest room. GuestAward points are redeemable for complimentary hotel stays, air miles or travel, car rental, merchandise, entertainment and other incentives.

E-Business
In February 2003, the Company launched a new hotel reservation system. This technology allows the Company to manage single image inventory through its distribution channels, execute rate management strategies through channels of distribution including voice, Global Distribution Systems and Internet sites, craft individual property.

In addition, the Company provides effective and efficient guest service including online hotel reservations, GuestAwards enrollment and ticketing of TicketsWest events, through its various domain names (www.redlion.com, www.westcoasthotels.com, www.guestawards.com, www.ticketswest.com).

Team Red
In February 2003, the Company launched "Team Red", an innovative community outreach program designed to benefit local communities while rewarding employees and guests for volunteer work. The Company continues to build on its long-term commitment to assist and support its local communities through "Team Red" and other civic initiatives.

ADDITIONAL INFORMATION

Marketing
The Company's marketing strategy provides quality and value to its hotels through its national reach and regional focus. Through consistent messaging in high visibility markets, the Company targets the majority of market segments and distribution channels for its hotel portfolio. In addition, the Company offers intelligence tools such as rate management strategies, competitive set benchmarking and market demand reports to the majority of its hotels to increase its regional reach with individuality focused on the property's customer base.

Trademarks
The  Company  owns the  following  trademarks  in the United  States,  Canada or
Mexico: Red Lion(R), WestCoast(R), WestAwards(R), TicketsWest(R), G&B(R) and various derivatives of those usages. The Company has applied to register GuestAwards as a trademark in the United States. The Company's trademarks and associated name recognition are valuable to its business.

Non-core Asset Sales
The Company continues to divest its interest in non-core assets in order to capture equity, pay down debt and adhere to its long term strategic plan. Refer to "General Information - Recent Developments" for a description of assets sold and held for sale in 2002.

Seasonality
The Company's business is subject to seasonal fluctuations. Significant portions of the Company's revenues and profits are realized from May through October. The Company's results for any quarter may not be indicative of the results that may be achieved for the full fiscal year. In addition, results are affected by the Company's rapid growth; national and regional economic conditions, including the magnitude and duration of the current economic slowdown in the United States; actual and threatened terrorist attacks and international conflicts and their impact on travel; and weather conditions.

Competition
The lodging industry is highly competitive. Competition in the industry is primarily based on service quality, range of services, brand name recognition, convenience of location, room rates, guest amenities and quality of accommodations. The Company competes with other national limited and full service hotel companies, including various regional and local hotels. Many of the Company's competitors have a larger network of locations and greater financial resources than the Company. Additionally, new and existing competitors may offer significantly lower rates, greater convenience, services and amenities, expand or improve facilities, which may adversely impact the Company's operations. Demographics and other changes in the Company's markets may also adversely impact the convenience or desirability of the hotel location.

The Company strives to enhance its core business by its national Red Lion brand name; expanded, multi-tiered guest loyalty program; new reservation software; effective cost control; maximizing operating efficiencies; property enhancements; and continued effort to create a feel of comfort, care and value in its hotels.

Employees
As of December 31, 2002, the Company employed approximately 4,400 persons, approximately 3,900 in hotel operations and the remainder in the Company's administrative office and its TicketsWest and G&B Real Estate divisions. Approximately 300 persons in hotel operations were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. The Company believes its employee relations are satisfactory.

Item 2. PROPERTIES

The Company's hotel properties provide caring service and comfortable accommodations at competitive prices consistent with the markets they serve. The Company's hotel portfolio maintains consistent quality and offers valuable services such as dining, fitness centers, business services and other unique offerings at the majority of its locations. In addition, guest rooms are well equipped with products important to both leisure and business travelers. Most hotels offer flexible meeting space to service the group and convention markets. The Company continues to invest in its hotel properties to maintain quality condition. Refer to the Company's websites at www.redlion.com or www.westcoasthotels.com for a complete listing of hotel properties.

Refer to Item 1 - "Hotel Operations - Statistical Information" for information on the Company's owned, leased, managed and franchised hotel properties.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "WEH". The following table sets forth for the periods indicated the high and low closing sale prices for the common stock on the NYSE.

                                                        High             Low
        2002:
        Fourth Quarter (ended December 31, 2002)        $5.80            $5.00
        Third Quarter (ended September 30, 2002)        $7.00            $5.40
        Second Quarter (ended June 30, 2002)            $7.75            $6.69
        First Quarter (ended March 31, 2002)            $8.00            $6.20

        2001:
        Fourth Quarter (ended December 31, 2001)        $6.49            $5.93
        Third Quarter (ended September 30, 2001)        $7.98            $6.00
        Second Quarter (ended June 30, 2001)            $7.48            $5.08
        First Quarter (ended March 31, 2001)            $5.56            $4.95

The last reported sale price of the common stock on the NYSE on March 25, 2003 was $4.36. As of March 25, 2003, there were approximately 86 shareholders of record of the common stock.

The Company does not anticipate paying any cash dividends on the common stock in the foreseeable future. The Company intends to retain earnings to provide funds for the continued growth and development of its business. See "Management's
Discussion    and   Analysis   of   Financial    Condition    and   Results   of
Operations--Liquidity and Capital Resources." Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board. As of December 31, 2002, the Company was restricted from paying dividends on its common stock under the terms and conditions of its Revolving Credit Facility.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2002 regarding compensation plans (including individual compensation arrangements) under which equity securities of WestCoast Hospitality Corporation are authorized for issuance:

                      EQUITY COMPENSATION PLAN INFORMATION



                                                                                        Number of securities
                                                                                        remaining available for
                               Number of securities to        Weighted-average          future issuance under
                               be issued upon exercise        exercise price of         equity compensation plans
                               of outstanding options,        outstanding options,      (excluding securities
                                 warrants and rights          warrants and rights       reflected in column (a))
Plan Category                           (a)                          (b)                        (c)

Equity Compensation Plans
 Approved by Security
 Holders                                537,895                    $8.29                     862,105

Equity Compensation Plans
 not Approved by
 Security Holders                          -0-                       N/A                        -0-
                                       ----------                ----------                ------------
Total                                   537,895                    $8.29                     862,105
                                       ==========                ==========                ============

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company as of and for the years ended December 31, 1998, 1999, 2000, 2001 and 2002. The selected consolidated statement of operations and balance sheet data are derived from the Company's audited financial statements. The audited consolidated financial statements for certain of these periods are included elsewhere in this Report.

The selected consolidated financial data set forth below should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Report.

                                                                Fiscal Year Ended
                                                                   December 31
                                                       (in thousands except per share data)
                                            2002           2001            2000          1999         1998
Statements of Operations Data:
Total revenues                           $ 194,171     $ 120,633       $ 125,806      $ 110,055     $86,333
Operating income                            22,681        24,046          23,354         21,035      20,310
Net income (1)                               8,007         7,579           5,821          8,029       7,508
Income applicable to common shareholders     5,430         7,579           5,821          8,029       7,508
Earnings per common share-basic               0.42          0.59            0.45           0.63        0.66
Earnings per common share-diluted             0.41          0.59            0.45           0.63        0.66

Balance Sheet Data(2):
Working capital                           (28,189)        14,090         (2,991)       (12,105)          28
Total assets                               356,710       359,649         304,834        309,132     244,903
Long-term debt and capital leases          101,206       167,795         160,018        159,882     128,378
Current portion, long-term debt and         57,257         4,137           2,922          8,068       2,172
capital leases

Other Data:
EBITDA (3)                                  30,032        30,121          33,754         28,967      26,425
Net cash provided by operating activities   15,133        17,490          11,954         19,067      14,271
Net cash used in investing activities      (8,656)      (22,928)         (7,482)       (13,572)   (108,745)
Net cash provided by (used in)             (9,511)         7,697         (5,353)        (5,405)      93,786
financing activities

(1) The Company incurred extraordinary expense net of income taxes for the write-off of prepayment penalties and deferred loan fees in connection with the repayment of indebtedness of $23,000 in 2001, $10,000 in 1999 and $546,378 in 1998.
(2) The balance sheet data as of December 31, 1999 and 2001 reflects the acquisitions of WestCoast Hotels, Inc. and Red Lion Hotels, Inc. on December 31, 1999 and December 31, 2001, respectively. However the results of operations of these acquired entities are included in operations only from the acquisition date forward.
(3) EBITDA represents income before income taxes, extraordinary item, cumulative effect of accounting changes, interest expense (net of interest income), depreciation, amortization, gain on asset disposal, equity in investments, minority interests, and other income/expenses. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and such information should not be considered as an alternative to net income, cash flow from operations or any other measure of performance prescribed by generally accepted accounting principles. While not all companies calculate EBITDA in the same fashion and therefore EBITDA as presented may not be comparable to similarly titled measures of other companies, EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the Company's ability to service debt. EBITDA is not necessarily available for management's discretionary use due to restrictions included in the Revolving Credit Facility and other considerations.

The following is a reconciliation of EBITDA to its comparable measurement in accordance with generally accepted accounting principles for each of the years presented (in thousands):

                                                                Year ended December 31,
                                                 2002        2001       2000        1999        1998

EBITDA (as presented above)                  $ 30,032     $ 30,121     $ 33,754    $ 28,967    $ 26,425
 Income tax provision                         (4,369)      (4,503)      (3,306)     (3,737)     (4,310)
 Deferred income tax provision                  1,921        2,240        1,524       2,392         934
 Interest expense                            (10,717)     (12,092)     (14,660)     (9,384)     (8,127)
 Interest and other income, net                   392          247          449         388         356
 Other non-cash operating activities            1,068          366          555         167         174
 Change in working capital accounts           (3,194)        1,111      (6,362)         274     (1,181)
                                           ------------   ----------   ---------   ---------  ----------
Net cash provided by operating activities    $ 15,133     $ 17,490     $ 11,954    $ 19,067    $ 14,271
                                           ============   ==========   =========   =========  ==========

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. The adoption of SFAS No. 142 on January 1, 2002, resulted in the elimination of goodwill amortization of $856,000 for the year ended December 31, 2002.

Net income and earnings per share adjusted for goodwill amortization for 2001 and years prior compared to fiscal 2002 is as follows (in thousands):

                                                        2002        2001         2000          1999         1998

Reported net income to common shareholders            $ 5,430     $ 7,579      $ 5,821       $ 8,029      $ 7,508
Add back:  goodwill amortization, net of tax                -         537          542            19           25
                                                      ---------  -----------  -----------  -----------  ----------
     Adjusted net income to common shareholders       $ 5,430     $ 8,116      $ 6,363       $ 8,048      $ 7,533
                                                      =========  ===========  ===========  ===========  ==========

Basic earnings per share:
     Reported net income                              $  0.42      $ 0.59       $ 0.45        $ 0.63       $ 0.66
     Goodwill amortization                                  -        0.04         0.04             -            -
                                                      ---------  -----------  -----------  -----------  ----------
     Adjusted earnings per share-basic                $  0.42      $ 0.63       $ 0.49        $ 0.63       $ 0.66
                                                      =========  ===========  ===========  ===========  ==========

Diluted earnings per share:
     Reported net income                              $  0.41      $ 0.59       $ 0.45        $ 0.63       $ 0.66
     Goodwill amortization                                  -        0.04         0.04             -            -
                                                      ---------  -----------  -----------  -----------  ----------
     Adjusted earnings per share-diluted              $  0.41      $ 0.63       $ 0.49        $ 0.63       $ 0.66
                                                      =========  ===========  ===========  ===========  ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY
The Company is primarily engaged in the ownership, management, development, and franchising of mid scale, full service hotels. As of December 31, 2002, the hotel system contained 86 properties in 15 states, totaling over 15,000 rooms and over 717,000 square feet of meeting space. The Company's hotel brands include WestCoast and Red Lion. In addition, the Company is engaged in activities related or supplementary to the operation of hotels. These activities include computerized ticketing services and presenting entertainment productions and owning, leasing and/or managing commercial and residential properties.

The Company operates in four reportable segments: hotels and restaurants; franchise, central service and development; computerized ticketing services and presenting entertainment productions; and real estate. The hotels and restaurants segment derives revenue primarily from room rentals and food and beverage operations at the Company's owned and leased properties and management fees charged to hotel owners. Management fees are typically based on a percentage of the hotel's gross revenue plus an incentive fee based on operating performance. The franchise, central service and development segment primarily provides licensing of the Company's brand names to franchisees. This segment generates revenue from royalty fees charged to hotel owners. Royalty fees are generally based on a percent of room revenue in exchange for the use of the Company's brand name and right to participate in central services programs to include reservation system, guest affinity programs, national and regional sales, revenue management tools, quality inspections, advertising and brand standards. The ticketing and entertainment productions segment derives revenue primarily from computerized event ticketing services and promotion of Broadway shows and other special events. The real estate segment generates its revenue from owning, managing, leasing and developing commercial and residential properties.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to valuation of long-lived assets, assets held for sale, intangible assets, other assets, self-insurance reserves, collectibility of accounts receivable, contingencies and litigation. The Company bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company believes the following critical accounting policies, among others, affect its more significant estimates and assumptions used in preparing its consolidated financial statements. Actual results could differ from estimates and assumptions.

Property and equipment are stated at cost less accumulated depreciation. The Company also has investments in partnerships that own and operate hotel properties. The assessment of long-lived assets for possible impairment requires the Company to make judgments, regarding real estate values, estimated future cash flow from the respective properties and other matters. The Company reviews the recoverability of its long-lived assets when events or circumstances indicate that the carrying amount of an asset may not be recoverable. For the year ended December 31, 2002, the Company recognized an impairment loss of approximately $73 thousand with respect to a partnership investment.

The Company accounts for assets held for sale in accordance with Statement of Financial Accounting Standard No. 144 (SFAS 144). The Company's assets held for sale are recorded at the lower of their historical carrying value (cost less accumulated depreciation) or market value. Depreciation is terminated when the asset is determined to be held for sale. If the assets are ultimately not sold within the guidelines of SFAS 144, depreciation is reinstated for the period they were held for sale. The Company believes that its assets held for sale will be completed in 2003, unless circumstances arise that were previously considered unlikely.

The Company's intangible assets include brands and goodwill. The Company accounts for its brands and goodwill in accordance with Statement of Financial Accounting Standard No. 142 (SFAS 142). The Company expects to receive future benefits from previously acquired brands and goodwill over an indefinite period of time and therefore, effective January 1, 2002, no longer amortizes its brands and goodwill in accordance with SFAS 142. The annual impairment review requires the Company to make certain judgments, including estimates of future cash flow with respect to brands and estimates of the Company's fair value and its components with respect to goodwill. The Company completed its impairment review of brands, goodwill and other intangible assets which did not result in an impairment loss during 2002.

The Company's other intangible assets include management, marketing and lease contracts. The value of these contracts is amortized on a straight-line basis over the weighted average life of the respective agreement. The assessment of these contracts requires the Company to make certain judgments, including estimated future cash flow from the applicable properties.

The Company is self-insured for various levels of general liability, workers' compensation and employee medical and dental coverage. Insurance reserves include the present values of projected settlements for claims. Projected settlements are estimated based on, among other things, historical trends and actuarial data.

The Company reviews accounts receivable for collectibility on a routine basis. The Company records an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible and amounts that are past due beyond a certain date. The receivable is written off against the allowance for doubtful accounts if collection attempts fail. The Company's estimate for its allowance for doubtful accounts is impacted by, among other things, national and regional economic conditions, including the magnitude and duration of the economic downturn of the United States.

Effective January 1, 2002 the Company established the WestCoast Central Program Fund (CPF), organized in accordance with various domestic franchise agreements. The CPF is responsible for certain advertising services, frequent guest program administration, reservation services, national sales promotions and brand and revenue management services intended to increase sales and enhance the reputation of the Company and its franchise owners including the WestCoast and Red Lion branded properties. Contributions by the Company to the CPF for owned and managed hotels and contributions by the franchisees, through the individual franchise agreements, total up to 5% of room revenue or can be based on reservation fees, frequent guest program dues and other services. While the Company administers the functions of the CPF, the net assets and transactions of the CPF are not commingled with the working capital of the Company. The net assets and transactions of the CPF are, therefore, not included in the accompanying financial statements in accordance with FASB No. 45, "Accounting for Franchise Fee Revenue".

LIQUIDITY AND CAPITAL RESOURCES
Overview
Net cash provided by operating activities totaled approximately $15.1 million, $17.5 million and $12.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in 2002 compared to 2001 was primarily the result of lower operating results and working capital variances. The increase in 2001 over 2000 was also primarily due to gains on property sales, insurance recoveries and working capital variances offset by lower level of business at the hotel properties.

Net cash used in investing activities decreased $14.3 million from approximately $22.9 million in 2001 to $8.7 million in 2002 primarily due to the purchase of Red Lion hotels in 2001, slightly offset by an increase in capital expenditures in 2002. Net cash used in investing activities increased $15.4 million from approximately $7.5 million in 2000 to $22.9 million in 2001 primarily due to the purchase of Red Lion Hotels, offset by the proceeds from asset dispositions and a lower level of capital expenditures in 2001.

Net cash used in financing activities totaled approximately $9.5 million in 2002 which generally relates to the pay down of debt and payment of preferred stock dividends. Net cash provided by financing activities totaled $7.7 million in 2001 which consists primarily of revolving debt borrowings to fund the Red Lion acquisition. Net cash used in financing activities totaled approximately $5.4 million in 2000 which consists primarily of debt repayment.

Cash and cash equivalents totaled $2.7 million at December 31, 2002, a decrease of approximately $3.0 million from December 31, 2001. The Company believes that its operating cash flow, ability to amend and refinance its revolving credit facility with long-term non-recourse debt by securing mortgages on certain hotel properties financing secured by hotels and proceeds from the sale of its non-core assets will be sufficient to meet its liquidity needs. However, projections of sources of working capital and future financial needs are subject to uncertainty. Refer to "Other Matters - Safe Harbor for Forward Looking Statements" for additional information of conditions that could affect future financial needs and sources of working capital.

Financing
The Company has a revolving credit facility. In 2001, the Company refinanced a portion of its revolving credit facility with long term fixed rate mortgages on certain properties and lowered its commitment to $70 million. In December 2002, the Company reduced its commitment to $58.5 million. As of December 31, 2002, approximately $52.1 million of borrowings were outstanding under its $58.5 million revolver.

Although the revolving credit facility matures in June 2005, the Company classified its outstanding borrowings under its $58.5 million revolver as current debt as of December 31, 2002 due to an anticipatory breach of some of the existing covenants in 2003, which have currently not been waived by the lenders. If the Company breaches its covenants and the breach is not waived by the lender one of the lender's remedies under the credit facility is to call the debt due at that time.

The Company intends to refinance its revolving credit facility either with its existing lender or other lenders into non-recourse and revolving debt. Management believes that an adequate borrowing base exists to secure the necessary financing. The Company is also pursuing the sale of certain non-core real estate assets, some of which are included in assets held for sale discussed in Note 5 of the Notes to Consolidated Financial Statements. Management has implemented certain operational efficiencies and cost reduction plans that are expected to improve covenant ratios. These actions are intended to reduce the Company's dependence on the revolving credit facility.

The historical cash flow of the Company has been adequate to service all its normal operating needs, service all interest and regularly scheduled principal payments and capital improvements. Due to the war and the perception of a weak economy there can be no assurance that future operating performance will provide adequate cash flow for the Company's needs. The ability of the Company to improve its working capital position through the refinance of its revolving credit facility, improve operating results and disposal of non-core assets is dependent upon lending market conditions, the achievement of future operating efficiencies and the liquidity of the real estate market where the Company's assets are located. There can be no assurance that these efforts will be successful. For additional information, refer to "Financial Liquidity" in the Notes to the Consolidated Financial Statements on page 33.

Provisions under the Company's revolving credit facility agreement require the Company to comply with certain covenants which include limiting the amount of outstanding indebtedness. The Company's revolving credit facility contains three significant financial covenants: total funded debt ratio, recourse funded debt ratio and fixed charge ratio which were amended in December 2002 to provide greater flexibility during the softer economic environment. The Company is in compliance with its debt covenants as of December 31, 2002.

In addition to the $52.1 million outstanding on the revolver, the Company has debt and capital lease obligations of approximately $106 million as of December 31, 2002 primarily consisting of variable and fixed rate debt secured by individual properties.

In December 2001, the Company issued 303,771 of Class A and Class B preferred shares, respectively, in connection with its acquisition of Red Lion Hotels, Inc. As a result of cancelled franchise agreements in 2002, 2,456 shares of Preferred Series A and B, respectively, were cancelled totaling approximately $246 thousand. Dividends paid on Class A and Class B preferred shares were $3.50/share and $5.00/share, respectively, for the year ended December 31, 2002, totaling approximately $1.9 million. For additional information, refer to "Stockholders' Equity" in the Notes of the Consolidated Financial Statements on page 51.

The following table summarizes the Company's significant contractual obligations as of December 31, 2002 (in thousands):

Contractual Obligations                                           Payments Due by Period
                                        Total       Less Than 1 Year        1-3 Years      4-5 Years   After 5 Years

Long-term debt                       $ 158,195        $ 56,989              $ 15,740       $ 14,179       $ 71,287
Capital lease obligations                  268             268                     -              -              -
Operating leases (1)                   103,953           7,113                16,989         11,326         68,525
Preferred stock dividend (2)            10,496           2,561                 5,926          2,009              -
                                    ------------    --------------       -------------  --------------  -------------
Total contractual obligations        $ 272,912        $ 66,931              $ 38,655       $ 27,514       $139,812
                                    ============    ==============       =============  ==============  =============

(1) Operating lease amounts are net of estimated annual sublease income totaling $9.9 million. In early 2003, the Company anticipates entering into a sales leaseback agreement for its hotel reservation system totaling approximately $4.1 million and believes this lease will be classified as an operating lease. The anticipated sales leaseback obligation is not included in the above operating lease obligations.
(2) Class A and Class B preferred stock quarterly dividends increase from 7% to 14% if not redeemed by January 2005 and from 10% to 20% if not redeemed by January 2008, respectively. The above preferred stock dividend obligation assumes Class A and Class B are redeemed in January 2005 and 2008, respectively. For additional information, refer to "Stockholders' Equity" in the Notes to the Consolidated Financial Statements on page 51.

Asset Dispositions
In March 2002, the Company sold a majority interest in an office building resulting in net proceeds of approximately $1.7 million. The sale resulted in a pre-tax gain of $5.8 million. The Company recognized approximately $3.2 million of the gain for the year ended December 31, 2002. The remaining portion of the gain is deferred over the six year lease term due to the Company's leaseback of a portion of the building. Refer to "Property and Equipment" in the Notes to the Consolidated Financial Statements on page 37 for additional information.

Assets Held for Sale
The Company continues to seek opportunities to divest its interest in its non-core assets. The Company recently entered into an agreement subject to various contingencies for the sale of an owned hotel property, a mall and excess land. In addition, the Company has two office buildings with a net book value of approximately $21.5 million classified as assets held for sale as of December 31, 2002. The Company anticipates completing the sale of these assets in 2003 and using the net proceeds of up to approximately $21 million to pay down its revolving credit facility, if the transaction is consummated prior to the Company's anticipated refinance of its $58.5 million revolver, and/or to further expand operations. Two of these properties have been held for sale for a year. There can be no assurance that the Company will be able to successfully sell these properties. For further discussion, refer to the "Financing" section. Capital Spending

The Company continues to invest in normal capital replacements to maintain a consistent quality level at hotels. However, the Company may defer its capital spending depending on economic conditions. The Company spent approximately $10.7 million on various capital expenditures in 2002 including routine improvements and technology, public area, guest room, lounge and restaurant renovations at owned and leased properties and a new central reservation system. The Company anticipates spending approximately $9.6 million on capital expenditures in 2003. The Company also anticipates exercising its lease option to purchase a hotel property totaling approximately $5.2 million in 2003. Additionally, in early 2003, the Company anticipates entering into a sales leaseback agreement for its hotel reservation system totaling approximately $4.1 million. The Company believes the lease will be classified as an operating lease.

Development
The Company intends to grow its brands primarily through franchising and management contracts, but may seek to acquire equity interests in hotel properties on a selective basis.

In early 2003, franchise and management contracts related to 13 franchised hotels and one managed hotel expired. Revenue related to these contracts totaled approximately $1.6 million for the year ended December 31, 2002. Additionally, in early 2003, the Company entered into one franchised license agreement and two pending applications for franchised hotels.

The Company's ability to grow the number of franchised and managed hotels is affected by, among other things, national and regional economic conditions, including the magnitude and duration of current economic slowdown of the United States; the effects of actual and threatened terrorist attacks and wars; credit availability; relationships with franchisees and owners; and competition from other hotel brands. For additional information, refer to "Other Matters - Safe Harbor for Forward Looking Statements".

RESULTS OF OPERATIONS
The Company operates in four reportable segments: hotels and restaurants; franchise, central service and development; ticketing services and entertainment productions; and real estate. The Company's results of operations are significantly impacted by occupancy and room rates achieved by hotels, ability to manage costs and the relative mix of owned, leased, managed and franchised hotels. Future operating results could be adversely impacted by many factors including those discussed in "Other Matters - Safe Harbor for Forward Looking Statements".

Fiscal 2002 Compared With Fiscal 2001
A summary of the Company's consolidated results and hotel statistics for the years ended December 31, 2002 and 2001 is as follows (dollars in thousands, except per share amounts):

                                                          2002           2001       % Change

Hotels and Restaurants                                 $ 173,320       $ 99,495         74%
Franchise, Central Services and Development                4,137          3,213         29%
TicketsWest                                                7,430          7,497         -1%
Real Estate Division                                       9,001         10,114        -11%
Corporate Services                                           283            314        -10%
                                                         -------        -------        ----
Total Revenues                                           194,171        120,633         61%

Total Direct Expenses                                    169,373         94,691         79%
Undistributed Corporate Expenses                           2,117          1,896         12%
Operating Income                                          22,681         24,046         -6%
Net Income                                                 8,007          7,579          6%
Preferred Stock Dividend                                   2,577              -        100%
Basic EPS                                                   0.42           0.59        -29%
Diluted EPS                                                 0.41           0.59        -31%

Hotel Statistics (1)
                                                          2002           2001        % Change
Hotels at 12/31 (2)                                        86             93           -8%
Rooms at 12/31                                         15,249         16,095           -5%

REV PAR (3), (6)                                      $ 50.40        $ 53.17           -5%
ADR (4)                                               $ 85.19        $ 87.78           -3%
Ave. Occupancy (5), (6)                                 59.2%          60.6%         -1.4%

(1) Hotel statistics include actual hotels and rooms at December 31, 2002 and 2001, respectively. Therefore, the 2001 number of hotels and rooms include the hotels which the Company acquired from Red Lion Hotels, Inc. on December 31, 2001. However, revenue per available room (RevPar), average daily rate (ADR), and average occupancy statistics do not include Red Lion Hotels, Inc. as this acquisition was completed on December 31, 2001 and their results of operations were not included in the consolidated revenues and hotel operating statistics until 2002. Revpar, ADR and occupancy statistics in 2002 and 2001 are presented for comparable hotels (owned, leased, managed and franchised by the Company for more than one year).
(2) Agreements related to 13 franchised hotels and one managed property expired in early 2003. Additionally, in early 2003, the Company entered into one franchised license agreement and two pending applications for franchised hotels. Refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information.
(3) RevPar represents total room and related revenues divided by total available rooms, net of rooms out of service due to significant renovations.
(4) ADR represents total room revenues divided by the total number of paid rooms occupied by hotel guests.
(5) Average occupancy represents total paid rooms occupied divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period.
(6) Rooms under renovation were excluded from RevPar and average occupancy percentage. Due to the short duration of renovation, in the opinion of management, excluding these rooms did not have a material impact on RevPar and average occupancy percentage.

Revenues
Total  revenues for 2002 were $194  million,  an increase of  approximately  $74 million or 61% from 2001.  Overall  increase  in  revenues  from 2001 to 2002 is
attributed  to  the   following:

Hotel and restaurant revenues increased approximately $74 million or 74% from $99.5 million in 2001 to $173.3 million in 2002. Approximately $79 million of the increase in hotel and restaurant revenues resulted primarily from the acquisition of Red Lion Hotels, Inc. which closed on December 31, 2001. This overall increase was offset by a continued soft U.S. economy, resulting in a decrease in demand throughout most segments. This continued sluggish demand in 2002 resulted in a lower room and occupancy rate which contributed to the Company's decrease in RevPar, ADR and average occupancy over 2001.

Franchise, central services and development revenues increased approximately $900 thousand or 29% from $3.2 million in 2001 to $4.1 million in 2002. Approximately 25% or $1.0 million of the increase was primarily from franchise and management contracts acquired through the purchase of Red Lion Hotels, Inc. in 2001. This increase was partially offset by a reduced franchise application fee combined with system wide RevPar declines in 2002 compared to 2001 given the continued softness of the U.S. economy.

TicketsWest revenues decreased approximately $67 thousand or 1% from $7.5 million in 2001 to $7.4 million in 2002. This decrease was primarily due to the removal of call center service revenues and related expenses from the ticketing and entertainment production division to a central program fund which is administered by the Company effective January 2002. This decrease was offset by an overall increase in operating revenue as a result of an increase in venues and a favorable event mix in 2002 compared to 2001.

Real Estate Division revenues decreased approximately $1.1 million or 11% from $10.1 million in 2001 to $9.0 million in 2002 primarily from reduced lease revenue which resulted from the sale of the Company's majority interest in an office building in March 2002.

Direct Expenses
Direct expenses increased approximately $75 million or 79% from $94.7 million in 2001 to $169.4 million in 2002. Approximately $73 million of the increase was due to additional hotels operated by the Company given the acquisition of Red Lion Hotels in December 2001. In addition, this increase was impacted by the $1.9 million decrease in the net gain on asset dispositions and insurance settlements in 2002 compared to 2001.

The overall increase is offset by reduced amortization expense of approximately $855 thousand related to brand names and goodwill and reduced call center expense due to the January 2002 move of call center services are provided by a central program fund for franchisees.

Undistributed Corporate Expenses
Undistributed corporate expenses increased approximately $200 thousand or 12% from $1.9 million in 2001 to $2.1 million in 2002. The increase was primarily due to a one-time severance payment related to the integration of the Red Lion acquisition.

Operating Income
Operating income decreased approximately $1.4 million or 6% from $24.0 million in 2001 to $22.7 million in 2002. The decrease was primarily due to continued soft market and weak U.S. economy resulting in rate and occupancy declines combined with the approximate $1.9 million decrease related to the net gain on asset dispositions in 2002 compared to 2001.

Interest Expense
Interest expense decreased approximately $1.4 million or 11% from $12.1 million in 2001 to $10.7 million in 2002. The decrease was attributed to repayment of outstanding borrowings and a decrease in interest rates charged on the Company's variable rate debt.

Income Taxes
The effective income rate for 2002 decreased to 35% from 37% in 2001. The decrease in the effective tax rate was primarily due to the elimination of in goodwill amortization expense in 2002 compared to 2001.

Net Income
Net income increased approximately $400 thousand or 6% from $7.6 million in 2001 to $8.0 million in 2002.

Income applicable to common shareholders decreased approximately $2.1 million or 28% from $7.6 million in 2001 to $5.4 million in 2002 due to lower operating results compared to 2001 combined with approximately $2.6 million of preferred stock dividends in 2002 which did not occur in 2001 as they relate to the acquisition of Red Lion Hotels, Inc. in December 2001.

Earnings Per Share
Basic earnings per share decreased approximately 29% from $.59 in 2001 to $.42 in 2002. Diluted earnings per share decreased approximately 31% from $.59 in 2001 to $.41 in 2002. These decreases were primarily attributed to lower operating results given the continued soft U.S. economy in 2002 compared to 2001.

Fiscal 2001 Compared With Fiscal 2000

A summary of the Company's consolidated results and hotel statistics for the years ended December 31, 2001 and 2000 is as follows (dollars in thousands, except per share amounts):

                                                         2001           2000         % Change

Revenues:
Hotels and Restaurants                                $ 99,495       $ 106,540          -7%
Franchise, Central Services and Development              3,213           3,643         -12%
TicketsWest                                              7,497           5,705          31%
Real Estate Division                                    10,114           9,540           6%
Corporate Services                                         314             378         -17%
                                                      ---------       ----------       -----
Total Revenues                                         120,633         125,806          -4%

Total Direct Expenses                                   94,691         100,786          -6%
Undistributed Corporate Expenses                         1,896           1,666          14%
Operating Income                                        24,046          23,354           3%
Net Income                                               7,579           5,821          30%
Basic and Diluted EPS                                     0.59            0.45          31%

Hotel Statistics (1)
                                                         2001           2000         % Change
Hotels at 12/31                                             93             45            107%
Rooms at 12/31                                          16,095          8,704             85%

REV PAR (2), (5)                                       $ 53.26        $ 54.93             -3%
ADR (3)                                                $ 88.08        $ 87.47              1%
Average Occupancy (4), (5)                               60.5%          62.8%           -2.3%

(1) Hotel statistics include actual hotels and rooms at December 31, 2001 and 2000, respectively. Therefore, the 2001 number of hotels and rooms include the hotels which the Company acquired from Red Lion Hotels, Inc. on December 31, 2001. However, revenue per available room (RevPar), average daily rate (ADR), and average occupancy statistics do not include Red Lion Hotels, Inc. as this acquisition was completed on December 31, 2001 and their results of operations were not included in the consolidated revenues and hotel operating statistics until 2002. Revpar, ADR and occupancy statistics in 2001 and 2000 are presented for comparable hotels (owned, leased, managed and franchised by the Company for more than one year).
(2) RevPar represents total room and related revenues divided by total available rooms, net of rooms out of service due to significant renovations.
(3) ADR represents total room revenues divided by the total number of paid rooms occupied by hotel guests.
(4) Average occupancy represents total paid rooms occupied divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period.
(5) Rooms under renovation were excluded from RevPar and average occupancy percentage. Due to the short duration of renovation, in the opinion of management, excluding these rooms did not have a material impact on RevPar and average occupancy percentage.

Revenues
Total revenues decreased $5.2 million, or 4%, from $125.8 million in 2000 to $120.6 million in 2001. This decrease is attributed primarily to general economic conditions following the September 11 terrorist attacks, decreases in total rooms occupied and REVPAR decreases at the Comparable Hotels (Hotels owned, managed and franchised by the company for more than one year). REVPAR decreased due to the decrease in occupied paid rooms.

Total hotel and restaurant revenues decreased $7.0 million or 7% to $99.5 million in 2001 from $106.5 million in 2000. Comparable Hotel ADR increased $0.61 or 0.7% to $88.08 in 2001 from $87.47 in 2000. Comparable Hotel REVPAR decreased $1.67 or 3% to $53.26 in 2001 from $54.93 in 2000.

The Company completed the acquisition of Red Lion Hotels, Inc. effective December 31, 2001 which adds annually 1,180,775 room nights under ownership and 1,516,210 room nights for which the Company has management or franchise contracts. Due to the timing of the Red Lion Hotels, Inc. acquisition, it did not affect 2001 operating results. On a pro-forma basis including the Red Lion hotels, comparable hotel ADR increased $1.53 or 1.9% to $81.26 in 2001 from $79.73 in 2000. Comparable hotel pro forma REVPAR decreased $1.16 or 2.3% to $49.50 in 2001 from $50.66 in 2000.

The franchise, central Services and development revenues decreased $0.4 million or 11.8% to $3.2 million in 2001 from $3.6 million in 2000. The revenue decline is primarily related to a decrease in fee income from central purchasing services for franchised and third party owned hotels.

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

Direct Expenses
Direct expenses decreased $6.1 million, or 6%, to $94.7 million in 2001 from $100.8 million in 2000, primarily due to gain on asset disposition and insurance proceeds, and the decrease in the number of hotel guests served and enhanced cost controls in the company owned hotels, partially offset by the increased costs of increased transaction and sales by the TicketsWest division. This represents a decrease in direct operating expenses as a percentage of total revenues to 79% in 2001 from 80% in 2000. The increase in direct operating expense percentages is primarily attributed to decreased hotel revenues and increased depreciation for improvements placed in service during 2001.

Undistributed Corporate Expenses
Undistributed corporate operating expenses increased $0.2 million or 14%, to $1.9 million in 2001 from $1.7 million in 2000. Total undistributed corporate operating expenses as a percentage of total revenues increased 0.3% to 1.6% in 2001 from 1.3% in 2000.

Operating income increased $692 thousand, or 3%, to $24.0 million in 2001 from $23.4 million in 2000. As a percentage of total revenues, operating income increased to 20% in 2001 from 19% in 2000. This increase is primarily due to the gain on asset dispositions and insurance settlement. The insurance settlement related to the insurance recoveries in excess of the net book value of the assets which were destroyed in the fire at one of the Company's commercial office buildings.

Interest Expense
Interest expense decreased $2.6 million, or 18%, to $12.1 million in 2001 from $14.7 million in 2000. This decrease is primarily related to lower interest rates charged on the Company's variable rate debt, reduced borrowing due to debt repayments made by the Company, and the lower borrowing cost of long term fixed rate debt implemented during 2001.

Income Taxes
Income tax expense increased 36%, to $4.5 million in 2001 from $3.3 million in 2000, due to the increase in income before taxes. The effective income tax provision rate was 37% for 2001 and 36% for 2000.

Net Income
Net income increased $1.8 million, or 30%, to $7.6 million in 2001 from $5.8 million in 2000.

Earnings Per Share
Basic and diluted earnings per share increased approximately 31% to $.59 in 2001 from $.45 in 2000.

OTHER MATTERS
New Accounting Pronouncements
In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which amends SFAS No. 19. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The requirements of this statement must be implemented for fiscal years beginning after June 15, 2002; however, early adoption is encouraged. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

The FASB also issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The adoption of this statement on January 1, 2002 did not have a material effect on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS No. 145 that amend SFAS No. 13 are effective for transactions occurring after May 15, 2002 with all other provisions of SFAS No. 145 being required to be adopted by the Company on January 1, 2003. The adoption of SFAS No. 145 in 2003 has not had a material impact on the Company's consolidated financial statements.

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

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Management currently believes that the adoption of SFAS No. 148 will not have a material impact on the financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without consideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 will not have a material effect on the consolidated financial statements and will be applied prospectively.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 will not have a material effect on the consolidated financial statements.

Inflation
Inflation has been moderate in recent years, as measured by fluctuations in the Consumer Price Index, and has not had a significant impact on the Company's business.

Safe Harbor for Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The Company is including the following cautionary statement to make applicable, and to take advantage of, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, projections of future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions). Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of words such as, but not limited to, "will," "anticipates," "seeks to," "estimates," "expects," "intends," "plans," "predicts," and similar expressions, but the absence of these words does not mean a statement is not forward-looking. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.

Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expressed. Such risks and uncertainties include, among others:

o magnitude and duration of war, international conflicts, economic cycles, including fluctuations in regional economic conditions and seasonality of lodging industry
o actual and threatened terrorist attacks and international conflicts, and their impacts on travel
o changes in future demand and supply for hotel rooms
o competitive conditions in the lodging industry
o relationships with franchisees and properties
o changes in energy, healthcare, insurance and other operating expenses
o impact of government regulations
o ability to obtain financing through debt and/or equity issuance
o ability to sell non-core assets
o ability to locate lessees for rental property and managing and leasing properties owned by third parties
o dependency upon the ability and experience of executive officers and ability to retain or replace such officers

The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that the Company's expectations, beliefs or projections will be achieved or accomplished. Furthermore, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the Company's business or the extent to which any such factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following tables summarize the financial instruments held by the Company at December 31, 2002 and 2001, which are sensitive to changes in interest rates. At December 31, 2002, approximately 40.2% of the Company's debt and capital lease obligations are subject to changes in market interest rates and are sensitive to those changes.

The following table presents principal cash flows for debt and capital leases outstanding at December 31, 2002, by maturity date and the related average interest rate (in thousands).

                                                Outstanding Debt and Capital Lease Obligations
                               2003       2004        2005        2006        2007     There-after   Total       Fair Value
Note payable to bank (a)     $52,100       $ -         $ -         $ -         $ -         $ -       $52,100     $52,100
Long-term debt:
   Fixed rate                  4,044     2,985       6,832       3,069       3,298       74,222       94,450      94,450
   Weighted-average
     interest rate             7.78%     7.80%       7.81%       7.81%       7.83%        7.85%
   Variable rate                 845       893         949       1,012         702        7,244       11,645      11,645
   Weighted-average
     interest rate             5.48%     5.47%       5.47%       5.46%       5.45%        5.41%
Capital lease obligations        268         -           -           -           -            -          268         268
   Weighted-average
     interest rate             8.58%       - %         - %         - %         - %          - %

(a) The interest rate on the note payable is based on LIBOR plus a variable interest margin based on the Company's funded debt ratio. The interest margin can vary from 205 - 350 basis points. At December 31, 2002, the interest margin was 275 basis points.

The following table presents principal cash flows for debt and capital leases outstanding at December 31, 2001, by maturity date and the related average interest rate (in thousands).

                                                Outstanding Debt and Capital Lease Obligations
                                2002        2003      2004      2005     2006      There-after     Total     Fair Value
Note payable to bank (a)         $ -      $54,250      $ -        $ -      $ -           $ -      $54,250     $54,250
Long-term debt:
   Fixed rate                  2,861        4,586    2,869      6,742    2,967        80,365      100,390     100,390
   Weighted-average
     interest rate             7.66%        7.67%    7.69%      7.70%    7.71%         7.73%
   Variable rate                 892          953    1,032      1,113    1,202        11,448       16,640      16,640
   Weighted-average
     interest rate             6.99%        7.02%    7.04%      7.06%    7.09%         7.13%
Capital lease  obligations       384          268        -          -        -             -          652         652
   Weighted-average
     interest rate             8.23%        8.59%      - %        - %      - %           - %

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

Selected Quarterly Data
                                                   Unaudited - dollars in thousands except per share amounts
                                                          First         Second         Third         Fourth
                                                         Quarter        Quarter       Quarter        Quarter

2002
     Revenues                                            $42,469        $51,623       $55,685        $44,394
     Operating income                                      4,574          8,426         9,419            262
     Income (loss) before income tax                       1,654          5,842         6,971        (2,091)
     Net income (loss)                                     1,070          3,780         4,510        (1,353)
     Earnings (loss) per common share - Basic               0.03           0.24          0.30         (0.15)
     Earnings (loss) per common share - Diluted             0.03           0.24          0.29         (0.15)

2001
     Revenues                                            $28,152        $32,418       $33,844        $26,219
     Operating income                                      3,307          6,495         7,263          1,912
     Income (loss) before tax                                676          4,555         2,924          (553)
     Net income (loss)                                       676          4,532         2,924          (553)
     Earnings (loss) per common share - Basic & Diluted     0.05           0.35          0.23         (0.04)

Report of Independent Certified Public Accountants

The Board of Directors and Stockholders
WestCoast Hospitality Corporation
Spokane, Washington

We have audited the accompanying consolidated balance sheets of WestCoast Hospitality Corporation and its subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WestCoast Hospitality Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

BDO Seidman, LLP

February  5, 2003
Spokane, Washington

Report of Independent Accountants

The Board of Directors and Stockholders
WestCoast Hospitality Corporation

In our opinion, the consolidated statements of income, of changes in stockholders' equity and of cash flows for the year ended December 31, 2000 present fairly, in all material respects, the results of operations and cash flows of WestCoast Hospitality Corporation and its subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Portland, Oregon
February 1, 2001

WestCoast Hospitality Corporation
Consolidated Balance Sheets
December 31, 2002 and 2001
(in thousands, except share data)

                                                                        2002                2001
Assets:
    Current assets:
      Cash and cash equivalents                                   $     2,701         $     5,735
      Accounts receivable, net                                          9,559               9,101
      Inventories                                                       2,040               2,380
      Assets held for sale                                             34,408              21,403
      Prepaid expenses and other                                        2,693               1,410
                                                                ------------------  ------------------
             Total current assets                                      51,401              40,029
                                                                ------------------  ------------------
    Property and equipment, net                                       241,255             257,656
    Goodwill                                                           28,042              28,042
    Other intangible assets, net                                       15,188              16,518
    Other assets, net                                                  20,824              17,404
                                                                ------------------  ------------------
             Total assets                                        $    356,710        $    359,649
                                                                ==================  ==================

Liabilities:
    Current liabilities:
      Accounts payable                                           $      6,773        $     4,756
      Accrued payroll and related benefits                              6,173              6,866
      Accrued interest payable                                            695                777
      Income taxes payable                                                  -                822
      Advanced deposits                                                   198              1,542
      Other accrued expenses                                            8,494              7,039
      Notes payable to bank                                            52,100                  -
      Long-term debt, due within one year                               4,889              3,753
      Capital lease obligations, due within one year                      268                384
                                                                ------------------  ------------------
             Total current liabilities                                 79,590              25,939
                                                                ------------------  ------------------
    Long-term debt, due after one year                                101,206             113,277
    Notes payable to bank                                                   -              54,250
    Capital lease obligations, due after one year                           -                 268
    Deferred income                                                     2,626                   -
    Deferred income taxes                                              16,261              14,160
    Minority interest in partnerships                                   2,911               2,940
                                                                ------------------  ------------------
             Total liabilities                                        202,594             210,834
                                                                ------------------  ------------------

Commitments and contingencies (Notes 3, 14 and 15)

Stockholders' equity:
    Preferred stock - 5,000,000 shares authorized; $0.01 par value;
    $50 per share liquidation value:
      Class A - 301,315 and 303,771 shares issued and outstanding           3                   3
      Class B - 301,315 and 303,771 shares issued and outstanding           3                   3
    Additional paid-in capital, preferred stock                        30,125              30,371
    Common stock - 50,000,000 shares authorized; $0.01 par value;
      12,981,878 and 12,959,700 shares issued and outstanding             130                 130
    Additional paid-in capital, common stock                           84,083              83,966
    Retained earnings                                                  39,772              34,342
                                                                ------------------  ------------------
             Total stockholders' equity                               154,116             148,815
                                                                ------------------  ------------------
             Total liabilities and stockholders' equity          $    356,710        $    359,649
                                                                ==================  ==================

The accompanying notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation
Consolidated Statements of Income
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands, except per share data)

                                                                         2002               2001              2000
Revenues:
    Hotels and Restaurants                                            $ 173,320          $  99,495         $ 106,540
    Franchise, Central Services and Development                           4,137              3,213             3,643
    TicketsWest                                                           7,430              7,497             5,705
    Real Estate Division                                                  9,001             10,114             9,540
    Corporate Services                                                      283                314               378
                                                                     ----------------   ----------------  ----------------
           Total revenues                                               194,171            120,633           125,806
                                                                     ----------------   ----------------  ----------------
Operating expenses:
    Direct:
      Hotels and Restaurants                                            148,675             74,560            78,626
      Franchise, Central Services and Development                         1,990              1,796             1,207
      TicketsWest                                                         6,343              7,258             5,702
      Real Estate Division                                                4,778              4,734             4,378
      Corporate Services                                                    222                183               227
      Depreciation and amortization                                      10,517             10,323             9,578
      Amortization of goodwill                                                -                855               874
      Gain on asset dispositions including recoveries                   (3,166)            (5,103)              (52)
      Conversion expense                                                     14                 85               246
                                                                     ----------------   ----------------  ----------------
           Total direct expenses                                        169,373             94,691           100,786
    Undistributed corporate expenses                                      2,117              1,896             1,666
                                                                     ----------------   ----------------  ----------------
           Total expenses                                               171,490             96,587           102,452
                                                                     ----------------   ----------------  ----------------
Operating income                                                         22,681             24,046            23,354
Other income (expense):
    Interest expense, net of amounts capitalized                       (10,717)           (12,092)          (14,660)
    Interest income                                                         372                247               315
    Other income                                                             20                  -               134
    Equity in investments                                                    28                 92               100
    Minority interest in partnerships                                       (8)              (188)             (116)
                                                                     ----------------   ----------------  ----------------
Income before income taxes                                               12,376             12,105             9,127
Income tax provision                                                      4,369              4,503             3,306
                                                                     ----------------   ----------------  ----------------
Income before extraordinary item                                          8,007              7,602             5,821
Extraordinary item, net of tax benefit                                        -                (23)                -
                                                                     ----------------   ----------------  ----------------
Net income                                                                8,007              7,579             5,821
Preferred stock dividend                                                (2,577)                 -                 -
                                                                     ----------------   ----------------  ----------------
Income applicable to common shareholders                               $  5,430           $  7,579          $  5,821
                                                                     ================   ================  ================

WestCoast Hospitality Corporation
Consolidated Statements of Income, Continued
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands, except per share data)

                                                                         2002          2001           2000

Earnings per common share:
    Income per common share before extraordinary item                  $ 0.42        $ 0.59          $ 0.45
    Extraordinary item                                                      -             -               -
                                                                    ------------    ------------    ----------
    Earnings per share - basic                                         $ 0.42        $ 0.59          $ 0.45
                                                                    ============    ============    ==========
    Earnings per share - diluted                                       $ 0.41        $ 0.59          $ 0.45
                                                                    ============    ============    ==========

Weighted-average shares outstanding - basic                            12,975        12,953          12,941
                                                                    ============    ============    ==========
Weighted-average shares outstanding - diluted                          13,285        13,239          13,237
                                                                    ============    ============    ==========

The accompanying notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands, except share data)

                                            Preferred Stock                           Common Stock
                                  -----------------------------------   --------------------------------------
                                                       Additional                                  Additional
                                                        Paid-In                                      Paid-In      Retained
                                  Shares     Amount     Capital          Shares        Amount        Capital      Earnings

Balances, January 1, 2000           -         $ -        $ -          12,925,276       $ 129        $ 83,761      $ 20,942
    Net income                                                                                                       5,821
    Stock issued under employee
      stock purchase plan                                                 26,429                         175
    Stock issued to directors                                              1,578                          12
    Retirement of stock                                                 (20,177)                       (103)
                                ----------------------------------------------------------------------------------------------
Balances, December 31, 2000         -           -          -          12,933,106         129          83,845       26,763
    Net income                                                                                                      7,579
    Stock issued under employee
      stock purchase plan                                                 24,139           1             106
    Stock issued for acquisition
      of subsidiaries            607,542        6         30,371
    Stock issued to directors                                              2,455                          15
                                ----------------------------------------------------------------------------------------------
Balances, December 31, 2001      607,542        6         30,371      12,959,700         130          83,966       34,342
    Net income                                                                                                      8,007
    Preferred stock dividends:
      Series A ($3.50 per share)                                                                                  (1,061)
      Series B ($5.00 per share)                                                                                  (1,516)
    Retirement of stock
      Series A                   (2,456)        -          (123)
      Series B                   (2,456)        -          (123)
    Stock issued under employee
      stock purchase plan                                                 19,902                         102
    Stock issued to directors                                              2,276                          15
                                ----------------------------------------------------------------------------------------------
Balances, December 31, 2002      602,630      $ 6       $ 30,125      12,981,878      $ 130         $ 84,083    $ 39,772
                                ==============================================================================================
The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

WestCoast Hospitality Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands)

                                                                           2002            2001           2000
Operating activities:
    Net income                                                           $ 8,007         $ 7,579        $ 5,821
      Adjustments to reconcile net income to net cash provided
        by operating activities:
           Depreciation and amortization                                  10,517          11,178         10,452
           (Gain) loss on disposition of property and equipment          (3,166)         (1,353)            194
           Gain on insurance settlement                                        -         (3,782)              -
           Deferred income tax provision                                   1,921           2,240          1,524
           Minority interest in partnerships                                   8             188            116
           Equity in investments                                            (28)            (92)          (100)
           Extraordinary item, write-off of deferred loan fees                 -               9              -
           Compensation expense related to stock issuance                     15              15             12
           Provision for doubtful accounts                                 1,053             397            297
      Change in assets and liabilities, net of effects of
        purchase of subsidiary:
           Accounts receivable                                           (1,556)            (71)          1,019
           Inventories                                                       105             (7)           (20)
           Prepaid expenses, deposits and income taxes
             refundable                                                  (1,322)           (393)            145
           Accounts payable and income taxes payable                       1,046             129         (2,275)
           Accrued payroll and related benefits                            (693)           1,448           (571)
           Accrued interest payable                                         (82)              69            (13)
           Other accrued expenses and advance deposits                     (692)             (64)        (4,647)
                                                                        ------------    ------------   ------------
             Net cash provided by operating activities                    15,133           17,490         11,954
                                                                        ------------    ------------   ------------
Investing activities:
    Additions to property and equipment                                 (10,708)          (6,769)        (7,739)
    Proceeds from disposition of property and equipment                    1,845            1,792              -
    Cash paid for acquisition of subsidiary, net of cash received              -         (17,816)              -
    Distribution from partnership investments                                192                -              -
    Payment received on note receivable                                        -               67              -
    Other, net                                                                15            (202)            257
                                                                        ------------    ------------   ------------
               Net cash used in investing activities                     (8,656)         (22,928)        (7,482)
                                                                        ------------    ------------   ------------
Financing activities:
    Distributions to minority owners                                        (37)            (129)           (33)
    Proceeds from note payable to bank                                    10,800           21,150         15,137
    Repayment of note payable to bank                                   (12,950)         (73,400)        (9,900)
    Proceeds from long-term debt                                               -           74,400              -
    Repayment of long-term debt                                          (4,257)         (12,624)        (9,707)
    Proceeds from issuance of common stock under employee
      stock purchase plan                                                    102              107            175
    Preferred stock dividend payments                                    (1,937)                -              -
    Principal payments on capital lease obligations                        (384)            (534)          (648)
    Additions to deferred financing costs                                  (848)          (1,273)          (377)
                                                                        ------------    ------------   ------------
               Net cash provided by (used in) financing activities       (9,511)            7,697        (5,353)
                                                                        ------------    ------------   ------------
Change in cash and cash equivalents:
    Net increase (decrease) in cash and cash equivalents                 (3,034)            2,259          (881)
    Cash and cash equivalents at beginning of year                         5,735            3,476          4,357
                                                                        ------------    ------------   ------------
    Cash and cash equivalents at end of year                             $ 2,701          $ 5,735        $ 3,476
                                                                        ============    ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation
Consolidated Statements of Cash Flows, Continued
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands)

                                                                           2002            2001           2000

Supplemental disclosure of cash flow information:
    Cash paid during year for:
      Interest (net of amount capitalized)                              $ 10,799        $ 12,023       $ 14,673
      Income taxes                                                      $  4,376        $  1,424       $  1,791

    Noncash investing and financing activities:
      Addition of note receivable on sale of building                   $  2,607        $      -       $      -
      Investment in real estate venture exchanged for property          $  1,194        $      -       $      -
      Assignment of debt to purchaser of building                       $  7,198        $      -       $      -
      Preferred stock dividends declared                                $  2,577        $      -       $      -
      Retirement of preferred stock for refund of contracts             $  (246)        $      -       $      -
      Note payable for real estate                                      $    520        $      -       $      -
      Assumption of capital leases                                      $      -        $      -       $    108
      Acquisitions of property through debt, liabilities or
        reduction of note receivable                                    $      -        $      -       $    602
      Issuance of stock for acquisition of subsidiary                   $      -        $ 30,377       $      -
      Redemption of stock for satisfaction of receivable                $      -        $      -       $    103

WestCoast Hospitality Corporation
Notes to Financial Statements

1. Organization

WestCoast Hospitality Corporation (the "Company") is primarily engaged in the ownership, management, development, and franchising of mid scale, full service hotels. As of December 31, 2002, the system contained 86 properties in 15 states, totaling over 15,000 rooms and over 717,000 square feet of meeting space. The Company owned an interest in and operated 29 hotels, leased 14 hotels, managed seven hotels owned by others and franchised 36 hotels owned and operated by third parties at December 31, 2002. The Company's hotel brands include WestCoast(R) and RedLion(R). All properties are located in the United States.

The Company is also engaged in activities related or supplementary to the operation of hotels. These activities include computerized ticketing services and presenting entertainment productions through its TicketsWest division and owning, leasing, developing and/or managing commercial and residential properties through its G&B Real Estate division.

The Company was incorporated in the State of Washington on April 25, 1978. A substantial portion of the Company's assets are held in WestCoast Hospitality Limited Partnership ("WHLP"). WHLP was formed in the State of Delaware on October 23, 1997. The Company is the sole general partner and approximately 98% owner of WHLP and manages its operations.

The consolidated financial statements include the accounts of WestCoast Hospitality Corporation, its wholly owned subsidiaries, its general and limited partnership interest in WHLP, a 50% interest in a limited partnership and its equity basis investment in two limited partnerships. All of these entities are collectively referred to as "the Company" or "WestCoast". All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents
Cash equivalents consist of short-term, highly liquid investments with remaining maturities at time of purchase of three months or less. The Company places its cash with high credit quality institutions. At times, cash balances may be in excess of federal insurance limits.

The Company maintains several trust accounts for owners of real properties which it manages. These cash accounts are not owned by the Company and therefore, are not included in the consolidated financial statements. At December 31, 2002 and 2001, these accounts totaled approximately $2,140,000 and $1,753,000 respectively.

At December 31, 2002 and December 31, 2001, $1.9 million and $1.1 million, respectively was reserved for the future payment of insurance, furniture and fixtures and personal taxes for four specific hotel properties in accordance with bank debt requirements.

Allowance for Doubtful Accounts
The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible and those accounts that are past due beyond a certain date. If actual collections experience changes, revisions to the allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

The following schedule summarizes the activity in the allowance account for trade accounts receivable for the past three years (in thousands):

                                                       2002              2001             2000

    Balance, beginning of year                      $   420            $   49          $   141
    Additions to allowance                            1,053               397              297
    Addtions due to acquisitions                          -               181                -
    Deductions, net of recoveries                     (886)             (207)            (389)
                                                 ----------------  ---------------- ----------------
    Balance, end of year                            $   587            $  420          $    49
                                                 ================  ================ ================

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

In order to qualify as an asset held for sale in accordance with SFAS 144, the asset is expected to qualify for recognition as a completed sale within one year unless during the one year period, circumstances arise that previously were considered unlikely and, as a result a long-lived asset previously classified as held for sale is not sold by the end of that period and (1) during the initial one year period the Company initiated actions necessary to respond to the change in circumstances, (2) the asset is being actively marketed at a price that is reasonable given the change in circumstances.

Property and Equipment
Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the lesser of the estimated useful lives of the related assets or the lease term as follows:

        Buildings                                 25-40 years
        Equipment                                 3-20 years
        Furniture and fixtures                    5-15 years
        Landscaping and land improvements         15 years

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

Interest Capitalization
The Company capitalizes interest costs during the construction period for qualifying assets. During the years ended December 31, 2002, 2001, and 2000, the Company capitalized approximately $84,000, $253,000 and $468,000 of interest costs, respectively.

Brand Name, Goodwill and Other Intangible Assets
Brand name and goodwill are indefinite life intangible assets attributable to the purchase prices of acquisitions, which were in excess of the estimated fair values of net tangible and identifiable intangible assets acquired. Through December 31, 2001 these assets were being amortized over 20 to 40 years.

Other intangible assets include lease, management and franchise contracts. The costs of these contracts are amortized over the weighted-average remaining term of approximately nine years. At December 31, 2002, the cost and accumulated amortization of these contracts was $10.4 million and $2.1 million, respectively. At December 31, 2001, the cost and accumulated amortization of these contracts was $10.9 and $1.3 million, respectively. Amortization expense related to these contracts for the years ended December 31, 2002, 2001 and 2000 was approximately $860,000, $649,000 and $631,000 respectively.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. The Company evaluated the goodwill, finite and indefinite life of intangible assets and determined that there was no impairment during 2002.

The adoption of SFAS No. 142 on January 1, 2002, resulted in the elimination of goodwill amortization of $855,000 for the year ended December 31, 2002. Accumulated amortization at December 31, 2002 and 2001 remained the same at approximately $2,079,000 since during 2002 there was no additional amortization.

Net income and earnings per share adjusted for goodwill amortization for 2001 and 2000 compared to fiscal 2002 is as follows (in thousands):

                                                      2002        2001         2000

Reported net income to common shareholders         $ 5,430     $ 7,579      $ 5,821
Add back:  goodwill amortization, net of tax             -         537          542
                                                   ----------  ----------  ---------
     Adjusted net income to
     common shareholders                           $ 5,430     $ 8,116      $ 6,363
                                                   ==========  ==========  =========
Basic earnings per share:
     Reported net income                           $  0.42     $  0.59      $  0.45
     Goodwill amortization                               -        0.04         0.04
                                                   ----------  ----------  ---------
     Adjusted earnings per share-basic             $  0.42     $  0.63      $  0.49
                                                   ==========  ==========  =========

Diluted earnings per share:
     Reported net income                           $  0.41     $  0.59      $  0.45
     Goodwill amortization                               -        0.04         0.04
                                                   ----------  ----------  ---------
     Adjusted earnings per share-diluted           $  0.41     $  0.63      $  0.49

As of December 31, 2002, a summary of goodwill and other intangible assets is as follows (in thousands):

                                                                          Accumulated
                                                        Cost             Amortization           Net
                                                -----------------------------------------------------------

      Goodwill                                       $ 28,042                (a)             $ 28,042

      Intangible assets:
       Management and franchise contracts            $  6,007          $ (1,978)             $  4,029
       Other intangible assets                             66               (17)                   49
       Lease contracts                                  4,332              (144)                4,188
       Brand name                                       6,878                (a)                6,878
       Trademark                                           44                (a)                   44
                                                -----------------------------------------------------------
      Total other intangible assets                  $ 17,327          $ (2,139)             $ 15,188
                                                ===========================================================

      (a) Goodwill and intangible assets with an indefinite life are not subject to amortization.

Estimated amortization expense for intangible assets over the next five years is as follows (in thousands):

          Years Ending
          December 31,
   ---------------------------

              2003                            $     783
              2004                                  783
              2005                                  783
              2006                                  756
              2007                                  522

Goodwill attributable to each of the Company's business segments at both December 31, 2002 and 2001 is as follows (in thousands):


              TicketsWest                     $   3,161
              Franchise, Central services
                and Development                  24,427
              Hotels and Restaurants                454
                                           ------------------
              Total                           $  28,042
                                           ==================

There were no changes to goodwill during 2002

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

Other Assets
Other assets primarily includes amounts expended for deferred loan fees, purchase option payments, straight-line rental income, a minority interest in a limited liability company, investments in partnerships and a note receivable.

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

The Company's $2.6 million note receivable at December 31, 2002 bears interest at 7.36%. Monthly principal and interest is due until August 2007 when the note is due in full.

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

Revenue Recognition
Revenue is generally recognized as services are performed. Hotel and restaurant revenue primarily represent room rental and food and beverage sales from owned, leased and consolidated joint venture hotels and are recognized at the time of the hotel stay or sale of the restaurant services. Hotel and restaurant revenues also include management fees the Company earns from managing third party owned hotels. These fees totaled $1.9 million, $2.3 million and $2.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Franchise, Central Services and Development fees represent fees received in connection with the franchise of the Company's brand name as well as central purchasing, development and other fees. Franchise fees are recognized as earned in accordance with the contractual terms of the franchise agreements. Other fees are recognized when the services are provided.

Real Estate Division income represents both lease income on owned commercial and retail properties as well as property management income, development fees and leasing and sales commissions from residential and commercial properties managed by the Company, typically under long-term contracts with the property owner. Lease revenues are recognized over the period of the leases. The Company records rental income from operating leases which contain fixed escalation clauses on the straight-line method. The difference between income earned and lease payments received from the tenants is included in other assets on the consolidated balance sheets. Rental income from retail leases which is contingent upon the lessees' revenues is recorded as income in the period earned. Management fees, development fees and leasing and sales commissions are recognized as these services are performed.

TicketsWest income includes primarily earnings from ticketing and entertainment operations. Where the Company acts as an agent and receives a net fee or commission, it is recognized as revenue in the period the services are performed. When the Company is the promoter of an event and is at risk for the production, revenues and expenses are recorded in the period of the event performance.

Earnings Per Common Share
Net income per common share-basic is computed by dividing income applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Net income per common share-diluted is computed by adjusting income applicable to common shareholders by the effect of the minority interest related to Operating Partnership Units (OP Units) and increasing the weighted-average number of common shares outstanding by the effect of the OP Units and the additional common shares that would have been outstanding if the dilutive potential common shares (stock options and convertible notes) had been issued, to the extent that such issuance would be dilutive.

Stock Based Compensation
As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", the Company has chosen to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and to provide the disclosure only requirements of SFAS 123.

On December 31, 2002, the Financial Accounting Standards Board (the "FASB") amended the transition and disclosure requirements of SFAS No. 123 through the issuance of FASB Statement No. 148, Accounting for Stock-Based Compensation - Transistion and Disclosure ("SFAS No. 148"). SFAS No. 148 amends the existing disclosures to make more frequent and prominent disclosure of stock-based compensation expense beginning with financial statements for fiscal years ending after December 15, 2002.

The Company has chosen not to record compensation expense using fair value measurement provisions in the statement of income. Had compensation cost for plans been determined based on the fair value at the grant dates for awards under the plans, reported net income and income per share would have been changed to the pro forma amounts indicated below (dollars in thousands, except per share amounts):

                                                                      Year Ended December 31,
                                                               -------------------------------------
                                                                  2002        2001         2000
Reported net income applicable to common shareholders           $ 5,430    $ 7,579     $  5,821
      Add back:  Stock-based employee compensation
         expense, net of related tax effects                         10          9            8
      Deduct:  Total stock-based employee compensation
         expense determined under fair valued based
         method for all awards, net of related tax effects        (304)      (692)        (824)
                                                               -------------------------------------
      Pro forma                                                 $ 5,136    $ 6,896      $ 5,005
                                                               =====================================
      Basic earnings per share:
         Reported net income                                    $  0.42    $  0.59      $  0.45
         Stock-based employee compensation, fair value           (0.02)     (0.06)       (0.06)
                                                               -------------------------------------
      Pro forma                                                 $  0.40    $  0.53      $  0.39
                                                               =====================================
      Diluted earnings per share:
         Reported net income                                    $  0.41    $  0.59      $  0.45
         Stock-based employee compensation, fair value           (0.02)     (0.06)       (0.06)
                                                               -------------------------------------
      Pro forma                                                 $  0.39    $  0.53      $  0.39
                                                               =====================================

Advertising and Promotion
The Company generally expenses all costs associated with its advertising and promotional efforts as incurred. During the years ending December 31, 2002, 2001 and 2000 the Company incurred $6.3 million, $2.4 million, and $2.2 million, respectively of advertising expenses.

Central Program Fund
Effective January 1, 2002 the Company established the WestCoast Central Program Fund (CPF), organized in accordance with the various domestic franchise agreements. The CPF is responsible for certain advertising services, frequent guest program administration, reservation services, national sales promotions and brand and revenue management services intended to increase sales and enhance the reputation of the Company and its franchise owners including the WestCoast and Red Lion branded properties.

Contributions by the Company to the CPF for owned and managed hotels and contributions by the franchisees, through the individual franchise agreements, total up to 5% of room revenue or can be based on reservation fees, frequent guest program dues and other services. While the Company administers the functions of the CPF, the net assets and transactions of the CPF are not commingled with the working capital of the Company. The net assets and transactions of the CPF are, therefore, not included in the accompanying financial statements in accordance with FASB No. 45, "Accounting for Franchise Fee Revenue".

For the year ended December 31, 2002, the Company contributed $5.7 million to the CPF with respect to its owned and managed properties, which was recognized in direct operating expenses. At December 31, 2002, the Company has a net current receivable from the CPF of approximately $223 thousand.

New Accounting Pronouncements
In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which amends SFAS No. 19. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The requirements of this statement must be implemented for fiscal years beginning after June 15, 2002; however, early adoption is encouraged. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

The FASB also issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The adoption of this statement on January 1, 2002 did not have a material effect on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS No. 145 that amend SFAS No. 13 are effective for transactions occurring after May 15, 2002 with all other provisions of SFAS No. 145 being required to be adopted by the Company on January 1, 2003. The adoption of SFAS No. 145 in 2003 has not had a material impact on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities. "SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued
operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). "SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management currently believes that the adoption of SFAS No. 146 will not have a material impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Management currently believes that the adoption of SFAS No. 148 will not have a material impact on the financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without consideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 will not have a material effect on the consolidated financial statements and will be applied prospectively.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 will not have a material effect on the consolidated financial statements.

Reclassifications
Certain prior year amounts have been reclassified to conform with the 2002 presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

3. Financial Liquidity

At December 31, 2002 the Company has a deficit working capital position of $28.8 million. This position is a direct result of the classification of $52.1 million of obligations outstanding under the Company's primary revolving credit facility with a bank as a current liability. As further discussed in Note 10, the classification is due to the anticipatory breach of certain financial covenants to be measured in June, September and December 2003.

The Company intends to refinance its revolving credit facility either with its existing lender or other lenders into non-recourse and revolving debt. Management believes that an adequate borrowing base exists to secure the necessary financing. The Company is also pursuing the sale of certain non-core real estate assets, some of which are included in assets held for sale discussed in Note 5. Management has implemented certain operational efficiencies and cost reduction plans that are expected to improve covenant ratios. These actions are intended to reduce the Company's dependence on the revolving credit facility.

The historical cash flow of the Company has been adequate to service all its normal operating needs, service all interest and regularly scheduled principal payments and capital improvements. Due to the war and the perception of a weak economy there can be no assurance that future operating performance will provide adequate cash flow for the Company's needs. The ability of the Company to improve its working capital position through the refinance of its revolving credit facility, improve operating results and dispose of non-core assets is dependent upon lending market conditions, the achievement of future operating efficiencies and the liquidity of the real estate market where the Company's assets are located. There can be no assurance that these efforts will be successful.

4. Acquisition

Effective December 31, 2001, the Company completed the purchase of Red Lion Hotels, Inc. (Red Lion) from Hilton Hotels Corporation (Hilton) including 9 owned hotels, 12 leased hotels, 4 licensed hotels and 22 franchised operating hotels. The acquisition was made to add critical mass to the Company's hotel portfolio and expand the Company's presence in additional markets. The hotels were acquired for $20,252,000 in cash, 303,771 Class A preferred shares and 303,771 Class B preferred shares for total consideration of approximately $52,600,000 including the cost of acquisition. The source of cash consideration for the transaction was the Company's available cash and advances under the Company's existing credit facility. The value of the preferred shares was determined based on its stated redemption value, as discussed in Note 11.

The acquisition of Red Lion was accounted for using the purchase method of accounting. As the acquisition occurred on the last day of the year ended December 31, 2001, the results of operations of the acquired entity are not included in the consolidated statements of income or cash flows.

The following table presents the allocation of the purchase price to the acquired assets and liabilities (in thousands):

                               Estimated allocation at      Purchase price       Final allocation at
                                  December 31, 2002           adjustments         December 31, 2002
                              -------------------------    -----------------    ----------------------
Cash                               $   2,640                 $    -                 $   2,640
Accounts receivable                    3,195                   (46)                     3,149
Prepaid expenses                         284                      -                       284
Inventories                            1,243                  (180)                     1,063
                              -------------------------    -----------------    ----------------------
   Total current assets                7,362                  (226)                     7,136

Property and equipment                35,328                    651                    35,979
Brand name                             6,879                                            6,879
Lease contracts                        4,332                                            4,332
Franchise contracts                      809                                              809
Deferred tax asset                     4,711                  (180)                     4,531
                              -------------------------    -----------------    ---------------------
   Total assets                       59,421                   245                     59,666

Accounts payable                     (1,932)                     -                    (1,932)
Other current liabilities            (4,960)                 (245)                    (5,205)
                              -------------------------    -----------------    ---------------------
   Total liabilities                 (6,892)                 (245)                    (7,137)
                              -------------------------    -----------------    ---------------------
Net assets acquired                $  52,529                 $  -                   $  52,529
                              =========================    =================    =====================

The lease and franchise contracts are being amortized over the terms of the respective agreements of 30 years and nine years, respectively.

5. Assets Held for Sale

In connection with the Company's decision in 2001 to sell non-core assets, on October 10, 2002, the Company and American Capital Group, LLC entered into a purchase and sale agreement for the WestCoast Kalispell Hotel and Kalispell Center Mall. The agreement is subject to due diligence and is scheduled to close in 2003. After the close, the WestCoast Kalispell Center Hotel will remain under the WestCoast Hospitality Corporation brand and management, while American Capital Group, LLC will oversee management for the mall. The net book value of the hotel and mall was $12.9 million at December 31, 2002.

Additionally, two office buildings owned by the Company have been marketed for sale which the Company expects to sell in 2003. The total net book value of these buildings as of December 31, 2002 of $21.5 million is classified as assets held for sale. These two buildings were initially classified as assets held for sale at December 31, 2001. At December 31, 2002, the Company's management evaluated the accounting criteria set forth in SFAS 144 and determined the assets were still appropriately classified as assets for sale.

6. Property and Equipment

Property and equipment at December 31, 2002 and 2001 is summarized as follows (in thousands):

                                                                2002              2001

    Buildings and equipment                                  $ 202,411         $ 219,729
    Furniture and fixtures                                      20,530            21,413
    Equipment acquired under capital leases                      2,342             2,796
    Landscaping and land improvements                            2,355             2,216
                                                          ----------------  ----------------
                                                               227,638           246,154
    Less accumulated depreciation and amortization            (53,302)          (56,368)
                                                          ----------------  ----------------
                                                               174,336           189,786
    Land                                                        60,012            64,387
    Construction in progress                                     6,907             3,483
                                                          ----------------  ----------------
                                                             $ 241,255         $ 257,656
                                                          ================  ================

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was approximately $8.9 million, $8.9 million, and $8.3 million, respectively.

In the first quarter of 2002, the Company entered into an agreement for the sale of an 80.1% interest in the WHC Building, while retaining the management of the building, its lease of space, and the remaining ownership interest. At the time of the sale the cost and accumulated depreciation of this building was $10.6 million and $4.0 million, respectively. The sale of the building resulted in a pre-tax gain of $5.8 million, of which $3.0 million was recognized as a gain on asset disposition in 2002. Due to retaining a partial lease of the building, a portion of the gain is being deferred over the six-year lease term. During 2002, the Company recognized $215,000 of the deferred gain. As of December 31, 2002, the total deferred gain remaining is $2.6 million.

7. Other Investments

The Company has a 6% interest in a limited liability company, which is accounted for under the cost method. Accordingly the Company's investment is increased or decreased by contributions, distributions, or impairments only.

The Company also has a 0.5% general partnership interest in one hotel property, which is accounted for under the equity method of accounting. As of March 2002, the Company also has a 19.9% interest in the WHC Building (see Note 6), which is also accounted for under the equity method of accounting. Therefore, the Company records its proportionate share of the earnings and losses of these entities in the consolidated statements of income. The Company wrote-off its 0.3% interest ($73,000) in another hotel partnership, because the primary asset was sold in November 2002.

At December  31,  2002 and 2001,  the  Company's  recorded  investment  in these investments was $2.25 million and $1.3 million, respectively. The underlying assets, liabilities and operations of these entities are not recorded in the consolidated financial statements. The Company does not share in any non-recourse debt that may be held by these entities in which equity interests are held. Summarized unaudited financial information with respect to these separate entities as of and for the years ended December 31, 2002 and 2001 are as follows (in thousands):

                                              2002                 2001
                                         -------------        --------------
  Current assets                          $    5,371           $     5,768
  Total assets                            $   25,887           $    15,852
  Current liabilities                     $    4,836           $     4,692
  Total liabilities                       $   23,620           $    20,747
  Total equity (deficit)                  $    2,078           $   (4,895)
  Revenues                                $   10,178           $     9,452
  Net income                              $    2,819           $       665

The Company has recorded income from these investments during the years ended December 31, 2002, 2001, and 2000 of $62,000, $92,000, and $100,000
respectively. Additionally the Company has recorded revenues from managing these properties of $374,000, $382,000 and $317,000 during the years ended December 31, 2002, 2001 and 2000 respectively.

8. Long-Term Debt

Long-term debt consists of mortgage notes payable and notes and contracts payable, collateralized by real property, equipment and the assignment of certain rental income. Long-term debt as of December 31, 2002 and 2001 is as follows (amounts outstanding in thousands):

                                                                                 2002               2001
Note payable in monthly installments of $276,570, including
    interest at 7.93%, through June 2011, collateralized by
    real property                                                             $ 35,429           $ 35,880
Note payable in monthly installments of $108,797, including
    interest at 8.08%, through September 2011, collateralized by
    real property                                                               13,791             13,959
Note payable in monthly installments of $91,871 including interest
    at 7.39%, through June 2011, collateralized by real property                11,101             11,372
Note payable in monthly installments of $55,817 including interest at 7.36%, through August 2007, collateralized by assignment
    of certain rental income                                                         -              7,233
Note payable in monthly installments of $52,844, including
    interest at 8.08%, through September 2011, collateralized by
    real property                                                                6,698              6,780
Note payable in monthly installments of principal and interest at
    7.00%, through January 2010 convertible into common stock of
    the Company at $15 per share                                                 5,435              6,362
Note payable in monthly installments of $47,772, including
    interest at a variable rate (4.875% at December 31, 2002 and
    6.375% at December 31, 2001), through May 2008, collateralized
    by real property                                                             6,205              6,454
Note payable in monthly installments of $46,695, including
    interest at 8.00%, through October 2011, collateralized by
    real property                                                                5,965              6,039
Industrial revenue bonds payable in monthly installments of
    $66,560 including interest at 5.90%, through October 2011,
    collateralized by real property                                              5,522              5,980
Note payable in monthly installments of $53,517, including interest
    at 8.00%, through July 2005, collateralized by real property                 4,575              4,840
Note payable in monthly installments of $45,407, including interest at a variable rate (9.00% at December 31, 2002 and 2001),
    through April 2010, collateralized by real property                          4,051              4,222
Note payable in monthly installments of $18,629, including interest at a variable rate (5.125% at December 31, 2002 and 8.25% at
    December 31, 2001), through January 2008, collateralized by
    real property                                                                2,345              2,444
Industrial revenue bonds payable in monthly installments of
    $22,917 including interest at a variable rate (5.00% at
    December 31, 2002 and 4.75% at December 31, 2001), through
    January 2007, collateralized by real property                                1,270              1,535
Note payable in monthly installments of $18,462 including interest at an index rate plus 1.50%, subject to a minimum of 9.50%
    and a maximum of 12.00% (9.50% at December 31, 2002
    and 2001), through December 2011, collateralized
    by real property                                                             1,330              1,419
Note payable in monthly installments of $10,430, including interest
    at 7.42%, through December 2003                                              1,329              1,353
Note payable in monthly installments of $8,373, including interest at a variable rate (5.06% at December 31, 2002 and 6.57% at
    December 31, 2001), through November 2009, collateralized
    by certain equipment and furniture and fixtures                                496                566
Other                                                                              553                592
                                                                         ---------------   ----------------
                                                                               106,095            117,030
Less current portion                                                           (4,889)            (3,753)
                                                                         ---------------   ----------------
      Non current portion                                                    $ 101,206          $ 113,277
                                                                         ===============   ================

Some of the above debt agreements require the Company maintain a cash reserve account for insurance, taxes, and furniture and fixture replacement. At December 31, 2002, this reserve was $1.9 million.

During the year ended December 31, 2001, the Company refinanced some of its real property by obtaining long-term debt and paying down the Company's revolving line of credit agreement (see note 10). During the year ended December 31, 2001, deferred loan fees associated with the debt repayments were charged to operations as an extraordinary item on the consolidated statements of income.

Contractual maturities for long-term debt outstanding at December 31, 2002 are summarized by year as follows (in thousands):

          Years Ending
          December 31,
     ---------------------
             2003                            $   4,889
             2004                                3,878
             2005                                7,781
             2006                                4,081
             2007                                4,000
             Thereafter                         81,466
                                           ----------------
                                             $ 106,095
                                           ================

9. Capital Lease Obligations

The Company leases certain equipment under capital leases. The imputed interest rates on the leases range from 7.06% to 8.64%. Cost and accumulated amortization of this equipment as of December 31, 2002 are approximately $2,342,000 and $1,717,000, respectively. Cost and accumulated amortization of the equipment as of December 31, 2001 are approximately $2,796,000 and $1,813,000, respectively.

The remaining minimum lease payments including interest of $277,000 are due under these leases during 2003.

10. Notes Payable to Bank

During 2001, in connection with the refinancing of certain properties under long-term debt facilities the Company's revolving credit facility was amended and reduced to $70 million. At December 31, 2002 and 2001, $52.1 million and $54.3 million, respectively was outstanding under the credit facility. Any outstanding borrowings bear interest based on the prime rate or LIBOR plus a variable interest margin. At December 31, 2002, the interest rate on outstanding borrowings ranged from 3.94% to 4.75%. At December 31, 2001, the interest rate was 4.84%. The weighted-average interest rate on outstanding borrowings was 3.97% and 4.87% at December 31, 2002 and 2001, respectively. Interest only payments are due monthly. The credit facility matures on June 30, 2005. The credit facility requires the initial payment of a 1% fee plus an annual standby fee of 0.50% in 2002, fees ranged from 0.25% to 0.50% in 2001. The credit facility is collateralized by certain properties and requires the Company to maintain certain financial ratios, minimum levels of cash flows and restricts the payment of dividends. On December 23, 2002, the debt agreement was amended and the credit facility was reduced to $58.5 million and three of the financial covenants were modified such that compliance with them shall not be required until June 30, 2003. The Company was in compliance with all required financial covenants at December 31, 2002. The entire outstanding balance at December 31, 2002 has been classified as a current liability due to anticipatory breach of some of the existing covenants in June, September and December 2003, which currently have not been waived. If the Company breaches its covenants and the breach is not waived by the lender, one of the lenders remedies under the credit facility is to call the debt due at that time. The debt agreement allows the Company to pay dividends as long as certain minimum financial ratios are maintained. At December 31, 2002 and 2001, the Company was restricted from paying any dividends on common stock.

11. Stockholders' Equity

The Articles of Incorporation of the Company authorize 50 million common shares and 5 million preferred shares. The preferred stock rights, preferences and privileges will be determined by the Board of Directors.

As discussed in Note 4, as part of the Red Lion acquisition WestCoast issued 303,771 shares of Class A Preferred Stock and 303,771 of Class B Preferred Stock on December 31, 2001. Both the Class A and Class B preferred shares have $0.01 par, a $50 stated value, and give the holder certain preferences upon any liquidation of the Company, including payment of $50 per share plus any unpaid dividends before any payment is made to common stockholders.

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

As a result of cancelled franchise agreements in 2002, 2,456 shares of Preferred Series A and B, respectively, were cancelled totaling approximately $246 thousand.

12. Income Taxes

Major components of the Company's income tax provision for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):


                        2002             2001              2000
Current:
    Federal         $  2,108          $  2,118          $  1,677
    State                160               145               105
Deferred               2,101             2,240             1,524
                  ---------------  ----------------  ----------------
                    $  4,369          $  4,503          $  3,306
                  ===============  ================  ================

The income tax provisions shown in the consolidated statements of income differ from the amounts calculated using the federal statutory rate applied to income before income taxes as follows (in thousands):

                                             2002                   2001                    2000
                                   ----------------------- ----------------------- -------------------------
                                     Amount        %         Amount         %         Amount         %
                                   ----------- ----------- -----------  ----------   ----------  -----------
Provision at federal
    statutory rate                  $ 4,208       34.0      $ 4,116         34.0      $ 3,103       34.0
Effect of tax credits                 (186)      (1.5)         (68)        (0.6)         (77)      (0.9)
State taxes, net of
    federal benefit                     106        0.9           96          0.8           69        0.8
Goodwill amortization                     -          -          261          2.2          262        2.9
Other                                   241        1.9           98          0.8         (51)      (0.6)
                                   ----------- ----------- -----------  ----------   ----------  -----------
                                    $ 4,369       35.3      $ 4,503         37.2      $ 3,306       36.2
                                   =========== =========== ===========  ==========   ==========  ===========

Components of the net deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows (in thousands):

                                                 2002                                2001
                                    ---------------------------------  --------------------------------
                                          Assets      Liabilities            Assets      Liabilities
                                    --------------  -----------------  --------------  ----------------
Property and equipment                  $    -         $ 12,434            $    -         $ 10,162
Rental income                                -              606                 -              660
Management contracts                         -            1,399                 -            1,536
Brand name                                   -            2,463                 -            2,463
Other                                      641                -               661                -
                                    --------------  -----------------  --------------  ----------------
                                        $  641         $ 16,902            $  661         $ 14,821
                                    ==============  =================  ==============  ================

13. Operating Lease Income

The Company leases shopping mall space to various tenants over terms ranging from one to ten years. The leases generally provide for fixed minimum monthly rent as well as tenants' payments for their pro rata share of taxes and insurance, common area maintenance and expenses associated with the shopping mall. In addition, the Company leases commercial office space over terms ranging from one to eighteen years. The cost and accumulated depreciation of these properties at December 31, 2002 was approximately $29,807,000 and $8,313,000, respectively. The cost and accumulated depreciation of the commercial office properties at December 31, 2001 was approximately $29,635,000 and $8,313,000, respectively. In March 2002, the Company sold one of these properties with a cost and accumulated depreciation of $10.6 million and $4.0 million, respectively (see note 6).

Future minimum lease income under existing noncancellable leases as of December 31, 2002 including properties held for sale, is as follows (in thousands):

         Years Ending
         December 31,
-----------------------------
            2003                           $  6,158
            2004                              5,955
            2005                              4,753
            2006                              3,838
            2007                              3,186
            Thereafter                        6,731
                                          -------------
                                           $ 30,621
                                          =============

Rental income for the years ended December 31, 2002, 2001 and 2000 was approximately $8,000,000, $9,301,000 and $8,896,000 respectively, which included contingent rents of approximately $155,000, $174,000 and $200,000, respectively.

14. Operating Lease Commitments

The Company has various operating leases, the most significant are:

In October 1997, the Company began operating a hotel in Yakima, Washington under an operating lease and purchase option agreement. The lease agreement is for a period of 15 years with two five-year renewal options. The Company pays all operating costs of the hotel plus monthly lease payments of $35,000 through September 2003. Commencing October 2003, the monthly lease requirement will be $52,083 and monthly payments shall increase by $5,208 each year thereafter. The Company agreed to a $1.0 million option payment which allows the purchase of this hotel at a fixed price. One-half of this option payment was paid in cash and the remaining $500,000 was paid in August 2002. The option is exercisable by the Company between March and September 2003 for a total purchase price of $6,250,000. If the Company exercises its purchase option, the option payments made by the Company will be applied against the total purchase price.

The Company began operating a hotel in Bellevue, Washington in January 2000 with an operating lease and purchase option agreement. The lease agreement expires on December 31, 2003. The Company pays monthly lease payments of $27,951 plus "additional rent" as defined in the agreement. Additional rent includes hotel operating and other costs. The purchase option is exercisable from July 2002 through January 31, 2004 at the Company's option. The total purchase price of the hotel under option is $12 million.

At December 31, 2001, the Company assumed a master lease agreement which covered 17 hotel properties including 12 which were part of the Red Lion acquisition. The Company has entered into a sublease with Doubletree DTWC Corporation whereby Doubletree DTWC Corporation will sublease 5 of these hotel properties from the Company. The master lease agreement requires minimum monthly payments of $1.25 million plus contingent rents based on gross receipts from the 17 hotels. The lease agreement expires in December 2020, but the Company has the option to extend the term for three additional 5 year terms.

Assuming the Company exercises its purchase options for the Bellevue hotel in December 2003 and the Yakima hotel in September 2003, total payments due under all of the Company's leases at December 31, 2002 are as follows (in thousands):

         Years Ending
         December 31,
----------------------------
            2003                        $   7,113
            2004                            5,663
            2005                            5,663
            2006                            5,663
            2007                            5,663
            Thereafter                     74,188
                                      ----------------
                                        $ 103,953
                                      ================

The above amounts are net of $9.9 million of sublease income annually through 2020.

Total rent expense net of sublease income under the leases for the years ended December 31, 2002, 2001, and 2000 was $7,662,000, $1,816,000 and $1,816,000,
respectively.

15. Related-Party Transactions

The Company had the following transactions with related parties:

o The Company recorded management fee and other income of approximately $129,000, $154,000 and $145,000 during the years ended December 31, 2002, 2001 and 2000, respectively, for performing management and administrative functions for entities which are owned by key stockholders and management of the Company. The net assets and transactions of these entities are excluded from the Company's consolidated financial statements.

o The Company received commissions for real estate sales from entities which are owned or partially owned by key stockholders and management of the Company totaling $54,000, $109,000 and $110,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The net assets and transactions of these entities are excluded from the Company's consolidated financial statements.

o During 2002, 2001, and 2000, the Company held certain cash and investment accounts in a bank and had notes payable to the same bank. The bank's chairman and chief executive officer is a director of the Company. At December 31, 2002 and 2001, total cash and investments of approximately $3,496,000 and $466,000, respectively, and a note payable totaling approximately $5,522,000 and $5,980,000, respectively, were outstanding with this bank. Total interest income of $7,000, $18,000 and $41,000, respectively, and interest expense of $174,000, $367,000 and $391,000, respectively, was recorded related to this bank during the years ended December 31, 2002, 2001 and 2000. Additionally, the Company is the real estate manager for the bank's corporate office building. During the years ended December 31, 2002, 2001 and 2000, the Company recognized management fee income of $117,000, $114,000 and $111,000, respectively.

o For the year ending December 31, 2002, the Company received $51,000 in management fees and $24,000 in leasing fees from the WHC building, which as of March 2002, the Company owns a 19.9% interest in the building.

16. Employee Benefit and Stock Plans

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

       Stock Price               Percent of Option
        Increase                  Shares Vested
--------------------------------------------------------------
          25%                          25%
          50%                          50%
          75%                          75%
         100%                         100%

Stock option transactions are summarized as follows:

                                         Number          Weighted-Average    Exercise Price       Expiration
                                       of Shares         Exercise Price        Per Share             Date
                                     ------------      -------------------  -----------------   --------------
Balance, December 31, 1999              977,749             $ 14.30           $ 7.50-15.00         2008-2009
    Options granted                     109,395                9.18             8.31-15.00            2010
    Options forfeited                  (89,319)               14.21            10.94-15.00
                                     ------------

Balance, December 31, 2000              997,825               13.75             7.50-15.00         2008-2010
    Options granted                     360,785                6.07                   6.07            2011
    Options forfeited                  (81,991)               13.89             8.31-15.00
                                     -------------

Balance, December 31, 2001            1,276,619               11.57             6.07-15.00         2008-2011
    Options granted                       6,500                7.67              7.50-7.95                2012
    Options forfeited                 (173,563)               10.67             6.07-15.00
    Options cancelled                 (571,661)               15.00                  15.00
                                     -------------      ------------------  -----------------
Balance, December 31, 2002              537,895              $ 8.29           $ 6.07-15.00         2008-2012
                                     =============      ==================  =================

Remaining options available for grant at December 31, 2002 were 862,105. At December 31, 2002 and 2001, options totaling 40,773 and 27,000 respectively are exercisable at a weighted average exercise price of $15.00.

In July 2002, the Company offered eligible option holders the opportunity to exchange certain options for new options. The new options offered were issued at fair market value of the stock on or after the first business day that is six months and one day after the date the original options were cancelled in the exchange. On July 31, 2002, 571,661 options were cancelled pursuant to the terms of the offer. In February 2003, the Company granted 261,251 new non-qualified options. There was no impact on the Company's financial condition and results of operations in 2002 as a result of this transaction.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used for grants in 2002, 2001 and 2000:

                                                2002        2001       2000
        Dividend yield                           0%          0%         0%
        Expected volatility                     25%         22%        33%
        Risk free interest rates              4.60%       4.07%      5.71%
        Expected option lives               4 years     4 years    4 years

The weighted-average life of options outstanding at December 31, 2002 was 7.83 years. The weighted-average fair value of all options granted during 2002, 2001 and 2000 was $2.17, $1.37 and $4.12 per share, respectively. The weighted-average fair value and exercise price for options granted at market value and for those options granted above market value on the date of grant in 2002, 2001 and 2000 are as follows:

                                                  Weighted-Average                  Weighted-Average
                                                    Fair Value                       Exercise Price
                                         --------------------------------  ----------------------------------
                                           2002       2001        2000       2002       2001        2000
                                         ---------  ---------   ---------  ---------  ---------   ---------
Options granted at market price            $ 2.17     $ 1.37      $ 4.32     $ 7.67     $ 6.07     $  8.31

Options granted above market price         $    -     $    -      $ 2.76     $    -     $    -     $ 15.00

In connection with the Company's initial public offering in 1998, the Company also granted 55,000 restricted shares of common stock to certain members of senior management. Twenty percent of these shares were issued in 1998 and 1999. Twenty percent were to be issued in each subsequent year provided such employee was an employee of the Company at that time. Management stock grants in 2002, 2001 and 2000 were canceled and paid in cash. The Company recorded compensation expense of approximately $80,000, $56,000 and $55,000 during the years ended December 31, 2002, 2001 and 2000, respectively, associated with these grants.

Employee Stock Purchase Plan
In 1998, the Company adopted the Employee Stock Purchase Plan to assist employees of the Company in acquiring a stock ownership interest in the Company. A maximum of 300,000 shares of common stock is reserved for issuance under this plan. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions. No employee may purchase more than $25,000 worth of common stock under this plan in any calendar year. During the years ended December 31, 2002, 2001 and 2000, 19,902, 24,139 and 26,429 shares were purchased under this plan for approximately $102,000, $107,000 and $175,000, respectively.

Defined Contribution Plan
The Company and employees contribute to the WestCoast Hospitality Corporation Amended and Restated Retirement and Savings Plan. The defined contribution plan was created for the benefit of substantially all employees of the Company. The Company makes contributions of up to 3% of an employee's compensation based on a vesting schedule and eligibility requirements set forth in the plan document. Company contributions to the plan for the years ended December 31, 2002, 2001 and 2000 were approximately $435,000, $225,000 and $240,000, respectively.

17. Fair Value of Financial Instruments

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

The estimated fair values of financial instruments at December 31, 2002 and 2001 are as follows (in thousands):

                                                        2002                            2001
                                           ------------------------------  ------------------------------
                                             Carrying         Fair           Carrying         Fair
                                              Amount          Value           Amount          Value
Financial assets:
    Cash and cash equivalents                $   2,701       $   2,701      $   5,735       $   5,735
    Accounts receivable                      $   9,559       $   9,559      $   9,101       $   9,101

Financial liabilities:
    Current liabilities, excluding debt      $  22,333       $  22,333      $  21,802       $  21,802
    Notes payable to bank                    $  52,100       $  52,100      $  54,250       $  54,250
    Long-term debt                           $ 106,095       $ 106,095      $ 117,030       $ 117,030
    Capital lease obligations                $     268       $     268      $     652       $     652

18. Business Segments

The Company has four operating segments: (1) Hotels and Restaurants; (2) TicketsWest; (3) Real Estate Division and (4) Franchise, Central Services and Development. Due to the timing of the Red Lion acquisition on December 31, 2001, identifiable assets and capital expenditures related to this acquisition are reported at December 31, 2001. However, no operations were reported until 2002. Corporate services and other consists primarily of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment.

TicketsWest had significant inter-segment revenues which were eliminated in the consolidated financial statements. Management reviews and evaluates the operations of TicketsWest including the inter-segment revenues. Therefore, the total revenues, including inter-segment revenues are included in the segment information below. Management reviews and evaluates the operating segments exclusive of interest expense. Therefore, interest expense in not allocated to the segments.

Selected information with respect to the segments is as follows for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                            2002               2001              2000
                                                       ----------------   ----------------  ----------------
Revenues:
    Hotels and Restaurants                              $   173,320         $   99,495       $   106,540
    Franchise, Central Services and Development               4,137              3,213             3,643
    TicketsWest                                               7,551              8,539             6,908
      Less:  inter-segment revenues                           (121)            (1,042)           (1,203)
    Real Estate Division                                      9,001             10,114             9,540
    Corporate Services and other                                283                314               378
                                                       ----------------   ----------------  ----------------
                                                        $   194,171        $   120,633       $   125,806
                                                       ================   ================  ================
Operating income (loss):
    Hotels and Restaurants                              $    15,921        $    16,738       $    20,105
    Franchise, Central Services and Development               1,810              6,115             2,035
    TicketsWest                                                 768              (237)             (407)
    Real Estate Division                                      7,098              3,954             3,845
    Corporate Services and other                            (2,916)            (2,524)           (2,224)
                                                       ----------------   ----------------  ----------------
                                                        $    22,681        $    24,046       $    23,354
                                                       ================   ================  ================
Capital expenditures:
    Hotels and Restaurants                              $     5,742        $    48,634       $     6,623
    Franchise, Central Services and Development               2,056              2,672               299
    TicketsWest                                                 349                542               912
    Real Estate Division                                        193              2,910               310
    Corporate Services and other                              2,368                203               316
                                                       ----------------   ----------------  ----------------
                                                        $    10,708        $    54,961       $     8,460
                                                       ================   ================  ================
Depreciation and amortization:
    Hotels and Restaurants                              $     8,712        $     8,112       $     7,615
    Franchise, Central Services and Development                 337                405               401
    TicketsWest                                                 319                476               410
    Real Estate Division                                        291              1,426             1,317
    Corporate Services and other                                858                759               709
                                                       ----------------   ----------------  ----------------
                                                        $    10,517        $    11,178       $    10,452
                                                       ================   ================  ================
Identifiable assets:
    Hotels and Restaurants                              $   273,991        $   276,297       $   232,762
    Franchise, Central Services and Development              40,589             39,474            32,577
    TicketsWest                                               4,934              6,403             6,239
    Real Estate Division                                     23,203             29,941            25,216
    Corporate Services and other                             13,993              7,534             8,040
                                                       ----------------   ----------------  ----------------
                                                        $   356,710        $   359,649       $   304,834
                                                       ================   ================  ================

19.  Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share amounts). Also shown is the number of dilutive securities (stock options and convertible notes) that would have been included in the diluted EPS computation if they were not anti-dilutive.

                                                                     2002           2001            2000
                                                                 -------------  -------------   -------------
Numerator:
    Income applicable to common shareholders before
      extraordinary item                                          $  5,430      $   7,602       $   5,821
    Extraordinary item                                                   -           (23)               -
                                                                 -------------  -------------   -------------
    Income available to common stockholders                          5,430          7,579           5,821
    Income effect of dilutive OP Units                                  44            232              71
                                                                 -------------  -------------   -------------
    Net income-diluted                                            $  5,474      $   7,811       $   5,892
                                                                 =============  =============   =============
Denominator:
    Weighted-average shares outstanding - basic                     12,975         12,953          12,941
    Effect of dilutive OP Units                                        286            286             296
    Effect of dilutive common stock options and
      convertible notes                                                 24            (A)             (A)
                                                                 -------------  -------------   -------------
    Weighted-average shares outstanding - diluted                   13,285         13,239          13,237
                                                                 =============  =============   =============
Earnings per share - basic and diluted:
    Income per share before extraordinary item                    $   0.42      $    0.59       $    0.45
    Extraordinary item                                                   -              -               -
                                                                 -------------  -------------   -------------
    Earnings per share - basic                                    $   0.42      $    0.59       $    0.45
                                                                 =============  =============   =============
    Earnings per share - diluted                                  $   0.41      $    0.59       $    0.45
                                                                 =============  =============   =============

(A) At December 31, 2002, 537,895 stock options are outstanding of which 514,085 stock options have been excluded from the calculation of diluted earnings per share because they are anti-dilutive. At December 31, 2001 and 2000, 1,276,619, and 997,825 stock options are outstanding, respectively. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

The effects of the shares which would be issued upon conversion of the convertible notes have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

Peter F. Stanton, age 46, has been a director of the Company since April 1998. Mr. Stanton is the Chairman and Chief Executive Officer of Washington Trust Bank. Mr. Stanton has been with Washington Trust Bank since 1982, served as its President from 1990 to March of 2000, Chief Executive Officer since 1993 and Chairman since 1997. Mr. Stanton is also Chief Executive Officer, President and a director of W.T.B. Financial Corporation (a bank holding company). In addition to serving on numerous civic boards, Mr. Stanton was president of the Washington Bankers Association from 1995 to 1996 and served as State Chairman of the American Bankers Association in 1997 and 1998.

Stephen R. Blank, age 57, has been a director of the Company since May of 1999. Mr. Blank is presently Senior Fellow, Finance, for the Urban Land Institute, a non-profit education and research institute that studies land use and real estate development policy and practice, where he is responsible for the Institute's real estate capital markets information and education programs. Mr. Blank earned a B.A. in History at Syracuse University and continued on in graduate school at Adelphi University where he earned a MBA in Finance. From November 1993 to November 1998, Mr. Blank was the Managing Director, Real Estate Investment Banking, for CIBC Oppenheimer Corp in New York. From 1989 to 1993, he was Managing Director, Real Estate Investment Banking, for Cushman & Wakefield, Inc. and from 1979 to 1989 he was Managing Director, Real Estate Investment Banking, for Kidder, Peabody & Co., Inc. Mr. Blank is a director of the Ramco-Gershenson Properties Trust, BNP Residential Properties, Inc., and Atlantic Realty Trust. Mr. Blank is also adjunct Professor of Real Estate in the Executive MBA program for Columbia University's Graduate School of Business.

Ronald R. Taylor, age 55, has been a director of the Company since April 1998. He has been a private investor since 2002 From 1998 to 2002, Mr. Taylor was a General Partner of Enterprise Partners, a venture capital firm. From 1996 to 1998, Mr. Taylor worked as an independent business consultant. From 1987 to 1996, Mr. Taylor was chairman, president and chief executive officer of Pyxis Corporation (a health care service provider), which he founded in 1987. Prior to founding Pyxis, he was an executive with both Allergan Pharmaceuticals and Hybritech, Inc. Mr. Taylor received a B.A. from the University of Saskatchewan and an M.A. from the University of California, Irvine. He is currently a director of Watson Pharmaceuticals, Inc. (a pharmaceutical manufacturer), and is Chairman of the Board of two privately held companies.

Donald K. Barbieri, age 57, has been President and Chief Executive Officer and a director of the Company since 1978 and Chairman of the Board since 1996. Mr. Barbieri joined the Company in 1969 and is responsible for the Company's development activities in hotel, entertainment and real estate areas. In March 2003, Mr. Barbieri announced his retirement effective upon appointment of his successor by the Company's Board of Directors. He will continue to serve as Chairman of the Board of Directors. Mr. Barbieri is currently a member of the Washington Economic Development Commission. Mr. Barbieri is the immediate past chair for the Spokane Regional Chamber of Commerce. Mr. Barbieri served as president of the Spokane Chapter of the Building Owners and Managers Association from 1974 to 1975 and served as president of the Spokane Regional Convention and Visitors Bureau from 1977 to 1979. He also served on the Washington Tourism Development Council from 1983 to 1985 and the Washington Economic Development Board while chairing the State of Washington's Quality of Life Task Force from 1985 to 1989. Mr. Barbieri is the brother of Richard L. Barbieri.

Arthur M. Coffey, age 47, has been a director of the Company since 1990 and Chief Financial Officer and Executive Vice President of the Company since June 1997. He is currently president of the Company's WestCoast Hotels division. Mr. Coffey served as Chief Operating Officer of the Company from 1990 to June 1997. Mr. Coffey has been in the hotel business since 1971 and joined the Company in 1981. Mr. Coffey is currently a director of the Association of Washington Business, served as a trustee of the Spokane Area Chamber of Commerce, served as a director of the Washington State Hotel Association from 1996 to 1997, served as director of the Spokane Regional Convention and Visitors Bureau from 1982 to 1985 and served as president of the Spokane Hotel Association from 1989 to 1990.

Richard L. Barbieri, age 61, is currently an Executive Vice President and General Counsel of the Company. Mr. Barbieri has been a Vice President of the Company and full-time General Counsel of the Company since 1994 and a director of the Company since 1978. From 1978 to 1995, Mr. Barbieri served as legal counsel and Secretary of the Company, during which time he was engaged in the private practice of law at Edwards and Barbieri, a Seattle law firm, and then at Riddell Williams, a Seattle law firm, where he chaired the real estate practice group. Mr. Barbieri has also served as chairman of various committees of the State and County Bar Association and as a member of the governing board of the County Bar Association. He also served as vice chairman of the Citizens' Advisory Committee to the Major League Baseball Stadium Public Facilities District in Seattle in 1996 and 1997. Mr. Barbieri is the brother of Donald K. Barbieri.

Sharon Sanchez, age 40, has been Executive Vice President of Hotel Operations since January 2002 when she joined the Company. Ms. Sanchez came to the Company from Hilton Hotels Corporation where she held the position of Vice President of Operations and helped guide the Red Lion Hotel chain through its successful growth. Preceding that, she held the position of Director of Operations through the progression of mergers prior to Hilton's acquisition of Red Lion for Promus Hotels and Doubletree Hotels. With extensive hospitality experience, she has held hotel operations and sales management positions in convention, leisure and corporate based hotels, corporate positions in operations and brand management, and marketing leadership in the residential property management sector.

Peter P.Hausback, age 43, has been the Corporate Controller and Principal Accounting Officer since September 2002 when he joined the Company. Mr. Hausback is responsible for directing the Company's financial reporting activities. Mr. Hausback came to the Company from BriteSmile, Inc. where he served as Vice President and Chief Financial Officer from 2001 to 2002. From 1992 to 2001, he served in various management positions for Il Fornaio (America) Company, leaving the Company in 2001 as Vice President of Finance and Chief Financial Officer. From 1987 to 1992, Mr. Hausback was with Price Waterhouse LLP in San Francisco. Mr. Hausback has over 20 years of financial management experience.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 2003 Annual Meeting of Shareholders under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 2003 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained, and incorporated by reference from, the Proxy Statement for the Company's 2003 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions."

ITEM 14.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.


                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

A. List of documents filed as part of this report.

1. Index to WestCoast Hospitality Corporation financial statements:

                                                                          Page #
a. Consolidated Balance Sheets                                                22
b. Consolidated Statements of Income                                          23
c. Consolidated  Statements of Changes in Stockholders' Equity                25
d. Consolidated Statements of Cash Flows                                      26
e. Notes to Consolidated Financial Statements                                 28

2. Index to financial statement schedules:

All schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or the information is contained in the Financial Statements and therefore has been omitted.

3. Index to exhibits:

EXHIBIT NO.     DESCRIPTION

3.1 (1)  Amended and Restated Articles of Incorporation of the Company
3.2      Amended and Restated By-Laws of the Company
4.1 (2) Specimen Common Stock Certificate Executive Compensation Plans and Agreements
10.1 (3) Employment Agreement between the Company and Arthur M. Coffey
10.2 (3) Employment Agreement between the Company and Richard L. Barbieri
10.3 (2) Employee Stock Purchase Plan of Cavanaughs Hospitality Corporation
10.4 (4) 1998 Stock Incentive Plan
10.5 (2) Form of Restricted Stock Award Agreement
10.6 (3) Form of Nonqualified Stock Option Agreement Other Material Contracts
10.7 (5) Amended and Restated Agreement of Limited Partnership of Cavanaughs Hospitality Limited Partnership
10.8 (6) Purchase and Sale Agreement re: WC Holdings, Inc.
10.9 (6) Membership Interest Purchase Agreement re: October Hotel Investors, LLC
10.10 (6) First Amendment to Membership Interest Purchase Agreement re: October Hotel Investors, LLC
10.11 (7) Amended and Restated Credit Agreement
10.12 (8) Second Amendment to the Amended and Restated Credit Agreement
10.13 (9) Third Amendment to the Amended and Restated Credit Agreement
10.14 (10) Fourth Amendment to the Amended and Restated Credit Agreement
10.15 (8) Deed Of Trust and Security  Agreement  dated as of June 14, 2001, with WHC809, LLC, as grantor, and Morgan Guaranty Trust Company of New York, as beneficiary
10.16 (9) Purchase and Sale Agreement dated December 21, 2001 among WestCoast Hospitality Corporation, Hilton Hotels Corporation and Doubletree Corporation
10.17 (9) Registration Rights Agreement 2001 between WestCoast Hospitality Corporation and Doubletree Corporation
21        List of Subsidiaries of the Company
23.1      Consent of BDO Seidman, LLP
23.2      Consent of PricewaterhouseCoopers LLP
99.1 Donald K. Barbieri - Certification - pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002
99.2 Arthur M. Coffey - Certification - pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K on April 1, 2002.
(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form S-1 on January 20, 1998.
(3) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form S-1/A on March 10, 1998.
(4) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-Q on May 15, 2001.
(5) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form S-1/A on February 27, 1998.
(6) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8-K on January 19, 2000.
(7) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K on March 30, 2000.
(8) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-Q on August 14, 2001.
(9) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8-K on January 15, 2002.
(10) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-Q on August 14, 2002.

B. Reports on Form 8-K.

On October 29, 2002, the Company filed a current report on Form 8-K disclosing that it had issued a press release announcing the conversion of more than twenty of its hotels to the Red Lion brand.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WestCoast Hospitality Corporation
--------------------------------------------------------------
Registrant



By: /s/ Donald K. Barbieri
--------------------------------------------------------------
Donald K. Barbieri
Chief Executive Officer, President and Chairman

March 31, 2003
--------------------------------------------------------------
Date


By: /s/ Arthur M. Coffey
--------------------------------------------------------------
Arthur M. Coffey
Chief Financial Officer, Executive Vice President and Director

March 31, 2003
--------------------------------------------------------------
Date


By: /s/ Peter P. Hausback
--------------------------------------------------------------
Peter P. Hausback
Controller and Principal Accounting Officer

March 31, 2003
--------------------------------------------------------------
Date


By: /s/ Richard L. Barbieri
--------------------------------------------------------------
Richard L. Barbieri
Executive Vice President, General Counsel and Director

March 31, 2003
--------------------------------------------------------------
Date


By: /s/ Ronald R. Taylor
--------------------------------------------------------------
Ronald R. Taylor
Director

March 31, 2003
--------------------------------------------------------------
Date


By: /s/ Stephen R. Blank
--------------------------------------------------------------
Stephen R. Blank
Director

March 31, 2003
--------------------------------------------------------------
Date


By: /s/ Peter F. Stanton
--------------------------------------------------------------
Peter F. Stanton
Director

March 31, 2003
--------------------------------------------------------------
Date

Certification  Pursuant  to  Section  302 of the  Sarbanes-Oxley  Act of 2002

I, Donald K. Barbieri, Chief Executive Officer, President and Chairman of WestCoast Hospitality Corporation certify that:
1. I have reviewed this annual report on Form 10-K of WestCoast Hospitality Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request

Date: March 31, 2003
/s/  Donald K. Barbieri
Chief Executive Officer, President and Chairman

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Arthur M. Coffey, Chief Financial Officer, Executive Vice President and Director of WestCoast Hospitality Corporation certify that:
1. I have reviewed this annual report on Form 10-K of WestCoast Hospitality Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Date: March 31, 2003
/s/  Arthur M. Coffey
Chief Financial Officer, Executive Vice President and Director