Form 10-Q
period 2003-03-31
WESTCOAST HOSPITALITY CORP
filed 2003-05-14
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15)d OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period                    to


         Commission file number 001-13957

                        WESTCOAST HOSPITALITY CORPORATION
             (Exact name of registrant as specified in its charter)


          Washington                               91-1032187
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                Identification Number)


             201 W. North River Drive, Suite 100, Spokane, WA 99201
                     (Address of principal executive office)

                                 (509) 459-6100
              (Registrant's telephone number, including area code)

Indicated by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     |X|       No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes     |X|       No

As of May 14, 2003 there were 12,994,163 shares of the Registrant's common stock outstanding.

                        WESTCOAST HOSPITALITY CORPORATION

                                    Form 10-Q
                      For the Quarter Ended March 31, 2003

INDEX

Part I - Financial Information

Item 1 - Financial Statements (unaudited):

        Consolidated Balance Sheets --
        March 31, 2003 and December 31, 2002                                   3

        Consolidated Statements of Operations --
        Three months ended March 31, 2003 and 2002                             4

        Consolidated Statements of Cash Flows --
        Three months ended March 31, 2003 and 2002                           5-6

        Notes to Consolidated Financial Statements                          7-10

Item 2 - Management's Discussion and Analysis of

        Financial Condition and Results of Operations                      11-18

Item 3 - Quantitative and Qualitative Disclosures About Market Risk           19

Item 4 - Controls and Procedures                                              19


PART II - Other Information

Item 5 - Other Information                                                    19

Item 6 - Exhibits and Reports on Form 8-K                                     19

         Signature                                                            20

Part I - Financial Information

ITEM 1.   Financial Statements

WestCoast Hospitality Corporation
Consolidated Balance Sheets (unaudited)
March 31, 2003 and December 31, 2002
(in thousands, except share data)

                                                                  March 31,          December 31,
                                                                    2003                 2002
Assets:
    Current assets:
      Cash and cash equivalents                                 $     4,480          $     2,701
      Accounts receivable, net                                        9,269                9,559
      Inventories                                                     1,905                2,040
      Assets held for sale                                           34,517               34,408
      Prepaid expenses and other                                      4,075                2,693
                                                               ------------------   ------------------
             Total current assets                                    54,246               51,401
                                                               ------------------   ------------------
    Property and equipment, net                                     241,174              241,255
    Goodwill                                                         28,042               28,042
    Other intangible assets, net                                     14,991               15,188
    Other assets, net                                                20,593               20,824
                                                               ------------------   ------------------
             Total assets                                        $  359,046          $   356,710
                                                               ==================   ==================

Liabilities:
    Current liabilities:
      Accounts payable                                          $     6,289          $     6,773
      Accrued payroll and related benefits                            5,731                6,173
      Accrued interest payable                                          705                  695
      Advanced deposits                                                 363                  198
      Other accrued expenses                                         10,756                8,494
      Notes payable to bank                                          54,300               52,100
      Note payable                                                    1,800                    -
      Long-term debt, due within one year                             4,977                4,889
      Capital lease obligations,
        due within one year                                             169                  268
                                                               ------------------   ------------------
             Total current liabilities                               85,090               79,590
                                                               ------------------   ------------------
    Long-term debt and capital lease
        obligations, due after one year                             100,225              101,206
    Deferred revenue                                                  2,554                2,626
    Deferred income taxes                                            16,611               16,261
    Minority interest in partnerships                                 2,799                2,911
                                                               ------------------   ------------------
             Total liabilities                                      207,279              202,594
                                                               ------------------   ------------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock - 5,000,000 shares authorized;
       $0.01 par value;
    $50 per share liquidation value:
      Class A - 301,315 shares issued and outstanding                     3                    3
      Class B - 301,315 shares issued and outstanding                     3                    3
    Additional paid-in capital, preferred stock                      30,125               30,125
    Common stock - 50,000,000 shares authorized;
       $0.01 par value;
      12,994,163 and 12,981,878 shares issued and outstanding           130                  130
    Additional paid-in capital, common stock                         84,143               84,083
    Retained earnings                                                37,363               39,772
                                                               ------------------   ------------------
             Total stockholders' equity                             151,767              154,116
                                                               ------------------   ------------------
             Total liabilities and stockholders' equity        $    359,046         $    356,710
                                                               ==================   ==================

The accompanying notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation
Consolidated Statements of Operations (unaudited)
For the three months ended March 31, 2003 and 2002
 (in thousands, except share and per share data)

                                                                    2003                2002
Revenues:
      Hotels and restaurants                                     $   34,096         $  37,205
      Franchise, central services and development                     1,089               751
      TicketsWest                                                     2,601             1,979
      Real estate division                                            2,302             2,472
      Corporate services                                                 88                62
                                                                 ----------------   ----------------
             Total revenues                                          40,176            42,469
                                                                 ----------------   ----------------
Operating expenses:
        Hotels and restaurants                                       32,631            34,520
        Franchise, central services and development                     479               451
        TicketsWest                                                   2,190             1,444
        Real estate division                                          1,217             1,212
        Corporate services                                               77                48
        Depreciation and amortization                                 2,607             2,717
        (Gain)/loss on asset dispositions including recoveries          332           (3,011)
        Conversion expense                                              288                 1
                                                                 ----------------   ----------------
             Total direct expenses                                   39,821            37,382
      Undistributed corporate expenses                                  740               572
                                                                 ----------------   ----------------
             Total expenses                                          40,561            37,954
                                                                 ----------------   ----------------
Operating income/(loss)                                               (385)             4,515
Other income/(expense):
      Interest expense, net of amounts capitalized                  (2,642)           (2,867)
      Interest income                                                   104                42
      Other income/(expense)                                             19                (3)
      Equity income/(loss) in investments                                58               (28)
      Minority interest in partnerships                                 112                (5)
                                                                 ----------------   ----------------
Income/(loss) before income taxes                                   (2,734)              1,654
Income tax (benefit)/expense                                          (965)                584
                                                                 ----------------   ----------------
Net income/(loss)                                                   (1,769)              1,070
Preferred stock dividend                                              (640)              (646)
                                                                 ----------------   ----------------
Net income/(loss) to common shareholders                          $ (2,409)            $   424
                                                                 ================   ================


Net earnings/(loss) per share:
      Basic                                                        $ (0.19)            $  0.03
      Diluted                                                      $ (0.19)            $  0.03

Weighted average shares - basic                                  12,992,341         12,970,473
                                                                 ================   ================
Weighted average shares - diluted                                12,992,341 (a)     13,322,834
                                                                 ================   ================

(a)   Options and operating partnership units were anti-dilutive.

The accompanying notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation
Consolidated Statements of Cash Flows (unaudited)
For the three months ended March 31, 2003 and 2002
 (in thousands)

                                                                               2003             2002
Operating activities:
    Net income/(loss)                                                     $   (1,769)      $   1,070
      Adjustments to reconcile net income to net cash provided
        by operating activities:
           Depreciation and amortization                                        2,607          2,717
           (Gain)/loss on disposition of property and equipment                   332         (3,011)
           Deferred income tax provision                                          350            100
           Minority interest in partnerships                                    (112)              5
           Equity in investments                                                 (58)             28
           Compensation expense related to stock issuance                           5              7
           Provision for doubtful accounts                                        111             95
           Change in current assets and liabilities:
             Accounts receivable                                                  139            414
             Inventories                                                          135              3
             Prepaid expenses and other                                       (1,345)         (1,251)
             Accounts payable                                                   (484)          1,528
             Accrued payroll and related benefits                               (442)            943
             Accrued interest payable                                              10             27
             Other accrued expenses and advance deposits                        2,427          3,704
                                                                           --------------   -------------
               Net cash provided by operating activities                        1,906          6,379
                                                                           --------------   -------------

Investing activities:
    Purchases of property and equipment                                       (2,658)         (1,110)
    Proceeds from disposition of property and equipment                             5          1,738
    Other, net                                                                    136           (212)
                                                                           --------------   -------------
               Net cash (used in)/provided by investing activities            (2,517)            416
                                                                           --------------   -------------

The accompanying notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation
Consolidated Statements of Cash Flows (unaudited), Continued
For the three months ended March 31, 2003 and 2002
 (in thousands)

                                                                                2003             2002
Financing activities:
    Proceeds from note payable to bank                                         22,200           6,900
    Repayment of note payable to bank                                        (20,000)        (12,150)
    Proceeds from short-term debt                                               1,800               -
    Repayment of long-term debt                                                 (893)           (795)
    Proceeds from issuance of common stock under employee
      stock purchase plan                                                         55              49
    Preferred stock dividend payments                                           (646)              -
    Principal payments on capital lease obligations                              (99)            (94)
    Additions to deferred financing costs                                        (27)              -
                                                                       ------------------------------
               Net cash provided by/(used in) financing activities             2,390          (6,090)
                                                                       ------------------------------

Change in cash and cash equivalents:
    Net increase in cash and cash equivalents                                  1,779             705
    Cash and cash equivalents at beginning of period                           2,701           5,735
                                                                       ------------------------------
    Cash and cash equivalents at end of period                             $   4,480       $   6,440
                                                                       ==============================

Supplemental disclosure of cash flow information:

    Cash paid during the period for:
      Interest                                                             $   2,632       $   2,839
      Income taxes                                                         $      81       $     750

    Noncash investing and financing activities:
      Preferred stock dividends accrued                                    $     640       $       -
      Addition of note receivable on sale of building                      $       -       $   2,607
      Investment in real estate venture                                    $       -       $   1,194
      Assignment of debt to purchaser of building                          $       -       $   7,198

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by WestCoast Hospitality Corporation (the Company or WestCoast) pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. The balance sheet as of December 31, 2002 has been compiled from the audited balance sheet as of such date. The Company believes that the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2002 previously filed with the SEC on Form 10-K.

In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at March 31, 2003 and the consolidated results of operations and cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.

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

2.           ORGANIZATION

WestCoast Hospitality Corporation is primarily engaged in the ownership, management, development, and franchising of mid-scale, full service hotels. As of March 31, 2003, the system contained 82 properties in 15 states, totaling over 14,000 rooms and over 673,000 square feet of meeting space. The Company owned an interest in and operated 29 hotels, leased 14 hotels, managed seven hotels owned by others and franchised 32 hotels owned and operated by third parties at March 31, 2003. The Company's hotel brands include WestCoast(R) and RedLion(R). All properties are located in the United States of America. A total of 13 agreements related to franchised hotels and one managed property agreement will expire during the current year and will not be renewed. Four of those properties left the WestCoast system during the three months ended March 31, 2003. In May 2003 the Company entered into two new franchise license agreements.

The Company is also engaged in activities related or supplementary to the operation of hotels. These activities include computerized ticketing services and presenting entertainment productions through its TicketsWest division and owning, leasing, developing and managing commercial and residential properties through its G&B real estate services division.

The Company was incorporated in the State of Washington on April 25, 1978. A substantial portion of the Company's assets are held in WestCoast Hospitality Limited Partnership ("WHLP"). WHLP was formed in the State of Delaware on October 23, 1997. The Company is the sole general partner and approximately 98% owner of WHLP and manages its operations.

The consolidated financial statements include the accounts of WestCoast Hospitality Corporation, its wholly owned subsidiaries, its general and limited partnership interest in WHLP, a 50% interest in a limited partnership and its equity basis investment in other limited partnerships. All of these entities are collectively referred to as "the Company" or "WestCoast". All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements.

3.       FINANCIAL LIQUIDITY

At March 31, 2003 the Company has a deficit working capital position of $30.8 million. This position is a direct result of the classification of $54.3 million of obligations outstanding under the Company's primary revolving credit facility with a bank as a current liability. As further discussed in Note 4, the classification is due to the anticipatory breach of certain financial covenants to be measured in June, September and December 2003.

The Company intends to refinance its revolving credit facility either with its existing lender or other lenders into non-recourse fixed rate debt and revolving debt. Management believes that an adequate borrowing base exists to secure the necessary financing. The Company is also pursuing the sale of certain non-core real estate assets, some of which are included in assets held for sale discussed in Note 8. Management has implemented certain operational efficiencies and cost reduction plans that are expected to improve covenant ratios. These actions are intended to reduce the Company's dependence on the revolving credit facility.

The historical cash flow of the Company has been adequate to service all its normal operating needs, service all interest and regularly scheduled principal payments and capital improvements. Due to the uncertain international state of affairs and the perception of a weak economy there can be no assurance that future operating performance will provide adequate cash flow for the Company's needs. The ability of the Company to improve its working capital position through the refinance of its revolving credit facility, improve operating results and dispose of non-core assets is dependent upon lending market conditions, the achievement of future operating efficiencies and the liquidity of the real estate market where the Company's assets are located. There can be no assurance that these efforts will be successful.

4.       LINE OF CREDIT

At March 31, 2003 and  December  31,  2002,  $54.3  million  and $52.1  million, respectively, was outstanding under the credit facility. Any outstanding borrowings bear interest based on the prime rate or LIBOR plus a variable interest margin. At March 31, 2003, the interest rates in effect on outstanding borrowings ranged from 4.82% to 5.50%. Interest only payments are due monthly. The credit facility matures on June 30, 2005. The credit facility is collateralized by certain properties and requires the Company to maintain certain financial ratios, minimum levels of cash flows and restricts the payment of dividends.

On December 23, 2002, the debt agreement was amended and the credit facility was reduced to $58.5 million and three of the financial covenants were modified such that compliance with them shall not be required until June 30, 2003. The Company was not in compliance with one of the required financial covenants at March 31, 2003. The Company has obtained a waiver of the debt non-compliance from the bank as of March 31, 2003. The entire outstanding balance at March 31, 2003 and December 31, 2002 has been classified as a current liability due to anticipatory breach of some of the existing covenants in June, September and December 2003, which currently have not been waived. If the Company breaches its covenants and the breach is not waived by the lender, one of the lenders remedies under the credit facility is to call the debt due at that time. The debt agreement allows the Company to pay dividends as long as certain minimum financial ratios are maintained. Due to the covenant violation, at March 31, 2003 the Company was restricted from paying all dividends, and therefore did not pay its April 2003 scheduled preferred stock dividend.

5.       BUSINESS SEGMENTS

The Company has four operating segments: (1) Hotels and restaurants; (2) TicketsWest; (3) Real estate division and (4) Franchise, central services and development. Corporate services consists primarily of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment, which are not specifically associated with an operating segment.

Management reviews and evaluates the operating segments exclusive of interest expense. Therefore, interest expense is not allocated to the segments.

Selected information with respect to the segments is as follows (in thousands):

                                                              Three Months Ended
                                                                   March 31
                                                              2003           2002
Revenues:
    Hotels and restaurants                                 $ 34,096       $ 37,205
    Franchise, central services and development               1,089            751
    TicketsWest                                               2,601          1,979
    Real estate division                                      2,302          2,472
    Corporate services                                           88             62
                                                         -----------   --------------
                                                           $ 40,176         $ 42,469
                                                         ===========   ==============

Operating income/(loss):
    Hotels and restaurants                                 $(1,432)        $     511
    Franchise, central services and development                 535              209
    TicketsWest                                                 334              458
    Real estate division                                      1,062            4,110
    Corporate services                                        (884)            (773)
                                                         -----------   --------------
                                                           $  (385)        $   4,515
                                                         ===========   ==============

6.       EARNINGS/(LOSS) PER SHARE

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted EPS computations (thousands, except per share amounts). Also shown is the number of stock options that would have been considered in the diluted EPS computation if they were not anti-dilutive.

                                                              Three Months Ended
                                                                   March 31
                                                             2003            2002
Numerator:
    Income/(loss) available to common shareholders       $ (1,769)        $ 1,070
    Preferred stock dividends                               (640)           (646)
                                                        -------------   -------------
Net income/(loss) - basic                                  (2,409)            424
    Effect of dilutive OP units                                (a)             25
                                                        -------------   -------------
Net income/(loss) - diluted                              $ (2,409)          $ 449
                                                        =============   =============

Denominator:
    Weighted-average shares - basic                        12,992          12,970
    Effect of dilutive OP units                                (a)            286
    Effect of dilutive common stock options and
      convertible notes                                        (a)             66
                                                        -------------   -------------
    Weighted-average shares  - diluted                     12,992          13,322
                                                        =============   =============
    Earnings/(loss) per share - basic & diluted           $ (0.19)         $ 0.03
                                                        =============   =============

(a) At March 31, 2003 796,333 stock options were outstanding. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share because they are anti-dilutive. The operating partnership (OP) units are excluded from the March 31, 2003 weighted-average share calculation because they are anti-dilutive. At March 31, 2002, 1,283,462 stock options were outstanding of which, 1,217,262 were excluded from the calculation of diluted earnings per share because they are anti-dilutive.

7.       BUILDING SALE

In the first quarter of 2002, the Company entered into an agreement for the sale of an 80.1% interest in an office building, while retaining the management of the building, its lease of space, and the remaining ownership interest. The sale of the building resulted in a pre-tax gain of $5.8 million. Due to the Company retaining a partial ownership of the building and leasing space in the facility, a portion of the gain is being deferred. The deferral related to the lease back of office space is being amortized over the six year term of the lease.

8.       ASSETS HELD FOR SALE

In connection with the Company's decision in 2001 to sell non-core assets, on October 10, 2002, the Company and American Capital Group, LLC entered into a purchase and sale agreement for the WestCoast Kalispell Hotel and Kalispell Center Mall. The agreement is subject to due diligence and is scheduled to close in the next several months. After the close, the WestCoast Kalispell Center Hotel will remain under the WestCoast Hospitality Corporation brand and management, while American Capital Group, LLC will oversee management for the mall. The total net book value of these buildings as of March 31, 2003 of $12.9 million is classified as assets held for sale in the accompanying balance sheets.

Additionally, two office buildings owned by the Company have been listed for sale. The total net book value of these buildings as of March 31, 2003 of $21.6 million and are also classified as assets held for sale in the accompanying balance sheets.

9.       STOCK BASED COMPENSATION

In July 2002, the Company offered eligible common stock option holders the opportunity to exchange certain common stock options for new common stock options. The new common stock options offered were to be issued at the fair market value of the stock on or after the first business day that is six months and one day after the date the original options were cancelled in the exchange.

On July 31, 2002, 571,661 options were cancelled pursuant to the terms of the offer. The Company granted 261,251 new options in February 2003. The terms of the transaction are disclosed in a Schedule TO and amendments thereto filed in July and August 2002.

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

On December 31, 2002, the Financial Accounting Standards Board (the "FASB") amended the transition and disclosure requirements of SFAS No. 123 through the issuance of FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS No. 148"). SFAS No. 148 amends the existing disclosures to make more frequent and prominent disclosure of stock-based compensation expense beginning with financial statements for fiscal years ending after December 15, 2002.

The Company has chosen not to record compensation expense using fair value measurement provisions in the statement of income. Had compensation cost for plans been determined based on the fair value at the grant dates for awards under the plans, reported net income/(loss) and earnings/(loss) per share would have been changed to the pro forma amounts indicated below (dollars in thousands, except per share amounts):

                                                              Three Months Ended
                                                                   March 31,
                                                                          2003          2002

Reported net income/(loss) applicable to common shareholders          $ (2,409)      $  424
       Add back: Stock based employee compensation                           -            -
         expense, net of related tax effects
       Deduct: Total stock-based employee compensation                     (74)        (202)
         expense determined under fair valued based
          method for all awards, net of related tax effects         ------------   -------------
                                                                      $ (2,483)      $  222
                                                                    ============   =============

       Basic and diluted earnings/(loss) per share:
         Reported net income/(loss)                                   $ (0.19)       $ 0.03
         Stock-based employee compensation, fair value                  (0.01)        (0.02)
                                                                    ------------   --------------
       Pro forma                                                      $ (0.20)       $ 0.01
                                                                    ============   ==============

10.      RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements" ("FIN 46'). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for WestCoast starting July 1, 2003 and is not expected to have a material effect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is effective for all contracts created or modified after June 30, 2003 except for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not believe that the adoption of this standard will have a material effect on the Company's consolidated financial statements.

ITEM II. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The Company is including the following cautionary statement to make applicable, and to take advantage of, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, projections of future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions). Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of words such as, but not limited to, "will," "anticipates," "seeks to," "estimates," "expects," "intends," "plans," "predicts," and similar expressions, but the absence of these words does not mean a statement is not forward-looking. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.

Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expressed. Such risks and uncertainties include, among others:
o magnitude and duration of international conflicts, economic cycles, including fluctuations in regional economic conditions and seasonality of lodging industry
o actual and threatened terrorist attacks and international conflicts, and their impacts on travel
o changes in future demand and supply for hotel rooms
o competitive conditions in the lodging industry
o relationships with franchisees and properties
o changes in energy, healthcare, insurance and other operating expenses
o impact of government regulations
o ability to obtain financing through debt and/or equity issuance
o ability to sell non-core assets held for sale and the related effect of potential depreciation recapture
o ability to locate lessees for rental property and managing and leasing properties owned by third parties
o dependency upon the ability and experience of executive officers and ability to retain or replace such officers

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

GENERAL

The following discussion and analysis addresses the results of operations for the Company for three months ended March 31, 2003. The following should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those discussed above in "Safe Harbor".

The Company's revenues are derived primarily from the hotel and restaurants and reflect revenue from rooms, food and beverage, third party management and other sources, including telephone, guest services, banquet room rentals, gift shops and other amenities. Hotel and restaurants revenue accounted for 84.9% of total revenues in the three months ended March 31, 2003 and decreased 8.4% to $34.1 million in 2003 from $37.2 million in 2002. The balance of the Company's revenues is derived from its franchise, central services and development, TicketsWest, real estate division, and corporate services divisions. These revenues are generated from franchise fees, ticket distribution handling fees, internet services, real estate management fees, sales commissions, development fees and rents. Franchise, central services and development accounted for 2.7% of the Company's revenue for the three months ended March 31, 2003. TicketsWest accounted for 6.5% and real estate division accounted for 5.7% of total revenues for the period.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. All of the Company's significant accounting policies are described in
Note 2 to our 2002 consolidated financial statements included in our Form 10-K. The more critical accounting policies and estimates used by us relate to:

Revenue is generally recognized as services are performed. Hotel and restaurant revenues primarily represent room rental and food and beverage sales from owned, leased and other consolidated hotels and are recognized at the time of the hotel stay or sale of the restaurant services. Hotel and restaurant revenues also include management fees the Company earns from managing third party owned hotels. Franchise, central services and development fees represent fees received in connection with the franchise of the Company's brand name as well as central purchasing, development and other fees. Franchise fees are recognized as earned in accordance with the contractual terms of the franchise agreements. Other fees are recognized when the services are provided and collection is reasonably assured.

Real estate division revenue represents both lease income on owned commercial and retail properties as well as property management income, development fees and leasing and sales commissions from residential and commercial properties managed by the Company, typically under long-term contracts with the property owner. Lease revenues are recognized over the period of the leases. The Company records rental income from operating leases which contain fixed escalation clauses on the straight-line method. The difference between income earned and lease payments received from the tenants is included in other assets on the consolidated balance sheets. Rental income from retail leases which is contingent upon the lessees' revenues is recorded as income in the period earned. Management fees and leasing and sales commissions are recognized as these services are performed.

TicketsWest derives revenue primarily from computerized event ticketing services and promotion of Broadway shows and other special events. Where the Company acts as an agent and receives a net fee or commission, it is recognized as revenue in the period the services are performed. When the Company is the promoter of an event and is at risk for the production, revenues and expenses are recorded in the period of the event performance.

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

The Company's intangible assets include brands and goodwill. The Company accounts for its brands and goodwill in accordance with Statement of Financial Accounting Standard No. 142 (SFAS 142). The Company expects to receive future benefits from previously acquired brands and goodwill over an indefinite period of time and therefore, effective January 1, 2002, no longer amortizes its brands and goodwill in accordance with SFAS 142. The annual impairment review requires the Company to make certain judgments, including estimates of future cash flow with respect to brands and estimates of the Company's fair value and its components with respect to goodwill and other intangible assets.

The Company's other intangible assets include management, marketing and lease contracts. The value of these contracts is amortized on a straight-line basis over the weighted average life of the agreements. The assessment of these contracts requires the Company to make certain judgments, including estimated future cash flow from the applicable properties.

The Company is self-insured for employee medical and dental coverage. Insurance reserves include the present values of projected settlements for claims. Projected settlements are estimated based on, among other things, historical trends and actuarial data.

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

Effective January 1, 2002 the Company established the WestCoast Central Program Fund (CPF), organized in accordance with various domestic franchise agreements. The CPF is responsible for certain advertising services, frequent guest program administration, reservation services, national sales promotions and brand and revenue management services intended to increase sales and enhance the reputation of the Company and its franchise owners including the WestCoast and Red Lion branded properties. Contributions by the Company to the CPF for owned and managed hotels and contributions by the franchisees, through the individual franchise agreements, total up to 5% of room revenue or can be based on reservation fees, frequent guest program dues and other services. While the Company administers the functions of the CPF, the net assets and transactions of the CPF are not commingled with the working capital of the Company. The net assets and transactions of the CPF are, therefore, not included in the accompanying consolidated financial statements in accordance with FASB No. 45, "Accounting for Franchise Fee Revenue".

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

OPERATING RESULTS AND STATISTICS

The following table sets forth-selected items from the consolidated statements of operations as a percent of total revenues and certain other selected data:

                                                              Three Months Ended
                                                                   March 31,
                                                                2003        2002
    Revenues:
    Hotels and restaurants                                      84.9 %      87.6 %
    Franchise, central services and development                  2.7         1.8
    TicketsWest                                                  6.5         4.7
    Real estate division                                         5.7         5.8
    Corporate services                                           0.2         0.1
                                                             -----------  -----------
        Total revenues                                         100.0 %     100.0 %
                                                             ===========  ===========

    Direct expenses                                             99.1 %      87.9 %
    Undistributed corporate expenses                             1.8         1.3
    Operating income/(loss)                                     (1.0)       10.8
    Interest expense                                             6.6         6.8
    Income tax (benefit)/expense                                (2.4)        1.4
    Net income/(loss)                                           (4.4)%       2.5 %
    Hotel Statistics (1)
    Hotels open at end of period (2)                              82          92
    Available rooms                                           14,274      15,997
    RevPAR (5)(6)                                            $ 35.50     $ 37.41
    ADR (4)                                                  $ 70.62     $ 74.73
    Average Occupancy (3)(6)                                    50.3 %      50.1 %
    EBITDA (in thousands)(7)                                 $ 2,554     $ 4,221

(1) Includes hotels owned, managed and franchised for greater than one year by WestCoast Hospitality Corporation.
(2) A total of 13 agreements related to franchised hotels and one managed property agreement will expire during the current year and will not be renewed. Four of those properties left the WestCoast system during the three months ended March 31, 2003. In May 2003 the Company entered into two new franchise license agreements.
(3) Average occupancy represents total paid rooms occupied divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period.
(4) Average daily rate (ADR) represents total room revenues divided by the total number of paid rooms occupied by hotel guests.
(5) Revenue per available room (RevPAR) represents total room and related revenues divided by total available rooms, net of rooms out of service due to significant renovations.
(6) Rooms under renovation were excluded from RevPAR and average occupancy percentage. Due to the short duration of renovation, in the opinion of management, excluding these rooms did not have a material impact on RevPAR and average occupancy.
(7) EBITDA represents income before income taxes, interest expense, interest income, depreciation, amortization, gain/loss on asset disposal, equity in investments, minority interest, and other income/expenses. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and such information should not be considered as an alternative to net income, cash flow from operations or any other measure of performance prescribed by generally accepted accounting principles. While not all companies calculate EBITDA in the same fashion and therefore EBITDA as presented may not be comparable to similarly titled measures of other companies, EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the Company's ability to service debt. EBITDA is not necessarily available for management's discretionary use due to restrictions included in the Revolving Credit Facility and other considerations.

The following is a reconciliation of EBITDA to its comparable measurement in accordance with generally accepted accounting principles for each of the years presented (in thousands):

                                                              Three months ended
                                                                  March 31,
                                                             2003             2002
EBITDA (as presented above)                                $ 2,554          $ 4,221
 Income tax provision                                          965            (584)
 Deferred income tax provision                                 350              100
 Interest expense                                           (2,642)         (2,867)
 Interest and other income, net                                123               39
 Other non-cash operating activities                           116              102
 Change in working capital accounts                            440            5,368
                                                         --------------  -------------
Net cash provided by operating activities                  $ 1,906          $ 6,379
                                                         ==============  =============

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 TO THE THREE MONTHS ENDED MARCH 31, 2002

Revenues

Total revenues for the first quarter of 2003 were $40.2 million, a decrease of $2.3 million or 5.4% from the same quarter in 2002. The overall decrease in revenues is attributed to the following:

Total hotel and restaurant revenues decreased $3.1 million, or 8.4%, to $34.1 million in 2003 from $37.2 million in 2002. Dominant factors include the continued soft U.S. economy and the uncertainty of heightened terrorist alerts which affected most of the hotel industry in the first quarter of 2003. Additionally, in the first quarter of 2002, the Company's hotel in Salt Lake City was positively impacted by the Winter Olympics and the lack of similar activity during the first quarter of 2003 accounted for $1.3 million of the decrease in sales. Lower room rates resulted and these factors contributed to the Company's decrease in RevPAR compared to the first quarter of 2003. Hotel ADR decreased $4.11, or 5.5%, to $70.62 in 2003 from $74.73 in 2002. Hotel
RevPAR decreased $1.91, or 5.1%, to $35.50 in 2003 from $37.41 in 2002.

Franchise, central services and development revenues increased $338 thousand or 45.0% to $1.1 million in 2003 from $751 thousand in 2002. This increase is primarily due to certain one time revenue items related to the termination of a franchise agreement during the period.

TicketsWest revenues increased $622 thousand, or 31.4%, to $2.6 million in 2003 from $2.0 million in 2002. This increase was primarily the result of the increase in number of events at the venues serviced and the mix or type of events held. During the quarter, TicketsWest added new contracts in Seattle, Yakima and the Tri-Cities area of Washington state and rebranded its Oregon operation from the name Fastixx to TicketsWest.

Real estate division revenues decreased $170 thousand, or 6.9%, to $2.3 million in 2003 from $2.5 million in 2002 primarily from reduced lease revenue because of the sale of an office building which closed March 2002.

Direct Expenses

Direct operating expenses increased $2.4 million, or 6.5%, to $39.8 million in 2003 from $37.4 million in 2002. The increase is primarily due to the $3.0 million gain on the sale of an office building in the first quarter of 2002. The other major variance is the $403 thousand charge due to the disposition of signage and various other fixed assets as a result of the Red Lion rebranding. During the first quarter of 2003, the Company completed the transition of its Red Lion brand into the system by rebranding 22 of its owned and managed hotels to Red Lion hotels. As a result, the Company incurred $288 thousand for various conversion activities and for the costs of new branded amenities.

Undistributed Corporate Expenses

Total  undistributed  corporate  operating expenses increased $168 thousand,  or
29.4 % to $740 thousand in 2003 from $572 thousand in 2002. Total undistributed corporate operating expenses as a percentage of total revenues was 1.8% in 2003 versus 1.3% for the same quarter of 2002.

Interest Expense

Interest expense decreased $225 thousand, or 7.8%, to $2.6 million in 2003 from $2.9 million in 2002. This decrease is attributed to a decrease in the interest rates charged on the Company's variable rate debt.

Income Taxes

The effective income tax rate for the first quarter of 2003 remained consistent at 35.3% compared to the same quarter in 2002. As a result of the operating loss in the first quarter of 2003, the Company recognized an income tax benefit of $965 thousand compared to income tax expense of $584 thousand in the first quarter of 2002.

Net Income/(Loss)

The net loss for the first quarter of 2003 was ($1.8) million compared to net income of $1.1 million for the same quarter of 2002. Income applicable to common shareholders decreased $2.8 million from $424 thousand in the first quarter of 2002 to a net loss to common shareholders of ($2.4) million for the first quarter of 2003 due to lower operating results based on the reasons previously discussed.

Net Earnings/(Loss) Per Share

Net earnings per share decreased $0.22 to a net loss per share of ($0.19) for the first quarter of 2003 from $0.03 earnings per share for the same quarter of 2002. This is the result of the lower operating results based on the reasons previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

Overview
Net cash provided by operating activities totaled approximately $1.9 million for the first quarter of 2003 compared to $6.4 million for the same quarter of 2002. The decrease in 2003 compared to 2002 was primarily the result of lower operating results and working capital variances.

Net cash used in investing activities was $2.5 million for the first quarter of 2003 compared to $416 thousand of cash provided by investing activities in 2002. Additions to property and equipment totaled $2.7 million in 2003 compared to $1.1 million in 2002. Capital additions included an investment in the new central reservations system, signage related to rebranding and various other projects in the operating divisions. The other major variance between the two quarters is the $1.7 million of proceeds from asset dispositions received in the first quarter of 2002.

Net cash provided by financing activities totaled $2.4 million in 2003 which generally relates to the short-term borrowing for the payment of the central reservations system, further borrowings on the line of credit and the payment of preferred stock dividends. Net cash used in financing activities totaled $6.1 million in the first quarter of 2002 which consists primarily of revolving debt repayments.

At March 31, 2003, the Company had $4.5 million in cash and cash equivalents. The Company believes that its operating cash flow, ability to amend and refinance its revolving credit facility with long-term non-recourse debt by securing mortgages on certain hotel properties financing secured by hotels and proceeds from the sale of its non-core assets will be sufficient to meet its liquidity needs. However, projections of sources of working capital and future financial needs are subject to uncertainty. Refer to "Safe Harbor" for additional information of conditions that could affect future financial needs and sources of working capital.

Financing

The Company has a revolving credit facility. In 2001, the Company refinanced a portion of its revolving credit facility with long term fixed rate mortgages on certain properties and lowered its commitment to $70 million. In December 2002, the Company reduced its commitment to $58.5 million. As of March 31, 2003, $54.3 million of borrowings were outstanding under its $58.5 million revolver.

Although the revolving credit facility matures in June 2005, the Company classified its outstanding borrowings under its $58.5 million revolver as current debt as of March 31, 2003 and December 31, 2002 due to an anticipatory breach of some of the existing covenants in 2003, which have currently not been waived by the lenders. If the Company breaches its covenants and the breach is not waived by the lender one of the lender's remedies under the credit facility is to call the debt due at that time.

The Company intends to refinance its revolving credit facility either with its existing lender and other lenders into non-recourse and revolving debt. Management believes that an adequate borrowing base exists to secure the necessary financing. The Company is also pursuing the sale of certain non-core real estate assets, some of which are included in assets held for sale discussed in Note 8. Management has implemented certain operational efficiencies and cost reduction plans that are expected to improve covenant ratios. These actions are intended to reduce the Company's dependence on the revolving credit facility.

The historical cash flow of the Company has been adequate to service all its normal operating needs, service all interest and regularly scheduled principal payments and capital improvements. Due to the perception of a weak economy, there can be no assurance that future operating performance will provide adequate cash flow for the Company's needs. The ability of the Company to improve its working capital position through the refinance of its revolving credit facility, improve operating results and disposal of non-core assets is dependent upon lending market conditions, the achievement of future operating efficiencies and the liquidity of the real estate market where the Company's assets are located. There can be no assurance that these efforts will be successful.

Provisions under the Company's revolving credit facility agreement require the Company to comply with certain covenants which include limiting the amount of total outstanding indebtedness and other financial measurement covenants. The Company did not meet one of the covenants at the end of the first quarter of 2003, however a waiver has been received from the bank. Also, the covenants for total funded debt ratio, recourse funded debt ratio and fixed charge ratio were amended in December 2002 to provide greater flexibility during the softer economic environment.

In addition to the $54.3 million outstanding on the revolver, the Company has debt and capital lease obligations of approximately $107.2 million as of March 31, 2003 primarily consisting of variable and fixed rate debt secured by individual properties.

Assets Held for Sale

The Company continues to seek opportunities to divest its interest in its non-core assets. The Company recently entered into an agreement subject to various contingencies for the sale of an owned hotel property, a mall and excess land. In addition, the Company has two office buildings with a net book value of approximately $21.6 million classified as assets held for sale as of March 31, 2003. The Company anticipates completing the sale of these assets in 2003 and using the net proceeds of up to approximately $21 million to pay down its revolving credit facility, if the transaction is consummated prior to the Company's anticipated refinance of its $58.5 million revolver, and/or to further expand operations. Two of these properties have been held for sale for a year. There can be no assurance that the Company will be able to successfully sell these properties.

Preferred Stock Dividends

As discussed in Note 4 to the consolidated financial statements, the Company did not make its scheduled dividend payment to holders of its Class A or Class B preferred stock in April 2003 as it was restricted from paying any dividends due to certain violations of its debt covenants with a bank. Dividends on both the Class A and Class B preferred stock are cumulative and the next dividend date is in July 2003. Under the terms of the Class A preferred share agreement, if two consecutive dividend payments are not made the dividend rate increases from 7% per annum to 12% per annum. Under the terms of the Class B preferred share agreement, if two consecutive dividend payments are not made the dividend rate increases from 10% per annum to 15% per annum.

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

OTHER MATTERS

Changes in Key Personnel

In April 2003 the Company announced that Arthur M. Coffey was named President and Chief Executive Officer of the Company. Previously Mr. Coffey served as Executive Vice President and Chief Financial Officer of WestCoast Hospitality
Corporation and as President of WestCoast Hotels. Also in April 2003, the Company announced that Peter P. Hausback was named Vice President and Chief Financial Officer. In March 2003, Donald K. Barbieri retired as President and Chief Executive Officer of the Company. Mr. Barbieri will remain as chairman of the WestCoast Hospitality Corporation Board of Directors.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for WestCoast starting July 1, 2003 and is not expected to have a material effect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is effective for all contracts created or modified after June 30, 2003 except for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not believe that the adoption of this standard will have a material effect on the Company's consolidated financial statements.

ITEM III - Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk has not changed significantly for the three months ended March 31, 2003. See Item 7A of the Company's Form 10K for the year ended December 31, 2002.

ITEM IV - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003.

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

Part II - Other Information

ITEMS 1, 2, 3 and 4 of Part II are omitted from this report, as they are not applicable.

ITEM 5.  OTHER INFORMATION

                None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         99.1 - Arthur M. Coffey - Certification - pursuant to 18 U.S.C. ss1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002
         99.2 - Peter P. Hausback -Certification - pursuant to 18 U.S.C. ss1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         January 7, 2003
         Item 7: Fifth Amendment to Amended and Restated Credit Agreement

         March 3, 2003
         Item 9: WestCoast Hospitality Corporation CEO Announces Change of Role with Company

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


                                              WESTCOAST  HOSPITALITY CORPORATION
                                                                    (Registrant)

Date: May 14, 2003                                    By:  /s/ Peter P. Hausback
                                                              Peter P. Hausback,
                                         Vice President, Chief Financial Officer
                                                and Principal Accounting Officer

     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Arthur M. Coffey, President, Chief Executive Officer and Director of WestCoast Hospitality Corporation certify that:

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

Date: May 14, 2003

/s/ Arthur M. Coffey
President, Chief Executive Officer and Director

     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Peter P. Hausback, Vice President, Chief Financial Officer and Principal Accounting Officer of WestCoast Hospitality Corporation certify that:

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

Date: May 14, 2003

/s/ Peter P. Hausback
Vice President, Chief Financial Officer and Principal Accounting Officer

Exhibit 99.1

WESTCOAST HOSPITALITY CORPORATION
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of WestCoast Hospitality Corporation (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Arthur M. Coffey, President, Chief Executive Officer and Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Arthur M. Coffey

Arthur M. Coffey
President, Chief Executive Officer and Director
May 14, 2003

Exhibit 99.2

WESTCOAST HOSPITALITY CORPORATION
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of WestCoast Hospitality Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter P. Hausback, Vice President, Chief Financial Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter P. Hausback

Peter P. Hausback
Vice President, Chief Financial Officer and Principal Accounting Officer May 14, 2003