Form 10-Q
period 2003-06-30
WESTCOAST HOSPITALITY CORP
filed 2003-08-14
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15)d OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003
                                        _____________

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ________________ to ________________

Commission file number  001-13957
                        _________

                        WESTCOAST HOSPITALITY CORPORATION
     _______________________________________________________________________
             (Exact name of registrant as specified in its charter)


                                   Washington
     _______________________________________________________________________
         (State or other jurisdiction of incorporation or organization)

                                   91-1032187
     _______________________________________________________________________
                      (I.R.S. Employer Identification No.)


         201 W. North River Drive, Suite 100, Spokane, Washington 99201
     _______________________________________________________________________
               (Address of principal executive offices) (Zip Code)


                                 (509) 459-6100
     _______________________________________________________________________
              (Registrant's telephone number, including area code)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     |X|       No
      ______         ______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes               No  |X|
      ______         ______

As of August 8, 2003 there were 13,004,657 shares of the Registrant's common stock outstanding.

                       WESTCOAST HOSPITALITY CORPORATION

                                    Form 10-Q
                       For the Quarter Ended June 30, 2003

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements: (unaudited)

     Consolidated Balance Sheets
          June 30, 2003 and December 31, 2002                                  3

     Consolidated Statements of Operations
          Three Months and Six Months Ended June 30, 2003 and 2002             4

     Consolidated Statements of Cash Flows
          Six months Ended June 30, 2003 and 2002                            5-6

     Condensed Notes to Consolidated Financial Statements                   7-12

Item 2. Management's Discussion and Analysis of Financial

     Condition and Results of Operations                                   13-24

Item 3. Quantitative and Qualitative Disclosures About Market Risk            25

Item 4. Controls and Procedures                                               25

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    (a)

Item 2. Changes in Securities and Use of Proceeds                            (a)

Item 3. Defaults Upon Senior Securities                                      (a)

Item 4. Submission of Matters to a Vote of Security Holders                   25

Item 5. Other Information                                                    (a)

Item 6. Exhibits and Reports on Form 8-K                                      26

Signatures                                                                    27

(a) Item is omitted as it is not applicable for the period covered by this report.

PART I -FINANCIAL INFORMATION
Item 1. Financial Statements

WestCoast Hospitality Corporation
Consolidated Balance Sheets (unaudited)
June 30, 2003 and December 31, 2002
($ in thousands, except share data)

                                                                                June 30,           December 31,
                                                                                  2003                 2002
Assets:
    Current assets:
      Cash and cash equivalents                                             $      3,518         $        752
      Restricted cash                                                              3,310                1,949
      Accounts receivable, net                                                    10,701                9,559
      Inventories                                                                  1,919                2,040
      Assets held for sale                                                        21,705               34,408
      Prepaid expenses and other                                                   4,758                2,693
                                                                            ------------------   ------------------
             Total current assets                                                 45,911               51,401
                                                                            ------------------   ------------------
    Property and equipment, net                                                  250,008              241,255
    Goodwill                                                                      28,042               28,042
    Other intangible assets, net                                                  14,804               15,188
    Other assets, net                                                             19,916               20,824
                                                                            ------------------   ------------------
             Total assets                                                   $    358,681         $    356,710
                                                                            ==================   ==================

Liabilities:
    Current liabilities:
      Accounts payable                                                      $     7,865          $     6,773
      Accrued payroll and related benefits                                        4,788                6,173
      Accrued interest payable                                                      640                  695
      Advanced deposits                                                             408                  198
      Other accrued expenses                                                     10,515                8,494
      Notes payable to bank                                                           -               52,100
      Long-term debt, due within one year                                         5,804                4,889
      Capital lease obligations, due within one year                                 84                  268
                                                                            ------------------   ------------------
             Total current liabilities                                           30,104               79,590
                                                                            ------------------   ------------------
    Long-term debt, due after one year                                          153,708              101,206
    Deferred revenue                                                              2,483                2,626
    Deferred income taxes                                                        16,961               16,261
    Minority interest in partnerships                                             2,780                2,911
                                                                            ------------------   ------------------
             Total liabilities                                                  206,036              202,594
                                                                            ------------------   ------------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock - 5,000,000 shares authorized; $0.01 par value;
    $50 per share liquidation value:
      Series A - 298,569 and 301,315 shares issued and outstanding                    3                    3
      Series B - 298,569 and 301,315 shares issued and outstanding                    3                    3
    Additional paid-in capital, preferred stock                                  29,851               30,125
    Common stock - 50,000,000 shares authorized; $0.01 par value;
      12,994,163 and 12,981,878 shares issued and outstanding                       130                  130
    Additional paid-in capital, common stock                                     84,142               84,083
    Retained earnings                                                            38,516               39,772
                                                                            ------------------   ------------------
             Total stockholders' equity                                         152,645              154,116
                                                                            ------------------   ------------------
             Total liabilities and stockholders' equity                     $   358,681         $    356,710
                                                                            ==================   ==================

The accompanying notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation
Consolidated Statements of Operations (unaudited)
For the Three Months and Six Months Ended June 30, 2003 and 2002
(in thousands, except per share data)

                                                                            Three Months                        Six Months
                                                                           Ended June 30,                     Ended June 30,
                                                                      2003               2002             2003              2002

Revenues:
      Hotels and restaurants                                    $   43,346         $   46,736      $    77,442        $   83,941
      Franchise, central services and development                      888              1,183            1,978             1,934
      Entertainment                                                  1,384              1,493            3,985             3,472
      Real estate                                                    2,363              2,139            4,665             4,611
      Corporate services                                                87                 72              174               134
                                                                ---------------    --------------  ---------------    --------------
             Total revenues                                         48,068             51,623           88,244            94,092
                                                                ---------------    --------------  ---------------    --------------

Operating expenses:
        Hotels and restaurants                                      35,124             37,174           67,755            71,694
        Franchise, central services and development                    413                568              892             1,019
        Entertainment                                                1,291              1,467            3,481             2,911
        Real estate                                                  1,216              1,030            2,434             2,242
        Corporate services                                              83                 53              160               101
        Depreciation and amortization                                3,157              2,659            5,764             5,376
        (Gain) loss on asset dispositions including recoveries         364               (83)              696           (3,097)
        Conversion expenses                                             79                  6              367                 7
                                                                ---------------    --------------  ---------------    -------------
             Total direct expenses                                  41,727             42,874           81,549            80,253
      Undistributed corporate expenses                                 587                332            1,327               905
                                                                ---------------    --------------  ---------------    -------------
             Total expenses                                         42,314             43,206           82,876            81,158
                                                                ---------------    --------------  ---------------    -------------
Operating income                                                     5,754              8,417            5,368            12,934

Other income (expense):
      Interest expense, net of amounts capitalized                 (2,713)            (2,655)          (5,355)           (5,522)
      Interest income                                                  103                116              207               158
      Other income (expense)                                         (312)                  9            (293)                 4
      Equity income (loss) in investments                               21                 16               80              (12)
      Minority interest in partnerships                                 18               (61)              131              (66)
                                                                ---------------    --------------  ---------------    -------------
Income before income taxes                                           2,871              5,842              138             7,496
Income tax expense                                                   1,078              2,062              113             2,646
                                                                ---------------    --------------  ---------------    -------------
Net income                                                           1,793              3,780               25             4,850
Preferred stock dividend                                             (640)              (645)          (1,281)           (1,291)
                                                                ---------------    --------------  ---------------    -------------
Net income (loss) to common stockholders                        $    1,153         $    3,135      $   (1,256)        $    3,559
                                                                ===============    ==============  ===============    =============

Net earnings (loss) per share:
      Basic                                                     $     0.09         $     0.24      $    (0.10)        $     0.27
      Diluted                                                   $     0.09         $     0.24      $    (0.10)        $     0.27

Weighted average shares outstanding - basic                         12,994             12,970           12,993            12,970
                                                                ===============    ==============  ===============    =============
Weighted average shares outstanding - diluted                       13,280             13,315           12,993            13,319
                                                                ===============    ==============  ===============    =============

The accompanying notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation
Consolidated Statements of Cash Flows (unaudited)
For the Six Months Ended June 30, 2003 and 2002
($ in thousands)

                                                                                Six Months Ended June 30,
                                                                                  2003            2002
Operating activities:
    Net income                                                                $     25       $   4,850
      Adjustments to reconcile net income to net cash provided
        by operating activities:
           Depreciation and amortization                                         5,764           5,376
           (Gain) loss on disposition of property, equipment
             and other assets                                                      696         (3,097)
           Non-cash reduction of preferred stock resulting in gain               (230)               -
           Write-off of deferred loan fees                                         790               -
           Deferred income tax provision                                           700             200
           Minority interest in partnerships                                     (131)              66
           Equity in investments                                                  (80)              12
           Compensation expense related to stock issuance                            5               7
           Provision for doubtful accounts                                         189             111
           Change in current assets and liabilities:
             Restricted cash                                                   (1,361)           (594)
             Accounts receivable                                               (1,209)         (1,112)
             Inventories                                                           121            (81)
             Prepaid expenses and other                                        (2,070)         (1,676)
             Accounts payable                                                    1,068           3,972
             Accrued payroll and related benefits                              (1,385)             875
             Accrued interest payable                                             (55)            (36)
             Other accrued expenses and advance deposits                         1,596           1,495
                                                                           --------------  --------------
               Net cash provided by operating activities                         4,433          10,368
                                                                           --------------  --------------

Investing activities:
    Purchases of property and equipment                                        (4,117)         (2,468)
    Proceeds from disposition of property and equipment                             17           1,828
    Proceeds from disposition of investment                                        350               -
    Other, net                                                                      69             142
                                                                           --------------  --------------
               Net cash used in investing activities                           (3,681)           (498)
                                                                           --------------  --------------

The accompanying notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation
Consolidated Statements of Cash Flows (unaudited), continued
For the Six Months Ended June 30, 2003 and 2002
($ in thousands)

                                                                                Six Months Ended June 30,
                                                                                  2003            2002
Financing activities:
    Proceeds from note payable to bank                                          35,300               -
    Repayment of note payable to bank                                         (87,400)         (7,650)
    Proceeds from long-term debt                                                55,200               -
    Proceeds from short-term debt                                                2,658               -
    Repayment of long-term debt                                                (1,783)         (1,563)
    Proceeds from issuance of common stock under employee
      stock purchase plan                                                           54              49
    Preferred stock dividend payments                                            (646)           (645)
    Principal payments on capital lease obligations                              (184)           (187)
    Additions to deferred financing costs                                      (1,185)            (19)
                                                                           --------------  --------------
               Net cash provided by (used in) financing activities               2,014         (10,015)
                                                                           --------------  --------------

Change in cash and cash equivalents:
    Net increase (decrease) in cash and cash equivalents                         2,766           (145)
    Cash and cash equivalents at beginning of period                               752           4,613
                                                                           --------------  --------------
    Cash and cash equivalents at end of period                               $   3,518       $   4,468
                                                                           ==============  ==============

Supplemental disclosure of cash flow information:

    Cash paid during the period for:
      Interest                                                               $   5,410       $   5,558
      Income taxes                                                           $      93       $     801

    Non-cash investing and financing activities:
      Preferred stock dividends accrued                                      $   1,281       $   1,291
      Sale-operating leaseback of equipment                                  $   2,658       $       -
      Non-cash reduction of working capital for
        preferred stock                                                      $      44       $       -
      Reclassification of assets held for sale to property
        and equipment                                                        $  12,978       $       -
      Addition of note receivable on sale of building                        $       -       $   2,607
      Investment in real estate venture                                      $       -       $   1,194
      Assignment of debt to purchaser of building                            $       -       $   7,198

The accompanying notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation
Condensed Notes to Consolidated Financial Statements

1.       NATURE OF BUSINESS AND ORGANIZATION

WestCoast Hospitality Corporation ("the Company" or "WestCoast") is primarily engaged in the ownership, management, development, and franchising of mid-scale, full service hotels. As of June 30, 2003, the system contained 73 properties in 12 states and one Canandian province, totaling over 12,700 rooms and over 583,700 square feet of meeting space. At June 30, 2003, the Company owned an interest in and operated 28 hotels, leased 14 hotels, managed six hotels owned by others and franchised 25 hotels owned and operated by third parties. The Company's hotel brands include WestCoast(R) and RedLion(R).

The Company is also engaged in activities related or supplementary to the operation of hotels. These activities include computerized ticketing services and presenting entertainment productions through its entertainment division and owning, leasing, developing and managing commercial and residential properties through its real estate services division.

The Company was incorporated in the State of Washington on April 25, 1978. A substantial portion of the Company's assets are held in WestCoast Hospitality Limited Partnership ("WHLP"). WHLP was formed in the State of Delaware on October 23, 1997. The Company is the sole general partner and approximately 98% owner of WHLP and manages its operations.

The consolidated financial statements include the accounts of WestCoast Hospitality Corporation, its wholly owned subsidiaries, its general and limited partnership interests in WHLP, a 50% interest in a limited partnership and its equity basis investment in other limited partnerships. All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

2.         BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by WestCoast pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. The balance sheet as of December 31, 2002 has been compiled from the audited balance sheet as of such date. The Company believes that the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2002 previously filed with the SEC on Form 10-K.

In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at June 30, 2003 and the consolidated results of operations and cash flows for the periods ended June 30, 2003 and 2002. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosures of contingent liabilities. Accordingly, ultimate results could differ materially from those estimates.

3.       DEBT REFINANCE

On June 27, 2003, the Company completed the refinance of its revolving credit facility by securing term debt of $55.2 million from a finance company under ten separate promissory notes. The notes are collateralized by certain hotel properties. The notes bear interest at 6.7% and utilize a 25-year amortization period, but are due in full on July 11, 2013. In connection with securing this term debt, the Company incurred loan fees and other costs totaling $1.1 million which have been capitalized and will be amortized using the effective interest method over the ten year period of the underlying promissory notes. Proceeds of $1.7 million have been set aside in reserve accounts for taxes, insurance, repairs and other reserves.

A portion of the proceeds from the new borrowings were used to pay down the $51.5 million outstanding balance on the Company's primary revolving credit facility. The credit facility agreement was then amended effective June 27, 2003, reducing the maximum borrowing amount to $4.0 million. The credit facility is collateralized by certain property and equipment and interest is computed based upon either the bank's prime rate or certain LIBOR rates at the Company's option. At June 30, 2003, the Company had no outstanding balance under the credit facility. The agreement contains certain restrictions and covenants, the most restrictive of which require the Company to maintain a minimum fixed charge ratio and a maximum debt to equity ratio. At June 30, 2003, the Company was in compliance with all covenants under the agreement. The amended credit facility does not require any principal payments until its maturity date of June 30, 2005. As a result, any possible future borrowings in 2003 would be reflected as a long-term liability.

As of the date of the amendment to the credit facility, the balance of unamortized deferred finance costs associated with the existing revolving credit facility was $848 thousand. The amendment resulted in a 92% reduction of borrowing capacity under the revolving credit facility. As such, in June 2003 the Company recorded a proportionate write-off of the existing deferred loan costs of $790 thousand.

4.       SALE AND SUBSEQUENT LEASEBACK OF EQUIPMENT

In June 2003, WestCoast completed the sale to a finance company of certain capitalized software and equipment previously included in construction in-process. The proceeds of approximately $2.7 million were used to repay the outstanding balance on an interim note payable to the finance company in the same amount. Certain other costs directly related to the software and equipment were paid for directly by the finance company, totaling $451 thousand. WestCoast then entered into an operating lease agreement with the finance company which expires in June 2005 and requires monthly payments of approximately $52 thousand. At the option of WestCoast, the lease term is renewable for three one-year terms. No gain or loss was recorded on this sale-leaseback transaction.

5.       BUSINESS SEGMENTS

The Company has four operating segments: (1) hotels and restaurants; (2) franchise, central services and development; (3) entertainment; and (4) real estate. In addition, corporate services consists primarily of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment, which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense, income tax expense, and other income (expense) items. Therefore, these items are not allocated to the segments.

Selected  information  with  respect  to  the  segments  is  as  follows
($ in thousands):

                                                              Three Months Ended June 30,             Six Months Ended June 30,
                                                               2003                2002                 2003             2002
Revenues:
    Hotels and restaurants                                  $ 43,346           $ 46,736             $ 77,442         $ 83,941
    Franchise, central services and development                  888              1,183                1,978            1,934
    Entertainment                                              1,384              1,493                3,985            3,472
    Real estate                                                2,363              2,139                4,665            4,611
    Corporate services                                            87                 72                  174              134
                                                          --------------    ---------------       -------------   ------------
                                                            $ 48,068           $ 51,623             $ 88,244         $ 94,092
                                                          ==============    ===============       =============   ============

Operating income (loss):
    Hotels and restaurants                                  $  4,960           $  7,386             $  3,539         $  7,899
    Franchise, central services and development                  399                534                  935              742
    Entertainment                                                 10               (54)                  345              405
    Real estate                                                1,195              1,016                2,327            2,119
    Corporate services                                         (810)              (465)              (1,778)            1,769
                                                          --------------    ---------------       -------------   ------------
                                                            $  5,754           $  8,417             $  5,368         $ 12,934
                                                          ==============    ===============       =============   ============

6.       EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations ($ in thousands, except per share amounts):

                                                                Three Months Ended June 30,             Six Months Ended June 30,
                                                                 2003                2002                 2003             2002
Numerator:
    Net income                                                 $ 1,793            $ 3,780           $     25           $  4,850
    Preferred stock dividend                                     (640)              (645)            (1,281)            (1,291)
                                                            --------------    ---------------     -------------      ------------
Net income (loss) to common stockholders - basic                 1,153              3,135            (1,256)              3,559

    Effect of dilutive OP units (a)                                  7                 31                  -                 56
                                                            --------------    ---------------     -------------      ------------
Net income (loss) to common stockholders - diluted             $ 1,160            $ 3,166           $(1,256)           $  3,615
                                                            ==============    ===============     =============      ============
Denominator:
Weighted average shares outstanding - basic                     12,994             12,970             12,993             12,970
    Effect of dilutive OP units                                    286                286                  -                286
    Effect of dilutive common stock options and
      convertible notes (a)                                          -                 59                  -                 63
                                                            --------------    ---------------     -------------      ------------
Weighted average shares outstanding - diluted                   13,280             13,315             12,993             13,319
                                                            ==============    ===============     =============      ============
Net earnings (loss) per share - basic and diluted              $  0.09            $  0.24           $ (0.10)           $   0.27
                                                            ==============    ===============     =============      ============

(a) At June 30, 2003, 827,604 stock options were outstanding. The effects of the shares which would be issuable upon exercise of these options have been excluded from the  calculation of diluted  earnings per share for the three month and six month periods ending June 30, 2003 because they are  anti-dilutive.  At June 30, 2002,  1,232,341 stock options were outstanding,  of which
872,568 were excluded from the  calculation of diluted  earnings per share for the three month and six month periods ending
June 30, 2002 because they are anti-dilutive. The operating partnership   ("OP")  units  are  excluded  from  the   weighted-average
share calculation  for the six month  period  ending  June 30, 2003  because  they are anti-dilutive.  Convertible notes are excluded from the  weighted-average  share calculation for all periods presented as they are anti-dilutive.

7.           DISPOSITION OF INVESMENT

Effective April 2003, the Company sold its ownership investment in a hotel venture to an unrelated party for $350 thousand. In addition, the Company assigned its interest in the management agreement to the same party in exchange for a structured payment arrangement totaling approximately $141 thousand with payments through January 2004. The carrying value of the Company's investment at the date of sale was $934 thousand, resulting in a loss on the transaction of $443 thousand, which is included as a loss on asset dispositions in the accompanying statement of operations.

8.           ASSETS HELD FOR SALE

At June 30, 2003, assets held for sale consists of two office buildings with a net carrying value of $21.7 million. One additional property was held for sale at December 31, 2002, making the balance $34.4 million at that date.

As previously disclosed, the Company had entered into a purchase and sale agreement with a potential buyer for the WestCoast Kalispell Center Hotel and Mall. The Company and the buyer subsequently terminated this agreement, at which time the Company determined that it was no longer in its best interest to continue to market the property for sale. As a result of this decision, the net book value of the related assets of approximately $13.0 million has been reclassified from assets held for sale to property and equipment. A depreciation adjustment of $520 thousand was recorded in June 2003, reflecting non-cash expenses that would have been recognized had the assets been classified as held and used since July 2002.

Depreciation of the other two assets remains suspended. Management is committed to the sale of the assets and is actively marketing the properties. Both of the properties are available for sale in their present condition at prices management believes reasonable compared to their respective estimated fair values. Management believes it is unlikely that significant changes to its plans for sale of these properties will be made.

9.       STOCK BASED COMPENSATION

In June 2003, the Company granted 60,468 options to purchase its common stock to certain employees at an exercise price of $5.98 under the Company's 1998 stock incentive plan. The market value of the Company's common stock on the date of grant was $4.41 per share. The options vest 50% in June 2007 and 50% in June 2008, subject to accelerated vesting in the event of certain target market prices for the Company's common stock are reached. The options expire in June 2013.

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

As permitted by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has chosen to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and to provide the disclosure only requirements of SFAS No. 123. On December 31, 2002, the
Financial Accounting Standards Board ("FASB") amended the transition and disclosure requirements of SFAS No. 123 through the issuance of Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation
- Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends the existing disclosures to make more frequent and prominent disclosure of stock-based compensation expense beginning with financial statements for fiscal periods ending after December 15, 2002.

The Company has chosen not to record compensation expense using fair value measurement provisions in the statement of operations. Had compensation cost for plan been determined based on the fair value at the grant dates for awards under the plans, reported net income or loss and earnings (loss) per share would have been changed to the pro forma amounts indicated below
($ in thousands,  except per share amounts):

                                                                       Three Months Ended June 30,      Six Months Ended June 30,
                                                                          2003            2002           2003             2002
   Reported net income (loss) applicable to common stockholders          $ 1,153         $ 3,135       $ (1,256)        $ 3,559
        Add back: stock based employee compensation
          expense, net of related tax effects                                  -               -               3             10
        Deduct: Total stock-based employee compensation
          expense determined under fair valued based
          method for all awards, net of related tax effects                (128)               -           (465)          (202)
                                                                       -------------   -------------  -------------  ------------
   Pro forma net income (loss) applicable to common stockholders         $ 1,025         $ 3,135      $ (1,718)         $ 3,367
                                                                       =============   =============  =============  ============
   Basic and diluted net earnings (loss) per share:
     Reported net earnings (loss) per share                              $  0.09         $  0.24      $  (0.10)         $  0.27
     Stock-based employee compensation, fair value                        (0.01)               -         (0.03)          (0.02)
                                                                       -------------   -------------  -------------  ------------
   Pro forma basic and diluted net earnings (loss) per share             $  0.08         $  0.24      $  (0.13)         $  0.25
                                                                       =============   =============  =============  ============

10.       PREFERRED STOCK

In June 2003, the Company entered into a termination agreement with one of its franchised properties. As consideration for the early termination of the franchise agreement totaling $274 thousand, the Company received 2,746 shares each of its own Series A and Series B preferred stock with a stated value of $50 per share. A termination gain of $230 thousand was recorded by the Company and is included in revenues for franchise, central services, and development.

The Company is no longer restricted from the payment of dividends. On July 3, 2003, the Company paid a dividend to the shareholders of record as of June 30, 2003 of its Series A and Series B preferred stock totaling approximately $1.3 million, which represented all current dividends and dividends that were previously accrued under the preferred stock agreement.

11.       RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements" ("FIN No. 46"). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for WestCoast starting July 1, 2003 and is not expected to have a material effect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is effective for all contracts created or modified after June 30, 2003 except for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not believe that the adoption of this standard will have a material effect on the Company's consolidated financial statements.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a material impact on the Company's consolidated financial statements.

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

GENERAL
_______

The following discussion and analysis addresses the results of operations for the Company for the three month and six month periods ended June 30, 2003. The following should be read in conjunction with the unaudited Consolidated
Financial Statements and the Notes thereto. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those discussed above in "Safe Harbor for Forward Looking Statements".

The Company's revenues are derived primarily from hotels and restaurants and reflect revenue from rooms, food and beverage, third party management and other sources, including telephone, guest services, banquet room rentals, gift shops and other amenities. Hotel and restaurants revenue accounted for 90.2% of total revenues in the three months ended June 30, 2003 and decreased 7.3% to $43.3 million in 2003 from $46.7 million in 2002. The balance of the Company's revenues is derived from its franchise, central services and development, entertainment, real estate, and corporate services segments. These revenues are generated from franchise fees, ticket distribution handling fees, internet services, real estate management fees, sales commissions, development fees and rents. Franchise, central services and development accounted for 1.8% of the Company's revenue for the three months ended June 30, 2003. Entertainment accounted for 2.9% and real estate division accounted for 4.9% of total revenues for the same period.

As is typical in the hospitality industry, revenue per available room ("RevPAR"), average daily rate ("ADR") and occupancy levels are important performance measures. The Company's operating strategy is focused on enhancing revenue and operating margins by increasing RevPAR, ADR, occupancy and operating efficiencies of the hotels. These performance measures are impacted by a variety of factors including national, regional and local economic conditions, degree of competition with other hotels in their respective market areas and, in the case of occupancy levels, changes in travel patterns.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
__________________________________________

A critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. All of the Company's significant accounting policies are described in
Note 2 to the 2002 consolidated financial statements included in the Form 10-K. The more critical accounting policies and estimates used relate to:

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

Real estate division revenue represents leasing income on owned commercial and retail properties as well as property management income, development fees and leasing and sales commissions from residential and commercial properties managed by the Company, typically under long-term contracts with the property owner. Lease revenues are recognized over the period of the leases. The Company records rental income from operating leases which contain fixed escalation clauses on the straight-line method. The difference between income earned and lease payments received from the tenants is included in other assets on the consolidated balance sheets. Rental income from retail leases which is contingent upon the lessees' revenues is recorded as income in the period earned. Management fees and leasing and sales commissions are recognized as these services are performed.

Entertainment derives revenue primarily from computerized event ticketing services and promotion of Broadway shows and other special events. Where the Company acts as an agent and receives a net fee or commission, it is recognized as revenue in the period the services are performed. When the Company is the promoter of an event and is at risk for the production, revenues and expenses are recorded in the period of the event performance.

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

The Company accounts for assets held for sale in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"). The Company's assets held for sale are recorded at the lower of their historical carrying value (cost less accumulated depreciation) or market value. Depreciation is terminated when the asset is determined to be held for sale. If the assets are ultimately not sold within the guidelines of SFAS No. 144, depreciation would be recaptured for the period they were classified on the balance sheet as held for sale.

The Company's intangible assets include brands and goodwill. The Company accounts for its brands and goodwill in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"). The Company expects to receive future benefits from previously acquired brands and goodwill over an indefinite period of time and therefore, effective January 1, 2002, no longer amortizes its brands and goodwill in accordance with SFAS No. 142. The annual impairment review requires the Company to make certain judgments, including estimates of future cash flow with respect to brands and estimates of the Company's fair value and its components with respect to goodwill and other intangible assets.

The Company's other intangible assets include management, marketing and lease contracts. The value of these contracts is amortized on a straight-line basis over the weighted average life of the agreements. The assessment of these contracts requires the Company to make certain judgments, including estimated future cash flow from the applicable properties.

The Company reviews the ability to collect individual accounts receivable on a routine basis. The Company records an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible and amounts that are past due beyond a certain date. The receivable is written off against the allowance for doubtful accounts if collection attempts fail. The Company's estimate for its allowance for doubtful accounts is impacted by, among other things, national and regional economic conditions, including the magnitude and duration of the economic downturn of the United States.

Effective January 1, 2002, the Company established the WestCoast Central Program Fund ("CPF"), organized in accordance with various franchise agreements. The CPF is responsible for certain advertising services, frequent guest program administration, reservation services, national sales promotions and brand and revenue management services intended to increase sales and enhance the reputation of the Company and its franchise owners including the WestCoast and Red Lion branded properties. Contributions by the Company to the CPF for owned and managed hotels and contributions by the franchisees, through the individual franchise agreements, total up to 5% of room revenue or can be based on reservation fees, frequent guest program dues and other services. While the Company administers the functions of the CPF, the net assets and transactions of the CPF are not commingled with the working capital of the Company. The net assets and transactions of the CPF are, therefore, not included in the accompanying consolidated financial statements in accordance with FASB No. 45, "Accounting for Franchise Fee Revenue".

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

(The remainder of this page is left intentionally blank)

OPERATING RESULTS AND STATISTICS
________________________________

The following table sets forth selected items from the consolidated statements of operations as a percent of total revenues and certain other selected data:

                                                Three Months Ended           Six Months Ended
                                                     June 30,                    June 30,
                                                 2003         2002            2003         2002
    Revenues:
    Hotels and restaurants                         90.2 %       90.6 %         87.8 %       89.2 %
    Franchise, central services and development     1.8          2.3            2.2          2.1
    Entertainment                                   2.9          2.9            4.5          3.7
    Real estate                                     4.9          4.1            5.3          4.9
    Corporate services                              0.2          0.1            0.2          0.1
                                                ----------   -----------    ----------    ----------
        Total revenues                            100.0 %      100.0 %        100.0 %      100.0 %
                                                ==========   ===========    ==========    ==========

    Direct expenses                                86.8 %       83.1 %         92.4 %       85.3 %
    Undistributed corporate expenses                1.2          0.6            1.5          1.0
    Operating income                               12.0         16.4            6.1         13.8
    Interest expense                                5.6          5.0            6.1          5.9
    Income tax expense                              2.2          4.1            0.1          2.8
    Net income                                      3.7 %        7.3 %          0.0 %        5.2 %

    Hotel Statistics: (1)

    Hotels open at end of period                     73           90             73           90
    Available rooms                              12,760       15,855         12,760       15,855

    RevPAR (2) (5)                              $ 41.83      $ 44.05        $ 37.28      $ 39.38
    ADR (3)                                     $ 71.14      $ 73.17        $ 69.24      $ 72.57
    Average Occupancy (4) (5)                      58.8 %       60.2 %         53.8 %       54.3 %
    EBITDA ($ in thousands)(6)                  $ 9,275     $ 10,993       $ 11,828     $ 15,213

(1)  "Hotels open at end of period" and "Available rooms" represents statistics for actual hotels owned, managed or franchised at
     June 30, 2003 and 2002.  However, RevPAR, ADR, and average occupancy statistics are calculated using statistics for comparable hotels (owned, managed or franchised for greater than one year by Westcoast Hospitality Corporation).
(2)  Revenue per available room ("RevPAR") represents total room and related revenues divided by total available rooms, net of rooms out of service due to significant renovations.
(3)  Average daily rate ("ADR") represents total room revenues divided by the total number of paid rooms occupied by hotel guests.
(4)  Average occupancy represents total paid rooms occupied divided by total available rooms.  Total available rooms represents the number of rooms available multiplied by the number of days in the reported period.
(5)  Rooms under renovation were excluded from RevPAR and average occupancy percentage.  Due to the short duration of renovation, in the opinion of management, excluding these rooms did not have a material impact on RevPAR and average occupancy.
(6)  EBITDA represents income before income taxes, interest expense, interest income, depreciation, amortization, gain/loss on asset dispositions, equity in investments, minority interest, and other income/expenses.  EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and such information should not be considered as an alternative to net income, cash flow from operations or any other measure of performance prescribed by generally accepted accounting principles.  While not all companies calculate EBITDA in the same fashion and therefore EBITDA as presented may not be comparable to similarly titled measures of other companies, EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the Company's ability to service debt and invest in property and equipment. EBITDA is not necessarily available for management's discretionary use due to restrictions included in the Company's various borrowing agreements and other considerations.  For additional details refer to the EBITDA reconciliation to cash flow from operations.

The following is a reconciliation of EBITDA to its comparable measurement in accordance with generally accepted accounting principles for each of the periods presented ($ in thousands):

                                                             Three Months ended June 30,        Six Months ended June 30,
                                                               2003               2002            2003             2002
   EBITDA                                                   $  9,275           $ 10,993        $ 11,828          $ 15,213
     Income tax provision                                    (1,078)            (2,062)           (113)           (2,646)
     Deferred income tax provision                               350                100             700               200
     Interest expense                                        (2,713)            (2,655)         (5,355)           (5,522)
     Interest and other income, net                            (209)                125            (86)               162
     Other non-cash operating activities                         632                 95             754               118
     Change in working capital accounts                      (3,399)            (2,009)         (3,295)             2,843
                                                        ---------------   ----------------   --------------   ---------------
   Net cash provided by operating activities                $  2,858           $  4,587         $ 4,433          $ 10,368
                                                        ===============   ================   ==============   ===============

RESULTS OF OPERATIONS
_____________________

Comparison of the Three Months Ended June 30, 2003 to the Three Months Ended June 30, 2002

Revenues
Hotel and restaurant revenue for the three months ended June 30, 2003 was lower than the prior year comparative period by $3.4 million or 7.3%. This is primarily due to decreases in room revenue of $1.8 million, food revenue of $1.0 million and beverage revenue of $300 thousand. ADR at owned and leased hotels for the second quarter of 2003 was $70.35, lower than the prior year comparitive period by $0.43. Average occupancy for the three months ended June 30, 2003 for owned and leased hotels was 58.4% versus 61.7% for the same period in 2002. The resulting RevPAR finished $2.54 below prior year for owned and leased. These results are indicative of the national trends of a decline in business travel and excursion travel between comparative periods resulting in part from the perception of a weak national economy, personal spending cut-backs, and certain national security threats. It is also indicative of a higher percentage of internet channel reservations which generally result in a lower room rate for the Company. Also, management fee revenue for the three months ended June 30, 2003 is down $300 thousand from the comparative prior period. This decrease is the result of both a decline in the number of hotels managed during the comparative periods, from 11 down to six, and a general decline in the room revenues for the managed properties, on which management fees are primarily based.

Franchise, central services and development revenue for the three months ended June 30, 2003 of $888 thousand was lower than the prior year comparative period by $295 thousand or 24.9%. This is primarily due to the lost franchise revenue from 14 franchise hotels that left the system in 2003, partially offset by revenues from three new franchises that entered the system in 2003. It also is the result of lower room revenues at the franchise hotels, on which most franchise fees are based, partially offset by a $230 thousand gain related to the termination of a franchise agreement during the period.

Entertainment revenue for the three months ended June 30, 2003 of $1.4 million was lower than the prior year comparative period by $109 thousand or 7.3%. During April 2002 two Broadway presentations took place, whereas no such presentations took place in April 2003. This drop for the second quarter of 2003 was partially offset by increased ticket demand for TicketsWest Eastern Washington and Colorado.

Real estate division revenue for the three months ended June 30, 2003 of $2.4 million increased from the prior year comparative period by $224 thousand or 10.5%. This is primarily due to rental income from new tenants at owned real estate properties and commissions received on the sales and leasing of certain real estate space on behalf of third parties.

Direct Expenses
Direct expenses decreased $1.1 million, or 2.7%, to $41.7 million in the second quarter of 2003 from $42.9 million in 2002. The decline is principally due to savings on labor resulting from the adjustments of our scalable workforce in both the hotels and restaurants division and the entertainmnet division. This includes utilization of part-time employees and reducing reliance on overtime hours worked by non-exempt full time employees. The Company is also seeing the realization from purposeful cost cutting measures enacted early in the year. These gains were offset by commission expense incurred by the real estate division, recapture of non-cash depreciation on the WestCoast Kalispell Hotel and Mall described below, and a loss on the disposition of the Company's ownership interest in a hotel property of $443 thousand.

Undistributed Corporate Expenses
Total undistributed corporate expenses for the three months ended June 30, 2003 increased $255 thousand to $587 thousand from $332 thousand for the same period in 2002. This change is due to higher employee benefit costs and increases in both insurance and professional services expenses experienced in 2003.

Interest Expense
Interest expense for the second quarter of 2003 increased 2.2% compared to the same period in 2002 due to a slightly higher average balance outstanding on the Company's primary revolving credit facility between periods, and the existence of the note payable to a finance company related to the sale-operating leaseback transaction which did not exist in 2002, partially offset by generally lower rates on other variable rate borrowings.

Income Taxes
Income tax expense for the three months ended June 30, 2003 of $1.1 million is lower than the comparative period in 2002 by $984 thousand due to a lower taxable income based upon the results of operations.

Other Income (Expense)
Other income (expense) for the quarter decreased from 2002 by $321 thousand. The balance for the second quarter of 2002 was de minimis. For the second quarter of 2003 the balance is comprised of a $790 thousand loan fee write-off, no longer considered extraordinary under generally accepted accounting principles, offset by a contract termination fee of $350 thousand and other net gains of $128 thousand.

Net Income
Net income for the three months ended June 30, 2003 compared to the same period in 2002 is down $2.0 million or 52.6% due primarily to a $1.3 million drop in direct operating profit for hotels and restaurants, and $700 thousand of other changes related to depreciation, termination fees, loan fee write-offs and other costs based on the reasons previously discussed.

Earnings  Per Share
Earnings per share, after the effect of preferred stock dividends, decreased $0.15 to earnings per share of $0.09 for the second quarter of 2003 from $0.24 per share for the same quarter of 2002. This is the result of the lower operating results based on the reasons previously discussed.

Comparison of the Six Months Ended June 30, 2003 to the Six Months Ended June 30, 2002

Revenues
Hotel and restaurant revenues for the six months ended June 30, 2003 are down compared to the prior year by $6.5 million or 7.7%. The decrease is primarily due to declines of about $4.0 million in room revenue, $1.5 million in food revenue and $300 thousand in beverage revenue. ADR at owned and leased hotels for the first six months of 2003 was $67.88, lower than the comparative period in the prior year by $2.31. Average occupancy for the six months ended June 30, 2003 at owned and leased hotels was 52.6% versus 54.9% for the same period in 2002. The resulting RevPAR finished $2.87 below the prior year for owned and leased hotels. These trends are indicative of the decline in business travel and excursion travel between comparative periods resulting from the perception of a weak national economy, personal spending cut-backs, and certain national security threats. It is also indicative of a higher percentage of internet channel reservations which generally result in a lower room rate for the Company. Additionally, in the first quarter of 2002, the Company's hotel in Salt Lake City was positively impacted by the Winter Olympics. The lack of similar activity during the first quarter of 2003 contributed to $1.3 million of the decrease in revenues. Also, management fee revenue for the six months ended June 30, 2003 is down $400 thousand from the comparative prior period. This drop is the result of both a decline in the number of hotels managed during the comparative periods, from 11 down to six, and a general decline in the room revenues for the managed properties, on which our management fees are primarily based. Franchise, central services and development revenue for the six months ended June 30, 2003 of $2.0 million decreased from the prior year comparative period by $44 thousand or 2.3%. This is primarily due to the lost franchise revenue from 14 franchise hotels that left the system in 2003, partially offset by revenues from three new franchises that entered the system in 2003. It also is the result of lower room revenues at the franchise hotels, on which most franchise fees are based, partially offset by a $230 thousand gain related to the termination of a franchise agreement during the period and project development commissions during the first quarter.

Entertainment revenue for the six months ended June 30, 2003 increased from the prior year comparative period by $513 thousand, or 14.8%. These increases are due to increased ticket demand for TicketsWest Eastern Washington and Colorado, especially during the ski lift ticket season in January and February.

Real estate revenue for the six months ended June 30, 2003 increased from the prior year comparative period by $54 thousand or 1.2%. This is primarily due to rental income from new tenants at owned real estate properties and commissions received on the sales and leasing of certain real estate space on behalf of third parties. These increases are offset by reduced lease revenue because of the sale of an office building which closed in March 2002.

Direct Expenses
Direct expenses increased $1.3 million or 1.6% to $81.5 million in the first six months of 2003 from $80.3 million in 2002. Direct expenses for the first quarter of 2002 include a gain of $3.0 million on the sale of an office building. Without the effect of that gain in 2002, direct expenses are down $1.7 million for the first six months of 2003 including $443 thousand of loss on the disposition of the Company's ownership interest in a hotel property, and $520 thousand of depreciation related to the WestCoast Kalispell Hotel and Mall described below. The drop is principally due to savings on labor resulting from the adjustments of our scalable workforce in both the hotels and restaurants division and the entertainment division. This includes utilization of part-time employees and reducing reliance on overtime hours worked by non-exempt full time employees. The Company is also seeing the realization from purposeful cost cutting measures early in the year. These gains were offset by certain commissions paid from the real estate division and the completion of the transition of its Red Lion brand into the system by rebranding 22 of its owned, leased and managed hotels to Red Lion hotels, for which the Company incurred $367 thousand for various conversion activities and for the costs of new branded amenities.

Undistributed Corporate Expenses
Undistributed corporate expenses for the six months ended June 30, 2003 increased about $422 thousand to approximately $1.3 million from approximately $900 thousand for the same period in 2002. This change is due to higher employee benefit costs and increases in both insurance and professional services expenses experienced in 2003.

Interest Expense
Interest expense for the first six months of 2003 decreased 3.0% compared to the same period in 2002 due to generally lower rates on variable rate borrowings, offset by the existence of the note payable to a finance company related to the sale-operating leaseback transaction which did not exist in 2002 and a slightly higher average balance outstanding on the Company's primary revolving credit facility between periods.

Income Taxes
Income tax expense for the six months ended June 30, 2003 of $113 thousand is lower than the comparative period in 2002 by $2.6 million due to a lower taxable income based upon the results of operations.

Other Income (Expense)
Other income (expense) for the year to date period decreased from 2002 by $297 thousand. The balance for the first six months of 2002 was de minimis. For year to date of 2003 the balance is comprised of a $790 thousand loan fee write-off, no longer considered extraordinary under generally accepted accounting principles, offset by a contract termination fee of $350 thousand and other net gains of $147 thousand.

Net Income
Net income for the six months ended June 30, 2003 compared to the same period in 2002 is down $4.8 million due primarily to a $2.6 million decline in direct operating profit for hotels and restaurants, $3.8 million due to the change in asset dispositions between periods, and $1.5 million of other changes related to depreciation, termination fees, loan fee write-offs, taxes and other costs based on the reasons previously discussed.

Earnings (Loss) Per Share
Earnings per share, after the effect of preferred stock dividends, decreased $0.37 to a loss per share of $0.10 for the six months ended June 30, 2003 compared to $0.27 earnings per share for the same period of 2002. This is the result of the lower operating results based on the reasons previously discussed.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

Overview
Net cash provided by operating activities totaled approximately $4.4 million for the six months ended June 30, 2003 compared to $10.4 million for the same period in 2002. The decrease in 2003 compared to 2002 was primarily the result of working capital variances.

Net cash used in investing activities was $3.7 million for the first six months of 2003 compared to $498 thousand of net cash used in investing activities during the same period in 2002. Additions to property and equipment totaled $4.1 million in 2003 compared to $2.5 million in 2002. Capital additions included an investment in signage related to rebranding and various other projects in the operating divisions. It also included additions to the certain software and equipment which was sold and then leased back as described below. The other major variances between the two periods was the $1.8 million of proceeds from asset dispositions received in the first quarter of 2002 compared to $350 thousand received in connection with the disposition of the Company's ownership interest in a hotel property.

Net cash provided by financing activities totaled $2.0 million in 2003 which generally relates to the short-term borrowing for the payment of the certain software and equipment, the effects of the refinancing of the line of credit and the payment of preferred stock dividends. Net cash used in financing activities totaled $10.0 million in the first six months of 2002 which consists primarily of revolving debt repayments.

At June 30, 2003, the Company had $6.8 million in cash and cash equivalents including $3.3 million of cash restricted under certain borrowing arrangements. The Company believes that its operating cash flow, revolving line-of-credit, and proceeds from the sale of its non-core assets will be sufficient to meet its liquidity needs. However, projections of working capital sources and future financial needs are subject to uncertainty. Refer to "Safe Harbor" for additional information of conditions that could affect future financial needs and sources of working capital.

Financing
On June 27, 2003, the Company completed the refinance of its revolving credit facility by securing term debt of $55.2 million from a finance company under ten separate promissory notes. The notes are collateralized by certain hotel properties. The notes bear interest at 6.7% and utilize a 25-year amortization period, but are due in full on July 11, 2013. In connection with securing this term debt, the Company incurred loan fees and other costs totaling $1.1 million which have been capitalized and will be amortized using the effective interest method over the ten year period of the underlying promissory notes. Proceeds of $1.7 million have been set aside in reserve accounts for taxes, insurance, repairs and other reserves.

A portion of the proceeds from the new borrowings were used to pay down the approximate $51.5 million outstanding balance on the Company's primary revolving credit facility. The credit facility agreement was then amended effective June 27, 2003, reducing the maximum borrowing amount to $4.0 million. The credit facility is collateralized by certain property and equipment and interest is computed based upon either the bank's prime rate or certain LIBOR rates at the Company's option. At June 30, 2003, the Company had no outstanding balance under the credit facility. The agreement contains certain restrictions and covenants, the most restrictive of which require the Company to maintain a minimum fixed charge ratio and a maximum debt to equity ratio. At June 30, 2003, the Company was in compliance with all covenants under the agreement. The amended credit facility does not require any principal payments until its maturity date of June 30, 2005. As such, any possible future borrowings in 2003 would be reflected as a long-term liability.

In June 2003, WestCoast completed the sale to a finance company of certain capitalized software and equipment previously included in construction in-process. The proceeds of approximately $2.7 million were used to repay the outstanding balance on the interim note payable to the finance company in the same amount. Certain other costs directly related to the software and equipment were paid for directly by the finance company, totaling $451 thousand. WestCoast then entered into an operating lease agreement with the finance company which expires in June 2005 requiring monthly payments of approximately $52 thousand. At the option of WestCoast, the lease term is renewable for three one-year terms.

In addition to the indebtedness noted above, the Company has debt and capital lease obligations of approximately $104.4 million as of June 30, 2003 primarily consisting of fixed rate and variable rate debt secured by individual properties.

Having completed the refinance of its credit facility, management believes that an adequate borrowing base exists to sustain the operations of the Company. The Company is also pursuing the sale of certain non-core real estate assets included in assets held for sale discussed below. Management has implemented certain operational efficiencies and cost reduction plans that are expected to improve operating performance. These actions are intended to reduce the Company's dependence on its credit facility.

Assets Held for Sale
The Company continues to seek opportunities to divest its interest in its non-core assets. At June 30, 2003, assets held for sale consists of two office buildings with a net carrying value of $21.7 million. Depreciation of these two assets remains suspended. Management is committed to the sale of the assets and is actively marketing the properties. Both of the properties are available for sale in their present condition at prices management believes reasonable compared to their respective fair values. Management believes it is unlikely that significant changes to its plans for sale of these properties will be made. There can be no assurance that the Company will be able to successfully sell these properties.

One additional property was held for sale at December 31, 2002. As previously disclosed, the Company had entered into a purchase and sale agreement with a potential buyer for the WestCoast Kalispell Center Hotel and Mall. The Company and the buyer subsequently terminated this agreement, at which time the Company determined that it was no longer in its best interest to continue to market the property for sale. As a result of this decision, the net book value of the related assets of approximately $13.0 million has been reclassified from assets held for sale to property and equipment. A depreciation adjustment of $520 thousand was recorded in June 2003, reflecting non-cash expenses that would have been recognized had the assets been classified as held and used since July 2002.

Preferred Stock Dividends
The Company is no longer restricted from the payment of dividends. On July 3, 2003 the Company paid a dividend to the shareholders of record as of June 30, 2003 of its Series A and Series B preferred stock, totaling approximately $1.3 million, which represented all current dividends and dividends that were previously acrrued under the preferred stock agreement.

SEASONALITY
___________

The Company's business is subject to seasonal fluctuations. Significant portions of the Company's revenues and profits are realized from May through October. The Company's results for any quarter may not be indicative of the results that may be achieved for the full fiscal year.

INFLATION
_________

The effect of inflation, as measured by fluctuations in the Consumer Price Index, has not had a material impact on the Company's revenues or net income during the periods under review.

OTHER MATTERS
_____________

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements" ("FIN No. 46"). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for WestCoast starting July 1, 2003 and is not expected to have a material effect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is effective for all contracts created or modified after June 30, 2003 except for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not believe that the adoption of this standard will have a material effect on the Company's consolidated financial statements.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a material impact on the Company's consolidated financial statements.

(The remainder of this page is intentionally left blank)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk has not changed significantly for the six months ended June 30, 2003. See Item 7A of the Company's Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
________________________________________________

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

Changes in Internal Controls
____________________________

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART II - OTHER INFORMATION

(Items 1, 2, 3 and 5 of PART II are omitted as they are not applicable for the period covered by this report.)

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders on May 16, 2003, the following actions were taken with the noted results:

Total Outstanding Common Stock: 12,994,163 Shares

1.       Election of Directors

Name                  Votes For     Pct.          Votes Withhold
_________________     _________     _____         ________________

Peter F. Stanton      12,094,420    93.1%         9,047
Stephen R. Blank      12,094,420    93.1%         9,047

2.       Ratification of Auditors for the Year Ended December 31, 2003

Name                  Votes For     Pct.       Votes Against     Votes Abstained
_________________     ___________   ______     ______________    _______________

BDO Seidman, LLP      12,099,126    93.1%      2,582             1,759

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

     10.1 Executive Employment Agreement dated April 13, 2003 between the Registrant and Arthur Coffey.

     10.2 Second Amended and Restated Credit Agreement, Dated as of June 27, 2003, Among WestCoast Hospitality Limited Partnership, U.S. Bank National Association as Administrative Agent and the Other Financial Institutions Party Thereto

     10.3 Promissory Note dated effective as of June 27, 2003, in the original principal amount of $5,100,000 issued by WHC807, LLC, a Delaware limited liability company indirectly controlled by the Registrant ("WHC807"), to Column Financial, Inc. ("Column") (the "WHC807 Promissory Note"). Nine other Delaware limited liability companies indirectly controlled by the Registrant (the "Other LLCs") simultaneously issued nine separate Promissory Notes to Column in an aggregate original principal amount of $50,100,000 and otherwise on terms and conditions substantially similar to those of the WHC807 Promissory Note (these Promissory Notes and their respective issuers and principal amounts are identified in Exhibit D to the Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing filed as Exhibit 10.4).

     10.4 Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated effective as of June 27, 2003, with WHC807 as grantor and Column as beneficiary (the "WHC807 Deed of Trust"). Each of the Other LLCs simultaneously executed a separate Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing as grantor with Column as beneficiary and otherwise on terms and conditions substantially similar to those of the WHC807 Deed of Trust (these nine other documents and their respective grantors and the respective parcels of real property encumbered thereby are identified in Exhibit E to the WHC807 Deed of Trust).

     10.5 Indemnity and Guaranty Agreement dated effective as of June 27, 2003, between the Registrant and Column with respect to the WHC807 Promissory Note and the WHC807 Deed of Trust. The Registrant and Column have entered into nine separate Indemnity and Guaranty Agreements on substantially similar terms and conditions with respect to the Other LLCs' Promissory Notes and Deeds of Trust, Assignments of Leases and Rents, Security Agreements and Fixture Filings referred to in Exhibits 10.3 and 10.4, respectively.

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

     April 8, 2003
     Item 7: WestCoast Hospitality  Corporation Names New CEO and CFO

     May 8, 2003
     Item 9: WestCoast Hospitality Corporation Announces First Quarter Financial Results

     June 30, 2003
     Item 9: WestCoast Hospitality Corporation Announces Completion of $55.2 Million Mortgage Refinance


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities stated and on the date indicated.

WESTCOAST HOSPITALITY CORPORATION
(Registrant)

Date: August 14, 2003

                                                      By:  /s/ Peter P. Hausback
                          ______________________________________________________
                                                               Peter P. Hausback
                                      Vice President and Chief Financial Officer


Date: August 14, 2003

                                                   By:  /s/ Anthony F. Dombrowik
                          ______________________________________________________
                                                            Anthony F. Dombrowik
                           Corporate Controller and Principal Accounting Officer

Exhibit 10.1
EXECUTIVE EMPLOYMENT AGREEMENT

EXECUTIVE  EMPLOYMENT  AGREEMENT,   is  executed  effective  on  April  3,  2003
("Effective  Date")  by  and  between  WestCoast  Hospitality   Corporation,   a
Washington corporation (the "Company"), and Arthur Coffey (the "Executive").

The Company desires to employ the Executive in the capacities of President, Chief Executive Officer, and, for a temporary period of time, Chief Financial Officer, and the Executive desires to be so employed, on the terms and subject to the conditions set forth in this agreement (the "Agreement");

Now, therefore, in consideration of the mutual covenants set forth herein and other good and valuable consideration the parties hereto hereby agree as follows:

1.       Employment; Term.
The Company employs the Executive, and the Executive agrees to be employed by the Company, upon the terms and subject to the conditions set forth herein, for a term commencing on the Effective Date and terminating on December 31, 2004 unless terminated earlier in accordance with Section 5 of this Agreement; provided, that such term shall automatically be extended from time to time for additional periods of one calendar year from the date on which it would otherwise expire unless the Executive, on one hand, or the Company, on the other, gives notice to the other party or parties not less than 120 days prior to such date that it elects to permit the term of this Agreement to expire without extension on such date. (The initial term of this Agreement as the same may be extended in accordance with the terms of this Agreement is hereinafter referred to as the "Term").

2.       Positions; Conduct.
(a) During the Term, the Executive will hold the titles and offices of, and serve in the positions of, President and/or Chief Executive Officer of the Company. Until such time as a replacement is designated by the Board of Directors as Chief Financial Officer, the Executive will continue to serve in his former position as Chief Financial Officer of the Company. The Executive shall report to the Board of Directors of the Company and shall perform such specific duties and services (including service as an officer, director or equivalent position of any direct or indirect subsidiary without additional compensation) as the Board of Directors shall reasonably request consistent with the Executive's positions.

(b) During the Term, the Executive agrees to devote his full business time and attention to the business and affairs of the Company and to faithfully and diligently perform, to the best of his ability, all of his duties and responsibilities hereunder. Nothing in this Agreement shall preclude the Executive from devoting reasonable time and attention to the following (the "Exempted Activities"): (i) serving, with the approval of the Board of Directors of the Company, as an officer, director, trustee or member of any organization,
(ii) engaging in charitable and community activities and (iii) managing his personal investments and affairs. In no event shall the Exempted Activities involve any material conflict of interest with the interests of the Company or, individually or collectively, interfere materially with the performance by the Executive of his duties and responsibilities under this Agreement. The Board of Directors of the Company have approved as an Exempted Activity the Executive's employment as a director and officer of Inland Northwest Corporation, previously a wholly-owned subsidiary of the Company, for which the Company provides certain management and administrative services.

(c) The Executive's office and place of rendering his services under this Agreement shall be in the principal executive offices of the Company. During the Term, the Company shall provide the Executive with executive office space, and administrative and secretarial assistance and other support services consistent with his positions and with his duties and responsibilities hereunder.

3.       Board of Directors; Committees.
It is understood that the right to elect directors of the Company is by law vested in the stockholders and directors of the Company, and it is mutually contemplated that service on the Board of Directors or on any committee of the Board of Directors is not a condition of this Agreement.

4.       Salary; Additional Compensation; Perquisites and Benefits.
(a) During the Term, the Company and the Subsidiary will pay the Executive a base salary at an annual rate of not less than $ 285,000 per annum, subject to annual review by the Compensation Committee of the Board of Directors of the Company (the "Compensation Committee") and in the discretion of such Committee, increased from time to time. Once increased, such base salary may not be decreased. Such salary shall be paid in periodic installments in accordance with the Company's standard practice, but not less frequently than semi-monthly.

(b) For each fiscal year during the Term, the Executive will be eligible to receive a bonus on such terms as may from time to time be established by the Compensation Committee.

(c) During the Term, the Executive will participate in all plans now existing or hereafter adopted by the Company for the management employees or the general benefit of the their employees, such as stock option or other incentive compensation plans, life and health insurance plans, or other insurance plans and benefits on the same basis and subject to the same qualifications as other senior executive officers. To the extent permitted by law, the Executive shall be given credit for his years of service to any predecessor entity of the Company in determining all waiting periods and vesting periods under such plans.

(d) The Company will reimburse the Executive, in accordance with its standard policies from time to time in effect, for all out-of-pocket business expenses as may be incurred by the Executive in the performance of his duties under this Agreement.

(e) The Executive shall be entitled to vacation time to be credited and taken in accordance with the Company's policy from time to time in effect for senior executives, which in any event shall not be less than a total of four weeks per calendar year.

(f) The Company shall indemnify the Executive to the fullest extent permitted under the law of the State of Washington.

5.       Termination
(a) The Term will terminate upon the Executive's death or, upon notice by the Company or the Executive to the other, in the case of a determination of the Executive's Disability. As used herein the term "Disability" means the
Executive's inability to perform his duties and responsibilities under this Agreement for a period of more than 120 consecutive days, or for more than 180 days, whether or not continuous, during any 365-day period, due to physical or mental incapacity or impairment. A determination of Disability will be made by a physician satisfactory to both the Executive and the Company; provided that if they cannot agree as to a physician, then each shall select a physician and these two together shall select a third physician whose determination of Disability shall be binding on the Executive and the Company. Should the Executive become incapacitated, his employment shall continue and all base and other compensation due the Executive hereunder shall continue to be paid through the date upon which the Executive's employment is terminated for Disability in accordance with this section.

( b) The Term may be terminated by the Company upon notice to the Executive upon the occurrence of any event constituting "Cause" as defined herein.

(c) The Term may be terminated by the Executive upon notice to the Company (i) within six months of the occurrence of any event constituting "Good Reason" as defined herein or (ii) within six months of a "Change of Control" as defined herein.

6.       Severance.
(a) If the Term is terminated by the Company for Cause, the Company will pay to the Executive an aggregate amount equal to the Executive's accrued and unpaid base salary through the date of such termination, additional salary payments in lieu of the Executive's accrued and unused vacation time, unreimbursed business expenses, unreimbursed medical, dental and other employee benefit expenses in accordance with the applicable plans, and any and all other benefits provided under the terms of applicable employee plans to terminated employees (the "Standard Termination Payments").

(b) If the Term is terminated upon the Executive's death or Disability, the Company and the Subsidiary will pay to the Executive's estate or the Executive, as the case may be, the Standard Termination Payments and all death or disability payments or other employee benefits under their employee benefit plans.

(c) Subject to Section 6(d), if the Company terminates the Executive's employment under this Agreement without Cause other than by reason of his death or Disability or if the Executive terminates his employment hereunder for Good Reason, the Company shall (i) pay the Executive the Standard Termination Payments, (ii) pay the Executive a lump sum payment equal to the twice the Executive's total compensation for the previous fiscal year (but not less than twice $285,000) and (iii) continue in effect the Executive's benefits with respect to life, health and insurance plans or their equivalent for two years.

(d) If, following a Change in Control: the Executive terminates his employment hereunder within 6 months following such Change in Control; the Company shall
(i) pay the Executive the Standard Termination Payments, (ii) pay the Executive a lump sum payment equal to twice the Executive's total cash compensation for the previous fiscal year (but in no event less than twice $285,000) and (iii) continue in effect the Executive's benefits with respect to life, health and insurance plans or their equivalent for two years.

(e) If the initial Term is not extended pursuant to the proviso to Section 1 as a result of the Company giving notice thereunder that it elects to permit the term of this Agreement to expire without extension, the Company shall (i) pay the Executive the Standard Termination Payments, (ii) pay the Executive a lump sum payment equal to twice the Executive's total compensation for the previous fiscal year (but not less than twice $285,000) and (iii) continue in effect the Executive's benefits with respect to life, health and insurance plans or their equivalent for two years.

(f) If the Company terminates the Executive's employment under this Agreement without Cause other than by reason of his death or Disability, or if the initial Term is not extended as a result of the Company giving notice that it elects to permit the term of this Agreement to expire without extension, or if the Executive terminates his employment hereunder pursuant to Section 5 (c.): all stock options granted to the Executive shall immediately vest and be exercisable and any stock grant to the Executive shall immediately vest and all Company imposed restrictions on restricted stock issued to the Executive shall be terminated.

(g) As used herein, the term "Cause" means: (i)the Executive's willful and intentional failure or refusal to perform or observe any of his material duties, responsibilities or obligations set forth in this Agreement, if such breach is not cured within 30 days after notice thereof to the Executive by the Company, which notice shall state that such conduct shall, without cure, constitute Cause and makes specific reference to this Section 6(g); (ii) any willful and intentional act of the Executive involving fraud, theft, embezzlement or dishonesty affecting the Company; or (iii) the Executive's conviction of (or a plea of nolo contendere to) an offense which is a felony in the jurisdiction involved.

(h) As used herein, the term "Good Reason" means: (i.) assignment of the Executive of duties materially inconsistent with the Executive's positions as described in Section 2(a), provided, however, it shall not be Good Reason if the Company appoints a replacement for the Executive as Chief Financial Officer or, at the discretion of the Board, separates the positions of Chief Executive
Officer and President so long as Executive continues to hold the position and duties of Chief Executive Officer).; (ii) the removal of the Executive from the positions as described in Section 2(a), provided, however, it shall not be Good Reason if the Company appoints a replacement for the Executive as Chief Financial Officer or, at the discretion of the Board, separates the positions of Chief Executive Officer and President so long as Executive continues to hold the position and duties of Chief Executive Officer).; (iii) the change in the location of the Company's principal executive offices to a location outside the Spokane, Washington metropolitan area without the Executive's consent which may be withheld at his sole discretion; or (iv) any material breach of this Agreement by the Company which is continuing.

(i) As used herein, the term "Change in Control" means the occurrence of any one of the following events: (i.) the majority of the Board of Directors of the Company consists of individuals other than Incumbent Members, which shall mean the members of such Boards on the Effective Date; provided that any person becoming a director subsequent to the Effective Date whose election or nomination for election was supported by the Executive or a majority of the directors who then comprised the Incumbent Directors shall be considered an Incumbent Director; (ii) the Company adopts a plan of liquidation providing for the distribution of all or substantially all of the assets of the Company on a consolidated basis; (iii) the Company ceases to act as the general partner of WestCoast Hospitality Limited Partnership, provided, however, the foregoing shall not apply if substantially all of the assets of the partnership are transferred to and owned by the Company or its Affiliates. As used herein, an Affiliate of a person or other entity means a person or other entity that directly or indirectly controls, is controlled by or is under common control with the person or other entity specified (including without limitation any investment entity managed by the person or other entity specified or a person or entity that directly or indirectly controls, is controlled by or under common control with the person or other entity specified).

(j) The amounts required to be paid and the benefits required to be made available to the Executive under this Section 6 are absolute. Under no circumstances shall the Executive, upon the termination of his employment hereunder, be required to seek alternative employment and, in the event that the Executive does secure other employment, no compensation or other benefits received in respect of such employment shall be set-off or in any other way limit or reduce the obligations of the Company and the Subsidiary under this
Section 6.

7.       Confidential Information.
(a) The Executive acknowledges that the Company and its subsidiaries or affiliated ventures ("Company Affiliates") own and have developed and compile, and will in the future own, develop and compile certain Confidential Information and that during the course of his rendering services to the Company Confidential Information has and will be disclosed to the Executive by the Company and its Affiliates. The Executive hereby agrees that, during the Term (except as required to conduct the business of the Company) and for a period of three years thereafter, he will not use or disclose, furnish or make accessible to anyone, directly or indirectly, any Confidential Information of the Company or its Affiliates.

(b) As used herein, the term "Confidential Information" means any trade secrets, confidential or proprietary information, or other knowledge, know-how, information, documents or materials, owned, developed or possessed by a Company Affiliate pertaining to its businesses the confidentiality of which such company takes reasonable measures to protect, including, but not limited to, trade secrets, techniques, know-how (including designs, plans, procedures, processes and research records), software, computer programs, innovations, discoveries, improvements, research, developments, test results, reports, specifications, data, formats, marketing data and business plans and strategies, agreements and other forms of documents, expansion plans, budgets, projections, and salary, staffing and employment information. Notwithstanding the foregoing, Confidential Information shall not in any event include information which (i) was generally known or generally available to the public prior to its disclosure to the Executive, (ii) becomes generally known or generally available to the public subsequent to its disclosure to the Executive through no wrongful act of the Executive, (iii) is or becomes available to the Executive from sources other than the Company Affiliates which sources are not known to the Executive to be under any duty of confidentiality with respect thereto or (iv) the Executive is required to disclose by applicable law or regulation or by order of any court or federal, state or local regulatory or administrative body (provided that the Executive provides the Company with prior notice of the contemplated disclosure and reasonably cooperates with the Company, at the Company's sole expense, in seeking a protective order or other appropriate protection of such information).

8.       Restrictive Covenants.
(a) The Executive agrees that during his employment hereunder and for a period of twelve months thereafter the Executive will not, directly or indirectly, engage or participate or make any financial investments in (other than ownership of up to 5% of the aggregate of any class of securities of any corporation if such securities are listed on a national stock exchange or under section 12(g) of the Securities Exchange Act of 1934) or become employed by, or act as an agent or principal of, or render advisory or other management services to or for, any Competing Business in the Territory. As used herein the term "Competing Business" means any business then conducted by the Company which produces over 10% of the Company's revenue and the term "Territory" means any state of the United States or province of Canada or Mexico in which the Company conducts its business. Notwithstanding the foregoing, nothing in this Agreement shall limit or prohibit the Executive from engaging in the Exempted Activities.

(b) The Executive agrees that during his employment hereunder and for a period of twenty-four months thereafter he will not solicit, raid, entice or induce any person that then is or at any time during the twelve-month period prior to the end of the Term was an employee of the Company or a Company Affiliate (other than a person whose employment with such Company Affiliate has been terminated by such Company Affiliate), to become employed by any person, firm or corporation.

9.       Specific Performance.
(a) The Executive acknowledges that the services to be rendered by him hereunder are of a special, unique, extraordinary and personal character and that the Company Affiliates would sustain irreparable harm in the event of a violation by the Executive of Section 7 or 8 hereof. Therefore, in addition to any other remedies available, the Company shall be entitled to specific enforcement and/or an injunction from any court of competent jurisdiction restraining the Executive from committing or continuing any such violation of this Agreement without proving actual damages or posting a bond or other security. Nothing herein shall be construed as prohibiting the Company from pursuing any other remedies available to it for such breach or threatened breach, including the recovery of damages.

(b) If any of the restrictions on activities of the Executive contained in Sections 7 or 8 shall for any reason be held by a court of competent jurisdiction to be excessively broad as to duration, geographical scope or activity of subject, such restrictions shall be construed so as thereafter to be limited or reduced to be enforceable to the maximum extent compatible with the applicable law as it shall then appear; it being understood that by the execution of this Agreement the parties hereto regard such restrictions as reasonable and compatible with their respective rights.

(c) Notwithstanding anything in this Agreement to the contrary, in the event that the Company fails to make any payment of any amounts or provide any of the benefits to the Executive when due as called for under Section 6 of this Agreement and such failure shall continue for twenty (20) days after notice thereof from the Executive, all restrictions on the activities of the Executive under Sections 7 and 8 shall be immediately and permanently terminated.

10.      Withholding.
The parties agree that all payments to be made to the Executive by the Company pursuant to the Agreement shall be subject to all applicable withholding obligations of such company.

11.      Notices.
All notices required or permitted hereunder shall be in writing and shall be deemed given and received when delivered personally, four days after being mailed if sent by registered or certified mail, postage pre-paid, or by one day after delivery if sent by air courier (for next-day delivery) with evidence of receipt thereof or by facsimile with receipt confirmed by the addressee. Such notices shall be addressed respectively:


If to the Executive, to:
         Mr. Arthur Coffey
         13312 South Valley Chapel Road
         Valleyford, WA 99036

If to the Company,  to:
         WestCoast Hospitality Corporation
         201 W. North River Drive
         Spokane, WA  99201
         Attn:  Chairman of Board of Directors

With copy to:
         WestCoast Hospitality Corporation
         201 W. North River Drive
         Spokane, WA  99201
         Attn. Corporate Counsel

or to any other address of which such party may have given notice to the other parties in the manner specified above.

12.      Miscellaneous.
(a) This Agreement is a personal contract calling for the provision of unique services by the Executive, and the Executive's rights and obligations hereunder may not be sold, transferred, assigned, pledged or hypothecated by the Executive. The rights and obligations of the Company hereunder will be binding upon and run in favor of their respective successors and assigns.

(b) This Agreement shall be governed by and construed and enforced in accordance with the internal laws of the State of Washington.

(c) Any controversy arising out of or relating to this Agreement or any breach hereof shall be settled by arbitration in Spokane, Washington by a single neutral arbitrator who shall be a retired federal or state court judge in accordance with the Commercial Arbitration Rules of the American Arbitration Association and judgment upon any award rendered may be entered in any court having jurisdiction thereof, except in the event of a controversy relating to any alleged violation by the Executive of Section 7 or 8 hereof, the Company and the Subsidiary shall be entitled to seek injunctive relief from a court of competent jurisdiction without the requirement to seek arbitration. In addition to all other relief, the substantially prevailing party in any arbitration or court action shall be entitled to their reasonable attorney fees and costs incurred by reason of the controversy (including any appellate review and bankruptcy or enforcement proceedings).

d) The headings of the various sections of this Agreement are for convenience of reference only and shall not define or limit any of the terms or provisions hereof.

(e) The provisions of this Agreement which by their terms call for performance subsequent to the expiration or termination of the Term shall survive such expiration or termination.

(f) Upon the Effective Date, this Agreement supersedes any existing employment agreements between the Employee and the Company and any of its Affiliates all of which shall be terminated upon the Commencement Date of this Agreement.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the Effective Date first above written.

EXECUTIVE:                             COMPANY:
                                       WESTCOAST HOSPITALITY CORPORATION

/s/ Arthur M. Coffey                            /s/ Donald K. Barbieri
_______________________                by ______________________________________
Arthur M. Coffey                          On behalf of the Board of Directors

Exhibit 10.2
SECOND AMENDED AND RESTATED CREDIT AGREEMENT



                            Dated as of June 27, 2003


                                      among


                   WESTCOAST HOSPITALITY LIMITED PARTNERSHIP,


                         U.S. BANK NATIONAL ASSOCIATION
                            as Administrative Agent,


                                       and


                  THE OTHER FINANCIAL INSTITUTIONS PARTY HERETO

                                TABLE OF CONTENTS


ARTICLE I.        DEFINITIONS..................................................1

         1.1      Certain Defined .............................................1
         1.2      Other Interpretive Provisions...............................18
         1.3      Accounting Principles.......................................19
         1.5      Amendment and Restatement of Initial Credit Agreement.......20
         1.6      Modification of Names.......................................20

ARTICLE II.       THE LOANS...................................................20

         2.1      Revolving Line of Credit....................................20
         2.2      Manner of Borrowing.........................................21
         2.3      Agent's Right to Fund.......................................21
         2.4      Loan Accounts...............................................22
         2.5      Mandatory Prepayments of Loans..............................22
                  (a)      Asset Dispositions.................................22
                  (b)      Event of Loss......................................22
                  (c)      General............................................23
         2.6      Repayment...................................................23
         2.7      Interest....................................................23
         2.8      Loan and Agency Fees........................................25
         2.9      Commitment Fees.............................................25
         2.10     Late Charge.................................................25
         2.11     Computation of Interest and Fees............................25
         2.12     Payments by the Borrower....................................26
         2.13     Sharing of Payments, Etc....................................26
         2.14     Security....................................................27
         2.15     Borrowing Base..............................................27
         2.16     No Prepayment Charges.......................................27

ARTICLE III.      REFINANCINGS................................................27

         3.1      Description of Refinancings.................................27
         3.2      Conveyance of Property and Release of Collateral............28
         3.3      No Modification of Refinancing Documents....................28
         3.4      Loans and Contributions to the LLCs.........................28
         3.5      No Further Loans; Guaranties................................28
         3.6      Required Distributions......................................29
         3.7      Waiver of Guaranties and Security Agreements................29
         3.8      Limitation on Liens.........................................29
         3.9      Contingent Obligations......................................29
         3.10     Refinancing of Eligible Real Property.......................29

ARTICLE IV.       TAXES, YIELD PROTECTION AND ILLEGALITY......................30

         4.1      Taxes.......................................................30
         4.2      Illegality..................................................31
         4.3      Increased Costs and Reduction of Return.....................31
         4.4      Inability to Determine Rates................................32
         4.5      Certificates of Lenders.....................................32
         4.6      Survival....................................................32

ARTICLE V.        CONDITIONS PRECEDENT........................................33

         5.1      Conditions of Initial Loans.................................33
                  (a)      Credit Agreement and Note..........................33
                  (b)      Resolutions; Incumbency............................33
                  (c)      Organization Documents; Good Standing..............33
                  (d)      Legal Opinions.....................................33
                  (e)      Payment of Fees....................................34
                  (f)      Collateral Documents...............................34
                  (g)      Insurance Policies.................................35
                  (h)      Certificate........................................35
                  (i)      Compliance Certificate.............................35
                  (j)      Real Property Refinancing..........................35
                  (k)      Other Documents....................................35
                  (l)      Payment of Indebtedness............................35
                  (m)      Eligible Real Property.............................36
         5.2      Conditions to Subsequent Loans..............................36
                  (a)      Interest Rate Notice...............................36
                  (b)      Notice of Borrowing; Reimbursement Agreement.......36
                  (c)      Continuation of Representations and Warranties.....36
                  (d)      No Existing Default................................36
                  (e)      Satisfaction of Previous Conditions................36
                  (f)      Further Assurances.................................36
         5.3      Conditions to Become Eligible Real Property.................37
         5.4      Existing Collateral Documents...............................39

ARTICLE VI.       REPRESENTATIONS AND WARRANTIES..............................39

         6.1      Existence and Power.........................................39
         6.2      Authorization; No Contravention.............................39
         6.3      Governmental Authorization..................................40
         6.4      Binding Effect..............................................40
         6.5      Litigation..................................................40
         6.6      No Default..................................................41
         6.7      ERISA Compliance............................................41
         6.8      Use of Proceeds; Margin Regulations.........................41
         6.9      Title to Properties.........................................42
         6.10     Taxes.......................................................42
         6.11     Financial Condition.........................................42
         6.12     Environmental Matters.......................................43
         6.13     Collateral Documents........................................43
         6.14     Regulated Entities..........................................44
         6.15     No Burdensome Restrictions..................................44
         6.16     Copyrights, Patents, Trademarks and Licenses, Etc...........44
         6.17     Subsidiaries................................................44
         6.18     Insurance...................................................45
         6.19     Solvency....................................................45
         6.20     Full Disclosure.............................................45

ARTICLE VII. AFFIRMATIVE COVENANTS............................................45

         7.1      Financial Statements........................................45
         7.2      Certificates; Other Information.............................46
         7.3      Notices.....................................................47
         7.4      Preservation of Existence, Etc..............................48
         7.5      Maintenance of Property.....................................49
         7.6      Insurance...................................................49
         7.7      Payment of Obligations......................................49
         7.8      Compliance With Laws........................................50
         7.9      Compliance With ERISA.......................................50
         7.10     Inspection of Property and Books and Records................50
         7.11     Environmental Laws..........................................50
         7.12     Use of Proceeds.............................................51
         7.13     Appraisals..................................................51
         7.14     Further Assurances..........................................51
         7.15     Minimum Number of Parcels...................................53

ARTICLE VIII.              NEGATIVE COVENANTS.................................53

         8.1      Limitation on Liens.........................................53
         8.2      Disposition of Assets.......................................55
         8.3      Consolidations and Mergers..................................56
         8.4      Loans and Investments.......................................56
         8.5      Limitation on Indebtedness..................................57
         8.6      Transactions With Affiliates................................57
         8.7      Use of Proceeds.............................................58
         8.8      Contingent Obligations......................................58
         8.9      Lease Obligations...........................................58
         8.10     Restricted Payments.........................................59
         8.11     ERISA.......................................................59
         8.12     Change in Business..........................................60
         8.13     Accounting Changes..........................................60
         8.14     Financial Covenants.........................................60
                  (a)      Recourse Funded Debt Ratio.........................60
                  (b)      Fixed Charge Coverage Ratio........................60
         8.15     Subordinated Debt...........................................60

ARTICLE IX.       EVENTS OF DEFAULT...........................................60

         9.1      Event of Default............................................60
                  (a)      Nonpayment.........................................60
                  (b)      Representation or Warranty.........................61
                  (c)      Specific Defaults..................................61
                  (d)      Other Defaults.....................................61
                  (e)      Cross-Default......................................61
                  (f)      Insolvency; Voluntary Proceedings..................62
                  (g)      Involuntary Proceedings............................62
                  (h)      ERISA..............................................62
                  (i)      Monetary Judgments.................................62
                  (j)      Nonmonetary Judgments..............................63
                  (k)      Adverse Change.....................................63
                  (l)      Invalidity of Subordination Provisions.............63
                  (m)      Collateral.........................................63
         9.2      Remedies....................................................63
         9.3      Rights Not Exclusive........................................64
         9.4      Certain Financial Covenant Defaults.........................64

ARTICLE X.        THE AGENT...................................................64

         10.1     Appointment and Authorization...............................64
         10.2     Delegation of Duties........................................65
         10.3     Liability of Agent..........................................65
         10.4     Reliance by Agent...........................................65
         10.5     Notice of Default...........................................66
         10.6     Credit Decision.............................................66
         10.7     Indemnification of Agent....................................67
         10.8     Agent in Individual Capacity................................67
         10.9     Successor Agent.............................................67
         10.10    Withholding Tax.............................................68
         10.11    Collateral Matters..........................................69

ARTICLE XI.       MISCELLANEOUS...............................................70

         11.1     Amendments and Waivers......................................70
         11.2     Notices.....................................................71
         11.3     No Waiver; Cumulative Remedies..............................71
         11.4     Costs and Expenses..........................................71
         11.5     Borrower Indemnification....................................72
         11.6     Marshalling; Payments Set Aside.............................73
         11.7     Successors and Assigns......................................73
         11.8     Assignments, Participations, Etc............................73
         11.9     Set-off.....................................................75
         11.10    Automatic Debits of Fees....................................75
         11.11    Notification of Addresses, Lending Offices, Etc.............75
         11.12    Counterparts................................................76
         11.13    Severability................................................76
         11.14    No Third Parties Benefited..................................76
         11.15    Conditions Not Fulfilled....................................76
         11.16    Governing Law and Jurisdiction..............................76
         11.17    Waiver of Jury Trial........................................77
         11.18    Statutory Notice............................................77
         11.19    Entire Agreement............................................77

SCHEDULES

Schedule 1.1         Eligible Real Property
Schedule 2.1         Commitments
Schedule 5.1(j)      Real Property to be Refinanced
Schedule 6.5         Litigation
Schedule 6.7         ERISA
Schedule 6.11        Permitted Liabilities
Schedule 6.12        Environmental Matters
Schedule 6.17        Subsidiaries and Minority Interests
Schedule 6.18        Insurance Matters
Schedule 7.14        Filing Jurisdictions
Schedule 8.1         Permitted Liens
Schedule 8.5         Permitted Indebtedness
Schedule 8.8         Contingent Obligations
Schedule 11.2        Lending Offices, Addresses for Notices

EXHIBITS

Exhibit A         Form of Compliance Certificate
Exhibit B         Form of Interest Rate Notice
Exhibit C         Form of Note
Exhibit D         Form of Legal Opinion of Borrower's Counsel
Exhibit E         Form of Amendment to Deed of Trust
Exhibit F         Form of Assignment and Acceptance


                  SECOND AMENDED AND RESTATED CREDIT AGREEMENT

This SECOND AMENDED AND RESTATED CREDIT AGREEMENT is entered into as of June 27, 2003, among WESTCOAST HOSPITALITY, LIMITED PARTNERSHIP, a Delaware limited partnership (the "Borrower"), the financial institutions from time to time party to this Agreement (collectively, the "Lenders"; individually, a "Lender"), and U.S. BANK NATIONAL ASSOCIATION, as administrative agent for the Lenders.

                                    RECITALS

A. The Borrower and certain of the Lenders entered into that certain Credit Agreement dated as of May 5, 1998 (together with all amendments and restatements to such Credit Agreement heretofore entered into, including, without limitation, that certain Amended and Restated Credit Agreement dated as of December 31, 1999, the "Initial Credit Agreement"), pursuant to which such lenders agreed to make available to the Borrower a secured revolving loan facility upon the terms and conditions set forth in the Initial Credit Agreement.

B. The Borrower has requested to decrease the amount of the commitment of the secured revolving loan facility provided for in the Initial Credit Agreement and to make certain other modifications to the provisions of the Initial Credit Agreement. The purpose of this Agreement is to set forth the terms and conditions upon which the Lenders have agreed to the Borrower's requests and to restate the provisions of the Initial Credit Agreement in its entirety. NOW, THEREFORE, in consideration of the mutual agreements, provisions and covenants contained herein, the parties agree as follows:

ARTICLE I.        DEFINITIONS

1.1 Certain Defined Terms

The following Terms have the following meanings:

"Acquisition" means any transaction or series of related transactions for the purpose of or resulting, directly or indirectly, in (a) the acquisition of all or substantially all of the assets of a Person, or of any business or division of a Person, (b) the acquisition of in excess of 50% of the capital stock, partnership interests, membership interests or equity of any Person, or otherwise causing any Person to become a Subsidiary, (c) a merger or consolidation or any other combination with another Person (other than a Person that is a Subsidiary) provided that the Borrower or the Subsidiary is the surviving entity, or (d) the acquisition of any parcel of real property, tenant's interest in any real property lease or ground lease, or the acquisition of any hotel, motel or hospitality property.

"Adjusted Net Income" means, for any applicable period, the aggregate of all amounts which, in accordance with GAAP, would be included as net income (or net loss (including any extraordinary losses other than extraordinary noncash losses)) on a consolidated statement of income of WHC and its Subsidiaries for such period; provided, however, that "Adjusted Net Income" shall exclude (a) the effect of any extraordinary or other nonrecurring gain outside the ordinary course of business, (b) any write-up in the value of any asset (to the extent such write-up exceeds any write-down taken in connection with the same transaction or event which gave rise to such write-up), and (c) any adjustments to net income for minority ownership interests in other Persons.

"Affiliate" means, as to any Person, any other Person which, directly or indirectly, is in control of, is controlled by, or is under common control with, such Person. A Person shall be deemed to control another Person if the controlling Person possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of the other Person, whether through the ownership of voting securities, membership interests, by contract, or otherwise.

"Agent" means U.S. Bank National Association in its capacity as administrative agent for the Lenders hereunder, and any successor administrative agent arising under Section 10.9.

"Agent-Related  Persons" means  U.S. Bank and any successor  agent arising under
Section 10.9, together with their respective Affiliates, and the officers, directors, employees, agents and attorneys-in-fact of such Persons and Affiliates.

"Agreement" means this Credit Agreement.

"Approved Appraised Value" means the most recent M.A.I. appraised value of an Eligible Real Property that (a) was ordered by the Agent, (b) has been approved by the Agent in writing in its reasonable discretion, and (c) is in compliance with the Financial Institutions Reform, Recovery and Enforcement Act.

"Assignee" has the meaning specified in Section 11.8(a).

"Attorney Costs" means and includes all fees and disbursements of any law firm or other external counsel.

"Bankruptcy  Code"  means the Federal  Bankruptcy  Reform Act of 1978 (11 U.S.C.
  101, et seq.).

"Borrowing" means a borrowing hereunder consisting of Loans of the same Type made to the Borrower on the same day by the Lenders under Article II, and, other than in the case of Prime Rate Loans, having the same Loan Period.

"Borrowing Base" means, on each day that any Loans are outstanding, an amount equal to the lesser of (a) 60% of the Collateral Pool Value or (b) the Implied Debt Service Coverage Cap.

"Business Day" means any day other than a Saturday, Sunday or other day on which commercial banks in Seattle, Washington are authorized or required by law to close and, if the applicable Business Day relates to any LIBOR Rate Loan, means such a day on which dealings are carried on in the London interbank market.

"Capital Adequacy Regulation" means any guideline, request or directive of any central bank or other Governmental Authority, or any other law, rule or regulation, whether or not having the force of law, in each case, regarding capital adequacy of any bank or of any corporation controlling a bank.

"Cash Equivalents" means (a) securities with maturities of one year or less from the date of acquisition issued or fully guaranteed or insured by the United States Government or any agency thereof, (b) certificates of deposit, eurodollar time deposits, overnight bank deposits, bankers' acceptances and repurchase agreements of any Lender or any other commercial bank whose unsecured long-term debt obligations are rated at least A-1 by Standard & Poor's Ratings Service Group, a division of the McGraw Hill Companies, Inc., and any successor thereto ("S&P") or A-3 by Moody's Investors Service, Inc. having maturities of one year or less from the date of acquisition, and (c) commercial paper rated at least A-1 by S&P or P-1 by Moody's Investors Service, Inc., or carrying an equivalent rating by a nationally recognized rating agency, if both of the two named rating agencies cease publishing ratings of investments.

"Cash Flow" means, during the relevant period, an amount equal to (a) the EBITDA from a hotel and restaurant property that constitutes Eligible Real Property or with respect to which the Borrower has proposed to become Eligible Real Property, less (b) a reserve for maintenance and capital improvements in an amount equal to 4.5% of the aggregate of all amounts which, in accordance with GAAP, would be included as gross revenue arising out of or related to such hotel or restaurant property operations (including, without limitation, gross revenues from the lease or licensing of space in such hotels or restaurants property).

"CERCLA" has the meaning specified in the definition of "Environmental Laws."

"Closing  Date" means the date on which all  conditions  precedent  set forth in
Section 5.1 are satisfied or waived by the Agent.

"Code" means the Internal Revenue Code of 1986, and regulations promulgated thereunder.

"Collateral" means all property and interests in property and proceeds thereof now owned or hereafter acquired by the Borrower, WHC and its Subsidiaries in or upon which a lien now or hereafter exists in favor of the Lenders, or the Agent on behalf of the Lenders, whether under this Agreement or under any other documents executed by any such Person and delivered to the Agent or the Lenders.

"Collateral Documents" means, collectively, (a) the Security Agreements, the Deeds of Trust, and all other security agreements, pledge agreements, mortgages, deeds of trust, patent and trademark assignments, lease assignments, guarantees and other similar agreements between the Borrower, WHC or any Subsidiary and the Lenders or the Agent for the benefit of the Lenders now, heretofore or hereafter delivered to the Lenders or the Agent pursuant to or in connection with the transactions contemplated hereby, and all financing statements (or comparable documents now or hereafter filed in accordance with the Uniform Commercial Code or comparable law) against the Borrower, WHC or any Subsidiary as debtor in favor of the Lenders or the Agent for the benefit of the Lenders as secured party, and (b) any amendments, supplements, modifications, renewals, restatements, replacements, consolidations, substitutions and extensions of any of the foregoing.

"Collateral Pool Value" means the sum of the Approved Appraised Values of all Eligible Real Property from time to time.

"Commitment" means $4,000,000.

"Commitment Fee Percentage" means the percentage determined in accordance with the following matrix and based upon the quarterly financial statements of the Borrower provided to the Agent in accordance with the terms of this Agreement for the preceding fiscal quarter; provided, however, that if the Borrower has not delivered its financial statements for the previous fiscal quarter as of the date that the commitment fee is payable pursuant to Section 2.9, then a Commitment Fee Percentage of .50% shall apply:

        Level             Level I          Level II           Level III
    --------------     -------------   ---------------    -----------------
Recourse Funded Debt   less than 2.75  greater than or     greater than or
        Ratio                          equal to 2.75       equal to 3.5
                                       less than 3.5
----------------------- ------------- ------------------- -------------------
    Commitment Fee          .25%             .25%                .50%
      Percentage
----------------------- ------------- ------------------- -------------------

"Compliance Certificate" means a certificate substantially in the form of Exhibit A.

"Contingent Obligation" means, as to any Person, any direct or indirect liability of that Person, whether or not contingent, with or without recourse,
(a) with respect to any Indebtedness, lease, dividend, letter of credit or other obligation (the "primary obligation") of another Person (the "primary obligor"), including any obligation of that Person (i) to purchase, repurchase or otherwise acquire such primary obligations or any security therefor, (ii) to advance or provide funds for the payment or discharge of any such primary obligation, or to maintain working capital or equity capital of the primary obligor or otherwise to maintain the net worth or solvency or any balance sheet item, level of income or financial condition of the primary obligor, (iii) to purchase property, securities or services primarily for the purpose of assuring the owner of any such primary obligation of the ability of the primary obligor to make payment of such primary obligation, or (iv) otherwise to assure or hold harmless the holder of any such primary obligation against loss in respect thereof (each, a "Guaranty Obligation"); (b) with respect to any Surety Instrument issued for the account of that Person or as to which that Person is otherwise liable for reimbursement of drawings or payments; (c) to purchase any materials, supplies or other property from, or to obtain the services of, another Person if the relevant contract or other related document or obligation requires that payment for such materials, supplies or other property, or for such services, shall be made regardless of whether delivery of such materials, supplies or other property is ever made or tendered, or such services are ever performed or tendered, or (d) in respect of any Swap Contract. The amount of any Contingent Obligation shall, in the case of Guaranty Obligations, be deemed equal to the stated or determinable amount of the primary obligation in respect of which such Guaranty Obligation is made or, if not stated or if indeterminable, the maximum reasonably anticipated liability in respect thereof, and in the case of other
Contingent Obligation, shall be equal to the maximum reasonably anticipated liability in respect thereof.

"Contractual Obligation" means, as to any Person, any provision of any security issued by such Person or of any agreement, undertaking, contract, indenture, mortgage, deed of trust or other instrument, document or agreement to which such Person is a party or by which it or any of its property is bound.

"Deed of Trust" means a deed of trust or mortgage executed by the Borrower, WHC or a Subsidiary approved by the Agent in favor of the Agent as agent for the Lenders pursuant to Section 5.3, in a form approved by the Agent, as well as all amendments to the foregoing, whether any such deed of trust, mortgage or amendment thereto was executed pursuant to the Initial Credit Agreement or pursuant to this Agreement. The Deeds of Trust shall be in the form designated by the Agent.

"Default" means any event or circumstance which, with the giving of notice, the lapse of time, or both, would (if not cured or otherwise remedied during such time) constitute an Event of Default.

"Disposition" means (a) the sale, lease, conveyance or other disposition of any Collateral.

"Dollars," "dollars" and "$" each mean lawful money of the United States.

"EBITDA" means, with respect to WHC and its Subsidiaries for any applicable period, Adjusted Net Income for such period, plus, to the extent deducted in determining Adjusted Net Income for such period, the aggregate amount of
(a) Interest  Expense,  (b) federal,  state,  local and foreign income taxes and
(c) depletion, depreciation and amortization of tangible and intangible assets. In the event that the Borrower has consummated any Acquisition during the applicable period, "EBITDA" shall include the EBITDA from the Person acquired (or the portion thereof allocable to the portion of the Person acquired) for such period, provided that the Borrower has delivered to the Agent documentation deemed adequate by the Agent to verify such EBITDA, as well as a Compliance Certificate on a pro forma basis and pro forma financial statements on a consolidating basis approved by the Agent. Subject to approval of the Required Lenders confirmed in writing by the Agent, any such pro forma Compliance Certificate and pro forma financial statements may exclude expenses of the acquired Person that will terminate upon completion of the Acquisition, and shall include expenses that would have been incurred during the applicable period. An example of such an expense that may be excluded is the franchise fee under a franchise agreement that will be terminated upon completion of the Acquisition.

"Eligible Assignee" means (a) a commercial bank organized under the laws of the United States, or any state thereof; (b) a commercial bank organized under the laws of any other country which is a member of the Organization for Economic Cooperation and Development (the "OECD"), or a political subdivision of any such country, and having a combined capital and surplus of at least $100,000,000, provided that such bank is acting through a branch or agency located in the country in which it is organized or another country which is also a member of the OECD; (c) a Person that is primarily engaged in the business of commercial banking and that is (i) a Subsidiary of a Lender, (ii) a Subsidiary of a Person of which a Lender is a Subsidiary, or (iii) a Person of which a Lender is a Subsidiary; or (d) a finance company, insurance company, other financial institution or fund, reasonably acceptable to the Agent, which has a combined capital and surplus in excess of $100,000,000, which is regularly engaged in making, purchasing or investing in loans of the Type proposed to be assigned to such assignee; provided, however, that no Eligible Assignee shall be an Affiliate or competitor of the Borrower, or an Affiliate of such competitor.

"Eligible Real Property" means each parcel of real property and related improvements (a) that is described on Schedule 1.1 or that has been approved by the Agent in writing in its sole discretion after the date of this Agreement,
(b) the fee title interest of which is owned by WHC or a Subsidiary approved by the Agent (provided that in connection with the parcel or real property located in Hillsboro, Washington County, Oregon , the Borrower's interest in the property may be a leasehold interest provided that the Agent receives a landlord's consent in a form acceptable to the Agent), (c) that is fully developed and improved and with respect to which there has been issued a certificate of occupancy, (d) in which the Agent, for the benefit of the Lenders, holds a first priority Deed of Trust to secure the Obligations,
(e) with respect to which the Agent has obtained the Collateral Documents described in Section 5.3, (f) with respect to which the Approved Appraised Value has been established, (g) that is not encumbered by any Liens other than Permitted Liens, and (h) that has positive Cash Flow for the most recent trailing four fiscal quarters of the Borrower.

"Environmental Claims" means all claims, however asserted, by any Governmental Authority or other Person alleging potential liability or responsibility for violation of any Environmental Law, or for release or injury to the environment or threat to public health, personal injury (including sickness, disease or death), property damage, natural resources damage, or otherwise alleging liability or responsibility for damages (punitive or otherwise), cleanup, removal, remedial or response costs, restitution, civil or criminal penalties, injunctive relief, or other type of relief, resulting from or based upon the presence, placement, discharge, emission or release (including intentional and unintentional, negligent and non-negligent, sudden or non-sudden, accidental or non-accidental, placement, spills, leaks, discharges, emissions or releases) of any Hazardous Material at, in or from property owned or in the possession or control of the Borrower, WHC or any Subsidiary.

"Environmental Laws" means all federal, state or local laws, statutes, common law duties, rules, regulations, ordinances and codes, together with all administrative orders, directed duties, requests, licenses, authorizations and permits of, and agreements with, any Governmental Authorities, in each case relating to environmental, health, safety and land use matters; including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), the Clean Air Act, the Federal Water Pollution Control Act of 1972, the Solid Waste Disposal Act, the Federal Resource Conservation and Recovery Act, the Toxic Substance Control Act, and the Emergency Planning and Community Right-to-Know Act.

"ERISA" means the Employee Retirement Income Security Act of 1974, and regulations promulgated thereunder.

"ERISA Affiliate" means any trade or business (whether or not incorporated) under common control with the Borrower within the meaning of Section 414(b) or
(c) of the Code (and Sections 414(m) and (o) of the Code for purposes of provisions relating to Section 412 of the Code).

"ERISA Event" means (a) a Reportable Event with respect to a Pension Plan; (b) a withdrawal by the Borrower, WHC or any ERISA Affiliate from a Pension Plan subject to Section 4063 of ERISA during a plan year in which it was a substantial employer (as defined in Section 4001(a)(2) of ERISA) or a cessation of operations which is treated as such a withdrawal under Section 4062(e) of ERISA; (c) a complete or partial withdrawal by the Borrower, WHC or any ERISA Affiliate from a Multiemployer Plan or notification that a Multiemployer Plan is in reorganization; (d) the filing of a notice of intent to terminate, the treatment of a Plan amendment as a termination under Section 4041 or 4041A of ERISA, or the commencement of proceedings by the PBGC to terminate a Pension Plan or Multiemployer Plan; (e) an event or condition which might reasonably be expected to constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Pension Plan or Multiemployer Plan; or (f) the imposition of any liability under Title IV of ERISA, other than PBGC premiums due but not delinquent under Section 4007 of ERISA, upon the Borrower, WHC or any ERISA Affiliate.

"Eurodollar Reserve Percentage" has the meaning specified in the definition of "LIBOR Rate."

"Event  of  Default"  means  any of the  events or  circumstances  specified  in
Section 9.1.

"Event of Loss" means, with respect to any property encumbered by a Deed of Trust, any of the following: (a) any loss, destruction or damage of such property; (b) any pending or threatened institution of any proceedings for the condemnation or seizure of such property or for the exercise of any right of eminent domain; or (c) any actual condemnation, seizure or taking, by exercise of the power of eminent domain or otherwise, of such property, or confiscation of such property or the requisition of the use of such property.

"Exchange Act" means the Securities and Exchange Act of 1934, and regulations promulgated thereunder.

"Federal Funds Rate" means, for any day, the rate set forth in the weekly statistical release designated as H.15(519), or any successor publication, published by the Federal Reserve Bank of New York on the preceding Business Day opposite the caption "Federal Funds (Effective)"; or, if for any relevant day such rate is not so published on any such preceding Business Day, the rate for such day will be the arithmetic mean as determined by the Agent of the rates for the last transaction in overnight Federal funds arranged prior to 9:00 a.m. (New York City time) on that day by each of three leading brokers of Federal funds transactions in New York City selected by the Agent.

"Financial Covenants" means the financial covenants set forth in Section 8.14.

"Financial Transaction Liability" means (a) any overdraft on any account maintained by the Borrower with Agent, (b) liabilities owing by the Borrower to the Agent with respect to bank card services and (c) liabilities incurred by the Agent as a result of automated clearing house transactions for the account of the Borrower.

"Fixed Charge Coverage Ratio" means the ratio of (a) for the applicable period, the sum of (i) EBITDA less (ii) an amount equal to 4.5% of the aggregate of all amounts which, in accordance with GAAP, would be included as gross revenue on a consolidated statement of income of WHC and its Subsidiaries arising out of or related to hotel or restaurant operations (including, without limitation, gross revenues from the lease or licensing of space in any of the hotels or restaurants of WHC and its Subsidiaries), (iii) income and gross receipts taxes paid in cash or cash equivalents, (iv) Pro Forma Taxes, (v) dividends and distributions paid in cash or cash equivalents (including, without limitation, dividends paid on the Preferred Stock, but excluding distributions of cash made by the Borrower to WHC in an amount necessary to allow WHC to pay income and gross receipts taxes on the taxable income of the Borrower that is recognized by WHC for tax purposes and excluding distributions made by any of the direct or indirect Subsidiaries of the Borrower to the Borrower or by the Tier II LLCs to the Tier I LLCs), and (vi) payments made to redeem or otherwise acquire for value any partnership units of the Borrower or shares of common stock of WHC or any warrants, rights or options to acquire such partnership units or shares of common stock to (b) for the applicable period, the sum of (i) scheduled payments of principal on Indebtedness of WHC and its Subsidiaries (including the portion of payments on capitalized leases allocable to principal, but excluding
(A) mandatory prepayments of the Loans required under Section 2.5, and (B) balloon payments made with the proceeds of Indebtedness permitted pursuant to
Section 8.5), whether or not made, (ii) Interest Expense, and (iii) Pro Forma Interest Expense.

"FRB" means the Board of Governors of the Federal Reserve System, and any Governmental Authority succeeding to any of its principal functions.

"GAAP" means generally accepted accounting principles set forth from time to time in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board (or agencies with similar functions of comparable stature and authority within the U.S. accounting profession), which are applicable to the circumstances at the applicable time.

"Governmental Authority" means any nation or government, any state or other political subdivision thereof, any central bank (or similar monetary or regulatory authority) thereof, any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government, and any corporation or other entity owned or controlled, through stock or capital ownership or otherwise, by any of the foregoing.

"Guaranty" means all guaranties heretofore or hereafter executed by WHC and the Subsidiaries in favor Agent as agent for the Lenders in connection with the Initial Credit Agreement or this Agreement in forms designated by the Agent, together with all amendments thereto.

"Guaranty Obligation" has the meaning specified in the definition of "Contingent Obligation."

"Hazardous Materials" means all those substances that are regulated by, or which may form the basis of liability under, any Environmental Law, including all substances identified under any Environmental Law as a pollutant, contaminant, hazardous waste, hazardous constituent, special waste, hazardous substance, hazardous material, or toxic substance, or petroleum or petroleum-derived substance or waste.

"Implied Debt Service" means the aggregate amount of annual principal and interest payments that would be required to fully amortize the aggregate amount of the outstanding principal balance of the Loans on the measurement date, assuming (a) an interest rate equal to the greater of (i) 8% or (ii) the interest rate reasonably determined by Agent on ten-year United States Treasury Bond Equivalent Yield Rate as of the measurement date plus 3.25%, and (b) a 25-year amortization, with equal quarterly payments.

"Implied Debt Service Coverage Cap" means the maximum outstanding aggregate principal balance of the Loans such that (a)(i) aggregate EBITDA from Eligible Real Property (measured on a trailing four-quarter basis) less (ii) an amount equal to 4.5% of the aggregate of all amounts which, in accordance with GAAP, would be included as gross revenue on a consolidated statement of income of WHC and its Subsidiaries arising out of or related to hotel or restaurant operations of the Eligible Real Property (including, without limitation, gross revenues from the lease or licensing of space in any of the Eligible Real Property) equals or exceeds(b) Implied Debt Service by a ratio of 1.60:1.00.

"Indebtedness" of any Person means, without duplication, (a) all indebtedness for borrowed money; (b) all obligations issued, undertaken or assumed as the deferred purchase price of property or services (other than trade payables entered into in the ordinary course of business on ordinary terms); (c) all noncontingent reimbursement or payment obligations with respect to Surety Instruments; (d) all obligations evidenced by notes, bonds, debentures or similar instruments, including obligations so evidenced incurred in connection with the acquisition of property, assets or businesses; (e) all indebtedness created or arising under any conditional sale or other title retention agreement, or incurred as financing, in either case with respect to property acquired by the Person (even though the rights and remedies of the seller or bank under such agreement in the event of default are limited to repossession or sale of such property); (f) all obligation with respect to capital leases;
(g) all net obligations with respect to Swap Contracts; (h) all indebtedness referred to in clauses (a) through (g) above secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien upon or in property (including accounts and contracts rights) owned by such Person, even though such Person has not assumed or become liable for the payment of such Indebtedness; and (i) all Guaranty Obligations in respect of indebtedness or obligations of others of the kinds referred to in clauses (a) through (g) above.

"Indemnification Agreements" means the indemnification agreements executed by WHC, the Borrower and/or their Subsidiaries in favor Agent as agent for the Lenders in connection with the Initial Credit Agreement or this Agreement, in a form designated by the Agent, together with all amendments thereto.

"Indemnified Liabilities" has the meaning specified in Section 11.5.

"Indemnified Person" has the meaning specified in Section 11.5.

"Independent Auditor" has the meaning specified in Section 7.1(a).

"Interest Differential" shall mean that sum equal to the greater of zero or the financial loss incurred by Lenders resulting from prepayment, calculated as the difference between the amount of interest Lenders would have earned (from like investments in the Money Markets as of the first day of the LIBOR Rate Loan) had prepayment not occurred and the interest Lenders will actually earn (from like investments in the Money Markets as of the date of prepayment) as a result of the redeployment of funds from the prepayment.

"Initial Credit Agreement" has the meaning specified in Recital A.

"Insolvency Proceeding" means (a) any case, action or proceeding before any court or other Governmental Authority relating to bankruptcy, reorganization, insolvency, liquidation, receivership, dissolution, winding-up or relief of debtors, or (b) any general assignment for the benefit of creditors, composition, marshalling of assets for creditors, or other, similar arrangement in respect of its creditors generally or any substantial portion of its creditors; undertaken under U.S. Federal, state or foreign law, including the Bankruptcy Code.

"Interest Expense" means, for any applicable period, the aggregate consolidated interest expense (both cash and non-cash and determined without regard to original issue discount) of WHC and its Subsidiaries for such period, as determined in accordance with GAAP, including, to the extent allocable to interest expense in accordance with GAAP, (a) all other fees paid or owed with respect to the issuance or maintenance of Contingent Obligations (including letters of credit of WHC and its Subsidiaries), (b) net costs or benefit under Swap Contracts of WHC and its Subsidiaries and (c) the portion of any payments made in respect of obligations in respect of capitalized leases of WHC and its Subsidiaries allocable to interest expense.

"Interest Margin" means the number of basis points per annum determined in accordance with the following matrix and based upon the quarterly financial statements of the Borrower provided to the Agent in accordance with the terms of this Agreement for the preceding fiscal quarter. Adjustments shall be made 45 days after the end of each fiscal quarter (when quarterly financial statements are required to be delivered to the Agent); provided, however, that if the Borrower has not delivered its financial statements for the previous fiscal quarter within 45 days of the end of such fiscal quarter, then the Interest Margin in effect for the previous fiscal quarter shall continue to apply unless the Agent exercises its right to impose interest at (a) the default rate as provided for in this Agreement or (b) the rate otherwise applicable if the Borrower had timely delivered its financial statements.

        Level               Level I             Level II            Level III
-----------------------   ------------      ----------------     ---------------
 Recourse Funded Debt    less than 2.75     equal to or 2.75     equal to or
        Ratio                               greater than 2.75    greater than
                                            less than 3.5        3.5
-----------------------   ------------      ----------------     ---------------
     Prime Margin             -0-                  25                  50
-----------------------   ------------      ----------------     ---------------
     LIBOR Margin             250                 275                 300
-----------------------   ------------      ----------------     ---------------

The margins set forth above shall apply unless there exists an Event of Default, in which case the Agent may elect to impose the default rate as provided for in this Agreement.

"Interest Payment Date" means, as to any Loan other than a Prime Rate Loan, the last day of each Loan Period applicable to such Loan and, as to any Prime Rate Loan, the last Business Day of each calendar quarter and each date such Loan is converted into another Type of Loan; provided, however, that if any Loan Period for a LIBOR Rate Loan exceeds three months, the date that falls three months after the beginning of such Loan Period and after each Interest Payment Date thereafter is also an Interest Payment Date.

"Interest  Rate  Election  Date"  means  any  date  as of  which,  the  Borrower
(a) obtains  Loans,   (b) converts  Loans  of  one  Type  to  another  Type,  or
(c) continues as Loans of the same Type, but with a new Loan Period, Loans having Loan Periods expiring on such date.

"Interest Rate Notice" means a notice in substantially the form of Exhibit B.

"IRS" means the Internal Revenue Service, and any Governmental Authority succeeding to any of its principal functions under the Code.

"Lender" has the meaning specified in the introductory clause hereto.

"Lending Office" means, as to any Lender, the office or offices of such Lender specified as its "Lending Office" or "Domestic Lending Office" or "LIBOR Lending Office," as the case may be, on Schedule 11.2, or such other office or offices as the Lender may from time to time notify the Borrower and the Agent.

"LIBOR Rate Loan" has the meaning set forth in Section 2.7(a).

"Lien" means any security interest, mortgage, deed of trust, pledge, hypothecation, assignment, charge or deposit arrangement, encumbrance, lien (statutory or other) or preferential arrangement of any kind or nature whatsoever in respect of any property (including those created by, arising under or evidenced by any conditional sale or other title retention agreement, the interest of a lessor under a capital lease, any financing lease having substantially the same economic effect as any of the foregoing, or the filing of any financing statement naming the owner of the asset to which such lien relates as debtor, under the Uniform Commercial Code or any comparable law) and any contingent or other agreement to provide any of the foregoing, but not including the interest of a lessor under an operating lease.

"Loan"  means  an  extension  of  credit  by a  Lender  to  the  Borrower  under
Article II, and may be a Prime Rate Loan or a LIBOR Rate Loan (each, a "Type" of
Loan).

"Loan Documents" means this Agreement, the Note, the Collateral Documents, the Guaranty, the Reimbursement Agreements, the Indemnification Agreements and all other documents delivered to the Agent or any Lender in connection herewith.

"Loan Period" means the period commencing on the advance date of the applicable LIBOR Rate Loan and ending on the numerically corresponding day one, two, three or six months thereafter matching the interest rate term selected by the Borrower; provided, however, (a) if any Loan Period would otherwise end on a day which is not a New York Banking Day, then the Loan Period shall end on the next succeeding New York Banking Day unless the next succeeding New York Banking Day falls in another calendar month, in which case the Loan Period shall end on the immediately preceding New York Banking Day; or (b) if any Loan Period begins on the last New York Banking Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of the Loan Period), then the Loan Period shall end on the last New York Banking Day of the calendar month at the end of such Loan Period.

"Margin Stock" means "margin stock" as such term is defined in Regulation T, U or X of the FRB.

"Material Adverse Effect" means (a) a material adverse change in, or a material adverse effect upon, the operations, business, properties, condition (financial or otherwise) or prospects of the Borrower or the Borrower, WHC and its Subsidiaries taken as a whole; (b) a material impairment of the ability of the Borrower, WHC or any Subsidiary to perform under any Loan Document and to avoid any Event of Default; or (c) a material adverse effect upon (i) the legality, validity, binding effect or enforceability against the Borrower, WHC or any Subsidiary of any Loan Document, or (ii) the perfection or priority of any lien granted under any of the Collateral Documents.

"Maturity Date" means the earlier of (i) June 30, 2005 and (ii) the date the Obligations are accelerated pursuant to Section 9.2 hereof.

"Money Markets" refers to one or more wholesale funding markets available to U.S. Bank, including negotiable certificates of deposit, commercial paper, eurodollar deposits, bank notes, federal funds, interest rate swaps or others.

"Multiemployer  Plan"  means a  "multiemployer  plan,"  within  the  meaning  of
Section 4001(a)(3) of ERISA, to which the Borrower, WHC or any ERISA Affiliate makes, is making, or is obligated to make contributions or, during the preceding three calendar years, has made, or been obligated to make, contributions.

"Net Proceeds" means, as to any Disposition by a Person, proceeds in cash, checks or other cash equivalent financial instruments as and when received by such Person, net of: (a) the direct costs relating to such Disposition excluding amounts payable to such Person or any Affiliate of such Person, (b) sale, use or other transaction taxes paid or payable by such Person as a direct result thereof, and (c) the amount required to be applied to repay principal, interest and prepayment premiums and penalties on Indebtedness secured by a lien on the asset which is the subject of such Disposition to the extent such Lien is permitted hereunder. "Net Proceeds" shall also include proceeds paid on account of any Event of Loss, net of (x) all money actually applied to repair or reconstruct the damaged property or property affected by the condemnation or taking, (y) all of the costs and expenses reasonably incurred in connection with the collection of such proceeds, award or other payments, and (z) any amounts retained by or paid to parties having superior rights to such proceeds, awards or other payments.

"New York Banking Day" means any day (other than a Saturday or Sunday) on which commercial banks are open for business in New York, New York.

"Nonrecourse Indebtedness" means Indebtedness with respect to which there is no recourse to any of the assets of the Borrower, WHC or any Subsidiary other than the assets encumbered by a Permitted Lien (as evidenced by documentation provided to and approved by the Agent), with customary exceptions to the nonrecourse nature of such Indebtedness approved by the Agent in writing, which approval shall not be unreasonably withheld.

"Note" means a promissory note executed by the Borrower and payable to the Agent for the benefit of the Lenders pursuant to Section 2.4, in substantially the form of Exhibit C, together with all renewals and amendments thereto.

"Notice of Borrowing" means a written or oral request for a Loan from the Borrower delivered to the Agent in the manner, at the time, and containing the information required by the terms of Section 2.2 hereof.

"Obligation" means all advances, debts, liabilities, obligations, covenants and duties arising under any Loan or Loan Document owing by the Borrower, WHC or any Subsidiary to any Lender, the Agent, or any Indemnified Person, whether direct or indirect (including those acquired by assignment), absolute or contingent, due or to become due, now existing or hereafter arising.

"Organization Documents" means (a) for any limited partnership, the limited partnership agreement, the certificate of formation, and all applicable resolutions of the board of directors (or any committee thereof) of such limited partnership and (b) for any corporation, the certificate or articles of incorporation, the bylaws, any certificate of determination or instrument relating to the rights of preferred shareholders of such corporation, any shareholder rights or similar agreement, and all applicable resolutions of the board of directors (or any committee thereof) of such corporation.

"Other Taxes" means any present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or from the execution, delivery or registration of, or otherwise with respect to, this Agreement or any other Loan Documents.

"Participant" has the meaning specified in Section 11.8(d).

"PBGC" means the Pension Benefit Guaranty Corporation, or any Governmental Authority succeeding to any of its principal functions under ERISA.

"Pension Plan" means a pension plan (as defined in Section 3(2) of ERISA) subject to Title IV of ERISA which the Borrower sponsors, maintains, or to which it makes, is making, or is obligated to make contributions, or in the case of a multiple employer plan (as described in Section 4064(a) of ERISA) has made contributions at any time during the immediately preceding five (5) plan years.

"Permitted Liens" has the meaning specified in Section 8.1.

"Person" means an individual, partnership, corporation, limited liability company, limited liability partnership, business trust, joint stock company, trust, unincorporated association, joint venture or Governmental Authority.

"Plan" means an employee benefit plan (as defined in Section 3(3) of ERISA) which the Borrower sponsors or maintains or to which the Borrower makes, is making, or is obligated to make contributions and includes any Pension Plan.

"Preferred Stock" means the Series A and Series B preferred stock issued by WHC as a portion of the consideration paid by WHC for the Red Lion Stock Purchase.

"Prime Rate Loan" has the meaning set forth in Section 2.7(a).

"Pro Forma Interest Expense" means Interest Expense that would have been incurred by WHC or any of its Subsidiaries on Indebtedness incurred in connection with any Acquisition during the applicable period if such Acquisition had been completed and such Indebtedness incurred on the first day of the applicable period. If such Indebtedness has a floating or formula rate of interest, for purposes of this definition, the implied rate of interest for the applicable period shall be determined by utilizing the rate which is or would be in effect with respect to such Indebtedness as of the relevant date of determination.

"Pro Forma Taxes" means income and gross receipts taxes that would have been payable in cash or cash equivalents during the applicable period by WHC and its Subsidiaries (including the acquired Person) on the net income and gross receipts of any Person acquired by WHC or any of its Subsidiaries in an Acquisition if such Acquisition had been completed on the first day of the applicable period.

"Pro Rata Share" means, as to any Lender at any time, the percentage interest (expressed as a decimal, rounded to the ninth decimal place) at such time of such Lender in the combined Commitments of all Lenders.

"Recourse Funded Debt Ratio" means the ratio of (a) the Indebtedness of WHC and its Subsidiaries as of the last day of the applicable period, excluding (i) all Subordinated Debt, and (ii) all Nonrecourse Indebtedness, and less
(iii) Unrestricted Cash to (b) EBITDA for the applicable period, excluding all components of EBITDA arising from any property that is encumbered to secure the Indebtedness described in clauses (i) and (ii) above.

"Red Lion Purchase Agreement" means that certain Purchase Agreement entered into among WHC, Doubletree Corporation and Hilton Hotels Corporation dated as of
December 21, 2001, whereby WHC agreed to acquire all of the issued and outstanding capital stock of Red Lion Hotels, Inc.

"Refinanced Properties" has the meaning specified in Section 3.2.

"Refinancings" has the meaning specified in Section 3.1.

"Reimbursement Agreement" has the meaning specified in Section 3.2(c).

"Reportable Event" means, any of the events set forth in Section 4043(b) of ERISA or the regulations thereunder, other than any such event for which the 30-day notice requirement under ERISA has been waived in regulations issued by the PBGC.

"Required Lenders" means at any time Lenders then holding in excess of 50% of the then aggregate unpaid principal amount of the Loans, or, if no such principal amount is then outstanding, Lenders then having Pro Rata Shares greater than 50% of the Commitments.

"Requirement of Law" means, as to any Person, any law (statutory or common), treaty, rule or regulation or determination of an arbitrator or of a Governmental Authority, in each case applicable to or binding upon the Person or any of its property or to which the Person or any of its property is subject.

"Responsible Officer" means the chief executive officer or the president of the Borrower, or any other officer having substantially the same authority and responsibility; or, with respect to compliance with financial covenants, the chief financial officer or the treasurer of the Borrower, or any other officer having substantially the same authority and responsibility.

"SEC" means the Securities and Exchange Commission, or any Governmental Authority succeeding to any of its principal functions.

"Security Agreements" means all security agreements heretofore or hereafter executed by the Borrower, WHC and the Subsidiaries and in favor the Agent as agent for the benefit of the Lenders in connection with the Initial Credit Agreement or this Agreement in forms designated by the Agent, together with all amendments and restatements of the foregoing.

"Solvent" means, as to any Person at any time, that (a) the fair value of the property of such Person is greater than the amount of such Person's liabilities (including disputed, contingent and unliquidated liabilities) as such value is established and liabilities evaluated for purposes of Section 101(31) of the Bankruptcy Code and, in the alternative, for purposes of the Washington Uniform Fraudulent Transfer Act; (b) the present fair saleable value of the property of such Person is not less than the amount that will be required to pay the probable liability of such Person on its debts as they become absolute and matured; (c) such Person is able to realize upon its property and pay its debts and other liabilities (including disputed, contingent and unliquidated liabilities) as they mature in the normal course of business; (d) such Person does not intend to, and does not believe that it will, incur debts or liabilities beyond such Person's ability to pay as such debts and liabilities mature; and (e) such Person is not engaged in business or a transaction, and is not about to engage in business or a transaction, for which such Person's property would constitute unreasonably small capital.

"Subordinated Debt" shall mean Indebtedness of the Borrower or WHC which is subordinated to the Obligations of the Borrower, WHC and the Subsidiaries hereunder in right of payment, exercise of remedies or both, on terms and conditions agreed to in writing by the Agent and the Required Lenders.

"Subsidiary" of a Person means any corporation, association, partnership, limited liability company, limited liability partnership, joint venture or other business entity of which more than 50% of the voting stock, membership interests or other equity interests (in the case of Persons other than corporations), is owned or controlled directly or indirectly by the Person, or one or more of the Subsidiaries of the Person, or a combination thereof. Unless the context otherwise clearly requires, references herein to a "Subsidiary" refer to a Subsidiary of WHC.

"Surety Instruments" means all letters of credit (including standby and commercial), banker's acceptances, bank guaranties, surety bonds and similar instruments.

"Swap Contract" means any agreement (including any master agreement and any agreement, whether or not in writing, relating to any single transaction) that is an interest rate swap agreement, basis swap, forward rate agreement, commodity swap, commodity option, equity or equity index swap or option, bond option, interest rate option, forward foreign exchange agreement, rate cap, collar or floor agreement, currency swap agreement, cross-currency rate swap agreement, currency option or any other, similar agreement (including any option to enter into any of the foregoing).

"Taxes" means any and all present or future taxes, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding, in the case of each Lender and the Agent, such taxes (including income taxes or franchise taxes) as are imposed on or measured by each Lender's net income by the jurisdiction (or any political subdivision thereof) under the laws of which such Lender or the Agent, as the case may be, is organized or maintains a lending office.

"Tier I LLC" has the meaning specified in Section 3.1.

"Tier II LLC" has the meaning specified in Section 3.1.

"Title Insurance Policy" means an American Land Title Association extended coverage mortgagee's policy of title insurance (1992 form) insuring the validity and first priority (subject only to exceptions agreed to in writing by the Agent) of the lien of the applicable Deed of Trust against the real property described therein, in an amount equal to or greater than (a) 60% of the Approved Appraised Value if the real property described therein is Eligible Real Property or (b) 60% of the Agent's estimate of fair market value of the real property described therein, and with such endorsements as the Agent deems necessary in its sole discretion, issued by a title insurance company reasonably acceptable to the Agent, dated as of the date of the recording of such Deed of Trust, and in a form acceptable to the Agent.

"Type" has the meaning specified in the definition of "Loan."

"UCC" means the Uniform Commercial Code as in effect in the State of Washington.

"Unfunded Pension Liability" means the excess of a Plan's benefit liabilities under Section 4001(a)(16) of ERISA, over the current value of that Plan's assets, determined in accordance with the assumptions used for funding the Pension Plan pursuant to Section 412 of the Code for the applicable plan year.

"United States" and "U.S." each means the United States of America.

"Unrestricted Cash" means cash and Cash Equivalents that are not encumbered by any Liens other than Liens for the benefit of Agent or Lenders.

"U.S. Bank"   means  U.S. Bank   National   Association,   a  national   banking
association.

"WHC" means WestCoast Hospitality Corporation, a Washington corporation, and its successors.

1.2 Other Interpretive Provisions
(a). The meanings of defined terms are equally applicable to the singular and plural forms of the defined terms.

(b). The words "hereof," "herein," "hereunder" and similar words refer to this Agreement as a whole and not to any particular provision of this Agreement; and subsection, Section, Schedule and Exhibit references are to this Agreement unless otherwise specified.

(c).
(i).  The  term  "documents"  includes  any  and  all  instruments,   documents,
agreements, certificates, indentures, notices and other writings, however evidenced.
(ii). The term "including" is not limiting and means "including without limitation."
(iii). In the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including"; the words "to" and "until" each mean "to but excluding," and the word "through" means "to and including."
(iv). The term "property" includes any kind of property or asset, real, personal or mixed, tangible or intangible.

(d). Unless otherwise expressly provided herein, (i) references to agreements (including this Agreement) and other contractual instruments shall be deemed to include all subsequent amendments and other modifications thereto, but only to the extent such amendments and other modifications are not prohibited by the terms of any Loan Document, and (ii) references to any statute or regulation are to be construed as including all statutory and regulatory provisions consolidating, amending, replacing, supplementing or interpreting the statute or regulation.

(e). The captions and headings of this Agreement are for convenience of reference only and shall not affect the interpretation of this Agreement.

(f). This Agreement and other Loan Documents may use several different limitations, tests or measurements to regulate the same or similar matters. All such limitations, tests and measurements are cumulative and shall each be performed in accordance with their terms.

(g). This Agreement and the other Loan Documents are the result of negotiations among and have been reviewed by counsel to the Agent, the Borrower, WHC and the other parties, and are the products of all parties. Accordingly, they shall not be construed against the Lenders or the Agent merely because of the Agent's or Lenders' involvement in their preparation.

(h). Each reference hereunder to Subsidiaries is effective at such time and to the extent that any Person has existing Subsidiaries (as defined herein). Notwithstanding any provisions of this Amendment to the contrary, each of the Tier I LLCs and the Tier II LLCs shall constitute a "Subsidiary" for all purposes under the provisions of the Credit Agreement and the other Loan Documents.

1.3 Accounting Principles
(a). Unless the context otherwise clearly requires, all accounting terms not expressly defined herein shall be construed, and all financial computations required under this Agreement shall be made, in accordance with GAAP, consistently applied.

(b). References herein to "fiscal year" and "fiscal quarter" refer to such fiscal periods of the Borrower or WHC (as the case may be).

(c). In the event that GAAP changes during the term of this Agreement such that the Financial Covenants contained in Section 8.14 would then be calculated in a different manner or with different components or with components that are calculated differently, (i) the parties hereto agree to enter into negotiations with respect to amendments to this Agreement to conform those covenants as criteria for evaluating WHC's and its Subsidiaries' financial condition to substantially the same criteria as were effective prior to such change in GAAP, and (ii) the Borrower and WHC shall be deemed to be in compliance with the affected Financial Covenants contained in Section 8.14 during the 60 days following any change in GAAP if and to the extent that the Borrower would have been in compliance therewith under GAAP as in effect immediately before such change; provided, however, that this paragraph shall not be deemed to require the Borrower, the Agent or the Lenders to agree to modify any provision of this Agreement or any of the other Loan Documents to reflect any such change to GAAP and, if, after such 60 days, the parties, in their sole discretion, fail to reach agreement on such modifications, the terms of this Agreement will remain unchanged and the compliance by the Borrower and WHC with the Financial Covenants contained in Section 8.14 will be calculated in accordance with GAAP as in effect immediately before such change.

1.5 Amendment and Restatement of Initial Credit Agreement
Upon execution of this Agreement and the exhibits to this Agreement to be executed concurrently with the execution of this Agreement, and the satisfaction of the conditions precedent to the initial Funding under this Agreement, the Initial Credit Agreement shall be deemed amended and superseded in its entirety by this Agreement. All promissory notes signed by Borrower in connection with the Initial Credit Agreement shall be marked "renewed" and retained by the Agent until all of the Loans are repaid in full and the Lenders' commitments to advance additional Loans have terminated.

1.6  Modification  of Names
(a). In recognition of the name change of Cavanaughs Hospitality Limited Partnership to WestCoast Hospitality, Limited Partnership, all references in the Loan Documents to "Cavanaughs Hospitality Limited Partnership" are hereby amended to "WestCoast Hospitality, Limited Partnership" and all references in the Loan Documents to "CHC" are hereby amended to constitute references to "WHC."

(b). In recognition of the name change of Cavanaughs Hospitality Corporation to WestCoast Hospitality Corporation, all references in the Loan Documents to "Cavanaughs Hospitality Corporation" are hereby amended to "WestCoast Hospitality Corporation."

ARTICLE II.       THE LOANS

2.1 Revolving Line of Credit

(a). Subject to the terms and conditions of this Agreement, each Lender hereby severally agrees to make loans (each such loan, a "Loan") to the Borrower from time to time on Business Days prior to the Maturity Date in amounts equal to such Lender's Pro Rata Share of each requested loan, provided that, after giving effect to any requested loan the aggregate of all Loans from such Lender will not exceed at any one time outstanding such Lender's Pro Rata Share of the Commitment. The Loans described in this Section 2.1 constitute a revolving credit and within the amount and time specified, the Borrower may pay, prepay and reborrow. The amount of each Lender's Pro Rata Share of the Commitment is set forth in Schedule 2.1.

(b). Upon not fewer than ten days' prior written notice to the Agent, the Borrower may elect to reduce the amount of the Commitment; provided, however that any such reduction in the Commitment shall be permanent.

(c). The Loans advanced under this Agreement shall constitute a renewal of the loans outstanding under the Initial Credit Agreement.

2.2 Manner of Borrowing

For each requested Loan, the Borrower shall give the Agent a Notice of Borrowing specifying the date of a requested borrowing and the amount thereof. Borrower may give a written or oral Notice of Borrowing on the same day it wishes any Prime Rate Loan to be made if said Notice of Borrowing is received by Agent no later than 10:00 a.m. (Seattle time) on the date of the requested borrowing. If the Borrower shall elect to have interest accrue on a Loan at a rate indexed to the LIBOR Rate by giving an Interest Rate Notice in respect of such borrowing, the Notice of Borrowing shall be given prior to 10:00 a.m. (Seattle time) on a Business Day at least two Business Days prior to the requested date of borrowing. Requests for borrowing, or confirmations thereof, received after the designated hour will be deemed received on the next succeeding Business Day. Each such Notice of Borrowing shall be irrevocable and shall be deemed to constitute a representation and warranty by Borrower that as of the date of such notice the statements set forth in Article VI are true and correct in all material respects and that no Default or Event of Default has occurred and is continuing. On receipt of a Notice of Borrowing, the Agent shall promptly notify each Lender by telephone, telex or facsimile of the date of the requested borrowing and the amount thereof. Each Lender shall before 12:00 noon (Seattle time) on the date of the requested borrowing, pay such Lender's Pro Rata Share of the aggregate principal amount of the requested borrowing in immediately available funds to the Agent at 1420 Fifth Avenue, Seattle, Washington 98101. Upon fulfillment to the Agent's satisfaction of the applicable conditions set forth in Article V, and after receipt by the Agent of such funds, the Agent will either (a) promptly make such funds available to the Borrower at a general checking account maintained by the Borrower at the Agent, or at such other place as may be designated by the Borrower in a writing delivered to the Agent; (b) if requested by the Borrower in writing to do so, will apply such funds against the Borrower's obligations to make payments of interest accruing under this Agreement, the Note or any other Loan Document; or (c) at the Agent's election, apply such proceeds to the satisfaction of Borrower's obligations arising under
Section 3.4.

2.3 Agent's Right to Fund
Unless the Agent shall have received notice from a Lender prior to 12:00 noon (Seattle time) on the date of any requested borrowing that such Lender will not make available to the Agent its Pro Rata Share of the requested Borrowing, the Agent may assume that such Lender has made such funds available to the Agent on the date such Loan is to be made in accordance with Section 2.2 hereof and the Agent may, in reliance upon such assumption, make available to the Borrower on such date a corresponding amount. If and to the extent that such Lender shall not have so made such portion available to the Agent, the Borrower and such Lender, jointly and severally, agree to pay to the Agent forthwith on demand such corresponding amount, together with interest thereon for each day from the date such amount is made available to the Borrower until the date such amount is repaid to the Agent, at (a) in the case of the Borrower, the interest rate applicable to such Loan and (b) in the case of such Lender, the Federal Funds Rate. Any such repayment by the Borrower shall be without prejudice to any rights it may have against a Lender that has failed to make available its funds for any requested borrowing. The failure of any Lender to make available its Pro Rata Share of a requested Borrowing shall not relieve any other Lender of any obligation hereunder to make available its Pro Rata Share of a requested Borrowing, but no Lender shall be responsible for the failure of any other Lender to make available such Lender's Pro Rata Share of a requested Borrowing.

2.4 Loan Accounts
The Loans made by each Lender shall be evidenced by the Note and one or more loan accounts or records maintained by such Lender in the ordinary course of business. The loan accounts or records maintained by the Agent and each Lender shall be conclusive absent manifest error of the amount of the Loans made by the Lenders to the Borrower and the interest and payments thereon. Any failure so to record or any error in doing so shall not, however, limit or otherwise affect the obligation of the Borrower hereunder to pay any amount owing with respect to the Loans. The Note is a renewal of the promissory note executed by the Borrower in connection with the Initial Credit Agreement, as well as all renewals thereof.

2.5 Mandatory Prepayments of Loans
(a) Asset Dispositions
If the Borrower, WHC or any Subsidiary shall at any time or from time to time make or agree to make a Disposition then (i) the Borrower shall promptly notify the Agent of such proposed Disposition (including the amount of the estimated Net Proceeds to be received by the Borrower, WHC or such Subsidiary in respect thereof) and (ii) concurrently with receipt by the Borrower, WHC or the Subsidiary of the Net Proceeds of such Disposition, the Borrower shall prepay the Loans in an aggregate amount equal to the amount of such Net Proceeds; provided, however, that no such prepayment shall be required to the extent, in each case, such Net Proceeds are from the Disposition of personal property and are to be used within 90 days of receipt thereof to purchase replacement assets; provided further, that such prepayment shall be required only if (i) such Net Proceeds exceed $500,000 or (ii) the aggregate of all Net Proceeds theretofore received by the Borrower during the preceding 12 months and not reinvested or used to make a prepayment hereunder exceeds $500,000.
(b) Event of Loss
If the Borrower, WHC or any Subsidiary shall at any time or from time to time suffer an Event of Loss, then (i) the Borrower shall promptly notify the Agent of such Event of Loss (including the amount of the estimated Net Proceeds to be received by the Borrower, WHC or such Subsidiary in respect thereof) and
(ii) promptly upon, and in no event later than two Business Days after, receipt by the Borrower, WHC or the Subsidiary of the Net Proceeds of such Event of Loss, the Borrower shall either (i) prepay the Loans in an aggregate amount equal to the amount of such Net Proceeds or (ii) deposit an aggregate amount equal to the amount of such Net Proceeds into an interest bearing blocked account maintained with the Agent pending release for usage by the Borrower in a manner, and during the time, specified in the proviso below; provided, however, that no such prepayment shall be required to the extent, in each case, such Net Proceeds are used within 90 days of receipt thereof to repair, replace or restore the assets, if any, relating to such Event of Loss.
(c) General
Any prepayments pursuant to this Section 2.5 shall be applied first to any Prime Rate Loans then outstanding and then to LIBOR Rate Loans with the shortest Loan Periods remaining; provided, however, that if the amount of Prime Rate Loans then outstanding is not sufficient to satisfy the entire prepayment requirement, the Borrower may, at its option, place any amounts which it would otherwise be required to use to prepay LIBOR Rate Loans on a day other than the last day of the Loan Period therefor in an interest-bearing account pledged to the Agent for the benefit of the Lenders until the end of such Loan Period at which time such pledged amounts will be applied to prepay such LIBOR Rate Loans. The Borrower shall pay, together with each prepayment under this Section 2.5, accrued interest on the amount prepaid and any amounts required pursuant to
Section 2.7(a).

2.6 Repayment
(a). The Borrower shall repay to the Lenders from time to time such amounts of principal as may be necessary to ensure that at all times the sum of the then outstanding principal balance of all Loans is equal to or less than the lesser of (i) the amount of the then applicable Commitment or (ii) the Borrowing Base.
(b). For not fewer than 30 consecutive days during each 12-month period during the term of this Agreement and any extensions thereof, the Borrower shall repay to the Lenders from time to time such amounts of principal and shall take such other steps as may be necessary to reduce the sum of the outstanding principal balance of the Commitment to zero.
(c). The Borrower shall repay the Loans in full, together with all accrued and unpaid interest thereon, on the Maturity Date.

2.7 Interest
(a). Interest on the outstanding principal balance of the Loans shall accrue at one of the following per annum rates selected by the Borrower (i) upon notice to the Agent (or in the event no other selection is made by the Borrower), the Interest Margin plus the prime rate announced by the Agent from time to time, as and when such rate changes (a "Prime Rate Loan"); or (ii) upon a minimum of two New York Banking Days prior notice, the Interest Margin plus the one, two, three or six-month LIBOR rate quoted by U.S. Bank from Telerate Page 3750 or any successor thereto (which shall be the LIBOR rate in effect two New York Banking Days prior to commencement of the advance), adjusted for any reserve requirement and any subsequent costs arising from a change in government regulation (a "LIBOR Rate Loan"). No LIBOR Rate Loan may extend beyond the Maturity Date. In any event, if the Loan Period for a LIBOR Rate Loan should happen to extend beyond the Maturity Date, such loan must be prepaid on the Maturity Date. If a LIBOR Rate Loan is prepaid prior to the end of the Loan Period for such loan, whether voluntarily or because prepayment is required on the Maturity Date or due to acceleration upon an Event of Default or otherwise, the Borrower agrees to pay all of Lenders' costs, expenses and Interest Differential (as determined by the Agent) incurred as a result of such prepayment. Because of the short-term nature of this facility, the Borrower agrees that the Interest Differential shall not be discounted to its present value. Any prepayment of a LIBOR Rate Loan shall be in an amount equal to the remaining entire principal balance of such loan.

(b). In the event the Borrower does not timely select another interest rate option at least two New York Banking Days before the end of the Loan Period for a LIBOR Rate Loan, the Agent may at any time after the end of the Loan Period convert the LIBOR Rate Loan to a Prime Rate Loan, but until such conversion, the funds advanced under the LIBOR Rate Loan shall continue to accrue interest at the same rate as the interest rate in effect for such LIBOR Rate Loan prior to the end of the Loan Period.

(c). The Agent's internal records of applicable interest rates shall be determinative in the absence of manifest error.

(d). Each LIBOR Rate Loan shall be in a minimum principal amount of $500,000.

(e). Unless the Required Lenders otherwise agree, during the existence of a Default or Event of Default, the Borrower may not elect to have a Loan made, converted into or continued as a LIBOR Rate Loan.

(f). There may not be more than four different Loan Periods in effect at any time.

(g). Interest on each Loan shall be paid in arrears on each Interest Payment Date. Interest shall also be paid on the date of any prepayment of Loans under
Section 2.5 for the portion of the Loans so prepaid and upon payment (including prepayment) in full thereof and, during the existence of any Event of Default, interest shall be paid on demand of the Agent at the request or with the consent of the Required Lenders.

(h). Notwithstanding subsection (a) of this Section, while any Event of Default exists or after acceleration, the Borrower shall pay interest (after as well as before entry of judgment thereon to the extent permitted by law) on the principal amount of all outstanding Loans, at a rate per annum which is determined by adding 2% per annum to the otherwise applicable under this Agreement.

(i). Anything herein to the contrary notwithstanding, the obligations of the Borrower to any Lender hereunder shall be subject to the limitation that payments of interest and late charges shall not be required, for any period for which interest is computed hereunder, to the extent (but only to the extent) that contracting for or receiving such payment by such Lender would be contrary to the provisions of any law applicable to such Lender limiting the highest rate of interest that may be lawfully contracted for, charged or received by such Lender, and in such event the Borrower shall pay such Lender interest at the highest rate permitted by applicable law.

2.8 Loan and Agency Fees
The Borrower shall pay Lenders a loan fee in the amount of $25,000 concurrently with the execution of this Agreement.

2.9 Commitment Fees
On the last day of each fiscal quarter during the term of the Loans, and on the date that the Loans are repaid in full and the Commitments are terminated upon the election of the Borrower pursuant to Section 2.1(c) or as otherwise provided in this Agreement, Borrower shall pay to the Agent for the ratable benefit of the Lenders commitment fees in the amount equal to Commitment Fee Percentage per annum of the average unused portion of the Commitment during each period, to be calculated based upon the amount of the Commitment during such period, less the sum of the average outstanding principal balance of all Loans during such period. The fee paid pursuant to this Section 2.9 shall be deemed fully earned when due and non-refundable when paid without regard to any voluntary or involuntary prepayment of the Loans (or any portion thereof), the failure to satisfy the conditions of lending or the termination of any Commitment.

2.10 Late Charge
If any payment of principal or interest required under any of the Loans is five days or more past due, the Borrower will be charged, for the ratable benefit of the Lenders, a late charge of 5% of the delinquent payment or $5, whichever is greater, for each such late payment. The five-day period provided for herein shall not be construed as a waiver of any Default or Event of Default resulting from any late payment under any of the Loans.

2.11 Computation of Interest and Fees
(a) All computations of interest and commitment fees shall be made on the basis of a year of 360 days and actual days elapsed. Interest and commitment fees shall accrue during each period during which interest or commitment fees are computed from the first day thereof to the last day thereof.
(b) Each determination of an interest rate by the Agent shall be conclusive and binding on the Borrower and the Lenders in the absence of manifest error. The Agent will, at the request of the Borrower or any Lender, deliver to the Borrower or the Lender, as the case may be, a statement showing the quotations used by the Agent in determining any interest rate and the resulting interest rate.

2.12 Payments by the Borrower
(a) All payments to be made by the Borrower shall be made without set-off, recoupment or counterclaim. Except as otherwise expressly provided herein, all payments by the Borrower shall be made to the Agent for the account of the Lenders at the Agent's, and shall be made in dollars and in immediately available funds, no later than 10:00 a.m. (Seattle time) on the date specified herein. The Agent will promptly distribute to each Lender its Pro Rata Share (or other applicable share so expressly provided herein) of such payment in like funds as received. Any payment received by the Agent later than 10:00 a.m. (Seattle time) shall be deemed to have been received on the following Business Day and any applicable interest or fee shall continue to accrue.
(b) Subject to the provisions set forth in the definition of "Loan Period" herein, whenever any payment is due on a day other than a Business Day, such payment shall be made on the following Business Day, and such extension of time shall in such case be included in the computation of interest or fees, as the case may be.
(c) Unless the Agent receives notice from the Borrower prior to the date on which any payment is due to the Lenders that the Borrower will not make such payment in full as and when required, the Agent may assume that the Borrower has made such payment in full to the Agent on such date in immediately available funds and the Agent may (but shall not be so required), in reliance upon such assumption, distribute to each Lender on such due date an amount equal to the amount then due such Lender. If and to the extent the Borrower has not made such payment in full to the Agent, each Lender shall repay to the Agent on demand such amount distributed to such Lender, together with interest thereon at this Federal Funds Rate for each day from the date such amount is distributed to such Lender until the date repaid.
(d) Any payment made by the Borrower hereunder shall be applied first, against any Financial Transaction Liability of the Borrower owing to the Agent; second, against fees, expenses and indemnities due hereunder or under any other Loan Document; third, against interest due on amounts in default on any Loan, if any; fourth, against interest due on any Loan; fifth, against Loan principal amounts in default; and sixth, against Loan principal.

2.13 Sharing of Payments, Etc.
If, other than as expressly provided elsewhere herein, any Lender shall obtain on account of the Loans made by it any payment (whether voluntary, involuntary, through this exercise of any right of set-off, or otherwise) in excess of its Pro Rata Share, such Lender shall immediately (a) notify the Agent of such fact, and (b) purchase from the other Lenders such participations in the Loans made by them as shall be necessary to cause such purchasing Lender to share the excess payment pro rata with each of them; provided, however, that if all or any portion of such excess payment is thereafter recovered from the purchasing Lender, such purchase shall to that extent be rescinded and each other Lender shall repay to the purchasing Lender the purchase price paid therefor, together with an amount equal to such paying Lender's ratable share (according to the proportion of (a) the amount of such paying Lender's required repayment to
(b) the total amount so recovered from the purchasing Lender) of any interest or other amount paid or payable by the purchasing Lender in respect of the total amount so recovered. The Borrower agrees that any Lender so purchasing a participation from another Lender may, to the fullest extent permitted by law, exercise all its rights of payment (including the right of set-off, but subject to Section 11.9) with respect to such participation as fully as if such Lender were the direct creditor of the Borrower in the amount of such participation. The Agent will keep records (which shall be conclusive and binding in the absence of manifest error) of participations purchased under this Section and will in each case notify the Lenders following any such purchases or repayments.

2.14 Security
All Obligations of the Borrower, WHC and the Subsidiaries under this Agreement, the Note and all other Loan Documents shall be secured in accordance with the Collateral Documents.

2.15 Borrowing Base
(a) The sum of the outstanding balance of principal of the Loans shall at no time exceed an amount equal to the Borrowing Base.
(b) The Borrower  shall submit to U.S. Bank a calculation  of the Borrowing Base
(i) within 45 days of the end of each fiscal quarter of the Borrower as of the last day of such fiscal quarter and (ii) with each Notice of Borrowing for Loans in excess of $1,000,000 in the aggregate.
(c) If at any time the outstanding balance of principal of the Loans shall exceed the Borrowing Base, the Borrower shall repay such outstanding portion of the Loans in an amount equal to such excess within one Business Day. The Borrower's failure to do so shall constitute an Event of Default.

2.16 No Prepayment Charges
Except as provided in Section 2.7(a), the Borrower may pay or prepay any Loan without charge.

ARTICLE III.      REFINANCINGS

3.1 Description of Refinancings
The Borrower has refinanced and may in the future refinance a number of its hotel properties through special purpose, bankruptcy remote entities (the "Refinancings"), pursuant to which the Borrower has formed or intends to form a Delaware limited liability company for each of the properties to be refinanced, each of which shall be a wholly owned Subsidiary of the Borrower (the "Tier I LLCs"). Each Tier I Subsidiary has formed or intends to form a Delaware limited liability company that shall be a wholly owned Subsidiary of such Tier I LLC (the "Tier II LLCs"). Each property refinanced or to be refinanced has been contributed or is to be contributed to the Tier I LLC formed for such property. The Tier I LLC formed for each property refinanced or to be refinanced has contributed or is to contribute such property to its respective Tier II LLC. Each Refinancing loan has been made or is to be made to a Tier II LLC on a nonrecourse basis and secured only by the property contributed to such Tier II LLC.

3.2 Conveyance of Property and Release of Collateral
In order to accommodate future Refinancings, subject to the terms and conditions of this Agreement, and provided that there exists no Event of Default and that after giving effect to any proposed Refinancing there would no exist any Event of Default, the Lenders hereby consent to (a) the reconveyance of any Deeds of Trust that encumber the real property and improvements refinanced (the
"Refinanced Properties") concurrently with the refinancing of each such Refinanced Property and (b) the contribution of the Refinanced Properties by the Borrower to the respective Tier I LLCs and the contribution of the Refinanced
Properties by the Tier I LLCs to the respective Tier II LLCs concurrently with or immediately preceding the refinancing of each such Refinanced Property. To the extent of the contributions described in clause (b) of the previous sentence, the Lenders hereby waive the provisions of Section 8.2(a), 8.4 and 8.6 of the Credit Agreement.

3.3 No Modification of Refinancing Documents
Without the prior written consent of the Agent, none of the agreements, instruments or other documents arising out of any Refinancing shall be amended, modified or replaced after the date of the initial funding of such Refinancing in any manner that modifies the nonrecourse status of such Refinancing or increases the amount of the Refinancing.

3.4 Loans and Contributions to the LLCs
(a) Unless there exists a Default or an Event of Default, the Borrower is permitted to make loans or contributions of capital to the Tier II LLCs (either directly or indirectly through the Tier I LLCs) in amounts not to exceed the amounts determined by the Borrower to be reasonably necessary to (i) fund working capital needs not met by the operating cash flow from the respective property and (ii) fund capital expenditures that cannot be funded by the operating cash flow from the respective property.
(b) Notwithstanding the provisions of Section 3.5(a), the Borrower shall not use any proceeds of the Loans to fund loans or capital contributions to the Tier I LLCs or the Tier II LLCs.

3.5 No Further Loans; Guaranties
(a) With the exception of the Refinancings and loans from the Borrower permitted pursuant to Section 3.4(a) of this Amendment, none of the Tier I LLCs or the Tier II LLCs shall incur any Indebtedness except Indebtedness incurred by each Tier II LLC in the ordinary course of its business and in an amount not to exceed 4% of the initial amount of the Refinancing made to such Tier II LLC.
(b) The Borrower shall not suffer or permit any of the Tier I LLCs or the Tier II LLCs to, create, incur, assume or suffer to exist any Contingent Obligations.

3.6 Required Distributions
The Borrower shall cause the Tier I LLCs and the Tier II LLCs to distribute to the Borrower (in the case of the Tier II LLCs, through the Tier I LLCs), not less frequently than quarterly, all cash in excess of that necessary in the reasonable opinion of the Borrower to meet short term working capital needs and short term capital expenditure needs of the Tier II LLCs.

3.7 Waiver of Guaranties and Security Agreements
Notwithstanding the provisions of Section 7.14(d), (a) neither the Tier I LLCs nor Tier II LLCs shall be required to guarantee the obligations of the Borrower under the this Agreement, (b) neither the Tier I LLCs nor Tier II LLCs shall be required to grant the Lenders a security interest in their assets to secure the obligations of the Borrower under the Credit Agreement, (c) the Borrower shall not be required to pledge the membership interests of the Tier I LLCs to the Lenders, and (d) the Tier I LLCs shall not be required to pledge the membership interests of the Tier II LLCs to the Lenders.

3.8 Limitation on Liens
Notwithstanding the provisions of Section 8.1, the Lenders consent to the Tier II LLCs encumbering each Refinanced Property in order to consummate the Refinancing of such Refinanced Property.

3.9 Contingent Obligations
Notwithstanding the provisions of Section 8.8, the Lenders consent to the Borrower executing and delivering to the lenders under the Refinancings a guaranty of the exceptions to nonrecourse provisions under the Refinancings.

3.10 Refinancing of Eligible Real Property
The Lenders hereby approve the refinancing by the Borrower of one or more parcels of the Eligible Real Property and the concurrent or subsequent reconveyance of the Eligible Real Property refinanced from the lien of the respective Deed of Trust, provided that (a) the Agent shall have approved all terms and conditions of each such refinancing in writing, (b) concurrently with the completion of any such refinancing, the Borrower apply to the outstanding principal balance of the Loans all proceeds from each such refinancing net of the direct out-of-pocket costs to the Borrower relating to each such refinancing, and (c) after giving effect to each proposed refinancing, the Borrower shall be in compliance with the Borrowing Base.

ARTICLE IV.       TAXES, YIELD PROTECTION AND ILLEGALITY

4.1 Taxes
(a) Any and all payments by the Borrower to each Lender or the Agent under this Agreement and any other Loan Document shall be made free and clear of, and without deduction or withholding for any Taxes. In addition, the Borrower shall pay all Other Taxes.

(b) The Borrower agrees to indemnify and hold harmless each Lender and the Agent for the full amount of Taxes or Other Taxes (including any Taxes or Other Taxes imposed by any jurisdiction on amounts payable under this Section) paid by the Lender or the Agent and any liability (including penalties, interest, additions to tax and expenses) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally asserted. Payment under this indemnification shall be made within 30 days after the date the Lender or the Agent makes written demand therefor.

(c) If the Borrower shall be required by law to deduct or withhold any Taxes or Other Taxes from or in respect of any sum payable hereunder to any Lender or the Agent, then:
(i) the sum payable shall be increased as necessary so that after making all required deductions and withholdings (including deductions and withholdings applicable to additional sums payable under this Section) such Lender or the Agent, as the case may be, receives an amount equal to the sum it would have received had no such deductions or withholdings been made;
(ii) the Borrower shall make such deductions and withholdings;
(iii) the Borrower shall pay the full amount deducted or withheld to the relevant taxing authority or other authority in accordance with applicable law; and
(iv) the Borrower shall also pay to each Lender or the Agent for the account of such Lender, at the time interest is paid, all additional amounts which the respective Lender specified as necessary to preserve the after-tax yield the Lender would have received if such Taxes or Other Taxes had not been imposed.
(d) Within 30 days after the date of any payment by the Borrower of Taxes or Other Taxes, the Borrower shall furnish the Agent the original or a certified copy of a receipt evidencing payment thereof, or other evidence of payment satisfactory to the Agent.
(e) If the Borrower is required to pay additional amounts to any Lender or the Agent pursuant to subsection (c) of this Section, then such Lender shall use reasonable efforts (consistent with legal and regulatory restrictions) to change the jurisdiction of its Lending Office so as to eliminate any such additional payment by the Borrower which may thereafter accrue, if such change in the judgment of such Lender is not otherwise disadvantageous to such Lender.

4.2 Illegality
(a) If any Lender determines that the introduction of any Requirement of Law, or any change in any Requirement of Law, or in the interpretation or administration of any Requirement of Law, has made it unlawful, or that any central bank or other Governmental Authority has asserted that it is unlawful, for any Lender or its applicable Lending Office to make LIBOR Rate Loans, then, on notice thereof by the Lender to the Borrower through the Agent, any obligation of that Lender to make LIBOR Rate Loans shall be suspended until the Lender notifies the Agent and the Borrower that the circumstances giving rive to such determination no longer exist.

(b) If a Lender determines that it is unlawful to maintain any LIBOR Rate Loan, the Borrower shall, upon its receipt of notice of such fact and demand from such Lender (with a copy to the Agent), prepay in full such LIBOR Rate Loans of that Lender then outstanding, together with interest accrued thereon and amounts required under Section 2.7(a), either on the last day of the Loan Period thereof, if the Lender may lawfully continue to maintain such LIBOR Rate Loans to such day, or immediately, if the Lender may not lawfully continue to maintain such LIBOR Rate Loan. If the Borrower is required to so prepay any LIBOR Rate Loan, then concurrently with such prepayment, the Borrower shall borrow from the affected Lender, in this amount of such repayment, a Prime Rate Loan.

(c) If the obligation of any Lender to make or maintain LIBOR Rate Loans has been so terminated or suspended, the Borrower may elect, by giving notice to the Lender through the Agent that all Loans which would otherwise be made by the Lender as LIBOR Rate Loans shall be instead Prime Rate Loans.

(d) Before giving any notice to the Agent under this Section, the affected Lender shall designate a different Lending Office with respect to its LIBOR Rate Loans if such designation will avoid the need for giving such notice or making such demand and will not, in the judgment of the Lender, be illegal or otherwise disadvantageous to the Lender.

4.3 Increased Costs and Reduction of Return
(a) If any Lender determines that, due to either (i) the introduction of or any change in or in the interpretation of any law or regulation or (ii) the compliance by that Lender with any guideline or request from any central bank or other Governmental Authority (whether or not having the force of law), there shall be any increase in the cost to such Lender of agreeing to make or making, funding or maintaining any LIBOR Rate Loans, then the Borrower shall be liable for, and shall from time to time, upon demand (with a copy of such demand to be sent to the Agent), pay to the Agent for the account of such Lender, additional amounts as are sufficient to compensate such Lender for such increased costs.

(b) If any Lender shall have determined that (i) the introduction of any Capital Adequacy Regulation, (ii) any change in any Capital Adequacy Regulation,
(iii) any change in the interpretation or administration of any Capital Adequacy Regulation by any central bank or other Governmental Authority charged with the interpretation or administration thereof, or (iv) compliance by the Lender (or its Lending Office) or any corporation controlling the Lender with any Capital Adequacy Regulation, affects or would affect the amount of capital required or expected to be maintained by the Lender or any corporation controlling the Lender and (taking into consideration such Lender's or such corporation's policies with respect to capital adequacy and such Lender's desired return on capital) determines that the amount of such capital is increased as a consequence of its Commitment, loans, credits or obligations under this Agreement, then, upon demand of such Lender to the Borrower through the Agent, the Borrower shall pay to the Lender, from time to time as specified by the Lender, additional amounts sufficient to compensate the Lender for such increase.

4.4 Inability to Determine Rates
If the Agent determines that for any reason adequate and reasonable means do not exist for determining the LIBOR Rate for any requested Loan Period with respect to a proposed LIBOR Rate Loan, or that the LIBOR Rate applicable pursuant to
Section 2.7(a) for any requested Loan Period with respect to a proposed LIBOR Rate Loan does not adequately and fairly reflect the cost to any Lender of funding such Loan, the Agent will promptly so notify the Borrower and each Lender. Thereafter, the obligation of the Lenders to make or maintain LIBOR Rate Loans hereunder shall be suspended until the Agent revokes such notice in writing. Upon receipt of such notice, the Borrower may revoke any Interest Rate Notice then submitted by it. If the Borrower does not revoke such Notice, the Lenders shall make, convert or continue the Loans, as proposed by the Borrower, in the amount specified in the applicable notice submitted by the Borrower, but such Loans shall be made, converted or continued as Prime Rate Loans instead of LIBOR Rate Loans.

4.5 Certificates of Lenders
Any Lender  claiming  reimbursement  or  compensation  under this  Article IV or
Section 2.7(a) shall deliver to the Borrower (with a copy to the Agent) a certificate setting forth in reasonable detail the amount payable to the Lender hereunder and such certificate shall be conclusive and binding on the Borrower in the absence of manifest error.

4.6 Survival
The agreements and obligations of the Borrower in this Article IV shall survive this payment of all other Obligations.

ARTICLE V.        CONDITIONS PRECEDENT

5.1 Conditions of Initial Loans
The obligation of each Lender under this Agreement and the effectiveness of this Agreement are subject to the condition that the Agent has received on or before the Closing Date all of the following, in form and substance satisfactory to the Agent and each Lender, and with sufficient copies for each Lender:

(a) Credit Agreement and Note
This Agreement and the Note duly executed by each party thereto;

(b) Resolutions; Incumbency
(i) Copies of the resolutions of the board of directors or other governing body of the Borrower, WHC and each Subsidiary that may become party to a Loan Document authorizing the transactions contemplated hereby, certified as of the Closing Date by the Secretary or an Assistant Secretary of such Person; and
(ii) A certificate of the Secretary or Assistant Secretary of the Borrower, WHC and each Subsidiary that may become party to a Loan Document certifying the names and true signatures of the officers of the Borrower, WHC or such Subsidiary authorized to execute, deliver and perform, as applicable, this Agreement, and all other Loan Documents to be delivered by it hereunder;

(c) Organization Documents; Good Standing
Each of the following documents:
(i) the Organization Documents of the Borrower, WHC and each Subsidiary party to any Loan Document as in effect on the Closing Date, certified by the Secretary or Assistant Secretary of the Borrower, WHC or such Subsidiary as of the Closing Date; and
(ii) a good standing certificate for the Borrower, WHC and each Subsidiary party to any Loan Document from the Secretary of State (or similar, applicable Governmental Authority) of its state of organization as of a recent date;
(d) Legal Opinions
An opinion of counsel to the Borrower and WHC and each Subsidiary party to any Loan Document as in effect on the Closing Date, addressed to the Agent and the Lenders, substantially in the form of Exhibit D;

(e) Payment of Fees
Evidence of payment by the Borrower of all accrued and unpaid fees, costs and expenses to the extent then due and payable under the Initial Credit Agreement and this Agreement accrued as of the Closing Date, together with Attorney Costs of U.S. Bank to the extent invoiced prior to or on the Closing Date; including any such costs, fees and expenses arising under or referenced in Sections 2.8 and 11.4;

(f) Collateral Documents
The Collateral Documents, executed by the Borrower, WHC and each Subsidiary, in appropriate form for recording, where necessary, together with:
(i) acknowledgment copies of all UCC- 1 financing statements filed, registered or recorded to perfect the security interests of the Agent for the benefit of the Lenders, or other evidence satisfactory to the Agent that there has been filed, registered or recorded all financing statements and other filings, registrations and recordings necessary and advisable to perfect the Liens of the Agent for the benefit of the Lenders in accordance with applicable law;
(ii) written advice relating to such lien and judgment searches as the Agent shall have requested, and such termination statements or other documents as may be necessary to confirm that the Collateral is subject to no other Liens in favor of any Persons (other than Permitted Liens);
(iii) funds sufficient to pay any filing or recording tax or fee in connection with any and all UCC- 1 financing statements;
(iv) such consents, estoppels, subordination agreements and other documents and instruments executed by landlords, tenants, franchisors, licensors and other Persons party to material contracts relating to any Collateral as to which the Agent shall be granted a Lien for the benefit of the Lenders, as requested by the Agent or any Lender;
(v) evidence that all other actions necessary or, in the opinion of the Agent or the Lenders, desirable, to perfect and protect the first priority security interest created by the Collateral Documents and to enhance the Agent's ability to preserve and protect its interests in and access to the Collateral, have been taken;
(vi) amendments to all Deeds of Trust heretofore executed and delivered to the Agent, which amendments shall be substantially in the form of Exhibit E; and
(vii) the issuance of such endorsements to each Title Insurance Policy heretofore issued in connection with the Deeds of Trust as the Agent deems necessary in its sole discretion, issued by a title insurance company reasonably acceptable to the Agent, dated as of the date of the recording of the amendment to each Deed of Trust, and in a form acceptable to the Agent.

(g) Insurance Policies
Standard lenders' payable endorsements and insurance certificates with respect to the insurance policies or other instruments or documents evidencing insurance coverage on the properties of the Borrower in accordance with Section 7.6;

(h) Certificate
A certificate signed by a Responsible Officer, dated as of the Closing Date, stating that:
(i) the representations and warranties contained in Article VI are true and correct on and as of such date, as though made on and as of such date;
(ii) no Default or Event of Default exists or would result from making the requested Loans; and
(iii) there has occurred since March 31, 2003, no event or circumstance that has resulted or could reasonably be expected to result in a Material Adverse Effect;

(i) Compliance Certificate
A Compliance Certificate signed by a Responsible Officer, dated as of the Closing Date;

(j) Real Property Refinancing
Evidence acceptable to the Agent that prior to or concurrently with the initial advance to the Borrower under the Loans, the Borrower will have completed the refinancing of the real property described in Schedule 5.1(j) on such terms and conditions and pursuant to such agreements and other documents that comply with
Article III and Section 5.1(l);

(k) Other Documents
Such other approvals, opinions, documents or materials as the Agent or any Lender may request;

(l) Payment of Indebtedness
(i) Reduction in the sum of the outstanding principal balance of the Loans to an amount equal to or less than the lesser of (A) the Borrowing Base and (B) the amount of the Commitment; and
(ii) Evidence that all other Indebtedness not permitted by Section 8.5 has been paid in full;

(m) Eligible Real Property
All Collateral Documents for not fewer than four parcels of Eligible Real Property;

5.2 Conditions to Subsequent Loans
The obligation of each Lender to make Loans to the Borrower, or the Lenders to continue or convert any Loan under Section 2.7 after the initial Loans have been advanced is subject to the satisfaction of the following conditions precedent on the applicable date:

(a) Interest Rate Notice
In the case of a conversion of a Loan into another Type of Loan or the continuation of an interest rate election as of the end of an Loan Period, the Agent shall have received an Interest Rate Notice executed by the Borrower;

(b) Notice of Borrowing; Reimbursement Agreement
The Agent shall have received, duly executed by the Borrower, a Notice of Borrowing, in calculating the Borrowing Base;

(c) Continuation of Representations and Warranties
The representation and warranties in Article VI shall be true and correct on and as of each such Interest Rate Election Date or date of Notice of Borrowing with the same effect as if made on and as of such date (except to the extent such representations and warranties solely and expressly refer to an earlier date, in which case they shall be true and correct as of such earlier date);

(d) No Existing Default
No Default or Event of Default shall exist or shall result from such continuation, conversion or making of Loans;

(e) Satisfaction of Previous Conditions
The conditions set forth in Section 5.1 shall have been previously satisfied or waived by the Agent in writing;

(f) Further Assurances
To the extent not previously delivered, all other documents, agreements and instruments from or with respect to the Borrower or any other Person that may be called for hereunder shall be duly executed and delivered to the Agent, including but not limited to all documents, agreements and instruments deemed necessary by the Agent to perfect a security interest for the benefit of the Lenders in collateral acquired after the date of this Agreement that is intended to be encumbered pursuant to the Collateral Documents. For the purposes of this Agreement, the waiver of delivery of any document, agreement, or instrument from or with respect to the Borrower or any other Person does not constitute a continuing waiver with respect to the obligation to fulfill the conditions precedent set forth in this Section 5.2 except as otherwise specifically provided.

Each Interest Rate Notice or Notice of Borrowing (as the case may be) submitted by the Borrower hereunder shall constitute a representation and warranty by the Borrower hereunder, as of the date of each such notice and as of each Interest Rate Election Date, as applicable, that the conditions in this Section 5.2 are satisfied.

5.3 Conditions to Become Eligible Real Property
The Borrower may elect that a parcel of real property owned by the Borrower or a Subsidiary shall become Eligible Real Property subject to (a) making a written request of the Agent therefor, (b) meeting the conditions set forth in the definition of "Eligible Real Property," and (c) the condition that the Agent has received all of the following with respect to such parcel of real property, in form and substance satisfactory to the Agent and each Lender, and with sufficient copies for each Lender:
(i) a Deed of Trust encumbering the parcel of real property, duly executed by the Borrower or Subsidiary that owns the parcel of real property;
(ii) acknowledgment copies of all UCC-1 financing statements filed, registered or recorded to perfect the security interests of the Agent for the benefit of the Lenders, or other evidence satisfactory to the Agent that there has been filed, registered or recorded all financing statements and other filings, registrations and recordings necessary and advisable to perfect the Liens of the Agent for the benefit of the Lenders in accordance with applicable law;
(iii) written advice relating to such lien and judgment searches as the Agent shall have requested, and such termination statements or other documents as may be necessary to confirm that the Collateral is subject to no other Liens in favor of any Persons (other than Permitted Liens);
(iv) funds from the Borrower sufficient to pay or reimburse the Agent for all out-of-pocket costs and expenses connected with the parcel of real property becoming Eligible Real Property, including, without limitation, appraisal fees, inspection fees, fees for environmental and other third party inspections and reports, fees for the Title Insurance Policy to issue with respect to such parcel of real property, escrow fees (if any), attorneys' fees (if any) and any filing or recording tax or fee in connection with the Deed of Trust and all UCC-1 financing statements;
(v) such consents, estoppels, subordination agreements and other documents and instruments executed by landlords, tenants, franchisors, licensors and other Persons party to material contracts relating to the parcel of real property as to which the Agent shall be granted a Lien for the benefit of the Lenders, as requested by the Agent or any Lender;
(vi) evidence that all other actions necessary or, in the opinion of the Agent or the Lenders, desirable, to perfect and protect the first priority security interest created by the Collateral Documents in the parcel of real property and to enhance the Agent's ability to preserve and protect its interests in and access to such Collateral, have been taken;
(vii) a Title Insurance Policy insuring the Deed of Trust;
(viii) a flood hazard determination in a form approved by the Agent for the parcel of real property encumbered by a Deed of Trust;
(ix) (A) if requested by the Agent, an environmental checklist in a form designated by the Agent and approved by the Agent in writing after completion by the Borrower or Subsidiary (as the case may be), (B) an environmental site assessment approved by the Agent in writing performed by an engineer approved by the Agent, (C) if requested by the Agent, an American with Disabilities Act questionnaire, (D) an Indemnification Agreement duly executed by the Borrower and Subsidiary (if the parcel of real property is owned by a Subsidiary), and
(E) if the parcel of real property is being acquired with the proceeds of Loans, a designation agreement executed by the Borrower in a form approved by the Agent;
(x) lenders' payable endorsements and insurance certificates with respect to the insurance policies related to such parcel of real property or other instruments or documents evidencing insurance coverage on the properties of the Borrower in accordance with Section 7.6 and the Deed of Trust;
(xi) to the extent not previously delivered, copies of the resolutions of the board of directors of the Borrower or Subsidiary (as the case may be) authorizing the execution and delivery to the Agent of the Collateral Documents with respect to such parcel real property;
(xii) to the extent not previously delivered, a certificate of the Secretary or Assistant Secretary of the Borrower or Subsidiary (as the case may be) certifying the names and true signatures of the officers of the Borrower or Subsidiary authorized to execute, deliver and perform, as applicable, the Collateral Documents with respect to such real property;
(xiii) to the extent not previously delivered, the Organization Documents of the Borrower or Subsidiary (as the case may be), certified by the Secretary or Assistant Secretary of the Borrower or Subsidiary (as the case may be);
(xiv) to the extent not previously delivered, a good standing certificate of the Borrower or Subsidiary (as the case may be) from the Secretary of State (or similar, applicable Governmental Authority) of its state of organization as of a recent date; and
(xv) to the extent  not  previously  delivered  with  respect to the  Collateral
Documents in question and such other matters as the Agent may reasonably request, an opinion of counsel to the Borrower or Subsidiary (as the case may be) and addressed to the Agent and the Lenders, in a form acceptable to the Agent.

5.4 Existing Collateral Documents
The Borrower acknowledges and agrees that all of the "Collateral Documents" (as such term is defined in the Initial Credit Agreement) executed and delivered in connection with the Initial Credit Agreement shall remain in effect and shall secure payment and performance of the obligations of the Borrower under this Agreement, the Loans and the Loan Documents. The Borrower hereby ratifies and reaffirms all of its obligations under such "Collateral Documents."

ARTICLE VI.       REPRESENTATIONS AND WARRANTIES

The Borrower represents and warrants to the Agent and each Lender that:

6.1 Existence and Power
The Borrower, WHC and each of its Subsidiaries:
(a) is a limited partnership or corporation, duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization;
(b) has the power and authority and all governmental licenses, authorizations, consents and approvals to own its assets, carry on its business and to execute, deliver and perform its obligation under the Loan Documents;
(c) is duly qualified as a foreign entity and is licensed and in good standing under the laws of each jurisdiction where its ownership, lease or operation of property or the conduct of its business requires such qualification or license; and
(d) is in compliance with all Requirements of Law; except, in each case referred to in clause (c) or clause (d), to the extent that the failure to do so could not reasonably be expected to have a Material Adverse Effect.

6.2 Authorization; No Contravention
The execution, delivery and performance by the Borrower, WHC and its Subsidiaries of this Agreement and each other Loan Document to which such Person is party, have been duly authorized by all necessary action, and do not and will not:
(a) contravene the terms of any of that Person's Organization Documents;
(b) conflict with or result in any breach or contravention of, or the creation of any Lien under, any document evidencing any Contractual Obligation to which such Person is a party or any order, injunction, writ or decree of any Governmental Authority to which such Person or its property is subject; or
(c) violate any Requirement of Law.

6.3 Governmental Authorization
No approval, consent, exemption, authorization, or other action by, or notice to, or filing with, any Governmental Authority (except for recordings or filings in connection with the Liens granted to the Agent under the Collateral Documents) is necessary or required in connection with the execution, delivery or performance by, or enforcement against, the Borrower, WHC or any of its Subsidiaries of the Agreement or any other Loan Document.

6.4 Binding Effect
This Agreement and each other Loan Document to which the Borrower, WHC or any of their Subsidiaries is a party constitute the legal, valid and binding obligations of the Borrower, WHC and any of their Subsidiaries to the extent it is a party thereto, enforceable against such Person in accordance with their respective terms, except as enforceability may be limited by applicable bankruptcy, insolvency, or similar laws affecting the enforcement of creditors' rights generally or by equitable principles relating to enforceability.

6.5 Litigation
Except as specifically disclosed in Schedule 6.5, there are no actions, suits proceedings, claims or disputes pending, or to the best knowledge of the Borrower, threatened or contemplated, at law, in equity, in arbitration or before any Governmental Authority, against the Borrower, WHC or its Subsidiaries or any of their respective properties which:
(a) purport to affect or pertain to this Agreement or any other Loan Document, or any of the transactions contemplated hereby or thereby; or
(b) if determined adversely to the Borrower, WHC or its Subsidiaries, would reasonably be expected to have a Material Adverse Effect.

No injunction, writ, temporary restraining order or any order of any nature has been issued by any court or other Governmental Authority purporting to enjoin or restrain the execution, delivery or performance of this Agreement or any other Loan Document, or directing that the transactions provided for herein or therein not be consummated as herein or therein provided.

6.6 No Default
No Default or Event of Default exists or would result from the incurring of any Obligation by the Borrower, WHC or any Subsidiary or from the grant or perfection of the Liens of the Agent and the Lenders on the Collateral. As of the Closing Date, neither the Borrower, WHC nor any Subsidiary is in default under or with respect to any Contractual Obligation in any respect which, individually or together with all such defaults, could reasonably be expected to have a Material Adverse Effect, or that would, if such default had occurred after the Closing Date, create an Event of Default under Section 9.l(e).

6.7 ERISA Compliance
Except as specifically disclosed in Schedule 6.7:
(a) Each Plan is in compliance in all material respects with the applicable provisions of ERISA, the Code and other federal or state law. Each Plan which is intended to qualify under Section 401(a) of the Code has received a favorable determination letter from the IRS and to the best knowledge of the Borrower, nothing has occurred which would cause the loss of such qualification. The Borrower, WHC and each ERISA Affiliate have made all required contributions to any Plan subject to Section 412 of the Code, and no application for a funding waiver or an extension of any amortization period pursuant to Section 412 of the Code has been made with respect to any Plan.
(b) There are no pending or, to the best knowledge of the Borrower, threatened claims, actions or lawsuits, or action by any Governmental Authority, with respect to any Plan which has resulted or could reasonably be expected to result in a Material Adverse Effect. There has been no prohibited transaction or violation of the fiduciary responsibility rules with respect to any Plan which has resulted or could reasonably be expected to result in a Material Adverse Effect.
(c) (i) No ERISA Event has occurred or is reasonably expected to occur; (ii) no Pension Plan has any Unfunded Pension Liability; (iii) neither the Borrower, WHC nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability under Title IV of ERISA with respect to any Pension Plan (other than premiums due and not delinquent under Section 4007 of ERISA); (iv) neither the Borrower, WHC nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability (and no event has occurred which, with the giving of notice under Section 4219 of ERISA, would result in such liability) under Section 4201 or 4243 of ERISA with respect to a Multiemployer Plan; and (v) neither the Borrower nor any ERISA Affiliate has engaged in a transaction that could be subject to Section 4069 or 4212(c) of ERISA.

6.8 Use of Proceeds; Margin Regulations
The proceeds of the Loans are to be used solely for the purposes set forth in and permitted by Section 7.12 and Section 8.7. Neither the Borrower, WHC nor any Subsidiary is generally engaged in the business of purchasing or selling Margin Stock or extending credit for the purpose of purchasing or carrying Margin Stock.

6.9 Title to Properties
The Borrower, WHC and each Subsidiary have good record and marketable title in fee simple to, or valid leasehold interests in, all real property necessary or used in the ordinary conduct of their respective businesses, except for such defects in title as could not, individually or in the aggregate, have a Material Adverse Effect. As of this Closing Date, the property of the Borrower, WHC and its Subsidiaries is subject to no Liens, other than Permitted Liens. All assets held in the name of WHC are held for the benefit of and the beneficial interest in all such assets is owned by the Borrower.

6.10 Taxes
The Borrower, WHC and its Subsidiaries have filed all Federal and other material tax returns and reports required to be filed, and have paid all Federal and other material taxes, assessments, fees and other governmental charges levied or imposed upon them or their properties, income or assets otherwise due and payable, except those which are being contested in good faith by appropriate proceedings and for which adequate reserves have been provided in accordance with GAAP. There is no proposed tax assessment against the Borrower, WHC or any Subsidiary that would, if made, have a Material Adverse Effect.

6.11 Financial Condition
(a) The audited consolidated financial statements of WHC and its Subsidiaries dated December 31, 2002, and the consolidated statements of income or operations, shareholders' equity and cash flows for the fiscal quarter ended on March 31, 2003:
(i) were prepared in accordance with GAAP consistently applied throughout the period covered thereby, except as otherwise expressly noted therein, subject to ordinary, good faith year end audit adjustments;
(ii) fairly present the financial condition of the WHC and its Subsidiaries as of the dates thereof and results of operations for the periods covered thereby; and
(iii) except as specifically disclosed in Schedule 6.11, show all material indebtedness and other liabilities, direct or contingent, of the Borrower, WHC and their consolidated Subsidiaries as of the dates thereof, including liabilities for taxes, material commitments and Contingent Obligations.

(b) Since March 31, 2003, there has been no Material Adverse Effect.

6.12 Environmental Matters
(a) Except as specifically disclosed in Schedule 6.12, the on-going operations of the Borrower, WHC and each of its Subsidiaries comply in all respects with all Environmental Laws, except such noncompliance which would not (if enforced in accordance with applicable law) result in liability in excess of $500,000 in the aggregate.

(b) Except as specifically disclosed in Schedule 6.12, the Borrower, WHC and each of their Subsidiaries have obtained all licenses, permits, authorizations and registrations required under any Environmental Law ("Environmental Permits") and necessary for their respective ordinary course operations, all such Environmental Permits are in good standing, and the Borrower, WHC and each of their Subsidiaries are in compliance with all material terms and conditions of such Environmental Permits.

(c) Except as specifically disclosed in Schedule 6.12, none of the Borrower, WHC any of their Subsidiaries or any of their respective present property or operations, is subject to any outstanding written order from or agreement with any Governmental Authority, nor subject to any judicial or docketed administrative proceeding, respecting any Environmental Law, Environmental Claim or Hazardous Material.

(d) Except as specifically disclosed in Schedule 6.12, there are no Hazardous Materials or other conditions or circumstances existing with respect to any property of the Borrower, WHC or any Subsidiary, or arising from operations prior to the Closing Date, of the Borrower, WHC or any of their Subsidiaries that would reasonably be expected to give rive to Environmental Claims with a potential liability of the Borrower, WHC and their Subsidiaries in excess of $500,000 in the aggregate for any such condition, circumstance or property. In addition, (i) neither the Borrower, WHC nor any Subsidiary has any underground storage tanks (x) that are not properly registered or permitted under applicable Environmental Laws, or (y) that are leaking or disposing of Hazardous Materials off-site, and (ii) the Borrower, WHC and their Subsidiaries have notified all of their employees of the existence, if any, of any health hazard arising from the conditions of their employment and have met all notification requirements under Title III of CERCLA and all other Environmental Laws.

6.13 Collateral Documents
(a) The provisions of each of the Collateral Documents are effective to create in favor of the Agent for the benefit of the Lenders, a legal, valid and enforceable security interest in all right, title and interest of the Borrower, WHC and their Subsidiaries in the collateral described therein; and Deeds of Trust have been delivered to the Agent for recording in the real estate records of the county in which the real property to be encumbered thereby is located; and financing statements have been delivered to the Agent for filing in the offices in all of the jurisdictions listed in the schedule to the Security Agreements and executed Patent Assignments, Trademarks Assignments and Copyright Assignments have been delivered to the Agent for filing in the U.S. Patent and Trademark Office and the U.S. Copyright Office and upon the filing of such assignments and such financing statements in such offices, the Agent, for the benefit of the Lenders, will have a perfected first priority security interest in the Collateral.

(b) All representations and warranties of the Borrower, WHC and any of their Subsidiaries party thereto contained in the Collateral Documents are true and correct.

6.14 Regulated Entities
None of the Borrower, WHC, any Person controlling the Borrower or WHC, or any Subsidiary, is an "Investment Company" within the meaning of the Investment Company Act of 1940. The Borrower is not subject to regulation under the Public Utility Holding Company Act of 1935, the Federal Power Act, the Interstate Commerce Act, any state public utilities code, or any other Federal or state statute or regulation limiting its ability to incur Indebtedness.

6.15 No Burdensome Restrictions
Neither the Borrower, WHC nor any Subsidiary is a party to or bound by any Contractual Obligation, or subject to any restriction in any Organization Document, or any Requirement of Law, which could reasonably be expected to have a Material Adverse Effect.

6.16 Copyrights, Patents, Trademarks and Licenses, Etc.
The Borrower, WHC and their Subsidiaries own or are licensed or otherwise have the right to use all of the patents, trademarks, service marks, trade names, copyrights, contractual franchises, authorizations and other rights that are reasonably necessary for the operation of their respective businesses, without conflict with the rights of any other Person. To the best knowledge of the Borrower, no slogan or other advertising device, product, process, method, substance, part or other material now employed, or now contemplated to be employed, by the Borrower, WHC or any Subsidiary infringes upon any rights held by any other Person. Except as specifically disclosed in Schedule 6.5, no claim or litigation regarding any of the foregoing is pending or threatened, and no patent, invention, device, application, principle or any statute, law, rule, regulation, standard or code is pending or, to the knowledge of the Borrower, proposed, which, in either case, could reasonably be expected to have a Material Adverse Effect.

6.17 Subsidiaries
The Borrower and WHC have no Subsidiaries other than those specifically disclosed in part (a) of Schedule 6.17 hereto and have no equity investments in any other corporation or entity other than those specifically disclosed in part
(b) of Schedule 6.17.

6.18 Insurance
Except as specifically disclosed in Schedule 6.18, the properties of the Borrower, WHC and their Subsidiaries are insured with financially sound and reputable insurance companies not Affiliates of the Borrower, in such amounts, with such deductibles and covering such risks as are customarily carried by companies engaged in similar businesses, including business interruption insurance for a period of not less than 12 months, and owning similar properties in localities where the Borrower, WHC or such Subsidiary operates.

6.19 Solvency
The Borrower, WHC and each of their Subsidiaries are Solvent.

6.20 Full Disclosure
None of the representations or warranties made by the Borrower, WHC or any Subsidiary in the Loan Documents as of the date such representations and warranties are made or deemed made, and none of the statements contained in any exhibit, report, statement or certificate furnished by or on behalf of the Borrower, WHC or any Subsidiary in connection with the Loan Documents (including the offering and disclosure materials delivered by or on behalf of the Borrower to the Lenders prior to the Closing Date), contains any untrue statement of a material fact or omits any material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances under which they are made, not misleading as of the time when made or delivered.

ARTICLE VII.      AFFIRMATIVE COVENANTS

So long as any Lender shall have any Commitment to make Loans or any Loan or other Obligation shall remain unpaid or unsatisfied, unless the Required Lenders waive compliance in writing:

7.1 Financial Statements

The Borrower shall deliver to the Agent, in form and detail satisfactory to the Agent and the Required Lenders, with sufficient copies for each Lender:
(a) as soon as available, but not later than 90 days after the end of each fiscal year, a copy of the audited consolidated balance sheet of the Borrower, WHC and their Subsidiaries as at the end of such year and the related consolidated statements of income or operations, shareholders' equity and cash flows for such year, setting forth in each case in comparative form the figures for the previous fiscal year, and accompanied by the opinion of BDO Seidman, LLP or another nationally recognized independent public accounting firm ("Independent Auditor") which report shall state that such consolidated financial statements present fairly the financial position for the periods indicated in conformity with GAAP applied on a basis consistent with prior years. Such opinion shall not be qualified or limited because of a restricted or limited examination by the Independent Auditor of any material portion of the Borrower's, WHC's or any Subsidiary's records;

(b) as soon as available, but not later than 45 days after the end of each of the first three fiscal quarters of each fiscal year a copy of the unaudited consolidated balance sheet of the Borrower, WHC and their Subsidiaries as of the end of such quarter and the related consolidated statements of income, shareholders' equity and cash flows for the period commencing on the first day and ending on the last day of such quarter, and certified by a Responsible Officer as fairly presenting, in accordance with GAAP (subject to ordinary, good faith year-end audit adjustments), the financial position and the results of operations of the Borrower, WHC and the Subsidiaries;

(c) as soon as available, but not later than 45 days after the end of each fiscal quarter of each fiscal year, a copy of the unaudited consolidating balance sheets of the Borrower, WHC and their Subsidiaries, and the related consolidating statements of income, shareholders' equity and cash flows for such quarter, all certified by a Responsible Officer as having been developed and used in connection with the preparation of the financial statement referred to in Section 7.1(b);

(d) as soon as available, but not later than 45 days after the end of each fiscal quarter of each fiscal year, a copy of the unaudited operating statements for each parcel of Eligible Real Property and each parcel of real property encumbered by a Deed of Trust as of the end of such quarter for such quarter and for the four quarters then ended, in such form and detail as reasonably designated by the Agent, and certified by a Responsible Officer as fairly presenting, in accordance with GAAP (subject to ordinary, good faith year-end audit adjustments), the financial results of operations for each such parcel of real property.

7.2 Certificates; Other Information
The Borrower shall furnish to the Agent, with sufficient copies for each Lender:
(a) concurrently  with the delivery of the financial  statements  referred to in
Section 7.1(a), a certificate of the Independent Auditor stating that in making the examination necessary therefor no knowledge was obtained of any Default or Event of Default, except as specified in such certificate;
(b) concurrently with the delivery of the financial statements referred to in Sections 7.1(a) and (b), a Compliance Certificate executed by a Responsible Officer and a worksheet showing the calculation of the Financial Covenants;
(c) promptly, copies of all financial statements and reports that the Borrower or WHC sends to its shareholders, and copies of all financial statements and regular, periodical or special reports (including Forms 10-K, 10-Q and 8-K) that the Borrower, WHC or any Subsidiary may make to, or file with, the SEC; and
(d) promptly, such additional information regarding the business, financial, partnership or corporate affairs of the Borrower, WHC or any Subsidiary as the Agent, at the request of any Lender, may from time to time reasonably request.

7.3 Notices
The Borrower shall promptly notify the Agent and each Lender:
(a) of the occurrence of any Default or Event of Default, and of the occurrence or existence of any event or circumstance that foreseeably will become a Default or Event of Default;

(b) of (i) any breach or nonperformance of, or any default under, any Contractual Obligation of the Borrower, WHC or any of their Subsidiaries which could result in a Material Adverse Effect; and (ii) any dispute, litigation, investigation, proceeding or suspension which may exist at any time between the Borrower, WHC or any of their Subsidiaries and any Governmental Authority and which, if adversely determined, could result in a Material Adverse Effect;

(c) of the commencement of, or any material development in, any litigation or proceeding affecting the Borrower, WHC or any Subsidiary (i) in which the amount of damages claimed is $1,000,000 (or its equivalent in another currency or currencies) or more if any potential loss is not fully covered by insurance (subject to reasonable deductibles), (ii) in which the amount of damages claimed is $5,000,000 (or its equivalent in another currency or currencies) or more if any potential loss is fully covered by insurance, (iii) in which injunctive or similar relief is sought and which, if adversely determined, would reasonably be expected to have a Material Adverse Effect, or (iv) in which the relief sought is an injunction or other stay of the performance of this Agreement or any Loan Document;

(d) upon, but in no event later than ten days after, becoming aware of (i) any and all enforcement, cleanup, removal or other governmental or regulatory actions instituted, completed or threatened against the Borrower, WHC or any Subsidiary or any of their respective properties pursuant to any applicable Environmental Laws, (ii) all other Environmental Claims, and (iii) any environmental or similar condition on any real property adjoining or in the vicinity of the property of the Borrower, WHC or any Subsidiary that could reasonably be anticipated to cause such property or any part thereof to be subject to any restrictions on the ownership, occupancy, transferability or use of such property under any Environmental Laws;

(e) of any other litigation or proceeding affecting the Borrower, WHC or any of their Subsidiaries which the Borrower would be required to report to the SEC pursuant to the Exchange Act, within four days after reporting the same to the SEC;

(f) of any of the following events affecting the Borrower or WHC, together with a copy of any notice with respect to such event that may be required to be filed with a Governmental Authority and any notice delivered by a Governmental Authority to the Borrower with respect to such event:
(i) an ERISA Event;
(ii) if any of the representations and warranties in Section 6.7 ceases to be true and correct;
(iii) the adoption of any new Pension Plan or other Plan subject to Section 412 of the Code;
(iv) the  adoption of any  amendment  to a Pension Plan or other Plan subject to
Section 412 of the Code, if such amendment results in a material increase in contributions or Unfunded Pension Liability; or
(v) the commencement of contributions to any Pension Plan or other Plan subject to Section 412 of the Code; and

(g) of any material change in accounting policies or financial reporting practices by the Borrower, WHC or any of its consolidated Subsidiaries.

Each notice under this Section shall be accompanied by a written statement by a Responsible Officer setting forth details of the occurrence referred to therein, and stating what action the Borrower, WHC or any affected Subsidiary proposes to take with respect thereto and at what time. Each notice under Section 7.3(a) shall describe with particularity any and all clauses or provisions of this Agreement or other Loan Document that have been (or foreseeably will be) breached or violated.

7.4 Preservation of Existence, Etc.
The Borrower shall, and shall cause WHC and each of their Subsidiaries to:
(a) preserve and maintain in full force and effect its legal existence and good standing under the laws of its state or jurisdiction of organization;

(b) preserve and maintain in full force and effect all governmental rights, privileges, qualifications, permits, licenses and franchises necessary or desirable in the normal conduct of its business except in connection with transactions permitted by Section 8.3 and sales of assets permitted by
Section 8.2;

(c) use reasonable efforts, in the ordinary course of business, to preserve its business organization and goodwill; and

(d) preserve or renew all of its registered patents, trademarks, trade names and service marks, the nonpreservation of which could reasonably be expected to have a Material Adverse Effect.

7.5 Maintenance of Property
The Borrower shall maintain, and shall cause WHC and each of their Subsidiaries to maintain, and preserve all their property which is used or useful in its business in good working order and condition, ordinary wear and tear excepted and make all necessary repairs thereto and renewals and replacements thereof except where the failure to do so could not reasonably be expected to have a Material Adverse Effect, except as permitted by Section 8.2.

7.6 Insurance
In addition to insurance requirements set forth in the Collateral Documents, the Borrower shall maintain, and shall cause WHC and each of their Subsidiaries to maintain, with financially sound and reputable independent insurers, insurance with respect to its properties and business against loss or damage of the kinds customarily insured against by Persons engaged in the same or similar business, of such types and in such amounts as are customarily carried under similar circumstances by such other Persons including workers' compensation insurance, public liability and property and casualty insurance which amount shall not be reduced by the Borrower in the absence of 30 days' prior notice to the Agent. All such insurance shall name the Agent as loss payee/mortgagee and as additional insured, for the benefit of the Lenders, as their interests may appear. Upon request of the Agent or any Lender, the Borrower shall furnish the Agent, with sufficient copies for each Lender, at reasonable intervals (but not more than once per calendar year) a certificate of a Responsible Officer of the Borrower (and, if requested by the Agent, any insurance broker of the Borrower) setting forth the nature and extent of all insurance maintained by the Borrower, WHC and their Subsidiaries in accordance with this Section or any Collateral Documents (and which, in the case of a certificate of a broker, were placed through such broker).

7.7 Payment of Obligations
The Borrower shall, and shall cause WHC and each of their Subsidiaries to, pay and discharge as the same shall become due and payable, all their respective obligations and liabilities, including:
(a) all tax liabilities, assessments and governmental charges or levies upon it or its properties or assets, unless the same are being contested in good faith by appropriate proceedings and adequate reserves in accordance with GAAP are being maintained by the Borrower, WHC or such Subsidiary;

(b) all lawful claims which, if unpaid, would by law become a Lien upon its property; and

(c) all Indebtedness, as and when due and payable, but subject to any subordination provisions contained in any instrument or agreement evidencing such Indebtedness.

7.8 Compliance With Laws
The Borrower shall comply, and shall cause WHC and each of their Subsidiaries to comply, in all material respects with all Requirements of Law of any Governmental Authority having jurisdiction over it or its business (including the Federal Fair Labor Standards Act), except such as may be contested in good faith or as to which a bona fide dispute may exist.

7.9 Compliance With ERISA
The Borrower shall,  and shall cause WHC and each of their ERISA  Affiliates to:
(a) maintain each Plan in compliance in all material respects with the applicable provisions of ERISA, the Code and other federal or state law;
(b) cause each Plan which is qualified under Section 401(a) of the Code to maintain such qualification; and (c) make all required contributions to any Plan subject to Section 412 of the Code.

7.10 Inspection of Property and Books and Records
The Borrower shall maintain and shall cause WHC and each of their Subsidiaries to maintain proper books of record and account, in which full, true and correct entries in conformity with GAAP consistently applied shall be made of all financial transactions and matters involving the assets and business of the Borrower, WHC and such Subsidiary. The Borrower shall permit, and shall cause WHC and each Subsidiary to permit, representatives and independent contractors of the Agent to visit and inspect any of their respective properties, to examine their respective limited partnership or corporate, financial and operating records, and make copies thereof or abstracts therefrom, and to discuss their respective affairs, finances and accounts with their respective directors, officers, and independent public accountants, all at the expense of the Borrower and at such reasonable times during normal business hours, upon reasonable advance notice to the Borrower; provided, however, when an Event of Default exists the Agent or any Lender may do any of the foregoing at the expense of the Borrower at any time during normal business hours and without advance notice.

7.11 Environmental Laws
(a) The Borrower shall, and shall cause WHC and each of their Subsidiaries to, conduct their operations and keep and maintain its property in compliance with all Environmental Laws.

(b) Upon the written request of the Agent or any Lender, the Borrower shall submit and cause WHC and each of their Subsidiaries to submit, to the Agent with sufficient copies for each Lender, at the Borrower's sole cost and expense, at reasonable intervals, a report providing an update of the status of any environmental, health or safety compliance, hazard or liability issue identified in any notice or report required pursuant to Section 7.3(d), that could, individually or in the aggregate, result in liability in excess of $500,000.

7.12 Use of Proceeds
The Borrower shall use the proceeds of the Loans for working capital, funding operations, and other general business purposes not in contravention of any Requirement of Law or of any Loan Document; provided that all proceeds shall be used for the benefit of the Borrower.

7.13 Appraisals
(a) Prior to a parcel of real property becoming Eligible Real Property, there shall be established for such parcel of real property the Approved Appraisal Value based upon an appraisal thereof performed at the Borrower's sole cost.

(b) In the event that a parcel of real property has constituted Eligible Real Property for in excess of 18 months, the Agent may, in its discretion or at the request of the Required Lenders, have such parcel of real property reappraised, and upon the Agent's written approval of such reappraisal, the reappraised value shall constitute the Approved Appraised Value for such parcel of real property. Except as provided in Section 7.13(c), the cost of any such reappraisal shall be borne by the Lenders based upon each Lender's Pro Rata Share.

(c) Upon the occurrence and during the continuation of any Event of Default, the Agent may, in its discretion or at the request of the Required Lenders, have any one or more parcels of Eligible Real Property reappraised, and upon the Agent's written approval of any such reappraisal, the reappraised value shall constitute the Approved Appraised Value for any such parcel of Eligible Real Property. The Borrower shall reimburse the Agent for the cost of any such reappraisal performed pursuant to this subsection upon demand.

(d) The Borrower shall cooperate with the Agent and its designated appraisers in connection with all appraisals and reappraisals of real property performed pursuant to this Agreement.

7.14 Further Assurances
(a) The Borrower shall ensure that all written information, exhibits and reports furnished to the Agent or the Lenders do not and will not contain any untrue statement of a material fact and do not and will not omit to state any material fact or any fact necessary to make the statements contained therein not misleading in light of the circumstances in which made, and will promptly disclose to the Agent and the Lenders and correct any defect or error that may be discovered therein or in any Loan Document or in the execution, acknowledgment or recordation thereof.

(b) Promptly upon request by the Agent or the Required Lenders, the Borrower shall (and shall cause WHC and any of their Subsidiaries to) do, execute, acknowledge, deliver, record, re-record, file, re-file, register and re-register, any and all such further acts, deeds, conveyances, security agreements, mortgages, assignments, estoppel certificates, financing statements and continuations thereof, termination statements, notices of assignment, transfers, certificates, assurances and other instruments the Agent or such Lenders, as the case may be, may reasonably require from time to time in order
(i) to carry out more effectively the purposes of this Agreement or any other Loan Document, (ii) to subject to the Liens created by any of the Collateral Documents any of the properties, rights or interests covered by any of the Collateral Documents, (iii) to perfect and maintain the validity, effectiveness and priority of any of the Collateral Documents and the Liens intended to be created thereby, and (iv) to better assure, convey, grant, assign, transfer, preserve, protect and confirm to the Agent and Lenders the rights granted or now or hereafter intended to be granted to the Lenders under any Loan Document or under any other document executed in connection therewith.

(c) Within 20 days of the Closing Date, the Borrower shall deliver to the Agent, lien search results evidencing the filing of Financing Statements (as defined in the Security Agreements) in the jurisdictions listed in Schedule 7.14 hereto, naming the Borrower and WHC as "debtor" and the Agent as "secured party" and confirming that no other financing statements have been filed with respect to the Collateral in such jurisdictions (other than Permitted Liens).

(d) Promptly upon any Person  becoming  after the date hereof a Subsidiary,  the
Borrower:
(i) shall cause such Subsidiary to execute and deliver to the Agent a guaranty of all of the Obligations in form and substance reasonably acceptable to the Required Lenders and the Agent;
(ii) shall cause such Subsidiary to execute and deliver to the Agent a security agreement granting a security interest in all of such Subsidiary's assets in favor of the Agent for the benefit of the Lenders as security for the Obligations (including the obligations of such Subsidiary under the guaranty referred to in clause (i) above), in form and substance reasonably acceptable to the Required Lenders and the Agent and shall cause to be delivered to the Agent with respect to such Subsidiary the documents referred to in Section 5.1, mutatis mutandis, together with such opinions in form and substance and from counsel reasonably satisfactory to the Agent, as the Agent may require; and
(iii) shall cause such Person that is the Borrower or an Affiliate of the Borrower that is the direct owner of any shares of capital stock (or other evidence of beneficial ownership) of such Subsidiary to execute and deliver to the Agent a pledge agreement pledging in favor of the Agent for the benefit of the Lenders as security for the Obligations, all of such capital stock, in form and substance reasonably acceptable to the Required Lenders and the Agent, and shall cause to be delivered to the Agent certificates evidencing all of the issued and outstanding shares of capital stock (or other evidence of beneficial ownership) of such Subsidiary, together with undated stock powers (or similar instruments of transfer) owned by such Persons duly executed in blank and appropriately completed Uniform Commercial Code financing statements, if applicable, with respect thereto (or, if any such shares of capital stock (or other evidence of beneficial ownership) are not represented by certificates, confirmation and evidence satisfactory to the Agent that the security interest in such shares (or other such evidence) has been transferred and/or registered in accordance with the laws of the applicable jurisdictions so as to create a valid first-priority perfected security interest therein for the benefit of the Agent and the Lenders) and together with such opinions in form and substance and from counsel reasonably satisfactory to the Agent, as the Agent may reasonably require; provided, that in the case of an Acquisition where the Borrower, WHC and their Affiliates acquire less than 100% of the common shares or other common voting equity interests of a Person, the Borrower shall be required to provide the security agreement and guaranty provided for in clauses (i) and (ii) above only if consented to by a majority of the holders (other than the Borrower, WHC and their Affiliates) of the common shares or other common voting equity interests of such Person; provided, further, that the Borrower shall be required to make a diligent and good faith request for such consent from such holders; provided, further, if all of the common shares or other common voting equity interests of such Person are subsequently acquired by the Borrower, WHC and their Affiliates, such Person shall promptly comply with clauses (i) and
(ii) above.

7.15 Minimum Number of Parcels
At all times that there are any Loans outstanding, there shall be not fewer than three parcels of Eligible Real Property.

ARTICLE VIII.     NEGATIVE COVENANTS

So long as any Lender shall have any Commitment to make Loans, or any Loan or other Obligation shall remain unpaid or unsatisfied, unless the Required Lenders waive compliance in writing:

8.1 Limitation on Liens
The Borrower shall not, and shall not suffer or permit WHC or any Subsidiary to, directly or indirectly, make, create, incur, assume or suffer to exist any Lien upon or with respect to any part of its property (including, without limitation, the partnership units of the Borrower owned by WHC), whether now owned or hereafter acquired, other than the following ("Permitted Liens"):

(a) any Lien (other than a Lien on the Collateral) existing on property of the Borrower, WHC or any Subsidiary on the Closing Date that is described in
Schedule 8.1 securing Indebtedness outstanding on such date;

(b) any Lien created under any Loan Document;

(c) Liens for taxes, fees, assessments or other governmental charges which are not delinquent or remain payable without penalty, or to the extent that nonpayment thereof is permitted by Section 7.7, provided that no notice of lien has been filed or recorded under the Code;

(d) carriers', warehousemen's, mechanics', landlords', materialmen's, repairmen's or other similar Liens arising in the ordinary course of business which are not delinquent or remain payable without penalty or which are being contested in good faith and by appropriate proceedings, which proceedings have the effect of preventing the forfeiture or sale of the property subject thereto;

(e) Liens (other than any Lien imposed by ERISA and other than on the Collateral) consisting of pledges or deposits required in the ordinary course of business in connection with workers' compensation, unemployment insurance and other social security legislation;

(f) Liens (other than Liens on the Collateral) on the property of the Borrower, WHC or their Subsidiaries securing (i) the nondelinquent performance of bids, trade contracts (other than for borrowed money), leases, statutory obligations,
(ii) contingent obligations of a like nature; in each case, incurred in the ordinary course of business, provided all such Liens in the aggregate would not (even if enforced) cause a Material Adverse Effect;

(g) Liens (other than Liens on the Collateral) consisting of judgment or judicial attachment liens, provided that the enforcement of such Liens is effectively stayed and all such liens in the aggregate at any time outstanding for the Borrower, WHC and their Subsidiaries do not exceed $1,000,000;

(h) easements, rights-of-way, restrictions and other similar encumbrances incurred in the ordinary course of business which, in the aggregate, are not substantial in amount, and which do not in any case materially detract from the value of the property subject thereto or interfere with the ordinary conduct of the businesses of the Borrower, WHC and their Subsidiaries; provided that any such easements, rights-of-way, restrictions and other similar encumbrances related to Eligible Real Property shall be subject to the Agent's prior written approval;

(i) Liens on assets of Persons that become Subsidiaries after the date of this Agreement, provided, however, that such Liens existed at the time the respective Persons became Subsidiaries and were not created in anticipation thereof;

(j) purchase money security interests in equipment acquired or held by the Borrower, WHC or their Subsidiaries in the ordinary course of business, securing Indebtedness incurred or assumed for the purpose of financing all or any part of the cost of acquiring such equipment; provided that (i) any such Lien attaches to such property concurrently with or within 20 days after the acquisition thereof and (ii) such Lien attaches solely to the property so acquired in such transaction;

(k) Liens securing obligations in respect of capital leases on assets subject to
such  leases,   provided  that  such  capital  leases  are  otherwise  permitted hereunder;

(l) Liens arising solely by virtue of any statutory or common law provision relating to banker's liens, rights of set-off or similar rights and remedies as to deposit accounts or other funds maintained with a creditor depository institution; provided that (i) such deposit account is not a dedicated cash collateral account and is not subject to restrictions against access by the Borrower in excess of those set forth by regulations promulgated by the FRB, and
(ii) such deposit account is not intended by the Borrower, WHC or any Subsidiary to provide collateral to the depository institution;

(m) Liens on real property used primarily in the hospitality business and acquired by the Borrower, WHC or any Subsidiary after the Closing Date that is not encumbered by any Deed of Trust; provided that (i) any such Lien attaches to such real property concurrently with or within 20 days after the acquisition thereof or such Lien is to secure Indebtedness the proceeds of which are used to refinance acquisition Indebtedness with respect to such real property, (ii) such Lien attaches solely to such real property and personal property located on such real property, as well as proceeds thereof, and (iii) such Acquisition is approved in writing by the Required Lenders; and

(n) Liens on real property that (i) was acquired by the Borrower, WHC or any Subsidiary before the Closing Date, (ii) was not encumbered by any mortgage, deed of trust or similar instrument as of the Closing Date or the date such Lien attaches, or with respect to which any such encumbrance that existed on the Closing Date is removed or satisfied through the use of proceeds of the Loans or the initial public offering of the common stock of WHC, and (iii) is not encumbered by any Deed of Trust; provided that (iv) any such Lien is approved by the Required Lenders and (v) such Lien attaches solely to such real property and personal property located on such real property, as well as proceeds thereof.

8.2 Disposition of Assets
(a) The Borrower shall not, and shall not suffer or permit WHC or any Subsidiary to, directly or indirectly, sell, assign, lease, convey, transfer or otherwise dispose of any property (including accounts and notes receivable, with or without recourse) or enter into any agreement to do any of the foregoing, except that so long as there exists no Default or Event of Default and so long as the proposed disposition would not cause the occurrence of a Default or an Event of Default there shall be permitted:
(i) dispositions of inventory or used, worn-out or surplus equipment all in the ordinary course of business;
(ii) the sale of equipment to the extent that such equipment is exchanged for credit against the purchase price of similar replacement equipment, or the proceeds of such sale are reasonably promptly applied, consistent with
Section 2.5, to the purchase price of such replacement equipment; and
(iii) the sale of assets (including, without limitation, Eligible Real Property) for cash at a price equal to or greater than the fair market value of such assets, provided that prior to or concurrently with the completion of any such sale of Collateral, the Borrower shall repay the Loans in amount equal to the Net Proceeds from such sale of assets.

(b) Notwithstanding the provisions of Section 8.2(a) to the contrary, the Borrower shall not, and shall not suffer or permit WHC or any Subsidiary to, directly or indirectly, sell, assign, lease, convey, transfer or otherwise dispose of (whether in one transaction or a series of related transactions) any property (including accounts and notes receivable, with or without recourse) or enter into any agreement to do any of the foregoing for an aggregate purchase price in excess of $35,000,000 during any 12-month period.

8.3 Consolidations and Mergers
The Borrower shall not, and shall not suffer or permit WHC or any Subsidiary to, merge, consolidate with or into, or convey, transfer, lease or otherwise dispose of (whether in one transaction or in a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired) to or in favor of any Person, except:

(a) any Subsidiary may merge with the Borrower or WHC, provided that the Borrower or WHC (as the case may be) shall be the continuing or surviving entity, or with any one or more Subsidiaries, provided that if any transaction shall be between a Subsidiary and a Wholly-Owned Subsidiary, the Wholly-Owned Subsidiary shall be the continuing or surviving entity; and

(b) any Subsidiary may sell all or substantially all of its assets (upon voluntary liquidation or otherwise) to the Borrower or another Wholly-Owned Subsidiary.

8.4 Loans and Investments
The Borrower shall not purchase or acquire, or suffer or permit WHC or any Subsidiary to purchase or acquire, or make any commitment therefor, any capital stock, equity interest, or any obligations or other securities of, or any interest in, any Person, or make or commit to make any Acquisitions, or make or commit to make any advance, loan, extension of credit or capital contribution to or any other investment in, any Person including any Affiliate of the Borrower, except for:

(a) investments in Cash Equivalents;

(b) extensions of credit in the nature of accounts receivable or notes receivable arising from the sale or lease of goods or services in the ordinary course of business;

(c) extensions of credit by the Borrower, WHC or any Subsidiary to any direct or indirect wholly-owned Subsidiaries of Borrower or WHC; and

(d) investments made in connection with and constituting part of the consideration paid for Acquisitions to the extent that (i) any such Acquisition is not prohibited under Section 8.7, and (ii) any such Acquisition is approved in writing by the Required Lenders; provided that no Acquisition shall be consummated by the Borrower, WHC or any Subsidiary unless the Borrower has demonstrated to the reasonable satisfaction of the Required Lenders with pro forma financial statements prepared to reflect such Acquisition that the Borrower will be in compliance with the Financial Covenants; and provided further that Acquisitions described in Section 8.7(f) shall not require the written approval by the Required Lenders.

8.5 Limitation on Indebtedness
The Borrower shall not, and shall not suffer or permit WHC or any Subsidiary to, create, incur, assume, suffer to exist, or otherwise become or remain directly or indirectly liable with respect to, any Indebtedness, except:
(a) Indebtedness incurred pursuant to this Agreement;

(b)  Indebtedness  consisting of Contingent  Obligations  permitted  pursuant to
Section 8.8;

(c) Indebtedness existing on the Closing Date that is described in Schedule 8.5 and any refinance of such Indebtedness in an amount not to exceed the outstanding principal balance thereof as of the Closing Date; provided that if any such Indebtedness is Nonrecourse Indebtedness that is secured by assets not used primarily in the hospitality business, then any Indebtedness to refinance such Indebtedness shall be Nonrecourse Indebtedness;

(d)  Indebtedness  consisting of  Subordinated  Debt incurred  after the Closing
Date;

(e) Nonrecourse Indebtedness incurred after the Closing Date;

(f) Indebtedness secured by a Lien permitted under Section 8.1(j) or (m);

(g)  Indebtedness  incurred  in  connection  with leases  permitted  pursuant to
Section 8.9(a); and

(h) Guaranty Obligations permitted under Section 8.4(e).

8.6 Transactions With Affiliates
The Borrower shall not, and shall not suffer or permit WHC or any Subsidiary to, enter into any transaction with any Affiliate of the Borrower, except upon fair and reasonable terms no less favorable to the Borrower, WHC or such Subsidiary than would obtain in a comparable arm's-length transaction with a Person not an Affiliate of the Borrower, WHC or such Subsidiary.

8.7 Use of Proceeds
The Borrower shall not, and shall not suffer or permit WHC or any Subsidiary to, use any portion of the Loan proceeds, directly or indirectly, (a) to purchase or carry Margin Stock, (b) to purchase or redeem any stock, partnership units or other equity interest of the Borrower or WHC; provided that Loan proceeds may be used to redeem Preferred Stock to the extent that WHC is not precluded from redeeming Preferred Stock by the provisions of this Agreement (including, without limitation, Section 8.10), (c) to repay or otherwise refinance indebtedness of the Borrower or others incurred to purchase or carry Margin Stock, (d) to extend credit for the purpose of purchasing or carrying any Margin Stock, (e) to acquire any security in any transaction that is subject to
Section 13 or 14 of the Exchange Act, or (f) to finance or refinance the acquisition of any interest in real property (including leasehold interests in real property and improvements) or the acquisition of any Person.

8.8 Contingent Obligations
The Borrower shall not, and shall not suffer or permit WHC or any Subsidiary to, create, incur, assume or suffer to exist any Contingent Obligations except:
(a) endorsements for collection or deposit in the ordinary course of business;

(b) Swap Contracts entered into in the ordinary course of business as bona fide hedging transactions;

(c) Contingent Obligations of the Borrower, WHC and their Subsidiaries existing as of the Closing Date that are described in Schedule 8.8; and

(d) Contingent Obligations of the Borrower, WHC and their Subsidiaries with respect to which the contingent liability of the Borrower, WHC and/or their Subsidiaries (as the case may be) is supported by a letter of credit or indemnity issued to or for the benefit of the Borrower, WHC and/or their Subsidiaries (as the case may be), which letter of credit or indemnity has been approved in writing by the Required Lenders.

8.9 Lease Obligations
The Borrower shall not, and shall not suffer or permit WHC or any Subsidiary to, create or suffer to exist any obligations for the payment of rent for any property under lease or agreement to lease, except for:
(a) capital leases of the Borrower, WHC and of the Subsidiaries to finance the acquisition of equipment; and

(b) operating leases entered into by the Borrower, WHC or any Subsidiary in the ordinary course of business.

8.10 Restricted Payments
The Borrower shall not, and shall not suffer or permit WHC or any Subsidiary to, declare or make any dividend payment or other distribution of assets, properties, cash, rights, obligations or securities on account of any shares of any class of its capital stock, partnership units or other ownership interests (as the case may be), or purchase, redeem or otherwise acquire for value any shares of its capital stock partnership units or other ownership interests (as the case may be) or any warrants, rights or options to acquire such shares or partnership units, now or hereafter outstanding; except that (a) WHC or the Borrower may declare and make dividend payments or other distributions payable solely in its common stock or partnership units (as the case may be), (b) the Borrower may make distributions to its partners in an amount necessary to allow WHC to pay income and gross receipts taxes on the taxable income of the Borrower that is recognized by its partners for tax purposes, provided that (i) at the time of making the distribution there exists no Event of Default and (ii) after giving effect to any proposed distribution, there would not exist any Event of Default, (c) WHC and the Borrower may pay dividends and distributions to their shareholders or partners (as the case may be) or purchase or redeem shares of capital stock or partnership units (as the case may be), provided that (i) at the time of making the dividend, distribution, purchase or redemption payment there exists no Event of Default, (ii) after giving effect to the proposed payment, there would not exist an Event of Default, (iii) the Agent shall have received and approved a pro forma calculation of the Financial Covenants dated as of the end of the fiscal quarter of the Borrower immediately preceeding that in which the proposed payment of the dividend, distribution, purchase or redemption is to be made reflecting pro forma compliance with the Financial Covenants as of such date, (iv) the Agent shall have received and approved a pro forma calculation of the Financial Covenants dated as of the end on the fiscal quarter of the Borrower in which the proposed payment of the dividend, distribution, purchase or redemption is to be made reflecting pro forma compliance with the Financial Covenants as of such date, and (v) purchases and redemptions of the common stock of WHC on and after June 30, 2002, shall not exceed $5,000,000 in the aggregate, (d) WHC may issue stock to partners of the Borrower in exchange for partnership units of the Borrower, (e) any Subsidiary other than the Borrower may pay dividends and make distributions to WHC or to any Subsidiary that owns and controls more than 50% of the voting stock, membership interests or other equity interests of the Person paying the dividend or making the distribution, and (f) Tier I LLCs may make distributions to the Tier II LLCs and the Tier II LLCs may make distributions to the Borrower.

8.11 ERISA
The Borrower shall not, and shall not suffer or permit any ERISA Affiliate of the Borrower or WHC to: (a) engage in a prohibited transaction or violation of the fiduciary responsibility rules with respect to any Plan which has resulted or could reasonably be expected to result in liability of the Borrower in an aggregate amount in excess of $500,000; or (b) engage in a transaction that could be subject to Section 4069 or 4212(c) of ERISA.

8.12 Change in Business
The Borrower shall not, and shall not suffer or permit WHC or any Subsidiary to, engage in any material line of business substantially different from those lines of business carried on by the Borrower, WHC and their Subsidiaries on the date hereof.

8.13 Accounting Changes
The Borrower shall not, and shall not suffer or permit WHC or any Subsidiary to, make any significant change in accounting treatment or reporting practices, except as required by GAAP, or change the fiscal year of the Borrower, WHC or of any Subsidiary.

8.14 Financial Covenants
(a) Recourse Funded Debt Ratio
As of the end of each fiscal quarter for the four fiscal quarters then ended, commencing with the fiscal quarter ending June 30, 2003, the Recourse Funded Debt Ratio shall not exceed 4.25:1.00.

(b) Fixed Charge Coverage Ratio
As of the end of each fiscal quarter for the four fiscal quarters then ended, commencing with the fiscal quarter ending June 30, 2003, the Fixed Charge Coverage Ratio shall not be less than 1.15:1.00.

8.15 Subordinated Debt
Not, and not permit WHC or any of their Subsidiaries to make any payment (whether of principal, interest or otherwise) on any Subordinated Debt on any day other than the stated, scheduled date for such payment set forth in the documents and instruments evidencing such Subordinated Debt that have been approved by the Required Lenders or in contravention or violation of the subordination provisions thereof.

ARTICLE IX.       EVENTS OF DEFAULT

9.1 Event of Default
Any of the following shall constitute an "Event of Default":
(a) Nonpayment
The Borrower fails to pay, (i) when and as required to be paid herein, any amount of principal of any Loan, or (ii) within five days after the same becomes due, any interest, fee or any other amount payable hereunder or under any other Loan Document; or

(b) Representation or Warranty
Any representation or warranty by the Borrower, WHC or any Subsidiary made or deemed made herein, in any other Loan Document, or which is contained in any certificate, document or financial or other statement by the Borrower, WHC or any Subsidiary, or any Responsible Officer, furnished at any time under this Agreement, or in or under any other Loan Document, is incorrect in any material respect on or as of the date made or deemed made; or

(c) Specific Defaults
The Borrower fails to perform or observe any term, covenant or agreement contained in any of Section 7.3, 7.6 or 7.9 or in Article VIII other than Sections 8.6 and 8.13, or the Borrower fails to perform or observe any term, covenant or agreement contained in Section 7.1 or 7.2 within five days after written notice is given to the Borrower by the Agent or any Lender; or

(d) Other Defaults
The Borrower, WHC or any Subsidiary party thereto fails to perform or observe any other term or covenant contained in this Agreement or any other Loan Document, and such default shall continue unremedied for a period of 30 days after the occurrence of such default; or

(e) Cross-Default
The Borrower, WHC or any Subsidiary (i) fails to make any payment in respect of any Indebtedness or Contingent Obligation having an aggregate principal amount (including undrawn, committed or available amounts and including amounts owing to all creditors under any combined or syndicated credit arrangement) of more than $1,000,000 when due (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise) and such failure continues after the applicable grace or notice period, if any, specified in the relevant document on the date of such failure; or (ii) fails to perform or observe any other condition or covenant, or any other event shall occur or condition exist, under any agreement or instrument relating to any such Indebtedness or Contingent
Obligation, and such failure continues after the applicable grace or notice period, if any, specified in the relevant document on the date of such failure, if the effect of such failure, event or condition is to cause, or to permit the holder or holders of such Indebtedness or beneficiary or beneficiaries of such Indebtedness (or a trustee or agent on behalf of such holder or holders or beneficiary or beneficiaries) to cause such Indebtedness to be declared to be due and payable prior to its stated maturity, or such Contingent Obligation to become payable or cash collateral in respect thereof to be demanded; or

(f) Insolvency; Voluntary Proceedings
The Borrower, WHC or any Subsidiary (i) ceases or fails to be solvent, or generally fails to pay, or admits in writing its inability to pay, its debts as they become due, subject to applicable grace periods, if any, whether at stated maturity or otherwise; (ii) voluntarily ceases to conduct its business in the ordinary course; (iii) commences any Insolvency Proceeding with respect to itself; or (iv) takes any action to effectuate or authorize any of the foregoing; or

(g) Involuntary Proceedings
(i) Any involuntary Insolvency Proceeding is commenced or filed against the Borrower, WHC or any Subsidiary, or any writ, judgment, warrant of attachment, execution or similar process, is issued or levied against a substantial part of the Borrower's, WHC's or any Subsidiary's properties, and any such proceeding or petition shall not be dismissed, or such writ, judgment, warrant of attachment, execution or similar process shall not be released, vacated or fully bonded within 60 days after commencement, filing or levy; (ii) the Borrower, WHC or any Subsidiary admits the material allegations of a petition against it in any Insolvency Proceeding, or an order for relief (or similar order under non-U.S.
law) is ordered in any Insolvency Proceeding; or (iii) the Borrower, WHC or any Subsidiary acquiesces in the appointment of a receiver, trustee, custodian, conservator, liquidator, mortgagee in possession (or agent therefor), or other similar Person for itself or a substantial portion of its property or business; or

(h) ERISA
(i) An ERISA Event shall occur with respect to a Pension Plan or Multiemployer Plan which has resulted or could reasonably be expected to result in liability of the Borrower, WHC or any Subsidiary under Title IV of ERISA to the Pension Plan, Multiemployer Plan or the PBGC in an aggregate amount in excess of $500,000; or (ii) the aggregate amount of Unfunded Pension Liability among all Pension Plans at any time exceeds $500,000; or (iii) the Borrower, WHC or any ERISA Affiliate shall fail to pay when due, after the expiration of any applicable grace period, any installment payment with respect to its withdrawal liability under Section 4201 of ERISA under a Multiemployer Plan in an aggregate amount in excess of $500,000; or

(i) Monetary Judgments
One or more noninterlocutory judgments, noninterlocutory orders, decrees or arbitration awards is entered against the Borrower, WHC or any Subsidiary involving in the aggregate a liability (i) (to the extent not covered by independent third-party insurance as to which the insurer does not dispute coverage) as to any single or related series of transactions, incidents or conditions, of $1,000,000 or more, or (ii) as to any single or related series of transactions, incidents or conditions, of $5,000,000 or more (whether or not covered by third-party insurance as to which the insurer does not dispute coverage), and the same shall remain unpaid or unvacated and unstayed pending appeal for a period of ten days after the entry thereof; or

(j) Nonmonetary Judgments
Any nonmonetary judgment, order or decree is entered against the Borrower, WHC or any Subsidiary which does or would reasonably be expected to have a Material Adverse Effect, and there shall be any period of ten consecutive days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect; or

(k) Adverse Change
There occurs a Material Adverse Effect; or

(l) Invalidity of Subordination Provisions
The subordination provisions of any agreement or instrument governing any Subordinated Debt is for any reason revoked or invalidated, or otherwise cease to be in full force and effect, any Person contests in any manner the validity or enforceability thereof or denies that it has any further liability or obligation thereunder, or the Indebtedness hereunder is for any reason subordinated or does not have the priority contemplated by this Agreement or such subordination provisions; or

(m) Collateral
(i) Any provision of any Collateral Document shall for any reason cease to be valid and binding on or enforceable against the Borrower, WHC or any Subsidiary party thereto or the Borrower, WHC or any Subsidiary shall so state in writing or bring an action to limit its obligations or liabilities thereunder; or and
(ii) any Collateral Document shall for any reason (other than pursuant to the terms thereof) cease to create a valid security interest in the Collateral purported to be covered thereby or such security interest shall for any reason cease to be a perfected and first priority security interest subject only to Permitted Liens

9.2 Remedies
If any Event of Default occurs, the Agent shall, at the request of, or may, with the consent of, the Required Lenders, or as otherwise provided for in
Section 10.5:

(a) declare the commitment of each Lender to make Loans to be terminated, whereupon such commitments shall be terminated;

(b) declare the unpaid principal amount of all outstanding Loans, all interest accrued and unpaid thereon, and all other amounts owing or payable hereunder or under any other Loan Document to be immediately due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by the Borrower; and

(c) exercise on behalf of itself and the Lenders all rights and remedies available to it and the Lenders under the Loan Documents or applicable law; provided, however, that upon the occurrence of any event specified in subsection
(f) or (g) of Section 9.1 (in the case of clause (i) of subsection (g) upon the expiration of the 60-day period mentioned therein), the obligation of each Lender to make Loans shall automatically terminate and the unpaid principal amount of all outstanding Loans, together with all interest and other amounts as aforesaid shall automatically become due and payable without further act of the Agent or any Lender.

9.3 Rights Not Exclusive
The rights provided for in this Agreement and the other Loan Documents are cumulative and are not exclusive of any other rights, powers, privileges or remedies provided by law or in equity, or under any other instrument, document or agreement now existing or hereafter arising.

9.4 Certain Financial Covenant Defaults
In the event that, after taking into account any extraordinary charge to earnings taken or to be taken as of the end of any fiscal period of WHC (a "Charge"), and if solely by virtue of such Charge, there would exist an Event of Default due to the breach of any provision of Section 8.14 as of such fiscal period end date, such Event of Default shall be deemed to arise upon the earlier of (a) the date after such fiscal period and date on which WHC announces publicly that it will take, is taking or has taken such Charge (including an announcement in the form of a statement in a report filed with the SEC) or, if such announcement is made prior to such fiscal period end date, the date that is such fiscal period end date, and (b) the date the Borrower or WHC delivers to the Agent its audited annual or unaudited quarterly financial statements in respect of such fiscal period reflecting such Charge as taken.

ARTICLE X.        THE AGENT

10.1 Appointment and Authorization
Each Lender hereby irrevocably (subject to Section 10.9) appoints, designates and authorizes the Agent to take such action on its behalf under the provisions of this Agreement and each other Loan Document and to exercise such powers and perform such duties as are expressly delegated to it by the terms of this Agreement or any other Loan Document, together with such powers as are reasonably incidental thereto. Notwithstanding any provision to the contrary contained elsewhere in this Agreement or in any other Loan Document, the Agent shall not have any duties or responsibilities, except those expressly set forth herein, nor shall the Agent have or be deemed to have any fiduciary relationship with any Lender, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Agreement or any other Loan Document or otherwise exist against the Agent.

10.2 Delegation of Duties
The Agent may execute any of its duties under this Agreement or any other Loan Document by or through agents, employees or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. The Agent shall not be responsible for the negligence or misconduct of any agent or attorney-in-fact that it selects with reasonable care.

10.3 Liability of Agent
None of the Agent-Related Persons shall (i) be liable for any action taken or omitted to be taken by any of them under or in connection with this Agreement or any other Loan Document or the transactions contemplated hereby (except for its own gross negligence or willful misconduct), or (ii) be responsible in any manner to any of the Lenders for any recital, statement, representation or warranty made by the Borrower, WHC or any Subsidiary or Affiliate of the Borrower, or any officer thereof, contained in this Agreement or in any other Loan Document, or in any certificate, report, statement or other document referred to or provided for in, or received by the Agent under or in connection with, this Agreement or any other Loan Document, or for the value of or title to any Collateral, or the validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or any other Loan Document, or for any failure of the Borrower or any other party to any Loan Document to perform its obligations hereunder or thereunder. No Agent-Related Person shall be under any obligation to any Lender to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this Agreement or any other Loan Document, or to inspect the properties, books or records of the Borrower, WHC or any of the Borrower's Subsidiaries or Affiliates.

10.4 Reliance by Agent
(a) The Agent shall be entitled to rely, and shall be fully protected in relying, upon any writing, resolution, notice, consent, certificate, affidavit, letter, telegram, facsimile, telex or telephone message, statement or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons, and upon advice and statements of legal counsel (including counsel to the Borrower), independent accountants and other experts selected by the Agent. The Agent shall be fully justified in failing or refusing to take any action under this Agreement or any other Loan Document unless it shall first receive such advice or concurrence of the Required Lenders as it deems appropriate and, if it so requests, it shall first be indemnified to its satisfaction by the Lenders against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action. The Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Agreement or any other Loan Document in accordance with a request or consent of the Required Lenders and such request and any action taken or failure to act pursuant thereto shall be binding upon all of the Lenders.

(b) For purposes of  determining  compliance  with the  conditions  specified in
Section 5.1, each Lender that has executed this Agreement shall be deemed to have consented to, approved or accepted or to be satisfied with, each document or other matter either sent by the Agent to such Lender for consent, approval, acceptance or satisfaction, or required thereunder to be consented to or approved by or acceptable or satisfactory to the Lender.

10.5 Notice of Default
The Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default, except with respect to defaults in the payment of principal, interest and fees required to be paid to the Agent for the account of the Lenders, unless the Agent shall have received written notice from a Lender or the Borrower referring to this Agreement, describing such Default or Event of Default and stating that such notice is a "notice of default." The Agent will notify the Lenders of its receipt of any such notice. The Agent shall take such action with respect to such Default or Event of Default as may be requested by the Required Lenders in accordance with Article IX; provided, however, that unless and until the Agent has received any such request, the Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable or in the best interest of the Lenders.

10.6 Credit Decision
Each Lender acknowledges that none of the Agent-Related Persons has made any representation or warranty to it, and that no act by the Agent hereinafter taken, including any review of the affairs of the Borrower, WHC and their Subsidiaries, shall be deemed to constitute any representation or warranty by any Agent-Related Person to any Lender. Each Lender represents to the Agent that it has, independently and without reliance upon any Agent-Related Person and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, prospects, operations, property, financial and other condition and creditworthiness of the Borrower, WHC and their Subsidiaries, the value of and title to any Collateral, and all applicable bank regulatory laws relating to the transactions contemplated hereby, and made its own decision to enter into this Agreement and to extend credit to the Borrower hereunder. Each Lender also represents that it will, independently and without reliance upon any Agent-Related Person and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement and the other Loan Documents, and to make such investigations as it deems necessary to inform itself as to the business, prospects, operations, property, financial and other condition and creditworthiness of the Borrower, WHC and their Subsidiaries. Except for notices, reports and other documents expressly herein required to be furnished to the Lenders by the Agent, the Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the business, prospects, operations, property, financial and other condition or creditworthiness of the Borrower, WHC or their Subsidiaries which may come into the possession of any of the Agent-Related Persons.

10.7 Indemnification of Agent
Whether or not the transactions contemplated hereby are consummated, the Lenders shall indemnify upon demand the Agent-Related Persons (to the extent not reimbursed by or on behalf of the Borrower and without limiting the obligation of the Borrower to do so), in proportion to each Lender's Pro Rata Share, from and against any and all Indemnified Liabilities; provided, however, that no Lender shall be liable for the payment to the Agent-Related Persons of any portion of such Indemnified Liabilities resulting solely from such Person's gross negligence or willful misconduct. Without limitation of the foregoing, each Lender shall reimburse the Agent upon demand for its ratable share of any costs or out-of-pocket expenses (including Attorney Costs) incurred by the Agent in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement, any other Loan Document, or any document contemplated by or referred to herein, to the extent that the Agent is not reimbursed for such expenses by or on behalf of the Borrower. The undertaking in this Section shall survive the payment of all Obligations hereunder and the resignation or replacement of the Agent.

10.8 Agent in Individual Capacity
U.S. Bank and its Affiliates may make loans to, issue letters of credit for the account of, accept deposits from, acquire equity interests in and generally engage in any kind of banking, trust, financial advisory, underwriting or other business with the Borrower, WHC and their Subsidiaries and Affiliates as though U.S. Bank were not the Agent hereunder and without notice to or consent of the Lenders. The Lenders acknowledge that, pursuant to such activities, U.S. Bank or its Affiliates may receive information regarding the Borrower or its Affiliates (including information that may be subject to confidentiality obligations in favor of the Borrower, WHC or such Subsidiary) and acknowledge that the Agent shall be under no obligation to provide such information to them. With respect to its Loans, U.S. Bank shall have the same rights and powers under this Agreement as any other Lender and may exercise the same as though it were not the Agent, and the terms "Lender" and "Lenders" include U.S. Bank in its individual capacity.

10.9 Successor Agent
The Agent may, and at the request of the Required Lenders shall, resign as Agent upon 30 days' notice to the Lenders. If the Agent resigns under this Agreement, the Required Lenders shall appoint from among the Lenders a successor agent for the Lenders which successor agent shall, if no Default or Event of Default then exists, be approved by the Borrower. If no successor agent is appointed prior to the effective date of the resignation of the Agent, the Agent may appoint, after consulting with the Lenders and the Borrower, a successor agent from among the Lenders. Upon the acceptance of its appointment as successor agent hereunder, such successor agent shall succeed to all the rights, powers and duties of the retiring Agent and the term "Agent" shall mean such successor agent and the retiring Agent's appointment, powers and duties as Agent shall be terminated. After any retiring Agent's resignation hereunder as Agent, the provisions of this Article X and Sections 11.4 and 11.5 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement. If no successor agent has accepted appointment as Agent by the date which is 30 days following a retiring Agent's notice of resignation, the retiring Agent's resignation shall nevertheless thereupon become effective and the Lenders shall perform all of the duties of the Agent hereunder until such time, if any, as the Required Lenders appoint a successor agent as provided for above.

10.10 Withholding Tax
(a) If any Lender is a "foreign corporation, partnership or trust" within the meaning of the Code and such Lender claims exemption from, or a reduction of, U.S. withholding tax under Sections 1441 or 1442 of the Code, such Lender agrees with and in favor of the Agent, to deliver to the Agent:
(i) if such Lender claims an exemption from, or a reduction of, withholding tax under a United States tax treaty, properly completed IRS Forms 1001 and W-8 before the payment of any interest in the first calendar year and before the payment of any interest in each third succeeding calendar year during which interest may be paid under this Agreement;
(ii) if such Lender claims that interest paid under this Agreement is exempt from United States withholding tax because it is effectively connected with a United States trade or business of such Lender, two properly completed and executed copies of IRS Form 4224 before the payment of any interest is due in the first taxable year of such Lender and in each succeeding taxable year of such Lender during which interest may be paid under this Agreement, and IRS Form W-9; and
(iii) such other form or forms as may be required under the Code or other laws of the United States as a condition to exemption from, or reduction of, United States withholding tax.

Such Lender agrees to promptly notify the Agent of any change in circumstances which would modify or render invalid any claimed exemption or reduction.

(b) If any Lender claims exemption from, or reduction of, withholding tax under a United States tax treaty by providing IRS Form 1001 and such Lender sells, assigns, grants a participation in, or otherwise transfers all or part of the Obligations of the Borrower to such Lender, such Lender agrees to notify the Agent of the percentage amount in which it is no longer the beneficial owner of Obligations of the Borrower to such Lender. To the extent of such percentage amount, the Agent will treat such Lender's IRS Form 1001 as no longer valid.

(c) If any Lender claiming exemption from United States withholding tax by filing IRS Form 4224 with the Agent sells, assigns, grants a participation in, or otherwise transfers all or part of the Obligations of the Borrower to such a Lender, such Lender agrees to undertake sole responsibility for complying with the withholding tax requirements imposed by Sections 1441 and 1442 of the Code.

(d) If any Lender is entitled to a reduction in the applicable withholding tax, the Agent may withhold from any interest payment to such Lender an amount equivalent to the applicable withholding tax after taking into account such reduction. If the forms or other documentation required by subsection (a) of this Section are not delivered to the Agent, then the Agent may withhold from any interest payment to such Lender not providing such forms or other documentation an amount equivalent to the applicable withholding tax.

(e) If the IRS or any other Governmental Authority of the United States or other jurisdiction asserts a claim that the Agent did not properly withhold tax from amounts paid to or for the account of any Lender (because the appropriate form was not delivered, was not properly executed, or because such Lender failed to notify the Agent of a change in circumstances which rendered the exemption from, or reduction of, withholding tax ineffective, or for any other reason) such Lender shall indemnify the Agent fully for all amounts paid, directly or indirectly, by the Agent as tax or otherwise, including penalties and interest, and including any taxes imposed by any jurisdiction on the amounts payable to the Agent under this Section, together with all costs and expenses (including Attorney Costs). The obligation of the Lenders under this subsection shall survive the payment of all Obligations and the resignation or replacement to the Agent.

10.11 Collateral Matters
(a) The Agent is authorized on behalf of all the Lenders, without the necessity of any notice to or further consent from the Lenders, from time to time to take any action with respect to any Collateral or the Collateral Documents which may be necessary to perfect and maintain perfected the security interest in and Liens upon the Collateral granted pursuant to the Collateral Documents.

(b) The Lenders irrevocably authorize the Agent, at its option and in its discretion, to release any Lien granted to or held by the Agent upon any Collateral (i) upon termination of the Commitments and payment in full of all Loans and all other Obligations known to the Agent and payable under this Agreement or any other Loan Document; (ii) constituting property sold or to be sold or disposed of as part of or in connection with any disposition not prohibited hereunder; (iii) constituting property in which the Borrower, WHC or any Subsidiary owned no interest at the time the Lien was granted or at any time thereafter; (iv) constituting property leased to the Borrower, WHC or any Subsidiary under a lease which has expired or been terminated in a transaction not prohibited under this Agreement or is about to expire and which has not been, and is not intended by the Borrower, WHC or such Subsidiary to be, renewed or extended; (v) consisting of an instrument evidencing Indebtedness or other debt instrument, if the indebtedness evidenced thereby has been paid in full; or
(vi) if approved, authorized or ratified in writing by the Required Lenders or all the Lenders, as the case may be, as provided in Section 11.1(f). Upon request by the Agent at any time, the Lenders will confirm in writing the Agent's authority to release particular types or items of Collateral pursuant to this Section 10.11(b).

ARTICLE XI.       MISCELLANEOUS

11.1 Amendments and Waivers
No amendment or waiver of any provision of this Agreement or any other Loan Document, and no consent with respect to any departure by the Borrower, WHC or any applicable Subsidiary therefrom, shall be effective unless the same shall be in writing and signed by the Required Lenders (or by the Agent at the written request of the Required Lenders) and the Borrower and acknowledged by the Agent, and then any such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no such waiver, amendment, or consent shall, unless in writing and signed by all the Lenders and the Borrower and acknowledged by the Agent, do any of the following:

(a) increase or extend the Commitment of any Lender (or reinstate any Commitment terminated pursuant to Section 9.2), unless such Lender has consented thereto in writing;

(b) postpone or delay any date fixed by this Agreement or any other Loan Document for any payment (including without limit mandatory prepayments) of principal, interest, fees or other amounts due to the Lenders (or any of them) hereunder or under any other Loan Document;

(c) reduce the principal of, or the rate of interest specified herein on any Loan, or (subject to clause (ii) below) any fees or other amounts payable hereunder or under any other Loan Document;

(d) change the percentage of the Commitments or of the aggregate unpaid principal amount of the Loans which is required for the Lenders or any of them to take any action hereunder; or

(e) amend the definition of "Required Lenders," this Section, or Section 2.13, or any provision herein providing for consent or other action by all Lenders; or

(f) release any material portion of the Collateral except as otherwise may be provided herein or in the Collateral Documents or except where the consent of the Required Lenders only is specifically provided for; and, provided further, that no amendment, waiver or consent shall, unless in writing and signed by the Agent in addition to the Required Lenders or all the Lenders, as the case may be, affect the rights or duties of the Agent under this Agreement or any other Loan Document.

11.2 Notices
(a) All notices, requests and other communications shall be in writing (including, unless the context expressly otherwise provides, by facsimile transmission, provided that any matter transmitted by the Borrower by facsimile
(i) shall be immediately confirmed by a telephone call to the recipient at the number specified on Schedule 11.2, and (ii) shall be followed promptly by delivery of a hard copy original thereof) and mailed, faxed or delivered, to the address or facsimile number specified for notices on Schedule 11.2; or, as directed to the Borrower or the Agent, to such other address as shall be designated by such party in a written notice to the other parties, and as directed to any other party, at such other address as shall be designated by such party in a written notice to the Borrower and the Agent.

(b) All such notices, requests and communications shall, when transmitted by overnight delivery, or faxed, be effective when delivered by overnight
(next-day) delivery, or transmitted in legible form by facsimile machine, respectively, or if mailed, upon the third Business Day after the date deposited into the U.S. mail, or if delivered, upon delivery; except that notices pursuant to Article II or X shall not be effective until actually received by the Agent.

(c) Any agreement of the Agent and the Lenders herein to receive certain notices by telephone or facsimile is solely for the convenience and at the request of the Borrower. The Agent and the Lenders shall be entitled to rely on the authority of any Person purporting to be a Person authorized by the Borrower to give such notice and the Agent and the Lenders shall not have any liability to the Borrower or other Person on account of any action taken or not taken by the Agent or the Lenders in reliance upon such telephonic or facsimile notice. The obligation of the Borrower to repay the Loans shall not be affected in any way or to any extent by any failure by the Agent and the Lenders to receive written confirmation of any telephonic or facsimile notice or the receipt by the Agent and the Lenders of a confirmation which is at variance with the terms understood by the Agent and the Lenders to be contained in the telephonic or facsimile notice.

11.3 No Waiver; Cumulative Remedies
No failure to exercise and no delay in exercising, on the part of the Agent or any Lender, any right, remedy, power or privilege hereunder, shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege.

11.4 Costs and Expenses
The Borrower shall:
(a) whether or not the transactions contemplated hereby are consummated, pay or reimburse U.S. Bank (including in its capacity as Agent) within five Business days after demand (subject to Section 5.1(e)) for all costs and expenses incurred by U.S. Bank (including in its capacity as Agent) in connection with the development, preparation, delivery, administration and execution of, and any amendment, supplement, waiver or modification to (in each case, whether or not consummated), this Agreement, any Loan Document and any other documents prepared in connection herewith or therewith, and the consummation of the transactions contemplated hereby and thereby, and the grant of Liens on any Collateral after the date of this Agreement, including reasonable Attorneys Cost incurred by U.S. Bank (including in its capacity as Agent) with respect to the foregoing; and

(b) whether or not the transactions contemplated hereby are consummated, and whether incurred or demand for payment is made prior to, concurrently with or after the date of this Agreement, pay or reimburse U.S. Bank (including in its capacity as Agent) within five Business days after demand (subject to
Section 5.1(e)) for all costs and expenses incurred by U.S. Bank (including in its capacity as Agent) in connection with any Collateral or proposed Collateral, including, without limitation, appraisal fees (including the allocated cost of internal appraisal services), inspection fees, fees for environmental and other third party inspections and reports, fees for the Title Insurance Policies and the endorsements thereto, escrow fees, any filing or recording tax or fee, lien search fees, and

(c) pay or reimburse the Agent and each Lender within five Business Days after demand (subject to Section 5.1(e)) for all costs and expenses (including Attorney Costs) incurred by them in connection with the enforcement, attempted enforcement, or preservation of any rights or remedies under this Agreement or any other Loan Document during the existence of an Event of Default or after acceleration of the Loans (including in connection with any "workout" or restructuring regarding the Loans, and including in any Insolvency Proceeding or appellate proceeding).

11.5 Borrower Indemnification
(a) Whether or not the transactions contemplated hereby are consummated, the Borrower shall indemnify, defend and hold the Agent-Related Persons, and each Lender and each of its respective officers, directors, employees, counsel, agents and attorneys-in-fact (each, an "Indemnified Person") harmless from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, charges, expenses and disbursements (including Attorney Costs) of any kind or nature whatsoever which may at any time
(including at any time following repayment of the Loans and the termination, resignation or replacement of the Agent or replacement of any Lender) be imposed on, incurred by or asserted against any such Person in any way relating to or arising out of this Agreement or any document contemplated by or referred to herein, or the transactions contemplated hereby, or any action taken or omitted by any such Person under or in connection with any of the foregoing, including with respect to any investigation, litigation or proceeding (including any Insolvency Proceeding or appellate proceeding) related to or arising out of this Agreement or the Loans or the use of the proceeds thereof, whether or not any Indemnified Person is a party thereto (all the foregoing, collectively, the "Indemnified Liabilities"); provided, that the Borrower shall have no obligation hereunder to any Indemnified Person with respect to Indemnified Liabilities resulting solely from the gross negligence or willful misconduct of such Indemnified Person. The agreements and obligations set forth in this Section shall survive payment of all other Obligations.
(b) At the election of any Indemnified Person, the Borrower shall defend such Indemnified Person using legal counsel satisfactory to such Indemnified Person in such Person's sole discretion, at the sole cost and expense of the Borrower. All amounts owing under this Section shall be paid within 30 days after demand.

11.6 Marshalling; Payments Set Aside
Neither the Agent nor the Lenders shall be under any obligation to marshall any assets in favor of the Borrower or any other Person or against or in payment of any or all of the Obligations. To the extent that the Borrower makes a payment to the Agent or the Lenders, or the Agent or the Lenders exercise their right of set-off, and such payment or the proceeds of such set-off or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside or required (including pursuant to any settlement entered into by the Agent or such Lender in its discretion) to be repaid to a trustee, receiver or any other party, in connection with any Insolvency Proceeding or otherwise, then
(a) to the extent of such recovery the obligation or part thereof originally intended to be satisfied shall be revived and continued in full force and effect as if such payment had not been made or such set-off had not occurred, and
(b) each Lender severally agrees to pay to the Agent upon demand its Pro Rata Share of any amount so recovered from or repaid by the Agent.

11.7 Successors and Assigns
The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Borrower may not assign or transfer any of its rights or obligations under this Agreement without the prior written consent of the Agent and each Lender.

11.8 Assignments, Participations, Etc.
(a) Any Lender may, with the written consent of the Agent and the Borrower which shall not be unreasonably withheld, conditioned or delayed, at any time assign and delegate to one or more Eligible Assignees (provided that no written consent of the Agent shall be required in connection with any assignment and delegation by a Lender to an Eligible Assignee that is an Affiliate of such Lender) (each an "Assignee") all, or any ratable part of all, of the Loans, the Commitments and the other rights and obligations of such Lender hereunder, in a minimum amount of the lesser of $5,000,000 or the entire amount of the Commitment of such Lender; provided, however, that the Borrower and the Agent may continue to deal solely and directly with such Lender in connection with the interest so assigned to an Assignee until (i) written notice of such assignment, together with payment instructions, addresses and related information with respect to the Assignee, shall have been given to the Borrower and the Agent by such Lender and the Assignee; (ii) such Lender and its Assignee shall have delivered to the Borrower and the Agent an Assignment and Acceptance in the form of Exhibit F ("Assignment and Acceptance"); and (iii) the assignor Lender or Assignee has paid to the Agent a processing fee in the amount of $3,500. Notwithstanding the foregoing, no consent of the Borrower shall be required for any such assignment during the existence of an Event of Default.

(b) Subject to the conditions set forth in Section 11.8(a), from and after the date that the Agent notifies the assignor Lender that it has received (and provided its consent with respect to) an executed Assignment and Acceptance,
(i) the Assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such Assignment and Acceptance, shall have the rights and obligations of a Lender under the Loan Documents, and (ii) the assignor Lender shall, to the extent that rights and obligations hereunder and under the other Loan Documents have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights and be released from its obligations under the Loan Documents.

(c) Immediately upon each Assignee's making its processing fee payment under the Assignment and Acceptance, this Agreement shall be deemed to be amended to the extent, but only to the extent, necessary to reflect the addition of the Assignee and the resulting adjustment of the Commitments arising therefrom. The Commitment allocated to each Assignee shall reduce such Commitments of the assigning Lender pro tanto.

(d) Any Lender may at any time sell to one or more commercial banks or other Persons not Affiliates of the Borrower (a "Participant") participating interests in any Loans, the Commitment of that Lender and the other interests of that Lender (the "originating Lender") hereunder and under the other Loan Documents; provided, however, that (i) the originating Lender's obligations under this Agreement shall remain unchanged, (ii) the originating Lender shall remain solely responsible for the performance of such obligations, (iii) the Borrower and the Agent shall continue to deal solely and directly with the originating Lender in connection with the originating Lender's rights and obligations under this Agreement and the other Loan Documents, and (iv) no Lender shall transfer or grant any participating interest under which the Participant has rights to approve any amendment to, or any consent or waiver with respect to, this Agreement or any other Loan Document, except to the extent such amendment, consent or waiver would require unanimous consent of the Lenders as described in the first proviso to Section 11.1. In the case of any such participation, the Participant shall be entitled to the benefit of Sections 4.1, 4.3 and 11.5 as though it were also a Lender hereunder, and if amounts outstanding under this Agreement are due and unpaid, or shall have been declared or shall have become due and payable upon the occurrence of an Event of Default, each Participant shall be deemed to have the right of set-off in respect of its participating interest in amounts owing under this Agreement to the same extent as if the amount of its participating interest were owing directly to it as a Lender under this Agreement.

(e) Notwithstanding any other provision in this Agreement, any Lender may at any time create a security interest in, or pledge, all or any portion of its rights under and interest in this Agreement held by it in favor of any Federal Reserve Bank in accordance with Regulation A of the FRB or U.S. Treasury Regulation 31 C.F.R. 203.14, and such Federal Reserve Bank may enforce such pledge or security interest in any manner permitted under applicable law.

(f) The Borrower agrees to actively assist and cooperate with U.S. Bank in the initial syndication of the Loans, including assistance in the preparation and review of information and participation in one or more meetings with prospective lenders.

11.9 Set-off
In addition to any rights and remedies of the Lenders provided by law, if an Event of Default exists or the Loans have been accelerated, each Lender is authorized at any time and from time to time, without prior notice to the Borrower, any such notice being waived by the Borrower to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held by, and other indebtedness at any time owing by, such Lender to or for the credit or the account of the Borrower against any and all Obligations owing to such Lender, now or hereafter existing, irrespective of whether or not the Agent or such Lender shall have made demand under this Agreement or any Loan Document and although such Obligations may be contingent or unmatured. Each Lender agrees promptly to notify the Borrower and the Agent after any such set-off and application made by such Lender; provided, however, that the failure to give such notice shall not affect the validity of such set-off and application.

11.10 Automatic Debits of Fees
With respect to any agency fee, underwriting fee or other fee, or any other cost or expense (including Attorney Costs) due and payable to the Agent under the Loan Documents, the Borrower hereby irrevocably authorizes U.S. Bank to debit any deposit account of the Borrower with U.S. Bank in an amount such that the aggregate amount debited from all such deposit accounts does not exceed such fee or other cost or expense. If there are insufficient funds in such deposit accounts to cover the amount of the fee or other cost or expense then due, such debits will be reversed (in whole or in part, in U.S. Bank's sole discretion) and such amount not debited shall be deemed to be unpaid. No such debit under this Section shall be deemed a set-off.

11.11 Notification of Addresses, Lending Offices, Etc.
Each Lender shall notify the Agent in writing of any changes in the address to which notices to the Lender should be directed, of addresses of any Lending Office, of payment instructions in respect of all payments to be made to it hereunder and of such other administrative information as the Agent shall reasonably request.

11.12 Counterparts
This Agreement may be executed in any number of separate counterparts, each of which, when so executed, shall be deemed an original, and all of said counterparts taken together shall be deemed to constitute but one and the same instrument.

11.13 Severability
The illegality or unenforceability of any provision of this Agreement or any instrument or agreement required hereunder shall not in any way affect or impair the legality or enforceability of the remaining provisions of this Agreement or any instrument or agreement required hereunder.

11.14 No Third Parties Benefited
This Agreement is made and entered into for the sole protection and legal benefit of the Borrower, the Lenders, the Agent and the Agent-Related Persons, and their permitted successors and assigns, and no other Person shall be direct or indirect legal beneficiary of, or have any direct or indirect cause of action or claim in connection with, this Agreement or any of the other Loan Documents.

11.15 Conditions Not Fulfilled
If any requested loan is not borrowed owing to nonfulfillment of any condition precedent specified in Article V, no party hereto shall be responsible to any other party for any damage or loss by reason thereof, except that the Borrower shall in any event be liable to pay the fees, Taxes, and expenses for which it is obligated hereunder. If for any other reason the Commitment of any Lender is not borrowed, neither the Agent nor any Lender (other than the Lender failing to make its Loan as required hereunder) shall be responsible to the Borrower for any damage or loss by reason thereof, nor shall any other Lender or the Borrower be excused from their performance hereunder.

11.16 Governing Law and Jurisdiction
(a) THIS AGREEMENT AND THE NOTE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAW OF THE STATE OF WASHINGTON; PROVIDED THAT THE AGENT AND THE LENDERS SHALL RETAIN ALL RIGHTS ARISING UNDER FEDERAL LAW. DEEDS OF TRUST SHALL BE GOVERNED BY THE LAW OF THE STATE IN WHICH THE REAL PROPERTY ENCUMBERED THEREBY IS LOCATED.

(b) ANY LEGAL ACTION OR PROCEEDING WITH RESPECT TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT MAY BE BROUGHT IN THE COURTS OF THE STATE OF WASHINGTON OR OF THE UNITED STATES FOR THE WESTERN DISTRICT OF WASHINGTON, AND BY EXECUTION AND DELIVERY OF THIS AGREEMENT, EACH OF THE BORROWER, THE AGENT AND THE LENDERS CONSENTS, FOR ITSELF AND IN RESPECT OF ITS PROPERTY, TO THE NONEXCLUSIVE JURISDICTION OF THOSE COURTS. EACH OF THE BORROWER, THE AGENT AND THE LENDERS IRREVOCABLY WAIVES ANY OBJECTION, INCLUDING ANY OBJECTION TO THE LAYING OF VENUE OR BASED ON THE GROUNDS OF FORUM NON CONVENIENS, WHICH IT MAY NOW OR HEREAFTER HAVE TO THE BRINGING OF ANY ACTION OR PROCEEDING IN SUCH JURISDICTION IN RESPECT OF THIS AGREEMENT OR ANY DOCUMENT RELATED HERETO. THE BORROWER, THE AGENT AND THE LENDERS EACH WAIVE PERSONAL SERVICE OF ANY SUMMONS, COMPLAINT OR OTHER PROCESS, WHICH MAY BE MADE BY ANY OTHER MEANS PERMITTED BY WASHINGTON LAW.

11.17 Waiver of Jury Trial
THE BORROWER, THE LENDERS AND THE AGENT EACH WAIVE THEIR RESPECTIVE RIGHTS TO A TRIAL BY JURY OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF OR RELATED TO THIS AGREEMENT, THE OTHER LOAN DOCUMENTS, OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY, IN ANY ACTION, PROCEEDING OR OTHER LITIGATION OF ANY TYPE BROUGHT BY ANY OF THE PARTIES AGAINST ANY OTHER PARTY OR ANY AGENT RELATED PERSON, PARTICIPANT OR ASSIGNEE, WHETHER WITH RESPECT TO CONTRACT CLAIMS, TORT CLAIMS, OR OTHERWISE. THE BORROWER, THE LENDERS AND THE AGENT EACH AGREE THAT ANY SUCH CLAIM OR CAUSE OF ACTION SHALL BE TRIED BY A COURT TRIAL WITHOUT A JURY. WITHOUT LIMITING THE FOREGOING, THE PARTIES FURTHER AGREE THAT THEIR RESPECTIVE RIGHT TO A TRIAL BY JURY IS WAIVED BY OPERATION OF THIS SECTION AS TO ANY ACTION, COUNTERCLAIM OR OTHER PROCEEDING WHICH SEEKS, IN WHOLE OR IN PART, TO CHALLENGE THE VALIDITY OR ENFORCEABILITY OF THIS AGREEMENT OR THE OTHER LOAN DOCUMENTS OR ANY PROVISION HEREOF OR THEREOF. THIS WAIVER SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS.

11.18 Statutory Notice
ORAL AGREEMENTS OR ORAL COMMITMENTS TO LOAN MONEY, EXTEND CREDIT, OR FORBEAR FROM ENFORCING REPAYMENT OF A DEBT ARE NOT ENFORCEABLE UNDER WASHINGTON LAW.

11.19 Entire Agreement
This Agreement, together with the other Loan Documents, embodies the entire agreement and understanding among the Borrower, the Lenders and the Agent, and supersedes all prior to contemporaneous agreements and understandings of such Persons, verbal or written, relating to the subject matter hereof and thereof.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.

WESTCOAST HOSPITALITY, LIMITED PARTNERSHIP
By: WestCoast Hospitality Corporation,
General Partner


By

Title

U.S. BANK NATIONAL ASSOCIATION,
as Agent and Lender


By

Title

Each of the undersigned (a) acknowledges that it has reviewed and approved this Agreement, (b) reaffirms its obligations under its respective guaranty and the other Loan Documents to which it is a party and (c) agrees to the addition of the following provisions to its guaranty:

13.11 Right of Setoff
In addition to any rights and remedies of the Lenders provided by law, if an Event of Default exists or the Loans have been accelerated, each Lender is authorized at any time and from time to time, without prior notice to Guarantor, any such notice being waived by Guarantor to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held by, and other indebtedness at any time owing by, such Lender to or for the credit or the account of Guarantor against any and all Obligations owing to such Lender, now or hereafter existing, irrespective of whether or not the Agent or such Lender shall have made demand under this Guaranty or any Loan Document and although such Obligations may be contingent or unmatured. Each Lender agrees promptly to notify Guarantor and the Agent after any such set-off and application made by such Lender; provided, however, that the failure to give such notice shall not affect the validity of such set-off and application.

13.12 Jury Waiver
GUARANTOR, THE LENDERS AND THE AGENT EACH WAIVE THEIR RESPECTIVE RIGHTS TO A TRIAL BY JURY OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF OR RELATED TO THIS AGREEMENT, THE OTHER LOAN DOCUMENTS, OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY, IN ANY ACTION, PROCEEDING OR OTHER LITIGATION OF ANY TYPE BROUGHT BY ANY OF THE PARTIES AGAINST ANY OTHER PARTY OR ANY AGENT RELATED PERSON, PARTICIPANT OR ASSIGNEE, WHETHER WITH RESPECT TO CONTRACT CLAIMS, TORT CLAIMS, OR OTHERWISE. GUARANTOR, THE LENDERS AND THE AGENT EACH AGREE THAT ANY SUCH CLAIM OR CAUSE OF ACTION SHALL BE TRIED BY A COURT TRIAL WITHOUT A JURY. WITHOUT LIMITING THE FOREGOING, THE PARTIES FURTHER AGREE THAT THEIR RESPECTIVE RIGHT TO A TRIAL BY JURY IS WAIVED BY OPERATION OF THIS SECTION AS TO ANY ACTION, COUNTERCLAIM OR OTHER PROCEEDING WHICH SEEKS, IN WHOLE OR IN PART, TO CHALLENGE THE VALIDITY OR ENFORCEABILITY OF THIS AGREEMENT OR THE OTHER LOAN DOCUMENTS OR ANY PROVISION HEREOF OR THEREOF. THIS WAIVER SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS.


WESTCOAST HOSPITALITY CORPORATION

By
Title
WESTCOAST HOTELS, INC.

By
Title
TICKETSWEST.COM, INC.

By
Title
RED LION HOTELS, INC.

By
Title
RED LION PROPERTIES, INC.


Schedule 1.1
Eligible Real Property

Aberdeen, Washington: Certain real property located in Grays Harbor County, Washington, which property is owned by Red Lion Hotels, Inc., and is encumbered by a deed of trust recorded under recording number 2002-01030065.

Bend, Oregon: Certain real property located in Deschutes County, Oregon, which property is owned by Red Lion Hotels, Inc., and is encumbered by a deed of trust recorded under recording number 2002-00427.

Kalispell, Montana: Certain real property located in Kalispell County, Montana, which property is owned by Red Lion Properties, Inc., and is encumbered by a deed of trust recorded under recording number 200200415370.

Klamath Falls, Oregon: Certain real property located in Klamath County, Oregon, which property is owned by Red Lion Hotels, Inc., and is encumbered by a deed of trust recorded in Vol MO2, Pg. 444-479.

Schedule 2.1
Commitments
                                       Commitment
     Lender                              Amount             Pro Rata Share
--------------------------------   --------------------   ----------------------
U.S. Bank National Association         $4,000,000                100%
--------------------------------   --------------------   ----------------------
TOTAL                                  $4,000,000                100%
--------------------------------   --------------------   ----------------------

Schedule 5.1(j)
Real Property to be Refinanced

Boise, Idaho: Certain real property located in Ada County, Idaho, encumbered by a deed of trust recorded under recording number 99050921.

Twin Falls, Idaho: Certain real property located in Twin Falls County, Idaho, encumbered by a deed of trust recorded under recording number 1999-022782.

Salt Lake City, Utah: Certain real property located in Salt Lake County, Utah, encumbered by a deed of trust recorded under recording number 7040246.

Kennewich,   Washington:   Certain  real  property  located  in  Benton  County,
Washington, encumbered by a deed of trust recorded under recording number 1998-012586.

Pasco, Washington: Certain real property located in Franklin County, Washington, encumbered by a deed of trust recorded under recording number 1599666.

Port Angeles, Washington: Certain real property located in Clallam County, Washington, encumbered by a deed of trust recorded under recording number 20021076402.

Richland,   Washington:   Certain  real  property   located  in  Benton  County,
Washington, encumbered by a deed of trust recorded under recording number 2002-000144.

Yakima, Washington: Certain real property located in Yakima County, Washington, encumbered by a deed of trust recorded under recording numbers 7057014, 7057015, 7057016, and 7057017.

Eureka,   California:   Certain  real  property   located  in  Humboldt  County,
California, encumbered by a deed of trust recorded under recording number 2002-251-39.

Redding, California: Certain real property located in Shasta County, California, encumbered by a deed of trust recorded under recording number 2002-0000841.

Schedule 6.5
Litigation

None

Schedule 6.7
ERISA

None

Schedule 6.11
Permitted Liabilities

None

Schedule 6.12
Environmental Matters

None

Schedule 6.17
Subsidiaries and Minority Interests

WestCoast Hospitality Corporation is the direct or indirect sole owner of the following corporations formed in the State of Washington:

     TicketsWest.com,  Inc
     North River Drive Company And
     WestCoast Hotels, Inc., which in turn is the sole owner of:

        Stewart Street Associates, Inc.
        WestCoast Bellevue Inn, Inc
        WestCoast E.P. Acquisitions, Inc.
        WestCoast Hotel Properties, Inc.
        WestCoast Vancouver Washington, Inc.
        WestCoast Executive Park Investment, Inc.

WestCoast Hospitality Corporation is the direct or indirect sole owner of the following corporations formed in the State of Delaware:

         Red Lion Hotels, Inc, which in turn is the sole owner of Red Lion Properties, Inc.

WestCoast Hospitality Corporation and its subsidiary WestCoast Bellevue Inn, Inc., are the sole members of the following limited liability company formed in the State of Washington:
         Bellevue Inn, LLC

WestCoast Hospitality Corporation is the sole general partner and approximately 97% owner of the following limited partnership formed in the State of Delaware:

         WestCoast Hospitality Limited Partnership

WestCoast Hospitality Limited Partnership is the direct or indirect sole member of the following limited liability companies formed in the State of Delaware:

         WHC803-M, LLC, which in turn is the sole member of WHC803, LLC; WHC804-M, LLC, which in turn is the sole member of WHC804, LLC WHC807-M, LLC, which in turn is the sole member of WHC807, LLC WHC809-M, LLC, which in turn is the sole member of WHC809, LLC WHC816-M, LLC, which in turn is the sole member of WHC816, LLC WHC817-M, LLC, which in turn is the sole member of WHC 817, LLC WHC818-M, LLC, which in turn is the sole member of WHC 818, LLC WHC820-M, LLC, which in turn is the sole member of WHC 820, LLC WHC821-M, LLC, which in turn is the sole member of WHC 821, LLC

Red Lion Hotels, Inc. is the direct or indirect sole member of the following limited liability companies formed in the State of Delaware:

         WHC831-M, LLC, which in turn is the sole member of WHC831, LLC WHC837-M, LLC, which in turn is the sole member of WHC837, LLC WHC839-M, LLC which in turn is the sole member of WHC839, LLC WHC840-M, LLC, which in turn is the sole member of WHC 840, LLC

Red Lion Properties, Inc. is the direct or indirect sole member of the following limited liability companies formed in the State of Delaware:

         WHC841-M, LLC, which in turn is the sole member of WHC841, LLC


Schedule 6.18
Insurance Matters

None

Schedule 7.14
Filing Jurisdictions*

Schedule 8.1
Permitted Liens

Account Number          Description                        Balance at 05/31/2003
(Long Term Debt)

050-2700-0000           Credit Facility - US Bank                     55,800,000

050-2740-0000           Bonds - Swanbeck                               1,851,400

050-2740-1000           Bonds - Olson                                  1,295,980

050-2740-2000           Bonds - Bashaw                                 1,295,980

050-2740-3000           Bonds - October                                  370,280

050-2740-4000           Bonds - Bellevue                                 370,280

070-2700-0000           Sterling Savings - Food Ct.                      463,334

070-2710-0000           Notes Payable - IDS                           10,981,584

160-2700-0000           Mort. Payable - Midland                        3,974,356

801-2700-0000           Mort. Payable - WA Mutual                      6,091,103

804-2700-0000           Notes Payable - Key Commercial                13,713,400

805-2710-0000           Industrial Rev. Bonds - WA Trust               5,321,591

808-2700-0000           Mort. Payable - Bank One                       1,290,024

809-2700-0000           Notes Payable - Midland                       35,222,384

812-2700-0000           Mort. Payable - WA Mutual                      2,299,086

813-2700-0000           Notes Payable - US Bank                        1,149,167

820-2700-0000           Notes Payable - Midland                        5,931,601

821-2700-0000           Notes Payable - Key Commercial                 6,660,794

822-2700-0000           Notes Payable - Bank of America                4,458,653

823-2700-0000           Notes Payable - Dupar (Seller)                 1,317,892

(Other)

070-2725-0000           LID Payable - Trolley                             18,413

075-2725-0000           LID Payable - Trolley                              6,122

805-2700-0000           Note Payable - Equity Land                       520,177

(Capital Leases)

809-2750-0000           Capital Lease - Met Life                         109,014

823-2750-0000           Capital Leases                                     3,508

857-2750-0000           Capital Lease - GE Capital                             0

Refinance debt referred to in Section 3.1                       To be determined


Schedule 8.5
Permitted Indebtedness

See Schedule 8.1


Schedule 8.8
Contingent Obligations

None


Schedule 11.2
Lending Offices, Addresses for Notices

The Borrower

WestCoast Hospitality, Limited Partnership
201 W. North River Drive
Spokane, Washington 99201
Attention: Chief Financial Officer
Telephone: (509) 459-6100
Facsimile: (509) 325-7324

The Agent

U.S. Bank National Association
1420 Fifth Avenue, Suite 1100
Seattle, Washington 98101
Attention: Cathryn S. Schalkle
Telephone: (206) 344-7845
Facsimile: (206) 344-2331

The Lenders (LIBOR and Domestic Lending Offices):

U.S. Bank National Association
1420 Fifth Avenue, Suite 1100
Seattle, Washington 98101
Attention: Cathryn S. Schalkle
Telephone: (206) 344-7845
Facsimile: (206) 344-2331

Exhibit A - Form of Compliance Certificate (SB031700281); Exhibit B - Form of Interest Rate Notice (SB031700282); Exhibit C - Form of Renewal Promissory Note (SB031700284); Exhibit D - Form of Legal Opinion of Borrower's Counsel Exhibit E - Form of Amendment to Deed of Trust (SB031700053); Exhibit F - Form of Assignment and Acceptance Agreement


Exhibit A
to Second Amended and Restated Credit Agreement

FORM OF COMPLIANCE CERTIFICATE

This Compliance Certificate is delivered pursuant to the Second Amended and Restated Credit Agreement, dated as of June 27, 2003 (together with all amendments, if any, from time to time made thereto, the "Credit Agreement"), WestCoast Hospitality, Limited Partnership (the "Borrower"), certain financial institutions parties thereto (the "Lenders") and U.S. Bank National Association, as administrative agent for the Lenders (together with any successors thereto, the "Agent"). Unless otherwise defined herein or the context otherwise requires, terms used herein or in any of the Attachments hereto have the meanings provided in the Credit Agreement.

The Borrower hereby certifies, represents and warrants that for the period (the "Computation Period") commencing on _________, ____ and ending on _________, ____ (such latter date being the "Computation Date") no Default or Event of Default has occurred and is continuing [except as disclosed below]. The Borrower hereby further certifies, represents and warrants that as of the Computation
Date:

(a) Recourse Funded Debt Ratio.
As of the end of the Computation Period for the four fiscal quarters then ended, the Recourse Funded Debt Ratio was ______.

(b) Fixed Charge Coverage Ratio.
As of the end of the Computation Period for the four fiscal quarters then ended, the Fixed Charge Coverage Ratio was _____.

IN WITNESS WHEREOF, the undersigned has caused this Compliance Certificate to be delivered by its Responsible Officer as of this ____ day of __________, ______.

WESTCOAST HOSPITALITY, LIMITED PARTNERSHIP

By: WestCoast Hospitality Corporation,
General Partner

By
Name:
Title:


FORM OF INTEREST RATE NOTICE

U.S. Bank National Association
1420 Fifth Avenue, Suite 1100
Seattle, Washington 98101
Attention: Cathryn S. Schalkle

Re: WestCoast Hospitality, Limited Partnership

Gentlemen and Ladies:

This Interest Rate Notice is delivered to you pursuant to Section 5.2(a) of the Second Amended and Restated Credit Agreement, dated as of June 27, 2003 (together with all amendments, if any, from time to time made thereto, the "Credit Agreement"), among WestCoast Hospitality, Limited Partnership, a Delaware limited partnership (the "Borrower"), certain financial institutions parties thereto (the "Lenders") and U.S. Bank National Association, as administrative agent for the Lenders (together with any successors thereto, the "Agent"). Unless otherwise defined herein or the context otherwise requires, terms used herein have the meanings provided in the Credit Agreement.

The Borrower hereby requests that on ________ __, ____ (the "Interest Rate Election Date"),

A. There be advanced to the Borrower $_________ in new Prime Rate Loans.

B. There be advanced to the Borrower $_________ in new LIBOR Rate Loans with Loan Periods as follows:

Amount          Loan Period
$_________      ________ months
$_________      ________ months

C. $_________ of Prime Rate Loans be converted to LIBOR Rate Loans with Loan Periods as follows:

Amount          Loan Period
$_________      ________ months
$_________      ________ months

D. $_________ of LIBOR Rate Loans with a Loan Period ending on ________ ___, ____ be converted to Prime Rate Loans.

E. $_________ of LIBOR Rate Loans with a Loan Period ending on ________ ___, ____ be continued as LIBOR Rate Loan(s) with Loan Periods as follows:

Amount          Loan Period
$_________      ________ months
$_________      ________ months

The Borrower hereby:

(a) certifies and warrants that (i) no Default or Event of Default has occurred and is continuing or will result from the Loans contemplated hereby; and
(ii) the representations and warranties in Article VI of the Credit Agreement are and shall be true and correct on and as of the date of this Notice with the same effect as if made on and as of the date of this Notice (except to the extent such representations and warranties expressly refer to an earlier date, in which case they were true and correct as of such earlier date); and

(b) agrees that if prior to the Interest Rate Election Date any matter certified to herein by it will not be true and correct at such time as if then made, it will immediately so notify the Agent.

Except to the extent, if any, that prior to the Interest Rate Election Date the Agent shall receive written notice to the contrary from the Borrower, each matter certified to herein shall be deemed to be certified as of the Interest Rate Election Date as if then made.

The Borrower has caused this Notice to be executed and delivered, and the certification and warranties contained herein to be made, by its Responsible Officer this ____ day of ___________, ____.

WESTCOAST HOSPITALITY, LIMITED PARTNERSHIP

By: WestCoast Hospitality Corporation,
General Partner

By:
Name:
Title:

Exhibit C
to Second Amended and Restated Credit Agreement

RENEWAL PROMISSORY NOTE

$4,000,000      June 27, 2003

FOR VALUE RECEIVED, the undersigned, WESTCOAST HOSPITALITY, LIMITED PARTNERSHIP, a Delaware limited partnership (the "Borrower"), promises to pay to the order of U.S. Bank National Association, as administrative agent (the "Agent") for the Lenders (as hereinafter defined), the principal sum of FOUR MILLION DOLLARS ($4,000,000) or so much thereof as advanced by the Lenders pursuant to that certain Second Amended and Restated Credit Agreement of even date herewith (together with all amendments and other modifications, if any, from time to time thereafter made thereto, the "Credit Agreement"), among the Borrower, U.S. Bank National Association, as administrative agent (the "Agent"), and the various financial institutions as are, or may from time to time become, parties thereto (the "Lenders"), on the Maturity Date.

The Borrower also promises to pay interest on the unpaid principal amount hereof from time to time outstanding from the date hereof until maturity (whether by acceleration or otherwise) and, after maturity, until paid, at the rates per annum and on the dates specified in the Credit Agreement.

Payments of both principal and interest are to be made in lawful money of the United States of America in same day or immediately available funds to the account designated by the Agent pursuant to the Credit Agreement.

This Note is the Note referred to in, and evidences Indebtedness incurred under, the Credit Agreement, to which reference is made for a description of the security for this Note and for a statement of the terms and conditions on which the Borrower is permitted and required to make prepayments and repayments of principal of the Indebtedness evidenced by this Note and on which such Indebtedness may be declared to be immediately due and payable. Unless otherwise defined, terms used herein have the meanings provided in the Credit Agreement.

All parties hereto, whether as makers, endorsers, or otherwise, severally waive presentment for payment, demand, protest and notice of dishonor.

THIS NOTE SHALL BE DEEMED TO BE A CONTRACT MADE UNDER AND GOVERNED BY THE INTERNAL LAWS OF THE STATE OF WASHINGTON.

WESTCOAST HOSPITALITY, LIMITED PARTNERSHIP

By: WestCoast Hospitality Corporation,
General Partner

By

Title


Exhibit D
Form of Legal Opinion of Borrower's Counsel

US Bank National Association, as Agent for Lenders
1420 Fifth Avenue, 11th Floor
Seattle, WA 98101

Attention: Cathy Schalkle

Subject: Second Amended and Restated Credit Agreement


Exhibit E
Form of Amendment to Deed of Trust

Return Address:
U.S. Bank National Association
1420 Fifth Avenue, Suite 1100
Seattle, Washington 98101
Attention:  Cathryn S. Schalkle



AMENDMENT TO DEED OF TRUST

The deed of trust, assignment of leases and rents, security agreement, and fixture filing described below ("Deed of Trust") encumbering certain real property in ____________ County, ___________, is hereby amended as set forth herein:

Grantor: ______________________________

Grantee/Trustee: U.S. Bank Trust Company, National Association

Grantee/Beneficiary: U.S. Bank National Association, as agent for the lenders under the amended and restated credit agreement dated as of December 29, 1999 (together with all amendments, modifications, supplements and exhibits thereto, the "Credit Agreement").

Recording No. of Document Amended: __________________.

1. The Deed of Trust is hereby amended to reflect that the Credit Agreement has been amended and restated by that certain second amended and restated credit agreement of even date herewith.

2. Except as specifically provided for herein, all of the terms and conditions of the Deed of Trust shall remain in full force and effect.


IN WITNESS WHEREOF, Grantor and Beneficiary have executed this amendment to deed of trust as of June 27, 2003.

Grantor:

By
Name:
Title:


Beneficiary:

U.S. BANK NATIONAL ASSOCIATION, as Agent

By
Name:
Title:

STATE OF WASHINGTON                   )
                                      ) ss.
COUNTY OF KING                        )

On this ____ day of ____________, 2003, before me, the undersigned, a Notary Public in and for the State of Washington, duly commissioned and sworn, personally appeared Richard Barbieri, to me known to be the person who signed as _______________________________ of _______________________________, the
_________________________ that executed the within and foregoing instrument, and acknowledged said instrument to be the free and voluntary act and deed of said corporation as general partner of said ______________________ for the uses and purposes therein mentioned, and on oath stated that he was duly elected, qualified and acting as said officer of the ___________________, that he was authorized to execute said instrument, that the seal affixed, if any, is the corporate seal of said corporation, and that said corporation was authorized to execute said instrument on behalf of said ____________________.

IN WITNESS WHEREOF I have hereunto set my hand and official seal the day and year first above written.

(Signature of Notary)

(Print or stamp name of Notary)

NOTARY PUBLIC in and for the State of Washington, residing at .
My Commission Expires: .

STATE OF WASHINGTON                   )
                                      ) ss.
COUNTY OF KING                        )

On this _______________, 2003, before me, the undersigned, a Notary Public in and for the State of Washington, duly commissioned and sworn, personally appeared _______________________, to me known to be the person who signed as ____________________ of U.S. BANK NATIONAL ASSOCIATION, the national banking association that executed the within and foregoing instrument, and acknowledged said instrument to be the free and voluntary act and deed of said national banking association for the uses and purposes therein mentioned, and on oath stated that he was authorized to execute said instrument on behalf of the national banking association.

IN WITNESS WHEREOF I have hereunto set my hand and official seal the day and year first above written.

(Signature of Notary)

(Print or stamp name of Notary)

NOTARY PUBLIC in and for the State
of Washington, residing at .
My Appointment Expires: .


EXHIBIT F
to Second Amended and Restated Credit Agreement

FORM OF ASSIGNMENT AND ACCEPTANCE AGREEMENT

Reference is made to the Second Amended and Restated Credit Agreement, dated as of June 27, 2003 (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), among WestCoast Hospitality, Limited Partnership ("Borrower"), U.S. Bank National Association, as Administrative Agent ("Administrative Agent"), and the other financial institutions party hereto. Unless otherwise defined herein, terms defined in the Credit Agreement and used herein shall have the meanings given to them in the Credit Agreement.

The Assignor  named on Schedule I  (the  "Assignor")  and the Assignee  named on
Schedule I (the "Assignee") agree as follows:

The Assignor hereby irrevocably sells and assigns to the Assignee without recourse to the Assignor, and the Assignee hereby irrevocably purchases and assumes from the Assignor without recourse to the Assignor, as of the Effective Date (as defined below), the Pro Rata Share specified in Schedule I (the "Assigned Interest") in the rights and obligations under the Credit Agreement with respect to the facility described in Schedule I.

The Assignor (a) makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Credit Agreement or any other instrument or document furnished pursuant thereto or with respect to the execution, legality, validity, enforceability, genuiness, sufficiency or value of the Credit Agreement or any other instrument or document furnished pursuant thereto, other than that the Assignor has not created any adverse claim upon the Assigned Interest and that such Assigned Interest is free and clear of any such adverse claim; and (b) makes no representation or warranty and assumes no responsibility with respect to the financial condition of Borrower or any of its Subsidiaries or the performance or observance by Borrower of any of its obligations under the Credit Agreement or any other instrument or document furnished pursuant thereto.

The Assignee (a) represents and warrants that it is legally authorized to enter into this Assignment and Acceptance; (b) confirms that it has received a copy of the Credit Agreement, together with copies of the most recent financial statements referred to in the Section 7.1 of the Credit Agreement and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment and Acceptance; (c) agrees that it will, independently and without reliance upon the Assignor, the Administrative Agent or any other Lender or the Agent and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Credit Agreement or any other instrument or document furnished pursuant hereto or thereto; (d) appoints and authorizes the Administrative Agent to take such action as agent on its behalf and to exercise such powers and discretion under the Credit Agreement and any other instrument or document furnished pursuant hereto or thereto as are delegated to the Administrative Agent by the terms thereof, together with such powers as are incidental thereto; and (e) agrees that it will be bound by the provisions of the Credit Agreement and will perform in accordance with its terms all the obligations which by the terms of the Credit Agreement are required to be performed by it as a Lender, including,
(i) if it is organized under the laws of a jurisdiction outside the United States, its obligation pursuant to Section 10.10 of the Credit Agreement and
(ii) if it is not already a Lender, its obligation to deliver a written agreement for the express benefit of the Borrower pursuant to Section 11.8 of the Credit Agreement.

The effective date of this  Assignment  and Acceptance  shall be as specified on
Schedule I (the "Effective Date"). Following the execution of this Assignment and Acceptance, by Assignor and Assignee, it will be delivered to the Administrative Agent and the Borrower for acceptance by them and recording by the Administrative Agent pursuant to the Credit Agreement, effective as of the Effective Date (which shall not, unless otherwise agreed to by the Administrative Agent, be earlier than five Business Days after the execution hereof).

Upon such acceptance and recording, from and after the Effective Date, the Administrative Agent shall make all payments in respect of the Assigned Interest (including payments of principal, interest, fees and other amounts) to the Assignee. The Assignor and the Assignee shall make all appropriate adjustments in payments by the Administrative Agent for periods prior to the Effective Date or with respect to the making of this assignment directly between themselves.

From and after the Effective Date, (a) the Assignee shall be a party to the Credit Agreement and, to the extent provided in this Assignment and Acceptance, have the rights and obligations of a Lender thereunder and shall be bound by the provisions thereof and (b) the Assignor shall, to the extent provided in this Assignment and Acceptance, relinquish its rights and be released from its obligations under the Credit Agreement (other than any such rights which expressly survive the termination thereof).

This Assignment and Acceptance shall be governed by and construed in accordance with the laws of the State of Washington.

IN WITNESS WHEREOF, the parties hereto have caused this Assignment and Acceptance to be executed as of the date first above written by their respective duly authorized officers on Schedule I hereto.

SCHEDULE I

TO ASSIGNMENT AND ACCEPTANCE RELATING TO THE SECOND AMENDED AND RESTATED CREDIT AGREEMENT, DATED AS OF JUNE 27, 2003 AMONG WESTCOAST HOSPITALITY, LIMITED PARTNERSHIP, U.S. BANK NATIONAL ASSOCIATION, AS ADMINISTRATIVE AGENT IN SUCH CAPACITY, THE "ADMINISTRATIVE AGENT"), AND THE OTHER FINANCIAL INSTITUTIONS PARTY HERETO.

Name of Assignor: _____________________________________________
Name of Assignee: _____________________________________________
Effective Date of Assignment:  ___________  __,  _______
Commitment  Percentage
Assigned: ____%

The terms set forth above and in the  Assignment  and  Acceptance  to which this
Schedule I is attached are hereby agreed to:

as Assignor


By:
Its:

,
as Assignee


By:
Its:

ASSIGNMENT ACKNOWLEDGED AND
CONSENTED TO:

WESTCOAST HOSPITALITY, LIMITED
PARTNERSHIP, as the Borrower

By:      WestCoast Hospitality Corporation,
         General Partner

         By:
         Its:

U.S. BANK NATIONAL ASSOCIATION,
as Administrative Agent

By:
Its:

Exhibit 10.3

PROMISSORY NOTE

Date of Note:         Effective as of June 27, 2003
Note Amount:          $5,100,000.00


THIS PROMISSORY NOTE (this "Note"), is made by WHC807, LLC, a Delaware limited liability company ("Borrower"), having an address at c/o WestCoast Hospitality Corporation, 201 W. North River Drive, Suite 100, Spokane, Washington 99201,
Attention: Chief Financial Officer, to and in favor of COLUMN FINANCIAL, INC., a Delaware corporation ("Lender"), having an address at 11 Madison Avenue, 5th Floor, New York, New York 10010-3629, Attention: Edmund Taylor.

NOW, THEREFORE, FOR VALUE RECEIVED, Borrower unconditionally promises to pay to the order of Lender, without any counterclaim, setoff or deduction whatsoever, on the Maturity Date (as hereinafter defined), at the office of Lender, or at such other place as Lender may designate to Borrower in writing from time to time, the principal sum of FIVE MILLION ONE HUNDRED THOUSAND AND NO/100 DOLLARS ($5,100,000.00), together with interest on so much thereof as is from time to time outstanding and unpaid, from the date of the advance of the principal evidenced hereby, at the rate of 6.70% per annum (the "Note Rate"), in lawful money of the United States of America, which shall at the time of payment be legal tender in payment of all debts and dues, public and private.

ARTICLE I - TERMS AND CONDITIONS

1.1      Payment of Principal and Interest.
(a) Said  interest  shall be computed  hereunder  based on a three hundred sixty
(360) day year and paid for the actual number of days elapsed for any whole or partial month in which interest is being calculated. In computing the number of days during which interest accrues, the day on which funds are initially advanced shall be included regardless of the time of day such advance is made, and the day on which funds are repaid shall be included unless repayment is credited prior to close of business. Payments in federal funds immediately available in the place designated for payment received by Lender prior to 2:00 p.m. local time at said place of payment on a day in which Lender is open for business shall be credited prior to close of business, while other payments may, at the option of Lender, not be credited until immediately available to Lender in federal funds in the place designated for payment prior to 2:00 p.m. local time at said place of payment on a day on which Lender is open for business. Such principal and interest shall be payable in equal consecutive monthly installments of $35,075.63 each, beginning on August 11, 2003 (the "First P&I Date"), and continuing on the eleventh (11th) day of each and every month (each a "Payment Date") thereafter through and including July 11, 2013 (the "Maturity Date"), at which time the entire outstanding principal balance hereof, together with all accrued but unpaid interest thereon, shall be due and payable in full. Each such monthly installment shall be applied first to the payment of accrued interest and then to reduction of principal.

(b) If the advance of the principal amount evidenced by this Note is made on a date other than the eleventh (11th) day of a calendar month, then Borrower shall pay to Lender contemporaneously with the execution hereof interest at the Note Rate as follows: (a) if the advance of the principal amount evidenced by this
Note is made prior to the eleventh (11th) day of a calendar month, then Borrower shall pay to Lender contemporaneously with the execution hereof interest at the Note Rate for a period from the date of such advance through and including the tenth (10th) day of the calendar month in which this Note is funded or (b) if the advance of the principal amount evidenced by this Note is made after the eleventh (11th) day of a calendar month, then Borrower shall pay to Lender contemporaneously with the execution hereof interest at the Note Rate for a period from the date of such advance through and including the tenth (10th) day of the first calendar month following the month in which this Note is funded. Each subsequent interest accrual period shall commence on the eleventh (11th) day of each calendar month during the term of the Note and shall end on and include the tenth (10th) day of the next occurring calendar month. For purposes of making payments hereunder, but not for purposes of calculating interest accrual periods, if the day on which such payment is due is not a Business Day (as defined in the Mortgage), then amounts due on such date shall be due on the immediately preceding Business Day.

1.2      Prepayment.
(a) Except as specifically provided otherwise herein, this Note may not be prepaid, either in whole or part, provided, however, Borrower shall have the right and option to have the Property (as hereinafter defined) released from the lien of the Yakima Mortgage (as hereinafter defined) in accordance with the terms and conditions of the Defeasance provisions set forth in Section 1.35 of the Yakima Mortgage. This Note may be prepaid in whole but not in part at any time after the date three (3) months prior to the Maturity Date (the "Lockout Expiration Date"), provided (i) written notice of such prepayment is received by Lender not more than sixty (60) days and not less than thirty (30) days prior to the date of such prepayment, (ii) such prepayment is made on a Payment Date (or, if such prepayment is not received on a Payment Date, interest is paid through the tenth (10th) day of such calendar month if such prepayment is received on or prior to the tenth (10th) day of a calendar month or interest is paid through the tenth (10th) day of the calendar month following the month in which the prepayment is received if prepayment is received after the eleventh (11th) day of such calendar month) and is accompanied by all interest accrued hereunder and all other sums due hereunder or under the other Loan Documents (as hereinafter defined), and (iii) the Other Loans (as defined in the Yakima Mortgage) are simultaneously paid in full.

(b)
(1) If prior to the Lockout  Expiration Date and following the occurrence of any default beyond any applicable notice and/or grace period, Borrower shall tender payment of an amount sufficient to satisfy all of the indebtedness evidenced by this Note and the other Loan Documents, Borrower shall pay, in addition to the amounts payable hereunder and under the other Loan Documents, a prepayment fee in an amount equal to Required Yield Maintenance plus one-half of one percent (.5%) of the principal amount being prepaid. For purposes hereof, "Prepayment Date" shall mean the date any such prepayment hereunder is received by Lender. For purposes hereof, "Required Yield Maintenance" shall mean an amount equal to the greater of (A) the present value as of the Prepayment Date of the remaining scheduled payments of principal and interest from the Prepayment Date through the Maturity Date (including an amount equal to the outstanding principal balance of the Note on such date) determined by discounting such payments at the Discount Rate (as hereinafter defined) less the amount of principal being prepaid or (B) one percent (1%) of the outstanding principal balance of the Note as of the Prepayment Date. The "Discount Rate" is the rate which, when compounded monthly, is equivalent to the Treasury Rate (as hereinafter defined), when compounded semi-annually. The "Treasury Rate" is the yield calculated by the linear interpolation of the yields, as reported in the Federal Reserve Statistical Release H.15 Selected Interest Rates (the "Release") under the heading "U.S. government securities", and the subheading "Treasury constant maturities" for the week ending prior to the Prepayment Date, of U.S. Treasury constant maturities with maturity dates (one longer and one shorter) most nearly approximating the Maturity Date. In the event the Release is no longer published, Lender shall select a comparable publication to determine the Treasury Rate in its reasonable discretion. Lender shall not be obligated to accept any prepayment of the principal balance of this Note unless it is accompanied by the prepayment consideration due in connection therewith. If prior to the Lockout Expiration Date Lender exercises its option to declare the entire unpaid principal balance due and payable and/or causes to be recorded a notice of default in accordance with Washington law (or any applicable statute or law) following the occurrence of a default, there shall be due and payable, in addition to the unpaid principal balance, accrued interest and any other sums due hereunder or under any of the other Loan Documents, a prepayment fee computed as provided above in this Section 1.2.

(2) In the event that any prepayment fee is due hereunder, Lender shall deliver to Borrower a statement setting forth the amount and determination of the prepayment fee. Lender shall not be obligated or required to have actually reinvested the prepaid principal balance at the Treasury Rate or otherwise as a condition to receiving the prepayment fee. No prepayment fee or premium shall be due or payable in connection with any prepayment of the indebtedness evidenced by this Note made after the Lockout Expiration Date, or upon prepayment resulting from application of insurance or condemnation proceeds as provided in the Yakima Mortgage at any time during the loan term. With regard to any prepayment made hereunder (except for a prepayment resulting from the application of condemnation or insurance proceeds), if prior written notice required in Section 1.2(a)(i) above has not been received by Lender, the prepayment shall be increased by an amount equal to the lesser of (x) thirty
(30) days' unearned interest computed on the outstanding principal balance of this Note so prepaid and (y) unearned interest computed on the outstanding principal balance of this Note so prepaid for the period from, and including, the date of prepayment through the Maturity Date.

(c) Full or partial prepayments of this Note shall be permitted in order to apply insurance or condemnation proceeds in accordance with the terms of the Yakima Mortgage, in which event no prepayment fee or premium shall be due. Any such prepayment of principal shall be applied on the next succeeding Payment Date following Lender's receipt of such insurance or condemnation proceeds and determination to apply such sums against the outstanding principal balance of this Note in accordance with the terms of the Yakima Mortgage. No notice of prepayment shall be required under the circumstances specified in this
Section 1.2(c). In the event an application of insurance or condemnation proceeds in accordance with the terms hereof result in a partial prepayment of this Note, the monthly installment of interest and principal set forth in
Section 1.1 of this Note shall be recomputed at the Note Rate and the outstanding principal balance of this Note remaining following such application, based upon an amortization schedule of twenty-five (25) years less the period
(A) from the eleventh (11th) day of the calendar month in which the advance of the principal amount evidenced by this Note is made to the date of the application of such proceeds if the advance hereunder is made on or prior to the eleventh (11th) day of a calendar month or (B) from the eleventh (11th) day of the calendar month following the date of the advance hereunder to the date of the application of such proceeds if the advance hereunder is made after the eleventh (11th) day of a calendar month. Except as authorized pursuant to this
Section 1.2(c), partial prepayments of this Note shall not be permitted. No principal amount repaid may be reborrowed.

(d) Except as otherwise expressly provided in this Section 1.2, the prepayment fees provided above shall be due, to the extent permitted by applicable law, under any and all circumstances where all or any portion of this Note is paid prior to the Maturity Date, whether such prepayment is voluntary or involuntary, even if such prepayment results from Lender's exercise of its rights upon Borrower's default hereunder and acceleration of the Maturity Date of this Note (irrespective of whether foreclosure proceedings have been commenced), and shall be in addition to any other sums due hereunder or under any of the other Loan Documents. No tender of a prepayment of this Note with respect to which a prepayment fee is due shall be effective unless such prepayment is accompanied by the prepayment fee. Borrower acknowledges that, in establishing the Note Rate, Lender has assumed and taken into account the fact that the loan evidenced hereby will not be prepaid (other than at the times, and on the terms, herein provided) and that there will be no prohibited transfer of the Property or any other event which would cause Lender to accelerate the Maturity Date. The provisions hereof relating to Borrower's payment of a premium in the event of an acceleration are intended to compensate Lender in the event that this assumption proves to be incorrect.

(e) If at any time following the third (3rd) anniversary of the First P&I Date, Borrower is unable to exercise its right to Defeasance on a specified Release Date as set forth in Section 1.35(f) of the Yakima Mortgage, then Borrower may prepay this Note on the specified Release Date; provided, however, any such permitted prepayment made on or prior to the Lockout Expiration Date must be accompanied with the Required Yield Maintenance. Any permitted prepayment made pursuant to this Section 1.2(e) is subject to the requirements of Section 1.2(a)(i)-(iii) and Section 1.2(b)(2) of this Note; provided, however, Borrower shall not be required to pay any prepayment penalty or fee other than the Required Yield Maintenance (as defined in Section 1.2(b) above).

1.3      Security.
The indebtedness evidenced by this Note and the obligations created hereby are secured by, among other things, (i) those ten (10) certain deeds of trust (collectively, the "Mortgage") more particularly described on Schedule A attached hereto and incorporated herein by this reference; and (ii) those ten
(10) certain assignments of leases and rents (collectively, the "Assignment"), more particularly described on Schedule B attached hereto and incorporated herein by this reference. The Mortgage, the Assignment, that certain Cash Management Agreement of even date herewith, together with this Note, any indemnity and guaranty agreement, any hazardous substances indemnity agreement, and such other agreements, documents and instruments, together with any and all renewals, modifications, amendments, restatements, consolidations, substitutions, replacements, and extensions and modifications thereof, are herein referred to collectively as the "Loan Documents". All of the terms and provisions of the Loan Documents are incorporated herein by reference. Some of the Loan Documents are to be filed for record on or about the date hereof in the appropriate public records. Notwithstanding anything to the contrary contained herein or elsewhere in any of the other Loan Documents, the liens created by the Other Mortgages (as defined on Schedule A hereto) and the Other Assignments (as defined on Schedule B hereto) shall no longer secure the Borrower's obligations under this Note, upon Borrower's satisfaction of the terms of Section 1.39 of the Yakima Mortgage.

1.4      Default.
It is hereby expressly agreed that if any sum payable under this Note is not paid on or before the date such payment is due, or should any other default occur under any of the Loan Documents which is not cured within any applicable grace or cure period, including without limitation, any sale, transfer, conveyance or other violation of the terms of Section 1.13 of the Mortgage (unless Lender has previously expressly accepted a cure of such default), then a default shall exist hereunder, and in such event the indebtedness evidenced hereby, including all sums advanced or accrued hereunder or under any other Loan Document, and all unpaid interest accrued thereon, shall, at the option of Lender and without notice to Borrower, at once become due and payable and may be collected forthwith, whether or not there has been a prior demand for payment and regardless of the stipulated Maturity Date; provided, however, if a default hereunder results from the nonpayment of any sum payable under the Note, the indebtedness evidenced hereby shall not become subject to acceleration as described herein unless such sum is not received within five (5) days of the date such payment is due (provided, however, there shall be no grace period for the payment of principal and interest due on the Maturity Date). In the event that any installment payment is not received by Lender on the date when due (i.e., without application of any 5-day or other grace period), then in addition to any default interest payments due hereunder, Borrower shall also pay to Lender a late charge in an amount equal to five percent (5.0%) of the amount of such overdue installment payment. The foregoing late charge, however, shall not be assessed in connection with (i) any amounts which become due as a result of Lender's exercise of its acceleration rights hereunder, or (ii) the balance of the principal amount which becomes due on the Maturity Date. So long as any default exists hereunder, regardless of whether or not there has been an acceleration of the indebtedness evidenced hereby, and at all times after maturity of the indebtedness evidenced hereby (whether by acceleration or otherwise), interest shall accrue on the outstanding principal balance of this Note at a rate per annum equal to five percent (5.0%) plus the interest rate which would be in effect hereunder absent such default or maturity, or if such increased rate of interest may not be collected under applicable law, then at the maximum rate of interest, if any, which may be collected from Borrower under applicable law (the "Default Interest Rate"), and such default interest shall be immediately due and payable. Borrower acknowledges that it would be extremely difficult or impracticable to determine Lender's actual damages resulting from any late payment or default, and such late charges and default interest are reasonable estimates of those damages and do not constitute a penalty. The remedies of Lender in this Note or in the other Loan Documents, or at law or in equity, shall be cumulative and concurrent, and may be pursued singly, successively or together, in Lender's discretion. Time is of the essence of this Note. In the event either party seeks to enforce its rights under this Note in any lawsuit or similar proceeding, the substantially prevailing party shall be entitled to recover from the other party all costs and expenses incurred by such prevailing party, including, but not limited to, reasonable attorneys' fees.

1.5      Exculpation.
Notwithstanding anything in the Loan Documents to the contrary, but subject to the qualifications hereinbelow set forth, Lender agrees that (i) Borrower shall be liable upon the indebtedness evidenced hereby and for the other obligations arising under the Loan Documents to the full extent (but only to the extent) of the security therefor and any rents and leases assigned to Lender, the same being all properties (whether real or personal), rights, estates and interests now or at any time hereafter securing the payment of this Note and/or the other obligations of Borrower under the Loan Documents pursuant to the Yakima Mortgage or Yakima Assignment (collectively, the "Property"), and any interest of Lender as assignee under any assignment of rents and/or leases, (ii) if default occurs in the timely and proper payment of all or any part of such indebtedness evidenced hereby or in the timely and proper performance of the other obligations of Borrower under the Loan Documents, any proceedings brought by Lender against Borrower shall be limited to the preservation, enforcement and foreclosure, or any thereof, of the liens, security titles, estates, assignments, rights and security interests now or at any time hereafter securing the payment of this Note and/or the other obligations of Borrower under the Loan Documents, and exercise of power of sale and/or other rights granted under the Mortgage and the exercise of any rights set forth in the Mortgage or any other instrument given to secure this Note, or in any assignment of rents and leases contained in the Mortgage or in any separate instrument affecting the Property or other collateral and given in connection with this Note and confirmation of any sale under power of sale, and no attachment, execution or other writ of process shall be sought, issued or levied upon any assets, properties or funds of Borrower or its general or limited partners other than the Property except with respect to the liability described in items (a) through (j) below in this section, and (iii) in the event of a foreclosure or enforcement of such liens, security titles, estates, assignments, rights or security interests securing the payment of this Note and/or the other obligations of Borrower under the Loan Documents, whether by judicial proceedings or exercise of power of sale, no judgment for any deficiency upon the indebtedness evidenced hereby shall be sought or obtained by Lender against Borrower, except with respect to the liability described in items (a) through (j) below in this section. Notwithstanding the foregoing provisions of this section, Borrower shall be fully and personally liable and subject to legal action for any damages incurred by Lender as a result of the following:

(a) for proceeds paid to, and received by, Borrower under any insurance policies (or paid as a result of any other claim or cause of action against any person or entity) by reason of damage, loss or destruction to all or any portion of the Property, to the full extent of such proceeds not previously delivered to Lender, but which, under the terms of the Loan Documents, should have been delivered to Lender;

(b) for proceeds or awards paid to, and received by, Borrower resulting from the condemnation or other taking in lieu of condemnation of all or any portion of the Property to the full extent of such proceeds or awards not previously delivered to Lender, but which, under the terms of the Loan Documents, should have been delivered to Lender;

(c) for all tenant security deposits or other refundable deposits paid to or held by Borrower in connection with leases of all or any portion of the Property which are not applied in accordance with the terms of the applicable lease or other agreement or delivered to Lender;

(d) for rent and other payments received by Borrower from tenants under leases of all or any portion of the Property paid more than one (1) month in advance which are not either applied to the ordinary and necessary expenses of owning and operating the Property, paid to Lender or otherwise applied against Borrower's obligations hereunder or under the Loan Documents;

(e) for rents, issues, profits and revenues of all or any portion of the Property received by Borrower after Borrower's receipt of any notice of default from Lender hereunder or under the Loan Documents in the event of any default by Borrower hereunder or thereunder provided that (i) Borrower does not cure same in accordance with the terms of the applicable loan documents, (ii) Lender does not otherwise waive such default, or (iii) such sums are not either (x) applied to the ordinary and necessary expenses of owning and operating the Property,
(y) paid to Lender or (z) otherwise applied against Borrower's obligations hereunder or under the other Loan Documents including the payment of debt service;

(f) for damage to the Property as a result of the intentional misconduct or gross negligence of Borrower or any of its principals, officers, managers, members, or general partners, or any guarantor or any indemnitor, or any agent or employee of any such persons, or any removal of all or any portion of the Property by such persons in violation of the terms of the Loan Documents, to the full extent of the losses or damages actually incurred by Lender on account of such damage or removal;

(g) for Borrower's failure to pay any valid taxes, assessments, mechanic's liens, materialmen's liens or other claims which could create liens on any portion of the Property, accruing prior to the date Lender acquires actual possession and control of the Property, which would be superior to the lien or security title of the Yakima Mortgage or the other Loan Documents, to the full extent of the amount claimed by any such lien claimant; provided, however, Borrower shall have no liability for taxes, assessments or liens (i) which accrue during any period of time when Borrower is not in effective receipt or control of the revenue from the Property due to a receivership, foreclosure or other remedial action by Lender, (ii) to the extent of the funds provided by Borrower into the Impound Account (as defined in Section 1.6 of the Yakima Mortgage) to pay such taxes and assessments, or (iii) for which there were inadequate revenue from the Property to pay after taking into account all sums due and paid Lender during such period and all ordinary and reasonable operating expenses paid during such period (but without taking into account any distributions to members or owners of Borrower),

(h) breach of any obligation or indemnity of Borrower under the Hazardous Substances Indemnity Agreement of even date made by Borrower and WestCoast Hospitality Corporation, a Washington corporation, or Section 1.30 of the Mortgage;

(i) for fraud or material misrepresentation by Borrower or any of its principals, officers, managers, members or general partners, any guarantor, any indemnitor or any agent, employee or other person authorized to make statements or representations on behalf of Borrower, any principal, officer, manager, member or general partner of Borrower, or any guarantor or any indemnitor, to the full extent of any losses, damages and expenses of Lender on account thereof; and

(j) for any amounts paid under commercial leases (e.g., restaurants, gift shops, etc.) containing early lease termination options or otherwise paid by any commercial tenant(s) in consideration of an early termination of any lease and not delivered to Lender to be held in accordance with the Yakima Mortgage.

References herein to particular sections of the Loan Documents shall be deemed references to such sections as affected by other provisions of the Loan
Documents relating thereto. Nothing contained in this section shall (1) be deemed to be a release or impairment of the indebtedness evidenced by this Note or the other obligations of Borrower under the Loan Documents or the lien of the Loan Documents upon the Property, or (2) preclude Lender from foreclosing under the Loan Documents in case of any default or from enforcing any of the other rights of Lender except as stated in this section, or (3) limit or impair in any way whatsoever the Indemnity and Guaranty Agreement or the Hazardous Substances Indemnity Agreement, each of even date herewith executed and delivered in connection with the indebtedness evidenced by this Note or release, relieve, reduce, waive or impair in any way whatsoever, any obligation of any party to such Indemnity and Guaranty Agreement or Hazardous Substances Indemnity Agreement.

Notwithstanding anything to the contrary in this Note or any of the other Loan Documents, Lender shall not be deemed to have waived any right which Lender may have under Section 506(a), 506(b), 1111(b) or any other provisions of the U.S. Bankruptcy Code to file a claim for the full amount of the indebtedness evidenced by this Note and the other obligations of Borrower under the Loan Documents or to require that all collateral shall continue to secure all of such indebtedness and obligations.

ARTICLE II - GENERAL CONDITIONS

2.1      No Waiver;  Amendment.
No failure to accelerate the debt evidenced hereby by reason of default hereunder, acceptance of a partial or past due payment, or indulgences granted from time to time shall be construed (i) as a novation of this Note or as a waiver of such right of acceleration or of the right of Lender thereafter to insist upon strict compliance with the terms of this Note in the event of an occurrence of a later default, or (ii) to prevent the exercise of such right of acceleration or any other right granted hereunder or under any other Loan Document or by any applicable laws in the event of an occurrence of a later default; and Borrower hereby expressly waives the benefit of any statute or rule of law or equity now provided, or which may hereafter be provided, which would produce a result contrary to or in conflict with the foregoing. No extension of the time for the payment of this Note or any installment due hereunder, or release of any party, made by agreement with any person now or hereafter liable for the payment of this Note shall operate to release, discharge, modify, change or affect the original liability of Borrower under this Note, either in whole or in part unless Lender agrees otherwise in writing. This Note may not be changed orally, but only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification or discharge is sought.

2.2      Waivers.
Presentment for payment, demand, protest and notice of demand, protest and nonpayment, notice of intent to accelerate maturity, notice of acceleration of maturity and all other notices are hereby waived by Borrower. Borrower hereby further waives and renounces, to the fullest extent permitted by law, all rights to the benefits of any statute of limitations and any moratorium, reinstatement, marshalling, forbearance, valuation, stay, extension, redemption, appraisement, exemption and homestead now or hereafter provided by the Constitution and laws of the United States of America and of each state thereof, both as to itself and in and to all of its property, real and personal, against the enforcement and collection of the obligations evidenced by this Note or the other Loan Documents.

2.3      Limit of Validity.
The provisions of this Note and of all agreements between Borrower and Lender, whether now existing or hereafter arising and whether written or oral, including, but not limited to, the Loan Documents, are hereby expressly limited so that in no contingency or event whatsoever, whether by reason of demand or acceleration of the maturity of this Note or otherwise, shall the amount paid, or agreed to be paid to Lender for the use, forbearance, retention or detention of the money loaned under this Note and related indebtedness exceed the maximum amount permissible under applicable law. If, from any circumstance whatsoever (including, without limitation, the receipt of any late charge or similar amount), performance or fulfillment of any provision hereof or of any agreement between Borrower and Lender shall, at the time performance or fulfillment of such provision shall be due, exceed the limit for interest prescribed by law or otherwise transcend the limit of validity prescribed by applicable law, then ipso facto the obligation to be performed or fulfilled shall be reduced to such limit and if, from any circumstance whatsoever, Lender shall ever receive anything of value deemed interest by applicable law in excess of the maximum lawful amount, an amount equal to any excessive interest shall be applied to the reduction of the principal balance owing under this Note in the inverse order of its maturity (whether or not then due) or at the option of Lender be paid over to Borrower, and not to the payment of interest. All interest (including any amounts or payments deemed to be interest) contracted for, charged, taken, reserved, paid or agreed to be paid to Lender shall, to the extent permitted by applicable law, be amortized, prorated, allocated and spread throughout the full term of this Note, including any extensions or renewals hereof, until payment in full of the principal balance of this Note so that the interest thereof for such full period will not exceed at any time the maximum amount permitted by applicable law. This Section 2.3 will control all agreements between Borrower and Lender.

2.4      Use of Funds.
Borrower hereby warrants, represents and covenants that no funds disbursed hereunder shall be used for personal, family, household or agricultural purposes.

2.5      Unconditional  Payment.
Except as specifically provided herein, Borrower is and shall be obligated to pay principal, interest and any and all other amounts which become payable hereunder or under the other Loan Documents absolutely and unconditionally and without any abatement, postponement, diminution or deduction and without any reduction for counterclaim or setoff. In the event that at any time any payment received by Lender hereunder shall be deemed by a court of competent jurisdiction to have been a voidable preference or fraudulent conveyance under any bankruptcy, insolvency or other debtor relief law, then the obligation to make such payment shall survive any cancellation or satisfaction of this Note or return thereof to Borrower and shall not be discharged or satisfied with any prior payment thereof or cancellation of this Note, but shall remain a valid and binding obligation enforceable in accordance with the terms and provisions hereof, and such payment shall be immediately due and payable upon demand.

2.6      Further  Assurances.
Borrower shall execute and acknowledge (or cause to be executed and acknowledged) and deliver to Lender all reasonable documents, and take all reasonable actions, reasonably required by Lender from time to time to confirm the rights created under this Note and the other Loan Documents, to protect and further the validity, priority and enforceability of this Note and the other Loan Documents, to subject to the Loan Documents any property of Borrower intended by the terms of any one or more of the Loan Documents to be encumbered by the Loan Documents, or otherwise carry out the purposes of the Loan Documents and the transactions contemplated thereunder; provided, however, that no such further actions, assurances and confirmations shall increase, modify or change Borrower's obligations under this Note or under the other Loan Documents.

2.7      Submission to Jurisdiction; Waiver of Jury Trial.

(1) BORROWER, TO THE FULL EXTENT PERMITTED BY LAW, HEREBY KNOWINGLY, INTENTIONALLY AND VOLUNTARILY, WITH AND UPON THE ADVICE OF COMPETENT COUNSEL,
(A) SUBMITS TO PERSONAL JURISDICTION IN THE STATE WHERE THE PROPERTY IS LOCATED OVER ANY SUIT, ACTION OR PROCEEDING BY ANY PERSON ARISING FROM OR RELATING TO THIS NOTE, (B) AGREES THAT ANY SUCH ACTION, SUIT OR PROCEEDING MAY BE BROUGHT IN ANY STATE OR FEDERAL COURT OF COMPETENT JURISDICTION SITTING IN EITHER THE CITY OR THE COUNTY WHERE THE PROPERTY IS LOCATED, (C) SUBMITS TO THE JURISDICTION OF SUCH COURTS, AND (D) TO THE FULLEST EXTENT PERMITTED BY LAW, AGREES THAT BORROWER WILL NOT BRING ANY ACTION, SUIT OR PROCEEDING IN ANY OTHER FORUM, AND BORROWER FURTHER CONSENTS AND AGREES TO SERVICE OF ANY SUMMONS, COMPLAINT OR OTHER LEGAL PROCESS IN ANY SUCH SUIT, ACTION OR PROCEEDING BY REGISTERED OR CERTIFIED U.S. MAIL, POSTAGE PREPAID, TO BORROWER AT THE ADDRESS FOR NOTICES DESCRIBED ON THE FIRST PAGE HEREOF, AND CONSENTS AND AGREES THAT SUCH SERVICE SHALL CONSTITUTE IN EVERY RESPECT VALID AND EFFECTIVE SERVICE (BUT NOTHING HEREIN SHALL AFFECT THE VALIDITY OR EFFECTIVENESS OF PROCESS SERVED IN ANY OTHER MANNER PERMITTED BY LAW).

(2) BORROWER, TO THE FULL EXTENT PERMITTED BY LAW, HEREBY KNOWINGLY, INTENTIONALLY AND VOLUNTARILY, WITH AND UPON THE ADVICE OF COMPETENT COUNSEL, WAIVES, RELINQUISHES AND FOREVER FORGOES THE RIGHT TO A TRIAL BY JURY IN ANY ACTION OR PROCEEDING BASED UPON, ARISING OUT OF, OR IN ANY WAY RELATING TO THIS NOTE OR ANY CONDUCT, ACT OR OMISSION OF LENDER OR BORROWER, OR ANY OF THEIR DIRECTORS, OFFICERS, PARTNERS, MEMBERS, EMPLOYEES, AGENTS OR ATTORNEYS, OR ANY OTHER PERSONS AFFILIATED WITH LENDER OR BORROWER, IN EACH OF THE FOREGOING CASES, WHETHER SOUNDING IN CONTRACT, TORT OR OTHERWISE.

2.8      GOVERNING LAW.
THIS NOTE SHALL BE INTERPRETED, CONSTRUED AND ENFORCED ACCORDING TO THE LAWS OF THE STATE OF WASHINGTON.

2.9      Miscellaneous.
The terms and provisions hereof shall be binding upon and inure to the benefit of Borrower and Lender and their respective heirs, executors, legal representatives, successors, successors-in-title and assigns, whether by voluntary action of the parties or by operation of law. As used herein, the terms "Borrower" and "Lender" shall be deemed to include their respective successors, successors-in-title and assigns, whether by voluntary action of the parties or by operation of law. Subject to the limitations set forth in
Section 1.5 above, if Borrower consists of more than one person or entity, each shall be jointly and severally liable to perform the obligations of Borrower under this Note. All personal pronouns used herein, whether used in the masculine, feminine or neuter gender, shall include all other genders; the singular shall include the plural and vice versa. Titles of articles and sections are for convenience only and in no way define, limit, amplify or describe the scope or intent of any provisions hereof. Capitalized terms used in this Note and not otherwise defined herein shall have the meaning ascribed to them in the Mortgage or in the other Loan Documents. Time is of the essence with respect to all provisions of this Note, the Mortgage and the other Loan Documents. This Note and the other Loan Documents contain the entire agreements between the parties hereto relating to the subject matter hereof and thereof and all prior agreements relative hereto and thereto which are not contained herein or therein are terminated. All notices, demands, requests or other communications to be sent by one party to the other hereunder or required by law shall be given and become effective as provided in the Yakima Mortgage. If any provision under this Note or the application thereof to any entity, person or circumstance shall be invalid, illegal or unenforceable to any extent, the remainder of this Note and the application of the provisions hereof to other entities, persons or circumstances shall not be affected thereby and shall be enforced to the fullest extent permitted by law.

ORAL AGREEMENTS OR ORAL COMMITMENTS TO LOAN MONEY, EXTEND CREDIT, OR TO FORBEAR FROM ENFORCING REPAYMENT OF A DEBT ARE NOT ENFORCEABLE UNDER WASHINGTON LAW.

PROMISSORY NOTE - SIGNATURE PAGE
3011-1075/Red Lion Hotel Yakima Center

IN WITNESS WHEREOF, the Borrower, intending to be legally bound hereby, has duly executed this Note to be effective as of the day and year first written above.
BORROWER:

WHC807, LLC,
a Delaware limited liability company


By:
       Name:      Arthur M. Coffey
       Title:     President

Schedule List

Schedule A - Mortgage Description - All Ten
Schedule B - Assignment Description - All Ten

SCHEDULE A
Mortgage Description - All Ten

(1) Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (the "Eureka Mortgage") from WHC831, LLC to a trustee for the benefit of Lender, as beneficiary, dated as of the date hereof, concerning certain property located in Eureka, Humboldt County, California.

(2) Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (the "Redding Mortgage") from WHC840, LLC to a trustee for the benefit of Lender, as beneficiary, dated as of the date hereof, concerning certain property located in Redding, Shasta County, California.

(3) Deed of Trust and Security Agreement (the "Boise Mortgage") from WHC817, LLC to a trustee for the benefit of Lender, as beneficiary, dated as of the date hereof, concerning certain property located in Boise, Ada County, Idaho.

(4) Deed of Trust and Security Agreement (the "Twin Falls Mortgage") from WHC818, LLC to a trustee for the benefit of Lender, as beneficiary, dated as of the date hereof, concerning certain property located in Twin Falls, Twin Falls County, Idaho.

(5) Deed of Trust and Security Agreement (the "Salt Lake City Mortgage") from WHC816, LLC to a trustee for the benefit of Lender, as beneficiary, dated as of the date hereof, concerning certain property located in Salt Lake City, Salt Lake County, Utah.

(6) Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the "Kennewick Mortgage") from WHC803, LLC to a trustee for the benefit of Lender, as beneficiary, dated as of the date hereof, concerning certain property located in Kennewick, Benton County, Washington.

(7) Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the "Pasco Mortgage") from WHC837, LLC to a trustee for the benefit of Lender, as beneficiary, dated as of the date hereof, concerning certain property located in Pasco, Franklin County, Washington.

(8) Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the "Port Angeles Mortgage") from WHC839, LLC to a trustee for the benefit of Lender, as beneficiary, dated as of the date hereof, concerning certain property located in Port Angeles, Clallam County, Washington.

(9) Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the "Richland Mortgage") from WHC841, LLC to a trustee for the benefit of Lender, as beneficiary, dated as of the date hereof, concerning certain property located in Richland, Benton County, Washington.

(10) Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the "Yakima Mortgage") from WHC807, LLC to a trustee for the benefit of Lender, as beneficiary, dated as of the date hereof, concerning certain property located in Yakima, Yakima County, Washington.

All of the foregoing deeds of trust listed above, excluding the Yakima Mortgage, shall be collectively referred to herein as the "Other Mortgages".

SCHEDULE B
Assignment Description - All Ten

(1) Assignment of Leases and Rents (the "Eureka Assignment") of even date herewith by WHC831, LLC in favor of Lender concerning certain property located in Eureka, Humboldt County, California.

(2) Assignment of Leases and Rents (the "Redding Assignment") of even date herewith by WHC840, LLC in favor of Lender concerning certain property located in Redding, Shasta County, California.

(3) Assignment of Leases and Rents (the "Boise Assignment") of even date herewith by WHC817, LLC in favor of Lender concerning certain property located in Boise, Ada County, Idaho.

(4) Assignment of Leases and Rents (the "Twin Falls Assignment") of even date herewith by WHC818, LLC in favor of Lender concerning certain property located in Twin Falls, Twin Falls County, Idaho.

(5) Assignment of Leases and Rents (the "Salt Lake City Assignment") of even date herewith by WHC816, LLC in favor of Lender concerning certain property located in Salt Lake City, Salt Lake County, Utah.

(6) Assignment of Leases and Rents (the "Kennewick Assignment") of even date herewith by WHC803, LLC in favor of Lender concerning certain property located in Kennewick, Benton County, Washington.

(7) Assignment of Leases and Rents (the "Pasco Assignment") of even date herewith by WHC837, LLC in favor of Lender concerning certain property located in Pasco, Franklin County, Washington.

(8) Assignment of Leases and Rents (the "Port Angeles Assignment") of even date herewith by WHC839, LLC in favor of Lender concerning certain property located in Port Angeles, Clallam County, Washington.

(9) Assignment of Leases and Rents (the "Richland Assignment") of even date herewith by WHC841, LLC in favor of Lender concerning certain property located in Richland, Benton County, Washington.

(10) Assignment of Leases and Rents (the "Yakima Assignment") of even date herewith by WHC807, LLC in favor of Lender concerning certain property located in Yakima, Yakima County, Washington.

All of the foregoing assignments of leases and rents listed above, excluding the Yakima Assignment, shall be collectively referred to herein as the "Other Assignments."

Exhibit 10.4
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing

BORROWER: WHC807, LLC, a Delaware limited liability company
LENDER: COLUMN FINANCIAL, INC., a Delaware corporation
LENDER: FIRST AMERICAN TITLE INSURANCE COMPANY (Trustee)
LEGAL DESCRIPTION: The complete legal description is on Exhibit A. ASSESSOR'S PROPERTY TAX PARCEL ACCOUNT NUMBERS: 191319-12561

THIS INSTRUMENT PREPARED BY
AND WHEN RECORDED, RETURN
TO:
Kevin A. Sullivan, Esq.
Winstead Sechrest & Minick P.C.
5400 Renaissance Tower
1201 Elm Street
Dallas, Texas  75270

                        Coversheet Recording Information:

                                 Loan No. 399735

                              TO BE RECORDED IN THE
                            DEED OF TRUST RECORDS OF
                            YAKIMA COUNTY, WASHINGTON

THIS DEED OF TRUST, ASSIGNMENT OF LEASES AND RENTS, SECURITY AGREEMENT AND FIXTURE FILING (this "Deed of Trust"), executed on June 24, 2003, but to be effective as of June 27, 2003, is entered into by WHC807, LLC, a Delaware limited liability company, as grantor for all purposes hereunder ("Borrower"), whose address is c/o WestCoast Hospitality Corporation, 201 W. North River Drive, Suite 100, Spokane, Washington 99201, Attention: Chief Financial Officer, to FIRST AMERICAN TITLE INSURANCE COMPANY, as Trustee ("Trustee"), whose address is National Commercial Services Division, 2101 Fourth Avenue, Suite 800, Seattle, Washington 98121, for the benefit of COLUMN FINANCIAL, INC., a Delaware corporation, as beneficiary for all purposes hereunder ("Lender"), whose address is 11 Madison Avenue, 5th Floor, New York, New York 10010-3629, Attention:
Edmund  Taylor.  For all state  law,  statutory  and other  purposes  hereunder,
(i) the term "Borrower" as used herein shall be deemed to mean a grantor of the Property as described herein the same as if the term "grantor" were used in lieu of the term "Borrower" throughout this Deed of Trust, and (ii) the term "Lender" as used herein shall be deemed to mean a beneficiary of the Property with all of the rights conferred hereby the same as if the term "beneficiary" were used in lieu of the term "Lender" throughout this Deed of Trust.

                              W I T N E S S E T H:

FOR GOOD AND VALUABLE CONSIDERATION, including the indebtedness herein recited and the trust herein created, the receipt and sufficiency of which are hereby acknowledged, Borrower hereby irrevocably grants, transfers, conveys and assigns to Trustee, IN TRUST WITH POWER OF SALE, for the benefit and security of Lender, under and subject to the terms and conditions hereinafter set forth, all of the following described property, whether now owned or hereafter acquired (collectively, the "Property"):

(A) All that certain real property situated in the County of Yakima, State of Washington, more particularly described on Exhibit A attached hereto and incorporated herein by this reference (the "Land"), together with all of the easements, rights, privileges, franchises, tenements, hereditaments and appurtenances now or hereafter thereunto belonging or in any way appertaining thereto, and all of the estate, right, title, interest, claim and demand whatsoever of Borrower therein or thereto, either at law or in equity, in possession or in expectancy, now owned or hereafter acquired;

(B) All structures, buildings and improvements of every kind and description now or at any time hereafter located or placed on the Land (the "Improvements");

(C) All easements, rights-of-way, strips and gores of land, vaults, streets, ways, alleys, passages, sewer rights, and other emblements now or hereafter located on the Land or under or above the same or any part or parcel thereof, and all estates, rights, titles, interests, tenements, hereditaments and appurtenances, reversions and remainders whatsoever, in any way belonging, relating or appertaining to the Property or any part thereof, or which hereafter shall in any way belong, relate or be appurtenant thereto, whether now owned or hereafter acquired by Borrower;

(D) All furniture, furnishings, fixtures, goods, equipment, inventory or personal property owned by Borrower and now or hereafter located on, attached to or used in or about the Improvements, including, but not limited to, all items of personal property located within or adjacent to the Improvements and included within the definition of "Property and Equipment" and "Inventories" under the Uniform System of Accounts for Hotels as published by the American Hotel Association of the United States and Canada (the "Uniform System of Accounts"), and further including, without limitation, all linen, china, glassware, tableware, uniforms, all machines, engines, boilers, dynamos, elevators, stokers, tanks, cabinets, awnings, screens, shades, blinds, carpets, draperies, lawn mowers, and all appliances, plumbing, heating, air conditioning, lighting, ventilating, refrigerating, disposals and incinerating equipment, guest ledgers, telephone systems, televisions and television systems, computer systems and all fixtures and appurtenances thereto, and such other goods and chattels and personal property owned by Borrower as are now or hereafter used or furnished in operating the Improvements, or the activities conducted therein, and all building materials and equipment hereafter situated on or about the Land or Improvements, and all warranties and guaranties relating thereto, and all additions thereto and substitutions and replacements therefor (exclusive of any of the foregoing owned or leased by tenants of space in the Improvements);

(E) All water, water courses, ditches, wells, reservoirs and drains and all water, ditch, well, reservoir and drainage rights and powers which are appurtenant to, located on, under or above or used in connection with the Land or the Improvements, or any part thereof, together with (i) all utilities, utility lines, utility commitments, utility capacity, capital recovery charges, impact fees and other fees paid in connection with same, (ii) reimbursements or other rights pertaining to utility or utility services provided to the Land and/or Improvements and (iii) the present or future use or availability of waste water capacity, or other utility facilities to the extent same pertain to or benefit the Land and/or Improvements, including, without limitation, all reservations of or commitments or letters covering any such use in the future, whether now existing or hereafter created or acquired;

(F) All minerals, crops, timber, trees, shrubs, flowers and landscaping features now or hereafter located on, under or above the Land;

(G) All cash funds, deposit accounts and other rights and evidence of rights to cash, now or hereafter created which are held by Lender pursuant to this Deed of Trust or any other of the Loan Documents (as hereinafter defined), including, without limitation, all funds now or hereafter on deposit in the Reserves (as hereinafter defined);

(H) All leases, licenses, tenancies, concessions and occupancy agreements of the Land or the Improvements now or hereafter entered into by Borrower and all rents, royalties, issues, profits, bonus money, revenue, income, rights and other benefits, room rentals, and revenues of any kind derived from all sources (collectively, the "Rents" or "Rents and Profits") of the Land or the Improvements, or the fixtures or equipment, now or hereafter arising from the use or enjoyment of all or any portion thereof or from any present or future lease (including, without limitation, oil, gas and mineral leases), license, tenancy, concession, occupancy agreement or other agreement pertaining thereto or arising from any of the Contracts (as hereinafter defined) or any of the General Intangibles (as hereinafter defined) and all cash or securities held by Borrower (the "Security Deposits") that secure performance by the tenants, lessees, licensees or guests, as applicable, of their obligations under any such leases, licenses, concessions or occupancy agreements, whether said cash or securities are to be held until the expiration of the terms of said leases, licenses, concessions or occupancy agreements or applied to one or more of the installments of rent coming due prior to the expiration of said terms, subject, however, to the provisions contained in Section 1.11 hereinbelow;

(I) All contracts and agreements now or hereafter entered by Borrower into covering any part of the Land or the Improvements (collectively, the "Contracts") and all revenue, income and other benefits thereof, including, without limitation, management agreements, franchise agreements, service contracts, maintenance contracts, equipment leases, personal property leases and so called "patronage" agreements, agreements relating to the collection of receivables or use of customer lists, all bookings and reservations for space within the Improvements or other information, and any contracts or documents relating to construction on any part of the Land or the Improvements (including plans, specifications, studies, drawings, surveys, tests, operating and other reports, bonds and governmental approvals) or to the management or operation of any part of the Land or the Improvements;

(J) All present and future monetary deposits given to any public or private utility with respect to utility services furnished to any part of the Land or the Improvements;

(K) All present and future funds, accounts, instruments (including, without limitation, promissory notes), investment property, letter-of-credit rights, letters of credit, money, supporting obligations, accounts receivable, documents, causes of action, claims, general intangibles (including, without limitation, payment intangibles and software, trademarks, trade names, service marks and symbols now or hereafter used by Borrower in connection with or related to any part of the Land or the Improvements, all names by which the Land or the Improvements may be operated or known (specifically excluding, however, the mark "Red Lion" or "WestCoast" or related marks), all rights to carry on business under such names, all telephone numbers or listings, and all rights, interest and privileges which Borrower has or may have as developer or declarant under any covenants, restrictions or declarations now or hereafter relating to the Land or the Improvements) and all notes or chattel paper (whether tangible or electronic) now or hereafter owned by Borrower and arising from or by virtue of Grantor's operations related to the Land or the Improvements and all customer lists, other lists and business information relating in any way to the Land, the Improvements or the use thereof (collectively, the "General Intangibles");

(L) All water taps, sewer taps, certificates of occupancy, permits, special permits, uses, licenses, franchises, certificates, consents, approvals and other rights and privileges now or hereafter obtained in connection with the Land or the Improvements and all present and future warranties and guaranties relating to the Improvements or to any equipment, fixtures, furniture, furnishings, personal property or components of any of the foregoing now or hereafter located or installed on the Land or the Improvements;

(M) All building materials, supplies and equipment now or hereafter placed on the Land or in the Improvements and all architectural renderings, models, drawings, plans, specifications, studies and data now or hereafter relating to the Land or the Improvements;

(N) All right, title and interest of Borrower in any insurance policies or binders now or hereafter relating to the Property (whether or not such insurance was requested or required by Lender), including any unearned premiums thereon;

(O) All proceeds, products, substitutions and accessions (including claims and demands therefor) of the conversion, voluntary or involuntary, of any of the foregoing into cash or liquidated claims, including, without limitation, proceeds of insurance (whether or not such insurance was requested or required by Lender) and condemnation awards; and

(P) All other or greater rights and interests of every nature in the Land or the Improvements and in the possession or use thereof and income therefrom, whether now owned or hereafter acquired by Borrower.

FOR THE PURPOSE OF SECURING:

(1) The debt evidenced by and interest and all other sums owed pursuant to those certain Promissory Notes (such Promissory Notes, together with any and all renewals, modifications, amendments, restatements, consolidations, substitutions, replacements and extensions thereof, are hereinafter collectively referred to as the "Note") all being of even date with this Deed of Trust and having a maturity date of July 11, 2013, made by the entities as indicated on Exhibit D attached hereto and incorporated herein by reference and payable to the order of Lender in the original principal amounts as indicated on Exhibit D (collectively, the "Loan" or the "Loan Amount"), together with interest and any yield maintenance premiums or other fees as therein provided;

(2) The full and prompt payment and performance of all of the provisions, agreements, covenants and obligations herein contained and contained in any other agreements, documents or instruments now or hereafter evidencing, securing or otherwise relating to the indebtedness evidenced by the Note (the Note, this Deed of Trust, the Other Deeds of Trust, as described on Exhibit E, the Assignment, as hereinafter defined, and such other agreements, documents and instruments related thereto, together with any and all renewals, modifications, amendments, restatements, consolidations, substitutions, replacements, and extensions and modifications thereof, are hereinafter collectively referred to as the "Loan Documents") and the payment of all other sums therein covenanted to be paid;

(3) Any and all future or additional advances (whether or not obligatory) made by Lender to protect or preserve the Property or the lien or security interest created hereby on the Property, or for taxes, assessments, operating expenses or insurance premiums as hereinafter provided or for performance of any of Borrower's obligations hereunder or under the other Loan Documents or for any other purpose provided herein or in the other Loan Documents (whether or not the original Borrower remains the owner of the Property at the time of such advances) together with interest thereon at the Default Interest Rate (as defined in the Note); and

(4) Any and all other indebtedness now owing or which may hereafter be owing by Borrower to Lender and which is evidenced by a promissory note or other agreement which specifically states that it is intended to be secured by this Deed of Trust, and all renewals, modifications, amendments, restatements, consolidations, substitutions, replacements and extensions thereof.

(All of the sums referred to in Subsections (1) through (4) above are herein sometimes referred to as the "secured indebtedness" or the "indebtedness secured hereby").

PROVIDED, HOWEVER, that if the principal and interest and all other sums due or to become due under the Note, including, without limitation, any prepayment fees required pursuant to the terms of the Note, shall have been paid at the time and in the manner stipulated therein and all other sums payable hereunder and all other indebtedness secured hereby shall have been paid and all other covenants contained in the Loan Documents shall have been performed, then, upon written request of Lender stating that all indebtedness secured hereby have been paid, and upon surrender of this Deed of Trust and the Note to Trustee for cancellation and retention and upon payment by Borrower of Trustee's fees, Trustee shall reconvey to Borrower, or the person or persons legally entitled thereto, without warranty, any portion of the Property then held hereunder. The recitals in such reconveyance of any matters or facts shall be conclusive proof of the truthfulness thereof. The grantee in any reconveyance may be described as "the person or persons legally entitled thereto."

ARTICLE I
COVENANTS OF BORROWER

For the purpose of further securing the indebtedness secured hereby and for the protection of the security of this Deed of Trust, for so long as the indebtedness secured hereby or any part thereof remains unpaid, Borrower represents, covenants and agrees as follows:

1.1 Warranties of Borrower. Borrower, for itself and its successors and assigns, does hereby represent, warrant and covenant to and with Lender, its successors and assigns, that as of the date hereof:

(a) Borrower has good, marketable and indefeasible fee simple title to the Property, subject only to those matters expressly set forth on Exhibit B attached hereto and by this reference incorporated herein (the "Permitted Exceptions"), and has full power and lawful authority to grant, bargain, sell, convey, assign, transfer and encumber its interest in the Property in the manner and form hereby done or intended. None of the Permitted Exceptions materially interferes with the security intended to be provided by this Deed of Trust, the current primary use of the Property or the current ability of the Property to generate income sufficient to service the Loan. Borrower will preserve its interest in and title to the Property and will forever warrant and defend the same to Trustee and Lender against any and all claims whatsoever and will forever warrant and defend the validity and priority of the lien and security interest created herein against the claims of all persons and parties whomsoever, subject to the Permitted Exceptions and such matters as may be approved in writing by Lender pursuant to this Deed of Trust. The foregoing warranty of title shall survive the foreclosure, exercise of any power of sale or other enforcement of this Deed of Trust (whether by power of sale or otherwise), and shall inure to the benefit of and be enforceable by Lender in the event Lender acquires title to the Property pursuant to any foreclosure, exercise of any power of sale or otherwise;

(b) No bankruptcy or insolvency proceedings are pending or contemplated by Borrower or, to the best knowledge of Borrower, against Borrower or by or against any endorser, cosigner or guarantor of the Note;

(c) To Borrower's best knowledge, all reports, certificates, affidavits, statements and other data furnished by Borrower to Lender in connection with the Loan are true and correct in all material respects and do not omit to state any fact or circumstance necessary to make the statements contained therein not misleading;

(d) The execution, delivery and performance of this Deed of Trust, the Note and all of the other Loan Documents have been duly authorized by all necessary action to be taken, and are binding and enforceable against Borrower in accordance with the respective terms thereof and do not contravene, result in a breach of or constitute (upon the giving of notice or the passage of time or both) a default under the partnership agreement, certificate or articles of incorporation or other organizational documents of Borrower or any contract or agreement of any nature to which Borrower is a party or by which Borrower or any of its property may be bound and to the best of Borrower's knowledge do not violate or contravene any law, order, decree, rule or regulation to which Borrower is subject;

(e) To Borrower's best knowledge, Borrower is not required to obtain any consent, approval or authorization from or to file any declaration or statement with, any governmental authority or the agency in connection with or as a condition to the execution, delivery or performance of this Deed of Trust, the Note or the other Loan Documents which has not been so obtained or filed;

(f) To Borrower's  best  knowledge,  Borrower has obtained or made all necessary
(i) consents, approvals and authorizations and registrations and filings of or with all governmental authorities or agencies and (ii) consents, approvals, waivers and notifications of partners, stockholders, members, creditors, lessors and other non-governmental persons and/or entities, in each case, which are required to be obtained or made by Borrower in connection with the execution and delivery of, and the performance by Borrower of its obligations under, the Loan Documents;

(g) Borrower is not an "investment company," or a company "controlled" by an "investment company," as such terms are defined in the Investment Company Act of 1940, as amended;

(h) No part of the proceeds of the indebtedness secured hereby will be used by Borrower for the purpose of purchasing or acquiring any "margin stock" within the meaning of Regulations T, U or X of the Board of Governors of the Federal Reserve System or for any other purpose which would be inconsistent with such Regulations T, U or X or any other Regulations of such Board of Governors, or for any purpose prohibited by legal requirements or by the terms and conditions of the Loan Documents;

(i) Borrower and, if Borrower is a partnership, any general partner of Borrower, has filed all federal, state and local tax returns required to be filed and has paid or made adequate provision for the payment of all federal, state and local taxes, charges and assessments, including sales and payroll taxes, payable by Borrower and its general partners, if any. Borrower and its general partners, if any, believe that their respective tax returns properly reflect the income and taxes of Borrower and said general partners, if any, for the periods covered thereby, subject only to reasonable adjustments required by the Internal Revenue Service or other applicable tax authority upon audit;

(j) Borrower is not an "employee benefit plan," as defined in Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), which is subject to Title I of ERISA and the assets of Borrower do not constitute "plan assets" of one or more such plans within the meaning of 29 C.F.R.
Section 2510.3-101;

(k) To Borrower's best knowledge, the Land and the Improvements and the intended use thereof by Borrower comply with all applicable restrictive covenants, zoning ordinances, subdivision and building codes, flood disaster laws, applicable health and environmental laws and regulations and all other ordinances, orders or requirements issued by any state, federal or municipal authorities having or claiming jurisdiction over the Property. To Borrower's best knowledge, the Land and Improvements constitute a separate tax parcel for purposes of ad valorem taxation. To Borrower's best knowledge, the Land and Improvements do not require any rights over, or restrictions against, other property in order to comply with any of the aforesaid governmental ordinances, orders or requirements except for such rights and restrictions which are described in the Title Insurance Policy (as hereinafter defined);

(l) All utility services necessary and sufficient for the full use, occupancy, operation and disposition of the Land and the Improvements for their intended purposes are available to the Property, including water, storm sewer, sanitary sewer, gas, electric, cable and telephone facilities, through public rights-of-way or perpetual private easements reflected in the title insurance policy insuring the lien of this Deed of Trust and approved by Lender (the "Title Insurance Policy");

(m) All streets, roads, highways, bridges and waterways necessary for access to and full use, occupancy, operation and disposition of the Land and the Improvements have been completed, have been dedicated to and accepted by the appropriate municipal authority and are open and available to the Land and the Improvements without further condition or cost to Borrower;

(n) All curb cuts, driveways and traffic signals shown on the survey delivered to Lender prior to the execution and delivery of this Deed of Trust are existing and to Borrower's best knowledge have been fully approved by the appropriate governmental authority;

(o) To Borrower's best knowledge, there are no judicial, administrative, mediation or arbitration actions, suits or proceedings pending or threatened against or affecting Borrower (and any member of Borrower) or the Property which, if adversely determined, would have a material adverse effect on (a) the Property, (b) the business, prospects, profits, operations or condition
(financial or otherwise) of Borrower, (c) the enforceability, validity, perfection or priority of the lien of any Loan Document, or (d) the ability of Borrower to perform any obligations under any Loan Document (collectively, a "Material Adverse Effect");

(p) As of the date of this Deed of Trust (i) the Property is free from delinquent water charges, sewer rents, taxes and assessments and from unrepaired damage caused by fire, flood, accident or other casualty, and (ii) no part of the Land or the Improvements has been taken in condemnation, eminent domain or like proceeding nor is any such proceeding pending or to Borrower's knowledge and belief, threatened or contemplated;

(q) Borrower possesses all franchises, patents, copyrights, trademarks, trade names, licenses (including, without limitation, liquor licenses), and permits (collectively, the "Permits") adequate for the conduct of its business substantially as now conducted or, with respect to liquor licenses, has the right to use the same in the operation of the Property pursuant to legal, valid and enforceable agreements, all fees due and payable in connection with the Permits have been paid and the Property and the conduct of Borrower's business thereof materially complies with the Permits;

(r) Except as set forth in the Title Insurance Policy insuring the lien of this Deed of Trust and to Borrower's best knowledge, no improvements on adjoining properties encroach upon the Property. To Borrower's best knowledge, the Improvements are structurally sound, in good repair and free of defects in materials and workmanship and have been constructed and installed in substantial compliance with the plans and specifications relating thereto. All major building systems located within the Improvements, including, without limitation, the heating and air conditioning systems and the electrical and plumbing systems, are in good working order and condition, all of the guest rooms in the Improvements are in good condition and available for regular occupancy and the lobby, restaurant and lounge facilities, meeting rooms, "back-of-the-house" areas, parking facilities and other public areas are in good condition and available for regular use. The Improvements and Borrower's operations of its business materially comply with the requirements of the Franchise Agreement (as hereinafter defined);

(s) There are no security agreements or financing statements affecting any of the Property other than the security agreements and financing statements created in favor of Lender;

(t) Except as previously disclosed in Borrower's Certification Regarding Project Documents and Financial Information dated of even date herewith and delivered to Lender or otherwise in writing by Borrower to Lender, and other Manager Compensation Systems (hereinafter defined), there is no: (i) collective bargaining agreement and other labor agreement to which Borrower or the Property, or any portion thereof, is a party or by which either is or may be bound; (ii) employment, profit sharing, deferred compensation, bonus, stock option, stock purchase, pension, retainer, consulting, retirement, health, welfare, or incentive plan or contract to which Borrower or the Property, or any portion thereof is a party, or by which either is or may be bound or (iii) plan and agreement under which "fringe benefits" (including, but not limited to, vacation plans or programs, and related or similar dental or medical plans or programs, and related or similar benefits) are afforded to employees of Borrower or the Property, or any portion thereof. As used herein, the term "Manager Compensation Systems" shall mean those certain incentive compensation systems and compensation/benefit programs for employees of the Manager designed to promote increased customer use of the Property. Borrower has not violated in any material respects any applicable laws, rules and regulations relating to the employment of labor, including those relating to wages, hours, collective bargaining and the payment and withholding of taxes and other sums as required by appropriate governmental authorities;

(u) The Property is free and clear of any mechanics' or materialmen's liens or liens in the nature thereof, and no rights are outstanding that under law would give rise to any such liens, any of which liens are or may be prior to, or equal with, the lien of this Deed of Trust, except those which are insured against by the Title Insurance Policy;

(v) Except as disclosed in the Title Insurance Policy, no Existing Lease or Contract or easement, right-of-way, permit or declaration (collectively, "Property Agreements") provides any party with the right to obtain a lien or encumbrance upon the Property superior to the lien of this Deed of Trust;

(w) Borrower has delivered to Lender true, correct and complete copies of all Property Agreements and no default exists or would exist, with the passing of time, or the giving of notice, or both, under any Property Agreement which would, in the aggregate, have a Material Adverse Effect;

(x) To the best knowledge of Borrower, no offset or any right of offset exists respecting continued contributions to be made by any party to any Property Agreement except as expressly set forth herein. Except as previously disclosed to Lender in writing, no material exclusions or restrictions on the utilization, leasing or improvement of the Property (including non-compete agreements) exist in any Property Agreement;

(y) All work, if any, to be performed by Borrower under each of the Property Agreements has been substantially performed, all contributions to be made by Borrower to any party to such Property Agreements have been made, and all other conditions to such party's obligations thereunder have been satisfied;

(z) The Land is taxed separately without regard to any other real estate and constitutes a legally subdivided lot under all applicable legal requirements (or, if not subdivided, no subdivision or platting of the Property is required under applicable legal requirements), and for all purposes may be mortgaged, conveyed, pledged, hypothecated, assigned or otherwise dealt with as an independent parcel;

(aa) The Land forms no part of any property owned, used or claimed by Borrower as a residence or business homestead and is not exempt from forced sale under the laws of the State in which the Property is located. Borrower hereby disclaims and renounces each and every claim to all or any portion of the Property as a homestead. The Loan evidenced by the Loan Documents is made and transacted solely for business, investment, commercial or other similar purposes. No part of the Property is or will be used for agricultural or farming purposes;

(bb) There are no outstanding options or rights of first offer or refusal to purchase all or any portion of the Property or Borrower's interest therein or ownership thereof made by Borrower and to Borrower's best knowledge made by any other party;

(cc) There are no actions, suits, proceedings or orders of record or of which Borrower has notice, and, to the best of Borrower's knowledge, there are no inquiries or investigations, pending or threatened, in any such case against, involving or affecting the Property, at law or in equity, or before or by any federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, alleging the violation of any federal, state or local law, statute, ordinance, rule or regulation relating to Environmental Laws. Furthermore, Borrower has not received any written claim, notice or opinion that the ownership or operation of the Property violates any federal, state or local law, statute, ordinance, rule, regulation, decree, order, and/or permit relating to Environmental Laws, and, to the best of Borrower's knowledge, no valid basis for any proceeding, action or claim of such nature exists;

(dd) The representations and warranties contained in this Deed of Trust, or the review and inquiry made on behalf of Borrower therefor, have all been made by persons having the requisite expertise and knowledge to provide such representations and warranties. No statement or fact made by or on behalf of Borrower in this Deed of Trust or in any certificate, document or schedule furnished to Lender pursuant hereto, contains any untrue statement of a material fact or omits to state any material fact necessary to make statements contained therein or herein not misleading (which may be to Borrower's best knowledge where so provided herein). There is no fact presently known to Borrower which has not been disclosed to Lender which would have a Material Adverse Effect; and

(ee) Any lease, license or occupancy agreement now in effect permits the application of insurance and condemnation proceeds as provided herein.

1.2      Defense of Title.
If, while this Deed of Trust is in force, the title to the Property or the interest of Lender or Trustee therein shall be the subject, directly or indirectly, of any action at law or in equity, or be attached directly or indirectly, or endangered, clouded or adversely affected in any manner, Borrower, at Borrower's expense, shall take all necessary and proper steps for the defense of said title or interest, including the employment of counsel reasonably approved by Lender, the prosecution or defense of litigation, and the compromise or discharge of claims made against said title or interest.

1.3      Performance  of  Obligations.
Borrower shall pay when due the principal of and the interest on the indebtedness secured hereby including all charges, fees and other sums required to be paid by Borrower as provided in the Loan Documents, and shall observe, perform and discharge all obligations and conditions, and comply with all prohibitions, covenants and agreements to be observed, performed or discharged by Borrower set forth in the Loan Documents in accordance with their terms. In the event that Borrower is in default under its obligations under this Deed of Trust or under any of the other Loan Documents and the same is continuing after any applicable cure period, Lender may, without limiting or waiving any other rights or remedies of Lender hereunder, perform such obligations of Borrower and any and all costs and expenses reasonably incurred by Lender in connection therewith, together with interest thereon at the Default Interest Rate (as defined in the Note) from the date incurred by Lender until actually paid by Borrower, shall be immediately paid by Borrower on demand and shall be secured by this Deed of Trust and by all of the other Loan Documents securing all or any part of the indebtedness evidenced by the Note.

1.4      Insurance.
Borrower shall, at Borrower's expense, maintain in force and effect on the Property at all times while this Deed of Trust continues in effect the following insurance:

(a) "All-risk" coverage insurance against loss or damage to the Property from all-risk perils, with any and all exclusions subject to Lender approval and otherwise satisfactory to Lender. The amount of such insurance shall be not less than one hundred percent (100%) of the full replacement cost of the Improvements, furniture, furnishings, fixtures, equipment and other items (whether personalty or fixtures) included in the Property and owned by Borrower from time to time, without reduction for depreciation. The determination of the replacement cost amount shall be adjusted annually to comply with the requirements of the insurer issuing such coverage or, at Lender's election, by reference to such indexes, appraisals or information as Lender determines in its reasonable discretion. Full replacement cost, as used herein, means, with respect to the Improvements, the cost of replacing the Improvements without regard to deduction for depreciation, exclusive of the cost of excavations, foundations and footings below the lowest basement floor, and means, with respect to such furniture, furnishings, fixtures, equipment and other items, the cost of replacing the same. Each policy or policies shall contain a replacement cost endorsement and either an agreed amount endorsement (to avoid the operation of any co-insurance provisions) or a waiver of any co-insurance provisions, all subject to Lender's approval.

(b) Commercial general liability insurance for personal injury, bodily injury, death and property damage liability in amounts not less than $5,000,000.00 per occurrence, $6,000,000.00 aggregate (inclusive of umbrella coverage) or such lesser amount as Lender in Lender's sole discretion may accept, for bodily injury, personal injury and property damage. Lender hereby retains the right to periodically review the amount of said liability insurance being maintained by Borrower and to require an increase in the amount of said liability insurance should Lender deem an increase to be reasonably prudent under then existing circumstances.

(c) Insurance covering the major components of the central heating, air conditioning and ventilating systems, boilers, other pressure vessels, high pressure piping and machinery, elevators and escalators, if any, and other similar equipment installed in the Improvements, in an amount equal to one hundred percent (100%) of the full replacement cost of the Improvements which policies shall insure against physical damage to and loss of occupancy and use of the Improvements arising out of an accident or breakdown covered thereunder.

(d) If the Land or any part thereof is identified by the Secretary of Housing and Urban Development as being situated in an area now or subsequently designated as having special flood hazards (including, without limitation, those areas designated as Zone A or Zone V), flood insurance in an amount equal to one hundred percent (100%) of the replacement cost of the Improvements or the maximum amount of flood insurance available under the National Flood Insurance Program, whichever is the lesser.

(e) During the period of any construction on the Land or renovation or alteration of the Improvements, a so-called "Builder's All-Risk Completed Value" or "Course of Construction" insurance policy in non-reporting form for any Improvements under construction, renovation or alteration in an amount approved by Lender and Worker's Compensation Insurance covering all persons engaged in such construction, renovation or alteration.

(f) Business interruption insurance in amounts sufficient to compensate Borrower for all Rents and Profits during a period of not less than eighteen (18) months in which the Property may be damaged or destroyed; provided, however, the required period of coverage shall be twelve (12) months during any period of time in which the outstanding balance of the Loan is less than Twenty Million Dollars ($20,000,000.00).

(g) Law and ordinance coverage in an amount satisfactory to Lender if the Property, or any part thereof, shall constitute a nonconforming use or structure under applicable zoning ordinances, sub-division and building codes or other laws, ordinances, orders and requirements.

(h) Such other insurance on the Property or on any replacements or substitutions thereof or additions thereto as may from time to time be required by Lender against other insurable hazards or casualties, including, without limitation, innkeeper's liability and liquor liability, which at the time are commonly insured against in the case of property similarly situated, due regard being given to the height and type of buildings, their construction, location, use and occupancy.

The "all-risk"  commercial  property and rental income insurance  required under
Section 1.4(a) and 1.4(f) above shall cover perils of terrorism and acts of terrorism and Borrower shall maintain commercial property and rental income insurance for loss resulting from perils and acts of terrorism on terms
(including amounts) consistent with those required under Section 1.4(a) and 1.4(f) above at all times during the term of the Loan, provided, however, Borrower's insurance coverage may exclude perils and acts of terrorism if Borrower also obtains, at Borrower's sole cost and expense, a Terrorism Policy (hereinafter defined). The term "Terrorism Policy", as used herein, shall mean a separate stand-alone terrorism insurance policy obtained by Borrower which corresponds to Borrower's primary insurance exclusion relating to acts or perils of terrorism such that there are no gaps in coverage and being otherwise acceptable to Lender and consistent as to coverage amounts, ratings and conditions with the requirements of this Section 1.4 as it relates to other sorts of insurance coverage. Borrower shall not decline or otherwise terminate any terrorism coverage offered under Borrower's all-risk commercial policy (as opposed to ancillary insurance, such as earthquake, flood, automobile and the like) unless a Terrorism Policy is already in place.

All such insurance shall (i) be issued by companies approved by Lender and licensed to do business in the state where the Property is located, with a claims paying ability rating of "AA-" or better by Standard & Poor's Rating Services, a division of The McGraw Hill Companies, Inc., (ii) contain the complete address of the Land (or a complete legal description), (iii) be for a term of at least one (1) year, (iv) contain deductibles no greater than $25,000.00 or as otherwise required by Lender, and (v) be subject to the approval of Lender as to insurance companies, amounts, content, forms of policies, any exclusions, method by which premiums are paid and expiration dates. Notwithstanding the rating requirements described in subitem (i) of this paragraph, the insurance company providing general liability coverage may have a claims paying ability rating of as low as "A" by Standard & Poor's Rating Service and be on a "non-admitted" basis and the insurance company providing property coverage pursuant to Section 1.4(a) hereinabove in excess of $10,000,000.00 of loss may have a claims paying ability rating of as low as "BBB" by Standard & Poor's Rating Service so long as such insurance company is admitted.

Borrower shall as of the date hereof deliver to Lender evidence that said insurance policies have been paid current as of the date hereof and original certificates of insurance signed by an authorized agent evidencing such insurance satisfactory to Lender. Borrower shall renew all such insurance and deliver to Lender certificates evidencing such renewals at least thirty (30) days before any such insurance shall expire. Without limiting the required endorsements to insurance policies, Borrower further agrees that all such policies and any other policies covering the Property or any portion thereof, whether or not required or requested by Lender, shall provide that proceeds thereunder shall be payable to Lender, its successors and assigns, pursuant and subject to a mortgagee clause (without contribution) of standard form attached to, or otherwise made a part of, the applicable policy and that Lender, its successors and assigns, shall be named as an additional insured under all liability insurance policies. Borrower further agrees that all such insurance policies and any other policies covering the Property or any portion thereof, whether or not required or requested by Lender: (i) shall provide for at least thirty (30) days' prior written notice to Lender prior to any cancellation or termination thereof and prior to any modification thereof which affects the interest of Lender; (ii) shall contain an endorsement or agreement by the insurer that any loss shall be payable to Lender in accordance with the terms of such policy notwithstanding any act or negligence of Borrower which might otherwise result in forfeiture of such insurance; and (iii) shall either name Lender as an additional insured or waive all rights of subrogation against Lender. The delivery to Lender of the insurance policies or the certificates of insurance as provided above shall constitute an assignment of all proceeds payable under such insurance policies by Borrower to Lender as further security for the indebtedness secured hereby. In the event of foreclosure of this Deed of Trust, or other transfer of title to the Property in extinguishment in whole or in part of the secured indebtedness, all right, title and interest of Borrower in and to all proceeds payable under such policies then in force concerning the Property shall thereupon vest in the purchaser at such foreclosure, or in Lender or other transferee in the event of such other transfer of title. Approval of any insurance by Lender shall not be a representation of the solvency of any insurer or the sufficiency of any amount of insurance. In the event Borrower fails to provide, maintain, keep in force or deliver and furnish to Lender the policies of insurance required by this Deed of Trust or evidence of their renewal as required herein, Lender may, but shall not be obligated to, procure such insurance and Borrower shall pay all amounts advanced by Lender, together with interest thereon at the Default Interest Rate (as defined in the Note) from and after the date advanced by Lender until actually repaid by Borrower, promptly upon demand by Lender. Any amounts so advanced by Lender, together with interest thereon, shall be secured by this Deed of Trust and by all of the other Loan Documents securing all or any part of the indebtedness evidenced by the Note. Lender shall not be responsible for nor incur any liability for the insolvency of the insurer or other failure of the insurer to perform, even though Lender has caused the insurance to be placed with the insurer after failure of Borrower to furnish such insurance.

1.5      Payment of Taxes.
Borrower shall pay or cause to be paid, except to the extent provision is actually made therefor pursuant to Section 1.6 of this Deed of Trust, all taxes and assessments which are or may become a lien on the Property or which are assessed against or imposed upon the Property. Borrower shall furnish Lender with receipts (or if receipts are not immediately available, with copies of canceled checks evidencing payment with receipts to follow promptly after they become available) showing payment of such taxes and assessments at least fifteen
(15) days prior to the applicable delinquency date therefor. Notwithstanding the foregoing, Borrower may in good faith, by appropriate proceedings and upon notice to Lender, contest the validity, applicability or amount of any asserted tax or assessment so long as (a) such contest is diligently pursued, (b) such contest suspends the obligation to pay the tax or assessment and that nonpayment of such tax or assessment will not result in the sale, loss, forfeiture or diminution of the Property or any part thereof or any interest of Lender therein, and (c) prior to the earlier of the commencement of such contest or the delinquency date of the asserted tax or assessment, Borrower deposits in the Impound Account (as hereinafter defined) an amount determined by Lender to be adequate to cover the payment of such tax or assessment and a reasonable additional sum to cover possible interest, costs and penalties; provided, however, that Borrower shall promptly cause to be paid any amount adjudged by a court of competent jurisdiction to be due, with all interest, costs and penalties thereon, promptly after such judgment becomes final; and provided further that in any event each such contest shall be concluded and the taxes, assessments, interest, costs and penalties shall be paid prior to the date any writ or order is issued under which the Property may be sold, lost or forfeited.

1.6      Tax and Insurance  Impound  Account.
Borrower shall establish and maintain at all times while this Deed of Trust continues in effect an impound account (the "Impound Account") with Lender for payment of real estate taxes, ad valorem taxes, personal property taxes, assessments and insurance on the Property and as additional security for the indebtedness secured hereby. Borrower shall deposit in the Impound Account an amount determined by Lender to be sufficient (when added to the monthly deposits described herein) to pay the next due annual installment of real estate taxes, ad valorem taxes, personal property taxes and assessments on the Property at least one (1) month prior to the delinquency date thereof (if paid in one installment) and the next due annual insurance premiums with respect to the Property at least one (1) month prior to the due date thereof (if paid in one installment). Commencing on the first monthly payment date under the Note and continuing thereafter on each monthly payment date under the Note, Borrower shall pay to Lender (by distribution from the Rent Account to the Impound Account in accordance with the Cash Management Agreement), concurrently with the monthly payment due under the Note, an amount equal to one-twelfth (1/12) of the amount of the annual real estate taxes, ad valorem taxes, personal property taxes and assessments that will next become due and payable on the Property, plus one-twelfth (1/12) of the amount of the annual premiums that will next become due and payable on insurance policies which Borrower is required to maintain hereunder, each as reasonably estimated and determined by Lender. So long as no default hereunder or under the other Loan Documents has occurred and is continuing, all sums in the Impound Account shall be held by Lender in the Impound Account to pay said taxes, assessments and insurance premiums in one installment before the same become delinquent. Borrower shall be responsible for ensuring the receipt by Lender, at least thirty (30) days prior to the respective due date for payment thereof, of all bills, invoices and statements for all taxes, assessments and insurance premiums to be paid from the Impound Account, and so long as no default hereunder or under the other Loan Documents has occurred and is continuing, Lender shall pay the governmental authority or other party entitled thereto directly to the extent funds are available for such purpose in the Impound Account. In making any payment from the Impound Account, Lender shall be entitled to rely on any bill, statement or estimate procured from the appropriate public office or insurance company or agent without any inquiry into the accuracy of such bill, statement or estimate and without any inquiry into the accuracy, validity, enforceability or contestability of any tax, assessment, valuation, sale, forfeiture, tax lien or title or claim thereof. No interest on funds contained in the Impound Account shall be paid by Lender to Borrower and any interest or other earnings on funds deposited in the Impound Account shall be solely for the account of Lender. If the total funds in the Impound Account shall exceed the amount of payments actually applied by Lender for the purposes of the Impound Account, such excess may be credited by Lender on subsequent payments to be made hereunder or, at the option of Lender, refunded to Borrower within ten (10) business days after payment thereof. If, however, the Impound Account shall not contain sufficient funds to pay the sums required when the same shall become due and payable, Borrower shall, within ten
(10) days after receipt of written notice thereof, deposit with Lender the full amount of any such deficiency.

1.7      FF&E Reserve.
As additional security for the indebtedness secured hereby, Borrower shall establish and maintain at all times while this Deed of Trust continues in effect a reserve (the "FF&E Reserve") with Lender for the payment of costs and expenses incurred by Borrower in connection with capital improvements, repairs and replacements performed at the Property, including but not limited to, the performance of work to the roofs, chimneys, gutters, downspouts, paving, curbs, ramps, driveways, balconies, porches, patios, exterior walls, exterior doors and doorways, windows, carpets, appliances, fixtures, elevators, and mechanical and HVAC equipment and the replacement of furnishings, fixtures and equipment in the guest rooms, hallways, lobbies, restaurants, lounges, meeting and banquet rooms, parking facilities and other public areas accessible by the public for regular use and such other items as Lender may approve from time to time in its reasonable discretion (collectively, the "Repairs"). Commencing on the first monthly payment date under the Note, and continuing thereafter on each monthly payment date under the Note, Borrower shall pay to Lender (by distribution from the Rent Account in accordance with the Cash Management Agreement), concurrently with and in addition to the monthly payment due under the Note, and until the Note and all other indebtedness secured hereby is fully paid and performed, a deposit to the FF&E Reserve in an amount equal to the Required Percentage (hereinafter defined) of the annual "gross revenues", as hereinafter defined, from the Property for the prior calendar year, divided by twelve (12). As used herein, "gross revenues" shall mean all Rents and Profits derived by Borrower from room sales, telephone sales, net fax sales, net vending sales, net catering sales, net guest laundry sales, and any other miscellaneous sales not including interest income, dividend income, gains on the sale of stock, bonds or other securities, or from the sale of used furniture, fixtures and equipment, or from any other passive income source. As used herein, "Required Percentage" shall mean five percent (5%) through and including the deposit to be made into the TILC Reserve contemporaneously with the thirty-sixth (36th) monthly payment due under the Note and four percent (4%) thereafter. So long as no default hereunder or under the other Loan Documents has occurred and is continuing, (i) all sums in the FF&E Reserve shall be held by Lender in the FF&E Reserve to pay and/or reimburse Borrower for the costs and expenses of Repairs, and (ii) Lender shall, so long as no default hereunder or under the other Loan Documents has occurred and is continuing, and to the extent funds are available for such purpose in the FF&E Reserve, disburse to Borrower the amount paid or incurred by Borrower in performing such Repairs within ten (10) days following: (a) the receipt by Lender of a written request from Borrower for disbursement from the FF&E Reserve and a certification by Borrower to Lender that the applicable item of Repair has been completed; (b) the delivery to Lender of invoices, receipts or other evidence verifying the cost of performing the Repairs; and (c) for disbursement requests (i) in excess of $20,000.00 with respect to any single Repair, or
(ii) for any single Repair that is structural in nature, delivery to Lender of the following documents, if applicable, (1) affidavits, lien waivers or other evidence reasonably satisfactory to Lender showing that all materialmen, laborers, subcontractors and any other parties who might or could claim statutory or common law liens and are furnishing or have furnished materials or labor to the Property have been paid all amounts due for labor and materials furnished to the Property; (2) a certification from an inspecting architect or other third party acceptable to Lender describing the completed Repairs and verifying the completion of the Repairs and the value of the completed Repairs; and (3) a new (or amended) certificate of occupancy for the portion of the Improvements covered by such Repairs, if said new certificate of occupancy is required by law, or a certification by Borrower that no new certificate of occupancy is required by law. Lender shall not be required to make advances from the FF&E Reserve more frequently than once in any thirty (30) day period. In making any payment from the FF&E Reserve, Lender shall be entitled to rely on such request from Borrower, and on any bill, statement, or estimate from any third party, without any inquiry into the accuracy, validity or contestability of any such amount. Lender may, at Borrower's expense (not to exceed $2,500.00 annually), make or cause to be made during the term of this Deed of Trust an annual inspection of the Property to determine the need, as determined by Lender in its reasonable judgment, for further Repairs of the Property. In the event that such inspection reveals that further Repairs of the Property are required, Lender shall provide Borrower with a written description of the required Repairs and Borrower shall complete such Repairs to the reasonable satisfaction of Lender within ninety (90) days after the receipt of such description from Lender, or such later date as may be approved by Lender in its sole discretion. Interest or other earnings on the funds contained in the FF&E Reserve shall be credited to Borrower as provided in Section 5.28 hereof. In the event that the amounts on deposit or available in the FF&E Reserve are inadequate to pay the cost of the Repairs, Borrower shall pay the amount of such deficiency.

1.8      Security Interest in Reserves.
(a) As additional security for the payment and performance by Borrower of all duties, responsibilities and obligations under the Note and the other Loan Documents, Borrower hereby unconditionally and irrevocably assigns, conveys, pledges, mortgages, transfers, delivers, deposits, sets over and confirms unto Lender, and hereby grants to Lender a security interest in all sums on deposit or due under this Deed of Trust and the other Loan Documents including, without limitation, (i) the Impound Account, the FF&E Reserve, the Repair Reserve, the Curtailment Reserve and any other reserve, if any, set forth on Exhibit C attached hereto and made a part hereof (collectively, the "Reserves"), (ii) the accounts into which the Reserves have been deposited, (iii) all insurance on said accounts, (iv) all accounts, contract rights and general intangibles or other rights and interests pertaining thereto, (v) all sums now or hereafter therein or represented thereby, (vi) all replacements, substitutions or proceeds thereof, (vii) all instruments and documents now or hereafter evidencing the Reserves or such accounts, (viii) all powers, options, rights, privileges and immunities pertaining to the Reserves (including the right to make withdrawals therefrom), and (ix) all proceeds of the foregoing. Borrower hereby authorizes and consents to the account into which the Reserves have been deposited being held in Lender's name or the name of any entity servicing the Note for Lender and hereby acknowledges and agrees that Lender, or at Lender's election, such servicing agent, shall have exclusive control over said account. Notice of the assignment and security interest granted to Lender herein may be delivered by Lender at any time to the financial institution wherein the Reserves have been established, and Lender, or such servicing entity, shall have possession of all passbooks or other evidences of such accounts. Borrower hereby holds Lender harmless with respect to all risk of loss regarding amounts on deposit in the Reserves, except to the extent that any such loss is caused by the gross negligence or intentional misconduct of Lender. Borrower hereby knowingly, voluntarily and intentionally stipulates, acknowledges and agrees that the advancement of the funds from the Reserves as set forth herein is at Borrower's direction and is not the exercise by Lender of any right of set-off or other remedy upon a default. If a default shall occur hereunder or under any other of the Loan Documents which is not cured within any applicable grace or cure period, then Lender may, without notice or demand on Borrower, at its option:
(A) withdraw any or all of the funds (including, without limitation, interest) then remaining in the Reserves and apply the same, after deducting all costs and expenses of safekeeping, collection and delivery (including, but not limited to, attorneys' fees, costs and expenses) to the indebtedness evidenced by the Note or any other obligations of Borrower under the other Loan Documents in such manner as Lender shall deem appropriate in its sole discretion, and the excess, if any, shall be paid to Borrower, (B) exercise any and all rights and remedies of a secured party under any applicable Uniform Commercial Code, or (C) exercise any other remedies available at law or in equity. No such use or application of the funds contained in the Reserves shall be deemed to cure any default hereunder or under the other Loan Documents.

(b) The Reserves are solely for the protection of Lender and entail no responsibility on Lender's part beyond the payment of the respective costs and expenses in accordance with the terms thereof and beyond the allowing of due credit for the sums actually received. Upon assignment of this Deed of Trust by Lender, any funds in the Reserves shall be turned over to the assignee and any responsibility of Lender, as assignor, with respect thereto shall terminate. The Reserves shall not, unless otherwise explicitly required by applicable law, be or be deemed to be escrow or trust funds, but, at Lender's option and in Lender's discretion, may either be held in a separate account or be commingled by Lender with the general funds of Lender. Upon full payment of the indebtedness secured hereby in accordance with its terms (or if earlier, the completion of the applicable conditions to release of each Reserve to Lender's satisfaction) or at such earlier time as Lender may elect, the balance in the Reserves then in Lender's possession shall be paid over to Borrower and no other party shall have any right or claim thereto.
(c) Any amounts received by Lender from Borrower may be invested by Lender (or its servicer) for its benefit, and Lender shall not be obligated to pay, or credit, any interest earned thereon to Borrower except as may be otherwise specifically provided in this Deed of Trust.

1.9      Casualty and  Condemnation.
Borrower shall give Lender prompt written notice of the occurrence of any casualty affecting greater than $25,000.00 of the value of the Property, or the institution of any proceedings for eminent domain or for the condemnation of, the Property or any portion thereof (collectively, an "Insured Event"). All insurance proceeds on the Property (whether or not such insurance was requested or required by Lender), and all causes of action, claims, compensation, awards and recoveries for any damage, condemnation or taking of all or any part of the Property or for any damage or injury to it for any loss or diminution in value of the Property, are hereby assigned to and shall be paid to Lender. Lender may participate in any suits or proceedings relating to any such proceeds, causes of action, claims, compensation, awards or recoveries, and Lender is hereby authorized, in its own name or in Borrower's name, to adjust any loss covered by any insurance (whether or not such insurance was requested or required by Lender) or any condemnation claim or cause of action, and to settle or compromise any claim or cause of action in connection therewith, and Borrower shall from time to time deliver to Lender any instruments required to permit such participation; provided, however, that Lender shall not have the right to participate in the adjustment of any loss which is not in excess of the lesser of (i) ten percent (10%) of the then outstanding principal balance of the Note, and (ii) $350,000.00. Provided no default is then continuing hereunder or under any of the other Loan Documents and no event has occurred which, with the giving of notice or the passage of time or both, would constitute a default hereunder or under any of the other Loan Documents, Lender shall apply any sums received by it under this Section first to the payment of all of its costs and expenses (including, but not limited to, reasonable legal fees and disbursements) incurred in obtaining those sums, and then, as follows:

(a) In the event that Lender receives insurance proceeds or condemnation awards upon the occurrence of an Insured Event in an amount not in excess of the lesser of (i) ten percent (10%) of the then outstanding principal balance of the Note, and (ii) $350,000.00, (collectively, the "Threshold Amount"), Borrower shall repair or restore the Property, and Lender shall, to the extent such insurance proceeds or condemnation awards are available for such purpose, disburse to Borrower the amount paid or incurred by Borrower as a result of any such Insured Event for costs and expenses incurred by Borrower to repair or restore the Property (collectively, the "Casualty Repairs") in accordance with, and satisfaction of, the same terms and conditions for disbursement set forth in
Section 1.7 of this Deed of Trust but as applied to disbursements for Casualty Repairs.

(b) In the event any proceeds or awards from an Insured Event exceed the Threshold Amount but less than fifty percent (50%) of the Improvements located on the Land have been taken or destroyed, then if:

(1) the Property can, in Lender's reasonable judgment, with diligent restoration or repair, be returned to a condition at least equal to the condition thereof that existed prior to the casualty or partial taking causing the loss or damage by the earlier to occur of the following dates: (i) twelve (12) months after the receipt of insurance proceeds or condemnation awards by either Borrower or Lender, and (ii) six (6) months prior to the Maturity Date (as defined in the Note), and

(2) all necessary governmental approvals can be obtained to allow the rebuilding and reoccupancy of the Property as described in Section 1.9(b)(1) above, and

(3) there are sufficient sums available (through insurance proceeds or condemnation awards and contributions by Borrower, the full amount of which additional contributions shall at Lender's option have been deposited with Lender) for such restoration or repair (including, without limitation, for any reasonable costs and expenses of Lender to be incurred in administering said restoration or repair) and for payment of principal and interest to become due and payable under the Note during such restoration or repair, and

(4) the economic feasibility of the Improvements after such restoration or repair will be such that income from their operation is reasonably anticipated to be sufficient to pay operating expenses of the Property and debt service on the indebtedness secured hereby in full with a 1.55:1 debt service coverage ratio, and

(5) Borrower shall have delivered to Lender, at Borrower's sole cost and expense, an appraisal report from an appraiser, in form and substance satisfactory to Lender appraising the value of the Property as proposed to be restored or repaired to be not less than the appraised value necessary to support the loan to value ratio which was initially required by Lender in its determination to make the Loan (i.e., 1.55:1.0), and

(6) Such damage or destruction shall not allow the termination of any franchise agreement covering the Property, or if such termination is allowed, Borrower has obtained and delivered to Lender evidence satisfactory to Lender that such right to terminate has been waived by the franchisor, then, Lender shall, solely for the purposes of such restoration or repair, advance so much of the remainder of such sums as may be required to facilitate such restoration or repair, and any funds deposited by Borrower therefor, to Borrower in the manner and upon such terms and conditions as would be required by a prudent interim construction lender, including, but not limited to, the prior approval by Lender of plans and specifications, contractors and the form of construction contracts and the furnishing to Lender of permits, bonds, lien waivers, invoices, receipts and affidavits from contractors and subcontractors, in form and substance reasonably satisfactory to Lender. Any remaining proceeds shall be (a) (i) applied for payment of the Yakima Loan, and then (ii) applied for payment of the other indebtedness secured hereby, or (b) released to Borrower, in Lender's absolute discretion. Borrower shall, in good faith, undertake reasonable efforts to cause the conditions described in this
Section 1.9(b) to be fully satisfied (e.g., Borrower shall timely make applications for necessary governmental permits, shall order an appropriate appraisal report, etc.). If such conditions are satisfied, Borrower shall be obligated to undertake restoration and repair of the damaged improvements subject to the terms of this Section 1.9.

Any disbursement pursuant to this Section 1.9(b) of sums by Lender shall, subject to Borrower's satisfaction of the provisions hereof, be in a manner to promptly facilitate the restoration or repair of the Property. In the event Borrower fails to meet the requirements of this Section 1.9(b), then Lender may elect, in its absolute discretion and without regard to the adequacy of Lender's security, to apply any remaining insurance or condemnation proceeds (a)(i) for payment of the Yakima Loan, then (ii) payment of the other indebtedness secured hereby, or (b) released to Borrower, in Lender's absolute discretion.

(c) In all other cases, namely, in the event that fifty percent (50%) or more of the Improvements located on the Land have been taken or destroyed, Lender may elect, in Lender's absolute discretion and without regard to the adequacy of Lender's security, to (i) require Borrower to obtain the release of the Property in accordance with Section 1.39 hereof, including, without limitation, requiring the payment in full of the accrued interest and outstanding principal balance of the Yakima Loan, and (ii) make insurance or condemnation proceeds available to Borrower for repair or restoration if Borrower establishes to the satisfaction of Lender, in its sole discretion, that Borrower otherwise satisfies the requirements of Section 1.9(b) above. Should Lender make the election described immediately above in item (ii) of this Section 1.9(c), Borrower shall be obligated to undertake restoration and repair of the damaged Improvements consistent with the provisions of this Section 1.9.

(d) Any reduction in the indebtedness secured hereby resulting from Lender's application of any sums received by it hereunder shall take effect only when Lender actually receives such sums and elects to apply such sums to the indebtedness  secured  hereby  and,  in any  event,  the  unpaid  portion of the indebtedness secured hereby shall remain in full force and effect and Borrower shall not be excused in the payment thereof. Partial payments received by Lender, as described in the preceding sentence, shall be applied against the Note consistent with the prepayment provisions described therein for casualty or condemnation proceeds. If Borrower undertakes to restore or repair the Property after the occurrence of a casualty or partial taking of the Property as provided above, Borrower shall promptly and diligently, at Borrower's sole cost and expense and regardless of whether the insurance proceeds or condemnation award, as appropriate, shall be sufficient for the purpose, restore, repair, replace and rebuild the Property as nearly as possible to its value, condition and character immediately prior to such casualty or partial taking in accordance with the foregoing provisions and Borrower shall pay to Lender all costs and expenses of Lender incurred in administering said rebuilding, restoration or repair, provided that Lender makes such proceeds or award available for such purpose. Borrower agrees to execute and deliver from time to time such further instruments as may be requested by Lender to confirm the foregoing assignment to Lender of any award, damage, insurance proceeds, payment or other compensation. Borrower hereby irrevocably constitutes and appoints Lender as the attorney-in-fact of Borrower (which power of attorney shall be irrevocable so long as any indebtedness secured hereby is outstanding, shall be deemed coupled with an interest, shall survive the voluntary or involuntary dissolution of Borrower and shall not be affected by any disability or incapacity suffered by Borrower subsequent to the date hereof), with full power of substitution, subject to the terms of this Section, to settle for, collect and receive any such awards, damages, insurance proceeds, payments or other compensation from the parties or authorities making the same, to appear in and prosecute any proceedings therefor and to give receipts and acquittance therefor.

1.10     Mechanics'  Liens.
Borrower shall pay when due all claims and demands of mechanics, materialmen, laborers and others for any work performed or materials delivered for the Land or the Improvements which are performed by delivered at the direction of Borrower; provided, however, that, Borrower shall have the right to contest in good faith any such claim or demand, so long as it does so diligently, by appropriate proceedings and without prejudice to Lender and provided that neither the Property nor any interest therein would be in any danger of sale, loss or forfeiture during the pendency of such proceeding or contest. In the event Borrower shall contest any such claim or demand, Borrower shall promptly notify Lender of such contest and thereafter shall, upon Lender's request, promptly provide a bond, cash deposit or other security satisfactory to Lender to protect Lender's interest and security should the contest be unsuccessful. If Borrower shall fail to immediately discharge or provide security against any such claim or demand as aforesaid, Lender may do so and any and all expenses incurred by Lender, together with interest thereon at the Default Interest Rate (as defined in the Note) from the date incurred by Lender until actually paid by Borrower, shall be immediately paid by Borrower on demand and shall be secured by this Deed of Trust and by all of the other Loan Documents securing all or any part of the indebtedness evidenced by the Note.

1.11     Assignment  of Leases and Rents.
Borrower acknowledges and confirms that, as additional collateral security for the payment of the indebtedness secured hereby, and cumulative of any and all rights and remedies herein provided, it has executed and delivered to Lender an Assignment of Leases and Rents of even date herewith (the "Assignment"), intending such Assignment to create a present, absolute assignment to Lender of all current or future leases of all or any portion of the Property and Rents. Upon the occurrence of a default under this Deed of Trust which has not been cured within any applicable grace or cure period, Lender shall be entitled to exercise any or all of the remedies provided in this Deed of Trust and in the Assignment, including, without limitation, the appointment of a receiver. The Assignment shall continue in full force and effect during any period of foreclosure or redemption with respect to the Property.

1.12     Leases and Licenses.
(a) All leases entered into by Borrower after the date hereof (excluding, however, any standard, commercially reasonable registration card for overnight guests and any standard, commercially reasonable agreements for the use of banquet facilities or meeting rooms entered into in the ordinary course of business), shall be written on the standard form lease (without any material changes) which Lender has approved or shall approve prior to the use thereof (or other custom form lease as may be approved by Lender) and shall be on arm's length terms consistent with the terms for similar leases in the market area of the Land, shall provide for free rent only if the same is consistent with prevailing market conditions and shall provide for market rents then prevailing in the market area of the Land or otherwise approved in writing by Lender. Such leases shall also provide for Security Deposits in reasonable amounts. Borrower shall also submit to Lender for Lender's approval, which approval shall not be unreasonably withheld, prior to the execution thereof, any proposed lease, license or occupancy agreement of the Improvements or any portion thereof that differs materially and adversely from the aforementioned form lease. Borrower shall not execute any lease, license or occupancy agreement for all or a substantial portion of the Property, except for an actual occupancy by the tenant, lessee or licensee thereunder, and shall at all times promptly and faithfully perform, or cause to be performed, all of the covenants, conditions and agreements contained in all leases, licenses and occupancy agreements with respect to the Property, now or hereafter existing, on the part of the landlord, lessor or licensor thereunder to be kept and performed. Upon the request of Lender, Borrower shall deliver to Lender a copy of each such lease, license and occupancy agreement. Borrower shall not do or suffer to be done any act that might result in a default by the landlord, lessor or licensor under any such lease, license or occupancy agreement or allow the tenant, lessee or licensee thereunder to withhold payment or rent and, except as otherwise expressly permitted by the terms of Section 1.13 hereof, shall not further assign any such lease, license or occupancy agreement or any such rents. Borrower, at no cost or expense to Lender, shall enforce, short of termination, the performance and observance of each and every condition and covenant of each of the parties under such leases. Borrower shall not, without the prior written consent of Lender, modify any of the leases, terminate or accept the surrender of any leases, waive or release any other party from the performance or observance of any obligation or condition under such leases except in the normal course of business in a manner which is consistent with sound and customary leasing and management practices for similar properties in the community in which the Property is located. Borrower shall not permit the prepayment of any rents under any of the leases for more than one (1) month prior to the due date thereof.

(b) Borrower shall be entitled to enter into such discount programs or other patronage agreements without Lender's prior approval so long as such programs and agreements are in accordance with industry customs and standards and otherwise reflect sound business practices.

1.13     Alienation and Further Encumbrances.
(a) Borrower acknowledges that Lender has relied upon the principals of Borrower and their experience in owning and operating properties similar to the Property in connection with the closing of the Loan. Accordingly, except as specifically allowed hereinbelow in this Section and notwithstanding anything to the contrary contained in Section 5.5 hereof, in the event that the Property or any part thereof or interest therein shall be sold (including any installment sales agreement), conveyed, disposed of, alienated, hypothecated, leased (except to tenants of space or overnight guests and users of banquet or meeting facilities in the Improvements in accordance with the provisions of Section 1.12 hereof), assigned, pledged, mortgaged, further encumbered or otherwise transferred or Borrower shall be divested of its title to the Property or any interest therein, in any manner or way, whether voluntarily or involuntarily, without the prior written consent of Lender being first obtained, which consent may be withheld in Lender's sole discretion, then the same shall constitute a default hereunder and Lender shall have the right, at its option, to declare any or all of the indebtedness secured hereby, irrespective of the Maturity Date, immediately due and payable and to otherwise exercise any of its other rights and remedies contained in Article III hereof. If such acceleration is during any period when a prepayment fee is payable pursuant to the provisions set forth in the Note, then, in addition to all of the foregoing, such prepayment fee shall also then be immediately due and payable to the same end as though Borrower were prepaying the entire indebtedness secured hereby on the date of such acceleration. For the purposes of this Section, the sale, conveyance, transfer, disposition, alienation, hypothecation, pledge or encumbering (whether voluntarily or involuntarily) of all or any portion of the ownership interest in (or, directly or indirectly through constituent parties, any of the ultimate beneficial ownership interest in) Borrower shall be deemed to be a transfer of an interest in the Property. Notwithstanding the foregoing, however, transfers or assignments of ownership interests in Borrower (or its constituent parties) may be undertaken without the consent of Lender in the following circumstances:

(1) In the case of a Borrower which is a limited partnership, up to 49% of the limited partnership interests in Borrower shall be freely transferable so long as those persons responsible for the management and control of Borrower and the Property remain unchanged following such transfer.

(2) In the case of a Borrower which constitutes a limited liability company, up to 49% of the non-managing membership interests in Borrower shall be freely transferable so long as those persons responsible for the management and control of Borrower and the Property remain unchanged following such transfer.

(3) In the case of a Borrower which constitutes a corporation, up to 49% of the aggregate of the issued and outstanding capital stock of Borrower may be sold or assigned, taking into account (i) any prior sales or assignments, and (ii) the effective change in ownership resulting from any issuance of new shares of capital stock in Borrower or its constituent party so long as those persons responsible for the management and control of Borrower and the Property remain unchanged following such transfer.

(4) Gifts for estate planning purposes of any individual's interests in Borrower or in any of Borrower's general partners, members or joint venturers to the spouse or any lineal descendant of such individual, or to a trust for the benefit of any one or more of such individual, spouse or lineal descendant, shall not be a default under this Deed of Trust so long as Borrower is reconstituted, if required, following such gift and so long as those persons responsible for the management of the Property and Borrower remain unchanged following such gift or any replacement management is approved by Lender.

(5) Involuntary assignments or transfers caused by the death, incompetence or dissolution of Borrower, one of its constituent parties or the owner of one of its constituent parties are permitted if: (i) Borrower is reconstituted, if required, following such death, incompetence or dissolution, and (ii) those persons responsible for the management and control of Borrower and the Property remain unchanged as a result of such death, incompetence or dissolution or any replacement management is approved by Lender.

In all cases where assignment of ownership interests is allowed without the consent of Lender pursuant to this Section 1.13(a), the proportionate ownership which is proposed to be transferred shall be calculated so as to take into account prior transfers or assignments. Furthermore, the sale, conveyance, transfer, disposition, alienation, hypothecation, pledge or encumbering (whether voluntarily or involuntarily) of all or any portion of the ownership interest in (or, directly or indirectly through constituent parties, any of the ultimate beneficial ownership interest in) any guarantor of Borrower's obligation hereunder or under any of the other Loan Documents shall constitute a default hereunder and Lender shall have the right to exercise its various remedies described hereinabove; provided, however, ownership interests in any such guarantor may be transferred in a manner consistent with the allowable transfers of ownership interests in Borrower described hereinabove.

Notwithstanding the foregoing, for so long as WestCoast Hospitality Corporation ("WCH"), a Washington corporation and general partner of WestCoast Hospitality Limited Partnership ("WestCoast Hospitality") remains a publicly-traded company the stock of such corporation shall be freely transferable without the consent of Lender, notwithstanding that WCH may be a beneficial owner through constituent parties of Borrower and a guarantor of Borrower's obligations hereunder. At any time that WCH ceases to be a public traded company, WCH shall be subject to the limitations set forth in this Section 1.13. Furthermore, notwithstanding that WestCoast Hospitality may be a beneficial owner through constituent parties of Borrower, limited partnership interests in WestCoast Hospitality shall be freely transferable without the consent of Lender so long as WCH remains the sole general partner, majority owner in WestCoast Hospitality and remains responsible for the management and control of WestCoast Hospitality. The merger of WCH and WestCoast Hospitality or the transfer of assets from WestCoast Hospitality to WCH shall not require the consent of Lender and shall not constitute a default under this Section 1.13 so long as prior written notice thereof is provided to Lender.

(b) Notwithstanding the foregoing provisions of this Section 1.13, Lender shall consent to a sale, conveyance or transfer of the Property in its entirety, including sale, conveyance or transfer of all of the ownership interest in Borrower (hereinafter, a "Sale") to any person or entity provided that each of the following terms and conditions are satisfied:

(1) No default is then continuing hereunder or under any of the other Loan Documents;

(2) Borrower gives Lender written notice of the terms of such prospective Sale not less than thirty (30) days before the date on which such Sale is scheduled to close and, concurrently therewith, gives Lender all reasonable information concerning the proposed transferee of the Property (hereinafter, a "Buyer") or any replacement guarantor as Lender would require in evaluating an initial extension of credit to a borrower and pays to Lender a non-refundable application fee in the amount of $5,000.00 (the "Application Fee"). Lender shall have the right, in its reasonable discretion, to approve or disapprove the proposed Buyer and the substitution of the replacement guarantor. In determining whether to give or withhold its approval of the proposed Buyer and replacement guarantor, Lender shall consider, among other things, the Buyer's experience and track record in owning and operating facilities similar to the Property or the same of the professional management company proposed by Buyer, the Buyer's entity structure, the Buyer's financial strength, the Buyer's general business standing, the Buyer or the proposed manager's relationships and experience with contractors, vendors, tenants, lenders and other business entities, and the proposed guarantor's financial ability to perform the obligations of the indemnity and guaranty;

(3) Borrower pays Lender, concurrently with the closing of such Sale, a non-refundable assumption fee (the "Assumption Fee") in an amount equal to one-half of one percent (.5%) of the then outstanding principal balance of the Yakima Note for the first Sale and one percent (1%) of the then outstanding principal balance of the Yakima Note for any sales thereafter;

(4) The Buyer assumes and agrees to pay the indebtedness secured hereby subject to the provisions of Section 5.23 hereof and to perform the covenants of Borrower under the Loan Documents, and, prior to or concurrently with the closing of such Sale, the Buyer executes, without any cost or expense to Lender, such documents and agreements as Lender shall reasonably require to evidence and effectuate said assumption and delivers such legal opinions as Lender may require;

(5) Borrower and the Buyer hereby authorize Lender to prepare, file of record or otherwise effectuate new financing statements or financing statement amendments which describe all or any portion of the assets of Borrower and the Buyer as collateral thereunder and further, Borrower and the Buyer will execute any other additional documents reasonably requested by Lender in order to perfect Lender's security interest in the Property, all without cost to Lender. Borrower and the Buyer specifically authorize Lender to cause such financing statements to be filed without any signature of a representative of the Borrower or Buyer appearing thereon, where such filings are permitted by applicable law;

(6) Borrower delivers to Lender, without any cost or expense to Lender, such endorsements to Lender's Title Insurance Policy, hazard insurance endorsements or certificates and other similar materials as Lender may deem necessary at the time of the Sale, all in form and substance satisfactory to Lender, including, without limitation, an endorsement or endorsements to Lender's Title Insurance Policy insuring the lien of this Deed of Trust, extending the effective date of such policy to the date of execution and delivery (or, if later, of recording) of the assumption agreement referenced above in Subsection (4) of this
Section 1.13(b), with no additional exceptions added to such policy except such encumbrances previously approved in writing by Lender, and insuring that fee simple title to the Property is vested in the Buyer;

(7) Borrower executes and delivers to Lender, without any cost or expense to Lender, a release of Lender, its officers, directors, employees and agents, from all claims and liability relating to the transactions evidenced by the Loan Documents, through and including the date of the closing of the Sale, which agreement shall be in form and substance satisfactory to Lender and shall be binding upon the Buyer;

(8) Subject to the provisions of Section 5.23 hereof, such Sale is not construed so as to relieve Borrower of any personal liability under the Note or any of the other Loan Documents for any acts or events occurring or obligations arising prior to or simultaneously with the closing of such Sale, and Borrower executes, without any cost or expense to Lender, such documents and agreements as Lender shall reasonably require to evidence and effectuate the ratification of said personal liability;

(9) Such Sale is not construed so as to relieve any current guarantor or indemnitor of its obligations under any guaranty or indemnity agreement executed in connection with the Loan and each such current guarantor and indemnitor executes, without any cost or expense to Lender, such documents and agreements as Lender shall reasonably require to evidence and effectuate the ratification of each such guaranty and indemnity agreement, provided that if a party associated with the Buyer approved by Lender in its reasonable discretion assumes the obligations of the current guarantor or indemnitor under its guaranty or indemnity agreement and such party associated with the Buyer executes, without any cost or expense to Lender, a new guaranty or indemnity agreement which is in the same form and substance as the then existing guaranty and indemnity agreement or otherwise in form and substance satisfactory to Lender, then Lender shall release the current guarantor or indemnitor from all obligations arising under its guaranty or indemnity agreement after the closing of such Sale;

(10) The Buyer shall furnish, if the Buyer is a corporation, partnership, or other entity, all documents evidencing the Buyer's capacity and good standing, and the qualification of the signers to execute the assumption of the indebtedness secured hereby, which documents shall include, but not in any way be limited to, certified copies of all documents relating to the organization and formation of the Buyer and of the entities, if any, which are partners or members of the Buyer. The Buyer and such constituent partners, members or shareholders of Buyer (as the case may be), as Lender may require, shall be single-purpose, single-asset "bankruptcy remote" entities, whose formation documents shall be approved by counsel to Lender; provided, however, the Buyer shall not be required to be "bankruptcy remote" from any affiliated entity of Buyer which purchases any of the Other Properties as required by subsection 17 herein. An individual recommended by the Buyer and approved by Lender shall serve as an Independent Director (as defined in Section 1.32(t) of this Deed of Trust) of the Buyer (if the Buyer is a corporation or a limited liability company) or the Buyer's corporate or limited liability company general partner (if the Buyer is a partnership) or an independent member or, in Lender's discretion, manager, of Buyer (if the Buyer is a limited liability company). Unanimous consent of the board of directors (including the Independent Director) shall be required for, among other things, any merger, consolidation, dissolution, bankruptcy or insolvency of any such constituent partner, member or shareholder of the Buyer (as the case may be) or of the Buyer;

(11) The Buyer, if required by Lender, shall furnish an opinion of counsel satisfactory to Lender and its counsel (i) that the Buyer's formation documents provide for the matters described in Section 1.13(b)(10) hereof, (ii) that the assumption of the indebtedness evidenced hereby has been duly authorized, executed and delivered, and that the Loan Documents are valid, binding and enforceable against the Buyer in accordance with their terms, (iii) that the Buyer and any entity which is a controlling stockholder, member or general partner of Buyer, have been duly organized, and are in existence and in good standing, (iv) that the assets of the Buyer will not be consolidated with the assets of any other entity (including the Buyer's general partner or managing member, if any) having an interest in, or affiliation with, the Buyer, in the event of bankruptcy or insolvency of any such entity or such general partner or managing member, and (v) with respect to such other matters, as Lender may reasonably request;

(12) If the Buyer is a single-member limited liability company, Buyer must be formed in the state of Delaware, and the Buyer's operating agreement must provide for the continued existence of the Buyer in the event of the bankruptcy, death, or dissolution, liquidation, termination or adjudication of incompetency of the sole member. The Buyer, if required by Lender, shall also furnish an opinion of counsel satisfactory to Lender and its counsel that if the Buyer is a single-member limited liability company, (i) the Buyer is a separate legal entity formed in the state of Delaware; (ii) the separate existence of the Buyer shall continue until the cancellation of the certificate of organization;
(iii) the Buyer's operating agreement provides for the continued existence of the Buyer in the event of the bankruptcy, death, or dissolution, liquidation, termination or adjudication of incompetency of the sole member, and that such provisions would be enforceable notwithstanding the bankruptcy, death, dissolution, liquidation, termination or adjudication of incompetency of the sole member; (iv) any judgment creditor of the sole member may not satisfy its claims against the sole member by asserting a claim against the Property or any other assets of the Buyer; and (v) a federal bankruptcy court would hold that the laws of the state of organization of the Buyer, and not federal law, govern the determination of what persons or entities have authority to file a voluntary bankruptcy petition on behalf of the Buyer; (vi) in order for any person or entity to file a voluntary bankruptcy petition on behalf of the Buyer, the prior unanimous approval or written consent of the member and the board of directors, including the Independent Director, of the Borrower (each as defined in
Section 1.32(t)) is required; and (vii) such requirements and all other provisions of the Buyer's operating agreement are the valid, binding and enforceable agreements of the sole member;

(13) If required under the operative documents with respect to a Secondary Market Transaction (as hereinafter defined), Lender shall have received evidence in writing from the Rating Agency (as hereinafter defined) to the effect that the Sale will not result in a re-qualification, reduction, downgrade or withdrawal of any rating initially assigned or to be assigned in a Secondary Market Transaction or, if no such rating has been issued, in Lender's good faith judgment, such Sale shall not have an adverse effect on the level of rating obtainable in connection with the Loan;

(14) Borrower shall reimburse Lender for all of Lender's reasonable out-of-pocket costs and expenses (including, without limitation, reasonable attorneys' fees and disbursements and Rating Agency fees and expenses) incurred or anticipated to be incurred by Lender in connection with a Sale including, without limitation, Lender's determination of whether Borrower has satisfied all of the conditions and requirements set forth in this Section 1.13(b);

(15) Borrower's obligations under the contract of sale pursuant to which such Sale, conveyance or transfer is proposed to occur shall expressly be subject to the satisfaction of the terms and conditions of this Section 1.13(b);

(16) The Buyer shall obtain the written consent of the Franchisor (hereinafter defined) to the transfer of the Property and the Franchise Agreement in favor of Franchisor to Buyer as well as a comfort letter from Franchisor substantially in the form of the comfort letter obtained in connection with the initial funding of the Note and otherwise in form and substance satisfactory to Lender; and

(17) The Other Properties (hereinafter defined) shall be subject to simultaneous Sales to the identical Buyer in accordance with the terms of the Other Deeds of Trust.

1.14     Payment of Utilities,  Assessments,  Charges,  Etc.
Borrower shall pay when due all utility charges which are incurred by Borrower or which may become a charge or lien against any portion of the Property for gas, electricity, water and sewer services furnished to the Land and/or the Improvements and all other assessments or charges of a similar nature, or assessments payable pursuant to any restrictive covenants, whether public or private, affecting the Land and/or the Improvements or any portion thereof, whether or not such assessments or charges are or may become liens thereon.

1.15     Access  Privileges  and  Inspections.
Lender and the agents, representatives and employees of Lender shall, subject to the rights of tenants, have full and free access to the Land and the Improvements and any other location where books and records concerning the Property are kept at all reasonable times for the purposes of inspecting the Property and of examining, copying and making extracts from the books and records of Borrower relating to the Property. Borrower shall lend assistance to all such agents, representatives and employees of Lender.

1.16     Waste;  Alteration  of the  Property.
Borrower shall not commit, suffer or permit any waste on the Property nor take any actions that might invalidate any insurance carried on the Property. Borrower shall maintain the Property in good condition and repair but in any event, not less than the standard prevailing for hotels of similar age, size, construction and franchise affiliation in the metropolitan area where the Property is located. No part of the Improvements may be removed, demolished or materially altered, without the prior written consent of Lender, except that Borrower may remove worn-out or obsolete items of furnishings, equipment or personal property without Lender's consent provided such items are replaced with items of comparable value and utility. Without the prior written consent of Lender, Borrower shall not commence construction of any improvements on the Land other than improvements required for the maintenance or repair of the Property.

1.17     Zoning/Use.
Without the prior written consent of Lender, Borrower shall not seek, make, suffer, consent to or acquiesce in any change in the zoning or conditions of use of the Land or the Improvements. Borrower shall comply with and make all payments required under the provisions of any covenants, conditions or restrictions affecting the Land or the Improvements. Borrower shall comply with all existing and future requirements of all governmental authorities having jurisdiction over the Property. Borrower shall keep all licenses, permits, franchises, certificates of occupancy, consents, and other approvals necessary for the operation of the Property in full force and effect. Borrower shall operate the Property as a hotel complex for so long as the indebtedness secured hereby is outstanding. If, under applicable zoning provisions, the use of all or any part of the Land or the Improvements is or becomes a nonconforming use, Borrower shall not cause or permit such use to be discontinued or abandoned without the prior written consent of Lender. Further, without Lender's prior written consent, Borrower shall not file or subject any part of the Land or the Improvements to any declaration of condominium or cooperative or convert any part of the Land or the Improvements to a condominium, cooperative or other form of multiple ownership and governance.

1.18     Financial  Statements  and Books and Records.
Borrower shall keep accurate books and records of account of the Property and its own financial affairs in accordance with the Uniform System of Accounts as revised from time to time and sufficient to permit the preparation of financial statements therefrom in accordance with generally accepted accounting principles. In addition to statements prepared in accordance with the Uniform System of Accounts, Borrower must submit statements prepared in accordance with generally accepted accounting principles consistently applied. Lender and its duly authorized representatives shall have the right to examine, copy and audit Borrower's records and books of account at all reasonable times. So long as this Deed of Trust continues in effect, Borrower shall provide to Lender, in addition to any other financial statements required hereunder or under any of the other Loan Documents, the following financial statements and information, all of which must be certified to Lender as being true and correct by Borrower or the entity to which they pertain, as applicable, be prepared in accordance with generally accepted accounting principles consistently applied and be in form and substance acceptable to Lender:

(a) copies of all tax returns filed by Borrower, within thirty (30) days after the date of filing;

(b) quarterly operating statements for the Property, within forty-five (45) days after the end of each March, June, September and December, provided operating statements shall be delivered monthly for the first twelve (12) full calendar months of the Note within thirty (30) days after the end of each month;

(c) annual balance sheets, statements of income and expenses and statements of changes in financial position for the Property and annual financial statements for Borrower, each principal, member or general partner in Borrower, and each indemnitor and guarantor under any indemnity or guaranty executed in connection with the Loan, within ninety (90) days after the end of each fiscal year audited by (i) BDO Seidman, LLP or one of the "big 4" national accounting firms, so long as the then outstanding balance of the Loan equals or exceeds Thirty-Five Million Dollars ($35,000,000.00), or (ii) to the extent that the outstanding balance of the Loan is then less than Thirty-Five Million Dollars ($35,000,000.00), an accounting firm reasonably acceptable to Lender; and

(d) such other information with respect to the Property, Borrower, the principals, members or general partners in Borrower, and each indemnitor and guarantor under any indemnity or guaranty executed in connection with the Loan, which may be requested from time to time by Lender, within a reasonable time after the applicable request.

If any of the aforementioned materials are not furnished to Lender within the applicable time periods, Borrower shall pay to Lender a late fee of $250.00. Further, if any of the aforementioned materials are not furnished to Lender within the applicable time periods, or there is evidence of an event of default hereunder or under any of the other Loan Documents and Lender is reasonably dissatisfied with the contents of any of the foregoing, in addition to any other rights and remedies of Lender contained herein, Lender shall have the right, but not the obligation, to obtain the same by means of an audit by an independent certified public accountant selected by Lender, in which event Borrower agrees to pay, or to reimburse Lender for, any expense of such audit and further agrees to provide all necessary information to said accountant and to otherwise cooperate in the making of such audit. Borrower agrees that any and all materials furnished hereunder are the property of Lender (and Lender's servicer) and may be released and made available to such parties as Lender or its servicer deems appropriate in connection with the servicing of the Yakima Loan, including any Rating Agency responsible for rating securities issued in any Secondary Market Transaction (as such terms are defined in Section 5.32 hereof).

1.19     Further  Documentation.
Borrower shall, on the request of Lender in Lender's reasonable discretion and at the expense of Borrower, promptly correct any defect, error or omission which may be discovered in the contents of this Deed of Trust or in any of the other Loan Documents and promptly execute, acknowledge, deliver and record or file such further instruments and do such further acts as may be necessary, desirable or proper to carry out more effectively the purposes of this Deed of Trust and the other Loan Documents or as may be deemed advisable by Lender to protect, continue or preserve the liens and security interests hereunder, including, without limitation, security instruments, financing statements and continuation statements.

1.20     Payment of Costs; Advances to Protect Property.
(a) Payment of Costs. Borrower shall pay all reasonable costs and expenses of every character incurred in connection with the closing of the Loan or otherwise attributable or chargeable to Borrower as the owner of the Property, including, without limitation, appraisal fees, recording fees, documentary, stamp, mortgage or intangible taxes, brokerage fees and commissions, title policy premiums and title search fees, uniform commercial code/tax lien/litigation search fees, escrow fees and reasonable attorneys' fees.

(b) Advances to Protect Property. Without limiting or waiving any other rights and remedies of Lender hereunder, if Lender determines that Borrower has failed to perform any of its obligations, covenants or agreements contained in this Deed of Trust or in any of the other Loan Documents and such failure is not cured within any applicable grace or cure period, or if any action or proceeding of any kind (including, but not limited to, any bankruptcy, insolvency, arrangement, reorganization or other debtor relief proceeding) is commenced which would affect Lender's interest in the Property or Lender's right to enforce its security therein, then Lender may, at its option, with or without notice to Borrower, make any appearances, disburse or advance any sums and take any actions as may be necessary or desirable to protect or enforce the security of this Deed of Trust or to remedy the failure of Borrower to perform its covenants and agreements (without, however, waiving any default of Borrower); provided, however, Lender may not for a period of thirty (30) days take the foregoing action if Borrower is contesting such action or proceeding (unless, in Lender's judgment, any delay would potentially further damage the Property or Lender's interest therein). Borrower agrees to pay on demand all expenses of Lender reasonably incurred with respect to the foregoing (including, but not limited to, fees and disbursements of counsel), together with interest thereon at the Default Interest Rate (as defined in the Note) from and after the date on which Lender incurs such expenses until reimbursement thereof by Borrower. Any such expenses so incurred by Lender, together with interest thereon as provided above, shall be additional indebtedness of Borrower secured by this Deed of Trust and by all of the other Loan Documents securing all or any part of the indebtedness evidenced by the Note. The necessity for any such actions and of the amounts to be paid shall be determined by Lender in its sole and absolute discretion. Lender is hereby empowered to enter and to authorize others to enter upon the Property or any part thereof for the purpose of performing or observing any such defaulted term, covenant or condition without thereby becoming liable to Borrower or any person in possession holding under Borrower. Borrower hereby acknowledges and agrees that the remedies set forth in this Section 1.20(b) shall be exercisable by Lender, and any and all payments made or costs or expenses incurred by Lender in connection therewith shall be secured hereby and shall be, without demand, immediately repaid by Borrower with interest thereon at the Default Interest Rate (as defined in the Note), notwithstanding the fact that such remedies were exercised and such payments made and costs incurred by Lender after the filing by Borrower of a voluntary case or the filing against Borrower of an involuntary case pursuant to or within the meaning of the Bankruptcy Reform Act of 1978, as amended (the "Act"), Title 11 U.S.C., or after any similar action pursuant to any other debtor relief law (whether statutory, common law, case law or otherwise) of any jurisdiction whatsoever, now or hereafter in effect, which may be or become applicable to Borrower, Lender, any guarantor or indemnitor, the secured indebtedness or any of the Loan Documents. This indemnity shall survive payment in full of the indebtedness secured hereby. This Section 1.20(b) shall not be construed to require Lender to incur any expenses, make any appearances or take any actions.

1.21     Security  Interest.
This Deed of Trust is also intended to encumber and create a security interest in, and Borrower hereby grants to Lender a security interest in all Reserves (as hereinabove defined), fixtures, chattels, accounts, equipment, inventory, contract rights, general intangibles and other personal property included within the Property, all renewals, replacements of any of the aforementioned items, or articles in substitution therefor or in addition thereto or the proceeds thereof (said property is hereinafter referred to collectively as the "Collateral"), whether or not the same shall be attached to the Land or the Improvements in any manner. It is hereby agreed that to the extent permitted by law, all of the foregoing property is to be deemed and held to be a part of and affixed to the Land and the Improvements. The foregoing security interest shall also cover Borrower's leasehold interest in any of the foregoing property which is leased by Borrower. Notwithstanding the foregoing, all of the foregoing property shall be owned by Borrower and no leasing or installment sales or other financing or title retention agreement in connection therewith shall be permitted without the prior written approval of Lender. Borrower shall promptly replace all of the Collateral subject to the lien or security interest of this Deed of Trust when worn out or obsolete with Collateral comparable to the worn out or obsolete Collateral when new and will not, without the prior written consent of Lender, remove from the Land or the Improvements any of the Collateral subject to the lien or security interest of this Deed of Trust except such as is replaced by an article of equal suitability and value as above provided, owned by Borrower free and clear of any lien or security interest except that created by this Deed of Trust and the other Loan Documents and except as otherwise expressly permitted by the terms of Section 1.13 of this Deed of Trust. All of the Collateral shall be kept at the location of the Land except as otherwise required by the terms of the Loan Documents. Borrower shall not use any of the Collateral in violation of any applicable statute, ordinance or insurance policy.

1.22     Security  Agreement.
This Deed of Trust constitutes both a real property deed of trust and a "security agreement" between Borrower and Lender with respect to the Collateral in which Lender is granted a security interest hereunder, and, cumulative of all other rights and remedies of Lender hereunder, Lender shall have all of the rights and remedies of a secured party under any applicable Uniform Commercial Code. Borrower hereby authorizes Lender to prepare, file of record or otherwise effectuate new financing statements or financing statement amendments which describe all or any portion of the assets of Borrower as collateral thereunder. Borrower specifically agrees that Lender may cause such financing statements and financing statement amendments to be filed without any signature of a representative of the Borrower appearing thereon, where such filings are permitted by applicable law. Borrower hereby further agrees to execute and deliver on demand such security agreements, financing statements, continuation statements or other instruments as Lender may request or require in order to impose, perfect or continue the perfection of the lien or security interest created hereby.

Borrower will not change the principal place of business or chief executive office set forth below, or change the state of its organization or registration, or change its name, without in each instance the prior written consent of Lender, which consent shall not be unreasonably withheld, delayed or conditioned. Lender's consent will, however, be conditioned upon, among other things, the execution and delivery of additional financing statements, security agreements and other instruments which may be necessary to effectively evidence or perfect Lender's security interest in the Collateral as a result of such changes. The name, principal place of business and chief executive office of Borrower (as Debtor under any applicable Uniform Commercial Code), as of the date hereof, are:

WHC807, LLC
c/o WestCoast Hospitality Corporation
201 W. North River Drive, Suite 100
Spokane, Washington 99201
Attention: Chief Financial Officer

The name and address of Lender (as Secured Party under any applicable Uniform Commercial Code), as of the date hereof, are:

Column Financial, Inc.
11 Madison Avenue
5th Floor
New York, New York 10010-3629
Attention: Edmund Taylor

1.23     Easements and  Rights-of-Way.
Borrower shall not grant any easement or right-of-way with respect to all or any portion of the Land or the Improvements without the prior written consent of Lender. The purchaser at any foreclosure sale hereunder may, at its discretion, disaffirm any easement or right-of-way granted in violation of any of the provisions of this Deed of Trust and may take immediate possession of the Property free from, and despite the terms of, such grant of easement or right-of-way. If Lender consents to the grant of an easement or right-of-way, Lender agrees to grant such consent without charge to Borrower other than reasonable expenses, including, without limitation, reasonable attorneys' fees, incurred by Lender in the review of Borrower's request and, if applicable, in the preparation of documents relating to the subordination of this Deed of Trust to such easement or right-of-way.

1.24     Compliance with Laws.
(a) Borrower shall at all times comply with all statutes, ordinances, regulations and other governmental or quasi-governmental requirements and private covenants now or hereafter relating to the ownership, construction, use or operation of the Property, including, but not limited to, those concerning employment and compensation of persons engaged in operation and maintenance of the Property and any environmental or ecological requirements, even if such compliance shall require structural changes to the Property; provided, however, that, Borrower may, upon providing Lender with security satisfactory to Lender, proceed diligently and in good faith to contest the validity or applicability of any such statute, ordinance, regulation or requirement so long as during such contest the Property shall not be subject to any lien, charge, fine or other liability and shall not be in danger of being forfeited, lost or closed during the pendency of such contest. Borrower shall not use or occupy, or allow the use or occupancy of, the Property in any manner which violates any lease of or any other agreement applicable to the Property or any applicable law, rule, regulation or order or which constitutes a public or private nuisance or which makes void, voidable or cancelable, or materially increases the premium of, any insurance then in force with respect thereto.

(b) Borrower agrees that the Property shall at all times comply to the extent applicable with the requirements of the Americans with Disabilities Act of 1990, the Fair Housing Amendments Act of 1988 and all other state and local laws and ordinances related to handicapped access and all rules, regulations, and orders issued pursuant thereto including, without limitation, the Americans with Disabilities Act Accessibility Guidelines for Buildings and Facilities ("Access Laws"). Borrower agrees to give prompt notice to Lender of the receipt by Borrower of any complaints related to any material violations of any Access Laws and of the commencement of any proceedings or investigations which relate to compliance with applicable Access Laws.

1.25     Additional  Taxes.
In the event of the enactment after this date of any law of the state where the Property is located or of any other governmental entity deducting from the value of the Property for the purpose of taxation any lien or security interest thereon, or imposing upon Lender the payment of the whole or any part of the taxes or assessments or charges or liens herein required to be paid by Borrower, or changing in any way the laws relating to the taxation of deeds of trust, mortgages or security agreements or debts secured by deeds of trust, mortgages or security agreements or the interest of the beneficiary, mortgagee or secured party in the property covered thereby, or the manner of collection of such taxes, so as to adversely affect this Deed of Trust or the indebtedness secured hereby or Lender, then, and in any such event, Borrower, upon demand by Lender, shall pay such taxes, assessments, charges or liens, or reimburse Lender therefor; provided, however, that if in the opinion of counsel for Lender (a) it might be unlawful to require Borrower to make such payment, or (b) the making of such payment might result in the imposition of interest beyond the maximum amount permitted by law, then and in either such event, Lender may elect, by notice in writing given to Borrower, to declare all of the indebtedness secured hereby to be and become due and payable in full, sixty (60) days from the giving of such notice.

1.26     Borrower's  Waivers.
To the full extent permitted by law, Borrower agrees that Borrower shall not at any time insist upon, plead, claim or take the benefit or advantage of any law now or hereafter in force providing for any appraisement, valuation, stay, moratorium or extension, or any law now or hereafter in force providing for the reinstatement of the indebtedness secured hereby prior to any sale of the Property to be made pursuant to any provisions contained herein or prior to the entering of any decree, judgment or order of any court of competent jurisdiction, or any right under any statute to redeem all or any part of the Property so sold. To the full extent permitted by law, Borrower shall not have or assert any right under any statute or rule of law pertaining to the exemption of homestead or other exemption under any federal, state or local law now or hereafter in effect, the administration of estates of decedents or any other matters whatsoever to defeat, reduce or affect the right of Lender under the terms of this Deed of Trust to a sale of the Property, for the collection of the secured indebtedness without any prior or different resort for collection, or the right of Lender under the terms of this Deed of Trust to the payment of the indebtedness secured hereby out of the proceeds of sale of the Property in preference to every other claimant whatever. Borrower, for Borrower and Borrower's successors and assigns, and for any and all persons ever claiming any interest in the Property, to the full extent permitted by law, hereby knowingly, intentionally and voluntarily with and upon the advice of competent counsel waives, releases, relinquishes and forever forgoes: (a) all rights of valuation, appraisement, stay of execution, reinstatement and notice of election or intention to mature or declare due the secured indebtedness (except such notices as are specifically provided for herein); (b) all right to a marshaling of the assets of Borrower, including the Property, to a sale in the inverse order of alienation, or to direct the order in which any of the Property shall be sold in the event of foreclosure of the liens and security interests hereby created and agrees that any court having jurisdiction to foreclose such liens and security interests may order the Property sold as an entirety; (c) all rights and periods of redemption provided under applicable law; and (d) all present and future statutes of limitations as a defense to any action to enforce the provisions of this Deed of Trust or to collect any of the indebtedness secured hereby to the fullest extent permitted by law and agrees that it shall not solicit or aid the solicitation of the filing of any Petition (as hereinafter defined) against the Borrower, whether acting on its own behalf or on behalf of any other party. Without limiting the generality of the foregoing, Borrower shall not (i) provide information regarding the identity of creditors or the nature of creditors' claims to any third party unless compelled to do so by order of a court of competent jurisdiction or by regulation promulgated by a governmental agency; or
(ii) pay the legal fees or expenses of any creditor of or interest holder in Borrower with respect to any matter whatsoever.

1.27     SUBMISSION TO JURISDICTION; WAIVER OF JURY TRIAL.
(a) BORROWER, TO THE FULL EXTENT PERMITTED BY LAW, HEREBY KNOWINGLY, INTENTIONALLY AND VOLUNTARILY, WITH AND UPON THE ADVICE OF COMPETENT COUNSEL,
(i) SUBMITS TO PERSONAL JURISDICTION IN THE STATE OF WASHINGTON OVER ANY SUIT, ACTION OR PROCEEDING BY ANY PERSON ARISING FROM OR RELATING TO THE NOTE, THIS DEED OF TRUST OR ANY OTHER OF THE LOAN DOCUMENTS, (ii) AGREES THAT ANY SUCH ACTION, SUIT OR PROCEEDING MAY BE BROUGHT IN ANY STATE OR FEDERAL COURT OF COMPETENT JURISDICTION PRESIDING OVER YAKIMA COUNTY, WASHINGTON, (iii) SUBMITS TO THE JURISDICTION OF SUCH COURTS, AND (iv) AGREES THAT IT WILL NOT BRING ANY ACTION, SUIT OR PROCEEDING IN ANY OTHER FORUM (BUT NOTHING HEREIN SHALL AFFECT THE RIGHT OF LENDER OR TRUSTEE TO BRING ANY ACTION, SUIT OR PROCEEDING IN ANY OTHER FORUM). TO THE FULL EXTENT PERMITTED BY LAW, BORROWER FURTHER CONSENTS AND AGREES TO SERVICE OF ANY SUMMONS, COMPLAINT OR OTHER LEGAL PROCESS IN ANY SUCH SUIT, ACTION OR PROCEEDING BY REGISTERED OR CERTIFIED U.S. MAIL, POSTAGE PREPAID, TO THE BORROWER AT THE ADDRESS FOR NOTICES DESCRIBED IN SECTION 5.4 HEREOF, AND CONSENTS AND AGREES THAT SUCH SERVICE SHALL CONSTITUTE IN EVERY RESPECT VALID AND EFFECTIVE SERVICE (BUT NOTHING HEREIN SHALL AFFECT THE VALIDITY OR EFFECTIVENESS OF PROCESS SERVED IN ANY OTHER MANNER PERMITTED BY
LAW).

(b) BORROWER, TO THE FULL EXTENT PERMITTED BY LAW, HEREBY KNOWINGLY, INTENTIONALLY AND VOLUNTARILY, WITH AND UPON THE ADVICE OF COMPETENT COUNSEL, WAIVES, RELINQUISHES AND FOREVER FORGOES THE RIGHT TO A TRIAL BY JURY IN ANY ACTION OR PROCEEDING BASED UPON, ARISING OUT OF, OR IN ANY WAY RELATING TO THE INDEBTEDNESS SECURED HEREBY OR ANY CONDUCT, ACT OR OMISSION OF LENDER OR BORROWER, OR ANY OF THEIR DIRECTORS, OFFICERS, PARTNERS, MANAGERS, MEMBERS, EMPLOYEES, AGENTS OR ATTORNEYS, OR ANY OTHER PERSONS AFFILIATED WITH LENDER OR BORROWER, IN EACH OF THE FOREGOING CASES, WHETHER SOUNDING IN CONTRACT, TORT OR OTHERWISE.

1.28     Contractual  Statute  of  Limitations.
Borrower hereby agrees that any claim or cause of action by Borrower against Lender, or any of Lender's directors, officers, employees, agents, accountants or attorneys, based upon, arising from or relating to the indebtedness secured hereby, or any other matter, cause or thing whatsoever, whether or not relating thereto, occurred, done, omitted or suffered to be done by Lender or by Lender's directors, officers, employees, agents, accountants or attorneys, whether sounding in contract or in tort or otherwise, shall be barred unless asserted by Borrower by the commencement of an action or proceeding in a court of competent jurisdiction by the filing of a complaint within three (3) years after Borrower first acquires or reasonably should have acquired knowledge of the first act, occurrence or omission upon which such claim or cause of action, or any part thereof, is based and service of a summons and complaint on an officer of Lender or any other person authorized to accept service of process on behalf of Lender, within thirty (30) days thereafter. Borrower agrees that such three (3) year period of time is reasonable and sufficient time for a borrower to investigate and act upon any such claim or cause of action. The three (3) year period provided herein shall not be waived, tolled or extended except by the specific written agreement of Lender. This provision shall survive any termination of this Deed of Trust or any of the other Loan Documents.

1.29     Management.
The management of the Property shall be by either: (a) Borrower or an entity affiliated with Borrower approved by Lender for so long as Borrower or said affiliated entity is managing the Property in a first class manner, or (b) a professional property management company approved by Lender (any such person or entity which manages the Property, other than Borrower, is hereinafter referred to as the "Manager"). Any such management by an affiliated entity or a professional property management company shall be pursuant to a written agreement approved by Lender. In no event shall any Manager be removed or replaced or the terms of any management agreement modified or amended without the prior written consent of Lender. In the event (x) of default hereunder or under any management contract then in effect, which default is not cured within any applicable grace or cure period, or (y) of a change in control (fifty percent or more) of the ownership of Manager or if Manager provides cause for termination, including, without limitation, gross negligence, willful misconduct or fraud, or (z) of the Manager becoming insolvent or a debtor in any bankruptcy or insolvency proceeding, Lender shall have the right to terminate, or direct Borrower to terminate, such management contract at any time and, in any such event of  termination  of the  management  contract,  to  retain,  or to  direct
Borrower to retain, a new management agent approved by Lender. Any such successor manager shall be a reputable management company having a senior executive with at least seven (7) years' experience in the management of hotel/hospitality properties in the state where the Property is located, shall be the manager of at least five (5) projects comparable to the Property and shall be reasonably acceptable to Lender. Borrower further covenants and agrees that Borrower shall require the Manager (or any successor managers) to maintain at all times during the term of this Deed of Trust worker's compensation insurance as required by applicable governmental authorities or legal requirements.

1.30     Hazardous Materials and Environmental Concerns.
(a) Borrower hereby represents and warrants to Lender, that, as of the date hereof: (i) to the best of Borrower's knowledge, information and belief, the Property has not been in direct or indirect violation of any Environmental Laws (as defined below); (ii) to the best of Borrower's knowledge, information and belief, no Hazardous Substances (as defined below) are located on or have been handled, manufactured, generated, stored, processed, transported to or from, or disposed of on or Released or discharged from the Property (including underground contamination) except for those substances used by Borrower in the ordinary course of its business and in compliance with all Environmental Laws;
(iii) the Property is not subject to any private or governmental lien or judicial, administrative or other notice or action relating to Hazardous Substances or noncompliance with Environmental Laws, nor is Borrower aware of any basis for such lien, notice or action; (iv) except as previously disclosed to Lender, to the best of Borrower's knowledge, information and belief, there are no underground storage tanks or other underground storage receptacles used to store Hazardous Substances on the Property; (v) Borrower has received no notice of, and to the best of Borrower's knowledge and belief, there does not exist any investigation, action, proceeding or claim by any agency, authority or unit of government or by any third party which could result in any liability, penalty, sanction or judgment under any Environmental Laws with respect to any condition, use or operation of the Property, nor does Borrower know of any basis for such investigation, action, proceeding or claim; (vi) Borrower has received no notice that, and, to the best of Borrower's knowledge and belief there has been no claim by any party that, any use, operation or condition of the Property has caused any nuisance, trespass or any other liability or adverse condition on any other property, nor does Borrower know of any basis for such notice or claim; and (vii) to Borrower's best knowledge, information and belief, there are no present environmental conditions or events or past environmental conditions or events on or near the Property that could be reasonably anticipated to materially adversely affect the value of the Property.

(b) Borrower shall keep or cause the Property to be kept free from Hazardous Substances (except those substances used by Borrower in the ordinary course of its business and in compliance with all Environmental Laws) and in compliance with all Environmental Laws, shall not install or use any underground storage tanks, shall expressly prohibit the use, generation, handling, storage, production, processing and disposal of Hazardous Substances by all tenants (except those substances used by tenants in the ordinary course of their activities and in compliance with all Environmental Laws), invitees and trespassers, and, without limiting the generality of the foregoing, during the term of this Deed of Trust, shall not install in the Improvements or permit to be installed in the Improvements asbestos or any substance containing asbestos. If required by Lender, in its reasonable discretion or under any Environmental Law, Borrower shall maintain an Operations and Maintenance Program ("O&M Program") for the management of asbestos, lead-based paint, radon or any other Hazardous Substances at the Property.

(c) Borrower  shall  promptly  notify  Lender if Borrower  shall become aware of
(i) any Release or threatened Release of Hazardous Substances at, on, under, from or affecting or threatening to affect the Property (except those substances used by Borrower or tenants in the ordinary course of their business or activities, respectively, and in compliance with all Environmental Laws),
(ii) any lien or filing of lien, action or notice affecting or threatening to affect the Property or Borrower resulting from any violation or alleged violation of Environmental Law, (iii) any investigation, inquiry or proceeding concerning Borrower or the Property pursuant to any Environmental Law or otherwise relating to Hazardous Substances, or (iv) any occurrence, condition or state of facts which would render any representation or warranty in this Section incorrect in any respect if made at the time of such discovery. Further, Borrower shall timely deliver to Lender copies of any and all orders, notices, permits, applications, reports, and other communications, documents and instruments pertaining to the actual, alleged or potential non-compliance with any Environmental Laws in connection with the Property or presence or existence of any Hazardous Substances at, on, about, under, within, near or in connection with the Property (except those substances used in the ordinary course of its business and in compliance with all Environmental Laws). Borrower shall, promptly and when and as required, at Borrower's sole cost and expense, take all actions as shall be necessary or advisable for compliance with the terms of this
Section 1.30 or for the remediation of any and all portions of the Property or other affected property, including, without limitation, all investigative, monitoring, removal, containment, remedial and response actions in accordance with all applicable Environmental Laws and shall further pay or cause to be paid, at no expense to Lender, all remediation, response, administrative and enforcement costs of applicable governmental agencies which may be asserted against the Property. In the event Borrower fails to do so within thirty (30) days after Borrower's receipt of written notice thereof (1) Lender may, but shall not be obligated to, undertake remediation at the Property or other affected property necessary to bring the Property into conformance with the terms of Environmental Laws, and (2) Borrower hereby grants to Lender and its agents and employees access to the Property and a license to do all things Lender shall deem necessary to bring the Property into conformance with Environmental Laws. Any and all costs and expenses reasonably incurred by Lender in connection therewith, together with interest thereon at the Default Interest Rate (as defined in the Note) from the date incurred by Lender until actually paid by Borrower, shall be immediately paid by Borrower on demand and shall be secured by this Deed of Trust and by all of the other Loan Documents securing all or any part of the indebtedness evidenced by the Note. BORROWER COVENANTS AND AGREES, AT BORROWER'S SOLE COST AND EXPENSE, TO INDEMNIFY, DEFEND (AT TRIAL AND APPELLATE LEVELS, AND WITH ATTORNEYS, CONSULTANTS AND EXPERTS ACCEPTABLE TO LENDER), AND HOLD LENDER HARMLESS FROM AND AGAINST ANY AND ALL LIENS, DAMAGES, LOSSES, LIABILITIES, OBLIGATIONS, SETTLEMENT PAYMENTS, PENALTIES, ASSESSMENTS, CITATIONS, DIRECTIVES, CLAIMS, LITIGATION, DEMANDS, DEFENSES, JUDGMENTS, SUITS, PROCEEDINGS, COSTS, DISBURSEMENTS AND EXPENSES OF ANY KIND OR OF ANY NATURE WHATSOEVER (INCLUDING, WITHOUT LIMITATION, REASONABLE ATTORNEYS', CONSULTANTS' AND EXPERTS' FEES AND DISBURSEMENTS ACTUALLY INCURRED IN INVESTIGATING, DEFENDING, SETTLING OR PROSECUTING ANY CLAIM, LITIGATION OR PROCEEDING) WHICH MAY AT ANY TIME BE IMPOSED UPON, INCURRED BY OR ASSERTED OR AWARDED AGAINST LENDER OR THE PROPERTY, AND ARISING DIRECTLY OR INDIRECTLY FROM OR OUT OF:
(A) THE PRESENCE, RELEASE OR THREAT OF RELEASE OF ANY HAZARDOUS SUBSTANCES ON, IN, UNDER, AFFECTING OR THREATENING TO AFFECT ALL OR ANY PORTION OF THE PROPERTY OR ANY SURROUNDING AREAS, REGARDLESS OF WHETHER OR NOT CAUSED BY OR WITHIN THE CONTROL OF BORROWER; (B) THE VIOLATION OF ANY ENVIRONMENTAL LAWS RELATING TO OR AFFECTING OR THREATENING TO AFFECT THE PROPERTY, WHETHER OR NOT CAUSED BY OR WITHIN THE CONTROL OF BORROWER; (C) THE FAILURE BY BORROWER TO COMPLY FULLY WITH THE TERMS AND CONDITIONS OF THIS SECTION 1.30; (D) THE BREACH OF ANY REPRESENTATION OR WARRANTY CONTAINED IN THIS SECTION 1.30; OR (E) THE ENFORCEMENT OF THIS SECTION 1.30, INCLUDING, WITHOUT LIMITATION, THE COST OF ASSESSMENT, CONTAINMENT AND/OR REMOVAL OF ANY AND ALL HAZARDOUS SUBSTANCES ON AND/OR FROM ALL OR ANY PORTION OF THE PROPERTY OR ANY SURROUNDING AREAS, THE COST OF ANY ACTIONS TAKEN IN RESPONSE TO THE PRESENCE, RELEASE OR THREAT OF RELEASE OF ANY HAZARDOUS SUBSTANCES ON, IN, UNDER OR AFFECTING ANY PORTION OF THE PROPERTY OR ANY SURROUNDING AREAS TO PREVENT OR MINIMIZE SUCH RELEASE OR THREAT OF RELEASE SO THAT IT DOES NOT MIGRATE OR OTHERWISE CAUSE OR THREATEN DANGER TO PRESENT OR FUTURE PUBLIC HEALTH, SAFETY, WELFARE OR THE ENVIRONMENT, AND COSTS INCURRED TO COMPLY WITH THE ENVIRONMENTAL LAWS IN CONNECTION WITH ALL OR ANY PORTION OF THE PROPERTY. THE INDEMNITY SET FORTH IN THIS SECTION 1.30(c) SHALL ALSO INCLUDE ANY DIMINUTION IN THE VALUE OF THE SECURITY AFFORDED BY THE PROPERTY OR ANY FUTURE REDUCTION IN THE SALES PRICE OF THE PROPERTY BY REASON OF ANY MATTER SET FORTH IN THIS SECTION 1.30(c), AND ANY AND ALL LIENS, DAMAGES, LOSSES, LIABILITIES, OBLIGATIONS, SETTLEMENT PAYMENTS, PENALTIES, ASSESSMENTS, CITATIONS, DIRECTIVES, CLAIMS, LITIGATION, DEMANDS, DEFENSES, JUDGMENTS, SUITS, PROCEEDINGS, COSTS, DISBURSEMENTS OR EXPENSES OF ANY KIND OR OF ANY NATURE WHATSOEVER ARISING OUT OF OR RELATING TO INJURY OR DEATH DUE TO EXPOSURE FROM HAZARDOUS SUBSTANCES THAT MAY BE PRESENT OR RELEASED AT, ON, UNDER OR FROM THE PROPERTY. LENDER'S RIGHTS UNDER THIS SECTION SHALL SURVIVE PAYMENT IN FULL OF THE INDEBTEDNESS SECURED HEREBY AND SHALL BE IN ADDITION TO ALL OTHER RIGHTS OF LENDER UNDER THIS DEED OF TRUST, THE NOTE AND THE OTHER LOAN DOCUMENTS.

(d) Upon Lender's request, at any time after the occurrence of a default under this Section 1.30 or at such other time as Lender has reasonable grounds to believe that Hazardous Substances are or have been handled, generated, stored, processed, transported to or from, or released or discharged from or disposed of on or around the Property (other than in the normal course of Borrower's or the tenants' business or activities, respectively, and in compliance with all Environmental Laws) or that Borrower, any tenant or the Property may be in violation of Environmental Laws, Borrower shall provide, at Borrower's sole cost and expense, an environmental site assessment or environmental compliance audit of the Property prepared by a hydrogeologist or environmental engineer or other appropriate consultant approved by Lender to determine (i) whether there has been a Release or threatened Release of Hazardous Substances at, on, under, or from the Property onto adjoining properties, and (ii) if the Property is in full compliance with Environmental Laws (including as to asbestos containing material and lead-based paint). If Borrower fails to provide such assessment or audit within sixty (60) days after such request, Lender may order the same, and Borrower hereby grants to Lender and its employees and agents access to the Property and a license to undertake such assessment or audit. The cost of such assessment or audit, together with interest thereon at the Default Interest Rate (as defined in the Note) from the date incurred by Lender until actually paid by Borrower, shall be immediately paid by Borrower on demand and shall be secured by this Deed of Trust and by all of the other Loan Documents securing all or any part of the indebtedness evidenced by the Note.

(e) Without limiting the foregoing, Lender and its authorized representatives may, during normal business hours and at its own expense, inspect the Property and Borrower's records related thereto for the purpose of determining compliance with Environmental Laws and the terms and conditions of this Section 1.30.

(f) As used herein, the term "Release" or "Released" shall include, without limitation, any intentional or unintentional placing, spilling, leaking, pumping, pouring, emitting, emptying, discharging, injecting, escaping, leaching, dumping, disposing, discarding or abandoning of any Hazardous Substance other than in the normal course of business or activities of Borrower or its tenants, and in compliance with all Environmental Laws.

(g) For purposes of this Section 1.30, the term "best knowledge, information and belief" of Borrower shall mean the conscious awareness of the directors, officers and employees of Borrower who are involved in the consummation of the Loan or the management of the Property.

(h) As used herein, the term "Environmental Laws" shall mean local, state or federal law, rule or regulation pertaining to environmental regulation, contamination, remediation, human health or clean-up, including, without limitation, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (42 U.S.C. 9601 et seq. and 40 CFR 302.1 et seq.), the Resource Conservation and Recovery Act of 1976 (42 U.S.C. 6901 et seq.), the Federal Water Pollution Control Act (33 U.S.C. 1251 et seq. and 40 CFR 116.1 et seq.), the Hazardous Materials Transportation Act (49 U.S.C. 1801 et seq.), and the regulations promulgated pursuant to said laws, all as amended.

(i) As used herein, the term "Hazardous Substances" shall mean hazardous, toxic or harmful substances, wastes, materials, pollutants or contaminants, including, without limitation, asbestos, polychlorinated biphenyls, petroleum products, radon, lead-based paints, flammable explosives, radioactive materials, infectious substances or raw materials which include hazardous constituents or any other substances or materials which are included under or regulated by Environmental Laws.

Notwithstanding anything contained herein to the contrary, specifically including, but not limited to this Section 1.30 and Section 1.24, this Deed of Trust does not secure any guaranty or indemnification of Borrower or any third party to the extent the instrument evidencing the same states that such obligations are not so secured. Any obligations that are secured by this Deed of Trust that are the substantial equivalent of Borrower's indemnities in the Hazardous Substances Indemnity Agreement shall be limited to the actual and consequential damages incurred by Lender, including all advances or payments paid or agreed to be paid by Lender pursuant to its rights to require environmental assessments, join or participate in any proceedings, cure Borrower's default or enforce its remedies (a) prior to and after any judicial foreclosure of this Deed of Trust or the date a deed is delivered and accepted in lieu thereof, or (b) prior to any non-judicial foreclosure of this Deed of Trust or the date a deed is delivered and accepted in lieu thereof. The obligations of Borrower under this Section shall be mutually exclusive of any liabilities arising after a non-judicial foreclosure of this Deed of Trust or the delivery and acceptance of a deed in lieu of such non-judicial foreclosure which are evidenced by the Hazardous Substances Indemnity Agreement.

1.31     Indemnification; Subrogation.
(a) BORROWER SHALL INDEMNIFY, DEFEND AND HOLD LENDER HARMLESS AGAINST: (i) ANY AND ALL CLAIMS FOR BROKERAGE, LEASING, FINDER'S OR SIMILAR FEES WHICH MAY BE MADE RELATING TO THE PROPERTY OR THE SECURED INDEBTEDNESS, (ii) ANY AND ALL LIABILITY, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, CLAIMS, ACTIONS, SUITS, LIENS, CHARGES, ENCUMBRANCES, COSTS AND EXPENSES (INCLUDING LENDER'S ATTORNEYS' FEES, TOGETHER WITH REASONABLE APPELLATE COUNSEL FEES, IF ANY) OF WHATEVER KIND OR NATURE WHICH MAY BE ASSERTED AGAINST, IMPOSED ON OR INCURRED BY LENDER UNDER ANY LEASE OR OCCUPANCY AGREEMENT, FOR ANY LOSS ARISING FROM A FAILURE OR INABILITY TO COLLECT RENTS AND PROFITS OR IN CONNECTION WITH THE SECURED
INDEBTEDNESS, THIS DEED OF TRUST, THE PROPERTY, OR ANY PART THEREOF, OR THE EXERCISE BY LENDER OF ANY RIGHTS OR REMEDIES GRANTED TO IT UNDER THIS DEED OF TRUST, AND ANY DEFAULT UNDER THIS DEED OF TRUST, (iii) ANY LIENS (WHETHER JUDGMENTS, MECHANICS', MATERIALMEN'S OR OTHERWISE), CHARGES AND ENCUMBRANCES FILED AGAINST THE PROPERTY, AND (iv) ANY CLAIMS AND DEMANDS FOR DAMAGES OR INJURY, INCLUDING CLAIMS FOR PROPERTY DAMAGE, PERSONAL INJURY OR WRONGFUL DEATH, ARISING OUT OF OR IN CONNECTION WITH ANY ACCIDENT OR FIRE OR OTHER CASUALTY ON THE LAND OR THE IMPROVEMENTS OR ANY NUISANCE OR TRESPASS MADE OR SUFFERED
THEREON, INCLUDING, IN ANY CASE, ATTORNEYS' FEES, COSTS AND EXPENSES AS AFORESAID, WHETHER AT PRETRIAL, TRIAL OR APPELLATE LEVEL FOR ANY CIVIL, CRIMINAL OR ADMINISTRATIVE PROCEEDINGS. SHOULD LENDER INCUR ANY LIABILITY UNDER THIS DEED OF TRUST OR ANY OF THE OTHER LOAN DOCUMENTS, THE AMOUNT THEREOF, INCLUDING, WITHOUT LIMITATION, COSTS, EXPENSES AND REASONABLE ATTORNEYS' FEES, TOGETHER WITH INTEREST THEREON AT THE DEFAULT INTEREST RATE (AS DEFINED IN THE NOTE) FROM THE DATE INCURRED BY LENDER UNTIL ACTUALLY PAID BY BORROWER, SHALL BE IMMEDIATELY DUE AND PAYABLE TO LENDER BY BORROWER ON DEMAND AND SHALL BE SECURED HEREBY AND BY ALL OF THE OTHER LOAN DOCUMENTS SECURING ALL OR ANY PART OF THE INDEBTEDNESS EVIDENCED BY THE NOTE. HOWEVER, NOTHING HEREIN SHALL BE CONSTRUED TO OBLIGATE BORROWER TO INDEMNIFY, DEFEND AND HOLD HARMLESS LENDER FROM AND AGAINST ANY AND ALL LIABILITIES, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES,
CLAIMS, ACTIONS, SUITS, COSTS OR EXPENSES ASSERTED AGAINST, IMPOSED ON OR INCURRED BY LENDER BY REASON OF LENDER'S WILLFUL MISCONDUCT OR GROSS NEGLIGENCE. THIS INDEMNITY SHALL SURVIVE PAYMENT IN FULL OF THE INDEBTEDNESS SECURED HEREBY.

(b) Lender may engage the services of attorneys to enforce the terms of this Deed of Trust or to protect its rights hereunder, and in the event of any such engagement, Borrower shall pay Lender's attorneys' fees (together with reasonable appellate counsel fees, if any), consultants' fees, experts' fees and expenses reasonably incurred by Lender, whether or not an action is actually commenced against Borrower. All references to "attorneys" in this Subsection and elsewhere in this Deed of Trust shall include without limitation any attorney or law firm engaged by Lender and Lender's in-house counsel, and all references to "fees and expenses" in this Subsection and elsewhere in this Deed of Trust shall include without limitation any fees of such attorney or law firm and any allocation charges and allocation costs of Lender's in-house counsel.

(c) A waiver of subrogation shall be obtained by Borrower from its insurance carrier and, consequently, Borrower waives any and all right to claim or recover against Lender, its officers, employees, agents and representatives, for loss of or damage to Borrower, the Property, Borrower's property or the property of others under Borrower's control from any cause insured against or required to be insured against by the provisions of this Deed of Trust.

1.32 Covenants with Respect to Indebtedness, Operations and Fundamental Changes of Borrower.
Borrower represents, warrants and covenants as of the date hereof and until such time as the loan evidenced by the Note is paid in full, that Borrower:

(a) does not own and will not own any encumbered asset other than (i) the Property, and (ii) incidental personal property necessary for the operation of the Property;

(b) is not engaged and will not engage in any business other than the ownership, management and operation of the Property;

(c) will not enter into any contract or agreement with any member, manager, general partner, principal or affiliate of Borrower or any affiliate thereof, except in the ordinary course of business and upon terms and conditions that are intrinsically fair and are no less favorable to it than those that would be obtained in a comparable arms-length transaction with an unrelated third party;

(d) has not incurred and will not incur any debt, secured or unsecured, direct or contingent (including guaranteeing any obligation), other than (i) the secured indebtedness, and (ii) Permitted Trade Debt (hereinafter defined). As used herein, the term "Permitted Trade Debt" shall mean trade and operational debt incurred by Borrower (including, but not limited to, debt related to furniture, fixture and equipment or the leases therefor) in the ordinary course of business which satisfies each of the following requirements:

(i) with the exception of equipment leases, such trade or operational debt shall not exceed sixty (60) days in duration so long as the aggregate balance of the Loan exceeds Twenty Million and No/100 Dollars ($20,000,000.00);
(ii) such trade or operational debt and leases shall not exceed (in the aggregate with any trade debt, operational debt or leases incurred by Other Borrowers with respect to the Other Property) four percent (4%) of the then outstanding principal balance of the Loan;
(iii) all debt related to furniture, fixtures or equipment (including equipment leases) incurred by Borrower (without taking into account any similar trade or operational debt or equipment leases incurred by Other Borrowers) shall not exceed Two Hundred Fifty Thousand and No/100 Dollars ($250,000.00);
(iv) without limitation to the preceding constraints, such operational or trade debt shall be with trade creditors and be in amounts normal and reasonable under the circumstances; and
(v) except for equipment leases, such debt shall not be secured (whether by senior lien or security interests, subordinate or pari passu) by all or any portion of the Property.

(e) has not made and will not make any loans or advances to any third party (including any member, manager, general partner, principal or affiliate of Borrower, or any guarantor);

(f) is and will be solvent and pay its debts from its assets as the same shall become due; provided, however, solely for purposes of determining compliance with the provisions of this Section1.32(f) any lack of solvency or inability to pay debts by Borrower shall be evaluated on an aggregate basis with those of the Other Borrowers (or, in the event of an Uncross Amendment, with those other borrowers in a Crossed Group);

(g) has done or caused to be done and will do all things necessary to preserve its existence and corporate, limited liability company and partnership formalities (as applicable), and will not, nor will any partner, limited or general, shareholder or member thereof, amend, modify or otherwise change its partnership certificate, partnership agreement, certificate, articles of incorporation, by-laws, certificate of organization or formation, or articles of organization, operating agreement or regulations in a manner which adversely affects Borrower's, or any such partner's, member's or shareholder's existence as a single-purpose, single-asset "bankruptcy remote" entity;

(h) will conduct and operate its business as presently conducted and operated;

(i) has  maintained,  and will  maintain  books and  records  and bank  accounts
separate  from  those  of  its  affiliates,   including  its  general  partners,
principals and members;

(j) will be, and at all times will hold itself out to the public as, a legal entity separate and distinct from any other entity (including any affiliate of Borrower, any constituent party of Borrower, any guarantor or any affiliate of any constituent party or guarantor); has corrected, and shall correct any known misunderstanding regarding its status as a separate entity; has conducted, and shall conduct, its business in its own name; has paid, and will pay, its own liabilities out of its own funds and assets; has not, and shall not identify itself or any of its affiliates as a division or part of the other; and has maintained and utilized, and shall maintain and utilize a separate telephone number and separate stationery, invoices and checks from any other entity;

(k) will file its own tax returns except to the extent applicable law permits Borrower to file a consolidated return with its owners in which event Borrower shall be shown as a separate member of such group and such consolidated returns shall be maintained in a manner so as to account separately for Borrower's taxes, such that Borrower's separate information may be readily accessible;

(l) will maintain adequate capital for the normal obligations reasonably foreseeable in a business of its size and character and in light of its contemplated business operations; provided, however, solely for purposes of determining compliance with the provisions of this Section 1.32(l) capital adequacy of Borrower shall be evaluated on an aggregate basis with those of the Other Borrowers (or, in the event of an Uncross Amendment, with those other borrowers in a Crossed Group);

(m) will not, nor will any member, manager, shareholder, partner, principal or affiliate, seek the dissolution or winding up, in whole or in part, of Borrower;

(n) will not enter into any transaction of merger or consolidation, or acquire by purchase or otherwise all or substantially all of the business or assets of, or any stock or beneficial ownership of, any entity;

(o) has not, and will not commingle the funds and other assets of Borrower with those of any member, manager, general partner, principal or affiliate or any other person;

(p) has maintained, and will maintain its assets in such a manner that it is not costly or difficult to segregate, ascertain or identify its individual assets from those of any affiliate or any other person;

(q) has, and any general partner or managing member of Borrower has, at all times since their respective formation, observed all legal and customary formalities regarding their respective formation and will continue to observe all legal and customary formalities;

(r) does not and will not hold itself out to be responsible for the debts or obligations of any other person except those obligations of the Other Borrowers to Lender prior to an Uncross Amendment (and after the occurrence of an Uncross Amendment except for the other borrowers within a Crossed Group);

(s) upon the commencement of a voluntary or involuntary bankruptcy proceeding by or against Borrower, Borrower shall not seek a supplemental stay or otherwise pursuant to 11 U.S.C. 105 or any other provision of the Act, or any other debtor relief law (whether statutory, common law, case law, or otherwise) of any jurisdiction whatsoever, now or hereafter in effect, which may be or become applicable, to stay, interdict, condition, reduce or inhibit the ability of Lender to enforce any rights of Lender against any guarantor or indemnitor of the secured obligations or any other party liable with respect thereto by virtue of any indemnity, guaranty or otherwise;

(t) if Borrower is a limited partnership or a limited liability company, the general partner or managing (or sole) member (the "SPC Entity") shall be a corporation (or limited liability company) whose sole asset is its interest in Borrower and the SPC Entity will at all times comply, and will cause Borrower to comply, with each of the representations, warranties, and covenants contained in this Section 1.32 as if such representation, warranty or covenant was made directly by the SPC Entity. If Borrower is a corporation, Borrower itself shall comply with each of the representations, warranties and covenants contained in this Section 1.32 as an SPC Entity. Borrower shall at all times cause there to be at least one duly appointed member of the board of directors (an "Independent Director") of the Borrower reasonably satisfactory to Lender who shall not have been at the time of such individual's appointment, and may not have been at any time during the preceding five (5) years (i) a shareholder of, or an officer, director, attorney, counsel, partner or employee of, Borrower or any of its shareholders, subsidiaries or affiliates, (ii) a customer of, or supplier to, Borrower or any of its shareholders, subsidiaries or affiliates, (iii) a person or other entity controlling or under common control with any such shareholder, partner, supplier or customer, or (iv) a member of the immediate family of any such shareholder, officer, director, partner, employee, supplier, customer or any other director of the Borrower. As used herein, the term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person or entity, whether through ownership of voting securities, by contract or otherwise;

(u) has not caused and shall not cause, as applicable, the board of directors of Borrower, the members or managers of Borrower, or the board of directors, members or managers of any general partner of Borrower to take any action which, under the terms of the organizational documents for Borrower and its general partner or manager, as applicable, requires the unanimous affirmative vote of one hundred percent (100%) of the members of the board of directors, members or manager, unless at the time of such action there shall be at least one director, member or manager, as applicable, who is an Independent Director;

(v) shall conduct its business so that the assumptions of fact made with respect to Borrower in that certain opinion letter dated the date hereof delivered by Paine, Hamblen, Coffin, Brooke & Miller LLP (the "Non-Consolidation Opinion") with respect to non-consolidation issues, delivered in connection with the execution and delivery of the Loan Documents shall be true and correct, in all material respects at all times;

(w) upon the commencement of a voluntary or involuntary bankruptcy proceeding by or against Borrower, Borrower shall not seek a supplemental stay or otherwise pursuant to 11 U.S.C. 105 or any other provision of the Act, or any other debtor relief law (whether statutory, common law, case law, or otherwise) of any jurisdiction whatsoever, now or hereafter in effect, which may be or become applicable, to stay, interdict, condition, reduce or inhibit the ability of Lender to enforce any rights of Lender against any guarantor or indemnitor of the secured obligations or any other party liable with respect thereto by virtue of any indemnity, guaranty or otherwise; and

(x) is and shall remain organized in the State of Delaware, has and shall maintain in effect an operating agreement which provides for the continued existence of Borrower in the event of the bankruptcy or dissolution of the sole member, and shall conduct its business so that the assumptions of fact made with respect to Borrower in that certain single member limited liability company opinion letter dated the date hereof delivered by Richards, Layton & Finger (the "Single Member LLC Opinion") delivered in connection with the execution and delivery of the Loan Documents shall be true and correct, in all material respects at all times.

1.33     Litigation.
Borrower will give prompt written notice to Lender of any litigation or governmental proceedings pending or threatened (in writing) against Borrower which might have a Material Adverse Effect.

1.34     ERISA.
(a) Borrower shall not engage in any transaction which would cause any obligation, or action taken or to be taken, hereunder (or the exercise by Lender of any of its rights under the Note, this Deed of Trust or any of the other Loan Documents) to be a non-exempt (under a statutory or administrative class exemption) prohibited transaction under ERISA.

(b) Borrower further covenants and agrees to deliver to Lender such certifications or other evidence from time to time throughout the term of this Deed of Trust, as requested by Lender in its sole discretion, that (i) Borrower is not an "employee benefit plan" as defined in Section 3(3) of ERISA, which is subject to Title I of ERISA, or a "governmental plan" within the meaning of
Section 3(3) of ERISA; (ii) Borrower is not subject to state statutes regulating investments and fiduciary obligations with respect to governmental plans; and
(iii) one or more of the following  circumstances  is true:
(1) Equity interests in Borrower are publicly offered securities within the meaning of 29 C.F.R. Section 2510.3-101(b)(2) as amended from time to time or any successor provision;
(2) Less than twenty-five percent (25%) of each outstanding class of equity interests in Borrower are held by "benefit plan investors" within the meaning of 29 C.F.R. Section 2510.3-101(f)(2) as amended from time to time or any successor provision; or
(3) Borrower qualifies as an "operating company" or a "real estate operating company" within the meaning of 29 C.F.R. Section 2510.3-101(c) or (e) or an investment company registered under the Investment Company Act of 1940.

(c) BORROWER SHALL INDEMNIFY LENDER AND DEFEND AND HOLD LENDER HARMLESS FROM AND AGAINST ALL CIVIL PENALTIES, EXCISE TAXES, OR OTHER LOSS, COST, DAMAGE AND EXPENSE (INCLUDING, WITHOUT LIMITATION, REASONABLE ATTORNEYS' FEES AND DISBURSEMENTS AND COSTS INCURRED IN THE INVESTIGATION, DEFENSE AND SETTLEMENT OF CLAIMS AND LOSSES INCURRED IN CORRECTING ANY PROHIBITED TRANSACTION OR IN THE SALE OF A PROHIBITED LOAN, AND IN OBTAINING ANY INDIVIDUAL PROHIBITED TRANSACTION EXEMPTION UNDER ERISA THAT MAY BE REQUIRED, IN LENDER'S SOLE
DISCRETION) THAT LENDER MAY INCUR, DIRECTLY OR INDIRECTLY, AS A RESULT OF A DEFAULT UNDER THIS SECTION 1.34. THIS INDEMNITY SHALL SURVIVE ANY TERMINATION, SATISFACTION OR FORECLOSURE OF THIS DEED OF TRUST.

1.35     Defeasance.
(a) Notwithstanding anything to the contrary contained in the Note, this Deed of Trust or the other Loan Documents, at any time after the second (2nd) anniversary of the date that is the "startup day," within the meaning of
Section 860G(a)(9) of the Internal Revenue Code of 1986, as amended from time to time or any successor statute (the "Code"), of a "real estate mortgage investment conduit" ("REMIC") within the meaning of Section 860D of the Code, that holds the Note and this Deed of Trust and provided (unless Lender shall otherwise consent, in its sole discretion) no default has occurred and is continuing hereunder or under any of the other Loan Documents, Borrower shall have the right to obtain the release of the Property from the lien of this Deed of Trust and the other Loan Documents upon the satisfaction of each of the following conditions precedent (such transaction being referred to herein as a "Defeasance"):
(1) not less than thirty (30) days' prior written notice to Lender specifying a regular Payment Date under the Note (the "Release Date") on which the Defeasance Collateral (hereinafter defined) is to be delivered;
(2) the remittance to Lender on the related Release Date of interest accrued and unpaid on the outstanding principal amount of the Note to and including the Release Date and the scheduled amortization payment due on such Release Date, together with all other amounts then due and payable under the Note, this Deed of Trust and the other Loan Documents;
(3) the delivery on or prior to the Release Date to Lender of:

(A) an amount equal to that which is sufficient to purchase U.S. Government Securities (hereinafter defined) that provide for payments prior, but as close as possible, to all successive monthly Payment Dates (as defined in the Note) occurring after the Release Date including the payment made on the Maturity Date, with each such payment being equal to or greater than the amount of the corresponding installment of principal, interest and, if applicable, the fee of the Servicer required to be paid hereunder and/or under the Note (the "Defeasance Collateral"), each of which shall be duly endorsed by the holder thereof as directed by Lender or accompanied by a written instrument of transfer in form and substance wholly satisfactory to Lender (including, without limitation, such instruments as may be required by the depository institution holding such securities to effectuate book-entry transfers and pledges through the book-entry facilities of such institution) in order to create a first priority security interest therein in favor of Lender in conformity with all applicable state and federal laws governing granting of such security interests;

(B) a pledge and security agreement, in form and substance satisfactory to Lender, creating a first priority security interest in favor of Lender in the Defeasance Collateral (the "Defeasance Security Agreement"), which Defeasance Security Agreement shall (i) provide, among other things, that any excess received by Lender from the Defeasance Collateral over the amounts payable by Borrower hereunder shall be refunded to Borrower promptly after each Payment Date, and (ii) be included within the definition of "Deed of Trust" for purposes of each Loan Document from and after the date of its execution;

(C) a certificate of an authorized representative of Borrower certifying that the requirements set forth in this Section 1.35(a) have been satisfied;

(D) an opinion of counsel for Borrower in form and substance satisfactory to Lender to the effect that Lender has a perfected first priority security interest in the Defeasance Collateral and the Defeasance Security Agreement is enforceable against Borrower in accordance with its terms;

(E) an opinion of counsel for Lender, prepared and delivered by counsel for the Servicer at Borrower's reasonable expense, stating that any trust formed as a REMIC in connection with any Secondary Market Transaction (as defined in Section 5.32 hereof) will not fail to maintain its status as a REMIC as a result of such Defeasance;

(F) a certificate from a firm of independent public accountants acceptable to Lender certifying that the Defeasance Collateral is sufficient to satisfy the requirements of Section 1.35(a)(3)(A) hereinabove;

(G) a proposed release of the Property from this Deed of Trust, the Assignment and any UCC Financing Statements relating thereto and a termination of the Cash Management Agreement (for execution by Lender) in a form appropriate for cancellation of such documents in the jurisdiction in which the Property is located;

(H) evidence in writing from the applicable Rating Agency to the effect that the collateral substitution will not result in a downgrading, withdrawal or qualification of the respective ratings in effect immediately prior to such Defeasance for any securities issued in connection with the Secondary Market Transaction (as defined in Section 5.32 hereof) which are then outstanding;

(I) such other certificates, documents or instruments as Lender may reasonably request;

(4) the payment by Borrower to Lender of all reasonable out-of-pocket costs and expenses (including, without limitation, attorneys' and accountant's fees and disbursements, and Rating Agency fees and expenses, if any) incurred or anticipated to be incurred by Lender in connection with the satisfaction of the conditions and requirements described in this Section 1.35; and

(5) contemporaneous Defeasance election being undertaken and completed relative to the Other Properties and pursuant to the terms of the Other Deeds of Trust.

(b) Upon compliance with the requirements of this Section 1.35, the Property shall be released from the lien of this Deed of Trust, the Assignment and any UCC Financing Statements related thereto, the obligations hereunder and under the other Loan Documents with respect to the Property shall no longer be applicable and the Defeasance Collateral shall be the sole source of collateral securing the Note and all other obligations under the Loan Documents. Lender shall apply the Defeasance Collateral and the payments received therefrom to the payment of all scheduled principal and interest payments (the "Scheduled Defeasance Payments") due on all successive Payment Dates under the Note after the Release Date including the payment due on the Maturity Date. Borrower, pursuant to the Defeasance Security Agreement or other appropriate document, shall direct that the payments received from the Defeasance Collateral shall be made directly to Lender and applied to satisfy the obligations of Borrower under the Note and the Defeasance Security Agreement.

(c) In  connection  with the  release of the  Property in  accordance  with this
Section 1.35, if Borrower shall continue to own any assets other than the Defeasance Collateral, Borrower shall establish or designate a single-purpose, bankruptcy-remote successor entity acceptable to Lender (the "Successor Trustor"), with respect to which a non-consolidation opinion satisfactory in form and substance to Lender has been delivered to Lender (if such non-consolidation opinion was required of Borrower in connection with the origination of the indebtedness secured hereby) in which case Borrower shall transfer and assign to the Successor Trustor all obligations, rights and duties under the Note and the Defeasance Security Agreement, together with the pledged Defeasance Collateral. The Successor Trustor shall assume the obligations of Borrower under the Note and the Defeasance Security Agreement pursuant to an assumption agreement satisfactory to Lender in its sole discretion. As a condition to such assignment and assumption, Borrower shall (i) deliver to Lender an opinion of counsel in form and substance and delivered by counsel satisfactory to Lender in its sole discretion stating, among other things, that such assumption agreement is enforceable against Borrower and such successor entity in accordance with their respective terms, and (ii) pay all costs and expenses incurred by Lender or its agents in connection with such assignment and assumption (including, without limitation, the review of the proposed transferee and the preparation of the assumption agreement and related documentation). Upon such assumption, Borrower shall be relieved of its obligations hereunder, under the other Loan Documents and under the Defeasance Security Agreement other than those obligations which are specifically intended to survive the termination, satisfaction or assignment of this Deed of Trust or the exercise of Lender's rights and remedies hereunder.

(d) Upon the release of the Property in accordance with this paragraph, Borrower shall have no further right to prepay the Note pursuant to the other provisions of this paragraph or otherwise. In connection with the conditions set forth in
Section 1.35(a)(3)(A) above, Borrower hereby appoints Lender as its agent and attorney-in-fact for the purpose of purchasing the Defeasance Collateral with funds provided by Borrower. Borrower shall pay any and all expenses incurred in the purchase of the Defeasance Collateral and any revenue, documentary stamp or intangible taxes or any other tax or charge due in connection with the transfer of the Note or otherwise required to accomplish the agreements of this paragraph.

(e) As used herein, the term "U.S. Government Securities" shall mean non-redeemable securities evidencing an obligation to timely pay principal and/or interest in a full and timely manner that are direct obligations of the United States of America for the full and timely payment of which its full faith and credit is pledged.

(f) Notwithstanding the provisions of clauses (a)-(e) above, if at any time following the third (3rd) anniversary of the First P&I Date (as defined in the
Note)   Borrower   delivers   to   Lender   a   written   notice   pursuant   to
Section 1.35(a)(i) above specifying a Release Date and, if as a result of delays by Lender in including the Loan in a Secondary Market Transaction, Lender is unable due to REMIC restrictions to exercise its right to Defeasance on the specified Release Date, then Borrower may prepay the Note on the specified Release Date, in accordance with Section 1.2(e) of the Note. Any such permitted prepayment made on or prior to the Lockout Expiration Date (as defined in the Note) shall be accompanied with payment of Required Yield Maintenance.

1.36     Franchise  Agreement.
Borrower shall comply with all terms and provisions of that certain Franchise License Agreement ("Franchise Agreement"), dated on or about the date hereof between Borrower and WestCoast Hotels, Inc., a Washington corporation (the "Franchisor") relating to the Property, a copy of which has been delivered to Lender, and shall keep the Franchise Agreement in full force and effect so long as any portion of the secured indebtedness remains outstanding. Borrower shall promptly provide Lender with full and complete copies of all notices of default and other correspondence received by Borrower pursuant to such Franchise Agreement which relates to the performance of Borrower under such Franchise Agreement, including, without limitation, all franchise inspections (quality assurance reports). Notwithstanding anything in this Section to the contrary, Borrower shall have the right to replace the Franchisor by executing a new franchise agreement with another franchisor, which agreement and franchisor must be reasonably acceptable to Lender.

1.37     Personal  Property  Leases.
Borrower has leased certain personal property pursuant to leases (the "Personal Property Leases"), copies of which Borrower has delivered to Lender. Borrower shall comply with all terms and provisions of the Personal Property Leases and shall keep the Personal Property Leases in full force and effect (except for worn out or obsolete items replaced by Borrower) so long as any portion of the secured indebtedness remains outstanding.

1.38     Partial  Release.
If fifty percent (50%) or more of the Improvements located on the Property is taken or destroyed as described in Section 1.9(c) hereinabove, Lender may require a prepayment of the Yakima Note pursuant to such Section 1.9(c) whether or not the proceeds from such taking or destruction are adequate to fund such prepayment. The amount of such partial prepayment (the "Casualty Release Payment") shall equal the greater of (i) the casualty or condemnation proceeds, or (ii) the Minimum Release Payment (hereinafter defined). Upon payment of the Casualty Release Payment, Lender shall give written consent to Borrower to a release (a "Casualty Release") of the Property upon the satisfaction (in the determination of Lender) of the following conditions precedent (singularly and collectively referred to as a "Casualty Release Condition"):

(a) Any and all sums then due and payable to Lender under the Loan Documents pertaining to the Yakima Loan shall be fully paid (including, without limitation, principal and interest under the Yakima Note) and no event of default (as described in Article II herein) shall exist and be continuing, nor shall Lender have given Borrower notice of any event or condition which, with the passage of time or the giving of notice (or both), could result in an event of default if not cured by Borrower.

(b) Borrower shall have established a good record in the payment of sums when due under the Loan Documents.

(c) Borrower shall submit a prepared release instrument (the "Casualty Release Instrument") in form and substance satisfactory to Lender and any information necessary for Lender to process the Casualty Release Instrument, including a lot and block or metes and bounds description of the Property, the name and address of the title insurance company to whose attention the Casualty Release Instrument should be directed, numbers that reference the Casualty Release
Instrument (i.e., tax parcel numbers, title company order numbers, release numbers, etc.), the date when the Casualty Release is to become effective, the name and address of the prospective purchaser of the Property, the intended use thereof, and such other documents and information as Lender may reasonably request. The Casualty Release Instrument shall be delivered, in escrow, by Lender to the title company so designated, to be held, released, delivered and recorded in accordance with Lender's escrow instructions, which shall require delivery of the Casualty Release Payment to Lender prior to delivery and recordation of the Casualty Release Instrument and the satisfaction of all Casualty Release Conditions. In no event shall the execution and delivery of a Casualty Release Instrument affect any of Lender's obligations under this Mortgage or the other Loan Documents.

(d) All reasonable costs and expenses incurred by Lender (and any servicer of the Yakima Loan) in connection with the review, approval and execution of any Casualty Release shall be paid by Borrower prior to and as a condition of the execution of any Casualty Release Instrument, including (but not limited to) the Administration Fee (hereafter described), reasonable attorneys' fees, all costs and expenses of Lender (and any servicer of the Yakima Loan) incurred in connection with obtaining any engineering reports, opinions and consents, and the endorsement to the Title Insurance Policy. All recording fees and taxes are to be paid by Borrower.

(e) Payment to Lender of an administrative fee (the "Administration Fee") in the amount of $500.00.

(f) The satisfaction of such other conditions precedent as Lender may reasonably require.

As used herein, the term "Minimum Release Payment" shall mean the sum of the indebtedness outstanding as evidenced by the Yakima Note. Lender shall (upon written notice to Borrower) apply the required prepayment in the following order and priority: first, to the accrued interest and outstanding principal balance of the Yakima Loan, next to the accrued interest and principal balance of the Other Loans in an allocated amount and in a manner deemed appropriate by Lender in its sole discretion.

In any instance herein where the approval, consent or the exercise of judgment of Lender is required, the granting or denial of such approval or consent and the exercise of such judgment shall be (a) within the sole discretion of Lender;
(b) deemed to have been given only by a specific writing intended for the purpose and executed by Lender; and (c) free from any limitation or requirement of reasonableness, unless otherwise expressly provided. Each provision for consent, approval, inspection, review or verification by Lender is only for Lender's own purposes and benefit.

1.39  Uncrossing  the Yakima Loan and One or More of the Other Loans.
In the circumstances described in this Section 1.39, the provisions of this Deed of Trust and other Loan Documents shall be amended such that (i) this Deed of Trust shall only thereafter secure certain of the promissory notes and loans currently described on Exhibit D hereto and the terms "Other Notes" and "Note" and "Loan" and "Other Loans" shall be thereafter modified to only include such specified promissory notes and loans which shall remain so secured by this Deed of Trust, (ii) the cross-default provisions later described with respect to the deeds of trust and properties described on Exhibit E attached hereto shall be modified such that only certain of such properties and deeds of trust shall thereafter be subject to such cross-default with this Deed of Trust and the terms "Other Deeds of Trust" and "Other Properties" shall be thereafter modified to only include such specified deeds of trust and properties, and
(iii) conforming changes shall be made to all of the other Loan Documents. Such amendment to be undertaken to the Loan Documents to accomplish the modifications described in the immediately preceding sentence shall be referred to herein as an "Uncross Amendment".

(a) Uncross Amendment Undertaken at Lender's Election. At any time, or from time to time, Lender may elect and require Borrower and all of the Other Borrowers to effectuate an Uncross Amendment as Lender may elect and specify. Any Uncross Amendment required by Lender pursuant to this Section 1.39(a) shall not require Borrower's compliance with the conditions specified in Section 1.39(b) but shall be undertaken at Borrower's expense. In such circumstance, Borrower shall execute all such documents as may be reasonably required by Lender in order to undertake the Uncross Amendment and, to the extent Borrower should fail to timely execute any such documents as may be required to undertake the Uncross Amendment, Lender shall be entitled, as Borrower's agent and attorney-in-fact, to execute any such documents by and on behalf of Borrower, it being agreed and understood that such appointment is deemed coupled with an interest and hence irrevocable.

(b) Uncross Amendment Undertaken at Borrower's Election. Borrower shall be entitled to elect that an Uncross Amendment be undertaken, but only upon Borrower's written notice to Lender that Borrower so elects to cause an Uncross Amendment to be undertaken and upon Borrower's provision of evidence to Lender that the following conditions precedent to such Uncross Amendment have been fully satisfied:
(1) No default or circumstance or event shall have occurred which, with the giving of notice, the passage of time or both, would constitute an event of default hereunder or under any of the other Loan Documents shall have occurred and then be continuing; and
(2) Lender shall have received approved MAI appraisals and other financial information with respect to the Property and all of the Other Properties, which such appraisals and financial information shall satisfy the following financial requirements with respect to each group of properties or loans which, pursuant to the proposed Uncross Amendment, are proposed to be then subject to cross-collateralization and cross-default arrangements amongst each other (each such group of properties and loans being hereinafter referred to as a "Crossed Group"):

(i) the aggregate loan-to-value ratio of each Crossed Group, as determined by Lender, which would result if the proposed Uncross Amendment were to occur shall be equal to or less than fifty-five percent (55%) based upon such new MAI appraisals, all provided by appraisers and using reasonably assumptions approved by Lender and taking into account the outstanding balance of the loan in such Crossed Group should the Uncross Amendment occur;
(ii) the debt service coverage ratio of the aggregate properties and loans in each Crossed Group resulting from the proposed Uncross Amendment shall be not less than 1.80:1 based on (1) actual but ordinary revenue from the respective properties calculated on a trailing 12-month basis, (2) a limitation that total expenses (including reserves) as a percentage of total revenue is not to be less than seventy-five percent (75%), and (3) a requirement that debt service is calculated based on the greater of the debt service payments required under the loans within each Crossed Group or a hypothetical debt service which would result from such same loans bearing an eight percent (8%) interest rate and an otherwise identical amortization schedule; and
(iii) after taking into account the effect of the Uncross Amendment, Lender's estimation of cash flow available for debt service with respect to one (1) Crossed Group shall be no less than sixty percent (60%) of the aggregate cash flow available for debt service as to the Property and all of the Other Properties in the aggregate prior to the Uncross Amendment.

(3) Borrower shall execute such amendments as Lender may reasonably require with respect to this Deed of Trust and all of the other Loan Documents and shall provide such amendments to any title policy (or supplemental title information), opinion letter(s) of borrower's counsel or other similar information as Lender may reasonably require;

(4) If required under the operative documents with respect to a Secondary Market Transaction (as hereinafter defined), Lender shall have received evidence in writing from the Rating Agency (as hereinafter defined) to the effect that the Uncross Amendment will not result in a re-qualification, reduction, downgrade or withdrawal of any rating initially assigned or to be assigned in a Secondary Market Transaction or, if no such rating has been issued, in Lender's good faith judgment, such Sale shall not have an adverse effect on the level of rating obtainable in connection with the Loan or the Crossed Group; and.

(5) Borrower shall reimburse Lender for all of Lender's reasonable costs or expenses incurred with respect to the Uncross Amendment including, without limitation, reasonable attorneys' fees.

ARTICLE II
EVENTS OF DEFAULT

2.1      Events of Default.
The occurrence of any of the following events shall be a default hereunder:

(a)  Borrower  fails to  (i) make  any  payment  under  the Note  when  due,  or
(ii) timely make any regularly scheduled monthly deposit into a Reserve under this Deed of Trust or any of the other Loan Documents when due.
(b)  Borrower  fails  to  punctually  perform  any  other  covenant,  agreement, obligation, term or condition hereof which requires payment of any money to Lender and such failure continues for ten (10) days after Lender's written notice to Borrower of such amount due (it being expressly agreed and understood that no notice or grace period whatsoever shall be applicable with respect to those items described in Section 2.1(a) hereinabove).
(c) Borrower fails to provide insurance as required by Section 1.4 hereof or fails to perform any covenant, agreement, obligation, term or condition set forth in Section 1.16 or Section 1.30 hereof; provided, however, the cancellation of any such insurance due to Lender's failure to pay the premium thereof in accordance with Section 1.6 hereof shall not be an event of default hereunder.
(d) Borrower fails to perform any other covenant, agreement, obligation, term or condition set forth herein, other than those otherwise described in this
Section 2.1, and, to the extent such failure or default is susceptible of being cured, the continuance of such failure or default for thirty (30) days after written notice thereof from Lender to Borrower; provided, however, that if such default is susceptible of cure but such cure cannot be accomplished with reasonable diligence within said period of time, and if Borrower commences to cure such default promptly after receipt of notice thereof from Lender, and thereafter prosecutes the curing of such default with reasonable diligence, such period of time shall be extended for such period of time as may be necessary to cure such default with reasonable diligence, but not to exceed an additional ninety (90) days.
(e) Any representation or warranty made herein, in or in connection with any application or commitment relating to the Loan, or in any of the other Loan Documents to Lender by Borrower, by any principal, managing member or general partner in Borrower or by any indemnitor or guarantor under any indemnity or guaranty executed in connection with the Loan is determined by Lender to have been false or misleading in any material respect at the time made and, to the extent such default is susceptible of being cured, the continuance of such default for thirty (30) days after written notice therefrom from Lender to Borrower.
(f) There shall be a sale, conveyance, disposition, alienation, hypothecation, leasing, assignment, pledge, mortgage, granting of a security interest in or other transfer or further encumbrancing of the Property, Borrower or its owners, or any portion thereof or any interest therein, in violation of Section 1.13 hereof.
(g) A default occurs under any of the other Loan Documents which has not been cured within any applicable grace or cure period therein provided.
(h) Borrower, any principal, general partner or managing member (as applicable) in Borrower, WestCoast Hospitality, Red Lion Hotels, Inc., Red Lion Hotel Properties, Inc., WCH, or any indemnitor or guarantor under any indemnity or guaranty executed in connection with the Loan becomes insolvent, or shall make a transfer in fraud of Lender or other creditors, or shall make an assignment for the benefit of creditors other than Lender, shall file a petition in bankruptcy, shall voluntarily be adjudicated insolvent or bankrupt or shall admit in writing the inability to pay debts as they mature, shall petition or apply to any tribunal for or shall consent to or shall not contest the appointment of a receiver, trustee, custodian or similar officer for Borrower, for any such principal, general partner or managing member of Borrower, WestCoast Hospitality, Red Lion Hotels, Inc., Red Lion Hotel Properties, Inc., WCH, or for any such indemnitor or guarantor or for a substantial part of the assets of Borrower, of any such principal, general partner or managing member of Borrower or of WestCoast Hospitality, Red Lion Hotels, Inc., Red Lion Hotel Properties, Inc., WCH, or of any such indemnitor or guarantor, or shall commence any case, proceeding or other action under any bankruptcy, reorganization, arrangement, readjustment or debt, dissolution or liquidation law or statute of any jurisdiction, whether now or hereafter in effect.
(i) A petition ("Petition") is filed or any case, proceeding or other action is commenced against Borrower, against any principal, general partner or managing member of Borrower or against any indemnitor or guarantor under any indemnity or guaranty executed in connection with the Loan seeking to have an order for relief entered against it as debtor or seeking reorganization, arrangement, adjustment, liquidation, dissolution or composition of it or its debts or other relief under any law relating to bankruptcy, insolvency, arrangement, reorganization, receivership or other debtor relief under any law or statute of any jurisdiction, whether now or hereafter in effect, or a court of competent jurisdiction enters an order for relief against Borrower, against any principal, general partner or managing member of Borrower or against any indemnitor or guarantor under any indemnity or guaranty executed in connection with the Loan, as debtor, or an order, judgment or decree is entered appointing, with or without the consent of Borrower, of any such principal, general partner or managing member of Borrower or of any such indemnitor or guarantor, a receiver, trustee, custodian or similar officer for Borrower, for any such principal, general partner or managing member of Borrower or for any such indemnitor or guarantor, or for any substantial part of any of the properties of Borrower, of any such principal, general partner or managing member of Borrower or of any such indemnitor or guarantor, and if any such event shall occur, such Petition, case, proceeding, action, order, judgment or decree shall not be dismissed within sixty (60) days after being commenced.
(j) Borrower solicits or aids the solicitation of the filing of any Petition against Borrower including, without limitation: (i) providing information regarding the identity of creditors or the nature of creditors' claims to any third party in connection with the filing of a Petition unless compelled to do so by order of a court of competent jurisdiction or by regulation promulgated by a governmental agency, or (ii) paying the legal fees or expenses of any creditor of or interest holder in Borrower in connection with the filing of the Petition.
(k) The Property or any material part thereof shall be taken on execution or other process of law in any action against Borrower and, to the extent such default is susceptible of being cured, the continuance of such default for thirty (30) days after written notice thereof from Lender to Borrower.
(l)      Borrower abandons all or a material portion of the Property.
(m) The holder of any lien or security interest on the Property (without implying the consent of Lender to the existence or creation of any such lien or security interest), whether superior or subordinate to this Deed of Trust or any of the other Loan Documents, declares a default and such default is not cured within any applicable grace or cure period set forth in the applicable document or such holder institutes foreclosure or other proceedings for the enforcement of its remedies thereunder and, to the extent such default is susceptible of being cured, the continuance of such default for thirty (30) days after written notice thereof from Lender to Borrower.
(n) The Property, or any part thereof, is subjected to actual or threatened waste or to removal, demolition or material alteration so that the value of the Property is materially diminished thereby and Lender reasonably determines that it is not adequately protected from any loss, damage or risk associated therewith and, to the extent such default is susceptible of being cured, the continuance of such default for thirty (30) days after written notice thereof from Lender to Borrower.
(o) Any dissolution,  termination,  partial or complete  liquidation,  merger or consolidation of Borrower, its managing member(s) or WCH or WestCoast Hospitality or Red Lion Hotels, Inc. or Red Lion Hotel Properties, Inc. (other than a consolidation, merger or similar event amongst affiliated parties and undertaken consistent with the requirements of Section 1.13 hereof).
(p) Any franchise agreement or management agreement affecting the Property is terminated and is not replaced with a franchise agreement or management agreement, as applicable, reasonably acceptable to Lender within sixty (60) days of such termination.
(q) Any liquor license relating to the Property, if any, ceases to be in full force and effect, and such liquor license is not restored within sixty (60) days, except with Lender's prior written consent.
(r) If any of the facts forming the basis of the assumptions set forth in the Non-Consolidation Opinion, shall no longer be true and correct in all material respects. and, to the extent such default is susceptible of being cured, the continuance of such default for thirty (30) days after written notice thereof from Lender to Borrower.
(s) If any of the facts forming the basis of the assumptions set forth in the Single Member LLC Opinion, shall no longer be true and correct in all material respects.
(t) The occurrence of any default (and expiration of any expressly provided grace or cure period relative thereto) pursuant to any of those nine (9) certain Deed of Trusts and Security Agreements (collectively, "Other Deeds of Trust"), all dated of even date herewith executed by the entities as indicated on Exhibit E attached hereto and incorporated herein by reference, to a trustee for the benefit of Lender relative to properties located in the counties and states as indicated on Exhibit E (collectively, "Other Properties") and more particularly described in the other Deeds of Trust.

ARTICLE III
REMEDIES

3.1      Remedies  Available.
If there shall occur a default under this Deed of Trust, and such default has not been cured within any applicable grace or cure period, then this Deed of Trust is subject to foreclosure as provided by law and Lender may, at its option and by or through a trustee, nominee, assignee or otherwise, to the fullest extent permitted by law, exercise any or all of the following rights, remedies and recourses, either successively or concurrently:

(a) Acceleration. Accelerate the Maturity Date and declare any or all of the indebtedness secured hereby to be immediately due and payable without any presentment, demand, protest, notice or action of any kind whatever (each of which is hereby expressly waived by Borrower), whereupon the same shall become immediately due and payable. Upon any such acceleration, payment of such accelerated amount shall constitute a prepayment of the principal balance of the Note and any applicable prepayment fee provided for in the Note shall then be immediately due and payable.
(b) Entry on the Property. Without in any way curing or waiving any default of Borrower, either in person or by agent or by court-appointed receiver, with or without bringing any action or proceeding, or by a receiver appointed by a court and without regard to the adequacy of its security, enter upon and take possession of the Property, or any part thereof, in its own name or in the name of the Trustee, without force or with such force as is permitted by law and without notice or process or with such notice or process as is required by law, unless such notice and process are waivable, in which case Borrower hereby waives such notice and process, and do any and all acts and perform any and all work which may be desirable or necessary in Lender's judgment to complete any unfinished construction on the Land, to preserve and/or enhance the value, marketability or rentability of the Property, to increase the income therefrom, to manage and operate the Property or to protect the security hereof, and all sums expended by Lender therefor, together with interest thereon at the Default Interest Rate (as defined in the Note), shall be immediately due and payable to Lender by Borrower on demand and shall be secured hereby and by all of the other Loan Documents securing all or any part of the indebtedness evidenced by the Note.
(c) Collect Rents and Profits. With or without taking possession of the Property, sue for or otherwise collect the Rents and Profits, including those past due and unpaid, and apply the same, less costs and expenses of operation and collection, including reasonable attorneys' fees, upon any indebtedness secured hereby, all in such order as Lender in its discretion may determine.
(d) Appointment of Receiver. Upon, or at any time prior or after, initiating the exercise of any power of sale, instituting any judicial foreclosure or instituting any other foreclosure of the liens and security interests provided for herein or any other legal proceedings hereunder, make application, ex parte, to a court of competent jurisdiction for appointment of a receiver for all or any part of the Property, as a matter of strict right and without notice to Borrower and without regard to the adequacy of the Property for the repayment of the indebtedness secured hereby or the solvency of Borrower or any person or persons liable for the payment of the indebtedness secured hereby, and Borrower does hereby irrevocably consent to such appointment, waives any and all notices of and defenses to such appointment and agrees not to oppose any application therefor by Lender, but nothing herein is to be construed to deprive Lender of any other right, remedy or privilege Lender may now have under the law to have a receiver appointed, provided, however, that the appointment of such receiver, trustee or other appointee by virtue of any court order, statute or regulation shall not impair or in any manner prejudice the rights of Lender to receive payment of the Rents and Profits pursuant to other terms and provisions of this Deed of Trust or the Assignment. Any such receiver shall have all of the usual powers and duties of receivers in similar cases, including, without limitation, the full power to hold, develop, rent, lease, manage, maintain, operate and otherwise use or permit the use of the Property upon such terms and conditions as said receiver may deem to be prudent and reasonable under the circumstances as more fully set forth in Section 3.3 below. Such receivership shall, at the option of Lender, continue until full payment of all of the indebtedness secured hereby or until title to the Property shall have passed by foreclosure sale under this Deed of Trust or deed in lieu of foreclosure.
(e) Foreclosure. Immediately commence an action to foreclose this Deed of Trust or to specifically enforce its provisions or any of the indebtedness secured hereby, pursuant to the applicable Washington state law, and sell the Property or cause the Property to be sold in accordance with the requirements and procedures provided by the applicable Washington state law in a single parcel or in several parcels at the option of Lender.

(1) In the event foreclosure proceedings are filed by Lender, all expenses incident to such proceedings, including, but not limited to, attorneys' fees and costs, shall be paid by Borrower and secured by this Deed of Trust and by all of the other Loan Documents securing all or any part of the indebtedness evidenced by the Note. The secured indebtedness and all other obligations secured by this Deed of Trust, including, without limitation, interest at the Default Interest Rate (as defined in the Note), any prepayment charge, fee or premium required to be paid under the Note in order to prepay principal (to the extent permitted by applicable law), reasonable attorneys' fees and any other amounts due and unpaid to Lender under the Loan Documents, may be bid by Lender in the event of a foreclosure sale hereunder. In the event of a judicial sale pursuant to a foreclosure decree, it is understood and agreed that Lender or its assigns may become the purchaser of the Property or any part thereof.
(2) Lender may, by following the procedures and satisfying the requirements prescribed by applicable law, foreclose on all or only a portion of the Property and, in such event, said foreclosure shall not affect the lien of this Deed of Trust on the remaining portion of the Property.

(f) Trustee's Sale. Cause the Trustee to sell the Property at a trustee's sale in accordance with the non-judicial foreclosure procedures required by Washington law.
(g) Judicial Remedies. Proceed by suit or suits, at law or in equity, instituted by Lender, or Trustee, upon written request of Lender, to enforce the payment of the indebtedness secured hereby or the other obligations of Borrower hereunder or pursuant to the Loan Documents, to foreclose the liens and security interests of this Deed of Trust as against all or any part of the Property, and to have all or any part of the Property sold under the judgment or decree of a court of competent jurisdiction. In the event of a judicial sale pursuant to a foreclosure decree, it is understood and agreed that Lender or its assigns may become the purchaser of the Property. This remedy shall be cumulative of any other non-judicial remedies available to the Lender with respect to the Loan Documents. Proceeding with the request or receiving a judgment for legal relief shall not be or be deemed to be an election of remedies or bar any available non-judicial remedy of the Lender.
(h) Security Agreement Remedies. Expenses of retaking, holding, preparing for sale, selling or the like (including, without limitation, Lender's reasonable attorneys' fees and legal expenses), together with interest thereon at the Default Interest Rate from the date incurred by Lender until actually paid by Borrower, shall be paid by Borrower on demand and shall be secured by this Deed of Trust and by all of the other Loan Documents securing all or any part of the indebtedness evidenced by the Note. If notice is required by law, Lender shall give Borrower at least ten (10) days' prior written notice of the time and place of any public sale of such property or of the time of or after which any private sale or any other intended disposition thereof is to be made, and if such notice is sent to Borrower, as the same is provided for the mailing of notices herein, it is hereby deemed that such notice shall be and is reasonable notice to Borrower. No such notice is necessary for any such property which is perishable, threatens to decline speedily in value or is of a type customarily sold on a recognized market. Any sale made pursuant to the provisions of this
Section 3.1(h) shall be deemed to have been a public sale conducted in a commercially reasonable manner if held contemporaneously with the foreclosure sale as provided in Section 3.1(e) hereof upon giving the same notice with respect to the sale of the Property hereunder as is required under said
Section 3.1(e). Furthermore, to the extent permitted by law, in conjunction with, in addition to or in substitution for the rights and remedies available to Lender pursuant to any applicable Uniform Commercial Code:

(i) In the event of a foreclosure sale, the Property may, at the option of Lender, be sold as a whole; and
(ii) It shall not be necessary that Lender take possession of the aforementioned Collateral (as defined in Section 1.21 herein), or any part thereof, prior to the time that any sale pursuant to the provisions of this Section is conducted and it shall not be necessary that said Collateral, or any part thereof, be present at the location of such sale; and
(iii) Lender may appoint or delegate any one or more persons as agent to perform any act or acts necessary or incident to any sale held by Lender, including the sending of notices and the conduct of the sale, but in the name and on behalf of Lender.

(i) Other. Exercise any other right or remedy available hereunder, under any of the other Loan Documents or at law or in equity.

3.2      Application  of  Proceeds.
To the fullest extent permitted by law, the proceeds of any sale under this Deed of Trust shall be applied, to the extent funds are so available, to the following items in such order as Lender in its discretion may determine:

(a) To payment of the costs, expenses and fees of taking possession of the Property, and of holding, operating, maintaining, using, leasing, repairing, improving, marketing and selling the same and of otherwise enforcing Lender's right and remedies hereunder and under the other Loan Documents, including, but not limited to, a reasonable fee to the Trustee, receivers' fees, court costs, attorneys', accountants', appraisers', auctioneers', managers' and other professionals' fees, title charges and transfer taxes and payment of all expenses, liabilities and advances of Trustee.
(b) To payment of all sums expended by Lender under the terms of any of the Loan Documents and not yet repaid, together with interest on such sums at the Default Interest Rate (as defined in the Note).
(c) To payment of the secured indebtedness and all other obligations secured by this Deed of Trust, including, without limitation, interest at the Default Interest Rate (as defined in the Note) for any applicable period and, to the extent permitted by applicable law, any prepayment fee, charge or premium required to be paid under the Note in order to prepay principal, in any order that Lender chooses in its sole discretion.
(d) The remainder, if any, of such funds shall be disbursed to Borrower or to the person or persons legally entitled thereto.

3.3 Right and Authority of Receiver or Lender in the Event of Default; Power of Attorney.
Upon the occurrence of a default hereunder, which default is not cured within any applicable grace or cure period, and entry upon the Property pursuant to
Section 3.1(b) hereof or appointment of a receiver pursuant to Section 3.1(d) hereof, and under such terms and conditions as may be prudent and reasonable under the circumstances in Lender's or the receiver's sole discretion, all at Borrower's expense, Lender or said receiver, or such other persons or entities as they shall hire, direct or engage, as the case may be, may do or permit one or more of the following, successively or concurrently: (a) enter upon and take possession and control of any and all of the Property; (b) take and maintain possession of all documents, books, records, papers and accounts relating to the Property; (c) manage and operate the Property; (d) preserve and maintain the Property; (e) make repairs and alterations to the Property; (f) complete any construction or repair of the Improvements, with such changes, additions or modifications of the plans and specifications or intended disposition and use of the Improvements as Lender may in its sole discretion deem appropriate or desirable to place the Property in such condition as will, in Lender's sole discretion, make it or any part thereof readily marketable or rentable;
(g) conduct a marketing or leasing program with respect to the Property, or employ a marketing or leasing agent or agents to do so, directed to the leasing or sale of the Property under such terms and conditions as Lender may in its sole discretion deem appropriate or desirable; (h) employ such contractors, subcontractors, materialmen, architects, engineers, consultants, managers, brokers, marketing agents, or other employees, agents, independent contractors or professionals, as Lender may in its sole discretion deem appropriate or desirable to implement and effectuate the rights and powers herein granted;
(i) execute and deliver, in the name of Lender as attorney-in-fact and agent of Borrower or in its own name as Lender, such documents and instruments as are necessary or appropriate to consummate authorized transactions; (j) enter into such leases, whether of real or personal property, or tenancy agreements, under such terms and conditions as Lender may in its sole discretion deem appropriate or desirable; (k) collect and receive the Rents and Profits from the Property;
(l) eject tenants or repossess personal property, as provided by law, for breaches of the conditions of their leases or other agreements; (m) sue for unpaid Rents and Profits, payments, income or proceeds in the name of Borrower or Lender; (n) maintain actions in forcible entry and detainer, ejectment for possession and actions in distress for rent; (o) compromise or give acquittance for Rents and Profits, payments, income or proceeds that may become due;
(p) delegate or assign any and all rights and powers given to Lender by this Deed of Trust; and (q) do any acts which are necessary to protect the security hereof and use such measures, legal or equitable, reasonably necessary to implement and effectuate the provisions of this Deed of Trust. This Deed of Trust shall constitute a direction to and full authority to any lessee, or other third party who has heretofore dealt or contracted or may hereafter deal or contract with Borrower or Lender, at the request of Lender, to pay all amounts owing under any lease, contract, concession, license or other agreement to Lender without proof of the default relied upon. Any such lessee or third party is hereby irrevocably authorized to rely upon and comply with (and shall be fully protected by Borrower in so doing) any request, notice or demand by Lender for the payment to Lender of any Rents and Profits or other sums which may be or thereafter become due under its lease, contract, concession, license or other agreement, or for the performance of any undertakings under any such lease, contract, concession, license or other agreement, and shall have no right or duty to inquire whether any default under this Deed of Trust or under any of the other Loan Documents has actually occurred or is then existing. Borrower hereby constitutes and appoints Lender, its assignees, successors, transferees and nominees, as Borrower's true and lawful attorney-in-fact and agent, with full power of substitution in the Property, in Borrower's name, place and stead, to do or permit any one or more of the foregoing described rights, remedies, powers and authorities, successively or concurrently, and said power of attorney shall be deemed a power coupled with an interest and irrevocable so long as any indebtedness secured hereby is outstanding. Any money advanced by Lender in connection with any action taken under this Section 3.3, together with interest thereon at the Default Interest Rate (as defined in the Note) from the date of making such advancement by Lender until actually paid by Borrower, shall be a demand obligation owing by Borrower to Lender and shall be secured by this Deed of Trust and by every other instrument securing the secured indebtedness.

3.4      Occupancy  After  Foreclosure.
In the event there is a foreclosure or comparable sale or sales hereunder and at the time of such sale or sales, Borrower or Borrower's representatives, successors or assigns, or any other persons claiming any interest in the Property by, through or under Borrower (except tenants of space in the Improvements subject to leases entered into prior to the date hereof), are occupying or using the Property, or any part thereof, then, to the extent not prohibited by applicable law, each and all shall, at the option of Lender or the purchaser at such sale, as the case may be, immediately become the tenant of the purchaser at such sale, which tenancy shall be a tenancy from day-to-day, terminable at the will of either landlord or tenant, at a reasonable rental per day based upon the value of the Property occupied or used, such rental to be due daily to the purchaser. Further, to the extent permitted by applicable law, in the event the tenant fails to surrender possession of the Property upon the termination of such tenancy, the purchaser shall be entitled to institute and maintain an action for unlawful detainer of the Property in the appropriate court of the county in which the Land is located.

3.5 Notice to Account Debtors.
Lender may, at any time after a default hereunder, which default is not cured within any applicable grace or cure period, notify the account debtors and obligors of any accounts, chattel paper, negotiable instruments or other evidences of indebtedness to Borrower included in the Property to pay Lender directly. Borrower shall at any time or from time to time upon the request of Lender provide to Lender a current list of all such account debtors and obligors and their addresses.

3.6      Cumulative  Remedies.
All remedies contained in this Deed of Trust are cumulative and Lender shall also have all other remedies provided at law and in equity or in any other Loan Documents. Such remedies may be pursued separately, successively or concurrently at the sole subjective direction of Lender and may be exercised in any order and as often as occasion therefor shall arise. No act of Lender shall be construed as an election to proceed under any particular provisions of this Deed of Trust to the exclusion of any other provision of this Deed of Trust or as an election of remedies to the exclusion of any other remedy which may then or thereafter be available to Lender. No delay or failure by Lender to exercise any right or remedy under this Deed of Trust shall be construed to be a waiver of that right or remedy or of any default hereunder. Lender may exercise any one or more of its rights and remedies at its option without regard to the adequacy of its security.

3.7      Payment of Expenses.
Borrower shall pay on demand all of Lender's expenses reasonably incurred in any efforts to enforce any terms of this Deed of Trust, whether or not any lawsuit is filed and whether or not foreclosure is commenced but not completed, including, but not limited to, reasonable legal fees and disbursements, including those incurred at trial, on appeal and on petition for review, in arbitration and mediation proceedings and in connection with negotiation, compromise or settlement of the secured or unsecured obligations and any proceedings for relief in bankruptcy, foreclosure costs and the costs of searching records, obtaining title reports, surveyors' reports, engineering and environmental reports, attorneys' opinions, title insurance policies, appraisals, expert witness fees and fees for the trustee under the deed of trust, together with interest thereon from and after the date incurred by Lender until actually paid by Borrower at the Default Interest Rate (as defined in the Note), and the same shall be secured by this Deed of Trust and by all of the other Loan Documents securing all or any part of the indebtedness evidenced by the Note.

ARTICLE IV
CONCERNING THE TRUSTEE

4.1      No  Required  Action.
Trustee shall not be required to take any action toward the execution and enforcement of the trust hereby created or to institute, appear in, or defend any action, suit, or other proceeding in connection therewith where, in his opinion, such action would be likely to involve him in expense or liability, unless requested so to do by a written instrument signed by Lender and, if Trustee so requests, unless Trustee is tendered security and indemnity satisfactory to Trustee against any and all cost, expense, and liability arising therefrom. Trustee shall not be responsible for the execution, acknowledgment, or validity of the Loan Documents, or for the proper authorization thereof, or for the sufficiency of the lien and security interest purported to be created hereby, and Trustee makes no representation in respect thereof or in respect of the rights, remedies, and recourses of Lender.

4.2      Certain  Rights.
With the approval of Lender, Trustee shall have the right to take any and all of the following actions: (i) to select, employ, and consult with counsel (who may be, but need not be, counsel for Lender) upon any matters arising hereunder, including the preparation, execution, and interpretation of the Loan Documents, and shall be fully protected in relying as to legal matters on the advice of counsel, (ii) to execute any of the trusts and powers hereof and to perform any duty hereunder either directly or through his agents or attorneys, (iii) to select and employ, in and about the execution of his duties hereunder, suitable accountants, engineers and other experts, agents and attorneys-in-fact, either corporate or individual, not regularly in the employ of Trustee (and Trustee shall not be answerable for any act, default, negligence, or misconduct of any such accountant, engineer or other expert, agent or attorney-in-fact, if selected with reasonable care, or for any error of judgment or act done by Trustee in good faith, or be otherwise responsible or accountable under any circumstances whatsoever, except for Trustee's gross negligence or bad faith), and (iv) any and all other lawful action that Lender may instruct Trustee to take to protect or enforce Lender's rights hereunder. Trustee shall not be personally liable in case of entry by Trustee, or anyone entering by virtue of the powers herein granted to Trustee, upon the Property for debts contracted for or liability or damages incurred in the management or operation of the Property. Trustee shall have the right to rely on any instrument, document, or signature authorizing or supporting any action taken or proposed to be taken by Trustee hereunder, believed by Trustee in good faith to be genuine. Trustee shall be entitled to reimbursement for expenses incurred by Trustee in the performance of Trustee's duties hereunder and to reasonable compensation for such of Trustee's services hereunder as shall be rendered. Borrower will, from time to time, pay the compensation due to Trustee hereunder and reimburse Trustee for, and save Trustee harmless against, any and all liability and expenses which may be incurred by Trustee in the performance of Trustee's duties except for liabilities arising from Trustee's gross negligence or willful misconduct.

4.3      Retention of Money.
All moneys received by Trustee shall, until used or applied as herein provided, be held in trust for the purposes for which they were received, but need not be segregated in any manner from any other moneys (except to the extent required by applicable law), and Trustee shall be under no liability for interest on any moneys received by Trustee hereunder.

4.4      Successor  Trustees.
Trustee may resign by the giving of notice of such resignation in writing or verbally to Lender. If Trustee shall die, resign, or become disqualified from acting in the execution of this trust, or if, for any reason, Lender shall prefer to appoint a substitute trustee or multiple substitute trustees, or successive substitute trustees or successive multiple substitute trustees, to act instead of the aforenamed Trustee, Lender shall have full power to appoint a substitute trustee (or, if preferred, multiple substitute trustees) in succession who shall succeed (and if multiple substitute trustees are appointed, each of such multiple substitute trustees shall succeed) to all the estates, rights, powers, and duties of the aforenamed Trustee. Such appointment may be executed by any authorized agent of Lender, and if such Lender be a corporation and such appointment be executed in its behalf by any officer of such corporation, such appointment shall be conclusively presumed to be executed with authority and shall be valid and sufficient without proof of any action by the board of directors or any superior officer of the corporation. Borrower hereby ratifies and confirms any and all acts which the aforenamed Trustee, or his successor or successors in this trust, shall do lawfully by virtue hereof. If multiple substitute Trustees are appointed, each of such multiple substitute Trustees shall be empowered and authorized to act alone without the necessity of the joinder of the other multiple substitute trustees, whenever any action or undertaking of such substitute trustees is requested or required under or pursuant to this Deed of Trust or applicable law.

4.5      Perfection  of  Appointment.
Should any deed, conveyance, or instrument of any nature be required from Borrower by any Trustee or substitute Trustee to more fully and certainly vest in and confirm to the Trustee or substitute Trustee such estates, rights, powers, and duties, then, upon request by the Trustee or substitute Trustee, any and all such deeds, conveyances and instruments shall be made, executed, acknowledged, and delivered and shall be caused to be recorded and/or filed by Borrower.

4.6      Succession  Instruments.
Any substitute Trustee appointed pursuant to any of the provisions hereof shall, without any further act, deed, or conveyance, become vested with all the estates, properties, rights, powers, and trusts of its or his predecessor in the rights hereunder with like effect as if originally named as Trustee herein; but nevertheless, upon the written request of Lender or of the substitute Trustee, the Trustee ceasing to act shall execute and deliver any instrument transferring to such substitute Trustee, upon the trusts herein expressed, all the estates, properties, rights, powers, and trusts of the Trustee so ceasing to act, and shall duly assign, transfer and deliver any of the property and moneys held by such Trustee to the substitute Trustee so appointed in the Trustee's place.

4.7      No Representation by Trustee.
By accepting or approving anything required to be observed, performed, or fulfilled or to be given to Trustee (on its own behalf or on behalf of Lender) pursuant to the Loan Documents, including, without limitation, any officer's certificate, balance sheet, statement of profit and loss or other financial statement, survey, appraisal, or insurance policy, neither Trustee nor Lender shall be deemed to have warranted, consented to, or affirmed the sufficiency, legality, effectiveness, or legal effect of the same, or of any term, provision, or condition thereof, and such acceptance or approval thereof shall not be or constitute any warranty or affirmation with respect thereto by Trustee, either on its own behalf or on behalf of Lender.

ARTICLE V
MISCELLANEOUS TERMS AND CONDITIONS

5.1      Time of Essence.
Time is of the essence with respect to all provisions of this Deed of Trust.

5.2      Reconveyance  by Trustee.
Upon written request of Lender stating that all sums and obligations secured hereby have been paid and satisfied, and upon surrender of this Deed of Trust and the Note to Trustee for cancellation and retention and upon payment by Borrower of Trustee's fees, Trustee shall reconvey to Borrower, or the person or persons legally entitled thereto, without warranty, any portion of the Property then held hereunder. The recitals in such reconveyance of any matters or facts shall be conclusive proof of the truthfulness thereof. The grantee in any reconveyance may be described as "the person or persons legally entitled thereto."

5.3      Certain  Rights  of  Lender.
Without affecting Borrower's liability for the payment of any of the indebtedness secured hereby, Lender may from time to time and without notice to
Borrower: (a) release any person liable for the payment of the indebtedness secured hereby; (b) extend or modify the terms of payment of the indebtedness secured hereby; (c) accept additional real or personal property of any kind as security or alter, substitute or release any property securing the indebtedness secured hereby; (d) recover any part of the Property; (e) consent in writing to the making of any subdivision map or plat thereof; (f) join in granting any easement therein; or (g) join in any extension agreement of this Deed of Trust or any agreement subordinating the lien hereof.

5.4      Notices.
Any notice, report, demand, request or other instrument authorized or required to be given or furnished hereunder, under any of the other Loan Documents or as required by law ("Notices") shall be in writing and shall be given as follows:
(a) by hand delivery; (b) by deposit in the United States mail as first class certified mail, return receipt requested, postage paid; (c) by expedited, prepaid, nationwide courier service, either commercial or United States Postal Service, with proof of actual or attempted delivery; or (d) by telecopy transmission (other than for notices of default) with a confirmation copy to be delivered by duplicate notice in accordance with any of clauses (a)-(c) above, in each case, addressed to the party intended to receive the same at the following address(es):

Lender:
Column Financial, Inc.
11 Madison Avenue
5th Floor
New York, New York 10010-3629
Attention: Edmund Taylor
Telecopier: (212) 325-8106
Re: Red Lion Hotel Yakima Center
Yakima, Washington

with copies to:
Credit Suisse First Boston Mortgage Capital LLC
Legal & Compliance Department
One Madison Avenue
New York, New York 10010
Attention: Pamela L. McCormack, Esq.
Telecopier: (917) 326-7805
Re: Red Lion Hotel Yakima Center
Yakima, Washington

and Servicer:
KeyCorp Real Estate Capital Markets, Inc.
911 Main Street
Suite 1500
Kansas City, Missouri 64105
Attention: Diane Haislip
Telecopier: (216) 357-6543
or any successor servicer of the Loan.
Re: Red Lion Hotel Yakima Center
Yakima, Washington

Borrower:
WHC807, LLC
c/o WestCoast Hospitality Corporation
201 W. North River Drive, Suite 100
Spokane, Washington 99201
Attention: Chief Financial Officer
Telecopier: (509) 325-7324

with a copy to:
Paine, Hamblen, Coffin, Brooke & Miller LLP
717 W. Sprague, Suite 1200
Spokane, Washington 99202
Attention: Thomas L. McKeirnan, Esq.
Telecopier: (509) 838-0007

Any party may change the address to which any such Notice is to be delivered to any other address within the United States of America, by furnishing ten (10) days written notice of such change to the other parties in accordance with the provisions of this Section 5.4. All notices, demands and requests shall be effective upon personal delivery, or one (1) business day after being deposited with the private courier service, or two (2) business days after being deposited in the United States mail as required above. The inability to deliver Notices because of a changed address of which no Notice was given, or rejection or refusal to accept any Notice offered for delivery shall be deemed to be receipt of the Notice as of the date of such inability to deliver or rejection or refusal to accept delivery. Notice for either party may be given by its respective counsel. Additionally, Notice from Lender may also be given by the Servicer.

5.5      Successors and Assigns.
The terms, provisions, indemnities, covenants and conditions hereof shall be binding upon Borrower and the successors and assigns of Borrower, including all successors in interest in and to all or any part of the Property, and shall inure to the benefit of Lender and its successors and assigns and shall constitute covenants running with the land. If Borrower consists of more than one person or entity, each will be jointly and severally liable to perform the obligations of Borrower.

5.6      Severability.
A determination that any provision of this Deed of Trust is unenforceable or invalid shall not affect the enforceability or validity of any other provision.

5.7      Gender.
Within this Deed of Trust, words of any gender shall be held and construed to include any other gender, and words in the singular shall be held and construed to include the plural, and vice versa, unless the context otherwise requires.

5.8      Waiver;  Discontinuance  of  Proceedings.
Lender may waive any single default by Borrower hereunder without waiving any other prior or subsequent default, and may remedy any default by Borrower hereunder without waiving the default remedied. Neither the failure or delay by Lender in exercising, any right, power or remedy upon any default by Borrower hereunder shall be construed as a waiver of such default or as a waiver of the right to exercise any such right, power or remedy at a later date. No single or partial exercise by Lender of any right, power or remedy hereunder shall exhaust the same or shall preclude any other or further exercise thereof, and every such right, power or remedy hereunder may be exercised at any time and from time to time. No modification or waiver of any provision hereof nor consent to any departure by Borrower therefrom shall in any event be effective unless the same shall be in writing and signed by Lender, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose given. No notice to nor demand on Borrower in any case shall of itself entitle Borrower to any other or further notice or demand in similar or other circumstances. Acceptance by Lender of any payment in an amount less than the amount then due on any of the secured indebtedness shall be deemed an acceptance on account only and shall not in any way affect the existence of a default hereunder.

5.9      Section  Headings.
The headings of the sections and paragraphs of this Deed of Trust are for convenience of reference only, are not to be considered a part hereof and shall not limit or otherwise affect any of the terms hereof.

5.10     GOVERNING  LAW.
THIS DEED OF TRUST WILL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF WASHINGTON, PROVIDED THAT TO THE EXTENT THAT ANY OF SUCH LAWS MAY NOW OR HEREAFTER BE PREEMPTED BY FEDERAL LAW, SUCH FEDERAL LAW SHALL SO GOVERN AND BE CONTROLLING.

5.11     Counting  of Days.
The term "days" when used herein shall mean calendar days. If any time period ends on a Saturday, Sunday or holiday officially recognized by the state within which the Land is located, the period shall be deemed to end on the next succeeding business day; provided, however, that in the case of payments due by Borrower to Lender on a Saturday, Sunday or holiday (e.g., monthly deposits into Reserves, payments on the Note, etc.) such payments shall be deemed due on the immediately preceding business day. The term "business day" or "Business Day" when used herein shall mean a weekday, Monday through Friday, except a legal holiday or a day on which banking institutions in New York, New York are authorized by law to be closed.

5.12     Intentionally omitted.

5.13     Unsecured  Portion of  Indebtedness.
If any part of the secured indebtedness cannot be lawfully secured by this Deed of Trust or if any part of the Property cannot be lawfully subject to the lien and security interest hereof to the full extent of such indebtedness, then all payments made shall be applied on said indebtedness first in discharge of that portion thereof which is unsecured by this Deed of Trust.

5.14     Cross Default.
A default hereunder which has not been cured within any applicable grace or cure period shall be a default under each of the other Loan Documents.

5.15     Interest  After Sale.
In the event the Property or any part thereof shall be sold upon foreclosure as provided hereunder, to the extent permitted by law, the sum for which the same shall have been sold shall, for purposes of redemption (if applicable pursuant to the laws of the state in which the Property is located), bear interest at the Default Interest Rate (as defined in the Note).

5.16     Construction  of this  Document.
This document may be construed as a mortgage, security deed, deed of trust, chattel mortgage, conveyance, assignment, security agreement, pledge, financing statement, hypothecation or contract, or any one or more of the foregoing, in order to fully effectuate the liens and security interests created hereby and the purposes and agreements herein set forth.

5.17     No Merger.
It is the desire and intention of the parties hereto that this Deed of Trust and the lien hereof shall not merge in fee simple title to the Property.

5.18     Rights With Respect to Junior  Encumbrances.
Any person or entity purporting to have or to take a junior deed of trust or mortgage or other lien upon the Property or any interest therein shall be subject to the rights of Lender to amend, modify, increase, vary, alter or supplement this Deed of Trust, the Note or any of the other Loan Documents, to extend the Maturity Date, to increase the amount of the indebtedness secured hereby, to waive or forebear the exercise of any of its rights and remedies hereunder or under any of the other Loan Documents and to release any collateral or security for the indebtedness secured hereby, in each and every case without obtaining the consent of the holder of such junior lien and without the lien or security interest of this Deed of Trust losing its priority over the rights of any such junior lien.

5.19     Lender  May  File  Proofs  of  Claim.
In the case of any receivership, insolvency, bankruptcy, reorganization, arrangement, adjustment, composition or other proceedings affecting Borrower or the principals, members or general partners in Borrower, or their respective creditors or property, Lender, to the extent permitted by law, shall be entitled to file such proofs of claim and other documents as may be necessary or advisable in order to have the claims of Lender allowed in such proceedings for the entire secured indebtedness at the date of the institution of such proceedings and for any additional amount which may become due and payable by Borrower hereunder after such date.

5.20     After-Acquired  Property.
All property acquired by Borrower after the date of this Deed of Trust which by the terms of this Deed of Trust shall be subject to the lien and the security interest created hereby, shall immediately upon the acquisition thereof by Borrower and without further deed, grant, encumbrance, conveyance or assignment become subject to the lien and security interest created by this Deed of Trust.

5.21     No Representation.
By accepting delivery of any item required to be observed, performed or fulfilled or to be given to Lender pursuant to the Loan Documents, including, but not limited to, any officer's certificate, balance sheet, statement of profit and loss or other financial statement, survey, appraisal or insurance policy, Lender shall not be deemed to have warranted, consented to, or affirmed the sufficiency, legality, effectiveness or legal effect of the same, or of any term, provision or condition thereof, and such acceptance of delivery thereof shall not be or constitute any warranty, consent or affirmation with respect thereto by Lender.

5.22     Counterparts.
This Deed of Trust may be executed in any number of counterparts, each of which shall be effective only upon delivery and thereafter shall be deemed an original, and all of which shall be taken to be one and the same instrument, for the same effect as if all parties hereto had signed the same signature page.

5.23     Personal  Liability.
Notwithstanding anything to the contrary contained in this Deed of Trust, the liability of Borrower and its general partners for the indebtedness secured hereby and for the performance of the other agreements, covenants and obligations contained herein and in the Loan Documents shall be limited as set forth in Section 1.5 of the Note; provided, however, that nothing herein shall be deemed to be a waiver of any right which Lender or Trustee may have under Sections 506(a), 506(b), 1111(b) or any other provisions of the U.S. Bankruptcy Code to file a claim for the full amount of the indebtedness secured hereby or to require that all collateral shall continue to secure all indebtedness owing to Lender in accordance with the Note, this Deed of Trust and the other Loan Documents.

5.24     Recording and Filing.
Borrower will cause the Loan Documents and all amendments and supplements thereto and substitutions therefor to be recorded, filed, re-recorded and re-filed in such manner and in such places as Lender shall reasonably request, and will pay on demand all such recording, filing, re-recording and re-filing taxes, fees and other charges. Borrower shall reimburse Lender, or its servicing agent, for the costs incurred in obtaining a tax service company to verify the status of payment of taxes and assessments on the Property.

5.25     Entire  Agreement and  Modifications.
This Deed of Trust and the other Loan Documents contain the entire agreements between the parties and supersede any prior agreements (oral or written), and may not be amended, revised, waived, discharged, released or terminated orally but only by a written instrument or instruments executed by the party against which enforcement of the amendment, revision, waiver, discharge, release or termination is asserted.

5.26     Maximum  Interest.
The provisions of this Deed of Trust and of all agreements between Borrower and Lender, whether now existing or hereafter arising and whether written or oral, are hereby expressly limited so that in no contingency or event whatsoever, whether by reason of demand or acceleration of the maturity of the Note or otherwise, shall the amount paid, or agreed to be paid ("Interest") to Lender for the use, forbearance, retention or detention of the money loaned under the Note exceed the maximum amount permissible under applicable law. If, from any circumstance whatsoever, performance or fulfillment of any provision hereof or of any agreement between Borrower and Lender shall, at the time performance or fulfillment of such provision shall be due, exceed the limit for Interest prescribed by law or otherwise transcend the limit of validity prescribed by applicable law, then ipso facto the obligation to be performed or fulfilled shall be reduced to such limit, and if, from any circumstance whatsoever, Lender shall ever receive anything of value deemed Interest by applicable law in excess of the maximum lawful amount, an amount equal to any excessive Interest shall be applied to the reduction of the principal balance owing under the Note in the inverse order of its maturity (whether or not then due) or at the option of Lender be paid over to Borrower, and not to the payment of Interest. All Interest (including any amounts or payments judicially or otherwise under law deemed to be Interest) contracted for, charged, taken, reserved, paid or agreed to be paid to Lender shall, to the extent permitted by applicable law, be amortized, prorated, allocated and spread throughout the full term of the Note, including any extensions and renewals thereof until payment in full of the principal balance of the Note so that the Interest thereon for such full term will not at any time exceed the maximum amount permitted by applicable law. This Section will control all agreements between Borrower and Lender.

5.27     Application of Default  Interest Rate Not a Waiver.
Application of the Default Interest Rate (as defined in the Note) shall not be deemed to constitute a waiver of any default or any rights or remedies of Lender under this Deed of Trust, any other Loan Document or applicable legal requirements, or a consent to any extension of time for the payment or performance of any obligation with respect to which the Default Interest Rate (as defined in the Note) may be invoked.

5.28     Interest  Payable by Lender.
Lender shall cause funds in the Curtailment Reserve and the FF&E Reserve (the "Funds") to be deposited into interest bearing accounts of the type customarily maintained by Lender or its servicing agent for the investment of similar reserves, which accounts may not yield the highest interest rate then available. The Funds shall be held in an account in Lender's name (or such other account name as Lender may elect) at a financial institution or other depository selected by Lender (or its servicer) in its sole discretion (collectively, the "Depository Institution"). Borrower shall earn no more than an amount of interest on the Funds equal to an amount determined by applying to the average monthly balance of such Funds the quoted interest rate for the Depository Institution's money market savings account, as such rate is determined from time to time (such allocated amount being referred to as "Borrower's Interest"). Lender, the servicer or the Depository Institution shall be entitled to report under Borrower's Federal tax identification number, the Borrower's Interest on the Funds. If the Depository Institution does not have an established money market savings account (or if an interest rate for such account cannot otherwise be determined in connection with the deposit of such Funds), a comparable interest rate quoted by the Depository Institution and acceptable to Lender (or its servicer) in its reasonable discretion shall be used. The amount of Borrower's Interest allocated to Funds shall be added to the balance in the Curtailment Reserve and the FF&E Reserve and shall be disbursed for payment of the items for which other Funds in the Curtailment Reserve and the FF&E Reserve are to be disbursed. Furthermore, reference is also made to Section C-1 on Exhibit C of this Deed of Trust with respect to the inclusion of certain additional monies from the Cash Management Account (as defined in the Cash Management Agreement) within the term "Funds" for purposes of this Section 5.28.

5.29     Further  Stipulations.
The additional covenants, agreements and provisions set forth in Exhibit C attached hereto, if any, shall be a part of this Deed of Trust and shall, in the event of any conflict between such further stipulations and any of the other provisions of this Deed of Trust, be deemed to control.

5.30     Relationship  of the Parties.
The relationship between Borrower and Lender is that of a borrower and a lender only and neither of those parties is, nor shall it hold itself out to be, the agent, employee, joint venturer or partner of the other party.

5.31     Fixture  Filing.
This Deed of Trust shall be effective from the date of its recording as a financing statement filed as a fixture filing with respect to all goods constituting part of the Property which are or are to become fixtures. The mailing address of Borrower and the address of Lender from which information concerning the security interests may be obtained are set forth in Section 1.22 above.

5.32     Sale of Note and  Securitization.
At the request of the Lender and, to the extent not already required to be provided by Borrower under this Deed of Trust, Borrower shall use reasonable efforts to satisfy the market standards to which the Lender customarily adheres or which may be reasonably required in the marketplace or by the Rating Agencies in connection with any Secondary Market Transaction of rated single or multi-class securities (the "Securities") secured by or evidencing ownership interests in the Note and this Deed of Trust, including, without limitation, to:

(a) (i) provide such financial and other information with respect to the Property, the Borrower and the Manager, (ii) provide budgets relating to the Property; (iii) perform or permit or cause to be performed or permitted such site inspection, appraisals, market studies, environmental reviews and reports (Phase I's and, if appropriate, Phase II's), engineering reports and other due diligence investigations of the Property, as may be reasonably requested by the Lender or the Rating Agencies or as may be necessary or appropriate in connection with the Secondary Market Transaction; and (iv) make such representations and warranties as of the closing date of the Secondary Market Transaction with respect to the Property, Borrower and the Loan Documents as are customarily provided in securitization transactions and as may be reasonably requested by the Lender or the Rating Agencies and consistent with the facts covered by such representations and warranties as they exist on the date thereof, including the representations and warranties made in the Loan Documents (collectively, the "Provided Information"), together, if customary, with appropriate verification and/or consents of the Provided Information through letters of auditors or opinions of counsel of independent attorneys acceptable to the Lender and the Rating Agencies;

(b) at Borrower's expense, cause its counsel to render opinions, which may be relied upon by the Lender, the Rating Agencies and their respective counsel, agents and representatives, as to non-consolidation, fraudulent conveyance, and true sale or any other opinion customary in securitization transactions with respect to the Property and Borrower and its affiliates, which counsel and opinions shall be reasonably satisfactory to the Lender and the Rating Agencies;

(c) execute such amendments to the Loan Documents and organizational documents, enter into a lockbox or similar arrangement with respect to the Rents and establish and fund such reserve funds (including, without limitation, reserve funds for deferred maintenance and capital improvements) as may be requested by the Lender or the Rating Agencies or otherwise to effect the Secondary Market Transaction; provided, however, that the Borrower shall not be required to modify or amend any Loan Document if such modification or amendment would (on an aggregate basis) (i) change the interest rate, the stated maturity or the amortization of principal set forth in the Note, or (ii) modify or amend any other material economic term of the Loan; and

(d) execute such amendment to the Loan Documents in order to reallocate the aggregate Loan Amount amongst the Yakima Loan and the Other Loans all as Lender may require; provided, however, that the Borrower shall not be required to modify or amend any Loan Document if such modification or amendment would (on an aggregate basis) (i) change the interest rate, the stated maturity or the amortization of principal set forth in the Note, or (ii) modify or amend any other material economic term of the Loan.

For purposes hereof, a "Secondary Market Transaction" shall be (a) any sale or assignment of this Deed of Trust, the Note and the other Loan Documents to one or more investors as a whole loan; (b) a participation of the Loan to one or more investors; (c) any deposit of this Deed of Trust, the Note and the other Loan Documents with a trust or other entity which may sell certificates or other instruments to investors evidencing an ownership interest in the assets of such trust or other entity; or (d) any other sale, assignment or transfer of the Loan or any interest therein to one or more investors. At any time during which the Loan is an asset of a securitization or is otherwise an asset of any rated transaction, "Rating Agency" shall mean the rating agency or rating agencies that from time to time rate the Securities, certificates or other instruments issued in connection with such securitization or other transaction.

All reasonable third party costs and expenses incurred by Lender in connection with Borrower's complying with requests made under this Section shall be paid by Borrower.

In the event that the provisions of this Deed of Trust or any of the other Loan Documents require the receipt of written confirmation from each Rating Agency with respect to the ratings on the Securities, or, in accordance with the terms of the transaction documents relating to a Secondary Market Transaction, such a rating confirmation is required in order for the consent of the Lender to be given, the Borrower shall pay all of the costs and expenses of the Lender, Servicer and each Rating Agency in connection therewith, and, if applicable, shall pay any fees imposed by any Rating Agency as a condition to the delivery of such confirmation.

ORAL AGREEMENTS OR ORAL COMMITMENTS TO LOAN MONEY, EXTEND CREDIT, OR TO FORBEAR FROM ENFORCING REPAYMENT OF A DEBT ARE NOT ENFORCEABLE UNDER WASHINGTON LAW.

Signature Page

IN WITNESS WHEREOF, Borrower, intending to be legally bound hereby, has duly executed this Deed of Trust to be effective as of the date set forth in the first paragraph hereof.

BORROWER:

WHC807, LLC,
a Delaware limited liability company

By:
       Name:      Arthur M. Coffey
       Title:     President

STATE OF WASHINGTON                          )
                                             : ss.
COUNTY OF SPOKANE                            )

I certify that I know or have satisfactory evidence that Arthur M. Coffey is the person who appeared before me, and said person acknowledged that he signed this instrument, on oath stated that he was authorized to execute the instrument and acknowledged it as the President of WHC807, LLC, a Delaware limited liability company, to be the free and voluntary act of such party for the uses and purposes mentioned in this instrument.

         Dated:  June ____, 2003.

Print Name:
Notary Public in and for the State of Washington, residing at
My commission expires:

EXHIBIT LIST

Exhibit A     -   Legal Description
Exhibit B     -   Permitted Exceptions
Exhibit C     -   Additional Stipulations
Exhibit D     -   Note Description - All Ten
Exhibit E     -   Other Deeds of Trust

EXHIBIT A

Legal Description

EXHIBIT B

Permitted Exceptions

EXHIBIT C

Additional Stipulations
C-1 Cash Management Stipulations. Borrower, Lender and any Manager have, of even date herewith, entered into that certain Cash Management Agreement (the "Cash Management Agreement") of even date herewith which, among other things, provides for the disposition of Rents and Profits from the Property. It is specifically agreed that (i) the Cash Management Agreement is one of the Loan Documents (as defined in this Deed of Trust), and (ii) the Lock Box Account, the Cash Management Account and all other Accounts and Sub-Accounts (as such terms are described or defined in the Cash Management Agreement) shall be included within the Reserves (as defined in this Deed of Trust). The Reserves and any disbursement therefrom shall be subject to both this Deed of Trust, the Cash Management Agreement and the other Loan Documents. All references in this Deed of Trust to the Impound Account and to the other Reserves shall be deemed to refer to the Sub-Account of the Cash Management Account (as defined in the Cash Management Agreement) into which the proceeds of each such Reserve have been deposited pursuant to the Cash Management Agreement. All payments from Borrower to Lender with respect to Reserves shall be made by disbursement from the Lock Box Account or as otherwise provided in the Cash Management Agreement. All sums held in the Cash Management Account prior to being allocated into the Sub-Accounts shall also be considered "Funds" for purposes of Section 5.28 hereof and shall bear interest to be added to the Cash Management Account in accordance with that provision; provided, however, once such monies in the Cash Management Account have been allocated to Sub-Accounts pursuant to the terms of the Cash Management Agreement, such Sub-Accounts shall bear interest for the ultimate benefit of Borrower only to the extent required by Section 5.28 hereof or by the Cash Management Agreement.

C-2 Repair Reserve. Prior to the execution of this Deed of Trust, Lender has caused the Property to be inspected and such inspection has revealed that the Property is in need of certain maintenance, repairs and/or remedial or corrective work. Contemporaneously with the execution hereof, Borrower has established with the Lender a reserve in the amount of $50,075.00 (the "Repair Reserve") by depositing such amount with Lender. Borrower shall cause each of the items described in that certain engineering report (the "Engineering Report") dated May 15, 2003 and prepared by National Assessment Corporation, relative to the Property, copies of which have been provided to, and receipt of which is hereby acknowledged by, Borrower (the "Deferred Maintenance") to be completed, performed and corrected to the satisfaction of Lender and as necessary to bring the Property into compliance with all applicable laws, ordinances, rules and regulations on or before one year from the effective date hereof, as such time period may be extended by Lender in its sole discretion. So long as no default hereunder or under the other Loan Documents has occurred and is continuing (i) all sums in the Repair Reserve shall be held by Lender in the Repair Reserve to pay the costs and expenses of completing the Deferred Maintenance, and (ii) Lender shall, to the extent funds are available for such purpose in the Repair Reserve, disburse to Borrower the amount paid or incurred by Borrower in completing, performing or correcting the Deferred Maintenance upon (a) the receipt by Lender of a written request from Borrower for disbursement from the Repair Reserve which shall include a certification by Borrower that the applicable item of Deferred Maintenance has been completed in accordance with the terms of this Deed of Trust, (b) delivery to Lender of invoices, receipts or other evidence satisfactory to Lender verifying the costs of the Deferred Maintenance to be reimbursed, and (c) for disbursement requests
(i) for any single item of Deferred Maintenance that is structural in nature, delivery to Lender of (1) affidavits, lien waivers or other evidence reasonably satisfactory to Lender showing that all materialmen, laborers, subcontractors and any other parties who might or could claim statutory or common law liens and are furnishing or have furnished materials or labor to the Property have been paid all amounts due for labor and materials furnished to the Property; (2) a certification from an inspecting architect or other third party consultant reasonably acceptable to Lender describing the completed Deferred Maintenance and verifying the completion of such Deferred Maintenance and the value of the completed Deferred Maintenance so performed, and, if applicable, certifying that the Property is, as a result of such Deferred Maintenance, in compliance with all applicable laws, ordinances, rules and regulations relating to the Deferred Maintenance so performed; and (3) a new (or amended) certificate of occupancy for the portion of the Improvements covered by such Deferred Maintenance, if said new certificate of occupancy is required by law, or a certification by Borrower that no new certificate of occupancy is required by law. Lender shall not be required to make advances from the Repair Reserve more frequently than one time in any calendar month. In making any payment from the Repair Reserve, Lender shall be entitled to rely on such request from Borrower without any inquiry into the accuracy, validity or contestability of any such amount. No interest or other earnings on the funds contained in the Repair Reserve shall be paid to Borrower and any interest or other earnings on funds deposited into the Repair Reserve shall be solely for the account of Lender. In the event that the amounts on deposit or available in the Repair Reserve are inadequate to pay the costs of the Deferred Maintenance, Borrower shall pay the amount of such deficiency.

C-3 Additional Washington Provisions.
(a) This Deed of Trust shall constitute a Financing Statement filed as a fixture filing pursuant to Article 9 of the Uniform Commercial Code (RCW 62A.9-502(c)). Parts of the Property are or are to become fixtures or Improvements (defined above).
(b) Borrower hereby represents, warrants and covenants that none of the Property is used principally or at all for agricultural or farming purposes. The Property does not constitute the homestead of Borrower.
(c) At Lender's option, any written notice or default given to Borrower under this Deed of Trust may be given in the form of a statutory notice of default under the Washington Deed of Trust Act or any other form as Lender may elect.
(d) ORAL AGREEMENTS OR ORAL COMMITMENTS TO LEND MONEY, EXTEND CREDIT OR TO FORBEAR ENFORCING REPAYMENT OF A DEBT ARE NOT ENFORCEABLE UNDER WASHINGTON LAW.

C-4 Environmental Reserve. Prior to the execution of this Deed of Trust, Lender has caused the Property to be inspected and such inspection has revealed that the Property is in need of certain maintenance, repairs and/or remedial or corrective work relative to environmental concerns. Contemporaneously with the execution hereof, Borrower has established with the Lender a reserve in the amount of $232,500.00 (the "Environmental Reserve") by depositing such amount with Lender. Borrower shall cause each of the items (collectively, the "Environmental Work") described in that certain Phase I Environmental Assessment dated May 16, 2003 and prepared by Environmental Assessment Corporation, relative to the Property together with that certain Addendum to Phase I Environmental Site Assessment Report dated June 23, 2003 (collectively, the "Environmental Report"), copies of which have been provided to, and receipt of which is hereby acknowledged by, Borrower to be completed, performed, remediated and corrected to the satisfaction of Lender and as necessary to bring the
Property into compliance with all applicable laws, ordinances, rules and regulations on or before one year from the effective date hereof, as such time period may be extended by Lender in its sole discretion. The Environmental Work includes, without limitation, the following items: Borrower is to have a subsurface investigation conducted by an environmental consulting firm acceptable to Lender to determine the environmental integrity of the Property in the area of former gasoline service station in accordance with a scope of work acceptable to Lender and consistent with the recommendations and protocols contained in the Environmental Report. Should petroleum constituents be identified in soil and/or groundwater samples collected in connection with such subsurface investigation above regulatory action levels, Borrower shall (a) promptly notify the appropriate Washington environmental regulatory agencies (b) conduct such further investigation and activities as specified and recommended in the Environmental Report and (c) take such other action to obtain regulatory closure of the Property all in a manner acceptable to Lender. So long as no default hereunder or under the other Loan Documents has occurred and is continuing (i) all sums in the Environmental Reserve shall be held by Lender in the Environmental Reserve to pay the costs and expenses of completing the Environmental Work, and (ii) Lender shall, to the extent funds are available for such purpose in the Environmental Reserve, disburse to Borrower the amount paid or incurred by Borrower in completing, performing, remediating or correcting the Environmental Work upon (a) the receipt by Lender of a written request from Borrower for disbursement from the Environmental Reserve which shall include a certification by Borrower that the applicable item of Environmental Work has been completed in accordance with the terms of this Deed of Trust, (b) delivery to Lender of invoices, receipts or other evidence satisfactory to Lender verifying the costs of the Environmental Work to be reimbursed, and (c) for disbursement requests (i) in excess of $20,000.00 with respect to any single item of Environmental Work or (ii) for any single item of Environmental Work that is structural in nature, delivery to Lender of (1) affidavits, lien waivers or other evidence reasonably satisfactory to Lender showing that all materialmen, laborers, subcontractors and any other parties who might or could claim statutory or common law liens and are furnishing or have furnished materials or labor to the Property have been paid all amounts due for labor and materials furnished to the Property; (2) a certification from an inspecting architect, environmental consultant or other third party acceptable to Lender describing the completed Environmental Work and verifying the completion of such Environmental Work and the value of such completed Environmental Work; and (3) a new (or amended) certificate of occupancy for the portion of the Improvements covered by such Environmental Work, if said new certificate of occupancy is required by law, or a certification by Borrower that no new certificate of occupancy is required by law. Lender shall not be required to make advances from the Environmental Reserve more frequently than one time in any calendar month. In making any payment from the Environmental Reserve, Lender shall be entitled to rely on such request from Borrower without any inquiry into the accuracy, validity or contestability of any such amount. No interest or other earnings on the funds contained in the Environmental Reserve shall be paid to Borrower and any interest or other earnings on funds deposited into the Environmental Reserve shall be solely for the account of Lender. To the extent Lender should ever determine that the remaining costs for the Environmental Work should exceed the remaining balance in the Environmental Reserve, Lender shall be entitled to require an additional deposit into the Environmental Reserve equal to one hundred and fifty percent (150%) of Lender's estimate of such additional costs. In the event that the amounts on deposit or available in the Environmental Reserve are ultimately inadequate to pay the costs of the Environmental Work, Borrower shall pay the amount of such deficiency.

C-5 Definitions. For the purposes of this Exhibit C, the following terms shall have the following meanings:

(a) "Operative Period" means (a) if Borrower fails to provide Lender with a Commitment on or prior to the Refinance Notification Date, the period commencing on the Refinance Notification Date and ending on the date on which the indebtedness secured hereby has been paid in full, and (b) if Borrower provides Lender with a Commitment on or prior to the Refinance Notification Date and the Void Commitment Date occurs, the period commencing on the Void Commitment Date and ending on the date on which the indebtedness secured hereby has been paid in full.
(b) "Commitment" shall have the meaning specified in Section C-6 hereof.
(c) "Refinance Notification Date" shall have the meaning specified in Section C-6 hereof.
(d) "Void  Commitment  Date" shall have the  meaning  specified  in  Section C-6 hereof.
(e) "Qualified Institutional Lender" means a financial institution or other lender with a long term credit rating which is not less than investment grade.
(f) "Net Operating Income" means the difference (determined on a cash basis) between (A) Revenues received during the preceding calendar month, and (B) the sum of (1) Operating Expenses paid during such month and (2) monthly payments under the Note, deposits to the Reserves, and any other payments required by the Loan Documents which Borrower has made to Lender during the immediately preceding calendar month.
(g) "Operating Expenses" means with respect to any period all normal and customary expenses payable in the ordinary course of operating the Property as a hotel project (but such expenses being determined on an accrual basis for the relevant calculation period, unless otherwise expressly provided herein), but excluding all Excluded Items.
(h) "Excluded Items" means (A) any capital expenditure, (B) any expenses for the payment of any debts or obligations of Borrower which are not directly related to the operation of the Property, (C) any payments for services which have not yet been rendered, goods which have not yet been received, or any other item of expense for which payment is not currently due, (D) any debt service payment upon, or any other payments with respect to, any indebtedness, including the indebtedness secured hereby, (E) any allowance for depreciation, and
(F) distributions to stockholders or partners in Borrower, and income taxes.
(i) "Revenues" shall be determined on an accrual basis (unless otherwise indicated) and in accordance with generally accepted accounting principles for the applicable period, and means all Rents and Profits during the period in question, after deducting all allowances for rebates and adjustments, whether cash or credit, derived directly or indirectly from any source, including, without limitation: rental of rooms; food and beverage; sales from gift or other shops managed directly by Borrower or any agent of Borrower; telephone; net vending income (gross vending revenue reduced by the amount payable to equipment vendors for the use thereof); commissions; net rentals of cars, bicycles and other items; meeting room rentals; all net revenue received from any third party concessionaires operating any concession under any agreement with Borrower or its agents, and other persons occupying space at the Property and/or rendering services to guests staying at the Property; and any form of incentive payments or awards received by Borrower from any source whatsoever which are attributable to the operation of the Property.

C-6 Repayment; Refinancing. Borrower shall repay the indebtedness secured hereby in accordance with the provisions of the Note. Borrower shall deliver to Lender a written commitment or engagement letter ("Commitment"), which Commitment shall set forth specific terms and conditions for the refinancing of the entire outstanding amount of the indebtedness secured hereby from a Qualified Institutional Lender or a national recognized investment banking firm on or before the date which is ninety (90) days prior to the stated maturity date of the Note (the "Refinance Notification Date"). If Borrower fails to deliver such Commitment prior to the Refinance Notification Date or if such Commitment is delivered on or before the Refinance Notification Date, but lapses, terminates or is otherwise withdrawn prior to the funding of such Commitment and the use of the proceeds thereof to pay the entire outstanding amount of the indebtedness secured hereby (the date upon which such Commitment lapses, terminates or is otherwise withdrawn is hereinafter referred to as the "Void Commitment Date"), unless the indebtedness secured hereby shall have been paid in full prior to the Refinance Notification Date or the Void Commitment Date, as the case may be, an Operative Period shall be in effect and all Net Operating Income shall be paid to Lender for deposit to the Curtailment Reserve pursuant to Section C-7 hereof.

C-7      Curtailment Reserve.

(a) Immediately upon the commencement of an Operative Period, Borrower shall establish and maintain at all times thereafter while this Deed of Trust remains in effect a reserve (the "Curtailment Reserve") with Lender, which Curtailment Reserve shall be additional security for the indebtedness secured hereby. In the event that Borrower is required to establish and maintain the Curtailment Reserve, then beginning on the day on which Borrower is required to establish the Curtailment Reserve, and on the eleventh (11th) day of each month thereafter, Borrower shall pay to Lender a deposit in the Curtailment Reserve in an amount equal to all Net Operating Income for the prior month. Upon termination of the Operative Period, Borrower shall not thereafter be required to make such monthly deposits. Borrower shall provide to Lender, not later than the day on which any deposit into the Curtailment Reserve is required to be made, an operating statement and other information reasonably necessary with respect to the Property for the preceding calendar month, indicating the amount of the Net Operating Income for purposes of this Section, all in reasonable detail and certified by Borrower to be true, correct and complete, and prepared otherwise in accordance with the requirements set forth in Section 1.18 hereof. Such statements shall also contain such information and detail as is reasonably necessary for the determination of Net Operating Income, Revenues and Operating Expenses for the purposes of this Section. Such determination shall be subject to final confirmation by Lender.
(b) The Curtailment Reserve shall not, unless otherwise explicitly required by applicable law, be or be deemed to be escrow or trust funds, but, at Lender's option and Lender's discretion may either be held in a separate account or be commingled by Lender with the general funds of Lender. The Curtailment Reserve is solely for the protection of Lender and entails no responsibility on Lender's part beyond the allowing of due credit for sums actually received. Upon assignment of this Deed of Trust by Lender, any funds in the Curtailment Reserve shall be turned over to the assignee and any responsibility of Lender, as assignor, with respect thereto shall terminate. Upon full payment of the indebtedness secured hereby in accordance with its terms or at such earlier time as Lender may elect, the balance of the Curtailment Reserve then in Lender's possession shall be paid over to Borrower and no other party shall have any right or claim thereto.
(c) As additional security for the payment and performance by Borrower of all duties, responsibilities and obligations under the Note and the other Loan Documents, Borrower hereby unconditionally and irrevocably assigns, conveys, pledges, mortgages, transfers, delivers, deposits, sets over and confirms unto Lender, and hereby grants to Lender a security interest in (i) the Curtailment Reserve, (ii) the account into which the Curtailment Reserve has been deposited, if any, (iii) all insurance of said account, (iv) all accounts, contract rights and general intangibles or other rights and interests pertaining thereto,
(v) all sums now or hereafter therein or represented thereby, (vi) all replacements, substitutions or proceeds thereof, (vii) all instruments and documents now or hereafter evidencing the Curtailment Reserve or such accounts,
(viii) all powers, options, rights, privileges and immunities pertaining to the Curtailment Reserve (including the right to make withdrawals therefrom), and
(ix) all proceeds of the foregoing. Borrower hereby authorizes and consents to any account into which the Curtailment Reserve will be deposited being held in Lender's name or the name of any entity servicing the Note for Lender and hereby acknowledges and agrees that Lender, or at Lender's election, such servicing agent, shall have exclusive control over said account. Notice of the assignment and security interest granted to Lender herein may be delivered by Lender at any time to the financial institution wherein the Curtailment Reserve has been established, and Lender, or such servicing entity, shall have possession of all passbooks or other evidences of such accounts. Borrower hereby assumes all risk of loss with respect to amounts on deposit in the Curtailment Reserve, except to the extent such loss is caused by the gross negligence or intentional misconduct of Lender. Borrower hereby waives all right to withdraw funds from the Curtailment Reserve. If, after the establishment of the Curtailment Reserve, a default shall occur hereunder or under any other of the Loan Documents which is not cured within any applicable grace or cure period, then Lender may, without notice or demand on Borrower, at its option: (A) withdraw any or all of the funds (including, without limitation, any interest) then remaining in the Curtailment Reserve and apply the same, after deducting all costs and expenses of safekeeping, collection and delivery (including, but not limited to, attorneys' fees, costs and expenses) to the indebtedness evidenced by the Note or any other obligations of Borrower under the other Loan Documents in such manner or as Lender shall deem appropriate in its sole discretion, and the excess, if any, shall be paid to Borrower, (B) exercise any and all rights and remedies of a secured party under any applicable Uniform Commercial Code, or
(C) exercise any other remedies available at law or in equity. No such use or application of the funds contained in the Curtailment Reserve shall be deemed to cure any default hereunder or under the other Loan Documents. If the Curtailment Reserve is established pursuant to this Section, Borrower agrees and it shall execute any and all agreements Lender deems necessary in order to further perfect the security interest granted to Lender in this Deed of Trust and to further confirm the agreements set forth in this Section.

C-8 Termite Reserve. Prior to the execution of this Deed of Trust, Borrower has caused the Property to be inspected with respect to termites and other pests which inspections has revealed that the Property is in need of treatment and/or remedial or corrective work. Contemporaneously with the execution hereof, Borrower has established with Lender a reserve in the amount of $18,725.00 (the "Termite Reserve") by depositing such amount with Lender. Borrower shall cause each of the items described in that certain Wood Destroying Pests and Organisms Inspection Report dated April 24, 2003 and prepared by All Seasons Pest Control as supplemented by estimate for corrective work prepared by Bill Radtke Construction, Inc., relative to the Property, copies of which were provided by Borrower to Lender (the "Termite Work") to be treated, performed and corrected to the satisfaction of Lender and as necessary to enable such licensed pest inspector to provide a "clean" report with respect to the Property on or before sixty (60) days from the effective date hereof, as such time period may be extended by Lender in its sole discretion. So long as no default hereunder or under the other Loan Documents has occurred and is continuing (i) all sums in the Termite Reserve shall be held by Lender in the Termite Reserve to pay the costs and expenses of completing the Termite Work, and (ii) Lender shall, to the extent funds are available for such purpose in the Termite Reserve, disburse to Borrower the entire balance of the Termite Reserve in a single lump sum disbursement upon Borrower's provision of evidence reasonably satisfactory to Lender that Borrower has caused the Termite Work to be fully completed, which such evidence may include, without limitation, a "clean" termite and pest report on the standard form used in the state of Washington. Lender may further require, at Lender's discretion, copies of invoices, receipts or other evidence satisfactory to Lender verifying that the costs of the Termite Work have been satisfied in full. No interest or other earnings in the funds contained in the Termite Reserve shall be paid to Borrower and any interest or other earnings on funds deposited into the Termite Reserve shall be solely for the account of Lender. In the event that the amounts on deposit are available in the Termite Reserve are inadequate to pay the costs of the Termite Work, Borrower shall pay the amount of such deficiency.

EXHIBIT D

Note Description - All Ten

(1) Promissory Note ("Eureka Note") made by WHC831, LLC in the original principal amount of THREE MILLION AND NO 100/DOLLARS ($3,000,000.00). The loan evidenced by the Eureka Note shall be referred to herein as the "Eureka Loan" or the "Eureka Loan Amount."

(2) Promissory Note ("Redding Note") made by WHC840, LLC in the original principal amount of FIVE MILLION AND NO/100 DOLLARS ($5,000,000.00). The loan evidenced by the Redding Note shall be referred to herein as the "Redding Loan" or the "Redding Loan Amount."

(3) Promissory Note ("Boise Note") made by WHC817, LLC in the original principal amount of SEVEN MILLION ONE HUNDRED THOUSAND AND NO/100 DOLLARS ($7,100,000.00). The loan evidenced by the Boise Note shall be referred to herein as the "Boise Loan" or the "Boise Loan Amount."

(4) Promissory Note ("Twin Falls Note") made by WHC818, LLC in the original principal amount of THREE MILLION AND NO/100 DOLLARS ($3,000,000.00). The loan evidenced by the Twin Falls Note shall be referred to herein as the "Twin Falls Loan" or the "Twin Falls Loan Amount."

(5) Promissory Note ("Salt Lake City Note") made by WHC816, LLC in the original principal amount of SIX MILLION AND NO/100 DOLLARS ($6,000,000.00). The loan evidenced by the Salt Lake City Note shall be referred to herein as the "Salt Lake City Loan" or the "Salt Lake City Loan Amount."

(6) Promissory Note ("Kennewick Note") made by WHC803, LLC in the original principal amount of TWO MILLION FIVE HUNDRED THOUSAND AND NO/100 DOLLARS ($2,500,000.00). The loan evidenced by the Kennewick Note shall be referred to herein as the "Kennewick Loan" or the "Kennewick Loan Amount."

(7) Promissory Note ("Pasco Note") made by WHC837, LLC in the original principal amount of TEN MILLION THREE HUNDRED THOUSAND AND NO/100 DOLLARS
($10,300,000.00). The loan evidenced by the Pasco Note shall be referred to herein as the "Pasco Loan" or the "Pasco Loan Amount."

(8) Promissory Note ("Port Angeles Note") made by WHC839, LLC in the original principal amount of NINE MILLION ONE HUNDRED THOUSAND AND NO/100 DOLLARS ($9,100,000.00). The loan evidenced by the Port Angeles Note shall be referred to herein as the "Port Angeles Loan" or the "Port Angeles Loan Amount."

(9) Promissory Note ("Richland Note") made by WHC841, LLC in the original principal amount of FOUR MILLION ONE HUNDRED THOUSAND AND NO/100 DOLLARS ($4,100,000.00). The loan evidenced by the Redding Note shall be referred to herein as the "Richland Loan" or the "Richland Loan Amount."

(10) Promissory Note ("Yakima Note") made by WHC807, LLC in the original principal amount of FIVE MILLION ONE HUNDRED THOUSAND AND NO/100 DOLLARS ($5,100,000.00). The loan evidenced by the Yakima Note shall be referred to herein as the "Yakima Loan" or the "Yakima Loan Amount."

All of the foregoing promissory notes listed above, excluding the Yakima Note, shall be collectively referred to herein as the "Other Notes." The loans evidenced, in part, by the promissory notes listed above, excluding the Yakima Loan, shall be collectively referred to herein as the "Other Loans." The borrower's with respect to each of the Other Loans are collectively referred to as the "Other Borrowers".

EXHIBIT E

Other Deeds of Trust

(1) Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (the ''Eureka Mortgage'') from WHC831, LLC to a trustee for the benefit of Lender, as beneficiary, dated as of the date hereof, concerning certain property located in Humboldt County, California.

(2) Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (the ''Redding Mortgage'') from WHC840, LLC to a trustee for the benefit of Lender, as beneficiary, dated as of the date hereof, concerning certain property located in Shasta County, California.

(3) Deed of Trust and Security Agreement (the ''Boise Mortgage'') from WHC817, LLC to a trustee for the benefit of Lender, as beneficiary, dated as of the date hereof, concerning certain property located in Ada County, Idaho.

(4) Deed of Trust and Security Agreement (the ''Twin Falls Mortgage'') from WHC818, LLC to a trustee for the benefit of Lender, as beneficiary, dated as of the date hereof, concerning certain property located in Twin Falls County, Idaho.

(5) Deed of Trust and Security Agreement (the ''Salt Lake City Mortgage'') from WHC816, LLC to a trustee for the benefit of Lender, as beneficiary, dated as of the date hereof, concerning certain property located in Salt Lake County, Utah.

(6) Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the ''Kennewick Mortgage'') from WHC803, LLC to a trustee for the benefit of Lender, as beneficiary, dated as of the date hereof, concerning certain property located in Benton County, Washington.

(7) Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the ''Pasco Mortgage'') from WHC837, LLC to a trustee for the benefit of Lender, as beneficiary, dated as of the date hereof, concerning certain property located in Franklin County, Washington.

(8) Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the ''Port Angeles Mortgage'') from WHC839, LLC to a trustee for the benefit of Lender, as beneficiary, dated as of the date hereof, concerning certain property located in Clallam County, Washington.

(9) Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the ''Richland Mortgage'') from WHC841, LLC to a trustee for the benefit of Lender, as beneficiary, dated as of the date hereof, concerning certain property located in Benton County, Washington.

Exhibit 10.5
INDEMNITY AND GUARANTY AGREEMENT

THIS INDEMNITY AND GUARANTY AGREEMENT (this "Agreement"), executed to be effective as of June 27, 2003, is made by WESTCOAST HOSPITALITY CORPORATION, a Washington corporation ("Indemnitor"), whose address is 201 W. North River Drive, Suite 100, Spokane, Washington 99201, Attention: Chief Financial Officer in favor of COLUMN FINANCIAL, INC., a Delaware corporation ("Lender"), whose address is 11 Madison Avenue, 5th Floor, New York, New York 10010-3629,
Attention: Edmund Taylor.

                              W I T N E S S E T H:

WHEREAS, WHC807, LLC, a Delaware limited liability company (the "Borrower"), has obtained a loan (the "Loan") in the principal amount of FIVE MILLION ONE HUNDRED THOUSAND AND NO/100 DOLLARS ($5,100,000.00) from Lender; and

WHEREAS, the Loan is evidenced by a Promissory Note (the "Note") dated of even date herewith, executed by Borrower and payable to the order of Lender, in the stated principal amount of FIVE MILLION ONE HUNDRED THOUSAND AND NO/100 DOLLARS ($5,100,000.00), and is secured by, among other things, a Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the "Mortgage") dated of even date herewith from Borrower for the benefit of Lender, encumbering that certain real property situated in the County of Yakima, State of Washington, as more particularly described on Exhibit A attached hereto and incorporated herein by this reference, together with the buildings, structures and other improvements now or hereafter located thereon (said real property, buildings, structures and other improvements being hereinafter collectively referred to as the "Property"), and by other documents and instruments (the Note, the Mortgage and such other documents, agreements, and instruments, as the same may from time to time be amended, consolidated, renewed or replaced, being collectively referred to herein as the "Loan Documents"); and

WHEREAS, as a condition to making the Loan to Borrower, Lender has required that Indemnitor indemnify Lender from and against and guarantee payment to Lender of those items for which Borrower is personally liable and for which Lender has recourse against Borrower under the terms of the Note and the Mortgage; and

WHEREAS, Indemnitor is an affiliate of Borrower, the extension of the Loan to Borrower is of substantial benefit to Indemnitor and, therefore, Indemnitor desires to indemnify Lender from and against and guarantee payment to Lender of those items for which Borrower is personally liable and for which Lender has recourse against Borrower under the terms of the Note and the Mortgage.

NOW, THEREFORE, to induce Lender to extend the Loan to Borrower and in consideration of the foregoing premises and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Indemnitor hereby covenants and agrees for the benefit of Lender, as follows:

1.       INDEMNITY AND GUARANTY.
INDEMNITOR HEREBY ASSUMES LIABILITY FOR, HEREBY GUARANTEES PAYMENT TO LENDER OF, HEREBY AGREES TO PAY, PROTECT, DEFEND AND SAVE LENDER HARMLESS FROM AND AGAINST, AND HEREBY INDEMNIFIES LENDER FROM AND AGAINST ANY AND ALL LIABILITIES, OBLIGATIONS, LOSSES, DAMAGES, COSTS AND EXPENSES (INCLUDING, WITHOUT LIMITATION, ATTORNEYS' FEES), CAUSES OF ACTION, SUITS, CLAIMS, DEMANDS AND JUDGMENTS OF ANY NATURE OR DESCRIPTION WHATSOEVER (COLLECTIVELY, "COSTS") WHICH MAY AT ANY TIME BE IMPOSED UPON, INCURRED BY OR AWARDED AGAINST LENDER AS A RESULT OF:

(a) PROCEEDS PAID TO, AND RECEIVED BY, BORROWER UNDER ANY INSURANCE POLICIES (OR PAID AS A RESULT OF ANY OTHER CLAIM OR CAUSE OF ACTION AGAINST ANY PERSON OR ENTITY) BY REASON OF DAMAGE, LOSS OR DESTRUCTION TO ALL OR ANY PORTION OF THE PROPERTY, TO THE FULL EXTENT OF SUCH PROCEEDS NOT PREVIOUSLY DELIVERED TO LENDER, BUT WHICH, UNDER THE TERMS OF THE LOAN DOCUMENTS, SHOULD HAVE BEEN DELIVERED TO LENDER;

(b) PROCEEDS OR AWARDS PAID TO, AND RECEIVED BY, BORROWER RESULTING FROM THE CONDEMNATION OR OTHER TAKING IN LIEU OF CONDEMNATION OF ALL OR ANY PORTION OF THE PROPERTY, TO THE FULL EXTENT OF SUCH PROCEEDS OR AWARDS NOT PREVIOUSLY DELIVERED TO LENDER, BUT WHICH, UNDER THE TERMS OF THE LOAN DOCUMENTS, SHOULD HAVE BEEN DELIVERED TO LENDER;

(c) ALL TENANT SECURITY DEPOSITS OR OTHER REFUNDABLE DEPOSITS PAID TO OR HELD BY BORROWER IN CONNECTION WITH LEASES OF ALL OR ANY PORTION OF THE PROPERTY, WHICH ARE NOT APPLIED IN ACCORDANCE WITH THE TERMS OF THE APPLICABLE LEASE OR OTHER AGREEMENT;

(d) RENT AND OTHER PAYMENTS RECEIVED FROM TENANTS UNDER LEASES OF ALL OR ANY PORTION OF THE PROPERTY PAID MORE THAN ONE (1) MONTH IN ADVANCE WHICH ARE NOT EITHER APPLIED TO THE ORDINARY AND NECESSARY EXPENSES OF OWNING AND OPERATING THE PROPERTY, PAID TO LENDER OR OTHERWISE APPLIED AGAINST BORROWER'S OBLIGATIONS UNDER THE LOAN DOCUMENTS INCLUDING THE PAYMENT OF DEBT SERVICE;

(e) RENTS, ISSUES, PROFITS AND REVENUES OF ALL OR ANY PORTION OF THE PROPERTY RECEIVED BY BORROWER AFTER BORROWER'S RECEIPT OF ANY NOTICE OF DEFAULT FROM LENDER UNDER THE LOAN DOCUMENTS, IN THE EVENT OF ANY DEFAULT BY BORROWER THEREUNDER, PROVIDED THAT (I) BORROWER DOES NOT CURE SAME IN ACCORDANCE WITH THE TERMS OF THE APPLICABLE LOAN DOCUMENTS, (II) LENDER DOES NOT OTHERWISE WAIVE SUCH DEFAULT, OR (III) SUCH SUMS ARE NOT EITHER APPLIED TO THE ORDINARY AND NECESSARY EXPENSES OF OWNING AND OPERATING THE PROPERTY, PAID TO LENDER OR OTHERWISE APPLIED AGAINST BORROWER'S OBLIGATIONS UNDER THE LOAN DOCUMENTS INCLUDING THE PAYMENT OF DEBT SERVICE;

(f) DAMAGE TO THE PROPERTY AS A RESULT OF THE INTENTIONAL MISCONDUCT OR GROSS NEGLIGENCE OF BORROWER OR ANY OF ITS PRINCIPALS, OFFICERS, MANAGERS, MEMBERS OR GENERAL PARTNERS, INDEMNITOR, OR ANY AGENT OR EMPLOYEE OF SUCH PERSONS, OR ANY REMOVAL OF ALL OR ANY PORTION OF THE PROPERTY IN VIOLATION OF THE TERMS OF THE LOAN DOCUMENTS, TO THE FULL EXTENT OF THE LOSSES OR DAMAGES INCURRED BY LENDER ON ACCOUNT OF SUCH DAMAGE OR REMOVAL;

(g) FAILURE BY BORROWER TO PAY ANY VALID TAXES, ASSESSMENTS, MECHANIC'S LIENS, MATERIALMEN'S LIENS OR OTHER CLAIMS WHICH COULD CREATE LIENS ON ANY PORTION OF THE PROPERTY WHICH WOULD BE SUPERIOR TO THE LIEN OR SECURITY TITLE OF THE MORTGAGE OR THE OTHER LOAN DOCUMENTS; PROVIDED, HOWEVER, INDEMNITOR SHALL HAVE NO LIABILITY FOR TAXES OR ASSESSMENTS OR LIENS (i) WHICH ACCRUE DURING ANY
PERIOD OF TIME WHEN BORROWER IS NOT IN EFFECTIVE RECEIPT OR CONTROL OF THE REVENUE FROM THE PROPERTY DUE TO A RECEIVERSHIP, FORECLOSURE OR OTHER REMEDIAL ACTION BY LENDER, (ii) TO THE EXTENT OF THE FUNDS PROVIDED BY BORROWER INTO THE IMPOUND ACCOUNT (AS DEFINED IN SECTION 1.6 OF THE MORTGAGE) TO PAY SUCH TAXES AND ASSESSMENTS, OR (iii) FOR WHICH THERE WERE INADEQUATE REVENUE FROM THE SECURITY PROPERTY TO PAY AFTER TAKING INTO ACCOUNT ALL SUMS DUE AND PAID LENDER DURING SUCH PERIOD AND ALL ORDINARY AND REASONABLE OPERATING EXPENSES PAID DURING SUCH PERIOD (BUT WITHOUT TAKING INTO ACCOUNT ANY DISTRIBUTIONS TO MEMBERS OR OWNERS OF BORROWER);

(h) BREACH OF ANY OBLIGATION OR INDEMNITY OF BORROWER UNDER THE HAZARDOUS SUBSTANCES INDEMNITY AGREEMENT OF EVEN DATE HEREWITH MADE BY BORROWER AND INDEMNITOR OR UNDER SECTION 1.30 OF THE MORTGAGE;

(i) FRAUD OR MATERIAL MISREPRESENTATION BY BORROWER OR INDEMNITOR OR ANY OF THEIR PRINCIPALS, OFFICERS, AGENTS OR EMPLOYEES TO THE FULL EXTENT OF ANY LOSSES, DAMAGES AND EXPENSES OF LENDER ON ACCOUNT THEREOF; AND

(j) ANY AMOUNTS PAID UNDER LEASES CONTAINING EARLY LEASE TERMINATION OPTIONS OR OTHERWISE PAID BY ANY TENANT(S) IN CONSIDERATION OF AN EARLY TERMINATION OF ANY LEASE AND NOT DELIVERED TO LENDER TO BE HELD IN ACCORDANCE WITH THE MORTGAGE.

This is a guaranty of payment and performance and not of collection. The liability of Indemnitor under this Agreement shall be absolute, direct and immediate and not conditional or contingent upon the pursuit of any remedies against Borrower or any other person (including, without limitation, other guarantors, if any), nor against the collateral for the Loan. Indemnitor waives any right to require that an action be brought against Borrower or any other person or to require that resort be made to any collateral for the Loan or to any balance of any deposit account or credit on the books of Lender in favor of Borrower or any other person. In the event, on account of the Bankruptcy Reform Act of 1978, as amended, or any other debtor relief law (whether statutory, common law, case law or otherwise) of any jurisdiction whatsoever, now or hereafter in effect, which may be or become applicable, Borrower shall be relieved of or fail to incur any Costs as provided in the Loan Documents, Indemnitor shall nevertheless be fully liable for such Costs. In the event of a default under the Loan Documents which is not cured within any applicable grace or cure period, Lender shall have the right to enforce its rights, powers and remedies (including, without limitation, foreclosure of all or any portion of the collateral for the Loan) thereunder or hereunder, in any order, and all rights, powers and remedies available to Lender in such event shall be non-exclusive and cumulative of all other rights, powers and remedies provided thereunder or hereunder or by law or in equity. If the indebtedness and obligations guaranteed hereby are partially paid or discharged by reason of the exercise of any of the remedies available to Lender, this Agreement shall nevertheless remain in full force and effect, and Indemnitor shall remain liable for all remaining indebtedness and obligations guaranteed hereby, even though any rights which Indemnitor may have against Borrower may be destroyed or diminished by the exercise of any such remedy.

2.       Indemnification Procedures.
(a) If any action shall be brought against Lender based upon any of the matters for which Lender is indemnified hereunder, Lender shall notify Indemnitor in writing thereof and Indemnitor shall promptly assume the defense thereof, including, without limitation, the employment of counsel acceptable to Lender and the negotiation of any settlement; provided, however, that any failure of Lender to notify Indemnitor of such matter shall not impair or reduce the obligations of Indemnitor hereunder. Lender shall have the right, at the expense of Indemnitor (which expense shall be included in Costs), to employ separate counsel in any such action and to participate in the defense thereof. In the event Indemnitor shall fail to discharge or undertake to defend Lender against any claim, loss or liability for which Lender is indemnified hereunder thirty (30) days after Indemnitor receives written notice demand therefor, Lender may, at its sole option and election, defend or settle such claim, loss or liability. The liability of Indemnitor to Lender hereunder shall be conclusively established by such settlement, provided such settlement is made in good faith, the amount of such liability to include both the settlement consideration and the costs and expenses, including, without limitation, attorneys' fees and disbursements, incurred by Lender in effecting such settlement. In such event, such settlement consideration, costs and expenses shall be included in Costs and Indemnitor shall pay the same as hereinafter provided.

(b)  Indemnitor  shall  not,  without  the  prior  written  consent  of  Lender:
(i) settle or compromise any action, suit, proceeding or claim or consent to the entry of any judgment that does not include as an unconditional term thereof the delivery by the claimant or plaintiff to Lender of a full and complete written release of Lender (in form, scope and substance reasonably satisfactory to Lender) from all liability in respect of such action, suit, proceeding or claim and a dismissal with prejudice of such action, suit, proceeding or claim; or
(ii) settle or compromise any action, suit, proceeding or claim in any manner that may adversely affect Lender or obligate Lender to pay any sum or perform any obligation as reasonably determined by Lender.

(c) All Costs shall be immediately reimbursable to Lender when and as incurred and, in the event of any litigation, claim or other proceeding, without any requirement of waiting for the ultimate outcome of such litigation, claim or other proceeding, and Indemnitor shall pay to Lender any and all Costs within ten (10) days after written notice from Lender itemizing the amounts thereof incurred to the date of such notice. In addition to any other remedy available for the failure of Indemnitor to periodically pay such Costs, such Costs, if not paid within said ten-day period, shall bear interest at the Default Interest Rate (as defined in the Note).

3.       Reinstatement  of  Obligations.
If at any time all or any part of any payment made by Indemnitor or received by Lender from Indemnitor under or with respect to this Agreement is or must be rescinded or returned for any reason whatsoever (including, but not limited to, the insolvency, bankruptcy or reorganization of Indemnitor or Borrower), then the obligations of Indemnitor hereunder shall, to the extent of the payment rescinded or returned, be deemed to have continued in existence, notwithstanding such previous payment made by Indemnitor, or receipt of payment by Lender, and the obligations of Indemnitor hereunder shall continue to be effective or be reinstated, as the case may be, as to such payment, all as though such previous payment by Indemnitor had never been made.

4.       Waivers by  Indemnitor.
(1) To the extent permitted by law and by executing this Agreement, Indemnitor freely, irrevocably and unconditionally waives all rights and defenses that the Indemnitor may have because the Borrower's debt is secured by real property; this means, among other things, Indemnitor hereby waives and agrees not to assert or take advantage of:

(a) Any right to require Lender to proceed against Borrower or any other indemnitor, guarantor or any other person or to proceed against or exhaust any security held by Lender at any time or to pursue any other remedy in Lender's power or under any other agreement before proceeding against Indemnitor hereunder;

(b)      Intentionally omitted;

(c) Any defense that may arise by reason of the incapacity, lack of authority, death or disability of any other person or persons or the failure of Lender to file or enforce a claim against the estate (in administration, bankruptcy or any other proceeding) of any other person or persons;

(d) Demand, presentment for payment, notice of nonpayment, protest, notice of protest and all other notices of any kind, or the lack of any thereof, including, without limiting the generality of the foregoing, notice of the existence, creation or incurring of any new or additional indebtedness or obligation or of any action or non-action on the part of Borrower, Lender, any endorser or creditor of Borrower or of Indemnitor or on the part of any other person whomsoever under this or any other instrument in connection with any obligation or evidence of indebtedness held by Lender;

(e)      Any defense based upon an election of remedies by Lender;

(f) Any right or claim of right to cause a marshalling of the assets of Indemnitor;

(g)      Intentionally omitted;

(h) Any duty on the part of Lender to disclose to Indemnitor any facts Lender may now or hereafter know about Borrower or the Property, regardless of whether Lender has reason to believe that any such facts materially increase the risk beyond that which Indemnitor intends to assume or has reason to believe that such facts are unknown to Indemnitor or has a reasonable opportunity to communicate such facts to Indemnitor, it being understood and agreed that Indemnitor is fully responsible for being and keeping informed of the financial condition of Borrower, of the condition of the Property and of any and all circumstances bearing on the risk that liability may be incurred by Indemnitor hereunder;

(i) Any lack of notice of disposition or of manner of disposition of any collateral for the Loan;

(j) Any invalidity, irregularity or unenforceability, in whole or in part, of any one or more of the Loan Documents;

(k) Any lack of commercial reasonableness in dealing with the collateral for the Loan;

(l) Any deficiencies in the collateral for the Loan or any deficiency in the ability of Lender to collect or to obtain performance from any persons or entities now or hereafter liable for the payment and performance of any obligation hereby guaranteed or indemnified against;

(m) An assertion or claim that the automatic stay provided by 11 U.S.C. 362 (arising upon the voluntary or involuntary bankruptcy proceeding of Borrower) or any other stay provided under any other debtor relief law (whether statutory, common law, case law or otherwise) of any jurisdiction whatsoever, now or hereafter in effect, which may be or become applicable, shall operate or be interpreted to stay, interdict, condition, reduce or inhibit the ability of Lender to enforce any of its rights, whether now or hereafter required, which Lender may have against Indemnitor or the collateral for the Loan;

(n) Any modifications of the Loan Documents or any obligation of Borrower relating to the Loan by operation of law or by action of any court, whether pursuant to the Bankruptcy Reform Act of 1978, as amended, or any other debtor relief law (whether statutory, common law, case law or otherwise) of any jurisdiction whatsoever, now or hereafter in effect, or otherwise; and

(o) Any action,  occurrence,  event or matter  consented to by Indemnitor  under
Section 5(h) hereof, under any other provision hereof, or otherwise.

(2) Without limitation but in addition to the foregoing, by executing this Agreement, Indemnitor freely, irrevocably and unconditionally waives all rights and defenses that the Indemnitor may have because the Borrower's debt is secured by real property; this means, among other things:

(a) Lender may collect from the Indemnitor without first foreclosing on any real or personal property collateral pledged by the Borrower.

(b) If  Lender  forecloses  on  any  real  property  collateral  pledged  by the
Borrower:
(i) The amount of the debt may be reduced only by the price for which that collateral is sold at the foreclosure sale, even if the collateral is worth more than the sale price.
(ii) The Lender may collect from the Indemnitor even if the Lender, by foreclosing on the real property collateral, has destroyed any right the Indemnitor may have to collect from the Borrower. This is an unconditional and irrevocable waiver of any rights and defenses the Indemnitor may have because the Borrower's debt is secured by real property.

(c) Indemnitor waives all rights and defenses arising out of an election of remedies by Lender, even though that election of remedies, such as a nonjudicial foreclosure with respect to security for a guaranteed obligation, has destroyed the Indemnitor's rights of subrogation and reimbursement against the principal.

(d) Intentionally omitted.

(e) Indemnitor acknowledges and agrees that Lender is relying on the above waivers in making the Loan, and that these waivers are a material part of the consideration which Lender is receiving for making the Loan.

(f) Indemnitor waives the right, if any, to the benefit of, or to direct the application of, any security held by Lender, including, without limitation, the Property described in the Deed of Trust; and, until all the indebtedness and obligations, payment and performance of which are hereby guaranteed, have been paid and performed in full, any right to enforce any remedy which Lender now has or hereafter may have against Borrower, and any right to participate in any security now or hereafter held by Lender.

5.       General Provisions.
(a) Fully Recourse. All of the terms and provisions of this Agreement are recourse obligations of Indemnitor and not restricted by any limitation on personal liability.

(b) Unsecured Obligations. Indemnitor hereby acknowledges that Lender's appraisal of the Property is such that Lender is not willing to accept the consequences of the inclusion of Indemnitor's indemnity set forth herein among the obligations secured by the Mortgage and the other Loan Documents and that Lender would not make the Loan but for the unsecured personal liability undertaken by Indemnitor herein.

(c) Survival. This Agreement shall be deemed to be continuing in nature and shall remain in full force and effect and shall survive the exercise of any remedy by Lender under the Mortgage or any of the other Loan Documents, including, without limitation, any foreclosure or deed in lieu thereof, even if, as a part of such remedy, the Loan is paid or satisfied in full.

(d) No Subrogation; No Recourse Against Lender. Notwithstanding the satisfaction by Indemnitor of any liability hereunder until a year and a day have elapsed for the payment in full of the Loan (the "Waiver Period"), Indemnitor shall not enforce any right of subrogation, contribution, reimbursement or indemnity whatsoever or any right of recourse to or with respect to Borrower or the assets or property of Borrower or to any collateral for the Loan. In connection with the foregoing, Indemnitor expressly waives any and all rights of subrogation to Lender against Borrower, and Indemnitor hereby waives any rights to enforce any remedy which Lender may have against Borrower and any right to participate in any collateral for the Loan during the Waiver Period. In addition to and without in any way limiting the foregoing, Indemnitor hereby subordinates any and all indebtedness of Borrower now or hereafter owed to Indemnitor to all indebtedness of Borrower to Lender, and agrees with Lender that Indemnitor shall not demand or accept any payment of principal or interest from Borrower, shall not claim any offset or other reduction of Indemnitor's obligations hereunder because of any such indebtedness and shall not take any action to obtain any of the collateral from the Loan during the Waiver Period. Further, Indemnitor shall not have any right of recourse against Lender by reason of any action Lender may take or omit to take under the provisions of this Agreement or under the provisions of any of the Loan Documents.

(e) Reservation of Rights. Nothing contained in this Agreement shall prevent or in any way diminish or interfere with any rights or remedies, including, without limitation, the right to contribution, which Lender may have against Borrower, Indemnitor or any other party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (codified at Title 42 U.S.C. 9601 et seq.), as it may be amended from time to time, or any other applicable federal, state or local laws, all such rights being hereby expressly reserved.

(f) Financial Statements. Indemnitor hereby agrees, as a material inducement to Lender to make the Loan to Borrower, to maintain a net worth of no less than $15,000,000.00 (based upon the fair market value of Guarantor's assets as evidenced by an annual audited financial statement prepared by an independent certified public accountant reasonably acceptable to Lender) for so long as any portion of the Loan shall remain outstanding and to furnish to Lender in the manner and within the time periods set forth in the Mortgage current and dated financial statements. Indemnitor hereby warrants and represents unto Lender that any and all balance sheets, net worth statements and other financial data which have heretofore been given or may hereafter be given to Lender with respect to Indemnitor did or will at the time of such delivery fairly and accurately present the financial condition of Indemnitor.

(g) Rights Cumulative; Payments. Lender's rights under this Agreement shall be in addition to all rights of Lender under the Note, the Mortgage and the other Loan Documents. Further, payments made by Indemnitor under this Agreement (or any other indemnitor under separate agreement) shall not reduce in any respect Borrower's obligations and liabilities under the Note, the Mortgage and the other Loan Documents.

(h) No Limitation on Liability. Indemnitor hereby consents and agrees that Lender may at any time and from time to time without further consent from Indemnitor do any of the following events, and the liability of Indemnitor under this Agreement shall be unconditional and absolute and shall in no way be impaired or limited by any of the following events, whether occurring with or without notice to Indemnitor or with or without consideration: (i) any extensions of time for performance required by any of the Loan Documents or extension or renewal of the Note; (ii) any sale, assignment or foreclosure of the Note, the Mortgage or any of the other Loan Documents or any sale or transfer of the Property; (iii) any change in the composition of Borrower, including, without limitation, the withdrawal or removal of Indemnitor from any current or future position of ownership, management or control of Borrower;
(iv) the accuracy or inaccuracy of the representations and warranties made by Indemnitor herein or by Borrower in any of the Loan Documents; (v) the release of Borrower or of any other person or entity from performance or observance of any of the agreements, covenants, terms or conditions contained in any of the Loan Documents by operation of law, Lender's voluntary act or otherwise;
(vi) the release or substitution in whole or in part of any security for the Loan; (vii) Lender's failure to record the Mortgage or to file any financing statement (or Lender's improper recording or filing thereof) or to otherwise perfect, protect, secure or insure any lien or security interest given as security for the Loan; (viii) the modification of the terms of any one or more of the Loan Documents; or (ix) the taking or failure to take any action of any type whatsoever with respect to Lender's rights under the Loan Documents. No such action which Lender shall take or fail to take in connection with the Loan Documents or any collateral for the Loan, nor any course of dealing with Borrower or any other person, shall limit, impair or release Indemnitor's obligations hereunder, affect this Agreement in any way or afford Indemnitor any recourse against Lender. Nothing contained in this Section shall be construed to require Lender to take or refrain from taking any action referred to herein.

(i) Entire Agreement; Amendment; Severability. This Agreement contains the entire agreement between the parties respecting the matters herein set forth and supersedes all prior agreements, whether written or oral, between the parties respecting such matters. Any amendments or modifications hereto, in order to be effective, shall be in writing and executed by the parties hereto. A determination that any provision of this Agreement is unenforceable or invalid shall not affect the enforceability or validity of any other provision, and any determination that the application of any provision of this Agreement to any person or circumstance is illegal or unenforceable shall not affect the enforceability or validity of such provision as it may apply to any other persons or circumstances.

(j) Governing Law; Binding Effect; Waiver of Acceptance. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF WASHINGTON, EXCEPT TO THE EXTENT THAT THE APPLICABILITY OF ANY OF SUCH LAWS MAY NOW OR HEREAFTER BE PREEMPTED BY FEDERAL LAW, IN WHICH CASE SUCH FEDERAL LAW SHALL SO GOVERN AND BE CONTROLLING. This Agreement shall bind Indemnitor and its heirs, personal representatives, successors and assigns and shall inure to the benefit of Lender and the officers, directors, shareholders, agents and employees of Lender and their respective heirs, successors and assigns. Notwithstanding the foregoing, Indemnitor shall not assign any of its rights or obligations under this Agreement without the prior written consent of Lender, which consent may be withheld by Lender in its sole discretion. Indemnitor hereby waives any acceptance of this Agreement by Lender, and this Agreement shall immediately be binding upon Indemnitor.

(k) Notices. All notices, demands, requests or other communications to be sent by one party to another hereunder or required by law shall be given and become effective as provided in the Mortgage, provided that the address of Indemnitor shall be as follows:

WestCoast Hospitality Corporation
201 W. North River Drive, Suite 100
Spokane, Washington 99201
Attention: Chief Financial Officer
FACSIMILE: (509) 325-7324

(l) No Waiver; Time of Essence; Business Day. The failure of any party hereto to enforce any right or remedy hereunder, or to promptly enforce any such right or remedy, shall not constitute a waiver thereof nor give rise to any estoppel against such party nor excuse any of the parties hereto from their respective obligations hereunder. Any waiver of such right or remedy must be in writing and signed by the party to be bound. This Agreement is subject to enforcement at law or in equity, including actions for damages or specific performance. Time is of the essence hereof. The term "business day" as used herein shall mean a weekday, Monday through Friday, except a legal holiday or a day on which banking institutions in New York, New York are authorized by law to be closed.

(m) Captions for Convenience. The captions and headings of the sections and paragraphs of this Agreement are for convenience of reference only and shall not be construed in interpreting the provisions hereof.

(n) Attorneys' Fees. In the event it is necessary for Lender to retain the services of an attorney or any other consultants in order to enforce this Agreement, or any portion thereof, Indemnitor agrees to pay to Lender any and all costs and expenses, including, without limitation, attorneys' fees, incurred by Lender as a result thereof and such costs, fees and expenses shall be included in Costs.

(o) Successive Actions. A separate right of action hereunder shall arise each time Lender acquires knowledge of any matter indemnified or guaranteed by Indemnitor under this Agreement. Separate and successive actions may be brought hereunder to enforce any of the provisions hereof at any time and from time to time. No action hereunder shall preclude any subsequent action, and Indemnitor hereby waives and covenants not to assert any defense in the nature of splitting of causes of action or merger of judgments.

(p) Reliance. Lender would not make the Loan to Borrower without this Agreement. Accordingly, Indemnitor intentionally and unconditionally enters into the covenants and agreements as set forth above and understands that, in reliance upon and in consideration of such covenants and agreements, the Loan shall be made and, as part and parcel thereof, specific monetary and other obligations have been, are being and shall be entered into which would not be made or entered into but for such reliance.

(q) SUBMISSION TO JURISDICTION; WAIVER OF JURY TRIAL.
(1) INDEMNITOR, TO THE FULL EXTENT PERMITTED BY LAW, HEREBY KNOWINGLY, INTENTIONALLY AND VOLUNTARILY, WITH AND UPON THE ADVICE OF COMPETENT COUNSEL,
(A) SUBMITS TO PERSONAL JURISDICTION IN THE STATE OF WASHINGTON OVER ANY SUIT, ACTION OR PROCEEDING BY ANY PERSON ARISING FROM OR RELATING TO THIS AGREEMENT,
(B) AGREES THAT ANY SUCH ACTION, SUIT OR PROCEEDING MAY BE BROUGHT IN ANY STATE OR FEDERAL COURT OF COMPETENT JURISDICTION PRESIDING OVER YAKIMA COUNTY,
WASHINGTON, (C) SUBMITS TO THE JURISDICTION OF SUCH COURTS, AND (D) TO THE FULLEST EXTENT PERMITTED BY LAW, AGREES THAT IT WILL NOT BRING ANY ACTION, SUIT OR PROCEEDING IN ANY OTHER FORUM (BUT NOTHING HEREIN SHALL AFFECT THE RIGHT OF LENDER TO BRING ANY ACTION, SUIT OR PROCEEDING IN ANY OTHER FORUM). INDEMNITOR FURTHER CONSENTS AND AGREES TO SERVICE OF ANY SUMMONS, CITATION, COMPLAINT OR OTHER LEGAL PROCESS IN ANY SUCH SUIT, ACTION OR PROCEEDING BY REGISTERED OR CERTIFIED U.S. MAIL, RETURN RECEIPT REQUESTED, POSTAGE PREPAID, TO THE
INDEMNITOR AT THE ADDRESS FOR NOTICES DESCRIBED IN SECTION 5(k) HEREOF, AND CONSENTS AND AGREES THAT SUCH SERVICE SHALL CONSTITUTE IN EVERY RESPECT VALID AND EFFECTIVE SERVICE (BUT NOTHING HEREIN SHALL AFFECT THE VALIDITY OR EFFECTIVENESS OF PROCESS SERVED IN ANY OTHER MANNER PERMITTED BY LAW).
(2) INDEMNITOR, TO THE FULL EXTENT PERMITTED BY LAW, HEREBY KNOWINGLY, INTENTIONALLY AND VOLUNTARILY, WITH AND UPON THE ADVICE OF COMPETENT COUNSEL, WAIVES, RELINQUISHES AND FOREVER FORGOES THE RIGHT TO A TRIAL BY JURY IN ANY ACTION OR PROCEEDING BASED UPON, ARISING OUT OF, OR IN ANY WAY RELATING TO THIS AGREEMENT OR ANY CONDUCT, ACT OR OMISSION OF LENDER OR INDEMNITOR, OR ANY OF THEIR DIRECTORS, OFFICERS, PARTNERS, MEMBERS, EMPLOYEES, AGENTS OR ATTORNEYS, OR ANY OTHER PERSONS AFFILIATED WITH LENDER OR INDEMNITOR, IN EACH OR THE FOREGOING CASES, WHETHER SOUNDING IN CONTRACT, TORT OR OTHERWISE.

(r) Additional Waivers by Indemnitor.
(1) Indemnitor covenants and agrees that, upon the commencement of a voluntary or involuntary bankruptcy proceeding by or against Borrower (or any other indemnitor relative to the Loan or the Costs), Indemnitor shall not seek or cause Borrower or any other person or entity to seek a supplemental stay or other relief, whether injunctive or otherwise, pursuant to 11 U.S.C. 105 or any other provision of the Bankruptcy Reform Act of 1978, as amended, or any other debtor relief law, (whether statutory, common law, case law or otherwise) of any jurisdiction whatsoever, now or hereafter in effect, which may be or become applicable, to stay, interdict, condition, reduce or inhibit the ability of Lender to enforce any rights of Lender against Indemnitor or the collateral for the Loan by virtue of this Agreement or otherwise.
(2) Indemnitor covenants and agrees that it shall not solicit or aid the solicitation of the filing of any Petition (as defined in the Mortgage) against the Borrower, whether acting on its own behalf or on behalf of any other party, including, without limitation: (i) providing information regarding the identity of creditors or the nature of creditors' claims to any third party in connection with the filing of a Petition unless compelled to do so by order of a court of competent jurisdiction or by regulation promulgated by a governmental agency; or
(ii) paying the legal fees or expenses of any creditor of or interest holder in the Borrower in connection with the filing of a Petition. (s) Joint and Several Liability. Notwithstanding anything to the contrary herein, the representations, warranties, covenants, agreements and obligations made and undertaken by Indemnitor herein, and all representations, warranties, covenants, agreements, liability and obligations made or undertaken by other indemnitors or obligors (including Borrower) relative to the Loan, shall be joint and several.

Signature Page

IN WITNESS WHEREOF, Indemnitor has executed this Indemnity and Guaranty Agreement to be effective as of the date first written above.

INDEMNITOR:

WESTCOAST HOSPITALITY CORPORATION,
a Washington corporation


By:
       Name:      Arthur M. Coffey
       Title:     President

Exhibit 31.1

                       WESTCOAST HOSPITALITY CORPORATION

    CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Arthur M. Coffey, President and Chief Executive Officer of WestCoast Hospitality Corporation certify that:

1. I have reviewed this quarterly report on Form 10-Q of WestCoast Hospitality Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-25(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003

/s/ Arthur M. Coffey
_________________________________________
Arthur M. Coffey
President and Chief Executive Officer

Exhibit 31.2

                       WESTCOAST HOSPITALITY CORPORATION

    CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter P. Hausback, Vice President, Chief Financial Officer of WestCoast Hospitality Corporation certify that:

1. I have reviewed this quarterly report on Form 10-Q of WestCoast Hospitality Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-25(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003

/s/ Peter P. Hausback
_________________________________________
Peter P. Hausback
Vice President, Chief Financial Officer

Exhibit 32.1

                       WESTCOAST HOSPITALITY CORPORATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION
                     906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of WestCoast Hospitality Corporation (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Arthur M. Coffey, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Arthur M. Coffey
_________________________________________________
Arthur M. Coffey
President and Chief Executive Officer
August 14, 2003

Exhibit 32.2

                       WESTCOAST HOSPITALITY CORPORATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION
                     906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of WestCoast Hospitality Corporation (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter P. Hausback, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter P. Hausback
___________________________________________________
Peter P. Hausback
Vice President and Chief Financial Officer
August 14, 2003