Form 10-Q
period 2003-09-30
WESTCOAST HOSPITALITY CORP
filed 2003-11-12
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15)d OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to

Commission file number 001-13957

WESTCOAST HOSPITALITY CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1032187

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

201 W. North River Drive, Suite 100, Spokane, Washington	99201

(Address of principal executive offices)	(Zip Code)

(509) 459-6100

(Registrant’s telephone number, including area code)

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

Yes [   ] No [X]

As of November 10, 2003 there were 13,005,765 shares of the registrant’s common stock outstanding.

WESTCOAST HOSPITALITY CORPORATION

Form 10-Q
For the Quarter Ended September 30, 2003

INDEX

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements: (unaudited)
	Consolidated Balance Sheets September 30, 2003 and December 31, 2002	3
	Consolidated Statements of Operations Three months and Nine Months Ended September 30, 2003 and 2002	4
	Consolidated Statements of Cash Flows Nine months Ended September 30, 2003 and 2002	5
	Condensed Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 2.	Changes in Securities and Use of Proceeds	(a	)
Item 3.	Defaults Upon Senior Securities	(a	)
Item 4.	Submission of Matters to a Vote of Security Holders	(a	)
Item 5.	Other Information	(a	)
Item 6.	Exhibits and Reports on Form 8-K	30
Signatures		31

(a) Item is omitted as there is nothing to disclose for the period covered by this report.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

WestCoast Hospitality Corporation
Consolidated Balance Sheets (unaudited)
September 30, 2003 and December 31, 2002
(in thousands, except share data)

	September 30,	December 31,
	2003	2002

Assets:
Current assets:
Cash and cash equivalents	$10,068	$752
Restricted cash	4,089	1,949
Accounts receivable, net	9,846	9,559
Inventories	1,960	2,040
Assets held for sale	—	34,408
Prepaid expenses and other	2,593	2,693

Total current assets	28,556	51,401
Property and equipment, net	268,050	241,255
Goodwill	28,042	28,042
Intangible assets, net	14,601	15,188
Other assets, net	20,138	20,824

Total assets	$359,387	$356,710

Liabilities:
Current liabilities:
Accounts payable	$6,690	$6,773
Accrued payroll and related benefits	6,291	6,173
Accrued interest payable	780	695
Advance deposits	267	198
Other accrued expenses	10,064	8,494
Long-term debt, due within one year	5,947	4,889
Notes payable to bank	—	52,100
Capital lease obligations, due within one year	—	268

Total current liabilities	30,039	79,590
Long-term debt, due after one year	152,542	101,206
Deferred income	2,411	2,626
Deferred income taxes	16,761	16,261
Minority interest in partnerships	2,767	2,911

Total liabilities	204,520	202,594

Stockholders’ equity:
Preferred stock - 5,000,000 shares authorized; $0.01 par value; $50 per share liquidation value:
Series A - 294,362 and 301,315 shares issued and outstanding	3	3
Series B - 294,362 and 301,315 shares issued and outstanding	3	3
Additional paid-in capital, preferred stock	29,430	30,125
Common stock - 50,000,000 shares authorized; $0.01 par value; 13,004,573 and 12,981,878 shares issued and outstanding	130	130
Additional paid-in capital, common stock	84,187	84,083
Retained earnings	41,114	39,772

Total stockholders’ equity	154,867	154,116

Total liabilities and stockholders’ equity	$359,387	$356,710

The accompanying condensed notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation
Consolidated Statements of Operations (unaudited)
For the Three Months and Nine Months Ended September 30, 2003 and 2002
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues:
Hotels and restaurants	$49,230	$50,518	$126,671	$134,459
Franchise, central services and development	973	1,406	2,950	3,340
Entertainment	2,023	1,508	6,008	4,980
Real estate	2,177	2,186	6,843	6,797
Corporate services	81	67	256	201

Total revenues	54,484	55,685	142,728	149,777

Operating expenses:
Hotels and restaurants	38,848	39,824	106,603	111,517
Franchise, central services and development	376	535	1,268	1,554
Entertainment	1,845	1,245	5,327	4,156
Real estate	1,191	1,293	3,624	3,535
Corporate services	83	61	242	162
Depreciation and amortization	4,284	2,561	10,047	7,938
(Gain) loss on asset dispositions	(117)	(69)	579	(3,165)
Conversion expenses	24	1	392	8

Total direct expenses	46,534	45,451	128,082	125,705
Undistributed corporate expenses	712	747	2,040	1,650

Total expenses	47,246	46,198	130,122	127,355

Operating income	7,238	9,487	12,606	22,422
Other income (expense):
Interest expense, net of amounts capitalized	(2,886)	(2,613)	(8,241)	(8,135)
Interest income	96	96	303	254
Other income (expense), net	87	1	(205)	4
Equity income in investments, net	20	42	99	30
Minority interest in partnerships	14	(42)	144	(108)

Income before income taxes	4,569	6,971	4,706	14,467
Income tax expense	1,337	2,461	1,449	5,107

Net income	3,232	4,510	3,257	9,360
Preferred stock dividend	(634)	(646)	(1,915)	(1,937)

Net income applicable to common shareholders	$2,598	$3,864	$1,342	$7,423

Earnings per common share:
Basic	$0.20	$0.30	$0.10	$0.57

Diluted	$0.20	$0.29	$0.10	$0.56

Weighted average shares outstanding - basic	13,003	12,982	12,997	12,975

Weighted average shares outstanding - diluted	13,289	13,268	13,283	13,302

The accompanying condensed notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation
Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30, 2003 and 2002
(in thousands)

	Nine Months Ended September 30,
	2003	2002

Operating activities:
Net income	$3,257	$9,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,047	7,938
(Gain) loss on disposition of property, equipment and other assets	579	(3,165)
Non-cash reduction of preferred stock resulting in gain	(522)	—
Write-off of deferred loan fees	790	—
Deferred income tax provision	500	300
Minority interest in partnerships	(144)	108
Equity in investments	(99)	(30)
Compensation expense related to stock issuance	5	15
Provision for doubtful accounts	337	184
Change in current assets and liabilities:
Restricted cash	(2,140)	(987)
Accounts receivable	(314)	(1,086)
Inventories	80	216
Prepaid expenses and other	114	(901)
Accounts payable and income taxes payable	476	3,775
Accrued payroll and related benefits	118	593
Accrued interest payable	85	(97)
Other accrued expenses and advance deposits	997	3,874

Net cash provided by operating activities	14,166	20,097

Investing activities:
Additions to property and equipment	(5,141)	(6,201)
Proceeds from disposition of property and equipment	398	1,839
Proceeds from disposition of investment	441	165
Other, net	62	44

Net cash used in investing activities	(4,240)	(4,153)

The accompanying condensed notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation
Consolidated Statements of Cash Flows (unaudited), continued
For the Nine Months Ended September 30, 2003 and 2002
(in thousands)

	Nine Months Ended September 30,
	2003	2002

Financing activities:
Proceeds from note payable to bank	47,700	—
Repayment of note payable to bank	(99,800)	(10,050)
Proceeds from long-term debt	55,200	—
Proceeds from short-term debt	2,658	—
Repayment of long-term debt	(2,806)	(2,842)
Proceeds from issuance of common stock under employee stock purchase plan	99	103
Preferred stock dividend payments	(1,927)	(1,291)
Principal payments on capital lease obligations	(268)	(284)
Additions to deferred financing costs	(1,466)	(710)
Distribution to stockholders and partners	—	(23)

Net cash used in financing activities	(610)	(15,097)

Change in cash and cash equivalents:
Net increase in cash and cash equivalents	9,316	847
Cash and cash equivalents at beginning of period	752	4,613

Cash and cash equivalents at end of period	$10,068	$5,460

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,156	$8,232
Income taxes	$93	$3,928
Non-cash investing and financing activities:
Reclassification of assets held for sale to property and equipment	$34,403	$—
Sale-operating leaseback of equipment	$2,658	$—
Preferred stock dividends declared	$1,915	$1,937
Non-cash reduction of working capital for preferred stock	$173	$—
Addition of note receivable on sale of building	$—	$2,607
Investment in real estate venture exchanged for property	$—	$1,194
Assignment of debt to purchaser of building	$—	$7,198
Note payable	$—	$520

The accompanying condensed notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation
Condensed Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS AND ORGANIZATION

WestCoast Hospitality Corporation (“the Company” or “WestCoast”) is a New York Stock Exchange listed hospitality and leisure company primarily engaged in the ownership, management, development, and franchising of mid-scale, full service hotels under its WestCoast® and RedLion® brands. As of September 30, 2003, the hotel system contained 72 hotels located in 12 states and one Canadian province, with more than 12,500 rooms and 589,000 square feet of meeting space. At September 30, 2003, the Company managed 48 of these hotels, including 28 owned hotels, 14 leased hotels and six third-party owned hotels. The remaining 24 hotels were owned and operated by third-party franchisees.

The Company is also engaged in activities complementary to the operation of the hotels in its system. These activities include ticketing services and presenting entertainment productions through its entertainment division and owning, leasing, developing and managing commercial and multi-unit residential properties through its real estate services division.

The Company was incorporated in the State of Washington on April 25, 1978. A substantial portion of the Company’s assets are held in WestCoast Hospitality Limited Partnership (“WHLP”). WHLP was formed in the State of Delaware on October 23, 1997. The Company is the sole general partner and approximately 98% owner of WHLP and manages its operations.

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

The unaudited consolidated financial statements included herein have been prepared by WestCoast pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. The balance sheet as of December 31, 2002 has been compiled from the audited balance sheet as of such date. The Company believes that the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2002 previously filed with the SEC on Form 10-K.

In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at September 30, 2003 and the consolidated results of operations and cash flows for the periods ended September 30, 2003 and 2002. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.

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

On June 27, 2003, the Company secured term debt of $55.2 million from Column Financial, Inc., a Credit Suisse First Boston subsidiary. The debt is collateralized by certain of the Company’s hotel properties, requires monthly payments based on a fixed interest rate of at 6.7% per annum and a 25-year amortization schedule, and matures in full on July 11, 2013. In connection with securing this term debt, the Company incurred loan fees and other costs totaling $1.1 million which were capitalized and are being amortized using the effective interest method over the ten year period of the underlying promissory notes.

A portion of the proceeds from these new borrowings were used to pay down the $51.5 million outstanding balance on the Company’s then existing credit facility. The credit facility agreement was then amended effective June 27, 2003, reducing the maximum borrowing amount to $4.0 million. As of September 30, 2003, the Company had no outstanding balance under this credit facility. This credit facility was terminated by the Company in October 2003 as described in Note 12 below.

As of the date of the amendment to the credit facility, the balance of unamortized deferred finance costs associated with the existing revolving credit facility was $848,000. The amendment resulted in a 92% reduction of borrowing capacity under the revolving credit facility. As such, in June 2003 the Company recorded a proportionate write-off of the then remaining unamortized deferred loan costs totaling $790,000.

During the three months ended September 30, 2003 an additional $281,000 of fees and costs associated with certain of the Company new debt instruments were incurred. These fees were capitalized and are being amortized using the effective interest method over the term of the underlying debt instrument.

4.	SALE AND SUBSEQUENT LEASEBACK OF EQUIPMENT

In June 2003, WestCoast completed the sale to General Electric Capital Corporation of certain capitalized software and equipment previously included in construction in-process. The proceeds of approximately $2.7 million were used to repay the outstanding balance on an interim note payable to General Electric Capital Corporation in the same amount. Certain other costs directly related to the software and equipment were paid for directly by General Electric Capital Corporation, totaling $451,000. WestCoast then entered into an operating lease agreement with General Electric Capital Corporation which expires in June 2005 and requires monthly payments of approximately $52,000. At the option of WestCoast, the lease term is renewable for three one-year terms. No gain or loss was recorded on this sale-leaseback transaction.

5.	BUSINESS SEGMENTS

The Company has four operating segments: (1) hotels and restaurants; (2) franchise, central services and development; (3) entertainment; and (4) real estate. In addition, corporate services consist primarily of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment, which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense, income tax expense, and other income and expense items. Therefore, these items are not allocated to the segments. Selected information with respect to the segments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues:
Hotels and restaurants	$49,230	$50,518	$126,671	$134,459
Franchise, central services and development	973	1,406	2,950	3,340
Entertainment	2,023	1,508	6,008	4,980
Real estate	2,177	2,186	6,843	6,797
Corporate services	81	67	256	201

	$54,484	$55,685	$142,728	$149,777

Operating income (loss):
Hotels and restaurants	$7,948	$8,713	$12,059	$16,912
Franchise, central services and development	556	789	1,116	1,531
Entertainment	84	177	488	582
Real estate	(558)	945	1,482	6,144
Corporate services	(792)	(1,137)	(2,539)	(2,747)

	$7,238	$9,487	$12,606	$22,422

6.	EARNINGS (LOSS) PER SHARE

     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations (in thousands, except per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002		2003	2002

Numerator:
Net income	$3,232	$4,510		$3,256	$9,360
Preferred stock dividend	(634)	(646)		(1,915)	(1,937)

Net income to common shareholders - basic	2,598	3,864		1,341	7,423
Effect of dilutive OP units	(6)	27		(38)	82

Net income to common shareholders - diluted	$2,592	$3,891		$1,303	$7,505

Denominator:
Weighted average shares outstanding - basic	13,003	12,982		12,997	12,974
Effect of dilutive OP units	286	286		286	286
Effect of dilutive common stock options and convertible notes	(A )	(A	)	(A )	41

Weighted average shares outstanding - diluted	13,289	13,268		13,283	13,301

Net earnings per share - basic	$0.20	$0.30		$0.10	$0.57

Net earnings per share - diluted	$0.20	$0.29		$0.10	$0.56

(A) At September 30, 2003, 810,425 stock options were outstanding. The effects of the shares which would be issuable upon exercise of these options have been excluded from the calculation of diluted earnings per share for the three months and nine months ending September 30, 2003 because they are anti-dilutive. At September 30, 2002, 543,075 stock options were outstanding which were excluded from the calculation of diluted earnings per share for the three month period ending September 30, 2002 because they are anti-dilutive. For the nine months ended September 30, 2002, 208,207 of these options respectively have been excluded from the calculation of diluted earnings per share because they are anti-dilutive. Convertible notes are excluded from the weighted-average share calculation for all periods presented as they are anti-dilutive.

7.	DISPOSITION OF INVESTMENT

Effective April 2003, the Company sold its ownership investment in a hotel venture to an unrelated third party for $350,000. In addition, the Company assigned its interest in the management agreement to the same party in exchange for a structured payment arrangement totaling approximately $141,000 with payments through January 2004. The carrying value of the Company’s investment at the date of sale was $934,000, resulting in a loss on the transaction of $443,000, which is included as a loss on asset dispositions in the accompanying statements of operations.

8.	ASSETS HELD FOR SALE

At December 31, 2002, assets held for sale consists of two office buildings in Spokane, Washington and the WestCoast Kalispell Center Hotel and Mall with an aggregate net carrying value of $34.4 million.

In June 2002, the Company entered into a purchase and sale agreement with a potential buyer for the WestCoast Kalispell Center Hotel and Mall. In June 2003 the Company and the potential buyer of the WestCoast Kalispell Center Hotel and Mall mutually terminated their sales agreement, at which time the Company determined that it was no longer in its best interest to continue to market the property for sale. As a result of this decision, the net book value of the WestCoast Kalispell Center Hotel and Mall of approximately $13.0 million was reclassified from assets held for sale to property and equipment. A depreciation adjustment of $520,000 was recorded in June 2003, reflecting non-cash depreciation expense that would have been recognized had the assets been classified as held and used since July 2002.

Continuing to follow its strategy of divesture from non-core assets, the Company remains committed to the sale of the two Spokane office buildings. It is actively marketing the properties and both are available for sale in their present condition at prices management believes are reasonable compared to their respective estimated fair values. However, there can be no assurances given that the sale of these assets will be completed in the time frame permissible under generally accepted accounting principles to permit the classification of these assets as held for sale on the financial statements. As a result of this decision, the net book value of the related assets of approximately $21.7 million has been reclassified from assets held for sale to property and equipment. A depreciation adjustment of approximately $1.6 million was recorded in the three months ended September 30, 2003, reflecting non-cash expenses that would have been recognized had the assets been classified as property and equipment since December 2001.

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

As permitted by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company has chosen to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and to provide the disclosure only requirements of SFAS No. 123. On December 31, 2002, the Financial Accounting Standards Board (“FASB”) amended the transition and disclosure requirements of SFAS No. 123 through the issuance of Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends the existing disclosures to make more frequent and prominent disclosure of stock-based compensation expense beginning with financial statements for fiscal periods ending after December 15, 2002.

The Company has chosen not to record compensation expense using fair value measurement provisions in the statement of operations. Had compensation cost for plan been determined based on the fair value at the grant dates for awards under the plans, reported net income and earnings per share would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Reported net income applicable to common shareholders	$2,598	$3,864	$1,341	$7,423
Add back: stock based employee compensation expense, net of related tax effects	—	—	3	10
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14)	—	(479)	(8)

Pro forma net income applicable to common shareholders	$2,584	$3,864	$865	$7,425

Basic net earnings per share:
Reported net earnings per share	$0.20	$0.30	$0.10	$0.57
Stock-based employee compensation, fair value	(0.00)	(0.00)	(0.03)	0.00

Pro forma basic net earnings per share	$0.20	$0.30	$0.07	$0.57

Diluted net earnings per share:
Reported net earnings per share	$0.20	$0.29	$0.10	$0.56
Stock-based employee compensation, fair value	(0.01)	0.00	(0.03)	(0.00)

Pro forma diluted net earnings per share	$0.19	$0.29	$0.07	$0.56

10.	PREFERRED STOCK

In September 2003, the Company entered into an agreement related to early termination of one of its franchised properties. As consideration for the termination of the franchise agreement, the Company received 4,207 shares each of its own Series A and Series B preferred stock with a stated value of $50 per share. A termination gain of $247,000 was recorded by the Company and is included in revenues for franchise, central services, and development. In June 2003, the Company entered into an agreement related to early termination of one of its franchised properties. As consideration for the termination of the franchise agreement, the Company received 2,746 shares each of its own Series A and Series B preferred stock with a stated value of $50 per share. A termination gain of $230,000 was recorded by the Company and is included in revenues for franchise, central services, and development.

On October 1, 2003, the Company paid its regularly scheduled dividend to the shareholders of record as of September 30, 2003 of its Series A and Series B preferred stock totaling approximately $634,000.

11.	PURCHASE OPTIONS

In September 2003, the Company gave notice of its intent to exercise the option to acquire the Red Lion Hotel Yakima Gateway. The Company has leased the 172-room property since 1997. The total purchase price of the hotel under option is $6.25 million, of which the Company has already paid a non-refundable deposit of $1 million. Closing is planned for January 2004.

The Company began operating a hotel in Bellevue, Washington in January 2000 with an operating lease and purchase option agreement. The Company pays monthly lease payments of $27,951 plus hotel operating and other costs as defined in the agreement. The purchase option is exercisable from July 2002 through January 31, 2004 at the Company’s option. The total purchase price of the hotel under option is $12 million. The Company intends to exercise this option during the fourth quarter of 2003.

While the Company intends to exercise both options prior to September 30, 2004, the carrying value of the purchase options are still considered long-term as the classification of the converted assets, if exercised, will be long-term.

12.	SUBSEQUENT EVENTS

In October 2003, the Company entered into a new primary revolving credit agreement with Wells Fargo Bank, National Association. The credit agreement provides the Company with a revolving credit facility with a total of $10 million in borrowing capacity. This includes two revolving lines of credit: Line A allows for maximum borrowings of $7.0 million and is collateralized by certain hotel real estate assets as well as certain other property and equipment. Line B allows for maximum borrowings of $3.0 million and is collateralized by certain property and equipment. The Company is required to exhaust its borrowing capacity under Line A before it may borrow under Line B. Interest under both lines is computed based, at the Company’s option, upon either the bank’s prime rate or certain LIBOR rates. The agreement contains certain restrictions and covenants, the most restrictive of which requires the Company to maintain a minimum tangible net worth and a maximum debt to equity ratio. Line A does not require any principal payments until its maturity date of October 2006. As a result, any future borrowings under this line in 2003 or 2004 would be reflected as a long-term liability. Line B has a maturity date of October 2004. The bank credit facility also allows for a $4.0 million term facility that is available to acquire, and would be collateralized by, the Red Lion Yakima Gateway Hotel. The Company expects that the term of the loan would be seven years.

In November 2003, the Company sold its ownership of one of its hotels to an unrelated party for $10.8 million. The net proceeds, after repayment of debt directly related to the property of $6.0 million and sales costs, will be used to invest in other as yet unidentified properties under a tax deferral strategy. The Company then entered into an operating lease agreement with the new owner which expires in November 2018 and requires monthly payments of approximately $63,000. At the Company’s option, the lease term is renewable for three five-year terms. The pre-tax gain on the sale-leaseback transaction of approximately $6.4 million will be deferred and amortized into income over the period of the lease.

13.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements” (“FIN No. 46”). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 was adopted by the Company on July 1, 2003 and did not have a material effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 is effective for all contracts created or modified after June 30, 2003 except for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of this standard has not had a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, “we,” “our” and “us” refer to WestCoast Hospitality Corporation and, as the context requires, its wholly and partially owned subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will” and similar expressions or their negatives are used in this prospectus, these are forward-looking statements. Many possible events or factors could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. Such risks and uncertainties include, among others:

•	the magnitude and duration of international conflicts and economic cycles, including fluctuations in regional economic conditions and the seasonality of the lodging industry;

•	actual and threatened terrorist attacks and international conflicts and their impacts on travel;

•	changes in future demand and supply for hotel rooms;

•	competitive conditions in the lodging industry;

•	our relationships with our franchisees and the owners of our managed properties;

•	changes in energy, healthcare, insurance and other operating expenses;

•	the impact of government regulations;

•	our ability to obtain financing on terms that are acceptable to us through debt and/or equity issuance;

•	our ability to sell our non-core assets;

•	our ability to locate lessees for rental property and difficulties associated with managing and leasing properties owned by third parties; and

•	our dependence upon the ability and experience of our senior management team and our ability to retain or successfully replace members of our senior management team.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing.

GENERAL

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the condensed notes thereto included elsewhere in this report.

We are a NYSE-listed hospitality and leisure company primarily engaged in the ownership, management, development and franchising of mid-scale, full service hotels under our WestCoast and Red Lion brands. As of September 30, 2003, our hotel system contained 72 hotels located in 12 states and one Canadian province, with more than 12,500 rooms and 589,000 square feet of meeting space. We managed 48 of these hotels, consisting of 28 owned hotels, 14 leased hotels and six third-party owned hotels. The remaining 24 hotels were owned and operated by third-party franchisees.

We are also engaged in activities complementary to the operation of the hotels in our system. Our entertainment division provides ticketing services and promotes and presents a variety of entertainment productions. Our real estate division engages in traditional real estate services, including developing, managing and acting as a broker for sales and leases of commercial and multi-unit residential properties.

We operate in four reportable segments: hotels and restaurants; franchise, central services and development; entertainment; and real estate. The hotels and restaurants segment derives revenue primarily from room rentals and food and beverage operations at our owned and leased hotels and from management fees charged to the owners of our managed hotels. Management fees are typically based on a percentage of the hotel’s gross revenues plus an incentive fee based on operating performance. The franchise, central services and development segment is engaged primarily in licensing our brands to franchisees. This segment generates revenue from royalty fees that are typically based on a percent of room revenues and are charged to hotel owners in exchange for the use of our brands and access to our central services programs (reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards.) The entertainment segment derives revenue primarily from ticketing services and promotion of entertainment productions. The real estate segment generates revenue from owning, managing, leasing and developing commercial and multi-unit residential properties.

KEY TERMINOLOGY

Our results of operations are significantly impacted by occupancy and room rates at hotels, our ability to manage costs, and the relative mix of owned, leased, managed and franchised hotels in our system. Future operating results could be adversely impacted by many factors including those discussed in “Cautionary Note Regarding Forward-Looking Statements” above.

We believe that the following performance measures, which are widely used in the hospitality industry, are important to our discussion of operating performance:

•	Total available rooms represents the number of rooms available multiplied by the number of days in the reported period. We use total available rooms as a measure of capacity in our system of hotels. Rooms under significant renovation are excluded from total available rooms.

•	Average occupancy represents total paid rooms occupied divided by total available rooms. We use average occupancy as a measure of the utilization of capacity in our system of hotels.

•	Revenue per available room, or RevPAR, represents total room and related revenues divided by total available rooms. We use RevPAR as a measure of performance yield in our system of hotels.

•	Average daily rate, or ADR, represents total room revenues divided by the total number of paid rooms occupied by hotel guests. We use ADR as a measure of room pricing in our system of hotels.

•	Comparable hotels are hotels that have been owned, managed or franchised by us for more than one year. Throughout this report, unless otherwise stated, RevPAR, ADR and average occupancy statistics are calculated using statistics for comparable hotels.

OPERATING RESULTS AND STATISTICS

The following table sets forth selected items from the consolidated statements of operations as a percent of total revenues and certain other selected data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenues:
Hotels and restaurants	90.4%	90.8%	88.7%	89.8%
Franchise, central services and development	1.8	2.5	2.1	2.2
Entertainment	3.7	2.7	4.2	3.3
Real estate	4.0	3.9	4.8	4.6
Corporate services	0.1	0.1	0.2	0.1

Total revenues	100.0%	100.0%	100.0%	100.0%

Direct expenses	85.4%	81.7%	89.7%	83.9%
Undistributed corporate expenses	1.3	1.4	1.4	1.1

Operating income	13.3	17.1	8.8	15.0
Interest expense	5.3	4.6	5.8	5.4
Income tax expense	2.5	4.5	1.0	3.4

Net income	5.9%	8.2%	2.3%	6.2%

Hotel Statistics:
Hotels open at end of period	72	90	72	90
Available rooms	12,526	15,781	12,526	15,781
RevPAR (1)	$50.08	$49.98	$42.04	$43.53
ADR	$73.05	$74.08	$70.80	$73.09
Average Occupancy (1)	68.6%	67.5%	59.4%	59.6%
Adjusted EBITDA (in thousands)(2)	$11,405	$11,979	$23,232	$27,195

(1)	Rooms under renovation were excluded from RevPAR and average occupancy percentage. Due to the short duration of renovation, in the opinion of management, excluding these rooms did not have a material impact on RevPAR and average occupancy.

(2)	Adjusted EBITDA represents income before income taxes, interest expense, depreciation, and amortization adjusted for gains or losses on asset dispositions, interest income, equity in investments, minority interest in partnerships, and other non-operating income or losses. Adjusted EBITDA is not intended to represent net income as defined by generally accepted accounting principles in the United States and such information should not be considered as an alternative to net income, cash flows from operations or any other measure of performance prescribed by generally accepted accounting principles in the United States. Not all companies calculate adjusted EBITDA in the same fashion and therefore adjusted EBITDA as presented may not be comparable to similarly titled measures of other companies. Nevertheless we utilize adjusted EBITDA because management believes that certain investors find it to be a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core ongoing operations. For additional details, refer to the reconciliation of adjusted EBITDA to EBITDA and to net income.

We have historically disclosed EBITDA, adjusted as described in Note 2 of the preceding table, which we refer to as “adjusted EBITDA.” Beginning with the quarter ended September 30, 2003, we began presenting adjusted EBITDA as a measure of performance, or our overall results of operations. In our prior press releases and SEC filings, we presented adjusted EBITDA as a measure of liquidity, or our ability to generate cash from operations. We have not changed the way we calculate adjusted EBITDA, but from now on we will reconcile adjusted EBITDA to EBITDA and net income.

We believe that adjusted EBITDA is an important measurement of our operating performance that is both useful to evaluate our business and a simple way to compare our performance to that of our competitors and alternative investments. A number of our peers use a modified EBITDA as a measure of performance. We utilize adjusted EBITDA as a simple measurement of our consolidated performance, and that of our individual business units, before taxes; interest; the single largest non-cash expense we incur, depreciation; amortization adjusted for gains or losses on asset dispositions; interest income; equity in investments; minority interest in partnerships; and other non-operation income or losses. We believe these specific items represent the majority of the expenses that are not controllable by our operators directly.

While adjusted EBITDA is considered a measurement of performance not in accordance with generally accepted accounting principles in the United States, or GAAP, we believe it is still an effective and useful measurement tool. Its limitations include the possibility of exclusion of certain charges, as we define adjusted EBITDA, which may be considered recurring and may therefore be important to any evaluation of our operating performance. We compensate for these and other limitations inherent in any such non-GAAP performance measurement by also evaluating and presenting for disclosure key GAAP measurements and discussion of all material recurring and non-recurring charges in our discussion of net income.

The following table presents a reconciliation of adjusted EBITDA to EBITDA and to net income in accordance with generally accepted accounting principles in the United States for each of the periods presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Adjusted EBITDA	$11,405	$11,979	$23,232	$27,195
Gain (loss) on asset dispositions	117	69	(579)	3,165
Interest income	96	96	303	254
Other income (expense)	87	1	(205)	4
Equity in investments	20	42	99	30
Minority interest in partnerships	14	(42)	144	(108)

EBITDA	11,739	12,145	22,994	30,540
Income tax provision	(1,337)	(2,461)	(1,449)	(5,107)
Interest expense	(2,886)	(2,613)	(8,241)	(8,135)
Depreciation and amortization	(4,284)	(2,561)	(10,047)	(7,938)

Net income	$3,232	$4,510	$3,257	$9,360

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2003 to the Three Months Ended September 30, 2002

Revenues

Hotel and restaurant revenue for the three months ended September 30, 2003 was lower than the prior year comparative period by $1.3 million or 2.5%. This was primarily due to decreases in room revenue of $436,000, food revenue of $688,000, and beverage revenue of $137,000. ADR at owned and leased hotels for the third quarter of 2003 was $72.73, or $.02 higher than the prior year comparative period. Average occupancy for the three months ended September 30, 2003 for owned and leased hotels was 67.7% versus 68.7% for the same period in 2002. RevPAR for owned and leased hotels was $0.69 below the prior year period.

Management fee revenue for the three months ended September 30, 2003, which is reflected as a part of the hotel and restaurants segment, was down $27,000 from the comparative prior period. This decrease was primarily the result of a decline in the number of hotels managed during the comparative periods.

We believe these results reflect that demand in our hotel segment began to stabilize during the third quarter, improving from previous declining trends in business and excursion travel due in part, in our opinion, to declining business and excursion travel resulting from national economic challenges, personal spending cut-backs and certain national security threats. These results are indicative of the national trends. We also believe our brand repositioning efforts that took place in the first quarter already had a positive effect in the third quarter.

We continue to receive a progressively higher percentage of our reservations through third-party Internet channels, on which we generally realize lower room rates. Decreases in ADR slowed during the third quarter, partly reflective of our efforts to control these alternate distribution systems (“ADS”). We launched a new pilot ADS channel management program in select hotels on August 1, 2003 and have realized positive revenue trends in those properties during the trial period. We have signed fixed-charge markup agreements with eight ADS providers, which typically entitle the provider to keep a fixed percentage of the price paid by the customer for each room booked. The central reservations and distribution management technology placed in service during the second quarter of 2003 allows us to manage the yield on ADS channels on a real-time, hotel-by-hotel basis.

Franchise, central services and development revenue for the three months ended September 30, 2003 of $973,000 was lower than the prior year comparative period by $433,000 or 30.8%. This decrease was primarily due to lost revenues from 14 franchised hotels that left the system in 2003, and was partially offset by revenues from three new franchises that entered our system in 2003. It also was the result of lower room revenues at the franchise hotels, on which most franchise fees are based, partially offset by a $247,000 gain related to the termination of a franchise agreement during the period.

Entertainment revenue for the three months ended September 30, 2003 of $2.0 million was higher than the prior year comparative period by $515,000 or 34.2%. During September 2003 one Broadway presentation took place, whereas no such presentations took place in the third quarter of 2002. This increase for the third quarter of 2003 was augmented by increased ticket demand at our TicketsWest outlets in Eastern Washington and Colorado.

Real estate revenue for the three months ended September 30, 2003 of $2.2 million was approximately the same as the prior year comparative period. While we have generally experienced additional rental income from new tenants at owned real estate properties, we received fewer commissions on the sales and leasing of certain real estate space on behalf of third parties during the third quarter.

Direct Expenses

Direct expenses increased $1.0 million, or 2.4%, to $46.5 million in the third quarter of 2003 from $45.5 million in 2002. The principal expense increases included increases in the cost of self-insured medical coverage for employees, increased business insurance costs, and the approximate $1.6 million recapture of deprecation related to assets previously held for sale as discussed below. These increased expenses between periods were partially offset by savings on labor resulting from adjustments to our scalable workforce in both the hotels and restaurants division and the entertainment division. This includes utilization of part-time employees and reducing reliance on overtime hours worked by non-exempt full time employees. The Company is also seeing the realization from purposeful cost cutting measures enacted early in 2003.

Undistributed Corporate Expenses

Total undistributed corporate expenses for the three months ended September 30, 2003 decreased $35,000 to $712,000 from $747,000 for the same period in 2002. These costs have remained steady under our cost containment efforts.

Operating Income

Operating income for the three months ended September 30, 2003 decreased $2.2 million from $9.5 million in the third quarter of 2002 to $7.3 million for the same period in 2003. We believe the decline in operating income was primarily due to a continued soft market and weak U.S. economy, which continues to result in reduced rates at our hotels.

Interest Expense

Interest expense for the third quarter of 2003 increased $273,000 or 10.5% compared to the same period in 2002 primarily due to a $5.4 million higher average balance outstanding on our interest bearing debt between periods. In addition, our average rate incurred on debt for the third quarter of 2003 was 7.25% while during the third quarter of 2002 it was 6.80%.

Income Taxes

Income tax expense for the three months ended September 30, 2003 of $1.3 million was lower than the comparative period in 2002 by $1.1 million due primarily to a lower taxable income based upon the results of operations.

Other Income (Expense)

Other income (expense) for the both the third quarter of 2003 and 2002 was consistent as a percentage of revenue and was insignificant in total dollars.

Net Income

Net income for the three months ended September 30, 2003 compared to the same period in 2002 was down $2.0 million or 52.6% due primarily to a $563,000 decrease in direct operating profit for hotels and restaurants, and $1.6 million in depreciation recapture.

Earnings Per Share

Basic earnings per share, after the effect of preferred stock dividends, decreased $0.10 to $0.20 for the third quarter of 2003 from $0.30 for the same quarter of 2002. This was the result of the lower operating results based on the reasons previously discussed.

Comparison of the Nine Months Ended September 30, 2003 to the Nine Months Ended September 30, 2002

Revenues

Hotel and restaurant revenues for the nine months ended September 30, 2003 declined by $7.8 million, or 5.8%, to $126.7 million compared to $134.5 million in the same period in 2002. The decrease was primarily due to reductions of about $4.5 million in room revenue and $2.7 million in food and beverage revenue. At our owned and leased hotels, for the nine months ended September 30, 2003, ADR was $69.60 or $1.37 lower than the comparable period in the prior year, average occupancy was 57.7% versus 59.6% for the prior year period and RevPAR was $2.14 lower than the prior year period. Although demand suffered significantly in the first and second quarters of 2003 due, in our opinion, to declining business and excursion travel resulting from national economic challenges, personal spending cut-backs and certain national security threats, we believe these results reflect that our hotel segment began to stabilize during the third quarter. These results are indicative of the national trends. We also believe our brand repositioning efforts that took place in the first quarter are already having a positive effect. Additionally, in the first quarter of 2002, our hotel in Salt Lake City was positively impacted by the Winter Olympics. The lack of similar activity during the first quarter of 2003 resulted in a $1.3 million decrease in comparative revenues. In addition, management fee revenue for the nine months ended September 30, 2003 has declined $400,000 from the comparable period in the prior year. This decrease was the result of both a decline from 11 to six in the number of hotels managed during the comparative periods, and a general decline in the room revenues for managed properties on which our management fees are primarily based.

We continue to receive a progressively higher percentage of our reservations through third-party Internet channels, on which we generally realize lower room rates. Decreases in ADR slowed during the third quarter, partly reflective of our efforts to control these Alternate Distribution Systems (“ADS”). We launched a new pilot ADS channel management program in select hotels on August 1, 2003 and have realized positive revenue trends in those properties during the trial period. We have signed fixed-charge markup agreements with eight ADS providers, which typically entitle the provider to keep a fixed percentage of the price paid by the customer for each room booked. The central reservations and distribution management technology placed in service during the second quarter of 2003 allows us to manage the yield on ADS channels on a real-time, hotel-by-hotel basis.

Franchise, central services and development revenue for the nine months ended September 30, 2003 decreased by $390,000, or 12%, to $3.0 million compared to the same period in 2002. This decrease was primarily due to lost revenues from 14 franchised hotels that left the system in 2003, and was partially offset by revenues from three new franchises that entered our system in 2003. The decrease was also partially due to lower room revenues at our franchised hotels, which was partially offset by a $477,000 gain related to the termination of two franchise agreements during the period and by project development commissions earned during the first quarter.

Entertainment revenue for the nine months ended September 30, 2003 increased by $1.0 million, or 20%, to $6.0 million compared to the same period in 2002. This increase was due primarily to increased ticket demand for tickets for Broadway productions and for tickets in Eastern Washington and Colorado, especially during the winter ski season in January and February of 2003.

Real estate revenue for the nine months ended September 30, 2003 increased by $46,000, or 0.7%, from the prior year comparative period. This increase was primarily due to rental income from new tenants at owned real estate properties. The increase was partially offset by reduced commissions received on the sales and leasing of certain real estate space on behalf of third parties during the current period, and reduced lease revenues due to the sale of an office building in March 2002.

Direct Expenses

Direct expenses for the nine months ended September 30, 2003 increased $2.4 million, or 1.9%, to $128.1 million from $125.7 million in the same period in 2002. The increase was due primarily to the fact that direct expenses for the first quarter of 2002 included a $3.0 million gain on the sale of an office building. Direct expenses in 2003 included a $443,000 loss on disposition of our interest in a hotel, $250,000 in commissions paid by the real estate division, $392,000 of expenses incurred in rebranding 22 of our hotels to Red Lion and $2.1 million of recaptured depreciation related to assets held for sale. Without the effect of these 2002 and 2003 items, direct expenses would have decreased $3.7 million for the first nine months of 2003, principally due to labor savings resulting from adjustments to our scalable workforce in both the hotels and restaurants division and the entertainment division. These included utilization of part-time employees as well as reduction in the overtime hours of full-time employees. We also saw the realization of purposeful cost cutting measures enacted early in 2003.

Undistributed Corporate Expenses

Undistributed corporate expenses for the nine months ended September 30, 2003 increased $390,000 to $2.0 million from $1.7 million for the same period in 2002. This change was due primarily to higher employee benefit costs and increases in the expenses relative to both insurance and professional services in 2003, offset by our cost containment efforts.

Operating Income

Operating income for the nine months ended September 30, 2003 decreased $9.8 million from $22.4 million in 2002 to $12.6 million in 2003. We believe the decline in operating income was primarily due to a continued soft market and weak U.S. economy, which continues to result in reduced rates and occupancy at our hotels.

Interest Expense

Interest expense for the first nine months ended September 30, 2003 increased $106,000, or 1%, compared to the same period in 2002. The increase was attributable to a $2.8 million increase in our average borrowings between the two periods. In addition, our average rate incurred on debt stayed consistent between the periods; the rate was 6.85% during the first nine months of 2003 and 6.88% for the same period in 2002.

Income Taxes

Income tax expense for the nine months ended September 30, 2003 decreased by $3.7 million to $1.4 million compared to the same period in 2002, primarily due to lower pre-tax income and the benefit realized from certain tax credits utilized in 2003.

Other Income (Expense), net

Other income (expense) for the nine months ended September 30, 2003 decreased by $209,000 to an expense of $205,000 compared to the same period in 2002. For 2003 the balance was primarily comprised of a $790,000 loan fee write-off no longer considered extraordinary under generally accepted accounting principles in the United States, partially offset by a contract termination fee of $390,000 and other miscellaneous net gains of $195,000. The other income (expense) net balance for the comparable period of 2002 was consistent with our historical results.

Net Income

Net income for the nine months ended September 30, 2003 decreased $6.1 million compared to the same period in 2002, due primarily to a $4.9 million decline between periods in operating income for hotels and restaurants, the effect on income of the $3.7 million in gains realized on asset sales during 2002, which were not repeated in 2003, and $1.2 million of other charges related to depreciation, termination fees, loan fee write-offs, taxes and other costs incurred during 2003.

Earnings (Loss) Per Share

Basic earnings per share for the nine months ended September 30, 2003 decreased by $0.47 to earnings per share of $0.10 compared to $0.57 earnings per share for the same period of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We believe that our contemplated offering of trust preferred securities described below, if consummated, and the planned elimination of our existing preferred stock and its associated dividend requirements will strengthen our financial condition, particularly in the long-term. In addition, our credit agreement entered into in October 2003 and described below, provides revolving credit of up to $10 million and a term loan of up to $4 million. We currently intend to use this new credit facility for our short-term working capital needs and to, among other things, finance capital expenditures, the acquisition of the Red Lion Yakima Gateway Hotel and acquisitions of other properties.

Our short-term liquidity needs include funds for interest payments on our outstanding indebtedness and on the debentures, funds for capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements generally through net cash provided by operations and reserves established from existing cash, the proceeds of this offering and, if necessary, by drawing upon our credit facility. A majority of our leased and owned hotels are subject to leases and debt agreements that require us to spend 3% to 5% of room revenues from these hotels on replacement of furniture, fixtures and equipment at, or payment of insurance premiums or real and personal property taxes with respect to, these hotels. This is consistent with what we would spend on furniture, fixtures and equipment under normal circumstances to maintain the competitive appearance of our owned and leased hotels.

In general, we expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions, renovations and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including our credit facility, through the issuance of debt or equity securities and through joint ventures.

Historically, our cash and capital requirements have been satisfied through cash generated from operating activities, borrowings under our credit facilities, and the issuance of equity securities. We believe cash flow from operations, available borrowings under our new credit facility and cash on hand will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service and other obligations through 2004.

Our ability to fund operations, make planned capital expenditures, make required payments on any securities we may issue in the future and remain in compliance with the financial covenants under our debt agreements will be dependent on our future operating performance. Our future operating performance is dependent on a number of factors, many of which are beyond our control, including occupancy and the room rates we can charge. These factors include prevailing economic conditions and financial, competitive, regulatory and other factors affecting our business and operations, and may be dependent on the availability of borrowings under our credit facility or other borrowings or securities offerings.

Net cash provided by operating activities totaled $14.2 million for the nine months ended September 30, 2003 compared to $20.1 million for the same period in 2002. The decrease in 2003 compared to 2002 was primarily the result of lower operating performance and working capital variances.

Net cash used in investing activities was $4.2 million for the first nine months of 2003 and 2002. Additions to property and equipment totaled $5.1 million in 2003 compared to $6.2 million in 2002. Capital additions included an investment in signage related to the 2003 Red Lion rebranding initiative and various other projects in the operating divisions. It also included additions to certain software and equipment which was sold and then leased back as described below. The other major variances between the two periods was $1.8 million of proceeds from asset dispositions received in the first quarter of 2002 compared to $398,000 received in connection with the disposition of our ownership interest in a hotel property in the second quarter of 2003.

Net cash used in financing activities totaled $610,000 for the first nine months of 2003. Outflows generally related to payments on revolving debt, scheduled payments on term loans and payments of preferred stock dividends.

In addition, during 2003 financing activities included a short-term borrowing for the payment of certain software and equipment and the impact of the refinancing of borrowings under our credit facility, as described below. Net cash used in financing activities totaled $15.1 million in the first nine months of 2002 which consisted primarily of payments on revolving debt, scheduled payments on term loans and payments of preferred stock dividends.

At September 30, 2003, we had $14.2 million in cash and cash equivalents including $4.1 million of cash restricted under certain borrowing arrangements for future payment of furniture, fixtures and equipment, insurance premiums and real and personal property taxes.

Financing

On November 4, 2003 we filed a registration statement with the United States Securities and Exchange Commission for an offering of up to $46 million of trust preferred securities through WestCoast Hospitality Capital Trust, a Delaware special purpose statutory trust. While there can be no assurance that we will be able to complete this offering, we intend to use approximately $30,000,000 of the proceeds of the offering, if it is consummated, to redeem in full our existing Series A and Series B Preferred Stock. We will use the remainder of those proceeds, after payment of the expenses of the offering, for general corporate purposes. The registration statement relating to these securities has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. References to these securities in this report shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

On June 27, 2003, we obtained term debt of $55.2 million from Column Financial, Inc., a Credit Suisse First Boston subsidiary. The debt is secured by certain of our hotel properties, requires monthly payments based on a fixed interest rate of 6.7% per annum and a 25-year principal amortization schedule, and matures in full on July 11, 2013. In connection with securing this term debt, we incurred loan fees and other costs totaling $1.1 million which have been capitalized and will be amortized using the effective interest method over the ten-year period of the underlying promissory notes. We then used a majority of these proceeds to pay off the $51.5 million outstanding balance on our then existing revolving credit facility with U.S. Bank, National Association. This facility was terminated in October 2003 and all collateral securing the facility was released.

In October 2003, we entered into a new revolving credit agreement with Wells Fargo Bank, National Association. The credit agreement provides us a revolving credit facility with a total of $10 million in borrowing capacity. This includes two revolving lines of credit: Line A allows for maximum borrowings of $7.0 million and is collateralized by certain hotel real estate assets as well as certain other property and equipment. Line B allows for maximum borrowings of $3.0 million and is collateralized by certain property and equipment. We are required to exhaust our borrowing capacity under Line A before we may borrow under Line B. Interest under each line is computed based, at our option, upon either the bank’s prime rate or certain LIBOR rates. The agreement contains certain restrictions and covenants, the most restrictive of which require us to maintain a minimum tangible net worth and a maximum funded debt to EBITDA (as defined by the bank) ratio, neither of which are impacted by this offering. Line A does not require any principal payments until its maturity date of October 2006. As a result, any future borrowings under this line in 2003 or 2004 would be reflected as a long-term liability. Line B has a maturity date of October 2004. The bank credit facility also allows for a $4.0 million term facility that is available to acquire, and would be collateralized by, the Red Lion Yakima Gateway Hotel. We expect that the term of the loan would be seven years.

In June 2003, we completed the sale to General Electric Capital Corporation of certain capitalized software and equipment previously included in construction in-process. The proceeds of $2.7 million were used to repay the outstanding balance on an interim note payable to General Electric Capital Corporation in the same amount. Certain other costs directly related to the software and equipment were paid for directly by General Electric Capital Corporation, totaling $451,000. We then entered into an operating lease agreement with General Electric Capital Corporation which expires in June 2005 requiring monthly payments of $52,000. At our option, the lease term is renewable for three one-year terms.

As of September 30, 2003 we had debt obligations of $158.5 million, of which 93.1%, or $147.5 million, were fixed rate debt securities secured by individual properties.

OTHER MATTERS

Assets Held for Sale

At December 31, 2002, assets held for sale consisted of two office buildings in Spokane, Washington and the WestCoast Kalispell Center Hotel and Mall with an aggregate net carrying value of $34.4 million.

In June 2002, we entered into a purchase and sale agreement with a potential buyer for the WestCoast Kalispell Center Hotel and Mall. Subsequently, in July 2003, our company and the buyer terminated this agreement, at which time we determined that it was no longer in our best interest to continue to market the property for sale. As a result of this decision, the net book value of the Kalispell Center Hotel and Mall of $13.0 million was reclassified from assets held for sale to property and equipment. A depreciation adjustment of $520,000 was recorded in June 2003, reflecting non-cash expenses that would have been recognized had the assets been classified as held and used since July 2002.

Following our strategy of divesture of non-core assets, we remain committed to the sale of the two Spokane office buildings. We are actively marketing the properties and both are available for sale in their present condition at prices management believes are reasonable compared to their respective estimated fair values. However, we no longer believe that it is probable that the sale of these assets will be completed in the time frame permissible under generally accepted accounting principles in the United States to permit the classification of these assets as held for sale. As a result of this decision, the net book value of these assets of $21.7 million was reclassified from assets held for sale to property and equipment. A depreciation adjustment of $1.6 million was recorded in September 2003, reflecting non-cash expenses that would have been recognized had these assets been classified as property and equipment held and used since December 2001.

Preferred Stock Dividends

On July 3, 2003 we paid a dividend totaling approximately $1.3 million to the holders of record as of June 30, 2003 of our Series A and Series B Preferred Stock, representing all current dividends and dividends that were previously accrued. We had not paid a dividend due April 1, 2003 to the holders of our Series A and Series B Preferred Stock because of restrictions under our previous credit facility relating to anticipatory covenant violations.

On October 1, 2003, we paid the regularly scheduled dividend to the shareholders of record as of September 30, 2003 of our Series A and Series B Preferred Stock, totaling approximately $634,000.

Capital Spending

Overall, we are seeking to create a consistent guest experience across all our hotels. During the nine months ended September 30, 2003, we spent a total of $5.4 million, or 3.8% of our revenues, on capital improvement programs, including $4.3 million on our hotels and restaurants. Through 2004 we expect to spend an additional $14.1 million on capital improvements in our hotels and restaurants, primarily in guest contact areas. In addition to our owned hotels, we are proactively working with our franchisees to ensure they continue to meet Red Lion and WestCoast standards.

Pending Acquisitions

In September 2003, we exercised our lease option to purchase the Red Lion Yakima Gateway Hotel for $6.25 million, of which we have previously paid a $1 million non-refundable deposit. We expect the purchase to close in early 2004.

Franchise and Management Contracts

During the first three months of 2003, franchise agreements related to 15 franchised hotels and one management contract related to one managed hotel terminated. Thirteen of these hotels were owned by affiliated franchisees. Revenue related to these contracts totaled $1.6 million for the year ended December 31, 2002. Additionally, in 2003, we entered into three franchise license agreements, for which we expect revenue to us in 2003 to be $110,000.

Seasonality

Our business is subject to seasonal fluctuations. Significant portions of our revenues and profits are realized from May through October.

Inflation

The effect of inflation, as measured by fluctuations in the U.S. Consumer Price Index, has not had a material impact on our revenues or net income during the periods under review.

Asset Dispositions

In November 2003, we sold the Red Lion River Inn to an unrelated third party for $10.8 million. We then leased the property from the new owner. The lease has a 15-year term and we have the option to extend the term for up to three additional five-year periods.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 was adopted by our company on July 1, 2003, and did not have a material effect on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and

Hedging Activities.” SFAS No. 149 is effective for all contracts created or modified after June 30, 2003 except for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a) of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of this standard has not had a material effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A critical accounting policy is one which is both important to the portrayal of our company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. All of our significant accounting policies are described in Note 2 to our 2002 consolidated financial statements filed on Form 10-K. The accounting principles of our company comply with generally accepted accounting principles in the United States. The more critical accounting policies and estimates used relate to:

Revenue is generally recognized as services are performed. Hotel and restaurant revenues primarily represent room rental and food and beverage sales from owned, leased and other consolidated hotels and are recognized at the time of the hotel stay or sale of the restaurant services. Hotel and restaurant revenues also include management fees we earn from managing third-party owned hotels. Franchise, central services and development fees represent fees received in connection with the franchise of our company’s brand name as well as central purchasing, development and other fees. Franchise fees are recognized as earned in accordance with the contractual terms of the franchise agreements. Other fees are recognized when the services are provided and collection is reasonably assured.

Real estate division revenue represents leasing income on owned commercial and retail properties as well as property management income, development fees and leasing and sales commissions from residential and commercial properties managed by our company, typically under long-term contracts with the property owner. Lease revenues are recognized over the period of the leases. We record rental income from operating leases which contain fixed escalation clauses on the straight-line method. The difference between income earned and lease payments received from the tenants is included in other assets on the consolidated balance sheets. Rental income from retail leases which is contingent upon the lessees’ revenues is recorded as income in the period earned. Management fees and leasing and sales commissions are recognized as these services are performed.

The entertainment segment derives revenue primarily from computerized event ticketing services and promotion of Broadway shows and other special events. Where our company acts as an agent and receives a net fee or commission, it is recognized as revenue in the period the services are performed. When our company is the promoter of an event and is at risk for the production, revenues and expenses are recorded in the period of the event performance.

Property and equipment are stated at cost less accumulated depreciation. We also have investments in partnerships that own and operate hotel properties. The assessment of long-lived assets for possible impairment requires us to make judgments, regarding real estate values, estimated future cash flow from the respective properties and other matters. We review the recoverability of our long-lived assets when events or circumstances indicate that the carrying amount of an asset may not be recoverable.

We account for assets held for sale in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”). Our company’s assets held for sale, if any, are recorded at the lower of their historical carrying value (cost less accumulated depreciation) or market value. Depreciation is terminated when the asset is determined to be held for sale. If the assets are ultimately not sold within the guidelines of SFAS No. 144, depreciation would be recaptured for the period they were classified on the balance sheet as held for sale.

Our company’s intangible assets include brands and goodwill. We account for our brands and goodwill in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”). We expect to receive future benefits from previously acquired brands and goodwill over an indefinite period of time and therefore, effective January 1, 2002, we no longer amortize our brands and goodwill in accordance with SFAS No. 142. The annual impairment review requires us to make certain judgments, including estimates of future cash flow with respect to brands and estimates of our company’s fair value and its components with respect to goodwill and other intangible assets.

Our other intangible assets include management, marketing and lease contracts. The value of these contracts is amortized on a straight-line basis over the weighted average life of the agreements. The assessment of these contracts requires us to make certain judgments, including estimated future cash flow from the applicable properties.

We review the ability to collect individual accounts receivable on a routine basis. We record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible and amounts that are past due beyond a certain date. The receivable is written off against the allowance for doubtful accounts if collection attempts fail. Our company’s estimate for our allowance for doubtful accounts is impacted by, among other things, national and regional economic conditions, including the magnitude and duration of an economic downturn in the United States.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following tables summarize the financial instruments held by our company at September 30, 2003 and at December 31, 2002, which are sensitive to changes in interest rates. At September 30, 2003, 6.9% of our debt and capital lease obligations, or $11.0 million, was subject to changes in market interest rates and was sensitive to those changes. At December 31, 2002, 40.2% of our debt and capital lease obligations, or $63.7 million, was subject to changes in market interest rates and was sensitive to those changes.

The following table presents principal cash flows for debt outstanding at September 30, 2003, by maturity date and the related average interest rate. All existing capital leases came due during the third quarter of 2003 so they have no remaining amounts due.

		Outstanding Debt Obligations (dollars in thousands)
	Through						There-		Fair
	2003	2004	2005	2006	2007	2008	after	Total	Value

Note payable to bank (a)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Long-term debt:
Fixed rate	$2,225	$3,793	$7,746	$4,047	$4,344	$4,648	$120,689	$147,492	$147,492
Weighted-average interest rate	7.35%	7.26%	7.61%	7.21%	7.22%	7.22%	7.39%
Variable rate	$223	$925	$976	$1,035	$720	$6,543	$575	$10,997	$10,997
Weighted average interest rate	4.94%	4.97%	5.00%	5.03%	5.06%	4.11%	5.50%

(a)  At September 30, 2003 there were no borrowings against the Company’s note payable to bank.

The following table presents principal cash flows for debt and capital leases outstanding at December 31, 2002, by maturity date and the related average interest rate.

	Outstanding Debt and Capital Lease Obligations (dollars in thousands)
						There-		Fair
	2003	2004	2005	2006	2007	after	Total	Value

Note payable to bank (a)	$52,100	$—	$—	$—	$—	$—	$52,100	$52,100
Long-term debt:
Fixed rate	$4,044	$2,985	$6,832	$3,069	$3,298	$74,222	$94,450	$94,450
Weighted-average interest rate	7.78%	7.80%	7.81%	7.81%	7.83%	7.85%
Variable rate	$845	$893	$949	$1,012	$702	$7,244	$11,645	$11,645
Weighted-average interest rate	5.48%	5.47%	5.47%	5.46%	5.45%	5.41%
Capital lease obligations	$268	—	—	—	—	—	$268	$268
Weighted-average interest rate	8.58%	—%	—%	—%	—%	—%

(a)  The interest rate on the note payable is based on LIBOR plus a variable interest margin based on our company’s funded debt ratio. The interest margin can vary from 205 - 350 basis points.

Other than the transactions noted above in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, our company’s market risk has not changed significantly for the nine months ended September 30, 2003. In aggregate, we have debt obligations of approximately $158.5 million as of September 30, 2003, primarily consisting of fixed rate and variable rate debt secured by individual properties.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

PART II – OTHER INFORMATION

(Items 2, 3, 4 and 5 of PART II are omitted as there is nothing to disclose for the period covered by this report.)

Item 1. Legal Proceedings

At any given time, we are subject to claims and actions incident to the operation of our business. While the outcome of these proceedings cannot be predicted, it is the opinion of management that none of such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flow or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

July 31, 2003
Items 7 and 12: WestCoast Hospitality Corporation Announces Second Quarter Financial Results

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities stated and on the date indicated.

WESTCOAST HOSPITALITY CORPORATION
(Registrant)

Date: November 12, 2003	By: /s/ Peter P. Hausback

Peter P. Hausback
Vice President and Chief Financial Officer

Date: November 12, 2003	By: /s/ Anthony F. Dombrowik

Anthony F. Dombrowik
Corporate Controller and Principal Accounting Officer