Form 10-K
period 2003-12-31
WESTCOAST HOSPITALITY CORP
filed 2004-03-26
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-13957

WestCoast Hospitality Corporation

(Exact name of registrant as specified in its charter)

Washington	91-1032187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 W. North River Drive, Suite 100 Spokane Washington (Address of principal executive offices)	99201-2293 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (509) 459-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange
Guarantee with Respect to 9.5% Trust Preferred Securities (Liquidation Amount of $25 per Trust Preferred Security) of WestCoast Hospitality Capital Trust	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The aggregate market value of the registrant’s common stock held by non-affiliates was $45.5 million as of June 30, 2003. There were 13,045,549 shares of the Registrant’s common stock outstanding as of March 22, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Registrant’s 2003 fiscal year, is incorporated by reference herein in Part III.

PART I

      This annual report on Form 10-K includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will” and similar expressions or their negatives are used in this annual report, these are forward-looking statements. Many possible events or factors, including those discussed in “Risk Factors Relating to Our Business” beginning on page 9 of this annual report, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report.

      In this report, “we,” “us,” “our,” “our company” and “the company” refer to WestCoast Hospitality Corporation and, as the context requires, its wholly and partially owned subsidiaries, and “WestCoast” refers to WestCoast Hospitality Corporation. The term “the system” or “system of hotels” refers to our entire group of owned, leased, managed and franchised hotels.

Item 1.     Business

Introduction

      We are a NYSE-listed hospitality and leisure company primarily engaged in the ownership, management, development and franchising of mid-scale, full service hotels under our WestCoast and Red Lion brands. In addition to our hotel operations, we are engaged in entertainment and real estate operations. As of December 31, 2003, our hotel system contained 71 hotels located in 12 states and one Canadian province, with more than 12,300 rooms and 579,000 square feet of meeting space. We managed 48 of these hotels, consisting of 27 owned hotels, 15 leased hotels and six third-party owned hotels. The remaining 23 hotels were owned and operated by third-party franchisees.

      For the year ended December 31, 2003, we reported net income of approximately $1.2 million, compared to net income of approximately $8.0 million in 2002. This decrease of $6.8 million between years includes a $3.7 million decline between periods in operating income for hotels and restaurants.

      A number of repositioning initiatives impacted year-on-year financial comparisons, including the following: results from the first quarter of 2002 included a $3.0 million pre-tax gain on the sale of an office building; 2003 results included more than $794 thousand of conversion expenses including a non-cash write down of signage related to the re-branding of hotels to the Red Lion name; we completed the refinance and replacement of our revolving credit facility in the second and third quarter of 2003, resulting in a non-cash write-off of $927 thousand in loan fees; in the second quarter of 2003 we realized a loss on disposition of a partnership interest of $443 thousand; and, during 2003 we recaptured approximately $2.1 million of non-cash depreciation expense associated with assets that were reclassified in 2003 as no longer held for sale. The above items combined to account for $7.3 million of the decline in income before taxes in 2003 compared to 2002.

      For the year ended December 31, 2003, we recorded a loss applicable to common shareholders of $1.3 million or $0.10 per common share. For the years ended December 31, 2002 and 2001 we recorded income applicable to common shareholders of $5.4 million and $7.6 million, respectively, or $0.42 and $0.59 per share, respectively. Included in those amounts for the years ended December 31, 2003 and 2002 are $2.5 million and $2.6 million, respectively, of preferred stock dividends.

      In the first quarter of 2004 we completed a public offering of $46 million of trust preferred securities through WestCoast Hospitality Capital Trust, a Delaware statutory trust sponsored by WestCoast. This transaction is discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      A comprehensive discussion of net income for the years ended December 31, 2003, 2002 and 2001, individual operating unit performances, general corporate expenses and other significant items can be found in Management’s Discussion and Analysis of Consolidated Financial Condition and Results of

Operations, as well as the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report.

Overview and Company Strategy

      As discussed above, we are a hospitality and leisure company. We intend to grow our hotel operations primarily by expanding the number of hotels franchised under the Red Lion and WestCoast brands. We are focusing our growth in the western United States and Canada by pursuing a “hub and spoke” pattern of establishing brand penetration in key cities, followed by expansion into adjoining markets. We intend to increase the number of management agreements we have with third-party hotel owners by aggressively marketing our management services, and we will also seek opportunities to grow through acquisitions of whole or partial interests in hotels.

      Through our entertainment division, which includes our TicketsWest.com, Inc. subsidiary (“TicketsWest”), we engage in activities complementary to the operation of the hotels in our system. TicketsWest provides event ticket distribution services and promotes and presents a variety of entertainment productions in communities we have targeted for hotel market penetration. TicketsWest offers ticketing inventory management systems, call center services and outlet and electronic channel distribution, and has developed an electronic ticketing platform that is integrated with our electronic hotel distribution system, allowing us to cross-sell leisure and entertainment packages to promote occupancy in system hotels.

      Our real estate division engages in the traditional real estate related services that we have pursued since we were originally founded, including developing, managing and acting as a broker for sales and leases of commercial and multi-unit residential properties. This division provides services that we utilize for our hotels and other real estate that we own and lease. Our real estate division also derives a substantial part of its revenues from fees it generates from services it provides to third parties.

      We trace our history back to 1937, with the founding of our predecessor as a general commercial real estate development and management business. In the 1970s, our predecessor began focusing on the development and management of hotels. Our company was incorporated in the State of Washington on April 25, 1978 as its successor. We continued to grow our hotel business under the brand name Cavanaughs throughout the 1980s and 1990s, and in 1998 we completed the initial public offering of our common stock. We acquired WestCoast Hotels, Inc. on December 31, 1999, which added more than 4,800 rooms in 20 cities to our system of hotels, enhanced our presence in certain key western “hub” markets, including Seattle, Portland, San Francisco and Southern California, and launched our company into the franchise business. Following this acquisition, we rebranded our Cavanaughs hotels to the WestCoast brand and changed our name to WestCoast Hospitality Corporation. On December 31, 2001 we acquired Red Lion Hotels, Inc., which added more than 7,400 rooms in 40 cities to our system of hotels, further enhanced our presence in a number of “hub” markets and afforded us the opportunity to expand our franchise business to include the Red Lion brand.

      Our senior management team, led by our President and Chief Executive Officer, Arthur M. Coffey, brings an experienced and innovative approach to the management of our operations. Our senior management team has extensive relevant business experience, and five members of the team have been with our company for more than 20 years. Our senior management team’s strengths include hotel development, ownership and management; franchising, sales and marketing; food and beverage management; entertainment production and real estate services. Their extensive expertise, along with their diverse working backgrounds provides our company with a broad perspective from which we can make strategic management and operational decisions.

      A substantial portion of our assets are held by three of our subsidiaries: Red Lion Hotels, Inc., WestCoast Hotels, Inc. and WestCoast Hospitality Limited Partnership, which we refer to as WHLP. We are the sole general partner and approximately 98% owner of WHLP. We own 100% of the outstanding capital stock of both Red Lion Hotels, Inc. and WestCoast Hotels, Inc.

Hospitality Industry Performance Measures

      We believe that the following performance measures, which are widely used in the hospitality industry and appear throughout this annual report, are important to our discussion of operating performance:

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

      Comparable hotels are hotels that have been owned, leased, managed or franchised by us for more than one year. Throughout this annual report, unless otherwise stated, RevPAR, ADR and average occupancy statistics are calculated using statistics for comparable hotels.

Business Segments

      For financial accounting purposes, we divide our operations into four business segments: hotels and restaurants; franchise, central service and development; entertainment; and real estate. In addition, corporate services consist primarily of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment that are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense, income tax expense and other income and expense items. Therefore, these items are not allocated to the segments.

      The following table illustrates, for the periods indicated, revenue per reportable business segment and the percentage of total revenue generated by each segment. For additional information regarding segments, please refer to “Business Segments” in the notes to our consolidated financial statements that are part of this annual report (in thousands).

	Year Ended December 31,

	2003	2002	2001

Revenues:
Hotels and restaurants	$163,101	$173,320	$99,495
Franchise, central services and development	3,642	4,137	3,213
Entertainment	7,980	7,430	7,497
Real estate	8,914	9,001	10,114
Corporate services	337	283	314

Total revenues	$183,974	$194,171	$120,633

	Year Ended December 31,

	2003	2002	2001

Revenues:
Hotels and restaurants	88.7%	89.3%	82.5%
Franchise, central services and development	2.0%	2.1%	2.7%
Entertainment	4.3%	3.8%	6.2%
Real estate	4.8%	4.6%	8.4%
Corporate services	0.2%	0.2%	0.2%

Total revenues	100.0%	100.0%	100.0%

Hotel Operations

      Hotel operations include our hotels and restaurants business segment, as well as our franchise, central services and development segment.

Owned Hotels

      We owned or had an ownership interest in and operated 27 hotels with a total of 4,952 rooms and more than 244,000 square feet of meeting space as of December 31, 2003. The number of owned properties includes three hotels for which the underlying land is leased. The lease expiration dates range from 2014 to 2062, with one lease containing a renewal option. Under these land leases, we are responsible for repairs and maintenance, operating expenses and management of operations. For additional information, refer to “Operating Lease Commitments” in the notes to the consolidated financial statements. We operate restaurants in 22 of our owned hotels. Two of these 22 hotels also contain a restaurant space under lease to a third party.

Leased Hotels

      As of December 31, 2003 we leased 15 hotels with a total of 2,536 rooms and more than 113,000 square feet of meeting space. Under these leases, we are responsible for hotel operations and management. We recognize revenues and associated expenses with leased hotel operations. Furniture, fixtures and equipment are generally the owner’s responsibility; however, under certain leases we are obligated to replace these items on an as needed basis. Lease terms typically require us to pay fixed monthly rent and variable rent based on a percentage of revenue if certain sales thresholds are reached. In addition, we are responsible for repairs and maintenance, operating expenses and management of operations. Refer to “Operating Lease Commitments” in the notes to the consolidated financial statements for additional information. We operate restaurants in 13 of our leased hotels. Each of the remaining two leased hotels has a restaurant under lease to a third party.

Managed Hotels

      As of December 31, 2003, we managed six third-party owned hotels with a total of 1,199 rooms and more than 87,000 square feet of meeting space. We refer to these hotels as managed hotels. Under the typical management agreement, we manage virtually all aspects of the hotel’s operations, while the hotel owner is responsible for operating and other expenses. Our management fee is normally based on a percentage of the hotel’s gross revenue plus an incentive fee based on operating performance. We are generally reimbursed for out-of-pocket costs. The duration of our management agreements varies, and hotel owners in some cases have renewal options. Five of the managed hotels operated as Red Lion or WestCoast franchisees.

Franchised Hotels

      As of December 31, 2003, we had franchise arrangements with 23 hotels that were owned and operated by third parties under our licensed brand names. These hotels, which we refer to as franchised hotels, had at that date a total of 3,636 rooms and more than 134,000 square feet of meeting space. We do not have management or operational responsibility for franchised hotels. However, we do provide certain services to those hotels, including reservation systems, advertising and national sales, a guest loyalty program, revenue management tools, quality inspections and brand standards. We typically receive royalty payments for use of the brand names and contributions to the central services programs we administer for our franchisees.

Hotel Brands

      The hotels in our system primarily operate under our WestCoast and the Red Lion brands. In February 2003, we re-branded 22 hotels to Red Lion Hotels, bringing the 62 hotels then under the Red Lion brand to its largest size in the history of the brand. Our Red Lion brand is nationally recognized and is typically associated with three- and four-star full-service hotels. As discussed below, we plan to focus our growth strategy on conversion of new hotels to our Red Lion brand. Our WestCoast brand is associated with distinctive and independently recognized hotels that are known apart from their WestCoast affiliation and are located in the western region of the United States.

Statistical Information

      The following table provides certain information about our system of hotels as of December 31, 2003.

		Total	Meeting
		Available	Space	Average
	Hotels	Rooms	(sq. ft.)	Occupancy	ADR	RevPAR

Owned or leased	42	7,488	357,413	55.1%	$68.35	$37.65
Managed	6	1,199	87,534	71.1%	82.98	59.02
Franchised	23	3,636	134,923	54.8%	66.59	36.46

Total	71	12,323	579,870	56.7%	$69.92	$39.65

Hotel System Growth Strategy

      We intend to grow our hotel operations primarily by increasing the number of hotels franchised and managed under our Red Lion and WestCoast brands, with an immediate focus on the western region of the United States and Canada. As we expand the number of franchised hotels in our franchise system, we expect our royalty fee income to increase.

      We anticipate that most of our growth will come through conversion of three-and four-star hotels to the nationally recognized Red Lion brand. Our expansion of the Red Lion brand will follow our “hub and spoke” expansion model. Initially, we will seek to achieve market penetration in a hub. After establishing a critical mass in the hub, we will seek to expand into surrounding areas to increase brand penetration in the market.

      We plan to focus our expansion of the WestCoast brand by targeting distinctive and independently recognized hotels located in the western region of the United States. We believe the WestCoast brand will be attractive to independent hotels that desire to maintain their own identity while obtaining the benefits of a larger hotel system.

      We intend to increase the number of management agreements we have with third-party hotel owners by aggressively marketing our management services. We believe that our experience in managing our own hotels and those of third parties gives us a competitive advantage to obtain such agreements. We also intend to seek opportunities to sell reservation and distribution management services to hotels that want to remain independent.

      We have recently upgraded the technology for our central reservation and distribution management system to make the system more effective for existing, and more attractive for prospective, participants in our hotel system. The new system gives us greater access to current information about our room inventory and allows us to change rates in real time, thereby affording us greater managerial control over our occupancy and ADR. We believe this new system will have a positive financial impact on the hotels in our system and will therefore be attractive to other hotels that might desire to join our system.

      We expect to receive a progressively higher percentage of our reservations through third-party internet channels such as Travelocity.com, Expedia.com and Priceline.com, which we refer to as alternate distribution systems or ADS. It is important to carefully manage our reservations through ADS channels because they are typically at lower rates than through other channels. To help manage distribution on these channels, we have signed fixed-charge markup agreements with nine ADS providers that typically entitle the provider to keep a fixed percentage of the price paid by the customer for each room booked. Our recent technological upgrades allow us to manage the yield on these ADS channels on a real-time, hotel-by-hotel basis. We have the ability to change our prices on these channels at any time for any hotel, which allows us to seek to maximize our return on these channels in accordance with the then prevailing market conditions.

      We also will seek opportunities to grow through acquisitions of whole or partial interests in hotels. We plan to leverage our management and marketing services capabilities to enter into joint venture relationships to own, operate, market and/or manage additional hotels. We expect these relationships will allow us to expand our system of branded hotels and derive revenues from expanded hotel ownership and from management and marketing activities.

      We have positioned our company to take advantage of an economic recovery by increasing our market penetration through an expanded sales force, the implementation of technology upgrades and the establishment of a new guest loyalty program, GuestAwards. Specifically, we have made a significant investment to upgrade our central reservations and distribution management system and expanded our national sales team in an effort to increase the cross-selling of our products and services. Additionally, our GuestAwards program enhances customer retention by providing a single guest loyalty program for our customers across all brands. We are also in the process of standardizing our food and beverage services across all of our owned and many of our other hotels, which we believe will help create a consistent guest experience at a reduced cost.

      During the year ended December 31, 2003, we spent a total of $7.3 million on capital improvement programs, including $5.6 million on our hotels and restaurants. During 2004, we expect to spend approximately an additional $11.5 million on capital improvements with a focus in our hotels and restaurants segment, primarily in guest contact areas. In addition to our owned hotels, we are proactively working with our franchisees to ensure that they continue to meet Red Lion and WestCoast standards.

Guest Loyalty Program

      In February 2003, we integrated the best features of our Red Lion Club and WestAwards guest loyalty programs in order to enhance guest services with a single expanded guest loyalty program, GuestAwards. We are continuing to promote guest loyalty by providing our guests the flexibility to earn air miles with each qualifying hotel stay or points for every eligible dollar charged to the guest room. GuestAward points are redeemable for complimentary hotel stays, air miles or travel, car rental, merchandise, entertainment and other incentives.

E-Business

      In February 2003, we launched a new hotel reservation system that allows us to manage single image inventory through our distribution channels and execute rate management strategies through channels of distribution including voice, global distribution systems and Internet sites.

      In addition, we provide effective and efficient guest service including online hotel reservations, GuestAwards enrollment and ticketing of TicketsWest events, through our various websites, www.redlion.com, www.westcoasthotels.com, www.guestawards.com and www.ticketswest.com.

Team Red

      In February 2003, we launched “Team Red”, an innovative community outreach program designed to benefit local communities while rewarding employees and guests for volunteer work. We continue to build on our long-term commitment to assist and support our local communities through Team Red and other civic initiatives.

Marketing

      Our marketing strategy provides quality and value to the hotels in our system through our national reach and regional focus. Through consistent messaging in high visibility markets, we target the majority of market segments and distribution channels for our system of hotels. In addition, we offer intelligence tools such as rate management strategies, competitive set benchmarking and market demand reports to the majority of the hotels in our system to increase our regional reach with individuality, focused on the property’s customer base.

Competition

      The lodging industry is comprised of numerous national, regional and local hotel companies. We compete against these companies in the mid-scale full-service hotel segment of the industry, primarily in downtown locations. Competition for occupancy is focused on three major segments of traveler: the business traveler, which is a significant occupancy driver for our hotel system; the convention and group business traveler, which utilizes room nights, meeting space and food and beverage operations; and the leisure traveler. Leisure travelers occupy approximately the same number of rooms as the convention and group business travelers, however, their travel is seasonal in nature. Marketing efforts throughout the year are geared towards these three major segments.

      We also compete with other hotel operators and management companies for hotels to add to our system. Our competitors include management companies as well as large hotel chains that own and operate their own hotels and franchise their brands.

Trademarks

      We have registered the following trademarks with the U.S. Patent and Trademark Office: Red Lion, WestCoast, WestAwards, TicketsWest and G&B (G&B Real Estate Services is the name used by our real estate division). We have also registered some of these trademarks in Canada and Mexico. We also own various derivatives of these trademarks, each of which is registered with or has a registration application pending with the U.S. Patent and Trademark Office. We have also applied to register GuestAwards as a trademark with the U.S. Patent and Trademark Office. Our trademarks and the associated name recognition are valuable to our business.

Non-core Asset Sales

      We continue to focus on our hotel operations and, as a result, may from time to time seek to opportunistically divest our interests in non-core assets, such as office buildings, to reinvest in our hotel business. We are currently actively marketing for sale two office buildings in Spokane, Washington.

Seasonality

      Our business is subject to seasonal fluctuations. Significant portions of our revenues and profits are realized from May through October. Our results for any quarter may not be indicative of the results that may be achieved for the full fiscal year. In addition, results are affected by our rapid growth; national and regional economic conditions, including the magnitude and duration of the current economic slowdown in the United States; actual and threatened terrorist attacks and international conflicts and their impact on travel; and weather conditions.

Employees

      As of December 31, 2003, we employed approximately 4,300 persons on a full- and part-time basis, with 3,900 in hotel operations and the remainder in our administrative office and our entertainment and real estate divisions. Approximately 300 persons in hotel operations were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. We believe our employee relations are satisfactory.

Risk Factors Relating to Our Business

Our operating results are subject to conditions affecting the lodging industry.

      Our revenues and our operating results are subject to conditions affecting the lodging industry. These include:

—	changes in the national, regional and local economic climate;

—	actual and threatened terrorist attacks and international conflicts and their impact on travel;

—	local conditions such as an oversupply of, or a reduction in demand for, hotel rooms;

—	the attractiveness of the hotels in our system to consumers and competition from other hotels;

—	the quality, philosophy and performance of the managers of the hotels in our system;

—	increases in operating costs due to inflation and other factors such as increases in the price of energy, healthcare or insurance;

—	changes in travel patterns, extreme weather conditions and cancellation of or changes in events scheduled to occur in our markets; and

—	the need periodically to repair and renovate the hotels in our system.

      Changes in any of these conditions could adversely impact hotel room demand and pricing and result in reduced occupancy, ADR and RevPAR or could otherwise adversely affect our results of operations and financial condition. We have a limited ability to pass through increased operating costs in the form of higher room rates, so that such increases could result in lower operating margins.

If we are unable to compete successfully, our business may be materially harmed.

      The lodging industry is highly competitive. Competition in the industry is primarily based on service quality, range of services, brand name recognition, convenience of location, room rates, guest amenities and quality of accommodations. We compete with other national limited and full service hotel companies as well as various regional and local hotels. Many of our competitors have a larger network of locations and greater financial resources than our company. Additionally, new and existing competitors may offer significantly lower rates, greater convenience, services or amenities or superior facilities, which could attract customers away from our hotels, resulting in a decrease in occupancy rates, ADR and RevPAR for our hotels. Changes in demographics and other changes in our markets may also adversely impact the convenience or desirability of our hotel locations thereby reducing occupancy, ADR and RevPAR and otherwise adversely impacting our results of operations and financial condition.

Due to the geographic concentration of the hotels in our system, our results of operations and financial condition are subject to fluctuations in regional economic conditions.

      Of the hotels in our system, 53 are located in Oregon, Washington, Idaho or Montana. Therefore, our results of operations and financial condition may be significantly affected by the economy of the Pacific Northwest, which is dependent in large part on a limited number of major industries, including agriculture, tourism, technology, timber and aerospace. These industries may be affected by:

—	changes in governmental regulations and economic conditions;

—	the relative strength of national and local economies; and

—	the rate of national and local unemployment.

      In addition, companies in these industries may decide to relocate all or part of their businesses outside the Pacific Northwest. Any of these factors could materially affect the local economies in which these industries operate and where we have a presence. Other adverse events affecting the Pacific Northwest, such as economic recessions or natural disasters, could cause a loss of revenues for our hotels in this region, which may be greater as a result of our concentration of assets in these areas. In addition, we operate or market multiple hotels within several cities including Portland, Oregon; Seattle, Spokane and Yakima, Washington; Kalispell, Montana and Boise, Idaho. A downturn in general economic or other relevant conditions in these specific markets or in any other market in which we operate could lead to a decline in demand in these markets and cause a loss of revenues from these hotels.

Our expenses may remain constant even if revenues decline.

      The expenses of owning property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from a hotel. Accordingly, a decrease in our revenues could result in a disproportionately higher decrease in our earnings because our expenses are unlikely to decrease proportionately. In such instances, our financial condition and ability to service debt could be adversely affected by:

—	interest rate levels;

—	the availability of financing;

—	the cost of compliance with government regulations, including zoning and tax laws; and

—	changes in government regulations, including those governing usage, zoning and taxes.

Our inability to sell real estate when appropriate may adversely affect our financial condition.

      Real estate assets generally cannot be sold quickly. We may not be able to vary our portfolio of hotels or other real estate promptly in response to economic or other conditions. This inability to respond promptly to changes in the performance of our assets could adversely affect our financial condition and ability to service debt, including the debentures. In addition, sales of appreciated real property could generate material adverse tax consequences, which may make it disadvantageous for us to sell certain of our hotels.

If we are unable to effectively integrate new hotels into our operations, our results of operations and financial condition may suffer.

      We intend to grow our hotel operations partly by acquiring whole or partial interests in hotels. However, we cannot assure you that:

—	we will be able to successfully integrate these new hotels or new hotel products into our operations;

—	these new hotels or new hotel products will achieve revenue and profitability levels comparable to our existing hotels; or

—	to the extent integration occurs, our business will be profitable.

      Based on our experience, newly acquired, developed or converted hotels typically begin with lower occupancy and room rates, thereby resulting in lower revenue. Our expansion within our existing markets could adversely affect the financial performance of our existing hotels in those markets and thus negatively impact our overall results of operations. Expansion into new markets may also present operating and marketing challenges that are different from those we currently encounter in our existing markets. Our inability to anticipate all of the changing demands that expanding operations will impose on our management and management information and reservation systems, or our failure to quickly adapt our systems and procedures to the new markets could result in lost revenue and increased expenses and otherwise have an adverse effect on our results of operations and financial condition.

If our franchisees terminate or fail to renew their relationship with our company, our franchise revenue will decline.

      As of December 31, 2003, there were 23 hotels in our system that were owned by others and operated under franchise agreements with us. Although these agreements generally specify a fixed term, they typically contain various early termination provisions, such as the right to terminate upon notice by paying us a termination fee, or the right to terminate if we fail to contribute a negotiated level of revenue to the franchisee through our reservation systems. We cannot assure you that these agreements will be renewed, or that they will not be terminated prior to the end of their respective terms. If these franchise agreements are not renewed, or are terminated prior to the expiration of their respective terms, the resulting decrease in revenue and loss of market penetration could have an adverse effect on our results of operations and financial condition.

We may be unsuccessful in identifying and completing acquisition opportunities, which could limit our ability to implement our long-term growth strategy and result in significant expenses.

      We intend to pursue a full range of growth opportunities, including identifying hotels for acquisition, development, management, rebranding and franchising. We compete for growth opportunities with national and regional hospitality companies, some of which have greater name recognition, marketing support, reservation system capacity and financial resources than we do. Our ability to make acquisitions is dependent upon, among other things, our relationships with owners of existing hotels and certain major hotel investors, financing acquisitions and renovations and successfully integrating new hotels into our operations. We may be unable to find suitable hotels for acquisition, development, management, rebranding or franchising on acceptable terms, or at all. Competition with other hotel companies may increase the cost of acquiring hotels. Even if suitable hotels are identified for acquisition, we may not be able to find financing to acquire the hotels on acceptable terms. Further, we may not have adequate cash from operations to pursue such growth opportunities. Our failure to compete successfully for acquisitions, to obtain suitable financing for acquisitions we have identified or to attract and maintain relationships with hotel owners and major hotel investors could adversely affect our ability to expand our system of hotels. An inability to implement our growth strategy could limit our ability to grow our revenue base and otherwise adversely affect our results of operations.

Hotel and entertainment acquisitions could fail to perform in accordance with our expectations, and our hotel development, redevelopment and renovation projects might be more costly than we anticipate.

      We intend to acquire additional hotels and we may acquire additional ticket and entertainment operations in the future. We also intend to continue the redevelopment and re-branding of other acquired hotels into “WestCoast” and “Red Lion” hotels. In addition, we expect to develop new hotels in the future, depending on market conditions. Hotel redevelopment, renovation and new project development are subject to a number of risks, including:

—	construction delays or cost overruns;

—	risks that the hotels will not achieve anticipated performance levels; and

—	new project commencement risks such as receipt of zoning, occupancy and other required governmental permits and authorizations.

      As a result of these risks, we could incur substantial costs for a project that is never completed. Further, financing for these projects may not be available or, even if available, may not be on acceptable terms. Any unanticipated delays or expenses incurred in connection with the acquisition, development, redevelopment or renovation of the hotels in our system could impact expected revenues, negatively affect our reputation among hotel customers, owners and franchisees and otherwise adversely impact our results of operations and financial condition.

Risks associated with real estate ownership may adversely affect revenue or increase expenses.

      As of December 31, 2003, our hotel system contained 71 hotels located in 12 states and one Canadian province, with more than 12,300 rooms and 579,000 square feet of meeting space. We managed 48 of these hotels, including 27 owned hotels, 15 leased hotels and six third-party owned hotels. The remaining 23 hotels were owned and operated by third-parties franchisees. We also own several other commercial and multi-unit residential properties. Accordingly, we are subject to varying degrees of risk that generally arise from the ownership of real property. Revenue from our hotels and other real estate may be adversely affected by changes beyond our control, including the following:

—	changes in national, regional and local economic conditions;

—	changes in local real estate market conditions;

—	increases in interest rates, and other changes in the availability, cost and terms of financing and capital leases;

—	increases in property and other taxes;

—	the impact of present or future environmental legislation and adverse changes in zoning laws and other regulations; and

—	compliance with environmental laws.

      An increase in interest rates or property and other taxes could increase expenses and adversely affect our cash flow. Adverse conditions such as those discussed above could cause the terms of our borrowings to become unfavorable to us. In such circumstances, if we were in need of capital to repay indebtedness in accordance with its terms or otherwise, we could be required to sell one or more hotels at times that might not permit realization of the maximum return on our investments. Unfavorable changes in one or more of these conditions could also result in unanticipated expenses and higher operating costs, thereby reducing operating margins and otherwise adversely affecting our results of operations and financial condition.

Due to the shareholdings of our Chairman together with other members of the Barbieri family, we may be limited in our ability to undertake a change of control transaction requiring shareholder approval.

      As of March 22, 2004, Donald K. Barbieri, our Chairman of the Board, had sole or shared voting and investment power with respect to 26.4% of our outstanding shares of common stock. His brother, Richard L. Barbieri, who is also a director, beneficially owned 4.2% of our outstanding shares of common stock as of that date. David M. Bell, who is one of our executive officers and the brother-in-law of Messrs. Barbieri beneficially owned 4.6% of our outstanding shares of common stock as of that date. In addition, we believe that other members of the Barbieri family who are not directors, executive officers or 5% shareholders may hold individually or in the aggregate significant amounts of our outstanding common stock. As long as these holders own a substantial portion of the outstanding common stock, they may have the ability as a group to approve or block actions requiring the approval of our shareholders, including a merger or a sale of all the assets of our company or a transaction that results in a change of control. In some circumstances, such actions could be against the interests of the other common shareholders and holders of our other securities.

We are subject to governmental regulations affecting the lodging industry; the costs of complying with governmental regulations, or our failure to comply with such regulations, could affect our financial condition and results of operations.

      We are subject to numerous federal, state and local government regulations affecting the lodging industry, including building and zoning requirements. Increased government regulation could require us to make unplanned expenditures and result in higher operating costs. Further, we are subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could increase expenses and result in lower operating margins. Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. We may be required to remove access barriers or make unplanned, substantial modifications to our hotels to comply with the ADA or to comply with other changes in governmental rules and regulations, which could reduce the number of total available rooms, increase operating costs and have a negative impact on revenues and earnings. Any failure to comply with ADA requirements or other governmental regulations could result in the U.S. government imposing fines or in private litigants winning damage awards against us.

Our business is seasonal in nature, and we are likely to experience fluctuations in our results of operations and financial condition.

      Our business is seasonal in nature, with the months from May through October generally accounting for a greater portion of annual revenues than the months from November through April. Therefore, our results for any quarter may not be indicative of the results that may be achieved for the full fiscal year. The seasonal nature of our business increases our vulnerability to risks such as labor force shortages and cash flow problems. Further, if an adverse event such as an actual or threatened terrorist attack, international conflict, regional economic downturn or poor weather conditions should occur during the months of May through October, the adverse impact to our revenues could likely be greater as a result of our seasonal business.

Failure to retain senior management could adversely affect our business.

      We place substantial reliance on the lodging industry experience and the institutional knowledge of members of our senior management team. Mr. Coffey and Mr. Taffin are particularly important to our future success due to their substantial experience in the lodging industry and their long history with our company. The loss of the services of either of these members of our senior management team could hinder our ability to effectively manage our business and implement our growth strategies. Finding suitable replacements for Mr. Coffey or Mr. Taffin could be difficult, and competition for such personnel of similar experience is intense. We do not carry key person insurance on any of our senior management.

If we are unable to locate lessees for our office and retail space our revenues and cash flow may be adversely affected.

      We own and lease to others approximately 500,000 square feet of office and retail space in Spokane, Washington and Kalispell, Montana. We are subject to the risk that leases for this space might not be renewed upon their expiration, the space may not be relet or the terms of renewal or reletting such space (including the cost of required renovations) might be less favorable to us than current lease terms. Vacancies could result due to the termination of a tenant’s tenancy, the tenant’s financial failure or a breach of the tenant’s obligations. We may be unable to locate tenants for rental spaces vacated in the future or we may be limited to renting space on unfavorable terms. Delays or difficulties in attracting tenants and costs incurred in preparing for tenants could reduce cash flow, decrease the value of a property and jeopardize our ability to pay our expenses.

We are subject to risks associated with managing and leasing properties owned by third parties.

      We plan to continue to manage and lease properties owned by third parties. Risks associated with these activities include the risks that:

—	related contracts (which are typically cancelable upon 30-days’ notice or upon major events, including sale of the property) will be terminated by the property owner or will be lost in connection with a sale of such property;

—	contracts might not be renewed upon expiration or might not be renewed on terms consistent with current terms; and

—	rental revenues upon which management and leasing fees are based will decline as a result of general real estate market conditions or specific market factors affecting properties managed or leased by us, resulting in decreased management or leasing fee income.

The performance of our entertainment division is particularly subject to fluctuations in economic conditions.

      Our entertainment division, which comprised 4.3% of our total revenues in 2003, engages in event ticketing and the presentation of various entertainment productions. We have in the past attracted additional hotel guests by cross-selling to them products of our TicketsWest subsidiary. Our entertainment division is vulnerable to risks associated with changes in general regional and economic conditions, the potential for significant competition and a change in consumer trends, among others. In addition, we face the risk that

Broadway shows and other entertainment productions will not tour the Pacific Northwest or that such productions will not choose us as a promoter.

We face risks relating to litigation.

      At any given time, we are subject to claims and actions incidental to the operation of our business. The outcome of these proceedings cannot be predicted. If a plaintiff were successful in a claim against our company, we could be faced with the payment of a material sum of money. If this were to occur it could have an adverse effect on our financial condition.

We may experience material losses in excess of insurance coverage.

      We carry comprehensive liability, public area liability, fire, flood, boiler and machinery, extended coverage and rental loss insurance covering our properties. There are, however, certain types of catastrophic losses that are not generally insured because it is not economically feasible to insure against such losses. Should an uninsured loss or a loss in excess of insured limits occur with respect to any particular property, we could lose our capital invested in the property, as well as the anticipated future revenue from the property and, in the case of debt which is with recourse to us, would remain obligated for any mortgage debt or other financial obligations related to the property. We cannot assure you that material losses in excess of insurance coverage will not occur in the future. Any such loss could have an adverse effect on our results of operations and financial condition.

We are subject to environmental risks that could be costly.

      Our operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of compliance with future environmental legislation. Under current federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to remediate such contaminated property properly, may adversely affect the ability of the owner of the property to borrow using such property as collateral for a loan or to sell such property. Environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated, and may impose remedial or compliance costs. The costs of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could have an adverse effect on our results of operations and financial condition. We have not performed Phase II environmental assessments on two of our owned properties for which Phase II assessments were recommended, because we determined that any further investigation was not warranted. We cannot assure you that these properties do not have any environmental concerns associated with them. While we have not been notified by any governmental authority and we have no other knowledge of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in connection with any of our properties, we have not performed Phase I environmental assessments on all of our leased property, and we cannot assure you that we will not discover problems that currently exist but to which we have no current knowledge, that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our existing and future properties will not be affected by the condition of neighboring properties (such as the presence of leaking underground storage tanks) or by third parties (whether neighbors such as dry cleaners or others) unrelated to us.

We have incurred debt financing and may incur increased indebtedness in connection with future acquisitions.

      Our outstanding indebtedness as of December 31, 2003 was $151.4 million. Subsequent to that date we completed a trust preferred offering for $46 million. Much of our outstanding indebtedness is secured by individual properties, including our owned hotels. Borrowings under our existing credit facility may be used by us to repay existing indebtedness, to fund the acquisition of hotels, to fund renovations and capital improvements to hotels and for general working capital needs. Our credit facility is collateralized by our personal property and five of our owned hotels and interest is based, at our option, upon either the bank’s prime rate or certain LIBOR rates. At December 31, 2003, our outstanding indebtedness had a weighted average annual interest rate of 7.3%. At December 31, 2003, our ratio of long-term debt (including current portion) to equity was 1.00:1. Neither our Articles of Incorporation nor our Bylaws limit the amount of indebtedness that we may incur. Subject to limitations in our debt instruments, we expect to incur additional debt in the future to finance acquisitions and renovations and for general corporate purposes. Accordingly, we could become highly leveraged, resulting in an increase in debt service that could adversely affect our operating cash flow. Our continuing indebtedness could increase our vulnerability to general economic and lodging industry conditions (including increases in interest rates) and could impair our ability to obtain additional financing in the future and to take advantage of significant business opportunities that may arise. Our indebtedness is, and will likely continue to be, secured by mortgages on our owned hotels. We cannot assure you that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets, including our hotels, to foreclosure. Adverse economic conditions could cause the terms on which borrowings become available to be unfavorable to us. In such circumstances, if we are in need of capital to repay indebtedness in accordance with its terms or otherwise, we could be required to sell one or more hotels in our system at times that may not permit realization of the maximum return on our investments. Economic conditions could result in higher interest rates, which would increase debt service requirements on variable rate debt and could reduce the amount of cash available for various corporate purposes.

The increasing use of third-party travel websites by consumers may adversely affect our profitability.

      Some of our hotel rooms will be booked through third-party travel websites such as Travelocity.com, Expedia.com and Priceline.com. If these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. We believe that these Internet intermediaries hope that consumers will eventually develop brand loyalties to their reservation systems rather than to our brands. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through Internet intermediaries increases significantly, room revenues may flatten or decrease and our profitability may be adversely affected.

Item 2.     Properties

Overview

      Our hotel properties provide caring service and comfortable accommodations at competitive prices consistent with the markets they serve. We seek to maintain consistent quality in our system of hotels, a majority of which offer valuable services such as dining, fitness centers, business services and other ancillary services. In addition, guest rooms are well equipped with products important to both leisure and business travelers. Most of our hotels offer flexible meeting space to service the group and convention markets. We continue to invest in our hotel properties to maintain quality conditions.

Hotel Listing

      The table on the following pages contains a complete listing of all our hotel properties as of December 31, 2003:

		Total	Meeting
		Available	Space
Property	Location	Rooms	(sq. ft.)

Red Lion — Owned Hotels
Red Lion Hotel Eureka	Eureka, California	175	5,000
Red Lion Hotel Redding	Redding, California	192	6,800
Red Lion ParkCenter Suites — Boise	Boise, Idaho	237	2,200
Red Lion Hotel on the Falls — Idaho Falls	Idaho Falls, Idaho	138	9,300
Red Lion Hotel Pocatello	Pocatello, Idaho	150	13,000
Red Lion Templin’s Hotel on the River	Post Falls, Idaho	164	11,000
Red Lion Hotel Canyon Springs — Twin Falls	Twin Falls, Idaho	112	5,085
Red Lion Colonial Hotel — Helena	Helena, Montana	149	15,500
Red Lion Inn Kalispell	Kalispell, Montana	64	300
Red Lion Inn Bend South	Bend, Oregon	75	—
Red Lion Hotel Hillsboro	Hillsboro, Oregon	123	3,200
Red Lion Inn Klamath Falls	Klamath Falls, Oregon	108	1,200
Red Lion Hotel Salt Lake Downtown	Salt Lake City, Utah	392	12,000
Red Lion Inn Aberdeen	Aberdeen, Washington	66	—
Red Lion Hotel Columbia Center — Kennewick	Kennewick, Washington	162	9,700
Red Lion Hotel Olympia	Olympia, Washington	190	16,500
Red Lion Hotel Pasco	Pasco, Washington	279	17,240
Red Lion Hotel Port Angeles Washington	Port Angeles, Washington	186	3,010
Red Lion Hotel Richland Hanford House	Richland, Washington	149	9,247
Red Lion Hotel on Fifth Avenue	Seattle, Washington	297	13,800
Red Lion Hotel Seattle Airport	Seattle, Washington	146	4,500
Red Lion Hotel at the Park	Spokane, Washington	400	30,000
Red Lion Hotel Yakima Center	Yakima, Washington	153	11,000
WestCoast — Owned Hotels
WestCoast Kalispell Center	Kalispell, Montana	132	10,500
WestCoast Outlaw Hotel	Kalispell, Montana	218	14,000
WestCoast Ridpath Hotel	Spokane, Washington	342	16,000
Other — Owned Hotels
Budget Inn	Spokane, Washington	153	3,945

Owned Hotels (27 properties)		4,952	244,027

Red Lion — Leased Hotels
Red Lion Hotel Sacramento	Sacramento, California	375	19,644
Red Lion Hotel Boise Downtowner	Boise, Idaho	182	8,220
Red Lion Inn Missoula	Missoula, Montana	76	800
Red Lion Inn Astoria	Astoria, Oregon	124	5,118
Red Lion Inn Bend North	Bend, Oregon	75	2,000
Red Lion Hotel Coos Bay	Coos Bay, Oregon	143	5,000
Red Lion Hotel Eugene	Eugene, Oregon	137	5,600
Red Lion Hotel Medford	Medford, Oregon	185	9,552
Red Lion Hotel Pendleton	Pendleton, Oregon	170	9,769
Red Lion Bellevue Inn(1)	Bellevue, Washington	181	5,750
Red Lion Hotel Kelso/ Longview	Kelso, Washington	162	8,670
Red Lion River Inn	Spokane, Washington	245	2,800
Red Lion Hotel Vancouver (at the Quay)	Vancouver, Washington	160	14,785
Red Lion Hotel Wenatchee	Wenatchee, Washington	149	7,678
Red Lion Hotel Yakima Gateway(2)	Yakima, Washington	172	8,000

Leased Hotels (15 properties)		2,536	113,386

		Total	Meeting
		Available	Space
Property	Location	Rooms	(sq. ft.)

Red Lion — Managed Hotels
Red Lion Silverdale Hotel	Silverdale, Washington	150	5,234
WestCoast — Managed Hotels
WestCoast Cape Fox Lodge	Ketchikan, Alaska	72	1,800
The Grove — a WestCoast Grand Hotel	Boise, Idaho	254	36,000
Ashland Springs — a WestCoast Hotel(3)	Ashland, Oregon	70	4,500
Valley River Inn — a WestCoast Hotel	Eugene, Oregon	257	15,000
Other — Managed Hotels
Cathedral Hill Hotel(4)	San Francisco, California	396	25,000

Managed Hotels (6 properties)		1,199	87,534

Red Lion — Franchised Hotels
Red Lion Inn & Suites Victoria	Victoria, BC Canada	85	1,000
Red Lion Hotel Bakersfield	Bakersfield, California	165	5,626
Red Lion Hotel Modesto	Modesto, California	186	5,768
Red Lion Inn & Suites San Diego South Bay	National City, California	170	2,300
Red Lion Hanalei Hotel San Diego	San Diego, California	416	24,400
Red Lion Hotel Denver Central	Denver, Colorado	297	15,206
Red Lion Hotel Denver Downtown	Denver, Colorado	170	1,860
Red Lion Hotel Lewiston	Lewiston, Idaho	183	12,259
Selkirk Lodge at Schweitzer Mountain — a Red Lion Hotel	Sandpoint, Idaho	82	8,784
White Pine Lodge at Schweitzer Mountain — a Red Lion Hotel	Sandpoint, Idaho	50	8,784
Red Lion Hotel Butte	Butte, Montana	131	5,000
Red Lion Hotel & Casino Elko	Elko, Nevada	223	3,000
Red Lion Hotel & Casino Winnemucca	Winnemucca, Nevada	105	1,271
Red Lion Hotel Lawton	Lawton, Oklahoma	169	3,100
Red Lion Inn & Suites McMinnville	McMinnville, Oregon	67	960
Red Lion Inn Portland Airport	Portland, Oregon	68	650
Red Lion Hotel Portland Convention Center	Portland, Oregon	174	7,000
Red Lion Hotel Salem	Salem, Oregon	150	10,000
Red Lion Hotel Austin	Austin, Texas	300	12,000
Red Lion Hotel Seattle South	Seattle, Washington	118	3,990
Red Lion Inn at Salmon Creek	Vancouver, Washington	89	1,165
Red Lion Wyoming Inn of Jackson	Jackson, Wyoming	73	800
WestCoast — Franchised Hotels
WestCoast Vance Hotel(5)	Seattle, Washington	165	—

Franchised Hotels (23 properties)		3,636	134,923

Total — All Hotels (71 properties)		12,323	579,870

		Total	Meeting
		Available	Space
Property	Location	Rooms	(sq. ft.)

Hotel Summary
Red Lion Hotels (61 properties)		10,264	453,125
WestCoast Hotels (8 properties)		1,510	97,800
Other Hotels (2 properties)		549	28,945

Total — All Hotels (71 properties)		12,323	579,870

(1)	We exercised our option to purchase this property in 2003; closing is planned by the second quarter of 2004.

(2)	We purchased this hotel in January of 2004.

(3)	The management agreement for this hotel expired on December 23, 2003. The property owner entered into an access agreement with us, which terminated February 24, 2004. The access agreement was for the provision of reservation services only.

(4)	The management agreement for this hotel expired on January 15, 2004.

(5)	The franchise agreement for this hotel expired on December 31, 2003

Environmental Assessments

      In connection with our acquisition of a hotel, a Phase I environmental assessment is conducted by a qualified independent environmental engineer. A Phase I environmental assessment involves researching historical usages of a property, databases containing registered underground storage tanks and other matters, including an on-site inspection, to determine whether an environmental issue exists with respect to the property which needs to be addressed. If the results of a Phase I environmental assessment reveal potential issues, a Phase II environmental assessment, which may include soil testing, ground water monitoring or borings to locate underground storage tanks, will be ordered for further evaluation if we determine that further investigation is warranted. It is possible that Phase I and Phase II environmental assessments will not reveal all environmental liabilities or compliance concerns or that there will be material environmental liabilities or compliance concerns of which we will not be aware. Phase I environmental assessments have been performed on all properties owned by us and we expect that all of our future hotel acquisitions will be subject to a Phase I environmental assessment and, if we determine it is warranted, a Phase II environmental assessment.

Other Properties

      In addition to the hotels noted above, the company maintains direct ownership interest in two office buildings in Spokane, Washington and a retail mall in Kalispell, Montana.

Item 3.     Legal Proceedings

      At any given time, we are subject to claims and actions incident to the operation of our business. While the outcome of these proceedings cannot be predicted, it is the opinion of management that none of such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 4.     Submission of Matters to a Vote of the Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WEH”. The following table sets forth for the periods indicated the high and low closing sale prices for the common stock on the NYSE.

	High	Low

2003:
Fourth Quarter (ended December 31, 2003)	$5.00	$4.53
Third Quarter (ended September 30, 2003)	$5.65	$4.25
Second Quarter (ended June 30, 2003)	$5.35	$3.46
First Quarter (ended March 31, 2003)	$5.77	$4.28
2002:
Fourth Quarter (ended December 31, 2002)	$5.80	$5.00
Third Quarter (ended September 30, 2002)	$7.00	$5.40
Second Quarter (ended June 30, 2002)	$7.75	$6.69
First Quarter (ended March 31, 2002)	$8.00	$6.20

      The last reported sale price of the common stock on the NYSE on March 22, 2004 was $6.61. As of March 22, 2004, there were approximately 165 shareholders of record of the common stock.

      We do not anticipate paying any cash dividends on the common stock in the foreseeable future. We intend to retain earnings to provide funds for the continued growth and development of our business. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. Any determination to pay cash dividends in the future will be at the discretion of our board of directors and will depend upon, among other things, our results of operations, financial condition, contractual restrictions and other factors deemed relevant by our board. Our board will periodically review the Company’s dividend policy on common shares.

      We did not repurchase any of our common stock during 2003.

(The remainder of this page is intentionally left blank)

Item 6.	Selected Financial Data

      The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. The selected consolidated statement of operations and balance sheet data are derived from our audited financial statements. The audited consolidated financial statements for certain of these periods are included elsewhere in this annual report.

      The selected consolidated financial data set forth below should be read in conjunction with, and are qualified in their entirety by, our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this annual report (in thousands except per share amounts).

	Year Ended December 31,

	2003	2002	2001	2000	1999

Consolidated Statement of Operations Data:(1)
Total revenues	$183,974	$194,171	$120,633	$125,806	$110,055
Direct expenses(2)	$169,579	$169,373	$94,691	$100,786	$87,415
Operating income	$11,755	$22,681	$24,046	$23,354	$21,035
Net income	$1,219	$8,007	$7,579	$5,821	$8,029
Income (loss) applicable to common shareholders(3)	$(1,321)	$5,430	$7,579	$5,821	$8,029
Earnings (loss) per common share:
Basic	$(0.10)	$0.42	$0.59	$0.45	$0.63
Diluted	$(0.10)	$0.41	$0.59	$0.45	$0.63
Weighted average shares outstanding:
Basic	12,999	12,975	12,953	12,941	12,755
Diluted	12,999	13,285	13,239	13,237	13,096
Consolidated Balance Sheet Data (end of period):(1)
Working capital	$53	$(28,189)	$14,090	$(2,991)	$(12,105)
Property and equipment, net	$264,039	$241,255	$257,656	$242,548	$243,237
Total assets	$353,225	$356,710	$359,649	$304,834	$309,132
Notes payable to bank	$—	$52,100	$54,250	$106,500	$101,263
Total long-term debt and capital lease obligation	$151,437	$106,363	$117,682	$56,440	$66,687
Total liabilities	$201,036	$202,594	$210,834	$194,097	$204,300
Preferred stock and related additional paid-in capital	$29,412	$30,131	$30,377	$—	$—
Total stockholders’ equity	$152,189	$154,116	$148,815	$110,737	$104,832
Other Data:(1)
EBITDA(4)	$25,269	$33,610	$35,352	$34,239	$29,082
Net cash provided by operating activities	$11,338	$14,306	$16,368	$11,954	$19,067
Net cash used in investing activities	$(1,310)	$(8,656)	$(22,928)	$(7,482)	$(13,572)
Net cash provided by (used in) financing activities	$(2,659)	$(9,511)	$7,697	$(5,353)	$(5,405)

(1)	The consolidated balance sheet data reflects the acquisition of WestCoast Hotels, Inc. as of December 31, 1999 and the acquisition of Red Lion Hotels, Inc. as of December 31, 2001. The results of operations for those entities is included in the consolidated statements of operations beginning the day of the respective acquisition going forward. The comparability is affected by the change in accounting for goodwill amortization beginning with the year ended December 31, 2002.

(2)	Direct expenses include all direct segment expenses, depreciation and amortization, gain or loss on asset dispositions, and conversion expenses.

(3)	Net income or loss applicable to common shareholders represents net income less earned dividends on preferred stock, if applicable.

(4)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is not intended to represent net income as defined by generally accepted accounting principles in the United States and such information should not be considered as an alternative to net income, cash flows from operations or any other measure of performance prescribed by generally accepted accounting principles in the United States.

      As noted above, EBITDA is defined as earnings before interest, taxes, depreciation and amortization. We believe it is a useful financial performance measure for us and for our shareholders and is a complement to net income and other financial performance measures provided in accordance with generally accepted accounting principles in the United States, or GAAP.

      We use EBITDA to measure the financial performance of our owned and leased hotels because it excludes interest, taxes, depreciation and amortization, which bear little or no relationship to operating performance. By excluding interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our properties and operations. We generally pay federal and state income taxes on a consolidated basis, taking into account how the applicable taxing laws apply to our company in the aggregate. By excluding taxes on income, we believe EBITDA provides a basis for measuring the financial performance of our operations excluding factors that our hotels cannot control. By excluding depreciation and amortization expense, which can vary from hotel to hotel based on historical cost and other factors unrelated to the hotels’ financial performance, EBITDA measures the financial performance of our hotels without regard to their historical cost. For all of these reasons, we believe that EBITDA provides us and investors with information that is relevant and useful in evaluating our business.

      However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA, as defined by us, may not be comparable to EBITDA as reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income, which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.

      The following table presents a reconciliation of EBITDA to net income in accordance with GAAP for each of the periods presented (in thousands).

	Year Ended December 31,

	2003	2002	2001	2000	1999

EBITDA	$25,269	$33,610	$35,352	$34,239	$29,082
Income tax (expense) benefit	132	(4,369)	(4,503)	(3,306)	(3,737)
Interest expense	(11,150)	(10,717)	(12,092)	(14,660)	(9,384)
Depreciation and amortization	(13,032)	(10,517)	(10,323)	(9,578)	(7,904)
Amortization of goodwill	—	—	(855)	(874)	(28)

Net income	$1,219	$8,007	$7,579	$5,821	$8,029

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are longer amortized, but are tested for impairment annually and also in the event of an impairment indicator. The adoption of SFAS No. 142 on January 1, 2002, resulted in the elimination of goodwill amortization of $855 thousand for the year ended December 31, 2003 and 2002.

      Net income and earnings per share adjusted for goodwill amortization for 2001 and years prior compared to fiscal 2003 and 2002 is as follows (in thousands except per share data):

	Year Ended December 31,

	2003	2002	2001	2000	1999

Reported net income (loss) applicable to common shareholders	$(1,321)	$5,430	$7,579	$5,821	$8,029
Add back: goodwill amortization, net of tax	—	—	537	542	19

Adjusted net income (loss) to common shareholders	$(1,321)	$5,430	$8,116	$6,363	$8,048

Basic earnings (loss) per share:
Reported net income (loss)	$(0.10)	$0.42	$0.59	$0.45	$0.63
Goodwill amortization	—	—	0.04	0.04	—

Adjusted earnings (loss) per share-basic	$(0.10)	$0.42	$0.63	$0.49	$0.63

Diluted earnings (loss) per share:
Reported net income (loss)	$(0.10)	$0.41	$0.59	$0.45	$0.63
Goodwill amortization	—	—	0.04	0.04	—

Adjusted earnings (loss) per share-diluted	$(0.10)	$0.41	$0.63	$0.49	$0.63

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in connection with our consolidated financial statements and the notes thereto and the other financial information included elsewhere in this annual report.

Overview

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

      A summary of our consolidated results, balance sheet data and hotel statistics for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Consolidated Statement of Operations Data:
Hotels and restaurants	$163,101	$173,320	$99,495
Franchise, central services and development	3,642	4,137	3,213
Entertainment	7,980	7,430	7,497
Real estate	8,914	9,001	10,114
Corporate services	337	283	314

Total revenues	$183,974	$194,171	$120,633

Direct expenses	$169,579	$169,373	$94,691
Undistributed corporate expenses	$2,640	$2,117	$1,896
Operating income	$11,755	$22,681	$24,046
Interest expense	$11,150	$10,717	$12,092
Income tax expense (benefit)	$(132)	$4,369	$4,503
Net income	$1,219	$8,007	$7,579
Income (loss) applicable to common shareholders	$(1,321)	$5,430	$7,579
Earnings per common share:
Basic	$(0.10)	$0.42	$0.59
Diluted	$(0.10)	$0.41	$0.59
Consolidated Balance Sheet Data (end of period):
Working capital	$53	$(28,189)	$14,090
Property and equipment, net	$264,039	$241,255	$257,656
Total assets	$353,225	$356,710	$359,649
Notes payable to bank	$—	$52,100	$54,250
Total long-term debt and capital lease obligation	$151,437	$106,363	$117,682
Total liabilities	$201,036	$202,594	$210,834
Preferred stock and related additional paid-in capital	$29,412	$30,131	$30,377
Total stockholders’ equity	$152,189	$154,116	$148,815

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Revenues

      Hotel and restaurant revenues for the year ended December 31, 2003 declined by $10.2 million, or 5.9%, to $163.1 million compared to $173.3 million in 2002. The decrease was primarily due to reductions of about $6.0 million in room revenue and $3.7 million in food and beverage revenue. At our owned and leased hotels, ADR was $68.35 in 2003 compared to $69.91 in 2002. Average occupancy in 2003 for owned and leased hotels was 55.1% versus 56.9% in 2002. The resulting 2003 RevPAR of $37.65 was $2.14 lower than 2002.

      Although demand suffered significantly in the first and second quarters of 2003 due, in our opinion, to declining business and excursion travel resulting from national economic challenges, personal spending cutbacks and certain national security threats, we believe these results reflect that our hotel and restaurants segment began to stabilize during the third quarter. These results are indicative of the overall national trends. We expected to experience normal seasonal declines in revenue during the fourth quarter and were able to reduce the impact of these declines through effective expense management. Also, much of the decline between the fourth quarter of 2003 and 2002 was due to an anticipated drop in group business due to the fact that a government agency, which had conducted significant training in 2002, did not contribute to group business in 2003.

      We also believe the rebranding of 22 hotels from WestCoast to Red Lion hotels, which was completed in the first quarter of 2003, is already having a positive effect.

      Additionally, in the first quarter of 2002, our hotel in Salt Lake City was positively impacted by the Winter Olympics. The lack of similar activity during the first quarter of 2003 resulted in a $1.3 million decrease in comparative revenues.

      Management fee revenue for the year ended December 31, 2003 declined $271 thousand from 2002. This drop was the result of both a decline in the number of hotels managed during the comparable periods, from eleven down to six, and a general decline in the room revenues for the managed properties, on which our management fees are primarily based. However, these decreases were partially offset by a $240 thousand management agreement termination fee realized during the fourth quarter of 2003.

      We continue to receive a progressively higher percentage of our reservations through third-party Internet channels, on which we generally realize lower room rates. Decreases in ADR slowed during the third and fourth quarters of 2003, partly reflective of our efforts to control these alternate distribution systems, or ADS. We launched a new pilot ADS channel management program in select hotels on August 1, 2003 and have realized positive revenue trends in those properties during the trial period. We have signed fixed-charge markup agreements with nine ADS providers, which typically entitle the provider to keep a fixed percentage of the price paid by the customer for each room booked. The central reservations and distribution management technology placed in service during the first and second quarters of 2003 allows us to manage the yield on ADS channels on a real-time, hotel-by-hotel basis.

      Franchise, central services and development revenue for the year ended December 31, 2003 decreased by $495 thousand, or 12%, to $3.6 million compared to $4.1 million in 2002. Net changes in franchise fee income accounted for about $672 thousand of this change. The variance was caused by a departure of 17 franchises that left our hotel system in early 2003, offset by the addition of three franchises to our system during the year. However, the decreases in fees during 2003 were offset by the recording of termination fees totaling $798 thousand. We do not believe any of these changes in our system represent a material trend in our business.

      Entertainment segment revenue increased $550 thousand for the year ended December 31, 2003 to $8.0 million from $7.4 million in 2002. This increase was due primarily to increased ticket demand for tickets for Broadway productions and for tickets in Eastern Washington and Colorado, especially during the winter ski season in January, February and December of 2003.

      Real estate revenue for the year ended December 31, 2003 decreased by $87 thousand, or 1.0%, to $8.9 million from $9.0 million in 2002. The decrease was due primarily to reduced rental revenue in connection with the sale of an office building that closed in March 2002, offset by rental income from new tenants at owned real estate properties and by commissions received on the sales and leasing of certain real estate space on behalf of third parties.

Direct Expenses

      In total, direct expenses for the year ended December 31, 2003 increased $206 thousand or 0.1%, to $169.6 million in 2003 from $169.4 million in 2002.

      Direct hotels and restaurants segment expenses decreased from $148.7 million in 2002 to $142.1 million in 2003. The improvement was principally due to savings on labor resulting from adjustments of our workforce. These savings were partially offset by increases in the costs of our self-funded employee medical coverage. We also saw the realization from cost cutting measures early in the year.

      In the other operating segments, direct costs increased in aggregate $287 thousand, from $13.3 million in 2002 to $13.6 million in 2003. Direct costs for franchise, central services and development were down $472 thousand due to labor savings and cost containment. Entertainment segment direct costs were up

$631 thousand in connection with increases in sales activity requiring more labor at events. Real estate segment and corporate services direct expenses have remained consistent between periods.

      Depreciation and amortization were up due to the $2.1 million recapture of depreciation on assets held for sale described below, additional depreciation on property and equipment additions during the year and additional amortization associated with deferred finance fees associated with the refinance during 2003.

      For 2003 the net loss on asset disposals was $390 thousand. The amount is comprised of a $443 thousand loss on the disposition of our interest in a hotel and the disposition of signage related to the rebranding of 22 of our hotels, offset by the recognition of deferred gains related to an office building and a hotel property. The large gain in 2002 is related to the original sale of the same office building. Conversion costs represent the expense incurred unrelated to property and equipment to re-brand the hotels to the Red Lion name.

Undistributed Corporate Expenses

      Undistributed corporate expenses for the year ended December 31, 2003 increased $523 thousand to $2.6 million from $2.1 million for 2002. This change was due primarily to higher employee benefit costs and increases in the expenses relative to both insurance and professional services in 2003, offset by our cost containment efforts. Undistributed corporate expense includes general and administrative charges such as corporate payroll, legal expense, contributions, directors and officers insurance, bank service charges, outside accountants and consultants expense, and investor relations charges. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not distributed to those segments. In contrast, costs more directly related to our business segments such as accounting, human resources and information technology expenses are distributed out and included in direct expenses.

Operating Income

      Operating income for year ended December 31, 2003 decreased $10.9 million or 48.0% from $22.7 million in 2002 to $11.8 million in 2003. We believe the decline in operating income was primarily due to a continued soft market and weak U.S. economy, which continue to result in reduced room rates and occupancy at our hotels.

Interest Expense

      Interest expense for the year ended December 31, 2003 was $11.2 million, up $433 thousand over 2002 or 4%. The increase was due to a greater average amount of outstanding interest bearing debt in 2003 versus 2002 while the average interest rate on debt stayed consistent, 7.0% in 2003 versus 6.9% in 2002. A substantial portion of our 2003 borrowings carry an interest rate of 6.7% for ten years, which management believes is a favorable long-term rate.

Income Taxes

      Income tax expense for the year ended December 31, 2003 decreased by $4.5 million to a benefit of $132 thousand compared to $4.4 million of expense in 2002 primarily due to lower pre-tax income and the benefit realized from certain tax credits utilized in 2003.

Other Income (Expense)

      Other income (expense) for the year ended December 31, 2003 was a net expense of $339 thousand, comprised of $927 thousand in deferred loan fee write-offs related to the refinance of debt during the second and fourth quarters of 2003, partially offset by a contract termination fee of $390 thousand and other miscellaneous net gains of $198 thousand. The other income (expense) net balance for the comparable period of 2002 was consistent with our historical results.

Net Income

      Net income for the year ended December 31, 2003 decreased $6.8 million compared to 2002, due primarily to a $3.7 million decline between periods in operating income for hotels and restaurants. A number of repositioning initiatives impacted year-on-year financial comparisons, including the following: results from the first quarter of 2002 included a $3.0 million pre-tax gain on the sale of an office building; 2003 results included more than $794 thousand of conversion expenses including a non-cash write down of signage related to the re-branding of hotels to the Red Lion name; we completed the refinance and replacement of our revolving credit facility in the second and third quarter of 2003, resulting in a non-cash write-off of $927 thousand in loan fees; in the second quarter of 2003 we realized a loss on disposition of a partnership interest of $443 thousand; and, during 2003 we recaptured approximately $2.1 million of non-cash depreciation expense associated with assets that were reclassified in 2003 as no longer held for sale. The above items accounted for a decline in income before taxes of $7.3 million of the total decline in net income in 2003 compared to 2002.

Earnings (Loss) Per Share

      Earnings per share for year ended December 31, 2003 decreased by $0.52 to a loss per share of $0.10 compared to $0.42 earnings per share for 2002. The weighted average number of shares outstanding did not change substantively during 2003, however, income (loss) applicable to common shareholders decreased $6.8 million.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Revenues

      Total revenues for 2002 were $194.2 million, an increase of $73.5 million or 61% from 2001. We attribute the overall increase in revenues from 2001 to 2002 to the following:

      Hotel and restaurant revenues increased $73.8 million, or 74%, from $99.5 million in 2001 to $173.3 million in 2002. The increase in hotel and restaurant revenues resulted primarily from the acquisition on December 31, 2001 of Red Lion Hotels, Inc., whose hotels contributed $79.4 million to the revenues in 2002. This revenue increase in 2002 was partially offset by a continued soft U.S. economy, resulting in a decrease in demand. Sluggish demand in 2002 resulted in lower room and occupancy rates which contributed to decreases in RevPAR, ADR and average occupancy from their levels in 2001.

      Franchise, central services and development revenues increased $924 thousand, or 29%, from $3.2 million in 2001 to $4.1 million in 2002. Of the 2002 revenues, 25%, or $1.0 million, were attributable to franchise and management contracts acquired through the purchase of Red Lion Hotels, Inc. at the end of 2001. This increase was partially offset by reduced franchise application fees and system wide RevPAR declines in 2002 compared to 2001, which we believe resulted from the continued softness of the U.S. economy.

      Entertainment division revenues decreased $67 thousand, or 1%, from $7.5 million in 2001 to $7.4 million in 2002. This decrease was primarily due to the removal of call center service revenues and related expenses from the entertainment division to a central program fund which we began to administer effective January 2002 and in which we and our franchisees participate. This decrease was partially offset by an increase in operating revenue as a result of an increase in venues and a favorable event mix in 2002 compared to 2001.

      Real estate division revenues decreased $1.1 million, or 11%, from $10.1 million in 2001 to $9.0 million in 2002 primarily due to reduced lease revenue that resulted from the sale of our majority interest in an office building in March 2002.

Direct Expenses

      Direct expenses increased $74.7 million, or 79%, from $94.7 million in 2001 to $169.4 million in 2002. Virtually all of this increase was due to the addition of 47 hotels to our system as a result of the acquisition of Red Lion Hotels, Inc. at the end of 2001. In addition, net gain on asset dispositions and insurance settlements was $1.9 million less in 2002 than in 2001, partly due to an insurance settlement for assets destroyed in a fire at one of our office buildings in 2001. The overall increase was offset by a reduction of $855 thousand in amortization expense related to brand names and goodwill by reduced expense resulting from the removal of call center service revenues and related expenses from the entertainment division to a central program fund that we began to administer in January 2002.

Undistributed Corporate Expenses

      Undistributed corporate expenses increased $221 thousand, or 12%, from $1.9 million in 2001 to $2.1 million in 2002. The increase was primarily due to a one-time executive severance payment related to the acquisition of Red Lion Hotels, Inc.

Operating Income

      Operating income decreased $1.3 million, or 5%, from $24.0 million in 2001 to $22.7 million in 2002. We believe the decline in operating income following the acquisition of Red Lion Hotels, Inc. at the end of 2001 was primarily due to a continued soft market and weak U.S. economy, which resulted in decreases in rates and occupancy in 2002 compared to their levels in 2001. In addition, net gain on asset dispositions was $1.9 million less in 2002 than in 2001.

Interest Expense

      Interest expense decreased $1.4 million, or 12%, from $12.1 million in 2001 to $10.7 million in 2002. The decrease was attributable to a reduction in outstanding borrowings and a decrease in interest rates charged on our variable rate debt.

Income Taxes

      Income tax expense decreased $134 thousand from $4.5 million in 2001 to $4.4 million in 2002. The effective income tax rate for 2002 decreased to 35% from 37% in 2001. The decrease in the effective tax rate was primarily due to the utilization of certain income tax credits in 2002 that exceeded by $118 thousand income tax credits utilized in 2001.

Net Income

      Net income increased $400 thousand, or 6%, from $7.6 million in 2001 to $8.0 million in 2002. Income applicable to common shareholders decreased $2.2 million, or 29%, from $7.6 million in 2001 to $5.4 million in 2002 due to a $2.6 million of dividends paid in 2002 on preferred stock issued at the end of 2001 in connection with the acquisition of Red Lion Hotels, Inc.

Earnings Per Share

      Basic earnings per share decreased 29% from $0.59 in 2001 to $0.42 in 2002. Diluted earnings per share decreased 31% from $0.59 in 2001 to $0.41 in 2002.

Liquidity and Capital Resources

Overview

      We believe that the consummation of the $46 million offering of trust preferred securities in the first quarter of 2004 and the $55.2 million debt refinance in June 2003, described below in “Financing”, and the elimination of our preferred stock and its associated dividend requirements will strengthen our financial condition, particularly in the long term. In addition, the credit agreement we entered into in October 2003, also described in “Financing” below, provides revolving credit of up to $10.0 million and a term loan of up to $4.0 million. We currently intend to use this new credit facility for our short-term working capital needs and to, among other things, finance capital expenditures and potential acquisitions of hotels. In January 2004 we closed on the purchase of the Red Lion Hotel Yakima Gateway property under an option exercised in 2003.

We also held an option to purchase the Red Lion Bellevue Inn, which we exercised in January 2004. We have not identified any other acquisitions that are probable.

      Our short-term liquidity needs include funds for interest payments on our outstanding indebtedness and on the debentures, funds for capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements generally through net cash provided by operations and reserves established from existing cash, the proceeds of the trust preferred offering and, if necessary, by drawing upon our credit facility. A majority of our leased and owned hotels are subject to leases and debt agreements that require us to spend 3% to 5% of room revenues from these hotels on replacement of furniture, fixtures and equipment at, or payment of insurance premiums or real and personal property taxes with respect to, these hotels. This is consistent with what we would spend on furniture, fixtures and equipment under normal circumstances to maintain the competitive appearance of our owned and leased hotels.

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

      Cash flow from operations for the year ended December 31, 2003 totaled $11.3 million compared to $14.3 million for the year ended December 31, 2002. Net income, after reconciling adjustments to net cash provided by operations (such as non-cash income statement impacts like depreciation, loan fee write-offs, the deferred tax provision, gains and losses on assets, and the provision for doubtful accounts) totaled $15.4 million in 2003. For 2002 net income adjusted for those same items totaled $18.3 million. The difference was predominantly due to lower operating performance, specifically in the hotels and restaurants segment. Working capital changes, including restricted cash, receivables, accruals, payables, and inventories, used an additional $4.1 million in cash during 2003. This was predominantly due to the additions to restricted cash and the timing of payroll liabilities. In 2002, working capital changes accounted for $4.0 in the change in cash, mostly related to receivables, prepaid expenses, and restricted cash.

      Net cash used in investing activities was $1.3 million and $8.7 million for the years ended December 31, 2003 and 2002, respectively. Additions to property and equipment totaled $7.3 million in 2003 compared to $10.7 million in 2002. Capital additions included an investment in signage related to the 2003 Red Lion rebranding initiative and various other projects in the operating divisions. It also included additions to certain software and equipment which was sold and then leased back as described in “Financing” below. The other major variances between the two periods were $1.8 million of proceeds from asset dispositions received in 2002 compared to $5.4 million of proceeds from asset dispositions received in the comparable 2003 period, including $350 thousand received in connection with the disposition of our ownership interest in a hotel property in the second quarter of 2003 and $4.4 million related to the sales-operating leaseback of another property during the fourth quarter of 2003 also described below in “Financing”.

      Net financing activities used $2.7 million during 2003, including scheduled term debt and capital lease payments of $4.2 million, preferred stock dividends of $2.6 million, and loan fees paid of $1.5 million. The uses of cash were offset by the net activity related to refinancing our debt structure of $3.1 million and proceeds from short-term borrowings of $2.7 million related to a sales-operating lease back transaction described below in “Financing”. Through December 31, 2003 we also incurred approximately $248 thousand in costs associated with the offering of trust preferred securities completed in the first quarter of 2004.

      At December 31, 2003, we had $13.1 million in cash and cash equivalents including $5.0 million of cash restricted under securitized borrowing arrangements for future payment of furniture, fixtures and equipment, repairs, insurance premiums and real and personal property taxes. Approximately $4.4 million of the cash balance was held by an intermediary related to the sale of the Red Lion River Inn, without restriction as to use, to facilitate a tax deferred exchange transaction completed in January 2004. At December 31, 2002 we had $2.7 million in cash on hand included restricted cash of $1.9 million.

Financing

      On June 27, 2003, we obtained term debt of $55.2 million from Column Financial, Inc., a Credit Suisse First Boston subsidiary. The debt is secured by ten of our owned hotels, requires monthly payments based on a fixed interest rate of 6.7% per annum and a 25-year principal amortization schedule, and matures in full on July 11, 2013. In connection with securing this term debt, we incurred loan fees and other costs totaling $1.1 million which have been capitalized and will be amortized using the effective interest method over the ten-year period of the underlying promissory notes. We then used a majority of these proceeds to pay off the $51.5 million outstanding balance on our then existing revolving credit facility with U.S. Bank, National Association. This facility was terminated in October 2003 and all collateral securing the facility was released.

      In June 2003, we completed the sale to General Electric Capital Corporation of software and equipment primarily related to our new central reservation system previously included in construction in process. The proceeds of $2.7 million were used to repay the outstanding balance on an interim note payable to General Electric Capital Corporation in the same amount. Certain other costs directly related to the software and equipment were paid for directly by General Electric Capital Corporation, totaling $451 thousand. We then entered into an operating lease agreement with General Electric Capital Corporation which expires in June 2005 requiring monthly payments of $52 thousand. At our option, the lease term is renewable for three one-year terms.

      In October 2003, we entered into a new revolving credit agreement with Wells Fargo Bank, National Association. The credit agreement provides us a revolving credit facility with a total of $10 million in borrowing capacity. This includes two revolving lines of credit: Line A allows for maximum borrowings of $7.0 million and is collateralized by our personal property and five of our owned hotels. Line B allows for maximum borrowings of $3.0 million and is collateralized by our personal property. We are required to exhaust our borrowing capacity under Line A before we may borrow under Line B. Interest under each line is computed based, at our option, upon either the bank’s prime rate or certain LIBOR rates. The agreement contains certain restrictions and covenants, the most restrictive of which require us to maintain a minimum tangible net worth of $105 million and a maximum funded debt to EBITDA (as defined by the bank) ratio of 5.75:1 (which will decrease to 5.50:1 for the fiscal quarter ending December 31, 2004 and remain at that ratio for the remainder of the facility’s term). Line A does not require any principal payments until its maturity date of October 2006. As a result, any future borrowings under this line in 2003 or 2004 would be reflected as a long-term liability. Line B has a maturity date of October 2004. There were no outstanding line-of-credit borrowings at December 31, 2003. The bank credit facility also allows for a $4.0 million term facility that is available to refinance, and would be collateralized by, the Red Lion Hotel Yakima Gateway. We expect that the term of the loan would be seven years.

      In November 2003, we sold the Red Lion River Inn to an unrelated third party for $10.8 million. We then leased the property from the new owner. The lease has a 15-year term and we have the option to extend the term for up to three additional five-year periods.

      As of December 31, 2003 we had debt obligations of $151.4 million, of which 96.8%, or $146.6 million, were fixed rate debt securities secured by individual properties. There were no borrowings under the any lines-of-credit during the fourth quarter of 2004.

      In the first quarter of 2004 we completed a public offering of $46 million of trust preferred securities through WestCoast Hospitality Capital Trust, a Delaware statutory trust sponsored by WestCoast. The securities, which have been listed on the New York Stock Exchange, are entitled to cumulative cash distributions at a 9.5% annual rate and will mature on February 24, 2044. The trust used the proceeds of the offering to purchase from us $46 million of our junior subordinated debentures with payment terms that mirror the distribution terms of the trust preferred securities. After payment of underwriting commissions and expenses of the trust preferred offering and before costs incurred directly by us, we realized net proceeds from the offering of approximately $44.2 million from the debenture sale. As discussed below, we applied approximately $29.8 million of these proceeds to redeem in full all outstanding shares of our Series A and Series B preferred stock. We will use the balance of the net proceeds for general corporate purposes.

Other Matters

Assets Held for Sale

      At December 31, 2002, our assets held for sale consisted of two office buildings in Spokane, Washington and the WestCoast Kalispell Center Hotel and Mall with an aggregate net carrying value of $34.4 million.

      In June 2002, we entered into a purchase and sale agreement with a potential buyer for the WestCoast Kalispell Center Hotel and Mall. Subsequently, in July 2003, our company and the buyer mutually terminated this agreement, at which time we determined that it was no longer in our best interest to continue to market the property for sale. As a result of this decision, the net book value of the Kalispell Center Hotel and Mall of $13.0 million was reclassified from assets held for sale to property and equipment. A depreciation adjustment of $520 thousand was recorded as of June 30, 2003, reflecting non-cash expenses that would have been recognized had the assets been classified as held and used since July 2002.

      Following our strategy of divesture of non-core assets, we remain committed to the sale of the two Spokane office buildings. We are actively marketing the properties and both are available for sale in their present condition at prices management believes are reasonable compared to their respective estimated fair values. However, we no longer believe that it is probable that the sale of these assets will be completed in the time frame permissible under generally accepted accounting principles for classification of these assets as held for sale. As a result of this decision, the net book value of these assets of $21.7 million was reclassified from assets held for sale to property and equipment. A depreciation adjustment of $1.6 million was recorded in September 2003, reflecting non-cash expenses that would have been recognized had these assets been classified as property and equipment held and used since December 2001.

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

      On October 1, 2003 we paid the regularly scheduled dividend to the shareholders of record as of September 30, 2003 of our Series A and Series B Preferred Stock, totaling approximately $634 thousand.

      On January 3, 2004 we paid the regularly scheduled dividend to the shareholder of record as of December 31, 2003 of our Series A and Series B Preferred Stock, totaling approximately $634 thousand.

      In connection with the offering of trust preferred securities noted above, on February 24, 2004 we paid accrued dividends to that date on both the Series A and Series B Preferred Stock totaling $377 thousand. We then immediately redeemed all of the outstanding and issued shares of the Series A and Series B Preferred Stock for approximately $29.4 million, or $50 per share.

Capital Spending

      Overall, we are seeking to create a consistent guest experience across all our hotels. During the year ended December 31, 2003, we spent a total of $7.3 million on capital improvement programs, including $5.6 million on our hotels and restaurants. During 2004 we expect to spend approximately an additional $11.5 million on capital improvements with a focus in our hotels and restaurants segment, primarily in guest contact areas. In addition to our owned hotels, we are proactively working with our franchisees to ensure they continue to meet Red Lion and WestCoast standards.

Acquisitions

      In September 2003, we exercised our lease option to purchase the Red Lion Hotel Yakima Gateway for $6.3 million. We completed the purchase of this hotel in January 2004 utilizing certain proceeds from the sale of the Red Lion River Inn.

      In December 2003, we exercised our lease option to purchase the Red Lion Hotel Bellevue for $12.0 million. We expect to complete the purchase of this hotel during the second quarter of 2004.

Franchise and Management Contracts

      During 2003, franchise agreements for 17 franchised hotels and management contracts for two managed hotels terminated. The owners of 13 of the franchised hotels were affiliated with each other. Revenue related to the terminated contracts totaled $1.8 million for the year ended December 31, 2002. We entered into three new franchise agreements in 2003.

Seasonality

      Our business is subject to seasonal fluctuations. Significant portions of our revenues and profits are realized from May through October.

Inflation

      The effect of inflation, as measured by fluctuations in the U.S. Consumer Price Index, has not had a material impact on our revenues or net income during the periods under review.

Contractual Obligations

      The following tables summarize our significant contractual obligations as of December 31, 2003 (in thousands):

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Long-term debt	$151,437	$5,667	$13,142	$11,314	$121,314
Operating leases(1)	124,143	6,476	12,952	12,840	91,875
Preferred stock dividend(2)	7,935	2,561	3,365	2,009	—

Total contractual obligations(3)	$283,515	$14,704	$29,459	$26,163	$213,189

(1)	Operating lease amounts are net of estimated annual sub-lease income totaling $9.9 million annually.

(2)	The preferred stock was retired in full during February 2004.

(3)	We are not party to any significant long-term service or supply contracts with respect to our processes. We refrain from entering into any long-term purchase commitments in the ordinary course of business.

Asset Dispositions

      In March 2002, we sold a majority interest in an office building resulting in net proceeds of $1.7 million and a pre-tax gain of $5.8 million. We recognized $3.0 million of the gain for the year ended December 31,

2002. The remaining portion of the gain is deferred over the six year lease term due to our leaseback of a portion of the building. Refer to “Property and Equipment” in the notes to the consolidated financial statements for additional information.

      In November 2003, we sold the Red Lion River Inn to an unrelated third party for $10.8 million. We then leased the property from the new owner. The lease has a 15-year term and we have the option to extend the term for up to three additional five-year periods.

Critical Accounting Policies and Estimates

      A critical accounting policy is one which is both important to the portrayal of our company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. All of our significant accounting policies are described in Note 2 to our 2003 consolidated financial statements included in this annual report. The accounting principles of our company comply with GAAP. The more critical accounting policies and estimates used relate to:

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

      Property and equipment is stated at cost less accumulated depreciation. We also have investments in partnerships that own and operate hotel properties. The assessment of long-lived assets for possible impairment requires us to make judgments, regarding real estate values, estimated future cash flows from the respective properties and other matters. We review the recoverability of our long-lived assets when events or circumstances indicate that the carrying amount of an asset may not be recoverable.

      We account for assets held for sale in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”). Our company’s assets held for sale are recorded at the lower of their historical carrying value (cost less accumulated depreciation) or market value. Depreciation is terminated when the asset is determined to be held for sale. If the assets are ultimately not sold within the guidelines of SFAS No. 144, depreciation would be recaptured for the period they were classified on the balance sheet as held for sale.

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

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

New Accounting Pronouncements

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). In December 2003, the FASB issued a revision to this interpretation (“FIN No. 46(r)”). FIN No. 46(r) clarifies the application of Accounting Research Bulletin No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted FIN No. 46 on July 1, 2003 for those provisions then in effect, and we will adopt FIN No. 46(r) in its revised entirety for our financial statements for periods ending after December 15, 2003 and March 15, 2004, as applicable. As a result of the issuance of FIN No. 46(r) and the accounting profession’s application of the guidance provided by the FASB, issuer trusts, like our subsidiary WestCoast Hospitality Capital Trust, are generally variable interest entities. We have determined that we are not the primary beneficiary under the trust, and accordingly we will not consolidate the financial statements of the Trust into our consolidated financial statements.

      Based upon the foregoing accounting authority, our consolidated financial statements prepared under GAAP beginning with the quarter ending March 31, 2004 will present the debentures issued to the trust as a related party liability, and we will record offsetting assets relative to the cash and common securities received from the trust in our consolidated balance sheet. For financial reporting purposes, we will record interest expense on the corresponding debentures in our consolidated statements of operations.

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

      The following tables summarize the financial instruments held by us at December 31, 2003 and 2002, which are sensitive to changes in interest rates. At December 31, 2003, approximately 3.2% of our debt was subject to changes in market interest rates and was sensitive to those changes. As of December 31, 2003 we had debt obligations of $151.4 million, of which 96.8%, or $146.6 million, were fixed rate debt securities secured by individual properties. There were no borrowings under the any lines-of-credit during the fourth quarter of 2004.

      The following table presents principal cash flows for debt outstanding at December 31, 2003, by maturity date (in thousands).

Outstanding Debt and Capital Lease Obligations

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

Note payable to bank(a)	$—	$—	$—	$—	$—	$—	$—	$—
Long-term debt:
Fixed rate	$5,056	$7,746	$4,047	$4,344	$4,648	$120,738	$146,579	$146,579
Variable rate	$611	$652	$697	$370	$1,952	$576	$4,858	$4,858

(a)	At December 31, 2003 there were no borrowings against our note payable to bank.

      The following table presents principal cash flows for debt and capital leases outstanding at December 31, 2002, by maturity date (in thousands).

Outstanding Debt and Capital Lease Obligations

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Note payable to bank(b)	$52,100	$—	$—	$—	$—	$—	$52,100	$52,100
Long-term debt:
Fixed rate	$4,044	$2,985	$6,832	$3,069	$3,298	$74,222	$94,450	$94,450
Variable rate	$845	$893	$949	$1,012	$702	$7,244	$11,645	$11,645
Capital lease obligations	$268	$—	$—	$—	$—	$—	$268	$268

(b)	The interest rate on the note payable is based on LIBOR plus a variable interest margin based on our funded debt ratio. The interest margin can vary from 205 to 350 basis points. At December 31, 2002, the interest margin was 275 basis points.

Item 8.	Financial Statements and Supplementary Data

      See Item 15 of this annual report for certain information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this Item 8.

Selected Quarterly Data (in thousands except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	Unaudited
2003
Revenues	$40,176	$48,068	$54,484	$41,246
Operating income (loss)	$(385)	$5,754	$7,238	$(852)
Income (loss) before income tax	$(2,734)	$2,871	$4,569	$(3,619)
Net income (loss)	$(1,769)	$1,793	$3,232	$(2,037)
Earnings (loss) per common share — basic	$(0.19)	$0.09	$0.20	$(0.20)
Earnings (loss) per common share — diluted	$(0.19)	$0.09	$0.20	$(0.20)
2002
Revenues	$42,469	$51,623	$55,685	$44,394
Operating income	$4,515	$8,417	$9,487	$262
Income (loss) before income tax	$1,654	$5,842	$6,971	$(2,091)
Net income (loss)	$1,070	$3,780	$4,510	$(1,353)
Earnings (loss) per common share — basic	$0.03	$0.24	$0.30	$(0.15)
Earnings (loss) per common share — diluted	$0.03	$0.24	$0.29	$(0.15)

Financial Statements

      The 2003 Consolidated Financial Statements of WestCoast Hospitality Corporation are presented on pages 36 to 65 of this annual report.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders

WestCoast Hospitality Corporation
Spokane, Washington

      We have audited the accompanying consolidated balance sheets of WestCoast Hospitality Corporation and its subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the three years ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WestCoast Hospitality Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the three years ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

February 2, 2004,

except for Note 18, as to which
the date is March 16, 2004
Spokane, Washington

WESTCOAST HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$8,121	$752
Restricted cash	4,952	1,949
Accounts receivable, net	9,306	9,559
Inventories	2,140	2,040
Assets held for sale	—	34,408
Prepaid expenses and other	2,137	2,693

Total current assets	26,656	51,401

Property and equipment, net	264,039	241,255
Goodwill	28,042	28,042
Intangible assets, net	14,412	15,188
Other assets, net	20,076	20,824

Total assets	$353,225	$356,710

LIABILITIES
Current liabilities:
Accounts payable	$6,990	$6,773
Accrued payroll and related benefits	4,849	6,173
Accrued interest payable	775	695
Advanced deposits	253	198
Other accrued expenses	8,069	8,494
Long-term debt, due within one year	5,667	4,889
Notes payable to bank	—	52,100
Capital lease obligations, due within one year	—	268

Total current liabilities	26,603	79,590

Long-term debt, due after one year	145,770	101,206
Deferred income	9,279	2,626
Deferred income taxes	16,761	16,261
Minority interest in partnerships	2,623	2,911

Total liabilities	201,036	202,594

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock — 5,000,000 shares authorized; $0.01 par value; $50 per share liquidation value:
Series A — 294,118 and 301,315 shares issued and outstanding	3	3
Series B — 294,118 and 301,315 shares issued and outstanding	3	3
Additional paid-in capital, preferred stock	29,406	30,125
Common stock — 50,000,000 shares authorized; $0.01 par value; 13,006,361 and 12,981,878 shares issued and outstanding	130	130
Additional paid-in capital, common stock	84,196	84,083
Retained earnings	38,451	39,772

Total stockholders’ equity	152,189	154,116

Total liabilities and stockholders’ equity	$353,225	$356,710

The accompanying notes are an integral part of the consolidated financial statements.

WESTCOAST HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(In thousands, except per share data)
Revenue:
Hotels and restaurants	$163,101	$173,320	$99,495
Franchise, central services and development	3,642	4,137	3,213
Entertainment	7,980	7,430	7,497
Real estate	8,914	9,001	10,114
Corporate services	337	283	314

Total revenues	183,974	194,171	120,633

Operating expenses:
Direct:
Hotels and restaurants	142,145	148,675	74,560
Franchise, central services and development	1,518	1,990	1,796
Entertainment	6,974	6,343	7,258
Real estate	4,815	4,778	4,734
Corporate services	313	222	183
Depreciation and amortization	13,032	10,517	10,323
(Gain) loss on asset dispositions	390	(3,166)	(5,103)
Conversion expenses	392	14	85
Amortization of goodwill	—	—	855

Total direct expenses	169,579	169,373	94,691
Undistributed corporate expenses	2,640	2,117	1,896

Total expenses	172,219	171,490	96,587

Operating income	11,755	22,681	24,046
Other income (expense):
Interest expense	(11,150)	(10,717)	(12,092)
Interest income	414	372	247
Other income (expense), net	(339)	20	(23)
Equity income in investments, net	119	28	92
Minority interest in partnerships	288	(8)	(188)

Income before income taxes	1,087	12,376	12,082
Income tax expense (benefit)	(132)	4,369	4,503

Net income	1,219	8,007	7,579
Preferred stock dividend	(2,540)	(2,577)	—

Income (loss) applicable to common shareholders	$(1,321)	$5,430	$7,579

Earnings (loss) per common share — basic	$(0.10)	$0.42	$0.59

Earnings (loss) per common share — diluted	$(0.10)	$0.41	$0.59

Weighted-average shares outstanding — basic	12,999	12,975	12,953

Weighted-average shares outstanding — diluted	12,999	13,285	13,239

The accompanying notes are an integral part of the consolidated financial statements.

WESTCOAST HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

	Preferred Stock — Series A and B			Common Stock

			Additional			Additional
			Paid-In			Paid-In	Retained
	Shares	Amount	Capital	Shares	Amount	Capital	Earnings

	(In thousands, except share data)
Balances, January 1, 2001	—	$—	$—	12,933,106	$129	$83,845	$26,763
Net income	—	—	—	—	—	—	7,579
Stock issued under employee stock purchase plan	—	—	—	24,139	1	106	—
Stock issued for acquisition of subsidiaries	607,542	6	30,371	—	—	—	—
Stock issued to directors	—	—	—	2,455	—	15	—

Balances, December 31, 2001	607,542	6	30,371	12,959,700	130	83,966	34,342
Net income	—	—	—	—	—	—	8,007
Preferred stock dividends:
Series A ($3.50 per share)	—	—	—	—	—	—	(1,061)
Series B ($5.00 per share)	—	—	—	—	—	—	(1,516)
Retirement of stock:
Series A	(2,456)	—	(123)	—	—	—	—
Series B	(2,456)	—	(123)	—	—	—	—
Stock issued under employee stock purchase plan	—	—	—	19,902	—	102	—
Stock issued to directors	—	—	—	2,276	—	15	—

Balances, December 31, 2002	602,630	6	30,125	12,981,878	130	84,083	39,772
Net income	—	—	—	—	—	—	1,219
Preferred stock dividends:
Series A ($3.50 per share)	—	—	—	—	—	—	(1,046)
Series B ($5.00 per share)	—	—	—	—	—	—	(1,494)
Retirement of stock:
Series A	(7,197)	—	(360)	—	—	—	—
Series B	(7,197)	—	(359)	—	—	—	—
Stock issued under employee stock purchase plan	—	—	—	21,805	—	99	—
Stock issued to directors	—	—	—	2,678	—	14	—

Balances, December 31, 2003	588,236	$6	$29,406	13,006,361	$130	$84,196	$38,451

The accompanying notes are an integral part of the consolidated financial statements.

WESTCOAST HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(In thousands)
Operating activities:
Net income	$1,219	$8,007	$7,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,032	10,517	11,178
(Gain) loss on disposition of property and equipment and other assets	390	(3,166)	(1,353)
Gain on insurance settlement	—	—	(3,782)
Non-cash reduction of preferred stock resulting in gain	(616)	—	—
Write-off of deferred loan fees	927	—	9
Deferred income tax provision	500	1,921	2,240
Minority interest in partnerships	(288)	8	188
Equity in investments	(119)	(28)	(92)
Compensation expense related to stock issuance	14	15	15
Provision for doubtful accounts	338	1,053	397
Change in assets and liabilities, net of effects of purchase of subsidiary in 2001:
Restricted cash	(3,003)	(827)	(1,122)
Accounts receivable	(168)	(1,556)	(71)
Inventories	(100)	105	(7)
Prepaid expenses and other	569	(1,322)	(393)
Accounts payable and income taxes payable	217	1,046	129
Accrued payroll and related benefits	(1,324)	(693)	1,448
Accrued interest payable	100	(82)	69
Other accrued expenses and advance deposits	(350)	(692)	(64)

Net cash provided by operating activities	11,338	14,306	16,368

Investing activities:
Additions to property and equipment	(7,339)	(10,708)	(6,769)
Proceeds from disposition of property and equipment	5,367	1,845	1,792
Proceeds from disposition of investment	485	—	—
Cash paid for acquisition of subsidiary, net of cash received	—	—	(17,816)
Other, net	177	207	(135)

Net cash used in investing activities	(1,310)	(8,656)	(22,928)

The accompanying notes are an integral part of the consolidated financial statements.

WESTCOAST HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(In thousands)
Financing activities:
Proceeds from note payable to bank	47,700	10,800	21,150
Repayment of note payable to bank	(99,800)	(12,950)	(73,400)
Proceeds from long-term debt	55,200	—	74,400
Proceeds from short-term debt	2,658	—	—
Repayment of long-term debt	(3,892)	(4,257)	(12,624)
Proceeds from issuance of common stock under employee stock purchase plan	99	102	107
Preferred stock dividend payments	(2,561)	(1,937)	—
Principal payments on capital lease obligations	(268)	(384)	(534)
Additions to deferred financing costs	(1,547)	(848)	(1,273)
Additions to deferred offering costs	(248)	—	—
Distributions to minority owners in subsidiaries	—	(37)	(129)

Net cash provided by (used in) financing activities	(2,659)	(9,511)	7,697

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	7,369	(3,861)	1,137
Cash and cash equivalents at beginning of year	752	4,613	3,476

Cash and cash equivalents at end of year	$8,121	$752	$4,613

Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest	$11,070	$10,799	$12,023
Income taxes	$213	$4,376	$1,424
Noncash investing and financing activities:
Reclassification of assets held for sale to property and equipment	$34,775	$—	$—
Sale-operating leaseback of equipment	$2,658	$—	$—
Preferred stock dividends declared	$2,540	$2,577	$—
Extinguishment of debt on sale leaseback of hotel	$5,965	$—	$—
Non-cash reduction of working capital for preferred stock	$103	$246	$—
Addition of note receivable on sale of building	$—	$2,607	$—
Investment in real estate venture exchanged for property	$—	$1,194	$—
Assignment of debt to purchaser of building	$—	$7,198	$—
Note payable for real estate	$—	$520	$—
Issuance of stock for acquisition of subsidiary	$—	—	$30,377

The accompanying notes are an integral part of the consolidated financial statements.

WESTCOAST HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization

      WestCoast Hospitality Corporation (“WestCoast” or the “Company”) is a NYSE-listed hospitality and leisure company primarily engaged in the ownership, management, development and franchising of mid-scale, full service hotels under its WestCoast and Red Lion brands. As of December 31, 2003, the hotel system contained 71 hotels located in 12 states and one Canadian province, with more than 12,300 rooms and 579,000 square feet of meeting space. The Company managed 48 of these hotels, consisting of 27 owned hotels, 15 leased hotels and six third-party owned hotels. The remaining 23 hotels were owned and operated by third-party franchisees.

      The Company is also engaged in entertainment and real estate operations. Through the entertainment division, which includes TicketsWest.com, Inc., the Company engages in event ticket distribution and promotion and presents a variety of entertainment productions in communities targeted for hotel market penetration. The real estate division engages in the traditional real estate related services that the Company has pursued since its predecessor was originally founded in 1937, including developing, managing and acting as a broker for sales and leases of commercial and multi-unit residential properties.

      The Company was incorporated in the State of Washington on April 25, 1978. The financial statements encompass the accounts of WestCoast Hospitality Corporation and all of its consolidated subsidiaries, including its 100% ownership of Red Lion Hotels, Inc. and WestCoast Hotels, Inc., its approximately 98% ownership of WestCoast Hospitality Limited Partnership (“WHLP”), and a 50% interest in a real estate limited partnership. The financial statements also include an equity method investment in a 19.9% owned real estate limited partnership and certain cost method investments in various entities included as other assets, over which the Company does not exercise significant influence. During 2003 the Company disposed of one equity method investment in a real estate limited partnership. All significant inter-company transactions and accounts have been eliminated upon consolidation.

2.     Summary of Significant Accounting Policies

Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At times, cash balances may be in excess of federal insurance limits.

      The Company maintains trust accounts for client-owners of multiple real properties which it manages. These cash accounts are not owned by the Company and therefore, are not included in the consolidated financial statements. At December 31, 2003 and 2002, these accounts totaled approximately $2.7 and $2.1 million respectively.

      In accordance with the Company’s various borrowing arrangements, at December 31, 2003 and 2002, cash of approximately $5.0 million and $1.9 million, respectively, was reserved for the future payment of insurance, property taxes, repairs, furniture, and fixtures and is reflected as restricted cash on the balance sheet.

Allowance for Doubtful Accounts

      The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible and those accounts that are past due beyond a certain date. If actual collections experience changes, revisions to the allowance may be required. After all attempts to collect a receivable fail, the receivable is written off against the allowance.

WESTCOAST HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following schedule summarizes the activity in the allowance account for trade accounts receivable for the past three years (in thousands):

	Year Ended December 31,

	2003	2002	2001

Balance, beginning of year	$587	$420	$49
Additions to allowance	338	1,053	397
Additions due to acquisitions	—	—	181
Deductions, net of recoveries	(362)	(886)	(207)

Balance, end of year	$563	$587	$420

Inventories

      Inventories consist primarily of food and beverage products held for sale at the restaurants operated by the Company, guest supplies, and gift shop merchandise. Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value.

Assets Held for Sale

      Assets held for sale are accounted for in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets”, (“SFAS No. 144”). Assets held for sale are recorded at the lower of their historical carrying value (cost less accumulated depreciation) or market value less costs to sell. Depreciation is terminated when the asset is determined to be held for sale. If the assets are ultimately not sold within the guidelines of SFAS No. 144, depreciation would be recaptured for the period they were classified on the balance sheet as held for sale. No assets were considered held for sale at December 31, 2003.

Property and Equipment

      Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of each asset, which ranges as follows:

Buildings	25 to 39 years
Equipment	2 to 20 years
Furniture and fixtures	5 to 15 years
Landscaping and improvements	15 years

      The Company capitalizes interest costs during the construction period for qualifying assets. During the years ended December 31, 2002 and 2001, the Company capitalized approximately $84 thousand and $253 thousand of interest costs, respectively. No interest was capitalized in 2003.

Valuation of Long-Lived Assets

      Management reviews the carrying value of property, equipment and other long-lived assets on a periodic basis. Estimated undiscounted future cash flows from related operations are compared with the current carrying values. Reductions to the carrying value, if necessary, are recorded to the extent the net book value of the assets exceeds the greater of estimated future discounted cash flows or fair value less selling costs.

WESTCOAST HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets

      Goodwill represents the excess of the estimated fair value of the net assets acquired during business combinations over the net tangible and identifiable intangible assets acquired. Through December 31, 2001 goodwill was being amortized over 20 to 40 years.

      Brand name is an identifiable indefinite life intangible asset that represents the separable legal right to a trade name acquired in a 2001 business combination. The remaining balance of intangible assets consists primarily of the net amortized cost of lease, management and franchise contracts acquired in business combinations. The costs of these contracts are amortized over the weighted-average remaining term of approximately eight years.

      The following table summarizes the cost and accumulated amortization of goodwill and other intangible assets (in thousands):

	December 31, 2003

		Accumulated
	Cost	Amortization	Net

Goodwill	$28,042	(a)	$28,042

Intangible assets
Management and franchise contracts	$6,007	$(2,617)	$3,390
Brand name	6,878	(a)	6,878
Lease contracts	4,332	(289)	4,043
Trademarks	69	(a)	69
Other intangible assets	66	(34)	32

Total intangible assets	$17,352	$(2,940)	$14,412

	December 31, 2002

		Accumulated
	Cost	Amortization	Net

Goodwill	$28,042	(a)	$28,042

Intangible assets
Management and franchise contracts	$6,007	$(1,978)	$4,029
Brand name	6,878	(a)	6,878
Lease contracts	4,332	(144)	4,188
Trademarks	44	(a)	44
Other intangible assets	66	(17)	49

Total intangible assets	$17,327	$(2,139)	$15,188

(a)	Goodwill and intangibles with indefinite life are not subject to amortization.

WESTCOAST HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amortization expense related to intangible assets for the years ended December 31, 2003, 2002 and 2001 was approximately $798 thousand, $860 thousand, and $649 thousand, respectively. Estimated amortization expense for intangible assets over the next five years is as follows (in thousands):

Years Ending December 31,

2004	$796
2005	$796
2006	$761
2007	$521
2008	$520

      Goodwill attributable to each of the Company’s business segments at both December 31, 2003 and 2002 is as follows (in thousands):

		Other
	Goodwill	Intangibles

Hotels and restaurants	$19,530	$11,025
Franchise, central services and development	5,351	3,379
Entertainment	3,161	8

Total	$28,042	$14,412

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets”, (“SFAS No. 142”), which revised the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but instead will be tested for impairment annually and also in the event of an impairment indicator. The Company evaluated the goodwill, finite and indefinite life of intangible assets and determined that there was no impairment during 2003 or 2002.

      The adoption of SFAS No. 142 on January 1, 2002, resulted in the elimination of goodwill amortization of $855 thousand for both the years ended December 31, 2003 and 2002. Net income and earnings per share adjusted for goodwill amortization for 2002 and 2001 compared to 2003 is as follows (in thousands, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Reported income (loss) applicable to common shareholders	$(1,321)	$5,430	$7,579
Add back: goodwill amortization, net of tax	—	—	537

Adjusted income (loss) applicable to common shareholders	$(1,321)	$5,430	$8,116

Basic earnings (loss) per common share:
Reported earnings (loss)	$(0.10)	$0.42	$0.59
Goodwill amortization	—	—	0.04

Adjusted earnings (loss) per common share-basic	$(0.10)	$0.42	$0.63

Diluted earnings (loss) per common share:
Reported earnings (loss)	$(0.10)	$0.41	$0.59
Goodwill amortization	—	—	0.04

Adjusted earnings (loss) per common share-diluted	$(0.10)	$0.41	$0.63

WESTCOAST HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets

      Other assets primarily includes purchase option payments, amounts expended for deferred loan fees, straight-line rental income, a note receivable and the Company’s equity method and cost method investments described in Note 1.

      At December 31, 2003 and 2002 the Company had deferred purchase option payments made pursuant to purchase agreements for hotel properties which were being leased and operated by the Company. Both of those options have been exercised as described in Notes 11 and 18.

      Deferred loan fees are amortized using the effective interest method over the term of the related loan agreement.

      Cost method investments are carried at purchase price, less any write-downs if necessary. Equity method investments are carried at cost, adjusted for the Company’s proportionate share of earnings and any investment disbursements. The Company’s $2.5 million note receivable at December 31, 2003 bears interest at 7.36%. Monthly principal and interest is due until August 2007 when the note is due in full.

Income Taxes

      The Company recognizes deferred tax assets and liabilities, along with the related income tax expenses or benefits, for the expected future income tax consequences of events that have been recognized in the Company’s financial statements. The deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Certain wholly owned or partially owned entities, including WHLP, do not directly pay income taxes. Instead, their taxable income flows through to the Company or to the respective owners of the entity.

Revenue Recognition

      Revenue is generally recognized as services are performed. Hotel and restaurant revenues primarily represent room rental and food and beverage sales from owned, leased and other consolidated hotels and are recognized at the time of the hotel stay or sale of the restaurant services. Hotel and restaurant revenues also include management fees earned from managing third-party owned hotels. Franchise, central services and development fees represent fees received in connection with the franchise of the Company’s brand name as well as central purchasing, development and other fees. Franchise fees are recognized as earned in accordance with the contractual terms of the franchise agreements. Other fees are recognized when the services are provided and collection is reasonably assured.

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

WESTCOAST HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company is the promoter of an event and is at risk for the production, revenues and expenses are recorded in the period of the event performance.

Earnings Per Common Share

      Earnings or loss per common share-basic is computed by dividing income applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Earnings or loss per common share-diluted is computed by adjusting income applicable to common shareholders by the effect of the minority interest related to operating partnership units of West Coast Hospitality Limited Partnership (“OP Units”) and increasing the weighted-average number of common shares outstanding by the effect of the OP Units and the additional common shares that would have been outstanding if the dilutive potential common shares (stock options and convertible notes) had been issued, to the extent that such issuance would be dilutive.

Stock Based Compensation

      As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”), the Company has chosen to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and to provide the disclosure only requirements of SFAS No. 123. The Company has chosen not to record compensation expense using fair value measurement provisions in the statement of operations.

      Had compensation cost for plans been determined based on the fair value at the grant dates for awards under the plans, reported net income and income per share would have been changed to the pro forma amounts below (in thousands, except per share data):

	Year Ended December 31,

	2003	2002	2001

Reported income (loss) applicable to common shareholders	$(1,321)	$5,430	$7,579
Add back: stock-based employee compensation expense, net of related tax effects	9	10	9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(479)	(304)	(692)

Pro forma	$(1,791)	$5,136	$6,896

Basic earnings (loss) per common share:
Reported earnings (loss)	$(0.10)	$0.42	$0.59
Stock-based employee compensation, fair value	(0.04)	(0.02)	(0.06)

Pro forma	$(0.14)	$0.40	$0.53

Diluted earnings (loss) per common share:
Reported earnings (loss)	$(0.10)	$0.41	$0.59
Stock-based employee compensation, fair value	(0.04)	(0.02)	(0.06)

Pro forma	$(0.14)	$0.39	$0.53

WESTCOAST HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising and Promotion

      The Company generally expenses all costs associated with its advertising and promotional efforts as incurred. During the years ended December 31, 2003, 2002 and 2001 the Company incurred $6.3 million, $6.3 million, and $2.4 million, respectively of advertising expenses.

Central Program Fund

      Effective January 1, 2002 the Company established the WestCoast Central Program Fund (“CPF”), organized in accordance with the various domestic franchise agreements. The CPF is responsible for certain advertising services, frequent guest program administration, reservation services, national sales promotions and brand and revenue management services intended to increase sales and enhance the reputation of the Company and its franchise owners including the WestCoast and Red Lion branded properties.

      Contributions by the Company to the CPF for owned and managed hotels and contributions by the franchisees, through the individual franchise agreements, total up to 5% of room revenue or can be based on reservation fees, frequent guest program dues and other services. While the Company administers the functions of the CPF, the net assets and transactions of the CPF are not commingled with the working capital of the Company. The net assets and transactions of the CPF are, therefore, not included in the accompanying financial statements in accordance with FASB No. 45, “Accounting for Franchise Fee Revenue”.

      For the years ended December 31, 2003 and 2002, the Company contributed $5.5 million and $5.7 million to the CPF, respectively, for its owned and managed properties. The Company recognizes those contributions as operating expenses as incurred. At December 31, 2003 and 2002, the Company had a net current receivable from the CPF of approximately $305 thousand and $223 thousand, respectively.

New Accounting Pronouncements

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). In December 2003, the FASB issued a revision to this interpretation (“FIN No. 46(r)”). FIN No. 46(r) clarifies the application of Accounting Research Bulletin No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted FIN No. 46 on July 1, 2003 for those provisions then in effect, and it will adopt FIN No. 46(r) in its revised entirety for its financial statements for periods ending after December 15, 2003 and March 15, 2004, as applicable. As discussed in Note 18, in the first quarter of 2004 the Company completed a public offering of $46 million of trust preferred securities through WestCoast Hospitality Capital Trust (“the Trust”). As a result of the issuance of FIN No. 46(r) and the accounting profession’s application of the guidance provided by the FASB, issuer Trusts, like the Trust, are generally variable interest entities. The Company has determined that it is not the primary beneficiary under the Trust, and accordingly it will not consolidate the financial statements of the Trust into its consolidated financial statements.

      Based upon the foregoing accounting authority, the Company’s consolidated financial statements prepared under GAAP beginning with the quarter ending March 31, 2004 will present the debentures issued to the Trust as a related party liability, and the Company will record offsetting assets relative to the cash and common securities received from the Trust in its consolidated balance sheet. For financial reporting purposes, the Company will record interest expense on the corresponding debentures in its consolidated statements of operations.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in

WESTCOAST HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. “SFAS No. 149” is effective for all contracts created or modified after June 30, 2003 except for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a) of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of this standard has not had a material effect on the Company’s consolidated financial statements.

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

Reclassifications

      Certain prior year amounts have been reclassified to conform to the 2003 presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

3.     Property and Equipment

      Property and equipment is summarized as follows (in thousands):

	December 31,

	2003	2002

Buildings and equipment	$248,093	$204,753
Furniture and fixtures	23,155	20,530
Landscaping and land improvements	2,369	2,355

	273,617	227,638
Less accumulated depreciation and amortization	(77,646)	(53,302)

	195,971	174,336
Land	64,382	60,012
Construction in progress	3,686	6,907

	$264,039	$241,255

      Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was approximately $11.7 million, $8.9 million, and $8.9 million, respectively.

WESTCOAST HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In November 2003, the Company sold one of its hotels to an unrelated party for $10.8 million. The net proceeds, after repayment of debt directly related to the property of $6.0 million and associated sales costs, are being used to invest in other properties under a tax deferral strategy. The Company then entered into an operating lease agreement with the new owner which expires in November 2018 and requires monthly payments of approximately $63 thousand. At the Company’s option, the lease term is renewable for three five-year terms. The pre-tax gain on the sale-leaseback transaction of approximately $7.0 million was deferred and is being amortized into income over the period of the lease term. During the year ended December 31, 2003 the Company recognized $72 thousand of the deferred gain and the remaining balance at December 31, 2003 was $6.9 million.

      In March 2002, the Company entered into an agreement for the sale of an 80.1% interest in the WHC Building, while retaining the management of the building, its lease of space, and the remaining ownership interest. At the time of the sale the cost and accumulated depreciation of this building was $10.6 million and $4.0 million, respectively. The sale of the building resulted in a pre-tax gain of $5.8 million, of which $3.0 million was recognized as a gain on asset disposition in 2002. Due to the Company retaining an investment and a partial lease of the building, a portion of the gain is being deferred over the six-year lease term. During the years ended December 31, 2003 and 2002, the Company recognized $286 thousand and $215 thousand, respectively, of the deferred gain. As of December 31, 2003, the total deferred gain remaining is $2.3 million.

      Through the second quarter of 2003 the Company leased certain equipment under capital leases. The remaining balance under those leases was paid in full during 2003 and the net book value was transferred from equipment under capital leases to buildings and equipment. The prior year balance has also been reclassified for consistency.

4.     Assets Held for Sale

      At December 31, 2002, assets held for sale consisted of two office buildings in Spokane, Washington and the WestCoast Kalispell Center Hotel and Mall with an aggregate net carrying value of $34.4 million.

      In June 2002, the Company entered into a purchase and sale agreement with a potential buyer for the WestCoast Kalispell Center Hotel and Mall. In July 2003 the Company and the potential buyer of the WestCoast Kalispell Center Hotel and Mall mutually terminated their sales agreement, at which time the Company determined that it was no longer in its best interest to continue to market the property for sale. As a result of this decision, the net book value of the WestCoast Kalispell Center Hotel and Mall of approximately $13.0 million was reclassified from assets held for sale to property and equipment. A depreciation adjustment of $520 thousand was recorded as of June 30, 2003, reflecting non-cash depreciation expense that would have been recognized had the assets been classified as held and used since July 2002.

      Continuing to follow its strategy of divesture from non-core assets, the Company remains committed to the sale of the two Spokane office buildings. It is actively marketing the properties and both are available for sale in their present condition at prices management believes are reasonable compared to their respective estimated fair values. However, there can be no assurances given that the sale of these assets will be completed in the time frame permissible under generally accepted accounting principles to permit the classification of these assets as held for sale on the financial statements. As a result of this decision, the net book value of the related assets of approximately $21.7 million has been reclassified from assets held for sale to property and equipment. A depreciation adjustment of approximately $1.6 million was recorded in September 2003, reflecting non-cash expenses that would have been recognized had the assets been classified as property and equipment since December 2001.

WESTCOAST HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Other Investments

      The Company’s investments in other entities, included in other assets, are summarized as follows:

      Beginning March 2002, the Company owned a 19.9% interest in the WHC Building as discussed in Note 3. At both December 31, 2003 and 2002 the investment balance was approximately $1.2 million and the investment is accounted for under the equity method of accounting.

      Summarized unaudited financial information with respect to the equity method investment in the WHC Building is as follows (in thousands):

	December 31,

	2003	2002

Current assets	$129	$176
Total assets	$13,065	$13,231
Current liabilities	$120	$115
Total liabilities	$7,057	$7,205
Total equity	$5,485	$5,661
Revenues	$2,025	$1,470
Net income	$522	$364

      Through April 2003, the Company maintained a 0.3% general partnership interest in a hotel property, which was also accounted for under the equity method of accounting. At December 31, 2002 the investment balance was $937 thousand. Effective April 2003, the Company sold its ownership investment in this hotel venture to an unrelated third party for $350 thousand. In addition, the Company assigned its interest in the management agreement to the same party in exchange for a structured payment arrangement totaling approximately $141 thousand with monthly payments through January 2004. The carrying value of the Company’s investment at the date of sale was $934 thousand, resulting in a loss on the transaction of $443 thousand, which is included as a loss on asset dispositions in the accompanying statements of operations.

      The Company maintains a 6% interest in a limited liability company, which is accounted for under the cost method. Accordingly the Company’s investment is increased or decreased by contributions, distributions, or impairments only. The Company also holds certain other sliver investments in real estate ventures accounted for under the cost method. At both December 31, 2003 and 2002 the aggregate balance of investments accounted for under the cost method was $242 thousand. The Company wrote-off its 0.3% interest of $73 thousand in another hotel partnership, because the primary asset was sold in November 2002.

      The Company has recorded income from these investments during the years ended December 31, 2003, 2002, and 2001 of $119 thousand, $28 thousand, and $92 thousand respectively. Additionally the Company has recorded revenues from managing these properties of $115 thousand, $374 thousand and $382 thousand during the years ended December 31, 2003, 2002 and 2001 respectively.

WESTCOAST HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Long-Term Debt

      Long-term debt consists of mortgage notes payable and notes and contracts payable, collateralized by real property, equipment and the assignment of certain rental income. Long-term debt is as follows (in thousands except monthly payment information):

	December 31,

	2003	2002

Note payable in monthly installments of $276,570 including interest at 7.93%, through June 2011, collateralized by real property	$34,941	$35,429
Note payable in monthly installments of $108,797 including interest at 8.08%, through September 2011, collateralized by real property	13,608	13,791
Note payable in monthly installments of $91,871 including interest at 7.39%, through June 2011, collateralized by real property	10,809	11,101
Note payable in monthly installments of $70,839 including interest at 6.70%, through July 2013, collateralized by real property	10,238	—
Note payable in monthly installments of $62,586 including interest at 6.70%, through July 2013, collateralized by real property	9,046	—
Note payable in monthly installments of $48,831 including interest at 6.70%, through July 2013, collateralized by real property	7,058	—
Note payable in monthly installments of $52,844 including interest at 8.08%, through September 2011, collateralized by real property	6,610	6,698
Note payable in monthly installments of $44,675 including interest at a variable rate (4.875% at December 31, 2002), through May 2008, collateralized by real property, paid in full during October 2003	—	6,205
Note payable in monthly installments of $41,265 including interest at 6.70%, through July 2013, collateralized by real property	5,964	—
Note payable in monthly installments of $46,695 including interest at 8.00%, through October 2011, collateralized by real property	5,886	5,965
Note payable in monthly installments of $35,076 including interest at 6.70%, through July 2013, collateralized by real property	5,070	—
Note payable in monthly installments of principal and interest at 7.00%, through January 2010 convertible into common stock of the Company at $15 per share	4,820	5,435
Industrial revenue bonds payable in monthly installments of $66,560 including interest at 5.90%, through October 2011, collateralized by real property	5,036	5,522
Note payable in monthly installments of $34,388 including interest at 6.70%, through July 2013, collateralized by real property	4,970	—
Note payable in monthly installments of $53,517 including interest at 8.00%, through July 2005, collateralized by real property	4,289	4,575
Note payable in monthly installments of $28,198 including interest at 6.70%, through July 2013, collateralized by real property	4,075	—
Note payable in monthly installments of $45,407 including interest at a variable rate (9.00% at December 31, 2003 and 2002), through April 2010, collateralized by real property	3,863	4,051
Note payable in monthly installments of $20,633 including interest at 6.70%, through July 2013, collateralized by real property	2,982	—

WESTCOAST HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2003	2002

Note payable in monthly installments of $20,633 including interest at 6.70%, through July 2013, collateralized by real property	2,982	—
Note payable in monthly installments of $17,194 including interest at 6.70%, through July 2013, collateralized by real property	2,485	—
Note payable in monthly installments of $17,577 including interest at a variable rate (4.250% at December 31, 2003 and 5.125% at December 31, 2002), through January 2008, collateralized by real property	2,232	2,345
Note payable in monthly installments of $10,430 including interest at 7.42%, through February 2004	1,303	1,329
Note payable in monthly installments of $18,462 including interest at an index rate plus 1.50%, subject to a minimum of 9.50% and a maximum of 12.00% (9.50% at December 31, 2003 and 2002), through December 2011, collateralized by real property	1,232	1,330
Industrial revenue bonds payable in monthly installments of $24,167 including interest at a variable rate (5.10% at December 31, 2003 and 5.00% at December 31, 2002), through January 2007, collateralized by real property	980	1,270
Note payable in monthly installments of $7,996 including interest at a variable rate (3.72% at December 31, 2003 and 5.06% at December 31, 2002), through November 2009, collateralized by certain equipment and furniture and fixtures	414	496
Other	544	553

Total long-term debt	151,437	106,095
Due within one year	(5,667)	(4,889)

Long-term debt due after one year	$145,770	$101,206

      On June 27, 2003, the Company secured term debt of $55.2 million from Column Financial, Inc., a Credit Suisse First Boston subsidiary. The debt is collateralized by certain of the Company’s hotel properties, requires monthly payments based on a fixed interest rate of 6.7% per annum and a 25-year amortization schedule, and matures in full on July 11, 2013. In connection with securing this term debt, the Company incurred loan fees and other costs totaling $1.4 million which were capitalized and are being amortized using the effective interest method over the ten year period of the underlying promissory notes. A portion of the proceeds from these new borrowings were used to pay down the $51.5 million outstanding balance on the Company’s then existing credit facility.

WESTCOAST HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Contractual maturities for long-term debt outstanding at December 31, 2003 are summarized by year as follows (in thousands):

Years Ending December 31,	Amount

2004	$5,667
2005	8,398
2006	4,744
2007	4,714
2008	6,600
Thereafter	121,314

$151,437

7.     Notes Payable to Bank

      As discussed in Note 6, a portion of the proceeds from the new term borrowings were used to pay down the $51.5 million outstanding balance on the Company’s existing credit facility with U.S. Bank. The credit facility agreement was then amended effective June 27, 2003, reducing the maximum borrowing amount to $4.0 million from $58.5 million. At December 31, 2002 the outstanding balance under this line-of-credit was $52.1 million. As of the date of the amendment to the credit facility, the balance of unamortized deferred finance costs associated with the existing revolving credit facility was $848 thousand. The amendment resulted in a 92% reduction of borrowing capacity under the revolving credit facility. As such, in June 2003 the Company recorded a proportionate write-off of the then remaining unamortized deferred loan costs totaling $790 thousand. The U.S. Bank credit facility was terminated by the Company in October 2003. The remaining associated loan fees were then written off.

      Any outstanding borrowings under the U.S. Bank line-of-credit had interest based on the prime rate or LIBOR plus a variable interest margin. At December 31, 2002, the interest rate on outstanding borrowings ranged from 3.94% to 4.75%. The weighted-average interest rate on outstanding borrowings was 3.97% at December 31, 2002. The credit facility was collateralized by certain properties.

      In October 2003, the Company entered into a new primary revolving credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”). Through December 31, 2003 the Company had not made any borrowings under the credit agreement. The credit agreement provides the Company with a revolving credit facility with a total of $10 million in borrowing capacity. This includes two revolving lines of credit: Line A allows for maximum borrowings of $7.0 million and is collateralized by certain hotel real estate assets as well as certain other property and equipment. Line B allows for maximum borrowings of $3.0 million and is collateralized by certain property and equipment. The Company is required to exhaust its borrowing capacity under Line A before it may borrow under Line B. Interest under both lines is computed based, at the Company’s option, upon either the bank’s prime rate or certain LIBOR rates. The agreement contains certain restrictions and covenants, the most restrictive of which requires the Company to maintain a minimum tangible net worth and a maximum debt to equity ratio. Line A does not require any principal payments until its maturity date of October 2006. As a result, any future borrowings under this line in 2004 would be reflected as a long-term liability. Line B has a maturity date of October 2004. The bank credit facility also allows for a $4.0 million term facility that is available to refinance the Red Lion Yakima Gateway Hotel acquired in January 2004. If utilized, the Company expects that the term of the loan would be seven years.

WESTCOAST HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Stockholders’ Equity

      The Articles of Incorporation of the Company authorize 50 million common shares and 5 million preferred shares. The preferred stock rights, preferences and privileges will be determined by the Board of Directors.

      As discussed in Note 17, as part of the Red Lion acquisition in 2001 the Company issued 303,771 shares of Series A Preferred Stock and 303,771 shares of Series B Preferred Stock. Both the Series A and Series B preferred shares had $0.01 par, a $50 stated value, and gave the holder certain preferences upon any liquidation of the Company, including payment of $50 per share plus any unpaid dividends before any payment could be made to common stockholders.

      In addition, the Series A shares included a quarterly dividend requirement, cumulative at 7%, and were redeemable at WestCoast’s option for $50 per share plus unpaid dividends. The dividend requirement increased to 12% if the Company missed two dividend payments, or to 14% upon the violation of certain restrictive covenants or after January 30, 2005. The Series B shares included a quarterly dividend requirement, cumulative at 10%, and were redeemable at WestCoast’s option for $50 per share plus unpaid dividends. The dividend requirement increased to 15% if the Company missed two dividend payments, or to 20% upon the violation of certain restrictive covenants or after January 30, 2008.

      As a result of cancelled franchise agreements in 2002, 2,456 shares of Preferred Series A and B, respectively, were cancelled totaling approximately $246 thousand. As a result of cancelled franchise agreements and other settlements of franchise related fees in 2003, 7,197 shares of Preferred Series A and B, respectively, were cancelled totaling approximately $719 thousand. Aggregate dividends on the Series A and Series B preferred stock for the years ended December 31, 2003 and 2002 totaled $2.5 million and $2.6 million, respectively.

      As further discussed in Note 18, all of the shares of Series A and Series B preferred stock were redeemed subsequent to the balance sheet date.

      During the years ended December 31, 2003 and 2002, 2,678 and 2,276 shares of common stock, respectively, were issued to non-employee directors as compensation for service.

9.     Income Taxes

      Major components of the Company’s income tax provision for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

	December 31,

	2003	2002	2001

Current:
Federal expense (benefit)	$(604)	$2,108	$2,118
State expense (benefit)	(28)	160	145
Deferred expense	500	2,101	2,240

Income tax expense (benefit)	$(132)	$4,369	$4,503

WESTCOAST HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The income tax provisions shown in the consolidated statements of operations differ from the amounts calculated using the federal statutory rate applied to income before income taxes as follows (in thousands):

	December 31,

	2003		2002		2001

	Amount	%	Amount	%	Amount	%

Provision at federal statutory rate	$369	34.0	$4,208	34.0	$4,116	34.0
Effect of tax credits	(398)	(36.7)	(186)	(1.5)	(68)	(0.6)
State taxes, net of federal benefit	(19)	(1.7)	106	0.9	96	0.8
Goodwill amortization	—	—	—	—	261	2.2
Other	(84)	(7.7)	241	1.9	98	0.8

	$(132)	(12.1)	$4,369	35.3	$4,503	37.2

      Components of the net deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows (in thousands):

	December 31,

	2003		2002

	Assets	Liabilities	Assets	Liabilities

Property and equipment	$—	$13,584	$—	$12,434
Rental income	—	1,023	—	606
Management contracts	—	2,463	—	1,399
Brand name	—	602	—	2,463
Other	911	—	641	—

	$911	$17,672	$641	$16,902

10.	Operating Lease Income

      The Company leases shopping mall space to various tenants over terms ranging from one to ten years. The leases generally provide for fixed minimum monthly rent as well as tenants’ payments for their pro rata share of taxes and insurance, common area maintenance and expenses associated with the shopping mall. In addition, the Company leases commercial office space over terms ranging from one to seventeen years. Future minimum lease income under existing noncancellable leases as of December 31, 2003 is as follows (in thousands):

Years Ending
December 31,	Amount

2004	$6,572
2005	5,760
2006	4,690
2007	3,983
2008	2,703
Thereafter	4,601

$28,309

      Rental income for the years ended December 31, 2003, 2002 and 2001 was approximately $7.6 million, $8.0 million and $9.3 million respectively, which included contingent rents of approximately $166 thousand, $155 thousand and $174 thousand, respectively.

WESTCOAST HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Operating Lease Commitments

      The Company has various operating leases, the most significant are:

      In June 2003, the Company completed the sale to General Electric Capital Corporation of certain capitalized software and equipment previously included in construction in-process. The proceeds of approximately $2.7 million were used to repay the outstanding balance on an interim note payable to General Electric Capital Corporation in the same amount. Certain other costs directly related to the software and equipment were paid for directly by General Electric Capital Corporation, totaling $451 thousand. WestCoast then entered into an operating lease agreement with General Electric Capital Corporation which expires in June 2005 and requires monthly payments of approximately $52 thousand. At the option of WestCoast, the lease term is renewable for three one-year terms. No gain or loss was recorded on this sale-leaseback transaction.

      As discussed in Note 3, in November 2003 the Company sold one of its hotels to an unrelated party in a sales-operating leaseback transaction. The lease expires in November 2018 and requires monthly payments of approximately $63 thousand. At the Company’s option, the lease term is renewable for three five-year terms.

      In October 1997, the Company began operating a hotel in Yakima, Washington under an operating lease and purchase option agreement. The lease agreement was for a period of 15 years with two five-year renewal options. The Company paid all operating costs of the hotel plus monthly lease payments of $35 thousand through September 2003. Commencing October 2003, the monthly lease requirement would have raised to $52 thousand and increased by $5 thousand each year thereafter. The Company agreed to a $1.0 million option payment which allows the purchase of this hotel at a fixed price. One-half of this option payment was paid in cash at the date the option agreement was executed and the remaining $500 thousand was paid in August 2002. As discussed in Note 18 the Company exercised this option and the option payments made by the Company were applied against the total purchase price.

      The Company began operating a hotel in Bellevue, Washington in January 2000 with an operating lease and purchase option agreement. The lease agreement expired on December 31, 2003. The Company paid monthly lease payments of $28 thousand plus “additional rent” as defined in the agreement. Additional rent includes hotel operating and other costs. The purchase option was exercisable from July 2002 through January 31, 2004 at the Company’s option. The total purchase price of the hotel under this option is $12.0 million. As further discussed in Note 18, the Company exercised this option.

      At December 31, 2001, the Company assumed a master lease agreement which covered 17 hotel properties including 12 which were part of the Red Lion acquisition. The Company has entered into a sublease with Doubletree DTWC Corporation whereby Doubletree DTWC Corporation will sublease five of these hotel properties from the Company. The master lease agreement requires minimum monthly payments of $1.3 million plus contingent rents based on gross receipts from the 17 hotels. The lease agreement expires in December 2020, but the Company has the option to extend the term for three additional five year terms.

      Noting that the Yakima hotel purchase has been completed subsequent to the balance sheet date and assuming the Company closes its purchase options for the Bellevue hotel in 2004, total payments due under all

WESTCOAST HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Company’s leases at December 31, 2003, as adjusted for subsequent events, are as follows (in thousands):

Years Ending
December 31,	Amount

2004	$6,476
2005	$6,476
2006	$6,476
2007	$6,476
2008	$6,364
Thereafter	$91,875

      The above amounts are net of $9.9 million of sublease income annually through 2020.

      Total rent expense net of sublease income under the leases for the years ended December 31, 2003, 2002, and 2001 was $8.3 million, $7.7 million, and $1.8 million respectively.

12.	Related-Party Transactions

      The Company had the following transactions with related parties:

•	The Company recorded management fee and other income of approximately $128 thousand, $129 thousand and $154 thousand during the years ended December 31, 2003, 2002 and 2001, respectively, for performing management and administrative functions for entities which are owned by key stockholders and management of the Company. The net assets and transactions of these entities are excluded from the Company’s consolidated financial statements.

•	The Company received commissions for real estate sales from entities which are owned or partially owned by key stockholders and management of the Company totaling $39 thousand, $54 thousand and $109 thousand for the years ended December 31, 2003, 2002 and 2001, respectively. The net assets and transactions of these entities are excluded from the Company’s consolidated financial statements.

•	During 2003, 2002 and 2001, the Company held certain cash and investment accounts in a bank and had notes payable to the same bank. The bank’s chairman and chief executive officer is a director of the Company. At December 31, 2003 and 2002, total cash and investments of approximately $590 thousand and $3.5 million, respectively, and a note payable totaling approximately $5.0 million and $5.5 million respectively, were outstanding with this bank. Total interest income of $1 thousand, $7 thousand and $18 thousand, respectively, and interest expense of $313 thousand, $174 thousand and $367 thousand, respectively, was recorded related to this bank during the years ended December 31, 2003, 2002 and 2001. Additionally, the Company is the real estate manager for the bank’s corporate office building. During the years ended December 31, 2003, 2002 and 2001, the Company recognized management fee income of $121 thousand, $117 thousand and $114 thousand, respectively.

•	For the years ended December 31, 2003 and 2002, the Company received $115 thousand and $51 thousand, respectively, in management fees and $44 thousand and $24 thousand in leasing fees from the WHC building, which as of March 2002, the Company owns a 19.9% interest in the building.

•	The Company purchased product for use in the hotels and restaurants from an entity owned by key shareholders and management of WestCoast totaling $163 thousand, $76 thousand and $43 thousand for the years ended December 31, 2003, 2002, and 2001, respectively.

WESTCOAST HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Employee Benefit and Stock Plans

1998 Stock Incentive Plan

      The 1998 Stock Incentive Plan (“the Plan”) was adopted by the Board of Directors in 1998 and authorizes the grant or issuance of various option or other awards. As currently amended in 2000, the Plan allows for a maximum number of shares which may be awarded of 1,400,000 shares, subject to adjustment for stock splits, stock dividends and similar events. The Compensation Committee of the Board of Directors administers the Plan and establishes to whom, and the type and the terms and conditions, including the exercise period, of the awards are granted.

      Nonqualified stock options may be granted for any term specified by the Compensation Committee and may be granted at less than fair market value, but not less than par value on the date of grant. Incentive stock options may be granted only to employees and must be granted at an exercise price at least equal to fair market value on the date of grant and have at most a ten year exercise period. The maximum fair market value of shares which may be issued pursuant to incentive stock options granted under the Plan to any individual in any calendar year may not exceed $100 thousand. Stock Appreciation Rights (“SARs”) may also be granted in connection with stock options or other awards. SARs typically will provide for payments to the holder based upon increases in the price of the common stock over the exercise price of the related option or award, but alternatively may be based upon other criteria such as book value. Other awards such as restricted stock awards, dividend equivalent awards, performance awards or deferred stock awards may also be granted under the Plan by the Compensation Committee.

      All options granted prior to 2003 were designated as nonqualified options, with an exercise price equal to or in excess of fair market value on the date of grant and for a term of ten years. For substantially all options granted, fifty percent of each recipients’ options will vest on the fourth anniversary of the date of grant and the remaining 50% will vest on the fifth anniversary of the date of grant. The vesting schedule will change if, beginning one year after the option grant date, the stock price of the common stock reaches the following target levels (measured as a percentage increase over the exercise price) for 60 consecutive trading days:

Stock Price	Percent of Option
Increase	Shares Vested

25%	25%
50%	50%
75%	75%
100%	100%

WESTCOAST HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option transactions are summarized as follows:

	Number of	Weighted-Average	Exercise Price	Expiration
	Shares	Exercise Price	Per Share	Date

Balance, January 1, 2001	997,825	$13.75	$7.50-15.00	2008-2010
Options granted	360,785	$6.07	$6.07	2011
Options forfeited	(81,991)	$13.89	$8.31-15.00

Balance, December 31, 2001	1,276,619	$11.57	$6.07-15.00	2008-2011
Options granted	6,500	$7.67	$7.50-7.95	2012
Options forfeited	(173,563)	$10.67	$6.07-15.00
Options cancelled	(571,661)	$15.00	$15.00

Balance, December 31, 2002	537,895	$8.29	$6.07-15.00	2008-2012
Options granted	346,230	$5.42	$5.26-5.98	2013
Options forfeited	(58,116)	$6.09	$5.26-15.00

Balance, December 31, 2003	826,009	$7.24	$5.26-15.00	2008-2013

      Remaining options available for grant at December 31, 2003 were 573,991. At December 31, 2003, options totaling 233,180 are exercisable at a weighted average exercise price of $8.66.

      The following table summarizes information about the Company’s outstanding stock options at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (YRS)	Price	Exercisable	Price

$5.26-$6.07	595,259	8.69	$5.70	128,896	$5.26
$7.50-$8.31	95,411	6.09	8.02	15,600	7.50
$10.94	51,370	5.01	10.94	26,090	10.94
$15.00	83,969	4.73	15.00	62,594	15.00

$5.26-$15.00	826,009	7.76	$7.24	233,180	$8.66

      In July 2002, the Company offered eligible option holders the opportunity to exchange certain options for new options. The new options offered were issued at fair market value of the stock on or after the first business day that was six months and one day after the date the original options were cancelled in the exchange. On July 31, 2002, 571,661 options were cancelled pursuant to the terms of the offer. In February 2003, the Company granted 261,251 new non-qualified options. There was no impact on the Company’s financial condition and results of operations in 2002 or 2003 as a result of this transaction.

      The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001:

	2003	2002	2001

Dividend yield	0%	0%	0%
Expected volatility	25%	25%	22%
Risk free interest rates	2.56%	4.60%	4.07%
Expected option lives	4 years	4 years	4 years

WESTCOAST HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted-average life of options outstanding at December 31, 2003 was 7.76 years. The weighted-average fair value of all options granted during 2003, 2002 and 2001 was $1.47, $2.17, and $1.37 per share, respectively. No options were issued in 2003, 2002 or 2001 that were above market value. The weighted-average fair value and exercise price for options granted at or below market value in 2003, 2002 and 2001 are as follows:

	Weighted-Average			Weighted-Average
	Fair Value			Exercise Price

	2003	2002	2001	2003	2002	2001

Options granted at market value	$1.47	$2.17	$1.37	$5.42	$7.67	$6.07

      In connection with the Company’s initial public offering in 1998, the Company also granted 55,000 restricted shares of common stock to certain members of senior management. Twenty percent of these shares were issued in 1998 and 1999. Twenty percent were to be issued in each subsequent year provided such employee was an employee of the Company at that time. Management stock grants in 2002, 2001 and 2000 were canceled and paid in cash. The Company recorded compensation expense of approximately $80 thousand and $56 thousand during the years ended December 31, 2002 and 2001, respectively, associated with these grants.

Employee Stock Purchase Plan

      In 1998, the Company adopted the Employee Stock Purchase Plan to assist employees of the Company in acquiring a stock ownership interest in the Company. A maximum of 300,000 shares of common stock is reserved for issuance under this plan. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions. No employee may purchase more than $25 thousand worth of common stock under this plan in any calendar year. During the years ended December 31, 2003, 2002 and 2001, 21,805, 19,902, and 24,139 shares were purchased under this plan for approximately $99 thousand, $102 thousand, and $107 thousand, respectively.

Defined Contribution Plan

      The Company and its employees contribute to the WestCoast Hospitality Corporation Amended and Restated Retirement and Savings Plan. The defined contribution plan was created for the benefit of substantially all employees of the Company. The Company makes contributions of up to 3% of an employee’s compensation based on a vesting schedule and eligibility requirements set forth in the plan document. Company contributions to the plan for the years ended December 31, 2003, 2002 and 2001 were approximately $439 thousand, $435 thousand, and $225 thousand, respectively.

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

WESTCOAST HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated using the rates currently offered for debt or capital lease obligations with similar remaining maturities.

      The estimated fair values of financial instruments are as follows (in thousands):

	December 31,

	2003		2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash, cash equivalents, and restricted cash	$13,073	$13,073	$2,701	$2,701
Accounts receivable	$9,306	$9,306	$9,559	$9,559
Financial liabilities:
Current liabilities, excluding debt	$20,936	$20,936	$22,333	$22,333
Notes payable to bank	$—	$—	$52,100	$52,100
Long-term debt	$151,437	$151,437	$106,095	$106,095
Capital lease obligations	$—	$—	$268	$268

15.	Business Segments

      The Company has four operating segments: (1) hotels and restaurants; (2) entertainment; (3) real estate and (4) franchise, central services and development. Due to the timing of the Red Lion acquisition on December 31, 2001, identifiable assets and capital expenditures related to this acquisition are reported at December 31, 2001. However, no operations were reported until 2002. Corporate services and other consists primarily of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment.

      The entertainment segment had inter-segment revenues which were eliminated in the consolidated financial statements. Management reviews and evaluates the operations of the entertainment segment including the inter-segment revenues. Therefore, the total revenues, including inter-segment revenues are included in the segment information below. Management reviews and evaluates the operating segments exclusive of interest expense. Therefore, interest expense is not allocated to the segments.

      Selected information with respect to the segments is as follows (in thousands):

	December 31,

	2003	2002	2001

Revenues:
Hotels and restaurants	$163,101	$173,320	$99,495
Franchise, central services and development	3,642	4,137	3,213
Entertainment	7,980	7,430	7,497
Real estate	8,914	9,001	10,114
Corporate services	337	283	314

	$183,974	$194,171	$120,633

WESTCOAST HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2003	2002	2001

Operating income (loss):
Hotels and restaurants	$10,832	$15,921	$16,738
Franchise, central services and development	1,459	1,810	6,115
Entertainment	667	768	(237)
Real estate	2,098	7,098	3,954
Corporate services	(3,301)	(2,916)	(2,524)

	$11,755	$22,681	$24,046

Capital expenditures:
Hotels and restaurants	$5,610	$5,742	$48,634
Franchise, central services and development	88	2,056	2,672
Entertainment	199	349	542
Real estate	356	193	2,910
Corporate services	1,086	2,368	203

	$7,339	$10,708	$54,961

Depreciation and amortization:
Hotels and restaurants	$9,436	$8,712	$8,112
Franchise, central services and development	304	337	405
Entertainment	339	319	476
Real estate	2,287	291	1,426
Corporate services	666	858	759

	$13,032	$10,517	$11,178

Identifiable assets:
Hotels and restaurants	$270,061	$273,991	$276,297
Franchise, central services and development	37,716	40,589	39,474
Entertainment	4,936	4,934	6,403
Real estate	21,798	23,203	29,941
Corporate services	18,714	13,993	7,534

	$353,225	$356,710	$359,649

WESTCOAST HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Earnings Per Share

      The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share amounts):

	December 31,

	2003	2002		2001

Numerator:
Income (loss) applicable to common shareholders	(1,321)	5,430		7,579
Income effect of dilutive OP Units	—	44		232

Net income (loss) — diluted	$(1,321)	$5,474		$7,811

Denominator:
Weighted-average shares outstanding — basic	12,999	12,975		12,953
Effect of dilutive OP Units	— (a)	286		286
Effect of dilutive common stock options and convertible notes	— (b)	24	(c)	—	(d)

Weighted-average shares outstanding — diluted	12,999 (e)	13,285	(e)	13,239	(e)

Earnings (loss) per share — basic and diluted:
Earnings (loss) per share — basic	$(0.10)	$0.42		$0.59

Earnings (loss) per share — diluted	$(0.10)	$0.41		$0.59

(a)	At December 31, 2003, the effect of converting OP Units would be anti-dilutive and the units are therefore excluded from the above calculation.

(b)	At December 31, 2003 826,009 options to purchase common shares were outstanding. The effect of the shares that would be issuable upon exercise of these options would be anti-dilutive and the options are therefore excluded from the above calculation.

(c)	At December 31, 2002 537,895 options to purchase common stock were outstanding. The effect of 514,085 of the shares that would be issuable upon exercise of these options would be anti-dilutive and the options are therefore excluded from the above calculation.

(d)	At December 31, 2001 1,276,619 options to purchase common shares were outstanding. The effect of the shares that would be issuable upon exercise of these options would be anti-dilutive and the options are therefore excluded from the above calculation.

(e)	Convertible notes are excluded from the above calculation for all periods presented as they are anti-dilutive.

17.	Acquisition

      Effective December 31, 2001, the Company completed the purchase of Red Lion Hotels, Inc. (“Red Lion”) from Hilton Hotels Corporation including 9 owned hotels, 12 leased hotels, 4 licensed hotels and 22 franchised operating hotels. The acquisition was made to add critical mass to the Company’s hotel portfolio and expand the Company’s presence in additional markets. The hotels were acquired for $20.3 million in cash, 303,771 Series A preferred shares and 303,771 Series B preferred shares for total consideration of approximately $52.6 million including the cost of acquisition. The source of cash consideration for the transaction was the Company’s available cash and advances under the Company’s then existing credit facility.

WESTCOAST HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The value of the preferred shares was determined based on their stated redemption value, as discussed in Note 8.

      The acquisition of Red Lion was accounted for using the purchase method of accounting. As the acquisition occurred on the last day of the year ended December 31, 2001, the results of operations of the acquired entity were not included in the consolidated statements of operations or cash flows for that year.

      The following table presents the allocation of the purchase price to the acquired assets and liabilities (in thousands):

	Estimated		Final
	allocation at		allocation at
	December 31,	Purchase price	December 31,
	2001	adjustments	2002

Cash	$2,640	$—	$2,640
Accounts receivable	3,195	(46)	3,149
Prepaid expenses	284	—	284
Inventories	1,243	(180)	1,063

Total current assets	7,362	(226)	7,136
Property and equipment	35,328	651	35,979
Brand name	6,879	—	6,879
Lease contracts	4,332	—	4,332
Franchise contracts	809	—	809
Deferred tax asset	4,711	(180)	4,531

Total assets	59,421	245	59,666
Accounts payable	(1,932)	—	(1,932)
Other current liabilities	(4,960)	(245)	(5,205)

Total liabilities	(6,892)	(245)	(7,137)

Net assets acquired	$52,529	$—	$52,529

      The lease and franchise contracts are being amortized over the terms of the respective agreements of 30 years and nine years, respectively.

18.	Subsequent Events

      In the first quarter of 2004 the Company completed a public offering of $46 million of trust preferred securities through WestCoast Hospitality Capital Trust (“the Trust”), a Delaware statutory trust sponsored by the Company. The securities, which have been listed on the New York Stock Exchange (Symbol WEHpra), entitle holders to cumulative cash distributions at a 9.5% annual rate and the securities mature on February 24, 2044. The trust used the proceeds of the offering to purchase from the Company $46 million of its junior subordinated debentures with payment terms that mirror the distribution terms of the trust preferred securities. After payment of underwriting commissions and expenses of the trust preferred offering and before costs incurred directly by the Company, the Company realized net proceeds from the offering and related debenture sale of approximately $44.2 million. The Company utilized approximately $29.8 million of these offering proceeds to pay accrued dividends on and redeem in full all outstanding shares of its Series A and Series B preferred stock. The Company will use the balance of the net proceeds for general corporate purposes.

WESTCOAST HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As discussed in Note 11, in September 2003, the Company exercised its option to purchase the Red Lion Hotel Yakima Gateway for $6.3 million. The Company completed the purchase of this hotel in January 2004. Also, in December 2003, the Company exercised its option to purchase the Red Lion Hotel Bellevue for $12.0 million. The Company expects to complete the purchase of this hotel during the second quarter of 2004.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no changes in our accountants during 2003. There were no disagreements with our accountants on accounting and financial disclosure during 2003.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      As of the date of the filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the group of executives currently performing the functions of principal executive officer as discussed in Item 10 of this annual report (collectively, the “CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

      There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls during the period for which this annual report relates.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      A portion of the information required by this item is contained in, and incorporated by reference from, the proxy statement for our 2004 Annual Meeting of Shareholders under the captions “Proposal 1: Election of Directors,” “Beneficial Ownership Reporting Compliance” and “Code of Ethics.”

      We make available free of charge on our website (www.westcoasthotels.com) the charters of all of the standing committees of our board of directors (including those of the audit, nominating and corporate governance and compensation committees), the code of business conduct and ethics for our directors, officers and employees, and our corporate governance guidelines. We will furnish copies of these documents to any shareholder upon written request sent to the Vice President, General Counsel, 201 W. North River Drive, Suite 100, Spokane, Washington 99201-2293.

      Set forth below is information regarding our directors, executive officers and certain key employees as of March 23, 2004:

Name	Age	Position

Donald K. Barbieri	57	Chairman of the Board
Richard L. Barbieri	61	Director
Stephen R. Blank	58	Director
Arthur M. Coffey	48	President and Chief Executive Officer, Director
Jon E. Eliassen	57	Director
Peter F. Stanton	47	Director
Ronald R. Taylor	56	Director
John M. Taffin	40	Executive Vice President Hotel Operations
David M. Bell	53	Senior Vice President, Project Development
Peter P. Hausback	44	Vice President, Chief Financial Officer
Thomas L. McKeirnan	35	Vice President, General Counsel and Secretary
Jack G. Lucas	51	Vice President, TicketsWest
David Peterson	50	Vice President of Real Estate Services
Anthony F. Dombrowik	33	Corporate Controller and Principal Accounting Officer

      Donald K. Barbieri. Mr. Barbieri has been a director since 1978 and Chairman of the Board since 1996. He served as President and Chief Executive Officer from 1978 until April 2003. Mr. Barbieri joined our company in 1969 and was responsible for our development activities in hotel, entertainment and real estate areas. Mr. Barbieri is currently a member of the Washington Economic Development Commission. Mr. Barbieri is the immediate past Chair for the Spokane Regional Chamber of Commerce. Mr. Barbieri served as President of the Spokane Chapter of the Building Owners and Managers Association from 1974 to 1975 and served as President of the Spokane Regional Convention and Visitors Bureau from 1977 to 1979. He also served on the Washington Tourism Development Council from 1983 to 1985 and the Washington Economic Development Board while chairing the State of Washington’s Quality of Life Task Force from 1985 to 1989. Mr. Barbieri is brother to Richard L. Barbieri and brother-in-law to David M. Bell.

      Richard L. Barbieri. Mr. Barbieri has been a director since 1978. From 1994 until December 2003, he served as a Vice President and our full-time General Counsel. From 1978 to 1995, Mr. Barbieri served as legal counsel and Secretary, during which time he was engaged in the private practice of law at Edwards and Barbieri, a Seattle law firm, and then at Riddell Williams, a Seattle law firm, where he chaired the firm’s real estate practice group. Mr. Barbieri has also served as chairman of various committees of the Washington State Bar Association and the King County (Washington) Bar Association, and as a member of the governing board of the county bar association. He also served as Vice Chairman of the Citizens’ Advisory Committee to the Major League Baseball Stadium Public Facilities District in Seattle in 1996 and 1997. Mr. Barbieri is brother to Donald K. Barbieri and brother-in-law to David M. Bell.

      Stephen R. Blank. Mr. Blank has been a director since May of 1999. Mr. Blank is presently Senior Fellow, Finance, for the Urban Land Institute, a non-profit education and research institute that studies land use and real estate development policy and practice, where he is responsible for the Institute’s real estate capital markets information and education programs. From November 1993 to November 1998, Mr. Blank was the Managing Director, Real Estate Investment Banking, for CIBC Oppenheimer Corp in New York. From 1989 to 1993, he was Managing Director, Real Estate Investment Banking, for Cushman & Wakefield, Inc. and from 1979 to 1989 he was Managing Director, Real Estate Investment Banking, for Kidder, Peabody & Co., Inc. Mr. Blank is a director of the Ramco-Gershenson Properties Trust, BNP Residential Properties, Inc., Atlantic Realty Trust and America First Mortgage Investments, Inc. Mr. Blank is also adjunct Professor of Real Estate in the Executive MBA program for Columbia University’s Graduate School of Business.

      Arthur M. Coffey. Mr. Coffey has been a director since 1990 and has served as President and Chief Executive Officer since April 2003. He served as Executive Vice President, Chief Financial Officer of our company from June 1997 until April 2003 and as Chief Operating Officer from 1990 to June 1997. Mr. Coffey has been employed by us since 1981 and in the hotel business since 1971. Mr. Coffey is currently a director of the Association of Washington Business, and previously served as a trustee of the Spokane Area Chamber of Commerce, a director of the Washington State Hotel Association from 1996 to 1997, a director of the Spokane Regional Convention and Visitors Bureau from 1982 to 1985 and President of the Spokane Hotel Association from 1989 to 1990.

      Jon E. Eliassen. Mr. Eliassen has been a director of our company since September 2003. Mr. Eliassen is currently President and CEO of the Spokane Area Economic Development Council. Mr. Eliassen retired on April 1, 2003 from his position as Senior Vice President and Chief Financial Officer of Avista Corp., a diversified utility with a market capitalization of approximately $700 million. Mr. Eliassen spent 33 years at Avista, including the last 16 years as its Chief Financial Officer. In 2001 he led financing/refinancing of $1 billion to preserve credit ratings and financial stability of the company. While at Avista, Mr. Eliassen was an active participant in development of a number of successful subsidiary company operations including technology related startups Itron, Avista Labs and Avista Advantage. Mr. Eliassen serves on the Board of Directors of Itron Corporation and is the principal of Terrapin Capital Group, LLC. Mr. Eliassen’s corporate accomplishments are complemented by his extensive service to the community in roles including director and President of the Spokane Symphony Endowment Fund, director of The Heart Institute of Spokane, Washington State University Research Foundation, Washington Technology Center, Spokane Intercollegiate Research and Technology Institute and past director of numerous other organizations and energy industry associations.

      Peter F. Stanton. Mr. Stanton has been a director of our company since April 1998. Mr. Stanton has served as the Chief Executive Officer of Washington Trust Bank since 1993 and its Chairman since 1997. Mr. Stanton previously served as President of Washington Trust Bank from 1990 to 2000. Mr. Stanton is also Chief Executive Officer, President and a director of W.T.B. Financial Corporation (a bank holding company). In addition to serving on numerous civic boards, Mr. Stanton was President of the Washington Bankers Association from 1995 to 1996 and served as Washington state chairman of the American Bankers Association in 1997 and 1998.

      Ronald R. Taylor. Mr. Taylor has been a director since April 1998. He has been a private investor since 2002. He is currently a director of Watson Pharmaceuticals, Inc. (a pharmaceutical manufacturer), and is Chairman of the Board of three privately held companies. From 1998 to 2002, Mr. Taylor was a general partner of Enterprise Partners, a venture capital firm. From 1996 to 1998, Mr. Taylor worked as an independent business consultant. From 1987 to 1996, Mr. Taylor was Chairman, President and Chief Executive Officer of Pyxis Corporation (a health care service provider), which he founded in 1987. Prior to founding Pyxis, he was an executive with both Allergan Pharmaceuticals and Hybritech, Inc.

      John M. Taffin. Mr. Taffin has been our Executive Vice President, Hotel Operations since September 2003. He originally joined us in 1995 and held the position of Regional Manager from November 1995 to July 1997 and Vice President Hotel Operations from August 1997 to September 2002. From August 2002 to August 2003 he was managing partner of Yogo Inn of Lewistown, Inc., a Montana based hotel company. Mr. Taffin started his hospitality industry career with Red Lion Hotels in 1982. During the period from 1982 to 1986 he held mid-management positions with Red Lion Hotels in Idaho, Washington and Oregon. In 1986 he was promoted to General Manager and during the following nine years managed Red Lion Hotels in Idaho, Washington, Oregon and California. He has served as the President of the Washington State Hotel and Lodging Association and as a board member of the Spokane Public Facilities District, the Spokane Lodging Tax Advisory Committee and the Washington State Tourism Advisory Committee.

      David M. Bell. Mr. Bell has been our Senior Vice President, Project Development since June 2002 He was Executive Vice President, Development from February 2000 to June 2002. He was our Senior Vice President of Development from September 1997 to February 2000, and served as a Vice President and director from 1985 to 1997. Mr. Bell is in charge of our franchise, central services and development segment. Since joining our company in 1984, Mr. Bell has been responsible for numerous construction projects, including the development of the WHC Building, the WestCoast Kalispell Center Hotel and Mall, two major room tower additions to the Red Lion River Inn and the conversion of the U.S. Bank of Washington office building in Seattle into the Red Lion Hotel on Fifth Avenue. Mr. Bell is a registered professional engineer and serves on the board of the Pacific Science Center in Seattle, Washington. Mr. Bell is the brother-in-law of Donald K. and Richard L. Barbieri.

      Peter P. Hausback. Mr. Hausback has served as our Vice President, Chief Financial Officer since April 2003. He served as our Corporate Controller and Principal Accounting Officer since joining us in September 2002. Mr. Hausback served as Vice President and Chief Financial Officer of BriteSmile, Inc. from 2001 to 2002. From 1992 to 2001, he served in various management positions with Il Fornaio (America) Corporation, a restaurant and bakery chain, leaving Il Fornaio (America) Corporation in 2001 as Vice President of Finance and Chief Financial Officer. From 1987 to 1992, Mr. Hausback was with Pricewaterhouse LLP. Mr. Hausback has more than 20 years of financial management experience.

      Thomas L. McKeirnan. Mr. McKeirnan has been our Vice President, General Counsel and Secretary since January 2004. He served as our Vice President, Assistant General Counsel since joining us in July 2003. Mr. McKeirnan was a partner at the Spokane, Washington law firm of Paine Hamblen Cofflin Brooke & Miller LLP from January 2002 until July 2003 and an associate attorney at the same firm from 1999 to 2001. Mr. McKeirnan was an associate attorney with the Seattle, Washington law firm of Riddell Williams P.S. from 1995 until 1999. Mr. McKeirnan’s legal practice has focused on corporate, transactional, real estate and securities law, with an emphasis on the hospitality industry. While in private practice, Mr. McKeirnan represented us as outside counsel on various strategic and transactional matters and also represented WestCoast Hotels, Inc. prior to our acquisition of that company.

      Jack G. Lucas. Mr. Lucas serves as Vice President, Entertainment and is in charge of overseeing the various departments within our entertainment division. He has been Vice President since August 1998. Mr. Lucas has approximately 26 years of experience in the entertainment industry, and has been employed by us since 1987. Mr. Lucas previously spent 13 years on the management staff of the City of Spokane Entertainment Facilities, which included a 2,700-seat performing arts center, 30,000-seat stadium, 8,500-seat coliseum, and convention center.

      David Peterson. Mr. Peterson has been with us for 26 years and has served as Vice President, Real Estate Services since 1988. Mr. Peterson, a licensed Real Estate Broker for G&B Real Estate Services, has a strong real estate and construction background and is responsible for the management and leasing of approximately 2.8 million square feet of office and retail space, and the management of approximately 2,500 residential units. Mr. Peterson is a member of several professional organizations throughout the community including member and past President of the Spokane Chapter of Building Owner’s and Managers Association, member of Building Owners and Managers Association International, member and past director of Downtown Spokane Association and a member of the International Council of Shopping Centers. He previously served as a trustee for the Spokane County Real Estate Research Committee, as a director of Vera Water and Power and as a director of the Business Improvement District of Spokane.

      Anthony F. Dombrowik. Mr. Dombrowik has been our Corporate Controller and Principal Accounting Officer since May 2003. Mr. Dombrowik was previously employed by the public accounting firm of BDO Seidman, LLP, where he served as an auditor, certified public accountant and consultant from 1992 to 2003. From 1990 to 1992 Mr. Dombrowik served in various roles in public accounting and as an accountant for Gonzaga University.

Special Note

      On February 14, 2004, Mr. Coffey was involved in a snowmobile accident in which he suffered a fractured rib, fractured clavicle and a concussion. He was hospitalized for several weeks and is currently undergoing rehabilitation on an outpatient basis. While the length of his convalescence is not certain, we are optimistic that he will recover and resume his duties with our company. During Mr. Coffey’s absence, Donald K. Barbieri, who is our Chairman of the Board and served as our President and Chief Executive Officer from

1978 until April 2003, has been actively involved in advising and overseeing our senior executives. Our day-to-day operations are under the supervision of our senior management group consisting of Messrs. Taffin, Hausback, McKeirnan and Bell.

Item 11.	Executive Compensation

      The information required by this Item is contained in, and incorporated by reference from, the Proxy Statement for our 2004 Annual Meeting of Shareholders under the caption “Executive Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2004 Annual Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management”.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table provides information as of December 31, 2003 regarding compensation plans (including individual compensation arrangements) under which equity securities of WestCoast Hospitality Corporation are authorized for issuance:

Number of
securities
	Number of		remaining available
	securities to be	Weighted-	for future issuance
	issued upon	average exercise	under equity
	exercise of	price of	compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))

	(a)	(b)	(c)
Plan Category:
Equity compensation plans approved by security holders	826,009	$7.24	573,991
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	826,009	$7.24	573,991

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is contained, and incorporated by reference from, the Proxy Statement for our 2004 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions”.

Item 14.	Principal Accountant Fees and Services

      The information required by this item is contained, and incorporated by reference from, the Proxy Statement for our 2004 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services”.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

All schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or the information is contained in our consolidated financial statements and notes thereto and therefore has been omitted.

      3. Index to exhibits:

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of WestCoast
3.2(1)	Amended and Restated By-Laws of WestCoast
4.1(2)	Specimen Common Stock Certificate
4.2(3)	Certificate of Trust of WestCoast Hospitality Capital Trust
4.3(3)	Declaration of Trust of WestCoast Hospitality Capital Trust
4.4(4)	Amended and Restated Declaration of Trust of WestCoast Hospitality Capital Trust
4.5(4)	Indenture for 9.5% Junior Subordinated Debentures Due February 24, 2044
4.6	Form of Certificate for 9.5% Trust Preferred Securities (Liquidation Amount of $25 per Trust Preferred Security) of WestCoast Hospitality Capital Trust (included in Exhibit 4.4 as Exhibit A-1)
4.7	Form of 9.5% Junior Subordinated Debenture Due February 24, 2044 (included in Exhibit 4.5 as Exhibit A)
4.8(4)	Trust Preferred Securities Guarantee Agreement dated February 24, 2004
4.9(4)	Trust Common Securities Guarantee Agreement dated February 24, 2004
Executive Compensation Plans and Agreements
10.1(5)	Employment Agreement dated March 1, 1998 between WestCoast and Arthur M. Coffey
10.2(5)	Employment Agreement dated March 1, 1998 between WestCoast and Richard L. Barbieri
10.3(5)	Employment Agreement dated March 1, 1998 between WestCoast and David M. Bell
10.4(2)	Employee Stock Purchase Plan
10.5(6)	1998 Stock Incentive Plan
10.6(2)	Form of Restricted Stock Award Agreement
10.7(5)	Form of Nonqualified Stock Option Agreement

Exhibit
Number	Description

10.8(7)	Executive Employment Agreement dated April 13, 2003 between WestCoast and Arthur M. Coffey
10.9(3)	Separation and General Release Agreement dated July 31, 2003 between WestCoast and Sharon Sanchez
10.10(8)	Executive Employment Agreement dated May 21, 2003 between WestCoast and Thomas McKeirnan
Other Material Contracts
10.11(9)	Amended and Restated Agreement of Limited Partnership of WestCoast Hospitality Limited Partnership dated November 1, 1977
10.12(3)	First Amendment dated January 1, 1998 to Amended and Restated Agreement of Limited Partnership of WestCoast Hospitality Limited Partnership dated November 1, 1997
10.13(3)	Second Amendment dated April 20, 1998 to Amended and Restated Agreement of Limited Partnership of WestCoast Hospitality Limited Partnership dated November 1, 1997
10.14(3)	Third Amendment dated April 28, 1998 to Amended and Restated Agreement of Limited Partnership of WestCoast Hospitality Limited Partnership dated November 1, 1997
10.15(3)	Fourth Amendment dated May 14, 1999 to Amended and Restated Agreement of Limited Partnership of WestCoast Hospitality Limited Partnership dated November 1, 1997
10.16(3)	Fifth Amendment dated January 1, 2000 to Amended and Restated Agreement of Limited Partnership of WestCoast Hospitality Limited Partnership dated November 1, 1997
10.17(3)	Sixth Amendment dated June 30, 2000 to Amended and Restated Agreement of Limited Partnership of WestCoast Hospitality Limited Partnership dated November 1, 1997
10.18(3)	Seventh Amendment dated January 1, 2001 to Amended and Restated Agreement of Limited Partnership of WestCoast Hospitality Limited Partnership dated November 1, 1997
10.19(10)	Purchase and Sale Agreement dated December 17, 1999 with respect to WC Holdings, Inc.
10.20(10)	Membership Interest Purchase Agreement dated December 17, 1999 with respect to October Hotel Investors, LLC
10.21(10)	First Amendment dated December 30, 1999 to Membership Interest Purchase Agreement with respect to October Hotel Investors, LLC
10.22(3)	Fixed Rate Note effective as of June 14, 2001, in the original principal amount of $36,050,000 issued by WHC809, LLC, a Delaware limited liability company indirectly controlled by WestCoast, to Morgan Guaranty Trust Company of New York
10.23(11)	Deed Of Trust and Security Agreement effective as of June 14, 2001, with WHC809, LLC, as grantor, and Morgan Guaranty Trust Company of New York, as beneficiary
10.24(12)	Purchase and Sale Agreement dated December 21, 2001 among WestCoast, Hilton Hotels Corporation and Doubletree Corporation
10.25(12)	Registration Rights Agreement dated December 31, 2001 between WestCoast and Doubletree Corporation
10.26(13)	Promissory Note dated effective as of June 27, 2003, in the original principal amount of $5,100,000 issued by WHC807, LLC, a Delaware limited liability company indirectly controlled by WestCoast (“WHC807”), to Column Financial, Inc. (“Column”) (the “WHC807 Promissory Note”). Nine other Delaware limited liability companies indirectly controlled by WestCoast (the “Other LLCs”) simultaneously issued nine separate Promissory Notes to Column in an aggregate original principal amount of $50,100,000 and otherwise on terms and conditions substantially similar to those of the WHC807 Promissory Note (these Promissory Notes and their respective issuers and principal amounts are identified in Exhibit D to the Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing filed as Exhibit 10.27).

Exhibit
Number	Description

10.27(13)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated effective as of June 27, 2003, with WHC807 as grantor and Column as beneficiary (the “WHC807 Deed of Trust”). Each of the Other LLCs simultaneously executed a separate Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing as grantor with Column as beneficiary and otherwise on terms and conditions substantially similar to those of the WHC807 Deed of Trust (these nine other documents and their respective grantors and the respective parcels of real property encumbered thereby are identified in Exhibit E to the WHC807 Deed of Trust).
10.28(13)	Indemnity and Guaranty Agreement dated effective as of June 27, 2003, between WestCoast and Column with respect to the WHC807 Promissory Note and the WHC807 Deed of Trust. The Company and Column have entered into nine separate Indemnity and Guaranty Agreements on substantially similar terms and conditions with respect to the Other LLCs’ Promissory Notes and Deeds of Trust, Assignments of Leases and Rents, Security Agreements and Fixture Filings referred to in Exhibits 10.26 and 10.27, respectively.
10.29(3)	Credit Agreement dated October 24, 2003 between WestCoast and Wells Fargo Bank, National Association
21	List of Subsidiaries of WestCoast
23	Consent of BDO Seidman, LLP
31.1	Certification of co-principal executive officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of co-principal executive officer pursuant to Exchange Act Rule 13a-14(a)
31.3	Certification of co-principal executive officer pursuant to Exchange Act Rule 13a-14(a)
31.4	Certification of Chief Financial Officer and co-principal executive officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of principal executive officers pursuant to Exchange Act Rule 13(a)-14(b)
32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14(b)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form 10-K on March 31, 2003.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form S-1 on January 20, 1998.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form S-1 on November 4, 2003.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form 8-K on March 19, 2004.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form S-1/A on March 10, 1998.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form 10-Q on May 15, 2001.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form 10-Q on May 14, 2003.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form S-1/A on February 6, 2004

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form S-1/A on February 27, 1998.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form 8-K on January 19, 2000.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form 10-Q on August 14, 2001.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form 8-K on January 15, 2002.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form 10-Q on August 14, 2003.

      B. Reports on Form 8-K.

      On October 30, 2003 we filed a Form 8-K reporting the announcement of our financial results for the quarter ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTCOAST HOSPITALITY CORPORATION
Registrant

Signature		Title	Date

By:	/s/ JOHN M. TAFFIN John M. Taffin	Executive Vice President, Hotel Operations (co-principal executive officer)	March 26, 2004

By:	/s/ PETER P. HAUSBACK Peter P. Hausback	Vice President, Chief Financial Officer (co-principal executive officer and Principal Financial Officer)	March 26, 2004

By:	/s/ THOMAS L. MCKEIRNAN Thomas L. McKeirnan	Vice President, General Counsel and Secretary (co-principal executive officer)	March 26, 2004

By:	/s/ DAVID M. BELL David M. Bell	Senior Vice President, Project Development (co-principal executive officer)	March 26, 2004

By:	/s/ ANTHONY F. DOMBROWIK Anthony F. Dombrowik	Corporate Controller (Principal Accounting Officer)	March 26, 2004

By:	/s/ DONALD K. BARBIERI Donald K. Barbieri	Chairman of the Board	March 26, 2004

By:	/s/ RICHARD L. BARBIERI Richard L. Barbieri	Director	March 26, 2004

By:	/s/ STEPHEN R. BLANK Stephen R. Blank	Director	March 26, 2004

By:	/s/ JON E. ELIASSEN Jon E. Eliassen	Director	March 26, 2004

By:	/s/ PETER F. STANTON Peter F. Stanton	Director	March 26, 2004

By:	/s/ RONALD R. TAYLOR Ronald R. Taylor	Director	March 26, 2004