Form 10-Q
period 2004-03-31
WESTCOAST HOSPITALITY CORP
filed 2004-05-11
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15)d OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-13957

WESTCOAST HOSPITALITY CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1032187
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

201 W. North River Drive, Suite 100,	99201
Spokane, Washington	(Zip Code)
(Address of principal executive offices)

(509)459-6100
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

Yes [   ]  No [X]

     As of May 6, 2004 there were 13,045,549 shares of the registrant’s common stock outstanding.

WESTCOAST HOSPITALITY CORPORATION

Form 10-Q
For the Quarter Ended March 31, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WestCoast Hospitality Corporation

Consolidated Balance Sheets (unaudited)
March 31, 2004 and December 31, 2003

	March 31,	December 31,
	2004	2003
	(In thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents	$14,337	$8,121
Restricted cash	5,288	4,952
Accounts receivable, net	10,166	9,306
Inventories	1,990	2,140
Prepaid expenses and other	3,626	2,137

Total current assets	35,407	26,656
Property and equipment, net	269,294	264,039
Goodwill	28,042	28,042
Intangible assets, net	14,217	14,412
Other assets, net	22,378	20,076

Total assets	$369,338	$353,225

Liabilities:
Current liabilities:
Accounts payable	$5,977	$6,990
Accrued payroll and related benefits	6,028	4,849
Accrued interest payable	773	775
Advance deposits	454	253
Other accrued expenses	9,528	8,069
Long-term debt, due within one year	5,763	5,667

Total current liabilities	28,523	26,603
Long-term debt, due after one year	144,594	145,770
Deferred income	9,090	9,279
Deferred income taxes	16,961	16,761
Minority interest in partnerships	2,504	2,623
Debentures due WestCoast Hospitality Capital Trust	47,423	—

Total liabilities	249,095	201,036

Commitments and contingencies
Stockholders’ equity:
Preferred stock - 5,000,000 shares authorized; $0.01 par value; shares outstanding at December 31, 2003 at $50 per share liquidation value:
Series A - 294,118 issued and outstanding at December 31, 2003	—	3
Series B - 294,118 issued and outstanding at December 31, 2003	—	3
Additional paid-in capital, preferred stock	—	29,406
Common stock - 50,000,000 shares authorized; $0.01 par value; 13,045,549 and 13,006,361 shares issued and outstanding	130	130
Additional paid-in capital, common stock	84,387	84,196
Retained earnings	35,726	38,451

Total stockholders’ equity	120,243	152,189

Total liabilities and stockholders’ equity	$369,338	$353,225

The accompanying condensed notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation

Consolidated Statements of Operations (unaudited)
For the Three Months Ended March 31, 2004 and 2003

	Three months ended March 31,
	2004	2003
	(In thousands, except per share data)
Revenue:
Hotels and restaurants	$34,866	$34,096
Franchise, central services and development	576	1,089
Entertainment	3,585	2,601
Real estate	2,513	2,302
Corporate services	90	88

Total revenues	41,630	40,176

Operating expenses:
Hotels and restaurants	34,070	32,631
Franchise, central services and development	267	479
Entertainment	2,801	2,190
Real estate	1,448	1,217
Corporate services	72	77
Depreciation and amortization	3,076	2,607
(Gain) loss on asset dispositions	(189)	332
Conversion expenses	—	288

Total direct expenses	41,545	39,821
Undistributed corporate expenses	785	740

Total expenses	42,330	40,561

Operating loss	(700)	(385)
Other income (expense):
Interest expense	(3,287)	(2,642)
Interest income	95	104
Other income, net	16	19
Equity income in investments, net	19	58
Minority interest in partnerships	119	112

Loss before income tax benefit	(3,738)	(2,734)
Income tax benefit	(1,390)	(965)

Net loss	(2,348)	(1,769)
Preferred stock dividend	(377)	(640)

Loss applicable to common shareholders	$(2,725)	$(2,409)

Loss per common share - basic and diluted	$(0.21)	$(0.19)

Weighted-average shares outstanding - basic and diluted	13,024	12,992

The accompanying condensed notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation

Consolidated Statements of Cash Flows (unaudited)
For the Three Months Ended March 31, 2004 and 2003

	Three months ended March 31,
	2004	2003
	(In thousands)
Operating activities:
Net loss	$(2,348)	$(1,769)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,076	2,607
(Gain) loss on disposition of property and equipment and other assets	(189)	332
Deferred income tax provision	200	350
Minority interest in partnerships	(119)	(112)
Equity in investments	(19)	(58)
Compensation expense related to stock issuance	—	5
Provision for (recovery of) doubtful accounts	(23)	111
Change in current assets and liabilities:
Restricted cash	(336)	(341)
Accounts receivable	(837)	139
Inventories	150	135
Prepaid expenses and other	(1,489)	(1,345)
Accounts payable	(1,013)	(484)
Accrued payroll and related benefits	1,179	(442)
Accrued interest payable	(2)	10
Other accrued expenses and advance deposits	2,293	2,427

Net cash provided by operating activities	523	1,565

Investing activities:
Additions to property and equipment	(7,019)	(2,658)
Proceeds from disposition of property and equipment	7	5
Proceeds from investment distribution	122	—
Investment in WestCoast Hospitality Capital Trust	(1,423)	—
Advances to WestCoast Hospitality Capital Trust	(2,065)
Other, net	(14)	136

Net cash used in investing activities	(10,392)	(2,517)

The accompanying condensed notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation
Consolidated Statements of Cash Flows (unaudited), (continued)
For the Three Months Ended March 31, 2004 and 2003

	Three months ended March 31,
	2004	2003
	(In thousands)
Financing activities:
Proceeds from note payable to bank	11,000	22,200
Repayment of note payable to bank	(11,000)	(20,000)
Proceeds from debenture issuance	47,423	—
Repurchase and retirement of preferred stock	(29,412)	—
Proceeds from short-term debt	—	1,800
Repayment of long-term debt	(1,080)	(893)
Proceeds from issuance of common stock under employee stock purchase plan	51	55
Preferred stock dividend payments	(1,011)	(646)
Principal payments on capital lease obligations	—	(99)
Proceeds from option exercises	140	—
Additions to deferred financing costs	(26)	(27)

Net cash provided by financing activities	16,085	2,390

Change in cash and cash equivalents:
Net increase in cash and cash equivalents	6,216	1,438
Cash and cash equivalents at beginning of period	8,121	752

Cash and cash equivalents at end of period	$14,337	$2,190

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,289	$2,632
Income taxes	$2	$81
Non-cash investing and financing activities:
Preferred stock dividends accrued	$377	$640
Option converted to property and equipment	$1,000	$—

The accompanying condensed notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation

Condensed Notes to Consolidated Financial Statements

1. Organization

     WestCoast Hospitality Corporation (“WestCoast” or the “Company”) is a NYSE-listed hospitality and leisure company primarily engaged in the ownership, management, development and franchising of mid-scale, full service hotels under its WestCoast and Red Lion brands. As of March 31, 2004, the hotel system contained 68 hotels located in 12 states and one Canadian province, with more than 11,600 rooms and 550,000 square feet of meeting space. The Company managed 46 of these hotels, consisting of 27 owned hotels, 15 leased hotels and four third-party owned hotels. The remaining 22 hotels were owned and operated by third-party franchisees.

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

     The Company was incorporated in the State of Washington on April 25, 1978. The financial statements encompass the accounts of WestCoast Hospitality Corporation and all of its consolidated subsidiaries, including its 100% ownership of Red Lion Hotels, Inc. and WestCoast Hotels, Inc., its approximately 98% ownership of WestCoast Hospitality Limited Partnership (“WHLP”), and a 50% interest in a real estate limited partnership. The financial statements also include an equity method investment in a 19.9% owned real estate limited partnership and certain cost method investments in various entities included as other assets, over which the Company does not exercise significant influence. All significant inter-company transactions and accounts have been eliminated upon consolidation.

2. Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared by WestCoast pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. The balance sheet as of December 31, 2003 has been compiled from the audited balance sheet as of such date. The Company believes that the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2003 previously filed with the SEC on Form 10-K.

     In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at March 31, 2004 and the consolidated results of operations and cash flows for the periods ended March 31, 2004 and 2003. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.

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

3. Trust Preferred Offering

     During the first quarter of 2004 the Company completed a public offering of $46 million of trust preferred securities through WestCoast Hospitality Capital Trust (the “Trust”), a Delaware statutory trust sponsored by the Company. The securities, which have been listed on the New York Stock Exchange, entitle holders to cumulative cash distributions at a 9.5% annual rate and the securities mature on February 24, 2044. In addition, the Company invested $1.4 million in trust common securities, representing 3% of the total capitalization of the Trust.

     The Trust used the proceeds of the offering and the Company’s investment to purchase from the Company $47.4 million of its junior subordinated debentures with payment terms that mirror the distribution terms of the trust securities. The cost of the trust preferred offering totaled $2.3 million, including $1.7 million of underwriting commissions and expenses and $614 thousand of costs incurred directly by the Trust. The Trust paid these costs utilizing an advance from the Company. The advance to the Trust is included with other long-term assets on the accompanying consolidated balance sheet. The proceeds from the debenture sale, net of the costs of the trust preferred offering and the Company’s investment in the Trust, were $43.7 million. Our accounting treatment for these events follows the guidance further discussed in Note 9.

     The Company used approximately $29.8 million of the net proceeds to pay accrued dividends on, and redeem in full, all outstanding shares of its Series A and Series B preferred stock on February 24, 2004. The Company is using the $13.9 million balance of the net proceeds for general corporate purposes including capital improvements.

4. Hotel Acquisition

     As part of a business combination in 1999 the Company assumed a lease on a hotel in Yakima, Washington and have operated the property since that date. The lease, as amended, included an option to purchase the property by December 31, 2003. In September 2003, the Company exercised our option to purchase the Red Lion Hotel Yakima Gateway and closed the purchase transaction in January 2004 utilizing certain tax deferred proceeds from the sale of the Red Lion River Inn completed in 2003. The gross purchase price of the hotel under the option, paid in cash, totaled $5.3 million. In addition, the Company maintained an option with a cost basis of $1.0 million that has become part of the new basis in the property and equipment.

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

     Selected information with respect to the segments is as follows (in thousands):

	Three months ended March 31,
	2004	2003
Revenues:
Hotels and restaurants	$34,866	$34,096
Franchise, central services and development	576	1,089
Entertainment	3,585	2,601
Real estate	2,513	2,302
Corporate services	90	88

	$41,630	$40,176

Operating income (loss):
Hotels and restaurants	$(1,540)	$(1,432)
Franchise, central services and development	232	535
Entertainment	687	334
Real estate	805	1,062
Corporate services	(884)	(884)

	$(700)	$(385)

6. Loss Per Common Share

     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted loss per common share computations for the three months ended March 31, 2004 and 2003 (in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003
Numerator:
Loss applicable to common shareholders	$(2,725)	$(2,409)

Denominator:
Weighted-average shares outstanding - basic and diluted (a) (b) (c)	13,024	12,992

Loss per common share - basic and diluted	$(0.21)	$(0.19)

(a)	At March 31, 2004 and 2003, the effect of converting operating partnership (“OP”) Units would be anti-dilutive and the units are therefore excluded from the above calculation.

(b)	At March 31, 2004 and 2003, 680,755 and 796,333 options to purchase common shares, respectively, were outstanding. The effect of the shares that would be issuable upon exercise of these options would be anti-dilutive and the options are therefore excluded from the above calculation.

(c)	Convertible notes are excluded from the above calculation for all periods presented as they would be antidilutive.

7. Stock Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”), the Company has chosen to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and to provide the disclosure only requirements of SFAS No. 123, including frequent and prominent disclosure of stock-based compensation expense.

     The Company has chosen not to record compensation expense using fair value measurement provisions in the statement of operations. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plans, reported net loss and loss per share would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003
Reported loss applicable to common shareholders	$(2,725)	$(2,409)
Add back: stock-based employee compensation expense, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(74)

Pro forma	$(2,725)	$(2,483)

Basic and diluted loss per common share:
Reported loss	$(0.21)	$(0.19)
Stock-based employee compensation, fair value	—	(0.01)

Pro forma	$(0.21)	$(0.20)

During the first quarter of 2004, a total of 26,587 options to purchase common shares were exercised by employees under the terms of their options agreements, resulting in proceeds to the Company totaling approximately $140 thousand.

8. Subsequent Events

     In December 2003, the Company exercised its option to purchase the Red Lion Hotel Bellevue for $12.0 million. The Company completed the purchase of this hotel on April 17, 2004.

9. Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). In December 2003, the FASB issued a revision to this interpretation (“FIN No. 46(r)”). FIN No. 46(r) clarifies the application of Accounting Research Bulletin No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted FIN No. 46 on July 1, 2003 for those provisions then in effect, and adopted FIN No. 46(r) in its revised entirety for financial statements effective January 1, 2004. As a result of the issuance of FIN No. 46(r) and the accounting profession’s application of the guidance provided by the FASB, issuer trusts, like WestCoast Hospitality Capital Trust, are generally variable interest entities. We have determined that we are not the primary beneficiary under the trust, and accordingly the Company will not consolidate the financial statements of the Trust into its consolidated financial statements.

Based upon the foregoing accounting authority, these consolidated financial statements present the debentures issued to the trust as a related party liability, and reflect offsetting assets relative to the cash and common securities received from the trust in the consolidated balance sheet. For financial reporting purposes, the Company records interest expense on the corresponding debentures in its consolidated statements of operations.

(The remainder of this page is intentionally left blank.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report on Form 10-Q includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will” and similar expressions or their negatives are used in this annual report, these are forward-looking statements. Many possible events or factors, including those discussed in “Risk Factors Relating to Our Business” beginning on page 9 of our 2003 annual report filed on Form 10-K, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

     In this report, “we,” “us,” “our,” “our company” and “the company” refer to WestCoast Hospitality Corporation and, as the context requires, its wholly and partially owned subsidiaries, and “WestCoast” refers to WestCoast Hospitality Corporation. The term “the system” or “system of hotels” refers to our entire group of owned, leased, managed and franchised hotels.

     The following discussion and analysis should be read in connection with our consolidated financial statements and the condensed notes thereto and the other financial information included elsewhere in this quarterly report.

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

Hospitality Industry Performance Measures

     We believe that the following performance measures, which are widely used in the hospitality industry and appear throughout this quarterly report, are important to our discussion of operating performance:

•	Total available rooms represents the number of rooms available multiplied by the number of days in the reported period. We use total available rooms as a measure of capacity in our system of hotels. Rooms under significant renovation are excluded from total available rooms.

•	Average occupancy represents total paid rooms occupied divided by total available rooms. We use average occupancy as a measure of the utilization of capacity in our system of hotels.

•	Revenue per available room, or RevPAR, represents total room and related revenues divided by total available rooms. We use RevPAR as a measure of performance yield in our system of hotels.

•	Average daily rate, or ADR, represents total room revenues divided by the total number of paid rooms occupied by hotel guests. We use ADR as a measure of room pricing in our system of hotels.

•	Comparable hotels are hotels that have been owned, leased, managed or franchised by us for more than one year. Throughout this quarterly report, unless otherwise stated, RevPAR, ADR and average occupancy statistics are calculated using statistics for comparable hotels.

Operating Results and Statistics

     A summary of our consolidated results, balance sheet data and hotel statistics for the three months ended March 31, 2004 and 2003 is as follows (in thousands, except hotel statistics):

	Three months ended March 31,
	2004	2003
Consolidated statement of operations data:
Revenues:
Hotels and restaurants	$34,866	$34,096
Franchise, central services and development	576	1,089
Entertainment	3,585	2,601
Real estate	2,513	2,302
Corporate services	90	88

Total revenues	$41,630	$40,176

Direct expenses	$41,545	$39,821
Operating loss	$(700)	$(385)
Interest expense	$3,287	$2,642
Income tax benefit	$1,390	$965
Net loss	$(2,348)	$(1,769)
Loss applicable to common shareholders	$(2,725)	$(2,409)
Loss per common share - basic and diluted	$(0.21)	$(0.19)
Weighted average shares outstanding - basic and diluted	13,024	12,992
Common size operations data:
Revenues:
Hotels and restaurants	83.8%	84.9%
Franchise, central services and development	1.4%	2.7%
Entertainment	8.6%	6.5%
Real estate	6.0%	5.7%
Corporate services	0.2%	0.2%

Total revenues	100.0%	100.0%

Direct expenses	99.8%	99.1%
Operating loss	-1.7%	-1.0%
Interest expense	7.9%	6.6%
Income tax benefit	3.3%	2.4%
Net loss	-5.6%	-4.4%
Loss applicable to common shareholders	-6.5%	-6.0%
Other operating data:
EBITDA	$2,625	$2,515
Net cash provided by operating activities	$523	$1,565
Net cash used in investing activities	$(10,392)	$(2,517)
Net cash provided by financing activities	$16,085	$2,390
Hotel statistics:
RevPAR	$35.08	$33.03
ADR	$68.39	$68.35
Average occupancy	51.3%	48.3%

	March 31,	December 31,
	2004	2003
Consolidated balance sheet data:
Working capital	$6,884	$53
Property and equipment, net	$269,294	$264,039
Total assets	$369,338	$353,225
Total long-term debt	$150,357	$151,437
Debentures due WestCoast Hospitality Capital Trust	$47,423	$—
Total liabilities	$249,095	$201,036
Preferred stock and related additional paid-in capital	$—	$29,412
Total stockholders’ equity	$120,243	$152,189

     EBITDA is defined as earnings before interest, taxes, depreciation and amortization. We believe it is a useful financial performance measure for us and for our shareholders and is a complement to net income and other financial performance measures provided in accordance with accounting principles generally accepted in the United States, or GAAP.

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

     The following table presents a reconciliation of EBITDA to net income in accordance with GAAP for each of the periods presented (in thousands):

	Three months ended March 31,
	2004	2003
EBITDA	$2,625	$2,515
Income tax benefit	1,390	965
Interest expense	(3,287)	(2,642)
Depreciation and amortization	(3,076)	(2,607)

Net loss	$(2,348)	$(1,769)

Results of Operations

The Three Months Ended March 31, 2004 Compared with the Three Months Ended March 31, 2003

Revenues

     Hotel and restaurant revenues, including management fee revenue, for the three months ended March 31, 2004 increased $770 thousand, or 2.3%, to $34.9 million compared to $34.1 million for the three months ended March 31, 2003.

     Revenue from owned and leased hotels was up $900,000 compared to the same quarter in 2003. The increase was primarily due to growth of about $1.2 million in room revenue between comparable quarters, partially offset by declines of $249 thousand in food and beverage revenue as compared to the first quarter of 2003. At our owned and leased hotels, ADR was $65.36 for the three months ended March 31, 2004 compared to $64.74 for the three months ended March 31, 2003. Average occupancy in the first quarter of 2004 for owned and leased hotels was 48.4% versus 46.6% for the same period in 2003. The resulting first quarter RevPAR from owned and leased hotels in 2004 of $31.61 was $1.41 higher than RevPAR in the first quarter of 2003.

     Although demand suffered significantly in the first and second quarters of 2003 due, in our opinion, to declining business and excursion travel resulting from national economic challenges, personal spending cutbacks and national security threats, we believe our operating results reflect that our hotel and restaurants segment began to stabilize during the third quarter of 2003. Our occupancy gains during the first quarter of 2004 compared to the same period in 2003 substantiate this belief. These results are typical of the overall national trends. During the first quarter of 2004 our revenue results, especially in specific key markets like the Puget Sound area and Salt Lake City area, are indicative of better regional demand for mid-scale hotel rooms and our ability to service that demand through our system of hotels. We also believe the rebranding of 22 hotels from WestCoast to Red Lion hotels, which was completed in the first quarter of 2003, continues to have a positive effect.

     We continue to receive a progressively higher percentage of our reservations through third-party Internet channels, on which we generally realize lower room rates. Decreases in ADR slowed during the third and fourth quarters of 2003, partly reflective of our efforts to control these alternate distribution systems, or ADS. During the first quarter of 2004 we experienced an increase in system wide ADR of 0.1% compared to the first quarter of 2003, however system wide occupancy grew from 48.3% to 51.3% between comparative quarters.

     We launched a new pilot ADS channel management program in select hotels on August 1, 2003 and have realized positive revenue trends in those properties during the trial period. We have signed fixed-charge markup agreements with nine ADS providers, which typically entitle the provider to keep a fixed percentage of the price paid by the customer for each room booked. The central reservations and distribution management technology placed in service during the first and second quarters of 2003 allows us to manage the yield on ADS channels on a real-time, hotel-by-hotel basis. We also launched a new “We Promise, We Pay” initiative in an effort to guide customers to our own web-site for booking rooms, which should represent the lowest available price for rooms in our system.

     Management fee revenue for the three months ended March 31, 2004 declined $121 thousand from the period ended March 31, 2003. This drop was primarily the result of a decline in the number of hotels managed during the comparable periods from eight to four.

     Franchise, central services and development revenue for the three months ended March 31, 2004 decreased by $513 thousand, or 47.1%, to $576 thousand compared to $1.1 million for the three months ended March 31, 2003. Net changes in franchise fee income accounted for substantially all of this change, with 31 franchises in place during the first quarter of 2003 compared to 22 during the first quarter of 2004.

     Entertainment segment revenue increased $984 thousand for the three month period ended March 31, 2004 to $3.6 million from $2.6 million during the three months ended March 31, 2003. Approximately $645 thousand of the increase was due to presentation of three Broadway shows during the first quarter of 2004 compared to two such shows presented during the first quarter of 2003. The remaining increase is due to ticketing income from four new locations we now serve.

     Real estate revenue increased $211 thousand for the three month period ended March 31, 2004 to $2.5 million from $2.3 million during the three months ended March 31, 2003. The increase was primarily due to fees earned on three affordable housing projects during the first quarter of 2004 that were not clients during the first quarter of 2003.

Direct Expenses

     In aggregate, direct expenses for the three month period ended March 31, 2004 increased to $41.5 million from $39.8 million during the three months ended March 31, 2003. This represents an increase of $1.7 million or 4.3% between periods. Direct expenses include direct operating expenses for each of the operating segments, depreciation, amortization, gain or loss on asset dispositions, and conversion expenses, if any.

     Direct hotels and restaurants segment expenses increased $1.5 million from $32.6 million in the first quarter of 2003 to $34.1 million in the first quarter of 2004. The increases were primarily related to increases in utility costs, worker’s compensation costs, and increases in direct labor costs as occupancy and activity at the hotels increased comparatively between periods.

     Direct costs for franchise, central services and development were down $212 thousand between comparative quarters due to labor savings and cost containment. The entertainment segment direct costs increased $611 thousand in connection with the additional Broadway presentations in the first quarter of 2004 noted above and increases in ticketing activity requiring more labor. Real estate segment direct expenses were up due to increases in commissions paid. Corporate services direct expenses remained consistent between periods.

     Depreciation and amortization increased $469 thousand or 18% between the first quarter of 2004 and the first quarter of 2003, primarily attributed to three reasons. First, capital additions made in 2003 and year-to-date 2004 added to the depreciable base of property and equipment. Second, the amortization of deferred finance costs associated with the borrowings made during 2003. Lastly, the first quarter of 2004 reflects depreciation of certain assets previously held for sale in Spokane, Washington and Kalispell, Montana for which no depreciation expense was recognized in the first quarter of 2003.

     For the three months ended March 31, 2004 the net gain on asset disposals was $189 thousand, related to the recognition of deferred gains over time on both an office building and a hotel. The net loss for the three months ended March 31, 2003 is related primarily to the disposition of signage related to the rebranding of 22 of our hotels.

     Conversion costs in the first quarter of 2003 represent expense incurred unrelated to property and equipment to re-brand the hotels to the Red Lion name. No such costs were incurred during the first quarter of 2004.

Undistributed Corporate Expenses

     Undistributed corporate expenses for the three month period March 31, 2004 were $785 thousand compared to $740 thousand for the three months ended March 31, 2003. The increase of $45 thousand, or 6.1%, was primarily due to higher employee costs and certain corporate insurance costs. Undistributed corporate expense includes general and administrative charges such as corporate payroll, legal expenses, contributions, directors and officers insurance, bank service charges, outside accountants and consultants expense, and investor relations charges. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not distributed to those segments. In contrast, costs more directly related to our business segments such as accounting, human resources and information technology expenses are distributed out to operating segments and included in direct expenses.

Operating Loss

     The operating loss increased by $315 thousand or 81.8% from $385 thousand for the first quarter of 2003 to $700 thousand for the first quarter of 2004. We believe the decline in operating income was primarily due to increased costs in our hotel and restaurant segment for the reasons previously discussed.

Interest Expense

     Interest expense for the three month period March 31, 2004 was $3.3 million compared to $2.6 million for the three months ended March 31, 2003. The increase of $645 thousand, or 24.8%, was due to a greater average amount of outstanding interest bearing debt, primarily in connection with the addition of the $47.4 million of debentures to the Trust entered into during February 2004. While these new debentures reflect a 9.5% rate, they are tax deductible under current Federal tax law giving them an effective post tax rate of approximately 6.2%. The average pre-tax interest rate on debt during the first quarter of 2004 was 7.5% versus 6.5% during the first quarter of 2003. In addition to the interest rate on the debentures, a substantial portion of our borrowings carry a pre-tax interest rate of 6.7% for ten years, which management believes is a favorable long-term rate.

Income Taxes

     Income tax benefit for the first quarter of 2004 increased by $425 thousand to a benefit of $1.4 million compared to $965 thousand for the first quarter of 2003. The increase is primarily due to higher pre-tax net loss from operations combined with the increase deductions related to interest on the debentures to the Trust.

Other Income (Expense)

     The other income and expense line items are comparable between periods and consistent with our historical results.

Net Loss and Loss Applicable to Common Shareholders

     The net loss for the three months ended March 31, 2004 of $2.3 million was higher than the net loss for the three months ended March 31, 2003 of $1.8 million by $579 thousand. The additional loss is primarily the net result of lower management fees, higher direct hotel and restaurant segment operating costs, higher depreciation, and higher interest expense between the comparative periods as described above.

     Due to the retirement of all of the Company’s issued and outstanding Series A and Series B preferred stock in February 2004, preferred stock dividends decreased $263 thousand between the first quarter of 2003 and the first quarter of 2004. As a result, the increase in interest expense was offset by the decrease in preferred stock dividends. The resulting loss applicable to common shareholders was higher for the first quarter of 2004 compared to the first quarter of 2003 by $316 thousand.

Loss Per Share

     The loss per share for the three months ended March 31, 2004 was $0.21 compared to a $0.19 loss for the three months ended March 31, 2003. The net loss applicable to common shareholders increased $316 thousand as described above, while the number of weighted average common shares outstanding in both periods remained consistent.

Liquidity and Capital Resources

Overview

     We have recently taken several actions that we believe strengthen our balance sheet, particularly in the long term. Those actions include the consummation of the $46 million offering of trust preferred securities in the first quarter of 2004 described below, the $55.2 million debt refinance in June 2003 described in our annual report, and the elimination of our preferred stock and its associated dividend requirements. In addition, the credit agreement we entered into in October 2003, also described in our annual report, provides revolving credit of up to $10.0 million. We currently intend to use this new credit facility for our short-term working capital needs and to, among other things, finance capital expenditures and potential acquisitions of hotels.

     In January 2004 we closed on the purchase of the Red Lion Hotel Yakima Gateway property pursuant to an option exercised in 2003. We also exercised an option to purchase the Red Lion Bellevue Inn, which closed in April 2004. We have not identified any other acquisitions that are probable.

     Our short-term liquidity needs include funds for interest payments on our outstanding indebtedness and on the debentures, funds for capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements generally through net cash provided by operations and reserves established from existing cash, the proceeds of the trust preferred offering and, if necessary, by drawing upon our credit facility. A majority of our leased and owned hotels are subject to leases and debt agreements that require us to spend 3% to 5% of room revenues derived from these hotels on replacement of furniture, fixtures and equipment at these hotels, or payment of insurance premiums or real and personal property taxes with respect to these hotels. This is consistent with what we would spend on furniture, fixtures and equipment under normal circumstances to maintain the competitive appearance of our owned and leased hotels.

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

     Our ability to fund operations, make planned capital expenditures, make required payments on any securities we may issue in the future and remain in compliance with the financial covenants under our debt agreements will be dependent on our future operating performance. Our future operating performance is dependent on a number of factors, many of which are beyond our control, including occupancy and the room rates we can charge. These factors also include prevailing economic conditions and financial, competitive, regulatory and other factors affecting our business and operations, and may be dependent on the availability of borrowings under our credit facility or other borrowings or securities offerings.

     Cash flow from operations for the three months ended March 31, 2004 totaled $523 thousand compared to $1.6 million for the three months ended March 31, 2003. Net income, after reconciling adjustments to net cash provided by operations (such as non-cash income statement impacts like depreciation, amortization, write-offs, the deferred tax provision, gains and losses on assets, and the provision for doubtful accounts) totaled $578 thousand for the first quarter of 2004. For the first quarter of 2003, net income adjusted for those same items totaled $1.5 million. The difference was predominantly due to lower net operating performance, specifically in the hotels and restaurants segment. Working capital changes, including restricted cash, receivables, accruals, payables, and inventories, used an additional $55 thousand in cash during the first quarter of 2004. In the first quarter of 2003, working capital changes provided for a $99 thousand increase in cash. Management believes working capital changes between quarters are relatively consistent in aggregate.

     Net cash used in investing activities was $10.4 million and $2.5 million for the three months ended March 31, 2004 and 2003, respectively. Additions to property and equipment totaled $7.0 million in the first quarter of 2004, including $5.3 million related to the acquisition of the Yakima Gateway property and $1.7 million for other capital projects primarily at the hotels. This compares to additions for the first quarter of 2003 of $2.7 million, comprised of an investment in signage related to the 2003 Red Lion rebranding initiative and various other projects in the operating divisions. It also included additions to certain software and equipment which were sold and then leased back later in 2003 as described in the Company’s 2003 annual report. The other major variances between the two periods was the $1.4 million investment in the Trust described above, representing 3% of the total capitalization of the Trust and the $2.1 million advance to the Trust to cover the trust preferred offering costs.

     Net financing activities provided $16.1 million during the first quarter of 2004, $47.4 million in proceeds from the debenture sale, offset by $29.4 million paid to redeem the Series A and Series B preferred shares. We also paid $1.0 million in dividends during the first quarter of 2004, had scheduled principal payments on long-term debt of $1.1 million and no net activity under the note payable to bank. This compares to the first quarter of 2003 which reflects a net $2.2 million borrowed on the then existing note payable to bank, $1.8 million borrowed under a bridge loan related to equipment leases, $893 thousand paid in scheduled principal payments on long-term debt and $646 thousand paid in preferred stock dividends.

     At March 31, 2004, we had $19.6 million in cash and cash equivalents including $5.3 million of cash restricted under securitized borrowing arrangements for future payment of furniture, fixtures and equipment, repairs, insurance premiums and real and personal property taxes. Of the remaining $14.3 million, $11.5 million was held in short-term, liquid investments and readily available for use by the Company.

Financing

     During the first quarter of 2004 we completed a public offering of $46 million of trust preferred securities through WestCoast Hospitality Capital Trust (the “Trust”), a Delaware statutory trust sponsored by the Company. The securities, which have been listed on the New York Stock Exchange, entitle holders to cumulative cash distributions at a 9.5% annual rate and mature on February 24, 2044. In addition, we invested $1.4 million in trust common securities, representing 3% of the total capitalization of the Trust.

     The Trust used the proceeds of the offering and our investment to purchase from us $47.2 million of our junior subordinated debentures with payment terms that mirror the distribution terms of the trust securities. Interest incurred on the debentures is tax deductible by the Company under current U.S. Federal tax law and the debentures are uncollateralized. The cost of the trust preferred offering totaled $2.3 million, including $1.7 million of underwriting commissions and expenses and $614 thousand of costs incurred directly by the Trust. The Trust paid these costs utilizing an advance from the Company. The advance to the Trust is included with other long-term assets on the accompanying consolidated balance sheet. The proceeds received by us from the debenture sale, net of the costs of the trust preferred offering and our investment in the Trust, were $43.7 million.

     We utilized approximately $29.8 million of these net offering proceeds to pay accrued dividends on and redeem in full all outstanding shares of our Series A and Series B preferred stock on February 24, 2004. Dividend payments on these preferred shares were not tax deductible by the company. We are using the $13.9 million balance of the net proceeds for general corporate purposes including capital improvements.

     Our revolving credit agreement with Wells Fargo Bank, National Association entered into during October 2003 provides us a revolving credit facility with a total of $10 million in borrowing capacity. This includes two revolving lines of credit: Line A allows for maximum borrowings of $7.0 million and is collateralized by our personal property and five of our owned hotels. Line B allows for maximum borrowings of $3.0 million and is collateralized by our personal property. We are required to exhaust our borrowing capacity under Line A before we may borrow under Line B. Interest under each line is computed based, at our option, upon either the bank’s prime rate or certain LIBOR rates.

     The agreement, as originally designed, contains certain restrictions and covenants, the most restrictive of which require us to maintain a minimum tangible net worth of $105 million, a minimum EBITDA coverage ratio of 1.50:1, and a maximum funded debt to EBITDA (as defined by the bank) ratio of 5.75:1 (which will decrease to 5.50:1 for the fiscal quarter ending December 31, 2004 and remain at that ratio for the remainder of the facility’s term). Effective March 1, 2004, the credit agreement was amended to allow for a minimum EBITDA coverage ratio of 1.35:1 if no more than $1.0 million is outstanding at the covenant measurement date and no more than $1.0 million has been outstanding during the 30 consecutive days prior to the measurement date. At March 31, 2004 we were in compliance with the covenants under the credit agreement.

     Line A does not require any principal payments until its maturity date of October 2006. As a result, any future borrowings under this line in 2004 would be reflected as a long-term liability. Line B has a maturity date of October 2004. While we utilized Line A during the first quarter of 2004, at March 31, 2004 no amounts were outstanding under any portion of the credit agreement.

     As of March 31, 2004 we had debt obligations of $197.8 million, of which 97.6%, or $193.1 million, were fixed rate debt securities. $47.4 million of those obligations are uncollateralized, taking the form of debentures due the Trust.

Other Matters

Assets Held for Sale

     As previously disclosed, at December 31, 2002, our assets held for sale consisted of two office buildings in Spokane, Washington and the WestCoast Kalispell Center Hotel and Mall with an aggregate net carrying value of $34.4 million. In June 2002, we entered into a purchase and sale agreement with a potential buyer for the WestCoast Kalispell Center Hotel and Mall. Subsequently, in July 2003, our company and the buyer mutually terminated this agreement, at which time we determined that it was no longer in our best interest to continue to market the property for sale. As a result of this decision, the net book value of the Kalispell Center Hotel and Mall of $13.0 million was reclassified from assets held for sale to property and equipment. A depreciation adjustment of $520 thousand was recorded as of June 30, 2003, reflecting non-cash expenses that would have been recognized had the assets been classified as held and used since July 2002.

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

     As noted elsewhere in the quarterly report, in connection with the offering of trust preferred securities, on February 24, 2004 we paid accrued dividends to that date on both the Series A and Series B Preferred Stock totaling $377 thousand. We then immediately redeemed all of the outstanding and issued shares of the Series A and Series B Preferred Stock for approximately $29.4 million, or $50 per share.

Capital Spending

     Overall, we are seeking to create a consistent guest experience across our hotels. During the year ended December 31, 2003, we spent a total of $7.3 million on capital improvement programs, including $5.6 million on our hotels and restaurants. During the first quarter of 2004, excluding the acquisition of the Red Lion Hotel Yakima Gateway for $5.3 million in cash and assumed debt described below, we spent a total of $1.7 million on capital improvements. During the remainder of 2004 we expect to spend approximately an additional $13.0 million on capital improvements with a focus in our hotels and restaurants segment, primarily in guest contact areas. In addition to our owned hotels, we are proactively working with our franchisees to drive compliance with Red Lion and WestCoast standards.

Acquisitions

     In September 2003, we exercised our lease option to purchase the Red Lion Hotel Yakima Gateway for $6.3 million. We completed the purchase of this hotel in January 2004. In December 2003, we exercised our lease option to purchase the Red Lion Hotel Bellevue for $12.0 million. We completed the purchase of this hotel during April 2004. Both of these acquisitions used proceeds from our sale-leaseback of the Red Lion River Inn completed in 2003 under a tax deferred strategy.

Franchise and Management Contracts

     During the first quarter of 2004, one access agreement and one management agreement terminated.

Seasonality

     Our business is subject to seasonal fluctuations. Significant portions of our revenues and profits are realized from May through October.

Inflation

     The effect of inflation, as measured by fluctuations in the U.S. Consumer Price Index, has not had a material impact on our revenues or net income during the periods under review.

Contractual Obligations

     The following tables summarize our significant contractual obligations as of March 31, 2004 (in thousands):

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt	$150,357	$5,763	$13,147	$11,424	$120,023
Operating leases(1)	122,524	6,476	12,953	12,796	90,299
Debentures due WestCoast Hospitality Capital Trust(2)	47,423	—	—	—	47,423

Total contractual obligations(3)	$320,304	$12,239	$26,100	$24,220	$257,745

(1)	Operating lease amounts are net of estimated sub-lease income totaling $9.9 million annually.

(2)	The principal amount of the debentures due the Trust is due in full during February 2044.

(3)	We are not party to any significant long-term service or supply contracts with respect to our processes. We refrain from entering into any long-term purchase commitments in the ordinary course of business.

Asset Dispositions

     There were no significant asset dispositions during the first quarter of 2004.

Critical Accounting Policies and Estimates

     A critical accounting policy is one which is both important to the portrayal of our company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. All of our significant accounting policies are described in Note 2 to our 2003 consolidated financial statements. The accounting principles of our company comply with GAAP. The more critical accounting policies and estimates used relate to:

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

     Property and equipment is stated at cost less accumulated depreciation. We also have investments in partnerships that own and operate hotel properties. The assessment of long-lived assets for possible impairment requires us to make judgments, regarding real estate values, estimated future cash flows from the respective properties and other matters. We review the recoverability of our long-lived assets at least annually, or when events or circumstances indicate that the carrying amount of an asset may not be recoverable.

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

New Accounting Pronouncements

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). In December 2003, the FASB issued a revision to this interpretation (“FIN No. 46(r)”). FIN No. 46(r) clarifies the application of Accounting Research Bulletin No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted FIN No. 46 on July 1, 2003 for those provisions then in effect, and we adopted FIN No. 46(r) in its revised entirety for our financial statements effective January 1, 2004. As a result of the issuance of FIN No. 46(r) and the accounting profession’s application of the guidance provided by the FASB, issuer trusts, like WestCoast Hospitality Capital Trust, are generally variable interest entities. We have determined that we are not the primary beneficiary under the trust, and accordingly we will not consolidate the financial statements of the Trust into our consolidated financial statements.

     Based upon the foregoing accounting authority, our consolidated financial statements present the debentures issued to the trust as a related party liability, and we recorded offsetting assets relative to the cash and common securities received from the trust in our consolidated balance sheet. For financial reporting purposes, we record interest expense on the corresponding debentures in our consolidated statements of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The following tables summarize the financial instruments held by us at March 31, 2004 and December 31, 2003, which are sensitive to changes in interest rates. At March 31, 2004, approximately 2.4% of our debt was subject to changes in market interest rates and was sensitive to those changes. As of March 31, 2004 we had debt obligations of $197.8 million, of which 97.6%, or $193.1 million, were fixed rate debt securities secured by individual properties. $47.7 million of the obligations are uncollateralized, taking the form of debentures due the Trust. At March 31, 2004 there were no outstanding borrowings under the Company’s line-of-credit with Wells Fargo National Association. As noted in Management’s Discussion and Analysis of Financial Condition and Results of Operations, our market risk changed during the first quarter of 2004 due to the $46 million trust preferred offering and the retirement of our outstanding preferred stock.

     The following table presents principle cash flows for debt outstanding at March 31, 2004, by maturity date (in thousands).

Outstanding Debt Obligations

	Through
	2004	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Note payable to bank (a)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Long-term debt
Fixed Rate	$4,126	$7,746	$4,047	$4,344	$4,648	$4,999	$115,740	$145,650	$145,650
Variable Rate	$462	$652	$698	$370	$1,948	$174	$403	$4,707	$4,707
Debentures due WestCoast Hospitality Capital Trust	$—	$—	$—	$—	$—	$—	$47,423	$47,423	$49,318

(a)	At March 31, 2004 there were no borrowings against our note payable to bank.

     The following table presents principle cash flows for debt outstanding at December 31, 2003, by maturity date (in thousands).

Outstanding Debt Obligations

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Note payable to bank (a)	$—	$—	$—	$—	$—	$—	$—	$—
Long-term debt
Fixed Rate	$5,056	$7,746	$4,047	$4,344	$4,648	$120,738	$146,579	$146,579
Variable Rate	$611	$652	$697	$370	$1,952	$576	$4,858	$4,858

(a)	At December 31, 2003 there were no borrowings against our note payable to bank.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the group of executives currently performing the functions of principal executive officer (as discussed in Item 10 of our 2003 annual report) (collectively, the “CEO”) and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s CEO, as defined, and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Changes in Internal Controls

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls during the period for which this quarterly report relates.

PART II – OTHER INFORMATION

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the first quarter of 2004.

Item 5. Other Information

Other

     The proxy statement for our 2004 annual meeting discloses the procedures by which security holders may recommend nominees to our board of directors. There have been no changes to the procedures described in that proxy statement.

Item 6. Exhibits and Reports on Form 8-K

Index to Exhibits

Exhibit
Number	Description
10.1	First amendment to credit agreement between Wells Fargo Bank, National Association and WestCoast dated March 1, 2004

31.1	Certification of co-principal executive officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of co-principal executive officer pursuant to Exchange Act Rule 13a-14(a)

31.3	Certification of co-principal executive officer pursuant to Exchange Act Rule 13a-14(a)

31.4	Certification of Chief Financial Officer and co-principal executive officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of principal executive officer pursuant to Exchange Act Rule 13(a)-14(b)

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14(b)

Reports on Form 8-K.

     On February 3, 2004 we filed a Form 8-K reporting the announcement of our financial results for the quarter and year ended December 31, 2003.

     On March 19, 2004 we filed a Form 8-K reporting the announcement that the underwriters for the public offering of trust preferred securities by WestCoast Hospitality Capital Trust, a Delaware statutory trust sponsored by the Registrant, exercised in full their over-allotment option and purchased an additional $6 million of the trust preferred securities. The report included certain exhibits related to the trust preferred offering.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WestCoast Hospitality Corporation

Registrant

	Signature	Title	Date
By:	/s/ Peter P. Hausback	Vice President, Chief	May 11, 2004
	Peter P. Hausback	Financial Officer (Principal Financial Officer)

By:	/s/ Anthony F. Dombrowik	Corporate Controller	May 11, 2004
	Anthony F. Dombrowik	(Principal Accounting Officer)