Form 10-Q
period 2004-06-30
WESTCOAST HOSPITALITY CORP
filed 2004-08-05
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15)d OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes [   ] No [X]

     As of August 2, 2004 there were 13,060,919 shares of the registrant’s common stock outstanding.

WESTCOAST HOSPITALITY CORPORATION

Form 10-Q
For the Quarter Ended June 30, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WestCoast Hospitality Corporation

Consolidated Balance Sheets (unaudited)
June 30, 2004 and December 31, 2003

	June 30,	December 31,
	2004	2003
	(In thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents	$10,580	$8,121
Restricted cash	4,520	4,952
Accounts receivable, net	10,731	9,306
Inventories	2,035	2,140
Prepaid expenses and other	5,873	2,137

Total current assets	33,739	26,656
Property and equipment, net	291,533	264,039
Goodwill	28,042	28,042
Intangible assets, net	14,030	14,412
Other assets, net	11,134	20,076

Total assets	$378,478	$353,225

Liabilities:
Current liabilities:
Accounts payable	$6,166	$6,990
Accrued payroll and related benefits	5,513	4,849
Accrued interest payable	794	775
Advance deposits	494	253
Other accrued expenses	11,102	8,069
Long-term debt, due within one year	4,766	5,667

Total current liabilities	28,835	26,603
Long-term debt, due after one year	152,507	145,770
Deferred income	8,902	9,279
Deferred income taxes	17,261	16,761
Minority interest in partnerships	2,503	2,623
Debentures due WestCoast Hospitality Capital Trust	47,423	—

Total liabilities	257,431	201,036

Commitments and contingencies
Stockholders’ equity:
Preferred stock - 5,000,000 shares authorized; $0.01 par value; shares outstanding at December 31, 2003 at $50 per share liquidation value:
Series A - 294,118	—	3
Series B - 294,118	—	3
Additional paid-in capital, preferred stock	—	29,406
Common stock - 50,000,000 shares authorized; $0.01 par value; 13,045,549 and 13,006,361 shares issued and outstanding	130	130
Additional paid-in capital, common stock	84,386	84,196
Retained earnings	36,531	38,451

Total stockholders’ equity	121,047	152,189

Total liabilities and stockholders’ equity	$378,478	$353,225

The accompanying condensed notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation

Consolidated Statements of Operations (unaudited)
For the Three Months and Six Months Ended June 30, 2004 and 2003

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Revenue:
Hotels and restaurants	$44,141	$43,346	$79,007	$77,442
Franchise, central services and development	715	888	1,291	1,978
Entertainment	1,833	1,384	5,418	3,985
Real estate	2,171	2,363	4,684	4,665
Corporate services	76	87	166	174

Total revenues	48,936	48,068	90,566	88,244

Operating expenses:
Hotels and restaurants	36,608	35,124	70,741	67,755
Franchise, central services and development	325	413	592	892
Entertainment	1,847	1,291	4,648	3,481
Real estate	1,119	1,216	2,504	2,434
Corporate services	74	83	146	160
Depreciation and amortization	3,215	3,157	6,291	5,764
(Gain) loss on asset dispositions	(208)	364	(396)	696
Conversion expenses	—	79	—	367

Total direct expenses	42,980	41,727	84,526	81,549
Undistributed corporate expenses	848	587	1,633	1,327

Total expenses	43,828	42,314	86,159	82,876

Operating income	5,108	5,754	4,407	5,368
Other income (expense):
Interest expense	(4,083)	(2,713)	(7,370)	(5,355)
Interest income	133	103	228	207
Other income (expense), net	3	(312)	19	(293)
Equity income (loss) in investments, net	(12)	21	8	80
Minority interest in partnerships	1	18	120	131

Income (loss) before income taxes	1,150	2,871	(2,588)	138
Income tax expense (benefit)	345	1,078	(1,045)	113

Net income (loss)	805	1,793	(1,543)	25
Preferred stock dividend	—	(640)	(377)	(1,281)

Income (loss) applicable to common shareholders	$805	$1,153	$(1,920)	$(1,256)

Earnings (loss) per common share — basic and diluted	$0.06	$0.09	$(0.15)	$(0.10)

Weighted-average shares outstanding:
Basic	13,046	12,994	13,035	12,993

Diluted	13,335	13,280	13,035	12,993

The accompanying condensed notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation

Consolidated Statements of Cash Flows (unaudited)
For the Six Months Ended June 30, 2004 and 2003

	Six months ended June 30,
	2004	2003
	(In thousands)
Operating activities:
Net income (loss)	$(1,543)	$25
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,291	5,764
(Gain) loss on disposition of property, equipment and other assets	(396)	696
Non-cash reduction of preferred stock resulting in gain	—	(230)
Write-off of deferred loan fees	—	790
Deferred income tax provision	500	700
Minority interest in partnerships	(120)	(131)
Equity in investments	(8)	(80)
Compensation expense related to stock issuance	—	5
Provision for (recovery of) doubtful accounts	(2)	189
Change in current assets and liabilities:
Restricted cash	432	(1,361)
Accounts receivable	(1,423)	(1,209)
Inventories	105	121
Prepaid expenses and other	(3,736)	(2,070)
Accounts payable	(824)	1,068
Accrued payroll and related benefits	664	(1,385)
Accrued interest payable	19	(55)
Other accrued expenses and advance deposits	3,908	1,596

Net cash provided by operating activities	3,867	4,433

Investing activities:
Purchases of property and equipment	(15,094)	(4,117)
Proceeds from disposition of property and equipment	40	17
Proceeds from disposition of investment	94	350
Investment in WestCoast Hospitality Capital Trust	(1,403)	—
Advances to WestCoast Hospitality Capital Trust	(2,065)	—
Proceeds from collections under note receivable	1,718	—
Distributions from equity investee	449	—
Other, net	(184)	69

Net cash used in investing activities	(16,445)	(3,681)

The accompanying condensed notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation
Consolidated Statements of Cash Flows (unaudited), (continued)
For the Six Months Ended June 30, 2004 and 2003

	Six months ended June 30,
	2004	2003
	(In thousands)
Financing activities:
Proceeds from note payable to bank	11,000	35,300
Repayment of note payable to bank	(11,000)	(87,400)
Proceeds from debenture issuance	47,423	—
Repurchase and retirement of preferred stock	(29,412)	—
Proceeds from long-term debt	83	55,200
Proceeds from short-term debt	—	2,658
Repayment of long-term debt	(2,189)	(1,783)
Proceeds from issuance of common stock under employee stock purchase plan	50	54
Preferred stock dividend payments	(1,011)	(646)
Principal payments on capital lease obligations	—	(184)
Proceeds from option exercises	140	—
Additions to deferred financing costs	(47)	(1,185)

Net cash provided by financing activities	15,037	2,014

Change in cash and cash equivalents:
Net increase in cash and cash equivalents	2,459	2,766
Cash and cash equivalents at beginning of period	8,121	752

Cash and cash equivalents at end of period	$10,580	$3,518

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,351	$5,410
Income taxes	$16	$93
Non-cash investing and financing activities:
Preferred stock dividends accrued	$377	$1,281
Options converted to property and equipment	$10,128	$—
Debt assumed on acquisition of property and equipment	$7,942	$—
Sale-operating leaseback of equipment	$—	$2,658
Non-cash reduction of working capital for preferred stock	$—	$44
Reclassification of assets held for sale to property and equipment	$—	$12,978

The accompanying condensed notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation

Condensed Notes to Consolidated Financial Statements

1. Organization

     WestCoast Hospitality Corporation (“WestCoast” or the “Company”) is a NYSE-listed hospitality and leisure company primarily engaged in the ownership, management, development and franchising of mid-scale, full service hotels under its WestCoast and Red Lion brands. As of June 30, 2004, the hotel system contained 68 hotels located in 12 states and one Canadian province, with more than 11,600 rooms and 550,000 square feet of meeting space. The Company managed 46 of these hotels, consisting of 29 owned hotels, 13 leased hotels and four third-party owned hotels. The remaining 22 hotels were owned and operated by third-party franchisees.

     The Company is also engaged in entertainment and real estate operations. Through the entertainment division, which includes TicketsWest.com, Inc., the Company engages in event ticket distribution and promotion and presents a variety of entertainment productions in communities targeted for hotel market penetration. The real estate division engages in the traditional real estate related services that the Company has pursued since its predecessor was originally founded in 1937, including developing, managing and providing broker services for sales and leases of commercial and multi-unit residential properties.

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

     In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at June 30, 2004 and the consolidated results of operations and cash flows for the periods ended June 30, 2004 and 2003. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.

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

     The Trust used the proceeds of the offering and the Company’s investment to purchase from the Company $47.4 million of its junior subordinated debentures with payment terms that mirror the distribution terms of the trust securities. The cost of the trust preferred offering totaled $2.3 million, including $1.7 million of underwriting commissions and expenses and $614 thousand of costs incurred directly by the Trust. The Trust paid these costs utilizing an advance from the Company. The advance to the Trust is included with other long-term assets on the accompanying consolidated balance sheet. The proceeds from the debenture sale, net of the costs of the trust preferred offering and the Company’s investment in the Trust, were $43.7 million. The Company’s accounting treatment for these events follows the guidance further discussed in Note 8.

     The Company used approximately $29.8 million of the net proceeds to pay accrued dividends on, and redeem in full, all outstanding shares of its Series A and Series B preferred stock on February 24, 2004. The Company is using the $13.9 million balance of the net proceeds for general corporate purposes including capital improvements.

4. Hotel Acquisitions

     As part of a business combination in 1999, the Company assumed a lease on a hotel in Yakima, Washington and has operated the property since that date. The lease, as amended, included an option to purchase the property by December 31, 2003. In September 2003, the Company exercised the option to purchase the Red Lion Hotel Yakima Gateway and closed the purchase transaction in January 2004 utilizing certain tax deferred proceeds from the sale of the Red Lion River Inn completed in 2003. The gross purchase price of the hotel under the option, paid in cash, totaled $5.3 million. In addition, the Company maintained an option with a cost basis of $1.0 million that has become part of the new basis in the property and equipment.

     As part of a business combination in 1999, the Company also assumed a lease on a hotel in Bellevue, Washington and has operated the property since that date. The lease included an option to purchase the property by December 31, 2003. In December 2003, the Company exercised its option to purchase the Red Lion Hotel Bellevue for $12.0 million. The Company completed the purchase of this hotel on April 17, 2004 utilizing certain tax deferred proceeds from the sale of the Red Lion River Inn completed in 2003. The gross purchase price of the hotel under the option, paid in cash, totaled $3.3 million. In addition, the Company maintained an option with a cost basis of $9.1 million and assumed debt totaling $7.9 million that has become part of the new basis in the property and equipment.

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

     Selected information with respect to the segments is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Hotels and restaurants	$44,141	$43,346	$79,007	$77,442
Franchise, central services and development	715	888	1,291	1,978
Entertainment	1,833	1,384	5,418	3,985
Real estate	2,171	2,363	4,684	4,665
Corporate services	76	87	166	174

	$48,936	$48,068	$90,566	$88,244

Operating income (loss):
Hotels and restaurants	$5,092	$4,960	$3,488	$3,539
Franchise, central services and development	314	399	546	935
Entertainment	(111)	10	577	345
Real estate	774	1,195	1,643	2,327
Corporate services	(961)	(810)	(1,847)	(1,778)

	$5,108	$5,754	$4,407	$5,368

6. Earnings or Loss Per Common Share

     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings or loss per common share computations for the three months and six months ended June 30, 2004 and 2003 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Numerator:
Income( loss) applicable to common shareholders	$805	$1,153	$(1,920)	$(1,256)

Denominator:
Weighted-average shares outstanding -
basic	13,046	12,994	13,035	12,993

diluted (a) (b) (c)	13,335	13,280	13,035	12,993

Earnings (loss) per common share — basic and diluted	$0.06	$0.09	$(0.15)	$(0.10)

(a)	For the three months ended June 30, 2004 and 2003, the dilutive effect of converting 286,161 operating partnership (“OP”) units is included in the calculation of diluted earnings per share. For the six months ended June 30, 2004 and 2003, the effect of converting OP Units would be anti-dilutive and the units are therefore excluded from the calculation.

(b)	At June 30, 2004 and 2003 there were 675,445 and 1,232,341 options to purchase common shares outstanding, respectively. For the three months ended June 30, 2004 the dilutive effect of converting 3,596 options to purchase common shares is included in the calculation of diluted earnings per share. For the three months ended June 30, 2003 and for the six months ended June 30 , 2004 and 2003 the effect of the shares that would be issuable upon exercise of these outstanding options would be anti-dilutive and the options are therefore excluded from the above weighted average share calculations.

(c)	All outstanding convertible notes are excluded from the above calculation for all periods presented as they would be antidilutive.

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

     The Company has chosen not to record compensation expense using fair value measurement provisions in the statement of operations. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plans, reported net loss and loss per share would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Reported income (loss) applicable to common shareholders	$805	$1,153	$(1,920)	$(1,256)
Add back: stock-based employee compensation expense, net of related tax effects	—	—	—	3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(128)	—	(465)

Pro forma	$805	$1,025	$(1,920)	$(1,718)

Basic and diluted loss per common share:
Reported earnings (loss)	$0.06	$0.09	$(0.15)	$(0.10)
Stock-based employee compensation, fair value	—	(0.01)	—	(0.03)

Pro forma	$0.06	$0.08	$(0.15)	$(0.13)

     During the first quarter of 2004, a total of 26,587 options to purchase common shares were exercised by employees under the terms of their options agreements, resulting in proceeds to the Company totaling approximately $140 thousand.

8. Recent Accounting Pronouncements

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). In December 2003, the FASB issued a revision to this interpretation (“FIN No. 46(r)”). FIN No. 46(r) clarifies the application of Accounting Research Bulletin No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted FIN No. 46 on July 1, 2003 for those provisions then in effect, and adopted FIN No. 46(r) in its revised entirety for financial statements effective January 1, 2004. As a result of the issuance of FIN No. 46(r) and the accounting profession’s application of the guidance provided by the FASB, issuer trusts, like WestCoast Hospitality Capital Trust, are generally variable interest entities. The Company has determined that it is not the primary beneficiary under the trust, and accordingly the Company will not consolidate the financial statements of the trust into its consolidated financial statements.

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

Operating Results and Statistics

     A summary of our consolidated results, balance sheet data and hotel statistics for the three and six months ended June 30, 2004 and 2003 is as follows (in thousands, except hotel statistics):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Consolidated statement of operations data:
Revenues:
Hotels and restaurants	$44,141	$43,346	$79,007	$77,442
Franchise, central services and development	715	888	1,291	1,978
Entertainment	1,833	1,384	5,418	3,985
Real estate	2,171	2,363	4,684	4,665
Corporate services	76	87	166	174

Total revenues	$48,936	$48,068	$90,566	$88,244

Direct expenses	$42,980	$41,727	$84,526	$81,549
Operating income	$5,108	$5,754	$4,407	$5,368
Interest expense	$4,083	$2,713	$7,370	$5,355
Income tax expense (benefit)	$345	$1,078	$(1,045)	$113
Net income (loss)	$805	$1,793	$(1,543)	$25
Preferred stock dividend	$—	$(640)	$(377)	$(1,281)
Income (loss) applicable to common shareholders	$805	$1,153	$(1,920)	$(1,256)
Earnings (loss) per common share — basic and diluted	$0.06	$0.09	$(0.15)	$(0.10)
Weighted average shares outstanding — basic	13,046	12,994	13,035	12,993
Weighted average shares outstanding — diluted	13,335	13,280	13,035	12,993
Common size operations data:
Revenues:
Hotels and restaurants	90.2%	90.2%	87.2%	87.8%
Franchise, central services and development	1.5%	1.8%	1.4%	2.2%
Entertainment	3.7%	2.9%	6.0%	4.5%
Real estate	4.4%	4.9%	5.2%	5.3%
Corporate services	0.2%	0.2%	0.2%	0.2%

Total revenues	100.0%	100.0%	100.0%	100.0%

Direct expenses	87.8%	86.8%	93.3%	92.4%
Operating income	10.4%	12.0%	4.9%	6.1%
Interest expense	8.3%	5.6%	8.1%	6.1%
Income tax expense (benefit)	0.7%	2.2%	-1.2%	0.1%
Net income (loss)	1.6%	3.7%	-1.7%	0.0%
Income (loss) applicable to common shareholders	1.6%	2.4%	-2.1%	-1.4%
Other operating data:
EBITDA	$8,448	$8,741	$11,073	$11,257
Net cash provided by operating activities	$3,344	$2,868	$3,867	$4,433
Net cash used in investing activities	$(6,053)	$(1,164)	$(16,445)	$(3,681)
Net cash provided by (used in) financing activities	$(1,048)	$(376)	$15,037	$2,014
Hotel statistics:
RevPAR	$43.99	$41.26	$39.54	$37.17
ADR	$70.60	$71.00	$69.60	$69.80
Average occupancy	62.3%	58.1%	56.8%	53.2%

	June 30,	December 31,
	2004	2003
Consolidated balance sheet data:
Working capital	$4,904	$53
Property and equipment, net	$291,533	$264,039
Total assets	$378,478	$353,225
Total long-term debt	$157,273	$151,437
Debentures due WestCoast Hospitality Capital Trust	$47,423	$—
Total liabilities	$257,431	$201,036
Preferred stock and related additional paid-in capital	$—	$29,412
Total stockholders’ equity	$121,047	$152,189

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

     The following table presents a reconciliation of EBITDA to net income in accordance with GAAP for each of the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
EBITDA	$8,448	$8,741	$11,073	$11,257
Income tax benefit (expense)	(345)	(1,078)	1,045	(113)
Interest expense	(4,083)	(2,713)	(7,370)	(5,355)
Depreciation and amortization	(3,215)	(3,157)	(6,291)	(5,764)

Net income (loss)	$805	$1,793	$(1,543)	$25

Results of Operations

The Three Months Ended June 30, 2004 Compared with the Three Months Ended June 30, 2003

Revenues

     Hotel and restaurant revenues for the three months ended June 30, 2004 increased $795 thousand, or 1.8%, to $44.1 million compared to $43.3 million for the three months ended June 30, 2003.

     Revenue from owned and leased hotels was up $881 thousand compared to the same quarter in 2003. The increase was primarily due to growth of about $803 thousand in room revenue and $141 thousand in food and beverage revenue as compared to the second quarter of 2003. Other revenue was down $63 thousand. At our owned and leased hotels, ADR was $69.06 for the three months ended June 30, 2004 compared to $70.35 for the three months ended June 30, 2003. Average occupancy in the second quarter of 2004 for owned and leased hotels was 61.3% versus 58.4% for the same period in 2003. The resulting second quarter RevPAR from owned and leased hotels in 2004 of $42.33 was $1.22 higher than RevPAR in the second quarter of 2003.

     Although demand suffered significantly early in 2003 due, in our opinion, to declining business and excursion travel resulting from national economic challenges, personal spending cutbacks and national security threats, we believe our operating results reflect that our hotel and restaurants segment began to stabilize during the third quarter of 2003. Our occupancy gains during both of the first two quarters of 2004 compared to the same periods in 2003 substantiate this belief. These results are typical of the overall national trends. During the second quarter of 2004 our revenue results are indicative of better regional demand for mid-scale hotel rooms and our ability to service that demand through our system of hotels. We also believe the rebranding of 22 hotels from WestCoast to Red Lion hotels, which was completed in the first quarter of 2003, continues to have a positive effect.

     We continue to receive a progressively higher percentage of our reservations through third-party Internet channels (alternative distributions system or ADS), on which we generally realize lower room rates. The central reservations and distribution management technology placed in service during the first and second quarters of 2003 allows us to manage the yield on these ADS channels on a real-time, hotel-by-hotel basis. We subsequently signed fixed-charge markup merchant model agreements with nine ADS providers, which typically entitle the provider to keep a fixed percentage of the price paid by the customer for each room booked. This allows the Company to maximize the yield of a typically lower rated market segment. We therefore launched a pilot ADS channel management program in select hotels on August 1, 2003 and realized positive revenue trends in those properties during the trial period. Subsequently we implemented the ADS channel management program to all system hotels and have experienced continued success in revenue growth. Decreases in ADR began to slow during the third and fourth quarters of 2003 and that trend continues, partly reflective of our successful management of these ADS channels and our merchant model agreements. During the second quarter of 2004, we experienced flat system wide ADR compared to the second quarter of 2003. At the same time, system wide occupancy grew from 58.1% to 62.3% between comparative quarters.

     In addition, during the second quarter of 2004, we continued to increase bookings through our focus on direct sales, competitive rate strategies, “Stay Comfortable” advertising campaign and the “We Promise or We Pay” branded website booking initiative. The “We Promise or We Pay” initiative is designed to encourage guests to book on our branded websites of westcoasthotels.com and redlion.com. Through this initiative, we guarantee to our guests that our branded websites will provide the lowest rate available compared to non-opaque ADS channels. During the quarter, we also completed our launch of “Net4Guests,” our privately-labeled wireless internet service which provides hotel guests and GuestAwards frequency program members access to free high speed wireless internet.

     We also completed a significant portion of our capital program initiated during the first quarter which significantly improves room amenities with new pillow-top beds and an upgraded pillows and linens package. Weare currently launching a marketing campaign geared specifically to increasing awareness of the Net4Guests and room amenity upgrade programs.

     Franchise, central services and development revenue for the three months ended June 30, 2004 decreased by $173 thousand, or 19.5%, to $715 thousand compared to $888 thousand for the three months ended June 30, 2003. Net changes in franchise fee income accounted for substantially all of this change, with 25 franchises in place during the second quarter of 2003 compared to 22 during the second quarter of 2004.

     Entertainment segment revenue increased $449 thousand for the three month period ended June 30, 2004 to $1.8 million from $1.4 million during the three months ended June 30, 2003. Approximately $333 thousand of the increase was due to presentation of two Broadway shows during the second quarter of 2004 compared to no such shows being presented during the second quarter of 2003. The remaining net increase is primarily due to ticketing income from four new locations that we now serve.

     Real estate revenue decreased $192 thousand for the three month period ended June 30, 2004 to $2.2 million from $2.4 million during the three months ended June 30, 2003. The decrease was due primarily to the slightly lower rental commissions to us in 2004 and lower rental rates at one of our owned facilities between comparative periods, partially offset by increased occupancy and increased management fee revenue.

Direct Expenses

     In aggregate, direct expenses for the three month period ended June 30, 2004 increased to $43.0 million from $41.7 million during the three months ended June 30, 2003. This represents an increase of $1.3 million or 3.0% between periods. Direct expenses include direct operating expenses for each of the operating segments, depreciation, amortization, gain or loss on asset dispositions, and conversion expenses, if any.

     Direct hotels and restaurants segment expenses increased $1.5 million from $35.1 million in the second quarter of 2003 to $36.6 million in the second quarter of 2004. The increases were primarily related to increases in labor costs for additional hotel staffing related to higher guest service levels and direct sales efforts. Benefits costs, including worker’s compensation costs also contributed to the increase in expenses during the period.

     Direct costs for franchise, central services and development were down $88 thousand between comparative quarters due to labor savings and cost containment. The entertainment segment direct costs increased $556 thousand in connection with the Broadway presentations in the second quarter of 2004 noted above and increased ticket operating expenses. Real estate segment direct expenses were down due to decreases in commissions paid.

     Depreciation and amortization increased $58 thousand or 1.8% between the second quarter of 2004 and the second quarter of 2003, primarily attributable to three reasons. Firstly, capital additions made in 2003 and year-to-date 2004 added to the depreciable base of property and equipment. Secondly, the amortization of deferred finance costs associated with the borrowings made during 2003. Lastly, the second quarter of 2004 reflects depreciation of certain assets previously held for sale in Spokane, Washington for which no depreciation expense was recognized in the second quarter of 2003.

     For the three months ended June 30, 2004 the net gain on asset disposals was $208 thousand, related to the recognition of deferred gains over time on both an office building and a hotel. The net loss for the three months ended June 30, 2003 was related primarily to the disposition of our interest in a hotel venture.

     Conversion costs in the second quarter of 2003 represent expenses incurred unrelated to property and equipment to re-brand the hotels to the Red Lion name. No such costs were incurred during the second quarter of 2004.

Undistributed Corporate Expenses

     Undistributed corporate expenses for the three month period ended June 30, 2004 were $848 thousand compared to $587 thousand for the three months ended June 30, 2003. The increase of $261 thousand was primarily due to higher employee costs and increases in insurance costs. Undistributed corporate expense includes general and administrative charges such as corporate payroll, legal expenses, contributions, directors and officers insurance, bank service charges, outside accountants and consultants expense, and investor relations charges. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not distributed to those segments. In contrast, costs more directly related to our business segments such as accounting, human resources and information technology expenses are distributed out to operating segments and included in direct expenses.

Operating Income

     Operating income decreased by $646 thousand or 11.2% from $5.7 million for the second quarter of 2003 to $5.1 million for the second quarter of 2004. The decline in operating income was due to increased costs in our operating segments for the reasons previously discussed.

Interest Expense

     Interest expense for the three month period June 30, 2004 was $4.1 million compared to $2.7 million for the three months ended June 30, 2003. The increase of $1.4 million, or 50.5%, was due to a greater average amount of outstanding interest bearing debt, primarily in connection with the addition of the $47.4 million of debentures issued to the Trust in the first quarter of 2004. A majority of the proceeds from the debentures were used to retire our then existing preferred stock and eliminate the ongoing dividend requirement of those securities. While these new debentures reflect a 9.5% rate, they are tax deductible under current Federal tax law giving them an effective post tax rate of approximately 6.2%. The average pre-tax interest rate on debt during the second quarter of 2004 was 8.0% versus 6.8% during the second quarter of 2003. In addition to the interest rate on the debentures, a substantial portion of our borrowings carry a pre-tax interest rate of 6.7% for ten years, which management believes is a favorable long-term rate.

Income Taxes

     Income tax expense for the second quarter of 2004 decreased by $733 thousand to $345 thousand compared to $1.1 million for the second quarter of 2003. The decrease was primarily due to lower pre-tax net income for the quarter, augmented by increased deductions related to interest on the debentures to the Trust.

Other Income (Expense)

     The other income and expense line items are comparable between periods and consistent with our long term historical results. During the second quarter of 2003 we had $790 thousand of loan fee write-off offset by a contract termination fee of $350 thousand and other net gains of $128 thousand.

Net Income and Income Applicable to Common Shareholders

     The net income for the three months ended June 30, 2004 of $805 thousand was lower than the net income for the three months ended June 30, 2003 of $1.8 million. The lower income is primarily the result of higher direct hotel and restaurant segment operating costs, higher depreciation, and higher interest expense between the comparative periods as described above.

     Due to the retirement of all of our Series A and Series B preferred stock in February 2004, preferred stock dividends decreased $640 thousand between the second quarter of 2003 and the second quarter of 2004. As a result, the increase in interest expense was partially offset by the decrease in preferred stock dividends. The resulting income applicable to common shareholders was lower for the second quarter of 2004 compared to the second quarter of 2003 by $348 thousand.

Earnings Per Share

     The earnings per share for the three months ended June 30, 2004 was $0.06 compared to $0.09 for the three months ended June 30, 2003. The net income applicable to common shareholders decreased $348 thousand as described above, while the number of weighted average common shares outstanding in both periods remained relatively consistent.

The Six Months Ended June 30, 2004 Compared with the Six Months Ended June 30, 2003

Revenues

     Hotel and restaurant revenues for the six months ended June 30, 2004 increased $1.6 million, or 2.0%, to $79.0 million compared to $77.4 million for the six months ended June 30, 2003.

     Revenue from owned and leased hotels was up $1.8 million compared to the same period in 2003. The increase was primarily due to growth of about $2.0 million in room revenue between comparable periods, partially offset by declines of $68 thousand in food and beverage revenue as compared to the first two quarters of 2003. Incidental revenues from guest amenities were also down $144 thousand. At our owned and leased hotels, ADR was $67.43 for the six months ended June 30, 2004 compared to $67.88 for the six months ended June 30, 2003. Average occupancy in the first half of 2004 for owned and leased hotels was 54.8% versus 52.6% for the same period in 2003. The resulting RevPAR from owned and leased hotels for the first six months of 2004 of $36.97 was $1.28 higher than RevPAR in the first six months of 2003.

     Although demand suffered significantly early in 2003 due, in our opinion, to declining business and excursion travel resulting from national economic challenges, personal spending cutbacks and national security threats, we believe our operating results reflect that our hotel and restaurants segment began to stabilize during the third quarter of 2003. Our occupancy gains during both the first two quarters of 2004 compared to the same period in 2003 substantiate this belief. These results are typical of the overall national trends. During the first two quarters of 2004, our revenue results are indicative of better regional demand for mid-scale hotel rooms and our ability to service that demand through our system of hotels. We also believe the rebranding of 22 hotels from WestCoast to Red Lion hotels, which was completed in the first quarter of 2003, continues to have a positive effect.

We continue to receive a progressively higher percentage of our reservations through third-party Internet channels (alternative distributions system or ADS), on which we generally realize lower room rates. The central reservations and distribution management technology placed in service during the first and second quarters of 2003 allows us to manage the yield on these ADS channels on a real-time, hotel-by-hotel basis. We subsequently signed fixed-charge markup merchant model agreements with nine ADS providers, which typically entitle the provider to keep a fixed percentage of the price paid by the customer for each room booked. This allows the Company to maximize the yield of a typically lower rated market segment. We therefore launched a pilot ADS channel management program in select hotels on August 1, 2003 and realized positive revenue trends in those properties during the trial period. Subsequently we implemented the ADS channel management program to all system hotels and have experienced continued success in revenue growth. Decreases in ADR began to slow during the third and fourth quarters of 2003 and that trend continues, partly reflective of our successful management of these ADS channels and our merchant model agreements. During the first and second quarters of 2004, we experienced flat system wide ADR compared to the same period in 2003. At the same time, system wide occupancy grew from 53.2% to 56.8% between comparative periods.

In addition, during the second quarter of 2004, we continued to increase bookings through our focus on direct sales, competitive rate strategies, “Stay Comfortable” advertising campaign and the “We Promise or We Pay” branded website booking initiative. The “We Promise or We Pay” initiative is designed to encourage guests to book on our branded websites of westcoasthotels.com and redlion.com. Through this initiative, we guarantee to our guests that our branded websites will provide the lowest rate available compared to non-opaque ADS channels. During the quarter, we also completed our launch of “Net4Guests,” our privately-labeled wireless internet service which provides hotel guests and GuestAwards frequency program members access to free high speed wireless internet.

     We also completed a significant portion of our capital program initiated during the first quarter of 2004 which significantly improves room amenities with new pillow-top beds and an upgraded pillow and linens package. We are launching a marketing campaign geared specifically to increase awareness of the Net4Guests and room amenity upgrade programs.

     Franchise, central services and development revenue for the six months ended June 30, 2004 decreased by $687 thousand, or 34.7%, to $1.3 million compared to $2.0 million for the six months ended June 30, 2003. Net changes in franchise fee income accounted for substantially all of this change. During the first quarter of 2003 a portfolio of 11 associated hotels left our system. In addition, since the first quarter of 2003, three franchises were added and two others left the system. At June 30, 2004 there were 22 franchised hotel operations in the system.

     Entertainment segment revenue increased $1.4 million for the six month period ended June 30, 2004, to $5.4 million from $4.0 million during the six months ended June 30, 2003. Approximately $481 thousand of the increase was due to presentation of five Broadway shows during the first six months of 2004 compared to two such shows presented during the first six months of 2003. The remaining increase was primarily due to ticketing income from four new locations we now serve.

     Real estate revenue stayed flat at approximately $4.7 million for both the six month periods ended June 30, 2004 and 2003. The segment experienced increased revenues from fees earned on three new management and development projects during the first six months of 2004 that were not in place during the first quarter of 2003, increased leasing occupancy, and increased management fees for real estate projects. These improvements were offset by slightly lower commission revenue and lower rental rates at one of our owned facilities.

Direct Expenses

     In aggregate, direct expenses for the six month period ended June 30, 2004 increased to $84.5 million from $81.5 million during the six months ended June 30, 2003. This represents an increase of $3.0 million or 3.7% between periods. Direct expenses include direct operating expenses for each of the operating segments, depreciation, amortization, gain or loss on asset dispositions, and conversion expenses, if any.

     Direct hotels and restaurants segment expenses increased $3.0 million from $67.7 million in the first six months of 2003 to $70.7 million for the first six months of 2004. The increases were primarily related to increases in labor costs for additional hotel staffing related to higher guest service levels and direct sales efforts. Increases in utility costs and worker’s compensation costs also contributed to the increase.

     Direct costs for franchise, central services and development were down $300 thousand between comparative periods due to labor savings and cost containment. The entertainment segment direct costs increased $1.2 million in connection with the additional Broadway presentations in the first two quarters of 2004 noted above, reduced profitability in certain operating areas due to non-scalable labor costs, increases in ticketing activity requiring more labor, and advertising costs for the 2004/2005 Broadway season. Real estate segment direct expenses were up $70 thousand due to increases in commissions paid during the first quarter of 2004. Corporate services direct expenses remained consistent between periods.

     Depreciation and amortization increased $527 thousand or 9.1% between the first six months of 2004 and the first six months of 2003, primarily attributed to three reasons. Firstly, capital additions made in 2003 and year-to-date 2004 added to the depreciable base of property and equipment. Secondly, the amortization of deferred finance costs associated with the borrowings made during 2003. Lastly, the first six months of 2004 reflects depreciation of certain assets previously held for sale in Spokane, Washington for which no depreciation expense was recognized in certain periods in 2003.

     For the six months ended June 30, 2004 the net gain on asset disposals was $396 thousand, related to the recognition of deferred gains over time on both an office building and a hotel. The net loss for the six months ended June 30, 2003 of $696 thousand is related primarily to the disposition of signage related to the rebranding of 22 of our hotels and the disposition of our interest in a hotel venture.

     Conversion costs in the first quarter of 2003 represent expense incurred unrelated to property and equipment to re-brand the hotels to the Red Lion name. No such costs were incurred during the first half of 2004.

Undistributed Corporate Expenses

     Undistributed corporate expenses for the six month period June 30, 2004 were $1.6 million compared to $1.3 million for the six months ended June 30, 2003. The increase of $304 thousand was primarily due to higher employee costs and certain corporate insurance costs. Undistributed corporate expense includes general and administrative charges such as corporate payroll, legal expenses, contributions, directors and officers insurance, bank service charges, outside accountants and consultants expense, and investor relations charges. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not distributed to those segments. In contrast, costs more directly related to our business segments such as accounting, human resources and information technology expenses are distributed out to operating segments and included in direct expenses.

Operating Income

     Operating income decreased by $961 thousand or 17.9% from $5.4 million for the first two quarters of 2003 to $4.4 million for the first two quarters of 2004. We believe the decline in operating income was primarily due to increased costs in our operating segments for the reasons previously discussed.

Interest Expense

     Interest expense for the six month period ended June 30, 2004 was $7.4 million compared to $5.4 million for the six months ended June 30, 2003. The increase of $2.0 million, or 37.6%, was due to a greater average amount of outstanding interest bearing debt, primarily in connection with the addition of the $47.4 million of debentures issued to the Trust during the first quarter of 2004. A majority of the proceeds from the debentures were used to retire our then existing preferred stock and eliminate the ongoing dividend requirement of those securities. While these new debentures reflect a 9.5% rate, they are tax deductible under current Federal tax law giving them an effective post tax rate of approximately 6.2%. The average pre-tax interest rate on debt during the first two quarters of 2004 was 7.9% versus 6.6% during the first two quarters of 2003. In addition to the interest rate on the debentures, a substantial portion of our borrowings carry a pre-tax interest rate of 6.7% for ten years, which management believes is a favorable long-term rate.

Income Taxes

     Income tax benefit for the six months ended June 30, 2004 was $1.0 million. Income tax expense for the six months ended June 30, 2003 was $113 thousand. The decrease of $1.1 million in tax expense was primarily due to a higher pre-tax net loss from operations combined with the increased deductions related to interest on the debentures to the Trust.

Other Income (Expense)

     The other income and expense line items are comparable between periods and consistent with our long-term historical results. During the second quarter of 2003, we had $790 thousand of loan fee write-off, offset by a contract termination fee of $350 thousand and other net gains of $147 thousand.

Net Income (Loss) and Loss Applicable to Common Shareholders

     The net loss for the six months ended June 30, 2004 was $1.5 million, compared to net income for the six months ended June 30, 2003 of $25 thousand. The current period loss was primarily the result of higher direct hotel and restaurant segment operating costs, higher depreciation, and higher interest expense between the comparative periods as described above.

     Due to the retirement of all of our Series A and Series B preferred stock in February 2004, preferred stock dividends decreased $904 thousand between the first two quarters of 2003 and the first two quarters of 2004. As a result, the increase in interest expense was partially offset by the decrease in preferred stock dividends. The resulting loss applicable to common shareholders was higher for the first six months of 2004 compared to the first six months of 2003 by $664 thousand.

Loss Per Share

     The loss per share for the six months ended June 30, 2004 was $0.15 compared to a $0.10 loss for the six months ended June 30, 2003. The net loss applicable to common shareholders increased $664 thousand as described above, while the number of weighted average common shares outstanding in both periods remained relatively consistent.

Liquidity and Capital Resources

Overview

     Over the last year we have taken several actions that we believe strengthen our balance sheet, particularly in the long term. Those actions include the closing of the $46 million offering of trust preferred securities in the first quarter of 2004 described below, the $55.2 million debt refinance in June 2003 described in our annual report, and the elimination of our preferred stock and its associated dividend requirements. In addition, the credit agreement we secured in October 2003, also described in our annual report, provides revolving credit of up to $10.0 million. We intend to use this credit facility, if necessary, for our short-term working capital needs and to, among other things, finance capital expenditures and potential acquisitions of hotels.

     In January 2004 we closed on the purchase of the Red Lion Hotel Yakima Gateway property pursuant to an option exercised in 2003. In April 2004 we closed on the purchase of the Red Lion Bellevue Inn property pursuant to an option exercised in 2003. We have not identified any other acquisitions that are probable.

     Our short-term liquidity needs include funds for interest payments on our outstanding indebtedness and on the debentures, funds for capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements generally through net cash provided by operations and reserves established from existing cash, and, if necessary, by drawing upon our credit facility. A majority of our leased and owned hotels are subject to leases and debt agreements that require us to spend 3% to 5% of room revenues derived from these hotels on replacement of furniture, fixtures and equipment at these hotels, or payment of insurance premiums or real and personal property taxes with respect to these hotels. This is consistent with what we would spend on furniture, fixtures and equipment under normal circumstances to maintain the competitive appearance of our owned and leased hotels.

     In general, we expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions, renovations and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including our credit facility, through the issuance of debt or equity securities and through joint ventures.

     Historically, our cash and capital requirements have been satisfied through cash generated from operating activities, borrowings under our credit facilities, and the issuance of equity securities. We believe cash flow from operations, available borrowings under our credit facility and cash on hand will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service and other obligations through 2004.

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

     Cash flow from operations for the six months ended June 30, 2004 totaled $3.9 million compared to $4.4 million for the six months ended June 30, 2003. Net income, after reconciling adjustments to net cash provided by operations (such as non-cash income statement impacts like depreciation, amortization, write-offs, the deferred tax provision, gains and losses on assets, and the provision for doubtful accounts) totaled $4.7 million for the first two quarters of 2004. For the first two quarters of 2003, net income adjusted for those same items totaled $7.4 million. The difference was predominantly due to lower net operating performance, specifically in the hotels and restaurants segment, and non-cash losses for loan fees and property dispositions. Working capital changes, including restricted cash, receivables, accruals, payables, and inventories, used an additional $855 thousand in cash during the first two quarters of 2004. In the first two quarters of 2003 working capital changes provided for a $3.3 million increase in cash.

     Net cash used in investing activities was $16.4 million and $3.7 million for the six months ended June 30, 2004 and 2003, respectively. Additions to property and equipment totaled $15.1 million in the first two quarters of 2004, including $5.3 million related to the acquisition of the Yakima Gateway property, $3.3 million related to the acquisition of the Bellevue property and $6.5 million for other capital projects primarily at the hotels. This compares to additions for the first two quarters of 2003 of $4.1 million, comprised of an investment in signage related to the 2003 Red Lion rebranding initiative and various other projects in the operating divisions. It also included additions to certain software and equipment which were sold and then leased back later in 2003 as described in the our 2003 annual report. The other major variances between the two periods was the $1.4 million investment in the Trust described above, representing 3% of the total capitalization of the Trust and the $2.1 million advance to the Trust to cover the trust preferred offering costs. Lastly, during the second quarter of 2004 we received a $449 thousand distribution and a $1.7 million payment under a note receivable from an equity method investee that own the WHC Building.

     Net financing activities provided $15.0 million during the first two quarters of 2004, $47.4 million in proceeds from the debenture sale, offset by $29.4 million paid to redeem the Series A and Series B preferred shares. We also paid $1.0 million in dividends during the first quarter of 2004, had scheduled principal payments on long-term debt of $2.2 million and no net activity under the note payable to bank. This compares to the first two quarters of 2003 which reflects a net $52.1 million repaid on the then existing note payable to bank, $55.2 million borrowed under term loans, $2.7 million borrowed as interim financing related to equipment leases, $2.0 million paid in scheduled principal payments on long-term debt and capital leases, and $646 thousand paid in preferred stock dividends.

     At June 30, 2004, we had $15.1 million in cash and cash equivalents including $4.5 million of cash restricted under securitized borrowing arrangements for future payment of furniture, fixtures and equipment, repairs, insurance premiums and real and personal property taxes. Of the remaining $10.6 million, $7.5 million was held in short-term, liquid investments also readily available for use by us.

Financing

     During the first quarter of 2004 we completed a public offering of $46 million of trust preferred securities through WestCoast Hospitality Capital Trust (the “Trust”), a Delaware statutory trust sponsored by us. The securities, which have been listed on the New York Stock Exchange, entitle holders to cumulative cash distributions at a 9.5% annual rate and mature on February 24, 2044. In addition, we invested $1.4 million in trust common securities, representing 3% of the total capitalization of the Trust.

     The Trust used the proceeds of the offering and our investment to purchase from us $47.4 million of our junior subordinated debentures with payment terms that mirror the distribution terms of the trust securities. Interest incurred on the debentures is tax deductible by the us under current U.S. Federal tax law and the debentures are uncollateralized. The cost of the trust preferred offering totaled $2.3 million, including $1.7 million of underwriting commissions and expenses and $614 thousand of costs incurred directly by the Trust. The Trust paid these costs utilizing an advance from us. The advance to the Trust is included with other long-term assets on the accompanying consolidated balance sheet. The proceeds received by us from the debenture sale, net of the costs of the trust preferred offering and our investment in the Trust, were $43.7 million.

     We utilized approximately $29.8 million of these net offering proceeds to pay accrued dividends on and redeem in full all outstanding shares of our Series A and Series B preferred stock on February 24, 2004. Dividend payments on these preferred shares were not tax deductible. We are using the $13.9 million balance of the net proceeds for general corporate purposes including capital improvements.

     Our revolving credit agreement with Wells Fargo Bank National Association secured during October 2003 provides a revolving credit facility with a total of $10 million in borrowing capacity. This includes two revolving lines of credit: Line A allows for maximum borrowings of $7.0 million and is collateralized by our personal property and five of our owned hotels. Line B allows for maximum borrowings of $3.0 million and is collateralized by our personal property. We are required to exhaust our borrowing capacity under Line A before we may borrow under Line B. Interest under each line is computed based, at our option, upon either the bank’s prime rate or certain LIBOR rates.

     The agreement, as amended and effective June 30, 2004, contains certain restrictions and covenants, the most restrictive of which require us to maintain a minimum tangible net worth of $105 million, a minimum EBITDA coverage ratio of 1.25:1 if no more than $1.0 million is outstanding at the covenant measurement date and no more than $1.0 million has been outstanding during the 30 consecutive days prior to the measurement date (otherwise the minimum EBITDA coverage ratio is 1.50:1), and a maximum funded debt to EBITDA (as defined by the bank) ratio of 6.25:1 for both the quarters ended June 30, 2004 and September 30, 2004 (which will decrease to 5.50:1 for the fiscal quarter ending December 31, 2004 and remain at that ratio for the remainder of the facility’s term). At June 30, 2004 we were in compliance with the covenants under the credit agreement.

     Line A does not require any principal payments until its maturity date of October 2006. As a result, any future borrowings under this line in 2004 would be reflected as a long-term liability. Line B has a maturity date of October 2004. We utilized Line A during the first quarter of 2004, with the maximum amount borrowed during that quarter of $4.0 million. This borrowing was made prior to the close of our trust preferred offering in February 2004. The line was not used during the second quarter of 2004 and at June 30, 2004 no amounts were outstanding under any portion of the credit agreement.

     As of June 30, 2004 we had debt obligations of $204.7 million, of which 97.8%, or $200.1 million, were fixed rate debt securities. $47.4 million of the obligations are uncollateralized debentures due the Trust.

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

     In September 2003 we determined that the two office buildings no longer qualify for classification as assets held for sale under generally accepted accounting principles. As a result of this decision, the net book value of these assets of $21.7 million was reclassified from assets held for sale to property and equipment. A depreciation adjustment of $1.6 million was recorded in September 2003, reflecting non-cash expenses that would have been recognized had these assets been classified as property and equipment held and used since December 2001.

Preferred Stock Dividends

     On January 3, 2004 we paid the regularly scheduled dividend to the shareholder of record as of December 31, 2003 of our Series A and Series B Preferred Stock, totaling approximately $634 thousand.

     As noted elsewhere in this quarterly report, in connection with the offering of trust preferred securities, on February 24, 2004 we paid accrued dividends to that date on both the Series A and Series B Preferred Stock totaling $377 thousand. We then immediately redeemed all of the outstanding and issued shares of the Series A and Series B Preferred Stock for approximately $29.4 million, or $50 per share. There were therefore no dividends paid during the second quarter of 2004.

Capital Spending

     We are seeking to create a consistent guest experience across our hotels. During the year ended December 31, 2003, we spent a total of $7.3 million on capital improvement programs, including $5.6 million on our hotels and restaurants. During the first quarter of 2004, excluding the acquisition of the Red Lion Hotel Yakima Gateway for $5.3 million in cash described above, we spent a total of $1.7 million on capital improvements. During the second quarter of 2004, excluding the acquisition of the Red Lion Hotel Bellevue for $3.3 million in cash and assumed debt described above, we spent a total of $4.8 million on capital improvements. During the remainder of 2004 we expect to spend approximately an additional $8.0 million on capital improvements with a focus on our hotels and restaurants segment, primarily in guest contact areas.

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

Contractual Obligations

     The following tables summarize our significant contractual obligations as of June 30, 2004 (in thousands):

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt	$157,273	$4,766	$13,656	$12,070	$126,781
Operating leases(1)	120,904	6,476	12,953	12,751	88,724
Debentures due WestCoast
Hospitality Capital Trust (2)	47,423	—	—	—	47,423

Total contractual obligations(3)	$325,600	$11,242	$26,609	$24,821	$262,928

(1)	Operating lease amounts are net of estimated sub-lease income totaling $9.9 million annually.

(2)	The principal amount of the debentures due the Trust is due in full during February 2044.

(3)	We are not party to any significant long-term service or supply contracts with respect to our processes. We refrain from entering into any long-term purchase commitments in the ordinary course of business.

Asset Dispositions

     There were no significant asset dispositions during the second quarter of 2004.

Critical Accounting Policies and Estimates

     A critical accounting policy is one which is both important to the portrayal of our company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. All of our significant accounting policies are described in Note 2 to our 2003 consolidated financial statements available in our annual report. The accounting principles of our company comply with GAAP. The more critical accounting policies and estimates used relate to:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The following tables summarize the financial instruments held by us at June 30, 2004 and December 31, 2003, which are sensitive to changes in interest rates. At June 30, 2004, approximately 2.2% of our debt was subject to changes in market interest rates and was sensitive to those changes. As of June 30, 2004 we had debt obligations of $204.7 million, of which 97.8%, or $200.1 million, were fixed rate debt securities. $47.4 million of the obligations are uncollateralized debentures due the Trust. At June 30, 2004 there were no outstanding borrowings under our line-of-credit with Wells Fargo Bank National Association. As noted in Management’s Discussion and Analysis of Financial Condition and Results of Operations, our market risk changed during the first quarter of 2004 due to the $46 million trust preferred offering and the retirement of our outstanding preferred stock.

     The following table presents principle cash flows for debt outstanding at June 30, 2004, by maturity date (in thousands).

Outstanding Debt Obligations

	Through
	2004	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Note payable to bank (a)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Long-term debt
Fixed Rate	$2,007	$7,967	$4,287	$4,600	$4,921	$5,295	$123,643	$152,720	$152,720
Variable Rate	$313	$658	$703	$375	$1,928	$174	$402	$4,553	$4,553
Debentures due WestCoast Hospitality Capital Trust	$—	$—	$—	$—	$—	$—	$47,423	$47,423	$47,791

(a)	At June 30, 2004 there were no borrowings against our note payable to bank.

     The following table presents principle cash flows for debt outstanding at December 31, 2003, by maturity date (in thousands).

Outstanding Debt Obligations

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Note payable to bank (a)	$—	$—	$—	$—	$—	$—	$—	$—
Long-term debt
Fixed Rate	$5,056	$7,746	$4,047	$4,344	$4,648	$120,738	$146,579	$146,579
Variable Rate	$611	$652	$697	$370	$1,952	$576	$4,858	$4,858

(a)	At December 31, 2003 there were no borrowings against our note payable to bank.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Changes in Internal Controls

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls during the period to which this quarterly report relates.

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

     None.

Item 3. Defaults Upon Senior Securities

     None.

     Item 4. Submission of Matters to a Vote of Security Holders

     At the annual meeting of stockholders on May 19, 2004, the following actions were taken with the noted results:

Total Outstanding Common Stock: 13,045,549 Shares

        1. Election of Directors –

Name	Votes For	Pct.	Votes Withhold
Donald K. Barbieri	12,588,605	96.5%	18,241
Ronald R. Taylor	12,588,605	96.5%	18,241
Arthur M. Coffey	12,588,605	96.5%	18,241
Jon E. Eliassen	12,588,605	96.5%	18,241

        2. Ratification of Auditors for the Year Ended December 31, 2004 –

Name	Votes For	Pct.	Votes Against	Votes Abstained
BDO Seidman, LLP	12,588,642	93.1%	15,104	3,100

     No other matters were submitted to a vote of security holders during the second quarter of 2004.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

Index to Exhibits

Exhibit
Number	Description
10.1	Second Amendment to Credit Agreement with Wells Fargo Bank National Association
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14(b)
32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14(b)

Reports on Form 8-K.

     On May 10, 2004 we filed a Form 8-K reporting the announcement of our financial results for the quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WestCoast Hospitality Corporation
Registrant

	Signature	Title	Date
By:	/s/ Peter P. Hausback	Vice President, Chief	August 5, 2004
	Peter P. Hausback	Financial Officer (Principal Financial
Officer)

By:	/s/ Anthony F. Dombrowik	Corporate Controller	August 5, 2004
	Anthony F. Dombrowik	(Principal Accounting Officer)