Form 10-Q
period 2004-09-30
WESTCOAST HOSPITALITY CORP
filed 2004-10-29
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-13957

WESTCOAST HOSPITALITY CORPORATION

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1032187 (I.R.S. Employer Identification No.)

201 W. North River Drive, Suite 100, Spokane, Washington (Address of principal executive offices)	99201 (Zip Code)

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

Yes [  ] No [X]

     As of October 28, 2004 there were 13,060,919 shares of the registrant’s common stock outstanding.

WESTCOAST HOSPITALITY CORPORATION

Form 10-Q
For the Quarter Ended September 30, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WestCoast Hospitality Corporation

Consolidated Balance Sheets (unaudited)
September 30, 2004 and December 31, 2003

	September 30,	December 31,
	2004	2003
	(In thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents	$16,261	$8,121
Restricted cash	4,632	4,952
Accounts receivable, net	10,753	9,306
Inventories	2,037	2,140
Prepaid expenses and other	2,879	2,137

Total current assets	36,562	26,656
Property and equipment, net	292,339	264,039
Goodwill	28,042	28,042
Intangible assets, net	13,838	14,412
Other assets, net	10,933	20,076

Total assets	$381,714	$353,225

Liabilities:
Current liabilities:
Accounts payable	$5,547	$6,990
Accrued payroll and related benefits	6,034	4,849
Accrued interest payable	800	775
Advance deposits	217	253
Other accrued expenses	10,882	8,069
Long-term debt, due within one year	8,581	5,667

Total current liabilities	32,061	26,603
Long-term debt, due after one year	147,546	145,770
Deferred income	8,713	9,279
Deferred income taxes	18,808	16,761
Minority interest in partnerships	2,555	2,623
Debentures due WestCoast Hospitality Capital Trust	47,423	—

Total liabilities	257,106	201,036

Commitments and contingencies
Stockholders’ equity:
Preferred stock - 5,000,000 shares authorized; $0.01 par value; shares outstanding at December 31, 2003 at $50 per share liquidation value:
Series A - 294,118	—	3
Series B - 294,118	—	3
Additional paid-in capital, preferred stock	—	29,406
Common stock - 50,000,000 shares authorized; $0.01 par value; 13,060,919 and 13,006,361 shares issued and outstanding	131	130
Additional paid-in capital, common stock	84,448	84,196
Retained earnings	40,029	38,451

Total stockholders’ equity	124,608	152,189

Total liabilities and stockholders’ equity	$381,714	$353,225

The accompanying condensed notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation

Consolidated Statements of Operations (unaudited)
For the Three Months and Nine Months Ended September 30, 2004 and 2003

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Revenue:
Hotels and restaurants	$50,469	$49,230	$129,476	$126,671
Franchise, central services and development	759	973	2,050	2,950
Entertainment	2,533	2,023	7,952	6,008
Real estate	2,144	2,177	6,828	6,843
Corporate services	82	81	248	256

Total revenues	55,987	54,484	146,554	142,728

Operating expenses:
Hotels and restaurants	38,807	38,848	109,548	106,603
Franchise, central services and development	416	376	1,008	1,268
Entertainment	2,349	1,845	6,998	5,327
Real estate	1,270	1,191	3,774	3,624
Corporate services	78	83	224	242
Depreciation and amortization	3,283	4,284	9,574	10,047
(Gain) loss on asset dispositions, net	(134)	(117)	(530)	579
Conversion expenses	—	24	—	392

Total direct expenses	46,069	46,534	130,596	128,082
Undistributed corporate expenses	672	712	2,305	2,040

Total expenses	46,741	47,246	132,901	130,122

Operating income	9,246	7,238	13,653	12,606
Other income (expense):
Interest expense	(4,082)	(2,886)	(11,452)	(8,241)
Interest income	115	96	343	303
Other income (expense), net	17	87	37	(205)
Equity income in investments, net	81	20	89	99
Minority interest in partnerships, net	(52)	14	68	144

Income before income taxes	5,325	4,569	2,738	4,706
Income tax expense	1,827	1,337	783	1,449

Net income	3,498	3,232	1,955	3,257
Preferred stock dividend	—	(634)	(377)	(1,915)

Income applicable to common shareholders	$3,498	$2,598	$1,578	$1,342

Earnings per common share
Basic	$0.27	$0.20	$0.12	$0.10

Diluted	$0.26	$0.20	$0.12	$0.10

Weighted-average shares outstanding:
Basic	13,059	13,003	13,043	12,997

Diluted	13,345	13,289	13,330	13,283

The accompanying condensed notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation

Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30, 2004 and 2003

	Nine months ended September 30,
	2004	2003
	(In thousands)
Operating activities:
Net income	$1,955	$3,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,574	10,047
(Gain) loss on disposition of property, equipment and other assets	(530)	579
Non-cash reduction of preferred stock resulting in gain	—	(522)
Write-off of deferred loan fees	—	790
Deferred income tax provision	2,047	500
Minority interest in partnerships	(68)	(144)
Equity in investments	(89)	(99)
Compensation expense related to stock issuance	—	5
Provision for doubtful accounts	188	337
Change in current assets and liabilities:
Restricted cash	320	(2,140)
Accounts receivable	(1,635)	(314)
Inventories	103	80
Prepaid expenses and other	(742)	114
Accounts payable	(1,443)	476
Accrued payroll and related benefits	1,185	118
Accrued interest payable	25	85
Other accrued expenses and advance deposits	3,411	997

Net cash provided by operating activities	14,301	14,166

Investing activities:
Purchases of property and equipment	(19,069)	(5,141)
Proceeds from disposition of property and equipment	198	398
Proceeds from disposition of investment	94	441
Investment in WestCoast Hospitality Capital Trust	(1,423)	—
Advances to WestCoast Hospitality Capital Trust	(2,116)	—
Proceeds from collections under note receivable	1,725	—
Distributions from equity investee	449	—
Other, net	30	62

Net cash used in investing activities	(20,112)	(4,240)

The accompanying condensed notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation
Consolidated Statements of Cash Flows (unaudited), (continued)
For the Nine Months Ended September 30, 2004 and 2003

	Nine months ended September 30,
	2004	2003
	(In thousands)
Financing activities:
Proceeds from note payable to bank	11,000	47,700
Repayment of note payable to bank	(11,000)	(99,800)
Proceeds from debenture issuance	47,423	—
Repurchase and retirement of preferred stock	(29,412)	—
Proceeds from long-term debt	83	55,200
Proceeds from short-term debt	—	2,658
Repayment of long-term debt	(3,335)	(2,806)
Proceeds from issuance of common stock under employee stock purchase plan	113	99
Preferred stock dividend payments	(1,011)	(1,927)
Principal payments on capital lease obligations	—	(268)
Proceeds from option exercises	140	—
Additions to deferred financing costs	(50)	(1,466)

Net cash provided by financing activities	13,951	(610)

Change in cash and cash equivalents:
Net increase in cash and cash equivalents	8,140	9,316
Cash and cash equivalents at beginning of period	8,121	752

Cash and cash equivalents at end of period	$16,261	$10,068

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,427	$8,156
Income taxes	$16	$93
Non-cash investing and financing activities:
Preferred stock dividends accrued	$377	$1,915
Options converted to property and equipment	$10,128	$—
Debt assumed on acquisition of property and equipment	$7,942	$—
Sale-operating leaseback of equipment	$—	$2,658
Non-cash reduction of working capital for preferred stock	$—	$173
Reclassification of assets held for sale to property and equipment	$—	$34,403

The accompanying condensed notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation

Condensed Notes to Consolidated Financial Statements

1. Organization

     WestCoast Hospitality Corporation (“WestCoast” or the “Company”) is a NYSE-listed hospitality and leisure company primarily engaged in the ownership, management, development and franchising of mid-scale, full service hotels under its WestCoast and Red Lion brands. As of September 30, 2004, the hotel system contained 68 hotels located in 12 states and one Canadian province, with more than 11,600 rooms and 550,000 square feet of meeting space. The Company managed 45 of these hotels, consisting of 29 owned hotels, 13 leased hotels and three third-party owned hotels. The remaining 23 hotels were owned and operated by third-party franchisees.

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

     In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at September 30, 2004 and the consolidated results of operations and cash flows for the periods ended September 30, 2004 and 2003. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.

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

3. Trust Preferred Offering

     During the first quarter of 2004 the Company completed a public offering of $46 million of trust preferred securities through WestCoast Hospitality Capital Trust (the “Trust”), a Delaware statutory trust sponsored by the Company. The securities are listed on the New York Stock Exchange and entitle holders to cumulative cash distributions at a 9.5% annual rate and the securities mature on February 24, 2044. In addition, the Company invested $1.4 million in trust common securities, representing 3% of the total capitalization of the Trust.

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

4. Hotel Acquisitions

     Through 2003, the Company leased and operated a hotel in Yakima, Washington. The lease, as amended, included an option to purchase the property by December 31, 2003. In September 2003, the Company exercised the option to purchase the Red Lion Hotel Yakima Gateway and closed the purchase transaction in January 2004 utilizing certain tax deferred proceeds from the sale of the Red Lion River Inn completed in 2003. The gross purchase price of the hotel under the option, paid in cash, totaled $5.3 million. In addition, the Company maintained an option with a cost basis of $1.0 million that has become part of the new basis in the property and equipment.

     As part of a business combination in 1999, the Company assumed a lease on a hotel in Bellevue, Washington and has operated the property since that date. The lease included an option to purchase the property by December 31, 2003. In December 2003, the Company exercised its option to purchase the Red Lion Hotel Bellevue for $12.0 million. The Company completed the purchase of this hotel on April 17, 2004 utilizing certain tax deferred proceeds from the sale of the Red Lion River Inn completed in 2003. The gross purchase price of the hotel under the option, paid in cash, totaled $3.3 million. In addition, the Company maintained an option with a cost basis of $9.1 million and assumed debt totaling $7.9 million that has become part of the new basis in the property and equipment.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Hotels and restaurants	$50,469	$49,230	$129,476	$126,671
Franchise, central services and development	759	973	2,050	2,950
Entertainment	2,533	2,023	7,952	6,008
Real estate	2,144	2,177	6,828	6,843
Corporate services	82	81	248	256

	$55,987	$54,484	$146,554	$142,728

Operating income (loss):
Hotels and restaurants	$9,074	$7,948	$12,561	$12,059
Franchise, central services and development	271	556	817	1,116
Entertainment	86	84	664	488
Real estate	597	(558)	2,240	1,482
Corporate services	(782)	(792)	(2,629)	(2,539)

	$9,246	$7,238	$13,653	$12,606

6. Earnings Per Common Share

     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations for the three months and nine months ended September 30, 2004 and 2003 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Numerator:
Income applicable to common shareholders	$3,498	$2,598	$1,578	$1,342

Denominator:
Weighted-average shares outstanding -
basic	13,059	13,003	13,043	12,997

diluted (a) (b) (c)	13,345	13,289	13,330	13,283

Earnings per common share -
basic	$0.27	$0.20	$0.12	$0.10

diluted (a) (b) (c)	$0.26	$0.20	$0.12	$0.10

(a)	For the three month and nine month periods ended September 30, 2004 and 2003, the dilutive effect of converting 286,161 operating partnership (“OP”) units is included in the calculation of diluted earnings per share.

(b)	At September 30, 2004 and 2003 the Company had 593,033 and 810,425 options outstanding to purchase common shares, respectively. For the nine months ended September 30, 2004 the dilutive effect of converting 752 options to purchase common shares is included in the calculation of diluted earnings per share. For the three months ended September 30, 2003 and 2004, and for the nine months ended September 30 , 2003, the effect of the shares that would be issuable upon exercise of these outstanding options would be anti-dilutive and the options are therefore excluded from the above weighted average share calculations.

(c)	All outstanding convertible notes are excluded from the above calculation for all periods presented as they would be antidilutive.

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

     The Company has chosen not to record compensation expense for its stock based employee plans using fair value measurement provisions in the statement of operations. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans, reported net income and earnings per share would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Reported income applicable to common shareholders	$3,498	$2,598	$1,578	$1,342
Add back: stock-based employee compensation expense, net of related tax effects	—	—	—	3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(36)	(14)	(120)	(480)

Pro forma	$3,462	$2,584	$1,458	$865

Basic earnings per common share:
Reported earnings	$0.27	$0.20	$0.12	$0.10
Stock-based employee compensation, fair value	—	—	(0.01)	(0.03)

Pro forma	$0.27	$0.20	$0.11	$0.07

Diluted earnings per common share:
Reported earnings	$0.26	$0.20	$0.12	$0.10
Stock-based employee compensation, fair value	—	(0.01)	(0.01)	(0.03)

Pro forma	$0.26	$0.19	$0.11	$0.07

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report on Form 10-Q includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will” and similar expressions or their negatives are used in this quarterly report, these are forward-looking statements. Many possible events or factors, including those discussed in “Risk Factors Relating to Our Business” beginning on page 9 of our 2003 annual report filed on Form 10-K, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

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

Operating Results and Statistics

     A summary of our consolidated results, balance sheet data and hotel statistics for the three and nine months ended September 30, 2004 and 2003 is as follows (in thousands, except hotel statistics and earnings per share):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Consolidated statement of operations data:
Revenues:
Hotels and restaurants	$50,469	$49,230	$129,476	$126,671
Franchise, central services and development	759	973	2,050	2,950
Entertainment	2,533	2,023	7,952	6,008
Real estate	2,144	2,177	6,828	6,843
Corporate services	82	81	248	256

Total revenues	$55,987	$54,484	$146,554	$142,728

Direct expenses	$46,069	$46,534	$130,596	$128,082
Operating income	$9,246	$7,238	$13,653	$12,606
Interest expense	$4,082	$2,886	$11,452	$8,241
Income tax expense	$1,827	$1,337	$783	$1,449
Net income	$3,498	$3,232	$1,955	$3,257
Preferred stock dividend	$—	$(634)	$(377)	$(1,915)
Income applicable to common shareholders	$3,498	$2,598	$1,578	$1,342
Earnings per common share — basic	$0.27	$0.20	$0.12	$0.10
Earnings per common share — diluted	$0.26	$0.20	$0.12	$0.10
Weighted average shares outstanding — basic	13,059	13,003	13,043	12,997
Weighted average shares outstanding — diluted	13,345	13,289	13,330	13,283
Common size operations data:
Revenues:
Hotels and restaurants	90.2%	90.4%	88.3%	88.7%
Franchise, central services and development	1.4%	1.8%	1.4%	2.1%
Entertainment	4.5%	3.7%	5.4%	4.2%
Real estate	3.8%	4.0%	4.7%	4.8%
Corporate services	0.1%	0.1%	0.2%	0.2%

Total revenues	100.1%	100.0%	100.0%	100.0%

Direct expenses	82.3%	85.4%	89.1%	89.7%
Operating income	16.5%	13.3%	9.3%	8.8%
Interest expense	7.3%	5.3%	7.8%	5.8%
Income tax expense	3.3%	2.5%	0.5%	1.0%
Net income	6.2%	5.9%	1.3%	2.3%
Income applicable to common shareholders	6.2%	4.8%	1.1%	0.9%
Other operating data:
EBITDA	$12,690	$11,739	$23,764	$22,994
Net cash provided by operating activities	$10,434	$9,733	$14,301	$14,166
Net cash used in investing activities	$(3,667)	$(559)	$(20,112)	$(4,240)
Net cash provided by (used in) financing activities	$(1,086)	$(2,624)	$13,951	$(610)
Hotel statistics:
RevPAR	$52.71	$49.27	$44.01	$41.25
ADR	$74.72	$73.23	$71.65	$71.14
Average occupancy	70.5%	67.3%	61.4%	58.0%

	September 30,	December 31,
	2004	2003
Consolidated balance sheet data:
Working capital	$4,501	$53
Property and equipment, net	$292,339	$264,039
Total assets	$381,714	$353,225
Total long-term debt	$156,127	$151,437
Debentures due WestCoast Hospitality Capital Trust	$47,423	$—
Total liabilities	$257,106	$201,036
Preferred stock and related additional paid-in capital	$—	$29,412
Total stockholders’ equity	$124,608	$152,189

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

     The following table presents a reconciliation of EBITDA to net income in accordance with GAAP for each of the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
EBITDA	$12,690	$11,739	$23,764	$22,994
Income tax expense	(1,827)	(1,337)	(783)	(1,449)
Interest expense	(4,082)	(2,886)	(11,452)	(8,241)
Depreciation and amortization	(3,283)	(4,284)	(9,574)	(10,047)

Net income	$3,498	$3,232	$1,955	$3,257

Results of Operations

The Three Months Ended September 30, 2004 Compared with the Three Months Ended September 30, 2003

Revenues

     Hotel and restaurant revenues for the three months ended September 30, 2004 increased approximately $1.2 million, or 2.5%, to $50.5 million compared to $49.2 million for the three months ended September 30, 2003.

     Revenue from owned and leased hotels was up $1.8 million compared to the same quarter in 2003. The increase was primarily due to growth of about $2.3 million in room revenue and a decrease of $374 thousand in food and beverage revenue as compared to the third quarter of 2003. Other revenue was down $110 thousand. At our owned and leased hotels, ADR was $73.34 for the three months ended September 30, 2004 compared to $72.23 for the three months ended September 30, 2003. Average occupancy in the third quarter of 2004 for owned and leased hotels was 71.3% versus 67.7% for the same period in 2003. The resulting third quarter RevPAR from owned and leased hotels in 2004 of $52.30 was $3.40 higher than RevPAR in the third quarter of 2003 of $48.90.

     Although demand suffered significantly early in 2003 due, in our opinion, to declining business and excursion travel resulting from national economic challenges, personal spending cutbacks and national security threats, we believe our operating results reflect that our hotel and restaurants segment began to stabilize during the third quarter of 2003 and has continued positive trends into 2004. Our occupancy gains during the first three quarters of 2004 compared to the same periods in 2003 substantiate this belief. These results are typical of the overall national trends. During the third quarter of 2004 our revenue results are indicative of better regional demand for mid-scale hotel rooms and our ability to service that demand through our system of hotels. We also believe the rebranding of 22 hotels from WestCoast to Red Lion hotels, which was completed in the first quarter of 2003, continues to have a positive effect.

     Our strategy has been to increase occupancy through strategic marketing and investment in our properties, and then to increase rate as demand increases for our rooms. Our occupancy has now increased year on year for each of the past ten calendar months and the resulting demand allowed us to increase average daily rate during the third quarter. The combined effect of this strategy is that our RevPAR has increased at a faster rate than our direct competitors over the past year.

     We continue to receive a progressively higher percentage of our reservations through third-party internet channels (alternative distributions system or ADS), on which we generally realize lower room rates. Our central reservations and distribution management technology allows us to manage the yield on these ADS channels on a real-time, hotel-by-hotel basis. We have fixed-charge markup merchant model agreements with nine ADS providers, which typically entitle the provider to keep a fixed percentage of the price paid by the customer for each room booked. This allows us to maximize the yield of a typically lower rated market segment. We launched a pilot ADS channel management program in select hotels on August 1, 2003 and realized positive revenue trends in those properties during the trial period. Subsequently we implemented the ADS channel management program to all system hotels and have experienced continued success in revenue growth. Decreases in ADR began to slow during the third and fourth quarters of 2003. Our success is reflective of our management of these ADS channels and our merchant model agreements. During the third quarter of 2004, we experienced higher system wide ADR compared to the third quarter of 2003 by $1.49. At the same time, system wide occupancy grew from 67.3% to 70.5% between comparative quarters.

     In addition, through the third quarter of 2004, we continued to increase bookings through our focus on direct sales, “Stay Comfortable” advertising campaign and the “We Promise or We Pay” branded website booking initiative. The “We Promise or We Pay” initiative is designed to encourage guests to book on our branded websites of westcoasthotels.com and redlion.com. Through this initiative, we guarantee to our guests that our branded websites will provide the lowest rate available compared to non-opaque ADS channels. Our branded websites have become our single largest source of electronically distributed room revenue. We increased reservation contribution to system hotels over the past year to 36% during the third quarter of 2004 from 28% during the third quarter of 2003. We also began to see the positive effects of our launch of “Net4Guests,” our privately-labeled wireless internet service during the third quarter of 2004. Net4Guests provides hotel guests and GuestAwards frequency program members access to free high speed wireless internet.

     Our brand strengthening initiatives, marketing efforts and technological upgrades are achieving the desired results. Our central reservations system is able to drive more business to our system hotels and a greater percentage of that business is coming through our branded websites. This growth in branded website revenue creates higher yields.

     During the third quarter of 2004 we continued our capital program initiated during the first quarter which significantly improves room amenities with new pillow-top beds and an upgraded pillows and linens package. We also launched a marketing campaign geared specifically to increasing awareness of the Net4Guests and room amenity upgrade programs known as “Stay Comfortable”.

     Franchise, central services and development revenue for the three months ended September 30, 2004 decreased by $214 thousand, or 22.0%, to $759 thousand compared to $973 thousand for the three months ended September 30, 2003. Net changes in franchise fee income accounted for substantially all of this change, with 24 franchises in place during the third quarter of 2003 compared to 23 during the third quarter of 2004.

     Entertainment segment revenue increased $510 thousand for the three month period ended September 30, 2004 to $2.5 million from $2.0 million during the three months ended September 30, 2003. Approximately $522 thousand of the increase was due to increased demand for the Broadway shows produced in 2004 compared to the shows produced in the third quarter of 2003. Ticketing revenue was flat between comparative periods.

     Real estate revenue decreased $33 thousand for the three month period ended September 30, 2004 to $2.1 million from $2.2 million during the three months ended September 30, 2003. The decrease was due primarily to the slightly lower rental rates and fewer achieved percentage rents, partially offset by increased management fee revenue on managed properties.

Direct Expenses

     In aggregate, direct expenses for the three month period ended September 30, 2004 decreased to $46.0 million from $46.5 million for the three months ended September 30, 2003. This represents a decrease of $465 thousand or 1.0% between comparable periods. Direct expenses include direct operating expenses for each of the operating segments, depreciation, amortization, gain or loss on asset dispositions, and conversion expenses, if any.

     Direct hotels and restaurants segment expenses stayed consistent at approximately $38.8 million for both the three months ended September 30, 2004 and 2003. Hotel room related costs were up $571 thousand between comparative quarters due primarily to promotional activities, the costs of the Net4 Guests program, and the general increased cost associated with higher occupancies. Room related labor costs, however, were flat between comparative quarters. Food and beverage costs were down $612 thousand resulting from significantly lower labor costs and the positive effects of our core menu program.

     Direct costs for franchise, central services and development were up a nominal $40 thousand between comparative quarters as activity between the two periods was relatively consistent. In the entertainment segment, direct costs increased $504 thousand in connection with the successful Broadway presentation in the third quarter of 2004 noted above and increased ticket operating expenses. Real estate segment direct expenses were up $79 thousand due primarily to increases in maintenance expenses and increases in commission expense.

     Depreciation and amortization decreased $1.0 million between the third quarter of 2004 and the third quarter of 2003, attributable to two reasons. The third quarter of 2003 reflects a depreciation adjustment of $1.6 million for certain assets previously held for sale in Spokane, Washington for which no such adjustment exists for the third quarter of 2004. This was partially offset by the effect of depreciation of recent capital additions which added to the depreciable base of property and equipment.

     For the three months ended September 30, 2004 the net gain on asset disposals was $134 thousand, related to the recognition of deferred gains over time on both an office building and a hotel totaling $188,000, offset by a loss on the sale of a land parcel in Yakima. The net gain for the three months ended September 30, 2003 was related to a $71 thousand gain on the office building and to gains on certain property and equipment dispositions. In connection with that land sale, we extended our catering agreement with the City of Yakima, Washington.

     The negligible amount of conversion costs in the third quarter of 2003 represent expenses incurred unrelated to property and equipment to re-brand certain hotels to the Red Lion name. No such costs were incurred during the third quarter of 2004.

Undistributed Corporate Expenses

     Undistributed corporate expenses for the three month period ended September 30, 2004 were $672 thousand compared to $712 thousand for the three months ended September 30, 2003. The decrease of $40 thousand was primarily due to decreases in labor costs between periods. Undistributed corporate expense includes general and administrative charges such as corporate payroll, legal expenses, contributions, directors and officers insurance, bank service charges, outside accountants and consultants’ expenses, and investor relations charges. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not distributed to those segments. In contrast, costs more directly related to our business segments such as accounting, human resources and information technology expenses are distributed out to operating segments and included in direct expenses.

Operating Income

     Operating income increased by $2.0 million or 27.7% from $7.2 million for the third quarter of 2003 to $9.2 million for the third quarter of 2004. The increase in operating income was primarily due to strong revenue increases in our hotel operating segment for the reasons previously discussed, while aggregate hotel operating costs remained steady.

Interest Expense

     Interest expense for the three months ended September 30, 2004 was $4.1 million compared to $2.9 million for the three months ended September 30, 2003. The increase of $1.2 million, or 41.4%, was due to a greater average amount of outstanding interest bearing debt, primarily in connection with the addition of the $47.4 million of debentures issued to WestCoast Hospitality Capital Trust (“the Trust”) in the first quarter of 2004. A majority of the proceeds from the debentures were used to retire our then existing preferred stock and eliminate the ongoing dividend requirement of those securities. While these new debentures reflect a 9.5% rate, the interest is tax deductible under current Federal tax law giving them an effective post tax rate of approximately 6.2%. The average pre-tax interest rate on debt during the third quarter of 2004 was 8.0% versus 7.2% during the third quarter of 2003. In addition to the interest rate on the debentures, a substantial portion of our borrowings carry a pre-tax interest rate of 6.7% for ten years, which management believes is a favorable long-term rate.

Other Income (Expense)

     The other income and expense line items are comparable between periods and consistent with our long term historical results.

Income Taxes

     Income tax expense for the third quarter of 2004 increased by $490 thousand to $1.8 million compared to $1.3 million for the third quarter of 2003. The increase was primarily due to higher pre-tax net income for the quarter based upon positive performance, partially offset by increased deductions related to interest on the debentures held by the Trust.

Net Income and Income Applicable to Common Shareholders

     The net income for the three months ended September 30, 2004 of $3.5 million was higher than the net income for the three months ended September 30, 2003 of $3.2 million. The higher income was primarily the result of strong revenue increases in our hotel operating segment for the reasons previously discussed, with aggregate costs remained steady, offset by increased interest expense due to the debentures held by the Trust which were issued in the first quarter of 2004.

     Due to the retirement of all of our Series A and Series B preferred stock in February 2004, preferred stock dividends decreased $634 thousand between the third quarter of 2003 and the third quarter of 2004. As a result, the increase in interest expense was partially offset by the decrease in preferred stock dividends. The resulting income applicable to common shareholders was higher for the third quarter of 2004 compared to the third quarter of 2003 by $900 thousand.

Earnings Per Share

     The earnings per share for the three months ended September 30, 2004 was $0.27 compared to $0.20 for the three months ended September 30, 2003. The net income applicable to common shareholders increased $900 thousand as described above, while the number of weighted average common shares outstanding in both periods remained relatively consistent.

The Nine Months Ended September 30, 2004 Compared with the Nine Months Ended September 30, 2003

Revenues

     Hotel and restaurant revenues for the nine months ended September 30, 2004 increased $2.8 million, or 2.2%, to $129.5 million compared to $126.7 million for the nine months ended September 30, 2003.

     Revenue from owned and leased hotels was up $3.6 million compared to the same period in 2003. The increase was primarily due to growth of about $4.3 million in room revenue between comparable periods, partially offset by declines of $443 thousand in food and beverage revenue as compared to the first three quarters of 2003 primarily due to the closure of one of our hotel restaurants. Incidental revenues from guest amenities were also down $254 thousand primarily related to the closure of one of our hotel gift shops, lower telephone revenue and lower movie rental revenue. At our owned and leased hotels, ADR was $69.77 for the nine months ended September 30, 2004 compared to $69.60 for the nine months ended September 30, 2003. Average occupancy in the first three quarters of 2004 for owned and leased hotels was 60.4% versus 57.7% for the same period in 2003. The resulting RevPAR from owned and leased hotels for the first nine months of 2004 of $42.13 was $1.99 higher than RevPAR in the first nine months of 2003 of $40.14.

     Although demand suffered significantly early in 2003 due, in our opinion, to declining business and excursion travel resulting from national economic challenges, personal spending cutbacks and national security threats, we believe our operating results reflect that our hotel and restaurants segment began to stabilize during the third quarter of 2003 and has continued positive trends into 2004. Our occupancy gains during the first three quarters of 2004 compared to the same periods in 2003 substantiate this belief. These results are typical of the overall national trends. During the third quarter of 2004 our revenue results are indicative of better regional demand for mid-scale hotel rooms and our ability to service that demand through our system of hotels. We also believe the rebranding of 22 hotels from WestCoast to Red Lion hotels, which was completed in the first quarter of 2003, continues to have a positive effect.

     Our strategy has been to increase occupancy through strategic marketing and investment in our properties, and then to increase rate as demand increases for our rooms. Our occupancy has now increased year on year for each of the past ten calendar months and the resulting demand allowed us to increase the average daily rate during the third quarter. The combined effect of this strategy is that our RevPAR has increased at a faster rate than our direct competitors over the past year.

     We continue to receive a progressively higher percentage of our reservations through third-party Internet channels (alternative distributions system or ADS), on which we generally realize lower room rates. Our central reservations and distribution management technology allows us to manage the yield on these ADS channels on a real-time, hotel-by-hotel basis. We have fixed-charge markup merchant model agreements with nine ADS providers, which typically entitle the provider to keep a fixed percentage of the price paid by the customer for each room booked. This allows us to maximize the yield of a typically lower rated market segment. We launched a pilot ADS channel management program in select hotels on August 1, 2003 and realized positive revenue trends in those properties during the trial period. Subsequently we implemented the ADS channel management program to all system hotels and have experienced continued success in revenue growth. Decreases in ADR began to slow during the third and fourth quarters of 2003. Our success is reflective of our management of these ADS channels and our merchant model agreements. During the first three quarters of 2004, we experienced higher system wide ADR compared to the first three quarters of 2003 by $0.51. At the same time, system wide occupancy grew from 58.0% to 61.4% between comparative periods.

     In addition, through the third quarter of 2004, we continued to increase bookings as a result of our focus on direct sales, “Stay Comfortable” advertising campaign and the “We Promise or We Pay” branded website booking initiative. The “We Promise or We Pay” initiative is designed to encourage guests to book on our branded websites of westcoasthotels.com and redlion.com. Through this initiative, we guarantee to our guests that our branded websites will provide the lowest rate available compared to non-opaque ADS channels. Our branded websites have become our single largest source of electronically distributed room revenue. We increased reservation contribution to system hotels over the past year to 34% during the first three quarters of 2004 from 27% during the first three quarters of 2003. We also began to see the positive effects of our launch of “Net4Guests,” our privately-labeled wireless internet service during the third quarter of 2004. Net4Guests provides hotel guests and GuestAwards frequency program members access to free high speed wireless internet.

     Through 2004 we have conducted our capital program initiated during the first quarter which significantly improves room amenities with new pillow-top beds and an upgraded pillows and linens package. We also launched a marketing campaign geared specifically to increasing awareness of the Net4Guests and room amenity upgrade programs known as “Stay Comfortable”.

     Our brand strengthening initiatives, marketing efforts and technological upgrades are achieving the desired results. Our central reservations system is able to drive more business to our system hotels and a greater percentage of that business is coming through our branded websites. This growth in branded website revenue creates higher yields.

     Franchise, central services and development revenue for the nine months ended September 30, 2004 decreased by $900 thousand, or 30.5%, to $2.1 million compared to $3.0 million for the nine months ended September 30, 2003. Net changes in franchise fee income accounted for substantially all of this change, with an average of 27 franchises in place during the first three quarters of 2003 compared to an average of 22 during the first three quarters of 2004.

     Entertainment segment revenue increased approximately $2.0 million for the nine month period ended September 30, 2004, to $8.0 million from $6.0 million during the nine months ended September 30, 2003. Approximately $481 thousand of the increase was due to presentation of six Broadway shows during the first nine months of 2004 compared to three such shows presented during the first nine months of 2003. The remaining increase was primarily due to ticketing income from four new locations we now serve.

     Real estate revenue stayed flat at approximately $6.8 million for both the nine month periods ended September 30, 2004 and 2003. Overall, the segment experienced increased revenues from fees earned on three new management and development projects during the first nine months of 2004 that were not in place during the first quarter of 2003, increased leasing occupancy, and increased management fees for real estate projects. These improvements were offset by slightly lower commission revenue, fewer achieved percentage rents and lower rental rates at one of our owned facilities.

Direct Expenses

     In aggregate, direct expenses for the nine month period ended September 30, 2004 increased to $130.6 million from $128.1 million for the nine months ended September 30, 2003. This represents an increase of $2.5 million or 2.0% between periods. Direct expenses include direct operating expenses for each of the operating segments, depreciation, amortization, gain or loss on asset dispositions and conversion expenses, if any.

     Direct hotels and restaurants segment expenses increased $2.9 million from $106.6 million in the first nine months of 2003 to $109.5 million for the first nine months of 2004. Hotel room related costs were up about $2.1 million between comparative periods due primarily to labor costs for additional hotel staffing related to higher guest service levels and direct sales efforts, promotional activities, the costs of the Net4Guests program, and the general increased costs associated with higher occupancies. Increases in utility costs and worker’s compensation costs also contributed to the increase. Food and beverage costs were down $813,000 resulting from lower labor costs and the positive effects of our core menu program.

     Direct costs for franchise, central services and development were down $260 thousand between comparative periods due to labor savings and cost containment earlier in the year. The entertainment segment direct costs increased $1.7 million in connection with the additional Broadway presentations in the first three quarters of 2004 noted above, reduced profitability in certain operating areas due to non-scalable labor costs, increases in ticketing activity requiring more labor, and advertising costs for the 2004/2005 Broadway season. Real estate segment direct expenses were up $150 thousand due primarily to increases in commissions paid during the first quarter of 2004 and increases in maintenance expenses. Corporate services direct expenses remained consistent between periods.

     Depreciation and amortization decreased $473 thousand or 4.7% between the first nine months of 2004 and the first nine months of 2003, for two primary reasons. The first nine months of 2003 reflected a depreciation catch up adjustment of $2.1 million for certain assets previously held for sale in Spokane, Washington and Kalispell, Montana, for which no such adjustment exists for the first three quarters of 2004. This was offset by the effect of depreciation on recent capital additions which added to the depreciable base of property and equipment.

     For the nine months ended September 30, 2004, the net gain on asset disposals was $530 thousand, related to the recognition of deferred gains over time on both an office building and a hotel, offset by a loss on the sale of a land parcel in Yakima. In connection with that land sale, we extended our catering agreement with the City of Yakima, Washington. The net loss for the nine months ended September 30, 2003 of $579 thousand was related primarily to the disposition of signage related to the rebranding of 22 of our hotels and the disposition of our interest in a hotel venture, offset by the recognition of deferred gains over time on the office building.

     Conversion costs in the first three quarters of 2003 represent expenses incurred unrelated to property and equipment to re-brand hotels to the Red Lion name. No such costs were incurred in 2004.

Undistributed Corporate Expenses

     Undistributed corporate expenses for the nine month period ended September 30, 2004 were $2.3 million compared to $2.0 million for the nine months ended September 30, 2003. The increase of $265 thousand was primarily due to higher employee costs and certain corporate insurance costs. Undistributed corporate expense includes general and administrative charges such as corporate payroll, legal expenses, contributions, directors and officers insurance, bank service charges, outside accountants and consultants expense, and investor relations charges. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not distributed to those segments. In contrast, costs more directly related to our business segments such as accounting, human resources and information technology expenses are distributed out to operating segments and included in direct expenses.

Operating Income

     Operating income increased by $1.1 million or 8.3% from $12.6 million for the first three quarters of 2003 to $13.7 million for the first three quarters of 2004. During the first two quarters of 2004 we experienced a decline in operating income primarily due to increased costs in our operating segments for the reasons previously discussed. During the third quarter of 2004 operating income rebounded, due to strong revenue increases in our hotel operating segment for the reasons previously discussed, with aggregate costs remaining steady.

Interest Expense

     Interest expense for the nine month period ended September 30, 2004 was $11.5 million compared to $8.2 million for the nine months ended September 30, 2003. The increase of $3.2 million, or 39.0%, was due to a greater average amount of outstanding interest bearing debt, primarily in connection with the addition of the $47.4 million of debentures issued to the Trust during the first quarter of 2004. A majority of the proceeds from the debentures were used to retire our then existing preferred stock and eliminate the ongoing dividend requirement of those securities. While these new debentures reflect a 9.5% rate, the interest is tax deductible under current Federal tax law giving them an effective post tax rate of approximately 6.2%. The average pre-tax interest rate on debt during the first three quarters of 2004 was 7.9% versus 6.8% during the first three quarters of 2003. In addition to the interest rate on the debentures, a substantial portion of our borrowings carry a pre-tax interest rate of 6.7% for ten years, which management believes is a favorable long-term rate.

Income Taxes

     Income tax expense for the nine months ended September 30, 2004 was $783 thousand. Income tax expense for the nine months ended September 30, 2003 was $1.4 million. The decrease of $666 thousand in tax expense was primarily due to increased deductions related to interest on the debentures held by the Trust, partially offset by a higher pre-tax net income from operations.

Other Income (Expense)

     The other income and expense line items are comparable between periods and consistent with our long-term historical results. During the first three quarters of 2003, we had $790 thousand of loan fee write-offs, offset by a contract termination fee of $350 thousand and other net gains of $235 thousand.

Net Income (Loss) and Loss Applicable to Common Shareholders

     Net income for the nine months ended September 30, 2004 was $2.0 million, compared to $3.3 million of net income for the nine months ended September 30, 2003. The lower income is primarily the result of increased interest expense due to the trust preferred offering in the first quarter of 2004, partially offset by stronger performance in our operating segments for the reasons previously discussed.

     Due to the retirement of all of our Series A and Series B preferred stock in February 2004, preferred stock dividends decreased $1.5 million between the first three quarters of 2003 and the comparative quarters in 2004. As a result, the increase in interest expense was partially offset by the decrease in preferred stock dividends. The resulting income applicable to common shareholders was higher for the first three quarters of 2004 compared to the first three quarters of 2003 by $236 thousand.

Earnings Per Share

     The earnings per share for the nine months ended September 30, 2004 was $0.12 compared to $0.10 for the nine months ended September 30, 2003. The net income applicable to common shareholders decreased $236 thousand as described above, while the number of weighted average common shares outstanding in both periods remained relatively consistent.

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

     In general, we expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions, renovations and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including our credit facility, the issuance of debt or equity securities and joint ventures.

     Historically, our cash and capital requirements have been satisfied through cash generated from operating activities, borrowings under our credit facilities, and the issuance of equity securities. We believe cash flow from operations, available borrowings under our credit facility and existing cash on hand will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service and other obligations through 2005.

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

     Cash flow from operations for the nine months ended September 30, 2004 totaled $14.3 million compared to $14.2 million for the nine months ended September 30, 2003. Net income, after reconciling adjustments to net cash provided by operations (such as non-cash income statement impacts like depreciation, amortization, write-offs, the deferred tax provision, gains and losses on assets, and the provision for doubtful accounts) totaled $13.1 million for the first three quarters of 2004. For the first three quarters of 2003, net income adjusted for those same items totaled $14.8 million. The difference was predominantly due to lower net operating performance over the nine month comparative periods and non-cash losses for loan fees and property dispositions. Working capital changes, including restricted cash, receivables, accruals, payables, and inventories, provided an additional $1.2 million in cash during the first three quarters of 2004. In the first three quarters of 2003 working capital changes accounted for a $584 thousand decrease in cash.

     Net cash used in investing activities was $20.1 million and $4.2 million for the nine months ended September 30, 2004 and 2003, respectively. Cash additions to property and equipment totaled $19.1 million in the first three quarters of 2004, including $5.3 million related to the acquisition of the Yakima Gateway property, $3.3 million related to the acquisition of the Bellevue property and $10.5 million for other capital projects, primarily at the hotels. This compares to additions for the first three quarters of 2003 of $5.1 million, comprised of an investment in signage related to the 2003 Red Lion rebranding initiative and various other projects in the operating divisions. It also included additions to certain software and equipment which were sold and then leased back later in 2003 as described in our 2003 annual report. The other major variances between the two periods was the $1.4 million investment in the Trust described above, representing 3% of the total capitalization of the Trust and the $2.1 million advance to the Trust to cover the trust preferred offering costs. Lastly, during the second quarter of 2004 we received a $449 thousand distribution and a $1.7 million payment under a note receivable from an equity method investee that owns the WHC Building.

     Net financing activities provided $13.9 million during the first three quarters of 2004, $47.4 million in proceeds from the debenture sale, offset by $29.4 million paid to redeem the Series A and Series B preferred shares. We also paid $1.0 million in dividends during the first quarter of 2004, had scheduled principal payments on long-term debt of $3.3 million and no net activity under the credit facility note payable to bank. This compares to the first three quarters of 2003 which reflects a net $52.1 million repaid on the then existing credit facility note payable to bank, $55.2 million borrowed under term loans, $2.7 million borrowed as interim financing related to equipment leases, $2.8 million paid in scheduled principal payments on long-term debt and capital leases, $1.5 million paid in deferred financing costs, and $1.9 million paid in preferred stock dividends.

     At September 30, 2004, we had $20.9 million in cash and cash equivalents including $4.6 million of cash restricted under securitized borrowing arrangements for future payment of furniture, fixtures and equipment, repairs, insurance premiums and real and personal property taxes. Of the remaining $16.3 million, $13.0 million was held in short-term, liquid investments also readily available for our use.

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

     The Trust used the proceeds of the offering and our investment to purchase from us $47.4 million of our junior subordinated debentures with payment terms that mirror the distribution terms of the trust securities. Interest incurred on the debentures is tax deductible by us under current U.S. Federal tax law and the debentures are uncollateralized. The cost of the trust preferred offering totaled $2.3 million, including $1.7 million of underwriting commissions and expenses and $614 thousand of costs incurred directly by the Trust. The Trust paid these costs utilizing an advance from us. The advance to the Trust is included with other long-term assets on the accompanying consolidated balance sheet. The proceeds received by us from the debenture sale, net of the costs of the trust preferred offering and our investment in the Trust, were $43.7 million.

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

     Our revolving credit agreement with Wells Fargo Bank National Association secured during October 2003 provided a revolving credit facility with a total of $10 million in borrowing capacity. This included two revolving lines of credit: Line A allows for maximum borrowings of $7.0 million and is collateralized by our personal property and five of our owned hotels. Line B allowed for maximum borrowings of $3.0 million and was collateralized by our personal property. Line B expired in October 2004 and was not renewed, leaving the maximum borrowing capacity under the credit agreements at $7.0 million. Interest under the line is computed based, at our option, upon either the bank’s prime rate or certain LIBOR rates.

     The agreement, as amended and effective June 30, 2004, contains certain restrictions and covenants, the most restrictive of which require us to maintain a minimum tangible net worth of $105 million, a minimum EBITDA coverage ratio of 1.25:1 if no more than $1.0 million is outstanding at the covenant measurement date and no more than $1.0 million has been outstanding during the 30 consecutive days prior to the measurement date (otherwise the minimum EBITDA coverage ratio is 1.50:1), and a maximum funded debt to EBITDA (as defined by the bank) ratio of 6.25:1 for the quarters ended September 30, 2004 (which will decrease to 5.50:1 for the fiscal quarter ending December 31, 2004 and remain at that ratio for the remainder of the facility’s term). At September 30, 2004 we were in compliance with the covenants under the credit agreement.

     Line A does not require any principal payments until its maturity date of October 2006. As a result, any future borrowings under this line in 2004 would be reflected as a long-term liability. We utilized Line A during the first quarter of 2004, with the maximum amount borrowed during that quarter of $4.0 million. This borrowing was made prior to the close of our trust preferred offering in February 2004. The line was not used during the second or third quarters of 2004 and at September 30, 2004 no amounts were outstanding under any portion of the credit agreement.

     As of September 30, 2004 we had debt obligations of $203.5 million, of which 97.9%, or $199.2 million, were fixed rate debt securities. $47.4 million of the obligations are uncollateralized debentures due the Trust.

Other Matters

Assets Held for Sale

     At December 31, 2002 we classified two office buildings in Spokane, Washington and the WestCoast Kalispell Center Hotel and Mall with an aggregate net carrying value of $34.4 million as assets held for sale.

     In June 2002, we entered into a purchase and sale agreement with a potential buyer for the WestCoast Kalispell Center Hotel and Mall. Subsequently, in July 2003, our company and the buyer mutually terminated this agreement, at which time we determined that it was no longer in our best interest to continue to market the property for sale. As a result of this decision, the net book value of the Kalispell Center Hotel and Mall of $13.0 million was reclassified from assets held for sale to property and equipment. A depreciation adjustment of $520 thousand was recorded as of June 30, 2003, reflecting non-

cash expenses that would have been recognized had the assets been classified as held and used since July 2002.

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

     As noted elsewhere in this quarterly report, in connection with the offering of trust preferred securities, on February 24, 2004 we paid accrued dividends to that date on both the Series A and Series B Preferred Stock totaling $377 thousand. We then immediately redeemed all of the outstanding and issued shares of the Series A and Series B Preferred Stock for approximately $29.4 million, or $50 per share. There were therefore no dividends paid during the second or third quarter of 2004.

Capital Spending

     We are seeking to create a consistent guest experience across our hotels. During the year ended December 31, 2003, we spent a total of $7.3 million on capital improvement programs, including $5.6 million on our hotels and restaurants. During the first quarter of 2004, excluding the acquisition of the Red Lion Hotel Yakima Gateway for $5.3 million in cash described above, we spent a total of $1.7 million on capital improvements. During the second quarter of 2004, excluding the acquisition of the Red Lion Hotel Bellevue for $3.3 million in cash and assumed debt described above, we spent a total of $4.8 million on capital improvements. During the third quarter we spent $4.0 million on capital improvements. During the remainder of 2004 we expect to spend approximately an additional $4.0 million on capital improvements with a focus on our hotels and restaurants segment, primarily in guest contact areas.

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

Contractual Obligations

     The following tables summarize our significant contractual obligations as of September 30, 2004 (in thousands):

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt	$156,126	$8,581	$9,948	$12,194	$125,403
Operating leases(1)	119,286	6,476	12,953	12,751	87,106
Debentures due WestCoast Hospitality Capital Trust (2)	47,423	—	—	—	47,423

Total contractual obligations(3)	$322,835	$15,057	$22,901	$24,945	$259,932

(1)	Operating lease amounts are net of estimated sub-lease income totaling $9.9 million annually.

(2)	The principal amount of the debentures due the Trust is due in full during February 2044.

(3)	We are not party to any significant long-term service or supply contracts with respect to our processes. We refrain from entering into any long-term purchase commitments in the ordinary course of business.

Asset Dispositions

     There were no significant asset dispositions during the third quarter of 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The following tables summarize the financial instruments held by us at September 30, 2004 and December 31, 2003, which are sensitive to changes in interest rates. At September 30, 2004, approximately 2.1% of our debt was subject to changes in market interest rates and was sensitive to those changes. As of September 30, 2004 we had debt obligations of $203.5 million, of which 97.9%, or $199.2 million, were fixed rate debt securities. $47.4 million of the obligations are uncollateralized debentures due the Trust. At September 30, 2004 there were no outstanding borrowings under our line-of-credit with Wells Fargo Bank National Association. As noted in Management’s Discussion and Analysis of Financial Condition and Results of Operations, our market risk changed during the first quarter of 2004 due to the $46 million trust preferred offering and the retirement of our outstanding preferred stock.

     The following table presents principle cash flows for debt outstanding at September 30, 2004, by maturity date (in thousands).

Outstanding Debt Obligations

	Through
	2004	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Note payable to bank (a)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Long-term debt
Fixed Rate	$1,017	$7,967	$4,287	$4,600	$4,921	$5,295	$123,643	$151,730	$151,730
Variable Rate	$156	$658	$703	$375	$1,928	$174	$402	$4,396	$4,396
Debentures due WestCoast Hospitality Capital Trust	$—	$—	$—	$—	$—	$—	$47,423	$47,423	$49,079

(a)	At September 30, 2004 there were no borrowings against our note payable to bank.

     The following table presents principle cash flows for debt outstanding at December 31, 2003, by maturity date (in thousands).

Outstanding Debt Obligations

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Note payable to bank (a)	$—	$—	$—	$—	$—	$—	$—	$—
Long-term debt
Fixed Rate	$5,056	$7,746	$4,047	$4,344	$4,648	$120,738	$146,579	$146,579
Variable Rate	$611	$652	$697	$370	$1,952	$576	$4,858	$4,858

(a)	At December 31, 2003 there were no borrowings against our note payable to bank.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Changes in Internal Controls

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls during the period to which this quarterly report relates.

PART II — OTHER INFORMATION

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

Item 2. Unregisterd Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None

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

WestCoast Hospitality Corporation

Registrant

	Signature	Title	Date
By:	/s/ Peter P. Hausback	Vice President, Chief Financial Officer	October 29, 2004
(Principal Financial Officer)
Peter P. Hausback

By:	/s/ Anthony F. Dombrowik	Vice President, Corporate Controller	October 29, 2004
(Principal Accounting Officer)
Anthony F. Dombrowik