Form 10-K
period 2004-12-31
WESTCOAST HOSPITALITY CORP
filed 2005-03-29
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The aggregate market value of the registrant’s common stock as of June 30, 2004 was $69.8 million, of which 69.3% or $48.4 million was held by non-affiliates as of that date. There were 13,083,051 shares of the Registrant’s common stock outstanding as of March 15, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Registrant’s 2004 fiscal year, are incorporated by reference herein in Part III.

PART I
      This annual report on Form 10-K includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will” and similar expressions or their negatives are used in this annual report, these are forward-looking statements. Many possible events or factors, including those discussed in “Risk Factors Relating to Our Business” beginning on page 12 of this annual report, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report.
      In this report, “we,” “us,” “our,” “our company” and “the company” refer to WestCoast Hospitality Corporation and, as the context requires, its wholly and partially owned subsidiaries, and “WestCoast” refers to WestCoast Hospitality Corporation. The term “the system” or “system of hotels” refers to our entire group of owned, leased, managed and franchised hotels.

Item 1.	Business
Introduction
      We are a NYSE-listed hospitality and leisure company primarily engaged in the ownership, management, development and franchising of mid-scale and upper mid-scale, full service hotels under our Red Lion and WestCoast brands. In addition to our hotel operations, we are engaged in entertainment and real estate operations. As of December 31, 2004, our hotel system contained 67 hotels located in 12 states and one Canadian province, with more than 11,500 rooms and 532,000 square feet of meeting space. We own and operate 42 hotels, of which 29 are wholly owned and 13 are leased. We manage 3 hotels owned by third parties and franchise 22 hotels.
      Our hotels are known for their meeting facilities and superior food and beverage operations. Our mix of business is well balanced between group business, business travelers, and the leisure traveler with the mix varying by location. We maintain and manage our own Central Reservation Call Center with links to the various travel agent global distribution systems (“GDS”) and the electronic distribution channels on the internet including our branded websites www.redlion.com and www.westcoasthotels.com. To support our owned, managed and franchised hotels we provide all the services typical in our industry: marketing, sales, advertising, frequency program, revenue management, procurement, quality assurance, education and training and design and construction. In 2004, our sales and marketing efforts and our reservation channels delivered approximately 34% of a system hotel’s room revenue.
      In November 2004 we announced our plan to invest $40.0 million to improve comfort, freshen décor and upgrade technology. At the same time, we announced our plan to divest 11 of our non-strategic owned hotels, one of our real estate office buildings and certain other non-core properties (collectively referred to as “the divestment properties”). The activities of those 11 hotels and the real estate property are considered discontinued operations under generally accepted accounting principles. Unless otherwise identified using phrases such as “from continuing operations”, all references to system hotels, owned or leased hotels, hotel statistics, and measurements of financial performance such as net income and EBITDA include the activities of those discontinued operations.
      For the year ended December 31, 2004, we reported a net loss of approximately $6.3 million, compared to net income of approximately $1.2 million in 2003. This decrease of $7.5 million between years includes a net of tax non-cash impairment charge of approximately $5.8 million related to four of the divestment properties. It also includes an increase of $4.4 million in interest expense between years primarily related to the issuance of $47.4 million of interest bearing debentures to WestCoast Hospitality Capital Trust. The net proceeds from the issuance of the debentures of $43.7 million were used to retire in full our then outstanding Series A and Series B cumulative preferred shares totaling $29.8 million including accrued dividends. Operating income (which results only from continuing operations) was $11.2 million for the year ended December 31, 2004, up 2.6% as compared to 2003.

      EBITDA represents net income (or loss) before interest expense, income tax benefit or expense, depreciation, and amortization. We utilize EBITDA as a financial measure because management believes that investors find it to be a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core on-going operations. EBITDA from continuing operations is calculated in the same manner, but excludes the operating activities of business units identified as discontinued. As discussed further in Item 6 of this Form 10-K, EBITDA is not intended to represent net income or loss as defined by generally accepted accounting principles in the United States and such information should not be considered as an alternative to net income, cash flows from operations or any other measure of performance prescribed by generally accepted accounting principles in the United States.
      Our EBITDA from continuing operations for the year ended December 31, 2004 was $22.6 million, up 4.5% from 2003 EBITDA of $21.6 million. However, due primarily to the non-cash impairment charge of approximately $8.9 million related to four of the divestment properties, total EBITDA, including that from discontinued operations, was $18.3 million for the year ended December 31, 2004 as compared to $25.3 million in 2003.
      For the year ended December 31, 2004, we recorded a loss applicable to common shareholders of $6.7 million or $0.51 per common share. For the years ended December 31, 2003 and 2002 we recorded income or (loss) applicable to common shareholders of ($1.3) million and $5.4 million, respectively, or ($0.10) and $0.42 per share, respectively.
      A comprehensive discussion of net income or loss for the years ended December 31, 2004, 2003 and 2002, individual operating unit performances, general corporate expenses and other significant items can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report.
Overview and Company Strategy
      As discussed above, we are a hospitality and leisure company. We intend to grow our hotel operations primarily by expanding the number of hotels franchised under the Red Lion brand. We are initially focusing our growth in the Western United States and Canada by pursuing a “hub and spoke” pattern of establishing brand penetration in key cities, followed by expansion into adjoining markets. We intend to increase the number of management agreements of third-party owned hotels by marketing our management and reservation services and we will also seek opportunities to grow through acquisitions of whole or partial interests in hotels.
      Through our entertainment division, which includes our TicketsWest.com, Inc. subsidiary (“TicketsWest”), we engage in activities complementary to the operation of the hotels in our system. TicketsWest provides event ticket distribution services and promotes and presents a variety of entertainment productions in communities in which we have a hotel presence. TicketsWest offers ticketing inventory management systems, call center services and outlet and electronic channel distribution. We have also developed an electronic ticketing platform that is integrated with our electronic hotel distribution system, allowing us to cross-sell leisure and entertainment packages to promote occupancy in system hotels.
      Our real estate division engages in the traditional real estate related services that we have pursued since we were originally founded, including developing, managing and acting as a broker for sales and leases of commercial and multi-unit residential properties. Our real estate division derives a substantial part of its revenues from fees it generates from services it provides to third parties. This division also provides services that we utilize for our hotels and other real estate that we own and lease.
      We trace our history back to 1937, with the founding of our predecessor as a general commercial real estate development and management business. In the 1970s, our predecessor began focusing on the development and management of hotels. Our company was incorporated in the State of Washington on April 25, 1978 as its successor. We continued to grow our hotel business under the brand name Cavanaugh’s throughout the 1980s and 1990s, and in 1998 we completed the initial public offering of our common stock. We acquired WestCoast Hotels, Inc. on December 31, 1999, which added more than 4,800 rooms in 20 cities to our system of hotels, enhanced our presence in certain key western “hub” markets, including Seattle, Portland, San Francisco and Southern California, and launched our company into the franchise business. Following this acquisition, we rebranded our Cavanaughs hotels to the WestCoast brand and changed our name to WestCoast Hospitality Corporation. On December 31, 2001 we acquired Red Lion Hotels, Inc., which added more than 7,400 rooms in 40 cities to our system of hotels, further enhanced our presence in a number of “hub” markets and afforded us the opportunity to expand our franchise business to include the Red Lion brand.
      Our senior management team, led by our President and Chief Executive Officer, Arthur M. Coffey, brings an experienced and innovative approach to the management of our operations. Our senior management team has extensive business experience, and five members of the team have been with our company for more than 20 years. Our senior management team’s strengths include hotel development, ownership and management; e-commerce; franchising, sales and marketing; food and beverage management; entertainment production and real estate services. Their extensive expertise, along with their diverse working backgrounds provides our company with a broad perspective from which we can make strategic management and operational decisions.
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
      Comparable hotels are hotels that have been owned, leased, managed or franchised by us for more than one year. Throughout this annual report, unless otherwise stated, RevPAR, ADR and average occupancy statistics are calculated using statistics for comparable hotels. When presented in this annual report, the above performance measures will be identified as belonging to a particular market segment, system wide, or for continuing operations versus discontinued operations or total combined operations.
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

      The following table illustrates, for the periods indicated, revenue per reportable business segment and the percentage of total revenue generated by each segment, excluding the activities of business units identified as discontinued operations in the consolidated financial statements. For additional information regarding segments, please refer to “Business Segments” in the notes to our consolidated financial statements that are part of this annual report (in thousands).

	2004	2003	2002

Revenue:
Hotels and restaurants	$143,193	$140,360	$149,105
Franchise, central services and development	2,600	3,642	4,137
Entertainment	11,615	7,980	7,430
Real estate	5,416	5,209	5,291
Corporate services	319	337	283

Total revenues	$163,143	$157,528	$166,246

Revenue — common size basis:
Hotels and restaurants	87.8%	89.1%	89.7%
Franchise, central services and development	1.6%	2.3%	2.5%
Entertainment	7.1%	5.1%	4.4%
Real estate	3.3%	3.3%	3.2%
Corporate services	0.2%	0.2%	0.2%

Total revenues	100.0%	100.0%	100.0%

Hotel Operations
      Hotel operations include our hotels and restaurants business segment, as well as our franchise, central services and development segment.

Owned and Leased Hotels
      We owned and operated 29 hotels with a total of 5,303 rooms and more than 257,000 square feet of meeting space as of December 31, 2004. The number of owned properties includes three hotels for which the underlying land is leased. The lease expiration dates range from 2014 to 2062. For additional information, refer to “Operating Lease Commitments” in the notes to the consolidated financial statements. We operate restaurants in 24 of our owned hotels. Two of these 24 hotels also contain a restaurant space under lease to a third party.
      As of December 31, 2004 we leased 13 hotels with a total of 2,184 rooms and more than 99,000 square feet of meeting space. Under these leases, we are responsible for hotel operations and management. We recognize revenues and associated expenses with leased hotel operations. Lease terms typically require us to pay fixed monthly rent and variable rent based on a percentage of revenue if certain sales thresholds are reached. In addition, we are responsible for repairs and maintenance, operating expenses and management of operations. Refer to “Operating Lease Commitments” in the notes to the consolidated financial statements for additional information. We operate restaurants in 11 of our leased hotels. Each of the remaining two leased hotels has a restaurant under lease to a third party.
      Of these 42 hotels, 11 have been identified as assets held for sale and are classified as discontinued operations on the consolidated balance sheets and for the consolidated statements of operations. Those 11 hotels aggregate 1,694 rooms and approximately 58,000 square feet of meeting space.

Managed Hotels
      As of December 31, 2004, we managed three third-party owned hotels with a total of 476 rooms and more than 43,000 square feet of meeting space. We refer to these hotels as managed hotels. Under the typical management agreement, we manage virtually all aspects of the hotel’s operations, while the hotel owner is responsible for operating and other expenses. Our management fee is normally based on a percentage of the hotel’s gross revenue plus an incentive fee based on operating performance. The duration of our management agreements varies, and hotel owners in some cases have renewal options.

Franchised Hotels
      As of December 31, 2004, we had franchise arrangements with 22 hotels that were owned and operated by third parties under our licensed brand names. These hotels, which we refer to as franchised hotels, had at that date a total of 3,560 rooms and more than 132,000 square feet of meeting space. We do not have management or operational responsibility for franchised hotels. However, we do provide certain services to those hotels, including reservation systems, advertising and national sales, a guest loyalty program, revenue management tools, quality inspections and brand standards. We receive payments for use of the brand names and for the central services programs we administer for our franchisees.

Hotel Brands
      The hotels in our system primarily operate under the Red Lion brand. Our Red Lion brand is nationally recognized and is typically associated with three-and four-star full-service hotels. As discussed below, we plan to focus our growth strategy on conversion of new hotels to our Red Lion brand. Our WestCoast brand is associated with distinctive and independently recognized hotels that are known apart from their WestCoast affiliation and are located in the western region of the United States.

Statistical Information
      The following tables provide certain information about our system of hotels as of December 31, 2004.

			Meeting Space
	Hotels	Rooms	(sq. ft.)

Owned or Leased Hotels:(1)
Red Lion Hotels	38	6,642	312,528
WestCoast Hotels	3	692	40,500
Other Brands	1	153	3,945

	42	7,487	356,973

Managed Hotels:
Red Lion Hotels	1	150	5,234
WestCoast Hotels	1	72	1,800
Other Brands	1	254	36,000

	3	476	43,034

Franchised Hotels:
Red Lion Hotels	21	3,303	117,543
WestCoast Hotels	1	257	15,000

	22	3,560	132,543

Total	67	11,523	532,550

	Year Ended December 31, 2004

	Average
	Occupancy	ADR	RevPAR

Owned or Leased Hotels:
Continuing Operations	60.4%	$71.31	$43.06
Discontinued Operations	49.1%	58.97	28.93

	57.8%	68.94	39.86

Combined System Wide(2)	58.6%	$71.28	$41.75

Red Lion Hotels (Owned, Leased, Managed and Franchised)(3)	59.2%	$70.24	$41.60

(1)	Statistics include 11 hotels previously identified as discontinued business units, aggregating 1,649 rooms and 57,645 square feet of meeting space.

(2)	Includes all hotels owned, leased, managed and franchised for greater than one year by WestCoast Hospitality Corporation. No adjustment has been made for hotels classified as discontinued operations.

(3)	Includes all hotels owned, leased, managed and franchised for greater than one year operated under the Red Lion brand name. No adjustment has been made for hotels classified as discontinued operations.
Hotel System Growth Strategy
      We intend to grow our hotel operations primarily by increasing the number of hotels franchised and managed under our Red Lion brand, with an initial focus on the western region of the United States and Canada. We anticipate that most of our growth will come through conversion of three-and four-star hotels to the nationally recognized Red Lion brand. Our expansion of the Red Lion brand will follow our “hub and spoke” expansion model. Initially, we will seek to achieve market penetration in a hub. Then we will seek to expand into surrounding areas to increase brand penetration in the market.
      Key to this growth strategy is the planned $40.0 million reinvestment in our existing owned and leased Red Lion hotels, one of the most significant facility improvement programs in company history. This investment accelerates our ongoing program to improve hotel quality by increasing customer comfort, freshening decor and modernizing with new technology. We believe that by improving the quality of our existing product in areas where customers’ quality expectations are continuing to grow, we both position our continuing operations to take advantage of the growth potential in our existing markets, and make the Red Lion brand more attractive for franchise opportunities.
      We intend to increase the number of management agreements we have with third-party hotel owners by marketing our management services. We believe that our experience in managing our own hotels and those of third parties gives us a competitive advantage to obtain such agreements. We also intend to seek opportunities to sell reservation and distribution management services to hotels that want to remain independent.
      Our strategy has been to increase occupancy through strategic marketing and investment in our properties, and then to increase rate as demand increases for our rooms. Our occupancy has now increased year on year for each of the past thirteen consecutive calendar months and the resulting demand allowed us to increase the average daily rate during 2004. The combined effect of this strategy is that our RevPAR has increased at a faster rate than many of our direct competitors over the past year.
      We continue to receive a higher percentage of our reservations through electronic distribution systems that include our own branded website and third-party Internet channels (alternative distribution systems or ADS). Our central reservations and distribution management technology allows us to manage the yield on these ADS channels on a real-time, hotel-by-hotel basis. We have fixed-charge markup merchant model agreements with nine ADS providers, which typically entitle the provider to keep a fixed percentage of the price paid by the customer for each room booked. This allows us to maximize the yield of a typically lower rated market segment. Our focus on our branded website has made it our single largest source of online reservations, allowing us to further maximize our yield on those types of bookings.

      In addition, through 2004, we continued to increase bookings as a result of our focus on direct sales, our “Stay Comfortable” advertising campaign and the “We Promise or We Pay” branded website booking initiative. The “We Promise or We Pay” initiative is designed to encourage guests to book on redlion.com or westcoasthotels.com. Through this initiative, we guarantee to our guests that our branded websites will provide the lowest rate available compared to non-opaque ADS channels. We have also begun to see the positive effects of our launch of “Net4Guests,” our privately-labeled wireless internet service. Net4Guests provides hotel guests and GuestAwards frequency program members access to free high speed wireless internet.
      In 2004 we initiated our additional capital improvement program focused on guest contact areas which significantly improves room amenities with new pillow-top beds and an upgraded pillows and linens package. We also launched a marketing campaign geared specifically to increasing awareness of the Net4Guests and room amenity upgrade programs known as “Stay Comfortable”. During 2004, we spent a total of $10.9 million on capital improvements projects for the hotel and restaurants segment. During the year ended December 31, 2003, we spent $5.6 million on capital improvement programs for our hotels and restaurants. Our previously announced re-investment plan for $40.0 million in capital improvement projects, began in 2005 and is expected to be concluded in 2006.
Guest Loyalty Program
      In 2003, we integrated the best features of our Red Lion Club and WestAwards guest loyalty programs in order to enhance guest services with a single expanded guest loyalty program called “GuestAwards.” We continue to promote guest loyalty by providing our guests the flexibility to earn air miles with each qualifying hotel stay or points for every eligible dollar charged to the guest room. GuestAward points are redeemable for complimentary hotel stays, air miles or travel, car rental, merchandise, entertainment and other incentives. We continue to actively pursue cooperative redemption arrangements with marketing partners to expand the appeal and flexibility of our loyalty plan.
E-Commerce
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
      We are continuing to see positive results from our strategy of managing the ADS channels to drive incremental revenue and increase brand exposure. At the same time, revenue growth on our branded websites has exceeded our expectations. In the fourth quarter of 2004, we selected Zentropy Partners, a leading Internet consultancy, to redevelop our branded websites. With four of five phases complete, the new websites are scheduled to launch in the second quarter of 2005. With a focus on ease of use and comprehensiveness of content, both conversion and unique visitor traffic are expected to increase. To help drive traffic to the new sites, we joined Sidestep, the leading meta-search referral site, with participation scheduled to begin concurrent with the launch of the new sites.
Team Red
      We encourage our associates and their families to volunteer for “Team Red”, our innovative community outreach program designed to benefit local communities. We continue to build on our long-term commitment to assist and support our local communities through Team Red and other civic initiatives.
Marketing
      Our marketing strategy provides quality and value to the hotels in our system. Through consistent national and regional messaging in high visibility markets, we reach the majority of our target segments. In addition, we offer intelligence tools such as rate management strategies, competitive set benchmarking and market demand reports to the hotels.
Competition
      The lodging industry is comprised of numerous national, regional and local hotel companies. We compete against these companies in the mid-scale and upper mid-scale full-service hotel segment of the industry, primarily in downtown and waterfront locations. Competition for occupancy is focused on three major segments of traveler: the business traveler, which is a significant occupancy driver for our hotel system; the convention and group business traveler, which utilizes room nights, meeting space and food and beverage operations; and the leisure traveler. Leisure travelers occupy approximately the same number of rooms as the convention and group business travelers, however, their travel is seasonal in nature. Marketing efforts throughout the year are geared towards these three major segments.
      We also compete with other hotel operators and management companies for hotels to add to our system. Our competitors include management companies as well as large hotel chains that own and operate their own hotels and franchise their brands.
Trademarks
      We have registered the following trademarks with the U.S. Patent and Trademark Office: Red Lion, WestCoast, WestAwards, TicketsWest, GuestAwards, Net4Guests, Stay Comfortable and G&B (G&B Real Estate Services is the name used by our real estate division). We have also registered some of these trademarks in Canada and Mexico. We also own various derivatives of these trademarks, each of which is registered with or has a registration application pending with the U.S. Patent and Trademark Office. Our trademarks and the associated name recognition are valuable to our business.
Employees
      As of December 31, 2004, we employed approximately 3,650 persons on a full-time and part-time basis, with 3,240 in hotel operations and the remainder in our administrative office and our entertainment and real estate divisions. Approximately 270 persons working in hotel operations were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and organized settlement of labor disputes. We believe our employee relations are satisfactory.
Seasonality
      Our business is subject to seasonal fluctuations. Significant portions of our revenues and profits are realized from May through October. Our results for any quarter may not be indicative of the results that may be achieved for the full fiscal year. In addition, results are affected by national and regional economic conditions, including the magnitude and duration of economic slowdowns and rebounds in the United States; actual and threatened terrorist attacks and international conflicts and their impact on travel; and weather conditions.

Non-core Asset Sales
      We continue to focus on our hotel operations and, as a result, may from time to time seek to opportunistically divest our interests in non-core assets to reinvest in our hotel business. On November 23, 2004, the Board of Directors approved a plan for the sale over the next twelve months to third party buyers of the following 11 hotels and other real estate owned by us:

Hotels
WestCoast Ridpath Hotel , Spokane, WA	WestCoast Outlaw Hotel, Kalispell, MT
Budget Inn, Spokane, WA	Red Lion Inn Kalispell, Kalispell, MT
Red Lion Hotel Yakima Gateway, Yakima, WA	Red Lion Inn Bend South, Bend, OR
Red Lion Inn Aberdeen, Aberdeen, WA	Red Lion Hotel Hillsboro, Hillsboro, OR
Red Lion ParkCenter Suites, Boise, ID	Red Lion Inn Klamath Falls, Klamath Falls, OR
Red Lion Hotel on the Falls, Idaho Falls, ID

Other Real Estate
Crescent Building (retail/office), Spokane, WA
Condominium units, Sandpoint, ID
Undeveloped property, Kennewick, WA
Undeveloped property, Pasco, WA
      The activities of the hotels and the Crescent Building are considered discontinued operations under generally accepted accounting principles. The net impact of the operations of these business units is segregated and separately disclosed on our consolidated statement of operations, comparative for all periods presented. Likewise, the assets and liabilities of the business are segregated and separately stated on the consolidated balance sheet for all periods presented. The remaining other real estate is considered held for sale under generally accepted accounting principles, but does not meet the definition of a discontinued operation. These assets held for sale are separately disclosed on the consolidated balance sheet as of December 31, 2004. Seven of the properties being sold are in markets where we currently have more than one hotel. We consider our other hotels in these markets to be best positioned for growth potential and for future returns on our reinvestment strategy.
Risk Factors Relating to Our Business

Our operating results are subject to conditions affecting the lodging industry.
      Our revenues and our operating results are subject to conditions affecting the lodging industry. These include:

—	changes in the national, regional or local economic climate;

—	actual and threatened terrorist attacks and international conflicts and their impact on travel;

—	local conditions such as an oversupply of, or a reduction in demand for, hotel rooms;

—	the attractiveness of the hotels in our system to consumers and competition from other hotels;

—	the quality, philosophy and performance of the managers of the hotels in our system;

—	increases in operating costs due to inflation and other factors such as increases in the price of energy, healthcare or insurance;

—	changes in travel patterns, extreme weather conditions and cancellation of or changes in events scheduled to occur in our markets; and

—	the need to periodically repair and renovate the hotels in our system.

      Changes in any of these conditions could adversely impact hotel room demand and pricing and result in reduced occupancy, ADR and RevPAR or could otherwise adversely affect our results of operations and financial condition. We have a limited ability to pass through increased operating costs in the form of higher room rates, so that such increased costs could result in lower operating margins.

If we are unable to compete successfully, our business may be materially harmed.
      The lodging industry is highly competitive. Competition in the industry is primarily based on service quality, range of services, brand name recognition, convenience of location, room rates, guest amenities and quality of accommodations. We compete with other national limited and full service hotel companies as well as various regional and local hotels. Many of our competitors have a larger network of locations and greater financial resources than our company. Additionally, new and existing competitors may offer significantly lower rates, greater convenience, services or amenities or superior facilities, which could attract customers away from our hotels, resulting in a decrease in occupancy, ADR and RevPAR for our hotels. Changes in demographics and other changes in our markets may also adversely impact the convenience or desirability of our hotel locations thereby reducing occupancy, ADR and RevPAR and otherwise adversely impacting our results of operations and financial condition.

Due to the geographic concentration of the hotels in our system, our results of operations and financial condition are subject to fluctuations in regional economic conditions.
      Of the hotels in our system at December 31, 2004, 51 are located in Oregon, Washington, Idaho or Montana. Therefore, our results of operations and financial condition may be significantly affected by the economy of the Pacific Northwest, which is dependent in large part on a limited number of major industries, including agriculture, tourism, technology, timber and aerospace. These industries may be affected by:
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
      Real estate assets generally cannot be sold quickly. In general, we may not be able to vary our portfolio of hotels or other real estate promptly in response to economic or other conditions. This inability to respond promptly to changes in the performance of our assets could adversely affect our financial condition and ability to service debt, including the debentures. In addition, sales of appreciated real property could generate material adverse tax consequences, which may make it disadvantageous for us to sell certain of our hotels. We are currently attempting to sell 11 hotels, one office building, and several other real estate investment properties. If unsuccessful in our efforts, our financial condition and earnings could be adversely impacted.

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
      As of December 31, 2004, there were 22 hotels in our system that were owned by others and operated under franchise agreements with us. Although these agreements generally specify a fixed term, they typically contain various early termination provisions, such as the right to terminate upon notice by paying us a termination fee, or the right to terminate if we fail to contribute a negotiated level of revenue to the franchisee through our reservation systems. We cannot assure you that these agreements will be renewed, or that they will not be terminated prior to the end of their respective terms. If these franchise agreements are not renewed, or are terminated prior to the expiration of their respective terms, the resulting decrease in revenue and loss of market penetration could have an adverse effect on our results of operations and financial condition.

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
      We intend to acquire additional hotels and we may acquire additional ticket and entertainment operations in the future. We also intend to continue the redevelopment and re-branding of other acquired hotels into “Red Lion” hotels. In addition, we expect to develop new hotels in the future, depending on market conditions. Hotel redevelopment, renovation and new project development are subject to a number of risks, including:

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
      As of December 31, 2004, our hotel system contained 67 hotels located in 12 states and one Canadian province, with more than 11,500 rooms and 532,000 square feet of meeting space. We managed 45 of these hotels, including 29 owned hotels, 13 leased hotels and three third-party owned hotels. The remaining 22 hotels were owned and operated by third-parties franchisees. We also own commercial and other properties. Accordingly, we are subject to varying degrees of risk that generally arise from the ownership of real property. Revenue from our hotels and other real estate may be adversely affected by changes beyond our control, including the following:

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
      As of March 15, 2005, Donald K. Barbieri, our Chairman of the Board, had sole voting and investment power with respect to 9.4% of our outstanding shares of common stock. Heather Barbieri, his ex-spouse, had sole voting and investment power with respect to 8.3% of our outstanding shares of common stock. Pursuant to a trust agreement, Donald K. Barbieri and Heather Barbieri share voting and investment power with respect to 6.7% of our outstanding shares of common stock. Richard L. Barbieri, who is also a director and Donald K. Barbieri’s brother, beneficially owned 4.0% of our outstanding shares of common stock as of March 15, 2005. David M. Bell, who is one of our executive officers and the brother-in-law of Donald K. and Richard L. Barbieri, beneficially owned 4.2% of our outstanding shares of common stock as of that same date. In addition, we believe that other members of the Barbieri family who are not directors, executive officers or 5% shareholders individually hold outstanding common stock. As such, to the extent they are willing and able to act in concert, they may have the ability as a group to approve or block actions requiring the approval of our shareholders, including a merger or a sale of all the assets of our company or a transaction that results in a change of control.

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
      We place substantial reliance on the lodging industry experience and the institutional knowledge of members of our senior management team. Mr. Coffey, Mr. Narayan and Mr. Taffin are particularly important to our future success due to their substantial experience in the lodging industry and their long history with either the Red Lion brand or our company. The loss of the services of these members of our senior management team could hinder our ability to effectively manage our business and implement our growth strategies. Finding suitable replacements for Mr. Coffey, Mr. Narayan, or Mr. Taffin could be difficult, and competition for such personnel of similar experience is intense. We do not carry key person insurance on any of our senior management.

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

We are subject to risks associated with managing and leasing properties owned by third parties.
      We plan to continue to manage and lease properties owned by third parties. Risks associated with these activities include the risks that:

—	the contracts (which are typically cancelable upon 30-days’ notice or upon major events, including sale of the property) will be terminated by the property owner or will be lost in connection with a sale of such property;

—	the contracts might not be renewed upon expiration or might not be renewed on terms consistent with current terms; and

—	rental revenues upon which management and leasing fees are based will decline as a result of general real estate market conditions or specific market factors affecting properties managed or leased by us, resulting in decreased management or leasing fee income.

The performance of our entertainment division is particularly subject to fluctuations in economic conditions.
      Our entertainment division, which comprised 7.1% of our total revenues from continuing operations in 2004, engages in event ticketing and the presentation of various entertainment productions. We have in the past attracted additional hotel guests by cross-selling to them tickets to entertainment events through our TicketsWest subsidiary. Our entertainment division is vulnerable to risks associated with changes in general regional and economic conditions, the potential for significant competition and a change in consumer trends, among others. In addition, we face the risk that Broadway shows and other entertainment productions will not tour the Pacific Northwest or that such productions will not choose us as a presenter or promoter.

We face risks relating to litigation.
      At any given time, we are subject to claims and actions incidental to the operation of our business. The outcome of these proceedings cannot be predicted. If a plaintiff were successful in a claim against our company, we could be faced with the payment of a material sum of money and we may not be insured for such a loss. If this were to occur it could have an adverse effect on our financial condition.

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
      Our operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of compliance with future environmental legislation. Under current federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to remediate such contaminated property properly, may adversely affect the ability of the owner of the property to borrow using such property as collateral for a loan or to sell such property. Environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated, and may impose remedial or compliance costs. The costs of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could have an adverse effect on our results of operations and financial condition. We have not performed Phase II environmental assessments on two of our owned properties for which Phase II assessments were recommended, because we determined that any further investigation was not warranted. We cannot assure you that these properties do not have any environmental concerns associated with them. While we have not been notified by any governmental authority and we have no other knowledge of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in connection with any of our properties, we have not performed Phase I environmental assessments on all of our leased properties, and we cannot assure you that we will not discover problems that currently exist but of which we have no current knowledge that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our existing and future properties will not be affected by the condition of neighboring properties (such as the presence of leaking underground storage tanks) or by third parties (whether neighbors such as dry cleaners or others) unrelated to us.

We have incurred debt financing and may incur increased indebtedness in connection with future acquisitions.
      Our outstanding indebtedness as of December 31, 2004 was $202.4 million, including $47.4 million of debentures related to our trust preferred offering during the first quarter of 2004. Much of our outstanding indebtedness is secured by individual properties. Neither our Articles of Incorporation nor our Bylaws limit the amount of indebtedness that we may incur. Subject to limitations in our debt instruments, we may incur additional debt in the future to finance acquisitions and renovations and for general corporate purposes. Accordingly, we could become highly leveraged, resulting in an increase in debt service that could adversely affect our operating cash flow. Our continuing indebtedness could increase our vulnerability to general economic and lodging industry conditions (including increases in interest rates) and could impair our ability to obtain additional financing in the future and to take advantage of significant business opportunities that may arise. Our indebtedness is, and will likely continue to be, secured by mortgages on our owned hotels. We cannot assure you that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets, including our hotels, to foreclosure. Adverse economic conditions could cause the terms on which borrowings become available to be unfavorable to us. In such circumstances, if we are in need of capital to repay indebtedness in accordance with its terms or otherwise, we could be required to sell one or more hotels in our system at times that may not permit realization of the maximum return on our investments. Economic conditions could result in higher interest rates, which would increase debt service requirements on variable rate debt and could reduce the amount of cash available for various corporate purposes.

The increasing use of third-party travel websites by consumers may adversely affect our profitability.
      Some of our hotel rooms may be booked through third-party travel websites such as Travelocity.com, Expedia.com and Priceline.com. If these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. We believe that these Internet intermediaries hope that consumers will eventually develop brand loyalties to their reservation systems. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through Internet intermediaries increases significantly, room revenues may flatten or decrease and our profitability may be adversely affected.

Item 2.	Properties
Overview
      Our hotel properties provide caring service and comfortable accommodations at competitive prices consistent with the markets they serve. We seek to maintain consistent quality in our system of hotels, all of which offer valuable services such as dining, fitness centers, business services or other ancillary services. In addition, guest rooms are well equipped with products important to both leisure and business travelers. Most of our hotels offer flexible meeting space to service the group and convention markets. We continue to invest in our hotel properties to maintain quality conditions.
Hotel Listing
      The following table outlines a complete listing of all our hotel properties as of December 31, 2004:

		Total	Meeting
		Available	Space
Property	Location	Rooms	(sq. ft.)

Red Lion — Owned Hotels
Red Lion Hotel Eureka	Eureka, California	175	4,890
Red Lion Hotel Redding	Redding, California	192	6,800
(2) Red Lion ParkCenter Suites — Boise	Boise, Idaho	236	2,200
(2) Red Lion Hotel on the Falls — Idaho Falls	Idaho Falls, Idaho	138	8,800
Red Lion Hotel Pocatello	Pocatello, Idaho	150	13,000
Red Lion Templin’s Hotel on the River	Post Falls, Idaho	164	11,000
Red Lion Hotel Canyon Springs — Twin Falls	Twin Falls, Idaho	112	5,085
Red Lion Colonial Hotel — Helena	Helena, Montana	149	15,500
(2) Red Lion Inn Kalispell	Kalispell, Montana	63	300
(2) Red Lion Inn Bend South	Bend, Oregon	75	—
(2) Red Lion Hotel Hillsboro	Hillsboro, Oregon	123	3,200
(2) Red Lion Inn Klamath Falls	Klamath Falls, Oregon	108	1,200
Red Lion Hotel Salt Lake Downtown	Salt Lake City, Utah	392	12,000
(2) Red Lion Inn Aberdeen	Aberdeen, Washington	66	—
Red Lion Hotel Columbia Center — Kennewick	Kennewick, Washington	162	9,700
Red Lion Hotel Olympia	Olympia, Washington	190	16,500
Red Lion Hotel Pasco	Pasco, Washington	279	17,240
Red Lion Hotel Port Angeles Washington	Port Angeles, Washington	186	3,010
Red Lion Hotel Richland Hanford House	Richland, Washington	149	9,247
Red Lion Bellevue Inn	Bellevue, Washington	181	5,700
Red Lion Hotel on Fifth Avenue	Seattle, Washington	297	13,800
Red Lion Hotel Seattle Airport	Seattle, Washington	146	4,500
Red Lion Hotel at the Park	Spokane, Washington	400	30,000
(2) Red Lion Hotel Yakima Gateway	Yakima, Washington	172	8,000
Red Lion Hotel Yakima Center	Yakima, Washington	153	11,000

		Total	Meeting
		Available	Space
Property	Location	Rooms	(sq. ft.)

WestCoast — Owned Hotels
WestCoast Kalispell Center	Kalispell, Montana	132	10,500
(2) WestCoast Outlaw Hotel	Kalispell, Montana	218	14,000
(2) WestCoast Ridpath Hotel	Spokane, Washington	342	16,000
Other — Owned Hotels
(2) Budget Inn	Spokane, Washington	153	3,945

Owned Hotels (29 properties)		5,303	257,117

Red Lion — Leased Hotels
Red Lion Hotel Sacramento	Sacramento, California	376	19,644
Red Lion Hotel Boise Downtowner	Boise, Idaho	182	8,600
Red Lion Inn Missoula	Missoula, Montana	76	640
Red Lion Inn Astoria	Astoria, Oregon	124	5,118
Red Lion Inn Bend North	Bend, Oregon	75	2,000
Red Lion Hotel Coos Bay	Coos Bay, Oregon	143	5,000
Red Lion Hotel Eugene	Eugene, Oregon	137	5,600
Red Lion Hotel Medford	Medford, Oregon	185	9,552
Red Lion Hotel Pendleton	Pendleton, Oregon	170	9,769
Red Lion Hotel Kelso/ Longview	Kelso, Washington	162	8,670
Red Lion River Inn	Spokane, Washington	245	2,800
Red Lion Hotel Vancouver (at the Quay)	Vancouver, Washington	160	14,785
Red Lion Hotel Wenatchee	Wenatchee, Washington	149	7,678

Leased Hotels (13 properties)		2,184	99,856

Red Lion — Managed Hotels
Red Lion Silverdale Hotel	Silverdale, Washington	150	5,234
WestCoast — Managed Hotels
WestCoast Cape Fox Lodge	Ketchikan, Alaska	72	1,800
Other — Managed Hotels
The Grove	Boise, Idaho	254	36,000

Managed Hotels (3 properties)		476	43,034

(1) Red Lion — Franchised Hotels
Red Lion Inn & Suites Victoria	Victoria, BC Canada	85	450
Red Lion Hotel Bakersfield	Bakersfield, California	165	6,139
Red Lion Hotel Modesto	Modesto, California	186	6,600
Red Lion Hanalei Hotel San Diego	San Diego, California	416	16,000
Red Lion Hotel Denver Central	Denver, Colorado	297	15,206
Red Lion Hotel Denver Downtown	Denver, Colorado	170	1,240
Red Lion Hotel Lewiston	Lewiston, Idaho	183	12,259
Red Lion Hotel Butte	Butte, Montana	131	4,250
Red Lion Hotel & Casino Elko	Elko, Nevada	223	3,000
Red Lion Hotel & Casino Winnemucca	Winnemucca, Nevada	107	1,271
Red Lion Hotel Lawton	Lawton, Oklahoma	169	3,100
Red Lion Inn & Suites McMinnville	McMinnville, Oregon	67	1,312
Red Lion Inn Portland Airport	Portland, Oregon	68	650
Red Lion Hotel Portland Convention Center	Portland, Oregon	174	6,000
Red Lion Hotel Salem	Salem, Oregon	150	10,000
Red Lion Hotel Austin	Austin, Texas	300	12,000
Red Lion Hotel Seattle South	Seattle, Washington	118	3,990
Red Lion Inn at Salmon Creek	Vancouver, Washington	89	1,100
Red Lion Wyoming Inn of Jackson	Jackson, Wyoming	73	192
Selkirk Lodge at Schweitzer Mountain — a Red Lion Hotel	Sandpoint, Idaho	82	8,784
White Pine Lodge at Schweitzer Mountain — a Red Lion Hotel	Sandpoint, Idaho	50	4,000

		Total	Meeting
		Available	Space
Property	Location	Rooms	(sq. ft.)

WestCoast — Franchised Hotels
Valley River Inn — a WestCoast Hotel	Eugene, Oregon	257	15,000

Franchised Hotels (22 properties)		3,560	132,543

Total — All Hotels (67 properties)		11,523	532,550

Hotel Summary
Red Lion Hotels (60 properties)		10,095	435,305
WestCoast Hotels (5 properties)		1,021	57,300
Other Hotels (2 properties)		407	39,945

Total — All Hotels (67 properties)		11,523	532,550

(1)	Subsequent to December 31, 2004 the agreement with the Red Lion Wyoming Inn of Jackson expired and was not renewed. Also, in January 2005 we entered into a new franchise agreement with the Red Lion Hotel on the River in Portland, Oregon, a 318 room property with approximately 34,000 square feet of meeting space.

(2)	At December 31, 2004 the identified hotel is included as one of the divestment properties discussed below.
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
Other Properties
      In addition to the hotels noted above, the company maintains direct ownership interest in two office buildings in Spokane, Washington, a retail mall in Kalispell, Montana and other miscellaneous real estate investments.

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

Item 4.	Submission of Matters to a Vote of the Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WEH”. The following table sets forth for the periods indicated the high and low closing sale prices for the common stock on the NYSE.

	High	Low

2004
Fourth Quarter (ended December 31, 2004)	6.10	4.92
Third Quarter (ended September 30, 2004)	5.74	4.80
Second Quarter (ended June 30, 2004)	6.87	5.19
First Quarter (ended March 31, 2004)	6.65	4.71
2003
Fourth Quarter (ended December 31, 2003)	5.00	4.53
Third Quarter (ended September 30, 2003)	5.65	4.25
Second Quarter (ended June 30, 2003)	5.35	3.46
First Quarter (ended March 31, 2003)	5.77	4.28
      The last reported sale price of the common stock on the NYSE on March 15, 2005 was $6.92. As of March 15, 2005, there were approximately 87 shareholders of record of the common stock.
      We do not anticipate paying any cash dividends on the common stock in the foreseeable future. We intend to retain earnings to provide funds for the continued growth and development of our business. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. Any determination to pay cash dividends in the future will be at the discretion of our board of directors and will depend upon, among other things, our results of operations, financial condition, contractual restrictions and other factors deemed relevant by our board. Our board will periodically review our company’s dividend policy on common shares.

Item 6.	Selected Financial Data
      The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. The selected consolidated statement of operations and balance sheet data are derived from our audited financial statements. The audited consolidated financial statements for certain of these periods are included elsewhere in this annual report. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified in their entirety by, our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this annual report (in thousands except per share amounts).

	Year Ended December 31,

	2004	2003	2002	2001	2000

Consolidated Statement of Operations Data:(1)
Continuing Operations
Total revenues	$163,143	$157,528	$166,246	$95,828	$100,015
Direct expenses(2)	$148,622	$143,928	$144,134	$77,002	$78,599
Operating income	$11,248	$10,960	$19,995	$16,930	$19,750
Net income (loss) from continuing operations	$(890)	$1,560	$7,083	$6,372	$4,379
Net income (loss) from continuing operations applicable to common shareholders(3)	$(1,267)	$(980)	$4,506	$6,372	$4,379
Earnings (loss) per share applicable to common shareholders before discontinued operations:
Basic	$(0.10)	$(0.07)	$0.35	$0.50	$0.34
Diluted	$(0.10)	$(0.07)	$0.34	$0.50	$0.34
Discontinued Operations
Impairment loss on discontinued operations, net of income tax benefit	$(5,770)	$—	$—	$—	$—
Income (loss) from operations of discontinued business units, net of income tax expense or benefit	$375	$(341)	$924	$1,207	$1,442
Earnings (loss) on discontinued operations:
Basic	$(0.41)	$(0.03)	$0.07	$0.09	$0.11
Diluted	$(0.41)	$(0.03)	$0.07	$0.09	$0.11
Total Earnings Common Share
Basic	$(0.51)	$(0.10)	$0.42	$0.59	$0.45
Diluted	$(0.51)	$(0.10)	$0.41	$0.59	$0.45
Weighted average shares outstanding:
Basic	13,049	12,999	12,975	12,953	12,941
Diluted	13,049	12,999	13,285	13,239	13,237

	Year Ended December 31,

	2004		2003	2002	2001	2000

Consolidated Balance Sheet Data:(1)
Working capital(5)	$2,147		$729	$(9,094)	$(6,373)	$(34,060)
Assets of discontinued operations	$61,757		$63,349	$64,049	$65,302	$72,144
Assets held for sale	$1,599		$—	$20,555	$7,581	$—
Property and equipment, net	$223,132		$204,199	$193,451	$209,157	$185,005
Total assets	$364,612		$353,225	$356,710	$359,649	$304,834
Notes payable to bank	$—		$—	$52,100	$54,250	$106,500
Total long-term debt and capital lease obligation	$133,211		$128,687	$89,788	$100,304	$39,698
Debentures	$47,423		$—	$—	$—	$—
Liabilities of discontinued operations	$22,879		$23,580	$17,548	$18,419	$18,069
Long-term debt included with discontinued operations	$21,744		$22,749	$16,575	$17,377	$16,729
Total liabilities	$248,225		$201,036	$202,594	$210,834	$194,097
Preferred stock and related additional paid-in capital	$—		$29,412	$30,131	$30,377	$—
Total stockholders’ equity	$116,387		$152,189	$154,116	$148,815	$110,737
Other Data:(1)
EBITDA(4)	$18,268	(6)	$25,269	$33,610	$35,352	$34,239
EBITDA from continuing operations(4)	$22,602		$21,628	$29,212	$30,048	$28,767
Net cash provided by operating activities	$10,889		$11,338	$14,306	$16,368	$11,954
Net cash used in investing activities	$(21,876)		$(1,310)	$(8,656)	$(22,928)	$(7,482)
Net cash provided by (used in) financing activities	$12,777		$(2,659)	$(9,511)	$7,697	$(5,353)
Notes for Selected Financial Data Table

(1)	The consolidated balance sheet data reflects the acquisition of Red Lion Hotels, Inc. as of December 31, 2001. The results of operations for that entity is included in the consolidated statements of operations beginning the day of the acquisition going forward. The comparability of the schedule is also affected by the change in accounting for goodwill amortization beginning with the year ended December 31, 2002. Lastly, the activities and balance sheet of discontinued operations have been reflected on a comparable basis for all years presented.

(2)	Direct expenses include all direct segment expenses, depreciation and amortization, gain or loss on asset dispositions, and conversion expenses.

(3)	Net income or loss applicable to common shareholders represents net income less earned dividends on preferred stock, if applicable for the period presented.

(4)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is not intended to represent net income as defined by generally accepted accounting principles in the United States and such information should not be considered as an alternative to net income, cash flows from operations or any other measure of performance prescribed by generally accepted accounting principles in the United States.

(5)	Represents current assets less current liabilities, excluding assets and liabilities of discontinued operations and assets held for sale.

(6)	Includes a pre-tax non-cash impairment charge of $8.9 million during the fourth quarter of 2004 on four hotels.

      As noted, EBITDA represents net income (or loss) before interest expense, income tax benefit or expense, depreciation, and amortization. We utilize EBITDA as a financial measure because management believes that investors find it to be a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core on-going operations. We believe it is a complement to net income and other financial performance measures. EBITDA from continuing operations is calculated in the same manner, but excludes the operating activities of business units identified as discontinued. EBITDA is not intended to represent net income or loss as defined by generally accepted accounting principles in the United States and such information should not be considered as an alternative to net income, cash flows from operations or any other measure of performance prescribed by generally accepted accounting principles in the United States.
      We use EBITDA to measure the financial performance of our owned and leased hotels because it excludes interest, taxes, depreciation and amortization, which bear little or no relationship to operating performance. By excluding interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our properties and operations. We generally pay federal and state income taxes on a consolidated basis, taking into account how the applicable taxing laws apply to our company in the aggregate. By excluding taxes on income, we believe EBITDA provides a basis for measuring the financial performance of our operations excluding factors that our hotels cannot control. By excluding depreciation and amortization expense, which can vary from hotel to hotel based on historical cost and other factors unrelated to the hotels’ financial performance, EBITDA measures the financial performance of our hotels without regard to their historical cost. For all of these reasons, we believe that EBITDA provides us and investors with information that is relevant and useful in evaluating our business. We believe that the presentation of EBITDA from continuing operations is useful for the same reasons, in addition to using it for comparative purposes for our intended operations going forward.
      However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA from continuing operations excludes the activities of operations we have determined to be discontinued, it does not reflect the totality of operations as experienced for the periods presented. EBITDA, as defined by us, may not be comparable to EBITDA as reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income, which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.

      The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income (loss) for the periods presented: (in thousands).

	Year Ended December 31,

	2004	2003	2002	2001	2000

EBITDA from continuing operations	$22,602	$21,628	$29,212	$30,048	$28,767
Income tax benefit (expense) — continuing operations	876	(51)	(3,860)	(3,788)	(2,487)
Interest expense — continuing operations	(13,828)	(9,679)	(9,389)	(10,667)	(13,292)
Depreciation and amortization — continuing operations	(10,540)	(10,338)	(8,880)	(9,221)	(8,609)

Net income (loss) from continuing operations	(890)	1,560	7,083	6,372	4,379
Income (loss) on discontinued operations	(5,395)	(341)	924	1,207	1,442

Net income (loss)	$(6,285)	$1,219	$8,007	$7,579	$5,821

EBITDA(2)	$18,268 (1)	$25,269	$33,610	$35,352	$34,239
Income tax benefit (expense)	3,781	132	(4,369)	(4,503)	(3,306)
Interest expense	(15,507)	(11,150)	(10,717)	(12,092)	(14,660)
Depreciation and amortization	(12,827)	(13,032)	(10,517)	(10,323)	(9,578)
Amortization of goodwill	—	—	—	(855)	(874)

Net income (loss)	$(6,285)	$1,219	$8,007	$7,579	$5,821

(1)	Includes a non-cash impairment charge of $8.9 million during the fourth quarter of 2004 on four hotels.

(2)	The reconciling items from EBITDA to net income (loss) include the income taxes, interest expense, depreciation and amortization of discontinued operations and therefore cannot be readily derived from the disclosure presented on our Consolidated Statement of Operations. Please refer to Note 4 of the 2005 Consolidated Financial Statements for disclosure of those same line items that are included in calculation the net income (loss) from discontinued operations.
      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment annually and also in the event of an impairment indicator. The adoption of SFAS No. 142 on January 1, 2002, resulted in the elimination of goodwill amortization of $855 thousand for the years ended December 31, 2004, 2003 and 2002.

      Net income and earnings per share adjusted for goodwill amortization for 2001 and years prior compared to fiscal 2004, 2003 and 2002 is as follows (in thousands except per share data):

	Year Ended December 31,

	2004	2003	2002	2001	2000

Reported net income (loss) applicable to to common shareholders	$(6,662)	$(1,321)	$5,430	$7,579	$5,821
Add back: goodwill amortization, net of tax	—	—	—	537	542

Adjusted net income (loss) to common shareholders	$(6,662)	$(1,321)	$5,430	$8,116	$6,363

Basic earnings (loss) per share:
Reported net income (loss)	$(0.51)	$(0.10)	$0.42	$0.59	$0.45
Goodwill amortization	—	—	—	0.04	0.04

Adjusted earnings (loss) per share-basic	$(0.51)	$(0.10)	$0.42	$0.63	$0.49

Diluted earnings (loss) per share:
Reported net income (loss)	$(0.51)	$(0.10)	$0.41	$0.59	$0.45
Goodwill amortization	—	—	—	0.04	0.04

Adjusted earnings (loss) per share-diluted	$(0.51)	$(0.10)	$0.41	$0.63	$0.49

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis should be read in connection with our consolidated financial statements and the notes thereto and the other financial information included elsewhere in this annual report.
Overview
      We operate in four reportable segments: hotels and restaurants; franchise, central services and development; entertainment; and real estate. The hotels and restaurants segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels and from management fees charged to the owners of our managed hotels. Management fees are typically based on a percentage of the hotel’s gross revenues plus an incentive fee based on operating performance. The franchise, central services and development segment is engaged primarily in licensing our brands to franchisees. This segment generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners in exchange for the use of our brands and access to our central services programs (reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards). The entertainment segment derives revenue primarily from ticketing services and promotion and presentation of entertainment productions. The real estate segment generates revenue from owning, managing, leasing and developing commercial and multi-unit residential properties.

      A summary of our consolidated results, balance sheet data and hotel statistics as of and for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands, except per share amounts):

	Year Ended December 31,

	2004	2003	2002

Consolidated Statement of Operations Data:
Hotels and restaurants	$143,193	$140,360	$149,105
Franchise, central services and development	2,600	3,642	4,137
Entertainment	11,615	7,980	7,430
Real estate	5,416	5,209	5,291
Corporate services	319	337	283

	$163,143	$157,528	$166,246
Direct expenses	$148,622	$143,928	$144,134
Undistributed corporate expenses	$3,273	$2,640	$2,117
Operating income	$11,248	$10,960	$19,995
Interest expense	$13,828	$9,679	$9,389
Income tax expense (benefit)	$(876)	$51	$3,860
Net income (loss) from continuing operations	$(890)	$1,560	$7,083
Income (loss) on discontinued operations , net of tax effect	$(5,395)	$(341)	$924
Net income (loss)	$(6,285)	$1,219	$8,007
Income (loss) applicable to common shareholders	$(6,662)	$(1,321)	$5,430
Earnings (loss) per common share:
Basic
Earnings (loss) applicable to common shareholders before discontinued operations	$(0.10)	$(0.07)	$0.35
Earnings (loss) on discontinued operations	$(0.41)	$(0.03)	$0.07

Earnings (loss) applicable to common shareholders	$(0.51)	$(0.10)	$0.42

Diluted
Earnings (loss) applicable to common shareholders before discontinued operations	$(0.10)	$(0.07)	$0.34
Earnings (loss) on discontinued operations	$(0.41)	$(0.03)	$0.07

Earnings (loss) applicable to common shareholders	$(0.51)	$(0.10)	$0.41

	Year Ended December 31,

	2004	2003	2002

Consolidated Balance Sheet Data (end of period):
Working capital(1)	$2,147	$729	$(9,094)
Assets of discontinued operations	$61,757	$63,349	$64,049
Property and equipment, net	$223,132	$204,199	$193,451
Total assets	$364,612	$353,225	$356,710
Liabilities of discontinued operations	$22,879	$23,580	$17,548
Notes payable to bank	$—	$—	$52,100
Total long-term debt and capital lease obligation	$133,211	$128,687	$89,788
Debentures due WestCoast Hospitality Capital Trust	$47,423	$—	$—
Total liabilities	$248,225	$201,036	$202,594
Preferred stock and related additional paid-in capital	$—	$29,412	$30,131
Total stockholders’ equity	$116,387	$152,189	$154,116

(1)	Represents current assets less current liabilities, excluding assets and liabilities of discontinued operations and assets held for sale for all periods presented.

      Key hotel and restaurant segment revenue data from continuing operations are as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Hotel and restaurant segment revenues:
Room revenues	$90,427	$85,354	$90,497
Food and beverage revenues	46,614	47,089	50,415
Amenities and other department revenues	5,383	5,843	6,320
Management contract revenue	769	2,074	1,873

Total hotel and restaurant segment revenues	$143,193	$140,360	$149,105

      System wide performance statistics are as follows:

	Year Ended December 31, 2004			Year Ended December 31, 2003			Year Ended December 31, 2002

	Average			Average			Average
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR

Owned or leased hotels:
Continuing operations	60.4%	$71.31	$43.06	57.5%	$70.94	$40.82	59.2%	$72.82	$43.13
Discontinued operations	49.1%	58.97	28.93	46.7%	57.46	26.81	49.1%	57.91	28.41

	57.8%	$68.94	$39.86	55.1%	$68.35	$37.65	56.9%	$69.91	$39.79

Combined system wide	58.6%	$71.28	$41.75	55.2%	$70.59	$38.94	56.9%	$72.54	$41.26

Red Lion Hotels (owned, leased, managed and franchised)	59.2%	$70.24	$41.60	56.0%	$69.54	$38.92	57.3%	$70.63	$40.46

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Revenues
      Hotel and restaurant revenues from continuing operations for the year ended December 31, 2004 increased $2.8 million, or 2.0%, to $143.2 million compared to $140.4 million for the year ended December 31, 2003. Revenue from owned and leased hotels was up $4.1 million compared to 2003. The increase was primarily due to growth of about $5.1 million in room revenue between comparable periods, or 5.9%. Occupied rooms increased 5.0% in 2004 compared to 2003 and ADR is up $0.37 to $71.31. The resulting $43.06 RevPAR from owned and leased hotels that are part of 2004 continuing operations was $2.24 higher than RevPAR in 2003 of $40.82. These increases are partially offset by declines of $475 thousand in food and beverage revenue as compared to 2003, primarily due to the closure of one of our hotel restaurants. Incidental revenues from guest amenities and other sources is also down $460 thousand, primarily related to the closure of one of our hotel gift shops, lower telephone revenue and lower movie rental revenue. Revenue from management of third party hotels, included in this segment, is down $1.3 million for 2004 from $2.1 million in 2003 to $769 thousand in 2004 due to a decrease in the number of hotels under management agreements.
      2004 was a period of strong growth for us. Demand suffered significantly early in 2003 due, in our opinion, to declining business and excursion travel resulting from national economic challenges, personal spending cutbacks and national security threats. We believe that our operating results reflect that our hotel and restaurants segment began to stabilize during the third quarter of 2003 and has continued these positive trends through 2004. Our occupancy gains during each month of 2004 compared to the same periods in 2003 substantiate this belief. These results are typical of the overall national trends. During the third and fourth quarters of 2004, our revenue results are indicative of better regional demand for mid-scale and upper mid-scale hotel rooms and our ability to service that demand through our system of hotels. We also believe the rebranding of 22 hotels from WestCoast to Red Lion hotels, which was completed in the first quarter of 2003, continues to have a positive effect.

      Our strategy has been to increase occupancy through strategic marketing and investment in our properties, and then to increase rate as demand increases for our rooms. Our occupancy has now increased year on year for each of the past thirteen calendar months and the resulting demand allowed us to increase the average daily rate during the fourth quarter. We believe that the combined effect of this strategy is that RevPAR has increased at a faster rate than many of our direct competitors over the past year.
      We continue to receive a higher percentage of our reservations through electronic distribution systems that include our own branded website and third-party Internet channels (alternative distributions system or ADS). Our central reservations and distribution management technology allows us to manage the yield on these ADS channels on a real-time, hotel-by-hotel basis. We have fixed-charge markup merchant model agreements with nine ADS providers, which typically entitle the provider to keep a fixed percentage of the price paid by the customer for each room booked. This allows us to maximize the yield of a typically lower rated market segment. Our focus on our branded website has made it our single largest source of online reservations, allowing us to further maximize our yield on those types of bookings. Our success is reflective of our management of these ADS channels and our merchant model agreements. During 2004, we experienced higher system wide ADR compared to 2003 by $0.69. At the same time, our system wide occupancy grew from 55.2% to 58.6% between comparative years.
      In addition, through 2004 we continued to increase bookings as a result of our focus on direct sales, “Stay Comfortable” advertising campaign and the “We Promise or We Pay” branded website booking initiative. The “We Promise or We Pay” initiative is designed to encourage guests to book on our branded websites of westcoasthotels.com and redlion.com. Through this initiative, we guarantee to our guests that our branded websites will provide the lowest rate available compared to non-opaque ADS channels. Our branded websites have become our single largest source of electronically distributed room revenue. We increased reservation contribution, measured in terms of revenue, to system hotels over the past year to 34% during 2004 from 26% during 2003. We also began to see the positive effects of our launch of “Net4Guests,” our privately-labeled wireless internet service during the third quarter of 2004 and into the fourth quarter. Net4Guests provides hotel guests and GuestAwards frequency program members access to free high speed wireless internet.
      In 2004 we have initiated our capital improvement program which significantly improved room amenities with new pillow-top beds and an upgraded pillows and linens package. We also launched a marketing campaign geared specifically to increasing awareness of the Net4Guests and room amenity upgrade programs known as “Stay Comfortable”.
      Our brand strengthening initiatives, marketing efforts and technological upgrades are achieving the desired results. Our central reservations system is able to drive more business to our system hotels and a greater percentage of that business is coming through our branded websites. Revenue derived through our branded website yields a higher margin for the system hotels than other electronic distribution sources.
      Franchise, central services and development revenue for the year ended December 31, 2004 decreased by $1.0 million, or 28.6%, to $2.6 million compared to $3.6 million for the year ended December 31, 2003. Net changes in franchise fee income accounted for substantially all of this change, with an average of 27 franchises in place during 2003 compared to an average of 22 during 2004.
      Entertainment segment revenue increased approximately $3.6 million, or 45.6% for the year ended December 31, 2004, to $11.6 million from $8.0 million during the year ended December 31, 2003. Approximately $2.7 million of the increase was due to presentation of nine Broadway shows during 2004 compared to four such shows presented during 2003. The remaining increase was primarily due to ticketing income from four new locations we now serve.
      Real estate revenue from continuing operations is up 4.0% to $5.4 million for the year ended December 31, 2004 compared to $5.2 million for 2003. Overall, the segment experienced increased revenues from fees earned on three new management and development projects during 2004 that were in place for only a portion of 2003. It also experienced increased leasing occupancy, and increased management fees for real estate projects. These improvements were offset by slightly lower commission revenue, fewer achieved percentage rents, and lower rental rates at an owned facility.

Direct Expenses
      In aggregate, direct expenses for the year ended December 31, 2004 increased to $148.6 million from $143.9 million for 2003. This represents an increase of $4.7 million or 3.3% between periods. Direct expenses include direct operating expenses for each of the operating segments, depreciation, amortization, gain or loss on asset dispositions and conversion expenses, if any.
      Direct hotels and restaurants segment expenses increased $3.0 million from $120.9 million in 2003 to $123.9 million for the year ended December 31, 2004. Hotel room related costs were up about $2.1 million between comparative periods due primarily to labor costs for additional hotel staffing related to higher guest service levels and direct sales efforts, promotional activities, the costs of the Net4Guests program, and the general increased costs associated with higher occupancies. Also, our hotels experienced an overall 4.3% increase in utility costs, maintenance costs, and sales department related expenses. Medical benefits and worker’s compensation costs also contributed to the increase. Food and beverage costs were down $799 thousand, resulting from lower labor costs and the positive effects of our core menu program. Facility and land lease expense is down $595 thousand due to the reduced lease expense from having purchased the Yakima and Bellevue properties, partially offset by the increase in lease expense related to the sale leaseback of the River Inn Property discussed below.
      Direct costs for franchise, central services and development were down $109 thousand between comparative periods due to labor savings and cost containment earlier in the year. The entertainment segment direct costs increased $3.5 million in connection with the additional Broadway presentations in 2004 noted above, reduced profitability in certain operating areas due to non-scalable labor costs, increases in ticketing activity requiring more labor, and advertising costs for the 2004/2005 Broadway season. Real estate segment direct expenses from continuing operations were down $31 thousand on consistent activity between periods. Corporate services direct expenses also remained consistent between periods.
      Depreciation and amortization increased $202 thousand or 2.0% between 2004 and 2003, for two primary reasons. The operating results for 2003 reflected a depreciation catch up adjustment for certain assets previously held for sale in Spokane, Washington and Kalispell, Montana, for which no such adjustment exists for in 2004. This was offset by the effect of depreciation on recent capital additions which added to the depreciable base of property and equipment.
      For the year ended December 31, 2004, the net gain recognized on asset disposals was $1.1 million, related to the recognition of deferred gains over time on both a previously sold office building and hotel, and a $418 thousand gain on the sale of undeveloped land in Spokane, Washington, offset by a loss on the sale of a land parcel in Yakima. In connection with that land sale, we extended our catering agreement with the City of Yakima, Washington. The net loss for the year ended December 31, 2003 of $339 thousand was related primarily to the disposition of signage related to the rebranding of 22 of our hotels and the disposition of our interest in a hotel venture, offset by the recognition of deferred gains over time on the office building.
      Conversion costs in 2003 represent expenses incurred unrelated to property and equipment to re-brand hotels to the Red Lion name. No such costs were incurred in 2004.

Undistributed Corporate Expenses
      Undistributed corporate expenses for the year ended December 31, 2004 were $3.3 million compared to $2.6 million for the year ended December 31, 2003. The increase of $633 thousand was primarily due to higher employee costs and certain corporate insurance costs. Undistributed corporate expense includes general and administrative charges such as corporate payroll, legal expenses, contributions, directors and officers insurance, bank service charges, outside accountants and consultants expense, and investor relations charges. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not distributed to those segments. In contrast, costs more directly related to our business segments such as accounting, human resources and information technology expenses are distributed out to operating segments and are included in direct expenses.

Operating Income
      Operating income from continuing operations increased by $288 thousand or 2.6% from $10.9 million for 2003 to $11.2 million for 2004. During the first two quarters of 2004 we experienced a decline in operating income primarily due to increased costs in our operating segments for the reasons previously discussed. During the third and fourth quarters of 2004 operating income rebounded, due to strong revenue increases in our hotel operating segment for the reasons previously discussed, with aggregate costs remaining steady and proportionate to the revenue base. This rebound more than offset the declines from the first two quarters.

Interest Expense
      Interest expense for the year ended December 31, 2004 was $13.8 million compared to $9.7 million for the year ended December 31, 2003. The increase of $4.1 million, or 42.9%, was due to a greater average amount of outstanding interest bearing debt, primarily in connection with the addition of the $47.4 million of debentures issued during the first quarter of 2004 to WestCoast Hospitality Capital Trust (“the Trust”), a Deleware statutory trust sponsored by us. A majority of the proceeds from the debentures were used to retire our then existing preferred stock and eliminate the ongoing dividend requirement of those securities. While these new debentures reflect a 9.5% rate, the interest is tax deductible under current U.S. Federal tax law giving them an effective post tax rate of approximately 6.2%. The average pre-tax interest rate on debt during 2004 was 7.8% versus 7.3% during 2003. In addition to the interest rate on the debentures, a substantial portion of our borrowings carry a pre-tax interest rate of 6.7% for ten years, which management believes is a favorable long-term rate.

Other Income (Expense)
      The other income and expense line items are comparable between periods and consistent with our long-term historical results. During 2003, we had $927 thousand of loan fee write-offs, offset by a contract termination fee of $390 thousand and other miscellaneous net gains.

Income Taxes
      Income tax benefit on continuing operations for 2004 was $876 thousand. Income tax expense for 2003 was $51 thousand. The change of $927 thousand in tax provision was primarily due to increased deductions related to interest on the debentures held by the Trust, partially offset by a higher pre-tax net income from operations.

Net Income (Loss) From Continuing Operations
      Net loss from continuing operations for 2004 was $890 thousand, compared to net income from continuing operations for 2003 of $1.6 million. The lower income was primarily the result of increased interest expense due to the trust preferred offering in the first quarter of 2004, partially offset by stronger performance in our operating segments for the reasons previously discussed.

Discontinued Operations
      In connection with our November 2004 announcement of plans to invest $40.0 million to improve comfort, freshen décor and upgrade technology at our hotels, we implemented a plan to divest 11 of our non-strategic owned hotels, one of our real estate office buildings and certain other non-core properties (collectively referred to as “the divestment properties”). The activities of those 11 hotels and the real estate property are considered discontinued operations under generally accepted accounting principles.
      We evaluated the divestment properties for potential impairment in accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” As a result, four of the hotel assets included in the divestment properties were determined to have been impaired, $8.9 million in aggregate, or $5.8 million net of the expected income tax benefit of $3.1 million. The impairment amount was calculated using expected sales prices, less expected transaction costs, as compared to the carrying value at the date of the evaluation, in November 2004. That impairment amount is reflected, net of income tax impact, as part of discontinued operations.
      Also in November 2004, the 11 hotels and the office building were reclassified as assets held for sale, specifically designated as discontinued operations. All of the results of operations of these 11 hotels and office building have been reclassified from continued operations to discontinued operations in the consolidated statement of operations. Depreciation of these assets, if previously appropriate, has been suspended. For comparative purposes, for periods prior to 2004 the balance sheet and operations activity for the properties considered discontinued has been reclassified to conform to the 2004 presentation.
      The net impact on consolidated earnings of the activities of the discontinued operations was $375 thousand of net income for the year ended December 31, 2004, including tax impact. This includes $25 thousand of aggregate net impact from the 11 hotels and $350 thousand of net impact from the office building. This compares to the year ended December 31, 2003 for which the discontinued operations had a net impact on consolidated earnings of a $341 thousand net loss including tax impact. The 2003 balance includes aggregate activity of the 11 hotels of a $486 thousand net loss and a $145 thousand net income from the office building.

Net Income (Loss) and Loss Applicable to Common Shareholders
      The net loss for the year ended December 31, 2004 was $6.3 million, compared to net income of $1.2 for the year ended December 31, 2003. The lower net income is primarily the result of the $5.8 million net of tax impairment discussed above, increased interest expense due to the trust preferred offering in the first quarter of 2004, partially offset by stronger performance in our operating segments for the reasons previously discussed.
      Due to the retirement of all of our Series A and Series B preferred stock in February 2004, preferred stock dividends decreased $2.2 million between the 2003 and 2004. As a result, the increase in interest expense was partially offset by the decrease in preferred stock dividends. The resulting net loss applicable to common shareholders was $6.7 million for 2004 compared to $1.3 million for 2003.

Earnings Per Share
      The loss per share for 2004 was $0.51 compared to a loss of $0.10 for 2003. The net loss applicable to common shareholders increased $5.3 million as described above, while the number of weighted average common shares outstanding in both periods remained relatively consistent.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Revenues
      Hotel and restaurant revenues from continuing operations for the year ended December 31, 2003 declined by $8.7 million, or 5.9%, to $140.4 million compared to $149.1 million in 2002. The decrease was primarily due to reductions of about $5.1 million in room revenue and $3.3 million in food and beverage revenue. At our owned and leased hotels, ADR was $70.94 in 2003 compared to $72.82 in 2002. Average occupancy in 2003 for owned and leased hotels was 57.5% versus 59.2% in 2002. The resulting 2003 RevPAR of $40.82 was $2.31 lower than 2002.
      Although demand suffered significantly in the first and second quarters of 2003 due, in our opinion, to declining business and excursion travel resulting from national economic challenges, personal spending cutbacks and certain national security threats, we believe these results reflect that our hotel and restaurants segment began to stabilize during the third quarter. These results are indicative of the overall national trends. We expected to experience normal seasonal declines in revenue during the fourth quarter of 2003 and were able to reduce the impact of these declines through effective expense management. Also, much of the decline between the fourth quarter of 2003 and 2002 was due to an anticipated drop in group business due to the fact that a government agency, which had conducted significant training in 2002, did not contribute to group business in 2003.

      We also believe the rebranding of 22 hotels from WestCoast to Red Lion hotels, which was completed in the first quarter of 2003, had a positive effect. Additionally, in the first quarter of 2002, our hotel in Salt Lake City was positively impacted by the Winter Olympics. The lack of similar activity during the first quarter of 2003 resulted in a $1.3 million decrease in comparative revenues.
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
      We continued to receive a higher percentage of our reservations through third-party Internet channels in 2003, on which we generally realize lower room rates. Decreases in ADR slowed during the third and fourth quarters of 2003, partly reflective of our efforts to control these alternate distribution systems, or ADS. We launched a new pilot ADS channel management program in select hotels on August 1, 2003 and have realized positive revenue trends in those properties during the trial period. We signed fixed-charge markup agreements with nine ADS providers, which typically entitle the provider to keep a fixed percentage of the price paid by the customer for each room booked. The central reservations and distribution management technology placed in service during the first and second quarters of 2003 allowed us to manage the yield on ADS channels on a real-time, hotel-by-hotel basis.
      Franchise, central services and development revenue for the year ended December 31, 2003 decreased by $495 thousand, or 12.0%, to $3.6 million compared to $4.1 million in 2002. Net changes in franchise fee income accounted for about $672 thousand of this change. The variance was caused by a departure of 17 franchises that left our hotel system in early 2003, offset by the addition of three franchises to our system during the year. However, the decreases in fees during 2003 were offset by the recording of termination fees totaling $798 thousand. We do not believe any of these changes in our system represent a material trend in our business.
      Entertainment segment revenue increased $550 thousand for the year ended December 31, 2003 to $8.0 million from $7.4 million in 2002. This increase was due primarily to increased ticket demand for our Broadway productions and for tickets in Eastern Washington and Colorado, especially during the winter ski season in January, February and December of 2003.
      Real estate revenue from continuing operations for the year ended December 31, 2003 decreased by $82 thousand, or 1.5%, to $5.2 million. The decrease was due primarily to reduced rental revenue in connection with the sale of an office building that closed in March 2002, offset by rental income from new tenants at owned real estate properties and by commissions received on the sales and leasing of certain real estate space on behalf of third parties.

Direct Expenses
      In total, direct expenses for the year ended December 31, 2003 decreased $206 thousand to $143.9 million in 2003 from $144.1 million in 2002.
      Direct hotels and restaurants segment expenses from continuing operations decreased from $126.7 million in 2002 to $120.9 million in 2003. The improvement was principally due to savings on labor resulting from adjustments of our workforce. These savings were partially offset by increases in the costs of our self-funded employee medical coverage. We also saw the realization from cost cutting measures early in the year. Facility and land lease expense is up $195 thousand due to the partial year lease expense associated with the sale leaseback of the River Inn Property discussed elsewhere.
      In the other operating segments, direct costs increased in aggregate $363 thousand, from $11.7 million in 2002 to $12.1 million in 2003. Direct costs for franchise, central services and development were down $472 thousand due to labor savings and cost containment. Entertainment segment direct costs were up $631 thousand in connection with increases in sales activity requiring more labor at events. Real estate segment and corporate services direct expenses have remained consistent between periods.

      Depreciation and amortization was up $1.4 million in 2003 compared to 2002. A portion of the $2.1 million recapture of depreciation on assets held for sale described below related to properties that are part of continuing operations. In addition we experienced additional depreciation on property and equipment additions during the year and additional amortization associated with deferred finance fees associated with the refinance during 2003.
      For 2003 the net loss on asset disposals was $339 thousand. The amount is comprised of a $443 thousand loss on the disposition of our interest in a hotel and the disposition of signage related to the rebranding of 22 of our hotels, offset by the recognition of deferred gains related to an office building and a hotel property. The large gain in 2002 is related to the original sale of the same office building. Conversion costs represent the expense incurred unrelated to property and equipment to re-brand the hotels to the Red Lion name.

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

Operating Income
      Operating income from continuing operations for year ended December 31, 2003 decreased $9.0 million or 45.2% from $20.0 million in 2002 to $11.0 million in 2003. We believe the decline in operating income was primarily due to a continued soft market and weak U.S. economy, which continue to result in reduced room rates and occupancy at our hotels.

Interest Expense
      Interest expense for the year ended December 31, 2003 was $9.7 million, up $290 thousand over 2002 or 3.1%. The increase was due to a greater average amount of outstanding interest bearing debt in 2003 versus 2002 while the average interest rate on debt stayed consistent, 7.0% in 2003 versus 6.9% in 2002

Other Income (Expense)
      Other income (expense) for the year ended December 31, 2003 was a net expense of $335 thousand, comprised of $927 thousand in deferred loan fee write-offs related to the refinance of debt during the second and fourth quarters of 2003, partially offset by a contract termination fee of $390 thousand and other miscellaneous net gains of $202 thousand. The 2002 amount is consistent with our historical results.

Income Taxes
      Income tax expense for the year ended December 31, 2003 decreased by $3.8 million to an expense of $51 thousand compared to $3.9 million of expense in 2002 primarily due to lower pre-tax income and the benefit realized from certain tax credits utilized in 2003.

Net Income (Loss) From Continuing Operations
      Net income from continuing operations for the year ended December 31, 2003 decreased $5.5 million compared to 2002, due primarily to a $2.9 million decline between periods in operating income for hotels and restaurants. A number of repositioning initiatives impacted year-on-year financial comparisons, including the following: results from the first quarter of 2002 included a $3.0 million pre-tax gain on the sale of an office building; 2003 results included more than $794 thousand of conversion expenses including a non-cash write down of signage related to the re-branding of hotels to the Red Lion name; we completed the refinance and replacement of our revolving credit facility in the second and fourth quarter of 2003, resulting in a non-cash write-off of $927 thousand in loan fees; in the second quarter of 2003 we realized a loss on disposition of a partnership interest of $443 thousand; and, during 2003 we recaptured depreciation expense associated with certain assets that were reclassified in 2003 as no longer held for sale.

Discontinued Operations
      In connection with our November 2004 announcement of plans to invest $40.0 million to improve comfort, freshen décor and upgrade technology at our hotels, we implemented a plan to divest 11 of our non-strategic owned hotels, one of our real estate office buildings and certain other non-core properties (collectively referred to as “the divestment properties”). The activities of those 11 hotels and the real estate property are considered discontinued operations under generally accepted accounting principles and were reclassified as assets held for sale, specifically designated as discontinued operations. All of the results of operations of these 11 hotels and office building have been reclassified from continued operations to discontinued operations in the consolidated statement of operations. For comparative purposes, for periods prior to 2004 the balance sheet and operations activity for the properties considered discontinued has been reclassified to conform to the 2004 presentation.
      The net impact on consolidated earnings of the activities of the discontinued operations was a $341 thousand loss for the year ended December 31, 2003, including tax impact. This includes aggregate activity of the 11 hotels of a $486 thousand net loss and a $145 thousand net income from the office building. This compares to the year ended December 31, 2002 for which the discontinued operations had a net impact on consolidated earnings of a $924 thousand net income including tax impact. The 2003 balance includes $183 thousand of net income from the 11 hotels $741 thousand of net income from the office building.

Earnings (Loss) Per Share
      Earnings per share for year ended December 31, 2003 decreased by $0.52 to a loss per share of $0.10 (basic and diluted) compared to $0.42 earnings per share for 2002 (or $0.41 diluted earnings per share). The weighted average number of shares outstanding did not change substantively during 2003, however, income (loss) applicable to common shareholders decreased $6.8 million.
Liquidity and Capital Resources

Overview
      We have taken several actions that we believe strengthen our balance sheet, particularly in the long term. Those actions include the closing of the $46 million offering of trust preferred securities in the first quarter of 2004 described below, the $55.2 million debt refinance in June 2003 described elsewhere in this annual report, and the elimination of our preferred stock and its associated dividend requirements. In addition, the credit agreement we secured in October 2003, also described elsewhere in this annual report, provided revolving credit of up to $7.0 million. We intend to use our credit facility, if necessary, for our short-term working capital needs and to, among other things, finance capital expenditures and potential acquisitions of hotels. At December 31, 2004 we had no amounts outstanding under our line-of-credit.
      On February 9, 2005, subsequent to the balance sheet date, we modified our existing bank credit facility with Wells Fargo Bank by entering into a First Amended and Restated Credit Agreement. The credit agreement includes a revolving credit facility with a total of $20.0 million in borrowing capacity for working capital purposes. Additionally, we intend to use the borrowings to accelerate the pace of our capital improvements to our Red Lion hotels.
      In January 2004 we closed on the purchase of the Red Lion Hotel Yakima Gateway property pursuant to an option exercised in 2003. In April 2004 we closed on the purchase of the Red Lion Bellevue Inn property pursuant to an option exercised in 2003. Through October 2004 we maintained a 50% interest in a real estate limited partnership which owned the Budget Inn hotel. In November 2004, we acquired the remaining 50% ownership from the partner. We have not identified any other acquisitions that are probable.
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
      In general, we expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions, renovations and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including our credit facility, the issuance of debt or equity securities and joint ventures. As discussed elsewhere in this annual report, we are also divesting 11 non-core hotel properties, one office building and other non-core assets to fund a significant portion of our $40.0 million reinvestment plan in the hotels.
      Historically, our cash and capital requirements have been satisfied through cash generated from operating activities, borrowings under our credit facilities, and the issuance of equity securities. We believe cash flow from operations, available borrowings under our credit facility and existing cash on hand will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service and other obligations through 2006.
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
      Cash flow from operations, which includes the cash flows of business units identified as discontinued operations, for the year ended December 31, 2004 totaled $10.9 million, compared to $11.3 million for the year ended December 31, 2003. Net income, after reconciling adjustments to net cash provided by operations (such as non-cash income statement impacts like impairment loss, depreciation, loan fee write-offs, the deferred tax provision, gains and losses on assets, and the provision for doubtful accounts) totaled $13.7 million in 2004. For 2003 net income adjusted for those same items totaled $15.4 million. The difference was predominantly due to lower net operating performance, specifically in the franchise segment and associated with increases in undistributed corporate expenses. Working capital changes, including restricted cash, receivables, accruals, payables, and inventories, used an additional $2.8 million in cash during 2004. This was predominantly due to a decrease in accounts payable and an increase in other current assets. In 2003, restricted cash and the timing of payroll liabilities accounted for $4.3 million of the change in cash.
      Net cash used in investing activities was $21.9 million and $1.3 million for the years ended December 31, 2004 and 2003, respectively. Cash additions to property and equipment totaled $21.9 million in 2004 compared to $7.3 million in 2003. The 2004 capital additions includes $8.9 million of cash paid related to the three property acquisitions during that period, in addition to $13.0 million of capital improvement projects. The three acquisitions consisted of $5.3 million related to the acquisition of the Yakima Gateway property, $3.3 million related to the acquisition of the Bellevue property, and approximately $250 thousand related to the acquisition of the remaining 50% ownership interest in the Budget Inn. Also in 2004, we had cash proceeds on assets sold of $1.5 million, including approximately $1.1 million related to the sale of certain land in Spokane, Washington.

      The 2003 capital additions included an investment in signage related to the 2003 Red Lion rebranding initiative and various other projects in the operating divisions. It also included additions to certain software and equipment which was sold and then leased back as described in the 2003 annual report. 2003 proceeds from asset dispositions include $350 thousand received in connection with the disposition of our ownership interest in a hotel property in the second quarter of 2003 and $4.4 million related to the sales-operating leaseback of another property during the fourth quarter of 2003 described in our 2003 annual report.
      The other major variances between the two periods were the $1.4 million investment in the Trust described above, representing 3% of the total capitalization of the Trust and the $2.1 million advance to the Trust to cover the trust preferred offering costs. Lastly, during the second quarter of 2004 we received a $449 thousand distribution and a $1.7 million payment under a note receivable from an equity method investee that owns the WHC Building.
      Net financing activities provided $12.8 million during the year ended December 31, 2004 including $47.4 million in proceeds from the debenture sale, offset by $29.4 million paid to redeem the Series A and Series B preferred shares. We also paid $1.0 million in dividends during the first quarter of 2004, had scheduled principal payments on long-term debt of $4.5 million and no net activity under the credit facility note payable to bank. This compares to a 2003 net usage of cash for financing activities including a net $52.1 million repaid on the then existing credit facility note payable to bank, $55.2 million borrowed under term loans, $2.7 million borrowed as interim financing related to equipment leases, $3.9 million paid in scheduled principal payments on long-term debt and capital leases, $1.5 million paid in deferred financing costs, and $2.6 million paid in preferred stock dividends.
      At December 31, 2004 we had $13.7 million in cash and cash equivalents for continuing operations, including $4.1 million of cash restricted under securitized borrowing arrangements for future payment of furniture, fixtures and equipment, repairs, insurance premiums and real and personal property taxes. At December 31, 2004, $7.5 million of the cash balance was held in short-term, liquid investments readily available for our use. At December 31, 2003 we had $12.6 million in cash on hand including restricted cash of $4.7 million. Approximately $4.4 million of the cash balance was held by an intermediary related to the sale of the Red Lion River Inn, without restriction as to use, to facilitate a tax deferred exchange transaction completed in 2004. Cash and cash equivalents included with assets of discontinued operations were $334 thousand and $237 thousand as of December 31, 2004 and 2003, respectively.

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

      Our revolving credit agreement in effect at December 31, 2004 with Wells Fargo Bank National Association secured during October 2003 provided a revolving credit facility with a total of $10 million in borrowing capacity. This included two revolving lines of credit: Line A allowed for maximum borrowings of $7.0 million and was collateralized by our personal property and five of our owned hotels. Line B allowed for maximum borrowings of $3.0 million and was collateralized by our personal property. Line B expired in October 2004 and was not renewed, leaving the maximum borrowing capacity under the credit agreement at $7.0 million. Interest under the line is computed based, at our option, upon either the bank’s prime rate or certain LIBOR rates.
      The agreement, as amended and effective December 27, 2004, contained certain restrictions and covenants, the most restrictive of which required us to maintain a minimum tangible net worth of $110 million, a minimum EBITDA coverage ratio of 1.25:1, and a maximum funded debt to EBITDA (as defined by the bank) ratio of 6.25:1 for the four quarters ended December 31, 2004. At December 31, 2004 we were in compliance with the covenants under the credit agreement. We utilized Line A during the first quarter of 2004, with the maximum amount borrowed during that quarter of $4.0 million. This borrowing was made prior to the close of our trust preferred offering in February 2004. The line was not used during the second, third or fourth quarters of 2004. At December 31, 2004 no amounts were outstanding under any portion of the credit agreement.
      On February 9, 2005, subsequent to the balance sheet date, we modified our existing bank credit facility with Wells Fargo by entering into a First Amended and Restated Credit Agreement. The credit agreement includes a revolving credit facility with a total of $20.0 million in borrowing capacity for working capital purposes, This includes a $4 million line-of-credit secured by our personal property and two hotels (“New Line A”) and a $16.0 million line of credit secured by our personal property and seven hotels that the we are holding for sale (“New Line B”). Interest under both New Line A and New Line B is set at 1% over the bank’s prime rate. If we sell any of the hotels securing New Line B, we will pay, to the extent of any outstanding borrowings, a release price that is based on a percentage of the specific hotel’s appraised value, and the amount available for borrowing under Line B will be reduced proportionally.
      The credit agreement contains certain restrictions and financial covenants, including covenants regarding minimum tangible net worth, maximum funded debt to EBITDA ratio and EBITDA coverage ratio. Except for release payments used to reduce the outstanding principal balance of New Line B in connection with sales of hotels securing New Line B, neither New Line A nor New Line B requires any principal payments until its respective maturity date. New Line A has a maturity date of January 3, 2007. New Line B has a maturity date of June 30, 2006.
      As of December 31, 2004 we had debt obligations of $202.4 million, of which 74.5%, or $150.7 million, were fixed rate debt securities secured by individual properties. $47.4 million of the debt obligations are uncollateralized debentures due the Trust at a fixed rate, making a total of 97.9% of our debt fixed rate obligations.
Other Matters

Assets Held for Sale
      In connection with our November 2004 announcement of plans to invest $40.0 million to improve comfort, freshen décor and upgrade technology at our hotels, we implemented a plan to divest 11 of our non-strategic owned hotels, one of our real estate office buildings and certain other non-core properties including condominium units and two parcels of excess land (collectively these assets are referred to herein as “the divestment properties”). Each of the divestment properties meets the criteria to be classified as an asset held for sale. In addition, the activities of those 11 hotels and the real estate office building are considered discontinued operations under generally accepted accounting principles. Each of the properties has been listed with a broker with experience in the related industry and we believe the sale of all the divestment assets will be completed in 2005.

      As of November 2004, the net book value of the non-core properties of approximately $1.6 million was reclassified to assets held for sale and is included with current assets on the Consolidated Balance Sheet. Depreciation of these assets, if previously appropriate, has been suspended and no impairment adjustment was necessary. No assets were considered held for sale at December 31, 2003.
      Also as of November 2004, the remaining divestment properties were reclassified as assets held for sale, specifically designated as discontinued operations. Depreciation of these assets, if previously appropriate, has been suspended. A net of tax impairment adjustment of $5.8, million on four of the hotel properties was recorded prior to the reclassification.
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
      In September 2003 we determined that the two office buildings no longer qualified for classification as assets held for sale under generally accepted accounting principles. As a result of this decision, the net book value of these assets of $21.7 million was reclassified from assets held for sale to property and equipment. A depreciation adjustment of $1.6 million was recorded in September 2003, reflecting non-cash expenses that would have been recognized had these assets been classified as property and equipment held and used since December 2001. One of the office buildings is held for sale as described above at December 31, 2004.

Capital Spending
      Key to our growth strategy is the planned $40.0 million reinvestment in our existing owned and leased Red Lion hotels, one of the most significant facility improvement programs in company history. This investment accelerates our ongoing program to improve hotel quality by increasing customer comfort, freshening decor and modernizing with new technology. We believe that by improving the quality of our existing product in areas where customers’ quality expectations are growing, we both position our continuing operations to take advantage of the growth potential in our existing markets, and make the Red Lion brand more attractive for franchise opportunities.
      We are seeking to create a consistent guest experience across our hotel portfolio. During the year ended December 31, 2004, we spent a total of $12.6 million on capital improvement programs, including $10.9 million on our hotels and restaurants segment. During the year ended December 31, 2003, we spent a total of $7.3 million on capital improvement programs, including $5.6 million on our hotels and restaurants. During 2005, we expect to spend approximately $25.5 million on capital improvements with a focus on our hotels and restaurants segment, primarily in guest contact areas.

Acquisitions
      Through 2003, we leased and operated a hotel in Yakima, Washington. The lease, as amended, included an option to purchase the property by December 31, 2003. In September 2003, we exercised the option to purchase the Red Lion Hotel Yakima Gateway and closed the purchase transaction in January 2004 utilizing certain tax deferred proceeds from the sale of the Red Lion River Inn completed in 2003. The gross purchase price of the hotel under the option, paid in cash, totaled $5.3 million. In addition, we maintained an option with a cost basis of $1.0 million that has become part of our new basis in the property and equipment.
      As part of a business combination in 1999, we assumed a lease on a hotel in Bellevue, Washington and have operated the property since that date. The lease included an option to purchase the property required to be exercised by December 31, 2003. In December 2003, we exercised our option to purchase the Red Lion

Hotel Bellevue for $12.0 million. We completed the purchase of this hotel on April 17, 2004 utilizing certain tax deferred proceeds from the sale of the Red Lion River Inn completed in 2003. The gross purchase price of the hotel under the option, paid in cash, totaled $3.3 million. In addition, we maintained an option with a cost basis of $9.1 million and assumed debt totaling $7.9 million that have become part of our new basis in the property and equipment.
      Through October 2004 we maintained a 50% interest in a real estate limited partnership whose primary activity was the ownership and operation of a hotel, the Budget Inn. In November 2004 we acquired the remaining 50% ownership from the partner in exchange for $250 thousand in cash and a mutual release of all liabilities including the partner’s capital deficit in the partnership. Since inception of the partnership, we have consolidated the balance sheet and operating activities of the partnership and reflected a minority interest for the existence of the outside ownership. As a result of this transaction our net book value in the underlying assets of the partnership was increased by $493 thousand. $250 thousand of this is included as cash additions to property and equipment. The remaining $243 thousand is reflected as a non cash investing activity and the deficit balance minority interest account was removed.

Asset Dispositions
      In October 2004, we sold a parcel of undeveloped land in Spokane, Washington previously used for parking to a third party for approximately $1.1 million. The resulting gain after transaction costs was approximately $418 thousand.
      In November 2003, we sold the Red Lion River Inn to an unrelated third party for $10.8 million. We then leased the property from the new owner. The lease has a 15-year term and we have the option to extend the term for up to three additional five-year periods.
      In March 2002, we sold a majority interest in an office building resulting in net proceeds of $1.7 million and a pre-tax gain of $5.8 million. We recognized $3.0 million of the gain for the year ended December 31, 2002. The remaining portion of the gain is deferred over the six year lease term due to our leaseback of a portion of the building. Refer to Note 5 in the notes to the consolidated financial statements for additional information.

Preferred Stock Dividends
      On January 3, 2004 we paid the regularly scheduled dividend to the shareholder of record as of December 31, 2003 of our Series A and Series B Preferred Stock, totaling approximately $634 thousand.
      As noted previously, in connection with the offering of trust preferred securities, on February 24, 2004 we paid accrued dividends to that date on both the Series A and Series B Preferred Stock totaling $377 thousand. We then immediately redeemed all of the outstanding and issued shares of the Series A and Series B Preferred Stock for approximately $29.4 million, or $50 per share. There were therefore no dividends paid during the second, third or fourth quarters of 2004.

Franchise and Management Contracts
      During 2003, franchise agreements for 17 franchised hotels and management contracts for two managed hotels terminated. The owners of 13 of the franchised hotels were affiliated with each other. Revenue related to the terminated contracts totaled $1.8 million for the year ended December 31, 2002. We entered into three new franchise agreements in 2003 and one in 2004. In January 2005 we entered into one additional franchise agreement.

Seasonality
      Our business is subject to seasonal fluctuations. Significant portions of our revenues and profits are realized from May through October.

Inflation
      The effect of inflation, as measured by fluctuations in the U.S. Consumer Price Index, has not had a material impact on our revenues or net income during the periods under review.

Contractual Obligations
      The following tables summarize our significant contractual obligations as of December 31, 2004, including contractual obligations of business units identified as discontinued on our consolidated balance sheet and in Note 4 to the consolidated financial statements (in thousands):

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$154,954	$8,579	$9,963	$12,314	$124,098
Operating leases(1)	102,370	6,491	12,982	12,691	70,206
Debentures due WestCoast
Hospitality Capital Trust	47,423	—	—	—	47,423

Total contractual obligations(2)	$304,747	$15,070	$22,945	$25,005	$241,727

(1)	Operating lease amounts are net of estimated annual sub-lease income totaling $9.9 million annually.

(2)	We are not party to any significant long-term service or supply contracts with respect to our processes. We refrain from entering into any long-term purchase commitments in the ordinary course of business.
Critical Accounting Policies and Estimates
      A critical accounting policy is one which is both important to the portrayal of our company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. All of our significant accounting policies are described in Note 2 to our 2004 consolidated financial statements included in this annual report. The accounting principles of our company comply with generally accepted accounting principles (“GAAP”). The more critical accounting policies and estimates used relate to:
      Revenue is generally recognized as services are performed. Hotel and restaurant revenues primarily represent room rental and food and beverage sales from owned and leased hotels and are recognized at the time of the hotel stay or sale of the restaurant services. Hotel and restaurant revenues also include management fees we earn from managing third-party owned hotels.
      Franchise, central services and development fees represent fees received in connection with the franchise of our company’s brand names as well as central purchasing, development and other fees. Franchise fees are recognized as earned in accordance with the contractual terms of the franchise agreements. Other fees are recognized when the services are provided and collection is reasonably assured.
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
      Property and equipment is stated at cost less accumulated depreciation. The assessment of long-lived assets for possible impairment requires us to make judgments regarding real estate values, estimated future cash flows from the respective properties and other matters. We review the recoverability of our long-lived assets when events or circumstances indicate that the carrying amount of an asset may not be recoverable.
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
      Our company’s intangible assets include brands and goodwill. We account for our brands and goodwill in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”). We expect to receive future benefits from previously acquired brands and goodwill over an indefinite period of time and therefore do not amortize our brands and goodwill in accordance with SFAS No. 142. The annual impairment review requires us to make certain judgments, including estimates of future cash flow with respect to brands and estimates of our company’s fair value and its components with respect to goodwill and other intangible assets.
      Our other intangible assets include management, marketing and lease contracts. The value of these contracts is amortized on a straight-line basis over the weighted average life of the agreements. The assessment of these contracts requires us to make certain judgments, including estimated future cash flow from the applicable properties.
      We review the ability to collect individual accounts receivable on a routine basis. We record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible and amounts that are past due beyond a certain date. The receivable is written off against the allowance for doubtful accounts if collection attempts fail. Our company’s estimate for our allowance for doubtful accounts is impacted by, among other things, national and regional economic conditions.
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
New Accounting Pronouncements
      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). In December 2003, the FASB issued a revision to this interpretation (“FIN No. 46(r)”). FIN No. 46(r) clarifies the application of Accounting Research Bulletin No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted FIN No. 46 on July 1, 2003 for those provisions then in effect, and it adopted FIN No. 46(r) in its revised entirety for its financial statements on January 1, 2004. In the first quarter of 2004 the Company completed a public offering of $46 million of trust preferred securities through WestCoast Hospitality Capital Trust (“the Trust”). As a result of the issuance of FIN No. 46(r) and the accounting profession’s application of the guidance provided by the FASB, issuer Trusts, like the Trust, are generally variable interest entities. The Company has determined that it is not the primary beneficiary under the Trust, and accordingly it will not consolidate the financial statements of the Trust into its consolidated financial statements.
      Based upon the foregoing accounting authority, the Company’s consolidated financial statements prepared under GAAP beginning with the quarter ending March 31, 2004 present the debentures issued to the

Trust as a related party liability, and the Company records offsetting assets relative to the cash and common securities received from the Trust in its consolidated balance sheet. For financial reporting purposes, the Company records interest expense on the corresponding debentures in its consolidated statements of operations.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on our consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions — an amendment of FASB Statements No. 66 and 67” (“SFAS No. 152”). SFAS No. 152 amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position SOP 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 152 is not expected to have a material impact on our consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29” (“SFAS No. 153”). The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This Statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. We will adopt SFAS No. 123(R) on July 1, 2005, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using an option pricing model. We are evaluating the impact, if any, that these provisions of SFAS No. 123(R) may have on our consolidated financial statements but do not expect them to have a material impact.
      In addition, FAS No. 123(R) will require the Company to recognize compensation expense, if applicable, for the difference between the fair value of our common stock at the actual purchase price of that stock under our Employee Stock Purchase Plan. We cannot estimate what the final impact to the consolidated statement of operations will be in the future, because it will depend on, among other things, when and if shares are purchased and certain variables known only when the plan is purchasing shares.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      The following tables summarize the financial instruments held by us at December 31, 2004 and 2003, which are sensitive to changes in interest rates, including that held as a component of liabilities of discontinued operations on our consolidated balance sheet. At December 31, 2004, approximately 2.1% of our debt was subject to changes in market interest rates and was sensitive to those changes. As of December 31, 2004 we had debt obligations of $202.4 million, of which 74.5%, or $150.7 million, were fixed rate debt securities secured by individual properties. $47.4 million of the debt obligations are uncollateralized debentures due the Trust at a fixed rate, making a total of 97.9% of our debt fixed rate obligations.
      The following table presents principal cash flows for debt outstanding at December 31, 2004, including contractual obligations of business units identified as discontinued on our consolidated balance sheet and in Note 4 to the consolidated financial statements, by maturity date (in thousands).
Outstanding Debt and Capital Lease Obligations

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Note payable to bank(a)	$—	$—	$—	$—	$—	$—	$—	$—
Long-term debt
Fixed Rate	$7,921	$4,286	$4,598	$4,920	$5,294	$123,695	$150,714	$150,714
Variable Rate	$658	$704	$375	$1,926	$174	$403	$4,240	$4,240
Debentures due WestCoast Hospitality Capital Trust	$—	$—	$—	$—	$—	$47,423	$47,423	$50,459

(a)	At December 31, 2004 there were no borrowings against our note payable to bank.
      The following table presents principal cash flows for debt outstanding at December 31, 2003, by maturity date (in thousands).
Outstanding Debt and Capital Lease Obligations

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

Note payable to bank(a)	$—	$—	$—	$—	$—	$—	$—	$—
Long-term debt
Fixed Rate	$5,056	$7,746	$4,047	$4,344	$4,648	$120,738	$146,579	$146,579
Variable Rate	$611	$652	$697	$370	$1,952	$576	$4,858	$4,858

(a)	At December 31, 2003 there were no borrowings against our note payable to bank.
      We are exposed to market risk from changes in interest rates. We manage our exposure to these risks by monitoring available financing alternatives and through development and application of credit granting policies. We do not foresee any significant changes in our exposure to fluctuations in interest rates or in how such exposure is managed in the future.

Item 8.	Financial Statements and Supplementary Data
      See Item 15 of this annual report for certain information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this Item 8.

Selected Quarterly Data (in thousands except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Unaudited)
2004
Revenues from continuing operations	$36,144	$41,538	$47,057	$38,404
Operating income (loss) from continuing operations	$(230)	$4,089	$7,510	$(121)
Income (loss) from continuing operations before income tax	$(2,894)	$548	$4,020	$(3,440)
Net income (loss) from continuing operations	$(1,799)	$413	$2,649	$(2,153)
Net income (loss) from discontinued operations	$(549)	$391	$848	$(6,085)
Net income (loss)	$(2,348)	$804	$3,497	$(8,238)
Earnings (loss) per common share — basic	$(0.21)	$0.06	$0.27	$(0.63)
Earnings (loss) per common share — diluted	$(0.21)	$0.06	$0.26	$(0.63)
2003
Revenues from continuing operations	$34,738	$40,968	$45,936	$35,886
Operating income (loss) from continuing operations	$(136)	$4,784	$6,373	$(61)
Income (loss) from continuing operations before income tax	$(2,237)	$2,200	$4,111	$(2,463)
Net income (loss) from continuing operations	$(1,446)	$1,357	$2,935	$(1,286)
Net income (loss) from discontinued operations	$(323)	$436	$297	$(751)
Net income (loss)	$(1,769)	$1,793	$3,232	$(2,037)
Earnings (loss) per common share — basic	$(0.19)	$0.09	$0.20	$(0.20)
Earnings (loss) per common share — diluted	$(0.19)	$0.09	$0.20	$(0.20)
Financial Statements
      The 2004 Consolidated Financial Statements of WestCoast Hospitality Corporation are presented on pages 47 to 80 of this annual report.

REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
WestCoast Hospitality Corporation
Spokane, Washington
      We have audited the accompanying consolidated balance sheets of WestCoast Hospitality Corporation as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WestCoast Hospitality Corporation at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
February 10, 2005
Spokane, Washington

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$9,577	$7,884
Restricted cash	4,092	4,736
Accounts receivable, net	8,464	8,600
Inventories	1,831	1,808
Prepaid expenses and other	3,286	1,926
Assets held for sale:
Assets of discontinued operations	61,757	63,349
Other assets held for sale	1,599	—

Total current assets	90,606	88,303

Property and equipment, net	223,132	204,199
Goodwill	28,042	28,042
Intangible assets, net	13,641	14,412
Other assets, net	9,191	18,269

Total assets	$364,612	$353,225

LIABILITIES
Current liabilities:
Accounts payable	$4,841	$6,491
Accrued payroll and related benefits	4,597	4,503
Accrued interest payable	700	660
Advanced deposits	188	216
Other accrued expenses	7,322	7,732
Long-term debt, due within one year	7,455	4,623
Liabilities of discontinued operations	22,879	23,580

Total current liabilities	47,982	47,805

Long-term debt, due after one year	125,756	124,064
Deferred income	8,524	9,279
Deferred income taxes	15,992	16,761
Minority interest in partnerships	2,548	3,127
Debentures due to WestCoast Hospitality Capital Trust	47,423	—

Total liabilities	248,225	201,036

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock — 5,000,000 shares authorized; $0.01 par value; shares outstanding at December 31, 2003 at $50 per share liquidation value:
Series A — 294,118	—	3
Series B — 294,118	—	3
Additional paid-in capital, preferred stock	—	29,406
Common stock — 50,000,000 shares authorized; $0.01 par value; 13,064,626 and 13,006,361 shares issued and outstanding	131	130
Additional paid-in capital, common stock	84,467	84,196
Retained earnings	31,789	38,451

Total stockholders’ equity	116,387	152,189

Total liabilities and stockholders’ equity	$364,612	$353,225

The accompanying notes are an integral part of the consolidated financial statements.

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(In thousands)
Revenue:
Hotels and restaurants	$143,193	$140,360	$149,105
Franchise, central services and development	2,600	3,642	4,137
Entertainment	11,615	7,980	7,430
Real estate	5,416	5,209	5,291
Corporate services	319	337	283

Total revenues	163,143	157,528	166,246

Operating expenses:
Hotels and restaurants	116,468	112,867	118,926
Franchise, central services and development	1,409	1,518	1,990
Entertainment	10,452	6,974	6,343
Real estate	3,214	3,245	3,130
Corporate services	297	313	224
Hotel facility and land lease	7,390	7,985	7,790
Depreciation and amortization	10,540	10,338	8,880
(Gain) loss on asset dispositions, net	(1,148)	339	(3,163)
Conversion expenses	—	349	14

Total direct expenses	148,622	143,928	144,134
Undistributed corporate expenses	3,273	2,640	2,117

Total expenses	151,895	146,568	146,251

Operating income	11,248	10,960	19,995
Other income (expense):
Interest expense	(13,828)	(9,679)	(9,389)
Interest income	463	413	370
Other income (expense), net	49	(335)	22
Equity income in investments, net	78	119	28
Minority interest in partnerships, net	224	133	(83)

Income (loss) from continuing operations before income taxes	(1,766)	1,611	10,943
Income tax expense (benefit)	(876)	51	3,860

Net income (loss) from continuing operations	(890)	1,560	7,083

The accompanying notes are an integral part of the consolidated financial statements.

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS — (Continued)
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(In thousands, except
	per share data)
Discontinued operations:
Impairment loss on discontinued operations, net of income tax benefit of $3,107	(5,770)	—	—
Income (loss) from operations of discontinued business units, net of income tax expense (benefit) of $202, ($184) and $509	375	(341)	924

Income (loss) on discontinued operations	(5,395)	(341)	924

Net income (loss)	(6,285)	1,219	8,007
Preferred stock dividend	(377)	(2,540)	(2,577)

Net income (loss) applicable to common shareholders	$(6,662)	$(1,321)	$5,430

Earnings (loss) per common share:
Basic
Earnings (loss) applicable to common shareholders before discontinued operations	$(0.10)	$(0.07)	$0.35
Earnings (loss) on discontinued operations	$(0.41)	$(0.03)	$0.07

Earnings (loss) applicable to common shareholders	$(0.51)	$(0.10)	$0.42

Diluted
Earnings (loss) applicable to common shareholders before discontinued operations	$(0.10)	$(0.07)	$0.34
Earnings (loss) on discontinued operations	$(0.41)	$(0.03)	$0.07

Earnings (loss) applicable to common shareholders	$(0.51)	$(0.10)	$0.41

Weighted average shares — basic	13,049	12,999	12,975
Weighted average shares — diluted	13,049	12,999	13,285
The accompanying notes are an integral part of the consolidated financial statements.

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003 and 2002

	Preferred Stock — Series A and B			Common Stock

			Additional			Additional
			Paid-In			Paid-In	Retained
	Shares	Amount	Capital	Shares	Amount	Capital	Earnings

	(In thousands, except share data)
Balances, January 1, 2002	607,542	$6	$30,371	12,959,700	$130	$83,966	$34,342
Net income	—	—	—	—	—	—	8,007
Preferred stock dividends:
Series A ($3.50 per share)	—	—	—	—	—	—	(1,061)
Series B ($5.00 per share)	—	—	—	—	—	—	(1,516)
Retirement of preferred stock:
Series A	(2,456)	—	(123)	—	—	—	—
Series B	(2,456)	—	(123)	—	—	—	—
Stock issued under employee stock purchase plan	—	—	—	19,902	—	102	—
Stock issued to directors	—	—	—	2,276	—	15	—

Balances, December 31, 2002	602,630	6	30,125	12,981,878	130	84,083	39,772
Net income	—	—	—	—	—	—	1,219
Preferred stock dividends:
Series A ($3.50 per share)	—	—	—	—	—	—	(1,046)
Series B ($5.00 per share)	—	—	—	—	—	—	(1,494)
Retirement of preferred stock:
Series A	(7,197)	—	(360)	—	—	—	—
Series B	(7,197)	—	(359)	—	—	—	—
Stock issued under employee stock purchase plan	—	—	—	21,805	—	99	—
Stock issued to directors	—	—	—	2,678	—	14	—

Balances, December 31, 2003	588,236	6	29,406	13,006,361	130	84,196	38,451
Net loss	—	—	—	—	—	—	(6,285)
Preferred Stock Dividends
Series A ($0.53 per share)	—	—	—	—	—	—	(155)
Series B ($0.75 per share)	—	—	—	—	—	—	(222)
Stock issued under employee stock purchase plan	—	—	—	27,971	1	113	—
Stock issued under option plan	—	—	—	26,587	—	139	—
Retirement of preferred stock:
Series A	(294,118)	(3)	(14,703)	—	—	—	—
Series B	(294,118)	(3)	(14,703)	—	—	—	—
Stock issued to directors and certain senior management	—	—	—	3,707	—	19	—

Balances, December 31, 2004	—	$—	$—	13,064,626	$131	$84,467	$31,789

The accompanying notes are an integral part of the consolidated financial statements.

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(In thousands)
Operating activities:
Net income (loss)	$(6,285)	$1,219	$8,007
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,826	13,032	10,517
(Gain) loss on disposition of property and equipment and other assets	(1,149)	390	(3,166)
Non-cash reduction of preferred stock resulting in gain	—	(616)	—
Write-off of deferred loan fees	—	927	—
Impairment loss	8,877	—	—
Deferred income tax provision	(769)	500	1,921
Minority interest in partnerships	(314)	(288)	8
Equity in investments	(78)	(119)	(28)
Compensation expense related to stock issuance	19	14	15
Provision for doubtful accounts	572	338	1,053
Change in current assets and liabilities
Restricted cash	694	(3,003)	(827)
Accounts receivable	(574)	(168)	(1,556)
Inventories	4	(100)	105
Prepaid expenses and other	(1,418)	569	(1,322)
Accounts payable and income taxes payable	(1,928)	217	1,046
Accrued payroll and related benefits	153	(1,324)	(693)
Accrued interest payable	37	100	(82)
Other accrued expenses and advance deposits	222	(350)	(692)

Net cash provided by operating activities	10,889	11,338	14,306

Investing activities:
Purchases of property and equipment	(21,898)	(7,339)	(10,708)
Proceeds from disposition of property and equipment	1,498	5,367	1,845
Proceeds from disposition of investment	94	485	—
Investment in WestCoast Hospitality Capital Trust	(1,423)	—	—
Advances to WestCoast Hospitality Capital Trust	(2,116)	—	—
Proceeds from collections under note receivable	1,728	—	—
Distributions received from equity investee	449	—	—
Other, net	(208)	177	207

Net cash used in investing activities	(21,876)	(1,310)	(8,656)

The accompanying notes are an integral part of the consolidated financial statements.

WESTCOAST HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(In thousands)
Financing activities:
Proceeds from note payable to bank	11,000	47,700	10,800
Repayment of note payable to bank	(11,000)	(99,800)	(12,950)
Proceeds from debenture issuance	47,423	—	—
Repurchase and retirement of preferred stock	(29,412)	—	—
Proceeds from long-term debt	83	55,200	—
Proceeds from short-term debt	—	2,658	—
Repayment of long-term debt	(4,507)	(3,892)	(4,257)
Proceeds from issuance of common stock under employee stock purchase plan	114	99	102
Preferred stock dividend payments	(1,011)	(2,561)	(1,937)
Principal payments on capital lease obligations	—	(268)	(384)
Proceeds from stock options exercised	139	—	—
Distributions to minority owners	(3)	—	(37)
Additions to deferred financing costs	(49)	(1,547)	(848)
Additions to deferred offering costs	—	(248)	—

Net cash provided by (used in) financing activities	12,777	(2,659)	(9,511)

Net cash in discontinued operations	(97)	71	148

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	1,693	7,440	(3,713)
Cash and cash equivalents at beginning of year	7,884	444	4,157

Cash and cash equivalents at end of year	$9,577	$7,884	$444

Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest	$15,469	$11,070	$10,799
Income taxes	$23	$213	$4,376
Noncash investing and financing activities:
Options converted to property and equipment	$10,128	$—	$—
Debt assumed on acquisition of property and equipment	$7,942	$—	$—
Reclassification of property to assets held for sale	$1,599	$—	$—
Preferred stock dividends declared	$377	$2,540	$2,577
Minority interest deficit of partner acquired	$243	$—	$—
Reclassification of assets held for sale to property and equipment	$—	$34,775	$—
Sale-operating leaseback of equipment	$—	$2,658	$—
Extinguishment of debt on sale leaseback of hotel	$—	$5,965	$—
Non-cash reduction of working capital for preferred stock	$—	$103	$246
Addition of note receivable on sale of building	$—	$—	$2,607
Investment in real estate venture exchanged for property	$—	$—	$1,194
Assignment of debt to purchaser of building	$—	$—	$7,198
Note payable for real estate	$—	$—	$520
The accompanying notes are an integral part of the consolidated financial statements.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
      WestCoast Hospitality Corporation (“WestCoast” or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols WEH and WEH-pa) primarily engaged in the ownership, management, development and franchising of mid-scale and upper mid-scale, full service hotels under its Red Lion and WestCoast brands. As of December 31, 2004, the hotel system contained 67 hotels located in 12 states and one Canadian province, with more than 11,500 rooms and 532,000 square feet of meeting space. The Company managed 45 of these hotels, consisting of 29 owned hotels, 13 leased hotels and three third-party owned hotels. The remaining 22 hotels were owned and operated by third-party franchisees.
      The Company is also engaged in entertainment and real estate operations. Through the entertainment division, which includes TicketsWest.com, Inc., the Company engages in event ticket distribution and promotion and presents a variety of entertainment productions in communities in which the Company has a hotel presence. The real estate division engages in the traditional real estate related services that the Company has pursued since its predecessor was originally founded in 1937, including developing, managing and acting as a broker for sales and leases of commercial and multi-unit residential properties.
      The Company was incorporated in the State of Washington on April 25, 1978. The financial statements encompass the accounts of WestCoast Hospitality Corporation and all of its consolidated subsidiaries, including its 100% ownership of Red Lion Hotels, Inc. and WestCoast Hotels, Inc., its approximately 98% ownership of WestCoast Hospitality Limited Partnership (“WHLP”). Through October 2004 the Company maintained a 50% interest in a real estate limited partnership. In November 2004, the Company acquired the remaining 50% ownership from the partner. The financial statements also include an equity method investment in a 19.9% owned real estate limited partnership and certain cost method investments in various entities included as other assets, over which the Company does not exercise significant influence. During 2004 the Company created a trust, further discussed in Note 3, of which it owns a 3% interest. This entity is treated as an equity method investment and is considered a variable interest entity under FIN-46(r), further discussed in Note 2 under New Accounting Pronouncements. During 2003 the Company disposed of one equity method investment in a real estate limited partnership. All significant inter-company transactions and accounts have been eliminated upon consolidation.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents
      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At times, cash balances may be in excess of federal insurance limits. In accordance with the Company’s various borrowing arrangements, at December 31, 2004 and 2003, cash of approximately $4.3 million and $5.0 million, respectively, was reserved for the future payment of insurance, property taxes, repairs, furniture, and fixtures. Of these amounts, $4.1 million and $4.7 million, respectively, relate to continuing operations and are reflected as restricted cash on the consolidated balance sheet.
      The Company maintains trust accounts for client-owners of multiple real properties which it manages. These cash accounts are not owned by the Company and therefore, are not included in the consolidated financial statements. At December 31, 2004 and 2003, these accounts totaled approximately $2.8 and $2.7 million respectively.

Allowance for Doubtful Accounts
      The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible and for those accounts that are past due beyond a certain date. If actual collections experience changes, revisions to the allowance may be required. If all attempts to collect a receivable fail, the receivable is written off against the allowance. The following schedule summarizes the

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
activity in the allowance account for trade accounts receivable for the past three years for continuing operations (in thousands):

	Year Ended December 31,

	2004	2003	2002

Allowance for doubtful accounts, continuing operations
Balance, beginning of year	$194	$280	$316
Additions to allowance	518	169	639
Write-offs, net of recoveries	(417)	(255)	(675)

Balance, end of year	$295	$194	$280

Inventories
      Inventories consist primarily of food and beverage products held for sale at the restaurants operated by the Company, guest supplies, and gift shop merchandise. Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value.

Assets Held for Sale
      Assets held for sale are accounted for in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets”, (“SFAS No. 144”). Assets held for sale are recorded at the lower of their historical carrying value (cost less accumulated depreciation) or market value less costs to sell. Depreciation is terminated when the asset is determined to be held for sale. If the assets are ultimately not sold within the guidelines of SFAS No. 144, depreciation would be recaptured for the period they were classified on the balance sheet as held for sale. Assets held for sale are further discussed at Note 4.

Property and Equipment
      Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of each asset, which ranges as follows:

Buildings	25 to 39	years
Equipment	2 to 20	years
Furniture and fixtures	5 to 15	years
Landscaping and improvements	15	years
      The Company capitalizes interest costs during the construction period for qualifying assets. During the year ended December 31, 2002, the Company capitalized approximately $84 thousand of interest cost. No interest was capitalized in 2004 or 2003. Repairs and maintenance charges are expensed as incurred.

Valuation of Long-Lived Assets
      Management reviews the carrying value of property, equipment and other long-lived assets on a periodic basis. Estimated undiscounted future cash flows from related operations are compared with the current carrying values. Reductions to the carrying value, if necessary, are recorded to the extent the net book value of the assets exceeds the greater of estimated future discounted cash flows or fair value less selling costs. For the year ended December 31, 2004 the Company recorded a net of tax asset impairment charge of $5.8 million, further discussed at Note 4.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets
      Goodwill represents the excess of the estimated fair value of the net assets acquired during business combinations over the net tangible and identifiable intangible assets acquired. Through December 31, 2001 goodwill was being amortized over 20 to 40 years. Beginning January 1, 2002, the goodwill balance is not amortized, but instead tested for impairment when circumstances dictate, but not less than annually.
      Brand name is an identifiable indefinite life intangible asset that represents the separable legal right to a trade name acquired in a 2001 business combination. The remaining balance of intangible assets consists primarily of the net amortized cost of lease, management and franchise contracts acquired in business combinations. The costs of these contracts are amortized over the weighted-average remaining term of the related agreements.
      The following table summarizes the cost and accumulated amortization of goodwill and other intangible assets (in thousands):

	December 31, 2004

		Accumulated
	Cost	Amortization	Net

Goodwill	$28,042	(a )	$28,042

Intangible assets
Management and franchise contracts	$6,007	$(3,254)	$2,753
Brand name	6,878	(a )	6,878
Lease contracts	4,332	(433)	3,899
Trademarks	91	(a )	91
Other intangible assets	66	(46)	20

Total intangible assets	$17,374	$(3,733)	$13,641

	December 31, 2003

		Accumulated
	Cost	Amortization	Net

Goodwill	$28,042	(a )	$28,042

Intangible assets
Management and franchise contracts	$6,007	$(2,617)	$3,390
Brand name	6,878	(a )	6,878
Lease contracts	4,332	(289)	4,043
Trademarks	69	(a )	69
Other intangible assets	66	(34)	32

Total intangible assets	$17,352	$(2,940)	$14,412

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Goodwill and intangibles with an indefinite life are not subject to amortization.
      Amortization expense related to intangible assets for the years ended December 31, 2004, 2003 and 2002 was approximately $796 thousand, $798 thousand, and $860 thousand, respectively. Estimated amortization expense for intangible assets over the next five years is as follows (in thousands):

Years Ending December 31,

2005	$796
2006	$761
2007	$521
2008	$520
2009	$520
      Goodwill and other intangible assets attributable to each of the Company’s business segments at both December 31, 2004 and 2003 is as follows (in thousands):

	2004		2003

		Other		Other
	Goodwill	Intangibles	Goodwill	Intangibles

Hotels and restaurants	$19,530	$10,548	$19,530	$11,025
Franchise, central services and development	5,351	3,085	5,351	3,379
Entertainment	3,161	8	3,161	8

Total	$28,042	$13,641	$28,042	$14,412

Other Assets
      Other assets primarily includes purchase option payments, amounts expended for deferred loan fees, straight-line rental income, notes receivable and the Company’s equity method and cost method investments described in Note 1.
      At December 31, 2003 the Company had two deferred purchase option agreements available for hotel properties which were being leased and operated by the Company. Both of those purchase options have been exercised as described in Note 5.
      Deferred loan fees are amortized using the effective interest method over the term of the related loan agreement.
      Cost method investments are carried at original purchase price, less any impairments in value recognized to date, if necessary. Equity method investments are carried at cost, adjusted for the Company’s proportionate share of earnings and any investment disbursements. The Company had an $815 thousand note receivable at December 31, 2004 that bore interest at 7.30% and was related to its investment in a real estate venture. Monthly principal and interest are due until August 2007 when the note is due in full.

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

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The entertainment segment derives revenue primarily from computerized event ticketing services and promotion of Broadway shows and other special events. Where the Company acts as an agent and receives a net fee or commission, revenue is recognized in the period the services are performed. When the Company is the promoter of an event and is at risk for the production, revenues and expenses are recorded in the period of the event performance.

Earnings Per Common Share
      Earnings or loss per common share-basic is computed by dividing income applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Earnings or loss per common share-diluted is computed by adjusting income applicable to common shareholders by the effect of the minority interest related to operating partnership units of WestCoast Hospitality Limited Partnership (“OP Units”) and increasing the weighted-average number of common shares outstanding by the effect of the OP Units and the additional common shares that would have been outstanding if the dilutive potential common shares (stock options and convertible notes) had been issued, to the extent that such issuance would be dilutive.

Stock Based Compensation
      As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”), the Company has chosen to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and to provide the disclosure only requirements of SFAS No. 123. The Company has chosen not to record compensation expense using fair value measurement provisions in the statements of operations.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had expense for stock based compensation plans been determined based on the fair value at the grant dates for awards under the plans, reported net income and income per share would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

	Year Ended December 31,

	2004	2003	2002

Reported net income (loss) to common shareholders	$(6,662)	$(1,321)	$5,430
Add back: stock-based employee compensation expense, net of related tax effects	12	9	10
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(197)	(479)	(304)

Pro Forma	$(6,847)	$(1,791)	$5,136

Basic earnings (loss) per share:
Reported net income (loss)	$(0.51)	$(0.10)	$0.42
Stock-based employee compensation, fair value	(0.01)	(0.04)	(0.02)

Pro Forma	$(0.52)	$(0.14)	$0.40

Diluted earnings (loss) per share:
Reported net income (loss)	$(0.51)	$(0.10)	$0.41
Stock-based employee compensation, fair value	(0.01)	(0.04)	(0.02)

Pro Forma	$(0.52)	$(0.14)	$0.39

Advertising and Promotion
      The Company generally expenses all costs associated with its advertising and promotional efforts as incurred. During the years ended December 31, 2004, 2003 and 2002 the Company incurred $5.6 million, $5.4 million, and $5.4 million, respectively, in advertising expense from continuing operations. In addition, the Company had advertising expense associated with discontinued operations of $1.0 million, $934 thousand, and $970 thousand for those same periods, respectively.

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
      Contributions by the Company to the CPF for owned and managed hotels and contributions by the franchisees, through the individual franchise agreements, total up to 4% of room revenue or in some cases is based on reservation fees, frequent guest program dues and other services. The net assets and transactions of the CPF are therefore not included in the accompanying financial statements in accordance with FASB No. 45, “Accounting for Franchise Fee Revenue”.
      For the years ended December 31, 2004, 2003 and 2002, the Company contributed $6.6 million, $5.5 million and $5.7 million to the CPF, respectively, for its owned and managed properties. The Company recognizes those contributions as operating expenses as incurred. At December 31, 2004 and 2003, the Company had a net current receivable from the CPF of approximately $121 thousand and $305 thousand, respectively.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements
      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). In December 2003, the FASB issued a revision to this interpretation (“FIN No. 46(r)”). FIN No. 46(r) clarifies the application of Accounting Research Bulletin No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted FIN No. 46 on July 1, 2003 for those provisions then in effect, and adopted FIN No. 46(r) in its revised entirety for its financial statements on January 1, 2004. As discussed in Note 3, in the first quarter of 2004 the Company completed a public offering of $46 million of trust preferred securities through WestCoast Hospitality Capital Trust (“the Trust”), a Delaware statutory trust sponsored by the Company. As a result of the issuance of FIN No. 46(r) and the accounting profession’s application of the guidance provided by the FASB, issuer trusts, like the Trust, are generally variable interest entities. The Company has determined that it is not the primary beneficiary under the Trust, and accordingly it will not consolidate the financial statements of the Trust into its consolidated financial statements.
      Based upon the foregoing accounting authority, the Company’s consolidated financial statements prepared under generally accepted accounting principles (“GAAP”) beginning with the quarter ending March 31, 2004 present the debentures issued to the Trust as a related party liability, and the Company records offsetting assets relative to the cash and common securities received from the Trust in its consolidated balance sheet. For financial reporting purposes, the Company records interest expense on the corresponding debentures in its consolidated statements of operations.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions — an amendment of FASB Statements No. 66 and 67” (“SFAS No. 152”). SFAS No. 152 amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position SOP 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 152 is not expected to have a material impact on the Company’s consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29” (“SFAS No. 153”). The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This Statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt SFAS No. 123(R) on July 1, 2005, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using an option pricing model. The Company is evaluating the impact, if any, that these provisions of SFAS No. 123(R) may have on our consolidated financial statements but do not expect them to have a material impact.
      In addition, FAS No. 123(R) will require the Company to recognize compensation expense, if applicable, for the difference between the fair value of the Company’s common stock at the actual purchase price of the stock under our Employee Stock Purchase Plan discussed in Note 14. The Company cannot estimate what the final impact to the consolidated statement of operations will be in the future, because it will depend on, among other things, when and if shares are purchased and certain variables known only when participants in the plan are purchasing shares.

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

Reclassifications
      Certain prior year amounts have been reclassified to conform to the 2004 presentation. These reclassifications had no effect on net income or retained earnings as previously reported. See further discussion regarding reclassifications in Note 4.

3.	Trust Preferred Offering
      During the first quarter of 2004 the Company completed a public offering of $46 million of trust preferred securities through the Trust. The securities are listed on the New York Stock Exchange and entitle holders to cumulative cash distributions at a 9.5% annual rate and the securities mature on February 24, 2044. In addition, the Company invested $1.4 million in trust common securities, representing 3% of the total capitalization of the Trust.
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

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company used approximately $29.8 million of the net proceeds to pay accrued dividends on, and redeem in full, all outstanding shares of its Series A and Series B preferred stock on February 24, 2004. The Company is using the $13.9 million balance of the net proceeds for general corporate purposes including capital improvements.

4.	Assets Held For Sale and Discontinued Operations
      In connection with the November 2004 announcement of plans to invest $40.0 million to improve comfort, freshen décor and upgrade technology at our hotels, the Company implemented a plan to divest 11 non-strategic owned hotels, one real estate office building and certain other non-core properties including condominium units and two parcels of excess land. (collectively these assets are referred to herein as “the divestment properties”). Each of the divestment properties meets the criteria to be classified as an asset held for sale. In addition, the activities of those 11 hotels and the real estate office building are considered discontinued operations under generally accepted accounting principles. Each of the properties has been listed with a broker with experience in the related industry and the Company believes the sale of all the divestment assets will be completed in 2005.
      As of November 2004, the net book value of the non-core properties of approximately $1.6 million was reclassified to assets held for sale and is included with current assets on the consolidated balance sheet. Depreciation of these assets, if previously appropriate, has been suspended and no impairment adjustment was necessary. No assets were considered held for sale at December 31, 2003.
      Also as of November 2004, the remaining divestment properties were reclassified as assets held for sale, specifically designated as discontinued operations. Depreciation of these assets, if previously appropriate, has been suspended. A net of tax impairment charge of $5.8 million on four of the hotel properties is further discussed in Note 5. For comparative purposes, all financial information for periods presented prior to 2004 included on the consolidated balance sheet and statements of operations has been reclassified to conform to the 2004 presentation.
      A summary of the assets and liabilities of discontinued operations is as follows (in thousands):

	December 31, 2004			December 31, 2003

	Hotel	Office		Hotel	Office
	Properties	Building	Combined	Properties	Building	Combined

Cash and cash equivalents	$326	$8	$334	$235	$2	$237
Restricted cash	166	—	166	216	—	216
Accounts receivable, net	699	145	844	644	62	706
Inventories	305	—	305	332	—	332
Prepaid expenses and other	251	17	268	195	16	211
Property and equipment, net	45,033	13,032	58,065	46,972	12,868	59,840
Other assets, net	379	1,396	1,775	367	1,440	1,807

Assets of discontinued operations	$47,159	$14,598	$61,757	$48,961	$14,388	$63,349

Accounts payable	$174	$47	$221	$396	$13	$409
Accrued payroll and related benefits	404	2	406	344	2	346
Accrued interest payable	44	68	112	45	69	114
Advanced deposits	15	—	15	37	—	37
Other accrued expenses	318	64	382	38	40	78
Long-term debt	10,862	10,881	21,743	11,502	11,247	22,749
Minority interest in partnerships	—	—	—	(153)	—	(153)

Liabilities of discontinued operations	$11,817	$11,062	$22,879	$12,209	$11,371	$23,580

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the results of operations for the discontinued operations is as follows (in thousands):

	December 31, 2004			December 31, 2003			December 31, 2002

	Hotel	Office		Hotel	Office		Hotel	Office
	Properties	Building	Combined	Properties	Building	Combined	Properties	Building	Combined

Revenues	$24,116	$3,643	$27,759	$22,742	$3,705	$26,447	$24,215	$3,710	$27,925
Operating expenses	(21,601)	(1,691)	(23,292)	(21,294)	(1,570)	(22,864)	(21,959)	(1,648)	(23,607)
Depreciation and amortization	(1,678)	(608)	(2,286)	(1,611)	(1,083)	(2,694)	(1,576)	(61)	(1,637)
Gain (loss) on asset dispositions	1	—	1	(51)	—	(51)	2	—	2
Conversion expenses	—	—	—	(42)	—	(42)	—	—	—
Impairment loss	(8,877)	—	(8,877)	—	—	—	—	—	—
Interest expense	(874)	(805)	(1,679)	(644)	(829)	(1,473)	(466)	(861)	(1,327)
Interest income	—	—	—	—	—	—	2	—	2
Other income (expense)	(16)	—	(16)	(3)	—	(3)	—	—	—
Minority interest in partnerships	90	—	90	155	—	155	75	—	75
Income tax benefit (expense)	3,094	(189)	2,905	262	(78)	184	(110)	(399)	(509)

Net income (loss)	$(5,745)	$350	$(5,395)	$(486)	$145	$(341)	$183	$741	$924

      Property and equipment included as a component of assets of discontinued operations is further summarized as follows (in thousands):

	December 31,

	2004	2003

Buildings and equipment	$51,265	$53,710
Furniture and fixtures	3,850	3,442
Landscaping and land improvements	615	559

	55,730	57,711
Less accumulated depreciation and amortization	(14,595)	(12,453)

	41,135	45,258
Land	16,603	14,376
Construction in progress	327	206

	$58,065	$59,840

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Long-term debt included as a component of discontinued operations is further summarized as follows (in thousands except monthly payment information):

	December 31,

	2004	2003

Note payable in monthly installments of $91,871 including interest at 7.39%, through June 2011, collateralized by real property	$10,495	$10,809
Note payable in monthly installments of $48,831 including interest at 6.70%, through July 2013, collateralized by real property	6,949	7,058
Note payable in monthly installments of $17,438 including interest at a variable rate (4.125% at December 31, 2004 and 4.250% at December 31, 2003), through January 2008, collateralized by real property	2,113	2,232
Note payable in monthly installments of $18,462 including interest at an index rate plus 1.50%, subject to a minimum of 9.50% and a maximum of 12.00% (9.50% at December 31, 2004 and 2003), through December 2011, collateralized by real property	1,126	1,232
Industrial revenue bonds payable in monthly installments of $25,417 including interest at a variable rate (5.20% at December 31, 2004 and 5.10% at December 31, 2003), through January 2007, collateralized by real property	675	980
Note payable in monthly installments of $8,373 including interest at a variable rate (3.57% at December 31, 2004 and 3.72% at December 31, 2003), through November 2009, collateralized by certain equipment and furniture and fixtures	327	414
Other	58	24

Total long-term debt of discontinued operations	$21,743	$22,749

      At December 31, 2002, assets held for sale consisted of two office buildings in Spokane, Washington and the WestCoast Kalispell Center Hotel and Mall with an aggregate net carrying value of $34.4 million. In June 2002, the Company entered into a purchase and sale agreement with a potential buyer for the WestCoast Kalispell Center Hotel and Mall. In July 2003 the Company and the potential buyer of the WestCoast Kalispell Center Hotel and Mall mutually terminated the sales agreement, at which time the Company determined that it was no longer in its best interest to continue to market the property for sale. As a result of this decision, the net book value of the WestCoast Kalispell Center Hotel and Mall of approximately $13.0 million was reclassified from assets held for sale to property and equipment. A depreciation adjustment of $520 thousand was recorded as of June 30, 2003, reflecting non-cash depreciation expense that would have been recognized had the assets been classified as held and used since July 2002.
      Continuing to follow its strategy of divesture from non-core assets, the Company remained committed to the sale of the two Spokane office buildings. However, in September 2003 the Company determined that there could be no assurances given that the sale of these assets would have been completed in the time frame permissible under generally accepted accounting principles to permit the classification of these assets as held for sale on the financial statements. As a result of this decision, the net book value of the related assets of approximately $21.7 million was reclassified from assets held for sale to property and equipment. A depreciation adjustment of approximately $1.6 million was recorded in September 2003, reflecting non-cash expenses that would have been recognized had the assets been classified as property and equipment since December 2001. One of the office buildings is included in the divestment properties noted above.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment
      Property and equipment used in continuing operations is summarized as follows (in thousands):

	December 31,

	2004	2003

Buildings and equipment	$207,597	$194,383
Furniture and fixtures	21,063	19,713
Landscaping and land improvements	2,243	1,810

	230,903	215,906
Less accumulated depreciation and amortization	(71,262)	(65,193)

	159,641	150,713
Land	59,640	50,006
Construction in progress	3,851	3,480

	$223,132	$204,199

      Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was approximately $11.5 million, $11.7 million, $8.9 million, respectively. Of that, $9.4 million, $9.1 million, and $7.4 million of depreciation expense, respectively, was related to business units considered continuing operations. $2.1 million, $2.6 million, and $1.5 million of depreciation expense, respectively, was included with the activities of discontinued operations.
      In association with our decision to divest certain assets, as discussed in Note 4, the Company evaluated the divestment properties for potential impairment in accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” As a result, four of the hotel assets included in the divestment properties were determined to have been impaired, in aggregate $8.9 million. The impairment amount was calculated using expected sales prices, less expected transaction costs, as compared to the carrying value at the date of the evaluation, in November 2004. That impairment amount is reflected, net of the income tax effect, as a part of discontinued operations.
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
      As part of a business combination in 1999, the Company assumed a lease on a hotel in Bellevue, Washington and has operated the property since that date. The lease included an option to purchase the property by December 31, 2003. In December 2003, the Company exercised its option to purchase the Red Lion Hotel Bellevue for $12.0 million. The Company completed the purchase of this hotel on April 17, 2004 utilizing certain tax deferred proceeds from the sale of the Red Lion River Inn completed in 2003. The gross purchase price of the hotel under the option, paid in cash, totaled $3.3 million. In addition, the Company maintained an option with a cost basis of $9.1 million and assumed debt totaling $7.9 million that has become part of its new basis in the property and equipment.
      As discussed in Note 1, through October 2004 the Company maintained a 50% interest in a real estate limited partnership whose primary activity was the ownership and operation of a hotel. In November 2004 the Company acquired the remaining 50% ownership from the partner in exchange for $250 thousand in cash and

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a release to the counter party for its capital deficit in the partnership. Since inception of the partnership, the Company has consolidated the balance sheet and operating activities of the partnership and reflected a minority interest for the counterparties ownership. As a result of this transaction the net book value in the underlying assets of the partnership was increased by $493 thousand. $250 thousand of this is included as cash additions to property and equipment. The remaining $243 thousand is reflected as a non cash investing activity and the deficit balance minority interest account was removed.
      In October 2004, the Company sold a parcel of undeveloped land in Spokane, Washington previously used for a parking lot to a third party for approximately $1.1 million. The resulting gain after transaction costs was approximately $418 thousand.
      In November 2003, the Company sold one of its hotels to an unrelated party for $10.8 million. The net proceeds, after repayment of debt directly related to the property of $6.0 million and associated sales costs, are being used to invest in other properties under a tax deferral strategy. The Company then entered into an operating lease agreement with the new owner which expires in November 2018 and requires monthly payments of approximately $63 thousand. At the Company’s option, the lease term is renewable for three five-year terms. The pre-tax gain on the sale-leaseback transaction of approximately $7.0 million was deferred and is being amortized into income over the period of the lease term. During the years ended December 31, 2004 and 2003 the Company recognized $468 thousand and $72 thousand, respectively, of the deferred gain and the remaining balance at December 31, 2004 was $6.5 million.
      In March 2002, the Company entered into an agreement for the sale of an 80.1% interest in the WHC Building, while retaining the management of the building, its lease of space, and the remaining ownership interest. At the time of the sale the cost and accumulated depreciation of this building was $10.6 million and $4.0 million, respectively. The sale of the building resulted in a pre-tax gain of $5.8 million, of which $3.0 million was recognized as a gain on asset disposition in 2002. Due to the Company retaining an investment and a partial lease of the building, a portion of the gain is being deferred over the six-year lease term. During the years ended December 31, 2004, 2003, and 2002 the Company recognized $286 thousand, $286 thousand, and $215 thousand of the deferred gain. As of December 31, 2004, the total deferred gain remaining is $2.1 million.
      Through the second quarter of 2003 the Company leased certain equipment under capital leases. The remaining balance under those leases was paid in full during 2003 and the net book value was transferred from equipment under capital leases to buildings and equipment. The prior year balance has also been reclassified for consistency.

6.	Other Investments
      The Company’s investments in other entities, included in other assets, are summarized as follows:
      Beginning March 2002, the Company owned a 19.9% interest in the WHC Building as discussed in Note 5. At December 31, 2004 and 2003 the investment balance was approximately $773 thousand and $1.2 million, respectively. The investment is accounted for under the equity method of accounting. The Company received a distribution from the partnership during 2004 of $448 thousand and $107 thousand in 2003.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized unaudited financial information with respect to the equity method investment in the WHC Building is as follows (in thousands):

	December 31,

	2004	2003

Current assets	$158	$129
Total assets	$12,988	$13,065
Current liabilities	$247	$276
Total liabilities	$9,189	$7,057
Total equity	$3,799	$6,008
Revenues	$1,777	$2,025
Net income	$152	$522
      Through April 2003, the Company maintained a 0.3% general partnership interest in a hotel property, which was also accounted for under the equity method of accounting. At December 31, 2002 the investment balance was $937 thousand. Effective April 2003, the Company sold its ownership investment in this hotel venture to an unrelated third party for $350 thousand. In addition, the Company assigned its interest in the management agreement to the same party in exchange for a structured payment arrangement totaling approximately $141 thousand with monthly payments through January 2004. The carrying value of the Company’s investment at the date of sale was $934 thousand, resulting in a loss on the transaction of $443 thousand, which is included as a loss on asset dispositions in the accompanying statements of operations for 2003.
      The Company maintains a 6% interest in a limited liability company, which is accounted for under the cost method. Accordingly the Company’s investment is increased or decreased by contributions, distributions, or impairments only. The Company also holds certain other minority investments in real estate ventures accounted for under the cost method. At both December 31, 2004 and 2003 the aggregate balance of these investments accounted for under the cost method was $105 thousand and $242 thousand, respectively.
      As disclosed in Note 3, in connection with the $46.0 million offering of trust preferred securities the Company maintains a 3% trust common security interest in the Trust. The investment is accounted for under the equity method of accounting. At December 31, 2004, the investment balance, after adjustment for the earnings and expenses from the trust for 2004 was $1.4 million.
      The Company has recorded aggregate income from these investments during the years ended December 31, 2004, 2003 and 2002 of $78 thousand, $119 thousand, and $28 thousand respectively. Additionally the Company has recorded aggregate revenues from managing these properties of $62 thousand, $115 thousand and $374 thousand during the years ended December 31, 2004, 2003, and 2002 respectively.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Long-Term Debt
      In addition to the debentures discussed in Note 3, the Company has long-term debt, consisting of mortgage notes payable and notes and contracts payable, collateralized by real property, equipment and the assignment of certain rental income. Long-term debt for continuing operations is as follows (in thousands except monthly payment information):

	December 31,

	2004	2003

Note payable in monthly installments of $276,570 including interest at 7.93%, through June 2011, collateralized by real property	$34,421	$34,941
Note payable in monthly installments of $108,797 including interest at 8.08%, through September 2011, collateralized by real property	13,414	13,608
Note payable in monthly installments of $70,839 including interest at 6.70%, through July 2013, collateralized by real property	10,081	10,238
Note payable in monthly installments of $74,480 including interest at 7.42%, through August 2023	9,102	1,303
Note payable in monthly installments of $62,586 including interest at 6.70%, through July 2013, collateralized by real property	8,906	9,046
Note payable in monthly installments of $52,844 including interest at 8.08%, through September 2011, collateralized by real property	6,515	6,610
Note payable in monthly installments of $41,265 including interest at 6.70%, through July 2013, collateralized by real property	5,872	5,964
Note payable in monthly installments of $46,695 including interest at 8.00%, through October 2011, collateralized by real property	5,801	5,886
Note payable in monthly installments of $35,076 including interest at 6.70%, through July 2013, collateralized by real property	4,991	5,070
Note payable in monthly installments of $34,388 including interest at 6.70%, through July 2013, collateralized by real property	4,894	4,970
Industrial revenue bonds payable in monthly installments of $66,560 including interest at 5.90%, through October 2011, collateralized by real property	4,524	5,036
Notes payable in monthly installments of principal and interest at 7.00%, through January 2010 convertible into common stock of the Company at $15 per share	4,161	4,820
Note payable in monthly installments of $28,198 including interest at 6.70%, through July 2013, collateralized by real property	4,013	4,075
Note payable in monthly installments of $53,517 including interest at 8.00%, through July 2005, collateralized by real property	3,978	4,289
Note payable in monthly installments of $45,407 including interest at a variable rate (9.00% at December 31, 2004 and 2003), through April 2010, collateralized by real property	3,657	3,863
Note payable in monthly installments of $20,633 including interest at 6.70%, through July 2013, collateralized by real property	2,936	2,982
Note payable in monthly installments of $20,633 including interest at 6.70%, through July 2013, collateralized by real property	2,936	2,982
Note payable in monthly installments of $17,194 including interest at 6.70%, through July 2013, collateralized by real property	2,447	2,485
Other	562	519

Total long-term debt	133,211	128,687
Due within one year	(7,455)	(4,623)

Long-term debt due after one year	$125,756	$124,064

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On June 27, 2003, the Company secured term debt of $55.2 million from Column Financial, Inc., a Credit Suisse First Boston subsidiary. The debt, included in the above table, is collateralized by certain of the Company’s hotel properties, requires monthly payments based on a fixed interest rate of 6.7% per annum and a 25-year amortization schedule, and matures in full on July 11, 2013. In connection with securing this term debt, the Company incurred loan fees and other costs totaling $1.4 million which were capitalized and are being amortized using the effective interest method over the ten year period of the underlying promissory notes. A portion of the proceeds from these new borrowings were used to pay down the $51.5 million outstanding balance on the Company’s then existing credit facility.
      Contractual maturities for long-term debt for continuing operations outstanding at December 31, 2004 are summarized by year as follows (in thousands):

Year Ending December 31,	Amount

2005	$7,455
2006	3,785
2007	4,071
2008	4,354
2009	4,684
Thereafter	108,862

$133,211

8.	Notes Payable to Bank
      As discussed in Note 7, a portion of the proceeds from certain term borrowings in July 2003 were used to pay down the $51.5 million outstanding balance on the Company’s then existing credit facility with U.S. Bank. That credit facility agreement was then amended, resulting in reduction of borrowing capacity under lien and a proportionate write-off of the then remaining unamortized deferred loan costs totaling $790 thousand. The U.S. Bank credit facility was terminated by the Company in October 2003. The remaining associated loan fees were then written off.
      In October 2003, the Company entered into a new primary revolving credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”). The agreement provided a revolving credit facility with a total of $10 million in borrowing capacity. This included two revolving lines of credit: Line A allowed for maximum borrowings of $7.0 million and was collateralized by personal property and five owned hotels. Line B allowed for maximum borrowings of $3.0 million and was collateralized by personal property. Line B expired in October 2004 and was not renewed, leaving the maximum borrowing capacity under the credit agreements at $7.0 million. Interest under the line was computed based, at the Company’s option, upon either the bank’s prime rate or certain LIBOR rates.
      The agreement, as amended and effective December 27, 2004, contained certain restrictions and covenants, the most restrictive of which required the Company to maintain a minimum tangible net worth of $110 million, a minimum EBITDA (as defined by the bank) coverage ratio of 1.25:1, and a maximum funded debt to EBITDA ratio of 6.25:1 for the quarters ended December 31, 2004. At December 31, 2004 the Company was in compliance with the covenants under the credit agreement. The Company utilized Line A during the first quarter of 2004, with the maximum amount borrowed during that quarter of $4.0 million. This borrowing was made prior to the close of the trust preferred offering in February 2004. The line was not used during the second, third or fourth quarters of 2004 and at December 31, 2004 no amounts were outstanding under any portion of the credit agreement.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On February 9, 2005, subsequent to the balance sheet date, the Company modified its existing bank credit facility with Wells Fargo by entering into a First Amended and Restated Credit Agreement. The credit agreement includes a revolving credit facility with a total of $20.0 million in borrowing capacity for working capital purposes, This includes a $4 million line-of-credit secured by the Company’s personal property and two hotels (“New Line A”) and a $16.0 million line of credit secured by the Company’s personal property and seven hotels that the Company is holding for sale (“New Line B”). Interest under both New Line A and New Line B is set at 1% over the bank’s prime rate. If the Company sells any of the hotels securing New Line B, the Company will pay, to the extent of any outstanding borrowings, a release price that is based on a percentage of the specific hotel’s appraised value, and the amount available for borrowing under New Line B will be reduced proportionally. The Credit Agreement contains certain restrictions and financial covenants, including covenants regarding minimum tangible net worth, maximum funded debt to EBITDA ratio and EBITDA coverage ratio. Except for release payments used to reduce the outstanding principal balance of New Line B in connection with sales of hotels securing New Line B, neither New Line A nor New Line B requires any principal payments until its respective maturity date. New Line A has a maturity date of January 3, 2007. New Line B has a maturity date of June 30, 2006.

9.	Stockholders’ Equity
      The Articles of Incorporation of the Company authorize 50 million common shares and 5 million preferred shares. The preferred stock rights, preferences and privileges will be determined by the Board of Directors.
      As part of an acquisition in 2001 the Company issued 303,771 shares of Series A Preferred Stock and 303,771 shares of Series B Preferred Stock. Both the Series A and Series B preferred shares had a $0.01 par value and a $50 stated value, and gave the holder certain preferences upon any liquidation of the Company, including payment of $50 per share plus any unpaid dividends before any payment could be made to common stockholders. As further discussed in Note 3, all of the shares of Series A and Series B preferred stock were redeemed in February 2004.
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
      As a result of cancelled franchise agreements in 2002, 2,456 shares of Preferred Series A and B, respectively, were cancelled totaling approximately $246 thousand. As a result of cancelled franchise agreements and other settlements of franchise related fees in 2003, 7,197 shares of Preferred Series A and B, respectively, were cancelled totaling approximately $719 thousand. Aggregate dividends on the Series A and Series B preferred stock for the years ended December 31, 2004, 2003 and 2002 totaled $377 thousand, $2.5 million and $2.6 million, respectively.
      During the years ended December 31, 2003 and 2002, 2,678 and 2,276 shares of common stock, respectively, were issued to non-employee directors as compensation for service. No such shares were issued during 2004.
      During November 2004, the Company granted 18,535 shares of common stock, restricted as to trading, to an officer as compensation. The award vested 20% upon grant and will vest an additional 20% at each subsequent anniversary date. While all of the shares are considered granted, they are not considered issued or outstanding until vested.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes
      Major components of the Company’s income tax provision for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	December 31,

	2004	2003	2002

Current:
Federal expense (benefit)	$(2,973)	$(604)	$2,288
State expense (benefit)	(39)	(29)	160
Deferred expense (benefit)	(769)	500	1,921

	(3,781)	(133)	4,369
Amount reflected as a component of discontinued operations	2,905	184	(509)

Income tax expense (benefit)	$(876)	$51	$3,860

      The income tax provisions shown in the consolidated statements of operations differ from the amounts calculated using the federal statutory rate applied to income before income taxes as follows (in thousands):

	December 31,

	2004		2003		2002

	Amount	%	Amount	%	Amount	%

Provision at federal statutory rate	$(3,423)	(34.0)%	$369	34.0%	$4,208	34.0%
Effect of tax credits	(252)	(2.5)%	(398)	(36.7)%	(186)	(1.5)%
State taxes, net of federal benefit	(25)	(0.2)%	(19)	(1.7)%	106	0.9%
Other	(81)	(0.8)%	(85)	(7.7)%	241	1.9%

	(3,781)	(37.5)%	(133)	(12.1)%	4,369	35.3%
Amount reflected as a component of discontinued operations	2,905	28.8%	184	16.9%	(509)	(4.1)%

Income tax expense (benefit)	$(876)	(8.7)%	$51	4.8%	$3,860	31.2%

      Significant components of the net deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows (in thousands):

	December 31,

	2004		2003

	Assets	Liabilities	Assets	Liabilities

Property and equipment	$—	$20,280	$—	$13,584
Rental income	—	515	—	1,023
Brand name	—	602	—	602
Other intangible assets	—	2,167	—	2,463
Gain on sale leaseback	3,026	—	—	—
Impairment charge	3,151	—	—	—
Other	1,395	—	911	—

Total	$7,572	$23,564	$911	$17,672

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Operating Lease Income
      The Company leases shopping mall space to various tenants over terms ranging from one to ten years. The leases generally provide for fixed minimum monthly rent as well as tenants’ payments for their pro rata share of taxes and insurance, common area maintenance and expenses associated with the shopping mall. In addition, the Company leases commercial office space over terms ranging from one to seventeen years. Future minimum lease income under existing non-cancelable leases as of December 31, 2004 for continuing operations is as follows (in thousands):

Year Ending December 31,	Amount

2005	$2,912
2006	1,921
2007	1,200
2008	932
2009	481
Thereafter	414

$7,860

      Rental income for the years ended December 31, 2004, 2003 and 2002 from continuing operations was approximately $3.9 million, $4.1 million, and $4.4 million respectively, which included contingent rents of approximately $150 thousand, $166 thousand, and $155 thousand, respectively.

12.	Operating Lease Commitments
      The Company has various operating leases, the most significant are:
      At December 31, 2001, the Company assumed a master lease agreement which covered 17 hotel properties including 12 which were part of the Red Lion acquisition. The Company has entered into an agreement with Doubletree DTWC Corporation whereby Doubletree DTWC Corporation is subleasing five of these hotel properties from the Company. The master lease agreement requires minimum monthly payments of $1.3 million plus contingent rents based on gross receipts from the 17 hotels, of which approximately $800 thousand per month is paid by a sub-lease tenant. The lease agreement expires in December 2020, but the Company has the option to extend the term for three additional five year terms.
      As discussed in Note 5, in November 2003 the Company sold one of its hotels to an unrelated party in a sales-operating leaseback transaction. The lease expires in November 2018 and requires monthly payments of approximately $63 thousand. At the Company’s option, the lease term is renewable for three five-year terms.
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

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total minimum payments due under all of the Company’s term operating leases at December 31, 2004 are as follows (in thousands):

Years Ending December 31,	Amount

2005	$6,257
2006	6,257
2007	6,257
2008	6,144
2009	6,121
Thereafter	65,439

$96,475

      The above amounts are net of $9.9 million of sublease income to be earned annually through 2020.
      Total rent expense from continuing operations, net of sublease income under the leases for the years ended December 31, 2004, 2003, and 2002, was $7.6 million, $7.6 million, and $7.0 million, respectively.

13.	Related-Party Transactions
      The Company had the following transactions with related parties:

•	The Company recorded management fee and other income of approximately $130 thousand, $128 thousand, and $129 thousand during the years ended December 31, 2004, 2003 and 2002, respectively, for performing management and administrative functions for entities which are owned by key stockholders and management of the Company. The net assets and transactions of these entities are excluded from the Company’s consolidated financial statements.

•	The Company received commissions for real estate sales from entities which are owned or partially owned by key stockholders and management of the Company totaling $49 thousand, $39 thousand and $54 thousand for the years ended December 31, 2004, 2003 and 2002, respectively. The net assets and transactions of these entities are excluded from the Company’s consolidated financial statements.

•	During 2004, 2003 and 2002, the Company held certain cash and investment accounts in a bank and had notes payable to the same bank. The bank’s chairman and chief executive officer is a director of the Company. At December 31, 2004 and 2003, total cash and investments of approximately $3.9 million and $590 thousand, respectively, and a note payable totaling approximately $4.5 million and $5.0 million respectively, were outstanding with this bank. Total interest income of $79 thousand, $1 thousand, and $7 thousand, respectively, and interest expense of $284 thousand, $313 thousand, and $174 thousand, respectively, was recorded related to this bank during the years ended December 31, 2004, 2003 and 2002. Additionally, the Company is the real estate manager for the bank’s corporate office building. During the years ended December 31, 2004, 2003 and 2002, the Company recognized management fee income of $124 thousand, $121 thousand, and $117 thousand, respectively.

•	For the years ended December 31, 2004, 2003 and 2002, the Company received $62 thousand, $115 thousand and $51 thousand, respectively, in management fees and $39 thousand, $44 thousand and $24 thousand in leasing fees from the WHC building, in which the Company owns a 19.9% interest.

•	The Company purchased product for use in the hotels and restaurants from an entity related by common board members with WestCoast totaling $200 thousand, $163 thousand, and $76 thousand for the years ended December 31, 2004, 2003, and 2002, respectively.

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	During 2004 the Company leased office space in one of its commercial buildings to the chairman of the board of directors. Real estate segment revenues include $19 thousand of rental income under this agreement for that year.

14.	Employee Benefit and Stock Plans

1998 Stock Incentive Plan
      The 1998 Stock Incentive Plan (“the Plan”) was adopted by the Board of Directors and authorizes the grant or issuance of various option or other awards. As currently amended in 2000, the Plan allows for a maximum number of shares which may be awarded of 1,400,000 shares, subject to adjustment for stock splits, stock dividends and similar events. The Compensation Committee of the Board of Directors administers the Plan and establishes to whom, and the type and the terms and conditions, including the exercise period, of the awards are granted.
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
      During the year ended December 31, 2004 one officer received an award of 18,535 restricted common shares. The quoted market price of the common stock at the date of grant was $5.10 per share. The award vested 20% at the date of grant and will vest 20% on the anniversary of the grant date for the next four years.
      All options granted prior to 2003 were designated as nonqualified options, with an exercise price equal to or in excess of fair market value on the date of grant and for a term of ten years. For substantially all options granted, fifty percent of each recipients’ options will vest on the fourth anniversary of the date of grant and the remaining 50% will vest on the fifth anniversary of the date of grant. For options issued prior to 2004, the vesting schedule will change if, beginning one year after the option grant date, the stock price of the common stock reaches the following target levels (measured as a percentage increase over the exercise price) for 60 consecutive trading days:

Stock Price	Percent of Option
Increase	Shares Vested

25%	25%
50%	50%
75%	75%
100%	100%

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For options issued after 2003, the vesting schedule will change if, between the two year anniversary and the four year anniversary of the option grant date, the stock price of the common stock reaches the following target levels (measured as a percentage increase over the exercise price) for 60 consecutive trading days:

Stock Price	Percent of Option
Increase	Shares Vested

100%	25%
200%	50%
      Stock option transactions are summarized as follows:

	Number of	Weighted-Average	Exercise Price	Expiration
	Shares	Exercise Price	Per Share	Date

Balance, January 1, 2002	1,276,619	$11.57	$6.07-15.00	2008-2011
Options granted	6,500	$7.67	$7.50-7.95	2012
Options forfeited	(173,563)	$10.67	$6.07-15.00
Options cancelled	(571,661)	$13.93	$15.00

Balance, December 31, 2002	537,895	$8.29	$6.07-15.00	2008-2012
Options granted	346,230	$5.42	$5.26-5.98	2013
Options forfeited	(58,116)	$6.09	$5.26-15.00

Balance, December 31, 2003	826,009	$7.24	$5.26-15.00	2008-2013
Options granted	496,405	$5.10	$5.10	2014
Options exercised	(26,587)	$5.26	$5.26
Options forfeited	(211,889)	$5.26	$5.26-15.00

Balance, December 31, 2004	1,083,938	$6.45	$5.10-15.00	2008-2014

      During the first quarter of 2004, a total of 26,587 options to purchase common shares were exercised by employees under the terms of their options agreements, resulting in proceeds to the Company totaling approximately $140 thousand. Remaining options available for grant at December 31, 2004 were 270,940. At December 31, 2004, options totaling 272,584 were exercisable at a weighted average exercise price of $8.99.
      The following table summarizes information about the Company’s outstanding stock options at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

5.10 - 6.07	893,920	8.96	$5.37	120,357	$5.26
7.50 - 8.31	67,486	5.15	8.02	42,195	7.90
10.94	41,123	4.01	10.94	41,123	10.94
15.00	81,409	3.73	15.00	68,909	15.00

	1,083,938	8.15	$6.45	272,584	$8.99

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002:

	2004	2003	2002

Dividend yield	0%	0%	0%
Expected volatility	35%	25%	25%
Risk free interest rates	2.77%	2.56%	4.60%
Expected option lives	4 years	4 years	4 years
      The weighted-average life of options outstanding at December 31, 2004 was 8.15 years. No options were issued in 2004, 2003 or 2002 for which the exercise price exceeded the fair market value of the common stock at the date of grant. The weighted-average fair value and exercise price for options granted at or below market value in 2004, 2003 and 2002 are as follows:

	Weighted-Average			Weighted-Average
	Fair Value			Exercise Price

	2004	2003	2002	2004	2003	2002

Options granted at market value	$2.40	$1.47	$2.17	$5.10	$5.42	$7.67

Employee Stock Purchase Plan
      In 1998, the Company adopted the Employee Stock Purchase Plan to assist employees of the Company in acquiring a stock ownership interest in the Company. A maximum of 300,000 shares of common stock is reserved for issuance under this plan. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions. No employee may purchase more than $25 thousand worth of common stock under this plan in any calendar year. During the years ended December 31, 2004, 2003 and 2002, 27,971, 21,805, and 19,902, shares were purchased under this plan for approximately $114 thousand, $99 thousand, and $102 thousand, respectively.

Defined Contribution Plan
      The Company and its employees contribute to the WestCoast Hospitality Corporation Amended and Restated Retirement and Savings Plan. The defined contribution plan was created for the benefit of substantially all employees of the Company. The Company makes contributions of up to 3% of an employee’s compensation based on a vesting schedule and eligibility requirements set forth in the plan document. Company contributions to the plan for the years ended December 31, 2004, 2003, and 2002 were approximately $433 thousand, $439 thousand, and $435 thousand, respectively.

15.	Fair Value of Financial Instruments
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
      The carrying amounts for cash and cash equivalents, accounts receivable, current liabilities and variable rate long-term debt are reasonable estimates of their fair values. The fair value of fixed-rate long-term debt is estimated based on the discounted value of contractual cash flows. The discount rate is estimated using the

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rates currently offered for debt with similar remaining maturities. The debentures are valued at the closing price of the underlying trust preferred securities (discussed in Note 3) on the New York Stock Exchange, on the last trading day of the period, plus the face value of the debenture amount representing the trust common securities held by the Company.
      The estimated fair values of financial instruments of continuing operations are as follows (in thousands):

	December 31,

	2004		2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash, cash equivalents, and restricted cash	$13,669	$13,669	$12,620	$12,620
Accounts receivable	$8,464	$8,464	$8,600	$8,600
Financial liabilities:
Current liabilities, excluding debt	$17,648	$17,648	$19,602	$19,602
Long-term debt	$133,211	$133,211	$128,687	$128,687
Debentures	$47,423	$50,459	$—	$—

16.	Business Segments
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

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Selected information with respect to the segments is as follows for continuing operations (in thousands):

	Year Ended December 31,

	2004	2003	2002

Revenues:
Hotels and restaurants	$143,193	$140,360	$149,105
Franchise, central services and development	2,600	3,642	4,137
Entertainment	11,615	7,980	7,430
Real estate	5,416	5,209	5,291
Corporate services	319	337	283

	$163,143	$157,528	$166,246

Operating income (loss):
Hotels and restaurants	$11,170	$10,976	$15,436
Franchise, central services and development	542	1,026	1,396
Entertainment	735	668	768
Real estate	2,076	1,490	5,311
Corporate services	(3,275)	(3,200)	(2,916)

	$11,248	$10,960	$19,995

Capital expenditures:
Hotels and restaurants	$13,080	$5,253	$5,242
Franchise, central services and development	503	88	2,056
Entertainment	187	199	156
Real estate	222	313	191
Corporate services	160	1,086	2,316

	$14,152	$6,939	$9,961

Depreciation and amortization:
Hotels and restaurants	$8,630	$7,825	$7,136
Franchise, central services and development	306	304	337
Entertainment	427	339	319
Real estate	720	1,204	230
Corporate services	457	666	858

	$10,540	$10,338	$8,880

Identifiable assets (including discontinued operations):
Hotels and restaurants	$304,458	$293,676	$297,604
Franchise, central services and development	13,054	14,101	16,974
Entertainment	10,699	10,869	9,683
Real estate	21,833	21,798	23,203
Corporate services	14,568	12,781	9,246

	$364,612	$353,225	$356,710

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Selected information with respect to the segments is as follows for discontinued operations (in thousands):

	Year Ended December 31,

	2004	2003	2002

Revenues:
Hotels and restaurants	$24,116	$22,742	$24,215
Real estate	3,643	3,705	3,710

	$27,759	$26,447	$27,925

Operating income (loss):
Hotels and restaurants	$(8,039)	(256)	682
Real estate	1,344	1,052	2,001

	$(6,695)	$796	$2,683

Capital expenditures:
Hotels and restaurants	$7,074	$357	$745
Real estate	672	43	2

	$7,746	$400	$747

Depreciation and amortization:
Hotels and restaurants	$1,678	$1,611	$1,576
Real estate	608	1,083	61

	$2,286	$2,694	$1,637

17.	Earnings Per Share
      The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share amounts):

	Year Ended December 31,

	2004	2003	2002

Numerator
Basic:
Net income (loss) from continuing operations	$(890)	$1,560	$7,083
Preferred stock dividend	(377)	(2,540)	(2,577)

Income (loss) applicable to common shareholders before discontinued operations	(1,267)	(980)	4,506
Income (loss) on discontinued operations	(5,395)	(341)	924

Income (loss) applicable to common shareholders	(6,662)	(1,321)	5,430

WESTCOAST HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2004	2003	2002

Diluted:
Income (loss) applicable to common shareholders before discontinued operations	$(1,267)	$(980)	$4,506
Income effect of OP Units(a)	—	—	44

Income (loss) applicable to common shareholders before discontinued operations — diluted	(1,267)	(980)	4,550
Income (loss) on discontinued operations	(5,395)	(341)	924

Income (loss) applicable to common shareholders — diluted	$(6,662)	$(1,321)	$5,474

Denominator:
Weighted average shares — basic	13,049	12,999	12,975
Effect of dilutive OP units(a)	—	—	286
Effect of dilutive common stock options and convertible notes(b)(c)(d)	—	—	24

Weighted average shares — diluted	13,049	12,999	13,285

Earnings per common share
Basic:
Income (loss) applicable to common shareholders before discontinued operations	$(0.10)	$(0.07)	$0.35
Income (loss) on discontinued operations	$(0.41)	$(0.03)	$0.07

Income (loss) applicable to common shareholders	$(0.51)	$(0.10)	$0.42

Diluted:
Income (loss) applicable to common shareholders before discontinued operations	$(0.10)	$(0.07)	$0.34
Income (loss) on discontinued operations	$(0.41)	$(0.03)	$0.07

Income (loss) applicable to common shareholders	$(0.51)	$(0.10)	$0.41

(a)	At December 31, 2004 and 2003, the effect of converting OP Units would be anti-dilutive and the units are therefore excluded from the above calculation.

(b)	At December 31, 2004 and 2003 1,083,938 and 826,009 options to purchase common shares, respectively, were outstanding. The effect of the shares that would be issuable upon exercise of these options would be anti- dilutive and the options are therefore excluded from the above calculation.

(c)	At December 31, 2002 537,895 options to purchase common stock were outstanding. The effect of 514,085 of the shares that would be issuable upon exercise of these options would be anti-dilutive and the options are therefore excluded from the above calculation.

(d)	Convertible notes are excluded from the above calculation for all periods presented as they are anti-dilutive.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
      There were no changes in our accountants during 2004. There were no disagreements with our accountants on accounting and financial disclosure during 2004.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      As of the date of the filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Controls
      There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls during the period for which this annual report relates.

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      A portion of the information required by this item is contained in, and incorporated by reference from, the proxy statement for our 2005 Annual Meeting of Shareholders under the captions “Proposal 1: Election of Directors,” “Beneficial Ownership Reporting Compliance” and “Code of Ethics.” We make available free of charge on our website (www.westcoasthotels.com) the charters of all of the standing committees of our board of directors (including those of the audit, nominating and corporate governance and compensation committees), the code of business conduct and ethics for our directors, officers and employees, and our corporate governance guidelines. We will furnish copies of these documents to any shareholder upon written request sent to the Vice President, General Counsel, 201 W. North River Drive, Suite 100, Spokane, Washington 99201-2293.

      Set forth below is information regarding our directors, executive officers and certain key employees as of March 15, 2005:

Name	Age	Position

Donald K. Barbieri	59	Chairman of the Board
Richard L. Barbieri	62	Director
Stephen R. Blank	59	Director
Arthur M. Coffey	49	President and Chief Executive Officer, Director
Jon E. Eliassen	58	Director
Peter F. Stanton	48	Director
Ronald R. Taylor	57	Director
Anupam Narayan	51	Executive Vice President, Chief Investment Officer and Chief Financial Officer
John M. Taffin	41	Executive Vice President, Hotel Operations
David M. Bell	54	Executive Vice President, Project Development
Thomas L. McKeirnan	36	Senior Vice President, General Counsel and Secretary
Jack G. Lucas	52	Vice President, Entertainment Division
David Peterson	51	Vice President, Real Estate Services
Anthony F. Dombrowik	34	Vice President, Corporate Controller and Principal Accounting Officer
      Donald K. Barbieri. Mr. Barbieri has been a director since 1978 and Chairman of the Board since 1996. He served as President and Chief Executive Officer from 1978 until April 2003. Mr. Barbieri joined our company in 1969 and was responsible for our development activities in hotel, entertainment and real estate areas. Mr. Barbieri is currently a member of the Washington Economic Development Commission. Mr. Barbieri is a past Chair for the Spokane Regional Chamber of Commerce. Mr. Barbieri served as President of the Spokane Chapter of the Building Owners and Managers Association from 1974 to 1975 and served as President of the Spokane Regional Convention and Visitors Bureau from 1977 to 1979. He also served on the Washington Tourism Development Council from 1983 to 1985 and he has served on the Washington Economic Development Board. Mr. Barbieri chaired the State of Washington’s Quality of Life Task Force from 1985 to 1989. Mr. Barbieri is brother to Richard L. Barbieri and brother-in-law to David M. Bell.
      Richard L. Barbieri. Mr. Barbieri has been a director since 1978. From 1994 until December 2003, he served as our full-time General Counsel, first as Vice President, then Senior Vice President and Executive Vice President. From 1978 to 1995, Mr. Barbieri served as legal counsel and Secretary, during which time he was first engaged in the private practice of law at Edwards and Barbieri, a Seattle law firm, and then at Riddell Williams P.S., a Seattle law firm, where he chaired the firm’s real estate practice group. Mr. Barbieri has also served as chairman of various committees of the Washington State Bar Association and the King County (Washington) Bar Association, and as a member of the governing board of the King County bar association. He also served as Vice Chairman of the Citizens’ Advisory Committee to the Major League Baseball Stadium Public Facilities District in Seattle in 1996 and 1997. Mr. Barbieri is brother to Donald K. Barbieri and brother-in-law to David M. Bell.
      Stephen R. Blank. Mr. Blank has been a director since May of 1999. Mr. Blank is presently Senior Fellow, Finance, for the Urban Land Institute, a non-profit education and research institute that studies land use and real estate development policy and practice, where he is responsible for the Institute’s real estate capital markets information and education programs. From November 1993 to November 1998, Mr. Blank was the Managing Director, Real Estate Investment Banking, for CIBC Oppenheimer Corp in New York. From 1989 to 1993, he was Managing Director, Real Estate Investment Banking, for Cushman & Wakefield, Inc. and from 1979 to 1989 he was Managing Director, Real Estate Investment Banking, for Kidder, Peabody & Co., Inc. Mr. Blank is a director of the Ramco-Gershenson Properties Trust, BNP Residential

Properties, Inc., Atlantic Realty Trust and America First Mortgage Investments, Inc. Mr. Blank is also adjunct Professor of Real Estate in the Executive MBA program for Columbia University’s Graduate School of Business. On January 10, 2005, Stephen R. Blank notified the Board of Directors that he has decided to resign from the Board at the next annual meeting of shareholders of the Company, or earlier upon identification of his replacement by the Board.
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
      Jon E. Eliassen. Mr. Eliassen has been a director of our company since September 2003. Mr. Eliassen is currently President and CEO of the Spokane Area Economic Development Council. Mr. Eliassen retired in 2003 from his position as Senior Vice President and Chief Financial Officer of Avista Corp., a publicly traded diversified utility. Mr. Eliassen spent 33 years at Avista, including the last 16 years as its Chief Financial Officer. While at Avista, Mr. Eliassen was an active participant in development of a number of successful subsidiary company operations including technology related startups Itron, Avista Labs and Avista Advantage. Mr. Eliassen serves on the Board of Directors of Itron Corporation and is the principal of Terrapin Capital Group, LLC. Mr. Eliassen’s corporate accomplishments are complemented by his extensive service to the community in roles which have included director and President of the Spokane Symphony Endowment Fund, director of The Heart Institute of Spokane, Washington State University Research Foundation, Washington Technology Center, Spokane Intercollegiate Research and Technology Institute and past director of numerous other organizations and energy industry associations.
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
      Ronald R. Taylor. Mr. Taylor has been a director since April 1998. Mr. Taylor is President of Tamarack Bay, LLC, a private consulting firm and is currently a director of two other public companies, Watson Pharmaceuticals, Inc. (a pharmaceutical manufacturer) and ResMed, Inc. (a manufacturer of equipment relating to the management of sleep-disordered breathing). Mr. Taylor is also Chairman of the Board of three privately held companies. From 1998 to 2002, Mr. Taylor was a general partner of Enterprise Partners, a venture capital firm. From 1996 to 1998, Mr. Taylor worked as an independent business consultant. From 1987 to 1996, Mr. Taylor was Chairman, President and Chief Executive Officer of Pyxis Corporation (a health care service provider), which he founded in 1987. Prior to founding Pyxis, he was an executive with both Allergan Pharmaceuticals and Hybritech, Inc.
      Anupam Narayan. Mr. Narayan has served as our Executive Vice President and Chief Investment Officer since November 2004. He assumed the additional role of Chief Financial Officer in January 2005. Mr. Narayan has nearly 25 years of experience in the hospitality industry. From 1998 to March 2004, he served in various capacities as an executive officer of Best Western International Inc., including his most recent position as Senior Vice President, Global Brand Management and Chief Financial Officer and a three-month period as Acting President and Chief Executive Officer during 2002. From 1985 to 1998, Mr. Narayan was employed by Doubletree Corporation and Red Lion Hotels, Inc., serving as Senior Vice President and Treasurer immediately prior to his move to Best Western.

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
      David M. Bell. Mr. Bell is our Executive Vice President, Development. He has served in several development roles for the company, as both a Senior Vice President and Executive Vice President, since 1997. From 1985 to 1987 he served as a Vice President and director. Mr. Bell is in charge of our franchise, central services and development segment. Since joining our company in 1984, Mr. Bell has been responsible for numerous construction projects, including the development of the WHC Building, the WestCoast Kalispell Center Hotel and Mall, two major room tower additions to the Red Lion Hotel at the Park and the conversion of the U.S. Bank of Washington office building in Seattle into the Red Lion Hotel on Fifth Avenue. Mr. Bell is a registered professional engineer and previously served on the board of the Pacific Science Center in Seattle, Washington. Mr. Bell is the brother-in-law of Donald K. and Richard L. Barbieri.
      Thomas L. McKeirnan. Mr. McKeirnan has been our Senior Vice President, General Counsel and Secretary since February 2005. Prior to that he served as Vice President, General Counsel and Secretary from January 2004 through February 2005 and Vice President, Assistant General Counsel from July 2003 to January 2004. Prior to joining us, Mr. McKeirnan was a partner at the Spokane, Washington law firm of Paine Hamblen Cofflin Brooke & Miller LLP from January 2002 until July 2003 and an associate attorney at the same firm from 1999 to 2001. Mr. McKeirnan was also an associate attorney with the Seattle, Washington law firm of Riddell Williams P.S. from 1995 until 1999. Mr. McKeirnan’s private legal practice has focused on corporate, transactional, real estate and securities law, with an emphasis on the hospitality industry. While in private practice, Mr. McKeirnan represented us as outside counsel on various strategic and transactional matters and also represented WestCoast Hotels, Inc. prior to our acquisition of that company.
      Jack G. Lucas. Mr. Lucas serves as Vice President, Entertainment and is in charge of overseeing the various departments within our entertainment division. He has been Vice President since August 1998. Mr. Lucas has approximately 26 years of experience in the entertainment industry, and has been employed by us since 1987. Mr. Lucas previously spent 13 years on the management staff of the City of Spokane Entertainment Facilities, which included a 2,700-seat performing arts center, 30,000-seat stadium, 8,500-seat coliseum, and convention center. Mr. Lucas was awarded the 2004 International Ticketing Professional of the Year award from the International Ticketing Association.
      David Peterson. Mr. Peterson has been with us for 26 years and has served as Vice President, Real Estate Services since 1988. Mr. Peterson, a licensed Real Estate Broker for G&B Real Estate Services, has a strong real estate and construction background and is responsible for the management and leasing of office and retail space, and the management of residential units. Mr. Peterson is a member of several professional organizations throughout the community including member and past President of the Spokane Chapter of Building Owner’s and Managers Association, member of Building Owners and Managers Association International, member and past director of Downtown Spokane Association and a member of the International Council of Shopping Centers. He previously served as a trustee for the Spokane County Real Estate Research Committee, as vice chairman of the board of Vera Water and Power and as a director of the Business Improvement District of Spokane.
      Anthony F. Dombrowik. Mr. Dombrowik serves as our Vice President, Corporate Controller and Principal Accounting Officer. He has been with our Company since May 2003. Mr. Dombrowik was previously employed as senior manager at the public accounting firm of BDO Seidman, LLP, where he served as an auditor, certified public accountant and consultant from 1992 to 2003. Mr. Dombrowik’s public accounting practice focused on auditing and consulting for mid-market public companies, with particular attention to consolidations, capital and debt transactions, mergers and acquisitions, and the hospitality industry. While in public practice, Mr. Dombrowik represented BDO Seidman, LLP on the WestCoast Hospitality Corporation audit engagement.

Item 11.	Executive Compensation
      The information required by this Item is contained in, and incorporated by reference from, the Proxy Statement for our 2005 Annual Meeting of Shareholders under the caption “Executive Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2005 Annual Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management”.
Securities Authorized for Issuance Under Equity Compensation Plans
      The following table provides information as of December 31, 2004 regarding compensation plans (including individual compensation arrangements) under which equity securities of WestCoast Hospitality Corporation are authorized for issuance:

Number of Securities
	Number of Securities		Remaining Available
	to be Issued	Weighted-Average	for Future Issuance
	Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Plan Category:
Equity compensation plans approved by security holders(1)	1,098,766	$6.45	270,940
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,098,766	$6.45	270,940

(1)	Includes 14,828 shares of restricted common stock awarded under the Company’s 1998 Stock Incentive Plan to an officer but not yet issued and outstanding. The award vests through 2008. The award also included 3,707 shares of restricted common stock that vested in 2004, reducing the total number of securities available under the 1998 Stock Incentive Plan from 1,400,000 to 1,396,293 shares. In addition, 26,587 options have been exercised since the plans inception, further reducing the total number of securities available under the 1998 Stock Incentive Plan to 1,369,706 shares.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is contained, and incorporated by reference from, the Proxy Statement for our 2005 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions”.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is contained, and incorporated by reference from, the Proxy Statement for our 2005 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services”.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
      List of documents filed as part of this report:
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
      3. Index to exhibits:

Exhibit
Number		Description

3	.1(1)	Amended and Restated Articles of Incorporation of WestCoast
3	.2(2)	Amended and Restated By-Laws of WestCoast

4	.1(3)	Specimen Common Stock Certificate

4	.2(4)	Certificate of Trust of WestCoast Hospitality Capital Trust

4	.3(4)	Declaration of Trust of WestCoast Hospitality Capital Trust

4	.4(5)	Amended and Restated Declaration of Trust of WestCoast Hospitality Capital Trust

4	.5(5)	Indenture for 9.5% Junior Subordinated Debentures Due February 24, 2044

4	.6(1)	Form of Certificate for 9.5% Trust Preferred Securities (Liquidation Amount of $25 per Trust Preferred Security) of WestCoast Hospitality Capital Trust (included in Exhibit 4.4 as Exhibit A-1)

4	.7(1)	Form of 9.5% Junior Subordinated Debenture Due February 24, 2044 (included in Exhibit 4.5 as Exhibit A)

4	.8(5)	Trust Preferred Securities Guarantee Agreement dated February 24, 2004

4	.9(5)	Trust Common Securities Guarantee Agreement dated February 24, 2004

Executive Compensation Plans and Agreements

10	.1(6)	Employment Agreement dated March 1, 1998 between WestCoast and David M. Bell

10	.2(3)	Employee Stock Purchase Plan

10	.3(7)	1998 Stock Incentive Plan

10	.4(3)	Form of Restricted Stock Award Agreement

10	.5(6)	Form of Nonqualified Stock Option Agreement

10	.6(8)	Executive Employment Agreement dated April 13, 2003 between WestCoast and Arthur M. Coffey

10	.7(9)	Executive Employment Agreement dated May 21, 2003 between WestCoast and Thomas McKeirnan

10	.8(10)	Executive Employment Agreement dated November 22, 2004 between WestCoast and Anupam Narayan

10	.9(11)	SEC Reportable Officers Variable Pay Plan

Exhibit
Number		Description

10.10		Summary Sheet for Director Compensation and Executive Cash Compensation and Performance Criteria Under Executive Officers, Variable Pay Plan

Other Material Contracts

10	.11(12)	Amended and Restated Agreement of Limited Partnership of WestCoast Hospitality Limited Partnership dated November 1, 1977

10	.12(4)	First Amendment dated January 1, 1998 to Amended and Restated Agreement of Limited Partnership of WestCoast Hospitality Limited Partnership dated November 1, 1997

10	.13(4)	Second Amendment dated April 20, 1998 to Amended and Restated Agreement of Limited Partnership of WestCoast Hospitality Limited Partnership dated November 1, 1997

10	.14(4)	Third Amendment dated April 28, 1998 to Amended and Restated Agreement of Limited Partnership of WestCoast Hospitality Limited Partnership dated November 1, 1997

10	.15(4)	Fourth Amendment dated May 14, 1999 to Amended and Restated Agreement of Limited Partnership of WestCoast Hospitality Limited Partnership dated November 1, 1997

10	.16(4)	Fifth Amendment dated January 1, 2000 to Amended and Restated Agreement of Limited Partnership of WestCoast Hospitality Limited Partnership dated November 1, 1997

10	.17(4)	Sixth Amendment dated June 30, 2000 to Amended and Restated Agreement of Limited Partnership of WestCoast Hospitality Limited Partnership dated November 1, 1997

10	.18(4)	Seventh Amendment dated January 1, 2001 to Amended and Restated Agreement of Limited Partnership of WestCoast Hospitality Limited Partnership dated November 1, 1997

10	.19(13)	Purchase and Sale Agreement dated December 17, 1999 with respect to WC Holdings, Inc.

10	.20(13)	Membership Interest Purchase Agreement dated December 17, 1999 with respect to October Hotel Investors, LLC

10	.21(13)	First Amendment dated December 30, 1999 to Membership Interest Purchase Agreement with respect to October Hotel Investors, LLC

10	.22(4)	Fixed Rate Note effective as of June 14, 2001, in the original principal amount of $36,050,000 issued by WHC809, LLC, a Delaware limited liability company indirectly controlled by WestCoast, to Morgan Guaranty Trust Company of New York

10	.23(14)	Deed Of Trust and Security Agreement effective as of June 14, 2001, with WHC809, LLC, as grantor, and Morgan Guaranty Trust Company of New York, as beneficiary

10	.24(15)	Purchase and Sale Agreement dated December 21, 2001 among WestCoast, Hilton Hotels Corporation and Doubletree Corporation

10	.25(15)	Registration Rights Agreement dated December 31, 2001 between WestCoast and Doubletree Corporation

10	.26(8)	Promissory Note dated effective as of June 27, 2003, in the original principal amount of $5,100,000 issued by WHC807, LLC, a Delaware limited liability company indirectly controlled by WestCoast (“WHC807”), to Column Financial, Inc. (“Column”) (the “WHC807 Promissory Note”). Nine other Delaware limited liability companies indirectly controlled by WestCoast (the “Other LLCs”) simultaneously issued nine separate Promissory Notes to Column in an aggregate original principal amount of $50,100,000 and otherwise on terms and conditions substantially similar to those of the WHC807 Promissory Note (these Promissory Notes and their respective issuers and principal amounts are identified in Exhibit D to the Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing filed as Exhibit 10.27).

10	.27(8)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated effective as of June 27, 2003, with WHC807 as grantor and Column as beneficiary (the “WHC807 Deed of Trust”). Each of the Other LLCs simultaneously executed a separate Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing as grantor with Column as beneficiary and otherwise on terms and conditions substantially similar to those of the WHC807 Deed of Trust (these nine other documents and their respective grantors and the respective parcels of real property encumbered thereby are identified in Exhibit E to the WHC807 Deed of Trust).

Exhibit
Number		Description

10	.28(8)	Indemnity and Guaranty Agreement dated effective as of June 27, 2003, between WestCoast and Column with respect to the WHC807 Promissory Note and the WHC807 Deed of Trust. The Company and Column have entered into nine separate Indemnity and Guaranty Agreements on substantially similar terms and conditions with respect to the Other LLCs’ Promissory Notes and Deeds of Trust, Assignments of Leases and Rents, Security Agreements and Fixture Filings referred to in Exhibits 10.26 and 10.27, respectively.

10	.29(4)	Credit Agreement dated October 24, 2003 between WestCoast and Wells Fargo Bank, National Association (“Wells Fargo”)

10	.30(16)	First Amendment to Credit Agreement dated March 1, 2004 between WestCoast and Wells Fargo

10	.31(17)	Second Amendment to Credit Agreement dated June 30, 2004 between WestCoast and Wells Fargo

10	.32(18)	First Amended and Restated Credit Agreement dated February 1, 2005 between WestCoast and Wells Fargo

21		List of Subsidiaries of WestCoast

23		Consent of BDO Seidman, LLP

31.1		Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)

31.2		Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)

32.1		Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(b)
32.2		Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(b)
Footnotes to index to exhibits:

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form 10-K on March 26, 2004.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form 10-K on March 31, 2003.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form S-1 on January 20, 1998.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form S-1 on November 4, 2003.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form 8-K on March 19, 2004.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form S-1/A on March 10, 1998.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form 10-Q on May 15, 2001.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form 10-Q on August 14, 2003.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form S-1/A on February 6, 2004.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form 10-Q on November 22, 2004.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form 8-K on March 3, 2005.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form S-1/A on February 27, 1998.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form 8-K on January 19, 2000.

(14)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form 10-Q on August 14, 2001.

(15)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form 8-K on January 15, 2002.

(16)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form 10-Q on May 11, 2004.

(17)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form 10-Q on August 5, 2004.

(18)	Previously filed with the Securities and Exchange Commission as an exhibit to WestCoast’s Form 8-K on February 15, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTCOAST HOSPITALITY CORPORATION
Registrant

	Signature	Title	Date

By:	/s/ ARTHUR M. COFFEY Arthur M. Coffey	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2005

By:	/s/ ANUPAM NARAYAN Anupam Narayan	Executive Vice President, Chief Investment Officer and Chief Financial Officer (Principal Financial Officer)	March 29, 2005

By:	/s/ ANTHONY F. DOMBROWIK Anthony F. Dombrowik	Vice President, Corporate Controller (Principal Accounting Officer)	March 29, 2005

By:	/s/ DONALD K. BARBIERI Donald K. Barbieri	Chairman of the Board of Directors	March 29, 2005

By:	/s/ RICHARD L. BARBIERI Richard L. Barbieri	Director	March 29, 2005

By:	/s/ STEPHEN R. BLANK Stephen R. Blank	Director	March 29, 2005

By:	/s/ JON E. ELIASSEN Jon E. Eliassen	Director	March 29, 2005

By:	/s/ PETER F. STANTON Peter F. Stanton	Director	March 29, 2005

By:	/s/ RONALD R. TAYLOR Ronald R. Taylor	Director	March 29, 2005