Form 10-Q
period 2005-03-31
WESTCOAST HOSPITALITY CORP
filed 2005-05-04
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☑

     As of April 28, 2004 there were 13,086,176 shares of the registrant’s common stock outstanding.

WESTCOAST HOSPITALITY CORPORATION

Form 10-Q
For the Quarter Ended March 31, 2005

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WestCoast Hospitality Corporation

Consolidated Balance Sheets (unaudited)
March 31, 2005 and December 31, 2004

	March 31,	December 31,
	2005	2004
	(In thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents	$7,185	$9,577
Restricted cash	4,312	4,092
Accounts receivable, net	9,272	8,464
Inventories	1,826	1,831
Prepaid expenses and other	5,189	3,286
Assets held for sale:
Assets of discontinued operations	62,191	61,757
Other assets held for sale	1,599	1,599

Total current assets	91,574	90,606

Property and equipment, net	222,804	223,132
Goodwill	28,042	28,042
Intangible assets, net	13,445	13,641
Other assets, net	9,192	9,191

Total assets	$365,057	$364,612

Liabilities:
Current liabilities:
Accounts payable	$5,208	$4,841
Accrued payroll and related benefits	5,526	4,597
Accrued interest payable	664	700
Advance deposits	571	188
Other accrued expenses	9,854	7,322
Long-term debt, due within one year	7,205	7,455
Liabilities of discontinued operations	22,908	22,879

Total current liabilities	51,936	47,982
Long-term debt, due after one year	125,203	125,756
Deferred income	8,335	8,524
Deferred income taxes	16,292	15,992
Minority interest in partnerships	2,499	2,548
Debentures due WestCoast Hospitality Capital Trust	47,423	47,423

Total liabilities	251,688	248,225

Stockholders’ equity:
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 13,086,176 and 13,064,626 shares issued and outstanding	131	131
Additional paid-in capital	84,572	84,467
Retained earnings	28,666	31,789

Total stockholders’ equity	113,369	116,387

Total liabilities and stockholders’ equity	$365,057	$364,612

The accompanying condensed notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation

Consolidated Statements of Operations (unaudited)
For the Three Months Ended March 31, 2005 and 2004

	Three months ended March 31,
	2005	2004
	(In thousands, except per share data)
Revenue:
Hotels and restaurants	$30,773	$30,272
Franchise, central services and development	598	576
Entertainment	2,804	3,585
Real estate	1,149	1,621
Corporate services	68	90

Total revenues	35,392	36,144

Operating expenses:
Hotels and restaurants	27,650	27,251
Franchise, central services and development	158	267
Entertainment	2,468	2,801
Real estate	627	928
Corporate services	82	72
Hotel facility and land lease	1,741	1,981
Depreciation and amortization	2,839	2,477
Gain on asset dispositions, net	(189)	(188)

Total direct expenses	35,376	35,589
Undistributed corporate expenses	952	785

Total expenses	36,328	36,374

Operating loss	(936)	(230)

Other income (expense):
Interest expense	(3,601)	(2,846)
Interest income	97	95
Other income (expense), net	(94)	17
Equity income (loss) in investments, net	(9)	19
Minority interest in partnerships, net	50	52

Loss from continuing operations before income taxes	(4,493)	(2,893)
Income tax benefit	(1,696)	(1,094)

Net loss from continuing operations	(2,797)	(1,799)

The accompanying condensed notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation
Consolidated Statements of Operations (unaudited), (continued)
For the Three Months Ended March 31, 2005 and 2004

	Three months ended March 31,
	2005	2004
	(In thousands, except per share data)
Discontinued operations:
Loss from operations of discontinued business units, net of income tax benefit of $121 and $295	(326)	(549)

Net loss	(3,123)	(2,348)

Preferred stock dividend	—	(377)

Loss applicable to common shareholders	$(3,123)	$(2,725)

Earnings per common share:
Basic and Diluted
Loss applicable to common shareholders before discontinued operations	$(0.21)	$(0.17)
Loss on discontinued operations	(0.03)	(0.04)

Loss applicable to common shareholders	$(0.24)	$(0.21)

Weighted average shares — basic and diluted	13,078	13,024

The accompanying condensed notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation

Consolidated Statements of Cash Flows (unaudited)
For the Three Months Ended March 31, 2005 and 2004

	Three months ended March 31,
	2005	2004
	(In thousands)
Operating activities:
Net loss	$(3,123)	$(2,348)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,874	3,076
Gain on disposition of property, equipment and other assets	(99)	(189)
Write-off of deferred loan fees	5	—
Deferred income tax provision	300	200
Minority interest in partnerships	(50)	(119)
Equity in investments	9	(19)
Compensation expense related to common stock issuance	5	—
Provision for doubtful accounts	(28)	(23)
Change in current assets and liabilities:
Restricted cash	(280)	(336)
Accounts receivable	(927)	(837)
Inventories	23	150
Prepaid expenses and other	(1,846)	(1,489)
Accounts payable	304	(1,013)
Accrued payroll and related benefits	1,036	1,179
Accrued interest payable	(34)	(2)
Other accrued expenses and advance deposits	3,171	2,293

Net cash provided by operating activities	1,340	523

Investing activities:
Purchases of property and equipment	(2,283)	(7,019)
Proceeds from disposition of property and equipment	—	7
Proceeds from disposition of investment	—	122
Investment in WestCoast Hospitality Capital Trust	—	(1,423)
Advances to WestCoast Hospitality Capital Trust	(11)	(2,065)
Proceeds from collections under note receivable	4	—
Other, net	65	(14)

Net cash used in investing activities	(2,225)	(10,392)

The accompanying condensed notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation
Consolidated Statements of Cash Flows (unaudited), (continued)
For the Three Months Ended March 31, 2005 and 2004

	Three months ended March 31,
	2005	2004
	(In thousands)
Financing activities:
Proceeds from note payable to bank	50	11,000
Repayment of note payable to bank	(50)	(11,000)
Proceeds from debenture issuance	—	47,423
Repurchase and retirement of preferred stock	—	(29,412)
Proceeds from long-term debt	3,794	—
Repayment of long-term debt	(4,871)	(1,080)
Proceeds from issuance of common stock under employee stock purchase plan	67	51
Preferred stock dividend payments	—	(1,011)
Proceeds from option exercises	33	140
Additions to deferred financing costs	(270)	(26)

Net cash provided by (used in) financing activities	(1,247)	16,085

Net cash in discontinued operations	(260)	29

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(2,392)	6,245
Cash and cash equivalents at beginning of period	9,577	7,884

Cash and cash equivalents at end of period	$7,185	$14,129

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,012	$3,289
Income taxes	$6	$2

Non-cash investing and financing activities:
Sale of equipment under note receivable	$37	$—
Preferred stock dividends accrued	$—	$377
Options converted to property and equipment	$—	$1,000

The accompanying condensed notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation

Condensed Notes to Consolidated Financial Statements

1. Organization

     WestCoast Hospitality Corporation (“WestCoast” or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols WEH and WEH-pa) primarily engaged in the ownership, management, development and franchising of mid-scale and upper mid-scale, full service hotels under its Red Lion and WestCoast brands. As of March 31, 2005, the hotel system contained 67 hotels located in 12 states and one Canadian province, with more than 11,700 rooms and 567,000 square feet of meeting space. The Company managed 45 of these hotels, consisting of 29 owned hotels, 13 leased hotels and three third-party owned hotels. The remaining 22 hotels were owned and operated by third-party franchisees.

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

     The Company was incorporated in the State of Washington on April 25, 1978. The financial statements encompass the accounts of WestCoast Hospitality Corporation and all of its consolidated subsidiaries, including its 100% ownership of Red Lion Hotels, Inc. and WestCoast Hotels, Inc., and its approximately 98% ownership of WestCoast Hospitality Limited Partnership (“WHLP”). Through October 2004 the Company maintained a 50% interest in a real estate limited partnership. In November 2004, the Company acquired the remaining 50% ownership from the partner. The financial statements also include an equity method investment in a 19.9% owned real estate limited partnership and certain cost method investments in various entities included as other assets, over which the Company does not exercise significant influence. During 2004 the Company created a trust, of which it owns a 3% interest. This entity is treated as an equity method investment and is considered a variable interest entity under FIN-46(R). All significant inter-company transactions and accounts have been eliminated upon consolidation.

2. Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared by WestCoast pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. The balance sheet as of December 31, 2004 has been compiled from the audited balance sheet as of such date. The Company believes that the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2004 previously filed with the SEC on Form 10-K.

     In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at March 31, 2005 and the consolidated results of operations and cash flows for the periods ended March 31, 2005 and 2004. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.

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

     A summary of the assets and liabilities of discontinued operations is as follows (in thousands):

	March 31, 2005			December 31, 2004
	Hotel	Office		Hotel	Office
	Properties	Building	Combined	Properties	Building	Combined

Cash and cash equivalents	$594	$—	$594	$326	$8	$334
Restricted cash	226	—	226	166	—	166
Accounts receivable, net	930	98	1,028	699	145	844
Inventories	284	—	284	305	—	305
Prepaid expenses and other	177	35	212	251	17	268
Property and equipment, net	45,087	13,032	58,119	45,033	13,032	58,065
Other assets, net	390	1,338	1,728	379	1,396	1,775

Assets of discontinued operations	$47,688	$14,503	$62,191	$47,159	$14,598	$61,757

Accounts payable	$151	$8	$159	$174	$47	$221
Accrued payroll and related benefits	510	2	512	404	2	406
Accrued interest payable	46	68	114	44	68	112
Advanced deposits	79	—	79	15	—	15
Other accrued expenses	521	53	574	318	64	382
Long-term debt	10,693	10,777	21,470	10,862	10,881	21,743

Liabilities of discontinued operations	$12,000	$10,908	$22,908	$11,817	$11,062	$22,879

     A summary of the results of operations for the discontinued operations is as follows (in thousands):

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Hotel	Office		Hotel	Office
	Properties	Building	Combined	Properties	Building	Combined

Revenues	$4,346	$899	$5,245	$4,594	$892	$5,486
Operating expenses	(4,773)	(558)	(5,331)	(4,901)	(456)	(5,357)
Depreciation and amortization	—	—	—	(446)	(153)	(599)
Gain on asset dispositions	15	—	15	—	—	—
Interest expense	(180)	(196)	(376)	(238)	(203)	(441)
Minority interest in partnerships	—	—	—	67	—	67
Income tax benefit (expense)	195	(74)	121	323	(28)	295

Net income (loss)	$(397)	$71	$(326)	$(601)	$52	$(549)

4. Credit Facility

     On February 9, 2005, the Company modified its existing bank credit facility with Wells Fargo Bank, N.A. by entering into a First Amended and Restated Credit Agreement. The amended and restated credit agreement includes a revolving credit facility with a total of $20.0 million in borrowing capacity for working capital purposes. This includes a $4.0 million line-of-credit secured by the Company’s personal property and two hotels (“New Line A”) and a $16.0 million line of credit secured by the Company’s personal property and seven hotels that the Company is holding for sale (“New Line B”).

Interest under both New Line A and New Line B is set at 1% over the bank’s prime rate. If the Company sells any of the hotels securing New Line B, the Company will pay, to the extent of any outstanding borrowings, a release price that is based on a percentage of the specific hotel’s appraised value, and the amount available for borrowing under New Line B will be reduced proportionally.

The Credit Agreement contains certain restrictions and financial covenants, including covenants regarding minimum tangible net worth, maximum funded debt to EBITDA ratio and EBITDA coverage ratio. Except for release payments used to reduce the outstanding principal balance of New Line B in connection with sales of hotels securing New Line B, neither New Line A nor New Line B requires any principal payments until their respective maturity dates. New Line A has a maturity date of January 3, 2007. New Line B has a maturity date of June 30, 2006.

5. Long-Term Debt

On March 31, 2005, the Company repaid approximately $3.6 million of principal due under a term debt arrangement. The note was collateralized by real property including an office building, carried an interest rate of 9.0%, and was due on April 1, 2010. However the note was pre-payable on April 1, 2005 without penalty.

Also on March 31, 2005 the Company borrowed approximately $3.8 million under a term debt arrangement collateralized by the same real estate property discussed above. In addition, the Company may borrow another $6.2 million under the agreement to provide for the redevelopment of the office building. The note carries a 6.25% interest rate, fixed for the construction period and for the first five years of the term. After that, it is adjustable in five year intervals based upon treasury rates. The note is being paid interest only through the construction period and is due in full on or before October 1, 2032.

6. Business Segments

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

Continuing Operations

	Three months ended March 31,
	2005	2004
Revenues:
Hotels and restaurants	$30,773	$30,272
Franchise, central services and development	598	576
Entertainment	2,804	3,585
Real estate	1,149	1,621
Corporate services	68	90

	$35,392	$36,144

Operating income (loss):
Hotels and restaurants	$(849)	$(850)
Franchise, central services and development	348	232
Entertainment	224	688
Real estate	417	586
Corporate services	(1,076)	(886)

	$(936)	$(230)

Discontinued Operations

	Three months ended March 31,
	2005	2004
Revenues:
Hotels and restaurants	$4,346	$4,594
Real estate	899	892

	$5,245	$5,486

Operating income (loss):
Hotels and restaurants	$(412)	(753)
Real estate	341	283

	$(71)	$(470)

7. Earnings Per Common Share

     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations for the three months ended March 31, 2005 and 2004 (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004
Numerator

Basic and diluted: (a)
Net loss from continuing operations	$(2,797)	$(1,799)
Preferred stock dividend	—	(377)

Loss applicable to common shareholders before discontinued operations	(2,797)	(2,176)
Loss on discontinued operations	(326)	(549)

Loss applicable to common shareholders	(3,123)	(2,725)

Denominator:
Weighted average shares — basic and diluted (a) (b) (c)	13,078	13,024

Earnings per common share:
Basic and diluted -
Loss applicable to common shareholders before discontinued operations	$(0.21)	$(0.17)
Loss on discontinued operations	(0.03)	(0.04)

Loss applicable to common shareholders	$(0.24)	$(0.21)

(a)	At March 31, 2005 and 2004, the effect of converting OP Units would be anti-dilutive and the units are therefore excluded from the above calculation.

(b)	At March 31, 2005 and 2004, 1,066,400 and 680,755 options to purchase common shares, respectively, were outstanding. The effect of the shares that would be issuable upon exercise of these options would be anti-dilutive and the options are therefore excluded from the above calculation.

(c)	Convertible notes are excluded from the above calculation for all periods presented as they are anti-dilutive.

8. Stock Based Compensation

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

     The Company has chosen not to record compensation expense for its stock-based employee plans using fair value measurement provisions in the statement of operations. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans, reported net income and earnings per share would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004
Reported net loss to common shareholders	$(3,123)	$(2,725)
Add back: stock-based employee compensation expense, net of related tax effects	3	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(64)	—

Pro Forma	$(3,184)	$(2,725)

Basic and diluted loss per share:
Reported net loss	$(0.24)	$(0.21)
Stock-based employee compensation, fair value	—	—

Pro Forma	$(0.24)	$(0.21)

     During the first quarter of 2005, a total of 6,250 options to purchase common shares were exercised by employees under the terms of their option agreements, resulting in proceeds to the Company totaling approximately $33 thousand.

9. Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This Statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. In April 2005 the U.S. Securities and exchange Commission and the FASB delayed the mandatory adoption date of this standard. The Company will now adopt SFAS No. 123(R) on January 1, 2006, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using an option pricing model. The Company is evaluating the impact, if any, that these provisions of SFAS No. 123(R) may have on the consolidated financial statements but do not expect them to have a material impact.

     In addition, SFAS No. 123(R) will require the Company to recognize compensation expense, if applicable, for the difference between the fair value of our common stock and the actual purchase price of that stock under our Employee Stock Purchase Plan. The Company cannot estimate what the final impact to the consolidated statement of operations will be in the future, because it will depend on, among other things, when and if shares are purchased and certain variables known only when the plan is purchasing shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report on Form 10-Q includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will” and similar expressions or their negatives are used in this quarterly report, these are forward-looking statements. Many possible events or factors, including those discussed in “Risk Factors Relating to Our Business” beginning on page 12 of our 2004 annual report filed on Form 10-K, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

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

Hospitality Industry Performance Measures

     We believe that the following performance measures, which are widely used in the hospitality industry and appear throughout this report, are important to our discussion of operating performance:

▪	Total available rooms represents the number of rooms available multiplied by the number of days in the reported period. We use total available rooms as a measure of capacity in our system of hotels. Rooms under significant renovation are excluded from total available rooms.

▪	Average occupancy represents total paid rooms occupied divided by total available rooms. We use average occupancy as a measure of the utilization of capacity in our system of hotels.

▪	Revenue per available room, or RevPAR, represents total room and related revenues divided by total available rooms. We use RevPAR as a measure of performance yield in our system of hotels.

▪	Average daily rate, or ADR, represents total room revenues divided by the total number of paid rooms occupied by hotel guests. We use ADR as a measure of room pricing in our system of hotels.

     Comparable hotels are hotels that have been owned, leased, managed or franchised by us for more than one year. Throughout this report, unless otherwise stated, RevPAR, ADR and average occupancy statistics are calculated using statistics for comparable hotels. When presented in this report, the above performance measures will be identified as belonging to a particular market segment, system wide, or for continuing operations versus discontinued operations or total combined operations.

Operating Results and Statistics

     A summary of our consolidated results, balance sheet data and hotel statistics for the three months ended March 31, 2005 and 2004 is as follows (in thousands, except hotel statistics and loss per share):

	Three Months Ended March 31,
	2005	2004
Consolidated statement of operations data:
Revenues:
Hotels and restaurants	$30,773	$30,272
Franchise, central services and development	$598	$576
Entertainment	$2,804	$3,585
Real estate	$1,149	$1,621
Corporate services	$68	$90

Total revenues	$35,392	$36,144

Direct expenses	$(35,376)	$(35,589)
Operating loss	$(936)	$(230)
Interest expense	$(3,601)	$(2,846)
Income tax benefit	$1,696	$1,094
Net loss	$(3,123)	$(2,348)
Preferred stock dividend	$—	$(377)
Loss applicable to common shareholders	$(3,123)	$(2,725)
Loss per common share — basic and diluted	$(0.24)	$(0.21)
Weighted average shares outstanding — basic and diluted	13,078	13,024

Common size operations data:
Revenues:
Hotels and restaurants	86.9%	83.8%
Franchise, central services and development	1.7%	1.6%
Entertainment	7.9%	9.9%
Real estate	3.3%	4.5%
Corporate services	0.2%	0.2%

Total revenues	100.0%	100.0%

Direct expenses	-100.0%	-98.5%
Operating loss	-2.6%	-0.6%
Interest expense	-10.2%	-7.9%
Income tax benefit	4.8%	3.0%
Net loss	-8.8%	-6.5%
Loss applicable to common shareholders	-8.8%	-7.5%

Other operating data:
EBITDA	$1,912	$2,625
EBITDA from continuing operations	$1,947	$2,430
Net cash provided by operating activities	$1,340	$523
Net cash used in investing activities	$(2,225)	$(10,392)
Net cash provided by (used in) financing activities	$(1,247)	$16,085

System wide hotel statistics:
Average occupancy	52.1%	50.7%
ADR	$68.49	$68.72
RevPAR	$35.71	$34.83

	March 31,	December 31,
	2005	2004
Consolidated balance sheet data:
Working capital (1)	$355	$3,746
Property and equipment, net	$222,804	$223,132
Total assets	$365,057	$364,612
Total long-term debt	$132,408	$133,211
Debentures due WestCoast Hospitality Capital Trust	$47,423	$47,423
Total liabilities	$251,688	$248,225
Total stockholders’ equity	$113,369	$116,387

(1)	Represents current assets before assets of discontinued operations less current liabilities before liabilities of discontinued operations.

Key hotel and restaurant segment revenue data from continuing operations are as follows (in thousands):

	Three months ended March 31,
	2005	2004
Hotel and restaurant segment revenues:
Room revenues	$18,929	$18,336
Food and beverage revenues	10,424	10,626
Amenities and other department revenues	989	1,104
Management contract revenue	431	206

Total hotel and restaurant segment revenues	$30,773	$30,272

System wide performance statistics are as follows:

	Three months ended March 31, 2005			Three months ended March 31, 2004
	Average			Average
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR

Owned or Leased Hotels:
Continuing Operations	54.0%	$67.33	$36.37	51.3%	$67.87	$34.83
Discontinued Operations	37.5%	56.51	21.17	38.2%	53.82	20.57

Combined owned and leased	50.3%	65.51	32.93	48.4%	65.36	31.60

Combined System Wide	52.1%	$68.49	$35.71	50.7%	$68.72	$34.83

Red Lion Hotels (Owned, Leased, Managed and Franchised)	53.3%	$67.21	$35.83	51.6%	$67.94	$35.06

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

     However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA from continuing operations excludes the activities of operations we have determined to be discontinued. It does not reflect the totality of operations as experienced for the periods presented. EBITDA, as defined by us, may not be comparable to EBITDA as reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income, which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.

     The following is a reconciliation of EBITDA and EBITDA from continuing operations to net loss for the periods presented: (in thousands).

	Three months ended March 31,
	2005	2004
EBITDA from continuing operations	$1,947	$2,430
Income tax benefit — continuing operations	1,696	1,094
Interest expense — continuing operations	(3,601)	(2,846)
Depreciation and amortization — continuing operations	(2,839)	(2,477)

Net loss from continuing operations	(2,797)	(1,799)
Loss on discontinued operations	(326)	(549)

Net loss	$(3,123)	$(2,348)

EBITDA	$1,912	$2,625
Income tax benefit	1,817	1,390
Interest expense	(3,978)	(3,287)
Depreciation and amortization	(2,874)	(3,076)

Net loss	$(3,123)	$(2,348)

Results of Operations

The Three Months Ended March 31, 2005 Compared with the Three Months Ended March 31, 2004

Revenues

     Hotel and restaurant segment revenues from continuing operations for the three months ended March 31, 2005 increased 1.7% or $501 thousand, to $30.7 million compared to $30.2 million for the three months ended March 31, 2004. Revenue from owned and leased hotels was up $276 thousand compared to the same period in 2004. The increase was primarily due to growth of about $593 thousand in room revenue between comparable periods, or 3.2%. Average occupancy is up 2.7 percentage points in the first quarter of 2005 for Company owned and leased properties that are part of continuing operations as compared to the first quarter of 2004. However, ADR was down $0.54 to $67.33. The resulting $36.37 RevPAR from owned and leased hotels that are part of 2005 continuing operations was $1.54 higher than RevPAR of $34.83 in the first quarter of 2004. These increases are partially offset by declines of $202 thousand in food and beverage revenue as compared to the first quarter of 2004, primarily due to the closure of one of our hotel restaurants. Incidental revenues from guest amenities and other sources is also down $115 thousand, primarily related to the closure of one of our hotel gift shops, lower telephone revenue and lower movie rental revenue. Revenue from management of third party hotels, included in this segment, is up $225 thousand for the first quarter of 2005 due primarily to a fee received in March 2005 related to the sale by a third party of a hotel that we stopped managing in 2003.

     2004 was a period of strong growth for us in the hotel and restaurant segment and during the first quarter of 2005 we continued to experience strong demand in several of our market segments. This positive trend was partially offset by having the Easter season, a normally low demand period that more often occurs in April, take place in March 2005.

     We believe that our operating results reflect that our hotel and restaurants segment is experiencing a period of consistent improvement. These results appear typical of the overall national trends. During the third and fourth quarters of 2004 and the first quarter of 2005, our revenue results are indicative of better regional demand for mid-scale and upper mid-scale hotel rooms and our ability to service that demand through our system of hotels. We also believe the rebranding of 22 hotels from WestCoast to Red Lion hotels, which was completed in the first quarter of 2003, continues to have a positive effect.

     Our strategy has been to increase occupancy through strategic marketing and investment in our properties, and then to increase rate as demand increases for our rooms. Our occupancy has now increased year on year for each of the past sixteen calendar months and the resulting demand allowed us to maintain the average daily rate during the first quarter in the majority of our markets. We believe that the combined effect of this strategy is that RevPAR has increased at a faster rate than many of our direct competitors over the past year.

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

     In addition, through 2004 and into 2005 we continued to increase bookings as a result of our focus on direct sales, “Stay Comfortable” advertising campaign and the “We Promise or We Pay” branded website booking initiative. The “We Promise or We Pay” initiative is designed to encourage guests to book on our branded websites of westcoasthotels.com and redlion.com. Through this initiative, we guarantee to our guests that our branded websites will provide the lowest rate available compared to non-opaque ADS channels. Our branded websites have become our single largest source of electronically distributed room revenue. We also began to see the positive effects of our launch of “Net4Guests,” our privately-labeled wireless internet service during the third quarter of 2004 and into the first quarter of 2005. Net4Guests provides hotel guests and GuestAwards frequency program members access to free high speed wireless internet.

     In 2004 we initiated our capital improvement program which significantly improved room amenities with new pillow-top beds and an upgraded pillows and linens package. We also launched a marketing campaign geared specifically to increasing awareness of the Net4Guests and room amenity upgrade programs known as “Stay Comfortable”. We continued with that program through the first quarter of 2005.

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

     Franchise, central services and development revenue for the three months ended March 31, 2005 increased by $22 thousand from the comparative quarter in 2004. The consistency between periods is the result of the average number of franchises in place during each period, 22 in the first quarter of 2005 compared to 22 in the first quarter of 2004.

     Entertainment segment revenue decreased approximately $781 thousand, or 21.8% for the three months ended March 31, 2005, to $2.8 million from $3.6 million during the period ended March 31, 2004. Approximately $718 thousand of the decrease was due to presentation of three Broadway shows (a total of 15 individual performances) during the first quarter of 2005 compared to four such shows (a total of 18 individual performances) presented during the first quarter of 2004. Also, the 2004 shows experienced better attendance. The remaining decrease was primarily due to lower ticket sales due to a weak ski season in Colorado related to warmer than normal weather.

     Real estate revenue from continuing operations is down $472 thousand to $1.1 million for the first quarter of 2005 compared to $1.6 million for first quarter of 2004. The primary reasons for the change between periods related to commission fees earned in the first quarter of 2004 for which no such commission took place in 2005, lower development fees between comparative quarters, and the lower real estate management fees for low income housing projects during 2004.

Direct Expenses

     In aggregate, direct expenses for the quarter ended March 31, 2005 decreased 0.6% to $35.4 million from $35.6 million for the same period in 2004. Direct expenses include direct operating expenses for each of the operating segments, depreciation, amortization, gain or loss on asset dispositions and conversion expenses, if any.

     Direct hotels and restaurants segment expenses increased $399 thousand between comparative quarters. Hotel room related costs accounted for approximately $253 thousand of the increase, due primarily to labor costs for additional occupied rooms. The increased costs of medical benefits primarily accounted for the remaining portion of the change between periods. Food and beverage costs were down $799 thousand, resulting from lower labor costs and the positive effects of our core menu program.

     Facility and land lease expense is down $240 thousand due to the reduced lease expense from having purchased the Yakima property.

     Direct costs for franchise, central services and development were down $109 thousand between comparative periods due to labor and travel and advertising efficiencies placed into service in 2004. The entertainment segment direct costs decreased $333 thousand related to the number of entertainment show presented as discussed above. Real estate segment direct expenses from continuing operations were down $301 thousand with cost containment related to the lost real estate management contracts and labor costs associated with the leasing commission mentioned above. Corporate services direct expenses also remained consistent between periods.

     Depreciation and amortization increased $362 thousand or 14.6% between the first quarter of 2005 and the first quarter of 2004. The increase is primarily related to our capital improvement plan. For both the quarters ended March 31, 2005 and 2004, the net gain recognized on asset disposals was primarily related to the recognition of deferred gains over time on both a previously sold office building and hotel.

Undistributed Corporate Expenses

     Undistributed corporate expenses for the three months ended March 31, 2005 were $952 thousand compared to $785 thousand for the three months ended March 31, 2004. The increase of $167 thousand was primarily due to costs associated with compliance with the Sarbanes-Oxley Act paid to outside consultants and higher payroll costs in connection with a new executive position and certain severance payments. Undistributed corporate expense includes general and administrative charges such as corporate payroll, legal expenses, contributions, directors and officers insurance, bank service charges, outside accountants and consultants expense, and investor relations charges. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not distributed to those segments. In contrast, costs more directly related to our business segments such as accounting, human resources and information technology expenses are distributed out to operating segments and are included in direct expenses.

Operating Loss

     The operating loss from continuing operations was $936 thousand for the first quarter of 2005 compared to $230 thousand for the first quarter of 2004. The decrease in profitability between periods is directly related to a decrease in margin on entertainment segment operations of $448 thousand, a decrease in margin on real estate operations of $171 thousand, an increase in depreciation expense of $362 thousand and an increase in undistributed corporate expense of $167 thousand. These negative items were partially offset by any combined increase in direct hotel related segment margins (owned, leased, managed and franchised hotels) of $473 thousand, and other line items of $31 thousand.

Interest Expense

     Interest expense for the three months ended March 31, 2005 was $3.6 million compared to $2.8 million for the three months ended March 31, 2004. The increase of $755 thousand, or 26.5%, was due to a greater average amount of outstanding interest bearing debt, primarily in connection with the addition of the $47.4 million of debentures issued late during the first quarter of 2004 to WestCoast Hospitality Capital Trust (“the Trust”), a Delaware statutory trust sponsored by us. A majority of the proceeds from the debentures were used to retire our then existing preferred stock and eliminate the ongoing dividend requirement of those securities. While these new debentures reflect a 9.5% rate, the interest is tax deductible under current U.S. Federal tax law giving them an effective post tax rate of approximately 6.2%. The average pre-tax interest rate on debt during the first quarter of 2005 was 8.0% versus 7.5% during the same period in 2004. In addition to the interest rate on the debentures, a substantial portion of our borrowings carry a pre-tax interest rate of 6.7% for ten years. Overall, our average pre-tax interest rate on term debt during the first quarter of 2005, which excludes the debentures related to the Trust, was 7.5%.

Other Income (Expense)

     During the first quarter of 2005 we recorded a $105 thousand loss on an ownership investment in a potential development project that we determined was not recoverable. The other income and expense line items are otherwise comparable between periods and consistent with our long-term historical results.

Income Taxes

     Income tax benefit on continuing operations for the first quarter of 2005 was $1.7 million. The income tax benefit for the first quarter of 2004 was $1.1 million. The change of $602 thousand in tax provision was primarily due to the increase in the pre-tax loss driven by earnings results discussed above.

Net Loss From Continuing Operations

     The net loss from continuing operations increased $998 thousand between comparable quarters. The lower income was primarily the result of increased interest expense due to the trust preferred offering in the first quarter of 2004, combined with the net of tax impact of operating declines discussed above.

Discontinued Operations

     In connection with our November 2004 announcement of plans to invest $40.0 million to improve comfort, freshen décor and upgrade technology at our hotels, we implemented a plan to divest 11 of our non-strategic owned hotels, one of our real estate office buildings and certain other non-core properties (collectively referred to as “the divestment properties”). The activities of those 11 hotels and the real estate property are considered discontinued operations under generally accepted accounting principles. Depreciation of these assets, if previously appropriate, has been suspended. For comparative purposes, for periods prior to 2004, the balance sheet and operations activity for the properties considered discontinued has been reclassified to conform to the revised presentation.

     The net impact on consolidated earnings of the activities of the discontinued operations was $326 thousand of net loss for the three months ended March 31, 2005, including tax impact. This includes $397 thousand of aggregate net loss impact from the 11 hotels and $71 thousand of positive net impact from the office building. This compares to the three months ended March 31, 2004 for which the discontinued operations had a net impact on consolidated earnings of a $549 thousand net loss including tax impact. The 2004 balance includes aggregate activity of the 11 hotels of a $601 thousand net loss and a $52 thousand net income from the office building.

Net Loss and Loss Applicable to Common Shareholders

     The net loss increased $775 thousand between comparable quarters. The lower income was primarily the result of increased interest expense due to the trust preferred offering in the first quarter of 2004, combined with the net of tax impact of operating declines discussed above.

     Due to the retirement of all of our Series A and Series B preferred stock in February 2004, preferred stock dividends decreased $377 thousand between comparative quarters. As a result, the increase in interest expense was partially offset by the decrease in preferred stock dividends. The resulting net loss applicable to common shareholders was $3.1 million for the first quarter of 2005 compared to $2.7 million for the first quarter of 2004.

Earnings Per Share

     The loss per share for the three months ended March 31, 2005 was $0.24 compared to a loss of $0.21 for the three months ended March 31, 2004. The net loss applicable to common shareholders increased $398 thousand as described above, while the number of weighted average common shares outstanding in both periods remained relatively consistent.

Liquidity and Capital Resources

     We continue to take actions that we believe strengthen our financial position, particularly in the long term. Those actions include the 2005 refinance of our existing bank line-of-credit into an expanded operating and expansion credit facility, the refinance of one of our office buildings and the development plans announced during the first quarter of 2005, the closing of the $46 million offering of trust preferred securities in the first quarter of 2004, the $55.2 million debt refinance in June 2003, and the elimination of our preferred stock and its associated dividend requirements. We have also made significant investments in our hotel improvement program focused on increasing customer comfort, freshening decor, and modernizing with new technology. We believe our improvements strengthen our financial position.

     We intend to use our new credit facility, if necessary, for our short-term working capital needs and to, among other things, finance capital expenditures and potential acquisitions of hotels. At March 31, 2005 we had no amounts outstanding under our line-of-credit.

     As noted above, on February 9, 2005, we modified our existing bank credit facility with Wells Fargo Bank by entering into a First Amended and Restated Credit Agreement. The credit agreement includes a revolving credit facility with a total of $20.0 million in borrowing capacity for working capital purposes. Additionally, we intend to use the borrowings to accelerate the pace of our capital improvements to our Red Lion hotels. As of the date of this report, we have not identified any other acquisitions that are probable.

     Our short-term liquidity needs include funds for interest payments on our outstanding indebtedness and on the debentures, funds for capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements generally through net cash provided by operations and reserves established from existing cash, and, if necessary, by drawing upon our credit facility. A majority of our leased and owned hotels are subject to leases and debt agreements that require us to spend 3% to 5% of hotel revenues derived from these hotels on replacement of furniture, fixtures and equipment at these hotels, or require payment of insurance premiums or real and personal property taxes with respect to these hotels. This is consistent with what we would spend on furniture, fixtures and equipment under normal circumstances to maintain the competitive appearance of our owned and leased hotels.

     In general, we expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions, renovations and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including our credit facility, the issuance of debt or equity securities and joint ventures. As discussed elsewhere in this report, we are also divesting 11 non-core hotel properties, one office building and other non-core assets to fund a significant portion of our $40.0 million reinvestment plan in the hotels.

     Historically, our cash and capital requirements have been satisfied through cash generated from operating activities, borrowings under our credit facilities, and the issuance of equity securities. We believe cash flow from operations, available borrowings under our credit facility and existing cash on hand will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service and other obligations for the foreseeable future.

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

     Cash flow from operations, which includes the cash flows of business units identified as discontinued operations, for the three months ended March 31, 2005 totaled $1.3 million, compared to $523 thousand for the three months ended March 31, 2004. Net loss, after reconciling adjustments to net cash provided by operations (such as non-cash income statement impacts like impairment loss, depreciation, loan fee write-offs, the deferred tax provision, gains and losses on assets, and the provision for doubtful accounts) totaled $107 thousand in the first quarter of 2005. For the first quarter of 2004 net income adjusted for those same items totaled $578 thousand. The difference was predominantly due to lower net operating performance, specifically in the entertainment segment and real estate segment, as well as increased undistributed corporate expenses. Working capital changes, including restricted cash, receivables, accruals, payables, and inventories, added $1.5 million in cash during 2005. This was predominantly due to an increase in accrued payroll and other accrued expenses, offset by an increase in prepaid expenses. In the first quarter of 2004, changes in working capital items accounted for $55 thousand of the change in cash.

     Net cash used in investing activities was $2.2 million and $10.4 million for the three months ended March 31, 2005 and 2004, respectively. Cash additions to property and equipment totaled $2.3 million in 2005 compared to $7.0 million in 2004. The first quarter 2004 capital additions include $5.3 million cash paid for the acquisition of the Yakima property during that period, in addition to $1.7 million of capital improvement projects. The other major variances between the two periods were the $1.4 million investment in the Trust described above, representing 3% of the total capitalization of the Trust and the $2.1 million advance to the Trust to cover the trust preferred offering costs.

     Net financing activities used $1.2 million during the three months ended March 31, 2005, including $3.6 million of pay-down of a term note on a real estate project, $1.3 million of scheduled debt payments and the borrowing of $3.8 million related to the start of development on the same real estate project. This compares to the quarter ended March 31, 2004 which shows cash provided by financing of $16.1 million. This includes $47.4 million in proceeds from the debenture sale, offset by $29.4 million paid to redeem the Series A and Series B preferred shares. We also paid $1.0 million in dividends during the first quarter of 2004, had scheduled principal payments on long-term debt of $1.1 million and no net activity under the credit facility note payable to bank.

     At March 31, 2005 we had $11.5 million in cash and cash equivalents for continuing operations, including $4.3 million of cash restricted under securitized borrowing arrangements for future payment of furniture, fixtures and equipment, repairs, insurance premiums and real and personal property taxes. At March 31, 2005, $4.0 million of the cash balance was held in short-term, liquid investments readily available for our use. At December 31, 2004, we had $13.7 million in cash and cash equivalents for continuing operations, including $4.1 million of cash restricted under securitized borrowing arrangements for future payment of furniture, fixtures and equipment, repairs, insurance premiums and real and personal property taxes. At December 31, 2004, $7.5 million of the cash balance was held in short-term, liquid investments readily available for our use. Cash and cash equivalents included with assets of discontinued operations were $594 thousand and $334 thousand as of March 31, 2005 and December 31, 2004, respectively.

Financing

     On February 9, 2005, we modified our existing bank credit facility with Wells Fargo by entering into a First Amended and Restated Credit Agreement. The credit agreement includes a revolving credit facility with a total of $20.0 million in borrowing capacity for working capital purposes. This includes a $4 million line-of-credit secured by our personal property and two hotels (“New Line A”) and a $16.0 million line of credit secured by our personal property and seven hotels that we are holding for sale (“New Line B”). Interest under both New Line A and New Line B is set at 1% over the bank’s prime rate. If we sell any of the hotels securing New Line B, we will pay, to the extent of any outstanding borrowings, a release price that is based on a percentage of the specific hotel’s appraised value, and the amount available for borrowing under Line B will be reduced proportionally.

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

     In March 2005 we completed the refinance of an office building and secured related financing to facilitate the redevelopment of the project. We borrowed approximately $3.8 million under a term debt arrangement collateralized by the real estate property. In addition, we may borrow another $6.2 million under the agreement to provide for the redevelopment of the office building. The note carries a 6.25% interest rate fixed for the construction period and for the first five years of the term. After that it is adjustable in five year intervals based upon treasury rates. The note is being paid interest only through construction period. The note is due in full on or before October 1, 2032.

     Also in connection with that project, on March 31, 2005, we repaid approximately $3.6 million of principal due under a term debt arrangement. The note was collateralized by real property including an office building, carried an interest rate of 9.0%, and was due on April 1, 2010. However the note was pre-payable on April 1, 2005 without penalty.

     As of March 31, 2005 we had debt obligations of $201.3 million, of which 74.4%, or $149.8 million, were fixed rate debt securities secured by individual properties. $47.4 million of the debt obligations are uncollateralized debentures due the Trust at a fixed rate, making a total of 98.0% of our debt in the form of fixed rate obligations.

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

     We are seeking to create an improved guest experience across our hotel portfolio. During the year ended December 31, 2004, we spent a total of $12.6 million on capital improvement programs, including $10.9 million on our hotels and restaurants segment. During the first quarter of 2005 we spent approximately $2.3 million on capital improvement programs, including $1.9 on our hotel and restaurant segment. During the remainder of 2005, we expect to spend approximately $23.1 million on capital improvements with a focus on our hotels and restaurants segment, primarily in guest contact areas.

Franchise and Management Contracts

     During the first quarter of 2005 we entered into one franchise agreement, the Red Lion Hotel on the River – Jantzen Beach. Also during the first quarter of 2005, our agreement with the Red Lion in Jackson, Wyoming expired. Also, in April 2005 we entered into a franchise agreement for a Red Lion hotel in Tacoma, Washington. There were no changes in management contracts during the first quarter of 2005.

Acquisitions

     There were no hotels acquired or other material operating acquisitions during the first quarter of 2005.

Asset Dispositions

     There were no significant asset dispositions during the first quarter of 2005.

Preferred Stock Dividends

     On January 3, 2004 we paid the regularly scheduled dividend to the shareholder of record as of December 31, 2003 of our Series A and Series B Preferred Stock, totaling approximately $634 thousand.

     As noted previously, in connection with the offering of trust preferred securities, on February 24, 2004 we paid accrued dividends to that date on both the Series A and Series B Preferred Stock totaling $377 thousand. We then immediately redeemed all of the outstanding and issued shares of the Series A and Series B Preferred Stock for approximately $29.4 million, or $50 per share. No dividends were therefore paid in 2005.

Seasonality

     Our business is subject to seasonal fluctuations. Significant portions of our revenues and profits are realized from May through October.

Inflation

     The effect of inflation, as measured by fluctuations in the U.S. Consumer Price Index, has not had a material impact on our revenues or net income during the periods under review.

Contractual Obligations

     The following tables summarize our significant contractual obligations as of March 31, 2005 (in thousands):

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt	$153,878	$8,338	$9,899	$11,258	$124,383
Operating leases (1)	100,748	6,491	12,953	12,672	68,632
Debentures due WestCoast Hospitality Capital Trust (2)	47,423	—	—	—	47,423

Total contractual obligations (3)	$302,049	$14,829	$22,852	$23,930	$240,438

(1)	Operating lease amounts are net of estimated sub-lease income totaling $9.9 million annually.

(2)	The principal amount of the debentures due the Trust is due in full during February 2044.

(3)	We are not party to any significant long-term service or supply contracts with respect to our processes. We refrain from entering into any long-term purchase commitments in the ordinary course of business.

Critical Accounting Policies and Estimates

     A critical accounting policy is one which is both important to the portrayal of our company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. All of our significant accounting policies are described in Note 2 to our 2004 consolidated financial statements included with our annual report filed on Form 10-K. The accounting principles of our company comply with generally accepted accounting principles (“GAAP”). The more critical accounting policies and estimates used relate to:

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

     The entertainment segment derives revenue primarily from computerized event ticketing services and promotion of Broadway style shows and other special events. Where our company acts as an agent and receives a net fee or commission, it is recognized as revenue in the period the services are performed. When our company is the promoter of an event and is at risk for the production, revenues and expenses are recorded in the period of the event performance.

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

New Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This Statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. In April 2005 the U.S. Securities and Exchange Commission and the FASB delayed the mandatory adoption date of this standard. We will now adopt SFAS No. 123(R) on January 1, 2006, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using an option pricing model. We are evaluating the impact, if any, that these provisions of SFAS No. 123(R) may have on our consolidated financial statements but do not expect them to have a material impact.

     In addition, FAS No. 123(R) will require us to recognize compensation expense, if applicable, for the difference between the fair value of our common stock and the actual purchase price of that stock under our Employee Stock Purchase Plan. We cannot estimate what the final impact to the consolidated statement of operations will be in the future, because it will depend on, among other things, when and if shares are purchased and certain variables known only when the plan is purchasing shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The following tables summarize the financial instruments held by us at March 31, 2005 and December 31, 2004 which are sensitive to changes in interest rates, including those held as a component of liabilities of discontinued operations on our consolidated balance sheet. At March 31, 2005, approximately 2.0% of our debt was subject to changes in market interest rates and was sensitive to those changes. As of March 31, 2005 we had debt obligations of $201.3 million, of which 74.4%, or $149.8 million, were fixed rate debt securities secured by individual properties. $47.4 million of the debt obligations are uncollateralized debentures due the Trust at a fixed rate, making a total of 98.0% of our debt fixed rate obligations.

     The following table presents principal cash flows for debt outstanding at March 31, 2005, including contractual obligations of business units identified as discontinued on our consolidated balance sheet, by maturity date (in thousands).

Outstanding Debt Obligations

	Through
	2005	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Note payable to bank (a)	$—	$—	$—	$—	$—	$—	$—	$—	$—

Long-term debt
Fixed Rate	$6,679	$4,038	$4,328	$4,623	$4,992	$4,442	$120,696	$149,798	$149,798
Variable Rate	$487	$694	$367	$1,956	$174	$191	$211	$4,080	$4,080

Debentures due WestCoast Hospitality Capital Trust	$—	$—	$—	$—	$—	$—	$47,423	$47,423	$49,815

(a)	At March 31, 2005 there were no borrowings against our note payable to bank.

     The following table presents principal cash flows for debt outstanding at December 31, 2004, by maturity date (in thousands).

Outstanding Debt Obligations

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Note payable to bank (a)	$—	$—	$—	$—	$—	$—	$—	$—

Long-term debt
Fixed Rate	$7,921	$4,286	$4,598	$4,920	$5,294	$123,695	$150,714	$150,714
Variable Rate	$658	$704	$375	$1,926	$174	$403	$4,240	$4,240

Debentures due WestCoast Hospitality Capital Trust	$—	$—	$—	$—	$—	$47,423	$47,423	$50,459

(a)	At December 31, 2004 there were no borrowings against our note payable to bank.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the date of the filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

WestCoast Hospitality Corporation
Registrant

Signature		Title	Date

By:	/s/ Anupam Narayan	Executive Vice President, Chief Investment Officer, and Chief Financial Officer	May 4, 2005

	Anupam Narayan	(Principal Financial Officer)

By:	/s/ Anthony F. Dombrowik	Vice President, Corporate Controller (Principal Accounting Officer)	May 4, 2005

Anthony F. Dombrowik