Form 10-Q
period 2005-06-30
WESTCOAST HOSPITALITY CORP
filed 2005-08-10
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
Yes ☐ No ☑
     As of August 5, 2005 there were 13,123,450 shares of the registrant’s common stock outstanding.

WESTCOAST HOSPITALITY CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2005

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
WestCoast Hospitality Corporation
Consolidated Balance Sheets (unaudited)
June 30, 2005 and December 31, 2004

	June 30,	December 31,
	2005	2004
	(In thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents	$7,756	$9,577
Restricted cash	3,468	4,092
Accounts receivable, net	9,093	8,464
Inventories	1,779	1,831
Prepaid expenses and other	5,806	3,286
Assets held for sale:
Assets of discontinued operations	62,452	61,757
Other assets held for sale	1,599	1,599

Total current assets	91,953	90,606

Property and equipment, net	226,048	223,132
Goodwill	28,042	28,042
Intangible assets, net	13,248	13,641
Other assets, net	8,507	9,191

Total assets	$367,798	$364,612

Liabilities:
Current liabilities:
Accounts payable	$6,031	$4,841
Accrued payroll and related benefits	5,154	4,597
Accrued interest payable	671	700
Advance deposits	546	188
Other accrued expenses	11,499	7,322
Long-term debt, due within one year	7,181	7,455
Liabilities of discontinued operations	22,508	22,879

Total current liabilities	53,590	47,982

Long-term debt, due after one year	124,393	125,756
Deferred income	8,147	8,524
Deferred income taxes	16,592	15,992
Minority interest in partnerships	2,533	2,548
Debentures due WestCoast Hospitality Capital Trust	47,423	47,423
Total liabilities	252,678	248,225

Stockholders’ equity:
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 13,106,670 and 13,064,626 shares issued and outstanding	131	131
Additional paid-in capital, common stock	84,590	84,467
Retained earnings	30,399	31,789

Total stockholders’ equity	115,120	116,387

Total liabilities and stockholders’ equity	$367,798	$364,612

The accompanying condensed notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation
Consolidated Statements of Operations (unaudited)
For the Three Months and Six Months Ended June 30, 2005 and 2004

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(In thousands, except per share data)
Revenue:
Hotels	$39,423	$37,364	$69,765	$67,431
Franchise and management	607	712	1,418	1,321
Entertainment	2,613	1,833	5,418	5,418
Real estate	1,229	1,316	2,458	2,937
Other	348	313	633	575

Total revenues	44,220	41,538	79,692	77,682

Operating expenses:
Hotels	30,437	29,323	58,086	56,502
Franchise and management	165	257	262	463
Entertainment	2,321	1,847	4,789	4,649
Real estate	890	777	1,728	1,705
Other	246	206	462	412
Depreciation and amortization	2,881	2,600	5,720	5,076
Hotel facility and land lease	1,745	1,798	3,485	3,778
Gain on asset dispositions, net	(119)	(208)	(307)	(396)
Undistributed corporate expenses	1,051	848	2,003	1,633

Total expenses	39,617	37,448	76,228	73,822

Operating income	4,603	4,090	3,464	3,860

Other income (expense):
Interest expense	(3,598)	(3,657)	(7,199)	(6,503)
Minority interest in partnerships, net	(34)	(8)	15	43
Other income, net	90	124	86	254

Income (loss) from continuing operations before income taxes	1,061	549	(3,634)	(2,346)
Income tax expense (benefit)	279	135	(1,416)	(960)

Net income (loss) from continuing operations	782	414	(2,218)	(1,386)

Discontinued operations:
Income (loss) from operations of discontinued business units, net of income tax expense (benefit) of $577, $211, $456, and ($85), respectivly	951	391	828	(157)

Net income (loss)	1,733	805	(1,390)	(1,543)

Preferred stock dividend	—	—	—	(377)

Income (loss) applicable to common shareholders	$1,733	$805	$(1,390)	$(1,920)

Earnings per common share:
Basic and diluted
Income (loss) applicable to common shareholders before discontinued operations	$0.06	$0.03	$(0.17)	$(0.14)
Income (loss) on discontinued operations	0.07	0.03	0.06	(0.01)

Income (loss) applicable to common shareholders	$0.13	$0.06	$(0.11)	$(0.15)

Weighted average shares — basic	13,092	13,046	13,085	13,035
Weighted average shares — diluted	13,416	13,335	13,085	13,035
The accompanying condensed notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation
Consolidated Statements of Cash Flows (unaudited)
For the Six Months Ended June 30, 2005 and 2004

	Six months ended June 30,
	2005	2004
	(In thousands)
Operating activities:
Net loss	$(1,390)	$(1,543)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,788	6,291
(Gain) on disposition of property, equipment and other assets	(214)	(396)
Write-off of deferred loan fees	5	—
Deferred income tax provision	600	500
Minority interest in partnerships	(15)	(120)
Equity in investments	30	(8)
Compensation expense related to stock issuance	9	—
Provision for (recovery of) doubtful accounts	73	(2)
Change in current assets and liabilities:
Restricted cash	612	432
Accounts receivable	(1,084)	(1,423)
Inventories	83	105
Prepaid expenses and other	(2,788)	(3,736)
Accounts payable	1,134	(824)
Accrued payroll and related benefits	559	664
Accrued interest payable	(33)	19
Other accrued expenses and advance deposits	4,778	3,908

Net cash provided by operating activities	8,147	3,867

Investing activities:
Purchases of property and equipment	(8,276)	(15,094)
Proceeds from disposition of property and equipment	30	40
Proceeds from disposition of investment	—	94
Investment in WestCoast Hospitality Capital Trust	—	(1,403)
Advances to WestCoast Hospitality Capital Trust	(20)	(2,065)
Distributions from equity investee	117	449
Proceeds from collections under note receivable	480	1,718
Other, net	92	(184)

Net cash used in investing activities	(7,577)	(16,445)

The accompanying condensed notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation
Consolidated Statements of Cash Flows (unaudited), (continued)
For the Six Months Ended June 30, 2005 and 2004

	Six months ended June 30,
	2005	2004
	(In thousands)
Financing activities:
Proceeds from note payable to bank	50	11,000
Repayment of note payable to bank	(50)	(11,000)
Proceeds from debenture issuance	—	47,423
Repurchase and retirement of preferred stock	—	(29,412)
Proceeds from long-term debt	3,835	83
Repayment of long-term debt	(6,027)	(2,189)
Proceeds from issuance of common stock under employee stock purchase plan	67	50
Preferred stock dividend payments	—	(1,011)
Proceeds from option exercises	46	140
Additions to deferred financing costs	(279)	(47)

Net cash provided by (used in) financing activities	(2,358)	15,037

Net cash in discontinued operations	(33)	(231)

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(1,821)	2,228
Cash and cash equivalents at beginning of period	9,577	7,884

Cash and cash equivalents at end of period	$7,756	$10,112

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,993	$7,351
Income taxes	$13	$16
Non-cash investing and financing activities:
Sale of equipment under note receivable	$37	$—
Preferred stock dividends accrued	$—	$377
Options converted to property and equipment	$—	$10,128
Debt assumed on acquisition of property and equipment	$—	$7,942
The accompanying condensed notes are an integral part of the consolidated financial statements.

WestCoast Hospitality Corporation
Condensed Notes to Consolidated Financial Statements
1. Organization
     WestCoast Hospitality Corporation (“WestCoast” or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols WEH and WEH-pa) primarily engaged in the ownership, management, development and franchising of mid-scale and upper mid-scale, full service hotels under its Red Lion and WestCoast brands. As of June 30, 2005, the hotel system contained 68 hotels located in 11 states and one Canadian province, with more than 11,800 rooms and 568,000 square feet of meeting space. The Company managed 45 of these hotels, consisting of 29 owned hotels, 13 leased hotels and three third-party owned hotels. The remaining 23 hotels were owned and operated by third-party franchisees.
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
     In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at June 30, 2005 and the consolidated results of operations and cash flows for the three and six month periods ended June 30, 2005 and 2004. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.
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

3. Assets Held For Sale and Discontinued Operations
     In connection with the November 2004 announcement of plans to invest $40.0 million to improve comfort, freshen décor and upgrade technology at our hotels, the Company implemented a plan to divest 11 non-strategic owned hotels, one real estate office building and certain other non-core properties including condominium units and three parcels of excess land. (collectively these assets are referred to herein as “the divestment properties”). Each of the divestment properties meets the criteria to be classified as an asset held for sale. In addition, the activities of those 11 hotels and the real estate office building are considered discontinued operations under generally accepted accounting principles. Depreciation of these assets, if previously appropriate, has been suspended.
     Subsequent to June 30, 2005 the Company completed the sale of three of these properties, for gross aggregate sales price of $17.9 million. Each of the remaining properties continue to be listed with a broker with experience in the related industry and the company believes the divestment assets will be sold in 2005.
     A summary of the assets and liabilities of discontinued operations is as follows (in thousands):

	June 30, 2005			December 31, 2004
	Hotel	Office		Hotel	Office
	Properties	Building	Combined	Properties	Building	Combined
Cash and cash equivalents	$364	$3	$367	$326	$8	$334
Restricted cash	177	—	177	166	—	166
Accounts receivable, net	1,131	95	1,226	699	145	844
Inventories	270	—	270	305	—	305
Prepaid expenses and other	476	60	536	251	17	268
Property and equipment, net	45,142	13,060	58,202	45,033	13,032	58,065
Other assets, net	395	1,279	1,674	379	1,396	1,775

Assets of discontinued operations	$47,955	$14,497	$62,452	$47,159	$14,598	$61,757

Accounts payable	$160	$5	$165	$174	$47	$221
Accrued payroll and related benefits	406	1	407	404	2	406
Accrued interest payable	43	65	108	44	68	112
Advanced deposits	46	—	46	15	—	15
Other accrued expenses	526	68	594	318	64	382
Long-term debt	10,527	10,661	21,188	10,862	10,881	21,743

Liabilities of discontinued operations	$11,708	$10,800	$22,508	$11,817	$11,062	$22,879

     A summary of the results of operations for the discontinued operations is as follows (in thousands):

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Hotel	Office		Hotel	Office
	Properties	Building	Combined	Properties	Building	Combined
Revenues	$6,571	$810	$7,381	$6,543	$856	$7,399
Operating expenses	(5,124)	(318)	(5,442)	(5,422)	(342)	(5,764)
Depreciation and amortization	(7)	(27)	(34)	(446)	(170)	(616)
Loss on asset dispositions	(4)	—	(4)	—	—	—
Interest expense	(177)	(196)	(373)	(222)	(204)	(426)
Minority interest in partnerships	—	—	—	9	—	9
Income tax benefit (expense)	(475)	(102)	(577)	(162)	(49)	(211)

Net income (loss)	$784	$167	$951	$300	$91	$391

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Hotel	Office		Hotel	Office
	Properties	Building	Combined	Properties	Building	Combined
Revenues	$10,916	$1,630	$12,546	$11,137	$1,747	$12,884
Operating expenses	(9,817)	(638)	(10,455)	(10,324)	(798)	(11,122)
Depreciation and amortization	(15)	(53)	(68)	(892)	(323)	(1,215)
Gain on asset dispositions	11	—	11	—	—	—
Interest expense	(357)	(393)	(750)	(460)	(406)	(866)
Minority interest in partnerships	—	—	—	77	—	77
Income tax benefit (expense)	(262)	(194)	(456)	162	(77)	85

Net income (loss)	$476	$352	$828	$(300)	$143	$(157)

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
     At June 30, 2005 there were no amounts outstanding under this credit agreement.
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
     In June 2005, the Company extended the due date on an existing term loan with a bank secured by a hotel having a principal balance of $3.8 million by three months in order to facilitate a refinance of the balance with another lender. At June 30, 2005 the entire balance is reflected as a component of long-term debt due with in one year.

6. Business Segments
     Effective April 1, 2005 the Company re-organized the presentation of what it considers its operating segments under the provisions of FASB Statement No. 131 “Disclosures about Segments of an Enterprise and Related Information.” The new presentation is reflected in the accompanying financial statements and notes thereto, and all comparative periods have been reclassified to conform to the current presentation.
     The Company has four primary operating segments: (1) hotels; (2) franchise and management; (3) entertainment; and (4) real estate. Other activities, consisting primarily of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment, are also aggregated for reporting purposes. Management reviews and evaluates the operating segments exclusive of interest expense. Therefore, interest expense is not allocated to the segments. Selected information with respect to the segments is as follows (in thousands):
Continuing Operations

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Hotels	$39,423	$37,364	$69,765	$67,431
Franchise and management	607	712	1,418	1,321
Entertainment	2,613	1,833	5,418	5,418
Real estate	1,229	1,316	2,458	2,937
Other	348	313	633	575

	$44,220	$41,538	$79,692	$77,682

Operating income (loss):
Hotels	$4,895	$4,004	$3,617	$3,491
Franchise and management	250	270	872	478
Entertainment	180	(110)	403	578
Real estate	303	502	589	1,016
Other	(1,025)	(576)	(2,017)	(1,703)

	$4,603	$4,090	$3,464	$3,860

Discontinued Operations

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Hotels	$6,571	$6,543	$10,916	$11,137
Real estate	810	856	1,630	1,747

	$7,381	$7,399	$12,546	$12,884

Operating income (loss):
Hotels	$1,436	$675	$1,095	$(79)
Real estate	465	344	939	626

	$1,901	$1,019	$2,034	$547

     7. Earnings Per Common Share
     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations for the three months and six months ended June 30, 2005 and 2004 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator
Basic:
Net income (loss) from continuing operations	$782	$414	$(2,218)	$(1,386)
Preferred stock dividend	—	—	—	(377)

Income (loss) applicable to common shareholders before discontinued operations	782	414	(2,218)	(1,763)
Income (loss) on discontinued operations	951	391	828	(157)

Income (loss) applicable to common shareholders	$1,733	$805	$(1,390)	$(1,920)

Diluted:
Net income (loss) from continuing operations	$782	$414	$(2,218)	$(1,386)
OP Unit effect	22	—	—	—
Preferred stock dividend	—	—	—	(377)

Income (loss) applicable to common shareholders before discontinued operations	804	414	(2,218)	(1,763)
Income (loss) on discontinued operations	951	391	828	(157)

Income (loss) applicable to common shareholders	$1,755	$805	$(1,390)	$(1,920)

Denominator:
Weighted average shares — basic	13,092	13,046	13,085	13,035

Weighted average shares — diluted	13,416	13,335	13,085	13,035

Earnings per common share:
Basic and diluted -
Income (loss) applicable to common shareholders before discontinued operations	$0.06	$0.03	$(0.17)	$(0.14)
Income (loss) on discontinued operations	0.07	0.03	0.06	(0.01)

Income (loss) applicable to common shareholders	$0.13	$0.06	$(0.11)	$(0.15)

     For the three months ended June 30, 2005, 38,644 outstanding options to purchase common shares were considered dilutive, of the 1,024,019 options outstanding as of that date. For the three months ended June 30, 2004, 3,596 outstanding options to purchase common shares were considered dilutive, of the 675,445 options outstanding as of that date. In addition, the 286,161 convertible operating partnership (“OP”) units were considered dilutive and were therefore included in the calculation of diluted weighted average shares for both those same periods.
     For the six months ended June 30, 2005 and 2004, all 1,024,019 and 675,455 options outstanding to purchase common stock were anti-dilutive and were therefore not included in the calculation of earnings per common share. In addition, the 286,161 convertible OP Units were anti-dilutive and were therefore not included in the calculation of diluted weighted average shares for those same periods.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Reported net income (loss) to common shareholders	$1,733	$805	$(1,390)	$(1,920)
Add back: stock-based employee compensation expense, net of related tax effects	3	—	6	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(61)	—	(125)	—

Pro Forma	$1,675	$805	$(1,509)	$(1,920)

Basic and diluted earnings (loss) per share:
Reported net income (loss)	$0.13	$0.06	$(0.11)	$(0.15)
Stock-based employee compensation, fair value	—	—	—	—

Pro Forma	$0.13	$0.06	$(0.11)	$(0.15)

     During the first six months of 2005, a total of 26,744 options to purchase common shares were exercised by employees or directors under the terms of their option agreements.

9. Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This Statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. In April 2005, the U.S. Securities and Exchange Commission (“SEC”) and the FASB delayed the mandatory adoption date of this standard. The Company will now adopt SFAS No. 123(R) on January 1, 2006, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using an option pricing model. The Company is evaluating the impact, if any, that these provisions of SFAS No. 123(R) may have on the consolidated financial statements but does not expect them to have a material impact.
     In addition, SFAS No. 123(R) will require the Company to recognize compensation expense, if applicable, for the difference between the fair value of the Company’s common stock and the actual purchase price of that stock under the Company’s Employee Stock Purchase Plan. The Company cannot estimate what the final impact to the consolidated statement of operations will be in the future, because it will depend on, among other things, when and if shares are purchased and certain variables known only when the plan is purchasing shares.
     In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is evaluating the impact, if any, that these provisions of SAB No. 107 may have on the consolidated financial statements but does not expect them to have a material impact.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 in 2006 to have a material impact on its results of operations or financial position.
10. Subsequent Event
     In addition to the disposition of three assets held for sale discussed in Note 3 above, subsequent to June 30, 2005 the Company closed the sale of a 50% interest in its Kalispell Center retail and hotel complex to an unrelated third party. The Company will continue to manage the retail component of the complex. The Company will lease back the WestCoast Kalispell Center Hotel, which will be re-branded the Red Lion Kalispell Hotel after undergoing $4.0 million in improvements to expand and renovate the hotel.

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
Overview
Note: Effective April 1, 2005, the Company re-organized the presentation of what it considers its operating segments under the provisions of FASB Statement No. 131 “Disclosures about Segments Management’s of an Enterprise and Related Information.” The new presentation is reflected in the accompanying financial statements, notes thereto, and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. A comparative periods have been reclassified to conform to the current presentation.
We operate in four reportable segments: hotels; franchise and management; entertainment; and real estate. The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels. The franchise and management segment is engaged primarily in licensing our brands to franchisees and managing hotels for third party owners. This segment generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners in exchange for the use of our brands and access to our central services programs. These programs, which may generate additional revenues, include the reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards. It also reflects revenue from management fees charged to the owners of our managed hotels, typically based on a percentage of the hotel’s gross revenues plus an incentive fee based on operating performance. The entertainment segment derives revenue primarily from ticketing services and promotion and presentation of entertainment productions. The real estate segment generates revenue from owning, managing, leasing and developing commercial retail and office properties and multi-unit residential properties.
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
Operating Results and Statistics
     A summary of our consolidated results, balance sheet data and hotel statistics for the three months and six months ended June 30, 2005 and 2004 is as follows (in thousands, except hotel statistics and earnings (loss) per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Consolidated statement of operation data:
Hotels revenue[1]	$39,423	$37,364	$69,765	$67,431
Hotels direct expense	30,437	29,323	58,086	56,502

Direct margin	$8,986	$8,041	$11,679	$10,929

Direct Margin %	23%	22%	17%	16%
Franchise and management revenue	$607	$712	$1,418	$1,321
Franchise and management direct expense	165	257	262	463

Direct margin	$442	$455	$1,156	$858

Direct Margin %	73%	64%	82%	65%
Entertainment revenue	$2,613	$1,833	$5,418	$5,418
Entertainment direct expense	2,321	1,847	4,789	4,649

Direct margin	$292	$(14)	$629	$769

Direct Margin %	11%	-1%	12%	14%
Real estate[1]	$1,229	$1,316	$2,458	$2,937
Real estate direct expense	890	777	1,728	1,705

Direct margin	$339	$539	$730	$1,232

Direct Margin %	28%	41%	30%	42%
Total revenues	$44,220	$41,538	$79,692	$77,682
Total expenses	$39,617	$37,448	$76,228	$73,822
Operating income	$4,603	$4,090	$3,464	$3,860
Undistributed corporate expenses	$1,051	$848	$2,003	$1,633
Interest expense	$3,598	$3,657	$7,199	$6,503
Income tax expense (benefit)	$279	$135	$(1,416)	$(960)
Net income (loss)	$1,733	$805	$(1,390)	$(1,543)
Preferred stock dividend	$—	$—	$—	$(377)
Income (loss) applicable to common shareholders	$1,733	$805	$(1,390)	$(1,920)
Earnings (loss) per common share — basic and diluted	$0.13	$0.06	$(0.11)	$(0.15)
Weighted average shares outstanding — basic	13,092	13,046	13,085	13,035
Weighted average shares outstanding — diluted	13,416	13,335	13,085	13,035

1	Results of Continuing Operations

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Common size operations data:
Revenues:
Hotels	89.2%	90.0%	87.5%	86.8%
Franchise and management	1.4%	1.7%	1.8%	1.7%
Entertainment	5.9%	4.4%	6.8%	7.0%
Real estate	2.7%	3.1%	3.1%	3.8%
Other	0.8%	0.8%	0.8%	0.7%

Total revenues	100.0%	100.0%	100.0%	100.0%

Total expenses	89.6%	90.2%	95.7%	95.0%
Operating income	10.4%	9.8%	4.3%	5.0%
Undistributed corporate expenses	2.4%	2.0%	2.5%	2.1%
Interest expense	8.1%	8.8%	9.0%	8.4%
Income tax expense (benefit)	0.6%	0.3%	-1.8%	-1.2%
Net income (loss)	3.9%	1.9%	-1.7%	-2.0%
Income (loss) applicable to common shareholders	3.9%	1.9%	-1.7%	-2.5%

Other operating data:
EBITDA	$9,479	$8,449	$11,391	$11,073
EBITDA from continuing operations	$7,540	$6,806	$9,285	$9,233
Net cash provided by operating activities	$6,807	$3,344	$8,147	$3,867
Net cash used in investing activities	$(5,352)	$(6,053)	$(7,577)	$(16,445)
Net cash provided by (used in) financing activities	$(1,111)	$(1,048)	$(2,358)	$15,037

System Wide Hotel statistics:
Average occupancy	64.7%	61.8%	58.4%	56.2%
ADR	$73.68	$71.06	$71.37	$70.00
RevPAR	$47.64	$43.90	$41.70	$39.36
     Key hotel segment revenue data from continuing operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Hotels segment revenues:
Room revenues	$26,212	$23,889	$45,140	$42,330
Food and beverage revenues	12,129	12,287	22,553	22,912
Amenities and other department revenues	1,082	1,188	2,072	2,189

Total hotels segment revenues	$39,423	$37,364	$69,765	$67,431

     System wide performance statistics are as follows:

	Three months ended June 30, 2005			Three months ended June 30, 2004
	Average			Average
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Owned or Leased Hotels:
Continuing Operations	67.1%	$74.32	$49.87	63.7%	$71.37	$45.46
Discontinued Operations	53.9%	61.67	33.23	53.5%	59.61	31.88

	64.1%	71.91	46.10	61.4%	69.05	42.38

Combined System Wide	64.7%	$73.68	$47.64	61.8%	$71.06	$43.90

Red Lion Hotels (Owned, Leased, Managed and Franchised)	65.5%	$72.51	$47.46	62.3%	$69.88	$43.54

	Six months ended June 30, 2005			Six months ended June 30, 2004
	Average			Average
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Owned or Leased Hotels:
Continuing Operations	60.6%	$71.22	$43.16	57.5%	$69.81	$40.14
Discontinued Operations	45.7%	59.57	27.23	45.9%	57.19	26.23

	57.2%	69.11	39.55	54.9%	67.42	36.99

Combined System Wide	58.4%	$71.37	$41.70	56.2%	$70.00	$39.36

Red Lion Hotels (Owned, Leased, Managed and Franchised)	59.4%	$70.14	$41.67	57.0%	$69.00	$39.30

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
     The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income (loss) for the periods presented: (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
EBITDA from continuing operations	$7,540	$6,806	$9,285	$9,233
Income tax (expense) benefit — continuing operations	(279)	(135)	1,416	960
Interest expense — continuing operations	(3,598)	(3,657)	(7,199)	(6,503)
Depreciation and amortization — continuing operations	(2,881)	(2,600)	(5,720)	(5,076)

Net income (loss) from continuing operations	782	414	(2,218)	(1,386)
Income (loss) on discontinued operations	951	391	828	(157)

Net income (loss)	$1,733	$805	$(1,390)	$(1,543)

EBITDA	$9,479	$8,449	$11,391	$11,073
Income tax (expense) benefit	(856)	(346)	960	1,045
Interest expense	(3,975)	(4,083)	(7,953)	(7,370)
Depreciation and amortization	(2,915)	(3,215)	(5,788)	(6,291)

Net income (loss)	$1,733	$805	$(1,390)	$(1,543)

Results of Operations
The Three Months Ended June 30, 2005 Compared with the Three Months Ended June 30, 2004
Revenues
     Hotel segment revenues from continuing operations for the three months ended June 30, 2005 increased 5.5% or $2.1 million, to $39.4 million compared to $37.3 million for the three months ended June 30, 2004. The increase was primarily due to growth of about $2.3 million in room revenue between comparable periods, or 9.7%. Average occupancy for owned and leased hotels that are part of continuing operations is up 3.4 percentage points in the second quarter of 2005 as compared to the second quarter of 2004. In addition, ADR was up 4.1% to $74.32. The resulting $49.87 RevPAR from owned and leased hotels that are part of 2005 continuing operations was 9.7% higher than RevPAR of $45.46 in the second quarter of 2004. These increases are partially offset by declines of $178 thousand in food and beverage revenue as compared to the second quarter of 2004, primarily due to the leasing out of one of our hotel restaurants. Incidental revenues from guest amenities and other sources of revenue for the hotel segment are down $128 thousand between comparative quarters.
     The Red Lion brand continues to deliver increases in occupancy and ADR which are providing strong profit growth for our hotels. As we invest $40.0 million to renovate our Red Lion hotels, we look forward to the positive impacts that we expect these upgrades will bring. We have completed renovations including new plush pillow top mattresses and upgraded linen and pillow packages and have begun room renovations in several hotels including floor coverings, case goods, bathrooms and “Spray Comfortable” shower heads. Guest reaction to renovations in the hotels has been positive.
     The company has also completed installation of the new MICROS Systems, Inc. Opera Property Management System in 15 of its Red Lion hotels. This system shares a single database with the company’s central reservations system allowing for better management of rates and availability. These property management systems and our redesigned websites further enhance our ability to manage reservations generated through electronic channels and help position us very well to take advantage of internet travel bookings.
     The first six months of 2005 have been a period of strong growth for us in the hotels segment and during the second quarter of 2005 we continued to experience strong demand in several of our market segments. We continue to believe that our operating results reflect that our hotels segment is experiencing a period of consistent improvement. These results appear consistent with the overall national trends in the lodging industry. Our recent revenue results are indicative of better regional demand for mid-scale and upper mid-scale hotel rooms and our ability to service that demand through our system of hotels.
     Our strategy has been to increase occupancy through strategic marketing and investment in our properties, and then to increase rate as demand increases for our rooms. Our occupancy has now increased year on year for each of the past six quarters and the resulting demand allowed us to maintain or increase the average daily rate during the first and second quarters of 2005 in the majority of our markets. We believe that the combined effect of this strategy is that RevPAR has increased at a faster rate than many of our direct competitors over the past year.
     We continue to receive a higher percentage of our reservations through electronic distribution systems that include our own branded websites and third-party Internet channels (alternative distributions system or ADS). Our central reservations and distribution management technology allows us to manage the yield on these ADS channels on a real-time, hotel-by-hotel basis. We have fixed-charge markup merchant model agreements with leading ADS providers, which typically entitle the provider to keep a fixed percentage of the price paid by the customer for each room booked. This allows us to maximize the yield of a typically lower rated market segment. Our focus on our branded website has made it one of our largest sources of online reservations, allowing us to further maximize our yield on those types of bookings. Our success is reflective of our management of these ADS channels and our merchant model agreements.

     In addition, through 2004 and into 2005 we continued to increase bookings as a result of our focus on direct sales, the “Stay Comfortable” advertising campaign and the “We Promise or We Pay” branded website booking initiative. The “We Promise or We Pay” initiative is designed to encourage guests to book on our branded websites of redlion.com and westcoasthotels.com. Through this initiative, we guarantee to our guests that our branded websites will provide the lowest rate available compared to non-opaque ADS channels. We continue to see the positive effects from “Net4Guests,” our privately-labeled wireless internet service, in 2005. Net4Guests provides hotel guests and GuestAwards frequency program members access to free high speed wireless internet.
     In 2004, we initiated our capital improvement program which significantly improved room amenities with new pillow-top beds and an upgraded pillows and linens package. We also launched a marketing campaign designed specifically to increase awareness of the Net4Guests and room amenity upgrade programs known as “Stay Comfortable.” We continued that program through the first two quarters of 2005.
     Our brand strengthening initiatives, marketing efforts and technological upgrades are achieving desired results. Our central reservations system is able to drive more business to our system hotels and a greater percentage of that business is coming through our branded websites. Revenue derived through our branded website yields a higher margin for the system hotels than other electronic distribution sources.
     Revenue from the franchise and management segment is down $105 thousand, related primarily to one less management contract in place during the comparative periods and a franchise termination fee that was received in the second quarter of 2004, partially offset by two additional franchise agreements in place during the second quarter of 2005. Entertainment segment revenue increased $780 thousand or 42.6% between comparative quarters. This growth is primarily the result of strong ticket sales in late May and in June 2005 for most of our regions as compared to the second quarter of 2004, combined with the revenue from three WestCoast Entertainment shows presented during the second quarter of 2005. No WestCoast Entertainment shows were presented during the second quarter of 2004. Revenue from our Real Estate segment is down $87 thousand, the result of fewer earned leasing commissions compared to the second quarter of 2004.
Operating Expenses
     In aggregate, operating expenses for the quarter ended June 30, 2005 increased $2.2 million or 5.8% to $39.6 million from $37.4 million for the same period in 2004. This compares to a 6.5% increase in total revenues between comparative periods. Operating expenses include direct operating expenses for each of the operating segments, hotel facility and land lease expense, depreciation, amortization, gain or loss on asset dispositions, conversion expenses, if any, and undistributed corporate expenses. Resulting operating income was $4.6 million for the three months ended June 30, 2005 as compared to $4.1 million for the three months ended June 30, 2004.
     Direct hotels segment expenses increased $1.1 million or 3.8% between comparative quarters. The direct margin for the hotels segment grew from 21.5% of hotels segment revenues for the second quarter of 2004 to 22.8% of segment revenues in the second quarter of 2005. Increased revenue and margin resulted in an 11.8%, or $1.0 million, increase in hotel segment profitability. Hotel room related costs accounted for approximately $667 thousand of the increase in direct hotel segment expenses, commensurate with the increase in the number of occupied rooms. Food and beverage costs were down $186 thousand, in step with the decrease in revenues and lower food costs. The remainder of the increase in direct hotels segment costs resulted from increased sales related costs, including marketing charges and compensation related to revenue performance, increased utility costs, benefits expense related to the company’s health care plan and other administrative costs directly related to the hotels.
     Direct costs for the franchise and management segment decreased $92 thousand, related to lower labor, travel and advertising costs in 2005. The entertainment segment direct costs increased $474 thousand related to the number of WestCoast Entertainment shows presented as discussed above. Real estate segment direct expenses from continuing operations were up $113 thousand primarily related to labor costs.

     Facility and land lease expense was consistent between comparable periods. Depreciation and amortization increased $281 thousand or 10.8% between the second quarter of 2005 and the second quarter of 2004. The increase is primarily related to our capital improvement plan. For both the quarters ended June 30, 2005 and 2004, the net gain recognized on asset disposals was primarily related to the recognition of deferred gains over time on both a previously sold office building and a hotel. In 2005, the gains were partially offset by a $43 thousand loss on certain personal property disposed of as part of the company’s reinvestment plan.
     Undistributed corporate expenses for the three months ended June 30, 2005 were $1.1 million compared to $848 thousand for the three months ended June 30, 2004. The increase of $203 thousand was primarily due to costs associated with compliance with the Sarbanes-Oxley Act paid to outside consultants and higher payroll costs. Undistributed corporate expenses include general and administrative charges such as corporate payroll, legal expenses, contributions, directors and officers insurance, bank service charges, outside accountants and consultants expense, and investor relations charges. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not distributed to those segments. In contrast, costs more directly related to our business segments such as accounting, human resources and information technology expenses are distributed out to operating segments and are included in direct expenses.
Interest Expense
     Interest expense for the three months ended June 30, 2005 was $3.6 million compared to $3.7 million for the three months ended June 30, 2004. Total outstanding interest bearing debt, including our debentures due WestCoast Hospitality Capital Trust, was slightly lower in the second quarter of 2005 as compared to the second quarter of 2004. The average pre-tax interest rate on debt during both the second quarter of 2005 and 2004 was 7.9%. We had no borrowings during either comparative period on our revolving credit facility.
Income Taxes
     Income tax expense on continuing operations for the second quarter of 2005 was $279 thousand, or approximately 26% of pre-tax net income. The income tax expense for the second quarter of 2004 was $135 thousand, or approximately 25% of pre-tax net income. The experience rate on pre-tax net income differs from the statutory combined federal and state tax rates primarily due to the utilization of certain incentive tax credits allowed under federal law. The change of $144 thousand in tax provision was primarily due to the increase in the pre-tax income driven by earnings results discussed above.
Discontinued Operations
     In connection with the November 2004 announcement of plans to invest $40.0 million to improve comfort, freshen décor and upgrade technology at our hotels, we implemented a plan to divest 11 non-strategic owned hotels, one real estate office building and certain other non-core properties including condominium units and three parcels of excess land. (collectively these assets are referred to herein as “the divestment properties”). Each of the divestment properties meets the criteria to be classified as an asset held for sale. In addition, the activities of those 11 hotels and the real estate office building are considered discontinued operations under generally accepted accounting principles. Depreciation of these assets, if previously appropriate, has been suspended.
     The net impact on consolidated earnings of the activities of the discontinued operations was $951 thousand of net income for the three months ended June 30, 2005, including tax impact. This includes $784 thousand of aggregate net income from the 11 hotels and $167 thousand of income from the office building. This compares to the three months ended June 30, 2004 for which the discontinued operations had a net impact on consolidated earnings of a $391 thousand net income including tax impact. The 2004 results include the aggregate activity of the 11 hotels of $300 thousand in net income and $91 thousand in net income from the office building.

Net Income and Income Applicable to Common Shareholders
     The net income increased $928 thousand between comparable quarters. The higher income was the result of better performance in the hotels segment, resulting in a $945 thousand increase in direct segment margins, and better net performance from the operations classified as discontinued. These increases were partially offset by the net of tax impact of aggregate operating declines from other segments discussed above.
Earnings Per Share
     The diluted earnings per share for the three months ended June 30, 2005 was $0.13 compared to earnings of $0.06 per share for the three months ended June 30, 2004. The net income applicable to common shareholders increased $928 thousand as described above, while the number of weighted average common shares outstanding in both periods remained relatively consistent.
The Six Months Ended June 30, 2005 Compared with the Six Months Ended June 30, 2004
Revenues
     Hotel segment revenues from continuing operations for the six months ended June 30, 2005 increased 3.5% or $2.3 million, to $69.8 million compared to $67.4 million for the six months ended June 30, 2004. The increase was primarily due to growth of about $2.9 million in room revenue between comparable periods, or 6.9%. Average occupancy for owned and leased hotels that are part of continuing operations is up 3.1 percentage points in the first six months of 2005 as compared to the first six months of 2004. In addition, ADR was up 2.0% to $71.22. The resulting $43.16 RevPAR from owned and leased hotels that are part of 2005 continuing operations was 7.5% higher than RevPAR of $40.14 in the first six months of 2004. These increases are partially offset by declines of $360 thousand in food and beverage revenue as compared to the first six months of 2004, primarily due to the leasing out of one of our hotel restaurants. Incidental revenues from guest amenities and other sources of revenue for the hotel segment are down $221 thousand between comparative periods.
     The Red Lion brand continues to deliver increases in occupancy and ADR which are providing strong profit growth for our hotels. As we invest $40.0 million to renovate our Red Lion hotels, we look forward to the positive impacts that we expect these upgrades will bring. We have completed renovations including new plush pillow top mattresses and upgraded linen and pillow packages and have begun room renovations in several hotels including floor coverings, case goods, bathrooms and “Spray Comfortable” shower heads. Guest reaction to renovations in the hotels has been positive.
     The company has also completed installation of the new MICROS Systems, Inc. Opera Property Management System in 15 of its Red Lion hotels. This system shares a single database with the company’s central reservations system allowing for better management of rates and availability. These property management systems and our redesigned websites further enhance our ability to manage reservations generated through electronic channels and help position us very well to take advantage of internet travel bookings.
     The first six months of 2005 have been a period of strong growth for us in the hotels segment and during the second quarter of 2005 we continued to experience strong demand in several of our market segments. We continue to believe that our operating results reflect that our hotels segment is experiencing a period of consistent improvement. These results appear typical of the overall national trends in the lodging industry. Our recent revenue results are indicative of better regional demand for mid-scale and upper mid-scale hotel rooms and our ability to service that demand through our system of hotels.
     Our strategy has been to increase occupancy through strategic marketing and investment in our properties, and then to increase rate as demand increases for our rooms. Our occupancy has now increased year on year for each of the past six quarters and the resulting demand allowed us to maintain or increase the average daily rate during the first and second quarters of 2005 in the majority of our markets. We believe that the combined effect of this strategy is that RevPAR has increased at a faster rate than many of our direct competitors over the past year.
     We continue to receive a higher percentage of our reservations through electronic distribution systems that include our own branded websites and third-party Internet channels (alternative distributions system or ADS). Our central reservations and distribution management technology allows us to manage the yield on these ADS channels on a real-time, hotel-by-hotel basis. We have fixed-charge markup merchant model agreements with leading ADS providers, which typically entitle the provider to keep a fixed percentage of the price paid by the customer for each room booked. This allows us to maximize the yield of a typically lower rated market segment. Our focus on our branded website has made it one of our largest sources of online reservations, allowing us to further maximize our yield on those types of bookings. Our success is reflective of our management of these ADS channels and our merchant model agreements.
     In addition, through 2004 and into 2005 we continued to increase bookings as a result of our focus on direct sales, the “Stay Comfortable” advertising campaign and the “We Promise or We Pay” branded website booking initiative. The “We Promise or We Pay” initiative is designed to encourage guests to book on our branded websites of redlion.com and westcoasthotels.com. Through this initiative, we guarantee to our guests that our branded websites will provide the lowest rate available compared to non-opaque ADS channels. We continue to see the positive effects from “Net4Guests,” our privately-labeled wireless internet service, in 2005. Net4Guests provides hotel guests and GuestAwards frequency program members access to free high speed wireless internet.
     In 2004 we initiated our capital improvement program which significantly improved room amenities with new pillow-top beds and an upgraded pillows and linens package. We also launched a marketing campaign designed specifically to increase awareness of the Net4Guests and room amenity upgrade programs known as “Stay Comfortable.” We continued that program through the first two quarters of 2005.
     Our brand strengthening initiatives, marketing efforts and technological upgrades are achieving desired results. Our central reservations system is able to drive more business to our system hotels and a greater percentage of that business is coming through our branded websites. Revenue derived through our branded website yields a higher margin for the system hotels than other electronic distribution sources.
     Revenue from the franchise and management segment is up $97 thousand, related primarily to two additional franchise agreements in place during the second quarter of 2005, partially offset by one less management contract in place during the comparative periods and a franchise termination fee that was received in the second quarter of 2004. Entertainment segment revenue was flat between comparative periods. The first quarter of 2005 showed a decrease compared to the same quarter in 2004 in both ticketing revenue and entertainment show revenues, however strong performance in both areas during the second quarter of 2005 compared to the same period in 2004 resulting in the equalization. A total of six entertainment shows were presented by the segment in 2005 compared to four during the first six months of 2004. Revenue from our Real Estate segment is down $479 thousand, due to lower commission fees (primarily in the first quarter of 2005), lower development fees between comparative periods, and lower real estate management fees for low income housing projects during 2005.
Operating Expenses
     In aggregate, operating expenses for the six months ended June 30, 2005 increased $2.4 million or 3.3% to $76.2 million from $73.8 million for the same period in 2004. This compares to a 2.6% increase in total revenues between comparative periods. Operating expenses include direct operating expenses for each of the operating segments, hotel facility and land lease expense, depreciation, amortization, gain or loss on asset dispositions, conversion expenses, if any, and undistributed corporate expenses. Resulting operating income was $3.5 million for the six months ended June 30, 2005 as compared to $3.9 million for the six months ended June 30, 2004.

     Direct hotels segment expenses increased $1.6 million or 2.8% between comparative periods. The direct margin for the hotels segment grew from 16.2% of hotels segment revenues for the first six months of 2004 to 16.7% of segment revenues in the first six months of 2005. The increased revenue and margin resulted in a 6.9%, or $750 thousand, increase in the hotel segment profitability. Hotel room related costs accounted for approximately $920 thousand of the increase in direct hotel segment expenses, commensurate with the increase in the number of occupied rooms. Food and beverage costs were down $287 thousand, in step with the decrease in revenues and lower food costs. The remainder of the increase in direct hotels segment costs resulted from increased sales related costs, including marketing charges and compensation related to revenue performance, increased utility costs, benefits expense related to the company’s health care plan and other administrative costs directly related to the hotels.
     Direct costs for the franchise and management segment decreased $201 thousand, related to lower labor, travel and advertising costs in 2005. The entertainment segment direct costs increased $140 thousand related to the number of WestCoast Entertainment shows presented as discussed above. Real estate segment direct expenses from continuing operations were up slightly primarily related to labor costs.
     Facility and land lease expense was lower between comparable periods due to the reduced lease expense from having purchased a previously leased property. Depreciation and amortization increased $644 thousand or 12.7% between the first six months of 2005 and the first six months of 2004. The increase is primarily related to our capital improvement plan. For both the six month periods ended June 30, 2005 and 2004, the net gain recognized on asset disposals was primarily related to the recognition of deferred gains over time on both a previously sold office building and a hotel. In 2005, the gains were partially offset by a small loss on certain personal property disposed of as part of the company’s reinvestment plan.
     Undistributed corporate expenses for the six months ended June 30, 2005 were $2.0 million compared to $1.6 million for the six months ended June 30, 2004. The increase of $370 thousand was primarily due to costs associated with compliance with the Sarbanes-Oxley Act paid to outside consultants and higher payroll costs. Undistributed corporate expense includes general and administrative charges such as corporate payroll, legal expenses, contributions, directors and officers insurance, bank service charges, outside accountants and consultants expense, and investor relations charges. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not distributed to those segments. In contrast, costs more directly related to our business segments such as accounting, human resources and information technology expenses are distributed out to operating segments and are included in direct expenses.
Interest Expense
     Interest expense for the six months ended June 30, 2005 was $7.2 million compared to $6.5 million for the six months ended June 30, 2004. Total outstanding interest bearing debt, including our debentures due WestCoast Hospitality Capital Trust, was higher in 2005 as compared to the 2004 due primarily to the closing of our trust preferred offering in February 2004. The average pre-tax interest rate on debt during both the first two quarters of 2005 and 2004 was 7.9% and 8.3%, respectively. We had no material borrowings during either comparative period on our revolving credit facility.
Income Taxes
     Income tax benefit on continuing operations for the first six months of 2005 was $1.4 million, or approximately 39% of pre-tax net loss. The income tax benefit for the six months of 2004 was $960 thousand, or approximately 41% of pre-tax net loss. The experience rate on pre-tax net income differs from the statutory combined federal and state tax rates primarily due to the utilization of certain incentive tax credits allowed under federal law. The change of $456 thousand in tax benefit was primarily due to the increase in the pre-tax loss driven by earnings results discussed above.

Discontinued Operations
     In connection with the November 2004 announcement of plans to invest $40.0 million to improve comfort, freshen décor and upgrade technology at our hotels, we implemented a plan to divest 11 non-strategic owned hotels, one real estate office building and certain other non-core properties including condominium units and three parcels of excess land. (collectively these assets are referred to herein as “the divestment properties”). Each of the divestment properties meets the criteria to be classified as an asset held for sale. In addition, the activities of those 11 hotels and the real estate office building are considered discontinued operations under generally accepted accounting principles. Depreciation of these assets, if previously appropriate, has been suspended.
     The net impact on consolidated earnings of the activities of the discontinued operations was $828 thousand of net income for the six months ended June 30, 2005, including tax impact. This includes $476 thousand of aggregate net income from the 11 hotels and $352 thousand of income from the office building. This compares to the six months ended June 30, 2004 for which the discontinued operations had a net impact on consolidated earnings of a $157 thousand net loss including tax impact. The 2004 results include aggregate activity of the 11 hotels of a $300 thousand net loss and a $143 thousand net income from the office building.
Net Loss and Loss Applicable to Common Shareholders
     The net loss decreased $153 thousand between comparable periods. The higher income was the result of better performance in the hotels segment, resulting in a $750 thousand increase in direct segment margins, and better net performance from the operations classified as discontinued. These increases were partially offset by the net of tax impact of aggregate operating declines from other segments discussed above.
Earnings Per Share
     The diluted loss per share for the six months ended June 30, 2005 was $0.11 compared to a loss of $0.15 per share for the six months ended June 30, 2004. The net loss applicable to common shareholders decreased $530 thousand as described above, while the number of weighted average common shares outstanding in both periods remained relatively consistent.
Liquidity and Capital Resources
     We believe that our actions to date have strengthened our financial position, particularly in the long term. Those actions include the 2005 refinance of our existing bank line-of-credit into an expanded operating and investment credit facility, the refinance of one of our office buildings and the development plans announced during the first quarter of 2005, the closing of the $46 million offering of trust preferred securities in the first quarter of 2004, and the elimination of our preferred stock and its associated dividend requirements. We have also made significant investments in our hotel improvement program focused on increasing customer comfort, freshening decor, and modernizing with new technology. We believe our improvements strengthen our financial position and the value of the Red Lion brand.
     As noted previously, on February 9, 2005, we modified our existing bank credit facility with Wells Fargo Bank by entering into a First Amended and Restated Credit Agreement. The credit agreement includes a revolving credit facility with a total of $20.0 million in borrowing capacity for working capital and capital expenditure purposes.
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
     Historically, our cash and capital requirements have been satisfied through cash generated from operating activities, borrowings under our credit facilities and the issuance of equity securities. We believe cash flow from operations, available borrowings under our credit facility and existing cash on hand will provide adequate funds for our working capital needs, planned capital expenditures, debt service and other obligations for the foreseeable future.
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
     Cash flow from operations, which includes the cash flows of business units identified as discontinued operations, for the six months ended June 30, 2005 totaled $8.1 million, compared to $3.9 million for the six months ended June 30, 2004. Net income, after reconciling adjustments to net cash provided by operations (such as non-cash income statement impacts like impairment loss, depreciation, loan fee write-offs, the deferred tax provision, gains and losses on assets, and the provision for doubtful accounts) totaled $4.9 million in the first and second quarters of 2005. For the first and second quarters of 2004 net income adjusted for those same items totaled $4.7 million. Working capital changes, including restricted cash, receivables, accruals, payables, and inventories, added $3.3 million in cash during 2005. This was predominantly due to a decrease in accrued expenses and accounts payable, partially offset by an increase in prepaid expenses and accounts receivable. In the first two quarters of 2004, changes in working capital items accounted for an $855 thousand use of cash.
     Net cash used in investing activities was $7.6 million and $16.4 million for the six months ended June 30, 2005 and 2004, respectively. Cash additions to property and equipment totaled $8.3 million in 2005 compared to $15.1 million in 2004. Capital additions for the first six months of 2004 includes $8.7 million of cash paid related to the acquisition of the Yakima and Bellevue properties during that period under an option agreement, in addition to $6.4 million of capital improvement projects. The other major variances between the two periods were the $1.4 million investment in the Trust described elsewhere, representing 3% of the total capitalization of the Trust and the $2.1 million advance to the Trust to cover the trust preferred offering costs.
     Net financing activities used $2.4 million during the six months ended June 30, 2005, including $2.4 million of scheduled debt payments and the borrowing of $3.8 million related to the refinance of a $3.6 million term note. This compares to the quarter ended June 30, 2004 which shows cash provided by financing of $15.0 million. This includes $47.4 million in proceeds from the debenture sale, offset by $29.4 million paid to redeem the Series A and Series B preferred shares. We also paid $1.0 million in preferred dividends during the first quarter of 2004, had scheduled principal payments on long-term debt of $1.1 million and no net activity under the credit facility note payable to bank.
     At June 30, 2005 we had $11.2 million in cash and cash equivalents for continuing operations, including $3.5 million of cash restricted under securitized borrowing arrangements for future payment of furniture, fixtures and equipment, repairs, insurance premiums and real and personal property taxes. At June 30, 2005, $6.5 million of the cash balance was held in short-term, liquid investments readily available for our use. At December 31, 2004, we had $13.7 million in cash and cash equivalents for continuing operations, including $4.1 million of cash restricted under securitized borrowing arrangements for future payment of furniture, fixtures and equipment, repairs, insurance premiums and real and personal property taxes. At December 31, 2004, $7.5 million of the cash balance was held in short-term, liquid investments readily available for our use. Cash and cash equivalents included with assets of discontinued operations were $367 thousand and $334 thousand as of June 30, 2005 and December 31, 2004, respectively.
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
     The credit agreement contains certain restrictions and financial covenants, including covenants regarding minimum tangible net worth, maximum funded debt to EBITDA ratio and EBITDA coverage ratio. Except for release payments used to reduce the outstanding principal balance of New Line B in connection with sales of hotels securing New Line B, neither New Line A nor New Line B require any principal payments until their respective maturity dates. New Line A has a maturity date of January 3, 2007. New Line B has a maturity date of June 30, 2006. We had no borrowing on the revolving credit facility during the second quarter of 2005, nor is there any outstanding balance at June 30, 2005.
     In March 2005 we completed the refinance of an office building and secured related financing to facilitate the redevelopment of the project. We borrowed approximately $3.8 million under a term debt arrangement collateralized by the real estate property. In addition, we may borrow another $6.2 million under the agreement to finance the redevelopment of the office building. The note carries a 6.25% interest rate fixed for the construction period and for the first five years of the term. After that it is adjustable in five year intervals based upon treasury rates. The note is being paid interest only through the construction period. The note is due in full on or before October 1, 2032 and is prepayable, in whole or in part, with no penalty. Also in connection with that project, on March 31, 2005, we repaid approximately $3.6 million of principal due under a term debt arrangement. The note was collateralized by real property including an office building, carried an interest rate of 9.0%, and was due on April 1, 2010. However the note was pre-payable on April 1, 2005 without penalty.
     In June 2005, we extended the due date by three months on an existing term loan secured by a hotel in order to complete a refinancing of the $3.8 million balance.
     As of June 30, 2005 we had debt obligations of $200.2 million, of which 74.4%, or $148.8 million, were fixed rate debt securities secured primarily by individual properties. $47.4 million of the debt obligations are uncollateralized debentures due the Trust at a fixed rate, making a total of 98.0% of our debt in the form of fixed rate obligations.
Other Matters
Assets Held for Sale
     In connection with our November 2004 announcement of plans to invest $40.0 million to improve comfort, freshen décor and upgrade technology at our hotels, we implemented a plan to divest 11 of our non-strategic owned hotels, one of our real estate office buildings and certain other non-core properties including condominium units and three parcels of excess land (collectively these assets are referred to herein as “the divestment properties”). Each of the divestment properties meets the criteria to be classified as an asset held for sale. In addition, the activities of those 11 hotels and the real estate office building are considered discontinued operations under generally accepted accounting principles.
     Subsequent to June 30, 2005 we completed the sale of three of these properties, for gross aggregate sales price of $17.9 million. Each of the remaining properties continue to be listed with a broker with experience in the related industry and we believe the divestment assets will be sold in 2005.
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
     We are seeking to create an improved guest experience across our hotel portfolio. During the year ended December 31, 2004, we spent a total of $12.6 million on capital improvement programs, including $10.9 million on our hotels segment. During the first two quarters of 2005 we spent approximately $8.3 million on capital improvement programs, including $6.4 on our hotels segment. During the remainder of 2005, we expect to spend approximately $19.1 million on capital improvements with a focus on our hotels segment, primarily in guest contact areas.
Franchise and Management Contracts
     Through June 30, 2005 we entered into two franchise agreements, the Red Lion Hotel on the River – Jantzen Beach and the Red Lion Hotel in Tacoma. Also during the first quarter of 2005, our agreement with the Red Lion in Jackson, Wyoming expired. There were no changes in management contracts during the first six months of 2005.
Acquisitions
     There were no hotels acquired or other material operating acquisitions during the first six months of 2005.
Asset Dispositions
     There were no significant asset dispositions during the first six months of 2005. However, as noted above in our discussion of Assets Held for Sale, in July 2005 we closed on the sale of three hotel properties to unrelated third parties. In addition, in July 2005 we sold a 50% interest in Kalispell Center retail and hotel complex to an unrelated third party. We will continue to manage the retail component of the complex. We will lease back the WestCoast Kalispell Center Hotel, which will be re-branded the Red Lion Kalispell Hotel after undergoing $4.0 million in improvements to expand and renovate the hotel.
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
Contractual Obligations
     The following tables summarize our significant contractual obligations as of June 30, 2005 (in thousands):

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt	$152,762	$8,374	$10,352	$10,779	$123,257
Operating leases (1)	99,125	6,491	12,925	12,653	67,056
Debentures due WestCoast Hospitality Capital Trust (2)	47,423	—	—	—	47,423
Total contractual obligations (3)	$299,310	$14,865	$23,277	$23,432	$237,736

(1)	Operating lease amounts are net of estimated sub-lease income totaling $9.9 million annually.

(2)	The principal amount of the debentures due the Trust is due in full during February 2044.

(3)	We are not party to any significant long-term service or supply contracts with respect to our processes. We refrain from entering into any long-term purchase commitments in the ordinary course of business.
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
     Revenue is generally recognized as services are performed. Hotel revenues primarily represent room rental and food and beverage sales from owned and leased hotels and are recognized at the time of the hotel stay or sale of the restaurant services. Franchise and management fees represent fees received in connection with the franchise of our company’s brand names and management fees we earn from managing third-party owned hotels. Such fees are recognized as earned in accordance with the contractual terms of the franchise agreements.

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

New Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This Statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. In April 2005 the U.S. Securities and Exchange Commission (“SEC”) and the FASB delayed the mandatory adoption date of this standard. We will now adopt SFAS No. 123(R) on January 1, 2006, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using an option pricing model. We are evaluating the impact, if any, that these provisions of SFAS No. 123(R) may have on our consolidated financial statements but do not expect them to have a material impact.
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
     In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We are evaluating the impact, if any, that these provisions of SAB No. 107 may have on the consolidated financial statements but do not expect them to have a material impact.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 in 2006 to have a material impact on our results of operations or financial position.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The following tables summarize the financial instruments held by us at June 30, 2005 and December 31, 2004 which are sensitive to changes in interest rates, including those held as a component of liabilities of discontinued operations on our consolidated balance sheet. At June 30, 2005, approximately 2.0% of our debt was subject to changes in market interest rates and was sensitive to those changes. As of June 30, 2005 we had debt obligations of $200.2 million, of which 74.4%, or $148.8 million, were fixed rate debt securities secured primarily by individual properties. $47.4 million of the debt obligations are uncollateralized debentures due the Trust at a fixed rate, making a total of 98.0% of our debt fixed rate obligations.

     The following table presents principal cash flows for debt outstanding at June 30, 2005, including contractual obligations of business units identified as discontinued on our consolidated balance sheet, by maturity date (in thousands).
Outstanding Debt Obligations

	Through
	2005	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Note payable to bank (a)	$—	$—	$—	$—	$—	$—	$—	$—	$—

Long-term debt
Fixed Rate	$5,687	$4,038	$4,328	$4,623	$4,992	$4,442	$120,732	$148,842	$148,842
Variable Rate	$323	$689	$364	$1,968	$174	$191	$211	$3,920	$3,920
Debentures due WestCoast
Hospitality Capital Trust	$—	$—	$—	$—	$—	$—	$47,423	$47,423	$50,367

(a)	At June 30, 2005 there were no borrowings against our note payable to bank.
     The following table presents principal cash flows for debt outstanding at December 31, 2004, by maturity date (in thousands).
Outstanding Debt Obligations

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Note payable to bank (a)	$—	$—	$—	$—	$—	$—	$—	$—
Long-term debt
Fixed Rate	$7,921	$4,286	$4,598	$4,920	$5,294	$123,695	$150,714	$150,714
Variable Rate	$658	$704	$375	$1,926	$174	$403	$4,240	$4,240
Debentures due WestCoast
Hospitality Capital Trust	$—	$—	$—	$—	$—	$47,423	$47,423	$50,459

(a)	At December 31, 2004 there were no borrowings against our note payable to bank.
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
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of stockholders on May 19, 2005, the following actions were taken with the noted results:
Total Outstanding Common Stock: 13,082,469 Shares
          1. Election of Directors –

Name	Votes For	Pct.	Votes Withhold
Richard L. Barbieri	10,842,836	82.8%	1,823,016
Jon E. Eliassen	11,205,972	85.7%	1,459,910
Ryland P. “Skip” Davis	11,244,589	86.0%	1,421,263
          2. Ratification of Auditors for the Year Ended December 31, 2005 –

Name	Votes For	Pct.	Votes Against	Votes Abstained
BDO Seidman, LLP	12,274,064	93.8%	385,998	5,800
     No other matters were submitted to a vote of security holders during the second quarter of 2005.
Item 5. Other Information
None

Item 6. Exhibits
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

WestCoast Hospitality Corporation
Registrant

	Signature	Title	Date

By:	/s/ Anupam Narayan Anupam Narayan	Executive Vice President, Chief Investment Officer, and Chief Financial Officer (Principal Financial Officer)	August 10, 2005

By:	/s/ Anthony F. Dombrowik Anthony F. Dombrowik	Vice President, Corporate Controller	August 10, 2005
(Principal Accounting Officer)