Form 10-Q
period 2005-09-30
Red Lion Hotels CORP
filed 2005-11-10
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-13957
Red Lion Hotels Corporation
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1032187 (I.R.S. Employer Identification No.)

201 W. North River Drive, Suite 100, Spokane, Washington (Address of principal executive offices)	99201 (Zip Code)
(509)459-6100
(Registrant’s telephone number, including area code)
WESTCOAST HOSPITALITY CORPORATION
(Former name, changed since last report)
     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 7, 2005 there were 13,127,200 shares of the registrant’s common stock outstanding.

RED LION HOTELS CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Red Lion Hotels Corporation
Consolidated Balance Sheets (unaudited)
September 30, 2005 and December 31, 2004

	September 30,	December 31,
	2005	2004
	(In thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents	$27,327	$9,577
Restricted cash	8,863	4,092
Accounts receivable, net	10,053	8,464
Inventories	1,792	1,831
Prepaid expenses and other	2,147	3,286
Assets held for sale:
Assets of discontinued operations	42,567	61,757
Other assets held for sale	715	1,599

Total current assets	93,464	90,606

Property and equipment, net	229,080	223,132
Goodwill	28,042	28,042
Intangible assets, net	13,050	13,641
Other assets, net	8,727	9,191

Total assets	$372,363	$364,612

Liabilities:
Current liabilities:
Accounts payable	$4,128	$4,841
Accrued payroll and related benefits	5,068	4,597
Accrued interest payable	672	700
Advance deposits	250	188
Other accrued expenses	14,948	7,322
Long-term debt, due within one year	3,581	7,455
Liabilities of discontinued operations	14,058	22,879

Total current liabilities	42,705	47,982

Long-term debt, due after one year	127,145	125,756
Deferred income	7,958	8,524
Deferred income taxes	15,977	15,992
Minority interest in partnerships	9,044	2,548
Debentures due Red Lion Hotels Capital Trust	47,423	47,423

Total liabilities	250,252	248,225

Stockholders’ equity:
Preferred stock — 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock — 50,000,000 shares authorized; $0.01 par value; 13,127,200 and 13,064,626 shares issued and outstanding	131	131
Additional paid-in capital, common stock	84,825	84,467
Retained earnings	37,155	31,789

Total stockholders’ equity	122,111	116,387

Total liabilities and stockholders’ equity	$372,363	$364,612

Red Lion Hotels Corporation
Consolidated Statements of Operations (unaudited)
For the Three Months and Nine Months Ended September 30, 2005 and 2004

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Revenue:
Hotels	$43,021	$42,295	$112,786	$109,726
Franchise and management	810	699	2,228	2,021
Entertainment	1,828	2,533	7,246	7,951
Real estate	1,258	1,234	3,716	4,171
Other	298	296	931	870

Total revenues	47,215	47,057	126,907	124,739

Operating expenses:
Hotels	31,417	30,920	89,503	87,422
Franchise and management	145	360	408	823
Entertainment	1,607	2,349	6,396	6,998
Real estate	961	799	2,689	2,504
Other	248	195	709	607
Depreciation and amortization	2,950	2,657	8,671	7,733
Hotel facility and land lease	1,718	1,728	5,203	5,506
Gain on asset dispositions, net	(550)	(133)	(857)	(529)
Undistributed corporate expenses	1,058	672	3,061	2,305

Total expenses	39,554	39,547	115,783	113,369

Operating income	7,661	7,510	11,124	11,370

Other income (expense):
Interest expense	(3,607)	(3,661)	(10,806)	(10,164)
Minority interest in partnerships, net	(168)	(55)	(153)	(11)
Other income, net	374	226	459	480

Income from continuing operations before income taxes	4,260	4,020	624	1,675

Income tax expense	1,449	1,371	33	411

Net income from continuing operations	2,811	2,649	591	1,264

Discontinued operations:
Income from operations of discontinued business units, net of income tax expense of $685, $457, $1,137 and $372, respectivly	1,245	849	2,073	691
Net gain on disposal of discontinued business units, net of income tax expense of $1,487	2,702	—	2,702	—

Income from discontinued operations	3,947	849	4,775	691

Net income	6,758	3,498	5,366	1,955

Preferred stock dividend	—	—	—	(377)

Income applicable to common shareholders	$6,758	$3,498	$5,366	$1,578

The accompanying condensed notes are an integral part of the consolidated financial statements.

Red Lion Hotels Corporation
Consolidated Statements of Operations (unaudited), (continued)
For the Three Months and Nine Months Ended September 30, 2005 and 2004

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Earnings per common share:
Basic
Income applicable to common shareholders before discontinued operations	$0.22	$0.20	$0.05	$0.07
Income on discontinued operations	0.30	0.07	0.36	0.05

Income applicable to common shareholders	$0.52	$0.27	$0.41	$0.12

Diluted
Income applicable to common shareholders before discontinued operations	$0.22	$0.20	$0.05	$0.07
Income on discontinued operations	0.29	0.06	0.36	0.05

Income applicable to common shareholders	$0.51	$0.26	$0.41	$0.12

Weighted average shares — basic	13,120	13,059	13,096	13,043
Weighted average shares — diluted	13,445	13,345	13,317	13,330
The accompanying condensed notes are an integral part of the consolidated financial statements.

Red Lion Hotels Corporation
Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30, 2005 and 2004

	Nine months ended September 30,
	2005	2004
	(In thousands)
Operating activities:
Net income	$5,366	$1,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,774	9,574
Gain on disposition of property, equipment and other assets, net	(752)	(530)
Gain on disposition of discontinued operations, net	(4,189)	—
Deferred income tax provision	(15)	2,047
Minority interest in partnerships	153	(68)
Equity in investments	53	(89)
Compensation expense related to stock issuance	138	—
Provision for doubtful accounts	160	188
Change in current assets and liabilities:
Restricted cash	(2,105)	320
Accounts receivable	(1,920)	(1,635)
Inventories	80	103
Prepaid expenses and other	1,061	(742)
Accounts payable	(682)	(1,443)
Accrued payroll and related benefits	261	1,185
Accrued interest payable	(41)	25
Other accrued expenses and advance deposits	7,818	3,411

Net cash provided by operating activities	14,160	14,301

Investing activities:
Purchases of property and equipment	(13,615)	(19,069)
Proceeds from disposition of property and equipment	4,808	198
Proceeds from disposition of discontinued operations	14,938	—
Proceeds from disposition of investment	—	94
Investment in Red Lion Hotels Capital Trust	—	(1,423)
Advances to Red Lion Hotels Capital Trust	(20)	(2,116)
Distributions from equity investee	117	449
Proceeds from collections under note receivable	493	1,725
Other, net	82	30

Net cash provided by (used in) investing activities	6,803	(20,112)

The accompanying condensed notes are an integral part of the consolidated financial statements.

Red Lion Hotels Corporation
Consolidated Statements of Cash Flows (unaudited), (continued)
For the Nine Months Ended September 30, 2005 and 2004

	Nine months ended September 30,
	2005	2004
	(In thousands)
Financing activities:
Proceeds from note payable to bank	50	11,000
Repayment of note payable to bank	(50)	(11,000)
Proceeds from debenture issuance	—	47,423
Repurchase and retirement of preferred stock	—	(29,412)
Proceeds from long-term debt	3,875	83
Repayment of long-term debt	(7,164)	(3,335)
Proceeds from issuance of common stock under employee stock purchase plan	151	113
Preferred stock dividend payments	—	(1,011)
Proceeds from option exercises	69	140
Additions to deferred financing costs	(318)	(50)

Net cash provided by (used in) financing activities	(3,387)	13,951

Net cash in discontinued operations	174	(224)

Change in cash and cash equivalents:
Net increase in cash and cash equivalents	17,750	7,916
Cash and cash equivalents at beginning of period	9,577	7,884

Cash and cash equivalents at end of period	$27,327	$15,800

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$11,904	$11,427
Income taxes	$13	$16

Non-cash investing and financing activities:
Sale of equipment under note receivable	$37	$—
Note receivable on disposition of discontinued operations	$300	$—
Preferred stock dividends accrued	$—	$377
Options converted to property and equipment	$—	$10,128
Debt assumed on acquisition of property and equipment	$—	$7,942
The accompanying condensed notes are an integral part of the consolidated financial statements.

Red Lion Hotels Corporation
Condensed Notes to Consolidated Financial Statements
1. Organization
     Red Lion Hotels Corporation (“Red Lion” or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, management, development and franchising of mid-scale and upper mid-scale, full service hotels under its Red Lion brand. Effective September 19, 2005 the Company changed its name from WestCoast Hospitality Corporation to Red Lion Hotels Corporation.
     As of September 30, 2005, the hotel system contained 66 hotels located in 11 states and one Canadian province, with more than 11,600 rooms and 564,000 square feet of meeting space. The Company managed 39 of these hotels, consisting of 23 owned hotels, 13 leased hotels and three third-party owned hotels. The remaining 27 hotels were owned and operated by third-party franchisees.
     The Company is also engaged in entertainment and real estate operations. Through the entertainment division, which includes TicketsWest.com, Inc., the Company engages in event ticket distribution and promotion and presents a variety of entertainment productions. The real estate division engages in the traditional real estate related services that the Company has pursued since its predecessor was originally founded in 1937, including developing, managing and acting as a broker for sales and leases of commercial and multi-unit residential properties.
     The Company was incorporated in the State of Washington on April 25, 1978. The financial statements encompass the accounts of Red Lion Hotels Corporation and all of its consolidated subsidiaries, including its 100% ownership of Red Lion Hotels Holdings, Inc., and Red Lion Hotels Franchising, Inc., and its approximately 98% ownership of Red Lion Hotels Limited Partnership (“RLHLP”). The financial statements also include an equity method investment in a 19.9% owned real estate venture, and certain cost method investments in various entities included as other assets, over which the Company does not exercise significant influence.
In July 2005 the Company sold a 50% interest in a retail and hotel complex, but continues to consolidate this operation for financial statement purposes. Through October 2004 the Company maintained a 50% interest in another real estate limited partnership. In November 2004, the Company acquired the remaining 50% ownership from the partner. Lastly, during 2004 the Company created a trust, of which it owns a 3% interest. This entity is treated as an equity method investment and is considered a variable interest entity under FIN-46(R) “Consolidation of Variable Interest Entities,” as revised.
All significant inter-company transactions and accounts have been eliminated upon consolidation.
2. Basis of Presentation
     The unaudited consolidated financial statements included herein have been prepared by Red Lion pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. The balance sheet as of December 31, 2004 has been compiled from the audited balance sheet as of such date. The Company believes that the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2004 previously filed with the SEC on Form 10-K.
     In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at September 30, 2005 and the consolidated results of operations and cash flows for the three and nine month periods ended September 30, 2005 and 2004. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.
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
     During the third quarter of 2005, we completed the sale of six of the hotels, with gross aggregate proceeds of $25.4 million. The resulting gain on disposition of discontinued operations was $5.6 million. In addition, during the third quarter of 2005 we recorded an impairment of $1.4 million on one remaining hotel property, as we are proceeding to close the sale of this property at a price below the net carrying value of the assets. The net tax impact of these transactions was $1.5 million of expense. The net overall impact of these transactions was a net gain of $2.7 million. Each of the remaining properties continue to be listed with a broker with experience in the hotel industry.
     A summary of the assets and liabilities of discontinued operations is as follows (in thousands):

	September 30, 2005			December 31, 2004
	Hotel	Office		Hotel	Office
	Properties	Building	Combined	Properties	Building	Combined

Cash and cash equivalents	$126	$34	$160	$326	$8	$334
Restricted cash	—	—	—	166	—	166
Accounts receivable, net	906	13	919	699	145	844
Inventories	234	—	234	305	—	305
Prepaid expenses and other	302	37	339	251	17	268
Property and equipment, net	26,447	13,071	39,518	45,033	13,032	58,065
Other assets, net	178	1,219	1,397	379	1,396	1,775

Assets of discontinued operations	$28,193	$14,374	$42,567	$47,159	$14,598	$61,757

Accounts payable	$214	$38	$252	$174	$47	$221
Accrued payroll and related benefits	194	—	194	404	2	406
Accrued interest payable	8	64	72	44	68	112
Advanced deposits	17	—	17	15	—	15
Other accrued expenses	434	76	510	318	64	382
Long-term debt	2,459	10,554	13,013	10,862	10,881	21,743

Liabilities of discontinued operations	$3,326	$10,732	$14,058	$11,817	$11,062	$22,879

A summary of the results of operations for the discontinued operations is as follows in thousands):

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Hotel	Office		Hotel	Office
	Properties	Building	Combined	Properties	Building	Combined
Revenues	$6,789	$815	$7,604	$8,021	$910	$8,931
Operating expenses	(5,068)	(296)	(5,364)	(6,099)	(471)	(6,570)
Depreciation and amortization	(8)	(27)	(35)	(461)	(165)	(626)
Gain on asset dispositions	5,613	—	5,613	1	—	1
Impairment loss	(1,424)	—	(1,424)	—	—	—
Interest expense	(82)	(193)	(275)	(221)	(200)	(421)
Other expense, net	—	—	—	(12)	—	(12)
Minority interest in partnerships	—	—	—	3	—	3
Income tax expense	(2,066)	(106)	(2,172)	(431)	(26)	(457)

Net income	$3,754	$193	$3,947	$801	$48	$849

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Hotel	Office		Hotel	Office
	Properties	Building	Combined	Properties	Building	Combined
Revenues	$17,705	$2,444	$20,149	$19,157	$2,657	$21,814
Operating expenses	(14,887)	(936)	(15,823)	(16,421)	(1,269)	(17,690)
Depreciation and amortization	(23)	(80)	(103)	(1,353)	(488)	(1,841)
Gain on asset dispositions	5,625	—	5,625	1	—	1
Impairment loss	(1,424)	—	(1,424)	—	—	—
Interest expense	(439)	(586)	(1,025)	(681)	(607)	(1,288)
Other expense, net	—	—	—	(12)	—	(12)
Minority interest in partnerships	—	—	—	79	—	79
Income tax expense	(2,326)	(298)	(2,624)	(270)	(102)	(372)

Net income	$4,231	$544	$4,775	$500	$191	$691

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
     At September 30, 2005 there were no amounts outstanding under this credit agreement.

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
     In June 2005, the Company extended the due date on an existing term loan with a bank secured by a hotel having a principal balance of $3.8 million by three months in order to facilitate a refinance of the balance with another lender. In October 2005 that debt was refinanced and at September 30, 2005, amounts due beyond one year under the new loan totaling $3.6 million are included as a long-term liability.
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
Continuing Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Hotels	$43,021	$42,295	$112,786	$109,726
Franchise and management	810	699	2,228	2,021
Entertainment	1,828	2,533	7,246	7,951
Real estate	1,258	1,234	3,716	4,171
Other	298	296	931	870

	$47,215	$47,057	$126,907	$124,739

Operating income:
Hotels	$7,707	$7,517	$11,542	$10,773
Franchise and management	472	150	1,244	628
Entertainment	109	86	513	664
Real estate	431	257	943	1,130
Other	(1,058)	(500)	(3,118)	(1,825)

	$7,661	$7,510	$11,124	$11,370

Discontinued Operations

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Hotels	$6,789	$8,021	$17,705	$19,157
Real estate	815	910	2,444	2,657

	$7,604	$8,931	$20,149	$21,814

Operating income:
Hotels	$5,902	$1,462	$6,996	$1,384
Real estate	492	274	1,428	900

	$6,394	$1,736	$8,424	$2,284

7. Earnings Per Common Share
     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations for the three months and nine months ended September 30, 2005 and 2004 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator
Basic:
Net income from continuing operations	$2,811	$2,649	$591	$1,264
Preferred stock dividend	—	—	—	(377)

Income applicable to common shareholders before discontinued operations	2,811	2,649	591	887
Income on discontinued operations	3,947	849	4,775	691

Income applicable to common shareholders	$6,758	$3,498	$5,366	$1,578

Diluted:
Net income from continuing operations	$2,811	$2,649	$591	$1,264
OP Unit effect	57	—	46	—
Preferred stock dividend	—	—	—	(377)

Income applicable to common shareholders before discontinued operations	2,868	2,649	637	887
Income on discontinued operations	3,947	849	4,775	691

Income applicable to common shareholders	$6,815	$3,498	$5,412	$1,578

Denominator:
Weighted average shares — basic	13,120	13,059	13,096	13,043

Weighted average shares — diluted	13,445	13,345	13,317	13,330

Earnings per common share:
Basic —
Income applicable to common shareholders before discontinued operations	$0.22	$0.20	$0.05	$0.07
Income on discontinued operations	0.30	0.07	0.36	0.05

Income applicable to common shareholders	$0.52	$0.27	$0.41	$0.12

Earnings per common share:
Diluted —
Income applicable to common shareholders
before discontinued operations	$0.22	$0.20	$0.05	$0.07
Income on discontinued operations	0.29	0.06	0.36	0.05

Income applicable to common shareholders	$0.51	$0.26	$0.41	$0.12

     For the three months ended September 30, 2005, there were 39,113 outstanding options to purchase common shares that were considered dilutive, out of the 1,018,895 options outstanding as of that date. For the three months ended September 30, 2004, none of the 593,033 outstanding options to purchase common shares were considered dilutive. In addition, the 286,161 convertible operating partnership (“OP”) units were considered dilutive and were therefore included in the calculation of diluted weighted average shares for both those same periods.
     For the nine months ended September 30, 2005, there were 28,606 outstanding options to purchase common shares that were considered dilutive, out of the 1,018,895 options outstanding as of that date. For the nine months ended September 30, 2004, 752 of the 593,033 outstanding options to purchase common shares were considered dilutive. In addition, the 286,161 convertible OP units were considered dilutive and were therefore included in the calculation of diluted weighted average shares for both those same periods.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Reported net income to common shareholders	$6,758	$3,498	$5,366	$1,578
Add back: stock-based employee compensation expense, net of related tax effects	92	—	98	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(151)	(36)	(276)	(120)

Pro Forma	$6,699	$3,462	$5,188	$1,458

Basic earnings per share:
Reported net income	$0.52	$0.27	$0.41	$0.12
Stock-based employee compensation, fair value	—	—	(0.01)	(0.01)

Pro Forma	$0.52	$0.27	$0.40	$0.11

Diluted earnings per share:
Reported net income	$0.51	$0.26	$0.41	$0.12
Stock-based employee compensation, fair value	—	—	(0.01)	(0.01)

Pro Forma	$0.51	$0.26	$0.40	$0.11

     During the first nine months of 2005, a total of 31,118 options to purchase common shares were exercised by employees or directors under the terms of their option agreements.

9. Real Estate Transaction
     In July 2005, the Company closed the sale of a 50% interest in its Kalispell Center retail and hotel complex to an unrelated third party for $6.3 million, resulting in a net gain of $293,000. The Company continues to manage the retail component of the complex. The Company also is leasing back the WestCoast Kalispell Center Hotel, which will be re-branded the Red Lion Kalispell Hotel after undergoing improvements to expand and renovate the hotel. For financial statement purposes, the Company continues to consolidate the Kalispell Center retail and hotel complex.
10. Recent Accounting Pronouncements
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
     In this report, “we,” “us,” “our,” “our company” and “the company” refer to Red Lion Hotels Corporation and, as the context requires, its wholly and partially owned subsidiaries, and “Red Lion” refers to Red Lion Hotels Corporation. The term “the system” or “system of hotels” refers to our entire group of owned, leased, managed and franchised hotels.
     The following discussion and analysis should be read in connection with our consolidated financial statements and the condensed notes thereto and the other financial information included elsewhere in this quarterly report.
Overview
     Notes: Effective April 1, 2005, the company re-organized the presentation of what it considers its operating segments under the provisions of FASB Statement No. 131 “Disclosures about Segments of an Enterprise and Related Information.” The new presentation is reflected in the accompanying financial statements, notes thereto, and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. All comparative periods have been reclassified to conform to the current presentation.
     Also, effective September 19, 2005 the company changed its name as specified in its corporate charter in the State of Washington from WestCoast Hospitality Corporation to Red Lion Hotels Corporation.
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
Operating Results and Statistics
     A summary of our consolidated results, balance sheet data and hotel statistics for the three months and nine months ended September 30, 2005 and 2004 is as follows (in thousands, except hotel statistics and earnings per share data):

	Three Months Ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Consolidated statement of operation data:
Hotels revenue (1)	$43,021	$42,295	$112,786	$109,726
Hotels direct expense (1)	31,417	30,920	89,503	87,422

Direct margin	$11,604	$11,375	$23,283	$22,304

Direct margin %	27.0%	26.9%	20.6%	20.3%

Franchise and management revenue	$810	$699	$2,228	$2,021
Franchise and management direct expense	145	360	408	823

Direct margin	$665	$339	$1,820	$1,198

Direct margin %	82.1%	48.5%	81.7%	59.3%

Entertainment revenue	$1,828	$2,533	$7,246	$7,951
Entertainment direct expense	1,607	2,349	6,396	6,998

Direct margin	$221	$184	$850	$953

Direct margin %	12.1%	7.3%	11.7%	12.0%

Real estate (1)	$1,258	$1,234	$3,716	$4,171
Real estate direct expense (1)	961	799	2,689	2,504

Direct margin	$297	$435	$1,027	$1,667

Direct margin %	23.6%	35.3%	27.6%	40.0%

Total revenues	$47,215	$47,057	$126,907	$124,739
Total expenses	$39,554	$39,547	$115,783	$113,369
Operating income	$7,661	$7,510	$11,124	$11,370
Undistributed corporate expenses	$1,058	$672	$3,061	$2,305
Interest expense	$3,607	$3,661	$10,806	$10,164
Income tax expense	$1,449	$1,371	$33	$411
Net income	$6,758	$3,498	$5,366	$1,955
Preferred stock dividend	$—	$—	$—	$(377)
Income applicable to common shareholders	$6,758	$3,498	$5,366	$1,578
Earnings per common share — basic	$0.52	$0.27	$0.41	$0.12
Earnings per common share — diluted	$0.51	$0.26	$0.41	$0.12
Weighted average shares outstanding — basic	13,120	13,059	13,096	13,043
Weighted average shares outstanding — diluted	13,445	13,345	13,317	13,330

(1)	Represents results of continuing operations.

	Three Months Ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Common size operations data:
Revenues:
Hotels	91.1%	89.9%	88.9%	88.0%
Franchise and management	1.7%	1.5%	1.8%	1.6%
Entertainment	3.9%	5.4%	5.7%	6.4%
Real estate	2.7%	2.6%	2.9%	3.3%
Other	0.6%	0.6%	0.7%	0.7%

Total revenues	100.0%	100.0%	100.0%	100.0%

Total expenses	83.8%	84.0%	91.2%	90.9%
Operating income	16.2%	16.0%	8.8%	9.1%
Undistributed corporate expenses	2.2%	1.4%	2.4%	1.8%
Interest expense	7.6%	7.8%	8.5%	8.1%
Income tax expense	3.1%	2.9%	0.0%	0.3%
Net income	14.3%	7.4%	4.2%	1.6%
Income applicable to common shareholders	14.3%	7.4%	4.2%	1.3%

Other operating data:
EBITDA	$17,428	$12,690	$28,638	$23,764
EBITDA from continuing operations	$10,817	$10,338	$20,101	$19,572
Net cash provided by operating activities	$6,013	$10,434	$14,160	$14,301
Net cash provided by (used in) investing activities	$14,380	$(3,667)	$6,803	$(20,112)
Net cash provided by (used in) financing activities	$(1,029)	$(1,086)	$(3,387)	$13,951

System Wide Hotel statistics:
Average occupancy	70.8%	70.3%	62.8%	61.1%
ADR	$78.92	$75.39	$74.49	$72.36
RevPAR	$55.90	$52.97	$46.78	$44.19

	September 30,	December 31,
	2005	2004
Consolidated balance sheet data:
Working capital (1)	$22,250	$3,746
Property and equipment, net	$229,080	$223,132
Total assets	$372,363	$364,612
Total long-term debt	$130,726	$133,211
Debentures due Red Lion Hotels Capital Trust	$47,423	$47,423
Total liabilities	$250,252	$248,225
Total stockholders’ equity	$122,111	$116,387

(1)	Represents current assets before assets of discontinued operations less current liabilities before liabilities of discontinued operations.
     Key hotel segment revenue data from continuing operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Hotels segment revenues:
Room revenues	$30,882	$29,620	$76,023	$71,850
Food and beverage revenues	10,961	11,313	33,514	34,226
Amenities and other department revenues	1,178	1,362	3,249	3,650

Total hotels segment revenues	$43,021	$42,295	$112,786	$109,726

     System wide performance statistics are as follows:

	Three months ended September 30, 2005			Three months ended September 30, 2004
	Average			Average
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR

Owned or Leased Hotels:
Continuing Operations	73.0%	$79.47	$57.99	73.3%	$75.90	$55.64
Discontinued Operations	63.8%	69.20	44.16	59.8%	65.63	39.28

	71.6%	78.13	55.96	71.3%	74.64	53.24

Combined System Wide	70.8%	$78.92	$55.90	70.3%	$75.39	$52.97

Red Lion Hotels (Owned, Leased, Managed and Franchised)	70.6%	$77.81	$54.96	70.8%	$74.51	$52.72

	Nine months ended September 30, 2005			Nine months ended September 30, 2004
	Average			Average
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR

Owned or Leased Hotels:
Continuing Operations	64.8%	$74.35	$48.16	62.8%	$72.20	$45.35
Discontinued Operations	48.2%	65.23	31.47	46.7%	62.95	29.39

	62.3%	73.32	45.71	60.5%	71.15	43.01

Combined System Wide	62.8%	$74.49	$46.78	61.1%	$72.36	$44.19

Red Lion Hotels (Owned, Leased, Managed and Franchised)	63.6%	$73.31	$46.62	61.9%	$71.46	$44.26

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
     The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income (loss) for the periods presented: (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

EBITDA from continuing operations	$10,817	$10,338	$20,101	$19,572
Income tax expense — continuing operations	(1,449)	(1,371)	(33)	(411)
Interest expense — continuing operations	(3,607)	(3,661)	(10,806)	(10,164)
Depreciation and amortization — continuing operations	(2,950)	(2,657)	(8,671)	(7,733)

Net income from continuing operations	2,811	2,649	591	1,264
Income on discontinued operations	3,947	849	4,775	691

Net income	$6,758	$3,498	$5,366	$1,955

EBITDA	$17,248	$12,690	$28,638	$23,764
Income tax expense	(3,621)	(1,827)	(2,662)	(783)
Interest expense	(3,884)	(4,082)	(11,836)	(11,452)
Depreciation and amortization	(2,985)	(3,283)	(8,774)	(9,574)

Net income	$6,758	$3,498	$5,366	$1,955

Results of Operations
The Three Months Ended September 30, 2005 Compared with the Three Months Ended September 30, 2004
Revenues
     Hotel revenues from continuing operations for the three months ended September 30, 2005 increased 1.7% or $726 thousand, to $43.0 million compared to $42.3 million for the three months ended September 30, 2004. The increase was primarily due to growth of about $1.3 million in room revenue between comparable periods, or 4.3%. RevPAR increased 4.2% to $57.99. ADR was up 4.7% to $79.47 in the third quarter of 2005 as compared to the third quarter of 2004. Average occupancy for owned and leased hotels that are part of continuing operations is down 0.3 percentage points. The growth in room revenues was driven by an increase in transient and contract business, while convention, group, and promotional business decreased. These increases are partially offset by declines of $352 thousand in food and beverage revenue as compared to the third quarter of 2004, primarily due to a decrease in banquet revenue related to the decrease in convention group business. Incidental revenues from guest amenities and other sources of revenue for the hotel segment are down $184 thousand between comparative quarters.
     Many of our hotels continue to show increases in occupancy and ADR, which is driving strong profit growth for our rooms departments and strength in our hotels overall. As we invest $40.0 million to renovate our Red Lion hotels, we expect positive impacts from these upgrades. We have completed renovations including new plush pillow top mattresses and upgraded linen and pillow packages and have begun room renovations in several hotels including floor coverings, case goods, bathroom upgrades and shower heads. Guest reaction to renovations in the hotels has been positive and the aggregate ADR for those properties under renovation has increased.
     During the second quarter of 2005 we completed installation of the new MICROS Opera Property Management System in 15 of our Red Lion hotels. During the third quarter of 2005 we began to see the benefits of this system. This system shares a single database with the company’s central reservations system allowing for improvement of delivered rates and availability. These property management systems and our redesigned websites further enhance our ability to manage reservations generated through electronic channels and help position us to take advantage of internet travel bookings.
     The first six months of 2005 have been a period of strong growth in the hotels segment and during the third quarter of 2005 we continued to experience strong demand in several of our continuing markets. These results appear consistent with the overall national trends in the lodging industry.
     Our strategy has been to initially increase occupancy through strategic marketing and investment in our properties, and then to increase rate as demand increases for our rooms. For six consecutive quarters through June 2005, we increased occupancy. We built on this demand by increasing the average daily rate during the first three quarters of 2005 in the majority of our markets. We believe that the combined effect of this strategy is that RevPAR has increased at a faster rate than many of our direct competitors over the past year.
     Our brand strengthening initiatives, marketing efforts and technological upgrades are achieving desired results. We continue to receive a higher percentage of our reservations through electronic distribution systems that include our own branded websites and third-party Internet channels (alternative distributions system or ADS). Our central reservations and distribution management technology allows us to manage the yield on these ADS channels on a real-time, hotel-by-hotel basis. We have merchant model agreements with leading ADS providers, which typically entitle the provider to keep a fixed percentage of the price paid by the customer for each room booked. This allows us to maximize the yield of a typically lower rated market segment. Our focus on driving customers to our branded website has made it one of our fastest growing sources of online reservations during the third quarter of 2005, allowing us to further maximize our yield on those types of bookings. Our success reflects our management of these distribution channels and our merchant model agreements.

     Through 2004 and into 2005 we continued to increase bookings as a result of our focus on direct sales, the “Stay Comfortable” advertising campaign and the “We Promise or We Pay” branded website booking initiative. The “We Promise or We Pay” initiative is designed to encourage guests to book on our branded website, redlion.com. Through this initiative, we guarantee to our guests that our branded websites will provide the lowest rate available compared to non-opaque ADS channels.
     In 2004, we initiated our capital improvement program which significantly improved room amenities with new pillow-top beds and an upgraded pillows and linens package. We also launched a marketing campaign designed specifically to increase awareness of the Net4Guests and room amenity upgrade programs known as “Stay Comfortable.” Net4Guests provides hotel guests and GuestAwards frequency program members access to free high speed wireless internet. We continued the Stay Comfortable program through the first three quarters of 2005.
     Revenue from the franchise and management segment is up $111 thousand, related primarily to the addition of two franchise contracts in place during the comparative periods and increases in RevPAR at franchised hotels. Entertainment segment revenue decreased $705 thousand or 27.8% between comparative quarters. This decrease is primarily the result of not having any WestCoast Entertainment shows scheduled during the third quarter of 2005 while four such shows were presented in the third quarter of 2004, offset by increased ticketing distribution fees in our Oregon/Western Washington region. Revenue from our real estate segment is up $24 thousand, with activity similar to that of the third quarter of 2004.
Operating Expenses
     In aggregate, operating expenses for both the quarters ended September 30, 2005 and 2004 were approximately $39.6 million. This compares to a 0.3% increase in total revenues between comparative periods. Operating expenses include direct operating expenses for each of the operating segments, hotel facility and land lease expense, depreciation, amortization, gain or loss on asset dispositions, conversion expenses, if any, and undistributed corporate expenses. Resulting operating income was $7.7 million for the three months ended September 30, 2005 as compared to $7.5 million for the three months ended September 30, 2004.
     Direct hotel expenses increased $497 thousand or 1.6% between comparative quarters. The direct margin for the hotels was 27.0% for the third quarter of 2005 compared to 26.9% in the third quarter of 2004. Increased revenue and higher margin resulted in a 2.0% increase in the hotels’ profitability. Room expenses accounted for approximately $380 thousand of the increase in direct hotel expenses, this is proportionate with increases in in rooms revenue.
     Direct costs for the franchise and management segment decreased $215 thousand, related to lower labor, travel and advertising costs in 2005. The entertainment segment direct costs decreased $742 thousand related to the comparative number of WestCoast Entertainment shows presented as discussed above. Real estate segment direct expenses from continuing operations were up $162 thousand primarily related to an increase in payroll and operating costs at the owned commercial facilities that are still a part of continuing operations.
     Facility and land lease expense was relatively flat between comparable periods. Depreciation and amortization increased $293 thousand or 11.0% between the third quarter of 2005 and the third quarter of 2004. The increase is primarily related to increased capital investment. For the quarter ended September 30, 2005 the net gain on asset dispositions includes a $293 thousand gain on the previously announced sale of a 50% interest in the Kalispell Hotel and Mall property to an unrelated third party and $79 thousand of gains related to the sale of our Idaho condominium units held for sale. Both the quarters ended September 30, 2005 and 2004, include gains related to the recognition of deferred gains over time on both a previously sold office building and a hotel.
     Undistributed corporate expenses for the three months ended September 30, 2005 were $1.1 million compared to $672 thousand for the three months ended September 30, 2004. The increase of $386 thousand was primarily due to costs associated with directors’ compensation plan and higher payroll costs.

Undistributed corporate expenses include general and administrative charges such as corporate payroll, legal expenses, contributions, directors and officers insurance, bank service charges, outside accountants and consultant expenses, and investor relations charges. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not distributed to those segments. In contrast, costs more directly related to our business segments such as accounting, human resources and information technology expenses are distributed out to operating segments and are included in direct expenses.
Interest Expense
     Interest expense for the three months ended September 30, 2005 was $3.6 million compared to $3.7 million for the three months ended September 30, 2004. The average pre-tax interest rate on debt during both the third quarter of 2005 and 2004 was 7.9%. We had no borrowings during either comparative period on our revolving credit facility.
Income Taxes
     Income tax expense on continuing operations for the third quarter of 2005 and 2004 was $1.4 million, or approximately 34% of pre-tax net income. The experience rate on pre-tax net income differs from the statutory combined federal and state tax rates primarily due to the utilization of certain incentive tax credits allowed under federal law.
Discontinued Operations
     In connection with the November 2004 announcement of plans to invest $40.0 million to improve comfort, freshen décor and upgrade technology at our hotels, we implemented a plan to divest 11 non-strategic owned hotels, one real estate office building and certain other non-core properties including five condominium units and three parcels of excess land. (collectively these assets are referred to herein as “the divestment properties”). Each of the divestment properties is classified as an asset held for sale. In addition, the activities of those 11 hotels and the real estate office building are considered discontinued operations under generally accepted accounting principles. Therefore, no depreciation expense is recorded on these properties.
We completed the sale of six of the 11 hotels during the third quarter of 2005, with gross aggregate proceeds of $25.4 million, resulting in a gain on disposition of discontinued operations of $5.6 million. In addition, during the third quarter of 2005 we recorded an impairment of $1.4 million on one remaining hotel property as we are proceeding to close the sale of this property at a price below the net carrying value of the assets. The net tax impact of these transactions was $1.5 million of expense. The net overall impact of these transactions was a net gain of $2.7 million.
          The net effect on consolidated earnings of the operating activities of the discontinued operations was $1.2 million for the three months ended September 30, 2005, including income tax expense. This includes $1.6 million of aggregate net income from the 11 hotels and $299 thousand of income from the office building, offset by $685 thousand in tax expense. This compares to the three months ended September 30, 2004 for which the discontinued operations had a net impact on consolidated earnings of an $849 thousand net income net of tax expense. The 2004 results include the aggregate activity of the 11 hotels of $1.2 million in net income and $74 thousand in net income from the office building, offset by $457 thousand in income tax expense.
Net Income and Income Applicable to Common Shareholders
     The net income increased $3.3 million between comparable quarters. The higher income was the result of three components. First, the $2.7 million of net gain, net of income taxes, on the disposal of discontinued operations. Second, a $162 thousand increase in income from continuing operations based primarily upon better performance in the hotels segment, and for the other reasons described above. Lastly, operations classified as discontinued reflected better net performance by $396 thousand.

Earnings Per Share
     The diluted earnings per share for the three months ended September 30, 2005 was $0.51 compared to earnings of $0.26 per share for the three months ended September 30, 2004. The net income applicable to common shareholders increased $3.3 million as described above, while the number of weighted average common shares outstanding in both periods remained relatively consistent.
The Nine Months Ended September 30, 2005 Compared with the Nine Months Ended September 30, 2004
Revenues
     Hotel segment revenues from continuing operations for the nine months ended September 30, 2005 increased 2.8% or $3.1 million, to $112.8 million compared to $109.7 million for the nine months ended September 30, 2004. The increase was primarily due to growth of about $4.2 million in room revenue between comparable periods, or 6.0%. Average occupancy for owned and leased hotels that are part of continuing operations is up 2.0 percentage points in the first nine months of 2005 as compared to the first nine months of 2004. In addition, ADR was up 3.0% to $74.35. The resulting $48.16 RevPAR from owned and leased hotels that are part of 2005 continuing operations was 6.2% higher than RevPAR of $45.35 in the first nine months of 2004. These increases are partially offset by declines of $712 thousand in food and beverage revenue as compared to the first nine months of 2004, primarily due to the leasing out of one of our hotel restaurants and lower banquet revenues. Incidental revenues from guest amenities and other sources of revenue for the hotel segment are down $401 thousand between comparative periods.
     As noted above, the hotels continue to show increases in occupancy and increases in ADR which are driving strong profit growth for our rooms departments and strength in our hotels overall. As we invest $40.0 million to renovate our Red Lion hotels, we expect positive impacts from these upgrades. We have completed renovations including new plush pillow top mattresses and upgraded linen and pillow packages and have begun room renovations in several hotels including floor coverings, case goods, bathroom upgrades and shower heads. Guest reaction to renovations in the hotels has been positive and the aggregate ADR for those properties under renovation has increased.
     During the second quarter of 2005 we completed installation of the new MICROS Opera Property Management System in 15 of our Red Lion hotels. During the third quarter of 2005 we began to see the benefits of this system. This system shares a single database with the company’s central reservations system allowing for improvement of delivered rates and availability. These property management systems and our redesigned websites further enhance our ability to manage reservations generated through electronic channels and help position us to take advantage of internet travel bookings.
     The first six months of 2005 have been a period of strong growth in the hotels segment and during the third quarter of 2005 we continued to experience strong demand in several of our markets. These results appear consistent with the overall national trends in the lodging industry.
     Our strategy has been to initially increase occupancy through strategic marketing and investment in our properties, and then to increase rate as demand increases for our rooms. For six consecutive quarters through June 2005, we increased occupancy. We built on this demand by increasing the average daily rate during the first three quarters of 2005 in the majority of our markets. We believe that the combined effect of this strategy is that RevPAR has increased at a faster rate than many of our direct competitors over the past year.
     Our brand strengthening initiatives, marketing efforts and technological upgrades are achieving desired results. We continue to receive a higher percentage of our reservations through electronic distribution systems that include our own branded websites and third-party Internet channels (alternative distributions system or ADS). Our central reservations and distribution management technology allows us to manage the yield on these ADS channels on a real-time, hotel-by-hotel basis. We have merchant model agreements with leading ADS providers, which typically entitle the provider to keep a fixed percentage of the price paid by the customer for each room booked. This allows us to maximize the yield of a typically lower rated market segment. Our focus on driving customers to our branded website has made it one of our fastest growing sources of online reservations during the third quarter of 2005, allowing us to further maximize our yield on those types of bookings. Our success reflects our management of these distribution channels and our merchant model agreements.
     Through 2004 and into 2005 we continued to increase bookings as a result of our focus on direct sales, the “Stay Comfortable” advertising campaign and the “We Promise or We Pay” branded website booking initiative. The “We Promise or We Pay” initiative is designed to encourage guests to book on our branded website, redlion.com. Through this initiative, we guarantee to our guests that our branded websites will provide the lowest rate available compared to non-opaque ADS channels.
     In 2004, we initiated our capital improvement program which significantly improved room amenities with new pillow-top beds and an upgraded pillows and linens package. We also launched a marketing campaign designed specifically to increase awareness of the Net4Guests and room amenity upgrade programs known as “Stay Comfortable.” Net4Guests provides hotel guests and GuestAwards frequency program members access to free high speed wireless internet. We continued the Stay Comfortable program through the first three quarters of 2005.
     Revenue from the franchise and management segment is up $207 thousand, related primarily to two additional franchise agreements in place during the second quarter of 2005, partially offset by one less management contract in place during the comparative periods and franchise termination fees received in 2005. Entertainment segment revenue is down 8.9% for the comparative periods. The first quarter of 2005 showed a decrease compared to the same quarter in 2004 in both ticketing distribution fees and entertainment show revenues, however strong performance in both areas during the second quarter of 2005 compared to the same period in 2004 resulting in the equalization. In the third quarter 2005 there were no WestCoast Entertainment shows scheduled compared to four shows presented during the third quarter in 2004 which accounted for $854 thousand of decrease revenues, where ticketing revenue increased $527 thousand for the comparative period. Revenue from our real estate segment is down $455 thousand, due to lower commission fees (primarily in the first quarter of 2005), lower development fees between comparative periods, and lower real estate management fees for low income housing projects during 2005.
Operating Expenses
     In aggregate, operating expenses for the nine months ended September 30, 2005 increased $2.4 million or 2.1% to $115.8 million from $113.3 million for the same period in 2004. This compares to a 1.7% increase in total revenues between comparative periods. Operating expenses include direct operating expenses for each of the operating segments, hotel facility and land lease expense, depreciation, amortization, gain or loss on asset dispositions, conversion expenses, if any, and undistributed corporate expenses. Resulting operating income was $11.1 million for the nine months ended September 30, 2005 as compared to $11.3 million for the nine months ended September 30, 2004.
Direct hotel expenses increased $2.1 million or 2.4% between comparative periods. The direct margin for the hotels grew from 20.3% of hotel revenues for the first nine months of 2004 to 20.6% of revenues in the first nine months of 2005. The increased revenue and higher margin resulted in a 4.4%, or $979 thousand, increase in hotel profitability. Hotel room related costs accounted for approximately $1.3 million of the increase in direct hotel expenses, commensurate with the increase in the number of occupied rooms. Food and beverage costs were down $167 thousand, in step with the decrease in revenues and lower food costs. The remainder of the increase in direct hotels segment costs resulted from increased sales related costs, including marketing charges and compensation related to revenue performance, increased utility costs, benefits expense related to the company’s health care plan and other administrative costs directly related to the hotels.
Direct costs for the franchise and management segment decreased $415 thousand, related to lower labor, travel and advertising costs in 2005. The entertainment segment direct costs decreased $602 thousand during the first nine months of 2005. Costs related to show expenses for WestCoast Entertainment accounted for a decrease of $1.2 million of expense due the number of shows presented as discussed earlier, however ticketing related expenses increased $331 thousand for the comparative period. Real estate segment direct expenses from continuing operations increased 7.4% primarily related to payroll and operational costs for the company’s commercial properties.
     Facility and land lease expense was lower between comparable periods due to the reduced lease expense from having purchased a previously leased property. Depreciation and amortization increased $938 thousand or 12.1% between the first nine months of 2005 and the first nine months of 2004. The increase is primarily related to our capital improvement plan. For both the nine month periods ended September 30, 2005 and 2004, the net gain recognized on asset disposals included the recognition of deferred gains over time on both a previously sold office building and a hotel. A gain of $293 thousand was recorded for the sale of 50% interest in our Kalispell Center and Mall to an unrelated third party and a $79 thousand gain related to the sale of four condominiums during the third quarter of 2005. During the current year, gains were partially offset by a small loss on certain personal property disposed of as part of the company’s reinvestment plan.
     Undistributed corporate expenses for the nine months ended September 30, 2005 were $3.0 million compared to $2.3 million for the nine months ended September 30, 2004. The increase of $756 thousand was primarily due to costs associated with compliance with the Sarbanes-Oxley Act paid to outside consultants, higher payroll costs and costs associated with options issued to directors as part of the Board compensation plan. Undistributed corporate expense includes general and administrative charges such as corporate payroll, legal expenses, contributions, directors and officers insurance, bank service charges, outside accountants and consultants’ expense, and investor relations charges. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not distributed to those segments. In contrast, costs more directly related to our business segments such as accounting, human resources and information technology expenses are distributed out to operating segments and are included in direct expenses.
Interest Expense
     Interest expense for the nine months ended September 30, 2005 was $10.8 million compared to $10.2 million for the nine months ended September 30, 2004. Total outstanding interest bearing debt, including our debentures due Red Lion Hotels Capital Trust (“the Trust”), was higher in 2005 as compared to the 2004 resulting primarily to the trust preferred debentures, in place for all nine months in 2005 compared to approximately seven months in 2004. The average pre-tax interest rate on debt during both the first nine months of 2005 and 2004 was 7.9%. We had no material borrowings during either comparative period on our revolving credit facility. Subsequent to the end of the third quarter in 2005 the company refinanced the debt for one of its hotel properties where the current loan was paid and funded during the same period.
Income Taxes
     Income tax expense on continuing operations for the first nine months of 2005 was $33 thousand, or approximately 5% of pre-tax income. The income tax expense for the nine months of 2004 was $411 thousand, or approximately 25% of pre-tax net income. The experience rate on pre-tax net income differs from the statutory combined federal and state tax rates primarily due to the utilization of certain incentive tax credits allowed under federal law.
Discontinued Operations
     In connection with the November 2004 announcement of plans to invest $40.0 million to improve comfort, freshen décor and upgrade technology at our hotels, we implemented a plan to divest 11 non-strategic owned hotels, one real estate office building and certain other non-core properties including five condominium units and three parcels of excess land. (collectively these assets are referred to herein as “the divestment properties”). Each of the divestment properties meets the criteria to be classified as an asset held for sale. In addition, the activities of those 11 hotels and the real estate office building are considered discontinued operations under generally accepted accounting principles. Depreciation of these assets, if previously appropriate, has been suspended.

     We completed the sale of six of the 11 hotels during the third quarter of 2005, with gross proceeds of $25.4 million, resulting in a gain on disposition of discontinued operations of $5.6 million before taxes. The net impact on consolidated earnings of the activities of the discontinued operations was $4.8 million of net income for the nine months ended September 30, 2005, net of income tax expense. This includes $4.2 million of aggregate net income from the 11 hotels and $544 thousand of income from the office building. Gains related to the sale of six of the hotel properties during the third quarter accounted for $2.7 million (net of tax expense) of net income from discontinued operations offset by the recording of an additional impairment loss of $1.4 million for one remaining hotel property as we are proceeding to close the sale on this property at a price below the net carrying value of the assets. This compares to the nine months ended September 30, 2004 for which the discontinued operations had a net impact on consolidated earnings of $691 thousand net income including tax expense. The 2004 results include aggregate activity of the 11 hotels of a $500 thousand net income and a $191 thousand net income from the office building.
Net Income and Income Applicable to Common Shareholders
     The net income increased $3.8 million between comparable periods. The higher net income was the result of the sale of six of the divested properties as discussed previously and better net performance from the operations classified as discontinued. Also contributing to the increase was improved hotel direct margin of $979 thousand for the comparative period. These increases were partially offset by operating declines from other segments discussed above.
Earnings Per Share
     The diluted earnings per share for the nine months ended September 30, 2005 was $0.41 compared to income of $0.12 per share for the nine months ended September 30, 2004. The net income applicable to common shareholders increased $3.8 million as described above, while the number of weighted average common shares outstanding in both periods remained relatively consistent.
Liquidity and Capital Resources
     We believe that our actions to date have strengthened our financial position, particularly in the long term. The divestment plan is well underway and been successful to date. Those actions also include the 2005 refinance of our existing bank line-of-credit into an expanded operating and investment credit facility, the refinance of one of our office buildings and the development plans announced during the first quarter of 2005, the closing of the $46 million offering of trust preferred securities in the first quarter of 2004, and the elimination of our preferred stock and its associated dividend requirements. We have also made significant investments in our hotel improvement program focused on increasing customer comfort, freshening decor, and modernizing with new technology. We believe our improvements strengthen our financial position and the value of the Red Lion brand.
     As we enter the fourth quarter of 2005 and begin 2006, our cash balances are ready to fund our reinvestment into our continuing operations. In general, we expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions, renovations and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including our credit facility, the issuance of debt or equity securities and joint ventures. As discussed elsewhere in this report, we are also divesting from five more non-core hotel properties, one office building and other non-core assets to fund a significant portion of our $40.0 million reinvestment plan in the hotels. As of the date of this report two hotels and the office building are under non-contingent sales contracts.
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
     Cash flow from operations, which includes the cash flows of business units identified as discontinued operations, for the nine months ended September 30, 2005 totaled $14.2 million, compared to $14.3 million for the nine months ended September 30, 2004. Net income, after reconciling adjustments to net cash provided by operations (such as non-cash income statement impacts like gains on disposals, impairment loss, depreciation, loan fee write-offs, the deferred tax provision, other gains and losses on assets, and the provision for doubtful accounts) totaled $9.7 million in the first three quarters of 2005. For the first three quarters of 2004 net income adjusted for those same items totaled $13.1 million. Working capital changes, including restricted cash, receivables, accruals, payables, and inventories, added $4.5 million in cash during 2005. This was predominantly due to a decrease in accrued expenses including taxes payable on the gains recognized in 2005, a decrease in prepaid expenses and accounts payable, partially offset by an increase in accounts receivable and restricted cash. The increase in accrued expenses between December 2004 and September 2005 relates primarily to the timing of property taxes and amounts owed in connection with a show to be presented by WestCoast Entertainment in the Fourth quarter of 2005. In the first three quarters of 2004, changes in working capital items accounted for a $1.2 million positive cash flow.
     Net cash provided by investing activities was $6.8 million for the nine months ended September 30, 2005. Net cash used in investing activities was $20.1 million for the nine months ended September 30, 2004. Cash additions to property and equipment totaled $13.6 million in 2005 compared to $19.1 million in 2004, however capital additions for the first nine months of 2004 includes $8.7 million of cash paid related to the acquisition of the Yakima and Bellevue properties during that period under an option agreement. Actual cash additions for capital improvements for that period were $10.4 million. Net cash proceeds from the disposal of assets, including those classified as discontinued operations, totaled $19.8 million for the nine months ended September 30, 2005. The other major variances between the two periods were the $1.4 million investment in the Trust described elsewhere, representing 3% of the total capitalization of the Trust, the $2.1 million advance to the Trust to cover the trust preferred offering costs, and the collection of a balloon payment under a note receivable in 2004.
     Net financing activities used $3.4 million during the nine months ended September 30, 2005, including debt pay downs of $7.2 million and borrowings of $3.9 million. The borrowings were related to the refinance of a $3.6 million term note, the payment of which is included in the debt paydowns for the year to date. The pay downs of debt also include $3.6 million of scheduled principal payments. This compares to the three quarters ended September 30, 2004 which shows cash provided by financing of $14.0 million. This includes $47.4 million in proceeds from the debenture sale, offset by $29.4 million paid to redeem the Series A and Series B preferred shares. We also paid $1.0 million in preferred dividends during the first quarter of 2004, had scheduled principal payments on long-term debt of $3.3 million and no net activity under the credit facility note payable to bank.
     At September 30, 2005 we had $27.3 million in cash and cash equivalents for continuing operations. We also had $8.9 million of cash restricted under securitized borrowing arrangements for future payment of furniture, fixtures and equipment, repairs, insurance premiums and real and personal property taxes, or by agreement. At September 30, 2005, $26.2 million of the cash and cash equivalent balance was held in short-term, liquid investments readily available for our use. At December 31, 2004, we had $13.7 million in cash and cash equivalents for continuing operations, including $4.1 million of cash restricted under securitized borrowing arrangements for future payment of furniture, fixtures and equipment, repairs, insurance premiums and real and personal property taxes. At December 31, 2004, $7.5 million of the cash balance was held in short-term, liquid investments readily available for our use. Cash and cash equivalents included with assets of discontinued operations were $160 thousand and $334 thousand as of September 30, 2005 and December 31, 2004, respectively.
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
     The credit agreement contains certain restrictions and financial covenants, including covenants regarding minimum tangible net worth, maximum funded debt to EBITDA ratio and EBITDA coverage ratio. Except for release payments used to reduce the outstanding principal balance of New Line B in connection with sales of hotels securing New Line B, neither New Line A nor New Line B require any principal payments until their respective maturity dates. New Line A has a maturity date of January 3, 2007. New Line B has a maturity date of June 30, 2006. We had no borrowing on the revolving credit facility during the third quarter of 2005, nor is there any outstanding balance at September 30, 2005.
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
     In June 2005, the Company extended the due date on an existing term loan with a bank secured by a hotel having a principal balance of $3.8 million by three months in order to facilitate a refinance of the balance with another lender. In October, 2005 that debt was refinanced and at September 30, 2005 amounts due beyond one year under the new loan totaling $3.6 million are included as a long-term liability.
     As of September 30, 2005 we had debt obligations of $191.2 million, of which 73.8%, or $141.0 million, were fixed rate debt securities secured primarily by individual properties. $47.4 million of the debt obligations are uncollateralized debentures due the Trust at a fixed rate, making a total of 98.6% of our debt fixed rate obligations.

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
     During the third quarter of 2005, we completed the sale of six of the hotels, with gross aggregate proceeds of $25.4 million. The resulting gain on disposition of discontinued operations of was $5.6 million. In addition, during the third quarter of 2005 we recorded an impairment of $1.4 million on one remaining hotel property, as we are proceeding to close the sale on this property at a price below the net carrying value of the assets. The net tax impact of these transactions was $1.5 million of expense. The net overall impact of these transactions was a net gain of $2.7 million. Each of the remaining properties continue to be listed with a broker with experience in the related industry.
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
     We are seeking to create an improved guest experience across our hotel portfolio. During the year ended December 31, 2004, we spent a total of $12.6 million on capital improvement programs, including $10.9 million on our hotels segment. During the first three quarters of 2005 we spent approximately $13.6 million on capital improvement programs, including $11.2 on our hotels segment. During the remainder of 2005, we expect to spend approximately $9.4 million on capital improvements with a focus on our hotels segment, primarily in guest contact areas.
Franchise and Management Contracts
     Through September 30, 2005 we entered into two franchise agreements, the Red Lion Hotel on the River – Jantzen Beach and the Red Lion Hotel in Tacoma. In addition, in connection with the sale of four of the six properties discussed in Asset Disposition below, we entered into short term franchise agreements to facilitate the operation of those hotels during the transition to another brand. Also during the first quarter of 2005, our agreement with the Red Lion in Jackson, Wyoming expired. There were no changes in management contracts during the first nine months of 2005.
Acquisitions
     There were no hotels acquired or other material operating acquisitions during the first nine months of 2005.
Asset Dispositions
During the third quarter of 2005, we completed the sale of six of the hotels in connection with our previously announced plans to divest from 11 hotels and an office building. Gross aggregate proceeds from the sales were $25.4 million. The resulting gain on disposition of discontinued operations of was $5.6 million before the effect of income taxes.

     In July 2005, the Company closed the sale of a 50% interest in its Kalispell Center retail and hotel complex to an unrelated third party for $6.3 million, resulting in a net gain of $293,000. The Company continues to manage the retail component of the complex. The Company also is leasing back the WestCoast Kalispell Center Hotel, which will be re-branded the Red Lion Kalispell Hotel after undergoing $4.0 million in improvements to expand and renovate the hotel. The Company continues to consolidate the Kalispell Center retail and hotel complex.
     There were no other significant asset dispositions during the first nine months of 2005.
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
Contractual Obligations
     The following tables summarize our significant contractual obligations as of September 30, 2005 (in thousands):

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt	$143,738	$4,499	$11,053	$9,605	$118,581
Operating leases (1)	97,462	6,491	12,902	12,628	65,441
Debentures due Red Lion Hotel Capital Trust (2)	47,423	—	—	—	47,423

Total contractual obligations (3)	$288,623	$10,990	$23,955	$22,233	$231,445

(1)	Operating lease amounts are net of estimated sub-lease income totaling $9.9 million annually.

(2)	The principal amount of the debentures due the Trust is due in full during February 2044.

(3)	We are not party to any significant long-term service or supply contracts with respect to our processes. We refrain from entering into any long-term purchase commitments in the ordinary course of business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The following tables summarize the financial instruments held by us at September 30, 2005 and December 31, 2004 which are sensitive to changes in interest rates, including those held as a component of liabilities of discontinued operations on our consolidated balance sheet. At September 30, 2005, approximately 1.4% of our debt was subject to changes in market interest rates and was sensitive to those changes. As of September 30, 2005 we had debt obligations of $191.2 million, of which 73.8%, or $141.0 million, were fixed rate debt securities secured primarily by individual properties. $47.4 million of the debt obligations are uncollateralized debentures due the Trust at a fixed rate, making a total of 98.6% of our debt fixed rate obligations.
     The following table presents principal cash flows for debt outstanding at September 30, 2005, including contractual obligations of business units identified as discontinued on our consolidated balance sheet, by maturity date (in thousands).
Outstanding Debt Obligations

	Through
	2005	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Note payable to bank (a)	$—	$—	$—	$—	$—	$—	$—	$—	$—

Long-term debt
Fixed Rate	$956	$4,044	$4,371	$4,670	$5,040	$7,246	$114,689	$141,016	$141,016
Variable Rate	$132	$559	$221	$1,811	$—	$—	$—	$2,722	$2,722
Debentures due Red Lion Hotels Capital Trust	$—	$—	$—	$—	$—	$—	$47,423	$47,423	$49,778

(a)	At September 30, 2005 there were no borrowings against our note payable to bank.
     The following table presents principal cash flows for debt outstanding at December 31, 2004, by maturity date (in thousands).
Outstanding Debt Obligations

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Note payable to bank (a)	$—	$—	$—	$—	$—	$—	$—	$—

Long-term debt
Fixed Rate	$7,921	$4,286	$4,598	$4,920	$5,294	$123,695	$150,714	$150,714
Variable Rate	$658	$704	$375	$1,926	$174	$403	$4,240	$4,240
Debentures due Red Lion Hotel Capital Trust	$—	$—	$—	$—	$—	$47,423	$47,423	$50,459

(a)	At December 31, 2004 there were no borrowings against our note payable to bank.

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
     None.
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
     Red Lion Hotels Corporation
Registrant

Signature		Title	Date
By:	/s/ Anupam Narayan	Executive Vice President, Chief	November 10, 2005

	Anupam Narayan	Investment Officer, and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Anthony F. Dombrowik	Vice President,	November 10, 2005

	Anthony F. Dombrowik	Corporate Controller (Principal Accounting Officer)