Form 10-K
period 2005-12-31
Red Lion Hotels CORP
filed 2006-04-03
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 001-13957
Red Lion Hotels Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1032187
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

201 W. North River Drive, Suite 100	99201-2293
Spokane Washington	(Zip Code)
(Address of principal executive offices)
Registrant’s Telephone Number, Including Area Code: (509) 459-6100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange
Guarantee with Respect to 9.5% Trust Preferred Securities (Liquidation Amount of $25 per Trust Preferred Security) of Red Lion Hotels Corporation Capital Trust	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
(Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐     No ☑
      The aggregate market value of the registrant’s common stock as of June 30, 2005 was $89.7 million, of which 67.9% or $61.1 million was held by non-affiliates as of that date. As of March 15, 2006, there were 13,298,836 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Registrant’s 2005 fiscal year, are incorporated by reference herein in Part III.

(This page intentionally left blank)

PART I
      This annual report on Form 10-K includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will” and similar expressions or their negatives are used in this annual report, these are forward-looking statements. Many possible events or factors, including those discussed in “Risk Factors” beginning on page 11 of this annual report, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report.
      In this report, “we,” “us,” “our,” “our company”, “the company” and “RLH” refer to Red Lion Hotels Corporation and, as the context requires, its wholly and partially owned subsidiaries. “Red Lion” refers to the Red Lion brand. The term “the system”, “system-wide hotels” or “system of hotels” refers to our entire group of owned, leased, managed and franchised hotels.
      Effective September 19, 2005 the company changed its name from WestCoast Hospitality Corporation to Red Lion Hotels Corporation.

Item 1.	Business
Introduction
      We are a NYSE-listed hospitality and leisure company primarily engaged in the ownership, management, development and franchising of mid-scale and upper mid-scale, full service hotels under our Red Lion brand. As of December 31, 2005, our hotel system contained 64 hotels located in 11 states and one Canadian province, with 11,330 rooms and 550,929 square feet of meeting space. We own and operate 35 hotels, of which 22 are wholly owned and 13 are leased. At December 31, 2005, 4 of the owned hotels are held for sale and included as discontinued operations. We also manage 2 hotels owned by third parties and franchise 27 hotels. In addition to our hotel operations, we are engaged in entertainment and real estate operations.
      We own the Red Lion brand which was established over thirty years ago. Today, the Red Lion name is well recognized in the western United States and well regarded by customers. In focus groups and market research, the Red Lion name, logo and recognition for superior service are consistently identified by consumers when asked about their full service lodging selection and habits. With strong identity and three years of reinvestment in infrastructure, brand image enhancement and updated services and standards, Red Lion is set to expand its presence.
      During the past three years, we have developed a new brand image, innovative marketing programs, elevated product and service standards, state of the art technology and comprehensive training and evaluation tools. All of this is to accomplish the goal of delivering consistently genuine service to our guests and setting the foundation for future growth. The Red Lion service ethic is as at home in an urban metropolis as it is in smaller markets. We are not a cookie cutter brand and each of our hotels reflects the local market. While a hotel’s attributes may vary from market to market, our keen adherence to customer service standards and brand touch-points makes guests feel at home no matter where they are.
      We intend to grow our hotel operations primarily by expanding the number of hotels franchised and managed, and also joint ventured or owned under the Red Lion brand. We expect to add anchor properties in key Western U.S. urban markets complemented by leading properties in secondary cities. We intend to progressively move east leveraging the momentum of our Western growth.
      Our hotels are known for their meeting facilities and superior food and beverage operations. Our mix of business is well balanced between group business, business travelers, and the leisure traveler with the mix varying by location. We maintain and manage our own Central Reservation Call Center with links to the various travel agent global distribution systems (“GDS”) and the electronic distribution channels on the internet including our branded website www.redlion.com. To support our owned, managed and franchised hotels we provide all the services typical in our industry: marketing, sales, advertising, frequency program, revenue management, procurement, quality assurance, education and training, design and construction. In 2005, our sales and marketing efforts and our reservation channels delivered approximately 36% of a hotel’s room revenue.
      In 2005 we dedicated significant resources to several key brand initiatives. We improved our technology infrastructure, introduced our revitalized brand image, changed our corporate name, and announced an aggressive five-year growth plan to double to 100 the number of markets in which Red Lion has a presence. Most importantly, by December 31, 2005, we were well underway with our hotel renovation plan to improve comfort, freshen décor and upgrade technology at our owned and leased hotels as announced in November 2004. There was $19.6 million in capital expenditures related to the hotels segment during 2005 and at year end, 21 of the company’s 31 continuing owned and leased hotels were in active renovations or room renovations were substantially complete.
      In November 2004, we announced our plan to divest 11 of our non-strategic owned hotels, one of our commercial buildings and certain other non-core properties (collectively referred to as “the divestment properties”). We completed the sale of seven of those hotels and the commercial building in 2005, and used the proceeds to finance the renovation program. The activities of those original 11 hotels and the real estate property are considered discontinued operations under generally accepted accounting principles. At December 31, 2005, four of those hotels remained in the system, but were still considered discontinued operations. Unless otherwise identified using phrases such as “from continuing operations”, all references to system hotels, owned or leased hotels, hotel statistics, and measurements of financial performance such as net income and EBITDA include the activities of those discontinued operations.
      For the year ended December 31, 2005, we reported a net income of approximately $4.5 million, compared to net loss of approximately $6.3 million in 2004. These results were materially impacted by the activities of discontinued operations, including gains on dispositions and impairments. For the year ended December 31, 2005, we reported a net loss from continuing operations of approximately $1.1 million, compared to a net loss of approximately $900 thousand in 2004. Revenues from continuing operations in 2005 were $165.0 million compared to $163.1 million in 2004, inclusive of a $3.7 million increase in hotels segment revenues. Operating income for 2005 was $11.6 million compared to $11.2 million in 2004.
      In 2006 and beyond, we intend to focus on capitalizing on the momentum created in 2005 and the continued successful implementation of our strategies. We are committing our time and talents to completing our renovation plan, continuing our expansion program, and making Red Lion a preferred hotel brand for guests, owners and investors.
      For the year ended December 31, 2005, we recorded fully diluted earnings applicable to common shareholders of $0.34 per common share compared to a loss per common share of $(0.51) for the year ended December 31, 2004. Fully diluted losses per common share from continuing operations for those same periods were $(0.09) and $(0.10), respectively. Our EBITDA from continuing operations for the year ended December 31, 2005 was $23.9 million, up 5.9% from 2004 EBITDA of $22.6 million.
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
      A comprehensive discussion of net income or loss for the years ended December 31, 2005, 2004 and 2003, individual operating unit performances, general corporate expenses and other significant items can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report.

Overview and Company Strategy
      As discussed above, we are a hospitality and leisure company. Our hotel operations under the Red Lion brand represent approximately 90% of our business. Over the past few years we have made substantial investments in our infrastructure and our product to position the company for growth. We intend to build on the strong brand recognition and identity in the Western United States to expand our presence.
      We intend to deliver revenue growth through both internal and external growth efforts, we expect that internal growth will result from the investments we have made in our product and service delivery. In November 2004, we announced a plan to significantly upgrade our owned and leased hotel portfolio. By December 31, 2005, we were well underway with our hotel renovation plan to improve comfort, freshen décor and upgrade technology at these hotels. At year end, 21 of our 31 continuing owned and leased hotels were in active renovations or room renovations were substantially complete. Guest reaction to the renovated hotels has been positive and we have been able to increase our average daily rates and occupancy in the renovated hotels. In the fourth quarter of 2005, we had substantially completed the room renovations at three hotels. RevPAR at these hotels during the fourth quarter increased 14.5% in the aggregate, driven by an increase of 9.4% in ADR and a 2.7 point increase in occupancy. (See the definition of the terms Rev PAR and ADR, commonly used in the hospitality industry, on Page 5.)
      Our external growth will be focused on expanding the number of hotels under the Red Lion brand. We plan to initially focus our efforts on the Western United States and Canada by pursuing a “hub and spoke” pattern of establishing brand penetration in key cities, followed by expansion into adjoining markets. In 2005, we announced our goal of expanding into 100 markets in five years from our current base of 50 markets. While the majority of our growth will come from adding additional franchised and managed hotels, in key urban markets we will also consider joint ventures or wholly owned hotels.
      Through our entertainment division, which includes our TicketsWest.com, Inc. subsidiary (“TicketsWest”), we provide event ticket distribution services and promote and present a variety of entertainment productions. TicketsWest offers ticketing inventory management systems, call center services and outlet and electronic channel distribution. We have also developed an electronic ticketing platform that is integrated with our electronic hotel distribution system, allowing us to cross-sell leisure and entertainment packages.
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
      We trace our history back to 1937, with the founding of our predecessor as a general commercial real estate development and management business. In the 1970s, our predecessor began focusing on the development and management of hotels. Its successor company was incorporated in the State of Washington on April 25, 1978. We continued to grow our hotel business under the brand name Cavanaughs throughout the 1980s and 1990s, and in 1998 we completed the initial public offering of our common stock. We acquired WestCoast Hotels, Inc. on December 31, 1999, which added more than 4,800 rooms in 20 cities to our system of hotels, enhanced our presence in certain key western “hub” markets, and launched our company into the franchise business. Following this acquisition, we rebranded our Cavanaughs hotels to the WestCoast brand and changed our name to WestCoast Hospitality Corporation. On December 31, 2001, we acquired Red Lion Hotels, Inc., which added more than 7,400 rooms in 40 cities to our system of hotels, further enhanced our presence in a number of “hub” markets and afforded us the opportunity to expand our franchise business to include the Red Lion brand. In September 2005, the company changed its name to Red Lion Hotels Corporation to convey its focus on the Red Lion brand. The company also launched its new Red Lion brand image, new website and adopted a new corporate logo.
      Our senior management team, led by our President and Chief Executive Officer, Arthur M. Coffey, brings an experienced and innovative approach to the management of our operations. Our executive committee members have an average of over 20 years of hospitality industry experience. The balance of our senior management team is comprised of officers with strengths including hotel development, ownership and management; e-commerce; franchising, sales and marketing; food and beverage management; entertainment production and real estate services. Their extensive expertise, along with their diverse working backgrounds provides our company with a broad perspective from which we can make strategic management and operational decisions.
Hospitality Industry Performance Measures
      We believe that the following performance measures, which are widely used in the hospitality industry and appear throughout this annual report, are important to our discussion of operating performance:

Total available rooms represents the number of rooms available multiplied by the number of days in the reported period. We use total available rooms as a measure of capacity in our system of hotels. We do not adjust total available rooms for rooms temporarily out of service for remodel or other short-term periods.

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
Business Segments
      We operate in four reportable segments: hotels; franchise and management; entertainment; and real estate. The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels. The franchise and management segment is engaged primarily in licensing our brands to franchisees and managing hotels for third party owners. This segment generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners in exchange for the use of our brands and access to our central services programs. These programs include the reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards. It also reflects revenue from management fees charged to the owners of our managed hotels, typically based on a percentage of the hotel’s gross revenues plus an incentive fee based on operating performance. The entertainment segment derives revenue primarily from ticketing services and promotion and presentation of entertainment productions. The real estate segment generates revenue from owning, managing, leasing and developing commercial retail and office properties and multi-unit residential properties.
      Effective April 1, 2005, we re-organized the presentation of what we consider our operating segments under the provisions of FASB Statement No. 131 “Disclosures about Segments of an Enterprise and Related Information” to closer reflect how we evaluate our business lines. The new presentation is reflected in the accompanying financial statements, notes thereto, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and this Item 1. All comparative periods have been reclassified to conform to the current presentation.

      The following table illustrates, for the periods indicated, revenue per reportable business segment and the percentage of total revenue generated by each segment, excluding the activities of business units identified as discontinued operations in the consolidated financial statements. For additional information regarding segments, please refer to “Business Segments” in the notes to our consolidated financial statements that are part of this annual report.

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except %)
Revenue:
Hotels	$146,125	$142,424	$138,286
Franchise and management	2,860	2,575	4,934
Entertainment	9,827	11,615	7,980
Real estate	5,045	5,416	5,209
Other	1,191	1,113	1,119

Total revenues	$165,048	$163,143	$157,528

Revenue by segment as a percentage of total revenue:
Hotels	88.5%	87.3%	87.8%
Franchise and management	1.7%	1.6%	3.1%
Entertainment	6.0%	7.1%	5.1%
Real estate	3.1%	3.3%	3.3%
Other	0.7%	0.7%	0.7%

Total revenues	100.0%	100.0%	100.0%

Hotel Operations
      Hotel operations include our hotels (hotel and related restaurant/banquet operations), as well as our franchise and management segment.

Owned and Leased Hotels
      We owned 22 hotels with a total of 4,426 rooms and more than 241,000 square feet of meeting space as of December 31, 2005. The number of owned properties includes three hotels for which some or all of the underlying land is leased. The lease expiration dates range from 2014 to 2062. For additional information, refer to “Operating Lease Commitments” in the notes to the consolidated financial statements. We operate restaurants in 21 of our owned hotels.
      As of December 31, 2005 we leased 13 hotels with a total of 2,183 rooms and more than 99,000 square feet of meeting space. Under these leases, we are responsible for hotel operations and management. We recognize revenues and associated expenses with leased hotel operations. Lease terms, with expiration dates ranging from 2020 to 2033 and having renewal provisions, typically require us to pay fixed monthly rent and variable rent based on a percentage of revenue if certain sales thresholds are reached. In addition, we are responsible for repairs and maintenance, operating expenses and management of operations. Refer to “Operating Lease Commitments” in the notes to the consolidated financial statements for additional information. We operate restaurants in 10 of our leased hotels.
      Of these 35 hotels, four have been identified as assets held for sale and are classified as discontinued operations on the consolidated balance sheets and for the consolidated statements of operations. Those four hotels aggregate 821 rooms and approximately 42,000 square feet of meeting space.

Managed Hotels
      As of December 31, 2005, we managed two third-party owned hotels with a total of 326 rooms and more than 37,000 square feet of meeting space. Under the typical management agreement, we manage virtually all aspects of the hotel’s operations, while the hotel owner is responsible for operating and other expenses. Our management fees are based on a percentage of the hotel’s gross revenue plus an incentive fee based on operating performance.

Franchised Hotels
      As of December 31, 2005, we had franchise arrangements with 27 hotels that were owned and operated by third parties under our licensed brand names. These hotels had at that date a total of 4,395 rooms and more than 171,000 square feet of meeting space. We do not have management or operational responsibility for franchised hotels. However, we do make available certain services to those hotels, which include reservation systems, advertising and national sales, a guest loyalty program, revenue management tools, quality inspections and brand standards. We receive royalties for use of the brand names. We also administer central services programs for the benefit of our system hotels and franchisees.

Hotel Brands
      The hotels in our system primarily operate under the Red Lion brand. Our Red Lion brand is nationally recognized and is typically associated with three-and four-star full-service hotels. As discussed below, we plan to focus our growth strategy on conversion of new hotels to our Red Lion brand.

Statistical Information
      The following tables provide certain information about our system of hotels:
System-wide Hotels as of December 31, 2005:

			Meeting Space
	Hotels	Rooms	(sq. ft.)

Owned or Leased Hotels:(1)
Red Lion Hotels	32	5,917	300,828
Other	3	692	40,500

	35	6,609	341,328

Managed Hotels:	2	326	37,800

Franchised Hotels:
Red Lion Hotels	26	4,138	156,801
Other	1	257	15,000

	27	4,395	171,801

Total	64	11,330	550,929

Total Red Lion Hotels	58	10,055	457,629

(1)	Statistics include four hotels identified as discontinued business units, aggregating 821 rooms and 42,000 square feet of meeting space.

      Hotel statistics:

	Year Ended December 31, 2005

	Number of	Average
	Hotels	Occupancy(3)	ADR	RevPAR

Owned or Leased Hotels:
Continuing Operations	31	61.8%	$73.76	$45.61
Discontinued Operations	4	44.6%	63.87	28.48

Combined Owned or Leased Hotels	35	59.7%	$72.84	$43.48

System-wide(1)	64	60.1%	$73.93	$44.45

Red Lion Hotels(2)	58	60.5%	$72.41	$43.80

(1)	Includes hotels owned, leased, managed or franchised for greater than one year by Red Lion Hotels Corporation. Includes four hotels identified as discontinued business units.

(2)	Includes all hotels owned, leased, managed or franchised for greater than one year that are operated under the Red Lion brand name. Includes two hotels identified as discontinued business units.

(3)	The total available rooms used to calculate average occupancy includes rooms taken out of service for renovation.
Hotel System Growth Strategy
      We intend to grow our hotel operations primarily by increasing the number of hotels franchised and managed under our Red Lion brand, with an initial focus on the western region of the United States and Canada. In 2005, we announced our goal of expanding our presence to 100 markets in five years from our current base of 50 markets. We anticipate that most of our growth will come through conversion of three-and four-star hotels to the nationally recognized Red Lion brand. Our expansion of the Red Lion brand will follow our “hub and spoke” expansion model. Initially, we will seek to achieve a presence in key hub cities. Then we will seek to expand into surrounding areas to increase brand penetration in the market.
      Key to this growth strategy is the completion of our reinvestment campaign in our existing owned and leased Red Lion hotels, one of the most significant facility improvement programs in company history. This investment accelerates our ongoing program to improve hotel quality by increasing customer comfort, freshening decor and modernizing with new technology. We believe that by improving the quality of our existing product in areas where customers’ quality expectations are continuing to grow, we both position our continuing operations to take advantage of the growth potential in our existing markets, and make the Red Lion brand more attractive for franchise opportunities.
      We intend to increase the number of management agreements we have with third-party hotel owners by marketing our management services. We believe that our experience in managing our own hotels and those of third parties gives us a competitive advantage to obtain such agreements.
      Our strategy has been to initially increase occupancy through strategic marketing and investment in our properties, and then to increase rates as demand increases for our rooms. For six consecutive quarters through June 2005, we increased occupancy. We built on this demand by increasing the average daily rate during 2005 in the majority of our markets. We believe that the combined effect of this strategy was that RevPAR for our hotels increased at a faster rate during 2005, than for many of the hotels in our markets that we consider direct competitors.
      Our brand strengthening initiatives, marketing efforts and technological upgrades are achieving desired results. We continue to increase the number of reservations we receive through electronic distribution systems that include our own branded websites and third-party internet channels (alternative distributions systems or ADS). Our central reservations and distribution management technology allows us to manage the yield on these ADS channels on a real-time, hotel-by-hotel basis. We have merchant model agreements with leading

ADS providers, which typically entitle the provider to keep a fixed percentage of the price paid by the customer for each room booked. This allows us to maximize the yield of a typically lower rated market segment. Our focus on driving customers to our branded website made it one of our fastest growing sources of online reservations during 2005, allowing us to further maximize our yield on those types of bookings. Our success reflects our management of these distribution channels and our merchant model agreements.
      Through 2004 and 2005 we continued to increase bookings as a result of our focus on direct sales, the “Stay Comfortable” advertising campaign and the “We Promise or We Pay” branded website booking initiative. The “We Promise or We Pay” initiative is designed to encourage guests to book on our branded website, www.redlion.com. Through this initiative, we guarantee to our guests that our branded websites will provide the lowest rate available compared to non-opaque ADS channels. We also launched a marketing campaign designed specifically to increase awareness of our Net4Guests and room amenity upgrade programs known as “Stay Comfortable.” Net4Guests provides hotel guests and GuestAwards loyalty program members access to free high-speed wireless internet.
Guest Loyalty Program
      Our “GuestAwards” guest loyalty program provides our customer base with the flexibility to earn air miles with each qualifying hotel stay or points for every eligible dollar charged to the guest room. GuestAward points are redeemable for complimentary hotel stays, air miles or travel, car rental, merchandise, entertainment and other incentives including stays at our partner hotels. We continue to actively pursue cooperative redemption arrangements with marketing partners to expand the appeal and flexibility of our loyalty plan. In 2005, we added Outrigger Hotels and Resorts in Hawaii as a redemption partner to add value to our amenity program.
E-Commerce
      We maintain a state of the art hotel reservation system that allows us to manage single image inventory through our distribution channels and execute rate management strategies through channels of distribution including voice, global distribution systems and internet sites. In addition, we provide effective and efficient guest service including online hotel reservations, GuestAwards enrollment and ticketing of TicketsWest events, through our websites, www.redlion.com and www.ticketswest.com.
      We are continuing to see positive results from our strategy of managing the ADS channels to drive incremental revenue and increase brand exposure. At the same time, revenue growth on our branded websites has continued to grow. In 2004, we redeveloped our branded websites with a focus on ease of use and comprehensiveness of content. Both conversion and unique visitor traffic have increased. To help drive traffic to the new web sites, we joined a leading meta-search referral site, Sidestep, and are in the process of implementing another. We also implemented a state-of-the-art customer relationship management (“CRM”) database and special electronic offers capability, bringing new levels of service to our system-wide hotels.
Training and Service
      As a continuation of our commitment to guest service and the development of our associates, we expanded our service training programs in 2005. These initiatives include establishing training programs for sales, revenue management, and catering. We also developed “The Red Lion Way,” a new service standard and training designed to give Red Lion Hotel associates the tools to create a positive, memorable guest experience. Through an increased level of personalized service, Red Lion Hotels intends to differentiate itself from the competition.
Marketing
      Our marketing strategy provides quality and value to the hotels in our system. Through consistent national and regional messaging in high visibility markets, we reach the majority of our target segments. In addition, we offer intelligence tools such as rate management strategies, competitive set benchmarking and market demand reports to the hotels.

Corporate Purchasing
      As a benefit to our franchisees and to maximize the purchasing power of our full system of hotels for key products utilized at the properties, we offer corporate purchasing services to all of the hotels in our system.
Competition
      The lodging industry is comprised of numerous national, regional and local hotel companies. We compete against these companies in the mid-scale and upper mid-scale full-service hotel segments of the industry. Competition for occupancy is focused on three, approximately equal, major segments of traveler: the business traveler, which is a significant occupancy driver for our hotel system; the convention and group business traveler, which utilizes room nights, meeting space and food and beverage operations; and the leisure traveler. Marketing efforts throughout the year are geared towards these three major segments.
      We also compete with other hotel operators and management companies for hotels to add to our system. Our competitors include management companies as well as large hotel chains that own and operate their own hotels and franchise their brands.
Trademarks
      We have registered the following trademarks with the U.S. Patent and Trademark Office: Red Lion, WestCoast, GuestAwards, Net4Guests, Stay Comfortable, TicketsWest, and G&B. We have also registered some of these trademarks in Canada and Mexico, and are in the process of obtaining trademark registrations in Asia and Europe. We also own various derivatives of these trademarks, each of which is registered with or has a registration application pending with the U.S. Patent and Trademark Office. Our trademarks and the associated name recognition are valuable to our business.
Employees
      As of December 31, 2005, we employed approximately 3,526 persons on a full-time and part-time basis, with 3,105 in hotel operations and the remainder in our administrative office and our entertainment and real estate divisions. Approximately 210 persons working in hotel operations were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and organized settlement of labor disputes. We believe our employee relations are satisfactory.
Seasonality and Impact of External Influences
      Our business is subject to seasonal fluctuations. Significant portions of our revenues and profits are realized from May through October. Our results for any quarter may not be indicative of the results that may be achieved for the full fiscal year. In addition, results are affected by national and regional economic conditions, including the magnitude and duration of economic slowdowns and rebounds in the United States; actual and threatened terrorist attacks and international conflicts and their impact on travel; and weather conditions.
Non-core Asset Sales
      We continue to focus on our hotel operations and, as a result, may from time to time seek to opportunistically divest our interests in non-core assets. On November 23, 2004, the Board of Directors approved a plan for the sale of 11 hotels and other real estate owned by us. The activities of these hotels and the commercial office building are considered discontinued operations under generally accepted accounting principles. The net impact of the operations of these business units is segregated and separately disclosed on our consolidated statement of operations, comparative for all periods presented when they existed. Likewise, the assets and liabilities of the business are segregated and separately stated on the consolidated balance sheet for all periods presented when they existed.

      In 2005, we completed the sale of seven of those hotels and our commercial building, with gross proceeds of $52.8 million. At December 31, 2005, the divestment properties were comprised of the following:

Hotels (included as discontinued operations)

WestCoast Ridpath Hotel, Spokane, Washington

WestCoast Outlaw Hotel, Kalispell, Montana

Red Lion Hotel Hillsboro, Hillsboro, Oregon

Red Lion Hotel on the Falls, Idaho Falls, Idaho

Other Real Estate (included as other assets held for sale)

Undeveloped property, Kennewick, Washington

Undeveloped property, Pasco, Washington
      In 2006 we completed the sale of the Red Lion Hotel Hillsboro and a portion of the WestCoast Ridpath Hotel in transactions with gross aggregate proceeds of approximately $5.3 million. Proceeds from these sales have been and will be used to finance the renovation program discussed above.
      The remaining other real estate is considered held for sale under generally accepted accounting principles, but does not meet the definition of a discontinued operation. These assets held for sale are separately disclosed on the consolidated balance sheet as of December 31, 2005 and 2004.

Item 1A.	Risk Factors
      We believe the following summarizes the risk factors relating to our business:
Our operating results are subject to conditions affecting the lodging industry.
      Our revenues and our operating results are subject to conditions affecting the lodging industry. These include:

—	changes in the national, regional or local economic climate;

—	actual and threatened terrorist attacks and international conflicts and their impact on travel;

—	local conditions such as an oversupply of, or a reduction in demand for, hotel rooms;

—	the attractiveness of the hotels in our system to consumers and competition from other hotels;

—	the quality, philosophy and performance of the managers of the hotels in our system;

—	increases in operating costs due to inflation and other factors such as increases in the price of energy, healthcare or insurance;

—	travelers’ fears of exposure to contagious diseases or pest infestation, either perceived or real;

—	changes in travel patterns, extreme weather conditions and cancellation of or changes in events scheduled to occur in our markets; and

—	the need to periodically repair and renovate the hotels in our system.
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
      Of the 64 hotels in our system at December 31, 2005, 49 are located in Oregon, Washington, Idaho or Montana. Therefore, our results of operations and financial condition may be significantly affected by the economy of the Pacific Northwest, which is dependent in large part on a limited number of major industries, including agriculture, tourism, technology, timber and aerospace. These industries may be affected by:

—	changes in governmental regulations and economic conditions;

—	the relative strength of national and local economies; and

—	the rate of national and local unemployment.
      In addition, companies in these industries may decide to relocate all or part of their businesses outside the Pacific Northwest. Any of these factors could materially affect the local economies in which these industries operate and where we have a presence. Other adverse events affecting the Pacific Northwest, such as economic recessions or natural disasters, could cause a loss of revenues for our hotels in this region, which may be greater as a result of our concentration of assets in these areas. In addition, we operate or market multiple hotels within several markets. A downturn in general economic or other relevant conditions in these specific markets or in any other market in which we operate could lead to a decline in demand in these markets and cause a loss of revenues from these hotels.
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
Our inability to sell real estate if and when desired may adversely affect our financial condition.
      Real estate assets generally cannot be sold quickly. In general, we may not be able to vary our portfolio of hotels or other real estate promptly in response to economic or other conditions. This inability to respond promptly to changes in the performance of our assets could adversely affect our financial condition and ability to service debt, including our debentures. In addition, sales of appreciated real property could generate material adverse tax consequences, which may make it disadvantageous for us to sell certain of our hotels.

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
      As of December 31, 2005, there were 27 hotels in our system that were owned by others and operated under franchise agreements with us. At December 31, 2005, four of those were under temporary arrangements that were entered into as part of the sale of the property by us to a third party and expire in early 2006. For the other 23 agreements, although they generally specify a fixed term, they typically contain various early termination provisions, such as the right to terminate upon notice by paying us a termination fee, or the right to terminate if we fail to contribute a negotiated level of revenue to the franchisee through our reservation systems. We cannot assure you that these agreements will be renewed, or that they will not be terminated prior to the end of their respective terms. If these franchise agreements are not renewed, or are terminated prior to the expiration of their respective terms, the resulting decrease in revenue and loss of market penetration could have an adverse effect on our results of operations and financial condition.
We may be unsuccessful in identifying and completing acquisition opportunities, which could limit our ability to implement our long-term growth strategy and result in significant expenses.
      We intend to pursue a full range of growth opportunities, including identifying hotels for acquisition, development, management, rebranding and franchising. We compete for growth opportunities with national and regional hospitality companies, some of which have greater name recognition, marketing support, reservation system capacity and financial resources than we do. Our ability to make acquisitions is dependent upon, among other things, our relationships with owners of existing hotels and certain major hotel investors, financing acquisitions and renovations and successfully integrating new hotels into our operations. We may be unable to find suitable hotels for acquisition, development, management, rebranding or franchising on acceptable terms, or at all. Competition with other hotel companies may increase the cost of acquiring hotels. Even if suitable hotels are identified for acquisition, we may not be able to find lenders or capital partners willing to finance the acquisition of the hotels on acceptable terms. Further, we may not have adequate cash from operations to pursue such growth opportunities. Our failure to compete successfully for acquisitions, to obtain suitable financing for acquisitions we have identified or to attract and maintain relationships with hotel owners and major hotel investors could adversely affect our ability to expand our system of hotels. An inability to implement our growth strategy could limit our ability to grow our revenue base and otherwise adversely affect our results of operations.

Hotel acquisitions could fail to perform in accordance with our expectations, and our hotel development, redevelopment and renovation projects might be more costly than we anticipate.
      We intend to acquire additional hotels and we may acquire other operations in the future. We also intend to continue the redevelopment and re-branding of other acquired hotels into “Red Lion” hotels. In addition, we expect to develop new hotels in the future, depending on market conditions. Hotel redevelopment, renovation and new project development are subject to a number of risks, including:

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
      As of December 31, 2005, our hotel system contained 64 hotels located in 11 states and one Canadian province, with 11,330 rooms and 550,929 square feet of meeting space. We managed 37 of these hotels, including 22 owned hotels, 13 leased hotels and two third-party owned hotels. The remaining 27 hotels were owned and operated by third-party franchisees. We also own commercial and other properties. Accordingly, we are subject to varying degrees of risk that generally arise from the ownership of real property. Revenue from our hotels and other real estate may be adversely affected by changes beyond our control, including the following:

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
Our properties are subject to risks relating to acts of God, terrorist activity and war and any such event could materially adversely affect our operating results.
      Our financial and operating performance may be adversely affected by acts of God, such as natural disasters, particularly in locations where we own and/or operate significant properties. Some types of losses, such as those from earthquake, hurricane, terrorism and environmental hazards, may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, war (including the potential for war) and terrorist activity (including threats of terrorist activity), epidemics (such as SARs and bird flu), travel-related accidents, as well as geopolitical uncertainty and international conflict, which impact domestic and international travel, have caused in the past, and may cause in the future, our results to differ materially from anticipated results. Terrorism incidents such as the events of September 11, 2001 and wars such as the Iraq war in 2003 significantly impact international travel and consequently global demand for hotel rooms. In addition, inadequate preparedness, contingency planning or recovery capability in relation to a major incident or crisis may prevent operational continuity and consequently impact the value of the brand or the reputation of our business.
If we fail to comply with privacy regulations, we could be subject to fines or other restrictions on our business.
      We collect and maintain information relating to our guests for various business purposes, including maintaining guest preferences to enhance our customer service and for marketing and promotion purposes and credit card information. The collection and use of personal data are governed by privacy laws and regulations enacted in the U.S. and by various contracts we operate under. Privacy regulation is an evolving area in which different jurisdictions may subject us to inconsistent compliance requirements. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to service our guests and market our products, properties and services to our guests. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) could result in fines or restrictions on our use or transfer of data.
Due to the shareholdings of our Chairman together with other members of the Barbieri family, we may be limited in our ability to undertake a change of control transaction requiring shareholder approval.
      As of March 30, 2006, Donald K. Barbieri, our Chairman of the Board, had sole voting and investment power with respect to 8.1% of our outstanding shares of common stock. Heather Barbieri, his ex-spouse, had sole voting and investment power with respect to 7.6% of our outstanding shares of common stock. Pursuant to a trust agreement, Donald K. Barbieri and Heather Barbieri share voting and investment power with respect to 5.7% of our outstanding shares of common stock. Richard L. Barbieri, who is also a director and Donald K. Barbieri’s brother, beneficially owned 3.1% of our outstanding shares of common stock as of March 30, 2006. In addition, we believe that other members of the Barbieri family who are not directors, executive officers or 5% shareholders individually hold outstanding common stock. As such, to the extent they are willing and able to act in concert, they may have the ability as a group to approve or block actions requiring the approval of our shareholders, including a merger or a sale of all the assets of our company or a transaction that results in a change of control.
We may have disputes with the owners of the hotels that we manage or franchise.
      Consistent with our focus on management and franchising, we do not own all the properties in our system of hotels. The nature of our responsibilities under our management agreements to manage each hotel and enforce the standards required for our brands under both management and franchise agreements may, in some instances, be subject to interpretation and may give rise to disagreements. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential hotel owners and joint venture partners but have not always been able to do so. Failure to resolve such disagreements may result in litigation, arbitration or other settlement actions.

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
      We place substantial reliance on the lodging industry experience and the institutional knowledge of members of our senior management team. Mr. Coffey, Mr. Narayan and Mr. Taffin are particularly important to our future success due to their substantial experience in the lodging industry, and with either the Red Lion brand or our company. The loss of the services of these members of our senior management team could hinder our ability to effectively manage our business and implement our growth strategies. Finding suitable replacements for Mr. Coffey, Mr. Narayan, or Mr. Taffin could be difficult, and competition for such personnel of similar experience is intense. We do not carry key person insurance on any of our senior management.
If we are unable to locate lessees for our office and retail space our revenues and cash flow may be adversely affected.
      We own for lease to others over 375,000 square feet of office and retail space in Spokane, Washington and Kalispell, Montana. We are subject to the risk that leases for this space might not be renewed upon their expiration, the space may not be relet or the terms of renewal or reletting such space (including the cost of required renovations) might be less favorable to us than current lease terms. Vacancies could result due to the termination of a tenant’s tenancy, the tenant’s financial failure or a breach of the tenant’s obligations. We may be unable to locate tenants for rental spaces vacated in the future or we may be limited to renting space on unfavorable terms. Delays or difficulties in attracting tenants and costs incurred in preparing for tenants could reduce cash flow, decrease the value of a property and jeopardize our ability to pay our expenses.

We are subject to risks associated with managing and leasing commercial properties owned by third parties.
      We plan to continue to manage and lease properties owned by third parties. Risks associated with these activities include the risks that:

—	the contracts (which may be cancelable upon relatively short notice or upon major events, including sale of the property) will be terminated by the property owner or will be lost in connection with a sale of such property;

—	the contracts might not be renewed upon expiration or might not be renewed on terms consistent with current terms; and

—	rental revenues upon which management and leasing fees are based will decline as a result of general real estate market conditions or specific market factors affecting properties managed or leased by us, resulting in decreased management or leasing fee income.
The performance of our entertainment division is particularly subject to fluctuations in economic conditions.
      Our entertainment division, which comprised 6.0% of our total revenues from continuing operations in 2005, engages in event ticketing and the presentation of various entertainment productions. We have in the past attracted additional hotel guests by cross selling to them tickets to entertainment events through our TicketsWest subsidiary. Our entertainment division is vulnerable to risks associated with changes in general regional and economic conditions, the potential for significant competition and a change in consumer trends, among others. In addition, we face the risk that Broadway shows and other entertainment productions will not tour the Pacific Northwest or that such productions will not choose us as a presenter or promoter.
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
      Our operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of compliance with future environmental legislation. Under current federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to remediate such contaminated property properly, may adversely affect the ability of the owner of the property to borrow using such property as collateral for a loan or to sell such property. Environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated, and may impose remedial or compliance costs. The costs of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could have an adverse effect on our results of operations and financial condition. We have not performed Phase II environmental assessments on two of our owned properties for which Phase II assessments were recommended, because we determined that any further investigation was not warranted. We cannot assure you that these properties do not have any environmental concerns associated with them. While we have not been notified by any governmental authority and we have no other knowledge of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in connection with any of our properties, we have not performed Phase I environmental assessments on all of our leased properties. We cannot assure you that we will not discover problems that currently exist but of which we have no current knowledge that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our existing and future properties will not be affected by the condition of neighboring properties (such as the presence of leaking underground storage tanks) or by third parties (whether neighbors such as dry cleaners or others) unrelated to us.
We have incurred debt financing and may incur increased indebtedness in connection with future acquisitions.
      A substantial portion of our outstanding indebtedness is secured by individual properties. Neither our Articles of Incorporation nor our Bylaws limit the amount of indebtedness that we may incur. Subject to limitations in our debt instruments, we may incur additional debt in the future to finance acquisitions and renovations and for general corporate purposes. Accordingly, we could become highly leveraged, resulting in an increase in debt service that could adversely affect our operating cash flow. Our continuing indebtedness could increase our vulnerability to general economic and lodging industry conditions (including increases in interest rates) and could impair our ability to obtain additional financing in the future and to take advantage of significant business opportunities that may arise. Our indebtedness is, and will likely continue to be, secured by mortgages on our owned hotels. We cannot assure you that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets, including our hotels, to foreclosure. Adverse economic conditions could cause the terms on which borrowings become available to be unfavorable to us. In such circumstances, if we are in need of capital to repay indebtedness in accordance with its terms or otherwise, we could be required to sell one or more hotels in our system at times that may not permit realization of the maximum return on our investments. Economic conditions could result in higher interest rates, which would increase debt service requirements on variable rate debt and could reduce the amount of cash available for various corporate purposes.
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

Item 1B.	Unresolved Staff Comments
      Not applicable.

Item 2.	Properties
Overview
      It is our mission to provide personalized, exuberant service and to create the most memorable guest experience possible. To that end our hotel properties provide caring service and comfortable accommodations at competitive prices consistent with the markets they serve. We seek to maintain consistent quality in our system of hotels, offering valuable services such as dining, fitness centers, business services or other ancillary services. In addition, guest rooms are well equipped with products important to both leisure and business travelers. Most of our hotels offer flexible meeting space to service the group and convention markets. We continue to invest in our hotel properties to maintain or improve quality conditions.
Hotel Listing
      The following table outlines a complete listing of all our hotel properties as of December 31, 2005:

		Total	Meeting
		Available	Space
Property	Location	Rooms	(sq. ft.)

Red Lion Owned Hotels
Red Lion Hotel Eureka	Eureka, California	175	4,890
Red Lion Hotel Redding	Redding, California	192	6,800
Red Lion Hotel on the Falls(1)	Idaho Falls, Idaho	138	8,800
Red Lion Hotel Pocatello	Pocatello, Idaho	150	13,000
Red Lion Templin’s Hotel on the River	Post Falls, Idaho	163	11,000
Red Lion Hotel Canyon Springs	Twin Falls, Idaho	112	5,085
Red Lion Colonial Hotel	Helena, Montana	149	15,500
Red Lion Hotel Hillsboro(1)	Hillsboro, Oregon	123	3,200
Red Lion Hotel Salt Lake Downtown	Salt Lake City, Utah	392	12,000
Red Lion Hotel Columbia Center	Kennewick, Washington	161	9,700
Red Lion Hotel Olympia	Olympia, Washington	191	16,500
Red Lion Hotel Pasco	Pasco, Washington	279	17,240
Red Lion Hotel Port Angeles	Port Angeles, Washington	186	3,010
Red Lion Hotel Richland Hanford House	Richland, Washington	149	9,247
Red Lion Bellevue Inn	Bellevue, Washington	181	5,700
Red Lion Hotel on Fifth Avenue	Seattle, Washington	297	13,800
Red Lion Hotel Seattle Airport	Seattle, Washington	143	4,500
Red Lion Hotel at the Park	Spokane, Washington	400	30,000
Red Lion Hotel Yakima Center	Yakima, Washington	153	11,000
Other Owned Hotels
WestCoast Kalispell Center(2)	Kalispell, Montana	132	10,500
WestCoast Outlaw Hotel(1)	Kalispell, Montana	218	14,000
WestCoast Ridpath Hotel(1)	Spokane, Washington	342	16,000

Owned Hotels (22 properties)		4,426	241,472

		Total	Meeting
		Available	Space
Property	Location	Rooms	(sq. ft.)

Red Lion Leased Hotels
Red Lion Hotel Sacramento	Sacramento, California	376	19,644
Red Lion Hotel Boise Downtowner	Boise, Idaho	182	8,600
Red Lion Inn Missoula	Missoula, Montana	76	640
Red Lion Inn Astoria	Astoria, Oregon	124	5,118
Red Lion Inn Bend North	Bend, Oregon	75	2,000
Red Lion Hotel Coos Bay	Coos Bay, Oregon	143	5,000
Red Lion Hotel Eugene	Eugene, Oregon	137	5,600
Red Lion Hotel Medford	Medford, Oregon	185	9,552
Red Lion Hotel Pendleton	Pendleton, Oregon	170	9,769
Red Lion Hotel Kelso/Longview	Kelso, Washington	161	8,670
Red Lion River Inn	Spokane, Washington	245	2,800
Red Lion Hotel Vancouver (at the Quay)	Vancouver, Washington	160	14,785
Red Lion Hotel Wenatchee	Wenatchee, Washington	149	7,678

Leased Hotels (13 properties)		2,183	99,856

Other Managed Hotels
WestCoast Cape Fox Lodge(3)	Ketchikan, Alaska	72	1,800
The Grove	Boise, Idaho	254	36,000

Managed Hotels (2 properties)		326	37,800

Red Lion Franchised Hotels
Red Lion Inn & Suites Victoria	Victoria, BC Canada	85	450
Red Lion Hotel Bakersfield	Bakersfield, California	165	6,139
Red Lion Hotel Modesto	Modesto, California	186	6,600
Red Lion Hanalei Hotel San Diego	San Diego, California	416	16,000
Red Lion Hotel Denver Central	Denver, Colorado	297	15,206
Red Lion Hotel Denver Downtown	Denver, Colorado	170	1,240
Red Lion Hotel Lewiston	Lewiston, Idaho	183	12,259
Red Lion Hotel Butte	Butte, Montana	131	4,250
Red Lion Hotel & Casino Elko	Elko, Nevada	222	3,000
Red Lion Hotel & Casino Winnemucca	Winnemucca, Nevada	105	1,271
Red Lion Hotel Lawton	Lawton, Oklahoma	171	3,100
Red Lion Inn & Suites McMinnville	McMinnville, Oregon	67	1,312
Red Lion Inn Portland Airport	Portland, Oregon	68	650
Red Lion Hotel Portland Convention Center	Portland, Oregon	174	6,000
Red Lion Hotel Salem	Salem, Oregon	150	10,000
Red Lion Hotel Austin	Austin, Texas	300	12,000
Red Lion Hotel on the River — Jantzen Beach	Portland, Oregon	318	35,000
Red Lion Hotel Tacoma	Tacoma, Washington	119	750
Red Lion Hotel Seattle South	Seattle, Washington	117	3,990
Red Lion Inn at Salmon Creek	Vancouver, Washington	89	1,100
Selkirk Lodge at Schweitzer Mountain — a Red Lion Hotel	Sandpoint, Idaho	82	8,784

		Total	Meeting
		Available	Space
Property	Location	Rooms	(sq. ft.)

White Pine Lodge at Schweitzer Mountain — a Red Lion Hotel	Sandpoint, Idaho	50	4,000
Red Lion Inn Aberdeen(4)	Aberdeen, Washington	66	—
Red Lion ParkCenter Suites(4)	Boise, Idaho	236	2,200
Red Lion Inn Kalispell(4)	Kalispell, Montana	63	300
Red Lion Klamath Falls(4)	Klamath Falls, Oregon	108	1,200
Other Franchised Hotels
Valley River Inn — a WestCoast Hotel(3)	Eugene, Oregon	257	15,000

Franchised Hotels (27 properties)		4,395	171,801

Total — All Hotels (64 properties)		11,330	550,929

Hotel Summary
Red Lion Hotels (58 properties)		10,055	457,629
Other Hotels (6 properties)		1,275	93,300

Total — All Hotels (64 properties)		11,330	550,929

(1)	At December 31, 2005 these hotels were included as part of the discontinued operations.

(2)	This hotel is being expanded by 36 rooms, is under renovation, and will be reflagged as a Red Lion in 2006.

(3)	Subsequent to year end, these hotels transitioned from their identified classification to a reservation services agreement and will not be counted as system-wide hotels beginning in January 2006.

(4)	These hotels were previously part of the discontinued operations and upon sale entered into temporary transitional franchise agreements ending in 2006.
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
Other Properties
      In addition to the hotels noted above, the company maintains a direct ownership interest in a commercial building in Spokane, Washington, a tenancy in common investment in a retail mall in Kalispell, Montana and other miscellaneous real estate investments.

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
      No matters were submitted to a vote of security holders during the fourth quarter of 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RLH”. Prior to September 19, 2005, the stock traded under the symbol “WEH”. The following table sets forth for the periods indicated the high and low closing sale prices for the common stock on the NYSE.

	High	Low

2005
Fourth Quarter (ended December 31, 2005)	$9.30	$6.97
Third Quarter (ended September 30, 2005)	$7.10	$6.54
Second Quarter (ended June 30, 2005)	$7.06	$6.61
First Quarter (ended March 31, 2005)	$7.10	$5.95
2004
Fourth Quarter (ended December 31, 2004)	$6.10	$4.92
Third Quarter (ended September 30, 2004)	$5.74	$4.80
Second Quarter (ended June 30, 2004)	$6.87	$5.19
First Quarter (ended March 31, 2004)	$6.65	$4.71
      The last reported sale price of the common stock on the NYSE on March 15, 2006 was $11.95. As of March 15, 2006, there were approximately 106 shareholders of record of the common stock.
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
      The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. The selected consolidated statement of operations and balance sheet data are derived from our audited financial statements. The audited consolidated financial statements for certain of these periods are included elsewhere in this annual report. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified in their entirety by, our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this annual report.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Consolidated Statement of Operations Data:(1)
Continuing Operations
Total revenues	$165,048	$163,143	$157,528	$166,246	$95,828
Operating expenses(2)	$153,437	$151,895	$146,568	$146,251	$78,898
Operating income	$11,611	$11,248	$10,960	$19,995	$16,930
Net income (loss) from continuing operations	$(1,144)	$(890)	$1,560	$7,083	$6,372
Net income (loss) from continuing operations applicable to common shareholders(3)	$(1,144)	$(1,267)	$(980)	$4,506	$6,372
Earnings (loss) per share applicable to common shareholders before discontinued operations:
Basic	$(0.09)	$(0.10)	$(0.07)	$0.35	$0.50
Diluted	$(0.09)	$(0.10)	$(0.07)	$0.34	$0.50
Discontinued Operations
Net gain (loss) on disposal of discontinued business units, net of income tax expense (benefit)	$3,702	$(5,770)	$—	$—	$—
Income (loss) from operations of discontinued business units, net of income tax expense or (benefit)	$1,937	$375	$(341)	$924	$1,207
Earnings (loss) on discontinued operations:
Basic	$0.43	$(0.41)	$(0.03)	$0.07	$0.09
Diluted	$0.43	$(0.41)	$(0.03)	$0.07	$0.09
Total Earnings (Loss) per Common Share
Basic	$0.34	$(0.51)	$(0.10)	$0.42	$0.59
Diluted	$0.34	$(0.51)	$(0.10)	$0.41	$0.59
Weighted average shares outstanding
Basic	13,105	13,049	12,999	12,975	12,953
Diluted	13,105	13,049	12,999	13,285	13,239

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Consolidated Balance Sheet Data:(1)
Working capital(5)	$22,693	$2,147	$729	$(9,094)	$(6,373)
Assets of discontinued operations	$20,217	$61,757	$63,349	$64,049	$65,302
Assets held for sale	$715	$1,599	$—	$20,555	$7,581
Property and equipment, net	$235,444	$223,132	$204,199	$193,451	$209,157
Total assets	$355,596	$364,612	$353,225	$356,710	$359,649
Notes payable to bank	$—	$—	$—	$52,100	$54,250
Total long-term debt and capital lease obligation	$130,364	$133,211	$128,687	$89,788	$100,304
Debentures due Red Lion Hotels Capital Trust	$47,423	$47,423	$—	$—	$—
Liabilities of discontinued operations	$3,089	$22,879	$23,580	$17,548	$18,419
Long-term debt included with discontinued operations	$2,349	$21,743	$22,749	$16,575	$17,377
Total liabilities	$234,349	$248,225	$201,036	$202,594	$210,834
Preferred stock and related additional paid-in capital	$—	$—	$29,412	$30,131	$30,377
Total stockholders’ equity	$121,247	$116,387	$152,189	$154,116	$148,815
Other Data:(1)
EBITDA(4)(6)	$33,945	$18,268	$25,269	$33,610	$35,352
EBITDA from continuing operations(4)	$23,939	$22,602	$21,628	$29,212	$30,048
Net cash provided by operating activities	$12,559	$10,889	$11,338	$14,306	$16,368
Net cash provided by (used in) investing activities	$10,581	$(21,876)	$(1,310)	$(8,656)	$(22,928)
Net cash provided by (used in) financing activities	$(4,256)	$12,777	$(2,659)	$(9,511)	$7,697

Notes for Selected Financial Data Table

(1)	The consolidated balance sheet data reflects the acquisition of Red Lion Hotels, Inc. as of December 31, 2001. The results of operations for that entity are included in the consolidated statements of operations beginning the day of the acquisition going forward. The comparability of the data is also affected by the change in accounting for goodwill amortization beginning with the year ended December 31, 2002. Lastly, the activities and balance sheet of discontinued operations have been reflected on a comparable basis for all years presented.

(2)	Operating expenses include all direct segment expenses, depreciation and amortization, gain or loss on asset dispositions, hotel facility and land lease, undistributed corporate expenses, and conversion expenses, if any.

(3)	Net income or loss applicable to common shareholders represents net income less earned dividends on preferred stock, if applicable for the period presented.

(4)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is not intended to represent net income as defined by generally accepted accounting principles in the United States and such information should not be considered as an alternative to net income, cash flows from operations or any other measure of performance prescribed by generally accepted accounting principles in the United States.

(5)	Represents current assets less current liabilities, excluding assets and liabilities of discontinued operations and assets held for sale.

(6)	In 2005 the balance includes a gain on the sale of seven hotels and an office building of $10.2 million and a non-cash impairment charge of $4.5 million on four hotels. In 2004 the balance includes a non-cash impairment charge of $8.9 million on four hotels.
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
      However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA from continuing operations excludes the activities of operations we have determined to be discontinued and it does not reflect the totality of operations as experienced for the periods presented. EBITDA, as defined by us, may not be comparable to EBITDA as reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income, which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.

      The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income (loss) for the periods presented:

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands)
EBITDA from continuing operations	$23,939	$22,602	$21,628	$29,212	$30,048
Income tax benefit (expense) — continuing operations	996	876	(51)	(3,860)	(3,788)
Interest expense — continuing operations	(14,352)	(13,828)	(9,679)	(9,389)	(10,667)
Depreciation and amortization — continuing operations	(11,727)	(10,540)	(10,338)	(8,880)	(9,221)

Net income (loss) from continuing operations	(1,144)	(890)	1,560	7,083	6,372
Income (loss) on discontinued operations	5,639	(5,395)	(341)	924	1,207

Net income (loss)	$4,495	$(6,285)	$1,219	$8,007	$7,579

EBITDA(1)(2)	$33,945	$18,268	$25,269	$33,610	$35,352
Income tax benefit (expense)	(2,082)	3,781	132	(4,369)	(4,503)
Interest expense	(15,519)	(15,507)	(11,150)	(10,717)	(12,092)
Depreciation and amortization	(11,849)	(12,827)	(13,032)	(10,517)	(10,323)
Amortization of goodwill	—	—	—	—	(855)

Net income (loss)	$4,495	$(6,285)	$1,219	$8,007	$7,579

(1)	In 2005 the balance includes a gain on the sale of seven hotels and an office building of $10.2 million and a non-cash impairment charge of $4.5 million on four hotels. In 2004, the balance includes a non-cash impairment charge of $8.9 million on four hotels.

(2)	The reconciling items from EBITDA to net income (loss) include the income taxes, interest expense, depreciation and amortization of discontinued operations and therefore cannot be readily derived from the disclosure presented on our Consolidated Statements of Operations. Please refer to Note 3 of the 2005 Consolidated Financial Statements for disclosure of those same line items that are included in calculating the net income (loss) on discontinued operations.
      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment annually and also in the event of an impairment indicator. The adoption of SFAS No. 142 on January 1, 2002, resulted in the elimination of goodwill amortization of $855 thousand for the years ended December 31, 2005, 2004, 2003, and 2002.

      Net income and earnings per share adjusted for goodwill amortization for 2001 compared to fiscal 2005, 2004, 2003 and 2002 is as follows:

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Reported net income (loss) applicable to common shareholders	$4,495	$(6,662)	$(1,321)	$5,430	$7,579
Add back: goodwill amortization, net of tax	—	—	—	—	537

Adjusted net income (loss) to common shareholders	$4,495	$(6,662)	$(1,321)	$5,430	$8,116

Basic earnings (loss) per share:
Reported net income (loss)	$0.34	$(0.51)	$(0.10)	$0.42	$0.59
Goodwill amortization	—	—	—	—	0.04

Adjusted earnings (loss) per share — basic	$0.34	$(0.51)	$(0.10)	$0.42	$0.63

Diluted earnings (loss) per share:
Reported net income (loss)	$0.34	$(0.51)	$(0.10)	$0.41	$0.59
Goodwill amortization	—	—	—	—	0.04

Adjusted earnings (loss) per share — diluted	$0.34	$(0.51)	$(0.10)	$0.41	$0.63

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis should be read in connection with our consolidated financial statements and the notes thereto and the other financial information included elsewhere in this annual report.
Overview
      We operate in four reportable segments: hotels; franchise and management; entertainment; and real estate. The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels. The franchise and management segment is engaged primarily in licensing our brands to franchisees and managing hotels for third-party owners. This segment generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners in exchange for the use of our brands and access to our central services programs. These programs include the reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards. It also reflects revenue from management fees charged to the owners of our managed hotels, typically based on a percentage of the hotel’s gross revenues plus an incentive fee based on operating performance. The entertainment segment derives revenue primarily from ticketing services and promotion and presentation of entertainment productions. The real estate segment generates revenue from owning, managing, leasing and developing commercial retail and office properties and multi-unit residential properties.

      A summary of our consolidated results, balance sheet data and hotel statistics as of and for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except % and
	per share data)
Consolidated statement of operations data:
Hotels revenue(1)	$146,125	$142,424	$138,286
Direct margin(2)	$28,119	$26,191	$25,648
Direct margin %	19.2%	18.4%	18.5%
Franchise and management revenue	$2,860	$2,575	$4,934
Direct margin(2)	$2,208	$1,440	$3,706
Direct margin %	77.2%	55.9%	75.1%
Entertainment revenue	$9,827	$11,615	$7,980
Direct margin(2)	$1,432	$1,163	$1,006
Direct margin %	14.6%	10.0%	12.6%
Real estate(1)	$5,045	$5,416	$5,209
Direct margin(2)	$1,261	$2,026	$1,964
Direct margin %	25.0%	37.4%	37.7%
Total revenues	$165,048	$163,143	$157,528
Total direct expenses	$131,765	$132,011	$124,917
Depreciation and amortization	$11,727	$10,540	$10,338
Hotel facility and land lease expense	$6,922	$7,219	$7,985
Undistributed corporate expenses	$4,063	$3,273	$2,640
Total operating expenses	$153,437	$151,895	$146,568
Operating income	$11,611	$11,248	$10,960
Operating income %	7.0%	6.9%	7.0%
Interest expense	$14,352	$13,828	$9,679
Income (loss) from continuing operations before income taxes	$(2,140)	$(1,766)	$1,611
Income tax expense (benefit)	$(996)	$(876)	$51
Income (loss) from discontinued operations	$5,639	$(5,395)	$(341)
Net income (loss)	$4,495	$(6,285)	$1,219
Preferred stock dividend	$—	$(377)	$(2,540)
Income (loss) applicable to common shareholders	$4,495	$(6,662)	$(1,321)
Continuing operations earnings (loss) per common share — diluted	$(0.09)	$(0.10)	$(0.07)
Earnings (loss) per common share — diluted	$0.34	$(0.51)	$(0.10)
Common size operations data:(3)
Revenues:
Hotels	88.5%	87.3%	87.8%
Franchise and management	1.7%	1.6%	3.1%
All other segments	9.8%	11.1%	9.1%

Total revenues	100.0%	100.0%	100.0%

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except % and
	per share data)
Operating expenses
Hotels	71.5%	71.2%	71.5%
Franchise and management	0.4%	0.7%	0.8%
All other segments	7.9%	9.0%	7.0%
Depreciation and amortization	7.1%	6.5%	6.6%
Hotel facility and land lease expense	4.2%	4.4%	5.1%
All other operating expenses	1.9%	1.3%	2.0%

Total operating expenses	93.0%	93.1%	93.0%

Interest expense	8.7%	8.5%	6.1%
Income tax expense (benefit)	(0.6)%	(0.5)%	0.0%
Net income (loss) from continuing operations	(0.7)%	(0.5)%	1.0%
Income (loss) applicable to common shareholders	2.7%	(4.1)%	(0.8)%
Other operating data:
EBITDA	$33,945	$18,268	$25,269
EBITDA from continuing operations	$23,939	$22,602	$21,628
Net cash provided by operating activities	$12,559	$10,889	$11,338
Net cash provided by (used in) investing activities	$10,581	$(21,876)	$(1,310)
Net cash provided by (used in) financing activities	$(4,256)	$12,777	$(2,659)

(1)	Represents results of continuing operations.

(2)	Revenues less direct operating expenses.

(3)	Balance as a percentage of total revenues.

	December 31,

	2005	2004	2003

	(In thousands, except per share data)
Consolidated balance sheet data: (end of year)
Working capital(1)	$22,693	$2,147	$729
Assets of discontinued operations	$20,217	$61,757	$63,349
Property and equipment, net	$235,444	$223,132	$204,199
Total assets	$355,596	$364,612	$353,225
Liabilities of discontinued operations	$3,089	$22,879	$23,580
Total long-term debt	$130,364	$133,211	$128,687
Debentures due Red Lion Hotels Capital Trust	$47,423	$47,423	$—
Total liabilities	$234,349	$248,225	$201,036
Preferred stock and related additional paid-in capital	$—	$—	$29,412
Total stockholders’ equity	$121,247	$116,387	$152,189

(1)	Represents current assets less current liabilities, excluding assets and liabilities of discontinued operations and assets held for sale.

      Key hotel and restaurant segment revenue data from continuing operations are as follows (in thousands):

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Hotels segment revenues:
Room revenues	$96,295	$91,140	$86,162
Food and beverage revenues	45,659	46,614	47,089
Amenities and other department revenues	4,171	4,670	5,035

Total hotels segment revenues	$146,125	$142,424	$138,286

      System wide performance statistics are as follows:
Comparable Hotel statistics:

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003

	Average			Average			Average
	Occupancy(3)	ADR	RevPAR	Occupancy(3)	ADR	RevPAR	Occupancy(3)	ADR	RevPAR

Owned or Leased Hotels:
Continuing Operations	61.8%	$73.76	$45.61	60.4%	$71.31	$43.06	57.5%	$70.94	$40.82
Discontinued Operations	44.6%	$63.87	$28.48	43.0%	$61.46	$26.45	46.7%	$57.46	$26.81

Combined Owned or Leased Hotels	59.7%	$72.84	$43.48	58.2%	$70.40	$40.99	55.1%	$68.35	$37.65

System-wide(1)	60.1%	$73.93	$44.45	58.8%	$71.52	$42.08	55.2%	$70.59	$38.94

Red Lion Hotels(2)	60.5%	$72.41	$43.80	59.3%	$70.19	$41.60	56.0%	$69.54	$38.92

(1)	Includes all hotels owned, leased, managed or franchised for greater than one year by Red Lion Hotels Corporation. No adjustment has been made for hotels classified as discontinued operations.

(2)	Includes all hotels owned, leased, managed or franchised for greater than one year that are operated under the Red Lion brand name. No adjustment has been made for hotels classified as discontinued operations.

(3)	The total available rooms used to calculate average occupancy includes rooms taken out of service for renovation.
Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Revenues
      Hotel segment revenues from continuing operations for the twelve months ended December 31, 2005 increased 2.6% or $3.7 million, to $146.1 million compared to $142.4 million for the year ended December 31, 2004. The increase was primarily due to growth of about $5.2 million in room revenue between comparable periods, or 5.7%. Average occupancy for owned and leased hotels that are part of continuing operations was up 1.4 percentage points for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The total available rooms used to calculate average occupancy includes rooms taken out of service for renovation. In addition, ADR was up 3.4% to $73.76. The resulting $45.61 RevPAR from owned and leased hotels that are part of 2005 continuing operations was 5.9% higher than RevPAR of $43.06 in 2004. These increases were partially offset by declines of $955 thousand in food and beverage revenue as compared to the year ended December 31, 2004, primarily related to a decrease in banquet revenue related to less convention group business in 2005. Incidental revenues from guest amenities and other sources of revenue for the hotel segment were down $499 thousand between comparative periods.

      Many of our hotels continue to show increases in occupancy and ADR, which is driving strong profit growth for our rooms departments and strength in our hotels overall. As we invest to renovate our Red Lion hotels, we expect positive impacts from these upgrades. We have completed renovations including new plush pillow top mattresses and upgraded linen and pillow packages and have begun room renovations in several hotels including floor coverings, case goods, bathroom upgrades and shower heads. Guest reaction to renovations in the hotels has been positive and the aggregate ADR for those properties under renovation has increased. For example, in the fourth quarter of 2005, the company substantially completed room renovations at three of its hotels. RevPAR at these hotels during the fourth quarter increased 14.5% in the aggregate, driven by an increase of 9.4% in ADR and a 2.7 point increase in occupancy.
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
      We believe 2005 was a period of strong growth for us in the hotels segment and we saw improvement in its underlying fundamentals. Our product and service have gained momentum, consumer demand is steady or growing in many of our markets, and our active management of ADR has proved successful. This is all before we have completed the significant renovation of most of our hotels. We believe the lodging industry as a whole will continue to see increases in ADR and RevPAR in 2006 and into 2007. These expectations appear consistent with the overall national trends in the lodging industry.
      Our strategy had been to initially increase occupancy through strategic marketing and investment in our properties, and then to increase rates as demand increases for our rooms. For six consecutive quarters through June 2005, we increased occupancy. We built on this demand by increasing the average daily rate during 2005 in the majority of our markets. We believe that the combined effect of this strategy was that RevPAR for our hotels, increased during 2005 at a faster rate than for many of the hotels in our markets that we consider direct competitors.
      Our brand strengthening initiatives, marketing efforts and technological upgrades are achieving desired results. We continue to increase the number of reservations we receive through electronic distribution systems that include our own branded websites and third-party internet channels (alternative distribution systems or ADS). Our central reservations and distribution management technology allows us to manage the yield on these ADS channels on a real-time, hotel-by-hotel basis. We have merchant model agreements with leading ADS providers, which typically entitle the provider to keep a fixed percentage of the price paid by the customer for each room booked. This allows us to maximize the yield of a typically lower rated market segment. Our focus on driving customers to our branded website has made it one of our fastest growing sources of online reservations during 2005, allowing us to further maximize our yield on those types of bookings. Our success reflects our management of these distribution channels and our merchant model agreements.
      Through 2004 and 2005, we continued to increase bookings as a result of our focus on direct sales, the “Stay Comfortable” advertising campaign and the “We Promise or We Pay” branded website booking initiative. The “We Promise or We Pay” initiative is designed to encourage guests to book on our branded website, www.redlion.com. Through this initiative, we guarantee to our guests that our branded websites will provide the lowest rate available compared to non-opaque ADS channels. We also launched a marketing campaign designed specifically to increase awareness of our Net4Guests and room amenity upgrade programs known as “Stay Comfortable.” Net4Guests provides hotel guests and GuestAwards frequency program members access to free high speed wireless internet.
      Revenue from the franchise and management segment in 2005 was up $285 thousand over 2004, related primarily to two additional franchise agreements in place during the second quarter of 2005, partially offset by one less management contract in place during 2005 and certain franchise termination fees received in 2004.

      Entertainment segment revenue was down 15.4% for the comparative periods. The decrease was primarily due to the fourth quarter presentation of a six week “net” production of Disney’s The Lion King, for which it received commissions for tickets sold and other fees, and incurred only limited expenses. Comparatively, the entertainment division generated substantially less revenue but substantially more profit on The Lion King than it did on the two shows it presented on a “gross” basis in the fourth quarter of 2004, for which it realized all the revenues but also incurred all the expenses. Ticketing revenues increased during the year which offset part of the decrease in show revenues.
      Revenue from our real estate segment in 2005 was down $371 thousand from 2004, due to lower commission fees (primarily in the first quarter of 2005), lower development fees between comparative periods, and lower real estate management fees for low income housing projects during 2005.

Operating Expenses
      In the aggregate, operating expenses for the year ended December 31, 2005 increased $1.5 million or 1.0% to $153.4 million from $151.9 million in 2004. This compares to a 1.2% increase in total revenues between comparative periods. Operating expenses include direct operating expenses for each of the operating segments, hotel facility and land lease expense, depreciation, amortization, gain or loss on asset dispositions, conversion expenses, if any, and undistributed corporate expenses. Resulting operating income was $11.6 million for the twelve months ended December 31, 2005, as compared to $11.2 million for the twelve months ended December 31, 2004. Direct hotel expenses increased $1.8 million or 1.5% between comparative periods. The direct margin for the hotels grew from 18.4% of hotel revenues in 2004 to 19.2% in 2005. The increased revenue and margin resulted in a 7.4%, or $1.9 million, increase in hotel profitability. Hotel room related costs accounted for approximately $1.7 million of the increase in direct hotel expenses, commensurate with the increase in the number of occupied rooms. Food and beverage costs were down $360 thousand, in step with the decrease in revenues and lower food costs. The remainder of the increase in direct hotels segment costs resulted from increased sales related costs, including marketing charges and compensation related to revenue performance, increased utility costs, benefits expense related to the company’s health care plan early in 2005 and other administrative costs directly related to the hotels.
      Direct costs for the franchise and management segment decreased $483 thousand, related to lower labor, travel and advertising costs in 2005. The entertainment segment direct costs decreased $2.1 million during 2005. Expenses related to the presentation of shows for WestCoast Entertainment accounted for a decrease of $2.7 million of costs due to the number of shows presented as discussed earlier, however ticketing related expenses increased by $289 thousand for the comparative period. Real estate segment direct expenses from continuing operations increased 11.6% primarily related to payroll and operational costs for the company’s commercial properties.
      Facility and land lease expense was lower between comparable periods due to the reduced lease expense from having purchased the previously leased Red Lion Bellevue Inn property. Depreciation and amortization increased $1.2 million or 11.3% between the year ended December 31, 2005 and the year ended December 31, 2004. The increase was primarily related to our capital improvement plan. For the year ending December 31, 2005 and 2004, the net gain recognized on asset disposals included the recognition of deferred gains over time on both a previously sold office building and a hotel. A gain of $293 thousand was recorded for the sale of a 50% interest in our Kalispell Center and Mall to an unrelated third party and a $79 thousand gain related to the sale of four condominiums during the third quarter of 2005. During 2005, gains were partially offset by a small loss on certain personal property disposed of as part of the company’s reinvestment plan.
      Undistributed corporate expenses for the year ended December 31, 2005 were $4.1 million compared to $3.3 million for the year ended December 31, 2004. The increase of $790 thousand was primarily due to higher payroll costs, costs associated with options issued to directors as part of the Board compensation plan, and costs associated with compliance with the Sarbanes-Oxley Act paid to outside consultants. Undistributed corporate expense includes general and administrative charges such as corporate payroll, legal expenses, contributions, directors and officers insurance, bank service charges, outside accountants and consultants’ expense, and investor relations charges. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not distributed to those segments. In contrast, costs more directly related to our business segments such as accounting, human resources and information technology are distributed out to operating segments and are included in direct expenses.

Interest Expense
      Interest expense for the year ended December 31, 2005 was $14.4 million compared to $13.8 million for the year ended December 31, 2004. Total outstanding interest bearing debt, including our debentures due Red Lion Hotels Capital Trust, was higher in 2005 as compared to 2004 due primarily to the trust preferred offering in February 2004. The trust preferred debentures were in place for all twelve months in 2005. The average pre-tax interest rate on debt during the comparative periods was 7.9%. We had no material borrowings during either comparative period on our revolving credit facility. During the fourth quarter of 2005, the company refinanced the debt for one of its hotel properties.

Income Taxes
      Income tax benefit on continuing operations for 2005 was $996 thousand and for 2004 was $876 thousand. The experienced rate on pre-tax net income differed from the statutory combined federal and state tax rates primarily due to the utilization of certain incentive tax credits allowed under federal law.

Discontinued Operations
      In connection with the November 2004 announcement of plans to invest to improve comfort, freshen décor and upgrade technology at our hotels, we implemented a plan to divest 11 non-strategic owned hotels, one real estate office building and certain other non-core properties including five condominium units and certain parcels of excess land (collectively these assets are referred to herein as “the divestment properties”). Each of the divestment properties meets the criteria to be classified as an asset held for sale. In addition, the activities of those 11 hotels and the real estate office building are considered discontinued operations under generally accepted accounting principles. Depreciation of these assets, if previously appropriate, has been suspended.
      We completed the sale of seven of the 11 hotels and the real estate office building during 2005, with gross proceeds of $52.8 million, resulting in a gain on disposition of discontinued operations of $10.2 million before taxes. The net impact on consolidated earnings of the activities of the discontinued operations was $5.6 million of net income for 2005, net of income tax expense. This included $2.0 million of aggregate net income from the 11 hotels and $3.6 million of net income from the commercial building. Gains related to the sale of seven of the hotel properties and office building during the year accounted for $6.6 million (net of tax expense) of net income from discontinued operations offset by the recording of an additional impairment loss of $2.9 million (net of tax expense) for four hotel properties. This compares to the year ended 2004 for which the discontinued operations had a $5.4 million net loss including the tax benefit. The 2004 results included aggregate activity of the 11 hotels of a $25 thousand net income offset by the recording of an impairment loss of $5.8 million (net of tax benefit) and $350 thousand net income from the office building.

Net Income and Income Applicable to Common Shareholders
      Net income increased $11.2 million between comparable periods. The higher net income was primarily due to the net gains on the sale of seven of the divested hotels properties and office building discussed previously, and the effect of the impairments taken in 2004.

Earnings Per Share
      Earnings per share for the year ended December 31, 2005 were $0.34 compared to a loss of $0.51 per share for 2004. The net income applicable to common shareholders increased $11.2 million as described above, while the number of weighted average common shares outstanding in both periods remained relatively consistent.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Revenues
      Hotel segment revenues from continuing operations for the year ended December 31, 2004 increased $4.1 million, or 3.0%, to $142.4 million compared to $138.3 million for the year ended December 31, 2003. The increase was primarily due to growth of about $5.0 million in room revenue between comparable periods, or 5.8%. Occupied rooms increased 2.9 points in 2004 compared to 2003 and ADR was up $0.37 to $71.31. The resulting $43.06 RevPAR from owned and leased hotels that were part of 2004 continuing operations was $2.24 higher than RevPAR in 2003 of $40.82. These increases were partially offset by declines of $475 thousand in food and beverage revenue as compared to 2003, primarily due to the closure of one of our hotel restaurants. Incidental revenues from guest amenities and other sources were also down $365 thousand, primarily related to the closure of one of our hotel gift shops, lower telephone revenue and lower movie rental revenue.
      2004 was also a period of strong growth for us. Demand suffered significantly early in 2003 due, in our opinion, to declining business and excursion travel resulting from national economic challenges, personal spending cutbacks and national security threats. We believe that our operating results reflect that our hotels segment began to stabilize during the third quarter of 2003 and continued these positive trends through 2004. Our occupancy gains during each month of 2004 compared to the same periods in 2003 substantiate this belief. These results were typical of the overall national trends. During the third and fourth quarters of 2004, our revenue results were indicative of better regional demand for mid-scale and upper mid-scale hotel rooms and our ability to service that demand through our system of hotels. We also believe the rebranding of 22 hotels from WestCoast to Red Lion hotels, which was completed in the first quarter of 2003, continued to have a positive effect.
      Our strategy in 2004 was to increase occupancy through strategic marketing and investment in our properties, and then to increase rates as demand increased for our rooms in 2005. Our occupancy increased year on year for each month of 2004. We also were able to increase aggregate ADR for our owned and leased hotels that are part of continuing operations during 2004. We believe that the combined effect of this strategy was that RevPAR for our hotels increased at a faster rate during 2004 than for many of the hotels in our markets that we consider direct competitors. Also in 2004, we continued to receive a higher percentage of our reservations through electronic distribution systems that include our own branded website and third-party internet channels (alternative distributions system or ADS). During 2004, we experienced higher system wide ADR compared to 2003 by $0.93. At the same time, our system wide occupancy grew from 55.2% to 58.8% between comparative years.
      In addition, through 2004 we continued to increase bookings as a result of our focus on direct sales, “Stay Comfortable” advertising campaign and the “We Promise or We Pay” branded website booking initiative. We increased reservation contribution, measured in terms of revenue, to system hotels to 34% during 2004 from 26% during 2003. We also began to see the positive effects of our launch of “Net4Guests,” our privately-labeled wireless internet service during the third quarter of 2004 and into the fourth quarter. Net4Guests provides hotel guests and GuestAwards frequency program members access to free high speed wireless internet. In 2004 we initiated our capital improvement program which significantly improved room amenities with new pillow-top beds and an upgraded pillows and linens package.
      Franchise and management revenue for the year ended December 31, 2004 decreased by $2.3 million, or 47.8%, to $2.6 million compared to $4.9 million for the year ended December 31, 2003. Net changes in franchise fee income accounted for a portion of this change, with an average of 27 franchises in place during 2003 compared to an average of 22 during 2004. Revenue from management of third party hotels, included in this segment, was up $201 thousand in 2004 to $2.1 million from $1.9 million in 2003 due to termination fees paid in 2004.
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
      Real estate revenue from continuing operations was up 4.0% to $5.4 million for the year ended December 31, 2004 compared to $5.2 million for 2003. Overall, the segment experienced increased revenues from fees earned on three new management and development projects during 2004 that were in place for only a portion of 2003. It also experienced increased leasing occupancy, and increased management fees for real estate projects. These improvements were offset by slightly lower commission revenue, fewer achieved percentage rents, and lower rental rates at an owned facility.

Operating Expenses
      In the aggregate, total expenses before undistributed corporate expenses for the year ended December 31, 2004 increased to $148.6 million from $143.9 million for 2003. This represents an increase of $4.7 million or 3.3% between periods. These direct expenses include direct operating expenses for each of the operating segments, depreciation, amortization, gain or loss on asset dispositions and conversion expenses, if any.
      Direct hotel segment direct expenses increased $3.5 million from $112.7 million in 2003 to $116.2 million for the year ended December 31, 2004. Hotel room related costs were up about $2.1 million between comparative periods due primarily to labor costs for additional hotel staffing related to higher guest service levels and direct sales efforts, promotional activities, the costs of the Net4Guests program, and the general increased costs associated with higher occupancies. Also, our hotels experienced an overall 4.3% increase in utility costs, maintenance costs, and sales department related expenses. Medical benefits and worker’s compensation costs also contributed to the increase. Food and beverage costs were down $799 thousand, resulting from lower labor costs and the positive effects of our core menu program. Facility and land lease expense was down $140 thousand due to the reduced lease expense from having purchased the Yakima and Bellevue properties, partially offset by the increase in lease expense related to the sale leaseback of the River Inn property.
      Direct costs for the franchise and management segment were down $93 thousand between comparative periods due to labor savings and cost containment in 2004. The entertainment segment direct costs increased $3.5 million in connection with the additional Broadway presentations in 2004 noted above, reduced profitability in certain operating areas due to non-scalable labor costs, increases in ticketing activity requiring more labor, and advertising costs for the 2004/2005 Broadway season. Real estate segment direct expenses from continuing operations were down $145 thousand on consistent activity between periods. Other direct expenses also remained consistent between periods.
      Depreciation and amortization increased $202 thousand or 2.0% between 2004 and 2003, for two primary reasons. The operating results for 2003 reflected a depreciation catch up adjustment of $2.1 million for certain assets previously held for sale in Spokane, Washington and Kalispell, Montana, for which no such adjustment existed in 2004. This was offset by the effect of depreciation on capital additions which added to the depreciable base of property and equipment.
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

Operating Income
      Operating income from continuing operations increased by $288 thousand or 2.6% from $11.0 million for 2003 to $11.2 million for 2004. During the first two quarters of 2004 we experienced a decline in operating income primarily due to increased costs in our operating segments for the reasons previously discussed. During the third and fourth quarters of 2004 operating income rebounded, due to strong revenue increases in our hotel operating segment for the reasons previously discussed, with aggregate costs remaining steady and proportionate to the revenue base. This rebound more than offset the declines from the first two quarters.

Interest Expense
      Interest expense for the year ended December 31, 2004 was $13.8 million compared to $9.7 million for the year ended December 31, 2003. The increase of $4.1 million, or 42.9%, was due to a greater average amount of outstanding interest bearing debt, primarily in connection with the addition of the $47.4 million of debentures issued during the first quarter of 2004 to Red Lion Hotels Capital Trust (“the Trust”), a Delaware statutory trust sponsored by us. A majority of the proceeds from the debentures were used to retire our then existing preferred stock and eliminate the ongoing dividend requirement of those securities. While these debentures reflect a 9.5% rate, the interest is tax deductible under current U.S. Federal tax law giving them an effective post tax rate of approximately 6.2%.

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

Discontinued Operations
      In connection with our November 2004 announcement of plans to invest to improve comfort, freshen décor and upgrade technology at our hotels, we implemented a plan to divest 11 of our non-strategic owned hotels, one of our real estate office buildings and certain other non-core properties (collectively referred to as “the divestment properties”). The activities of those 11 hotels and the real estate property are considered discontinued operations under generally accepted accounting principles.
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
      Also in November 2004, the 11 hotels and the office building were reclassified as assets held for sale, specifically designated as discontinued operations. All of the results of operations of these 11 hotels and office building have been reclassified from continued operations to discontinued operations in the consolidated statements of operations. Depreciation of these assets, if previously appropriate, has been suspended. For comparative purposes, for periods prior to 2004 the balance sheet and operations activity for the properties considered discontinued has been reclassified to conform to the 2004 presentation.
      The net impact on consolidated earnings of the activities of the discontinued operations was $375 thousand of net income for the year ended December 31, 2004, including tax impact. This included $25 thousand of aggregate net impact from the 11 hotels and $350 thousand of net impact from the office building. This compares to the year ended December 31, 2003 for which the discontinued operations had a net impact on consolidated earnings of a $341 thousand net loss including tax impact. The 2003 balance includes aggregate activity of the 11 hotels of a $486 thousand net loss and a $145 thousand net income from the office building.

Net Income (Loss) and Loss Applicable to Common Shareholders
      The net loss for the year ended December 31, 2004 was $6.3 million, compared to net income of $1.2 for the year ended December 31, 2003. The lower net income was primarily the result of the $5.8 million net of tax impairment discussed above and increased interest expense due to the trust preferred offering in the first quarter of 2004, partially offset by stronger performance in our operating segments for the reasons previously discussed.
      Due to the retirement of all of our Series A and Series B preferred stock in February 2004, preferred stock dividends decreased $2.2 million between 2003 and 2004. As a result, the increase in interest expense was partially offset by the decrease in preferred stock dividends. The resulting net loss applicable to common shareholders was $6.7 million for 2004 compared to $1.3 million for 2003.

Earnings Per Share
      The loss per share for 2004 was $0.51 compared to a loss of $0.10 per share for 2003. The net loss applicable to common shareholders increased $5.3 million as described above, while the number of weighted average common shares outstanding in both periods remained relatively consistent.
Liquidity and Capital Resources
      We believe that our actions to date have strengthened our financial position, particularly in the long term. The divestment plan is well underway and has been successful to date. Through March 15, 2006, sales of eight of the hotel properties, one portion of another hotel, and the office building have closed. Those actions also include the 2005 refinance of our existing bank line-of-credit into an expanded operating and investment credit facility, the sale of 50% of our Kalispell Center project, the closing of the $46 million offering of trust preferred securities in the first quarter of 2004, and the elimination of our preferred stock and its associated dividend requirements. We have also made significant investments in our hotel improvement program focused on increasing customer comfort, freshening decor, and modernizing with new technology. We believe our improvements have strengthened and will continue to strengthen our financial position and the value of the Red Lion brand.
      As we enter 2006, our cash balances are available to fund our reinvestment into our continuing operations. In general, we expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions, renovations and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including our credit facility, the issuance of debt or equity securities and joint ventures. As discussed elsewhere in this report, we are also committed to completing the sale of the remaining non-core assets to help fund the remainder of our reinvestment plan in the hotels.
      On February 9, 2005, we modified our existing bank credit facility with Wells Fargo Bank by entering into a First Amended and Restated Credit Agreement. The agreement allows for borrowings of up to $4.0 million at 1% over the bank’s prime rate capacity for working capital and is available through February 2007. We currently have no borrowings outstanding under this agreement and have not had material amounts outstanding since early in 2004. On March 27, 2006, we entered into a revised credit agreement further discussed below.
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
      Historically, our cash and capital requirements have been satisfied through cash generated from operating activities, borrowings under our credit facilities and the issuance of debt and equity securities. We believe cash flow from operations, borrowings under credit facilities, the issuance of debt or equity securities and existing cash on hand will provide adequate funds for our working capital needs, planned capital expenditures, debt service and other obligations for the foreseeable future.
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
      Cash flow from operations, which includes the cash flows of business units identified as discontinued operations, for the year ended December 31, 2005, totaled $12.6 million compared to $10.9 million for 2004. Net income, after reconciling adjustments to net cash provided by operations (such as non-cash income statement impacts like gains on disposals, impairment loss, depreciation, loan fee write-offs, the deferred tax provision, other gains and losses on assets, and the provision for doubtful accounts) totaled $8.0 million in 2005. For 2004 net income adjusted for those same items totaled $13.7 million. Working capital changes, including restricted cash, receivables, accruals, payables, and inventories, added $4.5 million in cash during 2005. This was predominantly due to a decrease in accrued expenses including taxes payable on the gains recognized in 2005 and a decrease in prepaid expenses, an increase in accounts payable, partially offset by an increase in accounts receivable and restricted cash. In 2004, changes in working capital items accounted for a $2.8 million in negative cash flow.
      Net cash provided by investing activities was $10.6 million for the year ended December 31, 2005. Net cash used in investing activities was $21.9 million for the year ended December 31, 2004. Cash additions to property and equipment totaled $22.9 million in 2005 compared to $21.9 million in 2004. However capital additions for 2004 included $8.7 million of cash paid related to the acquisition of the Yakima and Bellevue properties under option agreements. Actual cash additions for capital improvements for 2004 were $13.2 million. Net cash proceeds from the disposal of assets, including those classified as discontinued operations, totaled $32.8 million for 2005. The other major variances between the two periods were the $1.4 million investment in the Trust described elsewhere, the $2.1 million advance to the Trust to cover the trust preferred offering costs, and the collection of a balloon payment under a note receivable, all in 2004.
      Net financing activities used $4.3 million in cash during the year ended December 31, 2005, including debt pay downs of $12.0 million and borrowings of $7.9 million. The borrowings were related to the refinance of a $3.6 million term note and a $3.7 million term note, the payments of which was included in the debt pay downs for the year. The pay downs of debt also included $4.7 million of scheduled principal payments. This compares to the year ended December 31, 2004 which shows cash provided by financing of $12.8 million. This includes $47.4 million in proceeds from the debenture sale, offset by $29.4 million paid to redeem the Series A and Series B preferred shares. We also paid $1.0 million in preferred dividends during the first quarter of 2004, had scheduled principal payments on long-term debt of $4.5 million and no net activity under the credit facility note payable to bank.
      At December 31, 2005 we had $28.7 million in cash and cash equivalents for continuing operations. We also had $8.8 million of cash restricted under securitized borrowing arrangements for future payment of furniture, fixtures and equipment, repairs, insurance premiums and real and personal property taxes, or by agreement. At December 31, 2005, $27.0 million of the cash and cash equivalent balance was held in short-term, liquid investments readily available for our use. At December 31, 2004, we had $13.7 million in cash and cash equivalents for continuing operations, including $4.1 million of cash restricted under securitized borrowing arrangements for future payment of furniture, fixtures and equipment, repairs, insurance premiums and real and personal property taxes. At December 31, 2004, $7.5 million of the cash balance was held in short-term, liquid investments readily available for our use. Cash and cash equivalents included with assets of discontinued operations were $66 thousand and $334 thousand as of December 31, 2005 and December 31, 2004, respectively.

Financing
      Since October 2003, we have maintained our primary revolving credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”). The agreement then provided a revolving credit facility with a total of $10 million in borrowing capacity. This included two revolving lines of credit: Line A allowed for maximum borrowings of $7.0 million and was collateralized by personal property and five owned hotels. Line B allowed for maximum borrowings of $3.0 million and was collateralized by personal property. Line B expired in October 2004 and was not renewed. Interest under the line was computed based, at the Company’s option, upon either the bank’s prime rate or certain LIBOR rates. The agreement was amended in December 2004.
      On February 9, 2005, we modified the bank credit facility by entering into a First Amended and Restated Credit Agreement. The new agreement included a revolving credit facility with a total of $20.0 million in borrowing capacity for working capital purposes. This included a $4.0 million line-of-credit secured by the Company’s personal property and two hotels (“New Line A”) and a $16.0 million line of credit secured by the Company’s personal property and seven hotels that the Company then held for sale (“New Line B”). Since the properties that secured New Line B were sold in 2005, New Line B expired unused. New Line A has a maturity date of January 3, 2007.
      Interest under New Line A is set at 1% over the bank’s prime rate and does not require any principal payments until its maturity date. The agreement contains certain restrictions and covenants, the most restrictive of which required the Company to maintain a minimum tangible net worth of $115 million, a minimum EBITDA (as defined by the bank) coverage ratio of 1.25:1, and a maximum funded debt to EBITDA ratio of 6.25:1 for 2004 and 5.75 for 2005. At December 31, 2005 and 2004 the Company was in compliance with the covenants in effect as of those dates under the credit agreement.

      The company’s last material borrowing under the credit agreement was during the first quarter of 2004, with the maximum amount borrowed during that quarter of $4.0 million. These borrowings were made prior to the close of the trust preferred offering in February 2004. No amounts were outstanding under any portion of the credit agreement at December 31, 2005 or 2004.
      On March 27, 2006, we entered into a revised credit agreement with Wells Fargo, providing for a revolving credit facility with a total of $10.0 million in borrowing capacity for working capital purposes. This included a $6.0 million line-of-credit secured by two hotels (“Revised Line A”) and a $4.0 million line of credit secured by the Company’s personal property (“Revised Line B”). Interest under Revised Line A is set at 0.5% over the bank’s prime rate and does not require any principal payments until the end of its two year term. Interest under Revised Line B is set at 1.0% over the bank’s prime rate and does not require any principal payments until the end of its one year term. The revised agreement contains certain restrictions and covenants, the most restrictive of which required the Company to maintain a minimum tangible net worth of $120 million, a minimum EBITDA (as defined by the bank) coverage ratio of 1.25:1, and a maximum funded debt to EBITDA ratio of 5.25:1.
      In March 2005 we completed the refinance of an office building and secured related financing to facilitate the redevelopment of the project. We borrowed approximately $3.9 million under a term debt arrangement collateralized by the real estate property. In addition, we may borrow another $6.2 million under the agreement to finance the redevelopment of the office building. The note carries a 6.25% interest rate fixed for the construction period and for the first five years of the term. After that it is adjustable in five year intervals based upon treasury rates. The note is being paid interest only through the construction period. The note is due in full on or before October 1, 2032 and is prepayable, in whole or in part, with no penalty. Also in connection with that project, on March 31, 2005, we repaid approximately $3.7 million of principal due under a term debt arrangement. The note was collateralized by real property including an office building, carried an interest rate of 9.0%, and was due on April 1, 2010. However the note was pre-payable on April 1, 2005 without penalty. In October 2005, the Company refinanced, with another lender at similar terms, a $3.6 million bank term loan secured by a hotel that was coming due with a balloon payment.
      As of December 31, 2005, we had debt obligations of $180.1 million, of which 70.1%, or $126.2 million, were fixed rate debt securities secured primarily by individual properties. $47.4 million of the Trust debt obligations are uncollateralized and at a fixed rate, making a total of 96.4% of our debt fixed rate obligations.
Other Matters

Assets Held for Sale
      In connection with the November 2004 announcement of the hotel renovation plan to improve comfort, freshen décor and upgrade technology at our hotels, we implemented a plan to divest 11 non-strategic owned hotels, one real estate office building and certain other non-core properties including condominium units and three parcels of excess land (collectively these assets are referred to herein as “the divestment properties”). Each of the divestment properties met the criteria to be classified as an asset held for sale. In addition, the activities of those 11 hotels and the real estate office building are considered discontinued operations under generally accepted accounting principles. Depreciation of these assets, if previously appropriate, was suspended. At the time of the decision to divest from these assets, a net of tax impairment charge of $5.8 million on four of the hotel properties was recorded.
      During 2005, we completed the sale of seven of the hotels, the office building, and certain non-core real estate assets with gross aggregate proceeds of $52.8 million. The resulting gain on disposition of discontinued operations was $10.2 million. In addition, during 2005 we recorded an additional aggregate impairment of $4.5 million on certain hotel properties. The net overall impact of these transactions, after the effect of income taxes, was a net of tax gain of $3.7 million. Through March 15, 2006 we have closed on the sale of another hotel and a portion of a second one. Each of the remaining properties continues to be listed with a broker with experience in the hotel industry.

Capital Spending
      Key to our growth strategy is the planned reinvestment in our existing owned and leased Red Lion hotels, one of the most significant facility improvement programs in company history. This investment accelerates our ongoing program to improve hotel quality by increasing customer comfort, freshening decor and modernizing with new technology. We believe that by improving the quality of our existing product in areas where customers’ quality expectations are growing, we both position our continuing operations to take advantage of the growth potential in our existing markets, and make the Red Lion brand more attractive for franchise opportunities.
      We are seeking to create an improved guest experience across our hotel portfolio. During the year ended December 31, 2004, we spent a total of $12.6 million on capital improvement programs, including $10.9 million on our hotels segment. During 2005, we spent approximately $23.2 million on capital improvement programs, including $19.6 on our hotels segment. During 2006, we expect to spend over $32.0 million on capital improvements to complete our initial reinvestment plan with a focus on our hotels segment, primarily in guest contact areas.

Franchise and Management Contracts
      In 2005 we entered into two new franchise agreements, the Red Lion Hotel on the River — Jantzen Beach and the Red Lion Hotel in Tacoma. In addition, in connection with the sale of four of the seven hotel properties discussed in Asset Dispositions below, we entered into short term franchise agreements to facilitate the operation of those hotels during the transition to another brand. Also during 2005, our agreements with the Red Lion in Jackson, Wyoming and the Red Lion Hotel Silverdale expired. There were no other material changes in franchise or management contracts during 2005.
Acquisitions
      There were no hotels acquired or other material operating acquisitions during 2005.

Asset Dispositions
      During 2005, we completed the sale of seven hotels, a commercial building, and certain non-core real estate assets with gross aggregate proceeds of $52.8 million. The resulting gain on disposition of discontinued operations was $10.2 million. Through March 15, 2006, we have closed on the sale of another hotel and a portion of a second one. Each of the remaining properties continues to be listed with a broker with experience in the hotel industry.
      In July 2005, we closed the sale of a 50% interest in our Kalispell Center retail and hotel complex to an unrelated third party for $6.3 million, resulting in a net gain of $293 thousand. We continue to manage the retail component of the complex. We also are leasing back the WestCoast Kalispell Center Hotel, which will be re-branded the Red Lion Kalispell Hotel after undergoing $4.0 million in improvements to expand and renovate the hotel. We continue to consolidate the operations of the Kalispell Center retail and hotel complex for financial accounting purposes.
      There were no other significant asset dispositions during 2005.

OP Units Transaction Subsequent to December 31, 2005
      We are the general partner of Red Lion Hotels Limited Partnership (“RLHLP”). We consolidate this entity and, at December 31, 2005, we owned approximately 97.8% of 13,274,231 outstanding operating partnership units (“OP Units”). Under RLHLP’s Agreement of Limited Partnership, as amended, the limited partners have the right to put their OP Units to RLHLP, in which event either (a) RLHLP must redeem the units for cash, or (b) we, as general partner, must acquire them for cash or in exchange for an equal number of shares of our common stock. Subsequent to December 31, 2005, two holders of the OP Units elected to put an aggregate of 143,498 OP Units to the RLHLP. We elected to acquire those OP Units in exchange for 143,498 shares of our common stock. We expect the dilution from issuance of the common shares to be partially offset by a reduction in the minority interest for RLHLP that will be reflected in our future financial statements. Therefore, we do not expect that the issuance of this common stock will materially affect our per share operating results.

Preferred Stock and Related Dividends
      Early in 2004, we retired all of the outstanding Series A and Series B Preferred Stock. No dividends were therefore paid in 2005.

Seasonality
      Our business is subject to seasonal fluctuations. Significant portions of our revenues and profits are realized from May through October.

Inflation
      The effect of inflation, as measured by fluctuations in the U.S. Consumer Price Index, has not had a material impact on our revenues or net income during the periods under review.

Contractual Obligations
      The following tables summarize our significant contractual obligations as of December 31, 2005, including contractual obligations of business units identified as discontinued on our consolidated balance sheet, as described in Note 3 to the consolidated financial statements (in thousands):

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt(1)	$144,089	$4,555	$11,953	$13,697	$113,884
Operating leases(2)	91,418	6,457	12,801	12,842	59,318
Debentures due Red Lion Hotels Capital Trust(1)	218,605	4,505	9,010	9,010	196,080

Total contractual obligations(3)	$454,112	$15,517	$33,764	$35,549	$369,282

(1)	Includes estimated interest payments over the life of the debt agreement.

(2)	Operating lease amounts are net of estimated annual sub-lease income totaling $9.9 million annually.

(3)	We are not party to any significant long-term service or supply contracts with respect to our processes. We refrain from entering into any long-term purchase commitments in the ordinary course of business.
Critical Accounting Policies and Estimates
      A critical accounting policy is one which is both important to the portrayal of our company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. All of our significant accounting policies are described in Note 2 to our 2005 consolidated financial statements included with this report. The accounting principles of our company comply with generally accepted accounting principles (“GAAP”). The more critical accounting policies and estimates used relate to:
      Revenue is generally recognized as services are performed. Hotel revenues primarily represent room rental and food and beverage sales from owned and leased hotels and are recognized at the time of the hotel stay or sale of the restaurant services.
      Franchise and management revenues represent fees received in connection with the franchise of our company’s brand names and management fees we earn from managing third-party owned hotels. Such fees are recognized as earned in accordance with the contractual terms of the franchise or management agreements. Other fees are recognized when the services are provided and collection is reasonably assured.

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
New Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This Statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. In April 2005 the U.S. Securities and Exchange Commission (“SEC”) and the FASB delayed the mandatory adoption date of this standard. We will now adopt SFAS No. 123(R) on January 1, 2006, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using an option pricing model. We do not believe the impact of implementing SFAS No. 123(R) on the 2006 consolidated financial statements will be material. The historical impact of the fair value of share based payments are included in Note 2 to the consolidated financial statements.
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
      In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We expect that the impact of the provisions of SAB No. 107 will be identical to that of implementing SFAS No. 123(R).
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 in 2006 to have a material impact on our results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      The following tables summarize the financial instruments held by us at December 31, 2005 and 2004, which are sensitive to changes in interest rates, including those held as a component of liabilities of discontinued operations on our consolidated balance sheet. As of December 31, 2005 we had debt obligations of $180.1 million, of which 70.1%, or $126.2 million, were fixed rate debt securities secured primarily by individual properties. $47.4 million of the debt obligations were uncollateralized debentures due the Trust at a fixed rate, making a total of 96.4% of our debt fixed rate obligations.
      The following table presents principal cash flows for debt outstanding at December 31, 2005, including contractual obligations of business units identified as discontinued on our consolidated balance sheet as described in Note 3 to the consolidated financial statements, by maturity date (in thousands).
Outstanding Debt Obligations

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

Note payable to bank(a)	$—	$—	$—	$—	$—	$—	$—	$—
Long-term debt
Fixed Rate	$3,501	$3,811	$4,125	$4,454	$3,864	$106,400	$126,155	$123,342
Variable Rate	$711	$383	$1,984	$187	$3,293	$—	$6,558	$6,558
Debentures due Red Lion Hotels Capital Trust	$—	$—	$—	$—	$—	$47,423	$47,423	$48,987

(a)	At December 31, 2005 there were no borrowings against our note payable to bank.
      The following table presents principal cash flows for debt outstanding at December 31, 2004, by maturity date (in thousands).
Outstanding Debt Obligations

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Note payable to bank(a)	$—	$—	$—	$—	$—	$—	$—	$—
Long-term debt
Fixed Rate	$7,921	$4,286	$4,598	$4,920	$5,294	$123,695	$150,714	$150,714
Variable Rate	$658	$704	$375	$1,926	$174	$403	$4,240	$4,240
Debentures due Red Lion Hotels Capital Trust	$—	$—	$—	$—	$—	$47,423	$47,423	$50,459

(a)	At December 31, 2004 there were no borrowings against our note payable to bank.
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
Selected Quarterly Data (in thousands except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

		(Unaudited)
2005
Revenues from continuing operations	$35,467	$44,220	$47,215	$38,146
Operating income (loss) from continuing operations	$(1,139)	$4,603	$7,661	$486
Income (loss) from continuing operations before income tax	$(4,695)	$1,061	$4,260	$(2,766)
Net income (loss) from continuing operations	$(3,000)	$782	$2,811	$(1,737)
Net income (loss) from discontinued operations	$(123)	$951	$3,947	$864
Net income (loss)	$(3,123)	$1,733	$6,758	$(873)
Earnings (loss) per common share — basic	$(0.24)	$0.13	$0.52	$(0.07)
Earnings (loss) per common share — diluted	$(0.24)	$0.13	$0.51	$(0.07)
2004
Revenues from continuing operations	$36,144	$41,538	$47,057	$38,404
Operating income (loss) from continuing operations	$(230)	$4,089	$7,510	$(121)
Income (loss) from continuing operations before income tax	$(2,894)	$548	$4,020	$(3,440)
Net income (loss) from continuing operations	$(1,799)	$413	$2,649	$(2,153)
Net income (loss) from discontinued operations	$(549)	$391	$848	$(6,085)
Net income (loss)	$(2,348)	$804	$3,497	$(8,238)
Earnings (loss) per common share — basic	$(0.21)	$0.06	$0.27	$(0.63)
Earnings (loss) per common share — diluted	$(0.21)	$0.06	$0.26	$(0.63)

Financial Statements
The 2005 Consolidated Financial Statements of Red Lion Hotels Corporation are
presented on pages 48 to 80 of this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Red Lion Hotels Corporation
Spokane, Washington
      We have audited the accompanying consolidated balance sheets of Red Lion Hotels Corporation as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Lion Hotels Corporation at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
March 3, 2006, except for
Note 8, which is as of March 27, 2006
Spokane, Washington

RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$28,729	$9,577
Restricted cash	8,821	4,092
Accounts receivable, net	8,755	8,464
Inventories	1,712	1,831
Prepaid expenses and other	1,610	3,286
Assets held for sale:
Assets of discontinued operations	20,217	61,757
Other assets held for sale	715	1,599

Total current assets	70,559	90,606

Property and equipment, net	235,444	223,132
Goodwill	28,042	28,042
Intangible assets, net	12,852	13,641
Other assets, net	8,699	9,191

Total assets	$355,596	$364,612

LIABILITIES
Current liabilities:
Accounts payable	$7,057	$4,841
Accrued payroll and related benefits	5,520	4,597
Accrued interest payable	676	700
Advance deposits	198	188
Other accrued expenses	9,752	7,322
Long-term debt, due within one year	3,731	7,455
Liabilities of discontinued operations	3,089	22,879

Total current liabilities	30,023	47,982

Long-term debt, due after one year	126,633	125,756
Deferred income	7,770	8,524
Deferred income taxes	13,420	15,992
Minority interest in partnerships	9,080	2,548
Debentures due Red Lion Hotels Capital Trust	47,423	47,423

Total liabilities	234,349	248,225

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock — 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock — 50,000,000 shares authorized; $0.01 par value; 13,131,282 and 13,064,626 shares issued and outstanding	131	131
Additional paid-in capital, common stock	84,832	84,467
Retained earnings	36,284	31,789

Total stockholders’ equity	121,247	116,387

Total liabilities and stockholders’ equity	$355,596	$364,612

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In thousands, except
	per share data)
Revenue:
Hotels	$146,125	$142,424	$138,286
Franchise and management	2,860	2,575	4,934
Entertainment	9,827	11,615	7,980
Real estate	5,045	5,416	5,209
Other	1,191	1,113	1,119

Total revenues	165,048	163,143	157,528

Operating expenses:
Hotels	118,006	116,233	112,638
Franchise and management	652	1,135	1,228
Entertainment	8,395	10,452	6,974
Real estate	3,784	3,390	3,245
Other	928	801	832
Depreciation and amortization	11,727	10,540	10,338
Hotel facility and land lease	6,922	7,219	7,985
(Gain) loss on asset dispositions, net	(1,040)	(1,148)	339
Conversion expenses	—	—	349
Undistributed corporate expenses	4,063	3,273	2,640

Total expenses	153,437	151,895	146,568

Operating income	11,611	11,248	10,960
Other income (expense):
Interest expense	(14,352)	(13,828)	(9,679)
Minority interest in partnerships, net	(213)	224	133
Other income, net	814	590	197

Income (loss) from continuing operations before income taxes	(2,140)	(1,766)	1,611
Income tax expense (benefit)	(996)	(876)	51

Net income (loss) from continuing operations	(1,144)	(890)	1,560
Discontinued operations:
Income (loss) from operations of discontinued business units, net of income tax expense (benefit) of $1,066, $202, and $(184), respectively	1,937	375	(341)
Net gain (loss) on disposal of discontinued business units, net of income tax expense (benefit) of $2,012 and $(3,107)	3,702	(5,770)	—

Income (loss) from discontinued operations	5,639	(5,395)	(341)

Net income (loss)	4,495	(6,285)	1,219
Preferred stock dividend	—	(377)	(2,540)

Income (loss) applicable to common shareholders	$4,495	$(6,662)	$(1,321)

Earnings (loss) per common share:
Basic
Income (loss) applicable to common shareholders before discontinued operations	$(0.09)	$(0.10)	$(0.07)
Income (loss) from discontinued operations	0.43	(0.41)	(0.03)

Income (loss) applicable to common shareholders	$0.34	$(0.51)	$(0.10)

Diluted
Income (loss) applicable to common shareholders before discontinued operations	$(0.09)	$(0.10)	$(0.07)
Income (loss) from discontinued operations	0.43	(0.41)	(0.03)

Income (loss) applicable to common shareholders	$0.34	$(0.51)	$(0.10)

Weighted average shares — basic	13,105	13,049	12,999
Weighted average shares — diluted	13,105	13,049	12,999
The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003

	Preferred Stock — Series A and B

			Additional	Common Stock		Additional
			Paid-In			Paid-In	Retained
	Shares	Amount	Capital	Shares	Amount	Capital	Earnings

			(In thousands, except share data)
Balances, January 1, 2003	602,630	$6	$30,125	12,981,878	$130	$84,083	$39,772
Net income	—	—	—	—	—	—	1,219
Preferred stock dividends:
Series A ($3.50 per share)	—	—	—	—	—	—	(1,046)
Series B ($5.00 per share)	—	—	—	—	—	—	(1,494)
Retirement of preferred stock:
Series A	(7,197)	—	(360)	—	—	—	—
Series B	(7,197)	—	(359)	—	—	—	—
Stock issued under employee stock purchase plan	—	—	—	21,805	—	99	—
Stock issued to directors	—	—	—	2,678	—	14	—

Balances, December 31, 2003	588,236	6	29,406	13,006,361	130	84,196	38,451
Net loss	—	—	—	—	—	—	(6,285)
Preferred Stock Dividends Series A ($0.53 per share)	—	—	—	—	—	—	(155)
Series B ($0.75 per share)	—	—	—	—	—	—	(222)
Stock issued under employee stock purchase plan	—	—	—	27,971	1	113	—
Stock issued under option plan	—	—	—	26,587	—	139	—
Retirement of preferred stock:
Series A	(294,118)	(3)	(14,703)	—	—	—	—
Series B	(294,118)	(3)	(14,703)	—	—	—	—
Stock issued to an employee	—	—	—	3,707	—	19	—

Balances, December 31, 2004	—	—	—	13,064,626	131	84,467	31,789
Net income	—	—	—	—	—	—	4,495
Stock issued under employee stock purchase plan	—	—	—	31,456	—	152	—
Stock issued under option plan	—	—	—	31,493	—	71	—
Stock issued to an employee	—	—	—	3,707	—	19	—
Stock options issued to directors	—	—	—	—	—	123	—

Balances, December 31, 2005	—	$—	$—	13,131,282	$131	$84,832	$36,284

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In thousands)
Operating activities:
Net income (loss)	$4,495	$(6,285)	$1,219
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,849	12,826	13,032
(Gain) loss on disposition of property, equipment and other assets, net	(935)	(1,149)	390
(Gain) loss on disposition of discontinued operations, net	(5,714)	8,877	—
Deferred income tax provision	(2,572)	(769)	500
Minority interest in partnerships	213	(314)	(288)
Equity in investments	79	(78)	(119)
Compensation expense related to stock and option issuance	142	19	14
Provision for doubtful accounts	466	572	338
Non-cash reduction of preferred stock resulting in gain	—	—	(616)
Write-off of deferred loan fees	—	—	927
Change in current assets and liabilities:
Restricted cash	(2,063)	694	(3,003)
Accounts receivable	(688)	(574)	(168)
Inventories	223	4	(100)
Prepaid expenses and other	1,823	(1,418)	569
Accounts payable	2,119	(1,928)	217
Accrued payroll and related benefits	937	153	(1,324)
Accrued interest payable	(38)	37	100
Other accrued expenses and advance deposits	2,223	222	(350)

Net cash provided by operating activities	12,559	10,889	11,338

Investing activities:
Purchases of property and equipment	(22,868)	(21,898)	(7,339)
Proceeds from disposition of property and equipment	4,904	1,498	5,367
Proceeds from disposition of discontinued operations	27,892	—	—
Proceeds from disposition of investment	—	94	485
Investment in Red Lion Hotels Capital Trust	—	(1,423)	—
Advances to Red Lion Hotels Capital Trust	(20)	(2,116)	—
Distributions from equity investee	93	449	—
Proceeds from collections under note receivable	502	1,728	—
Other, net	78	(208)	177

Net cash provided by (used in) investing activities	10,581	(21,876)	(1,310)

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	2005	2004	2003

	(In thousands)
Financing activities:
Proceeds from note payable to bank	50	11,000	47,700
Repayment of note payable to bank	(50)	(11,000)	(99,800)
Proceeds from debenture issuance	—	47,423	—
Repurchase and retirement of preferred stock	—	(29,412)	—
Proceeds from long-term debt	7,874	83	55,200
Proceeds from short-term debt	—	—	2,658
Repayment of long-term debt	(11,955)	(4,507)	(3,892)
Repayment of capital lease obligations	—	—	(268)
Proceeds from issuance of common stock under employee stock purchase plan	152	114	99
Preferred stock dividend payments	—	(1,011)	(2,561)
Proceeds from stock option exercises	71	139	—
Distributions to Operating Partnership unit holders	(24)	(3)	—
Additions to deferred financing costs	(374)	(49)	(1,547)
Additions to deferred offering costs	—	—	(248)

Net cash provided by (used in) financing activities	(4,256)	12,777	(2,659)

Net cash in discontinued operations	268	(97)	71

Change in cash and cash equivalents:
Net increase in cash and cash equivalents	19,152	1,693	7,440
Cash and cash equivalents at beginning of period	9,577	7,884	444

Cash and cash equivalents at end of period	$28,729	$9,577	$7,884

Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest	$15,648	$15,469	$11,070
Income taxes	$1,069	$23	$213
Noncash investing and financing activities:
Note receivable on disposition of discontinued operations	$300	$—	$—
Sale of equipment under note receivable	$37	$—	$—
Options converted to property and equipment	$—	$10,128	$—
Debt assumed on acquisition of property and equipment	$—	$7,942	$—
Reclassification of property to assets held for sale	$—	$1,599	$—
Preferred stock dividends declared	$—	$377	$2,540
Minority interest deficit of partner acquired	$—	$243	$—
Reclassification of assets held for sale to property and equipment	$—	$—	$34,775
Sale-operating leaseback of equipment	$—	$—	$2,658
Extinguishment of debt on sale leaseback of hotel	$—	$—	$5,965
Non-cash reduction of working capital for preferred stock	$—	$—	$103
The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
      Red Lion Hotels Corporation (“Red Lion” or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, management, development and franchising of mid-scale and upper mid-scale, full service hotels under its Red Lion brand. Effective September 19, 2005, the Company changed its name from WestCoast Hospitality Corporation to Red Lion Hotels Corporation.
      As of December 31, 2005, the hotel system contained 64 hotels located in 11 states and one Canadian province, with 11,330 rooms and 550,929 square feet of meeting space. The Company managed 37 of these hotels, consisting of 22 owned hotels, 13 leased hotels and two third-party owned hotels. The remaining 27 hotels were owned and operated by third-party franchisees.
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
      The Company was incorporated in the State of Washington on April 25, 1978. The financial statements encompass the accounts of Red Lion Hotels Corporation and all of its consolidated subsidiaries, including its 100% ownership of Red Lion Hotels Holdings, Inc., and Red Lion Hotels Franchising, Inc., and its approximately 98% ownership of Red Lion Hotels Limited Partnership (“RLHLP”) further discussed in Note 9. The financial statements also include an equity method investment in a 19.9% owned real estate venture, and certain cost method investments in various entities included as other assets, over which the Company does not exercise significant influence.
      In July 2005, the Company sold a 50% interest in a retail and hotel complex, but continues to consolidate this operation for financial statement purposes. Through October 2004, the Company maintained a 50% interest in another real estate limited partnership. In November 2004, the Company acquired the remaining 50% ownership from the partner. Lastly, during 2004 the Company created a trust, of which it owns a 3% interest. This entity is treated as an equity method investment and is considered a variable interest entity under FIN-46(R) “Consolidation of Variable Interest Entities,” as revised.
      All significant inter-company transactions and accounts have been eliminated upon consolidation.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents
      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At times, cash balances may be in excess of federal insurance limits. In accordance with the Company’s various borrowing arrangements, at December 31, 2005 and 2004, cash of approximately $8.8 million and $4.3 million, respectively, was reserved for the future payment of insurance, property taxes, repairs, furniture, and fixtures. Of these amounts, $8.8 million and $4.1 million, respectively, relate to continuing operations and are reflected as restricted cash on the consolidated balance sheet.
      The Company maintains trust accounts for client-owners of multiple real properties which it manages. These cash accounts are not owned by the Company and therefore, are not included in the consolidated financial statements. At December 31, 2005 and 2004, these accounts totaled approximately $3.0 and $2.8 million respectively.

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Allowance for doubtful accounts, continuing operations
Balance, beginning of year	$295	$194	$280
Additions to allowance	451	518	169
Write-offs, net of recoveries	(401)	(417)	(255)

Balance, end of year	$345	$295	$194

Inventories
      Inventories consist primarily of food and beverage products held for sale at the restaurants operated by the Company, guest supplies, and gift shop merchandise. Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value.

Assets Held for Sale
      Assets held for sale are accounted for in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets”, (“SFAS No. 144”). Assets held for sale are recorded at the lower of their historical carrying value (cost less accumulated depreciation) or market value less costs to sell. Depreciation is terminated when the asset is determined to be held for sale. If the assets are ultimately not sold within the guidelines of SFAS No. 144, depreciation would be recaptured for the period they were classified on the balance sheet as held for sale. Assets held for sale are further discussed at Note 3.

Property and Equipment
      Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of each asset, which ranges as follows:

Buildings	25 to 39 years
Equipment	2 to 20 years
Furniture and fixtures	5 to 15 years
Landscaping and improvements	15 years
      The Company capitalizes interest costs during the construction period for qualifying assets. During the year ended December 31, 2005, the Company capitalized approximately $31 thousand of interest cost. No interest was capitalized in 2004 or 2003. Repairs and maintenance charges are expensed as incurred.

Valuation of Long-Lived Assets
      Management reviews the carrying value of property, equipment and other long-lived assets on a periodic basis. Estimated undiscounted future cash flows from related operations are compared with the current

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
carrying values. Reductions to the carrying value, if necessary, are recorded to the extent the net book value of the assets exceeds the greater of estimated future discounted cash flows or fair value less selling costs. For the year ended December 31, 2005 and 2004, the Company recorded a net of tax asset impairment charge of $2.9 million and $5.8 million, respectively, further discussed at Note 4.

Goodwill and Intangible Assets
      Goodwill represents the excess of the estimated fair value of the net assets acquired during business combinations over the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead tested for impairment when circumstances dictate, but not less than annually. Brand name is an identifiable indefinite life intangible asset that represents the separable legal right to a trade name acquired in a 2001 business combination. The remaining balance of intangible assets consists primarily of the net amortized cost of lease, management and franchise contracts acquired in business combinations. The costs of these contracts are amortized over the weighted-average remaining term of the related agreements.
      The following table summarizes the cost and accumulated amortization of goodwill and other intangible assets (in thousands):

	December 31, 2005

		Accumulated
	Cost	Amortization	Net

Goodwill	$28,042	(a )	$28,042

Intangible assets
Franchise and management contracts	$5,882	$(3,767)	$2,115
Brand name	6,878	(a )	6,878
Lease contracts	4,332	(578)	3,754
Trademarks	98	(a )	98
Other intangible assets	66	(59)	7

Total intangible assets	$17,256	$(4,404)	$12,852

	December 31, 2004

		Accumulated
	Cost	Amortization	Net

Goodwill	$28,042	(a )	$28,042

Intangible assets
Franchise and management contracts	$5,882	$(3,129)	$2,753
Brand name	6,878	(a )	6,878
Lease contracts	4,332	(433)	3,899
Trademarks	91	(a )	91
Other intangible assets	66	(46)	20

Total intangible assets	$17,249	$(3,608)	$13,641

(a)	Goodwill and intangibles with indefinite life are not subject to amortization.

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amortization expense related to intangible assets for the years ended December 31, 2005, 2004 and 2003 was approximately $796 thousand, $796 thousand, and $798 thousand, respectively. Estimated amortization expense for intangible assets over the next five years is as follows (in thousands):

Years Ending December 31,

2006	$761
2007	$521
2008	$520
2009	$520
2010	$520
      Goodwill and other intangible assets attributable to each of the Company’s business segments at both December 31, 2005 and 2004 is as follows (in thousands):

	2005		2004

		Other		Other
	Goodwill	Intangibles	Goodwill	Intangibles

Hotels	$19,530	$8,340	$19,530	$8,480
Franchise and management	5,351	4,506	5,351	5,153
Entertainment	3,161	6	3,161	8

Total	$28,042	$12,852	$28,042	$13,641

Other Assets
      Other assets primarily includes deferred loan fees, straight-line rental income, notes receivable and the Company’s equity method and cost method investments described in Note 1.
      Deferred loan fees are amortized using the effective interest method over the term of the related loan agreement.
      Cost method investments are carried at original purchase price, less any impairments in value recognized to date, if necessary. Equity method investments are carried at cost, adjusted for the Company’s proportionate share of earnings and any investment disbursements. The Company had a $330 thousand note receivable at December 31, 2005 that bore interest at 7.05% and was related to its investment in a real estate venture. Monthly principal and interest are due until August 2007 when the note is due in full.

Income Taxes
      The Company recognizes deferred tax assets and liabilities, along with the related income tax expenses or benefits, for the expected future income tax consequences of events that have been recognized in the Company’s financial statements. The deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Certain wholly owned or partially owned entities, including RLHLP, do not directly pay income taxes. Instead, their taxable income flows through to the Company or to the respective owners of the entity.

Revenue Recognition
      Revenue is generally recognized as services are performed. Hotels revenue primarily represent room rental and food and beverage sales from owned, leased and other consolidated hotels and are recognized at the time of the hotel stay or sale of the restaurant services.

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Franchise and management revenues represent fees received in connection with the franchise of the Company’s brand name and include management fees earned from managing third-party owned hotels. Such fees are recognized as earned in accordance with the contractual terms of the franchise or management agreements. Other fees are recognized when the services are provided and collection is reasonably assured.
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
      The entertainment segment derives revenue primarily from computerized event ticketing services and promotion of Broadway style shows and other special events. Where the Company acts as an agent and receives a net fee or commission, revenue is recognized in the period the services are performed. When the Company is the promoter of an event and is at risk for the production, gross revenues and expenses are recorded in the period of the event performance.

Earnings Per Common Share
      Earnings or loss per common share-basic is computed by dividing income applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Earnings or loss per common share-diluted is computed by adjusting income applicable to common shareholders by the effect of the minority interest related to operating partnership units of RLHLP (“OP Units”) and increasing the weighted-average number of common shares outstanding by the effect of the OP Units and the additional common shares that would have been outstanding if the dilutive potential common shares (stock options and convertible notes) had been issued, to the extent that such issuance would be dilutive.

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

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had expense for stock based compensation plans been determined based on the fair value at the grant dates for awards under the plans, reported net income and income per share would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except
	per share amounts)
Reported net income (loss) to common shareholders	$4,495	$(6,662)	$(1,321)
Add back: stock-based employee compensation expense, net of related tax effects	92	12	9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(343)	(197)	(479)

Pro Forma	$4,244	$(6,847)	$(1,791)

Basic earnings (loss) per share:
Reported net income (loss)	$0.34	$(0.51)	$(0.10)
Stock-based employee compensation, fair value	(0.02)	(0.01)	(0.04)

Pro Forma	$0.32	$(0.52)	$(0.14)

Diluted earnings (loss) per share:
Reported net income (loss)	$0.34	$(0.51)	$(0.10)
Stock-based employee compensation, fair value	(0.02)	(0.01)	(0.04)

Pro Forma	$0.32	$(0.52)	$(0.14)

Advertising and Promotion
      The Company generally expenses all costs associated with its advertising and promotional efforts as incurred. During the years ended December 31, 2005, 2004 and 2003, the Company incurred approximately $5.7 million, $5.6 million, and $5.4 million, respectively, in advertising expense for continuing operations. In addition, the Company had advertising expense associated with discontinued operations of approximately $818 thousand, $1.0 million, and $934 thousand for those same periods, respectively.

Central Program Fund
      Effective January 1, 2002, the Company established the Red Lion Central Program Fund (“CPF”), organized in accordance with the various domestic franchise agreements. The CPF is responsible for certain advertising services, frequent guest program administration, reservation services, national sales promotions and brand and revenue management services intended to increase sales and enhance the reputation of the Company and its franchise owners including the Red Lion and WestCoast branded properties.
      Contributions by the Company to the CPF for owned and managed hotels and contributions by the franchisees, through the individual franchise agreements, total up to 4.5% of room revenue or in some cases is based on reservation fees, frequent guest program dues and other services. The net assets and transactions of the CPF are not included in the accompanying financial statements in accordance with FASB No. 45, “Accounting for Franchise Fee Revenue”.
      For the years ended December 31, 2005, 2004 and 2003, the Company contributed $6.4 million, $6.6 million, and $5.5 million to the CPF, respectively, for its owned and managed properties. The Company recognizes those contributions as operating expenses as incurred. At December 31, 2005 and 2004, the

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company had a net current receivable from the CPF of approximately $914 thousand and $121 thousand, respectively.

New Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This Statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. In April 2005, the U.S. Securities and Exchange Commission (“SEC”) and the FASB delayed the mandatory adoption date of this standard. The Company will now adopt SFAS No. 123(R) on January 1, 2006, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using an option pricing model. The Company does not believe the impact of implementing SFAS No. 123(R) on the 2006 consolidated financial statements will be material. The historical impact of the fair value of share based payments are included in Note 2.
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
      In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company expects that the impact of the provisions of SAB No. 107 will be identical to that of implementing SFAS No. 123(R).
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 in 2006 to have a material impact on its results of operations or financial position.

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

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications
      Certain prior year amounts have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on net income or retained earnings as previously reported. See further discussion regarding reclassifications in Note 3.

3.	Discontinued Operations and Other Assets Held For Sale
      In connection with the November 2004 announcement of the hotel renovation plan to improve comfort, freshen décor and upgrade technology at its hotels, the Company implemented a plan to divest 11 non-strategic owned hotels, one real estate office building and certain other non-core properties including condominium units and three parcels of excess land (collectively these assets are referred to herein as “the divestment properties”). Each of the divestment properties meet the criteria to be classified as an asset held for sale. In addition, the activities of those 11 hotels and the real estate office building are considered discontinued operations under generally accepted accounting principles. Depreciation of these assets, if previously appropriate, was suspended. At the time of the decision to divest from these assets, a net of tax impairment charge of $5.8 million on four of the hotel properties was recorded, further discussed in Note 4. For comparative purposes, all financial information for periods presented prior to 2004 included on the consolidated statements of operations has been reclassified to conform to the 2005 and 2004 presentation.
      During 2005, the Company completed the sale of seven of the hotels, the office building, and certain non-core real estate assets with gross aggregate proceeds of $52.8 million. The resulting gain on disposition of discontinued operations was $10.2 million. In addition, during 2005, the Company recorded an additional aggregate impairment of $4.5 million on certain hotel properties further discussed at Note 4. The net overall impact of these transactions, after the effect of income taxes, was a net of tax gain of $3.7 million.
      Each of the remaining properties continues to be listed with a broker with experience in the hotel industry. A summary of the assets and liabilities of discontinued operations is as follows (in thousands):

	December 31, 2005			December 31, 2004

	Hotel	Office		Hotel	Office
	Properties	Building	Combined	Properties	Building	Combined

Cash and cash equivalents	$66	$—	$66	$326	$8	$334
Restricted cash	—	—	—	166	—	166
Accounts receivable, net	602	—	602	699	145	844
Inventories	157	—	157	305	—	305
Prepaid expenses and other	106	—	106	251	17	268
Property and equipment, net	19,131	—	19,131	45,033	13,032	58,065
Other assets, net	155	—	155	379	1,396	1,775

Assets of discontinued operations	$20,217	$—	$20,217	$47,159	$14,598	$61,757

Accounts payable	$125	$—	$125	$174	$47	$221
Accrued payroll and related benefits	420	—	420	404	2	406
Accrued interest payable	7	—	7	44	68	112
Advanced deposits	11	—	11	15	—	15
Other accrued expenses	177	—	177	318	64	382
Long-term debt	2,349	—	2,349	10,862	10,881	21,743

Liabilities of discontinued operations	$3,089	$—	$3,089	$11,817	$11,062	$22,879

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the results of operations for the discontinued operations is as follows (in thousands):

	December 31, 2005			December 31, 2004			December 31, 2003

	Hotel	Office		Hotel	Office		Hotel	Office
	Properties	Building	Combined	Properties	Building	Combined	Properties	Building	Combined

Revenues	$21,169	$2,851	$24,020	$24,116	$3,643	$27,759	$22,742	$3,705	$26,447
Operating expenses	(18,672)	(1,108)	(19,780)	(21,601)	(1,691)	(23,292)	(21,294)	(1,570)	(22,864)
Depreciation and amortization	(24)	(98)	(122)	(1,678)	(608)	(2,286)	(1,611)	(1,083)	(2,694)
Gain (loss) on asset dispositions	12	45	57	1	—	1	(51)	—	(51)
Conversion expenses	—	—	—	—	—	—	(42)	—	(42)
Interest expense	(481)	(686)	(1,167)	(874)	(805)	(1,679)	(644)	(829)	(1,473)
Interest income	—	—	—	—	—	—	—	—	—
Other income (expense)	(5)	—	(5)	(16)	—	(16)	(3)	—	(3)
Minority interest in partnerships	—	—	—	90	—	90	155	—	155
Income tax benefit (expense)	(715)	(351)	(1,066)	(13)	(189)	(202)	262	(78)	184

Net income (loss) from operations	1,284	653	1,937	25	350	375	(486)	145	(341)
Gain (loss) on disposal of discontinued business units	1,145	4,569	5,714	(8,877)	—	(8,877)	—	—	—
Income tax benefit (expense)	(413)	(1,599)	(2,012)	3,107	—	3,107	—	—	—

Net gain (loss) on disposal of discontinued business units	732	2,970	3,702	(5,770)	—	(5,770)	—	—	—

Net income (loss)	$2,016	$3,623	$5,639	$(5,745)	$350	$(5,395)	$(486)	$145	$(341)

      Property and equipment included as a component of assets of discontinued operations is further summarized as follows (in thousands):

	December 31,

	2005	2004

Buildings and equipment	$14,382	$51,265
Furniture and fixtures	2,346	3,850
Landscaping and land improvements	487	615

	17,215	55,730
Less accumulated depreciation and amortization	(6,374)	(14,595)

	10,841	41,135
Land	8,275	16,603
Construction in progress	15	327

	$19,131	$58,065

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Long-term debt included as a component of discontinued operations is further summarized as follows (in thousands except monthly payment information):

	December 31,

	2005	2004

Note payable in monthly installments of $18,898 including interest at a variable rate (5.5% at December 31, 2005 and 4.125% at December 31, 2004), through January 2008 collateralized by real property	$1,999	$2,113
Industrial revenue bonds payable in monthly installments of $25,417 including interest at a variable rate (5.25% at December 31, 2005 and 5.20% at December 31, 2004), through January 2007, collateralized by real property	350	675
Note payable in monthly installments of $91,871 including interest at 7.39%, through June 2011, collateralized by real property	—	10,495
Note payable in monthly installments of $48,831 including interest at 6.70%, through July 2013, collateralized by real property	—	6,949
Note payable in monthly installments of $18,462 including interest at an index rate plus 1.50%, subject to a minimum of 9.50% and a maximum of 12.00% (9.50% at December 31, 2005 and 2004), through December 2011, collateralized by real property	—	1,126
Note payable in monthly installments of $8,373 including interest at a variable rate (3.75% at December 2004), through November 2009 collateralized by real property	—	327
Other	—	58

Total long-term debt of discontinued operations	$2,349	$21,743

4.	Property and Equipment
      Property and equipment used in continuing operations is summarized as follows (in thousands):

	December 31,

	2005	2004

Buildings and equipment	$214,694	$207,597
Furniture and fixtures	23,655	21,063
Landscaping and land improvements	2,739	2,243

	241,088	230,903
Less accumulated depreciation and amortization	(80,962)	(71,262)

	160,126	159,641
Land	59,640	59,640
Construction in progress	15,678	3,851

	$235,444	$223,132

      Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was approximately $10.5 million, $11.5 million, and $11.7 million, respectively. Of that, $10.5 million, $9.4 million, and $9.1 million of depreciation expense, respectively, was related to business units considered continuing operations. For the years ended December 31, 2004 and 2003, $2.1 million and $2.6 million of depreciation expense, respectively, was included with the activities of discontinued operations. As discussed in Note 3, depreciation on assets that are a portion of discontinued operations was suspended in November 2004.

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2006, the Company expects to spend over $32.0 million on capital improvements to complete its initial reinvestment plan with a focus on its hotels segment, primarily in guest contact areas.
      In association with our decision to divest certain assets, as discussed in Note 3, the Company continues to evaluate the divestment properties for potential impairment in accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” In 2004, in connection with the decision to divest, four of the hotel assets included in the divestment properties were determined to have been impaired, in aggregate $8.9 million before the effect of income taxes. In 2005, four of the hotel assets included in the divestment properties were determined to have been impaired, in aggregate $4.5 million before the effect of income taxes. The impairment amounts were calculated using expected sales prices, less expected transaction costs, as compared to the carrying value at the date of the evaluation. The impairments are reflected, net of the income tax effect, as a component of the net gain or loss on disposal of discontinued business units. No other Company assets were determined to have been impaired.
      In July 2005, the Company closed the sale of a 50% interest in its Kalispell Center retail and hotel complex to an unrelated third party for $6.3 million, resulting in a net gain of $293 thousand included in continuing operations. The Company continues to manage the retail component of the complex. The Company also is leasing back the WestCoast Kalispell Center Hotel, which will be re-branded the Red Lion Kalispell Hotel after undergoing improvements to expand and renovate the hotel. For financial statement purposes, the Company continues to consolidate the Kalispell Center retail and hotel complex.
      Through 2003, the Company leased and operated a hotel in Yakima, Washington. The lease, as amended, included an option to purchase the property by December 31, 2003. In September 2003, the Company exercised the option to purchase the Red Lion Hotel Yakima Gateway and closed the purchase transaction in January 2004, utilizing certain tax deferred proceeds from the sale of the Red Lion River Inn completed in 2003. The gross purchase price of the hotel under the option, paid in cash, totaled $5.3 million. In addition, the Company maintained an option with a cost basis of $1.0 million that has become part of the new basis in the property and equipment.
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
      As discussed in Note 1, through October 2004 the Company maintained a 50% interest in a real estate limited partnership whose primary activity was the ownership and operation of a hotel. In November 2004 the Company acquired the remaining 50% ownership from the partner in exchange for $250 thousand in cash and a release to the counter party for its capital deficit in the partnership. Since inception of the partnership, the Company has consolidated the balance sheet and operating activities of the partnership and reflected a minority interest for the counterparty ownership. As a result of this transaction the net book value in the underlying assets of the partnership was increased by $493 thousand. $250 thousand of this is included as cash additions to property and equipment. The remaining $243 thousand is reflected as a non cash investing activity and the deficit balance minority interest account was removed.
      In October 2004, the Company sold a parcel of undeveloped land in Spokane, Washington previously used for a parking lot to a third party for approximately $1.1 million. The resulting gain after transaction costs was approximately $418 thousand.

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2003, the Company sold one of its hotels to an unrelated party for $10.8 million in a sales-operating leaseback transaction. The pre-tax gain on the transaction of approximately $7.0 million was deferred and is being amortized into income over the period of the lease term, which expires in November 2018. During the years ended December 31, 2005, 2004 and 2003 the Company recognized $468 thousand, $468 thousand and $72 thousand, respectively, of the deferred gain and the remaining balance at December 31, 2005 was $6.0 million. The lease is renewable for three five-year terms.
      In March 2002, the Company entered into an agreement for the sale of an 80.1% interest in the WHC Building (now RLH building), while retaining the management of the building, its lease of space, and the remaining ownership interest. Due to the Company retaining an investment and a partial operating lease of the building, a portion of the gain was deferred over the six-year lease term. During the years ended December 31, 2005, 2004, and 2003, the Company recognized $286 thousand of the deferred gain. As of December 31, 2005, the total deferred gain remaining is $1.8 million.

5.	Other Investments
      The Company’s investments in other entities, included in other assets, are summarized as follows:
      Beginning March 2002, the Company owned a 19.9% interest in the RLH Building as discussed in Note 4. At December 31, 2005 and 2004 the investment balance was approximately $688 thousand and $773 thousand, respectively. The investment is accounted for under the equity method of accounting. The Company received distributions from the partnership during 2005 and 2004 of $93 thousand and $449 thousand, respectively.
      Summarized unaudited financial information with respect to the equity method investment in the RLH Building is as follows (in thousands):

	December 31,

	2005	2004

Current Assets	$426	$158
Total Assets	$12,947	$12,988
Current Liabilities	$136	$247
Total Liabilities	$9,686	$9,189
Total Equity	$3,261	$3,799
Revenues	$1,835	$1,777
Net Income	$37	$152
      Through April 2003, the Company maintained a 0.3% general partnership interest in a hotel property, which was also accounted for under the equity method of accounting. At December 31, 2002 the investment balance was $937 thousand. Effective April 2003, the Company sold its ownership investment in this hotel venture to an unrelated third party for $350 thousand. In addition, the Company assigned its interest in the management agreement to the same party in exchange for a structured payment arrangement totaling approximately $141 thousand with monthly payments through January 2004. The carrying value of the Company’s investment at the date of sale was $934 thousand, resulting in a loss on the transaction of $443 thousand, which is included as a loss on asset dispositions in the accompanying consolidated statements of operations for 2003.
      The Company maintains a 6% interest in a limited liability company, which is accounted for under the cost method. Accordingly, the Company’s investment is increased or decreased by contributions, distributions, or impairments only. The Company also holds certain other minority investments in real estate ventures accounted for under the cost method. At December 31, 2005 and 2004 the aggregate balance of these investments accounted for under the cost method was $1 thousand and $105 thousand, respectively.

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As disclosed in Note 6, in connection with the $46.0 million offering of trust preferred securities the Company maintains a 3% trust common security interest in the trust. The investment is accounted for under the equity method of accounting. At December 31, 2005 and 2004, the investment balance, after adjustment for the earnings and expenses from the trust, was $1.3 million and $1.4 million, respectively.
      The Company has recorded aggregate income (loss) from these investments during the years ended December 31, 2005, 2004, and 2003 of $(79) thousand, $78 thousand, and $119 thousand, respectively.

6.	Trust Preferred Offering
      During the first quarter of 2004 the Company completed a public offering of $46 million of trust preferred securities through the Red Lion Hotels Capital Trust (“the Trust”). The securities are listed on the New York Stock Exchange and entitle holders to cumulative cash distributions at a 9.5% annual rate and the securities mature on February 24, 2044. In addition, the Company invested $1.4 million in trust common securities, representing 3% of the total capitalization of the Trust.
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

7.	Long-Term Debt
      In addition to the debentures discussed in Note 6, and the long-term debt of discontinued operations discussed in Note 3, the Company has long-term debt for continuing operations, consisting of mortgage notes payable and notes and contracts payable, collateralized by real property, equipment and the assignment of certain rental income. Long-term debt for continuing operations is as follows (in thousands except monthly payment information):

	December 31,

	2005	2004

Note payable in monthly installments of $276,570 including interest at 7.93%, through June 2011, collateralized by real property	$33,848	$34,421
Note payable in monthly installments of $108,797 including interest at 8.08%, through September 2011, collateralized by real property	13,199	13,414
Note payable in monthly installments of $70,839 including interest at 6.70%, through July 2013, collateralized by real property	9,910	10,081
Note payable in monthly installments of $74,480 including interest at 7.42%, through August 2023	8,885	9,102
Note payable in monthly installments of $62,586 including interest at 6.70%, through July 2013, collateralized by real property	8,756	8,906
Note payable in monthly installments of $52,844 including interest at 8.08%, through September 2011, collateralized by real property	6,411	6,515
Note payable in monthly installments of $41,265 including interest at 6.70%, through July 2013, collateralized by real property	5,773	5,872

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2005	2004

Note payable in monthly installments of $46,695 including interest at 8.00%, through October 2011, collateralized by real property	5,708	5,801
Note payable in monthly installments of $35,076 including interest at 6.70%, through July 2013, collateralized by real property	4,907	4,991
Note payable in monthly installments of $34,388 including interest at 6.70%, through July 2013, collateralized by real property	4,811	4,894
Industrial revenue bonds payable in monthly installments of $66,560 including interest at 5.90%, through October 2011, collateralized by real property	3,974	4,524
Notes payable in monthly installments of principal and interest at 7.00%, through January 2010 convertible into common stock of the Company at $15 per share	3,455	4,161
Note payable in monthly installments of $28,198 including interest at 6.70%, through July 2013, collateralized by real property	3,945	4,013
Note payable in monthly installments of $33,905 including interest at 6.88%, through October 2010, collateralized by real property	3,967	3,978
Note payable in monthly installments to start Nov 2007 including interest at a variable rate based on US Treasury plus 2.5% original rate 6.25% through April 2032, collateralized by real property	3,874	3,657
Note payable in monthly installments of $20,633 including interest at 6.70%, through July 2013, collateralized by real property	2,887	2,936
Note payable in monthly installments of $20,633 including interest at 6.70%, through July 2013, collateralized by real property	2,887	2,936
Note payable in monthly installments of $17,194 including interest at 6.70%, through July 2013, collateralized by real property	2,405	2,447
Note payable in monthly installments of $8,373 including interest at a variable rate (5.78% at December 31, 2005, through November 2009 collateralized by certain equipment and furniture and fixtures	241	—
Other	521	562

Total long-term debt	130,364	133,211
Due within one year	(3,731)	(7,455)

Long-term debt due after one year	$126,633	$125,756

      Contractual maturities for long-term debt for continuing operations outstanding at December 31, 2005, are summarized by year as follows (in thousands):

Year Ending December 31,	Amount

2006	$3,731
2007	4,068
2008	4,357
2009	4,640
2010	7,156
Thereafter	106,412

$130,364

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On March 31, 2005, the Company repaid approximately $3.7 million of principal due under a term debt arrangement. The note was collateralized by real property including an office building, carried an interest rate of 9.0%, and was due on April 1, 2010. However the note was pre-payable on April 1, 2005 without penalty.
      Also on March 31, 2005 the Company borrowed approximately $3.9 million under a term debt arrangement collateralized by the same real estate property discussed above. In addition, the Company may borrow another $6.1 million under the agreement to provide for the redevelopment of the office building. The note carries a 6.25% interest rate, fixed for the construction period and for the first five years of the term. After that, it is adjustable in five year intervals based upon treasury rates. The note is being paid interest only through the construction period and is due in full on or before October 1, 2032.
      In October 2005, the Company refinanced a $3.6 million bank term loan coming due with a balloon payment secured by a hotel with another lender at similar terms.

8.	Notes Payable to Bank
      Since October 2003, the Company has maintained its primary revolving credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”). The agreement then provided a revolving credit facility with a total of $10 million in borrowing capacity. This included two revolving lines of credit: Line A allowed for maximum borrowings of $7.0 million and was collateralized by personal property and five owned hotels. Line B allowed for maximum borrowings of $3.0 million and was collateralized by personal property. Line B expired in October 2004 and was not renewed. Interest under the line was computed based, at the Company’s option, upon either the bank’s prime rate or certain LIBOR rates. The agreement was amended in December 2004 as to certain covenant measurement restrictions.
      On February 9, 2005, the Company again modified the bank credit facility by entering into a First Amended and Restated Credit Agreement. The new agreement included a revolving credit facility with a total of $20.0 million in borrowing capacity for working capital purposes. This included a $4.0 million line-of-credit secured by the Company’s personal property and two hotels (“New Line A”) and a $16.0 million line of credit secured by the Company’s personal property and seven hotels that the Company then held for sale (“New Line B”). Since the properties that secured New Line B were sold in 2005, New Line B expired unused. New Line A has a maturity date of January 3, 2007.
      Interest under New Line A was set at 1% over the bank’s prime rate and did not require any principal payments until its maturity date. The agreement contained certain restrictions and covenants, the most restrictive of which required the Company to maintain a minimum tangible net worth of $115 million, a minimum EBITDA (as defined by the bank) coverage ratio of 1.25:1, and a maximum funded debt to EBITDA ratio of 6.25:1 for 2004 and 5.75 for 2005. At December 31, 2005 and 2004 the Company was in compliance with the covenants in effect as of that date under the credit agreement.
      The Company’s last material borrowing of the credit agreement was during the first quarter of 2004, with the maximum amount borrowed during that quarter of $4.0 million. These borrowings were made prior to the close of the trust preferred offering in February 2004. No amounts were outstanding under any portion of the credit agreement at December 31, 2005 or 2004.
      On March 27, 2006, the Company entered into a revised credit agreement with Wells Fargo, providing for a revolving credit facility with a total of $10.0 million in borrowing capacity for working capital purposes. This includes a $6.0 million line-of-credit secured by two hotels (“Revised Line A”) and a $4.0 million line of credit secured by the Company’s personal property (“Revised Line B”). Interest under Revised Line A is set at 0.5% over the bank’s prime rate and does not require any principal payments until the end of its two year term. Interest under Revised Line B is set at 1.0% over the bank’s prime rate and does not require any principal payments until the end of its one year term. The revised agreement contains certain restrictions and covenants, the most restrictive of which required the Company to maintain a minimum tangible net worth of

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$120 million, a minimum EBITDA (as defined by the bank) coverage ratio of 1.25:1, and a maximum funded debt to EBITDA ratio of 5.25:1.

9.	Stockholders’ Equity
      The Articles of Incorporation of the Company authorize 50 million common shares and 5 million preferred shares. The preferred stock rights, preferences and privileges will be determined by the Board of Directors.
      As part of an acquisition in 2001 the Company issued 303,771 shares of Series A Preferred Stock and 303,771 shares of Series B Preferred Stock. Both the Series A and Series B preferred shares had a $0.01 par value and a $50 stated value, and gave the holder certain preferences upon any liquidation of the Company, including payment of $50 per share plus any unpaid dividends before any payment could be made to common stockholders. As further discussed in Note 6, all of the shares of Series A and Series B preferred stock were redeemed in February 2004.
      During the year ended December 31, 2005, 17,994 options to purchase common stock were issued in aggregate to non-management directors as compensation for service. The options had an exercise price of $0.01 and the fair market value of the stock at the date of grant was $6.88 per share. The Company recognized compensation expense of $123 thousand and a corresponding increase to additional paid-in capital for this transaction. The options were immediately exercised by each of the recipients and are included in the option conversions discussed in Note 14. No such options were issued during 2004 or 2003. During the year ended December 31, 2003, 2,678 shares of common stock were issued to non-employee directors as compensation for service. No such shares were issued during 2005 or 2004.
      During November 2004, the Company granted 18,535 shares of common stock, restricted as to trading, to an officer as compensation. The award vested 20%, or 3,707 shares, upon grant and vests an additional 20% at each subsequent anniversary date. While all of the shares are considered granted, they are not considered issued or outstanding until vested.
      Red Lion is the general partner of RLHLP and consolidates this entity as discussed in Note 1. At December 31, 2005, Red Lion owned approximately 98% of the approximately 13.3 million outstanding operating partnership units (“OP Units”) of RLHLP. Under RLHLP’s Agreement of Limited Partnership, as amended, the limited partners have the right to put their OP Units to RLHLP, in which event either (a) RLHLP must redeem the OP Units for cash, or (b) Red Lion, as general partner, must acquire them for cash or in exchange for an equal number of shares of Red Lion common stock. Subsequent to December 31, 2005, two holders of OP Units elected to put an aggregate of approximately 143 thousand units to the RLHLP. The Company elected to acquire the OP Units in exchange for approximately 143 thousand shares of its common stock.

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes
      Major components of the Company’s income tax provision for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	December 31,

	2005	2004	2003

Current:
Federal expense (benefit)	$4,337	$(2,973)	$(604)
State expense (benefit)	317	(39)	(29)
Deferred expense (benefit)	(2,572)	(769)	500

	2,082	(3,781)	(133)
Amount reflected as a component of discontinued operations	(3,078)	2,905	184

Income tax expense (benefit)	$(996)	$(876)	$51

      The income tax provisions shown in the consolidated statements of operations differ from the amounts calculated using the federal statutory rate applied to income before income taxes as follows (in thousands):

	December 31,

	2005		2004		2003

	Amount	%	Amount	%	Amount	%

Provision at federal statutory rate	$2,236	34.0%	$(3,423)	(34.0)%	$369	34.0%
Effect of tax credits	(252)	(3.8)%	(252)	(2.5)%	(398)	(36.7)%
State taxes, net of federal expense (benefit)	209	32%	(25)	(0.2)%	(19)	(1.7)%
Other	(111)	(1.7)%	(81)	(0.8)%	(85)	(7.7)%

	2,082	31.7%	(3,781)	(37.5)%	(133)	(12.1)%
Amount reflected as a component of discontinued operations	(3,078)	(46.8)%	2,905	28.8%	184	16.9%

Income tax expense (benefit)	$(996)	(15.1)%	$(876)	(8.7)%	$51	4.8%

      Significant components of the net deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows (in thousands):

	December 31,

	2005		2004

	Assets	Liabilities	Assets	Liabilities

Property and equipment	$—	$17,264	$—	$20,280
Rental income	—	159	—	515
Brand name	—	2,463	—	2,463
Other intangible assets	—	611	—	306
Gain on sale leaseback	2,782	—	3,026	—
Impairment charge	3,794	—	3,151	—
Other	501	—	1,395	—

Total	$7,077	$20,497	$7,572	$23,564

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Operating Lease Income
      The Company leases shopping mall space to various tenants over terms ranging from one to ten years. The leases generally provide for fixed minimum monthly rent as well as tenants’ payments for their pro rata share of taxes and insurance, common area maintenance and expenses associated with the shopping mall. In addition, the Company leases commercial office space over terms ranging from one to seventeen years. Future minimum lease income under existing non-cancelable leases as of December 31, 2005 for continuing operations is as follows (in thousands):

Year Ending December 31,

2006	$2,509
2007	1,893
2008	1,513
2009	921
2010	538
Thereafter	328

$7,702

      Rental income for the years ended December 31, 2005, 2004, and 2003 from continuing operations was approximately $3.7 million, $3.9 million, and $4.1 million respectively, which included contingent rents of approximately $238 thousand, $150 thousand, and $166 thousand, respectively.

12.	Operating Lease Commitments
      The Company has various operating leases, the most significant of which are:
      In 2001, the Company assumed a master lease agreement which covered 17 hotel properties including 12 which were part of the Red Lion acquisition. The Company has entered into an agreement with Doubletree DTWC Corporation whereby Doubletree DTWC Corporation is subleasing five of these hotel properties from the Company. The master lease agreement requires minimum monthly payments of $1.3 million plus contingent rents based on gross receipts from the 17 hotels, of which approximately $800 thousand per month is paid by a sub-lease tenant. The lease agreement expires in December 2020, but the Company has the option to extend the term for three additional five-year terms.
      As previously disclosed, in November 2003 the Company sold one of its hotels to an unrelated party in a sales-operating leaseback transaction. The lease expires in November 2018 and requires monthly payments of approximately $63 thousand. At the Company’s option, the lease term is renewable for three five-year terms.
      The Company leases certain software, equipment, and other operating assets from a finance company. The agreement requires monthly payments of approximately $52 thousand, and expired in June 2005. The Company exercised its option to renew the lease for one year at the same terms and the lease is similarly renewable for two more one-year terms.

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total minimum payments due under all of the Company’s term operating leases at December 31, 2005 are as follows (in thousands):

Year Ending December 31,	Amount

2006	$6,457
2007	6,457
2008	6,344
2009	6,421
2010	6,421
Thereafter	59,318

$91,418

      The above amounts are net of $9.9 million of sublease income to be earned annually through 2020. Total rent expense from continuing operations, net of sublease income under the leases for the years ended December 31, 2005, 2004, and 2003 was $7.6 million for each period. This included $6.9 million, $7.2 million and $8.0 million of hotel facility and land lease expense, respectively.

13.	Related-Party Transactions
      The Company conducted various business transactions during 2005, 2004, and 2003 in which the counterparty was considered a related party due to common ownership by directors and/or shareholders of Red Lion Hotels Corporation. The nature of the transactions was limited to performing certain management and administrative functions for the related entities, commissions for real estate sales, leased office space, and purchased product for use in the hotels and restaurants from related entities. The total aggregate value of these transactions in 2005, 2004 and 2003 was $282 thousand, $398 thousand, and $330 thousand, respectively.
      During 2005, 2004, and 2003, the Company held certain cash and investment accounts in a bank and had notes payable to the same bank. The bank’s chairman and chief executive officer is a director of the Company. At December 31, 2005 and 2004 total cash and investments were approximately $0.5 million and $3.9 million, respectively, and notes payable totaling approximately $7.9 million and $4.5 million, respectively, were outstanding with this bank. Net interest expense of $172 thousand, $205 thousand, and $312 thousand, respectively, was recorded related to this bank for these balances during 2005, 2004, and 2003. Additionally, the Company manages the bank’s corporate office building under the terms of a management agreement. Management fees from this agreement during 2005, 2004, and 2003, were $127 thousand, $124 thousand, and $121 thousand, respectively.

14.	Employee Benefit and Stock Plans

1998 Stock Incentive Plan
      The 1998 Stock Incentive Plan (“the Plan”) was adopted by the Board of Directors and authorizes the grant or issuance of various option or other awards. As currently amended in 2000, the Plan allows for a maximum number of shares which may be awarded of 1,400,000 shares, subject to adjustments for stock splits, stock dividends and similar events. The Compensation Committee of the Board of Directors administers the Plan and establishes to whom, and the type and the terms and conditions, including the exercise period, of the awards that are granted.
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

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      During the year ended December 31, 2004, one officer received an award of 18,535 restricted common shares. The quoted market price of the common stock at the date of grant was $5.10 per share. The award vested 20% at the date of grant and will vest 20% on the anniversary of the grant date for the next four years as discussed in Note 9.
      All options granted prior to 2003 were designated as nonqualified options, with an exercise price equal to or in excess of fair market value on the date of grant, and for a term of ten years. For substantially all options granted, fifty percent of each recipients’ options will vest on the fourth anniversary of the date of grant and the remaining 50% will vest on the fifth anniversary of the date of grant. For options issued prior to 2004, the vesting schedule will change if, beginning one year after the option grant date, the stock price of the common stock reaches the following target levels (measured as a percentage increase over the exercise price) for 60 consecutive trading days:

Stock Price	Percent of Option
Increase	Shares Vested

25%	25%
50%	50%
75%	75%
100%	100%
      For options issued after 2003, the vesting schedule will change if, between the two year anniversary and the four year anniversary of the option grant date, the stock price of the common stock reaches the following target levels (measured as a percentage increase over the exercise price) for 60 consecutive trading days:

Stock Price	Percent of Option
Increase	Shares Vested

100%	25%
200%	50%

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock option transactions are summarized as follows:

	Number of	Weighted-Average	Exercise Price	Expiration
	Shares	Exercise Price	Per Share	Date

Balance, January 1, 2003	537,895	$8.29	$6.07-15.00	2008-2012
Options granted	346,230	$5.42	$5.26- 5.98	2013
Options forfeited	(58,116)	$6.09	$5.26-15.00

Balance, December 31, 2003	826,009	$7.24	$5.26-15.00	2008-2013
Options granted	496,405	$5.10	$5.10	2014
Options exercised	(26,587)	$5.26	$5.26
Options forfeited	(211,889)	$5.26	$5.26-15.00

Balance, December 31, 2004	1,083,938	$6.45	$5.10-15.00	2008-2014
Options granted	218,994	$6.85	$.01- 7.46	2015
Options exercised	(31,493)	$2.26	$.01- 5.26
Options forfeited	(51,919)	$7.06	$5.26-15.00

Balance, December 31, 2005	1,219,520	$6.62	$5.10-15.00	2008-2015

      At December 31, 2005 and 2004, 376,081 and 272,584 options, respectively, were exercisable under the terms of the option agreements.
      During 2005, a total of 31,493 options to purchase common stock were exercised by employees and directors under the terms of their option agreements, resulting in proceeds to the Company of approximately $71 thousand. During 2004, a total of 26,587 options to purchase common shares were exercised by employees under the terms of their options agreements, resulting in proceeds to the Company totaling approximately $139 thousand. Remaining options available for grant at December 31, 2005 were 81,865. At December 31, 2005, options totaling 376,081 were exercisable at a weighted average exercise price of $8.13.
      The following table summarizes information about the Company’s outstanding stock options at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$5.10 - $6.07	839,334	8.01	$5.34	212,595	$5.52
$7.46 - $8.31	264,395	8.49	7.59	59,695	8.01
$10.94	37,300	3.01	10.94	37,300	10.94
$15.00	78,491	2.74	15.00	66,491	15.00

	1,219,520	7.62	$6.62	376,081	$8.13

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003:

	2005	2004	2003

Dividend yield	0%	0%	0%
Expected volatility	33%	35%	25%
Risk free interest rates	4.60%	2.77%	2.56%
Expected option lives	4 years	4 years	4 years
      The weighted-average life of options outstanding at December 31, 2005 was 7.62 years. In 2005, 17,994 options were issued to non-management directors as directors compensation at a price below the fair market price of the stock at the date of grant. No options were issued in 2004 or 2003 for which the fair market value of the common stock at the date of grant exceeded the exercise price of the option. The weighted-average fair value and exercise price for options granted at or below market value in 2005, 2004 and 2003 are as follows:

	Weighted-Average			Weighted-Average
	Fair Value			Exercise Price

	2005	2004	2003	2005	2004	2003

Options granted at market value	$2.81	$2.40	$1.47	$6.85	$5.10	$5.42

Employee Stock Purchase Plan
      In 1998, the Company adopted the Employee Stock Purchase Plan to assist employees of the Company in acquiring a stock ownership interest in the Company. A maximum of 300,000 shares of common stock is reserved for issuance under this plan. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions. No employee may purchase more than $25 thousand worth of common stock under this plan in any calendar year. During the years ended December 31, 2005, 2004, and 2003, 31,456, 27,971, and 21,805, shares were purchased under this plan for approximately $152 thousand, $114 thousand, and $99 thousand, respectively.

Defined Contribution Plan
      The Company and its employees contribute to the WestCoast Hospitality Corporation Amended and Restated Retirement and Savings Plan. The defined contribution plan was created for the benefit of substantially all employees of the Company. The Company makes contributions of up to 3% of an employee’s compensation based on a vesting schedule and eligibility requirements set forth in the plan document. Company contributions to the plan for the years ended December 31, 2005, 2004, and 2003, were approximately $399 thousand, $433 thousand, and $439 thousand, respectively.

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
      The carrying amounts for cash and cash equivalents, accounts receivable, current liabilities and variable rate long-term debt are reasonable estimates of their fair values. The fair value of fixed-rate long-term debt is

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimated based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities. The debentures are valued at the closing price of the underlying trust preferred securities (discussed in Note 6) on the New York Stock Exchange, on the last trading day of the period, plus the face value of the debenture amount representing the trust common securities held by the Company.
      The estimated fair values of financial instruments of continuing operations are as follows (in thousands):

	December 31,

	2005		2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash, cash equivalents, and restricted cash	$37,550	$37,550	$13,669	$13,669
Accounts receivable	$8,755	$8,755	$8,464	$8,464
Financial liabilities:
Current liabilities, excluding debt	$23,203	$23,203	$17,648	$17,648
Long-term debt	$130,364	$127,551	$133,211	$133,211
Debentures	$47,423	$48,987	$47,423	$50,459

16.	Business Segments
      The Company has four operating segments: (1) hotels; (2) franchise and management; (3) entertainment; and (4) real estate. The “other” segment consists primarily of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment.
      The franchise and management segment had intra-segment revenues with the hotels segment for management fees which were eliminated in the consolidated financial statements. Likewise, the entertainment segment had inter-segment revenues which were eliminated in the consolidated financial statements. Management reviews and evaluates the operations of all of its segments including the inter-segment and intra-segment revenues. Therefore, the total revenues, including inter-segment revenues are included in the segment information below. Management also reviews and evaluates the operating segments exclusive of interest expense. Therefore, interest expense is not allocated to the segments.
      Selected information with respect to the segments is as follows for continuing operations (in thousands):

	Year Ended December 31,

	2005	2004	2003

Revenues:
Hotels	$146,125	$142,424	$138,286
Franchise and Management	2,860	2,575	4,934
Entertainment	9,827	11,615	7,980
Real Estate	5,045	5,416	5,209
Other	1,191	1,113	1,119

	$165,048	$163,143	$157,528

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2005	2004	2003

Operating income (loss):
Hotels	$12,415	$10,757	$10,563
Franchise and Management	1,424	680	885
Entertainment	970	735	668
Real Estate	433	1,306	1,490
Other	(3,631)	(2,230)	(2,646)

	$11,611	$11,248	$10,960

Capital expenditures:
Hotels	$19,422	$13,080	$5,253
Franchise and Management	1,214	503	88
Entertainment	705	187	199
Real Estate	1,137	222	313
Other	161	160	1,086

	$22,639	$14,152	$6,939

Depreciation and amortization:
Hotels	$9,837	$8,630	$7,825
Franchise and Management	325	306	304
Entertainment	461	427	339
Real Estate	644	720	1,204
Other	460	457	666

	$11,727	$10,540	$10,338

Identifiable assets (including discontinued operations):
Hotels	$278,687	$304,278	$293,476
Franchise and Management	13,192	13,234	14,301
Entertainment	11,202	10,699	10,869
Real Estate	26,329	21,833	21,798
Other	26,186	14,568	12,781

	$355,596	$364,612	$353,225

      Selected information with respect to the segments is as follows for discontinued operations (in thousands):

	Year Ended December 31,

	2005	2004	2003

Revenues:
Hotels	$21,169	$24,116	$22,742
Real Estate	2,851	3,643	3,705

	$24,020	$27,759	$26,447

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2005	2004	2003

Operating income (loss):
Hotels	$3,630	$(8,039)	$(256)
Real Estate	6,259	1,344	1,052

	$9,889	$(6,695)	$796

Capital expenditures:
Hotels	$168	$7,074	$357
Real Estate	61	672	43

	$229	$7,746	$400

Depreciation and amortization:
Hotels	$24	$1,678	$1,611
Real Estate	98	608	1,083

	$122	$2,286	$2,694

17.	Earnings Per Share
      The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share amounts):

	Year Ended December 31,

	2005	2004	2003

Numerator:
Basic:
Net income (loss) from continuing operations	$(1,144)	$(890)	$1,560
Preferred stock dividend	—	(377)	(2,540)

Loss applicable to common shareholders before discontinued operations	(1,144)	(1,267)	(980)
Income (loss) on discontinued operations	5,639	(5,395)	(341)

Income (loss) applicable to common shareholders	$4,495	$(6,662)	$(1,321)

Diluted:
Loss applicable to common shareholders before discontinued operations — diluted	$(1,144)	$(1,267)	$(980)
Income (loss) on discontinued operations	5,639	(5,395)	(341)

Income (loss) applicable to common shareholders — diluted	$4,495	$(6,662)	$(1,321)

Denominator:
Weighted average shares — basic	13,105	13,049	12,999

Weighted average shares — diluted	13,105	13,049	12,999

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2005	2004	2003

Earnings per common share
Basic:
Loss applicable to common shareholders before discontinued operations	$(0.09)	$(0.10)	$(0.07)
Income (loss) on discontinued operations	$0.43	$(0.41)	$(0.03)

Income (loss) applicable to common shareholders	$0.34	$(0.51)	$(0.10)

Diluted:
Loss applicable to common shareholders before discontinued operations	$(0.09)	$(0.10)	$(0.07)
Income (loss) on discontinued operations	$0.43	$(0.41)	$(0.03)

Income (loss) applicable to common shareholders	$0.34	$(0.51)	$(0.10)

(a)	At December 31, 2005, 2004 and 2003, the effect of converting OP Units would be anti-dilutive and the units are therefore excluded from the above calculation.

(b)	At December 31, 2005, 2004 and 2003, 1,219,520, 1,083,938 and 826,009 options to purchase common shares, respectively, were outstanding. For 2005, 2004 and 2003, the effect of the shares that would be issuable upon exercise of these options would be anti-dilutive and the options are therefore excluded from the above calculation.

(c)	Convertible notes are excluded from the above calculation for all periods presented as they are anti-dilutive.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
      There were no changes in our accountants during 2005. There were no disagreements with our accountants on accounting and financial disclosure during 2005.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Controls
      There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls during the period for which this annual report relates.
Certifications
      The Company’s chief executive officer is required to annually file a certification with the New York Stock Exchange (“NYSE”), certifying the Company’s compliance with the corporate governance listing standards of the NYSE. During 2005, the Company’s chief executive officer filed such annual certification with the NYSE, which was not qualified in any respect, indicating that he was not aware of any violations by the Company of the NYSE corporate governance listing standards. The Company’s principal executive officer and principal financial officer are also required to, among other things, file quarterly certifications with the SEC regarding the quality of the Company’s public disclosures, as required by Section 302 of the Sarbanes-Oxley Act. Such certifications for the year ended December 31, 2005 have been filed as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      A portion of the information required by this item is contained in, and incorporated by reference from, the proxy statement for our 2006 Annual Meeting of Shareholders under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.” We make available free of charge on our website (www.redlion.com) the charters of all of the standing committees of our board of directors (including those of the audit, nominating and corporate governance and compensation committees), the code of business conduct and ethics for our directors, officers and employees, and our corporate governance guidelines. We will furnish copies of these documents to any shareholder upon written request sent to our General Counsel, 201 W. North River Drive, Suite 100, Spokane, Washington 99201-2293.

      Set forth below is information regarding our directors, executive officers and certain key employees as of March 15, 2006:

Name	Age	Position

Donald K. Barbieri	60	Chairman of the Board
Richard L. Barbieri	64	Director
Arthur M. Coffey	50	President and Chief Executive Officer, Director
Ryland P. “Skip” Davis	65	Director
Jon E. Eliassen	58	Director
Peter F. Stanton	49	Director
Ronald R. Taylor	58	Director
Anupam Narayan	52	Executive Vice President, Chief Investment Officer and Chief Financial Officer
John M. Taffin	42	Executive Vice President, Hotel Operations
David M. Bell*	55	Executive Vice President, Development
Thomas L. McKeirnan	37	Senior Vice President, General Counsel and Secretary
Anthony F. Dombrowik	35	Senior Vice President, Corporate Controller and Principal Accounting Officer
Jack G. Lucas	53	Vice President and President TicketsWest
David Peterson	52	Vice President, Real Estate Services
      * On March 29, 2006, David M. Bell, Executive Vice President, Development, announced his intention to retire from the company on or before February 28, 2007. Effective as of March 29, 2006, Mr. Bell no longer serves as an executive officer of the company. He will focus his efforts during his remaining tenure primarily on the Company’s renovation program and transitioning his functions to other employees of the company.
      Donald K. Barbieri. Mr. Barbieri has been a director since 1978 and Chairman of the Board since 1996. He served as President and Chief Executive Officer from 1978 until April 2003. Mr. Barbieri joined the Company in 1969 and was responsible for its development activities in hotel, entertainment and real estate areas. Mr. Barbieri is a past Trustee of Gonzaga University; Chairman of the Board for the Spokane Regional Chamber of Commerce; served as President of the Spokane Chapter of the Building Owners and Managers Association; as President of the Spokane Regional Convention and Visitors Bureau and as Chairman of the Spokane United Way Campaign. Barbieri chaired the State of Washington’s Quality of Life Task Force. He has served as board Chairman for the Inland Northwest’s largest hospital system, Sacred Heart Medical Center and was founding president of the Physician Hospital Community Organization. He has served three governors on the Washington Economic Development Board and currently chairs the Spokane County Democratic Election Committee after being a candidate for the Fifth District US Congressional Seat from the State of Washington. Mr. Barbieri is brother to director Richard L. Barbieri and brother-in-law to David M. Bell,* the Company’s Executive Vice President, Development.
      Richard L. Barbieri. Mr. Barbieri has been a director since 1978. From 1994 until he retired in December 2003, he served as the Company’s full-time General Counsel, first as Vice President, then Senior Vice President and Executive Vice President. He currently serves as Chairman of the Board of Puget Sound Neighborhood Health Centers and as a member of the Board of the Pike Market Foundation, both non-profit organizations. From 1978 to 1995, Mr. Barbieri served as legal counsel and Secretary, during which time he was first engaged in the private practice of law at Edwards and Barbieri, a Seattle law firm, and then at Riddell Williams P.S., a Seattle law firm. Mr. Barbieri has also served as chairman of various committees of the Washington State Bar Association and the King County (Washington) Bar Association, and as a member of the governing board of the King County bar association. He also served as Vice Chairman of the Citizens’ Advisory Committee to the Major League Baseball Stadium Public Facilities District in Seattle in 1996 and 1997. Mr. Barbieri is brother to Donald K. Barbieri and brother-in-law to David M. Bell.*

      Arthur M. Coffey. Mr. Coffey has been a director of Red Lion Hotels Corporation since 1990 and has served as its President and Chief Executive Officer since April 2003. Mr. Coffey has over 30 years experience in the hospitality industry and has been with Red Lion Hotels Corporation since 1981. He has held a variety of management positions including Executive Vice President, Chief Financial Officer, and Chief Operating Officer. Mr. Coffey played a key role in taking the company public and listing on the NYSE in 1998. He possesses a unique combination of expertise in development, operations and financial disciplines and during his tenure the company has grown from ownership of three hotels into a multi-division hospitality company that owns, manages and franchises more than 60 hotels. He previously served as trustee of the Spokane Area Chamber of Commerce, director of the Washington State Hotel Association, and President of the Spokane Hotel Association. Mr. Coffey is currently a director of the Association of Washington Business. He also serves on the board for the Inland Northwest Council, Boy Scouts of America.
      Ryland P. “Skip” Davis. Mr. Davis has been a director since May 2005. He has served as Chief Executive Officer of Providence Health Care since 1998 and Chief Executive Officer of Sacred Heart Medical Center in Spokane since 1996. From 1993 to 1996, Mr. Davis was Senior Vice President for the Hunter Group, a hospital management firm specializing in healthcare consulting and management nationally. From 1988 to 1993, he was Chairman and CEO of Synergos Neurological Centers, Inc., in Santa Ana and Sacramento, California. From 1987 to 1988, he was President of Diversified Health Group, Inc., of Sacramento. From 1982 to 1987, he worked for American Health Group International as President and CEO of Amerimed in Burbank, California, and as Executive Vice President of Operations. From 1981 to 1982, he worked for Hospital Affiliates International, as Group Vice President in Sacramento, and as CEO of Winona Memorial Hospital in Indianapolis, Indiana. From 1972 to 1975, he was Associate Administrator of San Jose Hospital and Health Care Center in San Jose, California and from 1968 to 1971, Assistant Administrator of Alta Bates Hospital in Berkeley, California. He has done numerous private business ventures related to healthcare. Mr. Davis is a Fellow of the American College of Health Care Executives and has published articles in “Modern Healthcare,” “Health Week,” and other business publications regarding healthcare issues and perspectives. Mr. Davis is currently on the Board and is Chair of the Spokane Area Chamber of Commerce, on the Boy Scouts of America Inland Northwest Council Board, and a member of the Washington State University Advisory Council.
      Jon E. Eliassen. Mr. Eliassen has been a director since September 2003. Mr. Eliassen is currently President and CEO of the Spokane Area Economic Development Council. Mr. Eliassen retired in 2003 from his position as Senior Vice President and Chief Financial Officer of Avista Corp., a publicly-traded diversified utility. Mr. Eliassen spent 33 years at Avista, including the last 16 years as its Chief Financial Officer. While at Avista, Mr. Eliassen was an active participant in development of a number of successful subsidiary company operations including technology related startups Itron, Avista Labs and Avista Advantage. Mr. Eliassen serves on the Board of Directors of Itron Corporation, IT Lifeline, Inc, and is the principal of Terrapin Capital Group, LLC. Mr. Eliassen’s corporate accomplishments are complemented by his extensive service to the community in roles which have included director and President of the Spokane Symphony Endowment Fund, director of The Heart Institute of Spokane, Washington State University Research Foundation, Washington Technology Center, Spokane Intercollegiate Research and Technology Institute and past director of numerous other organizations and energy industry associations.
      Peter F. Stanton. Mr. Stanton has been a director since April 1998. Mr. Stanton has served as the Chief Executive Officer of Washington Trust Bank since 1993 and its Chairman since 1997. Mr. Stanton previously served as President of Washington Trust Bank from 1990 to 2000. Mr. Stanton is also Chief Executive Officer, President and a director of W.T.B. Financial Corporation (a bank holding company). In addition to serving on numerous state and local civic boards, Mr. Stanton was President of the Washington Bankers Association from 1995 to 1996 and served as Washington state chairman of the American Bankers Association in 1997 and 1998. He currently serves as a National Trustee for the Boy’s and Girl’s Club of America.
      Ronald R. Taylor. Mr. Taylor has been a director since April 1998. Mr. Taylor is President of Tamarack Bay, LLC, a private consulting firm and is currently a director of two other public companies, Watson Pharmaceuticals, Inc. (a pharmaceutical manufacturer) and ResMed, Inc. (a manufacturer of equipment relating to the management of sleep-disordered breathing). Mr. Taylor is also Chairman of the

Board of three privately held companies. From 1998 to 2001, Mr. Taylor was a general partner of Enterprise Partners, a venture capital firm. From 1996 to 1998, Mr. Taylor worked as an independent business consultant. From 1987 to 1996, Mr. Taylor was Chairman, President and Chief Executive Officer of Pyxis Corporation (a health care service provider), which he founded in 1987. Prior to founding Pyxis, he was an executive with both Allergan Pharmaceuticals and Hybritech, Inc.
      Anupam Narayan. Mr. Narayan is our Executive Vice President and Chief Investment Officer and Chief Financial Officer. He has been with the company since November 2004. Mr. Narayan has nearly 25 years of experience in the hospitality industry. From 1998 to March 2004, he served in various capacities as an executive officer of Best Western International Inc., including his most recent position as Senior Vice President, Global Brand Management and Chief Financial Officer and a three-month period as Acting President and Chief Executive Officer during 2002. From 1985 to 1998, Mr. Narayan was employed by Doubletree Corporation and Red Lion Hotels, Inc., serving as Senior Vice President and Treasurer immediately prior to his move to Best Western.
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
      David M. Bell.* Mr. Bell is our Executive Vice President, Development. He has served in several development roles for the company, as both a Senior Vice President and Executive Vice President, since 1997. From 1985 to 1987 he served as a Vice President and director. Mr. Bell is in charge of development, including hotels and capital asset projects, and central services. Since joining our company in 1984, Mr. Bell has been responsible for numerous construction projects, including the development of the RLH Building, the WestCoast Kalispell Center Hotel and Mall, two major room tower additions to the Red Lion Hotel at the Park and the conversion of the U.S. Bank of Washington office building in Seattle into the Red Lion Hotel on Fifth Avenue. Mr. Bell is a registered professional engineer and previously served on the board of the Pacific Science Center in Seattle, Washington. Mr. Bell is the brother-in-law of Donald K. and Richard L. Barbieri.
      * On March 29, 2006, David M. Bell, Executive Vice President, Development, announced his intention to retire from the company on or before February 28, 2007. Effective as of March 29, 2006, Mr. Bell no longer serves as an executive officer of the company. He will focus his efforts during his remaining tenure primarily on the Company’s renovation program and transitioning his functions to other employees of the company.
      Thomas L. McKeirnan. Mr. McKeirnan has been our Senior Vice President, General Counsel and Secretary since February 2005. Prior to that he served as Vice President, General Counsel and Secretary from January 2004 through February 2005 and Vice President, Assistant General Counsel from July 2003 to January 2004. Prior to joining us, Mr. McKeirnan was a partner at the Spokane, Washington law firm of Paine Hamblen Cofflin Brooke & Miller LLP from January 2002 until July 2003 and an associate attorney at the same firm from 1999 to 2001. Mr. McKeirnan was also an associate attorney with the Seattle, Washington law firm of Riddell Williams P.S. from 1995 until 1999. Mr. McKeirnan’s private legal practice focused on corporate, transactional, real estate and securities law, with an emphasis on the hospitality industry. While in private practice, Mr. McKeirnan represented us as outside counsel on various strategic and transactional matters and also represented WestCoast Hotels, Inc. prior to our acquisition of that company.
      Anthony F. Dombrowik. Mr. Dombrowik serves as our Senior Vice President, Corporate Controller and Principal Accounting Officer. He has served as Corporate Controller and Principal Accounting Officer since May 2003, became a Vice President in 2004, and Senior Vice President in 2006. Mr. Dombrowik was previously employed as senior manager at the public accounting firm of BDO Seidman, LLP, where he served as an auditor, certified public accountant and consultant from 1992 to 2003. Mr. Dombrowik’s public accounting practice focused on auditing and consulting for mid-market public companies, with particular attention to consolidations, capital and debt transactions, mergers and acquisitions, and the hospitality industry.
      Jack G. Lucas. Mr. Lucas serves as Vice President of Red Lion Hotels Corporation and President of TicketsWest. He is in charge of overseeing all of the various departments within our entertainment division. He has been President of TicketsWest since February 2006 and Vice President of Red Lion Hotels Corporation since August 1998. Mr. Lucas has approximately 26 years of experience in the entertainment industry, and has been employed by us since 1987. Mr. Lucas previously spent 13 years on the management staff of the City of Spokane Entertainment Facilities, which included a 2,700-seat performing arts center, 30,000-seat stadium, 8,500-seat coliseum, and convention center. Mr. Lucas was awarded the 2004 International Ticketing Professional of the Year award from the International Ticketing Association.
      David Peterson. Mr. Peterson is our Vice President, Real Estate Services. He has served in that capacity since 1988 and been with us for 29 years. Mr. Peterson is a licensed Real Estate Broker for G&B Real Estate Services, a division of Red Lion Hotels Corporation. He has a strong real estate and construction background and is responsible for the management and leasing of office and retail space, and the management and development of residential units. Mr. Peterson is a member of several professional organizations throughout the community including member and past President of the Spokane Chapter of Building Owner’s and Managers Association, member of Building Owners and Managers Association International, and a member of the International Council of Shopping Centers and chairman of the board of Vera Water and Power. He previously served as a trustee for the Spokane County Real Estate Research Committee, member and past director of Downtown Spokane Association and as a director of the Business Improvement District of Spokane.

Item 11.	Executive Compensation
      The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2006 Annual Meeting of Shareholders under the caption “Executive Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2006 Annual Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Proposal 3: Approval of 2006 Stock Incentive Plan.”

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2006 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions”.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2006 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services”.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
      List of documents filed as part of this report:
      1. Index to Red Lion Hotels Corporation financial statements:
      2. Index to financial statement schedules:
      All schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or the information is contained in the Financial Statements and therefore has been omitted.
      3. Index to exhibits:

Exhibit
Number	Description

3.1(1)	Amended and Restated Articles of Incorporation
3.2(2)	Amended and Restated By-Laws
4.1(3)	Specimen Common Stock Certificate
4.2(4)	Certificate of Trust of Red Lion Hotels Capital Trust
4.3(4)	Declaration of Trust of Red Lion Hotels Capital Trust
4.4(5)	Amended and Restated Declaration of Trust of Red Lion Hotels Capital Trust
4.5(5)	Indenture for 9.5% Junior Subordinated Debentures Due February 24, 2044
4.6(2)	Form of Certificate for 9.5% Trust Preferred Securities (Liquidation Amount of $25 per Trust Preferred Security) of Red Lion Hotels Capital Trust (included in Exhibit 4.4 as Exhibit A-1)
4.7(2)	Form of 9.5% Junior Subordinated Debenture Due February 24, 2044 (included in Exhibit 4.5 as Exhibit A)
4.8(5)	Trust Preferred Securities Guarantee Agreement dated February 24, 2004
4.9(5)	Trust Common Securities Guarantee Agreement dated February 24, 2004

Executive Compensation Plans and Agreements
10.1(6)	Employment Agreement dated March 1, 1998 between WestCoast and David M. Bell
10.2(3)	Employee Stock Purchase Plan

Exhibit
Number	Description

10.3(7)	1998 Stock Incentive Plan
10.4(3)	Form of Restricted Stock Award Agreement
10.5(6)	Form of Nonqualified Stock Option Agreement
10.6(8)	Form of Notice of Grant of Stock Options and Option Agreement
10.7(9)	Executive Employment Agreement dated April 13, 2003 between WestCoast and Arthur M. Coffey
10.8(10)	Executive Employment Agreement dated May 21, 2003 between WestCoast and Thomas McKeirnan
10.9(11)	Executive Employment Agreement dated November 22, 2004 between WestCoast and Anupam Narayan
10.10(12)	SEC Reportable Officers Variable Pay Plan
10.11	Summary Sheet for Director Compensation and Executive Cash Compensation and Performance Criteria Under SEC Reportable Officers Variable Pay Plan

Other Material Contracts
10.12(13)	Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1977
10.13(4)	First Amendment dated January 1, 1998 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10.14(4)	Second Amendment dated April 20, 1998 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10.15(4)	Third Amendment dated April 28, 1998 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10.16(4)	Fourth Amendment dated May 14, 1999 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10.17(4)	Fifth Amendment dated January 1, 2000 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10.18(4)	Sixth Amendment dated June 30, 2000 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10.19(4)	Seventh Amendment dated January 1, 2001 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10.20(14)	Eighth Amendment to Agreement of Limited Partnership of Red Lion Hotels Limited Partnership
10.21(14)	Ninth Amendment to Agreement of Limited Partnership of Red Lion Hotels Limited Partnership
10.22(15)	Tenth Amendment to Agreement of Limited Partnership of Red Lion Hotels Limited Partnership
10.23(14)	Registration Rights Agreement dated February 2, 2006 between the Registrant and Dunson Ridpath Hotel Associates Limited Partnership
10.24(16)	Purchase and Sale Agreement dated December 17, 1999 with respect to WC Holdings, Inc.
10.25(16)	Membership Interest Purchase Agreement dated December 17, 1999 with respect to October Hotel Investors, LLC
10.26(16)	First Amendment dated December 30, 1999 to Membership Interest Purchase Agreement with respect to October Hotel Investors, LLC
10.27(4)	Fixed Rate Note effective as of June 14, 2001, in the original principal amount of $36,050,000 issued by WHC809, LLC, a Delaware limited liability company indirectly controlled by WestCoast, to Morgan Guaranty Trust Company of New York
10.28(17)	Deed Of Trust and Security Agreement effective as of June 14, 2001, with WHC809, LLC, as grantor, and Morgan Guaranty Trust Company of New York, as beneficiary

Exhibit
Number	Description

10.29(18)	Promissory Note dated effective as of June 27, 2003, in the original principal amount of $5,100,000 issued by WHC807, LLC, a Delaware limited liability company indirectly controlled by Red Lion Hotels Corporation (“WHC807”), to Column Financial, Inc. (“Column”) (the “WHC807 Promissory Note”). Nine other Delaware limited liability companies indirectly controlled by WestCoast (the “Other LLCs”) simultaneously issued nine separate Promissory Notes to Column in an aggregate original principal amount of $50,100,000 and otherwise on terms and conditions substantially similar to those of the WHC807 Promissory Note (these Promissory Notes and their respective issuers and principal amounts are identified in Exhibit D to the Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing filed as Exhibit 10.27).
10.30(18)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated effective as of June 27, 2003, with WHC807 as grantor and Column as beneficiary (the “WHC807 Deed of Trust”). Each of the Other LLCs simultaneously executed a separate Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing as grantor with Column as beneficiary and otherwise on terms and conditions substantially similar to those of the WHC807 Deed of Trust (these nine other documents and their respective grantors and the respective parcels of real property encumbered thereby are identified in Exhibit E to the WHC807 Deed of Trust).
10.31(18)	Indemnity and Guaranty Agreement dated effective as of June 27, 2003, between Red Lion Hotels Corporation and Column with respect to the WHC807 Promissory Note and the WHC807 Deed of Trust. The Company and Column have entered into nine separate Indemnity and Guaranty Agreements on substantially similar terms and conditions with respect to the Other LLCs’ Promissory Notes and Deeds of Trust, Assignments of Leases and Rents, Security Agreements and Fixture Filings referred to in Exhibits 10.26 and 10.27, respectively.
10.32(19)	First Amended and Restated Credit Agreement dated February 1, 2005 between Red Lion Hotels Corporation and Wells Fargo Bank
10.33	Second Amended and Restated Credit Agreement dated February 1, 2006 between Red Lion Hotels Corporation and Wells Fargo Bank
21	List of Subsidiaries of Red Lion Hotels Corporation
23	Consent of BDO Seidman, LLP
31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(b)
32.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(b)

Footnotes to index to exhibits:

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to Red Lion Hotels Corporation’s Form 8-K on September 20, 2005.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Red Lion Hotels Corporation’s Form 10-K on March 31, 2003.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Red Lion Hotels Corporation’s Form S-1 on January 20, 1998.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to Red Lion Hotels Corporation’s Form S-1 on November 4, 2003.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to Red Lion Hotels Corporation’s Form 8-K on March 19, 2004.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Red Lion Hotels Corporation’s Form S-1/ A on March 10, 1998.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Red Lion Hotels Corporation’s Form 10-Q on May 15, 2001.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Red Lion Hotels Corporation’s Form 8-K on November 15, 2005.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Red Lion Hotels Corporation’s Form 10-Q on August 14, 2003.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Red Lion Hotels Corporation’s Form S-1/ A on February 6, 2004.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Red Lion Hotels Corporation’s Form 10-Q on November 22, 2004.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to Red Lion Hotels Corporation’s Form 8-K on March 23, 2005.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to Red Lion Hotels Corporation’s Form S-1/ A on February 27, 1998.

(14)	Previously filed with the Securities and Exchange Commission as an exhibit to Red Lion Hotels Corporation’s Form 8-K on February 8, 2006.

(15)	Previously filed with the Securities and Exchange Commission as an exhibit to Red Lion Hotels Corporation’s Form 8-K on February 22, 2006.

(16)	Previously filed with the Securities and Exchange Commission as an exhibit to Red Lion Hotels Corporation’s Form 8-K on January 19, 2000.

(17)	Previously filed with the Securities and Exchange Commission as an exhibit to Red Lion Hotels Corporation’s Form 10-Q on August 14, 2001.

(18)	Previously filed with the Securities and Exchange Commission as an exhibit to Red Lion Hotels Corporation’s Form 10-Q on August 14, 2003.

(19)	Previously filed with the Securities and Exchange Commission as an exhibit to Red Lion Hotels Corporation’s Form 8-K on February 15, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED LION HOTELS CORPORATION
Registrant

Signature		Title	Date

By:	/s/ ARTHUR M. COFFEY Arthur M. Coffey	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006

By:	/s/ ANUPAM NARAYAN Anupam Narayan	Executive Vice President, Chief Investment Officer and Chief Financial Officer (Principal Financial Officer)	March 31, 2006

By:	/s/ ANTHONY F. DOMBROWIK Anthony F. Dombrowik	Senior Vice President, Corporate Controller (Principal Accounting Officer)	March 31, 2006

By:	/s/ DONALD K. BARBIERI Donald K. Barbieri	Chairman of the Board of Directors	March 31, 2006

By:	/s/ RICHARD L. BARBIERI Richard L. Barbieri	Director	March 31, 2006

By:	/s/ RYLAND P. DAVIS Ryland P. Davis	Director	March 31, 2006

By:	/s/ JON E. ELIASSEN Jon E. Eliassen	Director	March 31, 2006

By:	/s/ PETER F. STANTON Peter F. Stanton	Director	March 31, 2006

By:	/s/ RONALD R. TAYLOR Ronald R. Taylor	Director	March 31, 2006