Form 10-Q
period 2006-03-31
Red Lion Hotels CORP
filed 2006-05-05
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer                 ☐ Accelerated filer                 ☑ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 28, 2006, there were 13,306,562 shares of the registrant’s common stock outstanding.

Red Lion Hotels Corporation
Form 10-Q
For the Quarter Ended March 31, 2006

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Red Lion Hotels Corporation
Consolidated Balance Sheets (unaudited)
March 31, 2006 and December 31, 2005

	March 31,	December 31,
	2006	2005
	(In thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents	$17,439	$28,729
Restricted cash	8,977	8,821
Accounts receivable, net	8,779	8,755
Inventories	1,657	1,712
Prepaid expenses and other	3,175	1,610
Assets held for sale:
Assets of discontinued operations	14,753	20,217
Other assets held for sale	715	715

Total current assets	55,495	70,559

Property and equipment, net	244,592	235,444
Goodwill	28,042	28,042
Intangible assets, net	12,663	12,852
Other assets, net	8,661	8,699

Total assets	$349,453	$355,596

Liabilities:
Current liabilities:
Accounts payable	$5,108	$7,057
Accrued payroll and related benefits	4,264	5,520
Accrued interest payable	672	676
Advance deposits	541	198
Other accrued expenses	10,343	9,752
Long-term debt, due within one year	3,658	3,731
Liabilities of discontinued operations	2,663	3,089

Total current liabilities	27,249	30,023
Long-term debt, due after one year	125,768	126,633
Deferred income	7,581	7,770
Deferred income taxes	13,720	13,420
Minority interest in partnerships	6,832	9,080
Debentures due Red Lion Hotels Capital Trust	47,423	47,423

Total liabilities	228,573	234,349

Stockholders’ equity:
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 13,299,022 and 13,131,282 shares issued and outstanding	133	131
Additional paid-in capital, common stock	87,436	84,832
Retained earnings	33,311	36,284

Total stockholders’ equity	120,880	121,247

Total liabilities and stockholders’ equity	$349,453	$355,596

The accompanying condensed notes are an integral part of the consolidated financial statements.

Red Lion Hotels Corporation
Consolidated Statements of Operations (unaudited)
For the Three Months Ended March 31, 2006 and 2005

	Three months ended March 31,
	2006	2005
	(In thousands, except per share data)
Revenue:
Hotels	$31,028	$30,342
Franchise and management	576	811
Entertainment	3,371	2,805
Real estate	1,340	1,229
Other	283	285

Total revenues	36,598	35,472

Operating expenses:
Hotels	27,876	27,649
Franchise and management	222	97
Entertainment	2,900	2,468
Real estate	916	838
Other	236	216
Depreciation and amortization	3,122	2,839
Hotel facility and land lease	1,695	1,740
Gain on asset dispositions, net	(182)	(188)
Undistributed corporate expenses	984	952

Total expenses	37,769	36,611

Operating loss	(1,171)	(1,139)
Other income (expense):
Interest expense	(3,491)	(3,601)
Minority interest in partnerships, net	(26)	49
Other income (loss), net	360	(4)

Loss from continuing operations before income taxes	(4,328)	(4,695)
Income tax benefit	(1,599)	(1,695)

Net loss from continuing operations	(2,729)	(3,000)

Discontinued operations:
Loss from operations of discontinued business units, net of income tax benefit of $151 and $121	(274)	(123)
Net gain on disposal of discontinued business units, net of income tax expense of $16	30	—

Loss from discontinued operations	(244)	(123)

Net loss	$(2,973)	$(3,123)

Earnings per common share — basic and diluted:
Net loss from continuing operations	$(0.21)	$(0.23)
Loss from discontinued operations	(0.01)	(0.01)

Net loss	$(0.22)	$(0.24)

Weighted average shares — basic and diluted	13,235	13,078
The accompanying condensed notes are an integral part of the consolidated financial statements.

Red Lion Hotels Corporation
Consolidated Statements of Cash Flows (unaudited)
For the Three Months Ended March 31, 2006 and 2005

	Three months ended March 31,
	2006	2005
	(In thousands)
Operating activities:
Net loss	$(2,973)	$(3,123)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,123	2,874
Gain on disposition of property, equipment and other assets, net	(182)	(94)
Gain on disposition of discontinued operations, net	(46)	—
Deferred income tax provision	300	300
Minority interest in partnerships	25	(50)
Equity in investments	24	9
Compensation expense related to stock issuance	190	5
Provision for doubtful accounts	182	(28)
Change in current assets and liabilities:
Restricted cash	(156)	(280)
Accounts receivable	91	(927)
Inventories	57	23
Prepaid expenses and other	(1,512)	(1,846)
Accounts payable	(1,975)	304
Accrued payroll and related benefits	(1,585)	1,036
Accrued interest payable	2	(34)
Other accrued expenses and advance deposits	943	3,171

Net cash provided by (used in) operating activities	(3,492)	1,340

Investing activities:
Purchases of property and equipment	(11,971)	(2,283)
Proceeds from disposition of property and equipment	14	—
Proceeds from disposition of discontinued operations	5,137	—
Other, net	(106)	58

Net cash used in investing activities	(6,926)	(2,225)

The accompanying condensed notes are an integral part of the consolidated financial statements.

Red Lion Hotels Corporation
Consolidated Statements of Cash Flows (unaudited) (continued)
For the Three Months Ended March 31, 2006 and 2005

	Three months ended March 31,
	2006	2005
	(In thousands)
Financing activities:
Proceeds from note payable to bank	—	50
Repayment of note payable to bank	—	(50)
Proceeds from long-term debt	—	3,794
Repayment of long-term debt	(1,052)	(4,871)
Proceeds from issuance of common stock under employee stock purchase plan	65	67
Proceeds from stock option exercises	78	33
Additions to deferred financing costs	(6)	(270)

Net cash used in financing activities	(915)	(1,247)

Net cash in discontinued operations	43	(260)

Change in cash and cash equivalents:
Net decrease in cash and cash equivalents	(11,290)	(2,392)
Cash and cash equivalents at beginning of period	28,729	9,577

Cash and cash equivalents at end of period	$17,439	$7,185

Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest	$3,529	$4,012
Income taxes	$2,022	$6

Noncash investing and financing activities:
Exchange of common stock for minority interest in partnership	$2,273	$—
Sale of equipment under note receivable	$—	$37
The accompanying condensed notes are an integral part of the consolidated financial statements.

Red Lion Hotels Corporation
Condensed Notes to Consolidated Financial Statements
1. Organization
     Red Lion Hotels Corporation (“Red Lion” or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of mid-scale and up-scale, full service hotels under its proprietary Red Lion brand As of March 31, 2006, the hotel system contained 61 hotels located in 10 states and one Canadian province, with 10,687 rooms and 521,537 square feet of meeting space. Of these 61 hotels, we (i) operated 34 hotels, 21 of which were owned and 13 of which were leased, (ii) franchised 26 hotels to various franchisees and (iii) managed one hotel owned by a third party.
     The Company is also engaged in entertainment and real estate operations. Through the entertainment division, which includes TicketsWest.com, Inc., the Company engages in event ticket distribution and promotion and presents a variety of entertainment productions. Through our real estate division, we own certain commercial real estate properties. In addition, historically the real estate division has engaged in traditional real estate related services, including developing, managing and acting as a broker for sales and leases of commercial and multi-unit residential properties (collectively referred to as the real estate management business). Effective April 30, 2006 we divested the real estate management portion of our real estate division as further discussed in Note 8.
     The Company was incorporated in the State of Washington on April 25, 1978. The financial statements encompass the accounts of Red Lion Hotels Corporation and all of its consolidated subsidiaries, including its 100% ownership of Red Lion Hotels Holdings, Inc., and Red Lion Hotels Franchising, Inc., its 50% interest in a retail and hotel complex, and its approximately 99% ownership of Red Lion Hotels Limited Partnership (“RLHLP”). The financial statements also include an equity method investment in a 19.9% owned real estate venture, and certain cost method investments in various entities included as other assets, over which the Company does not exercise significant influence. Lastly, the Company holds a 3% common interest in Red Lion Hotels Capital Trust. This entity is treated as an equity method investment and is considered a variable interest entity under FIN-46(R) “Consolidation of Variable Interest Entities.”
All significant inter-company transactions and accounts have been eliminated upon consolidation.
2. Basis of Presentation
     The unaudited consolidated financial statements included herein have been prepared by Red Lion pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. The balance sheet as of December 31, 2005 has been compiled from the audited balance sheet as of such date. The Company believes that the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2005 previously filed with the SEC on Form 10-K.
     In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at March 31, 2006 and the consolidated results of operations and cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.
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

3. Assets Held For Sale and Discontinued Operations
     In connection with the November 2004 announcement of the hotel renovation plan to improve comfort, freshen décor and upgrade technology at its hotels, the Company implemented a plan to divest 11 non-strategic owned hotels, one commercial office building and certain other non-core properties including condominium units and three parcels of excess land (collectively these assets are referred to herein as “the divestment properties”). Each of the divestment properties meet the criteria to be classified as an asset held for sale. In addition, the activities of those 11 hotels and the commercial office building are considered discontinued operations under generally accepted accounting principles. Depreciation of these assets, if previously appropriate, was suspended. At the time of the decision to divest from these assets, a net of tax impairment charge of $5.8 million on four of the hotel properties was recorded. For comparative purposes, all financial information for periods presented prior to 2004 included on the consolidated statements of operations has been reclassified to conform to the 2005 and 2004 presentation.
     During the second half of 2005, the Company completed the sale of seven of the hotels, the commercial office building, and certain non-core real estate assets with gross aggregate proceeds of $52.8 million. The resulting gain on disposition of discontinued operations was $10.2 million. In addition, during 2005, the Company recorded an additional aggregate impairment of $4.5 million on certain hotel properties. The net overall impact of these transactions in 2005, after the effect of income taxes, was a net of tax gain of $3.7 million.
     In the first quarter of 2006 the Company completed the sale of one hotel and a portion of a second for gross aggregate proceeds of $5.3 million. The resulting gain on disposition of discontinued operations was $46 thousand. We continue to actively pursue disposition of the remaining three hotels originally identified for sale.
     A summary of the assets and liabilities of the hotels remaining in discontinued operations is as follows:

	March 31,	December 31,
	2006	2005
	(In thousands)
Cash and cash equivalents	$23	$66
Restricted cash	—	—
Accounts receivable, net	290	602
Inventories	134	157
Prepaid expenses and other	45	106
Property and equipment, net	14,115	19,131
Other assets, net	146	155

Assets of discontinued operations	$14,753	$20,217

Accounts payable	97	125
Accrued payroll and related benefits	90	420
Accrued interest payable	11	7
Advanced deposits	10	11
Other accrued expenses	594	177
Long-term debt	1,861	2,349

Liabilities of discontinued operations	$2,663	$3,089

     A summary of the results of operations for the discontinued operations is as follows (in thousands):

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Hotel	Office		Hotel	Office
	Properties	Building	Combined	Properties	Building	Combined
	(In thousands)
Revenues	1,428	$—	$1,428	$4,346	$819	$5,165
Operating expenses	(1,814)	—	(1,814)	(4,701)	(347)	(5,048)
Gain on asset dispositions	46	—	46	15	—	15
Interest expense	(39)	—	(39)	(180)	(196)	(376)
Income tax benefit (expense)	135	—	135	195	(74)	121

Net income (loss)	$(244)	$—	$(244)	$(325)	$202	$(123)

4. Notes Payable to Bank
     The Company has maintained its primary revolving credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”). Starting on February 9, 2005, the agreement provided a revolving credit facility with a total of $20.0 million in borrowing capacity for working capital purposes. This included a $4.0 million line-of-credit secured by the Company’s personal property and two hotels (“Line A”) and a $16.0 million line of credit secured by the Company’s personal property and seven hotels that the Company then held for sale (“Line B”). Since the properties that secured Line B were sold in 2005, Line B expired unused.
     On March 27, 2006, the Company entered into a revised credit agreement with Wells Fargo, providing for a revolving credit facility with a total of $10.0 million in borrowing capacity for working capital purposes. This includes a $6.0 million line-of-credit secured by two hotels (“New Line A”) and a $4.0 million line of credit secured by the Company’s personal property (“New Line B”). Interest under New Line A is set at 0.5% over the bank’s prime rate and does not require any principal payments until the end of its two year term. Interest under New Line B is set at 1.0% over the bank’s prime rate and does not require any principal payments until the end of its one year term. The revised agreement contains certain restrictions and covenants, the most restrictive of which required the Company to maintain a minimum tangible net worth of $120 million, a minimum EBITDA (as defined by the bank) coverage ratio of 1.25:1, and a maximum funded debt to EBITDA ratio of 5.25:1.
     At March 31, 2006 and at December 31, 2005, the Company was in compliance with the covenants in effect as of that date under the credit agreement. No amounts were outstanding under any portion of the credit agreement at March 31, 2006 or December 31, 2005.
5. Business Segments
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

     Selected information with respect to the segments is as follows:
Continuing Operations

	Three months ended March 31,
	2006	2005
	(In thousands)
Revenues:
Hotels	$31,028	$30,342
Franchise and management	576	811
Entertainment	3,371	2,805
Real estate	1,340	1,229
Other	283	285

	$36,598	$35,472

Operating income (loss):
Hotels	(1,025)	(1,403)
Franchise and management	217	623
Entertainment	335	232
Real estate	186	215
Other	(884)	(806)

	$(1,171)	$(1,139)

Discontinued Operations

	Three months ended March 31,
	2006	2005
	(In thousands)
Revenues:
Hotels	$1,428	$4,346
Real estate	—	819

	$1,428	$5,165

Operating income (loss):
Hotels	$(340)	(340)
Real estate	—	472

	$(340)	$132

5. Earnings Per Common Share
     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
	(In thousands, except per share amounts)
Numerator:
Basic and diluted:
Net loss from continuing operations	$(2,729)	$(3,000)
Loss on discontinued operations	(244)	(123)

Loss applicable to common shareholders	(2,973)	(3,123)

Denominator:
Weighted average shares — basic and diluted	13,235	13,078

Earnings per common share — basic and diluted:
Net loss from continuing operations	$(0.21)	$(0.23)
Loss from discontinued operations	(0.01)	(0.01)

Net loss	$(0.22)	$(0.24)

For the three months ended March 31, 2006 and 2005, all of the 1,206,489 and 1,066,400 outstanding options to purchase common shares were considered anti-dilutive. For those same periods, all of the 142,663 and 286,161 convertible operating partnership (“OP”) units, respectively, were considered anti-dilutive, as were all convertible debt instruments.
6. Stock Based Compensation
     Effective January 1, 2006, the Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 123 Revised (“SFAS No. 123(R)”) for stock based compensation, including options issued under our stock incentive plan and shares issued under our employee stock purchase plan. Under SFAS No. 123(R), stock based compensation expense reflects the fair value of stock based awards measured at grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. We have elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, we will apply the provisions of SFAS No. 123R to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, we will recognize compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006, as the remaining service is rendered. The compensation cost we record for these awards will be based on their grant-date fair value as required by SFAS No. 123R.
     Compensation expense related to options to purchase common stock for the three months ended March 31, 2006 was $128 thousand. The Company values stock options issued based upon the Black-Scholes option-pricing model and recognize this value as an expense over the periods in which the options vest. Use of the Black-Scholes option-pricing model requires us to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. The Company utilized assumptions that we believed to be most appropriate at the time of the valuation. Had different assumptions been used in the pricing model the expense recognized for stock options may have been different than the expense recognized in the financial statements. The Company must also apply judgment in developing an expectation of awards of restricted stock and stock options that may be forfeited. If actual experience differs significantly from these estimates, stock based compensation expense and the Company’s results of operations could be materially affected.
     As permitted by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”), through December 31, 2005 the Company has chose to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and to provide the disclosure only requirements of SFAS No. 123, including frequent and prominent disclosure of stock-based compensation expense.

     The Company chose not to record compensation expense for its stock-based employee plans using fair value measurement provisions in the statement of operations in 2005. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans, reported net income and earnings per share for the three months ended March 31, 2005 would have been changed to the pro forma amounts indicated below:

Three months ended
March 31, 2005
(In thousands)
Reported net loss	$(3,123)
Add back: stock-based employee compensation expense, net of related tax effects	3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(64)

Pro Forma	$(3,184)

Basic and diluted loss per share:
Reported net loss	$(0.24)
Stock-based employee compensation, fair value	—

Pro Forma	$(0.24)

     During the first quarter of 2006, a total of 13,031 options to purchase common shares were exercised by employees under the terms of their option agreements. Also during the three months ended March 31, 2006 the Company recorded compensation expense related to 11,211 shares issued under its employee stock purchase plan of $62 thousand, determined by the difference of the fair value on the day the shares were issued and cash price paid under the plan, which under plan design may be at a discount.
7. Minority Interest and Operating Partnership Units
     As discussed in Note 1, we are the general partner of RLHLP and through December 31, 2005 held approximately a 98% interest in that entity. Partners who hold operating partnership units (“OP Units”) have the right to put those OP Units to the Partnership, in which event either (a) the Partnership must redeem the units for cash, or (b) we, as general partner, may elect to acquire the OP units for cash or in exchange for a like number of shares of our common stock. In the first quarter of 2006, we elected to issue 143,498 shares of our common stock in exchange for a like number of OP Units that certain then limited partners put to the RLHLP. This resulted in a non-cash adjustment of the minority interest balance of $2.2 million with a corresponding increase to common stock and additional paid-in capital. At March 31, 2006, the Company held approximately a 99% interest in RLHLP with the remaining 142,663 OP Units held by limited partners. We do not expect that the issuance of this common stock will materially affect our per share operating results.
8. Subsequent Event — Real Estate Transaction
     On April 11, 2006, we entered into an agreement to divest on a tax-free basis the real estate management portion of our real estate division for $1.1 million to an existing company executive and a former company executive who is also the brother of two members of our board of directors. The purchase was exchange for 94,311 shares of unrestricted Red Lion Hotels Corporation common stock, which was subsequently retired. The transaction closed on April 30, 2006 and is expected to result in a gain on sale of approximately $1.1 million. The new entity will continue to manage the Company’s office and retail real estate assets after the sale. For the full year 2005, the real estate management business contributed $2.3 million and $0.1 million to the company’s revenue and operating income, respectively.

9. Recent Accounting Pronouncements
     In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments—An Amendment of FASB Statements No. 133 and No. 144” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Furthermore, SFAS No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and it amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year beginning after September 15, 2006. The Company’s adoption of the provisions of SFAS No. 155 is not expected to impact its financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report on Form 10-Q includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will” and similar expressions or their negatives are used in this quarterly report, these are forward-looking statements. Many possible events or factors, including those discussed in “Risk Factors Under Item 1A of Part II of this quarterly report, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.
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
     We operate in four reportable segments: hotels; franchise and management; entertainment; and real estate. The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels. The franchise and management segment is engaged primarily in licensing the Red Lion brand to franchisees and managing hotels for third-party owners. This segment generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners in exchange for the use of our brands and access to our central services programs. These programs include the reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards. It also reflects revenue from management fees charged to the owners of our managed hotels, typically based on a percentage of the hotel’s gross revenues plus an incentive fee based on operating performance. The entertainment segment derives revenue primarily from ticketing services and promotion and presentation of entertainment productions. Through our real estate division we own certain commercial real estate properties. Also, historically the real estate division has engaged in traditional real estate related services, including developing, managing and acting as a broker for sales and leases of commercial and multi-unit residential properties (collectively referred to as the real estate management business). Effective April 30, 2006 we divested the real estate management business.
Hospitality Industry Performance Measures and Definitions
     We believe that the following performance measures, which are widely used in the hospitality industry and appear throughout this analysis, are important to our discussion of operating performance:
•	Total available rooms represents the number of rooms available multiplied by the number of days in the reported period. We use total available rooms as a measure of capacity in our system of hotels. We do not adjust total available rooms for rooms temporarily out of service for remodel or other short-term periods.

•	Average occupancy represents total paid rooms occupied divided by total available rooms. We use average occupancy as a measure of the utilization of capacity in our system of hotels.

•	Revenue per available room, or RevPAR, represents total room and related revenues divided by total available rooms. We use RevPAR as a measure of performance yield in our system of hotels.

•	Average daily rate, or ADR, represents total room revenues divided by the total number of paid rooms occupied by hotel guests. We use ADR as a measure of room pricing in our system of hotels.

•	Comparable hotels are hotels that have been owned, leased, managed or franchised by us for each of the periods presented.
     Throughout this discussion, unless otherwise stated, RevPAR, ADR and average occupancy statistics are calculated using statistics for comparable hotels. When presented in this discussion, the above performance measures will be identified as belonging to a particular market segment, system-wide, or for continuing operations versus discontinued operations or total combined operations.
     Unless otherwise indicated, industry statistics are from Smith Travel Research, an independent statistical research service that specializes in the lodging industry. Some of the terms used in this prospectus, such as full service, upscale and midscale are consistent with Smith Travel Research terms. We are a full service brand. Smith Travel Research categorizes hotels into seven chain scales. Our hotels are classified by Smith Travel Research in the upscale and midscale with food and beverage chain scales.
Operating Results and Statistics
     A summary of our consolidated results, balance sheet data and hotel statistics for the three months ended March 31, 2006 and 2005 is as follows:

	Three months ended March 31,
	2006	2005
	(In thousands, except % and per share data)
Consolidated statement of operations data:
Hotels revenue (1)	$31,028	$30,342
Direct margin (2)	$3,152	$2,693
Direct margin %	10.2%	8.9%
Franchise and management revenue	$576	$811
Direct margin (2)	$354	$714
Direct margin %	61.5%	88.0%
Entertainment revenue	$3,371	$2,805
Direct margin (2)	$471	$337
Direct margin %	14.0%	12.0%
Real estate (1)	$1,340	$1,229
Direct margin (2)	$424	$391
Direct margin %	31.6%	31.8%
Total revenues	$36,598	$35,472
Total direct expenses	$32,150	$31,268
Depreciation and amortization	$3,122	$2,839
Hotel facility and land lease expense	$1,695	$1,740
Undistributed corporate expenses	$984	$952
Total operating expenses	$37,769	$36,611
Operating income	$(1,171)	$(1,139)
Operating income %	-3.2%	-3.2%
Interest expense	$3,491	$3,601
Loss from continuing operations before income taxes	$(4,328)	$(4,695)
Income tax benefit	$(1,599)	$(1,695)
Loss from discontinued operations	$(244)	$(123)
Net loss	$(2,973)	$(3,123)
Continuing operations loss per common share — diluted	$(0.21)	$(0.23)
Loss per common share — diluted	$(0.22)	$(0.24)

	Three months ended March 31,
	2006	2005
	(In thousands, except % and per share data)
Common size operations data: (3)
Revenues:
Hotels	84.8%	85.5%
Franchise and management	1.6%	2.3%
All other segments	13.6%	12.2%

Total revenues	100.0%	100.0%

Operating expenses
Hotels	76.2%	77.9%
Franchise and management	0.6%	0.3%
All other segments	11.1%	9.9%
Depreciation and amortization	8.5%	8.0%
Hotel facility and land lease expense	4.6%	4.9%
All other operating expenses	2.2%	2.2%

Total operating expenses	103.2%	103.2%

Interest expense	9.5%	10.2%
Income tax benefit	-4.4%	-4.8%
Loss from continuing operations	-7.5%	-8.5%
Net loss	-8.1%	-8.8%

Other operating data:
EBITDA	$1,947	$1,912
EBITDA from continuing operations	$2,285	$1,745
Net cash provided by (used in) operating activities	$(3,492)	$1,340
Net cash used in investing activities	$(6,926)	$(2,225)
Net cash used in financing activities	$(915)	$(1,247)

(1)	Represents results of continuing operations.

(2)	Revenues less direct operating expenses.

(3)	Balance as a percentage of total revenues.

	March 31,	December 31,
	2006	2005
	(In thousands)
Consolidated balance sheet data: (end of period)
Working capital (1)	$15,441	$22,693
Assets of discontinued operations	$14,753	$20,217
Property and equipment, net	$244,592	$235,444
Total assets	$349,453	$355,596
Liabilities of discontinued operations	$2,663	$3,089
Total long-term debt	$129,426	$130,364
Debentures due Red Lion Hotels Capital Trust	$47,423	$47,423
Total liabilities	$228,573	$234,349
Total stockholders’ equity	$120,880	$121,247

(1)	Represents current assets less current liabilities, excluding assets and liabilities of discontinued operations and assets held for sale.

     Key hotel segment revenue data from continuing operations are as follows (in thousands):

	Three months ended March 31,
	2006	2005
	(In thousands)
Hotels segment revenues:
Room revenue and other rooms department revenues	$19,749	$18,929
Food and beverage revenues	10,379	10,424
Amenities and other department revenues	900	989

Total hotels segment revenues	$31,028	$30,342

     System wide performance statistics are as follows:
Comparable Hotel Statistics(1)

	Three months ended March 31, 2006			Three months ended March 31, 2005
	Average			Average
	Occupancy (2)	ADR (3)	RevPAR (4)	Occupancy (2)	ADR (3)	RevPAR (4)

Owned and Leased Hotels:
Continuing Operations	51.3%	$73.84	$37.90	54.0%	$67.33	$36.37
Discontinued Operations	28.8%	$59.32	$17.08	30.6%	$56.80	17.38

Combined Owned and Leased Hotels	49.1%	$73.02	$35.88	51.5%	$66.66	34.33

System-wide (5)	51.5%	$74.98	$38.65	52.0%	$68.34	$35.55

Red Lion Hotels (6)	52.9%	$74.16	$39.25	53.2%	$67.60	$35.96

(1)	Includes all hotels owned, leased, managed and franchised by Red Lion Hotels Corporation for each of the periods presented.

(2)	Average occupancy represents total paid rooms divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period and includes rooms taken out of service for renovation.

(3)	Average daily rate (“ADR”) represents total room revenues divided by the total number of paid rooms occupied by hotel guests.

(4)	Revenue per available room (“RevPAR”) represents total room and related revenues divided by total available rooms.

(5)	Includes all hotels owned, leased, managed and franchised for greater than one year by Red Lion Hotels Corporation. Includes three hotels classified as discontinued operations.

(6)	Includes all hotels owned, leased, managed and franchised for greater than one year operated under the Red Lion brand name. Includes one hotel classified as discontinued operations.
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
     The following is a reconciliation of EBITDA and EBITDA from continuing operations to net loss for the periods presented: (in thousands).

	Three months ended March 31,
	2006	2005
EBITDA from continuing operations	$2,285	$1,745
Income tax benefit — continuing operations	1,599	1,695
Interest expense — continuing operations	(3,491)	(3,601)
Depreciation and amortization — continuing operations	(3,122)	(2,839)

Net loss from continuing operations	(2,729)	(3,000)
Loss on discontinued operations	(244)	(123)

Net loss	$(2,973)	$(3,123)

EBITDA	$1,947	$1,912
Income tax benefit	1,734	1,817
Interest expense	(3,531)	(3,978)
Depreciation and amortization	(3,123)	(2,874)

Net loss	$(2,973)	$(3,123)

Results of Operations
The Three Months Ended March 31, 2006 Compared with the Three Months Ended March 31, 2005
Revenues
     Hotel revenues from continuing operations for the three months ended March 31, 2006 increased 2.3% or $686 thousand, to $31.0 million compared to $30.3 million for the three months ended March 31, 2005. The increase was primarily due to growth of about $766 thousand in room revenue between comparable periods, or 4.1%. RevPAR increased 4.2% to $37.90. ADR was up 9.7% to $73.84 in the first quarter of 2006 as compared to the first quarter of 2005. Average occupancy for owned and leased hotels that are part of continuing operations is down 2.7 percentage points resulting primarily from the impact of displacement during the implementation of our renovation plan. The increase in rooms revenue was partially offset by a $114 thousand decline in incidental revenues associated with lower room stays. All other sources of hotel revenue, including food and beverage service, were up in aggregate $37 thousand.
     Most of our hotels show increases in occupancy and ADR, which is driving strong profit growth for our rooms departments and strength in our hotels overall. As we invest to renovate our Red Lion hotels, we expect positive impacts from these upgrades. In 2005, we completed the implementation of our stay comfortable initiative, including new plush pillow top mattresses and upgraded linen and pillow packages. Also in 2005, we began major room renovations in several hotels including floor coverings, case goods, bathroom upgrades and shower heads. Guest reaction to renovations in the hotels has been positive and the ADR for the properties under renovation has increased.
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
     We believe 2005 was a period of strong growth for us in the hotels segment and we saw improvement in its underlying fundamentals. As we complete our renovations, we believe 2006 will continue to show improvement. Our product and service have gained momentum, consumer demand is steady or growing in many of our markets, and our active management of ADR has proved successful. We believe the lodging industry as a whole will continue to see increases in ADR and RevPAR in the remainder of 2006 and into 2007. These expectations appear consistent with the overall national trends in the lodging industry.
     Through 2005, our successful strategy was to increase occupancy through strategic marketing and investment in our properties, and then to increase rates as demand increases for our rooms. For six consecutive quarters through June 2005, we increased occupancy. We built on this demand by increasing the average daily rate during the 2005 in the majority of our markets. In 2006, we began to see our ability to increase rate accelerate. We believe that the combined effect of this strategy was that RevPAR for our hotels, increased during 2005 and into the first quarter of 2006 at a faster rate than for many of the hotels in our markets that we consider direct competitors.
     Our brand strengthening initiatives, marketing efforts and technological upgrades are achieving desired results. We continue to increase the number of reservations we receive through electronic distribution systems that include our own branded websites and third-party internet channels (alternative distribution systems or ADS). Our central reservations and distribution management technology allows us to manage the yield on these ADS channels on a real-time, hotel-by-hotel basis. We have merchant model agreements with leading ADS providers, which typically entitle the provider to keep a fixed percentage of the price paid by the customer for each room booked. This allows us to maximize the yield of a typically lower rated market segment. Our focus on driving customers to our branded website has made it one of our fastest growing sources of online reservations, allowing us to further maximize our yield on those types of bookings. Our success reflects our management of these distribution channels and our merchant model agreements.
     We have continued to increase bookings as a result of our focus on direct sales, the “Stay Comfortable” advertising campaign and the “We Promise or We Pay” branded website booking initiative. The “We Promise or We Pay” initiative is designed to encourage guests to book on our branded website, www.redlion.com. Through this initiative, we guarantee to our guests that our branded websites will provide the best rate available compared to non-opaque ADS channels. We also launched a marketing campaign designed specifically to increase awareness of our Net4Guests and room amenity upgrade programs known as “Stay Comfortable.” Net4Guests provides hotel guests and GuestAwards frequency program members access to free high speed wireless internet throughout the location of our hotels.
     Revenue from the franchise and management segment is down $235 thousand. During the first quarter of 2005, we received a $250 thousand management contract termination fee triggered by the sale of a property that left our system in 2003. Without that termination fee, franchise and management related revenues were up slightly due to RevPAR increases at franchised hotels. Entertainment segment revenue increased $566 thousand between comparative quarters. This increase was driven by revenue from the presentation of Broadway shows and is primarily the result of differences in the type and mix of shows presented in the two periods. Ticketing revenue in aggregate was relatively consistent. Revenue from our real estate segment is up $111 thousand, with activity similar to that of the first quarter of 2005.
Operating Expenses
     In aggregate, operating expenses for the quarter ended March 31, 2006 increased $1.2 million or 3.2%. This compares to a 3.2% increase in total revenues between comparative periods. Operating expenses include direct operating expenses for each of the operating segments, hotel facility and land lease expense, depreciation, amortization, gain or loss on asset dispositions, conversion expenses, if any, and undistributed corporate expenses. The resulting operating loss for the period was $1.2 million compared to $1.1 million in the first quarter of 2005.
     Direct hotel expenses increased $227 thousand or 0.8% between comparative quarters. The direct margin for the hotels was 10.2% for the first quarter of 2006 compared to 8.9% in the first quarter of 2005. Rooms related expenses accounted for approximately $88 thousand of the increase in direct hotel expenses. Food and beverage related expenses are down $159 thousand with fewer covers, and all other hotel related expenses including utilities, the costs of incidental revenues and hotel administrative costs are up in aggregate $298 thousand.
     Direct costs for the franchise and management segment increased $125 thousand, related to increased advertising and trade show activities and the addition of a Vice President, Brand Development. The entertainment segment direct costs decreased $432 thousand related primarily to show expenses. Real estate segment direct expenses from continuing operations were up $78 thousand primarily related to an increase in payroll and operating costs at the owned commercial facilities that are still a part of continuing operations.
     Facility and land lease expense was relatively flat between comparable periods. Depreciation and amortization increased $283 thousand or 10.0% between the first quarter of 2006 and the first quarter of 2005. The increase is primarily related to increased capital investment in the hotel rennovations. For the quarter ended March 31, 2006, the net gain on asset dispositions is primarily due to the recognition of deferred gains over time on both a previously sold office building and a hotel.
     Undistributed corporate expenses for the three months ended March 31, 2006 were $984 thousand compared to $952 thousand for the three months ended March 31, 2005. The increase of $32 thousand was primarily due to the impact of adopting the provisions for stock based compensation under SFAS No. 123(R) of $128 thousand, discussed below, partially offset by reduced outside consulting expenses. Undistributed corporate expenses include general and administrative charges such as corporate payroll, legal expenses, contributions, directors and officers insurance, bank service charges, outside accountants and consultant expenses, and investor relations charges. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not distributed to those segments. In contrast, costs more directly related to our business segments such as accounting, human resources and information technology expenses are distributed out to operating segments and are included in direct expenses.
Interest Expense
     Interest expense for the three months ended March 31, 2006 was $3.5 million compared to $3.6 million for the three months ended March 31, 2005. The average pre-tax interest rate on debt during both the first quarter of 2006 was 7.9% and 8.0% in the first quarter of 2005. We had no borrowings during either comparative period on our revolving credit facility.
Other income (loss)
     The change in other income (loss) is primarily due to interest income on invested cash balances derived from the proceeds of asset sales.
Income Taxes
     Income tax benefit on continuing operations for the three months ended March 31, 2006 and 2005 was $1.6 million and $1.7 million respectively. This represents approximately 37% and 36% respectively of pre-tax net income. The experience rate on pre-tax net income differs from the statutory combined federal and state tax rates primarily due to the utilization of certain incentive tax credits allowed under federal law.

Discontinued Operations
     In connection with the November 2004 announcement of plans to invest to improve comfort, freshen décor and upgrade technology at our hotels, we implemented a plan to divest 11 non-strategic owned hotels, one commercial office building and certain other non-core properties including five condominium units and certain parcels of excess land (collectively these assets are referred to herein as “the divestment properties”). Each of the divestment properties meets the criteria to be classified as an asset held for sale. In addition, the activities of those 11 hotels and the commercial office building are considered discontinued operations under generally accepted accounting principles. Depreciation of these assets, if previously appropriate, has been suspended.
     The three months ended March 31, 2005 includes the activities of all of the divestment properties, aggregating to a loss of $244 thousand before income tax benefit. During the third and fourth quarters of 2005, we completed the sale of seven of the 11 hotels and the real estate office building. During the first quarter of 2006, we completed the sale of another divestment hotel and a portion of a second for gross aggregate proceeds of $5.3 million. The resulting gain on disposition of discontinued operations was $46 thousand or $30 thousand net of income tax expense. The three months ended March 31, 2006 includes the activities of the two assets sold and the three remaining divestment hotels, aggregating to a loss of $425 thousand before income tax benefit.
Net Loss
     Our net loss decreased $150 thousand between comparable quarters. The improvement was the result of improved operating margins in the hotels and entertainment segments and interest income on invested cash balances, partially offset by increased depreciation expense and increased losses on discontinued operations.
Earnings Per Share
     The diluted loss per share for the three months ended March 31, 2006 was $0.22 compared to a loss per share of $0.24 per share for the three months ended March 31, 2005. The net loss improved by $150 thousand as described above, while the number of weighted average common shares outstanding in both periods remained relatively consistent.
Liquidity and Capital Resources
     We believe that our recent actions have strengthened our financial position, particularly for the long term. The divestment plan is well underway and, we believe, has been successful to date. As of March 31, 2006, sales of eight of the hotel properties, one portion of another hotel, and the office building have closed. We have also refinanced our existing bank line of credit into an expanded operating and investment credit facility, sold 50% of our Kalispell Center project, closed a $46 million offering of trust preferred securities in the first quarter of 2004, and eliminated our preferred stock and its associated dividend requirements. We have also made significant investments in our hotel improvement program, which focuses on increasing customer comfort, freshening decor, and new technology. We believe these improvements have strengthened and will continue to strengthen our financial position and the value of the Red Lion brand.
     As we enter the second quarter of 2006, our cash balances are available to fund our continuing operations. In general, we expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions, renovations and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including our credit facility, the issuance of debt or equity securities and joint ventures. As discussed elsewhere in this analysis, we are also committed to completing the sale of the remaining non-core assets to help fund the remainder of our reinvestment plan in the hotels.
     Our short-term liquidity needs include funds for interest payments on our outstanding indebtedness and on the debentures, funds for capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements generally through net cash provided by operations and reserves established from existing cash and, if necessary, by drawing upon our credit facility. A majority of our leased and owned hotels are subject to leases and debt agreements that require us to spend 3% to 5% of hotel revenues derived from these hotels on replacement of furniture, fixtures and equipment at these hotels, or require payment of insurance premiums or real and personal property taxes with respect to these hotels. This is consistent with what we would spend on furniture, fixtures and equipment under normal circumstances to maintain the competitive appearance of our owned and leased hotels.
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
     Net cash used in operations, which includes the cash flows of business units identified as discontinued operations for the three months ended March 31, 2006, totaled $3.5 million compared to cash provided by operations for the three months ended March 31, 2005 totaled $1.3 million. Net loss, after reconciling adjustments to net cash provided by operations (such as non-cash income statement impacts like gains on disposals, impairment loss, depreciation, loan fee write-offs, the deferred tax provision, other gains and losses on assets, and the provision for doubtful accounts) totaled a positive cash flow of $643 thousand for the first quarter of 2006. For the first quarter of 2005, net loss adjusted for those same items totaled $107 thousand of negative cash flow. Working capital changes, including restricted cash, receivables, accruals, payables, and inventories, used $4.1 million in cash during the first quarter of 2006. This was predominantly due to an increase in prepaid expenses related to income taxes, and decreases in accounts payable and payroll related items. In the first quarter of 2005, changes in working capital items accounted for $1.4 million in positive cash flow.
     Net cash used in investing activities was $6.9 million for the first quarter of 2006. Net cash used in investing activities was $2.2 million for the first quarter of 2005. Cash additions to property and equipment totaled $12.0 million in the three months ended March 31, 2006 compared to $2.2 million for the comparative period in 2005. Net cash proceeds from the disposal of assets, including those classified as discontinued operations, totaled $5.1 million for the first quarter of 2006.
     Net financing activities used $915 thousand in cash during the first quarter of 2006, including scheduled principal payments of $1.1 million partially offset by proceeds under employee stock based compensation plans of $143 thousand. Net financing activities used $1.2 million in the comparative period in 2005. This included borrowings related to our refinancing of a $3.8 million term note, and $1.1 million of scheduled principal payments. We had no net activity under the credit facility note for either period.
     At March 31, 2006, we had $17.4 million in cash and cash equivalents for continuing operations. We also had $9.0 million of cash restricted under securitized borrowing arrangements for future payment of furniture, fixtures and equipment, repairs, insurance premiums and real and personal property taxes, or by agreement. At March 31, 2006, $16.4 million of our cash and cash equivalent balance was held in short-term, liquid investments readily available for our use. Cash and cash equivalents, included with assets of discontinued operations were $23 thousand.
Financing
     We have maintained our primary revolving credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”). Starting on February 9, 2005, the agreement provided a revolving credit facility with a total of $20.0 million in borrowing capacity for working capital purposes. This included a $4.0 million line-of-credit secured by the Company’s personal property and two hotels (“Line A”) and a $16.0 million line of credit secured by the Company’s personal property and seven hotels that the Company then held for sale (“Line B”). Since the properties that secured New Line B were sold in 2005, New Line B expired unused.

     On March 27, 2006, we entered into a revised credit agreement with Wells Fargo, providing for a revolving credit facility with a total of $10.0 million in borrowing capacity for working capital purposes. This includes a $6.0 million line-of-credit secured by two hotels (“New Line A”) and a $4.0 million line of credit secured by the Company’s personal property (“New Line B”). Interest under New Line A is set at 0.5% over the bank’s prime rate and does not require any principal payments until the end of its two year term. Interest under New Line B is set at 1.0% over the bank’s prime rate and does not require any principal payments until the end of its one year term. The revised agreement contains certain restrictions and covenants, the most restrictive of which required the Company to maintain a minimum tangible net worth of $120 million, a minimum EBITDA (as defined by the bank) coverage ratio of 1.25:1, and a maximum funded debt to EBITDA ratio of 5.25:1.
     At March 31, 2005, we were in compliance with the covenants in effect as of that date under the credit agreement. No amounts were outstanding under any portion of the credit agreement at March 31, 2006.
     At March 31, 2006, we had long-term debt of $129.4 million for continuing operations (excluding debentures due Red Lion Hotels Capital Trust), of which $117.8 million was securitized debt collateralized by individual hotels, with interest rates ranging from 6.7% to 8.1%. Of the amount of securitized debt, three pools of cross securitized debt exist, one consisting of five properties with total borrowings of $21.7 million, a second consisting of four properties with total borrowings of $24.3 million, and a third consisting of two properties with total borrowings of $19.5 million. Each pool of securitized debt and the other collateralized hotel borrowings include defeasance provisions for early repayment.
     At March 31, 2006, we had total debt obligations (including those of discontinued operations and the debentures due Red Lion Hotels Capital Trust) of $179.1 million, of which 70.0%, or $125.3 million, were fixed rate debt securities secured primarily by individual properties. $47.4 million of the debt obligations are uncollateralized debentures due the trust at a fixed rate, making a total of 96.4% of our debt fixed rate obligations.
Other Matters
Assets Held for Sale
     In connection with the November 2004 announcement of the hotel renovation plan to improve comfort, freshen décor and upgrade technology at its hotels, we implemented a plan to divest 11 non-strategic owned hotels, one real estate office building and certain other non-core properties including condominium units and three parcels of excess land (collectively these assets are referred to herein as “the divestment properties”). Each of the divestment properties meet the criteria to be classified as an asset held for sale. In addition, the activities of those 11 hotels and the real estate office building are considered discontinued operations under generally accepted accounting principles. Depreciation of these assets, if previously appropriate, was suspended. At the time of the decision to divest from these assets, a net of tax impairment charge of $5.8 million on four of the hotel properties was recorded.
     During the third and fourth quarters of 2005, we completed the sale of seven of the hotels, the office building, and certain non-core real estate assets with gross aggregate proceeds of $52.8 million. The resulting gain on disposition of discontinued operations was $10.2 million. In addition, during 2005, the Company recorded an additional aggregate impairment of $4.5 million on certain hotel properties. The net overall impact of these transactions in 2005, after the effect of income taxes, was a net of tax gain of $3.7 million.
     In the first quarter of 2006 we completed the sale of one hotel and a portion of a second for gross aggregate proceeds of $5.3 million. The resulting gain on disposition of discontinued operations was $46 thousand. We continue to actively pursue disposition of the remaining three hotels originally identified for sale.
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
     We are seeking to create an improved guest experience across our hotel portfolio. During the first quarter of 2006, we spent a total of $12.0 million on capital improvement programs. During the remainder of 2006, we expect to spend over $20.0 million on capital improvements to complete our initial reinvestment plan with a focus on our hotels segment, primarily in guest contact areas.
Franchise and Management Contracts
     During 2005, in connection with the sale of certain divestment assets, we entered into four short term franchise agreements to facilitate the operation of those hotels during the transition to another brand. One of those properties transitioned off of the system during the first quarter of 2006. However, during the same period we completed the sale of the Red Lion Hillsboro hotel, which entered into a similar short-term franchise contract.
     In January 2006, we transitioned two WestCoast Hotel properties, one managed and one franchise, from their existing agreements with us to limited reservation service agreements.
Acquisitions
     There were no hotels acquired or other material operating acquisitions during the first quarter of 2006.
Asset Dispositions
     In the first quarter of 2006 we completed the sale of one hotel and a portion of a second for gross aggregate proceeds of $5.3 million. The resulting gain on disposition of discontinued operations was $46 thousand. There were no other significant asset dispositions during the first quarter of 2006.
In April 2006 we divested from our real estate management business. The transaction is expected to result in a gain on sale of approximately $1.1 million. For the full year 2005, the real estate management business contributed $2.3 million and $0.1 million to the company’s revenue and operating income, respectively.
Stock Based Compensation under SFAS No. 123 (R)
     Effective January 1, 2006, we adopted the provisions of FASB Statement of Financial Accounting Standards No. 123 Revised (“SFAS No. 123(R)”) for stock based compensation, including options issued under our incentive stock option plan and shares issued under our employee stock purchase plan. Under SFAS No. 123(R), stock based compensation expense reflects the fair value of stock based awards measured at grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. We have elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore have not restated our financial results for prior periods.
     Compensation expense related to options to purchase common stock for the three months ended March 31, 2006 was $128 thousand. Also during the three months ended March 31, 2006 the Company recorded compensation expense related to 11,211 shares issued under its employee stock purchase plan of $62 thousand, determined by the difference of the fair value on the day the shares were issued and cash price paid under the plan, which under plan design may be at a discount.
OP Units Transaction
     We are the general partner of Red Lion Hotels Limited Partnership (“RLHLP”). Through December 31 2005, we held approximately a 98% interest in that entity. Partners who hold operating partnership units (“OP Units”) have the right to put those OP Units to the Partnership, in which event either (a) the Partnership must redeem the units for cash, or (b) we, as general partner, may elect to acquire the OP units for cash or in exchange for a like number of shares of our common stock. In the first quarter of 2006, we elected to issue 143,498 shares of our common stock in exchange for a like number of OP Units that certain then limited partners put to the RLHLP. This resulted in a non-cash adjustment of the minority interest balance of $2.2 million with a corresponding increase to common stock and additional paid-in capital. At March 31, 2006, the Company held approximately a 99% interest in RLHLP with the remaining 142,663

OP Units help by limited partners. We do not expect that the issuance of this common stock will materially affect our per share operating results.
Seasonality
     Our business is subject to seasonal fluctuations. Significant portions of our revenues and profits are realized from May through October.
Inflation
     The effect of inflation, as measured by fluctuations in the U.S. Consumer Price Index, has not had a material impact on our revenues or net income during the periods under review.
Contractual Obligations
     The following tables summarize our significant contractual obligations as of March 31, 2006, including contractual obligations of business units identified as discontinued on our consolidated balance sheet (in thousands):

		Remainder of
	Total	2006	2007	2008-2009	2010-2011	Thereafter
Long-term debt (1)	$192,042	$10,929	$14,308	$29,877	$79,748	$57,180
Operating leases (2)	89,761	4,843	6,400	12,800	12,800	52,918
Debentures due Red Lion Hotels Capital Trust (1)	217,492	3,379	4,505	9,010	9,010	191,588

Total contractual obligations (3)	$499,295	$19,151	$25,213	$51,687	$101,558	$301,686

(1)	Includes estimated interest payments over the life of the debt agreement.

(2)	Operating lease amounts are net of estimated annual sub-lease income totaling $9.9 million annually.

(3)	We are not party to any significant long-term service or supply contracts with respect to our processes. We refrain from entering into any long-term purchase commitments in the ordinary course of business.
Critical Accounting Policies and Estimates
     A critical accounting policy is one which is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. All of our significant accounting policies are described in Note 2 to our 2005 consolidated financial statements included with this report. The accounting principles of our company comply with generally accepted accounting principles (“GAAP”). The more critical accounting policies and estimates used relate to:
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
New Accounting Pronouncements
     In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments—An Amendment of FASB Statements No. 133 and No. 144” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Furthermore, SFAS No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and it amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year beginning after September 15, 2006. We do not expect the adoption of the provisions of SFAS No. 155 to impact our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The following tables summarize the financial instruments held by us at March 31, 2006 and December 31, 2005 which are sensitive to changes in interest rates, including those held as a component of liabilities of discontinued operations on our consolidated balance sheet. At March 31, 2006 approximately 3.6% of our debt was subject to changes in market interest rates and was sensitive to those changes. As of March 31, 2006 we had debt obligations of $179.1 million, of which 70.0%, or $125.3 million, were fixed rate debt securities secured primarily by individual properties. $47.4 million of the debt obligations are uncollateralized debentures due the Trust at a fixed rate, making a total of 96.4% of our debt fixed rate obligations.
     The following table presents principal cash flows for debt outstanding at March 31, 2006, including contractual obligations of business units identified as discontinued on our consolidated balance sheet, by maturity date (in thousands).
Outstanding Debt Obligations

	Remainder of
	2006	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Note payable to bank (a)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Long-term debt
Fixed Rate	$2,623	$3,811	$4,125	$4,454	$3,864	$55,262	$51,137	$125,276	$122,000
Variable Rate	$526	$373	$2,006	$186	$3,293	$—	$—	$6,384	$6,384
Debentures due Red Lion Hotels Capital Trust	$—	$—	$—	$—	$—	$—	$47,423	$47,423	$49,815

(a)	At March 31, 2006 there were no borrowings against our note payable to bank.
     The following table presents principal cash flows for debt outstanding at December 31, 2005, by maturity date (in thousands).
Outstanding Debt Obligations

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Note payable to bank (a)	$—	$—	$—	$—	$—	$—	$—	$—
Long-term debt
Fixed Rate	$3,501	$3,811	$4,125	$4,454	$3,864	$106,400	$126,155	$123,342
Variable Rate	$711	$383	$1,984	$187	$3,293	$—	$6,558	$6,558
Debentures due Red Lion Hotels Capital Trust	$—	$—	$—	$—	$—	$47,423	$47,423	$48,987

(a)	At December 31, 2005 there were no borrowings against our note payable to bank.
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
Item 1A. Risk Factors
We believe the following summarizes the material risks related to our business. The risks described are not the only ones facing us. Additional risks that are presently unknown to us or that we currently deem immaterial may also impair our business. If any of the following risks actually occur, our business. Financial condition or results of operations could suffer.
Our operating results are subject to conditions affecting the lodging industry.
Our revenues and our operating results are subject to conditions affecting the lodging industry. These include:
•	changes in the national, regional or local economic climate;

•	actual and threatened terrorist attacks and international conflicts and their impact on travel;

•	local conditions such as an oversupply of, or a reduction in demand for, hotel rooms;

•	the attractiveness of the hotels in our system to consumers and competition from other hotels;

•	the quality, philosophy and performance of the managers of the hotels in our system;

•	increases in operating costs due to inflation and other factors such as increases in the price of energy, healthcare or insurance;

•	travelers’ fears of exposure to contagious diseases or pest infestation, either perceived or real;

•	changes in travel patterns, extreme weather conditions and cancellation of or changes in events scheduled to occur in our markets; and

•	the need to periodically repair and renovate the hotels in our system.
Changes in any of these conditions could adversely impact hotel room demand and pricing, result in reduced occupancy, ADR and RevPAR or otherwise adversely affect our results of operations and financial condition. We have a limited ability to pass through increased operating costs in the form of higher room rates, so such increased costs could result in lower operating margins.
Our success depends on the value of our name, image and brand; if demand for our hotels decreases or the value of our name, image or brand diminishes, our business and operations would be harmed.
Our success depends, to a large extent, on our ability to shape and stimulate consumer tastes and demands by producing and maintaining innovative, attractive and exciting properties and services, as well as our ability to remain competitive in the areas of design and quality. If we are unable to anticipate and react to changing consumer tastes and demands in a timely manner, our results of operations and financial condition could be harmed.
Furthermore, we believe a high media profile is an integral part of our ability to shape and stimulate demand for our hotels with our target customers. One aspect of our marketing strategy is to focus on attracting media coverage. If we fail to attract that media coverage, we may need to substantially increase our advertising and marketing costs, which would harm our results of operations. In addition, other types of marketing tools, such as traditional advertising and marketing, may not be successful in attracting our target customers.
Our business would be harmed if our public image or reputation were to be diminished by the operations of any of the hotels in our system. Our brand names and trademarks are integral to our marketing efforts. If the value of our name, image or brands were diminished, our business and operations would be harmed.

Any failure to protect our trademarks could have a negative impact on the value of our brand names.
We believe our trademarks are critical to our success. We rely on trademark laws to protect our proprietary rights. The success of our business depends in part upon our continued ability to use our trademarks to increase brand awareness and further develop our brand. Monitoring the unauthorized use of our intellectual property is difficult. The unauthorized reproduction of our trademarks could diminish the value of our brand and its market acceptance, competitive advantages or goodwill, which could harm our business.
If we are unable to compete successfully, our business may be harmed.
The lodging industry is highly competitive. Competition in the industry is primarily based on service quality, range of services, brand name recognition, convenience of location, room rates, guest amenities and quality of accommodations. We compete with other national limited and full service hotel companies as well as various regional and local hotels. Many of our competitors have a larger network of hotel locations and greater financial resources than we do. Additionally, new and existing competitors may offer significantly lower rates, greater convenience, services or amenities or superior facilities, which could attract customers away from our hotels, resulting in a decrease in occupancy, ADR and RevPAR for our hotels. Changes in demographics and other changes in our markets may also adversely impact the convenience or desirability of our hotel locations, thereby reducing occupancy, ADR and RevPAR at our hotels and otherwise adversely impacting our results of operations and financial condition.
Due to the geographic concentration of the hotels in our system, our results of operations and financial condition are subject to fluctuations in regional economic conditions.
Of the 61 hotels in our system at March 31, 2006, 47 are located in Oregon, Washington, Idaho or Montana. Therefore, our results of operations and financial condition may be significantly affected by the economy of the Pacific Northwest, which is dependent in large part on a limited number of major industries, including agriculture, tourism, technology, timber and aerospace. These industries may be affected by:
•	changes in governmental regulations and economic conditions;

•	the relative strength of national and local economies; and

•	the rate of national and local unemployment.
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
Our expenses may remain constant or increase even if revenues decline.
The expenses of owning property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from a hotel. Accordingly, a decrease in our revenues could result in a disproportionately higher decrease in our earnings because our expenses are unlikely to decrease proportionately. In such instances, our financial condition and ability to service debt could be harmed by:
•	interest rate levels;

•	the availability of financing;

•	the cost of compliance with government regulations, including zoning and tax laws; and

•	changes in government regulations, including those governing usage, zoning and taxes.
The illiquidity of real estate investments and the lack of alternative uses of hotel properties could significantly limit our ability to respond to adverse changes in the performance of our hotels and harm our financial condition.
Real estate investments are relatively illiquid and, therefore, our ability to promptly sell one or more of our hotels in response to changing economic, financial or investment conditions is limited. The real estate market, including the market for our hotels, is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. If we decide to sell one or more of our hotels, we may be unable to do so and, even if we are able to sell the hotels, it may take us a long time to find willing purchasers and the sales may be on unfavorable terms. We also may be required to expend funds to correct defects or to make improvements before a hotel can be sold. If we do not have funds available for such purposes, our ability to sell the hotel could be restricted or the price at which we can sell the hotel may be less than if these improvements were made.
In addition, it may be difficult or impossible to convert hotels to alternative uses if they become unprofitable due to competition, age of improvements, decreased demand or other factors. The conversion of a hotel to an alternative use would also generally require substantial capital expenditures.
This inability to respond promptly to changes in the performance of our hotels could adversely affect our financial condition and results of operations as well as our ability to service debt, including our debentures. In addition, sales of appreciated real property could generate material adverse tax consequences, which may make it disadvantageous for us to sell certain of our hotels.
If we are unable to effectively integrate new hotels into our operations, our results of operations and financial condition may suffer.
We intend to grow our hotel operations partly by acquiring whole or partial interests in hotels. However, we cannot assure you that:
•	we will be able to successfully integrate these new hotels or new hotel products into our operations;

•	these new hotels or new hotel products will achieve revenue and profitability levels comparable to our existing hotels; or

•	to the extent integration occurs, our business will be profitable.
Based on our experience, newly acquired, developed or converted hotels typically begin with lower occupancy and room rates, thereby resulting in lower revenue. Our expansion within our existing markets could adversely affect the financial performance of our existing hotels in those markets and, as a result, negatively impact our overall results of operations. Expansion into new markets may also present operating and marketing challenges that are different from those we currently encounter in our existing markets. Our inability to anticipate all of the changing demands that expanding operations will impose on our management and management information and reservation systems, or our failure to quickly adapt our systems and procedures to the new markets could result in lost revenue and increased expenses and otherwise harm our results of operations and financial condition.
If our franchisees terminate or fail to renew their relationship with our company, our franchise revenue will decline.
As of March 31, 2006, there were 26 hotels in our system that were owned by others and operated under franchise agreements with us. At March 31, 2006, four of those hotels were subject to temporary arrangements that were entered into as part of the sale of the property by us to a third-party and that expire in early 2006. For the other 22 hotels, the franchise agreements generally specify a fixed term and contain various early termination provisions, such as the right to terminate upon notice by paying us a termination fee, or the right to terminate if we fail to contribute a negotiated level of revenue to the franchisee through our reservation systems. We cannot assure you that these agreements will be renewed, or that they will not be terminated prior to the end of their respective terms for any reason, including a default under these agreements. If these franchise agreements are not renewed, or are terminated prior to the expiration of their respective terms, the resulting decrease in revenue and loss of market penetration could harm our results of operations and financial condition.
We may be unsuccessful in identifying and completing acquisition opportunities, which could limit our ability to implement our long-term growth strategy and result in significant expenses.
We intend to pursue a full range of growth opportunities, including identifying hotels for acquisition, joint venture, development, management, rebranding and franchising. We compete for growth opportunities with national and regional hospitality companies, some of which have greater name recognition, marketing support, reservation system capacity and financial resources than we do. Our ability to make acquisitions is dependent upon, among other things, our relationships with owners of existing hotels and certain major hotel investors, financing acquisitions and renovations, and successfully integrating new hotels into our operations. We may be unable to find suitable hotels for acquisition, development, management, rebranding or franchising on acceptable terms, or at all. Competition with other hotel companies may increase the cost of acquiring hotels. Even if suitable hotels are identified for acquisition, we may not be able to find lenders or capital partners willing to finance the acquisition of the hotels on acceptable terms or we may incur pursuit costs which are not recoverable. Further, we may not have adequate cash from operations to pursue such growth opportunities. Our failure to compete successfully for acquisitions, to obtain suitable financing for acquisitions we have identified or to attract and maintain relationships with hotel owners and major hotel investors could harm our ability to expand our system of hotels. An inability to implement our growth strategy could limit our ability to grow our revenue base and otherwise harm our results of operations.
Hotel acquisitions could fail to perform in accordance with our expectations, and our hotel development, redevelopment and renovation projects might be more costly than we anticipate.
We intend to acquire additional hotels and we may acquire other operations in the future. We also intend to continue the redevelopment and re-branding of other acquired hotels into Red Lion hotels. Many of our hotels will have an ongoing need for renovations and other capital improvements, some of which will be mandated by applicable laws or regulations or agreements with third parties. In addition, we may develop new hotels in the future, depending on market conditions. Hotel redevelopment, renovation and new project development are subject to a number of risks, including:
•	construction delays or cost overruns;

•	possible shortage of cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms;

•	potential environmental problems;

•	uncertainties as to market demand or a loss of market demand after capital improvements have begun;

•	disruption in service and room availability causing reduced demand, occupancy and rates;

•	risks that the hotels will not achieve anticipated performance levels; and

•	new project commencement risks such as receipt of zoning, occupancy and other required governmental permits and authorizations.
As a result of these risks, we could incur substantial costs for projects that are never completed. Further, financing for these projects may not be available or, even if available, may not be on terms acceptable to us. Any unanticipated delays or expenses incurred in connection with the acquisition, development, redevelopment or renovation of our hotels could impact our expected revenues, negatively affect our reputation among hotel customers, owners and franchisees, and otherwise harm our results of operations and financial condition.
Risks associated with real estate ownership may adversely affect revenue or increase expenses.
As of March 31, 2006, our hotel system included 61 hotels located in 10 states and one Canadian province, with 10,687 rooms and 521,537 square feet of meeting space. Of these 61 hotels, we (i) operate 34 hotels, 21 of which were owned and 13 of which were leased, (ii) franchise 26 hotels to various franchisees and (iii) managed one hotel owned by a third party. We also own commercial and other properties. Accordingly, we are subject to varying degrees of risk that generally arise from the ownership of real property. Revenue from our hotels and other real estate may be harmed by factors beyond our control, including the following:
•	changes in national, regional and local economic conditions;

•	changes in local real estate market conditions;

•	increases in interest rates, and other changes in the availability, cost and terms of financing and capital leases;

•	increases in property and other taxes;

•	the impact of present or future environmental legislation and adverse changes in zoning laws and other regulations; and

•	compliance with environmental laws.
An increase in interest rates or property and other taxes could increase expenses and adversely affect our cash flow. Adverse conditions such as those discussed above could cause the terms of our borrowings to become unfavorable to us. In such circumstances, if we were in need of capital to repay indebtedness in accordance with its terms or otherwise, we could be required to sell one or more hotels at times that might not permit realization of the maximum return on our investments. Unfavorable changes in one or more of these conditions could also result in unanticipated expenses and higher operating costs, thereby reducing operating margins and otherwise harming our results of operations and financial condition.
Our current or future joint venture arrangements may not reflect solely our best interests and may subject these investments to increased risks.
We hold a 50% interest in the Kalispell Center and Mall as part of a joint venture with an unrelated third party, and we may in the future acquire interests in other properties through joint venture arrangements with other entities. Some of these acquisitions may be financed in whole or in part by loans under which we are jointly and severally liable for the entire loan amount along with the other joint venture partners. The terms of these joint venture arrangements may be more favorable to the other party or parties than to us. In addition, investing in a property through a joint venture arrangement may subject that investment to risks not present with a wholly owned property, including, among others, the following:
•	the other owner(s) of the investment might become bankrupt;

•	the other owner(s) may have economic or business interests or goals that are inconsistent with ours;

•	the other owner(s) may be unable to make required payments on loans under which we are jointly and severally liable;

•	the other owner(s) may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, such as selling the property at a time when to do so would have adverse consequences to us;

•	actions by the other owner(s) might subject the property to liabilities in excess of those otherwise contemplated by us; and

•	it may be difficult for us to sell our interest in the property at the time we deem a sale to be in our best interests.
The results of some of our individual hotels are significantly impacted by group contract business and other large customers, and the loss of such customers for any reason could harm our operating results.
Group contract business and other large customers, or large events, can significantly impact the results of operations of our hotels. These contracts and customers vary from hotel to hotel and change from time to time. Such contracts are typically for a limited period of time after which they may be eligible for competitive bidding. The impact and timing of large events are not always predictable and are often episodic in nature. The operating results for our hotels can fluctuate as a result of these factors, possibly in adverse ways, and these fluctuations can harm our overall operating results.
Our properties are subject to risks relating to acts of God, terrorist activity, war and other hazards, and any such event could harm our operating results.
Our financial and operating performance may be adversely affected by acts of God, such as natural disasters, particularly in locations where we own and/or operate significant properties. Some types of losses, such as those from earthquake, hurricane, terrorism and environmental hazards, may be either uninsurable or too expensive to justify insuring against. In the event an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, war (including the potential for war) and terrorist activity (including threats of terrorist activity), epidemics (such as SARS and bird flu), travel-related accidents, as well as geopolitical uncertainty and international conflict, which impact domestic and international travel, have caused in the past, and may cause in the future, our results to differ from anticipated results. Terrorism incidents such as the events of September 11, 2001 and wars such as the Iraq war in 2003 significantly reduce international travel and consequently global demand for hotel rooms. In addition, inadequate preparedness, contingency planning or recovery capability in relation to a major incident or crisis may prevent operational continuity and consequently harm the value of the brand or the reputation of our business.
If we fail to comply with privacy regulations, we could be subject to fines or other restrictions on our business.
We collect and maintain information relating to our guests for various business purposes, including maintaining guest preferences to enhance our customer service and for marketing and promotion purposes and credit card information. The collection and use of personal data are governed by privacy laws and regulations enacted in the U.S. and by various contracts we operate under from time to time. Privacy regulation is an evolving area in which different jurisdictions may subject us to inconsistent compliance requirements. Compliance with applicable privacy regulations may increase our operating costs and/or harm our ability to service our guests and market our products, properties and services to our guests. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) could result in fines or restrictions on our use or transfer of data.
We may have disputes with the owners of the hotels that we manage or franchise.
Consistent with our focus on management and franchising, we do not own all the properties in our system of hotels. The nature of our rights under our management and franchise agreements to manage hotel and enforce brand standards may, in some instances, be subject to interpretation and may give rise to disagreements. We seek to resolve disagreements in order to develop and maintain positive relations with current and potential franchisees and joint venture partners however we have not always been able to do so. Our failure to resolve such disagreements may result in litigation, arbitration or other dispute resolution proceedings.
Our hotels may be faced with labor disputes that could harm the operation of our hotels.
We rely heavily on our employees to provide high-quality personal service at our hotels, and any labor dispute or stoppage could harm our ability to provide those services, which could reduce occupancy and room revenue, tarnish our reputation and harm our results of operations.
We are subject to governmental regulations affecting the lodging industry; the costs of complying with governmental regulations, or our failure to comply with such regulations, could harm our financial condition and results of operations.
We are subject to numerous federal, state and local government regulations affecting the lodging industry, including building and zoning requirements. Increased government regulation could require us to make unplanned expenditures and result in higher operating costs. Further, we are subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could increase expenses and result in lower operating margins. Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. We may be required to remove access barriers or make unplanned, substantial modifications to our hotels to comply with the ADA or to comply with other changes in governmental rules and regulations, which could reduce the number of total available rooms, increase operating costs and have a negative impact on revenues and earnings. Any failure to comply with ADA requirements or other governmental regulations could result in the U.S. government imposing fines or in private litigants winning damage awards against us.
Our business is seasonal in nature, and we are likely to experience fluctuations in our results of operations and financial condition.
Our business is seasonal in nature, with the months from May through October generally accounting for a greater portion of our annual revenues than the months from November through April. Therefore, our results for any quarter may not be indicative of the results that may be achieved for the full fiscal year. The seasonal nature of our business increases our vulnerability to risks such as labor force shortages and cash flow problems. Further, if an adverse event such as an actual or threatened terrorist attack, international conflict, regional economic downturn or poor weather conditions should occur during the months of May through October, the adverse impact to our revenues could likely be greater as a result of our seasonal business.
Failure to retain senior management could harm our business.
We place substantial reliance on the lodging industry experience and the institutional knowledge of members of our senior management team. Mr. Coffey, Mr. Narayan and Mr. Taffin are particularly important to our future success due to their substantial experience in the lodging industry, and with the Red Lion brand and our company. The loss of the services of one or more of these members of our senior management team could hinder our ability to effectively manage our business and implement our growth strategies. Finding suitable replacements for Mr. Coffey, Mr. Narayan or Mr. Taffin could be difficult, and competition for such personnel of similar experience is intense. We do not carry key person insurance on any of our senior management team.
If we are unable to locate lessees for our office and retail space our revenues and cash flow may be adversely affected.
We own and lease to others over 375,000 square feet of office and retail space in Spokane, Washington and Kalispell, Montana. We are subject to the risk that leases for this space might not be renewed upon their expiration, the space may not be relet or the terms of renewal or reletting such space (including the cost of required renovations) might be less favorable to us than current lease terms. Vacancies could result due to the termination of a lease, the tenant’s financial failure or a breach of the tenant’s obligations. We may be unable to locate tenants for rental spaces vacated in the future or we may be limited to renting space on terms unfavorable to us. Delays or difficulties in attracting tenants and costs incurred in preparing for tenant occupancy could reduce cash flow, decrease the value of a property and jeopardize our ability to pay our expenses.
The performance of our entertainment division is particularly subject to fluctuations in economic conditions.
Our entertainment division, which comprised 6% of our total revenues from continuing operations in 2005, engages in event ticketing and the presentation and promotion of various entertainment productions. We have in the past attracted additional hotel guests by cross-selling to them tickets to entertainment events through our TicketsWest subsidiary. Our entertainment division is vulnerable to risks associated with changes in general regional and economic conditions, the potential for significant competition and a change in consumer trends, among other risks. In addition, we face the risk that Broadway shows and other entertainment productions will not tour the Pacific Northwest or that such productions will not choose us as a presenter or promoter.
We face risks relating to litigation.
At any given time, we are subject to claims and actions incidental to the operation of our business. The outcome of these proceedings cannot be predicted. If a plaintiff is successful in a claim against us, we could be exposed to the risk of the payment of a material sum of money and we may not be insured for such a loss. If this were to occur, it could have an adverse effect on our financial condition.
We may experience material losses in excess of insurance coverage.
We carry comprehensive liability, public area liability, fire, flood, boiler and machinery, extended coverage and rental loss insurance covering our properties. There are, however, certain types of catastrophic losses that are not generally insured because it is not economically feasible to insure against such losses. In the event an uninsured loss or a loss in excess of insured limits occurs with respect to any particular property, we could lose our capital invested in the property, as well as the anticipated future revenue from the property. Moreover, in the case of debt which is recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the property. We cannot assure you that material losses in excess of insurance coverage will not occur in the future. Any such loss could have an adverse effect on our results of operations and financial condition.
We are subject to environmental risks that could be costly.
We carry comprehensive liability, public area liability, fire, flood, boiler and machinery, extended coverage and rental loss insurance covering our properties. There are, however, certain types of catastrophic losses that are not generally insured because it is not economically feasible to insure against such losses. In the event an uninsured loss or a loss in excess of insured limits occurs with respect to any particular property we could lose our capital invested in the property, as well as the anticipated future revenue from the property. Moreover, in the case of debt which is recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the property. We cannot assure you that material losses in excess of insurance coverage will not occur in the future. Any such loss could have an adverse effect on our results of operations and financial condition.
Our operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of compliance with future environmental legislation. Under current federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to remediate such contaminated property properly, may adversely affect the ability of the owner of the property to borrow using such property as collateral for a loan or to sell such property. Environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated, and may impose remedial or compliance costs. The costs of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could have an adverse effect on our results of operations and financial condition. We have not performed Phase II environmental assessments on two of our owned properties for which Phase II assessments were recommended, because we determined that any further investigation was not warranted for materiality reasons. We cannot assure you that these properties do not have any environmental risks associated with them. While we have not been notified by any governmental authority, and we have no other knowledge of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in connection with any of our properties, we have not performed Phase I environmental assessments on all of our leased properties. We cannot assure you that we will not discover problems that currently exist, but of which we have no current knowledge that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our existing and future properties will not be affected by the condition of neighboring properties (such as the presence of leaking underground storage tanks) or by third parties (whether neighbors such as dry cleaners or others) unrelated to us.
We have incurred debt financing and may incur increased indebtedness in connection with future acquisitions.
A substantial portion of our outstanding indebtedness is secured by individual properties. Neither our articles of incorporation nor our bylaws limit the amount of indebtedness that we may incur. Subject to limitations in our debt instruments, we may incur additional debt in the future to finance acquisitions and renovations and for general corporate purposes. Accordingly, we could become highly leveraged, resulting in an increase in debt service that could adversely affect our operating cash flow. Our continuing indebtedness could increase our vulnerability to general economic and lodging industry conditions (including increases in interest rates) and could impair our ability to obtain additional financing in the future and to take advantage of significant business opportunities that may arise. Our indebtedness is, and will likely continue to be, secured by mortgages on our owned hotels. We cannot assure you that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets, including our hotels, to foreclosure. Adverse economic conditions could cause the terms on which borrowings become available to be unfavorable to us. In such circumstances, if we are in need of capital to repay indebtedness in accordance with its terms or otherwise, we could be required to sell one or more of our owned hotels at times that may not permit realization of the maximum potential return on our investments. Economic conditions could result in higher interest rates, which would increase debt service requirements on our variable rate debt and could reduce the amount of cash available for general corporate purposes.
The increasing use of third-party travel websites by consumers may adversely affect our profitability.
Some of our hotel rooms may be booked through third-party travel websites such as Travelocity.com, Expedia.com and Priceline.com. If these internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. We believe that these internet intermediaries hope that consumers will eventually develop brand loyalties to their reservation systems. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through internet intermediaries increases significantly, our room revenues may flatten or decrease and our profitability may be adversely affected.
Due to the shareholdings of our Chairman, together with other members of the Barbieri family, we may be limited in our ability to undertake a change of control transaction requiring shareholder approval.
As of March 31, 2006, Donald K. Barbieri, our Chairman of the Board, had sole voting and investment power with respect to 8.1% of our outstanding shares of common stock. Heather Barbieri, his ex-spouse, had sole voting and investment power with respect to 7.6% of our outstanding shares of common stock. Pursuant to a trust agreement, Donald K. Barbieri and Heather Barbieri share voting and investment power with respect to an additional 5.7% of our outstanding shares of common stock. Richard L. Barbieri, who is also a director and Donald K. Barbieri’s brother, beneficially owned 3.1% of our outstanding shares of common stock as of March 31, 2006. In addition, we believe that other members of the Barbieri family who are not directors, executive officers or 5% shareholders individually hold our outstanding common stock. As such, to the extent they are willing and able to act in concert, they may have the ability as a group to approve or block actions requiring the approval of our shareholders, including a merger or a sale of all of our assets or a transaction that results in a change of control.

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

Red Lion Hotels Corporation Registrant

	Signature	Title	Date

By:	/s/ Anupam Narayan Anupam Narayan	Executive Vice President, Chief Investment Officer, and Chief Financial Officer (Principal Financial Officer)	May 5, 2006

By:	/s/ Anthony F. Dombrowik Anthony F. Dombrowik	Vice President, Corporate Controller (Principal Accounting Officer)	May 5, 2006