Form 10-Q
period 2006-06-30
Red Lion Hotels CORP
filed 2006-08-14
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
☐ Large accelerated filer      ☐ Accelerated filer      ☑ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 7, 2006, there were 19,106,161shares of the registrant’s common stock outstanding.

Red Lion Hotels Corporation
Form 10-Q
For the Quarter Ended June 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Red Lion Hotels Corporation
Consolidated Balance Sheets (unaudited)
June 30, 2006 and December 31, 2005

	June 30,	December 31,
	2006	2005
	(In thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents	$58,721	$28,729
Restricted cash	5,386	8,821
Accounts receivable, net	9,321	8,755
Inventories	1,707	1,712
Prepaid expenses and other	4,701	1,610
Assets held for sale:
Assets of discontinued operations	15,040	20,217
Other assets held for sale	715	715

Total current assets	95,591	70,559

Property and equipment, net	253,905	235,444
Goodwill	28,042	28,042
Intangible assets, net	12,456	12,852
Other assets, net	7,859	8,699

Total assets	$397,853	$355,596

Liabilities:
Current liabilities:
Accounts payable	$5,331	$7,057
Accrued payroll and related benefits	4,916	5,520
Accrued interest payable	641	676
Advance deposits	603	198
Other accrued expenses	13,160	9,752
Long-term debt, due within one year	3,866	3,731
Liabilities of discontinued operations	2,597	3,089

Total current liabilities	31,114	30,023
Long-term debt, due after one year	124,643	126,633
Deferred income	7,394	7,770
Deferred income taxes	14,220	13,420
Minority interest in partnerships	7,043	9,080
Debentures due Red Lion Hotels Capital Trust	30,825	47,423

Total liabilities	215,239	234,349

Stockholders’ equity:
Preferred stock — 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock — 50,000,000 shares authorized; $0.01 par value; 19,088,687 and 13,131,282 shares issued and outstanding	191	131
Additional paid-in capital, common stock	147,032	84,832
Retained earnings	35,391	36,284

Total stockholders’ equity	182,614	121,247

Total liabilities and stockholders’ equity	$397,853	$355,596

The accompanying condensed notes are an integral part of the consolidated financial statements.

Red Lion Hotels Corporation
Consolidated Statements of Operations (unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Revenue:
Hotels	$40,451	$39,423	$71,479	$69,765
Franchise and management	641	607	1,217	1,418
Entertainment	2,488	2,613	5,858	5,418
Real estate	953	1,229	2,293	2,458
Other	235	348	518	633

Total revenues	44,768	44,220	81,365	79,692

Operating expenses:
Hotels	30,549	30,397	58,425	58,006
Franchise and management	187	171	409	272
Entertainment	2,056	2,321	4,956	4,789
Real estate	613	930	1,529	1,808
Other	276	240	512	452
Depreciation and amortization	3,167	2,881	6,288	5,720
Hotel facility and land lease	1,716	1,745	3,411	3,485
Gain on asset dispositions, net	(1,155)	(119)	(1,337)	(307)
Undistributed corporate expenses	1,234	1,051	2,218	2,003

Total expenses	38,643	39,617	76,411	76,228

Operating income	6,125	4,603	4,954	3,464
Other income (expense):
Interest expense	(3,453)	(3,598)	(6,944)	(7,199)
Expense of early extinguishment of debt	(805)	—	(805)	—
Minority interest in partnerships, net	(211)	(34)	(237)	15
Other income, net	456	90	816	86

Income (loss) from continuing operations before income taxes	2,112	1,061	(2,216)	(3,634)
Income tax expense (benefit)	226	279	(1,373)	(1,416)

Net income (loss) from continuing operations	1,886	782	(843)	(2,218)

Discontinued operations:
Income (loss) from operations of discontinued business units, net of income tax expense (benefit) of $107, $577, ($44) and $456	195	951	(80)	828
Net gain on disposal of discontinued business units, net of income tax expense of $16	—	—	30	—

Income (loss) from discontinued operations	195	951	(50)	828

Net income (loss)	$2,081	$1,733	$(893)	$(1,390)

The accompanying condensed notes are an integral part of the consolidated financial statements.

Red Lion Hotels Corporation
Consolidated Statements of Operations (unaudited) (continued)
For the Three and Six Months Ended June 30, 2006 and 2005

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Earnings per common share — basic:
Net income (loss) from continuing operations	$0.13	$0.06	$(0.06)	$(0.17)
Income (loss) from discontinued operations	0.01	0.07	—	0.06

Net income (loss)	$0.14	$0.13	$(0.06)	$(0.11)

Earnings per common share — diluted:
Net income (loss) from continuing operations	$0.12	$0.06	$(0.06)	$(0.17)
Income (loss) from discontinued operations	0.01	0.07	—	0.06

Net income (loss)	$0.13	$0.13	$(0.06)	$(0.11)

Weighted average shares — basic	15,120	13,092	14,182	13,085
Weighted average shares — diluted	15,674	13,416	14,182	13,085
The accompanying condensed notes are an integral part of the consolidated financial statements.

Red Lion Hotels Corporation
Consolidated Statements of Cash Flows (unaudited)
For the Six Months Ended June 30, 2006 and 2005

	Six months ended June 30,
	2006	2005
	(In thousands)
Operating activities:
Net loss	$(893)	$(1,390)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,291	5,788
Gain on disposition of property, equipment and other assets, net	(1,337)	(214)
Gain on disposition of discontinued operations, net	(46)	—
Expense of early extinuishment of debt	805	—
Write-off of deferred loan fees	—	5
Deferred income tax provision	800	600
Minority interest in partnerships	237	(15)
Equity in investments	40	30
Compensation expense related to stock issuance	307	9
Provision for doubtful accounts	242	73
Change in current assets and liabilities:
Restricted cash	3,434	612
Accounts receivable	(623)	(1,084)
Inventories	35	83
Prepaid expenses and other	(3,143)	(2,788)
Accounts payable	(1,731)	1,134
Accrued payroll and related benefits	(979)	559
Accrued interest payable	(30)	(33)
Other accrued expenses and advance deposits	3,798	4,778

Net cash provided by operating activities	7,207	8,147

Investing activities:
Purchases of property and equipment	(24,208)	(8,276)
Proceeds from disposition of property and equipment	22	30
Proceeds from disposition of discontinued operations	5,137	—
Proceeds from (advances to) Red Lion Hotels Capital Trust	498	(20)
Distributions from equity investee	—	117
Proceeds from collections under note receivable	—	480
Other, net	90	92

Net cash used in investing activities	(18,461)	(7,577)

The accompanying condensed notes are an integral part of the consolidated financial statements.

Red Lion Hotels Corporation
Consolidated Statements of Cash Flows (unaudited) (continued)
For the Six Months Ended June 30, 2006 and 2005

	Six months ended June 30,
	2006	2005
	(In thousands)
Financing activities:
Proceeds from note payable to bank	—	50
Repayment of note payable to bank	—	(50)
Proceeds from long-term debt	—	3,835
Repayment of long-term debt	(2,084)	(6,027)
Proceeds from common stock offering	60,420	—
Repayment of debentures including expense of early extinguishment	(17,403)	—
Proceeds from issuance of common stock under employee stock purchase plan	66	67
Proceeds from stock option exercises	326	46
Additions to deferred financing costs	(48)	(279)

Net cash provided by (used in) financing activities	41,277	(2,358)

Net cash in discontinued operations	(31)	(33)

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	29,992	(1,821)
Cash and cash equivalents at beginning of period	28,729	9,577

Cash and cash equivalents at end of period	$58,721	$7,756

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$7,053	$7,993
Income taxes	$1,812	$13

Noncash investing and financing activities:
Exchange of common stock for minority interest in partnership	$2,273	$—
Exchange of common stock for real estate management business	$1,131	$—
Sale of equipment under note receivable	$—	$37
The accompanying condensed notes are an integral part of the consolidated financial statements.

Red Lion Hotels Corporation
Condensed Notes to Consolidated Financial Statements
1. Organization
     Red Lion Hotels Corporation (“Red Lion” or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation, development and franchising of mid-scale and up-scale, full service hotels under its Red Lion brand. As of June 30, 2006, our hotel system contained 60 hotels located in nine states and one Canadian province, with 10,424 rooms and 509,537 square feet of meeting space. Of these 60 hotels, the Company (i) operated 34 hotels, 21 of which were owned and 13 of which were leased, (ii) franchised 25 hotels to various franchisees and (iii) managed one hotel owned by a third party.
     The Company is also engaged in entertainment and real estate operations. Through the entertainment division, which includes TicketsWest.com, Inc., the Company engages in event ticket distribution and promotion and presents a variety of entertainment productions. Through its real estate division, the Company owns certain commercial real estate properties. In addition, the real estate division has historically engaged in traditional real estate related services, including developing, managing and acting as a broker for sales and leases of commercial and multi-unit residential properties (collectively referred to as the real estate management business). Effective April 30, 2006 the Company divested the real estate management portion of its real estate division as further discussed in Note 7.
     The Company was incorporated in the State of Washington on April 25, 1978. The financial statements encompass the accounts of Red Lion Hotels Corporation and all of its consolidated subsidiaries, including its 100% ownership of Red Lion Hotels Holdings, Inc., and Red Lion Hotels Franchising, Inc. and its approximately 99% ownership of Red Lion Hotels Limited Partnership (“RLHLP”). The Company also consolidates its 50% interest in a retail and hotel complex as both the substance of the ownership and its level of influence over the operations of the assets indicate that consolidation is appropriate for the property.
     The financial statements also include an equity method investment in a 19.9% owned real estate venture, and certain cost method investments in various entities included as other assets, over which the Company does not exercise significant influence. Lastly, the Company holds a 3% common interest in Red Lion Hotels Capital Trust (“the Trust”). The Trust is considered a variable interest entity under FIN-46(R) “Consolidation of Variable Interest Entities” (“FIN-46(R)”), however the Company is not the primary beneficiary of the Trust. This entity is treated as an equity method investment.
All significant inter-company and inter-segment transactions and accounts have been eliminated upon consolidation. Certain amounts in the prior period statements have been reclassified to conform to the current period presentation.
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
     In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at June 30, 2006, the consolidated results of operations for the three and six months ended June 30, 2006 and 2005, and the consolidated cash flows for the six months ended June 30, 2006 and 2005. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.
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

3. Common Stock Offering
     On May 22, 2006 the Company completed a public offering of 5,000,000 shares of its common stock at $11.00 per share, resulting in gross proceeds of $55.0 million. Underwriting discount and other offering costs totaled approximately $3.4 million, resulting in net proceeds of approximately $51.6 million to the Company. On June 13, 2006, the underwriter of the offering exercised its over-allotment option and an additional 845,302 shares of common stock were issued at $11.00 per share. This resulted in additional gross proceeds to the Company of approximately $9.3 million. Net of underwriting discount, proceeds on the over-allotment were approximately $8.8 million. The net proceeds of the offering will be primarily used to retire existing long-term debt and related defeasance costs and were used to fund the retirement of debentures discussed in Note 5. Any remaining proceeds will be used for general working capital purposes. An additional 635,344 shares were sold in the offering on May 22, 2006 by certain shareholders of Red Lion (“selling shareholders”), however the Company received no proceeds from these shares.
4. Assets Held For Sale and Discontinued Operations
     In connection with the November 2004 announcement of the hotel renovation plan to improve comfort, freshen décor and upgrade technology at its hotels, the Company implemented a plan to divest 11 non-strategic owned hotels, one commercial office building and certain other non-core properties including condominium units and three parcels of excess land (collectively these assets are referred to herein as “the divestment properties”). Each of the divestment properties meet the criteria to be classified as an asset held for sale. In addition, the activities of those 11 hotels and the commercial office building are considered discontinued operations under generally accepted accounting principles. Depreciation of these assets, if previously appropriate, was suspended. At the time of the decision to divest from these assets, a net of tax impairment charge of $5.8 million on four of the hotel properties was recorded. For comparative purposes, all financial information included in the consolidated statements of operations for periods prior to 2004, if presented, has been reclassified to conform to the current presentation.
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
     In the first quarter of 2006 the Company completed the sale of one hotel and a portion of a second for gross aggregate proceeds of $5.3 million. The resulting gain on disposition of discontinued operations was $46 thousand. During the second quarter of 2006, the Company executed agreements for the sale of two of the remaining hotels and management expects that both transactions will be closed before September 30, 2006. The Company continues to actively pursue disposition of the last hotel and surplus undeveloped land originally identified for sale. A summary of the assets and liabilities of the hotels remaining in discontinued operations is as follows:

	June 30,	December 31,
	2006	2005
	(In thousands)
Cash and cash equivalents	$97	$66
Accounts receivable, net	398	602
Inventories	128	157
Prepaid expenses and other	145	106
Property and equipment, net	14,118	19,131
Other assets, net	154	155

Assets of discontinued operations	$15,040	$20,217

Accounts payable	119	125
Accrued payroll and related benefits	141	420
Accrued interest payable	12	7
Advanced deposits	18	11
Other accrued expenses	188	177
Long-term debt	2,119	2,349

Liabilities of discontinued operations	$2,597	$3,089

     A summary of the results of operations for the discontinued operations is as follows (in thousands):

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Hotel	Office		Hotel	Office
	Properties	Building	Combined	Properties	Building	Combined
			(In thousands)
Revenues	2,048	$—	$2,048	$6,571	$810	$7,381
Operating expenses	(1,712)	—	(1,712)	(5,131)	(345)	(5,476)
Gain (loss) on asset dispositions	5	—	5	(4)	—	(4)
Interest expense	(39)	—	(39)	(177)	(196)	(373)
Income tax expense	(107)	—	(107)	(475)	(102)	(577)

Net income	$195	$—	$195	$784	$167	$951

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Hotel	Office		Hotel	Office
	Properties	Building	Combined	Properties	Building	Combined
	(In thousands)
Revenues	1,428	$—	$1,428	$10,916	$1,630	$12,546
Operating expenses	(1,814)	—	(1,814)	(9,832)	(691)	(10,523)
Gain on asset dispositions	46	—	46	11	—	11
Interest expense	(39)	—	(39)	(357)	(393)	(750)
Income tax benefit (expense)	135	—	135	(262)	(194)	(456)

Net income (loss)	$(244)	$—	$(244)	$476	$352	$828

In the above table, the three month and six month periods ended June 30, 2006 include the activities of the three remaining divestment hotels. The results for the three and six month periods ended June 30, 2005 include the activities of all 11 divestment hotels and the office building.
5. Debenture Repayment
     As discussed in Note 1, the Company holds a 3% common interest in the Red Lion Hotels Capital Trust, treated as an equity method investment and included with other long-term assets on the consolidated balance sheet. This represents all of the common ownership of the Trust. Together with the Trust, the Company completed a public offering of $46.0 million of trust preferred securities in the first quarter of 2004. Those securities are listed on the New York Stock Exchange and entitle holders to cumulative cash distributions at a 9.5% annual rate. They mature on February 24, 2044. The proceeds from the 2004 offering, including the $1.4 million of proceeds from the trust common securities sold to the Company, were borrowed by Red Lion through 9.5% debentures which are included on the Company’s consolidated balance sheet as a long-term liability. Both the trust preferred securities and the trust common securities were issued at a price of $25.00 per share. Red Lion does not consolidate the Trust as it is considered a variable interest entity under FIN-46(R) and Red Lion is not the primary beneficiary of the trust.
     The Trust Agreement, entered into at the date of the offering with the trustees for the trust securities, required the mandatory redemption of 35% of the then outstanding trust securities at 105% of issued value if Red Lion completed an offering of common shares with gross proceeds to the Company of greater than $50 million. In accordance therewith and in connection with the offering of common stock further described in Note 3, on June 23, 2006, Red Lion repaid approximately $16.6 million of the debentures due the Trust. The Trust then redeemed 35% of the outstanding trust preferred securities and trust common securities at a price of $26.25 per share, a 5% premium over the issued value of the securities. Of the $16.6 million, approximately $498,000 was received back by Red Lion for its trust common securities and is reflected as a reduction of its equity method investment in the Trust. The $805 thousand premium paid to retire the debentures is separately identified on the consolidated statements of operations as expense of early extinguishment of debt.

6. Notes Payable to Bank
     The Company has a revolving credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”). Starting on February 9, 2005, the agreement provided a revolving credit facility with a total of $20.0 million in borrowing capacity for working capital purposes. This included a $4.0 million line-of-credit secured by the Company’s personal property and two hotels (“Line A”) and a $16.0 million line of credit secured by the Company’s personal property and seven hotels that the Company then held for sale (“Line B”). Since the properties that secured Line B were sold in 2005, Line B expired unused.
     On March 27, 2006, the Company entered into a revised credit agreement with Wells Fargo, providing for a revolving credit facility with a total of $10.0 million in borrowing capacity for working capital purposes. This includes a $6.0 million line-of-credit secured by two hotels (“New Line A”) and a $4.0 million line of credit secured by the Company’s personal property (“New Line B”). Interest under New Line A is set at 0.5% over the bank’s prime rate and does not require any principal payments until the end of its two year term. Interest under New Line B is set at 1.0% over the bank’s prime rate and does not require any principal payments until the end of its one year term. The revised agreement contains certain restrictions and covenants, the most restrictive of which requires the Company to maintain a minimum tangible net worth of $120 million, a minimum EBITDA (as defined by the bank) coverage ratio of 1.25:1, and a maximum funded debt to EBITDA ratio of 5.25:1.
     At June 30, 2006 and at December 31, 2005, the Company was in compliance with the covenants in effect under the credit agreement. No amounts were outstanding under any portion of the credit agreement at June 30, 2006 or December 31, 2005.
     On July 20, 2006, the Company received a commitment for a $50.0 million credit facility from Calyon New York Branch which will replace the Wells Fargo credit facility. This credit facility will be used for general corporate purposes and to finance future growth.
7. Real Estate Management Business
     On April 30, 2006, the Company closed an agreement to divest on a tax-free basis the real estate management portion of its real estate division for $1.1 million to an existing company executive and a former company executive who is also the brother of two members of the Company’s board of directors. The sale was in exchange for 94,311 shares of unrestricted Red Lion Hotels Corporation common stock, which was subsequently retired. The transaction resulted in a gain on sale of approximately $1.0 million. The new entity will continue to manage the Company’s office and retail real estate assets through a management agreement. For the full year 2005, the real estate management business contributed $2.3 million and $0.1 million to the company’s revenue and operating income, respectively.
8. Minority Interest and Operating Partnership Units
     As discussed in Note 1, the Company is the general partner of RLHLP and through December 31, 2005 held approximately a 98% interest in that entity. Partners who hold operating partnership units (“OP Units”) have the right to put those OP Units to the RLHLP, in which event either (a) RLHLP must redeem the units for cash, or (b) the Company, as general partner, may elect to acquire the OP units for cash or in exchange for a like number of shares of its common stock.
     In the first quarter of 2006, the Company elected to issue 143,498 shares of its common stock in exchange for a like number of OP Units that certain then limited partners put to the RLHLP. This resulted in a non-cash adjustment of the minority interest balance of $2.2 million with a corresponding increase to common stock and additional paid-in capital. At June 30, 2006, the Company held approximately a 99% interest in RLHLP with the remaining 142,663 OP Units held by limited partners. The Company does not expect that the issuance of this common stock will materially affect its per share operating results.

9. Business Segments
     The Company has four primary operating segments: (1) hotels; (2) franchise and management; (3) entertainment; and (4) real estate. Other activities, consisting primarily of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment are also aggregated for reporting purposes. Management reviews and evaluates the operating segments exclusive of interest expense and inter-segment and inter-company revenues and expenses. Therefore, interest expense is not allocated to the segments and all balances are presented after the elimination of inter-company and inter-segment transactions.
     Selected information with respect to the segments is as follows:
Continuing Operations

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Revenues:
Hotels	$40,451	$39,423	$71,479	$69,765
Franchise and management	641	607	1,217	1,418
Entertainment	2,488	2,613	5,858	5,418
Real estate	953	1,229	2,293	2,458
Other	235	348	518	633

	$44,768	$44,220	$81,365	$79,692

Operating income (loss):
Hotels	5,897	5,169	5,087	3,915
Franchise and management	215	244	332	763
Entertainment	291	180	621	403
Real estate	1,163	263	1,420	437
Other	(1,441)	(1,254)	(2,506)	(2,053)

	$6,125	$4,602	$4,954	$3,465

Discontinued Operations

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Revenues:
Hotels	$2,048	$6,571	$3,475	$10,916
Real estate	—	810	—	1,630

	$2,048	$7,381	$3,475	$12,546

Operating income (loss):
Hotels	342	1,436	2	1,095
Real estate	—	465	—	939

	$342	$1,901	$2	$2,034

10. Earnings Per Common Share
     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Numerator:
Basic
Net income (loss) from continuing operations	$1,886	$782	$(843)	$(2,218)
Income (loss) on discontinued operations	195	951	(50)	828

Net income (loss) — basic	2,081	1,733	(893)	(1,390)
Diluted
Effect of OP Units, net of tax	16	22	—	—

Net income (loss) — diluted	2,097	1,755	(893)	(1,390)

Denominator:
Weighted average shares — basic	15,120	13,092	14,182	13,085

Weighted average shares — diluted	15,674	13,416	14,182	13,085

Earnings per common share:
Basic
Net income (loss) from continuing operations	$0.13	$0.06	$(0.06)	$(0.17)
Income (loss) on discontinued operations	0.01	0.07	—	0.06

Net income (loss) — basic	$0.14	$0.13	$(0.06)	$(0.11)

Diluted
Net income (loss) from continuing operations	$0.12	$0.06	$(0.06)	$(0.17)
Income (loss) on discontinued operations	0.01	0.07	—	0.06

Net income (loss) — basic	$0.13	$0.13	$(0.06)	$(0.11)

For the three months ended June 30, 2006, 411,576 of the 1,132,840 options to purchase common shares outstanding as of that date were considered dilutive. For the three months ended June 30, 2005, 38,644 of the 1,024,019 options to purchase common shares outstanding as of that date were considered dilutive. For those same periods, all of the 142,663 and 286,161 convertible OP units, respectively, were considered dilutive. All convertible debt instruments were considered anti-dilutive.
For the six months ended June 30, 2006 and 2005, all of the 1,132,840 and 1,024,019 outstanding options to purchase common shares were considered anti-dilutive due to the loss for the period. Likewise, for those same periods, all of the 142,663 and 286,161 convertible OP units, respectively, were considered anti-dilutive, as were all convertible debt instruments.

11. Stock Based Compensation
     Effective January 1, 2006, the Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 123 Revised (“SFAS No. 123(R)”) for stock based compensation, including options and other awards issued under its stock incentive plans and shares issued under its employee stock purchase plan. Under SFAS No. 123(R), stock based compensation expense reflects the fair value of stock based awards measured at grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, the Company will apply the provisions of SFAS No. 123(R) to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, the Company will recognize compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006, as the remaining service is rendered. The compensation cost we recorded for these awards will be based on their grant-date fair value as required by SFAS No. 123(R).
     The 1998 Stock Incentive Plan and the 2006 Stock Incentive Plan (“the Plans”), which are shareholder approved, authorize the grant or issuance of various option or other awards including stock appreciation rights, restricted stock grants, and other stock based compensation. In aggregate, the Plans allow for a maximum number of shares which may be awarded of 2,400,000 shares, subject to adjustments for stock splits, stock dividends and similar events. The Compensation Committee of the Board of Directors administers the Plan and establishes to whom, and the type and the terms and conditions, including the exercise period, of the awards that are granted.
     No options have been issued in 2006. All options granted prior to 2003 were designated as nonqualified options, with an exercise price equal to or in excess of fair market value on the date of grant, and for a term of ten years. For substantially all options granted, fifty percent of each recipients’ options will vest on the fourth anniversary of the date of grant and the remaining 50% will vest on the fifth anniversary of the date of grant. For options issued prior to 2004, the vesting schedule will change if, beginning one year after the option grant date, the stock price of the common stock reaches the following target levels (measured as a percentage increase over the exercise price) for 60 consecutive trading days:

Stock Price	Percent of Option
Increase	Shares Vested
25%	25%
50%	50%
75%	75%
100%	100%
     For options issued after 2003, the vesting schedule will change if, between the two year anniversary and the four year anniversary of the option grant date, the stock price of the common stock reaches the following target levels (measured as a percentage increase over the exercise price) for 60 consecutive trading days:

Stock Price	Percent of Option
Increase	Shares Vested
100%	25%
200%	50%

     A summary of the Company’s stock option activity during the six months ended June 30, 2006 is as follows:

					Aggregate
	Number	Weighted-Average	Exercise Price	Expiration	Intrinsic Value
	of Shares	Exercise Price	Per Share	Date	(in thousands)
Outstanding, January 1, 2006	1,219,520	$6.62	$5.10-15.00	2008-2015	$5,276
Options exercised	(51,705)	$6.13	$5.26-10.94
Options forfeited	(34,975)	$10.45	$5.10-15.00

Outstanding, June 30, 2006	1,132,840	$6.53	$5.10-15.00	2008-2015	$5,007

Exercisable, June 30, 2006	310,800	$8.30	$5.26-15.00	2008-2013	$823
     The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period ended June 30, 2006, based upon the Company’s closing stock price of $10.95. As of June 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.5 million before the impact of income taxes and is expected to be recognized over a weighted average period of 39 months.
     During the six months ended June 30, 2006 the total intrinsic value of the 51,705 stock options exercised was $288 thousand. Gross proceeds from those option conversions to the Company were $317 thousand. During that same period the fair value of options vested was approximately $10 thousand. The company issues new shares of common stock upon exercise of stock options. As of June 30, 2006 there were 1,116,840 shares of common stock available for issuance pursuant to future stock option grants. Additional information regarding stock options outstanding as of June 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
5.10 - 6.07	784,313	7.60	$5.33	166,423	$5.53
7.46 - 8.31	254,305	8.11	7.58	54,155	8.02
10.94	31,309	2.52	10.94	31,309	10.94
15.00	62,913	2.08	15.00	58,913	15.00

	1,132,840	7.27	$6.53	310,800	$8.30

     Compensation expense related to options to purchase common stock for the three and six months ended June 30, 2006 was $117 thousand and $245 thousand respectively. The Company values stock options issued based upon the Black-Scholes option-pricing model and recognize this value as an expense over the periods in which the options vest. Use of the Black-Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. The Company utilized assumptions that it believed to be most appropriate at the time of the valuation. Had different assumptions been used in the pricing model the expense recognized for stock options may have been different than the expense recognized in the financial statements. The Company must also apply judgment in developing an expectation of awards of restricted stock and stock options that may be forfeited. If actual experience differs significantly from these estimates, stock based compensation expense and the Company’s results of operations could be materially affected.

     The fair value of each option grant is estimated on the grant date. No options have been granted in 2006 through the first two quarters. Options granted in 2005 were valued using the following assumptions:

Dividend Yield	0.00%
Expected Volatility	33.00%
Risk Free Interest Rate	4.60%
Expected option Life	4 years
     As permitted by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”), through December 31, 2005 the Company has chosen to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and to provide the disclosure only requirements of SFAS No. 123, including frequent and prominent disclosure of stock-based compensation expense.
     The Company chose not to record compensation expense for its stock-based employee plans using fair value measurement provisions in the statement of operations in 2005. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans, reported net income and earnings per share for the three and six months ended June 30, 2005 would have been changed to the pro forma amounts indicated below:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
	(In thousands)
Reported net income (loss)	$1,733	$(1,390)
Add back: stock-based employee compensation expense, net of related tax effects	3	6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(61)	(125)

Pro Forma	$1,675	$(1,509)

Basic and diluted earnings (loss) per share:
Reported net income (loss)	$0.13	$(0.11)
Stock-based employee compensation, fair value	—	—

Pro Forma	$0.13	$(0.11)

     During the first and second quarters of 2006, options to purchase common shares exercised by employees under the terms of their option agreements totaled 13,031 and 38,674, respectively. Also during the three months ended June 30, 2006 the Company recorded compensation expense related to 11,211 shares issued under its employee stock purchase plan of $62 thousand, determined by the difference of the fair value on the day the shares were issued and cash price paid under the plan, which under plan design may be at a discount.
12. Recent Accounting Pronouncements
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
     In March of 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”) This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, prescribes subsequent measurement methods, and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is adopted effective for an entity’s first fiscal year that begins after September 15, 2006. The Company’s adoption of the provisions of SFAS No. 156 is not expected to impact its financial condition or results of operations.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of FIN 48, the Company must review all of its uncertain tax positions and make a determination as to whether its position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a position meets the more-likely-than-not criterion, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company’s adoption of the provisions of FIN 48 is not expected to impact its financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report on Form 10-Q includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will” and similar expressions or their negatives are used in this quarterly report, these are forward-looking statements. Many possible events or factors, including those discussed in “Risk Factors” under Item 1A of our report filed on Form 10-Q for the quarter ended March 31, 2006,, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.
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
Overview
     We operate in four reportable segments: hotels; franchise and management; entertainment; and real estate. The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels. The franchise and management segment is engaged primarily in licensing the Red Lion brand to franchisees and managing hotels for third-party owners. This segment generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners in exchange for the use of our brands and access to our central services programs. These programs include the reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards. It also reflects revenue from management fees charged to the owners of our managed hotels, typically based on a percentage of the hotel’s gross revenues plus an incentive fee based on operating performance. The entertainment segment derives revenue primarily from ticketing services and promotion and presentation of entertainment productions. Through our real estate division we own certain commercial real estate properties. Also, the real estate division has historically engaged in traditional real estate related services, including developing, managing and acting as a broker for sales and leases of commercial and multi-unit residential properties (collectively referred to as the real estate management business). Effective April 30, 2006 we divested the real estate management business.
     Our system-wide hotels at June 30, 2006 consist of:

			Meeting Space
	Hotels	Rooms	(sq. ft.)

Owned and Leased Hotels: (1)
Red Lion Hotels	32	5,965	308,128
Other	2	483	19,608

	34	6,448	327,736

Managed Hotels	1	254	36,000
Red Lion Franchised Hotels	25	3,722	145,801

Total	60	10,424	509,537

Total Red Lion Hotels	57	9,687	453,929

(1)	Statistics include three hotels identified as discontinued business units, agregating 621 rooms and 28,408 square feet of meeting space.
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
     Unless otherwise indicated, industry statistics are from Smith Travel Research, an independent statistical research service that specializes in the lodging industry. Some of the terms used in this report, such as full service, upscale and midscale are consistent with Smith Travel Research terms. We are a full service brand. Smith Travel Research categorizes hotels into seven chain scales. Our hotels are classified by Smith Travel Research in the upscale and midscale with food and beverage chain scales.
Operating Results and Statistics
     A summary of our consolidated results, balance sheet data and hotel statistics for the three months and six month ended June 30, 2006 and 2005 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands, except % and per share data)
Consolidated statement of operations data:
Hotels revenue (1)	$40,451	$39,423	$71,479	$69,765
Direct margin (2)	$9,902	$9,026	$13,054	$11,759
Direct margin %	24.5%	22.9%	18.3%	16.9%
Franchise and management revenue	$641	$607	$1,217	$1,418
Direct margin (2)	$454	$436	$808	$1,146
Direct margin %	70.8%	71.8%	66.4%	80.8%
Entertainment revenue	$2,488	$2,613	$5,858	$5,418
Direct margin (2)	$432	$292	$902	$629
Direct margin %	17.4%	11.2%	15.4%	11.6%
Real estate(1)	$953	$1,229	$2,293	$2,458
Direct margin (2)	$340	$299	$764	$650
Direct margin %	35.7%	24.3%	33.3%	26.4%
Total revenues	$44,768	$44,220	$81,365	$79,692
Total direct expenses	$33,681	$34,059	$65,831	$65,327
Depreciation and amortization	$3,167	$2,881	$6,288	$5,720
Hotel facility and land lease expense	$1,716	$1,745	$3,411	$3,485
Undistributed corporate expenses	$1,234	$1,051	$2,218	$2,003
Total operating expenses	$38,643	$39,617	$76,411	$76,228
Operating income	$6,125	$4,603	$4,954	$3,464
Operating income %	13.7%	10.4%	6.1%	4.3%
Interest expense	$3,453	$3,598	$6,944	$7,199
Income (loss) from continuing operations before income taxes	$2,112	$1,061	$(2,216)	$(3,634)
Income tax expense (benefit)	$226	$279	$(1,373)	$(1,416)
Income (loss) from discontinued operations	$195	$951	$(50)	$828
Net income (loss)	$2,081	$1,733	$(893)	$(1,390)
Continuing operations income (loss) per common share — diluted	$0.12	$0.06	$(0.06)	$(0.17)
Income (loss) per common share — diluted	$0.13	$0.13	$(0.06)	$(0.11)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands, except % and per share data)
Common size operations data: (3)
Revenues:
Hotels	90.4%	89.2%	87.8%	87.5%
Franchise and management	1.4%	1.3%	1.5%	1.8%
All other segments	8.2%	9.5%	10.7%	10.7%

Total revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses
Hotels	68.2%	68.7%	71.8%	72.8%
Franchise and management	0.4%	0.4%	0.5%	0.3%
All other segments	6.6%	7.9%	8.6%	8.8%
Depreciation and amortization	7.1%	6.5%	7.7%	7.2%
Hotel facility and land lease expense	3.8%	3.9%	4.2%	4.4%
All other operating expenses	0.2%	2.1%	1.1%	2.1%

Total operating expenses	86.3%	89.5%	93.9%	95.6%

Interest expense	7.7%	8.1%	8.5%	9.0%
Income tax benefit	0.5%	0.6%	-1.7%	-1.8%
Income (loss) from continuing operations	4.2%	1.8%	-1.0%	-2.8%
Net income (loss)	4.6%	3.9%	-1.1%	-1.7%

Other operating data:
EBITDA	$9,075	$9,479	$11,022	$11,391
EBITDA from continuing operations	$8,732	$7,540	$11,016	$9,285
Net cash provided by operating activities	$10,699	$6,807	$7,207	$8,147
Net cash used in investing activities	$(11,535)	$(5,352)	$(18,461)	$(7,577)
Net cash provided by (used in) financing activities	$42,192	$(1,111)	$41,277	$(2,358)

(1) Represents results of continuing operations.
(2) Revenues less direct operating expenses.
(3) Balance as a percentage of total revenues.

	June 30,	December 31,
	2006	2005
	(In thousands)
Consolidated balance sheet data: (end of period)
Working capital (1)	$51,319	$22,693
Assets of discontinued operations	$15,040	$20,217
Property and equipment, net	$253,905	$235,444
Total assets	$397,853	$355,596
Liabilities of discontinued operations	$2,597	$3,089
Total long-term debt	$128,509	$130,364
Debentures due Red Lion Hotels Capital Trust	$30,825	$47,423
Total liabilities	$215,239	$234,349
Total stockholders’ equity	$182,614	$121,247

(1)	Represents current assets less current liabilities, excluding assets and liabilities of discontinued operations and assets held for sale.
Key hotel segment revenue data from continuing operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Hotels segment revenues:
Room revenue and other rooms department revenues	$27,138	$26,212	$46,887	$45,140
Food and beverage revenues	12,400	12,129	22,780	22,553
Amenities and other department revenues	913	1,082	1,812	2,072

Total hotels segment revenues	$40,451	$39,423	$71,479	$69,765

     System wide performance statistics are as follows:

	Three months ended June 30, 2006			Three months ended June 30, 2005
	Average			Average
	Occupancy (1)	ADR (2)	RevPAR(3)	Occupancy (1)	ADR (2)	RevPAR (3)
Owned and Leased Hotels:
Continuing Operations	61.9%	$83.22	$51.48	67.1%	$74.32	$49.87
Discontinued Operations	43.8%	$64.18	$28.08	48.0%	$63.47	30.46

Combined Owned and Leased Hotels	60.1%	$81.88	$49.22	65.0%	$73.45	47.78

System-wide (4)	61.8%	$80.39	$49.67	64.3%	$73.98	$47.59

Red Lion Hotels (5)	62.7%	$79.83	$50.08	65.3%	$73.39	$47.90

	Six months ended June 30, 2006			Six months ended June 30, 2005
	Average			Average
	Occupancy (1)	ADR (2)	RevPAR(3)	Occupancy (1)	ADR (2)	RevPAR (3)
Owned or Leased Hotels:
Continuing Operations	56.6%	$78.99	$44.73	60.6%	$71.22	$43.16
Discontinued Operations	36.3%	$62.27	$22.61	39.3%	$60.89	$23.96

Combined Owned or Leased Hotels	54.7%	$77.92	$42.59	58.3%	$70.47	$41.09

System-wide (4)	56.7%	$78.12	$44.32	58.2%	$71.75	$41.73

Red Lion Hotels (5)	57.8%	$77.36	$44.74	59.2%	$71.00	$42.04

(1)	Average occupancy represents total paid rooms divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period and includes rooms taken out of service for renovation.

(2)	Average daily rate (“ADR”) represents total room revenues divided by the total number of paid rooms occupied by hotel guests.

(3)	Revenue per available room (“RevPAR”) represents total room and related revenues divided by total available rooms.

(4)	Includes all hotels owned, leased, managed and franchised for greater than one year by Red Lion Hotels Corporation. Includes three hotels classified as discontinued operations.

(5)	Includes all hotels owned, leased, managed and franchised for greater than one year operated under the Red Lion brand name. Includes one hotel classified as discontinued operations.
     EBITDA represents net income (or loss) before interest expense, income tax benefit or expense, depreciation, and amortization. We utilize EBITDA as a financial measure because management believes that investors find it to be a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core on-going operations. We believe it is a complement to net income and other financial performance measures. EBITDA from continuing operations is calculated in the same manner, but excludes the operating activities of business units identified as discontinued. EBITDA is not intended to represent net income or loss as defined by generally accepted accounting principles in the United States and such information should not be considered as an alternative to net income, cash flows from operations or any other measure of performance prescribed by generally accepted accounting principles in the United States (“GAAP”).
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
     The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income (loss) for the periods presented: (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands,)
EBITDA from continuing operations	$8,732	$7,540	$11,016	$9,285
Income tax (expense) benefit — continuing operations	(226)	(279)	1,373	1,416
Interest expense — continuing operations	(3,453)	(3,598)	(6,944)	(7,199)
Depreciation and amortization — continuing operations	(3,167)	(2,881)	(6,288)	(5,720)

Net income (loss) from continuing operations	1,886	782	(843)	(2,218)
Income (loss) from discontinued operations	195	951	(50)	828

Net income (loss)	$2,081	$1,733	$(893)	$(1,390)

EBITDA	$9,075	$9,479	$11,022	$11,391
Income tax (expense) benefit	(334)	(856)	1,400	960
Interest expense	(3,492)	(3,975)	(7,023)	(7,953)
Depreciation and amortization	(3,168)	(2,915)	(6,292)	(5,788)

Net income (loss)	$2,081	$1,733	$(893)	$(1,390)

Results of Operations
The Three Months Ended June 30, 2006 Compared with the Three Months Ended June 30, 2005.
Revenues
     Hotel revenues from continuing operations for the three months ended June 30, 2006 increased 2.6% or $1.0 million, to $40.5 million compared to $39.4 million for the three months ended June 30, 2005. The increase was primarily due to growth of about $849 thousand in room revenue between comparable periods, or 3.3%. RevPAR at owned and leased hotels was $51.48 compared to $49.87 for the second quarter of 2005. ADR was up 12.0% to $83.22 in the second quarter of 2006 as compared to the second quarter of 2005. Average occupancy for owned and leased hotels that are part of continuing operations was down 5.2 percentage points resulting primarily from the impact of displacement during the implementation of our room renovations. Food and beverage revenues were up 2.2% overall with modest increase in banquet, outlet and beverage revenues. These increases in revenue were partially offset by a $169 thousand decline in other revenues, including incidental revenues, driven by a 6.5% decrease in occupied rooms during the comparable quarters.
     We believe 2006 continues to be a period of strong growth for us in the hotels segment and we saw improvement in its underlying fundamentals. Consumer demand is steady or growing in many of our markets, and our active management of ADR has proved successful. We believe the lodging industry as a whole will continue to see increases in ADR and RevPAR in the remainder of 2006 and into 2007. These expectations appear consistent with the overall national trends in the lodging industry.
     As we continue to invest to renovate our hotels, we expect positive impacts from these upgrades. In 2005, we completed the implementation of our stay comfortable initiative, including new plush pillow top mattresses and upgraded linen and pillow packages. Also in 2005, we began major room renovations in several hotels including floor and wall coverings, case goods, and bathroom upgrades. In 2006 this work continued at additional hotels and work has begun on common areas such as lobbies and restaurants. Guest reaction to renovations in the hotels has been positive and the ADR for the renovated properties has increased.
     During the second quarter of 2006 we completed substantially all of the room related remodels. For the second quarter of 2006, substantially all of our 31 owned or leased hotels that are part of continuing operations showed an increase in ADR. However, many of those hotels showed a decrease in occupancy, driven by displacement from rooms out of service related to the remodel work. Even with the displacement from the rooms out of service, we are driving strong profit growth from rooms departments and strength in our hotels overall.
     During the second quarter of 2005 we completed installation of the new MICROS Opera Property Management System in 15 of our Red Lion hotels. Another of our hotels went live with the system in the second quarter of 2006. This system shares a single database with the company’s central reservations system allowing for improvement of delivered rates and availability. This property management system and our redesigned websites further enhance our ability to manage reservations generated through electronic channels and help position us to take advantage of internet travel bookings.
     Through 2005, our strategy was to increase occupancy through strategic marketing and investment in our properties, and then to increase rates as demand increases for our rooms. For six consecutive quarters through June 2005, we increased occupancy. We built on this demand by increasing the average daily rate during the second half of 2005 in the majority of our markets. In 2006, we began to see our ability to increase rate accelerate.
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
     We have continued to increase bookings as a result of our focus on direct sales, the “Stay Comfortable” advertising campaign and the “We Promise or We Pay” branded website booking initiative. The “We Promise or We Pay” initiative is designed to encourage guests to book on our branded website, www.redlion.com. Through this initiative, we guarantee to our guests that our branded websites will provide the best rate available compared to non-opaque ADS channels. We also launched a marketing campaign designed specifically to increase awareness of our Net4Guests and room amenity upgrade programs known as “Stay Comfortable.” Net4Guests provides hotel guests in our owned and leased hotels access to free high speed wireless internet. We believe that a unique aspect of our Net4Guests program is that GuestAwards loyalty program members can use our hotels as a “hot spot” at any time, even if they are not staying at the hotel.
     Revenue from the franchise and management segment was up $34 thousand due primarily to RevPAR increases at franchised hotels and the temporary franchise agreements in place for hotels we have divested. Entertainment segment revenue decreased $125 thousand between comparative quarters. This change was driven by revenue from the presentation of Broadway shows and is primarily the result of differences in the type and mix of shows presented in the two periods. Ticketing revenue in aggregate was relatively constant.
Revenue from our real estate segment was down $276 thousand. The divestment from our real estate management business at the end of April 2006 resulted in a $386 thousand decrease in segment revenues. We do not believe this divestment constitutes a discontinued operation under generally accepted accounting principles, so the activities of this revenue source have not been removed from comparable periods. Other real estate segment revenues, consisting primarily of rents from our two commercial buildings, were up $82 thousand.

Operating Expenses
     In aggregate, operating expenses for the quarter ended June 30, 2006 decreased $974 thousand or 2.5%. Gain on asset dispositions is a component of operating expenses and, as a result, this decrease reflects the $1.0 million gain on the divestment from the real estate management business. Exclusive of this gain, operating costs were up $156 thousand or less than 0.4%. This compares to a 1.2% increase in total revenues between comparative periods. Operating expenses include direct operating expenses for each of the operating segments, hotel facility and land lease expense, depreciation, amortization, gain or loss on asset dispositions, conversion expenses, if any, and undistributed corporate expenses. The resulting operating income for the period was $6.1 million compared to $4.6 million in the second quarter of 2005.
     Direct hotel expenses increased $152 thousand or 0.5% between comparative quarters. The direct margin for the hotels improved to 24.5% for the second quarter of 2006 compared to 22.9% in the second quarter of 2005. Rooms related expenses were down $113 thousand and food and beverage related expenses were relatively flat for the quarter. All other hotel related expenses including utilities, the costs of incidental revenues and hotel administrative costs were up in aggregate $317 thousand.
     Direct costs for the franchise and management segment increased $16 thousand, related to increased advertising and trade show activities and the addition of a Vice President, Brand Development, partially offset by a reduction in bad debt expense. The entertainment segment direct costs decreased $265 thousand related primarily to show expenses.
     Real estate segment direct expenses from continuing operations were down $317 thousand. The divestment from our real estate management business at the end of April 2006 resulted in a $427 thousand decrease in segment expenses. As noted above, we do not believe this divestment constitutes a discontinued operation under generally accepted accounting principles, so the activities of this revenue source have not been removed from comparable periods. Other real estate segment expenses, relating primarily to our two commercial buildings, were up $110 thousand.
     Depreciation and amortization increased $286 thousand or 9.9% between the second quarter of 2006 and the second quarter of 2005. The increase is primarily related to increased capital investment in the hotel renovations. Facility and land lease expense was relatively flat between comparable periods. For the quarter ended June 30, 2006, the net gain on asset dispositions is primarily due to the recognition of deferred gains over time on both a previously sold office building and a hotel and a $1.0 million gain on divestment from the real estate management business noted above.
     Undistributed corporate expenses for the three months ended June 30, 2006 were $1.2 million compared to $1.1 million for the three months ended June 30, 2005. The increase of $183 thousand was primarily due to the impact of adopting the provisions for stock based compensation under SFAS No. 123(R) in 2006 of $117 thousand, discussed below, and outside consulting expenses related to Sarbanes-Oxley compliance efforts. Undistributed corporate expenses include general and administrative charges such as corporate payroll, legal expenses, contributions, directors and officers insurance, bank service charges, outside accountants and consultant expenses, and investor relations charges. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not distributed to those segments. In contrast, costs more directly related to our business segments such as accounting, human resources and information technology expenses are distributed out to operating segments and are included in direct expenses.
Interest Expense
     Interest expense for the three months ended June 30, 2006 was $3.5 million compared to $3.6 million for the three months ended June 30, 2005. The average pre-tax interest rate on debt during the second quarter of both 2006 and 2005 was 7.9%. We had no borrowings during either comparative period on our revolving credit facility and $16.6 million in 9.5% debentures due Red Lion Hotels Capital Trust were repaid in late June 2006.
Expense of Early Extinguishment of Debt
     As further discussed below, in June 2006 we repaid approximately $16.6 million of our outstanding 9.5% debentures due Red Lion Hotels Capital Trust at a 5% premium to face value in accordance with the governing trust agreement entered into at the offering of the underlying trust preferred securities in early 2004. Of the $16.6 million, $498 thousand was received back by us for the trust common securities. The $805 thousand premium paid to retire the debentures early is separately identified on the consolidated statements of operations as expense of early extinguishment of debt.
Other income (loss)
     The change in other income (loss) is primarily due to interest income on invested cash balances derived from the proceeds of asset sales and the proceeds from our offering in May 2006.
Income Taxes
     Income tax expense on continuing operations for the three months ended June 30, 2006 and 2005 was $226 thousand and $279 thousand, respectively. This represents approximately 10.7% and 26.3% respectively of pre-tax net income. The experience rate on pre-tax net income differs from the statutory combined federal and state tax rates primarily due to the utilization of certain incentive tax credits allowed under federal law, certain tax free investment income in the second quarter of 2006, and the tax-free nature of the $1.0 million gain on the divestment from the real estate management business in April 2006.
Discontinued Operations
     In connection with the November 2004 announcement of plans to invest to improve comfort, freshen décor and upgrade technology at our hotels, we implemented a plan to divest 11 non-strategic owned hotels, one commercial office building and certain other non-core properties including condominium units and certain parcels of excess land (collectively these assets are referred to herein as “the divestment properties”). Each of the divestment properties meets the criteria to be classified as an asset held for sale. In addition, the activities of those 11 hotels and the commercial office building are considered discontinued operations under generally accepted accounting principles. Depreciation of these assets, if previously appropriate, has been suspended.
     Our financial results for the three months ended June 30, 2005 includes the activities of all of the divestment properties, which had aggregate income of $1.5 million before income tax expense. During the third and fourth quarters of 2005, we completed the sale of seven of the 11 hotels and the real estate office building. During the first quarter of 2006, we completed the sale of another divestment hotel and a portion of a second. The three months ended June 30, 2006 includes the activities of the three remaining divestment hotels, with aggregate income of $302 thousand before income tax expense.
Net Income
     The Company’s net income increased $348 thousand or $20.1% between comparable quarters. The improvement was primarily the result of improved operating margins in the hotels and entertainment segments of $876 thousand and $140 thousand respectively, the $1.0 million gain on divestment from the real estate management business, and an increase in interest income on invested cash balances. These items were partially offset by the $805 thousand expense of early extinguishment of debt and $1.2 million less in operating income from discontinued business units related to fewer hotels in that group.
Earnings Per Share
     The diluted earnings per share for the three months ended June 30, 2006 was $0.13 compared to $0.13 per share for the three months ended June 30, 2005. Net income improved by $348 thousand as described above, while the number of weighted average common shares outstanding increased between comparable periods related to our second quarter 2006 common stock offering.

The Six Months Ended June 30, 2006 Compared with the Six Months Ended June 30, 2005.
Revenues
     Hotel revenues from continuing operations for the six months ended June 30, 2006 increased 2.5% or $1.7 million, to $71.5 million compared to $69.8 million for the six months ended June 30, 2005. The increase was primarily due to growth of about $1.6 million in room revenue between comparable periods, or 3.6%. RevPAR at owned and leased hotels was $44.73 compared to $43.16 for the first six months of 2005. ADR was up 10.9% to $78.99 in the first six months of 2006 as compared to the first six months of 2005. Average occupancy for owned and leased hotels that are part of continuing operations was down 4.0 percentage points resulting primarily from the impact of displacement during the implementation of our room renovation plan. Food and beverage revenues were up 1.0% overall with modest increase in banquet, outlet and beverage revenues. These increases in revenue were partially offset by a $259 thousand decline in other revenues, including incidental revenues, driven by a 4.8% reduction in overall number of room stays during the comparable periods.
     We believe 2006 continues to be a period of strong growth for us in the hotels segment and we saw improvement in its underlying fundamentals. Consumer demand is steady or growing in many of our markets, and our active management of ADR has proved successful. We believe the lodging industry as a whole will continue to see increases in ADR and RevPAR in the remainder of 2006 and into 2007. These expectations appear consistent with the overall national trends in the lodging industry.
     As we continue to invest to renovate our hotels, we expect positive impacts from these upgrades. In 2005, we completed the implementation of our stay comfortable initiative, including new plush pillow top mattresses and upgraded linen and pillow packages. Also in 2005, we began major room renovations in several hotels including floor and wall coverings, case goods, and bathroom upgrades. In 2006 this work continued at additional hotels and work has begun on common areas such as lobbies and restaurants. Guest reaction to renovations in the hotels has been positive and the ADR for the renovated properties has increased.
     During the second quarter of 2006 we completed substantially all of the room related remodels. For the second quarter of 2006, all of our 31 owned or leased hotels that are part of continuing operations showed an increase in ADR.. However, many of those hotels showed a decrease in occupancy, driven by displacement from rooms out of service related to the remodel work. Even with the displacement from the rooms out of service, we are driving strong profit growth from rooms departments and strength in our hotels overall.
     During the second quarter of 2005 we completed installation of the new MICROS Opera Property Management System in 15 of our Red Lion hotels. Another of our hotels went live with the system in the second quarter of 2006. This system shares a single database with the company’s central reservations system allowing for improvement of delivered rates and availability. This property management system and our redesigned websites further enhance our ability to manage reservations generated through electronic channels and help position us to take advantage of internet travel bookings.
     Through 2005, our strategy was to increase occupancy through strategic marketing and investment in our properties, and then to increase rates as demand increased for our rooms. For six consecutive quarters through June 2005, we increased occupancy. We built on this demand by increasing the average daily rate during the second half of 2005 in the majority of our markets. In 2006, we began to see our ability to increase rates accelerate.
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
     We have continued to increase bookings as a result of our focus on direct sales, the “Stay Comfortable” advertising campaign and the “We Promise or We Pay” branded website booking initiative. The “We Promise or We Pay” initiative is designed to encourage guests to book on our branded website, www.redlion.com. Through this initiative, we guarantee to our guests that our branded websites will provide the best rate available compared to non-opaque ADS channels. We also launched a marketing campaign designed specifically to increase awareness of our Net4Guests and room amenity upgrade programs known as “Stay Comfortable.” Net4Guests provides hotel guests in our owned and leased hotels access to free high speed wireless internet. We believe that a unique aspect of our Net4Guests program is that GuestAwards loyalty program members can use our hotels as a “hot spot” at any time, even if they are not staying at the hotel.
     Revenue from the franchise and management segment was down $201 thousand. During the first quarter of 2005, we received a $250 thousand management contract termination fee triggered by the sale of a property that left our system in 2003. Without that termination fee in 2005, franchise and management related revenues were up slightly for the six month period ended June 30, 2006 due primarily to RevPAR increases at franchised hotels and the temporary franchise agreements in place for hotels we have divested. Entertainment segment revenue increased $440 thousand between comparative six month periods. This increase was driven by revenue from the presentation of Broadway shows and is primarily the result of differences in the type and mix of shows presented. Ticketing revenue in aggregate was relatively constant.
     Revenue from our real estate segment was down $165 thousand. The divestment from our real estate management business at the end of April 2006 resulted in a $386 thousand decrease in segment revenues. We do not believe this divestment constitutes a discontinued operation under generally accepted accounting principles, so the activities of this revenue source have not been removed from comparable periods. Other real estate segment revenues, consisting primarily of rents from our two commercial buildings, are up $181 thousand.
Operating Expenses
     In aggregate, operating expenses for the six months ended June 30, 2006 increased $184 thousand or 0.2%. Gain on asset dispositions is a component of operating expenses and, as a result, this increase reflects the $1.0 million gain on the divestment from the real estate management business. Exclusive of this gain, operating costs were up $1.2 million or 1.6%. This compares to a 2.1% increase in total revenues between comparative periods. Operating expenses include direct operating expenses for each of the operating segments, hotel facility and land lease expense, depreciation, amortization, gain or loss on asset dispositions, conversion expenses, if any, and undistributed corporate expenses. The resulting operating loss for the period was $5.0 million compared to $3.5 million in the first six months of 2005.
     Direct hotel expenses increased $419 thousand or 0.7% between comparative periods. The direct margin for the hotels improved to 18.3% for the first six months of 2006 compared to 16.9% in the first six months of 2005. Rooms related expenses for the six months were down $25 thousand on a decrease in the number of occupied rooms of 4.1%. Food and beverage related expenses were down $134 thousand with fewer covers, and all other hotel related expenses including utilities, the costs of incidental revenues and hotel administrative costs were up in aggregate $578 thousand.
     Direct costs for the franchise and management segment increased $137 thousand, related to increased advertising and trade show activities and the addition of a Vice President, Brand Development, partially offset by a reduction in bad debt expense. The entertainment segment direct costs increased $167 thousand related primarily to show expenses.
     Real estate segment direct expenses from continuing operations were down $279 thousand. The divestment from our real estate management business at the end of April 2006 resulted in a $427 thousand decrease in segment expenses. As noted above, we do not believe this divestment constitutes a discontinued operation under generally accepted accounting principles, so the activities of this revenue source have not been removed from comparable periods. Other real estate segment expenses, relating primarily to our two commercial buildings, were up $200 thousand.
     Depreciation and amortization increased $568 thousand or 9.9% between the first six months of 2006 and the first six months of 2005. The increase is primarily related to increased capital investment in the hotel renovations. Facility and land lease expense was relatively flat between comparable periods. For the six months ended June 30, 2006, the net gain on asset dispositions is primarily due to the recognition of deferred gains over time on both a previously sold office building and a hotel and a $1.0 million gain on divestment from the real estate management business noted above.
     Undistributed corporate expenses for the six months ended June 30, 2006 were $2.2 million compared to $2.0 million for the six months ended June 30, 2005. The increase of $215 thousand was primarily due to the impact of adopting the provisions for stock based compensation under SFAS No. 123(R) in 2006 of $245 thousand, discussed below. Undistributed corporate expenses include general and administrative charges such as corporate payroll, legal expenses, contributions, directors and officers insurance, bank service charges, outside accountants and consultant expenses, and investor relations charges. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not distributed to those segments. In contrast, costs more directly related to our business segments such as accounting, human resources and information technology expenses are distributed out to operating segments and are included in direct expenses.
Interest Expense
     Interest expense for the six months ended June 30, 2006 was $6.9 million compared to $7.2 million for the six months ended June 30, 2005. The average pre-tax interest rate on debt during the first six months of both 2006 and 2005 was 7.9%. We had no borrowings during either comparative period on our revolving credit facility and $16.6 million in 9.5% debentures due Red Lion Hotels Capital Trust were repaid in late June 2006.
Expense of Early Extinguishment of Debt
     As further discussed below, in June 2006 we repaid approximately $16.6 million of our outstanding 9.5% debentures due Red Lion Hotels Capital Trust at a 5% premium to face value in accordance with the governing trust agreement entered into at the offering of the underlying trust preferred securities in early 2004. Of the $16.6 million, $498 thousand was received back by us for the trust common securities. The $805 thousand premium paid to retire the debentures early is separately identified on the consolidated statements of operations as expense of early extinguishment of debt.
Other income (loss)
     The change in other income (loss) is primarily due to interest income on invested cash balances derived from the proceeds of asset sales and the proceeds from our offering in May 2006.
Income Taxes
     Income tax benefit on continuing operations for both periods was approximately $1.4 million. This represents approximately 62.0% and 39.0%, respectively, of pre-tax net loss. The experience rate on pre-tax net income differs from the statutory combined federal and state tax rates primarily due to the utilization of certain incentive tax credits allowed under federal law, certain tax free investment income in the second quarter of 2006, and the tax-free nature of the $1.0 million gain on the divestment from the real estate management business in April 2006.
Discontinued Operations
     In connection with the November 2004 announcement of plans to invest to improve comfort, freshen décor and upgrade technology at our hotels, we implemented a plan to divest 11 non-strategic owned hotels, one commercial office building and certain other non-core properties including condominium units and certain parcels of excess land (collectively these assets are referred to herein as “the divestment properties”). Each of the divestment properties meets the criteria to be classified as an asset held for sale. In addition, the activities of those 11 hotels and the commercial office building are considered discontinued operations under generally accepted accounting principles. Depreciation of these assets, if previously appropriate, has been suspended.
     Our financial results for the six months ended June 30, 2005 includes the activities of all of the divestment properties, which had aggregate income of $1.3 million before income tax expense. During the third and fourth quarters of 2005, we completed the sale of seven of the 11 hotels and the real estate office building. During the first quarter of 2006, we completed the sale of another divestment hotel and a portion of a second. The six months ended June 30, 2006 includes the activities of those two properties up to the date of sale and the three remaining divestment hotels, with an aggregate loss of $124 thousand before income tax benefit.
Net Loss
     The Company’s net loss decreased $497 thousand between comparable periods or 35.8%. The improvement was primarily the result of improved operating margins in the hotels and entertainment segments of $1.3 million and $273 thousand respectively, the $1.0 million gain on divestment from the real estate management business, and an increase in interest income on invested cash balances. These items were partially offset by the $805 thousand expense of early extinguishment of debt and $878 thousand less in operating income from discontinued business units related to fewer hotels in that group.
Earnings Per Share
     The diluted loss per share for the six months ended June 30, 2006 was $0.06 compared to $0.11 per share for the six months ended June 30, 2005. The net loss improved by $497 thousand as described above, while the number of weighted average common shares outstanding increased between comparable periods related to our second quarter 2006 common stock offering.
Liquidity and Capital Resources
     We believe that our recent actions have strengthened our financial position, particularly for the long term. The most significant recent event was the completion of our common stock offering during the second quarter of 2006. Including the exercise of the underwriters option, we issued and registered 5,845,302 shares of RLH common stock at $11 per share, for gross proceeds of approximately $64.3 million. Underwriting costs and other expenses of the offering totaled approximately $3.9 million, resulting in net cash proceeds to us of approximately $60.4 million. The net proceeds are being used primarily to retire existing debt instruments and pay associated defeasance costs. Additionally, this offering expanded our public market float and coverage in the investment community, reduced the ownership percentage of related party ownership of our common stock, and increased our liquidity and working capital flexibility.
     In March of 2004, we undertook a public offering of $46 million of trust preferred securities through Red Lion Hotels Capital Trust. We simultaneously acquired $1.4 million of trust common securities from the Trust. Both the trust preferred and the trust common securities were issued at a price of $25.00 per security. We do not consolidate the Trust as it is considered a variable interest entity under FIN-46(R). We are not the primary beneficiary of the Trust. The trust securities earn a 9.5% rate of return and have a mandatory redemption feature maturing on February 24, 2044. This obligation appears as “Debentures due Red Lion Hotels Capital Trust” on our consolidated balance sheet. Among other things, this offering allowed us to eliminate our preferred stock and its associated non-deductible dividend requirement.
     The Trust Agreement, entered into at the date of the offering with the trustees for the trust securities, required the mandatory redemption of 35% of the then outstanding trust securities at 105% of issued value if we completed an offering of common shares with gross proceeds to us of greater than $50 million. Therefore, in connection with the offering of common stock described above, on June 23, 2006, we repaid approximately $16.6 million of the debentures due the Trust. The Trust then redeemed 35% of the outstanding trust preferred securities and trust common securities at a price of $26.25 per share, a 5% premium over the issued value of the securities. Of the $16.6 million, we received approximately $498,000 back in exchange for our trust common securities. The $805 thousand premium paid to retire the debentures is separately identified on the consolidated statements of operations as expense of early extinguishment of debt.
     Our other major recent initiative has been the owned and leased hotel capital improvement and reinvestment plan announced in November 2004. These activities are key to our growth strategy and represent one of the most significant facility improvement programs in company history. This investment accelerates our ongoing program to improve hotel quality by increasing customer comfort, freshening decor and modernizing with new technology. We believe that by improving the quality of our existing product in areas where customers’ quality expectations are growing, we both position our hotels to take advantage of the growth potential in our existing markets, and make the Red Lion brand more attractive for franchise opportunities. In 2005 we spent a total of $22.9 million on capital improvement projects company wide. During the first six months of 2006, we spent a total of $24.2 million. In June 2006 we announced that substantially all of the room related renovations were complete for the owned and leased hotels. During the remainder of 2006, we expect to spend over $17.4 million on capital improvements to complete our initial reinvestment plan with a focus on our hotels segment, primarily in non-room guest contact areas such as lobbies, exteriors, and banquet rooms.
     These capital improvements have been financed in large part through our divestment plan for 11 non-strategic owned hotels, one commercial office building and certain other non-core properties including condominium units and three parcels of excess land. The divestment plan is also well underway and, we believe, has been successful to date. As of June 30, 2006, sales of eight of the hotel properties, one portion of another hotel, and the office building have closed. During the second quarter of 2006, the Company executed agreements for the sale of two of the remaining hotels and management expects that both transactions will be closed before September 30, 2006. We have also made significant investments in our hotel improvement program, which focuses on increasing customer comfort, freshening decor, and new technology.
     We believe that all of these initiatives have strengthened and will continue to strengthen our financial position and the value of the Red Lion brand.
     As we enter the second half of 2006, our cash balances are adequate to fund our continuing operations. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions, renovations and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including our credit facility, the issuance of debt or equity securities and joint ventures. As discussed elsewhere in this analysis, we are also committed to completing the sale of the remaining non-core assets to help fund the remainder of our reinvestment plan in the hotels.
     Our short-term liquidity needs include funds for interest payments on our outstanding indebtedness and on the debentures, funds for capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements generally through net cash provided by operations and reserves established from existing cash and, if necessary, by drawing upon our credit facility. A majority of our leased and owned hotels are subject to leases or debt agreements that require us to spend 3% to 4% of hotel revenues derived from these hotels on replacement of furniture, fixtures and equipment at these hotels, or require payment of insurance premiums or real and personal property taxes with respect to these hotels. This is consistent with what we would spend on furniture, fixtures and equipment under normal circumstances to maintain the competitive appearance of our owned and leased hotels.
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
     Net cash provided by operations for the six months ended June 30, 2006, which includes the cash flows of business units identified as discontinued operations, totaled $7.2 million compared to cash provided by operations for the six months ended June 30, 2005 which totaled $8.1 million. Net earnings, after reconciling adjustments to net cash provided by operations (such as non-cash income statement impacts like gains on disposals, impairment loss, depreciation, loan fee write-offs, the deferred tax provision, other gains and losses on assets, and the provision for doubtful accounts) totaled a positive cash flow of $6.4 million for the first six months of 2006. For the first six months of 2005, net earnings adjusted for those same items totaled $4.9 million of positive cash flow. Working capital changes, including restricted cash, receivables, accruals, payables, and inventories, provided $761 thousand in cash during the first six months of 2006. In the first six months of 2005, changes in working capital items accounted for $3.2 million in positive cash flow.

     Net cash used in investing activities was $18.5 million for the first six months of 2006. Net cash used in investing activities was $7.6 million for the first six months of 2005. Cash additions to property and equipment totaled $24.2 million in the six months ended June 30, 2006 compared to $8.3 million for the comparative period in 2005. Net cash proceeds from the disposal of assets, including those classified as discontinued operations, totaled $5.1 million for the first six months of 2006. In addition, in 2006 we received $498 thousand in proceeds from the repayment of our investment in Red Lion Hotels Capital Trust.
     Net financing activities provided $41.3 million in cash during the first six months of 2006, including net proceeds from an offering of common stock of $60.4 million, partially offset by a repayment of debentures totaling $17.4 million including expense of early extinguishment, and scheduled principal payments of $2.1 million. Net financing activities used $2.4 million in the comparative period in 2005. This included borrowings related to our refinancing of a $3.8 million term note, and $2.4 million of scheduled principal payments. We had no net activity under the credit facility note for either period.
     At June 30, 2006, we had $58.7 million in cash and cash equivalents for continuing operations. We also had $5.4 million of cash restricted under securitized borrowing arrangements for future payment of furniture, fixtures and equipment, repairs, insurance premiums and real and personal property taxes, or by agreement. At June 30, 2006, $52.9 million of our cash and cash equivalent balance was held in short-term, liquid investments readily available for our use. Cash and cash equivalents included with assets of discontinued operations were $97 thousand.
Financing
     We have a revolving credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”). Starting on February 9, 2005, the agreement provided a revolving credit facility with a total of $20.0 million in borrowing capacity for working capital purposes. This included a $4.0 million line-of-credit secured by our personal property and two hotels (“Line A”) and a $16.0 million line of credit secured by our personal property and seven hotels that we then held for sale (“Line B”). Since the properties that secured New Line B were sold in 2005, New Line B expired unused.
     On March 27, 2006, we entered into a revised credit agreement with Wells Fargo, providing for a revolving credit facility with a total of $10.0 million in borrowing capacity for working capital purposes. This includes a $6.0 million line-of-credit secured by two hotels (“New Line A”) and a $4.0 million line of credit secured by personal property (“New Line B”). Interest under New Line A is set at 0.5% over the bank’s prime rate and does not require any principal payments until the end of its two year term. Interest under New Line B is set at 1.0% over the bank’s prime rate and does not require any principal payments until the end of its one year term. The revised agreement contains certain restrictions and covenants, the most restrictive of which requires us to maintain a minimum tangible net worth of $120 million, a minimum EBITDA (as defined by the bank) coverage ratio of 1.25:1, and a maximum funded debt to EBITDA ratio of 5.25:1.
     At June 30, 2006, we were in compliance with the covenants in effect as of that date under the credit agreement. No amounts were outstanding under any portion of the credit agreement at June 30, 2006.
     On July 20, 2006, we received a commitment for a $50.0 million credit facility from Calyon New York Branch which will replace the Wells Fargo credit facility. We plan to utilize this credit facility for general corporate purposes and to finance future growth.
     At June 30, 2006, we had long-term debt of $128.5 million for continuing operations (excluding debentures due Red Lion Hotels Capital Trust), of which $124.4 million was securitized debt collateralized by individual hotels, with interest rates ranging from 6.7% to 8.1%. Of the amount of securitized debt, three pools of cross securitized debt exist, one consisting of five properties with total borrowings of $21.6 million, a second consisting of four properties with total borrowings of $24.2 million, and a third consisting of two properties with total borrowings of $19.4 million. Each pool of securitized debt and the other collateralized hotel borrowings include defeasance provisions for early repayment.

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
     During the third and fourth quarters of 2005, we completed the sale of seven of the hotels, the office building, and certain non-core real estate assets with gross aggregate proceeds of $52.8 million. The resulting gain on disposition of discontinued operations was $10.2 million. In addition, during 2005, we recorded an additional aggregate impairment of $4.5 million on certain hotel properties. The net overall impact of these transactions in 2005, after the effect of income taxes, was a net of tax gain of $3.7 million.
     In the first quarter of 2006 we completed the sale of one hotel and a portion of a second for gross aggregate proceeds of $5.3 million. The resulting gain on disposition of discontinued operations was $46 thousand. During the second quarter of 2006, we executed agreements for the sale of two of the remaining hotels and management expects that both transactions will be closed before September 30, 2006. We continue to actively pursue disposition of the last hotel and surplus undeveloped land originally identified for sale.
Capital Spending
     Key to our growth strategy is the planned reinvestment in our existing owned and leased Red Lion hotels, one of the most significant facility improvement programs in company history. This investment accelerates our ongoing program to improve hotel quality by increasing customer comfort, freshening decor and modernizing with new technology. We believe that by improving the quality of our existing product in areas where customers’ quality expectations are growing, we both position our hotels to take advantage of the growth potential in our existing markets, and make the Red Lion brand more attractive for franchise opportunities.
     We are seeking to create an improved guest experience across our hotel portfolio. During the first six months of 2006, we spent a total of $24.2 million on capital improvement programs. During the remainder of 2006, we expect to spend over $17.4 million on capital improvements to complete our initial reinvestment plan with a focus on our hotels segment, primarily in guest contact areas such as lobbies, banquet rooms, halls and other common spaces.
Franchise and Management Contracts
     At December 31, 2006, our system of hotels included one hotel under a long-term management contract, and 21 hotels under long-term franchise agreements. In addition, in connection with the 2005 sale of certain divestment assets, we entered into four short-term franchise agreements to facilitate the operation of those hotels during their transition to another brand. One of those properties transitioned off the system during the first quarter of 2006. However, during the same period we completed the sale of the Red Lion Hillsboro hotel, which entered into a similar short-term franchise contract.
     In January 2006, two WestCoast Hotel properties, one managed and one franchised, terminated their agreements with us. In June 2006, one Red Lion franchised hotel in Texas did not renew its franchise agreement.
Acquisitions
     There were no hotels acquired or other material operating acquisitions during the first six months of 2006.

Asset Dispositions
     In the first quarter of 2006 we completed the sale of one hotel and a portion of a second for gross aggregate proceeds of $5.3 million. The resulting gain on disposition of discontinued operations was $46 thousand. In April 2006 we divested from our real estate management business. The transaction resulted in a gain on sale of approximately $1.1 million. For the full year 2005, the real estate management business contributed $2.3 million and $0.1 million to the company’s revenue and operating income, respectively. There were no other significant asset dispositions during the first six months of 2006.
Stock Based Compensation under SFAS No. 123 (R)
     Effective January 1, 2006, we adopted the provisions of FASB Statement of Financial Accounting Standards No. 123 Revised (“SFAS No. 123(R)”) for stock based compensation, including options and other awards issued under our stock incentive plans and shares issued under our employee stock purchase plan. Under SFAS No. 123(R), stock based compensation expense reflects the fair value of stock based awards measured at grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. We have elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore have not restated our financial results for prior periods.
     Compensation expense related to options to purchase common stock for the six months ended June 30, 2006 was $245 thousand. Also during the six months ended June 30, 2006 the Company recorded compensation expense related to 11,211 shares issued under its employee stock purchase plan of $62 thousand, determined by the difference of the fair value on the day the shares were issued and cash price paid under the plan, which under plan design may be at a discount.
OP Units Transaction
     We are the general partner of Red Lion Hotels Limited Partnership (“RLHLP”). Through December 31 2005, we held approximately a 98% interest in that entity. Partners who hold operating partnership units (“OP Units”) have the right to put those OP Units to RLHLP, in which event either (a) RLHLP must redeem the units for cash, or (b) we, as general partner, may elect to acquire the OP Units for cash or in exchange for a like number of shares of our common stock. In the first six months of 2006, we elected to issue 143,498 shares of our common stock in exchange for a like number of OP Units that certain then limited partners put to RLHLP. This resulted in a non-cash adjustment of the minority interest balance of $2.2 million with a corresponding increase to common stock and additional paid-in capital. At June 30, 2006, we held approximately a 99% interest in RLHLP with the remaining 142,663 OP Units help by limited partners. We do not expect that the issuance of this common stock will materially affect our per share operating results.
Seasonality
     Our business is subject to seasonal fluctuations. Significant portions of our revenues and profits are realized from May through October.
Inflation
     The effect of inflation, as measured by fluctuations in the U.S. Consumer Price Index, has not had a material impact on our revenues or net income during the periods under review.
Contractual Obligations
     The following tables summarize our significant contractual obligations as of June 30, 2006, including contractual obligations of business units identified as discontinued on our consolidated balance sheet (in thousands):

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt (1)	$179,843	$14,093	$29,124	$55,908	$80,718
Operating leases (2)	70,938	3,833	3,704	14,461	48,940
Debentures due Red Lion
Hotels Capital Trust (1)	121,311	2,381	4,762	4,762	109,406

Total contractual obligations (3)	$372,092	$20,307	$37,590	$75,131	$239,064

(1)	Includes estimated interest payments over the life of the debt agreement.

(2)	Operating lease amounts are net of estimated sub-lease income totaling $9.9 million annually.

(3)	We are not party to any significant long-term service or supply contracts with respect to our processes. We refrain from entering into any long-term purchase commitments in the ordinary course of business.
Critical Accounting Policies and Estimates
     A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. All of our significant accounting policies are described in Note 2 to our 2005 consolidated financial statements included with our 2005 annual report filed on Form 10-K. The accounting principles of our company comply with generally accepted accounting principles (“GAAP”). The more critical accounting policies and estimates used relate to:
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
     Real estate division revenue represents leasing income on owned commercial and retail properties. Prior to the divestment of our real estate management business on April 30, 2006, real estate division revenue also represented property management income, development fees and leasing and sales commissions from residential and commercial properties managed by our company, typically under long-term contracts with the property owner. Lease revenues are recognized over the period of the leases. We record rental income from operating leases that contain fixed escalation clauses on the straight-line method. The difference between income earned and lease payments received from the tenants is included in other assets on the consolidated balance sheets. Rental income from retail leases, which is contingent upon the lessees’ revenues, is recorded as income in the period earned. Management fees and leasing and sales commissions are recognized as these services are performed.
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
     In March of 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”) This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, prescribes subsequent measurement methods, and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is adopted effective for an entity’s fiscal year that begins after September 15, 2006. Our adoption of the provisions of SFAS No. 156 is not expected to impact our financial condition or results of operations.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of FIN 48, a Company must review all of its uncertain tax positions and make a determination as to whether its position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a position meets the more-likely-than-not criterion, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of the provisions of FIN 48 is not expected to impact our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The following tables summarize the financial instruments held by us at June 30, 2006 and December 31, 2005 which are sensitive to changes in interest rates, including those held as a component of liabilities of discontinued operations on our consolidated balance sheet. At June 30, 2006 approximately 3.8% of our debt was subject to changes in market interest rates and was sensitive to those changes. As of June 30, 2006 we had debt obligations of $161.5 million, of which 77.0%, or $124.4 million, were fixed rate debt securities secured primarily by individual properties. $30.8 million of the debt obligations are uncollateralized debentures due the Trust at a fixed rate, making a total of 96.1% of our debt fixed rate obligations.
     The following table presents principal cash flows for debt outstanding at June 30, 2006, including contractual obligations of business units identified as discontinued on our consolidated balance sheet, by maturity date (in thousands). Outstanding Debt Obligations

	Remainder of
	2006	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Note payable to bank (a)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Long-term debt
Fixed Rate	$1,765	$3,759	$4,068	$4,393	$3,796	$55,180	$51,457	$124,418	$121,652
Variable Rate	$342	$352	$1,984	$164	$3,370	$—	$—	$6,212	$6,212
Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$—	$30,825	$30,825	$33,097

(a)	At June 30, 2006 there were no borrowings against our note payable to bank.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the quarter ended March 31, 2006, which could materially affect our business, financial condition or future results. The risks described in that quarterly report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of stockholders on May 18, 2006, the following actions were taken with the noted results:
Total Outstanding Common Stock: 13,299,022 Shares

		Votes For	Votes Withhold	Total Votes
1.	Election of Directors
	1. Peter F. Stanton	11,477,598	913,308	12,390,906
	2. Ryland P. “Skip” Davis	11,478,680	912,226	12,390,906

			Votes	Votes
		Votes For	Against	Abstain	Total Votes
2.	Ratification of Appointment of BDO
Seidman, LLP as Independent
	Registered Public Accounting Firm	11,973,187	416,312	1,407	12,390,906

			Votes	Votes	Broker	Total
		Votes For	Against	Abstain	Non-Vote	Votes
3.	Approval of 2006 Stock
	Incentive Plan	7,026,807	1,346,653	2,050	4,015,396	12,390,906
In addition to the directors elected at the meeting, the term of office of the following directors continued after the meeting: Donald K. Barbieri, Richard L. Barbieri, Arthur M. Coffey, Jon E. Eliassen and Ronald R. Taylor.
The votes for proposals 2 and 3 above were sufficient for approval of those proposals.

Item 5. Other Information
     None
Item 6. Exhibits
Index to Exhibits

Exhibit
Number	Description
10.1	Executive Compensation Agreement — Thomas L. McKeirnan
10.2	Executive Compensation Agreement — Anthony F. Dombrowik
20.1	Form of Stock Option Agreement — 2006 Stock Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14(b)
32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14(b)
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Red Lion Hotels Corporation
Registrant

	Signature	Title	Date

By:	/s/ Anupam Narayan	Executive Vice President, Chief Investment Officer,	August 14, 2006
	Anupam Narayan	and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Anthony F. Dombrowik	Senior Vice President, Corporate Controller (Principal	August 14, 2006
	Anthony F. Dombrowik	Accounting Officer)