Form 10-Q
period 2006-09-30
Red Lion Hotels CORP
filed 2006-11-14
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
☐ Large accelerated filer           ☐ Accelerated filer            ☑ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 10, 2006, there were 19,114,985 shares of the registrant’s common stock outstanding.

Red Lion Hotels Corporation
Form 10-Q
For the Quarter Ended September 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Red Lion Hotels Corporation
Consolidated Balance Sheets (unaudited)
September 30, 2006 and December 31, 2005

	September 30,	December 31,
	2006	2005
	(In thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents	$30,601	$28,338
Restricted cash	2,806	3,803
Accounts receivable, net	9,847	8,645
Inventories	1,601	1,712
Prepaid expenses and other	4,544	1,595
Assets held for sale:
Assets of discontinued operations	4,945	20,217
Other assets held for sale	715	715

Total current assets	55,059	65,025

Property and equipment, net	245,230	223,456
Goodwill	28,042	28,042
Intangible assets, net	12,262	12,852
Other assets, net	14,665	14,708

Total assets	$355,258	$344,083

Liabilities:
Current liabilities:
Accounts payable	$9,824	$7,013
Accrued payroll and related benefits	5,334	5,512
Accrued interest payable	391	652
Advance deposits	401	190
Other accrued expenses	11,305	9,314
Long-term debt, due within one year	2,565	3,151
Liabilities of discontinued operations	401	3,089

Total current liabilities	30,221	28,921
Long-term debt, due after one year	87,408	122,718
Deferred income	7,205	7,770
Deferred income taxes	14,920	13,420
Minority interest in partnerships	267	2,584
Debentures due Red Lion Hotels Capital Trust	30,825	47,423

Total liabilities	170,846	222,836

Stockholders’ equity:
Preferred stock - 5,000,000 shares authorized; $0.01 par value; shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 19,111,664 and 13,131,282 shares issued and outstanding	191	131
Additional paid-in capital, common stock	147,377	84,832
Retained earnings	36,844	36,284

Total stockholders’ equity	184,412	121,247

Total liabilities and stockholders’ equity	$355,258	$344,083

The accompanying condensed notes are an integral part of the consolidated financial statements.

Red Lion Hotels Corporation
Consolidated Statements of Operations (unaudited)
For the Three and Nine Months Ended September 30, 2006 and 2005

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Revenue:
Hotels	$47,762	$43,021	$119,242	$112,786
Franchise and management	847	810	2,064	2,228
Entertainment	2,519	1,828	8,377	7,246
Real estate	241	772	1,131	3,230
Other	273	298	791	931

Total revenues	51,642	46,729	131,605	126,421

Operating expenses:
Hotels	33,446	31,417	91,871	89,503
Franchise and management	213	145	623	408
Entertainment	2,107	1,607	7,062	6,396
Real estate	172	781	1,167	2,509
Other	269	248	781	709
Depreciation and amortization	3,260	2,841	9,278	8,562
Hotel facility and land lease	1,751	1,718	5,162	5,203
Gain on asset dispositions, net	(173)	(550)	(1,461)	(857)
Undistributed corporate expenses	1,557	1,058	3,775	3,061

Total expenses	42,602	39,265	118,258	115,494

Operating income	9,040	7,464	13,347	10,927

Other income (expense):
Interest expense	(2,921)	(3,553)	(9,720)	(10,752)
Expense of early extinguishment of debt	(4,938)	—	(5,743)	—
Minority interest in partnerships, net	33	(87)	43	(72)
Other income, net	554	436	1,626	521

Income (loss) from continuing operations before income taxes	1,768	4,260	(447)	624

Income tax expense (benefit)	450	1,449	(923)	33

Net income from continuing operations	1,318	2,811	476	591

Discontinued operations:
Income from operations of discontinued business units, net of income tax expense of $202, $685, $158 and $1,137	368	1,245	288	2,073
Net gain (loss) on disposal of discontinued business units, net of income tax expense (benefit) of $(128), $1,487, $(112), $1,487	(234)	2,702	(204)	2,702

Income from discontinued operations	134	3,947	84	4,775

Net income	$1,452	$6,758	$560	$5,366

The accompanying condensed notes are an integral part of the consolidated financial statements.

Red Lion Hotels Corporation
Consolidated Statements of Operations (unaudited) (continued)
For the Three and Nine Months Ended September 30, 2006 and 2005

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Earnings per common share — basic:
Net income from continuing operations	$0.07	$0.22	$0.03	$0.05
Income from discontinued operations	0.01	0.30	0.01	0.36

Net income	$0.08	$0.52	$0.04	$0.41

Earnings per common share — diluted:
Net income from continuing operations	$0.07	$0.22	$0.03	$0.05
Income from discontinued operations	—	0.29	—	0.36

Net income	$0.07	$0.51	$0.03	$0.41

Weighted average shares — basic	19,102	13,120	15,840	13,096
Weighted average shares — diluted	19,549	13,445	16,275	13,317
The accompanying condensed notes are an integral part of the consolidated financial statements.

Red Lion Hotels Corporation
Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30, 2006 and 2005

	Nine months ended September 30,
	2006	2005
	(In thousands)
Operating activities:
Net income	$560	$5,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,278	8,662
Gain on disposition of property, equipment and other assets, net	(1,606)	(752)
Gain (loss) on disposition of discontinued operations, net	316	(4,189)
Expense of early extinguishment of debt	5,743	—
Deferred income tax provision	1,500	(15)
Minority interest in partnerships	(43)	72
Equity in investments	(177)	53
Compensation expense related to stock issuance	545	138
Provision for doubtful accounts	(411)	160
Change in current assets and liabilities:
Restricted cash	997	(2,086)
Accounts receivable	(654)	(1,937)
Inventories	257	80
Prepaid expenses and other	(2,948)	1,053
Accounts payable	2,756	(713)
Accrued payroll and related benefits	(661)	259
Accrued interest payable	(267)	(43)
Other accrued expenses and advance deposits	2,260	7,720

Net cash provided by operating activities	17,445	13,828

Investing activities:
Purchases of property and equipment	(30,294)	(13,615)
Proceeds from disposition of property and equipment	27	4,808
Proceeds from disposition of discontinued operations	12,724	14,938
Proceeds from (advances to) Red Lion Hotels Capital Trust	498	(20)
Distributions from equity investee	—	117
Proceeds from collections under note receivable	—	493
Other, net	111	(3)

Net cash (used in) provided by investing activities	(16,934)	6,718

The accompanying condensed notes are an integral part of the consolidated financial statements.

Red Lion Hotels Corporation
Consolidated Statements of Cash Flows (unaudited) (continued)
For the Nine Months Ended September 30, 2006 and 2005

	Nine months ended September 30,
	2006	2005
	(In thousands)
Financing activities:
Proceeds from note payable to bank	—	50
Repayment of note payable to bank	—	(50)
Proceeds from long-term debt	—	3,875
Repayment of long-term debt including expense of early extinguishment	(40,893)	(7,072)
Proceeds from common stock offering	60,420	—
Repayment of debentures including expense of early extinguishment	(17,403)	—
Proceeds from issuance of common stock under employee stock purchase plan	156	151
Proceeds from stock option exercises	343	69
Additions to deferred financing costs	(909)	(318)

Net cash provided by (used in) financing activities	1,714	(3,295)

Net cash in discontinued operations	38	174

Change in cash and cash equivalents:
Net increase in cash and cash equivalents	2,263	17,425
Cash and cash equivalents at beginning of period	28,338	9,577

Cash and cash equivalents at end of period	$30,601	$27,002

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$9,987	$11,850
Income taxes	$1,812	$13
Noncash investing and financing activities:
Exchange of common stock for minority interest in partnership	$2,273	$—
Exchange of common stock for real estate management business	$1,131	$—
Note receivable on disposition of discontinued operations	$—	$300
Sale of equipment under note receivable	$—	$37
The accompanying condensed notes are an integral part of the consolidated financial statements.

Red Lion Hotels Corporation
Condensed Notes to Consolidated Financial Statements
1. Organization
     Red Lion Hotels Corporation (“Red Lion” or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation, development and franchising of midscale and upscale, full service hotels under its Red Lion brand. As of September 30, 2006, the Company’s hotel system contained 58 hotels located in nine states and one Canadian province, with 10,168 rooms and 506,629 square feet of meeting space. Of these 58 hotels, the Company (i) operated 32 hotels, 19 of which were owned and 13 of which were leased, (ii) franchised 25 hotels to various franchisees and (iii) managed one hotel owned by a third party.
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
     The Company holds an interest in a retail and hotel property. Up to July 22, 2005 the property was wholly owned and consolidated by the Company. At that date, Red Lion sold a 50% tenancy-in-common interest in the property to a third party. The Company had continued to consolidate the property. Effective July 1, 2006 the Company has elected to reflect its 50% ownership interest as an equity method investment. Prior period financial statements from the date of the sale as presented have been reclassified to conform to the current period’s presentation.
     The financial statements also include an equity method investment in a 19.9% owned real estate venture, as well as certain cost method investments in various entities included as other assets, over which the Company does not exercise significant influence. Lastly, the Company holds a 3% common interest in Red Lion Hotels Capital Trust (“the Trust”). The Trust is considered a variable interest entity under FIN-46(R) “Consolidation of Variable Interest Entities” (“FIN-46(R)”), however the Company is not the primary beneficiary of the Trust. This entity is treated as an equity method investment.
     All significant inter-company and inter-segment transactions and accounts have been eliminated upon consolidation. Certain amounts disclosed in prior period statements have been reclassified to conform to the current period presentation.
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
     In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at September 30, 2006, the consolidated results of operations for the three and nine months ended September 30, 2006 and 2005, and the consolidated cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.

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
3. Common Stock Offering
     On May 22, 2006 the Company completed a public offering of 5,000,000 shares of its common stock at $11.00 per share, resulting in gross proceeds of $55.0 million. Underwriting discount and other offering costs totaled approximately $3.4 million, resulting in net proceeds of approximately $51.6 million to the Company. On June 13, 2006, the underwriter of the offering exercised its over-allotment option and an additional 845,302 shares of common stock were issued at $11.00 per share. This resulted in additional gross proceeds to the Company of approximately $9.3 million. Net of underwriting discount, proceeds on the over-allotment were approximately $8.8 million. As further discussed in Notes 5 and 6, the net proceeds of the offering have been primarily used to retire existing long-term debt, pay related defeasance costs, and to fund the retirement of debentures. Any remaining proceeds are being used for general working capital purposes. An additional 635,344 shares were sold in the offering on May 22, 2006 by certain shareholders of Red Lion (“selling shareholders”), however the Company received no proceeds from these shares.
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
     In the first quarter of 2006 the Company completed the sale of one hotel and a bifurcated portion of a second hotel for gross aggregate proceeds of $5.3 million. The resulting gain on disposition of discontinued operations was $46 thousand. During the third quarter of 2006, the Company completed the sale of the remaining portion of the bifurcated hotel and another hotel for gross aggregate proceeds of $10.0 million. The resulting loss on disposition of discontinued operations was $362 thousand before the impact of income taxes. The Company continues to actively pursue disposition of the last hotel and surplus undeveloped land originally identified for sale. A summary of the assets and liabilities of the hotels remaining in discontinued operations is as follows:

	September 30,	December 31,
	2006	2005
	(In thousands)
Cash and cash equivalents	$28	$66
Accounts receivable, net	446	602
Inventories	11	157
Prepaid expenses and other	92	106
Property and equipment, net	4,276	19,131
Other assets, net	92	155

Assets of discontinued operations	$4,945	$20,217

Accounts payable	69	125
Accrued payroll and related benefits	33	420
Accrued interest payable	—	7
Advanced deposits	—	11
Other accrued expenses	211	177
Long-term debt	88	2,349

Liabilities of discontinued operations	$401	$3,089

     A summary of the results of operations for the discontinued operations is as follows (in thousands):

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Hotel	Office		Hotel	Office
	Properties	Building	Combined	Properties	Building	Combined
	(In thousands)
Revenues	2,579	$—	$2,579	$6,789	$815	$7,604
Operating expenses	(1,971)	—	(1,971)	(5,076)	(296)	(5,372)
Gain (loss) on asset dispositions	(362)	—	(362)	5,613	(27)	5,586
Impairment loss	—		—	(1,424)	—	(1,424)
Interest expense	(38)	—	(38)	(82)	(193)	(275)
Income tax expense	(74)	—	(74)	(2,066)	(106)	(2,172)

Net income	$134	$—	$134	$3,754	$193	$3,947

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Hotel	Office		Hotel	Office
	Properties	Building	Combined	Properties	Building	Combined
	(In thousands)
Revenues	6,054	$—	$6,054	$17,705	$2,444	$20,149
Operating expenses	(5,491)	—	(5,491)	(14,910)	(1,016)	(15,926)
Gain (loss) on asset dispositions	(316)	—	(316)	5,625	—	5,625
Impairment loss	—	—	—	(1,424)	—	(1,424)
Interest expense	(117)	—	(117)	(439)	(586)	(1,025)
Income tax expense	(46)	—	(46)	(2,326)	(298)	(2,624)

Net income	$84	$—	$84	$4,231	$544	$4,775

In the above table, the comparability of the divestment properties activity between periods is impacted by the cessation of operations on the date of sale, as applicable.

5. Debenture Repayment
     As discussed in Note 1, the Company holds a 3% common interest in the Red Lion Hotels Capital Trust treated as an equity method investment and included with other long-term assets on the consolidated balance sheet. This represents all of the common ownership of the Trust. Together with the Trust, the Company completed a public offering of $46.0 million of trust preferred securities in the first quarter of 2004. Those securities are listed on the New York Stock Exchange and entitle holders to cumulative cash distributions at a 9.5% annual rate. They mature on February 24, 2044. The proceeds from the 2004 offering, including the $1.4 million of proceeds from the trust common securities sold to the Company, were borrowed by Red Lion through 9.5% debentures which are included on the Company’s consolidated balance sheet as a long-term liability. Both the trust preferred securities and the trust common securities were issued at a price of $25.00 per share. Red Lion does not consolidate the Trust as it is considered a variable interest entity under FIN-46(R) and the Company is not considered the primary beneficiary.
     The Trust Agreement, entered into at the date of the offering with the trustees for the trust securities, required the mandatory redemption of 35% of the then outstanding trust securities at 105% of issued value if Red Lion completed an offering of common shares with gross proceeds to the Company of greater than $50 million. In accordance therewith and in connection with the offering of common stock further described in Note 3, on June 23, 2006 Red Lion repaid approximately $16.6 million of the debentures due the Trust. The Trust then redeemed 35% of the outstanding trust preferred securities and trust common securities at a price of $26.25 per share, a 5% premium over the issued value of the securities. Of the $16.6 million, approximately $498,000 was received back by Red Lion for its trust common securities and is reflected as a reduction of its equity method investment in the Trust. The $805 thousand premium paid to retire the debentures is included on the consolidated statements of operations as a component of expense of early extinguishment of debt.
6. Notes Payable to Bank
     On September 13, 2006, the Company entered into a credit agreement (the “Primary Credit Agreement”) with a syndication of banks led by Calyon New York Branch. The agreement provides for a revolving credit facility of up to $50.0 million. Subject to certain conditions, including the provision of additional collateral acceptable to the lenders, the size of the facility may be increased at the request of the Company to up to $100.0 million. The initial maturity date for the facility is September 13, 2009. The Company has the right to extend the maturity for two additional one year terms. Borrowings under the revolving credit facility may be used to finance acquisitions or capital expenditures, for working capital, and for other lawful corporate purposes.
     Outstanding borrowings accrue interest as either Eurodollar loans or base rate loans. Depending on the Company’s leverage ratio level, the interest rate on Eurodollar loans will range from 150 to 225 basis points over LIBOR, while the interest rate on base rate loans will range from zero to 75 basis points over the federal funds rate plus 0.5% or the prime rate, whichever is greater.
     The Primary Credit Agreement requires the Company to comply with certain customary affirmative and negative covenants, the most restrictive of which relate to financial covenants dealing with leverage, interest coverage and debt service coverage. At September 30, 2006 the Company was in compliance with these covenants. The obligations of the Company under the Primary Credit Agreement are collateralized by a Company owned hotel including a deed of trust and security agreement covering all of this subsidiary’s assets. The Primary Credit Agreement obligations are also guaranteed on an unsecured basis by certain subsidiaries of the Company.
     Through September 30, 2006 there have been no borrowings under this credit agreement. The Company paid loan fees and related costs totaling $861 thousand in connection with this transaction which have been deferred and are being amortized over the term of the agreement.
     Through the date of the new Primary Credit Agreement, the Company maintained a revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). Starting on February 9, 2005, this Wells Fargo credit facility provided a revolving credit facility with a total of $20.0 million in borrowing capacity for working capital purposes. This included a $4.0 million line-of-credit secured by the Company’s personal property and two hotels (“Line A”) and a $16.0 million line of credit secured by the Company’s personal property and seven hotels that the Company then held for sale (“Line B”). Since the properties that secured Line B were sold in 2005, Line B expired unused.

     On March 27, 2006, the Company entered into a revised credit agreement with Wells Fargo, which provided for a revolving credit facility with a total of $10.0 million in borrowing capacity for working capital purposes. This included a $6.0 million line-of-credit secured by two hotels (“New Line A”) and a $4.0 million line of credit secured by the Company’s personal property (“New Line B”). Interest under New Line A was set at 0.5% over the bank’s prime rate. Interest under New Line B was set at 1.0% over the bank’s prime rate. The revised agreement contained certain restrictions and covenants, the most restrictive of which required the Company to maintain a certain minimum tangible net worth, a minimum EBITDA (as defined by the bank) coverage ratio, and a maximum funded debt to EBITDA ratio. No amounts were borrowed under any portion of this agreement.
     Effective September 13, 2006, the Company terminated the Wells Fargo credit facility. The $32 thousand of remaining unamortized deferred loan costs were charged to operations and included as a component of expense of early extinguishment of debt on the consolidated statements of operations.
7. Long-term Debt
     On September 13, 2006, immediately prior to entering into the Primary Credit Agreement described in Note 6, the Company retired a note payable with a principal balance of approximately $33.4 million through a legal defeasance process. The note carried an interest rate of 7.93%, required monthly payments and a balloon payment through June 2011, and was collateralized by a Company owned hotel. In connection with the retirement of debt, the Company paid defeasance, legal and other related costs of $4.7 million and charged to operations remaining unamortized deferred loan fees of $244 thousand. The total amount is included as a component of expense of early extinguishment of debt on the consolidated statements of operations.
8. Real Estate Management Business
     On April 30, 2006, the Company closed an agreement to divest on a tax-free basis the real estate management portion of its real estate division for $1.1 million to an existing company executive and a former company executive who is also the brother of two members of the Company’s board of directors. The sale was in exchange for 94,311 shares of unrestricted Red Lion Hotels Corporation common stock, which was subsequently retired. The transaction resulted in a gain on sale of approximately $1.0 million. The new entity continues to manage the Company’s office and retail real estate assets through specific management agreements. For the full year 2005, the real estate management business contributed $2.3 million and $0.1 million to the Company’s revenue and operating income, respectively.
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
     In the first quarter of 2006, the Company elected to issue 143,498 shares of its common stock in exchange for a like number of OP Units that certain then limited partners put to RLHLP. This resulted in a non-cash adjustment of the minority interest balance of $2.2 million with a corresponding increase to common stock and additional paid-in capital. The Company does not expect that the issuance of this common stock will materially affect its per share operating results. At September 30, 2006, the Company held approximately a 99% interest in RLHLP with the remaining 142,663 OP Units held by limited partners.

10. Business Segments
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
     Selected information with respect to the segments is as follows:
Continuing Operations

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(In thousands)
Revenues:
Hotels	$47,762	$43,021	$119,242	$112,786
Franchise and management	847	810	2,064	2,228
Entertainment	2,519	1,828	8,377	7,246
Real estate	241	772	1,131	3,230
Other	273	298	791	931

	$51,642	$46,729	$131,605	$126,421

Operating income (loss):
Hotels	9,993	7,707	15,078	11,542
Franchise and management	368	472	700	1,244
Entertainment	292	109	913	513
Real estate	37	234	859	746
Other	(1,650)	(1,058)	(4,203)	(3,118)

	$9,040	$7,464	$13,347	$10,927

Discontinued Operations

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(In thousands)
Revenues:
Hotels	$2,579	$6,789	$6,054	$17,705
Real estate	—	815	—	2,444

	$2,579	$7,604	$6,054	$20,149

Operating income:
Hotels	246	5,902	247	6,996
Real estate	—	492	—	1,428

	$246	$6,394	$247	$8,424

     11. Earnings Per Common Share

     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Numerator:
Basic
Net income from continuing operations	$1,318	$2,811	$476	$591
Income on discontinued operations	134	3,947	84	4,775

Net income — basic	1,452	6,758	560	5,366

Diluted
Effect of OP Units, net of tax	(18)	57	(2)	46

Net income — diluted	$1,434	$6,815	$558	$5,412

Denominator:
Weighted average shares — basic	19,102	13,120	15,840	13,096

Weighted average shares — diluted	19,549	13,445	16,275	13,317

Earnings per common share:
Basic
Net income from continuing operations	$0.07	$0.22	$0.03	$0.05
Income on discontinued operations	0.01	0.30	0.01	0.36

Net income — basic	$0.08	$0.52	$0.04	$0.41

Diluted
Net income from continuing operations	$0.07	$0.22	$0.03	$0.05
Income on discontinued operations	—	0.29	—	0.36

Net income — diluted	$0.07	$0.51	$0.03	$0.41

For the three months ended September 30, 2006, 303,762 of the 1,131,932 options to purchase common shares outstanding as of that date were considered dilutive. For the three months ended September 30, 2005, 39,113 of the 1,018,895 options to purchase common shares outstanding as of that date were considered dilutive. For those same periods, all of the 142,663 and 286,161 convertible OP Units, respectively, were considered dilutive. All convertible debt instruments were considered anti-dilutive.
For the nine months ended September 30, 2006, 339,304 of the 1,131,932 options to purchase common shares outstanding as of that date were considered dilutive. For the nine months ended September 30, 2005, 28,606 of the 1,018,895 options to purchase common shares outstanding as of that date were considered dilutive. For those same periods, all of the 142,663 and 286,161 convertible OP Units, respectively, were considered dilutive. All convertible debt instruments were considered anti-dilutive.

12. Stock Based Compensation
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
     The 1998 Stock Incentive Plan and the 2006 Stock Incentive Plan (“the Plans”), which have been approved by the Company’s shareholders, authorize the grant or issuance of various option or other awards including stock appreciation rights, restricted stock grants, and other stock based compensation. The 2006 Stock Incentive Plan allows for a maximum number of shares which may be awarded of 1,000,000 shares, subject to adjustments for stock splits, stock dividends and similar events. The 1998 Stock Incentive Plan allowed for a maximum number of shares which may be awarded of 1,400,000 shares. As a condition to the approval of the 2006 Stock Incentive Plan by the shareholders, the Company ceased issuances under the 1998 Stock Incentive Plan. The Compensation Committee of the Board of Directors administers the Plan and establishes to whom, and the type and the terms and conditions, including the exercise period, of the awards that are granted. A total of 5,974 options were issued during the nine months ended September 30, 2006.
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
     For options issued in 2004 and 2005, the vesting schedule will change if, between the two year anniversary and the four year anniversary of the option grant date, the stock price of the common stock reaches the following target levels (measured as a percentage increase over the exercise price) for 60 consecutive trading days:

Stock Price	Percent of Option
Increase	Shares Vested
100%	25%
200%	50%
Options issued in 2006 and beyond vest 25% each year for four years with no acceleration provisions.

     A summary of the Company’s stock option activity during the nine months ended September 30, 2006 is as follows:

					Aggregate
	Number of	Weighted-Average	Exercise price	Expiration	Intrinsic Value
	Shares	Exercise Price	per Share	Date	(in thousands)
Outstanding, January 1, 2006	1,219,520	$6.62	$5.10-$15.00	2008-2015	$5,049
Options granted	5,974	$10.88	$10.88
Options exercised	(57,205)	$6.09	$5.26-$10.94
Options forfeited	(36,357)	$10.56	$5.10-$15.00
Outstanding, September 30, 2006	1,131,932	$6.55	$5.10-$15.00	2008-2016	$4,765

Exercisable, September 30, 2006	304,918	$8.32	$5.26-$15.00	2008-2013	$744
     The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount option recipients would have received if all options had been exercised on the last business day of the period ended September 30, 2006, based upon the Company’s closing stock price of $10.76. As of September 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.4 million before the impact of income taxes and is expected to be recognized over a weighted average period of 36 months.
     During the nine months ended September 30, 2006 the total intrinsic value of the 57,205 stock options exercised was $312 thousand. Gross proceeds from those option exercises to the Company were $342 thousand. During that same period the fair value of options vested was approximately $82 thousand. The Company issues new shares of common stock upon exercise of stock options.
     As of September 30, 2006 there were 987,738 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 Stock Incentive Plan. Additional information regarding stock options outstanding as of September 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
5.10 - 6.07	778,313	7.36	$5.33	161,923	$5.52
7.46 - 8.31	254,305	7.86	7.58	54,155	8.02
10.88 -10.94	36,673	3.49	10.93	30,699	10.94
15.00	62,641	1.83	15.00	58,141	15.00

	1,131,932	7.04	$6.55	304,918	$8.32

     Compensation expense related to options to purchase common stock for the three and nine months ended September 30, 2006 was $129 thousand and $374 thousand respectively. The Company values stock options issued based upon the Black-Scholes option-pricing model and recognize this value as an expense over the periods in which the options vest. Use of the Black-Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. The Company utilized assumptions that it believed to be most appropriate at the time of the valuation. Had different assumptions been used in the pricing model the expense recognized for stock options may have been different than the expense recognized in the financial statements. The Company also applied judgment in developing an expectation of awards of restricted stock and stock options that may be forfeited. If actual experience differs significantly from these estimates, stock based compensation expense and the Company’s results of operations could be materially affected.

     The fair value of each option grant is estimated on the grant date. Options granted in 2006 were valued using the following assumptions:

Dividend Yield	0.00%
Expected Volatility	34.51%
Risk Free Interest Rate	5.22%
Expected Option Life	4 years
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
     The Company chose not to record compensation expense for its stock-based employee plans using fair value measurement provisions in the statement of operations in 2005. Had compensation costs for the plans been determined based on the fair value at the grant dates for awards under the plans, reported net income and earnings per share for the three and nine months ended September 30, 2005 would have been changed to the pro forma amounts indicated below:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
	(In thousands)
Reported net income	$6,758	$5,366
Add back: stock-based employee compensation expense, net of related tax effects	92	98
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(151)	(276)

Pro Forma	$6,699	$5,188

Basic earnings per share:
Reported net income	$0.52	$0.41
Stock-based employee compensation, fair value	—	(0.01)

Pro Forma	$0.52	$0.40

Diluted earnings per share:
Reported net income	$0.51	$0.41
Stock-based employee compensation, fair value	—	(0.01)

Pro Forma	$0.51	$0.40

     During the first, second and third quarters of 2006, options to purchase common shares exercised by employees under the terms of their option agreements totaled 13,031, 38,674, and 5,500 respectively.
     As noted, the 2006 Stock Incentive Plan allows for share issuances other than by options. During the nine months ended September 30, 2006 non-executive directors of the company were granted in aggregate 6,288 shares of common stock under the 2006 plan with a fair value of $72,000 as part of the existing director’s compensation arrangement.
     As part of a separate benefit plan, during the nine months ended September 30, 2006 the Company recorded compensation expense related to 22,400 shares issued under its employee stock purchase plan of

$85 thousand, determined by the difference between the fair value on the day the shares were issued and cash price paid under the plan, which under plan design may be at a discount.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements itself. However, this statement applies under other accounting pronouncements that require or permit fair value measurements and may therefore change current practice if an alternative measure of fair value has been used. SFAS No. 157 applies an exchange price notion for fair value consistent with previously preferred practice, with a focus on exit price and market-based measurements as compared to entry price and entity-specific measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged and the new measurement criteria are generally to be applied prospectively. The Company’s adoption of the provisions of SFAS No. 157 is not expected to impact its financial condition or results of operations.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Under SFAS No. 158, an employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is generally effective for fiscal years ending after December 15, 2008. Earlier application is encouraged and all provisions must be adopted prospectively. The Company’s adoption of the provisions of SFAS No. 158 is not expected to impact its financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report on Form 10-Q includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will” and similar expressions or their negatives are used in this quarterly report, these are forward-looking statements. Many possible events or factors, including those discussed in “Risk Factors” under Item 1A of our report filed on Form 10-Q for the quarter ended March 31, 2006, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.
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
     Our system-wide hotels at September 30, 2006 consist of:

			Meeting Space
	Hotels	Rooms	(sq. ft.)

Owned and Leased Hotels: (1)
Red Lion Hotels	31	5,829	299,328
Other	1	218	14,000

	32	6,047	313,328

Managed Hotels	1	254	36,000
Red Lion Franchised Hotels	25	3,867	157,301

Total	58	10,168	506,629

Total Red Lion Hotels	56	9,696	456,629

(1)	Statistics include one hotel identified as a discontinued business unit, with 218 rooms and 14,000 square feet of meeting space.

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

Operating Results and Statistics
     A summary of our consolidated results, balance sheet data and hotel statistics for the three months and nine month ended September 30, 2006 and 2005 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands, except % and per share data)
Consolidated statement of operations data:

Hotels revenue (1)	$47,762	$43,021	$119,242	$112,786
Direct margin (2)	$14,316	$11,604	$27,371	$23,283
Direct margin %	30.0%	27.0%	23.0%	20.6%

Franchise and management revenue	$847	$810	$2,064	$2,228
Direct margin (2)	$634	$665	$1,441	$1,820
Direct margin %	74.9%	82.1%	69.8%	81.7%

Entertainment revenue	$2,519	$1,828	$8,377	$7,246
Direct margin (2)	$412	$221	$1,315	$850
Direct margin %	16.4%	12.1%	15.7%	11.7%

Real estate revenue (1)	$241	$772	$1,131	$3,230
Direct margin (2)	$69	$(9)	$(36)	$721
Direct margin %	28.6%	-1.2%	-3.2%	22.3%

Total revenues	$51,642	$46,729	$131,605	$126,421
Total direct expenses	$36,207	$34,198	$101,504	$99,525
Depreciation and amortization	$3,260	$2,841	$9,278	$8,562
Hotel facility and land lease expense	$1,751	$1,718	$5,162	$5,203
Undistributed corporate expenses	$1,557	$1,058	$3,775	$3,061
Total operating expenses	$42,602	$39,265	$118,258	$115,494

Operating income	$9,040	$7,464	$13,347	$10,927
Operating income %	17.5%	16.0%	10.1%	8.6%

Interest expense	$2,921	$3,553	$9,720	$10,752
Expense of early extinguishment of debt	$4,938	$—	$5,743	$—
Income (loss) from continuing operations before income taxes	$1,768	$4,260	$(447)	$624
Income tax expense (benefit)	$450	$1,449	$(923)	$33
Income from discontinued operations	$134	$3,947	$84	$4,775
Net income	$1,452	$6,758	$560	$5,366
Continuing operations income per common share — diluted	$0.07	$0.22	$0.03	$0.05
Income per common share — diluted	$0.07	$0.51	$0.03	$0.41

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(In thousands, except % and per share data)
Common size operations data: (3)
Revenues:
Hotels	92.5%	92.1%	90.6%	89.2%
Franchise and management	1.6%	1.7%	1.6%	1.8%
All other segments	5.9%	6.2%	7.8%	9.0%

Total revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses
Hotels	64.8%	67.2%	69.8%	70.8%
Franchise and management	0.4%	0.3%	0.5%	0.3%
All other segments	4.9%	5.6%	6.8%	7.6%
Depreciation and amortization	6.3%	6.1%	7.0%	6.8%
Hotel facility and land lease expense	3.4%	3.7%	3.9%	4.1%
All other operating expenses	2.7%	1.1%	1.8%	1.7%

Total operating expenses	82.5%	84.0%	89.9%	91.3%

Interest expense	5.7%	7.6%	7.4%	8.5%
Income tax benefit	0.9%	3.1%	-0.7%	0.0%
Income (loss) from continuing operations	2.6%	6.0%	0.4%	0.5%
Net income (loss)	2.8%	14.5%	0.4%	4.2%
Other operating data:
EBITDA	$8,197	$17,085	$18,802	$28,475
EBITDA from continuing operations	$7,949	$10,654	$18,551	$19,938
Net cash provided by (used in) operating activities	$10,238	$5,681	$17,445	$13,828
Net cash provided by (used in) investing activities	$1,527	$14,295	$(16,934)	$6,718
Net cash provided by (used in) financing activities	$(39,563)	$(937)	$1,714	$(3,295)

(1) Represents results of continuing operations.

(2) Revenues less direct operating expenses.

(3) Balance as a percentage of total revenues.
     During the nine months ended September 30, 2006 we recorded charges for early extinguishment of debt in connection with our repayment of long-term term debt, our retirement of certain debentures and our cancellation of a credit agreement. Those charges totaled $805 thousand during the second quarter of 2006 and $4.9 million during the third quarter of 2006, or a total of $5.7 million. As detailed in the table above and in the accompanying financial statements, these charges negatively impacted the operating results from continuing operations for those periods and, as a result, materially impacted a meaningful comparison to prior period results for certain line items including net income from continuing operations, EBITDA from continuing operations and earnings per share. The impact of the charges for early extinguishment of debt should be considered in an analysis of the operating results for the period presented and is summarized as follows:

	Three Months ended	Nine Months ended
	September 30, 2006	September 30, 2006
	(in thousands, except per share data)
Impact on:
Net income from continuing operations	$3,185	$3,704
EBITDA from continuing operations	$4,938	$5,743
Diluted earnings per share from continuing operations	$0.16	$0.22

	September 30,	December 31,
	2006	2005
	(In thousands)
Consolidated balance sheet data: (end of period)
Working capital (1)	$19,579	$18,261
Assets of discontinued operations	$4,945	$20,217
Property and equipment, net	$245,230	$223,456
Total assets	$355,258	$344,083
Liabilities of discontinued operations	$401	$3,089
Total long-term debt	$89,973	$125,869
Debentures due Red Lion Hotels Capital Trust	$30,825	$47,423
Total liabilities	$170,846	$222,836
Total stockholders’ equity	$184,412	$121,247

(1)	Represents current assets less current liabilities, excluding assets and liabilities of discontinued operations and assets held for sale.

     Key hotel segment revenue data from continuing operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)
Hotels segment revenues:
Room revenue and other rooms department revenues	$34,719	$30,882	$81,606	$76,023
Food and beverage revenues	11,990	10,961	34,770	33,514
Amenities and other department revenues	1,053	1,178	2,866	3,249

Total hotels segment revenues	$47,762	$43,021	$119,242	$112,786

     System wide performance statistics are as follows:
Comparable Hotel Statistics(1)

	Three months ended September 30, 2006			Three months ended September 30, 2005
	Average			Average
	Occupancy (2)	ADR(3)	RevPAR(4)	Occupancy (2)	ADR(3)	RevPAR(4)

Owned and Leased Hotels:
Continuing Operations	72.1%	$89.26	$64.35	73.0%	$79.47	$57.99
Discontinued Operations	59.9%	$81.84	$49.02	59.4%	$84.40	50.17

Combined Owned and Leased Hotels	71.7%	$89.04	$63.80	72.5%	$79.61	57.71

System-wide (5)	72.1%	$87.01	$62.73	71.5%	$79.83	$57.07

Red Lion Hotels (6)	72.1%	$86.35	$62.26	71.6%	$79.01	$56.57

	Nine months ended September 30, 2006			Nine months ended September 30, 2005
	Average			Average
	Occupancy (2)	ADR(3)	RevPAR(4)	Occupancy (2)	ADR(3)	RevPAR(4)

Owned and Leased Hotels:
Continuing Operations	61.9%	$83.06	$51.40	64.8%	$74.35	$48.16
Discontinued Operations	32.9%	$79.32	$26.12	35.8%	$76.26	$27.31

Combined Owned and Leased Hotels	60.8%	$82.99	$50.48	63.7%	$74.39	$47.40

System-wide (5)	62.4%	$81.75	$51.02	63.1%	$74.93	$47.27

Red Lion Hotels (6)	62.8%	$80.73	$50.68	63.4%	$73.90	$46.88

(1)	Includes all hotels owned, leased, managed and franchised by Red Lion Hotels Corporation for each of the periods presented.

(2)	Average occupancy represents total paid rooms divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period and includes rooms taken out of service for renovation.

(3)	Average daily rate (“ADR”) represents total room revenues divided by the total number of paid rooms occupied by hotel guests.

(4)	Revenue per available room (“RevPAR”) represents total room and related revenues divided by total available rooms.

(5)	Includes all hotels owned, leased, managed and franchised for greater than one year by Red Lion Hotels Corporation.

Includes three hotels classified as discontinued operations.

(6)	Includes all hotels owned, leased, managed and franchised for greater than one year operated under the Red Lion brand name.

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
     The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income (loss) for the periods presented: (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands,)
EBITDA from continuing operations	$7,949	$10,654	$18,551	$19,938
Income tax (expense) benefit — continuing operations	(450)	(1,449)	923	(33)
Interest expense — continuing operations	(2,921)	(3,553)	(9,720)	(10,752)
Depreciation and amortization — continuing operations	(3,260)	(2,841)	(9,278)	(8,562)

Net income from continuing operations	1,318	2,811	476	591
Income from discontinued operations	134	3,947	84	4,775

Net income	$1,452	$6,758	$560	$5,366

EBITDA	$8,197	$17,085	$18,802	$28,475
Income tax (expense) benefit	(524)	(3,621)	877	(2,662)
Interest expense	(2,961)	(3,830)	(9,841)	(11,782)
Depreciation and amortization	(3,260)	(2,876)	(9,278)	(8,665)

Net income	$1,452	$6,758	$560	$5,366

Results of Operations
The Three Months Ended September 30, 2006 Compared with the Three Months Ended September 30, 2005.
Revenues
     Hotel revenues from continuing operations for the three months ended September 30, 2006 increased 11.0% or $4.7 million, to $47.8 million compared to $43.0 million for the three months ended September 30, 2005. The increase was primarily due to growth of 12.4% in rooms revenue between comparable periods, or $3.8 million. RevPAR at owned and leased hotels was $64.35 compared to $57.99 for the third quarter of 2005. ADR was up 12.3% to $89.26 in the third quarter of 2006 as compared to the third quarter of 2005. Average occupancy for owned and leased hotels that are part of continuing operations was down 0.9 percentage points to 72.1% resulting primarily from our strategy of transitioning to higher rate corporate and group stays, from lower rate promotional and internet stays. Food and beverage revenues were up $1.0 million or 9.4% overall primarily related to a 17.7% increase in banquet related revenues. These increases in revenue were partially offset by a $125 thousand decline in other revenues, including incidental revenues from items like phone and movie charges and space leases.
     We believe 2006 continues to be a period of strong growth for us in the hotels segment and we saw improvement in its underlying fundamentals. The ADR increases between comparable periods experienced in the first and second quarters of 2006 accelerated in the third quarter. We continue to believe the lodging industry as a whole will continue to see increases in ADR and RevPAR in the remainder of 2006 and into 2007. These expectations appear consistent with the overall national trends in the lodging industry.
     As we continue to invest to renovate our hotels, we expect positive impacts from these upgrades. In 2005, we completed the implementation of our stay comfortable initiative, including new plush pillow top mattresses and upgraded linen and pillow packages. Also in 2005, we began major room renovations in several hotels including floor and wall coverings, case goods, and bathroom upgrades. In 2006 this work was substantially completed at additional hotels and work has begun on common areas such as lobbies and restaurants. Guest reaction to renovations in the hotels has been positive.
     Through 2005, our strategy was to increase occupancy through strategic marketing and investment in our properties, and then to increase rates as demand increased for our rooms. For six consecutive quarters through June 2005, we increased occupancy. We built on this demand by increasing the average daily rate during the second half of 2005 in the majority of our markets. In 2006, with the start of our renovation program, we began to see our ability to increase rate accelerate, driving a 12.3% increase in ADR between the third quarter of 2005 and the third quarter of 2006. For the second and third quarter of 2006, substantially all of our 31 owned or leased hotels that are part of continuing operations showed an increase in ADR. Even with the displacement impact from the rooms out of service in the first and second quarter of 2006, we are driving strong profit growth from the rooms departments and strength in our hotels overall. Our investment in our owned and leased properties continues and we believe these properties will continue to be the driving force of our overall company growth in the near term.
     During the second quarter of 2005 we completed installation of the new MICROS Opera Property Management System in 15 of our Red Lion hotels. Another of our hotels went live with the system in the second quarter of 2006. This system shares a single database with the company’s central reservations system allowing for improvement of delivered rates and availability. This property management system and our redesigned websites further enhance our ability to manage reservations generated through electronic channels and help position us to efficiently and economically take advantage of internet travel bookings.
     Our brand strengthening initiatives, marketing efforts and technological upgrades are achieving desired results. Travelers continue to book more reservations through electronic distribution systems like our own branded websites and third-party internet channels (alternative distribution systems or ADS). Our central reservations and distribution management technology allows us to manage the yield on these ADS channels on a real-time, hotel-by-hotel basis. Our focus on driving customers to our branded website has made it the fastest growing sources of online reservations, allowing us to further maximize our yield on those types of bookings. We have merchant model agreements with leading ADS providers, which typically entitle the provider to keep a fixed percentage of the price paid by the customer for each room booked. This allows us to maximize the yield of a typically lower rated market segment. Our success reflects our management of these distribution channels and our merchant model agreements.

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
     Revenue from the franchise and management segment was up $37 thousand due primarily to RevPAR increases at franchised hotels. Entertainment segment revenue increased $691 thousand between comparative quarters. This change was driven by revenue from the presentation of Broadway shows, with one show during the three months ended September 30, 2006 and none in the comparative period. Ticketing revenue in aggregate was relatively constant.
     Revenue from our real estate segment was down $531 thousand. This decrease between comparative quarters is primarily due to the divestment from our real estate management business at the end of April 2006, which resulted in a $557 thousand decrease in segment revenues. We do not believe this divestment constitutes a discontinued operation under generally accepted accounting principles, so the activities of this revenue source have not been removed from comparable periods. Other real estate segment revenues consist primarily of rents from a commercial building.
Operating Expenses
     In aggregate, operating expenses for the quarter ended September 30, 2006 increased $3.3 million or 8.5%. This compares to a 10.5% increase in total revenues between comparative periods. Operating expenses include direct operating expenses for each of the operating segments, hotel facility and land lease expense, depreciation, amortization, gain or loss on asset dispositions, conversion expenses, if any, and undistributed corporate expenses. The resulting operating income for the period was $9.0 million compared to $7.5 million in the third quarter of 2005, an increase of 21.1%.
     Direct hotel expenses increased $2.0 million or 6.5% between comparative quarters. The direct margin for the hotels improved to 30.0% for the third quarter of 2006 compared to 27.0% in the third quarter of 2005. Rooms related expenses were up $477 thousand and food and beverage related expenses were up $325 thousand for the quarter. All other hotel related expenses including utilities, hotel sales department, the costs of incidental revenues and hotel administrative costs were up in aggregate $1.2 million.
     Direct costs for the franchise and management segment increased $68 thousand, related to increased advertising and trade show activities and the addition of a Vice President, Brand Development. The entertainment segment direct costs increased $500 thousand related primarily to show expenses.
     Real estate segment direct expenses from continuing operations were down $609 thousand due primarily to the divestment from our real estate management business at the end of April 2006. As noted above, the activities of this revenue source have not been removed from comparable periods. Other real estate segment expenses, related primarily to a commercial building, were relatively unchanged.
     Depreciation and amortization increased $419 thousand or 14.7% between the third quarter of 2005 and the third quarter of 2006. The increase is primarily related to increased capital investment in the hotel renovations. Facility and land lease expense was relatively flat between comparable periods. For the quarter ended September 30, 2006, the net gain on asset dispositions is primarily due to the recognition of deferred gains over time on both a previously sold office building and a hotel. For the third quarter of 2005 the net gain includes both gain on sale of certain condominium units and a $293 thousand gain on the sale of a 50% interest in a commercial real estate property.
     Undistributed corporate expenses for the three months ended September 30, 2006 were $1.6 million compared to $1.1 million for the three months ended September 30, 2005. The increase of $499 thousand was primarily due to the impact of adopting the provisions for stock based compensation under SFAS No. 123(R) for our option plan and ESPP plan in 2006 of $153 thousand, discussed below, and outside consulting expenses related to Sarbanes-Oxley compliance efforts. Undistributed corporate expenses include general and administrative charges such as corporate payroll, legal expenses, contributions, directors and officers insurance, bank service charges, outside accountants and consultant expenses, and investor relations charges. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not distributed to those segments. In contrast, costs more directly related to our business segments such as accounting, human resources and information technology expenses are distributed out to operating segments and are included in direct expenses.
Interest Expense
     Interest expense for the three months ended September 30, 2006 was $2.9 million compared to $3.6 million for the three months ended September 30, 2005. The average pre-tax interest rate on debt during the third quarter of 2006 was 8.3%. For the same period in 2005 it was 7.9%. During the third quarter of 2006 we defeased $33.4 million of debt related to a hotel property, we had no borrowings during either comparative period on our revolving credit facility, and we repaid $16.6 million in 9.5% debentures due Red Lion Hotels Capital Trust in late June 2006.
Expense of Early Extinguishment of Debt
     As further discussed below, in September 2006 we removed $33.4 million of debt related to a hotel property through legal defeasance. In connection therewith, we paid approximately $4.7 million in defeasance costs including incidentals to the transaction. We also charged $244 thousand to this line item related to remaining unamortized deferred loan fees for the defeased debt. In addition, during the third quarter of 2006 we cancelled our credit facility with a bank. The remaining unamortized deferred loan fees of $32 thousand were charged to this line item.
Other income (loss)
     The change in other income (loss) is primarily due to interest income on invested cash balances derived from the proceeds of asset sales and the proceeds from our offering in May 2006.
Income Taxes
     Income tax expense on continuing operations for the three months ended September 30, 2006 and 2005 was $450 thousand and $1.4 million, respectively. This represents approximately 25.4% and 34.0% respectively of pre-tax net income. The experience rate on pre-tax net income differs from the statutory combined federal and state tax rates primarily due to the utilization of certain incentive tax credits allowed under federal law and certain tax free investment income in the second quarter of 2006.
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
     Our financial results for the three months ended September 30, 2005 include the activities of five of the divestment properties for the whole period and the operations of six of the properties and the commercial office building through their date of sale. Aggregate income from these operations was $1.9 million before income tax expense. During the third and fourth quarters of 2005, we completed the sale of seven of the eleven hotels and the real estate office building. During the first nine months of 2006, we completed the sale of three more hotels. The three months ended September 30, 2006 includes the activities of those hotels through their date of sale and the one remaining divestment property. Aggregate income for the period from these operations totaled of $570 thousand before income tax expense.
As noted, earnings for the third quarter of 2005 were impacted by the sale of six properties and the commercial office building. The resulting gain was $4.2 million before the impact of income taxes. During the third quarter of 2006, we completed the sale of the remaining portion of a bifurcated hotel and another hotel. The resulting loss on disposition of discontinued operations was $362 thousand before the impact of income taxes.
Net Income
     The Company’s net income decreased $5.3 million or 78.5% between comparable quarters. The most significant impacts on net income for the period were the $4.9 million in expense of early extinguishment of debt and the $3.9 million in income from discontinued operations in 2005 as compared to $134 thousand in 2006. Exclusive of these line items, net income was up $3.4 million. The improvement was primarily the result of increased revenues and improved operating margins in the hotels of $2.7 million, and decreased interest expense of $686 thousand.
Earnings Per Share
     The diluted earnings per share for the three months ended September 30, 2006 was $0.07 compared to $0.51 per share for the three months ended September 30, 2005. Net income decreased by $5.3 million as described above, while the number of weighted average common shares outstanding increased 6.1 million shares between comparable periods related to our second quarter 2006 common stock offering.
The Nine Months Ended September 30, 2006 Compared with the Nine Months Ended September 30, 2005.
Revenues
     Hotel revenues from continuing operations for the nine months ended September 30, 2006 increased 5.7% or $6.5 million, to $119.2 million compared to $112.8 million for the nine months ended September 30, 2005. The increase was primarily due to growth of about $5.6 million in room revenue between comparable periods, or 7.3%. RevPAR at owned and leased hotels was $51.40 compared to $48.16 for the first nine months of 2005. ADR was up 11.7% to $83.06 in the first nine months of 2006 as compared to the first nine months of 2005. Average occupancy for owned and leased hotels that are part of continuing operations was down 2.9 percentage points. The decreased results primarily from the impact of displacement during the implementation of our room renovation plan during the first two quarters of 2006 and our strategy of transitioning to higher rate corporate and group stays from lower rate promotional and internet stays during the third quarter of 2006. Food and beverage revenues were up $1.3 million or 3.7% overall with strong increases in banquet revenues, especially during the third quarter of 2006 and modest increases in outlet and beverage revenues. These increases in revenue were partially offset by a $383 thousand decline in other revenues, including incidental revenues, driven by a 3.0% reduction in overall number of room stays during the comparable periods.
     We believe 2006 continues to be a period of strong growth for us in the hotels segment and we saw improvement in its underlying fundamentals. Having completed substantially all of the rooms reservations late in the second quarter of 2006, thereby limiting room displacement, our third quarter occupancy returned to historically consistent levels on an overall basis. The ADR increases between comparable periods experienced in the first and second quarters of 2006 accelerated in the third quarter. We continue to believe the lodging industry as a whole will continue to see increases in ADR and RevPAR in the remainder of 2006 and into 2007. These expectations appear consistent with the overall national trends in the lodging industry.
     As we continue to invest to renovate our hotels, we expect positive impacts from these upgrades. In 2005, we completed the implementation of our stay comfortable initiative, including new plush pillow top mattresses and upgraded linen and pillow packages. Also in 2005, we began major room renovations in several hotels including floor and wall coverings, case goods, and bathroom upgrades. In 2006 this work was substantially completed at additional hotels and work has begun on common areas such as lobbies and restaurants. Guest reaction to renovations in the hotels has been positive.
     Through 2005, our strategy was to increase occupancy through strategic marketing and investment in our properties, and then to increase rates as demand increased for our rooms. For six consecutive quarters through June 2005, we increased occupancy. We built on this demand by increasing the average daily rate during the second half of 2005 in the majority of our markets. In 2006, with the start of our renovation program, we began to see our ability to increase rate accelerate, driving a 12.3% increase in ADR between the third quarter of 2005 and the third quarter of 2006. For the second and third quarter of 2006, substantially all of our 31 owned or leased hotels that are part of continuing operations showed an increase in ADR. Even with the displacement impact from the rooms out of service in the first and second quarter of 2006, we are driving strong profit growth from the rooms departments and strength in our hotels overall. Our investment in our owned and leased properties continues and we believe these properties will continue to be the driving force of our overall company growth in the near term.
     During the second quarter of 2005 we completed installation of the new MICROS Opera Property Management System in 15 of our Red Lion hotels. Another of our hotels went live with the system in the second quarter of 2006. This system shares a single database with the company’s central reservations system allowing for improvement of delivered rates and availability. This property management system and our redesigned websites further enhance our ability to manage reservations generated through electronic channels and help position us to efficiently and economically take advantage of internet travel bookings.
     Our brand strengthening initiatives, marketing efforts and technological upgrades are achieving desired results. Travelers continue to book more reservations through electronic distribution systems like our own branded websites and third-party internet channels (alternative distribution systems or ADS). Our central reservations and distribution management technology allows us to manage the yield on these ADS channels on a real-time, hotel-by-hotel basis. Our focus on driving customers to our branded website has made it the fastest growing sources of online reservations, allowing us to further maximize our yield on those types of bookings. We have merchant model agreements with leading ADS providers, which typically entitle the provider to keep a fixed percentage of the price paid by the customer for each room booked. This allows us to maximize the yield of a typically lower rated market segment. Our success reflects our management of these distribution channels and our merchant model agreements.
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
     Revenue from the franchise and management segment was down $163 thousand. During the first quarter of 2005, we received a $250 thousand management contract termination fee triggered by the sale of a property that left our system in 2003. Without that termination fee in 2005, franchise and management related revenues were up slightly for the nine month period ended September 30, 2006 due primarily to RevPAR increases at franchised hotels and the temporary franchise agreements in place for hotels we have divested. Entertainment segment revenue increased $1.1 million between comparative nine month periods. This increase was driven by revenue from the presentation of Broadway shows and is primarily the result of differences in the type and mix of shows presented. Ticketing revenue in aggregate was relatively constant.
     Revenue from our real estate segment was down $2.1 million. This decrease between comparative periods is due to the divestment from our real estate management business at the end of April 2006, which resulted in a $895 thousand decrease in segment revenues. In addition on July 22, 2005 we sold a 50% interest in a commercial real estate property that was previously wholly owned. It is therefore no longer consolidated and instead included as an equity method investment. We do not believe these divestments constitute discontinued operations under generally accepted accounting principles, so the activities of these revenue sources have not been removed from comparable periods. Other real estate segment revenues consist primarily of rents from a commercial building.
Operating Expenses
     In aggregate, operating expenses for the nine months ended September 30, 2006 increased $2.8 million or 2.4%. Gain on asset dispositions is a component of operating expenses and, as a result, this increase reflects the $1.0 million gain on the divestment from the real estate management business in 2006 and the sale of certain real estate holdings in 2005. Exclusive of these gains, operating costs were up $3.4 million or 2.9%. This compares to a 4.1% increase in total revenues between comparative periods. Operating expenses include direct operating expenses for each of the operating segments, hotel facility and land lease expense, depreciation, amortization, gain or loss on asset dispositions, conversion expenses, if any, and undistributed corporate expenses. The resulting operating loss for the period was $13.3 million compared to $10.9 million in the first nine months of 2005.
     Direct hotel expenses increased $2.4 million or 2.6% between comparative periods. The direct margin for the hotels improved to 23.0% for the first nine months of 2006 compared to 20.6% in the first nine months of 2005. Rooms related expenses for the nine months were up $452 thousand or 2.0% on a decrease in the number of occupied rooms of 3.0%. Food and beverage related expenses were up $190 thousand or 0.6 on an increase in related revenues of 3.7%. All other hotel related expenses including utilities, hotel sales department, the costs of incidental revenues and hotel administrative costs were up in aggregate $1.7 million.
     Direct costs for the franchise and management segment increased $215 thousand, related to increased advertising and trade show activities and the addition of a Vice President, Brand Development, partially offset by a reduction in bad debt expense. The entertainment segment direct costs increased $666 thousand relating primarily to show expenses.
     Real estate segment direct expenses from continuing operations were down $1.3 million due both to the divestment from our real estate management business at the end of April 2006 and the sale of a 50% interest in a commercial property discussed above. As noted above, the activities of these revenue sources prior to the transaction dates have not been removed from comparable periods. Other real estate segment expenses, relate primarily to a second commercial buildings, were relatively unchanged.
     Depreciation and amortization increased $716 thousand or 8.4% between the first nine months of 2006 and the first nine months of 2005. The increase is primarily related to increased capital investment in the hotel renovations. Facility and land lease expense was relatively flat between comparable periods. For the nine months ended September 30, 2006, the net gain on asset dispositions was primarily due to the recognition of deferred gains over time on both a previously sold office building and a hotel and a $1.0 million gain on divestment from the real estate management business noted above. For the nine months ended September 30, 2006, the net gain on asset dispositions was primarily due to the recognition of deferred gains over time on both a previously sold office building, and the gain on the sale of certain real estate holdings.
     Undistributed corporate expenses for the nine months ended September 30, 2006 were $3.8 million compared to $3.1 million for the nine months ended September 30, 2005. The increase of $714 thousand was primarily due to the impact of adopting the provisions for stock based compensation under SFAS No. 123(R) in 2006 for our option plan and ESPP plan of $460 thousand, discussed below and outside consulting expenses related to Sarbanes-Oxley compliance efforts. Undistributed corporate expenses include general and administrative charges such as corporate payroll, legal expenses, contributions, directors and officers insurance, bank service charges, outside accountants and consultant expenses, and investor relations charges. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not distributed to those segments. In contrast, costs more directly related to our business segments such as accounting, human resources and information technology expenses are distributed out to operating segments and are included in direct expenses.
Interest Expense
     Interest expense for the nine months ended September 30, 2006 was $9.7 million compared to $10.8 million for the nine months ended September 30, 2005. The average pre-tax interest rate on debt during the first nine months of 2006 was 8.3%. For the same period in 2005 it was 7.9%. During the third quarter of 2006 we defeased $33.4 million of debt related to a hotel property, we had no borrowings during either comparative period on our revolving credit facility, and we repaid $16.6 million in 9.5% debentures due Red Lion Hotels Capital Trust in late June 2006.
Expense of Early Extinguishment of Debt
     As further discussed below, in September 2006 we removed $33.4 million of debt related to a hotel property through legal defeasance. In connection therewith, we paid approximately $4.7 million in defeasance costs including incidentals to the transaction. We also charged $244 thousand to this line item related to remaining unamortized deferred loan fees for the defeased debt. In addition, during the third quarter of 2006 we cancelled our credit facility with a bank. The remaining unamortized deferred loan fees of $32 thousand were charged to this line item.

     Lastly, as also further discussed below, in June 2006 we repaid approximately $16.6 million of our outstanding 9.5% debentures due Red Lion Hotels Capital Trust at a 5% premium to face value in accordance with the governing trust agreement entered into at the offering of the underlying trust preferred securities in early 2004. Of the $16.6 million, $498 thousand was received back by us for the trust common securities. The $805 thousand premium paid to retire the debentures early is separately identified on the consolidated statements of operations as expense of early extinguishment of debt.
Other income (loss)
     The change in other income (loss) is primarily due to interest income on invested cash balances derived from the proceeds of asset sales and the proceeds from our offering in May 2006.
Income Taxes
     Income tax benefit on the loss from continuing operations for the nine months ended September 30, 2006 was approximately $923 thousand. Income tax expense on income from continuing operations for the nine months ended September 30, 2005 was approximately $33 thousand. The experience rate on pre-tax net income differs from the statutory combined federal and state tax rates primarily due to the utilization of certain incentive tax credits allowed under federal law. In addition, in 2006 we took advantage of certain tax free investment income on cash balances and reflected the tax-free nature of the $1.0 million gain on the divestment from the real estate management business in April 2006.
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
     Our financial results for the nine months ended September 30, 2005 include the activities of five of the divestment properties for the whole period and the operations of six of the properties and the commercial office building through their date of sale. Aggregate income of from these operations was $2.1 million after income tax expense. During the third and fourth quarters of 2005, we completed the sale of seven of the eleven hotels and the real estate office building. During the first nine months of 2006, we completed the sale of three more hotels. The nine months ended September 30, 2006 includes the activities of those hotels through their date of sale and the one remaining divestment property. Aggregate income for the period from these operations totaled $288 thousand after income tax expense.
As noted, earnings for the first three quarters of 2005 were impacted by the sale of six properties and the commercial office building. The resulting gain was $4.2 million before the impact of income taxes. During the first three quarters of 2006, we completed the sale of three more hotels. The resulting loss on disposition of discontinued operations was $316 thousand before the impact of income taxes.
Net Income
     The Company’s net income decreased $4.8 million or 89.6% between comparable periods. The most significant impacts on net income for the period were the $5.7 million in expense of early extinguishment of debt and the $4.8 million in income from discontinued operations in 2005 as compared to $84 thousand in 2006. Exclusive of these line items, net income was up $5.6 million. The improvement was primarily the result of improved operating margins in the hotels of $4.1 million, and decreased interest expense of $1.0 million.
Earnings Per Share
     The diluted earnings per share for the nine months ended September 30, 2006 was $0.3 compared to $0.41 per share for the nine months ended September 30, 2005. Net income decreased by $4.8 million as described above, while the number of weighted average common shares outstanding increased 3.0 million shares between comparable periods due to our second quarter 2006 common stock offering.

Liquidity and Capital Resources
     We believe that our recent actions have strengthened our financial position, particularly for the long term. In September 2006 we secured a $50.0 million credit facility more fully described below, increasing our working capital flexibility and allowing us to react quickly to acquisition and other hotel related investment opportunities.
     Another significant recent event was the completion of our common stock offering during the second quarter of 2006. Including the exercise of the underwriter’s option, we issued and registered 5,845,302 shares of RLH common stock at $11 per share, for gross proceeds of approximately $64.3 million. Underwriting costs and other expenses of the offering totaled approximately $3.9 million, resulting in net cash proceeds to us of approximately $60.4 million. The net proceeds were being used primarily to retire existing debt instruments and pay associated defeasance costs. Additionally, this offering expanded our public market float and coverage in the investment community, reduced the ownership percentage of related party ownership of our common stock, and increased our liquidity and working capital flexibility.
     Another major initiative has been the owned and leased hotel capital improvement and reinvestment plan announced in November 2004. This plan is key to our growth strategy and represent one of the most significant facility improvement programs in company history. The investment accelerates our ongoing program to improve hotel quality by increasing customer comfort, freshening decor and modernizing with new technology. We believe that by improving the quality of our existing product in areas where customers’ quality expectations are growing, we both position our hotels to take advantage of the growth potential in our existing markets, and make the Red Lion brand more attractive for franchise opportunities. In 2005 we spent a total of $22.9 million on capital improvement projects company wide. During the first nine months of 2006, we spent a total of $30.3 million. In June 2006 we announced that substantially all of the room related renovations were complete for the owned and leased hotels. During the remainder of 2006, we expect to spend over $11.3 million on capital improvements to complete our initial reinvestment plan with a focus on our hotels segment, primarily in non-room guest contact areas such as lobbies, exteriors, and banquet rooms.
     These capital improvements have been financed in large part through our on-going divestment of 11 non-strategic owned hotels, one commercial office building and certain other non-core properties including condominium units and three parcels of excess land. The divestment plan is also near completion and, we believe, has been successful to date. As of September 30, 2006, sales of ten of the hotel properties and the office building have closed.
     We believe that all of these initiatives have strengthened and will continue to strengthen our financial position and the value of the Red Lion brand.
     As we enter the fourth quarter of 2006 and look to 2007, our cash balances are adequate to fund our continuing operations. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions, renovations and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including our new credit facility, the issuance of debt or equity securities and joint ventures. As discussed elsewhere in this analysis, we are also committed to completing the sale of the remaining non-core assets to help fund the remainder of our reinvestment plan in the hotels.
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
     Net cash provided by operations for the nine months ended September 30, 2006, which includes the cash flows of business units identified as discontinued operations, totaled $17.4 million compared to cash provided by operations for the nine months ended September 30, 2005 which totaled $13.8 million. Net earnings, after reconciling adjustments to net cash provided by operations (such as non-cash income statement impacts like gains on disposals, impairment loss, depreciation, loan fee write-offs, the deferred tax provision, other gains and losses on assets, and the provision for doubtful accounts) totaled a positive cash flow of $15.7 million for the first nine months of 2006. For the first nine months of 2005, net earnings adjusted for those same items totaled $9.5 million of positive cash flow. Working capital changes, including restricted cash, receivables, accruals, payables, and inventories, provided $1.7 million in cash during the first nine months of 2006. In the first nine months of 2005, changes in working capital items accounted for $4.3 million in positive cash flow.
     Net cash used in investing activities was $16.9 million for the first nine months of 2006. Net cash provided by investing activities was $6.7 million for the first nine months of 2005. Cash additions to property and equipment totaled $30.3 million in the nine months ended September 30, 2006 compared to $13.6 million for the comparative period in 2005. Net cash proceeds from the disposal of assets, including those classified as discontinued operations, totaled $12.7 million for the first nine months of 2006. For the first nine months of 2005 cash proceeds from such disposals totaled $19.7 million. In addition, in 2006 we received $498 thousand in proceeds from the repayment of a portion of our investment in Red Lion Hotels Capital Trust.
     Net financing activities provided $1.7 million in cash during the first nine months of 2006, including net proceeds from an offering of common stock of $60.4 million, partially offset by a repayment of debentures totaling $17.4 million including expense of early extinguishment, defeasance of $33.4 million under a term note, $4.7 million of defeasance costs, repayment of debt on a sold property of $1.9 million, and scheduled principal payments of $3.0 million. Net financing activities used $3.3 million in the comparative period in 2005. This included borrowings related to our refinancing of a $3.9 million term note, and $7.1 million of principal repayments. We had no net activity under any credit facility for either period.
     At September 30, 2006, we had $30.6 million in cash and cash equivalents for continuing operations. We also had $2.8 million of cash restricted under securitized borrowing arrangements for future payment of furniture, fixtures and equipment, repairs, insurance premiums and real and personal property taxes, or by agreement. At September 30, 2006, $24.7 million of our cash and cash equivalent balance was held in short-term, liquid investments readily available for our use. Cash and cash equivalents included with assets of discontinued operations were $28 thousand.
Financing
     On September 13, 2006, we entered into a credit agreement (the “Primary Credit Agreement”) with a syndication of banks lead by Calyon New York Branch. The agreement provides for a revolving credit facility of up to $50.0 million. Subject to certain conditions, including the provision of additional collateral acceptable to the lenders, the size of the facility may be increased at our request to up to $100.0 million. The initial maturity date for the facility is September 13, 2009. We have the right to extend the maturity for two additional one year term. Borrowings under the revolving credit facility may be used to finance acquisitions or capital expenditures, for working capital, and for other lawful corporate purposes. Through September 30, 2006 there have been no borrowings under this credit agreement.
     Outstanding borrowings accrue interest as either Eurodollar loans or base rate loans. Depending on the our leverage ratio level, the interest rate on Eurodollar loans will range from 150 to 225 basis points over LIBOR, while the interest rate on base rate loans will range from zero to 75 basis points over the federal funds rate plus 0.5% or the prime rate, whichever is greater.
     The credit agreement requires us to comply with certain customary affirmative and negative covenants, the most restrictive of which relate to financial covenants dealing with leverage, interest coverage and debt service coverage. At September 30, 2006 we were in compliance with these covenants. Our obligations under the Credit Agreement are collateralized by a Company owned hotel including a deed of trust and security agreement covering all of this subsidiary’s assets. The credit agreement obligations are also guaranteed on an unsecured basis by certain of our direct subsidiaries.
     Through the date of the new Primary Credit Agreement, the we maintained a revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). On September 13, 2006, the Company terminated the Wells Fargo credit facility.
     We hold a 3% common interest in the Red Lion Hotels Capital Trust (“the Trust”) treated as an equity method investment and included with other long-term assets on the consolidated balance sheet. This represents all of the common ownership of the Trust. Together with the Trust, we completed a public offering of $46.0 million of trust preferred securities in the first quarter of 2004. Those securities are listed on the New York Stock Exchange and entitle holders to cumulative cash distributions at a 9.5% annual rate. They mature on February 24, 2044. The proceeds from the 2004 offering, including the $1.4 million of proceeds from the trust common securities sold to the Company, were borrowed by Red Lion through 9.5% debentures which are included on our consolidated balance sheet as a long-term liability. Both the trust preferred securities and the trust common securities were issued at a price of $25.00 per share.
     The Trust Agreement with the trustees for the trust securities, entered into at the date of the Trust offering mention above, required the mandatory redemption of 35% of the then outstanding trust securities at 105% of issued value if Red Lion completed an offering of common shares with gross proceeds to the company of greater than $50 million. In accordance therewith and in connection with our 2006 offering of common stock, on June 23, 2006 we repaid approximately $16.6 million of the debentures due the Trust. The Trust then redeemed 35% of the outstanding trust preferred securities and trust common securities at a price of $26.25 per share, a 5% premium over the issued value of the securities. Of the $16.6 million, approximately $498,000 was received back by Red Lion for its trust common securities and is reflected as a reduction of its equity method investment in the Trust. The $805 thousand premium paid to retire the debentures is included on the consolidated statements of operations as a component of expense of early extinguishment of debt.
     On September 13, 2006, immediately prior to entering into the Primary Credit Agreement, we retired a note payable with a principal balance of approximately $33.4 million through a legal defeasance process. The note carried an interest rate of 7.93%, required monthly payments and a balloon payment through June 2011, and was collateralized by a Company owned hotel. In connection with the retirement of debt, we paid defeasance, legal and other related costs of $4.7 million which is included as a component of expense of early extinguishment of debt on the consolidated statements of operations.
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
     In the first quarter of 2006 we completed the sale of one hotel and a portion of a second for gross aggregate proceeds of $5.3 million. The resulting gain on disposition of discontinued operations was $46 thousand. During the third quarter of 2006, we completed the sale of the remaining portion of the second hotel and another hotel for gross aggregate proceeds of $10.1 million. The resulting gain on disposition of discontinued operations was $362 thousand. We continue to actively pursue disposition of the last hotel and surplus undeveloped land originally identified for sale.
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
     We are seeking to create an improved guest experience across our hotel portfolio. During the first nine months of 2006, we spent a total of $30.3 million on capital improvement programs. During the remainder of 2006, we expect to spend over $11.3 million on capital improvements to complete our initial reinvestment plan with a focus on our hotels segment, primarily in guest contact areas such as lobbies, banquet rooms, halls and other common spaces.
Franchise and Management Contracts
     At December 31, 2005, our system of hotels included two hotels under management contracts, and 23 hotels under franchise agreements. In addition, in connection with the 2005 sale of certain divestment assets, we entered into four short-term franchise agreements to facilitate the operation of those hotels during their transition to another brand. Three of those short-term franchise properties transitioned off the system during the first nine months of 2006. One transitioned to a long-term franchise agreement requiring significant capital improvements.
     During 2006 we added one franchised property in Portland, Oregon and one Red Lion franchised hotel in Texas did not renew its franchise agreement. We also completed the sale of the Red Lion Hillsboro Hotel and the Idaho Falls properties, each o which entered into a similar short-term franchise contract for transition. Idaho Falls subsequently transitioned to a long-term franchise agreement requiring significant capital improvements.
     In connection with our focus on the Red Lion brand, in 2006 we modified our relationship with two WestCoast Hotel properties, one managed and one franchised, to cease providing such services.
     As September 30, 2006 our system of hotels included one hotel under a management contracts, 24 hotels under long-term franchise agreements, and one hotel under a short-term franchise agreement.
Acquisitions
     There were no hotels acquired or other material operating acquisitions during the first nine months of 2006.
Asset Dispositions
In the first quarter of 2006, we completed the sale of one hotel and a portion of a second for gross aggregate proceeds of $5.3 million. The resulting gain on disposition of discontinued operations was $46 thousand. In the third quarter of 2006, we completed the sale of the remaining portion of the second hotel and another hotel for gross aggregate proceeds of $10.1 million. The resulting loss on disposition of discontinued operations was $362 thousand.
In April 2006 we divested from our real estate management business. The transaction resulted in a gain on sale of approximately $1.1 million. For the full year 2005, the real estate management business contributed $2.3 million and $0.1 million to the company’s revenue and operating income, respectively.
There were no other significant asset dispositions during the first nine months of 2006.

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
     Compensation expense related to options to purchase common stock for the nine months ended September 30, 2006 was $374 thousand. Also during the nine months ended September 30, 2006 the Company recorded compensation expense related to 22,400 shares issued under its employee stock purchase plan of $85 thousand, determined by the difference between the fair value on the day the shares were issued and cash price paid under the plan, which under plan design may be at a discount.
OP Units Transaction
     We are the general partner of Red Lion Hotels Limited Partnership (“RLHLP”). Through December 31 2005, we held approximately a 98% interest in that entity. Partners who hold operating partnership units (“OP Units”) have the right to put those OP Units to RLHLP, in which event either (a) RLHLP must redeem the units for cash, or (b) we, as general partner, may elect to acquire the OP Units for cash or in exchange for a like number of shares of our common stock. In the first quarter of 2006, we elected to issue 143,498 shares of our common stock in exchange for a like number of OP Units that certain then limited partners put to RLHLP. This resulted in a non-cash adjustment of the minority interest balance of $2.2 million with a corresponding increase to common stock and additional paid-in capital. We do not expect that the issuance of this common stock will materially affect our per share operating results. At September 30, 2006, we held approximately a 99% interest in RLHLP with the remaining 142,663 OP Units help by limited partners.
Seasonality
     Our business is subject to seasonal fluctuations. Significant portions of our revenues and profits are realized from May through October.
Inflation
     The effect of inflation, as measured by fluctuations in the U.S. Consumer Price Index, has not had a material impact on our revenues or net income during the periods under review.
Contractual Obligations
     The following tables summarize our significant contractual obligations as of September 30, 2006, including contractual obligations of business units identified as discontinued on our consolidated balance sheet (in thousands):

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt (1)	$125,300	$9,579	$18,964	$35,305	$61,452
Operating leases (2)	70,938	3,833	3,704	14,461	48,940
Debentures due Red Lion Hotels Capital Trust (1)	142,103	2,928	5,857	5,857	127,461

Total contractual obligations (3)	$338,341	$16,340	$28,525	$55,623	$237,853

(1)	Includes estimated interest payments over the life of the debt agreement.

(2)	Operating lease amounts are net of estimated sub-lease income totaling $9.9 million annually.

(3)	We are not party to any significant long-term service or supply contracts with respect to our processes. We refrain from entering into any long-term purchase commitments in the ordinary course of business.

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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements itself. However, this statement applies under other accounting pronouncements that require or permit fair value measurements and may therefore change current practice if an alternative measure of fair value has been used. SFAS No. 157 applies an exchange price notion for fair value consistent with previously preferred practice, with a focus on exit price and market-based measurements as compared to entry price and entity-specific measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged and the new measurement criteria are generally to be applied prospectively. We do not expect that our adoption of the provisions of SFAS No. 157 will materially impact our financial condition or results of operations.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Under SFAS No. 158, an employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is generally effective for fiscal years ending after December 15, 2008. Earlier application is encouraged and all provisions must be adopted prospectively. We do not expect that our adoption of the provisions of SFAS No. 158 will materially impact our financial condition or results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The following tables summarize the financial instruments held by us at September 30, 2006 and December 31, 2005 which are sensitive to changes in interest rates, including those held as a component of liabilities of discontinued operations on our consolidated balance sheet. At September 30, 2006 approximately 3.2% of our debt was subject to changes in market interest rates and was sensitive to those changes. As of September 30, 2006 we had debt obligations of $121.5 million, of which 71.4%, or $86.7 million, were fixed rate debt securities secured primarily by individual properties. $30.8 million of the debt obligations were uncollateralized debentures due the Trust at a fixed rate, making a total of 96.8% of our outstanding debt fixed rate obligations.
     The following table presents principal cash flows for debt outstanding at September 30, 2006, including contractual obligations of business units identified as discontinued on our consolidated balance sheet, by maturity date (in thousands).
Outstanding Debt Obligations

	Remainder of
	2006	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Note payable to bank (a)	$—	$—	$—	$—	$—	$—	$—	$—	$—

Long-term debt
Fixed Rate	$592	$2,472	$2,695	$2,912	$2,208	$24,291	$50,946	$86,116	$82,868
Variable Rate	$123	$150	$163	$176	$3,333	$—	$—	$3,945	$3,945

Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$—	$30,825	$30,825	$32,081

(a)	At September 30, 2006 there were no borrowings against our note payable to bank.
     The following table presents principal cash flows for debt outstanding at December 31, 2005, by maturity date (in thousands).
Outstanding Debt Obligations

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Note payable to bank (a)	$—	$—	$—	$—	$—	$—	$—	$—

Long-term debt
Fixed Rate	$2,909	$3,143	$3,416	$3,699	$3,061	$105,433	$121,661	$118,847
Variable Rate	$711	$383	$1,984	$187	$3,293	$—	$6,558	$6,558

Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$47,423	$47,423	$48,987

(a)	At December 31, 2005 there were no borrowings against our note payable to bank.

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
Changes in Internal Controls
     In the third quarter of 2006 we began using the general ledger system Microsoft Dynamics - Great Plains (“Dynamics GP”). In addition to certain important functional changes in the preparation of our accounts and records as they relate to financial reporting, the implementation of Dynamics GP improved our internal controls as they relate to user and general system security and the separation of duties within the system as compared to our legacy system. It also reduced certain manual processing of data and our reliance on certain spreadsheets for financial reporting.
     While enhancing our internal controls, the implementation of Dynamics GP did not materially change our overall system of internal controls over financial reporting, which we continue to believe operates effectively. Senior management continues to review operating results. Disclosures and controls regarding the overall reliability of our financial reporting and preparation of financial statements in accordance with generally accepted accounting principles, controls over the receipt and disbursement of funds, and controls over the safeguarding of assets have not changed.
     There have been no other significant changes in our internal controls or in other factors that could significantly affect internal controls during the period to which this quarterly report relates.
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
Red Lion Hotels Corporation
Registrant

	Signature	Title	Date

By:	/s/ Anupam Narayan	Executive Vice President, Chief	November 14, 2006
	Anupam Narayan	Investment Officer, and Chief
Financial Officer
(Principal Financial
Officer)

By:	/s/ Anthony F. Dombrowik	Senior Vice President,	November 14, 2006
	Anthony F. Dombrowik	Corporate Controller
(Principal Accounting
Officer)