Form 10-K
period 2006-12-31
Red Lion Hotels CORP
filed 2007-03-16
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number: 001-13957

Red Lion Hotels Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1032187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 W. North River Drive, Suite 100 Spokane Washington (Address of principal executive offices)	99201 (Zip Code)

Registrant’s telephone number, including area code:
(509) 459-6100

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange
Guarantee with Respect to 9.5% Trust Preferred Securities (Liquidation Amount of $25 per Trust Preferred Security) of Red Lion Hotels Corporation Capital Trust	New York Stock Exchange

Securities registered pursuant to section 12 (g) of the Act:
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock as of June 30, 2006 was $209.0 million, of which 89.0% or $186.0 million was held by non-affiliates as of that date. As of February 28, 2007, there were 19,136,102 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Registrant’s 2006 fiscal year, are incorporated by reference herein in Part III.

PART I

This annual report on Form 10-K includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will” and similar expressions or their negatives are used in this annual report, these are forward-looking statements. Many possible events or factors, including those discussed in “Risk Factors” under Item 1A of this annual report, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report.

In this report, “we,” “us,” “our,” “our company,” “the company” and “RLH” refer to Red Lion Hotels Corporation and, as the context requires, all of its wholly and partially owned subsidiaries, including its 100% ownership of Red Lion Hotels Holdings, Inc. and Red Lion Hotels Franchising, Inc. and its approximate 99% ownership of Red Lion Hotels Limited Partnership. “Red Lion” refers to the Red Lion brand. The terms “the system,” “system-wide hotels” or “system of hotels” refer to our entire group of owned, leased, managed and franchised hotels.

We were incorporated in the state of Washington in April 1978, and operated hotels during that period under various brand names including Cavanaughs Hotels. In 1999, we acquired WestCoast Hotels, Inc., and rebranded our Cavanaughs hotels to the WestCoast brand, changing our name to WestCoast Hospitality Corporation. In 2001, we acquired Red Lion Hotels, Inc. In September 2005, after rebranding most of our WestCoast hotels to the Red Lion name, we changed our name to Red Lion Hotels Corporation.

Item 1.	Business

Introduction

Red Lion Hotels Corporation is a NYSE-listed hospitality and leisure company primarily engaged in the ownership, operation and franchising of midscale and upscale, full service hotels under our proprietary Red Lion brand. As of December 31, 2006, our system of hotels contained 58 hotels located in nine states and one Canadian province, with 10,167 rooms and 506,629 square feet of meeting space as provided below:

		Total	Meeting
		Available	Space
	Hotels	Rooms	(sq. ft.)

Owned and Leased Hotels(1)	32	6,046	313,328
Franchised Hotels	25	3,867	157,301
Managed Hotels	1	254	36,000

Total	58	10,167	506,629

(1)	Statistics include one hotel identified as a discontinued business unit, with 218 rooms and 14,000 square feet of meeting space.

Established over 30 years ago, the Red Lion brand today is well recognized, particularly in the western United States, and is typically associated with three- and four-star full-service hotels by our customers. Red Lion is about “Staying Comfortable” and our product and service culture works in both large urban and smaller markets. Each of our hotels reflects its individual local market, rather than a “one-size-fits-all” corporate standard. We believe our adherence to consistent customer service standards and brand touch-points makes guests feel at home no matter where they are. Our hotels are typically classified as upscale and midscale with food and beverage.

Our goal is to create the most memorable guest experience possible, allowing us to be the leader in our markets through personalized, exuberant service. To achieve that goal, we have focused our resources — monetary, capital and human — over the past few years in three primary areas:

•	Infrastructure — Improving the foundation of the corporation including focusing on our core competencies, improving our liquidity and capital resources, improving the infrastructure used to manage reservations and support our hotel system and increasing our depth of resources through targeted additions to our leadership team.

•	Physical Assets — Improving our product, including the physical assets presented to our guests and the feel of our guest experience.

•	Growth — Preparing for growth, especially in the franchise arena, means creating consistent upscale brand standards throughout our hotel system, enhancing the service delivery presented to our customers and developing and connecting with our associates in an effort to better meet the expectations of our guests.

In 2006, we continued to see the results of our efforts, with marked improvements in room rates at our hotels and strong customer satisfaction results. We also saw growth in our business fundamentals including revenues, operating income and revenue per available room. Significant events throughout 2006 included:

•	Completed the largest room renovation program in company history;

•	Completed public offering of 5.8 million shares of common stock, generating gross proceeds of $64.3 million;

•	Obtained a new $50 million revolving credit facility;

•	Reduced our debt by over $59 million;

•	Divested non-core real estate management business; and

•	Completed the sale of three non-core hotels for $15.8 million of proceeds.

Hospitality Industry Performance Measures and Definitions

We believe that the following performance measures, which are widely used in the hospitality industry and appear throughout this document, are important to our discussion of operating performance:

•	Total available rooms represents the number of rooms available multiplied by the number of days in the reported period. We use total available rooms as a measure of capacity in our system of hotels and do not adjust total available rooms for rooms temporarily out of service for remodel or other short-term periods.

•	Average occupancy represents total paid rooms occupied divided by total available rooms. We use average occupancy as a measure of the utilization of capacity in our system of hotels.

•	Revenue per available room, or RevPAR, represents total room and related revenues divided by total available rooms. We use RevPAR as a measure of performance yield in our system of hotels.

•	Average daily rate, or ADR, represents total room revenues divided by the total number of paid rooms occupied by hotel guests. We use ADR as a measure of room pricing in our system of hotels.

•	Comparable hotels are hotels that have been owned, leased, managed or franchised by us for each of the periods presented.

Throughout this discussion, unless otherwise stated, RevPAR, ADR and average occupancy statistics are calculated using statistics for comparable hotels. When presented in this discussion, the above performance measures will be identified as belonging to a particular market segment, system-wide, or for continuing operations versus discontinued operations or total combined operations. Also, unless otherwise indicated, industry statistics are from Smith Travel Research, an independent statistical research service that specializes in the lodging industry. Some of the terms used in this report, such as “full service,” “upscale” and “midscale” are consistent with Smith Travel Research terms. We are a full service brand. Smith Travel Research categorizes hotels into seven chain scales. Our hotels are typically classified by Smith Travel Research in the upscale and midscale with food and beverage chain scale.

Company Strategy

Our strategy is to deliver growth and drive shareholder value through the following key initiatives:

•	Grow ADR and occupancy through our service initiatives and significant renovation program;

•	Expand our network of hotels by establishing brand penetration in a “hub and spoke” pattern;

•	Maximize the value of our owned hotel and real estate portfolio by capitalizing on market opportunities; and

•	Increase flexibility by optimizing our capital structure.

We have dedicated significant resources to these initiatives. We launched an extensive hotel renovation plan, enhanced our technology infrastructure, introduced our revitalized brand image, changed our corporate name and announced an aggressive five-year growth plan to double the number of markets where Red Lion has a presence from 50 to 100. In 2006, we delivered results and built momentum. We completed our room renovation plan, began adjusting our mix of customers to higher rate and higher profit business, and significantly improved our capital structure and financial flexibility by reducing our leverage. In 2007 and beyond, we intend to build on the momentum we have created and complete the implementation of our revitalization plan. We want to ensure that Red Lion remains a preferred hotel brand for guests, owners and investors.

Largest renovation program in company history.

We are completing the most significant capital investment program in our history in order to improve comfort, freshen décor and upgrade technology at our owned and leased hotels. In 2006 and 2005, we invested almost $30.0 million and $20.0 million, respectively, into our owned and leased hotels. During 2007, we expect to spend an additional $18.0 million on capital improvements primarily for non-room guest contact areas such as lobbies, restaurants, exteriors, banquet rooms and routine capital expenditures. The capital improvements have been funded primarily from existing cash and the net proceeds received from divestiture of non-core assets.

We continued to operate our hotels during the renovation process, which limited our ability to maximize occupancy and room rates at these properties during primarily the first and second quarters of 2006. As a result, operating performance at hotels under renovation were negatively impacted. However, as evidenced by average RevPAR growth from continuing operations of 11.0% and 8.1% during the third and fourth quarters of 2006 compared to 2005, we believe the results of this program have been successful and that our capital investment will continue to improve our operating results.

Establish brand penetration in a “hub and spoke” pattern.

We intend to significantly expand the number of hotels in the Red Lion system through franchises, acquisition and/or joint ventures. We expect to add properties in large, western U.S. urban markets, complemented by leading properties in smaller, secondary cities. This is our “hub and spoke” strategy, where we establish a strong presence in certain major metropolitan cities and expand into adjoining markets. We intend to progressively move east, leveraging the momentum of our growth in the western states. By growing the name recognition of the Red Lion brand and correspondingly increasing our customer base, we believe we can increase RevPAR across our hotel system. We have set forth below our strategy for accomplishing our external growth initiatives.

Hotel acquisitions and equity investments.  We intend to selectively make joint venture investments or acquire hotels located in major metropolitan cities. We believe that having equity interests in such hotels will give us operational control of hotels in highly visible markets. The greater San Francisco, Los Angeles, Phoenix and Dallas areas are examples of “hub” markets we are targeting for expansion. We will evaluate investment opportunities based upon a number of factors including price, strategic fit, potential profitability and geographic distribution.

Franchise the Red Lion brand.  We expect to leverage our brand awareness in the western United States to expand our presence through franchising in primary and secondary markets. We believe that this strategy will allow us to continue to expand our geographic coverage without requiring significant capital investment, resulting in increased revenues and profitability. We believe our brand represents an attractive conversion opportunity for hotel owners in markets where competing hotel companies have saturated the market with their multiple brands. Our single focus on the Red Lion brand offers potential franchisees a full service brand alternative with a distinctive product, a full range of support services, strong reservation contribution and an attractive fee structure.

To facilitate our franchising efforts, in 2006 we named a Vice President of Brand Development to focus solely on expanding the Red Lion brand with high-quality franchisees. We believe we are well positioned to integrate new franchisees into our hotel system with the scalable operational infrastructure we have implemented in recent years.

Implementation of new operational and infrastructure initiatives.

To accomplish the goals of delivering consistent high-quality service to our guests and establishing a scalable foundation for future growth, we have implemented a number of key initiatives. During the past three to four years, we have (i) enhanced service standards, (ii) developed innovative marketing programs, (iii) implemented state of the art technology and (iv) revitalized our brand image.

Enhanced service standards.  We have implemented a new service standard and training program called “The Red Lion Way,” which is designed to provide Red Lion employees more tools to create a positive, memorable guest experience. We believe our enhanced service standards will appeal to our guests and increase brand loyalty, resulting in improved revenues.

Innovative marketing programs.

•	Our GuestAwards loyalty program allows guests to accumulate points that are redeemable for complimentary hotel stays, air miles, car rentals, merchandise, entertainment and other incentives, including stays at our redemption partner hotels and resorts. We believe the diverse and appealing redemption options available to our GuestAwards members builds guest loyalty. In addition, program members are provided free high-speed, wireless internet access at our hotels. In 2005, we added Outrigger Hotels and Resorts in Hawaii as a redemption partner to add value to our amenity program and we continue to actively pursue cooperative redemption arrangements with marketing partners to expand the appeal and flexibility of our loyalty plan.

•	Our Net4Guests program provides all hotel guests in our owned and leased hotels access to free high-speed wireless internet. We believe a unique feature of our Net4Guests program is that GuestAwards loyalty program members can use our hotels as a “hot spot” at anytime, even if they are not staying at the hotel.

•	Our “Stay Comfortable” advertising campaign is designed to increase awareness of the brand and our product upgrades through radio, newspapers, in-flight magazines and internet advertising.

•	Our “We Promise or We Pay” program encourages guests to reserve rooms on www.redlion.com through one of the most aggressive rate guarantee programs in the industry. Guests are guaranteed that they will not find a lower room rate than that offered on our branded website at any non-opaque third party website such as Expedia.com, Travelocity.com or Orbitz.com.

State of the art technology, including:

•	Proprietary website. In September 2005, we launched www.redlion.com, a feature-filled and technologically advanced proprietary website that allows users to view our hotel portfolio; compare our room rates with rates for our hotels available on other websites; reserve rooms; obtain account information and redeem awards for our GuestAwards loyalty program; and utilize click-to-call technology to obtain information regarding our hotels and facilities. We believe that the most cost-effective method for securing internet room reservations is through our website, because it eliminates commissions and other fees otherwise paid to third parties. Our focus on driving customers to our branded website has made it one of our largest sources of online reservations, allowing us to further maximize our yield on those types of bookings.

•	Central reservation system. We maintain a central hotel reservation platform that seamlessly interfaces with all electronic distribution channels. We believe this system increases our exposure to potential guests and expands our opportunity to capture incremental revenue from consumers who book travel electronically.

Revitalized brand image.  In September 2005, we introduced a new logo with a contemporary design to better reflect our upgraded hotel product and to position Red Lion as a preferred hotel brand for guests, owners and investors.

Maximize the value of our owned hotel and real estate portfolio.

We continuously review our owned hotel and real estate portfolio for opportunities to maximize profitability and effectively redeploy capital. In November 2004, we announced our plan to divest eleven of our non-strategic owned hotels, certain commercial office buildings and certain other non-core properties. We completed the sale of seven of the eleven hotels and one commercial office building in 2005, and three hotels sold in 2006, resulting in gross proceeds of approximately $15.8 million and $52.8 million, respectively. Proceeds from the sales have been used to finance the company-wide renovation program previously discussed. We currently are holding one commercial real estate complex for sale, located in Spokane, Washington, one hotel in Kalispell, Montana and surplus undeveloped land.

We also strive to maximize the value of our real estate portfolio through redevelopment. We believe opportunities may exist to redevelop certain of our properties which are located in resort areas and in urban markets that have recently experienced significant growth.

Increase flexibility and improve capital markets profile.

Our financial strategy is designed to support our business strategy, with the goal of having a flexible capital structure that supports our growth initiatives. During 2006, we completed a public offering of 5.8 million shares of common stock generating gross proceeds of $64.3 million. We believe that through the public offering, we have attracted a significant number of new shareholders and considerably diversified our shareholder base, as well as improved our capital markets profile. This has led to an increase in the financial services community’s familiarity with Red Lion, which we believe will afford us greater financial flexibility in the future.

Also during 2006, we reduced our debt by over $59 million primarily from the proceeds from this offering as well as from asset sales. We also obtained a new $50 million revolving credit facility that can be extended to $100 million subject to certain conditions. Through these initiatives during the year, we believe we have increased our financial flexibility to facilitate our future growth.

Competitive Strengths

Experienced senior management team.

We have an experienced senior management team led by our President and Chief Executive Officer, Arthur M. Coffey, who has been with the company for 25 years. Our executive committee members have on average more than 20 years of hospitality industry experience. The balance of our senior management team has strengths in key areas, including hotel development, ownership and management; finance; e-commerce; franchising; sales and marketing; food and beverage management; entertainment and real estate. Their extensive and diverse expertise provides us with a broad perspective from which we can make strategic management and operational decisions.

Strong proprietary brand and long operating history.

The Red Lion brand, which we believe projects comfort and memorable experiences for our hotel guests, has been well known in the western United States for more than 30 years. As the owner and operator of many of our hotels, we have been able to control brand standards across the system. In addition, as the owner of the Red Lion brand, we have diversified our revenue base by franchising the brand to third-party hotel owners.

Strong value proposition.

Our Red Lion brand is associated with high-quality lodging, extensive meeting facilities and superior food and beverage operations. Our hotels provide exceptional and friendly service and accommodations at competitive prices within the markets we serve. We seek to ensure consistent quality across our hotel portfolio, offering valuable services such as dining, fitness centers, business services and other ancillary services. In addition, our guest room standards include products that are important to both leisure and business travelers, including free wireless high-speed internet service, comfortable work space and high-quality furnishings, including new pillow-top beds.

We believe we are well positioned against other hotel owners and operators in the midscale and upscale full service segments of the lodging industry. In our “hub” markets, we believe our primary competitors include Crowne Plaza®, Doubletree®, Four Points®, Radisson®, Hilton® and Marriott®. In our secondary markets, we believe our competitors include Courtyard®, Holiday Inn® and Hilton Garden Inn®.

Attractiveness to franchisees.

We offer a strong support system to our franchisees by providing a full suite of franchise services, including (i) central reservations, (ii) revenue management, (iii) national and regional sales, (iv) marketing, (v) systems, operations and customer service training, (vi) corporate purchasing programs and (vii) quality evaluations. As such, our Red Lion brand is attractive to potential franchisees by offering a distinct product valued by customers, backed by a full suite of support services. During 2006, approximately 42% of our system-wide total room revenues were delivered through our reservation channels up from 36% in 2005. We believe that our reservation systems, sales and marketing initiatives and our support services are of value to hotel owners.

Strong emphasis on customer service.

We continually challenge ourselves to maintain and maximize customer service. We have created a service standard and training program called “The Red Lion Way,” which is designed to provide Red Lion employees more tools to create a positive and memorable guest experience. Through this increased level of personal service, we believe we differentiate Red Lion from our competitors.

Well positioned to capitalize on industry-wide growth.

We believe we are well positioned to capitalize on the expected continued improvement in lodging industry supply and demand fundamentals. We believe our newly renovated hotel portfolio combined with our enhanced service standards will appeal to our guests and allow us to capture a significant portion of the increasing demand for lodging facilities in our markets. To date, we have been successful in attracting new guests and increasing room rates as evidenced by consistent RevPAR growth from continuing operations.

Operations

We operate in three reportable segments: hotels; franchise and management; and entertainment.

Our “Hotels” reporting segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels. As of December 31, 2006, we operated 32 hotels, of which 19 are wholly-owned and 13 are leased. During 2006, our hotel segment accounted for approximately 91% of total revenues, or $154.8 million.

Our “Franchise and Management” reporting segment is engaged primarily in licensing our brand to franchisees and managing hotels for third-party owners. The franchise and management segment generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners in exchange for the use of our brand. They also receive access to our central services programs, which include the reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards. The segment also reflects revenue from management fees charged to the owners of our managed hotels, typically based on a percentage of a hotel’s gross revenues plus an incentive fee based on operating performance. As of December 31, 2006, we managed one hotel owned by a third-party and franchised 25 hotels. During 2006, our franchise and management segment accounted for approximately 1.7% of total revenues, or $2.9 million.

A comparative summary of the performance of our hotel system, including all hotels owned, leased, managed and franchised for each of the periods presented, is as follows:

	For the Year Ended December 31,
	2006			2005			2004
	Average(2)			Average(2)			Average(2)
	Occupancy	ADR(3)	RevPAR(4)	Occupancy	ADR(3)	RevPAR(4)	Occupancy	ADR(3)	RevPAR(4)

Red Lion Hotels:
Owned and Leased Hotels	59.2%	$82.55	$48.89	61.8%	$73.76	$45.61	60.4%	$71.31	$43.06
Franchised Hotels	61.8%	$75.55	$46.71	58.5%	$72.62	$42.48	57.2%	$70.70	$40.44

Total Red Lion Hotels	60.1%	$80.24	$48.19	60.8%	$73.41	$44.61	59.4%	$71.12	$42.22

System-wide(1)	59.7%	$81.33	$48.54	60.4%	$74.48	$44.98	59.0%	$72.02	$42.49

Change from prior comparative period:
Red Lion Hotels:
Owned and Leased Hotels	(2.6)	11.9%	7.2%	1.4	3.4%	5.9%
Franchised Hotels	3.3	4.0%	10.0%	1.3	2.7%	5.0%

Total Red Lion Hotels	(0.7)	9.3%	8.0%	1.4	3.2%	5.7%

System-wide(1)	(0.7)	9.2%	7.9%	1.4	3.4%	5.9%

(1)	System-wide includes all hotels owned, leased, managed and franchised, presented on a comparable basis for hotel statistics. This includes one managed property and one hotel held as discontinued, neither utilizing the Red Lion brand.

(2)	Average occupancy represents total paid rooms divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period and includes rooms taken out of service for renovation.

(3)	Average daily rate (“ADR”) represents total room revenues divided by the total number of paid rooms occupied by hotel guests.

(4)	Revenue per available room (“RevPAR”) represents total room and related revenues divided by total available rooms.

Our “Entertainment” segment derives revenues primarily from event ticket distribution and promotion services, and presents a variety of entertainment productions under the operations of TicketsWest and WestCoast Entertainment. We offer ticketing inventory management systems, call center services and outlet/electronic channel distribution for event locations. We have developed an electronic ticketing platform that is integrated with our electronic hotel distribution system. During 2006, our entertainment segment accounted for approximately 6.3% of total revenues, or $10.8 million.

None of our remaining activities constitute a reportable segment and have been aggregated into “Other.” Through September 30, 2006, we also reported a “Real Estate” segment that historically included the ownership of commercial real estate properties and the management of commercial and residential projects. During 2006, we divested our real estate management business. Also in association with our divestiture of non-core assets, during the fourth quarter of 2006 we listed one of our two remaining wholly-owned commercial properties for sale and have classified its assets, liabilities and results of operations within discontinued operations for all periods presented. Our remaining office and retail properties no longer constitute a separate reportable segment and their operating results for 2006, 2005 and 2004 have been reclassified to “Other.”

A summary of our reporting segment revenues is as follows (in thousands):

	Year Ended December 31,
	2006		2005		2004

Hotels:
Room revenue	$103,677	60.9%	$96,296	59.1%	$91,140	56.3%
Food and beverage revenue	47,517	27.9%	45,659	28.0%	46,614	28.8%
Other department revenue	3,623	2.1%	4,170	2.5%	4,670	2.8%

Total hotels segment revenue	154,817	90.9%	146,125	89.6%	142,424	87.9%

Franchise and management revenue	2,853	1.7%	2,860	1.8%	2,575	1.6%
Entertainment revenue	10,791	6.3%	9,827	6.0%	11,615	7.2%
Other revenue	1,907	1.1%	4,241	2.6%	5,350	3.3%

Total revenue	$170,368	100.0%	$163,053	100.0%	$161,964	100.0%

Employees

As of December 31, 2006, we employed approximately 3,178 people on a full-time or part-time basis, with 2,867 in hotel operations and the remainder in our administrative office and our entertainment division. At December 31, 2006, approximately 5% of our total workforce was covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and organized settlement of labor disputes. We believe our employee relations are satisfactory.

Available Information

Through our website (www.redlion.com), we make available our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to these reports and all other reports filed with the U.S. Securities and Exchange Commission (“SEC”), pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports may also be obtained at no cost through the SEC (www.SEC.gov or 800-SEC-0330 or the SEC’s Public Reference Room, 100 F Street, N.E., Washington D.C. 20549).

Our internet website also contains our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, Charters for our Audit, Compensation and Nominating and Corporate Governance Committees, Accounting and Audit Complaints and Concerns Procedures and information regarding stockholder communications with our Board of Directors.

Item 1A.	Risk Factors

We are subject to various risks, including those set forth below, that could have a negative effect on our financial condition and could cause results to differ materially from those expressed in forward-looking statements contained in this report or other Red Lion communications.

The lodging industry is highly competitive, which may impact our ability to compete successfully with other hospitality and leisure companies in the future.

The lodging industry is comprised of numerous national, regional and local hotel companies and is highly competitive. Competition for occupancy is focused on three major segments of travelers: business travelers, convention and group business travelers and leisure travelers. All three segments are significant occupancy drivers for our hotel system and our marketing efforts are geared towards attracting their business.

Competition in the industry is primarily based on service quality, range of services, brand name recognition, convenience of location, room rates, guest amenities and quality of accommodations. We compete against national limited and full service hotel brands and companies, as well as various regional and local hotels in the midscale and upscale full-service hotel segments of the industry. Many of our competitors have greater name recognition, a larger network of locations and greater marketing and financial resources than we do. Additionally, new and existing competitors may offer significantly lower rates, greater convenience, services or amenities or superior facilities, which could attract customers away from our hotels. Our ability to remain competitive and to attract and retain customers depends on our success in differentiating and enhancing the quality, value and efficiency of our product and customer service.

We also compete with other hotel brands and management companies for hotels to add to our system, including through management and franchise agreements. Our competitors include management companies as well as large hotel chains that own and operate their hotels and franchise their brands. As a result, the terms of prospective franchise and management agreements may not be as favorable as our current agreements.

If we are unable to compete successfully in these areas, our market share and operating results could be diminished, resulting in a decrease in occupancy, ADR and RevPAR for our hotels. Changes in demographics and other changes in our markets may also adversely impact the convenience or desirability of our hotel locations, thereby reducing occupancy, ADR and RevPAR and otherwise adversely impacting our results of operations and financial condition.

Our operating results are subject to conditions affecting the lodging industry.

Our revenues and operating results may be adversely impacted by a number of factors, including but not limited to:

•	A downturn in the national, regional or local economic climate, which could reduce the demand for hotel rooms and related lodging services and put pressure on room rates;

•	The attractiveness of our hotels to consumers and competition from other hotels;

•	The quality, philosophy and performance of the employees of our hotels;

•	The need to periodically repair and renovate the hotels in our system;

•	The lack of availability of capital to allow us to fund renovations and investments;

•	Changes in travel patterns, extreme weather conditions and cancellation of or changes in events scheduled to occur in our markets;

•	Increases in transportation and fuel costs, the financial condition of the airline industry and the impact on air travel;

•	Increases in operating costs, due to inflation and other factors such as minimum wage requirements, overtime, healthcare, working conditions, work permit requirements and other labor-related costs, energy prices, insurance and property taxes, as well as increases in construction or associated renovation costs;

•	Impact of war, actual or threatened terrorist attacks, heightened security measures and other national, regional or international political and geopolitical conditions;

•	Travelers’ fears of exposure to contagious diseases;

•	The impact of internet intermediaries on pricing;

•	Oversupply of hotel rooms in markets in which we operate;

•	Restrictive changes in zoning and similar land use laws and regulations, or in health, safety and environmental laws, rules and regulations;

•	Possible requirements to make substantial modifications to our hotels to comply with the Americans with Disabilities Act of 1990 or other governmental or regulatory actions; and

•	The financial condition of third-party property owners and franchisees, which may impact their ability to fund amounts required for renovations as required under management and franchise agreements.

Any of these factors could adversely impact hotel room demand and pricing and result in reduced occupancy, ADR and RevPAR, or could otherwise adversely affect our results of operations and financial condition including government imposed fines or private litigants winning damage awards against us.

Our hotels may be faced with labor disputes which would harm the operation of our hotels.

We rely heavily on our employees to provide high-quality personal service at our hotels, and any labor dispute or stoppage could harm our ability to provide those services, which could reduce occupancy and room revenue, tarnish our reputation and harm our results of operations.

Our success depends on the value of our name, image and brand. If demand for our hotels decreases or the value of our name, image or brand diminishes, our business and operations would be harmed.

Our success depends, to a large extent, on our ability to shape and stimulate consumer tastes and demands by maintaining innovative, attractive and comfortable properties and services, as well as our ability to remain competitive in the areas of design and quality. If we are unable to anticipate and react to changing consumer tastes and demands in a timely manner, our results of operations and financial condition could be harmed.

Our business would be harmed if our public image or reputation were to be diminished by the operations of any of the hotels in our system. Our brand name and trademarks are integral to our marketing efforts. If the value of our name, image or brand were diminished, our business and operations would be harmed.

Our business is capital intensive and our hotel acquisition, development, redevelopment and renovation projects might be more costly than we anticipate.

We are committed to keeping our properties well maintained and attractive to our customers in order to remain competitive and increase our competitiveness within the industry. This creates an ongoing need for cash, and to the extent we, our franchisees or owners of any hotels we manage cannot fund expenditures from cash generated from operations, funds must be borrowed or otherwise obtained. In addition, we intend to acquire additional hotels in the future, either through direct purchase or joint venture. Hotel redevelopment, renovation and new project development are subject to a number of risks, including:

•	Construction delays or cost overruns;

•	Numerous federal, state and local government regulations affecting the lodging industry, including building and zoning requirements and other required governmental permits and authorizations;

•	Uncertainties as to market demand or a loss of market demand after capital improvements have begun; and

•	Potential environmental problems.

As a result, we could incur substantial costs for projects that are never completed. Further, financing for these projects may not be available or, even if available, may not be on terms acceptable to us. Any unanticipated delays or expenses incurred in connection with the acquisition, development, redevelopment or renovation of the hotels in our system could impact expected revenues and availability of funds, negatively affect our reputation among hotel customers, owners and franchisees and otherwise adversely impact our results of operations and financial condition, including the carrying costs of our assets.

Our expenses may remain constant or increase even if revenues decline.

The expenses of owning property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in revenues to a hotel. Accordingly, a decrease in our revenues could result in a disproportionately higher decrease in our earnings because our expenses are unlikely to decrease proportionately.

The increasing use of third-party travel websites by consumers may adversely affect our profitability.

Some of our hotel rooms may be booked through third-party travel websites such as Travelocity.com and Expedia.com. If these internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. We believe that these internet intermediaries hope that consumers will eventually develop brand loyalties to their reservation systems. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through internet intermediaries increases significantly, our room revenues may flatten or decrease and our profitability may be adversely affected.

Risks associated with real estate ownership may adversely affect revenue or increase expenses.

We are subject to varying degrees of risk that generally arise from the ownership of real property. Revenue and cash flow from our hotels and other real estate may be adversely affected by, and costs may increase as a result of, changes beyond our control, including but not limited to:

•	Changes in national, regional and local economic conditions;

•	Changes in local real estate market conditions;

•	Increases in interest rates, and other changes in the availability, cost and terms of financing and capital leases;

•	Increases in property and other taxes; and

•	The impact of present or future environmental legislation and adverse changes in other governmental regulations.

These adverse conditions could potentially cause the terms of our borrowings to change unfavorably. In such circumstances, if we were in need of capital to repay indebtedness in accordance with its terms or otherwise, we could be required to sell one or more hotels at times that might not permit realization of the maximum return on our investments. Unfavorable changes in one or more of these conditions could also result in unanticipated expenses and higher operating costs, thereby reducing operating margins and otherwise adversely affecting our results of operations and financial condition.

The illiquidity of real estate investments and the lack of alternative uses of hotel properties could significantly limit our ability to respond to adverse changes in the performance of our hotels and harm our financial condition.

Real estate investments are relatively illiquid, and therefore our ability to promptly sell one or more of our hotels in response to changing economic, financial or investment conditions is limited. The real estate market, including the market for our hotels, is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. If we decide to sell one or more of our hotels, we may be unable to do so and, even if we are able to sell the hotels, it may take us a long time to find willing purchasers and the sales may be on unfavorable terms. We also may be required to expend funds to correct defects or to make improvements before a hotel can be sold. If we do not have funds available for such purposes, our ability to sell the hotel could be restricted or the price at which we can sell the hotel may be less than if these improvements were made.

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

The nature of our responsibilities under our hotel management agreements, as well as our responsibilities to enforce brand standards under both management and franchise agreements may, in some instances, be subject to interpretation and may give rise to disagreements. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential franchisees and hotel owners and joint venture partners; however, we may not always be able to do so. Failure to resolve such disagreements may result in litigation, arbitration or other legal actions.

Our business is seasonal in nature, and we are likely to experience fluctuations in our results of operations and financial condition.

Our business is seasonal in nature, with the period from May through October generally accounting for the greatest portion of our annual revenues. Therefore, our results for any quarter may not be indicative of the results that may be achieved for the full fiscal year. The seasonal nature of our business increases our vulnerability to risks during this period, including labor force shortages, cash flow problems, regional economic downturns, poor weather conditions, actual or threatened terrorist attacks and international conflicts. The adverse impact to our revenues would likely be greater as a result of our seasonal business.

Our properties are subject to risks relating to natural disasters, terrorist activity and war and any such event could materially adversely affect our operating results without adequate insurance coverage or preparedness.

Our financial and operating performance may be adversely affected by acts of God, such as natural disasters, particularly in locations where we own and/or operate significant properties. We carry comprehensive liability, public area liability, fire, flood, boiler and machinery, extended coverage and rental loss insurance for our properties. However, certain types of catastrophic losses, such as those from earthquake, volcanic activity, terrorism and environmental hazards, may exceed or not be covered by our insurance coverage because it is not economically feasible to insure against such losses. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, war and terrorist activity, including the potential for war and threats of terrorist activity, epidemics, travel-related accidents, as well as geopolitical uncertainty and international conflict, which impact domestic and international travel, have caused in the past, and may cause in the future, our results to differ materially from anticipated results. In addition, depending on the severity, a major incident or crisis may prevent operational continuity and consequently impact the value of the brand or the reputation of our business.

If we fail to comply with privacy regulations, we could be subject to fines or other restrictions on our business.

We collect and maintain information relating to our guests for various business purposes, including maintaining guest preferences to enhance our customer service and for marketing and promotion purposes and credit card information. The collection and use of personal data are governed by privacy laws and regulations enacted in the U.S. and by various contracts under which we operate. Privacy regulation is an evolving area in which different jurisdictions may subject us to inconsistent compliance requirements. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to service our guests and market our products, properties and services to our guests. In addition, noncompliance with applicable privacy regulations, either by us or in some circumstances noncompliance by third parties engaged by us, could result in fines or restrictions on our use or transfer of data.

Any failure to protect our trademarks could have a negative impact on the value of our brand names.

The success of our business depends in part upon our continued ability to use our trademarks, increase brand awareness and further develop our brand. We have registered the following trade names and associated trademarks with the U.S. Patent and Trademark Office: Red Lion, WestCoast, GuestAwards, Net4Guests, Stay Comfortable and

TicketsWest. We have also registered some of these trademarks in Canada and Mexico, and are in the process of obtaining trademark registrations in Asia and Europe. We also own various derivatives of these trademarks, all of which are registered with or have a registration application pending with the U.S. Patent and Trademark Office. We cannot be assured that the measures we have taken to protect our trademarks will be adequate to prevent imitation of our trademarks by others. The unauthorized reproduction of our trademarks could diminish the value of our brand and its market acceptance, competitive advantages or goodwill, which could adversely affect our business.

We are subject to environmental regulations.

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

In connection with our acquisition of a hotel, a Phase I environmental assessment is conducted by a qualified independent environmental engineer. A Phase I environmental assessment involves an on-site inspection and researching historical usages of a property and databases containing registered underground storage tanks and other matters to determine whether an environmental issue exists with respect to the property which needs to be addressed. If the results of a Phase I environmental assessment reveal potential issues that warrant further investigation, a Phase II environmental assessment, which may include soil testing, ground water monitoring or borings to locate underground storage tanks, will be ordered. It is possible that Phase I and Phase II environmental assessments will not reveal all environmental liabilities or compliance concerns or that there will be material environmental liabilities or compliance concerns of which we will not be aware. Phase I environmental assessments have been performed on all properties owned by us, although they have not been performed on all of our leased properties.

We have not performed Phase II environmental assessments on two of our owned properties for which Phase II assessments were recommended, because we determined that any further investigation was not warranted for materiality reasons. We cannot assure you that these properties do not have any environmental risks associated with them. While we have not been notified by any governmental authority and we have no other knowledge of any material noncompliance, material liability or material claim relating to hazardous or toxic substances or other environmental substances in connection with any of our properties, we cannot assure you that these properties do not have any environmental concerns associated with them. We cannot assure you that we will not discover problems that currently exist, but of which we have no current knowledge that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our existing and future properties will not be affected by the condition of neighboring properties, such as the presence of leaking underground storage tanks, or by third parties unrelated to us.

We face risks relating to litigation.

At any given time, we are subject to claims and actions incidental to the operation of our business. The outcome of these proceedings cannot be predicted. If a plaintiff were successful in a claim against us, we could be faced with the payment of a material sum of money and we may not be insured for such a loss. If this were to occur, it could have an adverse effect on our financial condition.

Due to the geographic concentration of the hotels in our system, our results of operations and financial condition are subject to fluctuations in regional economic conditions.

Of the 58 hotels in our system at December 31, 2006, 45 are located in Oregon, Washington, Idaho or Montana. Our results of operations and financial condition may be significantly affected by the economy of the Pacific Northwest, which is dependent in large part on a limited number of major industries, including agriculture, tourism, technology, timber and aerospace. These industries may be affected by:

•	Changes in governmental regulations and economic conditions;

•	The relative strength of national and local economies; and

•	The rate of national and local unemployment.

In addition, companies in these industries may decide to relocate all or part of their businesses outside the Pacific Northwest. Any of these factors could materially affect the local economies in which these industries operate and where we have a presence. Other adverse events affecting the Pacific Northwest, such as economic recessions or natural disasters, could cause a loss of revenues for our hotels in this region. Our concentration of assets within this region puts us at greater economic risk. In addition, we operate or market multiple hotels within several markets. A downturn in general economic or other relevant conditions in these specific markets or in any other market in which we operate could lead to a decline in demand in these markets and cause a loss of revenues from these hotels.

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

As of December 31, 2006, there were 25 hotels in our system that were owned by others and operated under franchise agreements, which generally specify a fixed term and contain various early termination provisions, such as the right to terminate upon notice by paying us a termination fee. We cannot assure shareholders that these agreements will be renewed, or that they will not be terminated prior to the end of their respective terms. If these franchise agreements are not renewed, or are terminated prior to the expiration of their respective terms, the resulting decrease in revenue and loss of market penetration could have an adverse effect on our results of operations and financial condition.

We may be unsuccessful in identifying and completing acquisition opportunities, which could limit our ability to implement our long-term growth strategy and result in significant expenses.

We intend to pursue a full range of growth opportunities, including identifying hotels for acquisition, development, management, rebranding and franchising. Our ability to make acquisitions is dependent upon, among other things, our relationships with owners of existing hotels and certain major hotel investors, financing acquisitions and renovations and successfully integrating new hotels into our operations. We may be unable to find suitable hotels for acquisition, development, management, rebranding or franchising on acceptable terms, or at all. Competition with other hotel companies may increase the cost of acquiring hotels. Even if suitable hotels are identified for acquisition, we may not be able to find lenders or capital partners willing to finance the acquisition of the hotels on acceptable terms. Further, we may not have adequate cash from operations or from our available debt capacity to pursue such growth opportunities. Our failure to compete successfully for acquisitions, to obtain suitable financing for acquisitions we have identified or to attract and maintain relationships with hotel owners and major hotel investors could adversely effect our ability to expand our system of hotels. An inability to implement our growth strategy could limit our ability to grow our revenue base and otherwise adversely affect our results of operations.

If hotel acquisitions fail to perform in accordance with our expectations or if we are unable to effectively integrate new hotels into our operations, our results of operations and financial condition may suffer.

Based on our experience, newly acquired, developed or converted hotels typically begin with lower occupancy and room rates, thereby resulting in lower revenue. Our expansion within our existing markets could adversely affect the financial performance of our existing hotels in those markets and, as a result, negatively impact our overall results of operations. Expansion into new markets may also present operating and marketing challenges that are different from those we currently encounter in our existing markets. Additionally, any new hotels or enhanced or upgraded hotel amenities may fail to achieve revenue and profitability levels comparable to our existing hotels. Our inability to anticipate all of the changing demands that expanding operations will impose on our management and management information and reservation systems, or our failure to quickly adapt our systems and procedures to the new markets could result in lost revenue and increased expenses and otherwise have an adverse effect on our results of operations and financial condition.

We rely on our central reservation system for occupancy at our hotels and any failures in such system could negatively affect our revenues and cash flows.

We maintain a hotel reservation system that allows us to manage our rooms inventory through various distribution channels, including our websites, and execute rate management strategies. As part of our marketing strategy, we encourage guests to book on our website, which guarantees the lowest rate available compared to third-party travel websites. If our systems fail to operate as anticipated, or we fail to keep up with technological or competitive advances, our revenues and cash flows could suffer.

We have incurred debt financing and may incur increased indebtedness in connection with future acquisitions, capital expenditures or for other corporate purposes.

A substantial portion of our outstanding indebtedness is secured by individual properties. Neither our Articles of Incorporation nor our Bylaws limit the amount of indebtedness that we may incur. Subject to limitations in our debt instruments, we may incur additional debt in the future to finance acquisitions and renovations and for general corporate purposes. Accordingly, we could become highly leveraged, resulting in an increase in debt service that could adversely affect our operating cash flow. Our continuing indebtedness could increase our vulnerability to general economic and lodging industry conditions, including increases in interest rates, and could impair our ability to obtain additional financing in the future and to take advantage of significant business opportunities that may arise. Our indebtedness is, and will likely continue to be, secured by mortgages on our owned hotels. We cannot assure shareholders that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets, including our hotels, to foreclosure.

Adverse economic conditions could cause the terms on which borrowings become available to be unfavorable to us. In such circumstances, if we are in need of capital to repay indebtedness in accordance with its terms or otherwise, we could be required to sell one or more of our owned hotels at times that may not permit realization of the maximum potential return on our investments. Economic conditions could result in higher interest rates, which would increase debt service requirements on our variable rate credit facilities and could reduce the amount of cash available for general corporate purposes.

Failure to comply with debt covenants could adversely affect our financial results or condition.

In September 2006, we entered into a $50 million revolving credit facility that includes customary affirmative and negative covenants, the most restrictive of which are financial covenants dealing with leverage, interest coverage and debt service coverage. At December 31, 2006, we were in compliance with our covenants and had no amounts outstanding under the facility. We believe we will be able to comply with such requirements in the future, although failure to do so could adversely affect our results or financial condition and may limit our ability to obtain financing. For additional information, see Note 9 of Notes to Consolidated Financial Statements.

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

We place substantial reliance on the lodging industry experience and the institutional knowledge of members of our senior management team. Mr. Coffey, Mr. Narayan and Mr. Taffin are particularly important to our future success due to their substantial experience in the lodging industry, with the Red Lion brand and with our company. The loss of the services of one or more of these individuals could hinder our ability to effectively manage our business and implement our growth strategies. Finding suitable replacements for Mr. Coffey, Mr. Narayan or Mr. Taffin could be difficult, and competition for such personnel of similar experience and perspective is intense. We do not carry key person insurance on any of our senior management team.

Due to the shareholdings of our Chairman, together with other members of the Barbieri family, we may be limited in our ability to undertake transactions requiring shareholder approval.

As of December 31, 2006, Donald K. Barbieri, our Chairman of the Board, had sole voting and investment power with respect to 5.5% of our outstanding shares of common stock. Heather Barbieri, his ex-spouse, had sole voting and investment power with respect to 5.1% of our outstanding shares of common stock. Pursuant to a trust agreement, Donald K. Barbieri and Heather Barbieri share voting and investment power with respect to an additional 3.3% of our outstanding shares of common stock. Richard L. Barbieri, who is also a director and Donald K. Barbieri’s brother, beneficially owned 1.1% of our outstanding shares of common stock as of December 31, 2006. In addition, we believe that other members of the Barbieri family who are not directors, executive officers or 5% shareholders individually hold our outstanding common stock. As such, to the extent they are willing and able to act in concert, they may have the ability as a group to approve or block actions requiring the approval of our shareholders, including a merger or a sale of all of our assets or a transaction that results in a change of control.

The performance of our entertainment division is particularly subject to fluctuations in economic conditions.

Our entertainment division, which comprised 6.3% of our total revenues from continuing operations in 2006, engages in event ticketing and the presentation of various entertainment productions. Historically, we have attracted additional hotel guests by cross-selling tickets to entertainment events through our TicketsWest subsidiary. Our entertainment division is vulnerable to risks associated with changes in general regional and economic conditions, the potential for significant competition and a change in consumer trends, among other risks. In addition, we face the risk that entertainment productions will not tour the regions in which we operate or that such productions will not choose us as a presenter or promoter.

If we are unable to locate lessees for our office and retail space, our revenues and cash flow may be adversely affected.

We own and lease to others over 297,000 square feet of office and retail space in Spokane, Washington and Kalispell, Montana. We are subject to the risk that leases for this space might not be renewed upon their expiration, the space may not be relet or the terms of renewal or reletting such space, including the cost of required renovations, might be less favorable to us than current lease terms. Vacancies could result due to the termination of a tenant’s tenancy, the tenant’s financial failure or a breach of the tenant’s obligations. We may be unable to locate tenants for rental spaces vacated in the future or we may be limited to renting space on terms unfavorable to us. Delays or difficulties in attracting tenants and costs incurred in preparing for tenant occupancy could reduce cash flow, decrease the value of a property and jeopardize our ability to pay our expenses.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our mix of business is balanced between group, business travelers and leisure travelers with the mix varying by location. It is our mission to provide personalized, exuberant service and to create the most memorable guest experience possible. We strive to provide caring service and comfortable accommodations at our hotels, at competitive prices consistent with the markets we serve, and seek to maintain consistent quality and offer services such as dining, fitness centers, business services or other ancillary services. Most of our hotels offer flexible meeting space to service the group and convention markets. In addition, guest rooms are well equipped with products important to these travelers. We continue to invest in our hotel properties to maintain or improve quality conditions. In focus groups and market research, the Red Lion name is associated with superior service and is consistently identified by consumers when asked about their full service lodging selection and habits.

Under the Red Lion name as of December 31, 2006, we owned 19 hotels, leased 13, managed one third-party owned hotel and had 25 franchise arrangements owned and operated by third parties. To support our owned, leased, managed and franchised hotels, we provide all the services typical in our industry: marketing, sales, advertising, frequency program, revenue management, procurement, quality assurance, education and training, design and construction management. We maintain and manage our own central reservation call center with links to various travel agent global distribution systems (“GDS”) and electronic distribution channels on the internet, including our branded website. The table below reflects our hotel properties and locations, total available rooms per hotel, as well as meeting space availability, as of December 31, 2006.

		Total	Meeting
		Available	Space
Property	Location	Rooms	(sq. ft.)

Red Lion Owned Hotels
Red Lion Hotel Eureka	Eureka, California	175	4,890
Red Lion Hotel Redding	Redding, California	192	6,800
Red Lion Hotel Pocatello	Pocatello, Idaho	150	13,000
Red Lion Templin’s Hotel on the River	Post Falls, Idaho	163	11,000
Red Lion Hotel Canyon Springs	Twin Falls, Idaho	112	5,085
Red Lion Colonial Hotel	Helena, Montana	149	15,500
Red Lion Hotel Salt Lake Downtown	Salt Lake City, Utah	392	12,000
Red Lion Hotel Columbia Center	Kennewick, Washington	162	9,700
Red Lion Hotel Olympia	Olympia, Washington	192	16,500
Red Lion Hotel Pasco	Pasco, Washington	279	17,240
Red Lion Hotel Port Angeles	Port Angeles, Washington	186	3,010
Red Lion Hotel Richland Hanford House	Richland, Washington	149	9,247
Red Lion Bellevue	Bellevue, Washington	181	5,700
Red Lion Hotel on Fifth Avenue	Seattle, Washington	297	13,800
Red Lion Hotel Seattle Airport	Seattle, Washington	144	4,500
Red Lion Hotel at the Park	Spokane, Washington	400	30,000
Red Lion Hotel Yakima Center	Yakima, Washington	153	11,000
Red Lion Kalispell Center	Kalispell, Montana	170	10,500
WestCoast Outlaw Hotel(1)	Kalispell, Montana	218	14,000

Owned Hotels (19 properties)		3,864	213,472

Red Lion Leased Hotels
Red Lion Hotel Sacramento	Sacramento, California	376	19,644
Red Lion Hotel Boise Downtowner	Boise, Idaho	182	8,600
Red Lion Inn Missoula	Missoula, Montana	76	640
Red Lion Inn Astoria	Astoria, Oregon	123	5,118
Red Lion Inn Bend North	Bend, Oregon	75	2,000
Red Lion Hotel Coos Bay	Coos Bay, Oregon	143	5,000
Red Lion Hotel Eugene	Eugene, Oregon	137	5,600
Red Lion Hotel Medford	Medford, Oregon	185	9,552
Red Lion Hotel Pendleton	Pendleton, Oregon	170	9,769
Red Lion Hotel Kelso/Longview	Kelso, Washington	161	8,670
Red Lion River Inn	Spokane, Washington	245	2,800
Red Lion Hotel Vancouver (at the Quay)	Vancouver, Washington	160	14,785
Red Lion Hotel Wenatchee	Wenatchee, Washington	149	7,678

Leased Hotels (13 properties)		2,182	99,856

Other Managed Hotels
The Grove	Boise, Idaho	254	36,000

Managed Hotels (1 property)		254	36,000

		Total	Meeting
		Available	Space
Property	Location	Rooms	(sq. ft.)

Red Lion Franchised Hotels
Red Lion Inn & Suites Victoria	Victoria, BC Canada	85	450
Red Lion Hotel Bakersfield	Bakersfield, California	165	6,139
Red Lion Hotel Modesto	Modesto, California	186	6,600
Red Lion Hanalei Hotel San Diego(2)	San Diego, California	416	16,000
Red Lion Hotel Denver Central	Denver, Colorado	297	15,206
Red Lion Hotel Denver Downtown	Denver, Colorado	170	1,240
Red Lion Hotel Lewiston	Lewiston, Idaho	183	12,259
Red Lion Hotel Butte	Butte, Montana	131	4,250
Red Lion Hotel & Casino Elko	Elko, Nevada	222	3,000
Red Lion Hotel & Casino Winnemucca	Winnemucca, Nevada	105	1,271
Red Lion Hotel Lawton(2)	Lawton, Oklahoma	168	3,100
Red Lion Inn & Suites McMinnville	McMinnville, Oregon	67	1,312
Red Lion Inn Portland Airport Inn & Suites(3)	Portland, Oregon	68	650
Red Lion Inn Portland Airport	Portland, Oregon	136	3,000
Red Lion Hotel Portland Convention Center	Portland, Oregon	174	6,000
Red Lion Hotel Salem	Salem, Oregon	150	10,000
Red Lion Hotel on the River — Jantzen Beach	Portland, Oregon	318	35,000
Red Lion Hotel Tacoma	Tacoma, Washington	119	750
Red Lion Hotel Seattle South	Seattle, Washington	117	3,990
Red Lion Inn at Salmon Creek	Vancouver, Washington	89	1,100
Selkirk Lodge at Schweitzer Mountain — a Red Lion Hotel	Sandpoint, Idaho	82	8,784
White Pine Lodge at Schweitzer Mountain — a Red Lion Hotel	Sandpoint, Idaho	50	4,000
Red Lion Hotel Idaho Falls	Idaho Falls, Idaho	138	8,800
Red Lion Klamath Falls	Klamath Falls, Oregon	108	1,200
Red Lion Hillsboro(3)	Hillsboro, Oregon	123	3,200

Franchised Hotels (25 properties)(4)		3,867	157,301

Total — All Hotels (58 properties)		10,167	506,629

(1)	At December 31, 2006, this hotel was included as part of discontinued operations.

(2)	These hotels will leave our system of hotels in 2007.

(3)	Upon sale, these hotels entered into transitional franchise agreements ending in 2007.

(4)	We entered into a long term franchise agreement for the Red Lion Baton Rouge, a full service hotel expected to open in mid-2007 after a multi-million dollar renovation. This hotel has not been included in the property count at December 31, 2006.

Owned and Leased Hotels

Owned hotels are those properties which we operate and manage and have ownership of the hotel facility, equipment, personal property, other structures and in most cases, the land. We recognize revenues and expenses on these properties, including depreciation where appropriate.

Leased hotels are those properties which we operate and manage and may have ownership of some or all of the equipment and personal property on site, however, the hotel facility and the underlying land is occupied under an operating lease from a third party. We recognize revenues and expenses on these properties, including lease expense. The most significant leases, with expiration dates ranging from 2020 to 2033 and having renewal provisions, typically require us to pay fixed monthly rent and variable rent based on a percentage of revenue if certain sales thresholds are reached. In addition, we are responsible for repairs and maintenance, operating expenses and management of operations. For additional information on leases, refer to Note 13 of Notes to Consolidated Financial Statements.

Managed Hotels

As of December 31, 2006, we managed one third-party owned hotel with a total of 254 rooms and 36,000 square feet of meeting space. Under the typical hotel management agreement, we manage virtually all aspects of the hotel’s operations while the hotel owner is responsible for operating and other expenses. Our management fees are based on a percentage of the hotel’s gross revenue plus an incentive fee based on operating performance.

Franchised Hotels

As of December 31, 2006, we had franchise agreements with 25 hotels that were owned and operated by third parties under our licensed brand name. These hotels had at that date a total of 3,867 rooms and 157,301 square feet of meeting space. Under our franchise agreements, we receive royalties for the use of the Red Lion brand name. We also make available certain services to those hotels including reservation systems, advertising and national sales, our guest loyalty program, revenue management tools, quality inspections and brand standards, as well as administer central services programs for the benefit of our system hotels and franchisees. We do not have management or operational responsibility for these hotels.

Discontinued Operations and Assets Held For Sale

In November 2004, we announced our plan to divest non-strategic assets, including eleven of our owned hotels, certain commercial office buildings and certain other non-core properties including condominium units and certain parcels of excess land (collectively referred to as “the divestment properties”). The activities of the hotels and commercial office buildings are considered discontinued operations under generally accepted accounting principles. The net impact of the operations of these business units has been segregated and separately disclosed on our consolidated statement of operations, comparative for all periods presented when they existed. Likewise, the assets and liabilities of the business units have been segregated and separately stated on our consolidated balance sheet for all periods presented when they existed. The remaining other real estate has been considered as held for sale under generally accepted accounting principles but does not meet the definition of a discontinued operation.

We completed the sale of seven of the eleven hotels and one commercial office building in 2005, and three hotels sold in 2006, resulting in gross proceeds of approximately $15.8 million and $52.8 million, respectively. Proceeds from the sales have been used to finance the company-wide renovation program previously discussed. In the fourth quarter of 2006, we listed for sale another commercial office and retail complex located in Spokane, Washington. In addition, we continue to pursue the divestment of the WestCoast Outlaw Hotel in Kalispell, Montana and we continue to hold as assets held for sale some surplus undeveloped land. For additional information, see Note 3 of Notes to Consolidated Financial Statements.

Other Operations

In addition to the operations discussed above, we maintain a direct ownership interest in a retail mall in Kalispell, Montana that is attached to our Red Lion hotel and other miscellaneous real estate investments.

Item 3.	Legal Proceedings

At any given time, we are subject to claims and actions incident to the operation of our business. While the outcome of these proceedings cannot be predicted, it is the opinion of management that none of such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 4.	Submission of Matters to a Vote of the Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

Item 4A.	Executive Officers of the Registrant

Set forth below is information regarding our directors, executive officers and certain key employees as of March 15, 2007:

Name	Age	Position

Donald K. Barbieri	61	Chairman of the Board
Richard L. Barbieri	64	Director
Arthur M. Coffey	51	President and Chief Executive Officer, Director
Ryland P. “Skip” Davis	66	Director
Jon E. Eliassen	60	Director
Peter F. Stanton	50	Director
Ronald R. Taylor	59	Director
Anupam Narayan	53	Executive Vice President, Chief Investment Officer and Chief Financial Officer
John M. Taffin	43	Executive Vice President, Hotel Operations
Thomas L. McKeirnan	38	Senior Vice President, General Counsel and Secretary
Anthony F. Dombrowik	36	Senior Vice President, Corporate Controller and Principal Accounting Officer
Jack G. Lucas	54	Vice President and President TicketsWest

Donald K. Barbieri.  Mr. Barbieri has been a director since 1978 and Chairman of the Board since 1996. He served as President and Chief Executive Officer from 1978 until April 2003. Mr. Barbieri joined the Company in 1969 and was responsible for its development activities in hotel, entertainment and real estate areas. Mr. Barbieri is a past Trustee of Gonzaga University; Chairman of the Board for the Spokane Regional Chamber of Commerce; served as President of the Spokane Chapter of the Building Owners and Managers Association; as President of the Spokane Regional Convention and Visitors Bureau and as Chairman of the Spokane United Way Campaign. Barbieri chaired the State of Washington’s Quality of Life Task Force. He has served as board Chairman for the Inland Northwest’s largest hospital system, Sacred Heart Medical Center and was founding president of the Physician Hospital Community Organization. He has served three governors on the Washington Economic Development Board and currently chairs the Spokane County Democratic Election Committee after being a candidate for the Fifth District US Congressional Seat from the State of Washington. Mr. Barbieri is brother to director Richard L. Barbieri.

Richard L. Barbieri.  Mr. Barbieri has been a director since 1978. From 1994 until he retired in December 2003, he served as the Company’s full-time General Counsel, first as Vice President, then Senior Vice President and Executive Vice President. He currently serves as Chairman of the Board of Puget Sound Neighborhood Health Centers and as a member of the Board of the Pike Market Foundation, both non-profit organizations. From 1978 to 1995, Mr. Barbieri served as legal counsel and Secretary, during which time he was first engaged in the private practice of law at Edwards and Barbieri, a Seattle law firm, and then at Riddell Williams P.S., a Seattle law firm. Mr. Barbieri has also served as chairman of various committees of the Washington State Bar Association and the King County (Washington) Bar Association, and as a member of the governing board of the King County bar association. He also served as Vice Chairman of the Citizens’ Advisory Committee to the Major League Baseball Stadium Public Facilities District in Seattle in 1996 and 1997. Mr. Barbieri is brother to Donald K. Barbieri.

Arthur M. Coffey.  Mr. Coffey has been a director of Red Lion Hotels Corporation since 1990 and has served as its President and Chief Executive Officer since April 2003. Mr. Coffey has over 30 years experience in the hospitality industry and has been with Red Lion Hotels Corporation since 1981. He has held a variety of management positions including Executive Vice President, Chief Financial Officer and Chief Operating Officer. Mr. Coffey played a key role in taking the company public and listing on the NYSE in 1998. He possesses a unique combination of expertise in development, operations and financial disciplines and during his tenure the company has grown from ownership of three hotels into a hospitality company that owns, manages and franchises more than 55 hotels. He previously served as trustee of the Spokane Area Chamber of Commerce, director of the Washington State Hotel Association, and President of the Spokane Hotel Association. He is a past director of the Association of Washington Business. Mr. Coffey is newly appointed to the Board of Trustees of Greater Spokane Incorporated, a non profit economic development organization. He also serves on the board for the Inland Northwest Council, Boy Scouts of America.

Ryland P. “Skip” Davis, Mr. Davis has been a director since May 2005. He has served as Chief Executive Officer of Providence Health Care since 1998 and Chief Executive Officer of Sacred Heart Medical Center in Spokane since 1996. From 1993 to 1996, Mr. Davis was Senior Vice President for the Hunter Group, a hospital management firm specializing in healthcare consulting and management nationally. From 1988 to 1993, he was Chairman and CEO of Synergos Neurological Centers, Inc., in Santa Ana and Sacramento, California. From 1987 to 1988, he was President of Diversified Health Group, Inc., of Sacramento. From 1982 to 1987, he worked for American Health Group International as President and CEO of Amerimed in Burbank, California, and as Executive Vice President of Operations. From 1981 to 1982, he worked for Hospital Affiliates International, as Group Vice President in Sacramento, and as CEO of Winona Memorial Hospital in Indianapolis, Indiana. From 1972 to 1975, he was Associate Administrator of San Jose Hospital and Health Care Center in San Jose, California and from 1968 to 1971, Assistant Administrator of Alta Bates Hospital in Berkeley, California. He has done numerous private business ventures related to healthcare. Mr. Davis is a Fellow of the American College of Health Care Executives and has published articles in “Modern Healthcare,” “Health Week,” and other business publications regarding healthcare issues and perspectives. Mr. Davis is currently on the Board and is Chair of the Spokane Area Chamber of Commerce, on the Boy Scouts of America Inland Northwest Council Board, and a member of the Washington State University Advisory Council.

Jon E. Eliassen.  Mr. Eliassen has been a director since September 2003. Mr. Eliassen was President and CEO of the Spokane Area Economic Development Council from 2003 until 2007. Mr. Eliassen retired in 2003 from his position as Senior Vice President and Chief Financial Officer of Avista Corp., a publicly-traded diversified utility. Mr. Eliassen spent 33 years at Avista, including the last 16 years as its Chief Financial Officer. While at Avista, Mr. Eliassen was an active participant in development of a number of successful subsidiary company operations including technology related startups Itron, Avista Labs and Avista Advantage. Mr. Eliassen serves on the Board of Directors of Itron Corporation, IT Lifeline, Inc, and is the principal of Terrapin Capital Group, LLC. Mr. Eliassen’s corporate accomplishments are complemented by his extensive service to the community in roles which have included director and President of the Spokane Symphony Endowment Fund, director of The Heart Institute of Spokane, Washington State University Research Foundation, Washington Technology Center, Spokane Intercollegiate Research and Technology Institute and past director of numerous other organizations and energy industry associations.

Peter F. Stanton.  Mr. Stanton has been a director since April 1998. Mr. Stanton has served as the Chief Executive Officer of Washington Trust Bank since 1993 and its Chairman since 1997. Mr. Stanton previously served as President of Washington Trust Bank from 1990 to 2000. Mr. Stanton is also Chief Executive Officer, President and Chairman of the Board of Directors of W.T.B. Financial Corporation (a bank holding company). In addition to serving on numerous state and local civic boards, Mr. Stanton was President of the Washington Bankers Association from 1995 to 1996 and served as Washington state chairman of the American Bankers Association in 1997 and 1998. He currently serves as a National Trustee for the Boy’s and Girl’s Club of America. Mr. Stanton is also a

Trustee of Gonzaga University, is on the Board of Trustees of Greater Spokane Incorporated, as well as on the board of the Inland Northwest Council, Boy Scouts of America.

Ronald R. Taylor.  Mr. Taylor has been a director since April 1998. Mr. Taylor is President of Tamarack Bay, LLC, a private consulting firm and is currently a director of two other public companies, Watson Pharmaceuticals, Inc. (a pharmaceutical manufacturer) and ResMed, Inc. (a manufacturer of equipment relating to the management of sleep-disordered breathing). At Watson Pharmaceuticals, Inc., Mr. Taylor is a member of the Audit and Nominating and Corporate Governance Committees and is Chairman of the Compensation Committee. At ResMed, Inc., he is a member of the Nominating and Corporate Governance Committees and Chairman of the Compensation Committee. Mr. Taylor is also Chairman of the Board of three privately held companies. From 1998 to 2002, Mr. Taylor was a general partner of Enterprise Partners, a venture capital firm. From 1996 to 1998, Mr. Taylor worked as an independent business consultant. From 1987 to 1996, Mr. Taylor was Chairman, President and Chief Executive Officer of Pyxis Corporation (a health care service provider), which he founded in 1987. Prior to founding Pyxis, he was an executive with both Allergan Pharmaceuticals and Hybritech, Inc.

Anupam Narayan.  Mr. Narayan is our Executive Vice President and Chief Investment Officer and Chief Financial Officer. He has been with the company since November 2004 as Executive Vice President and Chief Investment Officer. He was appointed Chief Financial Officer in January, 2005. Mr. Narayan has nearly 25 years of experience in the hospitality industry. From 1998 to March 2004, he served in various capacities as an executive officer of Best Western International Inc., including his most recent position as Senior Vice President, Global Brand Management and Chief Financial Officer and a three-month period as Acting President and Chief Executive Officer during 2002. From 1985 to 1998, Mr. Narayan was employed by Doubletree Corporation and Red Lion Hotels, Inc., serving as Senior Vice President and Treasurer immediately prior to his move to Best Western.

John M. Taffin.  Mr. Taffin has been our Executive Vice President, Hotel Operations since September 2003. He originally joined us in 1995 and held the position of Regional Manager from November 1995 to July 1997 and Vice President Hotel Operations from August 1997 to September 2002. From August 2002 to August 2003 he was managing partner of Yogo Inn of Lewistown, Inc., a Montana based hotel company. Mr. Taffin started his hospitality industry career with Red Lion Hotels in 1982. During the period from 1982 to 1986 he held mid-management positions with Red Lion Hotels in Idaho, Washington and Oregon. In 1986 he was promoted to General Manager and during the following nine years managed Red Lion Hotels in Idaho, Washington and Oregon. In 1986 he was promoted to General Manager and during the following nine years managed Red Lion Hotels in Idaho, Washington, Oregon and California. He has served as the President of the Washington State Hotel and Lodging Association and as a board member of the Spokane Public Facilities District, the Spokane Lodging Tax Advisory Committee and the Washington State Tourism Advisory Committee.

Thomas L. McKeirnan.  Mr. McKeirnan has been our Senior Vice President, General Counsel and Secretary since February 2005. Prior to that he served as Vice President, General Counsel and Secretary from January 2004 through February 2005 and Vice President, Assistant General Counsel from July 2003 to January 2004. Prior to joining us, Mr. McKeirnan was a partner at the Spokane, Washington law firm of Paine Hamblen Cofflin Brooke & Miller LLP from January 2002 until July 2003 and an associate attorney at the same firm from 1999 to 2001. Mr. McKeirnan was also an associate attorney with the Seattle, Washington law firm of Riddell Williams P.S. from 1995 until 1999. Mr. McKeirnan’s legal practice focused on corporate, transactional, real estate and securities law, with an emphasis on the hospitality industry. While in private practice, Mr. McKeirnan represented us as outside counsel on various strategic and transactional matters and also represented WestCoast Hotels, Inc. prior to our acquisition of that company.

Anthony F. Dombrowik.  Mr. Dombrowik serves as our Senior Vice President, Corporate Controller and Principal Accounting Officer. Mr. Dombrowik has been with Red Lion Hotels Corporations since May 2003 and is a member of the senior management team. Mr. Dombrowik was previously employed as senior manager at the public accounting firm of BDO Seidman, LLP, where he served as an auditor, certified public accountant and consultant from 1992 to 2003. Mr. Dombrowik’s public accounting practice focused on auditing and consulting for mid-market public companies, with particular attention to consolidations, capital and debt transactions, mergers and acquisitions, and the hospitality industry.

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

(a) Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RLH”. Prior to September 19, 2005, the stock traded under the symbol “WEH.” The following table sets forth for the periods indicated the high and low closing sale prices for our common stock on the NYSE:

	High	Low

2006
Fourth Quarter (ended December 31, 2006)	$13.06	$10.50
Third Quarter (ended September 30, 2006)	$11.13	$9.50
Second Quarter (ended June 30, 2006)	$14.00	$10.60
First Quarter (ended March 31, 2006)	$13.65	$8.35
2005
Fourth Quarter (ended December 31, 2005)	$9.30	$6.97
Third Quarter (ended September 30, 2005)	$7.10	$6.54
Second Quarter (ended June 30, 2005)	$7.06	$6.61
First Quarter (ended March 31, 2005)	$7.10	$5.95

(b) The last reported sale price of the common stock on the NYSE on February 28, 2007 was $12.25. As of that date, there were approximately 103 shareholders of record of the common stock.

(c) We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain earnings to provide funds for the continued growth and development of our business. Any determination to pay cash dividends in the future will be at the discretion of our board of directors, who periodically review our dividend policy on common shares.

(d) The following information relates to plans under which equity securities may be issued to employees, directors or consultants:

(c)
	(a)		Number of Securities
	Number of Securities	(b)	Remaining Available for
	to be Issued	Weighted-Average	Future Issuance Under Equity
	Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity Compensation Plans Approved by Security Holders:
1998 Stock Incentive Plan(1)	1,089,769	$6.75	—
2006 Stock Incentive Plan	185,494	$12.17	808,218
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	1,275,263	$7.14	808,218

(1)	No further grants will be made under the 1998 Stock Incentive Plan.

(e) The below graph assumes an investment of $100 in our common stock and depicts its price performance relative to the performance of the Russell 2000 Composite Index and the Standard & Poor’s 500 Hotels, Resorts & Cruise Lines Index, assuming a reinvestment of all dividends. The price performance on the graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Red Lion Hotels Corporation, The Russell 2000 Index
And The S & P Hotels, Resorts & Cruise Lines Index

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. The selected consolidated statement of operations and balance sheet data are derived from our audited financial statements. The audited consolidated financial statements for certain of these periods are included elsewhere in this annual report. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified in their entirety by, our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this annual report. Operating activities and the balance sheet of discontinued operations have been reflected on a comparable basis for all years presented.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statement of Operations Data
Continuing Operations
Total revenues	$170,368	$163,053	$161,964	$156,399	$165,144
Operating expenses(1)	$157,060	$151,604	$150,791	$145,133	$145,565
Operating income	$13,308	$11,449	$11,173	$11,266	$19,579
Expense of early extinguishment of debt, net(2)	$(5,266)	$—	$—	$—	$—
Net income (loss) from continuing operations(2)	$(520)	$(977)	$(626)	$2,221	$7,041
Net income (loss) from continuing operations applicable(2) to common shareholders	$(520)	$(977)	$(1,003)	$(319)	$4,464
Earnings (loss) per share applicable to common shareholders before discontinued operations:
Basic	$(0.03)	$(0.08)	$(0.08)	$(0.02)	$0.35
Diluted	$(0.03)	$(0.08)	$(0.08)	$(0.02)	$0.34
Discontinued Operations
Net gain (loss) on disposal of discontinued business units, net of income tax expense (benefit)(3)	$(133)	$3,747	$(5,770)	$—	$—
Income (loss) from operations of discontinued business units, net of income tax expense or benefit	$78	$1,725	$111	$(1,002)	$966
Earnings (loss) on discontinued operations:
Basic	$—	$0.42	$(0.43)	$(0.08)	$0.07
Diluted	$—	$0.42	$(0.43)	$(0.08)	$0.07
Total Earnings (Loss) per Common Share
Basic(2)	$(0.03)	$0.34	$(0.51)	$(0.10)	$0.42
Diluted(2)	$(0.03)	$0.34	$(0.51)	$(0.10)	$0.41
Weighted Average Shares Outstanding
Basic	16,666	13,105	13,049	12,999	12,975
Diluted	16,666	13,105	13,049	12,999	13,285

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Balance Sheet Data
Working capital(4)	$10,217	$18,293	$2,322	$856	$(16,630)
Assets of discontinued operations	$14,539	$28,041	$68,992	$70,759	$71,856
Assets held for sale	$715	$715	$1,599	$—	$12,914
Property and equipment, net	$249,860	$215,890	$216,087	$196,986	$193,451
Total assets	$351,438	$344,083	$364,612	$353,225	$356,710
Notes payable to bank	$—	$—	$—	$—	$52,100
Total long-term debt and capital lease obligation	$83,005	$118,844	$129,513	$124,824	$85,737
Debentures due Red Lion Hotels Capital Trust	$30,825	$47,423	$47,423	$—	$—
Liabilities of discontinued operations	$4,112	$7,015	$26,650	$27,511	$21,655
Long-term debt included with discontinued operations	$3,874	$6,223	$25,441	$26,612	$20,626
Total liabilities	$167,647	$222,836	$248,225	$201,036	$202,594
Preferred stock and related additional paid-in capital	$—	$—	$—	$29,412	$30,131
Total stockholders’ equity	$183,791	$121,247	$116,387	$152,189	$154,116
Other Data
EBITDA	$23,133	$33,570	$18,268	$25,269	$33,610
EBITDA from continuing operations(2)	$22,602	$23,189	$22,115	$21,173	$28,787
Net cash provided by operating activities	$18,962	$11,937	$10,889	$11,338	$14,306
Net cash used in investing activities	$(14,000)	$(4,219)	$(21,876)	$(1,310)	$(8,656)
Net cash provided by (used in) financing activities	$(5,247)	$(4,025)	$12,777	$(2,659)	$(9,511)

(1)	Operating expenses include all direct segment expenses, depreciation and amortization, gain (loss) on asset disposals, hotel facility and land lease, undistributed corporate expenses and conversion expenses, if any.

(2)	During 2006, we reduced our debt by $59.1 million, some of which resulted in expenses for early extinguishment. For 2006, this line item impacted net income from continuing operations by $3.4 million, EBITDA by $5.3 million and earnings per share by $0.20.

(3)	In 2006, the balance includes a loss on disposition of assets of $0.1 million. In 2005, the balance includes a gain on the sale of seven hotels and an office building of $10.2 million and a non-cash impairment charge of $4.5 million on four hotels. In 2004, the balance includes a non-cash impairment charge of $8.9 million on four hotels.

(4)	Represents current assets less current liabilities, excluding assets and liabilities of discontinued operations and assets held for sale.

EBITDA represents net income (loss) before interest expense, income tax benefit (expense) and depreciation and amortization. We utilize EBITDA as a financial measure as management believes investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, on-going operations. We believe it is a complement to net income (loss) and other financial performance measures. EBITDA from continuing operations is calculated in the same manner, but excludes the operating activities of business units identified as discontinued. EBITDA is not intended to represent net income (loss) as defined by generally accepted accounting principles in the United States, and such information should not be considered as an alternative to net income (loss), cash flows from operations or any other measure of performance prescribed by generally accepted accounting principles in the United States (“GAAP”).

We use EBITDA to measure the financial performance of our owned and leased hotels because we believe interest, taxes and depreciation and amortization bear little or no relationship to our operating performance. By excluding interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our properties and operations. We generally pay federal and state income taxes on a consolidated basis, taking into account how the applicable taxing laws apply to us in the aggregate. By excluding taxes on income, we believe EBITDA provides a basis for measuring the financial performance of our operations excluding factors that our hotels cannot control. By excluding depreciation and amortization expense, which can vary from hotel to hotel based on historical cost and other factors unrelated to the hotels’ financial performance, EBITDA measures the financial performance of our hotels without regard to their historical cost. For all of these reasons, we believe that EBITDA provides us and investors with information that is relevant and useful in evaluating our business. We believe that the presentation of EBITDA from continuing operations is useful for the same reasons, in addition to using it for comparative purposes for our intended operations going forward.

However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA from continuing operations excludes the activities of operations we have determined to be discontinued and does not reflect the totality of operations as experienced for the periods presented. EBITDA, as defined by us, may not be comparable to EBITDA as reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income, which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income (loss) determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.

The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income (loss) for the periods presented (in thousands):

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

EBITDA from continuing operations	$22,602	$23,189	$22,115	$21,173	$28,787
Income tax benefit (expense) — continuing operations	1,633	904	876	(51)	(3,860)
Interest expense — continuing operations	(12,072)	(13,987)	(13,489)	(9,324)	(9,017)
Depreciation and amortization — continuing operations	(12,683)	(11,083)	(10,128)	(9,577)	(8,871)

Net income (loss) from continuing operations	(520)	(977)	(626)	2,221	7,039
Income (loss) on discontinued operations	(55)	5,472	(5,659)	(1,002)	968

Net income (loss)	$(575)	$4,495	$(6,285)	$1,219	$8,007

EBITDA	$23,133	$33,570	$18,268	$25,269	$33,610
Income tax benefit (expense)	1,663	(2,083)	3,781	132	(4,369)
Interest expense	(12,263)	(15,386)	(15,507)	(11,150)	(10,717)
Depreciation and amortization	(13,108)	(11,606)	(12,827)	(13,032)	(10,517)

Net income (loss)	$(575)	$4,495	$(6,285)	$1,219	$8,007

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation, development and franchising of midscale and upscale, full service hotels. The Red Lion brand is nationally recognized, particularly in the western United States, and is typically associated with three- and four-star full-service hotels. Our mission is to create the most memorable guest experience possible, allowing us to be the leader in our markets through personalized, exuberant service. As of December 31, 2006, our hotel system contained 58 hotels located in nine states and one Canadian province, with 10,167 rooms and 506,629 square feet of meeting space.

We operate in three reportable segments:

•	The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels.

•	The franchise and management segment is engaged primarily in licensing the Red Lion brand to franchisees and managing hotels for third-party owners. This segment generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners in exchange for the use of our brand and access to our central services programs. These programs include the reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards. It also reflects revenue from management fees charged to the owners of our managed hotels, typically based on a percentage of the hotel’s gross revenues plus an incentive fee based on operating performance.

•	The entertainment segment derives revenue primarily from ticketing services and promotion and presentation of entertainment productions.

We have historically owned certain commercial real estate properties. We also have engaged in traditional real estate related services, including developing, managing and acting as a broker for sales and leases of commercial and multi-unit residential properties (collectively referred to as the real estate management business). Together, these operations comprised our real estate segment. Effective April 30, 2006, we divested the real estate management business. In addition, consistent with our strategy of divesting non-core assets, during the fourth quarter of 2006, we listed one of our two remaining wholly-owned commercial real estate properties for sale and have classified its results of operations within discontinued operations for all periods presented. Further, the remaining operations of that segment have been reclassified to “Other” for 2006 and for all comparative periods, where appropriate. For additional information, see Note 3 of Notes to Consolidated Financial Statements.

Executive Summary

During 2006 and 2005, we focused our resources — monetary, capital and human — in three primary areas:

•	Infrastructure — Improving the foundation of the corporation including focusing on our core competencies, improving our liquidity and capital resources, improving the infrastructure used to manage reservations and support our hotel system and increasing our depth of resources through targeted additions to our leadership team.

•	Physical Assets — Improving our product, including the physical assets presented to our guests and the feel of our guest experience.

•	Growth — Preparing for growth, especially in the franchise arena, means creating consistent upscale brand standards throughout our hotel system, enhancing the service delivery presented to our customers and developing and connecting with our associates in an effort to better meet the expectations of our guests.

During 2006, we had growth of 7.7% in hotel room revenues and 16.2% in direct hotel operating profit. We completed extensive room renovations at our hotels and enhanced our capital structure through the combination of successfully completing a follow-on equity offering, and subsequently repaying debt and obtaining a new credit facility. These accomplishments have elevated the Red Lion brand and laid the foundation for our goal of expansion into new markets. As we move into 2007, we will continue to focus on growing our existing operations, expanding into new markets and taking advantage of opportunities for new franchises, joint ventures and acquisitions. We believe the Red Lion brand and our financial position are both strong.

We began our enhancements by initially improving the quality of our existing product in areas where customers’ quality expectations are continuing to grow. This allows us to take advantage of the growth potential in our existing markets, as well as make the Red Lion brand more attractive for franchise opportunities. As of December 31, 2006, we had substantially completed our hotel room renovations, which included new floor and wall coverings, tiled bathroom floors, granite vanities and other bathroom upgrades, enhanced guest room features including new plush pillow top mattresses and upgraded linen and pillow packages, large work desks and ergonomic chairs and amenities such as complimentary wireless internet access.

Guest reaction to our renovations has been positive and during 2006, we realized strong increases over prior years in ADR and RevPAR, although we experienced lower occupancy primarily due to the impact of displacement during the implementation of our room renovation plan, as well as our strategy of transitioning to higher rate corporate and group stays, from lower rate promotional and permanent contract business. The lodging industry as a whole also saw improvements in its underlying fundamentals during 2006, which we anticipate will continue during 2007. A comparative summary of the performance of our hotel system, including all hotels owned, leased, managed and franchised for each of the periods presented, is as follows:

	For the Year Ended December 31,
	2006			2005			2004
	Average(2)			Average(2)			Average(2)
	Occupancy	ADR(3)	RevPAR(4)	Occupancy	ADR(3)	RevPAR(4)	Occupancy	ADR(3)	RevPAR(4)

Red Lion Hotels:
Owned and Leased Hotels	59.2%	$82.55	$48.89	61.8%	$73.76	$45.61	60.4%	$71.31	$43.06
Franchised Hotels	61.8%	$75.55	$46.71	58.5%	$72.62	$42.48	57.2%	$70.70	$40.44

Total Red Lion Hotels	60.1%	$80.24	$48.19	60.8%	$73.41	$44.61	59.4%	$71.12	$42.22

System-wide(1)	59.7%	$81.33	$48.54	60.4%	$74.48	$44.98	59.0%	$72.02	$42.49

Change from prior comparative period:
Red Lion Hotels:
Owned and Leased Hotels	(2.6)	11.9%	7.2%	1.4	3.4%	5.9%
Franchised Hotels	3.3	4.0%	10.0%	1.3	2.7%	5.0%

Total Red Lion Hotels	(0.7)	9.3%	8.0%	1.4	3.2%	5.7%

System-wide(1)	(0.7)	9.2%	7.9%	1.4	3.4%	5.9%

(1)	System-wide includes all hotels owned, leased, managed and franchised, presented on a comparable basis for hotel statistics. This includes one managed property and one hotel held as discontinued, neither utilizing the Red Lion brand.

(2)	Average occupancy represents total paid rooms divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period and includes rooms taken out of service for renovation.

(3)	Average daily rate (“ADR”) represents total room revenues divided by the total number of paid rooms occupied by hotel guests.

(4)	Revenue per available room (“RevPAR”) represents total room and related revenues divided by total available rooms.

We continue to increase room bookings as a result of our Red Lion brand strengthening campaign, increased marketing efforts and technological upgrades. Travelers continue to book more reservations through electronic distribution systems like our own branded website and third-party on-line travel agents (“OTA’s,” or also referred to as alternative distribution systems or “ADS”). We have started installing a property management system in our hotels that shares the same database as our central reservations system, allowing us to improve in delivered rates and availability and helping us take advantage of internet travel bookings. We have also focused on encouraging guests to reserve accommodations on our website through our “We Promise or We Pay” booking initiative. Through this initiative, we guarantee to our guests that our website will provide the best rate available compared to non-opaque OTA channels. As a result, our website is the fastest growing electronic reservation channel, allowing us to maximize our yield on these types of bookings.

We intend to grow our hotel operations to 100 markets by the end of 2010, primarily by expanding the number of hotels franchised, managed, joint ventured or owned under the Red Lion brand. We expect to add properties in large, western U.S. urban markets, complemented by leading properties in smaller, secondary cities, and progressively move east, leveraging the momentum of our growth in the western states. Financially, we have a strong balance sheet to advance this growth. In 2006, we reduced our long-term liabilities by over $59.1 million primarily as a result of our second quarter 2006 public offering of 5.8 million shares of Red Lion common stock for net proceeds of approximately $60.4 million. Additionally, during 2006 we added a new revolving credit facility for up to $50 million, which, as of December 31, 2006, had no amounts outstanding. We have the option to increase the facility to $100 million, subject to certain conditions. A summary of our comparative consolidated balance sheet is as follows:

	December 31,
	2006	2005

Consolidated balance sheet data (in thousands):
Working capital(1)	$10,217	$18,293
Assets of discontinued operations	$14,539	$28,041
Other assets held for sale	$715	$715
Property and equipment, net	$249,860	$215,890
Total assets	$351,438	$344,083
Liabilities of discontinued operations	$4,112	$7,015
Total long-term debt	$85,272	$121,995
Debentures due Red Lion Hotels Capital Trust	$30,825	$47,423
Total liabilities	$167,647	$222,836
Total stockholders’ equity	$183,791	$121,247

(1)	Represents current assets less current liabilities, excluding assets and liabilities of discontinued operations and assets held for sale.

For a description of factors and other conditions that could adversely affect our growth strategy or our results of operations, see Item 1A “Risk Factors.”

Results of Operations

For the year ended December 31, 2006, we reported a net loss of approximately $0.6 million (or $0.03 per common share), compared to net income of $4.5 million (or $0.34 per common share) in 2005 and a net loss of $6.3 million (or $0.51 per common share) in 2004. A summary of our consolidated statement of operations is as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Total revenue	$170,368	$163,053	$161,964
Operating expenses	157,060	151,604	150,791

Operating income	13,308	11,449	11,173
Other income (expense):
Interest expense	(12,072)	(13,987)	(13,489)
Expense of early extinguishment of debt	(5,266)	—	—
Minority interest in partnerships, net	56	(60)	224
Other income, net	1,821	717	590

Loss from continuing operations before income taxes	(2,153)	(1,881)	(1,502)
Income tax benefit	(1,633)	(904)	(876)

Net loss from continuing operations	(520)	(977)	(626)
Income (loss) from discontinued operations	(55)	5,472	(5,659)

Net income (loss)	$(575)	$4,495	$(6,285)

The net loss in 2006 was significantly impacted by $5.3 million in expense recognized for the early extinguishment of debt. Excluding this expense, net of its income tax benefit, the following table represents detail of the impact of net loss from continuing operations, loss per share from continuing operations and EBITDA from continuing operations before these items for the periods presented below:

	Year Ended December 31,
	2006	2005	2004

Expense of early extinguishment of debt, net	$(5,266)	$—	$—
Income tax benefit	1,869	—	—

Impact of expense of early extinguishment of debt on loss from continuing operations	$(3,397)	$—	$—

Expense of early extinguishment of debt, net	$(0.32)	$—	$—
Income tax benefit	0.12	—	—

Impact of expense of early extinguishment of debt on loss per share from continuing operations	$(0.20)	$—	$—

Impact of expense of early extinguishment of debt on EBITDA from continuing operations	$(5,266)	$—	$—

In June 2006, we repaid approximately $16.6 million of our outstanding 9.5% debentures due Red Lion Hotels Capital Trust and a $0.8 million premium, as required by the governing trust agreement in connection with the public offering in May 2006. In September 2006, we repaid approximately $33.4 million of securitized debt related to a hotel property through legal defeasance and paid approximately $4.7 million in defeasance costs in connection therewith. In addition, we expensed approximately $0.2 million related to unamortized deferred loan fees associated with this debt. These expenses for the early extinguishment of debt were partially offset by a gain recognized of $0.5 million related to an incentive achieved for meeting development targets in connection with the renovation and expansion of a hotel.

Operating income from continuing operations increased 16.2% in 2006 from 2005, and we realized improvements over prior years in RevPAR, ADR and occupancy, as well as increased margins from our hotel segment compared to 2005 and 2004, as discussed above (in thousands):

	Year Ended December 31,
	2006	2005	2004

Hotels revenue(1)	$154,817	$146,125	$142,424
Direct margin(2)	$32,667	$28,119	$26,191
Direct margin %	21.1%	19.2%	18.4%
Franchise and management revenue	$2,853	$2,860	$2,575
Direct margin(2)	$2,045	$2,208	$1,440
Direct margin %	71.7%	77.2%	55.9%
Entertainment revenue	$10,791	$9,827	$11,615
Direct margin(2)	$1,682	$1,432	$1,163
Direct margin %	15.6%	14.6%	10.0%
Operating income(1)	$13,308	$11,449	$11,173

(1)	Continuing operations only.

(2)	Revenues less direct operating expenses.

EBITDA represents net income (or loss) before interest expense, income tax benefit (expense) and depreciation and amortization. We utilize EBITDA as a financial measure because management believes that investors find it to be a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core on-going operations. We believe it is a complement to net income and other financial performance measures. EBITDA from continuing operations is calculated in the same manner, but excludes the operating activities of business units identified as discontinued. EBITDA is not intended to represent net income (loss) as defined by generally accepted accounting principles in the United States, and such information should not be considered as an alternative to net income (loss), cash flows from operations or any other measure of performance prescribed by generally accepted accounting principles in the United States (“GAAP”).

We use EBITDA to measure the financial performance of our owned and leased hotels because we believe interest, taxes and depreciation and amortization bear little or no relationship to our operating performance. By excluding interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our properties and operations. We generally pay federal and state income taxes on a consolidated basis, taking into account how the applicable taxing laws apply to us in the aggregate. By excluding taxes on income, we believe EBITDA provides a basis for measuring the financial performance of our operations excluding factors that our hotels cannot control. By excluding depreciation and amortization expense, which can vary from hotel to hotel based on historical cost and other factors unrelated to the hotels’ financial performance, EBITDA measures the financial performance of our hotels without regard to their historical cost. For all of these reasons, we believe that EBITDA provides us and investors with information that is relevant and useful in evaluating our business. We believe that the presentation of EBITDA from continuing operations is useful for the same reasons, in addition to using it for comparative purposes for our intended operations going forward.

However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA from continuing operations excludes the activities of operations we have determined to be discontinued and does not reflect the totality of operations as experienced for the periods presented. EBITDA, as defined by us, may not be comparable to EBITDA as reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income, which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income (loss) determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity. The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income (loss) for the periods presented (in thousands):

	Year Ended December 31,
	2006	2005	2004

EBITDA	$23,133	$33,570	$18,268
Income tax benefit (expense)	1,663	(2,083)	3,781
Interest expense	(12,263)	(15,386)	(15,507)
Depreciation and amortization	(13,108)	(11,606)	(12,827)

Net income (loss)	$(575)	$4,495	$(6,285)

EBITDA from continuing operations	$22,602	$23,189	$22,602
Income tax benefit	1,633	904	876
Interest expense	(12,072)	(13,987)	(13,828)
Depreciation and amortization	(12,683)	(11,083)	(10,540)

Net loss from continuing operations	(520)	(977)	(890)
Income (loss) on discontinued operations	(55)	5,472	(5,395)

Net income (loss)	$(575)	$4,495	$(6,285)

Revenue

A breakdown of our revenues from continuing operations is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Revenues From Continuing Operations
Hotels:
Room revenue	$103,677	$96,296	$91,140
Food and beverage revenue	47,517	45,659	46,614
Other department revenue	3,623	4,170	4,670

Total hotels segment revenue	154,817	146,125	142,424

Franchise and management revenue	2,853	2,860	2,575
Entertainment revenue	10,791	9,827	11,615
Other revenue	1,907	4,241	5,350

Total revenue	$170,368	$163,053	$161,964

2006 Compared to 2005

During 2006, revenue from the hotels segment increased $8.7 million, or 5.9%, compared to 2005. Rooms department revenue increased $7.4 million, or 7.7%, driven by rate increases. Occupancy was slightly lower year-on-year, both due to the impact of rooms displaced by renovations as well as to our strategic decision to move from lower rate volume and contract business to higher rate and more profitable corporate, transient and group business. The rate increases were affected by the mix strategy, but were also due to upward rate flexibility allowed by our capital investment in our hotels. Food and beverage revenue increased 4.1% in 2006 from 2005, primarily due to increased banquet-related revenues. We anticipate an increased demand for banquets as we complete our public area renovations, resulting in further improvements in revenue for our food and beverage services. Incidental revenues from guest amenities and other sources of revenue for the hotel segment were down 13.1% between comparative periods, primarily due to the continued decrease in room telephone and movie revenues and the closure of gift shops within two hotels; subsequently, the space has been leased to third-party retail businesses.

In 2005, we completed the implementation of our Stay Comfortable initiative and began major room renovations in several hotels including new floor and wall coverings, tiled bathroom floors, granite vanities and other bathroom upgrades, enhanced guest room features including new plush pillow top mattresses and upgraded linen and pillow packages, large work desks and ergonomic chairs and amenities such as complimentary wireless internet access . In 2006, this work was substantially completed and work began on common areas such as lobbies and restaurants. Guest reaction to renovations in the hotels has been positive and we experienced a period of strong growth in 2006 in our hotels segment and saw improvement in its underlying fundamentals. The ADR increases between comparable periods experienced in the first and second quarters of 2006 accelerated in the second half of the year. Occupancy was lower in the first half of 2006 due to displacement and slightly lower in the second half of 2006 as we changed our mix of business. Overall RevPAR grew by 8.0% from that experienced in 2005. We continue to believe the lodging industry as a whole will continue to see increases in ADR and RevPAR in 2007 and beyond.

Through 2005, our strategy was to increase occupancy through strategic marketing and investment in our properties, and then to increase rates as demand increased for our rooms. For six consecutive quarters through June 2005, we increased occupancy. We built on this demand by increasing the average daily rate during the second half of 2005 in the majority of our markets. In 2006, as we completed our renovation program, we began to see our ability to increase room rates accelerate, driving a 12.3% increase in ADR between the third quarter of 2005 and the third quarter of 2006 and an 11.7% increase between the fourth quarter of 2005 and the fourth quarter of 2006. The higher ADR and RevPAR significantly contributed to an increase in segment direct profit of 16.2% to $32.7 million in 2006 from $28.1 million in 2005.

During the second quarter of 2005, we completed installation of the new MICROS Opera Property Management System (“Opera”) in 15 of our Red Lion hotels. An additional hotel went live with the system in the second quarter of 2006. Opera shares a single database with our central reservations system allowing for better yield management. Combined with our redesigned website, Opera further enhances our ability to manage reservations generated through all electronic channels and helps position us to efficiently and economically take advantage of electronic travel bookings.

Our brand strengthening initiatives, marketing efforts and technological upgrades are achieving desired results. Travelers continue to book more reservations through electronic distribution systems like our own branded website and third-party on-line travel agents (“OTAs,” or also referred to as alternative distribution systems or “ADS”). Our central reservations and distribution management technology allows us to manage the yield on these OTA channels on a real-time, hotel-by-hotel basis. Our focus on driving customers to our branded website has made it the fastest growing source of online reservations, allowing us to further maximize our yield on those types of bookings. We have merchant model agreements with leading OTA providers, which typically entitle the provider to keep a fixed percentage of the price paid by the customer for each room booked allowing us to maximize the yield of a typically lower rated market segment. Our success in managing these rates reflects our management of these distribution channels and our merchant model agreements.

We have continued to increase bookings as a result of our sales efforts, the “Stay Comfortable” advertising campaign and the “We Promise or We Pay” branded website booking initiative. The “We Promise or We Pay” initiative is designed to encourage guests to book on our branded website, www.redlion.com. Through this initiative, we guarantee to our guests that our branded website will provide the best rate available compared to non-opaque OTA channels. We also launched a marketing campaign designed specifically to increase awareness of our Net4Guests and room amenity upgrade programs known as “Stay Comfortable.” Net4Guests provides hotel guests access to free high speed wireless internet. We believe that a unique aspect of our Net4Guests program is that members of our GuestAwards loyalty program can use our hotels as a “hot spot” at any time, even if they are not staying at the hotel.

Revenue from the franchise and management segment remained steady at $2.9 million in 2006 and 2005. Included in 2006 revenues are a franchise termination fee of $145,000, increased revenues from the addition of franchises from previously company-owned properties and increased revenues from increased RevPAR at these hotels. This impact was offset by $0.3 million received in 2005 for a management contract termination fee triggered by the sale of a property that left our system in 2003.

Entertainment segment revenue increased 9.8% in 2006 from 2005, driven primarily by the result of differences in the type and mix of shows presented. Ticketing revenue in aggregate was relatively constant. The entertainment segment generates greater revenue when it presents shows on a “gross” basis only, compared to “net” productions in which it only receives commissions for tickets sold. During 2006, we presented seven “gross” shows and two “net” shows, compared to four “gross” and four “net” shows during 2005. During the fourth quarter of 2005, we presented a six week “net” production of Disney’s The Lion King, for which we received commissions for tickets sold and other fees.

Other revenue decreased from 2005 to 2006 primarily as a result of the sale of the real estate management business in 2006, as well as 50% of the Kalispell mall in 2005.

2005 Compared to 2004

Hotels segment revenues from continuing operations for the twelve months ended December 31, 2005, increased 2.6% or $3.7 million, to $146.1 million compared to $142.4 million for the year ended December 31, 2004. The increase was primarily due to growth of about $5.2 million in room revenue between comparable periods, or 5.7%. Average occupancy for owned and leased hotels that are part of continuing operations was up 1.4 percentage points for the year ended December 31, 2005, as compared to the year ended December 31, 2004. The total available rooms used to calculate average occupancy includes rooms taken out of service for renovation. In addition, ADR was up 3.4% to $73.76. The resulting $45.61 RevPAR from owned and leased hotels that are part of 2005 continuing operations was 5.9% higher than RevPAR of $43.06 in 2004.

The increases in hotels segment revenues were partially offset by declines of $1.0 million in food and beverage revenue as compared to the year ended December 31, 2004, primarily related to a decrease in banquet revenue related to less convention group business in 2005. Incidental revenues from guest amenities and other sources of revenue for the hotel segment were down $0.5 million between comparative periods.

Revenue from the franchise and management segment in 2005 was up $0.3 million over 2004, related primarily to two additional franchise agreements in place during the second quarter of 2005, partially offset by one less management contract.

Entertainment segment revenue was down 15.4% for the comparative periods. The decrease was primarily due to the fourth quarter 2005 presentation of a six week “net” production of Disney’s The Lion King, for which we received commissions for tickets sold and other fees. Comparatively, the entertainment division generated less revenue but substantially more profit on The Lion King than it did on the two shows it presented on a “gross” basis in the fourth quarter of 2004, for which it realized all the revenues but also incurred all the expenses. Ticketing revenues increased during the year which offset part of the decrease in show revenues.

Other revenues in 2005 decreased 35.0% from 2004 primarily due to the sale of 50% of the Kalispell mall.

Operating Expenses

Operating expenses include direct operating expenses for each of the operating segments, hotel facility and land lease expense, depreciation and amortization, gain or loss on asset dispositions and undistributed corporate expenses. In the aggregate, operating expenses from continuing operations during 2006 increased $5.5 million over 2005, compared to a $0.8 million increase from 2004 to 2005.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Operating Expenses From Continuing Operations
Hotels	$122,150	$118,006	$116,233
Franchise and management	808	652	1,135
Entertainment	9,109	8,395	10,452
Other	1,866	3,523	3,499
Depreciation and amortization	12,683	11,083	10,128
Hotel facility and land lease	6,895	6,922	7,219
Gain on asset dispositions, net	(1,705)	(1,040)	(1,148)
Undistributed corporate expenses	5,254	4,063	3,273

Total operating expenses	$157,060	$151,604	$150,791

2006 Compared to 2005

Direct hotel expenses increased 3.5% during 2006 from 2005, compared with a hotel segment revenue increase of 5.9%. Room related expenses increased $0.8 million, or 2.8%, and food and beverage costs increased $0.5 million, or 1.3%. Costs in 2006 were also affected by increased sales related costs, including marketing charges and compensation related to revenue performance, increased utility costs and payroll related costs directly related to the hotels. Overall, the segment had a direct profit of $32.7 million in 2006, compared to $28.1 million in 2005, for a direct margin improvement of 190 basis points. Hotel direct margin was 21.1% in 2006 compared to 19.2% in 2005.

Direct costs for the franchise and management segment increased 23.9% in 2006 from 2005, primarily related to increased advertising and trade show activities and the addition of a Vice President, Brand Development, partially offset by a reduction in bad debt expense. Segment profit during 2006 and 2005 was $2.0 million and $2.2 million, respectively.

Entertainment costs increased 8.5% in 2006 from 2005, a direct effect of the number of shows presented on a “net” basis instead of a “gross” basis as discussed above. Overall, the segment had a direct profit of $1.7 million in 2006 compared to $1.4 million in 2005.

Depreciation and amortization increased 14.1% in 2006 from 2005, primarily related to increased capital additions in 2005 and 2006 related to hotel renovations.

The net gain on asset dispositions increased by $0.7 million in 2006 from 2005, primarily due to a $1.0 million gain on the divestment from the real estate management business in April 2006. The sale of the real estate management business was in exchange for 94,311 shares of common stock that was subsequently retired, as discussed further in Note 4 of Notes to Consolidated Financial Statements. The net gain on asset dispositions also reflects the ongoing recognition of deferred gains on a previously sold office building and a hotel for which we entered into a long-term lease arrangement.

Undistributed corporate expenses were $1.2 million higher in 2006 from 2005 primarily attributable to expenses associated with equity compensation under SFAS No. 123(R), which became effective for us on January 1, 2006, and costs to comply with Section 404 of the Sarbanes-Oxley Act, which became effective for us as of December 31, 2006. Undistributed corporate expenses include general and administrative charges such as corporate payroll, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified to a particular segment are distributed, such as accounting, human resources and information technology, and are included in direct expenses.

2005 Compared to 2004

In the aggregate, operating expenses for the year ended December 31, 2005, increased $0.8 million to $151.6 million from $150.8 million in 2004. Direct hotel expenses increased $1.8 million or 1.5% between comparative periods. The direct margin for the hotels grew from 18.4% of hotel revenues in 2004 to 19.2% in 2005. The increased revenue and margin resulted in a 7.4%, or $1.9 million, increase in hotel profitability. Hotel room related costs accounted for approximately $1.7 million of the increase in direct hotel expenses, commensurate with the increase in the number of occupied rooms. Food and beverage costs were down $0.4 million, in step with the decrease in revenues and lower food costs. The remainder of the increase in direct hotels segment costs resulted from increased sales related costs, including marketing charges and compensation related to revenue performance, increased utility costs, benefits expense related to our health care plan early in 2005 and other administrative costs directly related to the hotels.

Direct costs for the franchise and management segment decreased $0.5 million related to lower labor, travel and advertising costs in 2005. The entertainment segment direct costs decreased $2.1 million during 2005. Expenses related to the presentation of shows for WestCoast Entertainment accounted for a decrease of $2.7 million of costs due to the number of shows presented as discussed above, however ticketing related expenses increased by $0.3 million for the comparative period.

Facility and land lease expense was lower between comparable periods due to the reduced lease expense from having purchased the previously leased Red Lion Bellevue. Depreciation and amortization increased $1.2 million or 11.3% between 2005 and 2004, primarily related to our capital improvement plan. For the year ending December 31, 2005 and 2004, the net gain recognized on asset disposals included the recognition of deferred gains over time on both a previously sold office building and a hotel. A gain of $0.3 million was recorded for the sale of a 50% interest in our Kalispell Center and Mall to an unrelated third party and a $0.1 million gain related to the sale of four condominiums during the third quarter of 2005. During 2005, gains were partially offset by a small loss on certain personal property disposed of as part of our reinvestment plan.

Undistributed corporate expenses for the year ended December 31, 2005, were $4.1 million compared to $3.3 million for the year ended December 31, 2004. The increase of $0.8 million was primarily due to higher payroll costs, costs associated with options issued to directors as part of the Board compensation plan and costs associated with compliance with the Sarbanes-Oxley Act paid to outside consultants.

Interest Expense

2006 Compared to 2005

Interest expense for the year ended December 31, 2006, decreased 13.7% to $12.1 million, compared to $14.0 million recorded in 2005. During 2006, we defeased $33.4 million of securitized debt to free collateral for a new, undrawn credit facility, and repaid $16.6 million in 9.5% debentures due Red Lion Hotels Capital Trust at a 5% premium to face value in connection with our public offering in May 2006. Our average pre-tax interest rate on debt during 2006 was 7.8%, compared to 7.9% during 2005.

2005 Compared to 2004

Interest expense for the year ended December 31, 2005 was $14.4 million compared to $13.8 million for the year ended December 31, 2004. Total outstanding interest-bearing debt, including our debentures due Red Lion Hotels Capital Trust, was higher in 2005 compared to 2004, as the trust preferred debentures were in place for a full annual period in 2005 as opposed to less than twelve months in 2004. The average pre-tax interest rate on debt during the comparative periods was 7.9%. We had no material borrowings during 2005 or 2004 on our then existing revolving credit facility.

Expense of Early Extinguishment of Debt

The 2006 expense of $5.3 million is primarily due to the following:

•	In association with our September 2006 defeasance of $33.4 million of debt discussed above, we paid approximately $4.7 million in defeasance costs. Also included in the 2006 total expense is approximately $0.2 million related to remaining unamortized deferred loan fees on the debt.

•	Of the $16.6 million debenture repayment in June 2006, we paid a premium of approximately $0.8 million for its early retirement.

•	Offset by a $0.5 million forgiveness of debt related to an incentive achieved for meeting development targets in connection with the renovation and expansion of a hotel.

Other Income (Expense)

The change in other income (loss) in 2006 from 2005 is primarily due to interest income on invested cash balances derived from the proceeds of asset sales in 2005 and 2006 and from our public offering in May 2006.

Income Taxes

2006 Compared to 2005

Income tax benefit on continuing operations recognized for 2006 and 2005 was $1.6 million and $0.9 million, respectively. The experienced rate on pre-tax net income differed from the statutory combined federal and state tax rates primarily due to the utilization of certain incentive tax credits allowed under federal law. In addition, in 2006 we took advantage of certain tax free investment income on cash balances and reflected the tax-free nature of the $1.0 million gain on the divestment from the real estate management business in April 2006.

2005 Compared to 2004

Income tax benefit on continuing operations during both 2005 and 2004 was $0.9 million. The experienced rate on pre-tax net income differed from the statutory combined federal and state tax rates primarily due to the utilization of certain incentive tax credits allowed under federal law.

Discontinued Operations

2006 Compared to 2005

In November 2004, we announced our plan to divest non-strategic assets, including eleven of our owned hotels, certain commercial office buildings and certain other non-core properties including condominium units and certain parcels of excess land (collectively referred to as “the divestment properties”). Each of the divestment properties met the criteria to be classified as an asset held for sale. In addition, the activities of the hotels and commercial office buildings have been considered discontinued operations and have been segregated and separately disclosed on our consolidated statement of operations, comparative for all periods presented when they existed. During 2006, we recorded a loss from discontinued operations of $0.1 million, compared to income of $5.5 million in 2005.

During 2005, we completed the sale of seven of the eleven hotels and one commercial office building, and three of the hotels were sold in 2006. We currently have a commercial complex for sale, located in Spokane, Washington, as well as one remaining hotel listed for sale in Kalispell, Montana. Proceeds from the sales have been used to finance the company-wide renovation program. In 2006 and 2005, we received gross proceeds of approximately $15.8 million and $52.8 million, respectively. The dispositions resulted in a loss of $0.1 million during 2006 and a gain of $3.7 million in 2005, both net of income tax impact. The 2005 gain is net of an impairment loss of $2.9 million, net of tax impact.

2005 Compared to 2004

During 2005, we completed the sale of seven of eleven hotels and a real estate office building identified as discontinued operations, with gross proceeds of $52.8 million resulting in a gain on disposition of discontinued

operations of $10.2 million before taxes. During 2005, we recorded income of $5.5 million from discontinued operations, net of income tax, compared to a loss of $5.7 million. The 2005 results included $2.0 million of aggregate income from the hotels and $3.6 million of income from the commercial building, net of tax expense, offset by the recording of an impairment loss of $2.9 million. The 2004 results included the recording of an impairment loss of $5.8 million, net of tax benefit, offset by $0.4 million in income from the office building.

Liquidity and Capital Resources

We believe that our recent actions and initiatives have strengthened our financial position. Further we believe our overall strategy has positioned us for growth and success in our long term operating plans and has strengthened the value of the Red Lion brand. These actions, which included improving our capital structure, continued disposition plan for non-core assets and a major hotel renovation plan, have created a strong foundation for growth.

As we enter 2007, our short-term liquidity needs include funds for operating activities, interest payments on our outstanding indebtedness and capital expenditures. We expect to meet our short-term liquidity requirements generally through net cash provided by operations and from our existing cash, cash equivalents and short-term investments of $20.9 million at December 31, 2006. We may also draw upon our $50 million credit facility. At December 31, 2006, we had an additional $2.8 million of restricted cash available under securitized borrowing arrangements for future payment of furniture, fixtures and equipment, repairs, insurance premiums and real and personal property taxes. We expect to meet our long-term liquidity requirements for the funding of property acquisitions, renovations and other non-recurring capital improvements through net cash provided by operations, long-term secured and unsecured indebtedness, including our new credit facility, and joint ventures.

During the second quarter of 2006, we completed a common stock offering for proceeds of approximately $60.4 million, net of underwriting costs and other associated expenses of approximately $3.9 million. Including the exercise of the underwriter’s option, we issued and registered 5,845,302 shares of our common stock at $11.00 per share. The proceeds from the offering were used primarily to retire existing debt and pay associated defeasance costs. The offering expanded our public market float and analyst coverage in the investment community and increased our liquidity and financial flexibility.

Another major initiative in 2006 has been the hotel capital improvement and reinvestment plan for our owned and leased hotels. The capital investment program represents one of the most significant facility improvement programs in company history. We are seeking to create an enhanced guest experience across our hotel portfolio. The investment accelerates our ongoing program to improve hotel quality by increasing customer comfort, freshening decor and modernizing with new technology. We believe that by improving the quality of our existing product in areas where customers’ quality expectations are growing, we both position our hotels to take advantage of the growth potential in our existing markets, and make the Red Lion brand more attractive for franchise opportunities. In 2006 and 2005, we spent a total of $34.6 million and $22.7 million, respectively, on capital improvements. Substantially all of the room-related renovations have been completed, with our focus in early 2007 primarily in non-room guest contact areas such as lobbies, exteriors, and banquet rooms. Our capital improvements have been financed in large part through the divestment of identified non-strategic owned hotels, a commercial office building and certain other non-core properties including condominium units and parcels of excess land, which provided us with total cash proceeds of $68.8 million, as discussed above. During 2007, we anticipate spending approximately $18.0 million in capital expenditures to complete our capital improvement and reinvestment plan, including our historical 4-6% of hotel revenues to cover routine capital expenditures.

Operating Activities

Net cash provided by operations increased 58.9% during 2006, including cash flow from business units identified as discontinued operations, totaling $18.9 million, compared to cash provided by operations in 2005 of $11.9 million. Net income, after reconciling adjustments to net cash provided by operations such as non-cash income statement impacts that include gain on asset disposals, impairment loss, depreciation and amortization, loan fee write-offs, the deferred tax provision, other gains and losses on assets and provisions for doubtful accounts, totaled positive cash flow of $18.0 million in 2006. For 2005, net income adjusted for those same items totaled $7.6 million of positive cash flow. Working capital changes, including restricted cash, receivables, accruals, payables and inventories, provided $1.0 million in cash during 2006. In 2005, changes in working capital items accounted for $4.3 million in positive cash flow. At December 31, 2006, restricted cash held in escrow for future payments of insurance, property taxes, repairs and other items as required by debt agreements, had been reduced from 2005 as the associated debt was reduced during 2006.

Investing Activities

Net cash used in investing activities totaled $14.0 million in 2006, compared to cash used in 2005 of $4.2 million. Cash additions to property and equipment increased 52.1% in 2006 from 2005. Net cash proceeds from the disposal of assets, including those classified as discontinued operations, totaled $13.2 million in 2006 compared to $32.8 million in 2005. In 2006, we received $0.5 million in proceeds from the repayment of a portion of our investment in Red Lion Hotels Capital Trust, and we received $0.5 million in 2005 from proceeds collected under outstanding notes receivable.

We have variable rate demand notes that are highly liquid short-term investments included as a current asset on our consolidated balance sheet. For comparative purposes, we reclassified $14.8 million from cash and cash equivalents to investments as of December 31, 2005. In addition, we made adjustments to the consolidated statement of cash flow for the year ended December 31, 2005, to reflect the net purchases and sales as investing activities. As a result, cash provided by investing activities decreased by $14.8 million from the level reported in 2005. During 2006, net use of these securities totaled $7.2 million.

Financing Activities

Net financing activities used $5.2 million in cash during 2006, including net proceeds from an offering of common stock in May of $60.4 million and repayment of $65.6 million in total debt including early extinguishment expenditures. Net financing activities in 2005 used cash of $4.0 million, including the repayment of $7.9 million borrowed during the year and $3.9 million in scheduled principal repayments.

In addition to repaying $3.4 million of principal due under the established terms of our debt agreements, we reduced our long-term liabilities by $59.1 million through:

•	The repayment of $16.6 million of debentures, as mandated by the terms of the underlying trust agreement, in connection with the May 2006 common stock offering;

•	Defeasance of $33.4 million of secured debt;

•	$6.5 million of debt payments without penalty; and

•	Forgiveness of $0.5 million related to an incentive achieved for meeting development targets in connection with the renovation and expansion of a hotel.

In connection with our common stock offering, in June 2006, we repaid approximately $16.6 million of the debentures due the Red Lion Hotels Capital Trust (“the Trust”), in which we hold a 3% common interest that is included in other noncurrent assets on our consolidated balance sheet at December 31, 2006. Of the $16.6 million, we received approximately $0.5 million back for our trust common securities which was reflected as a reduction of our equity method investment in the Trust. To retire the debentures, we paid a premium of $0.8 million, which is included on our consolidated statements of operations as a component of expense of early extinguishment of debt.

In September 2006, we secured a new $50 million credit facility intended to increase our working capital flexibility and allow us to react quickly to acquisition and other hotel related investment opportunities. Through the date of the new credit facility, we maintained a revolving credit facility with a separate lender that has been terminated. Subject to certain conditions, including the provision of additional collateral acceptable to the lenders, the size of the new facility may be increased at our request to up to $100 million. The facility matures in September 2009, with the right to extend for two additional one year terms. Borrowings under the revolving credit facility may be used to finance acquisitions or capital expenditures, for working capital and for other corporate purposes. The credit agreement requires us to comply with certain customary financial and non-financial covenants, the most restrictive of which are financial covenants dealing with leverage, interest coverage and debt service coverage. Through December 31, 2006, there have been no borrowings under the credit facility and we were in compliance with all covenants. For additional information related to our credit facility and other debt matters, see Notes 6-8 of Notes to Consolidated Financial Statements.

Immediately prior to our entering into the new credit facility in September 2006, we retired a note payable with a principal balance of approximately $33.4 million through a legal defeasance process. The note carried an interest rate of 7.93%, required monthly payments and a balloon payment through June 2011. In connection with the retirement of debt, we paid defeasance, legal and other related costs of $4.7 million, which is included as a component of expense of early extinguishment of debt on the consolidated statements of operations.

In December 2006, we repaid a note payable of $3.8 million, as well as $2.7 million under various convertible notes payable.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2006, including contractual obligations of business units identified as discontinued on our consolidated balance sheet (in thousands):

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt(1)	$121,718	$8,530	$19,851	$37,078	$56,259
Operating leases(2)	84,353	6,811	12,305	12,220	53,017
Debentures due Red Lion Hotels Capital Trust(1)	139,175	2,928	5,857	5,857	124,533

Total contractual obligations(3)	$345,246	$18,269	$38,013	$55,155	$233,809

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)	Operating lease amounts are net of estimated sublease income of $9.9 million annually.

(3)	With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.

Off-balance Sheet Arrangements

As of December 31, 2006, we had no off-balance sheet arrangements, as defined by SEC regulations that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Other Matters

Franchise and Management Contracts

At December 31, 2006, our system of hotels included one hotel under a management contract and 25 hotels under franchise agreements. During 2006, we added two franchised properties: one in Portland, Oregon, the other in Baton Rouge, Louisiana, which is expected to open in mid-2007 after a multi-million dollar renovation. One Red Lion franchise in Texas did not renew its franchise agreement during 2006, and during 2007, franchised hotels in San Diego, California and Lawton, Oklahoma, will leave the Red Lion system. In 2006, we completed the sale of the Red Lion Hillsboro Hotel and the Red Lion Idaho Falls, each of which entered into a short-term transition franchise contract. Subsequently, Idaho Falls transitioned into a long-term franchise agreement requiring significant capital improvements. In connection with our focus on the Red Lion brand, in 2006 we modified our relationship with two WestCoast Hotel properties — one managed property and one franchised — and now provide limited distribution services. At December 31, 2006, these hotels were not included in our system.

Acquisitions

There were no hotels acquired or other material operating acquisitions during 2006.

Stock Based Compensation under No. 123(R)

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R)related to stock based compensation, including options and other awards issued under our stock incentive plans and shares issued under our employee stock purchase plan. Under SFAS No. 123(R), stock based compensation expense reflects the fair value of stock based awards measured at its grant date, and is recognized over the relevant service period adjusted for anticipated forfeitures. During 2006, we recorded compensation expense related to options to purchase common stock of $0.5 million, as well as an expense of $0.1 million related to 22,400 shares issued under our employee stock purchase plan. We have elected to use the modified prospective transition method as permitted by SFAS No. 123(R), and therefore have not restated our financial results for prior periods. For additional information relating to equity compensation, see Note 10 of Notes to Consolidated Financial Statements.

Real Estate Management Business

In April 2006, we divested on a tax-free basis the real estate management portion of our real estate division for $1.1 million, to an existing company executive and a former company executive who is also the brother of two members of our board of directors. The sale was in exchange for 94,311 shares of unrestricted common stock that has subsequently been retired. The transaction resulted in a gain on sale of approximately $1.0 million. The new entity continues to manage our office and retail real estate assets through specific management agreements. For the full year 2005, the real estate management business contributed $2.3 million and $0.1 million to our revenue and operating income, respectively.

OP Units Transaction

We are a general partner of the Red Lion Hotels Limited Partnership (“RLHLP”), of which we held an approximate 98% interest through December 31 2005. Partners who hold operating partnership units (“OP Units”) have the right to put those OP Units to RLHLP, in which event either (a) RLHLP must redeem the units for cash, or (b) we, as general partner, may elect to acquire the OP Units for cash or in exchange for a like number of shares of our common stock. During the first quarter of 2006, we elected to issue 143,498 shares of our common stock in exchange for a like number of OP Units that certain then limited partners put to RLHLP. This resulted in a non-cash adjustment of the minority interest balance of $2.2 million, with a corresponding increase to common stock and additional paid-in capital. The issuance of this common stock did not materially affect our earnings per share for 2006. At December 31, 2006, we held an approximate 99% interest in RLHLP, with the remaining 142,663 OP Units held by limited partners.

Related-Party Transactions

We conducted various business transactions during 2006, 2005 and 2004 in which the counterparty was considered a related party due to common ownership by our directors and/or shareholders. The nature of the transactions was limited to performing certain management and administrative functions for the related entities, commissions for real estate sales, leased office space and purchased product for use in the hotels and restaurants from related entities. The total aggregate value of these transactions in 2006, 2005 and 2004 was $0.5 million, $0.3 million and $0.4 million, respectively.

During 2006, 2005 and 2004, we held certain cash and investment accounts in a bank and had notes payable to the same bank. The bank’s chairman and chief executive officer is a member of our board of directors. At December 31, 2006 and 2005, total cash and investments held were approximately $0.5 million and $0.5 million, respectively, with outstanding notes payable totaling approximately $3.4 million and $7.9 million, respectively. Net interest expense of $0.5 million, $0.2 million and $0.2 million, respectively, related to an outstanding note payable to this bank was recorded during 2006, 2005 and 2004. Additionally, up until the sale of the real estate management business in April 2006, we managed the bank’s corporate office building under the terms of a management agreement. Aggregate management fees received from this agreement during 2006, 2005 and 2004, were approximately $0.3 million.

Seasonality

Our business is subject to seasonal fluctuations. Significant portions of our revenues and profits are realized from May through October.

Inflation

The effect of inflation, as measured by fluctuations in the U.S. Consumer Price Index, has not had a material impact on our revenues or net income during the periods under review.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. We consider a critical accounting policy to be one that is both important to the portrayal of our financial condition and results of operations and requires management’s most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements, however, we have identified our most critical accounting policies and estimates below. Management has discussed the development and selection of our critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosures presented below.

Revenue Recognition and Receivables

Revenue is generally recognized as services are provided. When we receive payment from customers before our services have been performed, the amount received is recorded as deferred revenue until the service has been completed. We recognize revenue from the following sources:

•	Hotels — Room rental and food and beverage sales from owned and leased hotels. Revenues are recognized when our services have been performed, generally at the time of the hotel stay or guest’s visit to the restaurant. This treatment is consistent with others within our industry. Our revenues are significantly impacted by global, national and regional economic conditions affecting the travel and hospitality industry, as well as the relative market share of our hotels compared with our competitors.

•	Franchise and Management — Fees received in connection with the franchise of our brand names and management fees we earn from managing third-party owned hotels. Franchise and management revenues are recognized as earned in accordance with the contractual terms of the franchise or management agreements.

•	Entertainment — Computerized event ticketing services and promotion of Broadway style shows and other special events. Where we act as an agent and receive a net fee or commission, it is recognized as revenue in the period the services are performed. When we are the promoter of an event and are at-risk for the production, revenues and expenses are recorded in the period of the event performance.

We review the ability to collect individual accounts receivable on a routine basis. We record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible and amounts that are past due beyond a certain date. The receivable is written off against the allowance for doubtful accounts if collection attempts fail. Our estimate of the allowance for doubtful accounts is impacted by, among other things, national and regional economic conditions.

Long-lived Assets

Property and equipment is stated at cost less accumulated depreciation. The assessment of long-lived assets for possible impairment requires us to make judgments regarding estimated future cash flows from the respective properties, which is dependent upon internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which our cash flows will occur, the determination of real estate and prevailing market values, asset appraisals and, if available and appropriate, current estimated net sales proceeds from pending offers or net sales proceeds from previous, comparable transactions. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings.

We review the recoverability of our long-lived assets annually or more frequently as events or circumstances indicate that the carrying amount of an asset may not be recoverable. Changes to our plans, including a decision to sell, dispose of or change the intended use of an asset, could have a material impact on the carrying value of the asset. During 2005 and 2004, we recognized impairment losses before the effect of income taxes of approximately $4.5 million and $8.9 million, respectively, as a result of our decision to sell certain assets discussed previously. No impairment losses were recognized in 2006.

Assets Held For Sale

We account for assets held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” Assets held for sale are recorded at the lower of their historical carrying value or market value. Revenues earned and recorded expenses associated with the operations of the properties held for sale prior to the sale date are recorded in discontinued operations, unless we anticipate continuing involvement after the sale. Depreciation is suspended when the asset is determined to be held for sale.

The real estate market, including the market for our hotels, is affected by many factors beyond our control and our ability to sell an asset in response to changing economic, financial or investment conditions is limited. Once we have made the decision to sell one or more of our assets, we may be unable to do so or, even if we are successful, it may take us longer than anticipated to find willing purchasers or the sale may be on less favorable terms. If an asset is ultimately not sold within the guidelines of SFAS No. 144, depreciation would be recaptured for the period the asset was classified as held for sale. In addition, if an asset held for sale is not ultimately sold, our review of its carrying value may result in a possible impairment based on its estimated fair market value.

Intangible Assets

Our intangible assets include brands and goodwill, which we account for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” We do not amortize our brands and goodwill. Instead, we test for impairment annually or more frequently as events or circumstances indicate the carrying amount of an asset may not be recoverable. Our goodwill and other intangible asset impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit, subject to the same general assumptions discussed above for long-lived assets. At December 31, 2006 and 2005, our recorded goodwill and other intangible assets not subject to amortization remained unchanged at $28.0 million. While we have not recognized an impairment loss since we originally recorded goodwill, changes in our estimates and assumptions could affect, potentially materially, our financial condition or results of operations in the future.

Our other intangible assets include management, marketing and lease contracts, the value of which is amortized on a straight-line basis over the weighted average life of the agreements and totaled $12.1 million and $12.9 million, respectively, at December 31, 2006 and 2005. The assessment of these contracts requires us to make certain judgments, including estimated future cash flow from the applicable properties,.

New Accounting Pronouncements

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments — An Amendment of FASB Statements No. 133 and No. 144” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Furthermore, SFAS No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and it amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year beginning after September 15, 2006. We do not expect the adoption of the provisions of SFAS No. 155 to materially impact our financial condition or results of operations.

In March of 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 156”) This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, prescribes subsequent measurement methods, and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is adopted effective for an entity’s first fiscal year that begins after September 15, 2006. Our adoption of the provisions of SFAS No. 156 is not expected to materially impact our financial condition or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of FIN 48, a company must review all of its uncertain tax positions and make a determination as to whether its position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a position meets the more-likely-than-not criterion, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of the provisions of FIN 48 is not expected to materially impact our financial condition or results of operations.

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences.” Under EITF No. 06-2, the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period if an employee’s right to such absence (a) requires the completion of a minimum service period and (b) in which the benefit does not increase with additional years of service pursuant to paragraph 6(b) of SFAS No. 43 for arrangements in which the individual continues to be a compensated employee and is not required to perform duties for the entity during the absence. EITF No. 06-2 was effective for us on January 1, 2007, and our adoption of the provisions of EITF No. 06-2 is not expected to materially impact our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements itself. However, this statement applies under other accounting pronouncements that require or permit fair value measurements and may therefore change current practice if an alternative measure of fair value has been used. SFAS No. 157 applies an exchange price notion for fair value consistent with previously preferred practice, with a focus on exit price and market-based measurements as compared to entry price and entity-specific measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged and the new measurement criteria are generally to be applied prospectively. We are currently evaluating the impact of FAS 157 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Under SFAS No. 158, an employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is generally effective for fiscal years ending after December 15, 2008. Earlier application is encouraged and all provisions must be adopted prospectively. We do not expect that our adoption of the provisions of SFAS No. 158 will materially impact our financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Historically we have been exposed to market risk from changes in interest rates and we may be again in the future. However, at December 31, 2006, all of our outstanding debt was subject to currently fixed interest rates. We have managed our exposure to these risks by monitoring available financing alternatives. We do not foresee any significant changes in our exposure to fluctuations in interest rates or in how such exposure is managed in the future.

See Notes 3, 7, 8 and 9 of Notes to Consolidated Financial Statements with regard to debt repaid during 2006 included as debt obligations at December 31, 2005. The below table summarizes our debt obligations at December 31, 2006, including those held as a component of liabilities of discontinued operations on our consolidated balance sheet (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Long-term debt
Fixed rate	$2,273	$5,403	$2,669	$2,860	$24,993	$50,948	$89,146	$87,095
Average interest rate							7.11%
Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$32,403
Average interest rate							9.50%

Item 8.	Financial Statements and Supplementary Data

See Item 15 of this annual report for certain information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this Item 8.

The following table sets forth supplementary financial data (in thousands except per share amounts) for each quarter for the years ended December 31, 2006 and 2005, derived from our unaudited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our Consolidated Financial Statements.

	Year Ended December 31,
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2006
Room revenue	$19,749	$27,138	$34,719	$22,071	$103,677
Food and beverage revenue	10,380	12,400	11,990	12,747	47,517
Other hotel revenue	900	913	1,053	757	3,623

Total hotels segment revenue	31,029	40,451	47,762	35,575	154,817
Franchise and management revenue	577	641	847	788	2,853
Entertainment revenue	3,370	2,488	2,519	2,414	10,791
Other revenue	773	137	282	715	1,907

Revenues from continuing operations	$35,749	$43,717	$51,410	$39,492	$170,368

Operating income (loss) from continuing operations	$(1,317)	$5,701	$9,057	$(133)	$13,308
Income (loss) from continuing operations before income tax	$(4,261)	$2,184	$1,799	$(1,875)	$(2,153)
Net income (loss) from continuing operations	$(2,685)	$1,932	$1,338	$(1,105)	$(520)
Net income (loss) from discontinued operations	$(288)	$149	$114	$(30)	$(55)
Net income (loss)	$(2,973)	$2,081	$1,452	$(1,135)	$(575)
Earnings (loss) per common share — basic	$(0.22)	$0.14	$0.08	$(0.06)	$(0.03)
Earnings (loss) per common share — diluted	$(0.22)	$0.13	$0.07	$(0.06)	$(0.03)
2005
Room revenue	$18,929	$26,212	$30,883	$20,272	$96,296
Food and beverage revenue	10,424	12,129	10,961	12,146	45,660
Other hotel revenue	989	1,082	1,177	921	4,169

Total hotels segment revenue	30,342	39,423	43,021	33,339	146,125
Franchise and management revenue	814	604	810	632	2,860
Entertainment revenue	2,805	2,613	1,828	2,581	9,827
Other revenue	1,219	1,298	903	821	4,241

Revenues from continuing operations	$35,180	$43,938	$46,562	$37,373	$163,053

Operating income (loss) from continuing operations	$(1,149)	$4,588	$7,581	$429	$11,449
Income (loss) from continuing operations before income tax	$(4,616)	$1,097	$4,327	$(2,689)	$(1,881)
Net income (loss) from continuing operations	$(2,949)	$805	$2,854	$(1,687)	$(977)
Net income (loss) from discontinued operations	$(174)	$928	$3,904	$814	$5,472
Net income (loss)	$(3,123)	$1,733	$6,758	$(873)	$4,495
Earnings (loss) per common share — basic	$(0.24)	$0.13	$0.52	$(0.07)	$0.34
Earnings (loss) per common share — diluted	$(0.24)	$0.13	$0.51	$(0.07)	$0.34

Through September 30, 2006, we reported a “Real Estate” segment that historically included the ownership of commercial real estate properties and the management of commercial and residential projects. During 2006, we divested our real estate management business. In the fourth quarter of 2006, we listed for sale a commercial office and retail complex located in Spokane, Washington, and have classified its assets, liabilities and results of operations within discontinued operations for the periods presented above. Our remaining office and retail properties no longer constitute a separate reportable segment and their operating results for the periods presented have been reclassified to “Other.”

Financial Statements

The 2006 Consolidated Financial Statements of Red Lion Hotels Corporation are
presented on pages 53 to 81 of this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Red Lion Hotels Corporation
Spokane, Washington

We have audited the accompanying consolidated balance sheets of Red Lion Hotels Corporation as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Lion Hotels Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Red Lion Hotels Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2007 expressed an unqualified opinion thereon.

BDO Seidman, LLP
Spokane, Washington
March 12, 2007

RED LION HOTELS CORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$13,262	$13,533
Investments	7,635	14,800
Restricted cash	2,756	3,803
Accounts receivable, net	9,309	8,637
Inventories	1,523	1,712
Prepaid expenses and other	3,907	1,588
Assets held for sale:
Assets of discontinued operations	14,539	28,041
Other assets held for sale	715	715

Total current assets	53,646	72,829

Property and equipment, net	249,860	215,890
Goodwill	28,042	28,042
Intangible assets, net	12,097	12,852
Other assets, net	7,793	14,470

Total assets	$351,438	$344,083

LIABILITIES
Current liabilities:
Accounts payable	$8,732	$7,013
Accrued payroll and related benefits	6,058	5,511
Accrued interest payable	422	631
Advance deposits	315	190
Other accrued expenses	10,381	9,284
Long-term debt, due within one year	2,267	3,151
Liabilities of discontinued operations	4,112	7,015

Total current liabilities	32,287	32,795

Long-term debt, due after one year	83,005	118,844
Deferred income	7,017	7,770
Deferred income taxes	14,259	13,420
Minority interest in partnerships	254	2,584
Debentures due Red Lion Hotels Capital Trust	30,825	47,423

Total liabilities	167,647	222,836

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock — 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock — 50,000,000 shares authorized; $0.01 par value; 19,118,692 and 13,131,282 shares issued and outstanding	191	131
Additional paid-in capital, common stock	147,891	84,832
Retained earnings	35,709	36,284

Total stockholders’ equity	183,791	121,247

Total liabilities and stockholders equity	$351,438	$344,083

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands, except per share data)

Revenue:
Hotels	$154,817	$146,125	$142,424
Franchise and management	2,853	2,860	2,575
Entertainment	10,791	9,827	11,615
Other	1,907	4,241	5,350

Total revenues	170,368	163,053	161,964

Operating expenses:
Hotels	122,150	118,006	116,233
Franchise and management	808	652	1,135
Entertainment	9,109	8,395	10,452
Other	1,866	3,523	3,499
Depreciation and amortization	12,683	11,083	10,128
Hotel facility and land lease	6,895	6,922	7,219
Gain on asset dispositions, net	(1,705)	(1,040)	(1,148)
Undistributed corporate expenses	5,254	4,063	3,273

Total expenses	157,060	151,604	150,791

Operating income	13,308	11,449	11,173
Other income (expense):
Interest expense	(12,072)	(13,987)	(13,489)
Expense of early extinguishment of debt, net	(5,266)	—	—
Minority interest in partnerships, net	56	(60)	224
Other income, net	1,821	717	590

Loss from continuing operations before income taxes	(2,153)	(1,881)	(1,502)
Income tax benefit	(1,633)	(904)	(876)

Net loss from continuing operations	(520)	(977)	(626)
Discontinued operations:
Income from operations of discontinued business units, net of income tax expense of $43, $917 and $108, respectively	78	1,725	111
Net gain (loss) on disposal of discontinued business units, net of income tax expense (benefit) of $(73), $2,070 and $(3,201), respectively	(133)	3,747	(5,770)

Income (loss) from discontinued operations	(55)	5,472	(5,659)

Net income (loss)	(575)	4,495	(6,285)
Preferred stock dividend	—	—	(377)

Income (loss) applicable to common shareholders	$(575)	$4,495	$(6,662)

Earnings (loss) per common share:
Basic and Diluted
Loss applicable to common shareholders before discontinued operations	$(0.03)	$(0.08)	$(0.08)
Income (loss) from discontinued operations	—	0.42	(0.43)

Income (loss) applicable to common shareholders	$(0.03)	$0.34	$(0.51)

Weighted average shares — basic and diluted	16,666	13,105	13,049

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004

	Preferred Stock — Series A and B			Common Stock
			Additional			Additional
			Paid-in			Paid-in	Retained
	Shares	Amount	Capital	Shares	Amount	Capital	Earnings
	(In thousands, except share data)

Balances, January 1, 2004	588,236	$6	$29,406	13,006,361	$130	$84,196	$38,451
Net loss	—	—	—	—	—	—	(6,285)
Preferred Stock Dividends Series A ($0.53 per share)	—	—	—	—	—	—	(155)
Series B ($0.75 per share)	—	—	—	—	—	—	(222)
Stock issued under employee stock purchase plan	—	—	—	27,971	1	113	—
Stock issued under option plan	—	—	—	26,587	—	139	—
Retirement of preferred stock:
Series A	(294,118)	(3)	(14,703)	—	—	—	—
Series B	(294,118)	(3)	(14,703)	—	—	—	—
Stock issued to an employee	—	—	—	3,707	—	19	—

Balances, December 31, 2004	—	—	—	13,064,626	131	84,467	31,789
Net income	—	—	—	—	—	—	4,495
Stock issued under employee stock purchase plan	—	—	—	31,456	—	152	—
Stock issued under option plan	—	—	—	31,493	—	71	—
Stock issued to an employee	—	—	—	3,707	—	19	—
Stock options issued to directors	—	—	—	—	—	123	—

Balances, December 31, 2005	—	—	—	13,131,282	131	84,832	36,284
Net loss	—	—	—	—	—	—	(575)
Stock issued for cash, net of issuance costs	—	—	—	5,845,302	58	60,361	—
Stock issued under employee stock purchase plan	—	—	—	22,400	—	149	—
Stock issued under option plan	—	—	—	60,526	1	367	—
Stock based compensation	—	—	—	—	—	609	—
Tax benefits related to exercise of stock options	—	—	—	—	—	340	—
OP Units exchanged for common stock	—	—	—	143,498	1	2,273	—
Stock issued to directors and senior management	—	—	—	9,995	1	91	—
Stock redeemed for sale of business	—	—	—	(94,311)	(1)	(1,131)	—

Balances, December 31, 2006	—	$—	$—	19,118,692	$191	$147,891	$35,709

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands)

Operating activities:
Net income (loss)	$(575)	$4,495	$(6,285)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,108	11,606	12,826
Gain on disposition of property, equipment and other assets, net	(1,704)	(935)	(1,149)
(Gain) loss on disposition of discontinued operations, net	207	(5,714)	8,877
Expense of early extinguishment of debt, net	5,266	—	—
Deferred income tax provision	838	(2,572)	(769)
Minority interest in partnerships	(57)	60	(314)
Equity in investments	(152)	63	(78)
Compensation expense related to stock and option issuance	700	142	19
Provision for doubtful accounts	334	466	572
Change in current assets and liabilities:
Restricted cash	1,047	(2,045)	694
Accounts receivable	(281)	(686)	(574)
Inventories	341	223	4
Prepaid expenses and other	(2,297)	1,808	(1,418)
Accounts payable	1,430	2,075	(1,928)
Accrued payroll and related benefits	50	930	153
Accrued interest payable	(241)	(44)	37
Other accrued expenses and advance deposits	948	2,065	222

Net cash provided by operating activities	18,962	11,937	10,889

Investing activities:
Purchases of property and equipment	(34,851)	(22,724)	(21,898)
Proceeds from disposition of property and equipment	34	4,904	1,498
Proceeds from disposition of discontinued operations	13,155	27,892	—
Proceeds (purchases) of short-term liquid investments	7,165	(14,800)	—
Proceeds from (advances to) Red Lion Hotels Capital Trust	515	(20)	(3,539)
Distributions from equity investee	—	93	449
Proceeds from collections under note receivable	—	502	1,728
Proceeds from disposition of investment	—	—	94
Other, net	(18)	(66)	(208)

Net cash used in investing activities	(14,000)	(4,219)	(21,876)

Financing activities:
Proceeds from note payable to bank	—	50	11,000
Repayment of note payable to bank	—	(50)	(11,000)
Proceeds from debenture issuance	—	—	47,423
Repurchase and retirement of preferred stock	—	—	(29,412)
Proceeds from long-term debt	—	7,874	83
Repayment of long-term debt, including expense of early extinguishment	(48,179)	(11,724)	(4,507)
Proceeds from common stock offering	60,420	—	—
Repayment of debentures including expense of early extinguishment	(17,403)	—	—
Proceeds from issuance of common stock under employee stock purchase plan	150	152	114
Preferred stock dividend payments	—	—	(1,011)
Proceeds from stock option exercises	708	71	139
Distributions to Operating Partnership unit holders	—	(24)	(3)
Additions to deferred financing costs	(943)	(374)	(49)

Net cash provided by (used in) financing activities	(5,247)	(4,025)	12,777

Net cash in discontinued operations	14	(71)	237

Change in cash and cash equivalents:
Net increase in cash and cash equivalents	(271)	3,622	2,027
Cash and cash equivalents at beginning of period	13,533	9,911	7,884

Cash and cash equivalents at end of period	$13,262	$13,533	$9,911

Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest	$12,502	$15,648	$15,469
Income taxes	$1,121	$1,069	$23
Noncash investing and financing activities:
Exchange of common stock for minority interest in partnership	$2,273	$—	$—
Exchange of common stock for real estate management business	$1,131	$—	$—
Note receivable on disposition of discontinued operations	$—	$300	$—
Sale of equipment under note receivable	$—	$37	$—
Options converted to property and equipment	$—	$—	$10,128
Debt assumed on acquisition of property and equipment	$—	$—	$7,942
Reclassification of property to assets held for sale	$—	$—	$1,599
Preferred stock dividends declared	$—	$—	$377
Minority interest deficit of partner acquired	$—	$—	$243

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation (“RLH,” “Red Lion” or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale and upscale, full service hotels under the Red Lion brand. As of December 31, 2006, the Red Lion system of hotels contained 58 hotels located in nine states and one Canadian province, with 10,167 rooms and 506,629 square feet of meeting space. As of that date, the Company operated 32 hotels, of which 19 are wholly-owned and 13 are leased, managed one hotel owned by a third-party and franchised 25 hotels that were owned and operated by various third-party franchisees.

The Company is also engaged in entertainment operations. Through the entertainment division, which includes TicketsWest.com, Inc., the Company engages in event ticket distribution and promotion and presents a variety of entertainment productions.

The Company has historically owned certain commercial real estate properties and engaged in traditional real estate related services, including developing, managing and acting as a broker for sales and leases of commercial and multi-unit residential properties (collectively referred to as the real estate management business). Together, these operations comprised the “Real Estate” segment. Effective April 30, 2006, the Company divested the real estate management business. In addition, the Company has since listed one of two remaining wholly-owned commercial real estate properties for sale. For additional information, see Note 3.

The Company was incorporated in the state of Washington in April 1978, and operated hotels during that period under various brand names including Cavanaughs Hotels. In 1999, the Company acquired WestCoast Hotels, Inc., and rebranded its Cavanaughs hotels to the WestCoast brand — changing the Company’s name to WestCoast Hospitality Corporation. In 2001, the Company acquired Red Lion Hotels, Inc. In September 2005, after rebranding most of its WestCoast hotels to the Red Lion brand, the Company changed its name to Red Lion Hotels Corporation. The financial statements encompass the accounts of Red Lion Hotels Corporation and all of its consolidated subsidiaries, including its 100% ownership of Red Lion Hotels Holdings, Inc., and Red Lion Hotels Franchising, Inc., and its approximately 99% ownership of Red Lion Hotels Limited Partnership (“RLHLP”) further discussed in Note 6.

Up to July 22, 2005, the Company wholly owned a retail and hotel property and included it in consolidation. At that date, the Company sold a 50% tenancy-in-common interest in the property to a third party. The Company had continued to consolidate the property. Effective July 1, 2006, the Company determined its 50% ownership interest should be reflected as an equity method investment from the date of the sale. Prior period financial statements were reclassified. In December 2006, the Company increased its ownership in the property to 100%. From that date forward, the property was again consolidated and has been reflected as such at December 31, 2006.

The financial statements include an equity method investment in a 19.9% owned real estate venture, as well as certain cost method investments in various entities included as other assets, over which the Company does not exercise significant influence. In addition, the Company hold a 3% common interest in Red Lion Hotels Capital Trust (the “Trust”) that is considered a variable interest entity under FIN-46(R) “Consolidation of Variable Interest Entities,” as revised. The Company is not the primary beneficiary of the Trust; thus, it is treated as an equity method investment.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of American (“GAAP”), and include all accounts and wholly and majority-owned subsidiaries’ accounts. All significant inter-company transactions and accounts have been eliminated upon consolidation. In addition, certain other amounts disclosed in prior period statements have been reclassified to

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conform to the current period presentation, however, this reclassification had no effect on net income (loss) or retained earnings as previously reported. For additional information, see Notes 1 and 3.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. At times, cash balances at banks and other financial institutions may be in excess of federal insurance limits.

At December 31, 2005, the Company maintained approximately $3.0 million in various trust accounts for client-owners of multiple real properties under company management. The Company was not entitled to these cash accounts and therefore did not include the amounts held in its consolidated financial statements. Effective April 30, 2006, the Company divested the real estate management portion of its real estate division, as discussed further in Note 3 of Notes to Consolidated Financial Statements, and no longer maintained these accounts at December 31, 2006.

Investments

The Company includes variable rate demand notes as current investments on the consolidated balance sheet. Variable rate demand notes are highly liquid short-term investments with maturities of less than one year. The Company records variable rate demand notes at cost, which approximated fair value at December 31, 2006 and December 31, 2005. For comparative purposes, the Company has reclassified $14.8 million from cash and cash equivalents to current investments in its consolidated balance sheet as of December 31, 2005. In addition, the Company has made adjustments to the consolidated statement of cash flow for the year ended December 31, 2005, to reflect the net purchases and maturities as investing activities. As a result, cash provided by investing activities decreased by $14.8 million for 2005. Gross realized gains and losses were immaterial in all periods presented.

Restricted Cash

In accordance with the Company’s various borrowing arrangements, at December 31, 2006 and 2005, cash of approximately $2.8 million and $3.8 million, respectively, was held in escrow for the future payment of insurance, property taxes, repairs and furniture and fixtures.

Allowance for Doubtful Accounts

Allowances for doubtful accounts are recorded based on specifically identified amounts believed to be uncollectible and for those accounts past due beyond a certain date, generally 90 days. If actual collection experience changes, revisions to the allowance may be required and if all attempts to collect a receivable fail, it is recorded against the allowance. The following schedule summarizes the activity in the allowance account for trade accounts receivable for the past three years for continuing operations (in thousands):

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Allowance for doubtful accounts, continuing operations
Balance, beginning of year	$342	$295	$194
Additions to allowance	375	451	518
Write-offs, net of recoveries	(283)	(404)	(417)

Balance, end of year	$434	$342	$295

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories consist primarily of food and beverage products held for sale at the company operated restaurants and guest supplies. Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value.

Assets Held for Sale

Assets held for sale are accounted for in accordance with Statement of Financial Accounting Standards Number (“SFAS No.”) 144 “Accounting for the Impairment and Disposal of Long-Lived Assets,” and are recorded at the lower of their historical cost less accumulated depreciation or market value less costs to sell. In accordance with SFAS No. 144, depreciation is suspended when the asset is determined to be held for sale. If the assets are ultimately not sold, depreciation would be recaptured. For additional information with regard to assets held for sale, as well as discontinued operations, see Note 3 of Notes to Consolidated Financial Statements.

Property and Equipment

Property and equipment are stated at cost. Interest costs are capitalized as incurred during the construction period for qualifying assets. During 2006 and 2005, the Company capitalized approximately $173,000 and $32,000, respectively. No interest was capitalized in 2004. Repairs and maintenance charges are expensed as incurred.

Depreciation is provided using the straight-line method over the estimated useful life of each asset, which range as follows:

Buildings	25 to 39 years
Equipment	2 to 20 years
Furniture and fixtures	5 to 15 years
Landscaping and improvements	15 years

Valuation of Long-Lived Assets

Management reviews the carrying value of property, equipment and other long-lived assets at least annually, or upon the occurrence of other events or changes in circumstances that indicate the related carrying amounts may not be recoverable. Estimated undiscounted future cash flows are compared with the asset’s current carrying value. Reductions to the carrying value, if necessary, are recorded to the extent the net book value of the asset exceeds the greater of estimated future discounted cash flows or fair value less selling costs, in accordance with SFAS No. 144. During 2005 and 2004, we recorded impairment charges in connection with the sale of certain discontinued operations, as discussed in Note 3 of Notes to Consolidated Financial Statements. No asset impairment charges were recorded during 2006.

Goodwill and Intangible Assets

Goodwill represents the excess of the estimated fair value of the net assets acquired during business combinations over the net tangible and identifiable intangible assets acquired. Goodwill is tested for impairment at least annually, or when circumstances dictate, and is not otherwise amortized.

Brand name is an identifiable, indefinite life intangible asset that represents the separable legal right to a trade name acquired in a business combination the Company entered into in 2001. Remaining intangible assets consist primarily of the net amortized cost of lease, management and franchise contracts acquired in business combinations, including the one in 2001. The costs of these contracts are amortized over the weighted-average remaining term of the related agreements.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the cost and accumulated amortization of goodwill and other intangible assets (in thousands):

	December 31, 2006			December 31, 2005
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Goodwill	$28,042	N/A	$28,042	$28,042	N/A	$28,042

Intangible assets
Franchise and management contracts	$5,882	$(4,377)	$1,505	$5,882	$(3,767)	$2,115
Brand name	6,878	N/A	6,878	6,878	N/A	6,878
Lease contracts	4,332	(722)	3,610	4,332	(578)	3,754
Trademarks	104	N/A	104	98	N/A	98
Other intangible assets	66	(66)	—	66	(59)	7

Total intangible assets	$17,262	$(5,165)	$12,097	$17,256	$(4,404)	$12,852

Amortization expense related to intangible assets was approximately $0.8 million for each of the years ended December 31, 2006, 2005 and 2004. Estimated amortization expense for intangible assets over the next five years is as follows (in thousands):

Year Ending December 31,	Amount

2007	$521
2008	520
2009	520
2010	520
2011	520

$2,601

Goodwill and other intangible assets attributable to each of the Company’s business segments at December 31, 2006 and 2005, was as follows (in thousands):

	2006		2005
		Other		Other
	Goodwill	Intangibles	Goodwill	Intangibles

Hotels	$19,530	$8,200	$19,530	$8,340
Franchise and management	5,351	3,891	5,351	4,506
Entertainment	3,161	6	3,161	6

Total	$28,042	$12,097	$28,042	$12,852

Other Assets

Other assets primarily include deferred loan fees, straight-line rental income, long-term notes receivable and equity method and cost method investments discussed in Note 1. Deferred loan fees are amortized using the effective interest method over the term of the related loan agreement.

Cost method investments are carried at their original purchase price, less any impairment recognized to date. Equity method investments are carried at cost, adjusted for the Company’s proportionate share of earnings and any investment disbursements. At December 31, 2006 and 2005, the Company had a $0.3 million note receivable,

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, that bore interest at 7.05% related to its investment in a real estate venture. The note is due August 2007.

Income Taxes

Deferred tax assets and liabilities and income tax expenses and benefits are recognized for the expected future income tax consequences of events that have been recognized in the consolidated financial statements. The deferred tax assets and liabilities are determined based on the temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Certain wholly or partially-owned entities, including RLHLP, do not directly pay income taxes. Instead, their taxable income either flows through to the Company or to the other respective owners of the entity.

Revenue Recognition and Receivables

Revenue is generally recognized as services are provided. When payments from customers are received before services have been performed, the amount received is recorded as deferred revenue until the service has been completed. The Company recognizes revenue from the following sources:

•	Hotels — Room rental and food and beverage sales from owned and leased hotels. Revenues are recognized when services have been performed, generally at the time of the hotel stay or guest’s visit to the restaurant.

•	Franchise and Management — Fees received in connection with the franchise of the Red Lion brand name and management fees earned from managing third-party owned hotels. Franchise and management revenues are recognized as earned in accordance with the contractual terms of the franchise or management agreements.

•	Entertainment — Computerized event ticketing services and promotion of Broadway-style shows and other special events. Where the Company acts as an agent and receives a net fee or commission, it is recognized as revenue in the period the services are performed. When the Company is the promoter of an event and is at-risk for the production, revenues and expenses are recorded in the period of the event performance.

The ability to collect individual accounts receivable is reviewed on a routine basis. Allowances for doubtful accounts are recorded based on specifically identified amounts that the Company believes to be uncollectible and amounts that are past due beyond a certain date. The receivable is written off against the allowance for doubtful accounts if collection attempts fail. The estimate of the allowance for doubtful accounts is impacted by, among other things, national and regional economic conditions.

Advertising and Promotion

Costs associated with advertising and promotional efforts are generally expensed as incurred. During the years ended December 31, 2006, 2005 and 2004, the Company incurred approximately $1.9 million, $1.9 million and $2.0 million, respectively, in advertising expense for continuing operations. In addition, the Company incurred advertising expenses associated with discontinued operations of approximately $0.1 million, $0.2 million and $0.3 million, respectively, during those same periods. These amounts are exclusive of advertising and promotion spent by the Red Lion Central Program Fund (“CPF”) discussed below.

Central Program Fund

In 2002, the Company established the CPF in accordance with the Company’s various domestic franchise agreements. The CPF is responsible for certain advertising services, frequent guest program administration, reservation services, national sales promotions and brand and revenue management services intended to increase sales and enhance the reputation of the Red Lion brand. CPF contributions for company owned and managed hotels and those made by the franchisees, based on the individual franchise agreements, total up to 4.5% of room revenue

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or in some cases are based on reservation fees, frequent guest program dues and other services. The net assets and transactions of the CPF are not included in the accompanying financial statements in accordance with SFAS No. 45, “Accounting for Franchise Fee Revenue.”

For the years ended December 31, 2006, 2005 and 2004, the Company recorded operating expenses of $6.2 million, $6.4 million, and $6.6 million, respectively, based on contributions for the period to the CPF. At December 31, 2006 and 2005, the Company had a net current receivable from the CPF of approximately $1.6 million and $0.9 million, respectively.

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share gives effect to all dilutive potential common shares that are outstanding during the period and includes outstanding stock options and other outstanding employee equity grants, as well as the effect of minority interests related to operating partnership units of RLHLP (“OP Units”), by increasing the weighted-average number of common shares outstanding by their effect.

Use of Estimates

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

New Accounting Pronouncements

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments — An Amendment of FASB Statements No. 133 and No. 144” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Furthermore, SFAS No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and it amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year beginning after September 15, 2006. The adoption of the provisions of SFAS No. 155 is not expected to materially impact the Company’s financial condition or results of operations.

In March of 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 156”) This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, prescribes subsequent measurement methods, and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is adopted effective for an entity’s first fiscal year that begins after September 15,

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006. The adoption of the provisions of SFAS No. 156 is not expected to materially impact the Company’s financial condition or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of FIN 48, a company must review all of its uncertain tax positions and make a determination as to whether its position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a position meets the more-likely-than-not criterion, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of the provisions of FIN 48 is not expected to materially impact the Company’s financial condition or results of operations.

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences.” Under EITF No. 06-2, the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period if an employee’s right to such absence (a) requires the completion of a minimum service period and (b) in which the benefit does not increase with additional years of service pursuant to paragraph 6(b) of SFAS No. 43 for arrangements in which the individual continues to be a compensated employee and is not required to perform duties for the entity during the absence. EITF No. 06-2 was effective for us on January 1, 2007, and the adoption of the provisions of EITF No. 06-2 is not expected to materially impact the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements itself. However, this statement applies under other accounting pronouncements that require or permit fair value measurements and may therefore change current practice if an alternative measure of fair value has been used. SFAS No. 157 applies an exchange price notion for fair value consistent with previously preferred practice, with a focus on exit price and market-based measurements as compared to entry price and entity-specific measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged and the new measurement criteria are generally to be applied prospectively. The Company is currently evaluating the impact of FAS 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Under SFAS No. 158, an employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is generally effective for fiscal years ending after December 15, 2008. Earlier application is encouraged and all provisions must be adopted prospectively. The adoption of the provisions of SFAS No. 158 is not expected to materially impact the Company’s financial condition or results of operations.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Assets Held For Sale and Discontinued Operations

In November 2004, the Company announced its plan to divest non-strategic assets, including eleven of its owned hotels, certain commercial office buildings and certain other non-core properties including condominium units and certain parcels of excess land (collectively referred to as “the divestment properties”). Each of the divestment properties met the criteria to be classified as an asset held for sale. The activities of the hotels and commercial office buildings were considered discontinued operations under generally accepted accounting principles and have been separately disclosed on the consolidated statement of operations, comparative for all periods presented when they existed. Likewise, the assets and liabilities of the business units have been segregated and separately stated on the consolidated balance sheet for all periods presented when they existed. Depreciation of these assets, if previously appropriate, was suspended.

During 2005, the Company completed the sale of seven of the eleven hotels and one commercial office building, and three hotels sold in 2006. Proceeds from the sales have been used to finance the company-wide hotel renovation program. In 2006 and 2005, the Company received gross proceeds of approximately $15.8 million and $52.8 million, respectively, and recognized a loss on the disposition of discontinued operations of $0.1 million in 2006 and a gain of $3.7 million in 2005, both net of income tax expense. The net impact on consolidated earnings from the activities of these operations resulted in a loss from discontinued operations of $0.1 million in 2006, compared to a gain of $5.5 million in 2005 and a loss of $5.7 million in 2004, net of income tax expense.

The 2004 results included the recording of an impairment loss of $5.8 million, net of tax benefit. The 2005 gain on the sale accounted for $6.6 million, net of tax expense, of net income from discontinued operations, offset by the recording of an additional impairment loss of $2.9 million, net of tax expense, for the remaining four hotel properties. The Company evaluated the divestment properties for potential impairment in accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” The impairment amounts were calculated using expected sales prices, less expected transaction costs, as compared to the carrying value at the date of the evaluation. No impairment loss was recorded during 2006.

In the fourth quarter of 2006, the Company listed for sale a commercial office and retail complex located in Spokane, Washington, which has been considered discontinued operations and separately disclosed on the consolidated statement of operations, comparative for all periods presented. The Company continues to pursue the divestment of one hotel in Kalispell, Montana and surplus undeveloped land. The land has been considered as held for sale but does not meet the definition of a discontinued operation. A summary of the assets and liabilities of discontinued operations is as follows (in thousands):

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2006			December 31, 2005
	Hotel			Hotel
	Properties	Other	Combined	Properties	Other	Combined

Cash and cash equivalents	$7	$50	$57	$66	$5	$71
Accounts receivable, net	107	35	142	602	7	609
Inventories	5	—	5	157	—	157
Prepaid expenses and other	77	7	84	106	7	113
Buildings and equipment	2,758	11,914	14,672	14,382	11,901	26,283
Furniture and fixtures	682	146	828	2,346	146	2,492
Landscaping and land improvements	113	37	150	487	37	524
Land	2,400	1,493	3,893	8,275	1,493	9,768
Construction in progress	66	3,178	3,244	15	531	546
Less: accumulated depreciation and amortization	(1,939)	(6,931)	(8,870)	(6,374)	(6,541)	(12,915)

Property and equipment, net(1)	4,080	9,837	13,917	19,131	7,567	26,698
Other assets, net	87	247	334	155	238	393

Assets of discontinued operations	$4,363	$10,176	$14,539	$20,217	$7,824	$28,041

Accounts payable	$72	$10	$82	$125	$—	$125
Accrued payroll and related benefits	20	—	20	420	1	420
Accrued interest payable	—	21	21	7	21	29
Advanced deposits	5	16	21	11	30	41
Other accrued expenses	94	—	94	177	—	177
Long-term debt	—	3,874	3,874	2,349	3,874	6,223

Liabilities of discontinued operations	$191	$3,921	$4,112	$3,089	$3,926	$7,015

(1)	Includes hotel capital expenditures of $0.1 million and $0.2 million during 2006 and 2005, respectively, as well as expenditures of $2.7 million and $1.0 million during those same periods related to real estate assets.

Long-term debt included as a component of discontinued operations is further summarized as follows (in thousands, except monthly installment information):

	Outstanding
	December 31,		Monthly	Interest
	2006	2005	Installment	Rate	Maturity
	(In thousands)

Note payable(1)	$3,874	$3,874	—	6.25%	April 2032
Note payable, paid in September 2006	—	1,999	18,898	5.50%	January 2008
Industrial revenue bonds, paid in December 2006	—	350	25,417	5.25%	January 2007

Long-term debt due after one year	$3,874	$6,223

(1)	This is collateralized by real property and principal installments start in November 2007, including interest at 6.25% through the first five years of the term, adjusted based upon the U.S. Treasury plus 2.5%.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the results of operations for the discontinued operations is as follows (in thousands):

	December 31, 2006			December 31, 2005			December 31, 2004
	Hotel			Hotel			Hotel
	Properties	Other	Combined	Properties	Other	Combined	Properties	Other	Combined

Revenues	$6,327	$1,008	$7,335	$21,169	$4,846	$26,015	$24,116	$4,822	$28,938
Operating expenses	(5,918)	(689)	(6,607)	(18,672)	(2,297)	(20,969)	(21,601)	(2,383)	(23,984)
Depreciation and amortization	(7)	(418)	(425)	(24)	(742)	(766)	(1,678)	(1,020)	(2,698)
Gain (loss) on asset dispositions		—	—	12	—	12	1	—	1
Interest expense	(122)	(69)	(191)	(481)	(1,051)	(1,532)	(874)	(1,144)	(2,018)
Interest income	9	—	9	—	—	—	—	—	—
Other income (expense)	—	—	—	(5)	97	92	(16)	—	(16)
Minority interest in partnerships	—	—	—	—	(153)	(153)	90	—	90
Income tax benefit (expense)	(43)	—	(43)	(715)	(259)	(974)	(13)	(189)	(202)

Net income (loss) from operations	246	(168)	78	1,284	441	1,725	25	86	111
Gain (loss) on disposal of discontinued business units	(206)	—	(206)	1,145	4,672	5,817	(8,877)	—	(8,877)
Income tax benefit (expense)	73	—	73	(413)	(1,657)	(2,070)	3,107	—	3,107

Net gain (loss) on disposal of discontinued business units	(133)	—	(133)	732	3,015	3,747	(5,770)	—	(5,770)

Net income (loss)	$113	$(168)	$(55)	$2,016	$3,456	$5,472	$(5,745)	$86	$(5,659)

4.	Real Estate Management Business

On April 30, 2006, the Company divested on a tax-free basis the real estate management portion of its real estate division for $1.1 million, to an existing company executive and a former company executive who is also the brother of two members of the Company’s board of directors. The sale was in exchange for 94,311 shares of unrestricted Red Lion Hotels Corporation common stock that was subsequently retired. The transaction resulted in a gain on sale of approximately $1.0 million. The new entity continues to manage the Company’s office and retail real estate assets through specific management agreements. For the full year 2005, the real estate management business contributed $2.3 million and $0.1 million to the Company’s revenue and operating income, respectively.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

Property and equipment used in continuing operations is summarized as below (in thousands). During 2007, the Company will spend approximately $18.0 million in additional capital expenditures to complete its capital improvement and reinvestment plan, including the historical 4-6% of hotel revenues to cover routine capital expenditures.

	December 31,
	2006	2005

Buildings and equipment	$226,164	$187,870
Furniture and fixtures	34,505	23,210
Landscaping and land improvements	2,764	2,461

	263,433	213,541
Less accumulated depreciation and amortization	(84,450)	(66,247)

	178,983	147,294
Land	57,782	54,765
Construction in progress	13,095	13,831

	$249,860	$215,890

In July 2005, the Company sold a 50% interest in its Kalispell Center retail and hotel complex to an unrelated third party for $6.3 million, resulting in a net gain of $0.3 million included in continuing operations. The Company continued to manage the retail component of the complex and leased back the WestCoast Kalispell Center Hotel, which was re-branded the Red Lion Kalispell Hotel after undergoing expansion and renovation. The Company’s remaining 50% ownership interest of $6.1 million was reflected as an equity method investment from the date of the sale, as discussed in Note 1, which was recorded in other assets on the consolidated balance sheet at December 31, 2005. In December 2006, the Company increased its ownership to 100% for approximately $2.0 million in cash and a $3.3 million note payable due in 2008.

In 2003, the Company sold one of its hotels to an unrelated party in a sale-operating leaseback transaction. The pre-tax gain on the transaction of approximately $7.0 million was deferred and is being amortized into income over the period of the lease term, which expires in November 2018 and is renewable for three, five-year terms. During 2006, 2005 and 2004, the Company recognized income of approximately $0.5 million each year for the amortization of the deferred gain. The remaining balance at December 31, 2006, was $5.5 million.

In 2002, the Company sold an 80.1% interest in its corporate office building, retaining a lease of office space and the remaining ownership interest. A portion of the gain on sale was deferred over the six-year lease term. The 19.9% interest in the partnership is accounted for under the equity method of accounting and is included as an investment in other noncurrent assets on the consolidated balance sheet, as discussed in Note 6 below. During 2006, 2005 and 2004, the Company recognized income of approximately $0.3 million each year for the amortization of the deferred gain, with a remaining balance of $1.5 million at December 31, 2006.

6.	Other Investments

As of December 31, 2006 and 2005, aggregate investments recorded as noncurrent assets on the consolidated balance sheet totaled $1.4 million and $8.1 million, respectively. During 2006, the Company recorded a loss from investments of $152,000, compared to a loss of $63,000 in 2005 and income of $78,000 during 2004.

As of December 31, 2006, the Company holds an approximate 99% interest in RLHLP. Partners who hold operating partnership units (“OP Units”) have the right to put those units to RLHLP, in which event either (i) RLHLP must redeem the units for cash, or (ii) the Company, as general partner, may elect to acquire the OP units for cash or

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in exchange for a like number of shares of its common stock. During the first quarter of 2006, the Company elected to issue 143,498 shares of its common stock in exchange for a like number of OP Units that then certain limited partners put to RLHLP. The exchange resulted in a non-cash adjustment of the minority interest balance of $2.2 million, with a corresponding increase to common stock and additional paid-in-capital.

Beginning March 2002, the Company owned a 19.9% partnership interest in its corporate office building as discussed above in Note 5. At December 31, 2006 and 2005, the Company’s investment balance was approximately $0.7 million and $0.7 million, respectively. Summarized unaudited financial information with respect to the Company’s equity method investment in the building is as follows (in thousands):

	December 31,
	2006	2005

Current assets	$322	$426
Total assets	$12,747	$12,947
Current liabilities	$172	$136
Total liabilities	$9,624	$9,686
Total equity	$3,122	$3,261
Revenues	$1,905	$1,835
Net income	$36	$37

The Company maintains a 3% common security interest in the Red Lion Hotels Capital Trust (“the Trust”), as discussed below in Note 7. The Company’s 3% interest represents all of the common ownership of the Trust. The Trust is considered a variable interest entity under FIN-46(R) and the Company is not considered its primary beneficiary. At December 31, 2006 and 2005, the Company’s equity method investment in the Trust had a balance of $0.7 million and $1.3 million, respectively, after adjusting for trust earnings and operating expenses.

7.	Debentures of Red Lion Hotels Capital Trust

Together with the Trust, the Company completed a public offering of $46.0 million of trust preferred securities in 2004. The securities are listed on the New York Stock Exchange and entitle holders to cumulative cash distributions at a 9.5% annual rate with maturity in February 2044. The cost of the offering totaled $2.3 million, which the Trust paid through an advance by the Company. The advance to the Trust is included with other noncurrent assets on the consolidated balance sheet.

The Company borrowed all of the proceeds from the offering, including the Company’s original 3% trust common investment of $1.4 million, on the same day through 9.5% debentures that are included as a long-term liability on the consolidated balance sheet. The payment terms mirror the distribution terms of the trust securities and mature in 2044. The debenture agreement required the mandatory redemption of 35% of the then outstanding trust securities at 105% of issued value if the Company completed an offering of common shares with gross proceeds of greater than $50 million. In accordance therewith and in connection with the offering of common stock further described in Note 10, the Company repaid approximately $16.6 million of the debentures due the Trust. The Trust then redeemed 35% of the outstanding trust preferred securities and trust common securities at a price of $26.25 per share, a 5% premium over the issued value of the securities. Of the $16.6 million, approximately $0.5 million was received back by the Company for its trust common securities and was reflected as a reduction of its investment in the Trust. The $0.8 million premium paid to retire the debentures has been included on the consolidated statement of operations as a component of expense of early extinguishment of debt. At December 31, 2006, debentures due the Trust totaled $30.8 million.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Long-Term Debt

In addition to the debentures discussed in Note 7 and the long-term debt of discontinued operations of $3.9 million discussed in Note 3, the Company has long-term debt related to its continuing operations consisting of mortgage notes payable and notes and contracts payable, collateralized by real property, equipment and the assignment of certain rental income. A summary of long-term debt from continuing operations, monthly installment and interest amounts, if applicable, interest rate and maturity date is as follows:

			Last	Last		Maturity/
	Outstanding		Applicable	Applicable		Balloon
	December 31,		Monthly	Interest		Payment
	2006	2005	Installment	Rate	Type	Due	Security
	(In thousands except monthly payment)

Note payable(1)	$2,927	$—	$—	7.00%	Fixed	June 2008	Unsecured
Note payable	12,966	13,199	$108,797	8.08%	Fixed	September 2011	Real Property
Note payable	6,298	6,411	$52,844	8.08%	Fixed	September 2011	Real Property
Note payable	5,607	5,708	$46,695	8.00%	Fixed	October 2011	Real Property
Industrial revenue bonds payable	3,395	3,974	$66,560	5.90%	Fixed	October 2011	Real Property
Note payable	9,728	9,910	$70,839	6.70%	Fixed	July 2013	Real Property
Note payable	8,595	8,756	$62,586	6.70%	Fixed	July 2013	Real Property
Note payable	5,667	5,773	$41,265	6.70%	Fixed	July 2013	Real Property
Note payable	4,817	4,907	$35,076	6.70%	Fixed	July 2013	Real Property
Note payable	4,722	4,811	$34,388	6.70%	Fixed	July 2013	Real Property
Note payable	3,872	3,945	$28,198	6.70%	Fixed	July 2013	Real Property
Note payable	2,833	2,887	$20,633	6.70%	Fixed	July 2013	Real Property
Note payable	2,833	2,887	$20,633	6.70%	Fixed	July 2013	Real Property
Note payable	2,360	2,405	$17,194	6.70%	Fixed	July 2013	Real Property
Note payable	8,652	8,885	$74,480	7.42%	Fixed	August 2023	Real Property
Note payable, paid in August 2006	—	241	$8,373	5.78%	Fixed	November 2009	Personal Property
Note payable, paid in September 2006	—	33,848	$276,570	7.93%	Fixed	June 2011	Real Property
Notes payable, paid in December 2006	—	3,455	$81,276	7.00%	Fixed	January 2010	Unsecured
Note payable, paid in December 2006	—	3,967	$33,905	6.88%	Fixed	October 2010	Real Property
Other(2)	—	521	$10,139	9.00%	Fixed	August 2012	Unsecured

Total long-term debt	85,272	126,490
Due within one year	(2,267)	(3,731)

Long-term debt due after one year	$83,005	$122,759

(1)	$3.25 million note payable due in one balloon payment in June 2008, without interest. Balance at December 31, 2006, reflects a 7.0% interest rate.

(2)	Amount forgiven in December 2006, which has been included as an offset to early extinguishment of debt expense on our consolidated statement of operations.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual maturities for long-term debt from continuing operations outstanding at December 31, 2006, are summarized by year as follows (in thousands):

Year Ending December 31,	Amount

2007	$2,267
2008	5,336
2009	2,598
2010	2,784
2011	24,912
Thereafter	47,375

$85,272

In September 2006, immediately prior to entering into the credit agreement discussed below in Note 9, the Company retired securitized debt with a principal balance of approximately $33.4 million. The note carried an interest rate of 7.93%, required monthly payments and a balloon payment through June 2011 and was collateralized by a company owned hotel. In connection with the retirement of the debt, the Company paid defeasance, legal and other related costs of $4.7 million and recorded its remaining unamortized deferred loan fees of $0.2 million, both of which are included as a component of expense of early extinguishment of debt on the consolidated statement of operations.

On March 31, 2005, the Company repaid approximately $3.7 million of principal due under a term debt arrangement. The note was collateralized by real property, carried an interest rate of 9.0% and was due in April 2010, although was pre-payable on April 1, 2005 without penalty.

Also on March 31, 2005, the Company borrowed approximately $3.9 million under a term debt arrangement collateralized by the same real estate property discussed above. In addition, the Company may borrow another $6.1 million under the agreement to provide for the redevelopment of the office building. The note carries a 6.25% interest rate, fixed for the construction period and for the first five years of the term. After that, it is adjustable in five year intervals based upon treasury rates. The note is being paid interest only through the construction period and is due in full on or before October 1, 2032.

In October 2005, the Company refinanced a $3.6 million bank term loan coming due with a balloon payment secured by a hotel with another lender at similar terms.

9.	Notes Payable to Bank

In September 2006, the Company entered into a revolving credit facility for up to $50 million with a syndication of banks led by Calyon New York Branch. Subject to certain conditions, including the provision of additional collateral acceptable to the lenders, the size of the facility may be increased at the Company’s request to up to $100 million, with the right to extend the maturity for two additional one year terms. The initial maturity date for the facility is September 13, 2009. Borrowings under the facility may be used to finance acquisitions or capital expenditures, for working capital and for other general corporate purposes. The obligations under the facility are collateralized by a company owned hotel, including a deed of trust and security agreement covering all of its assets, as well as by unsecured guaranties of the Company and certain of its other subsidiaries. In connection with this transaction, the Company paid loan fees and related costs of approximately $0.9 million, which have been deferred and are being amortized over the initial term of the facility.

Outstanding borrowings under the facility accrue interest as either Eurodollar loans or base rate loans. Depending on the leverage ratio, interest rates on Eurodollar loans will range from 150 to 225 basis points over LIBOR, while the interest rate on base rate loans will range from zero to 75 basis points over the federal funds rate plus 0.5% or the prime rate, whichever is greater. The credit facility requires the Company to comply with certain

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customary affirmative and negative covenants, the most restrictive of which are financial covenants dealing with leverage, interest coverage and debt service coverage. At December 31, 2006, the facility remained unused, no amounts were outstanding and the Company was in compliance with all of its covenants.

Up to the date of the new revolving credit facility, the Company maintained a revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). Since February 2005, Wells Fargo provided a revolving credit facility with a total of $20.0 million in borrowing capacity for working capital purposes. This included a $4.0 million line of credit secured by personal property and two owned hotels (“Line A”) and a $16.0 million line of credit secured by personal property and seven owned hotels that were then held for sale (“Line B”). The properties that secured Line B were subsequently sold in 2005 and it expired unused. In March 2006, the Company entered into a revised agreement with Wells Fargo, which provided a revolving credit facility with a total of $10.0 million in borrowing capacity for working capital purposes. This included a $6.0 million line of credit secured by two owned hotels (“New Line A”) and a $4.0 million line of credit secured by personal property (“New Line B”). No amounts were borrowed under any portion of the credit facility with Wells Fargo, which was terminated in September 2006.

10.	Stockholders’ Equity

The Company is authorized to issue 50 million common shares, par value $0.01 per share, and 5.0 million shares of preferred stock, par value $0.01 per share. As of December 31, 2006, there were 19,118,692 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. The board of directors has the authority, without action by the shareholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights of the common stock.

Each holder of common stock is entitled to one vote for each share held on all matters to be voted upon by the shareholders with no cumulative voting rights. Holders of common stock are entitled to receive ratably the dividends, if any, that are declared from time to time by the board of directors out of funds legally available for that purpose. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate in the future.

Common Stock Offering

In May 2006, the Company completed a public offering of 5 million shares of common stock at $11.00 per share, resulting in net proceeds of $51.6 million after an underwriting discount and other offering costs totaling approximately $3.4 million. In June 2006, the underwriter of the offering exercised its over-allotment option and an additional 845,302 shares of common stock were issued at $11.00 per share, resulting in additional net proceeds of approximately $8.8 million net of an underwriting discount. As previously discussed in Notes 7 and 8, the proceeds have been primarily used to retire existing long-term debt, pay related defeasance costs and to fund the retirement of debentures. All remaining proceeds were used for general working capital purposes. An additional 635,344 shares were sold in the May 2006 offering by certain shareholders; however, the Company received no proceeds from sale of these shares.

Employee Stock Incentive Plans

The 1998 Stock Incentive Plan and the 2006 Stock Incentive Plan (“the Plans”) authorize the grant or issuance of various option or other awards including stock appreciation rights (“SARs”), restricted stock grants and other stock-based compensation. The plans were approved by the common shareholders of the Company. The 2006 plan allows awards up to a maximum number of 1.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. The 1998 plan allowed for a maximum number of 1.4 million shares, although as a condition to the approval of the 2006 plan, the Company will no longer grant or issue awards under this plan. The compensation committee of the board of directors administers the 2006 plan and establishes to whom, and the type

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and terms and conditions, including the exercise period, of the awards that may be granted. As of December 31, 2006, there were 808,218 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) for the accounting of stock based compensation, including options and other awards issued under its stock incentive plans and shares issued under the employee stock purchase plan. Under SFAS No. 123(R), stock based compensation expense reflects the fair value of stock based awards measured at grant date, including an estimated forfeiture rate, and is recognized over the relevant service period. The Company elected to use the modified prospective transition method and has applied the provisions of SFAS No. 123(R) to new awards and to awards modified, repurchased or cancelled after January 1, 2006. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) during 2006 was approximately $0.6 million. In addition, the Company recognized tax benefits related to the exercise of stock options of $0.3 million. As options and units vest, the Company expects to recognize approximately $2.2 million in additional compensation expense as required by SFAS No. 123(R), including $0.6 million during 2007.

All options granted prior to 2003 were designated as nonqualified options, with an exercise price equal to or in excess of fair market value on the date of grant, and for a term of ten years. For substantially all options granted, fifty percent of each recipient’s options will vest on the fourth anniversary of the date of grant and the remaining 50% will vest on the fifth anniversary of the date of grant. For options issued prior to 2004, the vesting schedule will change if, beginning one year after the option grant date, the stock price of the common stock reaches the following target levels (measured as a percentage increase over the exercise price) for 60 consecutive trading days:

Percent of
Stock	Options
Price	Shares
Increase	Vested

25%	25%
50%	50%
75%	75%
100%	100%

For options issued in 2004 and 2005, the vesting schedule will change if, between the two year anniversary and the four year anniversary of the option grant date, the stock price of the common stock reaches the following target levels (measured as a percentage increase over the exercise price) for 60 consecutive trading days:

Percent of
Stock	Options
Price	Shares
Increase	Vested

100%	25%
200%	50%

Options issued in 2006 vest 25% each year for four years with no stock price acceleration provision.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity at December 31, 2006, is as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, January 1, 2004	826,009	$7.24
Options granted	496,405	$5.10
Options exercised	(26,587)	$5.26
Options forfeited	(211,889)	$5.26

Balance, December 31, 2004	1,083,938	$6.45
Options granted	218,994	$6.85
Options exercised	(31,493)	$2.26
Options forfeited	(51,919)	$7.06

Balance, December 31, 2005	1,219,520	$6.62
Options granted	167,105	$12.16
Options exercised	(60,526)	$6.08
Options forfeited	(69,225)	$10.29

Balance, December 31, 2006	1,256,874	$7.14

Exercisable, December 31, 2006	381,156	$7.47

During 2006, the total intrinsic value of the 60,526 stock options exercised was $0.3 million. From those exercises, the Company issued new shares of common stock and received approximately $0.4 million in gross proceeds. The 31,493 options exercised in 2005 resulted in proceeds of $0.1 million.

Additional information regarding stock options outstanding and exercisable as of December 31, 2006, is below. As of December 31, 2006, the fair value of options vested was approximately $2.0 million. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.9 million before the impact of income taxes and is expected to be recognized over a weighted average period of 38 months.

		Weighted
		Average		Weighted			Weighted
		Remaining		Average	Aggregate		Average	Aggregate
	Number	Contractual	Expiration	Exercise	Intrinsic	Number	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Life (Years)	Date	Price	Value(1)	Exercisable	Price	Value(1)
					(In thousands)			(In thousands)

5.10 - 6.07	768,497	7.14	2011-2014	$5.32	$5,694	258,784	$5.70	$1,818
7.46 - 8.31	251,805	7.63	2009-2015	7.58	1,297	52,905	8.02	249
10.88 - 10.94	29,647	3.53	2009-2016	10.93	53	23,673	10.94	42
12.21 - 15.00	206,925	8.03	2008-2016	12.83	84	45,794	15.00	—

	1,256,874	7.30	2008-2016	$7.14	$7,128	381,156	$7.47	$2,109

(1)	The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been exercised on December 29, 2006, based upon our closing stock price of $12.73.

Compensation expense related to options to purchase common stock during 2006 was approximately $0.5 million. Stock options issued are valued based upon the Black-Scholes option-pricing model and the Company

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognizes this value as an expense over the periods in which the options vest. Use of the Black-Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, forfeiture rate, risk-free interest rate, expected dividend yield and expected life of the options, based on historical experience. Volatility is based on historical information with terms consistent with the expected life of the option. The risk free interest rate is based on the quoted treasury yield curve at the time of grant, with terms consistent with the expected life of the option. During 2006, 2005 and 2004, the following weighted-average assumptions were used:

	2006	2005	2004

Weighted-average fair value of options granted	$4.18	$2.81	$2.40
Dividend yield	0%	0%	0%
Expected volatility	34%	33%	35%
Risk free interest rates	5.02%	4.60%	2.77%
Expected option lives	4 years	4 years	4 years

As permitted by SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by Statement SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” through December 31, 2005, the Company chose to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” and to provide the disclosure only requirements of SFAS No. 123. Had compensation costs been recorded on the consolidated statements of operations, reported net income (loss) and earnings per share during 2005 and 2004 would have been changed to the amounts indicated below (in thousands, except per share amounts):

	2005	2004

Income (loss) applicable to common shareholders	$4,495	$(6,662)
Add back: stock-based employee compensation expense, net of related tax effects	92	12
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(343)	(197)

Pro Forma	$4,244	$(6,847)

Basic and diluted earnings (loss) per share:
Reported net income (loss)	$0.34	$(0.51)
Stock-based employee compensation, fair value	(0.02)	(0.01)

Pro Forma	$0.32	$(0.52)

In November 2006 and November 2004, the Company granted 18,389 and 18,535 restricted shares of common stock, respectively, to members of senior management as compensation. While all of the shares are considered granted, they are not considered issued or outstanding until vested. The 2006 award vests 25% on each anniversary of the grant date. The 2004 award vested 20%, or 3,707 shares, upon grant and vests an additional 20% at each subsequent anniversary date. As of December 31, 2006, and 2005, there were 25,657 and 11,121 non-vested shares outstanding, respectively. On December 21, 2006, 3,707 shares were issued and are outstanding. No shares have been forfeited since grant. The shares awarded had a fair value of $0.2 million and $0.1 million on grant date, respectively, based on prices of $12.21 for the November 2006 awards and $5.04 for the November 2004 awards. During 2006, 2005 and 2004, the Company recognized a total expense of approximately $0.1 million related to these grants, and will record an additional $0.2 million over the remaining vesting periods.

During the years ended December 31, 2006 and 2005, 6,288 shares of common stock and 17,994 options to purchase common stock (and included in the tables above), respectively, were issued in aggregate to non-management directors as compensation for service. No shares of common stock or options to purchase common

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock were issued during 2004. During 2006 and 2005, the Company recognized compensation expense of approximately $0.1 million each year. In 2005, the options were issued at an exercise price of $0.01, compared to the fair market value of $6.88 per share on the date of grant, and were immediately exercised by each of the recipients.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (the “ESPP”) to assist its employees in acquiring a stock ownership interest in the Company, up to a maximum of 300,000 shares of common stock. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions, and no employee may purchase more than $25,000 worth in any calendar year. During the years ended December 31, 2006, 2005, and 2004, 22,400, 31,456 and 27,971, shares, respectively, were purchased under the ESPP. During 2006, 2005 and 2004, the Company recorded compensation expense of approximately $0.1 million $0.2 million and $0.1 million, respectively, determined by the difference between the fair value on the day the shares were issued and cash price paid under the plan for those shares granted prior to January 1, 2006. Compensation expense for shares granted subsequent to January 1, 2006, were based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Minority Interest and Operating Partnership Units

The Company is the general partner of RLHLP and includes this entity in consolidation, as discussed in Note 1. As of December 31, 2006, the Company held an approximate 99% interest of the outstanding operating partnership units (“OP Units”) of RLHLP, with the remaining 142,663 OP Units held by limited partners. Partners who hold OP Units have the right to put those units to RLHLP, in which event either (i) RLHLP must redeem the units for cash, or (ii) as general partner, the Company may elect to acquire the OP Units for cash or in exchange for a like number of shares of its common stock. During the first quarter of 2006, the Company elected to issue 143,498 shares of its common stock in exchange for a like number of OP Units that then certain limited partners put to RLHLP. The exchange resulted in a non-cash adjustment of the minority interest balance of $2.2 million, with a corresponding increase to common stock and additional paid-in-capital.

11.	Income Taxes

Major components of the income tax benefit for the years ended December 31, 2006, 2005 and 2004, are as follows (in thousands):

	December 31,
	2006	2005	2004

Current:
Federal expense (benefit)	$(2,441)	$4,337	$(2,973)
State expense (benefit)	(60)	317	(39)
Deferred expense (benefit)	838	(2,572)	(769)

	(1,663)	2,082	(3,781)
Amount reflected as a component of discontinued operations	30	(2,986)	2,905

Income tax benefit	$(1,633)	$(904)	$(876)

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax benefits shown in the consolidated statements of operations differ from the amounts calculated using the federal statutory rate applied to income before income taxes as follows (in thousands, except percentages):

	December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%

Provision at federal statutory rate	$(761)	34.0%	$2,236	34.0%	$(3,423)	(34.0)%
Effect of tax credits	(252)	11.3%	(252)	(3.8)%	(252)	(2.5)%
State taxes, net of federal benefit	(40)	1.8%	209	3.2%	(25)	(0.2)%
Tax exempt interest	(260)	11.6%	—	—	—	—
Real estate tax-free gain	(338)	15.1%	—	—	—	—
Other	(12)	0.5%	(111)	(1.7)%	(81)	(0.8)%

	(1,663)	74.3%	2,082	31.7%	(3,781)	(37.5)%
Amount reflected as a component of discontinued operations	30	(1.3)%	(2,986)	(45.4)%	2,905	28.8%

Income tax benefit	$(1,633)	73.0%	$(904)	(13.7)%	$(876)	(8.7)%

Significant components of the net deferred tax assets and liabilities at December 31, 2006 and 2005, are as follows (in thousands):

	December 31,
	2006		2005
	Assets	Liabilities	Assets	Liabilities

Property and equipment	$—	$15,693	$—	$17,264
Rental income	—	487	—	159
Brand name	—	2,463	—	2,463
Other intangible assets	—	131	—	611
Gain on sale leaseback	2,512	—	2,782	—
Impairment charge	1,866	—	3,794	—
Other	138	—	501	—

Total	$4,516	$18,774	$7,077	$20,497

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Operating Lease Income

The Company leases commercial retail and office space to various tenants over terms ranging from one to 17 years. The leases generally provide for fixed minimum monthly rent as well as tenants’ payments for their pro rata share of taxes and insurance and common area maintenance and expenses. Rental income for the years ended December 31, 2006, 2005 and 2004, from continuing operations was approximately $1.3 million, $2.0 million and $5.7 million, respectively, which included contingent rents of approximately $0.2 million for each of the three years. Future minimum lease income under existing non-cancelable leases as of December 31, 2006, from continuing operations is anticipated to be as follows (in thousands):

2007	$2,044
2008	1,759
2009	1,320
2010	906
2011	644
Thereafter	409

$7,082

13.	Operating Lease Commitments

Total future minimum payments due under all current term operating leases at December 31, 2006, were as indicated below (in thousands), net of $9.9 million of sublease income to be earned annually through 2020. Total rent expense from continuing operations, net of sublease income under the leases for the years ended December 31, 2006, 2005 and 2004, respectively, was $7.6 million for each period, which included $6.8 million, $6.9 million and $7.2 million of hotel facility and land lease expense, respectively.

2007	$6,811
2008	6,184
2009	6,121
2010	6,107
2011	6,113
Thereafter	53,017

$84,353

In 2001, the Company assumed a master lease agreement for 17 hotel properties, including 12 which were part of the Red Lion acquisition. Subsequently, the Company entered into an agreement with Doubletree DTWC Corporation whereby Doubletree DTWC Corporation is subleasing five of these hotel properties from Red Lion. The master lease agreement requires minimum monthly payments of $1.3 million plus contingent rents based on gross receipts from the 17 hotels, of which approximately $0.8 million per month is paid by a sub-lease tenant. The lease agreement expires in December 2020, although the Company has the option to extend the term on a hotel-by-hotel basis for an additional ten-year term.

As previously disclosed, in November 2003 the Company sold one of its hotels to an unrelated party in a sale-operating leaseback transaction. The lease expires in November 2018 and requires monthly payments of approximately $63,000. At the Company’s option, the lease term is renewable for three, five-year terms.

14.	Related-Party Transactions

The Company conducted various business transactions during 2006, 2005 and 2004 in which the counterparty was considered a related party due to common ownership by its directors and/or shareholders. The nature of the

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transactions was limited to performing certain management and administrative functions for the related entities, commissions for real estate sales, leased office space and purchased product for use in the hotels and restaurants from related entities. The total aggregate value of these transactions in 2006, 2005 and 2004 was $0.5 million, $0.3 million and $0.4 million, respectively.

During 2006, 2005 and 2004, the Company held certain cash and investment accounts in a bank and had notes payable to the same bank. The bank’s chairman and chief executive officer is a member of Red Lion’s board of directors. At December 31, 2006 and 2005, total cash and investments held were approximately $0.5 million and $0.5 million, respectively, with outstanding notes payable totaling approximately $3.4 million and $7.9 million, respectively. Net interest expense of $0.5 million, $0.2 million and $0.2 million, respectively, related to an outstanding note payable to this bank was recorded during 2006, 2005 and 2004. Additionally, up until the sale of the real estate management business in April 2006, as discussed further in Note 4, the Company managed the bank’s corporate office building under the terms of a management agreement. Aggregate management fees received from this agreement during 2006, 2005 and 2004, were approximately $0.3 million.

15.	Employee Defined Contribution Plan

The Company maintains the Red Lion Hotels Corporation Amended and Restated Retirement and Savings Plan to which it and substantially all employees may contribute. The Company makes contributions of up to 3% of an employee’s compensation based on a vesting schedule and eligibility requirements set forth in the plan document. During 2006, 2005 and 2004, the Company made contributions to the plan of approximately $0.4 million, $0.4 million and $0.4 million, respectively.

16.	Fair Value of Financial Instruments

The estimated fair values of financial instruments of continuing operations are as indicated below (in thousands). The carrying amounts for cash and cash equivalents, current investments, accounts receivable, current liabilities and variable rate long-term debt are reasonable estimates of their fair values. The fair value of fixed-rate long-term debt is estimated based on the discounted value of contractual cash flows using the estimated rates currently offered for debt with similar remaining maturities. The debentures are valued at the closing price on December 29, 2006, of the underlying trust preferred securities, as discussed in Note 7, on the New York Stock Exchange, plus the face value of the debenture amount representing the trust common securities held by us.

	December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents and restricted cash	$16,018	$16,018	$17,336	$17,336
Current investments	$7,635	$7,635	$14,800	$14,800
Accounts receivable	$9,309	$9,309	$8,637	$8,637
Financial liabilities:
Current liabilities, excluding debt	$25,908	$25,908	$22,629	$22,629
Long-term debt	$85,272	$83,221	$121,995	$119,274
Debentures	$30,825	$32,403	$47,423	$48,987

The fair values provided above are not necessarily indicative of the amounts the Company could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Business Segments

As of December 31, 2006, the Company had three operating segments — hotels, franchise and management and entertainment. The “other” segment consists primarily of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense; therefore, it has not been allocated to the segments.

The Company has historically owned certain commercial properties and has also engaged in traditional real estate related services, including developing, managing and acting as a broker for sales and leases of commercial and multi-unit residential properties (collectively referred to as the real estate management business). Together, these operations comprised the real estate segment. Effective April 30, 2006, the Company divested the real estate management business. In addition, consistent with company strategy of divesting non-core assets, during the fourth quarter of 2006 the Company listed one of its two remaining wholly-owned commercial real estate properties for sale and have classified its results of operations within discontinued operations for all periods presented. Further, the remaining operations of that segment has been reclassified to “Other” for 2006 and for all comparative periods, where appropriate. For additional information with regard to discontinued operations, see Note 3.

The franchise and management segment had intra-segment revenues with the hotels segment for management fees which were eliminated in the consolidated financial statements. Likewise, the entertainment segment had inter-segment revenues which were eliminated in the consolidated financial statements. Management reviews and evaluates the operations of all of its segments including the inter-segment and intra-segment revenues. All balances have been presented after the elimination of inter-segment and intra-segment revenues.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected information with respect to the segments is as follows for continuing operations (in thousands):

	Year Ended December 31,
	2006	2005	2004

Revenues:
Hotels	$154,817	$146,125	$142,424
Franchise and management	2,853	2,860	2,575
Entertainment	10,791	9,827	11,615
Other	1,907	4,241	5,350

	$170,368	$163,053	$161,964

Operating income (loss):
Hotels	$15,568	$12,415	$10,757
Franchise and management	1,083	1,424	680
Entertainment	1,168	970	735
Other	(4,511)	(3,360)	(999)

	$13,308	$11,449	$11,173

Capital expenditures:
Hotels	$29,792	$19,422	$13,080
Franchise and management	230	1,214	503
Entertainment	227	705	187
Other	1,834	260	160

	$32,083	$21,601	$13,930

Depreciation and amortization:
Hotels	$10,651	$9,837	$8,630
Franchise and management	943	325	306
Entertainment	511	461	427
Other	578	460	765

	$12,683	$11,083	$10,128

Identifiable assets:
Hotels	$252,207	$237,643	$257,119
Franchise and management	36,415	31,022	13,234
Entertainment	5,259	5,797	10,699
Other	43,018	41,580	14,568

	$336,899	$316,042	$295,620

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings (loss) per common share computations for the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004

Numerator — basic and diluted:
Net loss from continuing operations	$(520)	$(977)	$(626)
Income (loss) on discontinued operations	(55)	5,472	(5,659)

Net income (loss)	(575)	4,495	(6,285)
Preferred stock dividend	—	—	(377)

Loss applicable to common shareholders	$(575)	$4,495	$(6,662)

Denominator:
Weighted average shares — basic and diluted	16,666	13,105	13,049

Earnings (loss) per common share — basic and diluted:
Loss applicable to common shareholders before discontinued operations	$(0.03)	$(0.08)	$(0.08)
Income (loss) on discontinued operations	$(0.00)	$0.42	$(0.43)

Income (loss) applicable to common shareholders	$(0.03)	$0.34	$(0.51)

(a)	At December 31, 2006, 2005 and 2004, the effect of converting OP Units would be anti-dilutive and the units are therefore excluded from the above calculation.

(b)	At December 31, 2006, 2005 and 2004, 1,256,874, 1,219,520 and 1,089,938 options to purchase common shares, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options would be anti-dilutive and therefore excluded from the above calculations.

(c)	Convertible notes are excluded from the above calculation for 2005 and 2004 as they were anti-dilutive. The notes were repaid in December 2006.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, which is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Because of its inherent limitations, any system of internal controls over financial reporting, no matter how well designed, may not prevent or detect misstatements due to the possibility that a control can be circumvented or overridden or that misstatements due to error or fraud may occur that are not detected. Also, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2006, based on these criteria.

For purposes of evaluating internal controls over financial reporting, management determined that the internal controls over financial reporting of the Kalispell Center Mall and Hotel (“Kalispell”), of which Red Lion Hotels Corporation acquired the remaining 50% ownership interest in December 2006, would be excluded from the internal control assessment as of December 31, 2006, as permitted by the rules and regulations of the Securities and Exchange Commission. In December 2006, the 50% ownership interest in Kalispell was acquired for an aggregate purchase price of approximately $2.0 million in cash and a $3.3 million note payable due in 2008. Kalispell contributed approximately 1.7% of the Company’s total revenue during 2006 and accounted for approximately 4.9% of total assets at December 31, 2006.

Our internal control over financial reporting as of December 31, 2006, and our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, have been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in the report which is included herein.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Red Lion Hotels Corporation
Spokane, Washington

We have audited management’s assessment, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting, that Red Lion Hotels Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Red Lion Hotel Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include controls of Kalispell Center Mall and Hotel, which the Company acquired the remaining 50% outstanding ownership interest on December 19, 2006, and which is included in the consolidated balance sheets of Red Lion Hotels Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. Kalispell Center Mall and Hotel constituted 4.9% of total assets as of December 31, 2006, and 1.7% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the Kalispell Center Mall and Hotel because of the timing of the acquisition which was completed on December 19, 2006. Our audit of the effectiveness of the Company’s internal control over financial reporting also did not include an evaluation of the internal control over financial reporting of the Kalispell Center Mall and Hotel.

In our opinion, management’s assessment that Red Lion Hotels Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Red Lion Hotels Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

As discussed in Note 10 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Red Lion Hotels Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 12, 2007, expressed an unqualified opinion thereon.

BDO Seidman, LLP
Spokane, Washington
March 12, 2007

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

A portion of the information required by this item is contained in, and incorporated by reference from, the proxy statement for our 2006 Annual Meeting of Shareholders under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” We make available free of charge on our website (www.redlion.com) the charters of all of the standing committees of our board of directors (including those of the audit, nominating and corporate governance and compensation committees), the code of business conduct and ethics for our directors, officers and employees, and our corporate governance guidelines. We will furnish copies of these documents to any shareholder upon written request sent to our General Counsel, 201 W. North River Drive, Suite 100, Spokane, Washington 99201-2293.

See Item 4A of this Annual Report on Form 10-K for information regarding our directors and executive officers.

Item 11.	Executive Compensation

The information required by this Item is contained in, and incorporated by reference from, the Proxy Statement for our 2007 Annual Meeting of Shareholders under the caption “Executive Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2007 Annual Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management.”

See Item 5 of this Annual Report on Form 10-K for information regarding our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained, and incorporated by reference from, the Proxy Statement for our 2007 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions, and Director Independence”.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained, and incorporated by reference from, the Proxy Statement for our 2007 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services”.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

3. Index to exhibits:

Exhibit
Number		Description

3	.1(1)	Amended and Restated Articles of Incorporation
3	.2(2)	Amended and Restated By-Laws
4	.1(3)	Specimen Common Stock Certificate
4	.2(4)	Certificate of Trust of Red Lion Hotels Capital Trust
4	.3(4)	Declaration of Trust of Red Lion Hotels Capital Trust
4	.4(5)	Amended and Restated Declaration of Trust of Red Lion Hotels Capital Trust
4	.5(5)	Indenture for 9.5% Junior Subordinated Debentures Due February 24, 2044
4	.6(5)	Form of Certificate for 9.5% Trust Preferred Securities (Liquidation Amount of $25 per Trust Preferred Security) of Red Lion Hotels Capital Trust (included in Exhibit 4.4 as Exhibit A-1)
4	.7(5)	Form of 9.5% Junior Subordinated Debenture Due February 24, 2044 (included in Exhibit 4.5 as Exhibit A)
4	.8(5)	Trust Preferred Securities Guarantee Agreement dated February 24, 2004
4	.9(5)	Trust Common Securities Guarantee Agreement dated February 24, 2004
Executive Compensation Plans and Agreements
10	.1(6)	Employee Stock Purchase Plan
10	.2(7)	1998 Stock Incentive Plan
10	.3(8)	Form of Restricted Stock Award Agreement for the 1998 Stock Incentive Plan
10	.4(9)	Form of Notice of Grant of Stock Options and Option Agreement for the 1998 Stock Incentive Plan
10	.5(10)	2006 Stock Incentive Plan
10	.6(11)	Form of Restricted Stock Unit Agreement — Notice of Grant for the 2006 Stock Incentive Plan
10	.7(12)	Form of Notice of Grant of Stock Options and Option Agreement for the 2006 Stock Incentive Plan
10	.8(8)	Employment Agreement dated March 1, 1998 between the Registrant and David M. Bell
10	.9(13)	Executive Employment Agreement dated April 13, 2003 between the Registrant and Arthur M. Coffey
10	.10(12)	Executive Employment Agreement dated August 10, 2006 between the Registrant and Anthony F. Dombrowik
10	.11(12)	Executive Employment Agreement dated August 10, 2006 between the Registrant and Thomas McKeirnan

Exhibit
Number		Description

10	.12(14)	Executive Employment Agreement dated November 22, 2004 between the Registrant and Anupam Narayan
10	.13(15)	Executive Employment Agreement dated July 24, 2006 between the Registrant and John M. Taffin
10.15		Summary Sheet for Director Compensation and Executive Cash Compensation and Performance Criteria Under Executive Officers Variable Pay Plan
Other Material Contracts
10	.16(17)	Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1977
10	.17(4)	First Amendment dated January 1, 1998 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.18(4)	Second Amendment dated April 20, 1998 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.19(4)	Third Amendment dated April 28, 1998 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.20(4)	Fourth Amendment dated May 14, 1999 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.21(4)	Fifth Amendment dated January 1, 2000 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.22(4)	Sixth Amendment dated June 30, 2000 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.23(4)	Seventh Amendment dated January 1, 2001 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.24(18)	Eighth Amendment dated September 20, 2005 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.25(18)	Ninth Amendment dated September 20, 2005 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.26(19)	Tenth Amendment dated September 20, 2005 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.27(18)	Registration Rights Agreement dated February 2, 2006 between the Registrant and Dunson Ridpath Hotel Associates Limited Partnership
10	.28(20)	Purchase and Sale Agreement dated December 17, 1999 with respect to WC Coast Holdings, Inc.
10	.29(20)	Membership Interest Purchase Agreement dated December 17, 1999 with respect to October Hotel Investors, LLC
10	.30(20)	First Amendment dated December 30, 1999 to Membership Interest Purchase Agreement with respect to October Hotel Investors, LLC
10	.31(4)	Fixed Rate Note effective as of June 14, 2001, in the original principal amount of $36,050,000 issued by WHC809, LLC, a Delaware limited liability company indirectly controlled by the Registrant, to Morgan Guaranty Trust Company of New York
10	.32(21)	Deed Of Trust and Security Agreement effective as of June 14, 2001, with WHC809, LLC, as grantor, and Morgan Guaranty Trust Company of New York, as beneficiary
10	.33(22)	Promissory Note dated effective as of June 27, 2003, in the original principal amount of $5,100,000 issued by WHC807, LLC, a Delaware limited liability company indirectly controlled by the Registrant (“WHC807”), to Column Financial, Inc. (“Column”) (the “WHC807 Promissory Note”). Nine other Delaware limited liability companies indirectly controlled by the Registrant (the “Other LLCs”) simultaneously issued nine separate Promissory Notes to Column in an aggregate original principal amount of $50,100,000 and otherwise on terms and conditions substantially similar to those of the WHC807 Promissory Note (these Promissory Notes and their respective issuers and principal amounts are identified in Exhibit D to the Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing filed as Exhibit 10.34)

Exhibit
Number		Description

10	.34(22)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated effective as of June 27, 2003, with WHC807 as grantor and Column as beneficiary (the “WHC807 Deed of Trust”). Each of the Other LLCs simultaneously executed a separate Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing as grantor with Column as beneficiary and otherwise on terms and conditions substantially similar to those of the WHC807 Deed of Trust (these nine other documents and their respective grantors and the respective parcels of real property encumbered thereby are identified in Exhibit E to the WHC807 Deed of Trust)
10	.35(22)	Indemnity and Guaranty Agreement dated effective as of June 27, 2003, between the Registrant and Column with respect to the WHC807 Promissory Note and the WHC807 Deed of Trust. The Registrant and Column have entered into nine separate Indemnity and Guaranty Agreements on substantially similar terms and conditions with respect to the Other LLCs’ Promissory Notes and Deeds of Trust, Assignments of Leases and Rents, Security Agreements and Fixture Filings referred to in Exhibits 10.33 and 10.34, respectively
10	.36(23)	First Amended and Restated Credit Agreement dated February 1, 2005 between the Registrant and Wells Fargo Bank, N.A.
10	.37(24)	Second Amendment and Restated Credit Agreement dated February 1, 2006 between the Registrant and Wells Fargo Bank, N.A.
10	.38(25)	Credit Agreement dated September 13, 2006 among the Registrant, Calyon New York Branch, Sole Lead Arranger and Administrative Agent, KeyBank National Association, Documentation Agent, CIBC, Inc., Union Bank of California, N.A. and Wells Fargo Bank, N.A.
21		List of Subsidiaries of Red Lion Hotels Corporation
23		Consent of BDO Seidman, LLP
31.1		Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)
31.2		Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)
32.1		Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(b)
32.2		Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(b)

Footnotes to index to exhibits:

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on September 20, 2005.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed by us on March 31, 2003.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-3/A filed by us on May 15, 2006.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 filed by us on November 4, 2003.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on March 19, 2004.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 filed by us on January 20, 1998.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on May 15, 2001.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1/A filed by us on March 10, 1998.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit the Form 8-K filed by us on November 15, 2005.

(10)	Previously filed with the Securities and Exchange Commission as an appendix to the Schedule 14A filed by us on April 20, 2006.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on November 22, 2006.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 14, 2006.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 14, 2003.

(14)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on November 22, 2004.

(15)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on July 26, 2006.

(16)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on March 23, 2005.

(17)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1/A filed by us on February 27, 1998.

(18)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on February 8, 2006.

(19)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on February 22, 2006.

(20)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on January 19, 2000.

(21)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 14, 2001.

(22)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 14, 2003.

(23)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on February 15, 2005.

(24)	Previously filed with the Securities and Exchange Commission as an exhibit the Form 10-K filed by us on April 3, 2006.

(25)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on September 18, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED LION HOTELS CORPORATION

Registrant

Signature		Title	Date

By:	/s/ ARTHUR M. COFFEY Arthur M. Coffey	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2007

By:	/s/ ANUPAM NARAYAN Anupam Narayan	Executive Vice President, Chief Investment Officer and Chief Financial Officer (Principal Financial Officer)	March 15, 2007

By:	/s/ ANTHONY F. DOMBROWIK Anthony F. Dombrowik	Senior Vice President, Corporate Controller (Principal Accounting Officer)	March 15, 2007

By:	/s/ DONALD K. BARBIERI Donald K. Barbieri	Chairman of the Board of Directors	March 15, 2007

By:	/s/ RICHARD L. BARBIERI Richard L. Barbieri	Director	March 15, 2007

By:	/s/ RYLAND P. DAVIS Ryland P. Davis	Director	March 15, 2007

By:	/s/ JON E. ELIASSEN Jon E. Eliassen	Director	March 15, 2007

By:	/s/ PETER F. STANTON Peter F. Stanton	Director	March 15, 2007

By:	/s/ RONALD R. TAYLOR Ronald R. Taylor	Director	March 15, 2007