Form 10-Q
period 2007-03-31
Red Lion Hotels CORP
filed 2007-05-09
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-13957
Red Lion Hotels Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1032187
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

201 W. North River Drive, Suite 100	99201
Spokane Washington	(Zip Code)
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
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
     As of April 30, 2007, there were 19,191,433 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2007 and December 31, 2006

	March 31,	December 31,
	2007	2006
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$13,600	$13,262
Investments	—	7,635
Restricted cash	4,052	2,756
Accounts receivable, net	10,154	9,309
Inventories	1,493	1,523
Prepaid expenses and other	4,846	3,907
Assets held for sale:
Assets of discontinued operations	14,656	14,539
Other assets held for sale	715	715

Total current assets	49,516	53,646

Property and equipment, net	250,980	249,860
Goodwill	28,042	28,042
Intangible assets, net	11,966	12,097
Other assets, net	7,402	7,793

Total assets	$347,906	$351,438

LIABILITIES
Current liabilities:
Accounts payable	$7,482	$8,732
Accrued payroll and related benefits	4,357	6,058
Accrued interest payable	364	422
Advance deposits	715	315
Other accrued expenses	11,344	10,381
Long-term debt, due within one year	2,261	2,267
Liabilities of discontinued operations	4,148	4,112

Total current liabilities	30,671	32,287

Long-term debt, due after one year	82,491	83,005
Deferred income	6,828	7,017
Deferred income taxes	14,247	14,259
Minority interest in partnerships	242	254
Debentures due Red Lion Hotels Capital Trust	30,825	30,825

Total liabilities	165,304	167,647

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 19,191,433 and 19,118,692 shares issued and outstanding	192	191
Additional paid-in capital, common stock	148,707	147,891
Retained earnings	33,703	35,709

Total stockholders’ equity	182,602	183,791

Total liabilities and stockholders’ equity	$347,906	$351,438

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31, 2007 and 2006

	Three months ended March 31,
	2007	2006
	(In thousands, except per share data)
Revenue:
Hotels	$34,381	$31,028
Franchise and management	789	576
Entertainment	3,347	3,371
Other	787	773

Total revenues	39,304	35,748

Operating expenses:
Hotels	29,974	27,876
Franchise and management	263	222
Entertainment	2,855	2,900
Other	483	686
Depreciation and amortization	4,020	2,884
Hotel facility and land lease	1,714	1,695
Gain on asset dispositions, net	(190)	(182)
Undistributed corporate expenses	1,450	984

Total expenses	40,569	37,065

Operating loss	(1,265)	(1,317)

Other income (expense):
Interest expense	(2,242)	(3,377)
Minority interest in partnerships, net	12	106
Other income, net	309	327

Loss from continuing operations before income taxes	(3,186)	(4,261)

Income tax benefit	(1,206)	(1,576)

Net loss from continuing operations	(1,980)	(2,685)

Discontinued operations:
Loss from operations of discontinued business units, net of income tax benefits of $8 and $175, respectively	(14)	(318)
Net gain (loss) on disposal of discontinued business units, net of income tax benefit (expense) of $6 and $(16)	(12)	30

Loss from discontinued operations	(26)	(288)

Net loss	$(2,006)	$(2,973)

Loss per share:
Basic and Diluted
Loss applicable to shareholders before discontinued operations	$(0.10)	$(0.20)
Loss from discontinued operations	(0.00)	(0.02)

Loss applicable to shareholders	$(0.10)	$(0.22)

Weighted average shares — basic and diluted	19,148	13,235
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2007 and 2006

	Three months ended March 31,
	2007	2006
	(In thousands)
Operating activities:
Net loss	$(2,006)	$(2,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,028	2,989
Gain on disposition of property, equipment and other assets, net	(190)	(182)
Gain on disposition of discontinued operations, net	—	(46)
Deferred income tax provision	(12)	300
Minority interest in partnerships	(12)	(105)
Equity in investments	9	(107)
Imputed interest expense	52	—
Compensation expense related to stock and option issuance	217	190
Provision for (collection of) doubtful accounts	(13)	182
Change in current assets and liabilities:
Restricted cash	(1,296)	(1,376)
Accounts receivable	(414)	31
Inventories	30	57
Prepaid expenses and other	(726)	(1,523)
Accounts payable	(1,242)	(1,990)
Accrued payroll and related benefits	(1,705)	(1,579)
Accrued interest payable	(58)	2
Other accrued expenses and advance deposits	1,396	841

Net cash used in operating activities	(1,942)	(5,289)

Investing activities:
Purchases of property and equipment	(5,160)	(10,664)
Proceeds from disposition of property and equipment	—	14
Proceeds from disposition of discontinued operations	—	5,137
Proceeds from short-term liquid investments	7,635	11,800
Advances to Red Lion Hotels Capital Trust	(17)	(17)
Other, net	(41)	(71)

Net cash provided by investing activities	2,417	6,199

Financing activities:
Repayment of long-term debt	(572)	(910)
Proceeds from issuance of common stock under employee stock purchase plan	88	65
Proceeds from stock option exercises	379	78
Additions to deferred financing costs	—	(6)

Net cash used in financing activities	(105)	(773)

Net cash in discontinued operations	(32)	48

Change in cash and cash equivalents:
Net increase in cash and cash equivalents	338	185
Cash and cash equivalents at beginning of period	13,262	13,533

Cash and cash equivalents at end of period	$13,600	$13,718

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Interest on long-term debt	$2,242	$3,529
Income taxes	$—	$2,022

Noncash investing and financing activities:
Exchange of common stock for minority interest in partnership	$—	$2,273
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
     Red Lion Hotels Corporation (“Red Lion” or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale and upscale, full service hotels under the Red Lion brand. As of March 31, 2007, the Red Lion system of hotels contained 57 hotels located in eight states and one Canadian province, with 10,001 rooms and 503,529 square feet of meeting space. As of that date, the Company operated 32 hotels, of which 19 are wholly owned and 13 are leased, managed one hotel owned by a third-party and franchised 24 hotels that were owned and operated by various third-party franchisees.
     In addition to hotel operations, the Company is also engaged in entertainment operations. Through the entertainment division, which includes TicketsWest.com, Inc., the Company engages in event ticket distribution and promotion and presents a variety of entertainment productions.
     Historically, the Company owned certain commercial real estate properties and engaged in traditional real estate related services, including developing, managing and acting as a broker for sales and leases of commercial and multi-unit residential properties (collectively referred to as the real estate management business). Together with commercial retail and office properties we own, these operations comprised the “Real Estate” segment. Effective April 30, 2006, the Company divested the real estate management business. The Company has listed one of two remaining wholly-owned commercial real estate properties for sale. Assets held for sale and discontinued operations are discussed further in Note 4, and any former Real Estate segment activities that are still part of continuing operations are included within the “Other” segment.
     The Company was incorporated in the state of Washington in April 1978, and operated hotels until 1999 under various brand names including Cavanaughs Hotels. In 1999, the Company acquired WestCoast Hotels, Inc., and rebranded its Cavanaughs hotels to the WestCoast brand — changing the Company’s name to WestCoast Hospitality Corporation. In 2001, the Company acquired Red Lion Hotels, Inc. In September 2005, after rebranding most of its WestCoast hotels to the Red Lion brand, the Company changed its name to Red Lion Hotels Corporation. The financial statements encompass the accounts of Red Lion Hotels Corporation and all of its consolidated subsidiaries, including its 100% ownership of Red Lion Hotels Holdings, Inc., and Red Lion Hotels Franchising, Inc., and its approximately 99% ownership of Red Lion Hotels Limited Partnership (“RLHLP”).
     Up to July 22, 2005, the Company wholly owned a retail and hotel property and included it in consolidation. At that date, the Company sold a 50% tenancy-in-common interest in the property to a third party but continued to consolidate the property in its financial statements. Effective July 1, 2006, the Company determined its 50% ownership interest should be reflected as an equity method investment from the date of the sale and prior period financial statements were reclassified. In December 2006, the Company increased its ownership in the property to 100%. From that date forward, the property was again consolidated and has been reflected as such at both December 31, 2006 and March 31, 2007.
     The financial statements include an equity method investment in a 19.9% owned real estate venture, as well as certain cost method investments in various entities included as other assets, over which the Company does not exercise significant influence. In addition, the Company holds a 3% common interest in Red Lion Hotels Capital Trust (the “Trust”) that is considered a variable interest entity under FIN-46(R) “Consolidation of Variable Interest Entities,” as revised. The Company is not the primary beneficiary of the Trust; thus, it is treated as an equity method investment.
     All significant inter-company and inter-segment transactions and accounts have been eliminated upon consolidation. Certain amounts disclosed in prior period statements have been reclassified to conform to the current period presentation.
2. Basis of Presentation
     The unaudited consolidated financial statements included herein have been prepared by Red Lion pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted as permitted by such rules and regulations.
     The balance sheet as of December 31, 2006 has been compiled from the audited balance sheet as of such date. The Company believes the disclosures included herein are adequate; however, they should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2006, previously filed with the SEC on Form 10-K.
     In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at March 31, 2007, the consolidated results of operations for the three months ended March 31, 2007 and 2006, and the consolidated cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.

     Management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosures of contingent liabilities. Actual results could materially differ from those estimates.
3. Property and Equipment
     Property and equipment used in continuing operations is summarized as follows (in thousands):

	March 31,	December 31,
	2007	2006
Buildings and equipment	$239,321	$226,164
Furniture and fixtures	34,505	34,505
Landscaping and land improvements	2,764	2,764

	276,590	263,433
Less accumulated depreciation and amortization	(88,192)	(84,450)

	188,398	178,983
Land	57,782	57,782
Construction in progress	4,800	13,095

	$250,980	$249,860

4. Assets Held For Sale and Discontinued Operations
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
     During the first quarter of 2006, the Company received gross proceeds of approximately $5.3 million upon the sale of one hotel and a portion of a second. The remaining portion of the second hotel was sold during the third quarter of 2006. Proceeds from the sales were used primarily to finance a company-wide hotel renovation program.
     In the fourth quarter of 2006, the Company listed for sale a commercial office complex located in Spokane, Washington, which has been considered discontinued operations and separately disclosed on the consolidated statement of operations. In addition, the Company holds for sale one remaining hotel in Kalispell, Montana and surplus undeveloped land. The land has been considered as held for sale but does not meet the definition of a discontinued operation. The Company continues to actively pursue the disposition of these assets. The net impact on consolidated earnings from the activities of discontinued operations resulted in losses of approximately $26,000 and $0.3 million, respectively, during the first quarters of 2007 and 2006.

     A summary of the results of operations for the discontinued operations is as follows (in thousands):

	March 31, 2007			March 31, 2006
	Hotel			Hotel
	Properties	Other	Combined	Properties	Other	Combined

Revenues	$300	$283	$583	$1,428	$258	$1,686
Operating expenses	(404)	(206)	(610)	(1,814)	(185)	(1,999)
Depreciation and amortization	(1)	(7)	(8)	—	(104)	(104)
Interest expense	—	—	—	(39)	(37)	(76)
Interest income	2	11	13	—	—	—
Income tax benefit (expense)	37	(29)	8	151	24	175

Net income (loss) from operations	(66)	52	(14)	(274)	(44)	(318)

Gain (loss) on disposal of discontinued business units	(18)	—	(18)	46	—	46
Income tax benefit (expense)	6	—	6	(16)	—	(16)

Net gain (loss) on disposal of discontinued business units	(12)	—	(12)	30	—	30

Net income (loss)	$(78)	$52	$(26)	$(244)	$(44)	$(288)

     In the above table, the comparability of the divestment properties activity between periods is impacted by the cessation of operations on the date of sale, as applicable.
     A summary of the assets and liabilities of discontinued operations is as follows (in thousands):

	March 31, 2007			December 31, 2006
	Hotel			Hotel
	Properties	Other	Combined	Properties	Other	Combined

Cash and cash equivalents	$7	$81	$88	$7	$50	$57
Accounts receivable, net	19	21	40	107	35	142
Inventories	5	—	5	5	—	5
Prepaid expenses and other	—	4	4	77	7	84
Property and equipment, net	4,080	10,134	14,214	4,080	9,837	13,917
Other assets, net	60	245	305	87	247	334

Assets of discontinued operations	$4,171	$10,485	$14,656	$4,363	$10,176	$14,539

Accounts payable	$20	$69	$89	$72	$10	$82
Accrued payroll and related benefits	17	—	17	20	—	20
Accrued interest payable	—	21	21	—	21	21
Other accrued expenses	119	28	147	99	16	115
Long-term debt	—	3,874	3,874	—	3,874	3,874

Liabilities of discontinued operations	$156	$3,992	$4,148	$191	$3,921	$4,112

5. Notes Payable to Bank
     In September 2006, the Company entered into a revolving credit facility for up to $50 million with a syndication of banks led by Calyon New York Branch. Subject to certain conditions, including the provision of additional collateral acceptable to the lenders, the size of the facility may be increased at the Company’s request to up to $100 million. The initial maturity date for the facility is September 13, 2009, but the Company has the right to extend the maturity for two additional one year terms. Borrowings under the facility may be used to finance acquisitions or capital expenditures, for working capital and for other general corporate purposes. The obligations under the facility are collateralized by a company owned hotel, including a deed of trust and security agreement covering all of its assets, as well as by unsecured guaranties of the Company and certain of its other subsidiaries. In connection with this transaction, the Company paid loan fees and related costs of approximately $0.9 million, which have been deferred and are being amortized over the initial term of the facility.
     Outstanding borrowings under the facility accrue interest as Eurodollar loans with rates ranging from 150 to 225 basis points over LIBOR, with an option for base rate loans based upon the federal funds rate or prime rate. The credit facility requires the Company to comply with certain customary affirmative and negative covenants, the most restrictive of which are financial covenants dealing with leverage, interest coverage and debt service coverage. At March 31, 2007, no amounts were outstanding and the Company was in compliance with all of its covenants.

6. Business Segments
     As of March 31, 2007 and December 31, 2006, the Company had three operating segments – hotels, franchise and management and entertainment. The “other” segment consists primarily of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense; therefore, it has not been allocated to the segments.
     The Company has historically owned certain commercial properties and has also engaged in traditional real estate related services, including developing, managing and acting as a broker for sales and leases of commercial and multi-unit residential properties (collectively referred to as the real estate management business). Together, these operations comprised the real estate segment. Effective April 30, 2006, the Company divested the real estate management business. In addition, consistent with company strategy of divesting non-core assets, during the fourth quarter of 2006 the Company listed one of its two remaining wholly-owned commercial real estate properties for sale and classified its results of operations within discontinued operations for all periods presented. Further, the remaining operations of that segment have been reclassified to “Other” for 2006 and for all comparative periods, where appropriate.
     The franchise and management segment had intra-segment revenues with the hotels segment for management fees which were eliminated in the consolidated financial statements. Likewise, the entertainment segment had inter-segment revenues which were eliminated in the consolidated financial statements. Management reviews and evaluates the operations of all of its segments including the inter-segment and intra-segment revenues. All balances have been presented after the elimination of inter-segment and intra-segment revenues. Selected information with respect to continuing operations is as provided below. For similar information with regard to discontinued operations, see Note 4.

	Three months ended
	March 31,
	2007	2006

Revenues:
Hotels	$34,381	$31,028
Franchise and management	789	576
Entertainment	3,347	3,371
Other	787	773

	$39,304	$35,748

Operating income (loss):
Hotels	$(547)	$(810)
Franchise and management	334	117
Entertainment	386	330
Other	(1,438)	(954)

	$(1,265)	$(1,317)

	March 31,	December 31,
	2007	2006

Identifiable assets:
Hotels	$256,866	$256,838
Franchise and management	31,016	31,879
Entertainment	5,170	5,259
Other	40,198	42,923

	$333,250	$336,899

     7. Loss Per Share
     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted loss per share computations for the three months ended March 31, 2007 and 2006 (in thousands, except per share amounts):

	Three months ended
	March 31,
	2007	2006
Numerator — basic and diluted:
Net loss from continuing operations	$(1,980)	$(2,685)
Loss on discontinued operations	(26)	(288)

Net loss	(2,006)	(2,973)

Denominator:
Weighted average shares — basic and diluted	19,148	13,235

Loss per share — basic and diluted:

Loss applicable to shareholders before discontinued operations	$(0.10)	$(0.20)
Loss on discontinued operations	—	(0.02)

Loss applicable to shareholders	$(0.10)	$(0.22)

(a)	At March 31, 2007 and March 31, 2006, the effect of converting OP Units would be anti-dilutive and the units are therefore excluded from the above calculation.

(b)	At March 31, 2007 and March 31, 2006, 1,184,883 and 1,217,610 options to purchase common shares and unvested restricted stock units, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options and units would be anti-dilutive and is therefore excluded from the above calculations.

(c)	All convertible debt instruments outstanding at March 31, 2006, were considered anti-dilutive.
8. Stock Based Compensation
     The 1998 Stock Incentive Plan and the 2006 Stock Incentive Plan (“the Plans”) authorize the grant or issuance of various option or other awards including restricted stock grants and other stock-based compensation. The plans were approved by the shareholders of the Company. The 2006 plan allows awards up to a maximum number of 1.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. The 1998 plan allowed for a maximum number of 1.4 million shares, although as a condition to the approval of the 2006 plan, the Company will no longer grant or issue awards under this plan. The compensation committee of the board of directors administers the 2006 plan and establishes to whom awards may be granted, and the type and terms and conditions, including the exercise period, of those awards that may be granted. As of March 31, 2007, there were 808,218 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.
     The Company also maintains an employee stock purchase plan (the “ESPP”) to assist its employees in acquiring a stock ownership interest in the Company. Under the ESPP, 300,000 shares of common stock have been authorized for purchase, of which 83,602 remain available in accordance with its terms. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions, and no employee may purchase more than $25,000 worth in any calendar year. During the first quarter of 2007, 9,299 shares were issued out of the plan and the Company recognized approximately $25,000 in compensation expense for the discount.
     The Company calculates stock based compensation under the provisions of SFAS No. 123(R), including options and other awards issued under the Plans and shares under the ESPP. Stock options issued are valued based upon the Black-Scholes option-pricing model and the Company recognizes this value as an expense over the periods in which the options vest. Use of the Black-Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, forfeiture rate, risk-free interest rate, expected dividend yield and expected life of the options, based on historical experience. Volatility is based on historical information with terms consistent with the expected life of the option. The risk free interest rate is based on the quoted treasury yield curve at the time of grant, with terms consistent with the expected life of the option.
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
     For options issued in 2004 and 2005, the vesting schedule will change if, between the two year anniversary and the four year anniversary of the option grant date, the stock price of the common stock reaches the below target levels (measured as a percentage increase over the exercise price) for 60 consecutive trading days. During the first quarter of 2007, 25% of the shares issued in 2004, or 114,726 options, vested and became eligible for exercise in accordance with these provisions.

Percent of
Stock	Options
Price	Shares
Increase	Vested
100%	25%
200%	50%
     Options issued in 2006 vest 25% each year for four years with no stock price acceleration provision.
     In each of the first quarters of 2007 and 2006, the Company recognized approximately $0.2 million in compensation expense for previously granted options. The Company also recognized tax benefits related to the exercise of stock options of $0.1 million during the first quarter of 2007. At March 31, 2007, the fair value of options vested was approximately $1.1 million. As options vest, the Company expects to recognize approximately $1.6 million in additional compensation expense before the impact of income taxes, including $0.5 million during the remainder of 2007, and is expected to be recognized over a weighted average period of 35 months. A summary of stock option activity at March 31, 2007, is as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, December 31, 2006	1,256,874	$7.14
Options granted	—	$—
Options exercised	(63,442)	$5.99
Options forfeited	(34,352)	$5.69

Balance, March 31, 2007	1,159,080	$7.25

Exercisable, March 31, 2007	444,103	$7.00

     During the first three months of 2007 and 2006, the total intrinsic value received by the grantees upon exercise of the 63,442 and 13,031 stock options was $0.4 million and $0.1 million, respectively. From those exercises, the Company issued new shares of common stock and received approximately $0.4 million and $0.1 million, respectively, in gross proceeds.

     Additional information regarding stock options outstanding and exercisable as of March 31, 2007, is as follows:

		Weighted
		Average		Weighted	Aggregate		Weighted	Aggregate
Range of		Remaining		Average	Intrinsic		Average	Intrinsic
Exercise	Number	Contractual	Expiration	Exercise	Value (1)	Number	Exercise	Value (1)
Prices	Outstanding	Life (Years)	Date	Price	(in thousands)	Exercisable	Price	(in thousands)

5.10 - 6.07	691,159	6.94	2011-2014	$5.32	$4,922	334,687	$5.52	$2,316
7.46 - 8.31	232,508	7.58	2009-2015	7.56	1,134	41,108	8.03	181
10.88-10.94	28,612	3.34	2009-2016	10.93	43	22,638	10.94	34
12.21-15.00	206,801	7.78	2008-2016	12.83	37	45,670	15.00	—

	1,159,080	7.13	2008-2016	$7.25	$6,136	444,103	$7.00	$2,531

(1)	The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been available to be exercised on the last trading day of the first quarter of 2007, or March 30, 2007, based upon the Company’s closing stock price of $12.44.
     In November 2006 and November 2004, the Company granted 18,389 and 18,535 restricted shares of common stock, respectively, to members of senior management as compensation. The Company did not grant restricted shares of common stock to members of senior management in 2005. While all of the shares are considered granted, they are not considered issued or outstanding until vested. The 2006 award vests 25% on each anniversary of the grant date. The 2004 award vested 20%, or 3,707 shares, upon grant and vests an additional 20% at each subsequent anniversary date. The shares awarded had a fair value of $0.2 million and $0.1 million on grant date, respectively, based on grant date prices of $12.21 for the November 2006 awards and $5.04 for the November 2004 awards.
     As of March 31, 2007 and March 31, 2006, there were 25,803 and 11,121 unvested shares outstanding, respectively. No shares have been forfeited since grant. In each of the first quarters of 2007 and 2006, the Company recognized approximately $19,000 and $5,000, respectively, in compensation expense. As the restricted shares vest, the Company expects to recognize approximately $0.2 million in additional compensation expense over a weighted average period of 41 months.
9. Recent Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of FIN 48, a company must review all of its uncertain tax positions and make a determination as to whether its position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a position meets the more-likely-than-not criterion, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial condition or results of operations.
     In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences.” Under EITF No. 06-2, the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period if an employee’s right to such absence (a) requires the completion of a minimum service period and (b) in which the benefit does not increase with additional years of service pursuant to paragraph 6(b) of SFAS No. 43 for arrangements in which the individual continues to be a compensated employee and is not required to perform duties for the entity during the absence. EITF No. 06-2 was effective for the Company on January 1, 2007, and the adoption of the provisions of EITF No. 06-2 did not materially impact the Company’s financial condition or results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements itself. However, this statement applies under other accounting pronouncements that require or permit fair value measurements and may therefore change current practice if an alternative measure of fair value has been used. SFAS No. 157 applies an exchange price notion for fair value consistent with previously preferred practice, with a focus on exit price and market-based measurements as compared to entry price and entity-specific measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged and the new measurement criteria are generally to be applied prospectively. The Company is currently evaluating the impact SFAS No. 157 will have on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, the objective of which is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements.” The Company is currently evaluating the impact SFAS No. 159 will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report on Form 10-Q includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will” and similar expressions or their negatives are used in this quarterly report, these are forward-looking statements. Many possible events or factors, including those discussed in “Risk Factors” under Item 1A of our annual report filed on Form 10-K for the year ended December 31, 2006, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.
     In this report, “we,” “us,” “our,” “our company” and “the company” refer to Red Lion Hotels Corporation and, as the context requires, all of its wholly and partially owned subsidiaries, including, but not limited to, its 100% ownership of Red Lion Hotels Holdings, Inc. and Red Lion Hotels Franchising, Inc. and its approximate 99% ownership of Red Lion Hotels Limited Partnership. “Red Lion” refers to the Red Lion brand. The term “the system,” “system-wide hotels” or “system of hotels” refers to our entire group of owned, leased, managed and franchised hotels.
     The following discussion and analysis should be read in connection with our unaudited consolidated financial statements and the condensed notes thereto and other financial information included elsewhere in this quarterly report, as well as in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2006, previously filed with the SEC on Form 10-K.
Introduction
     We are a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation, development and franchising of midscale and upscale, full service hotels. The Red Lion brand is nationally recognized and particularly well known in the western United States where most of our hotels are located. The Red Lion brand is typically associated with three and four-star full-service hotels. As of March 31, 2007, our hotel system contained 57 hotels located in eight states and one Canadian province, with 10,001 rooms and 503,529 square feet of meeting space as provided below:

		Total	Meeting
		Available	Space
	Hotels	Rooms	(sq. ft.)

Owned Hotels (1)	19	3,864	213,472
Leased Hotels (2)	13	2,184	99,856
Franchised Hotels	24	3,699	154,201
Managed Hotels	1	254	36,000

Total	57	10,001	503,529

(1)	Statistics include one hotel identified as a discontinued business unit, with 218 rooms and 14,000 square feet of meeting space.

(2)	Leased hotels are those properties which we operate and manage and have ownership of some or all of the equipment and personal property on site, however, the hotel facility and the underlying land is occupied under an operating lease from a third party. Our lease expiration dates range from 2020 to 2033 and have renewal provisions attached for each hotel.
     Established over 30 years ago, the Red Lion brand is well recognized, particularly in the western United States, and is typically associated with three and four-star full-service hotels by our customers. Red Lion is about “Staying Comfortable” and our product and service culture works in both large urban and smaller markets. The character of our hotels strives to reflect its individual local market while maintaining consistent brand standards, which we feel makes our hotels an attractive choice for customers within the markets we currently operate. We believe our adherence to consistent customer service standards and brand touch-points makes guests feel at home no matter where they are.
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
     We have historically owned certain commercial real estate properties. We also have engaged in traditional real estate related services, including developing, managing and acting as a broker for sales and leases of commercial and multi-unit residential properties (collectively referred to as the real estate management business). Together, these operations comprised our real estate segment. Effective April 30, 2006, we divested the real estate management business. In addition, consistent with our strategy of divesting non-core assets, during the fourth quarter of 2006, we listed one of our two remaining wholly-owned commercial real estate properties for sale and have classified its results of operations within discontinued operations for all periods presented. Further, the remaining operations of that segment have been reclassified to “Other” for 2006 and for all comparative periods, where appropriate. For additional information, see Note 4 of Notes to Consolidated Financial Statements.
Executive Summary
     Our goal is to create the most memorable guest experience possible, allowing us to be the leader in our markets through personalized, exuberant service. To achieve that goal, we have and will continue to focus our resources – monetary, capital and human — in three primary areas:
•	Infrastructure – Improving the foundation of the corporation including focusing on our core competencies, improving our liquidity and capital resources, improving the infrastructure used to manage reservations and support our hotel system and increasing our depth of resources.

•	Physical Assets – Improving our product, including the physical assets presented to our guests and the feel of our guest experience.

•	Growth – Preparing for growth, especially in the franchise arena, means creating consistent upscale brand standards throughout our hotel system, enhancing the service delivery presented to our customers and developing and connecting with our associates in an effort to better meet the expectations of our guests.
     In 2005, we completed the implementation of our Stay Comfortable initiative and began major room renovations in several hotels including new floor and wall coverings, tiled bathroom floors, granite vanities and other bathroom upgrades, enhanced guest room features including new plush pillow top mattresses and upgraded linen and pillow packages, large work desks and ergonomic chairs and amenities such as complimentary wireless internet access. By the end of 2006, we began work on common areas such as lobbies and restaurants and as of March 31, 2007, we have substantially completed all hotel renovations we announced at the end of 2004.
     Guest reaction to our renovations has been positive, as evidenced by the 13.9% increase in RevPAR and 10.3% increase in ADR at our owned and leased properties during the first quarter of 2007 over the comparable period. A summary of the performance of our hotel system, including all hotels owned, leased, managed and franchised for each of the periods presented, is provided below. We continue to believe the lodging industry as a whole will continue to see increases in ADR and RevPAR in 2007 and beyond. While RevPAR, ADR and occupancy remained relatively flat at our franchised hotels during the comparable periods, we believe that results have been impacted by hotel renovations similar to what we experienced at our owned and leased properties up through the second quarter of 2006. Franchised hotels are required to complete renovations to our enhanced Red Lion brand standards by the end of 2007.

	For the three months ended March 31,
	2007			2006
	Average (2)			Average (2)
	Occupancy	ADR (3)	RevPAR (4)	Occupancy	ADR (3)	RevPAR (4)

Red Lion Hotels:
Owned and Leased Hotels	53.0%	$81.45	$43.18	51.3%	$73.84	$37.90
Franchised Hotels	56.6%	$79.52	$45.00	57.4%	$78.54	$45.07

Total Red Lion Hotels	54.2%	$80.77	$43.80	53.4%	$75.56	$40.35

System-wide (1)	53.6%	$82.12	$44.05	52.7%	$76.85	$40.54

Change from prior comparative period:
Red Lion Hotels:
Owned and Leased Hotels	1.7	10.3%	13.9%
Franchised Hotels	(0.8)	1.2%	-0.2%

Total Red Lion Hotels	0.8	6.9%	8.6%

System-wide (1)	0.9	6.9%	8.7%

(1)	System-wide includes all hotels owned, leased, managed and franchised, presented on a comparable basis for hotel statistics. This includes one managed property and one hotel held as discontinued, neither utilizing the Red Lion brand.

(2)	Average occupancy represents total paid rooms divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period and includes rooms taken out of service for renovation.

(3)	Average daily rate (“ADR”) represents total room revenues divided by the total number of paid rooms occupied by hotel guests.

(4)	Revenue per available room (“RevPAR”) represents total room and related revenues divided by total available rooms.
     Through 2005, our strategy was to increase occupancy through strategic marketing and investment in our properties, and then to increase rates as demand increased for our rooms. For six consecutive quarters through June 2005, we increased occupancy. We built on this demand by increasing ADR during the second half of 2005 in the majority of our markets. In 2006 as we completed our room renovation program, we experienced strong growth in our hotels segment and saw improvement in its underlying fundamentals. Overall, RevPAR grew by 8.0% from 2005 and we began to see our ability to increase room rates accelerate, driving a 12.3% increase in ADR between the third quarter of 2005 and the third quarter of 2006 and an 11.7% increase between the fourth quarter of 2005 and the fourth quarter of 2006. We believe occupancy has increased positively due to all rooms at our owned and leased properties being available during the first quarter of 2007 versus not available due to renovations in 2006, offset by our continuing shift of customer base. The net impact of these business strategies has been a gain in total occupied rooms of 1.7 percentage points.
     With the completion of our extensive room renovations in 2006, we saw an increase of 10.8% in hotel revenues during the first quarter of 2007. Revenues during the first quarter of 2007 compared to the first quarter of 2006 have been directly impacted by our strategy to target a higher-paying customer base by concentrating our focus on more corporate business and group stays, instead of lower rate promotional and permanent contract business. Occupancy has been affected by this shift in customer base as well as from the impact of rooms not available due to the renovations through much of 2006.
     Our brand strengthening initiatives, marketing efforts and technological upgrades have achieved and are continuing to achieve desired results. Throughout 2005 and 2006, we completed installation of the new MICROS Opera Property Management System (“Opera”) in 16 of our Red Lion hotels, and plan to complete the implementation at our remaining hotels. Opera shares a single database with our central reservations system allowing for better yield management. Combined with our redesigned website, Opera further enhances our ability to manage reservations generated through all electronic channels and helps position us to efficiently and economically take advantage of electronic travel bookings.
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
     Our strategy includes a growth goal of expansion to 100 markets, primarily by expanding the number of hotels franchised under the Red Lion brand, including joint ventures and direct acquisition in hub markets. We expect to add properties in large, western U.S. urban markets, complemented by leading properties in smaller, secondary cities, and progressively move east, leveraging the momentum of our growth in the western states. Financially we have a strong balance sheet to advance these objectives. In 2006, we completed a public offering for gross proceeds of $64.3 million and significantly reduced our long-term debt. We have a revolving credit facility for up to $50 million available to us, with no amount outstanding at March 31, 2007. Our credit facility can be increased to $100 million subject to satisfaction of various conditions.
     The success of our accomplishments has elevated the Red Lion brand and laid the foundation for our goals of continued growth at our existing operations and expansion into new markets through a combination of new franchises, joint ventures and hotel acquisitions. We believe the Red Lion brand and our financial position are as strong as at any other time in our history and position us well to achieve our strategic goals.
Results of Operations
     For the three months ended March 31, 2007, total revenue increased $3.6 million over the first quarter of 2006 primarily due to increased revenues generated from our hotels segment. Our net loss from continuing operations during the first quarter of 2007 improved over the comparative period, a direct result of the increased revenues discussed above. This was offset by increased depreciation and amortization expense from the completed hotel renovations and increased corporate expenses. During the first quarters of 2007 and 2006, we reported net losses of approximately $2.0 million (or $0.10 per share) and $3.0 million (or $0.22 per share). A summary of our consolidated statement of operations is as follows:

	Three months ended March 31,
	2007	2006
Total revenue	$39,304	$35,748
Operating expenses	40,569	37,065

Operating loss	(1,265)	(1,317)

Other income (expense):
Interest expense	(2,242)	(3,377)
Minority interest in partnerships, net	12	106
Other income, net	309	327

Loss from continuing operations before income taxes	(3,186)	(4,261)

Income tax benefit	(1,206)	(1,576)

Net loss from continuing operations	(1,980)	(2,685)

Loss from discontinued operations	(26)	(288)

Net loss	$(2,006)	$(2,973)

Loss per share	$(0.10)	$(0.22)

     Direct margins improved in every segment, including 266 basis points from our hotels in the first quarter of 2007 from the same period in 2006, as provided in the below table, due to improvements in RevPAR, ADR and occupancy discussed above. During the first quarter of 2007, we reported a 54% improvement in EBITDA from continuing operations comparing against the same quarter a year ago.

	Three months ended March 31,
	2007	2006
	(in thousands)
Hotels revenue (1)	$34,381	$31,028

Direct margin (2)	$4,407	$3,152
Direct margin %	12.8%	10.2%

Franchise and management revenue	$789	$576

Direct margin (2)	$526	$354
Direct margin %	66.7%	61.5%

Entertainment revenue	$3,347	$3,371

Direct margin (2)	$492	$471
Direct margin %	14.7%	14.0%

Other revenue	$787	$773

Direct margin (2)	$304	$87
Direct margin %	38.6%	11.3%

EBITDA	$3,034	$1,736
EBITDA from continuing operations	$3,076	$2,000

(1)	Continuing operations only

(2)	Revenues less direct operating expenses.
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
     The following is a reconciliation of EBITDA and EBITDA from continuing operations to net loss for the periods presented (in thousands):

	Three months ended March 31,
	2007	2006
EBITDA	$3,034	$1,736
Income tax benefit (expense)	1,220	1,734
Interest expense	(2,231)	(3,455)
Depreciation and amortization	(4,029)	(2,988)

Net loss	$(2,006)	$(2,973)

EBITDA from continuing operations	$3,076	$2,000
Income tax benefit	1,206	1,576
Interest expense	(2,242)	(3,377)
Depreciation and amortization	(4,020)	(2,884)

Net loss from continuing operations	(1,980)	(2,685)
Loss from discontinued operations	(26)	(288)

Net loss	$(2,006)	$(2,973)

Revenue
     A breakdown of our revenues from continuing operations for the first three months of 2007 and 2006 were as follows (in thousands):

	Three months ended March 31,
	2007	2006
Revenues From Continuing Operations
Hotels:
Room revenue	$22,655	$19,748
Food and beverage revenue	10,962	10,380
Other department revenue	764	900

Total hotels segment revenue	34,381	31,028

Franchise and management revenue	789	576
Entertainment revenue	3,347	3,371
Other revenue	787	773

Total revenue	$39,304	$35,748

     During the first quarter of 2007, revenue from the hotels segment increased $3.4 million, or 10.8%, compared to the first quarter of 2006, primarily due to an increase of $2.9 million in rooms department revenue driven by rate increases as discussed above. Current year revenues are also higher than the previous quarter as 2006 results were impacted by rooms being displaced from their associated renovations. Food and beverage revenue increased 5.6% during the first quarter of 2007 from the same period in 2006, primarily due to a 6.2% increase in banquet-related revenues. Our planned public area renovations, such as lobbies, restaurants, exteriors and banquet rooms, are substantially complete and we anticipate an increased demand for banquets and other group business that we expect to result in further gains in revenues from our food and beverage services.
     Revenue from the franchise and management segment increased primarily due to a termination fee of $142,000 relating to a hotel currently operating under the Red Lion brand that will leave the system in May 2007, as well as from a franchise application fee received by a new owner of an existing hotel within our system during the first quarter of 2007.
     Revenues in the entertainment and other segments were relatively unchanged quarter-on-quarter, with entertainment revenues of $3.3 million during the first quarter of 2007 compared to $3.4 million in the 2006 period and other revenues of $0.8 million during both periods.
Operating Expenses
     Operating expenses include direct operating expenses for each of the operating segments, hotel facility and land lease expense, depreciation and amortization, gain or loss on asset dispositions and undistributed corporate expenses. In the aggregate, operating expenses from continuing operations during the first three months of 2007 increased $3.5 million over 2006 as provided below:

	Three months ended March 31,
	2007	2006
	(In thousands)
Operating Expenses From Continuing Operations
Hotels	$29,974	$27,876
Franchise and management	263	222
Entertainment	2,855	2,900
Other	483	686
Depreciation and amortization	4,020	2,884
Hotel facility and land lease	1,714	1,695
Gain on asset dispositions, net	(190)	(182)
Undistributed corporate expenses	1,450	984

Total operating expenses	$40,569	$37,065

     Direct hotel expenses increased 7.5% from the first quarter of 2006, compared with a hotel segment revenue increase of 10.8%. Room related expenses increased $0.7 million, or 10.4%, and food and beverage costs increased $0.4 million, or 4.1%, on revenue increases of 14.7% and 5.6%, respectively. Hotel segment costs were also affected by increased sales related costs, including marketing charges and compensation related to revenue performance, increased utility costs and payroll related costs directly related to the hotels. Overall, the segment had a direct profit of $4.4 million during the first quarter in 2007, compared to $3.2 million in the first quarter of 2006, for a direct margin improvement of 266 basis points. Hotel direct margin was 12.8% in 2007 compared to 10.2% in 2006.
     Direct costs for the franchise and management segment remained approximately the same during the first three months of 2007 compared to the 2006 period, although segment profit increased due to the increase in revenues discussed above. Entertainment costs also remained similar to the prior comparative quarter, as did its segment profit. Other segment expenses decreased by $0.2 million for a segment profit of $0.3 million compared to $0.1 million during the first quarter of 2006, primarily due to the sale of the real estate management business during the second quarter of 2006. During the first quarter of 2006, the real estate segment reported a direct profit of $0.4 million.
     Depreciation and amortization increased 39.4% during the first quarter of 2007 compared to 2006, related directly to our hotel room renovations substantially completed at the end of 2006.
     Undistributed corporate expenses were $0.5 million higher during 2007 compared to 2006 primarily attributable to increased SOX related expenditures over the prior period, including increased audit, legal and outside consultant fees, and increased compensation levels, including SFAS 123(R) option and ESPP expenses. Undistributed corporate expenses include general and administrative charges such as corporate payroll, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified to a particular segment are distributed, such as accounting, human resources and information technology, and are included in direct expenses.
Interest Expense
     Interest expense for the three months ended March 31, 2007, decreased 33.6% to $2.2 million, compared to $3.4 million recorded during the comparable period in 2006, as a result of the repayment of almost $60 million in debt in 2006. Our average pre-tax interest rate on debt during 2007 was 7.7% compared to 7.9% during the 2006 period.
Income Taxes
     Income tax benefit on continuing operations recognized during 2007 decreased $0.4 million to $1.2 million compared to $1.6 million in the first quarter of 2006, due to the reduced loss before income tax benefits. The experienced rate on pre-tax net income differed from the statutory combined federal and state tax rates primarily due to the utilization of certain incentive tax credits allowed under federal law.
Discontinued Operations
     At March 31, 2007, we had remaining for sale within discontinued operations a commercial complex located in Spokane, Washington, and one hotel located in Kalispell, Montana. During the first quarter of 2007, we recorded a loss from discontinued operations of approximately $26,000, compared to a loss of $0.3 million during the first quarter of 2006. The three months ended March 31, 2006, include the activities of two hotels sold during that quarter and three others that were sold later in the year. Aggregate proceeds from the sale of the two hotels totaled $5.3 million, resulting in a gain of approximately $30,000 net of income tax expense.

Liquidity and Capital Resources
     Our financial position is as strong as it has ever been and we are positioned well for our growth plans. Our hotel renovations have increased our ADR and revenues during the first quarter of 2007, resulting in improved cash flows over the first quarter of 2006 by $3.3 million. A comparative summary of our balance sheets at March 31, 2007 and December 31, 2006 is provided below:

	March 31,	December 31,
	2007	2006
Consolidated balance sheet data (in thousands):
Working capital (1)	$7,623	$10,217
Assets of discontinued operations	$14,656	$14,539
Other assets held for sale	$715	$715
Property and equipment, net	$250,980	$249,860
Total assets	$347,906	$351,438

Liabilities of discontinued operations	$4,148	$4,112
Total long-term debt	$84,752	$85,272
Debentures due Red Lion Hotels Capital Trust	$30,825	$30,825
Total liabilities	$165,304	$167,647
Total stockholders’ equity	$182,602	$183,791

(1)	Represents current assets less current liabilities, excluding assets and liabilities of discontinued operations and assets held for sale.
     Our short-term liquidity needs during 2007 include funds for operating activities, interest payments on our outstanding indebtedness and capital expenditures, which we expect to generally meet through net cash provided by operations and from our existing cash and cash equivalents of $13.6 million at March 31, 2007. We may also draw upon our $50 million credit facility. At March 31, 2007, we had an additional $4.1 million of restricted cash available under securitized borrowing arrangements for future payment of furniture, fixtures and equipment, repairs, insurance premiums and real and personal property taxes. We expect to meet our long-term liquidity requirements for the funding of property acquisitions, renovations and other non-recurring capital improvements through net cash provided by operations, long-term secured and unsecured indebtedness, including our new credit facility, and joint ventures.
     By the end of the first quarter of 2007, we were substantially finished with our major renovation initiative for our owned and leased hotels that began in 2005. The capital investment program represented one of the most significant facility improvement programs in company history, and we remain committed to ongoing capital improvements in order to continue to enhance the Red Lion brand by improving our hotel quality to enhance our guests’ experiences. We believe that by continuing to improve upon the quality of our existing product in areas where customers’ quality expectations are growing, we position our hotels to take advantage of the growth potential in our existing markets and make the Red Lion brand more attractive for franchise opportunities. During the first quarters of 2007 and 2006, we spent a total of $5.2 million and $10.7 million, respectively, on capital improvements. During the remainder of 2007, we anticipate spending an aggregate of $12.5 million to complete our hotel renovations and fund routine capital expenditures and additional improvements.
Operating Activities
     Net cash used in operations decreased 63.3% during the first quarter of 2007 compared to the 2006 period, totaling $1.9 million compared to $5.3 million in 2006. Non-cash income statement expenses including depreciation and amortization, provision for deferred tax and stock based compensation, totaled $4.1 million during the first three months of 2007 compared to $3.2 million in 2006, increasing cash flow from operations by $0.9 million quarter-on-quarter. Working capital changes, including restricted cash, receivables, accruals, payables and inventories, required less cash during the 2007 period ($4.0 million) than in 2006 ($5.5 million). At March 31, 2007, restricted cash held in escrow for future payments of insurance, property taxes, repairs and other items as required by debt agreements, increased by $1.3 million from December 31, 2006, which we expect to receive during the second quarter of 2007.
Investing Activities
     Net cash provided by investing activities totaled $2.4 million during the first three months of 2007, compared to cash provided in the 2006 period of $6.2 million. Cash additions to property and equipment decreased 51.6% in 2007 from 2006, although offset by net cash proceeds of $5.1 million received primarily from the sale of two hotels during 2006. Also affecting the decrease was the liquidation of variable rate demand notes during the first quarter of 2007, which as of December 31, 2006, totaled $7.6 million. Total proceeds received during the first quarter of 2006 from these short-term investments totaled $11.8 million.

Financing Activities
     Net financing activities provided cash of approximately $0.1 million during the first three months of 2007 compared to $0.8 million used during the 2006 period. During the first quarter of 2006, $0.9 million was repaid in scheduled principal long-term debt payments compared to $0.6 million paid during 2007. Net financing activities during the 2007 period benefited from the exercise by employees of stock options resulting in proceeds to the company of $0.4 million.
     At March 31, 2007, we had total debt obligations of $119.5 million, of which $64.4 million was securitized debt collateralized by individual hotels with fixed interest rates ranging from 6.7% to 8.1%. Included within outstanding debt are debentures due the Red Lion Hotels Capital Trust of $30.8 million, which are uncollateralized and due the trust at a fixed rate of 9.5%.
     Of the $64.4 million in securitized debt, three pools of cross securitized debt exist: (i) one consisting of five properties with total borrowings of $21.3 million; (ii) a second consisting of two properties with total borrowings of $19.2 million; and (iii) a third consisting of four properties with total borrowings of $23.9 million. Each pool of securitized debt and the other collateralized hotel borrowings include defeasance provisions for early repayment.
Contractual Obligations
     The following table summarizes our significant contractual obligations as of March 31, 2007, including contractual obligations of business units identified as discontinued on our consolidated balance sheet (in thousands):

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt(1)	$129,304	$8,628	$20,507	$37,943	$62,226
Operating leases(2)	82,650	6,646	12,294	12,220	51,490
Debentures due Red Lion
Hotels Capital Trust (1)	156,012	2,928	5,857	5,857	141,370

Total contractual obligations(3)	$367,966	$18,202	$38,658	$56,020	$255,086

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)	Operating lease amounts are net of estimated sublease income of $9.9 million annually.

(3)	With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.
Off-balance Sheet Arrangements
     As of March 31, 2007, we had no off-balance sheet arrangements, as defined by SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Other Matters
Franchise and Management Contracts
     At March 31, 2007, our system of hotels included one hotel under a management contract and 24 hotels under franchise agreements. During 2006, we added a franchise property in Baton Rouge, Louisiana, that is expected to open in mid-2007 after a multi-million dollar renovation. In January 2007, we executed a new franchise agreement with a new owner of the Red Lion Hotel Elko, Nevada. As part of the agreement, the hotel will undergo renovations to comply with our enhanced Red Lion brand standards. During the second quarter of 2007, a franchised hotel in San Diego, California, will cease being a member of the Red Lion system.
Acquisitions
     There were no hotels acquired or other material operating acquisitions during the first quarter of 2007.
Seasonality
     Our business is subject to seasonal fluctuations. Significant portions of our revenues and profits are realized from May through October. During 2006, revenues during the second and third quarters approximated 25.7% and 30.2%, respectively, of total revenues for the year, compared to revenues of 21.0% and 23.2% of total revenues during the first and fourth quarters.

Inflation
     The effect of inflation, as measured by fluctuations in the U.S. Consumer Price Index, has not had a material impact on our revenues or net income during the periods under review.
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. We consider a critical accounting policy to be one that is both important to the portrayal of our financial condition and results of operations and requires management’s most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2006. However, we have identified our most critical accounting policies and estimates below. Management has discussed the development and selection of our critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosures presented below.
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
Intangible Assets
     Our intangible assets include brands and goodwill which we account for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” We do not amortize our brands and goodwill. Instead, we test for impairment annually or more frequently as events or circumstances indicate the carrying amount of an asset may not be recoverable. Our goodwill and other intangible asset impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit, subject to the same general assumptions discussed above for long-lived assets. At March 31, 2007 and December 31, 2006, our recorded goodwill and other intangible assets not subject to amortization remained unchanged at $28.0 million. While we have not recognized an impairment loss since we originally recorded goodwill, changes in our estimates and assumptions could affect, potentially materially, our financial condition or results of operations in the future.
     Our other intangible assets include management, marketing and lease contracts, the value of which is amortized on a straight-line basis over the weighted average life of the agreements and totaled $12.0 million and $12.1 million, respectively, at March 31, 2007 and December 31, 2006. The assessment of these contracts requires us to make certain judgments, including estimated future cash flow from the applicable properties.
New Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of FIN 48, a company must review all of its uncertain tax positions and make a determination as to whether its position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a position meets the more-likely-than-not criterion, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial condition or results of operations.
     In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences.” Under EITF No. 06-2, the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period if an employee’s right to such absence (a) requires the completion of a minimum service period and (b) in which the benefit does not increase with additional years of service pursuant to paragraph 6(b) of SFAS No. 43 for arrangements in which the individual continues to be a compensated employee and is not required to perform duties for the entity during the absence. EITF No. 06-2 was effective for us on January 1, 2007, and the adoption of the provisions of EITF No. 06-2 did not materially impact our financial condition or results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements itself. However, this statement applies under other accounting pronouncements that require or permit fair value measurements and may therefore change current practice if an alternative measure of fair value has been used. SFAS No. 157 applies an exchange price notion for fair value consistent with previously preferred practice, with a focus on exit price and market-based measurements as compared to entry price and entity-specific measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged and the new measurement criteria are generally to be applied prospectively. The Company is currently evaluating the impact SFAS No. 157 will have on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, the objective of which is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements.” The Company is currently evaluating the impact SFAS No. 159 will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We believe there has been no material change to our market risk since the end of our last fiscal year. Historically we have been exposed to market risk from changes in interest rates and we may be again in the future. However, at March 31, 2007, all of our outstanding debt was subject to currently fixed interest rates. We have managed our exposure to these risks by monitoring available financing alternatives. We do not foresee any significant changes in our exposure to fluctuations in interest rates or in how such exposure is managed in the future.
     The below table summarizes our debt obligations at March 31, 2007, including those held as a component of liabilities of discontinued operations, on our consolidated balance sheet (in thousands). During the first quarter of 2007, recurring scheduled principal payments of $0.5 million were made that were included as debt obligations at December 31, 2006.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Long-term debt
Fixed rate	$1,739	$5,403	$2,669	$2,860	$24,993	$50,962	$88,626	$88,106
Average interest rate							7.73%
Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$32,320
Average interest rate							9.50%
Item 4. Controls and Procedures
     As of March 31, 2007, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.
     During the first quarter of 2007, we migrated our fixed asset accounting from a legacy system to Microsoft Dynamics – Great Plains (“GP”), which calculates our depreciation expense. While utilizing more functionality within GP and further streamlining our accounting system, the migration of fixed assets did not materially change our overall system of internal controls over financial reporting.
     There were no other changes in internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), during the first three months of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our annual report may not be the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None
Item 6. Exhibits
Index to Exhibits

Exhibit
Number	Description

10.1	Executive Employment Agreement dated April 12, 2007, between the Registrant and Arthur M. Coffey

10.2	Executive Employment Agreement dated April 12, 2007, between the Registrant and Anupam Narayan

10.3	Executive Employment Agreement dated April 12, 2007, between the Registrant and John M. Taffin

10.4	Executive Employment Agreement dated April 12, 2007, between the Registrant and Thomas McKeirnan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14(b)

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14(b)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Lion Hotels Corporation Registrant

	Signature	Title	Date

By:	/s/ Anupam Narayan Anupam Narayan	Executive Vice President, Chief Investment Officer and Chief Financial Officer (Principal Financial Officer)	May 9, 2007

By:	/s/ Anthony F. Dombrowik Anthony F. Dombrowik	Senior Vice President, Corporate Controller (Principal Accounting Officer)	May 9, 2007