Form 10-Q
period 2007-06-30
Red Lion Hotels CORP
filed 2007-08-09
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
     As of August 3, 2007, there were 19,228,590 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2007 and December 31, 2006

	June 30,	December 31,
	2007	2006
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$20,662	$13,262
Investments	—	7,635
Restricted cash	3,394	2,756
Accounts receivable, net	10,915	9,309
Inventories	1,492	1,523
Prepaid expenses and other	7,311	3,907
Assets of discontinued operations	10,706	14,539

Total current assets	54,480	52,931

Property and equipment, net	251,892	250,575
Goodwill	28,042	28,042
Intangible assets, net	11,836	12,097
Other assets, net	7,394	7,793

Total assets	$353,644	$351,438

LIABILITIES

Current liabilities:
Accounts payable	$5,453	$8,732
Accrued payroll and related benefits	5,562	6,058
Accrued interest payable	345	422
Advance deposits	816	315
Other accrued expenses	10,668	10,381
Long-term debt, due within one year	5,356	2,267
Liabilities of discontinued operations	7,925	4,112

Total current liabilities	36,125	32,287

Long-term debt, due after one year	78,899	83,005
Deferred income	6,639	7,017
Deferred income taxes	15,783	14,259
Minority interest in partnerships	256	254
Debentures due Red Lion Hotels Capital Trust	30,825	30,825

Total liabilities	168,527	167,647

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 19,213,019 and 19,118,692 shares issued and outstanding	192	191
Additional paid-in capital, common stock	149,023	147,891
Retained earnings	35,902	35,709

Total stockholders’ equity	185,117	183,791

Total liabilities and stockholders’ equity	$353,644	$351,438

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Six Months Ended June 30, 2007 and 2006

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Revenue:
Hotels	$44,839	$40,451	$79,220	$71,479
Franchise and management	782	641	1,571	1,217
Entertainment	2,642	2,487	5,989	5,858
Other	731	138	1,518	911

Total revenues	48,994	43,717	88,298	79,465

Operating expenses:
Hotels	32,791	30,549	62,765	58,425
Franchise and management	133	187	396	409
Entertainment	2,604	2,056	5,459	4,956
Other	466	453	948	1,139
Depreciation and amortization	3,996	2,925	8,016	5,809
Hotel facility and land lease	1,737	1,716	3,451	3,411
Gain on asset dispositions, net	(49)	(1,155)	(239)	(1,337)
Undistributed corporate expenses	1,505	1,284	2,955	2,268

Total expenses	43,183	38,015	83,751	75,080

Operating income	5,811	5,702	4,547	4,385

Other income (expense):
Interest expense	(2,309)	(3,359)	(4,551)	(6,736)
Expense of early extinguishment of debt, net	—	(805)	—	(805)
Minority interest in partnerships, net	(14)	(96)	(1)	10
Other income, net	284	743	592	1,070

Income (loss) from continuing operations before income taxes	3,772	2,185	587	(2,076)

Income tax (benefit) expense	1,263	253	57	(1,323)

Net income (loss) from continuing operations	2,509	1,932	530	(753)

Discontinued operations:
Income (loss) from operations of discontinued business units, net of income tax benefit (expense) of $37, $(80), $45 and $95, respectively	(67)	148	(81)	(170)
Net gain (loss) on disposal of discontinued business units, net of income tax benefit (expense) of $134, $140 and $(16)	(244)	—	(256)	30

Income (loss) from discontinued operations	(311)	148	(337)	(140)

Net income (loss)	$2,198	$2,080	$193	$(893)

Earnings (loss) per share:
Basic
Income (loss) applicable to shareholders before discontinued operations	$0.13	$0.13	$0.03	$(0.05)
Income (loss) from discontinued operations	(0.02)	0.01	(0.02)	(0.01)

Income (loss) applicable to shareholders	$0.11	$0.14	$0.01	$(0.06)

Diluted
Income (loss) applicable to shareholders before discontinued operations	$0.13	$0.12	$0.03	$(0.05)
Income (loss) from discontinued operations	(0.02)	0.01	(0.02)	(0.01)

Income (loss) applicable to shareholders	$0.11	$0.13	$0.01	$(0.06)

Weighted average shares — basic	19,199	15,120	19,174	14,182
Weighted average shares — diluted	19,697	15,674	19,667	14,182
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2007 and 2006

	Six months ended June 30,
	2007	2006
	(In thousands)
Operating activities:
Net income (loss)	$193	$(893)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,034	6,020
Gain on disposition of property, equipment and other assets, net	(239)	(1,337)
(Gain) loss on disposition of discontinued operations, net	397	(46)
Expense of early extinguishment of debt, net	—	805
Deferred income tax provision	1,686	800
Minority interest in partnerships	2	(11)
Equity in investments	20	(207)
Imputed interest expense	104	—
Compensation expense related to stock and option issuance	563	307
Provision for (collection of) doubtful accounts	(52)	242
Change in current assets and liabilities:
Restricted cash	(638)	635
Accounts receivable	(1,125)	(653)
Inventories	36	35
Prepaid expenses and other	(3,428)	(3,141)
Accounts payable	(3,334)	(1,731)
Accrued payroll and related benefits	(516)	(964)
Accrued interest payable	(64)	(29)
Other accrued expenses and advance deposits	774	3,983

Net cash provided by operating activities	2,413	3,815

Investing activities:
Purchases of property and equipment	(9,315)	(21,400)
Proceeds from disposition of property and equipment	—	22
Proceeds from disposition of discontinued operations	3,771	5,137
(Purchases of) proceeds from short-term liquid investments	7,635	(23,200)
Proceeds from (advances to) Red Lion Hotels Capital Trust	(17)	498
Other, net	(266)	104

Net cash provided by (used in) investing activities	1,808	(38,839)

Financing activities:
Repayment of long-term debt	(1,120)	(1,797)
Borrowings on long-term debt	3,926	—
Proceeds from common stock offering	—	60,420
Repayment of debentures including expense of early extinguishment	—	(17,403)
Proceeds from issuance of common stock under employee stock purchase plan	88	66
Proceeds from stock option exercises	320	326
Additions to deferred financing costs	—	(48)

Net cash provided by financing activities	3,214	41,564

Net cash in discontinued operations	(35)	72

Change in cash and cash equivalents:
Net increase in cash and cash equivalents	7,400	6,612
Cash and cash equivalents at beginning of period	13,262	13,533

Cash and cash equivalents at end of period	$20,662	$20,145

Supplemental disclosure of cash flow information:

Cash paid during periods for:
Interest on long-term debt	$4,652	$7,053
Income taxes	$—	$1,812

Noncash investing and financing activities:
Exchange of common stock for minority interest in partnership	$—	$2,273
Exchange of common stock for real estate management business	$—	$1,131
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
     Red Lion Hotels Corporation (“Red Lion” or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale and upscale, full service hotels under the Red Lion brand. As of June 30, 2007, the Red Lion system of hotels contained 52 hotels located in eight states and one Canadian province, with 9,079 rooms and 467,529 square feet of meeting space. As of June 30, 2007, the Company operated 31 hotels, of which 18 are wholly owned and 13 are leased, managed one hotel owned by a third-party and franchised 20 hotels that were owned and operated by various third-party franchisees.
     In addition to hotel operations, the Company is engaged in entertainment operations. Through the entertainment division, which includes TicketsWest.com, Inc., the Company engages in event ticket distribution and promotion and presents a variety of entertainment productions.
     Historically, the Company owned certain commercial real estate and engaged in traditional real estate related services, including developing, managing and acting as a broker for sales and leases of commercial and multi-unit residential properties (collectively referred to as the real estate management business). Together with commercial retail and office properties the Company owned, these operations comprised the “Real Estate” segment. Effective April 30, 2006, the Company divested the real estate management business. The Company has listed one of two remaining wholly-owned commercial real estate properties for sale. Assets held for sale and discontinued operations are discussed further in Note 4, and any former Real Estate segment activities that are still part of continuing operations are included within the “Other” segment.
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
     Up to July 22, 2005, the Company wholly owned a retail and hotel property and included it in consolidation. At that date, the Company sold a 50% tenancy-in-common interest in the property to a third party but continued to consolidate the property in its financial statements. Effective July 1, 2006, the Company determined its 50% ownership interest should be reflected as an equity method investment from the date of the sale and prior period financial statements were reclassified. In December 2006, the Company increased its ownership in the property to 100%. From that date forward, the property was again consolidated and has been reflected as such at both December 31, 2006 and June 30, 2007.
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
     In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at June 30, 2007, the consolidated results of operations for the three and six months ended June 30, 2007 and 2006, and the consolidated cash flows for the six months ended June 30, 2007 and 2006. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.

     Management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosures of contingent liabilities. Actual results could materially differ from those estimates.
3. Property and Equipment
     Property and equipment used in continuing operations is summarized as follows (in thousands):

	June 30,	December 31,
	2007	2006
Buildings and equipment	$243,075	$226,164
Furniture and fixtures	35,111	34,505
Landscaping and land improvements	3,034	2,764

	281,220	263,433
Less accumulated depreciation and amortization	(91,819)	(84,450)

	189,401	178,983
Land	58,497	58,497
Construction in progress	3,994	13,095

	$251,892	$250,575

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
     During 2005, the Company sold seven of the eleven hotels included under the November 2004 divestment plan and one commercial building, and during 2006 the Company sold three additional hotels. During the second quarter of 2007, the Company sold the remaining hotel listed for sale for gross proceeds of $3.9 million, located in Kalispell, Montana. In total, the Company received $72.6 million in gross proceeds from the sale of these assets which were used primarily to finance a company-wide hotel renovation program, the repayment of $20.0 million in debt and for general corporate purposes.
     In addition, the Company holds surplus undeveloped land that had been considered as held for sale on the consolidated balance sheet. While continuing to pursue the disposition of the assets, the Company determined the land no longer meets the accounting criteria for such classification. During June 2007, approximately $0.7 million was reclassified to property and equipment for all periods presented.
     During the fourth quarter of 2006, the Company listed for sale a commercial office complex located in Spokane, Washington. In July 2007, the Company announced that it had entered into an agreement for the sale of the complex to Barbieri Real Estate Company for $13.3 million in a tax advantaged transaction. The structure of the sale anticipates payment through a combination of cash, Red Lion Hotels Corporation common stock, operating partnership units of RLHLP (“OP Units”), and the assumption of debt. This structure allows a portion of the Company's tax on the gain to be deferred, which management believes will enhance the economic return to the Company. The sale, approved by the independent members of the Company’s board of directors, is expected to close by the end of the third quarter of 2007. The complex has been included as a component of discontinued operations on the consolidated financial statements.
     In June 2007, the Company borrowed an additional $3.9 million available on an existing construction loan collateralized by the held-for-sale Spokane, WA, commercial office complex discussed above. The construction loan is subject to a total borrowing capacity of $10.0 million. The total outstanding loan balance of $7.8 million is subject to interest at 6.25% through the first five years of the term, adjusted based upon the 5-Year Maturity U.S. Treasury Security plus 2.5%, and is anticipated to be assumed by the purchaser upon closing of the sale transaction.

     A summary of the results of operations for the discontinued operations is as follows (in thousands):

	For the three months ended June 30,
	2007			2006
	Hotel			Hotel
	Properties	Other	Combined	Properties	Other	Combined

Revenues	$323	$275	$598	$2,048	$239	$2,287
Operating expenses	(449)	(169)	(618)	(1,685)	(202)	(1,887)
Depreciation and amortization	—	(9)	(9)	(3)	(104)	(107)
Interest expense	—	(63)	(63)	(40)	(25)	(65)
Interest income	(1)	(11)	(12)	—	—	—
Income tax benefit (expense)	45	(8)	37	(106)	26	(80)

Net income (loss) from operations	(82)	15	(67)	214	(66)	148

Gain (loss) on disposal of discontinued business units	(378)	—	(378)	—	—	—
Income tax benefit (expense)	134	—	134	—	—	—

Net gain (loss) on disposal of discontinued business units	(244)	—	(244)	—	—	—

Net income (loss)	$(326)	$15	$(311)	$214	$(66)	$148

	For the six months ended June 30,
	2007			2006
	Hotel			Hotel
	Properties	Other	Combined	Properties	Other	Combined

Revenues	$623	$558	$1,181	$3,476	$497	$3,973
Operating expenses	(853)	(375)	(1,228)	(3,499)	(387)	(3,886)
Depreciation and amortization	(1)	(16)	(17)	(3)	(208)	(211)
Interest expense	—	(63)	(63)	(79)	(62)	(141)
Interest income	1	—	1	—	—	—
Income tax benefit (expense)	82	(37)	45	45	50	95

Net income (loss) from operations	(148)	67	(81)	(60)	(110)	(170)

Gain (loss) on disposal of discontinued business units	(396)	—	(396)	46	—	46
Income tax benefit (expense)	140	—	140	(16)	—	(16)

Net gain (loss) on disposal of discontinued business units	(256)	—	(256)	30	—	30

Net income (loss)	$(404)	$67	$(337)	$(30)	$(110)	$(140)

     In the above table, the comparability of the divestment properties’ activity between periods is impacted by the cessation of operations on the date of sale, as applicable.

     A summary of the assets and liabilities of discontinued operations is as follows (in thousands):

	June 30, 2007			December 31, 2006
	Hotel			Hotel
	Properties	Other	Combined	Properties	Other	Combined

Cash and cash equivalents	$—	$91	$91	$7	$50	$57
Accounts receivable, net	—	20	20	107	35	142
Inventories	—	—	—	5	—	5
Prepaid expenses and other	—	57	57	77	7	84
Property and equipment, net	—	10,241	10,241	4,080	9,837	13,917
Other assets, net	—	297	297	87	247	334

Assets of discontinued operations	$—	$10,706	$10,706	$4,363	$10,176	$14,539

Accounts payable	$—	$44	$44	$72	$10	$82
Accrued payroll and related benefits	—	—	—	20	—	20
Accrued interest payable	—	34	34	—	21	21
Other accrued expenses	—	47	47	99	16	115
Long-term debt	—	7,800	7,800	—	3,874	3,874

Liabilities of discontinued operations	$—	$7,925	$7,925	$191	$3,921	$4,112

5. Notes Payable to Bank
     In September 2006, the Company entered into a revolving credit facility for up to $50 million with a syndication of banks led by Calyon New York Branch. Subject to certain conditions, including the provision of additional collateral acceptable to the lenders, the size of the facility may be increased at the Company’s request up to $100 million. The initial maturity date for the facility is September 13, 2009, but the Company has the right to extend the maturity for two additional one year terms. Borrowings under the facility may be used to finance acquisitions or capital expenditures, for working capital and for other general corporate purposes. The obligations under the facility are collateralized by a company owned hotel, including a deed of trust and security agreement covering all of its assets, as well as by unsecured guaranties of the Company and certain of its other subsidiaries. In connection with this transaction, the Company paid loan fees and related costs of approximately $0.9 million, which have been deferred and are being amortized over the initial term of the facility.
     Outstanding borrowings under the facility accrue interest as Eurodollar loans with rates ranging from 150 to 225 basis points over LIBOR, with an option for base rate loans based upon the federal funds rate or prime rate. The credit facility requires the Company to comply with certain customary affirmative and negative covenants, the most restrictive of which are financial covenants dealing with leverage, interest coverage and debt service coverage. At June 30, 2007, no amounts were outstanding and the Company was in compliance with all of its covenants.
6. Business Segments
     The Company has three operating segments – hotels, franchise and management, and entertainment. The “other” segment consists primarily of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense; therefore, it has not been allocated to the segments.
     The Company has historically owned certain commercial properties and has also engaged in traditional real estate related services, including developing, managing and acting as a broker for sales and leases of commercial and multi-unit residential properties (collectively referred to as the real estate management business). Together, these operations comprised the real estate segment. Effective April 30, 2006, the Company divested the real estate management business. In addition, consistent with the company’s strategy of divesting non-core assets, during the fourth quarter of 2006 the Company listed one of its two remaining wholly-owned commercial real estate properties for sale and classified its results of operations within discontinued operations for all periods presented. Further, the remaining operations of that segment have been reclassified to “Other” for 2006 and for all comparative periods, where appropriate.
     The franchise and management segment had intra-segment revenues with the hotels segment for management fees which were eliminated in the consolidated financial statements. Likewise, the entertainment segment had inter-segment revenues which were eliminated in the consolidated financial statements. Management reviews and evaluates the operations of all of its segments including the inter-segment and intra-segment revenues. All balances have been presented after the elimination of inter-segment and intra-segment revenues. Selected information with respect to continuing operations is as provided below (in thousands). For similar information with regard to discontinued operations, see Note 4.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenues:
Hotels	$44,839	$40,451	$79,220	$71,479
Franchise and management	782	641	1,571	1,217
Entertainment	2,642	2,487	5,989	5,858
Other	731	138	1,518	911

	$48,994	$43,717	$88,298	$79,465

Operating income (loss):
Hotels	$7,005	$5,897	$6,458	$5,087
Franchise and management	482	215	816	332
Entertainment	(69)	291	317	621
Other	(1,607)	(701)	(3,044)	(1,655)

	$5,811	$5,702	$4,547	$4,385

	June 30,	December 31,
	2007	2006

Identifiable assets:
Hotels	$260,829	$256,838
Franchise and management	30,613	31,879
Entertainment	5,589	5,259
Other	45,907	42,923

	$342,938	$336,899

7. Earnings (Loss) Per Share
     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted income (loss) per share computations for the three and six months ended June 30, 2007 and 2006 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Numerator — basic and diluted:
Net income (loss) from continuing operations	$2,509	$1,932	$530	$(753)
Income (loss) on discontinued operations	(311)	148	(337)	(140)

Net income (loss)	2,198	2,080	193	(893)

Denominator:
Weighted average shares — basic	19,199	15,120	19,174	14,182
Weighted average shares — diluted	19,697	15,674	19,667	14,182

Earnings (loss) per share — basic:
Income (loss) applicable to shareholders before discontinued operations	$0.13	$0.13	$0.03	$(0.05)
Income (loss) on discontinued operations	(0.02)	0.01	(0.02)	(0.01)

Income (loss) applicable to shareholders	$0.11	$0.14	$0.01	$(0.06)

Earnings (loss) per share — diluted:
Income (loss) applicable to shareholders before discontinued operations	$0.13	$0.12	$0.03	$(0.05)
Income (loss) on discontinued operations	(0.02)	0.01	(0.02)	(0.01)

Income (loss) applicable to shareholders	$0.11	$0.13	$0.01	$(0.06)

(a)	At June 30, 2007 and June 30, 2006, the effect of converting all of the 142,663 OP Units was considered dilutive and included within the above calculations.

(b)	For the three months ended June 30, 2007, 319,863 of the 1,312,809 options to purchase common shares outstanding as of that date were considered dilutive. For the three months ended June 30, 2006, 411,576 of the 1,132,840 options to purchase common shares outstanding as of that date were considered dilutive. For the three months ended June 30, 2007, the 44,473 units of unissued restricted stock outstanding were considered dilutive. For the three months ended June 30, 2006, 11,121 units of unissued restricted stock outstanding were dilutive.

(c)	For the six months ended June 30, 2007, 320,454 of the 1,312,809 options to purchase common shares outstanding as of that date were considered dilutive. For the six months ended June 30, 2006, all of the 1,132,840 options to purchase common shares outstanding as of that date were considered anti-dilutive due to the loss for the period. For the six months ended June 30, 2007, 44,472 units of unissued restricted stock were considered dilutive. At June 30, 2006, the then outstanding 11,121 units of unissued restricted stock were considered anti-dilutive due to the loss.

(d)	All convertible debt instruments outstanding at June 30, 2006 were considered anti-dilutive. In December 2006, all outstanding convertible debt was repaid.
8. Stock Based Compensation
     The 1998 Stock Incentive Plan and the 2006 Stock Incentive Plan (“the Plans”) authorize the grant or issuance of various option or other awards including restricted stock grants and other stock-based compensation. The plans were approved by the shareholders of the Company. The 2006 plan allows awards up to a maximum number of 1.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. The 1998 plan allowed for a maximum number of 1.4 million shares, although as a condition to the approval of the 2006 plan, the Company will no longer grant or issue awards under the 1998 plan. The compensation committee of the board of directors administers the 2006 plan and establishes to whom awards may be granted, and the type, terms and other conditions, including the exercise period, of those awards that may be granted.
     In May 2007, the board of directors granted 184,919 options to purchase common stock and unvested restricted stock units to executive officers and other key employees under terms and assumptions described below. In addition, non-executive directors of the company were granted an aggregate 9,234 shares of common stock with a fair value of $0.1 million as part of the existing director’s compensation arrangement. As of June 30, 2007, there were 615,885 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.
     The Company also maintains an employee stock purchase plan (the “ESPP”) to assist its employees in acquiring a stock ownership interest in the Company. Under the ESPP, 300,000 shares of common stock have been authorized for purchase, of which 83,602 remain available in accordance with its terms. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions, and no employee may purchase more than $25,000 worth in any calendar year. During the first six months of 2007, 9,299 shares were issued out of the plan.

     The Company calculates stock based compensation under the provisions of SFAS No. 123(R), including options and other awards issued under the Plans and shares purchased under the ESPP. Stock options issued are valued based upon the Black-Scholes option-pricing model and the Company recognizes this value as an expense over the periods in which the options vest. Use of the Black-Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, forfeiture rate, risk-free interest rate, expected dividend yield and expected life of the options, based on historical experience. Volatility is based on historical information with terms consistent with the expected life of the option. The risk free interest rate is based on the quoted daily treasury yield curve rate at the time of grant, with terms consistent with the expected life of the option.
     All options granted prior to 2003 were designated as nonqualified options, granted with an exercise price equal to or in excess of fair market value on the date of grant, and for a term of ten years. For substantially all options granted, fifty percent of each recipient’s options will vest on the fourth anniversary of the date of grant and the remaining 50% will vest on the fifth anniversary of the date of grant. For options issued prior to 2004, the vesting schedule will change if, beginning one year after the option grant date, the stock price of the common stock reaches the below target levels (measured as a percentage increase over the exercise price) for 60 consecutive trading days. During the first six months of 2007, 12,293 and 400 options granted in 2003 and 2002, respectively, vested and became eligible for exercise in accordance with these provisions.

Percent of
Stock	Options
Price	Shares
Increase	Vested
25%	25%
50%	50%
75%	75%
100%	100%
     For options issued in 2004 and 2005, the vesting schedule will change if, between the two year anniversary and the four year anniversary of the option grant date, the stock price of the common stock reaches the below target levels (measured as a percentage increase over the exercise price) for 60 consecutive trading days. During the first six months of 2007, 25% of the shares issued in 2004, or 114,726 options, vested and became eligible for exercise in accordance with these provisions.

Percent of
Stock	Options
Price	Shares
Increase	Vested
100%	25%
200%	50%
     Options issued in 2007 and 2006 vest 25% each year for four years with no stock price acceleration provision. For the options granted in May 2007, the below assumptions were used. No options were granted during the first six months of 2006.

2007
Weighted-average fair value of options granted	$4.36
Dividend yield	0%
Expected volatility	33%
Forfeiture rate	0%
Risk free interest rates	4.85%
Expected option lives	4 years
     In the second quarter and first six months of 2007, the Company recognized approximately $0.2 million and $0.3 million, respectively, in compensation expense for previously granted options, compared with $0.1 million and $0.2 million in the prior year periods. The Company also recognized tax benefits related to the exercise of stock options of $0.2 million during the first six months of 2007.

     At June 30, 2007, the fair value of options vested was approximately $1.4 million. As options vest, the Company expects to recognize approximately $2.3 million in additional compensation expense, before the impact of income taxes, over a weighted average period of 37 months. The $2.3 million includes $0.4 million in compensation expense expected to be recognized during the remainder of 2007. A summary of stock option activity at June 30, 2007, is as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, December 31, 2006	1,256,874	$7.14
Options granted	166,249	$13.00
Options exercised	(75,794)	$5.99
Options forfeited	(34,520)	$5.73

Balance, June 30, 2007	1,312,809	$7.99

Exercisable, June 30, 2007	444,276	$7.00

     During the first six months of 2007 and 2006, the total intrinsic value received by the grantees upon exercise of the 75,794 and 51,705 stock options was $0.5 million and $0.3 million, respectively. From those exercises, the Company issued new shares of common stock and received approximately $0.5 million and $0.3 million, respectively, in gross proceeds.
     Additional information regarding stock options outstanding and exercisable as of June 30, 2007, is as follows:

		Weighted
		Average		Weighted	Aggregate		Weighted	Aggregate
Range of		Remaining		Average	Intrinsic		Average	Intrinsic
Exercise	Number	Contractual	Expiration	Exercise	Value(1)	Number	Exercise	Value(1)
Prices	Outstanding	Life (Years)	Date	Price	(in thousands)	Exercisable	Price	(in thousands)

5.10 — 6.07	679,159	6.72	2011-2014	$5.31	$5,121	334,980	$5.52	$2,454
7.46 — 8.31	232,508	7.33	2009-2015	7.56	1,230	41,508	8.03	200
10.88-10.94	28,166	3.12	2009-2016	10.93	54	22,192	10.94	42
12.21-15.00	372,976	8.58	2008-2017	12.90	78	45,596	15.00	—

	1,312,809	7.28	2008-2017	$7.99	$6,483	444,276	$7.00	$2,696

(1)	The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been available to be exercised on the last trading day of the second quarter of 2007, or June 29, 2007, based upon the Company’s closing stock price of $12.85.
     In May 2007, November 2006 and November 2004, the Company granted 18,670, 18,389 and 18,535 restricted shares of common stock, respectively, to executive officers and other key employees as compensation. The Company did not grant restricted shares of common stock in 2005. While all of the shares are considered granted, they are not considered issued or outstanding until vested. The 2007 and 2006 award vests 25% on each anniversary of the grant date. The 2004 award vested 20%, or 3,707 shares, upon grant and vests an additional 20% at each subsequent anniversary date. The May 2007, November 2006 and November 2007 awards had fair values of $0.2 million, $0.2 million and $0.1 million on grant date, respectively, based on grant date prices of $13.00 per share, $12.21 per share and $5.04 per share during the respective periods.
     As of June 30, 2007 and 2006, there were 44,473 and 11,121 unvested shares outstanding, respectively. No shares have been forfeited since grant. During the first six months of 2007 and 2006, the Company recognized approximately $43,000 and $9,000, respectively, in compensation expense related to these awards. As the restricted shares vest, the Company expects to recognize approximately $0.5 million in additional compensation expense over a weighted average period of 43 months.

9. Recent Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of FIN 48, a company must review all of its uncertain tax positions and make a determination as to whether its position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a position meets the more-likely-than-not criterion, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of the provisions of FIN 48 did not have an impact on the Company’s financial condition or results of operations.
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
10. Subsequent Event
     In July 2007, the Company entered into an agreement to sublease the Red Lion Hotel Sacramento to a third-party with an initial lease term expiring in 2020. The sublease agreement provides for annual rent payments to the Company of $1.4 million, which will effectively reduce the Company’s consolidated annual hotel facility and land lease expense by that amount. The third-party subleasing the hotel has also entered into a franchise agreement with the Company and has committed to make a multi-million dollar investment to further improve and reposition the hotel. Also, the sublease provides the third-party a two-year option to purchase the property. During 2006 and for the first six months ended June 30, 2007, the Company recorded revenues from Sacramento of $8.6 million and $4.2 million, respectively.

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
Introduction
     We are a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation, development and franchising of midscale and upscale, full service hotels. Established over 30 years ago, the Red Lion brand is nationally recognized and particularly well known in the western United States where most of our hotels are located. The Red Lion brand is typically associated with three and four-star full-service hotels by our customers. As of June 30, 2007, our hotel system contained 52 hotels located in eight states and one Canadian province, with 9,079 rooms and 467,529 square feet of meeting space as provided below:

		Total	Meeting
		Available	Space
	Hotels	Rooms	(sq. ft.)

Owned Hotels	18	3,649	199,472
Leased Hotels (1)	13	2,184	99,856
Franchised Hotels	20	2,992	132,201
Managed Hotel	1	254	36,000

Total	52	9,079	467,529

(1)	Leased hotels are those properties which we operate and manage and have ownership of some or all of the equipment and personal property on site, however, the hotel facility and the underlying land is occupied under an operating lease from a third party. Our lease expiration dates range from 2020 to 2033 and have renewal provisions attached for each hotel.
     Red Lion is about “Staying Comfortable” and our product and service culture works in both large urban and smaller markets. The character of our hotels strives to reflect our individual local markets while maintaining consistent brand standards, which we feel makes our hotels an attractive choice for customers within the markets we currently operate. We believe our adherence to consistent customer service standards and brand touch-points makes guests feel at home no matter where they are.
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

     We have historically owned certain commercial real estate. We also have engaged in traditional real estate related services, including developing, managing and acting as a broker for sales and leases of commercial and multi-unit residential properties (collectively referred to as the real estate management business). Together, these operations comprised our real estate segment. Effective April 30, 2006, we divested the real estate management business. In addition, consistent with our strategy of divesting non-core assets, during the fourth quarter of 2006, we listed one of our two remaining wholly-owned commercial real estate properties for sale and have classified its results of operations within discontinued operations for all periods presented. In July 2007, we announced that we had entered into an agreement for the sale of the property for approximately $13.3 million, which is currently expected to close by the end of the third quarter 2007. For additional information, see Note 4 of Notes to Consolidated Financial Statements.
     None of our remaining activities constitute a reportable segment and have been aggregated into “other,” including the remaining operations of our former real estate segment which has been reclassified for all comparative periods, where appropriate.
Executive Summary
     Our mission is to create the most memorable guest experience possible, allowing us to be the leader in our markets through personalized, exuberant service. To continually achieve and improve upon that goal, we have and will continue to focus our resources – monetary, capital and human — in four primary areas:
     Infrastructure. Improving the foundation of the corporation including continually focusing on our core competencies and improving the infrastructure used to manage reservations and support our hotel system. Over the last two years, we have completed the installation of the MICROS Opera Property Management System (“Opera”) in 16 of our hotels. Opera shares a single database with our central reservations system that allows us better yield management. Combined with a multi-million dollar redesigned website, Opera has enhanced our ability to manage reservations generated through all electronic channels and positions us to take advantage of electronic travel bookings.
     Physical Assets. Improving our product, including the physical assets presented to our guests and the feel of our guest experience. In 2005, we completed the implementation of our “Stay Comfortable” initiative and began major room renovations in several hotels including new floor and wall coverings, tiled bathroom floors, granite vanities and other bathroom upgrades, enhanced guest room features including new plush pillow top mattresses and upgraded linen and pillow packages, large work desks and ergonomic chairs and amenities such as complimentary wireless internet access. By the end of 2006, we began work on common areas such as lobbies and restaurants and as of June 30, 2007, substantially all hotel renovations announced at the end of 2004 have been completed. During 2005, 2006 and through the first six months of 2007, we have spent over $40.0 million on the largest capital renovation plan in our history.
     The Red Lion Way. We want our guests to feel our commitment to their memorable experience through our employees. In order to live up to our mission statement, management believes strongly in associate retention and development and is committed to competitive compensation and benefit packages, advancement opportunities and demonstrated support by leaders throughout all levels of our organization that understand a culture of employee satisfaction and excellent service is an integral component of our long-term growth strategy. We have instilled the foundation for our culture through the development of “The Little Red Book,” a guide to our identified essential principles of Red Lion culture that each of our associates has been and will continue to be trained on. Our goal is to be known in our industry for leadership excellence and being a great company to work for in each of our markets.
     Growth. Preparing for growth, especially in the franchise arena, means improving our liquidity and capital resources and increasing the depth of financial resources available to us. In order to grow, we must also be successful in creating consistent upscale brand standards throughout our hotel system and enhancing the service delivery presented to our guests. Our strategy includes a growth goal of expansion to 100 markets, primarily by expanding the number of hotels franchised under the Red Lion brand, including joint ventures and direct acquisition in hub markets. We expect to add properties in large, western U.S. urban markets, complemented by leading properties in smaller, secondary cities, and progressively move east, leveraging the momentum of our growth in the western states. Financially we have a strong balance sheet to advance these objectives. In 2006, we completed a public offering for gross proceeds of $64.3 million which was used to significantly reduce long-term debt. We have a revolving credit facility for up to $50 million available to us, with no amount outstanding at June 30, 2007. Our credit facility can be increased to $100 million subject to satisfaction of various conditions.
     Since we began our hotel renovations in 2005, guest reaction has been positive and has strengthened the performance of our hotel system. During the second quarter and first six months of 2007 over the comparable periods in 2006, RevPAR and ADR at our owned and leased properties increased 14.3% and 14.2% and 6.4% and 8.1%, respectively, as provided in the below summary. During the same periods in 2005 when we began our renovations, ADR and RevPAR were $74.32 and $49.87 for the three months ended June 30, 2005, and $71.22 and $43.16 for the six month period, respectively. Since 2005, ADR and RevPAR in 2007 have improved 19.1% and 19.9% and 18.0% and 18.3%, respectively, during the comparable second quarter and year-to-date periods. For the year ended December 31, 2007, we anticipate RevPAR increases at our owned and leased properties in the range of 9 – 11%, driven by increases in ADR and occupancy. The lodging industry as a whole has experienced increases in ADR and RevPAR during the first half 2007, and we continue to believe the trend to continue into 2008.

	For the three months ended June 30,						For the six months ended June 30,
	2007			2006			2007			2006
	Average(2)			Average(2)			Average(2)			Average(2)
	Occupancy	ADR(3)	RevPAR(4)	Occupancy	ADR(3)	RevPAR(4)	Occupancy	ADR(3)	RevPAR (4)	Occupancy	ADR (3)	RevPAR (4)

Red Lion Hotels:
Owned and Leased Hotels	66.5%	$88.51	$58.85	61.9%	$83.22	$51.48	59.8%	$85.40	$51.06	56.6%	$78.99	$44.73
Franchised Hotels	61.9%	$75.55	$46.80	64.3%	$70.38	$45.27	58.7%	$74.87	$43.92	59.8%	$71.05	$42.46

Total Red Lion Hotels	65.2%	$84.90	$55.32	62.6%	$79.32	$49.65	59.5%	$82.35	$48.96	57.5%	$76.56	$44.06

System-wide (1)	65.3%	$85.87	$56.11	63.0%	$80.48	$50.72	59.8%	$83.54	$49.92	58.0%	$77.86	$45.14

Change from prior comparative period:
Red Lion Hotels:
Owned and Leased Hotels	4.6	6.4%	14.3%				3.2	8.1%	14.2%
Franchised Hotels	(2.4)	7.3%	3.4%				(1.1)	5.4%	3.4%

Total Red Lion Hotels	2.6	7.0%	11.4%				2.0	7.6%	11.1%

System-wide (1)	2.3	6.7%	10.6%				1.8	7.3%	10.6%

     Our strategy has been to increase occupancy through strategic marketing and investment in our properties, followed by increasing rates as demand increased for our rooms. Revenues during 2007 compared to the first half of 2006 have been directly impacted by our efforts to target a higher-paying customer base by concentrating our focus on more corporate business and group stays, instead of lower rate promotional and permanent contract business. With the completion of the room renovations and our resulting ability to increase room rates, we saw increases of 10.8% in hotel revenues during both the first and second quarters of 2007, for total hotel revenues during the first six months of 2007 of $79.2 million compared to $71.5 million in 2006. During 2007, we have experienced a gain in total occupied rooms of 2.3 and 1.8 percentage points quarter-on-quarter and year-on-year over 2006, respectively, with 6.7% and 7.3% increases in ADR during those same periods. Occupancy at our owned and leased properties has increased as a result of this shift in customer base as well as from the impact of rooms not available due to the renovations through much of 2006. We believe that occupancy at our franchised hotels has been impacted by hotel renovations similar to what we experienced at our owned and leased properties in 2006.
     Because of the infrastructure put into place to facilitate greater electronic travel bookings, guests continue to book more reservations through our branded website and third-party on-line travel agents (“OTAs,” or also referred to as alternative distribution systems or “ADS”). Our central reservations and distribution management technology allows us to manage the yield on these OTA channels on a real-time, hotel-by-hotel basis. Our focus on driving customers to our RedLion.com website has made it our fastest growing source of online reservations, the revenue from which has more than doubled in the first six months of 2007 compared to the same period in 2006 accounting for approximately 6% of total revenues. We also have strong merchant model agreements with leading OTA providers. Lastly, we have expanded our promotional activity with various travel agents during 2007 that has resulted in an increase in revenues of 26% through this channel.
     Since November 2004, when we announced our divestment plan of non-strategic assets, we have sold one commercial building and all eleven hotels identified within the plan, the last of which sold during the second quarter of 2007 for gross proceeds of $3.9 million. In total, the sale of these non-core assets generated $72.6 million in gross proceeds that afforded the guest room and other hotel renovations and the repayment of $20.0 million in long-term debt associated with the sold properties. For additional information on our discontinued operations and assets held for sale, see Note 4 of Notes to Consolidated Financial Statements.
     The success of our accomplishments has elevated the Red Lion brand and laid the foundation for our goals of continued growth at our existing operations and expansion into new markets through a combination of new franchises, joint ventures and hotel acquisitions. We believe the Red Lion brand and our financial position are as strong as at any other time in our history and position the company well to achieve our strategic goals.
Results of Operations
     For the three and six months ended June 30, 2007, total revenue increased $5.3 million and $8.8 million over the second quarter and first six months of 2006 primarily due to increased revenues generated from our hotels segment. Net income during the 2007 periods improved over the comparative periods, a direct result of the increased revenues discussed above as well as from the exclusion of expense for the early extinguishment of debt of approximately $0.8 million included in 2006 results and lower interest expense. These factors were offset by increased depreciation and amortization expense from the completed hotel renovations and a $1.0 million net gain from the sale of the real estate management business recorded during the second quarter of 2006. During the second quarter and first six months of 2007, we reported net income of approximately $2.2 million (or $0.11 per share) and $0.2 million (or $0.01 per share), respectively, compared to net income of $2.1 million (or $0.14 per share) during the second quarter of 2006 and a net loss of $0.9 million (or $0.06 per share) during the first six months of 2006. A summary of our consolidated statement of operations is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Total revenue	$48,994	$43,717	$88,298	$79,465
Operating expenses	43,183	38,015	83,751	75,080

Operating income	5,811	5,702	4,547	4,385

Other income (expense):
Interest expense	(2,309)	(3,359)	(4,551)	(6,736)
Expense of early extinguishment of debt	—	(805)	—	(805)
Minority interest in partnerships, net	(14)	(96)	(1)	10
Other income, net	284	743	592	1,070

Income (loss) from continuing operations before income taxes	3,772	2,185	587	(2,076)

Income tax (benefit) expense	1,263	253	57	(1,323)

Net income (loss) from continuing operations	2,509	1,932	530	(753)

Income (loss) from discontinued operations	(311)	148	(337)	(140)

Net income (loss)	$2,198	$2,080	$193	$(893)

Earnings (loss) per share — basic	$0.11	$0.14	$0.01	$(0.06)

Earnings (loss) per share — diluted	$0.11	$0.13	$0.01	$(0.06)

     Direct margins improved in our hotel segment by 239 and 251 basis points, respectively, during the second quarter and first six months of 2007 from the same periods in 2006, as provided in the below table, due to improvements in RevPAR, ADR and occupancy discussed above. During the second quarter and first six months of 2007, we reported improvements of 19.0% and 25.6%, respectively, in EBITDA from continuing operations comparing against the same periods a year ago.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Hotels revenue — owned (1)	$30,562	$27,465	$53,924	$48,246
Direct margin (2)	$9,103	$7,368	$12,843	$10,002
Direct margin %	29.8%	26.8%	23.8%	20.7%

Hotels revenue — leased	$14,277	$12,986	$25,296	$23,233
Direct margin (2)	$2,945	$2,534	$3,612	$3,052
Direct margin %	20.6%	19.5%	14.3%	13.1%

Franchise and management revenue	$782	$641	$1,571	$1,217
Direct margin (2)	$649	$454	$1,175	$808
Direct margin %	83.0%	70.8%	74.8%	66.4%

Entertainment revenue	$2,642	$2,487	$5,989	$5,858
Direct margin (2)	$38	$431	$530	$902
Direct margin %	1.4%	17.3%	8.8%	15.4%

Other revenue	$731	$138	$1,518	$911
Direct margin (2)	$265	$(315)	$570	$(228)
Direct margin %	36.3%	-228.3%	37.5%	-25.0%

EBITDA	$9,678	$8,869	$12,712	$10,605
EBITDA from continuing operations	$10,077	$8,469	$13,154	$10,469

(1)	Continuing operations only

(2)	Revenues less direct operating expenses.
     EBITDA represents net income (loss) before interest expense, income tax benefit (expense) and depreciation and amortization. We utilize EBITDA as a financial measure because management believes that investors find it to be a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core on-going operations. We believe it is a complement to net income (loss) and other financial performance measures. EBITDA from continuing operations is calculated in the same manner, but excludes the operating activities of business units identified as discontinued. EBITDA is not intended to represent net income (loss) as defined by generally accepted accounting principles in the United States (“GAAP”), and such information should not be considered as an alternative to net income (loss), cash flows from operations or any other measure of performance prescribed by GAAP.
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
     However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA from continuing operations excludes the activities of operations we have determined to be discontinued and does not reflect the totality of operations as experienced for the periods presented. EBITDA, as defined by us, may not be comparable to EBITDA as reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income (loss), which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income (loss) determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.
     The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income (loss) for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
EBITDA	$9,678	$8,869	$12,712	$10,605
Income tax benefit (expense)	(1,092)	(334)	129	1,401
Interest expense	(2,383)	(3,423)	(4,614)	(6,878)
Depreciation and amortization	(4,005)	(3,031)	(8,034)	(6,021)

Net income (loss)	$2,198	$2,081	$193	$(893)

EBITDA from continuing operations	$10,077	$8,469	$13,154	$10,469
Income tax benefit (expense)	(1,263)	(253)	(57)	1,323
Interest expense	(2,309)	(3,359)	(4,551)	(6,736)
Depreciation and amortization	(3,996)	(2,925)	(8,016)	(5,809)

Net income (loss) from continuing operations	2,509	1,932	530	(753)
Income (loss) from discontinued operations	(311)	148	(337)	(140)

Net income (loss)	$2,198	$2,080	$193	$(893)

Revenue
     A breakdown of our revenues from continuing operations for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
Revenues From Continuing Operations	2007	2006	2007	2006
Hotels:
Room revenue	$31,238	$27,138	$53,893	$46,887
Food and beverage revenue	12,706	12,400	23,669	22,779
Other department revenue	895	913	1,658	1,813

Total hotels segment revenue	44,839	40,451	79,220	71,479

Franchise and management revenue	782	641	1,571	1,217
Entertainment revenue	2,642	2,487	5,989	5,858
Other revenue	731	138	1,518	911

Total revenue	$48,994	$43,717	$88,298	$79,465

     Three Months Ended June 30, 2007 and 2006
     During the second quarter of 2007, revenue from the hotels segment increased $4.4 million, or 10.8%, compared to the second quarter of 2006, primarily due to an increase of $4.1 million in rooms department revenue driven by rate increases as discussed above. Current quarter revenues are also higher than the previous quarter as 2006 results were impacted by rooms being displaced from their associated renovations. Food and beverage revenue increased 2.5% during the second quarter of 2007 from the same period in 2006.
     Revenue from the franchise and management segment increased primarily due to termination fees received of approximately $0.2 million. Revenues in the entertainment and other segments increased to $2.6 million and $0.7 million, respectively, during the second quarter of 2007 compared to revenues of $2.5 million and $0.1 million in the 2006 period. Entertainment revenues were higher than the prior period as we presented more shows during the second quarter of 2007. Other segment revenues have been impacted by our 50% increase in ownership of a retail and hotel property in December 2006, included in consolidation during all 2007 periods as discussed in Note 1 of Notes to Consolidated Financial Statements.
     Six Months Ended June 30, 2007 and 2006
     During the first six months of 2007, revenue from the hotels segment increased $7.7 million, or 10.8%, compared to the first six months of 2006, primarily due to an increase of $7.0 million in rooms department revenue. Current year revenues are also higher than 2006 results due to the displacement of rooms during renovation, largely completed by the end of the second quarter of 2006. Food and beverage revenue increased $0.9 million, or 3.9%, during the first six months of 2007 from the same period in 2006, primarily due to increased banquet-related revenues. Our planned public area renovations, such as lobbies, restaurants, exteriors and banquet rooms, have been substantially completed and we anticipate an increased demand for banquets and other group business that we expect to result in further gains in revenues from our food and beverage services.
     Revenue from the franchise and management segment increased $0.4 million primarily due to the receipt of termination fees related to hotels leaving our system and from a franchise application fee received from a new owner of an existing hotel within our system during the first quarter of 2007. Revenues in the entertainment segment remained relatively unchanged at $6.0 million during the first six months of 2007 compared to $5.9 million in the 2006 period, and other segment revenues increased to $1.5 million during 2007 from $0.9 million during 2006.
Operating Expenses
     Operating expenses include direct operating expenses for each of the operating segments, hotel facility and land lease expense, depreciation and amortization, gain or loss on asset dispositions and undistributed corporate expenses. In the aggregate, operating expenses from continuing operations during the three and six months ended June 30, 2007, increased $5.2 million and $8.7 million over 2006 as provided below:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Operating Expenses From Continuing Operations	(In thousands)
Hotels	$32,791	$30,549	$62,765	$58,425
Franchise and management	133	187	396	409
Entertainment	2,604	2,056	5,459	4,956
Other	466	453	948	1,139
Depreciation and amortization	3,996	2,925	8,016	5,809
Hotel facility and land lease	1,737	1,716	3,451	3,411
Gain on asset dispositions, net	(49)	(1,155)	(239)	(1,337)
Undistributed corporate expenses	1,505	1,284	2,955	2,268

Total operating expenses	$43,183	$38,015	$83,751	$75,080

     Three Months Ended June 30, 2007 and 2006
     Direct hotel expenses increased 7.3% from the second quarter of 2006, compared with a hotel segment revenue increase of 10.8%. Room related expenses increased $0.9 million, or 11.5%, and food and beverage costs increased $0.3 million, or 3.2%, on revenue increases of 15.1% and 2.5%, respectively. The hotel segment was also affected by increased promotional and marketing related costs, increased utility and general maintenance costs and increased payroll related costs directly related to the hotels. Overall, the segment had a direct profit of $12.0 million during the second quarter in 2007, compared to $9.9 million in the second quarter of 2006, for a direct margin improvement of 239 basis points. Hotel direct margin was 26.9% in the second quarter of 2007 compared to 24.5% in 2006.
     Direct costs for the franchise and management segment remained approximately the same during the second quarter of 2007 compared to the 2006 period, although segment profit increased due to the increase in revenues discussed above. Entertainment costs increased 26.7% from the prior comparative quarter, lowering its segment profit by almost 16 percentage points. We experienced a slower ticketing market in some of our regions compared to the previous quarter, as well as incurred monthly fees that commenced during the second quarter of 2007 associated with the implementation of a new ticketing software platform. In addition, we incurred and will continue to experience transition costs throughout 2007 associated with the maintenance of two ticketing systems as our new platform comes fully on-line at all our ticketing locations. We anticipate that as our various regions come on-line and by taking advantage of the new functionalities it provides, we will have positioned our ticketing segment for future growth. Other segment expenses remained relatively unchanged at approximately $0.5 million during both periods, for a segment profit of $0.3 million compared to a segment loss of $0.3 million during the second quarter of 2006. Second quarter 2006 results included a portion of the real estate management business sold in April 2006.
     Depreciation and amortization increased 36.6% during the second quarter of 2007 compared to 2006, related directly to our hotel room renovations substantially completed at the end of 2006.
     Undistributed corporate expenses were $0.2 million higher during the second quarter of 2007 compared to 2006 primarily attributable to increased legal fees and the timing of directors’ stock grants. Undistributed corporate expenses include general and administrative charges such as corporate payroll, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment are distributed, such as accounting, human resources and information technology, and are included in direct expenses.
     Six Months Ended June 30, 2007 and 2006
     Direct hotel expenses increased 7.4% during the first six months of 2007 compared with the first six months of 2006, compared with a hotel segment revenue increase of 10.8%. Room related expenses increased $1.6 million, or 11.0%, and food and beverage costs increased $0.9 million, or 3.9%, on revenue increases of 14.9% and 3.9%, respectively. Hotel segment costs were also affected by promotional and marketing related costs, increased utility and general maintenance costs and increased payroll related costs directly related to the hotels. Overall, the segment had a direct profit of $16.5 million during the first six months in 2007, compared to $13.1 million in the first six months of 2006, for a direct margin improvement of 251 basis points. Hotel direct margin was 20.8% in 2007 compared to 18.3% in 2006.
     Direct costs for the franchise and management segment remained approximately the same during the first six months of 2007 compared to the 2006 period, although segment profit increased due to the increase in revenues discussed above. Entertainment costs increased 10.1% compared to the prior year period, resulting in a segment profit decrease of $0.4 million due to increased costs during the second quarter of 2007 as discussed above. Other segment expenses decreased by $0.2 million for a segment profit of $0.6 million compared to a segment loss of $0.2 million during the first six months of 2006, primarily due to the sale of the real estate management business in April 2006. During the first six months of 2006, the real estate segment reported a direct profit of $0.9 million.
     Depreciation and amortization increased 38.0% during the first six months of 2007 compared to 2006, related directly to our hotel room renovations.

     Undistributed corporate expenses were $0.7 million higher during 2007 compared to 2006 primarily attributable to increased SOX related expenditures over the prior six month period, including increased audit, legal and outside consultant fees, and increased compensation levels, including SFAS 123(R) option and ESPP expenses.
Interest Expense
     Interest expense for the three and six months ended June 30, 2007, decreased 31.3% and 32.4%, respectively, to $2.3 million and $4.6 million, as a result of the repayment of almost $60 million in debt in 2006. Our average pre-tax interest rate on debt during 2007 was 7.7% compared to 7.9% during the 2006 period.
Income Taxes
     During the second quarter of 2007, income tax expense increased $1.0 million compared to the same quarter a year ago, while the income tax benefit on continuing operations recognized during the first six months of 2006 decreased $1.4 million to an expense of $0.1 million in the first six months of 2007, due to the reduced loss before income tax benefits. The experienced rate on pre-tax net income differed from the statutory combined federal and state tax rates primarily due to the utilization of certain incentive tax credits allowed under federal law, certain tax free investment income in the second quarter of 2006 and the tax-free nature of the $1.0 million gain on the divestment from the real estate management business in April 2006.
Discontinued Operations
     During 2005, we sold seven of the eleven hotels included under our November 2004 divestment plan, as discussed in Note 4 of Notes to Consolidated Financial Statements, and one commercial building. During 2006, we sold three additional hotels. During the second quarter of 2007, we sold the remaining hotel located in Kalispell, Montana for gross proceeds of $3.9 million, and in total have received $72.6 million in gross proceeds from the sale of these assets.
     During the second quarter of 2007, we recognized a loss on the current period disposition of $0.3 million, net of income tax expense. The net impact on consolidated earnings from the activities of discontinued operations resulted in losses of approximately $0.3 and $0.3 million, respectively, during the second quarter and first six months of 2007, compared to income of $0.1 million and a loss of $0.1 million during the same periods in 2006.
     During the fourth quarter of 2006, we listed for sale a commercial office complex located in Spokane, Washington. In July 2007, we announced that we had entered into an agreement for the sale of the complex to Barbieri Real Estate Company for $13.3 million in a tax advantaged transaction. The complex was marketed nationally and we received multiple offers at or below that sales price. The structure of the transaction anticipates payment through a combination of cash, Red Lion Hotels Corporation common stock, OP Units, and the assumption of debt. This structure allows a portion of the Company's tax on the gain to be deferred, which management believes will enhance the economic return to the Company. The sale, approved by the independent members of the board of directors, is currently expected to close by the end of the third quarter 2007. The complex has been included as a component of discontinued operations on our consolidated financial statements.
Liquidity and Capital Resources
     Our financial position is as strong as it has ever been and we are positioned well for our growth plans. Our hotel renovations have resulted in increased ADR and revenues during the first six months of 2007 over the comparable period in 2006, and our short-term liquidity needs over the next twelve months will be met through funds generated from operating activities and from existing cash and cash equivalents of $20.7 million at June 30, 2007. We may also draw upon our $50 million credit facility. At June 30, 2007, we had an additional $3.4 million of restricted cash available under securitized borrowing arrangements for future payment of furniture, fixtures and equipment, repairs, insurance premiums and real and personal property taxes. A comparative summary of our balance sheets at June 30, 2007 and December 31, 2006 is provided below:

	June 30,	December 31,
	2007	2006
Consolidated balance sheet data (in thousands):

Working capital (1)	$15,574	$10,217
Assets of discontinued operations	$10,706	$14,539
Property and equipment, net	$251,892	$250,575
Total assets	$353,644	$351,438

Liabilities of discontinued operations	$7,925	$4,112
Total long-term debt	$84,255	$85,272
Debentures due Red Lion Hotels Capital Trust	$30,825	$30,825
Total liabilities	$168,527	$167,647
Total stockholders’ equity	$185,117	$183,791

(1)	Represents current assets less current liabilities, excluding assets and liabilities of discontinued operations and assets held for sale.
     Cash expenditures during the remainder of 2007 primarily include the funding of operating activities, interest payments on our outstanding indebtedness and capital expenditures. We expect to meet our long-term liquidity requirements for the funding of property acquisitions, renovations and other non-recurring capital improvements through net cash provided by operations, long-term secured and unsecured indebtedness, including our $50 million credit facility, and joint ventures.
     We are substantially finished with our major renovation initiative for our owned and leased hotels that began in 2005. The capital investment program represented one of the most significant facility improvement programs in company history, and we remain committed to ongoing capital improvements in order to continue to enhance the Red Lion brand by improving our hotel quality to enhance our guests’ experiences. We believe that by continuing to improve upon the quality of our existing product in areas where customers’ quality expectations are growing, we position our hotels to take advantage of the growth potential in our existing markets and make the Red Lion brand more attractive for franchise opportunities. During the first six months of 2007 and 2006, we spent a total of $9.3 million and $21.4 million, respectively, on capital improvements. During the remainder of 2007, we anticipate spending an aggregate of $8.3 million to complete our hotel renovations and fund routine capital expenditures and additional improvements.
Operating Activities
     Net cash provided by operations decreased 36.7% during the first six months of 2007 compared to the 2006 period, totaling $2.4 million compared to $3.8 million in 2006. Non-cash income statement expenses including depreciation and amortization, provision for deferred tax and stock based compensation, totaled $10.5 million during the first six months of 2007 compared to $6.6 million in 2006, offset by negative working capital changes, including restricted cash, receivables, accruals, payables and inventories, that resulted in decreased cash flow of $6.4 million during the 2007 period than in 2006. At June 30, 2007, restricted cash held in escrow for future payments of insurance, property taxes, repairs and other items as required by debt agreements, increased by $0.6 million from December 31, 2006, which we expect to receive during the third quarter of 2007.
Investing Activities
     Net cash provided by investing activities totaled $1.8 million during the first six months of 2007, compared to cash used in the 2006 period of $38.8 million. Cash additions to property and equipment decreased 56.5% in 2007 from 2006, although this is partially offset by more net cash proceeds from the sale of hotels during 2006 totaling $5.1 million as compared to the first six months of 2007 and the sale of one hotel during that period totaling $3.8 million. During the first quarter of 2007, we liquidated all variable rate demand notes recorded at December 31, 2006, totaling $7.6 million, compared to total purchases during the first six months of 2006 of $23.2 million. During the 2006 period, we also received $0.5 million in proceeds from the repayment of a portion of our investment in Red Lion Hotels Capital Trust.
Financing Activities
     Net financing activities provided cash of approximately $3.2 million during the first six months of 2007 compared to $41.6 million provided during the 2006 period, primarily from proceeds generated through a common stock offering of 5.0 million shares in May 2006. During the first six months of 2006, $19.2 million was repaid in scheduled principal long-term debt payments compared to $1.1 million paid during 2007, offset by additional borrowings of $3.9 million in June 2007. Net financing activities during the 2007 and 2006 periods benefited from the exercise by employees of stock options resulting in proceeds to the company of $0.4 million during both periods.
     At June 30, 2007, we had total debt obligations of $115.1 million, of which $64.1 million was securitized debt collateralized by individual hotels with fixed interest rates ranging from 6.7% to 8.1%. Included within outstanding debt are debentures due to the Red Lion Hotels Capital Trust of $30.8 million, which are uncollateralized and due to the trust at a fixed rate of 9.5%.

     Of the $64.1 million in securitized debt, three pools of cross securitized debt exist: (i) one consisting of five properties with total borrowings of $21.2 million; (ii) a second consisting of two properties with total borrowings of $19.1 million; and (iii) a third consisting of four properties with total borrowings of $23.8 million. Each pool of securitized debt and the other collateralized hotel borrowings include defeasance provisions for early repayment.
Contractual Obligations
     The following table summarizes our significant contractual obligations as of June 30, 2007, including contractual obligations of business units identified as discontinued on our consolidated balance sheet (in thousands):

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt (1)	$129,243	$11,760	$17,560	$37,421	$62,502
Operating leases (2)	83,077	7,708	12,690	12,552	50,127
Service agreements	1,375	275	550	550	—
Debentures due Red Lion
Hotels Capital Trust (1)	155,280	2,928	5,857	5,857	140,638

Total contractual obligations (3)	$368,975	$22,671	$36,657	$56,380	$253,267

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)	Operating lease amounts are net of estimated sublease income of $9.9 million annually.

(3)	With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.
Off-balance Sheet Arrangements
     As of June 30, 2007, we had no off-balance sheet arrangements, as defined by SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Other Matters
Franchise and Management Contracts
     At June 30, 2007, our system of hotels included one hotel under a management contract and 20 hotels under franchise agreements, representing a total of 3,246 rooms. In July 2007, we entered into an agreement to sublease the Red Lion Hotel Sacramento to a third-party with an initial lease term expiring in 2020. The sublease agreement provides for annual rent payments to us of $1.4 million, which will effectively reduce our consolidated annual hotel facility and land lease expense by that amount. The third-party subleasing the hotel has also entered into a franchise agreement and has committed to make a multi-million dollar investment to further improve and reposition the hotel. Overall, this transaction will have a positive impact on EBITDA, as the sublease payment, coupled with the new franchise fees, will exceed the hotel’s current EBITDA before lease expense. Revenues at the hotel in 2006 and the first six months ended June 30, 2007, were $8.6 million and $4.2 million, respectively, with EBITDA at the hotel before lease expense of $0.7 million and $0.3 million, respectively, during those same periods. The sublease also provides the third-party a two-year option to purchase the property.
     During 2006, we added a franchise property in Baton Rouge, Louisiana, that is expected to open by the end of the third quarter after a multi-million dollar renovation. In January 2007, we executed a new franchise agreement with a new owner of the Red Lion Hotel Elko, Nevada. As part of the agreement, the hotel will undergo renovations to comply with our enhanced Red Lion brand standards. During the second quarter of 2007, the temporary franchise agreement for a hotel in Portland, Oregon expired and left the system, and a limited service property in Vancouver, Washington left the system following a sale. As previously reported, a franchised hotel in San Diego, California ceased being a member of the Red Lion system during the second quarter of 2007. Also during the second quarter, a franchised hotel in Butte, Montana left the system in connection with a legal settlement relating to our acquisition of Red Lion Hotels, Inc. back in 2001.
Acquisitions
     There were no hotels acquired or other material operating acquisitions during the second quarter of 2007.

Seasonality
     Our business is subject to seasonal fluctuations. Significant portions of our revenues and profits are realized from May through October. During 2006, revenues during the second and third quarters approximated 25.7% and 30.2%, respectively, of total revenues for the year, compared to revenues of 21.0% and 23.2% of total revenues during the first and fourth quarters.
Inflation
     The effect of inflation, as measured by fluctuations in the U.S. Consumer Price Index, has not had a material impact on our revenues or net income (loss) during the periods under review.
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
Intangible Assets
     Our intangible assets include brands and goodwill which we account for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” We do not amortize our brands and goodwill. Instead, we test for impairment annually or more frequently as events or circumstances indicate the carrying amount of an asset may not be recoverable. Our goodwill and other intangible asset impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit, subject to the same general assumptions discussed above for long-lived assets. At June 30, 2007 and December 31, 2006, our recorded goodwill and other intangible assets not subject to amortization remained unchanged at $28.0 million. While we have not recognized an impairment loss since we originally recorded goodwill, changes in our estimates and assumptions could affect, potentially materially, our financial condition or results of operations in the future.
     Our other intangible assets include management, marketing and lease contracts, the value of which is amortized on a straight-line basis over the weighted average life of the agreements and totaled $11.8 million and $12.1 million, respectively, at June 30, 2007 and December 31, 2006. The assessment of these contracts requires us to make certain judgments, including estimated future cash flow from the applicable properties.
New Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of FIN 48, a company must review all of its uncertain tax positions and make a determination as to whether its position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a position meets the more-likely-than-not criterion, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of the provisions of FIN 48 did not have an impact on our financial condition or results of operations.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements itself. However, this statement applies under other accounting pronouncements that require or permit fair value measurements and may therefore change current practice if an alternative measure of fair value has been used. SFAS No. 157 applies an exchange price notion for fair value consistent with previously preferred practice, with a focus on exit price and market-based measurements as compared to entry price and entity-specific measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged and the new measurement criteria are generally to be applied prospectively. We are currently evaluating the impact SFAS No. 157 will have on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, the objective of which is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with

FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements.” We are currently evaluating the impact SFAS No. 159 will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We believe there has been no material change to our market risk since the end of our last fiscal year. Historically we have been exposed to market risk from changes in interest rates and we may be again in the future. However, at June 30, 2007, all of our outstanding debt was subject to currently fixed interest rates. We have managed our exposure to these risks by monitoring available financing alternatives. We do not foresee any significant changes in our exposure to fluctuations in interest rates or in how such exposure is managed in the future.
     The below table summarizes our debt obligations at June 30, 2007 on our consolidated balance sheet (in thousands). During the first six months of 2007, recurring scheduled principal payments of $1.0 million were made that were included as debt obligations at December 31, 2006.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Long-term debt
Fixed rate	$1,142	$5,439	$2,597	$2,785	$24,911	$47,381	$84,255	$79,717
Average interest rate							7.78%
Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$32,439
Average interest rate							9.50%
Item 4. Controls and Procedures
     As of June 30, 2007, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.
     There were no changes in internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At the annual meeting of stockholders on May 17, 2007, the following actions were taken with the noted results:

	Votes For	Votes Witheld	Total Votes

Election of Directors
Donald K. Barbieri	16,452,654	2,175,894	18,628,548
Arthur M. Coffey	17,992,091	636,457	18,628,548
Ronald R. Taylor	18,372,879	255,669	18,628,548

	Votes For	Votes Against	Total Abstain	Total Votes

Ratification of Appointment of BDO Seidman, LLP as Independent
Registered Public Accounting Firm	17,966,305	659,634	2,609	18,628,548
Item 5. Other Information
     None.
Item 6. Exhibits [UPDATE]
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
Red Lion Hotels Corporation
Registrant

	Signature	Title	Date

By:	/s/ Anupam Narayan	Executive Vice President, Chief Investment	August 9, 2007

	Anupam Narayan	Officer and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Anthony F. Dombrowik	Senior Vice President, Corporate Controller	August 9, 2007

	Anthony F. Dombrowik	(Principal Accounting Officer)