Form 10-Q
period 2007-09-30
Red Lion Hotels CORP
filed 2007-11-08
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☑
     As of November 2, 2007, there were 19,199,140 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2007 and December 31, 2006

	September 30,	December 31,
	2007	2006
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$34,618	$13,262
Investments	—	7,635
Restricted cash	4,187	2,756
Accounts receivable, net	10,661	9,309
Inventories	1,370	1,523
Prepaid expenses and other	4,754	3,907
Assets of discontinued operations	—	14,539

Total current assets	55,590	52,931

Property and equipment, net	253,237	250,575
Goodwill	28,042	28,042
Intangible assets, net	11,706	12,097
Other assets, net	7,694	7,793

Total assets	$356,269	$351,438

LIABILITIES
Current liabilities:
Accounts payable	$6,763	$8,732
Accrued payroll and related benefits	4,465	6,058
Accrued interest payable	345	422
Advance deposits	439	315
Other accrued expenses	10,697	10,381
Long-term debt, due within one year	5,452	2,267
Liabilities of discontinued operations	—	4,112

Total current liabilities	28,161	32,287

Long-term debt, due after one year	78,298	83,005
Deferred income	9,413	7,017
Deferred income taxes	16,914	14,259
Minority interest in partnerships	44	254
Debentures due Red Lion Hotels Capital Trust	30,825	30,825

Total liabilities	163,655	167,647

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 19,228,590 and 19,118,692 shares issued and outstanding	192	191
Additional paid-in capital, common stock	149,415	147,891
Retained earnings	43,007	35,709

Total stockholders’ equity	192,614	183,791

Total liabilities and stockholders’ equity	$356,269	$351,438

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2007 and 2006

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(In thousands, except per share data)
Revenue:
Hotels	$50,039	$47,762	$129,259	$119,242
Franchise and management	701	847	2,272	2,064
Entertainment	3,030	2,519	9,019	8,377
Other	750	283	2,268	1,193

Total revenues	54,520	51,411	142,818	130,876

Operating expenses:
Hotels	33,546	33,446	96,311	91,871
Franchise and management	190	213	586	623
Entertainment	2,519	2,107	7,978	7,062
Other	454	296	1,402	1,437
Depreciation and amortization	4,194	3,156	12,210	8,965
Hotel facility and land lease	1,513	1,751	4,964	5,162
Gain on asset dispositions, net	(188)	(173)	(427)	(1,510)
Undistributed corporate expenses	1,555	1,557	4,510	3,825

Total expenses	43,783	42,353	127,534	117,435

Operating income	10,737	9,058	15,284	13,441

Other income (expense):
Interest expense	(2,320)	(2,907)	(6,871)	(9,644)
Expense of early extinguishment of debt, net	—	(4,938)	—	(5,743)
Minority interest in partnerships, net	(39)	33	(40)	43
Other income, net	379	554	971	1,626

Income (loss) from continuing operations before income taxes	8,757	1,800	9,344	(277)

Income tax (benefit) expense	2,958	461	3,015	(863)

Net income from continuing operations	5,799	1,339	6,329	586

Discontinued operations:
Income (loss) from operations of discontinued business units, net of income tax benefit (expense) of $17, $(193), $62 and $(98), respectively	(32)	347	(113)	178
Net gain (loss) on disposal of discontinued business units, net of income tax benefit (expense) of $(736), $128, $(596) and $112	1,338	(234)	1,082	(204)

Income (loss) from discontinued operations	1,306	113	969	(26)

Net income	$7,105	$1,452	$7,298	$560

Earnings per share:
Basic
Net income from continuing operations	$0.30	$0.07	$0.33	$0.04
Income from discontinued operations	0.07	0.01	0.05	—

Net income	$0.37	$0.08	$0.38	$0.04

Diluted
Net income from continuing operations	$0.29	$0.07	$0.32	$0.03
Income from discontinued operations	0.07	—	0.05	—

Net income	$0.36	$0.07	$0.37	$0.03

Weighted average shares — basic	19,226	19,102	19,191	15,840
Weighted average shares — diluted	19,574	19,549	19,573	16,275
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2007 and 2006

	Nine months ended September 30,
	2007	2006
	(In thousands)
Operating activities:
Net income	$7,298	$560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,237	9,282
Gain on disposition of property, equipment and other assets, net	(427)	(1,606)
(Gain) loss on disposition of discontinued operations, net	(1,678)	321
Expense of early extinguishment of debt, net	—	5,743
Deferred income tax provision	2,830	1,500
Minority interest in partnerships	40	(44)
Equity in investments	(62)	(177)
Imputed interest expense	157	—
Compensation expense related to stock and option issuance	666	545
Provision for (collection of) doubtful accounts	19	(411)
Change in current assets and liabilities:
Restricted cash	(1,431)	997
Accounts receivable	(1,238)	(654)
Inventories	158	257
Prepaid expenses and other	(813)	(2,948)
Accounts payable	(2,082)	2,756
Accrued payroll and related benefits	(1,613)	(661)
Accrued interest payable	(98)	(267)
Other accrued expenses and advance deposits	3,380	2,252

Net cash provided by operating activities	17,343	17,445

Investing activities:
Purchases of property and equipment	(14,002)	(30,294)
Proceeds from disposition of property and equipment	18	27
Proceeds from disposition of discontinued operations	7,918	12,724
Proceeds from short-term liquid investments	7,635	1,100
Proceeds from (advances to) Red Lion Hotels Capital Trust	(17)	498
Other, net	(284)	111

Net cash provided by (used in) investing activities	1,268	(15,834)

Financing activities:
Repayment of long-term debt including expense of early extinguishment	(1,894)	(40,893)
Borrowings on long-term debt	3,926	—
Proceeds from common stock offering	—	60,420
Repayment of debentures including expense of early extinguishment	—	(17,403)
Proceeds from issuance of common stock under employee stock purchase plan	196	156
Proceeds from stock option exercises	488	343
Distributions to operating partnership unit holders	(1)	—
Additions to deferred financing costs	(27)	(909)

Net cash provided by financing activities	2,688	1,714

Net change in cash from discontinued operations	57	71

Change in cash and cash equivalents:
Net increase in cash and cash equivalents	21,356	3,396
Cash and cash equivalents at beginning of period	13,262	13,533

Cash and cash equivalents at end of period	$34,618	$16,929

Supplemental disclosure of cash flow information:

Cash paid during periods for:
Interest on long-term debt	$7,040	$9,987
Income taxes	$—	$1,812

Noncash investing and financing activities:
Exchange of property and equipment for minority interest	$906	$—
Exchange of common stock for minority interest in partnership	$—	$2,273
Exchange of common stock for real estate management business	$—	$1,131
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
     Red Lion Hotels Corporation (“Red Lion” or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale and upscale, full service hotels under the Red Lion brand. As of September 30, 2007, the Red Lion system of hotels contained 52 hotels located in eight states and one Canadian province, with 9,078 rooms and 467,529 square feet of meeting space. As of September 30, 2007, the Company operated 30 hotels, of which 18 are wholly owned and 12 are leased, managed one hotel owned by a third-party and franchised 21 hotels that were owned and operated by various third-party franchisees.
     In addition to hotel operations, the Company is engaged in entertainment operations. Through the entertainment division, which includes TicketsWest.com, Inc., the Company engages in event ticket distribution and promotion and presents a variety of entertainment productions.
     Historically, the Company owned certain commercial real estate and engaged in traditional real estate related services, including developing, managing and acting as a broker for sales and leases of commercial and multi-unit residential properties (collectively referred to as the real estate management business). Together with commercial retail and office properties the Company owned, these operations comprised the “Real Estate” segment. Effective April 30, 2006, the Company divested the real estate management business. Any former Real Estate segment activities still part of continuing operations have been included within the “Other” segment for all periods presented. During the third quarter of 2007, the Company sold a wholly-owned commercial real estate properties recorded as a discontinued operation. as discussed further in Note 4.
     The Company was incorporated in the state of Washington in April 1978, and operated hotels until 1999 under various brand names including Cavanaughs Hotels. In 1999, the Company acquired WestCoast Hotels, Inc., and rebranded its Cavanaughs hotels to the WestCoast brand — changing the Company’s name to WestCoast Hospitality Corporation. In 2001, the Company acquired Red Lion Hotels, Inc. In September 2005, after rebranding most of its WestCoast hotels to the Red Lion brand, the Company changed its name to Red Lion Hotels Corporation. The financial statements encompass the accounts of Red Lion Hotels Corporation and all of its consolidated subsidiaries, including its 100% ownership of Red Lion Hotels Holdings, Inc., and Red Lion Hotels Franchising, Inc., and its more than 99% ownership of Red Lion Hotels Limited Partnership (“RLHLP”).
     Up to July 22, 2005, the Company wholly owned a retail and hotel property and included it in consolidation. At that date, the Company sold a 50% tenancy-in-common interest in the property to a third party but continued to consolidate the property in its financial statements. Effective July 1, 2006, the Company determined its 50% ownership interest should be reflected as an equity method investment from the date of the sale and prior period financial statements were reclassified. In December 2006, the Company increased its ownership in the property to 100%. From that date forward, the property was again consolidated.
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
     In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at September 30, 2007, the consolidated results of operations for the three and nine months ended September 30, 2007 and 2006, and the consolidated cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.

     Management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosures of contingent liabilities. Actual results could materially differ from those estimates.
3. Property and Equipment
     Property and equipment used in continuing operations is summarized as follows (in thousands):

	September 30,	December 31,
	2007	2006
Buildings and equipment	$247,030	$226,164
Furniture and fixtures	36,202	34,505
Landscaping and land improvements	3,559	2,764

	286,791	263,433
Less accumulated depreciation and amortization	(95,712)	(84,450)

	191,079	178,983
Land	58,503	58,497
Construction in progress	3,655	13,095

	$253,237	$250,575

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
     During 2005, the Company sold seven of the eleven hotels included under the November 2004 divestment plan and one commercial building, and during 2006 the Company sold three additional hotels. During the second quarter of 2007, the Company sold the remaining hotel located in Kalispell, Montana listed for sale for gross proceeds of $3.9 million. In total, the Company received $72.6 million in gross proceeds from the sale of these assets which were used primarily to finance a company-wide hotel renovation program, to repay $20.0 million in debt and for general corporate purposes.
     The Company holds undeveloped land that had been classified as held for sale on the consolidated balance sheet. While continuing to pursue the disposition of the assets, the Company determined the land no longer meets the accounting criteria for such classification. During June 2007, approximately $0.7 million was reclassified to property and equipment for all periods presented.
     During the fourth quarter of 2006, the Company listed for sale a commercial office complex located in Spokane, Washington that was included as a component of discontinued operations on the consolidated financial statements. In June 2007, the Company borrowed an additional $3.9 million available on an existing construction loan collateralized by the commercial office complex discussed above. In September 2007, the Company sold the complex to Barbieri Real Estate Company for $13.3 million in a tax advantaged transaction as a result of the surrender of operating partnership units of RLHLP (“OP units”). The consideration for the sale was provided through a combination of a payment of $4.2 million in cash, the exchange for redemption of 97,826 OP units (for further information, see Note 10), and the assumption of $7.6 million of debt. The Company recognized a gain on the sale of $2.1 million. The structure of the sale allowed a portion of the tax on the gain to be deferred, further enhancing the economic return to the Company. The sale was approved by the independent members of the Company’s board of directors.

     A summary of the results of operations for the discontinued operations is as follows (in thousands):

	For the three months ended September 30,
	2007			2006
	Hotel			Hotel
	Properties	Other	Combined	Properties	Other	Combined

Revenues	$—	$227	$227	$2,578	$232	$2,810
Operating expenses	—	(171)	(171)	(2,014)	(102)	(2,116)
Depreciation and amortization	—	(9)	(9)	(2)	(104)	(106)
Interest expense	—	(96)	(96)	(38)	(13)	(51)
Interest income	—	—	—	3	—	3
Income tax benefit (expense)	—	17	17	(203)	10	(193)

Net income (loss) from operations	—	(32)	(32)	324	23	347

Gain (loss) on disposal of discontinued business units	—	2,074	2,074	(362)	—	(362)
Income tax benefit (expense)	—	(736)	(736)	128	—	128

Net gain (loss) on disposal of discontinued business units	—	1,338	1,338	(234)	—	(234)

Net income	$—	$1,306	$1,306	$90	$23	$113

	For the nine months ended September 30,
	2007			2006
	Hotel			Hotel
	Properties	Other	Combined	Properties	Other	Combined

Revenues	$623	$785	$1,408	$6,054	$729	$6,783
Operating expenses	(853)	(546)	(1,399)	(5,512)	(489)	(6,001)
Depreciation and amortization	(1)	(25)	(26)	(5)	(312)	(317)
Interest expense	—	(159)	(159)	(117)	(75)	(192)
Interest income	1	—	1	3	—	3
Income tax benefit (expense)	82	(20)	62	(158)	60	(98)

Net income (loss) from operations	(148)	35	(113)	265	(87)	178

Gain (loss) on disposal of discontinued business units	(396)	2,074	1,678	(316)	—	(316)
Income tax benefit (expense)	140	(736)	(596)	112	—	112

Net gain (loss) on disposal of discontinued business units	(256)	1,338	1,082	(204)	—	(204)

Net income (loss)	$(404)	$1,373	$969	$61	$(87)	$(26)

     In the above table, the comparability of the divestment properties’ activity between periods is impacted by the cessation of operations on the date of sale, as applicable.

     A summary of the assets and liabilities of discontinued operations is as follows (in thousands):

	September 30, 2007			December 31, 2006
	Hotel			Hotel
	Properties	Other	Combined	Properties	Other	Combined

Cash and cash equivalents	$—	$—	$—	$7	$50	$57
Accounts receivable, net	—	—	—	107	35	142
Inventories	—	—	—	5	—	5
Prepaid expenses and other	—	—	—	77	7	84
Property and equipment, net	—	—	—	4,080	9,837	13,917
Other assets, net	—	—	—	87	247	334

Assets of discontinued operations	$—	$—	$—	$4,363	$10,176	$14,539

Accounts payable	$—	$—	$—	$72	$10	$82
Accrued payroll and related benefits	—	—	—	20	—	20
Accrued interest payable	—	—	—	—	21	21
Other accrued expenses	—	—	—	99	16	115
Long-term debt	—	—	—	—	3,874	3,874

Liabilities of discontinued operations	$—	$—	$—	$191	$3,921	$4,112

5. Hotel Sublease and Franchise Agreement
     Through June 2007, the Company operated a leased hotel property, the Red Lion Hotel Sacramento. In July 2007, the Company entered into an agreement to turnover operations and sublease the Red Lion Hotel Sacramento to an unrelated third party with an initial lease term expiring in 2020. The sublease agreement provides for annual sublease payments to the Company of $1.4 million, which will effectively reduce the Company’s consolidated annual hotel facility and land lease expense by that amount. In addition as part of the agreement, the Company received deferred lease income of $3.0 million, which will be recognized over the life of the sublease agreement. For 2006 and through July 25, 2007, the date of transition from an owned/leased property to a franchise, the Company recorded revenues from the hotel of $8.6 million and $4.6 million, respectively.
     The third-party subleasing the hotel has entered into a franchise agreement and committed to make a multi-million dollar investment to further improve and reposition the hotel. As part of the agreement, the Company committed to $3.0 million in tenant improvements and as of September 30, 2007, had spent approximately $0.3 million of that amount. Also, the sublease provides the third party a two-year option to purchase the property.
6. Notes Payable to Bank
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
     Outstanding borrowings under the facility accrue interest as Eurodollar loans with rates ranging from 150 to 225 basis points over LIBOR, with an option for base rate loans based upon the federal funds rate or prime rate. The credit facility requires the Company to comply with certain customary affirmative and negative covenants, the most restrictive of which are financial covenants dealing with leverage, interest coverage and debt service coverage. At September 30, 2007, no amounts were outstanding and the Company was in compliance with all of its covenants.
7. Business Segments
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

     The Company has historically owned certain commercial properties and has also engaged in traditional real estate related services, including developing, managing and acting as a broker for sales and leases of commercial and multi-unit residential properties (collectively referred to as the real estate management business). Together, these operations comprised the real estate segment. Effective April 30, 2006, the Company divested the real estate management business. In addition, consistent with the company’s strategy of divesting non-core assets, during the fourth quarter of 2006 the Company listed one of its two remaining wholly-owned commercial real estate properties for sale and classified its results of operations within discontinued operations for all periods presented. As discussed above in Note 4, the Company sold the commercial office building in September 2007. The remaining operations of that segment have been reclassified to “Other” for 2006 and for all comparative periods, where appropriate.
     The franchise and management segment had inter-segment revenues with the hotels segment for management fees which were eliminated in the consolidated financial statements. Likewise, the entertainment segment had intra-segment revenues which were eliminated in the consolidated financial statements. Management reviews and evaluates the operations of all of its segments including the inter-segment and intra-segment revenues. All balances have been presented after the elimination of inter-segment and intra-segment revenues and expenses. Selected information with respect to continuing operations is as provided below (in thousands). For similar information with regard to discontinued operations, see Note 4.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Revenues:
Hotels	$50,039	$47,762	$129,259	$119,242
Franchise and management	701	847	2,272	2,064
Entertainment	3,030	2,519	9,019	8,377
Other	750	283	2,268	1,193

	$54,520	$51,411	$142,818	$130,876

Operating income (loss):
Hotels	$11,554	$9,993	$18,011	$15,081
Franchise and management	527	368	1,343	700
Entertainment	427	292	744	913
Other	(1,771)	(1,595)	(4,814)	(3,253)

	$10,737	$9,058	$15,284	$13,441

	September 30,	December 31,
	2007	2006

Identifiable assets:
Hotels	$256,679	$256,838
Franchise and management	37,424	31,879
Entertainment	7,326	5,259
Other	54,840	42,923

	$356,269	$336,899

     As a result of the Red Lion Hotel Sacramento’s transition from an owned/leased hotel to a franchise in July 2007, as discussed above in Note 3, operating results for the third quarter and first nine months of 2007 include Sacramento through July 25, 2007, as compared to the full third quarter and nine month period in 2006. Additionally, as of September 30, 2007, all assets and liabilities attributed to the hotel have been considered as part of the franchise and management segment.

8. Earnings (Loss) Per Share
     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted income (loss) per share computations for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Numerator — basic and diluted:
Net income from continuing operations	$5,799	$1,339	$6,329	$586
Income (loss) on discontinued operations	1,306	113	969	(26)

Net income	7,105	1,452	7,298	560

Denominator:
Weighted average shares — basic	19,226	19,102	19,191	15,840
Weighted average shares — diluted	19,574	19,549	19,573	16,275

Earnings per share — basic:

Income before discontinued operations	$0.30	$0.07	$0.33	$0.04
Income on discontinued operations	0.07	0.01	0.05	—

Net income	$0.37	$0.08	$0.38	$0.04

Earnings per share — diluted:

Income before discontinued operations	$0.29	$0.07	$0.32	$0.03
Income (loss) on discontinued operations	0.07	—	0.05	—

Net income	$0.36	$0.07	$0.37	$0.03

     At September 30, 2007 and September 30, 2006, the effect of converting 44,837 and 142,663 of the outstanding OP Units, respectively, was considered dilutive and included within the above calculations.
     For the three months ended September 30, 2007, 258,594 of the 1,306,617 options to purchase common shares outstanding as of that date were considered dilutive. For the three months ended September 30, 2006, 303,762 of the 1,131,932 options to purchase common shares outstanding as of that date were considered dilutive. For the three months ended September 30, 2007, the 44,473 units of unissued restricted stock outstanding were considered dilutive. For the three months ended September 30, 2006, 11,121 units of unissued restricted stock outstanding were dilutive.
     For the nine months ended September 30, 2007, 301,568 of the 1,306,617 options to purchase common shares outstanding as of that date were considered dilutive. For the nine months ended September 30, 2006, 339,304 of the 1,131,932 options to purchase common shares outstanding as of that date were considered dilutive. For the nine months ended September 30, 2007, 35,175 units of unissued restricted stock were considered dilutive. At September 30, 2006, the then outstanding 11,121 units of unissued restricted stock were considered dilutive.
     All convertible debt instruments outstanding at September 30, 2006 were considered anti-dilutive. In December 2006, all outstanding convertible debt was repaid.
9. Stock Based Compensation
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
     In May 2007, the board of directors granted 184,919 options to purchase common stock and unvested restricted stock units to executive officers and other key employees under terms and assumptions described below. In addition, non-executive directors of the company were granted an aggregate 9,234 shares of common stock with a fair value of $0.1 million as part of the existing director’s compensation arrangement. As of September 30, 2007, there were 615,885 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.
     The Company also maintains an employee stock purchase plan (the “ESPP”) to assist its employees in acquiring a stock ownership interest in the Company. Under the ESPP, 300,000 shares of common stock have been authorized for purchase, of which 73,508 remain available as of September 30, 2007, in accordance with its terms. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions, and no employee may purchase more than $25,000 worth in any calendar year. During the third quarter of 2007, 9,947 shares were issued out of the plan, for a total of 19,246 shares issued during the first nine months of 2007.

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
     All options granted prior to 2003 were designated as nonqualified options, granted with an exercise price equal to or in excess of fair market value on the date of grant, and for a term of ten years. For substantially all options granted, fifty percent of each recipient’s options will vest on the fourth anniversary of the date of grant and the remaining 50% will vest on the fifth anniversary of the date of grant. For options issued prior to 2004, the vesting schedule will change if, beginning one year after the option grant date, the stock price of the common stock reaches the below target levels (measured as a percentage increase over the exercise price) for 60 consecutive trading days. During the first nine months of 2007, 12,293 and 400 options granted in 2003 and 2002, respectively, vested and became eligible for exercise in accordance with these provisions.

Percent of
Stock	Options
Price	Shares
Increase	Vested
25%	25%
50%	50%
75%	75%
100%	100%
     For options issued in 2004 and 2005, the vesting schedule will change if, between the two year anniversary and the four year anniversary of the option grant date, the stock price of the common stock reaches the below target levels (measured as a percentage increase over the exercise price) for 60 consecutive trading days. During the first nine months of 2007, 25% of the options granted in 2004, or 114,726 options, vested and became eligible for exercise in accordance with these provisions.

Percent of
Stock	Options
Price	Shares
Increase	Vested
100%	25%
200%	50%
     Options issued in 2006 and 2007 vest 25% each year for four years with no stock price acceleration provision. During the first nine months of 2007, 1,494 options granted in 2006 vested and became eligible for exercise. For the options granted in May 2007, the below assumptions were used. No options were granted during the first nine months of 2006.

Weighted-average fair value of options granted	$4.36
Dividend yield	0%
Expected volatility	33%
Forfeiture rate	0%
Risk free interest rates	4.85%
Expected option lives	4 years
     In the third quarter and first nine months of 2007, the Company recognized approximately $0.2 million and $0.5 million, respectively, in compensation expense for previously granted options, compared with $0.1 million and $0.4 million in the prior year periods. The Company also recognized tax benefits related to the exercise of stock options of $0.2 million during the first nine months of 2007.
     At September 30, 2007, the fair value of options vested was approximately $1.7 million. As options vest, the Company expects to recognize approximately $1.8 million in additional compensation expense, before the impact of income taxes, over a weighted average period of 36 months. The $1.8 million includes $0.2 million in compensation expense expected to be recognized during the remainder of 2007. A summary of stock option activity at September 30, 2007, is as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, December 31, 2006	1,256,874	$7.14
Options granted	166,249	$13.00
Options exercised	(81,418)	$6.00
Options forfeited	(35,088)	$5.82

Balance, September 30, 2007	1,306,617	$7.99

Exercisable, September 30, 2007	439,578	$7.02

     During the first nine months of 2007 and 2006, the total intrinsic value received by the grantees upon exercise of the 81,418 and 57,205 stock options was $0.5 million and $0.3 million, respectively. From those exercises, the Company issued new shares of common stock and received approximately $0.5 million and $0.3 million, respectively, in gross proceeds.
     Additional information regarding stock options outstanding and exercisable as of September 30, 2007, is as follows:

		Weighted
		Average		Weighted	Aggregate		Weighted	Aggregate
Range of		Remaining		Average	Intrinsic		Average	Intrinsic
Exercise	Number	Contractual	Expiration	Exercise	Value(1)	Number	Exercise	Value(1)
Prices	Outstanding	Life (Years)	Date	Price	(in thousands)	Exercisable	Price	(in thousands)

5.10 - 6.07	673,729	6.49	2011-2014	$5.30	$3,359	329,550	$5.52	$1,573
7.46 - 8.31	232,508	7.08	2009-2015	7.56	634	41,508	8.03	94
10.88-10.94	27,471	2.90	2009-2016	10.93	—	22,991	10.94	—
12.21-15.00	372,909	8.31	2008-2017	12.90	—	45,529	15.00	—

	1,306,617	7.04	2008-2017	$7.99	$3,993	439,578	$7.02	$1,667

(1)	The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been available to be exercised on the last trading day of the third quarter of 2007, or September 28, 2007, based upon the Company’s closing stock price of $10.29.
     In May 2007, November 2006 and November 2004, the Company granted 18,670, 18,389 and 18,535 restricted shares of common stock, respectively, to executive officers and other key employees as compensation. The Company did not grant restricted shares of common stock in 2005. While all of the shares are considered granted, they are not considered issued or outstanding until vested. The 2007 and 2006 awards vest 25% on each anniversary of the grant date. The 2004 award vested 20%, or 3,707 shares, upon grant and vests an additional 20% at each subsequent anniversary date. The May 2007, November 2006 and November 2004 awards had fair values of $0.2 million, $0.2 million and $0.1 million on grant date, respectively, based on grant date prices of $13.00 per share, $12.21 per share and $5.04 per share during the respective periods.
     As of September 30, 2007 and 2006, there were 44,473 and 11,121 unvested shares outstanding, respectively. No shares have been forfeited since grant. During the first nine months of 2007 and 2006, the Company recognized approximately $77,000 and $14,000, respectively, in compensation expense related to these awards. As the restricted shares vest, the Company expects to recognize approximately $0.4 million in additional compensation expense over a weighted average period of 40 months.
10. Stockholders’ Equity
     Share Repurchases
     In September 2007, the Company announced a common stock repurchase program for up to $10 million. Any stock repurchases will be made through open market purchases, block purchases or privately negotiated transactions. The timing and actual number of share repurchases will depend on several factors including price, corporate and regulatory requirements and other market conditions. As of September 30, 2007, the Company had not repurchased shares under the program although during October 2007, the Company had repurchased 20,700 shares for an aggregate cost of $0.2 million.

     Operating Partnership Units
     As discussed in Note 1, the Company is a general partner of RLHLP and up through December 31, 2006, held an approximately 99% interest in that entity. Partners who hold operating partnership units (“OP Units”) have the right to put those OP Units to RLHLP, in which event either (a) RLHLP must redeem the units for cash, or (b) the Company, as general partner, may elect to acquire the OP Units for cash or in exchange for a like number of shares of its common stock.
     In September 2007 and as a component of the sale of a commercial office complex discussed in Note 4 above, the Company accepted 97,826 OP Units held by limited partners for a fair market value of $9.27 per share, based upon the trading price five days before the sale. The redemption resulted in a non-cash adjustment of the minority interest balance of $0.3 million and an increase of $0.6 million to property and equipment as a result of the step-up in value of the Company’s investment in RLHLP. At September 30, 2007, 44,837 OP Units held by limited partners remained outstanding.
11. Recent Accounting Pronouncements
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
12. Subsequent Event
     In October 2007, the Company completed an acquisition of a leasehold interest in a 314 room, full service hotel in Anaheim, California. The purchase price for the leasehold, which runs through 2107 if all extension options are exercised, was $8.0 million. As required under the terms of the leasehold agreement, the Company will pay $1.8 million per year for five years in lease payments, to be adjusted every five years thereafter based on the terms of the agreement and tied directly to the Consumer Price Index. The Company plans to spend approximately $10.0 million on extensive renovations to guest rooms and public areas and reposition the hotel to meet Red Lion brand standards.

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
Introduction
     We are a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation, development and franchising of midscale and upscale, full service hotels. Established over 30 years ago, the Red Lion brand is nationally recognized and particularly well known in the western United States where most of our hotels are located. The Red Lion brand is typically associated with three and four-star full-service hotels by our customers. As of September 30, 2007, our hotel system contained 52 hotels located in eight states and one Canadian province, with 9,078 rooms and 467,529 square feet of meeting space as provided below:

		Total	Meeting
		Available	Space
	Hotels	Rooms	(sq. ft.)

Owned Hotels	18	3,649	199,472
Leased Hotels (1)	12	1,807	80,212
Franchised Hotels	21	3,368	151,845
Managed Hotel	1	254	36,000

Total	52	9,078	467,529

(1)	Leased hotels are those properties which we operate and manage and have ownership of some or all of the equipment and personal property on site, however, the hotel facility and the underlying land is occupied under an operating lease from a third party. Our lease expiration dates range from 2020 to 2033 and have renewal provisions attached for each hotel.
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

     We have historically owned certain commercial real estate. We also have engaged in traditional real estate related services, including developing, managing and acting as a broker for sales and leases of commercial and multi-unit residential properties (collectively referred to as the real estate management business). Together, these operations comprised our real estate segment. Effective April 30, 2006, we divested the real estate management business. In addition, consistent with our strategy of divesting non-core assets, during the fourth quarter of 2006, we listed one of our two remaining wholly-owned commercial real estate properties for sale and have classified its results of operations within discontinued operations for all periods presented. In September 2007, we sold the property for approximately $13.3 million and recognized a gain on sale of $2.1 million. For additional information, see Note 4 of Notes to Consolidated Financial Statements.
     Our remaining activities, none of which constitutes a reportable segment, have been aggregated into “other,” including the remaining operations of our former real estate segment, which have been reclassified for all comparative periods, where appropriate.
Executive Summary
     Our mission is to create the most memorable guest experience possible, allowing us to be the leader in our markets through personalized, exuberant service. To continually achieve and improve upon that goal, we have and will continue to focus our resources – monetary, capital and human — in four primary areas.
     Infrastructure. Improving the foundation of the corporation including continually focusing on our core competencies and improving the infrastructure used to manage reservations and support our hotel system. Over the last several years, we have completed the installation of the MICROS Opera Property Management System (“Opera”) in 16 of our hotels. Opera shares a single database with our central reservations system that allows us better yield management. Combined with a multi-million dollar redesigned website, Opera has enhanced our ability to manage reservations generated through all electronic channels and has positioned us to take advantage of electronic travel bookings. Guests continue to book more reservations through our branded website, as well as third-party on-line travel agents (“OTAs,” or also referred to as alternative distribution systems or “ADS”), and our central reservations and distribution management technology allows us to manage the yield on these OTA channels on a real-time, hotel-by-hotel basis.
     Our focus on driving customers to our RedLion.com website has made it our fastest growing source of online reservations, the revenue from which has more than doubled in the first nine months of 2007 compared to the same period in 2006, accounting for approximately 7.0% of total hotel revenues. We also have strong merchant model agreements with leading OTA providers and during 2007 have expanded our promotional activity with various travel agents that has resulted in an increase in revenues of 16.7% through these channels.
     Physical Assets. Improving our product, including the physical assets presented to our guests and the feel of our guest experience. In 2005, we completed the implementation of our “Stay Comfortable” initiative and began major room renovations at all of our hotels including new floor and wall coverings, tiled bathroom floors, granite vanities and other bathroom upgrades, enhanced guest room features including new plush pillow top mattresses and upgraded linen and pillow packages, large work desks and ergonomic chairs and amenities such as complimentary wireless internet access. By the end of 2006, we began work on common areas such as lobbies and restaurants and as of September 30, 2007, substantially all hotel renovations announced at the end of 2004 have been completed. During 2005, 2006 and the first nine months of 2007, we have spent over $40 million on the largest capital renovation plan in our history.
     Since we began our hotel renovations in 2005, guest reaction has been positive and has strengthened the performance of our hotel system. During the third quarter and first nine months of 2007, RevPAR and ADR at our owned and leased properties increased 9.5% and 13.2% and 5.2% and 7.2%, respectively, over the comparable periods in 2006, as provided in the below table. From 2005, when we began our renovations, to 2007, ADR and RevPAR for the comparable third quarter and year-to-date periods has improved 20.1% and 25.5% and 20.8% and 22.1%, respectively. During the 2005 periods, ADR and RevPAR were $79.47 and $57.99 for the three months ended September 30, 2005, and $74.35 and $48.16 for the nine month period, respectively.

	For the three months ended September 30,						For the nine months ended September 30,
	2007			2006			2007			2006
	Average (2)			Average (2)			Average (2)			Average (2)
	Occupancy	ADR (3)	RevPAR (4)	Occupancy	ADR (3)	RevPAR (4)	Occupancy	ADR (3)	RevPAR (4)	Occupancy	ADR (3)	RevPAR(4)

Red Lion Hotels:
Owned and Leased Hotels	76.3%	$95.43	$72.79	73.2%	$90.75	$66.45	65.4%	$89.84	$58.79	61.9%	$83.84	$51.92
Franchised Hotels	69.7%	$76.95	$53.63	70.8%	$73.90	$52.35	63.0%	$74.46	$46.89	64.7%	$71.60	$46.33

Total Red Lion Hotels	74.2%	$89.85	$66.63	72.4%	$85.30	$61.79	64.6%	$84.94	$54.89	62.8%	$79.67	$50.07

System-wide (1)	74.0%	$90.56	$67.00	72.7%	$86.17	$62.68	64.8%	$85.95	$55.66	63.2%	$80.81	$51.10

Change from prior comparative period:
Red Lion Hotels:
Owned and Leased Hotels	3.1	5.2%	9.5%				3.5	7.2%	13.2%
Franchised Hotels	(1.1)	4.1%	2.4%				(1.7)	4.0%	1.2%

Total Red Lion Hotels	1.8	5.3%	7.8%				1.8	6.6%	9.6%

System-wide (1)	1.3	5.1%	6.9%				1.6	6.4%	8.9%

(1)	System-wide includes all hotels owned, leased, managed and franchised, presented on a comparable basis for hotel statistics. This includes one managed property not utilizing the Red Lion brand.

(2)	Average occupancy represents total paid rooms divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period and includes rooms taken out of service for renovation.

(3)	Average daily rate (“ADR”) represents total room revenues divided by the total number of paid rooms occupied by hotel guests.

(4)	Revenue per available room (“RevPAR”) represents total room and related revenues divided by total available rooms.
     Our strategy has been to increase occupancy through strategic marketing and investment in our properties, followed by increasing rates as demand increased for our rooms. Revenues during 2007 compared to the first nine months of 2006 have been directly impacted by our efforts to target a higher-paying customer base by concentrating our focus on more corporate business and group stays, instead of lower rate promotional and permanent contract business. System-wide during 2007, we have experienced a gain in occupied rooms of 1.3 and 1.6 percentage points quarter-on-quarter and year-on-year over 2006, respectively, with 5.1% and 6.4% increases in ADR during those same periods. Occupancy at our owned and leased properties has increased as a result of this shift in customer base as well as the impact of rooms not available due to the renovations through much of 2006. For the year ending December 31, 2007, we anticipate RevPAR increases at our owned and leased properties in the range of 11 – 12%, driven by increases in ADR and occupancy.
     The Red Lion Way. We want our guests to feel our commitment to their memorable experience through our employees. In order to live up to our mission statement, management believes strongly in associate retention and development and is committed to competitive compensation and benefit packages, advancement opportunities and demonstrated support by leaders throughout all levels of our organization who understand a culture of employee satisfaction and excellent service is an integral component of our long-term growth strategy. We have instilled the foundation for our culture through the development of “The Little Red Book,” a guide to our identified essential principles of Red Lion culture that each of our associates has been and will continue to be trained on. Our goal is to be known in our industry for leadership excellence and being a great company to work for in each of our markets.
     Growth. Preparing for growth, especially in the franchise arena, means improving our liquidity and capital resources and increasing the depth of financial resources available to us. In order to grow, we must also be successful in creating consistent upscale brand standards throughout our hotel system and enhancing the service delivery presented to our guests. Our strategy continues to include a growth goal of expansion to 100 markets, primarily by expanding the number of hotels franchised under the Red Lion brand, including joint ventures and direct acquisition in hub markets. We expect to add properties in large, western U.S. urban markets, complemented by leading properties in smaller, secondary cities, and progressively move east, leveraging the momentum of our growth in the western states. In October 2007, we acquired a long-term leasehold interest in a 314-room hotel in Anaheim, California, for $8.0 million and will undergo extensive renovations to meet Red Lion brand standards. Once repositioned, the hotel will be a strong property for us in an important California market that we anticipate will provide a strong platform for further expansion.
     During the third quarter, we subleased the Red Lion Hotel Sacramento to a third party and simultaneously entered into a long-term franchise agreement. Including Sacramento, we had 21 franchised hotels at of September 30, 2007, with one additional hotel in Baton Rouge, Louisiana scheduled to come on-line during the fourth quarter of 2007. All franchised hotels are required to meet Red Lion’s upscale brand standards by the end of 2007. Currently, we expect sixteen franchised hotels to meet our elevated brand standards. We anticipate that between three and five franchised hotels may not meet the elevated brand standards, which may result in the termination of these franchises in the first half of 2008.

     With the completion of the room renovations and our resulting ability to increase room rates, as well as overall strength in the industry, we saw increases of 10.8% in hotel revenues during both the first and second quarters of 2007 and 4.8% during the third quarter, for total hotel revenues during the first nine months of 2007 of $129.3 million compared to $119.2 million in 2006. Third quarter results reflect the transition from the Red Lion Hotel Sacramento from an owned/leased hotel to a franchise during July 2007, reducing comparable revenues by $1.5 million.
     Through the sale of non-core assets that has generated $72.6 million in gross proceeds since 2005, not including the commercial office building sold in September 2007 for $13.3 million, the public offering in May 2006 for gross proceeds of $64.3 million, and the repayment of $50.0 million in long-term debt during 2006, financially we believe we have a strong balance sheet and financial position to advance our objectives. We had almost $35.0 million in cash at September 30, 2007, as well as a revolving credit facility for up to $50 million available to us that can be increased to $100 million subject to satisfaction of various conditions. We believe we have a solid foundation for continued growth and are positioned to achieve our long-term strategic goals.
Results of Operations
     For the three and nine months ended September 30, 2007, total revenue increased $3.1 million and $11.9 million over the third quarter and first nine months of 2006 primarily due to increased revenues generated from our hotels segment, offset by the sublease of the Red Lion Hotel Sacramento in July 2007 and its subsequent transition from an owned/leased hotel to a franchise property. Results for the third quarter and first nine months of 2007 include Sacramento through July 25, 2007, the date of transition from an owned/leased property to a franchise, as compared to the full third quarter and nine month period in 2006. Revenues at the hotel in 2006 and through July 25, 2007, were $8.6 million and $4.6 million, respectively, with EBITDA at the hotel before lease expense of $0.7 million and $43,000, respectively, during those same periods.
     Net income during the 2007 periods improved over the comparative periods, a direct result of the increased revenues discussed above as well as the exclusion of expense for the early extinguishment of debt of approximately $4.9 and $5.7 million included in the three and nine-month 2006 results, respectively, and lower interest expense from the repayment of approximately $50.0 million in long-term debt during the second and third quarters of 2006. These factors were offset by increased depreciation and amortization expense from the completed hotel renovations and a $1.0 million net gain from the sale of the real estate management business recorded during the second quarter of 2006. During the third quarter and first nine months of 2007, we reported net income of approximately $7.1 million (or $0.37 per share) and $7.3 million (or $0.38 per share), respectively, compared to net income of $1.5 million (or $0.08 per share) and $0.6 million (or $0.04 per share) during the third quarter and first nine months of 2006. A summary of our consolidated statement of operations is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Total revenue	$54,520	$51,411	$142,818	$130,876
Operating expenses	43,783	42,353	127,534	117,435

Operating income	10,737	9,058	15,284	13,441

Other income (expense):
Interest expense	(2,320)	(2,907)	(6,871)	(9,644)
Expense of early extinguishment of debt	—	(4,938)	—	(5,743)
Minority interest in partnerships, net	(39)	33	(40)	43
Other income, net	379	554	971	1,626

Income (loss) from continuing operations before income taxes	8,757	1,800	9,344	(277)

Income tax (benefit) expense	2,958	461	3,015	(863)

Net income from continuing operations	5,799	1,339	6,329	586

Income (loss) from discontinued operations	1,306	113	969	(26)

Net income	$7,105	$1,452	$7,298	$560

Earnings per share — basic	$0.37	$0.08	$0.38	$0.04

Earnings per share — diluted	$0.36	$0.07	$0.37	$0.03

     Direct margins improved in our hotel segment by 299 and 254 basis points, respectively, during the third quarter and first nine months of 2007 from the same periods in 2006, as provided in the below table, due to the improvements in RevPAR, ADR and occupancy discussed above. During the third quarter and first nine months of 2007, we reported improvements of 94.2% and 55.1%, respectively, in EBITDA from continuing operations comparing against the same periods a year ago.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Hotels revenue - owned (1)	$35,106	$32,344	$89,031	$80,590
Direct margin (2)	$12,209	$10,275	$25,044	$20,267
Direct margin %	34.8%	31.8%	28.1%	25.1%

Hotels revenue - leased	$14,933	$15,418	$40,228	$38,652
Direct margin (2)	$4,284	$4,041	$7,904	$7,104
Direct margin %	28.7%	26.2%	19.6%	18.4%

Franchise and management revenue	$701	$847	$2,272	$2,064
Direct margin (2)	$511	$634	$1,686	$1,441
Direct margin %	72.9%	74.9%	74.2%	69.8%

Entertainment revenue	$3,030	$2,519	$9,019	$8,377
Direct margin (2)	$511	$412	$1,041	$1,315
Direct margin %	16.9%	16.4%	11.5%	15.7%

Other revenue	$750	$283	$2,268	$1,193
Direct margin (2)	$296	$(13)	$866	$(244)
Direct margin %	39.5%	-4.6%	38.2%	-20.5%

EBITDA	$17,401	$8,197	$30,113	$18,802
EBITDA from continuing operations	$15,271	$7,863	$28,425	$18,332

(1)	Continuing operation only

(2)	Revenue less direct operating expenses.
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

     The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
EBITDA	$17,401	$8,197	$30,113	$18,802
Income tax benefit (expense)	(3,676)	(524)	(3,548)	877
Interest expense	(2,417)	(2,961)	(7,030)	(9,836)
Depreciation and amortization	(4,203)	(3,260)	(12,237)	(9,283)

Net income	$7,105	$1,452	$7,298	$560

EBITDA from continuing operations	$15,271	$7,863	$28,425	$18,332
Income tax benefit (expense)	(2,958)	(461)	(3,015)	863
Interest expense	(2,320)	(2,907)	(6,871)	(9,644)
Depreciation and amortization	(4,194)	(3,156)	(12,210)	(8,965)

Net income from continuing operations	5,799	1,339	6,329	586
Income (loss) from discontinued operations	1,306	113	969	(26)

Net income	$7,105	$1,452	$7,298	$560

Revenue
     A breakdown of our revenues from continuing operations for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Revenues From Continuing Operations	2007	2006	2007	2006
Hotels:
Room revenue	$36,851	$34,719	$90,744	$81,606
Food and beverage revenue	12,007	11,990	35,675	34,770
Other department revenue	1,181	1,053	2,840	2,866

Total hotels segment revenue	50,039	47,762	129,259	119,242

Franchise and management revenue	701	847	2,272	2,064
Entertainment revenue	3,030	2,519	9,019	8,377
Other revenue	750	283	2,268	1,193

Total revenue	$54,520	$51,411	$142,818	$130,876

     Three Months Ended September 30, 2007 and 2006
     During the third quarter of 2007, revenue from the hotels segment increased $2.3 million, or 4.8%, compared to the third quarter of 2006, primarily due to an increase of $2.1 million in rooms department revenue driven by rate and occupancy increases as discussed above. Third quarter results reflect the transition from the Red Lion Hotel Sacramento from an owned/leased hotel to a franchise during July 2007, reducing comparable revenues by $1.5 million.
     Revenue from the franchise and management segment decreased quarter-on-quarter primarily due to fewer franchisees in the system during 2007. Revenues in the entertainment segment increased 20.3% to $3.0 million during the third quarter of 2007 compared to revenues of $2.5 million in the 2006 period, driven primarily by revenues from our production of Disney’s The Lion King in Honolulu, Hawaii that commenced in September 2007 for a 12-week run. Other segment revenues increased $0.5 million, impacted by our 50% increase in ownership of a retail and hotel property in December 2006 and included in consolidation during all 2007 periods (see Note 1 of Notes to Consolidated Financial Statements).
     Nine Months Ended September 30, 2007 and 2006
     During the first nine months of 2007, revenue from the hotels segment increased $10.0 million, or 8.4%, compared to the first nine months of 2006, primarily due to an increase of $9.1 million, or 11.2%, in rooms department revenue. Current year revenues are also higher than 2006 results due to the displacement of rooms during renovation, largely completed by the end of the second quarter of 2006. Food and beverage revenue increased $0.9 million, or 2.6%, during the first nine months of 2007 from the same period in 2006, primarily due to increased banquet-related revenues. Our planned public area renovations, such as lobbies, restaurants, exteriors and banquet rooms, have been substantially completed and we anticipate an increased demand for banquets and other group business that we expect to result in further gains in revenues from our food and beverage services.

     Revenue from the franchise and management segment increased $0.2 million primarily due to the receipt of termination fees related to hotels leaving our system and from a franchise application fee received from a new owner of an existing hotel within our system during the first quarter of 2007, offset by lower royalty and other monthly fees collected due to less franchisees in our system during 2007 compared to 2006. Revenues increased $0.6 million in the entertainment segment, primarily during the third quarter 2007 due to revenues from our production of Disney’s The Lion King in Honolulu, Hawaii. Other segment revenues increased to $2.3 million during 2007 from $1.2 million during 2006.
Operating Expenses
     Operating expenses include direct operating expenses for each of the operating segments, hotel facility and land lease expense, depreciation and amortization, gain or loss on asset dispositions and undistributed corporate expenses. In the aggregate, operating expenses from continuing operations during the three and nine months ended September 30, 2007, increased $1.4 million and $10.1 million over 2006 as provided below:

	Three months ended September 30,		Nine months ended September 30,
Operating Expenses From Continuing Operations	2007	2006	2007	2006
		(In thousands)
Hotels	$33,546	$33,446	$96,311	$91,871
Franchise and management	190	213	586	623
Entertainment	2,519	2,107	7,978	7,062
Other	454	296	1,402	1,437
Depreciation and amortization	4,194	3,156	12,210	8,965
Hotel facility and land lease	1,513	1,751	4,964	5,162
Gain on asset dispositions, net	(188)	(173)	(427)	(1,510)
Undistributed corporate expenses	1,555	1,557	4,510	3,825

Total operating expenses	$43,783	$42,353	$127,534	$117,435

     Three Months Ended September 30, 2007 and 2006
     Direct hotel expenses remained relatively flat during both third quarter periods at $33.5 million and $33.4 million, respectively, compared with a hotel segment revenue increase of 4.8%. Room related expenses increased $0.3 million, or 3.2%, and food and beverage costs decreased $0.2 million, or 1.8%, on revenue increases of 6.1% and 0.1%, respectively. Third quarter results reflect the transition from the Red Lion Hotel Sacramento from an owned/leased hotel to a franchise during July 2007, and include operating expenses for one month as compared to the full third quarter in 2006. The hotel segment was also affected by increased reservation, promotional and marketing related costs directly related to the increase in hotel revenue and occupied rooms. Overall, the segment had a direct profit of $16.5 million during the third quarter in 2007, compared to $14.3 million in the third quarter of 2006, for a direct margin improvement of 299 basis points. Hotel direct margin was 33.0% in the third quarter of 2007 compared to 30.0% in 2006.
     Direct costs for the franchise and management segment remained approximately the same during the third quarter of 2007 compared to the 2006 period. Entertainment costs increased 19.6% from the prior comparative quarter related to The Lion King production discussed above, as well as from a slower ticketing market in some of our regions compared to the previous quarter and monthly fees that commenced during the second quarter of 2007 associated with the implementation of a new ticketing software platform. In addition, we incurred and will continue to experience transition costs throughout 2007 associated with the maintenance of two ticketing systems as our new platform comes fully on-line at all our ticketing locations. We anticipate that as our various regions come on-line and by taking advantage of the new functionalities it provides, we will have positioned our ticketing segment for future growth. Other segment expenses increased to $0.5 million from $0.3 million recorded during the third quarter of 2006, for an increased segment profit of $0.3 million quarter-on-quarter.
     Depreciation and amortization increased 32.9% during the third quarter of 2007 compared to 2006, related directly to our hotel room renovations substantially completed at the end of 2006.
     Undistributed corporate expenses remained essentially unchanged from the prior year period at $1.6 million. Undistributed corporate expenses include general and administrative charges such as corporate payroll, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment are distributed, such as accounting, human resources and information technology, and are included in direct expenses.
     Nine Months Ended September 30, 2007 and 2006
     Direct hotel expenses increased 4.8% during the first nine months of 2007 compared with the first nine months of 2006, compared with a hotel segment revenue increase of 8.4%. Room related expenses increased $1.9 million, or 8.0%, and food and beverage costs increased

$0.5 million, or 1.7%, on revenue increases of 11.2% and 2.6%, respectively. Hotel segment costs were also affected by increased reservation, promotional and marketing related costs, increased utility and general maintenance costs and increased payroll and employee benefit related costs, including rising medical expenditures. Overall, the segment had a direct profit of $32.9 million during the first nine months in 2007, compared to $27.4 million in the first nine months of 2006, for a direct margin improvement of 254 basis points. Hotel direct margin was 25.5% in 2007 compared to 23.0% in 2006.
     Direct costs for the franchise and management segment remained approximately the same during the first nine months of 2007 compared to the 2006 period, although segment profit increased due to the increase in revenues discussed above. Entertainment costs increased 13.0% compared to the prior year period, resulting in a segment profit decrease of $0.3 million. Other segment expenses remained flat at $1.4 million during both nine-month periods, for a segment profit of $0.9 million during 2007 compared to a segment loss of $0.2 million during 2006, primarily due to the sale of the real estate management business in April 2006.
     Depreciation and amortization increased 36.2% during the first nine months of 2007 compared to 2006, related directly to our hotel room renovations.
     Undistributed corporate expenses were $0.7 million higher during 2007 compared to 2006 primarily attributable to increased Sarbanes-Oxley related expenditures over the prior nine month period, including increased audit, legal and outside consultant fees, and increased compensation levels, including SFAS 123(R) option and ESPP expenses.
Interest Expense
     Interest expense for the three and nine months ended September 30, 2007, decreased 20.2% and 28.8%, respectively, to $2.3 million and $6.9 million, as a result of the repayment of over $50 million in debt in 2006. Our average pre-tax interest rate on debt during 2007 was 7.8% compared to 8.3% during the 2006 period.
Income Taxes
     During the third quarter of 2007, income tax expense increased $2.5 million compared to the same quarter a year ago. Income tax expense on continuing operations recognized during the first nine months of 2007 increased $3.9 million to an expense of $3.0 million. All of these changes are primarily due to additional taxable income from operations on a comparative basis. The experienced rate on pre-tax net income differed from the statutory combined federal and state tax rates primarily due to the utilization of certain incentive tax credits allowed under federal law, certain tax free investment income and the tax-free nature of the $1.0 million gain on the divestment from the real estate management business in April 2006.
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
     During the fourth quarter of 2006, we listed for sale a commercial office complex located in Spokane, Washington that was included as a component of discontinued operations on the consolidated financial statements. In September 2007, we sold the complex to Barbieri Real Estate Company for $13.3 million in a tax advantaged transaction as a result of the surrender of operating partnership units of RLHLP (“OP units”). The complex was marketed nationally and we received multiple offers at or below that sales price. The consideration for the sale was provided through a combination of a payment of $4.2 million in cash, the exchange for redemption of 97,826 OP Units and the assumption of $7.6 million in long-term debt. This structure allows a portion of our tax on the gain to be deferred, further enhancing our economic return. The sale was approved by the independent members of the board of directors.
     During the third quarter of 2007, we recognized a gain on the disposition of $2.1 million, or $1.3 million net of income tax expense. Consolidated earnings from the activities of discontinued operations resulted in income of approximately $1.3 and $1.0 million, respectively, during the third quarter and first nine months of 2007, compared to income of $0.1 million and a loss of $26,000 during the same periods in 2006.
Liquidity and Capital Resources
     Our financial position is strong and we are positioned well for our growth plans. The strength of the industry coupled with our hotel renovations have resulted in increased ADR and revenues during the first nine months of 2007 over the comparable period in 2006, and our short-term liquidity needs over the next twelve months, including the acquisition of a long-term lease on a 314-room hotel in Anaheim, California for $8.0 million, will be met through funds generated from operating activities and from existing cash and cash equivalents of $34.6 million at September 30, 2007. We may also draw upon our $50 million credit facility. At September 30, 2007, we had an additional $4.2 million of restricted cash under securitized borrowing arrangements for future payment of furniture, fixtures and equipment, repairs, insurance premiums and real and personal property taxes. A comparative summary of our balance sheets at September 30, 2007 and December 31, 2006 is provided below:

	September 30,	December 31,
	2007	2006
Consolidated balance sheet data (in thousands):
Working capital (1)	$27,429	$10,217
Assets of discontinued operations	$—	$14,539
Property and equipment, net	$253,237	$250,575
Total assets	$356,269	$351,438

Liabilities of discontinued operations	$—	$4,112
Total long-term debt	$83,750	$85,272
Debentures due Red Lion Hotels Capital Trust	$30,825	$30,825
Total liabilities	$163,655	$167,647
Total stockholders’ equity	$192,614	$183,791

(1) Represents current assets less current liabilities, excluding assets and liabilities of discontinued operations and assets held for sale.
     Cash expenditures during the remainder of 2007 primarily include the acquisition of the Anaheim, California hotel in October 2007, funding of operating activities, interest payments on our outstanding indebtedness and additional capital expenditures. In September 2007, we announced a common stock repurchase program for up to $10 million. The timing and number of actual number of shares repurchased will depend on several factors including price, corporate and regulatory requirements and other market conditions. As of September 30, 2007, no shares had been repurchased under the program although during October 2007, 20,700 shares were repurchased for an aggregate cost of $0.2 million. We expect to meet our long-term liquidity requirements for the funding of potential stock repurchases, further property acquisitions, continued hotel and other various capital improvements through net cash provided by operations, long-term secured and unsecured indebtedness, including our $50 million credit facility, and joint ventures.
     We are substantially finished with our major renovation initiative for our owned and leased hotels that began in 2005. The capital investment program represented one of the most significant facility improvement programs in company history, and we remain committed to ongoing capital improvements in order to continue to enhance the Red Lion brand by improving our hotel quality to enhance our guests’ experiences. We believe that by continuing to improve upon the quality of our existing product in areas where customers’ quality expectations are growing, we position our hotels to take advantage of the growth potential in our existing markets and make the Red Lion brand more attractive for franchise opportunities. During the first nine months of 2007 and 2006, we spent a total of $14.0 million and $30.3 million, respectively, on capital improvements. During the remainder of 2007, we anticipate spending an aggregate of $3.6 million to fund routine capital expenditures and additional improvements.
Operating Activities
     Net cash provided by operations during the first nine months of 2007 totaled $17.3 million compared to $17.4 million during the first nine months of 2006. Non-cash income statement expenses including depreciation and amortization, provision for deferred tax and stock based compensation, totaled $13.8 million during the first nine months of 2007 compared to $15.2 million in 2006, offset by negative working capital changes, including restricted cash, receivables, accruals, payables and inventories, that resulted in decreased cash flow of $5.5 million during the 2007 period than in 2006. In July 2007, we received $3.0 million in deferred lease income as part of the sublease agreement for the Red Lion Hotel Sacramento that will be recognized over the life of the sublease agreement. At September 30, 2007, restricted cash held in escrow for future payments of insurance, property taxes, repairs and other items as required by debt agreements, increased by $1.4 million from December 31, 2006.
Investing Activities
     Net cash provided by investing activities totaled $1.3 million during the first nine months of 2007, compared to cash used in the 2006 period of $15.8 million. Cash additions to property and equipment decreased 53.8% in 2007 from 2006, although this was partially offset by proceeds from disposition of discontinued operations being $4.8 million less in 2007 than in 2006. During the first quarter of 2007, we liquidated all variable rate demand notes recorded at December 31, 2006, totaling $7.6 million, compared to net liquidations of $1.1 million during the first nine months of 2006. During the 2006 period, we also received $0.5 million in proceeds from the repayment of a portion of our investment in Red Lion Hotels Capital Trust.
Financing Activities
     Net financing activities provided cash of approximately $2.7 million during the first nine months of 2007 compared to $1.7 million during the same period in 2006. In the first nine months of 2006, we generated proceeds of $60.4 million through a common stock offering of 5.8 million shares, which was offset by repayment of debentures totaling $17.4 million including expense of early extinguishment, defeasance of $33.4 million under a term note, $4.7 million of defeasance costs, repayment of debt on a sold property of $1.9 million and scheduled principal payments of $3.0 million. During the first nine months of 2007, $1.9 million was repaid in scheduled principal long-term debt payments, offset by additional borrowings of $3.9 million in June 2007. Net financing activities during the 2007 and 2006 periods benefited from the exercise by employees of stock options resulting in proceeds to the company of $0.7 million and $0.5 million, respectively, during the comparative periods. We had no net activity under any credit facility for either period.
     At September 30, 2007, we had total debt obligations of $114.6 million, of which $63.7 million was securitized debt collateralized by individual hotels with fixed interest rates ranging from 6.7% to 8.1%. Included within outstanding debt are debentures due to the Red Lion Hotels Capital Trust of $30.8 million, which are uncollateralized and due to the trust at a fixed rate of 9.5%.
     Of the $63.7 million in securitized debt, three pools of cross securitized debt exist: (i) one consisting of five properties with total borrowings of $21.1 million; (ii) a second consisting of two properties with total borrowings of $19.0 million; and (iii) a third consisting of four properties with total borrowings of $23.6 million. Each pool of securitized debt and the other collateralized hotel borrowings include defeasance provisions for early repayment.
Contractual Obligations
     The following table summarizes our significant contractual obligations as of September 30, 2007 (in thousands):

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt (1)	$111,867	$11,403	$16,325	$35,361	$48,778
Operating leases (2)	81,212	7,465	12,649	12,503	48,595
Service agreements	1,375	275	550	550	—
Debentures due Red Lion
Hotels Capital Trust (1)	154,548	2,928	5,857	5,857	139,906

Total contractual obligations (3)	$349,002	$22,071	$35,381	$54,271	$237,279

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)	Operating lease amounts are net of estimated sublease income of $11.3 million annually.

(3)	With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.
     In July 2007, we entered into an agreement to sublease the Red Lion Hotel Sacramento to a third party with an initial lease term expiring in 2020. The sublease agreement provides for annual rent payments to us of $1.4 million, which has been included above to reduce our consolidated annual lease expense by that amount. As part of the agreement, we have committed to $3.0 million in tenant improvements and as of September 30, 2007, had spent approximately $0.3 million of that amount.
Off-balance Sheet Arrangements
     As of September 30, 2007, we had no off-balance sheet arrangements, as defined by SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Other Matters
Franchise and Management Contracts
     At September 30, 2007, our system of hotels included one hotel under a management contract and 21 hotels under franchise agreements, representing a total of 3,622 rooms. In July 2007, we entered into an agreement to sublease and franchise the Red Lion Hotel Sacramento to a third party with an initial lease term expiring in 2020. The sublease agreement provides for annual sublease payments to us of $1.4 million, which will effectively reduce our consolidated annual hotel facility and land lease expense by that amount. The franchise agreement provides for royalty fees and the third party has committed to make a multi-million dollar investment to further improve and reposition the hotel. Overall, this transaction will have a positive impact on EBITDA, as the sublease payment, coupled with the new franchise fees, will exceed the hotel’s current EBITDA before lease expense. Revenues at the hotel in 2006 and through July 25, 2007, the date of transition from an owned/leased property to a franchise, were $8.6 million and $4.6 million, respectively, with EBITDA at the hotel before lease expense of $0.7 million and $43,000, respectively, during those same periods. The sublease also provides the third party a two-year option to purchase the property.

     During 2006, we added a franchise property in Baton Rouge, Louisiana, that is expected to come on-line during the fourth quarter of 2007. In January 2007, we executed a new franchise agreement with a new owner of the Red Lion Hotel Elko, Nevada. As part of the agreement, the hotel will undergo renovations to comply with our enhanced Red Lion brand standards. During the third quarter of 2007, we entered into a long-term franchise agreement with the Red Lion Hotel Hillsboro, Oregon. All franchised hotels are required to meet Red Lion’s upscale brand standards by the end of 2007. Currently, we expect sixteen franchised hotels to meet our elevated brand standards. We anticipate that between three and five franchised hotels may not meet the elevated brand standards, which may result in the termination of these franchises in the first half of 2008.
     During the second quarter of 2007, the temporary franchise agreement for a hotel in Portland, Oregon expired and the hotel left the system, and a limited service property in Vancouver, Washington left the system following a sale. As previously reported, a franchised hotel in San Diego, California ceased being a member of the Red Lion system during the second quarter of 2007. Also during the second quarter, a franchised hotel in Butte, Montana left the system in connection with a legal settlement relating to our acquisition of Red Lion Hotels, Inc. back in 2001.
Acquisitions
     There were no hotels acquired or other material operating acquisitions during the third quarter of 2007. However, in October 2007, we completed an acquisition of a leasehold interest in a 314-room, full service hotel in Anaheim, California. The purchase price for the leasehold, which runs through 2107 if all extension options are exercised, was $8.0 million. We plan to spend approximately $10 million on extensive renovations to guest rooms and public areas and reposition the hotel to meet Red Lion brand standards.
     As required under the terms of the leasehold agreement, we will pay $1.8 million per year for five years in lease payments, to be adjusted every five years thereafter based on the terms of the agreement and tied directly to the Consumer Price Index. The lease period will run through 2107, if all extension options are exercised.
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
Intangible Assets
     Our intangible assets include brands and goodwill which we account for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” We do not amortize our brands and goodwill. Instead, we test for impairment annually or more frequently as events or circumstances indicate the carrying amount of an asset may not be recoverable. Our goodwill and other intangible asset impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit, subject to the same general assumptions discussed above for long-lived assets. At September 30, 2007 and December 31, 2006, our recorded goodwill and other intangible assets not subject to amortization remained unchanged at $28.0 million. While we have not recognized an impairment loss since we originally recorded goodwill, changes in our estimates and assumptions could affect, potentially materially, our financial condition or results of operations in the future.
     Our other intangible assets include management, marketing and lease contracts, the value of which is amortized on a straight-line basis over the weighted average life of the agreements and totaled $11.7 million and $12.1 million, respectively, at September 30, 2007 and December 31, 2006. The assessment of these contracts requires us to make certain judgments, including estimated future cash flow from the applicable properties.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We believe there has been no material change to our market risk since the end of our last fiscal year. Historically we have been exposed to market risk from changes in interest rates and we may be again in the future. However, at September 30, 2007, all of our outstanding debt was subject to currently fixed interest rates. We have managed our exposure to these risks by monitoring available financing alternatives. We do not foresee any significant changes in our exposure to fluctuations in interest rates or in how such exposure is managed in the future.
     The below table summarizes our debt obligations at September 30, 2007 on our consolidated balance sheet (in thousands). During the first nine months of 2007, recurring scheduled principal payments of $1.7 million were made that were included as debt obligations at December 31, 2006.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Long-term debt
Fixed rate	$584	$5,493	$2,597	$2,785	$24,911	$47,380	$83,750	$78,379
Average interest rate							7.79%
Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$31,303
Average interest rate							9.50%
Item 4. Controls and Procedures
     As of September 30, 2007, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.
     There were no changes in internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
Index to Exhibits

Exhibits
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
Red Lion Hotels Corporation
Registrant

	Signature	Title	Date

By:	/s/ Anupam Narayan	Executive Vice President, Chief Investment	November 8, 2007

	Anupam Narayan	Officer and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Anthony F. Dombrowik	Senior Vice President, Corporate Controller	November 8, 2007

	Anthony F. Dombrowik	(Principal Accounting Officer)