Form 10-K
period 2007-12-31
Red Lion Hotels CORP
filed 2008-03-13
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock as of June 30, 2007 was $246.9 million, of which 90.2% or $222.6 million was held by non-affiliates as of that date. As of February 29, 2008, there were 18,228,271 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Registrant’s 2007 fiscal year, are incorporated by reference herein in Part III.

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

In this report, “we,” “us,” “our,” “our company,” “the company” and “RLH” refer to Red Lion Hotels Corporation and, as the context requires, all of its wholly and partially owned subsidiaries, including its 100% ownership of Red Lion Hotels Holdings, Inc. and Red Lion Hotels Franchising, Inc. and its more than 99% ownership of Red Lion Hotels Limited Partnership. “Red Lion” refers to the Red Lion brand. The terms “the system,” “system-wide hotels” or “system of hotels” refer to our entire group of owned, leased, managed and franchised hotels.

Hospitality Industry Performance Measures and Definitions

The following performance measures appear throughout this document and are widely used in the hospitality industry. These measures are important to our discussion of operating performance:

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

Throughout this document and unless otherwise stated, RevPAR, ADR and average occupancy statistics are calculated using statistics for comparable hotels. When presented, the above performance measures will be identified as belonging to a particular market segment, system-wide, or for continuing operations versus discontinued operations or total combined operations. Some of the terms used in this report, such as “full service,” “upscale” and “midscale” are consistent with those used by Smith Travel Research, an independent statistical research service that specializes in the lodging industry. Smith Travel Research categorizes hotels into seven chain scales primarily based on ADR. Our hotels are typically classified by Smith Travel Research in the upscale and midscale with food and beverage chain scale.

We were incorporated in the state of Washington in April 1978, and have operated hotels under various brand names including, until 1999, Cavanaughs Hotels. In 1999, we acquired WestCoast Hotels, Inc., and rebranded our Cavanaughs hotels to the WestCoast brand, changing our name to WestCoast Hospitality Corporation. In 2001, we acquired Red Lion Hotels, Inc. In September 2005, after rebranding most of our WestCoast hotels to the Red Lion name, we changed our corporate name to Red Lion Hotels Corporation.

Item 1.	Business

Red Lion Hotels Corporation is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale and upscale, full service hotels under our proprietary Red Lion brand. Established over 30 years ago, the Red Lion brand is nationally recognized and particularly well known in the western United States where most of our hotels are located. The Red Lion brand is typically associated with three and four-star hotels. As of December 31, 2007, our system of hotels contained 53 hotels located in eight states and one Canadian province, with 9,388 rooms and 472,529 square feet of meeting space as provided below:

		Total	Meeting
		Available	Space
	Hotels	Rooms	(sq. ft.)

Red Lion Owned and Leased Hotels	30	5,456	279,684
Other Leased Hotel (1)	1	310	5,000
Managed Hotel (2)	1	254	36,000
Red Lion Franchised Hotels (3)	21	3,368	151,845

Total	53	9,388	472,529

Total Red Lion Hotels	51	8,824	431,529

(1)	Represents a hotel acquired in the fourth quarter of 2007 that is being repositioned as a Red Lion. It is currently flagged as independent.

(2)	This hotel did not renew its agreement with Red Lion and left our system of hotels in January 2008.

(3)	Subsequent to December 31, 2007, three franchise agreements expired and were not renewed. Therefore, these hotels will leave our system in 2008.

Red Lion is about “Staying Comfortable” and our product and service culture works in both large urban and smaller markets. Our hotels strive to reflect the character of their local markets while maintaining consistent brand standards. We feel this makes our hotels an attractive choice for customers within the markets in which we currently operate. We believe our adherence to consistent customer service standards and brand touch-points makes guests feel at home no matter where they are.

Company Strategy

Our mission at the hotels is to create the most memorable guest experience possible through personalized, exuberant service, allowing us to be a leader in our markets. We believe this will drive growth and increase shareholder value. To achieve these goals, we have focused and will continue to focus our resources — monetary, capital and human — in four primary areas:

Infrastructure — Improving the foundation of the company including continually focusing on our core competencies and improving the infrastructure used to manage reservations and support our hotel system. We maintain a state of the art central reservation system and website technology. Additionally, over the last several years we have completed the installation of the MICROS Opera Property Management System (“Opera”) in 16 of our hotels. During 2008, we intend to install Opera at our remaining owned and leased properties. Opera shares a single database with our central reservations system that allows us better yield management. Combined with our website, Opera has enhanced our ability to manage reservations generated through all electronic channels and has positioned us well to take advantage of electronic travel bookings. Guests continue to book more reservations through our branded website, as well as third-party on-line travel agents (“OTAs,” or also referred to as alternative distribution systems or “ADS”), and our central reservations and distribution management technology allows us to manage the yield on these OTA channels on a real-time, hotel-by-hotel basis.

Our focus on driving customers to our brand website — www.redlion.com — has made it our fastest growing source of online reservations, the revenue from which has more than tripled over the last three years, accounting for 10.2% of total hotel room revenues in 2007. We also have strong merchant model agreements with leading OTA providers, and our expansion during 2007 of promotional activity with various travel agents resulted in an increase in combined revenues of 30.4% through these channels, compared to 2006.

Physical Assets — Improving our product, including the physical assets presented to our guests and the feel of our guest experience. Over the past few years, we completed the implementation of our “Stay Comfortable” initiative and made major room renovations at all of our owned and leased hotels including new floor and wall coverings, tiled bathroom floors, granite vanities and other bathroom upgrades, enhanced guest room features including plush pillow top mattresses and upgraded linen and pillow packages, large work desks and ergonomic chairs and amenities such as complimentary wireless internet access. We also updated common areas such as lobbies and restaurants. During 2005, 2006 and 2007, we spent approximately $50 million on these improvements, in addition to ongoing maintenance and hotel improvements and the purchase of the Anaheim property discussed further below.

Since we began our hotel renovations in 2005, guest reaction has been positive and has strengthened the performance of our hotel system. During 2007, RevPAR and ADR at our owned and leased properties increased 12.3% and 6.6%, respectively, over 2006, and 20.9% and 19.9% over 2005, as provided in the below table:

	2007			2006			2005
	Average (2)			Average(2)			Average (2)
	Occupancy	ADR(3)	RevPAR(4)	Occupancy	ADR(3)	RevPAR(4)	Occupancy	ADR(3)	RevPAR(4)

Red Lion Hotels:
Owned and Leased Hotels	62.4%	$88.64	$55.33	59.3%	$83.14	$49.29	61.9%	$73.90	$45.76
Franchised Hotels	59.4%	$74.18	$44.09	62.1%	$71.31	$44.26	59.1%	$65.93	$38.97

Total Red Lion Hotels	61.5%	$84.05	$51.65	60.2%	$79.10	$47.62	61.1%	$71.64	$43.77

System-wide(1)	61.6%	$85.08	$52.40	60.6%	$80.31	$48.70	61.5%	$72.87	$44.81

Change from prior comparative periods:
Red Lion Hotels:	2007 vs. 2006			2007 vs. 2005
Owned and Leased Hotels	3.1	6.6%	12.3%	0.5	19.9%	20.9%
Franchised Hotels	(2.7)	4.0%	(0.4)%	0.3	12.5%	13.1%

Total Red Lion Hotels	1.3	6.3%	8.5%	0.4	17.3%	18.0%

System-wide(1)	1.0	5.9%	7.6%	0.1	16.8%	16.9%

(1)	System-wide includes all hotels owned, leased, managed and franchised, presented on a comparable basis for hotel statistics. This includes one managed property not utilizing the Red Lion brand.

(2)	Average occupancy represents total paid rooms divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period and includes rooms taken out of service for renovation.

(3)	Average daily rate (“ADR”) represents total room revenues divided by the total number of paid rooms occupied by hotel guests.

(4)	Revenue per available room (“RevPAR”) represents total room and related revenues divided by total available rooms.

Our strategy has been to increase occupancy through strategic marketing and investment in our properties, followed by increasing rates as demand increased for our rooms. Revenues during 2007 compared to 2006 have been positively impacted by our efforts to target a higher-paying customer base by concentrating our focus on more corporate business and group stays, instead of lower rate promotional and permanent contract business. Occupancy at our owned and leased properties has increased as a result of this shift in customer base as well as the impact of rooms not available due to the renovations through much of 2006.

We remain committed to ongoing capital improvements in order to continue to enhance the Red Lion brand by improving our hotel quality to enhance our guests’ experience. Our franchise properties saw improvements in ADR during 2007, although they experienced lower RevPAR on reduced occupancy. Similar to the investment and property improvements our owned and leased hotels have experienced, our franchisees are required to meet the same upscale brand standards as part of their franchise agreements.

In addition, we have a large real estate footprint with our 31 owned and leased properties and we continuously review for development opportunities that will contribute further to our existing hotel operations and drive future shareholder value. We will strive to maximize the value of this real estate portfolio and may consider in the future the redevelopment of certain of our properties.

The Red Lion Way — We want our guests to feel our commitment to their memorable experience through their interactions with our associates. In order to live up to our mission statement, we focus on associate retention and development and are committed to competitive compensation and benefit packages and advancement opportunities. We develop leaders throughout all levels of our organization who understand that a culture of employee satisfaction and excellent service is an integral component of our long-term growth strategy. We have instilled the foundation for our culture through the development of “The Little Red Book,” a guide to our identified essential principles of Red Lion culture. Each associate has been and will continue to be trained on how they can make a difference through living these essential principles of service. Our goal is to be known in our industry for leadership excellence and for excellent service in each of our markets. As a result of these efforts, in 2007 we saw an almost 10% reduction in turnover.

The Red Lion Promise to “Stay Comfortable®” — To accomplish our goals of delivering consistent high-quality service to guests and establishing a scalable foundation for future growth, we have implemented a number of key initiatives designed to increase awareness of the Red Lion brand. “Stay Comfortable” is our umbrella reference for Red Lion’s guest experience enhancements first introduced in 2006. During 2008, we will continue our initiatives to enhance the brand and its high quality of service and comfort through the rebranding of our guest loyalty program. The former GuestAwards program has been rebranded to The Red Lion R&R (Rewards and Recognition) Club effective February 29, 2008.

Growth — Preparing for growth means improving our liquidity and capital resources and increasing the depth of financial resources available to us. In order to grow, we must also be successful in creating consistent upscale brand standards throughout our hotel system and enhancing the service delivery presented to our guests. We expect to add properties in large, western U.S. urban markets, complemented by franchising leading properties in smaller, secondary cities, and progressively move east, leveraging the momentum of our growth in the western states, as set forth below:

Hotel acquisitions and equity investments.  We intend to selectively make joint venture investments or acquire hotels located in major metropolitan cities, and will evaluate investment opportunities based upon a number of factors including price, strategic fit, potential profitability and geographic distribution. We believe that having equity interests in such hotels will give us operational control of hotels in highly visible markets. The greater San Francisco, Los Angeles, Phoenix and Dallas areas are examples of hub markets we are targeting for expansion. In October 2007, we acquired a long-term leasehold interest in a 310-room hotel in Anaheim, California, for $8.3 million, including costs of the acquisition, which has begun extensive renovations to meet Red Lion brand standards. Once repositioned, the hotel will be a strategic property for us in an important California market that we anticipate will provide a strong platform for further expansion.

Franchise the Red Lion brand.  We expect to leverage our brand awareness in the western United States and our acquisition in key hub markets to expand our presence through franchising in primary and secondary markets. We believe that this strategy will allow us to continue to expand our geographic coverage without requiring significant capital investment, resulting in increased revenues and profitability. We believe our brand represents an attractive conversion opportunity for hotel owners in markets where competing hotel companies have saturated the market with their multiple brands. Our single focus on the Red Lion brand offers potential franchisees a full service brand alternative with a distinctive product, a full range of support services, strong reservation contribution and an attractive fee structure. We believe we are well positioned to integrate new franchisees into our hotel system with the scalable operational infrastructure we have implemented in recent years.

With the completion of the room renovations and with the overall strength in the industry, we saw increases of 10.8% in hotel revenues during both the first and second quarters of 2007 and 4.8% and 3.7% during the third and fourth quarters, respectively. During 2007, we saw total revenue growth from continuing operations of 9.7% over the prior year and a 15.6% increase in operating income, resulting in net income of $6.1 million for the year ended December 31, 2007, compared with a net loss of $0.6 million in 2006. RevPAR, ADR and occupancy at our owned and leased hotels all increased during 2007 from 2006, with the hotel segment’s direct margin up 250 basis points to 23.3% from 20.8%.

Significant events during 2007 included:

•	The acquisition of a leasehold interest in a 310-room hotel in Anaheim, California, as discussed above;

•	Subleased the Red Lion Hotel Sacramento and entered into a long-term franchise agreement;

•	Implemented a $10 million stock repurchase program;

•	Completed the sale of a commercial office complex for $13.3 million in a tax advantaged transaction;

•	Completed the non-core hotel divestment plan through the sale of a hotel in Montana, generating $3.9 million in gross proceeds during 2007 (for total plan gross proceeds of $72.6 million overall);

•	Presented a 12-week production of Disney’s The Lion King in Honolulu, Hawaii, which contributed $1.5 million to 2007 EBITDA; and

•	Implemented new ticketing application software in over half of TicketsWest’s locations, targeting implementation at the remainder of its locations during the first two quarters of 2008.

Financially we believe we have a strong balance sheet and financial position with low leverage. We had $15.0 million in cash at December 31, 2007, as well as an unused revolving credit facility for up to $50 million available to us that can be increased to $100 million subject to satisfaction of various conditions. We believe we have a solid foundation for continued growth and feel the turmoil in the capital markets has created a favorable environment for strategic buyers. We believe we are positioned to achieve our long-term strategic goals.

Competitive Strengths

Strong proprietary brand and long operating history.

The Red Lion brand, which we believe projects comfort and memorable experiences for our hotel guests, has been well known in the western United States for more than 30 years. As the owner and operator of many of our hotels, we have been able to exert substantial control of brand standards across the system. In addition, as the owner of the Red Lion brand, we have diversified our revenue base by franchising the brand to third-party hotel owners.

Strong value proposition.

Our Red Lion brand is associated with high-quality lodging, extensive meeting facilities and superior food and beverage operations. Our hotels provide exceptional and friendly service and accommodations at competitive prices within the markets we serve. We seek to ensure consistent quality across our hotel portfolio, offering valuable services such as dining, fitness centers, business services and other ancillary services. In addition, our guest room standards include products that are important to both leisure and business travelers, including free wireless high-speed internet service, comfortable work space and high-quality furnishings, including pillow-top beds.

We believe we are well positioned against other hotel owners and operators in the midscale and upscale full service segments of the lodging industry. In our “hub” markets, we believe our primary competitors include Crowne Plaza®, Doubletree®, Four Points® and Radisson®. In our secondary markets, we believe our competitors include Courtyard®, Holiday Inn® and Hilton Garden Inn®.

Attractiveness to franchisees.

We offer a strong support system to our franchisees by providing a full suite of franchise services, including (i) central reservations, (ii) revenue management, (iii) national and regional sales, (iv) marketing, (v) systems, operations and customer service training, (vi) corporate purchasing programs and (vii) quality evaluations. As such, our Red Lion brand is attractive to potential franchisees by offering a distinct product valued by customers. During 2007, over 46% of our system-wide total room revenues were delivered through our reservation channels. We believe that our reservation systems, sales and marketing initiatives and our support services are valueable to hotel owners.

Strong emphasis on customer service and leadership training.

We continually challenge ourselves to maintain and maximize customer service. We want our guests to feel our commitment to their memorable experience through their interactions with our associates. In order to live up to our mission statement, we believe strongly in associate retention and development and are committed to competitive compensation and benefit packages and advancement opportunities. We are developing leaders throughout all levels of our organization who understand that a culture of employee satisfaction and excellent service is an integral component of our long-term growth strategy.

We have created a service standard and training program called “The Red Lion Way,” which is designed to provide Red Lion employees more tools to create a positive and memorable guest experience. In addition, we have instilled the foundation for our Red Lion culture through the development of “The Little Red Book,” a guide to our identified essential principles embodied in “The Red Lion Way.” Each associate has been and will continue to be trained on how they can make a difference through living these essential principles of service. Through our focus on this increased level of personal service and continuous development of our associates, we believe we differentiate Red Lion from our competitors.

Experienced senior management team.

We have an experienced senior management team led by our President and Chief Executive Officer, Anupam Narayan, who has been in the industry over 25 years. Our senior executive officers have on average more than 20 years of hospitality industry experience. We have strengths in several key areas, including hotel development, ownership and management; finance; e-commerce; franchising; sales and marketing; food and beverage management; human resources; entertainment and real estate. This extensive and diverse expertise provides us with a broad perspective from which we can make strategic management and operational decisions.

Operations

We operate in three reportable segments:

The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels. As of December 31, 2007, we operated 31 hotels, of which 18 are wholly-owned and 13 are leased. During 2007, our hotel segment accounted for approximately 88.9% of total revenues, or $166.2 million.

The franchise and management segment is engaged primarily in licensing the Red Lion brand to franchisees and managing hotels for third-party owners. This segment generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners in exchange for the use of our brand and access to our central services programs. These programs include the reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards. It also reflects revenue from management fees charged to the owners of our managed hotels, typically based on a percentage of a hotel’s gross revenues plus an incentive fee based on operating performance. As of December 31, 2007, we managed one hotel owned by a third-party and franchised 21 hotels. During 2007, our franchise and management segment accounted for approximately 1.5% of total revenues, or $2.8 million.

The entertainment segment derives revenues primarily from ticketing services and promotion and presentation of entertainment productions under the operations of TicketsWest and WestCoast Entertainment. We offer ticketing inventory management systems, call center services and outlet/electronic channel distribution for event locations. We have developed an electronic ticketing platform that is integrated with our electronic hotel distribution system. During 2007, our entertainment segment accounted for approximately 7.9% of total revenues, or $14.8 million.

We historically owned certain commercial real estate and engaged in traditional real estate related services, including developing, managing and acting as a broker for sales and leases of commercial and multi-unit residential properties (collectively referred to as the real estate management business). Together, these operations comprised our real estate segment. Effective April 30, 2006, we divested this real estate management business. In addition, consistent with our strategy of divesting non-core assets, during the fourth quarter of 2006, we listed one of our two remaining wholly-owned commercial real estate properties for sale and classified its results of operations within discontinued operations for all periods presented. In September 2007, we sold the property for approximately $13.3 million and recognized a pre-tax gain on sale of $1.9 million. For additional information, see Note 3 of Notes to Consolidated Financial Statements.

Our remaining activities, none of which constitutes a reportable segment, have been aggregated into “other,” including the remaining operations of our former real estate segment, which have been reclassified for all comparative periods, where appropriate.

A summary of our reporting segment revenues is provided below (in thousands, except for percentage changes). For further information regarding our business segments, see Note 17 of Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2007		2006		2005

Hotels:
Room revenue	$114,312	61.2%	$103,677	60.9%	$96,296	59.1%
Food and beverage revenue	48,061	25.7%	47,517	27.9%	45,659	28.0%
Other department revenue	3,795	2.0%	3,623	2.1%	4,170	2.5%

Total hotels segment revenue	166,168	88.9%	154,817	90.9%	146,125	89.6%

Franchise and management revenue	2,756	1.5%	2,853	1.7%	2,860	1.8%
Entertainment revenue	14,839	7.9%	10,791	6.3%	9,827	6.0%
Other revenue	3,130	1.7%	1,907	1.1%	4,241	2.6%

Total revenue	$186,893	100.0%	$170,368	100.0%	$163,053	100.0%

Employees

As of December 31, 2007, we employed approximately 3,026 people on a full-time or part-time basis, with 2,742 in hotel operations and the remainder in our administrative office and our entertainment division. At December 31, 2007, approximately 4.6% of our total workforce was covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and organized settlement of labor disputes. We believe our employee relations are satisfactory.

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

Our internet website also contains our Code of Business Conduct and Ethics, our Corporate Governance Guidelines; charters for our Audit, Compensation and Nominating and Corporate Governance Committees, Accounting and Audit Complaints and Concerns Procedures, our Statement of Policy with Respect to Related Party Transactions and information regarding stockholder communications with our Board of Directors.

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

We also compete with other hotel brands and management companies for hotels to add to our system, including through management and franchise agreements. Our competitors include management companies as well as large hotel chains that own and operate their hotels and franchise their brands. As a result, the terms of prospective franchise and management agreements may not be as favorable as our current agreements. In addition, we may be required to make investments in or guarantee the obligations of third parties or guarantee minimum income to third parties in connection with future management or franchise agreements.

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

Our operating results are subject to conditions affecting the lodging industry.

Our revenues and operating results may be adversely impacted by a number of factors, including but not limited to:

•	The attractiveness of our hotels to consumers and competition from other hotels;

•	The quality, philosophy and performance of the employees of our hotels;

•	The need to periodically repair and renovate the hotels in our system;

•	The lack of availability of capital to allow us to fund renovations and investments;

•	Changes in travel patterns, extreme weather conditions and cancellation of or changes in events scheduled to occur in our markets;

•	Increases in transportation and fuel costs, the financial condition of the airline industry and the impact on air travel;

•	Increases in operating costs, due to inflation and other factors such as minimum wage requirements, overtime, healthcare, working conditions, work permit requirements and other labor-related costs, energy prices, insurance and property taxes, as well as increases in construction or associated renovation costs;

•	Regulations and changes therein relating to the preparation and sale of food and beverages, liquor service and health and safety of premises;

•	Impact of war, actual or threatened terrorist attacks, heightened security measures and other national, regional or international political and geopolitical conditions;

•	Travelers’ fears of exposure to contagious diseases;

•	The impact of internet intermediaries on pricing;

•	Oversupply of hotel rooms in markets in which we operate;

•	Restrictive changes in zoning and similar land use laws and regulations, or in health, safety and environmental laws, rules and regulations;

•	Possible requirements to make substantial modifications to our hotels to comply with the Americans with Disabilities Act of 1990 or other governmental or regulatory actions; and

•	The financial condition of third-party property owners and franchisees, which may impact their ability to fund amounts required for renovations as required under management and franchise agreements.

Any of these factors could adversely impact hotel room demand and pricing and result in reduced occupancy, ADR and RevPAR, or could otherwise adversely affect our results of operations and financial condition including government imposed fines or private litigants winning damage awards against us.

General Economic Conditions May Negatively Impact Our Results

A downturn in the national, regional or local economic climate could reduce the demand for hotel rooms and related lodging services and put pressure on room rates. Moderate or severe economic downturns or adverse conditions may negatively affect our operations. These conditions may be widespread or isolated to one or more geographic regions.

Our hotels may be faced with labor disputes which would harm the operation of our hotels.

We rely heavily on our employees to provide high-quality personal service at our hotels. At certain of our owned and leased hotels, employees are covered by collective bargaining agreements, and it’s possible in the future attempts could be made to unionize our employees at other locations. Any labor dispute or stoppage could harm our ability to provide high-quality personal services, which could reduce occupancy and room revenue, tarnish our reputation and harm our results of operations.

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

We are committed to keeping our properties well maintained and attractive to our customers in order to enhance our competitiveness within the industry. This creates an ongoing need for cash, and to the extent we, our franchisees or owners of any hotels we manage cannot fund expenditures from cash generated from operations, funds must be borrowed or otherwise obtained. In addition, we intend to acquire additional hotels in the future, either through direct purchase or joint venture. Hotel redevelopment, renovation and new project development are subject to a number of risks, including:

•	Construction delays or cost overruns;

•	Numerous federal, state and local government regulations affecting the lodging industry, including building and zoning requirements and other required governmental permits and authorizations;

•	Uncertainties as to market demand or a loss of market demand after capital improvements have begun; and

•	Potential environmental problems.

As a result, we could incur substantial costs for projects that are never completed. Further, financing for these projects may not be available or, even if available, may not be on terms acceptable to us. The availability of funds for new investments and maintenance of existing hotels depends in part on capital markets and liquidity factors over which we can exert little control. Any unanticipated delays or expenses incurred in connection with the acquisition, development, redevelopment or renovation of the hotels in our system could impact expected revenues and availability of funds, negatively affect our reputation among hotel customers, owners and franchisees and otherwise adversely impact our results of operations and financial condition, including the carrying costs of our assets.

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

The nature of our responsibilities under our hotel management agreements, as well as our responsibilities to enforce brand standards under both management and franchise agreements may, in some instances, be subject to interpretation and may give rise to disagreements. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential franchisees and hotel owners and joint venture partners; however, we may not always be able to do so. Failure to resolve such disagreements may result in franchisees leaving our system of hotels, or possibly result in litigation, arbitration or other legal actions.

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

The success of our business depends in part upon our continued ability to use our trademarks, increase brand awareness and further develop our brand. We have registered the following trade names and associated trademarks with the U.S. Patent and Trademark Office: Red Lion, WestCoast, Net4Guests, Stay Comfortable and TicketsWest. We have also registered some of these trademarks in Canada and Mexico, and are in the process of obtaining trademark registrations in Asia and Europe. We also own various derivatives of these trademarks, all of which are registered with or have a registration application pending with the U.S. Patent and Trademark Office. We cannot be assured that the measures we have taken to protect our trademarks will be adequate to prevent imitation of our trademarks by others. The unauthorized reproduction of our trademarks could diminish the value of our brand and its market acceptance, competitive advantages or goodwill, which could adversely affect our business.

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

We have not performed Phase II environmental assessments on two of our owned properties for which Phase II assessments were recommended, because we determined that any further investigation was not warranted for materiality reasons. We cannot assure you that these properties do not have any environmental risks associated with them. While we have not been notified by any governmental authority and we have no other knowledge of any material noncompliance, material liability or material claim relating to hazardous or toxic substances or other environmental substances in connection with any of our properties, we cannot assure you that these properties do not have any environmental concerns associated with them. We cannot assure you that we will not discover problems that currently exist, but of which we have no current knowledge, that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our existing and future properties will not be affected by the condition of neighboring properties, such as the presence of leaking underground storage tanks, or by third parties unrelated to us.

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

In addition, our financial condition may be adversely impacted by legal or governmental proceedings brought by or on behalf of our employees or customers. In recent years, a number of hospitality companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination, accessibility and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits in the future may be instituted against us and we may incur material damages and expenses which could have an adverse effect on our results of operations and financial condition.

Due to the geographic concentration of the hotels in our system, our results of operations and financial condition are subject to fluctuations in regional economic conditions.

Of the 53 hotels in our system at December 31, 2007, 41 are located in Oregon, Washington, Idaho or Montana. Our results of operations and financial condition may be significantly affected by the economy of the Pacific Northwest, which is dependent in large part on a limited number of major industries, including agriculture, tourism, technology, timber and aerospace. These industries may be affected by:

•	Changes in governmental regulations and economic conditions;

•	The relative strength of national and local economies; and

•	The rate of national and local unemployment.

In addition, companies in these industries may decide to relocate all or part of their businesses outside the Pacific Northwest. Any of these factors could materially affect the local economies in which these industries operate and where we have a presence. Other adverse events affecting the Pacific Northwest, such as economic recessions or natural disasters, could cause a loss of revenues for our hotels in this region. Our concentration of assets within this region puts us at greater economic risk. In addition, we operate or market multiple hotels within several markets. A downturn in general economic or other relevant condition in these specific markets or in any other market in which we operate could lead to a decline in demand in these markets and cause a loss of revenues from these hotels.

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

As of December 31, 2007, there were 21 hotels in our system that were owned by others and operated under franchise agreements. Franchise agreements for three hotels expired subsequent to that date and will leave our system of hotels during 2008. In addition, one hotel under a management contract expired subsequent to that date and has since left our system of hotels.

Franchise agreements generally specify a fixed term and contain various early termination provisions, such as the right to terminate upon notice by paying us a termination fee. We cannot assure shareholders that these agreements will be renewed, or that they will not be terminated prior to the end of their respective terms.

All franchised hotels were required to meet Red Lion’s upscale brand standards by the end of 2007. Currently, we expect sixteen franchised hotels to meet our elevated brand standards. We anticipate that between two and four franchised hotels may not meet the elevated brand standards, which may result in the termination of these franchises in the first half of 2008. If these or other franchise agreements are not renewed, or are terminated prior to the expiration of their respective terms, the resulting decrease in revenue and loss of market penetration could have an adverse effect on our results of operations and financial condition.

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

The hospitality industry continues to demand the use of technology and systems including those utilized for property management, procurement, reservation systems, operation of our customer loyalty program and distribution. These technologies can be expected to change guests’ expectations, and there is the risk that advanced new technologies will be introduced requiring further investment capital. We maintain a hotel reservation system that allows us to manage our rooms inventory through various distribution channels, including our websites, and execute rate management strategies. As part of our marketing strategy, we encourage guests to book on our website, which guarantees the lowest rate available compared to third-party travel websites.

The development and maintenance of our central reservation system and other technologies may require significant capital. There can be no assurance that as various systems and technologies become outdated or new technology is required we will be able to replace or introduce them as quickly as our competition or within budgeted costs and timeframes for such technology. Further, there can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system. If our systems fail to operate as anticipated, or we fail to keep up with technological or competitive advances, our revenues and cash flows could suffer.

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

In September 2006, we entered into a $50 million revolving credit facility that includes customary affirmative and negative covenants, the most restrictive of which are financial covenants dealing with leverage, interest coverage and debt service coverage. At December 31, 2007, we were in compliance with our covenants and had no amounts outstanding under the facility. We believe we will be able to comply with such requirements in the future, although failure to do so could adversely affect our results or financial condition and may limit our ability to obtain financing. For additional information, see Note 9 of Notes to Consolidated Financial Statements.

Our current or future joint venture arrangements may not reflect solely our best interests and may subject these investments to increased risks.

We may in the future acquire interests in other properties through joint venture arrangements with other entities. Partnerships, joint ventures and other business structures involving our co-investment with third parties generally include some form of shared control over the operations of the business and create additional risks. Some of these acquisitions may be financed in whole or in part by loans under which we are jointly and severally liable for the entire loan amount along with the other joint venture partners. The terms of these joint venture arrangements may be more favorable to the other party or parties than to us. Although we actively seek to minimize such risks before investing in partnerships, joint ventures or similar structures, investing in a property through such arrangements may subject that investment to risks not present with a wholly owned property, including, among others, the following:

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

Failure to retain senior management or other key employees could adversely affect our business.

We place substantial reliance on the lodging industry experience and the institutional knowledge of members of our senior management team. The loss of the services of one or more of these individuals could hinder our ability to effectively manage our business and implement our growth strategies. Finding suitable replacements for senior management and other key employees would be difficult, as competition for such personnel of similar experience and perspective is intense. We compete for qualified personnel against companies with greater financial resources than ours. There can be no assurance we will continue to be successful in retaining or attracting qualified personnel in the future. We do not carry key person insurance on any of our senior management team.

The market price for our common stock may be volatile.

During the latter part of 2007 and into 2008, market prices of securities including our common stock have fluctuated. Many factors could cause the market price of our common stock to rise or fall, including but not limited to:

•	Actual or anticipated variations in our quarterly results of operations;

•	Changes in market valuations of companies in the hospitality industry;

•	Changes in financial estimates, expectations of future financial performance or recommendations by analysts;

•	Changes in general conditions in the economy and subsequent fluctuations in stock market prices and volumes;

•	Issuances of common stock or other securities in the future;

•	The addition or departure of key personnel, including one or more members of our senior management team; and

•	Announcements by us or our competitors of acquisitions, investments or strategic alliances.

Due to the shareholdings of our Chairman, together with other members of the Barbieri family, we may be limited in our ability to undertake transactions requiring shareholder approval.

As of December 31, 2007, Donald K. Barbieri, our Chairman of the Board, had sole voting and investment power with respect to 5.2% of our outstanding shares of common stock. Heather Barbieri, his ex-spouse, had sole voting and investment power with respect to 5.3% of our outstanding shares of common stock. Pursuant to a trust agreement, Donald K. Barbieri and Heather Barbieri share voting and investment power with respect to an additional 3.0% of our outstanding shares of common stock. Richard L. Barbieri, who is also a director and Donald K. Barbieri’s brother, beneficially owned 1.2% of our outstanding shares of common stock as of December 31, 2007. In addition, we believe that other members of the Barbieri family who are not directors, executive officers or 5% shareholders individually hold our outstanding common stock. As such, to the extent they are willing and able to act in concert, they may have the ability as a group to substantially influence actions requiring the approval of our shareholders, including a merger or a sale of all of our assets or a transaction that results in a change of control.

The performance of our entertainment division is particularly subject to fluctuations in economic conditions.

Our entertainment division, which comprised 7.9% of our total revenues from continuing operations in 2007, engages in event ticketing and the presentation of various entertainment productions. Our entertainment division is vulnerable to risks associated with changes in general regional and economic conditions, the potential for significant competition and a change in consumer trends, among other risks. In addition, we face the risk that entertainment productions will not tour the regions in which we operate or that such productions will not choose us as a presenter or promoter.

If we are unable to locate lessees for our office and retail space, our revenues and cash flow may be adversely affected.

We own and lease to others over 162,000 square feet of retail space in Kalispell, Montana. We are subject to the risk that leases for this space might not be renewed upon their expiration, the space may not be relet or the terms of renewal or reletting such space, including the cost of required renovations, might be less favorable to us than current lease terms. Vacancies could result due to the termination of a tenant’s tenancy, the tenant’s financial failure or a breach of the tenant’s obligations. We may be unable to locate tenants for rental spaces vacated in the future or we may be limited to renting space on terms unfavorable to us. Delays or difficulties in attracting tenants and costs incurred in preparing for tenant occupancy could reduce cash flow, decrease the value of a property and jeopardize our ability to pay our expenses.

Item 1B.  Unresolved Staff Comments

None.

Item 2.	Properties

Our mix of business is balanced between group, business and leisure travelers with the mix varying by location, with our guest rooms well equipped with products important to them. Most of our hotels offer flexible meeting space to service the group and convention markets, as well as dining, fitness centers, business services or other ancillary services. We are finished with our major renovation initiative for our owned and leased hotels that began in 2005. The capital investment program represented one of the most significant facility improvement programs in company history, and we remain committed to ongoing capital improvements in order to continue to enhance the Red Lion brand by improving our hotel quality to enhance our guests’ experiences. In focus groups and market research, the Red Lion name is associated with superior service and is consistently identified by consumers when asked about their full service lodging selection and habits.

Under the Red Lion name as of December 31, 2007, we owned 18 hotels, leased 13, managed one third-party owned hotel and had franchise arrangements with 21 hotels owned and operated by third parties. To support our owned, leased, managed and franchised hotels, we provide all the services typical in our industry: marketing, sales, advertising, frequency program, revenue management, procurement, quality assurance, education and training, design and construction management. We maintain and manage our own central reservation call center with links to various travel agent global distribution systems and electronic distribution channels on the internet, including our branded website. The table below reflects our hotel properties and locations, total available rooms per hotel, as well as meeting space availability, as of December 31, 2007.

		Total	Meeting
		Available	Space
Property	Location	Rooms	(sq. ft.)

Red Lion Owned Hotels
Red Lion Hotel Eureka	Eureka, California	175	4,890
Red Lion Hotel Redding	Redding, California	192	6,800
Red Lion Hotel Pocatello	Pocatello, Idaho	150	13,000
Red Lion Templin’s Hotel on the River	Post Falls, Idaho	163	11,000
Red Lion Hotel Canyon Springs	Twin Falls, Idaho	112	5,085
Red Lion Colonial Hotel	Helena, Montana	149	15,500
Red Lion Hotel Salt Lake Downtown	Salt Lake City, Utah	392	12,000
Red Lion Hotel Columbia Center	Kennewick, Washington	162	9,700
Red Lion Hotel Olympia	Olympia, Washington	192	16,500
Red Lion Hotel Pasco	Pasco, Washington	279	17,240
Red Lion Hotel Port Angeles	Port Angeles, Washington	186	3,010
Red Lion Hotel Richland Hanford House	Richland, Washington	149	9,247
Red Lion Bellevue	Bellevue, Washington	181	5,700
Red Lion Hotel on Fifth Avenue	Seattle, Washington	297	13,800
Red Lion Hotel Seattle Airport	Seattle, Washington	144	4,500
Red Lion Hotel at the Park	Spokane, Washington	400	30,000
Red Lion Hotel Yakima Center	Yakima, Washington	156	11,000
Red Lion Kalispell Center	Kalispell, Montana	170	10,500

Owned Hotels (18 properties)		3,649	199,472

Red Lion Leased Hotels
Red Lion Hotel Boise Downtowner	Boise, Idaho	182	8,600
Red Lion Inn Missoula	Missoula, Montana	76	640
Red Lion Inn Astoria	Astoria, Oregon	122	5,118
Red Lion Inn Bend North	Bend, Oregon	75	2,000
Red Lion Hotel Coos Bay	Coos Bay, Oregon	145	5,000
Red Lion Hotel Eugene	Eugene, Oregon	137	5,600
Red Lion Hotel Medford	Medford, Oregon	185	9,552
Red Lion Hotel Pendleton	Pendleton, Oregon	170	9,769
Red Lion Hotel Kelso/Longview	Kelso, Washington	161	8,670
Red Lion River Inn	Spokane, Washington	245	2,800
Red Lion Hotel Vancouver (at the Quay)	Vancouver, Washington	160	14,785
Red Lion Hotel Wenatchee	Wenatchee, Washington	149	7,678

Leased Hotels (12 properties)		1,807	80,212

Other Leased Hotels
Anaheim Maingate(1)	Anaheim, California	310	5,000

Other Leased Hotels (1 property)		310	5,000

		Total	Meeting
		Available	Space
Property	Location	Rooms	(sq. ft.)

Other Managed Hotels
The Grove(2)	Boise, Idaho	254	36,000

Managed Hotels (1 property)		254	36,000

Red Lion Franchised Hotels
Red Lion Inn & Suites Victoria	Victoria, BC Canada	85	450
Red Lion Hotel Bakersfield	Bakersfield, California	165	6,139
Red Lion Hotel Modesto	Modesto, California	186	6,600
Red Lion Hotel Denver Central	Denver, Colorado	297	15,206
Red Lion Hotel Denver Downtown(2)	Denver, Colorado	169	1,240
Red Lion Hotel Lewiston	Lewiston, Idaho	183	12,259
Red Lion Hotel & Casino Elko	Elko, Nevada	222	3,000
Red Lion Hotel & Casino Winnemucca	Winnemucca, Nevada	105	1,271
Red Lion Inn & Suites McMinnville	McMinnville, Oregon	67	1,312
Red Lion Inn Portland Airport	Portland, Oregon	136	3,000
Red Lion Hotel Portland Convention Center	Portland, Oregon	174	6,000
Red Lion Hotel Salem	Salem, Oregon	148	10,000
Red Lion Hotel on the River — Jantzen Beach	Portland, Oregon	318	35,000
Red Lion Hotel Tacoma	Tacoma, Washington	119	750
Red Lion Hotel Seattle South	Seattle, Washington	117	3,990
Selkirk Lodge at Schweitzer Mountain — a Red Lion Hotel(2)	Sandpoint, Idaho	82	8,784
White Pine Lodge at Schweitzer Mountain — a Red Lion Hotel(2)	Sandpoint, Idaho	50	4,000
Red Lion Hotel Idaho Falls	Idaho Falls, Idaho	138	8,800
Red Lion Klamath Falls	Klamath Falls, Oregon	108	1,200
Red Lion Hillsboro	Hillsboro, Oregon	123	3,200
Red Lion Hotel Sacramento at Arden Village(3)	Sacramento, California	376	19,644

Franchised Hotels (21 properties)(4)		3,368	151,845

Total — All Hotels (53 properties)		9,388	472,529

Total Red Lion Hotels (51 properties)		8,824	431,529

(1)	Represents a hotel acquired in the fourth quarter of 2007 that is being repositioned as a Red Lion. It is currently flagged as independent.

(2)	Subsequent to December 31, 2007, the franchise or management agreements expired and were not renewed. Therefore, these hotels will leave our system in 2008.

(3)	We entered into a sublease agreement for the Red Lion Hotel Sacramento in July 2007 and simultaneously entered into a long-term franchise agreement.

(4)	We entered into a long term franchise agreement for the Red Lion Baton Rouge, a full service hotel that opened in January 2008 after a multi-million dollar renovation. This hotel has not been included in the property count at December 31, 2007.

Owned and Leased Hotels

Owned hotels are those properties which we operate and manage and have ownership of the hotel facility, equipment, personal property, other structures and in most cases, the land. We recognize revenues and expenses on these properties, including depreciation where appropriate.

Leased hotels are those properties which we operate and manage and may have ownership of some or all of the equipment and personal property on site, however, the hotel facility and usually underlying land is occupied under an operating lease from a third party. We recognize revenues and expenses on these properties, including lease expense. The most significant leases, with expiration dates ranging from 2020 to 2035 and having renewal provisions, typically require us to pay fixed monthly rent and variable rent based on a percentage of revenue if certain sales thresholds are reached. In addition, we are responsible for repairs and maintenance, operating expenses and management of operations. For additional information on leases, refer to Note 13 of Notes to Consolidated Financial Statements.

Managed Hotels

Under the typical hotel management agreement, we manage virtually all aspects of the hotel’s operations while the hotel owner is responsible for operating and other expenses. Our management fees are based on a percentage of the hotel’s gross revenue plus an incentive fee based on operating performance. As of December 31, 2007, we managed one third-party owned hotel with a total of 254 rooms and 36,000 square feet of meeting space. Effective January 1, 2008, this hotel did not renew its agreement and left our system.

Franchised Hotels

During the third quarter of 2007, we subleased the Red Lion Hotel Sacramento to a third party and simultaneously entered into a long-term franchise agreement. Including Sacramento, we had 21 franchised hotels that were owned and operated by third parties under our licensed brand name at December 31, 2007, not including our franchised hotel in Baton Rouge, Louisiana, which came on-line in January 2008. These hotels have a total of 3,368 rooms and 151,845 square feet of meeting space.

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

All franchised hotels were required to meet Red Lion’s upscale brand standards by the end of 2007. Sixteen of our franchised hotels have met or are expected to meet our elevated brand standards. We anticipate that between two and four franchised hotels may not meet the elevated brand standards, which may result in the termination of these franchises in the first half of 2008. In addition, franchise agreements for three hotels are terminating in the first quarter of 2008, resulting in their removal from the system.

Discontinued Operations and Assets Held For Sale

In November 2004, we announced our plan to divest non-strategic assets, including eleven of our owned hotels, certain commercial office buildings and certain other non-core properties including condominium units and certain parcels of excess land (collectively referred to as “the divestment properties”). Each of the divestment properties met the criteria to be classified as an asset held for sale. The activities of the hotels and commercial office buildings were considered discontinued operations under generally accepted accounting principles and have been separately disclosed on our consolidated statement of operations, comparative for all periods presented when they existed. Likewise, the assets and liabilities of the business units have been segregated and separately stated on our consolidated balance sheet for all periods presented when they existed.

During 2005, we sold seven of the eleven hotels included under the November 2004 divestment plan and one commercial office building, and during 2006 we sold three additional hotels. During the second quarter of 2007, we sold the remaining hotel located in Kalispell, Montana for gross proceeds of $3.9 million. In total, we received

$72.6 million in gross proceeds from the sale of these assets which were used primarily to finance a company-wide hotel renovation program, to repay $20.0 million in debt and for general corporate purposes.

We also hold undeveloped land that had been classified as held for sale on the consolidated balance sheet. While continuing to pursue the disposition of the assets, we determined the land no longer met the accounting criteria for such classification. During June 2007, approximately $0.7 million was reclassified to property and equipment for all periods presented.

During the fourth quarter of 2006, we listed for sale a commercial office complex located in Spokane, Washington that was included as a component of discontinued operations on the consolidated financial statements. In September 2007, we sold the complex for $13.3 million and recognized a net gain on the sale of $1.2 million. For additional information, see Note 3 of Notes to Consolidated Financial Statements.

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

Item 4.	Submission of Matters to a Vote of the Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

Item 4A.	Executive Officers of the Registrant

Set forth below is information regarding our directors, executive officers and certain key employees as of March 12, 2008:

Name	Age	Position

Donald K. Barbieri	62	Chairman of the Board
Richard L. Barbieri	65	Director
Ryland P. “Skip” Davis	67	Director
Jon E. Eliassen	61	Director
Anupam Narayan	54	President, Chief Executive Officer, Chief Financial Officer and Director
Peter F. Stanton	51	Director
Ronald R. Taylor	60	Director
John M. Taffin	44	Executive Vice President, Hotel Operations
Thomas L. McKeirnan	39	Senior Vice President, General Counsel and Secretary
Anthony F. Dombrowik	37	Senior Vice President, Corporate Controller and Principal Accounting Officer
Jack G. Lucas	55	Vice President and President, TicketsWest

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

Ryland P. “Skip” Davis, Mr. Davis has been a director since May 2005. He currently is the Chief Executive Officer of Providence Strategic Ventures, a new division of Providence Health and Services, the sixth largest Catholic health system in the Unites States. From 1998 to 2007, he served as Chief Executive Officer of Providence Health Care and from 1996 to 1998 as Chief Executive Officer of Sacred Heart Medical Center in Spokane. From 1993 to 1996, Mr. Davis was Senior Vice President for the Hunter Group, a hospital management firm specializing in healthcare consulting and management nationally. From 1988 to 1993, he was Chairman and CEO of Synergos Neurological Centers, Inc., in Santa Ana and Sacramento, California. From 1987 to 1988, he was President of Diversified Health Group, Inc., of Sacramento. From 1982 to 1987, he worked for American Health Group International as President and CEO of Amerimed in Burbank, California, and as Executive Vice President of Operations. From 1981 to 1982, he worked for Hospital Affiliates International, as Group Vice President in Sacramento, and as CEO of Winona Memorial Hospital in Indianapolis, Indiana. From 1972 to 1975, he was Associate Administrator of San Jose Hospital and Health Care Center in San Jose, California and from 1968 to 1971, Assistant Administrator of Alta Bates Hospital in Berkeley, California. He has done numerous private business ventures related to healthcare. Mr. Davis is a Fellow of the American College of Health Care Executives and has published articles in “Modern Healthcare,” “Health Week,” and other business publications regarding healthcare issues and perspectives. Mr. Davis is currently on the Board and is Chair of the Spokane Area Chamber of Commerce, on the Boy Scouts of America Inland Northwest Council Board, and a member of the Washington State University Advisory Council.

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

Anupam Narayan.  Effective February 11, 2008, Mr. Narayan was appointed President and Chief Executive Officer. Prior to that, Mr. Narayan was our Executive Vice President, Chief Investment Officer and Chief Financial Officer since January 2005. He has been with the company since November 2004, when he was first appointed Executive Vice President and Chief Investment Officer. Mr. Narayan has nearly 25 years of experience in the hospitality industry. From 1998 to March 2004, he served in various capacities as an executive officer of Best Western International Inc., including his most recent position as Senior Vice President, Global Brand Management and Chief Financial Officer and a three-month period as Acting President and Chief Executive Officer during 2002. From 1985 to 1998, Mr. Narayan was employed by Doubletree Corporation and Red Lion Hotels, Inc., serving as Senior Vice President and Treasurer immediately prior to his move to Best Western. He has served on the board of the International Hotel and Restaurant Association and as Chairman of its Chains Council.

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

John M. Taffin.  Mr. Taffin has been our Executive Vice President, Hotel Operations since September 2003. He originally joined us in 1995 and held the position of Regional Manager from November 1995 to July 1997 and Vice President Hotel Operations from August 1997 to September 2002. From August 2002 to August 2003 he was managing partner of Yogo Inn of Lewistown, Inc., a Montana based hotel company. Mr. Taffin started his hospitality industry career with Red Lion Hotels in 1982. During the period from 1982 to 1986 he held mid-management positions with Red Lion Hotels in Idaho, Washington and Oregon. In 1986 he was promoted to General Manager and during the following nine years managed Red Lion Hotels in Idaho, Washington and Oregon. In 1986 he was promoted to General Manager and during the following nine years managed Red Lion Hotels in Idaho, Washington, Oregon and California. In 2007, Mr. Taffin was appointed by the governor of the state of Washington to the Washington State Tourism Commission. He has served as the President of the Washington State Hotel and Lodging Association and as a board member of the Spokane Public Facilities District, the Spokane Lodging Tax Advisory Committee and the Washington State Tourism Advisory Committee.

Thomas L. McKeirnan.  Mr. McKeirnan has been our Senior Vice President, General Counsel and Secretary since February 2005. Prior to that he served as Vice President, General Counsel and Secretary from January 2004 through February 2005 and Vice President, Assistant General Counsel from July 2003 to January 2004. Prior to joining us, Mr. McKeirnan was a partner at the Spokane, Washington law firm of Paine Hamblen Coffin Brooke & Miller LLP from January 2002 until July 2003 and an associate attorney at the same firm from 1999 to 2001. Mr. McKeirnan was an associate attorney with the Seattle, Washington law firm of Riddell Williams P.S. from 1995 until 1999. Mr. McKeirnan’s private legal practice focused on corporate, transactional, real estate and securities law, with an emphasis on the hospitality industry. While in private practice, Mr. McKeirnan represented us as outside counsel on various strategic and transactional matters and also represented WestCoast Hotels, Inc. prior to our acquisition of that company.

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

(a) Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RLH”. The following table sets forth for the periods indicated the high and low closing sale prices for our common stock on the NYSE:

	High	Low

2007
Fourth Quarter (ended December 31, 2007)	$10.80	$9.52
Third Quarter (ended September 30, 2007)	$12.94	$8.87
Second Quarter (ended June 30, 2007)	$13.04	$12.10
First Quarter (ended March 31, 2007)	$12.92	$10.62
2006
Fourth Quarter (ended December 31, 2006)	$13.06	$10.50
Third Quarter (ended September 30, 2006)	$11.13	$9.50
Second Quarter (ended June 30, 2006)	$14.00	$10.60
First Quarter (ended March 31, 2006)	$13.65	$8.35

(b) The closing sale price of the common stock on the NYSE on February 29, 2008 was $8.01. As of that date, there were approximately 102 shareholders of record of the common stock.

(c) We have not paid any cash dividends on our common stock during the last two fiscal years and do not anticipate paying any in the foreseeable future. We intend to retain earnings to provide funds for the continued growth and development of our business. Any determination to pay cash dividends in the future will be at the discretion of our board of directors, who periodically review our dividend policy on common shares.

(d) The following table provides information as of December 31, 2007 on plans under which equity securities may be issued to employees, directors or consultants:

(c)
	(a)		Number of Securities
	Number of Securities	(b)	Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity Compensation Plans Approved by Security Holders:
1998 Stock Incentive Plan(1)	946,992	$6.37	—
2006 Stock Incentive Plan	329,542	$12.58	619,697
Equity Compensation Plans Not
Approved by Security Holders	—	—	—

Total	1,276,534	$7.98	619,697

(1)	No further grants will be made under the 1998 Stock Incentive Plan.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Read Lion Hotels Corporation, The Russell 2000 Index
And The S&P Hotels, Tesorts & Cruise Lines Index

Issuer Purchases of Equity Securities

In September 2007, the Company announced a common stock repurchase program for up to $10.0 million. As provided in the below table and as discussed further in Note 10 of Notes to Consolidated Financial Statements, the Company repurchased 924,200 shares at a cost of $9.1 million during the fourth quarter of 2007, excluding commissions paid. During January 2008, the Company repurchased an additional 93,000 shares for an aggregate cost of $0.9 million.

				Maximum Number (or
				Approximate Dollar Value)
			Total Number of Shares	of Shares that
		Average	Purchased as Part of	May Yet be
	Total Number of	Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	per Share	Plans or Programs	Plans or Programs
				(In thousands)

10/1/07 — 10/31/07	20,700	$9.95	20,700	$9,794
11/1/07 — 11/30/07	383,800	$9.85	383,800	$6,014
12/1/07 — 12/31/07	519,700	$9.85	519,700	$895

Total for quarter	924,200	$9.85	924,200

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003. The selected consolidated statement of operations and balance sheet data are derived from our audited financial statements. The audited consolidated financial statements for certain of these periods are included elsewhere in this annual report. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified in their entirety by, our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this annual report. Operating activities and the balance sheet of discontinued operations have been reflected on a comparable basis for all years presented.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Consolidated Statement of Operations Data Continuing Operations:
Total revenues	$186,893	$170,368	$163,053	$161,964	$156,399
Operating expenses(1)	$171,515	$157,060	$151,604	$150,791	$145,133
Operating income	$15,378	$13,308	$11,449	$11,173	$11,266
Expense of early extinguishment of debt, net(2)	$—	$(5,266)	$—	$—	$—
Net income (loss) from continuing operations(2)	$5,231	$(520)	$(977)	$(626)	$2,221
Net income (loss) from continuing operations applicable(2) to common shareholders	$5,231	$(520)	$(977)	$(1,003)	$(319)
Earnings (loss) per share applicable to common shareholders before discontinued operations:
Basic and Diluted	$0.27	$(0.03)	$(0.08)	$(0.08)	$(0.02)
Discontinued Operations:
Net gain (loss) on disposal of discontinued business units, net of income tax expense (benefit)(3)	$932	$(133)	$3,747	$(5,770)	$—
Income (loss) from operations of discontinued business units, net of income tax expense or benefit	$(113)	$78	$1,725	$111	$(1,002)
Earnings (loss) on discontinued operations:
Basic and Diluted	$0.05	$—	$0.42	$(0.43)	$(0.08)
Net Income (Loss)	$6,050	$(575)	$4,495	$(6,285)	$1,219
Total Earnings (Loss) per Common Share:
Basic and Diluted(2)	$0.32	$(0.03)	$0.34	$(0.51)	$(0.10)
Weighted Average Shares Outstanding:
Basic	19,134	16,666	13,105	13,049	12,999
Diluted	19,506	16,666	13,105	13,049	12,999

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Other Data
EBITDA	$34,594	$23,133	$33,570	$18,268	$25,269
EBITDA from continuing operations(2)	$33,138	$22,602	$23,189	$22,115	$21,173
Net cash provided by operating activities	$21,230	$18,962	$11,937	$10,889	$11,338
Net cash used in investing activities	$(12,491)	$(14,000)	$(4,219)	$(21,876)	$(1,310)
Net cash provided by (used in) financing activities	$(7,014)	$(5,247)	$(4,025)	$12,777	$(2,659)
Consolidated Balance Sheet Data
Working capital(4)	$7,559	$10,217	$18,293	$2,322	$856
Assets of discontinued operations	$—	$14,539	$28,041	$68,992	$70,759
Assets held for sale	$—	$—	$—	$884	$—
Property and equipment, net	$260,574	$250,575	$216,605	$216,802	$196,986
Total assets	$344,509	$351,438	$344,083	$364,612	$353,225
Total long-term debt and capital lease obligation	$77,673	$83,005	$118,844	$129,513	$124,824
Debentures due Red Lion Hotels Capital Trust	$30,825	$30,825	$47,423	$47,423	$—
Liabilities of discontinued operations	$—	$4,112	$7,015	$26,650	$27,511
Long-term debt included with discontinued operations	$—	$3,874	$6,223	$25,441	$26,612
Total liabilities	$162,014	$167,647	$222,836	$248,225	$201,036
Preferred stock and related additional paid-in capital	$—	$—	$—	$—	$29,412
Total stockholders’ equity	$182,495	$183,791	$121,247	$116,387	$152,189

(1)	Operating expenses include all direct segment expenses, depreciation and amortization, gain (loss) on asset disposals, hotel facility and land lease, undistributed corporate expenses and conversion expenses, if any.

(2)	During 2006, we reduced our debt by $59.1 million, some of which resulted in expenses for early extinguishment. For 2006, this line item impacted net income from continuing operations by $3.4 million, EBITDA by $5.3 million and earnings per share by $0.20.

(3)	In 2007, the balance includes a net gain on the sale of a commercial office complex of $1.2 million and a net loss of $0.3 million from the sale of the remaining hotel identified in the November 2004 divestment plan. In 2006, the balance includes a loss on disposition of assets of $0.1 million. In 2005, the balance includes a gain on the sale of seven hotels and an office building of $10.2 million and a non-cash impairment charge of $4.5 million on four hotels. In 2004, the balance includes a non-cash impairment charge of $8.9 million on four hotels.

(4)	Represents current assets less current liabilities, excluding assets and liabilities of discontinued operations and assets held for sale.

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

The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income (loss) for the periods presented:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

EBITDA from continuing operations	$33,138	$22,602	$23,189	$22,115	$21,173
Income tax benefit (expense) — continuing operations	(2,207)	1,633	904	876	(51)
Interest expense — continuing operations	(9,172)	(12,072)	(13,987)	(13,489)	(9,324)
Depreciation and amortization — continuing operations	(16,528)	(12,683)	(11,083)	(10,128)	(9,577)

Net income (loss) from continuing operations	5,231	(520)	(977)	(626)	2,221
Income (loss) on discontinued operations	819	(55)	5,472	(5,659)	(1,002)

Net income (loss)	$6,050	$(575)	$4,495	$(6,285)	$1,219

EBITDA	$34,594	$23,133	$33,570	$18,268	$25,269
Income tax benefit (expense)	(2,658)	1,663	(2,083)	3,781	132
Interest expense	(9,331)	(12,263)	(15,386)	(15,507)	(11,150)
Depreciation and amortization	(16,555)	(13,108)	(11,606)	(12,827)	(13,032)

Net income (loss)	$6,050	$(575)	$4,495	$(6,285)	$1,219

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation, development and franchising of midscale and upscale hotels. Established over 30 years ago, the Red Lion brand is nationally recognized and particularly well known in the western United States where most of our hotels are located. The Red Lion brand is typically associated with three and four-star hotels by our customers. As of December 31, 2007, our hotel system contained 53 hotels located in eight states and one Canadian province, with 9,388 rooms and 472,529 square feet of meeting space as provided below:

		Total	Meeting
		Available	Space
	Hotels	Rooms	(sq. ft.)

Red Lion Owned and Leased Hotels (1)	30	5,456	279,684
Other Leased Hotel (2)	1	310	5,000
Managed Hotel (3)	1	254	36,000
Red Lion Franchised Hotels	21	3,368	151,845

Total	53	9,388	472,529

Total Red Lion Hotels	51	8,824	431,529

(1)	Leased hotels are those properties which we operate and manage and have ownership of some or all of the equipment and personal property on site, however, the hotel facility and the underlying land is subject to an operating lease from a third party. Our lease expiration dates range from 2018 to 2035 and have renewal provisions beyond that.

(2)	Represents a hotel acquired in the fourth quarter of 2007 that is being repositioned as a Red Lion, and is currently being operated as an independent hotel.

(3)	Subsequent to December 31, 2007, this hotel did not renew its agreement with Red Lion and has since left our system of hotels.

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

We have historically owned certain commercial real estate. We also have engaged in traditional real estate related services, including developing, managing and acting as a broker for sales and leases of commercial and multi-unit residential properties (collectively referred to as the real estate management business). Together, these operations comprised our real estate segment. Effective April 30, 2006, we divested the real estate management business. In addition, consistent with our strategy of divesting non-core assets, during the fourth quarter of 2006, we listed one of our two remaining wholly-owned commercial real estate properties for sale and have classified its results of operations within discontinued operations for all periods presented. In September 2007, we sold the property for approximately $13.3 million and recognized a pre-tax gain on sale of $1.9 million. For additional information, see Note 3 of Notes to Consolidated Financial Statements.

Our remaining activities, none of which constitutes a reportable segment, have been aggregated into “other,” including the remaining operations of our former real estate segment, which have been reclassified for all comparative periods, where appropriate.

Results of Operations

For the year ended December 31, 2007, net income was $6.1 million (or $0.32 per share), compared to a net loss of approximately $0.6 million (or $0.03 per share) in 2006 and net income of $4.5 million (or $0.34 per share) in 2005. A summary of our consolidated statement of operations is as follows:

	2007	2006	2005

Total revenue	$186,893	$170,368	$163,053
Operating expenses	171,515	157,060	151,604

Operating income	15,378	13,308	11,449
Other income (expense):
Interest expense	(9,172)	(12,072)	(13,987)
Expense of early extinguishment of debt	—	(5,266)	—
Minority interest in partnerships, net	(34)	56	(60)
Other income, net	1,266	1,821	717

Income (loss) from continuing operations before income taxes	7,438	(2,153)	(1,881)
Income tax expense (benefit)	2,207	(1,633)	(904)

Net income (loss) from continuing operations	5,231	(520)	(977)
Income (loss) from discontinued operations	819	(55)	5,472

Net income (loss)	$6,050	$(575)	$4,495

Earnings (loss) per share — basic and diluted	$0.32	$(0.03)	$0.34

EBITDA	$34,594	$23,133	$33,570
EBITDA from continuing operations	$33,138	$22,602	$23,189

Net income during 2007 improved over the comparative periods, a direct result of an increase in hotel revenues during 2007 to $166.2 million from $154.8 million in 2006 and $146.1 million in 2005. Operating income increased to $15.4 million during 2007, primarily driven by profitability in the hotels segment due to strong gains in both rate and occupancy at our owned and leased hotels. Positive current year operating results were offset by increased depreciation and amortization expense over 2006 and 2005 from the completed hotel renovations. Included in 2006 results was a $1.0 million gain from the sale of the real estate management business.

Results for 2007 reflect the transition of the Red Lion Hotel Sacramento from a leased hotel to a franchise during July 2007, reducing 2007 revenues compared to 2006 by $4.0 million, partially offset by the addition of $1.3 million in revenues from our Anaheim property added during the fourth quarter of 2007. Net income was also positively affected by lower interest expense from the repayment of approximately $50.0 million in long-term debt during the second and third quarters of 2006, and from the non-recurring expense from the early extinguishment of debt of approximately $5.3 million included in 2006 discussed below.

The following table details the impact of certain of the items described above on 2006 net loss from continuing operations, loss per share from continuing operations and EBITDA from continuing operations:

Year Ended December 31,
2006
(In thousands)

Expense of early extinguishment of debt, net	$(5,266)
Gain on disposition of real estate management business	993
Income tax benefit	1,517

Impact of expense of early extinguishment of debt and gain on asset disposition on loss from continuing operations	$(2,756)

Expense of early extinguishment of debt, net	$(0.32)
Gain on disposition of real estate management business	0.06
Income tax benefit	0.09

Impact of expense of early extinguishment of debt and gain on asset disposition on loss per share from continuing operations	$(0.17)

Impact of expense of early extinguishment of debt and gain on asset disposition on EBITDA from continuing operations	$(4,273)

Operating income from continuing operations increased 15.6% in 2007 from 2006 and 16.2% in 2006 from 2005, reflecting comparative improvements in RevPAR, ADR and occupancy and increased margins from our hotel segment. EBITDA from continuing operations in 2007 increased $10.5 million to $33.1 million, or 46.6%, compared to 2006. EBITDA in 2006 was lower by $0.6 million compared to 2005 due to the expense of $5.3 million recorded in 2006 for the early extinguishment of debt.

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

The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income (loss) for the periods presented:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

EBITDA from continuing operations	$33,138	$22,602	$23,189
Income tax benefit (expense) — continuing operations	(2,207)	1,633	904
Interest expense — continuing operations	(9,172)	(12,072)	(13,987)
Depreciation and amortization — continuing operations	(16,528)	(12,683)	(11,083)

Net income (loss) from continuing operations	5,231	(520)	(977)
Income (loss) on discontinued operations	819	(55)	5,472

Net income (loss)	$6,050	$(575)	$4,495

EBITDA	$34,594	$23,133	$33,570
Income tax benefit (expense)	(2,658)	1,663	(2,083)
Interest expense	(9,331)	(12,263)	(15,386)
Depreciation and amortization	(16,555)	(13,108)	(11,606)

Net income (loss)	$6,050	$(575)	$4,495

Revenue

A breakdown of revenues from continuing operations is as follows (in thousands, except for percentage changes):

				2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change

Revenues From Continuing Operations
Hotels:
Room revenue	$114,312	$103,677	$96,296	10,635	10.3%	7,381	7.7%
Food and beverage revenue	48,061	47,517	45,659	544	1.1%	1,858	4.1%
Other hotels revenue	3,795	3,623	4,170	172	4.7%	(547)	(13.1)%

Total hotels segment revenue	166,168	154,817	146,125	11,351	7.3%	8,692	5.9%

Franchise and management revenue	2,756	2,853	2,860	(97)	(3.4)%	(7)	(0.2)%
Entertainment revenue	14,839	10,791	9,827	4,048	37.5%	964	9.8%
Other revenue	3,130	1,907	4,241	1,223	64.1%	(2,334)	(55.0)%

Total revenue	$186,893	$170,368	$163,053	$16,525	9.7%	$7,315	4.5%

2007 Compared to 2006

Revenue from the hotels segment increased $11.4 million, or 7.3%, compared to 2006 primarily due to a 10.3% increase in rooms revenue driven by a 6.6% increase in rate and a 3.1 point increase in occupancy. In addition to generally strong demand and a positive reaction to our renovated product, 2007 hotel revenues were also higher than 2006 results due to the displacement of rooms during renovations in 2006, largely completed by the end of the second quarter of 2006. Our mix of business during 2007 included increased room sales generated from on-line promotional activity and concentrated efforts in attracting high-yield contract business, offset by a shift from lower rate volume and contract business. Food and beverage revenue increased $0.5 million , or 1.1%, during 2007 from 2006. In October 2007, we added the Anaheim property and in July 2007 we subleased and franchised the Red Lion Sacramento property. The net impact of these property changes was a decrease in 2007 revenues of $2.7 million.

Revenue from the franchise and management segment decreased $0.1 million primarily due to fewer franchisees in our system during 2007 compared to 2006. Revenues increased $4.0 million in the entertainment segment, primarily during the fourth quarter of 2007 due to revenues generated from our 12-week production of Walt Disney’s The Lion King in Honolulu, Hawaii. Other segment revenues increased to $3.1 million during 2007 from $1.9 million during 2006, impacted by our 50% increase in ownership of a retail and hotel property in December 2006 and included in consolidation during all of 2007 (for additional information, see Note 5 of Notes to Consolidated Financial Statements).

2006 Compared to 2005

During 2006, revenue from the hotels segment increased $8.7 million, or 5.9%, compared to 2005. Rooms revenue increased $7.4 million, or 7.7%, driven by rate increases. Occupancy was slightly lower year-on-year, both due to the impact of rooms displaced by renovations in 2006 as well as to our decision to move from lower rate volume and contract business to higher rate and more profitable corporate, transient and group business. The rate increases were affected both by the mix strategy and capital investment in our hotels. Food and beverage revenue increased 4.1% in 2006 from 2005, primarily due to increased banquet-related revenues. Incidental revenues from guest amenities and other sources of revenue for the hotel segment were down 13.1% between comparative periods, primarily due to the continued decrease in room telephone and movie revenues and the closure of gift shops in two hotels; which have subsequently been leased to third-party retail businesses.

In 2005, we completed the implementation of our Stay Comfortable initiative and began major room renovations in several hotels including new floor and wall coverings, tiled bathroom floors, granite vanities and other bathroom upgrades, enhanced guest room features including new plush pillow top mattresses and upgraded linen and pillow packages, large work desks and ergonomic chairs and amenities such as complimentary wireless internet access . In 2006, this work was substantially completed and work began on common areas such as lobbies and restaurants. Guest reaction to renovations in the hotels was positive and we experienced a period of strong growth in 2006 in our hotels segment. The ADR increases between comparable periods experienced in the first and second quarters of 2006 accelerated in the second half of the year. Occupancy was lower in the first half of 2006 due to displacement and slightly lower in the second half of 2006 as we changed our mix of business. Overall RevPAR from owned and leased hotels grew by 7.7% from that experienced in 2005.

Revenue from the franchise and management segment remained steady at $2.9 million in 2006 and 2005. Included in 2006 revenues is a franchise termination fee of $145,000, increased revenues from the addition of franchises from previously company-owned properties and increased revenues from increased RevPAR at these hotels. This impact was offset by $0.3 million received in 2005 for a management contract termination fee triggered by the sale of a property that left our system in 2003.

Entertainment segment revenue increased 9.8% in 2006 from 2005, driven primarily by the result of differences in the type and mix of shows presented. Ticketing revenue in aggregate was relatively constant. The entertainment segment generates greater revenue when it presents shows on a “gross” basis, compared to “net” productions in which it only receives commissions for tickets sold. During 2006, we presented seven “gross” shows and two “net” shows, compared to four “gross” and four “net” shows during 2005. During the fourth quarter of 2005, we presented a six week “net” production of Walt Disney’s The Lion King in Spokane, Washington, for which we received commissions for tickets sold and other fees.

Other revenue decreased from 2005 to 2006 primarily as a result of the sale of the real estate management business in 2006, as well as the sale of 50% of the Kalispell mall in 2005.

Operating Expenses

Operating expenses include direct operating expenses for each of the operating segments, hotel facility and land lease expense, depreciation and amortization, gain or loss on asset dispositions and undistributed corporate expenses. In the aggregate, operating expenses from continuing operations during 2007 increased $14.5 million over 2006, compared to a $5.5 million increase from 2005 to 2006. A breakdown of our operating expenses is provided in the table below, as well as direct margins by segment for each of the three years ending December 31, 2007:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except for percentage changes)

Operating Expenses From Continuing Operations
Hotels	$127,431	$122,596	$118,375
Franchise and management	814	808	652
Entertainment	12,812	9,109	8,395
Other	2,037	1,866	3,523
Depreciation and amortization	16,528	12,683	11,083
Hotel facility and land lease	6,490	6,449	6,553
Gain on asset dispositions, net	(437)	(1,705)	(1,040)
Undistributed corporate expenses	5,840	5,254	4,063

Total operating expenses	$171,515	$157,060	$151,604

Hotels revenue — owned(1)	$114,364	$104,495	$97,823
Direct margin(2)	$29,520	$24,053	$21,447
Direct margin%	25.8%	23.0%	21.9%
Hotels revenue — leased	$51,804	$50,322	$48,302
Direct margin(2)	$9,217	$8,168	$6,303
Direct margin%	17.8%	16.2%	13.0%
Franchise and management revenue	$2,756	$2,853	$2,860
Direct margin(2)	$1,942	$2,045	$2,208
Direct margin%	70.5%	71.7%	77.2%
Entertainment revenue	$14,839	$10,791	$9,827
Direct margin(2)	$2,027	$1,682	$1,432
Direct margin%	13.7%	15.6%	14.6%
Other revenue	$3,130	$1,907	$4,241
Direct margin(2)	$1,093	$41	$718
Direct margin%	34.9%	2.1%	16.9%

(1)	Continuing operations only

(2)	Revenues less direct operating expenses.

2007 Compared to 2006

Direct hotel expenses increased 3.9% during 2007 over 2006, compared with a hotel segment revenue increase of 10.3%. Room related expenses increased $2.3 million, or 7.5%, and food and beverage costs increased $0.3 million, or 0.7%. Current year results reflect the addition of Anaheim during the fourth quarter of 2007, and the transition of the Red Lion Hotel Sacramento from an owned/leased hotel to a franchise during July 2007, where we have included operating expenses for seven months as compared to the full year of 2006. Hotel segment costs were also affected by increased reservation, promotional and marketing related costs directly related to the increase in hotel revenue and occupied rooms, increased utility and general maintenance costs and increased payroll and employee benefit related costs. Overall, the hotel segment had a direct profit of $38.7 million during 2007 compared to $32.2 million in 2006, for a direct margin improvement of 250 basis points. Hotel direct margin was 23.3% in 2007 compared to 20.8% in 2006.

Direct costs for the franchise and management segment remained approximately the same during 2007 compared to 2006. Entertainment costs increased $3.7 million in 2007 over 2006 primarily related to The Lion King production in Honolulu discussed above, as well as from a slower ticketing market in some of our regions compared to 2006 and monthly fees that commenced during the second quarter of 2007 associated with the implementation of a new ticketing software platform. Overall, segment profit from entertainment increased $0.3 million, or 20.5%. Other segment expenses increased $0.2 million during 2007, while segment profit grew by $1.1 million during 2007 related to the repurchase of a 50% interest and reconsolidation of the operating results of a retail and hotel property in Kalispell, Montana in December 2006.

Depreciation and amortization increased 30.3% during 2007 compared to 2006, related directly to our hotel renovations.

The net gain on asset dispositions decreased by $1.3 million in 2007 from 2006, primarily due to a $1.0 million gain recorded during 2006 from the divestment of the real estate management business in April of that year. For additional information on the sale of the real estate management business, see Note 4 of Notes to Consolidated Financial Statements. In addition during 2007, we recorded a loss of $0.3 million on sign dispositions at our hotels that have all been replaced upon completion of renovations. The net gain on asset dispositions also reflects the ongoing recognition of deferred gains on a previously sold office building and a hotel for which we entered into a long-term lease arrangement.

Undistributed corporate expenses were $0.6 million higher during 2007 compared to 2006 primarily attributable to increased audit, legal and outside consultant fees, as well as increased compensation levels, including employee medical costs and SFAS 123(R) option and ESPP expenses, offset by lower Sarbanes-Oxley related expenditures. Undistributed corporate expenses include general and administrative charges such as corporate payroll, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified to a particular segment are distributed, such as accounting, human resources and information technology, and are included in direct expenses.

2006 Compared to 2005

Direct hotel expenses increased 3.6% during 2006 from 2005, compared with a hotel segment revenue increase of 5.9%. Room related expenses increased $0.8 million, or 2.8%, and food and beverage costs increased $0.5 million, or 1.3%. Costs in 2006 were also affected by increased sales related costs, including marketing charges and compensation related to revenue performance, increased utility costs and payroll related costs directly related to the hotels. Overall, the segment had a direct profit of $32.2 million in 2006, compared to $27.8 million in 2005, for a direct margin improvement of 182 basis points. Hotel direct margin was 20.8% in 2006 compared to 19.0% in 2005.

Direct costs for the franchise and management segment increased 23.9% in 2006 from 2005, primarily related to increased advertising and trade show activities and the addition of personnel, partially offset by a reduction in bad debt expense. Segment profit during 2006 and 2005 was $2.0 million and $2.2 million, respectively.

Entertainment costs increased 8.5% in 2006 from 2005, a direct effect of the number of shows presented on a net basis instead of a gross basis, for an overall segment direct profit of $1.7 million in 2006 compared to $1.4 million in 2005.

Depreciation and amortization increased 14.4% in 2006 from 2005, primarily related to increased capital additions in 2005 and 2006 related to hotel renovations.

The net gain on asset dispositions increased by $0.7 million in 2006 from 2005, primarily due to a $1.0 million gain on the divestment from the real estate management business in April 2006. The net gain on asset dispositions also includes the recognition of deferred gains on a previously sold office building and a hotel for which we entered into a long-term lease arrangement.

Undistributed corporate expenses were $1.2 million higher in 2006 from 2005 primarily attributable to expenses associated with equity compensation under SFAS No. 123(R), which became effective for us on January 1, 2006, and costs to comply with Section 404 of the Sarbanes-Oxley Act, which became effective for us as of December 31, 2006.

Interest Expense

2007 Compared to 2006

Interest expense for the year ended December 31, 2007, decreased 24.0% to $9.2 million, compared to $12.1 million recorded during 2006, a result of the repayment of over $50 million in debt in 2006 as discussed below. Our average pre-tax interest rate on debt during both 2007 and 2006 was 7.8%.

2006 Compared to 2005

Interest expense for the year ended December 31, 2006, decreased 13.7% to $12.1 million, compared to $14.0 million recorded in 2005, a result of the repayment of debt discussed below. Our average pre-tax interest rate on debt during 2006 was 7.8%, compared to 7.9% during 2005.

In June 2006, we repaid approximately $16.6 million of our then outstanding 9.5% debentures due Red Lion Hotels Capital Trust and a $0.8 million premium, as required by the governing trust agreement in connection with our public common stock offering in May 2006. In September 2006, we repaid approximately $33.4 million of securitized debt related to a hotel property through legal defeasance and paid approximately $4.7 million in defeasance costs in connection therewith. In addition, we expensed approximately $0.2 million related to unamortized deferred loan fees associated with this debt. These expenses for the early extinguishment of debt were partially offset by a gain recognized of $0.5 million related to an incentive achieved for meeting development targets in connection with the renovation and expansion of a hotel. In total during 2006, we recognized an expense for the early extinguishment of debt of $5.3 million.

Other Income (Expense)

The change in other income (expense) in 2006 from 2005 is primarily due to interest income on invested cash balances derived from the proceeds of asset sales in 2005 and 2006 and from our public offering in May 2006. During 2007, cash balances were lower than 2006, resulting in decreased interest income.

Income Taxes

2007 Compared to 2006

In 2007, we recorded income tax expense of $2.2 million compared to an income tax benefit of $1.6 million recorded in 2006. In 2007, we realized additional taxable income compared to 2006 although during 2006, we took advantage of certain tax free investment income that resulted in the tax benefit during that year. The experienced rate on pre-tax net income differed from the statutory combined federal and state tax rates primarily due to the utilization of certain incentive tax credits allowed under federal law, certain tax free investment income and the tax-free nature of the $1.0 million gain on the divestment from the real estate management business in April 2006, as discussed below.

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

Discontinued Operations

During 2005, we sold seven of the eleven hotels included under our November 2004 divestment plan, as discussed in Note 3 of Notes to Consolidated Financial Statements, and one commercial building. During 2006, we sold three additional hotels. During the second quarter of 2007, we sold the remaining hotel located in Kalispell, Montana for gross proceeds of $3.9 million, and in total have received $72.6 million in gross proceeds from the sale of these assets.

During the fourth quarter of 2006, we listed for sale a commercial office complex located in Spokane, Washington that was included as a component of discontinued operations on the consolidated financial statements. In September 2007, we sold the complex to Barbieri Real Estate Company, which is owned by a former executive who is also the brother of two members of the board of directors, for $13.3 million in a tax advantaged transaction as a result of the surrender of operating partnership units of Red Lion Hotels Limited Partnership (“OP units”). The complex was marketed nationally and we received multiple offers at or below that sales price. The consideration for the sale was provided through a combination of a payment of $4.2 million in cash, the exchange for redemption of 97,826 OP Units and the assumption of $7.6 million in long-term debt. This structure allows a portion of our tax on the gain to be deferred, further enhancing our economic return. The sale was approved by the independent members of the board of directors.

During 2007, we recognized a gain on dispositions of $1.4 million, or $0.9 million net of income tax expense. The dispositions during 2006 resulted in a loss of $0.1 million, and the dispositions in 2005 resulted in a gain of $3.7 million, both net of income tax impact. The 2005 gain is net of an impairment loss of $2.9 million, net of tax impact. Consolidated earnings from the activities of discontinued operations resulted in income of approximately $0.8 million during 2007, compared to a loss of $0.1 million in 2006 and income of $5.5 million during 2005, respectively.

Liquidity and Capital Resources

Our financial position is strong and we feel the turmoil in the capital markets has created a favorable environment for strategic buyers with strong balance sheets. We believe we have low leverage and strong credit ratios which will allow us to access capital. Our short-term liquidity needs over the next twelve months will be met through funds generated from operating activities and from existing cash and cash equivalents of $15.0 million at December 31, 2007. We may also draw upon our $50 million credit facility, which can be increased to $100 million subject to satisfaction of various conditions. At December 31, 2007, we had an additional $4.4 million of restricted cash under securitized borrowing arrangements for future payment of furniture, fixtures and equipment, repairs, insurance premiums and real and personal property taxes. A comparative summary of our balance sheets at December 31, 2007 and 2006 is provided below:

	December 31,
	2007	2006

Consolidated balance sheet data (in thousands):
Cash and cash equivalents	$15,044	$13,262
Working capital(1)	$7,559	$10,217
Assets of discontinued operations	$—	$14,539
Property and equipment, net	$260,574	$250,575
Total assets	$344,509	$351,438
Liabilities of discontinued operations	$—	$4,112
Total long-term debt	$83,220	$85,272
Debentures due Red Lion Hotels Capital Trust	$30,825	$30,825
Total liabilities	$162,014	$167,647
Total stockholders’ equity	$182,495	$183,791

(1)	Represents current assets less current liabilities, excluding assets and liabilities of discontinued operations and assets held for sale.

During 2008, we expect cash expenditures to primarily include the funding of operating activities, interest payments on our outstanding indebtedness, additional capital expenditures and the program for repurchasing common stock which was completed in January of 2008. We expect to meet our long-term liquidity requirements for the funding of future property acquisitions and other investments and continued hotel and other various capital improvements through net cash provided by operations, long-term secured and unsecured indebtedness, including our $50 million credit facility, and joint ventures.

We are finished with our major renovation initiative for our owned and leased hotels that began in 2005. The capital investment program represented one of the most significant facility improvement programs in company history, and we remain committed to ongoing capital improvements in order to continue to enhance the Red Lion brand by improving our hotel quality to enhance our guests’ experiences. We believe that by continuing to improve upon the quality of our existing product in areas where customers’ quality expectations are growing, we position our hotels well in our existing markets and make the Red Lion brand more attractive for franchise and other growth opportunities. During 2007, 2006 and 2005, we spent approximately $50 million on hotel renovations, in addition to ongoing maintenance and hotel improvements, and $8.3 million for the purchase of the Anaheim asset acquisition during the fourth quarter of 2007. During 2008, we anticipate spending $16.7 million to fund ongoing maintenance and hotel improvement capital expenditures and Anaheim renovation costs.

Operating Activities

Net cash provided by operations during 2007 totaled $21.2 million, a 12.0% improvement compared to $19.0 million during 2006. Non-cash income statement expenses including depreciation and amortization, provision for deferred tax and stock based compensation, totaled $19.0 million during 2007 compared to $18.5 million in 2006, offset by negative working capital changes, including restricted cash, receivables, accruals, payables and inventories, that resulted in cash flow that was $4.9 million less during the 2007 period than in 2006. In July 2007, we received $3.0 million in deferred lease income as part of the sublease agreement for the Red Lion Hotel Sacramento that will be recognized over the life of the sublease agreement. At December 31, 2007, restricted cash held in escrow for future payments of insurance, property taxes, repairs and other items as required by debt agreements, increased by $1.7 million from December 31, 2006.

Investing Activities

Net cash used in investing activities totaled $12.5 million during 2007, compared to $14.0 million used in 2006. Cash additions to property and equipment decreased 26.8% in 2007 from 2006, although current year results include $8.3 million for the acquisition of the Anaheim assets. Proceeds from the disposition of discontinued operations were $5.2 million less in 2007 than in 2006. During the first quarter of 2007, we liquidated all variable rate demand notes recorded at December 31, 2006, totaling $7.6 million, compared to net liquidations of $7.2 million during 2006. Current year results include $2.2 million held at December 31, 2007, related to cash restricted to fulfill our commitment of $3.0 million in tenant improvements at the Red Lion Hotel Sacramento in connection with its 2007 sublease. During the 2006 period, we also received $0.5 million in proceeds from the repayment of a portion of our investment in Red Lion Hotels Capital Trust.

Financing Activities

Net financing activities used approximately $7.0 million in cash during 2007 compared to $5.2 million during 2006. In 2006, we generated proceeds of $60.4 million through a common stock offering of 5.8 million shares, which was offset by repayment of debentures totaling $17.4 million including expense of early extinguishment, defeasance of $33.4 million under a term note, $4.7 million of defeasance costs, repayment of debt on a sold property of $1.9 million and scheduled principal payments of $3.4 million. During 2007, $2.5 million was repaid in scheduled principal long-term debt payments, offset by additional borrowings of $3.9 million in June 2007 that were later assumed by the buyers of the commercial office complex sold in September 2007. Net financing activities during the 2007 and 2006 periods benefited from the exercise by employees of stock options resulting in proceeds to the company of $0.5 million and $0.7 million, respectively, during the comparative periods. We had no net activity under any credit facility for either period.

In September 2007, we announced a common stock repurchase program for up to $10 million through open market purchases, block purchases or privately negotiated transactions, subject to certain conditions. As of December 31, 2007, we had repurchased 924,200 shares at a cost of $9.1 million. During January 2008, we completed our share repurchase program with the purchase of an additional 93,000 shares for an aggregate cost of $0.9 million.

At December 31, 2007, we had total debt obligations of $114.0 million, of which $63.4 million was securitized debt collateralized by individual hotels with fixed interest rates ranging from 6.7% to 8.1%. Included within outstanding debt are debentures due to the Red Lion Hotels Capital Trust of $30.8 million, which are uncollateralized and due to the trust at a fixed rate of 9.5%.

Of the $63.4 million in securitized debt, three pools of cross securitized debt exist: (i) one consisting of five properties with total borrowings of $21.0 million; (ii) a second consisting of two properties with total borrowings of $18.9 million; and (iii) a third consisting of four properties with total borrowings of $23.5 million. Each pool of securitized debt and the other collateralized hotel borrowings include defeasance provisions for early repayment.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2007 (in thousands):

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt(1)	$109,935	$11,512	$16,324	$34,538	$47,561
Operating leases(2)	69,585	7,971	14,426	10,849	36,339
Service agreements	1,375	275	550	550	—
Debentures due Red Lion
Hotels Capital Trust(1)	153,816	2,928	5,857	5,857	139,174

Total contractual obligations(3)	$334,711	$22,686	$37,157	$51,794	$223,074

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)	Operating lease amounts are net of estimated sublease income of $11.3 million annually.

(3)	With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.

In July 2007, we entered into an agreement to sublease the Red Lion Hotel Sacramento to a third party with an initial lease term expiring in 2020. In connection with the sublease agreement, we received deferred lease income of $3.0 million, which will be amortized over the life of the sublease agreement. The sublease agreement provides for annual rent payments to us of $1.4 million, which has been included above to reduce our consolidated annual lease expense by that amount. As part of the agreement, we have committed to $3.0 million in tenant improvements and as of December 31, 2007, had spent approximately $0.8 million of that amount.

In October 2007, we completed an acquisition of a 100-year — including extension periods — leasehold interest in a hotel in Anaheim, California for $8.3 million, including costs of the acquisition. As required under the terms of the leasehold agreement, we will pay $1.8 million per year in lease payments through April 2011, the amounts of which have been reflected in the above table. At our option, we are entitled to extend the lease for 19 additional terms of five years each, with increases in lease payments tied directly to the Consumer Price Index. Beyond the monthly payments through April 2011, we have not included any additional potential future lease commitment related to the Anaheim property in the table above.

Off-balance Sheet Arrangements

As of December 31, 2007, we had no off-balance sheet arrangements, as defined by SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Other Matters

Franchise and Management Contracts

At December 31, 2007, our system of hotels included one hotel under a management contract and 21 hotels under franchise agreements, representing a total of 3,622 rooms. Franchise agreements for three hotels are terminating in the first quarter of 2008, resulting in their removal from the system. Subsequent to December 31, 2007, our one hotel under a management contract did not renew its agreement and has since left our system of hotels.

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

In 2007, we executed new franchise agreements with new owners of two hotels: the Red Lion Hotel Elko, Nevada, and the Red Lion Hotel Tacoma, Washington. As part of the agreements, the hotels will undergo renovations to comply with our enhanced Red Lion brand standards. During the third quarter of 2007, we entered into a long-term franchise agreement with the Red Lion Hotel Hillsboro, Oregon. All franchised hotels were required to meet Red Lion’s upscale brand standards by the end of 2007. Currently, we expect sixteen franchised hotels to meet our elevated brand standards. We anticipate that between two and four franchised hotels may not meet the elevated brand standards, which may result in the termination of these franchises in the first half of 2008.

During 2007, the temporary franchise agreement for a hotel in Portland, Oregon expired and the hotel left the system. In addition, a limited service property in Vancouver, Washington left the system following a sale and a franchised hotel in San Diego, California ceased being a member of the Red Lion system during the second quarter of 2007. Also during the second quarter, a franchised hotel in Butte, Montana left the system in connection with a legal settlement relating to our acquisition of Red Lion Hotels, Inc. in 2001.

Seasonality

Our business is subject to seasonal fluctuations, with more revenues and profits realized from May through October than during the rest of the year. During 2007, revenues during the second and third quarters approximated 26.2% and 29.2%, respectively, of total revenues for the year, compared to revenues of 21.0% and 23.6% of total revenues during the first and fourth quarters.

Inflation

The effect of inflation, as measured by fluctuations in the U.S. Consumer Price Index, has not had a material impact on our revenues or net income (loss) during the periods under review.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. We consider a critical accounting policy to be one that is both important to the portrayal of our financial condition and results of operations and requires management’s most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements; however, we have also identified our most critical accounting policies and estimates below. Management has discussed the development and selection of our critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosures presented below.

Revenue Recognition and Receivables

Revenue is generally recognized as services are provided. When we receive payment from customers before our services have been performed, the amount received is recorded as deferred revenue until the service has been completed. We recognize revenue from the following sources:

•	Hotels — Room rental and food and beverage sales from owned and leased hotels. Revenues are recognized when our services have been performed, generally at the time of the hotel stay or guest’s visit to the restaurant. This treatment is consistent with others within our industry. Our revenues are significantly impacted by global, national and regional economic conditions affecting the travel and hospitality industry, as well as the relative market share of our hotels compared with our competitors.

•	Franchise and Management — Fees received in connection with the franchise of our brand names and management fees we earn from managing third-party owned hotels. Franchise and management revenues are recognized as earned in accordance with the contractual terms of the franchise or management agreements.

•	Entertainment — Computerized event ticketing services and promotion of Broadway style shows and other special events. Where we act as an agent and receive a net fee or commission, it is recognized as revenue in the period the services are performed. When we are the promoter of an event and are at-risk for the production, revenues and expenses are recorded in the period of the event performance.

•	Other — Primarily from rental income received from our direct ownership interest in a retail mall in Kalispell, Montana that is attached to our Red Lion hotel.

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

Intangible Assets

Our intangible assets include brands and goodwill which we account for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” We do not amortize our brands and goodwill. Instead, we test for impairment annually or more frequently as events or circumstances indicate the carrying amount of an asset may not be recoverable. Our goodwill and other intangible asset impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit, subject to the same general assumptions discussed above for long-lived assets. At December 31, 2007 and 2006, our recorded goodwill and other intangible assets not subject to amortization remained unchanged at $28.0 million. While we have not recognized an impairment loss since we originally recorded goodwill, changes in our estimates and assumptions could affect, potentially materially, our financial condition or results of operations in the future.

Our other intangible assets include management, marketing and lease contracts, the value of which is amortized on a straight-line basis over the weighted average life of the agreements and totaled $11.6 million and $12.1 million, respectively, at December 31, 2007 and 2006. The assessment of these contracts requires us to make certain judgments, including estimated future cash flow from the applicable properties.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements itself. However, this statement applies under other accounting pronouncements that require or permit fair value measurements and may therefore change current practice if an alternative measure of fair value has been used. SFAS No. 157 applies an exchange price notion for fair value consistent with previously preferred practice, with a focus on exit price and market-based measurements as compared to entry price and entity-specific measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in December 2007, the FASB issued proposed FSP FAS 157-b, which would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, we adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of SFAS No. 157 did not materially impact our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, the objective of which is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 on January 1, 2008, did not materially impact our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 are effective for annual periods beginning after December 15, 2008, and early adoption is not permitted. We are currently evaluating the impact that the adoption of SFAS No. 141R and SFAS No. 160 could have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Historically we have been exposed to market risk from changes in interest rates and we may be again in the future. We have managed our exposure to these risks by monitoring available financing alternatives and do not foresee any significant changes in our exposure to fluctuations in interest rates or in how such exposure is managed in the future. However, at December 31, 2007, all of our outstanding debt was subject to fixed interest rates. The below table summarizes our debt obligations at December 31, 2007 on our consolidated balance sheet (in thousands):

								Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value

Long-term debt
Fixed rate	$5,547	$2,597	$2,785	$24,911	$1,639	$45,741	$83,220	$84,565
Average interest rate							7.8%
Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$29,342
Average interest rate							9.5%

Item 8.	Financial Statements and Supplementary Data

See Item 15 of this annual report for certain information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this Item 8.

The following table sets forth supplementary financial data (in thousands except per share amounts) for each quarter for the years ended December 31, 2007 and 2006, derived from our unaudited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements.

	Year Ended December 31,
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2007
Room revenue	$22,655	$31,238	$36,851	$23,568	$114,312
Food and beverage revenue	10,962	12,706	12,007	12,386	48,061
Other hotel revenue	764	895	1,181	955	3,795

Total hotels segment revenue	34,381	44,839	50,039	36,909	166,168
Franchise and management revenue	789	782	701	483	2,756
Entertainment revenue	3,347	2,642	3,030	5,820	14,839
Other revenue	787	731	750	862	3,130

Revenues from continuing operations	$39,304	$48,994	$54,520	$44,074	$186,893

Operating income (loss) from continuing operations	$(1,265)	$5,811	$10,737	$95	$15,378
Income (loss) from continuing operations before income tax	$(3,186)	$3,772	$8,757	$(1,904)	$7,438
Net income (loss) from continuing operations	$(1,980)	$2,509	$5,799	$(1,097)	$5,231
Net income (loss) from discontinued operations	$(26)	$(311)	$1,306	$(150)	$819
Net income (loss)	$(2,006)	$2,198	$7,105	$(1,247)	$6,050
Earnings (loss) per common share — basic	$(0.10)	$0.11	$0.37	$(0.07)	$0.32
Earnings (loss) per common share — diluted	$(0.10)	$0.11	$0.36	$(0.07)	$0.32
2006
Room revenue	$19,749	$27,138	$34,719	$22,071	$103,677
Food and beverage revenue	10,380	12,400	11,990	12,747	47,517
Other hotel revenue	900	913	1,053	757	3,623

Total hotels segment revenue	31,029	40,451	47,762	35,575	154,817
Franchise and management revenue	577	641	847	788	2,853
Entertainment revenue	3,370	2,488	2,519	2,414	10,791
Other revenue	773	137	282	715	1,907

Revenues from continuing operations	$35,749	$43,717	$51,410	$39,492	$170,368

Operating income (loss) from continuing operations	$(1,317)	$5,701	$9,057	$(133)	$13,308
Income (loss) from continuing operations before income tax	$(4,261)	$2,184	$1,799	$(1,875)	$(2,153)
Net income (loss) from continuing operations	$(2,685)	$1,932	$1,338	$(1,105)	$(520)
Net income (loss) from discontinued operations	$(288)	$149	$114	$(30)	$(55)
Net income (loss)	$(2,973)	$2,081	$1,452	$(1,135)	$(575)
Earnings (loss) per common share — basic	$(0.22)	$0.14	$0.08	$(0.06)	$(0.03)
Earnings (loss) per common share — diluted	$(0.22)	$0.13	$0.07	$(0.06)	$(0.03)

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

Financial Statements

The 2007 Consolidated Financial Statements of Red Lion Hotels Corporation are
presented on pages 51 to 81 of this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Red Lion Hotels Corporation
Spokane, Washington

We have audited the accompanying consolidated balance sheets of Red Lion Hotels Corporation as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Lion Hotels Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Red Lion Hotels Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Spokane, Washington
March 12, 2008

RED LION HOTELS CORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$15,044	$13,262
Investments	—	7,635
Restricted cash	4,439	2,756
Accounts receivable, net	10,330	9,309
Inventories	1,416	1,523
Prepaid expenses and other	3,352	3,907
Assets of discontinued operations	—	14,539

Total current assets	34,581	52,931

Property and equipment, net	260,574	250,575
Goodwill	28,042	28,042
Intangible assets, net	11,582	12,097
Other assets, net	9,730	7,793

Total assets	$344,509	$351,438

LIABILITIES
Current liabilities:
Accounts payable	$4,189	$8,732
Accrued payroll and related benefits	6,166	6,058
Accrued interest payable	356	422
Advance deposits	345	315
Other accrued expenses	10,419	10,381
Long-term debt, due within one year	5,547	2,267
Liabilities of discontinued operations	—	4,112

Total current liabilities	27,022	32,287

Long-term debt, due after one year	77,673	83,005
Deferred income	9,169	7,017
Deferred income taxes	17,294	14,259
Minority interest in partnerships	31	254
Debentures due Red Lion Hotels Capital Trust	30,825	30,825

Total liabilities	162,014	167,647

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock — 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock — 50,000,000 shares authorized; $0.01 par value; 18,312,756 and 19,118,692 shares issued and outstanding	183	191
Additional paid-in capital, common stock	140,553	147,891
Retained earnings	41,759	35,709

Total stockholders’ equity	182,495	183,791

Total liabilities and stockholders’ equity	$344,509	$351,438

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands, except per share data)

Revenue:
Hotels	$166,168	$154,817	$146,125
Franchise and management	2,756	2,853	2,860
Entertainment	14,839	10,791	9,827
Other	3,130	1,907	4,241

Total revenues	186,893	170,368	163,053

Operating expenses:
Hotels	127,431	122,596	118,375
Franchise and management	814	808	652
Entertainment	12,812	9,109	8,395
Other	2,037	1,866	3,523
Depreciation and amortization	16,528	12,683	11,083
Hotel facility and land lease	6,490	6,449	6,553
Gain on asset dispositions, net	(437)	(1,705)	(1,040)
Undistributed corporate expenses	5,840	5,254	4,063

Total expenses	171,515	157,060	151,604

Operating income	15,378	13,308	11,449
Other income (expense):
Interest expense	(9,172)	(12,072)	(13,987)
Expense of early extinguishment of debt, net	—	(5,266)	—
Minority interest in partnerships, net	(34)	56	(60)
Other income, net	1,266	1,821	717

Income (loss) from continuing operations before income taxes	7,438	(2,153)	(1,881)
Income tax (benefit) expense	2,207	(1,633)	(904)

Net income (loss) from continuing operations	5,231	(520)	(977)

Discontinued operations:
Income (loss) from operations of discontinued business units, net of income tax (benefit) expense of $(62), $43 and $917, respectively	(113)	78	1,725
Net gain (loss) on disposal of discontinued business units, net of income tax (benefit) expense of $513, $(73) and $2,070, respectively	932	(133)	3,747

Income (loss) from discontinued operations	819	(55)	5,472

Net income (loss)	$6,050	$(575)	$4,495

Earnings per share:
Basic and Diluted
Net income (loss) from continuing operations	$0.27	$(0.03)	$(0.08)
Income from discontinued operations	0.05	—	0.42

Net income (loss)	$0.32	$(0.03)	$0.34

Weighted average shares — basic	19,134	16,666	13,105
Weighted average shares — diluted	19,506	16,666	13,105

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006 and 2005

	Common Stock
			Additional	Retained
	Shares	Amount	Paid-In Capital	Earnings
	(In thousands, except share data)

Balances, January 1, 2005	13,064,626	$131	$84,467	$31,789
Net income	—	—	—	4,495
Stock issued under employee stock purchase plan	31,456	—	152	—
Stock issued under option plan	31,493	—	71	—
Stock based compensation	3,707	—	142	—

Balances, December 31, 2005	13,131,282	131	84,832	36,284
Net loss	—	—	—	(575)
Stock issued for cash, net of issuance costs	5,845,302	58	60,361	—
Stock issued under employee stock purchase plan	22,400	—	149	—
Stock issued under option plan	60,526	1	367	—
Stock based compensation	9,995	1	700	—
Tax benefits related to exercise of stock options	—	—	340	—
OP Units exchanged for common stock	143,498	1	2,273	—
Stock redeemed for sale of business	(94,311)	(1)	(1,131)	—

Balances, December 31, 2006	19,118,692	191	147,891	35,709
Net income	—	—	—	6,050
Stock redeemed under repurchase plan	(924,200)	(9)	(9,096)	—
Stock issued under employee stock purchase plan	19,246	—	195	—
Stock issued under option plan	81,668	1	489	—
Stock based compensation	17,350	—	899	—
Tax benefits related to exercise of stock options	—	—	175	—

Balances, December 31, 2007	18,312,756	$183	$140,553	$41,759

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands)

Operating activities:
Net income (loss)	$6,050	$(575)	$4,495
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,556	13,108	11,606
Gain on disposition of property, equipment and other assets, net	(437)	(1,704)	(935)
(Gain) loss on disposition of discontinued operations, net	(1,445)	207	(5,714)
Expense of early extinguishment of debt, net	—	5,266	—
Deferred income tax provision (benefit)	3,210	838	(2,572)
Minority interest in partnerships	34	(57)	60
Equity in investments	(40)	(152)	63
Imputed interest expense	212	—	—
Stock based compensation expense	901	700	142
Provision for doubtful accounts	53	334	466
Change in current assets and liabilities:
Restricted cash	(1,683)	1,047	(2,045)
Accounts receivable	(941)	(281)	(686)
Inventories	133	341	223
Prepaid expenses and other	714	(2,297)	1,808
Accounts payable	(4,889)	1,430	2,075
Accrued payroll and related benefits	88	50	930
Accrued interest payable	(87)	(241)	(44)
Other accrued expenses and advance deposits	2,801	948	2,065

Net cash provided by operating activities	21,230	18,962	11,937

Investing activities:
Purchases of property and equipment	(25,509)	(34,851)	(22,724)
Proceeds from disposition of property and equipment	22	34	4,904
Proceeds from disposition of discontinued operations	7,918	13,155	27,892
Proceeds from short-term liquid investments	7,635	7,165	(14,800)
Proceeds from (advances to) Red Lion Hotels Capital Trust	(17)	515	(20)
Non-current restricted cash for sublease tenant improvements, net	(2,151)	—	—
Distributions from equity investee	—	—	93
Proceeds from collections under note receivable	—	—	502
Other, net	(389)	(18)	(66)

Net cash used in investing activities	(12,491)	(14,000)	(4,219)

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands)

Financing activities:
Proceeds from note payable to bank	—	—	50
Repayment of note payable to bank	—	—	(50)
Proceeds from long-term debt	—	—	7,874
Repayment of long-term debt including expense of early
extinguishment	(2,479)	(48,179)	(11,724)
Borrowings on long-term debt	3,926	—	—
Common stock redeemed	(9,107)	—
Proceeds from common stock offering	—	60,420	—
Repayment of debentures including expense of early extinguishment	—	(17,403)	—
Proceeds from issuance of common stock under employee stock
purchase plan	196	150	152
Proceeds from stock option exercises	489	708	71
Distributions to operating partnership unit holders	(8)	—	(24)
Additions to deferred financing costs	(31)	(943)	(374)

Net cash used in financing activities	(7,014)	(5,247)	(4,025)

Net change in cash from discontinued operations	57	14	(71)

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	1,782	(271)	3,622
Cash and cash equivalents at beginning of period	13,262	13,533	9,911

Cash and cash equivalents at end of period	$15,044	$13,262	$13,533

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Interest on long-term debt	$9,206	$12,502	$15,648
Income taxes	$1,100	$1,812	$2,408
Cash received during periods for:
Income taxes	$2,514	$691	$1,339
Noncash investing and financing activities:
Tax effect on conversion of stock	$175	$—	$—
Exchange of property and equipment for minority interest	$657	$—	$—
Exchange of common stock for minority interest in partnership	$—	$2,273	$—
Exchange of common stock for real estate management business	$—	$1,131	$—
Note receivable on disposition of discontinued operations	$—	$—	$300
Sale of equipment under note receivable	$—	$—	$37

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation (“RLH,” “Red Lion” or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale and upscale, full service hotels under the Red Lion brand. As of December 31, 2007, the Red Lion system of hotels contained 53 hotels located in eight states and one Canadian province, with 9,388 rooms and 477,529 square feet of meeting space. As of that date, the Company operated 31 hotels, of which 18 are wholly-owned and 13 are leased, managed one hotel owned by a third-party and franchised 21 hotels that were owned and operated by various third-party franchisees.

In addition to hotel operations, the Company is engaged in entertainment operations. Through the entertainment division, which includes TicketsWest.com, Inc., the Company engages in event ticket distribution and promotion and presents a variety of entertainment productions.

Historically, the Company owned certain commercial real estate and engaged in traditional real estate related services, including developing, managing and acting as a broker for sales and leases of commercial and multi-unit residential properties (collectively referred to as the real estate management business). Together with commercial retail and office properties the Company owned, these operations comprised the “Real Estate” segment. Effective April 30, 2006, the Company divested the real estate management business. Any former Real Estate segment activities still part of continuing operations have been included within the “Other” segment for all periods presented. During the third quarter of 2007, the Company sold a wholly-owned commercial real estate property recorded as a discontinued operation, as discussed further in Note 3.

The Company was incorporated in the state of Washington in April 1978, and has operated hotels under various brand names including, until 1999, Cavanaughs Hotels. In 1999, the Company acquired WestCoast Hotels, Inc., and rebranded its Cavanaughs hotels to the WestCoast brand — changing the Company’s name to WestCoast Hospitality Corporation. In 2001, the Company acquired Red Lion Hotels, Inc. In September 2005, after rebranding most of its WestCoast hotels to the Red Lion brand, the Company changed its name to Red Lion Hotels Corporation. The financial statements encompass the accounts of Red Lion Hotels Corporation and all of its consolidated subsidiaries, including its 100% ownership of Red Lion Hotels Holdings, Inc., and Red Lion Hotels Franchising, Inc., and its more than 99% ownership of Red Lion Hotels Limited Partnership (“RLHLP”) further discussed in Note 6.

Up to July 22, 2005, the Company wholly owned a retail and hotel property and included it in consolidation. At that date, the Company sold a 50% tenancy-in-common interest in the property to a third party and reflected its remaining interest in the property as an equity method investment. In December 2006, the Company increased its ownership in the property to 100%. From that date forward, the property was again consolidated.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and include all accounts and wholly and majority-owned subsidiaries’ accounts. All significant inter-company transactions and accounts have been eliminated upon consolidation. In addition, certain other amounts disclosed in prior period statements have been reclassified to

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conform to the current period presentation; however, this reclassification had no effect on net income (loss) or retained earnings as previously reported.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. At times, cash balances at banks and other financial institutions may be in excess of federal insurance limits.

Investments

At December 31, 2006, the Company included variable rate demand notes as current investments on the consolidated balance sheet. Variable rate demand notes are highly liquid short-term investments with maturities of less than one year, and were all liquidated during the first quarter of 2007. The variable rate demand notes were recorded at cost, which approximated fair value at December 31, 2006. Gross realized gains and losses were immaterial in all periods presented.

Restricted Cash

In accordance with the Company’s various borrowing arrangements, at December 31, 2007 and 2006, cash of approximately $4.4 million and $2.8 million, respectively, was held in escrow for the future payment of insurance, property taxes, repairs and furniture and fixtures.

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

The following schedule summarizes the activity in the allowance account for trade accounts receivable for the past three years for continuing operations:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Allowance for doubtful accounts, continuing operations
Balance, beginning of year	$434	$342	$295
Additions to allowance	83	375	451
Write-offs, net of recoveries	(231)	(283)	(404)

Balance, end of year	$286	$434	$342

Inventories

Inventories consist primarily of food and beverage products held for sale at the company operated restaurants and guest supplies. Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property and Equipment

Property and equipment are stated at cost. The cost of improvements that extend the life of property and equipment are capitalized. Interest costs are capitalized as incurred during the construction period for qualifying assets. During 2006 and 2005, the Company capitalized approximately $173,000 and $32,000, respectively. No interest was capitalized in 2007. Repairs and maintenance charges are expensed as incurred.

Depreciation is provided using the straight-line method over the estimated useful life of each asset, which range as follows:

Buildings	25 to 39 years
Equipment	2 to 20 years
Furniture and fixtures	5 to 15 years
Landscaping and improvements	15 years

Valuation of Long-Lived Assets

Management reviews the carrying value of property, equipment and other long-lived assets at least annually, or upon the occurrence of other events or changes in circumstances that indicate the related carrying amounts may not be recoverable. Estimated undiscounted future cash flows are compared with the asset’s current carrying value. Reductions to the carrying value, if necessary, are recorded to the extent the net book value of the asset exceeds the greater of estimated future discounted cash flows or fair value less selling costs, in accordance with SFAS No. 144. During 2005, the Company recorded impairment charges in connection with the sale of certain discontinued operations, as discussed in Note 3 of Notes to Consolidated Financial Statements. No asset impairment charges were recorded during 2007 or 2006.

Goodwill and Intangible Assets

Goodwill represents the excess of the estimated fair value of the net assets acquired during business combinations over the net tangible and identifiable intangible assets acquired. Goodwill is tested for impairment at least annually, or when circumstances dictate, and is not otherwise amortized.

The Red Lion brand name is an identifiable, indefinite life intangible asset that represents the separable legal right to a trade name acquired in a business combination the Company entered into in 2001. Remaining intangible assets consist primarily of the net amortized cost of lease, management and franchise contracts acquired in business combinations, including the one in 2001. The costs of these contracts are amortized over the weighted-average remaining term of the related agreements.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the cost and accumulated amortization of goodwill and other intangible assets (in thousands):

	December 31, 2007			December 31, 2006
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Goodwill	$28,042	N/A	$28,042	$28,042	N/A	$28,042

Intangible assets
Franchise and management contracts	$4,087	$(2,959)	$1,128	$5,882	$(4,377)	$1,505
Brand name	6,878	N/A	6,878	6,878	N/A	6,878
Lease contracts	4,332	(866)	3,466	4,332	(722)	3,610
Trademarks	110	N/A	110	104	N/A	104
Other intangible assets	—	—	—	66	(66)	—

Total intangible assets	$15,407	$(3,825)	$11,582	$17,262	$(5,165)	$12,097

Amortization expense related to intangible assets was approximately $0.5 million, $0.8 million and $0.8 million during the years ended December 31, 2007, 2006 and 2005. Estimated amortization expense for intangible assets over the next five years is as follows (in thousands):

Year Ending
December 31,	Amount

2008	$520
2009	520
2010	520
2011	144
2012	144

$1,848

Goodwill and other intangible assets attributable to each of the Company’s business segments at December 31, 2007 and 2006, were as follows (in thousands):

	2007		2006
		Other		Other
	Goodwill	Intangibles	Goodwill	Intangibles

Hotels	$19,530	$8,103	$19,530	$8,200
Franchise and management	5,351	3,473	5,351	3,891
Entertainment	3,161	6	3,161	6

Total	$28,042	$11,582	$28,042	$12,097

Other Assets

Other assets primarily include deferred loan fees, straight-line rental income, long-term notes receivable and equity method and cost method investments discussed in Note 1. Deferred loan fees are amortized using the effective interest method over the term of the related loan agreement. During 2007 and in connection with the sublease of the Red Lion Hotel Sacramento and subsequent long-term franchise agreement as discussed further in Note 13, the Company committed to approximately $3.0 million in tenant improvements that was segregated as

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

long-term restricted cash and included in other assets on the consolidated balance sheet. At December 31, 2007, the cash balance remaining undisbursed in that account was $2.2 million.

Cost method investments are carried at their original purchase price, less any impairment recognized to date. Equity method investments are carried at cost, adjusted for the Company’s proportionate share of earnings and any investment disbursements. At each of December 31, 2007 and 2006, the Company had a $0.3 million note receivable that bore interest at 7.05% related to its investment in a real estate venture. The note was originally due in August 2007, and was later amended for payment due in February 2011.

Income Taxes

Deferred tax assets and liabilities and income tax expenses and benefits are recognized for the expected future income tax consequences of events that have been recognized in the consolidated financial statements. The deferred tax assets and liabilities are determined based on the temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Certain wholly or partially-owned entities, including RLHLP, do not directly pay income taxes. Instead, their taxable income either flows through to the Company or to the other respective owners of the entities. A valuation allowance against the deferred tax assets has not been established as it’s more likely than not that these assets will be realized.

Revenue Recognition and Receivables

Revenue is generally recognized as services are provided. When payments from customers are received before services have been performed, the amount received is recorded as deferred revenue until the service has been completed. The Company recognizes revenue from the following sources:

•	Hotels — Room rental and food and beverage sales from owned and leased hotels. Revenues are recognized when services have been performed, generally at the time of the hotel stay or guest’s visit to the restaurant.

•	Franchise and Management — Fees received in connection with the franchise of the Red Lion brand name, management fees earned from managing third-party owned hotels and termination fees. Franchise and management revenues are recognized as earned in accordance with the contractual terms of the franchise or management agreements, while termination fees are recorded as revenues as if the agreements were terminated at that date when the provisions of the franchise or management agreements provide for receipt of incentive fees upon termination.

•	Entertainment — Computerized event ticketing services and promotion of Broadway-style shows and other special events. Where the Company acts as an agent and receives a net fee or commission, it is recognized as revenue in the period the services are performed. When the Company is the promoter of an event and is at-risk for the production, revenues and expenses are recorded in the period of the event performance.

In June 2006, the EITF reached a consensus on EITF No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF No. 06-03”). EITF No. 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF No. 06-03 became effective as of December 31, 2006, and did not change the Company’s accounting policy of net presentation, nor have an effect on the Company’s financial position or results of operations.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising and Promotion

Costs associated with advertising and promotional efforts are generally expensed as incurred. During the years ended December 31, 2007, 2006 and 2005, the Company incurred approximately $2.1 million, $1.9 million and $1.9 million, respectively, in advertising expense for continuing operations. In addition, the Company incurred advertising expenses associated with discontinued operations of approximately $0.1 million and $0.2 million, respectively, during 2006 and 2005, and a deminimus amount in 2007. These amounts are exclusive of advertising and promotion spent by the Red Lion Central Program Fund discussed below.

Central Program Fund

In 2002, the Company established the Central Program Fund (“CPF”) in accordance with the Company’s various domestic franchise agreements. The CPF is responsible for certain advertising services, frequent guest program administration, reservation services, national sales promotions and brand and revenue management services intended to increase sales and enhance the reputation of the Red Lion brand. CPF contributions for company owned and managed hotels and those made by the franchisees, based on the individual franchise agreements, total up to 4.5% of room revenue or in some cases are based on reservation fees, frequent guest program dues and other services. The net assets and transactions of the CPF are not included in the accompanying financial statements in accordance with SFAS No. 45, “Accounting for Franchise Fee Revenue.”

For the years ended December 31, 2007, 2006 and 2005, the Company recorded operating expenses of $7.0 million, $6.2 million, and $6.4 million, respectively, based on contributions for the period to the CPF. At December 31, 2007 and 2006, the Company had a net current receivable from the CPF of approximately $1.5 million and $1.6 million, respectively.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share gives effect to all dilutive potential shares that are outstanding during the period and includes outstanding stock options and other outstanding employee equity grants, as well as the effect of minority interests related to operating partnership units of RLHLP (“OP Units”), by increasing the weighted-average number of shares outstanding by their effect.

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

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences.” Under EITF No. 06-2, the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period if an employee’s right to such absence (a) requires the completion of a minimum service period and (b) in which the benefit does not increase with additional years of service pursuant to paragraph 6(b) of SFAS No. 43 for arrangements in which the individual continues to be a compensated employee and is not required to perform duties for the entity during the absence. EITF No. 06-2 was effective for the Company on January 1, 2007, and the adoption of the provisions of EITF No. 06-2 did not materially impact its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements itself. However, this statement applies under other accounting pronouncements that require or permit fair value measurements and may therefore change current practice if an alternative measure of fair value has been used. SFAS No. 157 applies an exchange price notion for fair value consistent with previously preferred practice, with a focus on exit price and market-based measurements as compared to entry price and entity-specific measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in December 2007, the FASB issued proposed FSP FAS 157-b, which would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of SFAS No. 157 did not materially impact its financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, the objective of which is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 on January 1, 2008, did not materially impact the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”  (“SFAS No. 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 are effective for annual periods beginning after December 15, 2008, and early adoption is not permitted. The Company is currently evaluating the impact that the adoption of SFAS No. 141R and SFAS No. 160 could have on its consolidated financial statements.

3.	Assets Held For Sale and Discontinued Operations

In November 2004, the Company announced its plan to divest non-strategic assets, including eleven of its owned hotels, certain commercial office buildings and certain other non-core properties including condominium

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During 2005, the Company sold seven of the eleven hotels included under the November 2004 divestment plan and one commercial building, and during 2006 the Company sold three additional hotels. During the second quarter of 2007, the Company sold the remaining hotel located in Kalispell, Montana for gross proceeds of $3.9 million. In 2006 and 2005, the Company received gross proceeds of approximately $15.8 million and $52.8 million, respectively, and recognized a loss on the disposition of discontinued operations of $0.1 million in 2006 and a gain of $3.7 million in 2005, both net of income tax expense. Proceeds from the sales have been used to finance the company-wide hotel renovation program, to repay $20.0 million in debt and for general corporate purposes. The net impact on consolidated earnings from the activities of these operations resulted in income from discontinued operations of $0.8 million in 2007, compared to a loss of $0.1 million in 2006 and income of $5.5 million in 2005, net of income tax expense.

The 2005 gain on the sale accounted for $6.6 million, net of tax expense, of net income from discontinued operations, offset by the recording of an impairment loss of $2.9 million, net of tax expense, for the four hotel properties. The Company evaluated the divestment properties for potential impairment in accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” The impairment amounts were calculated using expected sales prices, less expected transaction costs, as compared to the carrying value at the date of the evaluation. No impairment loss was recorded during 2007 or 2006.

The Company holds undeveloped land that had been classified as held for sale on the consolidated balance sheet in 2006. While continuing to pursue the disposition of the assets, the Company determined the land no longer meets the accounting criteria for such classification. During June 2007, approximately $0.7 million was reclassified to property and equipment for all periods presented.

During the fourth quarter of 2006, the Company listed for sale a commercial office and retail complex located in Spokane, Washington that was included as a component of discontinued operations on the consolidated financial statements, comparative for all periods presented. In June 2007, the Company borrowed an additional $3.9 million available on an existing construction loan collateralized by the commercial office complex. In September 2007, the Company sold the complex to Barbieri Real Estate Company, which is owned by a former executive who is also the brother of two members of the Company’s board of directors, for $13.3 million in a tax advantaged transaction as a result of the surrender of operating partnership units of RLHLP (“OP units”). The consideration for the sale was provided through a combination of a payment of $4.2 million in cash, the exchange for redemption of 97,826 OP Units (for further information, see Note 10), and the assumption of $7.6 million of debt. The Company recognized a gain on the sale of $1.9 million. The structure of the sale allowed a portion of the tax on the gain to be deferred, further enhancing the economic return to the Company. The sale was approved by the independent members of the Company’s board of directors.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the results of operations for the discontinued operations is as follows (in thousands):

	December 31, 2007			December 31, 2006			December 31, 2005
	Hotel			Hotel			Hotel
	Properties	Other	Combined	Properties	Other	Combined	Properties	Other	Combined

Revenues	$623	$785	$1,408	$6,327	$1,008	$7,335	$21,169	$4,846	$26,015
Operating expenses	(853)	(546)	(1,399)	(5,918)	(689)	(6,607)	(18,672)	(2,297)	(20,969)
Depreciation and amortization	(1)	(25)	(26)	(7)	(418)	(425)	(24)	(742)	(766)
Gain on asset dispositions	—	—	—	—	—	—	12	—	12
Interest expense	—	(159)	(159)	(122)	(69)	(191)	(481)	(1,051)	(1,532)
Interest income	1	—	1	9	—	9	—	—	—
Other income (expense)	—	—	—	—	—	—	(5)	97	92
Minority interest in partnerships	—	—	—	—	—	—	—	(153)	(153)
Income tax benefit (expense)	82	(20)	62	(43)	—	(43)	(715)	(259)	(974)

Net income (loss) from operations	(148)	35	(113)	246	(168)	78	1,284	441	1,725
Gain (loss) on disposal of discontinued business units	(396)	1,841	1,445	(206)	—	(206)	1,145	4,672	5,817
Income tax benefit (expense)	140	(653)	(513)	73	—	73	(413)	(1,657)	(2,070)

Net gain (loss) on disposal of discontinued business units	(256)	1,188	932	(133)	—	(133)	732	3,015	3,747

Net income (loss)	$(404)	$1,223	$819	$113	$(168)	$(55)	$2,016	$3,456	$5,472

In the above table, the comparability of the divestment properties’ activity between periods is impacted by the cessation of operations on the date of sale, as applicable.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no remaining discontinued operations at December 31, 2007. A summary of the assets and liabilities of discontinued operations as of December 31, 2006 is as follows (in thousands):

	December 31, 2006
	Hotel
	Properties	Other	Combined

Cash and cash equivalents	$7	$50	$57
Accounts receivable, net	107	35	142
Inventories	5	—	5
Prepaid expenses and other	77	7	84
Buildings and equipment	2,758	11,914	14,672
Furniture and fixtures	682	146	828
Landscaping and land improvements	113	37	150
Land	2,400	1,493	3,893
Construction in progress	66	3,178	3,244
Less: accumulated depreciation and amortization	(1,939)	(6,931)	(8,870)

Property and equipment, net	4,080	9,837	13,917
Other assets, net	87	247	334

Assets of discontinued operations	$4,363	$10,176	$14,539

Accounts payable	$72	$10	$82
Accrued payroll and related benefits	20	—	20
Accrued interest payable	—	21	21
Advanced deposits	5	16	21
Other accrued expenses	94	—	94
Long-term debt	—	3,874	3,874

Liabilities of discontinued operations	$191	$3,921	$4,112

4.	Real Estate Management Business

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

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

Property and equipment for continuing operations is summarized as follows (in thousands):

	December 31,	December 31,
	2007	2006

Buildings and equipment	$253,905	$226,164
Furniture and fixtures	37,557	34,505
Landscaping and land improvements	5,322	2,764

	296,784	263,433
Less accumulated depreciation and amortization	(99,605)	(84,450)

	197,179	178,983
Land	58,928	58,497
Construction in progress	4,467	13,095

	$260,574	$250,575

In October 2007, the Company completed an asset acquisition of a long-term leasehold interest in a 310-room hotel in Anaheim, California for $8.3 million, including costs of the acquisition. As required under the terms of the assumed leasehold agreement, the Company will pay $1.8 million per year for five years in lease payments, to be adjusted every five years thereafter based on the terms of the agreement and tied directly to the Consumer Price Index. The Company plans to spend approximately $10.0 million on extensive renovations to guest rooms and public areas and reposition the hotel to meet Red Lion brand standards, of which approximately $5.0 million will be spent in 2008.

In July 2005, the Company sold a 50% interest in its Kalispell Center retail and hotel complex to an unrelated third party for $6.3 million, resulting in a net gain of $0.3 million included in continuing operations. The Company continued to manage the retail component of the complex and leased back the WestCoast Kalispell Center Hotel, which was re-branded the Red Lion Kalispell Hotel after undergoing expansion and renovation. The Company’s remaining 50% ownership interest of $6.1 million was reflected as an equity method investment from the date of the sale, as discussed in Note 1. In December 2006, the Company increased its ownership to 100% for approximately $2.0 million in cash and a $3.3 million note payable due in 2008.

In 2003, the Company sold one of its hotels to an unrelated party in a sale-operating leaseback transaction. The pre-tax gain on the transaction of approximately $7.0 million was deferred and is being amortized into income over the period of the lease term, which expires in November 2018 and is renewable for three, five-year terms at the Company’s option. During 2007, 2006 and 2005, the Company recognized income of approximately $0.5 million each year for the amortization of the deferred gain. The remaining balance at December 31, 2007, was $5.1 million.

In 2002, the Company sold an 80.1% interest in its corporate office building, retaining a lease of office space and the remaining ownership interest. A portion of the gain on sale was deferred over the six-year lease term, which concluded amortization at December 31, 2007. The 19.9% interest in the partnership is accounted for under the equity method of accounting and is included as an investment in other noncurrent assets on the consolidated balance sheet, as discussed in Note 6 below. During 2007, 2006 and 2005, the Company recognized income of approximately $0.3 million each year for the amortization of the deferred gain, with no amount outstanding at December 31, 2007.

6.	Other Investments

As of December 31, 2007 and 2006, aggregate investments recorded as noncurrent assets on the consolidated balance sheet totaled $1.3 million and $1.4 million, respectively. During 2007, the Company recorded income from investments of $40,000, compared to losses of $152,000 and $63,000 in 2006 and 2005, respectively.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, the Company holds more than a 99% interest in RLHLP. Partners who hold operating partnership units (“OP Units”) have the right to put those units to RLHLP, in which event either (i) RLHLP must redeem the units for cash, or (ii) the Company, as general partner, may elect to acquire the OP Units for cash or in exchange for a like number of shares of its common stock. In September 2007 and as a component of a commercial office complex discussed above in Note 3, the Company accepted 97,826 OP Units held by limited partners for a fair market value of $9.27 per OP Unit, based upon the trading price for the Company’s common stock during the five days before the sale. The redemption resulted in a non-cash adjustment of the minority interest balance of $0.3 million and an increase of $0.6 million to property and equipment as a result of the step-up in value of the Company’s investment in RLHLP. At December 31, 2007, 44,837 OP Units held by limited partners remained outstanding.

During the first quarter of 2006, the Company elected to issue 143,498 shares of its common stock in exchange for a like number of OP Units that then certain limited partners put to RLHLP. The exchange resulted in a non-cash adjustment of the minority interest balance of $2.2 million, with a corresponding increase to common stock and additional paid-in-capital.

Beginning March 2002, the Company owned a 19.9% partnership interest in its corporate office building as discussed above in Note 5. At both December 31, 2007 and 2006, the Company’s investment balance was approximately $0.7 million. Summarized unaudited financial information with respect to the office building, on a 100% basis, is as follows (in thousands):

	December 31,
	2007	2006

Current assets	$280	$322
Total assets	$12,433	$12,747
Current liabilities	$129	$172
Total liabilities	$9,481	$9,624
Total equity	$2,952	$3,122
Revenues	$2,019	$1,905
Net income	$40	$36

The Company maintains a 3% common security interest in the Red Lion Hotels Capital Trust (“the Trust”), as discussed below in Note 7. The Company’s 3% interest represents all of the common ownership of the Trust. The Trust is considered a variable interest entity under FIN-46(R) and the Company is not considered its primary beneficiary. At December 31, 2007 and 2006, the Company’s equity method investment in the Trust had a balance of $0.6 million and $0.7 million, respectively, after adjusting for trust earnings and operating expenses.

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

The Company borrowed all of the proceeds from the offering, including the Company’s original 3% trust common investment of $1.4 million, on the same day through 9.5% debentures that are included as a long-term liability on the consolidated balance sheet. The payment terms mirror the distribution terms of the trust securities and mature in 2044. The debenture agreement required the mandatory redemption of 35% of the then outstanding trust securities at 105% of issued value if the Company completed an offering of common shares with gross proceeds of greater than $50 million. In accordance therewith and in connection with the offering of common stock

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

further described in Note 10, the Company repaid approximately $16.6 million of the debentures due the Trust. The Trust then redeemed 35% of the outstanding trust preferred securities and trust common securities at a price of $26.25 per share, a 5% premium over the issued value of the securities. Of the $16.6 million, approximately $0.5 million was received back by the Company for its trust common securities and was reflected as a reduction of its investment in the Trust. The $0.8 million premium paid to retire the debentures has been included on the consolidated statement of operations as a component of expense of early extinguishment of debt. At December 31, 2007, debentures due the Trust totaled $30.8 million.

8.	Long-Term Debt

In addition to the debentures discussed in Note 7, the Company has long-term debt consisting of mortgage notes payable and notes and contracts payable, collateralized by real property, equipment and the assignment of certain rental income. A summary of long-term debt from continuing operations as of December 31, 2007 and 2006, monthly installment and interest amounts, if applicable, interest rate and maturity date is as follows (in thousands, except monthly payment amounts):

			Last	Last
	Outstanding		Applicable	Applicable		Maturity/
	December 31,		Monthly	Interest		Balloon
	2007	2006	Installment	Rate	Type	Payment Due	Security

Note payable(1)	$3,139	$2,927	$—	7.00%	Fixed	June 2008	Unsecured
Note payable	12,713	12,966	$108,797	8.08%	Fixed	September 2011	Real Property
Note payable	6,175	6,298	$52,844	8.08%	Fixed	September 2011	Real Property
Note payable	5,497	5,607	$46,695	8.00%	Fixed	October 2011	Real Property
Industrial revenue bonds payable	2,780	3,395	$66,560	5.90%	Fixed	October 2011	Real Property
Note payable	9,533	9,728	$70,839	6.70%	Fixed	July 2013	Real Property
Note payable	8,422	8,595	$62,586	6.70%	Fixed	July 2013	Real Property
Note payable	5,553	5,667	$41,265	6.70%	Fixed	July 2013	Real Property
Note payable	4,720	4,817	$35,076	6.70%	Fixed	July 2013	Real Property
Note payable	4,627	4,722	$34,388	6.70%	Fixed	July 2013	Real Property
Note payable	3,795	3,872	$28,198	6.70%	Fixed	July 2013	Real Property
Note payable	2,776	2,833	$20,633	6.70%	Fixed	July 2013	Real Property
Note payable	2,776	2,833	$20,633	6.70%	Fixed	July 2013	Real Property
Note payable	2,314	2,360	$17,194	6.70%	Fixed	July 2013	Real Property
Note payable	8,400	8,652	$74,480	7.42%	Fixed	August 2023	Real Property

Total long-term debt	83,220	85,272
Due within one year	(5,547)	(2,267)

Long-term debt due after one year	$77,673	$83,005

(1)	$3.25 million note payable due in one balloon payment in June 2008, without interest. Balance at December 31, 2007, reflects a 7.0% effective interest rate.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual maturities for long-term debt from continuing operations outstanding at December 31, 2007, are summarized by year as follows (in thousands):

Year Ending
December 31,	Amount

2008	$5,547
2009	2,597
2010	2,785
2011	24,911
2012	1,639
Thereafter	45,741

$83,220

In September 2006, immediately prior to entering into the credit agreement discussed below in Note 9, the Company retired securitized debt with a principal balance of approximately $33.4 million. The note carried an interest rate of 7.93%, required monthly payments and a balloon payment through June 2011 and was collateralized by a company owned hotel. In connection with the retirement of the debt, the Company paid defeasance, legal and other related costs of $4.7 million and recorded its remaining unamortized deferred loan fees of $0.2 million, both of which were included as a component of expense of early extinguishment of debt on the consolidated statement of operations during 2006.

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

Outstanding borrowings under the facility accrue interest as Eurodollar loans with rates ranging from 150 to 225 basis points over LIBOR, with an option for base rate loans based upon the federal funds rate or prime rate. The credit facility requires the Company to comply with certain customary affirmative and negative covenants, the most restrictive of which are financial covenants dealing with leverage, interest coverage and debt service coverage. At December 31, 2007 and 2006, no amounts were outstanding and the Company was in compliance with all of its covenants.

Up to the date of the new revolving credit facility, the Company maintained a revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). No amounts were borrowed under any portion of the credit facility with Wells Fargo, which was terminated in September 2006.

10.	Stockholders’ Equity

The Company is authorized to issue 50 million common shares, par value $0.01 per share, and 5.0 million shares of preferred stock, par value $0.01 per share. As of December 31, 2007, there were 18,312,756 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. The board of directors has the authority, without action by the shareholders, to designate and issue preferred stock in one or more

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

series and to designate the rights, preferences and privileges of each series, which may be greater than the rights of the common stock.

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

Share Repurchases

In September 2007, the Company announced a common stock repurchase program for up to $10.0 million. Any stock repurchases were to be made through open market purchases, block purchases or privately negotiated transactions. The timing and actual number of share repurchases were dependent on several factors including price, corporate and regulatory requirements and other market conditions. As of December 31, 2007, the Company had repurchased 924,200 shares at a cost of $9.1 million as provided in the below table by month:

		Weighted
		Average
	Number	Repurchase
Period	of Shares	Price

10/1/07 — 10/31/07	20,700	$9.95
11/1/07 — 11/30/07	383,800	9.85
12/1/07 — 12/31/07	519,700	9.85

Total	924,200	$9.85

During January 2008, the Company repurchased an additional 93,000 shares for an aggregate cost of $0.9 million.

Common Stock Offering

In May 2006, the Company completed a public offering of 5 million shares of common stock at $11.00 per share, resulting in net proceeds of $51.6 million after an underwriting discount and other offering costs totaling approximately $3.4 million. In June 2006, the underwriter of the offering exercised its over-allotment option and an additional 845,302 shares of common stock were issued at $11.00 per share, resulting in additional net proceeds of approximately $8.8 million net of an underwriting discount. The proceeds were primarily used to retire existing long-term debt, pay related defeasance costs and to fund the retirement of debentures. All remaining proceeds were used for general working capital purposes. An additional 635,344 shares were sold in the May 2006 offering by certain shareholders; however, the Company received no proceeds from sale of these shares.

Stock Incentive Plans

The 1998 Stock Incentive Plan and the 2006 Stock Incentive Plan (“the Plans”) authorize the grant or issuance of various option or other awards including stock appreciation rights (“SARs”), restricted stock grants and other stock-based compensation. The plans were approved by the common shareholders of the Company. The 2006 plan allows awards up to a maximum number of 1.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. The 1998 plan allowed for a maximum number of 1.4 million shares, although as a condition to the approval of the 2006 plan, the Company will no longer grant or issue awards under this plan. The compensation committee of the board of directors administers the 2006 plan and establishes to whom, and the type and terms and conditions, including the exercise period, of the awards that may be granted. As of December 31,

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, there were 619,697 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) “Share Based Payments” for accounting for stock based compensation, including options and other awards issued under its stock incentive plan and shares issued under the employee stock purchase plan. Stock options issued are valued based upon the Black-Scholes option pricing model and the Company recognizes this value as an expense over the periods in which the options vest. Use of the Black-Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, forfeiture rate, risk-free interest rate, expected dividend yield and expected life of the options, based on historical experience. Volatility is based on historical information with terms consistent with the expected life of the option. The risk free interest rate is based on the quoted daily treasury yield curve rate at the time of grant, with terms consistent with the expected life of the option. During 2007, 2006 and 2005, the following weighted-average assumptions were used:

	2007	2006	2005

Weighted-average fair value of options granted	$4.36	$4.18	$2.81
Dividend yield	0%	0%	0%
Expected volatility	33%	34%	33%
Forfeiture rate	0%	0%	0%
Risk free interest rates	4.85%	5.02%	4.60%
Expected option lives	4 years	4 years	4 years

Under SFAS No. 123(R), stock based compensation expense reflects the fair value of stock based awards measured at grant date, including an estimated forfeiture rate, and is recognized over the relevant service period. The Company elected to use the modified prospective transition method and has applied the provisions of SFAS No. 123(R) to new awards and to awards modified, repurchased or cancelled after January 1, 2006. In accordance with the modified prospective transition method, the consolidated financial statements for 2005 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) during 2007 and 2006 was approximately $0.8 million and $0.6 million, respectively. In addition, the Company recognized tax benefits related to the exercise of stock options of $0.2 million and $0.3 million. As options and units vest, the Company expects to recognize approximately $2.0 million in additional compensation expense as required by SFAS No. 123(R), including $0.9 million during 2008.

All options granted prior to 2003 were designated as nonqualified options, with an exercise price equal to or in excess of fair market value on the date of grant, and for a term of ten years. For substantially all options granted, fifty percent of each recipient’s options will vest on the fourth anniversary of the date of grant and the remaining 50% will vest on the fifth anniversary of the date of grant. For options issued prior to 2004, the vesting schedule will change if, beginning one year after the option grant date, the stock price of the common stock reaches the following target levels (measured as a percentage increase over the exercise price) for 60 consecutive trading days. During 2007, 12,293 and 400 options granted in 2003 and 2002, respectively, vested and became eligible for exercise in accordance with these provisions.

Percent of
Stock	Options
Price	Shares
Increase	Vested

25%	25%
50%	50%
75%	75%
100%	100%

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For options issued in 2004 and 2005, the vesting schedule will change if, between the two year anniversary and the four year anniversary of the option grant date, the stock price of the common stock reaches the following target levels (measured as a percentage increase over the exercise price) for 60 consecutive trading days. During 2007, 25% of the options granted in 2004, or 114,726 options, vested and became eligible for exercise in accordance with these provisions.

Percent of
Stock	Options
Price	Shares
Increase	Vested

100%	25%
200%	50%

In May 2007, the board of directors granted 166,249 options to purchase common stock to executive officers and other key employees. These options, as well as those issued in 2006, vest 25% each year for four years with no stock price acceleration provision. During 2007, 41,784 options granted in 2006 vested and became eligible for exercise.

A summary of stock option activity at December 31, 2007, is as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, January 1, 2007	1,256,874	$7.14
Options granted	166,249	$13.00
Options exercised	(81,668)	$6.00
Options forfeited	(64,921)	$7.14

Balance, December 31, 2007	1,276,534	$7.98

Exercisable, December 31, 2007	466,889	$7.37

During 2007 and 2006, the total intrinsic value of the 81,668 and 60,526 stock options exercised, respectively, was $0.5 million and $0.3 million. From those exercises, the Company issued new shares of common stock and received approximately $0.5 million and $0.4 million in gross proceeds.

Additional information regarding stock options outstanding and exercisable as of December 31, 2007, is below. As of December 31, 2007, the fair value of options vested was approximately $1.5 million. Total unrecognized stock-based compensation expense related to non-vested stock options, as of December 31, 2007, was approximately $1.6 million before the impact of income taxes and is expected to be recognized over a weighted average period of 33 months.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted
		Average		Weighted			Weighted
		Remaining		Average	Aggregate		Average	Aggregate
Range of	Number	Contractual	Expiration	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Prices	Outstanding	Life (Years)	Date	Price	Value(1)	Exercisable	Price	Value(1)
					(In thousands)			(In thousands)

5.10 - 6.07	659,676	6.23	2011-2014	$5.30	$3,063	324,426	$5.52	$1,437
7.46 - 8.31	227,508	6.80	2009-2015	7.56	543	41,508	8.03	80
10.88-10.94	26,120	2.74	2009-2016	10.93	—	21,640	10.94	—
12.21 - 15.00	363,230	8.17	2008-2017	12.87	—	79,315	13.61	—

	1,276,534	6.81	2008-2017	$7.98	$3,606	466,889	$7.37	$1,517

(1)	The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been available to be exercised on the last trading day of 2007, or December 31, 2007, based upon the Company’s closing stock price of $9.95.

As permitted by SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by Statement SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” through December 31, 2005, the Company chose to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” and to provide the disclosure only requirements of SFAS No. 123. Had compensation costs been recorded on the consolidated statements of operations, reported net income and earnings per share during 2005 would have been changed to the amount indicated below (in thousands, except per share amounts):

2005

Income applicable to common shareholders	$4,495
Add back: stock-based employee compensation expense, net of related tax effects	92
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(343)

Pro Forma	$4,244

Basic and diluted earnings per share:
Reported net income	$0.34
Stock-based employee compensation, fair value	(0.02)

Pro Forma	$0.32

In May 2007, November 2006 and November 2004, the Company granted 18,670, 18,389 and 18,535 restricted shares of common stock, respectively, to members of senior management as compensation. The Company did not grant restricted shares of common stock in 2005. While all of the shares are considered granted, they are not considered issued or outstanding until vested. The 2007 and 2006 awards vests 25% on each anniversary of the grant date. The 2004 award vested 20%, or 3,707 shares, upon grant and vests an additional 20% at each subsequent anniversary date. Since grant, less than 1% of total shares have been forfeited.

During December 2007, 8,304 restricted shares were issued and are outstanding. Under the terms of the plan and upon vesting, the Company authorized a net settlement of distributable shares to employees after consideration of individual employees’ tax withholding obligations, at the election of each employee. In December 2007, we repurchased 193 shares for approximately $9.68 per share to cover the participant’s tax liability.

As of December 31, 2007 and 2006, there were 36,169 and 25,657 unvested shares outstanding, respectively. The shares awarded had a fair value of $0.2 million, $0.2 million and $0.1 million on grant date, respectively, based

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on grant date prices of $13.00 for the May 2007 awards, $12.21 for the November 2006 awards and $5.04 for the November 2004 awards. During 2007, 2006 and 2005, the Company recognized approximately $110,000, $23,000 and $19,000, respectively, in compensation expense related to these grants, and will record an additional $0.4 million over the remaining vesting periods.

During the years ended December 31, 2007 and 2006, 9,234 and 6,288 shares of common stock, respectively, were issued in aggregate to non-management directors as compensation for service. During 2005, 17,994 options to purchase common stock (and included in the tables above) were issued to non-management directors. During 2007, 2006 and 2005, the Company recognized compensation expense of approximately $0.1 million each year. In 2005, the options were issued at an exercise price of $0.01, compared to the fair market value of $6.88 per share on the date of grant, and were immediately exercised by each of the recipients.

Employee Stock Purchase Plan

In 1998, the Company adopted an employee stock purchase plan (the “ESPP”) to assist its employees in acquiring a stock ownership interest in the Company. Under this ESPP, 300,000 shares of common stock were authorized for purchase, of which 73,508 shares remained available at the time the ESPP terminated on December 31, 2007, in accordance with its terms. During the years ended December 31, 2007, 2006 and 2005, 19,246, 22,400 and 31,456 shares, respectively, were issued out of the ESPP. During 2007, 2006 and 2005, the Company recorded compensation expense of approximately $18,000, $85,000 and $152,000, respectively, determined by the difference between the fair value on the day the shares were issued and cash price paid under the ESPP for those shares granted prior to January 1, 2006. Compensation expense for shares granted subsequent to January 1, 2006, were based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Due to the expiration of the current ESPP and subject to shareholder approval in May 2008, the Company has adopted the 2008 Employee Stock Purchase Plan (the “2008 ESPP”). The terms of the 2008 ESPP will remain essentially the same as its predecessor, with 300,000 shares of common stock authorized for purchase. The common stock will be offered during twenty consecutive six-month periods, the first of which began on January 1, 2008 and will end on June 30, 2008. Thereafter, the purchase periods will begin on the first day and end on the last day of each subsequent six-month period. The 2008 ESPP will permit eligible employees to purchase common stock at a discount through payroll deductions, with no employee purchasing more than $25,000 worth in any calendar year. As allowed under the 2008 ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election, with all of the participant’s accumulated payroll deductions returned to them at the time of withdrawal. In the event the 2008 ESPP is not approved by the shareholders, all participants accumulated payroll deductions will promptly be returned to them.

Minority Interest and Operating Partnership Units

As discussed in Note 6, the Company is a general partner of RLHLP and at December 31, 2006, the Company held an approximate 99% interest in that entity. Partners who hold operating partnership units (“OP Units”) have the right to put those OP Units to RLHLP, in which event either (i) RLHLP must redeem the units for cash, or (ii) the Company, as general partner, may elect to acquire the OP Units for cash or in exchange for a like number of shares of its common stock. At December 31, 2007, 44,837 OP Units held by limited partners were outstanding.

In September 2007 and as a component of the sale of a commercial office complex discussed in Note 3 above, the Company accepted 97,826 OP Units held by limited partners for a fair market value of $9.27 per share, based upon the trading price five days before the sale. The redemption resulted in a non-cash adjustment of the minority interest balance of $0.3 million and an increase of $0.6 million to property and equipment as a result of the step-up in value of the Company’s investment in RLHLP. During the first quarter of 2006, the Company elected to issue 143,498 shares of its common stock in exchange for a like number of OP Units that then certain limited partners put to RLHLP. The exchange resulted in a non-cash adjustment of the minority interest balance of $2.2 million, with a corresponding increase to common stock and additional paid-in-capital.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

Major components of the income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005, are as follows (in thousands):

	December 31,
	2007	2006	2005

Current:
Federal expense (benefit)	$(502)	$(2,441)	$4,337
State expense (benefit)	124	(60)	317
Deferred expense (benefit)	3,036	838	(2,572)

	2,658	(1,663)	2,082
Amount reflected as a component of discontinued operations	(451)	30	(2,986)

Income tax expense (benefit)	$2,207	$(1,633)	$(904)

The income tax expense (benefits) shown in the consolidated statements of operations differ from the amounts calculated using the federal statutory rate applied to income before income taxes as follows (in thousands, except percentages):

	December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%

Provision (benefit) at federal statutory rate	$2,960	34.0%	$(761)	34.0%	$2,236	34.0%
State tax (benefit)	124	1.4%	(252)	11.3%	(252)	(3.8)%
Effect of tax credits	(266)	(3.1)%	(40)	1.8%	209	3.2%
Tax exempt interest	(173)	(2.0)%	(260)	11.6%	—	—
Real estate tax-free gain	—	0.0%	(338)	15.1%	—	—
Other	13	0.1%	(12)	0.5%	(111)	(1.7)%

	2,658	30.4%	(1,663)	74.3%	2,082	31.7%
Amount reflected as a component of discontinued operations	(451)	(15.2)%	30	(1.3)%	(2,986)	(45.4)%

Income tax expense (benefit)	$2,207	15.2%	$(1,633)	73.0%	$(904)	(13.7)%

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the net deferred tax assets and liabilities at December 31, 2007 and 2006, are as follows (in thousands):

	December 31,
	2007		2006
	Assets	Liabilities	Assets	Liabilities

Property and equipment	$—	$16,927	$—	$15,693
Rental income	—	359	—	487
Brand name	—	2,476	—	2,463
Other intangible assets	—	87	—	131
Gain on sale leaseback	2,254	—	2,512	—
Impairment charge	—	—	1,866	—
Other	301	—	138	—

Total	$2,555	$19,849	$4,516	$18,774

FIN 48 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Upon adoption of FIN 48 and subsequently, the Company determined that no adjustments were necessary in implementing FIN 48.

12.	Operating Lease Income

The Company leases commercial retail and office space to various tenants over terms ranging through 2017. The leases generally provide for fixed minimum monthly rent as well as tenants’ payments for their pro rata share of taxes and insurance and common area maintenance and expenses. Rental income for the years ended December 31, 2007, 2006 and 2005, from continuing operations was approximately $2.8 million $1.3 million and $2.0 million, respectively, which included contingent rents of approximately $0.3 million, $0.2 million and $0.2 million, respectively, for each of the three years. Future minimum lease income under existing non-cancelable leases as of December 31, 2007, from continuing operations is anticipated to be as follows (in thousands):

2008	$2,232
2009	1,634
2010	1,144
2011	857
2012	250
Thereafter	246

$6,363

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Operating Lease Commitments

Total future minimum payments due under all current term operating leases at December 31, 2007, were as indicated below (in thousands), net of $11.3 million of sublease income to be earned annually through 2020. Total rent expense from continuing operations, net of sublease income under the leases for the years ended December 31, 2007, 2006 and 2005, respectively, was $7.0 million, $7.0 million and $7.1 million, respectively, which included $6.5 million, $6.4 million and $6.6 million of hotel facility and land lease expense, as presented on the Consolidated Statements of Operations.

2008	$7,971
2009	7,097
2010	7,329
2011	5,646
2012	5,203
Thereafter	36,339

$69,585

In 2001, the Company assumed a master lease agreement for 17 hotel properties, including 12 which were part of the Red Lion acquisition. Subsequently, the Company entered into an agreement with Doubletree DTWC Corporation whereby Doubletree DTWC Corporation is subleasing five of these hotel properties from Red Lion. The master lease agreement requires minimum monthly payments of $1.3 million plus contingent rents based on gross receipts from the 17 hotels, of which approximately $0.8 million per month is paid by a sub-lease tenant. The lease agreement expires in December 2020, although the Company has the option to extend the term on a hotel-by-hotel basis for three additional five-year terms.

Through June 2007, the Company operated a leased hotel property, the Red Lion Hotel Sacramento, which is included under the master lease agreement discussed in the above paragraph. In July 2007, the Company entered into an agreement to turnover operations and sublease the Red Lion Hotel Sacramento to an unrelated third party with an initial lease term expiring in 2020. The sublease agreement provides for annual sublease payments to the Company of $1.4 million, which will effectively reduce the Company’s consolidated annual hotel facility and land lease expense by that amount. In addition as part of the agreement, the Company received deferred lease income of $3.0 million, which will be recognized over the life of the sublease agreement. For 2006 and through July 25, 2007, the date of transition from an owned/leased property to a franchise, the Company recorded revenues from the hotel of $8.6 million and $4.6 million, respectively.

The third-party subleasing the hotel has entered into a franchise agreement and committed to make a multi-million dollar investment to further improve and reposition the hotel. As part of the agreement, the Company committed to $3.0 million in tenant improvements and as of December 31, 2007, had spent approximately $0.8 million of that amount. Also, the sublease provides the third party a two-year option to purchase the property.

As discussed in Note 5, in October 2007 the Company completed an acquisition of a 100-year — including extension periods — leasehold interest in a hotel in Anaheim, California for $8.3 million, including costs of the acquisition. As required under the terms of the leasehold agreement, the Company will pay $1.8 million per year in lease payments through April 2011, the amounts of which have been reflected in the above table. At the Company’s option, the lease term may be extended for 19 additional terms of five years each, with the increases in lease payments tied directly to the Consumer Price Index. Beyond the monthly payments through April 2011, the Company has not been included any additional potential further lease commitments related to the Anaheim property in the table above.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Related-Party Transactions

The Company conducted various business transactions during 2007, 2006 and 2005 in which the counterparty was considered a related party due to common ownership by its directors and/or shareholders. The nature of the transactions was limited to performing certain management and administrative functions for the related entities, commissions for real estate sales, leased office space and purchased product for use in the hotels and restaurants from related entities. The total aggregate value of these transactions in 2007, 2006 and 2005 was $0.3 million, $0.5 million and $0.3 million, respectively.

During 2007, 2006 and 2005, the Company held certain cash and investment accounts in a bank and had notes payable to the same bank. The bank’s chairman and chief executive officer is a member of Red Lion’s board of directors. At December 31, 2007 and 2006, total cash and investments held were approximately $0.9 million and $0.5 million, respectively, with outstanding notes payable totaling approximately $2.8 million and $3.4 million, respectively. Net interest expense of $0.2 million, $0.5 million and $0.2 million, respectively, related to an outstanding note payable to this bank was recorded during 2007, 2006 and 2005. Additionally, up until the sale of the real estate management business in April 2006, as discussed further in Note 4, the Company managed the bank’s corporate office building under the terms of a management agreement. Aggregate management fees received from this agreement during 2006 and 2005 were approximately $43,000 in 2006 and $127,000 in 2005.

15.	Employee Defined Contribution Plan

The Company maintains the Red Lion Hotels Corporation Amended and Restated Retirement and Savings Plan, the Company’s 401k plan, to which it and substantially all employees may contribute. The Company makes contributions of up to 3% of an employee’s compensation based on a vesting schedule and eligibility requirements set forth in the plan document. During 2007, 2006 and 2005, the Company made contributions to the plan of approximately $0.4 million, $0.4 million and $0.4 million, respectively.

16.	Fair Value of Financial Instruments

The estimated fair values of financial instruments of continuing operations are as indicated below (in thousands). The carrying amounts for cash and cash equivalents, current investments, accounts receivable, current liabilities and variable rate long-term debt are reasonable estimates of their fair values. The fair value of fixed-rate long-term debt is estimated based on the discounted value of contractual cash flows using the estimated rates currently offered for debt with similar remaining maturities. The debentures are valued at the closing price on December 31, 2007, of the underlying trust preferred securities, as discussed in Note 7, on the New York Stock Exchange, plus the face value of the debenture amount representing the trust common securities held by us.

	December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents and restricted cash	$19,483	$19,483	$16,018	$16,018
Current investments	$—	$—	$7,635	$7,635
Accounts receivable	$10,330	$10,330	$9,309	$9,309
Cash included in other assets	2,151	2,151	—	—
Financial liabilities:
Current liabilities, excluding debt	$21,475	$21,475	$25,908	$25,908
Long-term debt	$83,220	$84,565	$85,272	$83,221
Debentures	$30,825	$29,342	$30,825	$32,403

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

17.	Business Segments

As of December 31, 2007, the Company had three operating segments — hotels, franchise and management and entertainment. The “other” segment consists primarily of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense; therefore, it has not been allocated to the segments.

The Company has historically owned certain commercial properties and has also engaged in traditional real estate related services, including developing, managing and acting as a broker for sales and leases of commercial and multi-unit residential properties (collectively referred to as the real estate management business). Together, these operations comprised the real estate segment. Effective April 30, 2006, the Company divested the real estate management business. In addition, consistent with company strategy of divesting non-core assets, during the fourth quarter of 2006 the Company listed one of its two remaining wholly-owned commercial real estate properties for sale and classified its results of operations within discontinued operations for all periods presented. As discussed above in Note 3, the Company sold the commercial office building in September 2007. The remaining operations of that segment have been reclassified to “Other” for 2006 and for all comparative periods, where appropriate.

The franchise and management segment had intra-segment revenues with the hotels segment for management fees which were eliminated in the consolidated financial statements. Likewise, the entertainment segment had inter-segment revenues which were eliminated in the consolidated financial statements. Management reviews and evaluates the operations of all of its segments including the inter-segment and intra-segment revenues. All balances have been presented after the elimination of inter-segment and intra-segment revenues and expenses. Selected information with respect to continuing operations is as provided below (in thousands). For similar information with regard to discontinued operations, see Note 3.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2007	2006	2005

Revenues:
Hotels	$166,168	$154,817	$146,125
Franchise and management	2,756	2,853	2,860
Entertainment	14,839	10,791	9,827
Other	3,130	1,907	4,241

	$186,893	$170,368	$163,053

Operating income (loss):
Hotels	$18,668	$15,568	$12,415
Franchise and management	1,467	1,083	1,424
Entertainment	1,609	1,168	970
Other	(6,366)	(4,511)	(3,360)

	$15,378	$13,308	$11,449

Capital expenditures:
Hotels (1)	$24,271	$29,792	$19,422
Franchise and management	194	230	1,214
Entertainment	905	227	705
Other	762	1,834	260

	$26,132	$32,083	$21,601

Depreciation and amortization:
Hotels	$13,634	$10,651	$9,837
Franchise and management	570	943	325
Entertainment	418	511	461
Other	1,906	578	460

	$16,528	$12,683	$11,083

	December 31,
	2007	2006

Identifiable assets:
Hotels	$281,117	$275,913
Franchise and management	18,260	12,804
Entertainment	6,279	5,259
Other	38,853	42,923

	$344,509	$336,899

(1)	Includes the hotel asset acquisition in the fourth quarter of 2007, for total costs of $8.3 million

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings (loss) per common share computations for the years ended December 31, 2007, 2006 and 2005 (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005

Numerator — basic and diluted:
Net income (loss) from continuing operations	$5,231	$(520)	$(977)
Income (loss) on discontinued operations	819	(55)	5,472

Net income (loss)	$6,050	$(575)	$4,495

Denominator:
Weighted average shares — basic	19,134	16,666	13,105

Weighted average shares — diluted	19,506	16,666	13,105

Earnings (loss) per common share:
Basic and Diluted
Income (loss) from continuing operations	$0.27	$(0.03)	$(0.08)
Income on discontinued operations	$0.05	$—	$0.42

Net income (loss)	$0.32	$(0.03)	$0.34

At December 31, 2007, the effect of converting 44,837 of the outstanding OP Units was considered dilutive and included within the above calculation. At December 31, 2006 and 2005, the effect of converting 142,664 and 286,161 of the outstanding OP Units, respectively, were anti-dilutive and therefore excluded from the above calculations.

At December 31, 2007, 2006 and 2005, 1,276,534, 1,256,874 and 1,219,520 options to purchase common shares, respectively, were outstanding. At December 31, 2007, 290,570 of the 1,276,534 options to purchase common shares outstanding as of that date were considered dilutive and included in the above calculation. At December 31, 2006 and 2005, all of the options to purchase common shares were considered anti-dilutive and excluded from the above calculations. At December 31, 2007, 36,169 of the total outstanding but unissued shares of restricted stock units were dilutive and included within the above calculation. At December 31, 2006 and 2005, all 25,657 and 11,121 outstanding but unissued shares of restricted stock units, respectively, were considered anti-dilutive.

All convertible debt instruments outstanding at December 31, 2005 were considered anti-dilutive. In December 2006, all outstanding convertible debt was repaid.

19.	Subsequent Events

In February 2008, the President and Chief Executive Officer of the Company, who was also a director, retired. In connection therewith, the Company entered into a written retirement agreement with the executive that includes separation payments and benefits of $2.2 million in value. Under the terms of the agreement, all of the former executive’s 545,117 stock options and 12,990 restricted stock units immediately vested, resulting in expense of $0.9 million and $0.1 million, respectively, in 2008. In addition, under the terms of the retirement agreement, the exercise period for 414,191 of the options was extended to be exercisable until February 2011 or until the earlier expiration of their original 10-year term. The remaining 130,926 stock options will expire in March 2008. The modification to the terms of the previously granted equity awards resulted in additional stock based compensation expense of $0.4 million. In total, the Company will recognize $3.7 million in expense during the first quarter of 2008.

Also in February 2008, the board of directors granted 5,769 restricted shares of common stock and 52,734 options to purchase common stock in connection with the appointment of the Company’s new President, Chief Executive Officer and director.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (“CEO” and “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2007, based on these criteria.

For purposes of evaluating internal controls over financial reporting, management determined that the internal controls over financial reporting of the Anaheim Maingate Hotel, of which Red Lion Hotels Corporation acquired a leasehold interest in October 2007, would be excluded from the internal control assessment as of December 31, 2007, as permitted by the rules and regulations of the Securities and Exchange Commission. In October 2007, the Company acquired the leasehold interest in the 310-room, full service hotel in Anaheim, California, for $8.3 million, including costs of the acquisition. During the fourth quarter of 2007, the Anaheim Maingate Hotel contributed approximately 0.7% of the Company’s total revenue during 2007 and accounted for approximately 2.8% of total assets at December 31, 2007.

Our internal control over financial reporting as of December 31, 2007, of the effectiveness of our internal control over financial reporting as of December 31, 2007, have been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in the report which is included herein.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Red Lion Hotels Corporation
Spokane, Washington

We have audited Red Lion Hotels Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Red Lion Hotel Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, including in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Anaheim Maingate Hotel, which was acquired in October 2007 and which is included in the consolidated balance sheets of Red Lion Hotels Corporation as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. The Anaheim Maingate Hotel constituted 2.8% of total assets as of December 31, 2007, and 0.7% of total revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the Anaheim Maingate Hotel because of the timing of the acquisition which was completed in October 2007. Our audit of internal control over financial reporting of Red Lion Hotels Corporation also did not include an evaluation of the internal control over financial reporting of the Anaheim Maingate Hotel.

In our opinion, Red Lion Hotels Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Red Lion Hotels Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

BDO Seidman, LLP
Spokane, Washington
March 12, 2008

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

A portion of the information required by this item is contained in, and incorporated by reference from, the proxy statement for our 2008 Annual Meeting of Shareholders under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” We make available free of charge on our website (www.redlion.com) the charters of all of the standing committees of our board of directors (including those of the audit, nominating and corporate governance and compensation committees), the code of business conduct and ethics for our directors, officers and employees, and our corporate governance guidelines. We will furnish copies of these documents to any shareholder upon written request sent to our General Counsel, 201 W. North River Drive, Suite 100, Spokane, Washington 99201-2293.

See Item 4A of this Annual Report on Form 10-K for information regarding our directors and executive officers.

Item 11.	Executive Compensation

The information required by this Item is contained in, and incorporated by reference from, the Proxy Statement for our 2008 Annual Meeting of Shareholders under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2008 Annual Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management.”

See Item 5 of this Annual Report on Form 10-K for information regarding our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained, and incorporated by reference from, the Proxy Statement for our 2008 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Transactions,” and “Corporate Governance — Director Independence.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained, and incorporated by reference from, the Proxy Statement for our 2008 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

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

3. Index to exhibits:

Exhibit
Number		Description

3	.1(1)	Amended and Restated Articles of Incorporation
3	.2(2)	Amended and Restated By-Laws
4	.1(3)	Specimen Common Stock Certificate
4	.2(4)	Certificate of Trust of Red Lion Hotels Capital Trust
4	.3(4)	Declaration of Trust of Red Lion Hotels Capital Trust
4	.4(5)	Amended and Restated Declaration of Trust of Red Lion Hotels Capital Trust
4	.5(5)	Indenture for 9.5% Junior Subordinated Debentures Due February 24, 2044
4	.6(5)	Form of Certificate for 9.5% Trust Preferred Securities (Liquidation Amount of $25 per Trust Preferred Security) of Red Lion Hotels Capital Trust (included in Exhibit 4.4 as Exhibit A-1)
4	.7(5)	Form of 9.5% Junior Subordinated Debenture Due February 24, 2044 (included in Exhibit 4.5 as Exhibit A)
4	.8(5)	Trust Preferred Securities Guarantee Agreement dated February 24, 2004
4	.9(5)	Trust Common Securities Guarantee Agreement dated February 24, 2004
Executive Compensation Plans and Agreements
10	.1(6)	Employee Stock Purchase Plan
10	.2(7)	1998 Stock Incentive Plan
10	.3(8)	Form of Restricted Stock Award Agreement for the 1998 Stock Incentive Plan
10	.4(9)	Form of Notice of Grant of Stock Options and Option Agreement for the 1998 Stock Incentive Plan
10	.5(10)	2006 Stock Incentive Plan
10	.6(11)	Form of Restricted Stock Unit Agreement — Notice of Grant for the 2006 Stock Incentive Plan
10	.7(12)	Form of Notice of Grant of Stock Options and Option Agreement for the 2006 Stock Incentive Plan
10	.8(8)	Employment Agreement dated March 1, 1998 between the Registrant and David M. Bell
10	.9(13)	Executive Employment Agreement dated April 13, 2003 between the Registrant and Arthur M. Coffey
10	.10(12)	Executive Employment Agreement dated August 10, 2006 between the Registrant and Thomas McKeirnan
10	.11(14)	Executive Employment Agreement dated November 22, 2004 between the Registrant and Anupam Narayan
10	.12(15)	Executive Employment Agreement dated July 24, 2006 between the Registrant and John M. Taffin
10	.13(16)	Executive Officers Variable Pay Plan Effective January 1, 2005

Exhibit
Number		Description

10	.14(17)	Executive Employment Agreement dated April 12, 2007 between the Registrant and Arthur M. Coffey
10	.15(17)	Executive Employment Agreement dated April 12, 2007 between the Registrant and Thomas McKeirnan
10	.16(17)	Executive Employment Agreement dated April 12, 2007 between between the Registrant and Anupam Narayan
10	.17(17)	Executive Employment Agreement dated July 24, 2006 between the Registrant and John M. Taffin
10.18		Summary Sheet for Director Compensation and Executive Cash Compensation and Performance Criteria Under Executive Officers Variable Pay Plan
Other Material Contracts
10	.19(18)	Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1977
10	.20(4)	First Amendment dated January 1, 1998 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.21(4)	Second Amendment dated April 20, 1998 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.22(4)	Third Amendment dated April 28, 1998 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.23(4)	Fourth Amendment dated May 14, 1999 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.24(4)	Fifth Amendment dated January 1, 2000 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.25(4)	Sixth Amendment dated June 30, 2000 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.26(4)	Seventh Amendment dated January 1, 2001 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.27(19)	Eighth Amendment dated September 20, 2005 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.28(19)	Ninth Amendment dated September 20, 2005 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.29(20)	Tenth Amendment dated September 20, 2005 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.30(19)	Registration Rights Agreement dated February 2, 2006 between the Registrant and Dunson Ridpath Hotel Associates Limited Partnership
10	.31(21)	Purchase and Sale Agreement dated December 17, 1999 with respect to WC Coast Holdings, Inc.
10	.32(21)	Membership Interest Purchase Agreement dated December 17, 1999 with respect to October Hotel Investors, LLC
10	.33(21)	First Amendment dated December 30, 1999 to Membership Interest Purchase Agreement with respect to October Hotel Investors, LLC
10	.34(4)	Fixed Rate Note effective as of June 14, 2001, in the original principal amount of $36,050,000 issued by WHC809, LLC, a Delaware limited liability company indirectly controlled by the Registrant, to Morgan Guaranty Trust Company of New York
10	.35(22)	Deed Of Trust and Security Agreement effective as of June 14, 2001, with WHC809, LLC, as grantor, and Morgan Guaranty Trust Company of New York, as beneficiary

Exhibit
Number		Description

10	.36(23)	Promissory Note dated effective as of June 27, 2003, in the original principal amount of $5,100,000 issued by WHC807, LLC, a Delaware limited liability company indirectly controlled by the Registrant (“WHC807”), to Column Financial, Inc. (“Column”) (the “WHC807 Promissory Note”). Nine other Delaware limited liability companies indirectly controlled by the Registrant (the “Other LLCs”) simultaneously issued nine separate Promissory Notes to Column in an aggregate original principal amount of $50,100,000 and otherwise on terms and conditions substantially similar to those of the WHC807 Promissory Note (these Promissory Notes and their respective issuers and principal amounts are identified in Exhibit D to the Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing filed as Exhibit 10.34).
10	.37(23)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated effective as of June 27, 2003, with WHC807 as grantor and Column as beneficiary (the “WHC807 Deed of Trust”). Each of the Other LLCs simultaneously executed a separate Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing as grantor with Column as beneficiary and otherwise on terms and conditions substantially similar to those of the WHC807 Deed of Trust (these nine other documents and their respective grantors and the respective parcels of real property encumbered thereby are identified in Exhibit E to the WHC807 Deed of Trust).
10	.38(23)	Indemnity and Guaranty Agreement dated effective as of June 27, 2003, between the Registrant and Column with respect to the WHC807 Promissory Note and the WHC807 Deed of Trust. The Registrant and Column have entered into nine separate Indemnity and Guaranty Agreements on substantially similar terms and conditions with respect to the Other LLCs’ Promissory Notes and Deeds of Trust, Assignments of Leases and Rents, Security Agreements and Fixture Filings referred to in Exhibits 10.33 and 10.34, respectively.
10	.39(24)	Second Amendment and Restated Credit Agreement dated February 1, 2006 between the Registrant and Wells Fargo Bank, N.A.
10	.40(25)	Credit Agreement dated September 13, 2006 among the Registrant, Calyon New York Branch, Sole Lead Arranger and Administrative Agent, KeyBank National Association, Documentation Agent, CIBC, Inc., Union Bank of California, N.A. and Wells Fargo Bank, N.A.
21		List of Subsidiaries of Red Lion Hotels Corporation
23		Consent of BDO Seidman, LLP
31.1		Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) Certification of principal executive officer pursuant to
31.2		Exchange Act Rule 13a-14(a)
32.1		Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(b)
32.2		Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(b)

Footnotes to index to exhibits:

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on September 20, 2005.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed by us on March 31, 2003.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-3/A filed by us on May 15, 2006.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 filed by us on November 4, 2003.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on March 19, 2004.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 filed by us on January 20, 1998.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on May 15, 2001.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1/A filed by us on March 10, 1998.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit the Form 8-K filed by us on November 15, 2005.

(10)	Previously filed with the Securities and Exchange Commission as an appendix to the Schedule 14A filed by us on April 20, 2006.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on November 22, 2006.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 14, 2006.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 14, 2003.

(14)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on November 22, 2004.

(15)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on July 26, 2006.

(16)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on March 23, 2005.

(17)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on May 9, 2007.

(18)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1/A filed by us on February 27, 1998.

(19)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on February 8, 2006.

(20)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on February 22, 2006.

(21)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on January 19, 2000.

(22)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 14, 2001.

(23)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 14, 2003.

(24)	Previously filed with the Securities and Exchange Commission as an exhibit the Form 10-K filed by us on April 3, 2006.

(25)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on September 18, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED LION HOTELS CORPORATION
Registrant

Signature	Title	Date

By: /s/ Anupam Narayan Anupam Narayan	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)	March 12, 2008

By: /s/ Anthony F. Dombrowik Anthony F. Dombrowik	Senior Vice President, Corporate Controller (Principal Accounting Officer)	March 12, 2008

By: /s/ Donald K. Barbieri Donald K. Barbieri	Chairman of the Board of Directors	March 12, 2008

By: /s/ Richard L. Barbieri Richard L. Barbieri	Director	March 12, 2008

By: /s/ Ryland P. Davis Ryland P. Davis	Director	March 12, 2008

By: /s/ Jon E. Eliassen Jon E. Eliassen	Director	March 12, 2008

By: /s/ Peter F. Stanton Peter F. Stanton	Director	March 12, 2008

By: /s/ Ronald R. Taylor Ronald R. Taylor	Director	March 12, 2008