Form 10-Q
period 2008-03-31
Red Lion Hotels CORP
filed 2008-05-08
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-13957
Red Lion Hotels Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1032187
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

201 W. North River Drive, Suite 100
Spokane Washington	99201
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
     As of April 30, 2008, there were 18,228,271 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2008 and December 31, 2007

	March 31,	December 31,
	2008	2007
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,628	$15,044
Restricted cash	4,113	4,439
Accounts receivable, net	10,257	10,330
Inventories	1,320	1,416
Prepaid expenses and other	5,511	3,352

Total current assets	32,829	34,581

Property and equipment, net	259,436	260,574
Goodwill	28,042	28,042
Intangible assets, net	11,452	11,582
Other assets, net	8,250	9,730

Total assets	$340,009	$344,509

LIABILITIES
Current liabilities:
Accounts payable	$4,054	$4,189
Accrued payroll and related benefits	5,666	6,166
Accrued interest payable	353	356
Advance deposits	859	345
Other accrued expenses	10,727	10,419
Long-term debt, due within one year	5,660	5,547

Total current liabilities	27,319	27,022

Long-term debt, due after one year	77,021	77,673
Deferred income	8,996	9,169
Deferred income taxes	17,119	17,294
Minority interest in partnerships	14	31
Debentures due Red Lion Hotels Capital Trust	30,825	30,825

Total liabilities	161,294	162,014

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 18,228,271 and 18,312,756 shares issued and outstanding	182	183
Additional paid-in capital, common stock	141,284	140,553
Retained earnings	37,249	41,759

Total stockholders’ equity	178,715	182,495

Total liabilities and stockholders’ equity	$340,009	$344,509

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31, 2008 and 2007

	Three months ended March 31,
	2008	2007
	(In thousands, except per share data)
Revenue:
Hotels	$35,235	$34,381
Franchise and management	335	789
Entertainment	3,211	3,347
Other	778	787

Total revenues	39,559	39,304

Operating expenses:
Hotels	30,000	29,974
Franchise and management	73	263
Entertainment	3,060	2,855
Other	538	483
Depreciation and amortization	4,394	4,020
Hotel facility and land lease	1,786	1,714
Gain on asset dispositions, net	(107)	(190)
Undistributed corporate expenses	5,082	1,450

Total expenses	44,826	40,569

Operating loss	(5,267)	(1,265)

Other income (expense):
Interest expense	(2,279)	(2,242)
Minority interest in partnerships, net	17	12
Other income, net	412	309

Loss from continuing operations before income taxes	(7,117)	(3,186)

Income tax benefit	(2,607)	(1,206)

Net loss from continuing operations	(4,510)	(1,980)

Discontinued operations:
Loss from operations of discontinued business units, net of income tax benefit of $8	—	(14)
Loss on disposal of discontinued business units, net of income tax benefit of $6	—	(12)

Loss from discontinued operations	—	(26)

Net loss	(4,510)	$(2,006)

Loss per share - Basic and Diluted
Net loss from continuing operations	$(0.25)	$(0.10)
Loss from discontinued operations	—	—

Net loss	$(0.25)	$(0.10)

Weighted average shares - basic and diluted	18,231	19,148
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2008 and 2007

	Three months ended March 31,
	2008	2007
	(In thousands)
Operating activities:
Net loss	$(4,510)	$(2,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,394	4,028
Gain on disposition of property, equipment and other assets, net	(107)	(190)
Deferred income tax provision	(175)	(12)
Minority interest in partnerships	(17)	(12)
Equity in investments	9	9
Imputed interest expense	55	52
Compensation expense related to stock and option issuance	1,581	217
Collection of doubtful accounts	(121)	(13)
Change in current assets and liabilities:
Restricted cash	326	(1,296)
Accounts receivable	203	(414)
Inventories	96	30
Prepaid expenses and other	(2,159)	(726)
Accounts payable	(135)	(1,242)
Accrued payroll and related benefits	(500)	(1,705)
Accrued interest payable	(3)	(58)
Other accrued expenses and advance deposits	766	1,396

Net cash used in operating activities	(297)	(1,942)

Investing activities:
Purchases of property and equipment	(2,968)	(5,160)
Non-current restricted cash for sublease tenant improvements	805	—
Proceeds from short-term liquid investments	—	7,635
Advances to Red Lion Hotels Capital Trust	(27)	(17)
Other, net	516	(41)

Net cash (used in) provided by investing activities	(1,674)	2,417

Financing activities:
Repayment of long-term debt	(594)	(572)
Common stock redeemed	(922)	—
Proceeds from issuance of common stock under employee stock purchase plan	71	88
Proceeds from stock option exercises	—	379

Net cash used in financing activities	(1,445)	(105)

Net cash in discontinued operations	—	(32)

Change in cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(3,416)	338
Cash and cash equivalents at beginning of period	15,044	13,262

Cash and cash equivalents at end of period	$11,628	$13,600

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Interest on long-term debt	$2,281	$2,242
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
     Red Lion Hotels Corporation (“Red Lion” or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale and upscale, full service hotels under the Red Lion brand. As of March 31, 2008, the Red Lion system of hotels contained 53 hotels located in nine states and one Canadian province, with 9,266 rooms and 441,640 square feet of meeting space. As of that date, the Company operated 31 hotels, of which 18 are wholly owned and 13 are leased, and franchised 22 hotels that were owned and operated by various third-party franchisees.
     In addition to hotel operations, the Company maintains a direct ownership interest in a retail mall that is attached to one of its hotels and in other miscellaneous real estate investments. The Company is also engaged in entertainment operations, which includes TicketsWest.com, Inc., that engages in event ticket distribution and promotion and presents a variety of entertainment productions.
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
     The balance sheet as of December 31, 2007 has been compiled from the audited balance sheet as of such date. The Company believes the disclosures included herein are adequate; however, they should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2007, previously filed with the SEC on Form 10-K.
     In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at March 31, 2008, the consolidated results of operations for the three months ended March 31, 2008 and 2007, and the consolidated cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.
     Management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosures of contingent liabilities. Actual results could materially differ from those estimates.

3. Property and Equipment
     Property and equipment used in continuing operations is summarized as follows (in thousands):

	March 31,	December 31,
	2008	2007
Buildings and equipment	$255,482	$253,905
Furniture and fixtures	37,843	37,557
Landscaping and land improvements	5,305	5,322

	298,630	296,784
Less accumulated depreciation and amortization	(103,697)	(99,605)

	194,933	197,179
Land	58,846	58,928
Construction in progress	5,657	4,467

	$259,436	$260,574

4. Discontinued Operations
     From November 2004 through December 2006, the Company divested non-strategic assets including ten of its owned hotels, certain commercial office buildings and certain other non-core properties including condominium units and certain parcels of excess land (collectively referred to as “the divestment properties”). Each of the divestment properties met the criteria to be classified as an asset held for sale. The activities of the hotels and commercial office buildings have been considered discontinued operations under generally accepted accounting principles and separately disclosed on the consolidated statement of operations, comparative for all periods presented when they existed. As of March 31, 2007, remaining assets listed for sale and included in discontinued operations were a commercial office complex located in Spokane, Washington, which subsequently sold during the third quarter of 2007, and one remaining hotel in Kalispell, Montana, which was sold during the second quarter of 2007. During the first quarter of 2007, the Company recorded a loss of $26,000 from discontinued operations. Revenues from discontinued operations during the first quarter of 2007 were approximately $0.3 million for both the hotel and commercial office complex, with operating expenses of $0.4 million and $0.2 million, respectively. There were no remaining discontinued operations as of December 31, 2007.
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
     Outstanding borrowings under the facility accrue interest as Eurodollar loans with rates ranging from 150 to 225 basis points over LIBOR, with an option for base rate loans based upon the federal funds rate or prime rate. The credit facility requires the Company to comply with certain customary affirmative and negative covenants, the most restrictive of which are financial covenants dealing with leverage, interest coverage and debt service coverage. At March 31, 2008 and December 31, 2007, no amounts were outstanding and the Company was in compliance with all of its covenants.
6. Business Segments
     As of March 31, 2008 and December 31, 2007, the Company had three operating segments – hotels, franchise and management and entertainment. The “other” segment consists primarily of retail mall and miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense; therefore, it has not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues. Selected information with respect to continuing operations is as provided below.

	Three months ended
	March 31,
	2008	2007

Revenues:
Hotels	$35,235	$34,381
Franchise and management	335	789
Entertainment	3,211	3,347
Other	778	787

	$39,559	$39,304

Operating income (loss):
Hotels	$(89)	$(547)
Franchise and management	138	334
Entertainment	41	386
Other	(5,357)	(1,438)

	$(5,267)	$(1,265)

	March 31,	December 31,
	2008	2007

Identifiable assets:
Hotels	$279,691	$281,117
Franchise and management	16,956	18,260
Entertainment	5,966	6,279
Other	37,396	38,853

	$340,009	$344,509

7. Loss Per Share
     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted loss per share computations for the three months ended March 31, 2008 and 2007 (in thousands, except per share amounts):

	Three months ended
	March 31,
	2008	2007
Numerator - basic and diluted:
Net loss from continuing operations	$(4,510)	$(1,980)
Loss on discontinued operations	—	(26)

Net loss	(4,510)	(2,006)

Denominator:
Weighted average shares - basic and diluted	18,231	19,148

Loss per share - basic and diluted:
Loss from continuing operations	$(0.25)	$(0.10)
Loss from discontinued operations	—	—

Net loss	$(0.25)	$(0.10)

     For the three months ended March 31, 2008 and 2007, all of the 1,324,540 and 1,159,080 options to purchase common shares outstanding as of those dates, respectively, were considered anti-dilutive due to the loss for the period. Likewise, all of the 44,837 and 142,663 convertible operating partnerships (“OP”) units, respectively, were considered anti-dilutive, as were the 41,938 and 25,803 units of unissued restricted stock outstanding.

8. Change in Executive Officers
     In February 2008, the President and Chief Executive Officer of the Company, who was also a director, retired. In connection therewith, the Company entered into a written retirement agreement with the executive that includes separation payments and benefits of $2.2 million in value. Under the terms of the agreement, the unvested portion of the former executive’s 545,117 stock options and 12,990 restricted stock units immediately vested, resulting in expense of $1.0 million during the first quarter of 2008. In addition, under the terms of the retirement agreement, the exercise period for 414,191 of the options was extended to February 2011 or until the earlier expiration of their original 10-year term. The remaining 130,926 stock options will expire in May 2008. The modification to the terms of the previously granted equity awards resulted in additional stock based compensation expense of $0.4 million. In total, the Company recognized $3.7 million in expense during the first quarter of 2008 related to this retirement.
     Also in February 2008, the board of directors granted 5,769 restricted shares of common stock and 52,734 options to purchase common stock in connection with the appointment of the Company’s new President, Chief Executive Officer and director. Under the terms of the award, the options and units issued will vest 25% each year for four years with no stock prices or other acceleration provisions. Both equity awards were based on a grant date price of $7.80. On the grant date, the options had a fair value of $2.53 per share, based on the Black-Scholes options pricing model using the following assumptions:

Dividend yield	0%
Expected volatility	34.6%
Forfeiture rate	0%
Risk free interest rate	3.62%
Expected options lives	4 years
9. Stock Based Compensation
     The 2006 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock grants and other stock-based compensation. The plan was approved by the shareholders of the Company and allows awards of 1.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of March 31, 2008, there were 561,194 shares of common stock available for issuance pursuant to future stock options grants or other awards under the 2006 plan.
     In the first quarters of 2008 and 2007, the Company recognized approximately $1.4 million and $0.2 million, respectively, in compensation expense related to options. The 2008 period includes expense recorded upon the retirement of the Company’s former President and Chief Executive Officer, as discussed above in Note 8. At March 31, 2008, the fair value of outstanding vested options was approximately $1.8 million. As outstanding unvested options vest, the Company expects to recognize approximately $0.7 million in additional compensation expense before the impact of income taxes over a weighted average period of 34 months, including $0.3 million during the remainder of 2008. A summary of stock option activity at March 31, 2008, is as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, December 31, 2007	1,276,534	$7.98
Options granted	52,734	$7.80
Options exercised	—	$—
Options forfeited	(4,728)	$7.29

Balance, March 31, 2008	1,324,540	$7.97

Exercisable, March 31, 2008	749,661	$6.81

     Additional information regarding stock options outstanding and exercisable as of March 31, 2008, is as follows:

		Weighted
		Average		Weighted	Aggregate		Weighted	Aggregate
Range of		Remaining		Average	Intrinsic		Average	Intrinsic
Exercise	Number	Contractual	Expiration	Exercise	Value(1)	Number	Exercise	Value(1)
Prices	Outstanding	Life (Years)	Date	Price	(in thousands)	Exercisable	Price	(in thousands)

5.10 - 6.07	655,676	5.99	2011-2014	$5.30	$2,136	507,926	$5.36	$1,625
7.46 - 8.31	280,242	7.16	2009-2018	7.61	267	141,508	7.63	132
10.88-10.94	25,941	2.50	2009-2016	10.93	—	21,461	10.94	—
12.21-15.00	362,681	7.93	2008-2016	12.87	—	78,766	13.60	—

	1,324,540	6.70	2008-2018	$7.97	$2,403	749,661	$6.81	$1,757

(1)	The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been available to be exercised on the last trading day of the first quarter of 2008, or March 31, 2008, based upon the Company’s closing stock price of $8.56.
     As of March 31, 2008 and March 31, 2007, there were 41,938 and 25,803 unvested restricted stock units outstanding, respectively. Since grant, less than 1% of total stock units have been forfeited. In the first quarters of 2008 and 2007, the Company recognized approximately $0.2 million and $19,000, respectively, in compensation expense related to restricted stock units. The 2008 expense reflects $0.1 million recorded upon the retirement of the Company’s former President and Chief Executive Officer. As the restricted stock units vest, the Company expects to recognize approximately $0.3 million in additional compensation expense over a weighted average period of 39 months.
     In 1998, the Company adopted an employee stock purchase plan (the “ESPP”) to assist its employees in acquiring a stock ownership interest in the Company at a discount. Under the ESPP, 300,000 shares of common stock were authorized for purchase, of which 64,993 shares remained available at the time the ESPP terminated on December 31, 2007, in accordance with its terms. The 64,993 shares included 8,515 shares issued in January 2008, for which the Company had previously recognized approximately $0.1 million in compensation expense for the discount.
     Due to the expiration of the current ESPP and subject to shareholder approval at the annual shareholder meeting on May 22, 2008, the Company has adopted the 2008 employee stock purchase plan (the “2008 ESPP”). The terms of the 2008 ESPP will remain essentially the same as its predecessor, with 300,000 shares of common stock authorized for purchase. The common stock will be offered during twenty consecutive six-month periods, the first period of which began on January 1, 2008 and will end on June 30, 2008. Thereafter, the purchase periods will begin on the first day and end on the last day of each subsequent six-month period. The 2008 ESPP permits eligible employees to purchase common stock at a discount through payroll deductions. No employee may purchase more than $25,000 worth in any calendar year. As allowed under the 2008 ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election, with all of the participant’s accumulated payroll deductions returned to them at the time of withdrawal. In the event the 2008 ESPP is not approved by the shareholders, all participants accumulated payroll deductions will promptly be returned to them.
10. Share Repurchases
     In September 2007, the Company announced a common stock repurchase program for up to $10.0 million. Any stock repurchases were to be made through open market purchases, block purchases or privately negotiated transactions. The timing and actual number of share repurchases were dependent on several factors including price, corporate and regulatory requirements and other conditions. As of December 31, 2007, the Company had repurchased 924,200 shares at a cost of $9.1 million. During January 2008, the Company repurchased an additional 93,000 shares for an aggregate cost of $0.9 million, completing the program.

	Number	Weighted Average
Period	of Shares	Repurchase Price
1/1/08-1/31/08	93,000	$9.58

11. Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements itself. However, this statement applies under other accounting pronouncements that require or permit fair value measurements and may therefore change current practice if an alternative measure of fair value has been used. SFAS No. 157 applies an exchange price notion for fair value consistent with previously preferred practice, with a focus on exit price and market-based measurements as compared to entry price and entity-specific measurements. SFAS No. 157 is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued proposed FSP FAS 157-2, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. Effective January 1, 2008, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2.
     The Company does not use derivative instruments, nor does it hold or issue financial instruments for the purpose of trading. The Company’s financial instruments currently consist of cash and cash equivalents, restricted cash, accounts receivable, cash included in other assets, current liabilities and debt obligations. The carrying amounts for cash and cash equivalents, current investments, accounts receivable, current liabilities and long-term debt are reasonable estimates of their fair values. Therefore, the Company experienced no impact on the carrying value of any asset or liability recognized at adoption and does not expect the adoption of this standard to have a material effect on its financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, the objective of which is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. While SFAS No. 159 became effective on January 1, 2008, the Company did not elect the fair value measurement option for any of its financial assets or liabilities.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 are effective for annual periods beginning after December 15, 2008, and early adoption is not permitted. The Company is currently evaluating the impact the adoption of SFAS No. 141R and SFAS No. 160 could have on the consolidated financial statements.
     In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB No. 133. The new Statement will improve the transparency about where derivative instruments are located in financial statements, how derivative instruments and related hedge items are currently accounted for under Statement 133, and how these instruments ultimately affect an entity’s financial position, performance, and cash flow. It requires that entities disclose the fair value of derivative instruments and their gains and losses, disclose features that are credit risk – related, and cross reference footnotes to enable financial statement end users to locate significant derivative instrument information more easily. Statement No. 161 is effective for all financial statements that are issued for fiscal years and interim periods after November 15, 2008 but entities are encouraged to adopt its requirements early. The Company does not currently engage in hedging activities and does not currently have derivative instruments recorded within its consolidated financial statements. Thus, the Company does not expect the adoption of SFAS No. 161 will have any effect on its consolidated financial statements.
12. Subsequent Events
     In the second quarter of 2008, the Company expects to complete the acquisition of a full service hotel in Denver, Colorado. The hotel consists of 478 guestrooms in two towers, 25,000 square feet of meeting space, as well as an onsite two-story parking garage. The purchase price is $25.3 million, and the Company plans to invest an additional $8.0 million on renovations to enhance the hotel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report on Form 10-Q includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will” and similar expressions or their negatives are used in this quarterly report, these are forward-looking statements. Many possible events or factors, including those discussed in “Risk Factors” under Item 1A of our annual report filed on Form 10-K for the year ended December 31, 2007, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.
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
     The following discussion and analysis should be read in connection with our unaudited consolidated financial statements and the condensed notes thereto and other financial information included elsewhere in this quarterly report, as well as in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2007, previously filed with the SEC on Form 10-K.
Introduction
     We are a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale and upscale, full service hotels under our proprietary Red Lion brand. Established over 30 years ago, the Red Lion brand is nationally recognized and particularly well known in the western United States, where most of our hotels are located. The Red Lion brand is typically associated with three and four-star full-service hotels.
     As of March 31, 2008, our hotel system contained 53 hotels located in nine states and one Canadian province, with 9,266 rooms and 441,640 square feet of meeting space as provided below:

		Total	Meeting
		Available	Space
	Hotels	Rooms	(sq. ft.)

Red Lion Owned and Leased Hotels	30	5,456	279,684
Other Leased Hotel (1)	1	310	5,000
Red Lion Franchised Hotels(2)	22	3,500	156,956

Total	53	9,266	441,640

Total Red Lion Hotels	52	8,956	436,640

(1)	Represents a hotel acquired in the fourth quarter of 2007 that is being repositioned as a Red Lion, although until that time has been flagged as an independent.

(2)	In April 2008, Franchise agreements with three hotels expired and were not renewed. In addition, we terminated a franchise agreement with a hotel for non-performance. This reduced the total number of franchised hotels in the system to 18 and the total number of hotels in the system to 49 as of the date of this filing.
     Red Lion is about “Staying Comfortable” and our product and service culture works in both large urban and smaller markets. Our hotels strive to reflect the character of their local markets in which they are operated. We believe our adherence to consistent customer service standards and brand touch-points makes guests feel at home no matter where they are.
     We operate in three reportable segments:
•	The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels.

•	The franchise and management segment is engaged primarily in licensing the Red Lion brand to franchisees and managing hotels for third-party owners. This segment generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners in exchange for the use of our brand and access to our central services programs. These programs include the reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards. Under customary terms of a management agreement, revenue is recorded from management fees charged to the owners of the hotels, typically based on a percentage of the hotel’s gross revenues plus an incentive fee based on operating performance.

•	The entertainment segment derives revenue primarily from ticketing services and promotion and presentation of entertainment productions.

     Our remaining activities, none of which constitutes a reportable segment, have been aggregated into “Other.” As of March 31, 2007, and as discussed further in Note 4 of Notes to Consolidated Financial Statements, we had a commercial office complex and one remaining hotel left for sale and included within discontinued operations. There were no remaining discontinued operations as of December 31, 2007.
Executive Summary
     Our mission is to create the most memorable guest experience possible, through personalized, exuberant service, allowing us to be the leader in our markets. We believe this will drive growth and increase shareholder value. To achieve these goals, we have focused and will continue to focus our resources – monetary, capital and human — in four primary areas:
     Infrastructure – We have improved the foundation of our company by focusing on our core competencies and improving the infrastructure we use to manage reservations and support our hotel system. Guests continue to book more reservations through our branded website, as well as through third-party on-line travel agents. We experienced 33.0% and 25.5% increases in reservations from the sources, respectively, during the first quarter of 2008 compared to 2007. During the remainder of 2008, we will complete the installation of MICROS Opera Property Management Systems throughout our system, which shares a single database with our central reservations system that will allow for greater efficiencies across our system and increased yield management.
     Physical Assets – We have completed major room and public space renovations at all of our owned and leased hotels. These have strengthened the performance of our hotel system quarter-after-quarter since 2005, when renovations began. During the first quarter of 2008, RevPAR and ADR at our owned and leased properties increased 3.9% and 3.3%, respectively, over that experienced in the 2007 period as provided in the table below. Average occupancy, average daily rate and revenue per available room statistics provided includes all hotels owned, leased and franchised on a comparable basis.

	For the three months ended March 31,
	2008			2007
	Average (1)			Average (1)
	Occupancy	ADR(2)	RevPAR(3)	Occupancy	ADR (2)	RevPAR(3)
Owned and Leased Hotels	52.8%	$85.00	$44.91	52.5%	$82.27	$43.23
Franchised Hotels	47.9%	$73.51	$35.22	55.7%	$70.92	$39.50

Total Red Lion Hotels	51.2%	$81.44	$41.69	53.6%	$78.35	$41.99

Change from prior comparative period:
Owned and Leased Hotels	0.3	3.3%	3.9%
Franchised Hotels	(7.8)	3.7%	-10.8%

Total Red Lion Hotels	(2.4)	3.9%	-0.7%

(1)	Average occupancy represents total paid rooms divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period and includes rooms taken out of service for renovation.

(2)	Average daily rate (“ADR”) represents total room revenues divided by the total number of paid rooms occupied by hotel guests.

(3)	Revenue per available room (“RevPAR”) represents total room and related revenues divided by total available rooms.
     We remain committed to ongoing capital improvements in order to continue to strengthen the Red Lion brand by improving our hotel quality to enhance our guests’ experience. While our franchise properties saw improvements in ADR during the first quarter of 2008, they experienced lower RevPAR on reduced occupancy. Although they were included in calculating RevPAR and occupancy, approximately 10% of the available rooms at franchise locations were out of inventory during the first quarter of 2008 due to ongoing renovations.
     The Red Lion Way – We want our guests to feel our commitment to their memorable experience through our employees. In order to live up to our mission statement, management believes strongly in associate retention and development and is committed to competitive compensation and benefit packages and advancement opportunities. We are investing in a strong future by developing throughout all levels of our organization leaders who understand that a culture of employee satisfaction and excellent service is an integral component of our long-term growth strategy. Our goal is to be known in our industry for leadership excellence and being a great company to work for in each of our markets. As a result of our efforts, we continue to experience a reduction in associate turnover.
     Growth – Preparing for growth means improving our liquidity and capital resources and increasing the depth of financial resources available to us. In the second quarter of 2008, we expect to complete the acquisition of a 478-room, full service hotel in Denver, Colorado. The two-tower hotel property also includes 25,000 square feet of meeting space and an onsite two-story parking garage. The purchase price is $25.3 million and we plan to invest an additional $8.0 million on renovations to enhance the hotel. Combined with our existing 297-room franchise property in Denver, this creates a strong Red Lion presence in this critical hub market.
     We expect to continue to add properties in large, western U.S. urban markets, complemented by franchising leading properties in smaller, secondary cities, and progressively move east, leveraging the momentum of our growth in the western states. Our intent is to selectively make joint venture investments or acquire hotels located in major metropolitan cities. We will evaluate investment opportunities based upon a number of factors including price, strategic fit, potential profitability and geographic distribution. We believe that having equity interests in such hotels will give us operational control in highly visible markets. In addition to our Anaheim, California acquisition in October 2007 and our expected acquisition in Denver, Colorado, the greater San Francisco, Los Angeles, Phoenix, and Dallas areas are examples of hub markets we are targeting for expansion.
     Significant events during the current year thus far include:
•	The potential acquisition of a 478-room hotel in Denver, Colorado as discussed above;

•	Change in management leadership following the retirement of our former President and Chief Executive Officer;

•	10-year anniversary as a public company and trading on the New York Stock Exchange;

•	Rebranding of our former GuestAwards (customer loyalty) program to the Red Lion R&R (Rewards and Recognition) Club;

•	Commencement of the guestroom renovations at our new Anaheim property; and

•	Completion of the implementation of new ticketing application software at all TicketsWest locations.
     Financially we believe we have a strong balance sheet and financial position. We had $11.6 million in cash at March 31, 2008, as well as an unused revolving credit facility of up to $50 million available to us that can be increased to $100 million subject to satisfaction of various conditions. We believe we have a solid foundation for continued growth and feel the turmoil in the capital markets has created a favorable environment for strategic buyers. We believe we are positioned to achieve our long-term strategic goals.
Results of Operations
     During the first quarters of 2008 and 2007, we reported net losses of approximately $4.5 million (or $0.25 per share) and $2.0 million (or $0.10 per share), respectively. For the three months ended March 31, 2008, total revenue increased $0.3 million over the first quarter of 2007 primarily due to a $0.9 million increase in revenues generated from our hotels segment.
     A summary of our consolidated statement of operations is as follows in (in thousands, except per share data):

	Three months ended March 31,
	2008	2007
Total revenue	$39,559	$39,304
Operating expenses	44,826	40,569

Operating loss	(5,267)	(1,265)
Other income (expense):
Interest expense	(2,279)	(2,242)
Minority interest in partnerships, net	17	12
Other income, net	412	309

Loss from continuing operations before income taxes	(7,117)	(3,186)

Income tax benefit	(2,607)	(1,206)

Net loss from continuing operations	(4,510)	(1,980)

Loss from discontinued operations	—	(26)

Net loss	$(4,510)	$(2,006)

Loss per share	$(0.25)	$(0.10)

EBITDA	$(444)	$3,034

EBITDA from continuing operations	$(444)	$3,076
     Operating expenses increased by $4.3 million, quarter-over-quarter, due primarily to the impact of increased depreciation expense of $0.4 million, and a $3.7 million charge for separation costs associated with the retirement of our former President and Chief Executive Officer. The following table details the impact of the $3.7 million on 2008 net loss, loss per share and EBITDA:

Three months ended March 31,
2008
(in thousands)
Separation costs	$(3,654)
Income tax benefit	1,297

Impact of separation costs on net loss	$(2,357)

Separation costs	$(0.20)
Income tax benefit	0.07

Impact of separation costs on loss per share	$(0.13)

Impact of separation costs on EBITDA	$(3,654)

     EBITDA represents net income (loss) before interest expense, income tax benefit (expense) and depreciation and amortization. We utilize EBITDA as a financial measure because management believes that investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, on-going operations. We believe it is a complement to net income (loss) and other financial performance measures. EBITDA from continuing operations is calculated in the same manner, but excludes the operating activities of business units identified as discontinued. EBITDA is not intended to represent net income (loss) as defined by generally accepted accounting principles in the United States (“GAAP”), and such information should not be considered as an alternative to net income (loss), cash flows from operations or any other measure of performance prescribed by GAAP.
     We use EBITDA to measure the financial performance of our owned and leased hotels because we believe interest, taxes and depreciation and amortization bear little or no relationship to our operating performance. By excluding interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our properties and operations. We generally pay federal and state income taxes on a consolidated basis, taking into account how the applicable taxing laws apply to us in the aggregate. By excluding taxes on income, we believe EBITDA provides a basis for measuring the financial performance of our operations excluding factors that our hotels cannot control. By excluding depreciation and amortization expense, which can vary from hotel to hotel based on historical cost and other factors unrelated to the hotels’ financial performance, EBITDA measures the financial performance of our hotels without regard to their historical cost. For all of these reasons, we believe EBITDA provides us and investors with information that is relevant and useful in evaluating our business. We believe that the presentation of EBITDA from continuing operations is useful for the same reasons, in addition to using it for comparative purposes for our intended operations going forward.
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
     The following is a reconciliation of EBITDA and EBITDA from continuing operations to net loss for the periods presented (in thousands):

	Three months ended March 31,
	2008	2007
EBITDA	$(444)	$3,034
Income tax benefit	2,607	1,220
Interest expense	(2,279)	(2,231)
Depreciation and amortization	(4,394)	(4,029)

Net loss	$(4,510)	$(2,006)

EBITDA from continuing operations	$(444)	$3,076
Income tax benefit	2,607	1,206
Interest expense	(2,279)	(2,242)
Depreciation and amortization	(4,394)	(4,020)

Net loss from continuing operations	(4,510)	(1,980)
Loss from discontinued operations	—	(26)

Net loss	$(4,510)	$(2,006)

Revenue
     A breakdown of our revenues from continuing operations for the first three months of 2008 and 2007 is as follows (in thousands):

	Three months ended March 31,
	2008	2007
Revenues From Continuing Operations
Hotels:
Room revenue	$23,550	$22,655
Food and beverage revenue	10,803	10,962
Other department revenue	882	764

Total hotels segment revenue	35,235	34,381

Franchise and management	335	789
Entertainment	3,211	3,347
Other	778	787

Total revenue	$39,559	$39,304

     During the first quarter of 2008, revenue from the hotels segment increased $0.9 million, or 2.5%, compared to the first quarter of 2007, primarily due to higher rates and an increase in group rooms sold. Room bookings on our company website increased 26.7%, which also contributed to the increase in hotel segment revenue. First quarter 2007 results reflected revenues of $2.1 million from the Red Lion Sacramento, which transitioned from an owned/leased hotel to a franchise during July 2007 offset by the addition of $1.6 million of revenues contributed by our Anaheim property during the first quarter of 2008, which we purchased in October 2007. Current period revenues were also affected by the Easter holiday, which is typically a slower time of business for the hospitality industry and which fell in the last full week of March in 2008.
     Revenue from the franchise and management segment decreased $0.5 million, or 57.5%, in the first three months of 2008 compared to 2007, primarily due to the receipt of a termination fee and a franchise application fee during the first quarter of 2007, as well as to a decrease in royalty fees as a result of having less franchise properties in our system year-over-year. Revenues in the entertainment and other segments were relatively unchanged quarter-on-quarter. Entertainment revenues were $3.2 million during the first quarter of 2008 compared to $3.3 million in the 2007 period, while other revenues were $0.8 million during both periods.
Operating Expenses
     Operating expenses include direct operating expenses for each of the operating segments, hotel facility and land lease expense, depreciation and amortization, gain or loss on asset dispositions and undistributed corporate expenses. In the aggregate, operating expenses from continuing operations during the first three months of 2008 increased $4.3 million over 2007 as provided below:

	Three months ended March 31,
	2008	2007
	(In thousands)
Operating Expenses From Continuing Operations
Hotels	$30,000	$29,974
Franchise and management	73	263
Entertainment	3,060	2,855
Other	538	483
Depreciation and amortization	4,394	4,020
Hotel facility and land lease	1,786	1,714
Gain on asset dispositions, net	(107)	(190)
Undistributed corporate expenses	5,082	1,450

Total operating expenses	$44,826	$40,569

Hotels revenue - owned (1)	$24,209	$23,363
Direct margin (2)	$4,241	$3,794
Direct margin %	17.5%	16.2%

Hotels revenue - leased (1)	$11,026	$11,018
Direct margin (2)	$994	$613
Direct margin %	9.0%	5.6%

Franchise and management revenue	$335	$789
Direct margin (2)	$262	$526
Direct margin %	78.2%	66.7%

Entertainment revenue	$3,211	$3,347
Direct margin (2)	$151	$492
Direct margin %	4.7%	14.7%

Other revenue	$778	$787
Direct margin (2)	$240	$304
Direct margin %	30.8%	38.6%

(1)	Continuing operations only

(2)	Revenues less direct operating expenses
     Direct hotel expenses remained flat compared to the first quarter of 2007 at $30.0 million, compared with a hotel segment revenue increase of 2.5% during the first quarter of 2008. Room related expenses increased $0.3 million, or 4.5%, and food and beverage costs saw a small decrease, at $9.2 million and $9.3 million, respectively, comparing the first quarter periods. Hotel segment expenses were also affected by a 5.6% increase in sales-related costs, including increased marketing and advertising costs. Overall, the segment had a direct profit of $5.2 million during the first quarter of 2008, compared to $4.4 million in the first quarter of 2007, for a direct margin improvement of 204 basis points. Hotel direct operating margin was 14.9% in 2008 compared to 12.8% in 2007.
     Direct costs for the franchise and management segment decreased $0.2 million during the first three months of 2008 compared to the 2007 period, although direct margin improved 17.3% to 78.2% in 2008 compared to 66.7% in the 2007 period. Entertainment direct costs increased $0.2 million in the first quarter of 2008 compared to 2007, for a 68.0% direct margin loss. We recorded revenues from the presentation of two “gross” shows and one “net” show during the first quarter of 2008, although at a direct margin of 12.0% compared to 16.4% during the first quarter of 2007. Ticketing revenues increased $0.2 million, with increased costs of $0.5 million amongst all regions. Current quarter expenses reflect costs associated with the implementation of new ticketing software that commenced in some regions mid-through late 2007, and therefore is not comparable to first quarter 2007 results.
Income Taxes
     Income tax benefit recognized during 2008 increased $1.4 million to $2.6 million, compared to $1.2 million in the first quarter of 2007, primarily due to $1.3 million associated with the separation costs recorded upon the retirement of our former President and Chief Executive Officer. The experienced rate on pre-tax net income differed from the statutory combined federal and state tax rates primarily due to the utilization of certain incentive tax credits allowed under federal law.

Liquidity and Capital Resources
     Our financial position is strong and we feel the turmoil in the capital markets has created a favorable environment for strategic buyers with strong balance sheets. We believe we have low leverage and strong credit ratios which will allow us to access capital. Our short-term liquidity needs over the next twelve months will be met by funds generated from operating activities and by existing cash and cash equivalents of $11.6 million at March 31, 2008. Our cash balance decreased $3.4 million in what is typically a slower quarter within the hospitality industry, although in January 2008 we completed our common stock repurchase program accounting for $0.9 million of the variance in cash from the end of 2007. We have the flexibility to draw upon our $50 million credit facility, which remained unused at March 31, 2008, and can be increased to $100 million subject to satisfaction of various conditions. At March 31, 2008, we had an additional $4.1 million of restricted cash under securitized borrowing arrangements for future payment of furniture, fixtures and equipments, repairs, insurance premiums and real and personal property taxes. A comparative summary of our balance sheets at March 31, 2008 and December 31, 2007 is provided below:

	March 31,	December 31,
	2008	2007
Consolidated balance sheet data (in thousands):
Cash and cash equivalents	$11,628	$15,044
Working capital (1)	$5,510	$7,559
Property and equipment, net	$259,436	$260,574
Total assets	$340,009	$344,509

Total long-term debt	$82,681	$83,220
Debentures due Red Lion Hotels Capital Trust	$30,825	$30,825
Total liabilities	$161,294	$162,014
Total stockholders’ equity	$178,715	$182,495

(1)	Represents current assets less current liabilities, excluding assets and liabilities of discontinued operations and assets held for sale.
     During the remaining nine months of 2008, we expect cash expenditures to primarily include the funding of operating activities, interest payments on our outstanding indebtedness and additional capital expenditures of approximately $13.7 million to fund ongoing maintenance, hotel improvement and Anaheim renovation costs. We expect to meet our long-term liquidity requirements for the funding of future property acquisitions and other investments and continued hotel and other various capital improvements through net cash provided by operations, long-term secured and unsecured indebtedness, including our $50 million credit facility, and joint ventures.
Operating Activities
     Net cash used in operations during the first quarter of 2008 totaled $0.3 million, an 84.7% improvement over the same period in 2007. Non-cash income statement expenses, including depreciation and amortization and stock based compensation, totaled $5.6 million during 2008 compared to $4.1 million in 2007, offset by negative working capital changes, including restricted cash, receivables, accruals, payables, and inventories, that contributed a $2.6 million improvement in operating cash flow quarter-on-quarter. The change in accounts payable during the first quarter of 2007 was a reflection of the hotel renovations occurring during those time periods, which were not occurring at the end of 2007 or into the first quarter of 2008. Accrued payroll historically has a lower accrued liability during March compared to balances reflected at our fiscal year-end, or December 31. Accrued bonuses, which are a component of accrued payroll on the consolidated balance sheet, are paid out during the first quarter of the year, as experienced in both 2008 and 2007, although the current period reflects an accrual related to separation costs of $2.2 million that were recorded upon the retirement of our former President and Chief Executive Officer that won’t be paid until August 2008. During the first quarter of 2008, restricted cash held in escrow for future payments of insurance, property taxes, repairs, and other items as required by debt agreements, decreased $0.3 million compared to an increase of $1.3 million reflected during the first quarter of 2007.
Investing Activities
     Net cash used in investing activities totaled $1.7 million during the first quarter of 2008, compared to $2.4 million provided in 2007. Cash additions to property and equipment decreased to $3.0 million in 2008 from $5.2 million spent in the first three months of 2007. During the first quarter of 2007, we liquidated all variable rate demand notes recorded at December 31, 2006, totaling $7.6 million. We utilized $0.8 million of restricted cash in the first quarter of 2008, to fulfill our commitment of $3.0 million in tenant improvements at the Red Lion Hotel Sacramento in connection with its 2007 sublease. During the first quarter of 2008, we received approximately $0.5 million for a worker’s compensation premium reimbursement and from the payoff of a long-term receivable.

Financing Activities
     Net financing activities used approximately $1.4 million in cash during 2008, compared to $0.1 million during 2007. During both periods, $0.6 million was repaid in scheduled principal long-term debt payments. Net financing activities during the 2007 period benefited from the exercise by employees of 63,442 stock options resulting in proceeds of $0.4 million. From those exercises, we issued new shares of common stock. No options were exercised during the first quarter of 2008. We had no activity under our credit facility during either period.
     In September 2007, we announced a common stock repurchase program for up to $10 million through open market purchases, block purchases or privately negotiated transactions, subject to certain conditions. Through the fourth quarter of 2007, we had repurchased 924,200 shares at a cost of $9.1 million. During January 2008, we completed our share repurchase program with the purchase of an additional 93,000 shares at an aggregate cost of $0.9 million.
     At March 31, 2008, we had total debt obligations of $113.5 million, of which $63.1 million was securitized debt collateralized by individual hotels with fixed interest rates ranging from 6.7% to 8.1%. Our average pre-tax interest rate on debt was 7.8% during the first quarter of 2008, compared to 7.7% during the 2007 period. Included within outstanding debt are debentures due the Red Lion Hotels Capital Trust of $30.8 million, which are uncollateralized and due the Trust at a fixed rate of 9.5%.
     Of the $63.1 million in securitized debt, three pools of cross securitized debt exist: (i) one consisting of five properties with total borrowings of $20.9 million; (ii) a second consisting of two properties with total borrowings of $18.8 million; and (iii) a third consisting of four properties with total borrowings of $23.4 million. Each pool of securitized debt and the other collateralized hotel borrowings include defeasance provisions for early repayment.
Contractual Obligations
     The following table summarizes our significant contractual obligations as of March 31, 2008, including contractual obligations of business units identified as discontinued on our consolidated balance sheet (in thousands):

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt (1)	$112,681	$11,790	$16,640	$34,002	$50,249
Operating leases(2)	67,691	7,845	14,393	10,379	35,074
Service Agreements	1,100	275	550	275	—
Debentures due Red Lion
Hotels Capital Trust(1)	136,002	2,928	5,857	5,857	121,360

Total contractual obligations (3)	$317,474	$22,838	$37,440	$50,513	$206,683

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)	Operating lease amounts are net of estimated sublease income of $11.3 million annually.

(3)	With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.
     In July 2007, we entered into an agreement to sublease the Red Lion Hotel Sacramento to a third party with an initial lease term expiring in 2020. In connection with the sublease agreement, we received deferred lease income of $3.0 million, which will be amortized over the life of the sublease agreement. The sublease agreement provides for annual rent payments of $1.4 million, which we have netted against lease amounts payable by us in computing the operating lease amounts show in the above table. As part of the agreement, we have committed to $3.0 million in tenant improvements and as of March 31, 2008, had spent approximately $1.7 million of that amount.
     In October 2007, we completed an acquisition of a 100-year (including extension periods) leasehold interest in a hotel in Anaheim, California for $8.3 million, including costs of acquisition. As required under the terms of the leasehold agreement, we will pay $1.8 million per year in lease payments through April 2011, the amounts of which have been reflected in the above table. At our options, we are entitled to extend the lease for 19 additional terms of five years each, with increases in lease payments tied directly to the Consumer Price Index. Beyond the monthly payments through April 2011, we have not included any additional potential future lease commitment related to the Anaheim property in the table above.
Off-balance Sheet Arrangements
     As of March 31, 2008, we had no off-balance sheet arrangements, as defined by SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Other Matters
Franchise and Management Contracts
     At March 31, 2008, our system of hotels included 22 hotels under franchise agreements, representing a total of 3,500 rooms. During the first quarter of 2008, the franchised property Red Lion Baton Rouge (132 rooms) joined the system, although one hotel under a management contract (254 rooms) did not renew its agreement and left our system of hotels.
     In April 2008, franchise agreements with three hotels expired and were not renewed (for a total of 301 rooms). In addition, we terminated a franchise agreement with a 117-room property for non-performance. With these changes, we had 18 franchised hotels in the Red Lion system as of the date of this filing. All franchised hotels were required to meet Red Lion’s upscale brand standards by the end of 2007. The majority of hotels met the standards by the end of 2007, while a few are in the process of completing renovations. We are monitoring their work and could terminate additional hotels for non compliance if their progress is not satisfactory.
Seasonality
     Our business is subject to seasonal fluctuations, with more revenues and profits realized from May through October than during the rest of the year. During 2007, revenues during the second and third quarters approximated 26.2% and 29.2%, respectively, of total revenues for the year, compared to revenues of 21.0% and 23.6% of total revenues during the first and fourth quarters.
Inflation
     The effect of inflation, as measured by fluctuations in the U.S. Consumer Price Index, has not had a material impact on our consolidated financial statements during the periods under review.
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. We consider a critical accounting policy to be one that is both important to the portrayal of our financial condition and results of operations and requires management’s most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2007. However, we have identified our most critical accounting policies and estimates below. Management has discussed the development and selection of our critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosures presented below.
Revenue Recognition and Receivables
     Revenue is generally recognized as services are provided. When we receive payment from customers before our services have been performed, the amount received is recorded as deferred revenue until the service has been completed. We recognize revenue from the following sources:
•	Hotels - Room rental and food and beverage sales from owned and leased hotels. Revenues are recognized when our services have been performed, generally at the time of the hotel stay or guest’s visit to the restaurant. This treatment is consistent with others within our industry. Our revenues are significantly impacted by global, national and regional economic conditions affecting the travel and hospitality industry, as well as the relative market share of our hotels compared with our competitors.

•	Franchise and Management - Fees received in connection with the franchise of our brand names and management fees we have earned from managing third-party owned hotels. Franchise and management revenues are recognized as earned in accordance with the contractual terms of our existing franchise or management agreements.

•	Entertainment - Computerized event ticketing services and promotion of Broadway style shows and other special events. Where we act as an agent and receive a net fee or commission, it is recognized as revenue in the period the services are performed. When we are the promoter of an event and are at-risk for the production, revenues and expenses are recorded in the period of the event performance.

•	Other - Primarily from rental income received from our direct ownership interest in a retail mall in Kalispell, Montana that is attached to our Red Lion hotel.
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
Intangible Assets
     Our intangible assets include brands and goodwill which we account for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” We do not amortize our brands and goodwill. Instead, we test for impairment annually or more frequently as events or circumstances indicate the carrying amount of an asset may not be recoverable. Our goodwill and other intangible asset impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit, subject to the same general assumptions discussed above for long-lived assets. At March 31, 2008 and December 31, 2007, our recorded goodwill and other intangible assets not subject to amortization remained unchanged at $28.0 million. While we have not recognized an impairment loss since we originally recorded goodwill, changes in our estimates and assumptions could affect, potentially materially, our financial condition or results of operations in the future.
     Our other intangible assets include management, marketing and lease contracts, the value of which is amortized on a straight-line basis over the weighted average life of the agreements and totaled $11.5 million and $11.6 million, respectively, at March 31, 2008 and December 31, 2007. The assessment of these contracts requires us to make certain judgments, including estimated future cash flow from the applicable properties.
New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements itself. However, this statement applies under other accounting pronouncements that require or permit fair value measurements and may therefore change current practice if an alternative measure of fair value has been used. SFAS No. 157 applies an exchange price notion for fair value consistent with previously preferred practice, with a focus on exit price and market-based measurements as compared to entry price and entity-specific measurements. SFAS No. 157 is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued proposed FSP FAS 157-2, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. Effective January 1, 2008, we adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2.
     We do not use derivative instruments, nor do we hold or issue financial instruments for the purpose of trading. Our financial instruments currently consist of cash and cash equivalents, restricted cash, accounts receivable, cash included in other assets, current liabilities and debt obligations. The carrying amounts for cash and cash equivalents, current investments, accounts receivable, current liabilities and long-term debt are reasonable estimates of their fair values. Therefore, we experienced no impact on the carrying value of any asset or liability recognized at adoption and do not expect the adoption of this standard to have a material effect on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, the objective of which is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. While SFAS No. 159 became effective on January 1, 2008, we did not elect the fair value measurement option for any of our financial assets or liabilities.
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
     In March 2008, the FASB issues FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB No. 133. SFAS No. 161 will improve the transparency about where derivative instruments are located in financial statements, how derivative instruments and related hedge items are currently accounted for under Statement 133, and how these instruments ultimately affect an entity’s financial position, performance, and cash flow. It requires that entities disclose the fair value of derivative instruments and their gains and losses, disclose features that are credit risk – related, and cross reference footnotes to enable financial statement end users to locate significant derivative instrument information more easily. Statement No. 161 is effective for all financial statements that are issued for fiscal years and interim periods after November 15, 2008 but entities are encouraged to adopt its requirements early. We do not currently engage in hedging activities and do not currently have derivative instruments recorded within our consolidated financial statements. Thus, we do not expect the adoption of SFAS No. 161 to have any effect on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We believe there has been no material change to our market risk since the end of our last fiscal year. Historically we have been exposed to market risk from changes in interest rates and we may be again in the future. However, at March 31, 2008, all of our outstanding debt was subject to currently fixed interest rates. We have managed our exposure to these risks by monitoring available financing alternatives. We do not foresee any significant changes in our exposure to fluctuations in interest rates or in how such exposure is managed in the future.
     The below table summarizes our debt obligations at March 31, 2008, on our consolidated balance sheet (in thousands). During the first quarter of 2008, recurring scheduled principal payments of $0.6 million were made that were included as debt obligations at December 31, 2007.

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Long-term debt
Fixed rate	$5,008	$2,597	$2,785	$24,911	$1,638	$45,742	$82,681	$91,064
Average interest rate							7.79%

Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$30,825
Average interest rate							9.50%
Item 4. Controls and Procedures
     During March 31, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.
     There were no changes in internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), during the first three months of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our annual report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our annual report may not be the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In September 2007, we announced a common stock repurchase program for up to $10.0 million. As provided in the table below and as discussed further in Note 10 of Notes to Consolidated Financial Statements, we repurchased 924,200 shares at a cost of $9.1 million during the fourth quarter of 2007, excluding commissions paid. During January 2008, we repurchased an additional 93,000 shares at an aggregate cost of $0.9 million, completing the program.

			Total Number of Shares
		Average	Purchased as Part of
	Total Number of	Price Paid	Publicly Announced
Period	Shares Purchased	per Share	Plans or Programs

1/1/08 - 1/31/08	93,000	$9.58	93,000

Total for quarter	93,000	$9.85	93,000

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
Red Lion Hotels Corporation
Registrant

	Signature	Title	Date

By:	/s/ Anupam Narayan	President and Chief Executive Officer	May 8, 2008

	Anupam Narayan	(Principal Executive Officer)

By:	/s/ Anthony F. Dombrowik	Senior Vice President, Chief Financial Officer	May 8, 2008

	Anthony F. Dombrowik	(Principal Financial and Accounting Officer)