Form 10-K/A
period 2007-12-31
Red Lion Hotels CORP
filed 2008-05-30
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A
(Amendment No. 1)

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
(509) 459-6100
Securities registered pursuant to Section 12(b) of the Act:

Name of
Title	Each
of	Exchange on
Each	Which
Class	Registered
Common Stock, par value $.01 per share Guarantee with Respect to 9.5% Trust Preferred Securities (Liquidation Amount of $25 per Trust Preferred Security) of Red Lion Hotels Corporation Capital Trust	New York Stock Exchange New York Stock Exchange
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K filed by Red Lion Hotels Corporation on March 13, 2008 (the “Original Report”) is being filed solely to refile paragraphs 1, 2, 4 and 5 of the certifications of the principal executive officer and the principal financial officer included as Exhibits 31.1 and 31.2, respectively, to the Original Report. This Amendment No. 1 does not affect any other items in the Original Report.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description
31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Lion Hotels Corporation
Registrant

	Signature	Title	Date

By:	/s/ Anupam Narayan	President and Chief Executive Officer	May 30, 2008

	Anupam Narayan	(Principal Executive Officer)

By:	/s/ Anthony F. Dombrowik	Senior Vice President, Chief Financial Officer	May 30, 2008

	Anthony F. Dombrowik	(Principal Financial and Accounting Officer)