Form 10-Q/A
period 2008-03-31
Red Lion Hotels CORP
filed 2008-05-30
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q/A
(Amendment No. 1)
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

ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2

EXPLANATORY NOTE
This Amendment No. 1 to the Quarterly Report on Form 10-Q filed by Red Lion Hotels Corporation on May 8, 2008 (the “Original Report”) is being filed solely to refile paragraphs 1, 2, 4 and 5 of the certifications of the principal executive officer and the principal financial officer included as Exhibits 31.1 and 31.2, respectively, to the Original Report. This Amendment No. 1 does not affect any other items in the Original Report.
ITEM 6. EXHIBITS

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
Red Lion Hotels Corporation
Registrant

Signature		Title	Date

By:	/s/ Anupam Narayan Anupam Narayan	President and Chief Executive Officer (Principal Executive Officer)	May 30, 2008

By:	/s/ Anthony F. Dombrowik Anthony F. Dombrowik	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	May 30, 2008