Form 10-Q
period 2008-06-30
Red Lion Hotels CORP
filed 2008-08-07
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of August 4, 2008, there were 18,261,508 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2008 and December 31, 2007

	June 30,	December 31,
	2008	2007
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,942	$15,044
Restricted cash	3,266	4,439
Accounts receivable, net	11,997	10,330
Inventories	1,358	1,416
Prepaid expenses and other	4,933	3,352

Total current assets	29,496	34,581

Property and equipment, net	287,505	260,574
Goodwill	28,042	28,042
Intangible assets, net	11,322	11,582
Other assets, net	7,013	9,730

Total assets	$363,378	$344,509

LIABILITIES
Current liabilities:
Accounts payable	$5,626	$4,189
Accrued payroll and related benefits	7,376	6,166
Accrued interest payable	345	356
Advance deposits	996	345
Other accrued expenses	9,665	10,419
Long-term debt, due within one year	2,509	5,547

Total current liabilities	26,517	27,022

Revolving credit facility	22,000	—
Long-term debt, due after one year	76,389	77,673
Deferred income	8,822	9,169
Deferred income taxes	17,470	17,294
Minority interest in partnerships	20	31
Debentures due Red Lion Hotels Capital Trust	30,825	30,825

Total liabilities	182,043	162,014

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 18,247,758 and 18,312,756 shares issued and outstanding	182	183
Additional paid-in capital, common stock	141,604	140,553
Retained earnings	39,549	41,759

Total stockholders’ equity	181,335	182,495

Total liabilities and stockholders’ equity	$363,378	$344,509

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Six Months Ended June 30, 2008 and 2007

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Revenue:
Hotels	$46,693	$44,839	$81,928	$79,220
Franchise and management	445	782	780	1,571
Entertainment	1,895	2,642	5,106	5,989
Other	779	731	1,556	1,518

Total revenues	49,812	48,994	89,370	88,298

Operating expenses:
Hotels	33,452	32,791	63,452	62,765
Franchise and management	73	133	145	396
Entertainment	2,114	2,604	5,174	5,459
Other	527	466	1,065	948
Depreciation and amortization	4,632	3,996	9,028	8,016
Hotel facility and land lease	1,860	1,737	3,646	3,451
Gain on asset dispositions, net	(33)	(49)	(140)	(239)
Undistributed corporate expenses	1,882	1,505	6,963	2,955

Total expenses	44,507	43,183	89,333	83,751

Operating income	5,305	5,811	37	4,547

Other income (expense):
Interest expense	(2,356)	(2,309)	(4,635)	(4,551)
Minority interest in partnerships, net	(5)	(14)	12	(1)
Other income, net	499	284	911	592

Income (loss) from continuing operations before income taxes	3,443	3,772	(3,675)	587

Income tax (benefit) expense	1,142	1,263	(1,465)	57

Net income (loss) from continuing operations	2,301	2,509	(2,210)	530

Discontinued operations:
Loss from operations of discontinued business units, net of income tax benefit of $37 and $45, respectively, in 2007	—	(67)	—	(81)
Net loss on disposal of discontinued business units, net of income tax benefit of $134 and $140, respectively, in 2007	—	(244)	—	(256)

Loss from discontinued operations	—	(311)	—	(337)

Net income (loss)	$2,301	$2,198	$(2,210)	$193

Earnings (loss) per share:
Basic
Net income (loss) from continuing operations	$0.13	$0.13	$(0.12)	$0.03
Loss from discontinued operations	—	(0.02)	—	(0.02)

Net income (loss)	$0.13	$0.11	$(0.12)	$0.01

Diluted
Net income (loss) from continuing operations	$0.12	$0.13	$(0.12)	$0.03
Loss from discontinued operations	—	(0.02)	—	(0.02)

Net income (loss)	$0.12	$0.11	$(0.12)	$0.01

Weighted average shares — basic	18,237	19,199	18,234	19,174
Weighted average shares — diluted	18,531	19,697	18,234	19,667
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2008 and 2007

	Six months ended June 30,
	2008	2007
	(In thousands)
Operating activities:
Net income (loss)	$(2,210)	$193
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,028	8,034
Gain on disposition of property, equipment and other assets, net	(140)	(239)
Loss on disposition of discontinued operations, net	—	397
Deferred income tax provision	176	1,686
Minority interest in partnerships	(11)	2
Equity in investments	28	20
Imputed interest expense	111	104
Compensation expense related to stock and option issuance	1,905	563
Collection of doubtful accounts	(16)	(52)
Change in current assets and liabilities:
Restricted cash	1,173	(638)
Accounts receivable	(1,609)	(1,125)
Inventories	99	36
Prepaid expenses and other	(1,573)	(3,428)
Accounts payable	1,437	(3,334)
Accrued payroll and related benefits	1,210	(516)
Accrued interest payable	(11)	(64)
Other accrued expenses and advance deposits	(345)	774

Net cash provided by operating activities	9,252	2,413

Investing activities:
Purchases of property and equipment	(35,418)	(9,315)
Non-current restricted cash for sublease tenant improvements	1,727	—
Proceeds from disposition of property and equipment	5	—
Proceeds from disposition of discontinued operations	—	3,771
Proceeds from short-term liquid investments	—	7,635
Advances to Red Lion Hotels Capital Trust	(27)	(17)
Other, net	647	(266)

Net cash provided by (used in) investing activities	(33,066)	1,808

Financing activities:
Borrowings on revolving credit facility	23,000	—
Repayment of revolving credit facility	(1,000)	—
Repayment of long-term debt	(4,433)	(1,120)
Borrowings on long-term debt	—	3,926
Common stock redeemed	(926)	—
Proceeds from issuance of common stock under employee stock purchase plan	71	88
Proceeds from stock option exercises	—	320

Net cash provided by financing activities	16,712	3,214

Net cash in discontinued operations	—	(35)

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(7,102)	7,400
Cash and cash equivalents at beginning of period	15,044	13,262

Cash and cash equivalents at end of period	$7,942	$20,662

Supplemental disclosure of cash flow information:

Cash paid during periods for:
Interest on long-term debt	$4,535	$4,652
Cash received during periods for:
Income taxes	$900	$—
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
     Red Lion Hotels Corporation (“Red Lion” or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale and upscale, full service hotels under the Red Lion brand. As of June 30, 2008, the Red Lion system of hotels contained 50 hotels located in nine states and one Canadian province, with 9,326 rooms and 448,626 square feet of meeting space. As of that date, the Company operated 32 hotels, of which 19 are wholly owned and 13 are leased, and franchised 18 hotels that were owned and operated by various third-party franchisees.
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
     The financial statements include a 19.9% equity method investment in the RLH corporate office building, as well as certain cost method investments in various entities included as other assets, over which the Company does not exercise significant influence. In addition, the Company holds a 3% common interest in Red Lion Hotels Capital Trust (the “Trust”) that is considered a variable interest entity under FIN-46(R) “Consolidation of Variable Interest Entities,” as revised. The Company is not the primary beneficiary of the Trust; thus, it is treated as an equity method investment.
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
     In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at June 30, 2008, the consolidated results of operations for the three and six months ended June 30, 2008 and 2007, and the consolidated cash flows for the six months ended June 30, 2008 and 2007. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.
     Management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosures of contingent liabilities. Actual results could materially differ from those estimates.

3. Property and Equipment
     Property and equipment used in continuing operations is summarized as follows (in thousands):

	June 30,	December 31,
	2008	2007
Buildings and equipment	$274,144	$253,905
Furniture and fixtures	39,248	37,557
Landscaping and land improvements	5,491	5,322

	318,883	296,784
Less accumulated depreciation and amortization	(107,789)	(99,605)

	211,094	197,179
Land	66,146	58,928
Construction in progress	10,265	4,467

	$287,505	$260,574

     The Company completed the purchase of a 478 room, full service hotel asset in the Denver, Colorado area in May 2008 for $25.3 million. The Company plans to invest over $8.0 million on renovations and hotel enhancements.
4. Assets Held For Sale and Discontinued Operations
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
     During the second quarter of 2007, the Company sold its one remaining hotel listed for sale and included in discontinued operations for $3.9 in gross proceeds, located in Kalispell, Montana. As of June 30, 2007, a commercial office complex located in Spokane, Washington, was the remaining asset held for sale and included in discontinued operations, which was subsequently sold during the third quarter of 2007. During the second quarter and first six months of 2007, the Company recorded a loss from discontinued operations of $0.3 million in each period. Revenues from discontinued operations during the second quarter and first six months of 2007 were approximately $0.6 million and $1.2 million. There were no remaining discontinued operations as of December 31, 2007.
5. Revolving Credit Facility
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
     During the second quarter of 2008, and in connection with the acquisition of the Red Lion Hotel Denver Southeast discussed in Note 3, the Company borrowed $23.0 million against the revolving credit facility. Outstanding borrowings under the facility accrue interest at rates ranging from 150 to 225 basis points over LIBOR, with an option for base rate loans based upon the federal funds rate or prime rate. The credit facility requires the Company to comply with certain customary affirmative and negative covenants, the most restrictive of which are financial covenants dealing with leverage, interest coverage and debt service coverage. At June 30, 2008, $22.0 million was outstanding under the facility at an interest rate of 4.0% based on a 30-day LIBOR plus 1.5%. At June 30, 2008 and December 31, 2007, the Company was in compliance with all of its covenants.

6. Business Segments
     As of June 30, 2008 and December 31, 2007, the Company has three operating segments – hotels, franchise and management, and entertainment. The “other” segment consists primarily of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense; therefore, it has not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues. Selected information with respect to continuing operations is provided below.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenues:
Hotels	$46,693	$44,839	$81,928	$79,220
Franchise and management	445	782	780	1,571
Entertainment	1,895	2,642	5,106	5,989
Other	779	731	1,556	1,518

	$49,812	$48,994	$89,370	$88,298

Operating income (loss):
Hotels	$7,588	$7,005	$7,498	$6,458
Franchise and management	238	482	376	816
Entertainment	(327)	(69)	(286)	317
Other	(2,194)	(1,607)	(7,551)	(3,044)

	$5,305	$5,811	$37	$4,547

	June 30,	December 31,
	2008	2007

Identifiable assets:
Hotels	$307,570	$281,117
Franchise and management	18,217	18,260
Entertainment	6,196	6,279
Other	31,395	38,853

	$363,378	$344,509

7. Earnings (Loss) Per Share
     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted income (loss) per share computations for the three and six months ended June 30, 2008 and 2007 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Numerator — basic and diluted:
Net income (loss) from continuing operations	$2,301	$2,509	$(2,210)	$530
Loss on discontinued operations	—	(311)	—	(337)

Net income (loss)	2,301	2,198	(2,210)	193

Denominator:
Weighted average shares — basic	18,237	19,199	18,234	19,174
Weighted average shares — diluted	18,531	19,697	18,234	19,667

Earnings (loss) per share — basic:
Income (loss) from continuing operations	$0.13	$0.13	$(0.12)	$0.03
Loss on discontinued operations	—	(0.02)	—	(0.02)

Net income (loss)	$0.13	$0.11	$(0.12)	$0.01

Earnings (loss) per share — diluted:
Income (loss) from continuing operations	$0.12	$0.13	$(0.12)	$0.03
Loss on discontinued operations	—	(0.02)	—	(0.02)

Net income (loss)	$0.12	$0.11	$(0.12)	$0.01

     For the three months ended June 30, 2008, 233,446 of the 1,433,048 options to purchase common shares outstanding were considered dilutive. Of the 55,715 restricted stock units outstanding, 16,040 shares were included in the above calculation of diluted earnings per share. For the six months ended June 30, 2008, all options and restricted stock units outstanding were considered anti-dilutive due to the loss for that period. For the three and six months ended June 30, 2007, 319,863 and 320,454 of the 1,312,809 options to purchase common shares outstanding, respectively, were considered dilutive, as were the 44,473 units of restricted stock outstanding during both periods.
     For the three months ended June 30, 2008, all of the 44,837 convertible operating partnerships (“OP”) units were considered dilutive, although for the six month period, the units were considered anti-dilutive due to the loss for that period. For the three and six months ended June 30, 2007, 142,663 OP units were considered dilutive and included within the above calculations.
8. Change in Executive Officers
     In February 2008, the President and Chief Executive Officer of the Company, who was also a director of the Company, retired. In connection therewith, the Company entered into a written retirement agreement with the executive that includes separation payments and benefits of $2.2 million in value. Under the terms of the agreement, the unvested portion of the former executive’s 545,117 stock options and 12,990 restricted stock units immediately vested, resulting in expense of $1.0 million during the first quarter of 2008. In addition, under the terms of the retirement agreement, the exercise period for 414,191 of the options was extended to February 2011 or until the earlier expiration of their original 10-year term. The remaining 130,926 stock options expired in May 2008. The modification to the terms of the previously granted equity awards resulted in additional stock based compensation expense of $0.4 million. In total, the Company recognized $3.7 million in expense during the first quarter of 2008 related to this retirement.
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

9. Stock Based Compensation
     The 2006 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock grants and other stock-based compensation. The plan was approved by the shareholders of the Company and allows awards of 1.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. During the first six months of 2008, the board of directors granted 370,337 options to purchase common stock and unvested restricted stock units to executive officers and other key employees, which will vest 25% each year for four years with no stock price acceleration provision. In addition, non-executive directors of the Company were granted an aggregate 17,160 shares of common stock with a fair value of $0.2 million as part of the existing director’s compensation arrangement. As of June 30, 2008, there were 384,826 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.
     For the options issued in 2008, the weighted average assumptions below were used:

Weighted-average fair value of options granted	$8.52
Dividend yield	0%
Expected volatility	34.25%
Forfeiture rate	4.3%
Risk free interest rates	4.12%
Expected option lives	4 years
     In the second quarter and first six months of 2008, the Company recognized approximately $0.1 million and $1.5 million, respectively, in compensation expense related to options, compared to $0.2 million and $0.3 million, respectively, during the same periods in 2007. The 2008 six month period includes expense recorded in February upon the retirement of the Company’s former President and Chief Executive Officer, as discussed above in Note 8. At June 30, 2008, the fair value of outstanding options was approximately $1.9 million. As outstanding unvested options vest, the Company expects to recognize approximately $1.3 million in additional compensation expense before the impact of income taxes over a weighted average period of 41 months, including $0.4 million during the remainder of 2008. A summary of stock option activity at June 30, 2008, is as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, December 31, 2007	1,276,534	$7.98
Options granted	334,212	$8.52
Options forfeited	(177,698)	$12.81

Balance, June 30, 2008	1,433,048	$7.50

Exercisable, June 30, 2008	723,817	$6.51

     Additional information regarding stock options outstanding and exercisable as of June 30, 2008, is as follows:

		Weighted
		Average		Weighted	Aggregate		Weighted	Aggregate
Range of		Remaining		Average	Intrinsic		Average	Intrinsic
Exercise	Number	Contractual	Expiration	Exercise	Value (1)	Number	Exercise	Value (1)
Prices	Outstanding	Life (Years)	Date	Price	(in thousands)	Exercisable	Price	(in thousands)

5.10 - 6.07	654,176	4.19	2011-2014	$5.30	$1,745	507,926	$5.36	$1,326
7.05 - 7.80	270,878	5.94	2009-2018	7.52	122	114,500	7.47	58
8.31 - 8.80	288,842	9.09	2010-2018	8.71	—	27,008	8.31	—
10.88-10.94	25,941	2.26	2009-2016	10.93	—	21,461	10.94	—
12.21-15.00	193,211	8.44	2008-2017	12.67	—	52,922	12.83	—

	1,433,048	6.05	2008-2018	$7.50	$1,867	723,817	$6.51	$1,384

(1)	The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been available to be exercised on the last trading day of the second quarter of 2008, or June 30, 2008, based upon the Company’s closing stock price of $7.97.

     During May 2008, 2,750 restricted shares vested and were issued. Under the terms of the plan and upon vesting, the Company authorized a net settlement of distributable shares to employees after consideration of individual employees’ tax withholding obligations, at the election of each employee. In June 2008, the Company repurchased 423 shares for approximately $9.47 per share to cover the participant’s tax liability. As of June 30, 2008 and June 30, 2007, there were 55,715 and 44,473 unvested restricted stock units outstanding, respectively. Since grant, approximately 1% of total stock units have been forfeited. In the first six months of 2008 and 2007, the Company recognized approximately $0.2 million and $43,000, respectively, in compensation expense related to restricted stock units. The 2008 expense reflects $0.1 million recorded upon the retirement of the Company’s former President and Chief Executive Officer. As the restricted stock units vest, the Company expects to recognize approximately $0.5 million in additional compensation expense over a weighted average period of 40 months.
     In 1998, the Company adopted an employee stock purchase plan (the “1998 ESPP”) to assist its employees in acquiring a stock ownership interest in the Company at a discount. Under the ESPP, 300,000 shares of common stock are authorized for purchase, of which 64,993 shares remained available at the time the ESPP terminated on December 31, 2007, in accordance with its terms. The 64,993 shares included 8,515 shares issued in January 2008, for which the Company had previously recognized approximately $0.1 million in compensation expense for the discount.
     Due to the expiration of the 1998 ESPP and upon shareholder ratification at the annual shareholder meeting in May 2008, the Company adopted the 2008 employee stock purchase plan (the “2008 ESPP”). The terms of the 2008 ESPP remained essentially the same as its predecessor, with 300,000 shares of common stock authorized for purchase that permits eligible employees to purchase common stock at a discount through payroll deductions. No employee may purchase more than $25,000 worth of shares in any calendar year. As allowed under the 2008 ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of the withdrawal. The common stock will be offered during twenty consecutive six-month periods, with the purchase periods beginning on the first day and end on the last day of each subsequent six-month period. The first period began on January 1, 2008 and ended on June 30, 2008, and 13,750 shares were issued out of the plan in July 2008.
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
     The Company does not use derivative instruments, nor does it hold or issue financial instruments for the purpose of trading. The Company’s financial instruments currently consist of cash and cash equivalents, restricted cash, accounts receivable, cash included in other assets, current liabilities and debt obligations. The carrying amounts for cash and cash equivalents, current investments, accounts receivable, current liabilities and variable rate long-term debt are reasonable estimates of their fair values. Therefore, the Company experienced no impact on the carrying value of any financial asset or liability recognized at adoption and does not expect the adoption of this standard to have a material effect on its financial statements.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”) SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 are effective for annual periods beginning after December 15, 2008, and early adoption is not permitted. The Company is currently evaluating the impact the adoption of SFAS No. 141R and SFAS No. 160 could have on the consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), an amendment of FASB No. 133. The new Statement will improve the transparency about where derivative instruments are located in financial statements, how derivative instruments and related hedge items are currently accounted for under Statement 133, and how these instruments ultimately affect an entity’s financial position, performance, and cash flow. It requires that entities disclose the fair value of derivative instruments and their gains and losses, disclose features that are credit risk – related, and cross reference footnotes to enable financial statement end users to locate significant derivative instrument information more easily. Statement No. 161 is effective for all financial statements that are issued for fiscal years and interim periods after November 15, 2008, although entities are encouraged to adopt its requirements early. The Company does not currently engage in hedging activities and does not currently have derivative instruments recorded within its consolidated financial statements. Thus, the Company does not expect the adoption of SFAS No. 161 will have any effect on its consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP to improve the quality of standards and the standard-setting process, including improving the conceptual framework, codifying existing accounting literature, transitioning to a single standard-setter regime, and converging FASB and standards of the International Accounting Standards Board. SFAS No. 162 is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

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
     As of June 30, 2008, our hotel system contained 50 hotels located in nine states and one Canadian province, with 9,326 rooms and 448,626 square feet of meeting space as provided below:

		Total	Meeting
		Available	Space
	Hotels	Rooms	(sq. ft.)

Red Lion Owned and Leased Hotels	31	5,934	304,684
Other Leased Hotel (1)	1	310	5,000
Red Lion Franchise Hotels (2)	18	3,082	138,942

Total	50	9,326	448,626

Total Red Lion Hotels	49	9,016	443,626

(1)	Represents a hotel acquired in the fourth quarter of 2007 that is being repositioned as a Red Lion, although until that time has been flagged as an independent property and other leased hotel.

(2)	In July 2008, we terminated a franchise agreement with the 186-room Red Lion Hotel Modesto for non-performance. This reduced the total number of franchised hotels in the system to 17 and the total number of hotels in the system to 49 as of the date of this filing.
     Red Lion is about “Staying Comfortable” and our product and service culture is successful in both large urban and smaller markets. Our hotels strive to reflect the character of their unique local markets in which they are operated, while maintaining a consistent Stay Comfortable experience. We believe our adherence to consistent customer service standards and brand touch-points make guests feel at home no matter where they are.
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
     Our remaining activities, none of which constitutes a reportable segment, have been aggregated into “Other.” As of June 30, 2007, and as discussed further in Note 4 of Notes to Consolidated Financial Statements, we had one commercial office left for sale and included within discontinued operations that was subsequently sold in September 2007. There were no remaining discontinued operations as of December 31, 2007.
Executive Summary
     Our mission is to create the most memorable guest experience possible, through personalized, exuberant service, allowing us to be a leader in our markets. We believe that leveraging the uniqueness of our physical assets and interacting with our guests in the warm, genuine way that Red Lion has historically been known for will drive growth and increase shareholder value. To achieve these goals, we have focused and will continue to focus our resources — monetary, capital and human — in four primary areas:
     Infrastructure — We have improved the foundation of our company by focusing on our core competencies and by investing in the infrastructure we use to manage the distribution of our inventory through online and traditional reservations channels. Centrally sourced reservations (i.e. voice, redlion.com, travel agent and third-party on-line travel agencies) accounted for 46% of system revenues in 2007 and 44% in the first half of 2008. The revenue we delivered from our branded website, redlion.com, increased 13.3% in the first half of 2008 over the same period in 2007.
     During the remainder of 2008, we will complete the installation of MICROS Opera Property Management Systems (“Opera”) throughout our portfolio of owned hotels. This provides us with a single database for managing, analyzing and reporting our customer activity and greatly enhances both our customer service levels and ability to e-market using sophisticated customer relations management tools and tactics.
     Physical Assets — We have completed major room and public space renovations at all of our owned and leased hotels, which have strengthened the performance of our hotel system quarter-after-quarter since 2005, when renovations began. During the second quarter of 2008, RevPAR and ADR at our owned and leased properties increased 3.2% and 1.4%, respectively, over that experienced in the 2007 period as provided in the table below. Average occupancy, average daily rate and revenue per available room statistics provided includes all owned, leased and franchised hotels on a comparable basis.

	For the three months ended June 30,						For the six months ended June 30,
	2008			2007			2008			2007
	Average (1)			Average (1)			Average (1)			Average (1)
	Occupancy	ADR (2)	RevPAR(3)	Occupancy	ADR(2)	RevPAR(3)	Occupancy	ADR(2)	RevPAR(3)	Occupancy	ADR(2)	RevPAR(3)

Owned and Leased Hotels	68.4%	$90.58	$61.93	67.2%	$89.29	$60.02	60.6%	$88.15	$53.42	59.9%	$86.23	$51.67
Franchised Hotels	60.6%	$77.16	$46.78	63.0%	$75.14	$47.30	54.0%	$75.59	$40.78	59.3%	$73.51	$43.60

Total Red Lion Hotels	65.8%	$86.42	$56.84	65.8%	$84.74	$55.75	58.5%	$84.47	$49.41	59.7%	$82.22	$49.11

Change from prior comparative period:
Owned and Leased Hotels	1.2	1.4%	3.2%				0.7	2.2%	3.4%
Franchised Hotels	(2.4)	2.7%	-1.1%				(5.3)	2.8%	-6.5%

Total Red Lion Hotels	—	2.0%	2.0%				(1.2)	2.7%	0.6%

(1)	Average occupancy represents total paid rooms divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period and includes rooms taken out of service for renovation.

(2)	Average daily rate (“ADR”) represents total room revenues divided by the total number of paid rooms occupied by hotel guests.

(3)	Revenue per available room (“RevPAR”) represents total room and related revenues divided by total available rooms.
     We remain committed to ongoing capital improvements in order to continue to strengthen the Red Lion brand by improving our hotel quality to enhance our guests’ experience. While our franchise properties saw improvements in ADR during the first six months of 2008, they experienced lower RevPAR on reduced occupancy. We do not exclude rooms out of service for renovation from our calculation of RevPAR and occupancy.
     The Red Lion Way — We want our guests to feel our commitment to their memorable experience through our employees. In order to live up to our mission statement, management believes strongly in associate retention and development and is committed to competitive compensation and benefit packages and advancement opportunities. We are investing in a strong future by developing throughout all levels of our organization leaders who understand that a culture of employee satisfaction and excellent service is an integral component of our long-

term growth strategy. Our goal is to be known in our industry for leadership excellence and being a great company to work for in each of our markets. As a result of our efforts, we continue to experience a reduction in associate turnover.
     Growth — Preparing for growth means improving our liquidity and capital resources and increasing the depth of financial resources available to us. In May 2008, we completed the acquisition of a 478-room, full service hotel in Denver, Colorado. The two-tower hotel property also includes 25,000 square feet of meeting space and an onsite two-story parking garage. The purchase price was $25.3 million and we plan to invest over $8.0 million on renovations to enhance the hotel. Combined with our existing 297-room franchised property in Denver, this creates a strong Red Lion presence in this strategic hub market.
     We expect to continue to add properties in large, western U.S. urban markets, complemented by franchising leading properties in smaller, secondary cities, and progressively move east, leveraging the momentum of our growth in the western states. Our intent is to selectively make joint venture investments or acquire hotels located in major metropolitan cities. We will evaluate investment opportunities in highly visible markets based upon a number of factors including price, strategic fit, potential profitability and geographic distribution. In addition to our Anaheim, California acquisition in October 2007 and the recently acquired Red Lion Hotel Denver Southeast, the greater San Francisco, Los Angeles, Phoenix, and Dallas areas are examples of hub markets we are targeting for expansion.
     Significant events during the current year thus far include:
•	The acquisition of a 478-room hotel in Denver, Colorado as discussed above;

•	Change in management leadership following the retirement of our former President and Chief Executive Officer;

•	10-year anniversary as a public company and trading on the New York Stock Exchange;

•	Rebranding of our customer loyalty program to the Red Lion R&R (Rewards and Recognition) Club;

•	Commencement of the complete renovation of our Anaheim property; and

•	Completion of the implementation of new ticketing application software at all TicketsWest locations.
     Financially, we believe we have a strong balance sheet and financial position. In addition to the $7.9 million held in cash at June 30, 2008, we have a revolving credit facility of $50 million, $28.0 of which remains unused as of the balance sheet date. This credit facility can be increased by an additional $50 million to a maximum of $100 million, subject to satisfaction of various conditions. We believe we have a solid foundation for continued growth and feel the turmoil in the capital markets has created a favorable environment for strategic buyers.
     Our operating results are subject to conditions affecting the lodging industry, including any impact from the downturn of the airline industry and high fuel prices. While we have experienced positive RevPAR and operating margin growth through the first quarter and again in the second, toward the end of the second quarter we began to see a slowdown in demand. In particular, our transient business has decreased year-over-year and we expect that trend to continue throughout 2008. We have undertaken a review of activities in an effort to implement cost cutting measures and maintain or improve our margins. We are aggressively managing our mix of business and have launched several marketing programs in an effort to boost revenues and maintain or increase our market share.
     Our strategy will continue to be to improve profit margins through cost controls while maintaining the Red Lion culture so that our guests continue to Stay Comfortable. Even in this uncertain economy and into the future, we believe that we are positioned to achieve our long-term strategic goals. However, we further believe the current difficult economic period and its effect on our industry have created an uncertain operating environment for at least the remaining portion of 2008 and into 2009. There can be no assurance our results of operations will be similar to our results reported thus far during the first six months of 2008 if changes in travel patterns continue or general conditions of the economy continue to worsen.
Results of Operations
     During the second quarter of 2008, we reported net income of $2.3 million (or $0.12 per share) compared to $2.2 million (or $0.11 per share) during the second quarter of 2007. For the first six months of 2008, we reported a net loss of $2.2 million (or $0.12 per share) compared to net income of $0.2 million (or $0.01 per share) during the first six months of 2007. The loss experienced during the first six months of 2008 is primarily due to a $3.7 million charge recorded during the first quarter of 2008 for separation costs associated with the retirement of our former President and Chief Executive Officer in February 2008.
     During the second quarter of 2007, we sold the last remaining hotel in discontinued operations for gross proceeds of $3.9 million. As a result of the sale, we recognized a loss on disposition of $0.3 million, net of income tax expense. The net impact on consolidated earnings from the activities of discontinued operations, which also included a commercial office building that was subsequently sold in September 2007, were losses of approximately $0.3 million and $0.3 million, respectively, during the second quarter and first six months of 2007. There were no remaining discontinued operations as of December 31, 2007. A summary of our consolidated statement of operations is as provided below (in thousands, except per share data).

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Total revenue	$49,812	$48,994	$89,370	$88,298
Operating expenses	44,507	43,183	89,333	83,751

Operating income	5,305	5,811	37	4,547

Other income (expense):
Interest expense	(2,356)	(2,309)	(4,635)	(4,551)
Minority interest in partnerships, net	(5)	(14)	12	(1)
Other income, net	499	284	911	592

Income (loss) from continuing operations before income taxes	3,443	3,772	(3,675)	587

Income tax (benefit) expense	1,142	1,263	(1,465)	57

Net income (loss) from continuing operations	2,301	2,509	(2,210)	530

Loss from discontinued operations	—	(311)	—	(337)

Net income (loss)	$2,301	$2,198	$(2,210)	$193

Earnings (loss) per share — basic	$0.13	$0.11	$(0.12)	$0.01

Earnings (loss) per share — diluted	$0.12	$0.11	$(0.12)	$0.01

EBITDA	$10,431	$9,678	$9,988	$12,712
EBITDA from continuing operations	$10,431	$10,077	$9,988	$13,154
     Operating expenses increased by $1.3 million quarter-over-quarter, due primarily to the impact of increased depreciation expense of $0.6 million, and $5.6 million in the six-month comparable period, also due to increased depreciation expense as well as the $3.7 million charge incurred in the first quarter of 2008 discussed above. The following table details the impact of that $3.7 million charge on net loss, loss per share and EBITDA for the first six months of 2008 (in thousands, except per share data):

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
     The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income (loss) for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
EBITDA	$10,431	$9,678	$9,988	$12,712
Income tax benefit (expense)	(1,142)	(1,092)	1,465	129
Interest expense	(2,356)	(2,383)	(4,635)	(4,614)
Depreciation and amortization	(4,632)	(4,005)	(9,028)	(8,034)

Net income (loss)	$2,301	$2,198	$(2,210)	$193

EBITDA from continuing operations	$10,431	$10,077	$9,988	$13,154
Income tax benefit (expense)	(1,142)	(1,263)	1,465	(57)
Interest expense	(2,356)	(2,309)	(4,635)	(4,551)
Depreciation and amortization	(4,632)	(3,996)	(9,028)	(8,016)

Net income (loss) from continuing operations	2,301	2,509	(2,210)	530
Loss from discontinued operations	—	(311)	—	(337)

Net income (loss)	$2,301	$2,198	$(2,210)	$193

Revenue
     A breakdown of our revenues from continuing operations for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues From Continuing Operations
Hotels:
Room revenue	$32,569	$31,238	$56,119	$53,893
Food and beverage revenue	13,012	12,707	23,815	23,669
Other department revenue	1,112	894	1,994	1,658

Total hotels segment revenue	46,693	44,839	81,928	79,220

Franchise and management revenue	445	782	780	1,571
Entertainment revenue	1,895	2,642	5,106	5,989
Other revenue	779	731	1,556	1,518

Total revenue	$49,812	$48,994	$89,370	$88,298

     Three Months Ended June 30, 2008 and 2007
     During the second quarter of 2008, revenue from the hotel segment increased $1.9 million, or 4.1%, compared to the second quarter of 2007, primarily due to a 19.3% increase in group revenues, as well as a modest increase in rate and occupancy. The increase in group revenues also contributed to the increase in food and beverage revenues, as did an increase in food sold in our lounges. Permanent room bookings also contributed to the increase in revenue, offset by a 19.5% decrease in transient rooms occupied. Revenue contributed by our company website was 9.6% of total room revenue for the second quarter of 2008, compared to 10.0% during the second quarter of 2007.
     Second quarter 2007 revenues include $2.1 million from the Red Lion Sacramento, which transitioned from a leased hotel to a franchise in July 2007. The $2.1 million was offset by the addition of $2.6 million in revenues contributed by our Anaheim hotel and approximately one month of revenue from the Red Lion Hotel Denver Southeast, neither of which were in our system of hotels during the comparable period in 2007.
     Revenue from the franchise and management segment decreased $0.3 million, or 43.1%, primarily due to the receipt of termination fees of $0.2 million during the second quarter of 2007, as well as to a decrease in royalty fees resulting from having fewer hotels in our system quarter-over-quarter. Revenues from the entertainment segment decreased 28.3% primarily due to the difference in number and type of shows presented between the second quarter of 2007 and the current period.

     Six Months Ended June 30, 2008 and 2007
     In the first six months of 2008, revenue from the hotel segment increased $2.7 million, or 3.4%, compared to the first six months of 2007. The increase in hotel revenues was driven by an increase of 14.8% in group room revenue and an increase in permanent and third-party on-line travel agent business year-over-year. Negatively impacting 2008 hotel revenues was an 18.5% decrease in transient revenues compared to the first six months of 2007. Affecting comparability of the variance are revenues included from the Red Lion Sacramento ($4.2 million) in the first six months of 2007, offset by revenues from our Anaheim hotel and from the Red Lion Denver Southeast ($4.2 million) in the aggregate that were not in our system of hotels during the first six months of 2007.
     Revenue from the franchise and management segment decreased $0.8 million, or 50.4%, compared to the first six months of 2007. In the first six months of 2007, we received approximately $0.4 million in termination fees related to hotels that have since left our system and from a franchise application fee received from a new owner of an existing hotel in our system. In addition, in the first six months of 2008 we recorded less royalty fees as a result of having fewer hotels in our system during the comparable periods. Entertainment revenues decreased $0.9 million, or 14.7%, almost entirely from the decrease experienced in the second quarter discussed above.
Operating Expenses
     Operating expenses include direct operating expenses for each of the operating segments, hotel facility and land lease expense, depreciation and amortization, gain or loss on asset dispositions and undistributed corporate expenses. In the aggregate, operating expenses from continuing operations during the three and six months ended June 30, 2008, increased $1.3 million and $5.6 million over the same periods in 2007 as provided below:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands)
Operating Expenses From Continuing Operations
Hotels	$33,452	$32,791	$63,452	$62,765
Franchise and management	73	133	145	396
Entertainment	2,114	2,604	5,174	5,459
Other	527	466	1,065	948
Depreciation and amortization	4,632	3,996	9,028	8,016
Hotel facility and land lease	1,860	1,737	3,646	3,451
Gain on asset dispositions, net	(33)	(49)	(140)	(239)
Undistributed corporate expenses	1,882	1,505	6,963	2,955

Total operating expenses	$44,507	$43,183	$89,333	$83,751

Hotels revenue -owned (1)	$32,491	$30,562	$56,700	$53,924
Direct margin (2)	$9,855	$9,103	$14,129	$12,843
Direct margin %	30.3%	29.8%	24.9%	23.8%

Hotels revenue- leased (1)	$14,202	$14,277	$25,228	$25,296
Direct margin (2)	$3,386	$2,945	$4,347	$3,612
Direct margin %	23.8%	20.6%	17.2%	14.3%

Franchise and management revenue	$445	$782	$780	$1,571
Direct margin (2)	$372	$649	$635	$1,175
Direct margin %	83.6%	83.0%	81.4%	74.8%

Entertainment revenue	$1,895	$2,642	$5,106	$5,989
Direct margin (2)	$(219)	$38	$(68)	$530
Direct margin %	-11.6%	1.4%	-1.3%	8.8%

Other revenue	$779	$731	$1,556	$1,518
Direct margin (2)	$252	$265	$491	$570
Direct margin %	32.3%	36.3%	31.6%	37.5%

(1)	Continuing operations only.

(2)	Revenues less direct operating expenses.

     Three Months Ended June 30, 2008 and 2007
     Direct hotel expenses increased 2.0% compared to the second quarter of 2007, compared with a hotel segment revenue increase of 4.1% during the second quarter of 2008. Rooms related expenses was the driver for the increased expenditures, offset by a reduction in food and beverage costs in the quarter. Overall, the segment had a direct profit of $13.2 million compared to $12.0 million during the second quarter of 2007, a 9.9% improvement. Second quarter 2008 hotel direct operating margin improved 149 basis points to 28.4% compared to 26.9% during the same period in 2007.
     Direct costs for the franchise and management segment remained unchanged at $0.1 million during both comparable periods, while the entertainment segment reported decreased expenses of $0.5 million, or 18.8%, compared to a revenue decrease of $0.7 million. During the second quarter of 2007, we recorded revenues and associated expenses from the presentation of three “gross” shows, compared to only one “net” show during the second quarter of 2008. In addition, entertainment direct costs increased $0.2 million in advertising expense related to a series of gross shows that begin late in the third quarter of 2008 and continue into the fourth. Overall, the entertainment segment reported a direct margin loss of $0.2 million during the second quarter of 2008.
     Undistributed corporate expenses include general and administrative charges such as corporate payroll, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment are distributed, such as accounting, human resources and information technology, and are included in direct expenses. The $0.4 million negative variance is attributed to increased equity compensation expense, and increased outside consulting services.
     Six Months Ended June 30, 2008 and 2007
     Direct hotel expenses during the first six months of 2008 increased $0.7 million, or 1.1% over the first six months of 2007, compared with a hotel segment revenue increase of 3.4%. Rooms related expenses was the driver for the increased expenditures, offset by a reduction in food and beverage costs year-over-year. Overall, the segment had a direct profit of $18.5 million compared to $16.5 million during the first six months of 2007, a 12.3% improvement. During the first six months of 2008, hotel direct operating margin improved 178 basis points to 22.6% from 20.8% during the same period in 2007.
     Direct costs for the franchise and management segment were lower by $0.3 million during the comparable periods, although direct margin improved to 81.4% from 74.8% during the first six months of 2007. Entertainment direct costs decreased $0.3 million, or 5.2%, compared to a revenue decrease of $0.9 million. The six month period in 2008 was negatively impacted by fewer shows presented during the second quarter of 2008, where we presented on a “net” basis only one show compared to the presentation of three “gross” shows during the second quarter of 2007. Overall, the entertainment segment reported a direct margin loss of $0.1 million in the first six months of 2008 compared to a positive direct margin during the 2007 period of $0.5 million.
     Undistributed corporate expenses during the first six months of 2008 included the $3.7 million charge for separation costs discussed above, which was the most substantial contributor to the $4.0 million variance year-on-year. In addition, the negative variance can also be attributed to increased equity compensation expense and increased outside consulting services.
Income Taxes
     During the second quarter of 2008, we reported income tax expense of $1.1 million compared to $1.3 million during the second quarter of 2007. During the first six months of 2008, we recognized an income tax benefit of $1.5 million, compared to an income tax expense of $0.1 million during the same period in 2007, primarily due to $1.3 million associated with the separation costs recorded upon the retirement of our former President and Chief Executive Officer. The experienced rate on pre-tax net income differed from the statutory combined federal and state tax rates primarily due to the utilization of certain incentive tax credits allowed under federal law.
Liquidity and Capital Resources
     We believe that our financial position is generally strong and we feel the perceived turmoil in the capital markets has created a favorable environment for strategic buyers with strong balance sheets. We believe that our current leverage and credit ratios will allow us to access capital. Our short-term liquidity needs over the next twelve months will be met by funds generated from operating activities and by existing cash and cash equivalents of $7.9 million at June 30, 2008. To finance the May 2008 acquisition of the Red Lion Denver Hotel Southeast for $25.3 million, we utilized $23.0 million of our $50 million credit facility. At June 20, 2008, the outstanding balance was $22.0 million. We also have the ability to increase this facility to $100 million, subject to satisfaction of various conditions. At June 30, 2008, we had $3.3 million of restricted cash under securitized borrowing arrangements for future payments of furniture, fixtures and equipment, repairs, insurance premiums and real and personal property taxes. A comparative summary of our balance sheets at June 30, 2008 and December 31, 2007 is provided below:

	June 30,	December 31,
	2008	2007
Consolidated balance sheet data (in thousands):
Cash and cash equivalent	$7,942	$15,044
Working capital (1)	$2,979	$7,559
Property and equipment, net	$287,505	$260,574
Total assets	$363,378	$344,509

Total long-term debt and credit facility	$100,898	$83,220
Debentures due Red Lion Hotels Capital Trust	$30,825	$30,825
Total liabilities	$182,043	$162,014
Total stockholders’ equity	$181,335	$182,495

(1)	Represents current assets less current liabilities.
     During the remaining six months of 2008, we expect cash expenditures to primarily include the funding of operating activities, interest payments on our outstanding indebtedness and additional capital expenditures of approximately $17.3 million to fund ongoing hotel improvement projects and the renovations at the Anaheim and Denver hotels. We expect to meet our long-term liquidity requirements for the funding of future property acquisitions and other investments and continued hotel and other various capital improvements through net cash provided by operations, long-term secured and unsecured indebtedness, including any unused portion of our $50 million credit facility, and joint ventures.
Operating Activities
     Net cash provided by operations increased $6.8 million to $9.3 million during the first six months of 2008 compared to the 2007 period. Non-cash income statement expenses including depreciation and amortization, provision for deferred tax and stock based compensation, increased 5.4% during the first six months of 2008, offset by favorable working capital changes, including restricted cash, receivables, accruals, payables and inventories, which resulted in increased cash flow of $8.7 million during the first six months of 2008. The change in accounts payable during the first six months of 2007 was a reflection of the hotel renovations occurring during those time periods, which were not occurring to the same level at the end of 2007 or thus far during 2008. The change in accrued payroll reflects an accrued bonus related to separation costs of $2.2 million that was recorded upon the retirement of our former President and Chief Executive Officer that will not be paid until mid-August 2008. During the first six months of 2008, restricted cash held in escrow for future payments of insurance, property taxes, repairs and other items as required by debt agreements decreased $1.2 million compared to an increase of $0.6 million reflected during the first six months of 2007.
Investing Activities
     Net cash used in investing activities during the first six months of 2008 totaled $33.1 million, primarily for the acquisition of the Red Lion Hotel Denver Southeast for $25.3 million in May 2008. Other additions during 2008 to property and equipment increased 8.4% from the first six months of 2007 to $10.1 million. We utilized $1.7 million of restricted cash in 2008 to fulfill our commitment to reimburse up to $3.0 million in tenant improvements at the Red Lion Hotel Sacramento in connection with its July 2007 sublease. During the first quarter of 2008, we also received approximately $0.5 million for a worker’s compensation premium reimbursement and from the payoff of a long-term receivable.
     During the 2007 period, net cash provided by investing activities totaled $1.8 million. During the first quarter of 2007, we liquidated all variable rate demand notes recorded at December 31, 2006, totaling $7.6 million. In the second quarter of 2007, we sold the remaining hotel included in discontinued operations and received proceeds of $3.9 million.
Financing Activities
     Net financing activities provided cash of approximately $16.7 million during the first six months of 2008 compared to $3.2 million provided during the 2007 period, primarily from the borrowing of $23.0 million from our $50 million credit facility to finance the acquisition of the Red Lion Hotel Denver Southeast. During both periods, $4.4 million and $1.1 million, respectively, was repaid in scheduled principal long-term debt payments. In addition, in June 2008 we also repaid $1.0 million of the $23.0 million drawn on our credit facility in May 2008. During the first six months of 2007, we borrowed $3.9 million in June 2007 that was later assumed by the buyers of the commercial office complex sold in September 2007. Net financing activities during the 2007 period benefited from the exercise by employees of 75,794 stock options resulting in proceeds to the company of $0.3 million. From those exercises, we issued new shares of common stock. No options were exercised during the first six months of 2008.

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
     At June 30, 2008, we had total debt obligations of $131.7 million, of which $68.2 million was securitized debt collateralized by individual hotels with fixed interest rates ranging from 6.7% to 8.1%. Included within outstanding debt are debentures due to the Red Lion Hotels Capital Trust of $30.8 million, which are uncollateralized and due to the trust at a fixed rate of 9.5%.
Contractual Obligations
     The following table summarizes our significant contractual obligations as of June 30, 2008 (in thousands):

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt (1)	$131,163	$9,220	$39,771	$33,174	$48,998
Operating leases (2)	67,846	7,729	15,239	10,998	33,880
Service agreements	1,100	275	550	275	—
Debentures due Red Lion Hotels Capital Trust (1)	135,270	2,928	5,857	5,857	120,628

Total contractual obligations (3)	$335,379	$20,152	$61,417	$50,304	$203,506

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)	Operating lease amounts are net of estimated sublease income of $11.3 million annually.

(3)	With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.
     In July 2007, we entered into an agreement to sublease the Red Lion Hotel Sacramento to a third party with an initial lease term expiring in 2020. In connection with the sublease agreement, we received deferred lease income of $3.0 million, which will be amortized over the life of the sublease agreement. The sublease agreement provides for annual rent payments of $1.4 million, which we have netted against lease amounts payable by us in computing the operating lease amounts shown in the above table. As part of the agreement, we have committed to reimburse the tenant for up to $3.0 million in tenant improvements and as of June 30, 2008, had spent approximately $2.6 million of that amount.
     In October 2007, we completed an acquisition of a 100-year (including extension periods) leasehold interest in a hotel in Anaheim, California for $8.3 million, including costs of acquisition. As required under the terms of the leasehold agreement, we will pay $1.8 million per year in lease payments through April 2011, the amounts of which have been reflected in the above table. At our option, we are entitled to extend the lease for up to 19 additional terms of five years each, with increases in lease payments tied directly to the Consumer Price Index. Beyond the monthly payments through April 2011, we have not included any additional potential future lease commitment related to the Anaheim property in the table above.
Off-balance Sheet Arrangements
     As of June 30, 2008, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Other Matters
Franchise and Management Contracts
     At June 30, 2008, our system of hotels included 18 hotels under franchise agreements, representing a total of 3,082 rooms and 138,942 square feet of meeting space. During the first quarter of 2008, the franchised property Red Lion Hotel Baton Rouge (132 rooms) joined the system, although one hotel under a management contract (254 rooms) did not renew its agreement and left our system of hotels. In April

2008, franchise agreements with three hotels expired and were not renewed, representing a total of 301 rooms. In addition, we terminated a franchise agreement with a 117-room property for non-performance.
     In July 2008, we terminated a franchise agreement with the Red Lion Hotel Modesto, a 186-room property, for non-performance. With this change, we had 17 franchised hotels in the Red Lion system as of the date of this filing. All franchised hotels were required to meet Red Lion upscale brand standards by the end of 2007. The majority of hotels met the standards by the end of 2007, while some are still in the process of completing renovations. We are monitoring their work and will terminate additional hotels for non compliance if satisfactory progress does not continue.
Seasonality
     Our business is subject to seasonal fluctuations, with more revenues and profits are realized from May through October than during the rest of the year. During 2007, revenues during the second and third quarters approximated 26.2% and 29.2%, respectively, of total revenues for the year, compared to revenues of 21.0% and 23.6% of total revenues during the first and fourth quarters.
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
Intangible Assets
     Our intangible assets include brands and goodwill which we account for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” We do not amortize our brands and goodwill. Instead, we test for impairment annually or more frequently as events or circumstances indicate the carrying amount of an asset may not be recoverable. Our goodwill and other intangible asset impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit, subject to the same general assumptions discussed above for long-lived assets. At June 30, 2008 and December 31, 2007, our recorded goodwill and other intangible assets not subject to amortization remained unchanged at $28.0 million. While we have not recognized an impairment loss since we originally recorded goodwill, changes in our estimates and assumptions could affect, potentially materially, our financial condition or results of operations in the future.
     Our other intangible assets include management, marketing and lease contracts, the value of which is amortized on a straight-line basis over the weighted average life of the agreements and totaled $11.3 million and $11.6 million, respectively, at June 30, 2008 and December 31, 2007. The assessment of these contracts requires us to make certain judgments, including estimated future cash flow from the applicable properties.
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
     We do not use derivative instruments, nor do we hold or issue financial instruments for the purpose of trading. Our financial instruments currently consist of cash and cash equivalents, restricted cash, accounts receivable, cash included in other assets, current liabilities and debt obligations. The carrying amounts for cash and cash equivalents, current investments, accounts receivable, current liabilities and variable rate long-term debt are reasonable estimates of their fair values. Therefore, we experienced no impact on the carrying value of any asset or liability recognized at adoption and do not expect the adoption of this standard to have a material effect on our financial statements.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141(R) and SFAS No. 160 are effective for annual periods beginning after December 15, 2008, and early adoption is not permitted. We are currently evaluating the impact that the adoption of SFAS No. 141(R) and SFAS No. 160 could have on our consolidated financial statements.

     In March 2008, the FASB issues SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), an amendment of FASB No. 133. SFAS No. 161 will improve the transparency about where derivative instruments are located in financial statements, how derivative instruments and related hedge items are currently accounted for under Statement 133, and how these instruments ultimately affect an entity’s financial position, performance, and cash flow. It requires that entities disclose the fair value of derivative instruments and their gains and losses, disclose features that are credit risk – related, and cross reference footnotes to enable financial statement end users to locate significant derivative instrument information more easily. Statement No. 161 is effective for all financial statements that are issued for fiscal years and interim periods after November 15, 2008 but entities are encouraged to adopt its requirements early. We do not currently engage in hedging activities and do not currently have derivative instruments recorded within our consolidated financial statements. Thus, we do not expect the adoption of SFAS No. 161 to have any effect on our consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP to improve the quality of standards and the standard-setting process, including improving the conceptual framework, codifying existing accounting literature, transitioning to a single standard-setter regime, and converging FASB and standards of the International Accounting Standards Board. SFAS No. 162 is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We believe there has been no material change to our market risk since the end of our last fiscal year. At June 30, 2008, $110.0 million of our outstanding debt was subject to currently fixed interest rates and until recently, we have not been exposed to market risk from changes in interest rates. In May 2008, we borrowed $23.0 million on our revolving credit facility that accrues interest that range from 150 to 225 basis points over LIBOR, with an option for a base rate loan based upon the federal fund rate or prime rate. We manage our exposure to interest rate risk by monitoring available financing alternatives, although do not foresee any significant changes in our exposure to fluctuations in interest rates or in how such exposure is managed in the future.
     The below table summarizes our debt obligations at June 30, 2008 on our consolidated balance sheet (in thousands). During the first six months of 2008, recurring scheduled principal payments of $4.4 million were made that were included as debt obligations at December 31, 2007, as well as an additional $1.0 million on the $23.0 million borrowed in May 2008.

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Long-term debt Fixed rate	$1,225	$2,597	$24,785	$24,911	$1,638	$45,742	$100,898	$104,206
Average interest rate							7.77%
Debentures due Red Lion Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$30,586
Average interest rate							9.50%
Item 4. Controls and Procedures
     As of June 30, 2008, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.
     There were no changes in internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

Item 1A. Risk Factors
     In addition to the risks described below, and the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described below and in our annual report may not be the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.
The recent unsolicited proposal from Columbia Pacific Opportunity Fund LP may create uncertainty that may adversely affect our business.
     On June 27, 2008, we received an unsolicited, non-binding and conditional preliminary indication of interest proposal from Columbia Pacific Opportunity Fund LP (“Columbia Pacific”) to acquire all of our outstanding shares of common stock. Our Board of Directors, consistent with its fiduciary duties and in consultation with its financial and legal advisors, is in the process of carefully evaluating this preliminary indication of interest and is committed to pursuing the course of action that it believes will maximize value for all of our shareholders. The Board of Directors has also retained an outside investment banking firm to assist it in evaluating strategic options for maximizing our shareholder value. The review and consideration of the Columbia Pacific offer (and any alternate proposals or options that may be proposed) may be a significant distraction for management and employees and may require the expenditure of significant time and financial resources. Columbia Pacific’s unsolicited offer may create uncertainty for our employees, and this uncertainty may adversely affect our ability to retain key employees and to hire new talent. Additionally, if the Board of Directors ultimately decides to reject the Columbia Pacific proposal, the market price of our common stock may decline. These consequences, alone or in combination, may adversely affect our business and overall operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At the annual meeting of stockholders on May 22, 2008, the following actions were taken with the noted results:

	Votes For	Votes Witheld	Total Votes

Election of Directors
Richard L. Barbieri	16,669,734	419,755	17,089,489
Jon E. Eliassen	15,104,919	1,984,570	17,089,489
Anupam Narayan	15,355,046	1,734,443	17,089,489
     Terms for directors Peter F. Stanton and Ryland P. “Skip” Davis expire at the 2009 Annual Meeting of Shareholders, and for directors Donald K. Barbieri and Ronald R. Taylor, the 2010 Annual Meeting of Shareholders.

	Votes For	Votes Against	Total Abstain	Total Votes

Ratification of Appointment of BDO Seidman, LLP as Independent Registered Public Accounting Firm	15,292,238	1,796,649	602	17,089,489

	Votes For	Votes Against	Total Abstain	Broker Non-Votes	Total Votes

Approval of 2008 Employee Stock Purchase Plan	13,198,240	1,507,674	12,835	2,370,740	17,089,489
Item 5. Other Information
     None.

Item 6. Exhibits
Index to Exhibits

Exhibit
Number	Description

10.1	Executive Employment Agreement dated June 5, 2008 between the Registrant and John M. Taffin
10.2	Executive Employment Agreement dated June 5, 2008 between the Registrant and Anthony F. Dombrowik
10.3	Executive Employment Agreement dated June 5, 2008 between the Registrant and George H. Schweitzer
10.4	Executive Employment Agreement dated April 22, 2008 between the Registrant and Thomas L. McKeirnan
10.5	Executive Employment Agreement dated April 22, 2008 between the Registrant and Anupam Narayan
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14(b)
32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14(b)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Red Lion Hotels Corporation
Registrant

	Signature	Title	Date

By:	/s/ Anupam Narayan Anupam Narayan	President and Chief Executive Officer (Principal Executive Officer)	August 7, 2008

By:	/s/ Anthony F. Dombrowik Anthony F. Dombrowik	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	August 7, 2008