Form 10-Q
period 2008-09-30
Red Lion Hotels CORP
filed 2008-11-06
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of November 3, 2008, there were 18,274,498 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2008 and December 31, 2007

	September 30,	December 31,
	2008	2007
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$15,974	$15,044
Restricted cash	3,916	4,439
Accounts receivable, net	11,729	10,330
Inventories	1,469	1,416
Prepaid expenses and other	2,429	3,352

Total current assets	35,517	34,581

Property and equipment, net	290,659	260,574
Goodwill	28,042	28,042
Intangible assets, net	11,195	11,582
Other assets, net	6,905	9,730

Total assets	$372,318	$344,509

LIABILITIES
Current liabilities:
Accounts payable	$8,245	$4,189
Accrued payroll and related benefits	4,459	6,166
Accrued interest payable	296	356
Advance deposits	850	345
Other accrued expenses	10,580	10,419
Long-term debt, due within one year	2,967	5,547

Total current liabilities	27,397	27,022

Revolving credit facility	21,000	—
Long-term debt, due after one year	81,130	77,673
Deferred income	8,649	9,169
Deferred income taxes	17,223	17,294
Minority interest in partnerships	29	31
Debentures due Red Lion Hotels Capital Trust	30,825	30,825

Total liabilities	186,253	162,014

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock — 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock — 50,000,000 shares authorized; $0.01 par value; 18,274,498 and 18,312,756 shares issued and outstanding	183	183
Additional paid-in capital, common stock	141,896	140,553
Retained earnings	43,986	41,759

Total stockholders’ equity	186,065	182,495

Total liabilities and stockholders’ equity	$372,318	$344,509

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2008 and 2007

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Revenue:
Hotels	$53,472	$50,039	$135,401	$129,259
Franchise and management	769	701	1,549	2,272
Entertainment	1,869	3,030	6,975	9,019
Other	776	750	2,331	2,268

Total revenues	56,886	54,520	146,256	142,818

Operating expenses:
Hotels	37,375	33,546	100,827	96,311
Franchise and management	81	190	226	586
Entertainment	1,712	2,519	6,886	7,978
Other	483	454	1,547	1,402
Depreciation and amortization	4,966	4,194	13,993	12,210
Hotel facility and land lease	1,850	1,513	5,496	4,964
Gain on asset dispositions, net	(64)	(188)	(204)	(427)
Undistributed corporate expenses	1,746	1,555	8,710	4,510

Total expenses	48,149	43,783	137,481	127,534

Operating income	8,737	10,737	8,775	15,284

Other income (expense):
Interest expense	(2,321)	(2,320)	(6,955)	(6,871)
Minority interest in partnerships, net	(10)	(39)	2	(40)
Other income, net	420	379	1,331	971

Income from continuing operations before income taxes	6,826	8,757	3,153	9,344

Income tax expense	2,391	2,958	926	3,015

Net income from continuing operations	4,435	5,799	2,227	6,329

Discontinued operations:
Loss from operations of discontinued business units, net of income tax benefit of $17 and $62, respectively	—	(32)	—	(113)
Gain on disposal of discontinued business units, net of income tax expense of $736 and $596, respectively	—	1,338	—	1,082

Income from discontinued operations	—	1,306	—	969

Net income	$4,435	$7,105	$2,227	$7,298

Earnings per share:
Basic
Net income from continuing operations	$0.24	$0.30	$0.12	$0.33
Income from discontinued operations	—	0.07	—	0.05

Net income	$0.24	$0.37	$0.12	$0.38

Diluted
Net income from continuing operations	$0.24	$0.29	$0.12	$0.32
Income from discontinued operations	—	0.07	—	0.05

Net income	$0.24	$0.36	$0.12	$0.37

Weighted average shares — basic	18,267	19,226	18,245	19,191
Weighted average shares — diluted	18,551	19,574	18,508	19,573
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2008 and 2007

	Nine months ended September 30,
	2008	2007
	(In thousands)
Operating activities:
Net income	$2,227	$7,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,993	12,237
Gain on disposition of property, equipment and other assets, net	(204)	(427)
Gain on disposition of discontinued operations, net	—	(1,678)
Deferred income tax provision	(71)	2,830
Minority interest in partnerships	(2)	40
Equity in investments	(147)	(62)
Imputed interest expense	111	157
Stock based compensation expense	2,104	666
Collection of doubtful accounts	65	19
Change in current assets and liabilities:
Restricted cash	523	(1,431)
Accounts receivable	(1,230)	(1,238)
Inventories	(12)	158
Prepaid expenses and other	931	(813)
Accounts payable	4,056	(2,082)
Accrued payroll and related benefits	(1,707)	(1,613)
Accrued interest payable	(60)	(98)
Other accrued expenses and advance deposits	368	3,380

Net cash provided by operating activities	20,945	17,343

Investing activities:
Purchases of property and equipment	(43,306)	(14,002)
Non-current restricted cash for sublease tenant improvements	2,072	—
Proceeds from disposition of property and equipment	5	18
Proceeds from disposition of discontinued operations	—	7,918
Proceeds from short-term liquid investments	—	7,635
Advances to Red Lion Hotels Capital Trust	(27)	(17)
Other, net	429	(284)

Net cash provided by (used in) investing activities	(40,827)	1,268

Financing activities:
Borrowings on revolving credit facility	23,000	—
Repayment of revolving credit facility	(2,000)	—
Repayment of long-term debt	(13,234)	(1,894)
Borrowings on long-term debt	14,000	3,926
Common stock redeemed	(926)	—
Proceeds from issuance of common stock under employee stock purchase plan	164	196
Proceeds from stock option exercises	—	488
Distributions to operating partnership unit holders	—	(1)
Additions to deferred financing costs	(192)	(27)

Net cash provided by financing activities	20,812	2,688

Net cash in discontinued operations	—	57

Change in cash and cash equivalents:
Net increase in cash and cash equivalents	930	21,356
Cash and cash equivalents at beginning of period	15,044	13,262

Cash and cash equivalents at end of period	$15,974	$34,618

Supplemental disclosure of cash flow information:

Cash paid during periods for:
Income taxes	$102	$—
Interest on long-term debt	$7,227	$7,040
Cash received during periods for:
Income taxes	$974	$—
Noncash investing and financing activities:
Exchange of property and equipment for minority interest	$—	$906
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
          Red Lion Hotels Corporation (“Red Lion” or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale and upscale, full service hotels under the Red Lion brand. As of September 30, 2008, the Red Lion system of hotels contained 47 hotels located in nine states and one Canadian province, with 8,910 rooms and 437,626 square feet of meeting space. As of that date, the Company operated 32 hotels, of which 19 are wholly owned and 13 are leased, and franchised 15 hotels that were owned and operated by various third-party franchisees.
     In addition to hotel operations, the Company maintains a direct ownership interest in a retail mall that is attached to one of its hotels and in other miscellaneous real estate investments. The Company is also engaged in entertainment operations, which includes TicketsWest.com, Inc., and through which the Company derives revenues from event ticket distribution and promotion and presentation of a variety of entertainment productions.
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
     The financial statements include an equity method investment in the 19.9% owned corporate office building, as well as certain cost method investments in various entities included as other assets, over which the Company does not exercise significant influence. In addition, the Company holds a 3% common interest in Red Lion Hotels Capital Trust (the “Trust”) that is considered a variable interest entity under FIN-46(R) “Consolidation of Variable Interest Entities,” as revised. The Company is not the primary beneficiary of the Trust; thus, it is treated as an equity method investment.
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
     In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at September 30, 2008, the consolidated results of operations for the three and nine months ended September 30, 2008 and 2007, and the consolidated cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.
     Management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosures of contingent liabilities. Actual results could materially differ from those estimates.

3. Property and Equipment
     Property and equipment used in continuing operations is summarized as follows (in thousands):

	September 30,	December 31,
	2008	2007
Buildings and equipment	$274,988	$253,905
Furniture and fixtures	39,203	37,557
Landscaping and land improvements	5,893	5,322

	320,084	296,784
Less accumulated depreciation and amortization	(112,402)	(99,605)

	207,682	197,179
Land	66,146	58,928
Construction in progress	16,831	4,467

	$290,659	$260,574

     In May 2008, the Company completed the purchase of a 478 room, full service hotel asset in the Denver, Colorado area for $25.3 million. The Company plans to invest over $8.0 million on renovations and enhancements at this hotel. In connection with this asset purchase, the Company is evaluating the allocation of certain amounts to intangible assets if deemed appropriate.
4. Assets Held For Sale and Discontinued Operations
     From November 2004 through December 2006, the Company divested non-strategic assets including ten of its owned hotels, certain commercial office buildings and certain other non-core properties including condominium units and certain parcels of excess land (collectively referred to as “the divestment properties”). Each of the divestment properties met the criteria to be classified as an asset held for sale. The activities of the hotels and commercial office buildings have been considered discontinued operations under generally accepted accounting principles and are separately disclosed on the consolidated statement of operations, comparative for all periods presented when they existed.
     During the second quarter of 2007, the Company sold its one remaining hotel listed for sale and included in discontinued operations for $3.9 in gross proceeds, located in Kalispell, Montana. In September 2007, the Company sold its remaining commercial office complex for $13.3 million, resulting in a gain on the sale of $2.1 million. The consideration for the sale was $4.2 million in cash, 97,826 OP units (for further information, see Note 10), and the assumption of $7.6 million of debt.
     During the third quarter and first nine months of 2007, the Company recorded income net of income tax expense from discontinued operations of $1.3 million and $1.0 million, respectively. Revenues from discontinued operations during the third quarter and first nine months of 2007 were approximately $0.2 million and $1.4 million, respectively. There were no remaining discontinued operations as of December 31, 2007.
5. Notes Payable to Bank
     In September 2006, the Company entered into a revolving credit facility for up to $50 million with a syndication of banks led by Calyon New York Branch. Subject to certain conditions, including the provision of additional collateral acceptable to the lenders, the size of the facility may be increased at the Company’s request up to $100 million. The initial maturity date for the facility is September 13, 2009, and the Company has the right to extend the maturity for two additional one year terms which management intends to exercise. Borrowings under the facility may be used to finance acquisitions or capital expenditures, for working capital and for other general corporate purposes. The obligations under the facility are collateralized by a company owned hotel, including a deed of trust and security agreement covering all of its assets, as well as by unsecured guaranties of the Company and certain of its other subsidiaries. In connection with this transaction, the Company paid loan fees and related costs of approximately $0.9 million, which have been deferred and are being amortized over the initial term of the facility.
     During the second quarter of 2008, the Company borrowed $23.0 million against its revolving credit facility to purchase the Red Lion Hotel Denver Southeast discussed above in Note 3. Outstanding borrowings under the facility accrue interest at rates ranging from 150 to 225 basis points over LIBOR, with an option for base rate loans based upon the federal funds rate or prime rate. The credit facility requires the Company to comply with certain customary affirmative and negative covenants, the most restrictive of which are financial covenants dealing with leverage, interest coverage and debt service coverage. At September 30, 2008, $21.0 million was outstanding under the facility at an interest rate of 5.2% based on a 30-day LIBOR plus 1.5%. At September 30, 2008 and December 31, 2007, the Company was in compliance with all of its covenants.

     In September 2008, the Company closed on a $14.0 million loan from Wells Fargo Bank collateralized by its 181-room hotel in Bellevue, Washington. The loan provides for a five-year term and a spread over LIBOR that was 1.75% at closing but may vary based on certain financial ratios. The loan requires the Company to comply with certain customary covenants, which generally mirror those under the revolving credit facility discussed in the preceding two paragraphs.
     The Company used $8.2 million of the loan proceeds to pay off an existing higher-rate loan collateralized by the same hotel, and will use the remaining loan proceeds for general corporate purposes. In connection with this transaction, the Company paid loan fees and related costs of approximately $0.2 million, which have been deferred and are being amortized over the term of the loan.
6. Business Segments
     As of September 30, 2008 and December 31, 2007, the Company has three operating segments — hotels, franchise and management, and entertainment. The “other” segment consists primarily of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense; therefore, it has not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues. Selected information with respect to continuing operations is provided below (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenues:
Hotels	$53,472	$50,039	$135,401	$129,259
Franchise and management	769	701	1,549	2,272
Entertainment	1,869	3,030	6,975	9,019
Other	776	750	2,331	2,268

	$56,886	$54,520	$146,256	$142,818

Operating income (loss):
Hotels	$10,193	$11,554	$17,692	$18,011
Franchise and management	536	527	911	1,343
Entertainment	19	427	(266)	744
Other	(2,011)	(1,771)	(9,562)	(4,814)

	$8,737	$10,737	$8,775	$15,284

	September 30,	December 31,
	2008	2007

Identifiable assets:
Hotels	$310,361	$281,117
Franchise and management	16,710	18,260
Entertainment	5,790	6,279
Other	39,457	38,853

	$372,318	$344,509

7. Earnings Per Share
     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Numerator — basic and diluted:
Net income from continuing operations	$4,435	$5,799	$2,227	$6,329
Income from discontinued operations	—	1,306	—	969

Net income	4,435	7,105	2,227	7,298

Denominator:
Weighted average shares — basic	18,267	19,226	18,245	19,191
Weighted average shares — diluted	18,551	19,574	18,508	19,573

Earnings per share — basic:
Income from continuing operations	$0.24	$0.30	$0.12	$0.33
Income from discontinued operations	—	0.07	—	0.05

Net income	$0.24	$0.37	$0.12	$0.38

Earnings per share — diluted:
Income from continuing operations	$0.24	$0.29	$0.12	$0.32
Income from discontinued operations	—	0.07	—	0.05

Net income	$0.24	$0.36	$0.12	$0.37

     For the three and nine months ended September 30, 2008, 234,658 and 227,037, respectively, of the 1,429,794 outstanding stock options were considered dilutive. Of the 55,715 restricted stock units outstanding during those same periods, 4,298 and 5,805 shares, respectively, were included in the above calculation of diluted earnings per share. For the three and nine months ended September 30, 2007, 258,594 and 301,568, respectively, of the 1,306,617 outstanding stock options were considered dilutive, as were the 44,473 and 35,175 restricted stock units outstanding during those same periods.
     At September 30, 2008 and September 30, 2007, the effect of converting the 44,837 outstanding OP Units held by limited partners was considered dilutive and included within the above calculations.
8. Change in Executive Officers
     In February 2008, the President and Chief Executive Officer of the Company, who was also a director of the Company, retired. In connection therewith, the Company entered into a written retirement agreement with the executive that included separation payments and benefits of $2.2 million in value. Under the terms of the agreement, the unvested portion of the former executive’s 545,117 stock options and 12,990 restricted stock units immediately vested, resulting in expense of $1.0 million during the first quarter of 2008. In addition, under the terms of the retirement agreement, the exercise period for 414,191 of the options was extended to February 2011 or until the earlier expiration of their original 10-year term. The remaining 130,926 stock options expired in May 2008. The modification to the terms of the previously granted equity awards resulted in additional stock based compensation expense of $0.4 million. In total, the Company recognized $3.7 million in expense during the first quarter of 2008 related to this retirement.
     Also in February 2008, the board of directors granted 5,769 restricted shares of common stock and 52,734 options to purchase common stock in connection with the appointment of the Company’s new President, Chief Executive Officer and director. Under the terms of the award, the options and units issued will vest 25% each year for four years . Both equity awards were based on a grant date price of $7.80. On the grant date, the options had a fair value of $2.53 per share, based on the Black-Scholes options pricing model using the following assumptions:

Dividend yield	0%
Expected volatility	34.6%
Forfeiture rate	0%
Risk free interest rate	3.62%
Expected options lives	4 years

9. Stock Based Compensation
     The 2006 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock grants and other stock-based compensation. The plan was approved by the shareholders of the Company and allows awards of 1.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. During the first nine months of 2008, the board of directors granted 334,212 options to purchase common stock and 36,125 unvested restricted stock units to executive officers and other key employees, all of which will vest 25% each year for four years with no stock price acceleration provision. In addition, non-executive directors of the Company were granted an aggregate of 17,160 shares of common stock with a fair value of $0.2 million as part of the existing director’s compensation arrangement. As of September 30, 2008, there were 386,220 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.
     For the options issued in 2008, the weighted average assumptions below were used:

Weighted-average fair value of options granted	$8.52
Dividend yield	0%
Expected volatility	34.25%
Forfeiture rate	4.3%
Risk free interest rates	4.12%
Expected option lives	4 years
     In the third quarter and first nine months of 2008, the Company recognized approximately $0.2 million and $1.7 million, respectively, in compensation expense related to options, compared to $0.2 million and $0.5 million, respectively, during the same periods in 2007. The 2008 nine month period includes expense recorded in February upon the retirement of the Company’s former President and Chief Executive Officer, as discussed above in Note 8. At September 30, 2008, the fair value of outstanding options was approximately $1.9 million. As outstanding unvested options vest, the Company expects to recognize approximately $1.6 million in additional compensation expense before the impact of income taxes over a weighted average period of 32 months, including $0.1 million during the remainder of 2008. A summary of stock option activity during the first nine months of 2008, is as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, December 31, 2007	1,276,534	$7.98
Options granted	334,212	$8.52
Options forfeited	(180,952)	$12.79

Balance, September 30, 2008	1,429,794	$7.49

Exercisable, September 30, 2008	722,057	$6.50

     Additional information regarding stock options outstanding and exercisable as of September 30, 2008, is as follows:

		Weighted
		Average		Weighted	Aggregate		Weighted	Aggregate
Range of		Remaining		Average	Intrinsic		Average	Intrinsic
Exercise	Number	Contractual	Expiration	Exercise	Value (1)	Number	Exercise	Value (1)
Prices	Outstanding	Life (Years)	Date	Price	(in thousands)	Exercisable	Price	(in thousands)

5.10 — 6.07	653,801	3.94	2011-2014	$5.30	$1,777	507,551	$5.36	$1,350
7.05 — 7.80	270,878	5.69	2009-2018	7.52	136	114,500	7.47	64
8.31 — 8.80	288,842	8.83	2010-2018	8.71	—	27,008	8.31	—
10.88-10.94	24,956	2.07	2009-2016	10.93	—	21,970	10.93	—
12.21-15.00	191,317	8.21	2008-2017	12.66	—	51,028	12.81	—

	1,429,794	5.80	2008-2018	$7.49	$1,913	722,057	$6.50	$1,414

(1)	The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been available to be exercised on the last trading day of the third quarter of 2008, or September 30, 2008, based upon the Company’s closing stock price of $8.02.

     During May 2008, 2,750 shares of common stock were issued upon vesting of outstanding restricted stock units. In accordance with the terms of the 2006 plan, the Company authorized a net settlement of distributable shares to employees after consideration of individual employees’ tax withholding obligations, at the election of each employee. In June 2008, the Company repurchased 423 shares for approximately $9.47 per share to cover the tax withholding obligations. As of September 30, 2008 and September 30, 2007, there were 55,715 and 44,473 unvested restricted stock units outstanding, respectively. Since grant, approximately 1% of total restricted stock units granted have been forfeited. In the first nine months of 2008 and 2007, the Company recognized approximately $0.2 million and $0.1 million, respectively, in compensation expense related to restricted stock units. The 2008 expense includes $0.1 million recorded upon the retirement of the Company’s former President and Chief Executive Officer. As the restricted stock units vest, the Company expects to recognize approximately $0.4 million in additional compensation expense over a weighted average period of 38 months.
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
     Due to the expiration of the 1998 ESPP and upon shareholder ratification at the annual shareholder meeting in May 2008, the Company adopted a new employee stock purchase plan (the “2008 ESPP”). The terms of the 2008 ESPP remained essentially the same as its predecessor, with 300,000 shares of common stock authorized for purchase by eligible employees at a discount through payroll deductions. No employee may purchase more than $25,000 worth of shares in any calendar year. As allowed under the 2008 ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of the withdrawal. The common stock will be offered during twenty consecutive six-month periods, with the purchase periods beginning on the first day and ending on the last day of each subsequent six-month period. The first period began on January 1, 2008 and ended on June 30, 2008, and 13,750 shares were issued out of the plan in July 2008.
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
Operating Partnership Units
     As discussed in Note 1, the Company is a general partner of RLHLP and holds an approximately 99% interest in that entity. Partners who hold operating partnership units (“OP Units”) have the right to put those OP Units to RLHLP, in which event either (a) RLHLP must redeem the units for cash, or (b) the Company, as general partner, may elect to acquire the OP Units for cash or in exchange for a like number of shares of its common stock. In September 2007 and as partial consideration for the sale of the commercial office complex discussed in Note 4 above, the Company accepted 97,826 OP Units held by limited partners at a value of $9.27 per share, based upon the trading price of the common stock five days before the sale. Since this transaction, there have been no other acquisitions by the Company of OP Units held by limited partners and at September 30, 2008 and December 31, 2007, 44,837 OP Units were held by limited partners.
11. Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements itself. However, this statement applies under other accounting pronouncements that require or permit fair value measurements and may therefore change current practice if an alternative measure of fair value has been used. SFAS No. 157 applies an exchange price notion for fair value consistent with previously preferred practice, with a focus on exit price and market-based measurements as compared to entry price and entity-specific measurements. SFAS No. 157 is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued proposed FSP FAS 157-2, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. Effective January 1, 2008, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2.

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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), an amendment of FASB No. 133. The new statement will improve the transparency about where derivative instruments are located in financial statements, how derivative instruments and related hedge items are currently accounted for under Statement 133, and how these instruments ultimately affect an entity’s financial position, performance, and cash flow. It requires that entities disclose the fair value of derivative instruments and their gains and losses, disclose features that are credit risk — related, and cross reference footnotes to enable financial statement end users to locate significant derivative instrument information more easily. SFAS No. 161 is effective for all financial statements that are issued for fiscal years and interim periods after November 15, 2008, although entities are encouraged to adopt its requirements early. The Company does not currently engage in hedging activities and does not currently have derivative instruments recorded within its consolidated financial statements. Thus, the Company does not expect the adoption of SFAS No. 161 will have any effect on its consolidated financial statements.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report on Form 10-Q includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will” and similar expressions or their negatives are used in this quarterly report, these are forward-looking statements. Many possible events or factors, including those discussed in “Risk Factors” under Item 1A of this document, as well as our annual report filed on Form 10-K for the year ended December 31, 2007, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.
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
     As of September 30, 2008, our hotel system contained 47 hotels located in nine states and one Canadian province, with 8,910 rooms and 437,626 square feet of meeting space as provided below:

		Total	Meeting
		Available	Space
	Hotels	Rooms	(sq. ft.)
Red Lion Owned and Leased Hotels	31	5,935	304,684
Other Leased Hotel (1)	1	310	5,000
Red Lion Franchise Hotels	15	2,665	127,942

Total	47	8,910	437,626

Total Red Lion Hotels	46	8,600	432,626

(1)	Represents a hotel acquired in the fourth quarter of 2007 that is being repositioned as a Red Lion, although until that time has been flagged as an independent property and other leased hotel.
     Red Lion is about “Staying Comfortable” and our product and service culture is successful in both large urban and smaller markets. Our hotels strive to reflect the character of the unique local markets in which they are operated, while maintaining a consistent Stay Comfortable experience. We believe our adherence to consistent customer service standards and brand touch-points make guests feel at home no matter where they are.
     We operate in three reportable segments:
•	The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels.

•	The franchise and management segment is engaged primarily in licensing the Red Lion brand to franchisees and managing hotels for third-party owners. This segment generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners in exchange for the use of our brand and access to our central services programs. These programs include the reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards. Under customary terms of a management agreement, revenue is recorded from management fees charged to the owners of the hotels, typically based on a percentage of the hotel’s gross revenues plus an incentive fee based on operating performance. We have not managed any hotels for third parties since January 2008, when the last hotel managed by us elected not to renew the management agreement.

•	The entertainment segment derives revenue primarily from ticketing services and promotion and presentation of entertainment productions.

     Our remaining activities, none of which constitutes a reportable segment, have been aggregated into “Other.” In September 2007, and as discussed further in Note 4 of Notes to Condensed Consolidated Financial Statements, we sold the remaining commercial office building held for sale that had been included within discontinued operations. There were no remaining discontinued operations as of December 31, 2007.
Executive Summary
     Our mission is to create the most memorable guest experience possible, through personalized, exuberant service, allowing us to be a leader in our markets. We believe that leveraging the uniqueness of our physical assets and interacting with our guests in the warm, genuine way that Red Lion has historically been know for will drive growth and increase shareholder value. To achieve these goals, we have focused and will continue to focus our resources — monetary, capital and human — in four primary areas:
     Infrastructure — We have improved the foundation of our company by focusing on our core competencies and by investing in the infrastructure we use to manage the distribution of our inventory through online and traditional reservation channels. Centrally sourced reservations (i.e. voice, redlion.com, travel agent and third-party on-line travel agencies) have remained consistent during the first nine months of 2008 compared to 2007, accounting for 45% of system revenues in 2008 compared to 46% in 2007. The revenue we delivered from our branded website, redlion.com, increased 4.3% during the first nine months of 2008 compared to the first nine months of 2007.
     In October 2008, we completed the installation of MICROS Opera Property Management Systems throughout our portfolio of owned hotels. This upgraded system is designed to provide us with a single database for managing, analyzing and reporting our customer activity and greatly enhances both our customer service levels and ability to e-market using sophisticated customer relations management tools and tactics.
     Physical Assets — We have completed major room and public space renovations at all of our owned and leased hotels, which have strengthened the performance of our hotel system quarter-after-quarter since 2005, when renovations began. We remain committed to ongoing capital improvements — including $15 million during the fourth quarter of 2008 — in order to build on our previous investments and continue to strengthen the Red Lion brand by improving our hotel quality to enhance our guests’ experience.
     Average occupancy, average daily rate and revenue per available room statistics provided below includes all owned, leased and franchised hotels on a comparable basis. Similar to others in our industry and in light of the difficult economic conditions that have impacted our business, particularly during September, during the third quarter of 2008 we saw a drop of 1% in RevPAR at our owned and leased properties compared to the third quarter of 2007. Occupancy was down 2.1 points although rate increased by 1.8%, as provided in the table below. Year-to-date RevPAR for the first nine months of 2008 is positive to the comparable 2007 period, with reported growth of 1.5%.

	For the three months ended September 30,						For the nine months ended September 30,
	2008			2007			2008			2007
	Average(1)			Average(1)			Average(1)			Average(1)
	Occupancy	ADR(2)	RevPAR(3)	Occupancy	ADR(2)	RevPAR(3)	Occupancy	ADR(2)	RevPAR(3)	Occupancy	ADR(2)	RevPAR(3)
Owned and Leased Hotels	74.2%	$97.11	$72.08	76.3%	$95.43	$72.79	65.2%	$91.57	$59.69	65.4%	$89.84	$58.79
Franchised Hotels	70.1%	$81.72	$57.26	72.4%	$77.56	$56.12	60.6%	$78.22	$47.43	64.8%	$74.81	$48.50

Total Red Lion Hotels	72.9%	$92.37	$67.33	75.1%	$90.06	$67.60	63.8%	$87.75	$55.99	65.3%	$85.39	$55.72

Change from prior comparative period:
Owned and Leased Hotels	(2.1)	1.8%	-1.0%				(0.2)	1.9%	1.5%
Franchised Hotels	(2.3)	5.4%	2.0%				(4.2)	4.6%	-2.2%

Total Red Lion Hotels	(2.2)	2.6%	-0.4%				(1.5)	2.8%	0.5%

(1)	Average occupancy represents total paid rooms divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period and includes rooms taken out of service for renovation.

(2)	Average daily rate (“ADR”) represents total room revenues divided by the total number of paid rooms occupied by hotel guests.

(3)	Revenue per available room (“RevPAR”) represents total room and related revenues divided by total available rooms.
     During the third quarter of 2008, our franchise properties saw a 2.0% improvement in RevPAR compared to the 2007 period as properties began to come back on line from renovation. ADR increased 5.4%, although occupancy decreased 2.3 points. Results for our franchise properties were also impacted positively from hotels that have left the system for insufficient progress in completing the required property improvements.

     The Red Lion Way — We want our guests to feel our commitment to their memorable experience through our associates. In order to live up to our mission statement, management believes strongly in associate retention and development and is committed to competitive compensation and benefit packages and advancement opportunities. We are investing in a strong future by developing throughout all levels of our organization leaders who understand that a culture of associate satisfaction and excellent service is an integral component of our long-term growth strategy. Our goal is to be known in our industry for leadership excellence and being a great company to work for in each of our markets. As a result of our efforts, we continue to experience a reduction in associate turnover.
     Growth — Preparing for growth means improving our liquidity and capital resources and increasing the depth of financial resources available to us. In May 2008, we completed the acquisition of a 478-room, full service hotel in the Denver, Colorado area. The two-tower hotel property also includes 25,000 square feet of meeting space and an onsite two-story parking garage. The purchase price was $25.3 million and we plan to invest over $8.0 million on renovations to enhance the hotel. Combined with our existing 297-room franchised property in Denver, this creates a strong Red Lion presence in this strategic hub market.
     We intend to continue to add properties in large, western U.S. urban markets, complemented by franchising leading properties in smaller, secondary cities, and progressively move east, leveraging the momentum of our growth in the western states. This may include selectively making joint venture investments or acquiring hotels located in major metropolitan cities. We will evaluate investment opportunities in highly visible markets based upon a number of factors including price, strategic fit, potential profitability and geographic distribution. In addition to our Anaheim, California acquisition in October 2007 and the recently acquired Red Lion Hotel Denver Southeast, the greater San Francisco, Los Angeles, Phoenix, and Dallas areas are examples of hub markets we are targeting for expansion. We believe that recent economic conditions and the state of the capital markets may create a favorable environment for strategic buyers.
     Significant events during the current year thus far include:
•	The acquisition of a 478-room hotel in the Denver, Colorado area as discussed above;

•	Change in management leadership following the retirement of our former President and Chief Executive Officer;

•	10-year anniversary as a public company and trading on the New York Stock Exchange;

•	Rebranding of our customer loyalty program to the Red Lion R&R (Rewards and Recognition) Club;

•	Commencement of the complete renovation of our Anaheim property;

•	Completion of the implementation of new ticketing application software at all TicketsWest locations; and

•	Refinance of the 181-room hotel in Bellevue, Washington for $14.0 million.
     Financially, we believe we have a strong balance sheet and financial position. At September 30, 2008, in addition to $16.0 million in cash, we had unused capacity of $29.0 million under our $50.0 million revolving credit facility. This credit facility can be increased by an additional $50 million to a maximum of $100 million, subject to satisfaction of various conditions. In September we closed on a $14.0 million loan from Wells Fargo Bank collateralized by our 181-room hotel in Bellevue, Washington, $8.2 million of which was used to pay off existing higher-rate debt. The loan provides for a five-year term and a spread over LIBOR that was 1.75% at closing but may vary based on certain financial ratios.
     Our operating results are subject to conditions affecting the lodging industry, including any impact from the downturn of the airline industry and high fuel prices. While we experienced positive RevPAR and operating margin growth in the first and second quarters, we saw a significant slowdown in demand during the third quarter of 2008, primarily commencing in September after the Labor Day weekend. For the first time in several years, we reported lower RevPAR from our owned and leased hotels quarter-over-quarter. In particular, our transient business has decreased year-over-year and we expect that trend to continue throughout the remainder of 2008 and likely into 2009. We have undertaken a review of activities in an effort to implement cost cutting measures and maintain or improve our margins. We are aggressively managing our mix of business and have launched several marketing programs in an effort to boost revenues and maintain or increase our market share.
     Our strategy will continue to be to improve profit margins through cost controls while maintaining the Red Lion culture so that our guests continue to Stay Comfortable. In this uncertain economy and into the future, we believe that we are positioned to achieve our long-term strategic goals. However, we believe the current economic period and its effect on our industry have created an uncertain operating environment for the remainder of 2008 and into 2009. There can be no assurance our results of operations will be similar to our results reported thus far during the first nine months of 2008 if changes in travel patterns continue or general conditions of the economy do not improve.
Results of Operations
     During the third quarter of 2008, we reported net income of $4.4 million (or $0.24 per share) compared to $7.1 million (or $0.37 per share) during the third quarter of 2007. For the first nine months of 2008, we reported net income of $2.2 million (or $0.12 per share) compared to net income of $7.3 million (or $0.38 per share) during the first nine months of 2007. Year-to-date results through September 2008 have been impacted negatively by a $3.7 million charge recorded during the first quarter of 2008 for separation costs associated with the retirement of our former President and Chief Executive Officer in February 2008. In addition, third quarter 2007 results included income from discontinued operations of $1.3 million, further adding to the difference in net income during the comparable quarterly and nine-month periods.

     During the second quarter of 2007, we sold the last hotel included in discontinued operations for gross proceeds of $3.9 million. In September 2007, we sold our remaining commercial office complex included in discontinued operations for $13.3 million, for a gain on the sale of $2.1 million. The net impact on consolidated earnings from the activities of discontinued operations during the third quarter and first nine months of 2007 was income of approximately $1.3 million and $1.0 million, respectively. There were no remaining discontinued operations as of December 31, 2007. A summary of our consolidated statement of operations is as provided below (in thousands, except per share data).

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Total revenue	$56,886	$54,520	$146,256	$142,818
Operating expenses	48,149	43,783	137,481	127,534

Operating income	8,737	10,737	8,775	15,284

Other income (expense):
Interest expense	(2,321)	(2,320)	(6,955)	(6,871)
Minority interest in partnerships, net	(10)	(39)	2	(40)
Other income, net	420	379	1,331	971

Income from continuing operations before income taxes	6,826	8,757	3,153	9,344

Income tax expense	2,391	2,958	926	3,015

Net income from continuing operations	4,435	5,799	2,227	6,329

Income from discontinued operations	—	1,306	—	969

Net income	$4,435	$7,105	$2,227	$7,298

Earnings per share — basic	$0.24	$0.37	$0.12	$0.38

Earnings per share — diluted	$0.24	$0.36	$0.12	$0.37

EBITDA	$14,113	$17,401	$24,101	$30,113
EBITDA from continuing operations	$14,113	$15,271	$24,101	$28,425
     Operating expenses increased by $4.4 million quarter-over-quarter, due primarily to an 11.4% increase in hotel segment expenses and from the impact of increased depreciation expense of $0.8 million. During the nine-month comparable period, operating expenses increased $9.9 million also due to increased hotels segment expenses and increased depreciation expense, as well as the $3.7 million charge incurred in the first quarter of 2008 discussed above. The following table details the impact of that $3.7 million charge on net income, earnings per share and EBITDA for the first nine months of 2008 (in thousands, except per share data):

Separation costs	$(3,654)
Income tax benefit	1,297

Impact of separation costs on net income	$(2,357)

Separation costs	$(0.20)
Income tax benefit	0.07

Impact of separation costs on earnings per share	$(0.13)

Impact of separation costs on EBITDA	$(3,654)

     EBITDA represents net income before interest expense, income tax expense and depreciation and amortization. We utilize EBITDA as a financial measure because management believes that investors find it to be a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core on-going operations. We believe it is a complement to net income and other financial performance measures. EBITDA from continuing operations is calculated in the same manner, but excludes the operating activities of business units identified as discontinued. EBITDA is not intended to represent net income as defined by generally accepted accounting principles in the United States (“GAAP”), and such information should not be considered as an alternative to net income, cash flows from operations or any other measure of performance prescribed by GAAP.

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
     The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
EBITDA	$14,113	$17,401	$24,101	$30,113
Income tax expense	(2,391)	(3,676)	(926)	(3,548)
Interest expense	(2,321)	(2,417)	(6,955)	(7,030)
Depreciation and amortization	(4,966)	(4,203)	(13,993)	(12,237)

Net income	$4,435	$7,105	$2,227	$7,298

EBITDA from continuing operations	$14,113	$15,271	$24,101	$28,425
Income tax expense	(2,391)	(2,958)	(926)	(3,015)
Interest expense	(2,321)	(2,320)	(6,955)	(6,871)
Depreciation and amortization	(4,966)	(4,194)	(13,993)	(12,210)

Net income from continuing operations	4,435	5,799	2,227	6,329
Income from discontinued operations	—	1,306	—	969

Net income	$4,435	$7,105	$2,227	$7,298

Revenue
     A breakdown of our revenues from continuing operations for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Revenues From Continuing Operations	2008	2007	2008	2007
Hotels:
Room revenue	$39,280	$36,851	$95,399	$90,744
Food and beverage revenue	12,643	12,007	36,459	35,675
Other department revenue	1,549	1,181	3,543	2,840

Total hotels segment revenue	53,472	50,039	135,401	129,259

Franchise and management revenue	769	701	1,549	2,272
Entertainment revenue	1,869	3,030	6,975	9,019
Other revenue	776	750	2,331	2,268

Total revenue	$56,886	$54,520	$146,256	$142,818

     Three Months Ended September 30, 2008 and 2007
     During the third quarter of 2008, revenue from the hotel segment increased $3.4 million, or 6.9%, compared to the third quarter of 2007, primarily due to the addition of the Denver property, which we acquired in May 2008, and from the Anaheim property, which we acquired in October 2007. These properties positively impacted revenue by a total of $4.6 million for the quarter. Neither of these properties were in our system during the comparable period in 2007. Since the second quarter of 2008, revenues from the Anaheim property have been impacted by the hotel’s extensive renovations that have commenced and will continue through the end of 2008. The Red Lion Sacramento contributed $0.4 million to revenues in the third quarter of 2007 prior to its transition from a leased hotel to a franchise in July 2007. On a comparable hotel basis, hotels revenue was $48.9 million for the third quarter of 2008 compared to $49.6 for the same period in 2007, a decrease of $0.7 million or 1.4%.
     For comparable hotels, occupancy decreased 2.1 points quarter-over-quarter, although ADR increased 1.8% to bring RevPAR down 1.0% during the third quarter of 2008 compared against the third quarter of 2007. Across our system of owned and leased hotels, we saw decreases in both transient and group room nights during the third quarter of 2008 as compared to the same period in 2007. These decreases were partially offset by increases in revenues from redlion.com, third-party online travel agent bookings and travel agency promotions. In addition, earlier in 2008 we began to build a strong base foundation of stable, permanent business in several of our hotels, the majority derived from airline crews and other guests delivering a fixed minimum number of rooms per night. Food and beverage revenue increased 5.3%, also due to the addition of Denver and Anaheim.
     Revenue from the franchise and management segment increased 9.7% due to termination fees of $0.3 million recorded for two franchised properties that left the system on September 30, 2008, partially offset by lower royalty fees received in the third quarter of 2008 compared to the third quarter of 2007 resulting from having fewer hotels in our system quarter-on-quarter. Revenues from the entertainment segment decreased 38.3% from the prior year period primarily as a result of our production of Disney’s The Lion King in Honolulu, Hawaii that commenced a 12-week run in September 2007, with no comparable shows in the third quarter of 2008.
     Nine Months Ended September 30, 2008 and 2007
     In the first nine months of 2008, revenue from the hotel segment increased $6.1 million, or 4.8%, compared to the first nine months of 2007. Affecting comparability of the variance are revenues included from the Red Lion Sacramento recorded in the first nine months of 2007, offset by revenues from Anaheim and from the Red Lion Denver Southeast that were not in our system of hotels during the first nine months of 2007. On a comparable hotel basis, hotels revenue was $126.6 million for the first nine months of 2008 compared to $124.6 million for the same period in 2007, an increase of $2.0 million or 1.6%. Hotel revenues during 2008 have also been positively affected by an increase in group revenue, as well as from increases in permanent, travel agency promotions, redlion.com and third-party online travel agent bookings year-over-year. However, hotel revenue has been impacted by a general decrease in transient revenues compared to the first nine months of 2007. On a comparable basis, ADR increased 1.9% across all hotel business segments with essentially flat occupancy. RevPAR for the first nine months of 2008 increased 1.5% compared to the first nine months of 2007.
     Revenue from the franchise and management segment decreased $0.7 million, or 31.8%, compared to the first nine months of 2007. In the first nine months of 2007, we received approximately $0.5 million in new franchise commitment fees, as well as termination fees related to hotels that left our system and from a franchise application fee received from a new owner of an existing hotel in our system. During the first nine months of 2008, we recorded $0.3 million in franchise termination fees, although we recorded less royalty fees throughout the year as a result of having fewer hotels in our system. Entertainment revenues decreased $2.0 million, or 22.7%, primarily due to differences in number, type and attendance levels of shows presented during the first nine months of 2008 compared to 2007. A profitable 12-week run of our production of Disney’s The Lion King began in Honolulu, Hawaii in September 2007, although most of the profits occurred in the fourth quarter.
Operating Expenses
     Operating expenses include direct operating expenses for each of the operating segments, hotel facility and land lease expense, depreciation and amortization, gain or loss on asset dispositions and undistributed corporate expenses. In the aggregate, operating expenses from continuing operations during the three and nine months ended September 30, 2008, increased $4.4 million and $9.9 million, respectively, over the same periods in 2007 as provided below:

	Three months ended		Nine months ended
	September 30,		September 30,
Operating Expenses From Continuing Operations	2008	2007	2008	2007
	(In thousands)
Hotels	$37,375	$33,546	$100,827	$96,311
Franchise and management	81	190	226	586
Entertainment	1,712	2,519	6,886	7,978
Other	483	454	1,547	1,402
Depreciation and amortization	4,966	4,194	13,993	12,210
Hotel facility and land lease	1,850	1,513	5,496	4,964
Gain on asset dispositions, net	(64)	(188)	(204)	(427)
Undistributed corporate expenses	1,746	1,555	8,710	4,510

Total operating expenses	$48,149	$43,783	$137,481	$127,534

Hotels revenue -owned (1)	$38,426	$35,106	$95,127	$89,031
Direct margin (2)	$12,304	$12,209	$26,433	$25,044
Direct margin %	32.0%	34.8%	27.8%	28.1%

Hotels revenue- leased (1)	$15,046	$14,933	$40,274	$40,228
Direct margin (2)	$3,793	$4,284	$8,141	$7,904
Direct margin %	25.2%	28.7%	20.2%	19.6%

Franchise and management revenue	$769	$701	$1,549	$2,272
Direct margin (2)	$688	$511	$1,323	$1,686
Direct margin %	89.5%	72.9%	85.4%	74.2%

Entertainment revenue	$1,869	$3,030	$6,975	$9,019
Direct margin (2)	$157	$511	$89	$1,041
Direct margin %	8.4%	16.9%	1.3%	11.5%

Other revenue	$776	$750	$2,331	$2,268
Direct margin (2)	$293	$296	$784	$866
Direct margin %	37.8%	39.5%	33.6%	38.2%

(1)	Continuing operations only

(2)	Revenues less direct operating expenses.
     Three Months Ended September 30, 2008 and 2007
     Direct hotel expenses increased 11.4% compared to the third quarter of 2007, compared with a hotel segment revenue increase of 6.9% during the third quarter of 2008. Room related expenses was the driver for the increased expenditures with an increase of $1.1 million, or 11.3%, attributed to the additional rooms in our system from Denver and Anaheim in the third quarter of 2008 compared to the same period in 2007. In addition, food and beverage costs increased $0.6 million in the quarter over the prior year. Overall, the segment had a direct profit of $16.1 million compared to $16.5 million during the third quarter of 2007, for a direct operating margin decrease of 290 basis points quarter-over-quarter.
     Direct costs for the franchise and management segment decreased $0.1 million, or 57.4%, and entertainment direct costs decreased 32.0% from the comparable prior year period primarily from fewer shows and less associated show expense during the third quarter of 2008 compared to the third quarter in 2007.
     Undistributed corporate expenses include general and administrative charges such as corporate payroll, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment are distributed, such as accounting, human resources and information technology, and are included in direct expenses. During the third quarter of 2008, we reported an increase of 12.3% in undistributed corporate expenses primarily related to increased legal and outside services from the strategic alternative review discussed below in Item 1A. Risk Factors.

     Nine Months Ended September 30, 2008 and 2007
     Direct hotel expenses during the first nine months of 2008 increased $4.5 million, or 4.7% over the first nine months of 2007, compared with a hotel segment revenue increase of 4.8%. Room related expenses was the driver for the increased expenditures, in addition to an increase in food and beverage costs year-over-year. Overall, the segment had a direct profit of $34.6 million compared to $32.9 million during the first nine months of 2007, a 4.9% improvement; although direct operating margin remained flat during both periods at 25.5%.
     Direct costs for the franchise and management segment were lower by $0.4 million during the comparable periods, and entertainment costs decreased $1.1 million, or 13.7%, compared to a revenue decrease of $2.0 million. The nine month period in 2008 was negatively impacted by fewer shows presented than in 2007.
     Undistributed corporate expenses during the first nine months of 2008 included the $3.7 million charge for separation costs discussed above, which was the most substantial contributor to the negative $4.2 million variance year-on-year. In addition, the variance was also attributable to increased equity compensation expense and increased outside consulting services.
Income Taxes
     During the third quarter and first nine months of 2008, we reported income tax expense of $2.4 million and $0.9 million, respectively, compared to $3.0 million during both the third quarter of 2007 and the first nine months of 2007. The experienced rate on pre-tax net income differed from the statutory combined federal and state tax rates primarily due to the utilization of certain incentive tax credits allowed under federal law.
Liquidity and Capital Resources
     We believe we have a strong financial position with adequate cash flows, and that we have both low leverage and strong credit ratios that will allow us to access capital. Our short-term liquidity needs over the next twelve months will be met by funds generated from operating activities and by existing cash and cash equivalents of $16.0 million at September 30, 2008. To finance the May 2008 acquisition of the Red Lion Denver Hotel Southeast for $25.3 million, we utilized $23.0 million of our $50 million credit facility. At September 30, 2008, the outstanding balance was $21.0 million. We also have the ability to increase this facility to $100 million, subject to satisfaction of various conditions. We also refinanced a 181-room hotel in Bellevue, Washington in September 2008 at terms more favorable than the higher-rate debt paid off. We believe that recent economic conditions and the state of the capital markets may create a favorable environment for strategic buyers.
     A comparative summary of our balance sheets at September 30, 2008 and December 31, 2007 is provided below:

	September 30,	December 31,
	2008	2007
Consolidated balance sheet data (in thousands):
Cash and cash equivalent	$15,974	$15,044
Restricted cash (1)	$3,916	$4,439
Working capital (2)	$8,120	$7,559
Property and equipment, net	$290,659	$260,574
Total assets	$372,318	$344,509

Total long-term debt	$105,097	$83,220
Debentures due Red Lion Hotels Capital Trust	$30,825	$30,825
Total liabilities	$186,253	$162,014
Total stockholders’ equity	$186,065	$182,495

(1)	Restricted under securitized borrowing arrangements for future payments of principal, interest, furniture, fixtures and equipment, repairs, insurance premiums and real and personal property taxes.

(2)	Represents current assets less current liabilities.
     During the remaining three months of 2008, we expect cash expenditures to primarily include the funding of operating activities, interest payments on our outstanding indebtedness and additional capital expenditures of approximately $15.0 million to primarily fund renovation costs for three of our hotels in Anaheim and Denver. We expect to meet our long-term liquidity requirements for the paying of future property acquisitions and other investments and continued hotel and other various capital improvements through net cash provided by operations, long-term secured and unsecured indebtedness, including any unused portion of our $50 million credit facility, and joint ventures.

Operating Activities
     Net cash provided by operations increased $3.6 million to $20.9 million during the first nine months of 2008 compared to the 2007 period. Non-cash income statement expenses, including depreciation and amortization, provision for deferred tax and stock based compensation, increased 15.0% during the current year period, and working capital changes, including restricted cash, receivables, accruals, payables and inventories, were also favorable resulting in increased cash flow of $6.6 million during the first nine months of 2008. The changes in accounts payable during the first nine months of 2008 are a reflection of the increase in hotel renovation activity occurring at three of our hotels in Anaheim and Denver. During the first nine months of 2008, restricted cash held in escrow for future payments of insurance, property taxes, repairs and other items as required by debt agreements decreased $0.5 million compared to an increase of $1.4 million reflected during the first nine months of 2007.
Investing Activities
     Net cash used in investing activities totaled $40.8 million during the first nine months of 2008, primarily for the acquisition of the Red Lion Hotel Denver Southeast for $25.3 million in May 2008 and renovation expenditures at several locations. Other additions during 2008 to property and equipment increased 28.4% from the first nine months of 2007 to $18.0 million. We utilized $2.1 million of restricted cash included in other assets during 2008 to fulfill our commitment to reimburse up to $3.0 million in tenant improvements at the Red Lion Hotel Sacramento in connection with its July 2007 sublease. During the first quarter of 2008, we also received approximately $0.5 million for a worker’s compensation premium reimbursement and from the payoff of a long-term receivable.
     During the 2007 period, net cash provided by investing activities totaled $1.3 million. During the first quarter of 2007, we liquidated all variable rate demand notes recorded at December 31, 2006, totaling $7.6 million. In the second and third quarters of 2007, we sold the remaining assets held in discontinued operations for proceeds of $7.9 million
Financing Activities
     Net financing activities provided cash of approximately $20.8 million during the first nine months of 2008 compared to $2.7 million provided during the 2007 period, primarily from the borrowing of $23.0 million under our $50 million credit facility to finance the acquisition of the Red Lion Hotel Denver Southeast. In addition, we closed on a $14.0 million loan in September 2008 collateralized by a 181-room hotel in Bellevue, Washington, $8.2 million of which was used to pay off existing higher-rate debt. In addition to this payoff, $5.0 million of scheduled principal payments on long-term debt were made during the first nine months of 2008, compared to $1.9 million during the first nine months of 2007. During the current period, we also have repaid $2.0 million of the $23.0 million drawn on our credit facility in May 2008. In June 2007, we borrowed $3.9 million that was later assumed by the buyers of the commercial office complex sold in September 2007. Net financing activities during the 2007 period benefited from the exercise by employees of 81,418 stock options resulting in proceeds to the company of $0.5 million. No options were exercised during the first nine months of 2008.
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
     At September 30, 2008, we had total debt obligations of $135.9 million, of which $81.8 million was securitized debt collateralized by individual hotels with fixed interest rates ranging from 5.5% to 8.1%. Included within outstanding debt are debentures due to the Red Lion Hotels Capital Trust of $30.8 million, which are uncollateralized and bear interest at a fixed rate of 9.5%.
Contractual Obligations
     The following table summarizes our significant contractual obligations as of September 30, 2008 (in thousands):

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt (1)	$131,679	$9,833	$57,843	$64,003	$—
Operating leases (2)	66,255	7,738	14,757	10,722	33,038
Service agreements	1,100	275	550	275	—
Debentures due Red Lion
Hotels Capital Trust (1)	134,538	2,928	5,857	5,857	119,896

Total contractual obligations (3)	$333,572	$20,774	$79,007	$80,857	$152,934

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)	Operating lease amounts are net of estimated sublease income of $11.3 million annually.

(3)	With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.

     In 2001, we assumed a master lease agreement for 17 hotel properties, including 12 which were part of the Red Lion acquisition. Subsequently, we entered into an agreement with Doubletree DTWC Corporation whereby Doubletree DTWC Corporation is subleasing five of these hotel properties from Red Lion. The master lease agreement requires minimum monthly payments of $1.3 million plus contingent rents based on gross receipts from the 17 hotels, of which approximately $0.8 million per month is paid by a sub-lease tenant. The lease agreement expires in December 2020, although we have the option to extend the term on a hotel-by-hotel basis for additional five-year terms.
     In July 2007, we entered into an agreement to sublease the Red Lion Hotel Sacramento to a third party with an initial lease term expiring in 2020. In connection with the sublease agreement, we received deferred lease income of $3.0 million, which will be amortized over the life of the sublease agreement. The sublease agreement provides for annual rent payments of $1.4 million, which we have netted against lease amounts payable by us in computing the operating lease amounts shown in the above table. As part of the agreement, we have committed to reimburse the tenant for up to $3.0 million in tenant improvements. As of the date of this filing, all of this $3.0 million had been spent.
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
Off-balance Sheet Arrangements
     As of September 30, 2008, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Other Matters
Franchise and Management Contracts
     At September 30, 2008, our system of hotels included 15 hotels under franchise agreements, representing a total of 2,665 rooms and 127,942 square feet of meeting space. During the first quarter of 2008, the franchised property Red Lion Hotel Baton Rouge (132 rooms) joined the system, although one hotel under a management contract (254 rooms) did not renew its agreement and left our system of hotels. In April 2008, franchise agreements with three hotels expired and were not renewed, representing a total of 301 rooms. In addition, we have terminated franchise agreements with four other properties, including three during the third quarter of 2008 for insufficient progress in completing the required property improvements. Those hotels were the former Red Lion Hotel Modesto (186 rooms), the Red Lion Hotel Hillsboro (123 rooms) and the Red Lion Hotel Klamath Falls (108 rooms).
     All franchised hotels were required to meet Red Lion upscale brand standards by the end of 2007. The majority of hotels met the standards by the end of 2007, while some are still in the process of completing renovations. We believe all but two of our current franchisees are either in full compliance with the Company’s enhanced brand standards or making sufficient progress to be in full compliance in the near term. We are monitoring their work and will terminate additional hotels for non compliance if satisfactory progress does not continue.
Seasonality
     Our business is subject to seasonal fluctuations, and more revenues and profits are realized from May through October than during the rest of the year. During 2007, revenues during the second and third quarters approximated 26.2% and 29.2%, respectively, of total revenues for the year, compared to revenues of 21.0% and 23.6% of total revenues during the first and fourth quarters, respectively.
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
Intangible Assets
     Our intangible assets include brands and goodwill which we account for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” We do not amortize our brands and goodwill. Instead, we test for impairment annually or more frequently as events or circumstances indicate the carrying amount of an asset may not be recoverable. Our annual measurement date for impairment is October 1. Our goodwill and other intangible asset impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit, subject to the same general assumptions discussed above for long-lived assets. At September 30, 2008 and December 31, 2007, our recorded goodwill and other intangible assets not subject to amortization remained unchanged at $28.0 million. While we have not recognized an impairment loss since we originally recorded goodwill, changes in our estimates and assumptions could affect, potentially materially, our financial condition or results of operations in the future.
     Per SFAS No. 142, if certain circumstances occur, such as a significant adverse change in legal factors, a change in the business climate or other significant changes were to occur at any time during the year outside of the annual impairment date, we are required to evaluate whether a “triggering event” would indicate our goodwill has been impaired. Due to current market conditions, we evaluated whether a “triggering event” had occurred that would cause us to conclude that goodwill had been impaired. Through review of other hospitality companies and other financial analysis, we determined that at the end of the third quarter of 2008, no such events occurred that would trigger an impairment analysis per SFAS No. 142. However, if circumstances change, all or a portion of the recorded goodwill would need to be written off in a future period or periods, which could have an adverse effect on our results of operations.
     Our other intangible assets include management, marketing and lease contracts, the value of which is amortized on a straight-line basis over the weighted average life of the agreements and totaled $11.2 million and $11.6 million, respectively, at September, 2008 and December 31, 2007. The assessment of these contracts requires us to make certain judgments, including estimated future cash flow from the applicable properties.

New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements itself. However, this statement applies under other accounting pronouncements that require or permit fair value measurements and may therefore change current practice if an alternative measure of fair value has been used. SFAS No. 157 applies an exchange price notion for fair value consistent with previously preferred practice, with a focus on exit price and market-based measurements as compared to entry price and entity-specific measurements. SFAS No. 157 is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued proposed FSP FAS 157-2, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. Effective January 1, 2008, we adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2.
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
     In March 2008, the FASB issues SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), an amendment of FASB No. 133. SFAS No. 161 will improve the transparency about where derivative instruments are located in financial statements, how derivative instruments and related hedge items are currently accounted for under Statement 133, and how these instruments ultimately affect an entity’s financial position, performance, and cash flow. It requires that entities disclose the fair value of derivative instruments and their gains and losses, disclose features that are credit risk — related, and cross reference footnotes to enable financial statement end users to locate significant derivative instrument information more easily. SFAS No. 161 is effective for all financial statements that are issued for fiscal years and interim periods after November 15, 2008 but entities are encouraged to adopt its requirements early. We do not currently engage in hedging activities and do not currently have derivative instruments recorded within our consolidated financial statements. Thus, we do not expect the adoption of SFAS No. 161 to have any effect on our consolidated financial statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We believe there has been no material change to our market risk since the end of our last fiscal year. At September 30, 2008, $100.9 million of our outstanding debt was subject to currently fixed interest rates and until recently, we had not been exposed to market risk from changes in interest rates. In May 2008, we borrowed $23.0 million on our revolving credit facility that accrues interest at rates that range from 150 to 225 basis points over LIBOR, with an option for a base rate loan based upon the federal fund rate or prime rate. In September 2008, we closed on a $14.0 million loan, that provides for a five-year term and a spread over LIBOR that was 1.75% at closing but may vary based on certain financial ratios.
     We manage our exposure to interest rate risk by monitoring available financing alternatives, although we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how such exposure is managed in the future. The below table summarizes our debt obligations at September 30, 2008 on our consolidated balance sheet (in thousands). During the first nine months of 2008, recurring scheduled principal payments of $13.2 million were made that were included as debt obligations at December 31, 2007, as well as an additional $2.0 million on the $23.0 million borrowed in May 2008.

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$731	$3,005	$3,170	$46,272	$1,974	$49,945	$105,097	$94,857
Average interest rate							7.21%
Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$26,938
Average interest rate							9.50%
Item 4. Controls and Procedures
     As of September 30, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.
     There were no changes in internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
     On June 27, 2008, we received an unsolicited, non-binding and conditional preliminary indication of interest proposal from Columbia Pacific Opportunity Fund LP (“Columbia Pacific”) to acquire all of our outstanding shares of common stock. Our board of directors, consistent with its fiduciary duties and in consultation with its financial and legal advisors, carefully evaluated this indication of interest. The board of directors retained an outside investment banking firm to assist it in evaluating strategic options for maximizing our shareholder value and we entered into several confidentiality agreements with third parties, including Columbia Pacific, in connection with that effort.
     In October 2008, we announced that we had concluded the strategic options review process, that we had received no definitive proposals from any third parties, and that Columbia Pacific had withdrawn its previous indication of interest. We believe that a significant factor in this outcome was the recent downturn in the U.S. and global economies and credit markets.
     The fact that we engaged in a publicly-announced review of strategic options and the fact that such review did not result in a transaction may create uncertainty regarding our company’s future that may adversely affect our business, including but not limited to our ability to attract new franchisees to the Red Lion brand and our ability to retain and attract employees.
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
Red Lion Hotels Corporation
Registrant

Signature		Title	Date

By:	/s/ Anupam Narayan Anupam Narayan	President and Chief Executive Officer (Principal Executive Officer)	November 6, 2008

By:	/s/ Anthony F. Dombrowik Anthony F. Dombrowik	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	November 6, 2008