Form 10-K
period 2008-12-31
Red Lion Hotels CORP
filed 2009-03-12
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-13957
Red Lion Hotels Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1032187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
201 W. North River Drive, Suite 100 Spokane Washington (Address of principal executive offices)	99201 (Zip Code)

Registrant’s telephone number, including area code:
(509) 459-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Guarantee with Respect to 9.5% Trust Preferred Securities (Liquidation Amount of $25 per Trust Preferred Security) of Red Lion Hotels Corporation Capital Trust	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock as of June 30, 2008 was $145.4 million, of which 89.8% or $130.6 million was held by non-affiliates as of that date. As of March 2, 2009, there were 18,050,754 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Registrant’s 2008 fiscal year, are incorporated by reference herein in Part III.

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

Item 1.	Business

We are a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale and upscale, full service hotels under our proprietary Red Lion brand. Established over 30 years ago, the Red Lion brand is nationally recognized and particularly well known in the western United States, where most of our hotels are located. The Red Lion brand is typically associated with three star full-service hotels.

Our company was incorporated in the state of Washington in April 1978, and has operated hotels under various brand names including, until 1999, Cavanaughs Hotels. In 1999, we acquired WestCoast Hotels, Inc., and rebranded our Cavanaughs Hotels to the WestCoast brand, changing our name to WestCoast Hospitality Corporation. In 2001, we acquired Red Lion Hotels, Inc. In September 2005, after rebranding most of our WestCoast hotels to the Red Lion name, we changed our corporate name to Red Lion Hotels Corporation. All of our hotels operate under the Red Lion brand.

As of December 31, 2008, our system of hotels contained 47 hotels located in nine states and one Canadian province, with 8,910 rooms and 437,626 square feet of meeting space as provided below:

		Total	Meeting
		Available	Space
	Hotels	Rooms	(sq. ft.)

Red Lion Owned and Leased Hotels	31	5,935	304,684
Other Leased Hotel(1)	1	310	5,000
Red Lion Franchised Hotels	15	2,665	127,942

Total	47	8,910	437,626

Total Red Lion Hotels	46	8,600	432,626

(1)	Represents a hotel acquired in the fourth quarter of 2007 that was repositioned as a Red Lion in January 2009. As of December 31, 2008, this hotel was flagged as an independent.

Company Strategy

Our company strategy in this difficult market is to focus on streamlining operations and maximizing the value of our existing portfolio. This will be accomplished through careful cost controls and a focus on brand consistency, which may result in a change to our asset mix. Our goal over the next several years is to maximize shareholder value and return it to shareholders.

Red Lion has created a unique guest experience by establishing an environment that allows our customers to feel at home while they are away from home. Our product and service culture is successful in both large urban and smaller markets. Our hotels strive to reflect the character of the local markets in which they operate, while maintaining a consistent experience. We believe our adherence to consistent customer service standards and brand touch-points allow guests to “Stay Comfortable.” Red Lion hotels have always been known for providing a comfortable lodging experience complemented by genuine service. Our goal is to create the most memorable guest experience possible, through personalized, exuberant service, allowing us to be a leader in our markets. We believe that leveraging the uniqueness of our physical assets and interacting with our guests in the warm, authentic way that Red Lion has historically been known for will drive our hotels’ success. To achieve these goals, we have focused our resources — monetary, capital and human — on:

Infrastructure — We have improved the foundation of our company by focusing on our core competencies and by investing in the infrastructure we use to manage the distribution of our room inventory through online and traditional reservation channels. We seek to maximize centrally sourced reservations through our state-of-the-art website and central reservation systems, enhanced revenue management strategy and sophisticated interactions with our on-line travel agency (“OTA”) partners. Centrally sourced reservations (i.e. voice, redlion.com, travel agent and third-party on-line travel agencies) have remained consistent and accounted for 47.2% of total room revenues at owned and leased hotels in 2008.

In October 2008, we completed the final installation of MICROS Opera Property Management Systems, which are now used throughout our portfolio of owned and leased hotels. This upgraded system provides us with a single image database for managing, analyzing and reporting our customer activity, greatly enhancing both our customer service levels and ability to e-market using sophisticated customer relations management tools and tactics.

Physical Assets — At the end of 2008, we owned and leased 32 hotel properties, including hotels in key markets in the western U.S. We also continue to hold properties with strong development potential like our Bellevue, Washington, Post Falls, Idaho and Kalispell, Montana locations. Combined with our other owned and leased properties, these assets provide a strong foundation for our business.

We have completed major room and public space renovations at all of our owned and leased hotels, which have enhanced the performance of our system. The condition and presentation of these assets is one key to our success and we remain committed to maintaining our properties to enhance our guests’ experience.

The Red Lion Way — We want our guests to feel our commitment to their memorable experience through our associates. We are investing in our future by developing leaders throughout all levels of our organization who understand that a culture of associate satisfaction and excellent service is an integral component of our long-term success. This includes ongoing service training, leadership programs and an overall commitment to both operational excellence and guest satisfaction. Our goal is to be known in our industry for leadership excellence, superior guest satisfaction and a positive work environment, and to be profitable under all economic climates.

Liquidity and Profitability — Given the state of the hospitality and travel markets, our focus will be on maintaining liquidity and profitability. This means intensifying a focused sales and marketing effort and maximizing revenue management programs to capture market share. We will also continue to streamline operations where possible and remain scalable given the market environment.

2008 Update

Significant events during 2008 included:

•	The acquisition of a 478-room hotel in Denver, Colorado;

•	Change in management leadership following the retirement of our former President and Chief Executive Officer;

•	10-year anniversary as a public company traded on the New York Stock Exchange;

•	Rebranding of our customer loyalty program to the Red Lion R&R (Rewards and Recognition) Club;

•	Substantially completed the renovation of our Anaheim property;

•	Implementation of new ticketing application software at all TicketsWest locations;

•	Refinance of the 181-room hotel in Bellevue, Washington for $14.0 million; and

•	The completion of the installation of the MICROS Opera Property Management System at our owned and leased hotels.

Our assets provide us with a stable, positive cash flow operation and a strong base from which to operate the Red Lion brand. From 2005 to 2007, we experienced RevPAR increases. However, similar to others in our industry and in light of the difficult economic conditions that have impacted our business, particularly during the fourth quarter of 2008, RevPAR for 2008 was essentially flat year-over-year with a 130 basis point drop in occupancy offset by an increase in rate of 1.7% at our owned and leased hotels. Our franchise properties experienced negative RevPAR growth and a 450 basis point decrease in occupancy during 2008 compared to 2007, partially offset by a 4.2% increase in rate. Average occupancy, average daily rate and revenue per available room statistics provided below include all owned, leased and franchised hotels on a comparable basis.

	2008			2007			2006
	Average			Average			Average
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR

Owned and Leased Hotels	61.1%	$90.12	$55.08	62.4%	$88.64	$55.33	59.3%	$83.14	$49.29
Franchised Hotels	58.3%	$78.13	$45.56	62.8%	$74.96	$47.06	64.8%	$72.30	$46.83

Total System Wide(1)	60.3%	$86.88	$52.41	62.5%	$84.82	$53.04	60.8%	$80.05	$48.63

Change from prior comparative periods:

	2008 vs. 2007			2008 vs. 2006

Owned and Leased Hotels	(1.3)	1.7%	(0.5)%	1.8	8.4%	11.7%
Franchised Hotels	(4.5)	4.2%	(3.2)%	(6.5)	8.1%	(2.7)%

Total System Wide	(2.2)	2.4%	(1.2)%	(0.5)	8.5%	7.8%

(1)	Includes all hotels owned, leased and franchised, presented on a comparable basis for hotel statistics.

At December 31, 2008, in addition to $18.2 million in cash, we had unused capacity of $14 million under our $50 million revolving credit facility. This credit facility can be increased by an additional $50 million to a maximum of $100 million, subject to satisfaction of various conditions. In September we closed on a $14.0 million loan from Wells Fargo Bank collateralized by our 181-room hotel in Bellevue, Washington, $8.2 million of which was used to pay off existing higher-rate debt. The loan provides for a five-year term and a spread over LIBOR that was 1.75% at closing but may vary based on certain financial ratios.

Our operating results and access to capital are subject to conditions affecting the lodging industry, including any impact from the continuing downturn of the economy. While we experienced positive RevPAR and operating margin growth in the first and second quarters of 2008, we did see a significant slowdown in demand during the third quarter, primarily commencing in September after the Labor Day weekend. This trend intensified during the fourth quarter, where we reported an 8.3% decrease in RevPAR from our owned and leased hotels quarter-over-quarter. Industry-wide, transient business decreased year-over-year and we expect that trend to continue throughout 2009. We have undertaken a review of activities in an effort to implement cost-cutting measures and maintain or improve our margins, including a reduction in our work force, consolidation of management teams at the corporate office and at various properties and a company-wide wage and hiring freeze, among other measures. We are aggressively managing our mix of businesses and have launched several marketing programs in an effort to boost revenues and maintain or increase our market share.

Our goal during these difficult times is to maintain or improve profit margins through cost controls while maintaining the Red Lion culture so that our guests continue to Stay Comfortable. We believe that we are positioned to achieve our strategic goals. However, we believe the current economic period and its effect on our industry have created an uncertain operating environment for 2009. There can be no assurance our results of operations will be similar to our results reported during 2008 and in prior years if changes in travel patterns continue or economic conditions do not improve.

Competitive Strengths

Own and control a strong proprietary brand with a long operating history.

The Red Lion brand, which we believe projects comfort and memorable experiences for our hotel guests, has been well known in the western United States for more than 30 years. As the owner and operator of many of our hotels, we have been able to exert substantial control of brand standards across the system. We control the focus of marketing and revenue management strategies. In addition, as the owner of the Red Lion brand, we have diversified our revenue base by franchising the brand to third-party hotel owners.

Strong value proposition.

Our Red Lion brand is associated with full-service, high-quality lodging, including extensive meeting facilities and food and beverage operations in the majority of our locations. Our hotels provide exceptional and friendly service and accommodations at competitive prices within the markets we serve. We seek to ensure consistent quality across our hotel portfolio, offering valuable services such as dining, fitness centers, business services and other ancillary services. In addition, our guest room standards include products that are important to both leisure and business travelers, including free wireless high-speed internet service, comfortable work space and high-quality furnishings, including pillow-top beds.

We believe we are well positioned to successfully compete with other hotel owners and operators in the midscale and upscale segments of the lodging industry. In our “hub” markets, we believe our primary competitors include Crowne Plaza®, Doubletree®, Four Points® and Radisson®. In our secondary markets, we believe our competitors include Courtyard®, Holiday Inn® and Hilton Garden Inn®.

Attractiveness to franchisees.

We offer a strong support system to our franchisees by providing a full range of franchise services, including (i) central reservations, (ii) revenue management, (iii) national and regional sales, (iv) marketing, (v) systems, operations and customer service training, (vi) corporate purchasing programs and (vii) quality evaluations. As such, our Red Lion brand may be attractive to potential franchisees by offering a distinct product valued by customers. During 2008, approximately 45% of our system-wide total room revenues were delivered through our reservation channels. We believe that our reservation systems, sales and marketing initiatives and our support services are valuable to hotel owners.

Experienced senior management team.

We have an experienced senior management team led by our President and Chief Executive Officer, Anupam Narayan, who has been in the industry over 25 years. Our senior executive officers have decades of hospitality industry experience, with strengths in several key areas, including hotel development, ownership and management; finance; e-commerce; franchising; sales and marketing; food and beverage management; human resources; entertainment and real estate. This extensive and diverse expertise provides us with a broad perspective from which we can make strategic management and operational decisions.

Operations

We operate in three reportable segments:

The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels. As of December 31, 2008, we operated 32 hotels, of which 19 are wholly-owned and 13 are leased. During 2008, our hotel segment accounted for approximately 90.9% of total revenues.

The franchise segment is engaged primarily in licensing the Red Lion brand to franchisees and managing hotels for third-party owners. This segment generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners in exchange for the use of our brand and access to our central services programs. These programs include the reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards. It has also historically reflected revenue from management fees charged to the owners of managed hotels. As of December 31, 2008, we had 15 franchised hotels. We have not managed any hotels for third parties since January 2008. During 2008, our franchise segment accounted for approximately 1% of total revenues.

The entertainment segment derives revenues primarily from ticketing services and promotion and presentation of entertainment productions under the operations of TicketsWest and WestCoast Entertainment. We offer ticketing inventory management systems, call center services, and outlet/electronic channel distribution for event locations. We have developed an electronic ticketing platform that is integrated with our electronic hotel distribution system. During 2008, our entertainment segment accounted for approximately 6.4% of total revenues.

Our remaining activities, none of which constitutes a reportable segment, have been aggregated into “other.” In September 2007, and as discussed further in Note 19 of Notes to Consolidated Financial Statements, we sold the remaining commercial office building held for sale that had been included within discontinued operations. There were no remaining discontinued operations after December 31, 2007.

A summary of our reporting segment revenues is provided below (in thousands, except for percentages). For further information regarding our business segments, see Note 16 of Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2008		2007		2006

Hotels:
Rooms revenue	$117,485	62.6%	$114,312	61.2%	$103,677	60.9%
Food and beverage revenue	48,506	25.9%	48,061	25.7%	47,517	27.9%
Other department revenue	4,561	2.4%	3,795	2.0%	3,623	2.1%

Total hotels segment revenue	170,552	90.9%	166,168	88.9%	154,817	90.9%

Franchise revenue	1,862	1.0%	2,756	1.5%	2,853	1.7%
Entertainment revenue	12,016	6.4%	14,839	7.9%	10,791	6.3%
Other revenue	3,140	1.7%	3,130	1.7%	1,907	1.1%

Total revenue	$187,570	100.0%	$186,893	100.0%	$170,368	100.0%

Employees

As of December 31, 2008, we employed approximately 2,860 people on a full-time or part-time basis, with 2,601 in hotel operations and the remainder in our administrative office and our entertainment division. At December 31, 2008, approximately 5.1% of our total workforce was covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and organized settlement of labor disputes. We believe our employee relations are satisfactory.

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

Our internet website also contains our Code of Business Conduct and Ethics, our Corporate Governance Guidelines; charters for our Audit, Compensation and Nominating and Corporate Governance Committees, Accounting and Audit Complaints and Concerns Procedures, our Statement of Policy with Respect to Related Party Transactions and information regarding shareholder communications with our board of directors.

Item 1A.	Risk Factors

We are subject to various risks, including those set forth below, that could have a negative effect on our financial condition and could cause results to differ materially from those expressed in forward-looking statements contained in this report or other Red Lion communications.

General Economic Conditions Will Continue to Negatively Impact Our Results

Recessionary conditions in the national economy have resulted in economic pressures on the hospitality industry in general and on our operations and expansion plans. Higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending all reduce the demand for hotel rooms and related lodging services and put pressure on room rates. We saw a substantial drop in occupancy during the fourth quarter of 2008. In 2009, we expect our operations and financial results will continue to be adversely affected by general economic conditions, weak hospitality demand and constraints on availability of financing. Moreover, reduced revenues as a result of a continued deterioration of the economy may also reduce our working capital and impact our business strategy. Factors such as continued unfavorable economic conditions, a significant decline in demand for lodging, or continued instability of the credit and capital markets could result in future pressure on credit ratings, which could negatively impact our ability to obtain future financing on acceptable terms and our liquidity in general. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt servicing and capital expenditures for the foreseeable future, if our operating results worsen significantly and our cash flow or capital resources prove inadequate or we do not meet our financial debt covenants, we could potentially face liquidity problems that could adversely affect our results of operations and financial condition.

Due to the geographic concentration of the hotels in our system, our results of operations and financial condition are subject to fluctuations in regional economic conditions.

Of the 47 hotels in our system at December 31, 2008, 35 are located in Oregon, Washington, Idaho and Montana. Our results of operations and financial condition may be significantly affected by the economy of the Pacific Northwest, which is dependent in large part on a limited number of major industries, including agriculture, tourism, technology, timber and aerospace. These industries may be affected by:

•	The rate of national and local unemployment;

•	The relative strength of national and local economies; and

•	Changes in governmental regulations and economic conditions.

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

Our operating results are subject to conditions affecting the lodging industry.

Our revenues and operating results may be adversely impacted by a number of factors, including but not limited to:

•	Decreases in demand for transient rooms and related lodging services, including a reduction in business travel as a result of general economic conditions;

•	Changes in travel patterns, extreme weather conditions and cancellation of or changes in events scheduled to occur in our markets;

•	The attractiveness of our hotels to consumers and competition from other hotels;

•	The need to periodically repair and renovate the hotels in our system;

•	The lack of availability of capital to allow us to fund renovations and investments;

•	The quality, philosophy and performance of the employees of our hotels;

•	Increases in transportation and fuel costs, the financial condition of the airline industry and the impact on air travel;

•	Increases in operating costs, due to inflation and other factors such as minimum wage requirements, overtime, healthcare, working conditions, work permit requirements and other labor-related costs, energy prices, insurance and property taxes, as well as increases in construction or associated renovation costs;

•	Regulations and changes therein relating to the preparation and sale of food and beverages, liquor service and health and safety of premises;

•	Impact of war, actual or threatened terrorist attacks, heightened security measures and other national, regional or international political and geopolitical conditions;

•	Travelers’ fears of exposure to contagious diseases;

•	The impact of internet intermediaries on pricing;

•	Oversupply of hotel rooms in markets in which we operate;

•	Restrictive changes in zoning and similar land use laws and regulations, or in health, safety and environmental laws, rules and regulations;

•	Possible requirements to make substantial modifications to our hotels to comply with the Americans with Disabilities Act of 1990 or other governmental or regulatory actions; and

•	The financial condition of third-party property owners and franchisees, which may impact their ability to fund amounts required for renovations as required under franchise agreements.

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

We have incurred debt financing and may incur increased indebtedness in connection with potential acquisitions in the future, capital expenditures or for other corporate purposes.

A substantial portion of our outstanding indebtedness is secured by individual properties. Neither our Articles of Incorporation nor our Bylaws limit the amount of indebtedness that we may incur. Subject to limitations in our debt instruments, we may incur additional debt in the future to finance potential acquisitions and renovations and for general corporate purposes. Accordingly, we could become highly leveraged, resulting in an increase in debt service that could adversely affect our operating cash flow. Our continuing indebtedness could increase our vulnerability to general economic and lodging industry conditions, including increases in interest rates, and could impair our ability to obtain additional financing in the future and to take advantage of significant business opportunities that may arise. Our indebtedness is, and will likely continue to be, secured by mortgages on our owned hotels. If we are not able to meet our debt service obligations, we risk the loss of some or all of our assets, including our hotels, to foreclosure.

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

Our business is capital intensive and any potential acquisition, development, redevelopment and renovation projects might be more costly than we anticipate.

We are committed to keeping our properties well maintained and attractive to our customers in order to enhance our competitiveness within the industry. This creates an ongoing need for cash, and to the extent we or owners of any of our franchisees cannot fund expenditures from cash generated from operations, funds must be borrowed or otherwise obtained. Hotel redevelopment, renovation and new project development are subject to a number of risks, including:

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

In September 2006, we entered into a $50 million revolving credit facility that includes customary affirmative and negative covenants, the most restrictive of which are financial covenants dealing with leverage, interest coverage and debt service coverage. At December 31, 2008, we had $36.0 million outstanding under the facility and were in compliance with our covenants. We also have one variable rate property note on our Red Lion Bellevue location, with a balance of $13.8 million at December 31, 2008. This note has restrictive covenants that mirror those of our credit facility. There is no assurance that we will be able to comply with such requirements in the future. Any failure to do so could result in a demand for immediate repayment of our obligations under the credit facility and any other indebtedness for which such failure or repayment demand constitutes an event of default, which would adversely affect our results of operation and financial condition, and limit our ability to obtain financing. For additional information, see Note 5 of Notes to Consolidated Financial Statements.

We will be required to refinance our credit facility and other debt maturities in 2011, including extension options, and there is no assurance that we will be able to refinance our maturing debt on acceptable terms.

Our revolving credit facility, including extension options, matures in September 2011, which we will be required to repay, refinance or renegotiate the facility prior to that date. Our ability to refinance our credit facility on acceptable terms will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. We also have $26.0 million in other debt maturing in 2011. The availability of funds for new investments and improvement of existing hotels depends in large measure on capital markets and liquidity factors over which we can exert little control. Events over the past several months, including recent failures and near failures of a number of large financial service companies and the contraction of available liquidity and leverage, have impaired the capital markets for hotel and real estate investments. As a result, many current and prospective hotel owners are finding hotel financing on commercially viable terms to be extremely difficult to obtain. There is no assurance that we will be able to obtain additional financing on acceptable terms.

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

We are subject to varying degrees of risk that generally arise from the ownership of real property. Revenue and cash flow from our hotels and other real estate may be adversely affected by, and costs may increase as a result of, changes beyond our control, including but not limited to:

•	Changes in national, regional and local economic conditions;

•	Changes in local real estate market conditions;

•	Increases in interest rates, and other changes in the availability, cost and terms of financing and capital leases;

•	Increases in property and other taxes;

•	The impact of present or future environmental legislation;

•	Adverse changes in other governmental regulations, insurance and zoning laws; and

•	Governmental entities, or entities involved with governmental authority, have the right to take real property in certain circumstances. Specifically, in Bellevue, Washington, a proposal to expand light rail in that community could in the future result in taking of our hotel in that city. While we may oppose such actions, if one or more of our hotels were taken through the eminent domain process, we might not receive compensation that we believe is commensurate with the fair value of the property, and in addition, we may lose business presence in that market.

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

Some of our hotel rooms may be booked through third-party travel websites such as Priceline.com, Travelocity.com and Expedia.com. As internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. We believe that these internet intermediaries hope that consumers will eventually develop brand loyalties to their reservation systems. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through internet intermediaries increases significantly, our profitability may be adversely affected.

Our hotels may be faced with labor disputes which would harm the operation of our hotels.

We rely heavily on our employees to provide high-quality personal service at our hotels. At certain of our owned and leased hotels, employees are covered by collective bargaining agreements, and it’s possible attempts could be made in the future to unionize our employees at other locations. Any labor dispute or stoppage could harm our ability to provide high-quality personal services, which could reduce occupancy and room revenue, tarnish our reputation and harm our results of operations.

We may have disputes with the owners of the hotels that we manage or franchise.

The nature of our responsibilities under our franchise agreements or any hotel management agreements we may enter into in the future, may, in some instances, be subject to interpretation and may give rise to disagreements. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential franchisees and hotel owners and joint venture partners; however, we may not always be able to do so. Failure to resolve such disagreements may result in franchisees leaving our system of hotels, or possibly result in litigation, arbitration or other legal actions.

Our business is seasonal in nature, and we are likely to experience fluctuations in our results of operations and financial condition.

Our business is seasonal in nature, with the period from May through October generally accounting for the greatest portion of our annual revenues. Therefore, our results for any quarter may not be indicative of the results that may be achieved for the full fiscal year. The seasonal nature of our business increases our vulnerability to risks during this period, including labor force shortages, cash flow problems, economic downturns, poor weather conditions, actual or threatened terrorist attacks and international conflicts. The adverse impact to our revenues would likely be greater as a result of our seasonal business.

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

Failure to maintain the security of internal or customer data could adversely affect us.

Our businesses require collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers, that are entered into, processed by, summarized by and reported by our various information systems and those of our service providers. We also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee and company data is critical to us. Our customers and employees expect that we will adequately protect their personal information, and the regulatory environment surrounding information security and privacy is increasingly demanding. A theft, loss or fraudulent use of customer, employee or company data could adversely impact our reputation and could result in significant remedial and other costs, fines and litigation.

Any failure to protect our trademarks could have a negative impact on the value of our brand names.

The success of our business depends in part upon our continued ability to use our trademarks, increase brand awareness and further develop our brand. We have registered the following trade names and associated trademarks with the U.S. Patent and Trademark Office: Red Lion, WestCoast, Net4Guests, Stay Comfortable and TicketsWest. We have also registered some of these trademarks in Canada and Mexico, and are in the process of obtaining trademark registrations in Asia and Europe. We also own various derivatives of these trademarks that are registered with or have a registration application pending with the U.S. Patent and Trademark Office. We cannot be assured that the measures we have taken to protect our trademarks will be adequate to prevent imitation of our trademarks by others. The unauthorized reproduction of our trademarks could diminish the value of our brand and its market acceptance, competitive advantages or goodwill, which could adversely affect our business.

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

As of December 31, 2008, there were 15 hotels in our system that were owned by others and operated under franchise agreements. Franchise agreements generally specify a fixed term and contain various early termination provisions, such as the right to terminate upon notice by paying us a termination fee. We cannot assure shareholders that these agreements will be renewed, or that they will not be terminated prior to the end of their respective terms.

All franchised hotels were required to meet Red Lion upscale brand standards by the end of 2007. The majority of hotels met the standards by the end of 2007, while some are still in the process of completing renovations. We believe as of December 31, 2008, all but two of our current franchisees are either in full compliance with our enhanced brand standards or making sufficient progress. Subsequent to December 31, 2008, one of those franchisees — located in Winnemucca, Nevada — had its franchise agreement expire and it was not renewed. That hotel has since left our system. We are monitoring the work of the other franchisees and will terminate hotels for non-compliance if satisfactory progress does not continue. If these or other franchise agreements are not renewed, or are terminated prior to the expiration of their respective terms, the resulting decrease in revenue and loss of market penetration could have an adverse effect on our results of operations and financial condition.

If any hotel acquisitions fail to perform in accordance with our expectations or if we are unable to effectively integrate new hotels into our operations, our results of operations and financial condition may suffer.

Based on our experience, newly acquired, developed or converted hotels typically begin with lower occupancy and room rates, thereby resulting in lower revenue. Any future expansion within our existing markets could adversely affect the financial performance of our hotels in those markets and, as a result, negatively impact our overall results of operations. Potential expansion into new markets may also present operating and marketing challenges that are different from those we currently encounter in our existing markets. Our inability to anticipate all of the changing demands that expanding operations will potentially impose on our management and management information and reservation systems, or our failure to quickly adapt our systems and procedures to any new markets could result in lost revenue and increased expenses and otherwise have an adverse effect on our results of operations and financial condition.

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

We place substantial reliance on the lodging industry experience and the institutional knowledge of members of our senior management team. We compete for qualified personnel against companies with greater financial resources than ours, and the loss of the services of one or more of these individuals could hinder our ability to effectively manage our business. Finding suitable replacements for senior management and other key employees could be difficult, and there can be no assurance we will continue to be successful in retaining or attracting qualified personnel in the future. We do not carry key person insurance on any of our senior management team.

The market price for our common stock may be volatile.

The stock market has experienced and may in the future experience extreme volatility that has often been unrelated to the operating performance of particular companies. Many factors could cause the market price of our common stock to rise or fall, including but not limited to:

•	Changes in general economic conditions, such as the current recession, and subsequent fluctuations in stock market prices and volumes;

•	Changes in financial estimates, expectations of future financial performance or recommendations by analysts;

•	Changes in market valuations of companies in the hospitality industry;

•	Actual or anticipated variations in our quarterly results of operations;

•	Issuances of common stock or other securities in the future; and

•	Announcements by us or our competitors of acquisitions, investments or strategic alliances.

The unsolicited proposal from Columbia Pacific Opportunity Fund LP may create uncertainty that may adversely impact our business.

In June 2008, we received an unsolicited, non-binding and conditional preliminary indication of interest proposal from Columbia Pacific Opportunity Fund, LP (“Columbia Pacific”) to acquire all of our outstanding shares of common stock. Our board of directors, consistent with its fiduciary duties and in consultation with its financial and legal advisors, carefully evaluated this indication of interest. The board of directors retained an outside investment banking firm to assist it in evaluating strategic options for maximizing our shareholder value and we entered into several confidentiality agreements with third parties, including Columbia Pacific, in connection with that effort.

In October 2008, we announced that we had concluded the strategic options review process having received no definitive proposals from any third parties, and that Columbia Pacific had withdrawn its previous indication of interest.

The fact that we engaged in a publicly-announced review of strategic options and the fact that such review did not result in a transaction may create uncertainty regarding our company’s future that may adversely impact our business, including but not limited to our ability to attract new franchisees to the Red Lion brand and our ability to retain and attract employees.

Washington law and our governing corporate documents contain provisions that could deter takeover attempts.

Our company is incorporated in the state of Washington and subject to Washington state law. Some provisions of Washington state law could interfere with or restrict takeover bids or other change-in-control events affecting us. For example, one statutory provision prohibits us, except under specified circumstances, from engaging in any significant business transaction, such as a merger, with any shareholder who owns 10% or more of our common stock (which shareholder, under the statute, would be considered an “acquiring person”) for a period of five years following the time that such shareholder becomes an acquiring person. In addition, our board of directors has implemented a shareholder rights plan that automatically dilutes any acquirer of 20% or more of our common stock that does not obtain board approval for such acquisition. Subject to extension, the rights plan will continue in effect until February 1, 2011, unless earlier redeemed or amended.

Due to the shareholdings of our Chairman, together with other members of the Barbieri family, we may be limited in our ability to undertake transactions requiring shareholder approval.

As of December 31, 2008, Donald K. Barbieri, our Chairman of the Board, had sole voting and investment power with respect to 5.3% of our outstanding shares of common stock. River Run Ventures, LLC, a Washington limited liability company of which Mr. Barbieri is a member and as a member shares voting and dispositive power with respect to the shares, held 0.4% of our outstanding shares of common stock. Heather Barbieri, his ex-spouse, had sole voting and investment power with respect to 5.4% of our outstanding shares of common stock. Pursuant to a trust agreement, Donald K. Barbieri and Heather Barbieri share voting and investment power with respect to an additional 3.0% of our outstanding shares of common stock. Richard L. Barbieri, who is also a director and a brother of Donald K. Barbieri, beneficially owned 1.2% of our outstanding shares of common stock as of December 31, 2008. In addition, we believe that other members of the Barbieri family who are not directors, executive officers or 5% shareholders individually hold our outstanding common stock. As such, to the extent they are willing and able to act in concert, they may have the ability as a group to substantially influence actions requiring the approval of our shareholders, including a merger or a sale of all of our assets or a transaction that results in a change of control.

The performance of our entertainment division is particularly subject to fluctuations in economic conditions.

Our entertainment division, which comprised 6.4% of our total revenues from continuing operations in 2008, engages in event ticketing and the presentation of various entertainment productions. Our entertainment division is vulnerable to risks associated with changes in general regional and economic conditions, the potential for significant competition and a change in consumer trends, among other risks. In addition, we face the risk that entertainment productions will not tour the regions in which we operate or that such productions will not choose us as a presenter or promoter.

If we are unable to locate lessees for our retail space at our mall, our revenues and cash flow may be adversely affected.

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

Under the Red Lion name as of December 31, 2008, we owned 19 hotels, leased 12, and had franchise arrangements with 15 hotels owned and operated by third parties. We also operate one hotel under a long-term lease that was flagged as independent. This hotel was subsequently repositioned to a Red Lion hotel in January 2009, after substantial renovations to the property were completed. To support our owned, leased and franchised hotels, we provide all the services typical in our industry: marketing, sales, advertising, frequency program, revenue management, procurement, quality assurance, education and training, design and construction management. We maintain and manage our own central reservation call center with links to various travel agent global distribution systems and electronic distribution channels on the internet, including our branded website. The table below reflects our hotel properties and locations, total available rooms per hotel, as well as meeting space availability, as of December 31, 2008.

		Total	Meeting
		Available	Space
Property	Location	Rooms	(sq. ft.)

Red Lion Owned Hotels
Red Lion Hotel Eureka	Eureka, California	175	4,890
Red Lion Hotel Redding	Redding, California	192	6,800
Red Lion Hotel Denver Southeast	Aurora, Colorado	478	25,000
Red Lion Hotel Pocatello	Pocatello, Idaho	150	13,000
Red Lion Templin’s Hotel on the River	Post Falls, Idaho	163	11,000
Red Lion Hotel Canyon Springs	Twin Falls, Idaho	112	5,085
Red Lion Colonial Hotel	Helena, Montana	149	15,500
Red Lion Hotel Salt Lake Downtown	Salt Lake City, Utah	393	12,000
Red Lion Hotel Columbia Center	Kennewick, Washington	162	9,700
Red Lion Hotel Olympia	Olympia, Washington	192	16,500
Red Lion Hotel Pasco	Pasco, Washington	279	17,240
Red Lion Hotel Port Angeles	Port Angeles, Washington	186	3,010
Red Lion Hotel Richland Hanford House	Richland, Washington	149	9,247
Red Lion Bellevue	Bellevue, Washington	181	5,700
Red Lion Hotel on Fifth Avenue	Seattle, Washington	297	13,800
Red Lion Hotel Seattle Airport	Seattle, Washington	144	4,500
Red Lion Hotel at the Park	Spokane, Washington	400	30,000
Red Lion Hotel Yakima Center	Yakima, Washington	156	11,000
Red Lion Kalispell Center	Kalispell, Montana	170	10,500

Owned Hotels (19 properties)		4,128	224,472

Red Lion Leased Hotels
Red Lion Hotel Boise Downtowner	Boise, Idaho	182	8,600
Red Lion Inn Missoula	Missoula, Montana	76	640
Red Lion Inn Astoria	Astoria, Oregon	122	5,118
Red Lion Inn Bend North	Bend, Oregon	75	2,000
Red Lion Hotel Coos Bay	Coos Bay, Oregon	145	5,000
Red Lion Hotel Eugene	Eugene, Oregon	137	5,600
Red Lion Hotel Medford	Medford, Oregon	185	9,552
Red Lion Hotel Pendleton	Pendleton, Oregon	170	9,769
Red Lion Hotel Kelso/Longview	Kelso, Washington	161	8,670
Red Lion River Inn	Spokane, Washington	245	2,800
Red Lion Hotel Vancouver (at the Quay)	Vancouver, Washington	160	14,785
Red Lion Hotel Wenatchee	Wenatchee, Washington	149	7,678

Leased Hotels (12 properties)		1,807	80,212

Other Leased Hotels
Anaheim Maingate(1)	Anaheim, California	310	5,000

Other Leased Hotels (1 property)		310	5,000

		Total	Meeting
		Available	Space
Property	Location	Rooms	(sq. ft.)

Red Lion Franchised Hotels
Red Lion Inn & Suites Victoria	Victoria, BC Canada	85	450
Red Lion Hotel Bakersfield	Bakersfield, California	165	6,139
Red Lion Hotel Denver Central	Denver, Colorado	297	15,206
Red Lion Hotel Lewiston	Lewiston, Idaho	183	12,259
Red Lion Baton Rouge	Baton Rouge, Louisiana	132	5,111
Red Lion Hotel & Casino Elko	Elko, Nevada	222	3,000
Red Lion Hotel & Casino Winnemucca(2)	Winnemucca, Nevada	105	1,271
Red Lion Inn & Suites McMinnville	McMinnville, Oregon	67	1,312
Red Lion Inn Portland Airport	Portland, Oregon	136	3,000
Red Lion Hotel Portland Convention Center	Portland, Oregon	174	6,000
Red Lion Hotel Salem	Salem, Oregon	148	10,000
Red Lion Hotel on the River — Jantzen Beach	Portland, Oregon	318	35,000
Red Lion Hotel Tacoma	Tacoma, Washington	119	750
Red Lion Hotel Idaho Falls	Idaho Falls, Idaho	138	8,800
Red Lion Hotel Sacramento at Arden Village	Sacramento, California	376	19,644

Franchised Hotels (15 properties)		2,665	127,942

Total — All Hotels (47 properties)		8,910	437,626

Total Red Lion Hotels (46 properties)		8,600	432,626

(1)	Represents a hotel acquired in the fourth quarter of 2007 that was repositioned as a Red Lion in January 2009. As of December 31, 2008, this hotel was flagged as an independent.

(2)	Subsequent to December 31, 2008, this franchise agreement expired and was not renewed. Therefore, this hotel will leave our system in 2009.

Owned and Leased Hotels

Owned hotels are those properties which we operate and manage and have ownership of the hotel facility, equipment, personal property, other structures and in most cases, the land. We recognize revenues and expenses on these properties, including depreciation where appropriate.

Leased hotels are those properties which we operate and manage and may have ownership of some or all of the equipment and personal property on site, however, the hotel facility and usually underlying land is occupied under an operating lease from a third party. We recognize revenues and expenses on these properties, including lease expense. The most significant leases, with expiration dates ranging from 2011 to 2024 and having renewal provisions, typically require us to pay fixed monthly rent and variable rent based on a percentage of revenue if certain sales thresholds are reached. In addition, we are responsible for repairs and maintenance, operating expenses and management of operations. For additional information on leases, refer to Note 12 of Notes to Consolidated Financial Statements.

Franchised Hotels

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

At December 31, 2008, our system of hotels included 15 hotels under franchise agreements, representing a total of 2,665 rooms and 127,942 square feet of meeting space. During the first quarter of 2008, the franchised property Red Lion Hotel Baton Rouge (132 rooms) joined the system, and one hotel under a management contract (254 rooms) did not renew its agreement and left our system of hotels. In April 2008, franchise agreements with three hotels expired and were not renewed, representing a total of 301 rooms. In addition, we have terminated franchise agreements with four other properties, including three during the third quarter of 2008 for insufficient progress in completing the required property improvements. Those hotels were the former Red Lion Hotel Modesto (186 rooms), Red Lion Hotel Hillsboro (123 rooms) and Red Lion Hotel Klamath Falls (108 rooms). Subsequent to December 31, 2008, the franchise agreement for the Red Lion Hotel and Casino Winnemucca (105 rooms) expired and was not renewed, and has since left our system of hotels.

Discontinued Operations and Assets Held For Sale

From November 2004 through 2007, we divested non-strategic assets including ten of our owned hotels, certain commercial office buildings and certain other non-core properties including condominium units and certain parcels of excess land. Each of the divestment properties met the criteria to be classified as an asset held for sale. The activities of the hotels and commercial office buildings were considered discontinued operations under generally accepted accounting principles and have been separately disclosed on the consolidated statement of operations, comparative for all periods presented when they existed. Likewise, the assets and liabilities of the business units have been segregated and separately stated on the consolidated balance sheet for all periods presented when they existed. The total of $72.6 million in gross proceeds from the sale of these assets was used primarily to finance a company wide hotel renovation program, to repay debt and for general corporate purposes. For additional information, see Note 19 of Notes to Consolidated Financial Statements. There were no remaining discontinued operations after December 31, 2007.

Other Operations

In addition to the operations discussed above, we maintain a direct ownership interest in a retail mall in Kalispell, Montana which is attached to our Red Lion hotel and have other miscellaneous real estate investments.

Item 3.	Legal Proceedings

At any given time, we are subject to claims and actions incident to the operation of our business. While the outcome of these proceedings cannot be predicted, it is the opinion of management that none of such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 4.	Submission of Matters to a Vote of the Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

Item 4A.	Executive Officers of the Registrant

Set forth below is information regarding our directors, executive officers and certain key employees as of March 2, 2009:

Name	Age	Position

Donald K. Barbieri	63	Chairman of the Board
Richard L. Barbieri	66	Director
Ryland P. “Skip” Davis	68	Director
Jon E. Eliassen	62	Director
Anupam Narayan	55	President, Chief Executive Officer and Director
Peter F. Stanton	52	Director
Ronald R. Taylor	61	Director
George H. Schweitzer	53	Senior Vice President, Hotel Operations
Thomas L. McKeirnan	40	Senior Vice President, General Counsel and Secretary
Anthony F. Dombrowik	38	Senior Vice President, Chief Financial Officer and Principal Financial and Accounting Officer
Jack G. Lucas	56	Vice President and President, TicketsWest

Donald K. Barbieri. Mr. Barbieri has been a director since 1978 and Chairman of the Board since 1996. He served as President and Chief Executive Officer from 1978 until April 2003. Mr. Barbieri joined our company in 1969 and was responsible for its development activities in hotel, entertainment and real estate areas. Mr. Barbieri is a past Trustee of Gonzaga University; Chairman of the Board for the Spokane Regional Chamber of Commerce; served as President of the Spokane Chapter of the Building Owners and Managers Association; as President of the Spokane Regional Convention and Visitors Bureau and as Chairman of the Spokane United Way Campaign. Barbieri chaired the State of Washington’s Quality of Life Task Force. He has served as board Chairman for the Inland Northwest’s largest hospital system, Sacred Heart Medical Center and was founding president of the Physician Hospital Community Organization. He has served three governors on the Washington Economic Development Board and was a candidate for the Fifth District U.S. Congressional Seat from the State of Washington. Mr. Barbieri is the brother of Richard L. Barbieri.

Richard L. Barbieri. Mr. Barbieri has been a director since 1978. From 1994 until he retired in December 2003, he served as our company’s full-time General Counsel, first as Vice President, then Senior Vice President and Executive Vice President. He currently serves on the Board of Neighborcare Health Centers and on the Board of the Pike Market Foundation, both non-profit organizations. From 1978 to 1995, Mr. Barbieri served as legal counsel and Secretary, during which time he was first engaged in the private practice of law at Edwards and Barbieri, a Seattle law firm, and then at Riddell Williams P.S., a Seattle law firm. Mr. Barbieri has also served as chairman of various committees of the Washington State Bar Association and the King County (Washington) Bar Association, and as a member of the governing board of the King County bar association. He also served as Vice Chairman of the Citizens’ Advisory Committee to the Major League Baseball Stadium Public Facilities District in Seattle in 1996 and 1997. Mr. Barbieri is the brother of Donald K. Barbieri.

Ryland P. “Skip” Davis. Mr. Davis has been a director since May 2005. Mr. Davis is the head of Amicus Healthcare Solutions, a management consulting and private equity firm. Prior to that, he was the Chief Executive Officer of Providence Strategic Ventures, a division of Providence Health and Services, the sixth largest Catholic health system in the Unites States. From 1998 to 2007, he served as Chief Executive Officer of Providence Health Care and from 1996 to 1998 as Chief Executive Officer of Sacred Heart Medical Center in Spokane. From 1993 to 1996, Mr. Davis was Senior Vice President for the Hunter Group, a hospital management firm specializing in healthcare consulting and management nationally. From 1988 to 1993, he was Chairman and CEO of Synergos Neurological Centers, Inc., in Santa Ana and Sacramento, California. From 1987 to 1988, he was President of Diversified Health Group, Inc., of Sacramento. From 1982 to 1987, he worked for American Health Group International as President and CEO of Amerimed in Burbank, California, and as Executive Vice President of Operations. From 1981 to 1982, he worked for Hospital Affiliates International, as Group Vice President in

Sacramento, and as CEO of Winona Memorial Hospital in Indianapolis, Indiana. From 1972 to 1975, he was Associate Administrator of San Jose Hospital and Health Care Center in San Jose, California and from 1968 to 1971, Assistant Administrator of Alta Bates Hospital in Berkeley, California. He has done numerous private business ventures related to healthcare. Mr. Davis is a Fellow of the American College of Health Care Executives and has published articles in “Modern Healthcare,” “Health Week,” and other business publications regarding healthcare issues and perspectives. Mr. Davis is currently on the Board and is Chair of Greater Spokane Incorporated, on the Boy Scouts of America Inland Northwest Council Board, and a member of the Washington State University Advisory Council.

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

Anupam Narayan. Effective February 11, 2008, Mr. Narayan was appointed President and Chief Executive Officer. Prior to that, Mr. Narayan was our Executive Vice President, Chief Investment Officer and Chief Financial Officer since January 2005. He has been with the company since November 2004, when he was first appointed Executive Vice President and Chief Investment Officer. Mr. Narayan has nearly 25 years of experience in the hospitality industry. From 1998 to March 2004, he served in various capacities as an executive officer of Best Western International Inc., including his most recent position as Senior Vice President, Global Brand Management and Chief Financial Officer and a three-month period as Acting President and Chief Executive Officer during 2002. From 1985 to 1998, Mr. Narayan was employed by Doubletree Corporation and Red Lion Hotels, Inc., serving as Senior Vice President and Treasurer immediately prior to his move to Best Western. He has served on the board of the International Hotel and Restaurant Association and as Chairman of its Chains Council. He currently serves on the American Hotels & Lodging Association CEO Council, as well as the AHLA Government Affairs Council.

Peter F. Stanton. Mr. Stanton has been a director since April 1998. Mr. Stanton has served as the Chief Executive Officer of Washington Trust Bank since 1993 and its Chairman since 1997. Mr. Stanton previously served as President of Washington Trust Bank from 1990 to 2000. Mr. Stanton is also Chief Executive Officer, President and Chairman of the Board of Directors of W.T.B. Financial Corporation (a bank holding company). In addition to serving on numerous state and local civic boards, Mr. Stanton was President of the Washington Bankers Association from 1995 to 1996 and served as Washington state chairman of the American Bankers Association in 1997 and 1998. He currently serves as Chairman of the Advisory Board for the Boy’s and Girl’s Club of Spokane County. Mr. Stanton is also a Trustee of Gonzaga University, is on the Board of Trustees of Greater Spokane Incorporated, as well as on the board of the Inland Northwest Council, Boy Scouts of America.

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

George H. Schweitzer. Mr. Schweitzer has been our Senior Vice President, Hotel Operations since April 2008. Prior to joining our company, Mr. Schweitzer had served as Partner and Executive Vice President of Business Development at Unifocus, a leading global provider of business intelligence applications and performance technology for the hospitality industry, since August 2006. Mr. Schweitzer founded and was President and CEO of LaborSage, Inc., a software and management consulting company focused on labor scheduling solutions for the hospitality industry, from 2001 to 2006, when it was acquired by Unifocus. Before entering the hospitality software industry, Mr. Schweitzer served as President and Chief Operating Officer of VenQuest Hotel Group in Irvine, California. Prior to VenQuest, Mr. Schweitzer held the position of Vice President Operations for Sunstone Hotels and Regional Vice President for Doubletree Hotels. Mr. Schweitzer has worked for over 30 years in the hospitality industry, including a period of nearly 20 years where he served in various positions, including Vice President — Operations, Regional Vice President and General Manager, of various Red Lion hotels.

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

Anthony F. Dombrowik. Since March 2008, Mr. Dombrowik has served as our Senior Vice President, Chief Financial Officer and Principal Financial and Accounting Officer. Prior to that, Mr. Dombrowik was our Senior Vice President, Corporate Controller and Principal Accounting Officer, and has been with Red Lion Hotels Corporations since May 2003. Mr. Dombrowik was previously employed as senior manager at the public accounting firm of BDO Seidman, LLP, where he served as an auditor, certified public accountant and consultant from 1992 to 2003. Mr. Dombrowik’s public accounting practice focused on auditing and consulting for mid-market public companies, with particular attention to consolidations, capital and debt transactions, mergers and acquisitions, and the hospitality industry.

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

(a) Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RLH”. The following table sets forth for the periods indicated the high and low closing sale prices for our common stock on the NYSE:

	High	Low

2008
Fourth Quarter (ended December 31, 2008)	$7.88	$1.97
Third Quarter (ended September 30, 2008)	$8.96	$7.67
Second Quarter (ended June 30, 2008)	$9.69	$6.85
First Quarter (ended March 31, 2008)	$9.90	$7.63
2007
Fourth Quarter (ended December 31, 2007)	$10.80	$9.52
Third Quarter (ended September 30, 2007)	$12.94	$8.87
Second Quarter (ended June 30, 2007)	$13.04	$12.10
First Quarter (ended March 31, 2007)	$12.92	$10.62

(b) The closing sale price of the common stock on the NYSE on March 2, 2009 was $2.89. As of that date, there were approximately 116 shareholders of record of the common stock.

(c) We did not pay any cash dividends on our common stock during the last two fiscal years and do not anticipate paying any in the foreseeable future. Any determination to pay cash dividends in the future will be at the discretion of our board of directors, who periodically review our dividend policy on common shares.

(d) The following table provides information as of December 31, 2008 on plans under which equity securities may be issued to employees, directors or consultants:

	(a)	(b)	(c)
Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity Compensation Plans Approved by Security Holders:
1998 Stock Incentive Plan(1)	793,096	$6.05	—
2006 Stock Incentive Plan	518,059	$9.99	403,289
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	1,311,155	$7.61	403,289

(1)	No further grants will be made under the 1998 Stock Incentive Plan.

(e)	The below graph assumes an investment of $100 in our common stock and depicts its price performance relative to the performance of the Russell 2000 Composite Index and the Standard & Poor’s 500 Hotels, Resorts & Cruise Lines Index, assuming a reinvestment of all dividends. The price performance on the graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

In September 2007, we announced a common stock repurchase program for up to $10 million. During 2007, we repurchased 924,200 shares for an aggregate cost of $9.1 million. During January 2008, we repurchased 93,000 shares for an aggregate cost of $0.9 million, completing that program.

In December 2008, we announced a second common stock repurchase program for up to $10.0 million. Any stock repurchases under the current plan are to be made through open market purchases, block purchases or privately negotiated transactions. The timing and actual number of share repurchases are dependent on several factors including price, corporate and regulatory requirements and other market conditions. During December 2008, we repurchased 303,000 shares at a cost of $0.9 million.

Repurchases during 2008 were as follows:

			Total	Approximate
			Number of	Dollar Value of
	Total		Shares Purchased	Shares That May Yet Be
	Number of	Average	as Part of	Purchased
	Shares	Price Paid	Publicly Announced	Under the Plan
Period	Purchased	Per Share	Plan or Program	or Program

1/1/08 — 1/31/08	93,000	$9.58	1,017,200	n/a
12/1/08 — 12/31/08	303,000	2.95	303,000	$9,106,000

Total	396,000	$4.51	1,320,200	$9,106,000

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. The selected consolidated statement of operations and balance sheet data are derived from our audited consolidated financial statements. The audited consolidated financial statements for certain of these periods are included elsewhere in this annual report. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified in their entirety by, our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this annual report and in prior filings by Red Lion. Operating activities and the balance sheet of continuing operations have been reflected on a comparable basis for all years presented.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Consolidated Statement of Operations Data
Continuing Operations:
Total revenues	$187,570	$186,893	$170,368	$163,053	$161,964
Restructuring expenses	$2,067	$—	$—	$—	$—
Operating expenses(1,2)	$182,771	$171,515	$157,060	$151,604	$150,791
Operating income(2)	$4,799	$15,378	$13,308	$11,449	$11,173
Expense of early extinguishment of debt, net(3)	$—	$—	$5,266	$—	$—
Net income (loss) from continuing operations(2,3)	$(1,704)	$5,231	$(520)	$(977)	$(626)
Net income (loss) from continuing operations applicable to common shareholders(2,3)	$(1,704)	$5,231	$(520)	$(977)	$(1,003)
Earnings (loss) per share applicable to common shareholders before discontinued operations:
Basic and Diluted	$(0.09)	$0.27	$(0.03)	$(0.08)	$(0.08)
Discontinued Operations:
Net gain (loss) on disposal of discontinued business units, net of income tax expense (benefit)(4)	$—	$932	$(133)	$3,747	$(5,770)
Income (loss) from operations of discontinued business units, net of income tax expense or benefit	$—	$(113)	$78	$1,725	$111
Earnings (loss) on discontinued operations:
Basic and Diluted	$—	$0.05	$—	$0.42	$(0.43)
Net Income (Loss)	$(1,704)	$6,050	$(575)	$4,495	$(6,285)
Total Earnings (Loss) per Common Share:
Basic and Diluted(2,3)	$(0.09)	$0.32	$(0.03)	$0.34	$(0.51)
Weighted Average Shares Outstanding:
Basic	18,234	19,134	16,666	13,105	13,049
Diluted	18,234	19,506	16,666	13,105	13,049

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Other Data
EBITDA	$25,657	$34,594	$23,133	$33,570	$18,268
EBITDA from continuing operations(2,3)	$25,657	$33,138	$22,602	$23,189	$22,115
Net cash provided by operating activities	$22,803	$21,230	$18,962	$11,937	$10,889
Net cash used in investing activities	$(53,754)	$(12,491)	$(14,000)	$(4,219)	$(21,876)
Net cash (used in) provided by financing activities	$34,129	$(7,014)	$(5,247)	$(4,025)	$12,777
Consolidated Balance Sheet Data
Working capital(5)	$10,007	$7,559	$10,217	$18,293	$2,322
Assets of discontinued operations	$—	$—	$14,539	$28,041	$68,992
Assets held for sale	$—	$—	$—	$—	$884
Property and equipment, net	$298,496	$260,574	$250,575	$216,605	$216,802
Total assets	$380,772	$344,509	$351,438	$344,083	$364,612
Total long-term debt and capital lease obligation	$116,323	$77,673	$83,005	$118,844	$129,513
Debentures due Red Lion Hotels Capital Trust	$30,825	$30,825	$30,825	$47,423	$47,423
Liabilities of discontinued operations	$—	$—	$4,112	$7,015	$26,650
Long-term debt included with discontinued operations	$—	$—	$3,874	$6,223	$25,441
Total liabilities	$199,400	$162,014	$167,647	$222,836	$248,225
Total stockholders’ equity	$181,372	$182,495	$183,791	$121,247	$116,387

(1)	Operating expenses include all direct segment expenses, depreciation and amortization, gain (loss) on asset disposals, hotel facility and land lease, undistributed corporate expenses and conversion expenses, if any.

(2)	During 2008, we recorded $2.1 million in restructuring expenses, as well as $3.7 million in separation payments pertaining to the retirement of our former President and Chief Executive Officer in February 2008.

(3)	During 2006, we reduced our debt by $59.1 million, some of which resulted in expenses for early extinguishment. For 2006, this line item impacted net income from continuing operations by $3.4 million, EBITDA by $5.3 million and earnings per share by $0.20.

(4)	In 2007, the balance includes a net gain on the sale of a commercial office complex of $1.2 million and a net loss of $0.3 million from the sale of the remaining hotel identified in the November 2004 divestment plan. In 2006, the balance includes a loss on disposition of assets of $0.1 million. In 2005, the balance includes a gain on the sale of seven hotels and an office building of $10.2 million and a non-cash impairment charge of $4.5 million on four hotels. In 2004, the balance includes a non-cash impairment charge of $8.9 million on four hotels.

(5)	Represents current assets less current liabilities, excluding assets and liabilties of discontinued operations and assets held for sale.

The following table details the impact of the $2.1 million in restructuring expenses recorded and $3.7 million charge in separation costs on net loss, loss per share and EBITDA for the year ended 2008 (in thousands, except per share data):

Separation costs	$(3,654)
Restructuring expenses	(2,067)
Income tax benefit	2,031

Impact on net loss	$(3,690)

Impact on EBITDA	$(5,721)

Separation costs	$(0.20)
Restructuring expenses	(0.11)
Income tax benefit	0.11

Impact on loss per share	$(0.20)

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

The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income (loss) for the periods presented:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

EBITDA from continuing operations	$25,657	$33,138	$22,602	$23,189	$22,115
Income tax benefit (expense) — continuing operations	1,202	(2,207)	1,633	904	876
Interest expense — continuing operations	(9,247)	(9,172)	(12,072)	(13,987)	(13,489)
Depreciation and amortization — continuing operations	(19,316)	(16,528)	(12,683)	(11,083)	(10,128)

Net income (loss) from continuing operations	(1,704)	5,231	(520)	(977)	(626)
Income (loss) on discontinued operations	—	819	(55)	5,472	(5,659)

Net income (loss)	$(1,704)	$6,050	$(575)	$4,495	$(6,285)

EBITDA	$25,657	$34,594	$23,133	$33,570	$18,268
Income tax benefit (expense)	1,202	(2,658)	1,663	(2,083)	3,781
Interest expense	(9,247)	(9,331)	(12,263)	(15,386)	(15,507)
Depreciation and amortization	(19,316)	(16,555)	(13,108)	(11,606)	(12,827)

Net income (loss)	$(1,704)	$6,050	$(575)	$4,495	$(6,285)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale and upscale, full service hotels under our proprietary Red Lion brand. Established over 30 years ago, the Red Lion brand is nationally recognized and particularly well known in the western United States, where most of our hotels are located. The Red Lion brand is typically associated with three star full-service hotels.

As of December 31, 2008, our hotel system contained 47 hotels located in nine states and one Canadian province, with 8,910 rooms and 437,626 square feet of meeting space as provided below:

		Available	Space
	Hotels	Rooms	(sq. ft.)

Red Lion Owned and Leased Hotels(1)	31	5,935	304,684
Other Leased Hotel(2)	1	310	5,000
Red Lion Franchised Hotels	15	2,665	127,942

Total	47	8,910	437,626

Total Red Lion Hotels	46	8,600	432,626

(1)	Leased hotels are those properties which we operate and manage and have ownership of some or all of the equipment and personal property on site, however, the hotel facility and the underlying land is subject to an operating lease from a third party. Our lease expiration dates range from 2011 to 2024 and have renewal provisions beyond that.

(2)	Represents a hotel acquired in the fourth quarter of 2007 that was repositioned as a Red Lion in January 2009. As of December 31, 2008, this hotel was flagged as an independent.

Red Lion is about staying comfortable, and that means feeling at home when you’re away from home. Our product and service culture is successful in both large urban and smaller markets. Our hotels strive to reflect the character of the unique local markets in which they operate, while maintaining a consistent experience. We believe our adherence to consistent customer service standards and brand touch-points make guests “Stay Comfortable.” Red Lion hotels have always been known for providing a comfortable lodging experience and real, genuine and sincere service.

We operate in three reportable segments:

•	The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels.

•	The franchise segment is engaged primarily in licensing the Red Lion brand to franchisees and managing hotels for third-party owners. This segment generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners in exchange for the use of our brand and access to our central services programs. These programs include the reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards. It has also historically reflected revenue from management fees charged to the owners of managed hotels. We have not managed any hotels for third parties since January 2008.

•	The entertainment segment derives revenue primarily from ticketing services and promotion and presentation of entertainment productions.

We have historically owned certain commercial real estate. We also have engaged in traditional real estate related services, including developing, managing and acting as a broker for sales and leases of commercial and multi-unit residential properties (collectively referred to as the real estate management business). Together, these operations comprised our real estate segment. Effective April 30, 2006, we divested the real estate management business. In addition, consistent with our strategy of divesting non-core assets, during the fourth quarter of 2006, we listed one of our two remaining wholly-owned commercial real estate properties for sale and have classified its results of operations within discontinued operations for all periods presented. In September 2007, we sold the property for approximately $13.3 million and recognized a pre-tax gain on sale of $1.9 million. There were no remaining discontinued operations after December 31, 2007. For additional information, see Note 19 of Notes to Consolidated Financial Statements.

Our remaining activities, none of which constitutes a reportable segment, have been aggregated into “other,” including the remaining operations of our former real estate segment.

Results of Operations

For the year ended December 31, 2008, net loss was $1.7 million (or $0.09 per share), compared to net income of approximately $6.1 million (or $0.32 per share) in 2007 and a net loss of $0.6 million (or $0.03 per share) in 2006. Current year results were significantly impacted by a $3.7 million charge recorded during the first quarter of 2008 for separation costs ($1.4 million of which was non-cash) associated with the retirement of our former President and Chief Executive Officer in February 2008. In addition, during the fourth quarter of 2008 we recorded $2.1 million in restructuring expenses as the Company implemented a reduction in force and further cost savings in light of the difficult economic environment impacting current year results. The table below summarizes our restructuring expenses and identifies whether the charge was cash or non-cash (in thousands):

Severance charges(1)	$923
Stock based compensation related to separation (non-cash)	269
Intangible and other asset write-offs (non-cash)(2)	875

Total	$2,067

(1)	In October 2008, the Company terminated an employment agreement with an Executive Vice President resulting in an expense of $0.9 million for separation payments and other benefits. Under the terms of the agreement, the unvested portion of the former executive’s 157,900 stock options and 5,549 restricted stock units immediately vested, resulting in expense of $0.3 million during the fourth quarter of 2008.

(2)	Includes a non-cash charge of $0.7 million reducing the carrying value of an intangible asset related to management contracts acquired with the WestCoast and Red Lion brands. Since January 2008, when the last hotel managed by us elected not to renew its management agreement, we have not managed any hotels for third parties.

Revenues for the hotel segment increased 2.6% over 2007 primarily due to the addition of the Red Lion Denver Southeast hotel acquired at the end of May 2008, as well as the full year revenue impact from the Anaheim hotel acquired in October 2007. However, for much of the third and fourth quarter of 2008, Anaheim was under renovation and rooms were out of service. Entertainment and franchise segment revenues were down year-over-year, and depreciation and amortization expense increased 16.9% primarily from the two hotel acquisitions. In total, operating income during 2008 decreased $10.6 million to $4.8 million compared to 2007.

A summary of our consolidated statement of operations is as follows (in thousands, except per share data):

	2008	2007	2006

Total revenue	$187,570	$186,893	$170,368
Operating expenses	182,771	171,515	157,060

Operating income	4,799	15,378	13,308
Other income (expense):
Interest expense	(9,247)	(9,172)	(12,072)
Expense of early extinguishment of debt	—	—	(5,266)
Minority interest in partnerships, net	12	(34)	56
Other income, net	1,530	1,266	1,821

Income (loss) from continuing operations before income taxes	(2,906)	7,438	(2,153)
Income tax expense (benefit)	(1,202)	2,207	(1,633)

Net income (loss) from continuing operations	(1,704)	5,231	(520)
Income (loss) from discontinued operations	—	819	(55)

Net income (loss)	$(1,704)	$6,050	$(575)

Earnings (loss) per share — basic and diluted	$(0.09)	$0.32	$(0.03)

EBITDA	$25,657	$34,594	$23,133
EBITDA from continuing operations	$25,657	$33,138	$22,602

The following table details the impact of the restructuring expenses recorded and $3.7 million charge in separation costs on net loss, loss per share and EBITDA for the year ended 2008 (in thousands, except per share data):

Separation costs	$(3,654)
Restructuring expenses	(2,067)
Income tax benefit	2,031

Impact on net loss	$(3,690)

Impact on EBITDA	$(5,721)

Separation costs	$(0.20)
Restructuring expenses	(0.11)
Income tax benefit	0.11

Impact on loss per share	$(0.20)

Net income during 2007 improved over 2006, a direct result of an increase in hotel segment revenues during 2007 to $166.2 million from $154.8 million in 2006. Operating income increased to $15.4 million during 2007, primarily driven by profitability in the hotels segment due to strong gains in both rate and occupancy at our owned and leased hotels. Positive 2007 operating results were offset by increased depreciation and amortization expense over 2006 from the completed hotel renovations. Included in 2006 results was a $1.0 million gain from the sale of the real estate management business.

Results for 2007 reflect the transition of the Red Lion Hotel Sacramento from a leased hotel to a franchise during July 2007, reducing 2007 revenues compared to 2006 by $4.0 million, partially offset by the addition of $1.3 million in revenues from our Anaheim property added during the fourth quarter of 2007. Net income was also positively affected by lower interest expense from the repayment of approximately $50.0 million in long-term debt during the second and third quarters of 2006, and from the non-recurring expense from the early extinguishment of debt of approximately $5.3 million included in 2006.

Operating income from continuing operations increased 15.6% in 2007 from 2006, reflecting comparative improvements in RevPAR, ADR and occupancy and increased margins from our hotel segment. EBITDA from continuing operations in 2007 increased $10.5 million to $33.1 million, or 46.6%, compared to 2006, which included expense of $5.3 million for the early extinguishment of debt.

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

The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income (loss) for the periods presented:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

EBITDA from continuing operations	$25,657	$33,138	$22,602
Income tax benefit (expense) — continuing operations	1,202	(2,207)	1,633
Interest expense — continuing operations	(9,247)	(9,172)	(12,072)
Depreciation and amortization — continuing operations	(19,316)	(16,528)	(12,683)

Net income (loss) from continuing operations	(1,704)	5,231	(520)
Income (loss) on discontinued operations	—	819	(55)

Net income (loss)	$(1,704)	$6,050	$(575)

EBITDA	$25,657	$34,594	$23,133
Income tax benefit (expense)	1,202	(2,658)	1,663
Interest expense	(9,247)	(9,331)	(12,263)
Depreciation and amortization	(19,316)	(16,555)	(13,108)

Net income (loss)	$(1,704)	$6,050	$(575)

Revenue

A breakdown of revenues from continuing operations is as follows (in thousands, except for percentage changes):

				2008 vs. 2007		2007 vs. 2006
Revenues From Continuing Operations	2008	2007	2006	$ Change	% Change	$ Change	% Change

Hotels:
Room revenue	$117,485	$114,312	$103,677	$3,173	2.8%	$10,635	10.3%
Food and beverage revenue	48,506	48,061	47,517	445	0.9%	544	1.1%
Other hotels revenue	4,561	3,795	3,623	766	20.2%	172	4.7%

Total hotels segment revenue	170,552	166,168	154,817	4,384	2.6%	11,351	7.3%

Franchise and management revenue	1,862	2,756	2,853	(894)	(32.4)%	(97)	(3.4)%
Entertainment revenue	12,016	14,839	10,791	(2,823)	(19.0)%	4,048	37.5%
Other revenue	3,140	3,130	1,907	10	0.3%	1,223	64.1%

Total revenue	$187,570	$186,893	$170,368	$677	0.4%	$16,525	9.7%

2008 Compared to 2007

Revenue from the hotels segment increased $4.4 million, or 2.6%, compared to 2007, primarily due to the addition of revenues contributed by our Anaheim and Denver properties. Comparable revenues year-over-year from these new properties added $9.7 million in 2008. Occupancy during 2008 for our owned and leased hotels on a comparable basis decreased 130 basis points to 61.1% compared to 2007, although rate increased 1.7% to $90.12. RevPAR was essentially flat year-over-year at $55.08 in 2008 compared to $55.33 in 2007. Other hotel revenue increased $0.8 million, or 20.2%, compared to 2007.

In addition to increased revenues from having two additional hotels in our system during 2008, hotel revenue through the third quarter of 2008 was positively impacted by increases in revenues generated from redlion.com, third-party online travel agent bookings and travel agent promotions. Early in 2008, we began to build a strong base foundation of stable, permanent business in several of our hotels, the majority derived from airline crews and other guests delivering a fixed minimum number of rooms per night. However, hotel revenue was impacted by an industry-wide decrease in transient revenues throughout the year, sharply spiking around Labor Day and continuing through the end of the year. Occupancy decreased 450 basis points during the fourth quarter of 2008 compared to the same period in 2007.

Revenue from the franchise segment decreased $0.9 million, or 32.4%, primarily due to fewer franchises in our system during 2008 compared to 2007, and revenues decreased $2.8 million, or 19.0%, in our entertainment segment. Entertainment revenues in 2007 were significantly impacted by a 12-week production of Walt Disney’s The Lion King in Honolulu, Hawaii, that did not recur during 2008. Other segment revenues, consisting primarily of the operations of a mall, remained flat at $3.1 million during both 2008 and 2007.

2007 Compared to 2006

Revenue from the hotels segment increased $11.4 million, or 7.3%, compared to 2006 primarily due to a 10.3% increase in rooms revenue driven by a 6.6% increase in rate and a 310 basis point increase in occupancy. In addition to generally strong demand and a positive reaction to our renovated product, 2007 hotel revenues were also higher than 2006 results due to the displacement of rooms during renovations in 2006, largely completed by the end of the second quarter of 2006. Our mix of business during 2007 included increased room sales generated from on-line promotional activity and concentrated efforts in attracting high-yield contract business, offset by a shift from lower rate volume and contract business. Food and beverage revenue increased $0.5 million, or 1.1%, during 2007 from 2006. In October 2007, we added the Anaheim property and in July 2007 we subleased and franchised the Red Lion Sacramento property. The net impact of these property changes was a decrease in 2007 revenues of $2.7 million.

Revenue from the franchise segment decreased $0.1 million primarily due to fewer franchisees in our system during 2007 compared to 2006. Revenues increased $4.0 million in the entertainment segment, primarily during the fourth quarter of 2007 due to revenues generated from our 12-week production of Walt Disney’s The Lion King in Honolulu, Hawaii. Other segment revenues increased to $3.1 million during 2007 from $1.9 million during 2006, impacted by our 50% increase in ownership of a retail and hotel property during December 2006 and included in consolidation during all of 2007.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, hotel facility and land lease expense, depreciation and amortization, gain or loss on asset dispositions and undistributed corporate expenses. In 2008, they also included restructuring expenses. In the aggregate, operating expenses from continuing operations during 2008 increased $11.3 million over 2007, compared to a $14.5 million increase from 2006 to 2007. A breakdown of our operating expenses is provided in the table below, as well as direct margins by segment for each of the three years ending December 31, 2008:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except for percentages)

Operating Expenses From Continuing Operations
Hotels	$131,214	$127,431	$122,596
Franchise	355	814	808
Entertainment	11,234	12,812	9,109
Other	2,100	2,037	1,866
Depreciation and amortization	19,316	16,528	12,683
Hotel facility and land lease	6,998	6,490	6,449
Gain on asset dispositions, net	(156)	(437)	(1,705)
Separation costs	3,654	—	—
Undistributed corporate expenses	5,989	5,840	5,254
Restructuring expenses	2,067	—	—

Total operating expenses	$182,771	$171,515	$157,060

Hotels revenue — owned(1)	$120,502	$114,364	$104,495
Direct margin(2)	$30,635	$29,520	$24,053
Direct margin%	25.4%	25.8%	23.0%
Hotels revenue — leased	$50,050	$51,804	$50,322
Direct margin(2)	$8,703	$9,217	$8,168
Direct margin%	17.4%	17.8%	16.2%
Franchise and management revenue	$1,862	$2,756	$2,853
Direct margin(2)	$1,507	$1,942	$2,045
Direct margin%	80.9%	70.5%	71.7%
Entertainment revenue	$12,016	$14,839	$10,791
Direct margin(2)	$782	$2,027	$1,682
Direct margin%	6.5%	13.7%	15.6%
Other revenue	$3,140	$3,130	$1,907
Direct margin(2)	$1,040	$1,093	$41
Direct margin%	33.1%	34.9%	2.1%

(1)	Continuing operations only

(2)	Revenues less direct operating expenses.

2008 Compared to 2007

Direct hotel expenses increased 3.0% during 2008 over 2007, compared with a hotel segment revenue increase of 2.6%. The increased expenditures are attributed to the additional rooms in our system from Denver and Anaheim in 2008 compared to 2007. Food and beverage costs decreased $0.2 million, while revenues increased $0.4 million, for a direct operating profit improvement of $0.7 million, or 8.0%. Overall, the segment had a direct profit of $39.3 million compared to $38.7 million in 2007, for a direct operating margin decrease of 25 basis points. Hotel segment costs were also affected by increased promotional and marketing related costs and increased utility costs associated with the addition of new properties into our owned and leased system of hotels.

Direct costs for the franchise segment were reduced by $0.5 million, or 56.4%, with a purposeful decision to scale back activities in 2008. Entertainment direct costs decreased 12.3% to $11.2 million, compared to decreased revenues of 19.0%, primarily from fewer shows and less associated show expense during 2008 compared to 2007. Overall, segment profit from entertainment decreased $1.2 million, attributable to fewer shows and from a slower ticketing market.

Depreciation and amortization increased 16.9% to $19.3 million during 2008 compared to $16.5 million recorded during 2007, directly related to hotel acquisition.

The net gain on asset dispositions reflects the ongoing recognition of deferred gains on a previously sold hotel for which we entered into a long-term lease arrangement, offset by asset disposition losses throughout the year. During 2007, we recorded a loss of $0.3 million on sign dispositions at our hotels that were all replaced as part of renovations.

During the fourth quarter of 2008, we recorded $2.1 million in restructuring expenses as the company implemented a reduction in force and further cost savings in light of the difficult economic environment impacting current year results. Also during 2008, undistributed corporate expenses included a $3.7 million charge for separation costs as discussed above. Other undistributed corporate expense increased $0.1 million due to increased equity compensation expense and increased outside consulting services. Undistributed corporate expenses include general and administrative charges such as corporate payroll, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified to a particular segment are distributed, such as accounting, human resources and information technology, and are included in direct expenses.

2007 Compared to 2006

Direct hotel expenses increased 3.9% during 2007 over 2006, compared with a hotel segment revenue increase of 10.3%. Room related expenses increased $2.3 million, or 7.5%, and food and beverage costs increased $0.3 million, or 0.7%. Results for 2007 reflect the addition of Anaheim during the fourth quarter, and the transition of the Red Lion Hotel Sacramento from an owned/leased hotel to a franchise during July 2007, where we have included operating expenses for seven months as compared to the full year of 2006. Hotel segment costs were also affected by increased reservation, promotional and marketing related costs directly related to the increase in hotel revenue and occupied rooms, increased utility and general maintenance costs and increased payroll and employee benefit related costs. Overall, the hotel segment had a direct profit of $38.7 million during 2007 compared to $32.2 million in 2006, for a direct margin improvement of 250 basis points. Hotel direct margin was 23.3% in 2007 compared to 20.8% in 2006.

Direct costs for the franchise segment remained approximately the same during 2007 compared to 2006. Entertainment costs increased $3.7 million in 2007 over 2006 primarily related to The Lion King production in Honolulu, Hawaii, as well as from a slower ticketing market in some of our regions compared to 2006 and monthly fees that commenced during the second quarter of 2007 associated with the implementation of a new ticketing software platform. Overall, segment profit from entertainment increased $0.3 million, or 20.5%. Other segment expenses increased $0.2 million during 2007, while segment profit grew by $1.1 million during 2007 related to the repurchase of a 50% interest and reconsolidation of the operating results of a retail and hotel property in Kalispell, Montana in December 2006.

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

Interest Expense

Interest expense for the year ended December 31, 2008, remained about the same as 2007 at $9.2 million during both periods. Borrowings increased in 2008 although at lower rates than debt that it replaced during the year. Interest expense for the year ended December 31, 2007, decreased 24.0% to $9.2 million, compared to $12.1 million recorded during 2006, a result of the repayment of over $50 million in debt. Our average pre-tax interest rate on debt during 2008 was 6.0%, compared to 7.8% in 2007 and in 2006.

Other Income (Expense)

Interest income has decreased since 2006 due to generally lower cash balances, offset by $0.3 million received in 2008 from the extension of an option to purchase a hotel currently subleased.

Income Taxes

In 2008, we reported an income tax benefit of $1.2 million compared to a $2.2 million income tax expense in 2007. The experienced rate on pre-tax net income differed from the statutory combined federal and state tax rates primarily due to the utilization of certain incentive tax credits allowed under federal law.

In 2006, we recorded an income tax benefit of $1.6 million. We realized additional taxable income in 2007 compared to 2006, although during 2006, we took advantage of certain tax-free investment income that resulted in the tax benefit during that year. The experienced rate on pre-tax net income differed from the statutory combined federal and state tax rates primarily due to the utilization of certain incentive tax credits allowed under federal law, certain tax free investment income and the tax-free nature of the $1.0 million gain on the divestment from the real estate management business in April 2006.

Discontinued Operations

From November 2004 through September 2007, we divested non-strategic assets including ten of our owned hotels, certain commercial office buildings and certain other non-core properties including condominium units and certain parcels of excess land. The activities of these assets were considered discontinued operations under generally accepted accounting principles and have been separately disclosed on the consolidated statement of operations. Proceeds from the sales were used to finance the company-wide hotel renovation program, the repayment of debt and for general corporate purposes. For additional information, see Note 19 of Notes to Consolidated Financial Statements. There were no remaining discontinued operations after December 31, 2007.

During the second quarter of 2007, we sold the last hotel included in discontinued operations for gross proceeds of $3.9 million. In September 2007, we sold our remaining commercial office complex included in discontinued operations for $13.3 million. During 2007, we recognized a gain on dispositions of $1.4 million, or $0.9 million net of income tax expense. Consolidated earnings from the activities of discontinued operations resulted in income of approximately $0.8 million during 2007.

During 2006, we sold three hotels for approximately $15.8 million in gross proceeds, and recognized a loss on disposition of $0.1 million, net of income tax expense. The net impact on consolidated earnings from the activities of discontinued operations resulted in a loss of $0.1 million in 2006, net of income tax expense.

Liquidity and Capital Resources

We believe that our assets provide us with a stable, positive cash flow and we have the financial flexibility to manage our business. We expect to meet our short-term liquidity needs over the next twelve months using funds generated from operating activities and by existing cash and cash equivalents of $18.2 million at December 31, 2008. In September 2008, we refinanced a 181-room hotel in Bellevue, Washington for $14.0 million, at terms more favorable than the higher-rate $8.2 million loan we paid off. To finance the May 2008 acquisition of the Red Lion Denver Hotel Southeast for $25.3 million, we utilized $23.0 million of our $50 million credit facility. In addition, we borrowed $15.0 million under the facility in December 2008 to fund ongoing hotel renovations and for general corporate purposes. At December 31, 2008, the outstanding balance was $36.0 million at 2.2% interest, the rate of which is a floating rate based upon LIBOR. We have the ability to increase this facility to $100 million, subject to satisfaction of various conditions, including continued compliance with our debt covenants and the furnishing of additional collateral (see Item 1A, Risk Factors “Failure to comply with debt covenants could adversely affect our financial results or condition,” and Note 5 of Notes to Consolidated Financial Statements for additional information surrounding our current debt structure).

A comparative summary of our balance sheets at December 31, 2008 and 2007 is provided below:

	December 31,
	2008	2007

Consolidated balance sheet data (in thousands):
Cash and cash equivalents	$18,222	$15,044
Working capital(1)	$10,007	$7,559
Property and equipment, net	$298,496	$260,574
Total assets	$380,772	$344,509
Total long-term debt	$119,331	$83,220
Debentures due Red Lion Hotels Capital Trust	$30,825	$30,825
Total liabilities	$199,400	$162,014
Total stockholders’ equity	$181,372	$182,495

(1)	Represents current assets less current liabilities.

During 2009, we expect cash expenditures to primarily include the funding of operating activities, interest payments on our outstanding indebtedness and additional capital expenditures to primarily fund renovation costs. We expect to meet our long-term liquidity requirements for future investments and continued hotel and other various capital improvements through net cash provided by operations, debt or equity issuances.

Operating Activities

Net cash provided by operations during 2008 totaled $22.8 million, a 7.4% improvement over the $21.2 million provided during 2007. Net cash provided by operations during 2006 was $19.0 million. Non-cash income statement expenses including depreciation and amortization, provision for deferred tax and stock based compensation, totaled $21.5 million during 2008 compared to $19.0 million in 2007 and $18.5 million in 2006. The comparative change in working capital during 2008 compared to 2007 was positive by $6.9 million, including changes to restricted cash, receivables, accruals, payables and inventories. Working capital changes in 2007 compared with 2006 were unfavorable by $4.9 million. The changes in accounts payable during 2008 are a reflection of the increase in hotel renovation activity at the end of the period. At December 31, 2008, restricted cash held in escrow for future payments of insurance, property taxes, repairs and other items as required by debt agreements, increased by $0.5 million from December 31, 2007, compared to a decrease of $1.7 million reported in 2007.

Cash provided by operations in 2007 included the receipt of $3.0 million in deferred lease income as part of the sublease agreement for the Red Lion Hotel Sacramento that is being recognized over the life of the sublease agreement.

Investing Activities

Net cash used in investing activities totaled $53.8 million during 2008 compared to $12.5 million used in 2007. Included in current year activity is the purchase of the Red Lion Hotel Denver Southeast in May 2008 for $25.3 million and renovation expenditures at several locations, primarily in Anaheim. Not including the purchase of the hotel in Denver, or the $8.3 million paid in October 2007 for the purchase of our Anaheim location, additions to property and equipment increased to $31.1 million in 2008 from 2007. Of the $31.1 million, $17.9 million was used for renovation activities. Total capital expenditures in 2006 were $34.9 million. We utilized $2.2 million of restricted cash included in other assets during 2008 to fulfill our commitment to reimburse up to $3.0 million in tenant improvements at the Red Lion Hotel Sacramento in connection with its July 2007 sublease. During the first quarter of 2008, we also received approximately $0.5 million for a worker’s compensation premium reimbursement and from the payoff of a long-term receivable.

During 2009, we plan to scale back our capital expenditures to essential investments in maintenance, technology and hotel improvement projects. These investments include completing the renovation of the Anaheim hotel and the remodel of the Denver Southeast hotel. Capital expenditures in 2009 are expected to be $20.0 million. Excluding the investments at the Anaheim and Denver locations, capital expenditures are expected to be approximately $10.0 million. We may further reduce our level of capital spending as appropriate to match our needs.

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

Financing Activities

Net financing activities provided cash of approximately $34.1 million during 2008, compared to cash used in 2007 and 2006 of $7.0 million and $5.2 million, respectively. During 2008, we borrowed $38.0 million under our $50 million credit facility to finance the acquisition of the hotel in Denver, to fund ongoing renovations and for general corporate purposes. In addition, we closed on a $14.0 million loan in September 2008 collateralized by a 181-room hotel in Bellevue, Washington, $8.2 million of which was used to pay off existing higher-rate debt. In addition to this payoff, $5.8 million of scheduled principal payments on long-term debt were made during 2008, compared to $2.5 million paid in 2007. During 2008, we also repaid $2.0 million of the $23.0 million drawn on our credit facility in May 2008. In June 2007, we borrowed $3.9 million that was later assumed by the buyers of the commercial office complex sold in September of that year.

In December 2008, we announced a common stock repurchase program for up to $10 million through open market purchases, block purchases or privately negotiated transactions, subject to certain conditions. During December 2008, we repurchased 303,000 shares at a cost of $0.9 million. This current program is in addition to the one announced in September 2007 for up to $10 million that was completed in January 2008. During January 2008, we repurchased 93,000 shares for an aggregate cost of $0.9 million. During the fourth quarter of 2007, we had repurchased 924,200 shares at a cost of $9.1 million.

In 2006, we generated proceeds of $60.4 million through a common stock offering of 5.8 million shares, which was offset by repayment of debentures totaling $17.4 million including expense of early extinguishment, defeasance of $33.4 million under a term note, $4.7 million of defeasance costs, repayment of debt on a sold property of $1.9 million and scheduled principal payments of $3.4 million. Net financing activities during the 2007 and 2006 periods benefited from the exercise by employees of stock options resulting in proceeds to the company of $0.5 million and $0.7 million, respectively, during the comparative periods. No options were exercised during 2008.

At December 31, 2008, we had total debt obligations of $150.2 million. Included within outstanding debt are debentures due to the Red Lion Hotels Capital Trust of $30.8 million, which are uncollateralized and due to the trust in 2044 at a fixed rate of 9.5%. Our $50 million credit facility is secured by our Seattle Red Lion Hotel on Fifth Avenue property and is renewable through September 2011, under the current terms. The facility has certain restricted covenants and we remain in compliance with them at the end of 2008. We also have one variable rate property note on our Red Lion Bellevue location, with a balance of $13.8 million at December 31, 2008. This note has restrictive covenants that mirror those of our credit facility. The variable interest rate was 2.2% at December 31, 2008, and is due in 2013. The remaining debt of $69.5 million consists of 13 notes collateralized by specific properties, with fixed interest rates that range from 5.9% to 8.1%. These 13 notes mature beginning in 2011 through 2013.

Of the $150.2 million in total debt obligations, three pools of cross securitized debt exist: (i) one consisting of five properties with total borrowings of $20.6 million; (ii) a second consisting of two properties with total borrowings of $18.5 million; and (iii) a third consisting of four properties with total borrowings of $23.0 million. Each pool of securitized debt and the other collateralized hotel borrowings include defeasance provisions for early repayment.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2008 (in thousands):

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt(1)	$142,482	$9,373	$76,044	$57,065	$—
Operating leases(2)	61,615	7,097	12,975	10,022	31,521
Service agreements	1,100	275	550	275	—
Debentures due Red Lion Hotels Capital Trust(1)	133,805	2,928	5,857	5,857	119,163

Total contractual obligations(3)	$339,002	$19,673	$95,426	$73,219	$150,684

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)	Operating lease amounts are net of estimated sublease income of $11.9 million annually.

(3)	With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.

In 2001, we assumed a master lease agreement for 17 hotel properties, including 12 which were part of the Red Lion acquisition. Subsequently, we entered into an agreement with Doubletree DTWC Corporation whereby Doubletree DTWC Corporation is subleasing five of these hotel properties from Red Lion. The master lease agreement requires minimum monthly payments of $1.3 million plus contingent rents based on gross receipts from the 17 hotels, of which approximately $0.8 million per month is paid by a sub-lease tenant. The lease agreement expires in December 2020, although we have the option to extend the term on a hotel-by-hotel basis for three additional five-year terms.

In July 2007, we entered into an agreement to sublease the Red Lion Hotel Sacramento to a third party with an initial lease term expiring in 2020. In connection with the sublease agreement, we received deferred lease income of $3.0 million, which will be amortized over the life of the sublease agreement. The sublease agreement provides for annual rent payments of $1.4 million, which we have netted against lease amounts payable by us in computing the operating lease amounts shown in the above table. As part of the agreement, we committed to reimburse the tenant for up to $3.0 million in tenant improvements that had been spent at December 31, 2008.

In October 2007, we completed an acquisition of a 100-year (including extension periods) leasehold interest in a hotel in Anaheim, California for $8.3 million, including costs of acquisition. As required under the terms of the leasehold agreement, we will pay $1.8 million per year in lease payments through April 2011. At our option, we are entitled to extend the initial five-year term of the lease for up to 19 additional terms of five years each, with increases in lease payments tied directly to the Consumer Price Index. Beyond the monthly payments through April 2011, we have not included any additional potential future lease commitment related to the Anaheim property in the table above.

In May 2008, we completed an acquisition of a hotel in Denver, Colorado. In connection with the purchase agreement, we assumed an office lease used by guests contracted to stay at the hotel for approximately $0.6 million annually. As part of this contract business, we are reimbursed the entire lease expense amount. The lease expires in August 2012, the expense of which has been included in the table above.

Off-balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet arrangements, as defined by SEC regulations, that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Matters

Franchise and Management Contracts

At December 31, 2008, our system of hotels included 15 hotels under franchise agreements, representing a total of 2,665 rooms and 127,942 square feet of meeting space. During the first quarter of 2008, the franchised property Red Lion Hotel Baton Rouge (132 rooms) joined the system, and one hotel under a management contract (254 rooms) did not renew its agreement and left our system of hotels. In April 2008, franchise agreements with three hotels expired and were not renewed, representing a total of 301 rooms. In addition, we terminated franchise agreements with four other properties, including three during the third quarter of 2008 for insufficient progress in completing the required property improvements. Those hotels were the former Red Lion Hotel Modesto (186 rooms), Red Lion Hotel Hillsboro (123 rooms) and Red Lion Hotel Klamath Falls (108 rooms). Subsequent to December 31, 2008, a franchise agreement for the Red Lion Hotel and Casino Winnemucca (105 rooms) expired and was not renewed, and has since left our system of hotels.

Seasonality

Our business is subject to seasonal fluctuations, with more revenues and profits realized from May through October than during the rest of the year. During 2008, revenues during the second and third quarters approximated 26.6% and 30.3%, respectively, of total revenues for the year, compared to revenues of 21.1% and 22.0% of total revenues during the first and fourth quarters.

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

•	Franchise — Fees received in connection with the franchise of our brand names and management fees we earn from managing third-party owned hotels. Franchise and management revenues are recognized as earned in accordance with the contractual terms of the franchise or management agreements.

•	Entertainment — Computerized event ticketing services and promotion of Broadway style shows and other special events. Where we act as an agent and receive a net fee or commission, it is recognized as revenue in the period the services are performed. When we are the promoter of an event and are at-risk for the production, revenues and expenses are recorded in the period of the event performance.

•	Other — Primarily from rental income received from our direct ownership interest in a retail mall in Kalispell, Montana that is attached to our Red Lion hotel.

We review the ability to collect individual accounts receivable on a routine basis. We record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible and amounts that are past due beyond a certain date. A receivable is written off against the allowance for doubtful accounts if collection attempts fail. Our estimate of the allowance for doubtful accounts is impacted by, among other things, national and regional economic conditions.

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

Intangible Assets

Our intangible assets include brands and goodwill which we account for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” We do not amortize our brands and goodwill. Instead, we test for impairment annually or more frequently as events or circumstances indicate the carrying amount of an asset may not be recoverable. Our goodwill and other intangible asset impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit, subject to the same general assumptions discussed above for long-lived assets. At December 31, 2008 and 2007, our recorded goodwill and other intangible assets not subject to amortization remained unchanged at $28.0 million. While we have not recognized an impairment loss since we originally recorded goodwill, changes in our estimates and assumptions could affect, potentially materially, our financial condition or results of operations in the future. The financial and credit market volatility directly impacts fair value measurement through our company’s estimated weighted average cost of capital used to determine discount rate, and through our common stock price that is used to determine market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend.

Our other intangible assets include management, marketing and lease contracts, the value of which is amortized on a straight-line basis over the weighted average life of the agreements and totaled $10.4 million and $11.6 million, respectively, at December 31, 2008 and 2007. The assessment of these contracts requires us to make certain judgments, including estimated future cash flow from the applicable properties. During the fourth quarter of 2008, we recorded a non-cash charge of $0.9 million to reduce the carrying value of intangible assets, primarily related to management contracts acquired with the WestCoast and Red Lion brands. Since January 2008, when the last hotel managed by us elected not to renew its management agreement, we have not managed any hotels for third parties.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements itself. However, this statement applies under other accounting pronouncements that require or permit fair value measurements and may therefore change current practice if an alternative measure of fair value has been used. SFAS No. 157 applies an exchange price notion for fair value consistent with previously preferred practice, with a focus on exit price and market-based measurements as compared to entry price and entity-specific measurements. SFAS No. 157 became effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a proposed staff position (“FSP”) FAS 157-2, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP.

Effective January 1, 2008, we adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. We do not use derivative instruments, nor do we hold or issue financial instruments for the purpose of trading. Our financial instruments currently consist of cash and cash equivalents, restricted cash, accounts receivable, current liabilities and debt obligations. The carrying amounts for cash and cash equivalents, current investments, accounts receivable, current liabilities and variable rate long-term debt are reasonable estimates of their fair values. Therefore, we experienced no impact on the carrying value of any financial asset or liability in 2008 upon adoption. We do not believe the adoption of FSP FAS 157-2, which became effective for us on January 1, 2009, will have a material impact on our consolidated financial statements in relation to our nonfinancial assets and liabilities.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 are effective for annual periods beginning after December 15, 2008, and early adoption is not permitted. The impact of adopting these standards will be limited to business combinations occurring on or after January 1, 2009.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of FSP No. 142-3 to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2008, $100.3 million of our outstanding debt was subject to currently fixed interest rates and is not exposed to market risk from rate changes. During 2008, we borrowed $38.0 million from our revolving credit facility. Outstanding borrowings under the facility accrue interest at rates ranging from 150 to 225 basis points over LIBOR, with an option for base rate loans based upon the federal funds rate or prime rate. At December 31, 2008, $36.0 million was outstanding under the facility at an interest rate of 2.2% based on a 30-day LIBOR plus 1.5%. In September 2008, we closed on a $14.0 million loan that provides for a five-year term and a spread over LIBOR that was 1.75% at December 31, 2008. We do not foresee any significant changes in our exposure to fluctuations in interest rates, although we will continue to manage our exposure to this risk by monitoring available financing alternatives.

The below table summarizes our debt obligations at December 31, 2008 on our consolidated balance sheet (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Long-term debt
Fixed rate	$3,008	$3,172	$25,275	$1,976	$49,900	$—	$119,331	$115,466
Average interest rate							6.0%
Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$14,798
Interest rate							9.5%

Item 8.	Financial Statements and Supplementary Data

See Item 15 of this annual report for certain information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this Item 8.

The following table sets forth supplementary financial data (in thousands except per share amounts) for each quarter for the years ended December 31, 2008 and 2007, derived from our unaudited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements.

	Year Ended December 31,
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2008
Room revenue	$23,549	$32,570	$39,280	$22,086	$117,485
Food and beverage revenue	10,804	13,011	12,643	12,048	48,506
Other hotel revenue	883	1,112	1,549	1,017	4,561

Total hotels segment revenue	35,236	46,693	53,472	35,151	170,552
Franchise revenue	335	445	769	313	1,862
Entertainment revenue	3,211	1,895	1,869	5,041	12,016
Other revenue	777	779	776	808	3,140

Total revenues	$39,559	$49,812	$56,886	$41,313	$187,570

Operating income (loss)	$(5,267)	$5,305	$8,737	$(3,976)	$4,799
Restructuring expenses(1)	$—	$—	$—	$2,067	$2,067
Income (loss) before income tax	$(7,116)	$3,443	$6,826	$(6,059)	$(2,906)
Net income (loss)	$(4,508)	$2,301	$4,435	$(3,932)	$(1,704)
Earnings (loss) per common share — basic	$(0.25)	$0.13	$0.24	$(0.22)	$(0.09)
Earnings (loss) per common share — diluted	$(0.25)	$0.12	$0.24	$(0.22)	$(0.09)
2007
Room revenue	$22,655	$31,238	$36,851	$23,568	$114,312
Food and beverage revenue	10,962	12,706	12,007	12,386	48,061
Other hotel revenue	764	895	1,181	955	3,795

Total hotels segment revenue	34,381	44,839	50,039	36,909	166,168
Franchise and management revenue	789	782	701	483	2,756
Entertainment revenue	3,347	2,642	3,030	5,820	14,839
Other revenue	787	731	750	862	3,130

Total revenues	$39,304	$48,994	$54,520	$44,074	$186,893

Operating income (loss) from continuing operations	$(1,265)	$5,811	$10,737	$95	$15,378
Income (loss) from continuing operations before income tax	$(3,186)	$3,772	$8,757	$(1,904)	$7,438
Net income (loss) from continuing operations	$(1,980)	$2,509	$5,799	$(1,097)	$5,231
Net income (loss) from discontinued operations	$(26)	$(311)	$1,306	$(150)	$819
Net income (loss)	$(2,006)	$2,198	$7,105	$(1,247)	$6,050
Earnings (loss) per common share — basic	$(0.10)	$0.11	$0.37	$(0.07)	$0.32
Earnings (loss) per common share — diluted	$(0.10)	$0.11	$0.36	$(0.07)	$0.32

(1)	During 2008, we recorded $2.1 million in restructuring expenses as the company implemented a reduction in force and further cost savings in light of the difficult economic environment. The $2.1 million consisted primarily of $0.9 million in separation payments and other benefits upon the termination of an employment agreement with an Executive Vice President, as well as a $0.7 million reduction in the carrying value of an intangible assets related to management contracts acquired with the WestCoast and Red Lion brands.

Financial Statements

The 2008 Consolidated Financial Statements of Red Lion Hotels Corporation are
presented on pages 50 to 77 of this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Red Lion Hotels Corporation
Spokane, Washington

We have audited the accompanying consolidated balance sheets of Red Lion Hotels Corporation as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Lion Hotels Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Red Lion Hotels Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2009, expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP
BDO Seidman, LLP

Spokane, Washington
March 12, 2009

RED LION HOTELS CORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$18,222	$15,044
Restricted cash	3,890	4,439
Accounts receivable, net	11,337	10,330
Inventories	1,375	1,416
Prepaid expenses and other	2,574	3,352

Total current assets	37,398	34,581

Property and equipment, net	298,496	260,574
Goodwill	28,042	28,042
Intangible assets, net	10,376	11,582
Other assets, net	6,460	9,730

Total assets	$380,772	$344,509

LIABILITIES
Current liabilities:
Accounts payable	$10,990	$4,189
Accrued payroll and related benefits	4,925	6,166
Accrued interest payable	314	356
Advance deposits	398	345
Other accrued expenses	7,756	10,419
Long-term debt, due within one year	3,008	5,547

Total current liabilities	27,391	27,022

Revolving credit facility	36,000	—
Long-term debt, due after one year	80,323	77,673
Deferred income	8,476	9,169
Deferred income taxes	16,366	17,294
Minority interest in partnerships	19	31
Debentures due Red Lion Hotels Capital Trust	30,825	30,825

Total liabilities	199,400	162,014

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock — 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock — 50,000,000 shares authorized; $0.01 par value; 17,977,205 and 18,312,756 shares issued and outstanding	180	183
Additional paid-in capital, common stock	141,137	140,553
Retained earnings	40,055	41,759

Total stockholders’ equity	181,372	182,495

Total liabilities and stockholders’ equity	$380,772	$344,509

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands, except per share data)

Revenue:
Hotels	$170,552	$166,168	$154,817
Franchise	1,862	2,756	2,853
Entertainment	12,016	14,839	10,791
Other	3,140	3,130	1,907

Total revenues	187,570	186,893	170,368

Operating expenses:
Hotels	131,214	127,431	122,596
Franchise	355	814	808
Entertainment	11,234	12,812	9,109
Other	2,100	2,037	1,866
Depreciation and amortization	19,316	16,528	12,683
Hotel facility and land lease	6,998	6,490	6,449
Gain on asset dispositions, net	(156)	(437)	(1,705)
Undistributed corporate expenses	9,643	5,840	5,254
Restructuring expenses	2,067	—	—

Total expenses	182,771	171,515	157,060

Operating income	4,799	15,378	13,308
Other income (expense):
Interest expense	(9,247)	(9,172)	(12,072)
Expense of early extinguishment of debt, net	—	—	(5,266)
Minority interest in partnerships, net	12	(34)	56
Other income, net	1,530	1,266	1,821

Income (loss) from continuing operations before income taxes	(2,906)	7,438	(2,153)
Income tax (benefit) expense	(1,202)	2,207	(1,633)

Net income (loss) from continuing operations	(1,704)	5,231	(520)

Discontinued operations:
Income (loss) from operations of discontinued business units, net of income tax (benefit) expense of $(62) and $43, respectively	—	(113)	78
Net gain (loss) on disposal of discontinued business units, net of income tax (benefit) expense of $513 and $(73), respectively	—	932	(133)

Income (loss) from discontinued operations	—	819	(55)

Net income (loss)	$(1,704)	$6,050	$(575)

Earnings (loss) per share:
Basic and Diluted
Net income (loss) from continuing operations	$(0.09)	$0.27	$(0.03)
Income (loss) from discontinued operations	—	0.05	—

Net income (loss)	$(0.09)	$0.32	$(0.03)

Weighted average shares — basic	18,234	19,134	16,666
Weighted average shares — diluted	18,234	19,506	16,666

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008, 2007 and 2006

	Common Stock
			Additional	Retained
	Shares	Amount	Paid-In Capital	Earnings
	(In thousands, except share data)

Balances, January 1, 2006	13,131,282	$131	84,832	$36,284
Net loss	—	—	—	(575)
Stock issued for cash, net of issuance costs	5,845,302	58	60,361	—
Stock issued under employee stock purchase plan	22,400	—	149	—
Stock issued under option plan	60,526	1	367	—
Stock based compensation	9,995	1	700	—
Tax benefits related to exercise of stock options	—	—	340	—
OP Units exchanged for common stock	143,498	1	2,273	—
Stock redeemed for sale of business	(94,311)	(1)	(1,131)	—

Balances, December 31, 2006	19,118,692	$191	$147,891	$35,709
Net income	—	—	—	6,050
Stock redeemed under repurchase plan	(924,200)	(9)	(9,096)	—
Stock issued under employee stock purchase plan	19,246	—	195	—
Stock issued under option plan	81,668	1	489	—
Stock based compensation	17,350	—	899	—
Tax benefits related to exercise of stock options	—	—	175	—

Balances, December 31, 2007	18,312,756	$183	$140,553	$41,759
Net loss	—	—	—	(1,704)
Stock redeemed under repurchase plan	(396,000)	(4)	(1,824)	—
Stock issued under employee stock purchase plan	22,265	—	164	—
Stock based compensation	38,184	1	2,513	—
Tax expense related to expiration of stock options	—	—	(269)	—

Balances, December 31, 2008	17,977,205	$180	$141,137	$40,055

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)

Operating activities:
Net income (loss)	$(1,704)	$6,050	$(575)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,316	16,556	13,108
Gain on disposition of property, equipment and other assets, net	(156)	(437)	(1,704)
(Gain) loss on disposition of discontinued operations, net	—	(1,445)	207
Restructuring expenses (non-cash)	1,144	—	—
Expense of early extinguishment of debt, net	—	—	5,266
Deferred income tax provision (benefit)	(1,197)	3,210	838
Minority interest in partnerships	(12)	34	(57)
Equity in investments	(133)	(40)	(152)
Imputed interest expense	111	212	—
Stock based compensation expense	2,245	901	700
Provision for doubtful accounts	166	53	334
Change in current assets and liabilities:
Restricted cash	549	(1,683)	1,047
Accounts receivable	(947)	(941)	(281)
Inventories	82	133	341
Prepaid expenses and other	786	714	(2,297)
Accounts payable	6,801	(4,889)	1,430
Accrued payroll and related benefits	(1,243)	88	50
Accrued interest payable	(42)	(87)	(241)
Other accrued expenses and advance deposits	(2,963)	2,801	948

Net cash provided by operating activities	22,803	21,230	18,962

Investing activities:
Purchases of property and equipment	(56,377)	(25,509)	(34,851)
Non-current restricted cash for sublease tenant improvements, net	2,151	(2,151)	—
Proceeds from disposition of property and equipment	41	22	34
Proceeds from disposition of discontinued operations	—	7,918	13,155
Proceeds from short-term liquid investments	—	7,635	7,165
Proceeds from (advances to) Red Lion Hotels Capital Trust	(27)	(17)	515
Other, net	458	(389)	(18)

Net cash used in investing activities	(53,754)	(12,491)	(14,000)

Financing activities:
Borrowings on revolving credit facility	38,000	—	—
Repayment of revolving credit facility	(2,000)	—	—
Repayment of long-term debt including expense of early extinguishment	(14,000)	(2,479)	(48,179)
Borrowings on long-term debt	14,000	3,926	—
Common stock redeemed	(1,828)	(9,107)	—
Proceeds from common stock offering	—	—	60,420
Repayment of debentures including expense of early extinguishment	—	—	(17,403)
Proceeds from issuance of common stock under employee stock purchase plan	164	196	150
Proceeds from stock option exercises	—	489	708
Distributions to operating partnership unit holders	—	(8)	—
Additions to deferred financing costs	(207)	(31)	(943)

Net cash provided by (used in) financing activities	34,129	(7,014)	(5,247)

Net change in cash from discontinued operations	—	57	14

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	3,178	1,782	(271)
Cash and cash equivalents at beginning of period	15,044	13,262	13,533

Cash and cash equivalents at end of period	$18,222	$15,044	$13,262

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Interest on long-term debt	$9,777	$9,206	$12,502
Income taxes	$102	$1,100	$1,812
Cash received during periods for:
Income taxes	$978	$2,514	$691
Noncash investing and financing activities:
Tax effect on conversion of equity	$(269)	$175	$—
Exchange of property and equipment for minority interest	$—	$167	$—
Exchange of common stock for minority interest in partnership	$—	$—	$2,273
Exchange of common stock for real estate management business	$—	$—	$1,131

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation (“RLH,” “Red Lion” or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale and upscale, full service hotels under the Red Lion brand. As of December 31, 2008, the Red Lion system of hotels contained 47 hotels located in nine states and one Canadian province, with 8,910 rooms and 437,626 square feet of meeting space. As of that date, the Company operated 32 hotels, of which 19 are wholly-owned and 13 are leased, and franchised 15 hotels that were owned and operated by various third-party franchisees.

In addition to hotel operations, the Company is engaged in entertainment operations, which includes TicketsWest.com, Inc., through which the Company derives revenues from event ticket distribution and promotion and presentation of a variety of entertainment productions. The Company also maintains a direct ownership interest in a retail mall that is attached to one of its hotels and in other miscellaneous real estate investments. Since December 2006, the Company has owned 100% of the retail mall and hotel property and has included its results of operation in consolidation. Prior to December 2006, the Company’s 50% tenancy-in-common interest in that property was reflected as an equity method investment.

Historically, the Company owned certain commercial real estate and engaged in traditional real estate related services, including developing, managing and acting as a broker for sales and leases of commercial and multi-unit residential properties (collectively referred to as the real estate management business). Together with commercial retail and office properties the Company owned, these operations comprised the “Real Estate” segment. Effective April 30, 2006, the Company divested the real estate management business. Any former Real Estate segment activities still part of continuing operations have been included within the “Other” segment for all periods presented. During the third quarter of 2007, the Company sold a wholly-owned commercial real estate property recorded as a discontinued operation, as discussed further in Note 19.

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

The financial statements include an equity method investment in a 19.9% owned corporate office building, as well as certain cost method investments in various entities included as other assets, over which the Company does not exercise significant influence. In addition, the Company holds a 3% common interest in Red Lion Hotels Capital Trust (the “Trust”) that is considered a variable interest entity under FIN-46(R) “Consolidation of Variable Interest Entities,” as revised. However, as the Company is not the primary beneficiary of the Trust, it is treated as an equity method investment.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and include all accounts and wholly and majority-owned subsidiaries’ accounts. All significant inter-company transactions and accounts have been eliminated upon consolidation. In addition, certain other amounts disclosed in prior period statements have been reclassified to conform to the current period presentation; however, this reclassification had no effect on net income (loss) or retained earnings as previously reported.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. At times, cash balances at banks and other financial institutions may be in excess of federal insurance limits.

Restricted Cash

In accordance with the Company’s various borrowing arrangements, at December 31, 2008 and 2007, cash of approximately $3.9 million and $4.4 million, respectively, was held in escrow for the future payment of insurance, property taxes, repairs and furniture and fixtures.

Allowance for Doubtful Accounts

The ability to collect individual accounts receivable is reviewed on a routine basis. An allowance for doubtful accounts is recorded based on specifically identified amounts believed to be uncollectible and for those accounts past due beyond a certain date, generally 90 days. If actual collection experience changes, revisions to the allowance may be required and if all attempts to collect a receivable fail, it is recorded against the allowance. The estimate of the allowance for doubtful accounts is impacted by, among other things, national and regional economic conditions.

The following schedule summarizes the activity in the allowance account for trade accounts receivable for the past three years for continuing operations:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Allowance for doubtful accounts, continuing operations
Balance, beginning of year	$286	$434	$342
Additions to allowance	410	83	375
Write-offs, net of recoveries	(216)	(231)	(283)

Balance, end of year	$480	$286	$434

Inventories

Inventories consist primarily of food and beverage products held for sale at the company operated restaurants and guest supplies. Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value.

Property and Equipment

Property and equipment are stated at cost. The cost of improvements that extend the life of property and equipment are capitalized. Interest costs are capitalized as incurred during the construction period for qualifying assets. During 2008 and 2006, the Company capitalized approximately $0.3 million and $0.2 million, respectively. No interest was capitalized in 2007. Repairs and maintenance charges are expensed as incurred.

Depreciation is provided using the straight-line method over the estimated useful life of each asset, which range as follows:

Buildings	25 to 39 years
Equipment	2 to 15 years
Furniture and fixtures	5 to 15 years
Landscaping and improvements	15 years

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation of Long-Lived Assets

Management reviews the carrying value of property, equipment and other long-lived assets at least annually, or upon the occurrence of events or changes in circumstances that indicate the related carrying amounts may not be recoverable. Estimated undiscounted future cash flows are compared with the asset’s current carrying value. Reductions to the carrying value, if necessary, are recorded to the extent the net book value of the asset exceeds the greater of estimated future discounted cash flows or fair value less selling costs, in accordance with SFAS No. 144. No asset impairment charges were recorded during 2008, 2007 or 2006.

Goodwill and Intangible Assets

Goodwill represents the excess of the estimated fair value of the net assets acquired during business combinations over the net tangible and identifiable intangible assets acquired. Goodwill is not amortized.

The Red Lion brand name is an identifiable, indefinite life intangible asset that represents the separable legal right to a trade name acquired in a business combination the Company entered into in 2001. Remaining intangible assets consist primarily of the net amortized cost of lease and franchise contracts acquired in business combinations, including the one in 2001. The costs of these contracts are amortized over the weighted-average remaining term of the related agreements.

The following table summarizes the cost and accumulated amortization of goodwill and other intangible assets (in thousands):

	December 31, 2008			December 31, 2007
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Goodwill	$28,042	n/a	$28,042	$28,042	n/a	$28,042

Intangible assets
Brand name	$6,878	n/a	$6,878	$6,878	n/a	$6,878
Lease contracts	4,332	(1,011)	3,321	4,332	(866)	3,466
Franchise and management contracts(1)	313	(250)	63	4,087	(2,959)	1,128
Trademarks	114	n/a	114	110	n/a	110

Total intangible assets	$11,637	$(1,261)	$10,376	$15,407	$(3,825)	$11,582

(1)	In December 2008, the Company wrote-off a non-cash charge of $0.7 million reducing the net carrying value of an intangible asset related to management contracts acquired with the WestCoast and Red Lion brands. Since January 2008, when the last hotel the Company managed elected not to renew its management agreement, the Company has not managed any hotels for third parties.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to intangible assets was approximately $0.5 million, $0.5 million and $0.8 million during the years ended December 31, 2008, 2007 and 2006, respectively. Estimated amortization expense for intangible assets over the next five years is as follows (in thousands):

Year Ending December 31,	Amount

2009	$176
2010	176
2011	144
2012	144
2013	144

$784

Goodwill and other intangible assets attributable to each of the Company’s business segments at December 31, 2008 and 2007 were as follows (in thousands):

	2008		2007
		Other		Other
	Goodwill	Intangibles	Goodwill	Intangibles

Hotels	$19,530	$7,961	$19,530	$8,103
Franchise	5,351	2,409	5,351	3,473
Entertainment	3,161	6	3,161	6

Total	$28,042	$10,376	$28,042	$11,582

At the Company’s measurement date of October 1, 2008 and at December 31, 2008, the book value of its net assets exceeded the market capitalization of the Company. Goodwill and intangible assets are tested for impairment at least annually, or upon the occurrence of events or changes in circumstances that indicate the associated carrying values may not be recoverable. The Company tests goodwill and its intangible assets for impairment by first comparing the book value of net assets to the fair value of the related operations. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. Fair value is estimated using discounted cash flows of reporting units. Forecasts of future cash flow are based on management’s best estimate of future revenue and operating expenses based primarily on projected rate and occupancy growth, market penetration and current and future economic conditions. In this process, a fair value of goodwill is estimated and compared to its carrying value. Any shortfall of fair value below carrying value would represent the amount of impairment loss. Changes in these forecasts could significantly change the amount of impairment recorded, if any.

In performing this analysis, the financial and credit market volatility directly impacted fair value measurement through the Company’s estimated weighted average cost of capital used to determine discount rate, and through the Company’s common stock price that is used to determine market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short term swing or a longer-term trend. Management performed an annual test of its goodwill and intangible assets as of October 1, 2008 and at December 31, 2008, and concluded that the recorded values were not impaired based on present value discounted cash flows as allowed under SFAS No. 142. The key assumption used in its analysis included that the Company’s hotel assets are still producing operating income and the fair value of its existing assets, based on the company analysis, remains sufficient to support the carrying value of the related assets. If circumstances change, management could conclude that the Company’s goodwill or other intangible assets are impaired. Any resulting impairment would result in the Company recording an impairment loss of all or a portion of the balances provided above, which could have a material adverse impact on the Company’s financial condition and results of operations. Given current market conditions, the Company will continue to monitor the value of its goodwill and intangible assets on a quarterly basis.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets

Other assets primarily include deferred loan fees, straight-line rental income, long-term notes receivable and equity method and cost method investments discussed in Note 1. Deferred loan fees are amortized using the effective interest method over the term of the related loan agreement.

During 2007 and in connection with the sublease of the Red Lion Hotel Sacramento and subsequent long-term franchise agreement as discussed further in Note 12, the Company committed to approximately $3.0 million in tenant improvements that was segregated as long-term restricted cash and included in other assets on the consolidated balance sheet. At December 31, 2008, all $3.0 million had been expended for the tenant improvements.

Cost method investments are carried at their original purchase price, less any impairment recognized to date. Equity method investments are carried at cost, adjusted for the Company’s proportionate share of earnings and any investment disbursements. At both December 31, 2008 and 2007, the Company had a $0.3 million note receivable that bore interest at 7.05% related to its 19.9% owned investment in the Company’s corporate office building. The note is due in February 2011.

Deferred Income

Deferred income includes unamortized gain on the sale or sublease of assets that has been deferred and being amortized into income over time. In connection with the sublease of the Red Lion Hotel Sacramento during 2007 and subsequent long-term franchise, the Company received $3.0 million in consideration that is being amortized over the sublease period as deferred lease revenue. During 2008 and 2007, the Company recognized income of $0.2 million and $0.1 million, respectively, with a remaining balance at December 31, 2008 of $2.7 million that will be amortized through December 2020.

In 2003, the Company sold a hotel to an unrelated party in a sale-operating leaseback transaction. The pre-tax gain on the transaction of approximately $7.0 million was deferred and is being amortized into income over the period of the lease term, which expires in November 2018 and is renewable for three, five-year terms at the Company’s option. During 2008, 2007 and 2006, the Company recognized income of approximately $0.5 million each year for the amortization of the deferred gain. The remaining balance at December 31, 2008, was $4.6 million.

In 2002, the Company sold an 80.1% interest in its corporate office building, retaining a lease of office space and the remaining ownership interest discussed further below in Note 4. A portion of the gain on sale was deferred and is being amortized over the six-year initial lease term, which concluded at December 31, 2007. The Company recognized income of approximately $0.3 million during both 2006 and 2007 for the amortization of the deferred gain.

Income Taxes

Deferred tax assets and liabilities and income tax expenses and benefits are recognized for the expected future income tax consequences of events that have been recognized in the consolidated financial statements. Per SFAS No. 109, “Accounting for Income Taxes,” the deferred tax assets and liabilities are determined based on the temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Certain wholly or partially-owned entities, including RLHLP, do not directly pay income taxes. Instead, their taxable income either flows through to the Company or to the other respective owners of the entities. A valuation allowance against the deferred tax assets has not been established as it’s more likely than not that these assets will be realized.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition and Receivables

Revenue is generally recognized as services are provided. When payments from customers are received before services have been performed, the amount received is recorded as deferred revenue until the service has been completed. The Company recognizes revenue from the following sources:

•	Hotels — Room rental and food and beverage sales from owned and leased hotels. Revenues are recognized when services have been performed, generally at the time of the hotel stay or guest’s visit to the restaurant.

•	Franchise — Fees received in connection with the franchise of the Red Lion brand name as well as termination fees. Franchise revenues are recognized as earned in accordance with the contractual terms of the franchise agreements, while termination fees are recorded as revenues as if the agreements were terminated at that date when the provisions of the franchise agreements provide for receipt of incentive fees upon termination.

•	Entertainment — Computerized event ticketing services and promotion of Broadway-style shows and other special events. Where the Company acts as an agent and receives a net fee or commission, it is recognized as revenue in the period the services are performed. When the Company is the promoter of an event and is at-risk for the production, revenues and expenses are recorded in the period of the event performance.

•	Other — Primarily from rental income received from the Company’s direct ownership interest in a retail mall in Kalispell, Montana that is attached to a hotel property.

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

Restructuring Expenses

The Company accounts for costs associated with the restructuring of its operations in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” During 2008, the Company recorded restructuring expenses of $2.1 million as it implemented a reduction in work force and further cost savings. The table below summarizes total restructuring expenses (in thousands):

Severance charges(1,2)	$923
Stock based compensation related to separation(1)	269
Intangible and other asset write-offs	875

Total	$2,067

(1)	In October 2008, the Company terminated an employment agreement with an Executive Vice President resulting in an expense of $0.9 million for separation payments and other benefits.

(2)	Includes other severance charges of $0.3 million.

Advertising and Promotion

Costs associated with advertising and promotional efforts are generally expensed as incurred. During the years ended December 31, 2008, 2007 and 2006, the Company incurred approximately $2.0 million, $2.1 million and

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.9 million, respectively, in advertising expense for continuing operations. These amounts are exclusive of advertising and promotion spent by the Red Lion Central Program Fund discussed below.

Central Program Fund

In 2002, the Company established the Central Program Fund (“CPF”) in accordance with the Company’s various domestic franchise agreements. The CPF is responsible for certain advertising services, frequent guest program administration, reservation services, national sales promotions and brand and revenue management services intended to increase sales and enhance the reputation of the Red Lion brand. CPF contributions by company owned and managed hotels and those made by the franchisees, based on the individual franchise agreements, generally total up to 4.5% of room revenue, frequent guest program dues and other services. The net assets and transactions of the CPF are not included in the accompanying financial statements in accordance with SFAS No. 45, “Accounting for Franchise Fee Revenue,” and FIN 46.

The Company can elect to contribute additional funds to the CPF in order to accelerate brand awareness, increase marketing and advertising expense to grow the brand, among other things. These advances are considered a receivable from the CPF and will be recouped as more hotels join the system. For the years ended December 31, 2008, 2007 and 2006, the Company recorded operating expenses of $7.3 million, $7.0 million, and $6.2 million, respectively, based on contributions for the period to the CPF. At December 31, 2008 and 2007, the Company had a net current receivable from the CPF of approximately $1.7 million and $1.5 million, respectively.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share gives effect to all dilutive potential shares that are outstanding during the period and includes outstanding stock options and other outstanding employee equity grants, as well as the effect of minority interests related to operating partnership units of RLHLP (“OP Units”), by increasing the weighted-average number of shares outstanding by their effect. When the Company reports a net loss during the period, basic and diluted earnings (loss) per share is the same.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements itself. However, this statement applies under other accounting pronouncements that require or permit fair value measurements and may therefore change current practice if an alternative measure of fair value has been used. SFAS No. 157 applies an exchange price notion for fair value consistent with previously preferred practice, with a focus on exit price and market-based measurements as compared to entry price and entity-specific measurements. SFAS No. 157 became effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a proposed staff position (“FSP”) FAS 157-2, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2008, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The Company does not use derivative instruments, nor does it hold or issue financial instruments for the purpose of trading. The Company’s financial instruments currently consist of cash and cash equivalents, restricted cash, accounts receivable, current liabilities and debt obligations. The carrying amounts for cash and cash equivalents, current investments, accounts receivable, current liabilities and variable rate long-term debt are reasonable estimates of their fair values. Therefore, the Company experienced no impact on the carrying value of any financial asset or liability in 2008 upon adoption. The Company does not believe the adoption of FSP FAS 157-2, which became effective January 1, 2009, will have a material impact on its consolidated financial statements in relation to its nonfinancial assets and liabilities.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 are effective for annual periods beginning after December 15, 2008, and early adoption is not permitted. The impact of adopting these standards will be limited to business combinations occurring on or after January 1, 2009.

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

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of FSP No. 142-3 will have a material impact on its consolidated financial statements.

3.	Property and Equipment

Property and equipment for continuing operations is summarized as follows (in thousands):

	December 31,	December 31,
	2008	2007

Buildings and equipment	$281,979	$253,905
Furniture and fixtures	39,906	37,557
Landscaping and land improvements	6,753	5,322

	328,638	296,784
Less accumulated depreciation and amortization	(116,148)	(99,605)

	212,490	197,179
Land	66,146	58,928
Construction in progress	19,860	4,467

	$298,496	$260,574

In May 2008, the Company completed the asset acquisition of a 478-room, full service hotel asset in the Denver, Colorado area for $25.3 million.

In October 2007, the Company completed an asset acquisition of a 100-year (including extension periods) leasehold interest in a 310-room hotel in Anaheim, California for $8.3 million, including costs of the acquisition. The property has undergone extensive renovations to guest rooms and public areas in order to reposition the hotel to meet Red Lion brand standards. At the Company’s option, the initial five-year term of the lease may be extended for up to 19 additional terms of five years each. As required under the terms of the assumed leasehold agreement, the Company will pay $1.8 million per year in lease payments through April 2011, to be adjusted every five years based on the terms of the agreement and tied directly to the Consumer Price Index.

4.	Other Investments

Aggregate investments recorded as noncurrent assets on the consolidated balance sheet totaled $1.3 million as of both December 31, 2008 and 2007. During 2008 and 2007, the Company recorded income from investments of $133,000 and $40,000, respectively, with a loss of $152,000 in 2006.

The Company owns a 19.9% partnership interest in its corporate office building as discussed above in Note 1. The Company’s investment balance was approximately $0.7 million as of both December 31, 2008 and 2007.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized unaudited financial information with respect to the office building, on a 100% basis, is as follows (in thousands):

	December 31,
	2008	2007

Current assets	$401	$280
Total assets	$12,169	$12,433
Current liabilities	$130	$129
Total liabilities	$9,372	$9,481
Total equity	$2,797	$2,952
Revenues	$2,031	$2,019
Net income	$108	$40

The Company maintains a 3% common security interest in the Red Lion Hotels Capital Trust (“the Trust”), as discussed below in Note 7, which represents all of the common ownership of the Trust. The Trust is considered a variable interest entity under FIN-46(R) and the Company is not considered its primary beneficiary. At December 31, 2008 and 2007, the Company’s equity method investment in the Trust had a balance of $0.6 million during both periods, after adjusting for trust earnings and operating expenses.

5.	Notes Payable to Bank

In September 2006, the Company entered into a secured revolving credit facility for up to $50 million with a syndication of banks led by Calyon New York Branch. Subject to certain conditions, including continued compliance with debt covenants as discussed below and the provision of additional collateral acceptable to the lenders, the size of the facility may be increased at the Company’s request to up to $100 million. The initial maturity date for the facility is September 13, 2009, and the Company has the right to extend the maturity for two additional one-year terms, which it intends to exercise. Borrowings under the facility may be used to finance acquisitions or capital expenditures, for working capital and for other general corporate purposes. The obligations under the facility are collateralized by a company owned hotel, including a deed of trust and security agreement covering all of its assets, as well as by unsecured guaranties of the Company and certain of its other subsidiaries. In connection with this transaction, the Company paid loan fees and related costs of approximately $0.9 million, which have been deferred and are being amortized over the initial term of the facility.

During the second quarter of 2008, the Company borrowed $23.0 million against its revolving credit facility to purchase the Red Lion Hotel Denver Southeast discussed above in Note 3. The Company borrowed an additional $15.0 million in December 2008 to fund ongoing hotel renovations and for general corporate purposes. Outstanding borrowings under the facility accrue interest at rates ranging from 150 to 225 basis points over LIBOR, with an option for base rate loans based upon the federal funds rate or prime rate. The credit facility requires the Company to comply with certain customary affirmative and negative covenants, the most restrictive of which are financial covenants dealing with leverage, interest coverage and debt service coverage. At December 31, 2008, $36.0 million was outstanding under the facility at an interest rate of 2.2% based on a 30-day LIBOR plus 1.5%, with no amounts outstanding at December 31, 2007. At December 31, 2008 and 2007, the Company was in compliance with all of its covenants.

6.	Long-Term Debt

A summary of long-term debt as of December 31, 2008 and 2007, monthly installment and interest amounts, if applicable, interest rate and maturity date is as provided in the below table (in thousands, except monthly payment amounts). In addition to the debentures discussed in Note 7, the Company has long-term debt consisting of mortgage notes payable and notes and contracts payable, collateralized by real property, equipment and the assignment of certain rental income. The Company has $36.0 million outstanding as of December 31, 2008, on its

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$50 million secured credit facility, as discussed above in Note 5, as well as one variable rate property note with restrictive covenants that mirror those of the credit facility. The $13.8 million outstanding under this note has been included in the following table.

			Last	Last
	Outstanding		Applicable	Applicable		Maturity/
	December 31,		Monthly	Interest		Balloon
	2008	2007	Installment	Rate	Type	Payment Due	Security

Note payable(1)	$13,825	—	$104,611	2.25%	Variable	September 2013	Real Property
Note payable	12,443	12,713	$108,797	8.08%	Fixed	September 2011	Real Property
Note payable	9,325	9,533	$70,839	6.70%	Fixed	July 2013	Real Property
Note payable	8,239	8,422	$62,586	6.70%	Fixed	July 2013	Real Property
Note payable	6,043	6,175	$52,844	8.08%	Fixed	September 2011	Real Property
Note payable	5,432	5,553	$41,265	6.70%	Fixed	July 2013	Real Property
Note payable	5,380	5,497	$46,695	8.00%	Fixed	October 2011	Real Property
Note payable	4,617	4,720	$35,076	6.70%	Fixed	July 2013	Real Property
Note payable	4,492	4,627	$34,353	6.70%	Fixed	July 2013	Real Property
Note payable	3,712	3,795	$28,198	6.70%	Fixed	July 2013	Real Property
Note payable	2,716	2,776	$20,633	6.70%	Fixed	July 2013	Real Property
Note payable	2,716	2,776	$20,633	6.70%	Fixed	July 2013	Real Property
Note payable	2,263	2,314	$17,194	6.70%	Fixed	July 2013	Real Property
Industrial revenue bonds payable	2,128	2,780	$66,560	5.90%	Fixed	October 2011	Real Property
Note payable(2)	—	3,139	$—	7.00%	Fixed	June 2008	Unsecured
Note payable(3)	—	8,400	$74,480	7.42%	Fixed	August 2023	Real Property

Total long-term debt	83,331	83,220
Due within one year	(3,008)	(5,547)

Long-term debt due after one year	$80,323	$77,673

(1)	Interest rate based on 30-day LIBOR, plus 1.75%.

(2)	Paid in June 2008.

(3)	Paid in September 2008.

Contractual maturities for long-term debt outstanding at December 31, 2008, excluding the $36.0 million outstanding under the revolving credit facility discussed above in Note 5, are summarized by year as follows (in thousands):

Year Ending December 31,	Amount

2009	$3,008
2010	3,172
2011	25,275
2012	1,976
2013	49,900

$83,331

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company borrowed all of the proceeds from the offering, including the Company’s original 3% trust common investment of $1.4 million, on the same day through 9.5% debentures that are included as a long-term liability on the consolidated balance sheet. The debentures mature in 2044 and their payment terms mirror the distribution terms of the trust securities. The debenture agreement required the mandatory redemption of 35% of the then-outstanding trust securities at 105% of issued value if the Company completed an offering of common shares with gross proceeds of greater than $50 million. In accordance therewith and in connection with a common stock offering in May 2006, the Company repaid approximately $16.6 million of the debentures due the Trust. The Trust then redeemed 35% of the outstanding trust preferred securities and trust common securities at a price of $26.25 per share, a 5% premium over the issued value of the securities. Of the $16.6 million, approximately $0.5 million was received back by the Company for its trust common securities and was reflected as a reduction of its investment in the Trust. The $0.8 million premium paid to retire the debentures was included on the consolidated statement of operations for the year ended December 31, 2006, as a component of expense of early extinguishment of debt. At December 31, 2008 and 2007, debentures due the Trust totaled $30.8 million.

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

Also in February 2008, the board of directors granted 5,769 restricted shares of common stock and 52,734 options to purchase common stock in connection with the appointment of the Company’s new President, Chief Executive Officer and director. Under the terms of the award, the options and units issued will vest 25% each year for four years. Both equity awards were based on a grant date price of $7.80. On the grant date, the options had a fair value of $2.53 per share, based on the Black-Scholes options pricing model using the following assumptions:

Dividend yield	0%
Expected volatility	34.6%
Forfeiture rate	0%
Risk free interest rate	3.62%
Expected options lives	4 years

In October 2008, the Company terminated an employment agreement with an Executive Vice President resulting in an expense of $0.9 million for separation payments and other benefits. The $0.9 million was recorded as a component of restructuring expenses on the consolidated statement of operations as of December 31, 2008. Under the terms of the agreement, the unvested portion of the former executive’s 157,900 stock options and 5,549 restricted stock units immediately vested, resulting in expense of $0.3 million during the fourth quarter of 2008.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Stockholders’ Equity

The Company is authorized to issue 50 million common shares, par value $0.01 per share, and five million shares of preferred stock, par value $0.01 per share. As of December 31, 2008, there were 17,977,205 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. The board of directors has the authority, without action by the shareholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights of the common stock.

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

In January 2009, the Company announced it had adopted a shareholder rights plan as approved by the board of directors. At the close of business on February 2, 2009, the Company distributed one right with respect to each outstanding share of its common stock. These rights are generally not exercisable and will trade with the shares of the Company’s common stock. Under the plan, these rights will generally become exercisable if a person or group becomes an “acquiring person” by acquiring beneficial ownership of 20% or more of the Company’s common stock or commencing a tender or exchange offer for 20% or more of the Company’s common stock. Subject to extension, the rights plan will continue in effect until February 1, 2011, unless earlier redeemed or amended by the Company. The issuance of the rights will have no dilutive effect and will not impact reported earnings per share.

Share Repurchases

In September 2007, the Company announced a common stock repurchase program for up to $10 million. During 2007, the Company repurchased 924,200 shares for an aggregate cost of $9.1 million. During January 2008, the Company repurchased 93,000 shares for an aggregate cost of $0.9 million, completing that program.

In December 2008, the Company announced a common stock repurchase program for up to $10.0 million. Any stock repurchases under the current plan are to be made through open market purchases, block purchases or privately negotiated transactions. The timing and actual number of share repurchases are dependent on several factors including price, corporate and regulatory requirements and other market conditions. During December 2008, the Company repurchased 303,000 shares at a cost of $0.9 million.

Repurchases during 2008 were as follows:

		Weighted
		Average
	Number of	Repurchase
Period	Shares	Price

1/1/08 — 1/31/08	93,000	$9.58
12/1/08 — 12/31/08	303,000	2.95

Total	396,000	$4.51

Stock Incentive Plans

The 1998 Stock Incentive Plan and the 2006 Stock Incentive Plan (“the Plans”) authorize the grant or issuance of various option or other awards including stock appreciation rights (“SARs”), restricted stock grants and other stock-based compensation. The plans were approved by the shareholders of the Company. The 2006 plan allows awards up to a maximum number of 1.0 million shares, subject to adjustments for stock splits, stock dividends and

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

similar events. The 1998 plan allowed for a maximum number of 1.4 million shares, although as a condition to the approval of the 2006 plan, the Company will no longer grant or issue awards under the 1998 plan. The compensation committee of the board of directors administers the 2006 plan and establishes to whom awards are granted and the type and terms and conditions, including the exercise period, of the awards. As of December 31, 2008, there were 403,289 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) “Share Based Payments” for accounting for stock based compensation, including options and other awards issued under its stock incentive plan and shares issued under the employee stock purchase plan. Stock options issued are valued based upon the Black-Scholes option pricing model and the Company recognizes this value as an expense over the periods in which the options vest. Use of the Black-Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, forfeiture rate, risk-free interest rate, expected dividend yield and expected life of the options, based on historical experience. Volatility is based on historical information with terms consistent with the expected life of the option. The risk free interest rate is based on the quoted daily treasury yield curve rate at the time of grant, with terms consistent with the expected life of the option. During 2008, 2007 and 2006, the following weighted-average assumptions were used:

	2008	2007	2006

Weighted-average grant date fair value of options granted	$8.52	$4.36	$4.18
Dividend yield	0%	0%	0%
Expected volatility	34%	33%	34%
Forfeiture rate	4%	0%	0%
Risk free interest rates	4.12%	4.85%	5.02%
Expected option lives	4 years	4 years	4 years

Under SFAS No. 123(R), stock based compensation expense reflects the fair value of stock based awards measured at grant date, including an estimated forfeiture rate, and is recognized over the relevant service period. The Company elected to use the modified prospective transition method and has applied the provisions of SFAS No. 123(R) to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Stock-based compensation expense recognized under SFAS No. 123(R) during 2008, 2007 and 2006 was approximately $2.5 million, $0.8 million and $0.6 million, respectively. Stock-based compensation expense recorded in 2008 includes expense recorded in February upon the retirement of the Company’s former President and Chief Executive Officer, as discussed above in Note 8. In addition, the Company recognized tax benefits related to the exercise of stock options of $0.2 million and $0.3 million during 2007 and 2006, respectively, with no options having been exercised during 2008. As options and restricted stock units vest, the Company expects to recognize approximately $1.5 million in additional compensation expense as required by SFAS No. 123(R), including $0.6 million during 2009.

For options issued in 2004 and 2005, 50% vest four years after grant date with the remained 50% vesting the fifth year. This vesting schedule will change if, between the two-year anniversary and the four year anniversary of the option grant date, the stock price of the common stock reaches the following target levels (measured as a percentage increase over the exercise price) for 60 consecutive trading days. During 2008, 25% of the options granted in 2004, or 32,500 options excluding the impact of option acceleration discussed above in Note 8, vested and became eligible for exercise in accordance with the following provisions:

Percent of
Options
Stock Price Increase	Shares Vested

100%	25%
200%	50%

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008, the board of directors granted 334,212 options to purchase common stock to executive officers and other key employees. These options, as well as those issued in 2007 and 2006, vest 25% each year for four years with no stock price acceleration provision. During 2008, 24,556 options granted in 2007 and 20,112 options granted in 2006, excluding the impact of option acceleration discussed above in Note 8, vested and became eligible for exercise.

A summary of stock option activity at December 31, 2008, is as follows:

		Average
	Number of	Exercise
	Shares	Price

Balance, January 1, 2008	1,276,534	$7.98
Options granted	334,212	$8.52
Options forfeited	(299,531)	$10.19

Balance, December 31, 2008	1,311,215	$7.61

Exercisable, December 31, 2008	785,412	$6.88

No options were exercised during 2008. During 2007 and 2006, the total intrinsic value of the 81,668 and 60,526 stock options exercised, respectively, was $0.5 million and $0.3 million. From those exercises, the Company issued new shares of common stock and received approximately $0.5 million and $0.4 million in gross proceeds.

Additional information regarding stock options outstanding and exercisable as of December 31, 2008, is presented below. Total unrecognized stock-based compensation expense related to non-vested stock options, as of December 31, 2008, was approximately $1.2 million before the impact of income taxes and is expected to be recognized over a weighted average period of 33 months.

		Weighted
		Average		Weighted			Weighted
		Remaining		Average	Aggregate		Average	Aggregate
	Number	Contractual	Expiration	Exercise	Intrinsic	Number	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Life (Years)	Date	Price	Value(1)	Exercisable	Price	Value(1)
					(In thousands)			(In thousands)

5.10 — 6.07	568,857	3.40	2011-2014	$5.31	$—	504,857	$5.34	$—
7.05 — 7.80	248,878	5.31	2009-2018	7.52	—	114,500	7.47	—
8.31 — 8.80	283,205	7.81	2010-2018	8.71	—	50,219	8.51	—
10.88 — 10.94	24,455	1.92	2009-2016	10.93	—	21,469	10.93	—
12.21 — 15.00	185,760	6.50	2009-2017	12.64	—	94,367	12.59	—

	1,311,155	5.12	2009-2018	$7.61	$—	785,412	$6.88	$—

(1)	At December 31, 2008, the Company’s closing stock price was $2.38 and therefore below the exercise price of all outstanding options on that date.

In 2008, 2007 and 2006, the Company granted 36,125, 18,670 and 18,389 unvested restricted stock units, respectively, to executive officers and other key employees, all of which vest 25% each year for four years on each anniversary of the grant date. While all of the shares are considered granted, they are not considered issued or outstanding until vested. Since the Company began issuing restricted stock units, approximately 1% of total restricted stock units granted have been forfeited.

During 2008, 21,576 restricted shares were issued and are outstanding. Under the terms of the plan and upon vesting, the Company authorized a net settlement of distributable shares to employees after consideration of individual employees’ tax withholding obligations, at the election of each employee. In 2008, we repurchased 552 shares at a weighted average of $7.72 per share to cover the participant’s tax liability.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008 and 2007, there were 48,866 and 36,169 unvested shares outstanding, respectively. The Company’s closing stock price at December 31, 2008 was $2.38, the value of which was below the grant date prices of all unvested restricted stock units outstanding as of that date. During 2008, 2007 and 2006, the Company recognized approximately $130,000, $110,000 and $23,000, respectively, in compensation expense related to these grants, and will record an additional $0.3 million over the remaining vesting periods. The 2008 expense of $130,000 excludes the impact of option acceleration and modification discussed above in Note 9.

During the years ended December 31, 2008, 2007 and 2006, 17,160, 9,234 and 6,288 shares of common stock, respectively, were issued in aggregate to non-management directors as compensation for service. During 2008, 2007 and 2006, the Company recognized compensation expense of approximately $0.2 million, $0.1 million and $0.1 million, respectively, upon issuance.

Employee Stock Purchase Plan

In 1998, the Company adopted an employee stock purchase plan (the “1998 ESPP”) to assist its employees in acquiring a stock ownership interest in the Company at a discount. Under the ESPP, 300,000 shares of common stock were authorized for purchase, of which 64,993 shares remained available at the time the ESPP terminated on December 31, 2007, in accordance with its terms. The 64,993 shares included 8,515 shares issued in January 2008, for which the Company had previously recognized approximately $0.1 million in compensation expense for the discount, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). During the years ended December 31, 2007 and 2006, 19,246 and 22,400 shares, respectively, were issued out of the ESPP, and approximately $18,000 and $85,000 was recorded in compensation expense.

Due to the expiration of the current ESPP and upon shareholder ratification at the annual shareholder meeting in May 2008, the Company adopted a new employee stock purchase plan (the “2008 ESPP”). The terms of the 2008 ESPP remained essentially the same as its predecessor, with 300,000 shares of common stock authorized for purchase by eligible employees at a discount through payroll deductions. No employee may purchase more than $25,000 worth of shares in any calendar year. As allowed under the 2008 ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. The common stock will be offered during twenty consecutive six-month periods, with the purchase periods beginning on the first day and ending on the last day of each subsequent six-month period. The first period began on January 1, 2008 and ended on June 30, 2008, and 13,750 shares were issued out of the plan in July 2008. During 2008, the Company recorded approximately $38,000 in compensation expense associated with the plan.

Minority Interest and Operating Partnership Units

As discussed above in Note 1, the Company is a general partner of RLHLP and at December 31, 2008, held more than a 99% interest in that entity. Partners who hold operating partnership units (“OP Units”) have the right to put those units to RLHLP, in which event either (i) RLHLP must redeem the units for cash, or (ii) the Company, as general partner, may elect to acquire the OP Units for cash or in exchange for a like number of shares of its common stock. At December 31, 2008 and 2007, 44,837 OP Units held by limited partners remained outstanding.

In September 2007, as partial consideration for the sale of a commercial office complex discussed below in Note 19, the Company accepted 97,826 OP Units held by limited partners at a value of $9.27 per share, based upon the trading price of the Company’s common stock five days before the sale. This transaction resulted in a non-cash adjustment of the minority interest balance of $0.3 million and an increase of $0.6 million to property and equipment as a result of the step-up in value of the Company’s investment in RLHLP.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

Major components of the income tax (benefit) expense for the years ended December 31, 2008, 2007 and 2006, are as follows (in thousands):

	December 31,
	2008	2007	2006

Current:
Federal benefit	$(225)	$(502)	$(2,441)
State (benefit) expense	(49)	124	(60)
Deferred (benefit) expense	(928)	3,036	838

	(1,202)	2,658	(1,663)
Amount reflected as a component of discontinued operations	—	(451)	30

Income tax (benefit) expense	$(1,202)	$2,207	$(1,633)

The income tax (benefit) expense shown in the consolidated statements of operations differs from the amounts calculated using the federal statutory rate applied to income before income taxes as follows (in thousands, except percentages):

	December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%

(Benefit) provision at federal statutory rate	$(988)	(34.0)%	$2,960	34.0%	$(761)	(34.0)%
State tax (benefit) expense	(49)	(1.7)%	124	1.4%	(252)	(11.3)%
Effect of tax credits	(274)	(9.4)%	(266)	(3.1)%	(40)	(1.8)%
Tax exempt interest	(39)	(1.3)%	(173)	(2.0)%	(260)	(11.6)%
Real estate tax-free gain	—	—	—	—	(338)	(15.1)%
Other	148	5.0%	13	0.1%	(12)	(0.5)%

	(1,202)	(41.4)%	2,658	30.4%	(1,663)	(74.3)%
Amount reflected as a component of discontinued operations	—	—	(451)	(15.2)%	30	1.3%

Income tax (benefit) expense	$(1,202)	(41.4)%	$2,207	15.2%	$(1,633)	(73.0)%

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the net deferred tax assets and liabilities at December 31, 2008 and 2007, are as follows (in thousands):

	December 31,
	2008		2007
	Assets	Liabilities	Assets	Liabilities

Property and equipment	$—	$17,878	$—	$16,927
Brand name	—	2,463	—	2,476
Other intangible assets	116	—	—	359
Rental income	—	56	—	87
Gain on sale leaseback	2,074	—	2,254	—
Tax credit carryforwards	736	—	—	—
Federal net operating losses	357	—	—	—
Other	748	—	301	—

Total	$4,031	$20,397	$2,555	$19,849

FIN 48 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Upon adoption of FIN 48 in January 2007 and through 2008, the Company determined that no adjustments were necessary in implementing FIN 48.

11.	Operating Lease Income

The Company leases commercial retail and office space to various tenants over terms ranging through 2017. The leases generally provide for fixed minimum monthly rent as well as tenants’ payments for their pro rata share of taxes and insurance and common area maintenance and expenses. Rental income for the years ended December 31, 2008, 2007 and 2006, from continuing operations was approximately $3.6 million, $2.8 million and $1.3 million, respectively, which included contingent rents of approximately $0.4 million, $0.3 million and $0.2 million, respectively, for each of the three years. Future minimum lease income under existing non-cancelable leases as of December 31, 2008, is anticipated to be as follows (in thousands):

2009	$2,549
2010	2,156
2011	1,617
2012	754
2013	84
Thereafter	—

$7,160

12.	Operating Lease Commitments

Total future minimum payments due under all current term operating leases at December 31, 2008, were as indicated below (in thousands). Through 2012, the amounts shown are net of $11.9 million of sublease income to be earned annually. Thereafter, annual sublease income will be $11.3 million through 2020. Total rent expense from continuing operations, net of sublease income under the leases for the years ended December 31, 2008, 2007, and 2006, respectively, was $8.0 million, $7.0 million and $7.0 million, respectively, which included $7.0 million, $6.5 million and $6.4 million of hotel facility and land lease expense, as presented on the Consolidated Statements of Operations.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009	$7,097
2010	7,329
2011	5,646
2012	5,203
2013	4,819
Thereafter	31,521

$61,615

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

Through June 2007, the Company operated a leased hotel property, the Red Lion Hotel Sacramento, which is included under the master lease agreement discussed in the above paragraph. In July 2007, the Company entered into an agreement to turn over operations and sublease this hotel to an unrelated third party with an initial lease term expiring in 2020. The sublease agreement provides for annual sublease payments to the Company of $1.4 million, which reduces the Company’s consolidated annual hotel facility and land lease expense by that amount. In addition as part of the agreement, the Company received deferred lease income of $3.0 million, which is being recognized over the life of the sublease agreement.

The third-party subleasing the hotel has entered into a franchise agreement and committed to make a multi-million dollar investment to further improve and reposition the hotel. As part of the agreement, the Company committed to $3.0 million in tenant improvements and as of December 31, 2008, had spent all of the agreed upon funds. Also, the sublease provides the third party a two-year option to purchase the property.

As discussed in Note 3, in October 2007 the Company completed an acquisition of a 100-year — including extension periods — leasehold interest in a hotel in Anaheim, California for $8.3 million, including costs of the acquisition. As required under the terms of the leasehold agreement, the Company will pay $1.8 million per year in lease payments through April 2011. At the Company’s option, the initial five-year term of the lease may be extended for 19 additional terms of five years each, with the increases in lease payments tied directly to the Consumer Price Index. Beyond the monthly payments through April 2011, the Company has not included any additional potential further lease commitments related to the Anaheim property in the table above.

In May 2008, the Company completed an acquisition of a hotel in Denver, Colorado. In connection with the purchase agreement, the Company assumed an office lease used by guests contracted to stay at the hotel for $0.6 million annually. As part of this contract business, the Company is reimbursed the lease expense. The lease expires in August 2012, the expense of which has been included in the table above.

13.	Related-Party Transactions

The Company conducted various business transactions during 2008, 2007, and 2006 in which the counterparty was considered a related party due to the relationships between the Company and the counterparty’s officers, directors and/or equity owners. The nature of the transactions was limited to performing certain management and administrative functions for the related entities, commissions for real estate sales and leased office space. The total aggregate value of these transactions in 2008, 2007, and 2006 was $0.3 million, $0.3 million and $0.5 million, respectively.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008 and 2007, the Company held certain cash and investment accounts in, and had notes payable to, a bank whose chairman and chief executive officer is a member of the Company’s board of directors. At December 31, 2008 and 2007, total cash and investments held was approximately $0.5 million and $0.9 million, respectively, with outstanding notes payable totaling approximately $2.1 million and $2.8 million, respectively. Net interest expense of $0.1 million, $0.2 million and $0.5 million, respectively, related to an outstanding note payable to this bank was recorded during 2008, 2007 and 2006. Additionally, up until the sale of the real estate management business in April 2006 discussed below in Note 18, the Company managed the bank’s corporate office building under the terms of a management agreement. Aggregate management fees received from this agreement during 2006 were approximately $43,000.

14.	Employee Defined Contribution Plan

The Company maintains the Red Lion Hotels Corporation Amended and Restated Retirement and Savings Plan, the Company’s 401(k) plan, to which it and substantially all employees may contribute. The Company generally makes contributions of up to 3% of an employee’s compensation based on a vesting schedule and eligibility requirements set forth in the plan document. During 2007 and 2006, the Company made contributions to the plan of approximately $0.4 million each year. The Company did not make a contribution to the plan for 2008.

15.	Fair Value of Financial Instruments

Estimated fair values of financial instruments are as indicated below (in thousands). The carrying amounts for cash and cash equivalents, current investments, accounts receivable and current liabilities are reasonable estimates of their fair values. The fair value of long-term debt is estimated based on the discounted value of contractual cash flows using the estimated rates currently offered for debt with similar remaining maturities. The debentures are valued at the closing price on December 31, 2008, of the underlying trust preferred securities, as discussed in Note 7, on the New York Stock Exchange, plus the face value of the debenture amount representing the trust common securities held by the Company.

	December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents and restricted cash	$22,112	$22,112	$19,483	$19,483
Accounts receivable	$11,337	$11,337	$10,330	$10,330
Cash included in other assets	$—	$—	$2,151	$2,151
Financial liabilities:
Current liabilities, excluding debt	$24,384	$24,384	$21,475	$21,475
Long-term debt	$119,331	$115,466	$83,220	$84,565
Debentures	$30,825	$14,798	$30,825	$29,342

The fair values provided above are not necessarily indicative of the amounts the Company or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

16.	Business Segments

As of December 31, 2008, the Company had three operating segments — hotels, franchise and entertainment. The “other” segment consists primarily of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management reviews and evaluates the operating segments exclusive of interest expense; therefore, it has not been allocated to the segments.

The Company has historically owned certain commercial properties and has also engaged in traditional real estate related services, including developing, managing and acting as a broker for sales and leases of commercial and multi-unit residential properties (collectively referred to as the real estate management business). Together, these operations comprised the real estate segment. Effective April 30, 2006, the Company divested the real estate management business. In addition, consistent with company strategy of divesting non-core assets, during the fourth quarter of 2006 the Company listed one of its two remaining wholly owned commercial real estate properties for sale and classified its results of operations within discontinued operations for all periods presented. As discussed below in Note 19, the Company sold the commercial office building in September 2007. The remaining operations of that segment are included in “Other.”

The franchise segment had intra-segment revenues with the hotels segment for management fees which were eliminated in the consolidated financial statements. Likewise, the entertainment segment had inter-segment revenues which were eliminated in the consolidated financial statements. Management reviews and evaluates the operations of all of its segments including the inter-segment and intra-segment revenues. All balances have been presented after the elimination of inter-segment and intra-segment revenues and expenses. Selected information with respect to continuing operations is as provided below (in thousands).

	Year Ended December 31,
	2008	2007	2006

Revenues:
Hotels	$170,552	$166,168	$154,817
Franchise	1,862	2,756	2,853
Entertainment	12,016	14,839	10,791
Other	3,140	3,130	1,907

	$187,570	$186,893	$170,368

Operating income (loss):
Hotels	$16,657	$18,668	$15,568
Franchise	950	1,467	1,083
Entertainment	314	1,609	1,168
Other	(13,122)	(6,366)	(4,511)

	$4,799	$15,378	$13,308

Capital expenditures:
Hotels(1,2)	$51,909	$24,271	$29,792
Franchise	3,088	194	230
Entertainment	218	905	227
Other	1,162	762	1,834

	$56,377	$26,132	$32,083

Depreciation and amortization:
Hotels	$15,623	$13,634	$10,651
Franchise	781	570	943
Entertainment	469	418	511
Other	2,443	1,906	578

	$19,316	$16,528	$12,683

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2008	2007

Identifiable assets:
Hotels	$316,291	$281,117
Franchise	15,983	18,260
Entertainment	5,530	6,279
Other	42,968	38,853

	$380,772	$344,509

(1)	Includes a hotel asset acquisition in the second quarter of 2008 of $25.3 million.

(2)	Includes a hotel asset acquisition in the fourth quarter of 2007 for total costs of $8.3 million.

17.	Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings (loss) per common share computations for the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006

Numerator — basic and diluted:
Net income (loss) from continuing operations	$(1,704)	$5,231	$(520)
Income (loss) on discontinued operations	—	819	(55)

Net income (loss)	$(1,704)	$6,050	$(575)

Denominator:
Weighted average shares — basic	18,234	19,134	16,666

Weighted average shares — diluted	18,234	19,506	16,666

Earnings (loss) per common share:
Basic and Diluted
Income (loss) from continuing operations	$(0.09)	$0.27	$(0.03)
Income on discontinued operations	$—	$0.05	$—

Net income (loss)	$(0.09)	$0.32	$(0.03)

At December 31, 2008 and 2006, the effect of converting 44,837 and 142,664 of the then outstanding OP Units was considered anti-dilutive due to the losses during those periods and excluded from the above calculations. At December 31, 2007, the effect of converting the 44,837 outstanding OP Units was considered dilutive and included in the above calculations.

At December 31, 2008, 2007 and 2006, 1,311,215, 1,276,534 and 1,256,874 options to purchase common shares, respectively, were outstanding. At December 31, 2007, 290,570 of the 1,276,534 options to purchase common shares outstanding as of that date were considered dilutive and included in the above calculation. At December 31, 2008 and 2006, all of the options to purchase common shares were considered anti-dilutive and excluded from the above calculations. At December 31, 2007, 36,169 of the total outstanding but unissued shares of restricted stock units were dilutive and included within the above calculation. At December 31, 2008 and 2006, all 48,866 and 25,657 outstanding but unvested restricted stock units, respectively, were considered anti-dilutive.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Real Estate Management Business

On April 30, 2006, the Company divested on a tax-free basis the real estate management portion of its real estate division for $1.1 million, in exchange for 94,311 shares of unrestricted Red Lion Hotels Corporation common stock that was subsequently retired. The transaction resulted in a gain on sale of approximately $1.0 million. The new entity continues to manage the Company’s office and retail real estate assets through specific management agreements.

19.	Assets Held For Sale and Discontinued Operations

From November 2004 through 2007, the Company divested non-strategic assets including ten of its owned hotels, certain commercial office buildings and certain other non-core properties including condominium units and certain parcels of excess land (collectively referred to as “the divestment properties”). Each of the divestment properties met the criteria to be classified as an asset held for sale. The activities of the hotels and commercial office buildings were considered discontinued operations under generally accepted accounting principles and have been separately disclosed on the consolidated statement of operations, comparative for all periods presented when they existed. Likewise, the assets and liabilities of the business units have been segregated and separately stated on the consolidated balance sheet for all periods presented when they existed. Depreciation of these assets, if previously appropriate, was suspended.

In 2006, the Company received approximately $15.8 million in gross proceeds from the disposition of discontinued operations, and recognized a loss on disposition of $0.1 million, net of income tax expense. The Company’s one remaining hotel listed for sale and included in discontinued operations, which was located in Kalispell, Montana, was sold during the second quarter of 2007 for $3.9 million in gross proceeds. In September 2007, the Company sold its remaining commercial office complex for $13.3 million in a tax advantaged transaction as a result of the surrender of OP Units, resulting in a gain on the sale of $1.9 million. The consideration for the sale was $4.2 million in cash, 97,826 OP Units (for further information, see Note 9), and the assumption of $7.6 million of debt. The structure of the sale allowed a portion of the tax on the gain to be deferred, further enhancing the economic return to the Company. There were no remaining discontinued operations as of December 31, 2008 or 2007.

Proceeds from the sales were used to finance the company-wide hotel renovation program, to repay debt and for general corporate purposes. The net impact on consolidated earnings from the activities of discontinued operations resulted in income from discontinued operations of $0.8 million in 2007, compared to a loss of $0.1 million in 2006, net of income tax expense.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the results of operations for discontinued operations is as follows (in thousands):

	December 31, 2007			December 31, 2006
	Hotel			Hotel
	Properties	Other	Combined	Properties	Other	Combined

Revenues	$623	$785	$1,408	$6,327	$1,008	$7,335
Operating expenses	(853)	(546)	(1,399)	(5,918)	(689)	(6,607)
Depreciation and amortization	(1)	(25)	(26)	(7)	(418)	(425)
Interest expense	—	(159)	(159)	(122)	(69)	(191)
Interest income	1	—	1	9	—	9
Income tax benefit (expense)	82	(20)	62	(43)	—	(43)

Net income (loss) from operations	(148)	35	(113)	246	(168)	78
Gain (loss) on disposal of discontinued business units	(396)	1,841	1,445	(206)	—	(206)
Income tax benefit (expense)	140	(653)	(513)	73	—	73

Net gain (loss) on disposal of discontinued business units	(256)	1,188	932	(133)	—	(133)

Net income (loss)	$(404)	$1,223	$819	$113	$(168)	$(55)

In the above table, the comparability of the divestment properties’ activity between periods is impacted by the cessation of operations on the date of sale, as applicable.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (“CEO” and “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2008, based on these criteria.

For purposes of evaluating internal controls over financial reporting, management determined that the internal controls over financial reporting of the 478- room, full service Red Lion Hotel Denver Southeast, which we acquired in May 2008 for $25.3 million, including costs of the acquisition, would be excluded from the internal control assessment as of December 31, 2008, as permitted by the rules and regulations of the Securities and Exchange Commission. During 2008, the Denver Southeast contributed approximately 3.4% of the Company’s total revenue and accounted for approximately 7.2% of total assets at December 31, 2008.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in its report which is included herein.

There have been no changes in our internal control over financial reporting (as defined in Exchange Act rules 13a-15(f)) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Red Lion Hotels Corporation
Spokane, Washington

We have audited Red Lion Hotels Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Red Lion Hotel Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying “Management’s Annual Report on Internal Controls over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include the internal controls of the Red Lion Hotel Denver Southeast, which was acquired in May 2008 and which is included in the consolidated balance sheet of Red Lion Hotels Corporation as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. The Red Lion Hotel Denver Southeast constituted 7.2% of total assets as of December 31, 2008, and 3.4% of total revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the Red Lion Hotel Denver Southeast because of the timing of the acquisition which was competed in May 2008. Our audit of internal control over financial reporting of Red Lion Hotels Corporation did not include an evaluation of the internal controls over financial reporting of the Red Lion Hotel Denver Southeast.

In our opinion, Red Lion Hotels Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Red Lion Hotels Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

BDO Seidman, LLP

Spokane, Washington
March 12, 2009

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

A portion of the information required by this item is contained in, and incorporated by reference from, the proxy statement for our 2009 Annual Meeting of Shareholders under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” We make available free of charge on our website (www.redlion.com) the charters of all of the standing committees of our board of directors (including those of the audit, nominating and corporate governance and compensation committees), the code of business conduct and ethics for our directors, officers and employees, and our corporate governance guidelines. We will furnish copies of these documents to any shareholder upon written request sent to our General Counsel, 201 W. North River Drive, Suite 100, Spokane, Washington 99201-2293.

See Item 4A of this Annual Report on Form 10-K for information regarding our directors and executive officers.

Item 11.	Executive Compensation

The information required by this Item is contained in, and incorporated by reference from, the Proxy Statement for our 2009 Annual Meeting of Shareholders under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2009 Annual Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management.”

See Item 5 of this Annual Report on Form 10-K for information regarding our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2009 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Transactions,” and “Corporate Governance — Director Independence.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2009 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

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

3. Index to exhibits:

Exhibit
Number		Description

3.1		Amended and Restated Articles of Incorporation, as amended.
3	.2(1)	Amended and Restated By-Laws
4	.1(2)	Specimen Common Stock Certificate
4	.2(3)	Rights Agreement dated January 27, 2009 between Red Lion Hotels Corporation and American Stock Transfer and Trust Company, as Rights Agent
4	.3(4)	Certificate of Trust of Red Lion Hotels Capital Trust
4	.4(4)	Declaration of Trust of Red Lion Hotels Capital Trust
4	.5(5)	Amended and Restated Declaration of Trust of Red Lion Hotels Capital Trust
4	.6(5)	Indenture for 9.5% Junior Subordinated Debentures Due February 24, 2044
4	.7(5)	Form of Certificate for 9.5% Trust Preferred Securities (Liquidation Amount of $25 per Trust Preferred Security) of Red Lion Hotels Capital Trust (included in Exhibit 4.5 as Exhibit A-1)
4	.8(5)	Form of 9.5% Junior Subordinated Debenture Due February 24, 2044 (included in Exhibit 4.6 as Exhibit A)
4	.9(5)	Trust Preferred Securities Guarantee Agreement dated February 24, 2004
4	.10(5)	Trust Common Securities Guarantee Agreement dated February 24, 2004

Executive Compensation Plans and Agreements
10	.1(6)	1998 Employee Stock Purchase Plan
10	.2(7)	1998 Stock Incentive Plan
10	.3(6)	Form of Restricted Stock Award Agreement for the 1998 Stock Incentive Plan
10	.4(8)	Form of Notice of Grant of Stock Options and Option Agreement for the 1998 Stock Incentive Plan
10	.5(9)	2006 Stock Incentive Plan
10	.6(10)	Form of Restricted Stock Unit Agreement — Notice of Grant for the 2006 Stock Incentive Plan
10	.7(11)	Form of Notice of Grant of Stock Options and Option Agreement for the 2006 Stock Incentive Plan
10	.8(12)	2008 Employee Stock Purchase Plan

Exhibit
Number		Description

10	.9(13)	Executive Employment Agreement dated April 3, 2003 between the Registrant and Arthur M. Coffey
10	.10(11)	Executive Employment Agreement dated August 10, 2006 between the Registrant and Thomas McKeirnan
10	.11(14)	Executive Employment Agreement dated November 22, 2004 between the Registrant and Anupam Narayan
10	.12(15)	Executive Employment Agreement dated July 24, 2006 between the Registrant and John M. Taffin
10	.13(16)	Executive Officers Variable Pay Plan Effective January 1, 2005
10	.14(17)	Executive Employment Agreement dated April 12, 2007 between the Registrant and Arthur M. Coffey
10	.15(17)	Executive Employment Agreement dated April 12, 2007 between the Registrant and Thomas McKeirnan
10	.16(17)	Executive Employment Agreement dated April 12, 2007 between between the Registrant and Anupam Narayan
10	.17(17)	Executive Employment Agreement dated April 12, 2007 between the Registrant and John M. Taffin
10.18		Summary Sheet for Director Compensation and Executive Cash Compensation and Performance Criteria Under Executive Officers Variable Pay Plan
10	.19(18)	Retirement Agreement dated February 11, 2008 between the Registrant and Arthur M. Coffey
10	.20(19)	Executive Employment Agreement dated April 22, 2008 between the Registrant and Thomas L. McKeirnan
10	.21(19)	Executive Employment Agreement dated April 22, 2008 between the Registrant and Anupam Narayan
10	.22(19)	Executive Employment Agreement dated June 5, 2008 between the Registrant and John M. Taffin
10	.23(19)	Executive Employment Agreement dated June 5, 2008 between the Registrant and Anthony F. Dombrowik
10	.24(19)	Executive Employment Agreement dated June 5, 2008 between the Registrant and George H. Schweitzer

Other Material Contracts
10	.25(20)	Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.26(4)	First Amendment dated January 1, 1998 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.27(4)	Second Amendment dated April 20, 1998 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.28(4)	Third Amendment dated April 28, 1998 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.29(4)	Fourth Amendment dated June 14, 1999 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.30(4)	Fifth Amendment dated January 1, 2000 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.31(4)	Sixth Amendment dated June 30, 2000 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.32(4)	Seventh Amendment dated January 1, 2001 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.33(21)	Eighth Amendment dated September 20, 2005 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.34(21)	Ninth Amendment dated February 2, 2006 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997

Exhibit
Number		Description

10	.35(22)	Tenth Amendment dated February 15, 2006 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.36(23)	Purchase and Sale Agreement dated December 17, 1999 with respect to WC Coast Holdings, Inc.
10	.37(23)	Membership Interest Purchase Agreement dated December 17, 1999 with respect to October Hotel Investors, LLC
10	.38(23)	First Amendment dated December 30, 1999 to Membership Interest Purchase Agreement with respect to October Hotel Investors, LLC
10	.39(24)	Promissory Note dated effective as of June 27, 2003, in the original principal amount of $5,100,000 issued by WHC807, LLC, a Delaware limited liability company indirectly controlled by the Registrant (“WHC807”), to Column Financial, Inc. (“Column”) (the “WHC807 Promissory Note”). Nine other Delaware limited liability companies indirectly controlled by the Registrant (the “Other LLCs”) simultaneously issued nine separate Promissory Notes to Column in an aggregate original principal amount of $50,100,000 and otherwise on terms and conditions substantially similar to those of the WHC807 Promissory Note (these Promissory Notes and their respective issuers and principal amounts are identified in Exhibit D to the Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing filed as Exhibit 10.44).
10	.40(24)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated effective as of June 27, 2003, with WHC807 as grantor and Column as beneficiary (the “WHC807 Deed of Trust”). Each of the Other LLCs simultaneously executed a separate Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing as grantor with Column as beneficiary and otherwise on terms and conditions substantially similar to those of the WHC807 Deed of Trust (these nine other documents and their respective grantors and the respective parcels of real property encumbered thereby are identified in Exhibit E to the WHC807 Deed of Trust).
10	.41(24)	Indemnity and Guaranty Agreement dated effective as of June 27, 2003, between the Registrant and Column with respect to the WHC807 Promissory Note and the WHC807 Deed of Trust. The Registrant and Column have entered into nine separate Indemnity and Guaranty Agreements on substantially similar terms and conditions with respect to the Other LLCs’ Promissory Notes and Deeds of Trust, Assignments of Leases and Rents, Security Agreements and Fixture Filings referred to in Exhibits 10.43 and 10.44, respectively.
10	.42(25)	Credit Agreement dated September 13, 2006 among the Registrant, Calyon New York Branch, Sole Lead Arranger and Administrative Agent, KeyBank National Association, Documentation Agent, CIBC, Inc., Union Bank of California, N.A. and Wells Fargo Bank, N.A.
21		List of Subsidiaries of Red Lion Hotels Corporation
23		Consent of BDO Seidman, LLP
31.1		Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)
31.2		Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)
32.1		Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(b)
32.2		Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(b)

Footnotes to index to exhibits:

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed by us on March 31, 2003.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-3/A filed by us on May 15, 2006.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on January 27, 2009.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 filed by us on November 4, 2003.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on March 19, 2004.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 filed by us on January 20, 1998.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on May 15, 2001.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit the Form 8-K filed by us on November 15, 2005.

(9)	Previously filed with the Securities and Exchange Commission as an appendix to the Schedule 14A filed by us on April 20, 2006.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on November 22, 2006.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 14, 2006.

(12)	Previously filed with the Securities and Exchange Commission as an appendix to the Schedule 14A filed by us on April 22, 2008.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 14, 2003.

(14)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on November 22, 2004.

(15)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on July 26, 2006.

(16)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on March 23, 2005.

(17)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on May 9, 2007.

(18)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on February 14, 2008.

(19)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 7, 2008.

(20)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1/A filed by us on February 27, 1998.

(21)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on February 8, 2006.

(22)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on February 22, 2006.

(23)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on January 19, 2000.

(24)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 14, 2003.

(25)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on September 18, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED LION HOTELS CORPORATION
Registrant

Signature	Title	Date

By: /s/ ANUPAM NARAYAN Anupam Narayan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2009

By: /s/ ANTHONY F. DOMBROWIK Anthony F. Dombrowik	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2009

By: /s/ DONALD K. BARBIERI Donald K. Barbieri	Chairman of the Board of Directors	March 12, 2009

By: /s/ RICHARD L. BARBIERI Richard L. Barbieri	Director	March 12, 2009

By: /s/ RYLAND P. DAVIS Ryland P. Davis	Director	March 12, 2009

By: /s/ JON E. ELIASSEN Jon E. Eliassen	Director	March 12, 2009

By: /s/ PETER F. STANTON Peter F. Stanton	Director	March 12, 2009

By: /s/ RONALD R. TAYLOR Ronald R. Taylor	Director	March 12, 2009