Form 10-Q
period 2009-03-31
Red Lion Hotels CORP
filed 2009-05-07
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
     As of May 4, 2009, there were 18,076,371 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$8,527	$18,222
Restricted cash	4,362	3,890
Accounts receivable, net	9,747	11,337
Inventories	1,293	1,375
Prepaid expenses and other	2,602	2,574

Total current assets	26,531	37,398

Property and equipment, net	301,493	298,496
Goodwill	28,042	28,042
Intangible assets, net	10,333	10,376
Other assets, net	6,269	6,460

Total assets	$372,668	$380,772

LIABILITIES
Current liabilities:
Accounts payable	$7,953	$10,990
Accrued payroll and related benefits	3,332	4,925
Accrued interest payable	307	314
Advance deposits	1,160	398
Other accrued expenses	8,695	7,756
Long-term debt, due within one year	3,047	3,008

Total current liabilities	24,494	27,391

Revolving Credit Facility	36,000	36,000
Long-term debt, due after one year	79,530	80,323
Deferred income	8,303	8,476
Deferred income taxes	14,680	16,366
Debentures due Red Lion Hotels Capital Trust	30,825	30,825

Total liabilities	193,832	199,381

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 18,050,754 and 17,977,205 shares issued and outstanding	180	180
Additional paid-in capital, common stock	141,465	141,137
Retained earnings	37,177	40,055
Noncontrolling interest	14	19

Total stockholders’ equity	178,836	181,391

Total liabilities and stockholders’ equity	$372,668	$380,772

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31, 2009 and 2008

	Three months ended March 31,
	2009	2008
	(In thousands, except per share data)
Revenue:
Hotels	$30,804	$35,235
Franchise	275	335
Entertainment	2,523	3,211
Other	733	778

Total revenues	34,335	39,559

Operating expenses:
Hotels	26,403	30,000
Franchise	136	73
Entertainment	2,115	3,060
Other	537	538
Depreciation and amortization	4,957	4,394
Hotel facility and land lease	1,816	1,786
Gain on asset dispositions, net	(2)	(107)
Undistributed corporate expenses	1,266	5,082

Total expenses	37,228	44,826

Operating loss	(2,893)	(5,267)

Other income (expense):
Interest expense	(1,847)	(2,279)
Other income, net	176	412

Loss before income taxes	(4,564)	(7,134)

Income tax benefit	(1,681)	(2,607)

Net loss	(2,883)	(4,527)

Net loss attributable to noncontrolling interest	5	17

Net loss attributable to Red Lion Hotels Corporation	$(2,878)	$(4,510)

Net loss per share attributable to Red Lion Hotels Corporation — basic and diluted	$(0.16)	$(0.25)

Weighted average shares — basic and diluted	18,014	18,231
     The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2009 and 2008

	Three months ended March 31,
	2009	2008
	(In thousands)
Operating activities:
Net loss attributable to Red Lion Hotels Corporation	$(2,878)	$(4,510)
Adjustments to reconcile net loss attributable to Red Lion Hotels Corporation to net cash used in operating activities:
Depreciation and amortization	4,957	4,394
Gain on disposition of property, equipment and other assets, net	(2)	(107)
Deferred income tax benefit	(1,686)	(175)
Noncontrolling interest	(5)	(17)
Equity in investments	19	9
Imputed interest expense	—	55
Stock based compensation expense	151	1,581
Provision for (collection of) doubtful accounts	45	(121)
Change in current assets and liabilities:
Restricted cash	(472)	326
Accounts receivable	1,545	203
Inventories	82	96
Prepaid expenses and other	(28)	(2,159)
Accounts payable	(3,037)	(135)
Accrued payroll and related benefits	(1,467)	(500)
Accrued interest payable	(7)	(3)
Other accrued expenses and advance deposits	1,645	766

Net cash used in operating activities	(1,138)	(297)

Investing activities:
Purchases of property and equipment	(7,869)	(2,968)
Non-current restricted cash for sublease tenant improvements	—	805
Advances to Red Lion Hotels Capital Trust	(27)	(27)
Other, net	42	516

Net cash used in investing activities	(7,854)	(1,674)

Financing activities:
Repayment of long-term debt	(754)	(594)
Common stock redeemed	—	(922)
Proceeds from issuance of common stock under employee stock purchase plan	51	71

Net cash used in financing activities	(703)	(1,445)

Change in cash and cash equivalents:
Net decrease in cash and cash equivalents	(9,695)	(3,416)
Cash and cash equivalents at beginning of period	18,222	15,044

Cash and cash equivalents at end of period	$8,527	$11,628

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Interest on long-term debt	$2,240	$2,281
     The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Organization
     Red Lion Hotels Corporation (“Red Lion” or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale and upscale full service hotels under the Red Lion brand. As of March 31, 2009, the Red Lion system of hotels contained 46 hotels located in nine states and one Canadian province, with 8,805 rooms and 436,355 square feet of meeting space. As of that date, the Company operated 32 hotels, of which 19 are wholly owned and 13 are leased, and franchised 14 hotels that were owned and operated by various third-party franchisees.
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
     The Company was incorporated in the state of Washington in April 1978, and operated hotels until 1999 under various brand names including Cavanaughs Hotels. In 1999, the Company acquired WestCoast Hotels, Inc., and rebranded its Cavanaughs hotels to the WestCoast brand — changing the Company’s name to WestCoast Hospitality Corporation. In 2001, the Company acquired Red Lion Hotels, Inc. In September 2005, after rebranding most of its WestCoast hotels to the Red Lion brand, the Company changed its name to Red Lion Hotels Corporation. The financial statements encompass the accounts of Red Lion Hotels Corporation and all of its consolidated subsidiaries, including its 100% ownership of Red Lion Hotels Holdings, Inc., and Red Lion Hotels Franchising, Inc., and its approximately 99% ownership of Red Lion Hotels Limited Partnership (“RLHLP”). The 1% noncontrolling interest in RLHLP has been classified as a component of equity separate from equity of Red Lion Hotels Corporation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” discussed further in Note 9.
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
     The balance sheet as of December 31, 2008 has been compiled from the audited balance sheet as of such date. The Company believes the disclosures included herein are adequate; however, they should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2008, previously filed with the SEC on Form 10-K.
     In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at March 31, 2009, the consolidated results of operations for the three months ended March 31, 2009 and 2008, and the consolidated cash flows for the three months ended March 31, 2009 and 2008. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.
     Management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosures of contingent liabilities. Actual results could materially differ from those estimates.

3.	Property and Equipment
     Property and equipment used in operations is summarized as follows (in thousands):

	March 31,	December 31,
	2009	2008
Buildings and equipment	$293,630	$281,979
Furniture and fixtures	42,605	39,906
Landscaping and land improvements	6,987	6,753

	343,222	328,638
Less accumulated depreciation and amortization	(119,635)	(116,148)

	223,587	212,490
Land	66,145	66,146
Construction in progress	11,761	19,860

	$301,493	$298,496

4.	Notes Payable to Bank
     In September 2006, the Company entered into a revolving credit facility for up to $50 million with a syndication of banks led by Calyon New York Branch. Subject to certain conditions, including the provision of additional collateral acceptable to the lenders, the size of the facility may be increased at the Company’s request to up to $100 million. The initial maturity date for the facility is September 13, 2009, and the Company has the right, which it intends to exercise subject to compliance with covenants, to extend the maturity for two additional one-year terms. Borrowings under the facility may be used to finance acquisitions or capital expenditures, for working capital and for other general corporate purposes. The obligations under the facility are collateralized by a company owned hotel, as well as by unsecured guarantees of the Company and certain of its other subsidiaries. In connection with this transaction, the Company paid loan fees and related costs of approximately $0.9 million, which have been deferred and are being amortized over the initial term of the facility.
     Outstanding borrowings under the facility accrue interest as Eurodollar loans with rates ranging from 150 to 225 basis points over LIBOR, with an option for base rate loans based upon the federal funds rate or prime rate. The credit facility requires the Company to comply with certain customary affirmative and negative covenants, the most restrictive of which are financial covenants dealing with leverage, interest coverage and debt service coverage. At both March 31, 2009 and December 31, 2008, $36.0 million was outstanding under the facility and the Company was in compliance with all of its covenants. At March 31, 2009, the outstanding amount bore interest at a rate of 2.0% based on a 30-day LIBOR plus 1.5%.
5.	Business Segments
     As of March 31, 2009 and December 31, 2008, the Company had three operating segments — hotels, franchise and entertainment. The “other” segment consists primarily of a retail mall and miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense; therefore, it has not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues. Selected information with respect to operations is as provided below (in thousands).

	Three months ended
	March 31,
	2009	2008

Revenues:
Hotels	$30,804	$35,235
Franchise	275	335
Entertainment	2,523	3,211
Other	733	778

	$34,335	$39,559

Operating income (loss):
Hotels	$(1,613)	$(89)
Franchise	45	138
Entertainment	300	41
Other	(1,625)	(5,357)

	$(2,893)	$(5,267)

	March 31,	December 31,
	2009	2008

Identifiable assets:
Hotels	$318,197	$316,291
Franchise	15,673	15,983
Entertainment	5,803	5,530
Other	32,995	42,968

	$372,668	$380,772

6.	Loss Per Share
     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted loss per share computations for the three months ended March 31, 2009 and 2008 (in thousands, except per share amounts):

	Three months ended
	March 31,
	2009	2008
Numerator — basic and diluted:
Net loss attributable to Red Lion Hotels Corporation	$(2,878)	$(4,510)

Denominator:
Weighted average shares — basic and diluted	18,014	18,231

Loss per share — basic and diluted:
Net loss per share attributable to Red Lion Hotels Corporation	$(0.16)	$(0.25)

     For the three months ended March 31, 2009 and 2008, all of the 1,220,943 and 1,324,540 options to purchase common shares outstanding as of those dates, respectively, were considered anti-dilutive due to the loss for the period. Likewise, all of the 44,837 convertible operating partnership (“OP”) units of RLHLP outstanding at each of these dates were considered anti-dilutive, as were the 46,018 and 41,938 shares, respectively, underlying outstanding restricted stock units.
7.	Change in Executive Officers
     In February 2008, the President and Chief Executive Officer of the Company, who was also a director, retired. In connection therewith, the Company entered into a written retirement agreement with the executive that included separation payments and benefits of $2.2 million in value. Under the terms of the agreement, the unvested portion of the former executive’s 545,117 stock options and 12,990 restricted stock units immediately vested, resulting in expense of $1.0 million during the first quarter of 2008. In addition, under the terms of the retirement agreement, the exercise period for 414,191 of the options was extended to the earlier of February 2011 or the expiration of their original 10-year term. The remaining 130,926 stock options expired in May 2008. The modification to the terms of the previously granted equity awards resulted in additional stock based compensation expense of $0.4 million. In total, the Company recognized $3.7 million in expense during the first quarter of 2008 related to this retirement.

     In October 2008, the Company terminated an employment agreement with an Executive Vice President resulting in an expense of $0.9 million for separation payments and other benefits. Of this amount, $0.6 million will be paid during the second quarter of 2009. Under the terms of the agreement, the unvested portion of the former executive’s 157,900 stock options and 5,549 restricted stock units immediately vested. As of March 31, 2009, all of the former executive’s stock options had expired unexercised.
8.	Stock Based Compensation
     The 2006 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by the shareholders of the Company and allows awards of 1.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of March 31, 2009, there were 405,468 shares of common stock available for issuance pursuant to future stock options grants or other awards under the 2006 plan. Subject to shareholder approval at the annual shareholder meeting on May 21, 2009, the board of directors has adopted an amendment to the plan that will increase the number of shares of common stock authorized for issuance from 1.0 million shares to 2.0 million shares.
     In the first quarters of 2009 and 2008, the Company recognized approximately $0.1 million and $1.4 million, respectively, in compensation expense related to options. The 2008 period includes expense recorded upon the retirement of the Company’s former President and Chief Executive Officer, as discussed above in Note 7. As outstanding options vest, the Company expects to recognize approximately $1.1 million in additional compensation expense before the impact of income taxes over a weighted average period of 30 months as required by SFAS 123(R), including $0.4 million during 2009.
     A summary of stock option activity at March 31, 2009, is as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, December 31, 2008	1,311,155	$7.61
Options granted	—	$—
Options exercised	—	$—
Options forfeited	(90,212)	$—

Balance, March 31, 2009	1,220,943	$7.37

Exercisable, March 31, 2009	718,015	$6.42

     Additional information regarding stock options outstanding and exercisable as of March 31, 2009, is as follows:

		Weighted
		Average		Weighted	Aggregate		Weighted	Aggregate
Range of		Remaining		Average	Intrinsic		Average	Intrinsic
Exercise	Number	Contractual	Expiration	Exercise	Value (1)	Number	Exercise	Value (1)
Prices	Outstanding	Life (Years)	Date	Price	(in thousands)	Exercisable	Price	(in thousands)

5.10 — 6.07	568,025	3.15	2011-2014	$5.31	$—	504,025	$5.34	$—
7.05 — 7.80	248,878	5.06	2009-2018	7.52	—	127,684	7.50	—
8.31 — 8.80	250,363	8.21	2010-2018	8.70	—	27,008	8.31	—
10.88	5,974	7.32	2016	10.88	—	2,988	10.88	—
12.21-15.00	147,703	7.80	2009-2017	12.64	—	56,310	12.56	—

	1,220,943	5.16	2009-2018	$7.37	$—	718,015	$6.42	$—

(1)	At March 31, 2009, the Company’s closing stock price was $2.93 and therefore below the exercise price of all outstanding options on that date.
     As of March 31, 2009 and 2008, there were 46,018 and 41,938 unvested restricted stock units outstanding, respectively. The forfeiture rate of unvested restricted stock units since grant is approximately 3.3%. In the first quarters of 2009 and 2008, the Company recognized approximately $30,000 and $0.2 million, respectively, in compensation expense related to restricted stock units. The 2008 expense reflects $0.1 million recorded upon the retirement of the Company’s former President and Chief Executive Officer. As the restricted stock units vest, the Company expects to recognize approximately $0.3 million in additional compensation expense over a weighted average period of 33 months.
     Effective January 1, 2008, the Company adopted the 2008 employee stock purchase plan (the “2008 ESPP”) upon the expiration of its previous plan. Under the 2008 ESPP, approved by the Company’s shareholders in May 2008, a total of 300,000 shares of common stock were authorized for purchase by eligible employees at a discount through payroll deductions. No employee may purchase more than $25,000 worth of shares in any calendar year. As allowed under the 2008 ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. The common stock will be offered during twenty consecutive six-month periods. In January 2009, 25,217 shares were issued under the terms of the plan.
9.	Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which established a framework for measuring fair value in accordance with generally accepted accounting principles and expanded disclosure about fair value measurements. SFAS No. 157 was effective January 1, 2008 for financial assets and liabilities. With respect to nonfinancial assets and nonfinancial liabilities, the statement was effective for the Company starting January 1, 2009. The adoption of this statement as it pertains to nonfinancial assets and liabilities had no significant impact on the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), effective for annual periods beginning after December 15, 2008. SFAS No. 141R addresses consistent fair value measurements and modifies how business acquisitions are accounted for. The impact of adopting SFAS No. 141R will be limited to business combinations occurring after January 1, 2009, and will impact financial statements both on the acquisition date and in subsequent periods. The adoption of SFAS No. 141R is limited to business combinations occurring on or after January 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), effective for annual periods beginning after December 15, 2008. SFAS No. 160 changes the accounting and reporting for minority interests, which will be further referred to as noncontrolling interests and classified as a component of equity separate from the parent company’s equity. Net income (loss) attributable to noncontrolling interests will be included on the income statement separate from net income (loss) from the parent company’s operations. SFAS No. 160 is intended to allow for an increased understanding of controlling versus noncontrolling interests of the consolidated company. The Company has adopted SFAS No. 160 effective January 1, 2009, via retrospective application of the presentation and disclosure requirements.
     In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP No. 142-3 did not have an impact on the Company’s consolidated financial statements.
     In June 2008, the FASB ratified FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF No. 03-6-1”), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” FSP EITF No. 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. FSP EITF No. 03-6-1 is effective for the Company beginning with the first interim period after December 15, 2008, and shall be applied retrospectively to all prior periods. On January 1, 2009, the Company adopted FSP EITF No. 03-6-1, which did not have an impact on the Company.
     FSP FAS no. 107-1 and APB Opinion No. 28-1, “Interim Disclosures About Fair Value of Financial Instruments,” which requires fair value disclosures for financial instruments that are not reflected in the Company’s consolidated balance sheets at fair value. FSP FAS No. 107-1 and APB Opinion No. 28-1 will now require fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. FSP FAS No. 107-1 and APB Opinion No. 28-1 will be effective for interim reporting periods that end after June 15, 2009. The Company will apply the disclosure provisions as appropriate in future filings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report on Form 10-Q includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will” and similar expressions or their negatives are used in this quarterly report, these are forward-looking statements. Many possible events or factors, including those discussed in “Risk Factors” under Item 1A of our annual report filed on Form 10-K for the year ended December 31, 2008, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.
     In this report, “we,” “us,” “our,” “our company” and “the company” refer to Red Lion Hotels Corporation and, as the context requires, all of its wholly and partially owned subsidiaries, including, but not limited to, its 100% ownership of Red Lion Hotels Holdings, Inc. and Red Lion Hotels Franchising, Inc. and its approximate 99% ownership of Red Lion Hotels Limited Partnership. “Red Lion” refers to the Red Lion brand. The term “the system,” “system-wide hotels” or “system of hotels” refers to our entire group of owned, leased and franchised hotels.
     The following discussion and analysis should be read in connection with our unaudited consolidated financial statements and the condensed notes thereto and other financial information included elsewhere in this quarterly report, as well as in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2008, previously filed with the SEC on Form 10-K.
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
     As of March 31, 2009, our hotel system contained 46 hotels located in nine states and one Canadian province, with 8,805 rooms and 436,355 square feet of meeting space as provided below:

		Total	Meeting
		Available	Space
	Hotels	Rooms	(sq. ft.)

Red Lion Owned and Leased Hotels	32	6,245	309,684
Red Lion Franchised Hotels	14	2,560	126,671

Total Red Lion Hotels	46	8,805	436,355

     We operate in three reportable segments:
•	The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels.

•	The franchise segment is engaged primarily in licensing the Red Lion brand to franchisees and managing hotels for third-party owners. This segment generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners in exchange for the use of our brand and access to our central services programs. These programs include the reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards. It has also historically reflected revenue from management fees charged to the owners of managed hotels. We have not managed any hotels for third parties since January 2008.

•	The entertainment segment derives revenue primarily from ticketing services and the promotion and presentation of entertainment productions.
     Our remaining activities do not constitute a reportable segment and have been aggregated into “other,” primarily related to our retail mall direct ownership interest that is attached to one of our hotels and other miscellaneous real estate investments.
Executive Summary
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
     Infrastructure — We have improved the foundation of our company by focusing on our core competencies and investing in the infrastructure we use to manage the distribution of our room inventory through online and traditional reservation channels. We seek to maximize centrally sourced reservations through our state-of-the-art website and central reservations systems, enhanced revenue management strategy and sophisticated interactions with our on-line travel agency (“OTA”) partners. Centrally sourced reservations (i.e. voice, redlion.com, travel agent and third-party on-line travel agencies) accounted for 41.7% and 44.3% of total room revenues at owned and leased hotels in the first quarter of 2009 and 2008.
     Our owned and leased hotels all utilize MICROS Opera Property Management Systems, which provides us with a single image database for managing, analyzing and reporting customer activity, greatly enhancing both our customer service levels and ability to e-market using sophisticated customer relations management tools and tactics.
      Physical Assets — Our assets provide us with a stable, positive cash flow operation and a strong base from which to operate the Red Lion brand. As of March 31, 2009, we owned and leased 32 hotel properties, including hotels in key markets in the western U.S. We also continue to hold properties with strong development potential such as our Bellevue, Washington, Post Falls, Idaho, and Kalispell, Montana locations. In February 2009, we announced the completion of renovations at our newly flagged Red Lion Anaheim property in Southern California. We expect to invest an additional $12.1 million throughout the remainder of 2009 to maintain the condition and presentation of our physical assets, which are key to our success. Excluding the investments at the Anaheim and Denver locations, capital expenditures are expected to be approximately $8.4 million over the remaining nine months of 2009. However, we may reduce our level of anticipated capital spending as appropriate to align with our needs.
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
     Liquidity and Profitability — Given the current state of the hospitality and travel markets, our focus is on maintaining liquidity and profitability. This means intensifying our focused sales and marketing efforts and maximizing revenue management programs to capture market share. We will also continue to streamline operations where possible and remain scalable given the market environment.
     At March 31, 2009, in addition to $8.5 million in cash, we had an unused capacity of $14 million under our $50 million revolving credit facility. This credit facility can be increased by an additional $50 million to a maximum of $100 million, subject to satisfaction of various conditions.
     RevPAR in the first quarter of 2009 for our owned and leased properties dropped 15.9% from the first quarter of 2008, with a 4.0% decrease in ADR. Occupancy at owned and leased properties was down 660 basis points quarter-over-quarter. Our franchise properties also experienced negative RevPAR growth, down 3.2% in the first quarter of 2009 compared to the same period in 2008, although reported a 40 basis point increase in ADR. Average occupancy, average daily rate and revenue per available room statistics provided below include all owned, leased and franchised hotels on a comparable basis.

			For the three months ended March 31,
	2009			2008
	Average (1)			Average (1)
	Occupancy	ADR(2)	RevPAR(3)	Occupancy	ADR (2)	RevPAR(3)
Owned and Leased Hotels	46.6%	$81.04	$37.73	53.2%	$84.42	$44.88
Franchised Hotels	47.5%	$75.40	$35.83	49.3%	$75.07	$37.01

Total Red Lion Hotels	46.8%	$79.39	$37.18	52.0%	$81.86	$42.61

Change from prior comparative period:

Owned and Leased Hotels	(6.6)	-4.0%	-15.9%
Franchised Hotels	(1.8)	0.4%	-3.2%

Total Red Lion Hotels	(5.2)	-3.0%	-12.7%

(1)	Average occupancy represents total paid rooms divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period and includes rooms taken out of service for renovation.

(2)	Average daily rate (“ADR”) represents total room revenues divided by the total number of paid rooms occupied by hotel guests.

(3)	Revenue per available room (“RevPAR”) represents total room and related revenues divided by total available rooms.
     Our goal during this current economically difficult environment is to maintain or improve profit margins through cost controls while maintaining the Red Lion culture so that our guests continue to Stay Comfortable®. We believe that we are well positioned to achieve our strategic goals; however, the current economic situation and its effects on our industry have created an uncertain operating environment for the remainder of 2009 and beyond. There can be no assurance our results of operations will be similar to our results reported in prior years if changes in travel patterns continue or economic conditions do not improve.
Results of Operations
     During the first quarters of 2009 and 2008, we reported net losses attributed to Red Lion Hotels Corporation of approximately $2.9 million (or $0.16 per share) and $4.5 million (or $0.25 per share), respectively. For the three months ended March 31, 2009, total revenue decreased $5.2 million, or 13.2%, from the first quarter of 2008, although this was offset by a $7.6 million, or 17.0%, decrease in operating expenses.
     A summary of our consolidated statement of operations is as follows (in thousands, except per share data):

	Three months ended March 31,
	2009	2008
Total revenue	$34,335	$39,559
Operating expenses	37,228	44,826

Operating loss	(2,893)	(5,267)

Other income (expense):
Interest expense	(1,847)	(2,279)
Other income, net	176	412

Loss before income taxes	(4,564)	(7,134)

Income tax benefit	(1,681)	(2,607)

Net loss	$(2,883)	$(4,527)

Loss per share attributable to Red Lion Hotels Corporation	$(0.16)	$(0.25)

EBITDA	$2,245	$(444)
EBITDA as a percentage of revenues	6.5%	-1.1%
     Operating expenses decreased 17.0% quarter-over-quarter, primarily as a result of reductions in hotels and corporate expenses of $3.6 million and $3.8 million, respectively, in the first quarter of 2009 compared to the same period in 2008. During the first quarter of 2008, we recognized a $3.7 million charge for separation costs associated with the retirement of our former President and Chief Executive Officer. The following table details the impact of the $3.7 million in separation costs for the three months ended March 31, 2008 on net loss, loss per share and EBITDA:

Three months ended March 31,
2008
(in thousands)
Separation costs	$(3,654)
Income tax benefit	1,297

Impact of separation costs on net loss attributable to Red Lion Hotels Corporation	$(2,357)

Separation costs	$(0.20)
Income tax benefit	0.07

Impact of separation costs on loss per share	$(0.13)

Impact of separation costs on EBITDA	$(3,654)

     EBITDA represents net loss attributable to Red Lion Hotels Corporation before interest expense, income tax benefit and depreciation and amortization. We utilize EBITDA as a financial measure because management believes that investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, on-going operations. We believe it is a complement to net loss attributable to Red Lion Hotels Corporation and other financial performance measures. EBITDA is not intended to represent net loss attributable to the Company as defined by generally accepted accounting principles in the United States (“GAAP”), and such information should not be considered as an alternative to net loss, cash flows from operations or any other measure of performance prescribed by GAAP.
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
     However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA, as defined by us, may not be comparable to EBITDA as reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net loss attributable to Red Lion Hotels Corporation, which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net loss determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.
     The following is a reconciliation of EBITDA to net loss attributable to Red Lion Hotels Corporation for the periods presented (in thousands):

	Three months ended March 31,
	2009	2008
EBITDA	$2,245	$(444)
Income tax benefit	1,681	2,607
Interest expense	(1,847)	(2,279)
Depreciation and amortization	(4,957)	(4,394)

Net loss attributable to Red Lion Hotels Corporation	$(2,878)	$(4,510)

Revenue
     A breakdown of our revenues from operations for the first three months of 2009 and 2008 is as follows (in thousands):

	Three months ended March 31,
	2009	2008
Operating revenue
Hotels:
Room revenue	$20,439	$23,550
Food and beverage revenue	9,538	10,803
Other department revenue	827	882

Total hotels segment revenue	30,804	35,235

Franchise	275	335
Entertainment	2,523	3,211
Other	733	778

Total revenue	$34,335	$39,559

     During the first quarter of 2009, revenue from the hotels segment decreased $4.4 million, or 12.6%, compared to the first quarter of 2008. Transient room revenue decreased $2.3 million, or 16.8%, on a quarter-over-quarter basis, consistent with the economic trends experienced since the fall of 2008. Hotel revenue in the first three months of 2009 included $1.6 million from the Red Lion Denver Southeast, which was purchased in May 2008.
     Revenues in the franchise segment decreased $0.1 million, or 17.9%, in the first three months of 2009 compared to 2008, primarily the result of decreased royalty fees as our system contains fewer franchise properties year-over-year. Revenues in the entertainment segment decreased $0.7 million, or 21.4%, in the first three months of 2009, primarily related to the mix of shows presented compared to the first quarter of 2008 and lower ticketing revenues. Revenues derived from our other segment, primarily from the operations of a mall, decreased slightly quarter-over-quarter.
Operating Expenses
     Operating expenses include direct operating expenses for each of the operating segments, hotel facility and land lease expense, depreciation and amortization, gain or loss on asset dispositions and undistributed corporate expenses. In the aggregate, operating expenses during the first three months of 2009 decreased $7.6 million from 2008 as provided below:

	Three months ended March 31,
	2009	2008
	(In thousands)
Operating Expenses
Hotels	$26,403	$30,000
Franchise	136	73
Entertainment	2,115	3,060
Other	537	538
Depreciation and amortization	4,957	4,394
Hotel Facility and land lease	1,816	1,786
Gain on asset dispositions, net	(2)	(107)
Undistributed corporate expenses	1,266	5,082

Total operating expenses	$37,228	$44,826

Hotels revenue — owned	$22,903	$24,209
Direct margin (1)	$4,371	$4,241
Direct margin %	19.1%	17.5%

Hotels revenue – leased	$7,901	$11,026
Direct margin (1)	$30	$994
Direct margin %	0.4%	9.0%

Franchise revenue	$275	$335
Direct margin (1)	$139	$262
Direct margin %	50.5%	78.2%

Entertainment revenue	$2,523	$3,211
Direct margin (1)	$408	$151
Direct margin %	16.2%	4.7%

Other revenue	$733	$778
Direct margin (1)	$196	$240
Direct margin %	26.7%	30.8%

(1)	Revenues less direct operating expenses

     Our hotel properties have been actively involved in cost cutting measures and constant evaluation of our business processes and the products and services we provide to our guests. Direct hotel expenses in the first quarter of 2009 decreased $3.6 million, or 12.0%, compared to the first quarter of 2008. Room related expenses decreased $1.3 million, or 17.5%, compared with a room revenue decrease of $3.1 million, or 13.2%. Food and beverage costs also decreased $1.5 million, or 16.0% quarter-over-quarter, compared with a food and beverage revenue decrease of $1.3 million, or 11.7%. Owned hotel properties experienced a direct margin improvement of 160 basis points from the comparable period in 2008, partially offset by an 860 basis point drop from leased hotels.
     Direct costs for the franchise segment increased in the first quarter of 2009 compared to the same period in 2008, as a result of legal fees incurred. The entertainment segment experienced a $0.9 million, or 30.9%, decrease in operating expenses quarter-over-quarter. Ticketing specific revenues decreased $0.3 million, but was offset by a decrease in expenses of $0.6 million for the three months ended March 31, 2009. Prior year’s ticketing expenses reflected costs associated with the implementation of new ticketing software that was completed in early 2008 amongst all regions.
     Depreciation and amortization expenses increased $0.6 million, or 12.8%, as the first quarter of 2009 includes costs related to our Red Lion Denver Southeast property, which was acquired in May 2008. Corporate expenses decreased $3.8 million, or 75.1%, quarter-over-quarter. The first quarter of 2008 reflects $3.7 million in separation costs related to the retirement of our former President and Chief Executive Officer.
Income Taxes
     Income tax benefits recognized during the first quarter of 2009 decreased $0.9 million to $1.7 million, compared to $2.6 million in the first quarter of 2008, primarily due to $1.3 million associated with the separation costs recorded upon the retirement of our former President and Chief Executive Officer in the prior period. The experienced rate on pre-tax net loss differed from the statutory combined federal and state tax rates primarily due to the utilization of certain incentive tax credits allowed under federal law.
Liquidity and Capital Resources
     We believe that our assets provide us with a stable, positive cash flow and we have the financial flexibility to manage our business. We expect to meet our short-term liquidity needs over the next twelve months using funds generated from operating activities and by existing cash and cash equivalents of $8.5 million at March 31, 2009. To finance the May 2008 acquisition of the Red Lion Denver Hotel Southeast for $25.3 million, we utilized $23.0 million of our $50 million credit facility. In addition, we borrowed $15.0 million under the facility in December 2008 to fund ongoing hotel renovations and for general corporate purposes. We have the ability to increase this facility to $100 million, subject to satisfaction of various conditions, including continued compliance with our debt covenants and the furnishing of additional collateral.
     At March 31, 2009, outstanding debt was $149.4 million, including $36.0 million outstanding under our variable rate credit facility at 2.0% interest, $13.7 million under a variable rate note with a bank, $30.8 million in the form of deeply subordinated trust preferred securities and a total of $68.9 million in 13 fixed-rate notes collateralized by individual properties. Our average pre-tax interest rate on debt was 6.0% during the first quarter of 2009, 67% of which was fixed at an average rate of 7.9% and 33% was at an average variable rate of 2.1%. Our first debt matures in 2011. Only the credit facility and variable rate bank note have restricted financial covenants, with which we were in compliance as of March 31, 2009.
     A comparative summary of our balance sheets at March 31, 2009 and December 31, 2008 is provided below:

	March 31,	December 31,
	2009	2008
Consolidated balance sheet data (in thousands):
Cash and cash equivalents	$8,527	$18,222
Working capital (1)	$2,037	$10,007
Property and equipment, net	$301,493	$298,496
Total assets	$372,668	$380,772

Total long-term debt	$118,577	$119,331
Debentures due Red Lion Hotels Capital Trust	$30,825	$30,825
Total liabilities	$193,832	$199,381
Total stockholders’ equity	$178,836	$181,391

(1)	Represents current assets less current liabilities.
     During the remaining nine months of 2009, we expect cash expenditures to primarily include the funding of operating activities, interest payments on our outstanding indebtedness and additional capital expenditures to primarily fund renovation costs. We expect to meet our long-term liquidity requirements for future investments and continued hotel and other various capital improvements through net cash provided by operations, debt or equity issuances.
Operating Activities
     Net cash used in operations during the first quarter of 2009 totaled $1.1 million, a $0.8 million increase over the same period in 2008. Non-cash income statement expenses, including depreciation and amortization and stock based compensation, totaled $3.5 million during 2009 compared to $5.6 million in 2008. Working capital during 2009 compared to 2008 changed by $0.3 million, including changes to restricted cash, receivables, accruals, payables and inventories. We realized a $3.0 million change in accounts payable in the first quarter of 2009 compared to 2008, primarily as a result of renovation activities that were completed at our Red Lion Anaheim property in February of 2009, offset by a $1.5 million positive change in accounts receivables in 2009 compared to 2008.
Investing Activities
     Net cash used in investing activities totaled $7.9 million during the first quarter of 2009, compared to $1.7 million used during the same period in 2008. Cash additions to property and equipment increased $4.9 million, primarily related to the renovations completed at our Red Lion Anaheim property. In the first quarter of 2008, we utilized $0.8 million of restricted cash to fulfill our commitment of $3.0 million in tenant improvements at the Red Lion Hotel Sacramento in connection with its 2007 sublease. This commitment was completed by the end of 2008. Other investing activities decreased $0.5 million quarter-over-quarter. In the first quarter of 2008, we received approximately $0.5 million for a worker’s compensation premium reimbursement and from the payoff of a long-term receivable.
Financing Activities
     Net financing activities used approximately $0.7 million in cash during the first quarter of 2009, compared to $1.4 million used during 2008. At March 31, 2009, we had total debt obligations of $149.4 million, of which $67.0 million was securitized debt collateralized by individual hotels with fixed interest rates ranging from 6.7% to 8.1%. Our average pre-tax interest rate on debt was 6.0% during the first quarter of 2009, compared to 7.8% during the first quarter of 2008. Included within outstanding debt are debentures due to the Red Lion Hotels Capital Trust of $30.8 million, which are uncollateralized and due to the Trust at a fixed rate of 9.5%.
     Of the $67.0 million in securitized debt, three pools of cross securitized debt exist: (i) one consisting of five properties with a total of $20.4 million, all of which mature in 2013; (ii) a second consisting of two properties with total borrowing of $18.4 million, which both mature in 2011; and (iii) a third consisting of four properties with total borrowings of $22.8 million, all of which mature in 2013. Each pool of securitized debt and the other collateralized hotel borrowings include defeasance provisions for early repayment.
     In December 2008, we announced a common stock repurchase program for up to $10.0 million. During December 2008, we repurchased 303,000 shares at a cost of $0.9 million, although no shares were repurchased in the first quarter of 2009. During the first quarter of 2008, we purchased 93,000 shares at an aggregate cost of $0.9 million under the September 2007 plan.
Contractual Obligations
     The following table summarizes our significant contractual obligations as of March 31, 2009, including contractual obligations of business units identified as discontinued on our consolidated balance sheet (in thousands):

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt (1)	$138,697	$9,045	$74,347	$55,305	$—
Operating leases (2)	62,341	7,774	13,826	10,200	30,541
Service Agreements	825	275	550	—	—
Debentures due Red Lion Hotels Capital Trust (1)	133,073	2,928	5,857	5,857	118,431

Total contractual obligations (3)	$334,936	$20,022	$94,580	$71,362	$148,972

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)	Operating lease amounts are net of estimated sublease income of $11.9 million annually.

(3)	With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.
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
     In October 2007, we completed an acquisition of a 100-year (including extension periods) leasehold interest in a hotel in Anaheim, California for $8.3 million. As required under the terms of the leasehold agreement, we will pay $1.8 million per year in lease payments through April 2011, the amounts of which have been reflected in the above table. At our options, we are entitled to extend the lease for 19 additional terms of five years each, with increases in lease payments tied directly to the Consumer Price Index. Beyond the monthly payments through April 2011, we have not included any additional potential future lease commitment related to the Anaheim property in the table above.
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
Off-balance Sheet Arrangements
     As of March 31, 2009, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Other Matters
Franchise Contracts
     At March 31, 2009, our system of hotels included 14 hotels under franchise agreements, representing a total of 2,560 rooms. As previously disclosed, during the first quarter of 2009, the franchise agreement for the Red Lion Hotel and Casino Winnemucca (105 rooms) expired and was not renewed, and this property has since left our system of hotels.
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
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. We consider a critical accounting policy to be one that is both important to the portrayal of our financial condition and results of operations and requires management’s most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2008.
     Management has discussed the development and selection of our critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosures presented on Form 10-K for the year ended December 31, 2008. Since the date of our 2008 Form 10-K, there have been no material changes to our critical accounting policies, nor have there been any changes to our methodology and assumptions applied to these policies.
New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which established a framework for measuring fair value in accordance with generally accepted accounting principles and expanded disclosure about fair value measurements. SFAS No. 157 was effective January 1, 2008 for financial assets and liabilities with respect to nonfinancial assets and nonfinancial liabilities, the statement was effective for our Company starting January 1, 2009. The adoption of this statement as it pertains to nonfinancial assets and liabilities had no significant impact on our consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), effective for annual periods beginning after December 15, 2008. SFAS No. 141R addresses consistent fair value measurements and modifies how business acquisitions are accounted for. The impact of adopting SFAS No. 141 will be limited to business combinations occurring after January 1, 2009, and will impact financial statements both on the acquisition date and in subsequent periods. The adoption of SFAS No. 141R had no impact on our consolidated financial statements as of March 31, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), effective for annual periods beginning after December 15, 2008. SFAS No. 160 changes the accounting and reporting for minority interests, which will be further referred to as noncontrolling interests and classified as a component of equity separate from the parent company’s equity. Net income (loss) attributable to noncontrolling interests will be included on the income statement separate from net income (loss) from the parent company’s operations. SFAS No. 160 is intended to allow for an increased understanding of controlling versus noncontrolling interests of the consolidated company. We adopted SFAS No. 160 effective January 1, 2009, via retrospective application of the presentation and disclosure requirements.
     In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP No. 142-3 did not have a material impact on our consolidated financial statements.
     In June 2008, the FASB ratified FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF No. 03-6-1”), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” FSP EITF No. 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. FSP EITF No. 03-6-1 is effective for us beginning with the first interim period after December 15, 2008, and shall be applied retrospectively to all prior periods. On January 1, 2009, we adopted FSP EITF No. 03-6-1, which had no impact for us.
     FSP FAS no. 107-1 and APB Opinion No. 28-1, “Interim Disclosures About Fair Value of Financial Instruments,” which requires fair value disclosures for financial instruments that are not reflected on our consolidated balance sheets at fair value. FSP FAS No. 107-1 and APB Opinion No. 28-1 will now require fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. FSP FAS No. 107-1 and APB Opinion No. 28-1 will be effective for interim reporting periods that end after June 15, 2009. We will apply the disclosure provisions as appropriate in future filings.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At March 31, 2009, $99.8 million of our outstanding debt was subject to currently fixed interest rates and was not exposed to market risk from rate changes. At March 31, 2009, a total of $36.0 million was outstanding on our revolving credit facility at an interest rate of 2.0% based on a 30-day LIBOR plus 1.5%. Outstanding borrowings under the facility accrue interest rates that range from 150 to 225 basis points over LIBOR, with an option for base rate loans based upon the federal fund rate or prime rate. We also have $13.7 million outstanding on a loan that closed in September 2008, that provides for a five-year term and a spread over LIBOR that was 1.75% at March 31, 2009. We do not foresee any significant changes in our exposure to fluctuations in interest rates, although we will continue to manage our exposure to this risk by monitoring available financing alternatives.
     The below table summarizes our debt obligations at March 31, 2009, on our consolidated balance sheet (in thousands). During the first quarter of 2009, recurring scheduled principal payments of $0.8 million were made that were included as debt obligations at December 31, 2008.

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Long-term debt
Fixed rate	$2,253	$3,172	$61,275	$1,976	$49,901	$—	$118,577	$114,526
Average interest rate							5.0%

Debentures due Red Lion Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$15,217
Average interest rate							9.5%
Item 4. Controls and Procedures
     During March 31, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.
     There were no changes in internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), during the first three months of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our annual report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our annual report may not be the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.
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
Red Lion Hotels Corporation
Registrant

	Signature	Title	Date

By:	/s/ Anupam Narayan	President and Chief Executive Officer	May 7, 2009
	Anupam Narayan	(Principal Executive Officer)

By:	/s/ Anthony F. Dombrowik	Senior Vice President, Chief Financial Officer	May 7, 2009
	Anthony F. Dombrowik	(Principal Financial and Accounting Officer)