Form 10-Q
period 2009-06-30
Red Lion Hotels CORP
filed 2009-08-06
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of August 3, 2009, there were 18,162,143 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2009 and December 31, 2008

	June 30,	December 31,
	2009	2008
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,779	$18,222
Restricted cash	2,666	3,890
Accounts receivable, net	10,265	11,337
Inventories	1,315	1,375
Prepaid expenses and other	3,334	2,574

Total current assets	24,359	37,398

Property and equipment, net	300,919	298,496
Goodwill	28,042	28,042
Intangible assets, net	10,289	10,376
Other assets, net	7,140	6,460

Total assets	$370,749	$380,772

LIABILITIES
Current liabilities:
Accounts payable	$6,527	$10,990
Accrued payroll and related benefits	4,362	4,925
Accrued interest payable	284	314
Advance deposits	1,395	398
Other accrued expenses	10,091	7,756
Long-term debt, due within one year	3,088	3,008

Total current liabilities	25,747	27,391

Revolving credit facility	30,000	36,000
Long-term debt, due after one year	78,752	80,323
Deferred income	9,018	8,476
Deferred income taxes	15,405	16,366
Debentures due Red Lion Hotels Capital Trust	30,825	30,825

Total liabilities	189,747	199,381

STOCKHOLDERS’ EQUITY
Red Lion Hotels Corporation stockholders’ equity
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 18,118,106 and 17,977,205 shares issued and outstanding	181	180
Additional paid-in capital, common stock	141,856	141,137
Retained earnings	38,946	40,055

Total Red Lion Hotels Corporation stockholders’ equity	180,983	181,372

Noncontrolling interest	19	19

Total equity	181,002	181,391

Total liabilities and stockholders’ equity	$370,749	$380,772

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Six Months Ended June 30, 2009 and 2008

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Revenue:
Hotels	$40,956	$46,693	$71,760	$81,928
Franchise	733	445	1,008	780
Entertainment	2,584	1,895	5,107	5,106
Other	661	779	1,394	1,556

Total revenues	44,934	49,812	79,269	89,370

Operating expenses:
Hotels	28,633	33,452	55,036	63,452
Franchise	8	73	144	145
Entertainment	2,273	2,114	4,388	5,174
Other	544	527	1,081	1,065
Depreciation and amortization	5,306	4,632	10,263	9,028
Hotel facility and land lease	1,834	1,860	3,650	3,646
Gain on asset dispositions, net	(45)	(33)	(47)	(140)
Undistributed corporate expenses	1,721	1,882	2,987	6,963

Total expenses	40,274	44,507	77,502	89,333

Operating income	4,660	5,305	1,767	37

Other income (expense):
Interest expense	(2,182)	(2,356)	(4,029)	(4,635)
Other income, net	172	499	348	911

Income (loss) before taxes	2,650	3,448	(1,914)	(3,687)

Income tax expense (benefit)	876	1,142	(805)	(1,465)

Net income (loss)	1,774	2,306	(1,109)	(2,222)

Net (income) loss attributable to noncontrolling interest	(5)	(5)	—	12

Net income (loss) attributable to Red Lion Hotels Corporation	$1,769	$2,301	$(1,109)	$(2,210)

Earnings (loss) per share attributable to Red Lion Hotels Corporation:
Basic	$0.10	$0.13	$(0.06)	$(0.12)
Diluted	$0.10	$0.12	$(0.06)	$(0.12)

Weighted average shares — basic	18,095	18,237	18,054	18,234
Weighted average shares — diluted	18,140	18,531	18,054	18,234
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2009 and 2008

	Six months ended June 30,
	2009	2008
	(In thousands)
Operating activities:
Net loss	$(1,109)	$(2,222)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,263	9,028
Gain on disposition of property, equipment and other assets, net	(47)	(140)
Deferred income tax (benefit) provision	(961)	176
Equity in investments	31	28
Imputed interest expense	—	111
Compensation expense related to stock and option issuance	680	1,905
Provision for (collection of) doubtful accounts	64	(16)
Change in current assets and liabilities:
Restricted cash	1,224	1,173
Accounts receivable	1,008	(1,609)
Inventories	60	99
Prepaid expenses and other	(760)	(1,573)
Accounts payable	(4,463)	1,437
Accrued payroll and related benefits	(563)	1,210
Accrued interest payable	(30)	(11)
Deferred Income	900	—
Other accrued expenses and advance deposits	3,208	(344)

Net cash provided by operating activities	9,505	9,252

Investing activities:
Purchases of property and equipment	(12,479)	(35,418)
Non-current restricted cash for sublease tenant improvements, net	(576)	1,727
Proceeds from disposition of property and equipment	8	5
Advances to Red Lion Hotels Capital Trust	(27)	(27)
Other, net	(423)	647

Net cash used in investing activities	(13,497)	(33,066)

Financing activities:
Borrowings on revolving credit facility	—	23,000
Repayment of revolving credit facility	(6,000)	(1,000)
Repayment of long-term debt	(1,491)	(4,433)
Common stock redeemed	(11)	(926)
Proceeds from issuance of common stock under employee stock purchase plan	51	71

Net cash (used in) provided by financing activities	(7,451)	16,712

Change in cash and cash equivalents:
Net decrease in cash and cash equivalents	(11,443)	(7,102)
Cash and cash equivalents at beginning of period	18,222	15,044

Cash and cash equivalents at end of period	$6,779	$7,942

Supplemental disclosure of cash flow information:

Cash paid during periods for:
Interest on long-term debt	$4,515	$4,535
Cah received during periods for:
Income taxes	$—	$900
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
          Red Lion Hotels Corporation (“Red Lion” or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale and upscale, full service hotels under the Red Lion brand. As of June 30, 2009, the Red Lion system of hotels contained 46 hotels located in nine states and one Canadian province, with 8,803 rooms and 436,355 square feet of meeting space. As of that date, the Company operated 32 hotels, of which 19 are wholly owned and 13 are leased, and franchised 14 hotels that were owned and operated by various third-party franchisees.
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
     The Company was incorporated in the state of Washington in April 1978, and operated hotels until 1999 under various brand names including Cavanaughs Hotels. In 1999, the Company acquired WestCoast Hotels, Inc., and rebranded its Cavanaughs hotels to the WestCoast brand — changing the Company’s name to WestCoast Hospitality Corporation. In 2001, the Company acquired Red Lion Hotels, Inc. In September 2005, after rebranding most of its WestCoast hotels to the Red Lion brand, the Company changed its name to Red Lion Hotels Corporation. The financial statements encompass the accounts of Red Lion Hotels Corporation and all of its consolidated subsidiaries, including its 100% ownership of Red Lion Hotels Holdings, Inc., and Red Lion Hotels Franchising, Inc., and its approximately 99% ownership of Red Lion Hotels Limited Partnership (“RLHLP”). The 1% noncontrolling interest in RLHLP has been classified as a component of equity separate from equity of Red Lion Hotels Corporation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” discussed further in Note 11.
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
     In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at June 30, 2009, the consolidated results of operations for the three and six months ended June 30, 2009 and 2008, and the consolidated cash flows for the six months ended June 30, 2009 and 2008. The results of operations for the periods presented may not be indicative of those which may be expected for a full year. The Company has evaluated all subsequent events through August 6, 2009, the date the consolidated financial statements were issued.
     Management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosures of contingent liabilities. Actual results could materially differ from those estimates.

3. Property and Equipment
     Property and equipment is summarized as follows (in thousands):

	June 30,	December 31,
	2009	2008
Buildings and equipment	$300,301	$281,979
Furniture and fixtures	46,624	39,906
Landscaping and land improvements	7,269	6,753

	354,194	328,638
Less accumulated depreciation and amortization	(124,324)	(116,148)

	229,870	212,490
Land	66,146	66,146
Construction in progress	4,903	19,860

	$300,919	$298,496

4. Notes Payable to Bank
     In September 2006, the Company entered into a revolving credit facility for up to $50 million with a syndication of banks led by Calyon New York Branch. Subject to certain conditions, including the provision of additional collateral acceptable to the lenders, the size of the facility may be increased at the Company’s request to up to $100 million. The initial maturity date for the facility was September 13, 2009, which the Company extended in July 2009 for an additional one year through September 13, 2010. At its choosing, the Company also has the right, subject to compliance with covenants, to extend the maturity to September 2011, which it intends to exercise. Borrowings under the facility may be used to finance acquisitions or capital expenditures, for working capital and for other general corporate purposes. The obligations under the facility are collateralized by a company owned hotel. In connection with the original transaction, the Company paid loan fees and related costs of approximately $0.9 million, which have been deferred and are being amortized over the initial term of the facility.
     Outstanding borrowings under the facility accrue interest as Eurodollar loans with rates ranging from 150 to 225 basis points over LIBOR, with an option for base rate loans based upon the federal funds rate or prime rate. The credit facility requires the Company to comply with certain customary affirmative and negative covenants, the most restrictive of which are financial covenants dealing with leverage, interest coverage and debt service coverage. At June 30, 2009 and December 31, 2008, $30.0 and $36.0 million, respectively, was outstanding under the facility and the Company was in compliance with all of its covenants. At June 30, 2009, the outstanding amount bore interest at a rate of 1.8% based on a 30-day LIBOR plus 1.5%.
     In addition to the above, the Company had $13.5 million outstanding under a variable rate property note with restrictive covenants that mirror those of the credit facility. As of June 30, 2009, the note accrued interest at 2.1% based on a 30-day LIBOR plus 1.75%, and the Company was in compliance with all of its covenants.

5. Business Segments
     As of June 30, 2009 and December 31, 2008, the Company had three operating segments — hotels, franchise and entertainment. The “other” segment consists primarily of a retail mall and miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense; therefore, it has not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues. Selected information with respect to operations is as provided below (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenues:
Hotels	$40,956	$46,693	$71,760	$81,928
Franchise	733	445	1,008	780
Entertainment	2,584	1,895	5,107	5,106
Other	661	779	1,394	1,556

	$44,934	$49,812	$79,269	$89,370

Operating income (loss):
Hotels	$5,970	$7,588	$4,358	$7,498
Franchise	642	238	688	376
Entertainment	203	(327)	503	(286)
Other	(2,155)	(2,194)	(3,782)	(7,551)

	$4,660	$5,305	$1,767	$37

	June 30,	December 31,
	2009	2008

Identifiable assets:
Hotels	$318,405	$316,291
Franchise	16,668	15,983
Entertainment	5,938	5,530
Other	29,738	42,968

	$370,749	$380,772

6. Earnings (Loss) Per Share
     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted income (loss) per share computations for the three and six months ended June 30, 2009 and 2008 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerator — basic and diluted:

Net income (loss)	1,774	2,306	(1,109)	(2,222)
Net (income) loss attributable to noncontrolling interest	(5)	(5)	—	12

Net income (loss) attributable to Red Lion Hotels Corporation	1,769	2,301	(1,109)	(2,210)

Denominator:
Weighted average shares — basic	18,095	18,237	18,054	18,234
Weighted average shares — diluted	18,140	18,531	18,054	18,234

Earnings (loss) per share attributable to Red Lion Hotels Corporation:

Basic	$0.10	$0.13	$(0.06)	$(0.12)
Diluted	$0.10	$0.12	$(0.06)	$(0.12)
     For the three months ended June 30, 2009, none of the 1,213,691 options to purchase common shares outstanding as of that date were considered dilutive, as the grant date stock price of all options outstanding was below the Company’s stock price at June 30, 2009. Similarly, none of the 246,396 restricted stock units outstanding were considered dilutive during the second quarter of 2009. For the three months ended June 30, 2008, 233,446 of the 1,433,048 options to purchase common shares outstanding as of that date were considered dilutive. Of the 55,715 restricted stock units outstanding, 16,040 shares were considered dilutive during the second quarter of 2008. For both comparable periods, all of the 44,837 convertible operating partnership (“OP”) units of RLHLP were considered dilutive.
     For the six months ended June 30, 2009 and 2008, all of the 1,213,691 and 1,433,048 options to purchase common shares, respectively, and the 246,396 and 55,715 restricted stock units outstanding as of those dates were considered anti-dilutive due to the loss for the period. In addition, all of the 44,837 OP units outstanding during both periods were anti-dilutive.
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
     In October 2008, the Company terminated an employment agreement with an Executive Vice President resulting in an expense of $0.9 million for separation payments and other benefits. Of this amount, $0.6 million was paid during the second quarter of 2009. Under the terms of the agreement, the unvested portion of the former executive’s 157,900 stock options and 5,549 restricted stock units immediately vested. All of the former executive’s stock options expired unexercised during the first quarter of 2009.
8. Stock Based Compensation
     The 2006 Stock Incentive Plan, approved by shareholders of the Company in 2006, authorizes the Company to grant stock options, restricted stock, restricted stock units and other equity-based awards to employees, consultants, and directors with respect to up to 1.0 million shares of the Company’s common stock, subject to adjustments for stock splits, stock dividends and similar events. In May 2009, shareholders approved an amendment to the plan at the annual shareholder meeting increasing the common stock authorized for issuance from 1.0 million shares to 2.0 million, as well as limiting the number of restricted stock units that can be granted during any one year to 0.5 million. As of June 30, 2009, there were 1,173,520 shares of common stock available for issuance pursuant to future stock options grants or other awards under the 2006 plan.
     In May 2009, the board of directors granted to executive officers and other key employees 209,483 unvested restricted stock units, which will vest 25% each year for four years. In addition, non-executive directors of the Company were granted an aggregate of 55,068 shares of common stock with a fair value of $0.2 million as part of the existing director compensation arrangement.

     In the second quarter and first six months of 2009, the Company recognized approximately $0.1 million and $0.2 million, respectively, in compensation expense related to options, compared to $0.1 million and $1.5 million, respectively, during the same periods in 2008. The 2008 six-month period includes expense recorded in February of that year upon the retirement of the Company’s former President and Chief Executive Officer, as discussed above in Note 7. As outstanding options vest, the Company expects to recognize approximately $0.9 million in additional compensation expense before the impact of income taxes over a weighted average period of 28 months as required by SFAS No. 123(R), including $0.2 million during the remainder of 2009.
     A summary of stock option activity at June 30, 2009, is as follows:

		Weighted Average
	Number	Exercise
	of Shares	Price
Balance, December 31, 2008	1,311,155	$7.61
Options granted	—	$—
Options exercised	—	$—
Options forfeited	(97,464)	$10.54

Balance, June 30, 2009	1,213,691	$7.37

Exercisable, June 30, 2009	795,393	$6.74

     Additional information regarding stock options outstanding and exercisable as of June 30, 2009, is as follows:

		Weighted
		Average		Weighted	Aggregate		Weighted	Aggregate
Range of		Remaining		Average	Intrinsic		Average	Intrinsic
Exercise	Number	Contractual	Expiration	Exercise	Value (1)	Number	Exercise	Value (1)
Prices	Outstanding	Life (Years)	Date	Price	(in thousands)	Exercisable	Price	(in thousands)

5.10 - 6.07	568,025	2.90	2011-2014	$5.31	$—	504,025	$5.34	$—
7.46 - 7.80	241,626	4.69	2009-2018	7.54	—	130,782	7.50	—
8.31 - 8.80	250,363	7.96	2010-2018	8.70	—	82,859	8.61	—
10.88	5,974	7.07	2016	10.88	—	2,988	10.88	—
12.21-15.00	147,703	7.55	2009-2017	12.64	—	74,739	12.66	—

	1,213,691	4.89	2009-2018	$7.37	$—	795,393	$6.74	$—

(1)	At June 30, 2009, the Company’s closing stock price was $4.80 and therefore below the exercise price of all outstanding options on that date.
     As of June 30, 2009 and 2008, there were 246,396 and 55,715 unvested restricted stock units outstanding, respectively. The forfeiture rate of unvested restricted stock units since grant is approximately 7.9%. In the first six months of 2009 and 2008, the Company recognized approximately $0.1 million and $0.2 million, respectively, in compensation expense related to restricted stock units. The 2008 expense reflects $0.1 million recorded upon the retirement of the Company’s former President and Chief Executive Officer. As the restricted stock units vest, the Company expects to recognize approximately $1.2 million in additional compensation expense over a weighted average period of 43 months.
     Effective January 1, 2008, the Company adopted the 2008 employee stock purchase plan (the “2008 ESPP”) upon the expiration of its previous plan. Under the 2008 ESPP, approved by the Company’s shareholders in May 2008, a total of 300,000 shares of common stock were authorized for purchase by eligible employees at a discount through payroll deductions. No employee may purchase more than $25,000 worth of shares in any calendar year. As allowed under the 2008 ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. In January and July 2009, 25,217 and 29,654 shares, respectively, were issued under the plan.
9. Fair Value of Financial Instruments
     The Company adopted FSP FAS No. 107-1 and APB Opinion No. 28-1 during the second quarter of 2009, as described below in Note 11. Under the guidance, fair value of disclosures for financial instruments is now required quarterly rather than annually. Estimated fair values of financial instruments are as indicated below (in thousands).
     The carrying amounts for cash and cash equivalents, accounts receivable and current liabilities are reasonable estimates of their fair values. The fair value of long-term debt is estimated based on the discounted value of contractual cash flows using the estimated rates currently offered for debt with similar remaining maturities. The debentures are valued at the closing price on June 30, 2009, of the underlying trust preferred securities on the New York Stock Exchange, plus the face value of the debenture amount representing the trust common securities held by the Company.

	June 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents and restricted cash	$9,445	$9,445	$22,112	$22,112
Accounts receivable	$10,265	$10,265	$11,337	$11,337
Cash included in other assets	$576	$576	$—	$—

Financial liabilities:
Current liabilities, excluding debt	$22,659	$22,659	$24,384	$24,384
Long-term debt	$111,840	$107,244	$119,331	$115,466
Debentures	$30,825	$20,061	$30,825	$14,798
     The fair values provided above are not necessarily indicative of the amounts the Company or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.
10. Hotel Sublease
     In connection with a lease amendment for the Red Lion Hotel Sacramento, the Company received deferred lease income of $0.9 million during the second quarter of 2009. The $0.9 million will be recognized over the life of the sublease agreement, which will expire in 2020.
     Also as part of the amendment, the Company committed to $0.9 million in tenant improvements. As of June 30, 2009, $0.3 million had been spent of that amount.
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
     FSP FAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures About Fair Value of Financial Instruments,” require fair value disclosures for financial instruments that are not reflected in the Company’s consolidated balance sheets at fair value. FSP FAS No. 107-1 and APB Opinion No. 28-1 now require fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. FSP FAS No. 107-1 and APB Opinion No. 28-1 became effective during the second quarter of 2009. The adoption of FSP No. 142-3 did not have an impact on the Company’s consolidated financial statements.
     Effective during the second quarter of 2009, the Company adopted SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date financial statements were issued or were available to be issued. See Note 2 for the related disclosures. The adoption of SFAS No. 165 did not have an impact on the Company’s consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” by: eliminating the concept of a qualifying special-purpose entity (“QSPE”); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPE’s must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. SFAS No. 166 requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the consolidated financial statements. SFAS No. 166 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. The Company is currently evaluating the impact that SFAS No. 166 will have on its consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, “Consolidation of Variable Interest Entities” (“SFAS No. 167”), which amends FIN 46(R), “Consolidation of Variable Interest Entities,” and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS No. 167 also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of this standard, will be subject to the provisions of SFAS No. 167 when it becomes effective. SFAS No. 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS No. 167 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. The Company is currently evaluating the impact SFAS No. 167 will have on its consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”), which identifies the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of the provisions of SFAS No. 168 will not have an impact on the Company’s consolidated financial statements.

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
     As of June 30, 2009, our hotel system contained 46 hotels located in nine states and one Canadian province, with 8,803 rooms and 436,355 square feet of meeting space as provided below:

		Total	Meeting
		Available	Space
	Hotels	Rooms	(sq. ft.)

Red Lion Owned and Leased Hotels	32	6,243	309,684
Red Lion Franchised Hotels (1)	14	2,560	126,671

Total Red Lion Hotels	46	8,803	436,355

(1)	Included in this count is the 132-room Red Lion Baton Rouge Hotel, whose franchise agreement ended in July 2009 and was not renewed.
     We operate in three reportable segments:
•	The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels.

•	The franchise segment is engaged primarily in licensing the Red Lion brand to franchisees. This segment generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners in exchange for the use of our brand and access to our central services programs. These programs include the reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards. It has also historically reflected revenue from management fees charged to the owners of managed hotels. We have not managed any hotels for third parties since January 2008.

•	The entertainment segment derives revenue primarily from ticketing services and promotion and presentation of entertainment productions.
     Our remaining activities, none of which constitute a reportable segment, have been aggregated into “other,” and are primarily related to our retail mall direct ownership interest that is attached to one of our hotels and other miscellaneous real estate investments.

Executive Summary
     Our company strategy in this difficult market is to focus on streamlining operations and maximizing the value of our existing portfolio. This will be accomplished through careful cost controls and a focus on brand consistency, which may result in a change to our asset mix. Our goal over the next several years is to maximize shareholder value and return it to shareholders.
     Red Lion has created a unique guest experience by establishing an environment that allows our customers to feel at home while they are away from home. Our product and service culture is successful in both large urban and smaller markets. Our hotels strive to reflect the character of the local markets in which they operate, while maintaining a consistent experience. We believe adherence to consistent customer service standards and brand touch-points allow guests to “Stay Comfortable.” Red Lion hotels have always been known for providing a comfortable lodging experience complemented by genuine service. Our goal is to create the most memorable guest experience possible, through personalized, exuberant service, allowing us to be a leader in our markets. We believe that leveraging the uniqueness of our physical assets and interacting with our guests in the warm, authentic way that Red Lion has historically been known for will drive our hotels’ success. To achieve these goals, we have focused our resources — monetary, capital and human — on:
     Infrastructure — We have improved the foundation of our company by focusing on our core competencies and by investing in the infrastructure we use to manage the distribution of our room inventory through online and traditional reservations channels. We seek to maximize centrally sourced reservations through our state-of-the art website and central reservations systems, enhanced revenue management strategy and sophisticated interactions with our online travel agency (“OTA”) partners. Centrally sourced reservations (i.e. voice, redlion.com, travel agent and third-party on-line travel agencies) accounted for 47.9% and 48.4% of total room revenues at owned and leased hotels during the second quarter of 2009 and 2008, respectively.
     Our owned and leased hotels all utilize MICROS Opera Property Management Systems, which provides us with a single image database for managing, analyzing and reporting customer activity, greatly enhancing both our customer service levels and ability to e-market using sophisticated customer relations management tools and tactics.
     Physical Assets — Our assets provide us with a stable, positive cash flow operation and a strong base from which to operate the Red Lion brand. As of June 30, 2009, we owned and leased 32 hotel properties, including hotels in many key markets in the western U.S. We also continue to hold properties with strong development potential such as our Bellevue, Washington, Post Falls, Idaho, and Kalispell, Montana locations. In February 2009, we announced the completion of renovations at our newly flagged Red Lion Anaheim property in Southern California. Including $1.0 million in renovations at our Denver Southeast location, we expect to invest an additional $5.5 million throughout the remainder of 2009 to maintain the condition and presentation of our physical assets, which are key to our success. However, we may reduce our level of anticipated capital spending as appropriate to align with our needs.
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
     As of June 30, 2009, in addition to $6.8 million in cash, we had an unused capacity of $20 million under our $50 million revolving credit facility. This credit facility can be increased by an additional $50 million to a maximum of $100 million, subject to satisfaction of various conditions.
     RevPAR in the three months ended June 30, 2009 for our owned and leased properties declined 12.6% from the same period in 2008, with a 4.3% decrease in ADR. Occupancy at owned and leased properties declined 590 basis points quarter-over-quarter. Our franchise properties also experienced negative RevPAR growth, down 11.8% in the second quarter of 2009 compared to the same period in 2008, although reported ADR remained relatively unchanged. Average occupancy, average daily rate and revenue per available room statistics provided below include all owned, leased and franchised hotels on a comparable basis.

	For the three months ended June 30,						For the Six months ended June 30
	2009			2008			2009			2008
	Average (1)			Average (1)			Average (1)			Average (1)
	Occupancy	ADR (2)	RevPAR(3)	Occupancy	ADR(2)	RevPAR (3)	Occupancy	ADR (2)	RevPAR (3)	Occupancy	ADR (2)	RevPAR (3)

Owned and Leased Hotels	61.7%	$85.73	$52.92	67.6%	$89.57	$60.57	54.2%	$83.73	$45.37	60.4%	$87.31	$52.73
Franchised Hotels	54.5%	$78.48	$42.76	61.5%	$78.78	$48.46	51.9%	$76.89	$39.93	56.4%	$76.86	$43.33

Total Red Lion Hotels	59.6%	$83.74	$49.87	65.8%	$86.54	$56.93	53.5%	$81.81	$43.80	59.2%	$84.43	$50.01

Change from prior comparative period:
Owned and Leased Hotels	(5.9)	-4.3%	-12.6%				(6.2)	-4.1%	-14.0%
Franchised Hotels	(7.0)	-0.4%	-11.8%				(4.5)	0.0%	-7.8%

Total Red Lion Hotels	(6.2)	-3.2%	-12.4%				(5.7)	-3.1%	-12.4%

(1)	Average occupancy represents total paid rooms divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period and includes rooms taken out of service for renovation.

(2)	Average daily rate (“ADR”) represents total room revenues divided by the total number of paid rooms occupied by hotel guests.

(3)	Revenue per available room (“RevPAR”) represents total room and related revenues divided by total available rooms.
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
Results of Operations
     During the second quarter of 2009, we reported net income attributable to Red Lion Hotels Corporation of $1.8 million (or $0.10 per share) compared to $2.3 million (or $0.12 per share) during the second quarter of 2008. For the first six months of 2009, we reported a net loss attributable to Red Lion Hotels Corporation of $1.1 million (or $0.06 per share) compared to a net loss of $2.2 million (or $0.12 per share) during the first six months of 2008. For the second quarter and first six months of 2009, total revenues decreased $4.9 million and $10.1 million, respectively, compared to those same periods in 2008.
     A summary of our consolidated statement of operations is provided below (in thousands, except per share data).

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Total revenue	$44,934	$49,812	$79,269	$89,370
Operating expenses	40,274	44,507	77,502	89,333

Operating income	4,660	5,305	1,767	37

Other income (expense):
Interest expense	(2,182)	(2,356)	(4,029)	(4,635)
Other income, net	172	499	348	911

Income (loss) before taxes	2,650	3,448	(1,914)	(3,687)

Income tax expense (benefit)	876	1,142	(805)	(1,465)

Net income (loss)	1,774	2,306	(1,109)	(2,222)

(Income) loss attributable to noncontrolling interest	(5)	(5)	—	12

Net income (loss) attributable to Red Lion Hotels Corporation	$1,769	$2,301	$(1,109)	$(2,210)

EBITDA	$10,133	$10,431	$12,378	$9,988
EBITDA as a percentage of revenues	22.6%	20.9%	15.6%	11.2%
     Operating expenses decreased $4.2 million, or 9.5%, quarter-over-quarter, primarily driven by a $4.8 million reduction in hotel operating expenses offset by a $0.7 million increase in depreciation expense. Operating expenses decreased $11.8 million, or 13.2%, in the six-month comparable period, which included a $3.7 million charge for separation costs associated with the retirement of our former President and Chief Executive Officer for the six-month period ended June 30, 2008. The following table details the impact of the $3.7 million charge on net loss, loss per share and EBITDA for the first six months of 2008 (in thousands, except per share data):

Six months ended
June 30, 2008
(in thousands)
Separation costs	$(3,654)
Income tax benefit	1,297

Impact of separation costs on net loss	$(2,357)

Separation costs	$(0.20)
Income tax benefit	0.07

Impact of separation costs on loss per share	$(0.13)

Impact of separation costs on EBITDA	$(3,654)

     EBITDA represents net income (loss) attributable to Red Lion Hotels Corporation before interest expense, income tax (benefit) expense and depreciation and amortization. We utilize EBITDA as a financial measure because management believes that investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, on-going operations. We believe it is a complement to net income (loss) attributable to Red Lion Hotels Corporation and other financial performance measures. EBITDA is not intended to represent net income (loss) attributable to the Company as defined by generally accepted accounting principles in the United States (“GAAP”), and such information should not be considered as an alternative to net income (loss), cash flows from operations or any other measure of performance prescribed by GAAP.
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
     However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA, as defined by us, may not be comparable to EBITDA as reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income (loss) attributable to Red Lion Hotels Corporation, which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income (loss) determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.
     The following is a reconciliation of EBITDA to net income (loss) attributable to Red Lion Hotels Corporation for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
EBITDA	$10,133	$10,431	$12,378	$9,988
Income tax (expense) benefit	(876)	(1,142)	805	1,465
Interest expense	(2,182)	(2,356)	(4,029)	(4,635)
Depreciation and amortization	(5,306)	(4,632)	(10,263)	(9,028)

Net income (loss) attributable to Red Lion Hotels Corporation	$1,769	$2,301	$(1,109)	$(2,210)

Revenue
     A breakdown of our revenues for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Operating revenue
Hotels:
Rooms	$28,877	$32,569	$49,317	$56,119
Food and beverage	11,046	13,012	20,583	23,815
Other department	1,033	1,112	1,860	1,994

Total hotels segment	40,956	46,693	71,760	81,928

Franchise	733	445	1,008	780
Entertainment	2,584	1,895	5,107	5,106
Other	661	779	1,394	1,556

Total Operating Revenue	$44,934	$49,812	$79,269	$89,370

     Three Months Ended June 30, 2009 and 2008
     During the second quarter of 2009, revenue from the hotels segment decreased $5.7 million, or 12.3%, compared to the second quarter of 2008, primarily as a result of a $3.7 million decrease in room revenue, including quarter-over-quarter decreases in transient and group revenues of $2.1 million and $1.3 million, respectively. The current period reflects a 4.3% decrease in average daily rate and a 590 basis point drop in occupancy. Hotel revenue in the second quarter of 2009 included $2.0 million from the Red Lion Denver Southeast, which was purchased in May 2008 and contributed $1.3 million in revenue during the second quarter of 2008.
     Revenue from the franchise segment increased $0.3 million due to a settlement received in the second quarter of 2009 from a franchisee that we terminated from the system in 2008, partially offset by a decrease in royalty fees collected during the second quarter as a result of having fewer franchised hotels in our system year-over-year. Revenues from the entertainment segment increased $0.7 million, or 36.4%, quarter-over-quarter due to the mix of shows presented during both periods and an increase in ticketing revenues.
     Six Months Ended June 30, 2009 and 2008
     In the first six months of 2009, revenue from the hotels segment decreased $10.2 million, or 12.4%, compared to the first six months of 2008. The decrease was primarily driven by a $6.8 million, or 12.1%, decline in room revenue which included a $4.3 million decrease in transient revenue and a $2.1 million decrease in group revenue in the comparable periods. Compared to the first six months of 2008, average daily rate decreased 4.1% and occupancy levels dropped 620 basis points to 54.2%.
     Revenue from the franchise segment increased $0.2 million, or 29.2%, compared to the first six months of 2008, due to the settlement received in the second quarter of 2009 as discussed above. Entertainment revenue of $5.1 million was flat for the comparable periods.
Operating Expenses
     Operating expenses include direct operating expenses for each of the operating segments, hotel facility and land lease expense, depreciation and amortization, gain or loss on asset dispositions and undistributed corporate expenses. In the aggregate, operating expenses during the three and six months ended June 30, 2009, decreased $4.2 million and $11.8 million, respectively, over the same periods in 2008 as provided below:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands)
Operating Expenses
Hotels	$28,633	$33,452	$55,036	$63,452
Franchise	8	73	144	145
Entertainment	2,273	2,114	4,388	5,174
Other	544	527	1,081	1,065
Depreciation and amortization	5,306	4,632	10,263	9,028
Hotel facility and land lease	1,834	1,860	3,650	3,646
Gain on asset dispositions, net	(45)	(33)	(47)	(140)
Undistributed corporate expenses	1,721	1,882	2,987	6,963

Total operating expenses	$40,274	$44,507	$77,502	$89,333

Hotels revenue — owned	$29,287	$32,491	$52,191	$56,700
Direct margin (1)	$9,419	$9,855	$13,791	$14,129
Direct margin %	32.2%	30.3%	26.4%	24.9%

Hotels revenue — leased	$11,669	$14,202	$19,569	$25,228
Direct margin (1)	$2,904	$3,386	$2,933	$4,347
Direct margin %	24.9%	23.8%	15.0%	17.2%

Franchise revenue	$733	$445	$1,008	$780
Direct margin (1)	$725	$372	$864	$635
Direct margin %	98.9%	83.6%	85.7%	81.4%

Entertainment revenue	$2,584	$1,895	$5,107	$5,106
Direct margin (1)	$311	$(219)	$719	$(68)
Direct margin %	12.0%	-11.6%	14.1%	-1.3%

Other revenue	$661	$779	$1,394	$1,556
Direct margin (1)	$117	$252	$313	$491
Direct margin %	17.7%	32.3%	22.5%	31.6%

(1)   Revenues less direct operating expenses.
     Three Months Ended June 30, 2009 and 2008
     Our hotel properties have been actively involved in cost cutting measures and constant evaluation of our business processes and the products and services we provide to our guests. Direct hotel expenses decreased $4.8 million, or 14.4%, from the second quarter of 2008, compared with a hotel segment revenue decrease of 12.3% during the second quarter of 2009. Both room and food-related expenditures were down $1.1 million and $1.4 million, respectively, in the second quarter of 2009 compared to the second quarter of 2008. Overall, the hotels segment had a direct profit of $12.3 million in the second quarter of 2009 compared to $13.2 million during the second quarter of 2008, providing for a direct operating margin in the second quarter of 2009 of 30.1%, a 170 basis point improvement compared to 28.4% during the same period in 2008.
     Direct costs for the franchise segment decreased 89.0% in the second quarter of 2009 compared to the second quarter of 2008, resulting in a direct margin increase of $0.4 million primarily due to the settlement received in the second quarter of 2009 as discussed above. The entertainment segment reported increased expenses of $0.2 million, or 7.5%, compared to a revenue increase of $0.7 million, or 36.4%, during the second quarter of 2009 compared to the same period in 2008. Overall, the entertainment segment reported a direct margin profit of $0.3 million during the second quarter of 2009, compared to a $0.2 million direct margin loss in the second quarter of 2008.
     Undistributed corporate expenses include general and administrative charges such as corporate payroll, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment are distributed, such as accounting, human resources and information technology, and are included in direct expenses. Total undistributed corporate expenses decreased by 8.6% quarter-over-quarter to $1.7 million, a result of cost containment measures.

     Six Months Ended June 30, 2009 and 2008
     Direct hotel expenses during the first six months of 2009 decreased $8.4 million, or 13.3%, over the first six months of 2008. Rooms-related expenses decreased $2.5 million, combined with a food-related expense decrease of $2.8 million during the comparable periods. Overall, the segment recorded direct profit during the first six months of 2009 of $16.7 million compared to $18.5 million during the first six months of 2008, a result of weak demand partially offset by property-level cost controls. Year-over-year, hotel direct margins increased 75 basis points.
     Direct costs for the franchise segment remained constant at $0.1 million during the first six months of 2009 and 2008, for a segment margin improvement of 360 basis points, or $0.2 million, year-over-year. Entertainment costs decreased $0.8 million, or 15.2%, from the prior year period. The six-month period in 2008 was negatively impacted by fewer shows presented compared to the first six months of 2009. Overall, the entertainment segment reported a direct margin profit of $0.7 million during the first six months of 2009 compared to a direct margin loss of $0.1 million during the first six months of 2008.
     Undistributed corporate expenses during the first six months of 2008 included the $3.7 million charge for separation costs discussed above, which was the most substantial contributor to the $4.0 million variance year-over-year. The negative variance can also be attributed to cost control measures.
Income Taxes
     During the second quarter of 2009, we reported income tax expense of $0.9 million compared to $1.1 million during the second quarter of 2008. During the first six months of 2009, we recognized an income tax benefit of $0.8 million, compared to a $1.5 million income tax benefit during the same period in 2008. In 2008, our income tax benefit included $1.3 million associated with the separation costs recorded upon the retirement of our former President and Chief Executive Officer. The experienced rate on pre-tax net income differed from the statutory combined federal and state rates primarily due to the utilization of certain incentive tax credits allowed under federal law.
Liquidity and Capital Resources
     We believe that our assets provide us with a stable, positive cash flow and we have the financial flexibility to manage our business. We expect to meet our short-term liquidity needs over the next twelve months using funds generated from operating activities and by existing cash and cash equivalents of $6.8 million at June 30, 2009. During the second quarter of 2009, we repaid $6.0 million on our $50 million credit facility resulting in an outstanding balance of $30.0 million as of June 30, 2009. We have the ability to increase this facility to $100 million, subject to satisfaction of various conditions, including continued compliance with our debt covenants and the furnishing of additional collateral.
     At June 30, 2009, outstanding debt was $142.7 million. In addition to the $30.0 million outstanding under the credit facility, we had other outstanding debt of $13.5 million under a variable rate note with a bank, $30.8 million in the form of deeply subordinated trust preferred securities and a total of $68.4 million in 13 fixed-rate notes collateralized by individual properties. Our average pre-tax interest rate on debt was 6.1% at June 30, 2009, 70% of which was fixed at an average rate of 7.9% and the remaining 30% was at an average variable rate of 1.9%. Our first debt matures in September 2011. Only the credit facility and variable rate bank note have restricted financial covenants, with which we were in compliance as of June 30, 2009.
     A comparative summary of our balance sheets at June 30, 2009 and December 31, 2008 is provided below:

	June 30,	December 31,
	2009	2008
Consolidated balance sheet data (in thousands):
Cash and cash equivalent	$6,779	$18,222
Working capital (1)	$(1,388)	$10,007
Property and equipment, net	$300,919	$298,496
Total assets	$370,749	$380,772

Total long-term debt	$111,840	$119,331
Debentures due Red Lion Hotels Capital Trust	$30,825	$30,825
Total liabilities	$189,747	$199,381
Total stockholders’ equity	$181,002	$181,391

(1)	Represents current assets less current liabilities.

     During the remaining six months of 2009, we expect cash expenditures to primarily include the funding of operating activities, interest payments on our outstanding indebtedness and additional capital expenditures to primarily fund renovation costs. We expect to meet our long-term liquidity requirements for future investments and continued hotel and other various capital improvements through net cash provided by operations, debt or equity issuances.
Operating Activities
     Net cash provided by operations increased $0.3 million to $9.5 million during the first six months of 2009 compared to the 2008 period. Non-cash income statement expenses, including depreciation and amortization, provision for deferred tax and stock based compensation, decreased 9.6% during the first six months of 2009, offset by favorable working capital changes, including restricted cash, receivables, accruals and the receipt of deferred lease income, which resulted in increased cash flow of $0.2 million during the first six months of 2009. We realized a $4.5 million change in accounts payable in the first six months of 2009 compared to 2008, primarily as a result of renovation activities that were completed at our Red Lion Anaheim property in February 2009, offset by a $1.0 million positive change in accounts receivable in 2009 compared to 2008. In June 2009, we received $0.9 million in deferred lease income pursuant to an amendment to the sublease agreement for the Red Lion Hotel Sacramento. The $0.9 million will be recognized over the life of the sublease agreement.
Investing Activities
     Net cash used in investing activities during the first six months of 2009 totaled $13.5 million, compared to $33.1 million in the comparable 2008 period. Cash additions to property and equipment increased $2.4 million, excluding the purchase of the Red Lion Hotel Denver Southeast in May 2008, primarily related to the renovations completed at our Red Lion Anaheim, Seattle’s Fifth Avenue and Denver properties. The first six months of 2008 included the acquisition of the Red Lion Hotel Denver Southeast for $25.3 million in May 2008, and property and equipment additions throughout the system, including Micros-OPERA property management systems. During the second quarter of 2009, we utilized $0.3 million of restricted cash to fulfill our commitment of $0.9 million in tenant improvements at the Red Lion Hotel Sacramento in connection with an amendment to the sublease agreement.
     During the first six months of 2008, we utilized $1.7 million of restricted cash to fulfill our original commitment of $3.0 million in tenant improvements at the Red Lion Hotel Sacramento as discussed above. This original commitment was completed by the end of 2008. Also during the first six months of 2008, we received approximately $0.5 million for a worker’s compensation premium reimbursement and from the payoff of a long-term receivable.
Financing Activities
     Net financing activities utilized cash of approximately $7.5 million during the first six months of 2009 compared to $16.7 million provided during the 2008 period. During the first six months of 2009, we repaid $6.0 million on our $50 million credit facility, as well as $1.5 million in scheduled principal long-term debt payments.
     In 2008, $23.0 million was provided from our credit facility to finance the acquisition of the Red Lion Hotel Denver Southeast, offset by the repayment of $4.4 million in scheduled principal long-term debt payments and the repayment of $1.0 million of the $23.0 million drawn on the credit facility in May 2008.
     At June 30, 2009, we had total debt obligations of $142.7 million, of which $66.6 million was securitized debt collateralized by individual hotels with fixed interest rates ranging from 6.7% to 8.1%. Our average pre-tax interest rate on debt was 6.1% at June 30, 2009, compared to 7.8% at this same time a year ago. Included within outstanding debt are debentures due to the Red Lion Hotels Capital Trust of $30.8 million, which are uncollateralized and due to the trust at a fixed rate of 9.5%.
     Of the $66.6 million in securitized debt, three pools of cross securitized debt exist: (i) one consisting of five properties with a total of $20.3 million, all of which mature in 2013; (ii) a second consisting of two properties with total borrowings of $18.3 million, which both mature in 2011; and (iii) a third consisting of four properties with total borrowings of $22.7 million, all of which mature in 2013. Each pool of securitized debt and the other collateralized hotel borrowings include defeasance provisions for early repayment.
     In December 2008, we announced a common stock repurchase program for up to $10.0 million. During December 2008, we repurchased 303,000 shares at a cost of $0.9 million. No shares were repurchased in the first six months of 2009. During the first quarter of 2008, we purchased 93,000 shares at an aggregate cost of $0.9 million under the September 2007 plan.

Contractual Obligations
     The following table summarizes our significant contractual obligations as of June 30, 2009 (in thousands):

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt (1)	$129,827	$8,795	$66,997	$54,035	$—
Operating leases (2)	61,410	7,999	13,920	10,125	29,366
Service agreements	825	275	550	—	—
Debentures due Red Lion
Hotels Capital Trust (1)	132,341	2,928	5,857	5,857	117,699

Total contractual obligations (3)	$324,403	$19,997	$87,324	$70,017	$147,065

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)	Operating lease amounts are net of estimated sublease income of $11.9 million annually.

(3)	With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.
     In July 2007, we entered into an agreement to sublease the Red Lion Hotel Sacramento to a third party with an initial lease term expiring in 2020. In connection with the sublease agreement, as well as an amendment to that agreement entered into during the second quarter of 2009, we have received deferred lease income of $3.9 million, which will be amortized over the life of the sublease agreement. The sublease agreement provides for annual rent payments of $1.4 million, which we have netted against lease amounts payable by us in computing the operating lease amounts shown in the above table.
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
Off-balance Sheet Arrangements
     As of June 30, 2009, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Other Matters
Franchise Contracts
     At June 30, 2009, our system of hotels included 14 hotels under franchise agreements, representing a total of 2,560 rooms and 126,671 square feet of meeting space. During the first quarter of 2009, the franchise agreement for the Red Lion Hotel and Casino Winnemucca (105 rooms) expired and was not renewed, and this property left our system of hotels. Subsequent to June 30, 2009, a franchise agreement for the Red Lion Baton Rouge (132 rooms) ended by agreement and was not renewed, and this property also left our system of hotels.
Seasonality
     Our business is subject to seasonal fluctuations, with more revenues and profits realized from May through October than during the rest of the year. During 2008, second and third quarter revenues approximated 26.6% and 30.3%, respectively, of total revenues for the year, compared to revenues of 21.1% and 22.0% of total revenues during the first and fourth quarters.

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
New Accounting Pronouncements
     See Note 11 of Notes to Consolidated Financial Statements for information related to the adoption of new accounting standards in the first half of 2009, none of which had a material impact on our consolidated financial statements. For the future adoption of recently issued accounting standards, also see Note 11. We are currently evaluating the impact that SFAS No. 166, “Accounting for Transfers of Financial Assets — an Amendment of FASB Statement No. 140,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” will have on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At June 30, 2009, $99.2 million of our outstanding debt was subject to currently fixed interest rates and was not exposed to market risk from rate changes. At June 30, 2009, a total of $30.0 million was outstanding on our revolving credit facility at an interest rate of 1.8% based on a 30-day LIBOR plus 1.5%. Outstanding borrowings under the facility accrue interest rates that range from 150 to 225 basis points over LIBOR, with an option for a base rate loan based upon the federal fund rate or prime rate. We also have $13.5 million outstanding on a five-year loan that closed in September 2008, and had an interest rate at June 30, 2009 of 2.1% based on a stated spread over LIBOR. We do not foresee any significant changes in our exposure to fluctuations in interest rates, although we will continue to manage our exposure to this risk by monitoring available financing alternatives.
     The below table summarizes our debt obligations at June 30, 2009 on our consolidated balance sheet (in thousands). During the first six months of 2009, recurring scheduled principal payments of $1.5 million were made that were included as debt obligations at December 31, 2008. In addition, we repaid $6.0 million on our $50 million credit facility, which also was included as a debt obligation at December 31, 2008.

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Long-term debt
Fixed rate	$1,516	$3,172	$55,275	$1,976	$49,901	$—	$111,840	$107,244
Average interest rate							5.1%

Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$20,061
Average interest rate							9.5%
Item 4. Controls and Procedures
     As of June 30, 2009, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

     There were no changes in internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At the annual meeting of shareholders on May 21, 2009, the following actions were taken with the noted results:

	Votes For	Votes Witheld	Total Votes

Election of Directors
Ryland P “Skip” Davis	11,744,944	5,541,279	17,286,223
Peter Stanton	11,727,801	5,558,422	17,286,223

	Votes	Votes	Total	Broker	Total
	For	Against	Abstain	Non-Votes	Votes

Ratification of Appointment of BDO Seidman, LLP as Independent Registered Public Accounting Firm	17,099,742	182,226	4,253	2	17,286,223

	Votes	Votes	Total	Broker	Total
	For	Against	Abstain	Non-Votes	Votes

Approval of Amendment to 2006 Stock Incentive Plan	10,269,239	3,687,406	104,712	3,224,866	17,286,223
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
Red Lion Hotels Corporation
Registrant

	Signature	Title	Date

By:	/s/ Anupam Narayan Anupam Narayan	President and Chief Executive Officer (Principal Executive Officer)	August 6, 2009

By:	/s/ Anthony F. Dombrowik	Senior Vice President, Chief Financial Officer	August 6, 2009

	Anthony F. Dombrowik	(Principal Financial and Accounting Officer)