Form 10-Q
period 2009-09-30
Red Lion Hotels CORP
filed 2009-11-05
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of November 2, 2009, there were 18,175,145 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,050	$18,222
Restricted cash	3,712	3,890
Accounts receivable, net	10,374	11,337
Inventories	1,311	1,375
Prepaid expenses and other	3,284	2,574

Total current assets	23,731	37,398

Property and equipment, net	298,349	298,496
Goodwill	28,042	28,042
Intangible assets, net	10,245	10,376
Other assets, net	7,164	6,460

Total assets	$367,531	$380,772

LIABILITIES
Current liabilities:
Accounts payable	$5,750	$10,990
Accrued payroll and related benefits	4,064	4,925
Accrued interest payable	315	314
Advance deposits	689	398
Other accrued expenses	12,041	7,756
Long-term debt, due within one year	3,130	3,008

Total current liabilities	25,989	27,391

Revolving credit facility	22,000	36,000
Long-term debt, due after one year	77,964	80,323
Deferred income	8,828	8,476
Deferred income taxes	17,380	16,366
Debentures due Red Lion Hotels Capital Trust	30,825	30,825

Total liabilities	182,986	199,381

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Red Lion Hotels Corporation stockholders’ equity
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 18,162,143 and 17,977,205 shares issued and outstanding	182	180
Additional paid-in capital, common stock	142,184	141,137
Retained earnings	42,155	40,055

Total Red Lion Hotels Corporation stockholders’ equity	184,521	181,372

Noncontrolling interest	24	19

Total equity	184,545	181,391

Total liabilities and stockholders’ equity	$367,531	$380,772

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2009 and 2008

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Revenue:
Hotels	$45,625	$53,472	$117,385	$135,401
Franchise	389	769	1,397	1,549
Entertainment	3,861	1,869	8,968	6,975
Other	592	776	1,986	2,331

Total revenues	50,467	56,886	129,736	146,256

Operating expenses:
Hotels	31,253	37,375	86,289	100,827
Franchise	153	81	297	226
Entertainment	2,987	1,712	7,375	6,886
Other	528	483	1,609	1,547
Depreciation and amortization	5,340	4,966	15,603	13,993
Hotel facility and land lease	1,826	1,850	5,476	5,496
Gain on asset dispositions, net	(85)	(64)	(132)	(204)
Undistributed corporate expenses	1,542	1,746	4,529	8,710

Total expenses	43,544	48,149	121,046	137,481

Operating income	6,923	8,737	8,690	8,775

Other income (expense):
Interest expense	(2,268)	(2,321)	(6,297)	(6,955)
Other income, net	189	420	537	1,331

Income before taxes	4,844	6,836	2,930	3,151

Income tax expense	1,631	2,391	825	926

Net income	3,213	4,445	2,105	2,225

Net (income) loss attributable to noncontrolling interest	(5)	(10)	(5)	2

Net income attributable to Red Lion Hotels Corporation	$3,208	$4,435	$2,100	$2,227

Earnings per share attributable to Red Lion Hotels Corporation:
Basic	$0.18	$0.24	$0.12	$0.12
Diluted	$0.18	$0.24	$0.12	$0.12

Weighted average shares — basic	18,157	18,267	18,089	18,245
Weighted average shares — diluted	18,306	18,551	18,119	18,508
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2009 and 2008

	Nine months ended September 30,
	2009	2008
	(In thousands)
Operating activities:
Net income	$2,105	$2,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,603	13,993
Gain on disposition of property, equipment and other assets, net	(132)	(204)
Deferred income tax provision (benefit)	1,014	(71)
Equity in investments	16	(147)
Imputed interest expense	—	111
Compensation expense related to stock and option issuance	941	2,104
Provision for doubtful accounts	103	65
Change in current assets and liabilities:
Restricted cash	178	523
Accounts receivable	912	(1,230)
Inventories	64	(12)
Prepaid expenses and other	(710)	931
Accounts payable	(5,265)	4,056
Accrued payroll and related benefits	(861)	(1,707)
Accrued interest payable	1	(60)
Deferred income	900	—
Other accrued expenses and advance deposits	4,379	368

Net cash provided by operating activities	19,248	20,945

Investing activities:
Purchases of property and equipment	(15,106)	(43,306)
Non-current restricted cash for sublease tenant improvements, net	—	2,072
Proceeds from disposition of property and equipment	16	5
Advances to Red Lion Hotels Capital Trust	(27)	(27)
Other, net	(1,021)	429

Net cash used in investing activities	(16,138)	(40,827)

Financing activities:
Borrowings on revolving credit facility	5,000	23,000
Repayment of revolving credit facility	(19,000)	(2,000)
Repayment of long-term debt	(2,237)	(13,234)
Borrowings on long-term debt	—	14,000
Common stock redeemed	(11)	(926)
Additions to deferred financing costs	(153)	(192)
Proceeds from issuance of common stock under employee stock purchase plan	119	164

Net cash (used in) provided by financing activities	(16,282)	20,812

Change in cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(13,172)	930
Cash and cash equivalents at beginning of period	18,222	15,044

Cash and cash equivalents at end of period	$5,050	$15,974

Supplemental disclosure of cash flow information:

Cash paid during periods for:
Income taxes	$—	$102
Interest on long-term debt	$6,752	$7,227
Cah received during periods for:
Income taxes	$—	$974
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
     Red Lion Hotels Corporation (“Red Lion” or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale and upscale, full service hotels under the Red Lion brand. As of September 30, 2009, the Red Lion system of hotels contained 45 hotels located in eight states and one Canadian province, with 8,671 rooms and 431,244 square feet of meeting space. As of that date, the Company operated 32 hotels, of which 19 are wholly owned and 13 are leased, and franchised 13 hotels that were owned and operated by various third-party franchisees.
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
     The Company was incorporated in the state of Washington in April 1978, and operated hotels until 1999 under various brand names including Cavanaughs Hotels. In 1999, the Company acquired WestCoast Hotels, Inc., and rebranded its Cavanaughs hotels to the WestCoast brand — changing the Company’s name to WestCoast Hospitality Corporation. In 2001, the Company acquired Red Lion Hotels, Inc. In September 2005, after rebranding most of its WestCoast hotels to the Red Lion brand, the Company changed its name to Red Lion Hotels Corporation. The financial statements encompass the accounts of Red Lion Hotels Corporation and all of its consolidated subsidiaries, including its 100% ownership of Red Lion Hotels Holdings, Inc., and Red Lion Hotels Franchising, Inc., and its approximately 99% ownership of Red Lion Hotels Limited Partnership (“RLHLP”). The 1% noncontrolling interest in RLHLP has been classified as a component of equity separate from equity of Red Lion Hotels Corporation.
     The financial statements also include an equity method investment in a 19.9% owned real estate venture, as well as certain cost method investments in various entities included as other assets, over which the Company does not exercise significant influence. In addition, the Company holds a 3% common interest in Red Lion Hotels Capital Trust (the “Trust”) that is considered a variable interest entity. The Company is not the primary beneficiary of the Trust; thus, it is treated as an equity method investment.
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
     In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at September 30, 2009, the consolidated results of operations for the three and nine months ended September 30, 2009 and 2008, and the consolidated cash flows for the nine months ended September 30, 2009 and 2008. The results of operations for the periods presented may not be indicative of those which may be expected for a full year. The Company has evaluated all subsequent events through November 5, 2009, the date the consolidated financial statements were issued.
     Management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosures of contingent liabilities. Actual results could materially differ from those estimates.

3. Property and Equipment
     Property and equipment is summarized as follows (in thousands):

	September 30,	December 31,
	2009	2008
Buildings and equipment	$302,913	$281,979
Furniture and fixtures	45,997	39,906
Landscaping and land improvements	8,845	6,753

	357,755	328,638
Less accumulated depreciation and amortization	(129,292)	(116,148)

	228,463	212,490
Land	66,146	66,146
Construction in progress	3,740	19,860

	$298,349	$298,496

4. Notes Payable to Bank
     In September 2006, the Company entered into a revolving credit facility for up to $50 million with a syndication of banks led by Calyon New York Branch. Subject to certain conditions, including the provision of additional collateral acceptable to the lenders, the size of the facility may be increased at the Company’s request to up to $100 million. The initial maturity date for the facility was September 13, 2009, which the Company extended in July 2009 for an additional one year through September 13, 2010. At its choosing, the Company also has the right, subject to compliance with covenants, to extend the maturity to September 2011, which it intends to exercise. Borrowings under the facility may be used to finance acquisitions or capital expenditures, for working capital and for other general corporate purposes. The obligations under the facility are collateralized by a company owned hotel. In connection with the original transaction, the Company paid loan fees and related costs of approximately $0.9 million, which were amortized over the initial term of the facility.
     Outstanding borrowings under the facility accrue interest as Eurodollar loans with rates ranging from 150 to 225 basis points over LIBOR, with an option for base rate loans based upon the federal funds rate or prime rate. The credit facility requires the Company to comply with certain customary affirmative and negative covenants, the most restrictive of which are financial covenants dealing with leverage, interest coverage and debt service coverage. At September 30, 2009 and December 31, 2008, $22.0 and $36.0 million, respectively, was outstanding under the facility and the Company was in compliance with all of its covenants. At September 30, 2009, the outstanding amount bore interest at a rate of 2.0% based on a 30-day LIBOR plus 1.75%.
     In addition to the above, the Company had $13.3 million outstanding under a variable rate property note with restrictive covenants that mirror those of the credit facility. As of September 30, 2009, the note accrued interest at 2.0% based on a 30-day LIBOR plus 1.75%, and the Company was in compliance with all of its covenants.

5. Business Segments
     As of September 30, 2009 and December 31, 2008, the Company had three operating segments - hotels, franchise and entertainment. The “other” segment consists primarily of a retail mall and miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense; therefore, it has not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues. Selected information with respect to operations is as provided below (in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Hotels	$45,625	$53,472	$117,385	$135,401
Franchise	389	769	1,397	1,549
Entertainment	3,861	1,869	8,968	6,975
Other	592	776	1,986	2,331

	$50,467	$56,886	$129,736	$146,256

Operating income (loss):
Hotels	$7,995	$10,193	$12,353	$17,692
Franchise	154	536	842	911
Entertainment	777	19	1,279	(266)
Other	(2,003)	(2,011)	(5,784)	(9,562)

	$6,923	$8,737	$8,690	$8,775

	September 30,	December 31,
	2009	2008

Identifiable assets:
Hotels	$316,559	$316,291
Franchise	16,553	15,983
Entertainment	6,247	5,530
Other	28,172	42,968

	$367,531	$380,772

6. Earnings (Loss) Per Share
     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2009 and 2008 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Numerator — basic and diluted:
Net income	$3,213	$4,445	$2,105	$2,225
Net (income) loss attributable to noncontrolling interest	(5)	(10)	(5)	2

Net income attributable to Red Lion Hotels Corporation	$3,208	$4,435	$2,100	$2,227

Denominator:
Weighted average shares — basic	18,157	18,267	18,089	18,245
Weighted average shares — diluted	18,306	18,551	18,119	18,508

Earnings per share attributable to Red Lion Hotels Corporation:
Basic	$0.18	$0.24	$0.12	$0.12
Diluted	$0.18	$0.24	$0.12	$0.12
     For the three months ended September 30, 2009, 72,258 of the 1,212,771 options to purchase common shares outstanding as of that date were considered dilutive, as were 31,310 of the 250,195 restricted stock units outstanding considered dilutive during the third quarter of 2009. For the three months ended September 30, 2008, 234,658 of the 1,429,794 options to purchase common shares outstanding as of that date were considered dilutive. Of the 55,715 restricted stock units outstanding, 4,298 shares were considered dilutive during the third quarter of 2008. For both comparable periods, all of the 44,837 convertible operating partnership (“OP”) units of RLHLP were considered dilutive.
     For the nine months ended September 30, 2009 and 2008, none of the 1,212,771 options to purchase common shares outstanding as of that date were considered dilutive, as the grant date stock price of all options outstanding was above the weighted average price of the Company’s common stock during that period. Similarly, none of the 250,195 restricted stock units outstanding were considered dilutive. For the nine months ended September 30, 2008, 227,037 of the 1,429,794 options to purchase common shares outstanding as of that date were considered dilutive. Of the 55,715 restricted stock units outstanding, 5,805 shares were considered dilutive. For the nine months ended September 30, 2009 and 2008, 29,946 of the 44,837 OP units outstanding during both periods were considered dilutive.
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
8. Stock Based Compensation
     The 2006 Stock Incentive Plan, approved by shareholders of the Company in 2006, authorizes the Company to grant stock options, restricted stock, restricted stock units and other equity-based awards to employees, consultants, and directors with respect to up to 1.0 million shares of the Company’s common stock, subject to adjustments for stock splits, stock dividends and similar events. In May 2009, shareholders approved an amendment to the plan at the annual shareholder meeting increasing the common stock authorized for issuance from 1.0 million shares to 2.0 million, as well as limiting the number of restricted stock units that can be granted during any one year to 0.5 million. As of September 30, 2009, there were 1,155,369 shares of common stock available for issuance pursuant to future stock options grants or other awards under the 2006 plan.

     During the first nine months of 2009, the board of directors has granted to executive officers and other key employees 213,282 unvested restricted stock units, which will vest 25% each year for four years. In addition, non-executive directors of the Company have been granted an aggregate of 70,477 shares of common stock with a fair value of $0.3 million as part of the existing director compensation arrangement.
     In the third quarter and first nine months of 2009, the Company recognized approximately $0.1 million and $0.3 million, respectively, in compensation expense related to options, compared to $0.2 million and $1.7 million, respectively, during the same periods in 2008. The 2008 nine-month period includes expense recorded in February of that year upon the retirement of the Company’s former President and Chief Executive Officer, as discussed above in Note 7. As outstanding options vest, the Company expects to recognize approximately $0.8 million in additional compensation expense before the impact of income taxes over a weighted average period of 25 months, including $0.1 million during the fourth quarter of 2009.
     A summary of stock option activity at September 30, 2009, is as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, December 31, 2008	1,311,155	$7.61
Options granted	—	$—
Options exercised	—	$—
Options forfeited	(98,384)	$10.54

Balance, September 30, 2009	1,212,771	$7.37

Exercisable, September 30, 2009	795,966	$6.75

     Additional information regarding stock options outstanding and exercisable as of September 30, 2009, is as follows:

		Weighted
		Average		Weighted	Aggregate		Weighted	Aggregate
Range of		Remaining		Average	Intrinsic		Average	Intrinsic
Exercise	Number	Contractual	Expiration	Exercise	Value (1)	Number	Exercise	Value (1)
Prices	Outstanding	Life (Years)	Date	Price	(in thousands)	Exercisable	Price	(in thousands)

5.10 - 6.07	567,605	2.65	2011-2014	$5.31	$281	503,605	$5.34	$240
7.46 - 7.80	241,626	4.44	2009-2018	7.54	—	130,782	7.50	—
8.31 - 8.80	250,363	7.71	2010-2018	8.70	—	82,859	8.61	—
10.88	5,974	6.82	2016	10.88	—	4,481	10.88	—
12.21-15.00	147,203	7.33	2009-2017	12.63	—	74,239	12.65	—

	1,212,771	4.64	2009-2018	$7.37	$281	795,966	$6.75	$240

(1)	The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been available to be exercised on the last trading day of the third quarter of 2009, or September 30, 2009, based upon the Company’s closing stock price of $5.75.
     As of September 30, 2009 and 2008, there were 250,195 and 55,715 unvested restricted stock units outstanding, respectively. The forfeiture rate of unvested restricted stock units since grant is approximately 7.9%. In the first nine months of 2009 and 2008, the Company recognized approximately $0.2 million and $0.2 million, respectively, in compensation expense related to restricted stock units. The 2008 expense reflects $0.1 million recorded upon the retirement of the Company’s former President and Chief Executive Officer. As the restricted stock units vest, the Company expects to recognize approximately $1.1 million in additional compensation expense over a weighted average period of 40 months.
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

9. Fair Value of Financial Instruments
     During the second quarter of 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to fair value disclosures of financial instruments. Under the guidance, fair value of disclosures for financial instruments is now required quarterly rather than annually. Estimated fair values of financial instruments are as indicated as follows (in thousands).

	September 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents and restricted cash	$8,762	$8,762	$22,112	$22,112
Accounts receivable	$10,374	$10,374	$11,337	$11,337

Financial liabilities:
Current liabilities, excluding debt	$22,859	$22,859	$24,384	$24,384
Long-term debt	$103,094	$97,973	$119,331	$115,466
Debentures	$30,825	$25,814	$30,825	$14,798
     The carrying amounts for cash and cash equivalents, accounts receivable and current liabilities are reasonable estimates of their fair values. The fair value of long-term debt is estimated based on the discounted value of contractual cash flows using the estimated rates currently offered for debt with similar remaining maturities. The debentures are valued at the closing price on September 30, 2009, of the underlying trust preferred securities on the New York Stock Exchange, plus the face value of the debenture amount representing the trust common securities held by the Company.
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
     Also as part of the amendment, the Company committed to $0.9 million in tenant improvements. As of September 30, 2009, all of this $0.9 million had been spent.
11. Recent Accounting Pronouncements
     In June 2009, the FASB issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (formerly Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 (or the “Codification”) establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. The Company adopted these changes on September 30, 2009, and other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on its consolidated financial statements.
     Fair Value Accounting - On January 1, 2009, the Company adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP and expand disclosures about fair value measurements. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no significant impact on the consolidated financial statements.
     On June 30, 2009, the Company adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments for which it is practicable to estimate that value; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures in Note 9, the adoption of these changes did not have an impact on the Company’s consolidated financial statements.

     Business Combinations - Effective January 1, 2009, the Company adopted changes issued by the FASB modifying how business acquisitions are accounted for occurring on or after that date are accounted for. These changes address consistent fair value measurements and apply to all assets acquired and liabilities assumed in a business combination.
     Non-controlling Interests in Consolidated Financial Statements - On January 1, 2009, the Company adopted changes issued by the FASB to consolidation accounting and reporting via retroactive appreciation of the presentation and disclosure requirements. These changes established accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. As required, the Company records noncontrolling interests as a component of equity separate from the parent company’s equity. Net income (loss) attributable to noncontrolling interests is included on the income statement separate from net income (loss) from the Company’s operations.
     Determination of the Useful Life of Intangible Assets - On January 1, 2009, the Company adopted changes issued by the FASB to accounting for intangible assets. The changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on the Company’s consolidated financial statements.
     Share-based Payment Awards - On January 1, 2009, the Company adopted changes issued by the FASB that addressed whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method. These changes require that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. These changes did not have an impact on the Company’s consolidated financial statements.
     Subsequent Events - On June 30, 2009, the Company adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date financial statements were issued or were available to be issued. See Note 2 for the related disclosures. The adoption of these changes did not have an impact on the Company’s consolidated financial statements.
     Accounting for Transfers of Financial Assets - In June 2009, the FASB issued changes that eliminate the concept of a qualifying special-purpose entity (“QSPE”); clarify and amend the derecognition criteria for a transfer to be accounted for as a sale; amend and clarify the unit of account eligible for sale accounting; and require that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPE’s must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. These changes will require enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the consolidated financial statements. These changes will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. The Company is currently evaluating the impact these changes will have on its consolidated financial statements.
     Variable Interest Entities - In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (“VIE”). These changes also amend the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The new guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE, where previously, reconsideration of whether an enterprise was the primary beneficiary of a VIE was only required when specific events had occurred. QSPEs will also be subject to these changes in consolidation guidance when effective. Enhanced disclosures about an enterprise’s involvement with a VIE will be required. These changes will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. The Company is currently evaluating the impact these changes will have on its consolidated financial statements.

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
     As of September 30, 2009, our hotel system contained 45 hotels located in eight states and one Canadian province, with 8,671 rooms and 431,244 square feet of meeting space as provided below:

		Total	Meeting
		Available	Space
	Hotels	Rooms	(sq. ft.)

Owned and Leased Hotels	32	6,243	309,684
Franchised Hotels	13	2,428	121,560

Total Red Lion Hotels	45	8,671	431,244

     We operate in three reportable segments:
•	The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels.

•	The franchise segment is engaged primarily in licensing the Red Lion brand to franchisees. This segment generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners in exchange for the use of our brand and access to our central services programs. These programs include the reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards.

•	The entertainment segment derives revenue primarily from ticketing services and promotion and presentation of entertainment productions.
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
     Red Lion has created a unique guest experience by establishing an environment that allows our customers to feel at home while they are away from home. Our product and service culture is successful in both large urban and smaller markets. Our hotels strive to reflect the character of the local markets in which they operate, while maintaining a consistent experience. We believe adherence to consistent customer service standards and brand touch-points allow guests to “Stay Comfortable.” Red Lion hotels have always been known for providing a comfortable lodging experience complemented by genuine service. Our goal is to create the most memorable guest experience possible, through personalized, exuberant service, allowing us to be a leader in our markets. We believe that leveraging the uniqueness of our physical assets and interacting with our guests in the warm, authentic way that Red Lion has historically been known for will drive our hotels’ success. To achieve these goals, we will continue to focus our resources on the following primary areas:
     Infrastructure - We have improved the foundation of our company by focusing on our core competencies and by investing in the infrastructure we use to manage the distribution of our room inventory through online and traditional reservations channels. We seek to maximize centrally sourced reservations through our state-of-the art website and central reservations systems, enhanced revenue management strategy and sophisticated interactions with our online travel agency (“OTA”) partners. Centrally sourced reservations (i.e. voice, redlion.com, travel agent and third-party on-line travel agencies) accounted for 50.3% and 48.8% of total room revenues at owned and leased hotels during the third quarters of 2009 and 2008, respectively.
     Our owned and leased hotels all utilize MICROS Opera Property Management Systems, which provides us with a single image database for managing, analyzing and reporting customer activity, greatly enhancing both our customer service levels and ability to e-market using sophisticated customer relations management tools and tactics.
     Physical Assets - Our assets provide us with a stable, positive cash flow operation and a strong base from which to operate the Red Lion brand. As of September 30, 2009, we owned and leased 32 hotel properties, including hotels in many key markets in the western U.S. We also continue to hold properties with strong development potential such as our Bellevue, Washington, Post Falls, Idaho, and Kalispell, Montana locations. In February 2009, we announced the completion of renovations at our newly flagged Red Lion Anaheim property in Southern California. Including $0.7 million in renovations at our Denver Southeast location, we expect to invest an additional $3.0 million throughout the remainder of 2009 to maintain the condition and presentation of our physical assets, which are key to our success. However, we may reduce our level of anticipated capital spending as appropriate to align with our needs.
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
     Liquidity and Profitability - Given the current state of the hospitality and travel markets, our focus is on maintaining liquidity and profitability. This means intensifying our focused sales and marketing efforts and maximizing revenue management programs to capture market share. We will also continue to streamline operations where possible, given the current market environment.
     As of September 30, 2009, in addition to $5.1 million in cash, we had an unused capacity of $28 million under our $50 million revolving credit facility. This credit facility can be increased by an additional $50 million to a maximum of $100 million, subject to satisfaction of various conditions.
     RevPAR in the three months ended September 30, 2009 for our owned and leased properties declined 13.8% from the same period in 2008, with an 8.6% decrease in ADR. Occupancy at owned and leased properties declined 420 basis points quarter-over-quarter. Our franchise properties also experienced negative RevPAR growth, down 18.6% in the third quarter of 2009 compared to the same period in 2008, with an ADR decrease of 8.4%. Average occupancy, average daily rate and revenue per available room statistics provided below include all owned, leased and franchised hotels on a comparable basis.

	For the three months ended September 30,						For the nine months ended September 30,
	2009			2008			2009			2008
	Average (1)			Average (1)			Average (1)			Average (1)
	Occupancy	ADR (2)	RevPAR (3)	Occupancy	ADR (2)	RevPAR (3)	Occupancy	ADR (2)	RevPAR (3)	Occupancy	ADR (2)	RevPAR (3)

Owned and Leased Hotels	68.6%	$85.91	$58.94	72.8%	$93.95	$68.38	59.5%	$85.15	$50.69	64.7%	$90.49	$58.56
Franchised Hotels	62.6%	$75.42	$47.20	70.4%	$82.37	$57.97	55.5%	$76.33	$42.38	61.1%	$78.99	$48.24

Total Red Lion Hotels	67.0%	$83.24	$55.73	72.1%	$90.87	$65.53	58.4%	$82.73	$48.29	63.7%	$87.30	$55.58

Change from prior comparative period:
Owned and Leased Hotels	(4.2)	-8.6%	-13.8%				(5.2)	-5.9%	-13.4%
Franchised Hotels	(7.8)	-8.4%	-18.6%				(5.6)	-3.4%	-12.1%

Total Red Lion Hotels	(5.1)	-8.4%	-15.0%				(5.3)	-5.2%	-13.1%

(1)	Average occupancy represents total paid rooms divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period and includes rooms taken out of service for renovation.

(2)	Average daily rate (“ADR”) represents total room revenues divided by the total number of paid rooms occupied by hotel guests.

(3)	Revenue per available room (“RevPAR”) represents total room and related revenues divided by total available rooms.
     Our goal in this current economically difficult environment is to maintain or improve profit margins through cost controls while maintaining the Red Lion culture so that our guests continue to Stay Comfortable®. We believe that we are well positioned to achieve our strategic goals; however, the current economic situation and its effects on our industry have created an uncertain operating environment for the remainder of 2009 and beyond. There can be no assurance our results of operations will be similar to our results reported in prior years if changes in travel patterns continue or economic conditions do not improve.
Results of Operations
     During the third quarter of 2009, we reported net income attributable to Red Lion Hotels Corporation of $3.2 million (or $0.18 per share) compared to $4.4 million (or $0.24 per share) during the third quarter of 2008. For the first nine months of 2009, we reported net income attributable to Red Lion Hotels Corporation of $2.1 million (or $0.12 per share) compared to net income of $2.2 million (or $0.12 per share) during the first nine months of 2008. For the third quarter and first nine months of 2009, total revenues decreased $6.4 million and $16.5 million, respectively, compared to those same periods in 2008.
     A summary of our consolidated statement of operations is provided below (in thousands, except per share data).

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Total revenue	$50,467	$56,886	$129,736	$146,256
Operating expenses	43,544	48,149	121,046	137,481

Operating income	6,923	8,737	8,690	8,775

Other income (expense):
Interest expense	(2,268)	(2,321)	(6,297)	(6,955)
Other income, net	189	420	537	1,331

Income before taxes	4,844	6,836	2,930	3,151

Income tax expense	1,631	2,391	825	926

Net income	3,213	4,445	2,105	2,225

(Income) loss attributable to noncontrolling interest	(5)	(10)	(5)	2

Net income attributable to Red Lion Hotels Corporation	$3,208	$4,435	$2,100	$2,227

EBITDA	$12,447	$14,113	$24,825	$24,101
EBITDA as a percentage of revenues	24.7%	24.8%	19.1%	16.5%
     Operating expenses decreased $4.6 million, or 9.6%, quarter-over-quarter, primarily driven by a $6.1 million reduction in hotel operating expenses offset by a $1.3 million increase in the entertainment segment operating costs and a $0.4 million increase in depreciation expense. Operating expenses decreased $16.4 million, or 12.0%, in the nine-month comparable period, which included a $3.7 million charge for separation costs associated with the retirement of our former President and Chief Executive Officer for the nine-month period ended September 30, 2008. The following table details the impact of the $3.7 million charge on net income, earnings per share and EBITDA for the first nine months of 2008 (in thousands, except per share data):

Nine months ended
September 30, 2008
(in thousands)
Separation costs	$(3,654)
Income tax benefit	1,297

Impact of separation costs on net income	$(2,357)

Separation costs	$(0.20)
Income tax benefit	0.07

Impact of separation costs on earnings per share	$(0.13)

Impact of separation costs on EBITDA	$(3,654)

     EBITDA represents net income attributable to Red Lion Hotels Corporation before interest expense, income tax expense and depreciation and amortization. We utilize EBITDA as a financial measure because management believes that investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, on-going operations. We believe it is a complement to net income attributable to Red Lion Hotels Corporation and other financial performance measures. EBITDA is not intended to represent net income attributable to the Company as defined by generally accepted accounting principles in the United States (“GAAP”), and such information should not be considered as an alternative to net income, cash flows from operations or any other measure of performance prescribed by GAAP.
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
     However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA, as defined by us, may not be comparable to EBITDA as reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income attributable to Red Lion Hotels Corporation, which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.
     The following is a reconciliation of EBITDA to net income attributable to Red Lion Hotels Corporation for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
EBITDA	$12,447	$14,113	$24,825	$24,101
Income tax expense	(1,631)	(2,391)	(825)	(926)
Interest expense	(2,268)	(2,321)	(6,297)	(6,955)
Depreciation and amortization	(5,340)	(4,966)	(15,603)	(13,993)

Net income attributable to Red Lion Hotels Corporation	$3,208	$4,435	$2,100	$2,227

Revenue
     A breakdown of our revenues for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operating revenue
Hotels:
Rooms	$33,851	$39,280	$83,168	$95,399
Food and beverage	10,454	12,643	31,037	36,459
Other department	1,320	1,549	3,180	3,543

Total hotels segment	45,625	53,472	117,385	135,401

Franchise	389	769	1,397	1,549
Entertainment	3,861	1,869	8,968	6,975
Other	592	776	1,986	2,331

Total Operating Revenue	$50,467	$56,886	$129,736	$146,256

     Three Months Ended September 30, 2009 and 2008
     During the third quarter of 2009, revenue from the hotels segment decreased $7.8 million, or 14.7%, compared to the third quarter of 2008, primarily as a result of a $5.4 million decrease in room revenue, including quarter-over-quarter decreases in group and transient revenues of $2.8 million and $2.1 million, respectively. The current period reflects an 8.6% decrease in average daily rate and a 420 basis point drop in occupancy.
     Revenue from the franchise segment decreased $0.4 million due to the receipt of $0.3 million in termination fees during the third quarter of 2008 from two franchise properties that left the system in September 2008. In addition, there was a decrease in royalty fees collected during the third quarter of 2009 as a result of having fewer franchised hotels in our system year-over-year. Revenues from the entertainment segment increased $2.0 million quarter-over-quarter a result of our production of Disney’s The Lion King in Anchorage, Alaska that commenced in September 2009, with no comparable shows presented in the third quarter of 2008.
     Nine Months Ended September 30, 2009 and 2008
     In the first nine months of 2009, revenue from the hotels segment decreased $18.0 million, or 13.3%, compared to the first nine months of 2008. The decrease was primarily driven by a $12.2 million, or 12.8%, decline in room revenue which included a $6.4 million decrease in transient revenue and a $4.9 million decrease in group revenue in the comparable periods. Compared to the first nine months of 2008, average daily rate decreased 5.9% and occupancy levels dropped 520 basis points to 59.5%.
     Revenue from the franchise segment decreased $0.2 million compared to the first nine months of 2008, due to the receipt of $0.3 million in termination fees during the third quarter of 2008, as discussed above, offset by $0.3 million settlement received in the second quarter of 2009 from a franchise that we terminated from the system in 2008 as well as a decrease in royalty fees collected in 2009 as a result of fewer franchisees. Entertainment revenue increased $2.0 million to $9.0 million during the first nine months of 2009 compared to 2008, primarily attributable to our production of Disney’s The Lion King as discussed above.
Operating Expenses
     Operating expenses include direct operating expenses for each of the operating segments, hotel facility and land lease expense, depreciation and amortization, gain or loss on asset dispositions and undistributed corporate expenses. In the aggregate, operating expenses during the three and nine months ended September 30, 2009, decreased $4.6 million and $16.4 million, respectively, over the same periods in 2008 as provided below:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
		(In thousands)
Operating Expenses
Hotels	$31,253	$37,375	$86,289	$100,827
Franchise	153	81	297	226
Entertainment	2,987	1,712	7,375	6,886
Other	528	483	1,609	1,547
Depreciation and amortization	5,340	4,966	15,603	13,993
Hotel facility and land lease	1,826	1,850	5,476	5,496
Gain on asset dispositions, net	(85)	(64)	(132)	(204)
Undistributed corporate expenses	1,542	1,746	4,529	8,710

Total operating expenses	$43,544	$48,149	$121,046	$137,481

Hotels revenue — owned	$32,354	$38,426	$84,545	$95,127
Direct margin (1)	$10,629	$12,304	$24,419	$26,433
Direct margin %	32.9%	32.0%	28.9%	27.8%

Hotels revenue — leased	$13,271	$15,046	$32,840	$40,274
Direct margin (1)	$3,743	$3,793	$6,677	$8,141
Direct margin %	28.2%	25.2%	20.3%	20.2%

Franchise revenue	$389	$769	$1,397	$1,549
Direct margin (1)	$236	$688	$1,100	$1,323
Direct margin %	60.7%	89.5%	78.7%	85.4%

Entertainment revenue	$3,861	$1,869	$8,968	$6,975
Direct margin (1)	$874	$157	$1,593	$89
Direct margin %	22.6%	8.4%	17.8%	1.3%

Other revenue	$592	$776	$1,986	$2,331
Direct margin (1)	$64	$293	$377	$784
Direct margin %	10.8%	37.8%	19.0%	33.6%

(1)	Revenues less direct operating expenses.
     Three Months Ended September 30, 2009 and 2008
     Our hotel properties have been actively involved in cost cutting measures and constant evaluation of our business processes and the products and services we provide to our guests. Direct hotel expenses decreased $6.1 million, or 16.4%, from the third quarter of 2008, compared with a hotel segment revenue decrease of 14.7% during the third quarter of 2009. Room and food-related expenditures were down $1.4 million and $1.8 million, respectively, in the third quarter of 2009 compared to the third quarter of 2008. Overall, the hotels segment had a direct profit of $14.4 million in the third quarter of 2009 compared to $16.1 million during the third quarter of 2008, providing for a direct operating margin in the third quarter of 2009 of 31.5%, a 140 basis point improvement compared to 30.1% during the same period in 2008.
     Direct costs for the franchise segment increased to $0.2 million in the third quarter of 2009 compared to $0.1 million reported during the third quarter of 2008. The entertainment segment reported increased expenses of $1.3 million, compared to a revenue increase of $2.0 million during the third quarter of 2009 compared to the same period in 2008, a direct result of the different mix of show between the comparable periods. Overall, the entertainment segment reported a direct margin of 22.6% during the third quarter of 2009 compared to 8.4% in the third quarter of 2008.
     Undistributed corporate expenses include general and administrative charges such as corporate payroll, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment are distributed, such as accounting, human resources and information technology, and are included in direct expenses. Total undistributed corporate expenses decreased by 11.7% quarter-over-quarter to $1.5 million, a result of cost containment measures.

     Nine Months Ended September 30, 2009 and 2008
     Direct hotel expenses during the first nine months of 2009 decreased $14.5 million, or 14.4%, over the first nine months of 2008. Rooms-related expenses decreased $3.9 million, combined with a food-related expense decrease of $4.6 million during the comparable periods. Overall, the segment recorded direct profit during the first nine months of 2009 of $31.1 million compared to $34.6 million during the first nine months of 2008, a result of weakened demand partially offset by property-level cost controls. Year-over-year, hotel direct margins increased 100 basis points.
     Direct costs for the franchise segment increased slightly to $0.3 million during the first nine months of 2009 and 2008. Entertainment costs increased $0.5 million, or 7.1%, from the prior year period. Overall, the entertainment segment reported a direct margin profit of $1.6 million during the first nine months of 2009 compared to a direct margin profit of $0.1 million during the first nine months of 2008. Current year results reflect more shows presented compared to the first nine months of 2008, particularly due to the production of Disney’s The Lion King that commenced in September 2009.
     Undistributed corporate expenses during the first nine months of 2008 included the $3.7 million charge for separation costs discussed above, which was the most substantial contributor to the $4.2 million variance year-over-year. The decrease in expense year-over-year can also be attributed to cost control measures.
Income Taxes
     During the third quarter of 2009, we reported income tax expense of $1.6 million compared to $2.4 million during the third quarter of 2008. During the first nine months of 2009, we recognized income tax expense of $0.8 million, compared to $0.9 million during the same period in 2008. In 2008, our income tax expense included a benefit of $1.3 million associated with the separation costs recorded upon the retirement of our former President and Chief Executive Officer. The experienced rate on pre-tax net income differed from the statutory combined federal and state rates primarily due to the utilization of certain incentive tax credits allowed under federal law.
Liquidity and Capital Resources
     We believe that our assets provide us with a stable, positive cash flow and we have the financial flexibility to manage our business. We expect to meet our short-term liquidity needs over the next twelve months using funds generated from operating activities, by existing cash and cash equivalents of $5.1 million at September 30, 2009 and through additional borrowings on our $50 million credit facility. During the first nine months of 2009, we repaid a net $14.0 million on the facility resulting in an outstanding balance of $22.0 million as of September 30, 2009. We have the ability to increase this facility to $100 million, subject to satisfaction of various conditions, including continued compliance with our debt covenants and the furnishing of additional collateral.
     At September 30, 2009, total outstanding debt was $133.9 million. In addition to the $22.0 million outstanding under the credit facility, we had other outstanding debt of $13.3 million under a variable rate note with a bank, $30.8 million in the form of deeply subordinated trust preferred securities and a total of $67.8 million in 13 fixed-rate notes collateralized by individual properties. Our average pre-tax interest rate on debt was 6.3% at September 30, 2009, 73.6% of which was fixed at an average rate of 7.9% and the remaining 26.4% was at an average variable rate of 2.0%. Our first debt matures in September 2011. Only the credit facility and variable rate bank note have restricted financial covenants, with which we were in compliance as of September 30, 2009.
     A comparative summary of our balance sheets at September 30, 2009 and December 31, 2008 is provided below:

	September 30,	December 31,
	2009	2008
Consolidated balance sheet data (in thousands):
Cash and cash equivalents	$5,050	$18,222
Working capital (1)	$(2,258)	$10,007
Property and equipment, net	$298,349	$298,496
Total assets	$367,531	$380,772

Total long-term debt	$103,094	$119,331
Debentures due Red Lion Hotels Capital Trust	$30,825	$30,825
Total liabilities	$182,986	$199,381
Total stockholders’ equity	$184,545	$181,391

(1)	Represents current assets less current liabilities.

     During the remaining three months of 2009, we expect cash expenditures to primarily include the funding of operating activities, interest payments on our outstanding indebtedness and additional capital expenditures. We expect to meet our long-term liquidity requirements for future investments and continued hotel and other various capital improvements through net cash provided by operations, debt or equity issuances.
Operating Activities
     Net cash provided by operations decreased $1.7 million to $19.2 million during the first nine months of 2009 compared to the 2008 period. Non-cash income statement expenses, including depreciation and amortization, provision for deferred tax and stock based compensation, increased 10.7% during the first nine months of 2009, offset by unfavorable working capital changes, including restricted cash, receivables, accruals and the receipt of deferred lease income, which resulted in decreased cash flow of $3.3 million during the first nine months of 2009. We realized a $9.3 million change in accounts payable in the first nine months of 2009 compared to 2008, primarily as a result of renovation activities that were completed at our Red Lion Anaheim property in February 2009, offset by a $2.1 million positive change in accounts receivable in 2009 compared to 2008. In June 2009, we received $0.9 million in deferred lease income pursuant to an amendment to the sublease agreement for the Red Lion Hotel Sacramento. The $0.9 million will be recognized over the life of the sublease agreement.
Investing Activities
     Net cash used in investing activities during the first nine months of 2009 totaled $16.1 million, compared to $40.8 million in the comparable 2008 period. Cash additions to property and equipment decreased $2.9 million, excluding the purchase of the Red Lion Hotel Denver Southeast in May 2008, due primarily to a slowdown of expenditure on all capital spending offset by renovations at our Red Lion Anaheim, Seattle’s Fifth Avenue and Denver properties. The first nine months of 2008 included the acquisition of the Red Lion Hotel Denver Southeast for $25.3 million in May 2008, and property and equipment additions throughout the system, including Micros-OPERA property management systems. During the first nine months of 2009, we utilized $0.9 million of restricted cash to fulfill our commitment of $0.9 million in tenant improvements at the Red Lion Hotel Sacramento in connection with an amendment to the sublease agreement.
     During the first nine months of 2008, we utilized $2.1 million of restricted cash to fulfill our original commitment of $3.0 million in tenant improvements at the Red Lion Hotel Sacramento as discussed above. This original commitment was completed by the end of 2008. Also during the first nine months of 2008, we received approximately $0.5 million for a worker’s compensation premium reimbursement and from the payoff of a long-term receivable.
Financing Activities
     Net financing activities utilized cash of approximately $16.3 million during the first nine months of 2009 compared to $20.8 million provided during the 2008 period. During the first nine months of 2009, we repaid a net $14.0 million on our $50 million credit facility, as well as $2.2 million in scheduled principal long-term debt payments.
     In 2008, $23.0 million was provided from our credit facility to finance the acquisition of the Red Lion Hotel Denver Southeast, offset by the repayment of $5.0 million in scheduled principal long-term debt payments and the repayment of $2.0 million of the $23.0 million drawn on the credit facility in May 2008. During September 2008, we closed on a $14.0 million loan, $8.2 million of which was used to pay off existing debt.
     At September 30, 2009, we had total debt obligations of $133.9 million, of which $66.2 million was securitized debt collateralized by individual hotels with fixed interest rates ranging from 6.7% to 8.1%. Our average pre-tax interest rate on debt was 6.3% at September 30, 2009, compared to 7.2% at this same time a year ago. Included within outstanding debt are debentures due to the Red Lion Hotels Capital Trust of $30.8 million, which are uncollateralized and due to the trust at a fixed rate of 9.5%.
     Of the $66.2 million in securitized debt, three pools of cross securitized debt exist: (i) one consisting of five properties with a total of $20.2 million, all of which mature in 2013; (ii) a second consisting of two properties with total borrowings of $18.2 million, which both mature in 2011; and (iii) a third consisting of four properties with total borrowings of $22.6 million, all of which mature in 2013. Each pool of securitized debt and the other collateralized hotel borrowings include defeasance provisions for early repayment.
     In December 2008, we announced a common stock repurchase program for up to $10.0 million. During December 2008, we repurchased 303,000 shares at a cost of $0.9 million. No shares were repurchased in the first nine months of 2009. During the first quarter of 2008, we purchased 93,000 shares at an aggregate cost of $0.9 million under a repurchase program announced in September 2007.

Contractual Obligations
     The following table summarizes our significant contractual obligations as of September 30, 2009 (in thousands):

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt (1)	$119,420	$8,700	$57,926	$52,794	$—
Operating leases (2)	59,467	8,031	13,382	9,863	28,191
Service agreements	825	275	550	—	—
Debentures due Red Lion Hotels Capital Trust (1)	131,609	2,928	5,857	5,857	116,967

Total contractual obligations(3)	$311,321	$19,934	$77,715	$68,514	$145,158

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)	Operating lease amounts are net of estimated sublease income of $11.9 million annually.

(3)	With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.
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
Off-balance Sheet Arrangements
     As of September 30, 2009, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Other Matters
Franchise Contracts
     At September 30, 2009, our system of hotels included 13 hotels under franchise agreements, representing a total of 2,428 rooms and 121,560 square feet of meeting space. During the first quarter of 2009, the franchise agreement for the Red Lion Hotel and Casino Winnemucca (105 rooms) expired and was not renewed, and this property left our system of hotels. During the third quarter of 2009, a franchise agreement for the Red Lion Baton Rouge (132 rooms) ended by agreement and was not renewed, and this property also left our system of hotels.
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
New Accounting Pronouncements
     See Note 11 of Condensed Notes to Consolidated Financial Statements for information related to the adoption of new accounting standards in the first nine months of 2009, none of which had a material impact on our consolidated financial statements. For the future adoption of recently issued accounting standards, also see Note 11. We are currently evaluating the impact that accounting changes regarding the transfers of financial assets and changes of accounting regarding variable interest entities will have on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At September 30, 2009, $98.6 million of our outstanding debt was subject to currently fixed interest rates and was not exposed to market risk from rate changes. At September 30, 2009, a total of $22.0 million was outstanding on our revolving credit facility at an interest rate of 2.0% based on a 30-day LIBOR plus 1.75%. Outstanding borrowings under the facility accrue interest rates that range from 150 to 225 basis points over LIBOR, with an option for a base rate loan based upon the federal fund rate or prime rate. We also have $13.3 million outstanding on a five-year loan that closed in September 2008, and had an interest rate at September 30, 2009 of 2.0% based on a stated spread over LIBOR. We do not foresee any significant changes in our exposure to fluctuations in interest rates, although we will continue to manage our exposure to this risk by monitoring available financing alternatives.
     The below table summarizes our debt obligations at September 30, 2009 on our consolidated balance sheet (in thousands). During the first nine months of 2009, recurring scheduled principal payments of $2.2 million were made that were included as debt obligations at December 31, 2008. In addition, we repaid a net $14.0 million on our $50 million credit facility, which also was included as a debt obligation at December 31, 2008.

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Long-term debt	$769	$3,172	$47,276	$1,976	$49,901	$—	$103,094	$97,973
Average interest rate							5.4%
Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$25,814
Average interest rate							9.5%
Item 4. Controls and Procedures
     As of September 30, 2009, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

     There were no changes in internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Red Lion Hotels Corporation
Registrant

	Signature	Title	Date

By:	/s/ Anupam Narayan	President and Chief Executive Officer	November 5, 2009
	Anupam Narayan	(Principal Executive Officer)

By:	/s/ Anthony F. Dombrowik	Senior Vice President, Chief Financial Officer	November 5, 2009
	Anthony F. Dombrowik	(Principal Financial and Accounting Officer)