Form 10-K
period 2009-12-31
Red Lion Hotels CORP
filed 2010-03-11
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☐     No ☑

(Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock as of June 30, 2009 was $87.0 million, of which 70.6% or $61.4 million was held by non-affiliates as of that date. As of March 1, 2010, there were 18,297,609 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Registrant’s 2009 fiscal year, are incorporated by reference herein in Part III.

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

In this report, “we,” “us,” “our,” “our company,” “the company” and “RLH” refer to Red Lion Hotels Corporation and, as the context requires, all of its wholly and partially owned subsidiaries, including its 100% ownership of Red Lion Hotels Holdings, Inc. and Red Lion Hotels Franchising, Inc. and its more than 99% ownership of Red Lion Hotels Limited Partnership. “Red Lion” refers to the Red Lion brand. The terms “the system,” “system-wide hotels” or “system of hotels” refer to our entire group of owned, leased and franchised hotels.

Item 1.	Business

Introduction

We are a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale, full, select and limited service hotels under our proprietary Red Lion brand. Established over 30 years ago, the Red Lion brand is nationally recognized and particularly well known in the western United States, where our hotels are located. The Red Lion brand is typically associated with three-star full and select service hotels.

Our company was incorporated in the state of Washington in April 1978, and operated hotels until 1999 under various brand names including Cavanaughs Hotels. In 1999, we acquired WestCoast Hotels, Inc., and rebranded our Cavanaughs hotels to the WestCoast brand, changing our name to WestCoast Hospitality Corporation. In 2001, we acquired Red Lion Hotels, Inc. In September 2005, after rebranding most of our WestCoast hotels to the Red Lion name, we changed our company name to Red Lion Hotels Corporation. All of our hotels operate under the Red Lion brand.

Red Lion has created an environment that allows our customers to feel at home while they travel. Our product and service culture is successful in both urban and smaller markets, and our hotels strive to reflect the character of the local markets in which they operate while maintaining a consistent, comfortable and friendly experience. We believe our focus on customer service and consistent brand touch-points allow guests to “Stay Comfortable.” Our goal is to create the most memorable guest experience possible, through personalized service, allowing us to be a leader in our markets. We believe that providing our guests a consistent, comfortable and friendly experience in the warm, authentic way that Red Lion has historically been known for will drive our hotels’ success.

As of December 31, 2009, our system of hotels contained 45 hotels located in eight states and one Canadian province, with 8,671 rooms and 431,244 square feet of meeting space as provided below:

		Total	Meeting
		Available	Space
	Hotels	Rooms	(sq. ft.)

Red Lion Owned and Leased Hotels	32	6,243	309,684
Red Lion Franchised Hotels	13	2,428	121,560

Total	45	8,671	431,244

Operations

We operate in three reportable segments:

The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels. As of December 31, 2009, we operated 32 hotels, of which 19 are wholly-owned and 13 are leased. During 2009, our hotel segment accounted for approximately 90.3% of total revenues.

The franchise segment is engaged primarily in licensing the Red Lion brand to franchisees. This segment generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners in exchange for the use of our brand and access to our central services programs. These programs include our reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards. As of December 31, 2009, we had 13 franchised hotels operating under the Red Lion brand. During 2009, our franchise segment accounted for approximately 1.0% of total revenues. The franchise segment has also historically reflected revenue from management fees charged to the owners of managed hotels. We have not managed any hotels for third parties since January 2008.

The entertainment segment derives revenues primarily from ticketing services and promotion and presentation of entertainment productions under the operations of TicketsWest and WestCoast Entertainment. We offer ticketing inventory management systems, call center services, and outlet/electronic channel distribution for event locations. We have developed an electronic ticketing platform that is integrated with our electronic hotel distribution system. During 2009, our entertainment segment accounted for approximately 7.1% of total revenues.

Our remaining activities, none of which constitutes a reportable segment, have been aggregated into “other.” In September 2007, and as discussed further in Note 18 of Notes to Consolidated Financial Statements, we sold the remaining commercial office building held for sale that had been included within discontinued operations. There were no remaining discontinued operations after December 31, 2007.

A summary of our reporting segment revenues is provided below (in thousands, except for percentages). For further information regarding our business segments, see Note 16 of Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2009		2008		2007

Hotels:
Rooms revenue	$103,569	62.6%	$117,485	62.6%	$114,312	61.2%
Food and beverage revenue	41,484	25.1%	48,506	25.9%	48,061	25.7%
Other department revenue	4,326	2.6%	4,561	2.4%	3,795	2.0%

Total hotels segment revenue	149,379	90.3%	170,552	90.9%	166,168	88.9%

Franchise revenue	1,678	1.0%	1,862	1.0%	2,756	1.5%
Entertainment revenue	11,690	7.1%	12,016	6.4%	14,839	7.9%
Other revenue	2,641	1.6%	3,140	1.7%	3,130	1.7%

Total revenue	$165,388	100.0%	$187,570	100.0%	$186,893	100.0%

Revenue per available room (“RevPAR”) for owned and leased hotels on a comparable basis for 2009 decreased 12.1% due to a 380 basis point drop in occupancy and a 6.3% decrease in average daily rate (“ADR”). System-wide, which includes franchised hotels, RevPAR on a comparable basis decreased 11.9% year-over-year due to a 420 basis point decline in occupancy and a 5.3% decline in ADR. Average occupancy, ADR and RevPAR statistics are provided below:

	2009			2008
	Average			Average
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR

Owned and Leased Hotels	56.9%	$83.44	$47.49	60.7%	$89.05	$54.05
Franchised Hotels	52.8%	$76.27	$40.28	57.9%	$78.18	$45.25

Total System Wide(1)	55.7%	$81.44	$45.37	59.9%	$85.97	$51.47

Change from prior comparative periods:

	2009 vs. 2008

Owned and Leased Hotels	(3.8)	(6.3)%	(12.1)%
Franchised Hotels	(5.1)	(2.4)%	(11.0)%

Total System Wide	(4.2)	(5.3)%	(11.9)%

(1)	Includes all hotels owned, leased and franchised, presented on a comparable basis for hotel statistics.

Average occupancy, ADR and RevPAR, as defined below, are widely used in the hospitality industry and appear throughout this document as important measures to the discussion of our operating performance.

•	Average occupancy represents total paid rooms occupied divided by total available rooms. We use average occupancy as a measure of the utilization of capacity in our system of hotels.

•	RevPAR represents total room and related revenues divided by total available rooms. We use RevPAR as a measure of performance yield in our system of hotels.

•	ADR represents total room revenues divided by the total number of paid rooms occupied by hotel guests. We use ADR as a measure of room pricing in our system of hotels.

•	Total available rooms represents the number of rooms available multiplied by the number of days in the reported period. We use total available rooms as a measure of capacity in our system of hotels and do not adjust total available rooms for rooms temporarily out of service for remodel or other short-term periods.

•	Comparable hotels are hotels that have been owned, leased or franchised by us during each of the full periods presented.

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

Company Strategy

The recessionary challenges over the last fifteen months have imposed significant pressure on the lodging industry, and similar to most hotel companies, our RevPAR, occupancy and rate saw decreases during 2009 that resulted in lower revenues and operating income compared to 2008 and 2007. As the industry continues to be impacted by this difficult market, our company strategy during 2010 will focus on initiatives to grow hotel revenues at our owned and leased hotels and expanding our current franchise base. We will continue careful cost management to maintain or improve our operating margins to increase our profitability, in support of our longer term commitment of providing competitive returns to our investors.

Hotel Operations Strategy

With a continued focus on cost management, we intend to drive profitability in 2010 through growth in revenue via the following initiatives:

•	Business Mix. Our assets provide us with a stable, positive cash flow. However, on an aggregated basis, we can improve compared to our competitive set in average rate due to our occupancy mix. We intend to increase group and higher-rated transient business, and focus on offsetting lower-rated on-line travel agent and permanent business. To achieve this goal, we are focusing on direct sales, as well as implementing centralized revenue management across our system of hotels, allowing for greater consistency in pricing to improve value perception and capture market share.

•	Investment in Marketing and Sales Resources. Group business serves as a strong foundation for meeting our occupancy and revenue objectives. During the fourth quarter of 2009, we implemented an automated sales and catering system that provides our properties with a single customer data base to streamline sales and catering processes, increase efficiency of sales personnel to capture additional business and allow for immediate transparency in monitoring productivity. In addition to this new system, we have invested in training and additional sales personnel to expand our local and national reach in an effort to grow our mix of group and preferred corporate customer base.

•	Responding to Customer Demand. The Red Lion brand has always been associated with full-service, high-quality lodging, with extensive meeting facilities and food and beverage operations in the majority of our locations. Our hotels offer great value, however, customers’ desire for services and amenities change and we are committed to providing what they anticipate. We have introduced the concept of Variable Dining Options throughout our system of hotels, which includes a value priced, system-wide breakfast initiative to directly compete with limited and select service hotels offering free breakfast. We also will continue to assess our operations and focus to ensuring our guest a clean, comfortable room at a competitive price, and a place they want to return to.

•	Expense Management and Other Revenue. During 2009, we again achieved a 23.1% direct hotel operating margin despite a $21.2 million, or 12.4%, decline in hotel revenues from the prior year. Our expense management initiatives and our active response to the economic downturn helped to minimize the negative impact to the bottom line, and we will continue these efforts going forward. We will also seek to maximize ancillary revenues, including such things as paid parking, selling reservations services and by leasing underutilized real estate.

Growth in Franchise Operations

We believe franchising represents a profitable, non-capital intensive growth opportunity that we intend to focus on in 2010. The current market offers a unique opportunity to enhance our value proposition and attract hotel owners who are seeking brand change alternatives. Red Lion is able to be competitive against major brands, because as a mid-scale operator we offer value and flexibility to third-party owners of both limited and full-service operations. The Red Lion brand has been well known in the geographic areas in which we currently operate for more than 30 years, which we feel is attractive to potential franchisees looking for options to reduce costs and increase flexibility but yet offer a distinct product valued by customers. As the owner of the Red Lion brand, we offer a strong support system by providing a full range of franchise services that we believe are valuable to hotel owners, including (i) central reservations, (ii) revenue management, (iii) national and regional sales, (iv) marketing, (v) systems, operations and customer service training, (vi) corporate purchasing programs and (vii) quality evaluations.

Our current hotels are primarily located in eight Western states, with the majority in secondary and tertiary markets. The current operating environment may provide us with opportunity if other brands seek to reduce their presence in and around these markets. We will continue to build on the strength and recognition of the Red Lion brand in the geographic footprint we have built as a platform for growth and achievement of long-term profitability and returns to shareholders, and are in the midst of attracting additional resources to pursue our growth in franchise base.

During 2010, we expect economic conditions will continue to adversely affect our industry and create a difficult operating environment. While our goal is to deliver bottom-line profitability through the above described initiatives, there can be no assurance our results of operations will be similar to our results reported in prior years if economic conditions do not improve.

Employees

As of December 31, 2009, we employed 2,479 people on a full-time or part-time basis, with 2,337 directly related to hotel operations. We also have 96 employees in other operating segments, primarily within our entertainment segment, and 45 employees in our corporate office. Our total number of employees fluctuates seasonally, and we employ many part-time employees.

At December 31, 2009, approximately 4.7% of our total workforce was covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and organized settlement of labor disputes. We believe our employee relations are satisfactory.

Available Information

Through our website (www.redlion.com), we make available our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, amendments to these filings and all other reports and documents that we file with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

General economic conditions will continue to negatively impact our results and liquidity.

Most business has been affected by current economic factors, including Red Lion. Discretionary travel has been impacted by economic pressures which in turn has impacted the hospitality industry and our company. Higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending all reduce the demand for hotel rooms and related lodging services and have put pressure on industry room rates and occupancy. In 2010, we expect our operations and financial results will continue to be impacted by general economic conditions, weakened hospitality demand and constraints on availability of financing. Factors such as continued unfavorable economic conditions, a significant decline in demand for lodging, or continued instability of the credit and capital markets could result in further pressure on credit, which could negatively impact our ability to obtain future financing on acceptable terms and our liquidity in general. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt servicing and capital expenditures for the foreseeable future, if our operating results worsen significantly and our cash flow or capital resources prove inadequate or we do not meet our financial debt covenants, we could potentially face liquidity problems that could adversely affect our results of operations and financial condition.

Due to the geographic concentration of the hotels in our system, our results of operations and financial condition are subject to fluctuations in regional economic conditions.

Of the 45 hotels in our system at December 31, 2009, 35 are located in Oregon, Washington, Idaho and Montana. Our results of operations and financial condition may be impacted by the economy of the Pacific Northwest, which is dependent in large part on a limited number of major industries, including agriculture, tourism, technology, timber and aerospace. These industries may be affected by:

•	The rate of national and local unemployment;

•	The relative strength of national and local economies; and

•	Changes in governmental regulations and economic conditions.

In addition, companies in these industries may decide to relocate all or part of their businesses outside the Pacific Northwest. Any of these factors could materially affect the local economies in which these industries operate and where we have a presence. Other adverse events specifically affecting the Pacific Northwest, such as economic recessions or natural disasters, could cause a loss of revenues for our hotels in this region. Our concentration of assets within this region may put us at greater economic risk. In addition, we operate or market multiple hotels within several markets. A downturn in general economic or other relevant conditions in these specific markets or in any other market in which we operate could lead to a decline in demand in these markets and cause a loss of revenues from these hotels.

Our operating results are subject to conditions affecting the lodging industry.

Our revenues and operating results may be impacted by and continue to fluctuate due to a number of factors, including but not limited to:

•	Decreases in demand for transient rooms and related lodging services, including a reduction in business travel as a result of general economic conditions;

•	Changes in travel patterns, extreme weather conditions and cancellation of or changes in events scheduled to occur in our markets;

•	The attractiveness of our hotels to consumers and competition from other hotels;

•	The need to periodically repair and renovate the hotels in our system;

•	The lack of availability of capital to allow us to fund renovations and investments;

•	The quality and performance of the employees of our hotels;

•	Increases in transportation and fuel costs, the financial condition of the airline industry and the impact on travel;

•	Increases in operating costs, due to inflation and other factors such as minimum wage requirements, overtime, healthcare, working conditions, work permit requirements and other labor-related costs, energy prices, insurance and property taxes, as well as increases in construction or associated renovation costs;

•	Regulations and changes therein relating to the preparation and sale of food and beverages, liquor service and health and safety of premises;

•	Impact of war, actual or threatened terrorist attacks, heightened security measures and other national, regional or international political and geopolitical conditions;

•	Travelers’ fears of exposure to contagious diseases or food borne illness;

•	The impact of internet intermediaries and competitor pricing;

•	Oversupply of hotel rooms in markets in which we operate;

•	Restrictive changes in zoning and similar land use laws and regulations, or in health, safety and environmental laws, rules and regulations;

•	Possible requirements to make substantial modifications to our hotels to comply with the Americans with Disabilities Act of 1990 or other governmental or regulatory actions; and

•	The financial condition of third-party property owners and franchisees, which may impact their ability to fund amounts required for renovations as required under franchise agreements.

Any of these factors could adversely impact hotel room demand and pricing and thereby reduce occupancy, ADR and RevPAR; give rise to government imposed fines or private litigants winning damage awards against us; or otherwise adversely affect our results of operations and financial condition.

Our expenses may remain constant or increase even if revenues decline.

The expenses of owning and operating a hotel are not necessarily reduced when circumstances such as market factors and competition cause a reduction in its revenues. Accordingly, a decrease in our revenues could result in a disproportionately higher decrease in our earnings because our expenses are unlikely to decrease proportionately.

We are exposed to impairment risk of goodwill, intangibles and other long-lived assets.

Financial and credit market volatility directly impacts fair value measurement through our company’s estimated weighted average cost of capital used to determine discount rate, and through our common stock price that is used to determine market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. At December 31, 2009 and 2008, our recorded goodwill remained unchanged at $28.0 million, and other intangible assets totaled $10.2 million and $10.4 million, respectively. While we have not previously recorded any impairment losses for goodwill or other intangible assets, continued adverse market conditions could have a further impact on the fair value of our reporting units that could result in future impairments of goodwill, intangible and other long-lived assets.

The assessment for possible impairment requires us to make judgments, including:

•	Estimated future cash flows from the respective properties, which is dependent upon internal forecasts;

•	Estimation of the long-term rate of growth for our business;

•	The useful life over which our cash flows will occur;

•	The determination of real estate and prevailing market values;

•	Asset appraisals; and

•	Current estimated net sales proceeds from pending offers or net sales proceeds from previous, comparable transactions, if available and appropriate.

In accordance with the guidance for the impairment of long-lived assets, if the expected undiscounted future cash flows are less than net book value, the excess of net book value over fair value is charged to current earnings. As discussed further in Note 3 of Notes to Consolidated Financial Statements, assets held and used with a carrying amount of $28.4 million were written down to their fair value of $19.7 million, resulting in a non-cash impairment loss of $8.7 million for the year ended December 31, 2009. Changes in our estimates and assumptions as they relate to valuation of goodwill, intangibles and other long-lived assets could affect, potentially materially, our financial condition or results of operations in the future.

We have incurred debt financing and may incur increased indebtedness in connection with growth of our system of hotels, capital expenditures or for other corporate purposes.

A substantial portion of our outstanding indebtedness is secured by individual properties. Neither our Articles of Incorporation nor our Bylaws limit the amount of indebtedness that we may incur. Subject to limitations in our debt instruments, we may incur additional debt in the future to finance growth of our system of hotels, renovations and for general corporate purposes. Accordingly, we could become highly leveraged, resulting in an increase in debt service that could adversely affect our operating cash flow. Our continuing indebtedness could increase our vulnerability to general economic and lodging industry conditions, including increases in interest rates, and could impair our ability to obtain additional financing in the future and to take advantage of significant business opportunities that may arise. Our indebtedness is, and will likely continue to be, secured by mortgages on our owned hotels. If we are not able to meet our debt service obligations, we risk the loss of some or all of our assets, including our hotels, to foreclosure.

Adverse economic conditions could cause the terms on which borrowings become available to be unfavorable to us. In such circumstances, if we are in need of capital to repay indebtedness in accordance with its terms or otherwise, we could be required to sell one or more of our owned hotels at unattractive prices. Economic conditions could result in higher interest rates, which would increase debt service requirements on our variable rate credit facilities and could reduce the amount of cash available for general corporate purposes.

Our business is capital intensive and any potential acquisition, development, redevelopment and renovation projects might be more costly than we anticipate.

We are committed to keeping our properties well maintained and attractive to our customers in order to enhance our competitiveness within the industry. This creates an ongoing need for cash, and to the extent we or our franchisees cannot fund expenditures from cash generated from operations, funds must be borrowed or otherwise obtained. Hotel redevelopment, renovation and new project development are subject to a number of risks, including:

•	Construction delays and cost overruns;

•	Numerous federal, state and local government regulations affecting the lodging industry, including building and zoning requirements and other required governmental permits and authorizations;

•	Uncertainties as to market demand or a loss of market demand after capital improvements have begun; and

•	Potential environmental problems.

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

We maintain a $37.5 million revolving credit facility that includes customary affirmative and negative covenants, the most restrictive of which are financial covenants dealing with leverage, interest coverage and debt service coverage. At December 31, 2009, we had $26.0 million outstanding under the facility and were in compliance with our covenants. We also have variable rate indebtedness secured by our Red Lion Bellevue location, the principal balance of which was $13.1 million at December 31, 2009. This indebtedness has restrictive covenants that mirror those of our credit facility. There is no assurance that we will be able to comply with these covenants in the future. Any failure to do so could result in a demand for immediate repayment of our obligations under the credit facility and any other indebtedness for which such failure or repayment demand constitutes an event of default, which would adversely affect our results of operation and financial condition, and limit our ability to obtain financing. For additional information, see Note 5 of Notes to Consolidated Financial Statements.

We will be required to refinance our credit facility and other debt maturities by 2011 and in 2013, and there is no assurance that we will be able to refinance that debt on competitive terms.

We have the option, subject to certain conditions, to extend the maturity of our revolving credit facility until September 2011. As a result, we will be required to repay, refinance or renegotiate the facility prior to that date. Our ability to refinance the facility on acceptable terms will depend on a number of factors, including our degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. We also have $22.2 million in term debt maturing in 2011, and $48.8 million maturing in 2013. The availability of funds for new investments and improvement of existing hotels depends in large measure on capital markets and liquidity factors over which we can exert little control. Events over the past months, including failures and near failures of a number of large financial service companies and the contraction of available liquidity and leverage, have impaired the capital markets for hotel and real estate investments. As a result, many current and prospective hotel owners are finding hotel financing on commercially viable terms to be extremely difficult to obtain. There is no assurance that we will be able to obtain additional financing when needed on acceptable terms.

The lodging industry is highly competitive, which may impact our ability to compete successfully with other hospitality and leisure companies.

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

We also compete with other hotel brands and management companies for hotels to add to our system, including through franchise and management agreements. Our competitors include management companies as well as large hotel chains that own and operate their hotels and franchise their brands. As a result, the terms of prospective franchise and management agreements may not be as favorable as our current agreements. In addition, we may be required to make investments in or guarantee the obligations of third parties or guarantee minimum income to third parties in connection with future franchise or management agreements.

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

We may be unsuccessful in identifying and completing franchise acquisitions, which could limit our ability to implement our growth strategy and result in significant expense.

We intend to pursue franchise growth, and our ability to add to our system of hotels is dependent upon, among other things, our relationships with owners of existing hotels and certain major hotel investors, and integrating new hotels into our system. We may be unable to find suitable hotels for franchising on acceptable terms, or at all. Competition with other hotel companies may increase the cost of acquiring a franchise property. Our failure to compete successfully for franchise properties or to attract and maintain relationships with hotel owners and hotel investors could adversely affect our ability to expand our system of hotels. An inability to implement our growth strategy could limit our ability to grow our revenue base and otherwise adversely affect our results of operations.

The results of some of our hotels are significantly impacted by group contract business and other large customers, and the loss of such customers for any reason could harm our operating results.

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

We are subject to varying degrees of risk that generally arise from the ownership of real property. Revenue and cash flow from our hotels and other real estate may be adversely affected by, and costs may increase as a result of, changes beyond our control, including but not limited to:

•	Changes in national, regional and local economic conditions;

•	Changes in local real estate market conditions;

•	Increases in interest rates, and other changes in the availability, cost and terms of financing and capital leases;

•	Increases in property and other taxes;

•	The impact of present or future environmental legislation;

•	Adverse changes in other governmental regulations, insurance and zoning laws; and

•	Condemnation or taking of properties by governments or related entities

There is currently a proposal to expand light rail to Bellevue, Washington, which could result in taking of a portion or all of our property in that city. While we may oppose such actions, if one or more of our hotels were taken through the eminent domain process, we might not receive compensation that we believe is commensurate with the fair value of the property, and in addition, we may lose business presence in that market.

These adverse conditions could potentially cause the terms of our borrowings to change unfavorably. In such circumstances, if we were in need of capital to repay indebtedness in accordance with its terms or otherwise, we could be required to sell one or more hotels at unattractive prices. Unfavorable changes in one or more of these conditions could also result in unanticipated expenses and higher operating costs, thereby reducing operating margins and otherwise adversely affecting our results of operations and financial condition.

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

We rely heavily on our employees to provide high-quality personal service at our hotels. At certain of our owned and leased hotels, employees are covered by collective bargaining agreements, and attempts could be made in the future to unionize our employees at other locations. Any labor dispute or stoppage could harm our ability to provide high-quality personal services, which could reduce occupancy and room revenue, tarnish our reputation and harm our results of operations.

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

Our business is seasonal in nature, with the period from May through October generally accounting for the greatest portion of our annual revenues. Therefore, our results for any quarter may not be indicative of the results that may be achieved for the full fiscal year. The seasonal nature of our business increases our vulnerability to risks during this period, including labor force shortages, cash flow problems, economic downturns and poor weather conditions. The adverse impact to our revenues would likely be greater as a result of our seasonal business.

Our properties are subject to risks relating to natural disasters, terrorist activity and war, and any such event could materially adversely affect our operating results without adequate insurance coverage or preparedness.

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

We collect and maintain information relating to our guests for various business purposes, including credit card information and information on guest preferences that we use to enhance our customer service and for marketing and promotion purposes. The collection and use of personal data are governed by privacy laws and regulations enacted in the U.S. and by various contracts under which we operate. Privacy regulation is an evolving area in which different jurisdictions may subject us to inconsistent compliance requirements. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to service our guests and market our products, properties and services to our guests. In addition, noncompliance with applicable privacy regulations, either by us or in some circumstances by third parties engaged by us, could result in fines or restrictions on our use or transfer of data.

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

Our operating costs may be affected by the obligation to pay for the cost of complying with existing and future environmental laws, ordinances and regulations. Under current federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to remediate such contaminated property properly, may adversely affect the ability of the owner of the property to borrow using such property as collateral for a loan or to sell such property. Environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated, and may impose remedial or compliance costs. The costs of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could have an adverse effect on our results of operations and financial condition.

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

We have not performed Phase II environmental assessments on two of our owned properties for which Phase II assessments were recommended, because we determined that any further investigation was not warranted for materiality reasons. One of these properties is located on a former railroad yard, purchased by us in 1975. In the past five years as we have further commercially developed the site, construction activities have excavated contaminated soil remaining from the railroad yard that we have remediated in accordance with applicable regulations and at the direction of the applicable environmental jurisdiction.

In March 2009, odors in the basement of our hotel in Salt Lake City led to the detection of a release of petroleum from an adjacent gas station owned by Sinclair Marketing. Petroleum and constituents of petroleum have been identified in sumps on the hotel property and in both soil and groundwater on the property that have been sampled and analyzed. Since the initial detection of petroleum release, Sinclair has taken steps to remediate the property by excavating contaminated soils and by pumping and treating contaminated groundwater. Sinclair has agreed to complete any further remediation that may be necessary to cleanup this property. Sinclair has also agreed to reimburse us for our costs, including attorney’s fees, related to Sinclair’s remediation efforts. However, in the event that Sinclair does not satisfy its commitment to remediate the property in accordance with applicable State of Utah cleanup standards, we could be liable to the State of Utah for any remaining soil or groundwater contamination by virtue of our status as the owner of the property.

Other than as disclosed above, we have not been notified by any governmental authority and we have no other knowledge of any material noncompliance, material liability or material claim relating to hazardous or toxic substances or other environmental substances in connection with any of our properties. Nevertheless, there is no assurance that these properties do not have any environmental concerns associated with them. In addition, there is no assurance that we will not discover problems that currently exist, but of which we have no current knowledge, that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our existing and future properties will not be affected by the condition of neighboring properties, such as the presence of leaking underground storage tanks, or by third parties unrelated to us.

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

If these or other franchise agreements are not renewed, or are terminated prior to the expiration of their respective terms, or if new franchise hotels are unable to effectively integrate into our system, the resulting decrease in revenue and loss of market penetration could have an adverse effect on our results of operations and financial condition.

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

If our franchisees terminate or fail to renew their relationship with our company, or if new franchise hotels are unable to effectively integrate into our system, our franchise revenue will decline.

As of December 31, 2009, there were 13 hotels in our system that were owned by others and operated under franchise agreements. Franchise agreements generally specify a fixed term and contain various early termination provisions, such as the right to terminate upon notice by paying us a termination fee. There is no assurance that these agreements will be renewed, or that they will not be terminated prior to the end of their respective terms.

We rely on our central reservation system for occupancy at our hotels and any failures in such system could negatively affect our revenues and cash flows.

The hospitality industry requires the use of technology and systems for property management, procurement, reservations, operation of our customer loyalty program, distribution and other purposes. These technologies can be expected to change guests’ expectations, and there is the risk that advanced new technologies will be introduced requiring further investment capital. We maintain a hotel reservation system that allows us to manage our rooms inventory through various distribution channels, including our websites, and execute rate management strategies. As part of our marketing strategy, we encourage guests to book on our website, which guarantees the lowest rate available compared to third-party travel websites.

The development and maintenance of our central reservation system and other technologies may require significant capital. There can be no assurance that as various systems and technologies become outdated or new technology is required we will be able to replace or introduce them as quickly as our competition or within budgeted costs and timeframes. Further, there can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system. If our systems fail to operate as anticipated, or we fail to keep up with technological or competitive advances, our revenues and cash flows could suffer.

Our current or future joint venture arrangements may not reflect solely our best interests and may subject these investments to increased risks.

We may in the future acquire additional interests in other properties through joint venture arrangements with other entities. Partnerships, joint ventures and other business structures involving our co-investment with third parties generally include some form of shared control over the operations of the business and create additional risks. Some of these acquisitions may be financed in whole or in part by loans under which we are jointly and severally liable for the entire loan amount along with the other joint venture partners. The terms of these joint venture arrangements may be more favorable to the other party or parties than to us. Although we actively seek to minimize such risks before investing in partnerships, joint ventures or similar structures, investing in a property through such arrangements may subject that investment to risks not present with a wholly owned property, including, among others, the following:

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

The stock market has experienced and may in the future experience extreme volatility unrelated to the operating performance of particular companies. Many factors could cause the market price of our common stock to rise or fall, including but not limited to:

•	Changes in general economic conditions, such as the recent recession, and subsequent fluctuations in stock market prices and volumes;

•	Changes in financial estimates, expectations of future financial performance or recommendations by analysts;

•	Changes in market valuations of companies in the hospitality industry;

•	Actual or anticipated variations in our quarterly results of operations;

•	Issuances of additional common stock or other securities; and

•	Announcements by us or our competitors of acquisitions, investments or strategic alliances.

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

Due to the shareholdings of our significant shareholders, we may be limited in our ability to undertake transactions requiring shareholder approval.

As of December 31, 2009, Columbia Pacific Opportunity Fund, L.P. had sole voting and investment power with respect to 18.3% of our outstanding shares of common stock. Donald K. Barbieri, our Chairman of the Board, had sole voting and investment power with respect to 5.3% of our outstanding shares of common stock. River Run Ventures, LLC, a Washington limited liability company of which Mr. Barbieri is a member and as a member shares voting and dispositive power with respect to the shares, held 0.8% of our outstanding shares of common stock. Heather Barbieri, his ex-spouse, had sole voting and investment power with respect to 5.4% of our outstanding shares of common stock. Pursuant to a trust agreement, Donald K. Barbieri and Heather Barbieri share voting and investment power with respect to an additional 2.5% of our outstanding shares of common stock. Richard L. Barbieri, who is also a director and a brother of Donald K. Barbieri, beneficially owned 1.1% of our outstanding shares of common stock. In addition, we believe that other members of the Barbieri family who are not directors, executive officers or 5% shareholders individually hold our outstanding common stock. As a result, one or more of these shareholders may have the ability as a group to substantially influence actions requiring the approval of our shareholders, including a merger or a sale of all of our assets or a transaction that results in a change of control.

The performance of our entertainment division is particularly subject to fluctuations in economic conditions.

Our entertainment division, which comprised 7.1% of our total revenues from continuing operations in 2009, engages in event ticketing and the presentation of various entertainment productions. Our entertainment division is vulnerable to risks associated with changes in general regional and economic conditions, the potential for significant competition and a change in consumer trends, among other risks. In addition, we face the risk that entertainment productions will not tour the regions in which we operate or that such productions will not choose us as a presenter or promoter.

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

Under the Red Lion name as of December 31, 2009, we owned 19 hotels, leased 13, and had franchise arrangements with 13 hotels owned and operated by third parties. To support our owned, leased and franchised hotels, we provide all the services typical in our industry: marketing, sales, advertising, frequency program, revenue management, procurement, quality assurance, education and training, design and construction management. We maintain a central reservation call center with links to various travel agent global distribution systems and electronic distribution channels on the internet, including our branded website. The table below reflects our hotel properties and locations, total available rooms per hotel, as well as meeting space availability, as of December 31, 2009.

		Total	Meeting
		Available	Space
Property	Location	Rooms	(sq. ft.)

Red Lion Owned Hotels
Red Lion Hotel Eureka	Eureka, California	175	4,890
Red Lion Hotel Redding	Redding, California	192	6,800
Red Lion Hotel Denver Southeast	Aurora, Colorado	478	25,000
Red Lion Hotel Pocatello	Pocatello, Idaho	150	13,000
Red Lion Templin’s Hotel on the River	Post Falls, Idaho	163	11,000
Red Lion Hotel Canyon Springs	Twin Falls, Idaho	112	5,085
Red Lion Colonial Hotel	Helena, Montana	149	15,500
Red Lion Hotel Salt Lake Downtown	Salt Lake City, Utah	393	12,000
Red Lion Hotel Columbia Center	Kennewick, Washington	162	9,700
Red Lion Hotel Olympia	Olympia, Washington	192	16,500
Red Lion Hotel Pasco	Pasco, Washington	279	17,240
Red Lion Hotel Port Angeles	Port Angeles, Washington	186	3,010
Red Lion Hotel Richland Hanford House	Richland, Washington	149	9,247
Red Lion Bellevue	Bellevue, Washington	181	5,700
Red Lion Hotel on Fifth Avenue	Seattle, Washington	297	13,800
Red Lion Hotel Seattle Airport	Seattle, Washington	144	4,500
Red Lion Hotel at the Park	Spokane, Washington	400	30,000
Red Lion Hotel Yakima Center	Yakima, Washington	156	11,000
Red Lion Kalispell Center	Kalispell, Montana	170	10,500

Owned Hotels (19 properties)		4,128	224,472

Red Lion Leased Hotels
Red Lion Hotel Boise Downtowner	Boise, Idaho	182	8,600
Red Lion Inn Missoula	Missoula, Montana	76	640
Red Lion Inn Astoria	Astoria, Oregon	122	5,118
Red Lion Inn Bend North	Bend, Oregon	75	2,000
Red Lion Hotel Coos Bay	Coos Bay, Oregon	145	5,000
Red Lion Hotel Eugene	Eugene, Oregon	137	5,600
Red Lion Hotel Medford	Medford, Oregon	185	9,552
Red Lion Hotel Pendleton	Pendleton, Oregon	170	9,769
Red Lion Hotel Kelso/Longview	Kelso, Washington	161	8,670
Red Lion River Inn	Spokane, Washington	245	2,800
Red Lion Hotel Vancouver (at the Quay)	Vancouver, Washington	160	14,785
Red Lion Hotel Wenatchee	Wenatchee, Washington	149	7,678
Red Lion Anaheim	Anaheim, California	308	5,000

Leased Hotels (13 properties)		2,115	85,212

		Total	Meeting
		Available	Space
Property	Location	Rooms	(sq. ft.)

Red Lion Franchised Hotels
Red Lion Inn and Suites Victoria	Victoria, BC Canada	85	450
Red Lion Hotel Bakersfield	Bakersfield, California	165	6,139
Red Lion Hotel Denver Central	Denver, Colorado	297	15,206
Red Lion Hotel Lewiston	Lewiston, Idaho	183	12,259
Red Lion Hotel & Casino Elko	Elko, Nevada	222	3,000
Red Lion Inn & Suites McMinnville	McMinnville, Oregon	67	1,312
Red Lion Inn Portland Airport	Portland, Oregon	136	3,000
Red Lion Hotel Portland Convention Center	Portland, Oregon	174	6,000
Red Lion Hotel Salem	Salem, Oregon	148	10,000
Red Lion Hotel on the River — Jantzen Beach	Portland, Oregon	318	35,000
Red Lion Hotel Tacoma	Tacoma, Washington	119	750
Red Lion Hotel Idaho Falls	Idaho Falls, Idaho	138	8,800
Red Lion Hotel Sacramento at Arden Village	Sacramento, California	376	19,644

Franchised Hotels (13 properties)		2,428	121,560

Total — All Hotels (45 properties)		8,671	431,244

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

At December 31, 2009, our system of hotels included 13 hotels under franchise agreements, representing a total of 2,428 rooms and 121,560 square feet of meeting space. During the first quarter of 2009, the franchise agreement for the Red Lion Hotel and Casino Winnemucca (105 rooms) expired and was not renewed, and has since left our system of hotels. During the third quarter of 2009, a franchise agreement for the Red Lion Hotel Baton Rouge (132 rooms) ended by agreement and was not renewed, and this property also left our system of hotels.

Discontinued Operations

From November 2004 through 2007, we divested non-strategic assets including ten of our owned hotels, certain commercial office buildings and certain other non-core properties including condominium units and certain parcels of excess land. Each of the divestment properties met the criteria to be classified as an asset held for sale. The activities of the hotels and commercial office buildings were considered discontinued operations under generally accepted accounting principles and were separately disclosed on the consolidated statement of operations, comparative for all periods presented when they existed. All assets held for sale were sold in or before 2007, so there were no remaining discontinued operations after December 31, 2007.

Other Operations

In addition to the operations discussed above, we maintain a direct ownership interest in a retail mall in Kalispell, Montana, which is attached to our Red Lion hotel, and have other miscellaneous real estate investments.

Item 3.	Legal Proceedings

At any given time, we are subject to claims and actions incident to the operation of our business. While the outcome of these proceedings cannot be predicted, it is the opinion of management that none of such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 4.	[RESERVED]

Item 4A.	Executive Officers of the Registrant

Set forth below is information regarding our directors, executive officers and certain key employees as of March 1, 2010:

Name	Age	Position

Donald K. Barbieri	64	Chairman of the Board
Richard L. Barbieri	67	Director
Ryland P. “Skip” Davis	69	Director
Peter F. Stanton	53	Director
Ronald R. Taylor	62	Director
Raymond R. Brandstrom	57	Director
Jon E. Eliassen	63	President, Chief Executive Officer and Director
George H. Schweitzer	54	Executive Vice President and Chief Operating Officer, Hotel Operations
Thomas L. McKeirnan	41	Senior Vice President, General Counsel and Secretary
Anthony F. Dombrowik	39	Senior Vice President, Chief Financial Officer and Principal Financial and Accounting Officer
Jack G. Lucas	57	Vice President and President, TicketsWest

Donald K. Barbieri.  Mr. Barbieri has been a director since 1978 and Chairman of the Board since 1996. He served as President and Chief Executive Officer from 1978 until April 2003. Mr. Barbieri joined our company in 1969 and was responsible for its development activities in hotel, entertainment and real estate areas. Mr. Barbieri is currently a member of the Washington Economic Development Commission. Mr. Barbieri is a past Chairman of the Board for the Spokane Regional Chamber of Commerce; served as President of the Spokane Chapter of the Building Owners and Managers Association from 1974 to 1975; and served as President of the Spokane Regional Convention and Visitors Bureau from 1977 to 1979. He also served on the Washington Tourism Development Council from 1983 to 1985, and he has served on the Washington Economic Development Board. Mr. Barbieri chaired the State of Washington’s Quality of Life Task Force from 1985 to 1989. Mr. Barbieri is the brother of Richard L. Barbieri.

Richard L. Barbieri.  Mr. Barbieri has been a director since 1978. From 1994 until December 2003, he served as our company’s full-time General Counsel, first as Vice President, then Senior Vice President and Executive Vice President. From 1978 to 1995, Mr. Barbieri served as legal counsel and Secretary, during which time he was first engaged in the private practice of law at Edwards and Barbieri, a Seattle law firm, and then at Riddell Williams P.S., a Seattle law firm where he chaired the firm’s real estate practice group. Mr. Barbieri has also served as chairman of various committees of the Washington State Bar Association and the King County (Washington) Bar Association, and as a member of the governing board of the King County bar association. He also served as Vice Chairman of the Citizens’ Advisory Committee to the Major League Baseball Stadium Public Facilities District in Seattle in 1996 and 1997. Mr. Barbieri is the brother of Donald K. Barbieri.

Ryland P. “Skip” Davis.  Mr. Davis has been a director since May 2005. Mr. Davis is the Chief Executive Officer of Providence Strategic Ventures, a division of Providence Health and Services, the sixth largest Catholic health system in the Unites States. From 1998 to 2007, he served as Chief Executive Officer of Providence Health Care and from 1996 to 1998 as Chief Executive Officer of Sacred Heart Medical Center in Spokane. From 1993 to 1996, Mr. Davis was Senior Vice President for the Hunter Group, a hospital management firm specializing in healthcare consulting and management nationally. From 1988 to 1993, he was Chairman and CEO of Synergos Neurological Centers, Inc., in Santa Ana and Sacramento, California. From 1987 to 1988, he was President of Diversified Health Group, Inc., of Sacramento. From 1982 to 1987, he worked for American Health Group International as President and CEO of Amerimed in Burbank, California, and as Executive Vice President of Operations. From 1981 to 1982, he worked for Hospital Affiliates International, as Group Vice President in Sacramento, and as CEO of Winona Memorial Hospital in Indianapolis, Indiana. From 1972 to 1975, he was Associate Administrator of San Jose Hospital and Health Care Center in San Jose, California and from 1968 to 1971, Assistant Administrator of Alta Bates Hospital in Berkeley, California. He has done numerous private business ventures related to healthcare. Mr. Davis is a Fellow of the American College of Health Care Executives and has published articles in “Modern Healthcare,” “Health Week,” and other business publications regarding healthcare issues and perspectives. Mr. Davis is currently on the board and is Chair of Greater Spokane Incorporated, on the Boy Scouts of America Inland Northwest Council Board, and a member of the Washington State University Advisory Council.

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

Raymond R. Brandstrom.  Mr. Brandstrom has been a director since November 2009. Mr. Brandstrom has been an advisor to Emeritus Corporation since December 2009. From September 2007 to December 2009, he served as its Executive Vice President of Finance, Chief Financial Officer and Secretary. Mr. Brandstrom, one of Emeritus’ founders, has served as a director since its inception in 1993, and currently serves as its Vice Chairman. From 1993 to March 1999, Mr. Brandstrom also served as Emeritus’ President and Chief Operating Officer. In March 2000, Mr. Brandstrom was elected Vice President of Finance, Chief Financial Officer and Secretary of Emeritus. From May 1992 to October 1996, Mr. Brandstrom served as President of Columbia Pacific Group, Inc. and Columbia Pacific Management, Inc. From May 1992 to May 1997, Mr. Brandstrom served as Vice President and Treasurer of Columbia Winery, a company that is engaged in the production and sale of table wines.

Jon E. Eliassen.  Mr. Eliassen was appointed President and Chief Executive Officer on January 13, 2010, and has been a director since September 2003. Mr. Eliassen was President and CEO of the Spokane Area Economic Development Council from 2003 until 2007. Mr. Eliassen retired in 2003 from his position as Senior Vice President and Chief Financial Officer of Avista Corp., a publicly-traded diversified utility. Mr. Eliassen spent 33 years at Avista, including the last 16 years as its Chief Financial Officer. While at Avista, Mr. Eliassen was an active participant in development of a number of successful subsidiary company operations including technology related startups Itron, Avista Labs and Avista Advantage. Mr. Eliassen serves as Chairman of the Board of Directors of Itron Corporation, serves as a member of the Board of Directors of IT Lifeline, Inc, and is the principal of Terrapin Capital Group, LLC. Mr. Eliassen’s corporate accomplishments are complemented by his extensive service to the community in roles which have included director and President of the Spokane Symphony Endowment Fund, director of The Heart Institute of Spokane, Washington State University Research Foundation, Washington Technology Center, Spokane Intercollegiate Research and Technology Institute and past director of numerous other organizations and energy industry associations.

George H. Schweitzer.  Mr. Schweitzer joined us in April 2008 as our Senior Vice President, Hotel Operations, and was named our Executive Vice President and Chief Operating Officer, Hotel Operations in November 2009. Prior to joining our company, Mr. Schweitzer had served since August 2006 as Partner and Executive Vice President of Business Development at Unifocus, a leading global provider of business intelligence applications and performance technology for the hospitality industry. Mr. Schweitzer founded and was President and CEO of LaborSage, Inc., a software and management consulting company focused on labor scheduling solutions for the hospitality industry, from 2001 to 2006, when it was acquired by Unifocus. Before entering the hospitality software industry, Mr. Schweitzer served as President and Chief Operating Officer of VenQuest Hotel Group in Irvine, California. Prior to VenQuest, Mr. Schweitzer held the position of Vice President Operations for Sunstone Hotels and Regional Vice President for Doubletree Hotels. Mr. Schweitzer has worked for over 30 years in the hospitality industry, including a period of nearly 20 years where he served in various positions, including Vice President — Operations, Regional Vice President and General Manager, of various Red Lion hotels.

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

(a) Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RLH”. The following table sets forth for the periods indicated the high and low closing sale prices for our common stock on the NYSE:

	High	Low

2009
Fourth Quarter (ended December 31, 2009)	$6.00	$4.47
Third Quarter (ended September 30, 2009)	$6.34	$4.07
Second Quarter (ended June 30, 2009)	$5.03	$2.94
First Quarter (ended March 31, 2009)	$3.25	$2.01
2008
Fourth Quarter (ended December 31, 2008)	$7.88	$1.97
Third Quarter (ended September 30, 2008)	$8.96	$7.67
Second Quarter (ended June 30, 2008)	$9.69	$6.85
First Quarter (ended March 31, 2008)	$9.90	$7.63

(b) The closing sale price of the common stock on the NYSE on March 1, 2010 was $6.41, with 121 shareholders of record of the common stock.

(c) We did not pay any cash dividends on our common stock during the last two fiscal years. The board of directors periodically reviews our dividend policy and our longer-term objectives of maximizing shareholder value. Any determination to pay cash dividends in the future will be at the discretion of our board.

(d) The following table provides information as of December 31, 2009 on plans under which equity securities may be issued to employees, directors or consultants:

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity Compensation Plans Approved by Security Holders:
1998 Stock Incentive Plan(1)	757,988	$5.89	—
2006 Stock Incentive Plan	675,790	$8.26	1,149,604
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	1,433,778	$7.00	1,149,604

(1)	No further grants will be made under the 1998 Stock Incentive Plan.

(e) The below graph assumes an investment of $100 in our common stock and depicts its price performance relative to the performance of the Russell 2000 Index and the Standard & Poor’s Hotels, Resorts & Cruise Lines Index, assuming a reinvestment of all dividends. The price performance on the graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. The selected consolidated statement of operations and balance sheet data are derived from our audited consolidated financial statements. The audited consolidated financial statements for certain of these periods are included elsewhere in this annual report. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified in their entirety by, our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this annual report and in our prior filings with the SEC. Operating activities and the balance sheet of continuing operations have been reflected on a comparable basis for all years presented.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Consolidated Statement of Operations Data
Continuing Operations:
Total revenues	$165,388	$187,570	$186,893	$170,368	$163,053
Impairment loss(2)	$8,686	$—	$—	$—	$—
Restructuring expenses(3)	$136	$2,067	$—	$—	$—
Operating expenses(1,2,3)	$168,532	$182,771	$171,515	$157,060	$151,604
Operating income (loss)(2,3)	$(3,144)	$4,799	$15,378	$13,308	$11,449
Expense of early extinguishment of debt, net(4)	$—	$—	$—	$5,266	$—
Net income (loss) from continuing operations(2,3,4)	$(6,648)	$(1,716)	$5,265	$(576)	$(917)
Net income (loss) from continuing operations attributable to Red Lion Hotels Corporation(2,3,4)	$(6,647)	$(1,704)	$5,231	$(520)	$(977)
Earnings (loss) per share attributable to Red Lion Hotels Corporation before discontinued operations:
Basic and diluted	$(0.37)	$(0.09)	$0.27	$(0.03)	$(0.08)
Discontinued Operations:
Net gain (loss) on disposal of discontinued business
units, net of income tax expense (benefit)(5)	$—	$—	$932	$(133)	$3,747
Income (loss) from operations of discontinued business units, net of income tax expense (benefit)(5)	$—	$—	$(113)	$78	$1,725
Earnings per share on discontinued operations:
Basic and diluted	$—	$—	$0.05	$—	$0.42
Net Income (Loss) attributable to Red Lion Hotels Corporation	$(6,647)	$(1,704)	$6,050	$(575)	$4,495
Earnings (loss) per share attributable to Red Lion Hotels Corporation
Basic and diluted(2,3,4,5)	$(0.37)	$(0.09)	$0.32	$(0.03)	$0.34
Weighted Average Shares Outstanding:
Basic	18,106	18,234	19,134	16,666	13,105
Diluted	18,106	18,234	19,506	16,666	13,105

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Other Non-GAAP Data
EBITDA	$18,747	$25,657	$34,594	$23,133	$33,570
EBITDA from continuing operations(2,3,4)	$18,747	$25,657	$33,138	$22,602	$23,189
Consolidated Statement of Cash Flow Data
Net cash provided by operating activities	$15,692	$22,803	$21,230	$18,962	$11,937
Net cash used in investing activities	$(16,970)	$(53,754)	$(12,491)	$(14,000)	$(4,219)
Net cash (used in) provided by financing activities	$(13,059)	$34,129	$(7,014)	$(5,247)	$(4,025)
Consolidated Balance Sheet Data
Cash	$3,885	$18,222	$15,044	$13,262	$13,533
Working capital(6)	$528	$10,007	$7,559	$10,217	$18,293
Assets of discontinued operations	$—	$—	$—	$14,539	$28,041
Property and equipment, net	$285,782	$298,496	$260,574	$250,575	$216,605
Total assets	$351,562	$380,772	$344,509	$351,438	$344,083
Total long-term debt	$103,151	$116,323	$77,673	$83,005	$118,844
Debentures due Red Lion Hotels Capital Trust	$30,825	$30,825	$30,825	$30,825	$47,423
Liabilities of discontinued operations	$—	$—	$—	$4,112	$7,015
Long-term debt included with discontinued operations	$—	$—	$—	$3,874	$6,223
Total liabilities	$175,478	$199,381	$161,983	$167,393	$220,252
Total Red Lion Hotels Corporation stockholders’ equity	$176,084	$181,391	$182,526	$184,045	$123,831

(1)	Operating expenses include all direct segment expenses, depreciation and amortization, gain (loss) on asset disposals, hotel facility and land lease and undistributed corporate expenses.

(2)	During the fourth quarter of 2009, we recorded an $8.7 million non-cash impairment loss related to two hotel properties, as well as $0.1 million in restructuring expenses.

(3)	During 2008, we recorded $2.1 million in restructuring expenses, as well as $3.7 million in separation payments pertaining to the retirement of our former President and Chief Executive Officer in February 2008.

(4)	During 2006, we reduced our debt by $59.1 million, some of which resulted in expenses for early extinguishment.

(5)	In 2007, the balance includes a net gain on the sale of a commercial office complex of $1.2 million and a net loss of $0.3 million from the sale of a hotel. In 2006, the balance includes a loss on disposition of assets of $0.1 million. In 2005, the balance includes a gain on the sale of seven hotels and an office building of $10.2 million and a non-cash impairment charge of $4.5 million on four hotels.

(6)	Represents current assets less current liabilities, excluding assets and liabilities of discontinued operations and assets held for sale.

EBITDA represents net income (loss) attributable to Red Lion Hotels Corporation before interest expense, income tax benefit (expense) and depreciation and amortization. We utilize EBITDA as a financial measure as management believes investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, on-going operations. We believe it is a complement to net income (loss) attributable to Red Lion Hotels Corporation and other financial performance measures. EBITDA is not intended to represent net income (loss) attributable to Red Lion Hotels Corporation as defined by generally accepted accounting principles in the United States (“GAAP”), and such information should not be considered as an alternative to net income (loss), cash flows from operations or any other measure of performance prescribed by GAAP.

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

However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA, as defined by us, may not be comparable to EBITDA as reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income (loss) attributable to Red Lion Hotels Corporation, which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income (loss) or net income (loss) determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.

The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income (loss) attributable to Red Lion Hotels Corporation for the periods presented:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

EBITDA from continuing operations	$18,747	$25,657	$33,138	$22,602	$23,189
Income tax benefit (expense) — continuing operations	4,063	1,202	(2,207)	1,633	904
Interest expense — continuing operations	(8,503)	(9,247)	(9,172)	(12,072)	(13,987)
Depreciation and amortization — continuing operations	(20,954)	(19,316)	(16,528)	(12,683)	(11,083)

Net income (loss) attributable to Red Lion Hotels
Corporation from continuing operations	(6,647)	(1,704)	5,231	(520)	(977)
Income (loss) on discontinued operations	—	—	819	(55)	5,472

Net income (loss) attributable to Red Lion Hotels Corporation	$(6,647)	$(1,704)	$6,050	$(575)	$4,495

EBITDA	$18,747	$25,657	$34,594	$23,133	$33,570
Income tax benefit (expense)	4,063	1,202	(2,658)	1,663	(2,083)
Interest expense	(8,503)	(9,247)	(9,331)	(12,263)	(15,386)
Depreciation and amortization	(20,954)	(19,316)	(16,555)	(13,108)	(11,606)

Net income (loss) attributable to Red Lion Hotels Corporation	$(6,647)	$(1,704)	$6,050	$(575)	$4,495

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale, full, select and limited service hotels under our proprietary Red Lion brand. Established over 30 years ago, the Red Lion brand is nationally recognized and particularly well known in the western United States, where all of our hotels are located. The Red Lion brand is typically associated with three-star full and select service hotels.

As of December 31, 2009, our hotel system contained 45 hotels located in eight states and one Canadian province, with 8,671 rooms and 431,244 square feet of meeting space as provided below:

		Total	Meeting
		Available	Space
	Hotels	Rooms	(sq. ft.)

Red Lion Owned and Leased Hotels	32	6,243	309,684
Red Lion Franchised Hotels	13	2,428	121,560

Total	45	8,671	431,244

We operate in three reportable segments:

•	The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels.

•	The franchise segment is engaged primarily in licensing the Red Lion brand to franchisees. This segment generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners in exchange for the use of our brand and access to our central services programs. These programs include the reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards. It has also historically reflected revenue from management fees charged to the owners of managed hotels. We have not managed any hotels for third parties since January 2008.

•	The entertainment segment derives revenue primarily from ticketing services and promotion and presentation of entertainment productions.

Our remaining activities, none of which constitutes a reportable segment, have been aggregated into “other,” and are primarily related to our direct ownership interest in a retail mall that is attached to one of our hotels and to other miscellaneous real estate investments.

Results of Operations

For the year ended December 31, 2009, our net loss was $6.6 million (or $0.37 per share), which includes a non-cash impairment loss of $8.7 million. Of that amount, $8.5 million was related to our Red Lion Denver Southeast hotel, which we acquired in May 2008 for $25.3 million, and on which we subsequently spent $5.0 million in renovations. Since acquisition, the Denver market has experienced a substantial and sustained decline in demand for hotel rooms across all market segments. The remaining $0.2 million impairment loss related to a second property.

During 2008, we reported a net loss of approximately $1.7 million (or $0.09 per share), and in 2007 reported net income of $6.1 million (or $0.32 per share). The $1.7 million net loss in 2008 included a $3.7 million charge recorded during the first quarter of 2008 for separation costs associated with the retirement of our former President and Chief Executive Officer in February 2008. In addition, during the fourth quarters of 2009 and 2008 we recorded $0.1 million and $2.1 million in restructuring expenses, respectively.

A summary of our consolidated statement of operations is as follows (in thousands, except per share data):

	2009	2008	2007

Total revenue	$165,388	$187,570	$186,893
Operating expenses	168,532	182,771	171,515

Operating income	(3,144)	4,799	15,378
Other income (expense):
Interest expense	(8,503)	(9,247)	(9,172)
Other income, net	936	1,530	1,266

Income (loss) from continuing operations before income taxes	(10,711)	(2,918)	7,472
Income tax (benefit) expense	(4,063)	(1,202)	2,207

Net income (loss) from continuing operations	(6,648)	(1,716)	5,265

Income from discontinued operations	—	—	819

Net income (loss)	$(6,648)	$(1,716)	$6,084

Net income (loss) attributable to Red Lion Hotels Corporation	$(6,647)	$(1,704)	$6,050

Earnings (loss) per share — basic and diluted	$(0.37)	$(0.09)	$0.32

EBITDA	$18,747	$25,657	$34,594
EBITDA from continuing operations	$18,747	$25,657	$33,138

The following table details the impact of the $8.7 million asset impairment loss recorded for the year ended 2009, as well as restructuring expenses recorded for the years ended December 31, 2009 and 2008, and the $3.7 million charge in separation costs recorded in 2008 on net loss, loss per share and EBITDA (in thousands, except per share data):

	2009	2008

Impairment loss	$(8,686)	$—
Separation costs(1)	—	(3,654)
Restructuring expenses(2,3)	(136)	(2,067)
Income tax benefit	3,132	2,031

Impact on net loss	$(5,690)	$(3,690)

Impact on EBITDA	$(8,822)	$(5,721)

Impairment loss	$(0.48)	$—
Separation costs	—	(0.20)
Restructuring expenses	(0.01)	(0.11)
Income tax benefit	0.17	0.11

Impact on loss per share	$(0.32)	$(0.20)

(1)	During the first quarter of 2008, the then President and Chief Executive Officer of the Company retired. In connection therewith, we recorded separation payment and benefit expense of $3.7 million, which included a $1.4 million non-cash expense for the unvested portion of stock options and restricted units that immediately vested.

(2)	During the fourth quarter of 2008, an employment agreement was terminated with an Executive Vice President resulting in an expense of $1.2 million for separation payments and other benefits, including a $0.3 million non-cash expense for the unvested portion of the former executive’s stock options and restricted stock units that immediately vested upon termination.

(3)	For 2008, includes a non-cash charge of $0.7 million reducing the carrying value of an intangible asset related to management contracts acquired with the WestCoast and Red Lion brands.

EBITDA represents net income (loss) attributable to Red Lion Hotels Corporation before interest expense, income tax expense (benefit) and depreciation and amortization. We utilize EBITDA as a financial measure because management believes that investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, on-going operations. We believe it is a complement to net income (loss) attributable to Red Lion Hotels Corporation and other financial performance measures. EBITDA is not intended to represent net income (loss) attributable to Red Lion Hotels Corporation as defined by generally accepted accounting principles in the United States (“GAAP”), and such information should not be considered as an alternative to net income (loss), cash flows from operations or any other measure of performance prescribed by GAAP.

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

However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA, as defined by us, may not be comparable to EBITDA as reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income (loss) attributable to Red Lion Hotels Corporation, which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income (loss) or net income (loss) determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.

The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income (loss) attributable to Red Lion Hotels Corporation for the periods presented (in thousands):

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

EBITDA from continuing operations	$18,747	$25,657	$33,138
Income tax benefit (expense) — continuing operations	4,063	1,202	(2,207)
Interest expense — continuing operations	(8,503)	(9,247)	(9,172)
Depreciation and amortization — continuing operations	(20,954)	(19,316)	(16,528)

Net income (loss) from continuing operations	(6,647)	(1,704)	5,231
Income from discontinued operations	—	—	819

Net income (loss) attributable to Red Lion Hotels Corporation	$(6,647)	$(1,704)	$6,050

EBITDA	$18,747	$25,657	$34,594
Income tax benefit (expense)	4,063	1,202	(2,658)
Interest expense	(8,503)	(9,247)	(9,331)
Depreciation and amortization	(20,954)	(19,316)	(16,555)

Net income (loss) attributable to Red Lion Hotels Corporation	$(6,647)	$(1,704)	$6,050

Revenue

A breakdown of revenues from continuing operations is as follows (in thousands, except for percentage changes):

Revenues From Continuing Operations

				2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$ Change	% Change	$ Change	% Change

Hotels:
Room revenue	$103,569	$117,485	$114,312	$(13,916)	(11.8)%	$3,173	2.8%
Food and beverage revenue	41,484	48,506	48,061	(7,022)	(14.5)%	445	0.9%
Other hotels revenue	4,326	4,561	3,795	(235)	(5.2)%	766	20.2%

Total hotels segment revenue	149,379	170,552	166,168	(21,173)	(12.4)%	4,384	2.6%

Franchise and management revenue	1,678	1,862	2,756	(184)	(9.9)%	(894)	(32.4)%
Entertainment revenue	11,690	12,016	14,839	(326)	(2.7)%	(2,823)	(19.0)%
Other revenue	2,641	3,140	3,130	(499)	(15.9)%	10	0.3%

Total revenue	$165,388	$187,570	$186,893	$(22,182)	(11.8)%	$677	0.4%

2009 Compared to 2008

Revenues in 2009 from the hotels segment decreased $21.2 million, or 12.4%, compared to 2008, primarily due to an 11.8% decrease in room revenue as transient and group revenues were down $7.0 million and $5.8 million, respectively, year-over-year. RevPAR for our owned and leased properties decreased 12.1% due to a 6.3% decrease in ADR and a 380 basis point decrease in occupancy from the prior year. The 14.5% decrease in food and beverage revenues in 2009 compared to 2008 was driven by a $4.4 million decrease in banquet and catering related revenues, and decrease in food outlet revenue commensurate with occupancy declines.

Revenue from our franchise segment decreased $0.2 million, or 9.9%, in 2009 compared to 2008, having less hotels in our system compared to the prior year and lower revenues generated from existing franchisees. During 2009, we received a $0.3 million settlement from a franchise that we terminated from the system in 2008, although we also collected $0.3 million in termination fees during 2008. Revenue from our entertainment segment decreased $0.3 million, or 2.7%, in 2009 compared to 2008, and other segment revenues, consisting primarily of the operations of a mall, were down 15.9% to $2.6 million in 2009.

2008 Compared to 2007

Revenue from the hotels segment increased $4.4 million, or 2.6%, compared to 2007, primarily due to the addition of the Red Lion Denver Southeast hotel acquired at the end of May 2008, as well as the full year revenue impact from the Anaheim hotel acquired in October 2007. However, for much of the third and fourth quarter of 2008 and into the first quarter of 2009, Anaheim was under renovation and rooms were out of service. Comparable revenues year-over-year from these new properties added $9.7 million in 2008. Entertainment and franchise segment revenues were also down year-over-year. Occupancy during 2008 for our owned and leased hotels on a comparable basis decreased 170 basis points to 60.7% compared to 2007, although rate increased slightly to $89.05. RevPAR decreased year-over-year to $54.05 in 2008 compared to $55.33 in 2007, or by 2.3%. Other hotel revenue increased $0.8 million, or 20.2%, compared to 2007.

In addition to increased revenues from having two additional hotels in our system during 2008, hotel revenue through the third quarter of 2008 was positively impacted by increases in revenues generated from redlion.com, third-party online travel agent bookings and travel agent promotions. However, hotel revenue was impacted by an industry-wide decrease in transient revenues throughout the year, sharply spiking in September 2008 and continuing through the end of the year and during 2009. Occupancy decreased 450 basis points during the fourth quarter of 2008 compared to the same period in 2007.

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

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, hotel facility and land lease expense, depreciation and amortization, gain or loss on asset dispositions and undistributed corporate expenses. In 2009, operating expenses included an $8.7 million impairment loss and a $0.1 million expense for restructuring. During 2008, they included $3.7 million in separation costs and a restructuring expense of $2.1 million. In the aggregate, operating expenses decreased $14.2 million during 2009 over 2008, compared to an increase of $11.3 million from 2007 to 2008. The table below provides a breakdown of our operating expenses, as well as direct margins by segment for each of the three years in the period ended December 31, 2009:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except for percentages)

Operating Expenses From Continuing Operations
Hotels	$114,852	$131,214	$127,431
Franchise	430	355	814
Entertainment	9,466	11,234	12,812
Other	2,075	2,100	2,037
Depreciation and amortization	20,954	19,316	16,528
Hotel facility and land lease	6,976	6,998	6,490
Impairment loss	8,686	—	—
Gain on asset dispositions, net	(243)	(156)	(437)
Separation costs	—	3,654	—
Undistributed corporate expenses	5,200	5,989	5,840
Restructuring expenses	136	2,067	—

Total operating expenses	$168,532	$182,771	$171,515

Hotels revenue — owned(1)	$107,473	$120,502	$114,364
Direct margin(2)	$27,436	$30,635	$29,520
Direct margin %	25.5%	25.4%	25.8%
Hotels revenue — leased	$41,906	$50,050	$51,804
Direct margin(2)	$7,091	$8,703	$9,217
Direct margin %	16.9%	17.4%	17.8%
Franchise and management revenue	$1,678	$1,862	$2,756
Direct margin(2)	$1,248	$1,507	$1,942
Direct margin %	74.4%	80.9%	70.5%
Entertainment revenue	$11,690	$12,016	$14,839
Direct margin(2)	$2,224	$782	$2,027
Direct margin %	19.0%	6.5%	13.7%
Other revenue	$2,641	$3,140	$3,130
Direct margin(2)	$566	$1,040	$1,093
Direct margin %	21.4%	33.1%	34.9%

(1)	Continuing operations only

(2)	Revenues less direct operating expenses.

2009 Compared to 2008

In response to the economic downturn in 2009 and while continuing our focus on our guest’s experience and brand consistency, we implemented significant cost controls throughout our entire organization. During 2009, hotel revenues decreased $21.2 million, or 12.4%, while direct operating margin remained at 23.1%, the same as in 2008. This compared to an increase in hotel revenues of $4.3 million, or 2.6%, from 2007 to 2008, and a drop in direct operating margin of 25 basis points from the 23.3% reported during 2007. Food and beverage costs decreased $6.2 million, or 15.7%, compared to a revenue decrease of $7.0 million, or 14.5%. However, direct operating margin for food and beverage improved 120 basis points to 20.0% during 2009 compared to 2008.

Direct costs from the franchise segment increased $0.1 million in 2009 from 2008, while entertainment direct costs decreased $1.8 million, or 15.7%, year-over-year compared to a revenue decrease of only 2.7%, or $0.3 million. Overall, the entertainment segment reported a direct margin of 19.0% during 2009 compared to 6.5% in 2008.

Depreciation and amortization increased 8.5% to $21.0 million during 2009 compared to $19.3 million in 2008, directly attributable to the acquisition of the Red Lion Denver Southeast hotel in May 2008, as well as the improvements made at our hotels.

As discussed above, during the fourth quarter of 2009, we recorded an asset impairment loss of $8.7 million primarily related to the Denver hotel to reflect current market conditions. During the fourth quarter of 2008, we recorded $2.1 million in restructuring expenses as the company implemented a reduction in force and further cost savings in light of the difficult economic environment impacting current year results. Also during 2008, undistributed corporate expenses included a $3.7 million charge for separation costs. Other undistributed corporate expense decreased 13.2%, or $0.8 million, during 2009 compared to 2008, as a direct result of cost containment measures.

The net gain on asset dispositions reflects the ongoing recognition of deferred gains on a previously sold hotel for which we entered into a long-term lease arrangement, offset by asset disposition losses throughout the year.

Undistributed corporate expenses include general and administrative charges such as corporate payroll, legal expenses, director and officers insurance, bank service charges and outside accountants and various other expenses. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified to a particular segment are distributed, such as accounting, human resources and information technology, and are included in direct expenses.

2008 Compared to 2007

Direct hotel expenses increased 3.0% during 2008 over 2007, compared with a hotel segment revenue increase of 2.6%. The increased expenditures are attributed to the additional rooms in our system from Denver and Anaheim in 2008 compared to 2007. Food and beverage costs decreased $0.2 million, while revenues increased $0.4 million, for a direct operating profit improvement of $0.7 million, or 8.0%. Overall, the segment had a direct profit of $39.3 million compared to $38.7 million in 2007, for a direct operating margin decrease of 25 basis points. Hotel segment costs were also affected by increased promotional and marketing related costs and increased utility costs associated with the addition of new properties into our system of owned and leased hotels.

Direct costs for the franchise segment were reduced by $0.5 million, or 56.4%, due to purposefully scaled back activities to achieve consistency in offerings in 2008. Entertainment direct costs decreased 12.3% to $11.2 million, compared to decreased revenues of 19.0%, primarily from fewer shows and less associated show expense during 2008 compared to 2007. Overall, segment profit from entertainment decreased $1.2 million, attributable to fewer shows and from a slower ticketing market.

Depreciation and amortization increased 16.9% to $19.3 million during 2008 compared to $16.5 million recorded during 2007. The net gain on asset dispositions reflects the ongoing recognition of deferred gains on a previously sold hotel for which we entered into a long-term lease arrangement, offset by asset disposition losses throughout the year. During 2007, we recorded a loss of $0.3 million on sign dispositions at our hotels that were all replaced as part of renovations.

Interest Expense

Interest expense for the year ended December 31, 2009 decreased $0.7 million to $8.5 million compared to $9.2 million recorded in 2008 and 2007, primarily due to lower interest rate debt and an increase in recorded capitalized interest associated with ongoing renovations. Our average pre-tax interest rate on debt during 2009 was 6.2%, compared to 6.0% in 2008 and 7.8% in 2007.

Other Income

Other income primarily consists of interest income, which decreased during 2009 and 2008 compared to 2007 generally due to lower cash balances. During 2008, $0.3 million was received from the extension of an option to purchase a hotel currently subleased, offsetting the lower interest income recorded that year.

Income Taxes

During 2009 and 2008, we reported an income tax benefit of $4.1 million and $1.2 million, respectively, compared to a $2.2 million income tax expense in 2007. In 2009, our income tax benefit included $3.1 million associated with the $8.7 million asset impairment loss recorded during the fourth quarter. In 2008 and in association with the separation and restructuring expenses discussed above, we recorded a $2.0 million income tax benefit. Our experienced rate on pre-tax net income also differs from the statutory combined federal and state tax rates primarily due to the utilization of certain incentive tax credits allowed under federal law.

Discontinued Operations

From November 2004 through 2007, we divested non-strategic assets including ten of our owned hotels, certain commercial office buildings and certain other non-core properties. All assets held for sale were sold by the end of 2007, with no remaining discontinued operations after December 31, 2007. For additional information, see Note 18 of Notes to Consolidated Financial Statements.

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

Liquidity and Capital Resources

We believe that our assets provide us with a stable, positive cash flow and we have the financial flexibility to manage our business. We expect to meet our short-term liquidity needs over the next twelve months using funds generated from operating activities, by existing cash and cash equivalents and through additional borrowings on our credit facility, which was amended in February 2010 to reduce our total borrowing capacity from $50 million to $37.5 million. During 2009, we repaid a net $10.0 million on the facility resulting in an outstanding balance of $26.0 million as of December 31, 2009.

At December 31, 2009, total outstanding debt was $137.1 million. In addition to the $26.0 million outstanding under the credit facility, we had other outstanding debt of $13.1 million under a variable rate note with a bank, $30.8 million in the form of trust preferred securities and a total of $67.2 million in 13 fixed-rate notes collateralized by individual properties. Our average pre-tax interest rate on debt was 6.2% at December 31, 2009, 71.5% of which was fixed at an average rate of 7.9% and the remaining 28.5% was at an average variable rate of 2.0%. The maturity date for the credit facility is currently September 2010, although we have the right and intend to extend the maturity for an additional year, and our first fixed-rate term debt maturity is in September 2011. Only the credit facility and variable rate bank note have restricted financial covenants, with which we were in compliance as of December 31, 2009.

A comparative summary of our balance sheets at December 31, 2009 and 2008 is provided below:

	December 31,
	2009	2008

Consolidated balance sheet data (in thousands):
Cash and cash equivalents	$3,885	$18,222
Working capital(1)	$528	$10,007
Property and equipment, net	$285,782	$298,496
Total assets	$351,562	$380,772
Total long-term debt	$103,151	$116,323
Debentures due Red Lion Hotels Capital Trust	$30,825	$30,825
Total liabilities	$175,478	$199,381
Total stockholders’ equity	$176,084	$181,391

(1)	Represents current assets less current liabilities.

During 2010, we expect cash expenditures to primarily include the funding of operating activities, interest payments on our outstanding indebtedness and capital expenditures. We expect to meet our long-term liquidity requirements for future investments and continued hotel and other various capital improvements through net cash provided by operations, debt or equity issuances.

Operating Activities

Net cash provided by operations during 2009 totaled $15.7 million, a $7.1 million decrease from the $22.8 million provided during 2008 and a $5.5 million decrease from 2007. Adding back non-cash income statement expenses including depreciation and amortization, impairment loss, restructuring expense, provision for deferred tax and stock based compensation, cash generated by operations totaled $21.0 million during 2009 compared to $19.8 million during 2008, an increase of 6.2%. Working capital changes, including changes to restricted cash, receivables, accruals, payables and inventories, were unfavorable in 2009 compared with 2008 by $8.3 million. The changes in accounts payable between 2009 and 2008 are a reflection of the increase in hotel renovation activities and timing of payment.

Cash provided by operations in 2009 and 2007 included the receipt of $0.9 million and $3.0 million, respectively, in deferred lease income as part of the sublease agreement for the Red Lion Hotel Sacramento that is being recognized over the life of the sublease agreement. The change in accounts receivable during 2009 includes a $0.8 million long-term note receivable, as agreed in an amendment to this sublease agreement that modified the sublease base rent payment terms.

Investing Activities

Net cash used in investing activities totaled $17.0 million during 2009 compared to $53.8 million during 2008 and $12.5 million used in 2007. Cash additions to property and equipment decreased $14.7 million during 2009 compared to 2008, excluding the purchase of the Red Lion Hotel Denver Southeast in May 2008 for $25.3 million. During 2009, we scaled back our capital expenditures and spent approximately $16.4 million on essential investments in maintenance, technology and hotel improvement projects, including the completion of renovations at our Red Lion Anaheim, Seattle’s Fifth Avenue and Denver properties. Of the capital spent in 2009 and 2008, $12.3 million and $17.9 million, respectively, was used for renovation activities. Total capital expenditures in 2007 were $25.5 million, which included the $8.3 million paid in October 2007 for the purchase of our Anaheim location.

During 2010, we will continue to manage our capital and expect our cash expenditures to primarily include the funding of operating activities and interest payments on our outstanding indebtedness. Capital expenditures in 2010 are expected to be $12.7 million, although we may further reduce our level of capital spending to match appropriate needs and circumstances.

During 2009, 2008 and 2007, we utilized $0.9 million, $2.2 million and $0.8 million, respectively, of restricted cash included in other assets to fulfill our commitment to reimburse $3.9 million in tenant improvements at the Red Lion Hotel Sacramento in connection with its July 2007 sublease and 2009 amended sublease.

Proceeds from the disposition of discontinued operations were $7.9 million in 2007, and during the first quarter of 2007, we liquidated all variable rate demand notes totaling $7.6 million.

Financing Activities

We used $13.1 million in net cash for financing activities compared to cash provided by financing activities in 2008 of $34.1 million and cash used in 2007 of $7.0 million. During 2009, we paid a net $10.0 million on our credit facility compared to net borrowings during 2008 of $36.0 million, used primarily to finance the acquisition of the hotel in Denver, fund ongoing renovations and for general corporate purposes. In September 2008, we closed on a $14.0 million loan collateralized by a 181-room hotel in Bellevue, Washington, $8.2 million of which was used to pay off existing higher-rate debt. Scheduled long-term debt principal payments totaled $3.0 million, $5.8 million and $2.5 million, respectively, during 2009, 2008 and 2007. In June 2007, we borrowed $3.9 million that was later assumed by the buyers of the commercial office complex sold in September of that year.

At December 31, 2009, we had total debt obligations of $137.1 million, of which $67.2 million was under 13 notes collateralized by individual hotels with fixed interest rates ranging from 5.9% to 8.1%. These 13 notes mature beginning in 2011 through 2013. Our average pre-tax interest rate on debt was 6.2% at December 31, 2009, compared to 6.0% at December 31, 2008. Included within outstanding debt are debentures due to the Red Lion Hotels Capital Trust of $30.8 million, which are uncollateralized and due to the trust in 2044 at a fixed rate of 9.5%.

In February 2010, we signed an amendment to our credit facility in order to increase our financial flexibility. The facility, secured by our Seattle Red Lion Hotel on Fifth Avenue property, has certain restricted covenants with which we were in compliance at the end of 2009. The amendments modified our total leverage ratio and senior leverage ratio covenants for 2010 and 2011 in exchange for an increased interest rate and a reduction in borrowing capacity to $37.5 million from the previous $50 million. We also have one variable rate property note on our Red Lion Bellevue location, with a balance of $13.1 million at December 31, 2009. This note has restrictive covenants that mirror those of our credit facility, and was also amended in February 2010. The variable interest rate on this note was 2.0% at December 31, 2009, and is due in 2013.

Of the $137.1 million in total debt obligations, three pools of cross securitized debt exist: (i) one consisting of five properties with total borrowings of $20.1 million; (ii) a second consisting of two properties with total borrowings of $18.0 million; and (iii) a third consisting of four properties with total borrowings of $22.4 million. Each pool of securitized debt and the other collateralized hotel borrowings include defeasance provisions for early repayment.

In December 2008, we announced a common stock repurchase program for up to $10 million through open market purchases, block purchases or privately negotiated transactions, subject to certain conditions. During December 2008, we repurchased 303,000 shares at a cost of $0.9 million. No shares were repurchased during 2009. This current program is in addition to the one announced in September 2007 for up to $10 million that was completed in January 2008. During January 2008, we repurchased 93,000 shares for an aggregate cost of $0.9 million. During the fourth quarter of 2007, we repurchased 924,200 shares at a cost of $9.1 million.

Net financing activities during 2007 benefited from the exercise by employees of stock options resulting in proceeds to us of $0.5 million. No options were exercised during 2009 and 2008.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and interest on debt, as of December 31, 2009 (in thousands):

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Long-term debt(1)	$121,321	$8,726	$61,018	$51,577	$—
Operating leases(2)	57,449	8,265	12,496	9,672	27,016
Service agreements	2,344	655	1,309	380	—
Debentures due Red Lion
Hotels Capital Trust(1)	130,877	2,928	5,857	5,857	116,235

Total contractual obligations(3)	$311,991	$20,574	$80,680	$67,486	$143,251

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)	Operating lease amounts are net of estimated sublease income of $11.9 million annually.

(3)	With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.

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

In July 2007, we entered into an agreement to sublease the Red Lion Hotel Sacramento to a third party with an initial lease term expiring in 2020. In connection with the sublease agreement, as well as an amendment to that agreement entered into during the second quarter of 2009, we have received deferred lease income of $3.9 million, which will be amortized over the life of the sublease agreement. The sublease agreement provides for annual rent payments of $1.4 million, which we have netted against lease amounts payable by us in computing the operating lease amounts shown in the above table. As part of the agreements, we committed to reimburse the tenant for up to $3.9 million in tenant improvement expenses, all of which had been incurred and reimbursed by December 31, 2009.

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

In May 2008, we completed an acquisition of a hotel in Denver, Colorado. In connection with the purchase agreement, we assumed an office lease used by guests contracted to stay at the hotel for approximately $0.6 million annually. As part of this contract business, we are reimbursed the entire lease expense amount. The lease expires in August 2012, and its expense has been included in the table above.

Off-balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements, as defined by SEC regulations, that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Matters

Franchise and Management Contracts

At December 31, 2009, our system of hotels included 13 hotels under franchise agreements, representing a total of 2,428 rooms and 121,560 square feet of meeting space. During the first quarter of 2009, the franchise agreement for the Red Lion Hotel and Casino Winnemucca (105 rooms) expired and was not renewed, and this hotel has left our system. During the third quarter of 2009, a franchise agreement for the Red Lion Hotel Baton Rouge (132 rooms) ended by agreement and was not renewed, and this property also left our system of hotels.

Seasonality

Our business is subject to seasonal fluctuations, with more revenues and profits realized from May through October than during the rest of the year. During 2009, revenues during the second and third quarters approximated 27.1% and 30.5%, respectively, of total revenues for the year, compared to revenues of 20.8% and 21.6% of total revenues during the first and fourth quarters.

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

Revenue Recognition and Receivables

Revenue is generally recognized as services are provided. When we receive payment from customers before our services have been performed, the amount received is recorded as deferred revenue until the service has been completed. We recognize revenue from the following sources:

•	Hotels — Room rental and food and beverage sales from owned and leased hotels. Revenues are recognized when our services have been performed, generally at the time of the hotel stay or guest’s visit to the restaurant. This treatment is consistent with others within our industry. Our revenues are significantly impacted by global, national and regional economic conditions affecting the travel and hospitality industry, as well as the relative market share of our hotels compared with our competitors.

•	Franchise — Fees received in connection with the franchise of our brand names. Franchise revenues are recognized as earned in accordance with the contractual terms of the franchise agreements.

•	Entertainment — Computerized event ticketing services and promotion of Broadway style shows and other special events. Where we act as an agent and receive a net fee or commission, it is recognized as revenue in the period the services are performed. When we are the promoter of an event and are at-risk for the production, revenues and expenses are recorded in the period of the event performance.

•	Other — Primarily from rental income received from our direct ownership interest in a retail mall in Kalispell, Montana that is attached to our Red Lion hotel.

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

We review the recoverability of our long-lived assets annually or more frequently as events or circumstances indicate that the carrying amount of an asset may not be recoverable. Changes to our plans, including a decision to sell, dispose of or change the intended use of an asset, could have a material impact on the carrying value of the asset. In accordance with the guidance for the impairment of long-lived assets, assets held and used with a carrying amount of $28.4 million were written down to their fair value of $19.7 million, resulting in a non-cash impairment loss of $8.7 million for the year ended December 31, 2009. Of that amount, $8.5 million was related to our Red Lion Denver Southeast hotel, which we acquired in May 2008 for $25.3 million, and on which we subsequently spent $5.0 million in renovations. Since acquisition, the Denver market has experienced a substantial and sustained decline in demand for hotel rooms across all market segments. The remaining $0.2 million impairment loss related to a second property.

We used Level 3 inputs for our discounted cash flow analyses, including growth rate, property-level preformed financial information and remaining lives of the assets. Management bases these assumptions on historical data and experience and future operational expectations. For certain assets, we used recent asset appraisals or valuations performed by third-parties, which we deemed to be Level 3 inputs, to support our estimate of fair value.

Intangible Assets

Our intangible assets include brands and goodwill, which we do not amortize. Instead, we test for impairment annually or more frequently as events or circumstances indicate the carrying amount of an asset may not be recoverable. Our goodwill and other intangible asset impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit, subject to the same general assumptions discussed above for long-lived assets. At December 31, 2009 and 2008, our recorded goodwill and other intangible assets not subject to amortization remained unchanged at $34.9 million. While we have not recognized an impairment loss since we originally recorded goodwill and other indefinite lived intangible assets, changes in our estimates and assumptions could affect, potentially materially, our financial condition or results of operations in the future. The financial and credit market volatility directly impacts fair value measurement through our company’s estimated weighted average cost of capital used to determine discount rate, and through our common stock price that is used to determine market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend.

Our other intangible assets include marketing and lease contracts, the values of which are amortized on a straight-line basis over the weighted average life of the agreements and totaled $3.3 million and $3.5 million, respectively, at December 31, 2009 and 2008. The assessment of these contracts requires us to make certain judgments, including estimated future cash flow from the applicable properties.

New and Future Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (formerly Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 (or the “Codification”) establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. We adopted these changes on September 30, 2009, and other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.

Fair Value Accounting — On January 1, 2009, we adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP and expand disclosures about fair value measurements. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no significant impact on our consolidated financial statements other than additional required disclosures.

On June 30, 2009, we adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments for which it is practicable to estimate that value; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures in Note 15 of Notes to Consolidated Financial Statements, the adoption of these changes did not have an impact on our consolidated financial statements.

Business Combinations — Effective January 1, 2009, we adopted changes issued by the FASB modifying how business acquisitions occurring on or after that date are accounted for. These changes address consistent fair value measurements and apply to all assets acquired and liabilities assumed in a business combination.

Non-controlling Interests in Consolidated Financial Statements — On January 1, 2009, we adopted changes issued by the FASB to consolidation accounting and reporting via retroactive application of the presentation and disclosure requirements. These changes established accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. As required, we record noncontrolling interests as a component of equity separate from the parent company’s equity. Net income (loss) attributable to noncontrolling interests is included on the income statement separate from net income (loss) from our operations.

Determination of the Useful Life of Intangible Assets — On January 1, 2009, we adopted changes issued by the FASB to accounting for intangible assets. The changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on our consolidated financial statements.

Share-based Payment Awards — On January 1, 2009, we adopted changes issued by the FASB that addressed whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method. These changes require that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. These changes did not have an impact on our consolidated financial statements.

Subsequent Events — On June 30, 2009, we adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” The adoption of these changes did not have an impact on our consolidated financial statements.

Accounting for Transfers of Financial Assets — In June 2009, the FASB issued changes that eliminate the concept of a qualifying special-purpose entity (“QSPE”); clarify and amend the derecognition criteria for a transfer to be accounted for as a sale; amend and clarify the unit of account eligible for sale accounting; and require that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPE’s must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. These changes will require enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the consolidated financial statements. These changes will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. The adoption of these changes are not expected to have an impact on our consolidated financial statements.

Variable Interest Entities — In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (“VIE”). These changes also amend the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The new guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE, where previously, reconsideration of whether an enterprise was the primary beneficiary of a VIE was only required when specific events had occurred. QSPEs will also be subject to these changes in consolidation guidance when effective. Enhanced disclosures about an enterprise’s involvement with a VIE will be required.

We adopted these changes on January 1, 2010, as they relate to the Central Program Fund (“CPF”) that is discussed in more detail in Note 2 of Notes to Consolidated Financial Statements. As a result of the adoption of this rule, we will include the net assets and transactions of the CPF in our consolidated financial statements and will increase our franchise segment revenue and expense to represent the contribution from our franchise properties to fund their portion of certain advertising services, frequent guest program administration, reservation services, national sales promotions and brand and revenue management services. The adoption of these changes will not have a material impact on earnings or EBITDA, and will be applied retrospectively as a cumulative effect of change in accounting principle.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2009, $98.0 million of our outstanding debt was subject to currently fixed interest rates and was not exposed to market risk from rate changes. We also had $26.0 million outstanding from our revolving credit facility at an interest rate of 2.0% based on a 30-day LIBOR plus 1.75%, as well as $13.1 million outstanding on a five-year loan spread over LIBOR that was 1.75% at December 31, 2009. During February 2010, we amended the terms of our credit facility that modified our total leverage ratio and senior leverage ratio covenants for 2010 and 2011, in exchange for an increased rate to LIBOR plus 3.25% and reduced borrowing capacity to $37.5 million from the previous $50 million. At the same time, we also amended our five-year loan with restrictive covenants that mirror those of the credit facility. The interest rate on the outstanding $13.1 million will be based on LIBOR plus 3.0%. Outside of these changes, we do not foresee any other changes of significance in our exposure to fluctuations in interest rates, although we will continue to manage our exposure to this risk by monitoring available financing alternatives.

The below table summarizes our debt obligations at December 31, 2009 on our consolidated balance sheet (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Long-term debt
Interest rate	$3,171	$51,275	$1,975	$49,901	$—	$—	$106,322	$105,073
Average interest rate							5.3%
Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$25,897
Interest rate							9.5%

Item 8.	Financial Statements and Supplementary Data

See Item 15 of this annual report for certain information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this Item 8.

The following table sets forth supplementary financial data (in thousands except per share amounts) for each quarter for the years ended December 31, 2009 and 2008, derived from our unaudited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements.

	Year Ended December 31,
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2009
Room revenue	$20,439	$28,877	$33,851	$20,402	$103,569
Food and beverage revenue	9,538	11,046	10,454	10,446	41,484
Other hotel revenue	827	1,033	1,320	1,146	4,326

Total hotels segment revenue	30,804	40,956	45,625	31,994	149,379
Franchise revenue	275	733	389	281	1,678
Entertainment revenue	2,523	2,584	3,861	2,722	11,690
Other revenue	733	661	592	655	2,641

Total revenues	$34,335	$44,934	$50,467	$35,652	$165,388

Operating income (loss)	$(2,893)	$4,660	$6,923	$(11,834)	$(3,144)
Impairment loss(1)	$—	$—	$—	$8,686	$8,686
Income (loss) before income tax	$(4,564)	$2,650	$4,844	$(13,641)	$(10,711)
Net income (loss) attributable to Red Lion Hotels Corporation	$(2,878)	$1,769	$3,208	$(8,746)	$(6,647)
Earnings (loss) per share — basic and diluted	$(0.16)	$0.10	$0.18	$(0.48)	$(0.37)
2008
Room revenue	$23,549	$32,570	$39,280	$22,086	$117,485
Food and beverage revenue	10,804	13,011	12,643	12,048	48,506
Other hotel revenue	883	1,112	1,549	1,017	4,561

Total hotels segment revenue	35,236	46,693	53,472	35,151	170,552
Franchise revenue	335	445	769	313	1,862
Entertainment revenue	3,211	1,895	1,869	5,041	12,016
Other revenue	777	779	776	808	3,140

Total revenues	$39,559	$49,812	$56,886	$41,313	$187,570

	Year Ended December 31,
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Operating income (loss)	$(5,267)	$5,305	$8,737	$(3,976)	$4,799
Separation costs(2)	$3,654	$—	$—	$—	$3,654
Restructuring expenses(3)	$—	$—	$—	$2,067	$2,067
Income (loss) before income tax	$(7,134)	$3,448	$6,836	$(6,068)	$(2,918)
Net income (loss) attributable to Red Lion Hotels Corporation	$(4,509)	$2,301	$4,435	$(3,931)	$(1,704)
Earnings (loss) per share — basic	$(0.25)	$0.13	$0.24	$(0.22)	$(0.09)
Earnings (loss) per share — diluted	$(0.25)	$0.12	$0.24	$(0.22)	$(0.09)

(1)	During the fourth quarter of 2009, we recorded an $8.7 million non-cash impairment loss primarily related to our Red Lion Hotel Denver Southeast property we acquired in May 2008, and on a second property.

(2)	During the first quarter of 2008, we recorded $3.7 million in separation payments pertaining to the retirement of our former President and Chief Executive Officer in February 2008.

(3)	During the fourth quarter of 2008, we recorded $2.1 million in restructuring expenses as the company implemented a reduction in force and other cost saving initiatives. The $2.1 million consisted primarily of $0.9 million in separation payments and other benefits upon the termination of an employment agreement with an Executive Vice President, as well as a $0.7 million reduction in the carrying value of an intangible asset related to management contracts acquired with the WestCoast and Red Lion brands.

Financial Statements

The 2009 Consolidated Financial Statements of Red Lion Hotels Corporation are
presented on pages 49 to 74 of this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Red Lion Hotels Corporation
Spokane, Washington

We have audited the accompanying consolidated balance sheets of Red Lion Hotels Corporation as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Lion Hotels Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Red Lion Hotels Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2010, expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

BDO Seidman, LLP
Spokane, Washington
March 11, 2010

RED LION HOTELS CORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	December 31, 2009	December 31, 2008
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$3,885	$18,222
Restricted cash	3,801	3,890
Accounts receivable, net	8,100	11,337
Inventories	1,282	1,375
Prepaid expenses and other	3,134	2,574

Total current assets	20,202	37,398

Property and equipment, net	285,782	298,496
Goodwill	28,042	28,042
Intangible assets, net	10,199	10,376
Other assets, net	7,337	6,460

Total assets	$351,562	$380,772

LIABILITIES
Current liabilities:
Accounts payable	$5,716	$10,990
Accrued payroll and related benefits	2,315	4,925
Accrued interest payable	318	314
Advance deposits	496	398
Other accrued expenses	7,658	7,756
Long-term debt, due within one year	3,171	3,008

Total current liabilities	19,674	27,391

Revolving credit facility	26,000	36,000
Long-term debt, due after one year	77,151	80,323
Deferred income	8,638	8,476
Deferred income taxes	13,190	16,366
Debentures due Red Lion Hotels Capital Trust	30,825	30,825

Total liabilities	175,478	199,381

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Red Lion Hotels Corporation stockholders’ equity
Preferred stock — 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock — 50,000,000 shares authorized; $0.01 par value; 18,180,104 and 17,977,205 shares issued and outstanding	182	180
Additional paid-in capital, common stock	142,479	141,137
Retained earnings	33,408	40,055

Total Red Lion Hotels Corporation stockholders’ equity	176,069	181,372
Noncontrolling interest	15	19

Total equity	176,084	181,391

Total liabilities and stockholders’ equity	$351,562	$380,772

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands, except per share data)

Revenue:
Hotels	$149,379	$170,552	$166,168
Franchise	1,678	1,862	2,756
Entertainment	11,690	12,016	14,839
Other	2,641	3,140	3,130

Total revenues	165,388	187,570	186,893

Operating expenses:
Hotels	114,852	131,214	127,431
Franchise	430	355	814
Entertainment	9,466	11,234	12,812
Other	2,075	2,100	2,037
Depreciation and amortization	20,954	19,316	16,528
Hotel facility and land lease	6,976	6,998	6,490
Impairment loss	8,686	—	—
Gain on asset dispositions, net	(243)	(156)	(437)
Undistributed corporate expenses	5,200	9,643	5,840
Restructuring expenses	136	2,067	—

Total expenses	168,532	182,771	171,515

Operating income (loss)	(3,144)	4,799	15,378
Other income (expense):
Interest expense	(8,503)	(9,247)	(9,172)
Other income, net	936	1,530	1,266

Income (loss) from continuing operations before income taxes	(10,711)	(2,918)	7,472
Income tax (benefit) expense	(4,063)	(1,202)	2,207

Net income (loss) from continuing operations	(6,648)	(1,716)	5,265

Discontinued operations:
Loss from operations of discontinued business units, net of income tax benefit of $62	—	—	(113)
Net gain on disposal of discontinued business units, net of income tax benefit of $513	—	—	932

Income from discontinued operations	—	—	819

Net income (loss)	(6,648)	(1,716)	6,084

Net income (loss) attributable to noncontrolling interest	1	12	(34)

Net income (loss) attributable to Red Lion Hotels Corporation	$(6,647)	$(1,704)	$6,050

Earnings (loss) per share attributable to Red Lion Hotels Corporation
Basic and diluted
Net income (loss) from continuing operations	$(0.37)	$(0.09)	$0.27
Income from discontinued operations	—	—	0.05

Net income (loss) attributable to Red Lion Hotels Corporation	$(0.37)	$(0.09)	$0.32

Weighted average shares — basic	18,106	18,234	19,134
Weighted average shares — diluted	18,106	18,234	19,506

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2009, 2008 and 2007

	Red Lion Hotels Corporation Stockholders’ Equity				Equity
	Common Stock				Attributable to
			Additional	Retained	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Earnings	Interest	Equity
	(In thousands, except share data)

Balances, January 1, 2007	19,118,692	$191	$147,891	$35,709	$254	$184,045
Net income attributable to Red Lion Hotels Corporation	—	—	—	6,050	(223)	5,827
Stock redeemed under repurchase plan	(924,200)	(9)	(9,096)	—	—	(9,105)
Stock issued under employee stock purchase plan	19,246	—	195	—	—	195
Stock issued under option plan	81,668	1	489	—	—	490
Stock based compensation	17,350	—	899	—	—	899
Tax benefits related to exercise of stock options	—	—	175	—	—	175

Balances, December 31, 2007	18,312,756	183	140,553	41,759	31	182,526
Net loss attributable to Red Lion Hotels Corporation	—	—	—	(1,704)	(12)	(1,716)
Stock redeemed under repurchase plan	(396,000)	(4)	(1,824)	—	—	(1,828)
Stock issued under employee stock purchase plan	22,265	—	164	—	—	164
Stock based compensation	38,184	1	2,513	—	—	2,514
Tax expense related to expiration of stock options	—	—	(269)	—	—	(269)

Balances, December 31, 2008	17,977,205	180	141,137	40,055	19	181,391
Net loss attributable to Red Lion Hotels Corporation	—	—	—	(6,647)	(4)	(6,651)
Stock issued under employee stock purchase plan	54,871	—	119	—	—	119
Stock based compensation	148,028	2	1,223	—	—	1,225

Balances, December 31, 2009	18,180,104	$182	$142,479	$33,408	$15	$176,084

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands)

Operating activities:
Net income (loss)	$(6,648)	$(1,716)	$6,084
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,954	19,316	16,556
Gain on disposition of property, equipment and other assets, net	(243)	(156)	(437)
Restructuring expenses (non-cash)	—	1,144	—
Impairment loss	8,686	—	—
Gain on disposition of discontinued operations, net	—	—	(1,445)
Deferred income tax (benefit) provision	(3,176)	(1,197)	3,210
Equity in investments	(9)	(133)	(40)
Imputed interest expense	—	111	212
Stock based compensation expense	1,238	2,245	901
Provision for doubtful accounts	212	166	53
Change in current assets and liabilities:
Restricted cash	89	549	(1,683)
Accounts receivable	2,306	(947)	(941)
Inventories	93	82	133
Prepaid expenses and other	(560)	786	714
Accounts payable	(5,274)	6,801	(4,889)
Accrued payroll and related benefits	(2,610)	(1,243)	88
Accrued interest payable	4	(42)	(87)
Other accrued expenses and advance deposits	630	(2,963)	2,801

Net cash provided by operating activities	15,692	22,803	21,230

Investing activities:
Purchases of property and equipment	(16,425)	(56,377)	(25,509)
Liquor license purchase	(500)	—	—
Non-current restricted cash for sublease tenant improvements, net	—	2,151	(2,151)
Proceeds from disposition of property and equipment	16	41	22
Proceeds from disposition of discontinued operations	—	—	7,918
Proceeds from short-term liquid investments	—	—	7,635
Advances to Red Lion Hotels Capital Trust	(27)	(27)	(17)
Other, net	(34)	458	(389)

Net cash used in investing activities	(16,970)	(53,754)	(12,491)

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands)

Financing activities:
Borrowings on revolving credit facility	11,000	38,000	—
Repayment of revolving credit facility	(21,000)	(2,000)	—
Repayment of long-term debt	(3,009)	(14,000)	(2,479)
Borrowings on long-term debt	—	14,000	3,926
Common stock redeemed	(13)	(1,828)	(9,107)
Proceeds from issuance of common stock under employee stock purchase plan	119	164	196
Proceeds from stock option exercises	—	—	489
Distributions to noncontrolling interest	(3)	—	(8)
Additions to deferred financing costs	(153)	(207)	(31)

Net cash (used in) provided by financing activities	(13,059)	34,129	(7,014)

Net change in cash from discontinued operations	—	—	57

Change in cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(14,337)	3,178	1,782
Cash and cash equivalents at beginning of period	18,222	15,044	13,262

Cash and cash equivalents at end of period	$3,885	$18,222	$15,044

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Interest on long-term debt	$8,955	$9,777	$9,206
Income taxes	$—	$102	$1,100
Cash received during periods for:
Income taxes	$296	$978	$2,514
Noncash investing and financing activities:
Conversion of accounts receivable to note receivable	$771	$—	$—
Tax effect on conversion of equity	$—	$(269)	$175
Exchange of property and equipment for minority interest	$—	$—	$167

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation (“RLH,” “Red Lion” or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale full, select and limited service hotels under the Red Lion brand. As of December 31, 2009, the Red Lion system of hotels contained 45 hotels located in eight states and one Canadian province, with 8,671 rooms and 431,244 square feet of meeting space. As of that date, the Company operated 32 hotels, of which 19 are wholly-owned and 13 are leased, and franchised 13 hotels that were owned and operated by various third-party franchisees.

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

The Company was incorporated in the state of Washington in April 1978, and operated hotels until 1999 under various brand names including Cavanaughs Hotels. In 1999, the Company acquired WestCoast Hotels, Inc., and rebranded its Cavanaughs hotels to the WestCoast brand — changing the Company’s name to WestCoast Hospitality Corporation. In 2001, the Company acquired Red Lion Hotels, Inc. In September 2005, after rebranding most of its WestCoast hotels to the Red Lion brand, the Company changed its name to Red Lion Hotels Corporation. The financial statements encompass the accounts of Red Lion Hotels Corporation and all of its consolidated subsidiaries, including its 100% ownership of Red Lion Hotels Holdings, Inc., and Red Lion Hotels Franchising, Inc., and its approximate 99% ownership of Red Lion Hotels Limited Partnership (“RLHLP”) further discussed in Note 9. The 1% noncontrolling interest in RLHLP has been classified as a component of equity separate from equity of Red Lion Hotels Corporation.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared by Red Lion pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and include all accounts and wholly and majority-owned subsidiaries’ accounts. All significant inter-company and inter-segment transactions and accounts have been eliminated upon consolidation. Certain amounts disclosed in prior period statements have been reclassified to conform to the current period presentation; however, this presentation had no effect on net income or loss attributable to Red Lion Hotels Corporation or retained earnings as previously reported.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. At times, cash balances at banks and other financial institutions may be in excess of federal insurance limits.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

In accordance with the Company’s various borrowing arrangements, at December 31, 2009 and 2008, cash of approximately $3.8 million and $3.9 million, respectively, was held in escrow for the future payment of insurance, property taxes, repairs and furniture and fixtures.

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

The following schedule summarizes the activity in the allowance account for trade accounts receivable for the past three years for continuing operations:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Allowance for doubtful accounts, continuing operations
Balance, beginning of year	$480	$286	$434
Additions to allowance	253	410	83
Write-offs, net of recoveries	(157)	(216)	(231)

Balance, end of year	$576	$480	$286

Inventories

Inventories consist primarily of food and beverage products held for sale at the company operated restaurants and guest supplies. Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value.

Property and Equipment

Property and equipment are stated at cost. The cost of improvements that extend the life of property and equipment are capitalized. Interest costs are capitalized as incurred during the construction period for qualifying assets. During 2009 and 2008, the Company capitalized interest of approximately $0.4 million and $0.3 million, respectively. No interest was capitalized in 2007. Repairs and maintenance charges are expensed as incurred.

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

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reductions to the carrying value, if necessary, are recorded to the extent the net book value of the asset exceeds the greater of estimated future discounted cash flows or fair value less selling costs.

In accordance with the guidance for the impairment of long-lived assets, assets held and used with a carrying amount of $28.4 million were written down to their fair value of $19.7 million. For the year ended December 31, 2009, the Company’s net loss attributable to Red Lion Hotels Corporation included an asset impairment loss of $8.7 million. Of that amount, $8.5 million was related to the Red Lion Denver Southeast hotel, which was acquired in May 2008 for $25.3 million, and on which the Company has subsequently spent $5.0 million for renovations. Since acquisition, the Denver market has experienced a substantial and sustained decline in demand for hotel rooms across all market segments. The remaining $0.2 million impairment loss related to a second property. No asset impairment charges were recorded during 2008 or 2007.

As provided in the below table, the Company used Level 3 inputs for its discounted cash flow analyses, including growth rate, property-level proforma financial information and remaining lives of the assets. Management bases these assumptions on historical data and experience and future operational expectations. For certain assets, recent asset appraisals or valuations performed by third-parties were used, which were deemed to be Level 3 inputs, to support the Company’s estimate of fair value.

		Quoted
		Prices in
		Active	Significant	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs	Total
Description	2009	(Level 1)	(Level 2)	(Level 3)	Loss

Long-lived assets held and used	$19,700	—	—	$19,700	$(8,686)

Goodwill and Intangible Assets

Goodwill represents the excess of the estimated fair value of the net assets acquired during business combinations over the net tangible and identifiable intangible assets acquired. Goodwill is not amortized.

The Red Lion brand name is an identifiable, indefinite life intangible asset that represents the separable legal right to a trade name and associated trademarks acquired in a business combination the Company entered into in 2001. Remaining intangible assets consist primarily of the net amortized cost of lease and franchise contracts acquired in business combinations, including the one in 2001. The costs of these contracts are amortized over the weighted-average remaining term of the related agreements.

The following table summarizes the cost and accumulated amortization of goodwill and other intangible assets (in thousands):

	December 31, 2009			December 31, 2008
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Goodwill	$28,042	n/a	$28,042	$28,042	n/a	$28,042

Intangible assets
Brand name	$6,878	n/a	$6,878	$6,878	n/a	$6,878
Lease contracts	4,332	(1,156)	3,176	4,332	(1,011)	3,321
Franchise and management contracts(1)	313	(282)	31	313	(250)	63
Trademarks	114	n/a	114	114	n/a	114

Total intangible assets	$11,637	$(1,438)	$10,199	$11,637	$(1,261)	$10,376

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	In December 2008, the Company recorded a non-cash charge of $0.7 million reducing the net carrying value of an intangible asset related to management contracts acquired with the WestCoast and Red Lion brands. Since January 2008, when the last hotel the Company managed elected not to renew its management agreement, the Company has not managed any hotels for third parties.

Amortization expense related to intangible assets was approximately $0.2 million, $0.5 million and $0.5 million during the years ended December 31, 2009, 2008 and 2007, respectively. Estimated amortization expense for intangible assets over the next five years is as follows (in thousands):

Year Ending
December 31,	Amount

2010	$176
2011	144
2012	144
2013	144
2014	144

$752

Goodwill and other intangible assets attributable to each of the Company’s business segments at December 31, 2009 and 2008 were as follows (in thousands):

	2009		2008
		Other		Other
	Goodwill	Intangibles	Goodwill	Intangibles

Hotels	$19,530	$7,815	$19,530	$7,961
Franchise	5,351	2,378	5,351	2,409
Entertainment	3,161	6	3,161	6

Total	$28,042	$10,199	$28,042	$10,376

At the Company’s measurement date of October 1, 2009, the book value of its net assets exceeded the market capitalization of the Company. Goodwill and intangible assets are tested for impairment at least annually, or upon the occurrence of events or changes in circumstances that indicate the associated carrying values may not be recoverable. The Company tests goodwill and its intangible assets for impairment by first comparing the book value of net assets to the fair value of the related operations. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. Fair value is estimated using discounted cash flows of reporting units. The Company bases its calculation of fair value of its reporting units on the income approach. Forecasts of future cash flow to develop fair value of its reporting units are based on management’s best estimate of future revenue and operating expenses based primarily on projected rate and occupancy growth, market penetration and current and future economic conditions. In this process, a fair value of goodwill is estimated and compared to its carrying value. Any shortfall of fair value below carrying value would represent the amount of impairment loss. Changes in these forecasts could significantly change the amount of impairment recorded, if any.

In performing this analysis, the financial and credit market volatility directly impacted fair value measurement through the Company’s estimated weighted average cost of capital used to determine discount rate, and through the Company’s common stock price that is used to determine market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short term swing or a longer-term trend. Management performed an annual test of its goodwill and intangible assets as of October 1, 2009, and concluded that the recorded values were not impaired based on present value discounted cash flows. The key assumption used in its analysis included that the Company’s hotel assets are still producing operating income and

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value of its existing assets, based on the company analysis, remains sufficient to support the carrying value of the related assets. If circumstances change, management could conclude that the Company’s goodwill or other intangible assets are impaired. Any resulting impairment would result in the Company recording an impairment loss of all or a portion of the balances provided above, which could have a material adverse impact on the Company’s financial condition and results of operations.

Other Assets

Other assets primarily include deferred loan fees, straight-line rental income, long-term notes receivable and equity method and cost method investments discussed in Note 1. Deferred loan fees are amortized using the effective interest method over the term of the related loan agreement, and totaled $0.5 million during each of 2009, 2008 and 2007, respectively.

During 2007 and 2009, through an amendment to the original agreement in connection with the sublease of the Red Lion Hotel Sacramento and subsequent long-term franchise agreement as discussed further in Note 12, the Company committed to approximately $3.9 million in aggregate tenant improvements that was segregated as long-term restricted cash and included in other assets on the consolidated balance sheet. At December 31, 2009, all $3.9 million had been expended for the tenant improvements. The amendment in 2009 also modified the sublease base rent payment terms, which resulted in a $0.8 million long-term note receivable.

Cost method investments are carried at their original purchase price. Equity method investments are carried at cost, adjusted for the Company’s proportionate share of earnings and any investment disbursements. At both December 31, 2009 and 2008, the Company had a $0.3 million note receivable that bore interest at 7.05% related to its 19.9% owned investment in the Company’s corporate office building.

Deferred Income

In connection with the sublease of the Red Lion Hotel Sacramento during 2007 and subsequent long-term franchise, as well as an amendment to that agreement entered into during the second quarter of 2009, the Company has received $3.9 million in consideration that is being amortized over the sublease period as deferred lease revenue. During 2009, 2008 and 2007, the Company recognized income of $0.3 million, $0.2 million and $0.1 million, respectively, with a remaining balance at December 31, 2009 of $3.3 million that will be amortized through December 2020.

In 2003, the Company sold a hotel to an unrelated party in a sale-operating leaseback transaction. The pre-tax gain on the transaction of approximately $7.0 million was deferred and is being amortized into income over the period of the lease term, which expires in November 2018 and is renewable for three, five-year terms at the Company’s option. During 2009, 2008 and 2007, the Company recognized income of approximately $0.5 million each year for the amortization of the deferred gain. The remaining balance at December 31, 2009, was $4.1 million.

Income Taxes

Deferred tax assets and liabilities and income tax expenses and benefits are recognized for the expected future income tax consequences of events that have been recognized in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Certain wholly or partially-owned entities, including RLHLP, do not directly pay income taxes. Instead, their taxable income either flows through to the Company or to the other respective owners of the entities. A valuation allowance against the deferred tax assets has not been established as the Company believes it’s more likely than not that these assets will be realized.

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

Restructuring Expenses

During the fourth quarters of 2009 and 2008, the Company recorded $0.1 million and $2.1 million, respectively, in restructuring expenses as the Company implemented reductions in force and other cost saving initiatives. The current year expense primarily reflects severance payments related to changes made at the end of 2009 in food and beverage outlets at various owned and leased hotels. The $2.1 million during 2008 consisted primarily of $0.9 million in separation payments and other benefits upon the termination of an employment agreement with an Executive Vice President, as well as a $0.7 million reduction in the carrying values of certain intangible assets related to management contracts acquired with the WestCoast and Red Lion brands.

Advertising and Promotion

Costs associated with advertising and promotional efforts are generally expensed as incurred. During the years ended December 31, 2009, 2008 and 2007, the Company incurred approximately $1.4 million, $2.0 million and $2.1 million, respectively, in advertising expense from continuing operations. These amounts are exclusive of advertising and promotion spent by the Red Lion Central Program Fund discussed below.

Central Program Fund

In 2002, the Company established the Central Program Fund (“CPF”) in accordance with the Company’s various domestic franchise agreements. The CPF acts as an agent for company owned and leased hotels and for the Company’s franchisees, and was created to provide services to all member hotels, and is responsible for certain advertising services, frequent guest program administration, reservation services, national sales promotions and brand and revenue management services intended to increase sales and enhance the reputation of the Red Lion brand. CPF contributions by company owned and managed hotels and those made by the franchisees, based on the individual franchise agreements, generally total up to 4.5% of room revenue, frequent guest program dues and other services. The Company can elect to contribute additional funds to the CPF in order to accelerate brand awareness or increase marketing and advertising expense to grow the brand, among other things. Activities of the CPF are conducted as a service, not as an operation or business venture, and as designed, the CPF operates at no profit.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009 and 2008, the Company reported a net current receivable from the CPF of approximately $1.6 million and $1.7 million, respectively, related to these advances. For the years ended December 31, 2009, 2008 and 2007, the Company recorded operating expenses in its consolidated financial statements of $6.2 million, $7.3 million and $7.0 million, respectively, based on contributions for the period to the CPF. The net assets and transactions of the CPF have historically not been included in the accompanying financial statements, although as discussed further below and as a result of changes to the consolidation guidance applicable to a variable interest entity (“VIE”), the Company will include the net assets and transactions of the CPF in its consolidated financial statements effective January 1, 2010.

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

New and Future Accounting Pronouncements

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

Fair Value Accounting — On January 1, 2009, the Company adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP and expand disclosures about fair value measurements. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no significant impact on the consolidated financial statements other than additional required disclosures.

On June 30, 2009, the Company adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments for which it is practicable to estimate that value; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures in Note 15, the adoption of these changes did not have an impact on the Company’s consolidated financial statements.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Combinations — Effective January 1, 2009, the Company adopted changes issued by the FASB modifying how business acquisitions occurring on or after that date are accounted for. These changes address consistent fair value measurements and apply to all assets acquired and liabilities assumed in a business combination.

Non-controlling Interests in Consolidated Financial Statements — On January 1, 2009, the Company adopted changes issued by the FASB to consolidation accounting and reporting via retroactive application of the presentation and disclosure requirements. These changes established accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. As required, the Company records noncontrolling interests as a component of equity separate from the parent company’s equity. Net income (loss) attributable to noncontrolling interests is included on the income statement separate from net income (loss) from the Company’s operations.

Determination of the Useful Life of Intangible Assets — On January 1, 2009, the Company adopted changes issued by the FASB to accounting for intangible assets. The changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on the Company’s consolidated financial statements.

Share-based Payment Awards — On January 1, 2009, the Company adopted changes issued by the FASB that addressed whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method. These changes require that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. These changes did not have an impact on the Company’s consolidated financial statements.

Subsequent Events — On June 30, 2009, the Company adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” The adoption of these changes did not have an impact on the Company’s consolidated financial statements.

Accounting for Transfers of Financial Assets — In June 2009, the FASB issued changes that eliminate the concept of a qualifying special-purpose entity (“QSPE”); clarify and amend the derecognition criteria for a transfer to be accounted for as a sale; amend and clarify the unit of account eligible for sale accounting; and require that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPE’s must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. These changes will require enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the consolidated financial statements. These changes will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. The adoption of these changes did not have an impact on the Company’s consolidated financial statements.

Variable Interest Entities — In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (“VIE”). These changes also amend the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that could potentially be significant to the VIE. The new guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE, where previously, reconsideration of whether an enterprise was the primary beneficiary of a VIE was only required when specific events had occurred. QSPEs will also be subject to these changes in consolidation guidance when effective. Enhanced disclosures about an enterprise’s involvement with a VIE will be required.

While there have been no changes to the organization, structure or operating activities since its inception in 2002, under the new guidance the Company determined the CPF is a VIE and adopted these changes on January 1, 2010. Upon adoption of this rule, net assets and transactions of the CPF will be included within the consolidated financial statements, and will increase franchise segment revenue and expense to represent the contribution from franchise properties to fund their portion of certain advertising services, frequent guest program administration, reservation services, national sales promotions and brand and revenue management services. The adoption of these changes will not have a material impact on earnings or EBITDA, and will be applied retrospectively as a cumulative effect of change in accounting principle.

3.	Property and Equipment

Property and equipment is summarized as follows (in thousands):

	December 31, 2009	December 31, 2008

Buildings and equipment	$296,032	$281,979
Furniture and fixtures	46,383	39,906
Landscaping and land improvements	8,967	6,753

	351,382	328,638
Less accumulated depreciation and amortization	(134,375)	(116,148)

	217,007	212,490
Land	66,146	66,146
Construction in progress	2,629	19,860

	$285,782	$298,496

In May 2008, the Company completed the asset acquisition of a 478-room, full service hotel asset in the Denver, Colorado area for $25.3 million, and it subsequently spent $5.0 million for renovations at this property. In accordance with the guidance for the impairment of long-lived assets, the Company recorded an asset impairment loss of $8.5 million related to this location during the fourth quarter of 2009, to reduce its carrying amount of $28.0 million to fair value. Since acquisition, the Denver market has experienced a substantial and sustained decline in demand for hotel rooms across all market segments. In addition during that quarter, the Company also recorded a $0.2 million impairment loss on a second property.

As discussed above in Note 1, the Company used Level 3 inputs for its discounted cash flow analyses, including growth rate, property-level proforma financial information and remaining lives of the assets. Management bases these assumptions on historical data and experience and future operational expectations. For certain assets, recent asset appraisals or valuations were used, which were deemed to be Level 3 inputs, to support the Company’s estimate of fair value.

4.	Other Investments

Aggregate investments recorded as noncurrent assets on the consolidated balance sheet totaled $1.2 million and $1.3 million, respectively, as of December 31, 2009 and 2008. During 2009, the Company recorded a loss from investments of $16,000, compared to income of $133,000 and $40,000, respectively, in 2008 and 2007.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company owns a 19.9% partnership interest in its corporate office building as discussed above in Note 1. The Company’s investment balance was approximately $0.7 million as of both December 31, 2009 and 2008. Summarized unaudited financial information with respect to the office building, on a 100% basis, is as follows (in thousands):

	December 31,
	2009	2008

Current assets	$370	$401
Total assets	$11,800	$12,169
Current liabilities	$106	$130
Total liabilities	$9,150	$9,372
Total equity	$2,650	$2,797
Revenues	$1,801	$2,031
Net income	$88	$108

The Company maintains a 3% common security interest in the Red Lion Hotels Capital Trust (“the Trust”), as discussed below in Note 7, which represents all of the common ownership of the Trust. The Trust is considered a variable interest entity and the Company is not considered its primary beneficiary. At December 31, 2009 and 2008, the Company’s equity method investment in the Trust had a balance of $0.5 million and $0.6 million, respectively, after adjusting for trust earnings and operating expenses.

5.	Notes Payable to Bank

In September 2006, the Company entered into a secured revolving credit facility for up to $50 million with a syndication of banks led by Calyon New York Branch. The initial maturity date for the facility was September 13, 2009, which the Company extended for an additional year under the terms of the facility through September 2010. The Company has the right to extend the maturity for an additional one-year term, which it intends to exercise, and as such has been recorded as a long-term liability. Borrowings under the facility may be used to finance acquisitions or capital expenditures, for working capital and for other general corporate purposes. The obligations under the facility are collateralized by a company owned hotel, including a deed of trust and security agreement covering all of its assets. In connection with this transaction and subsequent extension, the Company has paid loan fees and related costs of approximately $1.1 million, which have been deferred and are being amortized over the term of the facility.

The Company had $26.0 million outstanding under the facility at December 31, 2009. At December 31, 2009, outstanding borrowings under the facility accrued interest at rates ranging from 150 to 225 basis points over LIBOR, with an option for base rate loans based upon the federal funds rate or prime rate. The credit facility requires the Company to comply with certain customary affirmative and negative covenants, the most restrictive of which are financial covenants dealing with leverage, interest coverage and debt service coverage. At December 31, 2009, the balance outstanding bore interest of 2.0% and the Company was in compliance with all of its covenants.

In February 2010, the Company amended the terms of the facility to modify the total leverage ratio and senior leverage ratio covenants for 2010 and 2011, in exchange for an increased rate to LIBOR plus 3.25% and reduced borrowing capacity to $37.5 million.

6.	Long-Term Debt

In addition to the credit facility discussed above in Note 5 and the debentures discussed below in Note 7, the Company has long-term debt consisting of mortgage notes payable and notes and contracts payable, collateralized by real property, equipment and the assignment of certain rental income. A summary of long-term debt as of

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009 and 2008, monthly installment and interest amounts, if applicable, interest rate and maturity date is as provided in the below table (in thousands, except monthly payment amounts).

			Last	Last
	Outstanding		Applicable	Applicable		Maturity/
	December 31,		Monthly	Interest		Balloon
	2009	2008	Installment	Rate	Type	Payment Due	Security

Note payable(1)	$13,125	13,825	$81,038	2.00%	Variable	September 2013	Real Property
Note payable	12,144	12,443	$108,797	8.08%	Fixed	September 2011	Real Property
Note payable	9,102	9,325	$70,839	6.70%	Fixed	July 2013	Real Property
Note payable	8,042	8,239	$62,586	6.70%	Fixed	July 2013	Real Property
Note payable	5,899	6,043	$52,844	8.08%	Fixed	September 2011	Real Property
Note payable	5,302	5,432	$41,265	6.70%	Fixed	July 2013	Real Property
Note payable	5,251	5,380	$46,695	8.00%	Fixed	October 2011	Real Property
Note payable	4,507	4,617	$35,076	6.70%	Fixed	July 2013	Real Property
Note payable	4,381	4,492	$34,353	6.70%	Fixed	July 2013	Real Property
Note payable	3,623	3,712	$28,198	6.70%	Fixed	July 2013	Real Property
Note payable	2,651	2,716	$20,633	6.70%	Fixed	July 2013	Real Property
Note payable	2,651	2,716	$20,633	6.70%	Fixed	July 2013	Real Property
Note payable	2,209	2,263	$17,194	6.70%	Fixed	July 2013	Real Property
Industrial revenue bonds payable	1,435	2,128	$66,560	5.90%	Fixed	October 2011	Real Property

Total long-term debt	80,322	83,331
Due within one year	(3,171)	(3,008)

Long-term debt due after one year	$77,151	$80,323

(1)	Interest rate based on 30-day LIBOR, plus 1.75%.

Contractual maturities for long-term debt outstanding at December 31, 2009, excluding the $26.0 million outstanding under the revolving credit facility discussed above in Note 5, are summarized by year as follows (in thousands):

Year Ending
December 31,	Amount

2010	3,171
2011	25,275
2012	1,975
2013	49,901
2014	—

$80,322

The Company’s $13.1 million variable rate property note contains restricted covenants that mirror those of the credit facility discussed above in Note 5. At December 31, 2009, the Company was in compliance with those covenants. In connection with the amendment to the credit facility in February 2010, the terms of this note were also amended. The interest rate on the outstanding $13.1 million will be based on LIBOR plus 3.0%.

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

The Company borrowed all of the proceeds from the offering, including the Company’s original 3% trust common investment of $1.4 million, on the same day through 9.5% debentures that are included as a long-term liability on the consolidated balance sheet. The debentures mature in 2044 and their payment terms mirror the distribution terms of the trust securities. The debenture agreement required the mandatory redemption of 35% of the then-outstanding trust securities at 105% of issued value if the Company completed an offering of common shares with gross proceeds of greater than $50 million. In accordance therewith and in connection with a common stock offering in May 2006, the Company repaid approximately $16.6 million of the debentures due the Trust. The Trust then redeemed 35% of the outstanding trust preferred securities and trust common securities at a price of $26.25 per share, a 5% premium over the issued value of the securities. Of the $16.6 million, approximately $0.5 million was received back by the Company for its trust common securities and was reflected as a reduction of its investment in the Trust. At December 31, 2009 and 2008, debentures due the Trust totaled $30.8 million.

8.	Change in Executive Officers

In January 2010, the Company terminated an employment agreement with its President and Chief Executive Officer, who was also a director. In connection therewith, the Company will record $1.2 million for separation and other benefits during the first quarter of 2010, including $0.4 million in stock-based compensation expense. Under the terms of the agreement, 84,433 of the former executive’s restricted stock vested. Pursuant to a separate agreement entered into in connection with the termination, the exercise period for 80,000 vested stock options was extended for six months.

In February 2008, the President and Chief Executive Officer of the Company at the time, who was also a director of the Company, retired. In connection therewith, the Company entered into a written retirement agreement with the executive that included separation payments and benefits of $2.2 million in value. Under the terms of the agreement, the unvested portion of the former executive’s 545,117 stock options and 12,990 restricted stock units immediately vested, resulting in expense of $1.0 million during the first quarter of 2008. In addition, under the terms of the retirement agreement, the exercise period for 414,191 of the options was extended to February 2011 or until the earlier expiration of their original 10-year term. The remaining 130,926 stock options expired in May 2008. The modification to the terms of the previously granted equity awards resulted in additional stock based compensation expense of $0.4 million. In total, the Company recognized $3.7 million in expense during the first quarter of 2008 related to this retirement.

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

The Company is authorized to issue 50 million common shares, par value $0.01 per share, and five million shares of preferred stock, par value $0.01 per share. As of December 31, 2009, there were 18,180,104 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. The board of directors has the authority, without action by the shareholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights of the common stock.

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

Share Repurchases

In December 2008, the Company announced a common stock repurchase program for up to $10.0 million. Any stock repurchases under the current plan are to be made through open market purchases, block purchases or privately negotiated transactions. The timing and actual number of share repurchases are dependent on several factors including price, corporate and regulatory requirements and other market conditions. During December 2008, the Company repurchased 303,000 shares at a cost of $0.9 million, and in January 2008, the Company purchased 93,000 shares for $0.9 million under a repurchase program announced in September 2007. No shares were repurchased during 2009.

Stock Incentive Plans

As approved by the shareholders of the Company, the 1998 Stock Incentive Plan and the 2006 Stock Incentive Plan, as amended (“the Plans”) authorize the grant or issuance of various option or other awards including restricted stock grants and other stock-based compensation. The 2006 plan allows awards up to a maximum number of two million shares, subject to adjustments for stock splits, stock dividends and similar events. The 1998 plan allowed for a maximum number of 1.4 million shares, although as a condition to the approval of the 2006 plan, the Company no longer grants or issues awards under the 1998 plan. The compensation committee of the board of directors administers the 2006 plan and establishes to whom awards are granted and the type and terms and conditions, including the exercise period, of the awards. As of December 31, 2009, there were 1,149,604 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.

Stock based compensation expense reflects the fair value of stock based awards measured at grant date, including an estimated forfeiture rate, and is recognized over the relevant service period. Stock-based compensation expense recognized during 2009, 2008 and 2007 was approximately $1.2 million, $2.5 million and $0.8 million, respectively. Stock-based compensation expense recorded in 2008 includes expense recorded upon the retirement of the Company’s former President and Chief Executive Officer at the time and the separation of an Executive Vice President, as discussed above in Note 8. In addition, the Company recognized tax benefits related to the exercise of stock options of $0.2 million during 2007, with no options having been exercised during 2009 or 2008. As options and restricted stock units vest, the Company expects to recognize approximately $1.1 million in additional compensation expense, including $0.5 million during 2010 after the impact of stock-based compensation that will be recognized during the first quarter due to the separation of the Company’s former President and Chief Executive Officer.

During the years ended December 31, 2009, 2008 and 2007, 86,625, 17,160 and 9,234 shares of common stock, respectively, were issued in aggregate to non-management directors as compensation for service. During 2009, 2008 and 2007, the Company recognized compensation expense of approximately $0.4 million, $0.2 million and $0.1 million, respectively, upon issuance.

Stock Options

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

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Volatility is based on historical information with terms consistent with the expected life of the option. The risk free interest rate is based on the quoted daily treasury yield curve rate at the time of grant, with terms consistent with the expected life of the option. No stock options were granted during 2009. During 2008 and 2007, the following weighted-average assumptions were used:

	2008	2007

Options granted	334,212	166,249
Weighted-average grant date fair value of options granted	$8.52	$4.36
Dividend yield	0%	0%
Expected volatility	34%	33%
Forfeiture rate	4%	0%
Risk free interest rates	4.12%	4.85%
Expected option lives	4 years	4 years

A summary of stock option activity at December 31, 2009, is as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, January 1, 2009	1,311,155	$7.61
Options forfeited	(116,695)	$10.19

Balance, December 31, 2009	1,194,460	$7.36

Exercisable, December 31, 2009	895,651	$6.75

Additional information regarding stock options outstanding and exercisable as of December 31, 2009, is presented below. Excluding the impact that will be recognized during the first quarter due to the separation of the Company’s former President and Chief Executive Officer, total unrecognized stock-based compensation expense related to non-vested stock options, as of December 31, 2009, was approximately $0.4 million before the impact of income taxes and is expected to be recognized over a weighted average period of 24 months.

		Weighted
		Average		Weighted			Weighted
Range of		Remaining		Average	Aggregate		Average	Aggregate
Exercise	Number	Contractual	Expiration	Exercise	Intrinsic	Number	Exercise	Intrinsic
Prices	Outstanding	Life (Years)	Date	Price	Value(1)	Exercisable	Price	Value(1)
					(In thousands)			(In thousands)

$5.10 — $6.07	567,480	2.39	2011-2014	$5.31	$—	567,480	$5.31	$—
$7.46 — $7.80	228,126	4.41	2012-2018	7.54	—	149,282	7.49	—
$8.31 — $8.80	247,588	7.45	2010-2018	8.70	—	82,859	8.61	—
$10.88	5,974	6.56	2016	10.88	—	4,481	10.88	—
$12.21-$15.00	145,292	7.11	2010-2017	12.62	—	91,549	12.54	—

	1,194,460	4.42	2010-2018	$7.36	$—	895,651	$6.75	$—

(1)	At December 31, 2009, the Company’s closing stock price was $4.94 and therefore below the exercise price of all outstanding options on that date.

Restricted Stock Units, Shares Issued as Compensation

In 2009, 2008 and 2007, the Company granted 213,282, 36,125 and 18,670 unvested restricted stock units, respectively, to executive officers and other key employees, all of which vest 25% each year for four years on each

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anniversary of the grant date. While all of the shares are considered granted, they are not considered issued or outstanding until vested. Since the Company began issuing restricted stock units, approximately 6.2% of total restricted stock units granted have been forfeited.

A summary of restricted stock unit activity at December 31, 2009, is as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, January 1, 2009	48,866	$9.65
Granted	213,282	$4.67
Vested	(17,715)	$10.20
Forfeited	(5,115)	$6.32

Balance, December 31, 2009	239,318	$5.24

During 2009, 17,715 restricted stock units vested and the underlying shares were issued to employees. In addition, 62,498 shares of common stock were issued to employees as compensation. Under the terms of the plan and upon issuance, the Company authorized a net settlement of distributable shares to employees after consideration of individual employees’ tax withholding obligations, at the election of each employee. In 2009, the Company repurchased 18,367 shares at a weighted average of $2.98 per share to cover the participants’ tax liability.

During 2009, 2008 and 2007, the Company recognized approximately $0.3 million, $0.1 million and $0.1 million, respectively, in compensation expense related to these grants, and will record an additional $0.6 million over the remaining vesting periods, excluding the impact that will be recognized during the first quarter due to the separation of the Company’s former President and Chief Executive Officer. The 2008 expense excludes the impact of option acceleration and modification discussed above in Note 8.

Employee Stock Purchase Plan

In 2008, the Company adopted a new employee stock purchase plan (“ESPP”) upon expiration of its previous plan. Under the ESPP, 300,000 shares of common stock are authorized for purchase by eligible employees at a discount through payroll deductions. No employee may purchase more than $25,000 worth of shares, or more than 10,000 total shares, in any calendar year. As allowed under the ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. During the years ended 2009, 2008 and 2007, 54,871, 22,265 and 19,246 shares, respectively, were issued, and approximately $22,000, $38,000 and $18,000 was recorded in compensation expense associated with the plan.

Non-controlling Interest and Operating Partnership Units

As discussed above in Note 1, the Company is a general partner of RLHLP and at December 31, 2009, held more than a 99% interest in that entity. Partners who hold operating partnership units (“OP Units”) have the right to put those units to RLHLP, in which event either (i) RLHLP must redeem the units for cash, or (ii) the Company, as general partner, may elect to acquire the OP Units for cash or in exchange for a like number of shares of its common stock. At December 31, 2009 and 2008, 44,837 OP Units held by limited partners remained outstanding.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

Major components of the income tax (benefit) expense for the years ended December 31, 2009, 2008 and 2007, are as follows (in thousands):

	December 31,
	2009	2008	2007

Current:
Federal benefit	$(887)	$(225)	$(502)
State (benefit) expense	—	(49)	124
Deferred (benefit) expense	(3,176)	(928)	3,036

	(4,063)	(1,202)	2,658
Amount reflected as a component of discontinued operations	—	—	(451)

Income tax (benefit) expense	$(4,063)	$(1,202)	$2,207

The income tax (benefit) expense shown in the consolidated statements of operations differs from the amounts calculated using the federal statutory rate applied to income before income taxes as follows (in thousands, except percentages):

	December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%

(Benefit) provision at federal statutory rate	$(3,641)	(34.0)%	$(988)	(33.8)%	$2,960	39.6%
State tax (benefit) expense	(371)	(3.4)%	(49)	(1.7)%	124	1.7%
Effect of tax credits	(343)	(3.2)%	(274)	(9.4)%	(266)	(3.6)%
Tax exempt interest	—	0.0%	(39)	(1.3)%	(173)	(2.3)%
Other	292	2.7%	148	5.0%	13	0.1%

	(4,063)	(37.9)%	(1,202)	(41.2)%	2,658	35.5%
Amount reflected as a component of discontinued operations	—	—	—	—	(451)	(6.0)%

Income tax (benefit) expense	$(4,063)	(37.9)%	$(1,202)	(41.2)%	$2,207	29.5%

Significant components of the net deferred tax assets and liabilities at December 31, 2009 and 2008, are as follows (in thousands):

	December 31,
	2009		2008
	Assets	Liabilities	Assets	Liabilities

Property and equipment	$—	$16,652	$—	$17,878
Brand name	—	2,490	—	2,463
Other intangible assets	221	—	116	—
Rental income	—	248	—	56
Gain on sale leaseback	1,928	—	2,074	—
Tax credit carryforwards	2,806	—	736	—
Federal net operating losses	658	—	357	—
Other	587	—	748	—

Total	$6,200	$19,390	$4,031	$20,397

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009 and 2008, the Company had federal gross operating loss carryforwards of approximately $1.5 million and $1.0 million, respectively; state gross operating loss carryforwards of approximately $5.4 million and $2.2 million, and federal and state tax credit carryforwards of approximately $2.8 million and $0.7 million. The net operating loss carryforwards will expire beginning in 2028; the federal credits will begin to expire in 2025; and the state credits will carryforward indefinitely. The Company’s ability to utilize its net operating loss and tax credit carryforwards could be limited if there is an ownership change as defined under Section 382 of the Internal Revenue Code of 1986, as amended.

The Company has no material uncertain tax positions at December 31, 2009 and 2008, and does not anticipate a significant change in any unrecognized tax benefits over the next twelve months. Accordingly, the Company has not provided for any unrecognized tax benefits or related interest and penalties. The Company accounts for penalties and interest related to unrecognized tax benefits as a component of income tax expense. With limited exception, the Company is no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for years prior to 2004.

At December 31, 2009, the Company had an income tax receivable of approximately $0.9 million included in prepaid and other current assets related to the carryback of net operating losses to previously unavailable tax years due to the enactment of the Worker, Homeowner and Business Assistance Act of 2009 during the fourth quarter.

11.	Operating Lease Income

The Company leases commercial retail and office space to various tenants over terms ranging through 2017. The leases generally provide for fixed minimum monthly rent as well as tenants’ payments for their pro rata share of taxes and insurance and common area maintenance and expenses. Rental income for the years ended December 31, 2009, 2008 and 2007, from continuing operations was approximately $3.6 million, $3.6 million and $2.8 million, respectively, which included contingent rents of approximately $0.2 million, $0.4 million and $0.2 million, respectively. Future minimum lease income under existing non-cancelable leases as of December 31, 2009, is anticipated to be as follows (in thousands):

2010	$2,577
2011	2,232
2012	1,348
2013	602
2014	299
Thereafter	117

$7,175

12.	Operating Lease Commitments

Total future minimum payments due under all current term operating leases at December 31, 2009, were as indicated below (in thousands). Through 2012, the amounts shown are net of $11.9 million of sublease income to be earned annually. Thereafter, annual sublease income will be $11.3 million through 2020. Total rent expense from continuing operations, net of sublease income under the leases for the years ended December 31, 2009, 2008, and 2007 was $8.0 million, $7.0 million and $7.0 million, respectively, which included $7.0 million, $7.0 million and $6.5 million of hotel facility and land lease expense, as presented on the Consolidated Statements of Operations.

2010	$8,265
2011	6,581
2012	5,916
2013	4,972
2014	4,700
Thereafter	27,015

$57,449

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Through June 2007, the Company operated a leased hotel property, the Red Lion Hotel Sacramento, which is included under the master lease agreement discussed in the above paragraph. In July 2007, the Company entered into an agreement to turn over operations and sublease this hotel to an unrelated third party with an initial lease term expiring in 2020. The sublease agreement provides for annual sublease payments to the Company of $1.4 million, which reduces the Company’s consolidated annual hotel facility and land lease expense by that amount. In addition as part of the agreement, as well as an amendment to that agreement entered into during the second quarter of 2009, the Company received deferred lease income of $3.9 million, which is being recognized over the life of the sublease agreement.

The third-party subleasing the hotel has entered into a franchise agreement and committed to make a multi-million dollar investment to further improve and reposition the hotel. As part of the agreement, as well as an amendment to that agreement entered into during the second quarter of 2009, the Company committed to $3.9 million in tenant improvements and as of December 31, 2009, had spent all of the agreed upon funds. Also, the sublease provides the third party a two-year option to purchase the property.

As discussed in Note 3, in October 2007 the Company completed an acquisition of a 100-year - including extension periods — leasehold interest in a hotel in Anaheim, California for $8.3 million, including costs of the acquisition. As required under the terms of the leasehold agreement, the Company will pay $1.8 million per year in lease payments through April 2011. At the Company’s option, the initial five-year term of the lease may be extended for 19 additional terms of five years each, with the increases in lease payments tied directly to the Consumer Price Index. Beyond the monthly payments through April 2011, the Company has not included any additional potential further lease commitments related to the Anaheim property in the table above.

In May 2008, the Company completed an acquisition of a hotel in Denver, Colorado. In connection with the purchase agreement, the Company assumed an office lease used by guests contracted to stay at the hotel for $0.6 million annually. As part of this contract business, the Company is reimbursed the lease expense. The lease expires in August 2012, and its expense has been included in the table above.

13.	Related-Party Transactions

The Company conducted various business transactions during 2009, 2008 and 2007 in which the counterparty was considered a related party due to the relationships between the Company and the counterparty’s officers, directors and/or equity owners. The nature of the transactions was limited to performing certain management and administrative functions for the related entities, commissions for real estate sales and leased office space. The total aggregate value of these transactions in 2009, 2008 and 2007 was $0.2 million, $0.3 million and $0.3 million, respectively.

During 2009 and 2008, the Company held certain cash and investment accounts in, and had notes payable to, a bank whose chairman and chief executive officer is a member of the Company’s board of directors. At December 31, 2009 and 2008, total cash and investments held was approximately $0.1 million and $0.5 million, respectively, with outstanding notes payable totaling approximately $1.4 million and $2.1 million, respectively. Net interest expense of $0.1 million, $0.1 million and $0.2 million, respectively, related to an outstanding note payable to this bank was recorded during 2009, 2008 and 2007.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Employee Defined Contribution Plan

The Company maintains the Red Lion Hotels Corporation Amended and Restated Retirement and Savings Plan, the Company’s 401(k) plan, to which it and substantially all employees may contribute. The Company historically has made contributions of up to 3% of an employee’s compensation based on a vesting schedule and eligibility requirements set forth in the plan document, however, did not make contributions to the plan during 2008 or 2009.

15.	Fair Value of Financial Instruments

Estimated fair values of financial instruments are as indicated below (in thousands). The carrying amounts for cash and cash equivalents, current investments, accounts receivable and current liabilities are reasonable estimates of their fair values. The fair value of long-term debt is estimated based on the discounted value of contractual cash flows using the estimated rates currently offered for debt with similar remaining maturities. The debentures are valued at the closing price on December 31, 2009, of the underlying trust preferred securities, as discussed in Note 7, on the New York Stock Exchange, plus the face value of the debenture amount representing the trust common securities held by the Company.

	December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents and restricted cash	$7,686	$7,686	$22,112	$22,112
Accounts receivable	$8,100	$8,100	$11,337	$11,337
Financial liabilities:
Current liabilities, excluding debt	$16,503	$16,503	$24,384	$24,384
Long-term debt	$106,322	$105,073	$119,331	$115,466
Debentures	$30,825	$25,897	$30,825	$14,798

The fair values provided above are not necessarily indicative of the amounts the Company or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Business Segments

As of December 31, 2009, the Company had three operating segments — hotels, franchise and entertainment. The “other” segment consists primarily of a retail mall and miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense; therefore, it has not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues and expenses. Selected information with respect to continuing operations is as provided below (in thousands).

	Year Ended December 31,
	2009	2008	2007

Revenues:
Hotels	$149,379	$170,552	$166,168
Franchise	1,678	1,862	2,756
Entertainment	11,690	12,016	14,839
Other	2,641	3,140	3,130

	$165,388	$187,570	$186,893

Operating income (loss):
Hotels	$1,105	$16,657	$18,668
Franchise	894	950	1,467
Entertainment	1,802	314	1,609
Other	(6,945)	(13,122)	(6,366)

	$(3,144)	$4,799	$15,378

Capital expenditures:
Hotels(1,2)	$14,664	$51,909	$24,271
Franchise	986	3,088	194
Entertainment	44	218	905
Other	731	1,162	762

	$16,425	$56,377	$26,132

Depreciation and amortization:
Hotels	$17,741	$15,623	$13,634
Franchise	620	781	570
Entertainment	421	469	418
Other	2,172	2,443	1,906

	$20,954	$19,316	$16,528

	December 31,
	2009	2008

Identifiable assets:
Hotels	$302,156	$316,291
Franchise	16,745	15,983
Entertainment	5,143	5,530
Other	27,518	42,968

	$351,562	$380,772

(1)	Includes a hotel asset acquisition in the second quarter of 2008 of $25.3 million.

(2)	Includes a hotel asset acquisition in the fourth quarter of 2007 for total costs of $8.3 million.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings (loss) per common share computations for the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007

Numerator — basic and diluted:
Net income (loss) from continuing operations	$(6,648)	$(1,716)	$5,265
Net (income) loss attributable to noncontrolling interest	1	12	(34)
Income on discontinued operations	—	—	819

Net income (loss) attributable to Red Lion Hotels Corporation	$(6,647)	$(1,704)	$6,050

Denominator:
Weighted average shares — basic	18,106	18,234	19,134

Weighted average shares — diluted	18,106	18,234	19,506

Earnings (loss) per share attributable to Red Lion Hotels Corporation:
Basic and Diluted
Income (loss) from continuing operations	$(0.37)	$(0.09)	$0.27
(Income) loss attributable to noncontrolling interest	$—	$—	$—
Income on discontinued operations	$—	$—	$0.05

Net income (loss) attributable to Red Lion Hotels Corporation	$(0.37)	$(0.09)	$0.32

At December 31, 2009 and 2008, the effect of converting the 44,837 outstanding OP Units during those periods was considered anti-dilutive due to reported net losses attributable to Red Lion Hotels Corporation and excluded from the above calculations. At December 31, 2007, the effect of converting the 44,837 outstanding OP Units was considered dilutive and included in the above calculations.

At December 31, 2009, 2008 and 2007, 1,194,460, 1,311,215 and 1,276,534 options to purchase common shares, respectively, were outstanding. At December 31, 2009 and 2008, all of the options to purchase common shares were considered anti-dilutive and excluded from the above calculations. At December 31, 2007, 290,570 of the 1,276,534 options to purchase common shares outstanding as of that date were considered dilutive and included in the above calculation. At December 31, 2009 and 2008, all 239,318 and 48,866 outstanding but unvested restricted stock units, respectively, were considered anti-dilutive. At December 31, 2007, 36,169 of the total outstanding but unissued restricted stock units were dilutive and included within the above calculation.

18.	Discontinued Operations

From November 2004 through 2007, the Company divested non-strategic assets. Each of the properties met the criteria to be classified as assets held for sale and considered discontinued operations as allowed under GAAP. In 2007, the Company’s last assets held for sale and reported as discontinued operations were sold, comprised of a hotel for $3.9 million in gross proceeds and a commercial office complex for $13.3 million. The sale of the office complex was in a tax advantaged transaction as a result of the surrender of OP Units, and resulted in a gain on the sale of $1.9 million. The consideration for the sale was $4.2 million in cash, 97,826 OP Units (for further information, see Note 9), and the assumption of $7.6 million of debt. There were no remaining discontinued operations after December 31, 2007. The net impact on consolidated earnings from the activities of discontinued operations resulted in income from discontinued operations of $0.8 million in 2007, net of income tax expense.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (“CEO” and “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2009, based on these criteria.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in its report which is included herein.

There have been no changes in our internal control over financial reporting (as defined in Exchange Act rules 13a-15(f)) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Red Lion Hotels Corporation
Spokane, Washington

We have audited Red Lion Hotels Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Red Lion Hotel Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Red Lion Hotels Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Red Lion Hotels Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 11, 2010 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

BDO Seidman, LLP
Spokane, Washington
March 11, 2010

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

A portion of the information required by this item is contained in, and incorporated by reference from, the proxy statement for our 2010 Annual Meeting of Shareholders under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” We make available free of charge on our website (www.redlion.com) the charters of all of the standing committees of our board of directors (including those of the audit, nominating and corporate governance and compensation committees), the code of business conduct and ethics for our directors, officers and employees, and our corporate governance guidelines. We will furnish copies of these documents to any shareholder upon written request sent to our General Counsel, 201 W. North River Drive, Suite 100, Spokane, Washington 99201-2293.

See Item 4A of this Annual Report on Form 10-K for information regarding our directors and executive officers.

Item 11.	Executive Compensation

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2010 Annual Meeting of Shareholders under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2010 Annual Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management.”

See Item 5 of this Annual Report on Form 10-K for information regarding our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2010 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Transactions,” and “Corporate Governance — Director Independence.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2010 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

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

3. Index to exhibits:

Exhibit
Number		Description

3	.1(1)	Amended and Restated Articles of Incorporation, as amended.
3	.2(2)	Amended and Restated By-Laws
4	.1(3)	Specimen Common Stock Certificate
4	.2(4)	Rights Agreement dated January 27, 2009 between Red Lion Hotels Corporation and American Stock Transfer and Trust Company, as Rights Agent
4	.3(5)	Certificate of Trust of Red Lion Hotels Capital Trust
4	.4(5)	Declaration of Trust of Red Lion Hotels Capital Trust
4	.5(6)	Amended and Restated Declaration of Trust of Red Lion Hotels Capital Trust
4	.6(6)	Indenture for 9.5% Junior Subordinated Debentures Due February 24, 2044
4	.7(6)	Form of Certificate for 9.5% Trust Preferred Securities (Liquidation Amount of $25 per Trust Preferred Security) of Red Lion Hotels Capital Trust (included in Exhibit 4.5 as Exhibit A-1)
4	.8(6)	Form of 9.5% Junior Subordinated Debenture Due February 24, 2044 (included in Exhibit 4.6 as Exhibit A)
4	.9(6)	Trust Preferred Securities Guarantee Agreement dated February 24, 2004
4	.10(6)	Trust Common Securities Guarantee Agreement dated February 24, 2004
Executive Compensation Plans and Agreements
10	.1(7)	1998 Stock Incentive Plan
10	.2(8)	Form of Restricted Stock Award Agreement for the 1998 Stock Incentive Plan
10	.3(9)	Form of Notice of Grant of Stock Options and Option Agreement for the 1998 Stock Incentive Plan
10	.4(10)	2006 Stock Incentive Plan
10	.5(11)	Form of Restricted Stock Unit Agreement — Notice of Grant for the 2006 Stock Incentive Plan
10	.6(12)	Form of Notice of Grant of Stock Options and Option Agreement for the 2006 Stock Incentive Plan
10	.7(13)	2008 Employee Stock Purchase Plan
10.8		First Amendment to 2008 Employee Stock Purchase Plan
10	.9(14)	Executive Officers Variable Pay Plan Effective January 1, 2005
10.10		Summary Sheet for Director Compensation and Executive Cash Compensation and Performance Criteria Under Executive Officers Variable Pay Plan
10	.11(15)	Executive Employment Agreement dated April 22, 2008 between the Registrant and Thomas L. McKeirnan
10	.12(15)	Executive Employment Agreement dated April 22, 2008 between the Registrant and Anupam Narayan
10	.13(15)	Executive Employment Agreement dated June 5, 2008 between the Registrant and John M. Taffin
10	.14(15)	Executive Employment Agreement dated June 5, 2008 between the Registrant and Anthony F. Dombrowik
10	.15(15)	Executive Employment Agreement dated June 5, 2008 between the Registrant and George H. Schweitzer
10.16		Letter Agreement dated January 29, 2010 between the Registrant and Anupam Narayan
Other Material Contracts
10	.17(16)	Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.18(5)	First Amendment dated January 1, 1998 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.19(5)	Second Amendment dated April 20, 1998 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.20(5)	Third Amendment dated April 28, 1998 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997

Exhibit
Number		Description

10	.21(5)	Fourth Amendment dated June 14, 1999 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.22(5)	Fifth Amendment dated January 1, 2000 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.23(5)	Sixth Amendment dated June 30, 2000 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.24(5)	Seventh Amendment dated January 1, 2001 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.25(17)	Eighth Amendment dated September 20, 2005 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.26(17)	Ninth Amendment dated February 2, 2006 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.27(18)	Tenth Amendment dated February 15, 2006 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.28(19)	Promissory Note dated effective as of June 27, 2003, in the original principal amount of $5,100,000 issued by WHC807, LLC, a Delaware limited liability company indirectly controlled by the Registrant (“WHC807”), to Column Financial, Inc. (“Column”) (the “WHC807 Promissory Note”). Nine other Delaware limited liability companies indirectly controlled by the Registrant (the “Other LLCs”) simultaneously issued nine separate Promissory Notes to Column in an aggregate original principal amount of $50,100,000 and otherwise on terms and conditions substantially similar to those of the WHC807 Promissory Note (these Promissory Notes and their respective issuers and principal amounts are identified in Exhibit D to the Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing filed as Exhibit 10.44).
10	.29(19)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated effective as of June 27, 2003, with WHC807 as grantor and Column as beneficiary (the “WHC807 Deed of Trust”). Each of the Other LLCs simultaneously executed a separate Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing as grantor with Column as beneficiary and otherwise on terms and conditions substantially similar to those of the WHC807 Deed of Trust (these nine other documents and their respective grantors and the respective parcels of real property encumbered thereby are identified in Exhibit E to the WHC807 Deed of Trust).
10	.30(19)	Indemnity and Guaranty Agreement dated effective as of June 27, 2003, between the Registrant and Column with respect to the WHC807 Promissory Note and the WHC807 Deed of Trust. The Registrant and Column have entered into nine separate Indemnity and Guaranty Agreements on substantially similar terms and conditions with respect to the Other LLCs’ Promissory Notes and Deeds of Trust, Assignments of Leases and Rents, Security Agreements and Fixture Filings referred to in Exhibits 10.43 and 10.44, respectively.
10	.31(20)	Credit Agreement dated September 13, 2006 among the Registrant, Calyon New York Branch, Sole Lead Arranger and Administrative Agent, KeyBank National Association, Documentation Agent, CIBC, Inc., Union Bank of California, N.A. and Wells Fargo Bank, N.A.
10	.32(21)	First Amendment dated February 8, 2010 to Credit Agreement among the Registrant, Calyon New York Branch, Sole Lead Arranger and Administrative Agent, KeyBank National Association, Documentation Agent, CIBC, Inc., Union Bank, N.A. and Wells Fargo Bank, National Association
21		List of Subsidiaries of Red Lion Hotels Corporation
23		Consent of BDO Seidman, LLP
24		Powers of Attorney (included on signature page)
31.1		Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)
31.2		Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)
32.1		Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(b)
32.2		Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(b)

Footnotes to index to exhibits:

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed by us on March 12, 2009.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed by us on March 31, 2003.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-3/A filed by us on May 15, 2006.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on January 27, 2009.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 filed by us on November 4, 2003.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on March 19, 2004.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on May 15, 2001.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 filed by us on January 20, 1998.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit the Form 8-K filed by us on November 15, 2005.

(10)	Previously filed with the Securities and Exchange Commission as an appendix to the Schedule 14A filed by us on April 20, 2006.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on November 22, 2006.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 14, 2006.

(13)	Previously filed with the Securities and Exchange Commission as an appendix to the Schedule 14A filed by us on April 22, 2008.

(14)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on March 23, 2005.

(15)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 7, 2008.

(16)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1/A filed by us on February 27, 1998.

(17)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on February 8, 2006.

(18)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on February 22, 2006.

(19)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 14, 2003.

(20)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on September 18, 2006.

(21)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on February 9, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED LION HOTELS CORPORATION
Registrant

By	/s/ Anthony F. Dombrowik
Anthony F. Dombrowik
Senior Vice President, Chief Financial Officer

Date: March 11, 2010

POWERS OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Jon E. Eliassen and Anthony F. Dombrowik, and each of them severally, such person’s true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, to execute in the name and on behalf of such person, individually and in each capacity stated below, any and all amendments to this report, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JON E. ELIASSEN Jon E. Eliassen	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2010

/s/ ANTHONY F. DOMBROWIK Anthony F. Dombrowik	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2010

/s/ DONALD K. BARBIERI Donald K. Barbieri	Chairman of the Board of Directors	March 11, 2010

/s/ RICHARD L. BARBIERI Richard L. Barbieri	Director	March 11, 2010

/s/ RYLAND P. DAVIS Ryland P. Davis	Director	March 11, 2010

/s/ RAYMOND R. BRANDSTROM Raymond R. Brandstrom	Director	March 11, 2010

/s/ PETER F. STANTON Peter F. Stanton	Director	March 11, 2010

/s/ RONALD R. TAYLOR Ronald R. Taylor	Director	March 11, 2010