Form 10-Q
period 2010-03-31
Red Lion Hotels CORP
filed 2010-05-06
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☑
     As of May 3, 2010, there were 18,403,492 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010	2009
	($ in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,300	$3,885
Restricted cash	5,025	3,801
Accounts receivable, net	8,023	6,995
Inventories	1,341	1,350
Prepaid expenses and other	3,235	3,245

Total current assets	21,924	19,276

Property and equipment, net	282,221	285,782
Goodwill	28,042	28,042
Intangible assets, net	10,155	10,199
Other assets, net	7,284	7,337

Total assets	$349,626	$350,636

LIABILITIES
Current liabilities:
Accounts payable	$4,722	$6,080
Accrued payroll and related benefits	3,589	2,404
Accrued interest payable	335	318
Advance deposits	854	496
Other accrued expenses	12,635	7,936
Long-term debt, due within one year	3,214	3,171

Total current liabilities	25,349	20,405

Revolving Credit Facility	27,000	26,000
Long-term debt, due after one year	76,315	77,151
Deferred income	8,448	8,638
Deferred income taxes	9,913	12,595
Debentures due Red Lion Hotels Capital Trust	30,825	30,825

Total liabilities	177,850	175,614

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Red Lion Hotels Corporation stockholders’ equity
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 18,361,743 and 18,180,104 shares issued and outstanding	184	182
Additional paid-in capital, common stock	143,610	142,479
Retained earnings	27,978	32,346

Total Red Lion Hotels Corporation stockholders’ equity	171,772	175,007
Noncontrolling interest	4	15

Total stockholders’ equity	171,776	175,022

Total liabilities and stockholders’ equity	$349,626	$350,636

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31, 2010 and 2009

	Three months ended March 31,
	2010	2009
	(In thousands, except per share data)
Revenue:
Hotels	$30,621	$30,804
Franchise	558	537
Entertainment	2,478	2,523
Other	645	733

Total revenues	34,302	34,597

Operating expenses:
Hotels	26,740	26,662
Franchise	578	614
Entertainment	2,013	2,115
Other	422	537
Depreciation and amortization	5,226	4,957
Hotel facility and land lease	1,816	1,816
Gain on asset dispositions, net	(98)	(2)
Undistributed corporate expenses	2,443	1,266

Total expenses	39,140	37,965

Operating loss	(4,838)	(3,368)

Other income (expense):
Interest expense	(2,236)	(1,847)
Other income, net	37	39

Loss before income taxes	(7,037)	(5,176)
Income tax benefit	(2,658)	(1,890)

Net loss	(4,379)	(3,286)

Net loss attributable to noncontrolling interest	11	5

Net loss attributable to Red Lion Hotels Corporation	$(4,368)	$(3,281)

Net loss per share attributable to Red Lion Hotels Corporation — basic and diluted	$(0.24)	$(0.18)

Weighted average shares — basic and diluted	18,269	18,014
The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2010 and 2009

	Three months ended March 31,
	2010	2009
	(In thousands)
Operating activities:
Net loss	$(4,379)	$(3,286)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,226	4,957
Gain on disposition of property, equipment and other assets, net	(98)	(2)
Change in deferred net income tax liability	(2,682)	(1,895)
Equity in investments	11	19
Stock based compensation expense	672	151
Provision for doubtful accounts	37	45
Change in current assets and liabilities:
Restricted cash	(1,224)	(472)
Accounts receivable	(1,218)	2,478
Inventories	9	140
Prepaid expenses and other	10	(22)
Accounts payable	(1,358)	(3,343)
Accrued payroll and related benefits	1,423	(1,552)
Accrued interest payable	17	(7)
Other accrued expenses and advance deposits	4,984	1,651

Net cash provided by (used in) operating activities	1,430	(1,138)

Investing activities:
Purchases of property and equipment	(1,518)	(7,869)
Advances to Red Lion Hotels Capital Trust	(27)	(27)
Other, net	271	42

Net cash used in investing activities	(1,274)	(7,854)

Financing activities:
Borrowings on revolving credit facility	3,000	—
Repayment of revolving credit facility	(2,000)	—
Repayment of long-term debt	(793)	(754)
Proceeds from stock options exercised	152	—
Proceeds from issuance of common stock under employee stock purchase plan	71	51
Additions to deferred financing costs	(171)	—

Net cash provided by (used in) financing activities	259	(703)

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	415	(9,695)
Cash and cash equivalents at beginning of period	3,885	18,222

Cash and cash equivalents at end of period	$4,300	$8,527

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Interest on long-term debt	$2,219	$2,240
Noncash investing activities
Conversion of accounts receivable to note receivable	$160	$—
The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
     Red Lion Hotels Corporation (“Red Lion” or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale and upscale full, select and limited service hotels under the Red Lion brand. As of March 31, 2010, the Red Lion system of hotels contained 45 hotels located in eight states and one Canadian province, with 8,671 rooms and 431,244 square feet of meeting space. As of that date, the Company operated 32 hotels, of which 19 are wholly owned and 13 are leased, and franchised 13 hotels that were owned and operated by various third-party franchisees.
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
     The financial statements also include an equity method investment in a 19.9% owned real estate venture, as well as certain cost method investments in various entities included as other assets, over which the Company does not exercise significant influence. In addition, the Company holds a 3% common interest in Red Lion Hotels Capital Trust (the “Trust”) that is considered a variable interest entity. The Company is not the primary beneficiary of the Trust; thus, it is treated as an equity method investment. As more fully discussed in Note 10, the consolidated financial statements also include all of the activities of the Company’s cooperative marketing fund, also a variable interest entity.
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
     The consolidated balance sheet as of December 31, 2009 has been compiled from the audited balance sheet as of such date. The Company believes the disclosures included herein are adequate; however, they should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2009, previously filed with the SEC on Form 10-K.
     In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at March 31, 2010, the consolidated results of operations for the three months ended March 31, 2010 and 2009, and the consolidated cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.
     Management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosures of contingent liabilities. Actual results could materially differ from those estimates.

3. Property and Equipment
     Property and equipment used in operations is summarized as follows (in thousands):

	March 31,	December 31,
	2010	2009
Buildings and equipment	$299,309	$296,032
Furniture and fixtures	46,480	46,383
Landscaping and land improvements	8,868	8,967

	354,657	351,382
Less accumulated depreciation and amortization	(139,222)	(134,375)

	215,435	217,007
Land	63,430	66,146
Construction in progress	3,356	2,629

	$282,221	$285,782

4. Notes Payable to Bank and Long-Term Debt
     In September 2006, the Company entered into a revolving credit facility with a syndication of banks led by Credit Agricole Corporate and Investment Bank, formerly named Calyon, New York Branch. The initial maturity date for the facility was September 13, 2009, which the Company extended for an additional year under the terms of the facility to September 13, 2010. The Company has the unilateral right to extend the maturity for an additional one-year term, which it intends to exercise. As such, the amount owed under the facility has been recorded as a long-term liability. Borrowings under the facility may be used to finance acquisitions or capital expenditures, working capital and for other general corporate purposes. The obligations under the facility are collateralized by a company owned hotel, including a deed of trust and security agreement covering all of its assets. In connection with this transaction, the Company has paid loan fees and related costs of approximately $1.3 million, which have been deferred and are being amortized over the remaining term of the facility.
     The credit facility requires the Company to comply with certain customary affirmative and negative covenants, the most restrictive of which are financial covenants dealing with leverage, interest coverage and debt service coverage. In February 2010, the Company amended the terms of the facility to modify the total leverage ratio and senior leverage ratio covenants, increase the interest rate on Eurodollar borrowings to LIBOR plus 3.25% and reduce borrowing capacity to $37.5 million. At March 31, 2010, $27.0 million was outstanding under the facility at an interest rate of 3.48%, and the Company was in compliance with all of its covenants.
     In connection with the amendment to the credit facility, the Company also amended its $13.0 million variable rate property note with a bank to mirror the new covenants in the credit facility. The interest rate on the outstanding balance at March 31, 2010 was 3.25%, based on LIBOR plus 3.0%, and the Company was in compliance with all covenants.
5. Business Segments
     As of March 31, 2010 and December 31, 2009, the Company had three operating segments – hotels, franchise and entertainment. The “other” segment consists primarily of a retail mall and miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense; therefore, it has not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues. Selected information with respect to operations is as provided below (in thousands).

	Three months ended
	March 31,
	2010	2009

Revenues:
Hotels	$30,621	$30,804
Franchise	558	537
Entertainment	2,478	2,523
Other	645	733

	$34,302	$34,597

Operating income (loss):
Hotels	$(2,378)	$(1,886)
Franchise	(113)	(159)
Entertainment	370	300
Other	(2,717)	(1,623)

	$(4,838)	$(3,368)

	March 31,	December 31,
	2010	2009

Identifiable assets:
Hotels	$298,403	$301,122
Franchise	16,999	16,853
Entertainment	5,728	5,143
Other	28,496	27,518

	$349,626	$350,636

6. Loss Per Share
     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted loss per share computations for the three months ended March 31, 2010 and 2009 (in thousands, except per share amounts):

	Three months ended
	March 31,
	2010	2009
Numerator — basic and diluted:
Net loss attributable to Red Lion Hotels Corporation	$(4,368)	$(3,281)

Denominator:
Weighted average shares — basic and diluted	18,269	18,014

Loss per share — basic and diluted:
Net loss per share attributable to Red Lion Hotels Corporation	$(0.24)	$(0.18)

     For the three months ended March 31, 2010 and 2009, all of the 995,027 and 1,220,943 options to purchase common shares outstanding as of those dates, respectively, were considered anti-dilutive due to the loss for the period. Likewise, all of the 44,837 convertible operating partnership (“OP”) units of RLHLP outstanding at each of these dates were considered anti-dilutive, as were the 154,885 and 46,018 shares, respectively, underlying outstanding non-vested restricted stock units.
7. Change in Executive Officers
     In January 2010, the Company terminated the employment agreement of its President and Chief Executive Officer, who was also a director. In connection therewith, the Company recorded expense of $1.2 million for separation and other benefits during the first quarter of 2010, including $0.4 million in stock-based compensation expense. Under the terms of the agreement, 84,433 of the former executive’s restricted stock units vested. Pursuant to a separate agreement entered into in connection with the termination, the exercise period for 80,000 vested stock options was extended for six months. Cash amounts due related to this transaction will be paid in July 2010.

8. Stock Based Compensation
     The 2006 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by the shareholders of the Company and allows awards of 2.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of March 31, 2010, there were 1,201,592 shares of common stock available for issuance pursuant to future stock options grants or other awards under the 2006 plan.
     In the first quarters of both 2010 and 2009, the Company recognized approximately $0.1 million in compensation expense related to options. The 2010 period included expense recorded upon the separation of the Company’s former President and Chief Executive Officer, as discussed above in Note 7. As outstanding options vest, the Company expects to recognize approximately $0.4 million in additional compensation expense, before the impact of income taxes, over a weighted average period of 21 months, including $0.2 million during 2010.
     A summary of stock option activity at March 31, 2010, is as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, December 31, 2009	1,194,460	$7.36
Options granted	—	$—
Options exercised	(28,197)	$5.39
Options forfeited	(171,236)	$8.69

Balance, March 31, 2010	995,027	$7.18

Exercisable, March 31, 2010	811,314	$6.72

     Additional information regarding stock options outstanding and exercisable as of March 31, 2010, is as follows:

		Weighted
		Average		Weighted	Aggregate		Weighted	Aggregate
Range of		Remaining		Average	Intrinsic		Average	Intrinsic
Exercise	Number	Contractual	Expiration	Exercise	Value(1)	Number	Exercise	Value(1)
Prices	Outstanding	Life (Years)	Date	Price	(in thousands)	Exercisable	Price	(in thousands)

5.10 - 6.07	529,516	1.49	2010-2014	$5.30	$1,015,445	529,516	$5.30	$1,015,445
7.46 - 7.80	157,576	2.30	2010-2018	7.49	—	133,282	7.49	—
8.74 - 8.80	184,128	7.58	2010-2018	8.75	—	54,925	8.75	—
10.88	5,974	6.32	2016	10.88	—	4,481	10.88	—
12.21-13.00	117,833	4.47	2010-2017	12.58	—	89,110	12.53	—

	995,027	3.12	2010-2018	$7.18	$1,015,445	811,314	$6.72	$1,015,445

(1)	The aggregate intrinsic value is before applicable income taxes and represents the difference between the aggregate value on March 31, 2010 of the common stock underlying in-the-money options, based upon the closing stock price of $7.22 on that date on the New York Stock Exchange, and the aggregate exercise price of those options.
     As of March 31, 2010 and 2009, there were 154,885 and 46,018 unvested restricted stock units outstanding, respectively. Since the Company began issuing restricted stock units, approximately 6.2% of total units granted have been forfeited. In the first quarters of 2010 and 2009, the Company recognized approximately $0.5 million and $30,000, respectively, in compensation expense related to restricted stock units. The 2010 expense reflects $0.4 million recorded upon the separation of the Company’s former President and Chief Executive Officer. As the restricted stock units vest, the Company expects to recognize approximately $0.6 million in additional compensation expense over a weighted average period of 35 months, including $0.2 million during the remainder of 2010.

     A summary of restricted stock unit activity at March 31, 2010, is as follows:

		Weighted
		Average
	Number	Grant Date
	of Shares	Value
Balance, December 31, 2009	239,318	$5.24
Vested	(84,433)	$5.29

Balance, March 31, 2010	154,885	$5.22

     In March 2010, the Company issued 35,937 shares of common stock to non-executive employees as compensation for 2009 bonuses earned. Pursuant to the terms of the 2006 plan, this issuance was net of 16,741 shares repurchased at $6.59 per share in order to cover the employees’ tax withholding obligations.
     In January 2008, the Company adopted the 2008 employee stock purchase plan (the “2008 ESPP”) upon the expiration of its previous plan. Under the 2008 ESPP, a total of 300,000 shares of common stock are authorized for purchase by eligible employees at a discount through payroll deductions. No employee may purchase more than $25,000 worth of shares in any calendar year, or more than 10,000 shares during any six-month purchase period under the plan. As allowed under the 2008 ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. In January 2010, there were 17,791 shares issued under the terms of the plan to participants.
9. Fair Value of Financial Instruments
     Estimated fair values of financial instruments (in thousands) are as indicated in the table below. The carrying amounts for cash and cash equivalents, accounts receivable and current liabilities are reasonable estimates of their fair values. The fair value of long-term debt is estimated based on the discounted value of contractual cash flows using the estimated rates currently offered for debt with similar remaining maturities. The debentures are valued at the closing price on March 31, 2010, of the underlying trust preferred securities on the New York Stock Exchange, plus the face value of the debenture amount representing the trust common securities held by the Company.

	March 31,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents and restricted cash	$9,325	$9,325	$7,686	$7,686
Accounts receivable	$8,023	$8,023	$6,995	$6,995

Financial liabilities:
Current liabilities, excluding debt	$22,135	$22,135	$17,234	$17,234
Long-term debt	$106,529	$104,616	$106,322	$105,073
Debentures	$30,825	$29,641	$30,825	$25,897
     The fair values provided above are not necessarily indicative of the amounts the Company or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.
10. Change in Accounting Principle
     Variable Interest Entities — In June 2009, the FASB issued changes to the consolidation guidance applicable to variable interest entities (“VIE”). These changes also amended the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis is to include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.
     Under the new guidance, the Company determined that the Central Program Fund (“CPF”) now meets the definition of a VIE and should be included in its consolidated financial statements. The Company adopted these changes retrospectively on January 1, 2010. For additional information on the CPF, see Note 2 of Notes to Consolidated Financial Statements for the year ended December 31, 2009, previously filed with the SEC in the Company’s annual report on Form 10-K.

     The CPF acts as an agent for the Company’s owned and leased hotels and for its franchisees, and was created to provide services to all member hotels including certain advertising services, frequent guest program administration, reservation services, national sales promotions and brand and revenue management services intended to increase sales and enhance the reputation of the Red Lion brand. The activities of the CPF benefit the Company’s owned and leased hotels as well as its franchise properties; however, historically only the proportionate share of CPF expense for its owned and leased hotels was recognized in the consolidated financial statements. Based on the new guidance, the Company will now include all of the expenses and other balances of the CPF in its consolidated financial statements, including revenue received from franchisees to support CPF activities. There have been no changes to the organization, structure or operating activities of the CPF since its inception in 2002.
     The adoption of these changes were applied retrospectively, including the recording to retained earnings of the $1.0 million net of tax impact of cumulative effect of change in accounting principle as of January 1, 2008, and the consolidated financial statements have been adjusted to conform to the new treatment. On January 1, 2010, total assets decreased by $0.9 million primarily representing the consolidation of accounts receivable, and total liabilities increased $0.1 million. The impact of the CPF for the three months ended March 31, 2010 and 2009, added additional expense before the impact of income tax of $0.3 million and $0.6 million, respectively. The activities of the CPF are cyclical throughout any one year. For the quarter ended June 30, 2009, the activities of the CPF negatively impacted net income before income tax by $0.5 million as reclassified. However, for the quarters ended September 30, 2009 and December 31, 2009, net income (loss) before the impact of income tax was positively impacted by $0.6 million and $0.4 million, respectively. The total impact on net loss before income tax for the year ended December 31, 2009 related to the CPF was a negative adjustment of $24,000, compared to a positive impact of $105,000 for the year ended December 31, 2008.
11. Recent Accounting Pronouncements
     Fair Value Measurements — On January 1, 2010, the Company adopted new accounting guidance that requires disclosure of significant transfers between Level 1 and Level 2 of the fair value hierarchy, the reasons for these transfers and the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. This standard did not have a material impact on the Company’s disclosures in its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report on Form 10-Q includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will” and similar expressions or their negatives are used in this quarterly report, these are forward-looking statements. Many possible events or factors, including those discussed in “Risk Factors” under Item 1A of our annual report filed on Form 10-K for the year ended December 31, 2009, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.
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
     The following discussion and analysis should be read in connection with our unaudited consolidated financial statements and the condensed notes thereto and other financial information included elsewhere in this quarterly report, as well as in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2009, previously filed with the SEC on Form 10-K.
Introduction
     We are a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale, full, select and limited service hotels under our proprietary Red Lion brand. Established over 30 years ago, the Red Lion brand is nationally recognized and particularly well known in the western United States, where most of our hotels are located. The Red Lion brand is typically associated with three star, full and select service hotels.
     As of March 31, 2010, our hotel system contained 45 hotels located in eight states and one Canadian province, with 8,671 rooms and 431,244 square feet of meeting space as provided below:

		Total	Meeting
		Available	Space
	Hotels	Rooms	(sq. ft.)

Red Lion Owned and Leased Hotels	32	6,243	309,684
Red Lion Franchised Hotels	13	2,428	121,560

Total Red Lion Hotels	45	8,671	431,244

     We operate in three reportable segments:
•	The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels.

•	The franchise segment is engaged primarily in licensing the Red Lion brand to franchisees, and generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners. It has also historically reflected revenue from management fees charged to the owners of managed hotels, although we have not managed any hotels for third parties since January 2008.

•	The entertainment segment derives revenue primarily from ticketing services and the promotion and presentation of entertainment productions.
     Our remaining activities do not constitute a reportable segment and have been aggregated into “other,” primarily related to our retail mall direct ownership interest that is attached to one of our hotels and other miscellaneous real estate investments.
Executive Summary
     Our company strategy is to focus on initiatives to grow revenues at our owned and leased hotels and expand our current franchise base, with an ongoing commitment to cost management and margin control. During the first quarter we announced the addition of resources to support our objectives, including executive leadership to concentrate on franchise development in markets where we have strong brand awareness which may augment our sales and marketing capabilities.
     Our hotel operational strategy is to increase group, preferred corporate and higher-rated transient business to reduce reliance on discount on-line travel agent (“OTA”) and permanent business. We are also implementing centralized revenue management across our system of hotels to create greater consistency in pricing, to improve value perception and capture market share. We have added sales personnel at our properties and at the corporate office to expand our local and national reach in an effort to grow our mix of group and preferred corporate customer base. Non-qualified retail, preferred corporate and group room business all increased during the current period, offset by targeted declines in OTA and permanent room nights.
     While these efforts are in their early stages, and pricing and guest capture continues to be highly competitive, we are encouraged by the gains we are reporting compared to the prior year period. RevPAR in the first quarter of 2010 for our owned and leased properties increased 4.9% from the first quarter of 2009, our first RevPAR increase in six quarters. Similar to industry trends, occupancy at owned and leased properties was up 220 basis points quarter-over-quarter, while ADR held steady to the prior year at $80.10. Average occupancy, average daily rate and revenue per available room statistics are provided below on a comparable basis.

			For the three months ended March 31,
	2010			2009
	Average (1)			Average (1)
	Occupancy	ADR(2)	RevPAR(3)	Occupancy	ADR (2)	RevPAR(3)

Owned and Leased Hotels	48.2%	$80.10	$38.63	46.0%	$80.06	$36.81
Franchised Hotels	46.2%	$71.97	$33.26	47.5%	$75.40	$35.83

Total Red Lion Hotels	47.7%	$77.92	$37.15	46.4%	$78.74	$36.54

Change from prior comparative period:

Owned and Leased Hotels	2.2	0.0%	4.9%
Franchised Hotels	(1.3)	-4.5%	-7.2%

Total Red Lion Hotels	1.3	-1.0%	1.7%

(1)	Average occupancy represents total paid rooms divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period and includes rooms taken out of service for renovation.

(2)	Average daily rate (“ADR”) represents total room revenues divided by the total number of paid rooms occupied by hotel guests.

(3)	Revenue per available room (“RevPAR”) represents total room and related revenues divided by total available rooms.
     We expect economic conditions will continue to challenge our industry and create a difficult operating environment through 2010. While our goal is to deliver bottom-line profitability through the above described initiatives, there can be no assurance that we will achieve this goal if economic conditions do not improve.
Results of Operations
     During the first quarters of 2010 and 2009, we reported net losses attributed to Red Lion Hotels Corporation of approximately $4.4 million (or $0.24 per share) and $3.3 million (or $0.18 per share), respectively. For the three months ended March 31, 2010, total revenue decreased less than 1% to $34.3 million from the first quarter of 2009, and operating expenses increased by $1.2 million.
     In January 2010, we terminated the employment agreement of our President and Chief Executive Officer, which resulted in recorded expense of $1.2 million for separation and other benefits. The $1.2 million recorded during the first quarter of 2010 included $0.4 million in stock-based compensation expense related to the immediate vesting of 84,433 of the former executive’s restricted stock units, as well as for the extension of the exercise period for certain vested stock options. The following table details the impact of the $1.2 million in separation costs for the three months ended March 31, 2010 on net loss, loss per share and EBITDA:

Three months ended March 31,
2010
(in thousands)
Separation costs	$(1,219)
Income tax benefit	433

Impact of separation costs on net loss attributable to Red Lion Hotels Corporation	$(786)

Separation costs	$(0.07)
Income tax benefit	0.02

Impact of separation costs on loss per share	$(0.05)

Impact of separation costs on EBITDA	$(1,219)

     A summary of our consolidated statement of operations is as provided below (in thousands, except per share data). Certain amounts disclosed in the prior period have been reclassified to conform to the current period presentation as it relates to the consolidation of the Central Program Fund (“CPF”) as discussed in Note 10 in Condensed Notes to Consolidated Financial Statements. As a result, franchise segment revenue increased $0.3 million during the first three months of both 2010 and 2009, and hotel and franchise segment expenses increased $0.1 million and $0.4 million, respectively, during the first three months of 2010, compared to $0.3 million and $0.5 million, respectively, during the first three months of 2009.

	Three months ended March 31,
	2010	2009
Total revenue	$34,302	$34,597
Operating expenses	39,140	37,965

Operating loss	(4,838)	(3,368)
Other income (expense):
Interest expense	(2,236)	(1,847)
Other income, net	37	39

Loss before income taxes	(7,037)	(5,176)
Income tax benefit	(2,658)	(1,890)

Net loss	$(4,379)	$(3,286)

Loss per share attributable to Red Lion Hotels Corporation	$(0.24)	$(0.18)

EBITDA	$436	$1,633
EBITDA as a percentage of revenues	1.3%	4.7%
     EBITDA represents net loss attributable to Red Lion Hotels Corporation before interest expense, income tax benefit and depreciation and amortization. We utilize EBITDA as a financial measure because management believes that investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, on-going operations. We believe it is a complement to net loss attributable to Red Lion Hotels Corporation and other financial performance measures. EBITDA is not intended to represent net loss attributable to Red Lion Hotels Corporation as defined by generally accepted accounting principles in the United States (“GAAP”), and such information should not be considered as an alternative to net loss, cash flows from operations or any other measure of performance prescribed by GAAP.
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

     The following is a reconciliation of EBITDA to net loss attributable to Red Lion Hotels Corporation for the periods presented (in thousands):

	Three months ended March 31,
	2010	2009
EBITDA	$436	$1,633
Income tax benefit	2,658	1,890
Interest expense	(2,236)	(1,847)
Depreciation and amortization	(5,226)	(4,957)

Net loss attributable to Red Lion Hotels Corporation	$(4,368)	$(3,281)

Revenue
     A breakdown of our revenues from operations for the first three months of 2010 and 2009 is as follows (in thousands):

	Three months ended March 31,
	2010	2009
Operating revenue Hotels:
Room revenue	$21,281	$20,439
Food and beverage revenue	8,398	9,538
Other department revenue	942	827

Total hotels segment revenue	30,621	30,804

Franchise	558	537
Entertainment	2,478	2,523
Other	645	733

Total revenue	$34,302	$34,597

     During the first quarter of 2010, revenue from the hotels segment decreased $0.2 million compared to the first quarter of 2009, although rooms revenue increased $0.8 million, or 4.1%. Room revenues in the current period were positively impacted by our business mix and revenue management initiatives, focusing on higher-rated group and preferred corporate guests and reduced room bookings sourced from discount OTA channels. Current period results were also impacted by the introduction of our Variable Dining Option concept that includes a system-wide breakfast initiative to compete with the limited and select service hotels that offer free breakfast in our markets. Food and beverage revenue declined $1.1 million, or 12.0%, during the first quarter of 2010 compared to the first quarter of 2009, reflecting the impact of our breakfast-inclusive sales strategy and the decision to modify food and beverage offerings in select markets.
     Revenues in the franchise segment increased 3.9% to $0.6 million in the first three months of 2010 compared to 2009, and revenues in the entertainment segment remained the same at $2.5 million during both periods. Revenues derived from our other segment decreased 12.0% quarter-over-quarter to $0.6 million.
Operating Expenses
     Operating expenses include direct operating expenses for each of the operating segments, hotel facility and land lease expense, depreciation and amortization, gain or loss on asset dispositions and undistributed corporate expenses. In the aggregate, operating expenses during the first three months of 2010 increased $1.2 million from 2009 as provided below:

	Three months ended March 31,
	2010	2009
	(In thousands)
Operating Expenses
Hotels	$26,740	$26,662
Franchise	578	614
Entertainment	2,013	2,115
Other	422	537
Depreciation and amortization	5,226	4,957
Hotel Facility and land lease	1,816	1,816
Gain on asset dispositions, net	(98)	(2)
Undistributed corporate expenses	2,443	1,266

Total operating expenses	$39,140	$37,965

Hotels revenue — owned	$22,373	$22,903
Direct margin (1)	$3,398	$4,200
Direct margin %	15.2%	18.3%

Hotels revenue — leased	$8,248	$7,901
Direct margin (1)	$483	$(58)
Direct margin %	5.9%	-0.7%

Franchise revenue	$558	$537
Direct margin (1)	$(20)	$(77)
Direct margin %	-3.6%	-14.3%

Entertainment revenue	$2,478	$2,523
Direct margin (1)	$465	$408
Direct margin %	18.8%	16.2%

Other revenue	$645	$733
Direct margin (1)	$223	$196
Direct margin %	34.6%	26.7%

(1)	Revenues less direct operating expenses
     Direct hotel expenses in the first quarter of 2010 increased slightly by $0.1 million, or less than 1%, compared to the first quarter of 2009. Room related expenses increased $0.8 million, or 12.1%, compared with a room revenue increase of $0.8 million. Food and beverage costs decreased $0.9 million, or 11.1% quarter-over-quarter, compared with a food and beverage revenue decrease of $1.1 million, or 12.0%. Overall, the hotels segment had a direct profit of $3.9 million in the first quarter of 2010 compared to $4.1 million during the first quarter of 2009, providing for a direct operating margin in the current period of 12.7%, a 77 basis point decline compared to 13.4% during the same period in 2009. The year-over-year comparison for the hotel segment was primarily impacted by a decrease in overall marketing spend that was offset by our shift to a more strategic local sales focus at the individual hotel property level through an increase in sales personnel and technology expense.
     As discussed in Note 10 of Condensed Notes to Consolidated Financial Statements, in June 2009, the FASB issued changes to the consolidation guidance applicable to variable interest entities (“VIE”). Under the new guidance, we determined that our Central Program Fund (“CPF”) now meets the definition of a VIE and should be included in our consolidated financial statements. We adopted these changes retrospectively on January 1, 2010.
     The CPF acts as an agent for our owned and leased hotels and for our franchisees, and was created to provide services to all member hotels including certain advertising services, frequent guest program administration, reservation services, national sales promotions and brand and revenue management services intended to increase sales and enhance the reputation of the Red Lion brand. The activities of the CPF benefit our owned and leased hotels as well as our franchise properties. Historically, only the proportionate share of CPF expense for our owned and leased hotels was recognized in the consolidated financial statements. Based on the new guidance, we now include all of the expenses and other balances of the CPF in our consolidated financial statements, including revenue received from franchisees to support CPF activities. There have been no changes to the organization, structure or operating activities of the CPF since its inception in 2002.
     The adoption of these changes were applied retrospectively, including the recording to retained earnings of the $1.0 million impact of cumulative effect of change in accounting principle as of the earliest period presented, and the consolidated financial statements have been adjusted to conform to the new treatment. The table below represents the impact on consolidation of the CPF for the three months ended March 31, 2010 and 2009 (in thousands, except per share data), which added additional net expense of $0.3 million and $0.6 million before the impact of income tax benefit, respectively.

	Three months ended March 31, 2010			Three months ended March 31, 2009
	Amounts			Amounts
	before	Impact of		before	Impact of
	CPF	CPF	As reported	CPF	CPF	As reported
Revenue:
Hotels	$30,621	$—	$30,621	$30,804	$—	$30,804
Franchise	265	293	558	275	262	537
Entertainment	2,478	—	2,478	2,523	—	2,523
Other	645	—	645	733	—	733

Total revenues	34,009	293	34,302	34,335	262	34,597

Operating expenses:
Hotels	26,668	72	26,740	26,403	259	26,662
Franchise	138	440	578	136	478	614
Entertainment	2,013	—	2,013	2,115	—	2,115
Other	422	—	422	537	—	537
Depreciation and amortization	5,226	—	5,226	4,957	—	4,957
Hotel facility and land lease	1,816	—	1,816	1,816	—	1,816
Gain on asset dispositions, net	(98)	—	(98)	(2)	—	(2)
Undistributed corporate expenses	2,443	—	2,443	1,266	—	1,266

Total expenses	38,628	512	39,140	37,228	737	37,965

Operating loss	(4,619)	(219)	(4,838)	(2,893)	(475)	(3,368)

Other income (expense):
Interest expense	(2,236)	—	(2,236)	(1,847)	—	(1,847)
Other income, net	164	(127)	37	176	(137)	39

Loss before income taxes	(6,691)	(346)	(7,037)	(4,564)	(612)	(5,176)

Income tax benefit	(2,531)	(127)	(2,658)	(1,681)	(209)	(1,890)

Net loss	$(4,160)	$(219)	$(4,379)	$(2,883)	$(403)	$(3,286)

Net loss per share	$(0.23)	$(0.01)	$(0.24)	$(0.16)	$(0.02)	$(0.18)

Weighted-average shares outstanding	18,269	18,269	18,269	18,014	18,014	18,014

EBITDA	$782	$(346)	$436	$2,245	$(612)	$1,633
     Direct costs for the franchise segment were flat year-on-year at $0.6 million during both periods, while the entertainment segment experienced a modest decrease of 4.8% in operating expenses. Overall, the entertainment segment reported a direct margin of 18.8% during the first quarter of 2010 compared to 16.2% in the first quarter of 2009.
     Depreciation and amortization expenses increased $0.3 million, or 5.4%, a result of renovation activity completed at the end of the first quarter of 2009. Corporate expenses increased $1.2 million quarter-over-quarter, reflecting the $1.2 million expense recorded upon the separation of our former President and Chief Executive Officer as discussed above. Undistributed corporate expenses include general and administrative charges such as corporate payroll, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment, such as accounting, human resources and information technology, are distributed and included in direct expenses.
Income Taxes
     Income tax benefits recognized during the first quarter of 2010 increased $0.8 million to $2.7 million. The experienced rate on pre-tax net loss differed from the statutory combined federal and state tax rates primarily due to the utilization of certain incentive tax credits allowed under federal law.

Liquidity and Capital Resources
     We believe that our assets provide us with a stable, positive cash flow and we have the financial flexibility to manage our business. We expect to meet our short-term liquidity needs over the next twelve months using funds generated from operating activities, existing cash and cash equivalents and utilization of our credit facility, which was amended in February 2010 to reduce our total borrowing capacity from $50 million to $37.5 million. As of March 31, 2010, our outstanding balance on the facility was $27.0 million.
     At March 31, 2010, outstanding debt was $137.4 million. In addition to the $27.0 million outstanding under the credit facility, we had other outstanding debt of $13.0 million under a variable rate note with a bank, $30.8 million in the form of trust preferred securities and a total of $66.6 million in 13 fixed-rate notes collateralized by individual properties. Our average pre-tax interest rate on debt was 6.6% at March 31, 2010, of which 70.9% was fixed at an average rate of 7.9% and 29.1% was at an average variable rate of 3.4%. The maturity date for the credit facility is currently September 13, 2010, although we have the right and intent to extend the maturity for an additional year. Our first fixed-rate term debt maturity is in September 2011. Only the credit facility and variable rate bank note have financial covenants, with which we were in compliance as of March 31, 2010.
     In February 2010, we signed an amendment to our credit facility in order to increase our financial flexibility. The amendments to the facility, secured by our Seattle Red Lion Hotel on Fifth Avenue property. modified our total leverage ratio and senior leverage ratio covenants for 2010 and 2011, increased the interest rate on Eurodollar borrowings to LIBOR plus 3.25% and reduced borrowing capacity to $37.5 million from the previous $50 million. We also have one variable rate property note secured by our Red Lion Bellevue location, with a balance of $13.0 million at March 31, 2010 and due in 2013. This note has financial covenants that mirror those of our credit facility, and was also amended in February 2010. Our average variable interest rate on this debt was 3.4% at March 31, 2010.
     A comparative summary of our balance sheets at March 31, 2010 and December 31, 2009 is provided below:

	March 31,	December 31,
	2010	2009
Consolidated balance sheet data (in thousands):
Cash and cash equivalents	$4,300	$3,885
Working capital (1)	$(3,425)	$(1,129)
Property and equipment, net	$282,221	$285,782
Total assets	$349,626	$350,636

Total long-term debt	$106,529	$106,322
Debentures due Red Lion Hotels Capital Trust	$30,825	$30,825
Total liabilities	$177,850	$175,614
Total stockholders’ equity	$171,776	$175,022

(1)	Represents current assets less current liabilities.
     During the remaining nine months of 2010, we expect cash expenditures to primarily include the funding of operating activities, interest payments on our outstanding indebtedness and capital expenditures. We expect to meet our long-term liquidity requirements for future investments and continued hotel and other various capital improvements through net cash provided by operations, debt or equity issuances.
Operating Activities
     Net cash provided by operations during the first three months of 2010 totaled $1.4 million, a $2.6 million increase from the net use of cash of $1.1 million during the first quarter of 2009. The net loss, adjusted for non-cash income statement expenses including depreciation and amortization, provision for deferred tax and stock based compensation, cash generated by operations totaled a negative $1.2 million during the current period compared to near zero during 2009. Working capital changes, including changes to restricted cash, receivables, accruals, payables and inventories, were $2.6 million positive in 2010 compared with $1.1 million negative in the first quarter of 2009.
Investing Activities
     Net cash used in investing activities totaled $1.3 million during the first three months of 2010 compared to $7.9 million during 2009. Cash additions to property and equipment decreased $6.4 million, as the prior year period included the completion of renovations at our Red Lion Anaheim property. Capital expenditures in 2010 are expected to be $12.7 million, and will primarily support essential investments in maintenance, technology and basic hotel improvement projects. During 2010, we will continue to manage our capital and expect our cash expenditures to primarily include the funding of operating activities and interest payments on our outstanding indebtedness. We may reduce our anticipated level of capital spending to match appropriate needs and circumstances.

Financing Activities
     Net cash provided by financing activities was $0.3 million during the first three months of 2010, compared to cash used of $0.7 million during the first three months of 2009. Net financing activities during the first three months of 2010 benefited from the exercise by employees of stock options resulting in proceeds to us of $0.2 million, with no options having been exercised during 2009. During the current period, we had net borrowings on our credit facility of $1.0 million used for general corporate purposes, and made scheduled long-term debt principal payments similar to the prior year period of $0.8 million.
     At March 31, 2010, we had total debt obligations of $137.4 million, of which $66.6 million was under 13 notes collateralized by individual hotels with fixed interest rates ranging from 5.9% to 8.1%. These 13 notes mature beginning in 2011 through 2013. Included within outstanding debt are debentures due to the Red Lion Hotels Capital Trust of $30.8 million, which are uncollateralized and due to the trust in 2044 at a fixed rate of 9.5%. Our average pre-tax interest rate on debt was 6.6% at March 31, 2010.
     Of the $137.4 million in total debt obligations, three pools of cross securitized debt exist: (i) one consisting of five properties with total borrowings of $19.9 million; (ii) a second consisting of two properties with total borrowings of $17.9 million; and (iii) a third consisting of four properties with total borrowings of $22.3 million. Each pool of securitized debt and the other collateralized hotel borrowings include defeasance provisions for early repayment.
Contractual Obligations
     The following table summarizes our significant contractual obligations, including principal and interest on debt, as of March 31, 2010:

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt (1)	$120,640	$9,057	$61,230	$50,353	$—
Operating leases (2)	55,895	8,347	12,126	9,581	25,841
Service Agreements	1,974	655	1,034	285	—
Debentures due Red Lion
Hotels Capital Trust (1)	130,145	2,928	5,857	5,857	115,503

Total contractual obligations (3)	$308,654	$20,987	$80,247	$66,076	$141,344

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)	Operating lease amounts are net of estimated sublease income of $11.9 million annually.

(3)	With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.
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
     In July 2007, we entered into an agreement to sublease the Red Lion Hotel Sacramento to a third party with an initial lease term expiring in 2020. In connection with the sublease agreement and a subsequent amendment, we have received deferred lease income of $3.9 million that will be amortized over the life of the sublease agreement. The sublease agreement provides for annual rent payments of $1.4 million, which we have netted against lease amounts payable by us in computing the operating lease amounts shown in the above table.
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
     In May 2008, we completed an acquisition of a hotel in Denver, Colorado. In connection with the purchase agreement, we assumed an office lease used by guests contracted to stay at the hotel for approximately $0.7 million annually. As part of this contract business, we are reimbursed the entire lease expense amount. The lease expires in August 2012, and its expense has been included in the table above.

Off-balance Sheet Arrangements
     As of March 31, 2010, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. We consider a critical accounting policy to be one that is both important to the portrayal of our financial condition and results of operations and requires management’s most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2009.
     Management has discussed the development and selection of our critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosures presented on Form 10-K for the year ended December 31, 2009. Since the date of our 2009 Form 10-K, there have been no material changes to our critical accounting policies, nor have there been any changes to our methodology and assumptions applied to these policies.
New Accounting Pronouncements
     Variable Interest Entities — In June 2009, the FASB issued changes to the consolidation guidance applicable to variable interest entities (“VIE”). These changes also amended the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis is to include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Under the new guidance, we determined that our Central Program Fund (“CPF”) now meets the definition of a VIE and should be included in our consolidated financial statements. We adopted these changes retrospectively on January 1, 2010.
     The CPF acts as an agent for our owned and leased hotels and for our franchisees, and was created to provide services to all member hotels including certain advertising services, frequent guest program administration, reservation services, national sales promotions and brand and revenue management services intended to increase sales and enhance the reputation of the Red Lion brand. The activities of the CPF benefit our owned and leased hotels as well as our franchise properties; however, historically only the proportionate share of CPF expense for our owned and leased hotels was recognized in the consolidated financial statements. Based on the new guidance, we will now include all of the expenses and other balances of the CPF in our consolidated financial statements, including revenue received from franchisees to support CPF activities. There have been no changes to the organization, structure or operating activities of the CPF since its inception in 2002.
     The adoption of these changes were applied retrospectively, including the recording to retained earnings of the $1.0 million net of tax impact of cumulative effect of change in accounting principle as of January 1, 2008, and the consolidated financial statements have been adjusted to conform to the new treatment. On January 1, 2010, total assets decreased by $0.9 million primarily representing the consolidation of accounts receivable, and total liabilities increased $0.1 million. The impact of the CPF for the three months ended March 31, 2010 and 2009, added additional expense before the impact of income tax of $0.3 million and $0.6 million before the impact of income tax benefit, respectively. The activities of the CPF are cyclical throughout any one year. For the quarter ended June 30, 2009, the activities of the CPF negatively impacted net income before income tax by $0.5 million as reclassified. However, for the quarters ended September 30, 2009 and December 31, 2009, net income (loss) before the impact of income tax was positively impacted by $0.6 million and $0.4 million, respectively. The total impact on net loss before income tax for the year ended December 31, 2009 related to the CPF was a negative adjustment of $24,000, compared to a positive impact of $105,000 for the year ended December 31, 2008. We anticipate the activities of the CPF will not have a material impact on the consolidated financial statements for the full year 2010.
     Fair Value Measurements — On January 1, 2010, we adopted new accounting guidance that requires disclosure of significant transfers between Level 1 and Level 2 of the fair value hierarchy, the reasons for these transfers and the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. This standard did not have a material impact on our disclosures in the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At March 31, 2010, $97.4 million of our outstanding debt was subject to currently fixed interest rates and was not exposed to market risk from rate changes. In February 2010, we amended the terms of our credit facility to modify our total leverage ratio and senior leverage ratio covenants for 2010 and 2011, increase the interest rate on Eurodollar borrowings to LIBOR plus 3.25% and reduce borrowing capacity to $37.5 million from the previous $50 million. At the same time, we also amended the variable rate property note secured by our Red Lion Bellevue location. The interest rate on the $13.0 million outstanding under that note is now based on LIBOR plus 3.0%. Outside of these changes, we do not foresee any other changes of significance in our exposure to fluctuations in interest rates, although we will continue to manage our exposure to this risk by monitoring available financing alternatives.
     The below table summarizes our debt obligations at March 31, 2010, on our consolidated balance sheet (in thousands). During the first quarter of 2010, recurring scheduled principal payments of $0.8 million were made that were included as debt obligations at December 31, 2009.

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Long-term debt	$2,376	$52,275	$1,975	$49,903	$—	$—	$106,529	$104,616
Average interest rate							5.8%

Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$29,641
Average interest rate							9.5%
Item 4. Controls and Procedures
     During the first quarter ended March 31, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.
     There were no changes in internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), during the first three months of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our annual report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our annual report may not be the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
Index to Exhibits

Exhibit
Number	Description

10.1	Summary of Terms of Employment Agreement of Jon E. Eliassen

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14(b)

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14(b)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Lion Hotels Corporation Registrant

Signature		Title	Date

By:	/s/ Jon E. Eliassen	President and Chief Executive Officer	May 6, 2010

	Jon E. Eliassen	(Principal Executive Officer)

By:	/s/ Anthony F. Dombrowik	Senior Vice President, Chief Financial Officer	May 6, 2010

	Anthony F. Dombrowik	(Principal Financial and Accounting Officer)