Form 10-Q
period 2010-06-30
Red Lion Hotels CORP
filed 2010-08-05
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
     As of August 2, 2010, there were 18,520,557 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,146	$3,885
Restricted cash	5,223	3,801
Accounts receivable, net	8,400	6,995
Inventories	1,281	1,350
Prepaid expenses and other	3,845	3,245

Total current assets	21,895	19,276

Property and equipment, net	279,469	285,782
Goodwill	28,042	28,042
Intangible assets, net	10,111	10,199
Other assets, net	7,373	7,337

Total assets	$346,890	$350,636

LIABILITIES
Current liabilities:
Accounts payable	$9,581	$6,080
Accrued payroll and related benefits	5,034	2,404
Accrued interest payable	301	318
Advance deposits	974	496
Other accrued expenses	10,337	7,936
Long-term debt, due within one year	3,258	3,171

Total current liabilities	29,485	20,405

Revolving credit facility	21,000	26,000
Long-term debt, due after one year	75,494	77,151
Deferred income	8,258	8,638
Deferred income taxes	9,669	12,595
Debentures due Red Lion Hotels Capital Trust	30,825	30,825

Total liabilities	174,731	175,614

STOCKHOLDERS’ EQUITY
Red Lion Hotels Corporation stockholders’ equity
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 18,452,656 and 18,180,104 shares issued and outstanding	185	182
Additional paid-in capital, common stock	144,055	142,479
Retained earnings	27,913	32,346

Total Red Lion Hotels Corporation stockholders’ equity	172,153	175,007

Noncontrolling interest	6	15

Total equity	172,159	175,022

Total liabilities and stockholders’ equity	$346,890	$350,636

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Six Months Ended June 30, 2010 and 2009

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Revenue:
Hotels	$38,632	$40,956	$69,253	$71,760
Franchise	889	1,262	1,447	1,799
Entertainment	2,340	2,584	4,818	5,107
Other	594	661	1,239	1,394

Total revenues	42,455	45,463	76,757	80,060

Operating expenses:
Hotels	28,759	28,969	55,499	55,631
Franchise	810	502	1,388	1,116
Entertainment	1,986	2,273	3,999	4,388
Other	413	544	835	1,081
Depreciation and amortization	5,175	5,306	10,400	10,263
Hotel facility and land lease	1,824	1,834	3,640	3,650
Gain on asset dispositions, net	(57)	(45)	(155)	(47)
Undistributed corporate expenses	1,362	1,721	3,804	2,987

Total expenses	40,272	41,104	79,410	79,069

Operating income (loss)	2,183	4,359	(2,653)	991

Other income (expense):
Interest expense	(2,314)	(2,182)	(4,550)	(4,029)
Other income, net	9	23	46	62

Income (loss) before taxes	(122)	2,200	(7,157)	(2,976)
Income tax expense (benefit)	(60)	723	(2,715)	(1,167)

Net income (loss)	(62)	1,477	(4,442)	(1,809)

Net (income) loss attributable to noncontrolling interest	(2)	(5)	9	—

Net income (loss) attributable to Red Lion Hotels Corporation	$(64)	$1,472	$(4,433)	$(1,809)

Earnings (loss) per share attributable to Red Lion Hotels Corporation:
Basic	$—	$0.08	$(0.24)	$(0.10)
Diluted	$—	$0.08	$(0.24)	$(0.10)

Weighted average shares — basic	18,420	18,095	18,345	18,054
Weighted average shares — diluted	18,420	18,140	18,345	18,054
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2010 and 2009

	Six months ended June 30,
	2010	2009
	(In thousands)
Operating activities:
Net loss	$(4,442)	$(1,809)
Adjustments to reconcile net loss attributable to Red Lion Hotels Corporation to net cash provided by operating activities:
Depreciation and amortization	10,400	10,263
Gain on disposition of property, equipment and other assets, net	(155)	(47)
Deferred income tax benefit	(2,926)	(1,323)
Equity in investments	25	31
Stock based compensation expense	1,050	554
Provision for doubtful accounts	131	64
Change in current assets and liabilities:
Restricted cash	(1,422)	1,224
Accounts receivable	(1,851)	2,256
Inventories	69	115
Prepaid expenses and other	(600)	(831)
Accounts payable and related benefits	3,501	(4,674)
Accrued payroll and related benefits	2,868	(423)
Accrued interest payable	(17)	(30)
Deferred lease income	—	900
Other accrued expenses and advance deposits	2,733	3,235

Net cash provided by operating activities	9,364	9,505

Investing activities:
Purchases of property and equipment	(3,832)	(12,479)
Non-current restricted cash for sublease tenant improvements, net	—	(576)
Proceeds from disposition of property and equipment	8	8
Advances to Red Lion Hotels Capital Trust	(27)	(27)
Other, net	198	(423)

Net cash used in investing activities	(3,653)	(13,497)

Financing activities:
Borrowings on revolving credit facility	4,500	—
Repayment of revolving credit facility	(9,500)	(6,000)
Repayment of long-term debt	(1,570)	(1,491)
Proceeds from stock options exercised	304	—
Proceeds from issuance of common stock under employee stock purchase plan	71	51
Additions to deferred financing costs	(171)	—
Common stock redeemed	(84)	(11)

Net cash used in financing activities	(6,450)	(7,451)

Change in cash and cash equivalents:
Net decrease in cash and cash equivalents	(739)	(11,443)
Cash and cash equivalents at beginning of period	3,885	18,222

Cash and cash equivalents at end of period	$3,146	$6,779

Supplemental disclosure of cash flow information:

Cash paid during periods for:
Interest on long-term debt	$4,567	$4,515
Noncash investing activities:
Conversion of accounts receivable to note receivable	$322	$—
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
     Red Lion Hotels Corporation (“Red Lion” or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale full, select and limited service hotels under the Red Lion brand. As of June 30, 2010, the Red Lion system of hotels contained 43 hotels located in eight states and one Canadian province, with 8,384 rooms and 419,987 square feet of meeting space. As of that date, the Company operated 31 hotels, of which 19 are wholly owned and 12 are leased, and franchised 12 hotels that were owned and operated by various third-party franchisees.
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
     In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at June 30, 2010, the consolidated results of operations for the three and six months ended June 30, 2010 and 2009, and the consolidated cash flows for the six months ended June 30, 2010 and 2009. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.
     Management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosures of contingent liabilities. Actual results could materially differ from those estimates.

3. Property and Equipment
     Property and equipment used in operations is summarized as follows (in thousands):

	June 30,	December 31,
	2010	2009
Buildings and equipment	$300,100	$296,032
Furniture and fixtures	46,640	46,383
Landscaping and land improvements	8,959	8,967

	355,699	351,382
Less accumulated depreciation and amortization	(143,954)	(134,375)

	211,745	217,007
Land	63,430	66,146
Construction in progress	4,294	2,629

	$279,469	$285,782

4. Notes Payable to Bank and Long-Term Debt
     In September 2006, the Company entered into a revolving credit facility with a syndication of banks led by Credit Agricole Corporate and Investment Bank, formerly named Calyon, New York Branch. The initial maturity date for the facility was September 13, 2009, which the Company extended for an additional year under the terms of the facility to September 13, 2010. The Company has the unilateral right to extend the maturity for an additional one-year term, which it exercised in July 2010. As such, the amount owed under the facility has been recorded as a long-term liability. Borrowings under the facility may be used to finance acquisitions or capital expenditures, for working capital and for other general corporate purposes. The obligations under the facility are collateralized by a company owned hotel, including a deed of trust and security agreement covering all of its assets. In connection with this facility, the Company has paid loan fees and related costs of approximately $1.3 million as of June 30, 2010, which have been deferred and are being amortized over the remaining term of the facility.
     The credit facility requires the Company to comply with certain customary affirmative and negative covenants, the most restrictive of which are financial covenants dealing with leverage, interest coverage and debt service coverage. In February 2010, the Company amended the terms of the facility to modify the total leverage ratio and senior leverage ratio covenants, increase the interest rate on Eurodollar borrowings to LIBOR plus 3.25% and reduce borrowing capacity to $37.5 million. At June 30, 2010, $21.0 million was outstanding under the facility at an interest rate of 3.60%, and the Company was in compliance with all of its covenants.
     In connection with the amendment to the credit facility, the Company also amended its $13.0 million variable rate property note with a bank to mirror the new covenants in the credit facility. The interest rate on the outstanding balance at June 30, 2010 was 3.25%, based on LIBOR plus 3.0%, and the Company was in compliance with all covenants.

5. Business Segments
     As of June 30, 2010 and December 31, 2009, the Company had three operating segments — hotels, franchise and entertainment. The “other” segment consists primarily of a retail mall and miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense; therefore, it has not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues. Selected information with respect to operations is as provided below (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Hotels	$38,632	$40,956	$69,253	$71,760
Franchise	889	1,262	1,447	1,799
Entertainment	2,340	2,584	4,818	5,107
Other	594	661	1,239	1,394

	$42,455	$45,463	$76,757	$80,060

Operating income (loss):
Hotels	$3,621	$5,634	$1,245	$3,762
Franchise	(14)	677	(127)	505
Entertainment	263	203	634	504
Other	(1,687)	(2,155)	(4,405)	(3,780)

	$2,183	$4,359	$(2,653)	$991

	June 30,	December 31,
	2010	2009

Identifiable assets:
Hotels	$300,387	$301,122
Franchise	17,422	16,853
Entertainment	5,731	5,143
Other	23,350	27,518

	$346,890	$350,636

6. Earnings (Loss) Per Share
     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted income (loss) per share computations for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator — basic and diluted:

Net income (loss)	(62)	1,477	(4,442)	(1,809)
Net (income) loss attributable to noncontrolling interest	(2)	(5)	9	—

Net income (loss) attributable to Red Lion Hotels Corporation	(64)	1,472	(4,433)	(1,809)

Denominator:
Weighted average shares — basic	18,420	18,095	18,345	18,054
Weighted average shares — diluted	18,420	18,140	18,345	18,054

Earnings (loss) per share attributable to Red Lion Hotels Corporation:

Basic	$—	$0.08	$0.24)	$(0.10)
Diluted	$—	$0.08	$(0.24)	$(0.10)
     For the three months ended June 30, 2010, all of the 904,189 options to purchase common shares outstanding as of that date were considered anti-dilutive due to the loss for the period. Likewise, all of the 44,837 convertible operating partnership units of RLHLP (“OP units”) were considered anti-dilutive, as were the 262,684 unissued restricted stock units outstanding. For the three months ended June 30, 2009, none of the 1,213,691 options to purchase common shares outstanding as of that date were considered dilutive, as the grant date stock prices of all options outstanding were below the Company’s stock price at June 30, 2009. Similarly, none of the 246,396 restricted stock units outstanding were considered dilutive during the second quarter of 2009. For the three months ended June 30, 2009, all of the 44,837 convertible OP units were considered dilutive.
     For the six months ended June 30, 2010 and 2009, all of the 904,189 and 1,213,691 options to purchase common shares, respectively, and the 262,684 and 246,396 restricted stock units outstanding as of those dates were considered anti-dilutive due to the losses for the periods. In addition, all of the 44,837 OP units outstanding during both periods were anti-dilutive.
7. Change in Executive Officers
     In January 2010, the Company terminated the employment agreement of its President and Chief Executive Officer, who was also a director. In connection therewith, the Company recorded expense of $1.2 million for separation and other benefits during the first quarter of 2010, including $0.4 million in stock-based compensation expense. Under the terms of the agreement, 84,433 of the former executive’s restricted stock units vested. Pursuant to a separate agreement entered into in connection with the termination, the exercise period for 80,000 vested stock options was extended for six months. Cash amounts due related to this transaction were paid in July 2010.
8. Stock Based Compensation
     The 2006 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by the shareholders of the Company and allows awards of 2.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. In May 2010, the board of directors granted to executive officers and other key employees 5,864 options to purchase common stock and 147,039 unvested restricted stock units, all of which will vest 25% each year for four years. In addition, directors of the Company were granted an aggregate of 23,415 shares of common stock with a fair value of $0.2 million as part of the existing director compensation arrangement. As of June 30, 2010, there were 1,080,945 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.
     In the second quarter and first six months of 2010, the Company recognized approximately $0.1 million and $0.2 million, respectively, in compensation expense related to options, compared to $0.1 million and $0.2 million, respectively, during the same periods in 2009. The 2010 six-month period included expense recorded upon the separation of the Company’s former President and Chief Executive Officer, as discussed above in Note 7. As outstanding options vest, the Company expects to recognize approximately $0.3 million in additional compensation expense, before the impact of income taxes, over a weighted average period of 21 months, including $0.1 million during the remaining six months of 2010.

     A summary of stock option activity at June 30, 2010, is as follows:

	Number	Exercise
	of Shares	Price
Balance, December 31, 2009	1,194,460	$7.36
Options granted	5,864	$7.10
Options exercised	(58,197)	$5.24
Options forfeited	(237,938)	$9.32

Balance, June 30, 2010	904,189	$6.98

Exercisable, June 30, 2010	770,478	$6.62

     Additional information regarding stock options outstanding and exercisable as of June 30, 2010, is as follows:

		Weighted
		Average		Weighted	Aggregate		Weighted	Aggregate
Range of		Remaining		Average	Intrinsic		Average	Intrinsic
Exercise	Number	Contractual	Expiration	Exercise	Value(1)	Number	Exercise	Value(1)
Prices	Outstanding	Life (Years)	Date	Price	(in thousands)	Exercisable	Price	(in thousands)
5.10 - 6.07	499,516	1.30	2010-2014	$5.31	$334,834	499,516	$5.31	$334,834
7.10 - 7.80	150,256	2.55	2010-2020	7.45	—	123,196	7.46	—
8.74 - 8.80	172,286	7.85	2010-2018	8.76	—	86,159	8.76	—
10.88	5,974	6.07	2016	10.88	—	4,481	10.88	—
12.21-13.00	76,157	6.64	2010-2017	12.61	—	57,126	12.61	—

	904,189	3.24	2010-2020	$6.98	$334,834	770,478	$6.62	$334,834

(1)	The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been available to be exercised on the last trading day of the first six months of 2010, or June 30, 2010, based upon the Company’s closing stock price of $5.97.
     As of June 30, 2010 and 2009, there were 262,684 and 246,396 unvested restricted stock units outstanding, respectively. Since the Company began issuing restricted stock units, approximately 6.2% of total units granted have been forfeited. In the second quarter and first six months of 2010, the Company recognized approximately $0.1 million and $0.5 million, respectively, in compensation expense related to restricted stock units compared to $0.1 million and $0.1 million, respectively, during the same periods in 2009. The 2010 six-month expense reflects $0.4 million recorded upon the separation of the Company’s former President and Chief Executive Officer. As the restricted stock units vest, the Company expects to recognize approximately $1.5 million in additional compensation expense over a weighted average period of 42 months, including $0.2 million during the remaining six months of 2010.
     A summary of restricted stock unit activity as of June 30, 2010, is as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, December 31, 2009	239,318	$5.24
Granted	147,039	$7.10
Vested	(123,673)	$5.32

Balance, June 30, 2010	262,684	$6.24

     In March 2010, the Company issued 35,937 shares of common stock to non-executive employees as compensation for 2009 bonuses earned. Pursuant to the terms of the 2006 plan, this issuance was net of 16,741 shares repurchased at $6.59 per share in order to cover the employees’ tax withholding obligations.
     In January 2008, the Company adopted the 2008 employee stock purchase plan (the “2008 ESPP”) upon the expiration of its previous plan. Under the 2008 ESPP, a total of 300,000 shares of common stock are authorized for purchase by eligible employees at a discount through payroll deductions. No employee may purchase more than $25,000 worth of shares in any calendar year, or more than 10,000 shares during any six-month purchase period under the plan. As allowed under the 2008 ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. In January and July 2010, 17,791 and 14,371 shares, respectively, were issued to participants under the terms of the plan.
9. Fair Value of Financial Instruments
     Estimated fair values of financial instruments (in thousands) are as indicated in the table below. The carrying amounts for cash and cash equivalents, accounts receivable and current liabilities are reasonable estimates of their fair values. The fair value of long-term debt is estimated based on the discounted value of contractual cash flows using the estimated rates currently offered for debt with similar remaining maturities. The debentures are valued at the closing price on June 30, 2010, of the underlying trust preferred securities on the New York Stock Exchange, plus the face value of the debenture amount representing the trust common securities held by the Company.

	June 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents and restricted cash	$8,369	$8,369	$7,686	$7,686
Accounts receivable	$8,400	$8,400	$6,995	$6,995

Financial liabilities:
Current liabilities, excluding debt	$26,227	$26,227	$17,234	$17,234
Long-term debt	$99,752	$96,221	$106,322	$105,073
Debentures	$30,825	$30,574	$30,825	$25,897
     The fair values provided above are not necessarily indicative of the amounts the Company or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.
10. Commitments and Contingencies
     At any given time, the Company is subject to claims and actions incidental to the operations of our business. During the second quarter of 2010, a federal court ruled in favor of the Company in a lawsuit the Company filed against the owner of a former franchisee. The court awarded to the Company approximately $0.6 million in damages, which will accrue interest at 18% per annum pending the defendant’s appeal. During the first six months of 2010, the Company has incurred approximately $0.2 million in legal expense in connection with this matter. The Company is actively pursuing this action and cannot at this time reasonably predict the ultimate outcome of the proceedings. The Company does not expect that any sums it may receive or have to pay in connection with this or any other legal proceeding would have a materially adverse effect on its consolidated financial position or net cash flows.
11. Change in Accounting Principle
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
     The adoption of these changes was applied retrospectively, including the recording to retained earnings of the $1.0 million net of tax impact of cumulative effect of change in accounting principle as of January 1, 2008, and the consolidated financial statements have been adjusted to conform to the new treatment. On January 1, 2010, total assets decreased by $0.9 million primarily representing the consolidation of accounts receivable, and total liabilities increased $0.1 million. The impact of the CPF for the three and six months ended June 30, 2010, added additional expense before income tax of $0.6 million and $1.0 million, respectively, compared to $0.5 million and $1.1 million during the prior year comparable periods. The activities of the CPF are cyclical throughout any one year. For the quarters ended September 30, 2009 and December 31, 2009, net income (loss) before income tax was positively impacted by $0.6 million and $0.4 million, respectively. The total impact on net loss before income tax for the year ended December 31, 2009 related to the CPF was a negative adjustment of $24,000, compared to a positive impact of $105,000 for the year ended December 31, 2008.
12. Recent Accounting Pronouncements
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
     As of June 30, 2010, our hotel system contained 43 hotels located in eight states and one Canadian province, with 8,384 rooms and 419,987 square feet of meeting space as provided below:

		Total	Meeting
		Available	Space
	Hotels	Rooms	(sq. ft.)

Red Lion Owned and Leased Hotels	31	6,121	304,566
Red Lion Franchised Hotels	12	2,263	115,421

Total Red Lion Hotels	43	8,384	419,987

     We operate in three reportable segments:
•	The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels.
•	The franchise segment is engaged primarily in licensing the Red Lion brand to franchisees, and generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners. It has also historically reflected revenue from management fees charged to the owners of managed hotels, although we have not managed any hotels for third parties since January 2008.
•	The entertainment segment derives revenue primarily from ticketing services and promotion and presentation of entertainment productions.
     Our remaining activities, none of which constitute a reportable segment, have been aggregated into “other,” and are primarily related to our retail mall direct ownership interest that is attached to one of our hotels and other miscellaneous real estate investments.

Executive Summary
     Our company strategy is to focus on initiatives to grow revenues at our owned and leased hotels and expand our current franchise base, with an ongoing commitment to cost management and margin control. During the first quarter we announced the addition of resources to support our objectives, including executive leadership to concentrate on franchise development in markets where we have strong brand awareness which may augment our sales and marketing capabilities. During the second quarter, we experienced some margin erosion compared to the prior year period due to revenue challenges combined with our investments made in sales, marketing and franchising that we believe will position us for long-term profitability and growth for shareholders.
     Our hotel operational strategy is to increase group, preferred corporate and higher-rated transient business to reduce reliance on discount on-line travel agent (“OTA”) and permanent business. We are also implementing centralized revenue management across our system of hotels to create greater consistency in pricing, to improve value perception and capture market share. We have added sales personnel at our properties and at the corporate office to expand our local and national reach in an effort to grow our mix of group and preferred corporate customer base. Non-qualified retail and preferred corporate room business increased during the first six months of 2010 compared to the prior year, offset by targeted declines in OTA room nights. While these efforts are in their early stages, and pricing and guest capture continues to be highly competitive, we are encouraged by the gains we are reporting compared to the prior year period.
     RevPAR in the second quarter of 2010 for our owned and leased properties decreased 1.8% from the second quarter of 2009, although for the first six months of 2010 it increased 1.0% over the prior year period. Similarly, occupancy was down 120 points quarter-on-quarter although up 50 points year-over-year. ADR continues to hold steady to the prior year at $84.58 during the second quarter of 2010 and $82.59 during the first six months. Average occupancy, average daily rate and revenue per available room statistics are provided below on a comparable basis.

	For the three months ended June 30,						For the six months ended June 30,
	2010			2009			2010			2009
	Average (1)			Average (1)			Average(1)			Average(1)
	Occupancy	ADR (2)	RevPAR(3)	Occupancy	ADR (2)	RevPAR(3)	Occupancy	ADR (2)	RevPAR(3)	Occupancy	ADR (2)	RevPAR(3)
Owned and Leased Hotels	59.3%	$84.58	$50.13	60.5%	$84.40	$51.07	53.8%	$82.59	$44.41	53.3%	$82.54	$43.98
Franchised Hotels	53.8%	$78.15	$42.04	55.4%	$80.29	$44.46	49.3%	$76.59	$37.79	50.8%	$79.12	$40.20

Total Red Lion Hotels	57.8%	$83.01	$48.01	59.2%	$83.39	$49.34	52.6%	$81.11	$42.67	52.6%	$81.67	$42.99

Change from prior comparative period:
Owned and Leased Hotels	(1.2)	0.2%	-1.8%				0.5	0.1%	1.0%
Franchised Hotels	(1.6)	-2.7%	-5.4%				(1.5)	-3.2%	-6.0%

Total Red Lion Hotels	(1.4)	-0.5%	-2.7%				—	-0.7%	-0.7%

(1)	Average occupancy represents total paid rooms divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period and includes rooms taken out of service for renovation.

(2)	Average daily rate (“ADR”) represents total room revenues divided by the total number of paid rooms occupied by hotel guests.

(3)	Revenue per available room (“RevPAR”) represents total room and related revenues divided by total available rooms.
     We expect economic conditions will continue to challenge our industry and create a difficult operating environment through 2010. While our goal is to deliver bottom-line profitability through the above described initiatives, there can be no assurance that we will achieve this goal if economic conditions do not improve.
Results of Operations
     During the second quarter of 2010, we reported a net loss attributable to Red Lion Hotels Corporation of $0.1 million compared to net income of $1.5 million, or $0.08 per share, during the second quarter of 2009. EBITDA decreased $2.3 million to $7.4 million, impacted primarily by our investments in direct sales and franchise development activities; a franchise termination settlement received during the second quarter of 2009 that did not recur; the 2010 closure of a leased hotel in Astoria, Oregon; and a reduction in group business and competitive rate pressures.
     For the first six months of 2010, we reported a net loss attributable to Red Lion Hotels Corporation of $4.4 million (or $0.24 per share) compared to a net loss of $1.8 million (or $0.10 per share) during the first six months of 2009. In January 2010, we terminated the employment agreement of our President and Chief Executive Officer, which resulted in recorded expense of $1.2 million for separation and other benefits. The $1.2 million recorded during the first quarter of 2010 included $0.4 million in stock-based compensation expense related to the immediate vesting of 84,433 of the former executive’s restricted stock units, as well as for the extension of the exercise period for certain vested stock options. The following table details the impact of the $1.2 million in separation costs for the six months ended June 30, 2010 on net loss, loss per share and EBITDA:

Six months ended
June 30, 2010
(in thousands)
Separation costs	$(1,219)
Income tax benefit	433

Impact of separation costs on net loss	$(786)

Separation costs	$(0.07)
Income tax benefit	0.02

Impact of separation costs on loss per share	$(0.05)

Impact of separation costs on EBITDA	$(1,219)

     A summary of our consolidated statement of operations is as provided below (in thousands, except per share data). Certain amounts disclosed in the prior period have been reclassified to conform to the current period presentation as it relates to the consolidation of the Central Program Fund (“CPF”) as discussed in Note 10 in Condensed Notes to Consolidated Financial Statements. As a result, franchise segment revenue increased $0.5 million during the second quarter of both 2010 and 2009, and hotel and franchise segment expenses increased $1.0 million in the 2010 period compared to $0.8 million during 2009.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Total revenue	$42,455	$45,463	$76,757	$80,060
Operating expenses	40,272	41,104	79,410	79,069

Operating income	2,183	4,359	(2,653)	991

Other income (expense):
Interest expense	(2,314)	(2,182)	(4,550)	(4,029)
Other income, net	9	23	46	62

Income (loss) before taxes	(122)	2,200	(7,157)	(2,976)

Income tax expense (benefit)	(60)	723	(2,715)	(1,167)

Net income (loss)	(62)	1,477	(4,442)	(1,809)

(Income) loss attributable to noncontrolling interest	(2)	(5)	9	—

Net income (loss) attributable to Red Lion Hotels Corporation	$(64)	$1,472	$(4,433)	$(1,809)

EBITDA	$7,365	$9,683	$7,802	$11,316
EBITDA as a percentage of revenues	17.3%	21.3%	10.2%	14.1%
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
     The following is a reconciliation of EBITDA to net income (loss) attributable to Red Lion Hotels Corporation for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
EBITDA	$7,365	$9,683	$7,802	$11,316
Income tax (expense) benefit	60	(723)	2,715	1,167
Interest expense	(2,314)	(2,182)	(4,550)	(4,029)
Depreciation and amortization	(5,175)	(5,306)	(10,400)	(10,263)

Net income (loss) attributable to Red Lion Hotels Corporation	$(64)	$1,472	$(4,433)	$(1,809)

Revenue
     A breakdown of our revenues for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
Operating revenue	2010	2009	2010	2009
Hotels:
Rooms	$27,919	$28,877	$49,199	$49,317
Food and beverage	9,469	11,046	17,867	20,583
Other department	1,244	1,033	2,187	1,860

Total hotels segment	38,632	40,956	69,253	71,760

Franchise	889	1,262	1,447	1,799
Entertainment	2,340	2,584	4,818	5,107
Other	594	661	1,239	1,394

Total Operating Revenue	$42,455	$45,463	$76,757	$80,060

     Three Months Ended June 30, 2010 and 2009
     During the second quarter of 2010, revenue from the hotels segment decreased $2.3 million, or 5.7%, compared to the second quarter of 2009. Overall, room revenues in the current period were negatively impacted by a $1.3 million drop in group revenues and our planned shift away from discount OTA channels in favor of higher-rated transient business. The current period reflects a 1.8% drop in RevPAR for owned and leased properties, due to a 120 basis point drop in occupancy on flat ADR. Food and beverage revenues declined $1.6 million, or 14.3%, during the second quarter of 2010 compared to the second quarter of 2009, reflecting the impact of our breakfast-inclusive sales strategy and the decision to modify food and beverage offerings in select markets.
     Hotel revenues during the second quarter of 2010 also reflect a $0.4 million impact from the closure of the Astoria, Oregon leased property. As previously announced, the property was closed earlier in 2010 as the hotel building had reached the end of its useful life. In July 2010, we entered into an agreement with the Port of Astoria to evaluate the potential re-development of this hotel, with discussions ongoing.
     Revenue from the franchise segment decreased $0.4 million due to a one-time settlement received in the second quarter of 2009. Revenues from the entertainment segment decreased $0.2 million, or 9.4%, quarter-over-quarter due to the mix of shows presented during both periods and an increase in ticketing revenues.
     Six Months Ended June 30, 2010 and 2009
     In the first six months of 2010, revenue from the hotels segment decreased $2.5 million, or 3.5%, compared to the first six months of 2009, driven by a $2.7 million, or 13.2%, drop in food and beverage revenue. Room revenues in the first six months of 2010 were positively impacted by our focus on higher-rated transient and preferred corporate guests and reduced room bookings from discount OTA channels. Compared to the first six months of 2009, RevPAR increased 1.0% for owned and leased hotels on a 50 basis point increase in occupancy on flat ADR. Current period results were also impacted by the introduction of our Variable Dining Option concept that includes a system-wide breakfast initiative to compete with the limited and select service hotels that offer free breakfast in our markets.
     Revenue from the franchise segment decreased $0.4 million compared to the first six months of 2009, due to a one-time settlement received in the second quarter of 2009. Entertainment revenue was down 5.7% to $4.8 million.
Operating Expenses
     Operating expenses include direct operating expenses for each of the operating segments, hotel facility and land lease expense, depreciation and amortization, gain or loss on asset dispositions and undistributed corporate expenses. In the aggregate, operating expenses during the second quarter of 2010 compared to the 2009 period decreased $0.8 million, while during the first six months they increased $0.3 million year-over-year, as provided below:

	Three months ended June 30,		Six months ended June 30,
Operating Expenses	2010	2009	2010	2009
	(In thousands)
Hotels	$28,759	$28,969	$55,499	$55,631
Franchise	810	502	1,388	1,116
Entertainment	1,986	2,273	3,999	4,388
Other	413	544	835	1,081
Depreciation and amortization	5,175	5,306	10,400	10,263
Hotel facility and land lease	1,824	1,834	3,640	3,650
Gain on asset dispositions, net	(57)	(45)	(155)	(47)
Undistributed corporate expenses	1,362	1,721	3,804	2,987

Total operating expenses	$40,272	$41,104	$79,410	$79,069

Hotels revenue — owned	$27,893	$29,287	$50,266	$52,190
Direct margin (1)	$7,539	$9,197	$10,937	$13,397
Direct margin %	27.0%	31.4%	21.8%	25.7%

Hotels revenue — leased	$10,739	$11,669	$18,987	$19,570
Direct margin (1)	$2,334	$2,790	$2,817	$2,731
Direct margin %	21.7%	23.9%	14.8%	14.0%

Franchise revenue	$889	$1,262	$1,447	$1,799
Direct margin (1)	$79	$760	$59	$683
Direct margin %	8.9%	60.2%	4.1%	38.0%

Entertainment revenue	$2,340	$2,584	$4,818	$5,107
Direct margin (1)	$354	$311	$819	$719
Direct margin %	15.1%	12.0%	17.0%	14.1%

Other revenue	$594	$661	$1,239	$1,394
Direct margin (1)	$181	$117	$404	$313
Direct margin %	30.5%	17.7%	32.6%	22.5%

(1)	Revenues less direct operating expenses.
     Three Months Ended June 30, 2010 and 2009
     Direct hotel expenses in the second quarter of 2010 decreased slightly by $0.2 million, or less than 1%, compared to the second quarter of 2009. Room related expenses increased $0.6 million, or 7.9%, compared with a room revenue decrease of $1.0 million. Food and beverage costs decreased $1.2 million, or 13.6%, compared with a food and beverage revenue decrease of $1.6 million. Quarter-on-quarter, the hotel segment reported a 14.7% increase in expense related to sales personnel and technology expense. Overall, the hotels segment had a direct profit of $9.9 million during the second quarter of 2010 compared to $12.0 million during the second quarter of 2009, providing for a direct operating margin in the current period of 25.6%, a 370 basis point decline compared to 29.3% during the same period in 2009.
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
     The adoption of these changes were applied retrospectively, including the recording to retained earnings of the $1.0 million impact of cumulative effect of change in accounting principle as of the earliest period presented, and the consolidated financial statements have been adjusted to conform to the new treatment. The table below represents the impact on consolidation of the CPF for the three months ended June 30, 2010 and 2009 (in thousands, except per share data), which added additional net expense of $0.6 million and $0.5 million, respectively, before the impact of income tax expense.

	Three months ended June 30, 2010			Three months ended June 30, 2009
	Amounts			Amounts
	before	Impact of		before	Impact of
	CPF	CPF	As reported	CPF	CPF	As reported
Revenue:
Hotels	$38,632	$—	$38,632	$40,956	$—	$40,956
Franchise	364	525	889	733	529	1,262
Entertainment	2,340	—	2,340	2,584	—	2,584
Other	594	—	594	661	—	661

Total revenues	41,930	525	42,455	44,934	529	45,463

Operating expenses:
Hotels	28,251	508	28,759	28,633	336	28,969
Franchise	297	513	810	8	494	502
Entertainment	1,986	—	1,986	2,273	—	2,273
Other	413	—	413	544	—	544
Depreciation and amortization	5,175	—	5,175	5,306	—	5,306
Hotel facility and land lease	1,824	—	1,824	1,834	—	1,834
Gain on asset dispositions, net	(57)	—	(57)	(45)	—	(45)
Undistributed corporate expenses	1,362	—	1,362	1,721	—	1,721

Total expenses	39,251	1,021	40,272	40,274	830	41,104

Operating income (loss)	2,679	(496)	2,183	4,660	(301)	4,359

Other income (expense):
Interest expense	(2,314)	—	(2,314)	(2,182)	—	(2,182)
Other income, net	119	(110)	9	172	(149)	23

Income (loss) before income taxes	484	(606)	(122)	2,650	(450)	2,200

Income tax expense	(60)	—	(60)	723	—	723

Net income (loss)	$544	$(606)	$(62)	$1,927	$(450)	$1,477

Net earnings (loss) per share	$0.03	$(0.03)	$—	$0.11	$(0.03)	$0.08

Weighted-average shares outstanding	18,420	18,420	18,420	18,140	18,140	18,140

EBITDA	$7,971	$(606)	$7,365	$10,133	$(450)	$9,683
     Direct costs for the franchise segment increased $0.3 million in the second quarter of 2010 compared to the second quarter of 2009, resulting in a direct margin decrease of $0.7 million from the decreased revenue as discussed above, due to an increase in legal fees quarter-over-quarter and the addition of personnel as part of our operating strategy of growing our franchise base. The entertainment segment reported decreased expenses of $0.3 million, or 12.6%, in-line with the revenue decrease of 9.4% during the second quarter of 2010 compared to the same period in 2009. Overall, the entertainment segment reported a direct margin profit of $0.4 million during the second quarter of 2010, a 13.8% improvement over the second quarter of 2009.
     Depreciation and amortization expense decreased 2.5% quarter-over-quarter to $5.2 million, and total undistributed corporate expenses decreased 20.8% to $1.4 million. Undistributed corporate expenses include general and administrative charges such as corporate payroll, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment are distributed, such as accounting, human resources and information technology, and are included in direct expenses.

     Six Months Ended June 30, 2010 and 2009
     Direct hotel expenses during the first six months of 2010 were relatively flat compared to the first six months of 2009 at $55.5 million, a $0.1 million decrease to the prior year period. Rooms-related expenses increased $1.4 million, offset by a food and beverage cost decrease of $2.0 million during the comparable periods, reflecting the impact of our breakfast-inclusive sales strategy and the decision to modify food and beverage offerings in select markets. As part of our operations strategy, the hotel segment reported a 15.2%, or $0.8 million, increase in expense related to sales personnel and technology expense during the first six months of 2010 compared to the 2009 period. Overall, the segment recorded direct profit during the first six months of 2010 of $13.8 million compared to $16.1 million during the first six months of 2009, for a year-over-year direct margin decrease of 262 basis points.
     As discussed above and in Note 10 of Condensed Notes to Consolidated Financial Statements, we have included our CPF in our consolidated financial statements retrospectively on January 1, 2010. The table below represents the impact on consolidation of the CPF for the six months ended June 30, 2010 and 2009 (in thousands, except per share data), which added additional net expense of $1.0 million and $1.1 million, respectively, before the impact of income tax benefit.

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Amounts			Amounts
	before	Impact of		before	Impact of
	CPF	CPF	As reported	CPF	CPF	As reported
Revenue:
Hotels	$69,253	$—	$69,253	$71,760	$—	$71,760
Franchise	629	818	1,447	1,008	791	1,799
Entertainment	4,818	—	4,818	5,107	—	5,107
Other	1,239	—	1,239	1,394	—	1,394

Total revenues	75,939	818	76,757	79,269	791	80,060

Operating expenses:
Hotels	54,920	579	55,499	55,036	595	55,631
Franchise	436	952	1,388	144	972	1,116
Entertainment	3,999	—	3,999	4,388	—	4,388
Other	835	—	835	1,081	—	1,081
Depreciation and amortization	10,400	—	10,400	10,263	—	10,263
Hotel facility and land lease	3,640	—	3,640	3,650	—	3,650
Gain on asset dispositions, net	(155)	—	(155)	(47)	—	(47)
Undistributed corporate expenses	3,804	—	3,804	2,987	—	2,987

Total expenses	77,879	1,531	79,410	77,502	1,567	79,069

Operating income (loss)	(1,940)	(713)	(2,653)	1,767	(776)	991

Other income (expense):
Interest expense	(4,550)	—	(4,550)	(4,029)	—	(4,029)
Other income, net	284	(238)	46	348	(286)	62

Loss before income taxes	(6,206)	(951)	(7,157)	(1,914)	(1,062)	(2,976)

Income tax benefit	(2,715)	—	(2,715)	(1,167)	—	(1,167)

Net loss	$(3,491)	$(951)	$(4,442)	$(747)	$(1,062)	$(1,809)

Net loss per share	$(0.19)	$(0.05)	$(0.24)	$(0.04)	$(0.06)	$(0.10)

Weighted-average shares outstanding	18,345	18,345	18,345	18,054	18,054	18,054

EBITDA	$8,753	$(951)	$7,802	$12,378	$(1,062)	$11,316
     Direct costs for the franchise segment increased $0.3 million during the first six months of 2010 over the 2009 period, for a segment margin decline of $0.6 million year-over-year. Entertainment costs decreased $0.4 million, or 8.9%, on a revenue decline of $0.3 million from the prior year period. Overall, the entertainment segment reported a direct margin profit increase of 13.9% to $0.8 million during the first six months of 2010 compared to the first six months of 2009.

     Undistributed corporate expenses during the first six months of 2010 increased $0.8 million, or 27.5%, over the prior year period, although they included the $1.2 million expense recorded during the first quarter of 2010 upon the separation of our former President and Chief Executive Officer as discussed above.
Income Taxes
     During the second quarter of 2010, we reported an income tax benefit of $0.1 million compared to income tax expense of $0.7 million during the second quarter of 2009. During the first six months of 2010, we recognized an income tax benefit of $2.7 million, compared to a $1.2 million income tax benefit during the same period in 2009. The experienced rate on pre-tax net income differed from the statutory combined federal and state rates primarily due to the utilization of certain incentive tax credits allowed under federal law.
Liquidity and Capital Resources
     We believe that our assets provide us with a stable, positive cash flow and we have the financial flexibility to manage our business. We expect to meet our short-term liquidity needs over the next twelve months using funds generated from operating activities, existing cash and cash equivalents and utilization of our credit facility, which was amended in February 2010 to reduce our total borrowing capacity from $50 million to $37.5 million. As of June 30, 2010, our outstanding balance on the facility was $21.0 million.
     At June 30, 2010, outstanding debt was $130.6 million. In addition to the $21.0 million outstanding under the credit facility, we had other outstanding debt of $12.8 million under a variable rate note with a bank, $30.8 million in the form of trust preferred securities and a total of $66.0 million in 13 fixed-rate notes collateralized by individual properties. Our average pre-tax interest rate on debt was 6.8% at June 30, 2010, of which 74.1% was fixed at an average rate of 7.9% and 25.9% was at an average variable rate of 3.5%. In July 2010, we extended the maturity date for the credit facility to September  2011 under the terms of the agreement. Our first fixed-rate term debt maturity is in September 2011. Only the credit facility and variable rate bank note have financial covenants, with which we were in compliance as of June 30, 2010.
     In February 2010, we signed an amendment to our credit facility in order to increase our financial flexibility. The amendments to the facility, secured by our Seattle Red Lion Hotel on Fifth Avenue property, modified our total leverage ratio and senior leverage ratio covenants for 2010 and 2011, increased the interest rate on Eurodollar borrowings to LIBOR plus 3.25% and reduced borrowing capacity to $37.5 million from the previous $50 million. We also have one variable rate property note secured by our Red Lion Bellevue location, with a balance of $12.8 million at June 30, 2010 and due in 2013. This note has financial covenants that mirror those of our credit facility, and was also amended in February 2010. Our average variable interest rate on this debt was 3.3% at June 30, 2010.
     A comparative summary of our balance sheets at June 30, 2010 and December 31, 2009 is provided below:

	June 30,	December 31,
	2010	2009
Consolidated balance sheet data (in thousands):
Cash and cash equivalent	$3,146	$3,885
Working capital (1)	$(7,590)	$(1,129)
Property and equipment, net	$279,469	$285,782
Total assets	$346,890	$350,636

Total long-term debt	$99,752	$106,322
Debentures due Red Lion Hotels Capital Trust	$30,825	$30,825
Total liabilities	$174,731	$175,614
Total stockholders’ equity	$172,153	$175,022

(1)	Represents current assets less current liabilities.
     During the remaining six months of 2010, we expect cash expenditures to primarily include the funding of operating activities, interest payments on our outstanding indebtedness and capital expenditures. We expect to meet our long-term liquidity requirements for future investments and continued hotel and other various capital improvements through net cash provided by operations, debt or equity issuances.

Operating Activities
     Net cash provided by operations totaled $9.4 million during the first six months of 2010, a 1.5% decrease from the net cash provided of $9.5 million during the first six months of 2009. The net income, adjusted for non-cash income statement expenses, including depreciation and amortization, provision for deferred tax and stock based compensation, generated cash from operations of $4.1 million compared to $7.7 million during the first six months of 2009. Working capital changes, including restricted cash, receivables, accruals, payables and inventories, were $5.3 million positive during the first six months of 2010 compared with a positive change of $1.8 million during the comparable period. During the first six months of 2010, the changes in accounts payable and accrued payroll balances of $3.5 million and $2.9 million, respectively, were due to timing of payments, offset by an increase in our accounts receivable and restricted cash balances of $1.9 million and $1.4 million, respectively. We realized a $4.7 million negative change in accounts payable in the first six months of 2009, primarily as a result of renovation activities that were completed at our Red Lion Anaheim property in February 2009, offset by a $2.3 million positive change in accounts receivable in 2009. In June 2009, we received $0.9 million in deferred lease income pursuant to an amendment to the sublease agreement for the Red Lion Hotel Sacramento. The $0.9 million will be recognized over the life of the sublease agreement.
Investing Activities
     Net cash used in investing activities totaled $3.7 million during the first six months of 2010 compared to $13.5 million during 2009. Cash additions to property and equipment decreased $8.6 million from the first six months of 2009, as the prior year period included the completion of renovations at our Red Lion Anaheim, Seattle’s Fifth Avenue and Denver properties. Capital expenditures in 2010 are expected to be $12.7 million, and will primarily support essential investments in maintenance, technology and basic hotel improvement projects. For the remainder of 2010, we will continue to manage our capital and expect our cash expenditures to primarily include the funding of operating activities and interest payments on our outstanding indebtedness. We may reduce our anticipated level of capital spending to match appropriate needs and circumstances.
     During the second quarter of 2009, we utilized $0.3 million of restricted cash to fulfill our commitment of $0.9 million in tenant improvements at the Red Lion Hotel Sacramento in connection with an amendment to the sublease agreement. This commitment was completed by the end of 2009.
Financing Activities
     Net cash used in financing activities was $6.5 million during the first six months of 2010 compared to $7.5 million used during the first six months of 2009. Net financing activities during the first six months of 2010 benefited from the exercise by employees of stock options resulting in proceeds to us of $0.3 million, with no options having been exercised during 2009. During the current period, we had a net repayment on our credit facility of $5.0 million, and made scheduled long-term debt principal payments similar to the prior year period of $1.6 million.
     At June 30, 2010, we had total debt obligations of $130.6 million, of which $66.0 million was under 13 notes collateralized by individual hotels with fixed interest rates ranging from 5.9% to 8.1%. These 13 notes mature beginning in 2011 and continuing through 2013. Included within outstanding debt are debentures due to the Red Lion Hotels Capital Trust of $30.8 million, which are uncollateralized and due to the trust in 2044 at a fixed rate of 9.5%. Our average pre-tax interest rate on debt was 6.8% at June 30, 2010.
     Of the $130.6 million in total debt obligations, three pools of cross securitized debt exist: (i) one consisting of five properties with total borrowings of $19.8 million; (ii) a second consisting of two properties with total borrowings of $17.8 million; and (iii) a third consisting of four properties with total borrowings of $22.1 million. Each pool of securitized debt and the other collateralized hotel borrowings include defeasance provisions for early repayment.

Contractual Obligations
     The following table summarizes our significant contractual obligations as of June 30, 2010 (in thousands):

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt (1)	$112,747	$9,154	$54,444	$49,149	$—
Operating leases (2)	53,186	7,831	11,681	9,344	24,330
Service agreements	1,879	655	1,034	190	—
Debentures due Red Lion
Hotels Capital Trust (1)	129,413	2,928	5,857	5,857	114,771
Total contractual obligations (3)	$297,225	$20,568	$73,016	$64,540	$139,101

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)	Operating lease amounts are net of estimated sublease income of $11.9 million annually.

(3)	With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.
     In 2001, we assumed a master lease agreement for 17 hotel properties, including 12 which were part of the Red Lion acquisition. Subsequently, we entered into an agreement with Doubletree DTWC Corporation whereby Doubletree DTWC Corporation is subleasing five of these hotel properties from Red Lion. During the second quarter of 2010, we amended the master lease agreement to exclude the Astoria, Oregon property due to its closure earlier in the year. Total fees paid to amend the agreement were $0.3 million. The master lease agreement requires minimum monthly payments of $1.2 million plus contingent rents based on gross receipts from the 16 hotels, of which approximately $0.8 million per month is paid by a sub-lease tenant. The lease agreement expires in December 2020, although we have the option to extend the term on a hotel-by-hotel basis for three additional five-year terms.
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
Franchise Contracts
     At June 30, 2010, our system of hotels included 12 hotels under franchise agreements, representing a total of 2,263 rooms and 115,421 square feet of meeting space. During the second quarter of 2010, a franchise agreement for the Red Lion Hotel Bakersfield (165 rooms) ended by agreement and was not renewed, and this property left our system of hotels.
Off-balance Sheet Arrangements
     As of June 30, 2010, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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
     The adoption of these changes were applied retrospectively, including the recording to retained earnings of the $1.0 million net of tax impact of cumulative effect of change in accounting principle as of January 1, 2008, and the consolidated financial statements have been adjusted to conform to the new treatment. On January 1, 2010, total assets decreased by $0.9 million primarily representing the consolidation of accounts receivable, and total liabilities increased $0.1 million. The impact of the CPF for the three and six months ended June 30, 2010 and 2009, added additional expense before income tax of $0.6 million and $0.5 million, and $1.0 million and $1.1 million, respectively. The activities of the CPF are cyclical throughout any one year. For the quarters ended September 30, 2009 and December 31, 2009, net income (loss) before income tax was positively impacted by $0.6 million and $0.4 million, respectively. The total impact on net loss before income tax for the year ended December 31, 2009 related to the CPF was a negative adjustment of $24,000, compared to a positive impact of $105,000 for the year ended December 31, 2008. We anticipate the activities of the CPF will not have a material impact on the consolidated financial statements for the full year 2010.
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
     At June 30, 2010, $96.8 million of our outstanding debt was subject to currently fixed interest rates and was not exposed to market risk from rate changes. In February 2010, we amended the terms of our credit facility to modify our total leverage ratio and senior leverage ratio covenants for 2010 and 2011, increase the interest rate on Eurodollar borrowings to LIBOR plus 3.25% and reduce borrowing capacity to $37.5 million from the previous $50 million. At the same time, we also amended the variable rate property note secured by our Red Lion Bellevue location. The interest rate on the $12.8 million outstanding under that note is now based on LIBOR plus 3.0%. Outside of these changes, we do not foresee any other changes of significance in our exposure to fluctuations in interest rates, although we will continue to manage our exposure to this risk by monitoring available financing alternatives.

     The below table summarizes our debt obligations at June 30, 2010 on our consolidated balance sheet (in thousands). During the first six months of 2010, principal payments of $6.6 million were made that were included as debt obligations at December 31, 2009, including $5.0 million in net repayments on our credit facility.

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$1,600	$46,274	$1,975	$49,903	$—	$—	$99,752	$96,221
Average interest rate							5.9%

Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$30,574
Average interest rate							9.5%

Item 4.	Controls and Procedures
     As of June 30, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.
     There were no changes in internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), during the first six months of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     At any given time, we are subject to claims and actions incidental to the operation of our business. For additional information on our commitments and contingencies, see Note 10 of Condensed Notes to Consolidated Financial Statements. While the outcome of these proceedings cannot be predicted, it is the opinion of management that none of such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.
Item 1A.Risk Factors
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Reserved

Item 5.	Other Information
     None.

Item 6.	Exhibits
Index to Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14(b)

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14(b)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Lion Hotels Corporation Registrant

	Signature	Title	Date

By:	/s/ Jon E. Eliassen	President and Chief Executive Officer	August 5, 2010
	Jon E. Eliassen	(Principal Executive Officer)

By:	/s/ Anthony F. Dombrowik	Senior Vice President, Chief Financial Officer	August 5, 2010
	Anthony F. Dombrowik	(Principal Financial and Accounting Officer)