Form 10-Q
period 2010-09-30
Red Lion Hotels CORP
filed 2010-11-08
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of November 2, 2010, there were 18,654,263 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,046	$3,881
Restricted cash	5,643	3,801
Accounts receivable, net	8,626	6,993
Inventories	1,329	1,341
Prepaid expenses and other	2,564	3,199
Assets of discontinued operations	—	61

Total current assets	21,208	19,276

Property and equipment, net	278,340	285,601
Goodwill	28,042	28,042
Intangible assets, net	10,067	10,199
Other assets, net	7,211	7,337
Noncurrent assets of discontinued operations	—	181

Total assets	$344,868	$350,636

LIABILITIES
Current liabilities:
Accounts payable	$9,570	$6,079
Accrued payroll and related benefits	3,417	2,402
Accrued interest payable	263	318
Advance deposits	725	496
Other accrued expenses	10,638	7,910
Revolving credit facility, due within one year	16,000	—
Current portion of long-term debt	20,481	3,171
Liabilities of discontinued operations	—	29

Total current liabilities	61,094	20,405

Revolving credit facility	—	26,000
Long-term debt, due after one year	57,483	77,151
Deferred income	8,068	8,638
Deferred income taxes	11,341	12,595
Debentures due Red Lion Hotels Capital Trust	30,825	30,825

Total liabilities	168,811	175,614

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Red Lion Hotels Corporation stockholders’ equity
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 18,578,423 and 18,180,104 shares issued and outstanding	186	182
Additional paid-in capital, common stock	144,901	142,479
Retained earnings	30,957	32,346

Total Red Lion Hotels Corporation stockholders’ equity	176,044	175,007

Noncontrolling interest	13	15

Total equity	176,057	175,022

Total liabilities and stockholders’ equity	$344,868	$350,636

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2010 and 2009

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands, except per share data)
Revenue:
Hotels	$46,221	$44,756	$115,473	$115,929
Franchise	999	1,046	2,446	2,845
Entertainment	2,048	3,861	6,866	8,968
Other	575	592	1,815	1,986

Total revenues	49,843	50,255	126,600	129,728

Operating expenses:
Hotels	31,652	30,233	86,864	85,357
Franchise	789	646	2,177	1,764
Entertainment	1,545	2,987	5,544	7,375
Other	438	528	1,275	1,609
Depreciation and amortization	5,216	5,322	15,590	15,544
Hotel facility and land lease	1,987	1,750	5,512	5,271
Gain on asset dispositions, net	(118)	(85)	(273)	(140)
Undistributed corporate expenses	1,431	1,540	5,237	4,526

Total expenses	42,940	42,921	121,926	121,306

Operating income	6,903	7,334	4,674	8,422

Other income (expense):
Interest expense	(2,282)	(2,268)	(6,832)	(6,297)
Other income, net	265	49	312	111

Income (loss) before taxes	4,886	5,115	(1,846)	2,236

Income tax expense (benefit)	1,729	1,723	(843)	589

Net Income (loss) from continuing operations	3,157	3,392	(1,003)	1,647

Discontinued Operations
Income (loss) from discontinued business units, net of income tax benefit (expense) of $36 and $(128) for the three months ended and $181 and $(97) for the nine months ended September 30, 2010 and 2009, respectively	(68)	248	(351)	188
Income (loss) on disposal of discontinued business units, net of income tax benefit (expense) of $20 and $0 for the three months ended and $20 and $3 for the nine months ended September 30, 2010 and 2009, respectively	(38)	—	(38)	(5)

Net income (loss) from discontinued operations	(106)	248	(389)	183

Net Income (loss)	3,051	3,640	(1,392)	1,830

Net income (loss) attributable to noncontrolling interest	(7)	(5)	3	(5)

Net income (loss) attributable to Red Lion Hotels Corporation	$3,044	$3,635	$(1,389)	$1,825

Earnings per share — Basic
Net income (loss) from continuing operations	$0.17	$0.19	$(0.05)	$0.09
Net income (loss) from discontinued operations	$(0.01)	$0.01	$(0.02)	$0.01
Net income (loss) attributable to Red Lion Hotels Corporation	$0.16	$0.20	$(0.07)	$0.10
Weighted average shares -basic	18,514	18,157	18,402	18,089

Earnings per share — Diluted
Net income (loss) from continuing operations	$0.17	$0.19	$(0.05)	$0.09
Net income (loss) from discontinued operations	$(0.01)	$0.01	$(0.02)	$0.01
Net income (loss) attributable to Red Lion Hotels Corporation	$0.16	$0.20	$(0.07)	$0.10
Weighted average shares -diluted	18,710	18,306	18,402	18,119
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2010 and 2009

	Nine months ended September 30,
	2010	2009
	(In thousands)
Operating activities:
Net income (loss)	$(1,392)	$1,830
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,624	15,603
Gain on disposition of property, equipment and other assets, net	(273)	(132)
Impairment Loss	58	—
Deferred income tax provision (benefit)	(1,254)	872
Equity in investments	11	16
Stock based compensation expense	1,341	941
Provision for doubtful accounts	196	103
Change in current assets and liabilities:
Restricted cash	(1,842)	178
Accounts receivable	(2,171)	1,531
Inventories	21	123
Prepaid expenses and other	680	(679)
Accounts payable	3,490	(5,344)
Accrued payroll and related benefits	1,252	(1,011)
Accrued interest payable	(55)	1
Deferred income	—	900
Other accrued expenses and advance deposits	2,713	4,316

Net cash (used in) provided by operating activities	18,399	19,248

Investing activities:
Purchases of property and equipment	(7,902)	(15,106)
Proceeds from disposition of property and equipment	100	16
Advances to Red Lion Hotels Capital Trust	(27)	(27)
Other, net	395	(1,021)

Net cash (used in) provided by investing activities	(7,434)	(16,138)

Financing activities:
Borrowings on revolving credit facility	10,500	5,000
Repayment of revolving credit facility	(20,500)	(19,000)
Repayment of long-term debt	(2,358)	(2,237)
Proceeds from stock options exercised	800	—
Proceeds from issuance of common stock under employee stock purchase plan	130	119
Additions to deferred financing costs	(292)	(153)
Common stock redeemed	(84)	(11)

Net cash (used in) provided by financing activities	(11,804)	(16,282)

Net cash in discontinued operations	4	(15)

Change in cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(835)	(13,187)
Cash and cash equivalents at beginning of period	3,881	18,216

Cash and cash equivalents at end of period	$3,046	$5,029

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Income taxes	$—	$—
Interest on long-term debt	$6,777	$6,752
Cash received during periods for:
Income taxes	$672	$—
Noncash investing activities:
Conversion of accounts receivable to note receivable	$377	$—
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
     Red Lion Hotels Corporation (“Red Lion” or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale full, select and limited service hotels under the Red Lion brand. As of September 30, 2010, the Red Lion system of hotels contained 43 hotels located in eight states and one Canadian province, with 8,384 rooms and 419,987 square feet of meeting space. As of that date, the Company operated 31 hotels, of which 19 are wholly owned and 12 are leased, and franchised 12 hotels that were owned and operated by various third-party franchisees.
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
     The financial statements also include an equity method investment in a 19.9% owned real estate venture, as well as certain cost method investments in various entities included as other assets, over which the Company does not exercise significant influence. In addition, the Company holds a 3% common interest in Red Lion Hotels Capital Trust (the “Trust”) that is considered a variable interest entity. The Company is not the primary beneficiary of the Trust; thus, it is treated as an equity method investment. As more fully discussed in Note 12, the consolidated financial statements also include all of the activities of the Company’s cooperative marketing fund, also a variable interest entity.
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
     In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at September 30, 2010, the consolidated results of operations for the three and nine months ended September 30, 2010 and 2009, and the consolidated cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.
     Management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosures of contingent liabilities. Actual results could materially differ from those estimates.

3. Liquidity, Financial Condition and Risks of Refinancing Debt
     As of September 30, 2010 the Company had total long term debt maturing within one year of $20.5 million. In addition, another $5.0 million of debt that matures in October 2011 is included in the balance of long term debt, due after one year. Lastly, the outstanding balance under the Company’s revolving credit facility at September 30, 2010 of $16.0 million is included as a current liability because the facility expires in September 2011.
     The Company’s current liabilities at September 30, 2010 exceeded its current assets by $39.9 million. The Company is actively pursuing financing alternatives to address maturing debts and to supplement working capital. While the Company continues to be in compliance with its debt agreements, to generate positive cash flow from operations and positive operating income, and to have adequate liquidity to fund its ongoing operating activities, there can be no assurance that it will be able to refinance its debts when they mature.
     In addition to or in place of a new credit facility and new term debt, the Company may seek to raise additional funds through public or private financings, strategic relationships, sale of assets or other arrangements. The Company cannot assure that such funds, if needed, will be available on terms attractive to it, or at all. Furthermore, any additional equity financings may be dilutive to shareholders and debt financing, if available, may involve covenants that place substantial restrictions on the Company’s business. The Company’s failure to raise capital as and when needed could have a material adverse impact on its financial condition and its ability to pursue business strategies.
4. Property and Equipment
     Property and equipment used in continuing operations is summarized as follows (in thousands):

	September 30,	December 31,
	2010	2009
Buildings and equipment	$302,420	$295,704
Furniture and fixtures	46,822	46,226
Landscaping and land improvements	9,022	8,959

	358,264	350,889
Less accumulated depreciation and amortization	(148,667)	(134,063)

	209,597	216,826
Land	63,430	66,146
Construction in progress	5,313	2,629

	$278,340	$285,601

5. Notes Payable to Bank and Long-Term Debt
     The Company has a revolving credit facility with a syndicate of banks led by Credit Agricole Corporate and Investment Bank. Borrowings under the facility may be used to finance acquisitions or capital expenditures, for working capital and for other general corporate purposes. The obligations under the facility are collateralized by a company owned hotel, including a deed of trust and security agreement covering all of its assets. Because the facility expires in less than a year on September 13, 2011, the amounts owed under the facility at September 30, 2010 are reflected as a current liability.
     The credit facility requires the Company to comply with certain customary affirmative and negative covenants, the most restrictive of which are financial covenants dealing with leverage, interest coverage and debt service coverage. In February 2010, the Company amended the terms of the facility to modify the total leverage ratio and senior leverage ratio covenants, increase the interest rate on Eurodollar borrowings to LIBOR plus 3.25% and reduce borrowing capacity to $37.5 million. At September 30, 2010, $16.0 million was outstanding under the facility at an interest rate of 3.51%, and the Company was in compliance with all of its covenants.
     The Company also owes $12.6 million to a bank under a property note bearing interest at the bank’s prime rate and having covenants mirroring those in the credit facility. The interest rate on the outstanding balance at September 30, 2010 was 3.25%, and the Company was in compliance with all covenants.
     In addition to the credit facility, additional debt totaling $17.2 million under two notes maturing in September 2011 moved into current liabilities in the third quarter of 2010. An additional $5.0 million of debt matures in October 2011 and will move to current during the fourth quarter of 2010. The Company is actively pursuing financing alternatives to address maturing debts and to supplement working capital. This is more fully discussed in Note 3 “Liquidity, Financial Condition and Risks of Refinancing Debt”.

6. Business Segments
     As of September 30, 2010 and December 31, 2009, the Company had three operating segments — hotels, franchise and entertainment. The “other” segment consists primarily of a retail mall and miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense; therefore, it has not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues. Selected information with respect to continuing operations is as provided below (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenues:
Hotels	$46,221	$44,756	$115,473	$115,929
Franchise	999	1,046	2,446	2,845
Entertainment	2,048	3,861	6,866	8,968
Other	575	592	1,815	1,986

	$49,843	$50,255	$126,600	$129,728

Operating income (loss):
Hotels	$8,383	$8,241	$10,055	$12,101
Franchise	(97)	319	(224)	824
Entertainment	416	777	1,049	1,279
Other	(1,799)	(2,003)	(6,206)	(5,782)

	$6,903	$7,334	$4,674	$8,422

	September 30,	December 31,
	2010	2009

Identifiable assets:
Hotels	$300,409	$300,880
Franchise	17,308	16,853
Entertainment	5,094	5,143
Other	22,057	27,518

	$344,868	$350,394

7. Earnings (Loss) Per Share
     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted income (loss) per share computations for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator — basic and diluted:

Net income (loss) from continuing operations	$3,157	$3,392	$(1,003)	$1,647
Net income (loss) from discontinued operations	$(106)	$248	$(389)	$183
Net income (loss) attributable to noncontrolling interest	(7)	(5)	3	(5)
Net income (loss) attributable to Red Lion Hotels Corporation	$3,044	$3,635	$(1,389)	$1,825

Denominator:
Weighted average shares — basic	18,514	18,157	18,402	18,089
Weighted average shares — diluted	18,710	18,306	18,402	18,119

Earnings per share from continuing operations

Basic	$0.17	$0.19	$(0.05)	$0.09
Diluted	$0.17	$0.19	$(0.05)	$0.09

Earnings per share from discontinued operations
Basic	$(0.01)	$0.01	$(0.02)	$0.01
Diluted	$(0.01)	$0.01	$(0.02)	$0.01

Earnings per share attributable to Red Lion Hotels Corporation:

Basic	$0.16	$0.20	$(0.07)	$0.10
Diluted	$0.16	$0.20	$(0.07)	$0.10
     For the three months ended September 30, 2010, 109,924 of the 793,083 options to purchase common shares outstanding as of that date were considered dilutive as were 42,619of the 229,547 restricted stock units outstanding. For the three months ended September 30, 2009, 72,258 of the 1,212,771 options to purchase common shares outstanding as of that date were considered dilutive. Of the 250,195 restricted stock units outstanding, 31,310 shares were considered dilutive during the third quarter of 2009. For both comparative periods, all of the 44,837 convertible operating partnership units, respectively, were considered dilutive.
     For the nine months ended September 30, 2010, none of the 793,083 options to purchase common shares outstanding as of that date were considered dilutive due to the net loss reported. Similarly, none of the 229,547 restricted stock units outstanding were considered dilutive due to the net loss reported. For the nine months ended September 30, 2009, none of the 1,212,771 options to purchase common shares outstanding as of that date were considered dilutive as the grant date stock price of all of these options was above the weighted average price of the Company’s common stock during that period. Similarly, none of the 250,195 restricted stock units outstanding were considered dilutive. For the nine months ended September 30, 2010 none of the 44,837 convertible operating partnership units were considered dilutive due the net loss in the period. For the nine months ended September 30, 2009, 29,946 of the 44,837 convertible operating partnership units were considered dilutive.
8. Change in Executive Officers
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
9. Stock Based Compensation
     The 2006 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by the shareholders of the Company and allows awards of 2.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. In May 2010, the board of directors granted to executive officers and other key employees 5,864 options to purchase common stock and 147,039 unvested restricted stock units, all of which will vest 25% each year for four years. In addition, directors of the Company were granted an aggregate of 23,415 shares of common stock with a fair value of $0.2 million as part of the existing director compensation arrangement. As of September 30, 2010, there were 1,122,163 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.
     In the third quarter and first nine months of 2010, the Company recognized approximately $0.1 million and $0.3 million, respectively, in compensation expense related to options, compared to $0.1 million and $0.3 million, respectively, during the same periods in 2009. The 2010 nine month period included expense recorded upon the separation of the Company’s former President and Chief Executive Officer, as discussed above in Note 8. As outstanding options vest, the Company expects to recognize approximately $0.3 million in additional compensation expense, before the impact of income taxes, over a weighted average period of 19 months, including $0.1 million during the remaining three months of 2010.
     A summary of stock option activity at September 30, 2010, is as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, December 31, 2009	1,194,460	$7.36
Options granted	5,864	$7.10
Options exercised	(150,754)	$5.32
Options forfeited	(256,487)	$9.22

Balance, September 30, 2010	793,083	$7.14

Exercisable, September 30, 2010	676,464	$6.80

     Additional information regarding stock options outstanding and exercisable as of September 30, 2010, is as follows:

		Weighted
		Average		Weighted	Aggregate		Weighted	Aggregate
Range of		Remaining		Average	Intrinsic		Average	Intrinsic
Exercise	Number	Contractual	Expiration	Exercise	Value (1)	Number	Exercise	Value (1)
Prices	Outstanding	Life (Years)	Date	Price	(in thousands)	Exercisable	Price	(in thousands)

$5.10 - 6.07	404,009	1.25	2011-2014	$5.30	$865,461	404,009	$5.30	$865,461
7.10 - 7.80	141,560	2.01	2011-2020	7.45	1,994	123,196	7.46	—
8.74 - 8.80	166,836	7.60	2018	8.76	—	86,159	8.76	—
10.88	5,974	5.82	2016	10.88	—	5,974	10.88	—
12.21-13.00	74,704	6.39	2016-2017	12.61	—	57,126	12.61	—

	793,083	3.24	2011-2020	$7.14	$867,455	676,464	$6.80	$865,461

     As of September 30, 2010 and 2009, there were 229,547 and 250,195 unvested restricted stock units outstanding, respectively. Since the Company began issuing restricted stock units, approximately 6.2% of total units granted have been forfeited. In the third quarter and first nine months of 2010, the Company recognized approximately $0.1 million and $0.6 million, respectively, in compensation expense related to restricted stock units compared to $0.2 million and $0.2 million, respectively, during the same periods in 2009. The 2010 nine month expense reflects $0.4 million recorded upon the separation of the Company’s former President and Chief Executive Officer.
     As the restricted stock units vest, the Company expects to recognize approximately $1.4 million in additional compensation expense over a weighted average period of 39 months, including $0.1 million during the remaining three months of 2010.

     A summary of restricted stock unit activity as of September 30, 2010, is as follows:

		Weighted
		Average
	Number	Grant Date
	of Shares	Value

Balance, December 31, 2009	239,318	$5.24
Granted	147,039	$7.10
Vested	(124,622)	$5.32
Forfeited	(32,188)	$5.99

Balance, September 30, 2010	229,547	$6.29

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
10. Fair Value of Financial Instruments
     Estimated fair values of financial instruments (in thousands) are as indicated in the table below. The carrying amounts for cash and cash equivalents, accounts receivable and current liabilities are reasonable estimates of their fair values. The fair value of long-term debt is estimated based on the discounted value of contractual cash flows using the estimated rates currently offered for debt with similar remaining maturities. The debentures are valued at the closing price on September 30, 2010, of the underlying trust preferred securities on the New York Stock Exchange, plus the face value of the debenture amount representing the trust common securities held by the Company.

	September 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents and restricted cash	$8,689	$8,689	$7,682	$7,682
Accounts receivable	$8,626	$8,626	$6,993	$6,993

Financial liabilities:
Current liabilities, excluding debt and discontinued operations	$24,613	$24,613	$17,205	$17,205
Total debt	$93,964	$90,071	$106,322	$105,073
Debentures	$30,825	$31,602	$30,825	$25,897
     The fair values provided above are not necessarily indicative of the amounts the Company or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.
11. Commitments and Contingencies
     At any given time, the Company is subject to claims and actions incidental to the operations of our business. During the second quarter of 2010, a federal court ruled in favor of the Company in a lawsuit the Company filed against the owner of a former franchisee. The court awarded to the Company approximately $0.6 million in damages, which will accrue interest at 18% per annum pending the defendant’s appeal. During the first nine months of 2010, the Company incurred approximately $0.3 million in legal expense in connection with this matter. The Company is actively pursuing this action and cannot at this time reasonably predict the ultimate outcome of the proceedings. The Company does not expect that any sums it may receive or have to pay in connection with this or any other legal proceeding would have a materially adverse effect on its consolidated financial position or net cash flows.

12. Change in Accounting Principle
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
     Under the new guidance, the Company determined that the Company’s cooperative marketing fund, the Central Program Fund (“CPF”) now meets the definition of a VIE and should be included in its consolidated financial statements. The Company adopted these changes retrospectively on January 1, 2010. For additional information on the CPF, see Note 2 of Notes to Consolidated Financial Statements for the year ended December 31, 2009, previously filed with the SEC in the Company’s annual report on Form 10-K.
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
     The adoption of these changes was applied retrospectively, including the recording to retained earnings of the $1.0 million net of tax impact of cumulative effect of change in accounting principle as of January 1, 2008, and the consolidated financial statements have been adjusted to conform to the new treatment. On January 1, 2010, total assets decreased by $0.9 million primarily representing the consolidation of accounts receivable, and total liabilities increased $0.1 million. The impact of the CPF for the three and nine months ended September 30, 2010, added additional expense before income tax of $0.1 million and $1.0 million, respectively, compared to income of $0.6 million and expense of $0.4 million during the prior year comparable periods. The activities of the CPF are cyclical throughout any one year. For the quarters ended September 30, 2009 and December 31, 2009, net income (loss) before income tax was positively impacted by $0.6 million and $0.4 million, respectively. The total impact on net loss before income tax for the year ended December 31, 2009 related to the CPF was a negative adjustment of $24,000, compared to a positive impact of $105,000 for the year ended December 31, 2008.
13. Recent Accounting Pronouncements
     Fair Value Measurements — In January 2010, the FASB released Accounting Standards Update No. 2010-06. , The Company adopted this accounting guidance that requires disclosure of significant transfers between Level 1 and Level 2 of the fair value hierarchy, the reasons for these transfers and the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. This standard did not have a material impact on the Company’s disclosures in its consolidated financial statements.
14. Discontinued Operations
     During the three months ended September 30, 2010, the Company concluded that one of its leased hotels in Astoria, Oregon had reached the end of its useful life. Accordingly, the operations of this hotel have been classified as discontinued operations in the Company’s financial statements. The Company has segregated the assets and liabilities and operating results of this hotel from continuing operations on the Company’s balance sheet and in the consolidated statements of operations for this quarter and any comparable periods presented.

     The following table summarizes results of discontinued operations for the periods indicated (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$—	$870	$—	$1,457
Operating expenses	(97)	(475)	(498)	(1,112)
Depreciation and amortization	(7)	(19)	(34)	(60)
Income tax benefit (expense)	36	(128)	181	(97)

Net income (loss) from operations	(68)	248	(351)	188

Loss on disposal of discontinued business units	(58)	—	(58)	(8)
Income tax benefit	20	—	20	3

Net loss on disposal of discontinued business units	(38)	—	(38)	(5)

Net income (loss) from discontinued operations	$(106)	$248	$(389)	$183

     The following assets and liabilities have been segregated and classified as assets and liabilities of discontinued operations in the consolidated balance sheets as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$—	$4
Accounts receivable, net	—	2
Inventory	—	9
Prepaid expenses and other	—	46

Total current assets of discontinued operations	—	61
Property and equipment, net	—	181

Total assets of discontinued operations	$—	$242

LIABILITIES
Accounts payable	$—	$1
Accrued payroll and related benefits		2
Other accrued expenses		26

Current liabilities of discontinued operations	$—	$29

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
     The discussion and information given below excludes the results related to the Company’s leased hotel in Astoria, Oregon. The results related to the Astoria hotel have been segregated from continuing operations and reflected as discontinued operations for all periods presented. See “Note 14 — Discontinued Operations” of Condensed Notes to Consolidated Financial Statements.
     As of September 30, 2010, our hotel system contained 43 hotels located in eight states and one Canadian province, with 8,384 rooms and 419,987 square feet of meeting space as provided below:

		Total	Meeting
		Available	Space
	Hotels	Rooms	(sq. ft.)

Owned and Leased Hotels	31	6,121	304,566
Franchised Hotels	12	2,263	115,421

Total Red Lion Hotels	43	8,384	419,987

     We operate in three reportable segments:
•	The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels.

•	The franchise segment is engaged primarily in licensing the Red Lion brand to franchisees, and generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners. It has also historically reflected revenue from management fees charged to the owners of managed hotels, although we have not managed any hotels for third parties since January 2008.

•	The entertainment segment derives revenue primarily from ticketing services and promotion and presentation of entertainment productions.
     Our remaining activities, none of which constitute a reportable segment, have been aggregated into “other,” and are primarily related to our retail mall direct ownership interest that is attached to one of our hotels and other miscellaneous real estate investments.

Executive Summary
     Our company strategy is to focus on initiatives to grow revenues at our owned and leased hotels and expand our current franchise base, with an ongoing commitment to cost management and margin control. During the first quarter we announced the addition of resources to support our objectives, including executive leadership to concentrate on franchise development in markets where we have strong brand awareness which may augment our sales and marketing capabilities. During the third quarter and nine months ended September 30, 2010, we experienced some margin erosion compared to the prior year comparable periods due to revenue challenges combined with our investments made in sales, marketing and franchising that we believe will position us for long-term profitability and growth for shareholders.
     Our hotel operational strategy is to increase group, preferred corporate and higher-rated transient business to reduce reliance on discount on-line travel agent (“OTA”) and permanent business. We are also implementing centralized revenue management across our system of hotels to create greater consistency in pricing, to improve value perception and capture market share. We have added sales personnel at our properties and at the corporate office to expand our local and national reach in an effort to grow our mix of group and preferred corporate customer base. Non-qualified retail and preferred corporate room business increased during the first nine months of 2010 compared to the prior year, offset by targeted declines in room nights from heavily discounted segments. While these efforts are in their early stages, and pricing and guest capture continues to be highly competitive, we are encouraged by the gains we are reporting compared to the prior year period.
     RevPAR in the third quarter of 2010 for our owned and leased properties increased 8.3% from the third quarter of 2009, and increased 3.9% for the first nine months of 2010 from the same period of the prior year. Occupancy was up 160 basis points quarter-on-quarter and up 90 basis points year-over-year. ADR for the three months ended September 30, 2010 has increased to $90.50 from the prior year same quarter ADR of $85.57. ADR for the nine months ended September 30, 2010 was $85.74 compared to $83.74 for the same period of the prior year. Average occupancy, average daily rate and revenue per available room statistics are provided below on a comparable basis.

	For the three months ended September 30,						For the nine months ended September 30,
	2010			2009			2010			2009
	Average (1)		RevPAR	Average (1)		RevPAR	Average (1)		RevPAR	Average (1)		RevPAR
	Occupancy	ADR (2)	(3)	Occupancy	ADR (2)	(3)	Occupancy	ADR (2)	(3)	Occupancy	ADR (2)	(3)

Owned and Leased Hotels	70.1%	$90.50	$63.46	68.5%	$85.57	$58.58	59.3%	$85.74	$50.83	58.4%	$83.74	$48.90
Franchised Hotels	63.9%	$78.24	$50.03	62.6%	$77.26	$48.39	54.1%	$77.49	$41.91	54.8%	$78.40	$42.96

Total Red Lion Hotels	68.5%	$87.50	$59.93	66.9%	$83.53	$55.90	57.9%	$83.72	$48.49	57.5%	$82.40	$47.34

Change from prior comparative period:
Owned and Leased Hotels	1.6	5.8%	8.3%				0.9	2.4%	3.9%
Franchised Hotels	1.3	1.3%	3.4%				(0.7)	-1.2%	-2.4%

Total Red Lion Hotels	1.6	4.8%	7.2%				0.4	1.6%	2.4%

(1)	Average occupancy represents total paid rooms divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period and includes rooms taken out of service for renovation.

(2)	Average daily rate (“ADR”) represents total room revenues divided by the total number of paid rooms occupied by hotel guests.

(3)	Revenue per available room (“RevPAR”) represents total room and related revenues divided by total available rooms.
     We expect economic conditions will continue to challenge our industry and create a difficult operating environment through the remainder of 2010. While our goal is to deliver bottom-line profitability through the above described initiatives, there can be no assurance that we will achieve this goal if economic conditions do not improve.
Results of Operations
     During the third quarter of 2010, we reported net income from continuing operations of $3.2 million compared to net income of $3.4 million during the third quarter of 2009. EBITDA from continuing operations decreased $0.3 million to $12.4 million, impacted primarily by our investments in direct sales and franchise development activities, and competitive rate pressures.
     For the first nine months of 2010, we reported a net loss from continuing operations of $1.0 million compared to net income of $1.6 million during the first nine months of 2009. In January 2010, we terminated the employment agreement of our President and Chief Executive Officer, which resulted in recorded expense of $1.2 million for separation and other benefits. The $1.2 million recorded during the first quarter of 2010 included $0.4 million in stock-based compensation expense related to the immediate vesting of 84,433 of the former executive’s restricted stock units, as well as for the extension of the exercise period for certain vested stock options. The following table details the impact of the $1.2 million in separation costs for the nine months ended September 30, 2010 on net loss, loss per share and EBITDA:

Nine months ended
September 30, 2010
(in thousands)
Separation costs	$(1,219)
Income tax benefit	433

Impact of separation costs on net income	$(786)

Separation costs	(0.06)
Income tax benefit	0.02

Impact of separation costs on earnings per share	$(0.04)

Impact of separation costs on EBITDA	$(1,219)

     A summary of our consolidated statement of operations is provided below (in thousands, except per share data). Certain amounts disclosed in the prior period have been reclassified to conform to the current period presentation as it relates to the consolidation of the Central Program Fund (“CPF”) as discussed in Note 12 in Condensed Notes to Consolidated Financial Statements and also discontinued operations as discussed in Note 14 in Condensed Notes to Consolidated Financial Statements. As a result, franchise segment revenue increased $0.6 million during the third quarter of 2010 and increased $0.7 million during the third quarter of 2009. Hotel and franchise segment expenses increased $0.6 million in the third quarter of 2010 and decreased $0.1 million in the third quarter of 2009.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Total revenue	$49,843	$50,255	$126,600	$129,728
Operating expenses	42,940	42,921	121,926	121,306

Operating income	6,903	7,334	4,674	8,422

Other income (expense):
Interest expense	(2,282)	(2,268)	(6,832)	(6,297)
Other income, net	265	49	312	111

Income (loss) before taxes	4,886	5,115	(1,846)	2,236

Income tax expense (benefit)	1,729	1,723	(843)	589

Net Income (loss) from continuing operations	3,157	3,392	(1,003)	1,647

Discontinued operations:
Income (loss) from discontinued business units, net of income tax benefit (expense) of $36 and $(128) for the three months ended and $181and $(97) for the nine months ended September 30, 2010 and 2009, respectively	(68)	248	(351)	188
Loss on disposal of discontinued business units, net of income tax benefit of $20 and $0 for the three months ended and $20 and $3 for the nine months ended September 30, 2010 and 2009, respectively	(38)	—	(38)	(5)

Net Income (loss)	3,051	3,640	(1,392)	1,830

Income (loss) attributable to noncontrolling interest	(7)	(5)	3	(5)

Net income (loss) attributable to Red Lion Hotels Corporation	$3,044	$3,635	$(1,389)	$1,825

EBITDA	$12,221	$13,094	$20,021	$24,409
EBITDA as a percentage of revenues	24.5%	26.1%	15.8%	18.8%

EBITDA from continuing operations	$12,377	$12,700	$20,579	$24,072
EBITDA from continuing operations as a percentage of revenues	24.8%	25.3%	16.3%	18.6%
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
     The following is a reconciliation of EBITDA to net income (loss) attributable to Red Lion Hotels Corporation for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
EBITDA	$12,221	$13,094	$20,021	$24,409
Income tax (expense) benefit	(1,674)	(1,852)	1,046	(683)
Interest expense	(2,282)	(2,268)	(6,832)	(6,297)
Depreciation and amortization	(5,221)	(5,339)	(15,624)	(15,604)

Net income (loss) attributable to Red Lion Hotels Corporation	$3,044	$3,635	$(1,389)	$1,825

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
EBITDA from continuing operations	$12,377	$12,700	$20,579	$24,072
Income tax (expense) benefit	(1,729)	(1,723)	843	(589)
Interest expense	(2,282)	(2,268)	(6,832)	(6,297)
Depreciation and amortization	(5,216)	(5,322)	(15,590)	(15,544)
Discontinued operations, net of tax	(106)	248	(389)	183

Net income (loss) attributable to Red Lion Hotels Corporation	$3,044	$3,635	$(1,389)	$1,825

Revenue
     A breakdown of our revenues for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
Operating revenue	2010	2009	2010	2009
Hotels:
Rooms	$35,734	$32,988	$84,934	$81,722
Food and beverage	9,048	10,453	26,914	31,037
Other department	1,439	1,315	3,625	3,170

Total hotels segment	46,221	44,756	115,473	115,929

Franchise	999	1,046	2,446	2,845
Entertainment	2,048	3,861	6,866	8,968
Other	575	592	1,815	1,986

Total Operating Revenue	$49,843	$50,255	$126,600	$129,728

     Three Months Ended September 30, 2010 and 2009
     During the third quarter of 2010, revenue from the hotels segment increased $1.5 million, or 3.3%, compared to the third quarter of 2009. The increase in rooms revenue in the current period was driven by an increase in both ADR and occupancy. Third quarter 2010 ADR was up 5.8% from third quarter of 2009 primarily driven by group room rate increases and a decreased reliance on discounted OTA rooms. Occupancy for the third quarter of 2010 was 70.1% representing an increase of 160 basis points compared to the third quarter of 2009. The occupancy increase was primarily driven by the implementation of our mix change initiatives. Food and beverage revenues declined $1.4 million, or 13.4%, during the third quarter of 2010 compared to the third quarter of 2009, reflecting the impact of our breakfast-inclusive sales strategy and the decision to modify food and beverage offerings in select markets.
     Revenue from the franchise segment decreased $0.1 million compared to the prior year due to the fact that there was one less franchised hotel in the system. Revenues from the entertainment segment decreased $1.8 million, or 47.0%, quarter-over-quarter as a result of the impact of one less “Best of Broadway” production in the third quarter of 2010 than in the third quarter of 2009.
     Nine Months Ended September 30, 2010 and 2009
     In the first nine months of 2010, revenue from the hotels segment decreased $0.5 million, or 0.4%, compared to the first nine months of 2009, driven by a $4.1 million, or 13.3%, drop in food and beverage revenue. Room revenues in the first nine months of 2010 were positively impacted by our focus on higher-rated transient and preferred corporate guests and reduced room bookings from discount OTA channels. Compared to the first nine months of 2009, RevPAR increased 3.9% for owned and leased hotels on a 90 basis point increase in occupancy and a 2.4% increase in ADR. Current period results were also impacted by the introduction of our Variable Dining Option concept that includes a system-wide breakfast initiative to compete with the limited and select service hotels that offer free breakfast in our markets.
     Revenue from the franchise segment decreased $0.4 million compared to the first nine months of 2009, due to a one-time settlement received in 2009. Entertainment revenue was down 23.4% to $6.9 million as a result of the impact of one less “Best of Broadway” production in the nine month period ended September 30, 2010.
Operating Expenses
     Operating expenses include direct expenses for each of the operating segments, hotel facility and land lease expense, depreciation and amortization, gain or loss on asset dispositions and undistributed corporate expenses. In the aggregate, operating expenses during the third quarter of 2010 compared to the third quarter of 2009 were essentially flat, while during the first nine months they increased $0.6 million year-over-year, as shown below:

	Three months ended		Nine months ended
	September 30,		September 30,
Operating Expenses	2010	2009	2010	2009
	(In thousands)

Hotels	$31,652	$30,233	$86,864	$85,357
Franchise	789	646	2,177	1,764
Entertainment	1,545	2,987	5,544	7,375
Other	438	528	1,275	1,609
Depreciation and amortization	5,216	5,322	15,590	15,544
Hotel facility and land lease	1,987	1,750	5,512	5,271
Gain on asset dispositions, net	(118)	(85)	(273)	(140)
Undistributed corporate expenses	1,431	1,540	5,237	4,526

Total operating expenses	$42,940	$42,921	$121,926	$121,306

Hotels revenue — owned	$33,316	$32,354	$83,582	$84,545
Direct margin (1)	$10,674	$11,044	$21,603	$24,437
Direct margin %	32.0%	34.1%	25.8%	28.9%

Hotels revenue — leased	$12,904	$12,402	$31,891	$31,384
Direct margin (1)	$3,895	$3,478	$7,006	$6,134
Direct margin %	30.2%	28.0%	22.0%	19.5%

Franchise revenue	$999	$1,046	$2,446	$2,845
Direct margin (1)	$210	$400	$269	$1,081
Direct margin %	21.0%	38.2%	11.0%	38.0%

Entertainment revenue	$2,048	$3,861	$6,866	$8,968
Direct margin (1)	$503	$874	$1,322	$1,593
Direct margin %	24.6%	22.6%	19.3%	17.8%

Other revenue	$575	$592	$1,815	$1,986
Direct margin (1)	$137	$64	$540	$377
Direct margin %	23.8%	10.8%	29.8%	19.0%

(1)	Revenues less direct operating expenses.
     Three Months Ended September 30, 2010 and 2009
     Direct hotel expenses in the third quarter of 2010 increased by $1.4 million, or 4.7%, compared to the third quarter of 2009. Room related expenses increased $1.4 million, or 15.6%, compared with a room revenue increase of $2.7 million. Food and beverage costs decreased $0.9 million, or 10.5%, compared with a food and beverage revenue decrease of $1.4 million. Quarter-on-quarter, the hotel segment reported a 15.8% increase in expense related to sales personnel and technology expense. Overall, the hotels segment had a direct profit of $14.6 million during the third quarter of 2010 compared to $14.5 million during the third quarter of 2009, providing for a direct operating margin in the current period of 31.5%, a 90 basis point decline compared to 32.4% during the same period in 2009.
     As discussed in Note 12 of Condensed Notes to Consolidated Financial Statements, in June 2009, the FASB issued changes to the consolidation guidance applicable to variable interest entities (“VIE”). Under the new guidance, we determined that our Central Program Fund (“CPF”) now meets the definition of a VIE and should be included in our consolidated financial statements. We adopted these changes retrospectively on January 1, 2010.
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
     The adoption of these changes were applied retrospectively, including the recording to retained earnings of the $1.0 million impact of cumulative effect of change in accounting principle as of the earliest period presented, and the consolidated financial statements have been adjusted to conform to the new treatment. The table below represents the impact on consolidation of the CPF for the three months ended September 30, 2010 and 2009 (in thousands, except per share data), which added additional net loss of $0.1 million and net income of $0.6 million, respectively, before the impact of income tax expense.

	Three months ended September 30, 2010			Three months ended September 30, 2009
	Amounts			Amounts
	before	Impact of		before	Impact of
	CPF	CPF	As reported	CPF	CPF	As reported

Revenue:
Hotels	$46,221	$—	$46,221	$44,756	$—	$44,756
Franchise	393	606	999	389	657	1,046
Entertainment	2,048	—	2,048	3,861	—	3,861
Other	575	—	575	592	—	592

Total revenues	49,237	606	49,843	49,598	657	50,255

Operating expenses:
Hotels	31,720	(67)	31,652	30,854	(621)	30,233
Franchise	159	630	789	154	492	646
Entertainment	1,545	—	1,545	2,987	—	2,987
Other	438	—	438	528	—	528
Depreciation and amortization	5,216	—	5,216	5,322	—	5,322
Hotel facility and land lease	1,987	—	1,987	1,750	—	1,750
Gain on asset dispositions, net	(118)	—	(118)	(85)	—	(85)
Undistributed corporate expenses	1,431	—	1,431	1,540	—	1,540

Total expenses	42,378	563	42,940	43,050	(129)	42,921

Operating income (loss)	6,859	44	6,903	6,548	786	7,334

Other income (expense):
Interest expense	(2,282)	—	(2,282)	(2,268)	—	(2,268)
Other income, net	368	(103)	265	189	(140)	49

Income (loss) before income taxes	4,945	(59)	4,886	4,469	646	5,115

Income tax expense	1,729	—	1,729	1,723	—	1,723

Net income (loss) from continuing operations	$3,216	$(59)	$3,157	$2,746	$646	$3,392

Net income (loss) per share from continuing operations	$0.17	$(0.00)	$0.17	$0.15	$0.03	$0.19

Weighted-average shares outstanding — diluted	18,710	18,710	18,710	18,306	18,306	18,306
EBITDA from continuing operations	$12,436	$(59)	$12,377	$12,054	$646	$12,700
     Direct costs for the franchise segment increased $0.1 million in the third quarter of 2010 compared to the third quarter of 2009, resulting in a direct margin decrease of $0.2 million from the decreased revenue as discussed above, due to an increase in legal fees quarter-over-quarter and the addition of personnel as part of our operating strategy of growing our franchise base. The entertainment segment reported decreased expenses of $1.4 million, or 48.3%, in-line with the revenue decrease of 47.0% during the third quarter of 2010 compared to the same period in 2009. Overall, the entertainment segment reported a direct margin profit of $0.5 million during the third quarter of 2010, a 42.4% decline from the third quarter of 2009.
     Depreciation and amortization expense decreased 2.0% quarter over quarter to $5.2 million, and total undistributed corporate expenses decreased 7.0% to $1.4 million. Undistributed corporate expenses include general and administrative charges such as corporate payroll, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment are distributed, such as accounting, human resources and information technology, and are included in direct expenses.
     Nine Months Ended September 30, 2010 and 2009
     Direct hotel expenses during the first nine months of 2010 were $86.9 million compared to $85.4 million for the first nine months of 2009, representing a 1.8% increase year over year. Rooms related expenses increased $2.9 million, offset by a food and beverage cost decrease of $2.9 million during the comparable periods, reflecting the impact of our breakfast-inclusive sales strategy and the decision to modify food and beverage offerings in select markets. As part of our operations strategy, the hotel segment reported a 15.9%, or $1.3 million, increase in expense related to sales personnel and technology expense during the first nine months of 2010 compared to the first nine months of 2009. Overall, the segment recorded direct profit during the first nine months of 2010 of $28.6 million compared to $30.6 million during the first nine months of 2009.
     As discussed above and in Note 12 of Condensed Notes to Consolidated Financial Statements, we have included our CPF in our consolidated financial statements retrospectively on January 1, 2010. The table below represents the impact on consolidation of the CPF for the nine months ended September 30, 2010 and 2009 (in thousands, except per share data), which added additional net loss of $1.0 million and $0.4 million, respectively, before the impact of income tax benefit.

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Amounts			Amounts
	before	Impact of		before	Impact of
	CPF	CPF	As reported	CPF	CPF	As reported

Revenue:
Hotels	$115,473	$—	$115,473	$115,929	$—	$115,929
Franchise	1,022	1,424	2,446	1,397	1,448	2,845
Entertainment	6,866	—	6,866	8,968	—	8,968
Other	1,815	—	1,815	1,986	—	1,986

Total revenues	125,176	1,424	126,600	128,280	1,448	129,728

Operating expenses:
Hotels	86,352	512	86,864	85,383	(26)	85,357
Franchise	595	1,582	2,177	300	1,464	1,764
Entertainment	5,544	—	5,544	7,375	—	7,375
Other	1,275	—	1,275	1,609	—	1,609
Depreciation and amortization	15,590	—	15,590	15,544	—	15,544
Hotel facility and land lease	5,512	—	5,512	5,271	—	5,271
Gain on asset dispositions, net	(273)	—	(273)	(140)	—	(140)
Undistributed corporate expenses	5,237	—	5,237	4,526	—	4,526

Total expenses	119,832	2,094	121,926	119,868	1,438	121,306

Operating income (loss)	5,344	(670)	4,674	8,412	10	8,422

Other income (expense):
Interest expense	(6,832)	—	(6,832)	(6,297)	—	(6,297)
Other income, net	653	(341)	312	537	(426)	111

Income (loss) before income taxes	(835)	(1,011)	(1,846)	2,652	(416)	2,236

Income tax (benefit) expense	(843)	—	(843)	589	—	589

Net income (loss) from continuing operations	$8	$(1,011)	$(1,003)	$2,063	$(416)	$1,647

Net income (loss) per share from continuing operations	$0.00	$(0.05)	$(0.05)	$0.11	$(0.02)	$0.09

Weighted-average shares outstanding	18,402	18,402	18,402	18,119	18,119	18,119
EBITDA from continuing operations	$21,590	$(1,011)	$20,579	$24,488	$(416)	$24,072
     Direct costs for the franchise segment increased $0.4 million during the first nine months of 2010 over the 2009 period, for a segment margin decline of $0.8 million year over year. Entertainment costs decreased $1.8 million, or 24.8%, on a revenue decline of $2.1 million from the prior year period. Overall, the entertainment segment reported a direct margin profit decrease of 17.0% to $1.3 million during the first nine months of 2010 compared to the first nine months of 2009.
     Undistributed corporate expenses during the first nine months of 2010 increased $0.7 million, or 15.7%, over the prior year period. These expenses included the $1.2 million expense recorded during the first quarter of 2010 upon the separation of our former President and Chief Executive Officer as discussed above.
Income Taxes
     During the third quarter of 2010, we reported income tax expense of $1.7 million on income from continuing operations compared to income tax expense of $1.7 million during the third quarter of 2009. During the first nine months of 2010, we recognized an income tax benefit of $0.8 million compared to $0.6 million income tax expense during the same period in 2009. The experienced rate on pre-tax net income differed from the statutory combined federal and state rates primarily due to the utilization of certain incentive tax credits allowed under federal law.
Liquidity and Capital Resources
     As of September 30, 2010 we had total long term debt maturing within one year of $20.5 million. In addition, another $5.0 million of debt that matures in October 2011 is included in the balance of long term debt, due after one year. Lastly, the outstanding balance under our revolving credit facility at September 30, 2010 of $16.0 million is included as a current liability because the facility expires in September 2011.
     Our current liabilities at September 30, 2010 exceeded our current assets by $39.9 million. We are actively pursuing financing alternatives to address maturing liabilities and to supplement working capital. While we continue to be in compliance with our debt agreements, to generate positive cash flow from operations and positive operating income, and to have adequate liquidity to fund our ongoing operating activities, there can be no assurance that we will be able to refinance our debts when they mature.
     In addition to or in place of a new credit facility and new term debt, we may seek to raise additional funds through public or private financings, strategic relationships, sale of assets or other arrangements. We cannot assure that such funds, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financings may be dilutive to shareholders and debt financing, if available, may involve covenants that place substantial restrictions on our business. Our failure to secure funding as and when needed could have a material adverse impact on our financial condition and our ability to pursue business strategies.
     At September 30, 2010, outstanding debt was $124.8 million. In addition to the $16.0 million outstanding under the credit facility, we had other outstanding bank debt of $12.6 million under a variable rate note, $30.8 million in the form of trust preferred securities and a total of $65.4 million in 13 fixed-rate notes collateralized by individual properties. Our average pre-tax interest rate on debt was 6.9% at September 30, 2010, of which 77.1% was fixed at an average rate of 7.9% and 22.9% was at an average variable rate of 3.4%. In July 2010, we extended the maturity date for the credit facility to September 2011 under the terms of the agreement. Our first fixed-rate term debt maturity is in September 2011. Only the credit facility and a variable rate bank note have financial covenants, with which we were in compliance as of September 30, 2010.
     In February 2010, we signed an amendment to our credit facility in order to increase our financial flexibility. The amendments to the facility, secured by our Seattle Red Lion Hotel on Fifth Avenue property, modified our total leverage ratio and senior leverage ratio covenants for 2010 and 2011, increased the interest rate on Eurodollar borrowings to LIBOR plus 3.25% and reduced borrowing capacity to $37.5 million from the previous $50 million. We also have a prime rate property note secured by our Red Lion Bellevue location, with a balance of $12.6 million at September 30, 2010 and due in 2013. This note has financial covenants that mirror those of our credit facility, and was also amended in February 2010. The interest rate on this note was 3.25% at September 30, 2010.
     A comparative summary of our balance sheets at September 30, 2010 and December 31, 2009 is provided below:

	September 30,	December 31,
	2010	2009
Consolidated balance sheet data (in thousands):
Cash and cash equivalents	$3,046	$3,881
Working capital (1)	$(39,886)	$(1,161)
Assets of discontinued operations	$—	$242
Property and equipment, net	$278,340	$285,601
Total assets	$344,868	$350,636

Liabilities of discontinued operations	$—	$29
Total debt	$93,964	$106,322
Debentures due Red Lion Hotels Capital Trust	$30,825	$30,825
Total liabilities	$168,811	$175,614
Total stockholders’ equity	$176,057	$175,022

(1)	Represents current assets less current liabilities.
     During the remaining three months of 2010, we expect cash expenditures to primarily include the funding of operating activities, interest payments on our outstanding indebtedness and capital expenditures.

Operating Activities
     Net cash provided by operations totaled $18.4 million during the first nine months of 2010, a 4.4% decrease from the net cash provided by operations of $19.2 million during the first nine months of 2009. The net income, adjusted for non-cash income statement expenses, including depreciation and amortization, provision for deferred tax and stock based compensation, provided cash from operations of $14.3 million compared to $19.2 million during the first nine months of 2009. Working capital changes, including restricted cash, receivables, accruals, payables and inventories, were $4.1 million positive during the first nine months of 2010 compared with a net zero change during the comparable period of 2009. During the first nine months of 2010 and 2009, the changes in accounts payable and accrued payroll balances were $4.7 million and ($6.4) million, respectively, were due to timing of payments, offset by an increase in our accounts receivable and restricted cash balances of $4.0 million and a decrease of accounts receivable and restricted cash balances of $1.7 million, respectively. We realized a $5.3 million negative change in accounts payable in the first nine months of 2009, primarily as a result of renovation activities that were completed at our Red Lion Anaheim property in February 2009, offset by a $1.5 million positive change in accounts receivable in 2009. In June 2009, we received $0.9 million in deferred lease income pursuant to an amendment to the sublease agreement for the Red Lion Hotel Sacramento. The $0.9 million will be recognized over the life of the sublease agreement.
Investing Activities
     Net cash used in investing activities totaled $7.4 million during the first nine months of 2010 compared to $16.1 million during 2009. Cash additions to property and equipment decreased $7.2 million from the first nine months of 2009, as the prior year period included the completion of renovations at our Red Lion Anaheim, Seattle’s Fifth Avenue and Denver properties. Capital expenditures in 2010 are expected to be $10.8 million, and will primarily support essential investments in maintenance, technology and basic hotel improvement projects. For the remainder of 2010, we will continue to manage our capital and expect our cash expenditures to primarily include the funding of operating activities and interest payments on our outstanding indebtedness. We may reduce our anticipated level of capital spending to match appropriate needs and circumstances.
     During 2009, we utilized $0.3 million of restricted cash to fulfill our commitment of $0.9 million in tenant improvements at the Red Lion Hotel Sacramento in connection with an amendment to the sublease agreement. This commitment was completed by the end of 2009.
Financing Activities
     Net cash used in financing activities was $11.8 million during the first nine months of 2010 compared to $16.3 million used during the first nine months of 2009. Net financing activities during the first nine months of 2010 benefited from the exercise by employees of stock options resulting in proceeds to us of $0.8 million, with no options having been exercised during 2009. During the current period, we had a net repayment on our credit facility of $10.0 million, and made scheduled long-term debt principal payments similar to the prior year period of $2.4 million.
     At September 30, 2010, we had total debt obligations of $124.8 million, of which $65.4 million was under 13 notes collateralized by individual hotels with fixed interest rates ranging from 5.9% to 8.1%. These 13 notes mature beginning in 2011 and continuing through 2013. Included within outstanding debt are debentures due to the Red Lion Hotels Capital Trust of $30.8 million, which are uncollateralized and due to the trust in 2044 at a fixed rate of 9.5%. Our average pre-tax interest rate on debt was 6.9% at September 30, 2010.
     Of the $124.8 million in total debt obligations, three pools of cross securitized debt exist: (i) one consisting of five properties with total borrowings of $19.7 million; (ii) a second consisting of two properties with total borrowings of $17.7 million; and (iii) a third consisting of four properties with total borrowings of $22.0 million. Each pool of securitized debt and the other collateralized hotel borrowings include defeasance provisions for early repayment.

Contractual Obligations
     The following table summarizes our significant contractual obligations as of September 30, 2010 (in thousands):

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt (1)	$105,223	$42,094	$63,129	$—	$—
Operating leases (2)	65,003	8,692	14,032	12,014	30,265
Service agreements	1,689	655	1,034	—	—
Debentures due Red Lion Hotels Capital Trust (1)	128,681	2,928	5,857	5,857	114,039

Total contractual obligations (3)	$300,596	$54,369	$84,052	$17,871	$144,304

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)	Operating lease amounts are net of estimated sublease income of $10.5 million annually.

(3)	With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.
     In 2001, we assumed a master lease agreement for 17 hotel properties, including 12 that were part of the Red Lion acquisition. Subsequently, we entered into an agreement with Doubletree DTWC Corporation whereby Doubletree DTWC Corporation is subleasing five of these hotel properties from Red Lion. During the second quarter of 2010, we amended the master lease agreement to exclude the Astoria, Oregon property due to its closure earlier in the year. Total fees paid to amend the agreement were $0.3 million. The master lease agreement requires minimum monthly payments of $1.2 million plus contingent rents based on gross receipts from the 16 hotels, of which approximately $0.8 million per month is paid by a sub-lease tenant. The lease agreement expires in December 2020, although we have the option to extend the term on a hotel-by-hotel basis for three additional five-year terms.
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
Franchise Contracts
     At September 30, 2010, our system of hotels included 12 hotels under franchise agreements, representing a total of 2,263 rooms and 115,421 square feet of meeting space. During the second quarter of 2010, a franchise agreement for the Red Lion Hotel Bakersfield (165 rooms) ended by agreement and was not renewed, and this property left our system of hotels. Subsequent to the end of the quarter and prior to the filing of this quarterly report, we signed two more hotels into the Red Lion system. Both properties are located in Northern California. The first will be a Red Lion Inn located in Rancho Cordova, a suburb of Sacramento, California. This 111 room limited service hotel is expected to open as a Red Lion Inn in January 2011. The second will be the Red Lion Hotel, Oakland International Airport. This property is an independent full service airport hotel with 189 rooms, and is expected to be converted to the Red Lion flag in early 2011.
Off-balance Sheet Arrangements
     As of September 30, 2010, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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
     The adoption of these changes were applied retrospectively, including the recording to retained earnings of the $1.0 million net of tax impact of cumulative effect of change in accounting principle as of January 1, 2008, and the consolidated financial statements have been adjusted to conform to the new treatment. On January 1, 2010, total assets decreased by $0.9 million primarily representing the consolidation of accounts receivable, and total liabilities increased $0.1 million. The impact of the CPF for the three and nine months ended September 30, 2010 and 2009, added additional expense before income tax of $0.1 million and income of $0.6 million, and expense of $1.0 million and $0.4 million, respectively. The activities of the CPF are cyclical throughout any one year. For the quarters ended September 30, 2009 and December 31, 2009, net income (loss) before income tax was positively impacted by $0.6 million and $0.4 million, respectively. The total impact on net loss before income tax for the year ended December 31, 2009 related to the CPF was a negative adjustment of $24,000, compared to a positive impact of $105,000 for the year ended December 31, 2008. We anticipate the activities of the CPF will not have a material impact on the consolidated financial statements for the full year 2010.
     Fair Value Measurements — In January 2010, the FASB released Accounting Standards Update No. 2010-06 (“ASU 2010-06”), we adopted new accounting guidance that requires disclosure of significant transfers between Level 1 and Level 2 of the fair value hierarchy, the reasons for these transfers and the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. This standard did not have a material impact on our disclosures in its consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At September 30, 2010, $96.2 million of our outstanding debt was subject to currently fixed interest rates and was not exposed to market risk from rate changes. In February 2010, we amended the terms of our credit facility to modify our total leverage ratio and senior leverage ratio covenants for 2010 and 2011, increase the interest rate on Eurodollar borrowings to LIBOR plus 3.25% and reduce borrowing capacity to $37.5 million from the previous $50 million. At the same time, we also amended the variable rate property note secured by our Red Lion Bellevue location. The interest rate on the $12.6 million outstanding under that note is now based on Prime at 3.25%. Outside of these changes, we do not foresee any other changes of significance in our exposure to fluctuations in interest rates, although we will continue to manage our exposure to this risk by monitoring available financing alternatives.
     The below table summarizes our debt obligations at September 30, 2010 on our consolidated balance sheet (in thousands). During the first nine months of 2010, principal payments of $12.4 million were made that were included as debt obligations at December 31, 2009, including $10.0 million in net repayments on our credit facility.

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Long-term debt	$812	$41,275	$1,974	$49,903	$—	$—	$93,964	$90,071
Average interest rate							5.9%

Debentures due Red Lion Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$31,602
Average interest rate							9.5%
Item 4. Controls and Procedures
     As of September 30, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our former Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.
     There were no changes in internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the first nine months of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     At any given time, we are subject to claims and actions incidental to the operation of our business. For additional information on our commitments and contingencies, see Note 11 of Condensed Notes to Consolidated Financial Statements. While the outcome of these proceedings cannot be predicted, it is the opinion of management that none of such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.
Item 1A.Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A Risk Factors in our annual report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our annual report may not be the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Reserved
Item 5. Other Information
     None.

Item 6. Exhibits
Index to Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14(b)
32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13(a)-14(b)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Red Lion Hotels Corporation
Registrant

	Signature	Title	Date

By:	/s/ Jon E. Eliassen Jon E. Eliassen	President and Chief Executive Officer (Principal Executive Officer) and (Principal Financial Officer)	November 8, 2010