Form 10-K
period 2010-12-31
Red Lion Hotels CORP
filed 2011-03-16
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock as of June 30, 2010 was $110.0 million, of which 69.9% or $76.9 million was held by non-affiliates as of that date. As of March 8, 2011, there were 18,993,267 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Registrant’s 2010 fiscal year, are incorporated by reference herein in Part III.

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

As of December 31, 2010, our system of hotels contained 44 hotels located in eight states and one Canadian province, with 8,557 rooms and 425,397 square feet of meeting space as provided below:

		Total	Meeting
		Available	Space
	Hotels	Rooms	(sq. ft.)

Red Lion Owned and Leased Hotels	31	6,121	304,566
Red Lion Franchised Hotels	13	2,436	120,831

Total	44	8,557	425,397

Operations

We operate in three reportable segments:

The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels. As of December 31, 2010, we operated 31 hotels, of which 19 are wholly-owned and

12 are leased. During 2010, our hotel segment accounted for approximately 90.9% of total revenues. In September 2010, and as further discussed in Note 22 of Notes to Consolidated Financial Statements, we concluded that one of our leased hotels in Astoria, Oregon had reached the end of its useful life and the hotel was closed. Accordingly, the operations of that hotel have been classified as discontinued operations in our financial statements.

The franchise segment is engaged primarily in licensing the Red Lion brand to franchisees. This segment generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners in exchange for the use of our brand and access to our central services programs. These programs include our reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards. As of December 31, 2010, we had 13 franchised hotels operating under the Red Lion brand. During 2010, our franchise segment accounted for approximately 2.0% of total revenues.

The franchise segment has also historically reflected revenue from management fees charged to the owners of managed hotels. We have not managed any hotels for third parties since January 2008.

The entertainment segment derives revenues primarily from ticketing services and promotion and presentation of entertainment productions under the operations of TicketsWest and WestCoast Entertainment. We offer ticketing inventory management systems, call center services, and outlet/electronic channel distribution for event locations. We have developed an electronic ticketing platform that is integrated with our electronic hotel distribution system. During 2010, our entertainment segment accounted for approximately 5.6% of total revenues.

Our remaining activities, none of which constitutes a reportable segment, have been aggregated into “other.”

A summary of our reporting segment revenues is provided below (in thousands, except for percentages). For further information regarding our business segments, see Note 4 of Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2010		2009		2008

Hotels:
Rooms revenue	$107,489	65.7%	$101,975	61.5%	$115,564	61.4%
Food and beverage revenue	36,246	22.2%	41,484	25.0%	48,506	25.8%
Other department revenue	4,833	3.0%	4,313	2.6%	4,540	2.4%

Total hotels segment revenue	148,568	90.9%	147,772	89.1%	168,610	89.6%

Franchise revenue	3,209	2.0%	3,616	2.2%	4,442	2.3%
Entertainment revenue	9,236	5.6%	11,690	7.1%	12,016	6.4%
Other revenue	2,481	1.5%	2,641	1.6%	3,140	1.7%

Total revenue	$163,494	100.0%	$165,719	100.0%	$188,208	100.0%

Revenue per available room (“RevPAR”) for owned and leased hotels on a comparable basis for 2010 increased 5.4% due to a 160 basis point increase in occupancy and a 2.5% increase in average daily rate (“ADR”). The increase in rate was primarily driven by a continued emphasis on modifications to our food and beverage offerings. System-wide, which includes franchised hotels, RevPAR on a comparable basis increased 3.5% year-over-year due to a 120 basis point increase in occupancy and a 1.4% increase in ADR. Average occupancy, ADR and RevPAR statistics are provided below:

	2010			2009
	Average			Average
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR

Owned and Leased Hotels	57.1%	$84.33	$48.11	55.5%	$82.25	$45.64
Franchised Hotels	52.1%	$76.55	$39.91	52.2%	$78.25	$40.87

Total System Wide(1)	55.8%	$82.42	$45.96	54.6%	$81.25	$44.39

Change from prior comparative periods:

	2010 vs. 2009

Owned and Leased Hotels	1.6	2.5%	5.4%
Franchised Hotels	(0.1)	(2.2)%	(2.3)%

Total System Wide	1.2	1.4%	3.5%

(1)	Includes all hotels owned, leased and franchised, presented on a comparable basis.

Average occupancy, ADR and RevPAR, as defined below, are widely used in the hospitality industry and appear throughout this document as important measures to the discussion of our operating performance.

•	Average occupancy represents total paid rooms occupied divided by total available rooms. We use average occupancy as a measure of the utilization of capacity in our system of hotels.

•	RevPAR represents total room and related revenues divided by total available rooms. We use RevPAR as a measure of performance yield in our system of hotels.

•	ADR represents total room revenues divided by the total number of paid rooms occupied by hotel guests. We use ADR as a measure of room pricing in our system of hotels.

•	Total available rooms represents the number of rooms available multiplied by the number of days in the reported period. We use total available rooms as a measure of capacity in our system of hotels and do not adjust total available rooms for rooms temporarily out of service for remodel or other short-term periods.

•	Comparable hotels are hotels that have been owned, leased or franchised by us and were in operation during each of the full periods presented.

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

Company Strategy

Red Lion’s strategy is to grow the brand and profitability through (1) sales and marketing initiatives; (2) franchising; and (3) leveraging existing assets to grow franchise business.

Sales & Marketing Initiatives

We have invested in sales and marketing talent and technology to grow group and preferred corporate business and provide additional sales resources for our franchise properties as well as better market the Red Lion brand. The group market comprises nearly 30% of total room revenue and serves as a cushion to offset seasonal transient business. It also heavily influences our ability to drive higher rated transient business as compression occurs with available room inventory. We plan to continue to focus on this market going forward.

Franchising

We believe franchising represents a profitable, non-capital intensive growth opportunity. Our strategy is to commit adequate resources to substantially grow the Red Lion brand through franchising in the coming years. As we have demonstrated with recent new franchisees, our near term effort will continue in Red Lion’s historic geographic footprint in the western U.S., targeting well located limited, select and full service hotels. The Red Lion brand has been well known in the geographic areas in which we currently operate for more than 30 years, which we feel is attractive to potential franchisees looking for options to reduce costs and increase flexibility yet offer a distinct product valued by customers.

Today’s economy has forced many hotel owners to look for alternatives in reducing their operating costs and capital requirements, many of which are brand imposed and believed to be unnecessary, from an owner’s viewpoint. By allowing both limited and full service hotels to operate under the Red Lion brand, we are uniquely positioned to provide an appealing alternative for such owners, so our plan will incorporate pursuing 10 to 20 year old hotels whose owners face what they perceive to be unreasonable renovation requirements and who need a strong distribution system. Red Lion features an owner-friendly approach, based on the following: 1) A high level of brand support and access to Red Lion decision makers; 2) Flexibility in renovations, 3) Leading distribution technology and sales support.

As the owner of the Red Lion brand, we offer a strong support system by providing a full range of franchise services that we believe are valuable to hotel owners, including (i) central reservations, (ii) revenue management, (iii) national and regional sales, (iv) marketing, (v) systems, operations and customer service training, (vi) corporate purchasing programs and (vii) quality evaluations.

In 2010, we invested heavily in franchise support and development resources. We hired a strong development team headed by an executive with years of experience in the hotel franchise development business. We also built a support team to ensure that we can deliver a positive and profitable experience for our new and existing franchise owners.

Leveraging Assets

We have also embarked on a program of strategic asset sales to unlock real estate value by means of very selective reduction in asset ownership. We are actively marketing three of our owned assets with the goal of retaining management and franchise rights with the new owners. Currently, our real estate holdings that are being marketed include our Red Lion Hotel on Fifth Avenue in downtown Seattle, Washington, our Red Lion Hotel Denver Southeast in Aurora, Colorado, and our Red Lion Colonial Hotel in Helena, Montana.

Proceeds will be used to restructure the Company’s balance sheet, which includes reducing debt. This will create the financial flexibility necessary to refinance and reposition remaining hotel properties as the market rebounds while better positioning the Company for growth through franchising.

Hotel Operations Strategy

We will continue to seek ways to improve profitability in 2011 through growth in revenue via the following initiatives:

•	Business Mix. Our assets provide us with a stable, positive cash flow. However, on an aggregated basis, we can improve compared to our competitive set in average rate due to our occupancy mix. We intend to continue to focus on group and higher-rated transient business, while at the same time using revenue management tools that we invested in during the past year to strategically manage lower-rated on-line travel agent and permanent business. To achieve this goal, we are focusing on direct sales, as well as implementing centralized revenue management across our system of hotels, allowing for greater consistency in pricing to improve value perception and capture market share.

•	Investment in Marketing and Sales Resources. In the fourth quarter of 2009 and first quarter of 2010, we implemented an automated sales and catering system that provides our properties with a single customer data base to streamline sales and catering processes, increase efficiency of sales personnel to capture additional business and allow for immediate transparency in monitoring productivity. In addition to this new system, we appointed a new and seasoned leader as Executive Vice President, Sales & Marketing to lead the way in expanding our local and national reach. We have also invested in training and additional sales personnel to grow our mix of group and preferred corporate customers.

•	Responding to Customer Demand. The Red Lion brand has always been associated with value oriented full-service, high-quality lodging, with extensive meeting facilities and food and beverage operations in the majority of our locations. In 2010 we introduced a value priced, breakfast initiative to directly compete with limited and select service hotels offering free breakfast. We intend to expand our breakfast offering system-

wide in 2011 and to continue to assess our operations and focus to ensure that our guests are provided a clean, comfortable room at a competitive price, and a place, to which they want to return.

•	Expense Management and Other Revenue. During 2010, we had a 21.5% direct hotel operating margin on slightly improved hotel revenues of $148.6 million. Our increased investments in sales, marketing, franchising and related technologies drove the majority of the margin decline. However, we believe this same investment will help us to improve our revenues going forward as we work to increase market share in the markets in which we compete. We will also seek to maximize ancillary revenues, including initiatives such as paid parking, selling reservations services and leasing underutilized real estate.

Summary

Our current hotels are primarily located in eight Western states, with the majority in secondary and tertiary markets. We believe the current operating environment provides us the opportunity to grow our business through redeployment of capital along with franchising, as hotel owners seek to improve profitability through an affiliation with a strong regional hotel brand. We will continue to build on the strength and recognition of the Red Lion brand in the geographic footprint we have built as a platform for growth and achievement of long-term profitability and returns to shareholders.

During 2011, we expect overall economic conditions to continue to improve, although we believe that conditions in the markets in which we operate will be challenging in the first half of the year. While our goal is to deliver bottom-line profitability through the above described initiatives, there can be no assurance our results of operations will be similar to our results reported in prior stabilized years if economic conditions do not improve.

Employees

As of December 31, 2010, we employed 2,463 people on a full-time or part-time basis, with 2,313 directly related to hotel operations. We also had 94 employees in other operating segments, primarily within our entertainment segment, and 56 employees in our corporate office. Our total number of employees fluctuates seasonally, and we employ many part-time employees.

At December 31, 2010, approximately 4.9% of our total workforce was covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and organized settlement of labor disputes. We believe our employee relations are satisfactory.

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

Most business has been affected by current economic factors, including Red Lion. Discretionary travel has been impacted by economic pressures, which in turn has impacted the hospitality industry and our company. Higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending all have reduced the demand for hotel rooms and related lodging services and put pressure on industry room rates and occupancy. In 2011, we expect our operations and financial results will continue to be impacted by general economic conditions, weakened hospitality demand and constraints on availability of financing. Factors such as continued unfavorable economic conditions, a significant decline in demand for lodging, or continued instability of the credit and capital markets could result in further pressure on credit, which could negatively impact our ability to obtain future financing on acceptable terms and our liquidity in general. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt servicing and capital expenditures for the foreseeable future, if our operating results worsen significantly and our cash flow or capital resources prove inadequate or we do not meet our financial debt covenants, we could potentially face liquidity problems that could adversely affect our results of operations and financial condition.

Due to the geographic concentration of the hotels in our system, our results of operations and financial condition are subject to fluctuations in regional economic conditions.

Of the 44 hotels in our system at December 31, 2010, 34 are located in Oregon, Washington, Idaho and Montana. Our results of operations and financial condition may be impacted by the economy of the Pacific Northwest, which is dependent in large part on a limited number of major industries, including agriculture, tourism, technology, timber and aerospace. These industries may be affected by:

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

Our operating results are subject to conditions affecting the lodging industry.

Our revenues and operating results may be impacted by and continue to fluctuate due to a number of factors, including but not limited to:

•	Decreases in demand for transient rooms and related lodging services, including a reduction in business travel as a result of general economic conditions;

•	Changes in travel patterns, extreme weather conditions and cancellation of or changes in events scheduled to occur in our markets;

•	The attractiveness of our hotels to consumers and competition from other hotels;

•	The need to periodically repair and renovate the hotels in our system;

•	The lack of availability of capital to allow us to fund renovations and investments;

•	The quality and performance of the employees of our hotels;

•	Increases in transportation and fuel costs, the financial condition of the airline industry and the impact on travel;

•	Increases in operating costs, due to inflation and other factors such as minimum wage requirements, overtime, healthcare, working conditions, work permit requirements and other labor-related costs, energy prices, insurance and property taxes, as well as increases in construction or associated renovation costs;

•	Regulations and changes therein relating to the preparation and sale of food and beverages, liquor service and health and safety of premises;

•	Impact of war, actual or threatened terrorist attacks, heightened security measures and other national, regional or international political and geopolitical conditions;

•	Travelers’ fears of exposure to contagious diseases or food borne illness;

•	The impact of internet intermediaries and competitor pricing;

•	Oversupply of hotel rooms in markets in which we operate;

•	Restrictive changes in zoning and similar land use laws and regulations, or in health, safety and environmental laws, rules and regulations;

•	Possible requirements to make substantial modifications to our hotels to comply with the Americans with Disabilities Act of 1990 or other governmental or regulatory actions;

•	The financial condition of third-party property owners and franchisees, which may impact their ability to fund amounts required for renovations as required under franchise agreements;

•	Changes in guest expectations with respect to amenities at our hotels that require additional capital to meet; and

•	Improvements in technology that require capital investment in infrastructure to implement and maintain.

Any of these factors could adversely impact hotel room demand and pricing and thereby reduce occupancy, ADR and RevPAR; give rise to government imposed fines or private litigants winning damage awards against us; or otherwise adversely affect our results of operations and financial condition.

Our expenses may remain constant or increase even if revenues decline.

The expenses of owning and operating a hotel are not necessarily reduced when circumstances such as market factors and competition cause a reduction in its revenues. Accordingly, a decrease in our revenues could result in a disproportionately higher decrease in our earnings because our expenses are unlikely to decrease proportionately. In addition, we have recently been investing in sales and marketing, franchising, technology and personnel resources in an effort to position our company for future growth. These investments may not produce returns we anticipate or the returns may take longer to achieve than expected.

We are exposed to impairment risk of goodwill, intangibles and other long-lived assets.

Financial and credit market volatility directly impacts fair value measurement through our company’s estimated weighted average cost of capital used to determine discount rate, and through our common stock price that is used to determine market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. At December 31, 2010 and 2009, our recorded goodwill remained unchanged at $28.0 million, and other intangible assets totaled $8.0 million and $10.2 million, respectively. While we have not previously recorded any impairment losses for goodwill, continued adverse market conditions could have a further impact on the fair value of our reporting units that could result in future impairments of goodwill, intangible and other long-lived assets. In addition, we recently announced plans to offer for sale our Red Lion Hotel Fifth Avenue in Seattle, Washington, our Red Lion Hotel

Denver Southeast in Aurora, Colorado, and our Red Lion Colonial Hotel in Helena, Montana. Sales of one or more of these hotels or other assets may also result in disposal of goodwill, intangibles and other long-lived assets.

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

In accordance with the guidance for the impairment of long-lived assets, if the expected undiscounted future cash flows are less than net book value, the excess of net book value over estimated fair value is charged to current earnings. As discussed further in Note 7 of Notes to Consolidated Financial Statements, assets with a carrying amount of $3.7 million were written down to their estimated fair value, resulting in a non-cash impairment charge of $3.7 million for the year ended December 31, 2010. Additionally, as discussed further in Note 8 of Notes to Consolidated Financial Statements, an intangible asset related to a lease contract was written down to its fair value, resulting in a non-cash impairment charge of $2.0 million. Both impairment charges related to the termination of a sublease agreement at our Red Lion Hotel Sacramento. Changes in our estimates and assumptions as they relate to valuation of goodwill, intangibles and other long-lived assets could affect, potentially materially, our financial condition or results of operations in the future.

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

We maintain a $30 million revolving credit facility that includes customary affirmative and negative covenants, the most restrictive of which are financial covenants dealing with leverage, interest coverage and debt service coverage. At December 31, 2010, we had $18 million outstanding under the facility and were in compliance with our covenants. We also have variable rate indebtedness secured by our Red Lion Bellevue and Templins properties, the principal balance of which was $12.4 million at December 31, 2010. This indebtedness has restrictive covenants that mirror those of our credit facility. There is no assurance that we will be able to comply with these covenants in the future. Any failure to do so could result in a demand for immediate repayment of our obligations under the credit facility and any other indebtedness for which such failure or repayment demand constitutes an event of default, which would adversely affect our results of operation and financial condition, and limit our ability to obtain financing. For additional information, see Note 3 of Notes to Consolidated Financial Statements and Note 10 of Notes to Consolidated Financial Statements.

We will be required to refinance our revolving credit facility this year and other indebtedness this year and in 2013, and there is no assurance that we will be able to refinance that debt on competitive terms.

Our revolving credit facility matures on September 13, 2011. As a result, we will be required to repay, refinance or renegotiate the facility prior to that date. Our ability to refinance the facility on acceptable terms will depend on a number of factors, including our degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. We also have at least $23.4 million in term debt maturing this year, and $49.9 million maturing in 2013. The availability of funds for new investments and improvement of existing hotels depends in large measure on capital markets and liquidity factors over which we can exert little control. There is no assurance that we will be able to obtain additional financing when needed on acceptable terms. For additional information, see Note 10 of Notes to Consolidated Financial Statements and Note 11 of Notes to Consolidated Financial Statements.

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

We are currently pursuing the expansion of our franchise operations in markets where we currently operate and in selected new markets. This may require considerable management time as well as start-up expenses for market development before any significant revenues and earnings are generated. There can be no assurance that we will be successful in achieving our objectives with respect to growing the number of franchised hotels in our system or that we will be able to attract qualified franchisees.

The growth in the number of franchised hotels is subject to numerous risks, many of which are beyond the control of our franchisees or us. Among other risks, the following factors affect our ability to achieve growth in the number of franchised hotels:

•	the ability of our franchisees to open and operate additional hotels profitably. Factors affecting the opening of new hotels, or the conversion of existing hotels to the Red Lion brand, include, among others:

the availability of hotel management, staff and other personnel;

the cost and availability of suitable hotel locations;

the availability and cost of capital to allow hotel owners and developers to fund investments;

cost effective and timely construction of hotels (which can be delayed due to, among other reasons, labor and materials availability, labor disputes, local zoning and licensing matters, and weather conditions); and

securing required governmental permits;

•	competition with other hotel companies;

•	our ability to continue to maintain and enhance our central reservation system to support additional franchisees in a timely, cost-effective manner;

•	the effectiveness and efficiency of our development organization;

•	our dependence on our independent franchisees’ skills and access to financial resources necessary to open or rebrand hotels; and

•	our ability to attract and retain qualified franchisees.

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

As of December 31, 2010, there were 13 hotels in our system that were owned by others and operated under franchise agreements. Franchise agreements generally specify a fixed term and contain various early termination provisions, such as the right to terminate upon notice by paying us a termination fee. There is no assurance that these agreements will be renewed, or that they will not be terminated prior to the end of their respective terms.

Government regulation could impact our franchise business.

The Federal Trade Commission (the “FTC”), various states and certain foreign jurisdictions where we market franchises regulate the sale of franchises. The FTC requires franchisors to make extensive disclosure to prospective franchisees but does not require registration. A number of states in which our franchisees operate require registration or disclosure in connection with franchise offers and sales. In addition, several states in which our franchisees operate have “franchise relationship laws” or “business opportunity laws” that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While our business has not been materially affected by such regulation, there can be no assurance that this will continue or that future regulation or legislation will not have such an effect.

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

Our recently announced plans to offer for sale the Red Lion Hotel on Fifth Avenue in Seattle, Washington, the Red Lion Hotel Denver Southeast in Aurora, Colorado and the Red Lion Colonial Hotel in Helena, Montana may not be completed as anticipated.

Earlier this year we announced plans to offer for sale our Red Lion Hotel on Fifth Avenue in Seattle, Washington, our Red Lion Hotel Denver Southeast in Aurora, Colorado, and our Red Lion Colonial Hotel in Helena, Montana. Sales of one or more of these hotels may take longer than anticipated, may not occur at all, or may occur at price points that do not meet all of our objectives for the sales. In addition, the sale of these properties may negatively impact the value of the Red Lion brand or our ability to obtain new franchisees, particularly if the purchasers do not continue to flag the hotels with the Red Lion brand or if they do not maintain the hotels in a manner that meets guest expectations.

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

There is currently a proposal to expand light rail to Bellevue, Washington, which could result in taking of a portion or all of our property in that city. While we may oppose such actions, if one or more of our hotels were taken through the eminent domain process, particularly at a time when hotel prices are depressed, we might not receive compensation commensurate with the long-term fair value of the property, and in addition, we may lose business presence in that market.

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

The nature of our responsibilities under our franchise agreements or any hotel management agreements we may enter into in the future may, in some instances, be subject to interpretation and may give rise to disagreements. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential franchisees and hotel owners and joint venture partners; however, we may not always be able to do so. Failure to resolve such disagreements may result in franchisees leaving our system of hotels, or possibly result in litigation, arbitration or other legal actions.

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

Disruption or malfunction in our information systems could adversely affect our business.

Our information technology systems are vulnerable to damage or interruption from:

•	earthquakes, fires, floods and other natural disasters;

•	power losses, computer systems failures, internet and telecommunications or data network failures, operator negligence, improper operation by or supervision of employees, physical and electronic losses of data and similar events; and

•	computer viruses, penetration by individuals seeking to disrupt operations or misappropriate information and other breaches of security.

We rely on our systems to perform functions critical to our ability to operate, including our central reservation systems. Accordingly, an extended interruption in the systems’ function could significantly curtail, directly and indirectly, our ability to conduct our business and generate revenue.

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

Our businesses require collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers, which are entered into, processed by, summarized by and reported by our various information systems and those of our service providers. We also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee and company data is critical to us. Our customers and employees expect that we will adequately protect their personal information, and the regulatory environment surrounding information security and privacy is increasingly demanding. A theft, loss or fraudulent use of customer, employee or company data could adversely impact our reputation and could result in significant remedial and other costs, fines and litigation.

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

In March 2009, odors in the basement of our hotel in Salt Lake City led to the detection of a release of petroleum from an adjacent gas station owned by Sinclair Marketing. Petroleum and constituents of petroleum were identified in sumps on the hotel property and in both the soil and groundwater samples from the property that were analyzed. Since the initial detection of petroleum release, Sinclair has taken steps to remediate the property by excavating contaminated soils and by pumping and treating contaminated groundwater. Sinclair, through its counsel, has agreed to complete any further remediation that may be necessary to clean up this property. Sinclair has also agreed to reimburse us for our costs, including attorney’s fees, related to Sinclair’s remediation efforts, and has made periodic payments of those amounts. However, if Sinclair does not satisfy its commitment to remediate the property in accordance with applicable State of Utah cleanup standards, we could be liable to the State of Utah for any remaining soil or groundwater contamination by virtue of our status as the owner of the property. The State of Utah has been involved in Sinclair’s cleanup efforts at the hotel property and on Sinclair’s adjacent property, through the Utah Department of Environmental Quality, the Division of Environmental Response and Remediation and an Assistant Attorney General representing those state agencies.

At the request of the Montana Department of Environmental Quality (DEQ), we recently began to implement a Corrective Action Work Plan at our Kalispell property. The work plan consists of utility corridor investigations, municipal water sampling, monitoring well drilling and installation, and quarterly groundwater monitoring of an identified petroleum release site on the property. The purpose of the work plan is to provide additional documentation of the extent and magnitude of hydrocarbon contamination at the site. As part of this work, eight monitoring wells were installed and sampled. A recent report shows substantially higher than legal levels of hydrocarbons in ground water in some holes. In order for DEQ to mandate any corrective action the monitoring wells must be in place for a full year before a determination is made. At that time, DEQ may want the wells monitored for another year or may decide not to have us correct anything.

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

Failure to comply with the Sarbanes-Oxley Act could impact our business.

There can be no assurance that the periodic evaluation of our internal controls required by the Sarbanes-Oxley Act will not result in the identification of significant deficiencies or material weaknesses in our internal controls or that our auditors will be able to attest to the effectiveness of our internal control over financial reporting. Failure to comply may have consequences on our business including, but not limited to, increased risks of financial statement misstatements, SEC sanctions and negative capital market reactions.

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

In addition, in recent years there has been increasing activity by patent holding companies (so-called patent “trolls”) that do not use technology but whose sole business is to enforce patents for monetary gain against companies in a wide variety of businesses or industries. These efforts typically involve proposing licenses in exchange for a substantial sum of money and may also include the threat or actual initiation of litigation for that purpose. Any such litigation can be quite costly to defend, even if infringement is unsubstantiated or speculative. We have been threatened with one such claim and another claim has actually been recently filed against us. Each claim relates to separate technology, but we believe that each such technology is non-proprietary. If we are ultimately found to have violated a patent, our operations could be negatively impacted and/or we might be subject to substantial financial penalties, licensing fees and attorneys’ fees. It is not possible to predict the potential impact on our business and operations of any future claims of this type that may be asserted against us.

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

As of December 31, 2010, Columbia Pacific Opportunity Fund, L.P. had sole voting and investment power with respect to 22.0% of our outstanding shares of common stock. Donald K. Barbieri, our Chairman of the Board, had sole voting and investment power with respect to 5.5% of our outstanding shares of common stock. 1.0% of our shares are held in a joint account, with respect to which Mr. Barbieri has shared voting power. Richard L. Barbieri, who is also a director and a brother of Donald K. Barbieri, beneficially owned 0.6% of our outstanding shares of common stock. In addition, we believe that other members of the Barbieri family who are not directors, executive officers or 5% shareholders individually hold our outstanding common stock. As a result, one or more of these shareholders may have the ability as a group to substantially influence actions requiring the approval of our shareholders, including a merger or a sale of all of our assets or a transaction that results in a change of control.

The performance of our entertainment division is particularly subject to fluctuations in economic conditions.

Our entertainment division, which comprised 5.6% of our total revenues from continuing operations in 2010, engages in event ticketing and the presentation of various entertainment productions. Our entertainment division is vulnerable to risks associated with changes in general regional and economic conditions, the potential for significant competition and a change in consumer trends, among other risks. In addition, we face the risk that entertainment productions will not tour the regions in which we operate or that such productions will not choose us as a presenter or promoter.

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

If one or more of our hotel subtenants breach subleases, our income and cash flow may be adversely affected.

We lease and sublease to others six hotels, including the Red Lion Hotel Sacramento to an operator in Sacramento, and five Doubletree and Hilton hotels to Doubletree DTWC Corporation, including the Doubletree Seattle Airport, the Hilton Salt Lake City Center, the Doubletree San Diego-Mission Valley, the Doubletree Durango and the Doubletree Sonoma Wine Country. We are subject to the risk that these subtenants might breach the subleases for one or more of these hotels. Such breaches might include but not be limited to failures to pay rent, failures to properly maintain the properties or failures to meet the financial or other obligations set forth in the master lease for these hotels. Such breaches could result in the loss of income, decreased cash flow, breach of the master lease for the hotels and/or loss of the hotels.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Under the Red Lion name as of December 31, 2010, we owned 19 hotels, leased 12, and had franchise arrangements with 13 hotels owned and operated by third parties. To support our owned, leased and franchised hotels, we provide all the services typical in our industry: marketing, sales, advertising, frequency program, revenue management, procurement, quality assurance, education and training, design and construction management. We maintain a central reservation call center with links to various travel agent global distribution systems and electronic distribution channels on the internet, including our branded website. The table below reflects our hotel properties and locations, total available rooms per hotel, as well as meeting space availability, as of December 31, 2010.

		Total	Meeting
		Available	Space
Property	Location	Rooms	(sq. ft.)

Red Lion Owned Hotels
Red Lion Hotel Eureka	Eureka, California	175	4,890
Red Lion Hotel Redding	Redding, California	192	6,800
Red Lion Hotel Denver Southeast	Aurora, Colorado	478	25,000
Red Lion Hotel Pocatello	Pocatello, Idaho	150	13,000
Red Lion Templin’s Hotel on the River	Post Falls, Idaho	163	11,000
Red Lion Hotel Canyon Springs	Twin Falls, Idaho	112	5,085
Red Lion Colonial Hotel	Helena, Montana	149	15,500
Red Lion Hotel Salt Lake Downtown	Salt Lake City, Utah	393	12,000
Red Lion Hotel Columbia Center	Kennewick, Washington	162	9,700
Red Lion Hotel Olympia	Olympia, Washington	192	16,500
Red Lion Hotel Pasco	Pasco, Washington	279	17,240
Red Lion Hotel Port Angeles	Port Angeles, Washington	186	3,010
Red Lion Hotel Richland Hanford House	Richland, Washington	149	9,247
Red Lion Bellevue	Bellevue, Washington	181	5,700
Red Lion Hotel on Fifth Avenue	Seattle, Washington	297	13,800
Red Lion Hotel Seattle Airport	Seattle, Washington	144	4,500
Red Lion Hotel at the Park	Spokane, Washington	400	30,000
Red Lion Hotel Yakima Center	Yakima, Washington	156	11,000
Red Lion Kalispell Center	Kalispell, Montana	170	10,500

Owned Hotels (19 properties)		4,128	224,472

		Total	Meeting
		Available	Space
Property	Location	Rooms	(sq. ft.)

Red Lion Leased Hotels
Red Lion Hotel Boise Downtowner	Boise, Idaho	182	8,600
Red Lion Inn Missoula	Missoula, Montana	76	640
Red Lion Inn Bend North	Bend, Oregon	75	2,000
Red Lion Hotel Coos Bay	Coos Bay, Oregon	145	5,000
Red Lion Hotel Eugene	Eugene, Oregon	137	5,600
Red Lion Hotel Medford	Medford, Oregon	185	9,552
Red Lion Hotel Pendleton	Pendleton, Oregon	170	9,769
Red Lion Hotel Kelso/Longview	Kelso, Washington	161	8,670
Red Lion River Inn	Spokane, Washington	245	2,800
Red Lion Hotel Vancouver (at the Quay)	Vancouver, Washington	160	14,785
Red Lion Hotel Wenatchee	Wenatchee, Washington	149	7,678
Red Lion Anaheim	Anaheim, California	308	5,000

Leased Hotels (12 properties)		1,993	80,094

Red Lion Franchised Hotels
Red Lion Inn and Suites Victoria	Victoria, BC Canada	85	450
Red Lion Hotel Denver Central	Denver, Colorado	297	15,206
Red Lion Hotel Lewiston	Lewiston, Idaho	183	12,259
Red Lion Hotel & Casino Elko	Elko, Nevada	222	3,000
Red Lion Inn & Suites McMinnville	McMinnville, Oregon	67	1,312
Red Lion Inn Portland Airport	Portland, Oregon	136	3,000
Red Lion Hotel Portland Convention Center	Portland, Oregon	174	6,000
Red Lion Hotel Salem	Salem, Oregon	148	10,000
Red Lion Hotel on the River — Jantzen Beach	Portland, Oregon	318	35,000
Red Lion Hotel Tacoma	Tacoma, Washington	119	750
Red Lion Hotel Idaho Falls	Idaho Falls, Idaho	138	8,800
Red Lion Hotel Sacramento at Arden Village	Sacramento, California	376	19,644
Red Lion Hotel Concord — Walnut Creek	Concord, California	173	5,410

Franchised Hotels (13 properties)		2,436	120,831

Total — All Hotels (44 properties)		8,557	425,397

Owned and Leased Hotels

Owned hotels are those properties which we operate and manage and have ownership of the hotel facility, equipment, personal property, other structures and in most cases, the land. We recognize revenues and expenses on these properties, including depreciation where appropriate.

Leased hotels are those properties which we operate and manage and may have ownership of some or all of the equipment and personal property on site, however, the hotel facility and usually underlying land is occupied under an operating lease from a third party. We recognize revenues and expenses on these properties, including lease expense. The most significant leases, with expiration dates ranging from 2011 to 2024 and having renewal provisions, typically require us to pay fixed monthly rent and variable rent based on a percentage of revenue if certain sales thresholds are reached. In addition, we are responsible for repairs and maintenance, operating expenses and management of operations. For additional information on leases, refer to Note 18 of Notes to Consolidated Financial Statements.

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

At December 31, 2010, our system of hotels included 13 hotels under franchise agreements, representing a total of 2,436 rooms and 120,831 square feet of meeting space. During the second quarter of 2010, the franchise agreement for the Red Lion Hotel Bakersfield (165 rooms) ended by agreement and was not renewed, and this property left our system of hotels.

Discontinued Operations

During the third quarter of 2010, we concluded that one of our leased hotels in Astoria, Oregon had reached the end of its useful life and the hotel was closed. The operations of this hotel have been classified as discontinued operations in accordance with generally accepted accounting principles and are separately disclosed on the consolidated statement of operations comparative for all periods presented. For additional information, see Note 22 of Notes to Consolidated Financial Statements.

Other Operations

In addition to the operations discussed above, we maintain a direct ownership interest in a retail mall in Kalispell, Montana, which is attached to our Red Lion hotel at that location.

Item 3.	Legal Proceedings

At any given time, we are subject to claims and actions incident to the operation of our business. While the outcome of these proceedings cannot be predicted, it is the opinion of management that none of such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 4.	[Removed and Reserved]

Executive Officers of the Registrant

Set forth below is information regarding our executive officers and certain key employees as of March 8, 2011:

Name	Age	Position

Jon E. Eliassen	64	President and Chief Executive Officer
George H. Schweitzer	55	Executive Vice President and Chief Operating Officer, Hotel Operations
Dan R. Jackson	57	Executive Vice President, Chief Financial Officer and Principal Financial Officer
Harry G. Sladich	49	Executive Vice President of Sales and Marketing
Thomas L. McKeirnan	42	Senior Vice President, General Counsel and Secretary
Jack G. Lucas	58	Vice President and President, TicketsWest

Jon E. Eliassen.  Mr. Eliassen was appointed as our Interim President and Chief Executive Officer on January 13, 2010. He was appointed as our President and Chief Executive Officer on February 14, 2011, removing the interim status. He has been a director of the company since September 2003. Mr. Eliassen was President and CEO of the Spokane Area Economic Development Council from 2003 until 2007. Mr. Eliassen retired in 2003 from his position as Senior Vice President and Chief Financial Officer of Avista Corp., a publicly-traded diversified utility. Mr. Eliassen spent 33 years at Avista, including the last 16 years as its Chief Financial Officer. While at Avista, Mr. Eliassen was an active participant in development of a number of successful subsidiary company operations including technology related startups Itron, Avista Labs and Avista Advantage. Mr. Eliassen serves as Chairman of the Board of Directors of Itron Corporation, serves as a member of the Board of Directors of IT Lifeline, Inc, and is the principal of Terrapin Capital Group, LLC. Mr. Eliassen’s corporate accomplishments are complemented by his extensive service to the community in roles which have included director and President of the Spokane Symphony Endowment Fund, director of The Heart Institute of Spokane, Washington State University Research Foundation, Washington Technology Center and Spokane Intercollegiate Research and Technology Institute and past director of numerous other organizations and energy industry associations.

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

Dan R. Jackson.  Mr. Jackson was appointed as our Senior Vice President, Chief Financial Officer in November 2010, and was promoted to Executive Vice President, Chief Financial Officer in March 2011. Prior to joining us, Mr. Jackson was Executive Vice President and CFO for KinderCare Learning Centers, Inc. and its successor, Knowledge Learning Corporation from November 2002 to June 2006. Mr. Jackson held the position of Senior Vice President of Finance for KinderCare Learning Centers, Inc. from October 1999 to October 2002 having joined the Company as Vice President of Financial Control and Planning in March 1997. Prior to KinderCare from September 1994 to February 1997, Mr. Jackson was Vice President and Controller for Red Lion Hotels, Inc. when it was held by Kohlberg Kravis Roberts & Co. During his 12 year tenure at Red Lion, he was responsible for the financial operations of over 50 hotels and was instrumental in the company’s initial public offering and subsequent sale to Doubletree Hotels.

Harry G. Sladich.  Mr. Sladich was appointed Executive Vice President of Sales and Marketing in May 2010. Mr. Sladich is a 33 year veteran of the hospitality industry with extensive experience in hotel sales and hotel operations as well as experience in destination marketing. Prior to his arrival at Red Lion, Mr. Sladich was President and Chief Executive Officer of the Spokane Regional Convention and Visitors Bureau and played a key role in building and selling the Washington State community’s image nationally, as well as internationally. Prior to the Spokane CVB, Mr. Sladich was Vice President of Sales and Marketing for Sterling Hospitality, hotel developers and operators of several franchises, including Holiday Inn Express, Hampton Inn and Quality Inn. Before working for Sterling Hospitality, Mr. Sladich was General Manager of Hotel Lusso, an upscale boutique hotel in Spokane, and was Vice-President of National Sales for Guestmark International (GMI), a national hotel marketing company based in Boston. Mr. Sladich has also worked for Sheraton Hotels in both hotel operations and food and beverage. Mr. Sladich started his career in 1977 in Spokane at the Travelodge River Inn, which is now the Red Lion River Inn. Washington State Governor Chris Gregoire appointed Mr. Sladich to two boards including the Motion Picture Competitiveness Program, WashingtonFilmWorks, and the Washington State Convention Center. He has also served on the board for the Western Association of Convention & Visitors Bureaus (WACVB), is past Chair for the Boys and Girls Club of Spokane County and is an Honorary Commander at Fairchild Air Force Base.

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

Jack G. Lucas.  Mr. Lucas serves as Vice President of Red Lion Hotels Corporation and President of TicketsWest. He is in charge of overseeing all of the various departments within our entertainment division. He has been President of TicketsWest since February 2006 and Vice President of Red Lion Hotels Corporation since August 1998. Mr. Lucas has approximately 27 years of experience in the entertainment industry, and has been employed by us since 1987. Mr. Lucas previously spent 13 years on the management staff of the City of Spokane Entertainment Facilities, which included a 2,700-seat performing arts center, 30,000-seat stadium, 8,500-seat coliseum, and convention center. Mr. Lucas was awarded the 2004 International Ticketing Professional of the Year award from the International Ticketing Association.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RLH”. The following table sets forth for the periods indicated the high and low closing sale prices for our common stock on the NYSE:

	High	Low

2010
Fourth Quarter (ended December 31, 2010)	$8.28	$7.20
Third Quarter (ended September 30, 2010)	$7.61	$5.92
Second Quarter (ended June 30, 2010)	$7.91	$5.86
First Quarter (ended March 31, 2010)	$7.22	$4.71
2009
Fourth Quarter (ended December 31, 2009)	$6.00	$4.47
Third Quarter (ended September 30, 2009)	$6.34	$4.07
Second Quarter (ended June 30, 2009)	$5.03	$2.94
First Quarter (ended March 31, 2009)	$3.25	$2.01

(b) The closing sale price of the common stock on the NYSE on March 8, 2011 was $8.21, with 122 shareholders of record of the common stock.

(c) We did not pay any cash dividends on our common stock during the last two fiscal years. The board of directors periodically reviews our dividend policy and our longer-term objectives of maximizing shareholder value. Any determination to pay cash dividends in the future will be at the discretion of our board.

(d) The following table provides information as of December 31, 2010 on plans under which equity securities may be issued to employees, directors or consultants:

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity Compensation Plans Approved by Security Holders:
1998 Stock Incentive Plan(1)	249,248	$5.55	—
2006 Stock Incentive Plan	449,615	$8.17	1,160,924
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	698,863	$7.24	1,160,924

(1)	No further grants will be made under the 1998 Stock Incentive Plan.

(e) The below graph assumes an investment of $100 in our common stock and depicts its price performance relative to the performance of the Russell 2000 Index and the Standard & Poor’s Hotels, Resorts & Cruise Lines Index, assuming a reinvestment of all dividends. The price performance on the graph is not necessarily indicative of future stock price performance.

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006. The selected consolidated statement of operations and balance sheet data are derived from our audited consolidated financial statements. The audited consolidated financial statements for certain of these periods are included elsewhere in this annual report. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified in their entirety by, our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this annual report and in our prior filings with the SEC. Operating activities and the balance sheet of continuing operations have been reflected on a comparable basis for all years presented, which includes consolidation of our Central Program Fund (“CPF”). See Notes 5 and 22 of Notes to Consolidated Financial Statements for further detail.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Consolidated Statement of Operations Data
Continuing Operations:
Total revenues	$163,494	$165,719	$188,208	$187,900	$171,601
Impairment charge(2)	5,733	8,509	—	—	—
Restructuring expenses(3)	—	136	2,067	—	—
Operating expenses (1,2,3)	167,796	168,228	182,941	172,240	159,316
Operating income (loss) (2,3)	(4,302)	(2,509)	5,267	15,660	12,285
Expense of early extinguishment of debt, net(4)	—	—	—	—	5,266
Net income (loss) from continuing operations (2,3,4)	(8,230)	(6,597)	(1,817)	5,072	(1,526)
Net income (loss) from continuing operations attributable to Red Lion Hotels Corporation (2,3,4)	(8,220)	(6,596)	(1,805)	5,038	(1,470)
Earnings (loss) per share attributable to Red Lion Hotels Corporation before discontinued operations:
Basic and diluted	$(0.45)	$(0.37)	$(0.10)	$0.26	$(0.09)
Discontinued Operations:
Net gain (loss) on disposal of discontinued business units, net of income tax expense (benefit)(5)	$(38)	$(117)	$—	$932	$(133)
Income (loss) from operations of discontinued business units, net of income tax expense (benefit)(5)	(351)	50	168	146	283
Earnings (loss) per share on discontinued operations:
Basic	$(0.02)	$—	$0.01	$0.06	$0.01
Diluted	$(0.02)	$—	$0.01	$0.05	$0.01
Net Income (Loss) attributable to Red Lion Hotels Corporation	$(8,609)	$(6,663)	$(1,637)	$6,116	$(1,320)
Earnings (loss) per share attributable to Red Lion Hotels Corporation
Basic (2,3,4,5)	$(0.47)	$(0.37)	$(0.09)	$0.32	$(0.08)
Diluted (2,3,4,5)	$(0.47)	$(0.37)	$(0.09)	$0.31	$(0.08)
Weighted Average Shares Outstanding:
Basic	18,485	18,106	18,234	19,134	16,666
Diluted	18,485	18,106	18,234	19,506	16,666

	Year Ended December 31,
	2010	2009	2008	2007	2006
		(In thousands, except per share data)

Other Non-GAAP Data
EBITDA	$16,444	$18,724	$25,762	$34,699	$21,970
EBITDA from continuing operations (2,3,4)	17,002	18,744	25,432	32,784	21,078
Consolidated Statement of Cash Flow Data
Net cash provided by operating activities	$19,487	$15,692	$22,803	$21,230	$18,962
Net cash used in investing activities	(10,428)	(16,970)	(53,754)	(12,491)	(14,000)
Net cash (used in) provided by financing activities	(8,932)	(13,059)	34,129	(7,014)	(5,247)
Consolidated Balance Sheet Data
Cash	$4,012	$3,881	$18,216	$15,026	$13,247
Working capital(6)	(48,347)	(1,161)	8,353	5,781	8,350
Assets of discontinued operations	—	242	520	477	14,988
Property and equipment, net	272,030	285,601	298,059	260,228	250,223
Total assets	331,482	350,636	380,240	343,926	351,131
Total debt	95,152	106,322	119,331	83,220	85,272
Debentures due Red Lion Hotels Capital Trust	30,825	30,825	30,825	30,825	30,825
Liabilities of discontinued operations	—	29	60	88	4,182
Long-term debt included with discontinued operations	—	—	—	—	3,874
Total liabilities	160,717	175,614	199,895	162,512	168,265
Total Red Lion Hotels Corporation stockholders’ equity	170,765	175,022	180,345	181,414	182,866

(1)	Operating expenses include all direct segment expenses, depreciation and amortization, gain (loss) on asset disposals, hotel facility and land lease and undistributed corporate expenses.

(2)	During the fourth quarter of 2010, we recorded a $5.7 million impairment charge related to the termination of a sublease agreement. During the fourth quarter of 2009, we recorded an $8.7 million non-cash impairment charge related to two hotel properties, as well as $0.1 million in restructuring expenses.

(3)	During 2009, we recorded $0.1 million in restructuring expense associated with a reduction in force. During 2008, we recorded $2.1 million in restructuring expenses, as well as $3.7 million in separation payments pertaining to the retirement of our former President and Chief Executive Officer in February 2008.

(4)	During 2006, we reduced our debt by $59.1 million, some of which resulted in expenses for early extinguishment.

(5)	In 2007, the balance includes a net gain on the sale of a commercial office complex of $1.2 million and a net loss of $0.3 million from the sale of a hotel. In 2006, the balance includes a loss on disposition of assets of $0.1 million.

(6)	Represents current assets less current liabilities, excluding assets and liabilities of discontinued operations and assets held for sale.

EBITDA is a non-GAAP measure that represents net income (loss) attributable to Red Lion Hotels Corporation before interest expense, income tax benefit (expense) and depreciation and amortization. We utilize EBITDA as a financial measure as management believes investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe it is a complement to net income (loss) attributable to Red Lion Hotels Corporation and other financial performance measures. EBITDA is not intended to represent net income (loss) attributable to Red Lion

Hotels Corporation as defined by generally accepted accounting principles in the United States (“GAAP”), and such information should not be considered as an alternative to net income (loss), cash flows from operations or any other measure of performance prescribed by GAAP.

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

The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income (loss) attributable to Red Lion Hotels Corporation for the periods presented:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)

EBITDA from continuing operations	$17,002	$18,744	$25,432	$32,784	$21,078
Income tax benefit (expense) — continuing operations	4,736	4,036	1,251	(2,112)	2,157
Interest expense — continuing operations	(9,073)	(8,503)	(9,247)	(9,172)	(12,072)
Depreciation and amortization — continuing operations	(20,885)	(20,873)	(19,241)	(16,462)	(12,633)

Net income (loss) attributable to Red Lion Hotels Corporation from continuing operations	(8,220)	(6,596)	(1,805)	5,038	(1,470)
Income (loss) on discontinued operations, net of tax	(389)	(67)	168	1,078	150

Net income (loss) attributable to Red Lion Hotels Corporation	$(8,609)	$(6,663)	$(1,637)	$6,116	$(1,320)

EBITDA	$16,444	$18,724	$25,762	$34,699	$21,970
Income tax benefit (expense)	4,937	4,070	1,164	(2,697)	2,081
Interest expense	(9,073)	(8,503)	(9,247)	(9,331)	(12,263)
Depreciation and amortization	(20,917)	(20,954)	(19,316)	(16,555)	(13,108)

Net income (loss) attributable to Red Lion Hotels Corporation	$(8,609)	$(6,663)	$(1,637)	$6,116	$(1,320)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of December 31, 2010, our hotel system contained 44 hotels located in eight states and one Canadian province, with 8,557 rooms and 425,397 square feet of meeting space as provided below:

		Total	Meeting
		Available	Space
	Hotels	Rooms	(sq. ft.)

Red Lion Owned and Leased Hotels	31	6,121	304,566
Red Lion Franchised Hotels	13	2,436	120,831

Total	44	8,557	425,397

We operate in three reportable segments:

•	The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels.

•	The franchise segment is engaged primarily in licensing the Red Lion brand to franchisees. This segment generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners in exchange for the use of our brand and access to our central services programs. These programs include the reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards. It has also historically reflected revenue from management fees charged to the owners of managed hotels. We have not managed any hotels for third parties since January 2008.

•	The entertainment segment derives revenue primarily from ticketing services and promotion and presentation of entertainment productions.

Our remaining activities, none of which constitutes a reportable segment, have been aggregated into “other,” and are primarily related to our direct ownership interest in a retail mall that is attached to one of our hotels and to other miscellaneous real estate investments.

Results of Operations

For the year ended December 31, 2010, our net loss was $8.6 million (or $0.47 per share), which includes a non-cash impairment charge of $5.7 million related to the termination of a franchise and sublease agreement. During the fourth quarter of 2010, we agreed to terminate the current sublease and franchise agreement with the operator of the Red Lion Hotel Sacramento. We subsequently entered into an agreement with a new franchisee and subtenant. As a result of the contract termination, the Company recognized an impairment charge of $5.7 million. Also included in the 2010 net loss is $1.2 million of expense related to the separation of a former President and Chief Executive Officer.

During 2009, we reported a net loss of $6.7 million (or $0.37 per share), which included a non-cash impairment charge of $8.7 million. Of that amount, $8.5 million was related to our Red Lion Hotel Denver Southeast which was acquired in May 2008 for $25.3 million. Subsequent to that acquisition, the Denver market experienced a substantial and sustained decline in demand for hotel rooms across all market segments. The remaining $0.2 million impairment charge related to a second property.

During 2008, we reported a net loss of approximately $1.6 million (or $0.09 per share). Included in this loss was a $3.7 million charge recorded during the first quarter of 2008 for separation costs associated with the retirement of a former President and Chief Executive Officer. In addition, during the fourth quarter of 2008 we recorded $2.1 million in restructuring expenses.

A summary of our consolidated statement of operations is as follows (in thousands, except per share data):

	2010	2009	2008

Total revenue	$163,494	$165,719	$188,208
Operating expenses	167,796	168,228	182,941

Operating income (loss)	(4,302)	(2,509)	5,267
Other income (expense):
Interest expense	(9,073)	(8,503)	(9,247)
Other income, net	409	379	912

Income (loss) from continuing operations before income taxes	(12,966)	(10,633)	(3,068)
Income tax (benefit) expense	(4,736)	(4,036)	(1,251)

Net income (loss) from continuing operations	(8,230)	(6,597)	(1,817)

Income (loss) from discontinued operations, net of tax	(389)	(67)	168

Net income (loss)	$(8,619)	$(6,664)	$(1,649)

Net income (loss) attributable to Red Lion Hotels Corporation	$(8,609)	$(6,663)	$(1,637)

Earnings (loss) per share — basic and diluted	$(0.47)	$(0.37)	$(0.09)

EBITDA	$16,444	$18,724	$25,762
EBITDA from continuing operations	$17,002	$18,744	$25,432

The following table details the impact of the $5.7 million impairment charge recorded for the year ended 2010, as well as a $1.5 million credit adjustment for the termination of a sublease and franchise agreement at our Red Lion Hotel Sacramento. Also detailed is a $1.2 million charge for separation costs. Additionally detailed is an impairment charge and restructuring expenses recorded for the year ended December 31, 2009. Finally, detailed is a $3.7 million charge for separation costs and $2.1 million in restructuring expenses recorded in 2008 on net loss, loss per share and EBITDA (in thousands, except per share data):

	2010	2009	2008

Impairment charge(1)	$(5,733)	$(8,509)	$—
Separation costs(2)	(1,219)	—	(3,654)
Restructuring expenses (3,4)	—	(136)	(2,067)
Franchise, sublease termination(5)	1,452	—
Income tax benefit	1,954	3,069	2,031

Impact on net loss	$(3,546)	$(5,576)	$(3,690)

Impact on EBITDA	$(5,392)	$(8,645)	$(5,721)

Impairment charge	$(0.31)	$(0.47)	$—
Separation costs	(0.07)	—	(0.20)
Restructuring expenses	—	(0.01)	(0.11)
Franchise, sublease termination	0.08
Income tax benefit	0.11	0.17	0.11

Impact on loss per share	$(0.19)	$(0.31)	$(0.20)

(1)	During the fourth quarter of 2010, we recorded an impairment charge of $5.7 million due to the termination of a sublease agreement at our Red Lion Hotel Sacramento. During the fourth quarter of 2009, we recorded an impairment charge of $8.5 million for our Red Lion Hotel Denver Southeast as a result of market conditions at that time.

(2)	During the first quarter of 2010, the Company terminated an employment agreement with its President and Chief Executive Officer. As a result, separation costs of $1.2 million were recorded in that quarter. During the first quarter of 2008, the then President and Chief Executive Officer of the Company retired. In connection therewith, we recorded separation payment and benefit expense of $3.7 million.

(3)	During the fourth quarter of 2008, an employment agreement was terminated with an Executive Vice President resulting in an expense of $1.2 million for separation payments and other benefits, including a $0.3 million non-cash expense for the unvested portion of the former executive’s stock options and restricted stock units that immediately vested upon termination.

(4)	2008 includes a non-cash charge of $0.7 million reducing the carrying value of an intangible asset related to a management contract acquired with the WestCoast and Red Lion brands. 2009 includes restructuring costs associated with a reduction in force implemented to manage costs.

(5)	During the fourth quarter of 2010, a sublease agreement was terminated for our Red Lion Hotel Sacramento. As a result, we accelerated the recognition of $3.0 million of deferred lease income associated with that contract. Additional adjustments in the amount of $1.5 million were necessary to reflect uncollectible amounts and accrued expenses, which partially offset the deferred lease income adjustment.

EBITDA represents net income (loss) attributable to Red Lion Hotels Corporation before interest expense, income tax expense (benefit) and depreciation and amortization. We utilize EBITDA as a financial measure because management believes that investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe it is a complement to net income (loss) attributable to Red Lion Hotels Corporation and other financial performance measures. EBITDA is not intended to represent net income (loss) attributable to Red Lion Hotels Corporation as defined by generally accepted accounting principles in the United States (“GAAP”), and such information should not be considered as an alternative to net income (loss), cash flows from operations or any other measure of performance prescribed by GAAP.

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

The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income (loss) attributable to Red Lion Hotels Corporation for the periods presented (in thousands):

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

EBITDA from continuing operations	$17,002	$18,744	$25,432
Income tax benefit (expense) — continuing operations	4,736	4,036	1,251
Interest expense — continuing operations	(9,073)	(8,503)	(9,247)
Depreciation and amortization — continuing operations	(20,885)	(20,873)	(19,241)

Net income (loss) attributable to Red Lion Hotels
Corporation from continuing operations	(8,220)	(6,596)	(1,805)
Income (loss) from discontinued operations	(389)	(67)	168

Net income (loss) attributable to Red Lion Hotels Corporation	$(8,609)	$(6,663)	$(1,637)

EBITDA	$16,444	$18,724	$25,762
Income tax benefit (expense)	4,937	4,070	1,164
Interest expense	(9,073)	(8,503)	(9,247)
Depreciation and amortization	(20,917)	(20,954)	(19,316)

Net income (loss) attributable to Red Lion Hotels Corporation	$(8,609)	$(6,663)	$(1,637)

Revenue

A breakdown of revenues from continuing operations is as follows (in thousands, except for percentage changes):

Revenues From Continuing Operations

				2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$ Change	% Change	$ Change	% Change

Hotels:
Room revenue	$107,489	$101,975	$115,564	$5,514	5.4%	$(13,589)	(11.8)%
Food and beverage revenue	36,246	41,484	48,506	(5,238)	(12.6)%	(7,022)	(14.5)%
Other hotels revenue	4,833	4,313	4,540	520	12.1%	(227)	(5.0)%

Total hotels segment revenue	148,568	147,772	168,610	796	0.5%	(20,838)	(12.4)%

Franchise revenue	3,209	3,616	4,442	(407)	(11.3)%	(826)	(18.6)%
Entertainment revenue	9,236	11,690	12,016	(2,454)	(21.0)%	(326)	(2.7)%
Other revenue	2,481	2,641	3,140	(160)	(6.1)%	(499)	(15.9)%

Total revenue	$163,494	$165,719	$188,208	$(2,225)	(1.3)%	$(22,489)	(11.9)%

2010 Compared to 2009

Revenues in 2010 from the hotels segment increased $0.8 million, or 0.5%, compared to 2009, resulting from a 5.4% increase in room revenue which was driven by our focus on higher-rated transient and preferred corporate guests and reduced room bookings from discount online travel agent (“OTA”) channels. RevPAR for our owned and leased properties increased 5.4% due to a 2.5% increase in ADR and a 160 basis point increase in occupancy from the prior year. Food and beverage revenue saw a 12.6% decrease in 2010 compared to 2009 reflecting the impact of our breakfast inclusive strategy and the decision to modify food and beverage offerings in select markets.

Revenue from our franchise segment decreased $0.4 million, or 11.3%, in 2010 compared to 2009, due to a one time settlement received in 2009. Revenue from our entertainment segment decreased $2.5 million, or 21.0%, in 2010 compared to 2009 resulting primarily from the impact of one less “Best of Broadway” production in 2010. Other segment revenues, consisting primarily of the operations of a mall, were down 6.1% to $2.5 million in 2010.

2009 Compared to 2008

Revenues in 2009 from the hotels segment decreased $20.8 million, or 12.4%, compared to 2008, primarily due to an 11.8% decrease in room revenue as transient and group revenues were down $7.0 million and $5.8 million, respectively, year-over-year. RevPAR for our owned and leased properties decreased 12.1% due to a 6.3% decrease in ADR and a 380 basis point decrease in occupancy from the prior year. The 14.5% decrease in food and beverage revenues in 2009 compared to 2008 was driven by a $4.4 million decrease in banquet and catering related revenues, and decrease in food outlet revenue commensurate with occupancy declines.

Revenue from our franchise segment decreased $0.8 million, or 18.6%, in 2009 compared to 2008, having less hotels in our system compared to the prior year and lower revenues generated from existing franchisees. During 2009, we received a $0.3 million settlement from a franchise that we terminated from the system in 2008, although we also collected $0.3 million in termination fees during 2008. Revenue from our entertainment segment decreased $0.3 million, or 2.7%, in 2009 compared to 2008, and other segment revenues, consisting primarily of the operations of a mall, were down 15.9% to $2.6 million in 2009.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, hotel facility and land lease expense, depreciation and amortization, gain or loss on asset dispositions and undistributed corporate expenses. In 2010, operating expenses included a $5.7 million impairment charge relating to the termination of a sublease and franchise agreement at our Red Lion Hotel Sacramento. In 2009, operating expenses included an $8.7 million impairment charge and a $0.1 million expense for restructuring. During 2008, operating expenses included $3.7 million in separation costs and $2.1 million in restructuring expense. In the aggregate, operating expenses decreased $0.4 million during 2010 when compared to 2009 and they decreased $14.7 million during 2009 versus 2008. The table below provides a breakdown of our operating expenses, as well as direct margins by segment for each of the three years in the period ended December 31, 2010:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except for percentages)

Operating Expenses From Continuing Operations
Hotels	$116,574	$113,256	$129,372
Franchise	3,118	2,255	2,710
Entertainment	7,769	9,466	11,234
Other	1,598	2,075	2,100
Depreciation and amortization	20,885	20,873	19,241
Hotel facility and land lease	5,840	6,707	6,738
Impairment charge	5,733	8,509	—
Gain on asset dispositions, net	(25)	(249)	(164)
Separation costs	1,219	—	3,654
Undistributed corporate expenses	5,085	5,200	5,989
Restructuring expenses	—	136	2,067

Total operating expenses	$167,796	$168,228	$182,941

Hotels revenue — owned(1)	$107,031	$107,473	$120,502
Direct margin(2)	$24,192	$27,717	$30,957
Direct margin %	22.6%	25.8%	25.7%
Hotels revenue — leased	$41,537	$40,299	$48,108
Direct margin(2)	$7,802	$6,799	$8,281
Direct margin %	18.8%	16.9%	17.2%
Franchise revenue	$3,209	$3,616	$4,442
Direct margin(2)	$91	$1,361	$1,732
Direct margin %	2.8%	37.6%	39.0%
Entertainment revenue	$9,236	$11,690	$12,016
Direct margin(2)	$1,467	$2,224	$782
Direct margin %	15.9%	19.0%	6.5%
Other revenue	$2,481	$2,641	$3,140
Direct margin(2)	$883	$566	$1,040
Direct margin %	35.6%	21.4%	33.1%

(1)	Continuing operations only

(2)	Revenues less direct operating expenses.

2010 Compared to 2009

As discussed in Note 5 of Notes to Consolidated Financial Statements, we have determined that our Central Program Fund (“CPF”) should be included in our consolidated financial statements and adopted this change retrospectively on January 1, 2010. The table below represents the impact on consolidation of the CPF for the twelve months ended December 31, 2010 and 2009 (in thousands, except per share data), which added additional net loss of $1.2 million and $24,000 respectively, before the impact of income taxes.

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Amounts			Amounts
	before	Impact of		before	Impact of
	CPF	CPF	As reported	CPF	CPF	As reported

Revenue:
Hotels	$148,568	$—	$148,568	$147,772	$—	$147,772
Franchise	1,317	1,892	3,209	1,678	1,938	3,616
Entertainment	9,236	—	9,236	11,690	—	11,690
Other	2,481	—	2,481	2,641	—	2,641

Total revenues	161,602	1,892	163,494	163,781	1,938	165,719

Operating expenses:
Hotels	115,946	628	116,574	113,677	(421)	113,256
Franchise	1,055	2,063	3,118	429	1,826	2,255
Entertainment	7,769	—	7,769	9,466	—	9,466
Other	1,598	—	1,598	2,075	—	2,075
Depreciation and amortization	20,885	—	20,885	20,873	—	20,873
Hotel facility and land lease	5,840	—	5,840	6,707	—	6,707
Impairment charge	5,733	—	5,733	8,509	—	8,509
Gain on asset dispositions, net	(25)	—	(25)	(249)	—	(249)
Undistributed corporate expenses	6,304		6,304	5,200	—	5,200
Restructuring expenses	—	—	—	136	—	136

Total expenses	165,105	2,691	167,796	166,823	1,405	168,228

Operating income (loss)	(3,503)	(799)	(4,302)	(3,042)	533	(2,509)
Other income (expense):
Interest expense	(9,073)	—	(9,073)	(8,503)	—	(8,503)
Other income, net	847	(438)	409	936	(557)	379

Income (loss) before income taxes	(11,729)	(1,237)	(12,966)	(10,609)	(24)	(10,633)
Income tax expense (benefit)	(4,291)	(445)	(4,736)	(4,028)	(8)	(4,036)

Net income (loss) from continuing operations	$(7,438)	$(792)	$(8,230)	$(6,581)	$(16)	$(6,597)

Net income (loss) per share from continuing operations	$(0.40)	$(0.05)	$(0.45)	$(0.37)	$(0.00)	$(0.37)

Weighted-average shares outstanding — diluted	18,485	18,485	18,485	18,106	18,106	18,106

Direct hotel expenses in 2010 were $116.6 million compared to $113.3 million in 2009, representing a 2.9% increase. Rooms related expenses increased $4.0 million, partially offset by a food and beverage cost decrease of $3.4 million during the comparable periods, reflecting the impact of our breakfast inclusive sales strategy and the decision to modify food and beverage offerings in select markets. As part of our operational strategy, the hotel segment reported a 12.6%, or $1.4 million increase in expense related to sales personnel and technology expense in 2010. Overall, the segment recorded direct profit during 2010 of $32.0 million compared to $34.5 million in 2009.

Direct costs from the franchise segment increased $0.9 million in 2010 from 2009 reflecting increased investment in that segment to support our operational strategy of growing through franchise operations. Entertainment direct costs decreased $1.7 million, or 17.9%, reflecting the impact of one less “Best of Broadway” production in 2010 versus 2009.

Depreciation and amortization expense in 2010 of $20.9 million was flat compared to 2009.

Hotel facility and land lease costs decreased $0.9 million to $5.8 million in 2010 compared to $6.7 million in 2009. This decrease is primarily the result of an acceleration of recognition of deferred sublease income of $3.0 million partially offset by a write off of an uncollectible note receivable of $1.2 million, both associated with our Red Lion Hotel Sacramento sublease agreement, which was terminated in the fourth quarter of 2010.

During the fourth quarter of 2010, we recorded an impairment charge of $5.7 million related to the termination of a sublease and franchise agreement with the operator of our Red Lion Hotel Sacramento. Due to this change in circumstances, a review of the carrying value of certain long-lived and intangible assets was conducted and it was determined that the carrying amount of those assets was not recoverable. The impairment charge recorded was equal to the amount by which the carrying amount exceeded the fair value of the assets. Also during 2010, undistributed corporate expenses included a $1.2 million charge for separation costs associated with the departure of our former President and Chief Executive Officer. Other undistributed corporate expense excluding the charge for separation costs decreased by $0.1 million, during 2010 compared to 2009, as a direct result of our efforts to keep our corporate expense level flat to 2009.

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

2009 Compared to 2008

As discussed in Note 5 of Notes to Consolidated Financial Statements, we determined that our Central Program Fund (“CPF”) should be included in our consolidated financial statements and adopted this change retrospectively on January 1, 2010. The table below represents the impact on consolidation of the CPF for the twelve months ended December 31, 2009 and 2008 (in thousands, except per share data), which added additional net loss of $24,000 and additional income of $0.1 million respectively, before the impact of income taxes.

	Year Ended December 31, 2009			Year Ended December 31, 2008
	Amounts			Amounts
	before	Impact of		before	Impact of
	CPF	CPF	As reported	CPF	CPF	As reported

Revenue:
Hotels	$147,772	$—	$147,772	$168,610	$—	$168,610
Franchise	1,678	1,938	3,616	1,862	2,580	4,442
Entertainment	11,690	—	11,690	12,016	—	12,016
Other	2,641	—	2,641	3,140	—	3,140

Total revenues	163,781	1,938	165,719	185,628	2,580	188,208

Operating expenses:
Hotels	113,677	(421)	113,256	129,870	(498)	129,372
Franchise	429	1,826	2,255	355	2,355	2,710
Entertainment	9,466	—	9,466	11,234	—	11,234
Other	2,075	—	2,075	2,100	—	2,100
Depreciation and amortization	20,873	—	20,873	19,241	—	19,241
Hotel facility and land lease	6,707	—	6,707	6,738	—	6,738
Impairment charge	8,509	—	8,509	—		—
Gain on asset dispositions, net	(249)	—	(249)	(164)	—	(164)
Undistributed corporate expenses	5,200	—	5,200	9,643		9,643
Restructuring expenses	136	—	136	2,067	—	2,067

Total expenses	166,823	1,405	168,228	181,084	1,857	182,941

Operating income (loss)	(3,042)	533	(2,509)	4,544	723	5,267
Other income (expense):
Interest expense	(8,503)	—	(8,503)	(9,247)	—	(9,247)
Other income, net	936	(557)	379	1,530	(618)	912

Income (loss) before income taxes	(10,609)	(24)	(10,633)	(3,173)	105	(3,068)
Income tax (benefit) expense	(4,028)	(8)	(4,036)	(1,289)	38	(1,251)

Net income (loss) from continuing operations	$(6,581)	$(16)	$(6,597)	$(1,884)	$67	$(1,817)

Net income (loss) per share from continuing operations	$(0.37)	$(0.00)	$(0.37)	$(0.10)	$0.00	$(0.10)

Weighted-average shares outstanding	18,106	18,106	18,106	18,234	18,234	18,234

In response to the economic downturn in 2009 and while continuing our focus on our guest’s experience and brand consistency, we implemented significant cost controls throughout our entire organization. During 2009, hotel revenues decreased $20.8 million, or 12.4%, while direct operating margin remained at 23.4%, essentially flat to 2008. Food and beverage costs decreased $6.2 million, or 15.7%, compared to a revenue decrease of $7.0 million, or

14.5%. However, direct operating margin for food and beverage improved 120 basis points to 20.0% during 2009 compared to 2008.

Direct costs from the franchise segment decreased $0.5 million in 2009 from 2008, while entertainment direct costs decreased $1.8 million, or 15.7%, year-over-year compared to a revenue decrease of only 2.7%, or $0.3 million. Overall, the entertainment segment reported a direct margin of 19.0% during 2009 compared to 6.5% in 2008.

Depreciation and amortization increased 8.5% to $20.9 million during 2009 compared to $19.2 million in 2008, directly attributable to the acquisition of the Red Lion Denver Southeast hotel in May 2008, as well as the improvements made at our hotels.

During the fourth quarter of 2009, we recorded an asset impairment charge of $8.7 million primarily related to the Denver hotel to reflect current market conditions. During the fourth quarter of 2008, we recorded $2.1 million in restructuring expenses as the company implemented a reduction in force and further cost savings in light of the difficult economic environment impacting current year results. Also during 2008, undistributed corporate expenses included a $3.7 million charge for separation costs. Other undistributed corporate expense decreased 13.2%, or $0.8 million, during 2009 compared to 2008, as a direct result of cost containment measures.

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

Interest Expense

Interest expense for the year ended December 31, 2010 increased $0.6 million to $9.1 million compared to $8.5 million recorded in 2009 due to modest rate increases associated with loan amendments made early in 2010. Our average pre-tax interest rate on debt during 2010 was 6.8% compared to 6.2% in 2009.

Interest expense for the year ended December 31, 2009 decreased $0.7 million to $8.5 million compared to $9.2 million recorded in 2008, primarily due to lower interest rate debt and an increase in recorded capitalized interest associated with ongoing renovations. Our average pre-tax interest rate on debt during 2009 was 6.2%, compared to 6.0% in 2008.

Other Income

Other income primarily consists of interest income, which decreased during 2010 and 2009 compared to 2008 generally due to lower cash balances. During 2008, $0.3 million was received from the extension of an option to purchase a hotel currently subleased, offsetting the lower interest income recorded that year.

Income Taxes

During 2010 and 2009 we reported income tax benefit of $4.7 million and $4.0 million, respectively, compared to a $1.3 million income tax benefit in 2008. In 2010, our income tax benefit included $2.0 million associated with the $5.7 million impairment charge recorded during the fourth quarter. In 2009, our income tax benefit included $3.1 million associated with the $8.7 million impairment charge recorded during the fourth quarter of that year. In 2008 and in association with the separation and restructuring expenses recorded in that year, we recorded a $2.0 million income tax benefit. Our experienced rate on pre-tax net income also differs from the statutory combined federal and state tax rates primarily due to the utilization of certain incentive tax credits allowed under federal law. A valuation allowance against the deferred tax assets has not been established as we believe it is more likely than not that these assets will be realized.

Discontinued Operations

During the twelve months ended December 31, 2010, we concluded that our leased hotel in Astoria, Oregon had reached the end of its useful life and the hotel was closed. Accordingly, the hotel was closed and the operations of this hotel have been classified as discontinued operations in our financial statements. We have segregated assets and liabilities and operating results of this hotel from continuing operations on our balance sheet and in the consolidated statements of operations for this year and any comparable periods presented. For additional information, see Note 22 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

As of December 31, 2010 we had total long term debt maturing within one year of $25.3 million. Additionally, the outstanding balance under our revolving credit facility at December 31, 2010 of $18.0 million is included as a current liability because the facility expires in September 2011.

Our current liabilities at December 31, 2010 exceeded our current assets by $48.3 million. We are actively pursuing financing alternatives to address maturing liabilities and to supplement working capital. While we continue to be in compliance with our debt covenants, to generate positive cash flow from operations and to have adequate liquidity to fund our ongoing operating activities, there can be no assurance that we will be able to repay or refinance our debts when they mature.

In addition to or in place of a new credit facility and new term debt, we may seek to raise additional funds through public or private financings, strategic relationships, sale of assets or other arrangements. We announced a strategic listing for sale of some of our real estate assets in January and March 2011. See Note 23 of Notes to Consolidated Financial Statements for further detail. We cannot assure that such funds, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financings may be dilutive to shareholders and debt financing, if available, may involve covenants that place substantial restrictions on our business. Our failure to secure funding as and when needed could have a material adverse impact on our financial condition and our ability to pursue business strategies.

At December 31, 2010, outstanding debt was $126.0 million. In addition to the $18.0 million outstanding under the credit facility, we had other outstanding bank debt of $12.4 million under a variable rate note, $30.8 million in the form of trust preferred securities and a total of $64.7 million in 13 fixed-rate notes collateralized by individual properties. Our average pre-tax interest rate on debt was 6.8% at December 31, 2010, of which 75.8% was fixed at an average rate of 7.9% and 24.2% was at an average variable rate of 3.4%. In July 2010, we extended the maturity date for the credit facility to September 2011 under the terms of the agreement. Our first fixed-rate term debt maturity is in September 2011. Only the credit facility and the variable rate bank note have financial covenants, with which we were in compliance as of December 31, 2010.

In February 2010, we signed an amendment to our credit facility in order to increase our financial covenant flexibility. The amendments to the facility, secured by our Seattle Red Lion Hotel on Fifth Avenue property, modified our total leverage ratio and senior leverage ratio covenants for 2010 and 2011, increased the interest rate on Eurodollar borrowings to LIBOR plus 3.25% and reduced borrowing capacity to $37.5 million from the previous $50 million. We also have a variable rate property note secured by our Red Lion Bellevue location, with a balance of $12.4 million at December 31, 2010 and due in 2013. This note has financial covenants that mirror those of our credit facility, and was also amended in February 2010. The interest rate on this note was 3.25% at December 31, 2010.

In January 2011 we signed another amendment to our credit facility in order to further increase our financial covenant flexibility. The amendments to the facility, secured by our Red Lion Hotel on Fifth Avenue property, modified our total leverage ratio and senior leverage ratio covenants for the remaining term of the facility. We paid an initial fee of $112,500 in connection with the amendment and increased the rate on Eurodollar borrowings to LIBOR plus 4.50%, while the interest rate on base rate loans was increased to 3.50% over the federal funds rate plus 0.5% or the prime rate, whichever is greater. The amendment also further reduced borrowing capacity from $37.5 million to $30.0 million. With respect to certain other debt obligations in the aggregate amount of approximately $23.4 million that are scheduled to mature in 2011, we agreed as to each such obligation that, by June 24, 2011, we will either extend the maturity of the obligation to at least March 13, 2012, repay the obligation in full, or provide the Administrative Agent with satisfactory evidence that we have arranged for the repayment of the obligation by its scheduled maturity date. We agreed that, if we sell any capital stock or dispose of or refinance any of our properties, we will apply 80% of the net cash proceeds to prepay the facility, and the commitment under the facility will be reduced by the amount of the prepayment. In addition to the initial amendment fee, we agreed to pay 50 basis points times the then existing commitment if the facility is still in place on March 31, 2011 and 87.5 basis points times the then existing commitment if the facility is still in place on June 30, 2011. We also have a variable rate property note that is secured by our Red Lion Bellevue property and will be secured by our Red Lion Templins property, with a balance of $12.4 million at December 31, 2010 and due in 2013. This note has some financial covenants that mirror those of our credit facility, and was also amended in January 2011. The interest rate on this note was 3.25% at December 31, 2010.

A comparative summary of balance sheet data at December 31, 2010 and 2009 is provided below:

	December 31,
	2010	2009

Consolidated balance sheet data (in thousands):
Cash and cash equivalents	$4,012	$3,881
Working capital(1)	$(48,347)	$(1,161)
Assets of discontinued operations	$—	$242
Property and equipment, net	$272,030	$285,601
Total assets	$331,482	$350,636
Assets of discontinued operations	$—	$29
Total debt	$95,152	$106,322
Debentures due Red Lion Hotels Capital Trust	$30,825	$30,825
Total liabilities	$160,717	$175,614
Total stockholders’ equity	$170,765	$175,022

(1)	Represents current assets less current liabilities, excluding discontinued operations

During 2011, we expect cash expenditures to primarily include the funding of operating activities, interest payments on our outstanding indebtedness and capital expenditures. We expect to meet our long-term liquidity requirements for future investments and continued hotel and other various capital improvements through net cash provided by operations, debt, strategic asset sales or equity issuances.

Operating Activities

Net cash provided by operating activities totaled $19.5 million in 2010, a $3.8 million increase from the $15.7 million provided during 2009 and a $3.3 million decrease from 2008. Working capital changes, including changes to restricted cash, receivables, inventories, prepaid expenses, payables and accrued expenses and deferred income, were favorable in 2010 compared to 2009 by $12.0 million and unfavorable in 2009 compared with 2008 by $8.2 million. In 2009, there was an increase in hotel renovation activities, which drove up the usage of cash, which is responsible for the favorable variance seen when compared to 2010 and the unfavorable variance seen when compared to 2008.

Investing Activities

Net cash used in investing activities totaled $10.4 million in 2010 compared to $17.0 million during 2009 and $53.8 million used in 2008. Cash additions to property and equipment decreased $5.8 million during 2010 compared to 2009. Cash additions to property and equipment totaled $56.4 million in 2008, including the purchase of the Red Lion Hotel Denver Southeast in May 2008 for $25.3 million. During 2010, we scaled back our capital expenditures and spent approximately $10.6 million on essential investments in maintenance, technology and hotel improvement projects. Of the capital spent in 2009 and 2008, $12.3 million and $17.9 million, respectively, was used for renovation activities.

During 2011, we will continue to manage our capital and expect our cash expenditures to primarily include the funding of operating activities and interest payments on our outstanding indebtedness. Capital expenditures in 2011 are expected to be $10.6 million, although we may further reduce our level of capital spending to match appropriate needs and circumstances.

Financing Activities

Net cash used in financing activities totaled $8.9 million in 2010 compared to $13.1 million used in 2009. During 2010, we paid a net $8.0 million on our credit facility compared to net payment during 2009 of $10.0 million. Net cash used in financing activities in 2008 included net borrowings of $36.0 million, which was used primarily to finance the acquisition of the hotel in Denver, fund ongoing renovations and for general corporate purposes. In September 2008, we closed on a $14.0 million loan collateralized by a 181-room hotel in Bellevue, Washington, $8.2 million of which was used to pay off existing higher-rate debt. Scheduled long-term debt principal payments totaled $3.2 million, $3.0 million, and $5.8 million, respectively, during 2010, 2009 and 2008.

At December 31, 2010, we had total debt obligations of $126.0 million, of which $64.7 million was under 13 notes collateralized by individual hotels with fixed interest rates ranging from 5.9% to 8.1%. These 13 notes mature beginning in 2011 through 2013. Our average pre-tax interest rate on debt was 6.8% at December 31, 2010, compared to 6.2% at December 31, 2009. Included within outstanding debt are debentures due to the Red Lion Hotels Capital Trust of $30.8 million, which are uncollateralized and due to the trust in 2044 at a fixed rate of 9.5%.

In February 2010, we signed an amendment to our credit facility in order to increase our financial covenant flexibility. The facility, secured by our Seattle Red Lion Hotel on Fifth Avenue property, has certain restricted covenants with which we were in compliance at the end of 2010. The amendments modified our total leverage ratio and senior leverage ratio covenants for 2010 and 2011 in exchange for an increased interest rate and a reduction in borrowing capacity to $37.5 million from the previous $50 million. We also have one variable rate property note on our Red Lion Bellevue location, with a balance of $12.4 million at December 31, 2010. This note has restrictive covenants that mirror those of our credit facility, and was also amended in February 2010. The interest rate on this note was 3.25% at December 31, 2010, and is due in 2013.

In January 2011 we signed another amendment to our credit facility in order to further increase our financial covenant flexibility. The amendments to the facility, secured by our Red Lion Hotel on Fifth Avenue property, modified our total leverage ratio and senior leverage ratio covenants for the remaining term of the facility. We paid an initial fee of $112,500 in connection with the amendment and increased the rate on Eurodollar borrowings to LIBOR plus 4.50%, while the interest rate on base rate loans was increased to 3.50% over the federal funds rate plus 0.5% or the prime rate, whichever is greater. The amendment also further reduced borrowing capacity from $37.5 million to $30.0 million. With respect to certain other debt obligations in the aggregate amount of approximately $23.4 million that are scheduled to mature in 2011, we agreed as to each such obligation that, by June 24, 2011, we will either extend the maturity of the obligation to at least March 13, 2012, repay the obligation in full, or provide the Administrative Agent with satisfactory evidence that we have arranged for the repayment of the obligation by its scheduled maturity date. We agreed that, if we sell any capital stock or dispose of or refinance any of our properties, we will apply 80% of the net cash proceeds to prepay the facility, and the commitment under the facility will be reduced by the amount of the prepayment. In addition to the initial amendment fee, we agreed to pay 50 basis points times the then existing commitment if the facility is still in place on March 31, 2011 and 87.5 basis points times the then existing commitment if the facility is still in place on June 30, 2011. We also have a variable rate property note secured by our Red Lion Bellevue property and will be secured by our Red Lion Templins property, with a balance of $12.4 million at December 31, 2010 and due in 2013. This note has financial covenants that mirror those of our credit facility, and was also amended in January 2011. The interest rate on this note was 3.25% at December 31, 2010.

Of the $126.0 million in total debt obligations, three pools of cross securitized debt exist: (i) one consisting of five properties with total borrowings of $19.5 million; (ii) a second consisting of two properties with total borrowings of $17.6 million; and (iii) a third consisting of four properties with total borrowings of $21.8 million. Each pool of securitized debt and the other collateralized hotel borrowings include defeasance provisions for early repayment.

No shares were repurchased during 2010 or 2009.

In December 2008, we announced a common stock repurchase program for up to $10 million through open market purchases, block purchases or privately negotiated transactions, subject to certain conditions. During December 2008, we repurchased 303,000 shares at a cost of $0.9 million.

Net cash (used in) provided by financing activities during 2010 benefited from the exercise of stock options by employees including former executives resulting in proceeds to us of $2.5 million. No options were exercised during 2009 or 2008.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and interest on debt, as of December 31, 2010 (in thousands):

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Long-term debt and credit facility(1)	$105,078	$48,372	$56,706	$—	$—
Operating and capital leases(2)	72,547	9,671	17,891	16,059	28,926
Service agreements	1,689	655	1,034	—	—
Debentures due Red Lion Hotels Capital Trust(1)	127,949	2,928	5,857	5,857	113,307

Total contractual obligations(3)	$307,263	$61,626	$81,488	$21,916	$142,233

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)	Operating lease amounts are net of estimated sublease income of $10.5 million annually.

(3)	With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.

In 2001, we assumed a master lease agreement for 17 hotel properties, including 12 which were part of the Red Lion acquisition. Subsequently, we entered into an agreement with Doubletree DTWC Corporation whereby Doubletree DTWC Corporation is subleasing five of these hotel properties from Red Lion. During the second quarter of 2010, we amended the master lease agreement to exclude the Astoria, Oregon property due to its closure earlier in the year. Total fees paid to amend the agreement were $0.3 million. The master lease agreement requires minimum monthly payments of $1.2 million plus contingent rents based on gross receipts from the remaining 16 hotels, of which approximately $0.8 million per month is paid by a sub-lease tenant. The lease agreement expires in December 2020, although we have the option to extend the term on a hotel-by-hotel basis for three additional five-year terms.

In July 2007, we entered into an agreement to sublease the Red Lion Hotel Sacramento to a third party with an initial lease term expiring in 2020. In connection with the sublease agreement, as well as an amendment to that agreement entered into during the second quarter of 2009, we received deferred lease income of $3.9 million, which was to be amortized over the life of the sublease agreement. The sublease agreement provided for annual rent payments of $1.4 million. As part of the agreements, we committed to reimburse the tenant for up to $3.9 million in tenant improvement expenses, all of which had been incurred and reimbursed by December 31, 2009. In December 2010, this sublease agreement was terminated and the $3.0 million remainder of deferred lease income was recognized in that month. The table above no longer considers the annual rent payments of $1.4 million that were to be received from this subtenant. An agreement with a new subtenant was finalized on February 22, 2011, which provides for initial minimum annual rent payments of $0.4 million, which are not reflected in the table above.

In October 2007, we completed an acquisition of a 100-year (including extension periods) leasehold interest in a hotel in Anaheim, California for $8.3 million, including costs of acquisition. As required under the terms of the leasehold agreement, we will pay $1.8 million per year in lease payments through April 2011, the amounts of which have been reflected in the above table. At our option, we are entitled to extend the lease for 19 additional terms of five years each, with increases in lease payments tied directly to the Consumer Price Index. The Company has exercised the option to extend an additional 5 year term beginning in May 2011. The monthly payments shown in the table above extend through April 2016 to reflect this 5 year extension.

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

Off-balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements, as defined by SEC regulations, that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Matters

Franchise and Management Contracts

At December 31, 2010, our system of hotels included 13 hotels under franchise agreements, representing a total of 2,436 rooms and 120,831 square feet of meeting space. During the second quarter of 2010, a franchise agreement for the Red Lion Hotel Bakersfield (165 rooms) ended by agreement and was not renewed, thus this property left our system of hotels. During the fourth quarter of 2010, we signed three separate franchise agreements to bring three more hotels into the Red Lion system. The three properties are located in California. The first will be a Red Lion Inn located in Rancho Cordova, a suburb of Sacramento, California. This 111 room limited service hotel will be converted to a Red Lion in early 2011. The second is the Red Lion Hotel, Oakland International Airport. This property is an independent full service airport hotel with 189 rooms, which was converted to the Red Lion flag in February 2011. The third was formerly a Holiday Inn in Concord, California with 173 rooms which was converted to the Red Lion Hotel Concord — Walnut Creek on December 21, 2010.

Seasonality

Our business is subject to seasonal fluctuations, with more revenues and profits realized from May through October than during the rest of the year. During 2010, revenues during the second and third quarters approximated 26.0% and 30.5%, respectively, of total revenues for the year, compared to revenues of 21.0% and 22.5% of total revenues during the first and fourth quarters.

Inflation

The effect of inflation, as measured by fluctuations in the U.S. Consumer Price Index, has not had a material impact on our consolidated financial statements during the periods presented.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. We consider a critical accounting policy to be one that is both important to the portrayal of our financial condition and results of operations and requires management’s most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements; however, we have also identified our most critical accounting policies and estimates below. Management has discussed the development and selection of our critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosures presented below.

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

We review the recoverability of our long-lived assets as events or circumstances indicate that the carrying amount of an asset may not be recoverable. Changes to our plans, including a decision to sell, dispose of or change the intended use of an asset, could have a material impact on the carrying value of the asset. In accordance with the guidance for the impairment of long-lived assets, assets held and used with a carrying amount of $4.1 million were written down to their estimated fair value of $0.4 million, resulting in a non-cash impairment charge of $3.7 million for the year ended December 31, 2010. The full amount of $3.7 million was related to the termination of a sublease and franchise agreement with the operator of the Red Lion Hotel Sacramento.

During the year ended December 31, 2009, in accordance with the guidance for the impairment of long-lived assets, assets held and used with a carrying amount of $28.4 million were written down to their estimated fair value of $19.7 million, resulting in a non-cash impairment charge of $8.7 million. Of that amount, $8.5 million was related to our Red Lion Hotel Denver Southeast. The remaining $0.2 million impairment loss related to a second property.

To determine estimated fair value, we used Level 3 inputs for our discounted cash flow analyses, including growth rate, property-level preformed financial information and remaining lives of the assets. Management bases these assumptions on historical data and experience and future operational expectations. For certain assets, we used recent asset appraisals or valuations performed by third-parties, which we deemed to be Level 3 inputs, to support our estimate of fair value.

Intangible Assets

Our intangible assets include brands and goodwill, which we do not amortize. Instead, we test for impairment annually or more frequently as events or circumstances indicate the carrying amount of an asset may not be recoverable. Our goodwill and other intangible asset impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit, subject to the same general assumptions discussed above for long-lived assets. At December 31, 2010 and 2009, our recorded goodwill and other intangible assets not subject to amortization remained unchanged at $34.9 million. While we have not recognized an impairment loss since we originally recorded goodwill and other indefinite lived intangible assets, changes in our estimates and assumptions could affect, potentially materially, our financial condition or results of operations in the future. The financial and credit market volatility directly impacts fair value measurement through our company’s estimated weighted average cost of capital used to determine discount rate, and through our common stock price that is used to determine market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term move or a longer-term trend.

Our other intangible assets include marketing and lease contracts, the values of which are amortized on a straight-line basis over the weighted average life of the agreements and totaled $1.1 million and $3.3 million, respectively, at December 31, 2010 and 2009. In accordance with the guidance for the impairment of intangible assets, we recorded an impairment charge of $2.0 million related to the termination of a sublease agreement with the subtenant of the Red Lion Hotel Sacramento. The lease contract intangible asset for that property was deemed fully impaired as of December 31, 2010 due to the termination of that sublease agreement and current market conditions becoming unfavorable to support the carrying value of the lease contract intangible. The assessment of these contracts requires us to make certain judgments, including estimated future cash flow from the applicable properties.

New and Future Accounting Pronouncements

Variable Interest Entities — In June 2009, the FASB released Accounting Standards Update (“ASU”) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities issuing changes to the consolidation guidance applicable to variable interest entities (“VIE”). These changes also amended the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis is to include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Under the new guidance, we determined that our Central Program Fund (“CPF”) now meets the definition of a VIE and should be included in our consolidated financial statements. We adopted these changes retrospectively on January 1, 2010.

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

The adoption of these changes were applied retrospectively, including the recording to retained earnings of the $1.0 million net of tax impact of cumulative effect of change in accounting principle as of January 1, 2008, and the consolidated financial statements have been adjusted to conform to the new treatment. On January 1, 2010, total assets decreased by $0.9 million primarily representing the consolidation of accounts receivable, and total liabilities increased $0.1 million. The impact of the CPF for the twelve months ended December 31, 2010 and 2009, added additional expense before income tax of $1.2 million and of $24,000, respectively. The total impact on net loss before income tax for the year ended December 31, 2009 related to the CPF was a negative adjustment of $24,000, compared to a positive impact of $104,000 for the year ended December 31, 2008. See Note 5 of Notes to Consolidated Financial Statements for further detail.

Fair Value Measurements — In January 2010, the FASB released ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements.  We adopted new accounting guidance that requires disclosure of significant transfers between Level 1 and Level 2 of the fair value hierarchy, the reasons for these transfers and the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. This standard did not have a material impact on the disclosures in our consolidated financial statements.

Intangibles — Goodwill and Other — In December 2010, the FASB released ASU No. 2010-28, Intangibles-Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The update requires a company to perform Step 2 of the goodwill impairment test if the carrying value of the reporting unit is zero or negative and adverse qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors to consider are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The requirements in ASU 2010-28 are effective for public companies in the first annual period beginning after December 15, 2010. ASU 2010-28 is not expected to materially impact our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2010, $95.6 million of our outstanding debt was subject to currently fixed interest rates and was not exposed to market risk from rate changes. We also had $18.0 million outstanding from our revolving credit facility at an interest rate of 3.5% based on a 30-day LIBOR plus 3.25%, as well as $12.4 million outstanding on a five-year loan at the Prime interest rate of 3.25% at December 31, 2010.

In January 2011 we signed an amendment to our credit facility in order to further increase our financial flexibility. The amendments to the facility, secured by our Red Lion Hotel on Fifth Avenue property, modified our total leverage ratio and senior leverage ratio covenants for the remaining term of the facility. We paid an initial fee of $112,500 in connection with the amendment and increased the rate on Eurodollar borrowings to LIBOR plus 4.50%, while the interest rate on base rate loans was increased to 3.50% over the federal funds rate plus 0.5% or the prime rate, whichever is greater. The amendment also further reduced borrowing capacity from $37.5 million to $30.0 million. With respect to certain other debt obligations in the aggregate amount of approximately $23.4 million that are scheduled to mature in 2011, we agreed as to each such obligation that, by June 24, 2011, we will either extend the maturity of the obligation to at least March 13, 2012, repay the obligation in full, or provide the Administrative Agent with satisfactory evidence that we have arranged for the repayment of the obligation by its scheduled maturity date. We agreed that, if we sell any capital stock or dispose of or refinance any of our properties, we will apply 80% of the net cash proceeds to prepay the facility, and the commitment under the facility will be reduced by the amount of the prepayment. In addition to the initial amendment fee, we agreed to pay 50 basis points times the then existing commitment if the facility is still in place on March 31, 2011 and 87.5 basis points times the then existing commitment if the facility is still in place on June 30, 2011. We also have a variable rate property note secured by our Red Lion Bellevue property and will be secured by our Red Lion Templins property, with a balance of $12.4 million at December 31, 2010 and due in 2013. This note has financial covenants that mirror those of our credit facility, and was also amended in January 2011. The interest rate on this note was the prime rate of 3.25% at December 31, 2010.

Outside of these changes, we do not foresee any other changes of significance in our exposure to fluctuations in interest rates, although we will continue to manage our exposure to this risk by monitoring available financing alternatives.

The below table summarizes our debt obligations at December 31, 2010 on our consolidated balance sheet (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value

Total debt	$43,275	$1,974	$49,903	$—	$—	$—	$95,152	$95,400
Average interest rate							6.8%
Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$31,279
Interest rate							9.5%

Item 8.	Financial Statements and Supplementary Data

See Item 15 of this annual report for certain information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this Item 8.

The following table sets forth supplementary financial data (in thousands except per share amounts) for each quarter for the years ended December 31, 2010 and 2009, derived from our unaudited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements.

	Year Ended December 31,
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2010 (unaudited)
Room revenue	$21,282	$27,918	$35,734	$22,555	$107,489
Food and beverage revenue	8,398	9,469	9,048	9,331	36,246
Other hotel revenue	942	1,244	1,439	1,208	4,833

Total hotels segment revenue	30,622	38,631	46,221	33,094	148,568
Franchise revenue	558	889	999	763	3,209
Entertainment revenue	2,478	2,340	2,048	2,370	9,236
Other revenue	645	594	575	667	2,481

Total revenues	$34,303	$42,454	$49,843	$36,894	$163,494

Operating income (loss) from continuing operations	$(4,607)	$2,376	$6,903	$(8,974)	$(4,302)
Impairment charge(1)	—	—	—	5,733	5,733
Franchise, sublease termination	—	—	—	(1,452)	(1,452)
Separation costs(2)	1,219	—	—	—	1,219
Income (loss) from continuing operations before income tax	(6,805)	72	4,886	(11,119)	(12,966)
Net income (loss) from continuing operations	(4,225)	65	3,157	(7,227)	(8,230)
Net income (loss) from discontinued operations	(154)	(129)	(106)	—	(389)
Net income (loss) attributable to Red Lion Hotels Corporation	(4,368)	(65)	3,044	(7,220)	(8,609)
Earnings (loss) per share — basic and diluted	$(0.24)	$—	$0.16	$(0.39)	$(0.47)
2009 (unaudited)
Room revenue	$20,287	$28,447	$32,988	$20,253	$101,975
Food and beverage revenue	9,538	11,046	10,453	10,447	41,484
Other hotel revenue	824	1,031	1,315	1,143	4,313

Total hotels segment revenue	30,649	40,524	44,756	31,843	147,772
Franchise revenue	537	1,262	1,046	771	3,616
Entertainment revenue	2,523	2,584	3,861	2,722	11,690
Other revenue	733	661	592	655	2,641

Total revenues	$34,442	$45,031	$50,255	$35,991	$165,719

	Year Ended December 31,
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Operating income (loss) from continuing operations	$(3,204)	$4,292	$7,334	$(10,931)	$(2,509)
Impairment charge(1)	—	—	—	8,509	8,509
Restructuring expenses(3)	—	—	—	136	136
Income (loss) from continuing operations before income tax	(5,010)	2,133	5,115	(12,871)	(10,633)
Net income (loss) from continuing operations	(3,176)	1,433	3,392	(8,246)	(6,597)
Net income (loss) from discontinued operations	(109)	44	248	(250)	(67)
Net income (loss) attributable to Red Lion Hotels Corporation	(3,281)	1,472	3,635	(8,489)	(6,663)
Earnings (loss) per share — basic and diluted	$(0.18)	$0.08	$0.20	$(0.47)	$(0.37)

(1)	During the fourth quarter of 2010, we recorded a $5.7 million impairment charge related to the termination of a sublease and franchise agreement at our Red Lion Hotel Sacramento. During the fourth quarter of 2009, we recorded an $8.7 million non-cash impairment charge primarily related to our Red Lion Hotel Denver Southeast property we acquired in May 2008, and on a second property.

(2)	During the first quarter of 2010, we recorded $1.2 million in separation payments pertaining to the termination of our former President and Chief Executive Officer in January 2010.

(3)	During the fourth quarter of 2009, we recorded $0.1 million in restructuring expenses as the company implemented a reduction in force and other cost saving initiatives.

Financial Statements

The 2010 Consolidated Financial Statements of Red Lion Hotels Corporation are
presented on pages 51 to 85 of this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Red Lion Hotels Corporation
Spokane, Washington

We have audited the accompanying consolidated balance sheets of Red Lion Hotels Corporation as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Lion Hotels Corporation at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, the Company has changed its method of accounting for the Central Program Fund as a result of the adoption of Accounting Standards Update No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, effective January 1, 2010 on a retrospective basis for all periods presented.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Red Lion Hotel Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

BDO USA, LLP
March 16, 2011
Spokane, Washington

RED LION HOTELS CORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	December 31, 2010	December 31, 2009
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$4,012	$3,881
Restricted cash	4,120	3,801
Accounts receivable, net	5,985	6,993
Inventories	1,328	1,341
Prepaid expenses and other	1,937	3,199
Assets of discontinued operations	—	61

Total current assets	17,382	19,276

Property and equipment, net	272,030	285,601
Goodwill	28,042	28,042
Intangible assets, net	7,984	10,199
Other assets, net	6,044	7,337
Noncurrent assets of discontinued operations	—	181

Total assets	$331,482	$350,636

LIABILITIES
Current liabilities:
Accounts payable	$7,146	$6,079
Accrued payroll and related benefits	4,367	2,402
Accrued interest payable	276	318
Advance deposits	487	496
Other accrued expenses	10,178	7,910
Revolving credit facility	18,000	—
Long-term debt, due within one year	25,275	3,171
Liabilities of discontinued operations	—	29

Total current liabilities	65,729	20,405

Revolving credit facility	—	26,000
Long-term debt, due after one year	51,877	77,151
Deferred income	4,859	8,638
Deferred income taxes	7,427	12,595
Debentures due Red Lion Hotels Capital Trust	30,825	30,825

Total liabilities	160,717	175,614

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Red Lion Hotels Corporation stockholders’ equity
Preferred stock — 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock — 50,000,000 shares authorized; $0.01 par value; 18,869,254 and 18,180,104 shares issued and outstanding	189	182
Additional paid-in capital, common stock	146,834	142,479
Retained earnings	23,737	32,346

Total Red Lion Hotels Corporation stockholders’ equity	170,760	175,007
Noncontrolling interest	5	15

Total equity	170,765	175,022

Total liabilities and stockholders’ equity	$331,482	$350,636

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands, except per share data)

Revenue:
Hotels	$148,568	$147,772	$168,610
Franchise	3,209	3,616	4,442
Entertainment	9,236	11,690	12,016
Other	2,481	2,641	3,140

Total revenues	163,494	165,719	188,208

Operating expenses:
Hotels	116,574	113,256	129,372
Franchise	3,118	2,255	2,710
Entertainment	7,769	9,466	11,234
Other	1,598	2,075	2,100
Depreciation and amortization	20,885	20,873	19,241
Hotel facility and land lease	5,840	6,707	6,738
Impairment loss	5,733	8,509	—
Gain on asset dispositions, net	(25)	(249)	(164)
Undistributed corporate expenses	6,304	5,200	9,643
Restructuring expenses	—	136	2,067

Total expenses	167,796	168,228	182,941

Operating income (loss)	(4,302)	(2,509)	5,267
Other income (expense):
Interest expense	(9,073)	(8,503)	(9,247)
Other income, net	409	379	912

Income (loss) from continuing operations before income taxes	(12,966)	(10,633)	(3,068)
Income tax (benefit) expense	(4,736)	(4,036)	(1,251)

Net income (loss) from continuing operations	(8,230)	(6,597)	(1,817)

Discontinued operations:
Income (loss) from operations of discontinued business units,
net of income tax (benefit) expense of $(181), $26, and $87 respectively	(351)	50	168
Income (loss) on disposal of discontinued business units,
net of income tax (benefit) expense of $(20), $(60), and $0 respectively	(38)	(117)	—

Income (loss) from discontinued operations	(389)	(67)	168

Net income (loss)	(8,619)	(6,664)	(1,649)

Net income (loss) attributable to noncontrolling interest	10	1	12

Net income (loss) attributable to Red Lion Hotels Corporation	$(8,609)	$(6,663)	$(1,637)

Earnings (loss) per share attributable to Red Lion Hotels Corporation
Basic and diluted
Net income (loss) from continuing operations	$(0.45)	$(0.37)	$(0.10)
Income (loss) from discontinued operations	(0.02)	—	0.01

Net income (loss) attributable to Red Lion Hotels Corporation	$(0.47)	$(0.37)	$(0.09)

Weighted average shares — basic	18,485	18,106	18,234
Weighted average shares — diluted	18,485	18,106	18,234

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2010, 2009 and 2008

	Red Lion Hotels Corporation Stockholders’ Equity				Equity
	Common Stock				Attributable to
			Additional	Retained	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Earnings	Interest	Equity
	(In thousands, except share data)

Balances, January 1, 2008	18,312,756	$183	$140,553	$40,646	$31	$181,413
Net income (loss)	—	—	—	(1,637)	(12)	(1,649)
Stock redeemed under repurchase plan	(396,000)	(4)	(1,824)	—	—	(1,828)
Stock issued under employee stock purchase plan	22,265	—	164	—	—	164
Stock based compensation	38,184	1	2,513	—	—	2,514
Tax expense related to expiration of stock options	—	—	(269)	—	—	(269)

Balances, December 31, 2008	17,977,205	180	141,137	39,009	19	180,345
Net income (loss)	—	—	—	(6,663)	(4)	(6,667)
Stock issued under employee stock purchase plan	54,871	—	119	—	—	119
Stock based compensation	148,028	2	1,223	—	—	1,225

Balances, December 31, 2009	18,180,104	182	142,479	32,346	15	175,022
Net income (loss)	—	—	—	(8,609)	(10)	(8,619)
Stock issued under employee stock purchase plan	32,162	—	130	—	—	130
Stock issued under option plan	429,528	4	2,482			2,486
Stock based compensation	227,460	3	1,743	—	—	1,746

Balances, December 31, 2010	18,869,254	$189	$146,834	$23,737	$5	$170,765

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands)

Operating activities:
Net income (loss)	$(8,619)	$(6,664)	$(1,649)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,919	20,954	19,316
Gain on disposition of property, equipment and other assets, net	(26)	(243)	(156)
Restructuring expenses (non-cash)	—	—	1,144
Impairment charge	5,792	8,686	—
Termination of sublease agreement, net	(2,109)	—	—
Deferred income tax (benefit) provision	(5,168)	(3,184)	(1,159)
Equity in investments	48	(9)	(133)
Imputed interest expense	—	—	111
Stock based compensation expense	1,594	1,238	2,245
Provision for doubtful accounts	378	212	166
Change in current assets and liabilities:
Restricted cash	(319)	89	549
Accounts receivable	209	2,505	(932)
Inventories	22	160	(7)
Prepaid expenses and other	1,308	(432)	809
Accounts payable	1,067	(5,388)	7,106
Accrued payroll and related benefits	2,203	(2,798)	(1,515)
Accrued interest payable	(42)	4	(42)
Deferred income	—	900	—
Other accrued expenses and advance deposits	2,230	(338)	(3,050)

Net cash provided by operating activities	19,487	15,692	22,803

Investing activities:
Purchases of property and equipment	(10,615)	(16,425)	(56,377)
Liquor license purchase	—	(500)	—
Non-current restricted cash for sublease tenant improvements, net	—	—	2,151
Proceeds from disposition of property and equipment	44	16	41
Advances to Red Lion Hotels Capital Trust	(27)	(27)	(27)
Other, net	170	(34)	458

Net cash used in investing activities	(10,428)	(16,970)	(53,754)

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands)

Financing activities:
Borrowings on revolving credit facility	15,500	11,000	38,000
Repayment of revolving credit facility	(23,500)	(21,000)	(2,000)
Repayment of long-term debt	(3,170)	(3,009)	(14,000)
Borrowings on long-term debt	—	—	14,000
Common stock redeemed	(86)	(13)	(1,828)
Proceeds from issuance of common stock under employee stock purchase plan	130	119	164
Proceeds from stock option exercises	2,486	—	—
Distributions to noncontrolling interest	—	(3)	—
Additions to deferred financing costs	(292)	(153)	(207)

Net cash (used in) provided by financing activities	(8,932)	(13,059)	34,129

Net change in cash from operating activities of discontinued operations	4	2	12

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	131	(14,335)	3,190
Cash and cash equivalents at beginning of period	3,881	18,216	15,026

Cash and cash equivalents at end of period	$4,012	$3,881	$18,216

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Interest on long-term debt	$9,115	$8,955	$9,777
Income taxes	$—	$—	$102
Cash received during periods for:
Income taxes	$672	$296	$978
Noncash operating, investing and financing activities:
Conversion of accounts receivable to note receivable	$377	$771	$—
Tax effect on conversion of equity	$—	$—	$(269)
Bonuses to employees paid in stock	$237	$126	$—

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation (“RLH,” “Red Lion” or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale full, select and limited service hotels under the Red Lion brand. As of December 31, 2010, the Red Lion system of hotels contained 44 hotels located in eight states and one Canadian province, with 8,557 rooms and 425,397 square feet of meeting space. As of that date, the Company operated 31 hotels, of which 19 are wholly-owned and 12 are leased, and franchised 13 hotels that were owned and operated by various third-party franchisees.

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

The Company was incorporated in the state of Washington in April 1978, and operated hotels until 1999 under various brand names including Cavanaughs Hotels. In 1999, the Company acquired WestCoast Hotels, Inc., and rebranded its Cavanaughs hotels to the WestCoast brand — changing the Company’s name to WestCoast Hospitality Corporation. In 2001, the Company acquired Red Lion Hotels, Inc. In September 2005, after rebranding most of its WestCoast hotels to the Red Lion brand, the Company changed its name to Red Lion Hotels Corporation. The financial statements encompass the accounts of Red Lion Hotels Corporation and all of its consolidated subsidiaries, including its 100% ownership of Red Lion Hotels Holdings, Inc., and Red Lion Hotels Franchising, Inc., and its approximate 99% ownership of Red Lion Hotels Limited Partnership (“RLHLP”) further discussed in Note 14. The 1% noncontrolling interest in RLHLP has been classified as a component of equity separate from equity of Red Lion Hotels Corporation.

The financial statements include an equity method investment in a 19.9% owned real estate venture, as well as certain cost method investments in various entities included as other assets, over which the Company does not exercise significant influence. In addition, the Company holds a 3% common interest in Red Lion Hotels Capital Trust (the “Trust”) that is considered a variable interest entity. The Company is not the primary beneficiary of the Trust; thus, it is treated as an equity method investment. As more fully discussed in Note 5, the consolidated financial statements include all of the activities of the Company’s cooperative marketing fund, a variable interest entity. The Company is the primary beneficiary of this variable interest entity.

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

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

In accordance with the Company’s various borrowing arrangements, at December 31, 2010 and 2009, cash of approximately $4.1 million and $3.8 million, respectively, was held in escrow for the future payment of insurance, property taxes, repairs and furniture and fixtures.

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

The following schedule summarizes the activity in the allowance account for trade accounts receivable for the past three years for continuing operations:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Allowance for doubtful accounts, continuing operations
Balance, beginning of year	$592	$525	$384
Additions to allowance	381	224	424
Write-offs, net of recoveries	(430)	(157)	(283)

Balance, end of year	$543	$592	$525

Inventories

Inventories consist primarily of food and beverage products held for sale at the company operated restaurants and guest supplies. Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value.

Property and Equipment

Property and equipment are stated at cost. The cost of improvements that extend the life of property and equipment is capitalized. Interest costs are capitalized as incurred during the construction period for qualifying assets. The Company did not record any capitalized interest during the year ended December 31, 2010. The Company recorded capitalized interest of approximately $0.4 million and $0.3 million for the years ended December 31, 2009 and 2008 respectively. Repairs and maintenance charges are expensed as incurred.

Depreciation is provided using the straight-line method over the estimated useful life of each asset, which ranges as follows:

Buildings	25 to 39 years
Equipment	2 to 15 years
Furniture and fixtures	5 to 15 years
Landscaping and improvements	15 years

Valuation of Long-Lived Assets

Management reviews the carrying value of property, equipment and other long-lived assets upon the occurrence of events or changes in circumstances that indicate the related carrying amounts may not be recoverable.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated undiscounted future cash flows are compared with the asset’s current carrying value. Reductions to the carrying value, if necessary, are recorded to the extent the net book value of the asset exceeds the greater of estimated future discounted cash flows or fair value less selling costs.

In accordance with the guidance for the impairment of long-lived assets, assets held and used with a carrying amount of $4.1 million were written down to their estimated fair value of $0.4 million, resulting in a non-cash impairment charge of $3.7 million for the year ended December 31, 2010. The full amount of $3.7 million was related to the termination of a sublease and franchise agreement with the operator of the Red Lion Hotel Sacramento.

In the year ended December 31, 2009 and in accordance with the guidance for the impairment of long-lived assets, assets held and used with a carrying amount of $28.4 million were written down to their fair value of $19.7 million. For the year ended December 31, 2009, the Company’s net loss attributable to Red Lion Hotels Corporation included an asset impairment charge of $8.7 million. Of that amount, $8.5 million was related to the Red Lion Hotel Denver Southeast. The remaining $0.2 million impairment charge related to a second property.

As provided in the below tables (in thousands), the Company used Level 3 inputs for its discounted cash flow analyses, including growth rate, property-level proforma financial information and remaining lives of the assets. Management bases these assumptions on historical data and experience and future operational expectations. For certain assets, recent asset appraisals or valuations performed by third-parties were used, which were deemed to be Level 3 inputs, to support the Company’s estimate of fair value.

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs	Total
Description	2010	(Level 1)	(Level 2)	(Level 3)	Loss

Long-lived assets held and used	$429	—	—	$429	$(3,695)

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs	Total
Description	2009	(Level 1)	(Level 2)	(Level 3)	Loss

Long-lived assets held and used	$19,700	—	—	$19,700	$(8,686)

Goodwill and Other Intangible Assets

Certain intangible assets are amortized over their estimated useful lives. The Company does not amortize goodwill. Goodwill and unamortized intangible assets are evaluated for impairment at least annually or more frequently if events and circumstances indicate that the goodwill and intangible assets might be impaired.

The Company performs impairment tests using discounted cash flows, valuation analyses or comparisons to recent sales or purchase transactions to determine estimated fair value. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. See Note 8 for further detail.

Other Assets

Other assets primarily include deferred loan fees, straight-line rental income, long-term notes receivable and equity method and cost method investments discussed in Note 1. Deferred loan fees are amortized using the effective interest method over the term of the related loan agreement, and totaled $0.6 million, $0.5 million and $0.5 million at December 31, 2010, 2009 and 2008 respectively.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost method investments are carried at their original purchase price. Equity method investments are carried at cost, adjusted for the Company’s proportionate share of earnings and any investment disbursements. At both December 31, 2010 and 2009, the Company had a $0.3 million note receivable that bore interest at 7.05% related to its 19.9% owned investment in the Company’s corporate office building.

Deferred Income

In connection with the initial sublease of the Red Lion Hotel Sacramento, as well as an amendment to that agreement entered into during the second quarter of 2009, the Company received $3.9 million in consideration that was being amortized over the sublease period as deferred lease revenue. During the year ended December 31, 2010, the sublease agreement was terminated. As a result, the Company recognized the remaining deferred lease revenue of $3.0 million. Deferred lease revenue recognized for the years ended December 31, 2009 and 2008 was $0.3 million and $0.3 million, respectively.

In 2003, the Company sold a hotel to an unrelated party in a sale-operating leaseback transaction. The pre-tax gain on the transaction of approximately $7.0 million was deferred and is being amortized into income over the period of the lease term, which expires in November 2018 and is renewable for three, five-year terms at the Company’s option. During 2010, 2009 and 2008, the Company recognized income of approximately $0.5 million each year for the amortization of the deferred gain. The remaining balance at December 31, 2010, was $3.6 million.

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

The Company recognizes the financial statement effect of a tax position when, based on the technical merits of the uncertain tax position, it is more likely than not to be sustained on a review by taxing authorities. These estimates are based on judgments made with currently available information. The Company reviews these estimates and makes changes to recorded amounts of uncertain tax positions as facts and circumstances warrant. For additional information about income taxes, see Note 16.

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

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restructuring Expenses

During 2010, the Company did not incur any restructuring expense. During 2009 and 2008, the Company recorded $0.1 million and $2.1 million, respectively, in restructuring expenses as the Company implemented reductions in force and other cost saving initiatives. The 2009 year expense primarily reflected severance payments related to changes made at the end of 2009 in food and beverage outlets at various owned and leased hotels. The $2.1 million during the year 2008 consisted primarily of $0.9 million in separation payments and other benefits upon the termination of an employment agreement with an Executive Vice President, as well as a $0.7 million reduction in the carrying values of certain intangible assets related to management contracts acquired with the WestCoast and Red Lion brands.

Advertising and Promotion

Costs associated with advertising and promotional efforts are generally expensed as incurred. During the years ended December 31, 2010, 2009 and 2008, the Company incurred approximately $3.5 million, $2.4 million and $3.0 million, respectively, in advertising expense from continuing operations. These amounts include advertising and promotion spent by the Red Lion Central Program Fund discussed below.

Central Program Fund

In 2002, the Company established the Central Program Fund (“CPF”) in accordance with the Company’s various domestic franchise agreements. The CPF acts as an agent for company owned and leased hotels and for the Company’s franchisees, and was created to provide services to all member hotels, and is responsible for certain advertising services, frequent guest program administration, reservation services, national sales promotions and brand and revenue management services intended to increase sales and enhance the reputation of the Red Lion brand. CPF contributions by company owned and managed hotels and those made by the franchisees, based on the individual franchise agreements, generally total up to 4.5% of room revenue, frequent guest program dues and other services. The Company can elect to contribute additional funds to the CPF in order to accelerate brand awareness or increase marketing and advertising expense to grow the brand, among other things. Activities of the CPF are conducted as a service, not as an operation or business venture.

As a result of changes to the consolidation guidance applicable to a variable interest entity (“VIE”), the Company includes net assets and transactions of the CPF in its consolidated financial statements effective January 1, 2010. All prior periods in this report are presented on a comparable basis to reflect the adoption of this guidance. See Note 5 for further detail.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share gives effect to all dilutive potential shares that are outstanding during the period and includes outstanding stock options and other outstanding employee equity grants, as well as the effect of minority interests related to operating partnership units of RLHLP (“OP Units”), by increasing the weighted-average number of shares outstanding by their effect. When the Company reports a net loss during the period, basic and diluted earnings (loss) per share are the same.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

New and Future Accounting Pronouncements

Variable Interest Entities — In June 2009, the FASB released Accounting Standards Update (“ASU”) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities issuing changes to the consolidation guidance applicable to a variable interest entity (“VIE”). These changes also amend the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The new guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE, where previously, reconsideration of whether an enterprise was the primary beneficiary of a VIE was only required when specific events had occurred. QSPEs will also be subject to these changes in consolidation guidance when effective. Enhanced disclosures about an enterprise’s involvement with a VIE will be required.

While there have been no changes to the organization, structure or operating activities since its inception in 2002, under the new guidance the Company determined the CPF is a VIE and adopted these changes on January 1, 2010. Upon adoption of this rule, net assets and transactions of the CPF are included within the consolidated financial statements, and increase franchise segment revenue and expense to represent the contribution from franchise properties to fund their portion of certain advertising services, frequent guest program administration, reservation services, national sales promotions and brand and revenue management services. The adoption of these changes did not have a material impact on earnings or EBITDA, and was applied retrospectively as a cumulative effect of change in accounting principle. See Note 5 for further detail.

Fair Value Measurements — In January 2010, the FASB released ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. The Company adopted this accounting guidance that requires disclosure of significant transfers between Level 1 and Level 2 of the fair value hierarchy, the reasons for these transfers and the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. This standard did not have a material impact on the Company’s disclosures in its consolidated financial statements. See Note 21 for further detail.

Intangibles — Goodwill and Other — In December 2010, the FASB released ASU No. 2010-28, Intangibles-Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The update requires a company to perform Step 2 of the goodwill impairment test if the carrying value of the reporting unit is zero or negative and adverse qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors to consider are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The requirements in ASU 2010-28 are effective for public companies in the first annual period beginning after December 15, 2010. ASU 2010-28 is not expected to materially impact our consolidated financial statements.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Liquidity, Financial Condition and Risks of Refinancing Debt

As of December 31, 2010 the Company had long term debt maturing within one year of $25.3 million. In addition, the outstanding balance under the Company’s revolving credit facility at December 31, 2010 of $18.0 million is included as a current liability because the facility expires in September 2011.

The Company’s current liabilities at December 31, 2010 exceeded its current assets by $48.3 million. The Company is actively pursuing financing alternatives to address maturing debts and to supplement working capital. While the Company continues to be in compliance with its debt agreements, and to generate positive cash flow from operations, there can be no assurance that it will be able to repay or refinance its debts when they mature.

In addition to or in place of a new credit facility and new term debt, the Company may seek to raise additional funds through public or private financings, strategic relationships, sale of assets as discussed in Note 23, or other arrangements. The Company cannot assure that asset sales will be completed as anticipated. Sales of one or more assets may take longer than anticipated, may not occur at all, or may occur at price points that do not meet all of the Company’s objectives for the sales. The Company cannot assure that such funds, if needed, will be available on terms attractive to it, or at all. Furthermore, any additional equity financings may be dilutive to shareholders and debt financing, if available, may involve covenants that place substantial restrictions on the Company’s business. The Company’s failure to raise capital as and when needed could have a material adverse impact on its financial condition and its ability to pursue business strategies.

In January 2011 the Company signed an amendment to its credit facility in order to further increase its financial covenant flexibility. The amendments to the facility, secured by its Red Lion Hotel on Fifth Avenue property, modified its total leverage ratio and senior leverage ratio covenants for the remaining term of the facility. The Company paid an initial fee of $112,500 in connection with the amendment and increased the rate on Eurodollar borrowings to LIBOR plus 4.50%, while the interest rate on base rate loans was increased to 3.50% over the federal funds rate plus 0.5% or the prime rate, whichever is greater. The amendment also further reduced borrowing capacity from $37.5 million to $30.0 million. With respect to certain other debt obligations in the aggregate amount of approximately $23.4 million that are scheduled to mature in 2011, the Company agreed as to each such obligation that, by June 24, 2011, it will either extend the maturity of the obligation to at least March 13, 2012, repay the obligation in full, or provide the Administrative Agent with satisfactory evidence that it has arranged for the repayment of the obligation by its scheduled maturity date. The Company agreed that, if it sells any capital stock or disposes of or refinances any of its properties, it will apply 80% of the net cash proceeds to prepay the facility, and the commitment under the facility will be reduced by the amount of the prepayment. In addition to the initial amendment fee, the Company agreed to pay 50 basis points times the then existing commitment if the facility is still in place on March 31, 2011 and 87.5 basis points times the then existing commitment if the facility is still in place on June 30, 2011. The Company also has a variable rate property note secured by its Red Lion Bellevue property and will be secured by its Red Lion Templins property, with a balance of $12.4 million at December 31, 2010 and due in 2013. This note has some financial covenants that mirror those of its credit facility, and was also amended in January 2011. The interest rate on this note was the prime rate of 3.25% at December 31, 2010.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Business Segments

As of December 31, 2010, the Company had three operating segments — hotels, franchise and entertainment. The “other” segment consists primarily of a retail mall and miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense; therefore, it has not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues and expenses. Selected information with respect to continuing operations is as provided below (in thousands).

	Year Ended December 31,
	2010	2009	2008

Revenues:
Hotels	$148,568	$147,772	$168,610
Franchise	3,209	3,616	4,442
Entertainment	9,236	11,690	12,016
Other	2,481	2,641	3,140

	$163,494	$165,719	$188,208

Operating income (loss):
Hotels	$6,891	$1,627	$16,900
Franchise	(4,895)	1,006	1,175
Entertainment	1,115	1,802	314
Other	(7,413)	(6,944)	(13,122)

	$(4,302)	$(2,509)	$5,267

Capital expenditures:
Hotels(1)	$9,427	$14,658	$51,729
Franchise	481	986	3,088
Entertainment	188	44	218
Other	513	731	1,162

	$10,609	$16,419	$56,197

Depreciation and amortization:
Hotels	$17,791	$17,660	$15,548
Franchise	749	620	781
Entertainment	352	421	469
Other	1,993	2,172	2,443

	$20,885	$20,873	$19,241

	December 31,
	2010	2009

Identifiable assets:
Hotels	$292,436	$300,880
Franchise	9,811	16,852
Entertainment	5,115	5,143
Other	24,120	27,519

	$331,482	$350,394

(1)	Includes a hotel asset acquisition in the second quarter of 2008 of $25.3 million.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Change in Accounting Principle

Variable Interest Entities — In June 2009, the FASB released ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities issuing changes to the consolidation guidance applicable to variable interest entities (“VIE”). These changes also amended the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis is to include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

Under the new guidance, the Company determined that the Company’s cooperative marketing fund, the Central Program Fund (“CPF”) now meets the definition of a VIE and should be included in its consolidated financial statements. The Company adopted these changes retrospectively on January 1, 2010. For additional information on the CPF, see Note 2.

The CPF acts as an agent for the Company’s owned and leased hotels and for its franchisees, and was created to provide services to all member hotels including certain advertising services, frequent guest program administration, reservation services, national sales promotions and brand and revenue management services intended to increase sales and enhance the reputation of the Red Lion brand. The activities of the CPF benefit the Company’s owned and leased hotels as well as its franchise properties; however, historically only the proportionate share of CPF expense for its owned and leased hotels was recognized in the consolidated financial statements. Based on the new guidance, the Company now includes all of the expenses and other balances of the CPF in its consolidated financial statements, including revenue received from franchisees to support CPF activities. There have been no changes to the organization, structure or operating activities of the CPF since its inception in 2002.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adoption of these changes was applied retrospectively, including the recording to retained earnings of the $1.0 million net of tax impact of cumulative effect of change in accounting principle as of January 1, 2008, and the consolidated financial statements have been adjusted to conform to the new treatment. The impact of the CPF for the year ended December 31, 2009 added additional expense before income tax of $24,000 and the impact of the CPF for the year ended December 31, 2008 was a reduction of expense before income tax of $0.1 million. The activities of the CPF are cyclical throughout any one year. The tables below show the impact of the consolidation of the CPF for the years ended December 31, 2009 and 2008 (in thousands):

Income Statement

	Year Ended December 31, 2009			Year Ended December 31, 2008
	Amounts			Amounts
	before	Impact of		before	Impact of
	CPF	CPF	As reported	CPF	CPF	As reported

Revenue:
Hotels	$147,772	$—	$147,772	$168,610	$—	$168,610
Franchise	1,678	1,938	3,616	1,862	2,580	4,442
Entertainment	11,690	—	11,690	12,016	—	12,016
Other	2,641	—	2,641	3,140	—	3,140

Total revenues	163,781	1,938	165,719	185,628	2,580	188,208

Operating expenses:
Hotels	113,677	(421)	113,256	129,870	(498)	129,372
Franchise	429	1,826	2,255	355	2,355	2,710
Entertainment	9,466	—	9,466	11,234	—	11,234
Other	2,075	—	2,075	2,100	—	2,100
Depreciation and amortization	20,873	—	20,873	19,241	—	19,241
Hotel facility and land lease	6,707	—	6,707	6,738	—	6,738
Impairment charge	8,509	—	8,509	—		—
Gain on asset dispositions, net	(249)	—	(249)	(164)	—	(164)
Undistributed corporate expenses	5,200	—	5,200	9,643		9,643
Restructuring expenses	136	—	136	2,067	—	2,067

Total expenses	166,823	1,405	168,228	181,084	1,857	182,941

Operating income (loss)	(3,042)	533	(2,509)	4,544	723	5,267
Other income (expense):
Interest expense	(8,503)	—	(8,503)	(9,247)	—	(9,247)
Other income, net	936	(557)	379	1,530	(618)	912

Income (loss) before income taxes	(10,609)	(24)	(10,633)	(3,172)	105	(3,068)
Income tax (benefit) expense	(4,028)	(8)	(4,036)	(1,289)	38	(1,251)

Net income (loss) from continuing operations	$(6,581)	$(16)	$(6,597)	$(1,884)	$67	$(1,817)

Net income (loss) per share from continuing operations	$(0.37)	$(0.00)	$(0.37)	$(0.10)	$0.00	$(0.10)

Weighted-average shares outstanding	18,106	18,106	18,106	18,234	18,234	18,234

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet

	December 31, 2009
	Amounts
	before	Impact of
	CPF	CPF	As reported

ASSETS
Current assets:
Cash and cash equivalents	$3,881	$—	$3,881
Restricted cash	3,801	—	3,801
Accounts receivable, net	8,098	(1,105)	6,993
Inventories	1,272	69	1,341
Prepaid expenses and other	3,089	110	3,199
Assets of discontinued operations	61	—	61

Total current assets	20,202	(926)	19,276

Property and equipment, net	285,601	—	285,601
Goodwill	28,042	—	28,042
Intangible assets, net	10,199	—	10,199
Other assets, net	7,337	—	7,337
Noncurrent assets of discontinued operations	181	—	181

Total assets
	$351,562	$(926)	$350,636

LIABILITIES
Current liabilities:
Accounts payable	$5,715	$364	$6,079
Accrued payroll and related benefits	2,313	89	2,402
Accrued interest payable	318	—	318
Advance deposits	496	—	496
Other accrued expenses	7,634	276	7,910
Revolving credit facility	—		—
Long-term debt, due within one year	3,171		3,171
Liabilities of discontinued operations	29		29

Total current liabilities	19,676	729	20,405

Revolving credit facility	26,000	—	26,000
Long-term debt, due after one year	77,151	—	77,151
Deferred income	8,638	—	8,638
Deferred income taxes	12,603	(8)	12,595
Debentures due Red Lion Hotels Capital Trust	30,825	—	30,825

Total liabilities	174,893	721	175,614

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Red Lion Hotels Corporation stockholders’ equity
Preferred stock — 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—		—
Common stock — 50,000,000 shares authorized; $0.01 par value; 18,869,254 and 18,180,104 shares issued and outstanding	182	—	182
Additional paid-in capital, common stock	142,479	—	142,479
Retained earnings	33,993	(1,647)	32,346

Total Red Lion Hotels Corporation stockholders’ equity	176,654	(1,647)	175,007

Noncontrolling interest	15	—	15

Total equity	176,669	(1,647)	175,022

Total liabilities and stockholders’ equity	$351,562	$(926)	$350,636

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Cash Flows

	Year Ended December 31, 2009			Year Ended December 31, 2008
	Amounts			Amounts
	before	Impact of		before	Impact of
	CPF	CPF	As reported	CPF	CPF	As reported

Operating Activities:
Net income (loss)	$(6,648)	$(16)	$(6,664)	$(1,716)	$67	$(1,649)
Deferred income tax provision (benefit)	(3,176)	(8)	(3,184)	(1,197)	38	(1,159)
Change in current assets and liabilities:
Accounts receivable	2,306	199	2,505	(947)	15	(932)
Inventories	93	67	160	82	(89)	(7)
Prepaid expenses and other	(560)	128	(432)	786	23	809
Accounts payable	(5,274)	(114)	(5,388)	6,801	305	7,106
Accrued payroll and related benefits	(2,610)	(188)	(2,798)	(1,243)	(272)	(1,515)
Other accrued expenses and advance deposits	(270)	(68)	(338)	(2,963)	(87)	(3,050)

Net cash provided by operating activities	15,692	—	15,692	22,803	—	22,803

Net increase (decrease) in cash and cash equivalents	(14,335)	—	(14,335)	3,190	—	3,190
Cash, January 1,	18,216	—	18,216	15,026	—	15,026

Cash, December 31,	$3,881	$—	$3,881	$18,216	$—	$18,216

6.	Recent Accounting Pronouncements

Fair Value Measurements — In January 2010, the FASB released ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. The Company adopted this accounting guidance that requires disclosure of significant transfers between Level 1 and Level 2 of the fair value hierarchy, the reasons for these transfers and the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. This standard did not have a material impact on the Company’s disclosures in its consolidated financial statements.

Intangibles — Goodwill and Other — In December 2010, the FASB released ASU No. 2010-28, Intangibles-Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The update requires a company to perform Step 2 of the goodwill impairment test if the carrying value of the reporting unit is zero or negative and adverse qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors to consider are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The requirements in ASU 2010-28 are effective for public companies in the first annual period beginning after December 15, 2010. ASU 2010-28 is not expected to materially impact the Company’s consolidated financial statements.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property and Equipment

Property and equipment used in continuing operations is summarized as follows (in thousands):

	December 31, 2010	December 31, 2009

Buildings and equipment	$301,766	$295,704
Furniture and fixtures	47,316	46,226
Landscaping and land improvements	9,821	8,959

	358,903	350,889
Less accumulated depreciation and amortization	(153,373)	(134,063)

	205,530	216,826
Land	63,581	66,146
Construction in progress	2,919	2,629

	$272,030	$285,601

In accordance with the guidance for the impairment of long-lived assets, assets held and used with a carrying amount of $4.1 million were written down to their estimated fair value of $0.4 million, resulting in a non-cash impairment charge of $3.7 million for the year ended December 31, 2010. The full amount of $3.7 million was related to the termination of a sublease and franchise agreement with the operator of the Red Lion Hotel Sacramento.

In the year ended December 31, 2009 and in accordance with the guidance for the impairment of long-lived assets, assets held and used with a carrying amount of $28.4 million were written down to their fair value of $19.7 million. For the year ended December 31, 2009, the Company’s net loss attributable to Red Lion Hotels Corporation included an asset impairment charge of $8.7 million. Of that amount, $8.5 million was related to the Red Lion Denver Southeast hotel. The remaining $0.2 million impairment charge related to a second property.

As discussed above in Note 2, the Company used Level 3 inputs for its discounted cash flow analyses, including growth rate, property-level proforma financial information and remaining lives of the assets. Management bases these assumptions on historical data and experience and future operational expectations.

8.	Goodwill and Other Intangible Assets

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

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the cost and accumulated amortization of goodwill and other intangible assets (in thousands):

	December 31, 2010			December 31, 2009
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Goodwill	$28,042	n/a	$28,042	$28,042	n/a	$28,042

Intangible assets
Brand name	$6,878	n/a	$6,878	$6,878	n/a	$6,878
Lease contracts(1)	1,417	(425)	992	4,332	(1,156)	3,176
Franchise and management contracts	313	(313)	—	313	(282)	31
Trademarks	114	n/a	114	114	n/a	114

Total intangible assets	$8,722	$(738)	$7,984	$11,637	$(1,438)	$10,199

(1)	In December 2010, there was an event that caused the Company to review its lease contract intangible asset balance for potential impairment. A sublease agreement at the Company’s Red Lion Hotel Sacramento was terminated, thus eliminating $1.4 million of annual sublease income. The Company has subsequently subleased this property to a new subtenant, however, for an amount of $0.4 million in initial minimum annual sublease payments. After analysis, the Company concluded that the full amount of the lease contract intangible asset was impaired and recorded a $2.0 million impairment charge.

Amortization expense related to intangible assets was approximately $0.2 million, $0.2 million and $0.5 million during the years ended December 31, 2010, 2009 and 2008, respectively. Estimated amortization expense for intangible assets over the next five years is as follows (in thousands):

Year Ending
December 31,	Amount

2011	$47
2012	47
2013	47
2014	47
2015	47

$235

Goodwill and other intangible assets attributable to each of the Company’s business segments at December 31, 2010 and 2009 were as follows (in thousands):

	December 31,
	2010		2009
		Other		Other
	Goodwill	Intangibles	Goodwill	Intangibles

Hotels	$19,530	$5,631	$19,530	$7,815
Franchise	5,351	2,347	5,351	2,378
Entertainment	3,161	6	3,161	6

Total	$28,042	$7,984	$28,042	$10,199

At the Company’s measurement date of October 1, 2010, the book value of its net assets exceeded the market capitalization of the Company. Goodwill and indefinite life intangible assets are tested for impairment at least

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annually, or upon the occurrence of events or changes in circumstances that indicate the associated carrying values may not be recoverable. The Company tests goodwill and its intangible assets for impairment by first comparing the book value of net assets to the fair value of the related operations. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. Fair value is estimated using discounted cash flows of each of the three reporting units. The Company bases its calculation of fair value of its reporting units on a combination of the income and market approaches. Forecasts of future cash flow to develop fair value of its reporting units are based on management’s best estimate of future revenue and operating expenses based primarily on projected rate and occupancy growth, market penetration and current and future economic conditions. In this process, a fair value of goodwill is estimated and compared to its carrying value. Any shortfall of fair value below carrying value would represent the amount of impairment loss. Changes in these forecasts could significantly change the amount of impairment recorded, if any.

In performing this analysis, the financial and credit market volatility directly impacted fair value measurement through the Company’s estimated weighted average cost of capital used to determine discount rate, and through the Company’s common stock price that is used to determine market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short term swing or a longer-term trend. The Company performed an annual test of its goodwill and indefinite life intangible assets as of October 1, 2010, and concluded that the recorded values were not impaired based on its analysis. The key assumption used in its analysis included that the Company’s assets are still producing operating income and the fair value of its existing assets, based on the company analysis, remains sufficient to support the carrying value of the related assets.

In December 2010, there was an event that caused the Company to review its lease contract intangible asset balance for potential impairment. A sublease agreement at the Company’s Red Lion Hotel Sacramento was terminated, thus eliminating $1.4 million of annual sublease income. The Company signed an agreement on February 22, 2011 with another subtenant, however for an initial minimum amount of $0.4 million in annual sublease income. After analysis, the Company concluded that the full amount of the lease contract intangible asset was not recoverable and recorded a $2.0 million impairment charge. There were no other impairments of intangible assets recorded in 2010. As provided in the table below (in thousands), the Company used Level 3 inputs for its discounted cash flow analysis, including growth rate, property-level proforma financial information and remaining lives of the assets. Management bases these assumptions on historical data and experience and future operational expectations.

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs	Total
Description	2010	(Level 1)	(Level 2)	(Level 3)	Loss

Lease Contract Intangible Asset	$—	—	—	$—	$(2,039)

9.	Other Investments

Aggregate investments recorded as noncurrent assets on the consolidated balance sheet totaled $1.2 million and $1.2 million, respectively, as of December 31, 2010 and 2009. During 2010, the Company recorded a loss from investments of $48,000, compared to a loss of $16,000 and income of $133,000, respectively, in 2009 and 2008.

The Company owns a 19.9% partnership interest in its corporate office building as discussed above in Note 1. The Company’s investment balance was approximately $0.8 million as December 31, 2010 and $0.7 million as of

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009. Summarized unaudited financial information with respect to the office building, on a 100% basis, is as follows (in thousands):

	December 31,
	2010	2009

Current assets	$224	$370
Total assets	$11,510	$11,800
Current liabilities	$120	$106
Total liabilities	$8,828	$9,150
Total equity	$2,681	$2,650
Revenues	$1,532	$1,801
Net income	$149	$88

The Company maintains a 3% common security interest in the Red Lion Hotels Capital Trust (“the Trust”), as discussed below in Note 12, which represents all of the common ownership of the Trust. The Trust is considered a variable interest entity and the Company is not considered its primary beneficiary. At December 31, 2010 and 2009, the Company’s equity method investment in the Trust had a balance of $0.4 million and $0.5 million, respectively, after adjusting for trust earnings and operating expenses.

10.	Credit Facility

The Company has a revolving credit facility with a syndicate of banks led by Credit Agricole Corporate and Investment Bank. Borrowings under the facility may be used to finance acquisitions or capital expenditures, for working capital and for other general corporate purposes. The obligations under the facility are collateralized by its Red Lion Hotel on Fifth Avenue property, including a deed of trust and security agreement covering all of its assets. Because the facility expires in less than a year on September 13, 2011, the amount owed under the facility at December 31, 2010 is reflected as a current liability.

The credit facility requires the Company to comply with certain customary affirmative and negative covenants, the most restrictive of which are financial covenants dealing with leverage, interest coverage and debt service coverage. In February 2010, the Company amended the terms of the facility to modify the total leverage ratio and senior leverage ratio covenants, increase the interest rate on Eurodollar borrowings to LIBOR plus 3.25% and reduce borrowing capacity to $37.5 million. At December 31, 2010, $18.0 million was outstanding under the facility at an interest rate of 3.52%, and the Company was in compliance with all of its covenants.

In January 2011 the Company signed an amendment to its credit facility in order to further increase its financial covenant flexibility. The amendments to the facility, secured by its Red Lion Hotel on Fifth Avenue property, modified its total leverage ratio and senior leverage ratio covenants for the remaining term of the facility. The Company paid an initial fee of $112,500 in connection with the amendment and increased the rate on Eurodollar borrowings to LIBOR plus 4.50%, while the interest rate on base rate loans was increased to 3.50% over the federal funds rate plus 0.5% or the prime rate, whichever is greater. The amendment also further reduced borrowing capacity from $37.5 million to $30.0 million. With respect to certain other debt obligations in the aggregate amount of approximately $23.4 million that are scheduled to mature in 2011, the Company agreed as to each such obligation that, by June 24, 2011, it will either extend the maturity of the obligation to at least March 13, 2012, repay the obligation in full, or provide the Administrative Agent with satisfactory evidence that it has arranged for the repayment of the obligation by its scheduled maturity date. The Company agreed that, if it sells any capital stock or disposes of or refinances any of its properties, it will apply 80% of the net cash proceeds to prepay the facility, and the commitment under the facility will be reduced by the amount of the prepayment. In addition to the initial amendment fee, the Company agreed to pay 50 basis points times the then existing commitment if the facility is still in place on March 31, 2011 and 87.5 basis points times the then existing commitment if the facility is still in place on June 30, 2011.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Long-Term Debt

In addition to the credit facility discussed above in Note 10 and the debentures discussed below in Note 12, the Company has long-term debt consisting of mortgage notes payable and notes and contracts payable, collateralized by real property, equipment and the assignment of certain rental income. A summary of long-term debt as of December 31, 2010 and 2009, monthly installment and interest amounts, if applicable, interest rate and maturity date is as provided in the below table (in thousands, except monthly payment amounts).

			Last	Last
	Outstanding		Applicable	Applicable		Maturity/
	December 31,		Monthly	Interest		Balloon
	2010	2009	Installment	Rate	Type	Payment Due	Security

Notes Payable(1)	$12,425	$13,125	$93,269	3.25%	Variable	September 2013	Real Property
Notes Payable	11,822	12,144	108,797	8.08%	Fixed	September 2011	Real Property
Notes Payable	8,863	9,102	70,839	6.70%	Fixed	July 2013	Real Property
Notes Payable	7,830	8,042	62,586	6.70%	Fixed	July 2013	Real Property
Notes Payable	5,742	5,899	52,844	8.08%	Fixed	September 2011	Real Property
Notes Payable	5,163	5,302	41,265	6.70%	Fixed	July 2013	Real Property
Notes Payable	5,111	5,251	46,695	8.00%	Fixed	October 2011	Real Property
Notes Payable	4,388	4,507	35,076	6.70%	Fixed	July 2013	Real Property
Notes Payable	4,263	4,381	34,353	6.70%	Fixed	July 2013	Real Property
Notes Payable	3,528	3,623	28,198	6.70%	Fixed	July 2013	Real Property
Notes Payable	2,581	2,651	20,633	6.70%	Fixed	July 2013	Real Property
Notes Payable	2,581	2,651	20,633	6.70%	Fixed	July 2013	Real Property
Notes Payable	2,151	2,209	17,194	6.70%	Fixed	July 2013	Real Property
Industrial revenue bonds payable	$704	$1,435	$66,560	5.90%	Fixed	October 2011	Real Property

Total long-term debt	77,152	80,322
Due within one year	(25,275)	(3,171)

Long-term debt due after one year	$51,877	$77,151

(1)	Interest rate based on Prime rate

Contractual maturities for long-term debt outstanding at December 31, 2010, excluding the $18.0 million outstanding under the revolving credit facility discussed above in Note 10, are summarized by year as follows (in thousands):

Year Ending
December 31,	Amount

2011	25,275
2012	1,974
2013	49,903
2014	—
2015	—

$77,152

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s $12.4 million variable rate property note contains restrictive covenants that mirror those of the credit facility discussed above in Note 10. At December 31, 2010, the Company was in compliance with those covenants. In connection with the amendments to the credit facility in February 2010 and January 2011, the terms of this note were also amended. The interest rate on the outstanding $12.4 million at December 31, 2010 was the prime rate of 3.25%.

12.	Debentures of Red Lion Hotels Capital Trust

Together with the Trust, the Company completed a public offering of $46.0 million of trust preferred securities in 2004. The securities are listed on the New York Stock Exchange and entitle holders to cumulative cash distributions at a 9.5% annual rate with maturity in February 2044. The cost of the offering totaled $2.3 million, which the Trust paid through an advance by the Company. The advance to the Trust is included with other noncurrent assets on the consolidated balance sheets.

The Company borrowed all of the proceeds from the offering, including the Company’s original 3% trust common investment of $1.4 million, on the same day through 9.5% debentures that are included as a long-term liability on the consolidated balance sheets. The debentures mature in 2044 and their payment terms mirror the distribution terms of the trust securities. The debenture agreement required the mandatory redemption of 35% of the then-outstanding trust securities at 105% of issued value if the Company completed an offering of common shares with gross proceeds of greater than $50 million. In accordance therewith and in connection with a common stock offering in May 2006, the Company repaid approximately $16.6 million of the debentures due the Trust. The Trust then redeemed 35% of the outstanding trust preferred securities and trust common securities at a price of $26.25 per share, a 5% premium over the issued value of the securities. Of the $16.6 million, approximately $0.5 million was received back by the Company for its trust common securities and was reflected as a reduction of its investment in the Trust. At December 31, 2010 and 2009, debentures due the Trust totaled $30.8 million.

13.	Commitments and Contingencies

At any given time the Company is subject to claims and actions incidental to the operations of its business. During the second quarter of 2010, a federal court ruled in favor of the Company in a lawsuit the Company filed against the owner of a former franchisee. The court awarded to the Company approximately $0.6 million in damages, which will accrue interest at 18% per annum pending the defendant’s appeal. During the year 2010, the Company incurred approximately $0.3 million in legal expense in connection with this matter. The Company is actively pursuing this action and cannot at this time reasonably predict the ultimate outcome of the proceedings. The Company has not recorded a receivable for this contingent gain. The Company does not expect that any sums it may receive or have to pay in connection with this or any other legal proceeding would have a materially adverse effect on its consolidated financial position or net cash flows.

14.	Stockholders’ Equity

The Company is authorized to issue 50 million common shares, par value $0.01 per share, and five million shares of preferred stock, par value $0.01 per share. As of December 31, 2010, there were 18,869,254 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. The board of directors has the authority, without action by the shareholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights of the common stock.

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

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Repurchases

No shares were repurchased during 2010 or 2009.

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

Stock Incentive Plans

As approved by the shareholders of the Company, the 1998 Stock Incentive Plan and the 2006 Stock Incentive Plan, as amended (“the Plans”), authorize the grant or issuance of various option or other awards including restricted stock grants and other stock-based compensation. The 2006 plan allows awards up to a maximum number of two million shares, subject to adjustments for stock splits, stock dividends and similar events. The 1998 plan allowed for a maximum number of 1.4 million shares, although as a condition to the approval of the 2006 plan, the Company no longer grants or issues awards under the 1998 plan. The compensation committee of the board of directors administers the 2006 plan and establishes to whom awards are granted and the type and terms and conditions, including the exercise period, of the awards. As of December 31, 2010, there were 1,160,924 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.

Stock based compensation expense reflects the fair value of stock based awards measured at grant date, including an estimated forfeiture rate, and is recognized over the relevant service period. Stock-based compensation expense recognized during 2010, 2009 and 2008 was approximately $1.1 million, $1.2 million and $2.5 million, respectively.

Stock-based compensation expense recorded in 2010 includes $0.5 million of expense recorded upon the termination of the Company’s former President and Chief Executive Officer in January 2010. Stock-based compensation expense recorded in 2008 includes expense recorded upon the retirement of the Company’s former President and Chief Executive Officer at the time and the separation of an Executive Vice President, as discussed below in Note 19.

During the year ended December 31, 2010, 429,528 options were exercised. No options were exercised during the years ended December 31, 2009 or 2008. As options and restricted stock units vest, the Company expects to recognize approximately $0.5 million in additional compensation expense in 2011.

During the years ended December 31, 2010, 2009 and 2008; 78,873 , 86,625 and 17,160 shares of common stock, respectively, were issued in aggregate to non-management directors as compensation for service. During the years ended December 31, 2010, 2009 and 2008, the Company recognized compensation expense of approximately $0.5 million, $0.4 million and $0.2 million, respectively, upon issuance.

Stock Options

Stock options issued are valued based upon the Black-Scholes option pricing model and the Company recognizes this value as an expense over the periods in which the options vest. Use of the Black-Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, forfeiture rate, risk-free interest rate, expected dividend yield and expected life of the options, based on historical experience. Volatility is based on historical information with terms consistent with the expected life of the option. The risk free interest rate is based on the quoted daily treasury yield curve rate at the time of grant, with terms consistent with the

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected life of the option. During 2010 and 2008, the following weighted average assumptions were used. No stock options were granted during 2009.

	For The Year Ended
	2010	2009	2008

Options granted	5,864	—	334,212
Weighted-average grant date fair value of options granted	$7.10	—	$8.52
Dividend yield	0%	—	0%
Expected volatility	61%	—	34%
Forfeiture rate	2%	—	4%
Risk free interest rates	3.36%	—	4.12%
Expected option lives	4 years	—	4 years

A summary of stock option activity for the year ended December 31, 2010, is as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, January 1, 2010	1,194,460	$7.36
Options granted	5,864	$7.10
Options exercised	(429,528)	$5.79
Options forfeited	(292,749)	$9.23

Balance, December 31, 2010	478,047	$7.62

Exercisable, December 31, 2010	395,244	$7.34

Additional information regarding stock options outstanding and exercisable as of December 31, 2010, is presented below. Excluding the impact that was recognized during the first quarter due to the separation of the Company’s former President and Chief Executive Officer, total unrecognized stock-based compensation expense related to non-vested stock options, as of December 31, 2010, was approximately $0.1 million before the impact of income taxes and is expected to be recognized over a weighted average period of 18 months.

		Weighted
		Average		Weighted			Weighted
Range of		Remaining		Average	Aggregate		Average	Aggregate
Exercise	Number	Contractual	Expiration	Exercise	Intrinsic	Number	Exercise	Intrinsic
Prices	Outstanding	Life (Years)	Date	Price	Value(1)	Exercisable	Price	Value(1)
					(In thousands)			(In thousands)

$5.10 — $6.07	227,248	1.33	2011-2014	$5.36	$595,235	227,248	$5.36	$595,235
$7.10 — $7.80	27,864	5.56	2011-2020	7.39	16,520	22,000	7.46	11,360
$8.74 — $8.80	151,100	7.35	2011-2018	8.76	—	80,705	8.76	—
$10.88	5,974	5.56	2016	10.88	—	5,974	10.88	—
$12.21 — $13.00	65,861	6.14	2016-2017	12.61	—	59,317	12.56	—

	478,047	4.20	2011-2020	$7.62	$611,755	395,244	$7.34	$606,595

(1)	The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been available to be exercised on the last trading day of 2010, or December 31, 2010, based upon the Company’s closing stock price of $7.98.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units, Shares Issued as Compensation

During 2010, 2009 and 2008, the Company granted 165,439, 213,282 and 36,125 unvested restricted stock units, respectively, to executive officers and other key employees, the majority of which vest 25% each year for four years on each anniversary of the grant date. While all of the shares are considered granted, they are not considered issued or outstanding until vested. Since the Company began issuing restricted stock units, approximately 13.6% of total restricted stock units granted have been forfeited.

A summary of restricted stock unit activity at December 31, 2010, is as follows:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value

Balance, January 1, 2010	239,318	$5.24
Granted	165,439	$7.14
Vested	(125,367)	$5.36
Forfeited	(58,574)	$6.02

Balance, December 31, 2010	220,816	$6.40

During 2010, 125,367 restricted stock units vested, 84,433 of those related to the Company’s former President and Chief Executive Officer who terminated in January of 2010. The remaining shares were issued to employees.

In addition, 35,937 shares of common stock were issued to employees in 2010 as compensation. Under the terms of the plan and upon issuance, the Company authorized a net settlement of distributable shares to employees after consideration of individual employees’ tax withholding obligations, at the election of each employee. During 2010, the Company repurchased 12,717 shares at a weighted average of $6.74 per share to cover the participants’ tax liability.

During 2010, 2009 and 2008, the Company recognized approximately $0.8 million, $0.3 million and $0.1 million, respectively, in compensation expense related to these grants, and expects to record an additional $1.1 million in compensation expense over the remaining vesting periods.

Employee Stock Purchase Plan

In 2008, the Company adopted a new employee stock purchase plan (“ESPP”) upon expiration of its previous plan. Under the ESPP, 300,000 shares of common stock are authorized for purchase by eligible employees at a discount through payroll deductions. No employee may purchase more than $25,000 worth of shares, or more than 10,000 total shares, in any calendar year. As allowed under the ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. During 2010, 2009 and 2008, 32,162, 54,871 and 22,265 shares, respectively, were issued, and approximately $20,000, $22,000 and $38,000 was recorded in compensation expense associated with the plan.

Non-controlling Interest and Operating Partnership Units

As discussed above in Note 1, the Company is a general partner of RLHLP and at December 31, 2010, held more than a 99% interest in that entity. Partners who hold operating partnership units (“OP Units”) have the right to put those units to RLHLP, in which event either (i) RLHLP must redeem the units for cash, or (ii) the Company, as general partner, may elect to acquire the OP Units for cash or in exchange for a like number of shares of its common stock. At December 31, 2010 and 2009, 44,837 OP Units held by limited partners remained outstanding.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings (loss) per common share computations for the years ended December 31, 2010, 2009 and 2008 (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008

Numerator — basic and diluted:
Net income (loss) from continuing operations	$(8,230)	$(6,597)	$(1,817)
Net (income) loss attributable to noncontrolling interest	10	1	12
Net Income (loss) on discontinued operations	(389)	(67)	168

Net income (loss) attributable to Red Lion Hotels Corporation	$(8,609)	$(6,663)	$(1,637)

Denominator:
Weighted average shares — basic	18,485	18,106	18,234

Weighted average shares — diluted	18,485	18,106	18,234

Earnings (loss) per share attributable to Red Lion Hotels Corporation:
Basic and Diluted
Net Income (loss) from continuing operations	$(0.45)	$(0.37)	$(0.10)
Net (Income) loss attributable to noncontrolling interest	$—	$—	$—
Net Income (loss) on discontinued operations	$(0.02)	$—	$0.01

Net income (loss) attributable to Red Lion Hotels Corporation	$(0.47)	$(0.37)	$(0.09)

At December 31, 2010, 2009 and 2008, the effect of converting the 44,837 outstanding OP Units during those periods was considered anti-dilutive due to reported net losses attributable to Red Lion Hotels Corporation and excluded from the above calculations.

At December 31, 2010, 2009 and 2008, 478,047, 1,194,460 and 1,311,215 options to purchase common shares, respectively, were outstanding. At December 31, 2010, 2009 and 2008, all of the options to purchase common shares were considered anti-dilutive and excluded from the above calculations. At December 31, 2010, 2009 and 2008, all 220,816, 239,318 and 48,866 outstanding but unvested restricted stock units, respectively, were considered anti-dilutive.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Income Taxes

Major components of the income tax (benefit) expense for the years ended December 31, 2010, 2009 and 2008, are as follows (in thousands):

	December 31,
	2010	2009	2008

Current:
Federal (benefit) expense	$179	$(886)	$(225)
State (benefit) expense	32	—	(49)
Deferred (benefit) expense	(5,148)	(3,184)	(890)

Income tax (benefit) expense attributable to Red Lion Hotels Corporation	(4,937)	(4,070)	(1,164)
Less: tax impact of discontinued operations	201	34	(87)

Income tax (benefit) expense from continuing operations	$(4,736)	$(4,036)	$(1,251)

The income tax (benefit) expense shown in the consolidated statements of operations differs from the amounts calculated using the federal statutory rate applied to income before income taxes as follows (in thousands, except percentages):

	December 31,
	2010		2009		2008
	Amount	%	Amount	%	Amount	%

(Benefit) provision at federal statutory rate	$(4,605)	(34.0)%	$(3,649)	(34.0)%	$(950)	(33.8)%
State tax (benefit) expense	(200)	(1.5)%	(371)	(3.4)%	(49)	(1.7)%
Effect of tax credits	(422)	(3.1)%	(343)	(3.2)%	(274)	(9.7)%
Tax exempt interest	—	0.0%	—	0.0%	(39)	(1.4)%
Other	290	2.2%	293	2.7%	148	5.3%

Income tax (benefit) expense attributable to Red Lion Hotels Corporation	(4,937)	(36.4)%	(4,070)	(37.9)%	(1,164)	(41.3)%
Less: tax impact of discontinued operations	201	1.5%	34	0.3%	(87)	(3.1)%

Income tax (benefit) expense from continuing operations	$(4,736)	(34.9)%	$(4,036)	(37.6)%	$(1,251)	(44.4)%

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the net deferred tax assets and liabilities at December 31, 2010 and 2009, are as follows (in thousands):

	December 31,
	2010		2009
	Assets	Liabilities	Assets	Liabilities

Property and equipment	$—	$13,514	$—	$16,652
Brand name	—	2,491	—	2,490
Other intangible assets	124	—	221	—
Rental income	—	20	—	248
Gain on sale leaseback	1,760	—	1,928	—
Tax credit carryforwards	3,311	—	2,689	—
Federal net operating losses	1,566	—	658	—
Impact of CPF consolidation	1,038	—	594	—
Other	799	—	705	—

Total	$8,598	$16,025	$6,795	$19,390

At December 31, 2010 and 2009, the Company had federal gross operating loss carryforwards of approximately $4.9 million and $1.5 million, respectively; state gross operating loss carryforwards of approximately $5.4 million and $5.4 million, respectively; and federal and state tax credit carryforwards of approximately $3.3 million and $2.7 million. The net operating loss carryforwards will expire beginning in 2028; the federal credits will begin to expire in 2025; and the state credits will carry forward indefinitely. A valuation allowance against the deferred tax assets has not been established as the Company believes it’s more likely than not that these assets will be realized.

The Company recognizes the financial statement effect of a tax position when, based on the technical merits of the uncertain tax position, it is more likely than not to be sustained on a review by taxing authorities. These estimates are based on judgments made with currently available information. The Company reviews these estimates and makes changes to recorded amounts of uncertain tax positions as facts and circumstances warrant. The Company has no material uncertain tax positions at December 31, 2010 and 2009, and does not anticipate a significant change in any unrecognized tax benefits over the next twelve months. Accordingly, the Company has not provided for any unrecognized tax benefits or related interest and penalties. The Company accounts for penalties and interest related to unrecognized tax benefits as a component of income tax expense. With limited exception, the Company is no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for years prior to 2004.

17.	Operating Lease Income

The Company leases commercial retail and office space to various tenants over terms ranging through 2047. The leases generally provide for fixed minimum monthly rent as well as tenants’ payments for their pro rata share of taxes and insurance and common area maintenance and expenses. Rental income for the years ended December 31, 2010, 2009 and 2008, from continuing operations was approximately $3.1 million, $3.6 million and $3.6 million, respectively, which included contingent rents of approximately $0.2 million, $0.2 million and $0.4 million,

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Future minimum lease income under existing non-cancelable leases as of December 31, 2010, is anticipated to be as follows (in thousands):

Year Ended
December 31,

2011	$2,338
2012	1,720
2013	441
2014	335
2015	261
Thereafter	1,463

Total	$6,558

18.	Operating Lease Commitments

Total future minimum payments due under all current term operating leases at December 31, 2010, were as indicated below (in thousands). Through 2012, the amounts shown are net of $10.5 million of sublease income to be earned annually. Thereafter, annual sublease income will be $9.9 million through 2020. Total rent expense from continuing operations, net of sublease income under the leases for the years ended December 31, 2010, 2009, and 2008 was $7.2 million, $8.1 million, and $7.9 million, respectively, which included $5.8 million, $6.7 million, and $6.7 million of hotel facility and land lease expense, as presented on the Consolidated Statements of Operations.

Year Ended
December 31,

2011	$9,439
2012	9,363
2013	8,397
2014	8,029
2015	8,029
Thereafter	28,926

Total	$72,183

In 2001, the Company assumed a master lease agreement for 17 hotel properties, including 12 which were part of the Red Lion acquisition. Subsequently, the Company entered into an agreement with Doubletree DTWC Corporation whereby Doubletree DTWC Corporation is subleasing five of these hotel properties from Red Lion. During the second quarter of 2010, the Company amended the master lease agreement to exclude the Astoria, Oregon property due to its closure earlier in the year. Total fees paid to amend the agreement were $0.3 million. The master lease agreement requires minimum monthly payments of $1.2 million plus contingent rents based on gross receipts from the remaining 16 hotels, of which approximately $0.8 million per month is paid by a sub-lease tenant. The lease agreement expires in December 2020, although the Company has the option to extend the term on a hotel-by-hotel basis for three additional five-year terms.

In July 2007, the Company entered into an agreement to sublease the Red Lion Hotel Sacramento to a third party with an initial lease term expiring in 2020. In connection with the sublease agreement, as well as an amendment to that agreement entered into during the second quarter of 2009, the Company received deferred lease income of $3.9 million, which was to be amortized over the life of the sublease agreement. The sublease agreement provided for annual rent payments of $1.4 million. As part of the agreements, the Company committed to reimburse the tenant for up to $3.9 million in tenant improvement expenses, all of which had been incurred and reimbursed by December 31, 2009. In December 2010, this sublease agreement was terminated and the $3.0 million remainder of deferred lease income was recognized in that month. The table above no longer considers the annual rent payments

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $1.4 million that were to be received from this subtenant. An agreement with a new subtenant was finalized on February 22, 2011, which provides for initial minimum annual rent payments of $0.4 million, which are not reflected in the table above.

In October 2007 the Company completed an acquisition of a 100-year — including extension periods — leasehold interest in a hotel in Anaheim, California for $8.3 million, including costs of the acquisition. As required under the terms of the leasehold agreement, the Company will pay $1.8 million per year in lease payments through April 2011. At the Company’s option, the initial five-year term of the lease may be extended for 19 additional terms of five years each, with the increases in lease payments tied directly to the Consumer Price Index. The Company has exercised the option to extend an additional 5 year term beginning in May 2011. The monthly payments shown in the table above extend through April 2016 to reflect this 5 year extension.

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

19.	Change in Executive Officers

In January 2010, the Company terminated an employment agreement with its President and Chief Executive Officer, who was also a director. In connection therewith, the Company recorded $1.2 million for separation and other benefits during the first quarter of 2010, including $0.4 million in stock-based compensation expense. Under the terms of the agreement, 84,433 of the former executive’s restricted stock vested. Pursuant to a separate agreement entered into in connection with the termination, the exercise period for 80,000 vested stock options was extended for six months.

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

In October 2008, the Company terminated an employment agreement with an Executive Vice President resulting in an expense of $0.9 million for separation payments and other benefits. The $0.9 million was recorded as a component of restructuring expenses on the consolidated statement of operations for the year ending December 31, 2008. Under the terms of the agreement, the unvested portion of the former executive’s 157,900 stock options and 5,549 restricted stock units immediately vested, resulting in expense of $0.3 million during the fourth quarter of 2008.

20.	Related-Party Transactions

The Company conducted various business transactions during 2010, 2009 and 2008 in which the counterparty was considered a related party due to the relationships between the Company and the counterparty’s officers, directors and/or equity owners. The nature of the transactions was limited to performing certain management and administrative functions for the related entities, commissions for real estate sales and leased office space. The total aggregate value of these transactions in 2010, 2009 and 2008 was $0.4 million, $0.4 million and $0.3 million, respectively.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2010 and 2009, the Company held certain cash and investment accounts in, and had notes payable to, a bank whose chairman and chief executive officer is a member of the Company’s board of directors. At December 31, 2010 and 2009, total cash and investments held was approximately $0.05 million and $0.1 million, respectively, with outstanding notes payable totaling approximately $0.7 million and $1.4 million, respectively. Net interest expense of $0.06 million, $0.1 million and $0.1 million, respectively, related to an outstanding note payable to this bank was recorded during 2010, 2009 and 2008.

21.	Fair Value of Financial Instruments

Estimated fair values of financial instruments are as indicated below (in thousands). The carrying amounts for cash and cash equivalents, current investments, accounts receivable and current liabilities are reasonable estimates of their fair values. The fair value of long-term debt is estimated based on the discounted value of contractual cash flows using the estimated rates currently offered for debt with similar remaining maturities. The debentures are valued at the closing price on December 31, 2010, of the underlying trust preferred securities, as discussed in Note 12, on the New York Stock Exchange, plus the face value of the debenture amount representing the trust common securities held by the Company.

	December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents and restricted cash	$8,132	$8,132	$7,682	$7,682
Accounts receivable	$5,985	$5,985	$6,993	$6,993
Financial liabilities:
Current liabilities, excluding debt	$22,454	$22,454	$17,205	$17,205
Total debt	$95,152	$95,400	$106,322	$105,073
Debentures	$30,825	$31,279	$30,825	$25,897

The fair values provided above are not necessarily indicative of the amounts the Company or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

22.	Discontinued Operations

During the fourth quarter of 2010, the Company concluded that one of its leased hotels in Astoria, Oregon had reached the end of its useful life. Accordingly, the operations of this hotel have been classified as discontinued operations in the Company’s financial statements. The Company has segregated the assets and liabilities and operating results of this hotel from continuing operations on the Company’s balance sheet and in the consolidated statements of operations for the year 2010 and any comparable periods presented.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes results of discontinued operations for the periods indicated (dollars in thousands):

	For the Year Ended December 31,
	2010	2009	2008

Revenues	$—	$1,607	$1,942
Operating expenses	(498)	(1,450)	(1,612)
Depreciation and amortization	(34)	(81)	(75)
Income tax benefit (expense)	181	(26)	(87)

Net income (loss) from operations	(351)	50	168
Loss on disposal of discontinued business units	(58)	(177)	—
Income tax benefit	20	60	—

Net loss on disposal of discontinued business units	(38)	(117)	—

Net income (loss) from discontinued operations	$(389)	$(67)	$168

The following assets and liabilities have been segregated and classified as assets and liabilities of discontinued operations in the consolidated balance sheets as of December 31, 2010 and December 31, 2009 (dollars in thousands):

	December 31,	December 31,
	2010	2009

ASSETS
Cash and cash equivalents	$—	$4
Accounts receivable, net		2
Inventory		9
Prepaid expenses and other		46

Total current assets of discontinued operations	$—	$61
Property and equipment, net		181

Total assets of discontinued operations	$—	$242

LIABILITIES
Accounts payable	$—	$1
Accrued payroll and related benefits		2
Other accrued expenses		26

Current liabilities of discontinued operations	$—	$29

23.	Subsequent Events

On January 10, 2011, the Company signed an amendment to its credit facility in order to further increase its financial covenant flexibility. The amendments to the facility, secured by its Red Lion Hotel on Fifth Avenue property, modified its total leverage ratio and senior leverage ratio covenants for the remaining term of the facility. The Company paid an initial fee of $112,500 in connection with the amendment and increased the rate on Eurodollar borrowings to LIBOR plus 4.50%, while the interest rate on base rate loans was increased to 3.50% over the federal funds rate plus 0.5% or the prime rate, whichever is greater. The amendment also further reduced borrowing capacity from $37.5 million to $30.0 million. With respect to certain other debt obligations in the aggregate amount of approximately $23.4 million that are scheduled to mature in 2011, the Company agreed as to

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each such obligation that, by June 24, 2011, it will either extend the maturity of the obligation to at least March 13, 2012, repay the obligation in full, or provide the Administrative Agent with satisfactory evidence that it has arranged for the repayment of the obligation by its scheduled maturity date. The Company agreed that, if it sells any capital stock or disposes of or refinances any of its properties, it will apply 80% of the net cash proceeds to prepay the facility, and the commitment under the facility will be reduced by the amount of the prepayment. In addition to the initial amendment fee, the Company agreed to pay 50 basis points times the then existing commitment if the facility is still in place on March 31, 2011 and 87.5 basis points times the then existing commitment if the facility is still in place on June 30, 2011.

On January 18, 2011, the Company announced a plan for the strategic sale of two hotel properties, its Red Lion Hotel on Fifth Avenue, located in Seattle, Washington and its Red Lion Hotel Denver Southeast located in Aurora, Colorado.

Both of the above listed for sale transactions were reviewed in accordance with accounting guidance on the topic of property, plant and equipment to determine whether or not they met the criteria to be classified as an “asset held for sale”, and neither one of the proposed transactions met all of the criteria necessary to classify the assets as held for sale as of the balance sheet date of December 31, 2010.

On February 14, 2011, the Company announced that its board of directors appointed Jon E. Eliassen to the position of President and Chief Executive Officer, removing his previous interim status. Mr. Eliassen had served as Interim President and Chief Executive Officer since January 2010. Mr. Eliassen has served on the Company’s board of directors since 2003 and continues to serve as a member of the board.

On March 10, 2011, the Company announced a plan for the strategic sale of its Red Lion Colonial Hotel located in Helena, Montana.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (“CEO” and “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2010, based on these criteria.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report which is included herein.

There have been no changes in our internal control over financial reporting (as defined in Exchange Act rules 13a-15(f)) during our fourth fiscal quarter of 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Red Lion Hotels Corporation
Spokane, Washington

We have audited Red Lion Hotels Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Red Lion Hotels Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Red Lion Hotels Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Red Lion Hotels Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and March 16, 2011, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

BDO USA, LLP
Spokane, Washington
March 16, 2011

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the information set forth in the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2010 pursuant to Regulation 14A under the Exchange Act in connection with our 2011 annual meeting of stockholders. Pursuant to Item 401(b) of Regulation S-K, information about our executive officers is reported under the caption “Executive Officers of the Registrant” in Part I of this report.

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

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2011 Annual Meeting of Shareholders under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2011 Annual Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management.”

See Item 5 of this Annual Report on Form 10-K for information regarding our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2011 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Transactions,” and “Corporate Governance — Director Independence.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2011 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

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

3. Index to exhibits:

Exhibit
Number		Description

3	.1(1)	Amended and Restated Articles of Incorporation, as amended.
3	.2(2)	Amended and Restated By-Laws
4	.1(3)	Specimen Common Stock Certificate
4	.2(4)	Certificate of Trust of Red Lion Hotels Capital Trust
4	.3(4)	Declaration of Trust of Red Lion Hotels Capital Trust
4	.4(5)	Amended and Restated Declaration of Trust of Red Lion Hotels Capital Trust
4	.5(5)	Indenture for 9.5% Junior Subordinated Debentures Due February 24, 2044
4	.6(5)	Form of Certificate for 9.5% Trust Preferred Securities (Liquidation Amount of $25 per Trust Preferred Security) of Red Lion Hotels Capital Trust (included in Exhibit 4.5 as Exhibit A-1)
4	.7(5)	Form of 9.5% Junior Subordinated Debenture Due February 24, 2044 (included in Exhibit 4.6 as Exhibit A)
4	.8(5)	Trust Preferred Securities Guarantee Agreement dated February 24, 2004
4	.9(5)	Trust Common Securities Guarantee Agreement dated February 24, 2004
Executive Compensation Plans and Agreements
10	.1(6)	1998 Stock Incentive Plan
10	.2(7)	Form of Restricted Stock Award Agreement for the 1998 Stock Incentive Plan
10	.3(8)	Form of Notice of Grant of Stock Options and Option Agreement for the 1998 Stock Incentive Plan
10	.4(9)	2006 Stock Incentive Plan
10	.5(10)	Form of Restricted Stock Unit Agreement -- Notice of Grant for the 2006 Stock Incentive Plan
10	.6(11)	Form of Notice of Grant of Stock Options and Option Agreement for the 2006 Stock Incentive Plan
10	.7(12)	2008 Employee Stock Purchase Plan
10	.8(13)	First Amendment to 2008 Employee Stock Purchase Plan
10	.9(14)	Executive Officers Variable Pay Plan Effective January 1, 2005
10.10		Summary Sheet for Director Compensation
10	.11(15)	Executive Employment Agreement dated April 22, 2008 between the Registrant and Thomas L. McKeirnan
10	.12(15)	Executive Employment Agreement dated April 22, 2008 between the Registrant and Anupam Narayan
10	.13(15)	Executive Employment Agreement dated June 5, 2008 between the Registrant and John M. Taffin

Exhibit
Number		Description

10	.14(15)	Executive Employment Agreement dated June 5, 2008 between the Registrant and Anthony F. Dombrowik
10	.15(15)	Executive Employment Agreement dated June 5, 2008 between the Registrant and George H. Schweitzer
10	.16(16)	Letter Agreement dated January 29, 2010 between the Registrant and Anupam Narayan
Other Material Contracts
10	.17(17)	Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.18(4)	First Amendment dated January 1, 1998 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.19(4)	Second Amendment dated April 20, 1998 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.20(4)	Third Amendment dated April 28, 1998 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.21(4)	Fourth Amendment dated June 14, 1999 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.22(4)	Fifth Amendment dated January 1, 2000 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.23(4)	Sixth Amendment dated June 30, 2000 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.24(4)	Seventh Amendment dated January 1, 2001 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.25(18)	Eighth Amendment dated September 20, 2005 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.26(18)	Ninth Amendment dated February 2, 2006 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.27(19)	Tenth Amendment dated February 15, 2006 to Amended and Restated Agreement of Limited Partnership of Red Lion Hotels Limited Partnership dated November 1, 1997
10	.28(20)	Promissory Note dated effective as of June 27, 2003, in the original principal amount of $5,100,000 issued by WHC807, LLC, a Delaware limited liability company indirectly controlled by the Registrant (“WHC807”), to Column Financial, Inc. (“Column”) (the “WHC807 Promissory Note”). Nine other Delaware limited liability companies indirectly controlled by the Registrant (the “Other LLCs”) simultaneously issued nine separate Promissory Notes to Column in an aggregate original principal amount of $50,100,000 and otherwise on terms and conditions substantially similar to those of the WHC807 Promissory Note (these Promissory Notes and their respective issuers and principal amounts are identified in Exhibit D to the Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing filed as Exhibit 10.44).
10	.29(20)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated effective as of June 27, 2003, with WHC807 as grantor and Column as beneficiary (the “WHC807 Deed of Trust”). Each of the Other LLCs simultaneously executed a separate Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing as grantor with Column as beneficiary and otherwise on terms and conditions substantially similar to those of the WHC807 Deed of Trust (these nine other documents and their respective grantors and the respective parcels of real property encumbered thereby are identified in Exhibit E to the WHC807 Deed of Trust).
10	.30(20)	Indemnity and Guaranty Agreement dated effective as of June 27, 2003, between the Registrant and Column with respect to the WHC807 Promissory Note and the WHC807 Deed of Trust. The Registrant and Column have entered into nine separate Indemnity and Guaranty Agreements on substantially similar terms and conditions with respect to the Other LLCs’ Promissory Notes and Deeds of Trust, Assignments of Leases and Rents, Security Agreements and Fixture Filings referred to in Exhibits 10.43 and 10.44, respectively.

Exhibit
Number		Description

10	.31(21)	Credit Agreement dated September 13, 2006 among the Registrant, Credit Agricole Corporate and Investment Bank (formerly Calyon New York Branch), Sole Lead Arranger and Administrative Agent, KeyBank National Association, Documentation Agent, CIBC, Inc., Union Bank of California, N.A. and Wells Fargo Bank, N.A.
10	.32(22)	First Amendment dated February 8, 2010 to Credit Agreement among the Registrant, Credit Agricole Corporate and Investment Bank, Sole Lead Arranger and Administrative Agent, KeyBank National Association, Documentation Agent, CIBC, Inc., Union Bank, N.A. and Wells Fargo Bank, National Association
10	.33(23)	Second Amendment dated January 10, 2011 to Credit Agreement among the Registrant, Credit Agricole Corporate and Investment Bank, Sole Lead Arranger and Administrative Agent, KeyBank National Association, Documentation Agent, CIBC, Inc., Union Bank, N.A. and Wells Fargo Bank, National Association
21		List of Subsidiaries of Red Lion Hotels Corporation
23		Consent of BDO USA, LLP
24		Powers of Attorney (included on signature page)
31.1		Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)
31.2		Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)
32.1		Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(b)
32.2		Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(b)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed by us on March 12, 2009.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed by us on March 31, 2003.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-3/A filed by us on May 15, 2006.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 filed by us on November 4, 2003.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on March 19, 2004.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on May 15, 2001.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 filed by us on January 20, 1998.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit the Form 8-K filed by us on November 15, 2005.

(9)	Previously filed with the Securities and Exchange Commission as an appendix to the Schedule 14A filed by us on April 20, 2006.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on November 22, 2006.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 14, 2006.

(12)	Previously filed with the Securities and Exchange Commission as an appendix to the Schedule 14A filed by us on April 22, 2008.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed by us on March 11, 2010.

(14)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on March 23, 2005.

(15)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 7, 2008.

(16)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed by us on March 11, 2010.

(17)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1/A filed by us on February 27, 1998.

(18)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on February 8, 2006.

(19)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on February 22, 2006.

(20)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 14, 2003.

(21)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on September 18, 2006.

(22)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on February 9, 2010.

(23)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on January 13, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED LION HOTELS CORPORATION
Registrant

By	/s/ Jon E. Eliassen
Jon E. Eliassen
President and Chief Executive Officer

Date: March 16, 2011

POWERS OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Jon E. Eliassen and Dan R. Jackson and each of them severally, such person’s true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, to execute in the name and on behalf of such person, individually and in each capacity stated below, any and all amendments to this report, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JON E. ELIASSEN Jon E. Eliassen	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2011

/s/ DAN R. JACKSON Dan R. Jackson	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 16, 2011

/s/ SANDRA J. HEFFERNAN Sandra J. Heffernan	Vice President, Corporate Controller (Principal Accounting Officer)	March 16, 2011

/s/ DONALD K. BARBIERI Donald K. Barbieri	Chairman of the Board of Directors	March 16, 2011

/s/ RICHARD L. BARBIERI Richard L. Barbieri	Director	March 16, 2011

/s/ RYLAND P. DAVIS Ryland P. Davis	Director	March 16, 2011

/s/ RAYMOND R. BRANDSTROM Raymond R. Brandstrom	Director	March 16, 2011

Signature	Title	Date

/s/ PETER F. STANTON Peter F. Stanton	Director	March 16, 2011

/s/ RONALD R. TAYLOR Ronald R. Taylor	Director	March 16, 2011

/s/ MELVIN L. KEATING Melvin L. Keating	Director	March 16, 2011