Form 10-Q
period 2011-03-31
Red Lion Hotels CORP
filed 2011-05-09
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐  No ☑
     As of May 4, 2011, there were 19,004,529 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2011 and December 31, 2010

	March 31,	December 31,
	2011	2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,607	$4,012
Restricted cash	4,792	4,120
Accounts receivable, net	5,992	5,985
Inventories	1,322	1,328
Prepaid expenses and other	1,920	1,937
Deferred income taxes	7,377	—
Assets held for sale	43,944	—

Total current assets	70,954	17,382

Property and equipment, net	229,458	272,030
Goodwill	22,730	28,042
Intangible assets, net	7,972	7,984
Other assets, net	6,732	6,044

Total assets	$337,846	$331,482

LIABILITIES
Current liabilities:
Accounts payable	$5,504	$7,146
Accrued payroll and related benefits	3,239	4,367
Accrued interest payable	291	276
Advance deposits	1,079	487
Other accrued expenses	11,991	10,178
Revolving credit facility, due within one year	25,000	18,000
Current portion of long-term debt	24,928	25,275

Total current liabilities	72,032	65,729

Long-term debt, due after one year	51,391	51,877
Deferred income	5,015	4,859
Deferred income taxes	11,789	7,427
Debentures due Red Lion Hotels Capital Trust	30,825	30,825

Total liabilities	171,052	160,717

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Red Lion Hotels Corporation stockholders’ equity
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 18,993,267 and 18,869,254 shares issued and outstanding	190	189
Additional paid-in capital, common stock	147,633	146,834
Retained earnings	18,975	23,737

Total Red Lion Hotels Corporation stockholders’ equity	166,798	170,760

Noncontrolling interest	(4)	5

Total equity	166,794	170,765

Total liabilities and stockholders’ equity	$337,846	$331,482

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31, 2011 and 2010

	Three months ended March 31,
	2011	2010
	(In thousands, except per share data)
Revenue:
Hotels	$30,158	$30,621
Franchise	707	558
Entertainment	2,800	2,478
Other	607	645

Total revenues	34,272	34,302

Operating expenses:
Hotels	27,169	26,592
Franchise	894	578
Entertainment	2,614	2,013
Other	393	422
Depreciation and amortization	5,306	5,210
Hotel facility and land lease	2,111	1,747
Gain on asset dispositions, net	(86)	(98)
Undistributed corporate expenses	1,344	2,443

Total expenses	39,745	38,907

Operating income (loss)	(5,473)	(4,605)

Other income (expense):
Interest expense	(2,301)	(2,236)
Other income, net	4	37

Income (loss) before taxes	(7,770)	(6,804)

Income tax expense (benefit)	(2,999)	(2,579)

Net income (loss) from continuing operations	(4,771)	(4,225)

Discontinued operations
Income (loss) from discontinued business units, net of income tax (benefit) expense of ($79)	—	(154)

Net income (loss) from discontinued operations	—	(154)

Net income (loss)	(4,771)	(4,379)

Less: Net income (loss) attributable to noncontrolling interest	10	11

Net income (loss) attributable to Red Lion Hotels Corporation	$(4,761)	$(4,368)

Earnings per share — basic and diluted
Net income (loss) from continuing operations	$(0.25)	$(0.23)
Net income (loss) from discontinued operations	$—	$(0.01)
Net income (loss) attributable to Red Lion Hotels Corporation	$(0.25)	$(0.24)
Weighted average shares -basic and diluted	18,974	18,269
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2011 and 2010

	Three months ended March 31,
	2011	2010
	(In thousands)
Operating activities:
Net income (loss)	$(4,771)	$(4,379)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,306	5,226
Gain on disposition of property, equipment and other assets, net	(86)	(98)
Deferred income tax provision (benefit)	(3,015)	(2,682)
Equity in investments	10	11
Stock based compensation expense	225	672
Provision for doubtful accounts	(16)	37
Change in current assets and liabilities:
Restricted cash	(672)	(1,224)
Accounts receivable	9	(1,218)
Inventories	6	9
Prepaid expenses and other	17	10
Accounts payable	(1,642)	(1,358)
Accrued payroll and related benefits	(1,128)	1,423
Accrued interest payable	15	17
Deferred income	275	—
Other accrued expenses and advance deposits	2,405	4,984

Net cash (used in) provided by operating activities	(3,062)	1,430

Investing activities:
Purchases of property and equipment	(386)	(1,518)
Proceeds from disposition of property and equipment	1	—
Advances to Red Lion Hotels Capital Trust	(27)	(27)
Other, net	(507)	271

Net cash (used in) provided by investing activities	(919)	(1,274)

Financing activities:
Borrowings on revolving credit facility	7,000	3,000
Repayment of revolving credit facility	—	(2,000)
Repayment of long-term debt	(833)	(793)
Proceeds from stock options exercised	512	152
Proceeds from issuance of common stock under employee stock purchase plan	63	71
Additions to deferred financing costs	(1,166)	(171)

Net cash (used in) provided by financing activities	5,576	259

Net change in cash from operating activities of discontinued operations	—	3

Change in cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	1,595	418
Cash and cash equivalents at beginning of period	4,012	3,881

Cash and cash equivalents at end of period	$5,607	$4,299

Supplemental disclosure of cash flow information:

Cash paid during periods for:
Income taxes	$—	$—
Interest on long-term debt	$2,286	$2,219
Cash received during periods for:
Income taxes	$—	$—
Noncash operating, investing and financing activities:
Reclassification of property and other assets to assets held for sale	$38,632	$—
Reclassification of goodwill to assets held for sale	$5,312	$—
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
     Red Lion Hotels Corporation (“Red Lion” or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale full, select and limited service hotels under the Red Lion brand. As of March 31, 2011, the Red Lion system of hotels contained 45 hotels located in eight states and one Canadian province, with 8,630 rooms and 429,797 square feet of meeting space. As of that date, the Company operated 31 hotels, of which 19 are wholly owned and 12 are leased, and the Company franchised 14 hotels that were owned and operated by various third-party franchisees.
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
     The financial statements also include an equity method investment in a 19.9% owned real estate venture, as well as certain cost method investments in various entities included as other assets, over which the Company does not exercise significant influence. In addition, the Company holds a 3% common interest in Red Lion Hotels Capital Trust (the “Trust”) that is considered a variable interest entity. The Company is not the primary beneficiary of the Trust; thus, it is treated as an equity method investment. The consolidated financial statements include all of the activities of the Company’s cooperative marketing fund, a variable interest entity, of which the Company is the primary beneficiary.
     All significant inter-company and inter-segment transactions and accounts have been eliminated upon consolidation. Certain amounts disclosed in prior period statements have been reclassified to conform to the current period presentation.
2. Basis of Presentation
     The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted as permitted by such rules and regulations.
     The consolidated balance sheet as of December 31, 2010 has been compiled from the audited balance sheet as of such date. The Company believes the disclosures included herein are adequate; however, they should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2010, previously filed with the SEC on Form 10-K.
     In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at March 31, 2011, the consolidated results of operations for the three months ended March 31, 2011 and 2010, and the consolidated cash flows for the three months ended March 31, 2011 and 2010. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.
     Management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosures of contingent liabilities. Actual results could materially differ from those estimates.

3. Liquidity, Financial Condition and Risks of Refinancing Debt
     As of March 31, 2011 the Company had long term debt maturing within one year of $24.9 million. In addition, the outstanding balance under the Company’s revolving credit facility at March 31, 2011 of $25.0 million is included as a current liability because the facility expires in September 2011.
     The Company’s current liabilities at March 31, 2011 exceeded its current assets (excluding assets held for sale) by $45.0 million. The Company is actively pursuing financing alternatives to address maturing debts and to supplement working capital. While the Company continues to be in compliance with its debt covenants and to have adequate liquidity to fund its ongoing operating activities, there can be no assurance that it will be able to refinance its debts when they mature.
     In addition to or in place of a new credit facility and new term debt, the Company may seek to raise additional funds through public or private financings, strategic relationships, sale of assets as discussed in Note 5, or other arrangements. The Company cannot assure that such funds, if needed, will be available on terms attractive to it, or at all. Furthermore, any additional equity financings may be dilutive to shareholders and debt financing, if available, may involve covenants that place substantial restrictions on the Company’s business. Additionally, the Company cannot assure that asset sales will be completed as anticipated. Sales of one or more assets may take longer than anticipated, may not occur at all, or may occur at price points that do not meet all of the Company’s objectives for the sales. The Company’s failure to raise capital as and when needed could have a material adverse impact on its financial condition and its ability to pursue business strategies.
4. Property and Equipment
     Property and equipment used in continuing operations is summarized as follows (in thousands):

	March 31	December 31,
	2011	2010
Buildings and equipment	$251,406	$301,766
Furniture and fixtures	43,324	47,316
Landscaping and land improvements	9,309	9,821

	304,039	358,903
Less accumulated depreciation and amortization	(133,256)	(153,373)

	170,783	205,530
Land	57,141	63,581
Construction in progress	1,534	2,919

	$229,458	$272,030

     During the first quarter of 2011, the Company determined that two of its properties, the Red Lion Hotel on Fifth Avenue in Seattle, Washington and the Red Lion Colonial Hotel in Helena, Montana, met the criteria to be classified as assets held for sale. Accordingly, the Company has reclassified these properties as current assets on its consolidated balance sheets. See Note 5 for further details.
5. Assets Held for Sale
     The Company considers a property to be an asset held for sale when management approves and commits to a formal plan to actively market the property for sale, the sale of the property is probable, and transfer of the property is expected to qualify for recognition as a completed sale within one year. Upon designation as an asset held for sale, the Company records the carrying value of the property at the lower of its carrying value, which includes allocable segment goodwill, or its estimated fair value, less estimated costs to sell, and the Company stops recording depreciation expense. Any gain realized in connection with the sale of a property for which the Company has significant continuing involvement (such as through a management or franchise agreement) is deferred and recognized over the initial term of the related agreement. The operations of a property held for sale prior to the sale date are recorded in discontinued operations unless the Company will have continuing involvement after the sale.

     During the first quarter of 2011, the Company determined that two of its hotel properties, the Red Lion Hotel on Fifth Avenue in Seattle, Washington and the Red Lion Colonial Hotel in Helena, Montana met the criteria to be classified as assets held for sale, however did not meet the criteria for treatment as discontinued operations. The Company plans to sell these hotels within one year and expects to maintain significant continuing involvement in both, either through a management or franchise agreement. The assets of both hotels are identifiable in the hotel segment of the Company’s consolidated balance sheets. Under generally accepted accounting principles, when a portion of a segment is disposed of, a company must allocate a portion of the segment’s goodwill to the disposal. Thus, included in assets held for sale is the estimate of the goodwill attributed to these two properties. The Company will complete a full valuation of its goodwill in the period that the sale of a property occurs, and will dispose of the appropriate amount of goodwill as determined by the valuation analysis. The assets that were reclassified as assets held for sale on the consolidated balance sheet as of March 31, 2011 are detailed in the table below.

March 31
2011
Buildings and equipment	$49,816
Furniture and fixtures	4,313
Landscaping and land improvements	184

54,313
Less accumulated depreciation and amortization	(22,831)

31,482
Land	6,440
Construction in progress	102

Total property and equipment	38,024

Goodwill	5,312
Other assets, net	608

Assets held for sale	$43,944

6. Credit Facility and Long Term Debt
     On March 25, 2011, KeyBank National Association acquired all of the interests of the other lenders under the Company’s $30 million revolving credit facility. Simultaneously with that acquisition the Company amended the terms of the facility to modify the covenants relating to the total leverage, senior leverage, and minimum debt service coverage ratios. Borrowings under the facility may be used to finance acquisitions or capital expenditures, for working capital and for other general corporate purposes. The obligations under the facility are collateralized by the Company’s Red Lion Hotel on Fifth Avenue in Seattle, Washington. Because the facility expires in less than one year in September 2011, the amount owed under the facility at March 31, 2011 is reflected as a current liability.
     The credit facility requires the Company to comply with certain customary covenants, the most restrictive of which are financial covenants relating to the total leverage, senior leverage and minimum debt service coverage ratios referred to above. The maximum amount available under the facility is $30.0 million. At March 31, 2011, $25.0 million was outstanding under the facility at an interest rate of 4.75%, and the Company was in compliance with all of its covenants.
     The Company also owes $12.3 million to a bank under a property note, collateralized by two properties, bearing interest at prime rate plus .075% and having covenants mirroring those of the credit facility. The interest rate on the outstanding balance at March 31, 2011 was 4.00% and the Company was in compliance with all covenants. This note is due in September 2012.
     In addition to the credit facility and the property note mentioned above, debt totaling $22.5 million will be due in September and October of 2011. Based upon maturity dates, this debt is classified as a current liability on the Company’s balance sheet at March 31, 2011. Additional debt includes another $41.0 million in fixed rate notes collateralized by individual properties and $30.8 million in the form of trust preferred securities. The Company is actively pursuing financing alternatives to address maturing debts and to supplement working capital. This is more fully discussed in Note 3.
7. Business Segments
     As of March 31, 2011 and December 31, 2010, the Company had three operating segments — hotels, franchise and entertainment. The “other” segment consists primarily of a retail mall and miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense and income taxes; therefore, they have not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues. Selected information with respect to continuing operations is provided below (in thousands).

	Three months ended March 31,
	2011	2010

Revenues:
Hotels	$30,158	$30,621
Franchise	707	558
Entertainment	2,800	2,478
Other	607	645

	$34,272	$34,302

Operating income (loss):
Hotels	$(3,193)	$(2,145)
Franchise	(520)	(113)
Entertainment	96	370
Other	(1,856)	(2,717)

	$(5,473)	$(4,605)

	March 31,	December 31,
	2011	2010

Identifiable assets:
Hotels	$289,920	$292,436
Franchise	10,106	9,811
Entertainment	5,113	5,115
Other	32,707	24,120

	$337,846	$331,482

8. Net Income (Loss) Per Share
     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted loss per share computations for the three months ended March 31, 2011 and 2010 (in thousands, except per share amounts):

	Three months ended March 31,
	2011	2010
Numerator — basic and diluted:

Net income (loss) from continuing operations	$(4,771)	$(4,225)
Net income (loss) from discontinued operations	$—	$(154)
Less: Net income (loss) attributable to noncontrolling interest	$10	$11
Net income (loss) attributable to Red Lion Hotels Corporation	$(4,761)	$(4,368)

Denominator:
Weighted average shares — basic and diluted	18,974	18,269

Net income (loss) per share from continuing operations

Basic and diluted	$(0.25)	$(0.23)

Net Income (loss) per share from discontinued operations

Basic and diluted	$—	$(0.01)

Net Income (loss) per share attributable to Red Lion Hotels Corporation:

Basic and diluted	$(0.25)	$(0.24)

     For the three months ended March 31, 2011 and 2010, all of the 350,381 and 995,027 options to purchase common shares outstanding as of those dates, respectively, were considered anti-dilutive due to the loss for the period. Likewise, all of the 44,837 convertible operating partnership (“OP”) units of RLHLP outstanding at each of these dates were considered anti-dilutive, as were the 214,496 and 154,885 shares, respectively, underlying outstanding non-vested restricted stock units.
9. Income Taxes
     The Company makes estimates and judgments in determining income tax expense or benefit for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which typically arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, and the determination of tax credits and other items that impact the Company’s income tax expense.
     At March 31, 2011, the Company was not able to reliably estimate the full year effective tax rate. Accordingly, the Company has recognized interim income tax or expense or benefit using the discrete method based on actual results for the quarter ended March 31, 2011. The difference in the effective tax rate of 38.6% at March 31, 2011 from the statutory rate of 34.0% is primarily driven by the impact of state income taxes, federal tax credits, and non-deductible expenses.
     The Company assessed its ability to realize the deferred tax assets at March 31, 2011. The Company continues to have a net deferred tax liability position that includes sufficient taxable temporary differences scheduled to reverse prior to the expiration of its net operating loss and tax credit carryovers. Accordingly, at March 31, 2011, the Company concluded that no valuation allowance is necessary and that it is more likely than not that its deferred tax assets will be realized.
10. Stock Based Compensation
     The 2006 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by the shareholders of the Company and allows awards of 2.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of March 31, 2011, there were 1,172,161 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.
     During the three months ended March 31, 2011 and 2010, the Company recognized approximately $0.1 million in compensation expense related to options. As outstanding options vest, the Company expects to recognize approximately $0.1 million in additional compensation expense, before the impact of income taxes, over a weighted average period of 16 months, including $70,000 during 2011.
     A summary of stock option activity for the three months ended March 31, 2011, is as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, January 1, 2011	478,047	$7.62
Options granted	—	$—
Options exercised	(100,652)	$5.10
Options forfeited	(27,014)	$10.76

Balance, March 31, 2011	350,381	$8.10

Exercisable, March 31, 2011	270,862	$7.85

Additional information regarding stock options outstanding and exercisable as of March 31, 2011, is as follows:

		Weighted
		Average		Weighted			Weighted
Range of		Remaining		Average	Aggregate		Average	Aggregate
Exercise	Number	Contractual	Expiration	Exercise	Intrinsic	Number	Exercise	Intrinsic
Prices	Outstanding	Life (Years)	Date	Price	Value (1)	Exercisable	Price	Value (1)

$5.10 - $6.07	126,596	2.00	2011-2014	$5.57	$333,208	126,596	$5.57	$333,208
$7.10 - $7.80	27,864	5.31	2011-2020	7.39	22,650	22,000	7.46	16,200
$8.74 - $8.80	138,099	7.10	2011-2018	8.76	—	70,422	8.76	—
$10.88	5,974	5.32	2016	10.88	—	5,974	10.88	—
$12.21-$13.00	51,848	5.88	2016-2017	12.60	—	45,870	12.55	—

	350,381	4.90	2011-2020	$8.10	$355,858	270,862	$7.85	$349,408

(1)	The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been available to be exercised on the last trading day of the first three months of 2011, or March 31, 2011, based upon the Company’s closing stock price of $8.20.
     As of March 31, 2011 and 2010, there were 214,496 and 154,885 unvested restricted stock units outstanding, respectively. Since the Company began issuing restricted stock units, approximately 13.6% of total units granted have been forfeited. During the three months ended March 31, 2011 and 2010, the Company recognized approximately $0.1 million and $0.5 million, respectively, in compensation expense related to restricted stock units. The 2010 expense reflects $0.4 million recorded upon the separation of the Company’s former President and Chief Executive Officer. As the restricted stock units vest, the Company expects to recognize approximately $1.0 million in additional compensation expense over a weighted average period of 34 months, including $0.3 million during the remainder of 2011.
A summary of restricted stock unit activity for the three months ended March 31, 2011, is as follows:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Balance, January 1, 2011	220,816	$6.40
Granted	—	$—
Vested	—	$—
Forfeited	(6,320)	$6.05

Balance, March 31, 2011	214,496	$6.41

     In January 2008, the Company adopted the 2008 employee stock purchase plan (the “2008 ESPP”) upon the expiration of its previous plan. Under the 2008 ESPP, a total of 300,000 shares of common stock are authorized for purchase by eligible employees at a discount through payroll deductions. No employee may purchase more than $25,000 worth of shares in any calendar year, or more than 10,000 shares during any six-month purchase period under the plan. As allowed under the 2008 ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. In January 2011, there were 12,606 shares issued under the terms of the plan to participants.
11. Fair Value of Financial Instruments
     Estimated fair values of financial instruments (in thousands) are shown in the table below. The carrying amounts for cash and cash equivalents, accounts receivable and current liabilities are reasonable estimates of their fair values. The fair value of long-term debt is estimated based on the discounted value of contractual cash flows using the estimated rates currently offered for debt with similar remaining maturities. The debentures are valued at the closing price on March 31, 2011, of the underlying trust preferred securities on the New York Stock Exchange.

	March 31,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents and restricted cash	$10,399	$10,399	$8,132	$8,132
Accounts receivable	$5,992	$5,992	$5,985	$5,985

Financial liabilities:
Current liabilities, excluding debt	$22,104	$22,104	$22,454	$22,454
Total debt	$101,319	$101,524	$95,152	$95,400
Debentures	$30,825	$31,506	$30,825	$31,279
     The fair values provided above are not necessarily indicative of the amounts the Company or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.
12. Commitments and Contingencies
     At any given time the Company is subject to claims and actions incidental to the operations of its business. During 2010, a federal court ruled in favor of the Company in a lawsuit the Company filed against the owner of a former franchisee. The defendant appealed the ruling, and the Company is actively responding. The Company cannot at this time reasonably predict the outcome of the proceedings. The Company has not recorded a receivable for this contingent gain. The Company does not expect that any sums it may receive or have to pay in connection with this or any other legal proceeding would have a materially adverse effect on its consolidated financial position or net cash flows.
13. Discontinued Operations
     During the third quarter of 2010, the Company concluded that its leased hotel in Astoria, Oregon had reached the end of its useful life. Accordingly, the operations of this hotel have been classified as discontinued operations in the Company’s financial statements. The Company has segregated the operating results of this hotel from continuing operations on the Company’s consolidated statements of operations for the three months ended March 31, 2011 and any comparable periods presented. During the first quarter of 2011, the Company terminated the lease with the Port of Astoria. At March 31, 2011 and December 31, 2010, there were no remaining assets or liabilities of this hotel to report on the Company’s consolidated balance sheets.
     The following table summarizes results of discontinued operations for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2011	2010
Revenues	$—	$—
Operating expenses		(217)
Depreciation and amortization		(16)
Income tax benefit (expense)		79

Net income (loss) from operations	—	(154)

Loss on disposal of discontinued business units	—
Income tax benefit

Net loss on disposal of discontinued business units	—	—

Net income (loss) from discontinued operations	$—	$(154)

14. Subsequent Events
     The Company on May 3, 2011 entered into a definitive agreement to sell the Red Lion Hotel on Fifth Avenue in Seattle, Washington to an affiliate of Lowe Enterprises (“Lowe”), a leading national real estate investment, development and management firm. The affiliate has agreed to enter into a franchise agreement with the Company and to continue to operate the property as a Red Lion hotel, managed by Lowe’s hospitality management subsidiary, Destination Hotels & Resorts.
     The Company is selling the Red Lion Hotel on Fifth Avenue for $71 million. In addition to the franchise agreement, the Company is entering into an affiliation agreement with a subsidiary of Destination Hotels & Resorts to facilitate the cross-promotion of hotels between the companies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
   This quarterly report on Form 10-Q includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will” and similar expressions or their negatives are used in this quarterly report, these are forward-looking statements. Many possible events or factors, including those discussed in “Risk Factors” under Item 1A of our annual report filed with the Securities and Exchange Commission (“SEC”) on Form 10-K for the year ended December 31, 2010, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.
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
   The following discussion and analysis should be read in connection with our unaudited consolidated financial statements and the condensed notes thereto and other financial information included elsewhere in this quarterly report, as well as in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2010, previously filed with the SEC on Form 10-K.
Introduction
     We are a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale full, select and limited service hotels under our proprietary Red Lion brand. Established over 30 years ago, the Red Lion brand is nationally recognized and particularly well known in the western United States, where all of our hotels are located. The Red Lion brand is typically associated with three star, full and select service hotels.
     The discussion and information given below excludes the results related to our leased hotel in Astoria, Oregon. The results related to the Astoria hotel have been segregated from continuing operations and reflected as discontinued operations for all periods presented. See Note 13 of Condensed Notes to Consolidated Financial Statements.
     As of March 31, 2011, our hotel system contained 45 hotels located in eight states and one Canadian province, with 8,630 rooms and 429,797 square feet of meeting space as provided below:

		Total	Meeting
		Available	Space
	Hotels	Rooms	(sq. ft.)

Owned and Leased Hotels	31	6,121	304,566
Franchised Hotels	14	2,509	125,231

Total Red Lion Hotels	45	8,630	429,797

   We operate in three reportable segments:
•	The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels.
•	The franchise segment is engaged primarily in licensing the Red Lion brand to franchisees, and generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners. It has also historically reflected revenue from management fees charged to the owners of managed hotels, although we have not managed any hotels for third parties since January 2008.
•	The entertainment segment derives revenue primarily from ticketing services and the promotion and presentation of entertainment productions.
     Our remaining activities, which are primarily related to our ownership interest in a retail mall attached to one of our hotels and to other miscellaneous real estate investments, do not constitute a reportable segment and have been aggregated into “other”.

Executive Summary
     Our company strategy is to grow the Red Lion brand and our profitability through (1) sales and marketing initiatives; (2) franchising; and (3) leveraging existing assets to grow the business. We have embarked on a program of strategic asset sales to unlock real estate value by means of selective reductions in asset ownership. Currently, our real estate holdings that are being marketed include our Red Lion Hotel on Fifth Avenue in Seattle, Washington, our Red Lion Colonial Hotel in Helena, Montana and our Red Lion Hotel Denver Southeast in Aurora, Colorado. All properties are being marketed with the preference of retaining management and/or franchise rights.
     We plan to use any net proceeds we receive from any sales of these hotels to restructure our balance sheet, which will include the reduction of debt. This should create the financial flexibility necessary to refinance and reposition our remaining hotel properties and to better position us for strategic growth opportunities.
     Our hotel operational strategy is to increase group, preferred corporate and higher-rated transient business, while using revenue management tools that we have invested in during the past year to strategically manage lower-rated online travel agent and permanent business. We have added sales personnel at our properties and at the corporate office to expand our local and national reach in an effort to grow our mix of group and preferred corporate customer base. During the first three months of 2011, we saw a decline in our group business when compared to the first three months of 2010. This decline was expected as we had several citywide events in some of our key markets in the first three months of 2010 that did not recur in the first three months of 2011. We managed to largely offset this decline by focusing on growth in our transient segment.
     RevPAR in the first three months of 2011 for our owned and leased properties increased 0.2% from the first three months of 2010. Occupancy was flat at 48.2% year over year and ADR was up slightly in the first three months of 2011 versus the first three months of 2010, to $80.34 from $80.10. Average occupancy, ADR and RevPAR statistics are provided below on a comparable basis.

	For the three months ended March 31,
	2011			2010
	Average (1)			Average (1)
	Occupancy	ADR (2)	RevPAR (3)	Occupancy	ADR (2)	RevPAR (3)

Owned and Leased Hotels	48.2%	$80.34	$38.69	48.2%	$80.10	$38.63
Franchised Hotels	53.6%	$74.69	$40.05	48.5%	$75.60	$36.65

Total Red Lion Hotels	49.4%	$78.94	$39.00	48.3%	$79.07	$38.18

Change from prior comparative period:
Owned and Leased Hotels	—	0.3%	0.2%
Franchised Hotels	5.1	-1.2%	9.3%

Total Red Lion Hotels	1.1	-0.2%	2.1%

(1)	Average occupancy represents total paid rooms divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period and includes rooms taken out of service for renovation.

(2)	Average daily rate (“ADR”) represents total room revenues divided by the total number of paid rooms occupied by hotel guests.

(3)	Revenue per available room (“RevPAR”) represents total room and related revenues divided by total available rooms.
     We expect overall economic conditions to continue to improve, although we believe that conditions in the specific markets in which we operate will continue to be challenging through the first half of the year. While our goal is to deliver bottom line profitability through the above described initiatives, there can be no assurance that our results of operations will be similar to our results reported in prior stabilized years if economic conditions do not improve.
Results of Operations
     During the first three months of 2011 and 2010, we reported net losses from continuing operations of approximately $4.8 million (or $0.25 per share) and $4.2 million (or $0.23 per share), respectively. For the three months ended March 31, 2011, total revenue was flat at $34.3 million when compared to the first three months of 2010. Operating expenses increased by $0.8 million. For the three months ended March 31, 2011 EBITDA from continuing operations was a loss of $0.2 million compared to $0.7 million for the three months ended March 31, 2010.

     A summary of our consolidated statements of operations is provided below (in thousands, except per share data):

	Three months ended March 31,
	2011	2010
Total revenue	$34,272	$34,302
Operating expenses	39,745	38,907

Operating income (loss)	(5,473)	(4,605)

Other income (expense):
Interest expense	(2,301)	(2,236)
Other income, net	4	37

Income (loss) before taxes	(7,770)	(6,804)

Income tax expense (benefit)	(2,999)	(2,579)

Net Income (loss) from continuing operations	(4,771)	(4,225)

Discontinued operations:
Income (loss) from discontinued business units, net of income tax (benefit) expense of $(79)	—	(154)
Income (loss) on disposal of discontinued business units, net of income tax (benefit) expense	—	—

Net income (loss) from discontinued operations	—	(154)

Net income (loss)	(4,771)	(4,379)

Less: Net income (loss) attributable to noncontrolling interest	10	11

Net income (loss) attributable to Red Lion Hotels Corporation	$(4,761)	$(4,368)

EBITDA	$(153)	$436
EBITDA as a percentage of revenues	-0.4%	1.3%

EBITDA from continuing operations	$(153)	$653
EBITDA from continuing operations as a percentage of revenues	-0.4%	1.9%
     EBITDA represents net income attributable to Red Lion Hotels Corporation before interest expense, income tax benefit and depreciation and amortization. We utilize EBITDA as a financial measure because management believes that investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, on-going operations. We believe it is a complement to net income attributable to Red Lion Hotels Corporation and other financial performance measures. EBITDA is not intended to represent net income attributable to Red Lion Hotels Corporation as defined by generally accepted accounting principles in the United States (“GAAP”), and such information should not be considered as an alternative to net income, cash flows from operations or any other measure of performance prescribed by GAAP.
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

     The following is a reconciliation of EBITDA to net loss attributable to Red Lion Hotels Corporation for the periods presented (in thousands):

	Three months ended March 31,
	2011	2010
EBITDA	$(153)	$436
Income tax (expense) benefit	2,999	2,658
Interest expense	(2,301)	(2,236)
Depreciation and amortization	(5,306)	(5,226)

Net income (loss) attributable to Red Lion Hotels Corporation	$(4,761)	$(4,368)

	Three months ended March 31,
	2011	2010
EBITDA from continuing operations	$(153)	$653
Income tax (expense) benefit	2,999	2,579
Interest expense	(2,301)	(2,236)
Depreciation and amortization	(5,306)	(5,210)
Discontinued operations, net of tax	—	(154)

Net income (loss) attributable to Red Lion Hotels Corporation	$(4,761)	$(4,368)

Revenue
     A breakdown of our revenues from operations for the first three months of 2011 and 2010 is as follows (in thousands):

	Three months ended March 31,
	2011	2010
Operating revenue
Hotels:
Rooms	$21,314	$21,281
Food and beverage	7,831	8,398
Other department	1,013	942

Total hotels segment	30,158	30,621

Franchise	707	558
Entertainment	2,800	2,478
Other	607	645

Total Operating Revenue	$34,272	$34,302

     During the first three months of 2011, revenue from the hotels segment decreased $0.5 million compared to the first three months of 2010. Room revenues in the current period were essentially flat compared to the same period one year ago at $21.3 million. As expected, we experienced a decline in group revenue when compared to the same three months in the prior year. The first three months in the prior year included group revenue related to several citywide events in some of our key markets that did not recur in the first three months of 2011. We managed to largely offset this decline by focusing on growth in our transient segment. Food and beverage revenues declined by $0.6 million when compared to the first three months of 2010, primarily as a result of a decline in banquet revenue which resulted from the decline in group business in the first three months of 2011.
     Revenues in the franchise segment increased to $0.7 million in the first three months of 2011 compared to $0.6 million in the first three months of 2010. The increase seen in the first three months of 2011 is attributable to the fact the first three months of 2010 included a rate holiday for franchisees that did not recur in the first three months of 2011. Revenues in the entertainment segment increased to $2.8 million in the first three months of 2011 compared to $2.5 million in the first three months of 2010, driven by the fact that we had one more show in the first three months of 2011 than we had in the first three months of 2010. Revenues derived from our other segment were essentially flat compared to prior year at $0.6 million.

Operating Expenses
     Operating expenses include direct operating expenses for each of the operating segments, hotel facility and land lease expense, depreciation and amortization, gain or loss on asset dispositions and undistributed corporate expenses. In the aggregate, operating expenses during the first three months of 2011 increased $0.8 million from 2010 as provided below:

	Three months ended March 31,
	2011	2010
	(In thousands)
Operating Expenses
Hotels	$27,169	$26,592
Franchise	894	578
Entertainment	2,614	2,013
Other	393	422
Depreciation and amortization	5,306	5,210
Hotel facility and land lease	2,111	1,747
Gain on asset dispositions, net	(86)	(98)
Undistributed corporate expenses	1,344	2,443

Total operating expenses	$39,745	$38,907

Hotels revenue — owned	$21,724	$22,373
Direct margin (1)	$2,399	$3,398
Direct margin %	11.0%	15.2%

Hotels revenue — leased	$8,434	$8,248
Direct margin (1)	$590	$631
Direct margin %	7.0%	7.7%

Franchise revenue	$707	$558
Direct margin (1)	$(187)	$(20)
Direct margin %	-26.4%	-3.6%

Entertainment revenue	$2,800	$2,478
Direct margin (1)	$186	$465
Direct margin %	6.6%	18.8%

Other revenue	$607	$645
Direct margin (1)	$214	$223
Direct margin %	35.3%	34.6%

(1)	Revenues less direct operating expenses.
     Direct hotel expenses in the first quarter of 2011 increased by $0.6 million, or 2.2%, compared to the first quarter of 2010. Room related expenses increased $0.2 million, or 3.2%, compared with flat room revenue. Food and beverage costs decreased $0.2 million, or 3.6% quarter over quarter, compared with a food and beverage revenue decrease of $0.6 million, or 6.7%. Overall, the hotels segment had a direct margin of $3.0 million in the first quarter of 2011 compared to $4.0 million during the first quarter of 2010, providing for a direct operating margin in the current period of 9.9%, compared to 13.2% during the same period in 2010. The year over year comparison for the hotel segment was primarily impacted by growth of our sales, marketing and revenue management functions, which is designed to drive revenue in future periods.
     Direct expenses for the franchise segment in the first quarter of 2011 increased by $0.3 million compared to the first quarter of 2010, driven by investment to grow this segment. Direct expenses for the entertainment segment increased $0.6 million year over year driven by an increase in the number of shows in the first quarter of 2011.
     Depreciation and amortization expenses increased $0.1 million in the first quarter of 2011. Undistributed corporate expenses decreased $1.1 million in the first quarter of 2011, because the first quarter of 2010 included $1.2 million of expense recorded upon the separation of our former President and Chief Executive Officer. Undistributed corporate expenses include general and administrative charges such as corporate payroll, stock compensation expense, director’s fees, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment, such as accounting, human resources and information technology, are distributed and included in direct expenses.

Income Taxes
     Income tax benefit recognized during the first quarter of 2011 increased $0.4 million to $3.0 million. The estimated rate on pre-tax net loss differed from the statutory combined federal and state tax rates primarily due to the utilization of certain incentive tax credits allowed under federal law.
     We make estimates and judgments in determining income tax expense or benefit for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which typically arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, and in the determination of tax credits and other items that impact our income tax expense or benefit.
     We assessed our ability to realize our deferred tax assets at March 31, 2011. We continue to have a net deferred tax liability position that includes sufficient taxable temporary differences scheduled to reverse prior to the expiration of our net operating loss and tax credit carryovers. Accordingly, at March 31, 2011, we concluded that no valuation allowance was necessary and that it is more likely than not that our deferred tax assets will be realized.

Liquidity and Capital Resources
     As of March 31, 2011 we had total long term debt maturing within one year of $24.9 million. Additionally, the outstanding balance of $25 million under our revolving credit facility at March 31, 2011 is included as a current liability because the facility expires in September 2011.
     Our current liabilities at March 31, 2011 exceeded our current assets (excluding assets held for sale) by $45.0 million. We are actively pursuing financing alternatives to address maturing debts and to supplement working capital. While we continue to be in compliance with our debt covenants and to have adequate liquidity to fund our ongoing operating activities, there can be no assurance that we will be able to refinance our debts when they mature.
     In addition to or in place of a new credit facility and new term debt, we may seek to raise additional funds through public or private financings, strategic relationships, sale of assets as discussed in Note 5 of Condensed Notes to Consolidated Financial Statements or other arrangements. We cannot assure that such funds, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financings may be dilutive to shareholders and debt financing, if available, may involve covenants that place substantial restrictions on our business. Additionally, we cannot assure that asset sales will be completed as anticipated. Sales of one or more assets may take longer than anticipated, may not occur at all, or may occur at price points that do not meet all of our objectives for the sales. Our failure to raise capital as and when needed could have a material adverse impact on our financial condition and our ability to pursue business strategies.
     At March 31, 2011, outstanding debt was $132.1 million. In addition to the $25.0 million outstanding under the credit facility, we had other outstanding bank debt of $12.3 million under a variable rate bank note, $30.8 million in the form of trust preferred securities and a total of $64.0 million in 13 fixed-rate notes collateralized by individual properties. Our average pre-tax interest rate on debt was 7.0% at March 31, 2011, of which 71.8% was fixed at an average rate of 7.9% and 28.2% was at an average variable rate of 4.5%. Our first fixed-rate term debt maturity is in September 2011. Only the credit facility and the variable rate bank note have financial covenants, with which we were in compliance as of March 31, 2011.
     In January 2011 we amended our credit facility to increase our financial covenant flexibility. The amendments to the facility, secured by our Red Lion Hotel on Fifth Avenue property, modified our total leverage ratio and senior leverage ratio covenants for the remaining term of the facility. We paid an initial fee of $112,500 in connection with the amendment and increased the rate on Eurodollar borrowings to LIBOR plus 4.50%, while the interest rate on base rate loans was increased to 3.50% over the federal funds rate plus 0.5% or the prime rate, whichever is greater. The amendment also reduced borrowing capacity from $37.5 million to $30.0 million. With respect to certain other debt obligations in the aggregate amount of approximately $22.5 million that are scheduled to mature in 2011, we agreed as to each such obligation that, by June 24, 2011, we will either extend the maturity of the obligation to at least March 13, 2012, repay the obligation in full, or provide the Administrative Agent with satisfactory evidence that we have arranged for the repayment of the obligation by its scheduled maturity date. We agreed that, if we sell any capital stock or dispose of or refinance any of our properties, we will apply 80% of the net cash proceeds to prepay the facility, and the commitment under the facility will be reduced by the amount of the prepayment. In addition to the initial amendment fee, we agreed to pay deferred amendment fees of 50 basis points times the then existing commitment if the facility is still in place on March 31, 2011 and 87.5 basis points times the then existing commitment if the facility is still in place on June 30, 2011. We also have a variable rate property note secured by our Red Lion Bellevue and Red Lion Templins properties, with a balance of $12.3 million at March 31, 2011 and due in 2012. This note has financial covenants that mirror those of our credit facility, and was also amended in January 2011. The interest rate on this note was 4.0% at March 31, 2011.
     On March 25, 2011, KeyBank National Association acquired all of the interests of the other lenders under our $30 million revolving credit facility described above. Simultaneously with that acquisition, the financial covenants relating to total leverage, senior leverage and minimum debt service coverage ratios were amended to allow for greater flexibility. We paid fees of $485,000 in connection with these amendments, which included the deferred fees from the January 2011 amendment of the facility.
     Simultaneously with the amendment to the revolving credit facility, we modified the covenants under the variable rate property note secured by our Red Lion Bellevue and Red Lion Templins properties to mirror the changes made to the covenants of the credit facility.

     A comparative summary of balance sheet data at March 31, 2011 and December 31, 2010 is provided below:

	March 31,	December 31,
	2011	2010
Consolidated balance sheet data (in thousands):
Cash and cash equivalents	$5,607	$4,012
Working capital (1)	$(45,022)	$(48,347)
Assets held for sale	$43,944	$—
Property and equipment, net	$229,458	$272,030
Total assets	$337,846	$331,482

Total debt	$101,319	$95,152
Debentures due Red Lion Hotels Capital Trust	$30,825	$30,825
Total liabilities	$171,052	$160,717
Total stockholders’ equity	$166,794	$170,765

(1)	Represents current assets less current liabilities, excluding assets held for sale.
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
Operating Activities
     Net cash used in operating activities during the first three months of 2011 totaled $3.1 million, a $4.5 million decrease from net cash provided by operating activities of $1.4 million during the first three months of 2010. The primary drivers of the decrease are a higher net loss and the timing of quarter end accruals for payroll and other expenses.
Investing Activities
     Net cash used in investing activities totaled $0.9 million during the first three months of 2011 compared to $1.3 million during the first three months of 2010. Cash additions to property and equipment decreased by $1.1 million. Capital expenditures in 2011 are expected to be approximately $11.0 million, and will primarily support essential investments in maintenance, technology and basic hotel improvement projects.
Financing Activities
     Net cash provided by financing activities was $5.6 million during the first three months of 2011, compared to $0.3 million during the first three months of 2010. Net financing activities during the first three months of 2011 were impacted by the amendment to the credit facility made in March 2011, which allowed us to maintain our borrowed amount of $25.0 million as of March 31, 2011. During the current period, we had net borrowings on our credit facility of $7.0 million used for general corporate purposes, and made scheduled long-term debt principal payments similar to the prior year period of $0.8 million.
     At March 31, 2011, we had total debt obligations of $132.1 million, of which $64.0 million was under 13 notes collateralized by individual hotels with fixed interest rates ranging from 5.9% to 8.1%. These 13 notes mature beginning in 2011 through 2013. Included within outstanding debt are debentures due to the Red Lion Hotels Capital Trust of $30.8 million, which are uncollateralized and due to the trust in 2044 at a fixed rate of 9.5%. Our average pre-tax interest rate on debt was 7.0% at March 31, 2011.
     Of the $132.1 million in total debt obligations, three pools of cross securitized debt exist: (i) one consisting of five properties with total borrowings of $19.4 million; (ii) a second consisting of two properties with total borrowings of $17.4 million; and (iii) a third consisting of four properties with total borrowings of $21.7 million. Each pool of securitized debt and the other collateralized hotel borrowings include defeasance provisions for early repayment.

Contractual Obligations
     The following table summarizes our significant contractual obligations, including principal and interest on debt, as of March 31, 2011:

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Debt and credit facility (1)	$109,907	$54,755	$55,152	$—	$—
Operating and capital leases (2)	64,396	8,603	16,183	15,073	24,537
Service agreements	1,414	655	759	—	—
Debentures due Red Lion
Hotels Capital Trust(1)	127,217	2,928	5,857	5,857	112,575

Total contractual obligations (3)	$302,934	$66,941	$77,951	$20,930	$137,112

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)	Operating lease amounts are net of estimated sublease income of $11.1 million annually.

(3)	With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.
     In 2001, we assumed a master lease agreement for 17 hotel properties, including 12 which were part of the Red Lion acquisition. Subsequently, we entered into an agreement with Doubletree DTWC Corporation whereby Doubletree DTWC Corporation is subleasing five of these hotel properties from Red Lion. During the second quarter of 2010, we amended the master lease agreement to exclude the Astoria, Oregon property due to its closure in 2010. The master lease agreement requires minimum monthly payments of $1.2 million plus contingent rents based on gross receipts from the remaining 16 hotels, of which approximately $0.8 million per month is paid by a sublease tenant. The lease agreement expires in December 2020, although we have the option to extend the term on a hotel by hotel basis for three additional five-year terms.
     In February 2011, we reached an agreement with a new subtenant of our Red Lion Hotel Sacramento. The agreement provides for initial minimum annual rent payments of $0.4 million, which are reflected in the table above.
     In October 2007, we completed an acquisition of a 100-year (including extension periods) leasehold interest in a hotel in Anaheim, California for $8.3 million, including costs of acquisition. As required under the terms of the leasehold agreement, we will pay $1.8 million per year in lease payments through April 2011, the amounts of which have been reflected in the above table. At our option, we are entitled to extend the lease for 19 additional terms of five years each, with increases in lease payments tied directly to the Consumer Price Index. We have exercised the option to extend one additional 5 year term beginning in May 2011, leaving us with 18 remaining options to extend the lease for additional terms of five years each. The monthly payments shown in the table above extend through April 2016 to reflect this 5 year extension.
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
Franchise Update
     At March 31, 2011, our system of hotels included 14 hotels under franchise agreements, representing a total of 2,509 rooms and 125,231 square feet of meeting space. The previously announced Red Lion Inn Rancho Cordova near Sacramento is scheduled to open in May 2011. Subsequent to the end of the quarter and prior to the filing of this quarterly report, the owner of the Red Lion Hotel Concord — Walnut Creek franchise unexpectedly closed the hotel. While we currently have no further information about the Concord property, we are willing to consider future involvement, if that is an option.
Off-balance Sheet Arrangements
     As of March 31, 2011, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates
     The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. We consider a critical accounting policy to be one that is both important to the portrayal of our financial condition and results of operations and requires management’s most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2010.
     Management has discussed the development and selection of our critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosures presented on Form 10-K for the year ended December 31, 2010. Since the date of our 2010 Form 10-K, there have been no material changes to our critical accounting policies, nor have there been any changes to our methodology and assumptions applied to these policies.
New and Future Accounting Pronouncements
     During the three months ended March 31,2011 there were no new accounting pronouncements published that were applicable to us.

     Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At March 31, 2011, $94.9 million of our outstanding debt was subject to currently fixed interest rates and was not exposed to market risk from rate changes. In March 2011, we amended the terms of our credit facility to modify our total leverage ratio, senior leverage ratio and minimum debt service coverage ratio covenants. We maintained the borrowing capacity at $30.0 million. At the same time, we also amended the covenants of the variable rate property note secured by our Red Lion Bellevue and Red Lion Templins locations. The covenant modifications mirror those of the credit facility and the interest rate on the $12.3 million outstanding under that note is now based on prime rate plus 0.075%. Outside of these changes, we do not foresee any other changes of significance in our exposure to fluctuations in interest rates, although we will continue to manage our exposure to this risk by monitoring available financing alternatives.
     The table below shows (in thousands) the principal amounts of the debt obligations on our consolidated balance sheet at March 31, 2011, that are payable during the last nine months of 2011, during each of the years 2012 through 2015 and thereafter. During the first quarter of 2011, recurring scheduled principal payments of $0.8 million were made that were included as debt obligations at December 31, 2010.

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Total debt	$49,443	$12,998	$38,878	$—	$—	$—	$101,319	$101,524
Average interest rate							7.0%

Debentures due Red Lion Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$31,506
Average interest rate							9.5%
Item 4. Controls and Procedures
     During the first quarter ended March 31, 2011, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.
     There were no changes in internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the first three months of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     At any given time, we are subject to claims and actions incidental to the operation of our business. While the outcome of these proceedings cannot be predicted, it is the opinion of management that none of such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations. See Note 12 of Condensed Notes to Consolidated Financial Statements.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our annual report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our annual report may not be the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.

Item 6. Exhibits
Index to Exhibits

Exhibit
Number	Description

10.1	Employment offer letter to Harry Sladich dated March 17, 2010

10.2	Employment offer letter to Dan Jackson dated October 26, 2010

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14(b)

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14(b)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Lion Hotels Corporation Registrant

Signature		Title	Date

By:	/s/ Jon E. Eliassen Jon E. Eliassen	President and Chief Executive Officer (Principal Executive Officer)	May 9, 2011

By:	/s/ Dan R. Jackson Dan R. Jackson	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	May 9, 2011

By:	/s/ Sandra J. Heffernan Sandra J. Heffernan	Vice President, Corporate Controller (Principal Accounting Officer)	May 9, 2011