Form 10-Q
period 2011-06-30
Red Lion Hotels CORP
filed 2011-08-08
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
     As of July 28, 2011, there were 19,088,769 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2011 and December 31, 2010

	June 30,	December 31,
	2011	2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$46,818	$4,012
Restricted cash	4,707	4,120
Accounts receivable, net	6,532	5,985
Inventories	1,519	1,328
Prepaid expenses and other	3,090	1,937
Assets held for sale	9,805	—

Total current assets	72,471	17,382

Property and equipment, net	227,574	272,030
Goodwill	22,749	28,042
Intangible assets, net	7,961	7,984
Other assets, net	5,991	6,044

Total assets	$336,746	$331,482

LIABILITIES
Current liabilities:
Accounts payable	$4,893	$7,146
Accrued payroll and related benefits	5,023	4,367
Accrued interest payable	255	276
Advance deposits	931	487
Other accrued expenses	11,554	10,178
Revolving credit facility, due within one year	—	18,000
Current portion of long-term debt	24,594	25,275

Total current liabilities	47,250	65,729

Long-term debt, due after one year	50,901	51,877
Deferred income	4,891	4,859
Deferred income taxes	16,955	7,427
Debentures due Red Lion Hotels Capital Trust	30,825	30,825

Total liabilities	150,822	160,717

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Red Lion Hotels Corporation stockholders’ equity
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 19,067,541 and 18,869,254 shares issued and outstanding	191	189
Additional paid-in capital, common stock	148,002	146,834
Retained earnings	37,624	23,737

Total Red Lion Hotels Corporation stockholders’ equity	185,817	170,760

Noncontrolling interest	107	5

Total equity	185,924	170,765

Total liabilities and stockholders’ equity	$336,746	$331,482

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Six Months Ended June 30, 2011 and 2010

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Revenue:
Hotels	$39,276	$38,632	$69,434	$69,253
Franchise	945	889	1,652	1,447
Entertainment	4,640	2,340	7,440	4,818
Other	519	594	1,126	1,239

Total revenues	45,380	42,455	79,652	76,757

Operating expenses:
Hotels	30,613	28,620	57,782	55,212
Franchise	1,070	810	1,964	1,388
Entertainment	4,138	1,986	6,752	3,999
Other	435	413	828	835
Depreciation and amortization	4,757	5,164	10,063	10,374
Hotel facility and land lease	2,187	1,779	4,298	3,526
Loss (Gain) on asset dispositions, net	(33,497)	(57)	(33,583)	(155)
Undistributed corporate expenses	1,553	1,362	2,897	3,805

Total expenses	11,256	40,077	51,001	78,984

Operating income (loss)	34,124	2,378	28,651	(2,227)

Other income (expense):
Interest expense	(2,272)	(2,314)	(4,573)	(4,550)
Other income, net	381	9	385	46

Income (loss) before taxes	32,233	73	24,463	(6,731)

Income tax expense (benefit)	13,473	6	10,474	(2,573)

Net income (loss) from continuing operations	18,760	67	13,989	(4,158)

Discontinued operations
Income (loss) from discontinued business units, net of income tax (benefit) expense of $0 and ($66) for the three months ended and $0 and ($142) for the six months ended June 30, 2011 and 2010 respectively	—	(129)	—	(283)

Net income (loss) from discontinued operations	—	(129)	—	(283)
Net income (loss)	18,760	(62)	13,989	(4,441)

Less: Net income or loss attributable to noncontrolling interest	(112)	(2)	(102)	9

Net income (loss) attributable to Red Lion Hotels Corporation	$18,648	$(64)	$13,887	$(4,432)

Earnings per share — basic
Net income (loss) from continuing operations	$0.99	$0.00	$0.74	$(0.23)
Net income (loss) from discontinued operations	$0.00	$0.00	$0.00	$(0.01)
Net income (loss) attributable to Red Lion Hotels Corporation	$0.98	$0.00	$0.73	$(0.24)
Weighted average shares -basic	19,023	18,420	18,999	18,345

Earnings per share — diluted
Net income (loss) from continuing operations	$0.98	$0.00	$0.73	$(0.23)
Net income (loss) from discontinued operations	$0.00	$0.00	$0.00	$(0.01)
Net income (loss) attributable to Red Lion Hotels Corporation	$0.97	$0.00	$0.72	$(0.24)
Weighted average shares -diluted	19,182	18,651	19,163	18,345
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2011 and 2010

	Six months ended June 30,
	2011	2010
	(In thousands)
Operating activities:
Net income (loss)	$13,989	$(4,441)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,063	10,400
Gain on disposition of property, equipment and other assets, net	(33,583)	(155)
Deferred income tax provision (benefit)	9,589	(2,926)
Equity in investments	23	25
Stock based compensation expense	655	1,050
Provision for doubtful accounts	65	131
Change in current assets and liabilities:
Restricted cash	(587)	(1,422)
Accounts receivable	(612)	(1,851)
Inventories	(229)	69
Prepaid expenses and other	(1,153)	(600)
Accounts payable	(2,253)	3,501
Accrued payroll and related benefits	656	2,868
Accrued interest payable	(21)	(17)
Deferred income	275	—
Other accrued expenses and advance deposits	1,812	2,733

Net cash (used in) provided by operating activities	(1,311)	9,365

Investing activities:
Purchases of property and equipment	(3,070)	(3,832)
Proceeds from disposition of property and equipment	68,331	8
Advances to Red Lion Hotels Capital Trust	(27)	(27)
Other, net	(694)	198

Net cash (used in) provided by investing activities	64,540	(3,653)

Financing activities:
Borrowings on revolving credit facility	10,000	4,500
Repayment of revolving credit facility	—	(9,500)
Retirement of revolving credit facility	(28,000)	—
Repayment of long-term debt	(1,657)	(1,570)
Proceeds from stock options exercised	513	304
Proceeds from issuance of common stock under employee stock purchase plan	63	71
Additions to deferred financing costs	(1,220)	(171)
Common stock redeemed	(122)	(84)

Net cash (used in) provided by financing activities	(20,423)	(6,450)

Net change in cash from operating activities of discontinued operations	—	1

Change in cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	42,806	(737)
Cash and cash equivalents at beginning of period	4,012	3,882

Cash and cash equivalents at end of period	$46,818	$3,145

Supplemental disclosure of cash flow information:

Cash paid during periods for:
Interest on long-term debt	$4,595	$4,567
Noncash operating, investing and financing activities:
Tax effect on conversion of equity	$61	$—
Reclassification of property and other assets to assets held for sale	$9,219	$—
Reclassification of goodwill to assets held for sale	$586	$—
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
     Red Lion Hotels Corporation (“Red Lion” or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale full, select and limited service hotels under the Red Lion brand. As of June 30, 2011, the Red Lion system of hotels contained 44 hotels located in eight states and one Canadian province, with 8,457 rooms and 424,387 square feet of meeting space. As of that date, the Company operated 30 hotels, of which 18 are wholly owned and 12 are leased, and the Company franchised 14 hotels that were owned and operated by various third-party franchisees.
     The Company is also engaged in entertainment operations, which includes TicketsWest.com, Inc., through which the Company derives revenues from event ticket distribution and promotion and presentation of a variety of entertainment productions. In addition to hotel operations, the Company maintains a direct ownership interest in a retail mall that is attached to one of its hotels and in other miscellaneous real estate investments.
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
     In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at June 30, 2011, the consolidated results of operations for the three and six months ended June 30, 2011 and 2010, and the consolidated cash flows for the six months ended June 30, 2011 and 2010. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.
     Management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosures of contingent liabilities. Actual results could materially differ from those estimates.

3. Liquidity
     On June 14, 2011, the Company completed a sale of its Red Lion Hotel on Fifth Avenue in Seattle, Washington for $71 million in cash and used $28 million of the proceeds to retire its revolving credit facility. See Note 6 for further details.
     As of June 30, 2011 the Company had long term debt of $24.6 million maturing within one year. The Company is in compliance with its debt covenants and believes it has adequate liquidity to repay this debt when due and to fund its ongoing operating activities for the foreseeable future. Nevertheless, the Company is exploring options to refinance this debt in order to have the additional financial flexibility that increased working capital would provide.
4. Property and Equipment
     Property and equipment used in continuing operations is summarized as follows (in thousands):

	June 30,	December 31,
	2011	2010
Buildings and equipment	$252,035	$301,766
Furniture and fixtures	43,374	47,316
Landscaping and land improvements	9,304	9,821

	304,713	358,903
Less accumulated depreciation and amortization	(137,055)	(153,373)

	167,658	205,530
Land	57,141	63,581
Construction in progress	2,775	2,919

	$227,574	$272,030

     During the first quarter of 2011, the Company determined that two of its properties, the Red Lion Hotel on Fifth Avenue in Seattle, Washington (“Seattle property”), and the Red Lion Colonial Hotel in Helena, Montana, met the criteria to be classified as assets held for sale. During the second quarter the Company completed the sale of the Seattle property. See Note 6 for further details.
5. Goodwill and Intangibles
     Under generally accepted accounting principles, when a portion of a reporting unit is disposed of, a company must allocate a portion of the reporting unit’s goodwill to the disposal. In the second quarter, the Company completed the sale of its Seattle property to a third party for $71 million. The Company completed an evaluation of its goodwill allocated to the hotel reporting unit during the quarter and determined that $4.7 million of the $19.5 million allocated to the reporting unit should be disposed of as part of the sale of the Seattle property. This disposal amount of $4.7 million is included in the $33.5 million pretax gain on the sale of the Seattle property. See Note 6 for further details.
6. Assets Held for Sale
     The Company considers a property to be an asset held for sale when management approves and commits to a formal plan to actively market the property for sale, the sale of the property is probable, and transfer of the property is expected to qualify for recognition as a completed sale within one year. Upon designation as an asset held for sale, the Company records the carrying value of the property at the lower of its carrying value, which includes allocable goodwill, or its estimated fair value, less estimated costs to sell, and the Company stops recording depreciation expense. The operations of a property held for sale prior to the sale date are recorded in discontinued operations unless the Company will have continuing involvement after the sale.
     During the first quarter of 2011, the Company determined that two of its hotel properties, the Seattle property and the Red Lion Colonial Hotel in Helena, Montana, met the criteria to be classified as assets held for sale, but did not meet the criteria for treatment as discontinued operations. During the second quarter the Company completed the sale of the Seattle property to a third party for $71 million. The Company recognized a pretax gain on the sale of $33.5 million. Approximately $6.1 million of the taxable gain attributable to the sale of the property is expected to be deferred.
     The Company plans to sell the Red Lion Colonial Hotel in Helena within one year and anticipates that it will maintain significant continuing involvement in it, either through a management or franchise agreement. The Helena, Montana property remains classified as held for sale in the accompanying condensed consolidated balance sheet. Included in assets held for sale is the estimate of the goodwill attributable to the property. The Company will complete an evaluation of its goodwill in the period that the sale of the property occurs, and will dispose of the appropriate amount of goodwill as determined by the valuation analysis. The assets classified as assets held for sale on the consolidated balance sheet as of June 30, 2011 are detailed in the table below.

June 30,
2011
Buildings and equipment	$8,396
Furniture and fixtures	1,367
Landscaping and land improvements	99

9,862
Less accumulated depreciation and amortization	(4,374)

5,488
Land	3,145
Construction in progress	81

Total property and equipment	8,714

Goodwill	586
Other assets, net	505

Assets held for sale	$9,805

7. Credit Facility and Long Term Debt
     On June 14, 2011 the Company retired its credit facility using a portion of the proceeds from the sale of the Seattle property, which secured the facility. The facility had an expiration date in September 2011.
     The Company owes $12.1 million to a bank under a property note, collateralized by two properties, bearing interest at prime rate plus .075%. The note has certain customary covenants, the most restrictive of which are financial covenants relating to total leverage, senior leverage and minimum debt service coverage ratios. The interest rate on the outstanding balance at June 30, 2011 was 4.00% and the Company was in compliance with all covenants. This note matures in September 2012.
     The Company has other debt totaling $22.6 million that will mature in September and October of 2011 and is therefore classified as a current liability on the Company’s balance sheet at June 30, 2011. The Company also has another $40.8 million in fixed rate notes collateralized by individual properties and $30.8 million in the form of trust preferred securities. The Company is currently exploring options for raising additional funds to address maturing debts and supplement working capital.
8. Business Segments
     As of June 30, 2011 and December 31, 2010, the Company had three operating segments – hotels, franchise and entertainment. The “other” segment consists primarily of a retail mall and miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense and income taxes; therefore, they have not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues. Selected information with respect to continuing operations is provided below (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenues:
Hotels	$39,276	$38,632	$69,434	$69,253
Franchise	945	889	1,652	1,447
Entertainment	4,640	2,340	7,440	4,818
Other	519	594	1,126	1,239

	$45,380	$42,455	$79,652	$76,757

Operating income (loss):
Hotels	$36,235	$3,816	$33,042	$1,671
Franchise	(372)	(14)	(892)	(127)
Entertainment	430	263	527	634
Other	(2,169)	(1,687)	(4,026)	(4,405)

	$34,124	$2,378	$28,651	$(2,227)

	June 30,	December 31,
	2011	2010

Identifiable assets:
Hotels	$256,147	$292,436
Franchise	10,244	9,811
Entertainment	5,339	5,115
Other	65,016	24,120

	$336,746	$331,482

9. Net Income (Loss) Per Share
     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2011 and 2010 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator — basic and diluted:
Net income (loss) from continuing operations	$18,760	$67	$13,989	$(4,158)
Net income (loss) from discontinued operations	$—	$(129)	$—	$(283)
Less: Net income or loss attributable to noncontrolling interest	$(112)	$(2)	$(102)	$9
Net income (loss) attributable to Red Lion Hotels Corporation	$18,648	$(64)	$13,887	$(4,432)

Denominator:
Weighted average shares — basic	19,023	18,420	18,999	18,345
Weighted average shares — diluted	19,182	18,651	19,163	18,345

Net income (loss) per share from continuing operations

Basic	$0.99	$0.00	$0.74	$(0.23)
Diluted	$0.98	$0.00	$0.73	$(0.23)

Net Income (loss) per share from discontinued operations

Basic	$0.00	$0.00	$0.00	$(0.01)
Diluted	$0.00	$0.00	$0.00	$(0.01)

Net Income (loss) per share attributable to Red Lion Hotels Corporation:

Basic	$0.98	$0.00	$0.73	$(0.24)
Diluted	$0.97	$0.00	$0.72	$(0.24)

     For the three months ended June 30, 2011, 40,157 of the 335,926 options to purchase common shares outstanding as of that date were considered dilutive, as were 74,740 of the 303,974 restricted stock units outstanding. In addition, all of the 44,837 convertible operating partnership units of RLHLP (“OP units”) were considered dilutive for the period. For the three months ended June 30, 2010, 125,834 of the 904,189 options to purchase common shares outstanding as of that date were considered dilutive as were 60,738 of the 262,684 restricted stock units outstanding and all of the 44,837 OP units.
     For the six months ended June 30, 2011, 42,260 of the 335,926 options to purchase common shares outstanding as of that date were considered dilutive, as were 99,670 of the 303,974 restricted stock units outstanding. In addition, 22,542 of the 44,837 OP units were considered dilutive for the period. Due to the loss for the six months ended June 30, 2010, all of the 904,189 options to purchase common shares and the 262,684 restricted stock units outstanding as of that date were considered anti-dilutive as were the 44,837 OP units.
10. Income Taxes
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
     At June 30, 2011, the Company was not able to reliably estimate the full year effective tax rate. Accordingly, the Company has recognized interim income tax expense or benefit using the discrete method based on actual results for the three and six months ended June 30, 2011. The difference in the effective tax rate of 43% at June 30, 2011 from the statutory rate of 34.0% is primarily driven by the impact of state income taxes, federal tax credits, non-deductible expenses and goodwill write off related to the sale of the Company’s Seattle property during the quarter. See Note 6 for further details.
     The Company assessed its ability to realize its deferred tax assets at June 30, 2011. The Company continues to have a net deferred tax liability position that includes sufficient taxable temporary differences scheduled to reverse prior to the expiration of its tax credit carryovers. Accordingly, at June 30, 2011, the Company concluded that no valuation allowance is necessary and that it is more likely than not that its deferred tax assets will be realized.
11. Stock Based Compensation
     The 2006 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by the shareholders of the Company and allows awards of 2.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of June 30, 2011, there were 1,022,871 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.
     In the first six months of 2011, the Company recognized approximately $0.1 million in compensation expense related to options, compared to $0.2 million during the same period in 2010. As outstanding options vest, the Company expects to recognize approximately $0.1 million in additional compensation expense, before the impact of income taxes, over a weighted average period of 15 months, including $40,000 during the remaining six months of 2011.
     A summary of stock option activity for the six months ended June 30, 2011, is as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, January 1, 2011	478,047	$7.62
Options granted	—	$—
Options exercised	(100,652)	$5.10
Options forfeited	(41,469)	$10.73

Balance, June 30, 2011	335,926	$7.99

Exercisable, June 30, 2011	298,430	$7.92

Additional information regarding stock options outstanding and exercisable as of June 30, 2011, is as follows:

		Weighted
		Average		Weighted	Aggregate		Weighted	Aggregate
Range of		Remaining		Average	Intrinsic		Average	Intrinsic
Exercise	Number	Contractual	Expiration	Exercise	Value (1)	Number	Exercise	Value (1)
Prices	Outstanding	Life (Years)	Date	Price	(in thousands)	Exercisable	Price	(in thousands)

$5.10 - $6.07	126,596	1.75	2011-2014	$5.57	$295,230	126,596	$5.57	$295,230
$7.10 - $7.80	27,864	5.07	2011-2020	7.39	14,291	23,467	7.44	10,774
$8.74 - $8.80	133,652	6.85	2011-2018	8.76	—	100,553	8.76	—
$12.21-$13.00	47,814	5.64	2016-2017	12.61	—	47,814	12.61	—

	335,926	4.61	2011-2020	$7.99	$309,521	298,430	$7.92	$306,004

(1)	The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been available to be exercised on the last trading day of the first six months of 2011, or June 30, 2011, based upon the Company’s closing stock price of $7.90.
     As of June 30, 2011 and 2010, there were 303,974 and 262,684 unvested restricted stock units outstanding, respectively. Since the Company began issuing restricted stock units, approximately 12.1% of total units granted have been forfeited. In the second quarter and first six months of 2011, the Company recognized approximately $0.1 million and $0.2 million, respectively, in compensation expense related to restricted stock units compared to $0.1 million and $0.5 million, respectively, in the comparable periods in 2010. The 2010 expense reflects $0.4 million recorded upon the separation of the Company’s former President and Chief Executive Officer. As the restricted stock units vest, the Company expects to recognize approximately $2.0 million in additional compensation expense over a weighted average period of 40 months, including $0.3 million during the remainder of 2011.
A summary of restricted stock unit activity for the six months ended June 30, 2011, is as follows:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Balance, January 1, 2011	220,816	$6.40
Granted	149,962	$8.12
Vested	(55,738)	$5.04
Forfeited	(11,066)	$6.24

Balance, June 30, 2011	303,974	$7.27

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
12. Fair Value of Financial Instruments
     Estimated fair values of financial instruments (in thousands) are shown in the table below. The carrying amounts for cash and cash equivalents, accounts receivable and current liabilities are reasonable estimates of their fair values. The fair value of long-term debt is estimated based on the discounted value of contractual cash flows using the estimated rates currently offered for debt with similar remaining maturities. The debentures are valued at the closing price on June 30, 2011, of the underlying trust preferred securities on the New York Stock Exchange.

	June 30,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents and restricted cash	$51,525	$51,525	$8,132	$8,132
Accounts receivable	$6,532	$6,532	$5,985	$5,985

Financial liabilities:
Current liabilities, excluding debt	$22,656	$22,656	$22,454	$22,454
Total debt	$75,495	$75,642	$95,152	$95,400
Debentures	$30,825	$31,411	$30,825	$31,279
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
14. Discontinued Operations
     During the third quarter of 2010, the Company concluded that its leased hotel in Astoria, Oregon had reached the end of its useful life. Accordingly, the operations of this hotel have been classified as discontinued operations in the Company’s financial statements. The Company has segregated the operating results of this hotel from continuing operations on the Company’s consolidated statements of operations for the three and six months ended June 30, 2011 and any comparable periods presented. During the first quarter of 2011, the Company terminated the lease with the Port of Astoria. At June 30, 2011 and December 31, 2010, there were no remaining assets or liabilities of this hotel to report on the Company’s consolidated balance sheets.
     The following table summarizes results of discontinued operations for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues	$—	$—	$—	$—
Operating expenses		(184)		(399)
Depreciation and amortization		(11)		(26)
Income tax benefit (expense)		66		142

Net income (loss) from operations	—	(129)	—	(283)

Loss on disposal of discontinued business units	—		—
Income tax benefit
Net loss on disposal of discontinued business units	—	—	—	—

Net income (loss) from discontinued operations	$—	$(129)	$—	$(283)

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
     The discussion and information given below excludes the results related to our leased hotel in Astoria, Oregon. The results related to the Astoria hotel have been segregated from continuing operations and reflected as discontinued operations for all periods presented. See Note 14 of Condensed Notes to Consolidated Financial Statements.
     As of June 30, 2011, our hotel system contained 44 hotels located in eight states and one Canadian province, with 8,457 rooms and 424,387 square feet of meeting space as provided below:

		Total	Meeting
		Available	Space
	Hotels	Rooms	(sq. ft.)

Owned and Leased Hotels	30	5,824	290,766
Franchised Hotels	14	2,633	133,621

Total Red Lion Hotels	44	8,457	424,387

     We operate in three reportable segments:
•	The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels.

•	The franchise segment is engaged primarily in licensing the Red Lion brand to franchisees, and generates revenue from marketing fees and franchise fees that are typically based on a percent of room revenues and are charged to hotel owners. It has also historically reflected revenue from management fees charged to the owners of managed hotels, although we have not managed any hotels for third parties since January 2008.

•	The entertainment segment derives revenue primarily from ticketing services and the promotion and presentation of entertainment productions.
     Our remaining activities, which are primarily related to our ownership interest in a retail mall attached to one of our hotels and to other miscellaneous real estate investments, do not constitute a reportable segment and have been aggregated into “other”.

Executive Summary
     Our company strategy is to grow the Red Lion brand and our profitability through (1) sales and marketing initiatives; (2) franchising; and (3) leveraging existing assets to grow the business. We have embarked on a program of strategic asset sales to unlock real estate value by means of selective reductions in asset ownership. We successfully completed the sale of our Red Lion Hotel on Fifth Avenue in Seattle, Washington (“Seattle property”) for $71 million during the second quarter of 2011. We are currently marketing our Red Lion Colonial Hotel in Helena, Montana with the expectation of retaining management and/or franchise rights.
     We plan to use the majority of net proceeds from asset sales to reduce debt (we retired our revolving credit facility in the second quarter of 2011 using a portion of the proceeds from the sale of the Seattle property) and improve working capital. This restructuring of our balance sheet should create the financial flexibility necessary to refinance and reposition our remaining hotel properties and to position us for strategic growth opportunities.
     Our hotel operational strategy is to increase group, preferred corporate and higher-rated transient business, while using revenue management tools that we have invested in during the past year to strategically manage lower-rated online travel agent and permanent business. We have added sales personnel at our properties and at the corporate office to expand our local and national reach in an effort to grow our mix of group and preferred corporate customer base. During the first six months of 2011, we saw a decline in our group business when compared to the first six months of 2010. This decline was expected as we had several citywide events in some of our key markets in the first six months of 2010 that did not recur in the first six months of 2011. We managed to largely offset this decline by focusing on growth in our transient segment.
     For our owned and leased properties, RevPAR increased 6.3% in the second quarter of 2011 from the second quarter of 2010 and 3.2% in the first six months of 2011 compared to the same period in 2010. Occupancy increased 290 basis points in the second quarter of 2011 from the second quarter of 2010. Year to date occupancy increased 140 basis points versus the same period of the prior year. ADR was up 1.2% in the second quarter of 2011 versus the second quarter of 2010, to $82.20 from $81.23, and increased 0.6% in the first six months of 2011 as compared to the first six months of 2010. Average occupancy, ADR and RevPAR statistics are provided below on a comparable basis. Comparable hotels are defined as properties whose operations are included in the consolidated results for the entirety of the reporting periods being compared. The Seattle property is excluded from the owned and leased hotel statistics and it is included in the franchised hotel statistics below for all periods presented.

	For the three months ended June 30,						For the six months ended June 30,
	2011			2010			2011			2010
	Average (1)			Average (1)			Average (1)			Average (1)
	Occupancy	ADR (2)	RevPAR(3)	Occupancy	ADR (2)	RevPAR(3)	Occupancy	ADR (2)	RevPAR(3)	Occupancy	ADR (2)	RevPAR(3)

Owned and Leased Hotels	61.3%	$82.20	$50.43	58.4%	$81.23	$47.44	54.4%	$80.11	$43.56	53.0%	$79.64	$42.21
Franchised Hotels	68.7%	$86.19	$59.19	62.2%	$88.79	$55.23	61.9%	$84.64	$52.42	56.3%	$86.10	$48.48

Total Red Lion Hotels	63.3%	$83.35	$52.75	59.4%	$83.32	$49.51	56.4%	$81.43	$45.91	53.9%	$81.43	$43.87

Change from prior comparative period:
Owned and Leased Hotels	2.9	1.2%	6.3%				1.4	0.6%	3.2%
Franchised Hotels	6.5	-2.9%	7.2%				5.6	-1.7%	8.1%

Total Red Lion Hotels	3.9	0.0%	6.5%				2.5	0.0%	4.7%

(1)	Average occupancy represents total paid rooms divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period and includes rooms taken out of service for renovation.

(2)	Average daily rate (“ADR”) represents total room revenues divided by the total number of paid rooms occupied by hotel guests.

(3)	Revenue per available room (“RevPAR”) represents total room and related revenues divided by total available rooms.
     We expect overall economic conditions to continue to improve, although we believe that conditions in the specific markets in which we operate will continue to be challenging through the remainder of the year. While our goal is to deliver bottom line profitability through the above described initiatives, there can be no assurance that our results of operations will be similar to our results reported in prior stabilized years if economic conditions do not improve.
Results of Operations
     Our reported numbers for the interim and year to date periods presented in this report reflect results of our Seattle property for the full second quarter and six months ended June 30, 2010, but not the full second quarter and six months ended June 30, 2011 as the sale of that property closed on June 14, 2011. In order to help investors distinguish true results from operations versus changes due to the sale of the Seattle property, we will discuss operating results as reported and also discuss certain operating results for the periods included in this report on a comparable hotel basis. As mentioned above, comparable hotels are properties that are owned or leased by us and the operations of which are included in the consolidated results for the entirety of the reporting periods being compared.
     During the second quarter of 2011 and 2010, we reported net income from continuing operations of $18.8 million or $0.99 per diluted share and $0.1 million or $0.00 per diluted share, respectively. The sale of our Seattle property generated a gain of $33.5 million. This gain is the main driver of the year over year increase in net income from continuing operations. For the second quarter of 2011, total revenue increased $3.0 million to $45.4 million when compared to the second quarter of 2010. Operating expenses in the second quarter of 2011 were $44.8 million excluding the impact of the $33.5 million gain on the sale of the Seattle property, compared to operating expenses of $40.1 million in the second quarter of 2010. The increase in expenses is driven by higher lease, energy, maintenance and labor costs. For the second quarter of 2011, EBITDA from continuing operations before special items was $5.6 million excluding the $33.5 million gain on the sale of the Seattle property compared to $7.5 million for the second quarter of 2010. EBITDA from continuing operations before special items can be found in a separate table below.
     For the first six months of 2011, we reported net income from continuing operations of $14.0 million or $0.74 per diluted share compared to a net loss from continuing operations for the same period in 2010 of $4.2 million or $0.23 per share. The sale of our Seattle property generated a gain of $33.5 million, which is the main driver of the year over year increase in net income from continuing operations. Revenue for the first six months of 2011 increased $2.9 million from the first six months of 2010. Our entertainment segment drove most of this increase. Operating expenses for the first six months of 2011 were $84.5 million excluding the impact of the $33.5 million gain on the sale of the Seattle property, compared to operating expenses of $79.0 million for the first six months of 2010. The increase in expenses is driven by higher costs in the entertainment segment and higher lease, energy, maintenance and labor costs. For the first six months of 2011, EBITDA from continuing operations before special items was $5.4 million, excluding the $33.5 million gain on the sale of the Seattle property, compared to $9.4 million for the first six months of 2010. The $9.4 million excludes a $1.2 million charge related to the departure of our former President and Chief Executive Officer. EBITDA from continuing operations before special items can be found in a separate table below.
     A summary of our consolidated statements of operations is provided below (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Total revenue	$45,380	$42,455	$79,652	$76,757
Operating expenses	11,256	40,077	51,001	78,984

Operating income (loss)	34,124	2,378	28,651	(2,227)

Other income (expense):
Interest expense	(2,272)	(2,314)	(4,573)	(4,550)
Other income, net	381	9	385	46

Income (loss) before taxes	32,233	73	24,463	(6,731)

Income tax expense (benefit)	13,473	6	10,474	(2,573)

Net Income (loss) from continuing operations	18,760	67	13,989	(4,158)

Discontinued operations:
Income (loss) from discontinued business units, net of income tax (benefit) expense of $(66) and $(142) for the three and six months ended June 30, 2010 respectively	—	(129)	—	(283)

Net income (loss) from discontinued operations	—	(129)	—	(283)

Net income (loss)	18,760	(62)	13,989	(4,441)

Less: Net income or loss attributable to noncontrolling interest	(112)	(2)	(102)	9

Net income (loss) attributable to Red Lion Hotels Corporation	$18,648	$(64)	$13,887	$(4,432)

EBITDA	$39,150	$7,365	$38,997	$7,803
EBITDA as a percentage of revenues	86.3%	17.3%	49.0%	10.2%

EBITDA from continuing operations	$39,150	$7,549	$38,997	$8,202
EBITDA from continuing operations as a percentage of revenues	86.3%	17.8%	49.0%	10.7%
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
     We use EBITDA to measure financial performance because we believe interest, taxes and depreciation and amortization bear little or no relationship to our operating performance. By excluding interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our properties and operations. We generally pay federal and state income taxes on a consolidated basis, taking into account how the applicable taxing laws apply to us in the aggregate. By excluding taxes on income, we believe EBITDA provides a basis for measuring the financial performance of our operations excluding factors that our hotels cannot control. By excluding depreciation and amortization expense, which can vary from hotel to hotel based on historical cost and other factors unrelated to the hotels’ financial performance, EBITDA measures the financial performance of our hotels without regard to their historical cost. For all of these reasons, we believe EBITDA provides us and investors with information that is relevant and useful in evaluating our business.
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
     The following is a reconciliation of EBITDA to net loss attributable to Red Lion Hotels Corporation for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
EBITDA	$39,150	$7,365	$38,997	$7,803
Income tax (expense) benefit	(13,473)	60	(10,474)	2,715
Interest expense	(2,272)	(2,314)	(4,573)	(4,550)
Depreciation and amortization	(4,757)	(5,175)	(10,063)	(10,400)

Net income (loss) attributable to Red Lion Hotels Corporation	$18,648	$(64)	$13,887	$(4,432)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
EBITDA from continuing operations	$39,150	$7,549	$38,997	$8,202
Income tax (expense) benefit	(13,473)	(6)	(10,474)	2,573
Interest expense	(2,272)	(2,314)	(4,573)	(4,550)
Depreciation and amortization	(4,757)	(5,164)	(10,063)	(10,374)
Discontinued operations, net of tax	—	(129)	—	(283)

Net income (loss) attributable to Red Lion Hotels Corporation	$18,648	$(64)	$13,887	$(4,432)

     During the second quarter 2011, we recorded a $33.5 million gain from the sale of our Red Lion Hotel on Fifth Avenue in Seattle, Washington and in the first quarter of 2010, we recorded an expense of $1.2 million resulting from the separation of our former President and Chief Executive Officer. As a result, the operations as presented in the accompanying financial statements for the three and six months ended June 30, 2011 compared to 2010 do not reflect a meaningful comparison between periods. The following table represents a reconciliation of certain earnings measures before special items to net income / (loss) from continuing operations (in thousands):

	Three months ended June 30, 2011			Three months ended June 30, 2010
	Net income / (loss)			Net income / (loss)
	from continuing			from continuing
($ in thousands except per share data)	operations	EBITDA	Diluted EPS	operations	EBITDA	Diluted EPS

Amount before special items	$(363)	$5,601	$(0.02)	$67	$7,549	0.00

Special items:
Gain on asset disposition (1)	33,549	33,549	1.75	—	—	—
Income tax benefit (expense) of special items, net (3)	(14,426)	—	(0.75)	—	—	—

Amount per consolidated statement of operations	$18,760	$39,150	$0.98	$67	$7,549	0.00

	Six months ended June 30, 2011			Six months ended June 30, 2010
	Net income / (loss)			Net income / (loss)
	from continuing			from continuing
($ in thousands except per share data)	operations	EBITDA	Diluted EPS	operations	EBITDA	Diluted EPS

Amount before special items	$(5,134)	$5,448	$(0.27)	$(3,372)	$9,421	$(0.18)

Special items:
Gain on asset disposition (1)	33,549	33,549	1.75	—	—	—
Separation costs (2)	—	—		(1,219)	(1,219)	(0.07)
Income tax benefit (expense) of special items, net (3)	(14,426)	—	(0.75)	433	—	0.02

Amount per consolidated statement of operations	$13,989	$38,997	$0.73	$(4,158)	$8,202	$(0.23)

(1)	Amount as included in the line item “Loss (gain) on asset dispositions, net” on the accompanying consolidated statements of operations.

(2)	Amount as included in the line item “Undistributed corporate expenses” on the accompanying consolidated statements of operations.

(3)	Represents taxes on special items at our expected incremental tax rate as applicable.
Revenue
     A breakdown of our revenues from operations for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Operating revenue
Hotels:
Rooms	$28,989	$27,919	$50,303	$49,199
Food and beverage	9,177	9,469	17,008	17,867
Other department	1,110	1,244	2,123	2,187

Total hotels segment	39,276	38,632	69,434	69,253

Franchise	945	889	1,652	1,447
Entertainment	4,640	2,340	7,440	4,818
Other	519	594	1,126	1,239

Total Operating Revenue	$45,380	$42,455	$79,652	$76,757

     Our reported numbers for the interim and year to date periods presented in this report reflect results of our Seattle property for the full second quarter and six months ended June 30, 2010, but not the full second quarter and six months ended June 30, 2011 as the sale of that property closed on June 14, 2011. In order to help investors distinguish true results from operations versus changes due to the sale of the Seattle property, we will discuss operating results as reported and also discuss certain operating results for the periods included in this report on a comparable hotel basis. Comparable hotels are defined as properties that are owned or leased by us and the operations of which are included in the consolidated results for the entirety of the reporting periods being compared.
     A breakdown of our comparable hotel revenues for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Hotel revenue from operations	$39,276	$38,632	$69,434	$69,253
less: Hotel revenue from Seattle Fifth Avenue property	(3,146)	(3,827)	(5,987)	(6,604)

Comparable hotel revenue	$36,130	$34,805	$63,447	$62,649

Rooms revenue from operations	$28,989	$27,919	$50,303	$49,199
less: Rooms revenue from Seattle Fifth Avenue property	(2,264)	(2,775)	(4,379)	(4,699)

Comparable rooms revenue	$26,725	$25,144	$45,924	$44,500

Food and beverage revenue from operations	$9,177	$9,469	$17,008	$17,867
less: Food and beverage revenue from Seattle Fifth Avenue property	(619)	(663)	(992)	(1,182)

Comparable food and beverage revenue	$8,558	$8,806	$16,016	$16,685
     Three months Ended June 30, 2011 and 2010
     As Reported
     During the second quarter of 2011, revenue from the hotel segment increased $0.6 million compared to the second quarter of 2010. Room revenues in the second quarter of 2011 were up $1.1 million to $29.0 million compared to the same period a year ago. Increases in occupancy and rate for the second quarter of 2011 primarily drove the increase in revenue. Food and beverage revenues declined by $0.3 million when compared to the second quarter of 2010, primarily as a result of a decline in banquet revenue associated with a decline in group business in the second quarter of 2011.
     Comparable Basis
     On a comparable basis, during the second quarter of 2011, revenue from the hotel segment increased $1.3 million compared to the second quarter of 2010. Comparable room revenues in the second quarter of 2011 were up $1.6 million to $26.7 million compared to the same period a year ago. Increases in occupancy and rate for the second quarter of 2011 primarily drove the increase in revenue. Comparable food and beverage revenues declined by $0.2 million when compared to the second quarter of 2010, primarily as a result of a decline in banquet revenue associated with a decline in group business in the second quarter of 2011.
     Revenues in the franchise segment were essentially flat at $0.9 million in the second quarter of 2011 compared to the second quarter of 2010. Revenues in the entertainment segment increased to $4.6 million in the second quarter of 2011 compared to $2.3 million in the second quarter of 2010. This variance is mainly driven by the successful two week production of the Broadway show, Wicked, during the second quarter of 2011. Revenues derived from our other segment were down slightly to $0.5 million.
     Six months Ended June 30, 2011 and 2010
     As Reported
     During the first six months of 2011, revenue from the hotels segment increased $0.2 million compared to the first six months of 2010. Room revenues in the first six months of 2011 of $50.3 million were up $1.1 million compared to the same period one year ago. As expected, we experienced a decline in group revenue when compared to the same six months in the prior year. The first six months in the prior year included group revenue related to several citywide events in some of our key markets that did not recur in the first six months of 2011. The Spokane market had nationally focused citywide events in 2010 that did not repeat in 2011. The Denver and Salt Lake City markets were impacted by the reduction in government travel and reduced flight schedules. We managed to largely offset this decline by focusing on growth in our transient segment. Food and beverage revenues declined by $0.8 million when compared to the first six months of 2010, primarily as a result of a decline in banquet revenue which resulted from the decline in group business in the first six months of 2011.
     Comparable Basis
     On a comparable basis, during the first six months of 2011, revenue from the hotels segment increased $0.8 million compared to the first six months of 2010. Comparable room revenues in the first six months of 2011 of $45.9 million were up $1.4 million compared to the same period one year ago. As expected, we experienced a decline in group revenue when compared to the same six months in the prior year. The first six months in the prior year included group revenue related to several citywide events in some of our key markets that did not recur in the first six months of 2011. The Spokane market had nationally focused citywide events in 2010 that did not repeat in 2011. The Denver and Salt Lake City markets were impacted by the reduction in government travel and reduced flight schedules. We managed to largely offset this decline by focusing on growth in our transient segment. Comparable food and beverage revenues declined by $0.7 million when compared to the first six months of 2010, primarily as a result of a decline in banquet revenue which resulted from the decline in group business in the first six months of 2011.
     Revenues in the franchise segment increased to $1.7 million in the first six months of 2011 compared to $1.4 million in the first six months of 2010. The increase seen in the first six months of 2011 is attributable to the fact the first six months of 2010 included a rate holiday for franchisees that did not recur in the first six months of 2011. Revenues in the entertainment segment increased to $7.4 million in the first six months of 2011 compared to $4.8 million in the first six months of 2010, driven by the fact that we had a successful two week production of the Broadway show, Wicked, in the first six months of 2011. Revenues derived from our other segment were down slightly from $1.2 million to $1.1 million compared to the prior year.
Operating Expenses
     Operating expenses include direct operating expenses for each of the operating segments, hotel facility and land lease expense, depreciation and amortization, gain or loss on asset dispositions and undistributed corporate expenses. In the aggregate, operating expenses during the second quarter of 2011 compared to the 2010 period increased $4.7 million, excluding the impact of the $33.5 million gain on the sale of the Seattle property. During the first six months of 2011, operating expenses increased $5.6 million year over year, excluding the impact of the $33.5 million gain on the sale of the Seattle property. Operating expenses as well as direct margin by segment for the three and six months ended June 30, 2011 and 2010 can be seen below:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Operating Expenses
Hotels	$30,613	$28,620	$57,782	$55,212
Franchise	1,070	810	1,964	1,388
Entertainment	4,138	1,986	6,752	3,999
Other	435	413	828	835
Depreciation and amortization	4,757	5,164	10,063	10,374
Hotel facility and land lease	2,187	1,779	4,298	3,526
Gain on asset dispositions, net	(33,497)	(57)	(33,583)	(155)
Undistributed corporate expenses	1,553	1,362	2,897	3,805

Total operating expenses	$11,256	$40,077	$51,001	$78,984

Hotels revenue — owned	$27,799	$27,893	$49,523	$50,266
Direct margin (1)	$6,191	$7,539	$8,589	$10,937
Direct margin %	22.3%	27.0%	17.3%	21.8%

Hotels revenue — leased	$11,477	$10,739	$19,911	$18,987
Direct margin (1)	$2,472	$2,473	$3,063	$3,104
Direct margin %	21.5%	23.0%	15.4%	16.3%

Franchise revenue	$945	$889	$1,652	$1,447
Direct margin (1)	$(125)	$79	$(312)	$59
Direct margin %	-13.2%	8.9%	-18.9%	4.1%

Entertainment revenue	$4,640	$2,340	$7,440	$4,818
Direct margin (1)	$502	$354	$688	$819
Direct margin %	10.8%	15.1%	9.2%	17.0%

Other revenue	$519	$594	$1,126	$1,239
Direct margin (1)	$84	$181	$298	$404
Direct margin %	16.2%	30.5%	26.5%	32.6%

(1)	Revenues less direct operating expenses.

     A breakdown of our comparable hotel operating expenses and direct margin for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Hotel operating expenses per consolidated statement of operations	$30,613	$28,620	$57,782	$55,212
less: Hotel operating expenses from Seattle Fifth Avenue property	(2,496)	(2,383)	(4,639)	(4,583)

Comparable hotel operating expenses	$28,117	$26,237	$53,143	$50,629

Hotel direct margin per operations	$8,663	$10,012	$11,652	$14,041
less: Hotel direct margin from Seattle Fifth Avenue property	(650)	(1,446)	(1,348)	(2,022)

Comparable hotel direct margin	$8,013	$8,566	$10,304	$12,019

Comparable hotel direct margin %	22.2%	24.6%	16.2%	19.2%
     Three months Ended June 30, 2011 and 2010
     As Reported
     Direct hotel expenses in the second quarter of 2011 increased by $2.0 million, or 6.9%, compared to the second quarter of 2010. Room related expenses increased $0.9 million, or 10.3%. Food and beverage costs increased $0.2 million, or 2.7% quarter over quarter. Overall, the hotels segment had a direct margin of $8.7 million in the second quarter of 2011 compared to $10.0 million during the second quarter of 2010, providing for a direct operating margin in the current period of 22.1%, compared to 25.9% during the same period in 2010. The year over year comparison for the hotel segment was primarily impacted by increased energy, maintenance and labor costs.
     Comparable Basis
     On a comparable basis, direct hotel expenses in the second quarter of 2011 increased by $1.9 million, or 7.1%, compared to the second quarter of 2010. On a comparable basis overall, the hotels segment had a direct margin of $8.0 million in the second quarter of 2011 compared to $8.6 million during the second quarter of 2010, providing for a direct operating margin in the current period of 22.2%, compared to 24.6% during the same period in 2010. The comparable year over year comparison for the hotel segment was primarily impacted by increased energy, maintenance and labor costs.
     Direct expenses for the franchise segment in the second quarter of 2011 increased by $0.3 million compared to the second quarter of 2010, primarily driven by investment to grow this segment. Direct expenses for the entertainment segment increased $2.2 million year over year driven by an increase in the number of shows in the second quarter of 2011, namely a two week production of the Broadway hit, Wicked during the second quarter of 2011.
     Depreciation and amortization expenses decreased $0.4 million in the second quarter of 2011, which resulted from the discontinuation of depreciation expense on our assets classified as “held for sale”. See Note 6 of Condensed Notes to Consolidated Financial Statements. Undistributed corporate expenses increased $0.2 million in the second quarter of 2011 compared to the second quarter of 2010. Undistributed corporate expenses include general and administrative charges such as corporate payroll, stock compensation expense, director’s fees, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment, such as accounting, human resources and information technology, are distributed and included in direct expenses.
     Six months Ended June 30, 2011 and 2010
     As Reported
     Direct hotel expenses in the first six months of 2011 increased by $2.6 million, or 4.7%, compared to the first six months of 2010. Room related expenses increased $1.1 million, or 7.2%. Food and beverage costs decreased $0.1 million, or 0.3% year over year. Overall, the hotels segment had a direct margin of $11.7 million in the first six months of 2011 compared to $14.0 million during the first six months of 2010, providing for a direct operating margin in the current period of 16.8%, compared to 20.3% during the same period in 2010. The year over year comparison for the hotel segment was primarily impacted by increased energy, maintenance and labor costs.
     Comparable Basis
     On a comparable basis, direct hotel expenses in the first six months of 2011 increased by $2.5 million, or 5.0%, compared to the first six months of 2010. On a comparable basis overall, the hotels segment had a direct margin of $10.3 million in the first six months of 2011 compared to $12.0 million during the first six months of 2010, providing for a comparable direct operating margin in the current period of 16.2%, compared to 19.2% during the same period in 2010. The year over year comparison for the hotel segment was primarily impacted by increased energy, maintenance and labor costs.
     Direct expenses for the franchise segment in the first six months of 2011 increased by $0.6 million compared to the first six months of 2010, driven by investment to grow this segment. Direct expenses for the entertainment segment increased $2.8 million year over year driven by an increase in the number of shows in the first quarter of 2011, namely a two week production of the Broadway hit, Wicked during the first six months of 2011.
     Depreciation and amortization expenses decreased $0.3 million in the first six months of 2011, which resulted from the discontinuation of depreciation expense on our assets classified as “held for sale”. See Note 6 of Condensed Notes to Consolidated Financial Statements. Undistributed corporate expenses decreased $0.9 million in the first six months of 2011, because the first six months of 2010 included $1.2 million of expense recorded upon the separation of our former President and Chief Executive Officer. Undistributed corporate expenses include general and administrative charges such as corporate payroll, stock compensation expense, director’s fees, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment, such as accounting, human resources and information technology, are distributed and included in direct expenses.
Income Taxes
     During the second quarter of 2011, we reported an income tax expense from continuing operations of $13.5 million compared to an income tax expense of $6,000 during the second quarter of 2010. For the first six months of 2011, we reported an income tax expense of $10.5 million compared to an income tax benefit of $2.6 million during the first six months of 2010. The increase for both comparative periods was due to the gain on the sale of our Seattle property. We expect to defer approximately $6.1 million of the taxable gain attributable to the sale of the property.
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
     We assessed our ability to realize our deferred tax assets at June 30, 2011. We continue to have a net deferred tax liability position that includes sufficient taxable temporary differences scheduled to reverse prior to the expiration of any of our tax credit carryovers. Accordingly, at June 30, 2011, we concluded that no valuation allowance was necessary and that it is more likely than not that our deferred tax assets will be realized.

Liquidity and Capital Resources
     On June 14, 2011, we completed a sale of our Red Lion Hotel on Fifth Avenue in Seattle, Washington for $71 million in cash and used $28 million of the proceeds to retire our revolving credit facility, which was scheduled to expire in September 2011.
     As of June 30, 2011 we had long term debt of $24.6 million maturing within one year. We are in compliance with our debt covenants and believe we have adequate liquidity to repay this debt when due and to fund our ongoing operating activities for the foreseeable future. Nevertheless, we are exploring options to refinance this debt in order to have the additional financial flexibility that increased working capital would provide.
     At June 30, 2011, outstanding debt was $106.3 million. We have outstanding bank debt of $12.1 million under a variable rate bank note, $30.8 million in the form of trust preferred securities and a total of $63.4 million in 13 fixed-rate notes collateralized by individual properties. Our average pre-tax interest rate on debt was 7.5% at June 30, 2011, of which 88.6% was fixed at an average rate of 7.9% and 11.4% was at an average variable rate of 4.0%. Our first fixed-rate term debt maturity is in September 2011.
     The variable rate property note is secured by our Red Lion Bellevue and Red Lion Templins properties, and matures in 2012. This note has financial covenants, including covenants relating to the total leverage, senior leverage and minimum debt service coverage ratios. We were in compliance with all covenants at June 30, 2011 and expect to continue to comply with all covenants in future periods. The interest rate on this note was 4.0% at June 30, 2011.
     A comparative summary of balance sheet data at June 30, 2011 and December 31, 2010 is provided below:

	June 30,	December 31,
	2011	2010
Consolidated balance sheet data (in thousands):
Cash and cash equivalents	$46,818	$4,012
Working capital (1)	$15,416	$(48,347)
Assets held for sale	$9,805	$—
Property and equipment, net	$227,574	$272,030
Total assets	$336,746	$331,482

Total debt	$75,495	$95,152
Debentures due Red Lion Hotels Capital Trust	$30,825	$30,825
Total liabilities	$150,822	$160,717
Total stockholders’ equity	$185,924	$170,765

(1)	Represents current assets less current liabilities, excluding assets held for sale.
     During 2011, we expect cash expenditures to primarily include the funding of operating activities, interest payments on our outstanding indebtedness and capital expenditures. We expect to meet our long-term liquidity requirements for future investments and continued hotel and other various capital improvements using existing cash or through net cash provided by operations, debt, strategic asset sales or equity issuances.
Operating Activities
     Net cash used in operating activities during the first six months of 2011 totaled $1.3 million, a $10.7 million decrease from net cash provided by operating activities of $9.4 million during the first six months of 2010. The primary drivers of the decrease are a higher net loss plus the payment timing of accounts payable and other accrued expenses of $6.7 million.
Investing Activities
     Net cash provided by investing activities totaled $64.5 million during the first six months of 2011 compared to net cash used of $3.7 million during the first six months of 2010. The primary driver of the increase was the net proceeds from the sale of our Seattle property of $68.3 million. Cash additions to property and equipment decreased by $0.8 million. Capital expenditures in 2011 are expected to be between $11.0 and $13.0 million, and will primarily support investments in maintenance, technology and basic hotel improvement projects.

Financing Activities
     Net cash used in financing activities was $20.4 million during the first six months of 2011, compared to $6.5 million during the first six months of 2010. Net financing activities during the first six months of 2011 included the retirement of our revolving credit facility with $28 million of the cash proceeds from the sale of our Seattle property, which secured the facility. Also impacting financing activities during the first six months were the fees associated with the amendment to the, now retired, facility in March 2011, which allowed us to maintain our borrowing capacity.
     At June 30, 2011, we had total debt obligations of $106.3 million, of which $63.4 million was under 13 notes collateralized by individual hotels with fixed interest rates ranging from 5.9% to 8.1%. These 13 notes mature beginning in 2011 and continuing through 2013. Included within outstanding debt are debentures due to the Red Lion Hotels Capital Trust of $30.8 million, which are uncollateralized and due to the trust in 2044 at a fixed rate of 9.5%. Our average pre-tax interest rate on debt was 7.5% at June 30, 2011.
     Of the $106.3 million in total debt obligations, three pools of cross securitized debt exist: (i) one consisting of five properties with total borrowings of $19.3 million; (ii) a second consisting of two properties with total borrowings of $17.3 million; and (iii) a third consisting of four properties with total borrowings of $21.5 million. Each pool of securitized debt and the other collateralized hotel borrowings include defeasance provisions for early repayment.
Contractual Obligations
     The following table summarizes our significant contractual obligations, including principal and interest on debt, as of June 30, 2011:

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Debt (1)	$82,174	$25,738	$56,436	$—	$—
Operating and capital leases (2)	62,375	4,327	24,061	13,663	20,324
Service agreements	1,414	380	1,034	—	—
Debentures due Red Lion
Hotels Capital Trust (1)	126,485	1,464	8,785	5,857	110,379

Total contractual obligations (3)	$272,448	$31,909	$90,316	$19,520	$130,703

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)	Operating lease amounts are net of estimated sublease income of $11.1 million annually.

(3)	With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.
     In 2001, we assumed a master lease agreement for 17 hotel properties, including 12 which were part of the Red Lion acquisition. Subsequently, we entered into an agreement with Doubletree DTWC Corporation whereby Doubletree DTWC Corporation is subleasing five of these hotel properties from Red Lion. During the second quarter of 2010, we amended the agreement to terminate the master lease as to the Astoria, Oregon property due to its closure. The master lease agreement requires minimum monthly payments of $1.2 million plus contingent rents based on gross receipts from the remaining 16 hotels, of which approximately $0.8 million per month is paid by a sublease tenant. The lease agreement expires in December 2020, although we have the option to extend the term on a hotel by hotel basis for three additional five-year terms.
     In February 2011, we reached an agreement with a new subtenant of our Red Lion Hotel Sacramento. The agreement provides for initial minimum annual rent payments of $0.4 million during the first three years with increases in future years, which are reflected in the table above.
     In October 2007, we completed an acquisition of a 100-year (including extension periods) leasehold interest in a hotel in Anaheim, California for $8.3 million, including costs of acquisition. As required under the terms of the leasehold agreement, we paid $1.8 million per year in lease payments through April 2011. At our option, we are entitled to extend the lease for 19 additional terms of five years each, with increases in lease payments tied directly to the Consumer Price Index. We exercised the option to extend for one additional 5 year term beginning in May 2011, leaving us with 18 remaining options to extend the lease for additional terms of five years each. Effective starting May 2011, we will pay $2.2 million per year through the extension period ending in April 2016, which is reflected in the table above.
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

Franchise Update
     At June 30, 2011, our system of hotels included 14 hotels under franchise agreements, representing a total of 2,633 rooms and 133,621 square feet of meeting space. During the second quarter we sold our Seattle property and entered into a franchise agreement with the buyer who will continue to operate the property as a Red Lion Hotel. In addition, the previously announced Red Lion Inn Rancho Cordova near Sacramento opened in May 2011.
Off-balance Sheet Arrangements
     As of June 30, 2011, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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
New and Future Accounting Pronouncements
     During the six months ended June 30, 2011 there were no new accounting pronouncements published that were applicable to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At June 30, 2011, $94.2 million of our outstanding debt was subject to currently fixed interest rates and was not exposed to market risk from rate changes. In March 2011, we amended the covenants of the variable rate property note secured by our Red Lion Bellevue and Red Lion Templins locations. We amended the terms to modify our total leverage ratio, senior leverage ratio and minimum debt service coverage ratio. The interest rate on the $12.1 million outstanding under that note is now based on prime rate plus 0.075%. Outside of this change, we do not foresee any other changes of significance in our exposure to fluctuations in interest rates, although we will continue to manage our exposure to this risk by monitoring available financing alternatives.
     The table below shows (in thousands) the principal amounts of the debt obligations on our consolidated balance sheet at June 30, 2011, that are payable during the last six months of 2011, during each of the years 2012 through 2015 and thereafter. During the first six months of 2011, recurring scheduled principal payments of $1.7 million were made that were included as debt obligations at December 31, 2010.

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Total debt	$23,618	$12,999	$38,878	$—	$—	$—	$75,495	$75,642
Average interest rate							7.5%

Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$31,411
Average interest rate							9.5%
Item 4. Controls and Procedures
     As of June 30, 2011, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.
     There were no changes in internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the first six months of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     At any given time, we are subject to claims and actions incidental to the operation of our business. While the outcome of these proceedings cannot be predicted, it is the opinion of management that none of such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations. See Note 13 of Condensed Notes to Consolidated Financial Statements.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.

Item 6. Exhibits
Index to Exhibits

Exhibit
Number	Description

10.1	Agreement to Purchase Hotel between WHC809, LLC and LCP Seattle, LLC

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14(b)

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14(b)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Lion Hotels Corporation Registrant

	Signature	Title	Date

By:	/s/ Jon E. Eliassen Jon E. Eliassen	President and Chief Executive Officer (Principal Executive Officer)	August 8, 2011

By:	/s/ Dan R. Jackson Dan R. Jackson	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	August 8, 2011

By:	/s/ Sandra J. Heffernan Sandra J. Heffernan	Vice President, Corporate Controller (Principal Accounting Officer)	August 8, 2011