Form 10-Q
period 2011-09-30
Red Lion Hotels CORP
filed 2011-11-08
CIK 1052595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

As of October 27, 2011, there were 19,113,698 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item1.	Financial Statements

RED LION HOTELS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

September 30, 2011 and December 31, 2010

	September 30,	December 31,
	2011	2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$46,036	$4,012
Restricted cash	4,817	4,120
Accounts receivable, net	8,167	5,985
Inventories	1,403	1,328
Prepaid expenses and other	2,928	1,937
Assets held for sale	7,663	—

Total current assets	71,014	17,382

Property and equipment, net	227,433	272,030
Goodwill	22,749	28,042
Intangible assets, net	7,949	7,984
Other assets, net	6,344	6,044

Total assets	$335,489	$331,482

LIABILITIES
Current liabilities:
Accounts payable	$5,395	$7,146
Income taxes payable	418	$—
Accrued payroll and related benefits	3,756	4,367
Accrued interest payable	251	276
Advance deposits	453	487
Other accrued expenses	11,026	10,178
Revolving credit facility, due within one year	—	18,000
Current portion of long-term debt	8,375	25,275

Total current liabilities	29,674	65,729

Long-term debt, due after one year	67,208	51,877
Deferred income	4,767	4,859
Deferred income taxes	16,898	7,427
Debentures due Red Lion Hotels Capital Trust	30,825	30,825

Total liabilities	149,372	160,717

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Red Lion Hotels Corporation stockholders’ equity
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 19,094,948 and 18,869,254 shares issued and outstanding	191	189
Additional paid-in capital, common stock	148,358	146,834
Retained earnings	37,502	23,737

Total Red Lion Hotels Corporation stockholders’ equity	186,051	170,760
Noncontrolling interest	66	5

Total equity	186,117	170,765

Total liabilities and stockholders’ equity	$335,489	$331,482

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2011 and 2010

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Revenue:
Hotels	$42,928	$46,221	$112,362	$115,473
Franchise	1,218	999	2,870	2,446
Entertainment	1,499	2,048	8,940	6,866
Other	567	575	1,692	1,815

Total revenues	46,212	49,843	125,864	126,600

Operating expenses:
Hotels	31,448	31,652	89,230	86,864
Franchise	1,178	789	3,142	2,177
Entertainment	1,484	1,545	8,236	5,544
Other	383	438	1,209	1,275
Depreciation and amortization	4,430	5,216	14,493	15,590
Hotel facility and land lease	2,174	1,987	6,473	5,512
Impairment charge	2,156	—	2,156	—
Loss (gain) on asset dispositions, net	(115)	(118)	(33,698)	(273)
Undistributed corporate expenses	1,457	1,431	4,355	5,237

Total expenses	44,595	42,940	95,596	121,926

Operating income (loss)	1,617	6,903	30,268	4,674
Other income (expense):
Interest expense	(1,997)	(2,282)	(6,570)	(6,832)
Other income, net	28	265	414	312

Income (loss) before taxes	(352)	4,886	24,112	(1,846)
Income tax expense (benefit)	(223)	1,729	10,251	(843)

Net income (loss) from continuing operations	(129)	3,157	13,861	(1,003)

Discontinued operations
Income (loss) from discontinued business units, net of income tax (benefit) expense of $0 and ($36) for the three months ended and $0 and $(181) for the nine months ended September 30, 2011 and 2010 respectively	—	(68)	—	(351)
Income (loss) on disposal of discontinued business units, net of income tax (benefit) expense of $0 and ($20) for the three months ended and $0 and $(20) for the nine months ended September 30, 2011 and 2010 respectively	—	(38)	—	(38)

Net income (loss) from discontinued operations	—	(106)	—	(389)

Net income (loss)	(129)	3,051	13,861	(1,392)
Less: Net income or loss attributable to noncontrolling interest	7	(7)	(96)	3

Net income (loss) attributable to Red Lion Hotels Corporation	$(122)	$3,044	$13,765	$(1,389)

Earnings per share - basic
Net income (loss) from continuing operations	$(0.01)	$0.17	$0.73	$(0.05)
Net income (loss) from discontinued operations	$—	$(0.01)	$—	$(0.02)
Net income (loss) attributable to Red Lion Hotels Corporation	$(0.01)	$0.16	$0.72	$(0.07)
Weighted average shares -basic	19,089	18,514	19,029	18,402
Earnings per share - diluted
Net income (loss) from continuing operations	$(0.01)	$0.17	$0.72	$(0.05)
Net income (loss) from discontinued operations	$—	$(0.01)	$—	$(0.02)
Net income (loss) attributable to Red Lion Hotels Corporation	$(0.01)	$0.16	$0.72	$(0.07)
Weighted average shares - diluted	19,089	18,710	19,170	18,402

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30, 2011 and 2010

	Nine months ended September 30,
	2011	2010
	(In thousands)
Operating activities:
Net income (loss)	$13,861	$(1,392)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,493	15,624
Gain on disposition of property, equipment and other assets, net	(33,698)	(273)
Impairment charge	2,156	58
Deferred income tax provision (benefit)	9,536	(1,254)
Equity in investments	36	11
Stock based compensation expense	959	1,341
Provision for doubtful accounts	159	196
Change in current assets and liabilities:
Restricted cash	(1,373)	(1,842)
Accounts receivable	(1,665)	(2,171)
Inventories	(113)	21
Prepaid expenses and other	(991)	680
Accounts payable	(1,751)	3,490
Income taxes payable	418	—
Accrued payroll and related benefits	(611)	1,252
Accrued interest payable	(25)	(55)
Deferred income	275	—
Other accrued expenses and advance deposits	798	2,713

Net cash (used in) provided by operating activities	2,464	18,399

Investing activities:
Purchases of property and equipment	(7,260)	(7,902)
Proceeds from disposition of property and equipment	68,343	100
Advances to Red Lion Hotels Capital Trust	(27)	(27)
Other, net	(732)	395

Net cash (used in) provided by investing activities	60,324	(7,434)

Financing activities:
Borrowings on revolving credit facility	10,000	10,500
Borrowings on long-term debt	18,042	—
Repayment of revolving credit facility	—	(20,500)
Retirement of revolving credit facility	(28,000)	—
Repayment of long-term debt	(19,611)	(2,358)
Distribution to operating partnership unit holders	(35)	—
Proceeds from stock options exercised	513	800
Proceeds from issuance of common stock under employee stock purchase plan	129	130
Additions to deferred financing costs	(1,662)	(292)
Common stock redeemed	(140)	(84)

Net cash (used in) provided by financing activities	(20,764)	(11,804)

Net change in cash from operating activities of discontinued operations	—	4

Change in cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	42,024	(835)
Cash and cash equivalents at beginning of period	4,012	3,881

Cash and cash equivalents at end of period	$46,036	$3,046

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Income taxes	$256	$—
Interest on long-term debt	$6,587	$6,777
Cash received during periods for:
Income taxes	$—	$672
Noncash operating, investing and financing activities:
Tax effect on conversion of equity	$65	$—
Reclassification of property and other assets to assets held for sale	$7,663	$—
Reclassification of restricted cash to accounts receivable	$676	$—
Conversion of accounts receivable to note receivable	$—	$377

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Red Lion Hotels Corporation (“Red Lion” or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale full, select and limited service hotels under the Red Lion brand. As of September 30, 2011, the Red Lion system of hotels was comprised of 44 hotels located in eight states and one Canadian province, with 8,457 rooms and 424,387 square feet of meeting space. As of that date, the Company operated 30 hotels, of which 18 are wholly owned and 12 are leased, and the Company franchised 14 hotels that were owned and operated by various third-party franchisees.

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

The Company was incorporated in the state of Washington in April 1978, and until 1999 operated hotels under various brand names including Cavanaughs Hotels. In 1999, the Company acquired WestCoast Hotels, Inc., and rebranded its Cavanaugh’s hotels to the WestCoast brand - changing the Company’s name to WestCoast Hospitality Corporation. In 2001, the Company acquired Red Lion Hotels, Inc. In September 2005, after rebranding most of its WestCoast hotels to the Red Lion brand, the Company changed its name to Red Lion Hotels Corporation. The financial statements encompass the accounts of Red Lion Hotels Corporation and all of its consolidated subsidiaries, including its 100% ownership of Red Lion Hotels Holdings, Inc., and Red Lion Hotels Franchising, Inc., and its approximately 99% ownership of Red Lion Hotels Limited Partnership (“RLHLP”). The 1% noncontrolling interest in RLHLP has been classified as a component of equity separate from equity of Red Lion Hotels Corporation.

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

In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the consolidated financial position of the Company at September 30, 2011, the consolidated results of operations for the three and nine months ended September 30, 2011 and 2010, and the consolidated cash flows for the nine months ended September 30, 2011 and 2010. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.

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

As of September 30, 2011 the Company had long term debt of $8.4 million maturing within one year. The Company is in compliance with its debt covenants and believes it has adequate liquidity to repay this debt when due.

The Company may seek to raise additional funds through sale of assets, public or private financings, strategic relationships or other arrangements. The Company cannot assure that such funds, if needed, will be available on terms attractive to it, or at all. Furthermore, any additional equity financings may be dilutive to shareholders and debt financing, if available, may involve covenants that place substantial restrictions on the Company’s business. The Company’s failure to raise capital as and when needed could have a material adverse impact on its financial condition and its ability to pursue business strategies.

4. Property and Equipment

Property and equipment used in continuing operations is summarized as follows (in thousands):

	September 30, 2011	December 31, 2010
Buildings and equipment	$253,084	$301,766
Furniture and fixtures	43,568	47,316
Landscaping and land improvements	9,429	9,821

	306,081	358,903
Less accumulated depreciation and amortization	(141,318)	(153,373)

	164,763	205,530
Land	57,141	63,581
Construction in progress	5,529	2,919

	$227,433	$272,030

During the first quarter of 2011, the Company determined that two of its properties, the Red Lion Hotel on Fifth Avenue in Seattle, Washington (“Seattle property”), and the Red Lion Colonial Hotel in Helena, Montana (“Helena property”), met the criteria to be classified as assets held for sale. During the second quarter the Company completed the sale of the Seattle property. See Note 6 for further details.

5. Goodwill and Intangibles

Under generally accepted accounting principles, when a portion of a reporting unit is disposed of, a company must allocate a portion of the reporting unit’s goodwill to the disposal. In the second quarter, the Company completed the sale of its Seattle property to a third party for $71 million. The Company completed an evaluation of its goodwill allocated to the hotel reporting unit during the quarter and determined that $4.7 million of the $19.5 million allocated to the reporting unit should be disposed of as part of the sale of the Seattle property. This disposal amount of $4.7 million is included in the basis for the $33.5 million pretax gain on the sale of the Seattle property. See Note 6 for further details.

During the quarter ended September 30, 2011, the Company lowered the sale price of the Helena property, which is listed as an asset held for sale. The Company was required to adjust the carrying value of the property including allocable goodwill as a result of the lower sale price. This resulted in the impairment of the $0.6 million of goodwill allocated to the property. See Note 6 for further details.

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

During the first quarter of 2011, the Company determined that two of its hotel properties, the Seattle property and the Helena property, met the criteria to be classified as assets held for sale, but did not meet the criteria for treatment as discontinued operations as the Company anticipates that it will maintain significant continuing involvement either through a management or franchise agreement. During the second quarter the Company completed the sale of the Seattle property to a third party for $71 million. The Company entered into a franchise license agreement with the buyers of the property, thus discontinued operations treatment was not appropriate. The Company recognized a pretax gain on the sale of $33.5 million. Approximately $6.1 million of the taxable gain attributable to the sale of the property is expected to be deferred.

The Company plans to sell the Helena property within one year and anticipates that it will maintain significant continuing involvement in it, either through a management or franchise agreement. The Helena, Montana property remains classified as held for sale in the accompanying condensed consolidated balance sheet. The assets classified as assets held for sale on the consolidated balance sheet as of September 30, 2011 are detailed in the table below.

September 30, 2011
Buildings and equipment	$7,422
Furniture and fixtures	1,367
Landscaping and land improvements	101

8,890
Less accumulated depreciation and amortization	(4,378)

4,512
Land	3,145
Construction in progress	6

Assets held for sale	$7,663

During the quarter ended September 30, 2011 the Company lowered the sale price of the Helena property to $7.9 million. In accordance with the guidance for the impairment or disposal of long-lived assets, long-lived assets held for sale with a carrying amount of $9.8 million were written down to their fair value of $7.9 million, less cost to sell of $0.2 million, resulting in an impairment charge taken during the quarter of $2.2 million. Included in the carrying amount of $9.8 million was $0.6 million of goodwill allocated to the property.

As shown in the table below (in thousands), the Company used Level 3 inputs for its analysis. These inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset based on the best information available in the circumstances.

Description	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Long-lived assets held and used	$7,663	$—	$—	$7,663	$(1,570)
Goodwill	—	—	—	—	(586)

Long-lived assets held for sale	$7,663	$—	$—	$7,663	$(2,156)

7. Credit Facility and Long Term Debt

During the second quarter of 2011 the Company retired its credit facility using a portion of the proceeds from the sale of the Seattle property, which secured the facility. The facility had an expiration date in September 2011.

On September 12, 2011, the Company expanded its existing term loan agreement with Wells Fargo Bank, National Association (“Wells Fargo”). The term loan, the outstanding principal on which was approximately $12.0 million, was increased to $30 million. The additional advance of approximately $18.0 million was used to pay off maturing debt aggregating $17.4 million and to pay expenses in connection with the transaction, including a $225,000 commitment fee, resulting in net cash proceeds to the Company of approximately $443,000. Principal payments of $500,000 are required on the loan on December 31, 2011 and on the last day of each calendar quarter thereafter. Additional principal payments will be required on the term loan if a property securing the facility is sold or the Company raises new equity. In the case of a property sale, the additional payment required will be the greater of (i) 50% of the net proceeds from the sale, or (ii) 50% of the appraised market value of the property being sold. In the case of an equity issue, the additional payment required will be 50% of the net equity proceeds raised. All remaining unpaid amounts will be due on March 31, 2013.

Under the facility with Wells Fargo, in addition to the $30 million term loan revolving line of credit for up to $10 million for general corporate purposes became available on October 13, 2011.

Interest under the term loan and revolving line of credit is payable at the Company’s option (i) at a fluctuating rate 2% above a base rate in effect from time to time, or (ii) at a rate 4.5% above LIBOR (under one, three or six month terms). The interest rate on the outstanding balance at September 30, 2011 was 5.25%.

The Company’s obligations under the $40 million facility are (i) guaranteed by its subsidiaries Red Lion Hotels Limited Partnership, Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Holdings, Inc., (ii) secured by its accounts receivable and inventory, and (iii) further collateralized by its owned hotel properties in Bellevue, Spokane and Olympia, Washington, in Post Falls and Pocatello, Idaho and in Kalispell and Helena, Montana and Aurora, Colorado. On November 2, 2011, the Company purchased 10 hotels formerly leased from iStar Financial Inc. See Note 16 for further details. These included hotels in Bend, Coos Bay and Medford, Oregon, Boise, Idaho, Kelso and Wenatchee, Washington, and Sacramento, California, which the Company has agreed to offer to Wells Fargo as additional collateral for the facility.

The credit facility requires the Company to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage and to debt service and loan commitment coverage. It also includes customary events of default. The facility expires on March 31, 2013.

The Company had other debt totaling $5.0 million that matured in October of 2011 and was therefore classified as a current liability on the Company’s balance sheet at September 30, 2011. This debt was retired on October 11, 2011, using cash reserves. See Note 16 for further details. The Company also has another $40.5 million in fixed rate notes collateralized by individual properties and $30.8 million in the form of trust preferred securities. The Company is currently exploring options to address maturing debts and supplement working capital.

8. Business Segments

As of September 30, 2011 and December 31, 2010, the Company had three operating segments – hotels, franchise and entertainment. The “other” segment consists primarily of a retail mall and miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense and income taxes; therefore, they have not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues. Selected information with respect to continuing operations is provided below (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Hotels	$42,928	$46,221	$112,362	$115,473
Franchise	1,218	999	2,870	2,446
Entertainment	1,499	2,048	8,940	6,866
Other	567	575	1,692	1,815

	$46,212	$49,843	$125,864	$126,600

Operating income (loss):
Hotels	$3,609	$8,383	$36,651	$10,055
Franchise	(224)	(97)	(1,115)	(224)
Entertainment	(62)	416	464	1,049
Other	(1,706)	(1,799)	(5,732)	(6,206)

	$1,617	$6,903	$30,268	$4,674

	September 30, 2011	December 31, 2010
Identifiable assets:
Hotels	$256,066	$292,436
Franchise	10,140	9,811
Entertainment	4,573	5,115
Other	64,710	24,120

	$335,489	$331,482

9. Net Income (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator - basic and diluted:
Net income (loss) from continuing operations	$(129)	$3,157	$13,861	$(1,003)
Net income (loss) from discontinued operations	$—	$(106)	$—	$(389)
Less: Net income or loss attributable to noncontrolling interest	$7	$(7)	$(96)	$3
Net income (loss) attributable to Red Lion Hotels Corporation	$(122)	$3,044	$13,765	$(1,389)
Denominator:
Weighted average shares - basic	19,089	18,514	19,029	18,402
Weighted average shares - diluted	19,089	18,710	19,170	18,402
Net income (loss) per share from continuing operations
Basic	$(0.01)	$0.17	$0.73	$(0.05)
Diluted	$(0.01)	$0.17	$0.72	$(0.05)
Net Income (loss) per share from discontinued operations
Basic	$—	$(0.01)	$—	$(0.02)
Diluted	$—	$(0.01)	$—	$(0.02)
Net Income (loss) per share attributable to Red Lion Hotels Corporation:
Basic	$(0.01)	$0.16	$0.72	$(0.07)
Diluted	$(0.01)	$0.16	$0.72	$(0.07)

Due to the loss for the three months ended September 30, 2011, all of the 333,551 options to purchase common shares, the 300,027 restricted stock units and the 44,837 convertible operating partnership units of RLHLP (“OP units”), outstanding as of that date were considered antidilutive. For the three months ended September 30, 2010, 683,159 of the 793,083 options to purchase common shares outstanding were antidilutive, as were 186,928 of the 229,547 restricted stock units outstanding as of that date.

For the nine months ended September 30, 2011, 294,702 of the 333,551 options to purchase common shares outstanding as of that date were considered antidilutive, as were 213,294 of the 300,027 restricted stock units outstanding. In addition, 29,891 OP units were considered antidilutive for the period. Due to the loss for the nine months ended September 30, 2010, all of the 793,083 options to purchase common shares, the 229,547 restricted stock units and the 44,837 OP units outstanding as of that date were considered antidilutive.

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

At September 30, 2011, the Company was not able to reliably estimate the full year effective tax rate. Accordingly, the Company has recognized interim income tax expense or benefit using the discrete method based on actual results for the three and nine months ended September 30, 2011. The difference in the effective tax rate of 42.7% at September 30, 2011 from the statutory rate of 34.0% is primarily driven by the impact of state income taxes, federal tax credits, non-deductible expenses and goodwill written off related to the sale of the Company’s Seattle property during the second quarter and the impairment in the third quarter due to the reduction in the sale price of its Helena property. See Note 6 for further details.

Based on the Company’s current assessment of future taxable income, including scheduling of the reversal of taxable temporary differences, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize its recorded deferred tax assets, and therefore the Company did not record a valuation allowance against its deferred tax assets as of September 30, 2011.

11. Stock Based Compensation

The 2006 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by the shareholders of the Company and allows awards of 2.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of September 30, 2011, there were 1,008,781 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.

In the first nine months of 2011, the Company recognized approximately $0.1 million in compensation expense related to options, compared to $0.3 million during the same period in 2010. As outstanding options vest, the Company expects to recognize approximately $60,000 in additional compensation expense, before the impact of income taxes, over a weighted average period of 13 months, including $21,000 during the remaining three months of 2011.

A summary of stock option activity for the nine months ended September 30, 2011, is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2011	478,047	$7.62
Options granted	—	$—
Options exercised	(100,652)	$5.10
Options forfeited	(43,844)	$10.58

Balance, September 30, 2011	333,551	$7.99

Exercisable, September 30, 2011	296,301	$7.92

Additional information regarding stock options outstanding and exercisable as of September 30, 2011, is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
$5.10 - $6.07	125,679	1.50	2011-2014	$5.57	$143,251	125,679	$5.57	$143,251
$7.10 - $7.80	27,864	4.81	2011-2020	7.39	—	23,467	7.44	—
$8.74 - $8.80	132,194	6.59	2011-2018	8.76	—	99,341	8.76	—
$12.21-$13.00	47,814	5.39	2016-2017	12.61	—	47,814	12.61	—

	333,551	4.35	2011-2020	$7.99	$143,251	296,301	$7.92	$143,251

(1)	The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been available to be exercised on the last trading day of the first nine months of 2011, or September 30, 2011, based upon the Company’s closing stock price of $6.71.

As of September 30, 2011 and 2010, there were 300,027 and 229,547 unvested restricted stock units outstanding, respectively. Since the Company began issuing restricted stock units, approximately 12.1% of total units granted have been forfeited. In the third quarter and first nine months of 2011, the Company recognized approximately $0.2 million and $0.4 million, respectively, in compensation expense related to restricted stock units compared to $0.1 million and $0.6 million, respectively, in the comparable periods in 2010. The 2010 expense reflects $0.4 million recorded upon the separation of the Company’s former President and Chief Executive Officer. As the restricted stock units vest, the Company expects to recognize approximately $1.9 million in additional compensation expense over a weighted average period of 36 months, including $0.2 million during the remainder of 2011.

A summary of restricted stock unit activity for the nine months ended September 30, 2011, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2011	220,816	$6.40
Granted	168,398	$7.97
Vested	(65,088)	$5.35
Forfeited	(24,099)	$7.12

Balance, September 30, 2011	300,027	$7.22

In January 2008, the Company adopted the 2008 employee stock purchase plan (the “2008 ESPP”) upon the expiration of its previous plan. Under the 2008 ESPP, a total of 300,000 shares of common stock are authorized for purchase by eligible employees at a discount through payroll deductions. No employee may purchase more than $25,000 worth of shares in any calendar year, or more than 10,000 shares during any six-month purchase period under the plan. As allowed under the 2008 ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. In January and July 2011, there were 12,606 and 9,776 shares, respectively, issued to participants under the terms of the plan.

12. Fair Value of Financial Instruments

Estimated fair values of financial instruments (in thousands) are shown in the table below. The carrying amounts for cash and cash equivalents, accounts receivable and current liabilities are reasonable estimates of their fair values. The fair value of long-term debt is estimated based on the discounted value of contractual cash flows using the estimated rates currently offered for debt with similar remaining maturities. The debentures are valued at the closing price on September 30, 2011, of the underlying trust preferred securities on the New York Stock Exchange.

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents and restricted cash	$50,853	$50,853	$8,132	$8,132
Accounts receivable	$8,167	$8,167	$5,985	$5,985
Financial liabilities:
Current liabilities, excluding debt	$21,299	$21,299	$22,454	$22,454
Total debt	$75,583	$74,898	$95,152	$95,400
Debentures	$30,825	$30,837	$30,825	$31,279

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

14. Discontinued Operations

During the third quarter of 2010, the Company concluded that its leased hotel in Astoria, Oregon had reached the end of its useful life. Accordingly, the operations of this hotel were classified as discontinued operations in the Company’s financial statements. The Company segregated the operating results of this hotel from continuing operations on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2011 and any comparable periods presented. During the first quarter of 2011, the Company terminated the lease with the Port of Astoria. At September 30, 2011 and December 31, 2010, there were no remaining assets or liabilities of this hotel to report on the Company’s consolidated balance sheets.

The following table summarizes results of discontinued operations for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues	$—	$—	$—	$—
Operating expenses		(97)		(498)
Depreciation and amortization		(7)		(34)
Income tax benefit (expense)		36		181

Net income (loss) from operations	—	(68)	—	(351)
Loss on disposal of discontinued business units	—	(58)	—	(58)
Income tax benefit		20		20

Net loss on disposal of discontinued business units	—	(38)	—	(38)

Net income (loss) from discontinued operations	$—	$(106)	$—	$(389)

15. Recent Accounting Pronouncements

Intangibles-Goodwill and Other — In September 2011, the FASB released Accounting Standards Update No. 2011-08. Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt this standard and it will not have a material impact on disclosures used in the consolidated financial statements.

16. Subsequent Events

On October 10, 2011, the Company signed a franchise agreement for a hotel in Grants, New Mexico. The property is owned by Positive Investments, Inc., which owns two recently announced Red Lion franchises in Farmington and Gallup, New Mexico, as well as the Red Lion Hotel Oakland International Airport in Oakland, California.

On October 11, 2011 the Company retired the $5.0 million in maturing debt secured by the Helena property.

On October 13, 2011, the Company completed its $40 million credit facility with Wells Fargo Bank making available up to $10 million on a revolving line, in addition to $30 million in term debt obtained in September 2011. The $10 million revolving line of credit with Wells Fargo is currently unused.

The Company’s obligations under the $40 million facility are (i) guaranteed by its subsidiaries Red Lion Hotels Limited Partnership, Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Holdings, Inc., (ii) secured by its accounts receivable and inventory, and (iii) further collateralized by its owned hotel properties in Bellevue, Spokane and Olympia, Washington, in Post Falls and Pocatello, Idaho and in Kalispell and Helena Montana and Aurora, Colorado. On November 2, 2011 the Company purchased 10 hotels formerly leased from iStar Financial Inc. See below for further details. These included hotels in Bend, Coos Bay and Medford, Oregon, Boise, Idaho, Kelso and Wenatchee, Washington, and Sacramento, California, which the Company has agreed to offer to Wells Fargo as additional collateral for the facility.

On November 2, 2011, the Company purchased for $37 million, 10 hotels, formerly leased from iStar Financial Inc. (“iStar”) under a master lease. These and certain other hotels under the master lease were controlled by iStar through an agreement made by a previous owner of Red Lion Hotels. The hotels purchased in the iStar agreement include: Red Lion Hotel Boise Downtowner; Red Lion Inn Missoula; Red Lion Inn Bend; Red Lion Hotel Coos Bay; Red Lion Hotel Eugene; Red Lion Hotel Medford; Red Lion Hotel Pendleton; Red Lion Hotel Kelso/Longview; Red Lion Hotel Wenatchee; and Red Lion Hotel Sacramento at Arden Village. The Red Lion Hotel Vancouver at the Quay in Washington will remain leased under a new lease with iStar as the future of the property depends on the progress of the Columbia River Crossing bridge project, which at some point might result in the right of way acquisition of the hotel. The Company was leasing five additional properties under the master lease, which it had subleased to Doubletree DTWC Corporation. This Company assigned this sublease to an affiliate of iStar as part of the transaction.

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

Introduction

We are a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale full, select and limited service hotels under our proprietary Red Lion brand. Established over 30 years ago, the Red Lion brand is nationally recognized and particularly well known in the western United States, where all of our hotels are located. The Red Lion brand is typically associated with mid-scale full and select service hotels.

The discussion and information given below excludes the results related to our formerly leased hotel in Astoria, Oregon. The results related to the Astoria hotel have been segregated from continuing operations and reflected as discontinued operations for all periods presented. See Note 14 of Condensed Notes to Consolidated Financial Statements.

As of September 30, 2011, our hotel system contained 44 hotels located in eight states and one Canadian province, with 8,457 rooms and 424,387 square feet of meeting space as provided below.

	Hotels	Total Available Rooms	Meeting Space (sq. ft.)
Owned and Leased Hotels	30	5,824	290,766
Franchised Hotels	14	2,633	133,621

Total Red Lion Hotels	44	8,457	424,387

With the recent announcement of three franchised properties in New Mexico with an additional 444 rooms, our system of hotels will now be located in nine states.

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

Executive Summary

Our company strategy is to grow the Red Lion brand and our profitability through (1) improvement and leverage of existing assets to grow the business; (2) sales and marketing initiatives; and (3) franchising. We have embarked on a program of strategic asset sales to unlock real estate value contained in certain properties by means of selective reductions in asset ownership. We successfully completed the sale of our Red Lion Hotel on Fifth Avenue in Seattle, Washington (“Seattle property”) for $71 million during the second quarter of 2011. We are currently marketing our Red Lion Colonial Hotel in Helena, Montana (“Helena property”) with the expectation of retaining management and/or franchise rights. We also signed two new franchise agreements during the third quarter of 2011 and another in October 2011.

We plan to use the majority of net proceeds from specific asset sales to reduce debt and improve working capital. This restructuring of our balance sheet should create the financial flexibility necessary to refinance and reposition our remaining hotel properties and to position us for strategic growth opportunities and investment in current asset ownership.

Our hotel operational strategy is to improve the mix of sales contribution from group and higher-rated transient business, through revenue management and strategic sales deployment. We have added resources, both technological and human capital, in these areas at all levels of the organization to expand our local and national reach in an effort to accomplish this objective. During the first nine months of 2011, we saw increases in higher rated transient business as a result of this focus. These increases have allowed our hotel operations to achieve positive RevPAR growth in spite of declines in citywide group business, flight schedule changes from major airlines, and spending slowdowns in all government connected demand segments as a result of funding cut-backs.

We believe that conditions in the specific markets in which we operate will continue to be challenging through the remainder of the calendar year. While our goal is to deliver bottom line profitability through the above described initiatives, there can be no assurance that our results of operations will be similar to our results reported in prior stabilized years.

For our owned and leased properties, RevPAR increased 3.5% in the third quarter of 2011 from the third quarter of 2010 and 3.3% in the first nine months of 2011 compared to the same period in 2010. Occupancy increased 210 basis points in the third quarter of 2011 from the third quarter of 2010. Year to date occupancy increased 170 basis points versus the same period in the prior year. ADR was up 0.3% in the third quarter of 2011 versus the third quarter of 2010, to $87.21 from $86.95, and increased 0.5% in the first nine months of 2011 as compared to the first nine months of 2010. Average occupancy, ADR and RevPAR statistics are provided below on a comparable basis. Comparable hotels are defined as properties whose operations are included in the consolidated results for the entirety of the reporting periods being compared. The Seattle property is excluded from the owned and leased hotel statistics and is included in the franchised hotel statistics below for all periods presented, because we sold the hotel in June 2011 and maintained a franchise agreement.

	For the three months ended September 30,						For the nine months ended September 30,
	2011			2010			2011			2010
	Average (1) Occupancy	ADR (2)	RevPAR (3)	Average (1) Occupancy	ADR (2)	RevPAR (3)	Average (1) Occupancy	ADR (2)	RevPAR (3)	Average (1) Occupancy	ADR (2)	RevPAR (3)
Owned and Leased Hotels	71.3%	$87.21	$62.22	69.2%	$86.95	$60.14	60.1%	$82.95	$49.85	58.4%	$82.56	$48.26
Franchised Hotels	78.1%	$89.98	$70.31	74.3%	$90.51	$67.26	67.4%	$86.73	$58.45	62.4%	$87.87	$54.81

Total Red Lion Hotels	73.1%	$87.99	$64.36	70.5%	$87.95	$62.03	62.0%	$84.04	$52.13	59.5%	$84.03	$49.99

Change from prior comparative period:
Owned and Leased Hotels	2.1	0.3%	3.5%				1.7	0.5%	3.3%
Franchised Hotels	3.8	-0.6%	4.5%				5.0	-1.3%	6.6%

Total Red Lion Hotels	2.6	0.0%	3.8%				2.5	0.0%	4.3%

(1)	Average occupancy represents total paid rooms divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period and includes rooms taken out of service for renovation.
(2)	Average daily rate (“ADR”) represents total room revenues divided by the total number of paid rooms occupied by hotel guests.
(3)	Revenue per available room (“RevPAR”) represents total room and related revenues divided by total available rooms.

Results of Operations

Our reported numbers for the interim and year to date periods presented in this report reflect results of our Seattle property for the full third quarter and nine months ended September 30, 2010, but not the third quarter of 2011 and not the full nine months ended September 30, 2011, as the sale of that property closed on June 14, 2011. In order to help investors distinguish true results from operations versus changes due to the sale of the Seattle property, we will discuss operating results as reported and also discuss certain operating results for the periods included in this report on a comparable hotel basis. As mentioned above, comparable hotels are properties that are owned or leased by us and the operations of which are included in the consolidated results for the entirety of the reporting periods being compared.

During the third quarter of 2011 and 2010, we reported a net loss from continuing operations of $0.1 million or $0.01 per basic share and $3.2 million net income or $0.17 per diluted share, respectively. The Seattle property generated net income of $1.4 million in Q3, 2010 driving a large portion of this variance. An additional $2.2 million of the variance is driven by an impairment charge recorded in the third quarter of 2011 due to a reduction in the estimated fair value less costs to sell our Helena property. For the third quarter of 2011, total revenue decreased $3.6 million to $46.2 million when compared to the third quarter of 2010. The Seattle property contributed $4.5 million of revenue in the third quarter of 2010. Operating expenses in the third quarter of 2011 were $44.6 million compared to operating expenses of $42.9 million in the third quarter of 2010. The Seattle property’s operating expenses in the third quarter of 2010 were $2.6 million. The year over year increase in expenses is driven by higher lease, energy, maintenance and labor costs and the $2.2 million impairment charge on our Helena property. For the third quarter of 2011, earnings before interest, taxes, depreciation and amortization (“EBITDA”) from continuing operations before special items was $8.2 million excluding the $2.2 million impairment charge on the Helena property compared to $12.4 million for the third quarter of 2010, which included EBITDA of $1.9 million from our Seattle property. EBITDA from continuing operations before special items can be found in a separate table below.

For the first nine months of 2011, we reported net income from continuing operations of $13.9 million or $0.72 per diluted share compared to a net loss from continuing operations for the same period in 2010 of $1.0 million or $0.05 per basic share. The sale of our Seattle property generated a gain of $33.5 million, which is the main driver of the year over year increase in net income from continuing operations. Revenue for the first nine months of 2011 decreased $0.7 million from the first nine months of 2010. The Seattle property contributed $11.1 million of revenue in the prior year period versus $6.0 million in the current year period due to the sale on June 14, 2011. Our entertainment segment generated $2.1 million more revenue in the nine months ended September 30, 2011 than in the prior year period due to the varying timing and mix of shows. Operating expenses for the first nine months of 2011were $129.1 million excluding the impact of the $33.5 million gain on the sale of the Seattle property, compared to operating expenses of $121.9 million for the first nine months of 2010. The increase in expenses is driven by an impairment charge in the third quarter of 2011 related to our Helena property, higher costs in the entertainment segment and higher lease, energy, maintenance and labor costs. For the first nine months of 2011, EBITDA from continuing operations before special items was $13.7 million, excluding the $33.5 million gain on the sale of the Seattle property and the $2.2 million impairment charge on our Helena property, compared to $21.8 million for the first nine months of 2010. The $21.8 million excludes a $1.2 million charge related to the departure of our former President and Chief Executive Officer. EBITDA from continuing operations before special items can be found in a separate table below.

A summary of our consolidated statements of operations is provided below (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Total revenue	$46,212	$49,843	$125,864	$126,600
Operating expenses	44,595	42,940	95,596	121,926

Operating income (loss)	1,617	6,903	30,268	4,674
Other income (expense):
Interest expense	(1,997)	(2,282)	(6,570)	(6,832)
Other income, net	28	265	414	312

Income (loss) before taxes	(352)	4,886	24,112	(1,846)
Income tax expense (benefit)	(223)	1,729	10,251	(843)

Net Income (loss) from continuing operations	(129)	3,157	13,861	(1,003)
Discontinued operations:
Income (loss) from discontinued business units, net of income tax (benefit) expense of $0 and $(36) for the three months ended and $0 and $(181) for the nine months ended September 30, 2011 and 2010, respectively	—	(68)	—	(351)
Loss on disposal of discontinued business units, net of income tax (benefit) expense of $0 and $(20) for the three months ended and $0 and $(20) for the nine months ended September 30, 2011 and 2010, respectively	—	(38)	—	(38)

Net income (loss) from discontinued operations	—	(106)	—	(389)

Net income (loss)	(129)	3,051	13,861	(1,392)
Less: Net income or loss attributable to noncontrolling interest	7	(7)	(96)	3

Net income (loss) attributable to Red Lion Hotels Corporation	$(122)	$3,044	$13,765	$(1,389)

EBITDA	$6,082	$12,221	$45,079	$20,021
EBITDA as a percentage of revenues	13.2%	24.5%	35.8%	15.8%
EBITDA from continuing operations	$6,082	$12,377	$45,079	$20,579
EBITDA from continuing operations as a percentage of revenues	13.2%	24.8%	35.8%	16.3%

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

The following is a reconciliation of EBITDA to net income (loss) attributable to Red Lion Hotels Corporation for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
EBITDA	$6,082	$12,221	$45,079	$20,021
Income tax (expense) benefit	223	(1,674)	(10,251)	1,046
Interest expense	(1,997)	(2,282)	(6,570)	(6,832)
Depreciation and amortization	(4,430)	(5,221)	(14,493)	(15,624)
Net income (loss) attributable to Red Lion

Hotels Corporation	$(122)	$3,044	$13,765	$(1,389)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
EBITDA from continuing operations	$6,082	$12,377	$45,079	$20,579
Income tax (expense) benefit	223	(1,729)	(10,251)	843
Interest expense	(1,997)	(2,282)	(6,570)	(6,832)
Depreciation and amortization	(4,430)	(5,216)	(14,493)	(15,590)
Discontinued operations, net of tax	—	(106)	—	(389)
Net income (loss) attributable to Red Lion

Hotels Corporation	$(122)	$3,044	$13,765	$(1,389)

During the second quarter 2011, we recorded a $33.5 million gain from the sale of our Red Lion Hotel on Fifth Avenue in Seattle, Washington. During the third quarter of 2011, we recorded an impairment charge of $2.2 million due to a reduction in the fair value less costs to sell our Helena property. In the first quarter of 2010, we recorded an expense of $1.2 million resulting from the separation of our former President and Chief Executive Officer. As a result of the above special items, the operations as presented in the accompanying financial statements for the three and nine months ended September 30, 2011 compared to 2010 do not reflect a meaningful comparison between periods. The following table represents a reconciliation of certain earnings measures before special items to net income / (loss) from continuing operations (in thousands):

	Three months ended September 30, 2011			Three months ended September 30, 2010
($ in thousands except per share data)	Net income /(loss) from continuing operations	EBITDA	Diluted EPS	Net income /(loss) from continuing operations	EBITDA	Diluted EPS
Amount before special items	$1,100	$8,238	$0.06	$3,157	$12,377	$0.17
Special items:
Impairment charge (1)	(2,156)	(2,156)	$(0.11)
Income tax benefit (expense) of special items, net (4)	927	—	$0.04

Amount per consolidated statement of operations	$(129)	$6,082	$(0.01)	$3,157	$12,377	$0.17

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
($ in thousands except per share data)	Net income /(loss) from continuing operations	EBITDA	Diluted EPS	Net income /(loss) from continuing operations	EBITDA	Diluted EPS
Amount before special items	$(4,033)	$13,686	$(0.21)	$(217)	$21,798	$(0.01)
Special items:
Impairment charge (1)	(2,156)	(2,156)	$(0.11)	—	—	—
Gain on asset disposition (2)	33,549	33,549	$1.75
Separation costs (3)				(1,219)	(1,219)	(0.06)
Income tax benefit (expense) of special items, net (4)	(13,499)	—	$(0.71)	433	—	0.02

Amount per consolidated statement of operations	$13,861	$45,079	$0.72	$(1,003)	$20,579	$(0.05)

(1)	Amount as included in the line item “Impairment charge” on the accompanying consolidated statements of operations.
(2)	Amount as included in the line item “Loss (gain) on asset dispositions, net” on the accompanying consolidated statements of operations.
(3)	Amount as included in the line item “Undistributed corporate expenses” on the accompanying consolidated statements of operations.
(4)	Represents taxes on special items at our expected incremental tax rate as applicable.

Revenue

A breakdown of our revenues from operations for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Operating revenue	2011	2010	2011	2010
Hotels:
Rooms	$33,336	$35,734	$83,640	$84,934
Food and beverage	8,532	9,048	25,539	26,914
Other department	1,060	1,439	3,183	3,625

Total hotels segment	42,928	46,221	112,362	115,473

Franchise	1,218	999	2,870	2,446
Entertainment	1,499	2,048	8,940	6,866
Other	567	575	1,692	1,815

Total Operating Revenue	$46,212	$49,843	$125,864	$126,600

Our reported numbers for the interim and year to date periods presented in this report reflect results of our Seattle property for the full third quarter and nine months ended September 30, 2010, but not the full third quarter and nine months ended September 30, 2011 as the sale of that property closed on June 14, 2011. In order to help investors distinguish true results from operations versus changes due to the sale of the Seattle property, we will discuss operating results as reported and also discuss certain operating results for the periods included in this report on a comparable hotel basis. Comparable hotels are defined as properties that are owned or leased by us and the operations of which are included in the consolidated results for the entirety of the reporting periods being compared.

A breakdown of our comparable hotel revenues for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Hotel revenue from operations	$42,928	$46,221	$112,362	$115,473
less: Hotel revenue from Seattle Fifth Avenue property	—	(4,480)	(5,987)	(11,086)

Comparable hotel revenue	$42,928	$41,741	$106,375	$104,387
Rooms revenue from operations	$33,336	$35,734	$83,640	$84,934
less: Rooms revenue from Seattle Fifth Avenue property	—	(3,511)	(4,379)	(8,210)

Comparable rooms revenue	$33,336	$32,223	$79,261	$76,724
Food and beverage revenue from operations	$8,532	$9,048	$25,539	$26,914
less: Food and beverage revenue from Seattle Fifth Avenue property	—	(572)	(992)	(1,755)

Comparable food and beverage revenue	$8,532	$8,476	$24,547	$25,159

Three months Ended September 30, 2011 and 2010

Hotel Segment – As Reported

During the third quarter of 2011, revenue from the hotel segment decreased $3.3 million compared to the third quarter of 2010. Room revenues in the third quarter of 2011 were down $2.4 million to $33.3 million compared to the same period a year ago. Increases in occupancy and rate for the third quarter of 2011 benefited room revenue, but this was more than offset by the fact that the prior year included $3.5 million of room revenue from our Seattle property in the reported results. Food and beverage revenues declined by $0.5 million when compared to the third quarter of 2010, resulting from the fact that the prior year period included $0.6 million in food and beverage revenue from our Seattle property.

Hotel Segment – Comparable Basis

On a comparable basis, during the third quarter of 2011, revenue from the hotel segment increased $1.2 million compared to the third quarter of 2010. Comparable room revenues in the third quarter of 2011 were up $1.1 million to $33.3 million compared to the same period a year ago. Increases in occupancy and rate for the third quarter of 2011 primarily drove the increase in revenue. Comparable food and beverage revenues were essentially flat compared to the third quarter of 2010.

Other Segments

Revenues in the franchise segment increased $0.2 million to $1.2 million in the third quarter of 2011 compared to the third quarter of 2010. The addition of the Seattle property as a franchised property in 2011 drove this increase. Revenues in the entertainment segment decreased to $1.5 million in the third quarter of 2011 compared to $2.0 million in the third quarter of 2010. This variance was mainly driven by lower ticket sales. Revenues derived from our other segment were essentially flat at $0.6 million.

Nine months Ended September 30, 2011 and 2010

Hotel Segment – As Reported

During the first nine months of 2011, revenue from the hotels segment decreased $3.1 million compared to the first nine months of 2010. Room revenues in the first nine months of 2011 of $83.6 million were down $1.3 million compared to the same period one year ago. The loss of $3.8 million in revenue from the Seattle property drove the decrease. Food and beverage revenues declined by $1.4 million when compared to the first nine months of 2010, primarily as a result of the loss of revenue from the Seattle property and a decline in banquet revenue which resulted from a decline in group business in the first nine months of 2011.

Hotel Segment – Comparable Basis

On a comparable basis, during the first nine months of 2011, revenue from the hotels segment increased $2.0 million compared to the first nine months of 2010. Comparable room revenues in the first nine months of 2011 of $79.3 million were up $2.5 million compared to the same period one year ago. The primary driver of the increase was higher occupancy. Comparable food and beverage revenues declined by $0.6 million from the first nine months of 2010, primarily as a result of a decline in banquet revenue which resulted from the decline in group business in the first nine months of 2011.

Other Segments

Revenues in the franchise segment increased to $2.9 million in the first nine months of 2011 compared to $2.4 million in the first nine months of 2010. The increase in the first nine months of 2011 was attributable to the fact the first nine months of 2010 included a rate holiday for franchisees that did not recur in the first nine months of 2011. Revenues in the entertainment segment increased to $8.9 million in the first nine months of 2011 compared to $6.9 million in the first nine months of 2010, driven by the fact that we had a successful two week production of the Broadway show, Wicked, in the first nine months of 2011. Revenues derived from our other segment were down slightly from $1.8 million to $1.7 million compared to the prior year.

Operating Expenses

Operating expenses include direct operating expenses for each of the operating segments, hotel facility and land lease expense, depreciation and amortization, gain or loss on asset dispositions and undistributed corporate expenses. In the aggregate, operating expenses during the third quarter of 2011 compared to the third quarter of 2010 increased $1.7 million, including the impact of the $2.2 million impairment charge in 2011 related to a reduction in the fair value less costs to sell of our Helena property During the first nine months of 2011, operating expenses increased $7.2 million year over year, excluding the impact of the $33.5 million gain on the sale of the Seattle property, but including the impact of the $2.2 million impairment charge in 2011 related to our Helena property listed for sale. Operating expenses as well as direct margin by segment for the three and nine months ended September 30, 2011 and 2010 can be seen below:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Operating Expenses
Hotels	$31,448	$31,652	$89,230	$86,864
Franchise	1,178	789	3,142	2,177
Entertainment	1,484	1,545	8,236	5,544
Other	383	438	1,209	1,275
Depreciation and amortization	4,430	5,216	14,493	15,590
Hotel facility and land lease	2,174	1,987	6,473	5,512
Impairment charge	2,156	—	2,156	—
Loss (gain) on asset dispositions, net	(115)	(118)	(33,698)	(273)
Undistributed corporate expenses	1,457	1,431	4,355	5,237

Total operating expenses	$44,595	$42,940	$95,596	$121,926

Hotels revenue - owned	$29,849	$33,316	$79,372	$83,582
Direct margin (1)	$8,359	$10,674	$16,948	$21,603
Direct margin %	28.0%	32.0%	21.4%	25.8%
Hotels revenue - leased	$13,079	$12,904	$32,990	$31,891
Direct margin (1)	$3,121	$3,895	$6,184	$7,006
Direct margin %	23.9%	30.2%	18.7%	22.0%
Franchise revenue	$1,218	$999	$2,870	$2,446
Direct margin (1)	$40	$210	$(272)	$269
Direct margin %	3.3%	21.0%	-9.5%	11.0%
Entertainment revenue	$1,499	$2,048	$8,940	$6,866
Direct margin (1)	$15	$503	$704	$1,322
Direct margin %	1.0%	24.6%	7.9%	19.3%
Other revenue	$567	$575	$1,692	$1,815
Direct margin (1)	$184	$137	$483	$540
Direct margin %	32.5%	23.8%	28.5%	29.8%

(1)	Revenues less direct operating expenses.

A breakdown of our comparable hotel operating expenses and direct margin for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Hotel operating expenses per consolidated statement of operations	$31,448	$31,652	$89,230	$86,864
less: Hotel operating expenses from Seattle Fifth Avenue property	—	(2,615)	(4,639)	(7,197)

Comparable hotel operating expenses	$31,448	$29,037	$84,591	$79,667
Hotel direct operating margin	$11,480	$14,569	$23,132	$28,609
less: Hotel direct operating margin from Seattle Fifth Avenue property	—	(1,866)	(1,348)	(3,889)

Comparable hotel direct margin	$11,480	$12,703	$21,784	$24,720
Comparable hotel direct margin %	26.7%	30.4%	20.5%	23.7%

Three months Ended September 30, 2011 and 2010

Hotel Segment – As Reported

Direct hotel expenses in the third quarter of 2011 decreased by $0.2 million compared to the third quarter of 2010. Room related expenses decreased $0.2 million, or 2.1%. Food and beverage costs decreased $0.3 million, or 4.5% quarter over quarter. Overall, the hotels segment had a direct margin of $11.5 million in the third quarter of 2011 compared to $14.6 million during the third quarter of 2010, providing for a direct operating margin in the current period of 26.7%, compared to 31.5% during the same period in 2010. The year over year comparison for the hotel segment was primarily impacted by the sale of the Seattle property and increased labor, sales, marketing and maintenance costs.

Hotel Segment – Comparable Basis

On a comparable basis, direct hotel expenses in the third quarter of 2011 increased by $2.4 million, or 8.0%, compared to the third quarter of 2010. On a comparable basis, the hotels segment had a direct margin of $11.5 million in the third quarter of 2011 compared to $12.7 million during the third quarter of 2010, providing for a direct operating margin in the current period of 26.7%, compared to 30.4% during the same period in 2010. The comparable year over year comparison for the hotel segment was primarily impacted by increased labor, sales, marketing and maintenance costs.

Other Segments

Direct expenses for the franchise segment in the third quarter of 2011 increased by $0.4 million compared to the third quarter of 2010, primarily driven by increased sales and marketing investment in this segment. Direct expenses for the entertainment segment were essentially flat at $1.5 million.

Depreciation and amortization expenses decreased $0.8 million in the third quarter of 2011, which resulted from the discontinuation of depreciation expense on our assets classified as “held for sale” and our assets sold in the year. See Note 6 of Condensed Notes to Consolidated Financial Statements. Undistributed corporate expenses were essentially flat at $1.5 million in the third quarter of 2011 compared to the third quarter of 2010. Undistributed corporate expenses include general and administrative charges such as corporate payroll, stock compensation expense, director’s fees, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment, such as accounting, human resources and information technology, are distributed and included in direct expenses.

Nine months Ended September 30, 2011 and 2010

Hotel Segment – As Reported

Direct hotel expenses in the first nine months of 2011 increased by $2.4 million, or 2.7%, compared to the first nine months of 2010. Room related expenses increased $0.9 million, or 3.5%. Food and beverage costs decreased $0.4 million, or 1.8% year over year. Overall, the hotels segment had a direct margin of $23.1 million in the first nine months of 2011 compared to $28.6 million during the first nine months of 2010, providing for a direct operating margin in the current period of 20.6%, compared to 24.8% during the same period in 2010. The year over year comparison for the hotel segment was primarily impacted by the sale of the Seattle property and increased labor, sales, marketing, energy and maintenance costs.

Hotel Segment – Comparable Basis

On a comparable basis, direct hotel expenses in the first nine months of 2011 increased by $4.9 million, or 6.2%, compared to the first nine months of 2010. On a comparable basis, the hotels segment had a direct margin of $21.8 million in the first nine months of 2011 compared to $24.7 million during the first nine months of 2010, providing for a comparable direct operating margin in the current period of 20.5%, compared to 23.7% during the same period in 2010. The year over year comparison for the hotel segment was primarily impacted by increased labor, sales, marketing, energy and maintenance costs.

Other Segments

Direct expenses for the franchise segment in the first nine months of 2011 increased by $1.0 million compared to the first nine months of 2010, driven by increased sales and marketing investment in this segment. Direct expenses for the entertainment segment increased $2.7 million year over year driven by an increase in the number of shows in the first nine months of 2011, primarily attributed to a two week production of the Broadway hit, Wicked.

Depreciation and amortization expenses decreased $1.1 million in the first nine months of 2011, which resulted from the discontinuation of depreciation expense on our assets classified as “held for sale” and our assets sold. See Note 6 of Condensed Notes to Consolidated Financial Statements. Undistributed corporate expenses decreased $0.9 million in the first nine months of 2011, because the first nine months of 2010 included $1.2 million of expense recorded upon the separation of our former President and Chief Executive Officer. Undistributed corporate expenses include general and administrative charges such as corporate payroll, stock compensation expense, director’s fees, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment, such as accounting, human resources and information technology, are distributed and included in direct expenses.

Income Taxes

During the third quarter of 2011, we reported an income tax benefit from continuing operations of $0.2 million compared to an income tax expense of $1.7 million during the third quarter of 2010. For the first nine months of 2011, we reported an income tax expense of $10.3 million compared to an income tax benefit of $0.8 million during the first nine months of 2010. The increase for the nine month period was due to the gain on the sale of our Seattle property. We expect to defer approximately $6.1 million of the taxable gain attributable to the sale of the property.

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

Based on our current assessment of future taxable income, including scheduling of the reversal of our taxable temporary differences, we anticipate that it is more likely than not that we will generate sufficient taxable income to realize our recorded deferred tax assets, and therefore we did not record a valuation allowance against our deferred tax assets as of September 30, 2011.

Liquidity and Capital Resources

On June 14, 2011, we completed a sale of our Red Lion Hotel on Fifth Avenue in Seattle, Washington for $71 million in cash and used $28 million of the proceeds to retire our revolving credit facility, which was scheduled to expire in September 2011.

On September 12, 2011, we expanded our existing term loan agreement with Wells Fargo Bank, National Association (“Wells Fargo”). The term loan, the outstanding principal on which was approximately $12 million, was increased to $30 million. The additional advance of approximately $18 million was used to pay off maturing debt aggregating $17.4 million and to pay expenses in connection with the transaction, including a $225,000 commitment fee, resulting in net cash proceeds to us of approximately $443,000. Principal payments of $500,000 are required on the loan on December 31, 2011 and on the last day of each calendar quarter thereafter. Additional principal payments will be required on the term loan if a property securing the facility is sold or we raise new equity. In the case of a property sale, the additional payment required will be the greater of (i) 50% of the net proceeds from the sale or (ii) 50% of the appraised market value of the property being sold. In the case of an equity issue, the additional payment required will be 50% of the net equity proceeds raised. All remaining unpaid amounts will be due on March 31, 2013.

Under the facility with Wells Fargo, in addition to the $30 million term loan, a revolving line of credit for up to $10 million for general corporate purposes became available on October 13, 2011.

Interest under the term loan and revolving line of credit is payable at our option (i) at a fluctuating rate 2% above a base rate in effect from time to time, or (ii) at a rate 4.5% above LIBOR (under one, three or six month terms).

Our obligations under the $40 million facility are (i) guaranteed by our subsidiaries Red Lion Hotels Limited Partnership, Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Holdings, Inc., (ii) secured by its accounts receivable and inventory, and (iii) further collateralized by its owned hotel properties in Bellevue, Spokane and Olympia, Washington, in Post Falls and Pocatello, Idaho and in Kalispell and Helena Montana and Aurora, Colorado. On November 2, 2011, we purchased 10 hotels formerly leased from iStar Financial Inc., See Note 16 of Condensed Notes to Consolidated Financial Statements for further details. These included hotels in Bend, Coos Bay and Medford, Oregon, Boise, Idaho, Kelso and Wenatchee, Washington, and Sacramento, California, which we have agreed to offer to Wells Fargo as additional collateral for the facility.

The credit facility requires us to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage and to debt service and loan commitment coverage. It also includes customary events of default. The facility expires on March 31, 2013.

At September 30, 2011, outstanding debt was $106.4 million. We had outstanding bank debt of $30.0 million under a variable rate term note (discussed above), $30.8 million in the form of trust preferred securities and a total of $45.6 million in 11 fixed-rate notes collateralized by individual properties. Our average pre-tax interest rate on debt was 7.2% at September 30, 2011, of which 71.8% was fixed at an average rate of 7.9% and 28.2% was at an average variable rate of 5.25%.

As of September 30, 2011 we had long term debt of $8.4 million maturing within one year. This included $5.0 million that was retired on October 11, 2011, using cash reserves. See Note 16 of Condensed Notes to Consolidated Financial Statements for further details. We are in compliance with our debt covenants and believe we have adequate liquidity to repay the remainder of this debt when due.

A comparative summary of balance sheet data at September 30, 2011 and December 31, 2010 is provided below:

	September 30, 2011	December 31, 2010
Consolidated balance sheet data (in thousands):
Cash and cash equivalents	$46,036	$4,012
Working capital (1)	$33,677	$(48,347)
Assets held for sale	$7,663	$—
Property and equipment, net	$227,433	$272,030
Total assets	$335,489	$331,482
Total debt	$75,583	$95,152
Debentures due Red Lion Hotels Capital Trust	$30,825	$30,825
Total liabilities	$149,372	$160,717
Total stockholders’ equity	$186,117	$170,765

(1)	Represents current assets less current liabilities, excluding assets held for sale.

During the remainder of 2011, we expect cash expenditures to primarily include the funding of operating activities, interest payments on our outstanding indebtedness and capital expenditures. We expect to meet our long-term liquidity requirements for future investments and continued hotel and other various capital improvements using existing cash or through net cash provided by operations, debt, strategic asset sales or equity issuances. We cannot assure that such funds, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financings may be dilutive to shareholders and debt financing, if available, may involve covenants that place substantial restrictions on our business. Our failure to secure funding as and when needed could have a material adverse impact on our financial condition and our ability to pursue business strategies.

Operating Activities

Net cash provided by operating activities during the first nine months of 2011 totaled $2.5 million, a $15.9 million decrease from net cash provided by operating activities of $18.4 million during the first nine months of 2010. The primary drivers of the decrease are an increase in direct operating expenses of $6.0 million, and the payment timing of accounts payable, prepaid items and accrued expenses, which represents $9.9 million of the change.

Investing Activities

Net cash provided by investing activities totaled $60.3 million during the first nine months of 2011 compared to net cash used of $7.4 million during the first nine months of 2010. The primary driver of the increase was the net proceeds from the sale of our Seattle property of $68.3 million. Cash additions to property and equipment decreased by $0.6 million. Capital expenditures in 2011 are expected to be approximately $10.0 million, and will primarily support investments in maintenance, technology and basic hotel improvement projects.

Financing Activities

Net cash used in financing activities was $20.8 million during the first nine months of 2011, compared to $11.8 million used during the first nine months of 2010. Net financing activities during the first nine months of 2011 included the retirement of our revolving credit facility with $28 million of the cash proceeds from the sale of our Seattle property, which secured the facility. Also impacting financing activities during the first nine months of 2011 was the repayment of long-term debt in the amount of $31.6 million and the additional $30 million credit facility with Wells Fargo.

At September 30, 2011, we had total debt obligations of $106.4 million, of which $45.6 million was under 11 notes collateralized by individual hotels with fixed interest rates ranging from 5.9% to 8.1%. These 11 notes mature beginning in October 2011 and continue through 2013. Included within outstanding debt are debentures due to the Red Lion Hotels Capital Trust of $30.8 million, which are uncollateralized and due to the trust in 2044 at a fixed rate of 9.5%. Our average pre-tax interest rate on debt was 7.2% at September 30, 2011.

Of the $106.4 million in total debt obligations, two pools of cross securitized debt exist: (i) one consisting of five properties with total borrowings of $19.1 million; and (ii) a second consisting of four properties with total borrowings of $21.3 million. Each pool of securitized debt and the other collateralized hotel borrowings include defeasance provisions for early repayment.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and interest on debt, as of September 30, 2011:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt (1)	$82,802	$7,038	$75,764	$—	$—
Operating and capital leases (2)	60,172	2,148	24,036	13,664	20,324
Service agreements	1,034	—	1,034	—	—
Debentures due Red Lion
Hotels Capital Trust (1)	125,752	732	8,785	5,856	110,379

Total contractual obligations (3)	$269,760	$9,918	$109,619	$19,520	$130,703

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.
(2)	Operating lease amounts are net of estimated sublease income of $11.1 million annually.
(3)	With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.

In 2001, we assumed a master lease agreement with iStar Financial, Inc. for 17 hotel properties, including 12 which were part of the Red Lion acquisition. Subsequently, we entered into an agreement with Doubletree DTWC Corporation under which it is subleasing five of these hotel properties from us. During the second quarter of 2010, we amended the agreement to terminate the master lease as to the Astoria, Oregon property due to its closure. The master lease agreement requires minimum monthly payments of $1.2 million plus contingent rents based on gross receipts from the remaining 16 hotels, of which approximately $0.8 million per month is paid by the sublease tenant. The lease agreement expires in December 2020, although we have the option to extend the term on a hotel by hotel basis for three additional five-year terms.

On November 2, 2011, we signed an agreement to purchase for $37 million, 10 hotels formerly leased from iStar Financial Inc. The hotels purchased in the iStar agreement include: Red Lion Hotel Boise Downtowner; Red Lion Inn Missoula; Red Lion Inn Bend; Red Lion Hotel Coos Bay; Red Lion Hotel Eugene; Red Lion Hotel Medford; Red Lion Hotel Pendleton; Red Lion Hotel Kelso/Longview; Red Lion Hotel Wenatchee; and Red Lion Hotel Sacramento at Arden Village. The lease expense for these 10 hotels represents $4.3 million in annual payments reflected in the table above. The Red Lion Hotel Vancouver at the Quay in Washington will remain leased under a new lease with iStar as the future of the property rests with the progress of the Columbia River Crossing bridge project, which at some point might result in the right of way acquisition of the hotel. We also assigned to an affiliate of iStar Financial Inc. the sublease described above with Doubletree DTWC Corporation whereby Doubletree DTWC Corporation was subleasing five additional properties from us.

In February 2011, we reached an agreement with a new subtenant of our Red Lion Hotel Sacramento. The agreement provides for initial minimum annual rent payments of at least $0.4 million during the first three years with increases in future years, which are reflected in the table above.

In October 2007, we completed an acquisition of a 100-year (including extension periods) leasehold interest in a hotel in Anaheim, California for $8.3 million, including costs of acquisition. As required under the terms of the leasehold agreement, we paid $1.8 million per year in lease payments through April 2011. At our option, we are entitled to extend the lease for 19 additional terms of five years each, with increases in lease payments tied directly to the Consumer Price Index. We exercised the option to extend for one additional 5 year term beginning in May 2011, leaving us with 18 remaining options to extend the lease for additional terms of five years each. Effective in May 2011, we pay $2.2 million per year in rent through the extension period ending in April 2016, which is reflected in the table above.

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

Franchise Update

At September 30, 2011, our system of hotels included 14 hotels under franchise agreements, representing a total of 2,633 rooms and 133,621 square feet of meeting space. During the second quarter we sold our Seattle property and entered into a franchise agreement with the buyer who will continue to operate the property as a Red Lion Hotel. In addition, the previously announced Red Lion Inn Rancho Cordova near Sacramento opened in May 2011.

On September 20, 2011, we announced that we had signed franchise agreements with the beneficial owner of two New Mexico hotels. The two properties are among a group of hotels owned by Positive Investments, Inc., which is also the owner of the Red Lion Hotel Oakland International Airport in Oakland, California.

The future Red Lion Hotel Farmington is located in the Four Corners region of New Mexico. The 192 room full service hotel, located at 700 Scott Avenue, was formerly the Best Western Inn & Suites of Farmington.

The other property will be the Red Lion Hotel Gallup, located 130 miles west of Albuquerque. Gallup is a regional trade and transportation center, close to the Navajo Reservation. The 126 room full service hotel, located at 3009 West Highway 66, was formerly the Best Western Inn & Suites of Gallup.

Both hotels have begun the conversion process and are expected to open as Red Lion Hotels later this year.

On October 10, 2011, we signed a franchise agreement for a hotel in Grants, New Mexico. This property is also beneficially owned by Positive Investments, Inc.

Off-balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

New and Future Accounting Pronouncements

Intangibles-Goodwill and Other – In September 2011, the FASB released Accounting Standards Update No. 2011-08, Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt this standard and do not expect it to have a material impact on our disclosures in our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2011, $45.6 million of our outstanding debt was subject to currently fixed interest rates and was not exposed to market risk from rate changes.

In September 2011, we expanded our existing term loan agreement with Wells Fargo. The term loan, the outstanding principal on which was approximately $12.0 million, was increased to $30 million. A revolving line of credit for up to $10 million for general corporate purposes was added to the above facility, which became available on October 13, 2011.

Interest under the term loan and revolving line of credit is payable at our option (i) at a fluctuating rate 2% above a base rate in effect from time to time, or (ii) at a rate 4.5% above LIBOR (under one, three or six month terms).

Outside of this change, we do not foresee any other changes of significance in our exposure to fluctuations in interest rates, although we will continue to manage our exposure to this risk by monitoring available financing alternatives.

The table below shows (in thousands) the principal amounts of the debt obligations on our consolidated balance sheet at September 30, 2011, that are payable during the last three months of 2011, during each of the years 2012 through 2015 and thereafter. During the first nine months of 2011, recurring scheduled principal payments of $2.3 million and scheduled maturity payments of $17.4 million were made that were included as debt obligations at December 31, 2010.

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Total debt	$5,931	$3,274	$66,378	$—	$—	$—	$75,583	$74,898
Average interest rate							7.2%
Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$30,837
Average interest rate							9.5%

Item 4. Controls and Procedures

As of September 30, 2011, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the first nine months of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Description

10.1	Amended and Restated Credit Agreement dated as of September 12, 2011 between the Registrant and Wells Fargo Bank, National Association

10.2	Term Note for $30,000,000 payable by the Registrant to Wells Fargo Bank, National Association

10.3	Revolving Line of Credit Note for $10,000,000 payable by the Registrant to Wells Fargo, National Association

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14(b)

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14(b)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Lion Hotels Corporation

Registrant

Signature		Title	Date

By:	/s/ Jon E. Eliassen Jon E. Eliassen	President and Chief Executive Officer (Principal Executive Officer)	November 8, 2011

By:	/s/ Julie Shiflett Julie Shiflett	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	November 8, 2011

By:	/s/ Sandra J. Heffernan Sandra J. Heffernan	Vice President, Corporate Controller (Principal Accounting Officer)	November 8, 2011