Form 10-K
period 2011-12-31
Red Lion Hotels CORP
filed 2012-03-15
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock as of June 30, 2011 was $150.9 million, of which 67.3% or $101.5 million was held by non-affiliates as of that date. As of March 8, 2012, there were 19,255,939 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Registrant’s 2011 fiscal year, are incorporated by reference herein in Part III.

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

In this report, “we,” “us,” “our,” “our company,” “the company” and “RLH” refer to Red Lion Hotels Corporation and, as the context requires, all of its wholly owned subsidiaries, including Red Lion Hotels Holdings, Inc. and Red Lion Hotels Franchising, Inc. and Red Lion Hotels Limited Partnership. “Red Lion” refers to the Red Lion brand. The terms “the system,” “system-wide hotels” or “system of hotels” refer to our entire group of owned, leased and franchised hotels.

Item 1.    Business

Introduction

We are a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale, full, select and limited service hotels under our proprietary Red Lion brand. Established over 30 years ago, the Red Lion brand is regionally recognized and is particularly well known in the western United States, where our hotels are located. The Red Lion brand is typically associated with midscale full and select service hotels.

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

Red Lion works to create an environment that allows our customers to feel at home while they travel. Our hotels and their service culture are successful in both urban and smaller markets, and our hotels strive to reflect the character of the local markets in which they operate. We believe our focus on friendly, personalized customer service, cleanliness and value help deliver our brand promise in the warm and authentic manner for which Red Lion has historically been known. Delivering these customer service components in a consistent manner will help drive our hotels’ success.

As of December 31, 2011, our system of hotels was comprised of 48 hotels located in nine states and one Canadian province, with 9,010 rooms and 452,387 square feet of meeting space as provided below:

	Hotels	Total Available Rooms	Meeting Space (sq. ft.)
Red Lion Owned and Leased Hotels
Continuing Operations	28	5,563	280,574
Discontinued Operations	2	261	10,192
Red Lion Franchised Hotels	18	3,186	161,621

Total	48	9,010	452,387

Operations

We operate in three reportable segments:

The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels. As of December 31, 2011, we operated 30 hotels, 2 of which are classified as discontinued operations and not included in reported comparable hotel statistics from continuing operations. Of our 30 hotels, 25 are wholly-owned and five are leased. During 2011, our hotel segment accounted for approximately 88.6% of total revenues.

The franchise segment is engaged primarily in licensing the Red Lion brand to franchisees. This segment generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners in exchange for the use of our brand and access to our central services programs. These programs include our reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards. As of December 31, 2011, we had 18 franchised hotels operating under the Red Lion brand. During 2011, our franchise segment accounted for approximately 2.5% of total revenues.

The franchise segment has also historically reflected revenue from management fees charged to the owners of managed hotels. We have not managed any hotels for third parties since January 2008.

The entertainment segment derives revenues primarily from promotion and presentation of entertainment productions and ticketing services under the operations of WestCoast Entertainment and TicketsWest. The ticketing service offers ticketing inventory management systems, call center services, and outlet/electronic channel distribution for event locations. During 2011, our entertainment segment accounted for approximately 7.3% of total revenues.

Our remaining activities, none of which constitutes a reportable segment, have been aggregated into “other.”

A summary of our reporting segment revenues is provided below (in thousands, except for percentages). For further information regarding our business segments, see Note 4 of Notes to Consolidated Financial Statements.

	Year ended December 31,
	2011		2010		2009
Hotels:
Rooms revenue	$100,735	64.5%	$104,356	65.5%	$98,717	61.2%
Food and beverage revenue	33,731	21.6%	35,249	22.1%	40,354	25.0%
Other department revenue	3,825	2.5%	4,773	3.0%	4,249	2.7%

Total hotels segment revenue	138,291	88.6%	144,378	90.6%	143,320	88.9%

Franchise revenue	3,955	2.5%	3,209	2.0%	3,616	2.2%
Entertainment revenue	11,379	7.3%	9,236	5.8%	11,690	7.2%
Other revenue	2,455	1.6%	2,481	1.6%	2,641	1.7%

Total revenue	$156,080	100.0%	$159,304	100.0%	$161,267	100.0%

Revenue per available room (“RevPAR”) for owned and leased hotels on a comparable basis from continuing operations for 2011 increased 2.7% due to a 120 basis point increase in occupancy and a 0.6% increase in average daily rate (“ADR”). The increase in occupancy was primarily driven by an increase in transient business. Including franchised hotels, system-wide RevPAR on a comparable basis from continuing operations increased 3.6% year-over-year due to a 200 basis point increase in occupancy and a 0.1% increase in ADR. Average occupancy, ADR and RevPAR statistics for comparable hotels from continuing operations are provided below:

	2011			2010
	Average Occupancy	ADR	RevPAR	Average Occupancy	ADR	RevPAR
Owned and Leased Hotels	58.1%	$81.71	$47.45	56.9%	$81.24	$46.22
Franchised Hotels	64.5%	$85.59	$55.24	60.3%	$86.70	$52.27

Total System Wide(1)	59.8%	$82.86	$49.59	57.8%	$82.80	$47.88

Change from prior comparative periods:

	2011 vs. 2010
Owned and Leased Hotels	1.2	0.6%	2.7%
Franchised Hotels	4.2	-1.3%	5.7%

Total System Wide	2.0	0.1%	3.6%

(1)

Includes all hotels owned, leased and franchised, presented on a comparable basis. This excludes two owned hotels identified as discontinued operations. The Red Lion Hotel on Fifth Avenue in Seattle, WA, which was sold in June 2011, has been excluded from the owned and leased hotel statistics and included in the franchised statistics as we maintained a franchise agreement on that property.

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

•

Comparable hotels are hotels that have been owned, leased or franchised by us and were in operation throughout each of the full periods presented and excludes hotels that are classified as discontinued operations.

Throughout this document and unless otherwise stated, RevPAR, ADR and average occupancy statistics are calculated using statistics for comparable hotels. Some of the terms used in this report, such as “full service,” “upscale” and “midscale” are consistent with those used by Smith Travel Research, an independent statistical research service that specializes in the lodging industry. Our hotels are typically classified by Smith Travel Research as midscale with food and beverage.

Company Strategy

Red Lion’s strategy is to grow the brand and profitability through (1) sales and marketing initiatives; (2) leveraging existing assets to grow the franchise business; and (3) leveraging our owned assets to strengthen the balance sheet and refresh our hotels.

Sales & Marketing Initiatives

We have invested in sales and marketing talent and technology to improve our ability to manage the various channels which drive occupancy and rate at our hotels including, transient, group and preferred corporate business. These investments include engaging TravelClick, a leader in developing award-winning hotel websites, to help us create for each Red Lion hotel its own uniquely focused web identity with information tailored specifically to its region. These locally focused websites will give the customers detailed local information while also improving the reservation process online or through mobile devices. Our sales and marketing initiatives including the individual hotel websites provide additional sales resources for our franchise properties as well as to broaden the market for the Red Lion brand. Seasonal transient business is supplemented by our group market which comprises approximately 25% of total room revenue. The sales and marketing technology improves our company’s ability to drive higher rated transient business as compression occurs with available room inventory due to higher group and preferred corporate occupancy. Having restructured our corporate sales team in 2011 to focus individual employees on separate group segments such as sports, military, and school stays, we will continue to focus on driving group and preferred corporate business to offset the seasonal transient business.

Franchising

We believe franchising represents a profitable, non-capital intensive growth opportunity. Our strategy is to commit adequate resources to continue to grow the Red Lion brand in the coming years through franchising. As we have demonstrated with recent new franchisees, our near term effort will continue in Red Lion’s historic geographic footprint in the western U.S., targeting well-located limited, select and full service hotels. The Red Lion brand has been well-known for more than 30 years in the geographic areas in which we currently operate. We feel our historic brand presence and recognition in these regions is attractive to potential franchisees looking for options to offer a distinct product valued by customers.

Today’s economy has forced many hotel owners to look for ways to reduce their operating costs and capital requirements, many of which from an owner’s viewpoint are believed to be brand-imposed unnecessary. By allowing both limited and full service hotels to operate under the Red Lion brand, we are uniquely positioned to provide an appealing alternative for such owners. Our franchising plan includes pursuing 10 to 20 year old hotels whose owners face what they perceive to be unreasonable renovation requirements and who need a strong distribution system. Red Lion features an owner-friendly approach, based on the following: 1) a high level of brand support and access to Red Lion decision makers; 2) flexibility in renovations, and 3) leading distribution technology and sales support.

As the owner of the Red Lion brand, we offer a strong support system by providing a full range of franchise services that we believe are valuable to hotel owners, including (i) central reservations, (ii) a guest loyalty program (iii) revenue management, (iv) national and regional sales, (v) marketing, (vi) systems, operations and customer service training, (vii) corporate purchasing programs and (viii) quality evaluations.

Led by an experienced hotel franchise development executive, we have built an internal support team to help us deliver a positive and profitable experience for our new and existing franchise owners.

Strengthen Balance Sheet; Refresh Hotels

We have also embarked on a program of strategic asset sales to unlock real estate value by means of selective reduction in asset ownership. In June 2011, we sold the Red Lion Hotel on Fifth Avenue in downtown

Seattle, Washington for $71 million. We used the majority of the net proceeds from this transaction to acquire the ownership interest in 10 previously leased hotels through a tax-deferred exchange. The remaining proceeds were used to retire the prior line of credit of $28 million.

Currently, we are publicly marketing four of our owned assets. Two of these hotel assets, Red Lion Hotel Denver Southeast in Aurora, Colorado, and our Red Lion Colonial Hotel in Helena, Montana, are being marketed with the goal of retaining a franchise relationship with the new owners. Management does not expect to maintain significant continuing involvement in the remaining two non-core assets offered for sale which are Red Lion Inn in Missoula, Montana and the Red Lion Hotel Medford in Medford, Oregon.

Proceeds will be used primarily to reduce debt and make improvements to our owned and leased hotels. We are committed to keeping our properties well maintained and attractive to our customers in order to enhance our competitiveness within the industry and keep our hotels in the midscale category. This requires ongoing access to capital for replacement of outdated furnishings as well as for facility repair, modernization and renovation. Over the last three to four years, our levels of capital expenditures for these purposes have been lower than normal due to the general economic conditions impacting our industry. As a result, we will be required over the next 18 months to invest significant amounts in hotel maintenance in order to support the room rates that we have historically charged.

Hotel Operations Strategy

We will continue to seek ways to improve profitability in 2012 through growth in revenue and cost efficiencies via the following:

•

Business Mix.    We have an opportunity to improve our profitability through a shift in our customer mix towards more profitable segments and distribution channels. Group business provides high levels of cash flow in rooms revenue and through group food and beverage revenue primarily from banquet demand. With the group component of our customer mix still recovering from declines experienced in the recent recession, our current focus is to use the revenue management tools we invested in over the past several years to strategically manage lower-rated on-line travel agent and permanent business in an effort to improve the profitability of our transient segment. In addition, we are focused on increasing the reservations received through our website by engaging TravelClick to help us design and launch a new online presence where each Red Lion hotel will have its own uniquely focused web identity with information tailored specifically to its region. Direct e-commerce reservations carry a lower cost than those obtained through high commission or fee based on-line travel agent channels. We also continue to focus on growing group business through direct sales, as well as implementing centralized revenue management across our system of hotels, allowing for greater consistency in pricing to improve value perception and capture market share.

•

Investment in Marketing and Sales Resources.    In the third quarter of 2011, we leveraged our system investments from the fourth quarter of 2009 and first quarter of 2010, by restructuring our corporate sales division to focus on individual segments within the group and preferred corporate markets such as sports, military, schools and other key group markets. This focus is designed to improve our lead generation for our owned and franchised hotels which is an important factor in being able to maintain and grow group business and profitably manage our business mix. The systems we implemented in the prior years include an automated sales and catering system that provides our properties with a single customer data base to streamline sales and catering processes, increase efficiency of sales personnel to capture additional business and allow for immediate transparency in monitoring productivity. We also enhanced our focus on our most valuable guests, the members of our loyalty program, the R&R Club (Recognition and Rewards). We modified our program for these members and experienced growth in the club’s membership for 2011.

•	Responding to Customer Demand. The Red Lion brand is well known and recognized in the western United States. For many years our hotels have been associated with value-oriented, customer friendly lodging with abundant meeting spaces and food and beverage operations in the majority of our locations. To emphasize our desire to quickly and effectively respond to our customers’ needs, we support and foster a culture where every associate has the ability to address a customer’s question, needs or concerns through the empowerment of our iCare, iCan philosophy. We will continue to offer our friendly customer service, seek out and share the best of our local markets and provide a comfortable, authentic experience to our guests.

•

Expense Management and Other Revenue.    During 2011, we had a decrease of 130 basis points in our comparable direct hotel operating margin from continuing operations on an improvement in hotel revenues of $2.2 million The primary driver of revenue increase was a 120 basis point in occupancy which concurrently drove higher occupied room costs. An increase in sales, marketing, utilities and maintenance expense also contributed to the margin decline. We have many ongoing margin improvement initiatives including energy efficiency to offset rising utility rates, food and beverage pricing improvements and continued review and adjustment of our supply and purchasing contracts. Our largest daily investment in operations is in labor costs. We continue to focus on improved labor management and efficiency in connection with the growth in occupancy.

Summary

Our current hotels are primarily located in nine Western states, with the majority in secondary and tertiary markets. We believe the current operating environment provides us the opportunity to grow our business through sales and marketing initiatives, including a focus on the local experience in our markets, franchising as hotel owners seek to improve profitability through an affiliation with a strong regional hotel brand and leveraging our owned assets to strengthen our balance sheet and refresh our hotels to meet customer’s current expectations. We will continue to build on the strength and recognition of the Red Lion brand in the geographic footprint we have built as a platform for growth and achievement of long-term profitability and returns to shareholders.

During 2012, we expect overall economic conditions in the United States to continue to improve, although we believe that conditions in the markets in which we operate will be challenging throughout the year. While our goal is to deliver bottom-line profitability through the above-described initiatives, there can be no assurance our results of operations will improve.

Employees

As of December 31, 2011, we employed 2,225 people on a full-time or part-time basis, with 2,083 directly related to hotel operations. We also had 88 employees in other operating segments, primarily within our entertainment segment, and 54 employees in our corporate office. Our total number of employees fluctuates seasonally, and we employ many part-time employees.

At December 31, 2011, approximately 5.26% of our total workforce was covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and organized settlement of labor disputes. We believe our employee relations are satisfactory.

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

Certain of our shareholders, including our largest shareholder which currently owns approximately 29% of our stock, have encouraged us to sell our company in its entirety or in parts. These or other shareholders may seek to impact our corporate policy and strategy, and their interests may differ from those of other shareholders. In addition, given the amount of stock held by our largest shareholder, we would likely need its approval in order to undertake any sale or other disposition of all or substantially all of our assets. If any of our larger shareholders or any group of shareholders decided to sell their shares, this would likely result in a significant decline in the trading price of our common stock.

As of February 28, 2012, Columbia Pacific Opportunity Fund, L.P. (Columbia Pacific) held almost 29% of our outstanding shares of common stock. In June of 2008, Columbia Pacific filed a Schedule 13D with the SEC disclosing that it had communicated to us that it believed we would be better able to maximize shareholder value through a liquidation or sale. It has subsequently filed numerous amendments to the Schedule 13D disclosing additional communications with our company. An amendment filed by Columbia Pacific on February 28, 2012 included a copy of a letter to our Board of Directors encouraging us to sell our company in its entirety or in parts. A number of other significant shareholders have also expressed to us similar sentiments.

These or other shareholders may take actions designed to impact our corporate policy and strategy, and their interests may differ from those of other shareholders. Such actions could include, among other things, attempting to obtain control of our Board of Directors or initiating or substantially assisting an unsolicited takeover attempt.

Under our Articles of Incorporation and the laws of the state where we are incorporated, we can undertake a merger or sale of all or substantially all of our assets only if the transaction is approved by holders of at least two-thirds of our outstanding shares of common stock. This in turn means that any person or group of persons holding at least one-third of our outstanding shares of common stock would be able to block any such transaction if they chose to do so. Because Columbia Pacific already holds so close to one-third of our shares, we believe that as a practical matter it will be able, either acting alone or with other shareholders, to prevent any such transaction believed not to be in its or their best interests.

This state of affairs adds a level of uncertainty to our business and operations, including in employee hiring and retention, in franchise acquisitions, and in generally developing corporate policy and strategy. In addition, because our common stock is relatively thinly traded, if Columbia Pacific or any other significant shareholders decided to sell their holdings of our common stock, this would likely result in a significant decline in its trading price. Our stock price may also fluctuate materially based on announcements by our shareholders disclosing acquisitions or sales of our common stock or expressing their views with respect to actions they believe should be taken by our company.

General economic conditions will continue to negatively impact our results and liquidity.

Many businesses, including Red Lion, have been adversely affected by the state of the economy. Discretionary travel has decreased because of economic pressures, and this in turn has hurt the hospitality industry and our company. Over the last several years, high unemployment, lower family income, low corporate earnings, lower business investments and lower consumer spending all have reduced the demand for hotel rooms and related lodging services and put pressure on industry room rates and occupancy. In 2012, we expect our operations and financial results will continue to be negatively impacted by general economic conditions, weak hospitality occupancy and rates and constraints on availability of financing for us and for potential acquirers of our hotels listed for sale. These factors could also negatively impact our ability to obtain future financing and our liquidity in general. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital and debt service for the foreseeable future, if our cash flow or capital resources prove inadequate or we do not meet our financial debt covenants, we could potentially face liquidity problems that could have a material adverse effect on our results of operations and financial condition.

Our business requires capital for ongoing hotel maintenance, as well as for any acquisitions or development projects we may want to undertake. If needed capital is not available, our ability to successfully compete with hotels in our scale category may be adversely impacted.

We are committed to keeping our properties well maintained and attractive to our customers in order to enhance our competitiveness within the industry and keep our hotels in the midscale category. This requires ongoing access to capital for replacement of outdated furnishings as well as for facility repair, modernization and renovation. To the extent we cannot fund these expenditures from cash generated from operations, funds must be borrowed or otherwise obtained.

Over the last three to four years, our levels of capital expenditures for these purposes have been lower than normal due to the general economic conditions impacting our industry. As a result, we will be required over the next 18 months to invest significant amounts in hotel maintenance in order to support the room rates that we have historically charged. If we are unable to make these investments, we may be required to reduce rates, which could cause our hotels to be classified in a lower scale category and generally have a material adverse effect on the Red Lion brand and our business in general.

Hotel maintenance and new project development are subject to a number of risks, including:

•	Availability of capital;

•	Construction delays and cost overruns;

•	Numerous federal, state and local government regulations affecting the lodging industry, including building and zoning requirements and other required governmental permits and authorizations;

•	Uncertainties as to market demand or a loss of market demand after capital improvements have begun; and

•	Potential environmental problems.

The availability of capital for new investments and maintenance of existing hotels depends on a number of factors including our profitability, our degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets. The condition of the capital markets and liquidity factors are outside our control, so there is no assurance that we will be able to obtain the necessary financing.

If we raise capital through issuance of additional common stock, preferred stock or convertible debt, current shareholders may experience significant dilution. Moreover, our common stock has recently been trading at a price/earnings multiple higher than many of the companies in our industry, which may make it difficult to raise money through equity issuances without adversely impacting the trading price of our stock.

If additional capital is obtained through financing, our leverage may increase. If our leverage increases, the resulting debt service could adversely affect our operating cash flow. Our continuing indebtedness could increase our vulnerability to general economic and lodging industry conditions, including increases in interest rates.

Any unanticipated delays or expenses incurred in connection with hotel maintenance and renovation and new project development could impact expected revenues and availability of funds, negatively affect our reputation among hotel customers, owners and franchisees and otherwise adversely impact our results of operations and financial condition, including the carrying costs of our assets.

We will be required to refinance our credit facility and other indebtedness in 2013, and there is no assurance that we will be able to refinance that debt.

Our credit facility matures on March 31, 2013, and we have an additional $40.2 million in secured debt that matures on July 11, 2013. As a result, we will be required to repay, refinance or renegotiate this indebtedness on or prior to its maturity. We are currently pursuing sales of a number of our properties. We plan to use the net proceeds of these sales primarily to repay maturing indebtedness. However, there is no assurance that we will be able to sell these properties at acceptable prices. Moreover, even if these sales do occur, we will still need to refinance a substantial portion of the maturing indebtedness. Our ability to refinance on acceptable terms will depend on a number of factors, including our recent financial performance, degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. There is no assurance that we will be able to obtain additional financing when needed. For additional information, see Note10 of Notes to Consolidated Financial Statements and Note 11 of Notes to Consolidated Financial Statements.

Failure to comply with debt covenants could adversely affect our financial results or condition.

We maintain a variable interest credit facility with Wells Fargo Bank, National Association, which includes up to a $10 million revolving line of credit, $0.8 million of which was outstanding at December 31, 2011, and a term loan on which $29.5 million was outstanding on that date. The facility, which matures on March 31, 2013, is secured by 14 of our hotel properties and contains customary affirmative and negative covenants, the most restrictive of which are financial covenants related to leverage and debt service coverage. We were in compliance with all of these covenants on December 31, 2011. However, there is no assurance that we will be able to comply with these covenants in the future. Any failure to do so could result in a demand for immediate repayment of our obligations under the facility and any other indebtedness for which such failure or repayment demand constitutes an event of default, which would adversely affect our results of operation and financial condition, and limit our ability to obtain financing. For additional information, see Note 10 of Notes to Consolidated Financial Statements and Note 11 of Notes to Consolidated Financial Statements.

We have incurred debt financing and may incur increased indebtedness in connection with capital expenditures, other corporate purposes or growth of our system of hotels.

A substantial portion of our outstanding indebtedness is secured by individual properties. Neither our Articles of Incorporation nor our Bylaws limit the amount of indebtedness that we may incur. Subject to limitations in our debt instruments, we may incur additional debt in the future to finance hotel renovations, repairs and replacements, for general corporate purposes or for hotel acquisitions. If our leverage increases, the resulting debt service could adversely affect our operating cash flow. Our continuing indebtedness could increase our vulnerability to general economic and lodging industry conditions, including increases in interest rates, and could impair our ability to obtain additional financing in the future and to take advantage of significant business opportunities that may arise. Our indebtedness is, and will likely continue to be, secured by mortgages on our owned hotels. If we are not able to meet our debt service obligations, we risk the loss of some or all of our assets, including our hotels, to foreclosure.

Adverse economic conditions could cause needed capital to be unavailable. In such circumstances, if we had to repay indebtedness, we could be required to sell one or more of our owned hotels at unattractive prices. Economic conditions could result in higher interest rates, which would increase debt service on our variable rate credit facilities and could reduce the amount of cash available for general corporate purposes.

We incurred net operating losses in each of the years 2008 through 2011, and there is no assurance that we will be able to achieve profitability in the future.

During each of the years 2008 through 2011, we incurred significant net operating losses. In addition to their direct adverse effect on our financial condition, these losses have increased our costs of borrowing and could well impair our ability to refinance maturing debt or raise capital needed for hotel maintenance and other corporate purposes. There is no assurance that we will be able to achieve profitability in the future.

Our operating results are subject to conditions affecting the lodging industry.

Our revenues and operating results may be impacted by and fluctuate due to a number of factors, including the following:

•	Changes in demand for transient rooms and related lodging services, including a reduction in business travel as a result of general economic conditions;

•	Extended periods of low occupancy demand, which may negatively impact our ability to increase rates;

•	Changes in travel patterns, extreme weather conditions and cancellation of or changes in events scheduled to occur in our markets;

•

The attractiveness of our hotels to consumers and competition from other hotels and the significant investment in hotel maintenance and renovation needed due to the last three to four years of reduced capital expenditure levels;

•	The need to periodically repair and renovate the hotels in our system, including the ongoing need to refresh hotels to meet current industry standards and guest expectations;

•	Insufficient available capital to fund renovations and investments needed to maintain our competitive position;

•	The quality and performance of the employees of our hotels;

•

Increases in transportation and fuel costs, the financial condition of the airline industry and the resulting impacts on travel, including possible cancellation or reduction of scheduled flights into our markets and reductions in our business with airlines crews which regularly stay at our hotels in many markets;

•

Increases in operating costs, due to inflation and other factors such as minimum wage requirements, overtime, healthcare, working conditions, work permit requirements and other labor-related costs, energy prices, insurance and property taxes, as well as increases in construction or associated renovation costs;

•	Regulations and changes therein relating to the preparation and sale of food and beverages, liquor service and health and safety of premises;

•	Impact of war, actual or threatened terrorist attacks, heightened security measures and other national, regional or international political and geopolitical conditions;

•	Travelers’ fears of exposure to contagious diseases or foodborne illness;

•	The impact of internet intermediaries and competitor pricing;

•	Oversupply of hotel rooms in markets in which we operate;

•	Restrictive changes in zoning and similar land use laws and regulations, or in health, safety and environmental laws, rules and regulations;

•

Recently enacted, pending and possible future requirements to make substantial modifications to our hotels to comply with the Americans with Disabilities Act of 1990 or other governmental or regulatory requirements;

•

The financial condition of third-party property owners and franchisees, which may impact their ability to fund renovations and meet their financial obligations to us as required under franchise agreements;

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

Of the 48 hotels in our system at December 31, 2011, 34 are located in Oregon, Washington, Idaho and Montana. Accordingly, our results of operations and financial condition may be impacted by the economy of the Pacific Northwest, which is dependent in large part on a limited number of major industries, including agriculture, tourism, technology, timber and aerospace. These industries may be affected by:

•	The rate of national and local unemployment;

•	The relative strength of national and local economies; and

•	Changes in governmental regulations.

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

At December 31, 2011 and 2010, our recorded goodwill amounts were $8.5 million and $28.0 million respectively, and other intangible assets totaled $7.0 million and $8.0 million, respectively. In the second quarter of 2011, we completed the sale of our Red Lion Hotel Fifth Avenue in Seattle, Washington to a third party. We completed an evaluation of our goodwill allocated to the hotel reporting unit during that quarter and determined that $4.7 million of goodwill should be disposed of as part of this sale. In the third quarter of 2011, we impaired $0.6 million of goodwill allocated to our Red Lion Colonial Hotel in Helena, Montana, which is listed for sale. Finally, in the fourth quarter of 2011, during our annual impairment testing, we determined that the carrying amount of the hotel reporting unit exceeded its fair value. Accordingly, a goodwill impairment charge of the remaining $14.2 million in the hotel reporting unit was recognized. Continued adverse market conditions could have a further impact on the fair value of our reporting units that could result in future impairments of goodwill, intangible and other long-lived assets. While we have not previously recorded any impairment losses on our remaining goodwill which is allocated to our franchise and entertainment reporting units, continued adverse market conditions could have a further impact on the fair value of those reporting units that could result in future impairments of goodwill, intangibles and other long-lived assets. If we do not meet our franchise reporting unit growth projections and or do not renew existing franchise agreements, the goodwill associated with this reporting unit could be impaired in future evaluations. In addition, future impairments of our assets held for sale could occur if market conditions change and or we must sell assets to meet other obligations.

The assessment for possible impairment requires us to make judgments, including:

•	Estimated future cash flows from the respective properties, which are dependent upon internal forecasts;

•	Estimation of the long-term rate of growth for our business;

•	The useful life over which our cash flows will occur;

•	The determination of real estate and prevailing market values;

•	Asset appraisals; and

•	Current estimated net sales proceeds from pending offers or net sales proceeds from previous, comparable transactions, if available and appropriate.

In accordance with the guidance for the impairment of long-lived assets, if the expected undiscounted future cash flows are less than net book value, the excess of net book value over estimated fair value of the assets is charged to current earnings. As discussed further in Note 5 of Notes to Consolidated Financial Statements, assets with a carrying amount of $39.8 million were written down to their estimated fair value, resulting in a non-cash impairment charge to continuing operations of $8.4 million and a non-cash impairment charge to discontinued operations of $1.0 million for the year ended December 31, 2011. Changes in our estimates and assumptions as they relate to valuation of goodwill, intangibles and other long-lived assets could affect, potentially materially, our financial condition or results of operations in the future.

The lodging industry is highly competitive, which may impact our ability to compete successfully with other hospitality and leisure companies.

The lodging industry is comprised of numerous national, regional and local hotel companies and is highly competitive. Competition for occupancy is focused on three major categories of travelers: business travelers, convention and group business travelers and leisure travelers. All three categories are significant occupancy drivers for our hotel system and our marketing efforts are geared towards attracting their business.

Competition in the industry is primarily based on service quality, range of services, brand name recognition, convenience of location, room rates, guest amenities and quality of accommodations. We compete against national limited and full service hotel brands and companies, as well as various regional and local hotels in the midscale and upscale full-service hotel segments of the industry. Many of our competitors have greater name recognition, a larger network of locations and greater marketing and financial resources than we do. Additionally, new and existing competitors may offer significantly lower rates, greater convenience, services or amenities or superior facilities, which could attract customers away from our hotels. Our ability to remain competitive and to attract and retain customers depends on our success in differentiating and enhancing the quality, value and efficiency of our product and customer service and our ability to make additional capital investment to modernize and update our hotels.

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

We are continuing to pursue the expansion of our franchise operations in markets where we currently operate and in selected new markets. This may require considerable management time as well as expenses for market development before any significant revenues and earnings are generated. There can be no assurance that we will be successful in achieving our objectives with respect to growing the number of franchised hotels in our system or that we will be able to attract qualified franchisees.

The growth in the number of franchised hotels is subject to numerous risks, many of which are beyond the control of our franchisees or us. Among other risks, the following factors affect our ability to achieve growth in the number of franchised hotels:

•	Competition with other hotel companies, many of which have more franchisees in their systems and more resources to assist new franchises with capital expenditures needed to satisfy brand standards;

•	Our ability to attract and retain qualified franchisees;

•	The recognition in the market and the reputation of the Red Lion brand;

•	Our dependence on our independent franchisees’ skills and access to financial resources necessary to open or rebrand hotels;

•

The ability of our franchisees to open and operate additional hotels profitably. Factors affecting the opening of new hotels, or the conversion of existing hotels to the Red Lion brand, include, among others:

•	The availability of hotel management, staff and other personnel;

•	The cost and availability of suitable hotel locations;

•	The availability and cost of capital to allow hotel owners and developers to fund investments;

•

Cost effective and timely construction of hotels (which can be delayed due to, among other reasons, labor and materials availability, labor disputes, local zoning and licensing matters, and weather conditions); and

•	Securing required governmental permits;

•	Our ability to continue to maintain and enhance our central reservation system to support additional franchisees in a timely, cost-effective manner; and

•	The effectiveness and efficiency of our development organization.

Our failure to compete successfully for franchise properties or to attract and maintain relationships with hotel owners and hotel investors could adversely affect our ability to expand our system of hotels. An inability to implement our growth strategy could limit our ability to grow our revenue base and otherwise adversely affect our results of operations.

If our franchisees terminate or fail to renew their relationship with our company, if new franchisees are unable to effectively integrate their hotels into our system, or if franchisees are unprofitable or go out of business, our franchise revenue will decline.

As of December 31, 2011, there were 18 hotels in our system that were owned by others and operated under franchise agreements. Franchise agreements generally specify a fixed term and contain an early termination provision for the licensee to terminate at specific intervals or for specific reasons with or without penalty by providing notice to us. There is no assurance that these agreements will be renewed, or that they will not be terminated prior to the end of their respective terms. We have one franchise agreement that expires in 2012 and two franchise agreements that provide the ability to exit without penalty. We have one franchise agreement expiring in each of the years 2013, 2014 and 2015. We have one franchise agreement that provides the licensee the ability to terminate without penalty in 2014 and four in 2015.

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

Group contract business and other large customers, or large events, can significantly impact the results of operations of our hotels. These contracts and customers vary from hotel to hotel and change from time to time. Such contracts with large customers such as airlines and railroads are typically for a limited period of time after which they may be eligible for competitive bidding. The impact and timing of group business and large events are not always predictable and are often episodic in nature. The operating results for our hotels can fluctuate as a result of these factors, possibly in adverse ways, and these fluctuations can harm our overall operating results.

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

Real estate investments are relatively illiquid, and therefore our ability to promptly sell one or more of our hotels in response to changing economic, financial or investment conditions is limited. The real estate market, including the market for our hotels, is affected by general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We may be unable to sell our hotels listed for sale and, even if we are able to sell the hotels, it may take us a long time to find willing purchasers, the sales may be on unfavorable terms or we may need to reduce sale prices to points that do not meet all of our objectives for the sales. We also may be required to expend funds to correct defects or to make improvements before a hotel can be sold. If we do not have funds available for such purposes, our ability to sell the hotel could be restricted or the price at which we can sell the hotel may be less than if these improvements were made.

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

We may be unable to sell our hotels that are currently listed for sale.

We have listed a number of our hotels for sale, including the Red Lion Hotel Denver Southeast in Aurora, Colorado, the Red Lion Colonial Hotel in Helena, Montana, the Red Lion Hotel Medford in Medford, Oregon and the Red Lion Inn Missoula in Missoula, Montana. Sales of one or more of these hotels may take longer than anticipated, may not occur at all, or may occur at price points that do not meet all of our objectives for the sales. In addition, the sale of these properties may negatively impact the value of the Red Lion brand or our ability to obtain new franchisees, particularly if the purchasers do not continue to flag the hotels with the Red Lion brand or, if they do continue with the Red Lion flag, do not maintain the hotels in a manner that meets brand standards or guest expectations.

We are subject to various obligations and restrictions under the leases governing our leased properties. In addition, we may not be able to renew these leases on favorable terms or at all.

Five of our hotels and our corporate offices are subject to land, facility or land and facility leases. In addition to the requirement to pay rent, the leases for these properties generally impose various maintenance and other obligations on us and may also require us to obtain the consent of the landlord before taking certain actions such as modifications to the properties. These lease provisions may limit our flexibility with the leased properties, delay modifications or other actions we may wish to take, or result in disputes with the landlords. In addition, the terms of the leases for three of our leased properties will expire in the period from 2018 to 2024. The lease on our corporate office space expires in 2012. There is no assurance that the landlords will be willing to extend the leases for these properties or our corporate offices and, even if they are willing to extend, it is possible that the lease costs will increase, which would adversely impact the hotel operations and our expenses.

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

We have engaged an award-winning hotel website consultant to help us design and launch a new online presence where each of our hotels will have its own uniquely focused web identity with information tailored specifically to its region. Our goal with this investment is to increase the number of reservations received directly through our websites, since these are more profitable than those obtained through high commission or fee-based third-party channels. There can be no assurance that this investment will result in an increase of direct reservations through our websites, nor that such increase, if it occurs, will be sufficient to offset the cost of the investment.

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

The nature of our responsibilities under our franchise agreements or any hotel management agreements we may enter into in the future may, in some instances, be subject to interpretation and may give rise to disagreements. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential franchisees, hotel owners and joint venture partners. However, we may not always be able to do so. Failure to resolve such disagreements may result in franchisees leaving our system of hotels, or in litigation, arbitration or other legal actions.

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

Our financial and operating performance may be adversely affected by acts of God, such as natural disasters, particularly in locations where we own or operate significant properties. We carry comprehensive liability, public area liability, fire, boiler and machinery, extended coverage and rental loss insurance for our properties. However, certain types of catastrophic losses, such as those from earthquake, volcanic activity, flood, terrorism and environmental hazards, may exceed or not be covered by our insurance coverage. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, threatened or actual terrorist activity, war, epidemics, travel-related accidents, geopolitical uncertainty, international conflict and similar events that impact domestic and international travel have caused in the past, and may cause in the future, our results to differ materially from anticipated results. In addition, depending on the severity, a major incident or crisis may prevent operational continuity and consequently impact the value of our brand or the reputation of our business.

Disruption or malfunction in our information systems could adversely affect our business.

Our information technology systems are vulnerable to damage or interruption from:

•	Earthquakes, fires, floods and other natural disasters;

•

Power losses, computer system failures, internet and telecommunications or data network failures, operator negligence, improper operation by or supervision of employees, physical and electronic losses of data and similar events; and

•	Computer viruses, penetration by individuals seeking to disrupt operations or misappropriate information, and other breaches of security.

We rely on our systems to perform functions critical to our ability to operate, including our central reservation system. Accordingly, an extended interruption in the systems’ function could significantly curtail, directly and indirectly, our ability to conduct our business and generate revenue.

If we fail to comply with privacy regulations, we could be subject to fines or other restrictions on our business.

We collect and maintain information relating to our guests for various business purposes, including credit card information and information on guest preferences that we use to enhance customer service and for marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted in the U.S. and by various contracts under which we operate. Privacy regulation is an evolving area in which different jurisdictions may subject us to inconsistent compliance requirements. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to service our guests and market our products, properties and services to our guests. In addition, noncompliance with applicable privacy regulations, either by us or in some circumstances by third parties engaged by us, could result in fines or restrictions on our use or transfer of data.

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

The success of our business depends in part upon our continued ability to use our trademarks, increase brand awareness and further develop our brand. We have registered various formulations of the following trademarks with the U.S. Patent and Trademark Office: Red Lion, WestCoast, Stay Comfortable and TicketsWest. We have also registered various formulations of the Red Lion trademark in Canada, Mexico, Australia, the European Union and a number of countries in Asia. We cannot be assured that the measures we have taken to protect our trademarks will be adequate to prevent imitation of our trademarks by others. The unauthorized reproduction of our trademarks could diminish the value of our brand and its market acceptance, competitive advantages or goodwill, which could adversely affect our business.

We are subject to environmental regulations.

Our operating costs may be affected by the obligation to pay for the cost of complying with existing and future environmental laws, ordinances and regulations. Under current federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to remediate such contaminated property properly, may prevent us from selling the property or using it as collateral for a loan. Environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated, and may impose remedial or compliance costs. The costs of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could have an adverse effect on our results of operations and financial condition.

In connection with our acquisition of a hotel, a Phase I environmental assessment is conducted by a qualified independent environmental engineer. A Phase I environmental assessment involves an on-site inspection and research of historical usages of a property, databases of underground storage tanks and other matters to determine whether an environmental issue with respect to the property needs to be addressed. If the results of a Phase I environmental assessment reveal potential issues that warrant further investigation, a Phase II environmental assessment, which may include soil testing, ground water monitoring or borings to locate underground storage tanks, will be recommended. It is possible that Phase I and Phase II environmental assessments will not reveal all environmental liabilities or compliance concerns or that there will be material environmental liabilities or compliance concerns of which we will not be aware. Phase I environmental assessments have been performed on all properties owned and leased by us.

We have not performed Phase II environmental assessments on three of our owned properties for which Phase II assessments were recommended. For two of these properties, information later obtained convinced us that a Phase II assessment was unnecessary. With respect to the third property, we determined that any further investigation was not warranted for materiality reasons.

In March 2009, odors in the basement of our hotel property in Salt Lake City led to the detection of a release of petroleum from an adjacent gas station owned by Sinclair Marketing. Petroleum and constituents of petroleum were identified in sumps on the hotel property and in both soil and groundwater on the property. Since the initial detection of the petroleum release, Sinclair has taken steps to remediate the property by excavating contaminated soils and by pumping and treating contaminated groundwater. Sinclair, through its counsel, has agreed to complete any further remediation that may be necessary to clean up the property. Sinclair has also agreed to reimburse us for our costs, including attorneys’ fees, related to Sinclair’s remediation efforts, and has made periodic payments of those amounts. However, in the event that Sinclair does not satisfy its commitment to remediate the property in accordance with applicable State of Utah cleanup standards, we could be liable to the State of Utah for any remaining soil or groundwater contamination by virtue of our status as the owner of the property. The State of Utah has been involved in Sinclair’s cleanup efforts at the hotel property and on Sinclair’s adjacent property, through the Utah Department of Environmental Quality, the Division of Environmental Response and Remediation and an Assistant Attorney General representing those state agencies. On February 9, 2012, Sinclair received a “No Further Action” letter from the Utah Department of Environmental Quality. The letter states that although petroleum-contaminated soil and groundwater remain from the release, it is not currently considered a threat to human health and the environment, and therefore, no further remedial action is required. However, the letter notes that, if changes to these characteristics create a threat to human health or the environment, additional corrective action may be required.

At the request of the Montana Department of Environmental Quality (DEQ), Red Lion Hotels has implemented a Corrective Action Work Plan as a result of a historic petroleum release at our Kalispell property. The work plan consists of a utility corridor investigation, municipal water sampling, monitoring well drilling and installation, and quarterly groundwater monitoring. The purpose of the work plan is to provide additional documentation of the extent and magnitude of hydrocarbon contamination at the site. At this time, ten monitoring wells have been installed and the lateral extent of the subsurface petroleum contamination has been determined. The most recent quarterly groundwater monitoring report (August 11, 2011) indicates that contaminant concentrations are decreasing in all wells. The DEQ has requested that semi-annual groundwater monitoring continue for an additional year in order to evaluate concentration trends. As of March 1, 2012, DEQ has not notified us of any further required corrective action. The costs associated with this work are being reimbursed by the Montana Petroleum Tank Release Compensation Fund.

Other than as disclosed above, we have not been notified by any governmental authority and we have no other knowledge of any material noncompliance, material liability or material claim relating to hazardous or toxic substances or other environmental substances in connection with any of our properties. Nevertheless, there is no assurance that these properties do not have any environmental concerns associated with them. In addition, there is no assurance that we will not discover problems we are unaware of that currently exist, that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our existing and future properties will not be affected by the condition of neighboring properties, such as the presence of leaking underground storage tanks, or by third parties unrelated to us.

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

In addition, in recent years there has been increasing activity by patent holding companies (so-called patent “trolls”) that do not use technology but whose sole business is to enforce patents for monetary gain against companies in a wide variety of businesses or industries. These efforts typically involve proposing licenses in exchange for a substantial sum of money and may also include the threat or actual initiation of litigation for that purpose. Any such litigation can be quite costly to defend, even if infringement is unsubstantiated or speculative. We have been threatened with one such claim and two claims have actually been filed against us. Each claim related to separate technology, but we believe that each such technology is non-proprietary. One of the claims has been resolved, and the other is pending. If we are ultimately found to have violated a patent, our operations could be negatively impacted and/or we might be subject to substantial financial penalties, licensing fees and attorneys’ fees. It is not possible to predict the potential impact on our business and operations of any future claims of this type that may be asserted against us.

If any hotel acquisitions fail to perform in accordance with our expectations or if we are unable to effectively integrate new hotels into our operations, our results of operations and financial condition may suffer.

Based on our experience, newly acquired, developed or converted hotels typically begin with lower occupancy and room rates, thereby resulting in lower revenue. Any future expansion within our existing markets could adversely affect the financial performance of our hotels in those markets and, as a result, negatively impact our overall results of operations. Potential expansion into new markets may also present operating and marketing challenges that are different from those we currently encounter in our existing markets. Our inability to anticipate all of the changing demands that expanding operations will potentially impose on our management and management information and reservation systems, or our failure to quickly adapt our systems and procedures to any new markets, could result in lost revenue and increased expenses and otherwise have an adverse effect on our results of operations and financial condition.

We rely on our central reservation system for occupancy at our hotels and any failures in such system could negatively affect our revenues and cash flows.

The hospitality industry requires the use of technology and systems for property management, procurement, reservations, operation of customer loyalty programs, distribution and other purposes. These technologies can be expected to change guests’ expectations, and there is the risk that advanced new technologies will be introduced requiring further investment capital. We maintain a hotel reservation system that allows us to manage our rooms inventory through various distribution channels, including our websites, and execute rate management strategies. As part of our marketing strategy, we encourage guests to book on our website, which guarantees the lowest rate available compared to third-party travel websites.

The development and maintenance of our central reservation system and other technologies may require significant capital. We have determined that certain updates to our website are necessary, and we are currently in the process of implementing these at an expected cost of over $600,000. There can be no assurances that, as various systems and technologies become outdated or new technology is required, we will be able to replace or introduce them as quickly as our competition or within budgeted costs and timeframes. Further, there can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system. If our systems fail to operate properly or achieve the anticipated benefits, or if we fail to keep up with technological or competitive advances, our revenues and cash flows could suffer.

Our central reservation system also includes a third-party operated call center that enables guest to make reservations on a 24/7 basis. Poor performance by the third party provider, disputes with the third party provider, increases in the costs of the agreement or inability to renew or extend the agreement under favorable terms could adversely impact the hotel operations and our expenses.

Joint venture arrangements we might enter into may not reflect solely our best interests and may subject these investments to increased risks.

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

We place substantial reliance on the lodging industry experience and the institutional knowledge of members of our senior management team. We compete for qualified personnel against companies with greater financial resources than ours, and the loss of the services of one or more of these individuals could hinder our ability to effectively manage our business. Finding suitable replacements for senior management and other key employees could be difficult, and there can be no assurance we will continue to be successful in retaining or attracting qualified personnel in the future. We generally do not carry key person insurance on members of our senior management team.

The market price for our common stock may be volatile.

The stock market has experienced and may in the future experience extreme volatility, oftentimes unrelated to the operating performance of particular companies. Many factors could cause the market price of our common stock to rise or fall, including but not limited to:

•	Changes in general economic conditions, such as the recent recession, and subsequent fluctuations in stock market prices and volumes;

•	Changes in financial estimates, expectations of future financial performance or recommendations by analysts;

•	Changes in market valuations of companies in the hospitality industry;

•	Actual or anticipated variations in our quarterly results of operations;

•	Issuances of additional common stock or other securities;

•	Announcements by our shareholders disclosing acquisitions or sales of our common stock or expressing their views with respect to actions they believe should be taken by our company; and

•	Announcements by us or our competitors of, or speculation with respect to, acquisitions, investments or strategic alliances.

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

Our entertainment division, which comprised 7.3% of our revenues from continuing operations in 2011, engages in event ticketing and the presentation of various entertainment productions. Our entertainment division is vulnerable to risks associated with general regional and economic conditions, significant competition and changing consumer trends, among others. The overall economy in the markets we serve has impacted the ticketing division through lower demand for concerts, events and sporting activities. Also, we face the risk that entertainment productions will not tour the regions in which we operate or that such productions will not choose us as a presenter or promoter.

If we are unable to locate lessees for our retail space at our mall, our revenues and cash flow may be adversely affected.

We own over 162,000 square feet of retail space in Kalispell, Montana that we lease to various businesses. Vacancies can occur when a lease terminates, the tenant’s business fails, or the tenant breaches its lease obligations. In addition, one of our major anchor tenants has the right to terminate its lease if other major tenants cease to be tenants of the mall. Leases might not be renewed upon expiration, we may be unable to find new tenants for the space, or the terms of new or renewal leases, including the cost of required renovations, might be less favorable to us than current lease terms. Delays or difficulties in attracting tenants and costs incurred in preparing for tenant occupancy could reduce cash flow, decrease the value of the property and jeopardize our ability to pay our expenses.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Under the Red Lion name as of December 31, 2011, we owned 25 hotels, leased five, and had franchise arrangements with 18 hotels owned and operated by third parties. To support our owned, leased and franchised hotels, we provide all the services typical in our industry: marketing, sales, advertising, frequency program, revenue management, procurement, quality assurance, education and training, design and construction management. We maintain a central reservation call center with links to various travel agent global distribution systems and electronic distribution channels on the internet, including our branded website. The table below reflects our hotel properties and locations, total available rooms per hotel, as well as meeting space availability, as of December 31, 2011.

Property	Location	Total Available Rooms	Meeting Space (sq. ft.)
Red Lion Owned Hotels
Red Lion Hotel Eureka	Eureka, California	175	4,890
Red Lion Hotel Redding	Redding, California	192	6,800
Red Lion Hotel Denver Southeast(5)	Aurora, Colorado	478	25,000
Red Lion Hotel Boise Downtowner(1)	Boise, Idaho	182	8,600
Red Lion Hotel Pocatello	Pocatello, Idaho	150	13,000
Red Lion Templin’s Hotel on the River	Post Falls, Idaho	163	11,000
Red Lion Hotel Canyon Springs	Twin Falls, Idaho	112	5,085
Red Lion Colonial Hotel(5)	Helena, Montana	149	15,500
Red Lion Inn Bend North(1)	Bend, Oregon	75	2,000
Red Lion Hotel Coos Bay(1)	Coos Bay, Oregon	145	5,000
Red Lion Hotel Pendleton(1)	Pendleton, Oregon	170	9,769
Red Lion Hotel Salt Lake Downtown	Salt Lake City, Utah	393	12,000
Red Lion Hotel Columbia Center	Kennewick, Washington	162	9,700
Red Lion Hotel Olympia	Olympia, Washington	192	16,500
Red Lion Hotel Pasco	Pasco, Washington	279	17,240
Red Lion Hotel Port Angeles	Port Angeles, Washington	186	3,010
Red Lion Hotel Richland Hanford House	Richland, Washington	149	9,247
Red Lion Bellevue	Bellevue, Washington	181	5,700
Red Lion Hotel Kelso/Longview(1)	Kelso, Washington	161	8,670
Red Lion Hotel at the Park	Spokane, Washington	400	30,000
Red Lion Hotel Wenatchee(1)	Wenatchee, Washington	149	7,678
Red Lion Hotel Yakima Center	Yakima, Washington	156	11,000
Red Lion Kalispell Center	Kalispell, Montana	170	10,500

Owned Hotels (23 properties)		4,569	247,889

Other Owned Hotels
Red Lion Inn Missoula(1)(2)(5)	Missoula, Montana	76	640
Red Lion Hotel Medford(1)(2)(5)	Medford, Oregon	185	9,552

Other Owned Hotels (2 properties)		261	10,192

Red Lion Leased Hotels
Red Lion Hotel Eugene	Eugene, Oregon	137	5,600
Red Lion River Inn	Spokane, Washington	245	2,800
Red Lion Hotel Seattle Airport	Seattle, Washington	144	4,500
Red Lion Hotel Vancouver (at the Quay)	Vancouver, Washington	160	14,785
Red Lion Anaheim	Anaheim, California	308	5,000

Leased Hotels (5 properties)		994	32,685

Property	Location	Total Available Rooms	Meeting Space (sq. ft.)
Red Lion Franchised Hotels
Red Lion Inn and Suites Victoria	Victoria, BC Canada	85	450
Red Lion Hotel Denver Central	Denver, Colorado	297	15,206
Red Lion Hotel Lewiston	Lewiston, Idaho	183	12,259
Red Lion Hotel & Casino Elko	Elko, Nevada	222	3,000
Red Lion Hotel Farmington	Farmington, New Mexico	192	10,000
Red Lion Hotel Gallup	Gallup, New Mexico	126	9,000
Red Lion Hotel Grants	Grants, New Mexico	126	9,000
Red Lion Inn & Suites McMinnville	McMinnville, Oregon	67	1,312
Red Lion Inn Portland Airport	Portland, Oregon	136	3,000
Red Lion Hotel Portland Convention Center	Portland, Oregon	174	6,000
Red Lion Hotel Salem	Salem, Oregon	148	10,000
Red Lion Hotel on the River — Jantzen Beach	Portland, Oregon	318	35,000
Red Lion Hotel on Fifth Avenue(3)	Seattle, Washington	297	13,800
Red Lion Hotel Tacoma	Tacoma, Washington	119	750
Red Lion Hotel Idaho Falls	Idaho Falls, Idaho	138	8,800
Red Lion Hotel Oakland International Airport	Oakland, California	189	4,400
Red Lion Hotel Sacramento at Arden Village(1)(4)	Sacramento, California	260	19,644
Red Lion Inn Rancho Cordova	Rancho Cordova, California	109	—

Franchised Hotels (18 properties)		3,186	161,621

Total — All Hotels (48 properties)		9,010	452,387

(1)	These hotels were previously leased but acquired by the Company in November 2011.

(2)	At December 31, 2011 these hotels were identified as discontinued operations.

(3)	This hotel was previously owned by the Company but was sold in June 2011 and upon sale the purchaser entered into a franchise agreement.

(4)	This hotel is leased to a franchisee and under that franchise agreement, signed in 2011, the number of available rooms was reduced from 376 in 2010 to 260 in 2011.

(5)	Hotel listed for sale.

Owned and Leased Hotels

Owned hotels are those properties which we operate and manage and have ownership of the hotel facility, equipment, personal property, other structures and in most cases, the land. We recognize revenues and expenses on these properties, including depreciation where appropriate.

Leased hotels are properties we operate and manage where we may have ownership of some or all of the equipment and personal property on site, but where either the land and hotel facility or the underlying land is under an operating lease from a third party. We recognize revenues and expenses on these properties, including lease expense. These leases require us to pay fixed monthly rent and have expiration dates in 2016 and beyond. In addition, we are responsible for repairs and maintenance, operating expenses and management of operations. For additional information on leases, refer to Note 18 of Notes to Consolidated Financial Statements.

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

At December 31, 2011, our system of hotels included 18 hotels under franchise agreements, representing a total of 3,186 rooms and 161,621 square feet of meeting space.

Discontinued Operations

During the fourth quarter of 2011, we listed for sale two of our owned properties in which we do not expect to maintain significant continuing involvement. The operations of these hotels have been classified as discontinued operations in accordance with generally accepted accounting principles and are separately disclosed on the consolidated statement of operations comparative for all periods presented. For additional information, see Note 7 of Notes to Consolidated Financial Statements.

Other Operations

In addition to the operations discussed above, we maintain a direct ownership interest in a retail mall in Kalispell, Montana, which is attached to our Red Lion hotel at that location. We also own a hotel in Sacramento, California that we lease to a franchisee.

Item 3.	Legal Proceedings

At any given time, we are subject to claims and actions incident to the operation of our business. While the outcome of these proceedings cannot be predicted, it is the opinion of management that none of such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations. For additional information, refer to Note 13 of Notes to Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 4A. Executive	Officers of the Registrant

Set forth below is information regarding our executive officers and certain key employees as of March 7, 2012:

Name	Age	Position
Jon E. Eliassen	65	President and Chief Executive Officer
George H. Schweitzer	56	Executive Vice President and Chief Operating Officer, Hotel Operations
Julie Shiflett	44	Executive Vice President, Chief Financial Officer
Harry G. Sladich	50	Executive Vice President of Sales and Marketing
Thomas L. McKeirnan	43	Senior Vice President, General Counsel and Secretary
Jack G. Lucas	59	Vice President and President, TicketsWest

Jon E. Eliassen.    Mr. Eliassen was appointed as our Interim President and Chief Executive Officer on January 13, 2010. He was appointed as our President and Chief Executive Officer on February 14, 2011, removing the interim status. He has been a director of the company since September 2003. Mr. Eliassen was President and CEO of the Spokane Area Economic Development Council from 2003 until 2007. Mr. Eliassen retired in 2003 from his position as Senior Vice President and Chief Financial Officer of Avista Corp., a

publicly-traded diversified utility. Mr. Eliassen spent 33 years at Avista, including the last 16 years as its Chief Financial Officer. While at Avista, Mr. Eliassen was an active participant in development of a number of successful subsidiary company operations including technology related startups Itron, Avista Labs and Avista Advantage. Mr. Eliassen serves as Chairman of the Board of Directors of Itron Corporation, serves as a member of the Board of Directors of IT Lifeline, Inc, and is the principal of Terrapin Capital Group, LLC. Mr. Eliassen currently serves on the board of Innovate Washington. Mr. Eliassen’s corporate accomplishments are complemented by his extensive service to the community in roles which have included director and President of the Spokane Symphony Endowment Fund, director of The Heart Institute of Spokane, Washington State University Research Foundation, Washington Technology Center and Spokane Intercollegiate Research and Technology Institute and past director of numerous other organizations and energy industry associations.

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

Julie Shiflett.    Ms. Shiflett was appointed Executive Vice President, Chief Financial Officer effective September 1, 2011. Ms. Shiflett has been with Red Lion Hotels since October 2010 when she was hired under a contract to serve as Vice President of Finance. She is a principal of NW CFO, a financial consulting company she founded in 2008 which assists emerging and mid-market companies with activities including strategic planning, forecasting, and recapitalization. She served as Chief Financial Officer of Signature Genomic Laboratories in Spokane, Washington, in 2009 and 2010. Prior to that, Ms. Shiflett was Vice President and Chief Financial Officer of Columbia Paint and Coatings from 2006 to 2009 and Vice President of Finance and Administration of Riley Creek Lumber Company from 2001 until 2006. Her accounting career began at Coopers & Lybrand in Spokane. Ms. Shiflett also currently serves on the Board of Directors for an $8 billion financial institution, a chemical manufacturing company and a regional hospital.

Harry G. Sladich.    Mr. Sladich was appointed Executive Vice President of Sales and Marketing in May 2010. Mr. Sladich is a 34 year veteran of the hospitality industry with extensive experience in hotel sales and hotel operations as well as experience in destination marketing. Prior to his arrival at Red Lion, Mr. Sladich was President and Chief Executive Officer of the Spokane Regional Convention and Visitors Bureau and played a key role in building and selling the Washington State community’s image nationally, as well as internationally. Prior to the Spokane CVB, Mr. Sladich was Vice President of Sales and Marketing for Sterling Hospitality, hotel developers and operators of several franchises, including Holiday Inn Express, Hampton Inn and Quality Inn. Before working for Sterling Hospitality, Mr. Sladich was General Manager of Hotel Lusso, an upscale boutique hotel in Spokane, and was Vice-President of National Sales for Guestmark International (GMI), a national hotel marketing company based in Boston. Mr. Sladich has also worked for Sheraton Hotels in both hotel operations and food and beverage. Mr. Sladich started his career in 1977 in Spokane at the Travelodge River Inn, which is now the Red Lion River Inn. Washington State Governor Chris Gregoire appointed Mr. Sladich to two boards including the Motion Picture Competitiveness Program, WashingtonFilmWorks, and the Washington State Convention Center. He has also served on the board for the Western Association of Convention & Visitors Bureaus (WACVB), is past Chair for the Boys and Girls Club of Spokane County and is an Honorary Commander at Fairchild Air Force Base.

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

Jack G. Lucas.    Mr. Lucas serves as Vice President of Red Lion Hotels Corporation and President of TicketsWest. He is in charge of overseeing all of the various departments within our entertainment division. He has been President of TicketsWest since February 2006 and Vice President of Red Lion Hotels Corporation since August 1998. Mr. Lucas has approximately 28 years of experience in the entertainment industry, and has been employed by us since 1987. Mr. Lucas previously spent 13 years on the management staff of the City of Spokane Entertainment Facilities, which included a 2,700-seat performing arts center, 30,000-seat stadium, 8,500-seat coliseum, and convention center. Mr. Lucas was awarded the 2004 International Ticketing Professional of the Year award from the International Ticketing Association.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RLH”. The following table sets forth for the periods indicated the high and low sale prices for our common stock on the NYSE:

	High	Low
2011
Fourth Quarter (ended December 31, 2011)	$7.50	$6.29
Third Quarter (ended September 30, 2011)	$8.07	$6.00
Second Quarter (ended June 30, 2011)	$9.29	$7.43
First Quarter (ended March 31, 2011)	$8.79	$7.35
2010
Fourth Quarter (ended December 31, 2010)	$8.37	$7.17
Third Quarter (ended September 30, 2010)	$7.90	$5.80
Second Quarter (ended June 30, 2010)	$8.08	$5.80
First Quarter (ended March 31, 2010)	$7.31	$4.52

(b) The closing sale price of the common stock on the NYSE on March 8, 2012 was $7.65, with 133 shareholders of record of the common stock.

(c) We did not pay any cash dividends on our common stock during the last two fiscal years. The board of directors periodically reviews our dividend policy and our longer-term objectives of maximizing shareholder value. Any determination to pay cash dividends in the future will be at the discretion of our board.

(d) The following table provides information as of December 31, 2011 on plans under which equity securities may be issued to employees, directors or consultants:

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders:
1998 Stock Incentive Plan(1)	80,460	$5.84	—
2006 Stock Incentive Plan(2)	471,754	$9.71	1,009,450
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	552,214	$8.53	1,009,450

(1)	No further grants will be made under the 1998 Stock Incentive Plan.
(2)	Includes 288,342 shares of outstanding restricted stock unit awards in the 2006 Stock Plan, that are not included in the calculation of the Weighted-Average Price column.

(e) The below graph assumes an investment of $100 in our common stock and depicts its price performance relative to the performance of the Russell 2000 Index and the Standard & Poor’s Hotels, Resorts & Cruise Lines Index, assuming a reinvestment of all dividends. The price performance on the graph is not necessarily indicative of future stock price performance.

*	$100 invested on December 31, 2006 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. The selected consolidated statement of operations and balance sheet data are derived from our audited consolidated financial statements. The audited consolidated financial statements for certain of these periods are included elsewhere in this annual report. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified in their entirety by, our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this annual report and in our prior filings with the SEC.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Continuing Operations:
Total revenues	$156,080	$159,304	$161,267	$182,189	$181,488
Goodwill impairment(2)	14,236	—	—	—	—
Asset impairment (2,3,4)	8,430	5,733	8,509	—	—
Gain on asset dispositions(2)	33,379	25	253	208	428
Restructuring expenses (4,5)	—	—	136	2,067	—
Operating expenses (1,2,3,4,5)	148,600	163,010	163,165	176,705	165,986
Operating income (loss) (2,3,4,5)	7,480	(3,706)	(1,898)	5,484	15,502
Net income (loss) from continuing operations (2,3,4,5)	(5,970)	(7,850)	(6,207)	(1,678)	4,971
Earnings (loss) per share attributable to Red Lion Hotels Corporation from continuing operations:
Basic (2,3,4,5,6)	$(0.32)	$(0.43)	$(0.34)	$(0.09)	$0.26
Diluted (2,3,4,5,6)	$(0.32)	$(0.43)	$(0.34)	$(0.09)	$0.25
Discontinued Operations:
Impairment or gain on the assets of the discontinued business units, net of income tax expense (benefit)(6)	$(651)	$(38)	$(117)	$—	$932
Income (loss) from operations of discontinued business units, net of income tax expense (benefit)	(441)	(731)	(340)	29	247
Earnings (loss) per share from discontinued operations:
Basic(6)	$(0.06)	$(0.04)	$(0.03)	$0.00	$0.06
Diluted(6)	$(0.06)	$(0.04)	$(0.03)	$0.00	$0.06
Net Income (Loss) attributable to Red Lion Hotels Corporation	$(7,148)	$(8,609)	$(6,663)	$(1,637)	$6,116
Earnings (loss) per share attributable to Red Lion Hotels Corporation
Basic (2,3,4,5,6)	$(0.38)	$(0.47)	$(0.37)	$(0.09)	$0.32
Diluted (2,3,4,5,6)	$(0.38)	$(0.47)	$(0.37)	$(0.09)	$0.31
Weighted Average Shares Outstanding:
Basic	19,053	18,485	18,106	18,234	19,134
Diluted	19,053	18,485	18,106	18,234	19,506

	Year ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Non-GAAP Data
EBITDA (2,3,4,5,6)	$25,139	$16,444	$18,724	$25,762	$34,699
EBITDA from continuing operations (2,3,4,5)	26,481	17,175	18,920	25,223	32,244
Consolidated Statement of Cash Flow Data
Net cash (used in) provided by operating activities	$1,881	$19,487	$15,692	$22,803	$21,230
Net cash (used in) provided by investing activities	21,611	(10,428)	(16,970)	(53,754)	(12,491)
Net cash (used in) provided by financing activities	(25,523)	(8,932)	(13,059)	34,129	(7,014)
Consolidated Balance Sheet Data
Cash	$1,981	$4,012	$3,881	$18,216	$15,026
Working capital(7)	(469)	(48,347)	(1,161)	8,353	5,781
Assets held for sale	30,380	—	—	—	—
Property and equipment, net	232,589	272,030	285,601	298,059	260,228
Total assets	304,896	331,482	350,636	380,240	343,926
Total debt	70,496	95,152	106,322	119,331	83,220
Debentures due Red Lion Hotels Capital Trust	30,825	30,825	30,825	30,825	30,825
Liabilities of discontinued operations	—	—	29	60	88
Total liabilities	139,031	160,717	175,614	199,895	162,512
Total Red Lion Hotels Corporation stockholders’ equity	165,865	170,765	175,022	180,345	181,414

(1)	Operating expenses include all direct segment expenses, depreciation and amortization, gain (loss) on asset disposals, hotel facility and land lease and undistributed corporate expenses.

(2)

During the fourth quarter 2011, we recorded a $14.2 million impairment charge to our goodwill and a $6.2 million impairment charge related to two hotel properties. During the third quarter 2011, we recorded a $2.2 million impairment charge related to one hotel property. During the second quarter 2011, we recorded a net gain of $33.5 million from the sale of a hotel property.

(3)

During 2010, we recorded a $5.7 million impairment charge related to the termination of a sublease agreement, as well as $1.2 million in costs resulting from the separation of our former President and Chief Executive Officer in January 2010.

(4)	During 2009, we recorded an $8.5 million impairment charge related to one hotel property, as well as $0.1 million in restructuring charges.

(5)

During 2008, we recorded $2.1 million in restructuring expenses, as well as $3.7 million in separation payments pertaining to the retirement of our former President and Chief Executive Officer in February 2008.

(6)

In 2011, the balance includes a pre-tax impairment charge of $1.0 million on two hotel properties included in discontinued operations. In 2009, the balance includes an impairment charge of $0.2 million on one hotel property included in discontinued operations. In 2007, the balance includes a net gain on the sale of a commercial office complex of $1.2 million and a net loss of $0.3 million from the sale of a hotel property included in discontinued operations.

(7)	Represents current assets less current liabilities, excluding assets held for sale.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a non-GAAP measure that represents net income (loss) attributable to Red Lion Hotels Corporation before interest expense, income tax benefit (expense) and depreciation and amortization. We utilize EBITDA as a financial measure as management believes investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe it is a complement to net income (loss) attributable to Red Lion Hotels Corporation and other financial performance measures. EBITDA is not intended to represent net income (loss) attributable to Red Lion Hotels Corporation as defined by generally accepted accounting principles in the United States (“GAAP”), and such information should not be considered as an alternative to net income (loss), cash flows from operations or any other measure of performance prescribed by GAAP.

We use EBITDA to measure our financial performance because we believe interest, taxes and depreciation and amortization bear little or no relationship to our operating performance. By excluding interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our properties and operations. We generally pay federal and state income taxes on a consolidated basis, taking into account how the applicable taxing laws apply to us in the aggregate. By excluding taxes on income, we believe EBITDA provides a basis for measuring the financial performance of our operations excluding factors that our hotels cannot control. By excluding depreciation and amortization expense, which can vary from hotel to hotel based on historical cost and other factors unrelated to the hotels’ financial performance, EBITDA measures the financial performance of our hotels without regard to their historical cost. For all of these reasons, we believe that EBITDA provides us and investors with information that is relevant and useful in evaluating our business.

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

The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income (loss) attributable to Red Lion Hotels Corporation for the periods presented:

	Year ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
EBITDA from continuing operations	$26,481	$17,175	$18,920	$25,223	$32,244
Income tax benefit (expense) — continuing operations	(5,514)	4,520	3,815	1,173	(2,054)
Interest expense — continuing operations	(8,372)	(9,073)	(8,503)	(9,247)	(9,172)
Depreciation and amortization — continuing operations	(18,651)	(20,462)	(20,438)	(18,815)	(16,081)

Net income (loss) attributable to Red Lion Hotels
Corporation from continuing operations	(6,056)	(7,840)	(6,206)	(1,666)	4,937
Income (loss) on discontinued operations, net of tax	(1,092)	(769)	(457)	29	1,179

Net income (loss) attributable to Red Lion Hotels Corporation	$(7,148)	$(8,609)	$(6,663)	$(1,637)	$6,116

EBITDA	$25,139	$16,444	$18,724	$25,762	$34,699
Income tax benefit (expense)	(4,894)	4,937	4,070	1,164	(2,697)
Interest expense	(8,372)	(9,073)	(8,503)	(9,247)	(9,331)
Depreciation and amortization	(19,021)	(20,917)	(20,954)	(19,316)	(16,555)

Net income (loss) attributable to Red Lion Hotels Corporation	$(7,148)	$(8,609)	$(6,663)	$(1,637)	$6,116

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale, full, select and limited service hotels under our proprietary Red Lion brand. Established over 30 years ago, the Red Lion brand is regionally recognized and particularly well known in the western United States, where our hotels are located. The Red Lion brand is typically associated with mid-scale full and select service hotels.

As of December 31, 2011, our hotel system contained 48 hotels located in nine states and one Canadian province, with 9,010 rooms and 452,387 square feet of meeting space as provided below:

	Hotels	Total Available Rooms	Meeting Space (sq. ft.)
Red Lion Owned and Leased Hotels
Continuing Operations	28	5,563	280,574
Discontinued Operations	2	261	10,192
Red Lion Franchised Hotels	18	3,186	161,621

Total	48	9,010	452,387

We operate in three reportable segments:

•	The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels.

•

The franchise segment is engaged primarily in licensing the Red Lion brand to franchisees. This segment generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners in exchange for the use of our brand and access to our central services programs. These programs include the reservation system, guest loyalty program, national and regional sales, revenue management tools, access to quality inspections and advertising and brand standards. It has also historically reflected revenue from management fees charged to the owners of managed hotels. We have not managed any hotels for third parties since January 2008.

•	The entertainment segment derives revenue primarily from promotion and presentation of entertainment productions and ticketing services.

Our remaining activities, which are primarily related to our ownership interest in a retail mall attached to one of our hotels and to other miscellaneous real estate investments, do not constitute a reportable segment and have been aggregated into “other”.

Results of Operations

Our reported numbers for the periods presented in this report reflect results of the Red Lion Hotel on Fifth Avenue in Seattle, WA (“Seattle property”) for the full years prior to 2011 but not the full year of 2011, as the sale of that property closed on June 14, 2011. In order to help investors distinguish changes from results of continuing operations versus changes due to the sale of the Seattle property, we will discuss operating results from continuing operations as reported and also discuss certain operating results and data for the periods included in this report on a comparable hotel basis. Comparable hotels are properties that are owned or leased by us for the entirety of the reporting periods being compared. Therefore, the Seattle property is excluded from the comparable hotel statistics.

For the year ended December 31, 2011, our net loss was $7.1 million ($0.38 per share), which includes non-cash, pre-tax goodwill and asset impairment charges of $14.2 million and $8.4 million respectively and a $33.5 million pre-tax gain on the sale of a hotel. During the fourth quarter of 2011, we determined that the carrying amount of the hotel reporting unit exceeded its fair value, which was estimated based on a combined income and market approach. Accordingly, a goodwill impairment charge of $14.2 million was recognized in the hotel reporting unit. Further note, this goodwill did not have any tax basis, which results in a permanent difference between book and tax income and the unusual situation of having income tax expense for the year on a book loss.

During the third and fourth quarters of 2011, we recorded pre-tax asset impairment charges of $8.4 million in continuing operations and $1.0 million of pre-tax asset impairment charges in discontinued operations. Of that amount, $2.2 million relates to our Red Lion Colonial Hotel in Helena, Montana, $4.5 million relates to our Red Lion Hotel Denver Southeast in Aurora, Colorado and $1.7 million relates to our Red Lion Hotel Vancouver at the Quay in Vancouver, Washington. The hotels in Helena, Montana and Aurora, Colorado are both listed for sale and were written down to their estimated fair value less estimated costs to sell. The hotel in Vancouver, Washington is subject to a right of way acquisition by the state to build a replacement of a bridge, and we have determined the carrying value is not recoverable. The second quarter of 2011 included a pre-tax gain of $33.5 million generated by the sale of our Seattle property.

During 2010, we reported a net loss of $8.6 million ($0.47 per share), which includes a non-cash, pre-tax impairment charge of $5.7 million related to the termination of a franchise and sublease agreement. During the fourth quarter of 2010, we agreed to terminate the franchise and sublease agreement with the operator of the Red Lion Hotel Sacramento. We subsequently entered into an agreement with a new franchisee and subtenant. As a result of the original contract termination, we recognized an impairment charge of $5.7 million and a net credit adjustment of $1.5 million reflecting the recognition of deferred sublease income of $3.0 million partially offset by $1.5 million in expenses associated with uncollectible accounts and accrued expenses of the former subtenant. Also included in the 2010 net loss is $1.2 million of expense related to the separation of our former President and Chief Executive Officer.

During 2009, we reported a net loss of $6.7 million ($0.37 per share), which included a non-cash, pre-tax impairment charge of $8.5 million related to our Red Lion Hotel Denver Southeast as the Denver market experienced a substantial and sustained decline in demand for hotel rooms across all market segments.

A summary of our consolidated statement of operations is as follows (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Total revenue	$156,080	$159,304	$161,267
Operating expenses	148,600	163,010	163,165

Operating income (loss)	7,480	(3,706)	(1,898)
Other income (expense):
Interest expense	(8,372)	(9,073)	(8,503)
Other income, net	436	409	379

Income (loss) from continuing operations before income taxes	(456)	(12,370)	(10,022)
Income tax (benefit) expense	5,514	(4,520)	(3,815)

Net income (loss) from continuing operations	(5,970)	(7,850)	(6,207)

Income (loss) from discontinued operations, net of tax	(1,092)	(769)	(457)

Net income (loss)	$(7,062)	$(8,619)	$(6,664)

Net income (loss) attributable to Red Lion Hotels Corporation	$(7,148)	$(8,609)	$(6,663)

Earnings (loss) per share — basic and diluted	$(0.38)	$(0.47)	$(0.37)

Non-GAAP data:
EBITDA	$25,139	$16,444	$18,724
EBITDA from continuing operations	$26,481	$17,175	$18,920

The following table (in thousands) details the impact to EBITDA from continuing operations of the $14.2 million goodwill and $8.4 million asset impairment charges as well as the $33.5 million gain on the sale of the Seattle property, all recorded for the year ended December 31, 2011. Also detailed is the impact of the $5.7 million impairment charge and a $1.5 million credit adjustment for the termination of a sublease and franchise agreement at our Red Lion Hotel Sacramento and a $1.2 million charge for CEO separation costs, all recorded for the year ended December 31, 2010. Finally, detailed is an impairment charge and restructuring expenses recorded for the year ended December 31, 2009.

	2011	2010	2009
Asset impairment (1,2,3)	$(8,430)	$(5,733)	$(8,509)
Goodwill impairment(1)	(14,236)	—	—
Gain on asset disposition(1)	33,549	—	—
Franchise, sublease termination(2)	—	1,560	—
Separation costs(2)	—	(1,219)	—
Restructuring expenses(3)	—	—	(136)

Impact on EBITDA from continuing operations	$10,883	$(5,392)	$(8,645)

(1)

During the fourth quarter 2011, we recorded a $14.2 million impairment charge to our goodwill and a $6.2 million impairment charge related to two hotel properties. During the third quarter 2011, we recorded a $2.2 million impairment charge related to one hotel property. During the second quarter 2011, we recorded a net gain of $33.5 million from the sale of a hotel property.

(2)

During the fourth quarter 2010, we recorded a $5.7 million impairment charge related to the termination of a sublease agreement. In addition, we accelerated the recognition of $3.0 million of deferred lease income associated with that contract and had additional adjustments in the amount of $1.5 million that were necessary to reflect uncollectible amounts and accrued expenses that partially offset the deferred lease income adjustment. During the first quarter 2010 we recorded $1.2 million in costs resulting from the separation of our former President and Chief Executive Officer.

(3)	During 2009, we recorded an $8.5 million impairment charge related to one hotel property, as well as $0.1 million in restructuring charges.

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

We use EBITDA to measure our financial performance because we believe interest, taxes and depreciation and amortization bear little or no relationship to our operating performance. By excluding interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our properties and operations. We generally pay federal and state income taxes on a consolidated basis, taking into account how the applicable taxing laws apply to us in the aggregate. By excluding taxes on income, we believe EBITDA provides a basis for measuring the financial performance of our operations excluding factors that our hotels cannot control. By excluding depreciation and amortization expense, which can vary from hotel to hotel based on historical cost and other factors unrelated to the hotels’ financial performance, EBITDA measures the financial performance of our hotels without regard to their historical cost. For all of these reasons, we believe EBITDA provides us and investors with information that is relevant and useful in evaluating our business.

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

The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income (loss) attributable to Red Lion Hotels Corporation for the periods presented (in thousands):

	Year ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
EBITDA from continuing operations	$26,481	$17,175	$18,920	$25,223	$32,244
Income tax benefit (expense) —continuing operations	(5,514)	4,520	3,815	1,173	(2,054)
Interest expense — continuing operations	(8,372)	(9,073)	(8,503)	(9,247)	(9,172)
Depreciation and amortization —continuing operations	(18,651)	(20,462)	(20,438)	(18,815)	(16,081)

Net income (loss) attributable to Red Lion Hotels Corporation from continuing operations	(6,056)	(7,840)	(6,206)	(1,666)	4,937
Income (loss) on discontinued operations, net of tax	(1,092)	(769)	(457)	29	1,179

Net income (loss) attributable to Red Lion Hotels Corporation	$(7,148)	$(8,609)	$(6,663)	$(1,637)	$6,116

EBITDA	$25,139	$16,444	$18,724	$25,762	$34,699
Income tax benefit (expense)	(4,894)	4,937	4,070	1,164	(2,697)
Interest expense	(8,372)	(9,073)	(8,503)	(9,247)	(9,331)
Depreciation and amortization	(19,021)	(20,917)	(20,954)	(19,316)	(16,555)

Net income (loss) attributable to Red Lion Hotels Corporation	$(7,148)	$(8,609)	$(6,663)	$(1,637)	$6,116

Revenue

A breakdown of revenues from continuing operations is as follows (in thousands, except for percentage changes):

Revenue From Continuing Operations

				2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	$ Change	% Change	$ Change	% Change
Hotels:
Room revenue	$100,735	$104,356	$98,717	$(3,621)	-3.5%	$5,639	5.7%
Food and beverage revenue	33,731	35,249	40,354	(1,518)	-4.3%	(5,105)	-12.7%
Other hotel revenue	3,825	4,773	4,249	(948)	-19.9%	524	12.3%

Total hotel segment revenue	138,291	144,378	143,320	(6,087)	-4.2%	1,058	0.7%

Franchise revenue	3,955	3,209	3,616	746	23.2%	(407)	-11.3%
Entertainment revenue	11,379	9,236	11,690	2,143	23.2%	(2,454)	-21.0%
Other revenue	2,455	2,481	2,641	(26)	-1.0%	(160)	-6.1%

Total revenue	$156,080	$159,304	$161,267	$(3,224)	-2.0%	$(1,963)	-1.2%

Our reported hotel segment numbers for the periods presented in this report reflect the results of our Seattle property for the full years 2009 and 2010, but not the full year 2011, as the sale of that property closed on June 14, 2011. In order to help investors distinguish changes in our results from continuing operations versus changes due to the sale of the Seattle property, we will discuss our operating results as reported and also on a comparable hotel basis to exclude the results of the Seattle property from the hotel segment.

A breakdown of our comparable hotel revenues are as follows (in thousands, except for percentage changes):

Comparable Hotel Revenue From Continuing Operations

				2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	$ Change	% Change	$ Change	% Change
Room revenue from continuing operations	100,735	104,356	98,717	(3,621)		5,639
less: Room revenue from Seattle Fifth Avenue property	(4,379)	(10,501)	(9,931)	6,122		(570)

Comparable room revenue	$96,356	$93,855	$88,786	$2,501	2.7%	$5,069	5.7%
Food and beverage revenue from continuing operations	33,731	35,249	40,354	(1,518)		(5,105)
less: Food and beverage revenue from Seattle Fifth Avenue property	(991)	(2,280)	(2,512)	1,289		232

Comparable food and beverage revenue	$32,740	$32,969	$37,842	$(229)	-0.7%	$(4,873)	-12.9%
Other hotels revenue from continuing operations	3,825	4,773	4,249	(948)		524
less: Other hotels revenue from Seattle Fifth Avenue property	(617)	(1,498)	(1,545)	881		47

Comparable other hotels revenue	$3,208	$3,275	$2,704	$(67)	-2.0%	$571	21.1%
Total hotel revenue from continuing operations	138,291	144,378	143,320	(6,087)		1,058
less: Total hotel revenue from Seattle Fifth Avenue property	(5,987)	(14,279)	(13,988)	8,292		(291)

Comparable total hotels revenue	$132,304	$130,099	$129,332	$2,205	1.7%	$767	0.6%

Comparable hotel revenue from continuing operations represents reported hotel segment revenue less the impact of the Seattle property’s revenue. We utilize comparable hotel revenue from continuing operations as a financial measure because management believes that investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe it is a complement to reported revenue and other financial performance measures. Comparable hotel revenue from continuing operations is not intended to represent reported hotel revenue defined by generally accepted accounting principles in the United States (“GAAP”), and such information should not be considered as an alternative to reported hotel revenue or any other measure of performance prescribed by GAAP.

2011 Compared to 2010

Revenues in 2011 from the hotel segment decreased $6.1 million or 4.2% from 2010, resulting primarily from the sale of the Seattle property in the second quarter of 2011, which resulted in only a partial year of revenue in 2011 compared to a full year of revenue in 2010. On a comparable basis, excluding the results of the Seattle property, revenue from the hotel segment increased $2.2 million or 1.7% in 2011 compared to 2010. This comparable increase was primarily driven by a 120 basis point increase in occupancy, resulting from higher transient volume. Comparable food and beverage revenue decreased 0.7% primarily related to a decline in banquet business.

Revenue from our franchise segment increased $0.7 million or 23.2% resulting from the addition of new franchised hotels during the year, and also a rate holiday given in 2010 that did not recur in 2011. Revenue from our entertainment segment increased $2.1 million or 23.2% driven by a successful two week production in 2011 of the Broadway show Wicked. The increase from this production was partially offset by a decrease in revenue from the ticketing portion of this segment, which was negatively impacted by weak ticket demand for entertainment events in the markets we serve.

2010 Compared to 2009

Revenues in 2010 from the hotel segment increased $1.1 million, or 0.7%, compared to 2009, resulting from a 5.7% increase in room revenue which was driven by higher-rated transient and preferred corporate guests and reduced room bookings from discount online travel agent (“OTA”) channels. Food and beverage revenue saw a 12.7% decrease in 2010 compared to 2009 reflecting the impact of our breakfast inclusive strategy and the decision to modify food and beverage offerings in select markets. On a comparable basis, excluding the results of the Seattle property, revenue from the hotel segment increased $0.8 million or 0.6% compared to 2009. The same drivers that impacted the hotel segment as reported, which are mentioned above, similarly impacted the comparable results.

Revenue from our franchise segment decreased $0.4 million, or 11.3%, in 2010 compared to 2009, due to a one time settlement received in 2009. Revenue from our entertainment segment decreased $2.5 million, or 21.0%, in 2010 compared to 2009 resulting primarily from the impact of one less “Best of Broadway” production in 2010. Other segment revenues, consisting primarily of the operations of a mall, were down $0.2 million to $2.5 million in 2010.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, depreciation and amortization, hotel facility and land lease expense, gain or loss on asset dispositions and undistributed corporate expenses. In 2011, operating expenses included a $14.2 million goodwill impairment charge. During our annual impairment testing, we determined that the carrying amount of the hotel reporting unit exceeded its fair value. Accordingly, a goodwill impairment charge of $14.2 million was recognized in the hotel reporting unit to impair all of the remaining goodwill associated with the hotel reporting unit. Also during 2011, we recorded pre-tax asset impairment charges of $8.4 million. Of that amount, $2.2 million relates to our Red Lion Colonial Hotel in Helena, Montana, $4.5 million relates to our Red Lion Hotel Denver Southeast in Aurora, Colorado and $1.7 million relates to our Red Lion Hotel Vancouver at the Quay in Vancouver, Washington. The hotels in Helena and Aurora are both listed for sale and were written down to their estimated fair value less estimated costs to sell. The hotel in Vancouver, Washington is subject to a right of way acquisition by the state in order to build a replacement of a bridge, thus we have determined that the carrying value is not recoverable. We also recorded a pre-tax gain of $33.5 million generated by the sale of our Seattle property, in the second quarter of 2011. In 2010, operating expenses included a $5.7 million asset impairment charge relating to the termination of a sublease and franchise agreement at our Red Lion Hotel Sacramento. In 2009, operating expenses included an $8.5 million asset impairment charge and a $0.1 million expense for restructuring. The table below provides a breakdown of our operating expenses, as well as direct margins by segment as reported for each of the three years in the period ended December 31, 2011:

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except for percentages)
Operating Expenses From Continuing Operations
Hotels	$111,498	$112,934	$109,356
Franchise	4,092	3,118	2,255
Entertainment	10,584	7,769	9,466
Other	1,733	1,598	2,075
Depreciation and amortization	18,651	20,462	20,438
Hotel facility and land lease	7,252	5,117	5,983
Goodwill impairment	14,236	—	—
Asset impairment	8,430	5,733	8,509
Gain on asset dispositions, net	(33,379)	(25)	(253)
Separation costs	—	1,219	—
Undistributed corporate expenses	5,503	5,085	5,200
Restructuring expenses	—	—	136

Total operating expenses	$148,600	$163,010	$163,165

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except for percentages)
Hotels revenue — continuing(1)	$138,291	$144,378	$143,320
Direct margin(2)	$26,793	$31,444	$33,964
Direct margin %	19.4%	21.8%	23.7%
Franchise revenue	$3,955	$3,209	$3,616
Direct margin(2)	$(137)	$91	$1,361
Direct margin %	-3.5%	2.8%	37.6%
Entertainment revenue	$11,379	$9,236	$11,690
Direct margin(2)	$795	$1,467	$2,224
Direct margin %	7.0%	15.9%	19.0%
Other revenue	$2,455	$2,481	$2,641
Direct margin(2)	$722	$883	$566
Direct margin %	29.4%	35.6%	21.4%

(1)	Excludes operations classified as discontinued.

(2)	Revenues less direct operating expenses.

Our reported hotel segment numbers for the periods presented in this report reflect the results of our Seattle property for the full years 2009 and 2010, but not the full year 2011, as the sale of that property closed on June 14, 2011. In order to help investors distinguish changes in 2011 results from operations versus changes due to the sale of the Seattle property, we will discuss operating results as reported and also on a comparable hotel basis to exclude the results of the Seattle property.

A breakdown of our comparable hotel operating expenses from continuing operations and margin are as follows (in thousands, except for percentage changes):

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except for percentage changes)
Hotel operating expenses from continuing operations	111,498	112,934	109,356
less: Hotel operating expenses from Seattle Fifth Avenue property	(4,639)	(9,465)	(9,042)

Comparable hotel operating expenses	$106,859	$103,469	$100,314
Hotel revenue from continuing operations	138,291	144,378	143,320
less: Hotel revenue from Seattle Fifth Avenue property	(5,987)	(14,279)	(13,988)

Comparable hotel revenue	$132,304	$130,099	$129,332
Hotel direct operating margin from continuing operations	26,793	31,444	33,964
less: Hotel direct operation margin from Seattle Fifth Avenue property	(1,348)	(4,814)	(4,946)

Comparable hotel direct margin	$25,445	$26,630	$29,018
Comparable direct margin %	19.2%	20.5%	22.4%

Comparable hotel operating expenses from continuing operations represents reported hotel segment operating expenses less the impact of the Seattle property’s expense. We utilize comparable hotel operating expenses from continuing operations as a financial measure because management believes that investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe it is a complement to reported operating expenses and other financial performance measures. Comparable hotel operating expenses from continuing operations is not intended to represent reported hotel operating expenses defined by generally accepted accounting principles in the United States (“GAAP”), and such information should not be considered as an alternative to reported hotel operating expenses or any other measure of performance prescribed by GAAP.

2011 Compared to 2010

Direct hotel expenses as reported were $111.5 million in 2011 compared to $112.9 million in 2010. The sale of the Seattle property is the primary driver of the overall decline in hotel expenses because only a partial year of expenses incurred in 2011 compared to a full year of expenses in 2010. On a comparable basis, direct hotel expenses were $106.9 million compared to $103.5 million, representing a 3.3% increase. Rooms related expenses increased $1.6 million or 5.5% driven by labor, promotional and reservation costs. We also incurred additional expense related to sales, marketing, maintenance and energy costs during 2011. On a comparable basis, the segment recorded direct margin in 2011 of $25.4 million compared to $26.6 million in 2010.

Direct costs from the franchise segment increased $1.0 million in 2011 from 2010 primarily reflecting additional costs associated with the current subtenant and franchisee of our Sacramento property. Entertainment direct costs increased $2.8 million, or 36.2%, reflecting the impact of the costs associated with the successful production during 2011 of the Broadway play Wicked.

Depreciation and amortization expense declined by $1.8 million in 2011 compared to 2010. The primary drivers of the decline were the sale of the Seattle property in June 2011 and also the marketing of four additional properties for sale during the year. These properties were classified as assets held for sale and we ceased recording depreciation on them upon their classification to assets held for sale as required under generally accepted accounting principles.

Hotel facility and land lease costs increased $2.1 million to $7.3 million in 2011 compared to $5.1 million in 2010. This increase is primarily the result of 2010 expense including an accelerated recognition of deferred sublease income of $3.0 million partially offset by a write off of an uncollectible note receivable of $1.2 million, both associated with our Red Lion Hotel Sacramento sublease agreement, which was terminated in the fourth quarter of 2010. Additionally, we renewed our lease in Anaheim, California during the year at a contractually higher lease rate. Partially offsetting these increases were savings of approximately $0.7 million in the last two months of 2011 resulting from the termination of a lease with iStar Financial in which we acquired the leased properties.

During the fourth quarter of 2011, we recorded a $14.2 million goodwill impairment charge. During our annual impairment testing, we determined that the carrying amount of the hotel reporting unit exceeded its fair value. Accordingly, a goodwill impairment charge of $14.2 million was recognized in the hotel reporting unit to impair all of the remaining goodwill associated with the hotel reporting unit. Also during 2011, we recorded pre-tax asset impairment charges of $8.4 million. Of that amount, $2.2 million relates to our Red Lion Colonial Hotel in Helena, Montana, $4.5 million relates to our Red Lion Hotel Denver Southeast in Aurora, Colorado and $1.7 million relates to our Red Lion Hotel Vancouver at the Quay in Vancouver, Washington. The hotels in Helena and Aurora are both listed for sale and were written down to their estimated fair value less estimated costs to sell. The hotel in Vancouver, Washington is subject to a right of way acquisition by the state in order to build a replacement of a bridge, thus we have determined that the carrying value is not recoverable.

In 2011, the net gain on asset dispositions reflects the gain recognized on the sale of our Seattle property in the amount of $33.5 million. Additionally, this line includes the ongoing recognition of deferred gains on a previously sold hotel for which we entered into a long-term lease arrangement, offset by asset disposition losses throughout the year.

Undistributed corporate expenses include general and administrative charges such as corporate payroll, legal expenses, director and officers insurance, bank service charges, outside accountants and various other expenses. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified to a particular segment are distributed, such as accounting, human resources and information technology, and are included in direct expenses of the segments to which they are allocated.

2010 Compared to 2009

Direct hotel expenses in 2010 were $112.9 million compared to $109.4 million in 2009, representing a 3.2% increase. Rooms related expenses increased $4.0 million, offset by a food and beverage cost decrease of $3.0 million during the comparable periods, reflecting the impact of our breakfast inclusive sales strategy and the decision to modify food and beverage offerings in select markets. As part of our operational strategy, the hotel segment reported a 13.0%, or $1.4 million increase in expense related to sales personnel and technology expense in 2010. Overall, the segment recorded direct profit during 2010 of $31.4 million compared to $34.0 million in 2009. On a comparable basis, direct hotel expenses in 2010 were $103.5 million compared to $100.3 million in 2009, representing a 3.2% increase. Similar to above, the primary driver of the expense increase was the investment in sales and technology in 2010. The comparable direct margin recorded in the hotel segment in 2010 was $26.6 million compared to $29.0 million in the prior year.

Direct costs from the franchise segment increased $0.9 million in 2010 from 2009 reflecting additional costs associated with a former subtenant and franchisee of our Sacramento property. Entertainment direct costs decreased $1.7 million, or 17.9%, reflecting the impact of one less “Best of Broadway” production in 2010 compared to 2009.

Depreciation and amortization expense in 2010 of $20.5 million was essentially flat compared to 2009.

Hotel facility and land lease costs decreased $0.9 million to $5.1 million in 2010 compared to $6.0 million in 2009. This decrease was primarily the result of an accelerated recognition of deferred sublease income of $3.0 million partially offset by a write off of an uncollectible note receivable of $1.2 million, both associated with our Red Lion Hotel Sacramento sublease agreement with a former tenant.

During the fourth quarter of 2010, we recorded an impairment charge of $5.7 million related to the termination of a sublease and franchise agreement with the former operator of our Red Lion Hotel Sacramento. Due to this change in circumstances, a review of the carrying value of certain long-lived and intangible assets was conducted and it was determined that the carrying amount of those assets was not recoverable. The impairment charge recorded was equal to the amount by which the carrying amount exceeded the fair value of the assets. This compares to an impairment charge of $8.5 million recorded in 2009 related to the Red Lion Hotel Denver Southeast. Also during 2010, we recorded a $1.2 million charge for separation costs associated with the departure of our former President and Chief Executive Officer.

The net gain on asset dispositions reflects the ongoing recognition of deferred gains on a previously sold hotel for which we entered into a long-term lease arrangement, offset by asset disposition losses throughout the year.

Undistributed corporate expenses include general and administrative charges such as corporate payroll, legal expenses, director and officers insurance, bank service charges, outside accountants and various other expenses. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified to a particular segment are distributed, such as accounting, human resources and information technology, and are included in direct expenses of the segments to which they are allocated.

Interest Expense

Interest expense for the year ended December 31, 2011 decreased $0.7 million to $8.4 million compared to $9.1 million recorded in 2010. The decline is primarily attributable to a decline in the principal amount of debt outstanding in 2011. Our average pre-tax interest rate on debt during 2011 was 7.0% compared to 6.8% in 2010.

Interest expense for the year ended December 31, 2010 increased $0.6 million to $9.1 million compared to $8.5 million recorded in 2009 due to modest rate increases associated with loan amendments made early in 2010. Our average pre-tax interest rate on debt during 2010 was 6.8% compared to 6.2% in 2009.

Other Income

Other income primarily consists of interest income, which has been relatively flat at $0.4 million in 2011, 2010 and 2009.

Income Taxes

Our effective income tax rate with respect to income from continuing operations for 2011 was 244.5% as compared to (33.3%) and (35.5%) for 2010 and 2009, respectively. The increase in our rate is due primarily to the 2011 impairment of $14.2 million of book basis goodwill which is not deductible for tax purposes. Other items giving rise to a difference between our statutory U.S. federal tax rate of 34% and our effective rate include state taxes and incentive tax credits allowed under federal law. A valuation allowance against our deferred tax assets has not been established, as we believe it is more likely than not that these assets will be realized.

Discontinued Operations

During the year ended December 31, 2011, we concluded that we did not intend to maintain continuing involvement with two of our hotels listed for sale which are located in Medford, Oregon and Missoula, Montana. Accordingly, the operations of these hotels have been classified as discontinued operations in our statements of operations for all years presented. For the year ended December 31, 2010, we concluded that a leased hotel in Astoria, Oregon had reached the end of its useful life and the hotel was closed. Accordingly, the operations of that hotel have been classified as discontinued operations for all years presented. For additional information, see Note 7 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

As of December 31, 2011 we had total long term debt maturing within one year of $3.3 million. Additionally, the outstanding balance under our revolving credit facility at December 31, 2011 of $0.8 million is included as a current liability.

Our current liabilities at December 31, 2011 exceeded our current assets, excluding assets held for sale, by $0.5 million. We are actively pursuing financing alternatives to address maturing liabilities, capital needs and to supplement working capital. Additionally, we can access up to $10 million on our current revolving credit facility to fund operating needs. As of March 8, 2012, the full $10 million on our revolving credit facility was available as we had no amount drawn on that date. While we continue to be in compliance with our debt covenants, and are working to generate higher positive cash flow from operations and to have adequate liquidity to fund our ongoing operating activities, there can be no assurance that we will be able to repay or refinance our debts when they mature, or invest in our hotels to remain competitive at our current rates.

On June 14, 2011, we completed a sale of our Red Lion Hotel on Fifth Avenue in Seattle, Washington for $71 million in cash and used $28 million of the proceeds to retire our revolving credit facility, which was scheduled to expire in September 2011. We also used $37 million of the proceeds to acquire a portfolio of 10 previously leased hotels from iStar Financial, Inc. in November 2011. As a result of this acquisition, contractual annual lease payment obligations of approximately $4.3 million have been eliminated.

On September 12, 2011, we expanded our existing term loan agreement with Wells Fargo Bank, National Association (“Wells Fargo”). The term loan, on which the outstanding principal was approximately $12 million, was increased to $30 million. The additional advance of approximately $18 million was used to pay off maturing debt aggregating $17.4 million and to pay expenses in connection with the transaction, including a $0.2 million commitment fee, resulting in net cash proceeds to us of approximately $0.4 million. Principal payments of $0.5 million are required on the loan on December 31, 2011 and on the last day of each calendar quarter thereafter. Additional principal payments will be required on the term loan if a property securing the facility is sold or we raise new equity. In the case of a property sale, the additional payment required will be the greater of (i) 50% of the net proceeds from the sale or (ii) 50% of the appraised market value of the property being sold. In the case of an equity issue, the additional payment required will be 50% of the net equity proceeds raised. The facility matures on March 31, 2013 and all remaining unpaid amounts will be due on that date.

Under the facility with Wells Fargo, in addition to the $30 million term loan, a revolving line of credit for up to $10 million (further modified on February 2, 2012, see below) for general corporate purposes became available on October 13, 2011 and all unpaid amounts will be due on March 31, 2013.

Interest during 2011 under the term loan and revolving line of credit was payable at our option (i) at a fluctuating rate 2% above a base rate in effect from time to time, or (ii) at a rate 4.5% above LIBOR (under one, three or six month terms).

Our obligations under the $40 million facility are (i) guaranteed by our subsidiaries Red Lion Hotels Limited Partnership (“RLHLP”), Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Holdings, Inc., (ii) secured by our accounts receivable and inventory, and (iii) further collateralized by our owned hotel properties in Bellevue, Spokane and Olympia, Washington, in Post Falls and Pocatello, Idaho, in Kalispell and Helena, Montana and in Aurora, Colorado. On November 2, 2011, we purchased 10 hotels formerly leased from iStar Financial Inc.; see Note 5 of Condensed Notes to Consolidated Financial Statements for further details. Subsequent to their purchase, we pledged our hotels in Bend and Coos Bay, Oregon, Boise, Idaho, Kelso and Wenatchee, Washington, and Sacramento, California as additional collateral for the facility.

The credit facility requires us to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage and to debt service coverage ratios and limitations of borrowing availability based on the operating results of collateral properties. It also includes customary events of default. We were in compliance with these covenants at December 31, 2011.

We are committed to keeping our properties well maintained and attractive to our customers in order to enhance our competitiveness within the industry and keep our hotels in the midscale category. This requires ongoing access to capital for replacement of outdated furnishings as well as for facility repair, modernization and renovation. Over the last three to four years, our levels of capital expenditures for these purposes have been lower than normal due to the general economic conditions impacting our industry. As a result, we will be required over the next 18 months to invest significant amounts in hotel maintenance in order to support the room rates that we have historically charged.

We announced a strategic listing for sale or the intent to sell some of our real estate assets in 2011. See Notes 5 and 6 of Notes to Consolidated Financial Statements for further detail. We may seek to raise additional funds for capital improvements, operating expenses, franchise or hotel expansion or other corporate needs through public or private financings, strategic relationships, sale of assets or other arrangements. We cannot assure that such funds, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financings may be dilutive to shareholders and debt financing, if available, may involve covenants that place substantial restrictions on our business. As mentioned above additional principal payments will be required on our term loan if a property securing that facility is sold or we raise new equity. In the case of a property sale, the additional payment required will be the greater of (i) 50% of the net proceeds from the sale, or (ii) 50% of the appraised market value of the property being sold. In the case of an equity issue, the additional payment required will be 50% of the net equity proceeds raised. Our failure to secure funding as and when needed could have a material adverse impact on our financial condition and our ability to pursue business strategies.

At December 31, 2011, outstanding debt was $101.3 million. That debt balance includes $29.5 million outstanding on the term loan mentioned above and $0.8 million outstanding on our line of credit. We also had

$30.8 million in the form of trust preferred securities and a total of $40.2 million in nine fixed-rate notes collateralized by individual properties. Our average pre-tax interest rate on debt was 7.0% at December 31, 2011, of which 70.1% was fixed at an average rate of 7.9% and 29.9% was at an average variable rate of 4.8%. Our term loan matures in March 2013 and our fixed-rate notes mature in July 2013.

Of the $101.3 million in total debt obligations, two pools of cross securitized debt exist: (i) one consisting of five properties with total borrowings of $19.0 million; and (ii) a second consisting of four properties with total borrowings of $21.2 million. Each pool of securitized debt includes defeasance provisions for early repayment.

On February 2, 2012, we modified our existing credit facility with Wells Fargo, effective December 31, 2011, as follows: A financial covenant relating to loan commitment coverage was eliminated. In lieu thereof, we agreed that borrowings under the facility’s revolving line of credit which extends up to $10 million, may be limited based on a formula relating to the trailing twelve-month consolidated net income of the hotel properties collateralizing the facility. The financial covenant relating to debt service coverage ratio was eased. We were relieved of our obligation to offer our hotel in Medford, Oregon as additional security for the facility and for the period from January 1, 2012 through August 31, 2012 and the margins on the interest rate options under the term loan and revolving line of credit were increased (i) to 2.5% for borrowings accruing interest by reference to the facility’s base rate, and (ii) to 5% for borrowings accruing interest by reference to LIBOR. Thereafter, the margins will decrease to at most 2% and 4.5%, respectively, or to as low as 1% and 3.5%, respectively, if our senior leverage ratio decreases sufficiently. We paid a fee of $10,000 in connection with the modification of the facility.

Operating Activities

Net cash provided by operating activities totaled $1.9 million in 2011, a $17.6 million decrease from $19.5 million in 2010 and a $13.8 million decrease from 2009. Working capital changes, including changes to restricted cash, receivables, inventories, prepaid expenses, payables and accrued expenses and deferred income, were unfavorable in 2011 compared to 2010 by $13.1 million and favorable in 2010 compared to 2009 by $12.0 million. In 2011, we had a $1.7 million higher accounts receivable balance relating to the timing of collection of receivables in our entertainment segment. Additionally, we funded our January 3, 2012 payroll of approximately $1.7 million on December 30, 2011, resulting in a reduction in accrued payroll. The remaining variance was driven by the timing of vendor payments in 2011.

Investing Activities

Net cash provided by investing activities totaled $21.6 million in 2011 compared to net cash used in investing activities of $10.4 million in 2010 and $17.0 million used in 2009. In 2011, we sold one of our properties in Seattle, which provided $68.3 million after selling costs and we acquired a leased portfolio of assets, which used $37.5 million including closing costs. Additions to property and equipment used $8.8 million. Additions to property and equipment decreased $5.8 million in 2010 compared to 2009. During 2010, we spent $10.6 million on investments in maintenance, technology and hotel improvement projects. Of the $16.4 million of capital spent in 2009, $12.3 million was used for renovation activities.

Financing Activities

Net cash used in financing activities totaled $25.5 million in 2011 compared to $8.9 million in 2010. During 2011, we used proceeds from the sale of the Seattle property to retire our revolving credit facility which had a balance of $28 million. We also repaid $25.5 million of long-term debt, and had total borrowings of $28.9 million over the course of the year. Net cash used in financing activities totaled $8.9 million in 2010 compared to $13.1 million used in 2009. During 2010, we paid a net $8.0 million on our credit facility compared to net payment during 2009 of $10.0 million.

At December 31, 2011, we had total debt obligations of $101.3 million, of which $40.2 million was under nine notes collateralized by individual hotels, all with fixed interest rates of 6.7%. These nine notes all mature in July 2013. Our average pre-tax interest rate on debt was 7.0% at December 31, 2011, compared to 6.8% at December 31, 2010. Included within outstanding debt are debentures due to the Red Lion Hotels Capital Trust of $30.8 million, which are uncollateralized and due to the trust in 2044 at a fixed rate of 9.5%.

On September 12, 2011, we expanded our existing term loan agreement with Wells Fargo. The term loan, on which the outstanding principal was approximately $12 million, was increased to $30 million. The additional advance of approximately $18 million was used to pay off maturing debt aggregating $17.4 million and to pay expenses in connection with the transaction, including a $0.2 million commitment fee, resulting in net cash proceeds to us of approximately $0.4 million. Principal payments of $0.5 million are required on the loan on December 31, 2011 and on the last day of each calendar quarter thereafter. Additional principal payments will be required on the term loan if a property securing the facility is sold or we raise new equity. In the case of a property sale, the additional payment required will be the greater of (i) 50% of the net proceeds from the sale or (ii) 50% of the appraised market value of the property being sold. In the case of an equity issue, the additional payment required will be 50% of the net equity proceeds raised. The facility matures on March 31, 2013 and all remaining unpaid amounts will be due on that date.

Net cash (used in) provided by financing activities during 2011 benefited from the exercise of stock options by employees resulting in proceeds to us of $0.9 million. During 2010, this category benefited from the exercise of stock options by employees including former executives resulting in proceeds to us of $2.5 million. No options were exercised during 2009.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and estimated interest on debt, as of December 31, 2011 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt(1)	$76,058	$7,890	$68,168	$—	$—
Operating and capital leases	26,307	5,000	7,850	6,000	7,457
Service agreements	1,035	655	380	—	—
Debentures due Red Lion Hotels Capital Trust(1)	125,021	2,928	5,857	5,857	110,379

Total contractual obligations(2)	$228,421	$16,473	$82,255	$11,857	$117,836

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)

With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.

In 2001, we assumed a master lease agreement with iStar Financial, Inc. for 17 hotel properties, including 12 which were part of the Red Lion acquisition. Subsequently, we entered into an agreement with Doubletree DTWC Corporation under which it subleased five of these hotel properties from us. During the second quarter of 2010, we amended the agreement to terminate the master lease as to the Astoria, Oregon property due to its closure. The master lease agreement required minimum monthly payments of $1.2 million plus contingent rents based on gross receipts from the remaining 16 hotels, of which approximately $0.8 million per month was paid by the sublease tenant.

On November 2, 2011, we signed an agreement to purchase for $37 million, 10 hotels formerly leased from iStar Financial Inc. The hotels purchased in the iStar agreement include: Red Lion Hotel Boise Downtowner; Red Lion Inn Missoula; Red Lion Inn Bend; Red Lion Hotel Coos Bay; Red Lion Hotel Eugene; Red Lion Hotel Medford; Red Lion Hotel Pendleton; Red Lion Hotel Kelso/Longview; Red Lion Hotel Wenatchee; and Red

Lion Hotel Sacramento at Arden Village. The lease expense for these 10 hotels represented $4.3 million in annual payments which are no longer reflected in the table above. The Red Lion Hotel Vancouver at the Quay in Vancouver, Washington will remain leased under a restated lease with iStar as the future of the property rests with the progress of the Columbia River Crossing bridge project, which will result in the right of way acquisition of the hotel. We also assigned to an affiliate of iStar Financial Inc. the sublease described above with Doubletree DTWC Corporation whereby Doubletree DTWC Corporation was subleasing five additional properties from us.

In October 2007, we completed an acquisition of a 100-year (including extension periods) leasehold interest in a hotel in Anaheim, California for $8.3 million, including costs of acquisition. At our option, we are entitled to extend the lease for 19 additional terms of five years each, with increases in lease payments tied directly to the Consumer Price Index. We have exercised the first option to extend for an additional five year term beginning in May 2011 at $2.2 million per year. The amounts shown in the table above extend through April 2016 and reflect this five year extension.

In addition to the above mentioned obligations, we have leasehold interests at our properties in Eugene, Oregon, the Seattle Airport and Spokane, Washington as well as at our corporate headquarters location. These leases require us to pay fixed monthly rent and have expiration dates of 2012 and beyond. We also assumed an office lease used by guests contracted to stay at our Denver Southeast Hotel. As part of this contract business, we are reimbursed the entire lease expense amount. The expense of all of these leases has been included in the table above.

Off-balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements, as defined by SEC regulations that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Matters

Franchise Contracts

At December 31, 2011, our system of hotels included 18 hotels under franchise agreements, representing a total of 3,186 rooms and 161,621 square feet of meeting space.

In June 2011, we sold our Seattle property and entered into a franchise agreement with the buyer who will continue to operate the property as a Red Lion hotel.

We opened the following franchised hotels in 2011: Red Lion Hotel Oakland International Airport in February 2011, Red Lion Inn Rancho Cordova in May 2011, Red Lion Hotel Farmington in September 2011, Red Lion Hotel Gallup in September 2011 and the Red Lion Hotel Grants in October 2011. We lost one franchised hotel in 2011 due to the bankruptcy of the property owner in Concord, California.

We have three franchise license agreements that expire in 2012, and one expiring in each of the years 2013, 2014 and 2015.

Seasonality

Our business is subject to seasonal fluctuations, with more revenues and profits realized from May through October than during the rest of the year. During 2011, revenues during the second and third quarters approximated 28.4% and 28.8%, respectively, of total revenues for the year, compared to revenues of 21.6% and 21.3% of total revenues during the first and fourth quarters respectively.

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

•

Other — Primarily from rental income received from our direct ownership interest in a retail mall in Kalispell, Montana that is attached to our Red Lion hotel. We also own a hotel in Sacramento, California that we lease to a franchisee.

We review the ability to collect individual accounts receivable on a routine basis. We record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. A receivable is written off against the allowance for doubtful accounts if collection attempts fail.

Long-lived Assets

Property and equipment is stated at cost less accumulated depreciation. The assessment of long-lived assets for possible impairment requires us to make judgments regarding estimated future cash flows from the respective properties, which is dependent upon internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which our cash flows will occur, the determination of real estate market values, asset appraisals and, if available and appropriate, current estimated net sales proceeds from pending offers or net sales proceeds from previous, comparable transactions. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings as an asset impairment.

We review the recoverability of our long-lived assets as events or circumstances indicate that the carrying amount of an asset may not be recoverable. Changes to our plans, including a decision to sell, dispose of or change the intended use of an asset, could have a material impact on the carrying value of the asset.

During the year ended December 31, 2011, in accordance with the guidance for the impairment of long-lived assets, assets held and used with a carrying amount of $39.8 million were written down to their estimated fair value of $30.4 million, resulting in a non-cash impairment charge of $9.4 million for the year. This includes impairment of properties of continuing operations of $8.4 million and impairment of discontinued operations of $1.0 million. To break out the charge by property; $2.2 million was related to our Red Lion Colonial Hotel in Helena, Montana, $4.6 million was related to our Red Lion Hotel Denver Southeast in Aurora, Colorado, $1.7 million was related to our Red Lion Hotel Vancouver at the Quay in Vancouver, Washington, $0.6 million was related to our Red Lion Hotel Medford in Medford, Oregon and $0.4 million was related to our Red Lion Inn Missoula in Missoula, Montana. Four of these five properties are listed for sale and were thus adjusted to their estimated fair market values less costs to sell. Note that the properties in Medford and Missoula are classified as discontinued operations. The property in Vancouver, Washington is not held for sale, but it is subject to a right of way acquisition by the state of Washington to allow a replacement of a bridge to be built where the property now exists.

During the year ended December 31, 2010, in accordance with the guidance for the impairment of long-lived assets, assets held and used with a carrying amount of $4.1 million were written down to their estimated fair value of $0.4 million, resulting in a non-cash impairment charge of $3.7 million for the year. The full amount of $3.7 million was related to the termination of a sublease and franchise agreement with the operator of the Red Lion Hotel Sacramento.

During the year ended December 31, 2009, in accordance with the guidance for the impairment of long-lived assets, assets held and used with a carrying amount of $28.4 million were written down to their estimated fair value of $19.7 million, resulting in a non-cash impairment charge of $8.7 million. Of that amount, $8.5 million was related to our Red Lion Hotel Denver Southeast. The remaining $0.2 million impairment loss related to a second property in Astoria, Oregon, which is reported in discontinued operations.

To determine estimated fair value, we use Level 3 inputs for our discounted cash flow analyses. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. Level 3 inputs used include growth rate, property-level pro forma financial information and remaining lives of the assets. Management bases these assumptions on historical data and experience and future operational expectations. For certain assets, we use recent asset appraisals or valuations performed by third-parties, which we deemed to be Level 3 inputs, to support our estimate of fair value.

Intangible Assets

Our intangible assets include brands and goodwill, which we do not amortize. Instead, we test for impairment annually or more frequently as events or circumstances indicate the carrying amount of an asset may not be recoverable. Our goodwill and other intangible asset impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit, subject to the same general assumptions discussed above for long-lived assets. At December 31, 2011 and 2010, our recorded goodwill and other intangible assets not subject to amortization were reported at $15.4 million and $34.9 million respectively.

During 2011, we disposed of goodwill associated with the sale of our Seattle property in the amount of $4.7 million, allocated and impaired $0.6 million of goodwill related to our property for sale in Helena, Montana and finally, during our annual impairment testing, we determined that the fair value of our hotel reporting segment was greater than its carrying value resulting in an impairment of all the remaining goodwill in the hotel segment of $14.2 million.

During 2010, in accordance with the guidance for the impairment of intangible assets, we recorded an impairment charge of $2.0 million related to the termination of a sublease agreement with the former subtenant of the Red Lion Hotel Sacramento. The lease contract intangible asset for that property was deemed fully impaired as of December 31, 2010 due to the termination of that sublease agreement and current market conditions becoming unfavorable to support the carrying value of the lease contract intangible.

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

New and Future Accounting Pronouncements

Intangibles-Goodwill and Other — In September 2011, the FASB released Accounting Standards Update No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt this standard in 2012 and we do not believe it will have a material impact on the consolidated financial statements.

Amendments to Fair Value Measurement — In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”) to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. ASU 2011-04 is effective for our fiscal year beginning on January 1, 2012 and must be applied prospectively. We do not expect the adoption of ASU 2011-04 to have a material impact on the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2011, $71.0 million of our outstanding debt was subject to currently fixed interest rates and was not exposed to market risk from rate changes. At December 31, 2011, we also had $0.8 million outstanding from our revolving credit facility at a floating interest rate of 5.25%, as well as $29.5 million outstanding on a term loan at an interest rate of 4.81%, based on a blend of fixed and variable rates.

On February 2, 2012, we modified our existing credit facility with Wells Fargo Bank, National Association, effective December 31, 2011, as follows: A financial covenant relating to loan commitment coverage was eliminated. In lieu thereof, we agreed that borrowings under the facility’s revolving line of credit may be limited based on a formula relating to the trailing twelve-month consolidated net income of the hotel properties collateralizing the facility. The financial covenant relating to debt service coverage ratio was eased. We were relieved of our obligation to offer our hotel in Medford, Oregon as additional security for the facility and for the period from January 1, 2012 through August 31, 2012, the margins on the interest rate options under the term loan and revolving line of credit were increased (i) to 2.5% for borrowings accruing interest by reference to the facility’s base rate, and (ii) to 5% for borrowings accruing interest by reference to LIBOR. Thereafter, the margins will decrease to at most 2% and 4.5%, respectively, or to as low as 1% and 3.5%, respectively, if our senior leverage ratio decreases sufficiently. We paid a fee of $10,000 in connection with the modification of the facility.

Outside of these changes, we do not foresee any other changes of significance in our exposure to fluctuations in interest rates, although we will continue to manage our exposure to this risk by monitoring available financing alternatives.

The below table summarizes our debt obligations at December 31, 2011 on our consolidated balance sheet (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Total debt	$4,118	$66,378	$—	$—	$—	$—	$70,496	$70,658
Average interest rate							5.9%
Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$30,717
Interest rate							9.5%

Item 8.	Financial Statements and Supplementary Data

See Item 15 of this annual report for certain information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this Item 8.

The following table sets forth supplementary financial data (in thousands except per share amounts) for each quarter for the years ended December 31, 2011 and 2010, derived from our unaudited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements.

	Year ended December 31,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2011 (unaudited)
Room revenue	$20,875	$28,181	$32,225	$19,454	$100,735
Food and beverage revenue	7,659	8,948	8,361	8,763	33,731
Other hotel revenue	1,000	1,096	1,045	684	3,825

Total hotels segment revenue	29,534	38,225	41,631	28,901	138,291
Franchise revenue	707	945	1,218	1,085	3,955
Entertainment revenue	2,800	4,640	1,499	2,440	11,379
Other revenue	607	519	567	762	2,455

Total revenues	$33,648	$44,329	$44,915	$33,188	$156,080

Operating income (loss) from continuing operations	$(5,046)	$34,246	$1,581	$(23,301)	$7,480
Goodwill impairment(1)	—	—	—	14,236	14,236
Asset impairment(2)	—	—	2,156	6,274	8,430
Gain on asset disposition(3)	86	33,497	115	(319)	33,379
Net income (loss) from continuing operations	(4,500)	18,839	(151)	(20,158)	(5,970)
Net income (loss) from discontinued operations	(271)	(79)	22	(764)	(1,092)
Less net income or loss attributable to noncontrolling interest	(10)	112	(7)	(9)	86

Net income (loss) attributable to Red Lion Hotels Corporation	$(4,761)	$18,648	$(122)	$(20,913)	$(7,148)

Earnings (loss) per share — basic and diluted	$(0.25)	$0.97	$(0.01)	$(1.09)	$(0.38)

	Year ended December 31,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2010 (unaudited)
Room revenue	$20,773	$27,085	$34,580	$21,917	$104,355
Food and beverage revenue	8,091	9,236	8,850	9,072	35,249
Other hotel revenue	928	1,229	1,422	1,195	4,774

Total hotels segment revenue	29,792	37,550	44,852	32,184	144,378
Franchise revenue	558	889	999	763	3,209
Entertainment revenue	2,478	2,340	2,048	2,370	9,236
Other revenue	645	594	575	667	2,481

Total revenues	$33,473	$41,373	$48,474	$35,984	$159,304

Operating income (loss) from continuing operations	$(4,302)	$2,456	$6,848	$(8,708)	$(3,706)
Asset impairment(2)	—	—	—	5,733	5,733
Franchise, sublease termination(4)				(1,452)	(1,452)
Separation Costs(5)	1,219	—	—	—	1,219
Net income (loss) from continuing operations	(4,033)	117	3,123	(7,057)	(7,850)
Net income (loss) from discontinued operations	(347)	(180)	(72)	(170)	(769)
Less net income or loss attributable to noncontrolling interest	(11)	2	7	(8)	(10)

Net income (loss) attributable to Red Lion Hotels Corporation	$(4,368)	$(65)	$3,044	$(7,220)	$(8,609)

Earnings (loss) per share — basic and diluted	$(0.24)	$—	$0.16	$(0.39)	$(0.47)

(1)	In the fourth quarter of 2011, we recorded an impairment charge to a portion of our goodwill asset related to hotel operations.

(2)

During the fourth quarter of 2011, we recorded an asset impairment charge of $4.5 million on our asset held for sale, Red Lion Hotel Denver Southeast to reflect the estimated fair value of the hotel net of selling costs in addition during the quarter, we recorded an asset impairment charge of $1.7 million for our Red Lion Vancouver at the Quay property to reflect the fair value of the related assets due to an anticipated right of way acquisition by the State of Washington. During the third quarter of 2011, we recorded an asset impairment charge of $2.2 million on our asset held for sale, Red Lion Hotel in Helena, Montana to reflect the estimated fair value of the hotel net of selling costs. During the fourth quarter of 2010, we recorded a $5.7 million asset impairment charge related to the termination of a sublease and franchise agreement at our Red Lion Hotel Sacramento.

(3)	During the second quarter of 2011, we recorded a $33.5 million gain on the sale of our Red Lion Hotel on Fifth Avenue in Seattle.

(4)

During the fourth quarter of 2010, a sublease agreement was terminated for our Red Lion Hotel Sacramento. As a result we accelerated the recognition of $3.0 million of deferred lease income associated with the contract. Additional adjustments in the amount of $1.5 million were necessary to reflect uncollectible amounts and accrued expenses, which partially offset the deferred lease income adjustment.

(5)	During the first quarter of 2010, we recorded $1.2 million in separation payments pertaining to the termination of our former President and Chief Executive Officer in January 2010.

Financial Statements

The 2011 Consolidated Financial Statements of Red Lion Hotels Corporation are

presented on pages 55 to 86 of this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Red Lion Hotels Corporation

Spokane, Washington

We have audited the accompanying consolidated balance sheets of Red Lion Hotels Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Lion Hotels Corporation at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Red Lion Hotel Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012, expressed an unqualified opinion thereon.

BDO USA, LLP

Spokane, Washington

March 15, 2012

RED LION HOTELS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,981	$4,012
Restricted cash	3,358	4,120
Accounts receivable, net	7,591	5,985
Inventories	1,346	1,328
Prepaid expenses and other	1,973	1,937
Deferred income taxes	4,291	—
Assets held for sale	30,380	—

Total current assets	50,920	17,382

Property and equipment, net	232,589	272,030
Goodwill	8,512	28,042
Intangible assets, net	6,992	7,984
Other assets, net	5,883	6,044

Total assets	$304,896	$331,482

LIABILITIES
Current liabilities:
Accounts payable	$4,928	$7,146
Accrued payroll and related benefits	2,103	4,367
Accrued interest payable	231	276
Advance deposits	380	487
Other accrued expenses	9,249	10,178
Revolving credit facility	844	18,000
Long-term debt, due within one year	3,274	25,275

Total current liabilities	21,009	65,729

Long-term debt, due after one year	66,378	51,877
Deferred income	4,643	4,859
Deferred income taxes	16,176	7,427
Debentures due Red Lion Hotels Capital Trust	30,825	30,825

Total liabilities	139,031	160,717

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Red Lion Hotels Corporation stockholders’ equity
Preferred stock — 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock — 50,000,000 shares authorized; $0.01 par value; 19,172,670 and 18,869,254 shares issued and outstanding	192	189
Additional paid-in capital, common stock	149,027	146,834
Retained earnings	16,589	23,737

Total Red Lion Hotels Corporation stockholders’ equity	165,808	170,760
Noncontrolling interest	57	5

Total stockholders’ equity	165,865	170,765

Total liabilities and stockholders’ equity	$304,896	$331,482

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands, except per share data)
Revenue:
Hotels	$138,291	$144,378	$143,320
Franchise	3,955	3,209	3,616
Entertainment	11,379	9,236	11,690
Other	2,455	2,481	2,641

Total revenues	156,080	159,304	161,267

Operating expenses:
Hotels	111,498	112,934	109,356
Franchise	4,092	3,118	2,255
Entertainment	10,584	7,769	9,466
Other	1,733	1,598	2,075
Depreciation and amortization	18,651	20,462	20,438
Hotel facility and land lease	7,252	5,117	5,983
Goodwill impairment	14,236	—	—
Asset impairment	8,430	5,733	8,509
Gain on asset dispositions, net	(33,379)	(25)	(253)
Undistributed corporate expenses	5,503	6,304	5,200
Restructuring expenses	—	—	136

Total expenses	148,600	163,010	163,165

Operating income (loss)	7,480	(3,706)	(1,898)
Other income (expense):
Interest expense	(8,372)	(9,073)	(8,503)
Other income, net	436	409	379

Income (loss) from continuing operations before income taxes	(456)	(12,370)	(10,022)
Income tax (benefit) expense	5,514	(4,520)	(3,815)

Net income (loss) from continuing operations	(5,970)	(7,850)	(6,207)

Discontinued operations:
Income (loss) from operations of discontinued business units, net of income tax (benefit) expense of $(250), $(397), and $(195) respectively	(441)	(731)	(340)
Impairment of the assets of the discontinued business units, net of income tax (benefit) expense of $(370), $(20), and $(60) respectively	(651)	(38)	(117)

Income (loss) from discontinued operations	(1,092)	(769)	(457)

Net income (loss)	(7,062)	(8,619)	(6,664)

Net income or loss attributable to noncontrolling interest	86	(10)	(1)

Net income (loss) attributable to Red Lion Hotels Corporation	$(7,148)	$(8,609)	$(6,663)

Earnings (loss) per share attributable to Red Lion Hotels Corporation
Basic and diluted
Net income (loss) from continuing operations	$(0.32)	$(0.43)	$(0.34)
Income (loss) from discontinued operations	(0.06)	(0.04)	(0.03)

Net income (loss) attributable to Red Lion Hotels Corporation	$(0.38)	$(0.47)	$(0.37)

Weighted average shares — basic	19,053	18,485	18,106
Weighted average shares — diluted	19,053	18,485	18,106

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2011, 2010 and 2009

	Red Lion Hotels Corporation Stockholders’ Equity				Equity Attributable to Noncontrolling Interest	Total Equity
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings
	(In thousands, except share data)
Balances, January 1, 2009	17,977,205	$180	$141,137	$39,009	$19	$180,345
Net income (loss)	—	—	—	(6,663)	(4)	(6,667)
Stock issued under employee stock purchase plan	54,871	—	119	—	—	119
Stock based compensation	148,028	2	1,223	—	—	1,225

Balances, December 31, 2009	18,180,104	182	142,479	32,346	15	175,022
Net income (loss)	—	—	—	(8,609)	(10)	(8,619)
Stock issued under employee stock purchase plan	32,162	—	130	—	—	130
Stock issued under option plan	429,528	4	2,482	—	—	2,486
Stock based compensation	227,460	3	1,743	—	—	1,746

Balances, December 31, 2010	18,869,254	189	146,834	23,737	5	170,765
Net income (loss)	—	—	—	(7,148)	86	(7,062)
Distributions to noncontrolling interest	—	—	—	—	(34)	(34)
Stock issued under employee stock purchase plan	22,382	—	129	—	—	129
Stock issued under option plan	163,035	2	874	—	—	876
Stock based compensation	117,999	1	1,106	—	—	1,107
Tax benefit associated with stock based plans	—	—	84	—	—	84

Balances, December 31, 2011	19,172,670	$192	$149,027	$16,589	$57	$165,865

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands)
Operating activities:
Net income (loss)	$(7,062)	$(8,619)	$(6,664)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,021	20,919	20,954
Gain on disposition of property, equipment and other assets, net	(33,379)	(26)	(243)
Goodwill impairment	14,236	—	—
Asset impairment	9,449	5,792	8,686
Termination of sublease agreement, net	—	(2,109)	—
Deferred income taxes	4,542	(5,168)	(3,184)
Equity in investments	52	48	(9)
Stock based compensation expense	1,251	1,594	1,238
Provision for doubtful accounts	176	378	212
Change in current assets and liabilities:
Restricted cash	762	(319)	89
Accounts receivable	(1,764)	209	2,505
Inventories	(56)	22	160
Prepaid expenses and other	(36)	1,308	(432)
Accounts payable	(2,218)	1,067	(5,388)
Accrued payroll and related benefits	(2,264)	2,203	(2,798)
Accrued interest payable	(45)	(42)	4
Deferred income	275	—	900
Other accrued expenses and advance deposits	(1,059)	2,230	(338)

Net cash (used in) provided by operating activities	1,881	19,487	15,692

Investing activities:
Purchases of property and equipment	(46,278)	(10,615)	(16,425)
Liquor license purchase	—	—	(500)
Proceeds from disposition of property and equipment	68,346	44	16
Advances to Red Lion Hotels Capital Trust	(27)	(27)	(27)
Other, net	(430)	170	(34)

Net cash (used in) provided by investing activities	21,611	(10,428)	(16,970)

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands)
Financing activities:
Borrowings on revolving credit facility	10,844	15,500	11,000
Borrowings on long-term debt	18,042	—	—
Repayment of revolving credit facility	—	(23,500)	(21,000)
Retirement of revolving credit facility	(28,000)	—	—
Repayment of long-term debt	(25,542)	(3,170)	(3,009)
Common stock redeemed	(144)	(86)	(13)
Proceeds from issuance of common stock under employee stock purchase plan	129	130	119
Proceeds from stock option exercises	876	2,486	—
Distributions to noncontrolling interest	(34)	—	(3)
Additions to deferred financing costs	(1,694)	(292)	(153)

Net cash (used in) provided by financing activities	(25,523)	(8,932)	(13,059)

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(2,031)	127	(14,337)
Cash and cash equivalents at beginning of period	4,012	3,885	18,222

Cash and cash equivalents at end of period	$1,981	$4,012	$3,885

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Interest on long-term debt	$8,418	$9,115	$8,955
Income taxes	$415	$—	$—
Cash received during periods for:
Income taxes	$—	$672	$296
Noncash operating investing and financing activities:
Reclassification of property and other assets to assets held for sale	$30,380	$—	$—
Reclassification of intangible assets to property and equipment	$953	$—	$—
Conversion of accounts receivable to note receivable	$—	$377	$771
Tax benefit associated with stock based plans	$(84)	$—	—
Bonuses to employees paid in stock	$—	$237	$126

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation (“RLH,” “Red Lion” or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale full, select and limited service hotels under the Red Lion brand. As of December 31, 2011, the Red Lion system of hotels was comprised of 48 hotels located in nine states and one Canadian province, with 9,010 rooms and 452,387 square feet of meeting space. As of that date, the Company operated 30 hotels, of which 25 are wholly-owned and five are leased, and franchised 18 hotels predominantly owned and operated by various third-party franchisees.

The Company is also engaged in entertainment operations, which derive revenues from promotion and presentation of entertainment productions and ticketing services under the operations of WestCoast Entertainment and TicketsWest. The ticketing service offers ticketing inventory management systems, call center services, and outlet/electronic channel distribution for event locations. The Company also maintains a direct ownership interest in a retail mall that is attached to one of its hotels and owns a hotel which is leased to a franchisee.

The Company was incorporated in the state of Washington in April 1978, and until 1999 operated hotels under various brand names including Cavanaughs Hotels. In 1999, the Company acquired WestCoast Hotels, Inc., and rebranded its Cavanaughs hotels to the WestCoast brand, changing the Company’s name to WestCoast Hospitality Corporation. In 2001, the Company acquired Red Lion Hotels, Inc. In September 2005, after rebranding most of its WestCoast hotels to the Red Lion brand, the Company changed its name to Red Lion Hotels Corporation. The financial statements encompass the accounts of Red Lion Hotels Corporation and all of its consolidated subsidiaries, including its 100% ownership of Red Lion Hotels Holdings, Inc., and Red Lion Hotels Franchising, Inc., and its more than 99% ownership of Red Lion Hotels Limited Partnership (“RLHLP”) further discussed in Note 14. The less than 1% noncontrolling interest in RLHLP has been classified as a component of equity separate from equity of Red Lion Hotels Corporation.

The financial statements include an equity method investment in a 19.9% owned real estate venture. In addition, the Company holds a 3% common interest in Red Lion Hotels Capital Trust (the “Trust”) that is considered a variable interest entity. The Company is not the primary beneficiary of the Trust; thus, it is treated as an equity method investment. As more fully discussed in Note 2, the consolidated financial statements include all of the activities of the Company’s cooperative marketing fund, a variable interest entity. The Company is the primary beneficiary of this variable interest entity.

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

Restricted Cash

In accordance with the Company’s various borrowing arrangements, at December 31, 2011 and 2010, cash of approximately $3.4 million and $4.1 million, respectively, was held in escrow for the future payment of insurance, property taxes, repairs and furniture and fixtures.

Allowance for Doubtful Accounts

The ability to collect individual accounts receivable is reviewed on a routine basis. An allowance for doubtful accounts is recorded based on specifically identified amounts believed to be uncollectible. If actual collection experience changes, revisions to the allowance may be required and if all attempts to collect a receivable fail, it is recorded against the allowance. The estimate of the allowance for doubtful accounts is impacted by, among other things, national and regional economic conditions.

The following schedule summarizes the activity in the allowance account for trade accounts receivable for the past three years for continuing operations:

	Year ended December 31,
	2011	2010	2009
	(In thousands)

Allowance for doubtful accounts, continuing operations
Balance, beginning of year	$539	$592	$522
Additions to allowance	176	376	225
Write-offs, net of recoveries	(286)	(429)	(155)

Balance, end of year	$429	$539	$592

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

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation of Definite Lived Intangibles and Long-Lived Assets

The Company tests definite lived intangibles and long-lived asset groups for recoverability when changes in circumstances indicate the carrying value may not be recoverable, for example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, or significant negative industry or economic trends. The Company also performs a test for recoverability when management has committed to a plan to sell or otherwise dispose of an asset group and the plan is expected to be completed within a year. The Company evaluates recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows the Company expects will be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess of carrying value over the estimated fair value. When the Company recognizes an impairment loss for assets to be held and used, it depreciates the adjusted carrying amount of those assets over their remaining useful life.

The Company bases its calculations of the estimated fair value of a definite lived intangible asset or asset group on the income approach or the market approach. The assumptions and methodology it utilizes for the income approach are the same as those described in the “Valuation of Goodwill” caption. For the market approach, the Company uses analyses based primarily on market comparables, recent appraisals and assumptions about market capitalization rates, growth rates, and inflation.

For information on impairment losses recorded in 2011, 2010 and 2009 associated with definite lived intangibles and long-lived assets, see Note 5, Note 6 and Note 8.

Valuation of Goodwill and Indefinite Lived Intangible Assets

The Company assesses goodwill of its segments for potential impairments annually, or during the year if an event or other circumstance indicates that it may not be able to recover the carrying amount of the asset. For purposes of goodwill impairment testing, the Company has determined that the individual segments where goodwill is recorded constitute reporting units as defined in the literature.

In the first step of evaluating goodwill for impairment the Company compares the estimated fair value of the reporting unit with its carrying value. If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed.

If the estimated fair value of the reporting unit is less than its carrying amount, the Company proceeds to the second step of the test to calculate the implied fair value of the reporting unit goodwill in order to determine whether any impairment is required. The Company calculates the implied fair value of the reporting unit goodwill by allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the Company recognizes an impairment loss for that excess amount. In allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit, the Company uses industry and market data, recent appraisals and knowledge of the industry and past experiences.

The Company bases its calculation of the estimated fair value of a reporting unit on a combined income and market approach. For the income approach, the Company uses discounted cash flow models that include, among

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. The Company bases these assumptions on historical data and experience, third-party appraisals, industry projections, micro and macro general economic condition projections, and its own expectations. For the market approach, the Company uses analyses based primarily on market comparables and assumptions about market capitalization rates, growth rates, and inflation.

For information on goodwill impairment charges, see Note 8.

Assets Held for Sale

The Company considers properties to be assets held for sale when all of the following criteria are met:

•	management commits to a plan to sell a property;

•	it is unlikely that the disposal plan will be significantly modified or discontinued;

•	the property is available for immediate sale in its present condition;

•	actions required to complete the sale of the property have been initiated;

•	sale of the property is probable and the Company expects the completed sale will occur within one year; and

•	the property is actively being marketed for sale at a price that is reasonable given its current market value.

Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and ceases depreciation.

For information on the assets classified as held for sale, see Note 6.

Other Assets

Other assets primarily include deferred loan fees, straight-line rental income, long-term notes receivable and equity method and cost method investments discussed in Note 1. Deferred loan fees are amortized using the effective interest method over the term of the related loan agreement, and totaled $0.7 million, $0.6 million and $0.5 million at December 31, 2011, 2010 and 2009 respectively.

Cost method investments are carried at their original purchase price. Equity method investments are carried at cost, adjusted for the Company’s proportionate share of earnings and any investment disbursements. At both December 31, 2011 and 2010, the Company had a $0.3 million note receivable that bore interest at 7.05% related to its 19.9% owned investment in the Company’s corporate office building.

Fair Value Measurements

Applicable accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The Company measures its assets and liabilities using inputs from the following three levels of the fair value hierarchy:

•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•

Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•

Level 3 includes unobservable inputs that reflect assumptions about what factors market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.

Deferred Income

During the year ended December 31, 2011, the Company entered into an agreement with a new tenant of the Red Lion Hotel Sacramento at Arden Village. The Company received $0.3 million in consideration that will be amortized over the lease period as deferred lease revenue. During the year ended December 31, 2011, the Company recognized $23,000 in deferred lease income. In connection with the initial sublease of the hotel, as well as an amendment to that agreement entered into during the second quarter of 2009, the Company received $3.9 million in consideration that was being amortized over the sublease period as deferred lease revenue by the previous subtenant. During the year ended December 31, 2010, that sublease agreement was terminated. As a result, the Company recognized the remaining deferred lease revenue of $3.0 million. Deferred lease revenue recognized for the year ended December 31, 2009 was $0.3 million.

In 2003, the Company sold a hotel to an unrelated party in a sale-operating leaseback transaction. The pre-tax gain on the transaction of approximately $7.0 million was deferred and is being amortized into income over the period of the lease term, which expires in November 2018 and is renewable for three, five-year terms at the Company’s option. During 2011, 2010 and 2009, the Company recognized income of approximately $0.5 million each year for the amortization of the deferred gain. The remaining balance at December 31, 2011, was $3.2 million.

Income Taxes

Deferred tax assets and liabilities and income tax expenses and benefits are recorded for the expected future income tax consequences of events that have been recognized in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Certain wholly or partially-owned entities, including RLHLP, do not directly pay income taxes. Instead, their taxable income either flows through to the Company or to the other respective owners of the entities.

The Company recognizes the financial statement effect of a tax position when, based on the technical merits of the uncertain tax position, it is more likely than not to be sustained on a review by taxing authorities. These estimates are based on judgments made from information currently available to the Company. The Company reviews these estimates and makes changes to recorded amounts of uncertain tax positions as facts and circumstances warrant. For additional information about income taxes, see Note 16.

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

•

Franchise — Fees received in connection with the franchise and marketing of the Red Lion brand name as well as termination fees. Franchise revenues are recognized as earned in accordance with the contractual terms of the franchise agreements, while termination fees are recorded as revenues as if the agreements were terminated at that date when the provisions of the franchise agreements provide for receipt of incentive fees upon termination.

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

•

Other — Primarily from rental income received from the Company’s direct ownership interest in a retail mall in Kalispell, Montana that is attached to a hotel property. The Company also owns a hotel in Sacramento, California that it leases to a franchisee.

Advertising and Promotion

Costs associated with advertising and promotional efforts are generally expensed as incurred. During the years ended December 31, 2011, 2010 and 2009, the Company incurred approximately $3.5 million, $3.4 million and $2.3 million, respectively, in advertising expense from continuing operations. These amounts include advertising and promotion spent by the Red Lion Central Program Fund discussed below.

Central Program Fund

In 2002, the Company established the Central Program Fund (“CPF”) in accordance with the Company’s various domestic franchise agreements. The CPF acts as an agent in providing services to its members, the hotels owned and leased by the Company and its franchisees. These services include advertising, frequent guest program administration, reservation services, national sales promotions and brand and revenue management services intended to increase sales and enhance the reputation of the Red Lion brand. CPF contributions by company owned and managed hotels and those made by the franchisees, based on the individual franchise agreements, and are up to 4.5% of room revenue. The Company can elect to contribute additional funds to the CPF in order to accelerate brand awareness or increase marketing and advertising expense to grow the brand, among other things. Activities of the CPF are conducted as a service, not as an operation or business venture.

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

New and Future Accounting Pronouncements

Intangibles-Goodwill and Other — In September 2011, the FASB released Accounting Standards Update No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, (“ASU 2011-08”). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt this standard in 2012 and it does not believe that it will have a material impact on the consolidated financial statements.

Amendments to Fair Value Measurement — In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”) to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. ASU 2011-04 is effective for the Company’s fiscal year beginning on January 1, 2012 and must be applied prospectively. The Company does not expect the adoption of ASU 2011-04 to have a material impact on the consolidated financial statements.

3.	Liquidity, Financial Condition and Risks of Refinancing Debt

As of December 31, 2011 the Company had total long term debt maturing within one year of $3.3 million. Additionally, the outstanding balance under the revolving credit facility at December 31, 2011 of $0.8 million is included as a current liability.

The Company’s current liabilities at December 31, 2011 exceeded its current assets, excluding assets held for sale, by $0.5 million. The Company is actively pursuing financing alternatives to address maturing liabilities and to supplement working capital. Additionally, the Company can access up to $10 million on its current revolving credit facility to fund operating needs. As of March 8, 2012, the full $10 million on the revolving credit facility was available as the Company had no amount drawn on that date. While the Company continues to be in compliance with its debt covenants, to generate positive cash flow from operations and to have adequate liquidity to fund its ongoing operating activities, there can be no assurance that it will be able to repay or refinance its debts when they mature or invest in its hotels to remain competitive at its current rates.

On June 14, 2011, the Company completed a sale of its Red Lion Hotel on Fifth Avenue in Seattle, Washington for $71 million in cash and used $28 million of the proceeds to retire its previous revolving credit facility, which was scheduled to expire in September 2011. The Company used additional proceeds of $37 million to acquire a portfolio of 10 previously leased hotels from iStar Financial, Inc. in November 2011. As a result of this acquisition, contractual annual lease payment obligations of approximately $4.3 million have been eliminated.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company announced a strategic listing for sale or the intent to sell some of its real estate assets in 2011. See Notes 5 and 6. The Company may seek to raise additional funds through public or private financings, strategic relationships, sales of assets or other arrangements. The Company cannot assure that such funds, if needed, will be available on terms attractive to it, or at all. Furthermore, any additional equity financings may be dilutive to shareholders and debt financing, if available, may involve covenants that place substantial restrictions on its business. Additional principal payments will be required on the Company’s term loan if a property securing that facility is sold or the Company raises new equity. In the case of a property sale, the additional payment required will be the greater of (i) 50% of the net proceeds from the sale, or (ii) 50% of the appraised market value of the property being sold. In the case of an equity issue, the additional payment required will be 50% of the net equity proceeds raised. Refer to Note 10 for further discussion. The Company’s failure to secure funding as and when needed could have a material adverse impact on its financial condition and its ability to pursue business strategies

4.	Business Segments

As of December 31, 2011, the Company had three operating segments — hotels, franchise and entertainment. The “other” segment consists primarily of a retail mall, a hotel property leased to a franchisee and miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense and income taxes; therefore, it has not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues and expenses. Selected information with respect to continuing operations is as provided below (in thousands).

	Year ended December 31,
	2011	2010	2009
Revenues:
Hotels	$138,291	$144,378	$143,320
Franchise	3,955	3,209	3,616
Entertainment	11,379	9,236	11,690
Other	2,455	2,481	2,641

	$156,080	$159,304	$161,267

Operating income (loss):
Hotels	$15,222	$7,487	$2,238
Franchise	(1,040)	(4,895)	1,006
Entertainment	478	1,115	1,802
Other	(7,180)	(7,413)	(6,944)

	$7,480	$(3,706)	$(1,898)

Capital expenditures:
Hotels(1,3)	$33,849	$9,427	$14,658
Franchise	106	481	986
Entertainment	459	188	44
Other(1)	12,817	513	731

	$47,231	$10,609	$16,419

Depreciation and amortization:
Hotels	$15,826	$17,368	$17,225
Franchise	135	749	620
Entertainment	300	352	421
Other	2,390	1,993	2,172

	$18,651	$20,462	$20,438

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2011	2010
Identifiable assets:
Hotels(2)	$249,672	$292,436
Franchise	8,933	9,811
Entertainment	6,541	5,115
Other	39,750	24,120

	$304,896	$331,482

(1)	Includes the asset acquisition of ten hotels, which were formerly leased, in the fourth quarter of 2011 for $37 million plus acquisition costs. One of ten hotels is currently leased to a third party.
(2)	Includes the identifiable assets of discontinued operations held for sale.
(3)	Includes $1.0 million of a noncash reclassification of intangible assets to property and equipment.

5.	Property and Equipment

Property and equipment used in continuing operations is summarized as follows (in thousands):

	December 31, 2011	December 31, 2010
Buildings and equipment	$247,809	$301,766
Furniture and fixtures	41,896	47,316
Landscaping and land improvements	8,129	9,821

	297,834	358,903
Less accumulated depreciation and amortization	(138,272)	(153,373)

	159,562	205,530
Land	71,264	63,581
Construction in progress	1,763	2,919

	$232,589	$272,030

December 2011 amounts in the table above exclude $30.3 million for the property and equipment of The Red Lion Hotel Denver Southeast in Aurora, Colorado (“Denver Southeast”), The Red Lion Colonial Hotel in Helena, Montana (“Helena property”), The Red Lion Hotel Medford in Medford, Oregon (“Medford property”) and The Red Lion Inn Missoula in Missoula, Montana (“Missoula property”), which are all classified as assets held for sale at December 31, 2011. See Notes 6 and 7.

On November 2, 2011, the Company purchased the assets of ten hotels formerly leased by the Company from a subsidiary of iStar Financial, Inc. for $37 million plus acquisition costs. The purchase price was funded with cash proceeds received from the sale of the Red Lion Hotel on Fifth Avenue, $32 million of which was paid through a tax deferred exchange. See Note 6 for further detail. The hotels purchased include: Red Lion Hotel Boise Downtowner, Red Lion Inn Missoula, Red Lion Inn Bend, Red Lion Hotel Coos Bay, Red Lion Hotel Eugene, Red Lion Hotel Medford, Red Lion Hotel Pendleton, Red Lion Hotel Kelso/Longview, Red Lion Hotel Wenatchee, and Red Lion Hotel Sacramento at Arden Village.

During the year ended December 31, 2011, assets held and used with a carrying value of $1.7 million were fully impaired. This related to The Red Lion Hotel Vancouver at the Quay which is subject to a right of way acquisition by the state of Washington to allow a replacement of a bridge to be built where the property now

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exists. The Company will continue to operate the hotel until this occurs, thus it is not appropriate to classify the operating results of this hotel as discontinued operations.

During the year ended December 31, 2010, assets held and used with a carrying amount of $4.1 million were written down to their estimated fair value of $0.4 million, resulting in a non-cash impairment charge of $3.7 million. This impairment related to the termination of a sublease and franchise agreement with the former operator of the Red Lion Hotel Sacramento.

During the year ended December 31, 2009, assets held and used with a carrying amount of $28.4 million were written down to their fair value of $19.9 million, resulting in a non-cash impairment charge of $8.5 million. The full amount of the impairment related to Denver Southeast.

As discussed in Note 2, the Company used Level 3 inputs for its impairment analyses, including growth rate, property-level pro forma financial information and remaining lives of the assets. Management bases these assumptions on historical data and experience and future operational expectations. For certain assets, recent asset appraisals or valuations performed by third parties were used, which were also deemed to be Level 3 inputs. The following tables show impairment losses recorded for the years ended December 31, 2011, 2010 and 2009 (in thousands):

Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Long-lived assets held and used	$—	$—	$—	$—	$(1,719)

Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Long-lived assets held and used	$429	$—	$—	$429	$(3,695)

Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Long-lived assets held and used	$19,500	$—	$—	$19,500	$(8,509)

6.	Assets Held for Sale

See Note 2 for the criteria used by the Company to classify an asset as held for sale. Upon designation as an asset held for sale, the Company records the asset at the lower of its carrying value, which includes allocable goodwill, or its estimated fair value, less estimated costs to sell, and the Company stops recording depreciation expense. The operations of a property held for sale prior to the sale date are recorded in discontinued operations unless the Company will have continuing involvement after the sale in which case their operations remain part of continuing operations.

During 2011, the Company determined that three of its hotel properties, the Seattle property, the Helena property, and Denver Southeast met the criteria to be classified as assets held for sale, but did not meet the

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

criteria for treatment as discontinued operations as the Company anticipates that it will maintain significant continuing involvement either through a management or franchise agreement. During the second quarter the Company completed the sale of the Seattle property to a third party for $71 million. The Company entered into a franchise license agreement with the buyers of the property, so discontinued operations treatment was not appropriate. The Company recognized a pretax gain on the sale of $33.5 million. Approximately $6.1 million of the taxable gain attributable to the sale of the property was deferred in a tax deferred exchange, as discussed in Note 5.

During the fourth quarter of 2011, the Company additionally listed for sale the Medford and Missoula properties. Both properties are non-core assets in which the Company does not expect to maintain significant continuing involvement. Accordingly, the operations of these properties have been classified as discontinued operations in the Company’s consolidated statements of operations for all years presented. The property and equipment of these properties has been classified as held for sale in the consolidated balance sheet as of December 31, 2011. Refer to Note 7 for further detail.

The Company plans to sell the above discussed properties within one year. The property and equipment classified as assets held for sale on the consolidated balance sheet as of December 31, 2011 are detailed in the table below.

2011
Buildings and equipment	$24,739
Furniture and fixtures	4,781
Landscaping and land improvements	1,461

30,981
Less accumulated depreciation and amortization	(11,149)

19,832
Land	10,458
Construction in progress	90

Assets held for sale	$30,380

During 2011, the Company lowered the selling price of the Helena property to $7.9 million. Therefore, the carrying value of $9.8 million was written down to its estimated fair value less estimated costs to sell of $0.3 million, resulting in a non-cash impairment charge during the year of $2.2 million. Included in the carrying amount of $9.8 million was $0.6 million of goodwill allocated to the property which was also impaired. Additionally, long-lived assets of the Denver property with a carrying amount of $21.0 million were written down to their estimated fair value of $17.0 million less estimated costs to sell of $0.5 million, resulting in a non-cash impairment charge during the year of $4.5 million on this property.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As shown in the table below (in thousands), the Company used Level 3 inputs for its analysis. These inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset based on the best information available in the circumstances.

Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Long-lived assets held for sale	$24,172	$—	$—	$24,172	$(6,125)
Goodwill of assets held for sale	—	—	—	—	(586)

Long-lived assets held for sale	$24,172	$—	$—	$24,172	$(6,711)

7.	Discontinued Operations

During 2011, the Company listed for sale the Medford and Missoula properties which were formerly leased but were purchased in November 2011, as discussed in Note 5. Both properties are non-core assets in which the Company does not expect to maintain significant continuing involvement after they are sold. Accordingly, the operations of these properties have been classified as discontinued operations in the Company’s consolidated statements of operations for all years presented. The property and equipment of these hotels is classified as held for sale on the consolidated balance sheet as of December 31, 2011 since the Company plans to sell these properties within one year.

During the fourth quarter of 2010, the Company concluded that one of its leased hotels in Astoria, Oregon had reached the end of its useful life. Accordingly, the operations of this hotel have been classified as discontinued operations in the Company’s financial statements. The Company has segregated the operating results of this hotel from continuing operations in the consolidated statements of operations for 2010 and 2009.

The following table summarizes the assets and liabilities of discontinued operations included in the consolidated balance sheets as of December 31, 2011 and December 31, 2010 (in thousands):

	2011	2010
ASSETS
Cash and cash equivalents	$46	$40
Accounts receivable, net	36	31
Inventories	39	33
Prepaid expenses and other	23	22

Total current assets	$144	$126
Property and equipment, net(1)	6,208	2,176
Intangible assets, net	—	213

Total assets	$6,352	$2,515

LIABILITIES
Accounts payable	$23	$21
Accrued payroll and related benefits	77	85
Advance deposits	9	11
Other accrued expenses	135	125

Current liabilities	$244	$242

(1)	Property and equipment of $6.2 million included in assets held for sale on the consolidated balance sheet as of December 31, 2011.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes results of discontinued operations for the periods indicated (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Revenues	$3,791	$4,190	$6,059
Operating expenses	(3,507)	(4,003)	(5,086)
Hotel facility and land lease	(607)	(858)	(992)
Depreciation and amortization	(368)	(457)	(516)
Income tax benefit	250	397	195

Loss from operations of discontinued business units	(441)	(731)	(340)
Impairment of the assets of the discontinued business units	(1,021)	(58)	(177)
Income tax benefit	370	20	60

Loss on impairment of the assets of the discontinued business units	(651)	(38)	(117)

Loss from discontinued operations	$(1,092)	$(769)	$(457)

Long-lived assets of the Medford and Missoula properties with a carrying amount of $7.2 million were written down to their fair value of $6.4 million less estimated costs to sell of $0.2 million, resulting in a non-cash impairment charge taken during the year of $1.0 million reflected above.

As shown in the table below (in thousands), the Company used Level 3 inputs for the impairment analysis of these two properties. These inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset based on the best information available in the circumstances.

Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Long-lived assets of discontinued business units held for sale	$6,208	$—	$—	$6,208	$(1,020)

8.	Goodwill and Intangible Assets

Goodwill represents the excess of the estimated fair value of the net assets acquired during business combinations over the net tangible and identifiable intangible assets acquired. Goodwill was recorded in prior years in connection with the acquisitions of hotels, franchises and entertainment businesses. The Red Lion brand name is an identifiable, indefinite lived intangible asset that represents the separable legal right to a trade name and associated trademarks acquired in a business combination the Company entered into in 2001. Goodwill and the brand name are not amortized, but are subject to an impairment assessment annually.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the cost and accumulated amortization of goodwill and other intangible assets (in thousands):

	December 31, 2011			December 31, 2010
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Goodwill	$8,512	n/a	$8,512	$28,042	n/a	$28,042

Intangible assets
Brand name	$6,878	n/a	$6,878	$6,878	n/a	$6,878
Lease contracts(1)	—	—	—	1,417	(425)	992
Trademarks	114	n/a	114	114	n/a	114

Total intangible assets	$6,992	$—	$6,992	$8,409	$(425)	$7,984

(1)

On November 2, 2011, the Company purchased 10 hotels which were formerly leased. The lease contract value transferred with the purchase of the related assets and was reclassified as a long-lived asset.

Amortization expense related to intangible assets was approximately $39,000, $176,000 and $178,000 during the years ended December 31, 2011, 2010 and 2009, respectively. All amortized intangible assets on the consolidated balance sheets on December 31, 2011, have now been fully amortized.

Goodwill and other intangible assets attributable to each of the Company’s business segments at December 31, 2011 and 2010 were as follows (in thousands):

	December 31,
	2011		2010
	Goodwill	Other Intangibles	Goodwill	Other Intangibles
Hotels	$—	$4,639	$19,530	$5,631
Franchise	5,351	2,347	5,351	2,347
Entertainment	3,161	6	3,161	6

Total	$8,512	$6,992	$28,042	$7,984

At the Company’s measurement date of October 1, 2011, it determined that the carrying amount of the hotel reporting unit exceeded its fair value, which was estimated based on a combined income and market approach. Accordingly, a goodwill impairment charge of $14.2 million was recognized in the hotel reporting unit. Prior to this impairment, $4.7 million of goodwill had been allocated to the sale of the Company’s Seattle property and $0.6 million of goodwill allocated to the Helena property had been impaired as part of the fair value assessment and decision to sell this property. There were no other impairments of goodwill or intangible assets during 2011. The table below shows the impact of this impairment (in thousands):

Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss
Goodwill	$8,512	$—	$—	$8,512	$(14,236)

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Note 2 for a discussion of the Company’s accounting policy on goodwill.

In December 2010, there was an event that caused the Company to review its lease contract intangible asset balance for potential impairment. A sublease agreement at the Company’s Red Lion Hotel Sacramento was terminated, thus eliminating $1.4 million of annual sublease income. The Company signed an agreement on February 22, 2011 with another subtenant, however for an initial minimum amount of $0.4 million in annual sublease income. After analysis, the Company concluded that the full amount of the lease contract intangible asset was not recoverable and recorded a $2.0 million impairment charge. There were no other impairments of intangible assets recorded in 2010. The table below shows the impact of this impairment (in thousands):

Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Lease contract intangible asset	$—	$—	$—	$—	$(2,039)

9.	Other Investments

Aggregate investments recorded as noncurrent assets on the consolidated balance sheets totaled $1.1 million and $1.2 million, respectively, as of December 31, 2011 and 2010. During 2011, the Company recorded a loss from investments of $52,000, compared to a loss of $48,000 and income of $16,000, respectively in 2010 and 2009.

The Company owns a 19.9% partnership interest in its corporate office building as discussed in Note 1. The Company’s investment balance was approximately $0.8 million as December 31, 2011 and 2010. Summarized unaudited financial information with respect to the office building, on a 100% basis, is as follows (in thousands):

	December 31,
	2011	2010
Current assets	$134	$224
Total assets	$11,131	$11,510
Current liabilities	$129	$120
Total liabilities	$8,485	$8,828
Total equity	$2,645	$2,681
Revenues	$1,588	$1,532
Net income	$203	$149

The Company maintains a 3% common security interest in the Red Lion Hotels Capital Trust (“the Trust”), as discussed in Note 12, which represents all of the common ownership of the Trust. The Trust is considered a variable interest entity and the Company is not considered its primary beneficiary. At December 31, 2011 and 2010, the Company’s equity method investment in the Trust had a balance of $0.3 million and $0.4 million, respectively, after adjusting for trust earnings and operating expenses.

10.	Credit Facility

During the second quarter of 2011 the Company retired its prior credit facility using a portion of the proceeds from the sale of the Seattle property, which secured the facility. The facility had an expiration date in September 2011.

On September 12, 2011, the Company expanded its existing term loan agreement with Wells Fargo. The term loan, the outstanding principal on which was approximately $12.0 million, was increased to $30 million.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The additional advance of approximately $18.0 million was used to pay off maturing debt aggregating $17.4 million and to pay expenses in connection with the transaction, including a $0.2 million commitment fee, resulting in net cash proceeds to the Company of approximately $0.4 million. Principal payments of $0.5 million are required on the loan on December 31, 2011 and on the last day of each calendar quarter thereafter. Additional principal payments will be required on the term loan if a property securing the facility is sold or the Company raises new equity. In the case of a property sale, the additional payment required will be the greater of (i) 50% of the net proceeds from the sale, or (ii) 50% of the appraised market value of the property being sold. In the case of an equity issue, the additional payment required will be 50% of the net equity proceeds raised. Any outstanding amounts are due on March 31, 2013.

Under the facility with Wells Fargo, in addition to the $30 million term loan revolving line of credit for up to $10 million for general corporate purposes became available on October 13, 2011.

Interest during 2011 under the term loan and revolving line of credit was payable at the Company’s option (i) at a fluctuating rate 2% above a base rate in effect from time to time, or (ii) at a rate 4.5% above LIBOR (under one, three or six month terms). The interest rate on the outstanding balance at December 31, 2011 was 4.8% on the term loan and 5.25% on the revolving line of credit.

The Company’s obligations under the $40 million facility are (i) guaranteed by its subsidiaries RLHLP, Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Holdings, Inc., (ii) secured by its accounts receivable and inventory, and (iii) further collateralized by its owned hotel properties in Bellevue, Spokane and Olympia, Washington, in Post Falls and Pocatello, Idaho, in Kalispell and Helena, Montana and in Aurora, Colorado. On November 2, 2011, we purchased 10 hotels formerly leased from iStar Financial Inc., see Note 5 for further details. Subsequent to their purchase, the Company pledged its hotels in Bend and Coos Bay, Oregon, Boise, Idaho, Kelso and Wenatchee, Washington, and Sacramento, California as additional collateral for the facility.

The credit facility requires the Company to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage and to debt service coverage ratios and limitations of borrowing availability based on the operating results of collateral properties. It also includes customary events of default. The Company was in compliance with these covenants at December 31, 2011.

As of December 31, 2011 the outstanding balance on the term loan was $29.5 million. Additionally, the outstanding balance under the revolving credit facility at December 31, 2011 was $0.8 million and is included as a current liability.

On February 2, 2012, the Company modified the facility with Wells Fargo, effective December 31, 2011, as follows: A financial covenant relating to loan commitment coverage was eliminated. In lieu thereof, the Company agreed that borrowings under the facility’s revolving line of credit may be limited based on a formula relating to the trailing twelve-month consolidated net income of the hotel properties collateralizing the facility. The financial covenant relating to debt service coverage ratio was liberalized. The Company was relieved of its obligation to offer the hotel in Medford, Oregon as additional security for the facility and for the period from January 1, 2012 through August 31, 2012, the margins on the interest rate options under the term loan and revolving line of credit were increased (i) to 2.5% for borrowings accruing interest by reference to the facility’s base rate, and (ii) to 5% for borrowings accruing interest by reference to LIBOR. Thereafter, the margins will decrease to at most 2% and 4.5%, respectively, or to as low as 1% and 3.5%, respectively, if the senior leverage ratio decreases sufficiently. The Company paid a fee of $10,000 in connection with the modification of the facility.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual maturities for the term loan and revolving line of credit outstanding at December 31, 2011, are summarized by year as follows (in thousands):

Year Ending December 31,	Amount
2012	$2,844
2013	27,500

$30,344

11.	Long-Term Debt

In addition to the credit facility discussed in Note 10 and the debentures discussed in Note 12, the Company has long-term debt consisting of mortgage notes payable and notes and contracts payable, collateralized by real property, equipment and the assignment of certain rental income. A summary of long-term debt as of December 31, 2011 and 2010, monthly installment and interest amounts, if applicable, interest rate and maturity date is as provided in the below table (in thousands, except monthly payment amounts).

	Outstanding December 31,		Last Applicable Monthly Installment	Last Applicable Interest Rate	Type	Maturity/ Balloon Payment Due	Security
	2011	2010
Notes Payable(1)	$—	$12,425	$93,269	4.00%	Variable	September 2013	Real Property
Notes Payable	—	11,822	108,797	8.08%	Fixed	September 2011	Real Property
Notes Payable	8,607	8,863	70,839	6.70%	Fixed	July 2013	Real Property
Notes Payable	7,604	7,830	62,586	6.70%	Fixed	July 2013	Real Property
Notes Payable	—	5,742	52,844	8.08%	Fixed	September 2011	Real Property
Notes Payable	5,014	5,163	41,265	6.70%	Fixed	July 2013	Real Property
Notes Payable	—	5,111	46,695	8.00%	Fixed	October 2011	Real Property
Notes Payable	4,262	4,388	35,076	6.70%	Fixed	July 2013	Real Property
Notes Payable	4,136	4,263	34,353	6.70%	Fixed	July 2013	Real Property
Notes Payable	3,426	3,528	28,198	6.70%	Fixed	July 2013	Real Property
Notes Payable	2,507	2,581	20,633	6.70%	Fixed	July 2013	Real Property
Notes Payable	2,507	2,581	20,633	6.70%	Fixed	July 2013	Real Property
Notes Payable	2,089	2,151	17,194	6.70%	Fixed	July 2013	Real Property
Industrial revenue bonds payable	—	704	66,560	5.90%	Fixed	October 2011	Real Property

Total long-term debt	40,152	77,152
Due within one year	(1,274)	(25,275)

Long-term debt due after one year	$38,878	$51,877

(1)	Interest rate based on Prime rate

During 2011, the Company retired $22.2 million in notes payable that matured in September and October, 2011. In addition, the industrial revenue bonds were paid in full in October 2011.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual maturities for long-term debt outstanding at December 31, 2011, excluding the $30.3 million outstanding under the term loan and revolving line of credit discussed in Note 10 and the debentures of the Red Lion Hotels Capital Trust discussed in Note 12, are summarized by year as follows (in thousands):

Year Ending December 31,	Amount
2012	$1,274
2013	38,878

$40,152

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

The Company borrowed all of the proceeds from the offering, including the Company’s original 3% trust common investment of $1.4 million, on the same day through 9.5% debentures that are included as a long-term liability on the consolidated balance sheets. The debentures mature in 2044 and their payment terms mirror the distribution terms of the trust securities. The debenture agreement required the mandatory redemption of 35% of the then-outstanding trust securities at 105% of issued value if the Company completed an offering of common shares with gross proceeds of greater than $50 million. In accordance therewith and in connection with a common stock offering in May 2006, the Company repaid approximately $16.6 million of the debentures due the Trust. The Trust then redeemed 35% of the outstanding trust preferred securities and trust common securities at a price of $26.25 per share, a 5% premium over the issued value of the securities. Of the $16.6 million, approximately $0.5 million was received back by the Company for its trust common securities and was reflected as a reduction of its investment in the Trust. At December 31, 2011 and 2010, debentures due the Trust totaled $30.8 million.

13.	Commitments and Contingencies

At any given time the Company is subject to claims and actions incidental to the operations of its business. During the second quarter of 2010, a federal court ruled in favor of the Company in a lawsuit the Company filed against the owner of a former franchised hotel. The court awarded the Company approximately $0.6 million in damages, which will accrue interest at 18% per annum pending the defendant’s appeal. During 2011 and 2010 the Company incurred approximately $0.1 and $0.3 million, respectively, in legal expense in connection with this matter. The Company is actively pursuing this action and cannot at this time reasonably predict the ultimate outcome of the proceedings. The Company has not recorded a receivable for this contingent gain. The Company does not expect that any sums it may receive or have to pay in connection with this or any other legal proceeding would have a materially adverse effect on its consolidated financial position or net cash flows.

14.	Stockholders’ Equity

The Company is authorized to issue 50 million common shares, par value $0.01 per share, and five million shares of preferred stock, par value $0.01 per share. As of December 31, 2011, there were 19,172,670 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. The board of directors has the authority, without action by the shareholders, to designate and issue preferred stock in one or

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights of the common stock.

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

Stock Incentive Plans

As approved by the shareholders of the Company, the 1998 Stock Incentive Plan and the 2006 Stock Incentive Plan, as amended , authorize the grant or issuance of various option or other awards including restricted stock grants and other stock-based compensation. The 2006 plan allows awards covering up to two million shares, subject to adjustments for stock splits, stock dividends and similar events. The 1998 plan allows awards covering up to 1.4 million shares, although as a condition to the approval of the 2006 plan, the Company no longer grants or issues awards under the 1998 plan. The compensation committee of the board of directors administers the 2006 plan and establishes to whom awards are granted and the type and terms and conditions, including the exercise period, of the awards. As of December 31, 2011, there were 1,009,450 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.

Stock based compensation expense reflects the fair value of stock based awards measured at grant date, including an estimated forfeiture rate, and is recognized over the relevant service period. Stock-based compensation expense related to these awards during 2011, 2010 and 2009 for employees was approximately $0.7 million, $1.1 million and $1.2 million, respectively.

Stock-based compensation expense recorded in 2010 includes $0.5 million of expense recorded upon the termination of the Company’s former President and Chief Executive Officer in January 2010.

In addition to the awards mentioned above, during the years ended December 31, 2011, 2010 and 2009; 68,618, 78,873 and 86,625 shares of common stock, respectively, were issued in aggregate to non-management directors as compensation for service. During the years ended December 31, 2011, 2010 and 2009, the Company recognized compensation expense of approximately $0.5 million, $0.5 million and $0.4 million, respectively, upon issuance.

Stock Options

Stock options issued are valued based upon the Black-Scholes option pricing model and the Company recognizes this value as an expense over the periods in which the options vest. Use of the Black-Scholes option-pricing model requires that the Company make certain assumptions, including expected volatility, forfeiture rate, risk-free interest rate, expected dividend yield and expected life of the options, based on historical experience. Volatility is based on historical information with terms consistent with the expected life of the option. The risk free interest rate is based on the quoted daily treasury yield curve rate at the time of grant, with terms consistent with the expected life of the option. No stock options were granted during 2011 or 2009.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2010, the following weighted average assumptions were used for stock options granted:

2010
Options granted	5,864
Weighted-average grant date fair value of options granted	$7.10
Dividend yield	0%
Expected volatility	61%
Forfeiture rate	2%
Risk free interest rates	3.36%
Expected option lives	4 years

A summary of stock option activity for the year ended December 31, 2011, is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2011	478,047	$7.62
Options granted	—	$—
Options exercised	(163,035)	$5.37
Options forfeited	(51,140)	$10.08

Balance, December 31, 2011	263,872	$8.53

Exercisable, December 31, 2011	228,341	$8.53

Additional information regarding stock options outstanding and exercisable as of December 31, 2011, is presented below. Total unrecognized stock-based compensation expense related to non-vested stock options, as of December 31, 2011, was approximately $32,000 before the impact of income taxes and is expected to be recognized in 2012.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
					(in thousands)			(in thousands)
$5.10 — $5.98	60,460	2.05	2013-2014	$5.31	$98,243	60,460	$5.31	$98,243
$7.10 — $7.80	25,864	4.62	2012-2020	7.38	—	21,467	7.44	—
$8.74 — $8.80	129,734	6.34	2018	8.76	—	98,600	8.76	—
$12.21 — $13.00	47,814	5.13	2016-2017	12.61	—	47,814	12.61	—

	263,872	4.97	2012-2020	$8.53	$98,243	228,341	$8.53	$98,243

(1)

The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been available to be exercised on the last trading day of 2011, or December 31, 2011, based upon the Company’s closing stock price of $6.93.

Restricted Stock Units, Shares Issued as Compensation

During 2011, 2010 and 2009, the Company granted 168,398, 165,439 and 213,282 unvested restricted stock units, respectively, to executive officers and other key employees, the majority of which vest 25% each year for

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

four years on each anniversary of the grant date. While all of the shares are considered granted, they are not considered issued or outstanding until vested. Since the Company began issuing restricted stock units, approximately 15.2% of total restricted stock units granted have been forfeited.

A summary of restricted stock unit activity for the year ended December 31, 2011, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2011	220,816	$6.40
Granted	168,398	$7.97
Vested	(67,588)	$5.43
Forfeited	(33,284)	$7.04

Balance, December 31, 2011	288,342	$7.23

67,588 shares of common stock were issued to employees in 2011 as their restricted stock units vested. Under the terms of the 2006 plan and upon issuance, the Company authorized a net settlement of distributable shares to employees after consideration of individual employees’ tax withholding obligations, at the election of each employee. During 2011, the Company repurchased 18,207 shares at a weighted average of $7.92 per share to cover the participants’ tax liability.

During 2011, 2010 and 2009, the Company recognized approximately $0.6 million, $0.8 million and $0.3 million, respectively, in compensation expense related to these grants, and expects to record an additional $1.6 million in compensation expense over the remaining vesting periods.

Employee Stock Purchase Plan

In 2008, the Company adopted a new employee stock purchase plan (“ESPP”) upon expiration of its previous plan. Under the ESPP, 300,000 shares of common stock are authorized for purchase by eligible employees at a discount through payroll deductions. No employee may purchase more than $25,000 worth of shares, or more than 10,000 total shares, in any calendar year. As allowed under the ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. During 2011, 2010 and 2009, 22,382, 32,162 and 54,871 shares, respectively, were issued, and approximately $15,000, $20,000 and $22,000 was recorded in compensation expense related to the discount associated with the plan.

Non-controlling Interest and Operating Partnership Units

As discussed in Note 1, the Company is a general partner of RLHLP and at December 31, 2011, held more than a 99% interest in that entity. Partners who hold operating partnership units (“OP Units”) have the right to put those units to RLHLP, in which event either (i) RLHLP must redeem the units for cash, or (ii) the Company, as general partner, may elect to acquire the OP Units for cash or in exchange for a like number of shares of its common stock. At December 31, 2011 and 2010, 44,837 OP Units held by unaffiliated limited partners remained outstanding. In February, 2012 these 44,837 OP Units were acquired by the Company in exchange for common stock. See Note 21.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings (loss) per common share computations for the years ended December 31, 2011, 2010 and 2009 (in thousands, except per share amounts):

	Year ended December 31,
	2011	2010	2009
Numerator — basic and diluted:
Net income (loss) from continuing operations	$(5,970)	$(7,850)	$(6,207)
Less net income or loss attributable to noncontrolling interest	86	(10)	(1)
Net Income (loss) from discontinued operations	(1,092)	(769)	(457)

Net income (loss) attributable to Red Lion Hotels Corporation	$(7,148)	$(8,609)	$(6,663)

Denominator:
Weighted average shares — basic	19,053	18,485	18,106

Weighted average shares — diluted	19,053	18,485	18,106

Earnings (loss) per share attributable to Red Lion Hotels Corporation:
Basic and Diluted
Net Income (loss) from continuing operations	$(0.32)	$(0.43)	$(0.34)
Less net income or loss attributable to noncontrolling interest	$—	$—	$—
Net Income (loss) from discontinued operations	$(0.06)	$(0.04)	$(0.03)

Net income (loss) attributable to Red Lion Hotels Corporation	$(0.38)	$(0.47)	$(0.37)

At December 31, 2011, 2010 and 2009, the effect of converting the 44,837 outstanding OP Units during those periods was considered antidilutive due to reported net losses attributable to Red Lion Hotels Corporation and excluded from the above calculations.

At December 31, 2011, 2010 and 2009 there were; 263,872, 478,047 and 1,194,460 options to purchase common shares, respectively, outstanding. All of the options to purchase common shares were considered antidilutive and excluded from the above calculations due to reported net losses attributable to Red Lion Hotels Corporation in all years.

At December 31, 2011, 2010 and 2009, all 288,342, 220,816 and 239,318 outstanding but unvested restricted stock units, respectively, were considered antidilutive due to reported net losses attributable to Red Lion Hotels Corporation.

16.	Income Taxes

Major components of the income tax (benefit) expense for the years ended December 31, 2011, 2010 and 2009, are as follows (in thousands):

	December 31,
	2011	2010	2009
Current:
Federal (benefit) expense	$349	$179	$(886)
State (benefit) expense	87	32	—
Deferred (benefit) expense	4,458	(5,148)	(3,184)

Income tax (benefit) expense attributable to Red Lion Hotels Corporation	4,894	(4,937)	(4,070)
Less: tax benefit of discontinued operations	620	417	255

Income tax (benefit) expense from continuing operations	$5,514	$(4,520)	$(3,815)

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax (benefit) expense shown in the consolidated statements of operations differs from the amounts calculated using the federal statutory rate applied to income before income taxes as follows (in thousands, except percentages):

	December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
(Benefit) provision at federal statutory rate	$(767)	-34.0%	$(4,605)	-34.0%	$(3,649)	-34.0%
State tax (benefit) expense	228	10.0%	(200)	-1.5%	(371)	-3.4%
Effect of tax credits	(357)	-15.8%	(422)	-3.1%	(343)	-3.2%
Fixed asset basis difference	(791)	-35.0%	—	0.0%	—	0.0%
Non-deductible goodwill	6,640	294.4%	—	0.0%	—	0.0%
Other	(59)	-2.6%	290	2.2%	293	2.7%

Income tax (benefit) expense attributable to Red Lion Hotels Corporation	4,894	217.0%	(4,937)	-36.4%	(4,070)	-37.9%
Less: tax benefit of discontinued operations	620	27.5%	417	3.1%	255	2.4%

Income tax (benefit) expense from continuing operations	$5,514	244.5%	$(4,520)	-33.3%	$(3,815)	-35.5%

Significant components of the net deferred tax assets and liabilities at December 31, 2011 and 2010, are as follows (in thousands):

	December 31,
	2011		2010
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$—	$14,895	$—	$13,514
Brand name	—	2,484	—	2,491
Other intangible assets	120	—	124	—
Gain on sale leaseback	1,586	—	1,760	—
Tax credit carryforwards	2,687	—	3,311	—
Federal net operating losses	—	—	1,566	—
Impact of CPF consolidation	—	—	1,038	—
Other	1,101	—	779	—

Total	$5,494	$17,379	$8,578	$16,005

At December 31, 2011 and 2010, the Company had federal gross operating loss carryforwards of approximately $-0- and $4.9 million, respectively; state gross operating loss carryforwards of approximately $3.2 million and $5.4 million, respectively; and federal and state tax credit carryforwards of approximately $2.7 million and $3.3 million. The state net operating loss carryforwards will expire beginning in 2016; the federal credits will begin to expire in 2025; and the state credits will carry forward indefinitely. A valuation allowance against the deferred tax assets has not been established as the Company believes it’s more likely than not that these assets will be realized.

The Company recognizes the financial statement effect of a tax position when, based on the technical merits of the uncertain tax position, it is more likely than not to be sustained on a review by taxing authorities. These estimates are based on judgments made with currently available information. The Company reviews these estimates and makes changes to recorded amounts of uncertain tax positions as facts and circumstances warrant. The Company has no material uncertain tax positions at December 31, 2011 and 2010, and does not anticipate a significant change in any unrecognized tax benefits over the next twelve months. Accordingly, the Company has not provided for any unrecognized tax benefits or related interest and penalties. The Company accounts for penalties and interest related to

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized tax benefits as a component of income tax expense. With limited exception, the Company is no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for years prior to 2005.

17.	Operating Lease Income

The Company leases commercial retail and office space to various tenants over terms ranging through 2047. The leases generally provide for fixed minimum monthly rent as well as tenants’ payments for their pro rata share of taxes and insurance and common area maintenance and expenses. Rental income for the years ended December 31, 2011, 2010 and 2009 from continuing operations was approximately $2.8 million, $3.0 million and $3.5 million, respectively, which included contingent rents of approximately $0.3 million, $0.2 million and $0.2 million, respectively. Future minimum lease income under existing non-cancelable leases as of December 31, 2011, is anticipated to be as follows (in thousands):

Year Ended December 31,
2012	$2,310
2013	1,548
2014	1,384
2015	1,228
2016	1,171
Thereafter	4,565

Total	$12,206

18.	Operating Lease Commitments

Total future minimum payments due under all current term operating leases at December 31, 2011, were as indicated below (in thousands). Total rent expense from continuing operations, net of sublease income under the leases for the years ended December 31, 2011, 2010, and 2009 was $8.6 million, $6.5 million, and $7.4 million, respectively, which included $7.3 million, $5.1 million, and $6.0 million of hotel facility and land lease expense, as presented on the consolidated statements of operations.

Year Ended December 31,
2012	$4,870
2013	4,093
2014	3,751
2015	3,727
2016	2,273
Thereafter	7,457

Total	$26,171

In 2001, the Company assumed a master lease agreement with iStar Financial, Inc. (“iStar”) for 17 hotel properties, including 12 which were part of the Red Lion acquisition. Subsequently, the Company entered into an agreement with Doubletree DTWC Corporation under which it subleased five of these hotel properties from the Company. During the second quarter of 2010, the Company amended the agreement to terminate the master lease as to the Astoria, Oregon property due to its closure. The master lease agreement required minimum monthly payments of $1.2 million plus contingent rents based on gross receipts from the remaining 16 hotels, of which approximately $0.8 million per month was paid by the sublease tenant.

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 2, 2011, the Company signed an agreement to purchase for $37 million, the assets of 10 hotels formerly leased by the Company from iStar. The hotels purchased in the iStar agreement include: Red Lion Hotel Boise Downtowner; Red Lion Inn Missoula; Red Lion Inn Bend; Red Lion Hotel Coos Bay; Red Lion Hotel Eugene; Red Lion Hotel Medford; Red Lion Hotel Pendleton; Red Lion Hotel Kelso/Longview; Red Lion Hotel Wenatchee; and Red Lion Hotel Sacramento at Arden Village. The lease expense for these 10 hotels represented $4.3 million in annual payments which are no longer reflected in the table above. The Red Lion Hotel Vancouver at the Quay in Washington will remain leased under a new lease with iStar as the future of the property rests with the progress of the Columbia River Crossing bridge project, which will result in the right of way acquisition of the hotel. The Company also assigned to an affiliate of iStar the sublease described above with Doubletree DTWC Corporation whereby Doubletree DTWC Corporation was subleasing five additional properties from the Company.

In October 2007, the Company completed an acquisition of a 100-year (including extension periods) leasehold interest in a hotel in Anaheim, California for $8.3 million, including costs of acquisition. At the Company’s option, it is entitled to extend the lease for 19 additional terms of five years each, with increases in lease payments tied directly to the Consumer Price Index. The Company exercised its first option to extend for an additional five year term beginning in May 2011 at $2.2 million per year. The amounts shown in the table above extend through April 2016 and reflect this five year extension.

In addition to the above mentioned obligations, the Company has leasehold interests at properties in Eugene, Oregon, the Seattle Airport and Spokane, Washington as well as its corporate headquarters location. These leases require the Company to pay fixed monthly rent and have expiration dates of 2012 and beyond. The Company also assumed an office lease used by guests contracted to stay at its Denver Southeast Hotel. As part of this contract business, the Company is reimbursed the entire lease expense amount. The expense of all of these leases has been included in the table above.

19.	Related-Party Transactions

The Company conducted various business transactions in which the counterparty was considered a related party due to the relationships between the Company and the counterparty’s officers, directors and/or equity owners. The nature of the transactions was limited to performing certain management and administrative functions for the related entities, commissions for real estate sales and leased office space. The total aggregate value of these transactions in 2011, 2010 and 2009 was $0.7 million, $0.4 million and $0.4 million, respectively.

During 2011 and 2010, the Company held certain cash and investment accounts in, and had a note payable to a bank whose chairman and chief executive officer is a member of the Company’s board of directors. At December 31, 2011 and 2010, total cash and investments held were approximately $0.1 million and $0.05 million, respectively. The note payable was paid in full in October, 2011. Net interest expense of $0.02 million, $0.06 million and $0.1 million, respectively, related to this note payable was recorded during 2011, 2010 and 2009.

20.	Fair Value of Financial Instruments

Estimated fair values of financial instruments are as indicated below (in thousands). The carrying amounts for cash and cash equivalents, current investments, accounts receivable and current liabilities are reasonable estimates of their fair values. The fair value of long-term debt is estimated based on the discounted value of contractual cash flows using the estimated rates currently offered for debt with similar remaining maturities. The debentures are valued at the closing price on December 31, 2011, of the underlying trust preferred securities, as

RED LION HOTELS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discussed in Note 12, on the New York Stock Exchange, plus the face value of the debenture amount representing the trust common securities held by the Company.

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents and restricted cash	$5,339	$5,339	$8,132	$8,132
Accounts receivable	$7,591	$7,591	$5,985	$5,985
Financial liabilities:
Current liabilities, excluding debt	$16,891	$16,891	$22,454	$22,454
Total debt	$70,496	$70,658	$95,152	$95,400
Debentures	$30,825	$30,717	$30,825	$31,279

The fair values provided above are not necessarily indicative of the amounts the Company or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

21.	Subsequent Events

On February 2, 2012, the Company modified its existing credit facility with Wells Fargo Bank, effective December 31, 2011, as follows: A financial covenant relating to loan commitment coverage was eliminated. In lieu thereof, the Company agreed that borrowings under the facility’s revolving line of credit extending up to $10 million may be limited based on a formula relating to the trailing twelve-month consolidated net income of the hotel properties collateralizing the facility. The financial covenant relating to debt service coverage ratio was eased. The Company was relieved of its obligation to offer the hotel in Medford, Oregon as additional security for the facility and for the period from January 1, 2012 through August 31, 2012, the margins on the interest rate options under the term loan and revolving line of credit were increased (i) to 2.5% for borrowings accruing interest by reference to the facility’s base rate, and (ii) to 5% for borrowings accruing interest by reference to LIBOR. Thereafter, the margins will decrease to at most 2% and 4.5%, respectively, or to as low as 1% and 3.5%, respectively, if the senior leverage ratio decreases sufficiently. The Company paid a fee of $10,000 in connection with the modification of the facility. See Notes 3 and 10.

During February 2012, the Company elected to issue 44,837 shares of its common stock in exchange for a like number of OP Units that then certain limited partners put to RLHLP. Partners who hold OP Units have the right to put those units to RLHLP, in which event either (i) RLHLP must redeem the units for cash, or (ii) as general partner, the Company may elect to acquire the OP Units for cash or in exchange for a like number of shares of its common stock. RLHLP remains in existence as a limited partnership because there are 70,842.51 OP Units help by North River Drive Company, a wholly owned subsidiary of Red Lion Hotels Corporation. However, on a consolidated basis, RLHLP is now wholly owned by the Company.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the fourth fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2011, based on these criteria.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report which is included herein.

There have been no changes in our internal control over financial reporting (as defined in Exchange Act rules 13a-15(f)) during our fourth fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Red Lion Hotels Corporation

Spokane, Washington

We have audited Red Lion Hotels Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Red Lion Hotels Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Red Lion Hotels Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Red Lion Hotels Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 15, 2012, expressed an unqualified opinion thereon.

BDO USA, LLP

Spokane, Washington

March 15, 2012

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

A portion of the information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2012 Annual Meeting of Shareholders under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” This proxy statement will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011 pursuant to Regulation 14A under the Securities Exchange Act of 1934. Pursuant to Item 401(b) of Regulation S-K, information about our executive officers is reported under the caption “Executive Officers of the Registrant” in Item 4A of Part I of this Annual Report on Form 10-K.

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

The information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2012 Annual Meeting of Shareholders under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2012 Annual Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management.”

See Item 5 of this Annual Report on Form 10-K for information regarding our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2012 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Transactions,” and “Corporate Governance — Director Independence.”

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2012 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

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

3. Index to exhibits:

Exhibit Number	Description

3.1(1)	Amended and Restated Articles of Incorporation.

3.2(1)	Amended and Restated By-Laws

4.1(2)	Specimen Common Stock Certificate

4.2(3)	Certificate of Trust of Red Lion Hotels Capital Trust

4.3(3)	Declaration of Trust of Red Lion Hotels Capital Trust

4.4(4)	Amended and Restated Declaration of Trust of Red Lion Hotels Capital Trust

4.5(4)	Indenture for 9.5% Junior Subordinated Debentures Due February 24, 2044

4.6(4)	Form of Certificate for 9.5% Trust Preferred Securities (Liquidation Amount of $25 per Trust Preferred Security) of Red Lion Hotels Capital Trust (included in Exhibit 4.5 as Exhibit A-1)

4.7(4)	Form of 9.5% Junior Subordinated Debenture Due February 24, 2044 (included in Exhibit 4.6 as Exhibit A)

4.8(4)	Trust Preferred Securities Guarantee Agreement dated February 24, 2004

4.9(4)	Trust Common Securities Guarantee Agreement dated February 24, 2004

Executive Compensation Plans and Agreements

10.1(5)	1998 Stock Incentive Plan

10.2(6)	Form of Restricted Stock Award Agreement for the 1998 Stock Incentive Plan

10.3(7)	Form of Notice of Grant of Stock Options and Option Agreement for the 1998 Stock Incentive Plan

10.4(8)	2006 Stock Incentive Plan

10.5(9)	Form of Restricted Stock Unit Agreement -- Notice of Grant for the 2006 Stock Incentive Plan

Exhibit Number	Description

10.6(10)	Form of Notice of Grant of Stock Options and Option Agreement for the 2006 Stock Incentive Plan

10.7(11)	2008 Employee Stock Purchase Plan

10.8(12)	First Amendment to 2008 Employee Stock Purchase Plan

10.9(13)	Executive Officers Variable Pay Plan Effective January 1, 2005

10.10	Summary Sheet for Director Compensation

10.11(14)	Executive Employment Agreement dated April 22, 2008 between the Registrant and Thomas L. McKeirnan

10.12(14)	Executive Employment Agreement dated June 5, 2008 between the Registrant and George H. Schweitzer

10.13(15)	Employment offer letter to Harry Sladich dated March 17, 2010.

10.14(15)	Employment offer letter to Dan Jackson dated October 26, 2010.

10.15	Employment offer letter to Julie Shiflett dated August 31, 2011

Other Material Contracts

10.16(16)

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

10.17(16)

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

10.18(16)

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

10.19(17)

Credit Agreement dated September 13, 2006 among the Registrant, Credit Agricole Corporate and Investment Bank (formerly Calyon New York Branch), Sole Lead Arranger and Administrative Agent, KeyBank National Association, Documentation Agent, CIBC, Inc., Union Bank of California, N.A. and Wells Fargo Bank, N.A.

Exhibit Number	Description

10.20(18)

First Amendment dated February 8, 2010 to Credit Agreement among the Registrant, Credit Agricole Corporate and Investment Bank, Sole Lead Arranger and Administrative Agent, KeyBank National Association, Documentation Agent, CIBC, Inc., Union Bank, N.A. and Wells Fargo Bank, National Association

10.21(19)

Second Amendment dated January 10, 2011 to Credit Agreement among the Registrant, Credit Agricole Corporate and Investment Bank, Sole Lead Arranger and Administrative Agent, KeyBank National Association, Documentation Agent, CIBC, Inc., Union Bank, N.A. and Wells Fargo Bank, National Association

10.22(20)	Third Amendment to Credit Agreement and Amendment to Other Loan Documents dated March 25, 2011 among the Registrant, WHC809, LLC, and KeyBank National Association

10.23(21)	Agreement to Purchase Hotel between WHC809, LLC and LCP Seattle, LLC

10.24(22)	Amended and Restated Credit Agreement dated as of September 12, 2011 between the Registrant and Wells Fargo Bank, National Association

10.25(23)	First Amendment dated January 31, 2012 to Amended And Restated Credit Agreement between the Registrant and Wells Fargo Bank, National Association

10.26(22)	Term Note dated January 31, 2012 for $30,000,000 payable by the Registrant to Wells Fargo Bank, National Association

10.27(23)	First Modification to Promissory Note (Term Note) dated January 31, 2012

10.28(22)	Revolving Line of Credit Note dated January 31, 2012 for $10,000,000 payable by the Registrant to Wells Fargo Bank, National Association

10.29(23)	First Modification to Promissory Note (Revolving Line of Credit Note) dated January 31, 2012

10.30	Agreement to Purchase Eight Hotels and Assume Leases dated November 2, 2011 between WHC 809, LLC and RLH Partnership, L.P.

21	List of Subsidiaries of Red Lion Hotels Corporation

23	Consent of BDO USA, LLP

24	Powers of Attorney (included on signature page)

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(b)

32.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(b)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on May 25, 2011.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-3/A filed by us on May 15, 2006.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 filed by us on November 4, 2003.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on March 19, 2004.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on May 15, 2001.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 filed by us on January 20, 1998.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit the Form 8-K filed by us on November 15, 2005.

(8)	Previously filed with the Securities and Exchange Commission as an appendix to the Schedule 14A filed by us on April 20, 2006.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on November 22, 2006.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 14, 2006.

(11)	Previously filed with the Securities and Exchange Commission as an appendix to the Schedule 14A filed by us on April 22, 2008.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed by us on March 11, 2010.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on March 23, 2005.

(14)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 7, 2008.

(15)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on May 9, 2011.

(16)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 14, 2003.

(17)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on September 18, 2006.

(18)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on February 9, 2010.

(19)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on January 13, 2011.

(20)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on March 30, 2011.

(21)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 8, 2011.

(22)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on November 8, 2011.

(23)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on February 7, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED LION HOTELS CORPORATION Registrant

By	/s/ JON E. ELIASSEN
Jon E. Eliassen
President and Chief Executive Officer

Date: March 15, 2012

POWERS OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Jon E. Eliassen and Julie Shiflett and each of them severally, such person’s true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, to execute in the name and on behalf of such person, individually and in each capacity stated below, any and all amendments to this report, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JON E. ELIASSEN Jon E. Eliassen	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2012

/S/ JULIE SHIFLETT Julie Shiflett	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 15, 2012

/S/ SANDRA J. HEFFERNAN Sandra J. Heffernan	Vice President, Corporate Controller (Principal Accounting Officer)	March 15, 2012

/S/ DONALD K. BARBIERI Donald K. Barbieri	Chairman of the Board of Directors	March 15, 2012

/S/ RICHARD L. BARBIERI Richard L. Barbieri	Director	March 15, 2012

/S/ RYLAND P. DAVIS Ryland P. Davis	Director	March 15, 2012

/S/ RAYMOND R. BRANDSTROM Raymond R. Brandstrom	Director	March 15, 2012

/S/ PETER F. STANTON Peter F. Stanton	Director	March 15, 2012

/S/ RONALD R. TAYLOR Ronald R. Taylor	Director	March 15, 2012

/S/ MELVIN L. KEATING Melvin L. Keating	Director	March 15, 2012