Form 10-Q
period 2012-03-31
Red Lion Hotels CORP
filed 2012-05-08
CIK 1052595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 __________________________________________
FORM 10-Q
 __________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-13957
 __________________________________________
RED LION HOTELS CORPORATION
(Exact name of registrant as specified in its charter)
  __________________________________________

Washington	91-1032187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 W. North River Drive, Suite 100 Spokane Washington	99201
(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (509) 459-6100
 __________________________________________
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
As of May 2, 2012, there were 19,268,115 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,441	$1,981
Restricted cash	3,358	3,358
Accounts receivable, net	6,102	7,591
Inventories	1,305	1,346
Prepaid expenses and other	2,369	1,973
Deferred income taxes	7,553	4,291
Assets held for sale	23,769	30,380
Total current assets	47,897	50,920
Property and equipment, net	229,939	232,589
Goodwill	8,512	8,512
Intangible assets, net	6,992	6,992
Other assets, net	5,708	5,883
Total assets	$299,048	$304,896
LIABILITIES
Current liabilities:
Accounts payable	$5,439	$4,928
Accrued payroll and related benefits	3,156	2,103
Accrued interest payable	1,136	231
Advance deposits	798	380
Other accrued expenses	9,622	9,249
Revolving credit facility	—	844
Long-term debt, due within one year	30,802	3,274
Total current liabilities	50,953	21,009
Long-term debt, due after one year	38,535	66,378
Deferred income	4,519	4,643
Deferred income taxes	15,040	16,176
Debentures due Red Lion Hotels Capital Trust	30,825	30,825
Total liabilities	139,872	139,031
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Red Lion Hotels Corporation stockholders’ equity
Preferred stock- 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock- 50,000,000 shares authorized; $0.01 par value; 19,257,898 and 19,172,670 shares issued and outstanding	192	192
Additional paid-in capital, common stock	149,556	149,027
Retained earnings	9,428	16,589
Total Red Lion Hotels Corporation stockholders’ equity	159,176	165,808
Noncontrolling interest	—	57
Total stockholders' equity	159,176	165,865
Total liabilities and stockholders’ equity	$299,048	$304,896

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per share data)
Revenue:
Hotels	$28,341	$29,534
Franchise	1,089	707
Entertainment	2,524	2,800
Other	743	607
Total revenues	32,697	33,648
Operating expenses:
Hotels	25,189	26,400
Franchise	1,172	894
Entertainment	2,203	2,614
Other	477	393
Depreciation and amortization	4,123	5,205
Hotel facility and land lease	1,181	1,930
Asset impairment	5,941	—
Loss (gain) on asset dispositions, net	(104)	(86)
Undistributed corporate expenses	1,381	1,344
Total expenses	41,563	38,694
Operating income (loss)	(8,866)	(5,046)
Other income (expense):
Interest expense	(1,817)	(2,301)
Other income, net	13	4
Income (loss) before taxes	(10,670)	(7,343)
Income tax expense (benefit)	(4,074)	(2,843)
Net income (loss) from continuing operations	(6,596)	(4,500)
Discontinued operations
Income (loss) from operations of discontinued business units, net of income tax (benefit) expense of ($58) and ($154), respectively	(102)	(271)
Impairment of the assets of the discontinued business units, net of income tax(benefit) expense of ($266) and $0, respectively	(470)	—
Net income (loss) from discontinued operations	(572)	(271)
Net income (loss)	(7,168)	(4,771)
Less net income or loss attributable to noncontrolling interest	(7)	(10)
Net income (loss) attributable to Red Lion Hotels Corporation	$(7,161)	$(4,761)
Earnings per share - basic and diluted
Net income (loss) from continuing operations	$(0.34)	$(0.24)
Net income (loss) from discontinued operations	$(0.03)	$(0.01)
Net income (loss) attributable to Red Lion Hotels Corporation	$(0.37)	$(0.25)
Weighted average shares - basic	19,222	18,974
Weighted average shares - diluted	19,222	18,974

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Operating activities:
Net income (loss)	$(7,168)	$(4,771)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,123	5,306
Gain on disposition of property, equipment and other assets, net	(104)	(86)
Asset impairment	6,677	—
Deferred income taxes	(4,398)	(3,015)
Equity in investments	3	10
Stock based compensation expense	424	225
Provision for doubtful accounts	196	(16)
Change in current assets and liabilities:
Restricted cash	—	(672)
Accounts receivable	1,368	9
Inventories	41	6
Prepaid expenses and other	(396)	17
Accounts payable	511	(1,642)
Accrued payroll and related benefits	1,053	(1,128)
Accrued interest payable	905	15
Deferred income	7	275
Other accrued expenses and advance deposits	777	2,405
Net cash (used in) provided by operating activities	4,019	(3,062)
Investing activities:
Purchases of property and equipment	(1,153)	(386)
Proceeds from disposition of property and equipment	4	1
Advances to Red Lion Hotels Capital Trust	(27)	(27)
Other, net	(46)	(507)
Net cash (used in) provided by investing activities	(1,222)	(919)
Financing activities:
Borrowings on revolving credit facility	1,365	7,000
Repayment of revolving credit facility	(2,209)	—
Repayment of long-term debt	(315)	(833)
Proceeds from stock options exercised	—	512
Proceeds from issuance of common stock under employee stock purchase plan	55	63
Additions to deferred financing costs	(233)	(1,166)
Net cash (used in) provided by financing activities	(1,337)	5,576
Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	1,460	1,595
Cash and cash equivalents at beginning of period	1,981	4,012
Cash and cash equivalents at end of period	$3,441	$5,607

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Income taxes	$75	$—
Interest on long-term debt	$912	$2,286
Noncash operating, investing and financing activities:
Reclassification of property and other assets to assets held for sale	$66	$38,632
Reclassification of goodwill to assets held for sale	$—	$5,312
Exchange of common stock for noncontrolling interest in partnership	$50	$—
Conversion of non-current restricted cash to accounts receivable	$75	$—
Conversion of note receivable to fixed assets	$210	$—

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation (“Red Lion”, "we", "our", "us" or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale full, select and limited service hotels under the Red Lion brand. As of March 31, 2012, the Red Lion system of hotels was comprised of 48 hotels located in nine states and one Canadian province, with 9,010 rooms and 452,387 square feet of meeting space. As of that date, we operated 30 hotels, of which 25 are wholly owned and five are leased, and franchised 18 hotels predominantly owned and operated by various third-party franchisees.

We are also engaged in entertainment operations, which derive revenues from promotion and presentation of entertainment productions and ticketing services under the operations of WestCoast Entertainment and TicketsWest. The ticketing service offers ticketing inventory management systems, call center services, and outlet/electronic distributions for event locations. We also maintain a direct ownership interest in a retail mall that is attached to one of our hotels and we own a hotel which is leased to a franchisee.

We were incorporated in the state of Washington in April 1978, and until 1999 operated hotels under various brand names including Cavanaughs Hotels. In 1999, we acquired WestCoast Hotels, Inc., and rebranded our Cavanaugh’s hotels to the WestCoast brand, changing our name to WestCoast Hospitality Corporation. In 2001, we acquired Red Lion Hotels, Inc. In September 2005, after rebranding most of our WestCoast hotels to the Red Lion brand, we changed our name to Red Lion Hotels Corporation. The financial statements encompass the accounts of Red Lion Hotels Corporation and all of its consolidated subsidiaries, including its 100% ownership of Red Lion Hotels Holdings, Inc., Red Lion Hotels Franchising, Inc., and its 100% ownership of Red Lion Hotels Limited Partnership (“RLHLP”).

In February 2012, we elected to issue 44,837 shares of our common stock in exchange for a like number of operating partnership units ("OP Units") that then certain limited partners had put to RLHLP. Partners who held OP Units had the right to put those units to RLHLP, in which case either (i) RLHLP had to redeem the units for cash, or (ii) as general partner, we could elect to acquire the OP Units for cash or in exchange for a like number of shares of our common stock. RLHLP remains in existence as a limited partnership because there are 70,842.51 OP Units held by North River Drive Company. RLHLP is now wholly owned by us on a consolidated basis, because North River Drive Company is a wholly owned subsidiary of Red Lion Hotels Corporation.

The financial statements also include an equity method investment in a 19.9% owned real estate venture, as well as certain cost method investments in various entities included as other assets, over which we do not exercise significant influence. In addition, we hold a 3% common interest in Red Lion Hotels Capital Trust (the “Trust”) that is considered a variable interest entity. We are not the primary beneficiary of the Trust; thus, it is treated as an equity method investment. The consolidated financial statements include all of the activities of our cooperative marketing fund, a variable interest entity, of which we are the primary beneficiary.

All significant inter-company and inter-segment transactions and accounts have been eliminated upon consolidation. Certain amounts disclosed in prior period statements have been reclassified to conform to the current period presentation.

2.	Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted as permitted by such rules and regulations.

The consolidated balance sheet as of December 31, 2011 has been compiled from the audited balance sheet as of such date. We believe the disclosures included herein are adequate; however, they should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2011, previously filed with the SEC on Form 10-K.

In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly our consolidated financial position at March 31, 2012, the consolidated results of operations for the three months ended March 31, 2012 and 2011, and the consolidated cash flows for the three months ended March 31, 2012 and 2011. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosures of contingent liabilities. Actual results could materially differ from those estimates.

3.	Recent Accounting Pronouncements

During the three months ended March 31, 2012 there were no new accounting pronouncements published that were applicable to us.

Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment", ("ASU 2011-08"). ASU 2011-08 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis to determine whether an additional impairment test is necessary. ASU 2011-08 is for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption allowed. We adopted ASU 2011-08 effective January 1, 2012.

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs", ("ASU 2011-04"). ASU 2011-04 clarifies the application of existing fair value measurements and disclosure requirements and certain changes to principles and requirements for measuring fair value. This update is to be applied prospectively and is effective during interim and annual periods beginning December 15, 2011. We adopted ASU 2011-04 effective January 1, 2012.

4.	Liquidity

As of March 31, 2012, we had total long term debt maturing within one year of $30.8 million. This includes a term loan with a balance of $29.5 million, which matures on March 31, 2013.

Our current liabilities at March 31, 2012 exceeded our current assets, excluding assets held for sale, by $26.8 million. We are actively pursuing financing alternatives to address maturing liabilities and to supplement working capital. We can access up to $10 million on our current revolving line of credit to fund operating needs. As of March 31, 2012, the full $10 million on the revolving line of credit was available as we had no amount drawn as of that date. We continue to be in compliance with our debt covenants, to generate positive cash flow from operations and to have adequate liquidity to fund our ongoing operating activities; however there can be no assurance that we will be able to repay or refinance our debts when they mature or invest in our hotels to remain competitive at our current rates.

We announced a strategic listing for sale or the intent to sell some of our real estate assets in 2011. See Note 6 and Note 7 for further discussion. We may seek to raise additional funds through public or private financings, strategic relationships, sales of assets or other arrangements. We cannot assure that such funds, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financings may be dilutive to shareholders and debt financing, if available, may involve covenants that place substantial restrictions on our business. Additional principal payments will be required on our term loan if a property securing that facility is sold or we raise new equity. In the case of a property sale, the additional payment required will be the greater of (i) 50% of the net proceeds from the sale, or (ii) 50% of the appraised market value of the property being sold. In the case of an equity issue, the additional payment required will be 50% of the net equity proceeds raised. Refer to Note 9 for further discussion. Our failure to secure funding as and when needed could have a material adverse impact on our financial condition and our ability to pursue business strategies.

5.	Property and Equipment

Property and equipment used in continuing operations is summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Buildings and equipment	$249,000	$247,809
Furniture and fixtures	41,299	41,896
Landscaping and land improvements	8,150	8,129
	298,449	297,834
Less accumulated depreciation and amortization	(141,686)	(138,272)
	156,763	159,562
Land	71,264	71,264
Construction in progress	1,912	1,763
Property and equipment, net	$229,939	$232,589

The table excludes the property and equipment of the Red Lion Hotel Denver Southeast in Aurora, Colorado (“Denver Southeast”), the Red Lion Colonial Hotel in Helena, Montana (“Helena property”), the Red Lion Hotel Medford in Medford, Oregon (“Medford property”) and the Red Lion Inn Missoula in Missoula, Montana (“Missoula property”), which were all classified as assets held for sale at both March 31, 2012 and December 31, 2011. See Note 6 and Note 7
for further discussion.

6.	Assets Held for Sale
We consider properties to be assets held for sale when all of the following criteria are met:

•	management commits to a plan to sell a property;

•	it is unlikely that the disposal plan will be significantly modified or discontinued;

•	the property is available for immediate sale in its present condition;

•	actions required to complete the sale of the property have been initiated;

•	sale of the property is probable and we expect the completed sale will occur within one year; and

•	the property is actively being marketed for sale at a price that is reasonable given its current market value.
Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and cease depreciation. The operations of a property held for sale prior to the sale date are recorded in discontinued operations unless we believe we will have continuing involvement after the sale in which case their operations remain part of continuing operations.
During 2011, we determined that two of our hotel properties, the Helena property, and Denver Southeast, met the criteria to be classified as assets held for sale, but did not meet the criteria for treatment as discontinued operations as we anticipate that after a sale we will maintain significant continuing involvement either through a management or franchise agreement.
During the fourth quarter of 2011, we also listed for sale the Medford and Missoula properties. Both properties are non-core assets in which we do not expect to maintain significant continuing involvement. Accordingly, the operations of these properties have been classified as discontinued operations in our consolidated statements of operations for all periods presented. The property and equipment of these properties has been classified as held for sale in the consolidated balance sheet as of March 31, 2012. Refer to Note 7 for further detail.
We plan to sell the above discussed properties within one year. The property and equipment classified as assets held for sale on the consolidated balance sheets as of March 31, 2012 and December 31, 2011 are detailed in the table below (in thousands):

	March 31, 2012	December 31, 2011
Buildings and equipment	$18,225	$24,739
Furniture and fixtures	4,781	4,781
Landscaping and land improvements	1,463	1,461
	24,469	30,981
Less accumulated depreciation and amortization	(11,226)	(11,149)
	13,243	19,832
Land	10,458	10,458
Construction in progress	68	90
Assets held for sale	$23,769	$30,380

During the three months ended March 31, 2012, long-lived assets of the Denver Southeast and Helena properties with a carrying value of $24.2 million were written down to their estimated fair value of $18.9 million less estimated costs to sell of $0.6 million, resulting in a non-cash impairment charge in continuing operations during the period of $5.9 million on these properties.

As shown in the table below (in thousands), we used Level 3 inputs for our analysis. These inputs reflect our own assumptions about the assumptions market participants would use in pricing the asset based on the best information available in the circumstances.

Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Long-lived assets used in continuing operations, held for sale	$18,291	$—	$—	$18,291	$5,941

7.	Discontinued Operations
During 2011, we listed for sale the Medford and Missoula properties which were formerly leased but were purchased by us in November 2011. Both properties are non-core assets in which we do not expect to maintain significant continuing involvement after they are sold. Accordingly, the operations of these properties have been classified as discontinued operations in our consolidated statements of operations for all periods presented. The property and equipment of these hotels is classified as held for sale on the consolidated balance sheets as of March 31, 2012 and December 31, 2011 since we plan to sell these properties within one year.
The following table summarizes the assets and liabilities of discontinued operations included in the consolidated balance sheets as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$53	$46
Accounts receivable, net	24	36
Inventories	34	39
Prepaid expenses and other	21	23
Total current assets	132	144
Property and equipment, net (1)	5,478	6,208
Total assets, net	$5,610	$6,352

LIABILITIES
Accounts payable	$24	$23
Accrued payroll related benefits	53	77
Advance deposits	18	9
Other accrued expense	148	135
Total current liabilities	$243	$244

(1)	Property and equipment of $5.5 million and $6.2 million is included in assets held for sale on the consolidated balance sheets as of March 31, 2012 and December 31, 2011 respectively.

The following table summarizes the results of discontinued operations for the periods indicated (in thousands):

	Three months ended March 31,
	2012	2011
Revenues	$643	$624
Operating expenses	(803)	(768)
Hotel facility and land lease	—	(180)
Depreciation and amortization	—	(101)
Income tax benefit	58	154
Loss from operations of discontinued business units	(102)	(271)

Impairment of the assets of discontinued business units	(736)	—
Income tax benefit	266	—
Loss on impairment of the assets of the discontinued business units	(470)	—

Loss from discontinued operations	$(572)	$(271)
Long-lived assets of the Missoula property with a carrying amount of $2.8 million were written down to estimated fair value of $2.1 million less estimated costs to sell of $0.1 million, resulting in a non-cash impairment charge during the first three months of 2012 of $0.7 million reflected above.
As shown in the table below (in thousands), we used Level 3 inputs for the impairment analysis of this property. These inputs reflect our own assumptions about the assumptions market participants would use in pricing the asset based on the best information available in the circumstances.

Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Long-lived assets of discontinued business units held for sale	$2,079	$—	$—	$2,079	$736

8.	Goodwill and Intangibles

Goodwill represents the excess of the estimated fair value of the net assets acquired during business combinations over the net tangible and identifiable intangible assets acquired. Goodwill was recorded in prior years in connection with the acquisitions of hotels, franchises and entertainment businesses. The Red Lion brand name is an identifiable, indefinite lived intangible asset that represents the separable legal right to a trade name and associated trademarks acquired in a business combination we entered into in 2001. Goodwill and the brand name are not amortized; however, we assess goodwill and the brand name for potential impairments annually, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets.

9.	Credit Facility and Long Term Debt
At March 31, 2012 outstanding debt was $100.2 million. That debt balance includes $29.5 million outstanding on a term loan with Wells Fargo Bank, National Association ("Wells Fargo"). In addition to the term loan with Wells Fargo we also have a revolving line of credit for up to $10 million for general corporate purposes. At March 31, 2012, the revolving line of credit was not drawn upon. We also had $30.8 million of debentures due to Red Lion Hotels Capital Trust and a total of $39.8 million in nine fixed-rate notes collateralized by individual properties.
On February 2, 2012, we modified our existing credit facility with Wells Fargo, effective December 31, 2011, as follows: A financial covenant relating to loan commitment coverage was eliminated. In lieu thereof, we agreed that borrowings under the facility's $10 million revolving line of credit may be limited based on a formula relating to the trailing twelve-month consolidated net income of the hotel properties collateralizing the facility. The financial covenant relating to debt service coverage ratio was eased. We were also relieved of our obligation to offer our hotel in Medford, Oregon as additional security for the facility. In addition, for the period from January 1, 2012 through August 31, 2012, the margins on the interest rate options under the term loan and revolving line of credit were increased (i) to 2.5% for borrowings accruing interest by reference to the facility's base rate, and (ii) to 5% for borrowings accruing interest by reference to LIBOR. Thereafter, the margins will decrease to at most 2% and 4.5%, respectively, or to as low as 1% and 3.5%, respectively, if our senior leverage ratio decreases sufficiently. We paid a fee of $10,000 in connection with the modification of the facility.
Principal payments of $0.5 million are required on the term loan on the last day of each calendar quarter or the first business day thereafter. Additional principal payments will be required on the term loan if a property securing the facility is sold or we raise new equity. In the case of a property sale, the additional payment required will be the greater of (i) 50% of the net proceeds from the sale or (ii) 50% of the appraised market value of the property being sold. In the case of an equity issue, the additional payment required will be 50% of the net equity proceeds raised. The credit facility matures on March 31, 2013 and all remaining unpaid amounts on the term loan and the revolving line of credit will be due on that date.
Our obligations under the facility are (i) guaranteed by our subsidiaries Red Lion Hotels Limited Partnership (“RLHLP”), Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Holdings, Inc., (ii) secured by our accounts receivable and inventory, and (iii) further collateralized by our owned hotel properties in Bellevue, Spokane, Olympia, Kelso, and Wenatchee, Washington, in Post Falls, Pocatello, and Boise, Idaho, in Kalispell and Helena, Montana, in Bend and Coos Bay, Oregon, in Sacramento, California, and in Aurora, Colorado.
The credit facility requires us to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage and to debt service coverage ratios . It also includes customary events of default. We were in compliance with these covenants at March 31, 2012.

10.	Business Segments

As of March 31, 2012, we had three operating segments: hotels, franchise and entertainment. The “other” segment consists primarily of a retail mall, a hotel property leased to a franchisee and miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense and income taxes; therefore, it has not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues and expenses.
Selected information with respect to continuing operations is as provided below (in thousands):

	Three months ended March 31,
	2012	2011
Revenues:
Hotels	$28,341	$29,534
Franchise	1,089	707
Entertainment	2,524	2,800
Other	743	607
	$32,697	$33,648
Operating income (loss):
Hotels	$(7,288)	$(2,766)
Franchise	(94)	(520)
Entertainment	220	96
Other	(1,704)	(1,856)
	$(8,866)	$(5,046)

	March 31, 2012	December 31, 2011
Identifiable assets:
Hotels (1)	$241,268	$249,672
Franchise	8,925	8,933
Entertainment	5,762	6,541
Other	43,093	39,750
	$299,048	$304,896

(1)	Includes the identifiable assets of discontinued operations held for sale.

11.	Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the three months ended March 31, 2012 and 2011 (in thousands, except per share amounts):

	Three months ended March 31,
	2012	2011
Numerator - basic and diluted:
Net income (loss) from continuing operations	$(6,596)	$(4,500)
Less net income or loss attributable to noncontrolling interest	(7)	(10)
Net income (loss) from discontinued operations	(572)	(271)
Net income (loss) attributable to Red Lion Hotels Corporation	$(7,161)	$(4,761)
Denominator:
Weighted average shares - basic	19,222	18,974
Weighted average shares - diluted	19,222	18,974
Earnings (loss) per share attributable to Red Lion Hotels Corporation:
basic and diluted
Net income (loss) from continuing operations	$(0.34)	$(0.24)
Less net income or loss attributable to noncontrolling interest	$—	$—
Net income (loss) from discontinued operations	$(0.03)	$(0.01)
Net income (loss) attributable to Red Lion Hotels Corporation	$(0.37)	$(0.25)

Due to the loss for the three months ended March 31, 2012, all of the 253,401 options to purchase common shares and the 283,633 restricted stock units outstanding as of that date were considered antidilutive. Due to the loss for the three months ended March 31, 2011, all of the 350,381 options to purchase common shares, 214,496 restricted stock units, and 44,837 OP Units of RLHLP outstanding as of that date were considered antidilutive.

12.	Income Taxes

We make estimates and judgments in determining income tax expense or benefit for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which typically arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, and the determination of tax credits and other items that impact our income tax expense.

At March 31, 2012 we were not able to reliably estimate the full year effective tax rate. Accordingly, we have recognized interim income tax benefit using the discrete method based on actual results for the quarter ended March 31, 2012. The difference between the effective tax rate of 38.0% at March 31, 2012, from the statutory rate of 34.0% is primarily driven by the impact of state income taxes, federal tax credits, and non-deductible expenses.

We recognize the financial statement effect of a tax position when, based on the technical merits of the uncertain tax position, it is more likely than not to be sustained on a review by taxing authorities. These estimates are based on judgments made with currently available information. We review these estimates and make changes to recorded amounts of uncertain positions as facts and circumstances warrant. We had no material uncertain tax positions at March 31, 2012 and do not anticipate a significant change in any unrecognized tax benefits over the next nine months. Accordingly, we have not provided for any unrecognized tax benefits or related interest and penalties. With limited exception, we are no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for years prior to 2005.

13.	Stock Based Compensation

The 2006 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by our shareholders and allowed awards of 2.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of March 31, 2012, there were 993,419 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.

In the three months ended March 31, 2012, we recognized approximately $20,000 in compensation expense related to options, compared to $0.1 million during the same period in 2011. As outstanding options vest, we expect to recognize approximately $16,000 in additional compensation expense, before the impact of income taxes, over a weighted average period of 18 months, including $9,000 during the remaining nine months of 2012.

A summary of stock option activity for the three months ended March 31, 2012, is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2012	263,872	$8.53
Options granted	—	$—
Options exercised	—	$—
Options forfeited	(10,471)	$9.88
Balance, March 31, 2012	253,401	$8.47
Exercisable, March 31, 2012	218,629	$8.46

Additional information regarding stock options outstanding and exercisable as of March 31, 2012, is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$5.10 - $5.98	60,335	1.81	2013-2014	$5.31	$175,264	60,335	$5.31	$175,264
$7.10 - $7.80	25,864	4.37	2012-2020	7.38	21,429	21,467	7.44	16,548
$8.74 - $8.80	122,706	6.09	2018	8.76	—	92,331	8.76	—
$12.21-$13.00	44,496	4.89	2016-2017	12.62	—	44,496	12.62	—
	253,401	4.69	2012-2020	$8.47	$196,693	218,629	$8.46	$191,812

(1)
The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been available to be exercised on the last trading day of the first three months of 2012, or March 31, 2012, based upon our closing stock price of $8.21.

As of March 31, 2012 and 2011, there were 283,633 and 214,496 unvested restricted stock units outstanding, respectively. Since we began issuing restricted stock units, approximately 15.9% of total units granted have been forfeited. During the three months ended March 31, 2012 and 2011, we recognized approximately $0.2 million and $0.1 million, respectively, in compensation expense related to restricted stock units. As the restricted stock units vest, we expect to recognize approximately $1.4 million in additional compensation expense over a weighted average period of 31 months, including $0.5 million during the remainder of 2012.

A summary of restricted stock unit activity for the three months ended March 31, 2012, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2012	288,342	$7.23
Granted	—	$—
Vested	—	$—
Forfeited	(4,709)	$6.68
Balance, March 31, 2012	283,633	$7.23

In January 2008, we adopted the 2008 employee stock purchase plan (the “2008 ESPP”) upon the expiration of its predecessor. Under the 2008 ESPP, a total of 300,000 shares of common stock are authorized for purchase by eligible employees at a discount through payroll deductions. No employee may purchase more than $25,000 worth of shares in any calendar year, or more than 10,000 shares during any six-month purchase period under the plan. As allowed under the 2008 ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. In January 2012, there were 9,304 shares issued to participants under the terms of the plan.

14.	Fair Value of Financial Instruments
Applicable accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). We measure our assets and liabilities using inputs from the following three levels of the fair value hierarchy:

Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.
Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
Level 3 includes unobservable inputs that reflect assumptions about what factors market participants would use in pricing the asset or liability. We develop these inputs based on the best information available, including our own data.

Estimated fair values of financial instruments (in thousands) are shown in the table below. The carrying amounts for cash and cash equivalents, accounts receivable and current liabilities are reasonable estimates of their fair values. We estimate the fair value of our long-term debt, excluding leases, using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. The debentures are valued at the closing price on March 31, 2012, of the underlying trust preferred securities on the New York Stock Exchange, which was a directly observable Level 1 input.

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents and restricted cash(1)	$6,799	$6,799	$5,339	$5,339
Accounts receivable(1)	$6,102	$6,102	$7,591	$7,591
Financial liabilities:
Current liabilities, excluding debt(1)	$20,151	$20,151	$16,891	$16,891
Total debt	$69,337	$70,771	$70,496	$70,658
Debentures	$30,825	$31,351	$30,825	$30,717

(1)	Includes the cash, accounts receivable, and current liabilities of discontinued operations held for sale.

The fair values provided above are not necessarily indicative of the amounts we or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

15.	Commitments and Contingencies
At any given time we are subject to claims and actions incidental to the operations of our business. During the second quarter of 2010, a federal court ruled in our favor in a lawsuit we filed against the owner of a former franchised hotel. The court awarded us approximately $0.6 million in damages, which will accrue interest at 18% per annum pending the defendant's appeal. During 2011 and 2010 we incurred approximately $0.1 and $0.3 million, respectively, in legal expense in connection with this matter. In 2011, the federal court of appeals ruled in the other party's favor on a narrow issue of applicability of a state statute which would have required additional litigation by the parties to reach resolution on the claim.  Given the expense of continuing to pursue the case, we elected to settle with the other party in the first quarter of 2012, which resulted in the case being dismissed with neither party owing the other any further obligations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will” and similar expressions or their negatives are used in this quarterly report, these are forward-looking statements. Many possible events or factors, including those discussed in “Risk Factors” under Item 1A of our annual report filed with the Securities and Exchange Commission (“SEC”) on Form 10-K for the year ended December 31, 2011, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

In this report, “we,” “us,” “our,” “our company” and “the company” refer to Red Lion Hotels Corporation and, as the context requires, all of its wholly and partially owned subsidiaries, including, but not limited to, its 100% ownership of Red Lion Hotels Holdings, Inc., Red Lion Hotels Franchising, Inc. and Red Lion Hotels Limited Partnership. “Red Lion” refers to the Red Lion brand. The term “the system,” “system-wide hotels” or “system of hotels” refers to our entire group of owned, leased and franchised hotels.

The following discussion and analysis should be read in connection with our unaudited consolidated financial statements and the condensed notes thereto and other financial information included elsewhere in this quarterly report, as well as in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2011, previously filed with the SEC on Form 10-K.

Introduction

We are a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale full, select and limited service hotels under our proprietary Red Lion brand. Established over 30 years ago, the Red Lion brand is regionally recognized and particularly well known in the western United States, where all of our hotels are located. The Red Lion brand is typically associated with mid-scale full and select service hotels.

As of March 31, 2012, our hotel system contained 48 hotels located in nine states and one Canadian province, with 9,010 rooms and 452,387 square feet of meeting space as provided below:

	Hotels	Total Available Rooms	Meeting Space (sq. ft.)
Red Lion Owned and Leased Hotels:
Continuing Operations	28	5,563	280,574
Discontinued Operations	2	261	10,192
Red Lion Franchised Hotels	18	3,186	161,621
Total	48	9,010	452,387

We operate in three reportable segments:

•
The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels. As of March 31, 2012, we operated 30 hotels, of which 25 are wholly-owned and five are leased. Two of the owned hotels are classified as discontinued operations and not included in reported comparable hotel statistics from continuing operations.

•
The franchise segment is engaged primarily in licensing the Red Lion brand to franchisees. This segment generates revenue from franchise fees that are typically based on a percent of room revenue and are charged to hotel owners in exchange for the use of our brand and access to our central services programs. These programs include our reservation system, guest loyalty program, national and regional sales, revenue management, quality inspections, advertising and brand standards. This segment has also historically reflected revenue from management fees charged to the owners of managed hotels, although we have not managed any hotels for third parties since January 2008.

•
The entertainment segment derives revenue primarily from promotion and presentation of entertainment productions and ticketing services under the operations of WestCoast Entertainment and TicketsWest. The ticketing service offers ticketing inventory management systems, call center services, and outlet/electronic channel distribution for event locations.

Our remaining activities, none of which constitutes a reportable segment, have been aggregated into "other".

Executive Summary

Our company strategy is to grow the Red Lion brand and our profitability through (1) sales and marketing initiatives; (2) leveraging existing assets to grow the franchise business; and (3) leveraging our owned assets to strengthen the balance sheet and refresh our hotels.

We plan to use the majority of net proceeds from asset sales to reduce debt and improve working capital. This restructuring of our balance sheet should create the financial flexibility necessary to refinance and reposition our remaining hotel properties and to position us for strategic growth opportunities and investments in current asset ownership.

Our current hotels are primarily located in nine Western states, with the majority in secondary and tertiary markets. We believe the current operating environment provides us the opportunity to grow our business through sales and marketing initiatives, franchising as hotel owners seek to improve profitability through an affiliation with a strong regional hotel brand and leveraging our owned assets to strengthen our balance sheet and refresh our hotels to meet customer's current expectations. We will continue to build on the strength and recognition of the Red Lion brand, including a focus on the local experience in our markets, in the geographic footprint we have built as a platform for growth and achievement of long-term profitability and returns to shareholders.

We believe that conditions in the specific markets in which we operate will continue to be challenging through the remainder of the calendar year. While our goal is to deliver bottom-line profitability through the above-described initiatives, there can be no assurance our results of operations will improve.

For our owned and leased properties, RevPAR increased 7.3% in the first quarter of 2012 from the first quarter of 2011. Occupancy increased 360 basis points in the first quarter of 2012 from the first quarter of 2011. ADR was down 0.2% in the first quarter of 2012 versus the first quarter of 2011, to $77.29 from $77.47. Average occupancy, ADR and RevPAR statistics are provided below on a comparable basis. Comparable hotels are defined as properties whose operations are included in the consolidated results for the entirety of the reporting periods being compared. The Red Lion Hotel on Fifth Avenue in Seattle, WA (the "Seattle property") is excluded from the owned and leased hotel statistics and is included in the franchised hotel statistics below for all periods presented as we sold the hotel in June 2011 and entered into a franchise agreement.

	Three months ended March 31,
	2012			2011
	Average Occupancy(3)	ADR (4)	RevPAR (5)	Average Occupancy(3)	ADR (4)	RevPAR (5)
Owned and Leased Hotels(1)	52.0%	$77.29	$40.21	48.4%	$77.47	$37.47
Franchised Hotels	57.4%	$82.79	$47.56	55.1%	$82.69	$45.58
Total System Wide(2)	53.5%	$78.91	$42.22	50.2%	$79.04	$39.69
Change from prior comparative period:
Owned and Leased Hotels	3.6	-0.2%	7.3%
Franchised Hotels	2.3	0.1%	4.3%
Total System Wide	3.3	(0.2)%	6.4%

(1)	Excludes two owned hotels identified as discontinued operations.

(2)	Includes all hotels owned, leased and franchised, presented on a comparable basis, other than two owned hotels identified as discontinued operations.

(3)
Average occupancy represents total paid rooms divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period and includes rooms taken out of service for renovation.

(4)	Average daily rate (“ADR”) represents total room revenues divided by the total number of paid rooms occupied by hotel guests.

(5)	Revenue per available room (“RevPAR”) represents total room and related revenues divided by total available rooms.

Results of Operations

Our reported numbers for the periods presented in this report reflect results of the Seattle property for part of 2011 but not the full year, as the sale of that property closed on June 14, 2011. In order to help investors distinguish changes from results of continuing operations versus changes due to the sale of the Seattle property, we will discuss operating results from continuing operations as reported and also discuss certain operating results and data for periods included in the report on a comparable hotel basis. Comparable hotels are properties that are owned or leased by us for the entirety of the reporting periods being compared. Therefore, the Seattle property is excluded from the comparable owned and leased hotel statistics and operating results.

During the first quarter of 2012 and 2011, we reported a net loss from continuing operations of $6.6 million or $0.34 per basic share, and $4.5 million or $0.24 per share, respectively. The first quarter of 2012 included pre-tax impairment charges of $5.9 million relating to two of our hotels. These hotels are currently held for sale and were adjusted to estimated fair value less costs to sell based upon indicators received during the marketing process. For the first quarter of 2012, earnings before interest, taxes, depreciation and amortization (“EBITDA”) from continuing operations was $(4.7) million, which includes the $5.9 million pre-tax impairment charges relating to the Denver and Helena properties compared to $0.2 million for the first quarter of 2011. EBITDA from continuing operations can be found in a separate table below.

A summary of our consolidated statements of operations is provided below (in thousands, except per share data):

	Three months ended March 31,
	2012	2011
Total revenue	$32,697	$33,648
Operating expenses	41,563	38,694
Operating income (loss)	(8,866)	(5,046)
Other income (expense):
Interest expense	(1,817)	(2,301)
Other income, net	13	4
Income (loss) before taxes before income taxes	(10,670)	(7,343)
Income tax expense (benefit)	(4,074)	(2,843)
Net income (loss) from continuing operations	(6,596)	(4,500)
Net income (loss) from discontinued operations, net of tax	(572)	(271)
Net income (loss)	$(7,168)	$(4,771)
Net income (loss) attributable to Red Lion Hotels Corporation	$(7,161)	$(4,761)

Non-GAAP data:
EBITDA	$(5,619)	$(151)
EBITDA from continuing operations	$(4,723)	$173

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

However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA, as defined by us, may not be comparable to EBITDA as reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income (loss) attributable to Red Lion Hotels Corporation, which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.

The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income (loss) attributable to Red Lion Hotels Corporation for the periods presented (in thousands):

	Three months ended March 31,
	2012	2011
EBITDA from continuing operations	$(4,723)	$173
Income tax (expense) benefit - continuing operations	4,074	2,843
Interest expense - continuing operations	(1,817)	(2,301)
Depreciation and amortization - continuing operations	(4,123)	(5,205)
Net income (loss) attributable to Red Lion Hotels Corporation
from continuing operations	$(6,589)	$(4,490)
Income (loss) of discontinued operations, net of tax	(572)	(271)
Net income (loss) attributable to Red Lion Hotels Corporation	$(7,161)	$(4,761)

	Three months ended March 31,
	2012	2011
EBITDA	$(5,619)	$(151)
Income tax (expense) benefit	4,398	2,997
Interest expense	(1,817)	(2,301)
Depreciation and amortization	(4,123)	(5,306)
Net income (loss) attributable to Red Lion Hotels Corporation	$(7,161)	$(4,761)

Revenue

A breakdown of our revenues from continuing operations for the first three months of 2012 and 2011 is as follows (in thousands):

Revenue From Continuing Operations

	Three months ended March 31,
	2012	2011
Hotels:
Rooms	$20,353	$20,875
Food and beverage	7,417	7,659
Other department	571	1,000
Total hotels segment revenue	28,341	29,534
Franchise	1,089	707
Entertainment	2,524	2,800
Other	743	607
Total Operating Revenue	$32,697	$33,648

A breakdown of our comparable hotel revenues for the first three months of 2012 and 2011 is as follows (in thousands):

Comparable Hotel Revenue From Continuing Operations

	Three months ended March 31,
	2012	2011
Room revenue from continuing operations	20,353	20,875
less: room revenue from Seattle Fifth Avenue property	—	(2,116)
Comparable room revenue	$20,353	$18,759

Food and beverage revenue from continuing operations	7,417	7,659
less: food and beverage revenue from Seattle Fifth Avenue property	—	(373)
Comparable food and beverage revenue	$7,417	$7,286

Other hotels revenue from continuing operations	571	1,000
less: other hotels revenue from Seattle Fifth Avenue property	—	(352)
Comparable other hotels revenue	$571	$648

Total hotel revenue from continuing operations	28,341	29,534
less: Total hotel revenue from Seattle Fifth Avenue property	$—	$(2,841)
Comparable total hotels revenue	$28,341	$26,693

Comparable hotel revenue from continuing operations represents reported hotel segment revenue less the impact of the Seattle property's revenue. We utilize comparable hotel revenue from continuing operations as a financial measure because management believes that investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe it is a complement to reported revenue and other financial performance measures. Comparable hotel revenue from continuing operations is not intended to represent reported hotel revenue defined by GAAP, and such information should not be considered as an alternative to reported hotel revenue or any other measure of performance prescribed by GAAP.

During the first quarter of 2012, revenue from the hotel segment decreased $1.2 million or 4.0% from the first quarter of 2011, resulting primarily from the sale of the Seattle property in June 2011. On a comparable basis, excluding the results of the Seattle property, revenue from the hotel segment increased $1.6 million or 6.2% in the first quarter of 2012 compared to the first quarter of 2011. This comparable increase was primarily driven by a 360 basis point increase in occupancy, primarily from higher transient volume.

Revenue from our franchise segment increased $0.4 million to $1.1 million in the first quarter of 2012 compared to the first quarter of 2011. The addition of new franchised properties, including the Seattle property, drove a portion of this increase, while an increase in marketing fee revenue drove the remaining increase. Revenue in the entertainment segment decreased to $2.5 million in the first quarter of 2012 compared to $2.8 million in the first quarter of 2011. This variance was mainly driven by lower ticket demand for entertainment events in the markets we serve.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, depreciation and amortization, hotel facility and land lease expense, gain or loss on asset dispositions and undistributed corporate expenses. In the first quarter of 2012, operating expenses included $5.9 million in pre-tax asset impairment charges related to two of our hotels. These hotels are currently held for sale and were adjusted to estimated fair value less costs to sell based upon indicators received during the marketing process. In the aggregate, operating expenses during the first quarter of 2012 compared to the first quarter of 2011 increased $2.9 million, including the impact of the $5.9 million impairment charge in the first quarter of 2012.

The table below provides a breakdown of our operating expenses, as well as direct margins by segment as reported for the first three months of 2012 and 2011:

	Three months ended March 31,
	2012	2011
	(In thousands)
Operating Expenses From Continuing Operations
Hotels	$25,189	$26,400
Franchise	1,172	894
Entertainment	2,203	2,614
Other	477	393
Depreciation and amortization	4,123	5,205
Hotel facility and land lease	1,181	1,930
Asset impairment	5,941	—
Loss (gain) on asset dispositions, net	(104)	(86)
Undistributed corporate expenses	1,381	1,344
Total operating expenses	$41,563	$38,694
Hotels revenue - continuing(1)	$28,341	$29,534
Direct margin (2)	$3,152	$3,134
Direct margin %	11.1%	10.6%
Franchise revenue	$1,089	$707
Direct margin (2)	$(83)	$(187)
Direct margin %	(7.6)%	(26.4)%
Entertainment revenue	$2,524	$2,800
Direct margin (2)	$321	$186
Direct margin %	12.7%	6.6%
Other revenue	$743	$607
Direct margin (2)	$266	$214
Direct margin %	35.8%	35.3%

(1)	Excludes operations classified as discontinued.

(2)	Revenues less direct operating expenses.

A breakdown of our comparable hotel operating expenses and direct margin for the first three months of 2012 and 2011 is as follows (in thousands):

	Three months ended March 31,
	2012	2011
Hotel operating expenses from continuing operations	25,189	26,400
less: Hotel operating expenses from Seattle Fifth Avenue property	—	(2,142)
Comparable hotel operating expenses	$25,189	$24,258
Hotel revenue from continuing operations	28,341	29,534
less: Hotel revenue from Seattle Fifth Avenue property	—	(2,841)
Comparable hotel revenue	$28,341	$26,693
Hotel direct operating margin from continuing operations	3,152	3,134
less: Hotel direct operation margin from Seattle Fifth Avenue property	—	(699)
Comparable hotel direct margin	$3,152	$2,435
Comparable hotel direct margin %	11.1%	9.1%

Comparable hotel operating expenses from continuing operations represents reported hotel segment operating expenses less the impact of the Seattle property's expense. We utilize comparable hotel operating expenses from continuing operations as a financial measure because management believes that investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe it is a complement to reported operating expenses and other financial performance measures. Comparable hotel operating expenses from continuing operations is not intended to represent reported hotel operations expenses as defined by GAAP, and such information should not be considered as an alternative to reported hotel operating expenses or any other measure of performance prescribed by GAAP.

Direct hotel expenses as reported were $25.2 million in the first quarter of 2012 compared to $26.4 million in the first quarter of 2011. The sale of the Seattle property is the primary driver of the overall decline in reported hotel expenses. On a comparable basis, direct hotel expenses were $25.2 million compared to $24.3 million, representing a 3.8% increase. Room related expenses increased $0.9 million or 14.1% driven by the costs associated with higher occupancy in the first quarter of 2012. On a comparable basis, the hotel segment had a direct margin of 11.1% in the first quarter of 2012 compared to 9.1% during the first quarter of 2011. This margin improvement was primarily driven by a change of mix in promotional activities targeted at the transient segment.

Direct expenses for the franchise segment in the first quarter of 2012 increased by $0.3 million compared to the first quarter of 2011, primarily driven by increased marketing costs. Direct expenses for the entertainment segment decreased $0.4 million primarily from the timing and mix of shows and events.

Depreciation and amortization expenses decreased $1.1 million in the first quarter of 2012, which primarily resulted from the discontinuation of depreciation expense on our assets classified as “held for sale”. See Note 6 of Condensed Notes to Consolidated Financial Statements.

Hotel facility and land lease costs declined $0.7 million to $1.2 million in the first quarter of 2012 primarily resulting from the termination of a lease with iStar Financial in which we acquired several of our formerly leased properties. Partially offsetting this decline in expense was an increase in lease cost from a contractual adjustment of our lease in Anaheim, California.

During the first quarter of 2012, we recorded pre-tax asset impairment charges of $5.9 million in continuing operations related to two of our hotels. These hotels are currently held for sale and were adjusted to estimated fair value less costs to sell based upon indicators received during the marketing process.

Undistributed corporate expenses were essentially flat at $1.4 million in the first quarter of 2012 compared to the first quarter of 2011. Undistributed corporate expenses include general and administrative charges such as corporate payroll, stock compensation expense, director’s fees, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment, such as accounting, human resources and information technology, are distributed and included in direct expenses of the segments to which they are allocated.

Income Taxes
During the first quarter of 2012, we reported an income tax benefit from continuing operations of $4.1 million compared to an income tax benefit of $2.8 million during the first quarter of 2011.
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
Based on our current assessment of future taxable income, including scheduling of the reversal of our taxable temporary differences, we anticipate that it is more likely than not that we will generate sufficient taxable income to realize our recorded deferred tax assets, and therefore we did not record a valuation allowance against our deferred tax assets as of March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2012, we had total long term debt maturing within one year of $30.8 million. This includes a term loan with a balance of $29.5 million, which matures on March 31, 2013.

Our current liabilities at March 31, 2012 exceeded our current assets, excluding assets held for sale, by $26.8 million. We are actively pursuing financing alternatives to address maturing liabilities and to supplement working capital. We can access up to $10 million on our current revolving line of credit to fund operating needs. As of March 31, 2012, the full $10 million on this revolving line of credit was available as we had no amount drawn on that date. We continue to be in compliance with our debt covenants, to generate positive cash flow from operations and to have adequate liquidity to fund our ongoing operating activities; however, there can be no assurance that we will be able to repay or refinance our debts when they mature or invest in our hotels to remain competitive at our current rates.
On February 2, 2012, we modified our existing credit facility, which includes the aforementioned term loan and revolving line of credit, with Wells Fargo Bank, National Association ("Wells Fargo"), effective December 31, 2011, as follows: A financial covenant relating to loan commitment coverage was eliminated. In lieu thereof, we agreed that borrowings under the facility's $10 million revolving line of credit may be limited based on a formula relating to the trailing twelve-month consolidated net income of the hotel properties collateralizing the facility. The financial covenant relating to debt service coverage ratio was eased. We were also relieved of our obligation to offer our hotel in Medford, Oregon as additional security for the facility. In addition, for the period from January 1, 2012 through August 31, 2012 the margins on the interest rate options under the term loan and revolving line of credit were increased (i) to 2.5% for borrowings accruing interest by reference to the facility's base rate, and (ii) to 5% for borrowings accruing interest by reference to LIBOR. Thereafter, the margins will decrease to at most 2% and 4.5%, respectively, or to as low as 1% and 3.5%, respectively, if our senior leverage ratio decreases sufficiently. We paid a fee of $10,000 in connection with the modification of the facility.
Principal payments of $0.5 million are required on the term loan on the last day of each calendar quarter or the first business day thereafter. Additional principal payments will be required on the term loan if a property securing the facility is sold or we raise new equity. In the case of a property sale, the additional payment required will be the greater of (i) 50% of the net proceeds from the sale or (ii) 50% of the appraised market value of the property being sold. In the case of an equity issue, the additional payment required will be 50% of the net equity proceeds raised. The credit facility matures on March 31, 2013 and all remaining unpaid amounts on the term loan and the revolving line of credit will be due on that date.
Our obligations under the facility are (i) guaranteed by our subsidiaries Red Lion Hotels Limited Partnership (“RLHLP”), Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Holdings, Inc., (ii) secured by our accounts receivable and inventory, and (iii) further collateralized by our owned hotel properties in Bellevue, Spokane Olympia, Kelso, and Wenatchee, Washington, in Post Falls, Pocatello, and Boise, Idaho, in Kalispell and Helena, Montana, in Bend and Coos Bay, Oregon, in Sacramento, California, and in Aurora, Colorado.
The credit facility requires us to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage and to debt service coverage ratios. It also includes customary events of default. We were in compliance with these covenants at March 31, 2012.
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

We announced a strategic listing for sale or the intent to sell some of our real estate assets in 2011. See Note 6 and Note 7 of Condensed Notes to Consolidated Financial Statements for further detail. We may seek to raise additional funds through public or private financings, strategic relationships, sales of assets or other arrangements. We cannot assure that such funds, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financings may be dilutive to shareholders and debt financing, if available, may involve covenants that place substantial restrictions on our business. Additional principal payments will be required on our term loan if a property securing that facility is sold or we raise new equity. In the case of a property sale, the additional payment required will be the greater of (i) 50% of the net proceeds from the sale, or (ii) 50% of the appraised market value of the property being sold. In the case of an equity issue, the additional payment required will be 50% of the net equity proceeds raised. Refer to Note 9 of Condensed Notes to Consolidated Financial Statements for further discussion. Our failure to secure funding as and when needed could have a material adverse impact on our financial condition and our ability to pursue business strategies.
At March 31, 2012 outstanding debt was $100.2 million. That debt balance includes $29.5 million outstanding on the term loan mentioned above. As of March 31, 2012, the full $10 million on the revolving line of credit was available as we had no amount drawn on that date. We also had $30.8 million of debentures due to Red Lion Hotels Capital Trust and a total of $39.8 million in nine fixed-rate notes collateralized by individual properties. Our average pre-tax interest rate on debt was 7.2% at March 31, 2012, of which 70.5% was fixed at an average rate of 7.9% and 29.5% was at an average variable rate of 5.5%. Our term loan matures in March 2013 and our fixed-rate notes mature in July 2013.

Of the $100.2 million in total debt obligations, two pools of cross securitized debt exist: (i) one consisting of five properties with total borrowings of $18.8 million; and (ii) a second consisting of four properties with total borrowings of $21.0 million. Each pool of securitized debt includes defeasance provisions for early repayment.

A comparative summary of balance sheet data at March 31, 2012 and December 31, 2011 is provided below:

	March 31, 2012	December 31, 2011
Consolidated balance sheet data (in thousands):
Cash and cash equivalents	$3,441	$1,981
Working capital (1)	$(26,825)	$(469)
Assets held for sale	$23,769	$30,380
Property and equipment, net	$229,939	$232,589
Total assets	$299,048	$304,896
Total debt	$69,337	$70,496
Debentures due Red Lion Hotels Capital Trust	$30,825	$30,825
Total liabilities	$139,872	$139,031
Total stockholders’ equity	$159,176	$165,865

(1)	Represents current assets, excluding assets held for sale, less current liabilities.

During the remainder of 2012, we expect cash expenditures to primarily include the funding of operating activities, interest and principal payments on our outstanding indebtedness and capital expenditures. We expect to meet our long-term liquidity requirements for future investments and continued hotel and other various capital improvements using existing cash or through net cash provided by operations, debt, strategic asset sales or equity issuances. We cannot assure that such funds, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financings may be dilutive to shareholders and debt financing, if available, may involve covenants that place substantial restrictions on our business. Our failure to secure funding as and when needed could have a material adverse impact on our financial condition and our ability to pursue business strategies.

Operating Activities

Net cash provided by operating activities during the first three months of 2012 totaled $4.0 million, a $7.1 million increase from net cash used in operating activities of $3.1 million during the first three months of 2011. The primary drivers of the 2012 increase are an increase in receivables collected of $1.4 million, favorable payment timing of accounts payable and the timing of accrued payroll based upon the pay dates in the current year.

Investing Activities

Net cash used in investing activities totaled $1.2 million during the first three months of 2012 compared to net cash used of $0.9 million during the first three months of 2011. The primary driver of the increase was cash additions to property and equipment, which increased by $0.8 million. Capital expenditures in 2012 are expected to be approximately $10.0 million and will primarily support investments in our hotels.

Financing Activities

Net cash used in financing activities was $1.3 million during the first three months of 2012, compared to $5.6 million in cash provided by financing activities in the first three months of 2011. Net financing activities during the first three months of 2012 included the repayment of $2.2 million of revolving credit facility borrowings. Also impacting financing activities during the first three months of 2012 were reduced borrowings on the revolving line of credit.
On February 2, 2012, we modified our existing credit facility with Wells Fargo, effective December 31, 2011, which includes the aforementioned term loan and revolving line of credit as follows: A financial covenant relating to loan commitment coverage was eliminated. In lieu thereof, we agreed that borrowings under the facility's $10 million revolving line of credit may be limited based on a formula relating to the trailing twelve-month consolidated net income of the hotel properties collateralizing the facility. The financial covenant relating to debt service coverage ratio was eased. We also were relieved of our obligation to offer our hotel in Medford, Oregon as additional security for the facility. In addition, for the period from January 1, 2012 through August 31, 2012, the margins on the interest rate options under the term loan and revolving line of credit were increased (i) to 2.5% for borrowings accruing interest by reference to the facility's base rate, and (ii) to 5% for borrowings accruing interest by reference to LIBOR. Thereafter, the margins will decrease to at most 2% and 4.5%, respectively, or to as low as 1% and 3.5%, respectively, if our senior leverage ratio decreases sufficiently. We paid a fee of $10,000 in connection with the modification of the facility.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and estimated interest on debt, as of March 31, 2012 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt (1)	$74,834	$6,553	$68,281	$—	$—
Operating and capital leases	24,965	3,659	7,849	6,000	7,457
Service agreements	760	380	380	—	—
Debentures due Red Lion
Hotels Capital Trust (1)	125,020	2,929	5,856	5,856	110,379
Total contractual obligations (2)	$225,579	$13,521	$82,366	$11,856	$117,836

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)
With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.

The Red Lion Hotel Vancouver at the Quay in Washington is leased under an agreement with iStar Financial as the future of the property rests with the progress of the Columbia River Crossing bridge project, which will require the right of way acquisition of the hotel.

In October 2007, we completed an acquisition of a 100-year (including extension periods) leasehold interest in a hotel in Anaheim, California for $8.3 million, including costs of acquisition. As required under the terms of the leasehold agreement, we paid $1.8 million per year in lease payments through April 2011. At our option, we were entitled to extend the lease for 19 additional terms of five years each, with increases in lease payments tied directly to the Consumer Price Index. We exercised the option to extend for the first additional 5 year term beginning in May 2011, leaving us with 18 remaining options to extend the lease for additional terms of five years each. Effective May 2011, we are obligated to pay $2.2 million per year in rent through the extension period ending in April 2016, which is reflected in the table above.

In addition to the above mentioned obligations, we have leasehold interests at our properties in Eugene, Oregon, the Seattle Airport and in Spokane, Washington as well as at our corporate headquarters location. These leases require us to pay fixed monthly rent and have expiration dates of 2012 and beyond. We also assumed an office lease used by guests contracted to stay at our Denver Southeast Hotel. As part of this contract business, we are reimbursed the entire lease expense amount. The expense of all of these leases has been included in the table above.

Franchise Update

At March 31, 2012, our system of hotels included 18 hotels under franchise agreements, representing a total of 3,186 rooms and 161,621 square feet of meeting space. Subsequent to the end of the quarter and prior to the filing of this quarterly report, the franchise agreement with the owners of Red Lion Hotel Idaho Falls was terminated.

Off-balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. We consider a critical accounting policy to be one that is both important to the portrayal of our financial condition and results of operations and requires management's most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 2 of Condensed Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2011.

Management has discussed the development and selection of our critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosures presented on Form 10-K for the year ended December 31, 2011. Since the date of our 2011 Form 10-K, there have been no material changes to our critical accounting policies, nor have there been any changes to our methodology and assumptions applied to these policies.

New and Future Accounting Pronouncements

During the three months ended March 31, 2012 there were no new accounting pronouncements published that were applicable to us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2012, $70.7 million of our outstanding debt was subject to currently fixed interest rates and was not exposed to market risk from rate changes. At March 31, 2012, we also had $29.5 million outstanding on a term loan at an interest rate of 5.5%, based on a blend of fixed and variable rates.
On February 2, 2012, we modified our existing credit facility with Wells Fargo, effective December 31, 2011, as follows: A financial covenant relating to loan commitment coverage was eliminated. In lieu thereof, we agreed that borrowings under the facility's $10 million revolving line of credit may be limited based on a formula relating to the trailing twelve-month consolidated net income of the hotel properties collateralizing the facility. The financial covenant relating to debt service coverage ratio was eased. We were also relieved of our obligation to offer our hotel in Medford, Oregon as additional security for the facility. In addition, for the period from January 1, 2012 through August 31, 2012, the margins on the interest rate options under the term loan and revolving line of credit were increased (i) to 2.5% for borrowings accruing interest by reference to the facility's base rate, and (ii) to 5% for borrowings accruing interest by reference to LIBOR. Thereafter, the margins will decrease to at most 2% and 4.5%, respectively, or to as low as 1% and 3.5%, respectively, if our senior leverage ratio decreases sufficiently. We paid a fee of $10,000 in connection with the modification of the facility.
Outside of these changes, we do not foresee any other changes of significance in our exposure to fluctuations in interest rates, although we will continue to manage our exposure to this risk by monitoring available financing alternatives.
The below table summarizes our debt obligations at March 31, 2012 on our consolidated balance sheet (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Total debt	$2,959	$66,378	$—	$—	$—	$—	$69,337	$70,771
Average interest rate							7.2%
Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$31,351
Average interest rate							9.5%

Item 4.	Controls and Procedures

As of March 31, 2012, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the first three months of 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

At any given time, we are subject to claims and actions incidental to the operation of our business. While the outcome of these proceedings cannot be predicted, it is the opinion of management that none of such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations. See Note 15 of Condensed Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our annual report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our annual report may not be the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Red Lion Hotels Corporation ("RLH") is the general partner of Red Lion Hotels Limited Partnership ("RLHLP"). Limited partners who held operating partnership units of RLHLP ("OP Units") had the right to put those units to RLHLP, in which case either (i) RLHLP had to redeem the units for cash or (ii) as general partner, RLH could elect to acquire the OP Units for cash or in exchange for a like number of shares of its common stock. On February 10, 2012, RLH elected to issue 22,419 shares of its common stock to Smith-Barbieri Progressive Fund, a Charitable Foundation, in exchange for a like number of OP Units that foundation had put to RLHLP. On February 24, 2012, RLH elected to issue an additional 22,419 shares of its common stock to Heather M. Barbieri in exchange for a like number of OP Units that she had put to RLHLP. Each of these exchanges was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
Index to Exhibits

Exhibit Number	Description

10.1	Retention Agreement dated March 30, 2012 with George H. Schweitzer

10.2	Amendment dated March 30, 2012 to employment offer letter of Julie Shiflett

10.3	Retention Agreement dated March 30, 2012 with Harry G. Sladich

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b)

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Lion Hotels Corporation
Registrant

Signature		Title	Date

By:	/s/ Jon E. Eliassen	President and Chief Executive Officer (Principal Executive Officer)	May 8, 2012
Jon E. Eliassen

By:	/s/ Julie Shiflett	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	May 8, 2012
Julie Shiflett

By:	/s/ Sandra J. Heffernan	Senior Vice President, Corporate Controller (Principal Accounting Officer)	May 8, 2012
Sandra J. Heffernan