Form 10-Q
period 2012-06-30
Red Lion Hotels CORP
filed 2012-08-08
CIK 1052595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 __________________________________________
FORM 10-Q
 __________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
As of July 31, 2012, there were 19,366,432 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,911	$1,981
Restricted cash	2,756	3,358
Accounts receivable, net	7,561	7,591
Inventories	1,451	1,346
Prepaid expenses and other	3,361	1,973
Deferred income taxes	8,202	4,291
Assets held for sale	31,969	30,380
Total current assets	60,211	50,920
Property and equipment, net	215,154	232,589
Goodwill	8,512	8,512
Intangible assets	6,992	6,992
Other assets, net	5,232	5,883
Total assets	$296,101	$304,896
LIABILITIES
Current liabilities:
Accounts payable	$5,409	$4,928
Income taxes payable	65	—
Accrued payroll and related benefits	4,753	2,103
Accrued interest payable	1,115	231
Advance deposits	753	380
Other accrued expenses	10,269	9,249
Revolving credit facility	—	844
Long-term debt, due within one year	30,325	3,274
Total current liabilities	52,689	21,009
Long-term debt, due after one year	38,201	66,378
Deferred income	4,157	4,643
Deferred income taxes	13,698	16,176
Debentures due Red Lion Hotels Capital Trust	30,825	30,825
Total liabilities	139,570	139,031
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Red Lion Hotels Corporation stockholders’ equity
Preferred stock- 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock- 50,000,000 shares authorized; $0.01 par value; 19,348,355 and 19,172,670 shares issued and outstanding	194	192
Additional paid-in capital, common stock	149,879	149,027
Retained earnings	6,458	16,589
Total Red Lion Hotels Corporation stockholders’ equity	156,531	165,808
Noncontrolling interest	—	57
Total stockholders' equity	156,531	165,865
Total liabilities and stockholders’ equity	$296,101	$304,896
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Six Months Ended June 30, 2012 and 2011

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Revenue:
Hotels	$34,538	$36,081	$61,453	$64,204
Franchise	1,309	945	2,398	1,652
Entertainment	2,376	4,640	4,900	7,440
Other	582	519	1,195	1,126
Total revenues	38,805	42,185	69,946	74,422
Operating expenses:
Hotels	26,123	27,813	49,621	52,528
Franchise	1,096	968	2,268	1,753
Entertainment	2,567	4,138	4,770	6,752
Other	448	435	886	828
Depreciation and amortization	4,065	4,299	8,124	9,167
Hotel facility and land lease	1,243	1,796	2,423	3,428
Asset impairment	252	—	2,263	—
Loss (gain) on asset dispositions, net	(103)	(33,497)	(207)	(33,583)
Undistributed corporate expenses	1,902	1,553	3,283	2,897
Total expenses	37,593	7,505	73,431	43,770
Operating income (loss)	1,212	34,680	(3,485)	30,652
Other income (expense):
Interest expense	(1,820)	(2,272)	(3,637)	(4,573)
Other income, net	16	381	22	384
Income (loss) before taxes	(592)	32,789	(7,100)	26,463
Income tax expense (benefit)	(225)	13,674	(2,792)	11,198
Net income (loss) from continuing operations	(367)	19,115	(4,308)	15,265
Discontinued operations
Income (loss) from discontinued business units, net of income tax (benefit) expense of $202 and ($201) for the three months ended and $60 and ($724) for the six months ended June 30, 2012 and 2011, respectively	356	(355)	106	(1,276)
Impairment of the assets of the discontinued business units, net of income tax (benefit) expense of ($1,679) and $0 for the three months ended and ($3,367) and $0 for the six months ended June 30, 2012 and 2011, respectively	(2,959)	—	(5,936)	—
Net income (loss) from discontinued operations	(2,603)	(355)	(5,830)	(1,276)
Net income (loss)	(2,970)	18,760	(10,138)	13,989
Less net income or loss attributable to noncontrolling interest	—	112	(7)	102
Net income (loss) attributable to Red Lion Hotels Corporation	$(2,970)	$18,648	$(10,131)	$13,887
Earnings per share - basic and diluted
Net income (loss) from continuing operations	$(0.02)	$1.00	$(0.23)	$0.80
Net income (loss) from discontinued operations	$(0.13)	$(0.01)	$(0.30)	$(0.06)
Net income (loss) attributable to Red Lion Hotels Corporation	$(0.15)	$0.98	$(0.53)	$0.73
Weighted average shares - basic	19,292	19,023	19,257	18,999
Weighted average shares - diluted	19,292	19,182	19,257	19,163

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2012 and 2011

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)
Operating activities:
Net income (loss)	$(10,138)	$13,989
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,252	10,063
Gain on disposition of property, equipment and other assets, net	(207)	(33,583)
Asset impairment	11,567	—
Deferred income taxes	(6,375)	9,589
Equity in investments	11	23
Stock based compensation expense	876	655
Provision for doubtful accounts	233	65
Change in current assets and liabilities:
Restricted cash	602	(587)
Accounts receivable	(128)	(612)
Inventories	(105)	(229)
Prepaid expenses and other	(1,388)	(1,153)
Accounts payable	481	(2,253)
Income taxes payable	65	—
Accrued payroll and related benefits	2,650	656
Accrued interest payable	884	(21)
Deferred income	(14)	275
Other accrued expenses and advance deposits	1,155	1,812
Net cash (used in) provided by operating activities	8,421	(1,311)
Investing activities:
Purchases of property and equipment	(3,002)	(3,070)
Proceeds from disposition of property and equipment	4	68,331
Advances to Red Lion Hotels Capital Trust	(27)	(27)
Other, net	(157)	(694)
Net cash (used in) provided by investing activities	(3,182)	64,540
Financing activities:
Borrowings on revolving credit facility	2,122	10,000
Repayment of revolving credit facility	(2,966)	—
Retirement of revolving credit facility	—	(28,000)
Repayment of long-term debt	(1,126)	(1,657)
Proceeds from stock options exercised	19	513
Proceeds from issuance of common stock under employee stock purchase plan	55	63
Common stock redeemed	(160)	(122)
Additions to deferred financing costs	(253)	(1,220)
Net cash (used in) provided by financing activities	(2,309)	(20,423)
Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	2,930	42,806
Cash and cash equivalents at beginning of period	1,981	4,012
Cash and cash equivalents at end of period	$4,911	$46,818

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid during periods for:
Income taxes	$84	$—
Interest on long-term debt	$2,752	$4,595
Noncash operating, investing and financing activities:
Tax effect of stock conversion	$14	$61
Reclassification of property and other assets to assets held for sale	$13,156	$9,219
Reclassification of goodwill to assets held for sale	$—	$586
Reclassification of deferred income to assets held for sale	$238	$—
Exchange of common stock for noncontrolling interest in partnership	$50	$—
Conversion of non-current restricted cash to accounts receivable	$75	$—
Conversion of note receivable to fixed assets	$210	$—

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation (“Red Lion”, "we", "our", "us" or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale full, select and limited service hotels under the Red Lion brand. As of June 30, 2012, the Red Lion system of hotels was comprised of 47 hotels located in nine states and one Canadian province, with 8,872 rooms and 443,587 square feet of meeting space. As of that date, we operated 30 hotels, of which 25 are wholly owned and five are leased, and franchised 17 hotels predominantly owned and operated by various third-party franchisees.

We are also engaged in entertainment operations, which derive revenues from promotion and presentation of entertainment productions and ticketing services under the operations of WestCoast Entertainment and TicketsWest. The ticketing service offers ticketing inventory management systems, call center services, and outlet/electronic distributions for event locations. We also maintain a direct ownership interest in a retail mall that is attached to one of our hotels.

We were incorporated in the state of Washington in April 1978, and until 1999 operated hotels under various brand names including Cavanaughs Hotels. In 1999, we acquired WestCoast Hotels, Inc., and rebranded our Cavanaughs hotels to the WestCoast brand, changing our name to WestCoast Hospitality Corporation. In 2001, we acquired Red Lion Hotels, Inc. In September 2005, after rebranding most of our WestCoast hotels to the Red Lion brand, we changed our name to Red Lion Hotels Corporation. The financial statements encompass the accounts of Red Lion Hotels Corporation and all of its consolidated subsidiaries, including its 100% ownership of Red Lion Hotels Holdings, Inc., Red Lion Hotels Franchising, Inc., and Red Lion Hotels Limited Partnership (“RLHLP”). During 2011 and a portion of the first quarter of 2012, Red Lion Hotels Corporation owned 99.7% of RLHLP. The remaining 0.3% is reflected in our 2011 and first quarter 2012 financial statements as non-controlling interest.

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

All significant inter-company and inter-segment transactions and accounts have been eliminated upon consolidation. Certain amounts disclosed in prior period statements have been reclassified to conform to the current period presentation. Specifically, certain operations have been classified as discontinued and are reflected as such in all periods presented.

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

In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly our consolidated financial position at June 30, 2012, the consolidated results of operations for the three and six months ended June 30, 2012 and 2011, and the consolidated cash flows for the six months ended June 30, 2012 and 2011. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosures of contingent liabilities. Actual results could materially differ from those estimates.

3.	Recent Accounting Pronouncements

Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment", ("ASU 2011-08"). ASU 2011-08 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis to determine whether an additional impairment test is necessary. ASU 2011-08 is for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption allowed. We adopted ASU 2011-08 effective January 1, 2012. We do not expect ASU 2011-08 to materially impact our condensed consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, "Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS", ("ASU 2011-04"). ASU 2011-04 clarifies the application of existing fair value measurements and disclosure requirements and certain changes to principles and requirements for measuring fair value. This update is to be applied prospectively and is effective during interim and annual periods beginning December 15, 2011. We adopted ASU 2011-04 effective January 1, 2012. The adoption of ASU 2011-04 enhanced the disclosure of the fair value of certain financial assets and liabilities that are not required to be recorded at fair value within our financial statements. See Note 14 for discussion of fair value.

4.	Liquidity

As of June 30, 2012, we had total long term debt maturing within one year of $30.3 million. This includes a term loan with a balance of $29.0 million, which matures on March 31, 2013.

Our current liabilities at June 30, 2012 exceeded our current assets, excluding assets held for sale, by $24.4 million. We are actively pursuing financing alternatives to address maturing liabilities and to supplement working capital. We can access up to $10 million on our current revolving line of credit, subject to certain financial covenants, to fund operating needs. As of June 30, 2012, the full $10 million on the revolving line of credit was available as we had no amount drawn as of that date. We continue to be in compliance with our debt covenants, to generate positive cash flow from operations and to have adequate liquidity to fund our ongoing operating activities; however there can be no assurance that we will be able to repay or refinance our debts when they mature or invest in our hotels to remain competitive at our current rates.

We announced a listing for sale or the intent to sell some of our real estate assets in 2011 and 2012. See Note 6 and Note 7 for further discussion. We may seek to raise additional funds through public or private financings, strategic relationships, sales of assets or other arrangements. We cannot assure that such funds, if needed, will be available on terms attractive to us, or at all. In addition, we may consider additional asset sales in the future to meet obligations or hotel investment needs. These sales may result in future impairments or losses on the final sale. Furthermore, any additional equity financings may be dilutive to shareholders and debt financing, if available, may involve covenants that place substantial restrictions on our business. Additional principal payments will be required on our term loan if a property securing that facility is sold or we raise new equity. In the case of a property sale, the additional payment required will be the greater of (i) 50% of the net proceeds from the sale, or (ii) 50% of the appraised market value of the property being sold. In the case of an equity issue, the additional payment required will be 50% of the net equity proceeds raised. Refer to Note 9 for further discussion. Our failure to secure funding as and when needed could have a material adverse impact on our financial condition and our ability to pursue business strategies.

5.	Property and Equipment

Property and equipment used in continuing operations is summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Buildings and equipment	$244,369	$247,809
Furniture and fixtures	40,329	41,896
Landscaping and land improvements	8,335	8,129
	293,033	297,834
Less accumulated depreciation and amortization	(143,301)	(138,272)
	149,732	159,562
Land	62,817	71,264
Construction in progress	2,605	1,763
Property and equipment, net	$215,154	$232,589

The table excludes the property and equipment of the Red Lion Hotel Denver Southeast in Aurora, Colorado (“Denver Southeast property”), the Red Lion Colonial Hotel in Helena, Montana (“Helena property”), the Red Lion Hotel Medford in Medford, Oregon (“Medford property”) and the Red Lion Inn Missoula in Missoula, Montana (“Missoula property”), which were all classified as assets held for sale at June 30, 2012 and December 31, 2011. In the second quarter of 2012, the Red Lion Hotel Sacramento at Arden Village ("Sacramento property") was classified as an asset held for sale and is excluded from the table above as of June 30, 2012. See Note 6 and Note 7 for further discussion.

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
Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and cease depreciation. The operations of a property held for sale prior to the sale date are recorded in discontinued operations unless we intend to have continuing involvement after the sale, for example through a franchise or management agreement, in which case the operations remain part of continuing operations.
During 2011, we determined that two of our hotel properties, the Helena and Denver Southeast properties, met the criteria to be classified as assets held for sale, but at the time did not meet the criteria for treatment as discontinued operations as we anticipated that after a sale we would maintain significant continuing involvement either through a franchise or management agreement. During the marketing process, we gathered additional information indicating that it is unlikely that we will sell the Denver Southeast property with a Red Lion franchise agreement or a management agreement, and therefore we will not maintain significant continuing involvement in the operations of the hotel. Based on this information we classified this property as discontinued operations during the second quarter of 2012, and its operating results are reflected in discontinued operations for all periods presented.
During the fourth quarter 2011, we also listed for sale the Medford and Missoula properties. Both properties are non-core assets in which we do not expect to maintain significant continuing involvement. Accordingly, the operations of these properties have been classified as discontinued operations in our consolidated statements of operations for all periods presented. The property and equipment of these properties has been classified as held for sale in the consolidated balance sheets as of June 30, 2012 and December 31, 2011. Refer to Note 7 for further detail.
During the second quarter of 2012, we determined that we would no longer continue to own the underlying real estate and land of our franchised hotel in Sacramento, California. As a result, we designated these assets as held for sale in the consolidated balance sheet as of June 30, 2012. We do not expect to maintain significant continuing involvement in this property after the sale and have classified the real estate ownership results of this property as discontinued operations for all periods presented. Refer to Note 7 for further detail.
We plan to sell the above discussed properties within one year. The property and equipment classified as assets held for sale on the consolidated balance sheets as of June 30, 2012 and December 31, 2011 are detailed in the table below (in thousands):

	June 30, 2012	December 31, 2011
Buildings and equipment	$18,809	$24,739
Furniture and fixtures	5,914	4,781
Landscaping and land improvements	1,590	1,461
	26,313	30,981
Less accumulated depreciation and amortization	(13,300)	(11,149)
	13,013	19,832
Land	18,905	10,458
Construction in progress	51	90
Assets held for sale	$31,969	$30,380

During the six months ended June 30, 2012, long-lived assets of the Helena property with a carrying value of $7.7 million were written down to their estimated fair value of $5.6 million less estimated costs to sell of $0.2 million, resulting in non-cash impairment charges to continuing operations of $2.0 million and $0.3 million, respectively, in the first and second quarters of 2012.

As shown in the table below (in thousands), we used Level 3 inputs for our analysis. These inputs reflect our own assumptions about the assumptions market participants would use in pricing the asset based on the best information available in the circumstances.

Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Long-lived assets used in continuing operations, held for sale	$5,432	$—	$—	$5,432	$2,263

7.	Discontinued Operations
During 2011, we listed for sale the Medford and Missoula properties which were formerly leased but were purchased by us in November 2011. Both properties are non-core assets in which we do not expect to maintain significant continuing involvement after they are sold. Accordingly, the operations of these properties have been classified as discontinued operations in our consolidated statements of operations for all periods presented. The property and equipment of these hotels is classified as held for sale on the consolidated balance sheets as of June 30, 2012 and December 31, 2011 since we plan to sell these properties within one year.
During the second quarter of 2012, we classified the operations of our Denver Southeast property and our Sacramento property as discontinued operations. During the marketing process for our Denver Southeast property, we gathered additional information indicating that it is unlikely that we will sell that property with a Red Lion franchise agreement. Based upon this updated information, we do not anticipate that we will maintain significant continuing involvement in the operations of that hotel making discontinued operations treatment appropriate. Also during the second quarter of 2012, we determined that we would no longer continue to own the underlying real estate and land of our franchised hotel in Sacramento, California. As a result, the operating results from the ownership of this real estate and land have appropriately been classified as discontinued operations at June 30, 2012 and reported as such for all periods presented.
The following table summarizes the assets and liabilities of discontinued operations included in the consolidated balance sheets as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$218	$46
Accounts receivable, net	698	36
Inventories	106	39
Prepaid expenses and other	192	23
Total current assets	1,214	144
Property and equipment, net (1)	26,537	6,208
Total assets, net	$27,751	$6,352

LIABILITIES
Accounts payable	$143	$23
Accrued payroll related benefits	319	77
Advance deposits	88	9
Other accrued expense	613	135
Total current liabilities	$1,163	$244
__________

(1)
Property and equipment of $26.5 million and $6.2 million associated with discontinued operations is included in assets held for sale on the consolidated balance sheets as of June 30, 2012 and December 31, 2011, respectively.

The following table summarizes the results of discontinued operations for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues	$3,601	$3,194	$5,801	$5,232
Operating expenses	(2,980)	(2,901)	(5,506)	(5,465)
Hotel facility and land lease	—	(391)	(2)	(870)
Depreciation and amortization	(63)	(458)	(127)	(897)
Income tax benefit (expense)	(202)	201	(60)	724
Income (loss) from operations of discontinued business units	356	(355)	106	(1,276)

Impairment of the assets of discontinued business units	(4,638)	—	(9,303)	—
Income tax benefit	1,679	—	3,367	—
Loss on impairment of the assets of the discontinued business units	(2,959)	—	(5,936)	—

Loss from discontinued operations	$(2,603)	$(355)	$(5,830)	$(1,276)
Long-lived assets of the Missoula, Medford, Denver Southeast and Sacramento properties with a carrying amount of $35.8 million were written down to estimated fair value of $27.3 million less estimated costs to sell of $0.8 million, resulting in non-cash impairment charges on these properties of $4.7 million and $4.6 million, respectively, during the first and second quarters of 2012.
As shown in the table below (in thousands), we used Level 3 inputs for the impairment analysis of these properties. These inputs reflect our own assumptions about the assumptions market participants would use in pricing the assets based on the best information available in the circumstances.

Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Long-lived assets of discontinued business units held for sale	$26,537	$—	$—	$26,537	$9,303

8.	Goodwill and Intangibles
Goodwill represents the excess of the estimated fair value of the net assets acquired during business combinations over the net tangible and identifiable intangible assets acquired. Goodwill was recorded in prior years in connection with the acquisitions of hotels, franchises and entertainment businesses. The Red Lion brand name is an identifiable, indefinite lived intangible asset that represents the separable legal right to a trade name and associated trademarks acquired in a business combination we entered into in 2001. Goodwill and the brand name are not amortized; however, we assess goodwill and the brand name for potential impairments annually, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets. We did not impair any goodwill during the six months ended June 30, 2012. The goodwill attributed to the hotel segment was fully impaired in the fourth quarter of 2011.

9.	Credit Facility and Long Term Debt
At June 30, 2012 outstanding debt was $99.4 million. That debt balance includes $29.0 million outstanding on a term loan with Wells Fargo Bank, National Association ("Wells Fargo"). In addition to the term loan with Wells Fargo we also have a revolving line of credit for up to $10 million for general corporate purposes. At June 30, 2012, the revolving line of credit was not drawn upon. We also had $30.8 million of debentures due to Red Lion Hotels Capital Trust and a total of $39.6 million million in nine fixed-rate notes collateralized by individual properties, ("CMBS debt").
The CMBS debt consists of two pools of cross securitized debt: (i) one consisting of five properties with total borrowings of $18.7 million; and (ii) a second consisting of four properties with total borrowings of $20.9 million. Each pool of securitized debt includes defeasance provisions for early repayment. All of the CMBS debt matures in July 2013.
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
Our obligations under the facility are (i) guaranteed by our subsidiaries Red Lion Hotels Limited Partnership (“RLHLP”), Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Holdings, Inc., (ii) secured by our accounts receivable and inventory, and (iii) further collateralized by our owned hotel properties in Bellevue, Spokane, Olympia, Kelso, and Wenatchee, Washington; in Post Falls, Pocatello, and Boise, Idaho; in Kalispell, Montana; in Bend and Coos Bay, Oregon; in Sacramento, California; and in Aurora, Colorado.
The credit facility requires us to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage and to debt service coverage ratios. It also includes customary events of default. We were in compliance with these covenants at June 30, 2012.

10.	Business Segments

As of June 30, 2012, we had three operating segments: hotels, franchise and entertainment. The “other” segment consists primarily of a retail mall and miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense and income taxes; therefore, it has not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues and expenses.
Selected information with respect to continuing operations is as provided below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Hotels	$34,538	$36,081	$61,453	$64,204
Franchise	1,309	945	2,398	1,652
Entertainment	2,376	4,640	4,900	7,440
Other	582	519	1,195	1,126
	$38,805	$42,185	$69,946	$74,422
Operating income (loss):
Hotels	$3,619	$36,455	$527	$34,276
Franchise	202	(36)	108	(125)
Entertainment	(292)	430	(72)	527
Other	(2,317)	(2,169)	(4,048)	(4,026)
	$1,212	$34,680	$(3,485)	$30,652

	June 30, 2012	December 31, 2011
Identifiable assets:
Hotels (1)	$241,262	$249,672
Franchise	8,975	8,933
Entertainment	6,042	6,541
Other (1)	39,822	39,750
	$296,101	$304,896
__________

(1)	Includes the identifiable assets of discontinued operations held for sale.

11.	Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator - basic and diluted:
Net income (loss) from continuing operations	$(367)	$19,115	$(4,308)	$15,265
Less net income or loss attributable to noncontrolling interest	—	112	(7)	102
Net income (loss) from discontinued operations	(2,603)	(355)	(5,830)	(1,276)
Net income (loss) attributable to Red Lion Hotels Corporation	$(2,970)	$18,648	$(10,131)	$13,887
Denominator:
Weighted average shares - basic	19,292	19,023	19,257	18,999
Weighted average shares - diluted	19,292	19,182	19,257	19,163
Earnings (loss) per share attributable to Red Lion Hotels
Corporation: basic and diluted
Net income (loss) from continuing operations	$(0.02)	$1.00	$(0.23)	$0.80
Less net income or loss attributable to noncontrolling interest	$—	$(0.01)	$—	$(0.01)
Net income (loss) from discontinued operations	$(0.13)	$(0.01)	$(0.30)	$(0.06)
Net income (loss) attributable to Red Lion Hotels Corporation	$(0.15)	$0.98	$(0.53)	$0.73

Due to the loss for the three months ended June 30, 2012, all of the 244,951 options to purchase common shares and the 356,144 restricted stock units outstanding as of that date were considered antidilutive. For the three months ended June 30,

2011, 40,157 of the 335,926 options to purchase common shares outstanding as of that date were considered dilutive, as were 74,740 of the 303,974 restricted stock units outstanding. In addition, all of the 44,837 convertible operating partnership units of RLHLP ("OP units") were considered dilutive for the period.

Due to the loss for the six months ended June 30, 2012, all of the 244,951 options to purchase common shares and the 356,144 restricted stock units outstanding as of that date were considered antidilutive. For the six months ended June 30, 2011, 42,260 of the 335,926 options to purchase common shares outstanding as of that date were considered dilutive, as were 99,670 of the 303,974 restricted stock units outstanding. In addition 22,542 of the 44,837 OP units were considered dilutive for the period.

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

At June 30, 2012 we were not able to reliably estimate the full year effective tax rate. Accordingly, we have recognized interim income tax benefit using the discrete method based on actual results for the six months ended June 30, 2012. The difference between the effective tax rate of 39.3% at June 30, 2012, and the statutory rate of 34.0% is primarily driven by the impact of state income taxes, federal tax credits, and non-deductible expenses.

We recognize the financial statement effect of a tax position when, based on the technical merits of the uncertain tax position, it is more likely than not to be sustained on a review by taxing authorities. These estimates are based on judgments made with currently available information. We review these estimates and make changes to recorded amounts of uncertain positions as facts and circumstances warrant. We had no material uncertain tax positions at June 30, 2012 and do not anticipate a significant change in any unrecognized tax benefits over the next six months. Accordingly, we have not provided for any unrecognized tax benefits or related interest and penalties. With limited exception, we are no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for years prior to 2005.
Based on our current assessment of future taxable income, including scheduling of the reversal of our taxable temporary differences, we anticipate that it is more likely than not that we will generate sufficient taxable income to realize our recorded deferred tax assets, and therefore we did not record a valuation allowance against our deferred tax assets as of June 30, 2012.

13.	Stock Based Compensation

The 2006 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by our shareholders and allowed awards of 2.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of June 30, 2012, there were 836,628 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.

In the six months ended June 30, 2012, we recognized approximately $32,000 in compensation expense related to options, compared to $0.1 million during the same period in 2011.

A summary of stock option activity for the six months ended June 30, 2012, is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2012	263,872	$8.53
Options granted	—	$—
Options exercised	(2,500)	$8.57
Options forfeited	(16,421)	$9.09
Balance, June 30, 2012	244,951	$8.50
Exercisable, June 30, 2012	243,511	$8.51

Additional information regarding stock options outstanding and exercisable as of June 30, 2012, is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$5.10 - $5.98	60,335	1.56	2013-2014	$5.31	$201,811	60,335	$5.31	$201,811
$7.10 - $7.46	19,127	4.22	2015-2020	7.39	24,067	17,687	7.42	21,835
$8.74 - $8.80	120,993	5.84	2018	8.76	—	120,993	8.76	—
$12.21-$13.00	44,496	4.64	2016-2017	12.62	—	44,496	12.62	—
	244,951	4.44	2013-2020	$8.50	$225,878	243,511	$8.51	$223,646
__________

(1)
The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been available to be exercised on the last trading day of the first six months of 2012, or June 30, 2012, based upon our closing stock price of $8.65.

As of June 30, 2012 and 2011, there were 356,144 and 303,974 unvested restricted stock units outstanding, respectively. Since we began issuing restricted stock units, approximately 18.8% of total units granted have been forfeited. In the second quarter and first six months of 2012, we recognized approximately $0.2 million and $0.4 million, respectively, in compensation expense related to restricted stock units compared to $0.1 million and $0.2 million, respectively, in the comparable periods in 2011. As the restricted stock units vest, we expect to recognize approximately $2.4 million in additional compensation expense over a weighted average period of 38 months, including $0.4 million during the remainder of 2012.

A summary of restricted stock unit activity for the six months ended June 30, 2012, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2012	288,342	$7.23
Granted	169,036	$8.11
Vested	(78,362)	$7.99
Forfeited	(22,872)	$7.40
Balance, June 30, 2012	356,144	$7.69

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

Estimated fair values of financial instruments (in thousands) are shown in the table below. The carrying amounts for cash and cash equivalents, accounts receivable and current liabilities are reasonable estimates of their fair values. We estimate the fair value of our long-term debt, excluding leases, using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. The debentures are valued at the closing price on June 30, 2012, of the underlying trust preferred securities on the New York Stock Exchange, which was a directly observable Level 1 input. The fair values provided below are not necessarily indicative of the amounts we or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents and restricted cash(1)	$7,667	$7,667	$5,339	$5,339
Accounts receivable(1)	$7,561	$7,561	$7,591	$7,591
Financial liabilities:
Current liabilities, excluding debt(1)	$22,364	$22,364	$16,891	$16,891
Total debt	$68,526	$68,728	$70,496	$70,658
Debentures	$30,825	$32,116	$30,825	$30,717
__________

(1)	Includes the cash, accounts receivable, and current liabilities of discontinued operations held for sale.

15.	Commitments and Contingencies
At any given time we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a materially adverse effect on our consolidated financial position or net cash flow.

16.	Subsequent Events

On July 18, 2012, we announced that we had signed a franchise agreement for a hotel in Cathedral City, California near Palm Springs. The hotel will convert to the Red Lion Hotel Cathedral City in the fall of 2012.

On July 30, 2012, we entered into a definitive agreement to sell for $13.0 million the Red Lion Hotel Denver Southeast in Aurora, Colorado. The sale of the property is expected to close on or before October 31, 2012. The buyer does not plan to enter into a franchise agreement with us.

On July 31, 2012, we sold the Red Lion Colonial Hotel in Helena, Montana for gross proceeds of $5.6 million. We used $4.7 million of these proceeds to reduce the balance of our term loan with Wells Fargo. See Note 9 for further discussion. The buyer entered into a franchise license agreement with us effective August 3, 2012.

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

As of June 30, 2012, our hotel system contained 47 hotels located in nine states and one Canadian province, with 8,872 rooms and 443,587 square feet of meeting space as provided below:

	Hotels	Total Available Rooms	Meeting Space (sq. ft.)
Red Lion Owned and Leased Hotels:
Continuing Operations	27	5,085	255,574
Discontinued Operations	3	739	35,192
Red Lion Franchised Hotels	17	3,048	152,821
Total	47	8,872	443,587

We operate in three reportable segments:

•
The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels. As of June 30, 2012, we operated 30 hotels, of which 25 are wholly-owned and five are leased. Three of the owned hotels are classified as discontinued operations and not included in reported comparable hotel statistics from continuing operations.

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

For our owned and leased properties, RevPAR increased 5.4% in the second quarter of 2012 from the second quarter of 2011. Occupancy increased 280 basis points in the second quarter of 2012 from the second quarter of 2011. ADR increased 1.0% in the second quarter of 2012 versus the second quarter of 2011, to $84.28 from $83.42. Average occupancy, ADR and RevPAR statistics are provided below on a comparable basis. Comparable hotels are defined as properties whose operations are included in the consolidated results for the entirety of the reporting periods being compared. The Red Lion Hotel on Fifth Avenue in Seattle, WA (the "Seattle property") is excluded from the owned and leased hotel statistics and is included in the franchised hotel statistics below for all periods presented as we sold the hotel in June 2011 and entered into a franchise agreement.

	For the three months ended June 30,
	2012			2011
	Average Occupancy(3)	ADR (4)	RevPAR (5)	Average Occupancy(3)	ADR (4)	RevPAR (5)
Owned and Leased Hotels(1)	66.8%	$84.28	$56.32	64.0%	$83.42	$53.43
Franchised Hotels	69.5%	$89.98	$62.57	69.8%	$87.15	$60.82
Total System Wide(2)	67.6%	$85.91	$58.06	65.6%	$84.53	$55.49
Change from prior comparative period:
Owned and Leased Hotels	2.8	1.0%	5.4%
Franchised Hotels	(0.3)	3.2%	2.9%
Total System Wide	2.0	1.6%	4.6%

	For the six months ended June 30,
	2012			2011
	Average Occupancy(3)	ADR (4)	RevPAR (5)	Average Occupancy(3)	ADR (4)	RevPAR (5)
Owned and Leased Hotels(1)	60.6%	$81.29	$49.26	57.2%	$81.03	$46.38
Franchised Hotels	64.0%	$87.24	$55.81	63.4%	$85.51	$54.19
Total System Wide(2)	61.5%	$83.01	$51.08	58.9%	$82.37	$48.55
Change from prior comparative period:
Owned and Leased Hotels	3.4	0.3%	6.2%
Franchised Hotels	0.6	2.0%	3.0%
Total System Wide	2.6	0.8%	5.2%

(1)	Excludes three owned hotels identified as discontinued operations.

(2)	Includes all hotels owned, leased and franchised, presented on a comparable basis, other than three owned hotels identified as discontinued operations.

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

During the second quarter of 2012 and 2011, we reported a net loss from continuing operations of $0.4 million or $0.02 per basic share, and net income of $19.1 million or $1.00 per diluted share, respectively. The second quarter of 2012 included a pre-tax impairment charge of $0.3 million relating to our Helena property. That hotel, which was held for sale at the end of the second quarter of 2012, was adjusted to estimated fair value less costs to sell based upon indicators received during the marketing process. The second quarter of 2011 included a $33.5 million pre-tax gain on the sale of our Seattle property. For the second quarter of 2012, earnings before interest, taxes, depreciation and amortization (“EBITDA”) from continuing operations was $5.3 million, which includes the $0.3 million pre-tax impairment charge, compared to EBITDA of $39.2 million for the second quarter of 2011, which includes the $33.5 million pre-tax gain on sale. EBITDA from continuing operations can be found in a separate table below.

A summary of our consolidated statements of operations is provided below (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Total revenue	$38,805	$42,185	$69,946	$74,422
Operating expenses	37,593	7,505	73,431	43,770
Operating income (loss)	1,212	34,680	(3,485)	30,652
Other income (expense):
Interest expense	(1,820)	(2,272)	(3,637)	(4,573)
Other income, net	16	381	22	384
Income (loss) before taxes before income taxes	(592)	32,789	(7,100)	26,463
Income tax expense (benefit)	(225)	13,674	(2,792)	11,198
Net income (loss) from continuing operations	(367)	19,115	(4,308)	15,265
Net income (loss) from discontinued operations, net of tax	(2,603)	(355)	(5,830)	(1,276)
Net income (loss)	$(2,970)	$18,760	$(10,138)	$13,989
Net income (loss) attributable to Red Lion Hotels Corporation	$(2,970)	$18,648	$(10,131)	$13,887

Non-GAAP data:
EBITDA	$1,276	$39,150	$(4,341)	$38,998
EBITDA from continuing operations	$5,293	$39,248	$4,668	$40,101

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

We use EBITDA to measure financial performance because we believe interest, taxes and depreciation and amortization bear little or no relationship to our operating performance. By excluding interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our properties and operations. We generally pay federal and state income taxes on a consolidated basis, taking into account how the applicable tax laws apply to us in the aggregate. By excluding taxes on income, we believe EBITDA provides a basis for measuring the financial performance of our operations excluding factors that our hotels cannot control. By excluding depreciation and amortization expense, which can vary from hotel to hotel based on historical cost and other factors unrelated to the hotels’ financial performance, EBITDA measures the financial performance of our hotels without regard to their historical cost. For all of these reasons, we believe EBITDA provides us and investors with information that is relevant and useful in evaluating our business.

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

The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income (loss) attributable to Red Lion Hotels Corporation for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
EBITDA from continuing operations	$5,293	$39,248	$4,668	$40,101
Income tax (expense) benefit - continuing operations	225	(13,674)	2,792	(11,198)
Interest expense - continuing operations	(1,820)	(2,272)	(3,637)	(4,573)
Depreciation and amortization - continuing operations	(4,065)	(4,299)	(8,124)	(9,167)
Net income (loss) attributable to Red Lion Hotels Corporation
from continuing operations	$(367)	$19,003	$(4,301)	$15,163
Income (loss) of discontinued operations, net of tax	(2,603)	(355)	(5,830)	(1,276)
Net income (loss) attributable to Red Lion Hotels Corporation	$(2,970)	$18,648	$(10,131)	$13,887

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
EBITDA	$1,276	$39,150	$(4,341)	$38,998
Income tax (expense) benefit	1,702	(13,473)	6,099	(10,474)
Interest expense	(1,820)	(2,272)	(3,637)	(4,573)
Depreciation and amortization	(4,128)	(4,757)	(8,252)	(10,064)
Net income (loss) attributable to Red Lion Hotels Corporation	$(2,970)	$18,648	$(10,131)	$13,887

Revenue

A breakdown of our revenues from continuing operations for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

Revenue From Continuing Operations

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Hotels:
Rooms	$26,060	$26,988	$45,585	$47,066
Food and beverage	7,948	8,186	14,940	15,417
Other department	530	907	928	1,721
Total hotels segment revenue	34,538	36,081	61,453	64,204
Franchise	1,309	945	2,398	1,652
Entertainment	2,376	4,640	4,900	7,440
Other	582	519	1,195	1,126
Total Operating Revenue	$38,805	$42,185	$69,946	$74,422

A breakdown of our comparable hotel revenues for the three and six months ended June 30, 2012 and 2011 is as follows:

Comparable Hotel Revenue From Continuing Operations

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Room revenue from continuing operations	26,060	26,988	45,585	47,066
less: room revenue from Seattle Fifth Avenue property	—	(2,264)	—	(4,379)
Comparable room revenue	$26,060	$24,724	$45,585	$42,687

Food and beverage revenue from continuing operations	7,948	8,186	14,940	15,417
less: food and beverage revenue from Seattle Fifth Avenue property	—	(619)	—	(992)
Comparable food and beverage revenue	$7,948	$7,567	$14,940	$14,425

Other hotels revenue from continuing operations	530	907	928	1,721
less: other hotels revenue from Seattle Fifth Avenue property	—	(263)	—	(616)
Comparable other hotels revenue	$530	$644	$928	$1,105

Total hotel revenue from continuing operations	34,538	36,081	61,453	64,204
less: Total hotel revenue from Seattle Fifth Avenue property	$—	$(3,146)	$—	$(5,987)
Comparable total hotels revenue	$34,538	$32,935	$61,453	$58,217

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

Three months ended June 30, 2012 and 2011

During the second quarter of 2012, revenue from the hotel segment decreased $1.5 million or 4.3% from the second quarter of 2011, resulting primarily from the sale of the Seattle property in June 2011. On a comparable basis, excluding the results of the Seattle property, revenue from the hotel segment increased $1.6 million or 4.9% in the second quarter of 2012 compared to the second quarter of 2011. This comparable increase was primarily driven by a 280 basis point increase in occupancy which was predominantly driven by higher transient and group volume. The increase in group revenue was driven by growth in our social, military, educational, religious and fraternal business.

Revenue from our franchise segment increased $0.4 million to $1.3 million in the second quarter of 2012 compared to the second quarter of 2011. The addition of new franchised properties, including the Seattle property, drove a portion of this increase, while an increase in marketing fee revenue drove the remaining increase. Revenue in the entertainment segment decreased to $2.4 million in the second quarter of 2012 compared to $4.6 million in the second quarter of 2011. The second quarter of 2011 included a successful two week production of the Broadway show, Wicked. We did not have a similar production in the second quarter of 2012. Additional year over year decrease was driven by lower ticket demand for entertainment events in the markets we serve.

Six months ended June 30, 2012 and 2011

During the first six months of 2012, revenue from the hotel segment decreased $2.8 million or 4.3% from the first six months of 2011, resulting primarily from the sale of the Seattle property in June 2011. On a comparable basis, excluding the results of the Seattle property, revenue from the hotel segment increased $3.2 million or 5.6% in the first six months of 2012 compared to the first six months of 2011. This comparable increase was primarily driven by a 340 basis point increase in occupancy which was predominantly driven by higher transient and group volume. The increase in group revenue was driven by growth in our social, military, educational, religious and fraternal business.

Revenue from our franchise segment increased $0.7 million to $2.4 million in the first six months of 2012 compared to the first six months of 2011. The addition of new franchised properties, including the Seattle property, drove a portion of this increase, while an increase in marketing fee revenue drove the remaining increase. Revenue in the entertainment segment decreased to $4.9 million in the first six months of 2012 compared to $7.4 million in the first six months of 2011. The first six months of 2011 included a successful two week production of the Broadway show, Wicked. We did not have a similar production in the first six months of 2012. Additional year over year decrease was driven by lower ticket demand for entertainment events in the markets we serve.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, depreciation and amortization, hotel facility and land lease expense, gain or loss on asset dispositions and undistributed corporate expenses. In the second quarter of 2012, operating expenses included $0.3 million in pre-tax asset impairment charges related to our Helena property. This hotel, which was held for sale at the end of the second quarter of 2012, was adjusted to estimated fair value less costs to sell based upon indicators received during the marketing process. In the aggregate, operating expenses during the second quarter of 2012 compared to the second quarter of 2011 increased $30.1 million. Operating expenses in the second quarter of 2011 included a $33.5 million pre-tax gain on the sale of our Seattle property, which is the primary driver of the large variance. During the first six months of 2012, total operating expenses increased $29.7 million compared to the first six months of 2011. Operating expenses during the first six months of 2011 included a $33.5 million pre-tax gain on the sale of our Seattle property, which again is the primary driver of the large variance.

A breakdown of our operating expenses and direct margin by segment as reported for the three and six months ended June 30, 2012 and 2011can be seen below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Operating Expenses From Continuing Operations
Hotels	$26,123	$27,813	$49,621	$52,528
Franchise	1,096	968	2,268	1,753
Entertainment	2,567	4,138	4,770	6,752
Other	448	435	886	828
Depreciation and amortization	4,065	4,299	8,124	9,167
Hotel facility and land lease	1,243	1,796	2,423	3,428
Asset impairment	252	—	2,263	—
Loss (gain) on asset dispositions, net	(103)	(33,497)	(207)	(33,583)
Undistributed corporate expenses	1,902	1,553	3,283	2,897
Total operating expenses	$37,593	$7,505	$73,431	$43,770
Hotels revenue - continuing(1)	$34,538	$36,081	$61,453	$64,204
Direct margin (2)	$8,415	$8,268	$11,832	$11,676
Direct margin %	24.4%	22.9%	19.3%	18.2%
Franchise revenue (1)	$1,309	$945	$2,398	$1,652
Direct margin (2)	$213	$(23)	$130	$(101)
Direct margin %	16.3%	(2.4)%	5.4%	(6.1)%
Entertainment revenue	$2,376	$4,640	$4,900	$7,440
Direct margin (2)	$(191)	$502	$130	$688
Direct margin %	(8.0)%	10.8%	2.7%	9.2%
Other revenue (1)	$582	$519	$1,195	$1,126
Direct margin (2)	$134	$84	$309	$298
Direct margin %	23.0%	16.2%	25.9%	26.5%
__________

(1)	Excludes operations classified as discontinued.

(2)	Revenues less direct operating expenses.

A breakdown of our comparable hotel operating expenses and direct margin for the three and six months ended June 30, 2012 and 2011 can be seen below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Hotel operating expenses from continuing operations	26,123	27,813	49,621	52,528
less: Hotel operating expenses from Seattle Fifth Avenue property	—	(2,496)	—	(4,639)
Comparable hotel operating expenses	$26,123	$25,317	$49,621	$47,889
Hotel revenue from continuing operations	34,538	36,081	61,453	64,204
less: Hotel revenue from Seattle Fifth Avenue property	—	(3,146)	—	(5,987)
Comparable hotel revenue	$34,538	$32,935	$61,453	$58,217
Hotel direct operating margin from continuing operations	8,415	8,268	11,832	11,676
less: Hotel direct operation margin from Seattle Fifth Avenue property	—	(650)	—	(1,348)
Comparable hotel direct margin	$8,415	$7,618	$11,832	$10,328
Comparable hotel direct margin %	24.4%	23.1%	19.3%	17.7%

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

Three months ended June 30, 2012 and 2011

Direct hotel expenses as reported were $26.1 million in the second quarter of 2012 compared to $27.8 million in the second quarter of 2011. The sale of the Seattle property is the primary driver of the overall decline in reported hotel expenses. On a comparable basis, direct hotel expenses were $26.1 million in the second quarter of 2012 compared to $25.3 million in the second quarter of 2011, representing a 3.2% increase. Room related expenses increased $0.6 million or 7.3% driven by the costs associated with higher occupancy in the second quarter of 2012. On a comparable basis, the hotel segment had a direct margin of 24.4% in the second quarter of 2012 compared to 23.1% during the second quarter of 2011. This margin improvement was primarily driven by higher revenue, targeted sales and marketing initiatives that reduced promotional costs, and improved food and beverage contribution. This was partially offset by higher transaction and reservation expenses related to increased occupancy.

Direct expenses for the franchise segment in the second quarter of 2012 increased by $0.1 million compared to the second quarter of 2011, primarily driven by increased marketing costs. Direct expenses for the entertainment segment in the second quarter of 2012 decreased by $1.6 million compared to the second quarter of 2011 primarily from the timing and mix of shows and events; specifically, the second quarter of 2011 included a two week production of the Broadway hit, Wicked. A similar production did not occur in the second quarter of 2012.

Depreciation and amortization expenses decreased $0.2 million in the second quarter of 2012 compared to the second quarter of 2011, which primarily resulted from the discontinuation of depreciation expense on our assets classified as “held for sale”. See Note 6 of Condensed Notes to Consolidated Financial Statements.

Hotel facility and land lease costs declined $0.6 million to $1.2 million in the second quarter of 2012 compared to the second quarter of 2011 primarily resulting from the termination of a lease with iStar Financial in which we acquired several of our formerly leased properties in late 2011. Partially offsetting this decline in expense was an increase in lease cost from a contractual adjustment of our lease in Anaheim, California.

During the second quarter of 2012, we recorded a pre-tax asset impairment charge of $0.3 million in continuing operations related to our Helena property, which was classified as an asset held for sale at the end of the quarter. The carrying value of this hotel was adjusted to estimated fair value less costs to sell based upon recent indicators received during the marketing process.

Undistributed corporate expenses increased by $0.3 million in the second quarter of 2012 compared to the second quarter of 2011. The increase primarily relates to higher stock compensation expense, directors and officers insurance premiums and higher investor relations expense. Undistributed corporate expenses include general and administrative charges such as corporate payroll, stock compensation expense, director’s fees, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment, such as accounting, human resources and information technology, are distributed and included in direct expenses of the segments to which they are allocated.

Six months ended June 30, 2012 and 2011

Direct hotel expenses as reported were $49.6 million in the first six months of 2012 compared to $52.5 million in the first six months of 2011. The sale of the Seattle property is the primary driver of the overall decline in reported hotel expenses. On a comparable basis, direct hotel expenses were $49.6 million in the first six months of 2012 compared to $47.9 million in the first six months of 2011, representing a 3.6% increase. Room related expenses increased $1.4 million or 10.3% driven by the costs associated with higher occupancy in the first six months of 2012. On a comparable basis, the hotel segment had a direct margin of 19.3% in the first six months of 2012 compared to 17.7% for the first six months of 2011. This margin improvement was primarily driven by higher revenue, targeted sales and marketing initiatives that reduced promotional costs, and improved food and beverage contribution. This was partially offset by higher transaction and reservation expenses related to increased occupancy.

Direct expenses for the franchise segment in the first six months of 2012 increased by $0.5 million compared to the first six months of 2011, primarily driven by increased marketing costs. Direct expenses for the entertainment segment in the first six months of 2012 decreased by $2.0 million compared to the first six months of 2011 primarily from the timing and mix of shows and events.

Depreciation and amortization expenses decreased $1.0 million in the first six months of 2012 compared to the first six months of 2011, which primarily resulted from the discontinuation of depreciation expense on our assets classified as “held for sale”. See Note 6 of Condensed Notes to Consolidated Financial Statements.

Hotel facility and land lease costs declined $1.0 million to $2.4 million in the first six months of 2012 compared to the first six months of 2011 primarily resulting from the termination of a lease with iStar Financial in which we acquired several of our formerly leased properties in late 2011. Partially offsetting this decline in expense was an increase in lease cost from a contractual adjustment of our lease in Anaheim, California.

During the first six months of 2012, we recorded a pre-tax asset impairment charge of $2.3 million in continuing operations related to our Helena property, which was classified as held for sale at the end of the quarter. The carrying value of this hotel was adjusted to estimated fair value less costs to sell based upon recent indicators received during the marketing process.

Undistributed corporate expenses increased by $0.4 million in the first six months of 2012 compared to the first six months of 2011. The increase primarily relates to higher stock compensation expense, directors and officers insurance premiums and higher investor relations expense. Undistributed corporate expenses include general and administrative charges such as corporate payroll, stock compensation expense, director’s fees, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment, such as accounting, human resources and information technology, are distributed and included in direct expenses of the segments to which they are allocated.

Income Taxes
During the second quarter of 2012, we reported an income tax benefit from continuing operations of $0.2 million compared to an income tax expense from continuing operations of $13.7 million during the second quarter of 2011. The significant difference is attributable to the $33.5 million pre-tax gain on the sale of our Seattle property recorded in the second quarter of 2011.
During the first six months of 2012, we reported an income tax benefit from continuing operations of $2.8 million compared to an income tax expense from continuing operations of $11.2 million during the second quarter of 2011. The significant difference is attributable to the $33.5 million pre-tax gain on the sale of our Seattle property recorded in the second quarter of 2011.
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
Based on our current assessment of future taxable income, including scheduling of the reversal of our taxable temporary differences, we anticipate that it is more likely than not that we will generate sufficient taxable income to realize our recorded deferred tax assets, and therefore we did not record a valuation allowance against our deferred tax assets as of June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2012, we had total long term debt due within one year of $30.3 million. This includes a term loan with a balance of $29.0 million and our revolving line of credit, both of which mature on March 31, 2013.

Our current liabilities at June 30, 2012 exceeded our current assets, excluding assets held for sale, by $24.4 million. We are actively pursuing financing alternatives to address maturing liabilities and to supplement working capital. We can access up to $10 million on our current revolving line of credit to fund operating needs. As of June 30, 2012, the full $10 million on this revolving line of credit was available as we had no amount drawn on that date. We continue to be in compliance with our debt covenants, to generate positive cash flow from operations and to have adequate liquidity to fund our ongoing operating activities; however, there can be no assurance that we will be able to repay or refinance our debts when they mature or invest in our hotels to remain competitive at our current rates.
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
Our obligations under the facility are (i) guaranteed by our subsidiaries Red Lion Hotels Limited Partnership (“RLHLP”), Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Holdings, Inc., (ii) secured by our accounts receivable and inventory, and (iii) further collateralized by our owned hotel properties in Bellevue, Spokane Olympia, Kelso, and Wenatchee, Washington; in Post Falls, Pocatello, and Boise, Idaho; in Kalispell, Montana; in Bend and Coos Bay, Oregon; in Sacramento, California; and in Aurora, Colorado.
The credit facility requires us to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage and to debt service coverage ratios. It also includes customary events of default. We were in compliance with these covenants at June 30, 2012.
We are committed to keeping our properties well maintained and attractive to our customers in order to enhance our competitiveness within the industry and keep our hotels in the midscale category. This requires ongoing access to capital for replacement of outdated furnishings as well as for facility repair, modernization and renovation. Over the last three to four years, our levels of capital expenditures for these purposes have been lower than normal due to the general economic conditions impacting our industry. As a result, we will be required over the next 18 months to invest significant amounts of capital in our hotels in order to support the room rates that we have historically charged.

We have announced a listing for sale or the intent to sell some of our real estate assets. See Note 6 and Note 7 of Condensed Notes to Consolidated Financial Statements for further detail. We may seek to raise additional funds through public or private financings, strategic relationships, sales of assets or other arrangements. We cannot assure that such funds, if needed, will be available on terms attractive to us, or at all. In addition, we may consider additional asset sales in the future to meet obligations or hotel investment needs. These sales may result in future impairments or losses on the final sale. Furthermore, any additional equity financings may be dilutive to shareholders and debt financing, if available, may involve covenants that place substantial restrictions on our business. Additional principal payments will be required on our term loan if a property securing that facility is sold or we raise new equity. In the case of a property sale, the additional payment required will be the greater of (i) 50% of the net proceeds from the sale, or (ii) 50% of the appraised market value of the property being sold. In the case of an equity issue, the additional payment required will be 50% of the net equity proceeds raised. Refer to Note 9 of Condensed Notes to Consolidated Financial Statements for further discussion. Our failure to secure funding as and when needed could have a material adverse impact on our financial condition and our ability to pursue business strategies.
At June 30, 2012 outstanding debt was $99.4 million. That debt balance includes $29.0 million outstanding on the term loan mentioned above. As of June 30, 2012, the full $10 million on the revolving line of credit was available as we had no amount drawn on that date. We also had $30.8 million of debentures due to Red Lion Hotels Capital Trust and a total of $39.6 million in nine fixed-rate notes collateralized by individual properties ("CMBS debt"). Our average pre-tax interest rate on debt was 7.2% at June 30, 2012, of which 70.8% was fixed at an average rate of 7.9% and 29.2% was at an average variable rate of 5.6%. Our term loan matures in March 2013 and the CMBS debt matures in July 2013.
The CMBS debt consists of two pools of cross securitized debt: (i) one consisting of five properties with total borrowings of $18.7 million; and (ii) a second consisting of four properties with total borrowings of $20.9 million. Each pool of securitized debt includes defeasance provisions for early repayment.

A comparative summary of balance sheet data at June 30, 2012 and December 31, 2011 is provided below:

	June 30, 2012	December 31, 2011
Consolidated balance sheet data (in thousands):
Cash and cash equivalents	$4,911	$1,981
Working capital (1)	$(24,447)	$(469)
Assets held for sale	$31,969	$30,380
Property and equipment, net	$215,154	$232,589
Total assets	$296,101	$304,896
Total debt	$68,526	$70,496
Debentures due Red Lion Hotels Capital Trust	$30,825	$30,825
Total liabilities	$139,570	$139,031
Total stockholders’ equity	$156,531	$165,865
__________

(1)	Represents current assets, excluding assets held for sale, less current liabilities.

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

Operating Activities

Net cash provided by operating activities during the first six months of 2012 totaled $8.4 million, a $9.7 million increase from net cash used in operating activities of $1.3 million during the first six months of 2011. The primary drivers of the 2012 increase are favorable payment timing of accounts payable and the timing of accrued payroll based upon the pay dates in the current year.

Investing Activities

Net cash used in investing activities totaled $3.2 million during the first six months of 2012 compared to net cash provided by investing activities of $64.5 million during the first six months of 2011. The primary driver of the 2012 decrease was the $68.3 million that we received from the sale of our Seattle property in the prior year. Capital expenditures during the remainder of 2012 are expected to be approximately $7.0 million and will primarily support investments in our hotels.

Financing Activities

Net cash used in financing activities was $2.3 million during the first six months of 2012, compared to $20.4 million cash used in financing activities in the first six months of 2011. Financing activities during the first six months of 2012 included the net repayment of $0.8 million of revolving credit facility borrowings. The first six months of 2011 included the retirement of a revolving credit facility in the amount of $28.0 million. This is the primary driver of the year over year difference.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and estimated interest on debt, as of June 30, 2012 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt (1)	$72,957	$4,170	$68,787	$—	$—
Operating and capital leases	24,677	3,063	8,157	6,000	7,457
Service agreements	760	380	380	—	—
Debentures due Red Lion
Hotels Capital Trust (1)	124,288	2,197	5,856	5,856	110,379
Total contractual obligations (2)	$222,682	$9,810	$83,180	$11,856	$117,836
__________

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)
With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.

The Red Lion Hotel Vancouver at the Quay in Washington is leased under an agreement with iStar Financial as the future of the property rests with the progress of the Columbia River Crossing bridge project, which will require the right of way acquisition of the hotel. Annual lease payments equal $0.6 million and are reflected in the table above.

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

In addition to the above mentioned obligations, we have leasehold interests at our properties in Eugene, Oregon, the Seattle Airport and in Spokane, Washington as well as at our corporate headquarters location. These leases require us to pay fixed monthly rent and have expiration dates of 2012 and beyond. We also assumed an office lease used by guests contracted to stay at our Denver Southeast property. As part of this contract business, we are reimbursed the entire lease expense amount. The expense of all of these leases has been included in the table above.

Franchise Update

At June 30, 2012, our system of hotels included 17 hotels under franchise agreements, representing a total of 3,048 rooms and 152,821 square feet of meeting space. During the second quarter of 2012, the franchise agreement with the owners of the Red Lion Hotel Idaho Falls was terminated. Subsequent to the end of the quarter and prior to the filing of this quarterly report, we announced that we had signed a franchise license agreement with the owners of a hotel in Cathedral City, California. This property will convert to Red Lion Hotel Cathedral City later in the year. Cathedral City is approximately seven miles southeast of Palm Springs.

Asset Sale Update

In the past month, we have signed separate letters of intent to sell our commercial mall in Kalispell, Montana, and the Red Lion Hotel in Medford, Oregon. Both sales are contingent on completion of mutually acceptable definitive agreements and on each of the prospective buyer's satisfactory completion of due diligence.

Off-balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

New and Future Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment" ("ASU 2011-08"). ASU 2011-08 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis to determine whether an additional impairment test is necessary. ASU 2011-08 is for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption allowed. We adopted ASU 2011-08 effective January 1, 2012. We do not expect ASU 2011-08 to materially impact our consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, "Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" ("ASU 2011-04"). ASU 2011-04 clarifies the application of existing fair value measurements and disclosure requirements and certain changes to principles and requirements for measuring fair value. This update is to be applied prospectively and is effective during interim and annual periods beginning December 15, 2011. We adopted ASU 2011-04 effective January 1, 2012. The adoption of ASU 2011-04 enhanced the disclosure of the fair value of certain financial assets and liabilities that are not required to be recorded at fair value within our financial statements. See Note 14 of Condensed Notes to Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2012, $70.4 million of our outstanding debt was subject to currently fixed interest rates and was not exposed to market risk from rate changes. At June 30, 2012, we also had $29.0 million outstanding on a term loan at an interest rate of 5.6%, based on a blend of fixed and variable rates.
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
The below table summarizes our debt obligations at June 30, 2012 on our consolidated balance sheet (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Total debt	$1,648	$66,878	$—	$—	$—	$—	$68,526	$68,728
Average interest rate							6.2%
Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$32,116
Average interest rate							9.5%

Item 4.	Controls and Procedures

As of June 30, 2012, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the first six months of 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
Index to Exhibits

Exhibit Number	Description

10.1	Equity Acceleration Agreement dated May 23, 2012 with Jon E. Eliassen

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b)

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Lion Hotels Corporation
Registrant

Signature		Title	Date

By:	/s/ Jon E. Eliassen	President and Chief Executive Officer (Principal Executive Officer)	August 8, 2012
Jon E. Eliassen

By:	/s/ Julie Shiflett	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	August 8, 2012
Julie Shiflett

By:	/s/ Sandra J. Heffernan	Senior Vice President, Corporate Controller (Principal Accounting Officer)	August 8, 2012
Sandra J. Heffernan