Form 10-Q
period 2012-09-30
Red Lion Hotels CORP
filed 2012-11-08
CIK 1052595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 __________________________________________
FORM 10-Q
 __________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
As of November 7, 2012, there were 19,430,326 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$14,146	$1,981
Restricted cash	2,868	3,358
Accounts receivable, net	6,341	7,591
Inventories	1,556	1,346
Prepaid expenses and other	3,218	1,973
Deferred income taxes	7,337	4,291
Assets held for sale	31,400	30,380
Total current assets	66,866	50,920
Property and equipment, net	196,288	232,589
Goodwill	8,512	8,512
Intangible assets	6,992	6,992
Other assets, net	7,371	5,883
Total assets	$286,029	$304,896
LIABILITIES
Current liabilities:
Accounts payable	$6,430	$4,928
Accrued payroll and related benefits	4,030	2,103
Accrued interest payable	960	231
Advance deposits	408	380
Other accrued expenses	11,750	9,249
Revolving credit facility	—	844
Long-term debt, due within one year	58,508	3,274
Total current liabilities	82,086	21,009
Long-term debt, due after one year	—	66,378
Deferred income	4,040	4,643
Deferred income taxes	13,118	16,176
Debentures due Red Lion Hotels Capital Trust	30,825	30,825
Total liabilities	130,069	139,031
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Red Lion Hotels Corporation stockholders’ equity
Preferred stock- 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock- 50,000,000 shares authorized; $0.01 par value; 19,382,485 and 19,172,670 shares issued and outstanding	194	192
Additional paid-in capital, common stock	150,214	149,027
Retained earnings	5,552	16,589
Total Red Lion Hotels Corporation stockholders’ equity	155,960	165,808
Noncontrolling interest	—	57
Total stockholders' equity	155,960	165,865
Total liabilities and stockholders’ equity	$286,029	$304,896
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2012 and 2011

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Revenue:
Hotels	$42,285	$41,632	$107,425	$109,390
Franchise	1,555	1,218	3,953	2,870
Entertainment	1,456	1,499	6,356	8,940
Other	94	126	327	320
Total revenues	45,390	44,475	118,061	121,520
Operating expenses:
Hotels	31,369	30,468	84,616	86,591
Franchise	1,219	1,144	3,487	2,897
Entertainment	1,475	1,484	6,245	8,236
Other	201	191	601	522
Depreciation and amortization	3,779	4,102	11,483	13,517
Hotel facility and land lease	1,209	1,768	3,632	5,201
Asset impairment	1,868	2,156	8,061	2,156
Loss (gain) on asset dispositions, net	(16)	(115)	(223)	(33,698)
Undistributed corporate expenses	1,602	1,457	4,885	4,355
Total operating expenses	42,706	42,655	122,787	89,777
Operating income (loss)	2,684	1,820	(4,726)	31,743
Other income (expense):
Interest expense	(1,751)	(1,994)	(5,388)	(6,553)
Other income, net	46	28	74	411
Income (loss) before taxes	979	(146)	(10,040)	25,601
Income tax expense (benefit)	543	(148)	(3,668)	10,790
Net income (loss) from continuing operations	436	2	(6,372)	14,811
Discontinued operations
Income (loss) from discontinued business units, net of income tax (benefit) expense of $127 and ($74) for the three months ended and $184 and ($539) for the nine months ended September 30, 2012 and 2011, respectively	224	(131)	324	(950)
Loss on disposal and impairment of the assets of the discontinued business units, net of income tax (benefit) expense of ($889) and $0 for the three months ended and ($2,833) and $0 for the nine months ended September 30, 2012 and 2011, respectively	(1,566)	—	(4,996)	—
Net income (loss) from discontinued operations	(1,342)	(131)	(4,672)	(950)
Net income (loss)	(906)	(129)	(11,044)	13,861
Less net income or loss attributable to noncontrolling interest	—	(7)	(7)	96
Net income (loss) attributable to Red Lion Hotels Corporation	$(906)	$(122)	$(11,037)	$13,765
Earnings per share - basic and diluted
Net income (loss) from continuing operations	$0.02	$—	$(0.33)	$0.78
Net income (loss) from discontinued operations	$(0.07)	$(0.01)	$(0.24)	$(0.05)
Net income (loss) attributable to Red Lion Hotels Corporation	$(0.05)	$(0.01)	$(0.57)	$0.72
Weighted average shares - basic	19,366	19,089	19,294	19,029
Weighted average shares - diluted	19,438	19,209	19,294	19,170

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
Operating activities:
Net income (loss)	$(11,044)	$13,861
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,103	14,493
(Gain) loss on disposition of property, equipment and other assets, net	16	(33,698)
Asset impairment	15,651	2,156
Deferred income taxes	(6,082)	9,536
Equity in investments	18	36
Stock based compensation expense	1,185	959
Provision for doubtful accounts	383	159
Change in current assets and liabilities:
Restricted cash	490	(1,373)
Accounts receivable	665	(1,665)
Inventories	(236)	(113)
Prepaid expenses and other	(1,243)	(991)
Accounts payable	1,502	(1,751)
Income taxes payable	—	418
Accrued payroll and related benefits	1,927	(611)
Accrued interest payable	729	(25)
Deferred income	(17)	275
Other accrued expenses and advance deposits	2,529	798
Net cash (used in) provided by operating activities	18,576	2,464
Investing activities:
Purchases of property and equipment	(5,798)	(7,260)
Proceeds from disposition of property and equipment	12,098	68,343
Advances to Red Lion Hotels Capital Trust	(27)	(27)
Other, net	(371)	(732)
Net cash (used in) provided by investing activities	5,902	60,324
Financing activities:
Borrowings on revolving credit facility	2,122	10,000
Borrowings on long-term debt	—	18,042
Repayment of revolving credit facility	(2,966)	—
Retirement of revolving credit facility	—	(28,000)
Repayment of long-term debt	(11,144)	(19,611)
Distribution to operating partnership unit holders	—	(35)
Proceeds from stock options exercised	39	513
Proceeds from issuance of common stock under employee stock purchase plan	102	129
Common stock redeemed	(210)	(140)
Additions to deferred financing costs	(256)	(1,662)
Net cash (used in) provided by financing activities	(12,313)	(20,764)

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (Continued)
For the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	12,165	42,024
Cash and cash equivalents at beginning of period	1,981	4,012
Cash and cash equivalents at end of period	$14,146	$46,036

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Income taxes	$108	$256
Interest on long-term debt	$4,659	$6,587
Non-cash operating, investing and financing activities:
Tax effect of stock conversion	$22	$65
Reclassification of property and other assets to assets held for sale	$16,671	$7,663
Exchange of note receivable for real property	$2,000	$—
Exchange of common stock for noncontrolling interest in partnership	$50	$—
Conversion of non-current restricted cash to accounts receivable	$75	$—
Conversion of note receivable to fixed assets	$210	$—
Conversion of accounts receivable to note receivable	$277	$—
Reclassification of restricted cash to accounts receivable	$—	$676

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation (“Red Lion”, "we", "our", "us" or the “Company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of midscale full, select and limited service hotels under the Red Lion brand. As of September 30, 2012, the Red Lion system of hotels was comprised of 47 hotels located in nine states and one Canadian province, with 8,872 rooms and 443,587 square feet of meeting space. As of that date, we operated 29 hotels, of which 24 are wholly owned and five are leased, and franchised 18 hotels.

We are also engaged in entertainment operations, which derive revenues from promotion and presentation of entertainment productions and ticketing services under the operations of WestCoast Entertainment and TicketsWest. The ticketing service offers ticketing inventory management systems, call center services, and outlet/electronic distributions for event locations. We also maintain a direct ownership interest in a retail mall, which is included in discontinued operations, that is attached to one of our hotels. Refer to Note 7.

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

In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly our consolidated financial position at September 30, 2012, the consolidated results of operations for the three and nine months ended September 30, 2012 and 2011, and the consolidated cash flows for the nine months ended September 30, 2012 and 2011. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosures of contingent liabilities. Actual results could materially differ from those estimates.

Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported income/losses, total assets, or stockholders’ equity as previously reported. See Notes 5,6 and 7.

3.	Recent Accounting Pronouncements

Adopted Accounting Standards

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"). ASU 2012-02 permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test, resulting in guidance that is similar to the goodwill impairment testing guidance in FASB Accounting Standards Update No. 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment". ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02 did not materially impact our consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment" ("ASU 2011-08"). ASU 2011-08 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis to determine whether an additional impairment test is necessary. ASU 2011-08 is for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption allowed. The adoption of ASU 2011-08 did not materially impact our consolidated financial statements.

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
Management has assessed the potential impact of other recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to our Company, or are not anticipated to have a material impact on our consolidated financial statements.

4.	Liquidity

As of September 30, 2012, we had total long term debt maturing within one year of $58.5 million. This includes a term loan with a balance of $19.3 million, which matures on March 31, 2013 and other debt with a balance of $39.2 million maturing in July 2013 which was reclassified as current in the third quarter.

Our current liabilities at September 30, 2012 exceeded our current assets, excluding assets held for sale, by $46.6 million. We are actively pursuing financing alternatives to address maturing liabilities and to supplement working capital. We can access up to $10 million on our current revolving line of credit, subject to certain financial covenants, to fund operating needs. As of September 30, 2012, the full $10 million on the revolving line of credit was available as we had no amount drawn as of that date. We continue to be in compliance with our debt covenants, to generate positive cash flow from operations and to have adequate liquidity to fund our ongoing operating activities; however, there can be no assurance that we will be able to repay or refinance our debts when they mature or invest in our hotels to remain competitive at our current rates.

We announced the listing for sale or the intent to sell some of our real estate assets in 2011 and 2012. See Note 6 and Note 7 for further discussion. We may seek to raise additional funds through public or private financings, strategic relationships, sales of assets or other arrangements. We cannot assure that such funds, if needed, will be available on terms attractive to us, or at all. In addition, we may consider additional asset sales in the future to meet obligations or hotel investment needs. These sales may result in future impairments or losses on the final sale. Furthermore, any additional equity financings may be dilutive to shareholders and debt financing, if available, may involve covenants that place substantial restrictions on our business. Additional principal payments will be required on our term loan if a property securing that facility is sold or we raise new equity. In the case of a property sale, the additional payment required will be the greater of (i) 50% of the net proceeds from the sale, or (ii) 50% of the appraised market value of the property being sold. In the case of an equity issue, the additional payment required will be 50% of the net equity proceeds raised. Refer to Note 9 for further discussion. Our failure to secure funding as and when needed could have a material adverse impact on our financial condition and our ability to pursue business strategies.

5.	Property and Equipment

Property and equipment used in continuing operations is summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
Buildings and equipment	$219,007	$247,809
Furniture and fixtures	38,633	41,896
Landscaping and land improvements	7,033	8,129
	264,673	297,834
Less accumulated depreciation and amortization	(130,698)	(138,272)
	133,975	159,562
Land	58,177	71,264
Construction in progress	4,136	1,763
Property and equipment, net	$196,288	$232,589

In the third quarter of 2012, the Red Lion Hotel Pendleton in Pendleton, Oregon ("Pendleton property") and our commercial mall in Kalispell, Montana ("Kalispell Mall property") were classified as assets held for sale and are excluded from the table above as of September 30, 2012. See Note 6 and Note 7 for further discussion.

The table for the year ended December 31, 2011 excludes the property and equipment of the Red Lion Colonial Hotel in Helena, Montana (“Helena property”), which were classified as assets held for sale at that date. In the third quarter of 2012, we completed the sale of the Helena property and the assets are no longer reflected in our financial statements as of September 30, 2012. See Note 6 for further discussion. The table also excludes the property and equipment of the Red Lion Hotel Denver Southeast in Aurora, Colorado (“Denver Southeast property”), the Red Lion Hotel Medford in Medford, Oregon (“Medford property”) and the Red Lion Inn Missoula in Missoula, Montana (“Missoula property”), which were all classified as assets held for sale at September 30, 2012 and December 31, 2011.

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

Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and cease depreciation. The operations of a property held for sale prior to the sale date are recorded in discontinued operations unless we intend to have significant continuing involvement after the sale, for example, through a franchise or management agreement, in which case the operations remain part of continuing operations.

As discussed in Note 5, during 2012 the following properties were classified as held for sale:

Helena Property

We listed the Helena property for sale in 2011. At that time we determined the property met the criteria to be classified as an asset held for sale, but did not meet the criteria for treatment as discontinued operations as we anticipated that after a sale we would maintain significant continuing involvement. The assets were classified as assets held for sale on the consolidated balance sheet as of December 31, 2011. In the third quarter of 2012, we closed the sale of the Helena property for $5.6 million and the buyer entered into a franchise agreement with us.

Denver Southeast Property

We listed the Denver Southeast property for sale in 2011, and at the time we determined that it met the criteria to be classified as an asset held for sale, but did not meet the criteria for treatment as discontinued operations as we anticipated that after a sale we would maintain significant continuing involvement. The assets of the property were classified as assets held for sale on the consolidated balance sheet as of December 31, 2011.

In the second quarter of 2012, during the marketing process, we gathered additional information indicating that it was unlikely that we would sell the property with a Red Lion franchise agreement or a management agreement, and therefore we would not maintain significant continuing involvement in the operations of the hotel. Based on this information, the operations of the property were reclassified to discontinued operations for that period.

During the third quarter of 2012, we entered into a definitive agreement to sell the property for $13.0 million and subsequent to the end of the quarter sold the property. See Note 16 for further discussion. Concurrent with the sale, the purchaser signed a franchise agreement for the East Tower, which is comprised of 190 rooms. We determined that while the continuing operations cash flows are not significant, we still have significant involvement under the franchise agreement such that the property should not continue to be classified as discontinued operations. It has been reclassified to continuing operations for all periods presented.

Medford and Missoula Properties

During the fourth quarter of 2011, we listed for sale the Medford and Missoula properties. Both properties are non-core assets in which we do not anticipate to maintain significant continuing involvement. Accordingly, the operations of these properties have been classified as discontinued operations in our consolidated statements of operations for all periods presented. The property and equipment of these properties have been classified as assets held for sale in the consolidated balance sheets as of September 30, 2012 and December 31, 2011. Refer to Note 7 for further detail.

Pendleton Property

During the third quarter of 2012, we listed for sale our Pendleton property. We have determined the property met the criteria to be classified as an asset held for sale, but did not meet the criteria for treatment as discontinued operations as we anticipate that after a sale we will maintain significant continuing involvement. The property and equipment of this property have been classified as assets held for sale in the consolidated balance sheet as of September 30, 2012.

Kalispell Mall Property

Also during the third quarter of 2012, we listed for sale our Kalispell Mall property. We do not, however, expect to maintain significant continuing involvement in the commercial mall after the sale and have classified the real estate operations of this property as discontinued operations in our consolidated statements of operations for all periods presented. Refer to Note 7 for further detail. The property and equipment of this property have been classified as assets held for sale in the consolidated balance sheet as of September 30, 2012.

We plan to sell, within one year, all of the properties discussed above that have not yet been sold. The property and equipment of these properties are classified as assets held for sale on the consolidated balance sheets as of September 30, 2012 and December 31, 2011 are detailed in the table below (in thousands):

	September 30, 2012	December 31, 2011
Buildings and equipment	$34,093	$24,739
Furniture and fixtures	2,986	4,781
Landscaping and land improvements	5,090	1,461
	42,169	30,981
Less accumulated depreciation	(22,874)	(11,149)
	19,295	19,832
Land	11,890	10,458
Construction in progress	215	90
Assets held for sale	$31,400	$30,380

Impairments of assets held for sale in continuing operations

During the third quarter 2012, the long-lived assets of the Pendleton property with a carrying value of $4.4 million were written down to their estimated fair value of $2.6 million less selling costs, resulting in a pre-tax impairment charge to continuing operations of $1.9 million.

Long-lived assets of the Helena and Denver Southeast properties with a carrying amount of $24.2 million were written down to their estimated fair value of $18.6 million less selling costs, resulting in pre-tax impairment charges to continuing operations during the first and second quarters of 2012 of $5.9 million and $0.3 million, respectively.

Long-lived assets of the Helena property with a carrying amount of $9.8 million were written down to their estimated fair value of $7.6 million less selling costs, resulting in a pre-tax impairment charge to continuing operations of $2.2 million in the third quarter of 2011.

As shown in the table below (in thousands), we used Level 3 inputs for our analysis. These inputs reflect our own assumptions about the assumptions market participants would use in pricing the asset based on the best information available in the circumstances.

Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Long-lived assets used in continuing operations, held for sale	$15,187	$—	$—	$15,187	$8,061

7. Discontinued Operations

During 2011, we listed for sale our Medford and Missoula properties. Both properties are non-core assets in which we do not anticipate maintaining significant continuing involvement after they are sold. Accordingly, the operations of these properties have been classified as discontinued operations in our consolidated statements of operations for all periods presented. The property and equipment of these hotels are classified as held for sale on the consolidated balance sheets as of September 30, 2012 and December 31, 2011, since we plan to sell these properties within one year.

During the second quarter of 2012, we classified the operations of the Red Lion Hotel Sacramento at Arden Village ("Sacramento property") as discontinued operations. During the quarter ended September 30, 2012 we closed on the sale of the property for $9.0 million, of which $7.0 million was paid in cash at closing and $2.0 million remains payable pursuant to a secured promissory note. Since we do not have significant continuing involvement in this property since the sale, we have classified the real estate ownership results of this property as discontinued operations for all periods presented.

During the quarter ended September 30, 2012, we listed for sale our Kalispell Mall property. We do not expect to maintain significant continuing involvement with the real estate operations of the commercial mall after it is sold, but intend to enter into a lease to operate our hotel located there. We do not believe that we will have significant control or significant cash flows associated with the mall operations; therefore the mall has been classified as discontinued operations in the consolidated statements of operations for all periods presented.

The following table summarizes the assets and liabilities of discontinued operations included in the consolidated balance sheets as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$108	$46
Accounts receivable, net	215	36
Inventories	42	39
Prepaid expenses and other	69	23
Total current assets	434	144
Property and equipment, net (1)	16,212	6,208
Total current assets, net	$16,646	$6,352

LIABILITIES
Accounts payable	$124	$23
Accrued payroll related benefits	70	77
Advance deposits	15	9
Other accrued expense	491	135
Total current liabilities	$700	$244
__________

(1)
Property and equipment of $16.2 million and $6.2 million associated with discontinued operations is included in assets held for sale on the consolidated balance sheets as of September 30, 2012 and December 31, 2011, respectively.

The following table summarizes the results of discontinued operations for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues	$1,963	$1,736	$5,039	$4,343
Operating expenses	(1,541)	(1,208)	(3,913)	(3,569)
Hotel facility and land lease	—	(406)	—	(1,271)
Depreciation and amortization	(71)	(327)	(618)	(975)
Interest expense	—	—	—	(17)
Income tax benefit (expense)	(127)	74	(184)	539
Income (loss) from operations of discontinued business units	224	(131)	324	(950)

Loss on disposal and impairment of the assets of discontinued business units	(2,455)	—	(7,829)	—
Income tax benefit	889	—	2,833	—
Loss on impairment of the assets of the discontinued business units	(1,566)	—	(4,996)	—

Loss from discontinued operations	$(1,342)	$(131)	$(4,672)	$(950)

Impairments of assets held for sale in discontinued operations

Long-lived assets of the Missoula, Medford, Sacramento and Kalispell Mall properties with a carrying amount of $32.9 million were written down to their estimated fair value of $26.1 million less estimated selling costs, resulting in pre-tax impairment charges in discontinued operations during the first, second, and third quarters of 2012, of $0.7 million, $4.6 million, and $2.2 million, respectively.

As shown in the table below (in thousands), we used Level 3 inputs for the impairment analysis of these properties. These inputs reflect our own assumptions about the assumptions market participants would use in pricing the assets based on the best information available in the circumstances.

Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Long-lived assets of discontinued business units held for sale	$16,212	$—	$—	$16,212	$7,590

8.	Goodwill and Intangibles

Goodwill represents the excess of the estimated fair value of the net assets acquired during business combinations over the net tangible and identifiable intangible assets acquired. Goodwill was recorded in prior years in connection with the acquisitions of hotels, franchises and entertainment businesses. The Red Lion brand name is an identifiable, indefinite lived-intangible asset that represents the separable legal right to a trade name and associated trademarks acquired in a business combination we entered into in 2001. Goodwill and the brand name are not amortized; however, we assess goodwill and the brand name for potential impairments annually in the fourth quarter, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets. We did not impair any goodwill during the nine months ended September 30, 2012. The goodwill attributed to the hotel segment was fully impaired in the fourth quarter of 2011.

9.	Credit Facility and Long Term Debt
At September 30, 2012 outstanding debt was $89.3 million. That debt balance includes $19.3 million outstanding on a term loan with Wells Fargo Bank, National Association ("Wells Fargo"). In addition to the term loan with Wells Fargo we also have a revolving line of credit for up to $10 million for general corporate purposes. At September 30, 2012, the revolving line of credit was not drawn upon. We also had $30.8 million of debentures due to Red Lion Hotels Capital Trust and a total of $39.2 million in nine fixed-rate notes collateralized by individual properties ("CMBS debt").
The CMBS debt consists of two pools of cross securitized debt: (i) one consisting of five properties with total borrowings of $18.5 million; and (ii) a second consisting of four properties with total borrowings of $20.7 million. Each pool of securitized debt includes defeasance provisions for early repayment. All of the CMBS debt matures in July 2013.
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
Our obligations under the facility are (i) guaranteed by our subsidiaries Red Lion Hotels Limited Partnership, Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Holdings, Inc., (ii) secured by our accounts receivable and inventory, and (iii) further collateralized by our owned hotel properties in Bellevue, Spokane, Olympia, Kelso, and Wenatchee, Washington; in Post Falls, Pocatello, and Boise, Idaho; in Kalispell, Montana; in Bend and Coos Bay, Oregon; and in Aurora, Colorado. During the quarter ended September 30, 2012, two hotels, the Sacramento and Helena properties; that were included as collateral for the credit facility were sold and we made additional payments as required under the agreement of $9.2 million. Refer to Notes 6 and 7 for further discussion.

The credit facility requires us to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage and to debt service coverage ratios. It also includes customary events of default. We were in compliance with these covenants at September 30, 2012.

10.	Business Segments

As of September 30, 2012, we had three operating segments: hotels, franchise and entertainment. The “other” segment consists of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense and income taxes; therefore, it has not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues and expenses.

Selected information with respect to continuing operations is provided below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Hotels	$42,285	$41,632	$107,425	$109,390
Franchise	1,555	1,218	3,953	2,870
Entertainment	1,456	1,499	6,356	8,940
Other	94	126	327	320
	$45,390	$44,475	$118,061	$121,520
Operating income (loss):
Hotels	$4,508	$3,574	$1,166	$37,164
Franchise	325	62	433	(63)
Entertainment	(113)	(62)	(185)	464
Other	(2,036)	(1,754)	(6,140)	(5,822)
	$2,684	$1,820	$(4,726)	$31,743

	September 30, 2012	December 31, 2011
Identifiable assets:
Hotels (1)	$231,836	$249,672
Franchise	8,919	8,933
Entertainment	5,000	6,541
Other (1)	40,274	39,750
	$286,029	$304,896
__________

(1)	Includes the identifiable assets of discontinued operations held for sale.

11. Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator - basic and diluted:
Net income (loss) from continuing operations	$436	$2	$(6,372)	$14,811
Less net income or loss attributable to noncontrolling interest	—	(7)	(7)	96
Net income (loss) from discontinued operations	(1,342)	(131)	(4,672)	(950)
Net income (loss) attributable to Red Lion Hotels Corporation	$(906)	$(122)	$(11,037)	$13,765
Denominator:
Weighted average shares - basic	19,366	19,089	19,294	19,029
Weighted average shares - diluted	19,438	19,209	19,294	19,170
Earnings (loss) per share attributable to Red Lion Hotels
Corporation: basic and diluted
Net income (loss) from continuing operations	$0.02	$—	$(0.33)	$0.78
Less net income or loss attributable to noncontrolling interest	$—	$—	$—	$(0.01)
Net income (loss) from discontinued operations	$(0.07)	$(0.01)	$(0.24)	$(0.05)
Net income (loss) attributable to Red Lion Hotels Corporation	$(0.05)	$(0.01)	$(0.57)	$0.72

For the three months ended September 30, 2012, 212,799 of the 229,696 options to purchase common shares and 271,495 of the 327,060 restricted stock units outstanding as of that date were considered antidilutive. For the three months ended September 30, 2011, 304,950 of the 333,551 options to purchase common shares outstanding as of that date were considered antidilutive, as were 253,552 of the 300,027 restricted stock units outstanding. In addition, all of the 44,837 convertible operating partnership units of RLHLP ("OP units") were considered antidilutive for the period.

Due to the loss for the nine months ended September 30, 2012, all of the 229,696 options to purchase common shares and the 327,060 restricted stock units outstanding as of that date were considered antidilutive. For the nine months ended September 30, 2011, 294,702 of the 333,551 options to purchase common shares outstanding as of that date were considered antidilutive, as were 213,294 of the 300,027 restricted stock units outstanding. In addition 29,891 of the 44,837 OP units were considered antidilutive for the period.

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

At September 30, 2012 we were not able to reliably estimate the full year effective tax rate. Accordingly, we have recognized interim income tax benefit using the discrete method based on actual results for the nine months ended September 30, 2012. The difference between the effective tax rate of 36.5% at September 30, 2012, and the statutory rate of 34.0% is primarily driven by the impact of state income taxes, federal tax credits, and non-deductible expenses.

We recognize the financial statement effect of a tax position when, based on the technical merits of the uncertain tax position, it is more likely than not to be sustained on a review by taxing authorities. These estimates are based on judgments made with currently available information. We review these estimates and make changes to recorded amounts of uncertain positions as facts and circumstances warrant. We had no material uncertain tax positions at September 30, 2012 and do not anticipate a significant change in any unrecognized tax benefits over the next three months. Accordingly, we have not provided for any unrecognized tax benefits or related interest and penalties. With limited exception, we are no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for years prior to 2005.

Based on our current assessment of future taxable income, including scheduling of the reversal of our taxable temporary differences, we anticipate that it is more likely than not that we will generate sufficient taxable income to realize our recorded deferred tax assets, and therefore we did not record a valuation allowance against our deferred tax assets as of September 30, 2012.

13.	Stock Based Compensation

The 2006 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by our shareholders and allowed awards of 2.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of September 30, 2012, there were 847,946 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.

In the nine months ended September 30, 2012, we recognized approximately $32,000 in compensation expense related to options, compared to $0.1 million during the same period in 2011.

A summary of stock option activity for the nine months ended September 30, 2012, is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2012	263,872	$8.53
Options granted	—	$—
Options exercised	(6,357)	$7.25
Options forfeited	(27,819)	$9.43
Balance, September 30, 2012	229,696	$8.49
Exercisable, September 30, 2012	228,256	$8.50

Additional information regarding stock options outstanding and exercisable as of September 30, 2012, is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$5.10 - $5.98	56,228	1.38	2013-2014	$5.31	$52,941	56,228	$5.31	$52,941
$7.10 - $7.46	18,381	3.82	2015-2020	7.40	—	16,941	7.43	—
$8.74 - $8.80	114,592	5.59	2018	8.76	—	114,592	8.76	—
$12.21-$13.00	40,495	4.39	2016-2017	12.62	—	40,495	12.62	—
	229,696	4.20	2013-2020	$8.49	$52,941	228,256	$8.50	$52,941
__________

(1)
The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been fully vested and exercised on the last trading day of the first nine months of 2012, or September 30, 2012, based upon our closing stock price on that date of $6.25.

As of September 30, 2012 and 2011, there were 327,060 and 300,027 unvested restricted stock units outstanding, respectively. Since we began issuing restricted stock units, approximately 20.2% of total units granted have been forfeited. In the third quarter and first nine months of 2012, we recognized approximately $0.2 million and $0.6 million, respectively, in compensation expense related to restricted stock units compared to $0.2 million and $0.4 million, respectively, in the comparable periods in 2011. As the restricted stock units vest, we expect to recognize approximately $2.1 million in additional compensation expense over a weighted average period of 36 months, including $0.2 million during the remainder of 2012.

A summary of restricted stock unit activity for the nine months ended September 30, 2012, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2012	288,342	$7.23
Granted	169,036	$8.11
Vested	(98,146)	$7.86
Forfeited	(32,172)	$7.55
Balance, September 30, 2012	327,060	$7.75

In January 2008, we adopted the 2008 employee stock purchase plan (the “2008 ESPP”) upon the expiration of its predecessor plan. Under the 2008 ESPP, a total of 300,000 shares of common stock are authorized for purchase by eligible employees at a discount through payroll deductions. No employee may purchase more than $25,000 worth of shares in any calendar year, or more than 10,000 shares during any six-month purchase period under the plan. As allowed under the 2008 ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. In January 2012 and July 2012, respectively, there were 9,304 and 8,000 shares issued to participants under the terms of the plan.

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

Estimated fair values of financial instruments (in thousands) are shown in the table below. The carrying amounts for cash and cash equivalents, accounts receivable and current liabilities are reasonable estimates of their fair values. We estimate the fair value of our long-term debt, excluding leases, using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. The debentures are valued at the closing price on September 30, 2012, of the underlying trust preferred securities on the New York Stock Exchange, which was a directly observable Level 1 input. The fair values provided below are not necessarily indicative of the amounts we or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents and restricted cash(1)	$17,014	$17,014	$5,339	$5,339
Accounts receivable(1)	$6,341	$6,341	$7,591	$7,591
Financial liabilities:
Current liabilities, excluding debt(1)	$23,578	$23,578	$16,891	$16,891
Total debt	$58,508	$58,668	$70,496	$70,658
Debentures	$30,825	$31,554	$30,825	$30,717
__________

(1)	Includes the cash, accounts receivable, and current liabilities of discontinued operations held for sale.

15.	Commitments and Contingencies

At any given time we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a materially adverse effect on our consolidated financial position or net cash flow.

16.	Subsequent Events

On October 24, 2012, we closed on the sale of the Denver Southeast property for $13.0 million, of which $9.0 million was paid in cash at closing and $4.0 million remains payable pursuant to a secured promissory note due in April 2013. The note bears interest at 6.0% per annum and may be paid in full at any time without penalty. Concurrent with the sale, we entered into a franchise agreement with the buyer. This property partially collateralized our credit facility. Under the terms of that agreement, we made a principal payment in the amount of $8.5 million when the sale closed. See Note 9 for further discussion.

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

As of September 30, 2012, our hotel system contained 47 hotels located in nine states and one Canadian province, with 8,872 rooms and 443,587 square feet of meeting space as provided below:

	Hotels	Total Available Rooms	Meeting Space (sq. ft.)
Red Lion Owned and Leased Hotels:
Continuing Operations	27	5,414	265,074
Discontinued Operations	2	261	10,192
Red Lion Franchised Hotels	18	3,197	168,321
Total	47	8,872	443,587

We operate in three reportable segments:

•
The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels. As of September 30, 2012, we operated 29 hotels, of which 24 are wholly-owned and five are leased. Two of the owned hotels are classified as discontinued operations and not included in reported comparable hotel statistics from continuing operations.

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

Executive Summary

Our company strategy is to grow the Red Lion brand and our profitability through (1) sales and marketing initiatives; (2) expanding the franchise business; and (3) leveraging our owned assets to strengthen the balance sheet and refresh our hotels.

We plan to use the majority of net proceeds from asset sales to reduce debt and improve working capital. This restructuring of our balance sheet should create the financial flexibility necessary to refinance and reposition our remaining hotel properties and to position us for growth opportunities.

Our current hotels are primarily located in nine Western states, with the majority in secondary and tertiary markets. We believe the current operating environment provides us the opportunity to grow our business through sales and marketing initiatives, franchising as hotel owners seek an affiliation with a regionally recognized hotel brand and leveraging our owned assets to strengthen our balance sheet and refresh our hotels to meet customers' current expectations. We will continue to build on the strength and recognition of the Red Lion brand, including a focus on the local experience, in the markets that we have built as a platform for achievement of long-term profitability and growth in shareholder value.

While our goal is to deliver improved long-term profitability through the above-described initiatives, there can be no assurance our results of operations will improve.

Comparable hotels are defined as properties whose operations are included in the consolidated results for the entirety of the reporting periods being compared. The Red Lion Hotel on Fifth Avenue in Seattle, WA (the "Seattle property") and the Red Lion Colonial Hotel Helena in Helena, MT ("the Helena property") are excluded from the owned and leased hotel statistics and are included in the franchised hotel statistics for all periods presented as we sold the Seattle property in June 2011 and the Helena property in July 2012 and entered into franchise agreements with both properties.

For our comparable owned and leased hotels, RevPAR increased 4.6% in the third quarter of 2012 from the third quarter of 2011. Occupancy increased 270 basis points in the third quarter of 2012 from the third quarter of 2011. ADR increased 0.9% in the third quarter of 2012 versus the third quarter of 2011, to $88.49 from $87.72. Average occupancy, ADR and RevPAR statistics are provided below on a comparable basis.

	For the three months ended September 30,
	2012			2011
	Average Occupancy(3)	ADR (4)	RevPAR (5)	Average Occupancy(3)	ADR (4)	RevPAR (5)
Owned and Leased Hotels(1)	74.6%	$88.49	$65.99	71.9%	$87.72	$63.09
Franchised Hotels	76.7%	$94.76	$72.64	77.8%	$90.58	$70.48
Total System Wide(2)	75.2%	$90.28	$67.86	73.6%	$88.57	$65.16
Change from prior comparative period:
Owned and Leased Hotels	2.7	0.9%	4.6%
Franchised Hotels	(1.1)	4.6%	3.1%
Total System Wide	1.6	1.9%	4.1%

	For the nine months ended September 30,
	2012			2011
	Average Occupancy(3)	ADR (4)	RevPAR (5)	Average Occupancy(3)	ADR (4)	RevPAR (5)
Owned and Leased Hotels(1)	63.8%	$83.80	$53.44	60.6%	$83.23	$50.45
Franchised Hotels	68.4%	$89.57	$61.27	68.7%	$87.12	$59.81
Total System Wide(2)	65.1%	$85.50	$55.64	62.9%	$84.42	$53.07
Change from prior comparative period:
Owned and Leased Hotels	3.2	0.7%	5.9%
Franchised Hotels	(0.3)	2.8%	2.4%
Total System Wide	2.2	1.3%	4.8%

(1)	Excludes two owned hotels identified as discontinued operations.

(2)	Includes all hotels owned, leased and franchised, presented on a comparable basis, other than two owned hotels identified as discontinued operations.

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

Results of Operations

Our reported numbers for the periods presented in this report reflect results of the Seattle property for part of 2011 but not the full year, as the sale of that property closed on June 14, 2011. In addition, our reported numbers for the periods presented reflect the results of the Helena property through July 30, 2012, when the sale of that property closed. In order to help investors distinguish changes from results of continuing operations versus changes due to the sales of the Seattle or Helena properties, we will discuss operating results from continuing operations as reported and also discuss certain operating results and data for periods included in the report on a comparable hotel basis. Comparable hotels are properties that are owned or leased by us for the entirety of the reporting periods being compared. Therefore, the Seattle and Helena properties are excluded from the comparable owned and leased hotel statistics and operating results.

During the third quarter of 2012 and 2011, we reported net income from continuing operations of $0.4 million or $0.02 per diluted share, and net income of $2,000 or $0.00 per diluted share, respectively. The third quarter of 2012 included a pre-tax impairment charge of $1.9 million related to our Red Lion Hotel Pendleton, Oregon property ("Pendleton property"). That hotel, which was held for sale at the end of the third quarter of 2012, was adjusted to its estimated fair value less costs to sell based upon the listing price. For the third quarter of 2012, earnings before interest, taxes, depreciation and amortization (“EBITDA”) from continuing operations was $6.5 million, which includes the $1.9 million pre-tax impairment charge, compared to EBITDA of $6.0 million for the third quarter of 2011, which includes a $2.2 million pre-tax impairment charge on the Helena property based upon the listing price.

For the first nine months of 2012 and 2011, we reported a net loss from continuing operations of $6.4 million or $0.33 per basic share, and net income from continuing operations of $14.8 million or $0.78 per diluted share, respectively. The nine months ended September 30, 2011 included a $33.5 million gain from the sale of the Seattle property in June 2011. Included in the continuing operations for the nine months ended September 30, 2012 is an aggregate of $8.1 million in pre-tax impairment charges on the Helena and Pendleton properties and the Red Lion Hotel Denver Southeast in Aurora, CO ("Denver Southeast property"). For the first nine months of 2012, EBITDA from continuing operations was $6.8 million, which includes the $8.1 million pre-tax impairment charges, compared to EBITDA of $45.6 million for the first nine months of 2011, which includes the $33.5 million gain from the sale of the Seattle property and a $2.2 million pre-tax impairment charge on the Helena property. EBITDA from continuing operations can be found in a separate table below.

A summary of our consolidated statements of operations is provided below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Total revenue	$45,390	$44,475	$118,061	$121,520
Total operating expenses	42,706	42,655	122,787	89,777
Operating income (loss)	2,684	1,820	(4,726)	31,743
Other income (expense):
Interest expense	(1,751)	(1,994)	(5,388)	(6,553)
Other income, net	46	28	74	411
Income (loss) before taxes before income taxes	979	(146)	(10,040)	25,601
Income tax expense (benefit)	543	(148)	(3,668)	10,790
Net income (loss) from continuing operations	436	2	(6,372)	14,811
Net income (loss) from discontinued operations, net of tax	(1,342)	(131)	(4,672)	(950)
Net income (loss)	$(906)	$(129)	$(11,044)	$13,861
Net income (loss) attributable to Red Lion Hotels Corporation	$(906)	$(122)	$(11,037)	$13,765

Non-GAAP data:
EBITDA	$4,478	$6,082	$136	$45,078
EBITDA from continuing operations	$6,509	$5,957	$6,838	$45,575

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

The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income (loss) attributable to Red Lion Hotels Corporation for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
EBITDA from continuing operations	$6,509	$5,957	$6,838	$45,575
Income tax (expense) benefit - continuing operations	(543)	148	3,668	(10,790)
Interest expense - continuing operations	(1,751)	(1,994)	(5,388)	(6,553)
Depreciation and amortization - continuing operations	(3,779)	(4,102)	(11,483)	(13,517)
Net income (loss) attributable to Red Lion Hotels Corporation
from continuing operations	$436	$9	$(6,365)	$14,715
Income (loss) of discontinued operations, net of tax	(1,342)	(131)	(4,672)	(950)
Net income (loss) attributable to Red Lion Hotels Corporation	$(906)	$(122)	$(11,037)	$13,765

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
EBITDA	$4,478	$6,082	$136	$45,078
Income tax (expense) benefit	219	222	6,317	(10,251)
Interest expense	(1,751)	(1,996)	(5,388)	(6,570)
Depreciation and amortization	(3,852)	(4,430)	(12,102)	(14,492)
Net income (loss) attributable to Red Lion Hotels Corporation	$(906)	$(122)	$(11,037)	$13,765

Revenue

A breakdown of our revenues from continuing operations for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

Revenue From Continuing Operations

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Hotels:
Rooms	$33,120	$32,225	$80,933	$81,281
Food and beverage	8,022	8,362	24,047	24,968
Other department	1,143	1,045	2,445	3,141
Total hotels segment revenue	42,285	41,632	107,425	109,390
Franchise	1,555	1,218	3,953	2,870
Entertainment	1,456	1,499	6,356	8,940
Other	94	126	327	320
Total Operating Revenue	$45,390	$44,475	$118,061	$121,520

A breakdown of our comparable hotel revenues for the three and nine months ended September 30, 2012 and 2011 is as follows:

Comparable Hotel Revenue From Continuing Operations

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Room revenue from continuing operations	33,120	32,225	80,933	81,281
less: room revenue from Seattle and Helena properties	(248)	(799)	(1,656)	(6,721)
Comparable room revenue	$32,872	$31,426	$79,277	$74,560

Food and beverage revenue from continuing operations	8,022	8,362	24,047	24,968
less: food and beverage revenue from Seattle and Helena properties	(72)	(307)	(620)	(2,046)
Comparable food and beverage revenue	$7,950	$8,055	$23,427	$22,922

Other hotels revenue from continuing operations	1,143	1,045	2,445	3,141
less: other hotels revenue from Seattle and Helena properties	(5)	(19)	(37)	(669)
Comparable other hotels revenue	$1,138	$1,026	$2,408	$2,472

Total hotel revenue from continuing operations	42,285	41,632	107,425	109,390
less: Total hotel revenue from Seattle and Helena Properties	$(325)	$(1,125)	$(2,313)	$(9,436)
Comparable total hotels revenue	$41,960	$40,507	$105,112	$99,954

Comparable hotel revenue from continuing operations represents reported hotel segment revenue less the impact of the Seattle and Helena properties' revenue. We utilize comparable hotel revenue from continuing operations as a financial measure because management believes that investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe it is a complement to reported revenue and other financial performance measures. Comparable hotel revenue from continuing operations is not intended to represent reported hotel revenue defined by GAAP, and such information should not be considered as an alternative to reported hotel revenue or any other measure of performance prescribed by GAAP.

Three months ended September 30, 2012 and 2011

During the third quarter of 2012, revenue from the hotel segment increased $0.7 million or 1.6% from the third quarter of 2011. On a comparable basis, excluding the results of the Seattle and Helena properties, revenue from the hotel segment increased $1.5 million or 3.6% in the third quarter of 2012 compared to the third quarter of 2011. This comparable increase was primarily driven by a 270 basis point increase in occupancy which was predominantly driven by higher transient volume.

Revenue from our franchise segment increased $0.3 million to $1.6 million in the third quarter of 2012 compared to the third quarter of 2011. The addition of new franchised properties drove this increase. Revenue in the entertainment segment remained steady at $1.5 million in the third quarter of 2012 compared to $1.5 million in the third quarter of 2011.

Nine months ended September 30, 2012 and 2011

During the first nine months of 2012, revenue from the hotel segment decreased $2.0 million or 1.8% from the first nine months of 2011, due primarily to the sale of the Seattle property. On a comparable basis, excluding the results of the Seattle and Helena properties, revenue from the hotel segment increased $5.2 million or 5.2% in the first nine months of 2012 compared to the first nine months of 2011. This comparable increase was primarily driven by a 320 basis point increase in occupancy which was predominantly driven by higher transient volume.

Revenue from our franchise segment increased $1.1 million to $4.0 million in the first nine months of 2012 compared to the first nine months of 2011. The addition of new franchised properties drove the increase. Revenue in the entertainment segment decreased to $6.4 million in the first nine months of 2012 compared to $8.9 million in the first nine months of 2011. The first nine months of 2011 included a successful two week production of the Broadway show, Wicked. We did not have a similar production in the first nine months of 2012. In addition, a year over year decline in ticket demand for entertainment events in the markets we serve added to the decrease in revenues.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, depreciation and amortization, hotel facility and land lease expense, gain or loss on asset dispositions and undistributed corporate expenses. In the third quarter of 2012, operating expenses included a $1.9 million pre-tax asset impairment charge related to our Pendleton property. This hotel, was listed for sale during the third quarter and was adjusted to its estimated fair value less costs to sell based upon the listing price. In the third quarter of 2011, operating expenses included a $2.2 million pre-tax impairment charge on our Helena property. Total operating expenses during the third quarter of 2012 compared to the third quarter of 2011 increased less than $0.1 million. During the first nine months of 2012, total operating expenses increased $33.0 million compared to the first nine months of 2011. Operating expenses during the first nine months of 2011 included a $33.5 million pre-tax gain on the sale of our Seattle property, which is the primary driver of the large variance.

A breakdown of our operating expenses and direct margin by segment as reported for the three and nine months ended September 30, 2012 and 2011 can be seen below (in thousands):

Operating Expenses From Continuing Operations

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Hotels	$31,369	$30,468	$84,616	$86,591
Franchise	1,219	1,144	3,487	2,897
Entertainment	1,475	1,484	6,245	8,236
Other	201	191	601	522
Depreciation and amortization	3,779	4,102	11,483	13,517
Hotel facility and land lease	1,209	1,768	3,632	5,201
Asset impairment	1,868	2,156	8,061	2,156
Loss (gain) on asset dispositions, net	(16)	(115)	(223)	(33,698)
Undistributed corporate expenses	1,602	1,457	4,885	4,355
Total operating expenses	$42,706	$42,655	$122,787	$89,777
Hotels revenue - continuing(1)	$42,285	$41,632	$107,425	$109,390
Direct margin (2)	$10,916	$11,164	$22,809	$22,799
Direct margin %	25.8%	26.8%	21.2%	20.8%
Franchise revenue (1)	$1,555	$1,218	$3,953	$2,870
Direct margin (2)	$336	$74	$466	$(27)
Direct margin %	21.6%	6.1%	11.8%	(0.9)%
Entertainment revenue	$1,456	$1,499	$6,356	$8,940
Direct margin (2)	$(19)	$15	$111	$704
Direct margin %	(1.3)%	1.0%	1.7%	7.9%
Other revenue - continuing (1)	$94	$126	$327	$320
Direct margin (2)	$(107)	$(65)	$(274)	$(202)
Direct margin %	(113.8)%	(51.6)%	(83.8)%	(63.1)%
__________

(1)	Excludes operations classified as discontinued.

(2)	Revenues less direct operating expenses.

A breakdown of our comparable hotel operating expenses and direct margin for the three and nine months ended September 30, 2012 and 2011 can be seen below (in thousands):

Comparable Hotel Operating Expenses From Continuing Operations

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Hotel operating expenses from continuing operations	31,369	30,468	84,616	86,591
less: Hotel operating expenses from Seattle and Helena properties	(356)	(848)	(1,882)	(7,121)
Comparable hotel operating expenses	$31,013	$29,620	$82,734	$79,470
Hotel revenue from continuing operations	42,285	41,632	107,425	109,390
less: Hotel revenue from Seattle and Helena properties	(325)	(1,125)	(2,313)	(9,436)
Comparable hotel revenue	$41,960	$40,507	$105,112	$99,954
Hotel direct operating margin from continuing operations	10,916	11,164	22,809	22,799
less: Hotel direct operation margin from Seattle and Helena properties	31	(277)	(431)	(2,315)
Comparable hotel direct margin	$10,947	$10,887	$22,378	$20,484
Comparable hotel direct margin %	26.1%	26.9%	21.3%	20.5%

Comparable hotel operating expenses from continuing operations represents reported hotel segment operating expenses less the impact of the Seattle and Helena properties' expenses. We utilize comparable hotel operating expenses from continuing operations as a financial measure because management believes that investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe it is a complement to reported operating expenses and other financial performance measures. Comparable hotel operating expenses from continuing operations is not intended to represent reported hotel operations expenses as defined by GAAP, and such information should not be considered as an alternative to reported hotel operating expenses or any other measure of performance prescribed by GAAP.

Three months ended September 30, 2012 and 2011

Direct hotel expenses as reported were $31.4 million in the third quarter of 2012 compared to $30.5 million in the third quarter of 2011. An increase in room related expenses for payroll and reservation costs associated with an increase in occupancy was the primary driver. On a comparable basis, direct hotel expenses were $31.0 million in the third quarter of 2012 compared to $29.6 million in the third quarter of 2011, representing a 4.7% increase. Room related expenses were the primary driver of the increase. On a comparable basis, the hotel segment had a direct margin of 26.1% in the third quarter of 2012 compared to 26.9% during the third quarter of 2011. The decline in margin was primarily driven by higher reservations costs associated with the higher transient volume and higher food and beverage costs.

Direct expenses for the franchise segment in the third quarter of 2012 increased by $0.1 million compared to the third quarter of 2011, primarily driven by increased marketing costs. Direct expenses for the entertainment segment in the third quarter of 2012 were flat compared to the third quarter of 2011.

Depreciation and amortization expenses decreased $0.3 million in the third quarter of 2012 compared to the third quarter of 2011. We have stopped depreciating our assets held for sale which is the primary driver of the variance. See Note 6 of Condensed Notes to Consolidated Financial Statements.

Hotel facility and land lease costs declined $0.6 million to $1.2 million in the third quarter of 2012 compared to the third quarter of 2011 primarily resulting from our purchase from iStar Financial in late 2011of our formerly leased properties.

During the third quarter of 2012, we recorded a pre-tax asset impairment charge of $1.9 million in continuing operations related to our Pendleton property, which was classified as an asset held for sale at the end of the quarter. The carrying value of this hotel was adjusted to its estimated fair value less costs to sell based upon the listing price.

Undistributed corporate expenses increased by $0.1 million in the third quarter of 2012 compared to the third quarter of

2011. The increase primarily relates to higher directors and officers insurance premiums and higher investor relations costs. Undistributed corporate expenses include general and administrative charges such as corporate payroll, stock compensation expense, director’s fees, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment, such as accounting, human resources and information technology, are distributed and included in direct expenses of the segments to which they are allocated.

Nine months ended September 30, 2012 and 2011

Direct hotel expenses as reported were $84.6 million in the first nine months of 2012 compared to $86.6 million in the first nine months of 2011. The sale of the Seattle property is the primary driver of the overall decline in reported hotel expenses. On a comparable basis, direct hotel expenses were $82.7 million in the first nine months of 2012 compared to $79.5 million in the first nine months of 2011, representing a 4.1% increase. An increase in room related expenses for payroll and reservation costs associated with a 320 basis increase in occupancy was the primary driver. Increased marketing expenses also contributed to the increase. On a comparable basis, the hotel segment had a direct margin of 21.3% in the first nine months of 2012 compared to 20.5% for the first nine months of 2011. This margin improvement was primarily driven by lower marketing costs along with lower food costs partially offset by an increase in expenses associated with higher occupancy.

Direct expenses for the franchise segment in the first nine months of 2012 increased by $0.6 million to $3.5 million compared to the first nine months of 2011, primarily driven by increased marketing costs. Direct expenses for the entertainment segment in the first nine months of 2012 decreased by $2.0 million compared to the first nine months of 2011 primarily from the timing and mix of shows and events.

Depreciation and amortization expenses decreased $2.0 million in the first nine months of 2012 compared to the first nine months of 2011. We have stopped depreciating our assets held for sale which is the primary driver of the variance. See Note 6 of Condensed Notes to Consolidated Financial Statements.

Hotel facility and land lease costs declined $1.6 million to $3.6 million in the first nine months of 2012 compared to the first nine months of 2011 primarily resulting from our purchase from iStar Financial in late 2011of several of our formerly leased properties. Partially offsetting this decline in expense were increases in lease costs associated with contractual adjustments of existing leases.

During the first nine months of 2012, we recorded pre-tax asset impairment charges of $8.1 million in continuing operations related to our Helena, Denver Southeast and Pendleton properties, which were classified as held for sale. The carrying values of these hotels were adjusted to their estimated fair value less costs to sell based upon recent indicators received during the marketing process or their listing price.

Undistributed corporate expenses increased by $0.5 million in the first nine months of 2012 compared to the first nine months of 2011. The increase primarily relates to higher investor relations expense, higher stock compensation expense and higher directors and officers insurance premiums. Undistributed corporate expenses include general and administrative charges such as corporate payroll, stock compensation expense, director’s fees, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment, such as accounting, human resources and information technology, are distributed and included in direct expenses of the segments to which they are allocated.

Income Taxes

During the third quarter of 2012, we reported an income tax expense from continuing operations of $0.5 million compared to an income tax benefit from continuing operations of $0.1 million during the third quarter of 2011. The difference is due to the increase in taxable income from continuing operations during the quarter.

During the first nine months of 2012, we reported an income tax benefit from continuing operations of $3.7 million compared to an income tax expense from continuing operations of $10.8 million during the first nine months of 2011. The significant difference is attributable to the $33.5 million pre-tax gain on the sale of our Seattle property recorded in the second quarter of 2011.

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

Based on our current assessment of future taxable income, including scheduling of the reversal of our taxable temporary differences, we anticipate that it is more likely than not that we will generate sufficient taxable income to realize our recorded deferred tax assets, and therefore we did not record a valuation allowance against our deferred tax assets as of September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2012, we had total long term debt due within one year of $58.5 million. This includes a term loan with a balance of $19.3 million, which matures on March 31, 2013 and other debt with a balance of $39.2 million maturing in July 2013 which was reclassified as current in the third quarter.

Our current liabilities at September 30, 2012 exceeded our current assets, excluding assets held for sale, by $46.6 million. We are actively pursuing financing alternatives to address maturing liabilities and to supplement working capital. We can access up to $10 million on our current revolving line of credit, subject to certain financial covenants, to fund operating needs. As of September 30, 2012, the full $10 million on the revolving line of credit was available as we had no amount drawn as of that date. We continue to be in compliance with our debt covenants, to generate positive cash flow from operations and to have adequate liquidity to fund our ongoing operating activities; however there can be no assurance that we will be able to repay or refinance our debts when they mature or invest in our hotels to remain competitive at our current rates.

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

Our obligations under the facility are (i) guaranteed by our subsidiaries Red Lion Hotels Limited Partnership, Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Holdings, Inc., (ii) secured by our accounts receivable and inventory, and (iii) further collateralized by our owned hotel properties in Bellevue, Spokane, Olympia, Kelso, and Wenatchee, Washington; in Post Falls, Pocatello, and Boise, Idaho; in Kalispell, Montana; in Bend and Coos Bay, Oregon; and in Aurora, Colorado. During the quarter ended September 30, 2012, two hotel properties located in Sacramento, California and Helena, Montana, that were included as collateral for the credit facility were sold and we made additional payments as required under the agreement of $9.2 million in aggregate.

The credit facility requires us to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage and to debt service coverage ratios. It also includes customary events of default. We were in compliance with these covenants at September 30, 2012.

We are committed to keeping our properties well-maintained and attractive to our customers in order to enhance our competitiveness within the industry and keep our hotels in the midscale category. This requires ongoing access to capital for replacement of outdated furnishings as well as for facility repair, modernization and renovation. Over the last three to four years, our levels of capital expenditures for these purposes have been lower than normal due to the general economic conditions impacting our industry. As a result, we will be required over the next year to invest significant amounts of capital in our hotels in order to support the room rates that we have historically charged.

We have announced a listing for sale or the intent to sell some of our real estate assets. See Note 6 and Note 7 of Condensed Notes to Consolidated Financial Statements for further detail. We may seek to raise additional funds through public or private financings, strategic relationships, sales of assets or other arrangements. We cannot assure that such funds, if needed, will be available on terms attractive to us, or at all. In addition, we may consider additional asset sales in the future to meet obligations or hotel investment needs. These sales may result in future impairments or losses on the final sale. Furthermore, current assets held for sale may have future impairments related to the marketing process or final sale. Finally, any additional equity financings may be dilutive to shareholders and debt financing, if available, may involve covenants that place substantial restrictions on our business. Refer to Note 9 of Condensed Notes to Consolidated Financial Statements for further discussion. Our failure to secure funding as and when needed could have a material adverse impact on our financial condition and our ability to pursue business strategies.

At September 30, 2012 outstanding debt was $89.3 million. That debt balance includes $19.3 million outstanding on the term loan mentioned above. We also had $30.8 million of debentures due to Red Lion Hotels Capital Trust and a total of $39.2 million in nine fixed-rate notes collateralized by individual properties ("CMBS debt"). Our average pre-tax interest rate on debt was 7.4% at September 30, 2012, of which 78.4% was fixed at an average rate of 7.9% and 21.6% was at an average variable rate of 5.3%. As mentioned above, our term loan matures in March 2013 and the CMBS debt matures in July 2013.

The CMBS debt consists of two pools of cross securitized debt: (i) one consisting of five properties with total borrowings of $18.5 million; and (ii) a second consisting of four properties with total borrowings of $20.7 million. Each pool of securitized debt includes defeasance provisions for early repayment.

A comparative summary of balance sheet data at September 30, 2012 and December 31, 2011 is provided below:

	September 30, 2012	December 31, 2011
Consolidated balance sheet data (in thousands):
Cash and cash equivalents	$14,146	$1,981
Working capital (1)	$(46,620)	$(469)
Assets held for sale	$31,400	$30,380
Property and equipment, net	$196,288	$232,589
Total assets	$286,029	$304,896
Total debt	$58,508	$70,496
Debentures due Red Lion Hotels Capital Trust	$30,825	$30,825
Total liabilities	$130,069	$139,031
Total stockholders’ equity	$155,960	$165,865
__________

(1)	Represents current assets, excluding assets held for sale, less current liabilities.

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

Operating Activities

Net cash provided by operating activities during the first nine months of 2012 totaled $18.6 million, a $16.1 million increase from net cash used in operating activities of $2.5 million during the first nine months of 2011. The primary drivers of the 2012 increase are favorable payment timing of accounts payable and the timing of accrued payroll based upon the pay dates in the current year. In addition to the timing of our liabilities we have seen an increase in accounts receivable collection and the use of restricted cash for payments of capital purchases for our CMBS debt properties.

Investing Activities

Net cash provided by investing activities totaled $5.9 million during the first nine months of 2012 compared to net cash provided by investing activities of $60.3 million during the first nine months of 2011. The primary driver of the 2012 decrease was the $68.3 million that we received from the sale of our Seattle property in the prior year compared to the net cash received in the third quarter of 2012 of $12.1 million for the sales of our Helena property and the Red Lion Hotel Sacramento at Arden Village ("Sacramento property"). We have committed to invest approximately $10.0 million in capital improvements in 2012, but due to scheduling, some of these expenditures will not occur until the first quarter of 2013.

Financing Activities

Net cash used in financing activities was $12.3 million during the first nine months of 2012, compared to $20.8 million cash used in financing activities in the first nine months of 2011. Financing activities during the first nine months of 2012 included the net repayment of $0.8 million of our revolving credit facility borrowings, $1.0 million of our CMBS debt and $10.2 million of our term loan, $9.2 million of which was from proceeds received from the sale of our Sacramento and Helena properties. The first nine months of 2011 included the retirement of a revolving credit facility in the amount of $28.0 million. This is the primary driver of the year over year difference.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and estimated interest on debt, as of September 30, 2012 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt (1)	$61,412	$1,970	$59,442	$—	$—
Operating and capital leases	23,363	1,749	8,157	6,000	7,457
Service agreements	380	—	380	—	—
Debentures due Red Lion
Hotels Capital Trust (1)	123,555	1,464	5,856	5,856	110,379
Total contractual obligations (2)	$208,710	$5,183	$73,835	$11,856	$117,836
__________

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)
With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.

The Red Lion Hotel Vancouver at the Quay in Washington continues to be leased under an agreement with iStar Financial as the future of the property rests with the progress of the Columbia River Crossing bridge project, which will require the right of way acquisition of the hotel. Annual lease payments equal $0.6 million and are reflected in the table above.

In October 2007, we completed an acquisition of a 100-year (including extension periods) leasehold interest in a hotel in Anaheim, California for $8.3 million, including costs of acquisition. As required under the terms of the leasehold agreement, we paid $1.8 million per year in lease payments through April 2011. At our option, we were entitled to extend the original 5-year lease for 19 additional terms of five years each, with increases in lease payments tied directly to the Consumer Price Index. We exercised the option to extend for the first additional 5-year term beginning in May 2011, leaving us with 18 remaining options to extend the lease for additional terms of five years each. We are obligated to pay $2.2 million per year in rent until the end of the extension period in April 2016, which is reflected in the table above.

In addition to the above mentioned obligations, we have leasehold interests at our properties in Eugene, Oregon, the Seattle Airport and the Red Lion River Inn as well as our corporate headquarters location, both located in Spokane, Washington. These leases require us to pay fixed monthly rent and have expiration dates of 2012 and beyond. We also assumed an office lease used by guests contracted to stay at our Denver Southeast property. As part of this contract business, we are reimbursed the entire lease expense amount. The expense of all of these leases has been included in the table above.

Franchise Update

At September 30, 2012, our system of hotels included 18 hotels under franchise agreements, representing a total of 3,197 rooms and 168,321 square feet of meeting space. During the second quarter of 2012, the franchise agreement with the owners of the Red Lion Hotel Idaho Falls was terminated. In July 2012, we signed a franchise agreement with the owners of a hotel in Cathedral City, California near Palm Springs. We expect the hotel to convert to the Red Lion Inn & Suites by the end of 2012. In August 2012, we entered into a franchise agreement with the buyer of the Helena property. In September 2012, we signed a franchise agreement with the owners of a hotel at the Denver International Airport. The hotel is expected to convert to the Red Lion Inn & Suites Denver Airport during the first quarter of 2013. When we closed on the sale of the Sacramento property in August 2012, we terminated the franchise agreement. Separately in September 2012, we entered into a franchise agreement with the buyer of the Sacramento property to franchise another hotel located in Sacramento. The Red Lion Hotel Woodlake Conference Center Sacramento converted in October 2012. Subsequent to the end of the quarter and prior to the filing of this quarterly report, we closed on the sale of the Denver Southeast property, refer to Note 6 and Note 16 of Condensed Notes to Consolidated Financial Statements. Concurrent with the sale, the purchaser signed a franchise agreement for the East Tower, which is comprised of 190 rooms.

Asset Sale Update

During the third quarter of 2012, we signed separate letters of intent to sell our commercial mall in Kalispell, Montana, and the Red Lion Hotel Medford in Medford, Oregon. In October of 2012, we signed a letter of intent to sell our Red Lion Inn Missoula, in Missoula, Montana. All three sales are contingent upon completion of mutually acceptable definitive agreements and on each prospective buyer's satisfactory completion of due diligence.

Off-balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

New and Future Accounting Pronouncements

Adopted Accounting Standards

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"). ASU 2012-02 permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test, resulting in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08 "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment". ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02 did not materially impact our consolidated financial statements.

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment" ("ASU 2011-08"). ASU 2011-08 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis to determine whether an additional impairment test is necessary. ASU 2011-08 is for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption allowed. The adoption of ASU 2011-08 did not materially impact our consolidated financial statements.

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

Management has assessed the potential impact of other recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to our Company, or are not anticipated to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2012, $70.0 million of our outstanding debt was subject to currently fixed interest rates and was not exposed to market risk from rate changes. At September 30, 2012, we also had $19.3 million outstanding on a term loan at an interest rate of 5.3%, based on a variable rate.

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

The below table summarizes our debt obligations at September 30, 2012 on our consolidated balance sheet (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Total debt	$830	$57,678	$—	$—	$—	$—	$58,508	$58,668
Average interest rate							6.2%
Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$31,554
Average interest rate							9.5%

Item 4.	Controls and Procedures

As of September 30, 2012, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the first nine months of 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Red Lion Hotels Corporation
Registrant

Signature		Title	Date

By:	/s/ Jon E. Eliassen	President and Chief Executive Officer (Principal Executive Officer)	November 8, 2012
Jon E. Eliassen

By:	/s/ Julie Shiflett	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	November 8, 2012
Julie Shiflett

By:	/s/ Sandra J. Heffernan	Senior Vice President, Corporate Controller (Principal Accounting Officer)	November 8, 2012
Sandra J. Heffernan