Form 10-K
period 2012-12-31
Red Lion Hotels CORP
filed 2013-03-14
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 __________________________________________
FORM 10-K
 ______________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐     No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock as of June 30, 2012 was $166.6 million, of which 63.5% or $105.8 million was held by non-affiliates as of that date. As of March 5, 2013, there were 19,473,520 shares of the Registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Registrant's 2012 fiscal year, are incorporated by reference herein in Part III.

PART I
This annual report on Form 10-K includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "seek," "should," "will" and similar expressions or their negatives are used in this annual report, these are forward-looking statements. Many possible events or factors, including those discussed in "Risk Factors" under Item 1A of this annual report, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report.
In this report, "we," "us," "our," "our company," "the Company" and "RLH" refer to Red Lion Hotels Corporation and, as the context requires, all of its wholly owned subsidiaries, including Red Lion Hotels Holdings, Inc., Red Lion Hotels Franchising, Inc. and Red Lion Hotels Limited Partnership. "Red Lion" refers to the Red Lion brand. The terms "the network", "system-wide hotels" or "network of hotels" refer to our entire group of owned, leased and franchised hotels.

Item1.	Business

Introduction

We are a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of hotels under our proprietary brands, including Red Lion Hotels, Red Lion Inns & Suites and Leo Hotel Collection (the “Red Lion Brands”). Established over 30 years ago, the Red Lion brand is regionally recognized and is particularly well known in the western United States, where our hotels are located. The Red Lion brand is typically associated with midscale full and select service hotels.

Our company was incorporated in the state of Washington in April 1978, and until 1999 operated hotels under various brand names including Cavanaughs Hotels. In 1999, we acquired WestCoast Hotels, Inc., and rebranded our Cavanaughs hotels to the WestCoast brand, changing our name to WestCoast Hospitality Corporation. In 2001, we acquired Red Lion Hotels, Inc. In September 2005, after rebranding most of our WestCoast hotels to the Red Lion name, we changed our company name to Red Lion Hotels Corporation. All of our hotels currently operate under the Red Lion Brands.

Red Lion Hotels and Red Lion Inns & Suites work to create an environment which allows customers to feel welcome and at home while they travel. Our properties are in both urban and smaller markets, and each property strives to highlight and reflect the unique character of its local market. Our focus on locally inspired, friendly and personalized genuine customer service, value and cleanliness underscores our brand promise in the warm and authentic manner for which Red Lion has always been known. Our emphasis on hyper-local knowledge and the regional highlights of each market area allows our staff to connect and interact with guests on a more individual and personal level. This in turn helps us to deliver a consistent and differentiated guest experience to encourage customer loyalty and continually build brand equity for the franchise.

The creation of the Leo Hotel Collection brand gives Red Lion the opportunity to incorporate into the fold unique, historic and boutique properties often in destination locations which come with significant brand equity of their own. This allows these select properties to take advantage of our distribution infrastructure, and enables us to capture additional brand equity through cross promotion.

As of December 31, 2012, our system of hotels was comprised of 48 hotels located in nine states and one Canadian province, with 9,015 rooms and 484,693 square feet of meeting space as provided below:

		Total	Meeting
		Available	Space
	Hotels	Rooms	(sq. ft.)
Red Lion Owned and Leased Hotels:
Continuing Operations	27	5,012	240,714
Discontinued Operations	1	185	9,552
Red Lion Franchised Hotels	20	3,818	234,427
Total	48	9,015	484,693

Operations

We operate in three reportable segments:
The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels. As of December 31, 2012, we operated 28 hotels, one of which is classified as discontinued operations and not included in any reported hotel statistics from continuing operations. Of our 28 hotels, 23 are wholly-owned and five are leased. During 2012 our hotel segment accounted for approximately 90.2% of total revenues.
The franchise segment is engaged primarily in licensing the Red Lion Brands to franchisees. This segment generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners in exchange for the use of our brands and access to our central services programs. These programs include our reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards. As of December 31, 2012, we had 20 franchised hotels operating under the Red Lion Brands. During 2012 our franchise segment accounted for approximately 3.4% of total revenues.
The entertainment segment derives revenues from promotion and presentation of entertainment productions under the operations of WestCoast Entertainment, and from ticketing services under the operations of TicketsWest. The ticketing service business offers ticketing inventory management systems, call center services, and outlet/electronic channel distribution for event locations. During 2012 our entertainment segment accounted for approximately 6.1% of total revenues.
Our remaining activities, none of which constitutes a reportable segment, have been aggregated into "other."
A summary of our reporting segment revenues is provided below (in thousands, except for percentages). For further information regarding our business segments, see Note 4 of Notes to Consolidated Financial Statements.

	Year ended December 31,
	2012		2011		2010
Hotels:
Rooms	$101,096	67.1%	$101,812	65.6%	$105,449	66.6%
Food and beverage	31,560	20.9%	33,737	21.7%	35,253	22.3%
Other department	3,267	2.2%	3,875	2.5%	4,825	3.0%
Total hotels segment revenue	135,923	90.2%	139,424	89.8%	145,527	91.9%
Franchise	5,177	3.4%	3,955	2.5%	3,209	2.0%
Entertainment	9,165	6.1%	11,379	7.3%	9,236	5.8%
Other	442	0.3%	423	0.4%	440	0.3%
Total Revenue	$150,707	100.0%	$155,181	100.0%	$158,412	100.0%

Revenue per available room ("RevPAR") for owned and leased hotels on a comparable basis from continuing operations increased 5.5% from 2011 to 2012 primarily due to a 240 basis point increase in occupancy and a 1.5% increase in average daily rate ("ADR"). The increase in occupancy was primarily driven by an increase in transient business. Including franchised hotels, system-wide RevPAR on a comparable basis from continuing operations increased 4.8% year-over-year primarily due to a 160 basis point increase in occupancy and a 2.1% increase in ADR. Average occupancy, ADR and RevPAR statistics for comparable hotels from continuing operations are provided below:

	2012			2011
	Average Occupancy	ADR	RevPAR	Average Occupancy	ADR	RevPAR
Owned and Leased Hotels	61.7%	$83.98	$51.79	59.3%	$82.71	$49.07
Franchised Hotels	60.9%	$86.71	$52.77	60.9%	$83.97	$51.10
Total System Wide (1)	61.4%	$84.90	$52.13	59.8%	$83.15	$49.76

Change from prior comparative periods:

	2012 vs. 2011
	Average Occupancy	ADR	RevPAR
Owned and Leased Hotels	2.4	1.5%	5.5%
Franchised Hotels	—	3.3%	3.3%
Total System Wide (1)	1.6	2.1%	4.8%

(1) Includes all hotels owned, leased and franchised, presented on a comparable basis. This excludes one owned hotel identified as discontinued operations. The Red Lion Hotel on Fifth Avenue in Seattle, WA ("Seattle property"), which was sold in June 2011, The Red Lion Colonial Hotel in Helena, MT ("Helena property"), which was sold in July 2012, and the Red Lion Hotel Denver Southeast in Aurora, CO ("Denver Southeast property"), which was sold in October 2012, have been excluded from the owned and leased hotel statistics and included in the franchised statistics as we maintained franchise agreements on those three properties.
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

•
Comparable hotels are hotels that have been owned, leased or franchised by us and were in operation throughout each of the full periods presented and also exclude hotels that are classified as discontinued operations.

Throughout this document and unless otherwise stated, RevPAR, ADR and average occupancy statistics are calculated using statistics for comparable hotels. Some of the terms used in this report, such as "full service," "upscale" and "midscale" are consistent with those used by Smith Travel Research, an independent statistical research service that specializes in the lodging industry. Our hotels are typically classified by Smith Travel Research as midscale with food and beverage.

Company Strategy

Our strategy is to grow the brand and profitability through (1) growth in the franchise business aided by the segmentation of our brands to add clear differentiation between Red Lion Hotels, Red Lion Inns & Suites and Leo Hotel Collection products; (2) sales and marketing initiatives and (3) leveraging our owned assets to strengthen the balance sheet and refresh our hotels.

Sales & Marketing Initiatives

We have invested in sales and marketing talent and technology to improve our ability to manage the various channels which drive occupancy and rate at our hotels including transient, group and preferred corporate business. These investments include the redesign of the RedLion.com website and booking engine. We engaged TravelClick, a leader in developing award-winning hotel websites, to help us create this new main website and to create for each Red Lion hotel its own uniquely focused web identity with information tailored specifically to its region. These locally focused websites will give the customers detailed local information while also improving the reservation process online or through mobile devices.

In the past 18 months, Red Lion Hotels has engaged the services of a leading branding firm, Methodologie of Seattle, Washington.  Based on input from guests, the company has refreshed the look and feel of its logo and its marketing, which will be reflected in printed and online collateral, advertisements and social media.  Equally important, the company has better defined its brand segmentation for Red Lion Hotels and Red Lion Inn & Suites, in addition to creating a new soft brand, the Leo Hotel Collection.  Red Lion Hotels are full service hotels offering restaurants and meeting and convention facilities.  Red Lion Inn &

Suites are limited and select service properties with complimentary hot breakfast and limited meeting space.  The Leo Hotel Collection features unique, boutique, historic and/or destination hotels with distinctive, individual personality. The company announced the Leo Hotel Collection in January 2013 and the first hotel to join in February 2013 was the Las Vegas Hotel & Casino, also known as the LVH.

Our sales and marketing initiatives including the individual hotel websites provide additional sales resources for expanding market reach and driving business in our owned and franchise properties. Seasonal transient business is supplemented by our group market which comprises approximately 24% of total room revenue. The sales and marketing technology improves our company's ability to drive higher rated transient business as compression occurs with available room inventory due to higher group and preferred corporate occupancy. Having restructured our corporate sales team in 2011 to focus individual employees on separate group segments such as sports, military, and school stays, we will continue to focus on driving group and preferred corporate business to offset the vagaries of seasonal transient business.

Franchising

We believe franchising represents a profitable, non-capital intensive growth opportunity. Our strategy is to commit adequate resources to continue to grow the Red Lion brand in the coming years through franchising. By segmenting our brand with clear distinctions between each offering of full service Red Lion Hotel, limited service Red Lion Inns & Suites and unique, boutique or destination experience of the Leo Hotel Collection, we are uniquely positioned to provide an appealing alternative for a variety of owners. Today's economy has forced many hotel owners to look for ways to reduce their operating costs and capital requirements, many of which from an owner's viewpoint are believed to be brand-imposed and unnecessary. In addition, many independent hotel operations may benefit from the central services programs we offer while maintaining their unique image and identity. Our franchising plan includes pursuing 10 to 20 year old hotels whose owners need a strong distribution system or who face what they perceive to be unreasonable renovation requirements. Red Lion features an owner-friendly approach, based on the following: 1) leading distribution technology and sales support 2) a high level of brand support and access to Red Lion decision makers; and 3) flexibility in product offering or related renovations.

As the owner of the Red Lion brand, we offer a strong support system by providing access to a full range of franchise services that we believe are valuable to hotel owners, including (i) central reservations, (ii) a guest loyalty program (iii) revenue management, (iv) national and regional sales, (v) marketing, (vi) systems, operations and customer service training, (vii) corporate purchasing programs and (viii) quality evaluations.

Led by an experienced hotel franchise development executive, we have built an internal support team to help us deliver a positive experience for our new and existing franchise owners.
Strengthen Balance Sheet; Refresh Hotels

We have also embarked on a program of strategic asset sales by means of selective reduction in asset ownership. In 2012, we sold our Helena property, for gross proceeds of $5.6 million, of which $4.7 million was used to reduce the principal balance of our term loan. In addition, we sold our Denver Southeast property, for gross proceeds of $13.0 million and used $8.5 million to reduce the principal balance of our term loan.

In June 2011, we sold the Seattle property for $71 million. We used the majority of the net proceeds from this transaction to acquire the ownership interest in 10 previously leased hotels through a tax-deferred exchange. An additional $28 million in proceeds were used to retire our previous revolving credit facility.

Currently, we are marketing three of our owned assets. One of the two hotel assets, the Red Lion Hotel Pendleton in Pendleton, Oregon ("Pendleton property") is being marketed with the goal of retaining a franchise relationship with the new owners. Management does not expect to maintain significant continuing involvement in the remaining assets offered for sale, the Red Lion Hotel Medford in Medford, Oregon ("Medford property") and the Kalispell Center Mall in Kalispell, Montana ("Kalispell Mall property").

The Red Lion Inn Missoula in Missoula, Montana (“Missoula property”) was listed as an asset held for sale at December 31, 2012. The sale of that property occurred subsequent to December 31, 2012 and before the filing of this annual report. Gross proceeds from the sale were $1.95 million, and the property was sold with a franchise agreement.

Proceeds from asset sales will be used primarily to reduce debt and make improvements to our owned and leased hotels. We are committed to keeping our properties well maintained and attractive to our customers in order to enhance our competitiveness within the industry and keep our hotels properly positioned in their markets. This requires ongoing access to capital for replacement of outdated furnishings as well as for facility repair, modernization and renovation. Over the last four to five years, our levels of capital expenditures for these purposes have been lower than normal due to the general economic conditions impacting our industry. As a result, we will be required over the next 24 months to invest significant amounts in hotel renovations, updates and maintenance in order to support the room rates we have historically charged.

Hotel Operations Strategy

We will continue to seek ways to improve profitability in 2013 through growth in revenue and cost efficiencies via the following:

•
Business Mix.    We have an opportunity to improve our profitability through a shift in our customer mix towards more profitable distribution channels and segments. A primary focus is to use the revenue management tools we invested in over the past several years to strategically manage lower-rated on-line travel agent and permanent business in an effort to improve the profitability of our transient segment. We are focused on increasing the reservations received through our redesigned RedLion.com website and booking engine which were launched in January 2013. We engaged TravelClick to help us design and launch this redesign and the additional micro-sites which will be available for Red Lion Brand properties where each hotel will have its own uniquely focused web identity with information tailored specifically to its region. Online reservations made through our website should improve profitability, as they do not require the commissions paid to online travel agents. We also continue to focus on growing group business through direct sales, as well as implementing centralized revenue management across our system of hotels, allowing for greater consistency in pricing to improve value perception and capture market share. Group business provides high levels of cash flow in room revenue and through group food and beverage revenue primarily derived from banquet demand.

•
Investment in Marketing and Sales Resources.    We are leveraging our system investments from prior years, by focusing on improving our lead generation for our Red Lion hotels which is an important factor in being able to maintain and grow group business and profitability of our business mix. The systems we utilize include an automated sales and catering system that provides our properties with a single customer data base to streamline sales and catering processes, increase efficiency of sales personnel to capture additional business and allow for immediate transparency in monitoring productivity. We also enhanced our focus on our most valuable guests, the members of our loyalty program, the R&R Club (“Recognition and Rewards”). We modified our offering for these members and experienced growth in the club's membership for 2012.

•
Responding to Customer Demand.    The Red Lion brand is well known and recognized in the western United States. For many years our Red Lion Hotels have been associated with value-oriented, customer friendly lodging with abundant meeting spaces and food and beverage operations. Our Red Lion Inns & Suites properties offer similar lodging with a hot breakfast buffet. To emphasize our desire to quickly and effectively respond to our customers' needs, we support and foster a culture where every associate is empowered through our iCare, iCan philosophy, to expeditiously address a customer's question, needs or concerns. We will continue to offer our friendly customer service, seek out and share the best of our local markets and provide a comfortable, authentic experience to our guests.

•
Expense Management and Other Revenue.    During 2012, we had a decrease of 50 basis points in our comparable direct hotel operating margin from continuing operations despite an improvement in comparable hotel revenues of $5.5 million. The primary driver of the revenue increase was a 240 basis point increase in occupancy which concurrently drove higher occupied room costs, predominantly associated with sales commissions, reservation and breakfast package costs. The prior year also included a large credit adjustment to workers compensation expense and labor cost reductions that did not recur in 2012, which further contributed to the margin decline when compared to 2011. Our largest daily investment in operations is in labor costs. We continue to focus on improved labor management and efficiency in connection with the growth in occupancy. We have many other ongoing expense improvement initiatives including energy efficiency to offset rising utility rates, labor management, banquet sales training, and continued review and adjustment of our supply and purchasing contracts.

Summary

Our current hotels are primarily located in nine Western states, with the majority in secondary and tertiary markets. We believe the current operating environment provides us the opportunity to grow our business through franchising as hotel owners seek to improve profitability through an affiliation with a regional hotel brand or franchise distribution network. We additionally believe we can grow our business through sales and marketing initiatives; including a focus on the local experience in our markets, and leveraging our owned assets to strengthen our balance sheet and refresh our hotels to meet customer's current expectations.

We will continue to build on the strength and recognition of the Red Lion Brands for growth and achievement of long-term profitability and returns to shareholders.

During 2013, we expect overall economic conditions in the United States will continue to improve, although we believe that conditions in the markets in which we operate will be challenging throughout the year, especially markets that have funded industries or other economic commerce which could be negatively impacted by the effects of federal budget sequestration. While our goal is to deliver improved profitability through the above-described initiatives, there can be no assurance our results of operations will improve.

Employees

As of December 31, 2012, we employed  2,054 people on a full-time or part-time basis, with 1,914 directly related to hotel operations. We also had 89 employees in other operating segments, primarily within our entertainment segment, and 51 employees in our corporate office. Our total number of employees fluctuates seasonally, and we employ many part-time employees.

At December 31, 2012, approximately 6.20% of our total workforce was covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and organized settlement of labor disputes. We believe our employee relations are satisfactory.

Available Information

Through our website (www.redlion.com), we make available our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, amendments to these filings and all other reports and documents that we file with the U.S. Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Our business requires capital for ongoing hotel maintenance, modernization and renovation, as well as for any acquisitions or development projects we may want to undertake. If needed capital is not available, our ability to successfully compete with hotels in our scale category may be adversely impacted.

We are committed to keeping our properties well maintained and attractive to our customers in order to enhance our competitiveness within the industry and keep our hotels in the midscale category. We are also focused on working with our franchise owners to maintain their properties to the same standards. This requires ongoing access to capital for both us and our franchise hotel owners for replacement of outdated furnishings as well as for facility repair, modernization and renovation. To the extent we or the franchise hotel owners cannot fund these expenditures from cash generated from operations, funds must be borrowed or otherwise obtained. If these funds cannot be obtained, the expenditures have to be deferred to a later period.

Over the last four to five years, our levels of capital expenditures for these purposes have been lower than normal due to the general economic conditions impacting our industry. As a result, we will be required over the next 24 months to invest significant amounts in hotel maintenance, modernization and renovation in order to support the room rates that we have historically charged. If we are unable to make these investments, we may be required to reduce rates, which could cause our hotels to be classified in a lower scale category and generally have a material adverse effect on the Red Lion Brand and our business in general. In addition, if our franchise hotels are unable to make similar investments in their properties, this could also have a material adverse effect on the Red Lion Brand and our business in general.

Hotel maintenance and new project development are subject to a number of risks, including:

•	Availability of capital;

•	Construction delays and cost overruns;

•	Unavailability of rooms or meeting space for revenue generating activities during modernization and renovation projects;

•	Numerous federal, state and local government regulations affecting the lodging industry, including building and zoning requirements and other required governmental permits and authorizations;

•	Uncertainties as to market demand or a loss of market demand after capital improvements have begun; and

•	Potential environmental problems.

The availability of capital for new investments and maintenance of existing hotels depends on a number of factors for ourselves and our franchise hotel owners including profitability, degree of leverage, the value of assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets. The condition of the capital markets and liquidity factors are outside our control, so there is no assurance that we or our franchise hotel owners will be able to obtain the necessary financing.

If we raise capital through issuance of additional common stock, preferred stock or convertible debt, current shareholders may experience significant dilution. Moreover, our common stock has recently been trading at a multiple of Earnings Before Interest Taxes, Depreciation and Amortization ("EBITDA") that is higher than many of the companies in our industry, which may make it difficult to raise money through equity issuances without adversely impacting the trading price of our stock.

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

We have reported net losses from continuing operations from 2008 through 2012, and there is no assurance that we will be able to achieve profitability in the future.

During the years 2008 through 2012, we reported net losses from continuing operations. In addition to their direct adverse effect on our financial condition, these losses have increased our costs of borrowing and could well impair our ability to refinance maturing debt or raise capital needed for hotel maintenance and other corporate purposes. There is no assurance that we will be able to achieve profitability in the future.

General economic conditions will continue to negatively impact our results and liquidity.

Many businesses, including Red Lion, have been adversely affected by the state of the economy. Discretionary travel has decreased because of economic pressures, and this in turn has hurt the hospitality industry and our company. Over the last several years, high unemployment, lower family income, low corporate earnings, lower business investments and lower consumer and government spending all have reduced the demand for hotel rooms and related lodging services and put pressure on industry room rates and occupancy. Although the economy appears to be gradually improving, we still expect the operations of hotels in our network and financial results in 2013 will continue to be negatively impacted by general economic conditions, weak hospitality occupancy and rates and constraints on availability of financing for us and for potential acquirers of our hotels listed for sale. These factors could also negatively impact our ability to obtain future financing and our liquidity in general. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital and debt service for the foreseeable future, if our cash flow or capital resources prove inadequate or we do not meet our financial debt covenants, we could potentially face liquidity problems that could have a material adverse effect on our results of operations and financial condition.

We will be required to refinance our credit facility and other indebtedness in 2013, and there is no assurance that we will be able to refinance that debt.

We maintain a credit facility with Wells Fargo Bank, National Association (“Wells Fargo”), which includes up to a $10.0 million revolving line of credit, none of which was outstanding at December 31, 2012, and a term loan on which $10.3 million was outstanding on that date. The term of the facility, as recently extended, matures on June 30, 2013. We also have an additional $38.9 million in secured debt that matures on July 11, 2013. As a result, we will be required to repay, refinance or renegotiate this indebtedness on or prior to its maturity.

We have a commitment from Wells Fargo to provide a new credit facility with a five-year $53.8 million term loan and a two-year $10.0 million revolving line of credit upon maturity of the current facility. The new facility, which would be secured by approximately 20 of our hotel properties, would provide us adequate capital to refinance maturing debt. However, Wells Fargo's obligation to provide the facility is subject among other things to (i) negotiation of credit documents in form and substance satisfactory to it, (ii) satisfactory completion and review of appraisals on the properties collateralizing the facility, (iii) satisfactory completion and review of environmental due diligence, and (iv) the absence of any material adverse change prior to closing. Thus, there is no assurance that we will be successful in obtaining this new credit facility.

We are also currently pursuing sales of a number of our properties. We plan to use the net proceeds of these sales primarily to repay a portion of the maturing indebtedness. However, there is no assurance that we will be able to sell these properties at acceptable prices in time to repay maturing indebtedness. Moreover, even if these properties are timely sold, we will still need to refinance a substantial portion of the maturing indebtedness.

There is no assurance that we will be able to repay, refinance or renegotiate our indebtedness on or prior to its maturity. The failure to do so would have a material adverse effect on our business. For additional information, see Note 9, Note 10 and Note 19 of Notes to Consolidated Financial Statements.

Failure to comply with debt covenants could adversely affect our financial results or condition.

Our current credit facility with Wells Fargo is secured by 11 of our properties and contains customary affirmative and negative covenants, the most restrictive of which are financial covenants related to leverage and debt service coverage. We were in compliance with all of these covenants on December 31, 2012. Any new credit facility that replaces the current facility will likely have similar covenants. There is no assurance that we will be able to comply with these covenants in the future. Any failure to do so could result in a demand for immediate repayment of our obligations under the facility and any other indebtedness for which such failure or repayment demand constitutes an event of default, which would adversely affect our results of operation and financial condition, and limit our ability to obtain financing. For additional information, see Note 9 and Note 10 of Notes to Consolidated Financial Statements.

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

Our operating results are subject to conditions affecting the lodging industry.

Our revenues and operating results may be impacted by and fluctuate due to a number of factors, including the following:

•	Changes in demand for transient rooms and related lodging services, including a reduction in business and government travel as a result of general economic conditions;

•	Extended periods of low occupancy demand, which may negatively impact our ability to increase rates;

•	Changes in travel patterns, extreme weather conditions and cancellation of or changes in events scheduled to occur in our markets;

•
The attractiveness of our hotels to consumers and competition from other hotels and the significant investment in hotel maintenance and renovation needed due to the last four to five years of reduced capital expenditure levels;

•	The need to periodically repair and renovate the hotels in our hotel network, including the ongoing need to refresh hotels to meet current industry standards and guest expectations;

•	Insufficient available capital to us or our franchise hotel owners to fund renovations and investments needed to maintain our competitive position;

•	The quality and performance of the employees of the hotels in our network;

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

•	Regulations and changes therein relating to the preparation and sale of food and beverages, liquor service and health and safety of premises;

•	Impact of war, actual or threatened terrorist attacks, heightened security measures and other national, regional or international political and geopolitical conditions;

•	Travelers' fears of exposure to contagious diseases or foodborne illness;

•	The impact of internet intermediaries and competitor pricing;

•	New supply or oversupply of hotel rooms in markets in which we operate;

•	Restrictive changes in zoning and similar land use laws and regulations, or in health, safety and environmental laws, rules and regulations;

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

•	Changes in guest expectations with respect to amenities at network hotels that require additional capital to meet; and

•	Improvements in technology that require capital investment by us or our franchise hotel owners in infrastructure to implement and maintain.

Any of these factors could adversely impact hotel room demand and pricing and thereby reduce occupancy, ADR and RevPAR; give rise to government imposed fines or private litigants winning damage awards against us; or otherwise adversely affect our results of operations and financial condition.

Certain of our shareholders, including our largest shareholder which currently owns more than 28% of our stock, have in the past encouraged us to sell our company. These or other shareholders may seek to impact our corporate policy and strategy, and their interests may differ from those of other shareholders. In addition, given the amount of stock held by our largest shareholder, we would likely need its approval in order to undertake any sale or other disposition of all or substantially all of our assets. If any of our larger shareholders or any group of shareholders decided to sell their shares, this would likely result in a significant decline in the trading price of our common stock.

As of December 10, 2012, Columbia Pacific Opportunity Fund, L.P. ("Columbia Pacific") held more than 28% of our outstanding shares of common stock. In June of 2008, Columbia Pacific filed a Schedule 13D with the SEC disclosing that it had communicated to us that it believed we would be better able to maximize shareholder value through a liquidation or sale. It has subsequently filed numerous amendments to the Schedule 13D disclosing additional communications with our company. An amendment filed by Columbia Pacific on February 28, 2012 included a copy of a letter to our Board of Directors encouraging us to sell our company in its entirety or in parts. A number of other significant shareholders have also expressed to us similar sentiments.

In March 2012, we retained BofA Merrill Lynch to advise us in connection with our exploration of strategic alternatives, including, among others, a potential sale of the company or a strategic combination with a third party. Our Board of Directors formed a Strategic Alternatives Committee to oversee the process. Over the ensuing months, our advisors contacted more than 75 potentially interested strategic industry and financial partners, including those that had expressed interest directly to us or were referred to us by shareholders. We received a limited number of non-binding indications of interest, but did not ultimately receive any offers. After taking into account the recommendation of the Strategic Alternatives Committee, our Board of Directors suspended the formal strategic alternatives process in September 2012.

Columbia Pacific or one or more other shareholders may take actions designed to impact our corporate policy and strategy, and their interests may differ from those of other shareholders. Such actions could include, among other things, attempting to obtain control of our Board of Directors or initiating or substantially assisting an unsolicited takeover attempt.

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

Of the 48 hotels in our system at December 31, 2012, 33 are located in Oregon, Washington, Idaho and Montana. Accordingly, our results of operations and financial condition may be impacted by the economy of the Pacific Northwest, which is dependent in large part on a limited number of major industries, including agriculture, tourism, technology, timber and aerospace. These industries may be affected by:

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

The expenses of owning and operating a hotel are not necessarily reduced when circumstances such as market factors and competition cause a reduction in its revenues. Accordingly, a decrease in our revenues could result in a disproportionately higher decrease in our earnings because our expenses are unlikely to decrease proportionately. In addition, we have recently been investing in sales and marketing, technology, franchising and personnel resources in an effort to position our company for future growth. These investments may not produce returns we anticipate or the returns may take longer to achieve than expected.

We are exposed to impairment risk of goodwill, intangibles and other long-lived assets.

Financial and credit market volatility directly impacts fair value measurement through our company's estimated weighted average cost of capital used to determine discount rate, and through our common stock price that is used to determine market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend.

At the end of both 2012 and 2011, our recorded goodwill amount was $8.5 million, and other intangible assets totaled $7.0 million. In connection with the listing for sale of two of our properties in 2011, we disposed of goodwill totaling $5.3 million. Also in 2011, during our annual impairment testing, we determined that the carrying amount of the hotel reporting unit exceeded its fair value. Accordingly, a goodwill impairment charge of the remaining $14.2 million in the hotel reporting unit was recognized. Continued adverse market conditions could have a further impact on the fair value of our reporting units that could result in future impairments of Franchise and Entertainment goodwill, intangible assets and other long-lived assets. While we have not previously recorded any impairment losses on our remaining goodwill which is allocated to our franchise and entertainment reporting units, continued adverse market conditions could have an impact on the fair value of those reporting units that could result in future impairments of goodwill, intangibles and other long-lived assets. If we do not meet our franchise reporting unit growth projections and or do not renew existing franchise agreements, the goodwill associated with this reporting unit could be impaired in future evaluations. In addition, future impairments of our assets held for sale could occur if market conditions change and or we must sell assets to meet other obligations. If the financial performance of our entertainment division further declines or we cannot expand the division to increase growth, the goodwill associated with this reporting unit could be impaired in future evaluations.

The assessment for possible impairment requires us to make judgments, including:

•	Estimated future cash flows from the respective properties or business units, which are dependent upon internal forecasts;

•	Estimation of the long-term rate of growth for our business;

•	The useful life over which our cash flows will occur;

•	The determination of real estate and prevailing market values;

•	Asset appraisals; and

•	Current estimated net sales proceeds from pending offers or net sales proceeds from previous, comparable transactions, if available and appropriate.

In accordance with the guidance for the impairment of long-lived assets, if the expected undiscounted future cash flows are less than net book value, the excess of net book value over estimated fair value of the assets is charged to current earnings. As discussed further in Note 5, Note 6, and Note 7 of Notes to Consolidated Financial Statements, during the year ended December 31, 2012, assets that were held for sale with a carrying amount of $61.1 million were written down to their estimated fair value, resulting in pre-tax impairment charges to continuing operations of $9.4 million and pre-tax impairment charges to discontinued operations of $6.9 million. During the year ended December 31, 2011, assets, including assets that were held for sale with a carrying amount of $39.8 million were written down to their estimated fair value, resulting in pre-tax impairment charges to continuing operations of $8.9 million and pre-tax impairment charges to discontinued operations of $0.6 million. Changes in our estimates and assumptions as they relate to valuation of goodwill, intangibles and other long-lived assets could affect, potentially materially, our financial condition or results of operations in the future.

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

Competition in the industry is primarily based on service quality, range of services, brand name recognition, convenience of location, room rates, guest amenities and quality of accommodations. We compete against national limited and full service hotel brands and companies, as well as various regional and local hotels in the midscale and upscale full-service hotel segments of the industry. Many of our competitors have greater name recognition, a larger network of locations and greater marketing and financial resources than we do. Additionally, new and existing competitors may offer significantly lower rates, greater convenience, services or amenities or superior facilities, which could attract customers away from our hotels. The ability of us and our franchise owners to remain competitive and to attract and retain customers depends on our success in differentiating and enhancing the quality, value and efficiency of our product and customer service and our ability to make additional capital investment to modernize and update our hotels.

We also compete with other hotel brands and management companies for hotels to add to our network, including through franchise and management agreements. Our competitors include management companies as well as large hotel chains that own and operate their hotels and franchise their brands. As a result, the terms of prospective franchise and management agreements may not be as favorable as our current agreements. In addition, we may be required to make investments in or guarantee the obligations of third parties or guarantee minimum income to third parties in connection with future franchise or management agreements.

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

We may be unsuccessful in identifying and completing franchise acquisitions and expansion of the brand, which could limit our ability to implement our growth strategy and result in significant expense.

We are continuing to pursue the expansion of our franchise operations in markets where we currently operate and in selected new markets. We are also pursuing expansion by dividing the existing Red Lion brand into targeted segments. Red Lion Hotels, Red Lion Inns & Suites and the Leo Hotel Collection. Both owned and franchised hotels will be able to carry the Red Lion Hotel or Red Lion Inns & Suites brand, while the Leo Hotel Collection brand will be exclusive to our franchise division. This may require considerable management time as well as expenses for market development before any significant revenues and earnings are generated. There can be no assurance that we will be successful in achieving our objectives with respect to growing the number of franchised hotels in our system or that we will be able to attract qualified franchisees.

The growth in the number of franchised hotels is subject to numerous risks, many of which are beyond the control of our franchisees or us. Among other risks, the following factors affect our ability to achieve growth in the number of franchised hotels:

•	Competition with other hotel companies, many of which have more franchisees in their systems and more resources to assist new franchises with capital expenditures needed to satisfy brand standards;

•	Our ability to attract and retain qualified franchisees;

•	The recognition in the market and the reputation of the Red Lion or Leo Hotel Collection brands;

•	Our dependence on our independent franchisees' skills and access to financial resources necessary to open or rebrand hotels;

•
The ability of our franchisees to open and operate additional hotels profitably. Factors affecting the opening of new hotels, or the conversion of existing hotels to the Red Lion or Leo Hotel Collection brands, include, among others:

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

As of December 31, 2012, there were 20 hotels in our system that were owned by others and operated under franchise agreements. Franchise agreements generally specify a fixed term and contain an early termination provision for the licensee to terminate at specific intervals or for specific reasons with or without penalty by providing notice to us. There is no assurance that these agreements will be renewed, or that they will not be terminated prior to the end of their respective terms. We have one franchise agreement that expired at the end of 2012 and one franchise agreement that expires in 2013 although we are working with this franchisee to execute a new franchise agreement.  We have one franchise agreement that provides the ability to exit without penalty in 2014. We have one franchise agreement expiring in each of the years 2014 and 2015. We have five franchise agreements that provide the licensee the ability to terminate without penalty in 2015 and one in 2016.  We also have one franchise agreement that provides the licensee the ability to terminate at any time without penalty after May 2013.

Government regulation could impact our franchise business.

The Federal Trade Commission (the "FTC"), various states and certain foreign jurisdictions where we market franchises regulate the sale of franchises. The FTC requires franchisors to make extensive disclosure to prospective franchisees but does not require registration. A number of states in which our franchisees operate require registration or disclosure in connection with franchise offers and sales. In addition, several states in which our franchisees operate have "franchise relationship laws" or "business opportunity laws" that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While our business has not been materially affected by such regulation, there can be no assurance that this will continue or that future regulation or legislation will not have such an effect.

The results of some of our hotels are significantly impacted by group contract business and other large customers, and the loss of such customers for any reason could harm our operating results.

Group contract business and other large customers, or large events, can significantly impact the results of operations of the hotels in our network. These contracts and customers vary from hotel to hotel and change from time to time. Such contracts with large customers such as airlines and railroads are typically for a limited period of time after which they may be eligible for competitive bidding. The impact and timing of group business and large events are not always predictable and are often episodic in nature. The operating results for the hotels in our network can fluctuate as a result of these factors, possibly in adverse ways, and these fluctuations can harm our overall operating results.

Our success depends on the value of our name, image and brand. If demand for our hotels decreases or the value of our name, image or brand diminishes, our business and operations would be harmed.

Our success depends, to a large extent, on our ability to shape and stimulate consumer tastes and demands by presenting innovative, attractive and comfortable properties and services, as well as our ability to remain competitive in the areas of design and quality. If we are unable to anticipate and react to changing consumer tastes and demands in a timely manner, our results of operations and financial condition could be harmed.

Our business would be harmed if our public image or reputation were to be diminished by the actions of any of the hotels in our network. Our brand name and trademarks are integral to our marketing efforts. If the value of our name, image or brand were diminished, our business and operations would be harmed.

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

We may be unable to sell our properties that are currently listed for sale or that we might list for sale in the future.

We have listed a number of our properties for sale, including the Red Lion Hotel Pendleton in Pendleton, Oregon, the Red Lion Hotel Medford in Medford, Oregon, and the Kalispell Mall in Kalispell, Montana. In addition, we may in the future choose to list other properties for sale. Sales of one or more of the properties or future properties now or hereafter listed may take longer than anticipated, may not occur at all, or may occur at price points that do not meet all of our objectives for the sales. In addition, the sale of properties may negatively impact the value of the Red Lion brand or our ability to obtain new franchisees, particularly if the purchasers of the hotels do not continue to flag the properties with the Red Lion brand or, if they do continue with the Red Lion flag, do not maintain the hotels in a manner that meets brand standards or guest expectations.

We are subject to various obligations and restrictions under the leases governing our leased properties. In addition, we may not be able to renew these leases on favorable terms or at all.

Five of our hotels and our corporate offices are subject to leases. In addition to the requirement to pay rent, the leases for these properties generally impose various maintenance and other obligations on us and may also require us to obtain the consent of the landlord before taking certain actions such as modifications to the properties. These lease provisions may limit our flexibility with the leased properties, delay modifications or other actions we may wish to take, or result in disputes with the landlords. In addition, the terms of the leases for three of our leased properties will expire in the period from 2018 to 2024. The lease on our corporate office space expires in 2017. There is no assurance that the landlords will be willing to extend the leases for these properties or our corporate offices and, even if they are willing to extend, it is possible that the lease costs will increase, which would adversely impact the hotel operations and our expenses.

Risks associated with real estate ownership may adversely affect revenue or increase expenses.

We are subject to varying degrees of risk that generally arise from the ownership of real property. Revenue and cash flow from our hotels and other real estate may be adversely affected by, and costs may increase as a result of, changes beyond our control, including but not limited to:

•	Changes in national, regional and local economic conditions;

•	Changes in local real estate market conditions;

•	Increases in interest rates, and other changes in the availability, cost and terms of financing and capital leases;

•	Increases in property and other taxes;

•	The impact of present or future environmental legislation;

•	Adverse changes in other governmental regulations, insurance and zoning laws; and

•	Condemnation or taking of properties by governments or related entities.

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

Some of our hotel rooms may be booked through third-party travel websites such as Priceline.com, Travelocity.com and Expedia.com. As internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as "three-star downtown hotel") at the expense of brand identification. We believe that these internet intermediaries hope that consumers will eventually develop brand loyalties to their reservation systems. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through internet intermediaries increases significantly, our profitability may be adversely affected.

We are in the process of launching a new online presence where each of our hotels has its own uniquely focused web identity with information tailored specifically to its region. This began with the launch of our new corporate website in January 2013 and will continue through mid-2013 with the roll-out of an individual, hyper-local site for each hotel property. Our goal with this investment is to increase the number of reservations received directly through our websites, since these are more profitable than those obtained through high commission or fee-based third-party channels. There can be no assurance that this investment will result in an increase of direct reservations through our websites, nor that such increase, if it occurs, will be sufficient to offset the cost of the investment.

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

Our financial and operating performance may be adversely affected by acts of God, such as natural disasters, particularly in locations where we own or operate significant properties. We carry comprehensive liability, public area liability, fire, boiler and machinery, extended coverage and rental loss insurance for our properties. However, certain types of catastrophic losses, such as those from earthquake, volcanic activity, flood, terrorism and environmental hazards, may exceed or not be covered by our insurance coverage. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, threatened or actual terrorist activity, war, epidemics, travel-related accidents, geopolitical uncertainty, international conflict and similar events that impact domestic and international travel have caused in the past, and may cause in the future, our results to differ materially from anticipated results. In addition, depending on the severity, a major incident or crisis may prevent operational continuity at hotels in our network and consequently impact the value of our brand or the reputation of our business.

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

We rely on our systems to perform functions critical to our ability to operate, including our central reservation system. Accordingly, an extended interruption in the systems' function could significantly curtail, directly and indirectly, our ability to conduct our business and generate revenue.

If we fail to comply with privacy regulations, we could be subject to fines or other restrictions on our business.

We collect and maintain information relating to our guests for various business purposes, including credit card information and information on guest preferences that we use to enhance customer service and for marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted in the U.S. and by various contracts under which we operate. Privacy regulation is an evolving area in which different jurisdictions may subject us to inconsistent compliance requirements. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability or the ability of hotels in our network to service our guests and market our products, properties and services to our guests. In addition, noncompliance with applicable privacy regulations, either by us or in some circumstances by third parties engaged by us or our franchise hotel owners, could result in fines or restrictions on our use or transfer of data.

Failure to maintain the security of internal or customer data could adversely affect us.

Our operations require us to collect and retain large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers, which are entered into, processed by, summarized by and reported by our various information systems and those of our service providers. We also maintain personally identifiable information about our employees. Our franchise hotel owners also maintain similar personally identifiable information, on systems that we do not control. The security of this data may potentially be breached due to a number of risks, including cyber-attack, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, franchisees or employees of third party vendors. A theft, loss or fraudulent use of customer, employee or company data by us or our franchise hotel owners could adversely impact our reputation and could result in significant remedial and other costs, fines and litigation.

Any failure to protect our trademarks could have a negative impact on the value of our brand names.

The success of our business depends in part upon our continued ability to use our trademarks, increase brand awareness and further develop our brand. We have registered various formulations of the following trademarks with the U.S. Patent and Trademark Office, including by not limited to: Red Lion, Leo Hotel Collection, WestCoast, Cavanaughs, Stay Comfortable and TicketsWest. We have also registered various formulations of the Red Lion trademark in Canada, Mexico, Australia, the European Union and a number of countries in Asia. We cannot be assured that the measures we have taken to protect our trademarks will be adequate to prevent imitation of our trademarks by others. The unauthorized reproduction of our trademarks could diminish the value of our brand and its market acceptance, competitive advantages or goodwill, which could adversely affect our business.

We are subject to environmental regulations.

Our results of operations may be affected by the cost of complying with existing and future environmental laws, ordinances and regulations. Under current federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to remediate such contaminated property properly, may prevent us from selling the property or using it as collateral for a loan. Environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated, and may impose remedial or compliance costs. The costs of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could have an adverse effect on our results of operations and financial condition.

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

In March 2009, odors in the basement of our hotel property in Salt Lake City led to the detection of a release of petroleum from an adjacent gas station owned by Sinclair Marketing. Petroleum and petroleum constituents were identified in soil and groundwater on both properties. Under the oversight of the Utah Department of Environmental Quality (DEQ), Sinclair took steps to remediate the properties by excavating contaminated soils and by pumping and treating contaminated groundwater. Sinclair reimbursed us for our costs, including attorneys' fees, related to its remediation efforts. On February 9, 2012, the DEQ sent Sinclair a "No Further Action" letter stating that, although petroleum-contaminated soil and groundwater remained from the release, it was not considered a threat to human health and the environment, and therefore, no further remedial action was required. However, the letter also noted that, if future changes to these characteristics created a threat to human health or the environment, additional corrective action might be required. If future remediation is ever required and Sinclair does not perform it, we as the owner of the property could be held responsible.

At the request of the Montana Department of Environmental Quality (DEQ), we have implemented remedial actions as a result of a historic petroleum release at our Kalispell property. These activities consisted of a utility corridor investigation, municipal water sampling, monitoring well drilling and installation, and semi-annual groundwater monitoring. The purpose of this work is to provide additional documentation of the extent and magnitude of hydrocarbon contamination at the site. At this time, ten monitoring wells have been installed and the lateral extent of the subsurface petroleum contamination has been determined. The most recent groundwater monitoring report (November 2, 2012) indicates that contaminant concentrations are relatively low and decreasing in the affected wells. Future site activities will consist of conducting a remedial alternatives analysis to select a remediation option that will accelerate contaminant cleanup. The costs associated with this work are being reimbursed by the Montana Petroleum Tank Release Compensation Fund.
Additionally, three new petroleum releases were discovered during the recent Phase II Environmental Site Assessment that has been conducted in anticipation of the sale of the property. These releases have been reported to the Montana DEQ. The DEQ has determined that one release is attributed to offsite migration of petroleum contaminants onto the Kalispell property and there, the existing responsible party is liable for investigation and cleanup. The second release is associated with historic use activities and is considered part of the ongoing remedial actions. The third release is related to a historic service station that occupied the southeast corner of the property circa 1955 to 1975.  We have submitted an application for eligibility to the Montana Petroleum Tank Release Compensation Fund for reimbursement of future remedial investigation and cleanup costs associated with this facility.

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

In addition, in recent years there has been increasing activity by patent holding companies (so-called patent "trolls") that do not use technology but whose sole business is to enforce patents for monetary gain against companies in a wide variety of businesses and industries. These efforts typically involve proposing licenses in exchange for a substantial sum of money and may also include the threat or actual initiation of litigation for that purpose. Any such litigation can be quite costly to defend, even if infringement is unsubstantiated or speculative. We have been threatened with one such claim and two claims have actually been filed against us. Each claim is related to separate technology, but we believe that each such technology is non-proprietary. One of the claims has been resolved, and the other is pending. If we are ultimately found to have violated a patent, our operations could be negatively impacted and/or we might be subject to substantial financial penalties, licensing fees and attorneys' fees. It is not possible to predict the potential impact on our business and operations of any future claims of this type that may be asserted against us.

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

The hospitality industry requires the use of technology and systems for property management, procurement, reservations, operation of customer loyalty programs, distribution and other purposes. These technologies can be expected to change guests' expectations, and there is the risk that advanced new technologies will be introduced requiring further investment capital. We maintain a hotel reservation system that allows us to manage our hotel network's rooms inventory through various distribution channels, including our websites, and execute rate management strategies. As part of our marketing strategy, we encourage guests to book on our website, which guarantees the lowest rate available compared to third-party travel websites.

The development and maintenance of our central reservation system and other technologies may require significant capital. We have recently launched our updated primary website and are currently upgrading individual property websites to the same platform. There can be no guarantee that the upgrade of the individual websites can be completed in a timely manner. There can also be no assurances that, as various systems and technologies become outdated or new technology is required, we will be able to replace or introduce them as quickly as our competition or within budgeted costs and time frames. Further, there can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system. If our systems fail to operate properly or achieve the anticipated benefits, or if we fail to keep up with technological or competitive advances, our revenues and cash flows could suffer.

Our central reservation system includes a third-party operated call center that enables guests to make reservations on a 24/7 basis. Poor performance by the third party provider, disputes with the third party provider, increased costs of the call center or our inability to renew or extend our agreement with the third party on favorable terms could adversely impact the hotel operations and our expenses.

Joint venture arrangements we might enter into may not reflect solely our best interests and may subject these investments to increased risks.

We may in the future acquire additional interests in other properties through joint venture arrangements with other entities. In addition, we may enter into other non-property investment joint ventures through other divisions such as our Entertainment Division or for marketing or other services. Partnerships, joint ventures and other business structures involving our co-investment with third parties generally include some form of shared control over the operations of the business and create additional risks. Some of these acquisitions may be financed in whole or in part by loans under which we are jointly and severally liable for the entire loan amount along with the other joint venture partners. The terms of these joint venture arrangements may be more favorable to the other party or parties than to us. Although we actively seek to minimize such risks before investing in partnerships, joint ventures or similar structures, investing in a property through such arrangements may subject that investment to risks not present with a wholly owned property, including, among others, the following:

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

We place substantial reliance on the lodging industry experience and the institutional knowledge of members of our senior management team. We compete for qualified personnel against companies with greater financial resources than ours, and the loss of the services of one or more of these individuals could hinder our ability to effectively manage our business. Finding suitable replacements for senior management and other key employees could be difficult, and there can be no assurance we will continue to be successful in retaining or attracting qualified personnel in the future. We generally do not carry key person insurance on members of our senior management team, so any death or disability of a senior team member could have a material adverse impact on our operations without any corresponding insurance recovery.

The market price for our common stock may be volatile.

The stock market has experienced and may in the future experience extreme volatility, oftentimes unrelated to the operating performance of particular companies. Many factors could cause the market price of our common stock to rise or fall, including but not limited to:

•	Changes in general economic conditions, such as the 2007-2009 recession, and subsequent fluctuations in stock market prices and volumes;

•	Changes in financial estimates, expectations of future financial performance or recommendations by analysts;

•	Changes in market valuations of companies in the hospitality industry;

•	Actual or anticipated variations in our quarterly results of operations;

•	Issuances of additional common stock or other securities;

•	Announcements by our shareholders disclosing acquisitions or sales of our common stock or expressing their views with respect to actions they believe should be taken by our company; and

•	Announcements by us or our competitors of, or speculation with respect to, acquisitions, investments or strategic alliances.

Washington law and our governing corporate documents contain provisions that could deter takeover attempts.

Our company is incorporated in the state of Washington and subject to Washington state law. Some provisions of Washington state law could interfere with or restrict takeover bids or other change-in-control events affecting us. For example, one statutory provision prohibits us, except under specified circumstances, from engaging in any significant business transaction, such as a merger, with any shareholder who owns 10% or more of our common stock (which shareholder, under the statute, would be considered an "acquiring person") for a period of five years following the time that such shareholder becomes an acquiring person.

The performance of our entertainment division is particularly subject to fluctuations in economic conditions.

Our entertainment division, which comprised 6.1% of our revenues from continuing operations in 2012, engages in event ticketing and the presentation of various entertainment productions. Our entertainment division is vulnerable to risks associated with general regional and economic conditions, significant competition and changing consumer trends, among others. The overall economy in the markets we serve has impacted the ticketing division through lower demand for concerts, events and sporting activities. Also, we face the risk that entertainment productions will not tour the regions in which we operate or that such productions will not choose us as a presenter or promoter.

If we are unable to locate lessees for our retail space at our mall, our revenues and cash flow may be adversely affected.

We own over 162,000 square feet of retail space in Kalispell, Montana that we lease to various businesses. Vacancies can occur when a lease terminates, the tenant's business fails, or the tenant breaches its lease obligations. In addition, one of our major anchor tenants has the right to terminate its lease if other major tenants cease to be tenants of the mall. Leases might not be renewed upon expiration, we may be unable to find new tenants for the space, or the terms of new or renewal leases, including the cost of required renovations, might be less favorable to us than current lease terms. Delays or difficulties in attracting tenants and costs incurred in preparing for tenant occupancy could reduce cash flow, decrease the value of the property and jeopardize our ability to pay our expenses.

Item 1B.   Unresolved Staff Comments

None.

Item 2. Properties

Under the Red Lion Brands as of December 31, 2012, we owned 23 hotels, leased five, and had franchise arrangements with 20 hotels owned and operated by third parties. To support our owned, leased and franchised hotels, we provide all the services typical in our industry: marketing, sales, advertising, frequency program, revenue management, procurement, quality assurance, education and training, design and construction management. We maintain a central reservation call center with links to various travel agent global distribution systems and electronic distribution channels on the internet, including our branded website. The table below reflects our hotel properties and locations, total available rooms per hotel, as well as meeting space availability, as of December 31, 2012.

		Total	Meeting
		Available	Space
Property	Location	Rooms	(sq. ft.)
Red Lion Owned Hotels
Red Lion Hotel Eureka	Eureka, California	175	4,890
Red Lion Hotel Redding	Redding, California	192	6,800
Red Lion Hotel Boise Downtowner(1)	Boise, Idaho	182	8,600
Red Lion Hotel Pocatello	Pocatello, Idaho	150	13,000
Red Lion Templin’s Hotel on the River	Post Falls, Idaho	163	11,000
Red Lion Hotel Canyon Springs	Twin Falls, Idaho	112	5,085
Red Lion Hotel Bend (1)	Bend, Oregon	75	2,000
Red Lion Hotel Coos Bay(1)	Coos Bay, Oregon	145	5,000
Red Lion Hotel Pendleton(1)(6)	Pendleton, Oregon	170	9,769
Red Lion Hotel Salt Lake Downtown	Salt Lake City, Utah	393	12,000
Red Lion Hotel Columbia Center	Kennewick, Washington	162	9,700
Red Lion Hotel Olympia	Olympia, Washington	192	16,500
Red Lion Hotel Pasco	Pasco, Washington	279	17,240
Red Lion Hotel Port Angeles	Port Angeles, Washington	186	3,010
Red Lion Hotel Richland Hanford House	Richland, Washington	149	9,247
Red Lion Bellevue	Bellevue, Washington	181	5,700
Red Lion Hotel & Conference Center Kelso/Longview(1)	Kelso, Washington	161	8,670
Red Lion Hotel at the Park	Spokane, Washington	400	30,000
Red Lion Hotel Wenatchee(1)	Wenatchee, Washington	149	7,678
Red Lion Hotel Yakima Center	Yakima, Washington	156	11,000
Red Lion Hotel Kalispell	Kalispell, Montana	170	10,500
Red Lion Inn Missoula(1)(6)	Missoula, Montana	76	640
Owned Hotels (22 properties)		4,018	208,029

Other Owned Hotels
Red Lion Hotel Medford (1)(2)(6)	Medford, Oregon	185	9,552
Other Owned Hotels (1 property)		185	9,552

Red Lion Leased Hotels
Red Lion Hotel Eugene	Eugene, Oregon	137	5,600
Red Lion River Inn	Spokane, Washington	245	2,800
Red Lion Hotel Seattle Airport	Seattle, Washington	144	4,500
Red Lion Hotel Vancouver (at the Quay)	Vancouver, Washington	160	14,785
Red Lion Anaheim	Anaheim, California	308	5,000
Leased Hotels (5 properties)		994	32,685

		Total	Meeting
		Available	Space
Property	Location	Rooms	(sq. ft.)
Red Lion Franchised Hotels
Red Lion Inn & Suites Victoria	Victoria, BC Canada	85	450
Red Lion Hotel Denver Central (7)	Denver, Colorado	297	15,206
Red Lion Hotel Denver Southeast(5)	Aurora, Colorado	478	25,000
Red Lion Hotel Lewiston	Lewiston, Idaho	183	12,259
Red Lion Hotel & Casino Elko	Elko, Nevada	222	3,000
Red Lion Hotel Farmington	Farmington, New Mexico	192	10,000
Red Lion Hotel Gallup	Gallup, New Mexico	126	9,000
Red Lion Hotel Grants	Grants, New Mexico	126	9,000
Red Lion Inn & Suites McMinnville	McMinnville, Oregon	67	1,312
Red Lion Inn Portland Airport	Portland, Oregon	136	3,000
Red Lion Hotel Portland Convention Center	Portland, Oregon	174	6,000
Red Lion Hotel Salem	Salem, Oregon	148	10,000
Red Lion Hotel on the River — Jantzen Beach	Portland, Oregon	318	35,000
Red Lion Hotel on Fifth Avenue(3)	Seattle, Washington	297	13,800
Red Lion Hotel Tacoma	Tacoma, Washington	119	750
Red Lion Inn & Suites Cathedral City	Cathedral City, California	97	750
Red Lion Hotel Oakland International Airport	Oakland, California	189	4,400
Red Lion Hotel Woodlake Conference Center Sacramento	Sacramento, California	306	60,000
Red Lion Inn Rancho Cordova	Rancho Cordova, California	109	—
Red Lion Colonial Hotel(4)	Helena, Montana	149	15,500
Franchised Hotels (20 properties)		3,818	234,427

Total — All Hotels (48 properties)		9,015	484,693
__________
(1) These hotels were previously leased but acquired by us in November 2011.
(2) At December 31, 2012 this hotel was identified as discontinued operations.
(3) This hotel was previously owned by us but was sold in June 2011 and upon sale the purchaser entered into a franchise agreement.
(4) This hotel was previously owned by us but was sold in July 2012 and upon sale the purchaser entered into a franchise agreement.
(5) This hotel was previously owned by us but was sold in October 2012 and upon sale the purchaser entered into a franchise agreement.
(6) Hotel listed for sale.
(7) This property left the system on January 1, 2013 as the owner did not renew its franchise agreement with us.
Owned and Leased Hotels

Owned hotels are those properties which we operate and manage and have ownership of the hotel facility, equipment, personal property, other structures and in most cases, the land. We recognize revenues and expenses on these properties, including depreciation where appropriate.

Leased hotels are properties we operate and manage where we may have ownership of some or all of the equipment and personal property on site, but where either the land and hotel facility or the underlying land is under an operating lease from a third party. We recognize revenues and expenses on these properties, including lease expense. These leases require us to pay fixed monthly rent and have expiration dates in 2016 and beyond. In addition, we are responsible for repairs and maintenance, operating expenses and management of operations. For additional information on leases, refer to Note 16 of Notes to Consolidated Financial Statements.

Franchised Hotels

Under our franchise agreements, we receive royalties for the use of the Red Lion Brand names. We also make available certain services to those hotels including reservation systems, advertising and national sales, our guest loyalty program, revenue management tools, quality inspections and brand standards, as well as administer central services programs for the benefit of all the hotels in our network. We do not have management or operational responsibility for the franchised hotels.

At December 31, 2012, our network of hotels included 20 hotels under franchise agreements, representing a total of 3,818 rooms and 234,427 square feet of meeting space.
Discontinued Operations

During the third quarter of 2012, we sold our real estate property in Sacramento, California to its tenant and on negotiations regarding transaction terms, the company reclassified the real estate and land into assets held for sale.  The operating results from the ownership of this real estate and land have been appropriately classified as discontinued operations in the consolidated statements of operations for all periods presented.

During the third quarter of 2012, we listed for sale our Kalispell Mall property. We do not expect to maintain significant continuing involvement with the real estate operations of the commercial mall after it is sold, but intend to enter into a lease to operate our hotel located there. We do not believe that we will have significant continuing involvement or significant cash flows associated with the mall operations after a sale; therefore, the mall has been classified as discontinued operations in the consolidated statements of operations for all periods presented.

During the fourth quarter of 2011, we listed for sale our hotel property in Medford, Oregon. We do not expect to maintain significant involvement with this property after it is sold. Therefore we have classified the operating results of this hotel as discontinued operations in the consolidated statements of operations for all periods presented.

The discontinued operations presentation, as required under generally accepted accounting principles ("GAAP"), separately reports the revenue and expenses including any related asset impairment charges, net of income taxes as "net income (loss) from discontinued operations" on the company's statement of operations for all periods presented.

For additional information, see Note 6 and Note 7 of Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings

At any given time, we are subject to claims and actions incidental to the operation of our business. While the outcome of these proceedings cannot be predicted, it is the opinion of management that none of such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations. See Note 12 of Notes to Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 4A.	Executive Officers of the Registrant

Name	Age	Position
Jon E. Eliassen	66	President and Chief Executive Officer
George H. Schweitzer	57	Executive Vice President and Chief Operating Officer, Hotel Operations
Julie Shiflett	45	Executive Vice President, Chief Financial Officer
Harry G. Sladich	51	Executive Vice President of Sales, Marketing & Distribution
Thomas L. McKeirnan	44	Executive Vice President, General Counsel and Secretary
Jack G. Lucas	60	Vice President and President, TicketsWest

Jon E. Eliassen.    Mr. Eliassen was appointed as Interim President and Chief Executive Officer on January 13, 2010. He was appointed as President and Chief Executive Officer on February 14, 2011, removing the interim status. He has been a director of our company since September 2003. Mr. Eliassen was President and CEO of the Spokane Area Economic Development Council from 2003 until 2007. Mr. Eliassen retired in 2003 from his position as Senior Vice President and Chief Financial Officer of Avista Corp., a publicly-traded diversified utility. Mr. Eliassen spent 33 years at Avista, including the last 16 years as its Chief Financial Officer. Mr. Eliassen serves as Chairman of the Board of Directors of Itron Corporation, serves as a member of the Board of Directors of IT Lifeline, Inc, and is the principal of Terrapin Capital Group, LLC. Mr. Eliassen's corporate accomplishments are complemented by his extensive service to the community in roles which have included director and President of the Spokane Symphony Endowment Fund, director of The Heart Institute of Spokane, Washington State University Research Foundation, Washington Technology Center and Spokane Intercollegiate Research and Technology Institute and past director of numerous other organizations and energy industry associations.

George H. Schweitzer.    Mr. Schweitzer joined us in April 2008 as Senior Vice President, Hotel Operations, and was named Executive Vice President and Chief Operating Officer, Hotel Operations in November 2009. Prior to joining our company, Mr. Schweitzer had served since August 2006 as Partner and Executive Vice President of Business Development at Unifocus, a leading global provider of business intelligence applications and performance technology for the hospitality industry. Mr. Schweitzer founded and was President and CEO of LaborSage, Inc., a software and management consulting company focused on labor scheduling solutions for the hospitality industry, from 2001 to 2006, when it was acquired by Unifocus. Before entering the hospitality software industry, Mr. Schweitzer served as President and Chief Operating Officer of VenQuest Hotel Group in Irvine, California. Prior to VenQuest, Mr. Schweitzer held the position of Vice President Operations for Sunstone Hotels and Regional Vice President for Doubletree Hotels. Mr. Schweitzer has worked for over 30 years in the hospitality industry, including a period of nearly 20 years where he served in various positions, including Vice President - Operations, Regional Vice President and General Manager, of various Red Lion hotels.

Julie Shiflett.    Ms. Shiflett was appointed Executive Vice President, Chief Financial Officer effective September 1, 2011. Ms. Shiflett has been with Red Lion Hotels since October 2010 when she was hired under a contract to serve as Vice President of Finance. She is a principal of NW CFO, a financial consulting company she founded in 2008 which assists emerging and mid-market companies with activities including strategic planning, forecasting, and recapitalization. She served as Chief Financial Officer of Signature Genomic Laboratories in Spokane, Washington, in 2009 and 2010. Prior to that, Ms. Shiflett was Vice President and Chief Financial Officer of Columbia Paint and Coatings from 2006 to 2009 and Vice President of Finance and Administration of Riley Creek Lumber Company from 2001 until 2006. Her accounting career began at Coopers & Lybrand in Spokane. Ms. Shiflett also currently serves on three boards, Northwest Farm Credit Services, ACA, an $8 billion financial institution; American Chemet Corporation, a chemical manufacturing company and Deaconess Medical Center, a regional hospital.

Harry G. Sladich.    Mr. Sladich serves as Executive Vice President of Sales, Marketing & Distribution and has been with our company since March 2010.  A 35 year veteran of the hospitality industry, Mr. Sladich served as President and CEO of the Spokane Regional Convention and Visitors Bureau from 2005 to 2010, where he played a key role in building and selling the Washington State image.  Earlier in his career, Mr. Sladich was Vice President of Sales and Marketing for Sterling Hospitality, hotel developers and operators of several franchises including Holiday Inn Express, Hampton Inn and Quality Inn.  Before working for Sterling Hospitality, he was General Manager of Hotel Lusso, an upscale boutique hotel in Spokane, and was Vice President of National Sales for Guestmark International (GMI), a national hotel marketing company based in Boston.  Mr. Sladich has also worked for Sheraton Hotels in both hotel operations and food and beverage. Mr. Sladich serves on two prominent national industry boards, including the U.S. Travel Association and Destination & Travel Foundation Board of Trustees.  In addition, former Washington State Governor Christine Gregoire appointed Mr. Sladich to the board of Washington Filmworks, which manages the state incentive programs for films produced in Washington, and to the Washington State Convention Center Board of Directors.  He has also served on the board for the Western Association of Convention & Visitors Bureaus (WACVB) and the Boys & Girls Clubs of Spokane County.

Thomas L. McKeirnan.    Mr. McKeirnan has been Executive Vice President, General Counsel and Secretary since March 2013. He served as Senior Vice President, General Counsel and Secretary from February 2005 through February 2013. He has been with our company since July 2003. Prior to joining us, Mr. McKeirnan was a partner at the Spokane, Washington law firm of Paine Hamblen Coffin Brooke & Miller LLP from January 2002 until July 2003 and an associate attorney at the same firm from 1999 to 2001. Mr. McKeirnan was an associate attorney with the Seattle, Washington law firm of Riddell Williams P.S. from 1995 until 1999. Mr. McKeirnan's private legal practice focused on corporate, transactional, real estate and securities law, with an emphasis on the hospitality industry. While in private practice, Mr. McKeirnan represented us as outside counsel on various strategic and transactional matters and also represented WestCoast Hotels, Inc. prior to our acquisition of that company. Mr. McKeirnan serves as a director and Chairman of the Nominating and Corporate Governance Committee of the Board of Directors of St. Augustine Gold & Copper Ltd. He also serves on the Executive Committee of the Board of Trustees of Gonzaga Preparatory School.

Jack G. Lucas.    Mr. Lucas serves as Vice President of Red Lion Hotels Corporation and President of TicketsWest. He is in charge of overseeing all of the various departments within our entertainment division. He has been President of TicketsWest since February 2006 and Vice President of Red Lion Hotels Corporation since August 1998. Mr. Lucas has approximately 29 years of experience in the entertainment industry, and has been employed by us since 1987. Mr. Lucas previously spent 13 years on the management staff of the City of Spokane Entertainment Facilities, which included a 2,700-seat performing arts center, 30,000-seat stadium, 8,500-seat coliseum, and convention center. Mr. Lucas was awarded the 2004 International Ticketing Professional of the Year award from the International Ticketing Association. In 2013, Mr. Lucas earned the prestigious International Ticketing Association INTIX Patricia Spira Lifetime Achievement Award.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a) Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "RLH". The following table sets forth for the periods indicated the high and low sale prices for our common stock on the NYSE:

	High	Low
2012
Fourth Quarter (ended December 31, 2012)	$8.13	$5.52
Third Quarter (ended September 30, 2012)	$8.65	$5.97
Second Quarter (ended June 30, 2012)	$8.73	$7.76
First Quarter (ended March 31, 2012)	$8.80	$6.75
2011
Fourth Quarter (ended December 31, 2011)	$7.50	$6.29
Third Quarter (ended September 30, 2011)	$8.07	$6.00
Second Quarter (ended June 30, 2011)	$9.29	$7.43
First Quarter (ended March 31, 2011)	$8.79	$7.35
(b) The closing sale price of the common stock on the NYSE on March 13, 2013 was $6.94, with 125 shareholders of record of the common stock.
(c) We did not pay any cash dividends on our common stock during the last two fiscal years. The board of directors periodically reviews our dividend policy and our longer-term objectives of maximizing shareholder value. Any determination to pay cash dividends in the future will be at the discretion of our board.
(d) The following table provides information as of December 31, 2012 on plans under which equity securities may be issued to employees, directors or consultants:

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders:
1998 Stock Incentive Plan(1)	16,031	$6.31	—
2006 Stock Incentive Plan(2)	480,344	$9.73	845,042
Equity Compensation Plans Not Approved by Security Holders	—	$—	—

Total	496,375	$9.41	845,042

__________
(1) No further grants will be made under the 1998 Stock Incentive Plan.
(2) Includes 323,561 restricted stock units under the 2006 Stock Incentive Plan, which are not included in the calculation of the Weighted-Average Exercise Price column.

(e) The below graph assumes an investment of $100 in our common stock and depicts its price performance relative to the performance of the Russell 2000 Index and the Standard & Poor's Hotels, Resorts & Cruise Lines Index, assuming a reinvestment of all dividends. The price performance on the graph is not necessarily indicative of future stock price performance.

* $100 invested on December 31, 2007 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. The selected consolidated statement of operations and balance sheet data are derived from our audited consolidated financial statements. The audited consolidated financial statements for certain of these periods are included elsewhere in this annual report. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified in their entirety by, our consolidated financial statements and related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this annual report and in our prior filings with the SEC.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statement of Operations Data

Continuing Operations:
Total revenues	$150,707	$155,181	$158,412	$160,418	$181,359
Goodwill impairment (3)	—	14,236	—	—	—
Asset impairment (3,4,5)	9,440	8,871	—	8,509	—
Gain on asset dispositions (3)	(159)	(33,379)	(25)	(253)	(208)
Restructuring expenses (5,6)	—	—	—	136	2,067
Operating expenses (1,2,3,4,5,6)	160,577	147,209	157,403	161,957	175,819
Operating income (loss) (2,3,4,5,6)	(9,870)	7,972	1,009	(1,539)	5,540
Net income (loss) from continuing operations (2,3,4,5,6)	(10,467)	(5,648)	(4,803)	(5,960)	(1,563)
Earnings (loss) per share attributable to Red Lion
Hotels Corporation from continuing operations:
Basic (2,3,4,5,6,7)	$(0.54)	$(0.30)	$(0.26)	$(0.33)	$(0.09)
Diluted (2,3,4,5,6,7)	$(0.54)	$(0.30)	$(0.26)	$(0.33)	$(0.09)

Discontinued Operations:
Loss on disposal and impairment of the assets of the discontinued business units, net of income tax expense (benefit) (6)	$(4,526)	$(369)	$(3,696)	$(117)	$—
Income (loss) from operations of discontinued business units, net of income tax expense (benefit)	312	(1,045)	(120)	(587)	(86)
Earnings (loss) per share from discontinued operations:
Basic (7)	$(0.22)	$(0.08)	$(0.21)	$(0.04)	$—
Diluted (7)	$(0.22)	$(0.08)	$(0.21)	$(0.04)	$—

Net Income (Loss) attributable to Red Lion Hotels Corporation	$(14,674)	$(7,148)	$(8,609)	$(6,663)	$(1,637)

Earnings (loss) per share attributable to Red Lion Hotels Corporation
Basic (2,3,4,5,6,7)	$(0.76)	$(0.38)	$(0.47)	$(0.37)	$(0.09)
Diluted (2,3,4,5,6,7)	$(0.76)	$(0.38)	$(0.47)	$(0.37)	$(0.09)

Weighted Average Shares Outstanding:
Basic	19,327	19,053	18,485	18,106	18,234
Diluted	19,327	19,053	18,485	18,106	18,234

	Year ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Non-GAAP Data (8)
EBITDA (2,3,4,5,6,7)	$(423)	$25,139	$16,444	$18,724	$25,762
EBITDA from continuing operations (2,3,4,5,6)	5,561	26,187	20,578	17,998	24,276

Consolidated Statement of Cash Flow Data
Net cash (used in) provided by operating activities	$13,470	$1,797	$19,487	$15,692	$22,803
Net cash (used in) provided by investing activities	12,347	21,611	(10,428)	(16,970)	(53,754)
Net cash (used in) provided by financing activities	(21,321)	(25,439)	(8,932)	(13,059)	34,129

Consolidated Balance Sheet Data
Cash	$6,477	$1,981	$4,012	$3,881	$18,216
Assets held for sale	18,288	30,380	—	—	—
Property and equipment, net	195,012	232,589	272,030	285,601	298,059
Total assets	260,942	304,896	331,482	350,636	380,240
Total debt	49,178	70,496	95,152	106,322	119,331
Debentures due Red Lion Hotels Capital Trust	30,825	30,825	30,825	30,825	30,825
Liabilities of discontinued operations	—	—	—	29	60
Total liabilities	108,034	139,031	160,717	175,614	199,895
Total Red Lion Hotels Corporation stockholders' equity	152,908	165,865	170,765	175,022	180,345
__________
(1) Operating expenses include all direct segment expenses, depreciation and amortization, gain (loss) on asset disposals, hotel facility and land lease and undistributed corporate expenses.
(2) During 2012, we recorded $9.4 million in pre-tax impairment charges related to the Missoula, Helena, Denver Southeast and Pendleton properties.
(3) During 2011, we recorded a $14.2 million pre-tax impairment charge to our goodwill and $8.9 million in pre-tax impairment charges related to the Helena, Missoula and Denver Southeast properties and also to the Red Lion Hotel Vancouver at the Quay in Vancouver, Washington ("Vancouver property"). Additionally, we recorded a pre-tax gain of $33.5 million from the sale of the Seattle property.
(4) During 2010, we recorded a $5.7 million pre-tax impairment charge related to the termination of a sublease agreement, as well as $1.2 million in pre-tax costs resulting from the separation of our former President and Chief Executive Officer in January 2010.
(5) During 2009, we recorded an $8.5 million pre-tax impairment charge related to the Denver Southeast property, as well as $0.1 million in restructuring charges.
(6) During 2008, we recorded $2.1 million in restructuring expenses, as well as $3.7 million in separation payments pertaining to the retirement of our former President and Chief Executive Officer in February 2008.
(7) The 2012 balance includes pre-tax impairment charges of $6.9 million on the Medford, Sacramento and Kalispell Mall properties included in discontinued operations. In 2011, the balance includes a pre-tax impairment charge of $0.6 million on the Medford property included in discontinued operations. In 2009, the balance includes a pre-tax impairment charge of $0.2 million on one hotel property included in discontinued operations.
(8) Earnings before interest, taxes, depreciation and amortization ("EBITDA") is a non-GAAP measure that represents net income (loss) attributable to Red Lion Hotels Corporation before interest expense, income tax benefit (expense) and depreciation and amortization. We utilize EBITDA as a financial measure as management believes investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe it is a complement to net income (loss) attributable to Red Lion Hotels Corporation and other financial performance measures. EBITDA is not intended to represent net income (loss) attributable to Red Lion Hotels Corporation as defined by generally accepted accounting principles in the United States ("GAAP"), and such information should not be considered as an alternative to net income (loss), cash flows from operations or any other measure of performance prescribed by GAAP.
We use EBITDA to measure our financial performance because we believe interest, taxes and depreciation and amortization bear little or no relationship to our operating performance. By excluding interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our properties and operations. We generally pay federal and state income taxes on a consolidated basis, taking into account how the applicable taxing laws apply to us in the aggregate. By excluding taxes on income, we believe EBITDA provides a basis for measuring the financial performance of our operations excluding factors that our hotels cannot control. By excluding depreciation and amortization expense, which can vary from hotel to hotel based on historical cost and other factors unrelated to the hotels' financial performance, EBITDA measures the financial performance of our hotels without regard to their historical cost. For all of these reasons, we believe that EBITDA provides us and investors with information that is relevant and useful in evaluating our business.
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
The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income (loss) attributable to Red Lion Hotels Corporation for the periods presented:

	Year ended December 31,
	2012	2011	2010	2009	2008
EBITDA from continuing operations	$5,561	$26,187	$20,578	$17,998	$24,276
Income tax (expense) benefit - continuing operations	6,133	(5,697)	2,791	3,674	1,107
Interest expense - continuing operations	(6,959)	(8,355)	(9,012)	(8,399)	(9,103)
Depreciation and amortization - continuing operations	(15,195)	(17,869)	(19,150)	(19,232)	(17,831)
Net income (loss) attributable to Red Lion Hotels Corporation	(10,460)	(5,734)	(4,793)	(5,959)	(1,551)
Income (loss) of discontinued operations, net of tax	(4,214)	(1,414)	(3,816)	(704)	(86)
Net income (loss) attributable to Red Lion Hotels Corporation	$(14,674)	$(7,148)	$(8,609)	$(6,663)	$(1,637)

	Year ended December 31,
	2012	2011	2010	2009	2008
EBITDA	$(423)	$25,139	$16,444	$18,724	$25,762
Income tax (expense) benefit	8,523	(4,894)	4,937	4,070	1,163
Interest expense	(6,959)	(8,372)	(9,073)	(8,503)	(9,246)
Depreciation and amortization	(15,815)	(19,021)	(20,917)	(20,954)	(19,316)
Net income (loss) attributable to Red Lion Hotels Corporation	$(14,674)	$(7,148)	$(8,609)	$(6,663)	$(1,637)

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of hotels under our proprietary brands, including Red Lion Hotels, Red Lion Inns & Suites, and the Leo Hotel Collection (the “Red Lion Brands”). Established over 30 years ago, the Red Lion brand is regionally recognized and is particularly well known in the western United States, where our hotels are located.

As of December 31, 2012, our hotel network was comprised of 48 hotels located in nine states and one Canadian province, with 9,015 rooms and 484,693 square feet of meeting space as provided below:

	Hotels	Total Available Rooms	Meeting Space (sq. ft.)
Red Lion Owned and Leased Hotels:
Continuing Operations	27	5,012	240,714
Discontinued Operations	1	185	9,552
Red Lion Franchised Hotels	20	3,818	234,427
Total	48	9,015	484,693

We operate in three reportable segments:

•
The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels. As of December 31, 2012, we operated 28 hotels, of which 23 are wholly-owned and five are leased. One of the owned hotels is classified as discontinued operations and not included in any reported hotel statistics from continuing operations.

•
The franchise segment is engaged primarily in licensing the Red Lion Brands to franchisees. This segment generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners in exchange for the use of our brands and access to our central services programs. These programs include our reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards. As of December 31, 2012, we had 20 franchised hotels operating under the Red Lion Brands.

•
The entertainment segment derives revenues from promotion and presentation of entertainment productions under the operations of WestCoast Entertainment, and from ticketing services under the operations of TicketsWest. The ticketing service business offers ticketing inventory management systems, call center services, and outlet/electronic channel distribution for event locations.

Our remaining activities, none of which constitutes a reportable segment, have been aggregated into "other".

Results of Operations

Our reported numbers for the periods presented in this report reflect results of the Seattle property for the full years prior to 2011 but not the full year of 2011, as the sale of that property closed on June 14, 2011. In addition, our reported numbers for the periods presented reflect the results of the Helena property through July 30, 2012, when the sale of that property closed and reflect the results of the Denver Southeast property through October 24, 2012, when the sale of that property closed. These properties were reported in continuing operations since we have significant continuing involvement in the operations of these properties that now operate as franchised hotels. In order to help investors distinguish changes from results of continuing operations versus changes due to the sales of these hotel properties, we will discuss operating results from continuing operations as reported and also discuss certain operating results and data for periods included in the report on a comparable hotel basis. Comparable hotels are properties that are owned or leased by us for the entirety of the reporting periods being compared. Therefore, the Seattle, Helena and Denver Southeast properties are excluded from the comparable owned and leased hotel statistics and operating results.

During the year ended December 31, 2012 , we reported a net loss of $14.7 million or $0.76 per share. Included in the continuing operations for the year ended December 31, 2012 is an aggregate of $9.4 million in non-cash, pre-tax impairment charges on the Missoula, Helena, Pendleton and Denver Southeast properties. The net loss also includes non-cash, pre-tax impairment charges of $6.9 million on the Medford and Kalispell Mall properties and the Red Lion Hotel Sacramento ("Sacramento" property) which are included in discontinued operations.

For the year ended December 31, 2011, our net loss was $7.1 million or $0.38 per share, which includes non-cash, pre-tax goodwill and asset impairment charges in continuing operations of $14.2 million and $8.9 million respectively and a $33.5 million pre-tax gain on the sale of the Seattle property. During the fourth quarter of 2011, we determined that the carrying amount of the hotel reporting unit exceeded its fair value, which was estimated based on a combined income and market approach. Accordingly, a pre-tax goodwill impairment charge of $14.2 million was recognized in the hotel reporting unit. The goodwill did not have any tax basis, which resulted in a permanent difference between book and tax income and the unusual situation of having income tax expense for the year on a book loss. The pre-tax impairment charges to continuing operations were on the Missoula, Helena, Denver Southeast and Vancouver properties. The Helena and Denver Southeast properties were listed for sale (and subsequently sold in 2012) and were written down to their estimated fair value less estimated costs to sell. The Missoula property was listed for sale in 2011, was not sold in 2012 and was written down to its estimated fair value less estimated costs to sell. The Vancouver property is subject to a right of way acquisition by the state to build a replacement bridge, and we have determined the carrying value is not recoverable. The net loss in 2011 also includes a $0.6 million pre-tax asset impairment charge in discontinued operations related to the Medford property.

During 2010, we reported a net loss of $8.6 million or $0.47 per share, which includes, in discontinued operations, a pre-tax impairment charge of $5.7 million related to the termination of a franchise and sublease agreement. During the fourth quarter of 2010, we agreed to terminate the franchise and sublease agreement with the operator of the Sacramento property. We subsequently entered into an agreement with a new franchisee and subtenant. As a result of the original contract termination, we recognized an impairment charge of $5.7 million. We also recognized a net credit adjustment of $1.5 million reflecting the recognition of deferred sublease income of $3.0 million partially offset by $1.5 million in expenses associated with uncollectible accounts and accrued expenses of the former subtenant, included in continuing operations. Also included in the 2010 net loss is $1.2 million of expense related to the separation of our former President and Chief Executive Officer.

For the year ended December 31, 2012, earnings before interest, taxes, depreciation and amortization ("EBITDA") from continuing operations was $5.6 million, which includes the $9.4 million in pre-tax impairment charges, compared to EBITDA of $26.2 million for the year ended December 31, 2011, which includes the $33.5 million pre-tax gain from the sale of the Seattle property partially offset by $8.9 million in pre-tax asset impairment charges and a $14.2 million pre-tax impairment charge to goodwill. EBITDA from continuing operations can be found in a separate table below.

A summary of our consolidated statements of operations is provided below (in thousands):

	Year ended December 31,
	2012	2011	2010
Total revenue	$150,707	$155,181	$158,412
Total operating expenses	160,577	147,209	157,403
Operating income (loss)	(9,870)	7,972	1,009
Other income (expense):
Interest expense	(6,959)	(8,355)	(9,012)
Other income, net	229	432	409
Income (loss) before taxes before income taxes	(16,600)	49	(7,594)
Income tax expense (benefit)	(6,133)	5,697	(2,791)
Net income (loss) from continuing operations	(10,467)	(5,648)	(4,803)
Net income (loss) from discontinued operations, net of tax	(4,214)	(1,414)	(3,816)
Net income (loss)	$(14,681)	$(7,062)	$(8,619)
Net income (loss) attributable to Red Lion Hotels Corporation	$(14,674)	$(7,148)	$(8,609)
Earnings (loss) per share - basic & diluted	$(0.76)	$(0.38)	$(0.47)
Non-GAAP data:
EBITDA	$(423)	$25,139	$16,444
EBITDA from continuing operations	$5,561	$26,187	$20,578
The following table (in thousands) details the impact to EBITDA from continuing operations of the $9.4 million pre-tax asset impairment charges recorded for the year ended December 31, 2012. Also detailed is the impact of the $14.2 million goodwill and $8.9 million pre-tax impairment charges as well as the $33.5 million pre-tax gain on the sale of the Seattle property, all recorded for the year ended December 31, 2011. Finally, detailed is the impact of a $1.5 million credit adjustment for the termination of a sublease and franchise agreement at our Sacramento property and a $1.2 million charge for CEO separation costs, all recorded for the year ended December 31, 2010.

	2012	2011	2010
Asset impairment charges (1,2)	$(9,440)	$(8,871)	$—
Goodwill impairment (2)	—	(14,236)	—
Gain on asset disposition (2)	—	33,549	—
Franchise, sublease termination (3)	—	—	1,560
Separation costs (3)	—	—	(1,219)
Impact on EBITDA from continuing operations	$(9,440)	$10,442	$341

__________

(1)
During 2012, we recorded $9.4 million in pre-tax impairment charges related to the Missoula, Helena, Denver Southeast and Pendleton properties totaling $0.9 million, $2.3 million, $3.9 million and $2.3 million, respectively. At December 31, 2012, the Helena and Denver Southeast properties had been sold.

(2)
During 2011, we recorded a $14.2 million pre-tax impairment charge to our goodwill and $8.9 million in pre-tax impairment charges related to the Missoula, Helena, Denver Southeast and Vancouver properties totaling $0.5 million, $2.2 million, $4.5 million and $1.7 million, respectively. During the second quarter 2011, we recorded a pre-tax gain of $33.5 million from the sale of the Seattle property.

(3)
During the fourth quarter of 2010, we agreed to terminate the franchise and sublease agreement with the operator of the Sacramento property. We accelerated the recognition of $3.0 million of deferred lease income associated with that agreement and had additional adjustments in the amount of $1.5 million that were necessary to reflect uncollectible amounts and accrued expenses that partially offset the deferred lease income adjustment. During the first quarter 2010 we recorded $1.2 million in costs resulting from the separation of our former President and Chief Executive Officer.

Revenue

A breakdown of revenues from continuing operations is as follows (in thousands, except for percentage changes):

Revenue From Continuing Operations

				2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
Hotels:
Rooms	$101,096	$101,812	$105,449	$(716)	(0.7)%	$(3,637)	(3.4)%
Food and beverage	31,560	33,737	35,253	(2,177)	(6.5)%	(1,516)	(4.3)%
Other department	3,267	3,875	4,825	(608)	(15.7)%	(950)	(19.7)%
Total hotels segment revenue	135,923	139,424	145,527	(3,501)	(2.5)%	(6,103)	(4.2)%
Franchise	5,177	3,955	3,209	1,222	30.9%	746	23.2%
Entertainment	9,165	11,379	9,236	(2,214)	(19.5)%	2,143	23.2%
Other	442	423	440	19	4.5%	(17)	(3.9)%
Total Revenue	$150,707	$155,181	$158,412	$(4,474)	(2.9)%	$(3,231)	(2.0)%
Our reported hotel segment numbers for the periods presented in this report reflect the results of our Seattle property for the full year 2010, but not the full year 2011, as the sale of that property closed on June 14, 2011. In addition, our reported hotel segment numbers for the periods presented reflect the results of the Helena property through July 30, 2012, when the sale of that property closed and reflect the results of the Denver Southeast property through October 24, 2012, when the sale of that property closed. In order to help investors distinguish changes in our results from continuing operations versus changes due to the sale of these properties, we will discuss our operating results as reported and also on a comparable hotel basis to exclude the results of these sold properties from the hotel segment.

A breakdown of our comparable hotel revenues are as follows (in thousands, except for percentage changes):

Comparable Hotel Revenue From Continuing Operations (Non-GAAP Data)

				2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
Room revenue from continuing operations	101,096	101,812	105,449	(716)		(3,637)
less: room revenue from Seattle, Helena and Denver Southeast properties	(6,089)	(12,052)	(18,344)	5,963		6,292
Comparable room revenue	$95,007	$89,760	$87,105	$5,247	5.8%	$2,655	3.0%

Food and beverage revenue from continuing operations	31,560	33,737	35,253	(2,177)		(1,516)
less: food and beverage revenue from Seattle, Helena and Denver Southeast properties	(2,594)	(4,871)	(6,268)	2,277		1,397
Comparable food and beverage revenue	$28,966	$28,866	$28,985	$100	0.3%	$(119)	(0.4)%

Other hotels revenue from continuing operations	3,267	3,875	4,825	(608)		(950)
less: other hotels revenue from Seattle, Helena and Denver Southeast properties	(671)	(1,473)	(2,369)	802		896
Comparable other hotels revenue	$2,596	$2,402	$2,456	$194	8.1%	$(54)	(2.2)%

Total hotel revenue from continuing operations	135,923	139,424	145,527	(3,501)		(6,103)
less: Total hotel revenue from Seattle, Helena and Denver Southeast properties	$(9,354)	$(18,396)	$(26,981)	9,042		8,585
Comparable total hotels revenue	$126,569	$121,028	$118,546	$5,541	4.6%	$2,482	2.1%

Comparable hotel revenue from continuing operations represents reported hotel segment revenue less the impact of the Seattle, Helena and Denver Southeast properties' revenue. We utilize comparable hotel revenue from continuing operations as a financial measure because management believes that investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe it is a complement to reported revenue and other financial performance measures. Comparable hotel revenue from continuing operations is a non-GAAP measure and is not intended to represent reported hotel revenue defined by GAAP, and such information should not be considered as an alternative to reported hotel revenue or any other measure of performance prescribed by GAAP.

2012 Compared to 2011

During 2012, revenue from the hotel segment decreased $3.5 million or 2.5% from 2011. The primary reason for the decline is the sale of properties in 2012. On a comparable basis, excluding the results of the Seattle, Helena and Denver Southeast properties, revenue from the hotel segment increased $5.5 million or 4.6% in 2012 compared to 2011. This comparable increase was primarily driven by a 240 basis point increase in occupancy which was predominantly driven by higher transient volume.

Revenue from our franchise segment increased $1.2 million to $5.2 million in 2012 compared to 2011. The addition of new franchised properties drove this increase. Revenue in the entertainment segment decreased $2.2 million to $9.2 million in 2012 compared to $11.4 million in 2011. The prior year was positively impacted by a successful 11 day production of the Broadway show Wicked. We did not have a similar production in 2012. Entertainment segment revenue was also negatively impacted by weak ticket demand for events in the markets that our ticketing business serves.
2011 Compared to 2010
Revenues in 2011 from the hotel segment decreased $6.1 million or 4.2% from 2010, resulting primarily from the sale of the Seattle property in the second quarter of 2011, which resulted in only a partial year of revenue in 2011 compared to a full year of revenue in 2010. On a comparable basis, excluding the results of the Seattle, Helena and Denver Southeast properties, revenue from the hotel segment increased $2.5 million or 2.1% in 2011 compared to 2010. This comparable increase was primarily driven by a 140 basis point increase in occupancy, resulting from higher transient volume. Comparable food and beverage revenue decreased 0.4% primarily related to a decline in banquet business.
Revenue from our franchise segment increased $0.7 million or 23.2% resulting from the addition of new franchised hotels during the year, and also a rate holiday given in 2010 that did not reoccur in 2011. Revenue from our entertainment segment increased $2.1 million or 23.2% driven by a successful 11 day production in 2011 of the Broadway show Wicked. The increase from this production was partially offset by a decrease in revenue from the ticketing portion of this segment, which was negatively impacted by weak ticket demand for entertainment events in the markets we serve.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, depreciation and amortization, hotel facility and land lease expense, gain or loss on asset dispositions and undistributed corporate expenses. In 2012, operating expenses included $9.4 million of pre-tax asset impairment charges related to our Missoula, Helena, Denver Southeast and Pendleton properties. These hotels were listed for sale in 2011 and 2012 and were adjusted to their estimated fair values less costs to sell based upon the listing price.

In 2011, operating expenses included $8.9 million of pre-tax impairment charges on our Missoula, Helena, Denver Southeast and Vancouver properties. The Missoula, Helena and Denver Southeast properties were listed for sale in 2011 and were adjusted to their estimated fair values less costs to sell based upon the listing price. The Vancouver property is subject to a right of way acquisition by the state to build a replacement of a bridge, and we have determined the carrying value is not recoverable.

Total operating expenses during 2012 compared to 2011 increased $13.4 million. Operating expenses during 2011 included a $33.5 million pre-tax gain on the sale of our Seattle property, which is the primary driver of the large variance. In 2011, operating expenses also included a $14.2 million pre-tax goodwill impairment charge and $8.9 million of impairment charges for the Missoula, Helena, Denver Southeast and Vancouver properties previously discussed. During our annual impairment testing, we determined the carrying amount of the hotel reporting unit exceeded its fair value. Accordingly, a goodwill impairment charge of $14.2 million was recognized to impair all of the remaining goodwill associated with the hotel reporting unit.

A breakdown of our operating expenses and direct margin by segment as reported for the years ended December 31, 2012, 2011, and 2010 can be seen below (in thousands):

Operating Expenses From Continuing Operations

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Operating Expenses From Continuing Operations
Hotels	$110,614	$112,382	$113,825
Franchise	4,758	3,838	3,018
Entertainment	9,020	10,584	7,769
Other	828	706	555
Depreciation and amortization	15,195	17,869	19,150
Hotel facility and land lease	4,859	6,599	6,807
Goodwill impairment	—	14,236	—
Asset impairment	9,440	8,871	—
Loss (gain) on asset dispositions, net	(159)	(33,379)	(25)
Undistributed corporate expenses	6,022	5,503	6,304
Total operating expenses	$160,577	$147,209	$157,403

	Year ended December 31,
	2012	2011	2010
	(In thousands, except percentages)
Hotels revenue - continuing(1)	$135,923	$139,424	$145,527
Direct margin (2)	$25,309	$27,042	$31,702
Direct margin %	18.6%	19.4%	21.8%
Franchise revenue	$5,177	$3,955	$3,209
Direct margin (2)	$419	$117	$191
Direct margin %	8.1%	3.0%	6.0%
Entertainment revenue	$9,165	$11,379	$9,236
Direct margin (2)	$145	$795	$1,467
Direct margin %	1.6%	7.0%	15.9%
Other revenue	$442	$423	$440
Direct margin (2)	$(386)	$(283)	$(115)
__________

(1)	Excludes operations classified as discontinued.

(2)	Revenues less direct operating expenses.

Our reported hotel segment numbers for the periods presented in this report reflect the results of our Seattle property for the full year 2010, but not the full year 2011, as the sale of that property closed on June 14, 2011. In addition, our reported hotel segment numbers for the periods presented reflect the results of the Helena property through July 30, 2012, when the sale of that property closed and reflect the results of the Denver Southeast property through October 24, 2012, when the sale of that property closed. In order to help investors distinguish changes in our results from continuing operations versus changes due to the sale of these properties, we will discuss our operating results as reported and also on a comparable hotel basis to exclude the results of the these properties from the hotel segment.

A breakdown of our comparable hotel operating expenses and direct margin for the years ended December 31, 2012, 2011 and 2010 can be seen below (in thousands):

Comparable Hotel Operating Expenses From Continuing Operations (Non-GAAP Data)

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Hotel operating expenses from continuing operations	110,614	112,382	113,825
less: Hotel operating expenses from Seattle, Helena and Denver Southeast properties	(8,550)	(15,485)	(20,257)
Comparable hotel operating expenses	$102,064	$96,897	$93,568
Hotel revenue from continuing operations	135,923	139,424	145,527
less: Hotel revenue from Seattle, Helena and Denver Southeast properties	(9,354)	(18,396)	(26,981)
Comparable hotel revenue	$126,569	$121,028	$118,546
Hotel direct operating margin from continuing operations	25,309	27,042	31,702
less: Hotel direct operation margin from Seattle, Helena and Denver Southeast properties	(804)	(2,911)	(6,724)
Comparable hotel direct margin	$24,505	$24,131	$24,978
Comparable hotel direct margin %	19.4%	19.9%	21.1%

Comparable hotel operating expenses from continuing operations represents reported hotel segment operating expenses less the impact of the Seattle, Helena and Denver Southeast properties' expenses. We utilize comparable hotel operating expenses from continuing operations as a financial measure because management believes that investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe it is a complement to reported operating expenses and other financial performance measures. Comparable hotel operating expenses from continuing operations is a non-GAAP measure and is not intended to represent reported hotel operations expenses as defined by GAAP, and such information should not be considered as an alternative to reported hotel operating expenses or any other measure of performance prescribed by GAAP.

2012 Compared to 2011

Direct hotel expenses as reported were $110.6 million in 2012 compared to $112.4 million in 2011. The sales of the Seattle, Helena and Denver Southeast properties were the primary drivers of the overall decline in hotel expenses as we did not have a full year of those properties' expenses in 2012, whereas the prior year included six months of expense related to the Seattle property and twelve months of expense related to the Helena and Denver Southeast properties. On a comparable basis, direct hotel expenses were $102.1 million in 2012 compared to $96.9 million in 2011, representing a 5.3% increase. Occupancy driven room related expenses were the primary drivers of the increase. On a comparable basis, the hotel segment had a direct margin of 19.4% in 2012 compared to 19.9% during 2011. The decline in margin was primarily driven by higher costs associated with higher transient volume, primarily reservations and commissions expense , as well as prior year favorable adjustments to workers' compensation expense and labor cost reductions.

Direct expenses for the franchise segment in 2012 increased by $0.9 million compared to 2011, primarily driven by increased marketing costs. Direct expenses for the entertainment segment in 2012 decreased $1.6 million as compared to 2011. The prior year included direct costs associated with the successful production of the Broadway play Wicked. We did not have a similar production in 2012.

Depreciation and amortization expenses decreased $2.7 million in 2012 compared to 2011. We have stopped depreciating our assets held for sale which is the primary driver of the variance. See Note 6 of Notes to Consolidated Financial Statements.

Hotel facility and land lease costs declined $1.7 million to $4.9 million in 2012 compared to 2011 primarily resulting from the acquisition from iStar Financial in November 2011 of a number of properties that we previously leased.

During 2012, we recorded pre-tax asset impairment charges of $9.4 million in continuing operations related to our Missoula, Denver Southeast, Helena and Pendleton properties, which were classified as assets held for sale in 2012. The carrying values of these properties were adjusted to their estimated fair value less costs to sell based upon the listing prices or other evidence of their estimated fair value.

Net gain on asset dispositions decreased by $33.2 million in 2012 compared to 2011 because the prior year included a $33.5 million gain on the sale of our Seattle property. We did not have a similar gain in 2012.

Undistributed corporate expenses increased by $0.5 million in 2012 compared to 2011. The increase primarily relates to higher directors and officers insurance premiums and higher investor relations costs. Undistributed corporate expenses include general and administrative charges such as corporate payroll, stock compensation expense, director's fees, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants' expense. We consider these expenses to be "undistributed" because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment, such as accounting, human resources and information technology, are distributed and included in direct expenses of the segments to which they are allocated.
2011 Compared to 2010

Direct hotel expenses as reported were $112.4 million in 2011 compared to $113.8 million in 2010. The sale of the Seattle property is the primary driver of the overall decline in hotel expenses because only a partial year of expenses was incurred in 2011 compared to a full year of expenses in 2010. On a comparable basis, direct hotel expenses were $96.9 million compared to $93.6 million, representing a 3.6% increase. Rooms related expenses increased $1.3 million or 4.9% driven by occupancy related costs, primarily labor, promotional and reservation costs. We also incurred additional expense related to sales, marketing, maintenance and energy costs during 2011. On a comparable basis, the segment recorded direct margin in 2011 of 19.9% compared to 21.1% in 2010.
Direct costs from the franchise segment increased $0.8 million in 2011 from 2010 primarily reflecting additional costs associated with the former subtenant and franchisee of our Sacramento property. Entertainment direct costs increased $2.8 million, or 36.2%, reflecting the impact of the costs associated with the successful production during 2011 of the Broadway play Wicked.

Depreciation and amortization expense declined by $1.3 million in 2011 compared to 2010. The primary drivers of the decline were the sale of the Seattle property in June 2011 and also the marketing of four additional properties for sale during the year. When these properties were classified as assets held for sale, we ceased recording depreciation on them as required under generally accepted accounting principles.
Hotel facility and land lease costs decreased $0.2 million to $6.6 million in 2011 compared to $6.8 million in 2010. The primary driver of the decline was savings of approximately $0.7 million in the last two months of 2011 resulting from the acquisition from iStar Financial in November 2011 of a number of properties that we previously leased. This benefit was partially offset by a lease renewal at our property in Anaheim, California at a contractually higher rate.
During the fourth quarter of 2011, we recorded a $14.2 million goodwill impairment charge. During our annual impairment testing, we determined the carrying amount of the hotel reporting unit exceeded its fair value. Accordingly, a goodwill impairment charge of $14.2 million was recognized in the hotel reporting unit to impair all of the remaining goodwill associated with the hotel reporting unit. Also during 2011, we recorded pre-tax asset impairment charges of $8.9 million. Of that amount, $0.5 million relates to our Missoula property, $2.2 million relates to our Helena property, $4.5 million relates to our Denver Southeast property and $1.7 million relates to our Vancouver property. The Helena and Denver Southeast properties were both listed for sale (and subsequently sold in 2012) and were adjusted to their estimated fair value less estimated costs to sell. The Missoula property was listed for sale in 2011, was not sold in 2012 and was written down to its estimated fair value less estimated costs to sell. The Vancouver property is subject to a right of way acquisition by the state in order to build a replacement of a bridge, and we have determined the carrying value is not recoverable.
In 2011, the net gain on asset dispositions reflects the gain recognized on the sale of our Seattle property in the amount of $33.5 million. Additionally, this line includes the ongoing recognition of deferred gains on a previously sold hotel for which we entered into a long-term lease arrangement, offset by asset disposition losses throughout the year.
Undistributed corporate expenses decreased by $0.8 million in 2011 compared to 2010. The prior year included $1.2 million in executive severance cost. Undistributed corporate expenses include general and administrative charges such as corporate payroll, legal expenses, director and officers insurance, bank service charges, outside accountants and various other expenses. We consider these expenses to be "undistributed" because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified to a particular segment are distributed, such as accounting, human resources and information technology, and are included in direct expenses of the segments to which they are allocated.

Interest Expense

Interest expense for the year ended December 31, 2012 decreased $1.4 million to $7.0 million compared to $8.4 million recorded in 2011. The decline is primarily attributable to a decline in the principal amount of debt outstanding in 2012. Our average pre-tax interest rate on debt during 2012 was 7.5% compared to 7.0% in 2011.

Interest expense for the year ended December 31, 2011 decreased $0.6 million to $8.4 million compared to $9.0 million recorded in 2010. The decline is primarily attributable to a decline in the principal amount of debt outstanding in 2011. Our average pre-tax interest rate on debt during 2011 was 7.0% compared to 6.8% in 2010.
Income Taxes
Our effective income tax rate with respect to income from continuing operations for 2012 was 36.9% as compared to   11,626.5% and 36.7% for 2011 and 2010, respectively. The variance in our rate is due primarily to the 2011 impairment of $14.2 million of book basis goodwill which is not deductible for tax purposes. Other items giving rise to a difference between our statutory U.S. federal tax rate of 34% and our effective rate include state taxes and incentive tax credits allowed under federal law.

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

Based on our current assessment of future taxable income, including scheduling of the reversal of our taxable temporary differences, we anticipate that it is more likely than not that we will generate sufficient taxable income to realize our recorded deferred tax assets, and therefore we did not record a valuation allowance against our deferred tax assets as of December 31, 2012.

Discontinued Operations
During the year ended December 31, 2012, we concluded that we did not intend to maintain continuing involvement with our retail shopping center in Kalispell, Montana which was listed for sale. Additionally, we determined that we would not have continuing involvement in certain real estate ownership in Sacramento, California. Accordingly, the results of these operations have been classified as discontinued operations in our statements of operations for all periods presented. During the year ended December 31, 2011, we concluded that we did not intend to maintain continuing involvement with our hotel listed for sale located in Medford, Oregon. Accordingly, the operations of this hotel have been classified as discontinued operations in our statements of operations for all years presented. For the year ended December 31, 2010, we concluded that a leased hotel in Astoria, Oregon had reached the end of its useful life and the hotel was closed. Accordingly, the operations of that hotel have been classified as discontinued operations for all years presented. For additional information, see Note 7 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

At December 31, 2012, we had total long term debt due within one year of $49.2 million. This includes a $10.3 million term loan under our Wells Fargo credit facility that matures on June 30, 2013, and other debt with a balance of $38.9 million maturing on July 11, 2013. Our current liabilities at December 31, 2012 exceeded our current assets, excluding assets held for sale, by $42.3 million. As discussed further below, we are actively pursuing financing alternatives to address maturing indebtedness and to supplement working capital.

We have up to $10 million of revolving credit available under our current Wells Fargo facility, subject to certain financial covenants. We had no amounts drawn on the revolving line at either December 31, 2012 or the date of filing for this Form 10‑K. We continue to be in compliance with our debt covenants, to generate positive cash flow from operations and to have adequate liquidity to fund our ongoing operating activities; however there can be no assurance that we will be able to repay or refinance our debts when they mature or to invest in our hotels to remain competitive at our current rates.

Principal payments of $0.5 million are required on the Wells Fargo term loan on the last day of each calendar quarter or the first business day thereafter. Additional principal payments will be required if a property securing the loan is sold or we raise new equity. In the case of a property sale, the additional payment required will be the greater of (i) 50% of the net proceeds from the sale or (ii) 50% of the appraised market value of the property that is sold. In the case of an equity issuance, the additional payment required will be 50% of the net offering proceeds. The maturity of the credit facility was recently extended by three months, so all remaining unpaid amounts on the term loan and the revolving line of credit are now due on June 30, 2013.
Interest during 2012 under the term loan and revolving line of credit was payable at our option (i) at a fluctuating rate 2% above a base rate in effect from time to time, or (ii) at a rate 4.25% above LIBOR (under one, three or six month terms).

Our obligations under the facility are (i) guaranteed by our subsidiaries Red Lion Hotels Limited Partnership, Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Holdings, Inc., (ii) secured by our accounts receivable and inventory, and (iii) further collateralized by our owned hotel properties in Bellevue, Spokane, Olympia, Kelso, and Wenatchee, Washington; in Post Falls, Pocatello, and Boise, Idaho; in Bend and Coos Bay, Oregon; and our commercial mall and hotel in Kalispell, Montana. During the year ended December 31, 2012, three hotel properties located in Sacramento, California; Helena, Montana, and Aurora, Colorado that were included as collateral for the credit facility were sold and we made additional required payments of $17.7 million in aggregate.

The credit facility requires us to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage and to debt service coverage ratios. It also includes customary events of default. We were in compliance with these covenants at December 31, 2012.

We are committed to keeping our properties well-maintained and attractive to our customers in order to enhance our competitiveness within the industry and keep our hotels in the midscale category. This requires ongoing access to capital for replacement of outdated furnishings as well as for facility repair, modernization and renovation. Over the last four to five years, our levels of capital expenditures for these purposes have been lower than normal due to the general economic conditions impacting our industry. As a result, we will be required over the next 24 months to invest significant amounts in hotel renovations, updates and maintenance in order to support the room rates that we have historically charged.

We have announced a listing for sale or the intent to sell some of our real estate assets. See Note 6 and Note 7 of Notes to Consolidated Financial Statements for further detail.

We may seek to raise additional funds through public or private financings, strategic relationships, sales of assets or other arrangements. We cannot assure that such funds, if needed, will be available on terms attractive to us, or at all. If we sell additional assets, these sales may result in future impairments or losses on the final sale. Furthermore, current assets held for sale may have future impairments related to the marketing process or final sale. Finally, any additional equity financings may be dilutive to shareholders and debt financing, if available, may involve covenants that place substantial restrictions on our business. As described above, additional principal payments will be required on our Wells Fargo term loan if a property securing that loan is sold or we raise new equity. Our failure to secure funding as and when needed could have a material adverse impact on our financial condition and our ability to pursue business strategies.

At December 31, 2012 outstanding debt was $80.0 million. That debt balance includes $10.3 million outstanding on the Wells Fargo term loan. We also had $30.8 million of debentures due to Red Lion Hotels Capital Trust and a total of $38.9 million in nine fixed-rate notes collateralized by individual properties ("CMBS debt"). Our average pre-tax interest rate on debt was 7.5% at December 31, 2012, of which 87.1% was fixed at an average rate of 7.9% and 12.9% was at an average variable rate of 4.3%. As mentioned above, the Wells Fargo term loan matures in on June 30, 2013, and the CMBS debt matures on July 11, 2013.

The CMBS debt consists of two pools of cross securitized debt: (i) one consisting of five properties with total borrowings of $18.4 million; and (ii) a second consisting of four properties with total borrowings of $20.5 million. Each pool of securitized debt includes defeasance provisions for early repayment.
We have a commitment from Wells Fargo to provide a new credit facility on the following terms upon maturity of the current facility:

•	The facility will include a revolving line of credit for up to $10 million for general corporate purposes.

•	The facility will include a term loan of up to $53.8 million that we plan to use to:

◦
refinance the $8.8 million we expect to owe as of June 30, 2013 under our existing term loan with Wells Fargo (the $8.8 million and the total amount of the new term loan will each decrease by the amount of any additional principal payments we make on the existing term loan if we sell certain properties prior to June 30, 2013); and

◦	refinance the $38.2 million we will owe on the CMBS debt as of June 30, 2013 to other lenders under notes that are secured by nine of our hotel properties and that mature on July 11, 2013.

The remaining $6.8 million of the term loan will be available for general corporate purposes.

•	Principal payments will be required on the term loan in amounts sufficient to amortize the principal over a period of 15 years.

•	We will pay an origination fee equal to 0.50% of the availability under the revolving line of credit and 1.00% of the term loan.

•	The term of the revolving line of credit will mature on June 30, 2015. The term loan will mature on June 30, 2018.

•
Interest under the term loan and revolving line of credit will initially be payable at our option (i) at a fluctuating rate 0.75% above a base rate in effect from time to time, or (ii) at a rate 3.25% above LIBOR (under one, three or six month terms). Beginning in 2015, the spread on the LIBOR will decline if our senior leverage ratio is less than 3.00. We will be required to enter into a swap to hedge at least 40% of our interest rate exposure under the term loan.

•
The facility will be secured by approximately 20 of our hotel properties, which must be appraised at an aggregate value equal to at least twice the total commitment. If one of those properties is sold, we will be required to make an additional principal payment on the term loan equal to the greater of (i) 50% of the net proceeds from the sale, or (ii) 50% of the appraised market value of the property being sold. If any such additional principal payment exceeds $1 million, the remaining principal balance amortization will be modified to reflect the additional payment.

•
Our obligations under the facility will be (i) guaranteed by our subsidiaries Red Lion Hotels Limited Partnership, Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Holdings, Inc., and (ii) further secured by our accounts receivable and inventory.

•
Wells Fargo's obligation to provide the facility is subject to various conditions, including (i) negotiation of credit documents in form and substance satisfactory to it, (ii) satisfactory completion and review of appraisals on the properties collateralizing the facility, (iii) satisfactory completion and review of environmental due diligence, and (iv) the absence of any material adverse change prior to closing.

The facility will require us to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage and to debt service and loan commitment coverage. It will also include customary events of default. We paid Wells Fargo a nonrefundable fee in the amount of $100,000, which will be credited to origination fees if the facility is entered into.

Because of the conditions to Wells Fargo's obligations under the commitment, there is no assurance that we will be successful in obtaining this new credit facility.

Operating Activities

Net cash provided by operating activities in 2012 totaled $13.5 million, a $11.7 million increase from net cash provided by operating activities of $1.8 million during 2011 and a $6.0 million decrease from $19.5 million net cash provided in 2010. The primary drivers of the 2012 increase from 2011 are favorable timing of accounts payable payments and the timing of accrued payroll based upon the pay dates in 2012. In addition to the timing of our liabilities we have seen an increase in accounts receivable collection and the use of restricted cash for payments of capital purchases for our CMBS debt properties. Working capital changes, including changes to restricted cash, receivables, inventories, prepaid expenses, payables and accrued expenses and deferred income, were unfavorable in 2011 compared to 2010 by $13.1 million. In 2011, we had a $1.7 million higher accounts receivable balance relating to the timing of collection of receivables in our entertainment segment. Additionally, we funded our January 3, 2012 payroll of approximately $1.7 million on December 30, 2011, resulting in a reduction in accrued payroll. The remaining variance was driven by the timing of vendor payments in 2011.

Investing Activities

Net cash provided by investing activities totaled $12.3 million during 2012 compared to net cash provided by investing activities of $21.6 million during 2011 and net cash used in investing activities of $10.4 million in 2010. The primary driver of the 2012 decrease was the $68.3 million that we received from the sale of our Seattle property in the prior year compared to the net cash of $20.8 million received in 2012 for the sales of our Sacramento, Helena and Denver Southeast properties. We had committed to invest approximately $10.0 million in capital improvements in 2012, but due to scheduling, some of these expenditures did not occur until early 2013. During 2010, we spent $10.6 million on investments in maintenance, technology and hotel improvement projects.

Financing Activities

Net cash used in financing activities was $21.3 million during 2012, compared to $25.4 million in 2011 and $8.9 million in 2010. Financing activities during 2012 included the net repayment of $0.8 million of our revolving credit facility borrowings, $1.0 million of our CMBS debt and $18.9 million of our term loan, $17.7 million of which was from proceeds received from the sale of our Sacramento, Helena and Denver Southeast properties. The year 2011 included the retirement of a revolving credit facility in the amount of $28.0 million, which drove the high amount used in that year.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and estimated interest on debt, as of December 31, 2012 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt (1)	$51,019	$51,019	$—	$—	$—
Operating and capital leases	23,526	4,744	8,272	4,538	5,972
Service agreements	1,480	655	550	275	—
Debentures due Red Lion
Hotels Capital Trust (1)	122,090	2,928	5,856	5,856	107,450
Total contractual obligations (2)	$198,115	$59,346	$14,678	$10,669	$113,422
__________

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)
With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.

In October 2007, we completed an acquisition of a 100-year (including extension periods) leasehold interest in a hotel in Anaheim, California for $8.3 million, including costs of acquisition. At our option, we were entitled to extend the lease for 19 additional terms of five years each, with increases in lease payments tied directly to the Consumer Price Index. We exercised the option to extend for the first additional five year term beginning in May 2011, leaving us with 18 remaining options to extend the lease for additional terms of five years each. We are obligated to pay $2.2 million per year in rent until the end of the extension period in April 2016, which is reflected in the table above.

In addition to the above mentioned obligations, we have leasehold interests at our properties in Eugene, Oregon, the Seattle Airport, the Vancouver property, and the Red Lion River Inn as well as our corporate headquarters location, both located in Spokane, Washington. These leases require us to pay fixed monthly rent and have expiration dates of 2013 and beyond.

Off-balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Matters

Franchise Update

At December 31, 2012, our network of hotels included 20 hotels under franchise agreements, representing a total of 3,818 rooms and 234,427 square feet of meeting space. During the second quarter of 2012, the franchise agreement with the owners of the Red Lion Hotel Idaho Falls was terminated. In July 2012, we signed a franchise agreement with the owners of a hotel in Cathedral City, California near Palm Springs and the hotel converted to the Red Lion Inn & Suites brand in December 2012. In August 2012, we entered into a franchise agreement with the buyer of the Helena property. In September 2012, we signed a franchise agreement with the owners of a hotel at the Denver International Airport. The hotel converted to the Red Lion Inn & Suites Denver Airport in January 2013. When we closed on the sale of the Sacramento property in August 2012, we terminated the franchise agreement. In September 2012, we entered into a franchise agreement with the buyer of the Sacramento property to franchise a separate hotel located in Sacramento. The Red Lion Hotel Woodlake Conference Center Sacramento which converted in October 2012. During the fourth quarter of 2012, we closed on the sale of the Denver Southeast property. Concurrent with the sale, we signed a franchise agreement with the new owners. Also during the fourth quarter of 2012, we signed a franchise agreement with the owners of a hotel in Kent, Washington, the hotel to converted to the Red Lion Inn & Suites in February 2013.

Asset Sale Update

During 2012, we signed separate letters of intent to sell our commercial mall in Kalispell, Montana and the Red Lion Hotel Pendleton in Pendleton, Oregon. Sales of these two properties are contingent upon completion of mutually acceptable definitive agreements and on each prospective buyer's satisfactory completion of due diligence. We are still marketing our property in Medford, Oregon. In October of 2012, we signed a letter of intent to sell our Red Lion Inn Missoula, in Missoula, Montana and closed on the sale of that property in the first quarter of 2013.

Seasonality

Our business is subject to seasonal fluctuations, with more revenues and profits realized from May through October than during the rest of the year. During 2012, revenues during the second and third quarters approximated 27.1% and 30.5%, respectively, of total revenues for the year, compared to revenues of 21.4% and 21.0% of total revenues during the first and fourth quarters respectively.

Inflation

The effect of inflation, as measured by fluctuations in the U.S. Consumer Price Index, has not had a material impact on our consolidated financial statements during the periods presented.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. We consider a critical accounting policy to be one that is both important to the portrayal of our financial condition and results of operations and requires management's most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements; however, we have also identified our most critical accounting policies and estimates below. Management has discussed the development and selection of our critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosures presented below.

Revenue Recognition and Receivables

Revenue is generally recognized as services are provided. When we receive payment from customers before our services have been performed, the amount received is recorded as deferred revenue until the service has been completed. We recognize revenue from the following sources:

Hotels - Room rental and food and beverage sales from owned and leased hotels. Revenues are recognized when our services have been performed, generally at the time of the hotel stay or guest's visit to the restaurant. This treatment is consistent with others within our industry. Our revenues are significantly impacted by global, national and regional economic conditions affecting the travel and hospitality industry, as well as the relative market share of our hotels compared with our competitors.

Franchise - Fees received in connection with the franchise of our brand names. Franchise revenues are recognized as earned in accordance with the contractual terms of the franchise agreements.

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

The financial and credit market volatility directly impacts fair value measurement through our company's estimated weighted average cost of capital used to determine discount rate, and through our common stock price that is used to determine market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term move or a longer-term trend.

Our other intangible assets include marketing and lease contracts, the values of which are amortized on a straight-line basis over the weighted average life of the agreements.

New and Future Accounting Pronouncements

Adopted Accounting Standards

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"). ASU 2012-02 permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test, resulting in guidance that is similar to the goodwill impairment testing guidance in FASB Accounting Standards Update No. 2011-08 "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment". ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted ASU 2012-02 in 2012 and its adoption did not materially impact our consolidated financial statements.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, "Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" ("ASU 2011-04"). ASU 2011-04 clarifies the application of existing fair value measurements and disclosure requirements and certain changes to principles and requirements for measuring fair value. This update is to be applied prospectively and is effective during interim and annual periods beginning December 15, 2011. The adoption of ASU 2011-04 enhanced the disclosure of the fair value of certain financial assets and liabilities that are not required to be recorded at fair value within our financial statements. See Note 18 of Notes to Consolidated Financial Statements.

Management has assessed the potential impact of other recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to our company, or are not anticipated to have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2012, $69.7 million of our outstanding debt was subject to currently fixed interest rates and was not exposed to market risk from rate changes. At December 31, 2012, we also had $10.3 million outstanding on a term loan at an interest rate of 4.3%, based on a variable rate. We can access up to $10 million on our current revolving line of credit, subject to certain financial covenants, to fund operating needs. As of December 31, 2012, the full $10 million on the revolving line of credit was available as we had no amount drawn as of that date.

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

The below table summarizes our debt obligations at December 31, 2012 on our consolidated balance sheet (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Total debt	$49,178	$—	$—	$—	$—	$—	$49,178	$49,362
Average interest rate							6.2%
Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$31,363
Average interest rate							9.5%

Item 8.	Financial Statements and Supplementary Data
See Item 15 of this annual report for certain information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this Item 8.
The following table sets forth supplementary financial data (in thousands except per share amounts) for each quarter for the years ended December 31, 2012 and 2011, derived from our unaudited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements.

	Year ended December 31,
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2012 (unaudited)
Room revenue	$20,506	$27,727	$33,614	$19,249	$101,096
Food and beverage revenue	7,417	8,611	8,023	7,509	31,560
Other hotel revenue	581	740	1,152	794	3,267
Total hotels segment revenue	28,504	37,078	42,789	27,552	135,923
Franchise revenue	1,089	1,309	1,555	1,224	5,177
Entertainment revenue	2,524	2,376	1,456	2,809	9,165
Other revenue	110	122	94	116	442
Total revenues	$32,227	$40,885	$45,894	$31,701	$150,707

Operating income (loss) from continuing operations	$(9,704)	$1,581	$2,886	$(4,633)	$(9,870)

Goodwill impairment	—	—	—	—	—
Asset impairment (2)	6,676	252	1,868	644	9,440
Gain on asset disposition	(104)	(103)	(16)	64	(159)
Net income (loss) from continuing operations	(7,130)	(133)	565	(3,769)	(10,467)
Net income (loss) from discontinued operations	(38)	(2,837)	(1,471)	132	(4,214)
Less net income or loss attributable to noncontrolling interest	(7)	—	—	—	(7)
Net income (loss) attributable to Red Lion Hotels Corporation	$(7,161)	$(2,970)	$(906)	$(3,637)	$(14,674)

Earnings (loss) per share - basic and diluted	$(0.37)	$(0.15)	$(0.05)	$(0.19)	$(0.76)

	Year ended December 31,
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2011 (unaudited)
Room revenue	$21,007	$28,442	$32,711	$19,651	$101,811
Food and beverage revenue	7,659	8,950	8,363	8,765	33,737
Other hotel revenue	1,012	1,109	1,058	697	3,876
Total hotels segment revenue	29,678	38,501	42,132	29,113	139,424
Franchise revenue	707	945	1,218	1,085	3,955
Entertainment revenue	2,800	4,640	1,499	2,440	11,379
Other revenue	91	103	127	102	423
Total revenues	$33,276	$44,189	$44,976	$32,740	$155,181

Operating income (loss) from continuing operations	$(4,781)	$34,578	$1,965	$(23,790)	$7,972

Goodwill impairment (1)	—	—	—	14,236	14,236
Asset impairment (2)	—	—	2,156	6,715	8,871
Gain on asset disposition (3)	(86)	(33,497)	(115)	319	(33,379)
Net income (loss) from continuing operations	(4,325)	19,053	95	(20,471)	(5,648)
Net income (loss) from discontinued operations	(447)	(292)	(224)	(451)	(1,414)
Less net income or loss attributable to noncontrolling interest	(10)	112	(7)	(9)	86
Net income (loss) attributable to Red Lion Hotels Corporation	$(4,762)	$18,649	$(122)	$(20,913)	$(7,148)

Earnings (loss) per share - basic and diluted	$(0.25)	$0.97	$(0.01)	$(1.09)	$(0.38)

(1)	In the fourth quarter of 2011, we recorded a pre-tax impairment charge to a portion of our goodwill asset related to hotel operations.

(2)
During the fourth and third quarters of 2012, we recorded pre-tax asset impairment charges of $0.4 million and $1.9 million, respectively on our Pendleton property, an asset held for sale. During the second and first quarters of 2012, we recorded pre-tax asset impairment charges of $0.3 million and $2.0 million, respectively on our Helena property, an asset held for sale (the sale of which was completed in the third quarter of 2012). During the first quarter of 2012, we recorded a pre-tax asset impairment charge of $3.9 million on our Denver Southeast property, also an asset held for sale (the sale of which was completed in the fourth quarter of 2012). During the first and fourth quarters of 2012, we recorded pre-tax impairment charges of $0.7 million and $0.2 million, respectively on our Missoula property, an asset held for sale. During the fourth quarter of 2011, we recorded a pre-tax asset impairment charge of $4.5 million on our Denver Southeast property and $0.5 million on our Missoula property. In addition, during the fourth quarter of 2011, we recorded a pre-tax asset impairment charge of $1.7 million for our Vancouver property to reflect the fair value of the related assets due to an anticipated right of way acquisition by the State of Washington. During the third quarter of 2011, we recorded a pre-tax asset impairment charge of $2.2 million on our Helena property.

(3)	During the second quarter of 2011, we recorded a $33.5 million pre-tax gain on the sale of our Red Lion Hotel on Fifth Avenue in Seattle.

Financial Statements
The 2012 Consolidated Financial Statements of Red Lion Hotels Corporation are
presented on pages 51 to 79 of this annual report.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Red Lion Hotels Corporation
Spokane, Washington
We have audited the accompanying consolidated balance sheets of Red Lion Hotels Corporation (the "Company") as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Lion Hotels Corporation at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Red Lion Hotels Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2013 expressed an unqualified opinion thereon.

BDO USA, LLP
Spokane, WA
March 14, 2013

RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and December 31, 2011

	2012	2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,477	$1,981
Restricted cash	2,417	3,358
Accounts receivable, net	5,774	7,381
Notes receivable	4,112	210
Inventories	1,329	1,346
Prepaid expenses and other	2,648	1,973
Deferred income taxes	2,342	4,291
Assets held for sale	18,288	30,380
Total current assets	43,387	50,920
Property and equipment, net	195,012	232,589
Goodwill	8,512	8,512
Intangible assets	6,992	6,992
Notes receivable - long term	2,902	628
Other assets, net	4,137	5,255
Total assets	$260,942	$304,896
LIABILITIES
Current liabilities:
Accounts payable	$5,967	$4,928
Accrued payroll and related benefits	2,504	2,103
Accrued interest payable	190	231
Advance deposits	248	380
Other accrued expenses	9,286	9,249
Revolving credit facility	—	844
Long-term debt, due within one year	49,178	3,274
Total current liabilities	67,373	21,009
Long-term debt, due after one year	—	66,378
Deferred income	3,923	4,643
Deferred income taxes	5,913	16,176
Debentures due Red Lion Hotels Capital Trust	30,825	30,825
Total liabilities	108,034	139,031
Commitments and contingencies
STOCKHOLDERS' EQUITY
Red Lion Hotels Corporation stockholders' equity
Preferred stock- 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock- 50,000,000 shares authorized; $0.01 par value; 19,451,849 and 19,172,670 shares issued and outstanding	195	192
Additional paid-in capital, common stock	150,798	149,027
Retained earnings	1,915	16,589
Total Red Lion Hotels Corporation stockholders' equity	152,908	165,808
Noncontrolling interest	—	57
Total stockholders' equity	152,908	165,865
Total liabilities and stockholders' equity	$260,942	$304,896
The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010
	(In thousands, except per share data)
Revenue:
Hotels	$135,923	$139,424	$145,527
Franchise	5,177	3,955	3,209
Entertainment	9,165	11,379	9,236
Other	442	423	440
Total revenues	150,707	155,181	158,412
Operating expenses:
Hotels	110,614	112,382	113,825
Franchise	4,758	3,838	3,018
Entertainment	9,020	10,584	7,769
Other	828	706	555
Depreciation and amortization	15,195	17,869	19,150
Hotel facility and land lease	4,859	6,599	6,807
Goodwill impairment	—	14,236	—
Asset impairment	9,440	8,871	—
Loss (gain) on asset dispositions, net	(159)	(33,379)	(25)
Undistributed corporate expenses	6,022	5,503	6,304
Total operating expenses	160,577	147,209	157,403
Operating income (loss)	(9,870)	7,972	1,009
Other income (expense):
Interest expense	(6,959)	(8,355)	(9,012)
Other income, net	229	432	409
Income (loss) from continuing operations before taxes	(16,600)	49	(7,594)
Income tax (benefit) expense	(6,133)	5,697	(2,791)
Net income (loss) from continuing operations	(10,467)	(5,648)	(4,803)
Discontinued operations:
Income (loss) from discontinued business units, net of income tax (benefit) expense of $176, $(593) and $(51), respectively	312	(1,045)	(120)
Loss on disposal and impairment of the assets of the discontinued business units, net of income tax (benefit) expense of $(2,566), $(210) and $(2,095), respectively	(4,526)	(369)	(3,696)
Income (loss) from discontinued operations	(4,214)	(1,414)	(3,816)
Net income (loss)	(14,681)	(7,062)	(8,619)
Less net income or loss attributable to noncontrolling interest	(7)	86	(10)
Net income (loss) attributable to Red Lion Hotels Corporation	$(14,674)	$(7,148)	$(8,609)
Earnings (loss) per share attributable to Red Lion Hotels Corporation
Basic and diluted:
Net income (loss) from continuing operations	$(0.54)	$(0.30)	$(0.26)
Net income (loss) from discontinued operations	$(0.22)	$(0.08)	$(0.21)
Net income (loss) attributable to Red Lion Hotels Corporation	$(0.76)	$(0.38)	$(0.47)
Weighted average shares - basic	19,327	19,053	18,485
Weighted average shares - diluted	19,327	19,053	18,485

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2012, 2011, and 2010

	Red Lion Hotels Corporation Stockholders' Equity
	Common Stock				Equity Attributable to Non-controlling Interest

	Shares	Amount	Additional Paid-In Capital	Retained Earnings		Total Equity
	(In thousands, except share data)
Balances, December 31, 2009	18,180,104	$182	$142,479	$32,346	$15	$175,022
Net income (loss)	—	—	—	(8,609)	(10)	(8,619)
Stock issued under employee stock purchase plan	32,162	—	130	—	—	130
Stock issued under option plan	429,528	4	2,482	—	—	2,486
Stock based compensation	227,460	3	1,743	—	—	1,746
Balances, December 31, 2010	18,869,254	189	146,834	23,737	5	170,765
Net income (loss)	—	—	—	(7,148)	86	(7,062)
Distributions to noncontrolling interest	—	—	—	—	(34)	(34)
Stock issued under employee stock purchase plan	22,382	—	129	—	—	129
Stock issued under option plan	163,035	2	874	—	—	876
Stock based compensation	117,999	1	1,106	—	—	1,107
Tax benefit associated with stock based plans	—	—	84	—	—	84
Balances, December 31, 2011	19,172,670	192	149,027	16,589	57	165,865
Net income (loss)	—	—	—	(14,674)	(7)	(14,681)
Stock issued under employee stock purchase plan	17,304	—	102	—	—	102
Stock issued under option plan	61,492	1	348	—	—	349
Stock based compensation	155,546	2	1,253	—	—	1,255
Common stock exchanged for non-controlling interest in partnership	44,837	—	50	—	(50)	—
Tax benefit associated with stock based plans	—	—	18	—	—	18
Balances, December 31, 2012	19,451,849	$195	$150,798	$1,915	$—	$152,908

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010
	(In thousands)
Operating activities:
Net income (loss)	$(14,681)	$(7,062)	$(8,619)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,815	19,021	20,919
(Gain) loss on disposition of property, equipment and other assets, net	80	(33,379)	(26)
Goodwill impairment	—	14,236	—
Asset impairment	16,294	9,449	5,792
Termination of sublease agreement, net	—	—	(2,109)
Deferred income taxes	(8,314)	4,458	(5,168)
Equity in investments	1	52	48
Stock based compensation expense	1,344	1,251	1,594
Provision for doubtful accounts	423	176	378
Change in current assets and liabilities:
Restricted cash	941	762	(319)
Accounts receivable	1,000	(1,764)	209
Notes receivable	(109)	—	—
Inventories	(61)	(56)	22
Prepaid expenses and other	(675)	(36)	1,308
Accounts payable	1,039	(2,218)	1,067
Accrued payroll and related benefits	526	(2,264)	2,203
Accrued interest payable	(41)	(45)	(42)
Deferred income	(17)	275	—
Other accrued expenses and advance deposits	(95)	(1,059)	2,230
Net cash (used in) provided by operating activities	13,470	1,797	19,487
Investing activities:
Purchases of property and equipment	(8,442)	(46,278)	(10,615)
Proceeds from disposition of property and equipment	20,819	68,346	44
Advances to Red Lion Hotels Capital Trust	(27)	(27)	(27)
Other, net	(3)	(430)	170
Net cash (used in) provided by investing activities	12,347	21,611	(10,428)

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
For the Years Ended December 31, 2012, 2011, and 2010

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Financing activities:
Borrowings on revolving credit facility	2,122	10,844	15,500
Borrowings on long-term debt	—	18,042	—
Repayment of revolving credit facility	(2,966)	—	(23,500)
Retirement of revolving credit facility	—	(28,000)	—
Repayment of long-term debt	(20,474)	(25,542)	(3,170)
Distribution to operating partnership unit holders	—	(34)	—
Proceeds from stock options exercised	349	876	2,486
Proceeds from issuance of common stock under employee stock purchase plan	102	129	130
Common stock redeemed	(214)	(144)	(86)
Additions to deferred financing costs	(258)	(1,694)	(292)
Tax benefit associated with stock based plans	18	84	—
Net cash (used in) provided by financing activities	(21,321)	(25,439)	(8,932)

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	4,496	(2,031)	127
Cash and cash equivalents at beginning of period	1,981	4,012	3,885
Cash and cash equivalents at end of period	$6,477	$1,981	$4,012

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Income taxes	$149	$415	$—
Interest on debt	$7,000	$8,418	$9,115
Cash received during periods for:
Income taxes	$44	$—	$672
Non-cash operating, investing and financing activities:
Reclassification of property and other assets to assets held for sale	$4,277	$30,380	$—
Exchange of note receivable for real property	$6,000	$—	$—
Exchange of common stock for noncontrolling interest in partnership	$50	$—	$—
Conversion of non-current restricted cash to accounts receivable	$75	$—	$—
Conversion of note receivable to fixed assets	$210	$—	$—
Conversion of accounts receivable to note receivable	$277	$—	$377
Reclassification of restricted cash to accounts receivable	$—	$—	$—
Reclassification of intangible assets to property and equipment	$—	$953	$—
Bonuses to employees paid in stock	$125	$—	$237

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation ("Red Lion", "we", "our", "us" or the "company") is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of hotels under our proprietary brands, including Red Lion Hotels, Red Lion Inns & Suites and Leo Hotel Collection (the "Red Lion Brands"). As of December 31, 2012, the Red Lion network of hotels was comprised of 48 hotels located in nine states and one Canadian province, with 9,015 rooms and 484,693 square feet of meeting space. As of that date, we operated 28 hotels, of which 23 are wholly owned and five are leased, and franchised 20 hotels.

We are also engaged in entertainment operations, which derive revenues from promotion and presentation of entertainment productions and ticketing services under the operations of WestCoast Entertainment and TicketsWest. The ticketing service offers ticketing inventory management systems, call center services, and outlet/electronic distributions for event locations.

We were incorporated in the state of Washington in April 1978, and until 1999 operated hotels under various brand names including Cavanaughs Hotels. In 1999, we acquired WestCoast Hotels, Inc., and rebranded our Cavanaughs hotels to the WestCoast brand, changing our name to WestCoast Hospitality Corporation. In 2001, we acquired Red Lion Hotels, Inc. In September 2005, after rebranding most of our WestCoast hotels to the Red Lion brand, we changed our name to Red Lion Hotels Corporation. The financial statements encompass the accounts of Red Lion Hotels Corporation and all of its consolidated subsidiaries, including Red Lion Hotels Holdings, Inc., Red Lion Hotels Franchising, Inc., and Red Lion Hotels Limited Partnership ("RLHLP").

During 2011 and a portion of the first quarter of 2012, Red Lion Hotels Corporation owned 99.7% of RLHLP. The remaining 0.3% is reflected in our 2011 and first quarter 2012 financial statements as non-controlling interest. In February 2012, we elected to issue 44,837 shares of our common stock in exchange for a like number of operating partnership units ("OP Units") that then certain limited partners had put to RLHLP. Partners who held OP Units had the right to put those units to RLHLP, in which case either (i) RLHLP had to redeem the units for cash, or (ii) as general partner, we could elect to acquire the OP Units for cash or in exchange for a like number of shares of our common stock. RLHLP remained in existence as a limited partnership because there were 70,842.51 OP Units held by North River Drive Company, a wholly owned subsidiary of Red Lion Hotels Corporation. In December 2012, North River Drive Company was merged into Red Lion Hotels Corporation and no longer exists. However, RLHLP remains as a limited partnership for state law (but not federal tax) purposes because Red Lion Hotels Corporation and its wholly owned subsidiary, Bellevue Inn LLC, are its two partners.

The financial statements also include an equity method investment in a 19.9% owned real estate venture, as well as certain cost method investments in various entities included as other assets, over which we do not exercise significant influence. In addition, we hold a 3% common interest in Red Lion Hotels Capital Trust (the "Trust") that is considered a variable interest entity. We are not the primary beneficiary of the Trust; thus, it is treated as an equity method investment. The consolidated financial statements include all of the activities of our cooperative marketing fund, a variable interest entity, of which we are the primary beneficiary.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared by Red Lion pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with generally accepted accounting principles in the United States of America ("GAAP"), and include all accounts and wholly and majority-owned subsidiaries' accounts. All significant inter-company and inter-segment transactions and accounts have been eliminated upon consolidation. Certain amounts disclosed in prior period financial statements have been reclassified to conform to the current period presentation. Specifically, certain operations have been classified as discontinued and are reflected as such in all periods presented.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. At times, cash balances at banks and other financial institutions may be in excess of federal insurance limits.

Restricted Cash

In accordance with our various borrowing arrangements, at December 31, 2012 and 2011, cash of approximately $2.4 million and $3.4 million, respectively, was held in escrow for the future payment of insurance, property taxes, repairs and furniture and fixtures.

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

The following schedule summarizes the activity in the allowance account for trade accounts receivable for the past three years for continuing operations:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Allowance for doubtful accounts, continuing operations
Balance, beginning of year	$396	$502	$395
Additions to allowance	178	189	322
Write-offs, net of recoveries	(464)	(295)	(215)
Balance, end of year	$110	$396	$502

Inventories

Inventories consist primarily of food and beverage products held for sale at the company-operated restaurants and guest supplies. Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value.

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

Valuation of Definite Lived Intangibles and Long-Lived Assets

We test definite lived intangibles and long-lived asset groups for recoverability when changes in circumstances indicate the carrying value may not be recoverable, for example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, or significant negative industry or economic trends. We also perform a test for recoverability when management has committed to a plan to sell or otherwise dispose of an asset group and the plan is expected to be completed within a year. We evaluate recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that we expect will be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the estimated fair value. When we recognize an impairment loss for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their remaining useful life.

We base our calculations of the estimated fair value of a definite lived intangible asset or asset group on the income approach or the market approach. The assumptions and methodology utilized for the income approach are the same as those described in the "Valuation of Goodwill" caption. For the market approach, we use analyses based primarily on market comparables, recent appraisals and assumptions about market capitalization rates, growth rates, and inflation.

For information on impairment losses recorded in 2012, 2011 and 2010 associated with definite lived intangibles and long-lived assets, see Note 5, Note 6, Note 7 and Note 8.

Valuation of Goodwill and Indefinite Lived Intangible Assets

We assess goodwill of our segments for potential impairments annually as of October 1, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. For purposes of goodwill impairment testing, we have determined that the individual segments where goodwill is recorded constitute reporting units as defined in the literature.

In the first step of evaluating goodwill for impairment we compare the estimated fair value of the reporting unit with its carrying value. If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed.

If the estimated fair value of the reporting unit is less than its carrying amount, we proceed to the second step of the test to calculate the implied fair value of the reporting unit's goodwill in order to determine whether any impairment is required. We calculate the implied fair value of the reporting unit's goodwill by allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss for that excess amount. In allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit, we use industry and market data, recent appraisals and knowledge of the industry and past experiences.

We base our calculations of the estimated fair value of a reporting unit on a combined income and market approach. For the income approach, we use a discounted cash flow model that includes the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on historical data and experience, third-party appraisals, industry projections, micro and macro general economic condition projections, and our own expectations. For the market approach, we use analyses based primarily on market comparables and assumptions about market capitalization rates, growth rates, and inflation.

For information on goodwill impairment charges, see Note 8.

Assets Held for Sale

We consider a property to be an asset held for sale when all of the following criteria are met:

•	management commits to a plan to sell the property;

•	it is unlikely that the disposal plan will be significantly modified or discontinued;

•	the property is available for immediate sale in its present condition;

•	actions required to complete the sale of the property have been initiated;

•	sale of the property is probable, we expect the completed sale will occur within one year; and

•	the property is actively being marketed for sale at a price that is reasonable given its current market value.

Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and cease depreciation.

For information on the assets classified as held for sale, see Note 6.

Notes Receivable

We carry notes receivable at their estimated collection amount and they are classified as either current or noncurrent depending on the expected collection date. Interest income on notes receivable is recognized using the interest method.

During 2012, we sold two properties, Red Lion Hotel Sacramento at Arden Village ("Sacramento property") and Red Lion Hotel Denver Southeast in Aurora, Colorado ("Denver Southeast property") in which $2.0 million and $4.0 million remains payable, respectively, pursuant to secured promissory notes. Refer to Note 6 and Note 7 for further discussion.

Other Assets

Other assets primarily include deferred loan fees, straight-line rental income, and equity method and cost method investments discussed in Note 1. Deferred loan fees are amortized using the effective interest method over the term of the related loan agreement, and totaled $0.2 million, $0.7 million and $0.6 million at December 31, 2012, 2011 and 2010, respectively.

Cost method investments are carried at their original purchase price. Equity method investments are carried at cost, adjusted for our proportionate share of earnings and any investment disbursements.

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

Deferred Income

During the year ended December 31, 2011, we entered into an agreement with a new tenant of the Sacramento property. We received $0.3 million in consideration that was to be amortized over the lease period as deferred lease revenue. During 2012, prior to the sale of the property, we recognized $16,000 in deferred lease income and upon the sale of the property the remaining amount was recognized. Refer to Note 7. During the year ended December 31, 2011, we recognized $23,000 in deferred lease income.

In 2003, we sold a hotel to an unrelated party in a sale-operating leaseback transaction. The pre-tax gain on the transaction of approximately $7.0 million was deferred and is being amortized into income over the period of the lease term, which expires in November 2018 and is renewable for three, five-year terms at our option. During 2012, 2011 and 2010, we recognized income of approximately $0.5 million each year for the amortization of the deferred gain. The remaining balance at December 31, 2012, was $2.7 million.

Income Taxes

Deferred tax assets and liabilities and income tax expenses and benefits are recorded for the expected future income tax consequences of events that have been recognized in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Certain wholly or partially-owned entities, including RLHLP and Bellevue Inn LLC, do not directly pay income taxes. Instead, their taxable income either flows through to us or to the other respective owners of the entities.

We recognize the financial statement effect of a tax position when, based on the technical merits of the uncertain tax position, it is more likely than not to be sustained on a review by taxing authorities. These estimates are based on judgments made from information currently available to us. We review these estimates and make changes to recorded amounts of uncertain tax positions as facts and circumstances warrant. For additional information about income taxes, see Note 15.

A valuation allowance against the deferred tax assets has not been established as we believe it's more likely than not that these assets will be realized through the reversal of the deferred tax liabilities.

Revenue Recognition and Receivables

Revenue is generally recognized as services are provided. When payments from customers are received before services have been performed, the amount received is recorded as deferred revenue until the service has been completed. We recognize revenue from the following sources:

•
Hotels - Room rental and food and beverage sales from owned and leased hotels. Revenues are recognized when services have been performed, generally at the time of the hotel stay or guest's visit to the restaurant.

•
Franchise - Fees received in connection with the franchise and marketing of our brand names. Franchise revenues are recognized as earned in accordance with the contractual terms of the franchise agreements.

•
Entertainment - Computerized event ticketing services and promotion of Broadway-style shows and other special events. Where we act as an agent and receive a net fee or commission, it is recognized as revenue in the period the services are performed. When we are the promoter of an event and are at-risk for the production, revenues and expenses are recorded in the period of the event performance.

Advertising and Promotion

Costs associated with advertising and promotional efforts are generally expensed as incurred. During the years ended December 31, 2012, 2011 and 2010, we incurred approximately $3.2 million, $3.5 million and $3.4 million, respectively, in advertising expense from continuing operations. These amounts include advertising and promotion spent by the Red Lion Central Program Fund discussed below.

Central Program Fund

In 2002, we established the Central Program Fund ("CPF") in accordance with our various domestic franchise agreements. The CPF acts as an agent in providing services to its members, the hotels owned and leased by us and our franchisees. These services include advertising, frequent guest program administration, reservation services, national sales promotions and brand and revenue management services intended to increase sales and enhance the reputation of the Red Lion brand. CPF contributions by company owned and leased hotels and those made by the franchisees, based on the individual franchise agreements, and are up to 4.5% of room revenue. We can elect to contribute additional funds to the CPF in order to accelerate brand awareness or increase marketing and advertising expense to grow the brand, among other things. Activities of the CPF are conducted as a service, not as an operation or business venture.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share gives effect to all dilutive potential shares that are outstanding during the period and include outstanding stock options and other outstanding employee equity grants, as well as the effect of noncontrolling interest related to the previously outstanding OP Units of RLHLP, by increasing the weighted-average number of shares outstanding by their effect. When we report a net loss during the period, basic and diluted earnings (loss) per share are the same. See Note 14.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

Reclassifications

Certain amounts disclosed in prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported income/losses, cash flows, total assets, or stockholders' equity as previously reported. See Note 5, Note 6 and Note 7.
Recent Accounting Pronouncements

Adopted Accounting Standards

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"). ASU 2012-02 permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test, resulting in guidance that is similar to the goodwill impairment testing guidance in FASB Accounting Standards Update No. 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment". ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted ASU 2012-02 in 2012, and its adoption did not materially impact our consolidated financial statements.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, "Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" ("ASU 2011-04"). ASU 2011-04 clarifies the application of existing fair value measurements and disclosure requirements and certain changes to principles and requirements for measuring fair value. This update is to be applied prospectively and is effective during interim and annual periods beginning December 15, 2011. The adoption of ASU 2011-04 enhanced the disclosure of the fair value of certain financial assets and liabilities that are not required to be recorded at fair value within our financial statements. See Note 18 for discussion of fair value.

Management has assessed the potential impact of other recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to our company, or are not anticipated to have a material impact on our consolidated financial statements.

3.	Liquidity, Financial Condition and Risks of Refinancing Debt

At December 31, 2012, we had total long term debt due within one year of $49.2 million. This includes a $10.3 million term loan that matures on June 30, 2013 and other debt with a balance of $38.9 million maturing on July 11, 2013. Our current liabilities at December 31, 2012 exceeded our current assets, excluding assets held for sale, by $42.3 million. We are actively pursuing financing alternatives to address maturing liabilities and to supplement working capital. Refer to Note 19 for more information.

We continue to be in compliance with our debt covenants, to generate positive cash flow from operations and to have adequate liquidity to fund our ongoing operating activities; however, there can be no assurance that we will be able to repay or refinance our debts when they mature or invest in our hotels to remain competitive at our current rates.

We announced the listing for sale or the intent to sell some of our real estate assets in 2011 and 2012. See Note 5 and Note 6. In 2012, we closed on the sale of the Denver Southeast property, the Sacramento property and Red Lion Colonial Hotel in Helena, Montana ("Helena property") for $27.6 million in aggregate proceeds, including $21.6 million in cash of which $17.7 million was used to pay down the balance of the term loan to $10.3 million. See Note 6 and Note 7 for further discussion.

In 2011, we completed the sale of our Red Lion Hotel on Fifth Avenue in Seattle ("Seattle property"), Washington for $71 million in cash and used $28 million of the proceeds to retire our previous revolving credit facility. We used additional proceeds of $37 million to acquire a portfolio of 10 previously leased hotels from iStar Financial, Inc. in November 2011. As a result of this acquisition, contractual annual lease payment obligations of approximately $4.3 million have been eliminated.

We may seek to raise additional funds through public or private financings, strategic relationships, sales of assets or other arrangements. We cannot assure that such funds, if needed, will be available on terms attractive to us, or at all. If we sell additional assets, these sales may result in future impairments or losses on the final sale. Furthermore, any additional equity financings may be dilutive to shareholders and debt financing, if available, may involve covenants that place substantial restrictions on our business. Additional principal payments will be required on our term loan if a property securing that facility is sold or we raise new equity. In the case of a property sale, the additional payment required will be the greater of (i) 50% of the net proceeds from the sale, or (ii) 50% of the appraised market value of the property being sold. In the case of an equity issue, the additional payment required will be 50% of the net equity proceeds raised. Refer to Note 9 for further discussion. Our failure to secure funding as and when needed and the refinancing of our maturing long-term debt, could have a material adverse impact on our financial condition and our ability to pursue business strategies.

4.	Business Segments

We have three operating segments: hotels, franchise and entertainment. The "other" segment consists of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense and income taxes; therefore, it has not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues and expenses.

Selected information with respect to continuing operations is provided below (in thousands):

	Year ended December 31,
	2012	2011	2010
Revenues:
Hotels	$135,923	$139,424	$145,527
Franchise	5,177	3,955	3,209
Entertainment	9,165	11,379	9,236
Other	442	423	440
	$150,707	$155,181	$158,412
Operating income (loss):
Hotels	$(2,285)	$14,766	$7,454
Franchise	374	69	62
Entertainment	(244)	478	1,115
Other	(7,715)	(7,341)	(7,622)
	$(9,870)	$7,972	$1,009
Capital Expenditures:
Hotels (1,2,3)	$7,690	$33,849	$9,432
Franchise	6	106	481
Entertainment	171	459	188
Other (2)	785	12,817	513
	$8,652	$47,231	$10,614
Depreciation and Amortization:
Hotels	$13,456	$15,965	$17,517
Franchise	45	49	79
Entertainment	389	300	352
Other	1,305	1,555	1,202
	$15,195	$17,869	$19,150

	December 31,
	2012	2011
Identifiable assets:
Hotels (1) (2)	$212,418	$249,672
Franchise	8,994	8,933
Entertainment	5,976	6,541
Other (2)	33,554	39,750
	$260,942	$304,896
__________

(1)	Includes the asset acquisition of ten hotels, which were formerly leased, in the fourth quarter of 2011 for $37 million plus acquisition costs.

(2)	Includes the capital expenditures and identifiable assets of assets classified as held for sale.

(3)	Includes $1.0 million of a noncash reclassification of intangible assets to property and equipment in 2011.

5.	Property and Equipment

Property and equipment used in continuing operations is summarized as follows (in thousands):

	December 31,
	2012	2011
Buildings and equipment	$221,217	$247,809
Furniture and fixtures	38,976	41,896
Landscaping and land improvements	7,099	8,129
	267,292	297,834
Less accumulated depreciation and amortization	(133,446)	(138,272)
	133,846	159,562
Land	58,265	71,264
Construction in progress	2,901	1,763
Property and equipment, net	$195,012	$232,589

In the third quarter of 2012, the Red Lion Hotel Pendleton in Pendleton, Oregon ("Pendleton property") and our commercial mall in Kalispell, Montana ("Kalispell Mall property") were classified as assets held for sale and are excluded from the table above as of December 31, 2012. See Note 6 and Note 7 for further discussion.

The table for the year ended December 31, 2011 includes the property and equipment of the Sacramento property as it was not classified as an asset held for sale until the second quarter of 2012. We completed the sale of the Sacramento property in the third quarter of 2012 and the assets are no longer reflected in our financial statements as of December 31, 2012. Refer to Note 7 for further discussion.

The table for the year ended December 31, 2011 excludes the property and equipment of the Helena property and the Denver Southeast property, which were classified as assets held for sale at that date. In the third and fourth quarter of 2012, we completed the sale of the Helena property and the Denver Southeast property, respectively and the assets are no longer reflected in our financial statements as of December 31, 2012. See Note 6 for further discussion. The table also excludes the property and equipment of the Red Lion Hotel Medford, Oregon ("Medford property") and the Red Lion Inn Missoula in Missoula, Montana ("Missoula property"), which were both classified as assets held for sale at December 31, 2012 and 2011. The Missoula property was sold in February 2013, refer to Note 19 for more information.

On November 2, 2011, we purchased the assets of ten hotels formerly leased by us from a subsidiary of iStar Financial, Inc. for $37 million plus acquisition costs, $32 million of the purchase price was paid through a tax deferred exchange from the sale of the Seattle property in each we received proceeds of $71 million. The hotels purchased include: Red Lion Hotel Boise Downtowner, Red Lion Inn Missoula, Red Lion Inn Bend, Red Lion Hotel Coos Bay, Red Lion Hotel Eugene, Red Lion Hotel Medford, Red Lion Hotel Pendleton, Red Lion Hotel Kelso/Longview, Red Lion Hotel Wenatchee, and Red Lion Hotel Sacramento at Arden Village.

During the year ended December 31, 2011, assets held and used with a carrying value of $1.7 million were fully impaired. This related to the Red Lion Hotel Vancouver at the Quay ("Vancouver property"), which is subject to a right of way acquisition by the state of Washington to allow a replacement of a bridge to be built where the property now stands. We will continue to operate the hotel until this occurs, thus it is not appropriate to classify the operating results of this hotel as discontinued operations.

The following table shows the impairment loss recorded for the year ended December 31, 2011 (in thousands) in continuing operations for long-lived assets held and used related to the Vancouver property. There were no impairments of assets held for use in 2012 or 2010:

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Description	2011	(Level 1)	(Level 2)	(Level 3)	Loss

Long-lived assets held and used	$—	$—	$—	$—	$1,719

6.	Assets Held for Sale
See Note 2 for the criteria used by us to classify an asset as held for sale. Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and cease depreciation. The operations of a property held for sale prior to the sale date are recorded in discontinued operations unless we intend to have significant continuing involvement after the sale, for example, through a franchise or management agreement, in which case the operations remain part of continuing operations.

As discussed in Note 5, during 2011 and 2012 the following properties were classified as held for sale:

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

On October 24, 2012, we closed on the sale of the Denver Southeast property for $13.0 million, of which $9.0 million was paid in cash at closing and $4.0 million remains payable pursuant to a secured promissory note due in April 2013. The note bears interest at 6.0% per annum and may be paid in full at any time without penalty. Concurrent with the sale, the purchaser signed a franchise agreement for the property. We determined that while the continuing operational cash flows are not significant, we still have significant involvement under the franchise agreement such that the property should not continue to be classified as discontinued operations. Therefore, the operations of this property were reclassified to continuing operations for all periods presented.

Medford Property

During the fourth quarter of 2011, we listed for sale the Medford property. At this time we do not anticipate to maintain significant continuing involvement in this property after a sale. Accordingly, the operations of this property have been classified as discontinued operations in our consolidated statements of operations for all periods presented. The property and equipment of this property have been classified as assets held for sale in the consolidated balance sheets as of December 31, 2012 and 2011. Refer to Note 7 for further detail.

Missoula Property

During the fourth quarter of 2011, we listed for sale the Missoula property. At the time we did not anticipate to maintain significant continuing involvement. Accordingly, the operations of this property were classified as discontinued operations in our consolidated statements of operations for the year ended December 31, 2011. The property and equipment of this property have been classified as assets held for sale in the consolidated balance sheets as of December 31, 2012 and 2011.

In the first quarter of 2013, we entered into a definitive agreement to sell the property for $1.95 million and subsequently closed that sale. See Note 19 for further discussion. Concurrent with the sale, the purchaser signed a franchise agreement. We determined that while the continuing operations cash flows are not significant, we still have significant involvement under the franchise agreement such that the property should not continue to be classified as discontinued operations. It has been reclassified to continuing operations for all periods presented.

Pendleton Property

During the third quarter of 2012, we listed for sale our Pendleton property. We have determined the property met the criteria to be classified as an asset held for sale, but did not meet the criteria for treatment as discontinued operations as we anticipate that after a sale we will maintain significant continuing involvement through a franchise agreement. The property and equipment of this property have been classified as assets held for sale in the consolidated balance sheet as of December 31, 2012.

Kalispell Mall Property

Also during the third quarter of 2012, we listed for sale our Kalispell Mall property. We do not, however, expect to maintain significant continuing involvement in the operations of the commercial mall after it is sold, but intend to enter into a lease with the buyer and to continue to operate our hotel located there. We do not believe that we will have significant control or significant cash flows associated with the mall operations; therefore the mall has been classified as discontinued operations in the consolidated statements of operations for all periods presented. Refer to Note 7 for further detail. The property and equipment of this property have been classified as assets held for sale in the consolidated balance sheet as of December 31, 2012.

We plan to sell, within one year, all of the properties discussed above that have not yet been sold. The property and equipment of these properties that are classified as assets held for sale on the consolidated balance sheets (beginning in the year classified as held for sale) as of December 31, 2012 and 2011 are detailed in the table below (in thousands):

	2012	2011
Buildings and equipment	$24,540	$24,739
Furniture and fixtures	2,818	4,781
Landscaping and land improvements	1,732	1,461
	29,090	30,981
Less accumulated depreciation	(18,374)	(11,149)
	10,716	19,832
Land	7,305	10,458
Construction in progress	267	90
Assets held for sale	$18,288	$30,380

Impairments of assets held for sale in continuing operations

During 2012, after entering into definitive agreements to sell the Denver Southeast and Helena properties, their long-lived assets with a carrying value of $24.3 million were written down to their estimated fair value of $18.6 million less selling costs of $0.5 million resulting in pre-tax impairment charges to continuing operations of $3.9 million and $2.3 million, respectively. We closed on the sale of both properties in 2012.

During 2012, based upon indicators we received during the marketing process of the Missoula and Pendleton properties, their long-lived assets with a carrying value of $7.2 million were written down to their estimated fair value of $4.2 million less selling costs of $0.2 million resulting in pre-tax impairment charges to continuing operations of $0.9 million and $2.3 million, respectively.

During 2011, based upon indicators we received during the marketing process of the Helena, Denver Southeast, and Missoula properties, their long-lived assets with carrying value of $34.1 million were written down to their estimated fair value of $27.8 million less selling costs of $0.9 million resulting in pre-tax impairment charges to continuing operations of $2.2 million, $4.5 million, and $0.5 million, respectively. Included in the carrying value of the Helena property was $0.6 million of goodwill allocated to the property, which is included in the $2.2 million pre-tax impairment charge.

As shown in the tables below (in thousands), we used Level 3 inputs for our analysis. These inputs reflect our own assumptions about the assumptions market participants would use in pricing the asset based on the best information available in the circumstances. The inputs we used were based upon indicators we received during the marketing process of either the listed sales price or letters of intent received on the properties.

Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Long-lived assets used in continuing operations, held for sale	$4,041	$—	$—	$4,041	$3,248

Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Long-lived assets in continuing operations, held for sale	$26,985	$—	$—	$26,985	$6,566
Goodwill of assets held for sale	—	—	—	—	586
Total	$26,985	$—	$—	$26,985	$7,152

7. Discontinued Operations

During the third quarter of 2012, we listed for sale our Kalispell Mall property. We do not expect to maintain significant continuing involvement with the real estate operations of the commercial mall after it is sold, but intend to enter into a lease with the buyer and to continue to operate our hotel located there. We do not believe that we will have significant control or significant cash flows associated with the mall operations; therefore the mall has been classified as discontinued operations in the consolidated statements of operations for all periods presented.

During the second quarter of 2012, we classified the operations of the Sacramento property as discontinued operations. During the third quarter of 2012 we closed on the sale of the property for $9.0 million, of which $7.0 million was paid in cash at closing and $2.0 million remains payable pursuant to a secured promissory note. Since we do not have significant continuing involvement in this property since the sale, we have classified the real estate ownership results of this property as discontinued operations for all periods presented.

During 2011, we listed for sale our Medford property. We do not anticipate maintaining significant continuing involvement in this property after a sale. Accordingly, the operations of this property has been classified as discontinued operations in our consolidated statements of operations for all periods presented. The property and equipment of the hotel is classified as held for sale on the consolidated balance sheets as of December 31, 2012 and December 31, 2011.

During the fourth quarter of 2010, we concluded our leased hotel in Astoria, Oregon had reached the end of its useful life. Accordingly, the operations of this hotel were classified as discontinued operations in our financial statements. We have segregated the operating results of this hotel from continuing operations in the consolidated statements of operations for 2010.

The following table summarizes the assets and liabilities of discontinued operations included in the consolidated balance sheets as of December 31, 2012 and 2011 (in thousands):

	2012	2011
ASSETS
Cash and cash equivalents	$184	$173
Accounts receivable, net	221	289
Inventories	39	37
Prepaid expenses and other	36	27
Total current assets	480	526
Property and equipment, net	14,247	16,695
Total assets, net	$14,727	$17,221

LIABILITIES
Accounts payable	$57	$112
Accrued payroll related benefits	26	62
Advance deposits	8	9
Other accrued expense	312	387
Total current liabilities	$403	$570

The following table summarizes the results of discontinued operations for the periods indicated (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Revenues	$5,236	$4,690	$5,083
Operating expenses	(4,129)	(3,901)	(4,256)
Hotel facility and land lease	—	(1,260)	832
Depreciation and amortization	(619)	(1,150)	(1,769)
Interest expense	—	(17)	(61)
Income tax benefit (expense)	(176)	593	51
Income (loss) from operations of discontinued business units	312	(1,045)	(120)

Loss on disposal and impairment of the assets of discontinued business units	(7,092)	(579)	(5,791)
Income tax benefit	2,566	210	2,095
Loss on impairment of the assets of the discontinued business units	(4,526)	(369)	(3,696)

Loss from discontinued operations	$(4,214)	$(1,414)	$(3,816)

Impairments of assets held for sale in discontinued operations

During 2012, after entering into a definitive agreement to sell the Sacramento property, its long-lived assets with a carrying value of $12.6 million were written down to their estimated fair value of $9.0 million less selling costs of $0.3 million resulting in a pre-tax impairment charge in discontinued operations of $3.9 million. We closed on the sale of the property in 2012.

During 2012, based upon indicators we received during the marketing process of the Medford and Kalispell Mall properties their long-lived assets with a carrying value of $17.0 million were written down to their estimated fair value of $14.4 million less selling costs of $0.4 million resulting in pre-tax impairment charges in discontinued operations of $0.8 million and $2.2 million, respectively.

During 2011, based upon indicators we received during the marketing process, the long-lived assets of the Medford property with a carrying value of $4.0 million were written down to their estimated fair value of $3.5 million less estimated costs to sell of $0.1 million, resulting in a pre-tax impairment charge in discontinued operations of $0.6 million.

As shown in the table below (in thousands), we used Level 3 inputs for the impairment analysis of these properties. These inputs reflect our own assumptions about the assumptions market participants would use in pricing the assets based on the best information available in the circumstances. The inputs we used were based upon indicators we received during the marketing process of either the listed sales price or letters of intent received on the properties.

Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Long-lived assets of discontinued business units held for sale	$13,984	$—	$—	$13,984	$2,981

Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Long-lived assets of discontinued business units held for sale	$3,395	$—	$—	$3,395	$579

8.	Goodwill and Intangibles

Goodwill represents the excess of the estimated fair value of the net assets acquired during business combinations over the net tangible and identifiable intangible assets acquired. Goodwill was recorded in prior years in connection with the acquisitions of hotels, franchises and entertainment businesses. The Red Lion brand name is an identifiable, indefinite lived-intangible asset that represents the separable legal right to a trade name and associated trademarks acquired in a business combination we entered into in 2001. Goodwill and the brand name are not amortized; however, we assess goodwill and the brand name for potential impairments annually as of October 1, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets. We did not impair any goodwill during the year ended December 31, 2012. The goodwill attributed to the hotel segment was fully impaired in the fourth quarter of 2011.

The following table summarizes the cost and accumulated amortization of goodwill and other intangible assets (in thousands):

	December 31, 2012			December 31, 2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Goodwill	$8,512	n/a	$8,512	$8,512	n/a	$8,512

Intangible assets
Brand name	$6,878	n/a	$6,878	$6,878	n/a	$6,878
Trademarks	114	n/a	114	114	n/a	114
Total intangible assets	$6,992	$—	$6,992	$6,992	$—	$6,992

Amortization expense related to intangible assets was approximately $0, $39,000 and $176,000 during the years ended December 31, 2012, 2011 and 2010, respectively. All amortized intangible assets on the consolidated balance sheets as of December 31, 2012 and 2011, have now been fully amortized.

Goodwill and other intangible assets attributable to each of our business segments at December 31, 2012 and 2011 were as follows (in thousands):

	December 31,
	2012		2011
		Other		Other
	Goodwill	Intangibles	Goodwill	Intangibles
Hotels	$—	$4,639	$—	$4,639
Franchise	5,351	2,347	5,351	2,347
Entertainment	3,161	6	3,161	6
Total	$8,512	$6,992	$8,512	$6,992

At our measurement date of October 1, 2012, we determined that the carrying amount of the reporting units did not exceed their fair value, which was estimated based on a combined income and market approach. Therefore no impairment was necessary.
At our measurement date of October 1, 2011, we determined that the carrying amount of the hotel reporting unit exceeded its fair value, which was estimated based on a combined income and market approach. Accordingly, a goodwill impairment charge of $14.2 million was recognized in the hotel reporting unit in 2011. Prior to this impairment, $4.7 million of goodwill had been allocated to the sale of our Seattle property and $0.6 million of goodwill allocated to the Helena property had been impaired as part of the fair value assessment and decision to sell this property. There were no other impairments of goodwill or intangible assets during 2011. The table below reflects (in thousands) the fair value hierarchy for goodwill of the hotel reporting unit at December 31, 2011:

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)	Loss

Goodwill	$—	$—	$—	$—	$(14,236)

See Note 2 for a discussion of our accounting policy on goodwill.

9.	Credit Facility
On September 12, 2011, we expanded our existing term loan agreement with Wells Fargo Bank, National Association ("Wells Fargo"). The term loan, the outstanding principal on which was approximately $12.0 million, was increased to $30 million. The additional advance of approximately $18.0 million was used to pay off maturing debt aggregating $17.4 million and to pay expenses in connection with the transaction, including a $0.2 million commitment fee, resulting in net cash proceeds to us of approximately $0.4 million. In addition, a revolving line of credit for up to $10 million for general corporate purposes became available under the facility on October 13, 2011.
On February 2, 2012, we modified the facility, effective December 31, 2011, as follows: A financial covenant relating to loan commitment coverage was eliminated. In lieu thereof, we agreed that borrowings under the facility's revolving line of credit may be limited based on a formula relating to the trailing twelve-month consolidated net income of the hotel properties collateralizing the facility. The financial covenant relating to debt service coverage ratio was liberalized. We were relieved of our obligation to offer the hotel in Medford, Oregon as additional security for the facility and for the period from January 1, 2012 through August 31, 2012, the margins on the interest rate options under the term loan and revolving line of credit were increased (i) to 2.5% for borrowings accruing interest by reference to the facility's base rate, and (ii) to 5% for borrowings accruing interest by reference to LIBOR. We paid a fee of $10,000 in connection with the modification of the facility.
Principal payments of $0.5 million are required on the term loan on the last day of each calendar quarter or the first business day thereafter. Additional principal payments will be required if a property securing the loan is sold or we raise new equity. In the case of a property sale, the additional payment required will be the greater of (i) 50% of the net proceeds from the sale or (ii) 50% of the appraised market value of the property that is sold. In the case of an equity issuance, the additional payment required will be 50% of the net offering proceeds. The interest rate on the outstanding term loan balance at December 31, 2012 was 4.3%.

Our obligations under the facility are (i) guaranteed by our subsidiaries Red Lion Hotels Limited Partnership, Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Holdings, Inc., (ii) secured by our accounts receivable and inventory, and (iii) further collateralized by our owned hotel properties in Bellevue, Spokane, Olympia, Kelso, and Wenatchee, Washington; in Post Falls, Pocatello, and Boise, Idaho; in Bend and Coos Bay, Oregon; and our commercial mall and hotel in Kalispell, Montana. During 2012, three hotels, the Sacramento, Helena and Denver Southeast properties, that were included as collateral for the credit facility were sold and we made aggregate additional payments as required under the agreement of $17.7 million. Refer to Note 3, Note 6 and Note 7 for further discussion.
The credit facility requires us to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage and to debt service coverage ratios. It also includes customary events of default. We were in compliance with these covenants at December 31, 2012.
As of December 31, 2012 the outstanding balance on the term loan was $10.3 million. As of December 31, 2012, the full $10 million on the revolving line of credit was available as we had no amount drawn on that date.
The maturity of the facility was recently extended by three months, so all remaining unpaid amounts on the term loan and the revolving line of credit are now due on June 30, 2013. We also recently obtained a commitment from Wells Fargo to provide a new credit facility. Refer to Note 19 for more information.

10.	Debt

In addition to the credit facility discussed in Note 9 and the debentures discussed in Note 11, we have debt consisting of mortgage notes payable, collateralized by real property, and equipment ("CMBS debt"). All of the CMBS debt matures on July 11, 2013. Refer to Note 19 for more information.

The CMBS debt consists of two pools of cross securitized debt: (i) one consisting of five properties with total borrowings of $18.4 million; and (ii) a second consisting of four properties with total borrowings of $20.5 million. Each pool of securitized debt includes defeasance provisions for early repayment.

A summary of long-term debt as of December 31, 2012 and 2011, monthly installment and interest amounts, if applicable, interest rate and maturity date is as provided in the below table (in thousands, except monthly payment amounts).

	Outstanding December 31,		Last Applicable Monthly Installment	Last Applicable Interest Rate	Type	Maturity/Balloon Payment Due	Security
	2012	2011

Notes Payable	$8,335	$8,607	$70,839	6.70%	Fixed	July 2013	Real Property
Notes Payable	7,364	7,604	62,586	6.70%	Fixed	July 2013	Real Property
Notes Payable	4,855	5,014	41,265	6.70%	Fixed	July 2013	Real Property
Notes Payable	4,127	4,262	35,076	6.70%	Fixed	July 2013	Real Property
Notes Payable	4,002	4,136	34,353	6.70%	Fixed	July 2013	Real Property
Notes Payable	3,318	3,426	28,198	6.70%	Fixed	July 2013	Real Property
Notes Payable	2,427	2,507	20,633	6.70%	Fixed	July 2013	Real Property
Notes Payable	2,427	2,507	20,633	6.70%	Fixed	July 2013	Real Property
Notes Payable	2,023	2,089	17,194	6.70%	Fixed	July 2013	Real Property
Total debt	38,878	40,152
Due within one year	(38,878)	(1,274)

Debt due after one year	$—	$38,878

11.	Debentures of Red Lion Hotels Capital Trust

Together with the Trust, we completed a public offering of $46.0 million of trust preferred securities in 2004. The securities are listed on the New York Stock Exchange and entitle holders to cumulative cash distributions at a 9.5% annual rate with maturity in February 2044. The cost of the offering totaled $2.3 million, which the Trust paid through an advance by us. The advance to the Trust is included with other noncurrent assets on our consolidated balance sheets.

We borrowed all of the proceeds from the offering, including our original 3% trust common investment of $1.4 million, on the same day through 9.5% debentures that are included as a long-term liability on our consolidated balance sheets. The debentures mature in 2044 and their payment terms mirror the distribution terms of the trust securities. The debenture agreement required the mandatory redemption of 35% of the then-outstanding trust securities at 105% of issued value if we completed an offering of common shares with gross proceeds of greater than $50 million. In accordance therewith and in connection with a common stock offering in May 2006, we repaid approximately $16.6 million of the debentures due the Trust. The Trust then redeemed 35% of the outstanding trust preferred securities and trust common securities at a price of $26.25 per share, a 5% premium over the issued value of the securities. Of the $16.6 million, approximately $0.5 million was received back by us for our trust common securities and was reflected as a reduction of our investment in the Trust. At December 31, 2012 and 2011, debentures due the Trust totaled $30.8 million.

12.	Commitments and Contingencies

At any given time we are subject to claims and actions incidental to the operations of our business. During the second quarter of 2010, a federal court ruled in favor of us in a lawsuit we filed against the owner of a former franchised hotel. The court awarded us approximately $0.6 million in damages, which will accrue interest at 18% per annum pending the defendant's appeal. During 2011 and 2010 we incurred approximately $0.1 and $0.3 million, respectively, in legal expense in connection with this matter. In 2011, the federal court of appeals ruled in the other party's favor on a narrow issue of applicability of a state statute which would have required additional litigation by the parties to reach resolution on the claim. Given the expense of continuing to pursue the case, we elected to settle with the other party in the first quarter of 2012, which resulted in the case being dismissed with neither party owing the other any further obligations.

13.	Stockholders' Equity

We are authorized to issue 50 million common shares, par value $0.01 per share, and five million shares of preferred stock, par value $0.01 per share. As of December 31, 2012, there were 19,451,849 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. The board of directors has the authority, without action by the shareholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights of the common stock.

Each holder of common stock is entitled to one vote for each share held on all matters to be voted upon by the shareholders with no cumulative voting rights. Holders of common stock are entitled to receive ratably the dividends, if any, that are declared from time to time by the board of directors out of funds legally available for that purpose. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that we may designate in the future.

Stock Incentive Plans

As approved by our shareholders, the 1998 Stock Incentive Plan and the 2006 Stock Incentive Plan, as amended, authorize the grant or issuance of various option or other awards including restricted stock grants and other stock-based compensation. The 2006 plan allows awards covering up to two million shares (subject to adjustments for stock splits, stock dividends and similar events). The 1998 plan allows awards covering up to 1.4 million shares, although as a condition to the approval of the 2006 plan, we no longer grant or issue awards under the 1998 plan. The compensation committee of the board of directors administers the 2006 plan and establishes to whom awards are granted and the type and terms and conditions, including the exercise period, of the awards. As of December 31, 2012, there were 845,042 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.

Stock based compensation expense reflects the fair value of stock based awards measured at grant date, including an estimated forfeiture rate, and is recognized over the relevant service period. Stock-based compensation expense related to these awards during 2012, 2011 and 2010 for employees was approximately $0.8 million, $0.7 million and $1.1 million, respectively.

Stock-based compensation expense recorded in 2010 includes $0.5 million of expense recorded upon the termination of our former President and Chief Executive Officer in January 2010.

In addition to the awards mentioned above, during the years ended December 31, 2012, 2011 and 2010; 58,705, 68,618 and 78,873 shares of common stock, respectively, were issued in aggregate to non-management directors as compensation for service. During the years ended December 31, 2012, 2011 and 2010, we recognized compensation expense of approximately $0.5 million each year, upon issuance.

Stock Options

Stock options issued are valued based upon the Black-Scholes option pricing model and we recognize this value as an expense over the periods in which the options vest. Use of the Black-Scholes option-pricing model requires that we make certain assumptions, including expected volatility, forfeiture rate, risk-free interest rate, expected dividend yield and expected life of the options, based on historical experience. Volatility is based on historical information with terms consistent with the expected life of the option. The risk free interest rate is based on the quoted daily treasury yield curve rate at the time of grant, with terms consistent with the expected life of the option. No stock options were granted during 2012 or 2011.

During 2010, the following weighted average assumptions were used for stock options granted:

2010
Options granted	5,864
Weighted-average grant date fair value of options granted	$7.10
Dividend yield	0%
Expected volatility	61%
Forfeiture rate	2%
Risk free interest rates	3.36%
Expected option lives	4 years

A summary of stock option activity for the year ended December 31, 2012, is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2012	263,872	$8.53
Options granted	—	$—
Options exercised	(61,492)	$6.94
Options forfeited	(29,566)	$9.32
Balance, December 31, 2012	172,814	$9.41
Exercisable, December 31, 2012	171,374	$9.43

Additional information regarding stock options outstanding and exercisable as of December 31, 2012, is presented below.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$5.10 - $5.98	8,031	1.21	2013-2014	$5.16	$21,922	8,031	$5.16	$21,922
$7.10 - $7.46	10,881	4.06	2015-2020	7.36	5,716	9,441	7.41	4,578
$8.74 - $8.80	113,407	5.33	2,018	8.76	—	113,407	8.76	—
$12.21-$13.00	40,495	4.14	2016-2017	12.62	—	40,495	12.62	—
	172,814	4.78	2013-2020	$9.41	$27,638	171,374	$9.43	$26,500
____________

(1)
The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been exercised on the last trading day of 2012, or December 31, 2012, based upon our closing stock price of $7.89.

Restricted Stock Units, Shares Issued as Compensation

During 2012, 2011 and 2010, we granted 169,036, 168,398 and 165,439 unvested restricted stock units, respectively, to executive officers and other key employees, the majority of which vest 25% each year for four years on each anniversary of the grant date. While all of the shares are considered granted, they are not considered issued or outstanding until vested. As of December 31, 2012 and 2011, there were 323,561 and 288,342 unvested restricted stock units outstanding, respectively. Since we began issuing restricted stock units, approximately 16.1% of total restricted stock units granted have been forfeited.

A summary of restricted stock unit activity for the year ended December 31, 2012, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2012	288,342	$7.23
Granted	169,036	$8.11
Vested	(100,646)	$6.93
Forfeited	(33,171)	$7.57
Balance, December 31, 2012	323,561	$7.75

 100,646 shares of common stock were issued to employees in 2012 as their restricted stock units vested. Under the terms of the 2006 plan and upon issuance, we authorized a net settlement of distributable shares to employees after consideration of individual employees' tax withholding obligations, at the election of each employee.

During 2012, 2011 and 2010, we recognized approximately $0.8 million, $0.6 million and $0.8 million, respectively, in compensation expense related to these grants, and expect to record an additional $1.9 million in compensation expense over the remaining vesting periods of approximately 34 months.

Employee Stock Purchase Plan

In 2008, we adopted a new employee stock purchase plan ("ESPP") upon expiration of our previous plan. Under the ESPP, 300,000 shares of common stock are authorized for purchase by eligible employees at a discount through payroll deductions. No employee may purchase more than $25,000 worth of shares, or more than 10,000 total shares, in any calendar year. As allowed under the ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. During 2012, 2011 and 2010, 17,304, 22,382 and 32,162 shares, respectively, were issued, and approximately $16,000, $15,000 and $20,000 was recorded in compensation expense related to the discount associated with the plan in each year, respectively.

Non-controlling Interest and Operating Partnership Units

At December 31, 2011 44,837 OP Units held by unaffiliated limited partners of RLHLP remained outstanding. During February 2012, we elected to issue 44,837 shares of our common stock in exchange for a like number of OP Units that these limited partners put to RLHLP. See Note 1 for further discussion.

14. Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the year ended December 31, 2012 and 2011 (in thousands, except per share amounts):

	Year ended December 31,
	2012	2011	2010
Numerator - basic and diluted:
Net income (loss) from continuing operations	$(10,467)	$(5,648)	$(4,803)
Less net income or loss attributable to noncontrolling interest	(7)	86	(10)
Net income (loss) from discontinued operations	(4,214)	(1,414)	(3,816)
Net income (loss) attributable to Red Lion Hotels Corporation	$(14,674)	$(7,148)	$(8,609)
Denominator:
Weighted average shares - basic	19,327	19,053	18,485
Weighted average shares - diluted	19,327	19,053	18,485
Earnings (loss) per share attributable to Red Lion Hotels Corporation:
Basic and Diluted
Net income (loss) from continuing operations	$(0.54)	$(0.30)	$(0.26)
Net income (loss) from discontinued operations	$(0.22)	$(0.08)	$(0.21)
Net income (loss) attributable to Red Lion Hotels Corporation	$(0.76)	$(0.38)	$(0.47)
At December 31, 2012, 2011 and 2010 there were; 172,814, 263,872 and 478,047 options to purchase common shares, respectively, outstanding. All of the options to purchase common shares were considered antidilutive due to reported net losses attributable to Red Lion Hotels Corporation in all years.
At December 31, 2012, 2011 and 2010, all 323,561, 288,342 and 220,816 outstanding but unvested restricted stock units, respectively, were considered antidilutive due to reported net losses attributable to Red Lion Hotels Corporation in all years.
At December 31, 2011 and 2010, the effect of converting the 44,837 outstanding OP Units during those periods was considered antidilutive due to reported net losses attributable to Red Lion Hotels Corporation in both years.

15.	Income Taxes

Major components of the income tax (benefit) expense from continuing operations for the years ended December 31, 2012, 2011 and 2010, are as follows (in thousands):

	December 31,
	2012	2011	2010
Current:
Federal (benefit) expense	$(153)	$349	$179
State (benefit) expense	6	87	32
Deferred (benefit) expense	(8,376)	4,458	(5,148)

Income tax (benefit) expense attributable to Red Lion Hotels Corporation	(8,523)	4,894	(4,937)
Less: tax benefit of discontinued operations	2,390	803	2,146
Income tax (benefit) expense from continuing operations	$(6,133)	$5,697	$(2,791)

The income tax (benefit) expense from continuing operations shown in the consolidated statements of operations differs from the amounts calculated using the federal statutory rate applied to income before income taxes as follows (in thousands, except percentages):

	December 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
(Benefit) provision at federal statutory rate	$(7,887)	-34.0%	$(767)	-34.0%	$(4,605)	-34.0%
State tax (benefit) expense	(774)	-3.3%	228	10.0%	(200)	-1.5%
Effect of tax credits	(336)	-1.4%	(357)	-15.8%	(422)	-3.1%
Fixed asset basis difference	—	—%	(791)	-35.0%	—	—%
Non-deductible goodwill	—	—%	6,640	294.4%	—	—%
Other	474	2.0%	(59)	-2.6%	290	2.2%

Income tax (benefit) expense attributable to Red Lion Hotels Corporation	(8,523)	-36.7%	4,894	217.0%	(4,937)	-36.4%
Less: tax benefit of discontinued operations	2,390		803		2,146
Income tax (benefit) expense from continuing operations	$(6,133)	-36.9%	$5,697	11,626.5%	$(2,791)	-36.7%
Significant components of the net deferred tax assets and liabilities at December 31, 2012 and 2011, are as follows (in thousands):

	December 31,
	2012		2011
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$—	$13,625	$—	$14,895
Brand name	—	2,451	—	2,484
Other intangible assets	—	187	120	—
Gain on sale leaseback	1,398	—	1,586	—
Tax credit carryforwards	4,391	—	2,687	—
Federal net operating losses	5,922	—	—	—
Other	981	—	1,101	—
Total	$12,692	$16,263	$5,494	$17,379

At December 31, 2012 and 2011, we had federal gross operating loss carryforwards of approximately $17.4 million and $0.0 million, respectively; state gross operating loss carryforwards of approximately $11.8 million and $3.2 million, respectively; and federal and state tax credit carryforwards of approximately $4.4 million and $2.7 million. The federal net operating loss carryforwards will expire beginning in 2033, and the state net operating loss carryforwards will expire beginning in 2017; the federal credits will begin to expire in 2024, and the state credits will carry forward indefinitely. A valuation allowance against the deferred tax assets has not been established as we believe it's more likely than not that these assets will be realized.

We recognize the financial statement effect of a tax position when, based on the technical merits of the uncertain tax position, it is more likely than not to be sustained on a review by taxing authorities. These estimates are based on judgments made with currently available information. We review these estimates and makes changes to recorded amounts of uncertain tax positions as facts and circumstances warrant. We have no material uncertain tax positions at December 31, 2012 and 2011, and do not anticipate a significant change in any unrecognized tax benefits over the next twelve months. Accordingly, we have not provided for any unrecognized tax benefits or related interest and penalties. We account for penalties and interest related to unrecognized tax benefits as a component of income tax expense. With limited exception, we are no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for years prior to 2005.

16.	Operating Lease Commitments

Total future minimum payments due under all current term operating leases at December 31, 2012, are as indicated below (in thousands):

Year Ended December 31,
2013	$4,701
2014	4,111
2015	4,087
2016	2,633
2017	1,905
Thereafter	5,972

Total	$23,409

Total rent expense from continuing operations, under leases for the years ended December 31, 2012, 2011 and 2010 was $4.9 million, $6.6 million, and $6.8 million, respectively, shown as hotel facility and land lease expense on our consolidated statements of operations.

In October 2007, we completed an acquisition of a 100-year (including extension periods) leasehold interest in a hotel in Anaheim, California for $8.3 million, including costs of acquisition. At our option, we were entitled to extend the lease for 19 additional terms of five years each, with increases in lease payments tied directly to the Consumer Price Index. We exercised our first option to extend for an additional five year term beginning in May 2011, leaving us with 18 remaining options to extend the lease for additional terms of five years each. We are obligated to pay $2.2 million per year in rent until the end of the extension period in April 2016, which is reflected in the table above.

In addition to the above mentioned obligations, we have leasehold interests at properties in Eugene, Oregon, the Seattle Airport, Vancouver and Spokane, Washington as well as our corporate headquarters location. These leases require us to pay fixed monthly rent and have expiration dates of 2013 and beyond.

17.	Related-Party Transactions

We conducted various business transactions in which the counterparty was considered a related party due to the relationships between us and the counterparty's officers, directors and/or equity owners. The nature of the transactions was limited to performing certain management and administrative functions for the related entities, commissions for real estate sales and leased office space. The total aggregate value of these transactions in 2012, 2011 and 2010 was $0.5 million, $0.7 million and $0.4 million, respectively.

During 2011 and 2010, we held certain cash and investment accounts in, and had a note payable to a bank whose chairman and chief executive officer was a member of our board of directors until May 2012. At December 31, 2011 and 2010, total cash and investments held were approximately $0.1 million and $0.05 million, respectively. The note payable was paid in full in October, 2011. Net interest expense of $0.02 million and $0.06 million respectively, related to this note payable was recorded during 2011 and 2010.

18.	Fair Value of Financial Instruments

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

Estimated fair values of financial instruments (in thousands) are shown in the table below. The carrying amounts for cash and cash equivalents, accounts receivable, notes receivable and current liabilities are reasonable estimates of their fair values. We estimate the fair value of our long-term debt, excluding leases, using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. The debentures are valued at the closing price on December 31, 2012, of the underlying trust preferred securities on the New York Stock Exchange, which was a directly observable Level 1 input. The fair values provided below are not necessarily indicative of the amounts we or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents and restricted cash(1)	$8,894	$8,894	$5,339	$5,339
Accounts receivable(1)	$5,774	$5,774	$7,381	$7,381
Current notes receivable	$4,112	$4,112	$210	$210
Financial liabilities:
Current liabilities, excluding debt(1)	$18,195	$18,195	$16,891	$16,891
Total debt	$49,178	$49,362	$70,496	$70,658
Debentures	$30,825	$31,363	$30,825	$30,717
__________

(1)	Includes the cash, accounts receivable, and current liabilities of discontinued operations held for sale.

19.	Subsequent Events

Wells Fargo Credit Facility

On March 12, 2013, the maturity of our Wells Fargo credit facility was extended by three months, so all remaining unpaid amounts on the term loan and the revolving line of credit under that facility are now due on June 30, 2013.
On March 12, 2013, we obtained a commitment from Wells Fargo to provide a new credit facility on the following terms upon maturity of the current facility:

•	The facility will include a revolving line of credit for up to $10 million for general corporate purposes.

•	The facility will include a term loan of up to $53.8 million that we plan to use to:

◦
refinance the $8.8 million we will owe as of June 30, 2013 under our existing term loan with Wells Fargo (the $8.8 million and the total amount of the new term loan will each decrease by the amount of any additional principal payments we make on the existing term loan if we sell certain properties prior to June 30, 2013); and

◦	refinance the $38.2 million we will owe on the CMBS debt as of June 30, 2013 to other lenders under notes that are secured by nine of our hotel properties and that mature on July 11, 2013.

The remaining $6.8 million of the term loan will be available for general corporate purposes.

•	Principal payments will be required on the term loan in amounts sufficient to amortize the principal over a period of 15 years.

•	We will pay an origination fee equal to 0.50% of the availability under the revolving line of credit and 1.00% of the term loan.

•	The term of the revolving line of credit will mature on June 30, 2015. The term loan will mature on June 30, 2018.

•
Interest under the term loan and revolving line of credit will initially be payable at our option (i) at a fluctuating rate 0.75% above a base rate in effect from time to time, or (ii) at a rate 3.25% above LIBOR (under one, three or six month terms). Beginning in 2015, the spread on the LIBOR will decline if our senior leverage ratio is less than 3.00. We will be required to enter into a swap to hedge at least 40% of our interest rate exposure under the term loan.

•
The facility will be secured by approximately 20 of our hotel properties, which must be appraised at an aggregate value equal to at least twice the total commitment. If one of those properties is sold, we will be required to make an additional principal payment on the term loan equal to the greater of (i) 50% of the net proceeds from the sale, or (ii) 50% of the appraised market value of the property being sold. If any such additional principal payment exceeds $1 million, the remaining principal balance amortization will be modified to reflect the additional payment.

•
Our obligations under the facility will be (i) guaranteed by our subsidiaries Red Lion Hotels Limited Partnership, Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Holdings, Inc., and (ii) further secured by our accounts receivable and inventory.

•
Wells Fargo's obligation to provide the facility is subject to various conditions, including (i) negotiation of credit documents in form and substance satisfactory to it, (ii) satisfactory completion and review of appraisals on the properties collateralizing the facility, and (iii) satisfactory completion and review of environmental due diligence, and (iv) the absence of any material adverse change prior to closing.

The facility will require us to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage and to debt service and loan commitment coverage. It will also include customary events of default. We paid Wells Fargo a nonrefundable fee in the amount of $100,000, which will be credited to origination fees if the facility is entered into.

Because of the conditions to Wells Fargo's obligations under the commitment, there is no assurance that we will be successful in obtaining this new credit facility.

Sale of Missoula Property

On February 20, 2013, we closed on the sale of the Missoula property for $1.95 million. Concurrent with the sale, we entered into a franchise agreement with the buyer.

 Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.
Management's Annual Report on Internal Control Over Financial Reporting
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2012, based on these criteria.
Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report which is included herein.
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fourth fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Red Lion Hotels Corporation
Spokane, Washington

We have audited Red Lion Hotels Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Red Lion Hotels Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A “Management's Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exits, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Red Lion Hotels Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Red Lion Hotels Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 14, 2013 expressed an unqualified opinion thereon.

BDO USA, LLP
Spokane, WA
March 14, 2013

Item 9B. Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

A portion of the information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2013 Annual Meeting of Shareholders under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” This proxy statement will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012 pursuant to Regulation 14A under the Securities Exchange Act of 1934. Pursuant to Item 401(b) of Regulation S-K, information about our executive officers is reported under the caption "Executive Officers of the Registrant" in Item 4A of Part I of this Annual Report on Form 10-K.

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

The information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2013 Annual Meeting of Shareholders under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2013 Annual Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

See Item 5 of this Annual Report on Form 10-K for information regarding our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2013 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Transactions,” and “Corporate Governance - Director Independence.”

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2013 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

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
3. Index to exhibits:

Exhibit Number	Description

3.1(1)	Amended and Restated Articles of Incorporation.

3.2(1)	Amended and Restated By-Laws

4.1(2)	Specimen Common Stock Certificate

4.2(3)	Certificate of Trust of Red Lion Hotels Capital Trust

4.3(3)	Declaration of Trust of Red Lion Hotels Capital Trust

4.4(4)	Amended and Restated Declaration of Trust of Red Lion Hotels Capital Trust

4.5(5)	Indenture for 9.5% Junior Subordinated Debentures Due February 24, 2044

4.6(4)	Form of Certificate for 9.5% Trust Preferred Securities (Liquidation Amount of $25 per Trust Preferred Security) of Red Lion Hotels Capital Trust (included in Exhibit 4.5 as Exhibit A-1)

4.7(4)	Form of 9.5% Junior Subordinated Debenture Due February 24, 2044 (included in Exhibit 4.6 as Exhibit A)

4.8(4)	Trust Preferred Securities Guarantee Agreement dated February 24, 2004

4.9(4)	Trust Common Securities Guarantee Agreement dated February 24, 2004

Executive Compensation Plans and Agreements

10.1(5)	1998 Stock Incentive Plan

10.2(6)	Form of Restricted Stock Award Agreement for the 1998 Stock Incentive Plan

10.3(7)	Form of Notice of Grant of Stock Options and Option Agreement for the 1998 Stock Incentive Plan

10.4(8)	2006 Stock Incentive Plan

10.5(9)	First Amendment to 2006 Stock Incentive Plan

10.6(10)	Form of Restricted Stock Unit Agreement -- Notice of Grant for the 2006 Stock Incentive Plan

Exhibit Number	Description

10.7(11)	Form of Notice of Grant of Stock Options and Option Agreement for the 2006 Stock Incentive Plan

10.8(12)	2008 Employee Stock Purchase Plan

10.9(13)	First Amendment to 2008 Employee Stock Purchase Plan

10.10(14)	Executive Officers Variable Pay Plan Effective January 1, 2012

10.11(15)	Summary Sheet for Director Compensation (April 1, 2013)

10.12(16)	Executive Employment Agreement dated April 22, 2008 between the Registrant and Thomas L. McKeirnan

10.13(16)	Executive Employment Agreement dated June 5, 2008 between the Registrant and George H. Schweitzer

10.14(17)	Retention Agreement dated March 30, 2012 between the Registrant and George H. Schweitzer

10.15(18)	Employment offer letter to Harry G. Sladich dated March 17, 2010

10.16(17)	Retention Agreement dated March 30, 2012 between the Registrant and Harry G. Sladich

10.17(19)	Employment offer letter to Julie Shiflett dated August 31, 2011

10.18(17)	Amendment dated March 30, 2012 to employment offer letter of Julie Shiflett

10.19(20)	Equity Acceleration Agreement dated May 23, 2012 between the Registrant and Jon E. Eliassen

Other Material Contracts

10.20(21)
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

10.22(21)
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

10.23(22)
Credit Agreement dated September 13, 2006 among the Registrant, Credit Agricole Corporate and Investment Bank (formerly Calyon New York Branch), Sole Lead Arranger and Administrative Agent, KeyBank National Association, Documentation Agent, CIBC, Inc., Union Bank of California, N.A. and Wells Fargo Bank, N.A.

Exhibit Number	Description

10.24(23)
First Amendment dated February 8, 2010 to Credit Agreement among the Registrant, Credit Agricole Corporate and Investment Bank, Sole Lead Arranger and Administrative Agent, KeyBank National Association, Documentation Agent, CIBC, Inc., Union Bank, N.A. and Wells Fargo Bank, National Association

10.25(24)
Second Amendment dated January 10, 2011 to Credit Agreement among the Registrant, Credit Agricole Corporate and Investment Bank, Sole Lead Arranger and Administrative Agent, KeyBank National Association, Documentation Agent, CIBC, Inc., Union Bank, N.A. and Wells Fargo Bank, National Association

10.26(25)	Third Amendment to Credit Agreement and Amendment to Other Loan Documents dated March 25, 2011 among the Registrant, WHC809, LLC, and KeyBank National Association

10.27(26)	Agreement to Purchase Hotel between WHC809, LLC and LCP Seattle, LLC

10.28(27)	Amended and Restated Credit Agreement dated as of September 12, 2011 between the Registrant and Wells Fargo Bank, National Association

10.29(28)	First Amendment dated January 31, 2012 to Amended And Restated Credit Agreement between the Registrant and Wells Fargo Bank, National Association

10.30(27)	Term Note dated January 31, 2012 for $30,000,000 payable by the Registrant to Wells Fargo Bank, National Association

10.31(28)	First Modification to Promissory Note (Term Note) dated January 31, 2012

10.32(27)	Revolving Line of Credit Note dated January 31, 2012 for $10,000,000 payable by the Registrant to Wells Fargo Bank, National Association

10.33(28)	First Modification to Promissory Note (Revolving Line of Credit Note) dated January 31, 2012

10.34(19)	Agreement to Purchase Eight Hotels and Assume Leases dated November 2, 2011 between WHC 809, LLC and RLH Partnership, L.P.

21	List of Subsidiaries of Red Lion Hotels Corporation

23	Consent of BDO USA, LLP

24	Powers of Attorney (included on signature page)

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(b)

32.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(b)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on May 25, 2011.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-3/A filed by us on May 15, 2006.
(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 filed by us on November 4, 2003.
(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on March 19, 2004.
(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on May 15, 2001.
(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 filed by us on January 20, 1998.
(7)	Previously filed with the Securities and Exchange Commission as an exhibit the Form 8-K filed by us on November 15, 2005.
(8)	Previously filed with the Securities and Exchange Commission as an appendix to the Schedule 14A filed by us on April 20, 2006.
(9)	Previously filed with the Securities and Exchange Commission as an appendix to the Schedule 14A filed by us on April 22, 2009.
(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on November 22, 2006.
(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 14, 2006.
(12)	Previously filed with the Securities and Exchange Commission as an appendix to the Schedule 14A filed by us on April 22, 2008.
(13)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed by us on March 11, 2010.
(14)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on March 23, 2005.
(15)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on December 6, 2012.
(16)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 7, 2008.
(17)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on May 8, 2012.
(18)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on May 9, 2011.
(19)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed by us on March 15, 2012.
(20)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 8, 2012.
(21)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 14, 2003.
(22)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on September 18, 2006.
(23)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on February 9, 2010.
(24)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on January 13, 2011.
(25)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on March 30, 2011.
(26)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 8, 2011.
(27)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on November 8, 2011.
(28)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on February 7, 2012.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RED LION HOTELS CORPORATION
Registrant

By /s/ JON E. ELIASSEN
Jon E. Eliassen
President and Chief Executive Officer

Date: March 14, 2013
                         POWERS OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Jon E. Eliassen and Julie Shiflett and each of them severally, such person's true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, to execute in the name and on behalf of such person, individually and in each capacity stated below, any and all amendments to this report, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JON E. ELIASSEN	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2013
Jon E. Eliassen

/s/ JULIE SHIFLETT	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 14, 2013
Julie Shiflett

/s/ SANDRA J. HEFFERNAN	Senior Vice President, Corporate Controller (Principal Accounting Officer)	March 14, 2013
Sandra J. Heffernan

/s/ MELVIN L. KEATING	Chairman of the Board of Directors	March 14, 2013
Melvin L. Keating

/s/ RYLAND P. DAVIS	Director	March 14, 2013
Ryland P. Davis

/s/ RAYMOND R. BRANDSTROM	Director	March 14, 2013
Raymond R. Brandstrom

/s/ RONALD R. TAYLOR	Director	March 14, 2013
Ronald R. Taylor

/s/ JAMES P. EVANS	Director	March 14, 2013
James P. Evans

/s/ DAVID J. JOHNSON	Director	March 14, 2013
David J. Johnson

/s/ MICHAEL VERNON	Director	March 14, 2013
Michael Vernon

/s/ ROBERT G. WOLFE	Director	March 14, 2013
Robert G. Wolfe