Form 10-Q
period 2013-03-31
Red Lion Hotels CORP
filed 2013-05-08
CIK 1052595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 __________________________________________
FORM 10-Q
 __________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
As of May 3, 2013, there were 19,496,344 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,158	$6,477
Restricted cash	2,583	2,417
Accounts receivable, net	5,767	5,774
Notes receivable	4,105	4,112
Inventories	1,435	1,329
Prepaid expenses and other	2,608	2,648
Deferred income taxes	2,261	2,342
Assets held for sale	16,449	18,288
Total current assets	40,366	43,387
Property and equipment, net	193,402	195,012
Goodwill	8,512	8,512
Intangible assets	6,992	6,992
Notes receivable - long term	2,922	2,902
Other assets, net	3,992	4,137
Total assets	$256,186	$260,942
LIABILITIES
Current liabilities:
Accounts payable	$5,344	$5,967
Accrued payroll and related benefits	3,000	2,504
Accrued interest payable	916	190
Advance deposits	510	248
Other accrued expenses	9,556	9,286
Long-term debt, due within one year	48,335	49,178
Total current liabilities	67,661	67,373
Deferred income	3,806	3,923
Deferred income taxes	3,836	5,913
Debentures due Red Lion Hotels Capital Trust	30,825	30,825
Total liabilities	106,128	108,034
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Red Lion Hotels Corporation stockholders’ equity
Preferred stock- 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock- 50,000,000 shares authorized; $0.01 par value; 19,473,520 and 19,451,849 shares issued and outstanding	195	195
Additional paid-in capital, common stock	151,058	150,798
Retained earnings (accumulated deficit)	(1,195)	1,915

Total stockholders' equity	150,058	152,908
Total liabilities and stockholders’ equity	$256,186	$260,942
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except per share data)
Revenue:
Hotels	$25,594	$28,152
Franchise	1,264	1,089
Entertainment	3,373	2,524
Other	85	110
Total revenues	30,316	31,875
Operating expenses:
Hotels	23,312	25,038
Franchise	1,299	1,172
Entertainment	2,984	2,203
Other	108	191
Depreciation and amortization	3,664	3,842
Hotel facility and land lease	1,124	1,126
Asset impairment	—	6,676
Loss (gain) on asset dispositions, net	(92)	(104)
Undistributed corporate expenses	1,806	1,381
Total operating expenses	34,205	41,525
Operating income (loss)	(3,889)	(9,650)
Other income (expense):
Interest expense	(1,484)	(1,817)
Other income, net	101	13
Income (loss) before taxes	(5,272)	(11,454)
Income tax expense (benefit)	(2,069)	(4,358)
Net income (loss) from continuing operations	(3,203)	(7,096)
Discontinued operations
Income (loss) from discontinued business units, net of income tax (benefit) expense of $79 and ($40) for the three months ended March 31, 2013 and 2012, respectively	138	(72)
Income (loss) on disposal and impairment of the assets of the discontinued business units, net of income tax (benefit) expense of ($25) and $0 for the three months ended March 31, 2013 and 2012, respectively	(45)	—
Net income (loss) from discontinued operations	93	(72)
Net income (loss)	(3,110)	(7,168)
Less net income or loss attributable to noncontrolling interest	—	(7)
Net income (loss) attributable to Red Lion Hotels Corporation	$(3,110)	$(7,161)
Earnings per share - basic and diluted
Net income (loss) from continuing operations	$(0.17)	$(0.37)
Net income (loss) from discontinued operations	$0.01	$0.00
Net income (loss) attributable to Red Lion Hotels Corporation	$(0.16)	$(0.37)
Weighted average shares - basic	19,469	19,222
Weighted average shares - diluted	19,469	19,222

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Operating activities:
Net loss	$(3,110)	$(7,168)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,668	4,123
(Gain) loss on disposition of property, equipment and other assets, net	(22)	(104)
Asset impairment	—	6,676
Deferred income taxes	(1,996)	(4,398)
Equity in investments	5	3
Stock based compensation expense	300	299
Provision for doubtful accounts	36	196
Change in current assets and liabilities:
Restricted cash	(166)	—
Accounts receivable	(29)	1,368
Notes receivable	(13)	—
Inventories	(106)	41
Prepaid expenses and other	40	(396)
Accounts payable	(623)	511
Accrued payroll and related benefits	496	1,179
Accrued interest payable	726	905
Deferred income	—	7
Other accrued expenses and advance deposits	532	777
Net cash (used in) provided by operating activities	(262)	4,019
Investing activities:
Purchases of property and equipment	(1,996)	(1,153)
Proceeds from disposition of property and equipment	1,846	4
Advances to Red Lion Hotels Capital Trust	(27)	(27)
Other, net	3	(46)
Net cash used in investing activities	(174)	(1,222)
Financing activities:
Borrowings on revolving credit facility	—	1,365
Repayment of revolving credit facility	—	(2,209)
Repayment of long-term debt	(843)	(315)
Proceeds from stock options exercised	11	—
Proceeds from issuance of common stock under employee stock purchase plan	49	55
Additions to deferred financing costs	—	(233)
Tax benefit associated with stock based plans	(100)	—
Net cash used in financing activities	(883)	(1,337)

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (Continued)
For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(1,319)	1,460
Cash and cash equivalents at beginning of period	6,477	1,981
Cash and cash equivalents at end of period	$5,158	$3,441

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Income taxes	$11	$75
Interest on long-term debt	$758	$912
Non-cash operating, investing and financing activities:
Reclassification of property and other assets to assets held for sale	$7	$66
Exchange of common stock for noncontrolling interest in partnership	$—	$50
Conversion of non-current restricted cash to accounts receivable	$—	$75
Conversion of note receivable to fixed assets	$—	$210
Bonuses to employees paid in stock	$—	$125

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation (“Red Lion”, "we", "our", "us" or the “company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of hotels under our proprietary brands, including Red Lion Hotels, Red Lion Inns & Suites and Leo Hotel Collection (the "Red Lion Brands"). As of March 31, 2013, the Red Lion network of hotels was comprised of 50 hotels located in nine states and one Canadian province. The Red Lion Hotels and Red Lion Inn & Suites network was comprised of 49 hotels with 8,865 rooms and 470,087 square feet of meeting space, of which we operated 27 hotels (22 are wholly owned and five are leased), and franchised 22 hotels. The Leo Hotel Collection was comprised of one hotel with 2,956 rooms and 220,000 square feet of meeting space.

We are also engaged in entertainment operations, which derive revenues from promotion and presentation of entertainment productions and ticketing services under the operations of WestCoast Entertainment and TicketsWest. The ticketing service offers online ticket sales, ticketing inventory management systems, call center services, and outlet/electronic distributions for event locations.

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

During a portion of the first quarter of 2012, Red Lion Hotels Corporation owned 99.7% of RLHLP. The remaining 0.3% is reflected in our first quarter 2012 financial statements as noncontrolling interest. In February 2012, we elected to issue 44,837 shares of our common stock in exchange for a like number of operating partnership units that then certain limited partners had put to RLHLP. RLHLP remained in existence as a limited partnership because there were 70,842.51 operating partnership units held by North River Drive Company, a wholly owned subsidiary of Red Lion Hotels Corporation. In December 2012, North River Drive Company was merged into Red Lion Hotels Corporation and no longer exists. However, RLHLP remains as a limited partnership for state law (but not federal tax) purposes because Red Lion Hotels Corporation and its wholly owned subsidiary, Bellevue Inn LLC, are its two partners.

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

The consolidated balance sheet as of December 31, 2012 has been compiled from the audited balance sheet as of such date. We believe the disclosures included herein are adequate; however, they should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2012, previously filed with the SEC on Form 10-K.

In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly our consolidated financial position at March 31, 2013, the consolidated results of operations for the three months ended March 31, 2013 and 2012, and the consolidated cash flows for the three months ended

March 31, 2013 and 2012. The results of operations for the periods presented may not be indicative of those which may be expected for a full year.

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosures of contingent liabilities. Actual results could materially differ from those estimates.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported income/losses, total assets, or stockholders’ equity as previously reported. See Notes 5, 6 and 7.

3.	Recent Accounting Pronouncements

Adopted Accounting Standards

Management has assessed the potential impact of recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to our company, or are not anticipated to have a material impact on our consolidated financial statements.

4.	Liquidity, Financial Condition and Risks of Refinancing Debt

As of March 31, 2013, we had total long term debt maturing within one year of $48.3 million. This includes a term loan from Wells Fargo Bank, National Association ("Wells Fargo") with a balance of $9.8 million, which matures on June 30, 2013 and other debt with a balance of $38.5 million maturing on July 11, 2013. Our current liabilities at March 31, 2013 exceeded our current assets, excluding assets held for sale, by $43.7 million. We are actively pursuing financing alternatives to address maturing liabilities and to supplement working capital. On March 12, 2013, we received a commitment from Wells Fargo to provide a new credit facility that would be used to refinance all maturing debt. Refer to Note 9 for more information.

We continue to be in compliance with our debt covenants, to generate annual positive cash flow from operations and to have adequate liquidity to fund our ongoing operating activities; however, there can be no assurance that we will be able to repay or refinance our debts when they mature or invest in our hotels to remain competitive at our current rates.

We announced the listing for sale or the intent to sell some of our real estate assets in 2011 and 2012. During the quarter ended March 31, 2013, we closed on the sale of the Red Lion Hotel Missoula, Montana ("Missoula property") for $1.95 million. See Note 6 for further discussion. Subsequent to quarter end, we sold our commercial mall in Kalispell, Montana ("Kalispell Mall property") for $11.6 million in cash of which $8.8 million was used to pay down the balance of the term loan, as that property partially collateralized our credit facility. Refer to Note 6, Note 9 and Note 16 for further discussion. That payment in addition to the standard principal payment of $0.5 million made in April 2013 bring the term loan balance to $0.5 million as of the date of this filing.

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

5.	Property and Equipment

Property and equipment used in continuing operations is summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
Buildings and equipment	$222,030	$221,217
Furniture and fixtures	39,135	38,976
Landscaping and land improvements	7,216	7,099
	268,381	267,292
Less accumulated depreciation and amortization	(136,437)	(133,446)
	131,944	133,846
Land	58,265	58,265
Construction in progress	3,193	2,901
Property and equipment, net	$193,402	$195,012

The tables as of March 31, 2013 and December 31, 2012 exclude the property, land, and equipment of the Red Lion Hotel Pendleton in Pendleton, Oregon ("Pendleton property"), the Red Lion Hotel Medford, Oregon ("Medford property") and our Kalispell Mall property, which were classified as assets held for sale. The table as of December 31, 2012 also excludes the property and equipment of the Missoula property, which was an asset classified as held for sale. The Missoula property was sold in February 2013, and its assets are no longer reflected in our financial statements as of March 31, 2013. See Note 6 for further discussion. The Pendleton property and Kalispell Mall property were sold in April 2013. See Note 16 for further information.

6.	Assets Held for Sale
We consider properties to be assets held for sale when all of the following criteria are met:

•	management commits to a plan to sell a property;

•	it is unlikely that the disposal plan will be significantly modified or discontinued;

•	the property is available for immediate sale in its present condition;

•	actions required to complete the sale of the property have been initiated;

•	sale of the property is probable, and we expect the completed sale will occur within one year; and

•	the property is actively being marketed for sale at a price that is reasonable given its current market value.

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

As discussed in Note 5, during 2013, the following properties were classified as held for sale:

Medford Property

During the fourth quarter of 2011, we listed for sale the Medford property. At this time we do not anticipate maintaining significant continuing involvement in this property after a sale. Accordingly, the operations of this property have been classified as discontinued operations in our consolidated statements of operations for all periods presented. The property and equipment of this property have been classified as assets held for sale in the consolidated balance sheets as of March 31, 2013 and December 31, 2012. Refer to Note 7 for further detail.

Missoula Property

During the fourth quarter of 2011, we listed for sale the Missoula property. At the time we did not anticipate maintaining significant continuing involvement. Accordingly, the operations of this property were classified as discontinued operations in our consolidated statements of operations for the year ended December 31, 2011. The property and equipment of this property have been classified as assets held for sale in the consolidated balance sheet as of December 31, 2012.

During the quarter ended March 31, 2013, we entered into a definitive agreement to sell the property for $1.95 million and subsequently closed that sale. Concurrent with the sale, the purchaser signed a franchise agreement. We determined that while the continuing operations cash flows are not significant, we still have significant involvement under the franchise agreement such that the property should not continue to be classified as discontinued operations. It has been reclassified to continuing operations for all periods presented.

Pendleton Property

During the third quarter of 2012, we listed for sale our Pendleton property. We determined the property met the criteria to be classified as an asset held for sale, but did not meet the criteria for treatment as discontinued operations as we anticipated that after a sale we would maintain significant continuing involvement through a franchise agreement. The property and equipment of this property are classified as assets held for sale in the consolidated balance sheets as of March 31, 2013 and December 31, 2012.

In the first quarter of 2013, we entered into a definitive agreement to sell the property for $2.25 million and subsequently closed that sale in the second quarter of 2013. Concurrent with the sale, the purchaser signed a franchise agreement. See Note 16 for further discussion.

Kalispell Mall Property

Also during the third quarter of 2012, we listed for sale our Kalispell Mall property. We did not, however, expect to maintain significant continuing involvement in the commercial mall after the sale and classified the real estate operations of this property as discontinued operations in our consolidated statements of operations for all periods presented. Refer to Note 7 for further detail. The property and equipment of this property have been classified as assets held for sale in the consolidated balance sheets as of March 31, 2013 and December 31, 2012.

In the first quarter of 2013, we entered into a definitive agreement to sell the property for $11.6 million and subsequently closed that sale in the second quarter of 2013. See Note 16 for further discussion.

At March 31, 2013, we planned to sell, within one year, all of the properties discussed above that had not yet been sold. The property and equipment of these properties, which are classified as assets held for sale on the consolidated balance sheets as of March 31, 2013 and December 31, 2012, are detailed in the table below (in thousands):

	March 31, 2013	December 31, 2012
Buildings and equipment	$23,587	$24,540
Furniture and fixtures	2,426	2,818
Landscaping and land improvements	1,670	1,732
	27,683	29,090
Less accumulated depreciation	(18,117)	(18,374)
	9,566	10,716
Land	6,694	7,305
Construction in progress	189	267
Assets held for sale	$16,449	$18,288

Impairments of assets held for sale in continuing operations

At the time each property was listed for sale, and at any time during the marketing process in which there was a change in circumstances (decrease in listed price, difference in purchase offer), the carrying value of the assets was written down to their estimated fair value less selling costs, and an impairment was recognized in either continuing operations or discontinued operations.

During the quarter ended March 31, 2013, we considered whether any events or changes in circumstances occurred that would indicate that the carrying amounts of the assets held for sale would not be recoverable and would require us to further impair the properties and determined no such events had occurred and therefore no impairments were recognized.

In the first quarter of 2012, we recognized pre-tax impairment charges in aggregate of $6.7 million on our Helena, Denver Southeast, and Missoula properties.

7.	Discontinued Operations

During the quarter ended September 30, 2012, we listed for sale our Kalispell Mall property. We did not expect to maintain significant continuing involvement with the real estate operations of the commercial mall after it is sold, but did intend to enter into a lease to operate our hotel located there. We did not believe that we would have significant control or significant cash flows associated with the mall operations; therefore the mall was classified as discontinued operations in the consolidated statements of operations for all periods presented.

As discussed in Note 6, in the first quarter of 2013 we entered into a definite agreement to sell the property for $11.6 million and subsequently closed that sale in the second quarter of 2013. See Note 16 for further discussion.

During 2011, we listed for sale our Medford property. We do not anticipate maintaining significant continuing involvement in this property after a sale. Accordingly, the operations of this property have been classified as discontinued operations in our consolidated statements of operations for all periods presented. The property and equipment of the hotel is classified as held for sale on the consolidated balance sheets for all periods presented.

During the first quarter of 2013, we decided to cease the activities of a catering contract in Yakima, Washington. Accordingly, all operations under this contract have been classified as discontinued operations in our consolidated statements of operations for all periods presented. Certain property and equipment related to these operations were considered abandoned and a pre-tax loss on disposition of assets of $70,000 has been recognized in discontinued operations..

The following table summarizes the assets and liabilities of discontinued operations included in the consolidated balance sheets as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$394	$184
Accounts receivable, net	355	221
Inventories	88	39
Prepaid expenses and other	22	36
Total current assets	859	480
Property and equipment, net	14,272	14,247
Total current assets, net	$15,131	$14,727

LIABILITIES
Accounts payable	$100	$57
Accrued payroll related benefits	94	26
Advance deposits	13	8
Other accrued expense	420	312
Total current liabilities	$627	$403

The following table summarizes the results of discontinued operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues	$1,541	$1,465
Operating expenses	(1,276)	(1,239)
Hotel facility and land lease	(44)	(56)
Depreciation and amortization	(4)	(282)
Income tax benefit (expense)	(79)	40
Income (loss) from operations of discontinued business units	138	(72)

Loss on disposal and impairment of the assets of discontinued business units	(70)	—
Income tax benefit	25	—
Loss on impairment of the assets of the discontinued business units	(45)	—

Income (loss) from discontinued operations	$93	$(72)

Impairments of assets held for sale in discontinued operations

At the time each property was listed for sale, and at any time during the marketing process in which there was a change in circumstances (decrease in listed price, difference in purchase offer), the carrying value of the assets was written down to their estimated fair value less selling costs, and an impairment was recognized in discontinued operations.

During the quarter ended March 31, 2013, we considered whether any events or changes in circumstances occurred that would indicate that the carrying amounts of the assets held for sale in discontinued operations would not be recoverable and would require us to further impair the properties and determined no such events had occurred and therefore no impairments were recognized.

8.	Goodwill and Intangibles

Goodwill represents the excess of the estimated fair value of the net assets acquired during business combinations over the net tangible and identifiable intangible assets acquired. Goodwill was recorded in prior years in connection with the acquisitions of franchises and entertainment businesses. The Red Lion brand name is an identifiable, indefinite lived-intangible asset that represents the separable legal right to a trade name and associated trademarks acquired in a business combination we entered into in 2001. Goodwill and the brand name are not amortized; however, we assess goodwill and the brand name for potential impairments annually in the fourth quarter, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets. We did not impair any goodwill during the three months ended March 31, 2013 or 2012.

9.	Credit Facility and Long-Term Debt
At March 31, 2013 outstanding debt was $79.2 million. That debt balance includes $9.8 million outstanding on a term loan with Wells Fargo. In addition to this term loan, we also have a revolving line of credit with Wells Fargo for up to $10 million. At March 31, 2013, the full $10 million on the revolving line of credit was available as we had no amount drawn on that date. We also had $30.8 million of debentures due to Red Lion Hotels Capital Trust and a total of $38.5 million in nine fixed-rate notes collateralized by individual properties ("CMBS debt").
The CMBS debt consists of two pools of cross securitized debt: (i) one consisting of five properties with total borrowings of $18.2 million; and (ii) a second consisting of four properties with total borrowings of $20.3 million. Each pool of securitized debt includes defeasance provisions for early repayment. All of the CMBS debt matures on July 11, 2013.
Principal payments of $0.5 million are required on the term loan on the last day of each calendar quarter or the first business day thereafter. Additional principal payments will be required on the term loan if a property securing the facility is sold or we raise new equity. In the case of a property sale, the additional payment required will be the greater of (i) 50% of the net proceeds from the sale or (ii) 50% of the appraised market value of the property being sold. In the case of an equity issue, the additional payment required will be 50% of the net equity proceeds raised. On March 12, 2013, the maturity of our Wells Fargo credit facility was extended, so all remaining unpaid amounts on the term loan and the revolving line of credit under that facility are now due on June 30, 2013.

At March 31, 2013, our obligations under the facility are (i) guaranteed by our subsidiaries Red Lion Hotels Limited Partnership, Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Holdings, Inc., (ii) secured by our accounts receivable and inventory, and (iii) further collateralized by our owned hotel properties in Bellevue, Spokane, Olympia, Kelso, and Wenatchee, Washington; in Post Falls, Pocatello, and Boise, Idaho; in Bend and Coos Bay, Oregon; and our commercial mall and hotel in Kalispell, Montana.
Subsequent to March 31, 2013, we made the regularly scheduled term loan principal payment of $0.5 million and paid an additional $8.8 million on the term loan from the proceeds of the sale of the Kalispell Mall property, bringing the balance to $0.5 million as of the date for filing this Form 10-Q.

The credit facility requires us to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage and to debt service coverage ratios. It also includes customary events of default. We were in compliance with these covenants at March 31, 2013.
During the first quarter of 2013, we received a commitment from Wells Fargo to provide a new credit facility on the following terms upon maturity of the current facility:

•	The facility will include a revolving line of credit for up to $10 million for general corporate purposes.

•	The facility will include a term loan of $45 million that we plan to use to as follows:

◦	We will use $38.2 million to refinance the CMBS debt.

◦	We will use $0.5 million to pay off the remaining balance of the existing term loan.

◦	We will use the remaining $6.3 million for capital expenditures and general corporate purposes.

•	Principal payments will be required on the term loan in amounts sufficient to amortize the principal over a period of 15 years.

•	We will pay an origination fee equal to 0.50% of the availability under the revolving line of credit and 1.00% of the term loan.

•	The term of the revolving line of credit will mature on June 30, 2015. The term loan will mature on June 30, 2018.

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

•
The facility will be secured by 19 of our hotel properties, which must be appraised at an aggregate value equal to at least twice the total commitment. If one of those properties is sold, we will be required to make an additional principal payment on the term loan equal to the greater of (i) 50% of the net proceeds from the sale, or (ii) 50% of the appraised market value of the property being sold. If any such additional principal payment exceeds $1 million, the remaining principal balance amortization will be modified to reflect the additional payment.

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

The facility will require us to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage and to debt service and loan commitment coverage. It will also include customary events of default. We paid Wells Fargo a nonrefundable fee in the amount of $100,000 for the commitment for the new facility, which will be credited to origination fees if the facility is entered into.

Because of the conditions to Wells Fargo's obligations under the commitment, there is no assurance that we will be successful in obtaining this new credit facility.

10.	Business Segments

As of March 31, 2013, we had three operating segments: hotels, franchise and entertainment. The “other” segment consists of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense and income taxes; therefore, it has not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues and expenses.

Selected information with respect to continuing operations is provided below (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues:
Hotels	$25,594	$28,152
Franchise	1,264	1,089
Entertainment	3,373	2,524
Other	85	110
	$30,316	$31,875
Operating income (loss):
Hotels	$(1,989)	$(7,998)
Franchise	(47)	(94)
Entertainment	310	220
Other	(2,163)	(1,778)
	$(3,889)	$(9,650)

	March 31, 2013	December 31, 2012
Identifiable assets:
Hotels (1)	$210,704	$212,418
Franchise	9,103	8,994
Entertainment	5,763	5,976
Other (1)	30,616	33,554
	$256,186	$260,942
__________

(1)	Includes the identifiable assets of discontinued operations held for sale.

11. Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the three months ended March 31, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator - basic and diluted:
Net income (loss) from continuing operations	$(3,203)	$(7,096)
Less net income or loss attributable to noncontrolling interest	—	(7)
Net income (loss) from discontinued operations	93	(72)
Net income (loss) attributable to Red Lion Hotels Corporation	$(3,110)	$(7,161)
Denominator:
Weighted average shares - basic	19,469	19,222
Weighted average shares - diluted	19,469	19,222
Earnings (loss) per share attributable to Red Lion Hotels
Corporation: basic and diluted
Net income (loss) from continuing operations	$(0.17)	$(0.37)
Net income (loss) from discontinued operations	$0.01	$0.00
Net income (loss) attributable to Red Lion Hotels Corporation	$(0.16)	$(0.37)

For the three months ended March 31, 2013, all of the 169,783 options to purchase common shares and all of the 308,217 restricted stock units outstanding as of that date were considered antidilutive. For the three months ended March 31, 2012, all of the 253,401 options to purchase common shares outstanding as of that date were considered antidilutive, as were all of the 283,633 restricted stock units outstanding.

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

At March 31, 2013 we were not able to reliably estimate the full year effective tax rate. Accordingly, we have recognized interim income tax benefit using the discrete method based on actual results for the three months ended March 31, 2013. The effective tax rates from continuing operations at March 31, 2013 and 2012 were 39.2% and 38.0%, respectively. The difference between the effective tax rates and the statutory rate of 34.0% for the periods are primarily driven by the impact of state income taxes, federal tax credits, and non-deductible expenses.

We recognize the financial statement effect of a tax position when, based on the technical merits of the uncertain tax position, it is more likely than not to be sustained on a review by taxing authorities. These estimates are based on judgments made with currently available information. We review these estimates and make changes to recorded amounts of uncertain positions as facts and circumstances warrant. We had no material uncertain tax positions at March 31, 2013. Accordingly, we have not provided for any unrecognized tax benefits or related interest and penalties. With limited exception, we are no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for years prior to 2005.

Based on our current assessment of future taxable income, including scheduling of the reversal of our taxable temporary differences, we anticipate that it is more likely than not that we will generate sufficient taxable income to realize our recorded deferred tax assets, and therefore we did not record a valuation allowance against our deferred tax assets as of March 31, 2013.

13.	Stock Based Compensation

The 2006 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by our shareholders and allowed awards of 2.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of March 31, 2013, there were 847,991 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.

In the three months ended March 31, 2013, we recognized no compensation expense related to options, compared to approximately $20,000 during the same period in 2012.

A summary of stock option activity for the three months ended March 31, 2013, is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2013	172,814	$9.41
Options granted	—	$—
Options exercised	(2,000)	$7.82
Options forfeited	(1,031)	$5.26
Balance, March 31, 2013	169,783	$9.49
Exercisable, March 31, 2013	168,343	$9.51

Additional information regarding stock options outstanding and exercisable as of March 31, 2013, is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$5.10	5,000	1.64	2014	$5.10	$10,050	5,000	$5.10	$10,050
$7.10 - $7.46	10,881	3.81	2015-2020	7.36	29	9,441	7.41	14
$8.74 - $8.80	113,407	5.08	2018	8.76	—	113,407	8.76	—
$12.21-$13.00	40,495	3.89	2016-2017	12.62	—	40,495	12.62	—
	169,783	4.62	2013-2020	$9.49	$10,079	168,343	$9.51	$10,064
__________

(1)
The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been fully vested and exercised on the last trading day of the first three months of 2013, or March 31, 2013, based upon our closing stock price on that date of $7.11.

As of March 31, 2013 and 2012, there were 308,217 and 283,633 unvested restricted stock units outstanding, respectively. Since we began issuing restricted stock units, approximately 18.0% of total units granted have been forfeited. In the first quarter of 2013, we recognized approximately $0.2 million in compensation expense related to restricted stock units compared to $0.2 million in the comparable period in 2012. As the restricted stock units vest, we expect to recognize approximately $1.6 million in additional compensation expense over a weighted average period of 31 months, including $0.5 million during the remainder of 2013.

A summary of restricted stock unit activity for the three months ended March 31, 2013, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2013	323,561	$7.75
Granted	—	$—
Vested	—	$—
Forfeited	(15,344)	$7.93
Balance, March 31, 2013	308,217	$7.74

In January 2008, we adopted the 2008 employee stock purchase plan (the “2008 ESPP”) upon the expiration of its predecessor plan. Under the 2008 ESPP, a total of 300,000 shares of common stock are authorized for purchase by eligible employees at a discount through payroll deductions. No employee may purchase more than $25,000 worth of shares in any calendar year, or more than 10,000 shares during any six-month purchase period under the plan. As allowed under the 2008 ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. In January 2013 there were 7,276 shares issued to participants under the terms of the plan.

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

Estimated fair values of financial instruments (in thousands) are shown in the table below. The carrying amounts for cash and cash equivalents, accounts receivable and current liabilities are reasonable estimates of their fair values. We estimate the fair value of our long-term debt, excluding leases, using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. The debentures are valued at the closing price on March 31, 2013, of the underlying trust preferred securities on the New York Stock Exchange, which was a directly observable Level 1 input. The fair values provided below are not necessarily indicative of the amounts we or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents and restricted cash(1)	$7,741	$7,741	$8,894	$8,894
Accounts receivable(1)	$5,767	$5,767	$5,774	$5,774
Current notes receivable	$4,105	$4,105	$4,112	$4,112
Financial liabilities:
Current liabilities, excluding debt(1)	$19,326	$19,326	$18,195	$18,195
Debt, excluding debentures	$48,335	$48,157	$49,178	$49,362
Debentures	$30,825	$32,966	$30,825	$31,362
__________

(1)	Includes the cash, accounts receivable, and current liabilities of discontinued operations held for sale.

15.	Commitments and Contingencies

At any given time we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a materially adverse effect on our consolidated financial position or net cash flow.

16.	Subsequent Events

On April 4, 2013, we closed on the sale of the Pendleton property for $2.25 million, of which $530 thousand was paid at closing and $1.72 million remains payable pursuant to a secured promissory note with monthly payments and the balance due in April 2016. Concurrent with the sale, we entered into a franchising agreement with the new owners of the property.

On April 25, 2013, we closed on the sale of the Kalispell Mall property for $11.6 million. This property partially collateralized our credit facility. Under the terms of that agreement, we made a principal payment in the amount of $8.8 million when the sale closed. See Note 9 for further discussion. Concurrent with the sale, we entered into an operating lease agreement with the buyer of the commercial mall under which we will continue to operate the attached Red Lion Hotel Kalispell for a term of 15 years with three additional terms, at our option, of five years each. As required under the terms of the agreement, we will pay $0.5 million per year in lease payments for a maximum of 45 months with annual increases thereafter of 2% per year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will” and similar expressions or their negatives are used in this quarterly report, these are forward-looking statements. Many possible events or factors, including those discussed in “Risk Factors” under Item 1A of our annual report filed with the Securities and Exchange Commission (“SEC”) on Form 10-K for the year ended December 31, 2012, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

In this report, "we," "us," "our," "our company" and "RLH" refer to Red Lion Hotels Corporation and, as the context requires, all of its wholly owned subsidiaries, including Red Lion Hotels Holdings, Inc., Red Lion Hotels Franchising, Inc. and Red Lion Hotels Limited Partnership. "Red Lion" refers to the Red Lion brand. The terms "the network" or "network of hotels" refer to our entire group of owned, leased and franchised hotels.

The following discussion and analysis should be read in connection with our unaudited consolidated financial statements and the condensed notes thereto and other financial information included elsewhere in this quarterly report, as well as in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2012, previously filed with the SEC on Form 10-K.

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

As of March 31, 2013, the Red Lion network of hotels was comprised of 50 hotels located in nine states and one Canadian province. The Red Lion Hotels and Red Lion Inn & Suites network was comprised of 49 hotels with 8,865 rooms and 470,087 square feet of meeting space, of which we operated 27 hotels (22 are wholly owned and five are leased), and franchised 22 hotels. The Leo Hotel Collection was comprised of one hotel with 2,956 rooms and 220,000 square feet of meeting space.

A summary of our properties is provided below:

	Hotels	Total Available Rooms	Meeting Space (sq. ft.)
Red Lion Owned and Leased Hotels:
Continuing Operations	26	4,936	240,074
Discontinued Operations	1	185	9,552
Red Lion Franchised Hotels	22	3,744	220,461
Leo Hotel Collection	1	2,956	220,000
Total	50	11,821	690,087

We operate in three reportable segments:

•
The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels. As of March 31, 2013, we operated 27 hotels, of which 22 are wholly-owned and five are leased. One of the owned hotels is classified as discontinued operations and not included in reported comparable hotel statistics from continuing operations.

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

•
The entertainment segment derives revenue primarily from promotion and presentation of entertainment productions under the operations of WestCoast Entertainment and from ticketing services under the operations of TicketsWest. The ticketing service offers online ticket sales, ticketing inventory management systems, call center services, and outlet/electronic distributions for event locations.

Our remaining activities, none of which constitutes a reportable segment, have been aggregated into "other".

Executive Summary

Our company strategy is to grow the Red Lion Brands and profitability through (1) growth in the franchise business aided by the segmentation of our brands to add clear differentiation between Red Lion Hotels, Red Lion Inns & Suites and Leo Hotel Collection products; (2) sales and marketing initiatives and (3) leveraging our owned assets to strengthen the balance sheet and refresh our hotels.

We believe franchising represents a profitable non-capital intensive growth opportunity. Our strategy is to commit resources to continue to grow the Red Lion Brands in the coming years through franchising. By segmenting our brand with clear distinctions between each offering of full service Red Lion Hotel, limited service Red Lion Inns & Suites and the unique, boutique or destination experience of the Leo Hotel collection, we are uniquely positioned to provide an appealing alternative for a variety of owners.

We have invested in sales and marketing talent and technology to improve our ability to manage the various channels which drive occupancy and rate at our hotels including transient, group and preferred corporate business. These investments include the redesign of the redlion.com website and booking engine. Our initiatives also include individual hotel websites, to launch later this year, that will provide additional sales resources for expanding market reach and driving business in our owned and franchised properties. We have refreshed the look and feel of our logo and our marketing, which will be reflected in printed and online collateral, advertisements and social media.

We have also embarked on a program of strategic asset sales by means of selective reduction in asset ownership. Proceeds from asset sales have been primarily used to reduce debt and make improvements to our owned and leased hotels. We are committed to keeping our properties well maintained and attractive to our customers in order to enhance our competitiveness within the industry and keep our hotels properly positioned in their markets.

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

Revenue per available room ("RevPAR") for owned and leased hotels on a comparable basis from continuing operations increased 1.3% in the first quarter of 2013 from the first quarter of 2012. Occupancy decreased 130 basis points in the first quarter of 2013 from the first quarter of 2012. ADR increased 3.7% in the first quarter of 2013 versus the first quarter of 2012, to $80.57 from $77.67. Average occupancy, ADR and RevPAR statistics are provided below on a comparable basis.

	For the three months ended March 31,
	2013			2012
	Average Occupancy	ADR	RevPAR	Average Occupancy	ADR	RevPAR
Owned and Leased Hotels	52.9%	$80.57	$42.64	54.2%	$77.67	$42.08
Franchised Hotels	46.7%	$82.01	$38.30	47.7%	$78.62	$37.54
Total System Wide	50.5%	$81.08	$40.96	51.7%	$78.01	$40.32
Change from prior comparative period:
Owned and Leased Hotels	(1.3)	3.7%	1.3%
Franchised Hotels	(1.0)	4.3%	2.0%
Total System Wide(1)	(1.2)	3.9%	1.6%

(1)
Includes all hotels owned, leased and franchised, presented on a comparable basis. This excludes one owned hotel identified as discontinued operations. The Red Lion Colonial Hotel in Helena, Montana ("Helena property"), which was sold in July 2012, the Red Lion Hotel Denver Southeast in Aurora, Colorado ("Denver Southeast property"), which was sold in October 2012, and the Red Lion Hotel Missoula, in Missoula, Montana ("Missoula property"), which was sold in February 2013, have been excluded from the owned and leased hotel statistics and included in the franchised statistics as we maintained franchise agreements on those three properties.

Average occupancy, ADR and RevPAR, as defined below, are widely used in the hospitality industry and appear throughout this document as important measures to the discussion of our operating performance.

•	Average occupancy represents total paid rooms occupied divided by total available rooms. We use average occupancy as a measure of the utilization of capacity in our network of hotels.

•	RevPAR represents total room and related revenues divided by total available rooms. We use RevPAR as a measure of performance yield in our network of hotels.

•	ADR represents total room revenues divided by the total number of paid rooms occupied by hotel guests. We use ADR as a measure of room pricing in our network of hotels.

•
Total available rooms represents the number of rooms available multiplied by the number of days in the reported period. We use total available rooms as a measure of capacity in our network of hotels and do not adjust total available rooms for rooms temporarily out of service for remodel or other short-term periods.

•
Comparable hotels are hotels that have been owned, leased or franchised by us and were in operation throughout each of the full periods presented, other than hotels classified as discontinued operations.

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

Results of Operations

Our reported numbers for the periods presented in this report reflect results of the Helena and Denver Southeast properties for part of 2012 but not the full year, as the sales of the properties closed on July 30, 2012 and October 24, 2012, respectively. In addition, our reported numbers for the periods presented reflect the results of the Missoula property through February 20, 2013, when the sale of that property closed. These properties were reported in continuing operations since we have significant continuing involvement in the operations of these properties that now operate as franchised hotels. In order to help investors distinguish changes from results of continuing operations versus changes due to the sales of these hotel properties, we will discuss operating results from continuing operations as reported and also discuss certain operating results and data for periods included in the report on a comparable hotel basis. Comparable hotels are hotels that have been owned, leased or franchised by us and were in operation throughout each of the full periods presented, other than hotels classified as discontinued operations. Therefore, the Helena, Denver Southeast and Missoula properties are excluded from the comparable owned and leased hotel statistics and operating results.

During the first quarter of 2013 and 2012, we reported net loss from continuing operations of $3.2 million or $0.17 per diluted share, and net loss of $7.1 million or $0.37 per diluted share, respectively. For the first quarter of 2013 earnings before interest, taxes, depreciation and amortization (“EBITDA”) from continuing operations was $(0.1) million, compared to EBITDA of $(5.8) million for the first quarter of 2012, which includes $6.7 million in pre-tax impairment charges on the Helena, Denver Southeast and Missoula properties.

A summary of our consolidated statements of operations is provided below (in thousands):

	Three Months Ended March 31,
	2013	2012
Total revenue	$30,316	$31,875
Total operating expenses	34,205	41,525
Operating income (loss)	(3,889)	(9,650)
Other income (expense):
Interest expense	(1,484)	(1,817)
Other income, net	101	13
Income (loss) before taxes before income taxes	(5,272)	(11,454)
Income tax expense (benefit)	(2,069)	(4,358)
Net income (loss) from continuing operations	(3,203)	(7,096)
Net income (loss) from discontinued operations, net of tax	93	(72)
Net income (loss)	$(3,110)	$(7,168)
Net income (loss) attributable to Red Lion Hotels Corporation	$(3,110)	$(7,161)

Non-GAAP data:
EBITDA	$26	$(5,618)
EBITDA from continuing operations	$(124)	$(5,788)

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

The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income (loss) attributable to Red Lion Hotels Corporation for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
EBITDA from continuing operations	$(124)	$(5,788)
Income tax (expense) benefit - continuing operations	2,069	4,358
Interest expense - continuing operations	(1,484)	(1,817)
Depreciation and amortization - continuing operations	(3,664)	(3,842)
Net income (loss) attributable to Red Lion Hotels Corporation
from continuing operations	$(3,203)	$(7,089)
Income (loss) of discontinued operations, net of tax	93	(72)
Net income (loss) attributable to Red Lion Hotels Corporation	$(3,110)	$(7,161)

	Three Months Ended March 31,
	2013	2012
EBITDA	$26	$(5,618)
Income tax (expense) benefit	2,015	4,398
Interest expense	(1,484)	(1,817)
Depreciation and amortization	(3,667)	(4,124)
Net income (loss) attributable to Red Lion Hotels Corporation	$(3,110)	$(7,161)

Revenue

A breakdown of our revenues from continuing operations for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

Revenue From Continuing Operations

	Three Months Ended March 31,
	2013	2012
Hotels:
Rooms	$19,005	$20,506
Food and beverage	6,076	7,069
Other department	513	577
Total hotels segment revenue	25,594	28,152
Franchise	1,264	1,089
Entertainment	3,373	2,524
Other	85	110
Total Operating Revenue	$30,316	$31,875

Our reported hotel segment numbers for the periods presented in this report reflect the results of the Helena property and Denver Southeast property for the first quarter 2012, but not the first quarter 2013, as the sale of those properties closed on July 30, 2012 and October 24, 2012, respectively. In addition, our reported hotel segment numbers for the periods presented reflect the results of the Missoula property for the first quarter of 2012, but not the full quarter 2013 as the sale of that property closed on February 20, 2013. In order to help investors distinguish changes in our results from continuing operations versus changes due to the sale of these properties, we will discuss our operating results as reported and also on a comparable basis to exclude the results of these sold properties from the hotel segment.

A breakdown of our comparable hotel revenues for the three months ended March 31, 2013 and 2012 is as follows:

Comparable Hotel Revenue From Continuing Operations

	Three Months Ended March 31,
	2013	2012
Room revenue from continuing operations	$19,005	$20,506
less: room revenue from Helena, Denver Southeast and Missoula properties	(64)	(1,608)
Comparable room revenue	$18,941	$18,898

Food and beverage revenue from continuing operations	6,076	7,069
less: food and beverage revenue from Helena, Denver Southeast and Missoula properties	(1)	(686)
Comparable food and beverage revenue	$6,075	$6,383

Other hotels revenue from continuing operations	513	577
less: other hotels revenue from Helena, Denver Southeast and Missoula properties	(5)	(197)
Comparable other hotels revenue	$508	$380

Total hotel revenue from continuing operations	25,594	28,152
less: Total hotel revenue from Helena, Denver Southeast and Missoula properties	$(70)	$(2,491)
Comparable total hotels revenue	$25,524	$25,661

Comparable hotel revenue from continuing operations represents reported hotel segment revenue less the impact of the Helena, Denver Southeast and Missoula properties' revenue. We utilize comparable hotel revenue from continuing operations as a financial measure because management believes that investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe it is a complement to reported revenue and other financial performance measures. Comparable hotel revenue from continuing operations is not intended to represent reported hotel revenue as defined by GAAP, and such information should not be considered as an alternative to reported hotel revenue or any other measure of performance prescribed by GAAP,

Three months ended March 31, 2013 and 2012

During the first quarter of 2013, revenue from the hotel segment decreased $2.6 million or 9.1% from the first quarter of 2012. The first quarter of 2012 included revenue from the Helena, Denver Southeast and Missoula properties, whereas the first quarter of 2013 did not include any revenue from the Helena and Denver Southeast properties due to their sale in 2012. Additionally, the first quarter of 2013 included only a partial quarter of revenue from the Missoula property which was sold in February 2013. On a comparable basis, excluding the results of the Helena, Denver Southeast and Missoula properties, revenue from the hotel segment decreased $0.1 million or 0.5% in the first quarter of 2013 compared to the first quarter of 2012. This comparable decrease was primarily driven by a 90-day period in the first quarter of 2013 and a 91-day period in the first quarter of 2012 as the prior year was a leap year.

Revenue from our franchise segment increased $0.2 million to $1.3 million in the first quarter of 2013 compared to the first quarter of 2012. The addition of new franchised properties primarily drove this increase. Revenue in the entertainment segment increased $0.9 million to $3.4 million in the first quarter of 2013 compared to $2.5 million in the first quarter of 2012, primarily due to an increase in the total number of show nights for our productions in 2013.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, depreciation and amortization, hotel facility and land lease expense, gain or loss on asset dispositions and undistributed corporate expenses. Total operating expenses during the first quarter of 2013 compared to the first quarter of 2012 decreased $7.3 million. In the first quarter of 2012, operating expenses included pre-tax impairment charges of $6.7 million on our Helena, Denver Southeast, and Missoula properties.

A breakdown of our operating expenses and direct margin by segment as reported for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

Operating Expenses From Continuing Operations

	Three Months Ended March 31,
	2013	2012

Hotels	$23,312	$25,038
Franchise	1,299	1,172
Entertainment	2,984	2,203
Other	108	191
Depreciation and amortization	3,664	3,842
Hotel facility and land lease	1,124	1,126
Asset impairment	—	6,676
Loss (gain) on asset dispositions, net	(92)	(104)
Undistributed corporate expenses	1,806	1,381
Total operating expenses	$34,205	$41,525
Hotels revenue - continuing(1)	$25,594	$28,152
Direct margin (2)	$2,282	$3,114
Direct margin %	8.9%	11.1%
Franchise revenue (1)	$1,264	$1,089
Direct margin (2)	$(35)	$(83)
Direct margin %	(2.8)%	(7.6)%
Entertainment revenue	$3,373	$2,524
Direct margin (2)	$389	$321
Direct margin %	11.5%	12.7%
Other revenue - continuing (1)	$85	$110
Direct margin (2)	$(23)	$(81)
Direct margin %	(27.1)%	(73.6)%
__________

(1)	Excludes operations classified as discontinued.

(2)	Revenues less direct operating expenses.

Our reported hotel segment numbers for the periods presented in this report reflect the results of the Helena property and Denver Southeast property for the first quarter 2012, but not the first quarter 2013, as the sale of those properties closed on July 30, 2012 and October 24, 2012, respectively. In addition, our reported hotel segment numbers for the periods presented reflect the results of the Missoula property for the first quarter of 2012, but not the full quarter 2013 as the sale of that property closed on February 20, 2013. In order to help investors distinguish changes in our results from continuing operations versus changes due to the sale of these properties, we will discuss our operation results as reported and also on a comparable basis to exclude the results of these sold properties from the hotel segment.

A breakdown of our comparable hotel operating expenses and direct margin for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

Comparable Hotel Operating Expenses From Continuing Operations

	Three Months Ended March 31,
	2013	2012
Hotel operating expenses from continuing operations	23,312	25,038
less: Hotel operating expenses from Missoula, Denver Southeast and Helena properties	(138)	(2,613)
Comparable hotel operating expenses	$23,174	$22,425
Hotel revenue from continuing operations	25,594	28,152
less: Hotel revenue from Missoula, Denver Southeast and Helena properties	(70)	(2,491)
Comparable hotel revenue	$25,524	$25,661
Hotel direct operating margin from continuing operations	2,282	3,114
less: Hotel direct operation margin from Missoula, Denver Southeast and Helena properties	68	122
Comparable hotel direct margin	$2,350	$3,236
Comparable hotel direct margin %	9.2%	12.6%

Comparable hotel operating expense from continuing operations represents reported hotel segment operating expenses less the impact of the Helena, Denver Southeast and Missoula properties' revenue. We utilize comparable hotel operating expense from continuing operations as a financial measure because management believes that investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe it is a complement to reported operating expense and other financial performance measures. Comparable hotel operating expense from continuing operations is not intended to represent reported hotel operating expense as defined by GAAP, and such information should not be considered as an alternative to reported hotel operating expense or any other measure of performance prescribed by GAAP,

Three months ended March 31, 2013 and 2012

Direct hotel expenses as reported were $23.3 million in the first quarter of 2013 compared to $25.0 million in the first quarter of 2012. The primary driver of the decline was the sale of the Helena, Denver Southeast and Missoula properties. The prior year's first quarter included a full quarter of expense for these properties whereas the first quarter of 2013 did not. On a comparable basis, direct hotel expenses were $23.2 million in the first quarter of 2013 compared to $22.4 million in the first quarter of 2012, representing a 3.3% increase. The increase was driven by a few different items, including increased investment in marketing and additional workers compensation expense in the first quarter of 2013. Additionally, the first quarter of 2012 benefited from labor cost adjustments that did not reoccur in the first quarter of 2013. On a comparable basis, the hotel segment had a direct margin of 9.2% in the first quarter of 2013 compared to 12.6% during the first quarter of 2012. The decline in margin was primarily driven by the higher costs mentioned above and the lower revenue as a result of the comparison to a prior year quarter that included one extra day due to leap year.

Direct expenses for the franchise segment in the first quarter of 2013 increased by $0.1 million compared to the first quarter of 2012, primarily driven by increased payroll and marketing costs. Direct expenses for the entertainment segment in the first quarter of 2013 increased $0.8 million as compared to the first quarter of 2012, due to the increased number of show nights for our productions in the first quarter of 2013.

Hotel facility and land lease costs remained flat at $1.1 million in the first quarter of 2013 compared to the first quarter of 2012.

Undistributed corporate expenses increased by $0.4 million in the first quarter of 2013 compared to the first quarter of 2012. The increase primarily relates to increased legal fees and higher Directors' and officers' insurance premiums. Undistributed corporate expenses include general and administrative charges such as corporate payroll, stock compensation expense, director’s fees, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment, such as accounting, human resources and information technology, are distributed and included in direct expenses of the segments to which they are allocated.

Income Taxes

During the first quarter of 2013, we reported an income tax benefit from continuing operations of $2.1 million compared to an income tax benefit from continuing operations of $4.4 million during the first quarter of 2012. The difference is due to the decrease in the loss from continuing operations during the quarter.

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

Based on our current assessment of future taxable income, including scheduling of the reversal of our taxable temporary differences, we anticipate that it is more likely than not that we will generate sufficient taxable income to realize our recorded deferred tax assets, and therefore we did not record a valuation allowance against our deferred tax assets as of March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2013, we had total long term debt due within one year of $48.3 million. This included a $9.8 million term loan under our credit facility with Wells Fargo Bank, National Association ("Wells Fargo") that matures on June 30, 2013 and other debt with a balance of $38.5 million maturing on July 11, 2013. Our current liabilities at March 31, 2013 exceeded our current assets, excluding assets held for sale, by $43.7 million. As discussed below, we are actively pursuing financing alternatives to address maturing indebtedness and to supplement working capital.

We can access up to $10.0 million on our current revolving line of credit, subject to certain financial covenants. We had no amounts drawn on the revolving line of credit at either March 31, 2013 or the date of filing this Form 10-Q. We continue to be in compliance with our debt covenants, to generate positive cash flow from operations and to have adequate liquidity to fund our ongoing operating activities; however there can be no assurance that we will be able to repay or refinance our debts when they mature or invest in our hotels to remain competitive at our current rates.

Principal payments of $0.5 million are required on the current term loan on the last day of each calendar quarter or the first business day thereafter. Additional principal payments will be required on the term loan if a property securing the facility is sold or we raise new equity. In the case of a property sale, the additional payment required will be the greater of (i) 50% of the net proceeds from the sale or (ii) 50% of the appraised market value of the property being sold. In the case of an equity issue, the additional payment required will be 50% of the net equity proceeds. The maturity of the credit facility was recently extended by three months, so all remaining unpaid amounts on the term loan and the revolving line of credit are now due on June 30, 2013.

At March 31, 2013, our obligations under the current facility are (i) guaranteed by our subsidiaries Red Lion Hotels Limited Partnership, Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Holdings, Inc., (ii) secured by our accounts receivable and inventory, and (iii) further collateralized by our owned hotel properties in Bellevue, Spokane, Olympia, Kelso, and Wenatchee, Washington; in Post Falls, Pocatello, and Boise, Idaho; in Bend and Coos Bay, Oregon; and our commercial mall and hotel in Kalispell, Montana.

We have announced a listing for sale or the intent to sell some of our real estate assets. See Note 6 and Note 7 of Condensed Notes to Consolidated Financial Statements for further detail. Subsequent to quarter end, we closed on the sale of our commercial mall in Kalispell, Montana ("Kalispell Mall property"), and under the terms of our credit facility made a principal payment in the amount of $8.8 million which, when combined with a scheduled principal payment of $0.5 million made in April 2013, leaves a remaining balance on the current term loan of $0.5 million. See Note 16 of Condensed Notes to Consolidated Financial Statements for further detail.

The credit facility requires us to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage and to debt service coverage ratios. It also includes customary events of default. We were in compliance with these covenants at March 31, 2013.

We are committed to keeping our properties well-maintained and attractive to our customers in order to enhance our competitiveness within the industry and keep our hotels in the midscale category. This requires ongoing access to capital for replacement of outdated furnishings as well as for facility repair, modernization and renovation. Over the last four to five years, our levels of capital expenditures for these purposes have been lower than normal due to the general economic conditions impacting our industry. As a result, we will be required over the next 24 months to invest significant amounts of capital in our hotels in order to support the room rates that we have historically charged.

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

At March 31, 2013 outstanding debt was $79.2 million. That debt balance included $9.8 million outstanding on the term loan mentioned above. We also had $30.8 million of debentures due to Red Lion Hotels Capital Trust and a total of $38.5 million in nine fixed-rate notes collateralized by individual properties ("CMBS debt"). Our average pre-tax interest rate on debt was 7.5% at March 31, 2013, of which 87.6% was fixed at an average rate of 7.9% and 12.4% was at an average variable rate of 4.3%. As mentioned above, our term loan matured in March 2013, but was extended to June 30, 2013 and the CMBS debt matures on July 11, 2013.

The CMBS debt consists of two pools of cross securitized debt: (i) one consisting of five properties with total borrowings of $18.2 million; and (ii) a second consisting of four properties with total borrowings of $20.3 million. Each pool of securitized debt includes defeasance provisions for early repayment.

During the first quarter of 2013, we received a commitment from Wells Fargo to provide a new credit facility on the following terms upon maturity of the current credit facility:

•	The facility will include a revolving line of credit for up to $10 million for general corporate purposes.

•	The facility will include a term loan of $45 million that we plan to use to as follows:

◦	We will use $38.2 million to refinance the CMBS debt.

◦	We will use $0.5 million to pay off the remaining balance of the existing term loan.

◦	We will use the remaining $6.3 million for capital expenditures and general corporate purposes.

•	Principal payments will be required on the term loan in amounts sufficient to amortize the principal over a period of 15 years.

•	We will pay an origination fee equal to 0.50% of the availability under the revolving line of credit and 1.00% of the term loan.

•	The term of the revolving line of credit will mature on June 30, 2015. The term loan will mature on June 30, 2018.

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

•
The facility will be secured by 19 of our hotel properties, which must be appraised at an aggregate value equal to at least twice the total commitment. If one of those properties is sold, we will be required to make an additional principal payment on the term loan equal to the greater of (i) 50% of the net proceeds from the sale, or (ii) 50% of the appraised market value of the property being sold. If any such additional principal payment exceeds 50%, the remaining principal balance amortization will be modified to reflect the additional payment.

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

The facility will require us to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage and to debt service and loan commitment coverage. It will also include customary events of default. We paid Wells Fargo a nonrefundable fee in the amount of $100,000 for the commitment for the new facility, which will be credited to origination fees if the facility is entered into.

Because of the conditions to Wells Fargo's obligations under the commitment, there is no assurance that we will be successful in obtaining this new credit facility.

Operating Activities

Net cash used in operating activities during the first three months of 2013 totaled $0.3 million, a $4.3 million decrease from net cash provided by operating activities of $4.0 million during the first three months of 2012. The primary drivers of the 2013 decrease are a higher net loss in 2013 after adjustment for non-cash transactions, an unfavorable payment timing of accounts payable plus a decrease in accounts receivable collection.

Investing Activities

Net cash used in investing activities totaled $0.2 million during the first three months of 2013 compared to net cash used in investing activities of $1.2 million during the first three months of 2012. The primary driver of the 2013 decrease was the $1.8 million we received in proceeds from the sale of the Missoula property offset by $2.0 million spent on capital improvements as compared to $1.2 million spent in 2012.

Financing Activities

Net cash used in financing activities was $0.9 million during the first three months of 2013, compared to $1.3 million cash used in financing activities in the first three months of 2012. Financing activities during the first three months of 2013 included debt repayment of $0.8 million. The first three months of 2012 included the payment of $2.5 million of our credit facility partially offset by borrowings of $1.4 million on the same credit facility.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and estimated interest on debt, as of March 31, 2013 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt, excluding debentures(1)	$49,425	$49,425	$—	$—	$—
Operating and capital leases	22,641	3,576	8,354	4,618	6,093
Service agreements	1,480	655	550	275	—
Debentures due Red Lion
Hotels Capital Trust (1)	121,360	2,196	5,857	5,857	107,450
Total contractual obligations (2)	$194,906	$55,852	$14,761	$10,750	$113,543
__________

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

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

In addition to the above mentioned obligations, we have leasehold interests at our properties in Eugene, Oregon, the Seattle Airport, Vancouver, Washington, and the Red Lion River Inn as well as our corporate headquarters location, both located in Spokane, Washington. These leases require us to pay fixed monthly rent and have expiration dates of 2016 and beyond which is reflected in the table above.

Franchise Update

At March 31, 2013, our network of hotels included 22 hotels under franchise agreements, representing a total of 3,744 rooms and 220,461 square feet of meeting space. In January and February 2013 the Red Lion Denver Airport and Red Lion Inn & Suites Kent converted to the brand. Concurrent with the sale of the Missoula property, we signed a franchise agreement with the buyer. In February 2013, the Las Vegas Hotel & Casino, also known as the LVH, was the first hotel to join under our newly launched Leo Hotel Collection brand. In March 2013, we signed a franchise agreement with the owners of a hotel in Kennewick, Washington, which converted to the brand effective April 1, 2013. Subsequent to the end of the quarter and prior to the filing of this quarterly report, we closed on the sale of the Red Lion Hotel Pendleton in Pendleton, Oregon ("Pendleton property") and signed a franchise agreement for the property. See Note 6 and Note 16 of Condensed Notes to Consolidated Financial Statements. Separately, subsequent to the end of the quarter, we entered into a franchise agreement with the owners of a hotel in Tempe, Arizona. The hotel is expected to convert to the Red Lion Inn & Suites Tempe by the end of May 2013.

Subsequent to the end of the quarter we received advance notice of termination from our franchisee at our Seattle Fifth Avenue Hotel. We anticipate their departure from our network at the end of June, 2014. This hotel generated approximately 12% of our total franchise segment revenue in the first three months of 2013.

Asset Sale Update

In October 2012, we signed a letter of intent to sell our Missoula property and closed on the sale of that property in the first quarter of 2013. During 2012, we signed separate letters of intent to sell our Kalispell Mall and Pendleton properties and closed on the sale of both in April 2013. In February 2013, we signed a letter of intent to sell the Red Lion Hotel Medford in Medford, Oregon contingent upon satisfactory completion of a mutually agreed upon definitive agreement and the prospective buyer's satisfactory completion of due diligence.

Off-balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. We consider a critical accounting policy to be one that is both important to the portrayal of our financial condition and results of operations and requires management's most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 2 of Condensed Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2012.

Management has discussed the development and selection of our critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosures presented on Form 10-K for the year ended December 31, 2012. Since the date of our 2012 Form 10-K, there have been no material changes to our critical accounting policies, nor have there been any changes to our methodology and assumptions applied to these policies.

New and Future Accounting Pronouncements

Management has assessed the potential impact of recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to our company, or are not anticipated to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2013, $69.4 million of our outstanding debt was subject to currently fixed interest rates and was not exposed to market risk from rate changes. At March 31, 2013, we also had $9.8 million outstanding on a term loan at an interest rate of 4.3%, based on a variable rate. We can access up to $10 million on our current revolving line of credit, subject to certain financial covenants, to fund operating needs. As of March 31, 2013, the full $10 million on the revolving line of credit was available as we had no amount drawn as of that date.

Under our current credit facility, the borrowings under the facility's $10 million revolving line of credit may be limited based on a formula relating to a trailing twelve-month consolidated net income of the hotel properties collateralizing the facility. The margins on the interest rate options under the term loan and revolving line of credit are (i) 2.5% for borrowings accruing interest by reference to the facility's base rate, and (ii) to 5% for borrowings accruing interest by reference to LIBOR.

Under the terms of the commitment we have with Wells Fargo to provide a new credit facility, interest under the term loan and revolving line of credit will initially be payable at our option (i) at a fluctuating rate 0.75% above a base rate in effect from time to time, or (ii) at a rate 3.25% above LIBOR (under one, three or six month terms). Beginning in 2015, the spread on the LIBOR will decline if our senior leverage ratio is less than 3.00. We will be required to enter into a swap to hedge at least 40% of our interest rate exposure under the term loan.

We continue to manage our exposure to this risk by monitoring available financing alternatives.

The below table summarizes our debt obligations at March 31, 2013 on our consolidated balance sheet (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Debt, excluding debentures	$48,335	$—	$—	$—	$—	$—	$48,335	$48,157
Average interest rate							6.2%
Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$32,966
Average interest rate							9.5%

Item 4.	Controls and Procedures

As of March 31, 2013, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the first three months of 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our annual report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our annual report may not be the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
Index to Exhibits

Exhibit Number	Description

10.1	Third Amendment dated March 1, 2013 to Amended And Restated Credit Agreement between the Registrant and Wells Fargo Bank, National Association

10.2	Second Modification to Promissory Note (Term Note) dated March 1, 2013

10.3	Second Modification to Promissory Note (Revolving Line of Credit Note) dated March 1, 2013

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b)

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Lion Hotels Corporation
Registrant

Signature		Title	Date

By:	/s/ Jon E. Eliassen	President and Chief Executive Officer (Principal Executive Officer)	May 8, 2013
Jon E. Eliassen

By:	/s/ Julie Shiflett	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	May 8, 2013
Julie Shiflett

By:	/s/ Sandra J. Heffernan	Senior Vice President, Corporate Controller (Principal Accounting Officer)	May 8, 2013
Sandra J. Heffernan