Form 10-Q
period 2013-06-30
Red Lion Hotels CORP
filed 2013-08-09
CIK 1052595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 __________________________________________
FORM 10-Q
 __________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
As of August 5, 2013, there were 19,608,381 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$17,175	$6,477
Restricted cash	8	2,417
Accounts receivable, net	6,243	5,774
Notes receivable	2,135	4,112
Inventories	1,507	1,329
Prepaid expenses and other	2,994	2,648
Deferred income taxes	778	2,342
Assets held for sale	2,768	18,288
Total current assets	33,608	43,387
Property and equipment, net	192,422	195,012
Goodwill	8,512	8,512
Intangible assets	6,992	6,992
Notes receivable, long term	4,644	2,902
Other assets, net	4,808	4,137
Total assets	$250,986	$260,942
LIABILITIES
Current liabilities:
Accounts payable	$6,237	$5,967
Accrued payroll and related benefits	4,122	2,504
Accrued interest payable	57	190
Advance deposits	550	248
Other accrued expenses	9,981	9,286
Long-term debt, due within one year	3,000	49,178
Total current liabilities	23,947	67,373
Long-term debt, due after one year	42,000	—
Deferred income	3,689	3,923
Deferred income taxes	1,635	5,913
Debentures due Red Lion Hotels Capital Trust	30,825	30,825
Total liabilities	102,096	108,034
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock- 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock- 50,000,000 shares authorized; $0.01 par value; 19,574,572 and 19,451,849 shares issued and outstanding	196	195
Additional paid-in capital	151,230	150,798
Accumulated other comprehensive income (loss), net of tax	(134)	—
Retained earnings (accumulated deficit)	(2,402)	1,915

Total stockholders' equity	148,890	152,908
Total liabilities and stockholders’ equity	$250,986	$260,942

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
For the Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Revenue:
Hotels	$32,560	$36,525	$58,154	$64,677
Franchise	1,943	1,309	3,207	2,398
Entertainment	1,778	2,376	5,151	4,900
Other	86	122	171	232
Total revenues	36,367	40,332	66,683	72,207
Operating expenses:
Hotels	25,472	27,832	48,784	52,870
Franchise	2,013	1,096	3,312	2,268
Entertainment	2,115	2,567	5,099	4,770
Other	132	209	240	399
Depreciation and amortization	3,614	3,847	7,278	7,689
Hotel facility and land lease	1,221	1,156	2,345	2,282
Asset impairment	—	252	—	6,929
Loss (gain) on asset dispositions, net	(28)	(103)	(120)	(207)
Undistributed corporate expenses	1,858	1,902	3,664	3,283
Total operating expenses	36,397	38,758	70,602	80,283
Operating income (loss)	(30)	1,574	(3,919)	(8,076)
Other income (expense):
Interest expense	(1,545)	(1,820)	(3,029)	(3,637)
Other income, net	201	16	302	29
Income (loss) before taxes	(1,374)	(230)	(6,646)	(11,684)
Income tax expense (benefit)	(471)	(93)	(2,540)	(4,451)
Net income (loss) from continuing operations	(903)	(137)	(4,106)	(7,233)
Discontinued operations
Income (loss) from discontinued business units, net of income tax (benefit) expense of $7 and $71 for the three months ended and $86 and $31 for the six months ended June 30, 2013 and 2012, respectively	11	126	149	54
Income (loss) on disposal and impairment of the assets of the discontinued business units, net of income tax (benefit) expense of $(179) and $(1,678) for the three months ended and $(204) and $(1,678) for the six months ended June 30, 2013 and 2012, respectively	(315)	(2,959)	(360)	(2,959)
Net income (loss) from discontinued operations	(304)	(2,833)	(211)	(2,905)
Net income (loss)	(1,207)	(2,970)	(4,317)	(10,138)
Less net income or loss attributable to noncontrolling interest	—	—	—	(7)
Net income (loss) attributable to Red Lion Hotels Corporation	(1,207)	(2,970)	(4,317)	(10,131)
Comprehensive income (loss)
Unrealized gains (losses) on cash flow hedge, net of tax	(134)	—	(134)	—
Comprehensive income (loss) attributable to Red Lion Hotels Corporation	$(1,341)	$(2,970)	$(4,451)	$(10,131)
Earnings per share - basic and diluted
Net income (loss) from continuing operations	$(0.04)	$(0.01)	$(0.21)	$(0.38)
Net income (loss) from discontinued operations	$(0.02)	$(0.14)	$(0.01)	$(0.15)
Net income (loss) attributable to Red Lion Hotels Corporation	$(0.06)	$(0.15)	$(0.22)	$(0.53)
Weighted average shares - basic	19,512	19,292	19,490	19,257
Weighted average shares - diluted	19,512	19,292	19,490	19,257
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2013 and 2012

	Six Months Ended
	June 30,
	2013	2012
	(In thousands)
Operating activities:
Net loss	$(4,317)	$(10,138)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,282	8,252
(Gain) loss on disposition of property, equipment and other assets, net	444	(207)
Asset impairment	—	11,567
Deferred income taxes	(2,639)	(6,389)
Equity in investments	4	11
Stock based compensation expense	668	751
Tax benefit associated with stock based plans	(102)	14
Provision for doubtful accounts	53	233
Change in current assets and liabilities:
Restricted cash	1,816	602
Accounts receivable	71	(128)
Inventories	(238)	(105)
Prepaid expenses and other	(346)	(1,388)
Accounts payable	270	481
Income taxes payable	—	65
Accrued payroll and related benefits	1,425	2,615
Accrued interest payable	(133)	884
Deferred income	—	(14)
Other accrued expenses and advance deposits	788	1,155
Net cash provided by operating activities	5,046	8,261
Investing activities:
Purchases of property and equipment	(4,722)	(3,002)
Proceeds from disposition of property and equipment	13,414	4
Repayment of notes receivable	1,955	—
Advances to Red Lion Hotels Capital Trust	(27)	(27)
Other, net	—	(157)
Net cash (used in) provided by investing activities	10,620	(3,182)
Financing activities:
Borrowings on revolving credit facility	—	2,122
Repayment of revolving credit facility	(9,800)	(2,966)
Borrowings on long term debt	44,500	—
Repayment of long-term debt	(38,878)	(1,126)
Proceeds from stock options exercised	11	19
Proceeds from issuance of common stock under employee stock purchase plan	49	55
Additions to deferred financing costs	(850)	(253)
Net cash used in financing activities	(4,968)	(2,149)

The accompanying condensed notes are an integral part of the consolidated financial statements

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (Continued)
For the Six Months Ended June 30, 2013 and 2012

	Six Months Ended
	June 30,
	2013	2012
	(In thousands)

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	10,698	2,930
Cash and cash equivalents at beginning of period	6,477	1,981
Cash and cash equivalents at end of period	$17,175	$4,911

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Income taxes	$18	$84
Interest on long-term debt	$3,162	$2,752
Non-cash operating, investing and financing activities:
Reclassification of property and other assets/liabilities to assets held for sale	$141	$13,394
Exchange of note receivable for real property	$1,720	$—
Common stock redeemed	$193	$160
Conversion of restricted cash to accounts receivable	$593	$75
Exchange of common stock for noncontrolling interest in partnership	$—	$50
Conversion of note receivable to fixed assets	$—	$210
Bonuses to employees paid in stock	$—	$125

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation (“Red Lion”, "we", "our", "us" or the “company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of hotels under our proprietary brands, including Red Lion Hotels, Red Lion Inns & Suites and Leo Hotel Collection (the "Red Lion Brands"). As of June 30, 2013, the Red Lion network of hotels was comprised of 52 hotels located in 10 states and one Canadian province. The Red Lion Hotels and Red Lion Inn & Suites network was comprised of 51 hotels with 9,088 rooms and 471,687 square feet of meeting space, of which we operated 26 hotels (20 are wholly owned and six are leased), and franchised 25 hotels. The Leo Hotel Collection was comprised of one hotel with 2,956 rooms and 220,000 square feet of meeting space.

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

During a portion of the first quarter of 2012, Red Lion Hotels Corporation owned 99.7% of RLHLP. The remaining 0.3% is reflected in our first quarter 2012 financial statements as noncontrolling interest. In February 2012, we elected to issue 44,837 shares of our common stock in exchange for a like number of operating partnership units that then certain limited partners had put to RLHLP. RLHLP remained in existence as a limited partnership because there were 70,842.51 operating partnership units held by North River Drive Company, a wholly owned subsidiary of Red Lion Hotels Corporation. In December 2012, North River Drive Company was merged into Red Lion Hotels Corporation and no longer exists. However, RLHLP remains a limited partnership for state law (but not federal tax) purposes because Red Lion Hotels Corporation and its wholly owned subsidiary, Bellevue Inn LLC, are its two partners.

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

In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly our consolidated financial position at June 30, 2013, the consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2013 and 2012, and the consolidated cash flows for the six months ended June 30, 2013 and 2012. The comprehensive (loss) income for the periods presented may not be indicative of those which may be expected for a full year.

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosures of contingent liabilities. Actual results could materially differ from those estimates.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported income/losses, total assets, or stockholders’ equity as previously reported. See Notes 4, 5 and 6.

3.	Recent Accounting Pronouncements

Adopted Accounting Standards

July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 requires an entity to present an unrecognized tax benefit and an NOL carryforward, a similar tax loss, or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized. ASU 2013-11 will be effective for fiscal periods beginning after December 15, 2013, with early adoption permitted. We are currently evaluating the impact that the adoption of this guidance will have on our financial statements.

In February 2013, the FASB issued Accounting Standards Update 2013-02, "Comprehensive Income (Topic 220): "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for annual and interim periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on our financial position, comprehensive (loss) income, or cash flows as of June 30, 2013.

Management has assessed the potential impact of other recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to our company, or are not anticipated to have a material impact on our consolidated financial statements.

4.	Property and Equipment

Property and equipment used in continuing operations is summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
Buildings and equipment	$222,321	$221,217
Furniture and fixtures	39,533	38,976
Landscaping and land improvements	7,475	7,099
	269,329	267,292
Less accumulated depreciation and amortization	(138,572)	(133,446)
	130,757	133,846
Land	58,265	58,265
Construction in progress	3,400	2,901
Property and equipment, net	$192,422	$195,012

The tables as of June 30, 2013 and December 31, 2012 exclude the property, land, and equipment of the Red Lion Hotel Medford, Oregon ("Medford property"), which was classified as an asset held for sale. The table as of December 31, 2012 also excludes the property and equipment of the Red Lion Hotel Pendleton in Pendleton, Oregon ("Pendleton property"), the Red Lion Hotel Missoula ("Missoula property"), and our commercial mall in Kalispell, Montana ("Kalispell Mall property"), which were classified as assets held for sale. The Missoula property was sold in February 2013, and the Pendleton property and Kalispell Mall property were sold in April 2013; their assets are no longer reflected in our financial statements as of June 30, 2013. See Note 5 for further discussion.

5.	Assets Held for Sale
We consider properties to be assets held for sale when all of the following criteria are met:

•	management commits to a plan to sell a property;

•	it is unlikely that the disposal plan will be significantly modified or discontinued;

•	the property is available for immediate sale in its present condition;

•	actions required to complete the sale of the property have been initiated;

•	sale of the property is probable, and we expect the completed sale will occur within one year; and

•	the property is actively being marketed for sale at a price that is reasonable given its current market value.

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

As discussed in Note 4, during 2013, the following properties were classified as held for sale:

Missoula Property

During the fourth quarter of 2011, we listed for sale the Missoula property. The property and equipment of this property were classified as assets held for sale in the consolidated balance sheet as of December 31, 2012. During the quarter ended March 31, 2013, we sold the property for $1.95 million. Concurrent with the sale, the purchaser signed a franchise agreement. We determined that while the continuing operations cash flows are not significant, we still have significant involvement under the franchise agreement such that the property should be classified as part of continuing operations for all periods presented.

Pendleton Property

During the third quarter of 2012, we listed for sale our Pendleton property. The property and equipment of this property are classified as assets held for sale in the consolidated balance sheet as of December 31, 2012. On April 4, 2013, we closed on the sale of the Pendleton property for $2.25 million, of which $530,000 was paid in cash and $1.72 million was paid via a secured promissory note with monthly payments and the balance due in April 2016. Concurrent with the sale, we entered into a franchising agreement with the new owners of the property resulting in the property remaining as part of continuing operations for all periods presented.

Kalispell Mall Property

During the third quarter of 2012, we listed for sale our Kalispell Mall property. We did not, however, expect to maintain significant continuing involvement in the commercial mall after the sale and classified the real estate operations of this property as discontinued operations for all periods presented. Refer to Note 6 for further detail. The property and equipment of this property have been classified as assets held for sale in the consolidated balance sheet as of December 31, 2012.

On April 25, 2013, we closed on the sale of the Kalispell Mall property for $11.6 million. Under the terms of our then existing credit facility, we made a required principal payment in the amount of $8.8 million when the sale closed. See Note 8 for further discussion. Concurrent with the sale, we entered into an operating lease agreement with the buyer of the commercial mall under which we will continue to operate the attached Red Lion Hotel Kalispell for a term of 15 years with three additional terms, at our option, of five years each. As required under the terms of the agreement, we will pay $0.5 million per year in lease payments for an initial term of 45 months with annual increases thereafter of 2% per year.

Medford Property

During the fourth quarter of 2011, we listed for sale the Medford property. Subsequent to the end of the second quarter of 2013, we sold the property for $2.8 million. We will not maintain any significant continuing involvement in this property after the sale, therefore the operations of this property will continue to be classified as discontinued operations for all periods presented. The property and equipment of this property have been classified as assets held for sale in the consolidated balance sheets as of June 30, 2013 and December 31, 2012. Refer to Note 6 and Note 16 for further detail.

The table below as of December 31, 2012, includes the property and equipment of the Missoula, Kalispell Mall and Pendleton properties however they are excluded in the June 30, 2013 table as they were sold and are no longer reflected in our financial statements as of June 30, 2013. The property and equipment of the assets held for sale on the consolidated balance sheets as of June 30, 2013 and December 31, 2012, are summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
Buildings and equipment	$1,775	$24,540
Furniture and fixtures	751	2,818
Landscaping and land improvements	161	1,732
	2,687	29,090
Less accumulated depreciation	(2,041)	(18,374)
	646	10,716
Land	2,117	7,305
Construction in progress	5	267
Assets held for sale	$2,768	$18,288

Impairments of assets held for sale in continuing operations

At the time each property was listed for sale, and at any time during the marketing process in which there was a change in circumstances (such as a decrease in listed price), the carrying value of the assets was written down to estimated fair value less selling costs, and an impairment was recognized in either continuing operations or discontinued operations.

During the quarter ended June 30, 2013, we considered whether any events or changes in circumstances occurred that would indicate that the carrying amounts of the assets held for sale would not be recoverable and would require us to further impair the properties and determined no such events had occurred and therefore no impairments were recognized.

In the second quarter of 2012, we recognized a pre-tax impairment charge of $0.3 million on our Red Lion Colonial Hotel in Helena, Montana ("Helena property"). For the six months ended June 30, 2012, we recognized aggregate pre-tax impairment charges of $6.9 million on our Helena and Missoula properties and our Red Lion Hotel Denver Southeast in Aurora, Colorado.

6.	Discontinued Operations

In addition to certain properties discussed above in Note 5 which were classified as discontinued operations, during the first quarter of 2013, we decided not to renew a catering contract in Yakima, Washington. Accordingly, all operations under this contract have been classified as discontinued operations for all periods presented. Certain property and equipment related to these operations were considered abandoned and a pre-tax loss on disposition of assets of $0.1 million has been recognized in discontinued operations.

The following table summarizes the assets and liabilities of discontinued operations included in the consolidated balance sheets as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$82	$184
Accounts receivable, net	21	221
Inventories	32	39
Prepaid expenses and other	58	36
Total current assets	193	480
Property and equipment, net	2,768	14,247
Total current assets, net	$2,961	$14,727

LIABILITIES
Accounts payable	$14	$57
Accrued payroll related benefits	84	26
Advance deposits	14	8
Other accrued expense	67	312
Total current liabilities	$179	$403

The following table summarizes the results of discontinued operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$1,003	$2,075	$2,543	$3,540
Operating expenses	(976)	(1,509)	(2,251)	(2,749)
Hotel facility and land lease	(8)	(87)	(52)	(143)
Depreciation and amortization	(1)	(282)	(5)	(563)
Income tax benefit (expense)	(7)	(71)	(86)	(31)
Income (loss) from operations of discontinued business units, net of tax	11	126	149	54

Loss on disposal and impairment of the assets of discontinued business units	(494)	(4,637)	(564)	(4,637)
Income tax benefit	179	1,678	204	1,678
Loss on disposal and impairment of the assets of the discontinued business units, net of tax	(315)	(2,959)	(360)	(2,959)

Income (loss) from discontinued operations	$(304)	$(2,833)	$(211)	$(2,905)

Impairments of assets held for sale in discontinued operations

At the time each property was listed for sale, and at any time during the marketing process in which there was a change in circumstances (such as a decrease in listed price), the carrying value of the assets was adjusted to estimated fair value less selling costs, and an impairment was recognized in discontinued operations.

During the quarter ended June 30, 2013, we considered whether any events or changes in circumstances occurred that would indicate that the carrying amounts of the assets held for sale in discontinued operations would not be recoverable and would require us to further impair the properties and determined no such events had occurred and therefore no impairments were recognized.

7.	Goodwill and Intangible Assets

Goodwill represents the excess of the estimated fair value of the net assets acquired during business combinations over the net tangible and identifiable intangible assets acquired. Goodwill was recorded in prior years in connection with the acquisitions of franchises and entertainment businesses. The Red Lion brand name is an identifiable, indefinite lived-intangible asset that represents the separable legal right to a trade name and associated trademarks acquired in a business combination we entered into in 2001. Goodwill and the brand name are not amortized; however, we assess goodwill and the brand name for potential impairments annually in the fourth quarter, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets. We did not impair any goodwill during the six months ended June 30, 2013 or 2012.

8.	Credit Facility and Long-Term Debt
During the quarter ended June 30, 2013, we entered into an agreement with Wells Fargo Bank, National Association ("Wells Fargo") to expand our existing credit facility. The balance of the term loan under the credit facility at the time of the expansion was $0.5 million and there was no outstanding balance on the revolving line of credit. The term loan was increased to a total of $45.0 million, with $38.2 million used to refinance nine fixed-rate notes collateralized by individual properties ("CMBS debt") that was maturing on July 11, 2013. The remaining balance of the term loan will be used for capital expenditures and for general corporate purposes.
The terms of the expanded facility are as follows:

•
Principal payments of $750,000 are required on the term loan on the last day of each calendar quarter or the first business day thereafter. If a property securing the facility is sold we will be required to make an additional principal payment on the term loan equal to the greater of (i) 50% of the net proceeds from the sale or (ii) 50% of the appraised market value of the property sold. If any such additional principal payment exceeds $1 million, the remaining principal balance amortization will be modified to reflect the additional payment.

•	We paid origination fees of $0.5 million.

•	The term loan matures on June 30, 2018. The revolving line of credit is available under the facility until June 30, 2015.

•
Interest under the term loan and revolving line of credit will initially be payable at our option (i) at a fluctuating rate 75 basis points above a base rate in effect from time to time, or (ii) at a rate 325 basis points above LIBOR (under one, three or six month terms). Beginning in 2015, the spread on the LIBOR will decline if our senior leverage ratio is less than 3.00. We have entered into a swap to hedge 40% of our interest rate exposure under the term loan. See Note 9 for further discussion.

•
Our obligations under the facility are (i) guaranteed by our subsidiaries Red Lion Hotels Limited Partnership, Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Holdings, Inc., (ii) secured by our accounts receivable and inventory, and (iii) further collateralized by 19 of our hotel properties located in Bellevue, Spokane, Olympia, Port Angeles, Kennewick, Kelso, Richland, Yakima, Pasco and Wenatchee, Washington; in Post Falls, Pocatello, Twin Falls and Boise, Idaho; in Bend and Coos Bay, Oregon; in Eureka and Redding, California; and in Salt Lake City, Utah.

The facility requires us to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage, debt service, and loan coverage ratios. It also includes customary events of default. We were in compliance with these covenants at June 30, 2013.
At June 30, 2013 outstanding debt was $75.8 million. The debt balance includes the $45.0 million outstanding on a term loan with Wells Fargo. In addition to this term loan, we also have a revolving line of credit with Wells Fargo for up to $10 million, a portion of which supports outstanding letters of credit. At June 30, 2013, the full $10 million on the revolving line of credit was available as we had no amount drawn on that date. Also included in the total debt amount is $30.8 million of debentures due to Red Lion Hotels Capital Trust.

9.	Derivative Financial Instruments and Accumulated Other Comprehensive Income (Loss)

We do not enter into derivative transactions for trading purposes, but rather to hedge our exposure to interest rate fluctuations. We manage our floating rate debt using interest rate swaps in order to reduce our exposure to the impact of changing interest rates on our statement of comprehensive income (loss) and future cash outflows for interest.

As required under the expanded credit facility, we entered into an interest rate swap with Wells Fargo to hedge the first 40% of our interest rate exposure. The swap has a notional amount of $18.0 million and a fixed rate of 4.88%. The swap is settled on the same day as the required monthly interest payments on the term loan and expires on June 29, 2018.

We followed the requirements of guidance primarily codified within Accounting Standards Codification ("ASC') Topic No. 815, “Derivatives and Hedging” (“ASC 815”) pertaining to the accounting for derivatives and hedging activities. ASC 815 requires us to recognize all derivative instruments on our balance sheet at fair value. The related gains or losses on these transactions are deferred in stockholders' equity as a component of accumulated other comprehensive income or loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in interest expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in interest expense. Our interest rate hedge was designated as a cash flow hedge and is deemed to be effective as the critical terms continued to match at June 30, 2013.

We measure the value of the interest rate swap utilizing an income approach valuation technique, converting future amounts of cash flows to a single present value in order to obtain a transfer exit price within the bid and ask spread that is most representative of the fair value of our derivative instruments. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service.

At June 30, 2013, the valuation of the interest rate swap resulted in the recognition of a swap liability totaling $0.2 million.

Accumulated other comprehensive income (loss)

Changes in accumulated other comprehensive income (loss), comprised entirely of changes in the fair value of our cash flow hedge as follows:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Balance, beginning of period	—	—
Loss on cash flow hedge, net of tax (1)	(134)	—
Balance, end of period	(134)	—
__________

(1)	Loss on cash flow hedge is net of income taxes of $75,000.

10.	Business Segments

As of June 30, 2013, we had three operating segments: hotels, franchise and entertainment. The “other” segment consists of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense and income taxes; therefore, those two items have not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues and expenses.

Selected information with respect to continuing operations is provided below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Hotels	$32,560	$36,525	$58,154	$64,677
Franchise	1,943	1,309	3,207	2,398
Entertainment	1,778	2,376	5,151	4,900
Other	86	122	171	232
	$36,367	$40,332	$66,683	$72,207
Operating income (loss):
Hotels	$2,589	$3,991	$600	$(4,006)
Franchise	(83)	202	(130)	107
Entertainment	(421)	(292)	(111)	(73)
Other	(2,115)	(2,327)	(4,278)	(4,104)
	$(30)	$1,574	$(3,919)	$(8,076)

	June 30, 2013	December 31, 2012
Identifiable assets:
Hotels (1)	$207,284	$212,418
Franchise	9,432	8,994
Entertainment	5,036	5,976
Other (1)	29,234	33,554
	$250,986	$260,942
__________

(1)	Includes the identifiable assets of discontinued operations held for sale.

11. Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator - basic and diluted:
Net income (loss) from continuing operations	$(903)	$(137)	$(4,106)	$(7,233)
Less net income or loss attributable to noncontrolling interest	—	—	—	(7)
Net income (loss) from discontinued operations	(304)	(2,833)	(211)	(2,905)
Net income (loss) attributable to Red Lion Hotels Corporation	$(1,207)	$(2,970)	$(4,317)	$(10,131)
Denominator:
Weighted average shares - basic	19,512	19,292	19,490	19,257
Weighted average shares - diluted	19,512	19,292	19,490	19,257
Earnings (loss) per share attributable to Red Lion Hotels
Corporation: basic and diluted
Net income (loss) from continuing operations	$(0.04)	$(0.01)	$(0.21)	$(0.38)
Net income (loss) from discontinued operations	$(0.02)	$(0.14)	$(0.01)	$(0.15)
Net income (loss) attributable to Red Lion Hotels Corporation	$(0.06)	$(0.15)	$(0.22)	$(0.53)

Due to the loss for the three and six months ended June 30, 2013, all of the 169,783 options to purchase common shares and all of the 417,438 restricted stock units outstanding as of that date were considered antidilutive. For the three and six months ended June 30, 2012, all of the 244,951options to purchase common shares and all of the 356,144 restricted stock units outstanding were considered antidilutive due to losses in the periods.

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

At June 30, 2013 we were not able to reliably estimate the full year effective tax rate. Accordingly, we have recognized interim income tax benefit using the discrete method based on actual results for the six months ended June 30, 2013. The effective tax rates from continuing operations at June 30, 2013 and 2012 were 38.2% and 38.1%, respectively. The difference between the effective tax rates and the statutory rate of 34.0% for the periods is primarily driven by the impact of state income taxes, federal tax credits, and non-deductible expenses.

We recognize the financial statement effect of a tax position when, based on the technical merits of the uncertain tax position, it is more likely than not to be sustained on a review by taxing authorities. These estimates are based on judgments made with currently available information. We review these estimates and make changes to recorded amounts of uncertain positions as facts and circumstances warrant. We had no material uncertain tax positions at June 30, 2013 and do not anticipate a significant change in any unrecognized tax benefits over the next 12 months. Accordingly, we have not provided for any unrecognized tax benefits or related interest and penalties. With limited exception, we are no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for years prior to 2008.

Based on our current assessment of future taxable income, including scheduling of the reversal of our taxable temporary differences, we anticipate that it is more likely than not that we will generate sufficient taxable income to realize our recorded deferred tax assets, and therefore we did not record a valuation allowance against our deferred tax assets as of June 30, 2013.

13.	Stock Based Compensation

The 2006 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by our shareholders and allowed awards of 2.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of June 30, 2013, there were 637,718 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.

In the six months ended June 30, 2013, we recognized no compensation expense related to options, compared to approximately $32,000 during the same period in 2012.

A summary of stock option activity for the six months ended June 30, 2013, is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2013	172,814	$9.41
Options granted	—	$—
Options exercised	(2,000)	$7.82
Options forfeited	(1,031)	$5.26
Balance, June 30, 2013	169,783	$9.49
Exercisable, June 30, 2013	169,063	$9.50

Additional information regarding stock options outstanding and exercisable as of June 30, 2013, is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$5.10	5,000	1.39	2014	$5.10	$5,050	5,000	$5.10	$5,050
$7.10 - $7.46	10,881	3.56	2015-2020	7.36	—	10,161	7.38	—
$8.74 - $8.80	113,407	4.83	2018	8.76	—	113,407	8.76	—
$12.21-$13.00	40,495	3.64	2016-2017	12.62	—	40,495	12.62	—
	169,783	4.37	2014-2020	$9.49	$5,050	169,063	$9.50	$5,050
__________

(1)
The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been fully vested and exercised on the last trading day of the first six months of 2013, or June 30, 2013, based upon our closing stock price on that date of $6.11.

As of June 30, 2013 and 2012, there were 417,438 and 356,144 unvested restricted stock units outstanding, respectively. Since we began issuing restricted stock units, approximately 14.4% of total units granted have been forfeited. In the second quarter and first six months of 2013, we recognized approximately $0.2 million and $0.4 million in compensation expense related to restricted stock units compared to $0.2 million and $0.4 million in the comparable periods in 2012. As the restricted stock units vest, we expect to recognize approximately $2.7 million in additional compensation expense over a weighted average period of 37 months, including $0.5 million during the remainder of 2013.

A summary of restricted stock unit activity for the six months ended June 30, 2013, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2013	323,561	$7.75
Granted	218,356	$6.77
Vested	(106,786)	$6.76
Forfeited	(17,693)	$7.86
Balance, June 30, 2013	417,438	$7.34

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

Estimated fair values of financial instruments (in thousands) are shown in the table below. The carrying amounts for cash and cash equivalents, accounts receivable and current liabilities are reasonable estimates of their fair values. The carrying amounts of our current notes receivable are reasonable estimates of their fair values due to the short nature of the loans (they are expected to be satisfied within a year). We estimate the fair value of our interest rate swap using standard calculations that use as their basis readily available observable market parameters, which are Level 2 inputs. We estimate the fair value of our long-term debt, excluding leases, using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. The debentures are valued at the closing price on June 30, 2013, of the underlying trust preferred securities on the New York Stock Exchange, which was a directly observable Level 1 input. The fair values provided below are not necessarily indicative of the amounts we or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents and restricted cash(1)	$17,183	$17,183	$8,894	$8,894
Accounts receivable(1)	$6,243	$6,243	$5,774	$5,774
Current notes receivable	$2,135	$2,135	$4,112	$4,112
Financial liabilities:
Current liabilities, excluding debt and interest rate swap(1)	$20,947	$20,947	$18,195	$18,195
Interest rate swap	$209	$209	$—	$—
Debt, excluding debentures	$45,000	$44,698	$49,178	$49,362
Debentures	$30,825	$30,837	$30,825	$31,363
__________

(1)	Includes the cash, accounts receivable, and current liabilities of discontinued operations held for sale.

15.	Commitments and Contingencies

At any given time we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a materially adverse effect on our consolidated financial position or net cash flow.

16.	Subsequent Events

On August 1, 2013, we closed on the sale of the Medford property for $2.8 million and did not enter into a franchise agreement with the new owners of the property.

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

As of June 30, 2013, the Red Lion network of hotels was comprised of 52 hotels located in 10 states and one Canadian province. The Red Lion Hotels and Red Lion Inn & Suites network was comprised of 51 hotels with 9,088 rooms and 471,687 square feet of meeting space, of which we operated 26 hotels (20 are wholly owned and six are leased), and franchised 25 hotels. The Leo Hotel Collection was comprised of one hotel with 2,956 rooms and 220,000 square feet of meeting space.

A summary of our properties is provided below:

	Hotels	Total Available Rooms	Meeting Space (sq. ft.)
Red Lion Owned and Leased Hotels:
Continuing Operations	25	4,766	230,305
Discontinued Operations	1	185	9,552
Red Lion Franchised Hotels	25	4,137	231,830
Leo Hotel Collection	1	2,956	220,000
Total	52	12,044	691,687

We operate in three reportable segments:

•
The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels. As of June 30, 2013, we operated 26 hotels, of which 20 are wholly-owned and six are leased. One of the owned hotels is classified as discontinued operations and not included in reported comparable hotel statistics from continuing operations.

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

We have invested in sales and marketing talent and technology to improve our ability to manage the various channels which drive occupancy and rate at our hotels including transient, group and preferred corporate business. These investments include the redesign of the redlion.com website and booking engine. Our initiatives also include individual hotel websites, to be launched later this year, which will provide additional sales resources for expanding market reach and driving business in our owned and franchised properties. We have refreshed the look and feel of our logo and our marks, which will be reflected in printed and online collateral, advertisements and social media.

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

Our current hotels are primarily located in 10 Western states, with the majority in secondary and tertiary markets. We believe the current operating environment provides us the opportunity to grow our business through franchising as hotel owners seek to improve profitability through an affiliation with a regional hotel brand or franchise distribution network. We additionally believe we can grow our business through sales and marketing initiatives; including a focus on the local experience in our markets, and leveraging our owned assets to strengthen our balance sheet and refresh our hotels to meet customer's current expectations.

We will continue to build on the strength and recognition of the Red Lion Brands for growth and achievement of long-term profitability and returns to shareholders.

While our goal is to deliver improved long-term profitability through the above-described initiatives, there can be no assurance our results of operations will improve.

Revenue per available room ("RevPAR") for owned and leased hotels on a comparable basis from continuing operations increased 3.0% in the second quarter of 2013 from the second quarter of 2012. Comparable occupancy from continuing operations decreased 80 basis points in the second quarter of 2013 from the second quarter of 2012. Comparable Average Daily Rate ("ADR"), from continuing operations, increased 4.3% in the second quarter of 2013 to $88.15 from $84.53 in the second quarter of 2012. Average occupancy, ADR and RevPAR statistics are provided below on a comparable basis from continuing operations.

	For the three months ended June 30,
	2013			2012
	Average Occupancy	ADR	RevPAR	Average Occupancy	ADR	RevPAR
Owned and Leased Hotels	66.8%	$88.15	$58.89	67.6%	$84.53	$57.15
Franchised Hotels	61.7%	$87.49	$54.02	59.7%	$84.81	$50.63
Total System Wide	64.7%	$87.90	$56.90	64.4%	$84.64	$54.49
Change from prior comparative period:
Owned and Leased Hotels	(0.8)	4.3%	3.0%
Franchised Hotels	2.0	3.2%	6.7%
Total System Wide(1)	0.3	3.9%	4.4%

	For the six months ended June 30, 2013
	2013			2012
	Average Occupancy	ADR	RevPAR	Average Occupancy	ADR	RevPAR
Owned and Leased Hotels	60.5%	$84.80	$51.28	61.4%	$81.44	$49.98
Franchised Hotels	53.6%	$85.15	$45.64	53.2%	$82.10	$43.66
Total System Wide	57.7%	$84.93	$48.98	58.0%	$81.69	$47.41
Change from prior comparative period:
Owned and Leased Hotels	(0.9)	4.1%	2.6%
Franchised Hotels	0.4	3.7%	4.5%
Total System Wide	(0.3)	4.0%	3.3%

(1)
Includes all hotels owned, leased and franchised, presented on a comparable basis. This excludes one owned hotel identified as discontinued operations. The Red Lion Colonial Hotel in Helena, Montana ("Helena property"), which was sold in July 2012, the Red Lion Hotel Denver Southeast in Aurora, Colorado ("Denver Southeast property"), which was sold in October 2012, the Red Lion Hotel Missoula, in Missoula, Montana ("Missoula property"), which was sold in February 2013, and the Red Lion Hotel Pendleton in Pendleton, Oregon ("Pendleton property"), which was sold in April 2013, have been excluded from the owned and leased hotel statistics and included in the franchised statistics as we maintained franchise agreements on those four properties.

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

Throughout this document and unless otherwise stated, RevPAR, ADR and average occupancy statistics are calculated using statistics for comparable hotels. Some of the terms used in this report, such as "full service" and "midscale" are consistent with those used by Smith Travel Research, an independent statistical research service that specializes in the lodging industry. Our hotels are typically classified by Smith Travel Research as midscale with food and beverage.

Results of Operations

Our reported numbers for the periods presented in this report reflect results of the Helena and Denver Southeast properties for part of 2012 but not the full year, as the sales of the properties closed on July 30, 2012 and October 24, 2012, respectively. In addition, our reported numbers for the periods presented reflect the results of the Missoula property through February 20, 2013, and the results of the Pendleton property through April 4, 2013, when the sales of those properties closed. These properties are reported in continuing operations since we have significant continuing involvement in the operations of these properties that now operate as franchised hotels. In order to help investors distinguish changes from results of continuing operations versus changes due to the sales of these hotel properties, we will discuss operating results from continuing operations as reported and also discuss certain operating results and data for periods included in the report on a comparable hotel basis. Comparable hotels are hotels that have been owned, leased or franchised by us and were in operation throughout each of the full periods presented, other than hotels classified as discontinued operations. Therefore, the Helena, Denver Southeast, Missoula and Pendleton properties are excluded from the comparable owned and leased hotel statistics and operating results.

During the second quarter of 2013 and 2012, we reported net losses from continuing operations of $0.9 million, or $0.04 per share, and $0.1 million, or $0.01 per share, respectively. The second quarter of 2012 included a $0.3 million pre-tax impairment charge on the Helena property. For the second quarter of 2013 earnings before interest, taxes, depreciation and amortization (“EBITDA”) from continuing operations was $3.8 million, compared to EBITDA of $5.4 million for the second quarter of 2012.

For the first six months of 2013 and 2012, we reported net losses from continuing operations of $4.1 million, or $0.21 per share, and $7.2 million, or $0.38 per share, respectively. The six months ended June 30, 2012 included aggregate pre-tax impairment charges on the Helena, Denver Southeast, and Missoula properties of $6.9 million. For the first six months of 2013, EBITDA from continuing operations was $3.7 million, compared to EBITDA of $(0.4) million for the first six months of 2012, which includes the $6.9 million pre-tax impairment charges.

A summary of our consolidated statements of comprehensive (loss) income is provided below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenue	$36,367	$40,332	$66,683	$72,207
Total operating expenses	36,397	38,758	70,602	80,283
Operating income (loss)	(30)	1,574	(3,919)	(8,076)
Other income (expense):
Interest expense	(1,545)	(1,820)	(3,029)	(3,637)
Other income, net	201	16	302	29
Income (loss) before taxes before income taxes	(1,374)	(230)	(6,646)	(11,684)
Income tax expense (benefit)	(471)	(93)	(2,540)	(4,451)
Net income (loss) from continuing operations	(903)	(137)	(4,106)	(7,233)
Net income (loss) from discontinued operations, net of tax	(304)	(2,833)	(211)	(2,905)
Net income (loss)	$(1,207)	$(2,970)	$(4,317)	$(10,138)
Net income (loss) attributable to Red Lion Hotels Corporation	$(1,341)	$(2,970)	$(4,451)	$(10,131)
Non-GAAP data:
EBITDA	$3,309	$1,276	$3,335	$(4,341)
EBITDA from continuing operations	$3,785	$5,437	$3,661	$(351)

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

The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income (loss) attributable to Red Lion Hotels Corporation for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
EBITDA from continuing operations	$3,785	$5,437	$3,661	$(351)
Income tax (expense) benefit - continuing operations	471	93	2,540	4,451
Interest expense - continuing operations	(1,545)	(1,820)	(3,029)	(3,637)
Depreciation and amortization - continuing operations	(3,614)	(3,847)	(7,278)	(7,689)
Net income (loss) attributable to Red Lion Hotels Corporation
from continuing operations	$(903)	$(137)	$(4,106)	$(7,226)
Income (loss) of discontinued operations, net of tax	(304)	(2,833)	(211)	(2,905)
Net income (loss) attributable to Red Lion Hotels Corporation	$(1,207)	$(2,970)	$(4,317)	$(10,131)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
EBITDA	$3,309	$1,276	$3,335	$(4,341)
Income tax (expense) benefit	643	1,700	2,658	6,098
Interest expense	(1,545)	(1,820)	(3,029)	(3,637)
Depreciation and amortization	(3,614)	(4,126)	(7,281)	(8,251)
Net income (loss) attributable to Red Lion Hotels Corporation	$(1,207)	$(2,970)	$(4,317)	$(10,131)

Revenue

A breakdown of our revenues from continuing operations for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

Revenue From Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Hotels:
Rooms	$25,538	$27,727	$44,543	$48,233
Food and beverage	6,377	8,060	12,452	15,129
Other department	645	738	1,159	1,315
Total hotels segment revenue	32,560	36,525	58,154	64,677
Franchise	1,943	1,309	3,207	2,398
Entertainment	1,778	2,376	5,151	4,900
Other	86	122	171	232
Total Operating Revenue	$36,367	$40,332	$66,683	$72,207

Our reported hotel segment numbers for the periods presented in this report reflect the results of the Helena property and Denver Southeast property for the three and six months ended June 30, 2012, but not the same periods in 2013, as the sale of those properties closed on July 30, 2012 and October 24, 2012, respectively. In addition, our reported hotel segment numbers for the periods presented reflect the results of the Missoula and Pendleton properties for three and six months ended June 30, 2012, but not the three and six months ended June 30, 2013 as the sale of those properties closed on February 20, 2013 and April 4, 2013, respectively. In order to help investors distinguish changes in our results from continuing operations versus changes due to the sale of these properties, we will discuss our operating results as reported and also on a comparable basis to exclude the results of these sold properties from the hotel segment.

A breakdown of our comparable hotel revenues for the three and six months ended June 30, 2013 and 2012 is as follows:

Comparable Hotel Revenue From Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2011
Room revenue from continuing operations	$25,538	$27,727	44,543	48,233
less: room revenue from Helena, Denver Southeast, Missoula and Pendleton properties	(2)	(2,943)	(308)	(4,875)
Comparable room revenue	$25,536	$24,784	$44,235	$43,358

Food and beverage revenue from continuing operations	6,377	8,060	12,452	15,129
less: food and beverage revenue from Helena, Denver Southeast, Missoula and Pendleton properties	(1)	(1,103)	(59)	(1,891)
Comparable food and beverage revenue	$6,376	$6,957	$12,393	$13,238

Other hotels revenue from continuing operations	645	738	1,159	1,315
less: other hotels revenue from Helena, Denver Southeast, Missoula and Pendleton properties	—	(227)	(6)	(427)
Comparable other hotels revenue	$645	$511	$1,153	$888

Total hotel revenue from continuing operations	32,560	36,525	58,154	64,677
less: Total hotel revenue from Helena, Denver Southeast, Missoula and Pendleton properties	$(3)	$(4,273)	$(373)	$(7,193)
Comparable total hotels revenue	$32,557	$32,252	$57,781	$57,484

We utilize comparable hotel revenue from continuing operations as a financial measure because management believes that investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe it is a complement to reported revenue and other financial performance measures. Comparable hotel revenue from continuing operations is not intended to represent reported hotel revenue as defined by GAAP, and such information should not be considered as an alternative to reported hotel revenue or any other measure of performance prescribed by GAAP. Comparable hotel revenue from continuing operations represents reported hotel segment revenue less the impact of the Helena, Denver Southeast, Missoula and Pendleton properties' revenue.

Three months ended June 30, 2013 and 2012

During the second quarter of 2013, revenue from the hotel segment decreased $4.0 million or 10.9% from the second quarter of 2012. The second quarter of 2012 included revenue from the Helena, Denver Southeast, Missoula and Pendleton properties, whereas the second quarter of 2013 did not include any revenue from the Helena, Denver Southeast and Missoula properties due to their sale in 2012 and the first quarter of 2013. Additionally, the second quarter of 2013 included only a few days of revenue from the Pendleton property which was sold on April 4, 2013. On a comparable basis, excluding the results of the Helena, Denver Southeast, Missoula and Pendleton properties, total revenue from the hotel segment increased $0.3 million or 0.9% in the second quarter of 2013 compared to the second quarter of 2012. Comparable room revenue from owned and leased hotels of $25.5 million increased $0.8 million over the same periods. Comparable ADR increased by 4.3 percent to $88.15, which drove a RevPAR increase of 3.0 percent to $58.89 for the second quarter of 2013.

Revenue from our franchise segment increased $0.6 million to $1.9 million in the second quarter of 2013 compared to the second quarter of 2012. The addition of new franchised properties primarily drove this increase. Revenue in the entertainment segment decreased $0.6 million to $1.8 million in the second quarter of 2013 compared to $2.4 million in the second quarter of 2012, primarily due to a decrease in the total number of show nights for our productions in the second quarter of 2013.

Six months ended June 30, 2013 and 2012

During the first six months of 2013, revenue from the hotel segment decreased $6.5 million or 10.1% compared to the first six months of 2012. The first six months of 2012 included revenue from the Helena, Denver Southeast, Missoula and Pendleton properties, whereas the first six months of 2013 did not include any revenue from the Helena and Denver Southeast properties due to their sale in 2012. Additionally, the Missoula property was sold in February 2013 and the Pendleton property in April 2013. On a comparable basis, excluding the results of the Helena, Denver Southeast, Missoula and Pendleton properties, revenue from the hotel segment increased $0.3 million or 0.5% in the first six months of 2013 compared to the first six months of 2012. This comparable increase was primarily driven by a 4.1% increase in ADR which was predominantly driven by higher rates in the transient market.

Revenue from our franchise segment increased $0.8 million to $3.2 million in the first six months of 2013 compared to the first six months of 2012. The addition of new franchised properties primarily drove the increase. Revenue in the entertainment segment increased to $5.2 million in the first six months of 2013 compared to $4.9 million in the first six months of 2012. This is primarily due to an increase in the total number of show nights for our productions, partially offset by a year over year decline in ticket demand for entertainment events in the markets we serve.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, depreciation and amortization, hotel facility and land lease expense, gain or loss on asset dispositions and undistributed corporate expenses. Total operating expenses during the second quarter of 2013 compared to the second quarter of 2012 decreased $2.4 million. The sales of the Helena, Denver Southeast, Missoula and Pendleton properties are the primary driver of the overall decline in reported hotel expenses. In addition, during the second quarter of 2012, operating expenses included a pre-tax impairment charge of $0.3 million on our Helena property. During the first six months of 2013, total operating expenses decreased $9.7 million compared to the first six months of 2012. Operating expenses during the first six months of 2012 included $6.9 million in pre-tax impairment charges on our Helena, Denver Southeast and Missoula properties, which is the primary driver of the variance.

A breakdown of our operating expenses and direct margin by segment as reported for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

Operating Expenses From Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Hotels	$25,472	$27,832	$48,784	$52,870
Franchise	2,013	1,096	3,312	2,268
Entertainment	2,115	2,567	5,099	4,770
Other	132	209	240	399
Depreciation and amortization	3,614	3,847	7,278	7,689
Hotel facility and land lease	1,221	1,156	2,345	2,282
Asset impairment	—	252	—	6,929
Loss (gain) on asset dispositions, net	(28)	(103)	(120)	(207)
Undistributed corporate expenses	1,858	1,902	3,664	3,283
Total operating expenses	$36,397	$38,758	$70,602	$80,283
Hotels revenue - continuing(1)	$32,560	$36,525	$58,154	$64,677
Direct margin (2)	$7,088	$8,693	$9,370	$11,807
Direct margin %	21.8%	23.8%	16.1%	18.3%
Franchise revenue (1)	$1,943	$1,309	$3,207	$2,398
Direct margin (2)	$(70)	$213	$(105)	$130
Direct margin %	(3.6)%	16.3%	(3.3)%	5.4%
Entertainment revenue	$1,778	$2,376	$5,151	$4,900
Direct margin (2)	$(337)	$(191)	$52	$130
Direct margin %	(19.0)%	(8.0)%	1.0%	2.7%
Other revenue - continuing (1)	$86	$122	$171	$232
Direct margin (2)	$(46)	$(87)	$(69)	$(167)
Direct margin %	(53.5)%	(71.3)%	(40.4)%	(72.0)%
__________

(1)	Excludes operations classified as discontinued.

(2)	Revenues less direct operating expenses.

Our reported hotel segment numbers for the periods presented in this report reflect the results of the Helena, Denver Southeast and Missoula properties for the three and six months ended June 30, 2012, but not the same periods in 2013, as the sale of those properties closed on July 30, 2012, October 24, 2012 and February 20, 2013, respectively. In addition, our reported hotel segment numbers for the periods presented reflect the results of the Pendleton property for three and six months ended June 30, 2012, but not the entire three and six months ended June 30, 2013 as the sale of that property closed on April 4, 2013. In order to help investors distinguish changes in our results from continuing operations versus changes due to the sale of these properties, we will discuss our operating results as reported and also on a comparable basis to exclude the results of these sold properties from the hotel segment.

A breakdown of our comparable hotel operating expenses and direct margin for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

Comparable Hotel Operating Expenses From Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Hotel operating expenses from continuing operations	25,472	27,832	48,784	52,870
less: Hotel operating expenses from Helena, Denver Southeast, Missoula and Pendleton properties	(97)	(3,540)	(718)	(6,678)
Comparable hotel operating expenses	$25,375	$24,292	$48,066	$46,192
Hotel revenue from continuing operations	32,560	36,525	58,154	64,677
less: Hotel revenue from Helena, Denver Southeast, Missoula and Pendleton properties	(3)	(4,273)	(373)	(7,193)
Comparable hotel revenue	$32,557	$32,252	$57,781	$57,484
Hotel direct operating margin from continuing operations	7,088	8,693	9,370	11,807
less: Hotel direct operation margin from Helena, Denver Southeast, Missoula and Pendleton properties	94	(733)	345	(515)
Comparable hotel direct margin	$7,182	$7,960	$9,715	$11,292
Comparable hotel direct margin %	22.1%	24.7%	16.8%	19.6%

We utilize comparable hotel operating expense from continuing operations as a financial measure because management believes that investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe it is a complement to reported operating expense and other financial performance measures. Comparable hotel operating expense from continuing operations is not intended to represent reported hotel operating expense as defined by GAAP, and such information should not be considered as an alternative to reported hotel operating expense or any other measure of performance prescribed by GAAP. Comparable hotel operating expense from continuing operations represents reported hotel segment operating expenses less the impact of the Helena, Denver Southeast, Missoula and Pendleton properties' operating expense.

Three months ended June 30, 2013 and 2012

Direct hotel expenses as reported were $25.5 million in the second quarter of 2013 compared to $27.8 million in the second quarter of 2012. The primary driver of the decline was the sale of the Helena, Denver Southeast, Missoula and Pendleton properties. The prior year's second quarter included a full quarter of expense for these properties whereas the second quarter of 2013 did not. On a comparable basis, direct hotel expenses were $25.4 million in the second quarter of 2013 compared to $24.3 million in the second quarter of 2012, representing a 4.5% increase. The increase was driven primarily by higher sales and marketing costs. Additionally, the second quarter of 2012 benefited from labor cost adjustments that did not reoccur in the second quarter of 2013. On a comparable basis, the hotel segment had a direct margin of 22.1% in the second quarter of 2013 compared to 24.7% during the second quarter of 2012. The decline in margin was primarily driven by the higher costs mentioned above.

Direct expenses for the franchise segment in the second quarter of 2013 increased by $0.9 million compared to the second quarter of 2012, primarily driven by increased costs to support our franchise growth initiative. Direct expenses for the entertainment segment in the second quarter of 2013 decreased $0.5 million as compared to the second quarter of 2012, due to the decreased number of show nights for our productions in the second quarter of 2013.

Hotel facility and land lease costs remained flat at $1.2 million in the second quarter of 2013 compared to the second quarter of 2012.

Undistributed corporate expenses remained flat at $1.9 million in the second quarter of 2013 compared to the second quarter of 2012. Undistributed corporate expenses include general and administrative charges such as corporate payroll, stock compensation expense, director’s fees, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment, such as accounting, human resources and information technology, are distributed and included in direct expenses of the segments to which they are allocated.

Six months ended June 30, 2013 and 2012

Direct hotel expenses as reported were $48.8 million in the first six months of 2013 compared to $52.9 million in the first six months of 2012. The sales of the Helena, Denver Southeast, Missoula, and Pendleton properties are the primary driver of the overall decline in reported hotel expenses. On a comparable basis, direct hotel expenses were $48.1 million in the first six months of 2013 compared to $46.2 million in the first six months of 2012, representing a 4.1% increase. The increase was driven primarily by higher sales and marketing costs and additional workers compensation expense that was recognized in the first quarter of 2013. Additionally, the first six months of 2012 benefited from labor cost adjustments that did not reoccur in the first six months of 2013. On a comparable basis, the hotel segment had a direct margin of 16.8% in the first six months of 2013 compared to 19.6% for the first six months of 2012. The decline in margin was primarily driven by the timing of sales and marketing initiatives, declines in food and beverage sales and one-time labor adjustments mentioned above.

Direct expenses for the franchise segment in the first six months of 2013 increased by $1.0 million to $3.3 million compared to the first six months of 2012, primarily driven by increased costs to support our franchise growth initiative. Direct expenses for the entertainment segment in the first six months of 2013 increased by $0.3 million compared to the first six months of 2012 primarily due to the timing and mix of shows and events.

Depreciation and amortization expenses decreased $0.4 million in the first six months of 2013 compared to the first six months of 2012. We have stopped depreciating our assets held for sale which is the primary driver of the variance. See Note 5 of Condensed Notes to Consolidated Financial Statements.

Hotel facility and land lease costs remained flat at $2.3 million in the first six months of 2013 compared to the first six months of 2012.

During the first six months of 2012, we recorded pre-tax asset impairment charges of $6.9 million in continuing operations related to our Helena, Denver Southeast and Missoula properties, which were classified as held for sale. The carrying values of these hotels were adjusted to their estimated fair value less costs to sell based upon indicators received during the marketing process or their listing price. There were no such impairments recorded in 2013.

Undistributed corporate expenses increased by $0.4 million in the first six months of 2013 compared to the first six months of 2012. The increase primarily relates to legal costs and higher directors and officers insurance premiums. Undistributed corporate expenses include general and administrative charges such as corporate payroll, stock compensation expense, director’s fees, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment, such as accounting, human resources and information technology, are distributed and included in direct expenses of the segments to which they are allocated.

Income Taxes

During the second quarter of 2013, we reported an income tax benefit from continuing operations of $0.5 million compared to an income tax benefit from continuing operations of $0.1 million during the second quarter of 2012. The difference is due to the increase in the loss from continuing operations during the quarter.

During the first six months of 2013, we reported an income tax benefit from continuing operations of $2.5 million compared to an income tax benefit from continuing operations of $4.5 million during the first six months of 2012. The difference is due to the decrease in the loss from continuing operations during the first six months of 2013.

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

Based on our current assessment of future taxable income, including scheduling of the reversal of our taxable temporary differences, we anticipate that it is more likely than not that we will generate sufficient taxable income to realize our recorded deferred tax assets, and therefore we did not record a valuation allowance against our deferred tax assets as of June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2013, we had total long term debt maturing within one year of $3.0 million. This is the current portion of a term loan from Wells Fargo Bank, National Association ("Wells Fargo") with a total outstanding balance of $45 million, which matures on June 30, 2018. Our current assets, excluding assets held for sale at June 30, 2013 exceeded our current liabilities, by $6.9 million.
During the quarter ended June 30, 2013, we entered into an agreement with Wells Fargo to expand our existing credit facility. The balance of the term loan under the credit facility at the time of the expansion was $0.5 million and there was no outstanding balance on the revolving line of credit. The term loan was increased to a total of $45 million, with $38.2 million used to refinance other debt that was maturing on July 11, 2013. The remaining balance of the term loan will be used for capital expenditures and for general corporate purposes. See Note 8 of Condensed Notes to Consolidated Financial Statements for additional information.
The terms of the expanded facility are as follows:

•
Principal payments of $750,000 are required on the term loan on the last day of each calendar quarter or the first business day thereafter. If a property securing the facility is sold we will be required to make an additional principal payment on the term loan equal to the greater of (i) 50% of the net proceeds from the sale or (ii) 50% of the appraised market value of the property sold. If any such additional principal payment exceeds $1 million, the remaining principal balance amortization will be modified to reflect the additional payment.

•	We paid origination fees of $0.5 million.

•	The term loan matures on June 30, 2018. The revolving line of credit is available under the facility until June 30, 2015.

•
Interest under the term loan and revolving line of credit will initially be payable at our option (i) at a fluctuating rate 75 basis points above a base rate in effect from time to time, or (ii) at a rate 325 basis points above LIBOR (under one, three or six month terms). Beginning in 2015, the spread on the LIBOR will decline if our senior leverage ratio is less than 3.00. We have entered into a swap to hedge 40% of our interest rate exposure under the term loan. As a result, interest on 40% of the term loan is effectively fixed at 4.88%.

•
Our obligations under the facility are (i) guaranteed by our subsidiaries Red Lion Hotels Limited Partnership, Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Holdings, Inc., (ii) secured by our accounts receivable and inventory, and (iii) further collateralized by 19 of our hotel properties located in Bellevue, Spokane, Olympia, Port Angeles, Kennewick, Kelso, Richland, Yakima, Pasco and Wenatchee, Washington; in Post Falls, Pocatello, Twin Falls and Boise, Idaho; in Bend and Coos Bay, Oregon; in Eureka and Redding, California; and in Salt Lake City, Utah.

•
The credit facility requires us to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage, debt service and loan coverage ratios. It also includes customary events of default. We were in compliance with these covenants at June 30, 2013

We can access up to $10 million on our current revolving line of credit, a portion of which supports outstanding letters of credit. The revolving line of credit, which is subject to certain financial covenants, allows us to fund operating needs and may be limited based on a formula relating to the trailing twelve-month consolidated net income of the hotel properties collateralizing the facility. We had no amounts drawn on the revolving line of credit at either June 30, 2013 or the date of filing this Form 10-Q. We continue to be in compliance with our debt covenants, to generate positive cash flow from operations and to have adequate liquidity to fund our ongoing operating activities; however there can be no assurance that we will be able to repay or refinance our debts when they mature or invest in our hotels to remain competitive at our current rates.

We have announced a listing for sale or the intent to sell some of our real estate assets. See Note 5 and Note 6 of Condensed Notes to Consolidated Financial Statements for further detail. During the second quarter of 2013, we closed on the sale of our commercial mall in Kalispell, Montana ("Kalispell Mall property"), and under the terms of our credit facility made a principal payment in the amount of $8.8 million which, when combined with a scheduled principal payment of $0.5 million made in April 2013, brought the remaining balance on the term loan of $0.5 million prior to the expansion.

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

We may seek to raise additional funds through public or private financings, strategic relationships, sales of assets or other arrangements. We cannot assure that such funds, if needed, will be available on terms attractive to us, or at all. If we sell additional assets, these sales may result in future impairments or losses on the final sale. Finally, any additional equity financings may be dilutive to shareholders and debt financing, if available, may involve covenants that place substantial restrictions on our business. As described above, additional principal payments will be required on our Wells Fargo term loan if a property securing that loan is sold. Our failure to secure funding as and when needed could have a material adverse impact on our financial condition and our ability to pursue business strategies.

At June 30, 2013 total outstanding debt was $75.8 million. Included in that amount is $30.8 million of debentures due to Red Lion Hotels Capital Trust. Our average pre-tax interest rate on debt was 6.3% at June 30, 2013, of which 64.4% was fixed at an average rate of 7.8% and 35.6% was at an average variable rate of 3.5%.

Operating Activities

Net cash provided by operating activities during the first six months of 2013 totaled $5.0 million, a $3.3 million decrease from net cash provided by operating activities of $8.3 million during the first six months of 2012. The primary drivers of the decrease are in net income after adjustment for non-cash transactions, the timing of payroll and interest payments, offset by the collection of restricted cash and timing of the payments of prepaid expenses in 2013.

Investing Activities

Net cash provided by investing activities totaled $10.6 million during the first six months of 2013 compared to net cash used in investing activities of $3.2 million during the first six months of 2012. The primary drivers of the 2013 increase were the proceeds received from the sale of the Missoula and Kalispell Mall properties of $13.0 million partially offset by the increase of property and equipment purchased in 2013 over 2012 of $1.7 million.

Financing Activities

Net cash used in financing activities was $5.0 million during the first six months of 2013, compared to $2.1 million cash used in financing activities in the first six months of 2012. The main driver of the decreased use of cash was due to the expansion of the credit facility.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and estimated interest on debt, as of June 30, 2013 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt, excluding debentures(1)	$52,592	$2,401	$9,275	$8,798	$32,118
Operating and capital leases	45,512	2,690	9,353	5,629	27,840
Service agreements	1,480	655	550	275	—
Debentures due Red Lion
Hotels Capital Trust (1)	120,628	1,464	5,857	5,857	107,450
Total contractual obligations (2)	$220,212	$7,210	$25,035	$20,559	$167,408
__________

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

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

In addition to the above mentioned obligation, we have leasehold interests at other hotel properties as well as our corporate headquarters located in Spokane, Washington. These leases require us to pay fixed monthly rent and have expiration dates of 2016 and beyond which are reflected in the table above. The table below summarizes the terms of the leases, including extension periods at our option, for our hotel properties as of June 30, 2013:

Property	Expiration date of lease	Extension periods
Red Lion Eugene	February 2062	None
Red Lion River Inn	October 2018	Three renewal terms of five years each
Red Lion Hotel Seattle Airport	December 2024	One renewal term of five years
Red Lion Hotel Vancouver (at the Quay)	December 2020	None
Red Lion Anaheim	April 2016	18 renewal terms of five years each
Red Lion Hotel Kalispell	April 2028	Three renewal terms of five years each

Franchise Update

At June 30, 2013, the Red Lion Hotels and Red Lion Inn & Suites network included 25 hotels under franchise agreements, representing a total of 4,137 rooms and 231,830 square feet of meeting space. In the second quarter of 2013, the Red Lion Inn & Suites Kennewick and Red Lion Inn & Suites Tempe converted to the brand and concurrent with the sale of the Pendleton property, we signed a franchise agreement with the buyer.

The Leo Hotel Collection is comprised of one hotel with 2,956 rooms and 220,000 square feet of meeting space.

During the quarter we received advance notice of termination from our franchisee at our Seattle Fifth Avenue Hotel. We anticipate their departure from our network at the end of June, 2014. This hotel generated approximately 12% of our total franchise segment revenue in the first six months of 2013.

Asset Sale Update

During 2012, we signed separate letters of intent to sell our Kalispell Mall and Pendleton properties and closed on the sale of both in April 2013. In February 2013, we signed a letter of intent to sell the Red Lion Hotel Medford in Medford, Oregon and subsequent to the end of the second quarter 2013, closed on the sale of the property for $2.8 million.

Off-balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

New and Future Accounting Pronouncements

July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 requires an entity to present an unrecognized tax benefit and an NOL carryforward, a similar tax loss, or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized. ASU 2013-11 will be effective for fiscal periods beginning after December 15, 2013, with early adoption permitted. We are currently evaluating the impact that the adoption of this guidance will have on our financial statements.

In February 2013, the FASB issued Accounting Standards Update 2013-02, "Comprehensive Income (Topic 220): "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for annual and interim periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on our financial position, comprehensive (loss) income, or cash flows as of June 30, 2013.

Management has assessed the potential impact of other recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to our company, or are not anticipated to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from outstanding debt. As of June 30, 2013, our outstanding debt, including current maturities, was $75.8 million.

At June 30, 2013, $30.8 million of our outstanding debt was subject to currently fixed interest rates and was not exposed to market risk from rate changes. In addition, $18.0 million of the $45.0 million outstanding on the variable rate term loan is subject to an interest rate swap, which effectively fixes its interest rate at 4.88%. The remaining $27.0 million outstanding under the term loan remains subject to variable rates, currently set at 3.5%. We can access up to $10 million on our current revolving line of credit, a portion of which supports outstanding letters of credit. The revolving line of credit, which is subject to certain financial covenants, allows us to fund operating needs and may be limited based on a formula relating to the trailing twelve-month consolidated net income of the hotel properties collateralizing the facility. As of June 30, 2013, $10 million on the revolving line of credit was available as we had no amount drawn as of that date.

Under the terms of our expanded credit facility with Wells Fargo, interest under the term loan and revolving line of credit will initially be payable at our option (i) at a fluctuating rate 75 basis points above a base rate in effect from time to time, or (ii) at a rate 325 basis points above LIBOR (under one, three or six month terms). Beginning in 2015, the spread on the LIBOR will decline if our senior leverage ratio is less than 3.00. The facility terms require us to hedge at least 40% of our interest rate exposure under the term loan.

We do not enter into derivative transactions for trading purposes, but rather to hedge our exposure to interest rate fluctuations. We manage the floating rate debt using interest rate swaps in order to reduce our exposure to the impact of changing interest rates on our statement of comprehensive income (loss) and future cash outflows for interest.

In June 2013, we entered into an $18.0 million notional amount swap agreement that exchanges a variable interest rate based upon LIBOR for a 4.88% fixed rate of interest over the term of the agreement. This swap matures on June 29, 2018. We designated this swap as a cash flow hedge of the interest rate risk attributable to projected variable interest payments. The effective portion of the fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income or loss, net of tax.

The below table summarizes our debt obligations at June 30, 2013 on our consolidated balance sheet (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Debt, excluding debentures	$1,500	$3,000	$3,000	$3,000	$3,000	$31,500	$45,000	$44,698
Average interest rate							4.1%
Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$30,837
Average interest rate							9.5%

Item 4.	Controls and Procedures

As of June 30, 2013, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the first six months of 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
Index to Exhibits

Exhibit Number	Description

10.1	Second Amended and Restated Credit Agreement dated as of June 20, 2013 between the Registrant and Wells Fargo Bank, National Association

10.2	Term Note dated June 20, 2013 for $45,000,000 payable by the Registrant to Wells Fargo Bank, National Association

10.3	Revolving Line of Credit Note dated June 20, 2013 for $10,000,000 payable by the Registrant to Wells Fargo Bank, National Association

10.4	Amended and Restated Employment Offer Letter to Julie Shiflett dated May 21, 2013

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b)

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Lion Hotels Corporation
Registrant

Signature		Title	Date

By:	/s/ Jon E. Eliassen	President and Chief Executive Officer (Principal Executive Officer)	August 9, 2013
Jon E. Eliassen

By:	/s/ Julie Shiflett	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	August 9, 2013
Julie Shiflett

By:	/s/ Sandra J. Heffernan	Senior Vice President, Corporate Controller (Principal Accounting Officer)	August 9, 2013
Sandra J. Heffernan