Form 10-Q
period 2013-09-30
Red Lion Hotels CORP
filed 2013-11-05
CIK 1052595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 __________________________________________
FORM 10-Q
 __________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
As of November 1, 2013, there were 19,685,393 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$27,302	$6,477
Restricted cash	6	2,417
Accounts receivable, net	5,565	5,774
Notes receivable	597	4,112
Inventories	1,370	1,329
Prepaid expenses and other	3,299	2,648
Deferred income taxes	950	2,342
Assets held for sale	—	18,288
Total current assets	39,089	43,387
Property and equipment, net	192,497	195,012
Goodwill	8,512	8,512
Intangible assets	6,992	6,992
Notes receivable, long term	4,407	2,902
Other assets, net	4,282	4,137
Total assets	$255,779	$260,942

LIABILITIES
Current liabilities:
Accounts payable	$6,736	$5,967
Accrued payroll and related benefits	4,130	2,504
Accrued interest payable	39	190
Advance deposits	245	248
Other accrued expenses	11,795	9,286
Long-term debt, due within one year	3,000	49,178
Total current liabilities	25,945	67,373
Long-term debt, due after one year, net of discount	41,529	—
Deferred income	3,572	3,923
Deferred income taxes	3,070	5,913
Debentures due Red Lion Hotels Capital Trust	30,825	30,825
Total liabilities	104,941	108,034

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred stock- 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 19,658,833 and 19,451,849 shares issued and outstanding	197	195
Additional paid-in capital	151,980	150,798
Accumulated other comprehensive income (loss), net of tax	(164)	—
Retained earnings (accumulated deficit)	(1,175)	1,915

Total stockholders' equity	150,838	152,908
Total liabilities and stockholders’ equity	$255,779	$260,942

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
For the Three and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Revenue:
Hotels	$38,590	$42,397	$96,744	$107,074
Franchise	2,368	1,555	5,574	3,953
Entertainment	1,623	1,456	6,774	6,356
Other	83	94	256	327
Total revenues	42,664	45,502	109,348	117,710
Operating expenses:
Hotels	27,442	31,324	76,226	84,196
Franchise	1,862	1,219	5,174	3,487
Entertainment	1,458	1,475	6,558	6,245
Other	131	201	371	601
Depreciation and amortization	3,561	3,774	10,839	11,459
Hotel facility and land lease	1,251	1,148	3,597	3,430
Asset impairment	—	1,868	—	8,797
Loss (gain) on asset dispositions, net	100	(16)	(21)	(223)
Undistributed corporate expenses	2,835	1,602	6,500	4,885
Total operating expenses	38,640	42,595	109,244	122,877
Operating income (loss)	4,024	2,907	104	(5,167)
Other income (expense):
Interest expense	(1,252)	(1,751)	(4,281)	(5,388)
Other income, net	98	46	401	74
Income (loss) before taxes	2,870	1,202	(3,776)	(10,481)
Income tax expense (benefit)	1,414	624	(1,127)	(3,827)
Income (loss) from continuing operations	1,456	578	(2,649)	(6,654)
Discontinued operations
Income (loss) from discontinued business units, net of income tax (benefit) expense of ($55) and $46 for the three months ended and $31 and $75 for the nine months ended September 30, 2013 and 2012, respectively	(96)	82	52	136
Income (loss) on disposal and impairment of the assets of the discontinued business units, net of income tax (benefit) expense of ($75) and ($889) for the three months ended and ($280) and ($2,566) for the nine months ended September 30, 2013 and 2012, respectively	(133)	(1,566)	(493)	(4,526)
Income (loss) from discontinued operations	(229)	(1,484)	(441)	(4,390)
Net income (loss)	1,227	(906)	(3,090)	(11,044)
Less net income or loss attributable to noncontrolling interest	—	—	—	(7)
Net income (loss) attributable to Red Lion Hotels Corporation	1,227	(906)	(3,090)	(11,037)
Comprehensive income (loss)
Unrealized gains (losses) on cash flow hedge, net of tax	(30)	—	(164)	—
Comprehensive income (loss) attributable to Red Lion Hotels Corporation	$1,197	$(906)	$(3,254)	$(11,037)
Earnings per share - basic and diluted
Income (loss) from continuing operations	$0.07	$0.03	$(0.14)	$(0.34)
Income (loss) from discontinued operations	$(0.01)	$(0.08)	$(0.02)	$(0.23)
Net income (loss) attributable to Red Lion Hotels Corporation	$0.06	$(0.05)	$(0.16)	$(0.57)
Weighted average shares - basic	19,631	19,366	19,538	19,294
Weighted average shares - diluted	19,672	19,438	19,538	19,294
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended
	September 30,
	2013	2012
	(In thousands)
Operating activities:
Net loss	$(3,090)	$(11,044)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,844	12,103
(Gain) loss on disposition of property, equipment and other assets, net	752	16
Amortization of debt issuance costs	49	—
Asset impairment	—	15,651
Deferred income taxes	(1,459)	(6,082)
Equity in investments	38	18
Stock based compensation expense	1,492	1,060
Excess tax shortfall from stock-based compensation	(102)	23
Provision for doubtful accounts	58	383
Change in current assets and liabilities:
Restricted cash	2,411	490
Accounts receivable	126	665
Inventories	(136)	(236)
Prepaid expenses and other	(651)	(1,243)
Accounts payable	712	1,502
Accrued payroll and related benefits	1,327	1,842
Accrued interest payable	(151)	729
Deferred income	—	(17)
Other accrued expenses and advance deposits	2,248	2,529
Net cash provided by operating activities	14,468	18,389
Investing activities:
Purchases of property and equipment	(8,534)	(5,798)
Proceeds from disposition of property and equipment	16,024	12,098
Collection of notes receivable	3,730	—
Advances to Red Lion Hotels Capital Trust	(27)	(27)
Other, net	65	(371)
Net cash provided by investing activities	11,258	5,902
Financing activities:
Borrowings on credit facility	—	2,122
Repayment of credit facility	(9,800)	(2,966)
Borrowings on long-term debt	44,500	—
Repayment of long-term debt	(38,878)	(11,144)
Proceeds from stock options exercised	11	39
Excess tax shortfall from stock-based compensation	102	(23)
Proceeds from issuance of common stock under employee stock purchase plan	82	102
Additions to deferred financing costs	(918)	(256)
Net cash used in financing activities	(4,901)	(12,126)

The accompanying condensed notes are an integral part of the consolidated financial statements

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (Continued)
For the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended
	September 30,
	2013	2012
	(In thousands)

Change in cash and cash equivalents:
Net increase in cash and cash equivalents	20,825	12,165
Cash and cash equivalents at beginning of period	6,477	1,981
Cash and cash equivalents at end of period	$27,302	$14,146

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Income taxes	$22	$108
Interest on long-term debt	$4,383	$4,659
Cash received during periods for:
Income taxes	$78	$—
Non-cash operating, investing and financing activities:
Reclassification of property and other assets/liabilities to assets held for sale	$156	$16,671
Exchange of real property for a note receivable	$1,720	$2,000
Common stock redeemed	$299	$210
Conversion of restricted cash to accounts receivable	$—	$75
Exchange of common stock for noncontrolling interest in partnership	$—	$50
Conversion of note receivable to fixed assets	$—	$210
Bonuses to employees paid in stock	$—	$125

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation (“Red Lion”, "we", "our", "us" or the “company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of hotels under our proprietary brands, including Red Lion Hotels, Red Lion Inns & Suites and Leo Hotel Collection. As of September 30, 2013, the Red Lion network of hotels was comprised of 52 hotels located in 10 states and one Canadian province. The Red Lion Hotels and Red Lion Inn & Suites network was comprised of 50 hotels with 8,903 rooms and 462,135 square feet of meeting space, of which we operated 25 hotels (19 are wholly owned and six are leased), and franchised 25 hotels. The Leo Hotel Collection was comprised of two franchised hotels with 3,256 rooms and 241,000 square feet of meeting space.

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

In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly our consolidated financial position at September 30, 2013, the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012, and the consolidated cash flows for the nine months ended September 30, 2013 and 2012. The comprehensive income (loss) for the periods presented may not be indicative of that which may be expected for a full year.

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

Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 requires an entity to present an unrecognized tax benefit and an NOL carryforward, a similar tax loss, or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized. ASU 2013-11 will be effective for fiscal periods beginning after December 15, 2013, with early adoption permitted. We are currently evaluating the impact that the adoption of this guidance will have on our financial statements.

Management has assessed the potential impact of other recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to our company, or are not anticipated to have a material impact on our consolidated financial statements.

4.	Property and Equipment

Property and equipment used in continuing operations is summarized as follows (in thousands):

	September 30, 2013	December 31, 2012
Buildings and equipment	$222,351	$221,217
Furniture and fixtures	40,230	38,976
Landscaping and land improvements	7,484	7,099
	270,065	267,292
Less accumulated depreciation and amortization	(140,896)	(133,446)
	129,169	133,846
Land	58,265	58,265
Construction in progress	5,063	2,901
Property and equipment, net	$192,497	$195,012

The table as of December 31, 2012 excludes the property and equipment of the Red Lion Hotel Medford, Oregon ("Medford property"), the Red Lion Hotel Pendleton in Pendleton, Oregon ("Pendleton property"), the Red Lion Hotel Missoula ("Missoula property"), and our commercial mall in Kalispell, Montana ("Kalispell Mall property"), which were classified as assets held for sale. The Missoula property was sold in February 2013, the Pendleton property and Kalispell Mall property were sold in April 2013 and the Medford property was sold in August 2013; their assets are no longer reflected on our balance sheet as of September 30, 2013. See Note 5 for further discussion.

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

The consolidated balance sheet as of December 31, 2012 includes $18.3 million of property and equipment of the Medford, Missoula, Kalispell Mall and Pendleton properties classified as assets held for sale; however they are excluded as of September 30, 2013, as they were sold and are no longer reflected on our balance sheet.

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

Pendleton Property

During the third quarter of 2012, we listed for sale our Pendleton property. The property and equipment of this property were classified as assets held for sale in the consolidated balance sheet as of December 31, 2012. On April 4, 2013, we closed on the sale of the Pendleton property for $2.25 million, of which $530,000 was paid in cash and issuance of a $1.72 million secured promissory note requiring monthly payments of principal and interest until the remaining balance is due in April 2016. Concurrent with the sale, we entered into a franchising agreement with the new owners of the property resulting in the property remaining as part of continuing operations for all periods presented.

Kalispell Mall Property

During the third quarter of 2012, we listed for sale our Kalispell Mall property. We did not maintain significant continuing involvement in the commercial mall after the sale and have classified the real estate operations of this property as discontinued operations for all periods presented. Refer to Note 6 for further detail. The property and equipment of this property have been classified as assets held for sale in the consolidated balance sheet as of December 31, 2012.

On April 25, 2013, we closed on the sale of the Kalispell Mall property for $11.6 million. As required by the terms of our credit facility, we made a principal payment in the amount of $8.8 million when the sale closed. See Note 8 for further discussion. Concurrent with the sale, we entered into a lease agreement with the buyer under which we are leasing and operating the attached Red Lion Hotel Kalispell for an initial term of 15 years with options for three renewal terms of five years each. The agreement provides for lease payments of $0.5 million per year for the first 45 months, with annual increases thereafter of 2% per year.

Medford Property

During the fourth quarter of 2011, we listed for sale the Medford property. On August 1, 2013, we sold the property for $2.8 million. We do not have any significant continuing involvement in this property after the sale; therefore the operations of this property remain classified as discontinued operations for all periods presented. The property and equipment of this property have been classified as assets held for sale in the consolidated balance sheet as of December 31, 2012. Refer to Note 6 for further detail.

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

No impairments were identified during the nine months ended September 30, 2013. However, if we list additional assets for sale, it may result in future impairments or losses on the final sales.

In the third quarter of 2012, we recognized a pre-tax impairment charge of $1.9 million on our Pendleton Property. For the nine months ended September 30, 2012, we recognized aggregate pre-tax impairment charges of $8.8 million on our Pendleton and Missoula properties, our Red Lion Hotel Denver Southeast in Aurora, Colorado and our Red Lion Colonial Hotel in Helena, Montana.

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

As of September 30, 2013, all properties listed as discontinued operations were either sold or disposed of and no assets or liabilities associated with the properties are included on the consolidated balance sheet. Included in the balance sheet at December 31, 2012, under assets held for sale were $14.7 million of assets and $0.4 million of liabilities associated with the discontinued operations of the Medford property, the Kalispell Mall property, and the Yakima catering contract.

The following table summarizes the results of discontinued operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$272	$1,850	$2,815	$5,390
Operating expenses	(423)	(1,583)	(2,675)	(4,333)
Hotel facility and land lease	—	(61)	(52)	(204)
Depreciation and amortization	—	(78)	(5)	(642)
Income tax benefit (expense)	55	(46)	(31)	(75)
Income (loss) from operations of discontinued business units, net of tax	(96)	82	52	136

Loss on disposal and impairment of the assets of discontinued business units	(208)	(2,455)	(773)	(7,092)
Income tax benefit	75	889	280	2,566
Loss on disposal and impairment of the assets of the discontinued business units, net of tax	(133)	(1,566)	(493)	(4,526)

Income (loss) from discontinued operations	$(229)	$(1,484)	$(441)	$(4,390)

Impairments of assets held for sale in discontinued operations

At the time each property was listed for sale, and at any time during the marketing process in which there was a change in circumstances (such as a decrease in listed price), the carrying value of the assets was written down to estimated fair value less selling costs, and an impairment was recognized in discontinued operations.

No impairments were identified during the nine months ended September 30, 2013. However, if we list additional assets for sale, it may result in future impairments or losses on the final sales.

In the third quarter of 2012, we recognized a pre-tax impairment charge of $2.2 million on the Kalispell Mall Property. For the nine months ended September 30, 2012, we recognized aggregate pre-tax impairment charges of $6.8 million on our Medford and Kalispell Mall properties and our Red Lion Hotel Sacramento at Arden Village.

7.	Goodwill and Intangible Assets

Goodwill represents the excess of the estimated fair value of the net assets acquired during business combinations over the net tangible and identifiable intangible assets acquired. Goodwill was recorded in prior years in connection with the acquisitions of franchises and entertainment businesses. The Red Lion brand name is an identifiable, indefinite lived-intangible asset that represents the separable legal right to a trade name and associated trademarks acquired in a business combination we entered into in 2001. Goodwill and the brand name are not amortized; however, we assess goodwill and the brand name for potential impairments annually in the fourth quarter, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets. We did not impair any goodwill during the nine months ended September 30, 2013 or 2012.

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

•	We paid origination fees of $0.5 million.

•	The term loan matures on June 30, 2018. The $10 million revolving line of credit is available under the facility until June 30, 2015.

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

The facility requires us to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage, debt service, and loan coverage ratios. It also includes customary events of default. We were in compliance with these covenants at September 30, 2013.
At September 30, 2013 outstanding debt was $75.4 million. The debt balance includes the $45.0 million outstanding on the term loan with Wells Fargo and the unamortized origination fees on the debt of $0.4 million. In addition to this term loan, we also have a revolving line of credit with Wells Fargo for up to $10 million, a portion of which supports outstanding letters of credit. At September 30, 2013, the full $10 million on the revolving line of credit was available as we had no amount drawn on that date. Also included in the total debt amount is $30.8 million of debentures due to Red Lion Hotels Capital Trust, maturing in 2044.

9.	Derivative Financial Instruments and Accumulated Other Comprehensive Income (Loss)

We do not enter into derivative transactions for trading purposes, but rather to hedge our exposure to interest rate fluctuations. We manage our floating rate debt using interest rate swaps in order to reduce our exposure to the impact of changing interest rates and future cash outflows for interest.

As required under the expanded credit facility, we entered into an interest rate swap with Wells Fargo to hedge the first 40% of our interest rate exposure. The swap has a notional amount of $18.0 million and a fixed rate of 4.88%. The swap is settled on the same day as the required monthly interest payments on the term loan and expires on June 29, 2018.

We followed the requirements of guidance primarily codified within Accounting Standards Codification ("ASC') Topic No. 815, “Derivatives and Hedging” (“ASC 815”) pertaining to the accounting for derivatives and hedging activities. ASC 815 requires us to recognize all derivative instruments on our balance sheet at fair value. The related gains or losses on these transactions are deferred in stockholders' equity as a component of accumulated other comprehensive income or loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in interest expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in interest expense. Our interest rate hedge was designated as a cash flow hedge and is deemed to be effective at September 30, 2013 as the critical terms have not changed since inception.

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

At September 30, 2013, the valuation of the interest rate swap resulted in the recognition of a swap liability totaling $0.3 million, which is included in other accrued expenses on the balance sheet.

Accumulated other comprehensive income (loss)

Changes in accumulated other comprehensive income (loss), comprised entirely of changes in the fair value of our cash flow hedge as follows:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Balance, beginning of period	—	—
Loss on cash flow hedge, net of tax (1)	(164)	—
Balance, end of period	(164)	—
__________

(1)	Loss on cash flow hedge is net of income taxes of $94,000.

10.	Business Segments

As of September 30, 2013, we had three operating segments: hotels, franchise and entertainment. The “other” segment consists of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense and income taxes; therefore, those two items have not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues and expenses.

Selected information with respect to continuing operations is provided below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Hotels	$38,590	$42,397	$96,744	$107,074
Franchise	2,368	1,555	5,574	3,953
Entertainment	1,623	1,456	6,774	6,356
Other	83	94	256	327
	$42,664	$45,502	$109,348	$117,710
Operating income (loss):
Hotels	$6,533	$4,731	$7,133	$725
Franchise	493	325	363	433
Entertainment	70	(113)	(42)	(185)
Other	(3,072)	(2,036)	(7,350)	(6,140)
	$4,024	$2,907	$104	$(5,167)

	September 30, 2013	December 31, 2012
Identifiable assets:
Hotels (1)	$201,607	$212,418
Franchise	9,591	8,994
Entertainment	4,781	5,976
Other (1)	39,800	33,554
	$255,779	$260,942
__________

(1)	Includes the identifiable assets of discontinued operations held for sale.

11.	Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator - basic and diluted:
Income (loss) from continuing operations	$1,456	$578	$(2,649)	$(6,654)
Less net income or loss attributable to noncontrolling interest	—	—	—	(7)
Income (loss) from discontinued operations	(229)	(1,484)	(441)	(4,390)
Net income (loss) attributable to Red Lion Hotels Corporation	$1,227	$(906)	$(3,090)	$(11,037)
Denominator:
Weighted average shares - basic	19,631	19,366	19,538	19,294
Weighted average shares - diluted	19,672	19,438	19,538	19,294
Earnings (loss) per share attributable to Red Lion Hotels Corporation: basic and diluted
Income (loss) from continuing operations	$0.07	$0.03	$(0.14)	$(0.34)
Income (loss) from discontinued operations	$(0.01)	$(0.08)	$(0.02)	$(0.23)
Net income (loss) attributable to Red Lion Hotels Corporation	$0.06	$(0.05)	$(0.16)	$(0.57)

For the three months ended September 30, 2013, 166,366 of the 167,607 options to purchase common shares and 305,739 of the 344,775 restricted stock units outstanding as of that date were considered antidilutive. For the three months ended September 30, 2012, 212,799 of the 229,696 options to purchase common shares outstanding as of that date were considered antidilutive, as were 271,495 of the 327,060 restricted stock units outstanding.

Due to the loss for the nine months ended September 30, 2013, all of the 167,607 options to purchase common shares and all of the 344,775 restricted stock units outstanding as of that date were considered antidilutive. For the nine months ended September 30, 2012, all of the 229,696 options to purchase common shares and all of the 327,060 restricted stock units outstanding were considered antidilutive due to losses in the period.

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

At September 30, 2013 we were not able to reliably estimate the full year effective tax rate. Accordingly, we have recognized interim income tax benefit using the discrete method based on actual results for the nine months ended September 30, 2013. The effective tax rates from continuing operations at September 30, 2013 and 2012 were 29.8% and 36.6%, respectively. The difference between the effective tax rates and the statutory rate of 34.0% for the periods is primarily driven by the impact of state income taxes, federal tax credits, and non-deductible expenses. The effective tax rate from continuing operations at September 30, 2013 was also impacted by the valuation allowance recorded during the third quarter of 2013 to reflect a change in our assessment of our ability to utilize certain California Enterprise Zone ("EZ") credits prior to their expiration.

We recognize the financial statement effect of a tax position when, based on the technical merits of the uncertain tax position, it is more likely than not to be sustained on a review by taxing authorities. These estimates are based on judgments made with currently available information. We review these estimates and make changes to recorded amounts of uncertain positions as facts and circumstances warrant. We had no material uncertain tax positions at September 30, 2013 and do not anticipate a significant change in any unrecognized tax benefits over the next 12 months. Accordingly, we have not provided for any unrecognized tax benefits or related interest and penalties. With limited exception, we are no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for years prior to 2008.

Based on our current assessment of future taxable income, including scheduling of the reversal of our taxable temporary differences, we anticipate that it is more likely than not that we will generate sufficient taxable income to realize our net operating losses and federal tax credit carryovers, and therefore we did not record a valuation allowance against these deferred tax assets as of September 30, 2013. On July 11, 2013, the State of California signed into law Assembly Bill 93, which phases out and replaces California EZ tax credits with a new economic development program. The elimination of the current California EZ credit program will be effective on January 1, 2014. California EZ credits generated before January 1, 2014 will have a ten-year carryforward period. We believe that it is more likely than not that we will not be able to utilize any of our California EZ credits prior to the expiration of the carryforward period. Therefore, we recorded a valuation allowance of $0.4 million in the third quarter of 2013, which is the tax impact of the credits, net of the federal tax benefit.

13.	Stock Based Compensation

The 2006 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by our shareholders and allowed awards of 2.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of September 30, 2013, there were 627,326 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.

In the nine months ended September 30, 2013, we recognized no compensation expense related to options, compared to approximately $32,000 during the same period in 2012.

A summary of stock option activity for the nine months ended September 30, 2013, is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2013	172,814	$9.41
Options granted	—	$—
Options exercised	(2,000)	$7.82
Options forfeited	(3,207)	$7.62
Balance, September 30, 2013	167,607	$9.49
Exercisable, September 30, 2013	166,887	$9.51

Additional information regarding stock options outstanding and exercisable as of September 30, 2013, is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$5.10	5,000	1.14	2014	$5.10	$850	5,000	$5.10	$850
$7.10 - $7.46	10,881	3.31	2015-2020	7.36	—	10,161	7.38	—
$8.74 - $8.80	111,231	4.58	2018	8.76	—	111,231	8.76	—
$12.21-$13.00	40,495	3.39	2016-2017	12.62	—	40,495	12.62	—
	167,607	4.11	2014-2020	$9.49	$850	166,887	$9.50	$850
__________

(1)
The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been fully vested and exercised on the last trading day of the first nine months of 2013, or September 30, 2013, based upon our closing stock price on that date of $5.27.

As of September 30, 2013 and 2012, there were 344,775 and 327,060 unvested restricted stock units outstanding, respectively. Since we began issuing restricted stock units, approximately 14.6% of total units granted have been forfeited. In the third quarter and first nine months of 2013, we recognized approximately $0.7 million and $1.1 million in compensation expense related to restricted stock units compared to $0.2 million and $0.6 million in the comparable periods in 2012. Included in expense for the three and nine months ended September 30, 2013 is approximately $0.4 million of expense related to the accelerated vesting of restricted stock units associated with the departure of our former CEO. As the restricted stock units vest, we expect to recognize approximately $2.1 million in additional compensation expense over a weighted average period of 35 months, including $0.2 million during the remainder of 2013.

A summary of restricted stock unit activity for the nine months ended September 30, 2013, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2013	323,561	$7.75
Granted	218,356	$6.77
Vested	(177,127)	$6.46
Forfeited	(20,015)	$7.82
Balance, September 30, 2013	344,775	$7.33

In January 2008, we adopted the 2008 employee stock purchase plan (the “2008 ESPP”) upon the expiration of its predecessor plan. Under the 2008 ESPP, a total of 300,000 shares of common stock are authorized for purchase by eligible employees at a discount through payroll deductions. No employee may purchase more than $25,000 worth of shares in any calendar year, or more than 10,000 shares during any six-month purchase period under the plan. As allowed under the 2008 ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. In January and July 2013, respectively, there were 7,276 and 6,489 shares issued to participants under the terms of the plan.

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

Estimated fair values of financial instruments (in thousands) are shown in the table below. The carrying amounts for cash and cash equivalents, accounts receivable and current liabilities are reasonable estimates of their fair values. The carrying amounts of our current notes receivable are reasonable estimates of their fair values due to the short nature of the loans (they are expected to be satisfied within a year). We estimate the fair value of our interest rate swap using standard calculations that use as their basis readily available observable market parameters, which are Level 2 inputs. We estimate the fair value of our long-term debt, excluding leases, using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. The debentures are valued at the closing price on September 30, 2013, of the underlying trust preferred securities on the New York Stock Exchange, which was a directly observable Level 1 input. The fair values provided below are not necessarily indicative of the amounts we or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents and restricted cash(1)	$27,308	$27,308	$8,894	$8,894
Accounts receivable(1)	$5,565	$5,565	$5,774	$5,774
Current notes receivable	$597	$597	$4,112	$4,112
Notes receivable, long term	$4,407	$4,407	$2,902	$2,902
Financial liabilities:
Current liabilities, excluding debt and interest rate swap(1)	$22,687	$22,687	$18,195	$18,195
Interest rate swap	$258	$258	$—	$—
Debt, excluding debentures, net of discount	$44,529	$45,022	$49,178	$49,362
Debentures	$30,825	$31,841	$30,825	$31,363
__________

(1)	Includes the cash, accounts receivable, and current liabilities of discontinued operations held for sale as of December 31, 2012.

15.	Commitments and Contingencies

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

As of September 30, 2013, the Red Lion network of hotels was comprised of 52 hotels located in 10 states and one Canadian province. The Red Lion Hotels and Red Lion Inn & Suites network was comprised of 50 hotels with 8,903 rooms and 462,135 square feet of meeting space, of which we operated 25 hotels (19 are wholly owned and six are leased), and franchised 25 hotels. The Leo Hotel Collection was comprised of two hotels with 3,256 rooms and 241,000 square feet of meeting space.

A summary of our properties is provided below:

	Hotels	Total Available Rooms	Meeting Space (sq. ft.)

Red Lion Owned and Leased Hotels	25	4,766	230,305
Red Lion Franchised Hotels	25	4,137	231,830
Leo Hotel Collection	2	3,256	241,000
Total	52	12,159	703,135

We operate in three reportable segments:

•
The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels. As of September 30, 2013, we operated 25 hotels, of which 19 are wholly-owned and six are leased.

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

Executive Summary

Our company strategy is to grow the Red Lion Brands and profitability through (1) growth in the franchise business aided by the segmentation of our brands to add clear differentiation between Red Lion Hotels, Red Lion Inns & Suites and Leo Hotel Collection products; (2) sales and marketing initiatives and (3) leveraging our owned assets to refresh our hotels and strengthen the balance sheet.

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

We have invested in sales and marketing talent and technology to improve our ability to manage the various channels which drive occupancy and rate at our hotels including transient, group and preferred corporate business. These investments include the redesign of the redlion.com website and booking engine. Our initiatives also include individual hotel websites which provide additional sales resources for expanding market reach and driving business in our owned and franchised properties. We have refreshed the look and feel of our logo and our marks, which will be reflected in printed and online collateral, advertisements and social media.

We also used proceeds from strategic asset sales (a program of selective reduction in asset ownership) to reduce debt and make improvements to our owned and leased hotels. We are committed to keeping our properties well maintained and attractive to our customers in order to enhance our competitiveness within the industry and keep our hotels properly positioned in their markets.

Our current hotels are primarily located in 10 Western states, with the majority in secondary and tertiary markets. We believe the current operating environment provides us the opportunity to grow our business through franchising as hotel owners seek to improve profitability through an affiliation with a regional hotel brand or franchise distribution network. We additionally believe we can grow our business through sales and marketing initiatives; including a focus on the local experience in our markets, and leveraging our owned assets to refresh our hotels to meet customer's current expectations and strengthen our balance sheet.

We will continue to build on the strength and recognition of the Red Lion Brands for growth and achievement of long-term profitability and returns to shareholders.

While our goal is to deliver improved long-term profitability through the above-described initiatives, there can be no assurance our results of operations will improve.

Revenue per available room ("RevPAR") for owned and leased hotels on a comparable basis from continuing operations increased 2.8% in the third quarter of 2013 from the third quarter of 2012. Comparable occupancy from continuing operations decreased 100 basis points in the third quarter of 2013 from the third quarter of 2012. Comparable Average Daily Rate ("ADR"), from continuing operations, increased 4.2% in the third quarter of 2013 to $93.85 from $90.09 in the third quarter of 2012. Average occupancy, ADR and RevPAR statistics are provided below on a comparable basis from continuing operations.

	For the three months ended September 30,
	2013				2012
	Average Occupancy		ADR	RevPAR	Average Occupancy	ADR	RevPAR
Owned and Leased Hotels	75.5%		$93.85	$70.86	76.5%	$90.09	$68.92
Franchised Hotels	71.7%		$92.31	$66.23	67.9%	$89.20	$60.53
Total System Wide	74.0%		$93.24	$68.97	73.0%	$89.75	$65.50
Change from prior comparative period:
Owned and Leased Hotels	(100)	bps	4.2%	2.8%
Franchised Hotels	380	bps	3.5%	9.4%
Total System Wide(1)	100	bps	3.9%	5.3%

	For the nine months ended September 30, 2013
	2013				2012
	Average Occupancy		ADR	RevPAR	Average Occupancy	ADR	RevPAR
Owned and Leased Hotels	65.5%		$88.31	$57.88	66.5%	$84.78	$56.34
Franchised Hotels	59.7%		$88.05	$52.58	58.1%	$84.89	$49.32
Total System Wide	63.2%		$88.21	$55.72	63.1%	$84.82	$53.48
Change from prior comparative period:
Owned and Leased Hotels	(100)	bps	4.2%	2.7%
Franchised Hotels	160	bps	3.7%	6.6%
Total System Wide(1)	10	bps	4.0%	4.2%

(1)
Includes all hotels owned, leased and franchised, presented on a comparable basis. The Red Lion Hotel Medford in Medford, Oregon ("Medford Property") is excluded as it was listed as a discontinued operation prior to being sold in August 2013. The Red Lion Colonial Hotel in Helena, Montana ("Helena property"), which was sold in July 2012, the Red Lion Hotel Denver Southeast in Aurora, Colorado ("Denver Southeast property"), which was sold in October 2012, the Red Lion Hotel Missoula, in Missoula, Montana ("Missoula property"), which was sold in February 2013, and the Red Lion Hotel Pendleton in Pendleton, Oregon ("Pendleton property"), which was sold in April 2013, have been excluded from the owned and leased hotel statistics and included in the franchised statistics as we maintained franchise agreements on those four properties.

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

During the third quarter of 2013 and 2012, we reported income from continuing operations of $1.5 million, or $0.07 per diluted share, and $0.6 million, or $0.03 per diluted share, respectively. The third quarter of 2012 included a $1.9 million pre-tax impairment charge on the Pendleton property. For the third quarter of 2013 earnings before interest, taxes, depreciation and amortization (“EBITDA”) from continuing operations was $7.7 million, compared to EBITDA of $6.7 million for the third quarter of 2012.

For the first nine months of 2013 and 2012, we reported losses from continuing operations of $2.6 million, or $0.14 per share, and $6.7 million, or $0.34 per share, respectively. The nine months ended September 30, 2012 included aggregate pre-tax impairment charges on the Helena, Denver Southeast, and Missoula properties of $8.8 million. For the first nine months of 2013, EBITDA from continuing operations was $11.3 million, compared to EBITDA of $6.4 million for the first nine months of 2012, which includes the $8.8 million in pre-tax impairment charges.

A summary of our consolidated statements of comprehensive (loss) income is provided below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenue	$42,664	$45,502	$109,348	$117,710
Total operating expenses	38,640	42,595	109,244	122,877
Operating income (loss)	4,024	2,907	104	(5,167)
Other income (expense):
Interest expense	(1,252)	(1,751)	(4,281)	(5,388)
Other income, net	98	46	401	74
Income (loss) before taxes	2,870	1,202	(3,776)	(10,481)
Income tax expense (benefit)	1,414	624	(1,127)	(3,827)
Income (loss) from continuing operations	1,456	578	(2,649)	(6,654)
Income (loss) from discontinued operations, net of tax	(229)	(1,484)	(441)	(4,390)
Net income (loss)	$1,227	$(906)	$(3,090)	$(11,044)
Comprehensive income (loss) attributable to Red Lion Hotels Corporation	$1,197	$(906)	$(3,254)	$(11,037)
Non-GAAP data:
EBITDA	$7,324	$4,478	$10,659	$136
EBITDA from continuing operations	$7,683	$6,727	$11,344	$6,373

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

The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income (loss) attributable to Red Lion Hotels Corporation for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
EBITDA from continuing operations	$7,683	$6,727	$11,344	$6,373
Income tax (expense) benefit - continuing operations	(1,414)	(624)	1,127	3,827
Interest expense - continuing operations	(1,252)	(1,751)	(4,281)	(5,388)
Depreciation and amortization - continuing operations	(3,561)	(3,774)	(10,839)	(11,459)
Net income (loss) attributable to Red Lion Hotels Corporation from continuing operations	$1,456	$578	$(2,649)	$(6,647)
Income (loss) of discontinued operations, net of tax	(229)	(1,484)	(441)	(4,390)
Net income (loss) attributable to Red Lion Hotels Corporation	$1,227	$(906)	$(3,090)	$(11,037)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
EBITDA	$7,324	$4,478	$10,659	$136
Income tax (expense) benefit	(1,284)	219	1,376	6,318
Interest expense	(1,252)	(1,751)	(4,281)	(5,388)
Depreciation and amortization	(3,561)	(3,852)	(10,844)	(12,103)
Net income (loss) attributable to Red Lion Hotels Corporation	$1,227	$(906)	$(3,090)	$(11,037)

Revenue

A breakdown of our revenues from continuing operations for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

Revenue From Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Hotels:
Rooms	$31,062	$33,614	$75,605	$81,847
Food and beverage	6,545	7,635	18,997	22,764
Other department	983	1,148	2,142	2,463
Total hotel segment revenue	38,590	42,397	96,744	107,074
Franchise	2,368	1,555	5,574	3,953
Entertainment	1,623	1,456	6,774	6,356
Other	83	94	256	327
Total Operating Revenue	$42,664	$45,502	$109,348	$117,710

Our reported hotel segment numbers for the periods presented in this report reflect the results of the Helena property and Denver Southeast property for the three and nine months ended September 30, 2012, but not the same periods in 2013, as the sale of those properties closed on July 30, 2012 and October 24, 2012, respectively. In addition, our reported hotel segment numbers for the periods presented reflect the results of the Missoula and Pendleton properties for three and nine months ended September 30, 2012, but not the entire three and nine months ended September 30, 2013 as the sale of those properties closed on February 20, 2013 and April 4, 2013, respectively. In order to help investors distinguish changes in our results from continuing operations versus changes due to the sale of these properties, we will discuss our operating results as reported and also on a comparable basis to exclude the results of these sold properties from the hotel segment.

A breakdown of our comparable hotel revenues for the three and nine months ended September 30, 2013 and 2012 is as follows:

Comparable Hotel Revenue From Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Room revenue from continuing operations	$31,062	$33,614	75,605	81,847
less: room revenue from Helena, Denver Southeast, Missoula and Pendleton properties	—	(3,394)	(308)	(8,269)
Comparable room revenue	$31,062	$30,220	$75,297	$73,578
Food and beverage revenue from continuing operations	6,545	7,635	18,997	22,764
less: food and beverage revenue from Helena, Denver Southeast, Missoula and Pendleton properties	—	(969)	(59)	(2,859)
Comparable food and beverage revenue	$6,545	$6,666	$18,938	$19,905
Other hotel revenue from continuing operations	983	1,148	2,142	2,463
less: other hotel revenue from Helena, Denver Southeast, Missoula and Pendleton properties	—	(233)	(6)	(662)
Comparable other hotel revenue	$983	$915	$2,136	$1,801
Total hotel revenue from continuing operations	38,590	42,397	96,744	107,074
less: Total hotel revenue from Helena, Denver Southeast, Missoula and Pendleton properties	$—	$(4,596)	$(373)	$(11,790)
Comparable total hotel revenue	$38,590	$37,801	$96,371	$95,284

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

Three months ended September 30, 2013 and 2012

During the third quarter of 2013, revenue from the hotel segment decreased $3.8 million or 9.0% from the third quarter of 2012. The third quarter of 2012 included revenue from the Helena, Denver Southeast, Missoula and Pendleton properties, whereas the third quarter of 2013 did not include any revenue from the Helena, Denver Southeast, Missoula and Pendleton properties due to their sale in 2012 and the first and second quarters of 2013. On a comparable basis, excluding the results of the Helena, Denver Southeast, Missoula and Pendleton properties, total revenue from the hotel segment increased $0.8 million or 2.1% in the third quarter of 2013 compared to the third quarter of 2012. Comparable room revenue from owned and leased hotels of $31.1 million increased $0.8 million over the same periods. Comparable ADR increased by 4.2% to $93.85, which drove a RevPAR increase of 2.8% to $70.86 for the third quarter of 2013. Our strategy has been to focus on rate growth, which has resulted in a slight decline in comparable occupancy from 76.5% to 75.5%.

Revenue from our franchise segment increased $0.8 million to $2.4 million in the third quarter of 2013 compared to the third quarter of 2012. This was driven by the increase in the number of franchised hotels in the system and contractual increases in rate on existing franchised hotels. Revenue in the entertainment segment increased to $1.6 million in the third quarter of 2013 compared to $1.5 million in the third quarter of 2012, primarily due to an increase in ticketing demand.

Nine months ended September 30, 2013 and 2012

During the first nine months of 2013, revenue from the hotel segment decreased $10.3 million or 9.6% compared to the first nine months of 2012. The first nine months of 2012 included revenue from the Helena, Denver Southeast, Missoula and Pendleton properties, whereas the first nine months of 2013 did not include any revenue from the Helena and Denver Southeast properties due to their sale in 2012. Additionally, the Missoula property was sold in February 2013 and the Pendleton property in April 2013. On a comparable basis, excluding the results of the Helena, Denver Southeast, Missoula and Pendleton properties, revenue from the hotel segment increased $1.1 million or 1.1% in the first nine months of 2013 compared to the first nine months of 2012. This comparable increase was primarily driven by a 4.2% increase in ADR which was predominantly driven by higher rates in the transient segment and partially offset by lower food and beverage revenues.

Revenue from our franchise segment increased $1.6 million to $5.6 million in the first nine months of 2013 compared to the first nine months of 2012. This was driven by the increase in the number of franchised hotels in the system and contractual increases in rate on existing franchised hotels. Revenue in the entertainment segment increased to $6.8 million in the first nine months of 2013 compared to $6.4 million in the first nine months of 2012. This is primarily due to an increase in the total number of show nights for our productions and an increase in ticket demand for entertainment events in the markets we serve.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, depreciation and amortization, hotel facility and land lease expense, gain or loss on asset dispositions and undistributed corporate expenses. Total operating expenses during the third quarter of 2013 compared to the third quarter of 2012 decreased $4.0 million. The sales of the Helena, Denver Southeast, Missoula and Pendleton properties are the primary driver of the overall decline in reported hotel expenses. In addition, during the third quarter of 2012, operating expenses included a pre-tax impairment charge of $1.9 million on our Pendleton property. During the first nine months of 2013, total operating expenses decreased $13.6 million compared to the first nine months of 2012. Operating expenses during the first nine months of 2012 included $8.8 million in pre-tax impairment charges on our Helena, Denver Southeast, Missoula and Pendleton properties, which is the primary driver of the variance.

A breakdown of our operating expenses and direct margin by segment as reported for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

Operating Expenses From Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Hotels	$27,442	$31,324	$76,226	$84,196
Franchise	1,862	1,219	5,174	3,487
Entertainment	1,458	1,475	6,558	6,245
Other	131	201	371	601
Depreciation and amortization	3,561	3,774	10,839	11,459
Hotel facility and land lease	1,251	1,148	3,597	3,430
Asset impairment	—	1,868	—	8,797
Loss (gain) on asset dispositions, net	100	(16)	(21)	(223)
Undistributed corporate expenses	2,835	1,602	6,500	4,885
Total operating expenses	$38,640	$42,595	$109,244	$122,877
Hotels revenue - continuing(1)	$38,590	$42,397	$96,744	$107,074
Direct margin (2)	$11,148	$11,073	$20,518	$22,878
Direct margin %	28.9%	26.1%	21.2%	21.4%
Franchise revenue (1)	$2,368	$1,555	$5,574	$3,953
Direct margin (2)	$506	$336	$400	$466
Direct margin %	21.4%	21.6%	7.2%	11.8%
Entertainment revenue	$1,623	$1,456	$6,774	$6,356
Direct margin (2)	$165	$(19)	$216	$111
Direct margin %	10.2%	(1.3)%	3.2%	1.7%
Other revenue - continuing (1)	$83	$94	$256	$327
Direct margin (2)	$(48)	$(107)	$(115)	$(274)
Direct margin %	(57.8)%	(113.8)%	(44.9)%	(83.8)%
__________

(1)	Excludes operations classified as discontinued.

(2)	Revenues less direct operating expenses.

Our reported hotel segment numbers for the periods presented in this report reflect the results of the Helena property and Denver Southeast property for the three and nine months ended September 30, 2012, but not the same periods in 2013, as the sales of those properties closed on July 30, 2012 and October 24, 2012, respectively. In addition, our reported hotel segment numbers for the periods presented reflect the results of the Missoula and Pendleton properties for the three and nine months ended September 30, 2012, but not the three and nine months ended September 30, 2013 as the sale of those properties closed on February 20, 2013 and April 4, 2013, respectively. In order to help investors distinguish changes in our results from continuing operations versus changes due to the sale of these properties, we will discuss our operating results as reported and also on a comparable basis to exclude the results of these sold properties from the hotel segment.

A breakdown of our comparable hotel operating expenses and direct margin for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

Comparable Hotel Operating Expenses From Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Hotel operating expenses from continuing operations	27,442	31,324	76,226	84,196
less: Hotel operating expenses from Helena, Denver Southeast, Missoula and Pendleton properties	—	(3,622)	(718)	(10,302)
Comparable hotel operating expenses	$27,442	$27,702	$75,508	$73,894
Hotel revenue from continuing operations	38,590	42,397	96,744	107,074
less: Hotel revenue from Helena, Denver Southeast, Missoula and Pendleton properties	—	(4,596)	(373)	(11,790)
Comparable hotel revenue	$38,590	$37,801	$96,371	$95,284
Hotel direct operating margin from continuing operations	11,148	11,073	20,518	22,878
less: Hotel direct operation margin from Helena, Denver Southeast, Missoula and Pendleton properties	—	(974)	345	(1,488)
Comparable hotel direct margin	$11,148	$10,099	$20,863	$21,390
Comparable hotel direct margin %	28.9%	26.7%	21.6%	22.4%

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

Three months ended September 30, 2013 and 2012

Direct hotel expenses as reported were $27.4 million in the third quarter of 2013 compared to $31.3 million in the third quarter of 2012. The primary driver of the decline was the sale of the Helena, Denver Southeast, Missoula and Pendleton properties. The prior year's third quarter included expense for the full period for the Denver Southeast, Missoula and Pendleton properties and one month of expenses for the Helena property whereas the third quarter of 2013 included no expenses for these properties. On a comparable basis, direct hotel expenses were $27.4 million in the third quarter of 2013 compared to $27.7 million in the third quarter of 2012, representing a 0.9% decrease. On a comparable basis, the hotel segment had a direct margin of 28.9% in the third quarter of 2013 compared to 26.7% during the third quarter of 2012. The increase in margin was primarily driven by growth in our comparable average daily rate.

Direct expenses for the franchise segment in the third quarter of 2013 increased by $0.6 million compared to the third quarter of 2012, primarily driven by increased marketing expense and costs to support our franchise growth initiative. Direct expenses for the entertainment segment in the third quarter of 2013 were flat compared to the third quarter of 2012.

Hotel facility and land lease costs increased $0.1 million to $1.3 million in the third quarter of 2013 compared to the third quarter of 2012. Our lease costs increased following the sale of the Kalispell Mall property in the second quarter of 2013 due to a lease agreement that was entered into for the continued operation of the hotel.

Undistributed corporate expenses increased $1.2 million to $2.8 million in the third quarter of 2013 compared to the third quarter of 2012. The primary drivers of the increased expenses were transition expenses related to leadership changes, including costs related to the separation of the former CEO and COO, increased board of directors fees and the interim CEO compensation. Undistributed corporate expenses include general and administrative charges such as corporate payroll, stock compensation expense, director’s fees, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment, such as accounting, human resources and information technology, are distributed and included in direct expenses of the segments to which they are allocated.

Nine months ended September 30, 2013 and 2012

Direct hotel expenses as reported were $76.2 million in the first nine months of 2013 compared to $84.2 million in the first nine months of 2012. The sales of the Helena, Denver Southeast, Missoula, and Pendleton properties were the primary driver of the overall decline in reported hotel expenses. On a comparable basis, direct hotel expenses were $75.5 million in the first nine months of 2013 compared to $73.9 million in the first nine months of 2012, representing a 2.2% increase. The increase was driven primarily by higher sales and marketing costs and additional workers compensation expense that was recognized in the first quarter of 2013. Additionally, the first nine months of 2012 benefited from labor cost adjustments that did not reoccur in the first nine months of 2013. On a comparable basis, the hotel segment had a direct margin of 21.6% in the first nine months of 2013 compared to 22.4% for the first nine months of 2012. The decline in margin was primarily driven by the timing of sales and marketing initiatives, declines in food and beverage sales and non-recurring labor cost adjustments mentioned above.

Direct expenses for the franchise segment in the first nine months of 2013 increased by $1.7 million to $5.2 million compared to the first nine months of 2012, primarily driven by marketing expense and increased costs to support our franchise growth initiative. Direct expenses for the entertainment segment in the first nine months of 2013 increased by $0.3 million compared to the first nine months of 2012 primarily due to the timing and mix of shows and events.

Depreciation and amortization expenses decreased $0.6 million in the first nine months of 2013 compared to the first nine months of 2012. The primary driver of the variance is the elimination of depreciation on the properties sold. See Note 5 of Condensed Notes to Consolidated Financial Statements.

Hotel facility and land lease costs increased $0.2 million to $3.6 million in the first nine months of 2013 compared to the first nine months of 2012. Our lease costs increased following the sale of the Kalispell Mall property in the second quarter of 2013 due to a lease agreement that was entered into for the continued operation of the hotel.

During the first nine months of 2012, we recorded pre-tax asset impairment charges of $8.8 million in continuing operations related to our Helena, Denver Southeast, Missoula and Pendleton properties, which were classified as held for sale. The carrying values of these hotels were adjusted to their estimated fair value less costs to sell based upon indicators received during the marketing process or their listing price. There were no such impairments recorded in 2013.

Undistributed corporate expenses increased by $1.6 million in the first nine months of 2013 compared to the first nine months of 2012. The increase primarily relates to costs of leadership changes, legal expense, board of director fees and higher directors and officers insurance premiums. Undistributed corporate expenses include general and administrative charges such as corporate payroll, stock compensation expense, director’s fees, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment, such as accounting, human resources and information technology, are distributed and included in direct expenses of the segments to which they are allocated.

Income Taxes

During the third quarter of 2013, we reported income tax expense from continuing operations of $1.4 million compared to an income tax expense from continuing operations of $0.6 million during the third quarter of 2012. The difference is due to the increase in income from continuing operations and a valuation allowance recorded in the third quarter of 2013, discussed below.

During the first nine months of 2013, we reported an income tax benefit from continuing operations of $1.1 million compared to an income tax benefit from continuing operations of $3.8 million during the first nine months of 2012. The difference is due to the decrease in the loss from continuing operations during the first nine months of 2013 partially offset by a valuation allowance recorded in 2013, discussed below.

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

Based on our current assessment of future taxable income, including scheduling of the reversal of our taxable temporary differences, we anticipate that it is more likely than not that we will generate sufficient taxable income to realize our net operating losses and federal tax credit carryovers, and therefore we did not record a valuation allowance against these deferred tax assets as of September 30, 2013. On July 11, 2013, the State of California signed into law Assembly Bill 93, which phases out and replaces California Enterprise Zone ("EZ") tax credits with a new economic development program. The elimination of the current California EZ credit program will be effective on January 1, 2014. California EZ credits generated before January 1, 2014 will have a ten year carryforward period. We believe that it is more likely than not that we will not be able to utilize any of our California EZ credits prior to the expiration of the carryforward period. Therefore, we recorded a valuation allowance of $0.4 million in the third quarter of 2013 which is the tax impact of the credits, net of the federal tax benefit.

Liquidity and Capital Resources

As of September 30, 2013, we had total long term debt maturing within one year of $3.0 million. This is the current portion of a term loan from Wells Fargo Bank, National Association ("Wells Fargo") with a total outstanding balance of $45 million, which matures on June 30, 2018. Our current assets at September 30, 2013 exceeded our current liabilities, by $13.1 million.
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

•
The credit facility requires us to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage, debt service and loan coverage ratios. It also includes customary events of default. We were in compliance with these covenants at September 30, 2013

We can access up to $10 million on our current revolving line of credit, a portion of which supports outstanding letters of credit. The revolving line of credit, which is subject to certain financial covenants, allows us to fund operating needs and may be limited based on a formula relating to the trailing twelve-month consolidated net income of the hotel properties collateralizing the facility. We had no amounts drawn on the revolving line of credit at either September 30, 2013 or the date of filing this Form 10-Q. We continue to be in compliance with our debt covenants, to generate positive cash flow from operations and to have adequate liquidity to fund our ongoing operating activities; however there can be no assurance that we will be able to repay or refinance our debts when they mature or invest in our hotels to remain competitive at our current rates.

We are committed to keeping our properties well-maintained and attractive to our customers in order to enhance our competitiveness within the industry and keep our hotels in the midscale category. This requires ongoing access to capital for replacement of outdated furnishings as well as for facility repair, modernization and renovation. Over the last four to five years, our levels of capital expenditures for these purposes have been lower than normal due to the general economic conditions impacting our industry. As a result, we will need to invest significant amounts of capital in our hotels in the next few years in order to support the room rates that we have historically charged.

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

At September 30, 2013 total outstanding debt was $75.4 million, net of discount. Included in that amount is $30.8 million of debentures due to Red Lion Hotels Capital Trust. Our average pre-tax interest rate on debt was 6.3% at September 30, 2013, of which 64.4% was fixed at an average rate of 7.8% and 35.6% was at an average variable rate of 3.5%.

Operating Activities

Net cash provided by operating activities during the first nine months of 2013 totaled $14.5 million, a $3.9 million decrease from net cash provided by operating activities of $18.4 million during the first nine months of 2012. The primary drivers of the decrease are the timing of accounts payable and accrued expenses, partially offset by the collection of restricted cash in 2013.

Investing Activities

Net cash provided by investing activities totaled $11.3 million during the first nine months of 2013 compared to net cash provided by investing activities of $5.9 million during the first nine months of 2012. The primary drivers of the 2013 increase were the higher proceeds received from the sale of our assets held for sale of $3.9 million and the collection of notes receivable of $3.7 million partially offset by the increase of property and equipment purchased in 2013 over 2012 of $2.7 million.

Financing Activities

Net cash used in financing activities was $4.9 million during the first nine months of 2013, compared to $12.1 million cash used in financing activities in the first nine months of 2012. The main driver of the improvement was funds received from the expansion of the credit facility.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and estimated interest on debt, as of September 30, 2013 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt, excluding debentures(1)	$52,337	$1,209	$9,366	$8,876	$32,886
Operating and capital leases	44,316	1,345	9,503	5,628	27,840
Service agreements	825	—	550	275	—
Debentures due Red Lion
Hotels Capital Trust (1)	119,896	732	5,857	5,857	107,450
Total contractual obligations (2)	$217,374	$3,286	$25,276	$20,636	$168,176
__________

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

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

In addition to the above mentioned obligation, we have leasehold interests at other hotel properties as well as our corporate headquarters located in Spokane, Washington. These leases require us to pay fixed monthly rent and have expiration dates of 2016 and beyond which are reflected in the table above. The table below summarizes the terms of the leases, including extension periods at our option, for our hotel properties as of September 30, 2013:

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

Franchise Update

At September 30, 2013, the Red Lion Hotels and Red Lion Inn & Suites network included 25 hotels under franchise agreements, representing a total of 4,137 rooms and 231,830 square feet of meeting space. During the quarter, we announced that we had signed franchise license agreements with owners of hotels in Ontario and Perris, California, which are located east of downtown Los Angeles, and in Walla Walla, Washington. Subsequent to the end of the quarter and prior to the filing of this quarterly report, the Red Lion Hotel Ontario Airport, the Red Lion Inn & Suites Perris and the Red Lion Inn & Suites Walla Walla converted to the brand.

In July 2013, the Riverside Hotel in Boise, Idaho joined the Leo Hotel Collection, adding 300 rooms and 21,000 square feet of meeting space to the brand. The Leo Hotel collection is now comprised of two hotels with 3,256 rooms and 241,000 square feet of meeting space.

Asset Sale Update

During the quarter ended September 30, 2013, we closed on the sale of the Red Lion Hotel Medford in Medford, Oregon for $2.8 million which was classified as an asset held for sale and the results of which are reflected in discontinued operations. If we list additional assets for sale, it may result in future impairments or losses on the final sales.

Off-balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from outstanding debt. As of September 30, 2013, our outstanding debt, including current maturities and excluding unamortized origination fees, was $75.8 million.

At September 30, 2013, $30.8 million of our outstanding debt was subject to currently fixed interest rates and was not exposed to market risk from rate changes. In addition, $18.0 million of the $45.0 million outstanding on the variable rate term loan is subject to an interest rate swap, which effectively fixes its interest rate at 4.88%. The remaining $27.0 million outstanding under the term loan remains subject to variable rates, currently set at 3.5%. We can access up to $10 million on our current revolving line of credit, a portion of which supports outstanding letters of credit. The revolving line of credit, which is subject to certain financial covenants, allows us to fund operating needs and may be limited based on a formula relating to the trailing twelve-month consolidated net income of the hotel properties collateralizing the facility. As of September 30, 2013, $10 million on the revolving line of credit was available as we had no amount drawn as of that date.

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

We do not enter into derivative transactions for trading purposes, but rather to hedge our exposure to interest rate fluctuations. We manage the floating rate debt using interest rate swaps in order to reduce our exposure to the impact of changing interest rates and future cash outflows for interest.

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

The below table summarizes our debt obligations at September 30, 2013 on our consolidated balance sheet (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Debt, excluding debentures	$750	$3,000	$3,000	$3,000	$3,000	$32,250	$45,000	$45,022
Average interest rate							4.1%
Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$31,841
Average interest rate							9.5%

Item 4.	Controls and Procedures

As of September 30, 2013, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the first nine months of 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
Index to Exhibits

Exhibit Number	Description

10.1	Separation and General Release Agreement dated September 23, 2013 between the Registrant and George Schweitzer

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b)

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Lion Hotels Corporation
Registrant

Signature		Title	Date

By:	/s/ James P. Evans	President and Chief Executive Officer (Principal Executive Officer)	November 5, 2013
James P. Evans

By:	/s/ Julie Shiflett	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	November 5, 2013
Julie Shiflett

By:	/s/ Sandra J. Heffernan	Senior Vice President, Corporate Controller (Principal Accounting Officer)	November 5, 2013
Sandra J. Heffernan