Form 10-K
period 2013-12-31
Red Lion Hotels CORP
filed 2014-03-05
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 __________________________________________
FORM 10-K
 ______________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the registrant's common stock as of June 30, 2013 was $120.1 million, of which 69.7% or $83.7 million was held by non-affiliates as of that date. As of February 28, 2014, there were 19,718,005 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Registrant's 2013 fiscal year, are incorporated by reference herein in Part III.

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

Red Lion Hotels and Red Lion Inns & Suites work to create an environment which allows customers to feel welcome and at home while they travel. Our properties are in both urban and smaller markets, and each property strives to highlight and reflect the unique character of its local market. Our focus is on locally inspired, friendly and personalized genuine customer service. Value and cleanliness underscore our brand promise of friendly service that’s locally inspired by the warm and authentic manner for which Red Lion has always been known. Our brand promise, which we refer to as Local.Wise. is focused on providing our guests with a uniquely local experience authentic to the regions in which our hotels are located. It positions each Red Lion as the traveler's advocate, drives relevance and loyalty, and differentiates us from our competition. This in turn helps us to deliver a consistent and differentiated guest experience to encourage customer loyalty and continually build brand equity.

In addition to our core brands, the Leo Hotel Collection is a soft branding option for properties to gain access to the Red Lion platform.

As of December 31, 2013, our system of hotels was comprised of 55 hotels located in ten states and one Canadian province, with 12,451 rooms and 703,822 square feet of meeting space as provided below:

		Total	Meeting
		Available	Space
	Hotels	Rooms	(sq. ft.)
Red Lion Owned and Leased Hotels:
Continuing Operations	18	3,739	169,572
Discontinued Operations	7	1,027	60,733
Red Lion Franchised Hotels	28	4,429	232,517
Leo Hotel Collection	2	3,256	241,000
Total	55	12,451	703,822

Operations

We operate in three reportable segments:
The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels. As of December 31, 2013, we operated 25 hotels, seven of which are classified as discontinued operations and not included in any reported hotel statistics from continuing operations. Of our 25 hotels, 19 are wholly-owned and six are leased. During 2013 our hotel segment accounted for approximately 85.9% of total revenues.
The franchise segment is engaged primarily in licensing the Red Lion Brands to franchisees. This segment generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners in exchange for the use of our brands and access to our central services programs. These programs include our reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards. As of December 31, 2013, we had 30 franchise hotels with 28 under the Red Lion brand and two hotels under the Leo Hotel Collection brand. During 2013 our franchise segment accounted for approximately 5.9% of total revenues.
The entertainment segment derives revenues from promotion and presentation of entertainment productions under the trade name WestCoast Entertainment, and from ticketing services under the trade name TicketsWest. The ticketing service business offers ticketing inventory management systems, call center services, and outlet/electronic channel distribution for event locations. During 2013 our entertainment segment accounted for approximately 7.9% of total revenues.
Our remaining activities, none of which constitutes a reportable segment, have been aggregated into "other".
A summary of our reporting segment revenues from continuing operations is provided below (in thousands, except for percentages). For further information regarding our business segments, see Note 3 of Notes to Consolidated Financial Statements.

	Year ended December 31,
	2013		2012		2011
Hotels:
Rooms	$78,536	65.4%	$85,074	66.3%	$85,544	64.7%
Food and beverage	21,858	18.2%	25,275	19.7%	27,330	20.6%
Other department	2,744	2.3%	3,161	2.5%	3,757	2.8%
Total hotels segment revenue	103,138	85.9%	113,510	88.5%	116,631	88.1%
Franchise	7,135	5.9%	5,177	4.0%	3,955	3.0%
Entertainment	9,439	7.9%	9,165	7.1%	11,379	8.6%
Other	343	0.3%	442	0.4%	423	0.3%
Total Revenue	$120,055	100.0%	$128,294	100.0%	$132,388	100.0%

Revenue per available room ("RevPAR") for owned and leased hotels on a comparable basis from continuing operations increased 3.1% from 2013 to 2012 primarily due to a 3.9% increase in average daily rate ("ADR"), partially offset by a 40 basis point decrease in occupancy.
The increase in rate was primarily driven by an increase in the transient market segment. Management of occupancy from lower rated online travel agency channels and an increase in non-qualified retail revenues were the primary contributors to our ADR growth in 2013. Including franchised hotels, system-wide RevPAR on a comparable basis from continuing operations increased 4.5% year-over-year primarily due to a 3.5% increase in ADR and a 60 basis point increase in occupancy. Average occupancy, ADR and RevPAR statistics for comparable hotels from continuing operations are provided below:

	2013			2012
	Average Occupancy	ADR	RevPAR	Average Occupancy	ADR	RevPAR
Owned and Leased Hotels	64.3%	$89.22	$57.33	64.7%	$85.88	$55.58
Franchised Hotels	56.9%	$87.46	$49.74	55.1%	$84.88	$46.80
Total System Wide (1)	60.8%	$88.45	$53.78	60.2%	$85.45	$51.48

Change from prior comparative periods:

	2013 vs. 2012
	Average Occupancy		ADR	RevPAR
Owned and Leased Hotels	(40)	bps	3.9%	3.1%
Franchised Hotels	180	bps	3.0%	6.3%
Total System Wide (1)	60	bps	3.5%	4.5%

(1) Includes all hotels owned, leased and franchised, presented on a comparable basis. This excludes hotels classified as discontinued operations. This also excludes the two properties under the Leo Hotel Collection brand. The Red Lion Colonial Hotel in Helena, MT ("Helena property"), the Red Lion Hotel Denver Southeast in Aurora, CO ("Denver Southeast property"), the Red Lion Inn & Suites in Missoula, MT ("Missoula property") and the Red Lion Hotel Pendleton in Pendleton, Oregon ("Pendleton property") have been excluded from the owned and leased hotel statistics and included in the franchised statistics as we sold those previously owned properties during 2012 or 2013 and maintained franchise agreements on those properties.
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

•	Comparable hotels are hotels owned, leased or franchised by us and in operation throughout each of the full periods presented, excluding hotels classified as discontinued operations.

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

Company Strategy

Our strategy is to grow our brands and profitability by expanding our hotel network with additional franchised hotels, hotels partially owned by us through joint venture or sliver equity participation, and hotels with which we contract to perform management services.

Franchising and Third Party Management Agreements

We believe franchising represents a profitable, non-capital intensive growth opportunity. Our strategy is to identify larger urban metropolitan statistical areas (MSAs) that are saturated by larger brands in order to become the conversion brand of choice for owners of established hotels looking for alternatives in those markets. By segmenting our brands with clear distinctions between each offering, we are uniquely positioned to provide an appealing alternative for a variety of owners. We believe our strong brand name recognition in the Western U.S. markets provides us with an opportunity to expand our hotel network within our existing footprint. The Midwest and East Coast markets also provide us with opportunity to expand our hotel network into markets across North America as our brands will be a unique and new value proposition for current and potential hotel owners in markets saturated by competitor brands. To assist in our ability to grow our hotel network in larger metropolitan cities, we may consider special incentives, management contracting services, sliver equity, joint venture opportunities with hotel owners and investors or adding additional brand options. In addition to conversion from other brands, independently branded hotel operations may also benefit from the Red Lion central services programs. For all properties, we strive to provide hotel owners leading distribution technology and sales support as part of our brand support programs.

As the owner of the Red Lion brand, we offer support programs that provide access to a full range of franchise services that we believe are valuable to hotel owners, including (i) central reservations, (ii) a guest loyalty program (iii) revenue management, (iv) national and regional sales, (v) marketing, (vi) systems, operations and customer service training, (vii) corporate purchasing programs and (viii) quality evaluations.

Sales & Marketing Initiatives

We have invested in sales and marketing talent and technology to improve our ability to manage the various channels which drive occupancy and rate at our hotels, including transient, group and preferred corporate business. Our focus on improving e-commerce revenue generation included redesigning the RedLion.com website, integrating mobile adaptivity and adding a new internet booking engine. In addition, we created individual micro-sites for each hotel in our network. Each of these interactive websites includes its own uniquely focused identity with information tailored specifically to that property and market location. As part of our Local.Wise. initiative, these micro-sites give our customers detailed local information while also improving the reservation process online or via mobile devices. As the revenue from these websites increases our ability to proactively manage the revenue from the lower rated online travel agency channels, our ADR and profitability can benefit.

Our sales and marketing initiatives including individual hotel websites, provide additional sales resources for expanding market reach and driving business in our owned and franchise properties. Seasonal transient business is supplemented by our group market, which comprises approximately 22% of total room revenue. The sales and marketing technology improves our ability to drive higher rated transient business as compression occurs with available room inventory due to higher group and preferred corporate occupancy. We will continue to focus on driving group and preferred corporate business to offset the vagaries of seasonal transient business, while at the same time seeking to grow our market share from the seasonal demand within each market.

Improve Performance of Owned and Leased Hotels

Most of our owned and leased hotel portfolio is located in primarily secondary and tertiary markets that are subject to seasonal demand fluctuations, while a few of our hotels are in larger markets such as Salt Lake City, Utah; Anaheim, California; and Bellevue, Seattle and Spokane, Washington. These larger markets also have seasonality factors and are also highly impacted by destination-based conventions and city-wide activities. We intend to remain competitive in the markets currently served by our owned and leased hotels while exploring the opportunities to expand our ownership of hotels into additional larger, urban MSAs. Such expansion may include adding additional brand options. We also believe having an ownership stake will assist us in this expansion and that such ownership will likely be through sliver equity or joint venture agreements that align our interests with major equity owners and investors. This investment structure, along with the potential offering of management contracting services, should improve our competitive proposition for the Red Lion brand in those markets.

We are committed to keeping our properties well maintained and attractive to our customers in order to maintain our competitiveness within the industry and keep our hotels properly positioned in their markets. We will need to continue to fund significant renovations to our owned and leased hotels to improve our guest contact areas and maintain our real estate. We invested approximately $13 million in capital expenditures in 2013, primarily related to property hotel improvements including new bedding packages, large screen HDTVs and improved wireless internet access. We will continue to focus on improving our properties and overall operational capacity in 2014 through additional capital expenditures.

Funding of our capital expenditure needs requires ongoing access to capital for replacement of outdated furnishings as well as for facility repair, modernization and renovation. Over the last five to six years, our levels of capital expenditures for these purposes have been lower than normal due to the general economic conditions impacting our industry. As a result, we believe it will be necessary over the next 18 to 24 months to invest in hotel renovations, updates and maintenance at levels higher than the average capital expenditures over the last five to six years in our hotels in order to support the room rates we have historically charged.

To support the clarification of our Red Lion Brand and improve our financial performance, we have listed for sale six non-strategic hotel assets. Currently, we are marketing for sale the Red Lion Hotel Canyon Springs in Twin Falls, Idaho, the Red Lion Hotel Columbia Center in Kennewick, Washington, the Red Lion Hotel & Conference Center Kelso/Longview in Kelso, WA, the Red Lion Hotel Pocatello in Pocatello, Idaho, the Red Lion Hotel Wenatchee in Wenatchee, Washington and the Red Lion Hotel Yakima Center in Yakima, Washington. We will continue to operate these hotels under the Red Lion brand until their disposition. The listings for these properties do not require a continuing Red Lion franchise agreement. Potential buyers interested in retaining the Red Lion brand will need to make investments in the properties to maintain the brand standards and quality of product our guests expect. Proceeds from the sale of these assets are intended to provide additional capital for debt reduction and support of the growth initiatives for our hotel network.

Owned and Leased Hotel Operations Strategy

We will continue in 2014 to seek ways to improve the profitability of our owned and leased hotel portfolio through growth in revenue and cost efficiencies via the following:

•
Business Mix.  We have an opportunity to improve our profitability through a shift in our customer mix towards more profitable distribution channels and segments. A primary focus is to use proactive revenue management tools to strategically manage lower rated online travel agent and permanent business in an effort to improve the profitability of our transient segment. In addition, we will be exploring new or different technologies that will improve our ability to dynamically price our offering to online and near-stay guests. We are also focused on increasing the reservations received through our redesigned RedLion.com website and booking engine which were launched in January 2013. Online reservations made through our direct channels help improve profitability, as they do not require the commissions paid to online travel agents. We also continue to focus on growing group business through direct sales. Group business provides high levels of cash flow in room revenue and through group food and beverage revenue primarily derived from banquet demand.

•
Local.Wise. Brand Promise.  We believe the Red Lion brand is well known and recognized in the western United States for its friendly customer service. Our Local.Wise. initiative emphasizes our friendly service and our ability to deliver a uniquely local experience authentic to the region in which our hotels are located. Through marketing messaging, packages and promotions, our associates interact with our guests during their stay and position themselves as subject matter experts, including personal favorites and recommendations on locally favored restaurants/nightlife, outdoor adventures, family fun, local landmarks and more. Today’s modern traveler is seeking experiences and memories from travel, and Local.Wise. delivers on this important and emerging trend.

•
Investment in Loyalty Program. We are evaluating options for optimizing our program to reward our most valuable guests through our R&R (“Recognition and Rewards”) Club. Our membership base increased in 2013 by 25% to over 615,000 members. We are planning to modify the program in 2014 to improve its rewards, efficiency and costs.

•
Expense Management and Other Revenue. Our largest daily investment in operations is in labor costs. We continue to focus on improved labor management and efficiency. We have many other ongoing expense improvement initiatives, including energy efficiency to offset rising utility rates, labor management, food and beverage cost management, and continued review and adjustment of our supply and purchasing contracts. During 2013, we had a decrease of 80 basis points in our comparable direct hotel operating margin from continuing operations despite an improvement in comparable hotel revenues of $2.1 million. The primary driver of the revenue increase was a 3.9% increase in ADR. We increased marketing expense to drive ADR growth. In addition, operating costs were negatively impacted by prior year labor cost reductions that did not recur in 2013 as well as a large workers compensation adjustment for claims from prior years.

Summary

Our current hotel network is primarily located in ten Western states, with the majority of our hotels in secondary and tertiary markets. We believe the growth opportunity for our business is through franchising as hotel owners seek to improve profitability through an affiliation with a hotel brand or franchise distribution network that both improves their flow-through profitability and adds value to their overall asset. We additionally believe we can improve our value proposition for hotel owners by offering sliver equity, joint venture agreements or management contract services and possibly adding additional brand offerings for hotels in larger urban MSAs. Those improvements may involve sales and marketing initiatives, including a focus on the local experience in our markets, improved hotel revenue technologies, additional emphasis on e-commerce revenue and marketing channels and improved operating efficiencies at our owned, leased and franchised hotels. We plan to continue to build on the strength and recognition of the Red Lion brand by seeking to grow our distribution, increase guest awareness and establish guest preference. In turn these initiatives will provide an opportunity for long-term profitability and returns to shareholders.

During 2014, we expect overall economic conditions in the United States will continue to improve, although we believe that conditions in the markets in which we operate will be challenging throughout the year, especially markets that have funded industries or other economic commerce which could be negatively impacted by the effects of federal budget sequestration. While our goal is to deliver improved profitability through the above-described initiatives, there can be no assurance our results of operations will improve.

Employees

As of December 31, 2013, we employed 1,847 people on a full-time or part-time basis, with 1,701 directly related to hotel operations. We also had 95 employees in other operating segments, primarily within our entertainment segment, and 51 employees in our corporate office. Our total number of employees fluctuates seasonally, and we employ many part-time employees.

At December 31, 2013, approximately 6.7% of our total workforce was covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and organized settlement of labor disputes. We believe our employee relations are satisfactory.

Available Information

Through our website (www.redlion.com), we make available our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, amendments to these filings and all other reports and documents that we file with the U.S. Securities and Exchange Commission ("SEC") pursuant to Section 13(a) of the Securities Exchange Act of 1934. The public may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

We are committed to keeping our properties well-maintained and attractive to our customers in order to maintain our competitiveness within the industry and keep our hotels properly positioned in their markets. We are also focused on working with our franchise hotel owners so that they maintain their properties to the same standards. This requires ongoing access to capital for both us and our franchisees for replacement of outdated furnishings as well as for facility repair, modernization and renovation. To the extent we or our franchisees cannot fund these expenditures from cash generated from operations, funds must be borrowed or otherwise obtained. If these funds cannot be obtained, the expenditures have to be deferred to a later period.

Over the last five to six years, our levels of capital expenditures for these purposes have been lower than normal due to the general economic conditions impacting our industry. As a result, in order to support the room rates that we have historically charged, we believe it will be necessary over the next few years to invest in renovations at higher levels than in recent years. If we are unable to make these investments, we may be required to reduce rates, or suffer lower occupancy, which could cause our hotels to be classified in a lower scale category and have a material adverse effect on the Red Lion Brand and our business in general. There are likely to be similar adverse effects if our franchisees are unable to make comparable investments in their properties.

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

Whether capital for new investments and maintenance of existing hotels will be available to us and our franchisees depends on a number of factors, including profitability, degree of leverage, the value of assets, borrowing restrictions that may be imposed by lenders and conditions in the capital markets. The condition of the capital markets and liquidity factors are outside our control, so there is no assurance that we or our franchisees will be able to obtain financing as needed.

If we raise capital through issuance of additional common stock, preferred stock or convertible debt, current shareholders may experience significant dilution. Moreover, based on our history of reported net losses, it may be difficult to raise money through equity issuances.

If additional capital is obtained through financing, our leverage may increase. If our leverage increases, the resulting debt service could adversely affect our operating cash flow. Our continuing indebtedness could increase our vulnerability to general economic and lodging industry conditions, including increases in interest rates.

We could also seek to raise capital by selling one or more of our owned hotels. However, there is no assurance that we would be able to sell properties at acceptable prices in time to satisfy our capital needs.

Any unanticipated delays or expenses incurred in connection with hotel maintenance and renovation and new project development could impact expected revenues and availability of funds, negatively affect our reputation among hotel customers, owners and franchisees and otherwise adversely impact our results of operations and financial condition, including the carrying costs of our assets.

We have reported net losses from continuing operations from 2008 through 2013, and there is no assurance that we will be able to achieve profitability in the future.

During the years 2008 through 2013, we reported net losses from continuing operations. Not only have these losses had a direct adverse effect on our financial condition, they have also increased our costs of borrowing and could well impair our ability to raise capital needed for hotel maintenance and other corporate purposes. Our 2013 financial statements include net income from discontinued operations of $1.3 million, which was generated by our six hotels that are currently held for sale. If these hotels are sold, it will be difficult to replace these earnings. For all of these reasons, there is no assurance that we will be able to achieve profitability in the future.

At December 31, 2013, as a result of our net operating losses and federal tax credit carryovers, our consolidated balance sheets included deferred tax assets of $18.9 million. Based on our current assessment of future taxable income, we have anticipated that it is more likely than not that we will not generate sufficient taxable income to utilize our net operating losses and federal tax credit carryovers in full, and we therefore recorded a valuation allowance of $5.9 million against these deferred tax assets.

General economic conditions continue to negatively impact our results and liquidity.

Many businesses, including Red Lion, have been adversely affected by the state of the economy. Discretionary travel has decreased because of economic pressures, and this in turn has hurt the hospitality industry and our company. Over the last several years, high unemployment, lower family income, low corporate earnings, lower business investments and lower consumer and government spending all have reduced the demand for hotel rooms and related lodging services and put pressure on industry room rates and occupancy. Although the economy appears to be gradually improving, we still expect the operations of hotels in our network and financial results in 2014 will continue to be negatively impacted by general economic conditions, and weak hospitality occupancy and rates. These factors could also negatively impact our ability to obtain future financing and our liquidity in general. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital and debt service for the foreseeable future, if our cash flow or capital resources prove inadequate or we do not meet our financial debt covenants, we could potentially face liquidity problems that could have a material adverse effect on our results of operations and financial condition.

Our operating results are subject to conditions affecting the lodging industry.

Our revenues and operating results may be impacted by and fluctuate due to a number of factors, including the following:

•
Changes in demand for transient rooms and related lodging services, including reductions in business and federal, state and local government travel that may result due to budgetary constraints, increase in the use of video conferencing services, or general economic conditions;

•	Extended periods of low occupancy demand, which may negatively impact our ability to increase rates;

•	Changes in travel patterns, extreme weather conditions and cancellation of or changes in events scheduled to occur in our markets;

•
The attractiveness of our hotels to consumers and competition from other hotels and the significant investment in hotel maintenance and renovation needed due to the last five to six years of reduced capital expenditure levels;

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

•
Increases in transportation and fuel costs, the financial condition of the airline industry and the resulting impacts on travel, including possible cancellation or reduction of scheduled flights into our markets and reductions in our business with airlines crews, which regularly stay at our hotels in many markets;

•
Increases in operating costs due to inflation and other factors such as minimum wage requirements, overtime, healthcare, working conditions, work permit requirements and other labor-related costs, energy prices, insurance and property taxes, as well as increases in construction or associated renovation costs;

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

Of the 55 hotels in our system at December 31, 2013, 36 are located in Oregon, Washington, Idaho and Montana. Accordingly, our results of operations and financial condition may be impacted by the economy of the Pacific Northwest, which is dependent in large part on a limited number of major industries, including agriculture, tourism, technology, timber and aerospace. These industries may be affected by:

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

We may be unsuccessful in identifying and completing acquisitions of new franchised and managed hotels and expanding our brands, which could limit our ability to implement our growth strategy and result in significant expense.

We are continuing to pursue the expansion of our franchise operations in markets where we currently operate and in selected new markets. We are also pursuing expansion of our Red Lion Brands into targeted segments. Both owned and franchised hotels will be able to carry the Red Lion Hotel or Red Lion Inns & Suites brand. We may consider adding additional brand options in the future.

We do not currently manage any hotels in our system other than the hotels that we own or lease. However, we have in the past managed hotels that were owned by third parties and operated under the Red Lion brand. We plan going forward to explore the feasibility of offering management contracting services as an additional tool for expanding our hotel network. Management of non-owned hotels would also allow us to take advantage of economies of scale with our infrastructure and resources that will be freed up as we sell additional hotels.

The growth of our franchise business and the resumption of management of non-owned hotels will both require considerable management time, as well as expenses for market development before any significant revenues and earnings are generated. There can be no assurance that we will be successful in achieving our objectives with respect to growing the number of franchised and managed hotels in our system or that we will be able to attract qualified franchisees or hotel owners wanting to delegate responsibility for hotel management.

The growth in the number of franchised and managed hotels is subject to numerous risks, many of which are beyond our control and that of the owners of our franchised or managed hotels. Among other risks, the following factors affect our ability to achieve growth in the number of franchised and managed hotels:

•
Competition with other hotel companies, many of which have more franchised and managed hotels in their systems and more resources to assist owners of new franchised and managed hotels with capital expenditures needed to satisfy brand standards;

•	Our ability to attract and retain qualified franchisees and hotel owners who want us to operate their hotels under one or more of our brands;

•	The recognition in the market and the reputation of the Red Lion or Leo Hotel Collection brands;

•	Access to financial resources necessary to open or rebrand hotels;

•
The ability of the owners of franchised and managed hotels to open and operate additional hotels profitably. Factors affecting the opening of new hotels, or the conversion of existing hotels to the Red Lion or Leo Hotel Collection brands, include, among others:

◦	The availability of hotel management, staff and other personnel;

◦	The cost and availability of suitable hotel locations;

◦	The availability and cost of capital to allow hotel owners and developers to fund investments;

◦
Cost effective and timely construction of hotels (which can be delayed due to, among other reasons, labor and materials availability, labor disputes, local zoning and licensing matters, and weather conditions); and

◦	Securing required governmental permits;

•	Our ability to continue to maintain and enhance our central reservation system to support additional franchised and managed hotels in a timely, cost-effective manner; and

•	The effectiveness and efficiency of our development organization.

Our failure to compete successfully for properties to franchise or manage, or to attract and maintain relationships with hotel owners and hotel investors, could adversely affect our ability to expand our system of hotels. An inability to implement our growth strategy could limit our ability to grow our revenue base and otherwise adversely affect our results of operations.

If our franchisees terminate or fail to renew their relationship with our company, if new franchisees are unable to effectively integrate their hotels into our system, or if franchisees are unprofitable or go out of business, our franchise revenue will decline.

As of December 31, 2013, there were 30 hotels in our system that were owned by others and operated under franchise agreements. Franchise agreements generally specify a fixed term and contain an early termination provision for the franchisee to terminate at specific intervals or for specific reasons with or without penalty by providing notice to us. There is no assurance that these agreements will be renewed, or that they will not be terminated prior to the end of their respective terms.

The franchise for the Red Lion Hotel on Fifth Avenue in Seattle is scheduled to terminate in June of 2014. This hotel generated approximately 15% of our total franchise segment revenue during 2013. In addition, we have been notified by one franchise they intend to exit the system in the first few months of 2014. We have two franchise agreements expiring in 2014 and one franchise agreement that provides the ability to exit without penalty in 2014. We have one franchise agreement expiring in 2015. We have five franchise agreements that provide the licensee the ability to terminate without penalty in 2015. We also have one franchise agreement that provides the licensee the ability to terminate at any time without penalty.

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

Competition in the industry is primarily based on service quality, range of services, brand name recognition, convenience of location, room rates, guest amenities and quality of accommodations. We compete against national limited and full-service hotel brands and companies, as well as various regional and local hotels in the midscale and upscale full-service hotel segments of the industry. Many of our competitors have greater name recognition, a larger network of locations and greater marketing and financial resources than we do. Competitors may offer significantly lower rates, greater convenience, services or amenities or superior facilities, which could attract customers away from our hotels. New hotels are being built in a number of the markets where we operate, which could adversely affect our business. In order to remain competitive and to attract and retain customers, we and our franchise owners must be able to differentiate and enhance the quality, value and efficiency of our product and customer service, and we must make additional capital investment to modernize and update our hotels.

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

We may in the future acquire additional interests in other properties through joint venture arrangements with other entities. In addition, we may enter into other non-property investment joint ventures through other divisions such as our entertainment division or for marketing or other services. Partnerships, joint ventures and other business structures involving our co-investment with third parties generally include some form of shared control over the operations of the business and create additional risks. Some of these acquisitions may be financed in whole or in part by loans under which we are jointly and severally liable for the entire loan amount along with the other joint venture partners. The terms of these joint venture arrangements may be more favorable to the other party or parties than to us. Although we will actively seek to minimize such risks before investing in partnerships, joint ventures or similar structures, investing in a property through such arrangements may subject that investment to risks not present with a wholly owned property, including, among others, the following:

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

Failure to integrate or retain senior executives or other key employees could adversely affect our business.

We recently hired a new chief executive officer, and we may in the future hire additional officers and key employees. To be properly integrated into our company, new executives and employees must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. As a result, the integration of new personnel may result in some disruption to our ongoing operations. If we fail to successfully complete this integration, our business and financial results may suffer.

We place substantial reliance on the lodging industry experience and the institutional knowledge of members of our senior management team. We compete for qualified personnel against companies with greater financial resources than ours, and the loss of the services of one or more of these individuals could hinder our ability to effectively manage our business. Finding suitable replacements for senior management and other key employees could be difficult, and there can be no assurance we will continue to be successful in retaining or attracting qualified personnel in the future. We generally do not carry key person insurance on members of our senior management team. Any loss of a senior team member could have a material adverse impact on our financial condition or results of operations.

The performance of our entertainment division is particularly subject to fluctuations in economic conditions.

Our entertainment division, which comprised 7.9% of our revenues from continuing operations in 2013, engages in event ticketing and the presentation of various entertainment productions. Our entertainment division is vulnerable to risks associated with general regional and economic conditions, significant competition and changing consumer trends, among others. The overall economy in the markets we serve has impacted the ticketing division through lower demand for concerts, events and sporting activities. Also, we face the risk that entertainment productions will not tour the regions in which we operate or that the productions will not choose us as a presenter or promoter.

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

Our current credit facility with Wells Fargo is secured by 19 of our properties and contains customary affirmative and negative covenants, the most restrictive of which are financial covenants related to leverage and debt service coverage. We were in compliance with all of these covenants on December 31, 2013. There is no assurance that we will be able to comply with these covenants in the future. Any failure to do so could result in a demand for immediate repayment of our obligations under the facility and any other indebtedness for which such failure or repayment demand constitutes an event of default, which would adversely affect our results of operation and financial condition, and limit our ability to obtain financing. For additional information, see Note 8 of Notes to Consolidated Financial Statements.

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

The Federal Trade Commission (the "FTC"), various states and certain foreign jurisdictions, where we market franchises, regulate the sale of franchises. The FTC requires franchisors to make extensive disclosure to prospective franchisees but does not require registration. A number of states in which our franchisees operate require registration or disclosure in connection with franchise offers and sales. In addition, several states in which our franchisees operate have "franchise relationship laws" or "business opportunity laws" that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While our business has not been materially affected by such regulation, there can be no assurance that this will continue or that future regulation or legislation will not have such an effect.

Our success depends on the value of our name, image and brands. If demand for our hotels decreases or the value of our name, image or brands diminishes, our business and operations would be harmed.

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

We have listed a number of our properties for sale, including the Red Lion Hotel Wenatchee in Wenatchee, Washington, the Red Lion Hotel Kennewick in Kennewick, Washington, the Red Lion Pocatello in Pocatello, Idaho, the Red Lion Hotel Kelso in Kelso, Washington, the Red Lion Hotel Canyon Springs in Twin Falls, Idaho and the Red Lion Hotel Yakima Center in Yakima, Washington. In addition, we may in the future choose to list other properties for sale. The real estate market, including the market for our hotels, is affected by general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. Sales of one or more of our properties now or hereafter listed for sale may take longer than anticipated, may not occur at all, or may occur at price points that do not meet all of our objectives for the sales. We also may be required to expend funds to correct defects or to make improvements before a hotel can be sold. If we do not have funds available for such purposes, our ability to sell the hotel could be restricted or the price at which we can sell the hotel may be less than if these improvements were made. In addition, the sale of hotels may negatively impact the value of the Red Lion brand or our ability to obtain new franchises, particularly if the purchasers continue with the Red Lion flag and do not maintain the hotels in a manner that meets brand standards or guest expectations.

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

Five of our hotels and our corporate offices are subject to leases. In addition to the requirement to pay rent, the leases for these properties generally impose various maintenance and other obligations on us and may also require us to obtain the consent of the landlord before taking certain actions such as modifications to the properties. These lease provisions may limit our flexibility with the leased properties, delay modifications or other actions we may wish to take, or result in disputes with the landlords. In addition, the terms of the leases for three of our leased properties will expire in the period from 2018 to 2024. The lease on our corporate office space expires in 2017. There is no assurance that the landlords will be willing to extend these leases and, even if they are willing to extend, it is possible that the lease costs will increase, which would adversely impact the hotel operations and our expenses.

Risks associated with real estate ownership may adversely affect revenue or increase expenses.

We are subject to varying degrees of risk that generally arise from the ownership of real property. Revenue and cash flow from our hotels and other real estate may be adversely affected by, and costs may increase as a result of, changes beyond our control, including but not limited to:

•	Changes in national, regional and local economic conditions;

•	Changes in local real estate market conditions;

•	Increases in interest rates and other changes in the availability, cost and terms of financing and capital leases;

•	Increases in property and other taxes;

•	The impact of present or future environmental legislation;

•	Adverse changes in other governmental regulations, insurance and zoning laws; and

•	Condemnation or taking of properties by governments or related entities.

These adverse conditions could potentially cause the terms of our borrowings to change unfavorably. Unfavorable changes in one or more of these conditions could also result in unanticipated expenses and higher operating costs, thereby reducing operating margins and otherwise adversely affecting our results of operations and financial condition.

We rely on our central reservation system for occupancy at hotels in our network and any failures in the system could negatively affect our revenues and cash flows.

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

Our central reservation system includes a third-party operated call center that enables guests to make reservations on a 24/7 basis. Poor performance by the third party provider, disputes with the third party provider, increased costs of the call center or our inability to renew or extend our agreement with the third party on favorable terms could adversely impact the hotel operations and our expenses as well as those of our franchised hotels.

The increasing use of third-party travel websites by consumers may adversely affect our profitability.

Some of our hotel rooms may be booked through third-party travel websites operated by companies like Priceline, Travelocity or Expedia. As internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as "three-star downtown hotel") at the expense of brand identification. We believe that these internet intermediaries hope that consumers will eventually develop brand loyalties to their reservation systems. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through internet intermediaries increases significantly, our profitability may be adversely affected.

We launched a new corporate website in January 2013 and subsequently created a new online presence where each of our hotels has its own uniquely focused web identity with information tailored specifically to its region. Our goal with this investment is to increase the number of reservations received directly through our websites, since these are more profitable than those obtained through high commission or fee-based third-party channels. There can be no assurance that this investment will result in an increase of direct reservations through our websites, nor that such increase, if it occurs, will be sufficient to offset the cost of the investment.

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

We rely heavily on our employees to provide high-quality personal service at our hotels. At certain of our owned and leased hotels, employees are covered by collective bargaining agreements, and attempts could be made in the future to unionize our employees at other locations. Any labor dispute or stoppage at an owned hotel or a franchised hotel could harm our ability to provide high-quality personal services, which could reduce occupancy and room revenue, tarnish our reputation and harm our results of operations.

Any failure to protect our trademarks could have a negative impact on the value of our brand names.

The success of our business depends in part upon our continued ability to use our trademarks, increase brand awareness and further develop our brands. We have registered with the U.S. Patent and Trademark Office various formulations of certain trademarks, including the following: Red Lion, Leo Hotel Collection, WestCoast, Cavanaughs, Stay Comfortable and TicketsWest. We have also registered various formulations of the Red Lion trademark in Canada, Mexico, Australia, the European Union and a number of countries in Asia. We cannot be assured that the measures we have taken to protect our trademarks will be adequate to prevent imitation of our trademarks by others. The unauthorized reproduction of our trademarks could diminish the value of our brands and their market acceptance, competitive advantages or goodwill, which could adversely affect our business.

If we fail to comply with privacy regulations, we could be subject to fines or other restrictions on our business.

We collect and maintain information relating to our guests for various business purposes, including credit card information and information on guest preferences that we use to enhance customer service and for marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted in the U.S., as well as by various contracts under which we operate. Privacy regulation is an evolving area in which different jurisdictions may have inconsistent compliance requirements. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to service our guests and market our products, properties and services. In addition, noncompliance with applicable privacy regulations, either by us or in some circumstances by third parties engaged by us or our franchise hotel owners, could result in fines or restrictions on our use or transfer of data.

We are subject to environmental regulations.

Our results of operations may be affected by the cost of complying with existing and future environmental laws, ordinances and regulations. Under federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in the property. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to remediate a contaminated property properly, may prevent the owner from selling a property or using it as collateral for a loan. Environmental laws may also restrict the use or transfer of a property as well as the operation of businesses at the property, and they may also impose remedial or compliance costs. The costs of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could have an adverse effect on our results of operations and financial condition.

When we acquire a hotel, a Phase I environmental site assessment (“ESA”) is usually conducted by a qualified independent environmental engineer. A Phase I ESA involves an on-site inspection and research of historical usages of a property, databases of underground storage tanks and other matters to determine whether an environmental issue with respect to the property needs to be addressed. If the results of a Phase I ESA reveal potential issues warranting further investigation, a Phase II ESA, which may include soil testing, ground water monitoring or borings to locate underground storage tanks, will be recommended. It is possible that Phase I and Phase II ESAs will not reveal all environmental liabilities or compliance concerns or that there will be material environmental liabilities or compliance concerns that we do not discover. Phase I ESAs have been performed on all properties owned and leased by us.

In March 2009, odors in the basement of our hotel property in Salt Lake City led to the detection of a release of petroleum from an adjacent gas station owned by Sinclair Marketing. Petroleum and petroleum constituents were identified in soil and groundwater on both properties. Under the oversight of the Utah Department of Environmental Quality (“DEQ”), Sinclair took steps to remediate the properties by excavating contaminated soils and by pumping and treating contaminated groundwater. Sinclair reimbursed us for our costs, including attorneys' fees, related to its remediation efforts. On February 9, 2012, the DEQ sent Sinclair a "No Further Action" (“NFA”) letter stating that, although petroleum-contaminated soil and groundwater remained from the release, it was not considered a threat to human health and the environment, and therefore, no further remedial action was required. However, the letter also noted that, if future changes to these characteristics created a threat to human health or the environment, additional corrective action might be required. If future remediation is ever required and Sinclair does not perform it, we as the owner of the property could be held responsible.

In connection with our debt refinancings in 2011 and 2013 and the pledging of hotel properties as collateral for our credit facility, Phase I ESAs were performed on the pledged properties. Based on the results, Phase II ESAs were performed on four of our hotel properties located in Richland, Pasco, Port Angeles and Yakima, Washington. In addition, water sample tests were performed at our Redding, California hotel property. Based on the results of these assessments and tests, it was necessary to take further actions with respect to our properties in Pasco and Port Angeles, Washington.

The Phase II ESA performed at the Pasco property included a number of subsurface soil samples taken in areas identified in the Phase I ESA as having a potential for environment contamination due to prior activities on the site. In one of these samples - taken near a former gasoline station area - gasoline and diesel-range petroleum hydrocarbons were detected at concentrations greater than applicable cleanup levels. Based on the results of this testing, further assessment was conducted.

In August of 2013, a focused Phase II ESA was completed at the Pasco property. The results of soil sampling of additional borings did not identify any additional areas of contaminated soil. However, results of this assessment did indicate weathered petroleum hydrocarbon contaminants in soil at concentrations greater than applicable cleanup levels near the former gasoline station area. Based on the tests performed, the contamination appears to be confined to that area, limited to the soil, and therefore unlikely to affect groundwater quality.

We have reported the subsurface information for the Pasco property to the Washington State Department of Ecology (“DOE”) under its Voluntary Clean-up Program (“VCP”). The contamination does not appear to be an immediate threat to human health or the environment, and the groundwater does not appear to be threatened. In addition, the soil is capped with asphalt, which limits the exposure to humans or biota from petroleum vapors and reduces the risk of direct contact with contaminated soil. Therefore, we have requested a NFA designation from the DOE. We plan to continue to monitor the affected area and ensure the asphalt cap is maintained. If the DOE does not agree to the NFA designation, we will comply with the DOE requirements for clean-up. Our consultant estimates that clean-up costs will range from $60,000 to $90,000.

A Phase II ESA conducted at the Port Angeles hotel property revealed that fill material from an unknown source was placed at the property prior to construction of the existing buildings. Diesel and lube oil-range petroleum hydrocarbons and benzene were detected in one sample collected.

If the fill material was from a contaminated site, it could be a potential source of subsurface contamination, so additional testing was conducted at the Port Angeles site in August 2013. These tests identified weathered petroleum hydrocarbons, benzene, and benzo(a)pyrene contaminants at concentrations greater than applicable cleanup levels near a former auto repair area that were likely related to impacted fill material identified in the area. The contamination exceeds clean-up standards but does not appear to be a threat to human health or the environment. Groundwater appears to be contaminated, but groundwater in this area is likely influenced by tides and is not currently utilized as drinking water. The contaminated soil is capped with asphalt or structures, so that exposure to petroleum vapors or direct contact with contaminated soil is limited.

We have reported the contamination identified at the Port Angeles property to the DOE under the VCP. We have requested a NFA designation from the DOE. We plan to continue to monitor the affected area and ensure that the asphalt cap is maintained. If the DOE denies the request for a NFA designation, we will comply with the DOE requirements for clean-up of the contaminated area. Our consultant estimates that clean-up costs will range from $250,000 to $350,000, which is higher than the Pasco estimate because of a greater volume of contaminated soil and because groundwater is impacted.

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

At the end of 2013 and 2012, our recorded goodwill amount was $8.5 million at the end of each year, and other intangible assets totaled $7.0 million at the end of each year. Market conditions in the future could adversely impact the fair value of one or more of our hotel, franchise and entertainment reporting units, which could result in future impairments of their goodwill, intangibles and other long-lived assets.

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

In accordance with the guidance for the impairment of long-lived assets, if the expected undiscounted future cash flows are less than net book value, the excess of net book value over estimated fair value of the assets is charged to current earnings. As discussed further in Note 5 and Note 6 of Notes to Consolidated Financial Statements, during the year ended December 31, 2013, assets, including assets that were held for sale with a carrying amount of $24.9 million were written down to their estimated fair value, resulting in pre-tax impairment charges to discontinued operations of $8.9 million. During the year ended December 31, 2012, assets that were held for sale with a carrying amount of $61.1 million were written down to their estimated fair value, resulting in pre-tax impairment charges to continuing operations of $9.4 million and pre-tax impairment charges to discontinued operations of $6.9 million. During the year ended December 31, 2011 assets that were held for sale with a carrying amount of $39.8 million were written down to their estimated fair value, resulting in pre-tax impairment charges to continuing operations of $8.9 million and pre-tax impairment charges to discontinued operations of $0.6 million. In addition, during our annual impairment testing, we determined that the carrying amount of the hotel reporting unit exceeded its fair value and accordingly, a goodwill impairment charge of the remaining $14.2 million in the hotel reporting unit was recognized. Changes in our estimates and assumptions as they relate to valuation of goodwill, intangibles and other long-lived assets could affect, potentially materially, our financial condition or results of operations in the future.

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

Under the Red Lion Brands as of December 31, 2013, we owned 19 hotels, leased six, and had franchise arrangements with 30 hotels owned and operated by third parties. To support our owned, leased and franchised hotels, we provide all the services typical in our industry: marketing, sales, advertising, frequency program, revenue management, procurement, quality assurance, education and training, design and construction management. We maintain a central reservation call center with links to various travel agent global distribution systems and electronic distribution channels on the internet, including our branded website. The table below reflects our hotel properties and locations, total available rooms per hotel, as well as meeting space availability, as of December 31, 2013.

		Total	Meeting
		Available	Space
Property	Location	Rooms	(sq. ft.)
Red Lion Owned Hotels
Red Lion Hotel Eureka	Eureka, California	175	4,890
Red Lion Hotel Redding	Redding, California	192	6,800
Red Lion Hotel Boise Downtowner	Boise, Idaho	182	8,600
Red Lion Templin’s Hotel on the River	Post Falls, Idaho	163	11,000
Red Lion Hotel Pocatello(1)	Pocatello, Idaho	150	13,000
Red Lion Hotel Canyon Springs(1)	Twin Falls, Idaho	112	5,085
Red Lion Hotel Bend	Bend, Oregon	75	2,000
Red Lion Hotel Coos Bay	Coos Bay, Oregon	145	5,000
Red Lion Hotel Salt Lake Downtown	Salt Lake City, Utah	393	12,000
Red Lion Hotel Olympia	Olympia, Washington	192	16,500
Red Lion Hotel Pasco	Pasco, Washington	279	17,240
Red Lion Hotel Port Angeles	Port Angeles, Washington	186	3,010
Red Lion Hotel Richland Hanford House	Richland, Washington	149	9,247
Red Lion Bellevue	Bellevue, Washington	181	5,700
Red Lion Hotel at the Park	Spokane, Washington	400	30,000
Red Lion Hotel Columbia Center(1)	Kennewick, Washington	162	9,700
Red Lion Hotel & Conference Center Kelso/Longview(1)	Kelso, Washington	161	8,670
Red Lion Hotel Wenatchee(1)	Wenatchee, Washington	149	7,678
Red Lion Hotel Yakima Center(1)	Yakima, Washington	156	11,000
Owned Hotels (19 properties)		3,602	187,120

Red Lion Leased Hotels
Red Lion Anaheim	Anaheim, California	308	5,000
Red Lion Hotel Kalispell (5)	Kalispell, Montana	170	10,500
Red Lion Hotel Eugene(6)	Eugene, Oregon	137	5,600
Red Lion River Inn	Spokane, Washington	245	2,800
Red Lion Hotel Seattle Airport	Seattle, Washington	144	4,500
Red Lion Hotel Vancouver (at the Quay)	Vancouver, Washington	160	14,785
Leased Hotels (6 properties)		1,164	43,185

		Total	Meeting
		Available	Space
Property	Location	Rooms	(sq. ft.)
Red Lion Franchised Properties
Red Lion Inn & Suites Victoria	Victoria, BC Canada	85	450
Red Lion Inn & Suites Phoenix/Tempe - ASU	Tempe, Arizona	162	1,300
Red Lion Inn & Suites Cathedral City	Cathedral City, California	97	750
Red Lion Hotel Oakland International Airport	Oakland, California	189	4,400
Red Lion Hotel Woodlake Conference Center Sacramento	Sacramento, California	306	60,000
Red Lion Inn Rancho Cordova	Rancho Cordova, California	109	—
Red Lion Hotel Ontario Airport	Ontario, California	107	687
Red Lion Inn & Suites Perris	Perris, California	105	—
Red Lion Hotel Denver Southeast(3)	Aurora, Colorado	478	25,000
Red Lion Inn & Suites Denver Airport	Denver, Colorado	87	—
Red Lion Hotel Lewiston	Lewiston, Idaho	183	12,259
Red Lion Colonial Hotel(3)	Helena, Montana	149	15,500
Red Lion Inn Missoula(4)	Missoula, Montana	76	640
Red Lion Hotel Farmington	Farmington, New Mexico	192	10,000
Red Lion Hotel Gallup	Gallup, New Mexico	126	9,000
Red Lion Hotel Grants	Grants, New Mexico	126	9,000
Red Lion Hotel & Casino Elko	Elko, Nevada	222	3,000
Red Lion Inn & Suites McMinnville	McMinnville, Oregon	67	1,312
Red Lion Hotel Portland Airport	Portland, Oregon	136	3,000
Red Lion Hotel Portland Convention Center	Portland, Oregon	174	6,000
Red Lion Hotel Salem	Salem, Oregon	148	10,000
Red Lion Hotel on the River — Jantzen Beach	Portland, Oregon	318	35,000
Red Lion Hotel Pendleton(4)	Pendleton, Oregon	170	9,769
Red Lion Hotel on Fifth Avenue(2)	Seattle, Washington	297	13,800
Red Lion Hotel Tacoma	Tacoma, Washington	119	750
Red Lion Inn & Suites Kennewick	Kennewick, Washington	61	300
Red Lion Inn & Suites Kent	Kent, Washington	60	600
Red Lion Inn & Suites Walla Walla	Walla Walla, Washington	80	—
Las Vegas Hotel and Casino - LVH(7)	Las Vegas, Nevada	2,956	220,000
The Riverside Hotel - Boise(7)	Boise, Idaho	300	21,000
Franchised Hotels (30 properties)		7,685	473,517

Total — All Hotels (55 properties)		12,451	703,822
__________
(1) At December 31, 2013 these hotels were listed for sale and identified as discontinued operations.
(2) This hotel was previously owned by our company but was sold in June 2011 and upon sale the purchaser entered into a franchise agreement.
(3) These hotels were previously owned by our company but were sold in 2012 and upon sale the purchasers entered into franchise agreements.
(4) These hotels were previously owned by our company but were sold in 2013 and upon sale the purchasers entered into franchise agreements.
(5) In April 2013, we sold the Kalispell Center Mall property to which this hotel was attached. Concurrent with the sale, we entered into a lease agreement to continue operating the hotel.
(6) In the fourth quarter of 2013, we entered into an agreement to assign the ground lease for our hotel in Eugene, Oregon and cease operating the hotel in January 2014.
(7) These properties are part of the Leo Hotel Collection.

Owned and Leased Hotels

Owned hotels are those properties which we operate and manage and have ownership of the hotel facility, other structures and the land. We recognize revenues and expenses on these properties, including depreciation where appropriate.

Leased hotels are properties we operate and manage where we may have ownership of some or all of the equipment and personal property on site, but where either the land and hotel facility or the underlying land is under an operating lease from a third party. We recognize revenues and expenses on these properties, including lease expense. These leases require us to pay fixed monthly rent and have expiration dates in 2016 and beyond. In addition, we are responsible for repairs and maintenance, operating expenses and management of operations. For additional information on leases, refer to Note 15 of Notes to Consolidated Financial Statements.

Franchised Hotels

Under our franchise agreements, we receive royalties for the use of the Red Lion Brands. We also make available certain services to those hotels including reservation systems, advertising and national sales, our guest loyalty program, revenue management tools, quality inspections and brand standards, as well as administer central services programs for the benefit of all the hotels in our network.

At December 31, 2013, our network of hotels included 30 hotels under franchise agreements, representing a total of 7,685 rooms and 473,517 square feet of meeting space.
Discontinued Operations

During the fourth quarter of 2013, we listed the following properties for sale: Red Lion Hotel Canyon Springs in Twin Falls, Idaho ("Canyon Springs property") , the Red Lion Hotel Columbia Center in Kennewick, Washington ("Kennewick property"), the Red Lion Hotel & Conference Center Kelso/Longview in Kelso, Washington ("Kelso property"), the Red Lion Hotel Pocatello in Pocatello, Idaho ("Pocatello property"), the Red Lion Hotel Wenatchee in Wenatchee, Washington ("Wenatchee property") and the Red Lion Hotel Yakima Center in Yakima, Washington ("Yakima property"). We do not expect to maintain significant involvement with the listed properties after they are sold. Additionally in the fourth quarter, we entered into an agreement to assign our lease related to our Red Lion Hotel Eugene in Eugene, Oregon ("Eugene property") to a third party and cease operation of the hotel in January 2014. Therefore we have classified the operating results of these hotels as discontinued operations in the consolidated statements of comprehensive income (loss) for all periods presented.

During the third quarter of 2013 we sold the Red Lion Hotel Medford in Medford, Oregon ("Medford property") for $2.8 million. This property was listed for sale in the fourth quarter of 2011. We no longer have continuing involvement in this property; therefore the operations of this property remain classified as discontinued operations for all periods presented.

During the second quarter of 2013 we closed on the sale of the Kalispell Center Mall property in Kalispell, Montana ("Kalispell Mall property") for $11.6 million. This property was listed for sale in the third quarter of 2012. As required by the terms of our credit facility, we made a principal payment in the amount of $8.8 million when the sale closed. Concurrent with the sale, we entered into a lease agreement with the buyer under which we are leasing and operating the attached Red Lion Hotel Kalispell for an initial term of 15 years with options for three renewal terms of five years each. The agreement provides for lease payments of $0.5 million per year for the first 45 months, with annual increases thereafter of 2% per year. The operating results from the ownership of the Kalispell Mall property have been appropriately classified as discontinued operations in the consolidated statements of comprehensive income (loss) for all periods presented.

During the first quarter of 2013, we terminated a catering contract in Yakima, Washington. Accordingly, all operations under this contract have been classified as discontinued operations in our consolidated statements of comprehensive income (loss) for all periods presented. Certain property and equipment related to these operations were considered abandoned and a pre-tax loss on disposition of assets of $70,000 has been recognized in discontinued operations.

During the third quarter of 2012, we sold our real estate property in Sacramento, California to its tenant and the Company reclassified the real estate and land into assets held for sale.  The operating results from the ownership of this real estate and land have been appropriately classified as discontinued operations in the consolidated statements of comprehensive income (loss) for all periods presented.

The discontinued operations presentation, as required under generally accepted accounting principles ("GAAP"), separately reports the revenue and expenses including any related asset impairment charges, net of income taxes as "Income (loss) from discontinued operations" on the company's consolidated statements of comprehensive income (loss) for all periods presented.

For additional information, see Note 5 and Note 6 of Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings

At any given time, we are subject to claims and actions incidental to the operation of our business. While the outcome of these proceedings cannot be predicted, it is the opinion of management that none of such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 4A.	Executive Officers of the Registrant

Name	Age	Position
Gregory T. Mount	53	President and Chief Executive Officer
Julie Shiflett	46	Executive Vice President, Chief Financial Officer
Harry G. Sladich	52	Executive Vice President, Hotel Operations and Sales
William J. Linehan	48	Executive Vice President, Chief Marketing Officer
Thomas L. McKeirnan	45	Executive Vice President, General Counsel and Secretary
Jack G. Lucas	61	Vice President and President, TicketsWest

Gregory T. Mount. Mr. Mount joined our company as President and Chief Executive Officer in January 2014. From November 2009 to January 2014, he served as President of Richfield Hospitality, Inc., a hotel management company based in Denver, Colorado. From January 2007 to November 2009, he served as a Senior Vice President of Acquisitions at Sage Hospitality Resources, LLC, a hotel management, investment and development company. From 1998 to 2006, Mr. Mount held various senior development and operations positions with Starwood Hotels & Resorts Worldwide, Inc. From 1990 to 1998, he served in several management positions at Interstate Hotels & Resorts, Inc. From 1982 to 1990, he worked in various operational roles at Marriott International, Inc. In early 2011, a staffing services company operated by Mr. Mount’s wife filed a petition for reorganization under federal bankruptcy laws. That case was administratively consolidated with a second reorganization case filed by the Mounts, who had personally guaranteed the commercial loan used to acquire the company. A joint plan of reorganization was confirmed in the fall of 2011, and in 2012 orders were entered finding both cases fully administered and discharging the individual debtors.

Julie Shiflett.  Ms. Shiflett was appointed Executive Vice President, Chief Financial Officer effective September 1, 2011. Ms. Shiflett has been with Red Lion Hotels since October 2010 when she was hired under a contract to serve as Vice President of Finance. She is a principal of NW CFO, a financial consulting company she founded in 2008 which assists emerging and mid-market companies with activities including strategic planning, forecasting, and recapitalization. She served as Chief Financial Officer of Signature Genomic Laboratories in Spokane, Washington, in 2009 and 2010. Prior to that, Ms. Shiflett was Vice President and Chief Financial Officer of Columbia Paint and Coatings from 2006 to 2009 and Vice President of Finance and Administration of Riley Creek Lumber Company from 2001 until 2006. Her accounting career began at Coopers & Lybrand in Spokane. Ms. Shiflett also currently serves on two boards, Northwest Farm Credit Services, ACA, an $8 billion financial institution and American Chemet Corporation, a chemical manufacturing company.

Harry G. Sladich.   Mr. Sladich has served as Executive Vice President, Hotel Operations and Sales since February 2014. He previously had served as Executive Vice President of Sales, Marketing & Distribution since joining our company in March 2010.  A 35-year veteran of the hospitality industry, Mr. Sladich served as President and CEO of the Spokane Regional Convention and Visitors Bureau from 2005 to 2010, where he played a key role in building and selling the Washington State image.  Earlier in his career, Mr. Sladich was Vice President of Sales and Marketing for Sterling Hospitality, hotel developers and operators of several franchises including Holiday Inn Express, Hampton Inn and Quality Inn.  Before working for Sterling Hospitality, he was General Manager of Hotel Lusso, an upscale boutique hotel in Spokane, and was Vice President of National Sales for Guestmark International (GMI), a national hotel marketing company based in Boston.  Mr. Sladich has also worked for Sheraton Hotels in both hotel operations and food and beverage. Mr. Sladich serves on two prominent national industry boards, including the U.S.

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

William J. Linehan. Mr. Linehan joined our company as Executive Vice President, Chief Marketing Officer in February 2014. From 2009 until he joined us, he served as Chief Marketing Officer of Richfield Hospitality, Inc., a hotel management company based in Denver, Colorado. From 2006 to 2008, he served as Vice President, Global Marketing of InterContinental Hotels Group. From 2002 to 2006, Mr. Linehan was the Global Vice President of Marketing, Brand Alignment and Partnership at Starwood Hotels & Resorts Worldwide, Inc. Prior to joining Starwood, he had since 1987 held various hotel management positions.

Thomas L. McKeirnan.    Mr. McKeirnan has been Executive Vice President, General Counsel and Secretary since February 2013. He served as Senior Vice President, General Counsel and Secretary from February 2005 through January 2013. He has been with our company since July 2003. Prior to joining us, Mr. McKeirnan was a partner at the Spokane, Washington law firm of Paine Hamblen Coffin Brooke & Miller LLP from January 2002 until July 2003 and an associate attorney at the same firm from 1999 to 2001. Mr. McKeirnan was an associate attorney with the Seattle, Washington law firm of Riddell Williams P.S. from 1995 until 1999. Mr. McKeirnan's private legal practice focused on corporate, transactional, real estate and securities law, with an emphasis on the hospitality industry. While in private practice, Mr. McKeirnan represented us as outside counsel on various strategic and transactional matters and also represented WestCoast Hotels, Inc. prior to our acquisition of that company. Mr. McKeirnan serves as a director and Chairman of the Nominating and Corporate Governance Committee of the Board of Directors of St. Augustine Gold & Copper Ltd. He also serves on the Executive Committee of the Board of Trustees of Gonzaga Preparatory School.

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

(a) Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "RLH". The following table sets forth for the periods indicated the high and low sale prices for our common stock on the NYSE:

	High	Low
2013
Fourth Quarter (ended December 31, 2013)	$6.22	$5.10
Third Quarter (ended September 30, 2013)	$6.73	$5.22
Second Quarter (ended June 30, 2013)	$7.15	$5.85
First Quarter (ended March 31, 2013)	$9.30	$5.63
2012
Fourth Quarter (ended December 31, 2012)	$8.13	$5.52
Third Quarter (ended September 30, 2012)	$8.65	$5.97
Second Quarter (ended June 30, 2012)	$8.73	$7.76
First Quarter (ended March 31, 2012)	$8.80	$6.75
(b) The closing sale price of the common stock on the NYSE on February 28, 2014 was $5.97. As of that date, there were approximately 125 shareholders of record of the common stock.

(c) We did not pay any cash dividends on our common stock during the last two fiscal years. The board of directors periodically reviews our dividend policy and our longer-term objectives of maximizing shareholder value. Any determination to pay cash dividends in the future will be at the discretion of our board.
(d) The following table provides information as of December 31, 2013 on plans under which equity securities may be issued to employees, directors or consultants:

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders:
1998 Stock Incentive Plan(1)	13,000		$6.55	—
2006 Stock Incentive Plan	154,607	(2)	$9.74	639,953
Equity Compensation Plans Not Approved by Security Holders	—		$—	—

Total	167,607		$9.49	639,953

__________
(1) No further grants will be made under the 1998 Stock Incentive Plan.
(2) Includes 303,749 restricted stock units under the 2006 Stock Incentive Plan, which are not included in the calculation of the Weighted-Average Exercise Price column.

(e) The below graph assumes an investment of $100 in our common stock and depicts its price performance relative to the performance of the Russell 2000 Index and the Standard & Poor's Hotels, Resorts & Cruise Lines Index, assuming a reinvestment of all dividends. The price performance on the graph is not necessarily indicative of future stock price performance.

* $100 invested on December 31, 2008 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009. The selected consolidated statements of comprehensive income (loss) and balance sheet data are derived from our audited consolidated financial statements. The audited consolidated financial statements for certain of these periods are included elsewhere in this annual report. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified in their entirety by, our consolidated financial statements and related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this annual report and in our prior filings with the SEC.

	Year ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Statements of Comprehensive Income (Loss) Data
Continuing Operations:
Total revenues	$120,055	$128,294	$132,388	$136,558	$136,416
Goodwill impairment (4)	—	—	14,236	—	—
Asset impairment (3,4,6)	—	9,440	8,417	—	8,509
Gain on asset dispositions (4)	(148)	(164)	(33,379)	(48)	(269)
Restructuring expenses (6)	—	—	—	—	136
Operating expenses (1,2,3,4,5,6)	124,483	139,064	124,577	135,728	138,818
Operating income (loss) (2,3,4,5,6)	(4,428)	(10,770)	7,811	830	(2,402)
Income (loss) from continuing operations (2,3,4,5,6)	(8,719)	(11,161)	(5,884)	(5,042)	(6,642)
Earnings (loss) per share attributable to Red Lion
Hotels Corporation from continuing operations:
Basic (2,3,4,5,6)	$(0.45)	$(0.58)	$(0.31)	$(0.27)	$(0.37)
Diluted (2,3,4,5,6)	$(0.45)	$(0.58)	$(0.31)	$(0.27)	$(0.37)
Discontinued Operations:
Loss on disposal and impairment of the assets of the discontinued business units, net of income tax expense (benefit) (7)	$(9,631)	$(4,526)	$(369)	$(3,696)	$(116)
Income (loss) from operations of discontinued business units, net of income tax expense (benefit)	1,303	1,006	(809)	118	95
Earnings (loss) per share from discontinued operations:
Basic (7)	$(0.42)	$(0.18)	$(0.07)	$(0.20)	$—
Diluted (7)	$(0.42)	$(0.18)	$(0.07)	$(0.20)	$—
Net Income (Loss) attributable to Red Lion Hotels Corporation	$(17,047)	$(14,674)	$(7,148)	$(8,610)	$(6,663)
Earnings (Loss) per share attributable to Red Lion Hotels Corporation
Basic (2,3,4,5,6,7)	$(0.87)	$(0.76)	$(0.38)	$(0.47)	$(0.37)
Diluted (2,3,4,5,6,7)	$(0.87)	$(0.76)	$(0.38)	$(0.47)	$(0.37)
Weighted Average Shares Outstanding:
Basic	19,575	19,327	19,053	18,485	18,106
Diluted	19,575	19,327	19,053	18,485	18,106

	Year ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Non-GAAP Data (8)
EBITDA (2,3,4,5,6,7)	$1,865	$(422)	$25,139	$16,444	$18,724
EBITDA from continuing operations (2,3,4,6)	8,394	2,407	23,708	18,004	14,693
Consolidated Statement of Cash Flow Data
Net cash (used in) provided by operating activities	$7,087	$13,470	$1,797	$19,487	$15,692
Net cash (used in) provided by investing activities	6,441	12,347	21,611	(10,428)	(16,970)
Net cash (used in) provided by financing activities	(6,947)	(21,321)	(25,439)	(8,932)	(13,059)
Consolidated Balance Sheet Data
Cash	$13,058	$6,477	$1,981	$4,012	$3,881
Assets held for sale	18,346	18,288	30,380	—	—
Property and equipment, net	166,356	195,012	232,589	272,030	285,601
Total assets	234,626	260,942	304,896	331,482	350,636
Total debt	43,058	49,178	70,496	95,152	106,322
Debentures due Red Lion Hotels Capital Trust	30,825	30,825	30,825	30,825	30,825
Total liabilities	97,417	108,034	139,031	160,717	175,614
Total Red Lion Hotels Corporation stockholders' equity	137,209	152,908	165,865	170,765	175,022
__________

(1)
Operating expenses include all direct segment expenses, depreciation and amortization, gain (loss) on asset disposals from continuing operations, hotel facility and land lease and undistributed corporate expenses.

(2)
During 2013, the Company recorded $0.6 million in pre-tax separation costs in continuing operations. Of this, $0.4 million relates to the costs associated with the retirement of the former President and Chief Executive Officer and the remaining $0.2 million relates to the separation of the former Executive Vice President and Chief Operating Officer.

(3)	During 2012, we recorded $9.4 million in pre-tax impairment charges related to the Missoula, Helena, Denver Southeast and Pendleton properties.

(4)
During 2011, we recorded a $14.2 million pre-tax impairment charge to our goodwill and $8.4 million in pre-tax impairment charges related to the Helena, Missoula and Denver Southeast and the Red Lion Hotel Vancouver at the Quay in Vancouver, Washington ("Vancouver property") properties. Additionally, we recorded a pre-tax gain of $33.5 million from the sale of the Seattle property.

(5)	During 2010, we recorded $1.2 million in pre-tax costs resulting from the separation of our former President and Chief Executive Officer.

(6)	During 2009, we recorded an $8.5 million pre-tax impairment charge related to the Denver Southeast property, as well as $0.1 million in restructuring charges.

(7)
Items included in discontinued operations: The 2013 balance includes pre-tax impairment charges of $8.9 million related to the Yakima, Canyon Springs, Pocatello, Kelso, Wenatchee and Eugene properties. The 2012 balance includes pre-tax impairment charges of $6.9 million on the Medford, Sacramento and Kalispell Mall properties. The 2011 balance includes a pre-tax impairment charge of $0.6 million on the Medford property. The 2010 balance includes a $5.7 million pre-tax impairment charge related to the termination of a sublease agreement. The 2009 balance includes a pre-tax impairment charge of $0.2 million on one hotel property.

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

We use EBITDA to measure our financial performance because we believe interest, taxes and depreciation and amortization bear little or no relationship to our operating performance. By excluding interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our properties and operations. We generally pay federal and state income taxes on a consolidated basis, taking into account how the applicable taxing laws apply to us in the aggregate. By excluding taxes on income, we believe EBITDA provides a basis for measuring the financial performance of our operations excluding factors that our hotels cannot control. By excluding depreciation and amortization expense, which can vary from hotel to hotel based on historical cost and other factors unrelated to the hotels' financial performance, EBITDA measures the financial performance of our hotels without regard to their historical cost. For all of these reasons, we believe that EBITDA provides us and investors with information that is relevant and useful in evaluating our business. In addition, we believe financial performance measurements from continuing operations provide more relevant information as they reflect results of our ongoing operations.
However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA, as defined by us, may not be comparable to EBITDA as reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income (loss) attributable to Red Lion Hotels Corporation, which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income (loss), net income (loss), cash flow from operating activities or any other measure of performance prescribed by GAAP.
The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income (loss) attributable to Red Lion Hotels Corporation for the periods presented:

	Year ended December 31,
	2013	2012	2011	2010	2009
EBITDA from continuing operations	$8,394	$2,407	$23,708	$18,004	$14,693
Income tax (expense) benefit - continuing operations	751	6,339	(5,771)	2,727	3,851
Interest expense - continuing operations	(5,516)	(6,959)	(8,355)	(9,012)	(8,399)
Depreciation and amortization - continuing operations	(12,348)	(12,941)	(15,552)	(16,751)	(16,787)
Income (loss) attributable to Red Lion Hotels Corporation from continuing operations	(8,719)	(11,154)	(5,970)	(5,032)	(6,642)
Income (loss) from discontinued operations	(8,328)	(3,520)	(1,178)	(3,578)	(21)
Net income (loss) attributable to Red Lion Hotels Corporation	$(17,047)	$(14,674)	$(7,148)	$(8,610)	$(6,663)

	Year ended December 31,
	2013	2012	2011	2010	2009
EBITDA	$1,865	$(422)	$25,139	$16,444	$18,724
Income tax (expense) benefit	751	8,522	(4,893)	4,937	4,070
Interest expense	(5,516)	(6,959)	(8,373)	(9,073)	(8,503)
Depreciation and amortization	(14,147)	(15,815)	(19,021)	(20,917)	(20,954)
Net income (loss) attributable to Red Lion Hotels Corporation	$(17,047)	$(14,674)	$(7,148)	$(8,609)	$(6,663)

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As of December 31, 2013, our hotel network was comprised of 55 hotels located in 10 states and one Canadian province, with 12,451 rooms and 703,822 square feet of meeting space as provided below:

	Hotels	Total Available Rooms	Meeting Space (sq. ft.)
Red Lion Owned and Leased Hotels:
Continuing Operations	18	3,739	169,572
Discontinued Operations	7	1,027	60,733
Red Lion Franchised Hotels	30	7,685	473,517
Total	55	12,451	703,822

We operate in three reportable segments:

•
The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels. As of December 31, 2013, we operated 25 hotels, seven of which are classified as discontinued operations and not included in any reported hotel statistics from continuing operations. Of our 25 hotels, 19 are wholly-owned and six are leased. During 2013 our hotel segment accounted for approximately 85.9% of total revenues.

•
The franchise segment is engaged primarily in licensing the Red Lion Brands to franchisees. This segment generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners in exchange for the use of our brands and access to our central services programs. These programs include our reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards. As of December 31, 2013, we had 30 franchise hotels with 28 under the Red Lion brand and two hotels under the Leo Hotel Collection. During 2013 our franchise segment accounted for approximately 5.9% of total revenues.

•
The entertainment segment derives revenues from promotion and presentation of entertainment productions under the trade name WestCoast Entertainment, and from ticketing services under the trade name TicketsWest. The ticketing service business offers ticketing inventory management systems, call center services, and outlet/electronic channel distribution for event locations. During 2013 our entertainment segment accounted for approximately 7.9% of total revenues.

Our remaining activities, none of which constitutes a reportable segment, have been aggregated into "other".

Results of Operations

Our reported numbers for the periods presented in this report reflect results of the Seattle, Helena, Denver Southeast, Missoula and Pendleton properties for the full years prior to their sales, but only for partial years in the years in which they were sold. These properties were reported in continuing operations since we have significant continuing involvement in the operations of these properties that now operate as franchised hotels. In order to help investors distinguish changes from results of continuing operations versus changes due to the sales of these hotel properties, we will discuss operating results from continuing operations as reported and also discuss certain operating results and data for periods included in the report on a comparable hotel basis. Comparable hotels are properties reported in continuing operations that are owned or leased by us for the entirety of the reporting periods being compared. Therefore, the Seattle, Helena, Denver Southeast, Missoula and Pendleton properties are excluded from the comparable owned and leased hotel statistics and operating results.

During the year ended December 31, 2013, we reported a net loss of $17.0 million or $0.87 per share. The net loss includes non-cash, pre-tax impairment charges of $8.9 million on the Yakima, Canyon Springs, Pocatello, Kelso, Wenatchee and Eugene properties which are included in discontinued operations. In addition, the net loss is impacted by a $5.9 million valuation allowance recorded during the year related to our deferred tax assets. The 2013 net loss also includes $0.6 million of expense related to the retirement of our former President and Chief Executive Officer and the separation of our former Executive Vice President and Chief Operating Officer.

For the year ended December 31, 2012, our net loss was $14.7 million or $0.76 per share, which includes an aggregate of $9.4 million in non-cash, pre-tax asset impairment charges related to the Helena, Denver Southeast, Missoula and Pendleton properties. The net loss also includes non-cash, pre-tax impairment charges of $6.9 million on the Medford and Kalispell Mall properties and the Red Lion Hotel Sacramento ("Sacramento" property) which are included in discontinued operations.

For the year ended December 31, 2011, our net loss was $7.1 million or $0.38 per share, which includes non-cash, pre-tax goodwill and asset impairment charges in continuing operations of $14.2 million and $8.9 million respectively and a $33.5 million pre-tax gain on the sale of the Seattle property. During the fourth quarter of 2011, we determined that the carrying amount of the hotel reporting unit exceeded its fair value, which was estimated based on a combined income and market approach. Accordingly, a pre-tax goodwill impairment charge of $14.2 million was recognized in the hotel reporting unit. The goodwill did not have any tax basis, which resulted in a permanent difference between book and tax income and the unusual situation of having income tax expense for the year on a book loss. The pre-tax asset impairment charges to continuing operations were on the Helena, Denver Southeast, Missoula and Vancouver properties. The Helena and Denver Southeast properties were listed for sale (and subsequently sold in 2012) and were written down to their estimated fair value less estimated costs to sell. The Missoula property was listed for sale in 2011 (and was sold in the first quarter of 2013) and was written down to its estimated fair value less estimated costs to sell. The Vancouver property is subject to a right of way acquisition by the state to build a replacement bridge, and we have determined the carrying value is not recoverable. The net loss in 2011 also includes a $0.6 million pre-tax asset impairment charge in discontinued operations related to the Medford property.

For the year ended December 31, 2013, earnings before interest, taxes, depreciation and amortization ("EBITDA") from continuing operations was $8.4 million, compared to $2.4 million for the year ended December 31, 2012, which includes the $9.4 million in pre-tax asset impairment charges. EBITDA from continuing operations can be found in a separate table below.

A summary of our consolidated statements of comprehensive income (loss) is provided below (in thousands):

	Year ended December 31,
	2013	2012	2011
Total revenue	$120,055	$128,294	$132,388
Total operating expenses	124,483	139,064	124,577
Operating income (loss)	(4,428)	(10,770)	7,811
Other income (expense):
Interest expense	(5,516)	(6,959)	(8,355)
Other income, net	474	229	431
Income (loss) from continuing operations before taxes	(9,470)	(17,500)	(113)
Income tax expense (benefit)	(751)	(6,339)	5,771
Income (loss) from continuing operations	(8,719)	(11,161)	(5,884)
Income (loss) from discontinued operations	(8,328)	(3,520)	(1,178)
Net income (loss)	$(17,047)	$(14,681)	$(7,062)
Net income (loss) attributable to Red Lion Hotels Corporation	$(17,047)	$(14,674)	$(7,148)
Earnings (loss) per share - basic & diluted	$(0.87)	$(0.76)	$(0.38)
Non-GAAP data:
EBITDA	$1,865	$(422)	$25,139
EBITDA from continuing operations	$8,394	$2,407	$23,708
The following table (in thousands) details the impact to EBITDA from continuing operations of certain unusual items as discussed below:

	2013	2012	2011
Asset impairment charges (2,3)	$—	$(9,440)	$(8,871)
Goodwill impairment (3)	—	—	(14,236)
Gain on asset disposition (3)	—	—	33,549
Separation costs (1)	(582)	—	—
Impact on EBITDA from continuing operations	$(582)	$(9,440)	$10,442
__________

(1)
During the third quarter of 2013, the Company recorded $0.6 million in pre-tax separation costs in continuing operations. Of this, $0.4 million relates to the costs associated with the retirement of the former President and Chief Executive officer and the remaining $0.2 million relates to the separation of the former Executive Vice President and Chief Operating Officer.

(2)
During 2012, we recorded $9.4 million in pre-tax impairment charges related to the Helena, Denver Southeast, Missoula and Pendleton properties. At December 31, 2012, the Helena and Denver Southeast properties had been sold and the Missoula and Pendleton properties were sold during the year ended December 31, 2013.

(3)
During 2011, we recorded a $14.2 million pre-tax impairment charge to our hotel segment goodwill and $8.9 million in pre-tax impairment charges related to the Helena, Denver Southeast, Missoula and Vancouver properties. During the second quarter of 2011, we recorded a pre-tax gain of $33.5 million from the sale of the Seattle property.

Revenue

A breakdown of revenues from continuing operations is as follows (in thousands, except for percentage changes):

Revenue From Continuing Operations

				2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Hotels:
Rooms	$78,536	$85,074	$85,544	$(6,538)	(7.7)%	$(470)	(0.5)%
Food and beverage	21,858	25,275	27,330	(3,417)	(13.5)%	(2,055)	(7.5)%
Other department	2,744	3,161	3,757	(417)	(13.2)%	(596)	(15.9)%
Total hotels segment revenue	103,138	113,510	116,631	(10,372)	(9.1)%	(3,121)	(2.7)%
Franchise	7,135	5,177	3,955	1,958	37.8%	1,222	30.9%
Entertainment	9,439	9,165	11,379	274	3.0%	(2,214)	(19.5)%
Other	343	442	423	(99)	(22.4)%	19	4.5%
Total Revenue	$120,055	$128,294	$132,388	$(8,239)	(6.4)%	$(4,094)	(3.1)%

Our reported numbers for the periods presented in this report reflect results of the Seattle, Helena, Denver Southeast, Missoula and Pendleton properties for the full years prior to their sales, but only for partial years in the years in which they were sold. These properties were reported in continuing operations since we have significant continuing involvement in the operations of these properties that now operate as franchised hotels. In order to help investors distinguish changes in our results from continuing operations versus changes due to the sale of these properties, we will discuss our operating results as reported and also on a comparable hotel basis to exclude the results of these sold properties from the hotel segment.

Comparable Hotel Revenue From Continuing Operations (Non-GAAP Data)

Comparable hotel revenue from continuing operations represents reported hotel segment revenue less the impact of the Seattle, Helena, Denver Southeast, Missoula and Pendleton properties' revenue. We utilize comparable hotel revenue from continuing operations as a financial measure because management believes that investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe it is a complement to reported revenue and other financial performance measures. Comparable hotel revenue from continuing operations is a non-GAAP measure and is not intended to represent reported hotel revenue defined by GAAP, and such information should not be considered as an alternative to reported hotel revenue or any other measure of performance prescribed by GAAP.

A breakdown of our comparable hotel revenues is as follows (in thousands, except for percentage changes):

				2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Room revenue from continuing operations (GAAP)	$78,536	$85,074	$85,544	$(6,538)		$(470)
less: room revenue from Seattle, Helena, Denver Southeast, Missoula and Pendleton properties	(308)	(9,014)	(15,206)	8,706		6,192
Comparable room revenue	$78,228	$76,060	$70,338	$2,168	2.9%	$5,722	8.1%

Food and beverage revenue from continuing operations (GAAP)	$21,858	$25,275	$27,330	$(3,417)		$(2,055)
less: food and beverage revenue from Seattle, Helena, Denver Southeast, Missoula and Pendleton properties	(59)	(3,112)	(5,407)	3,053		2,295
Comparable food and beverage revenue	$21,799	$22,163	$21,923	$(364)	(1.6)%	$240	1.1%

Other hotel revenue from continuing operations (GAAP)	$2,744	$3,161	$3,757	$(417)		$(596)
less: other hotel revenue from Seattle, Helena, Denver Southeast, Missoula and Pendleton properties	(6)	(719)	(1,533)	713		814
Comparable other hotel revenue	$2,738	$2,442	$2,224	$296	12.1%	$218	9.8%

Total hotel revenue from continuing operations (GAAP)	$103,138	$113,510	$116,631	$(10,372)		$(3,121)
less: Total hotel revenue from Seattle, Helena, Denver Southeast, Missoula and Pendleton properties	(373)	(12,845)	(22,146)	12,472		9,301
Comparable total hotel revenue	$102,765	$100,665	$94,485	$2,100	2.1%	$6,180	6.5%

2013 Compared to 2012

During 2013, revenue from the hotel segment decreased $10.4 million or 9.1% from 2012. The primary reason for the decline is the sale of properties in 2013. On a comparable basis, excluding the results of the Helena, Denver Southeast, Missoula and Pendleton properties, revenue from the hotel segment increased $2.1 million or 2.1% in 2013 compared to 2012. This comparable increase was primarily driven by a 3.9% increase in ADR. The increase in rate was primarily driven by an increase in the transient market segment. Our largest source of growth came from non-qualified retail, our highest rated customer segment. Focused growth in that segment along with management of the occupancy contribution from opaque online travel agency ("OTA") channels were a big part of our ADR increase strategy during 2013.

Revenue from our franchise segment increased $2.0 million to $7.1 million in 2013 compared to 2012. The addition of new franchised properties and contractual rate increases for existing franchisees drove this increase. Revenue in the entertainment segment increased $0.3 million to $9.4 million in 2013. The 2013 segment revenue was positively impacted by stronger ticket demand for events in the markets that our ticketing business serves.

2012 Compared to 2011

Revenues in 2012 from the hotel segment decreased $3.1 million or 2.7% from 2011, resulting primarily from the sale of the Helena property in the second quarter of 2012 and the Denver Southeast property in the fourth quarter of 2012. On a comparable basis, excluding the results of the Seattle, Helena, Denver Southeast, Missoula and Pendleton properties, revenue from the hotel segment increased $6.2 million or 6.5% in 2012 compared to 2011. This comparable increase was primarily driven by a 360 basis point increase in occupancy, resulting from higher transient volume.

Revenue from our franchise segment increased $1.2 million or 30.9% primarily resulting from the addition of new franchised properties during the year. Revenue from our entertainment segment decreased $2.2 million or 19.5%. The prior year was positively impacted by a successful 11 day production of the Broadway show Wicked. We did not have a similar production in 2012. Entertainment segment revenue was also negatively impacted by weak ticket demand for events in the markets that our ticketing business serves.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, depreciation and amortization, hotel facility and land lease expense, gain or loss on asset dispositions from continuing operations and undistributed corporate expenses. In 2013, operating expenses included increased marketing expense, additional costs associated with the CEO transition, additional board of director costs and legal costs.

In 2012, operating expenses included $9.4 million of pre-tax impairment charges on our Helena, Denver Southeast, Missoula and Pendleton properties. The Missoula, Helena, Denver Southeast and Pendleton properties were listed for sale in 2011 and 2012 and were adjusted to their estimated fair values less costs to sell based upon the listing prices.

Total operating expenses during 2013 compared to 2012 decreased $14.6 million. Operating expenses during 2012 included $9.4 million of pre-tax impairment charges which were the primary drivers of the large variance, in addition to decreased operating expenses after the sales of these properties.

Total operating expenses during 2012 compared to 2011 increased $14.5 million. Operating expenses during 2011 included a $33.5 million pre-tax gain on the sale of our Seattle property. In 2011, operating expenses also included a $14.2 million pre-tax goodwill impairment charge. During our annual impairment testing, we determined the carrying amount of the hotel reporting unit exceeded its fair value. Accordingly, a goodwill impairment charge of $14.2 million was recognized to impair all of the remaining goodwill associated with the hotel reporting unit. In 2011, we also recorded $8.9 million of pre-tax asset impairment charges for the Helena, Denver Southeast, Missoula and Vancouver properties previously discussed.

A breakdown of our operating expenses and direct margin by segment as reported for the years ended December 31, 2013, 2012, and 2011 can be seen below (in thousands):

Operating Expenses From Continuing Operations

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Operating Expenses From Continuing Operations
Hotels	$83,595	$92,076	$94,156
Franchise	6,555	4,758	3,838
Entertainment	9,189	9,020	10,584
Other	535	828	706
Depreciation and amortization	12,348	12,941	15,552
Hotel facility and land lease	4,464	4,143	4,964
Goodwill impairment	—	—	14,236
Asset impairment	—	9,440	8,417
Loss (gain) on asset dispositions, net	(148)	(164)	(33,379)
Undistributed corporate expenses	7,945	6,022	5,503
Total operating expenses	$124,483	$139,064	$124,577

Direct Operating Margin from Continuing Operations

	Year ended December 31,
	2013	2012	2011
	(In thousands, except percentages)
Hotels revenue - continuing(1)	$103,138	$113,510	$116,631
Direct margin (2)	$19,543	$21,434	$22,475
Direct margin %	18.9%	18.9%	19.3%
Franchise revenue	$7,135	$5,177	$3,955
Direct margin (2)	$580	$419	$117
Direct margin %	8.1%	8.1%	3.0%
Entertainment revenue	$9,439	$9,165	$11,379
Direct margin (2)	$250	$145	$795
Direct margin %	2.6%	1.6%	7.0%
Other revenue (1)	$343	$442	$423
Direct margin (2)	$(192)	$(386)	$(283)
__________

(1)	Excludes operations classified as discontinued.

(2)	Revenues less direct operating expenses.

Our reported hotel segment numbers for the periods presented in this report reflect results of the Seattle, Helena, Denver Southeast, Missoula and Pendleton properties which were sold between 2011 and 2013, for the full years prior to their sales, but only for partial years in the years in which they were sold. These properties were reported in continuing operations since we have significant continuing involvement in the operations of these properties that now operate as franchised hotels. In order to help investors distinguish changes in our results from continuing operations versus changes due to the sale of these properties, we will discuss our operating results as reported and also on a comparable hotel basis to exclude the results of these sold properties from the hotel segment.

Comparable Hotel Operating Expenses and Direct Margin From Continuing Operations (Non-GAAP Data)

A breakdown of our comparable hotel operating expenses and direct margin for the years ended December 31, 2013, 2012 and 2011 can be seen below (in thousands):

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Hotel operating expenses from continuing operations (GAAP)	$83,595	$92,076	$94,156
less: Hotel operating expenses from Seattle, Helena, Denver Southeast, Missoula and Pendleton properties	(718)	(11,790)	(18,628)
Comparable hotel operating expenses	$82,877	$80,286	$75,528
Hotel revenue from continuing operations (GAAP)	$103,138	$113,510	$116,631
less: Hotel revenue from Seattle, Helena, Denver Southeast, Missoula and Pendleton properties	(373)	(12,845)	(22,146)
Comparable hotel revenue	$102,765	$100,665	$94,485
Hotel direct operating margin from continuing operations (GAAP)	$19,543	$21,434	$22,475
less: Hotel direct operating margin from Seattle, Helena, Denver Southeast, Missoula and Pendleton properties	345	(1,055)	(3,518)
Comparable hotel direct margin	$19,888	$20,379	$18,957
Comparable hotel direct margin %	19.4%	20.2%	20.1%

Comparable hotel operating expenses from continuing operations represents reported hotel segment direct operating expenses less the impact of the Seattle, Helena, Denver Southeast, Missoula and Pendleton properties' expenses. We utilize comparable hotel operating expenses from continuing operations as a financial measure because management believes that investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe it is a complement to reported operating expenses and other financial performance measures. Comparable hotel operating expenses from continuing operations is a non-GAAP measure and is not intended to represent reported hotel operations expenses as defined by GAAP, and such information should not be considered as an alternative to reported hotel operating expenses or any other measure of performance prescribed by GAAP.

2013 Compared to 2012

Direct hotel expenses as reported were $83.6 million in 2013 compared to $92.1 million in 2012. The sales of the Helena, Denver Southeast, Missoula and Pendleton properties were the primary drivers of the overall decline in hotel expenses as we did not have a full year of those properties' expenses in 2013 (no expenses for Helena or Denver Southeast), whereas the prior year included seven months of expense related to the Helena property, ten months of expense related to the Denver Southeast property, and twelve months of expense related to the Missoula and Pendleton properties. On a comparable basis, direct hotel expenses were $82.9 million in 2013 compared to $80.3 million in 2012, representing a 3.2% increase. The year over year increase was primarily due to increased marketing expense to improve ADR as well as unfavorable comparisons to the prior year due to one-time labor cost adjustments that benefited 2012. On a comparable basis, the hotel segment had a direct margin of 19.4% in 2013 compared to 20.2% during 2012.

Direct expenses for the franchise segment in 2013 increased by $1.8 million compared to 2012, primarily driven by increased marketing costs.

Direct expenses for the entertainment segment in 2013 decreased $0.2 million as compared to 2012. The variance is driven by the change in the year over year timing and mix of shows.

Depreciation and amortization expenses decreased $0.6 million in 2013 compared to 2012. We do not depreciate our assets held for sale which is the primary driver of the variance. See Note 5 of Notes to Consolidated Financial Statements.

Hotel facility and land lease costs increased $0.3 million to $4.5 million in 2013 compared to 2012 primarily resulting from the sale of the Kalispell Mall property. Concurrent with the sale, we entered into an operating lease agreement with the buyer of the commercial mall under which we will continue to operate the attached Red Lion Hotel Kalispell. See Note 5 of Notes to Consolidated Financial Statements.

During 2012, we recorded pre-tax asset impairment charges of $9.4 million in continuing operations related to our Helena, Denver Southeast, Missoula and Pendleton properties, which were classified as assets held for sale in 2012. The carrying values of these properties were adjusted to their estimated fair value less costs to sell based upon the listing prices or other evidence of their estimated fair value. We had no such impairments in our continuing operations in 2013 as all impairments recognized were related to discontinued operations. See Note 6 of Notes to Consolidated Financial Statements.

Undistributed corporate expenses increased by $1.9 million in 2013 compared to 2012. We incurred additional corporate expenses during 2013 primarily due to CEO transition costs, increased board of director costs and legal expense. Undistributed corporate expenses include general and administrative charges such as corporate payroll, stock compensation expense, director's fees, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants' expense. We consider these expenses to be "undistributed" because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment, such as accounting, human resources and information technology, are distributed and included in direct expenses of the segments to which they are allocated.

2012 Compared to 2011

Total operating expenses during 2012 compared to 2011 increased $14.5 million. Operating expenses during 2011 included a $33.5 million pre-tax gain on the sale of our Seattle property, which is the primary driver of the large variance. In 2011, operating expenses also included a $14.2 million pre-tax goodwill impairment charge and $8.4 million of impairment charges for the Missoula, Helena, Denver Southeast and Vancouver properties previously discussed. During our annual impairment testing, we determined the carrying amount of the hotel reporting unit exceeded its fair value. Accordingly, a goodwill impairment charge of $14.2 million was recognized to impair all of the remaining goodwill associated with the hotel reporting unit.

Direct hotel expenses as reported were $92.1 million in 2012 compared to $94.2 million in 2011. The sales of the Seattle, Helena and Denver Southeast properties were the primary drivers of the overall decline in hotel expenses as we did not have a full year of those properties' expenses in 2012, whereas the prior year included six months of expense related to the Seattle property and twelve months of expense related to the Helena and Denver Southeast properties. On a comparable basis, direct hotel expenses were $80.3 million compared to $75.5 million, representing a 6.3% increase. Higher costs associated with higher transient volume, primarily reservations and commissions expense were the primary drivers of the increase. On a comparable basis, the segment recorded direct margin in 2012 of 20.2% compared to 20.1% in 2011.

Direct costs from the franchise segment increased $0.9 million in 2012 from 2011 primarily driven by increased marketing costs.

Direct expenses for the entertainment segment in 2012 decreased $1.6 million, or 14.8%, compared to 2011, which included costs associated with the successful production during that year of the Broadway play Wicked.

Depreciation and amortization expenses decreased $2.6 million in 2012 compared to 2011. We stopped depreciating our assets held for sale which was the primary driver of the variance. See Note 5 of Notes to Consolidated Financial Statements.

Hotel facility and land lease costs declined $0.9 million to $4.1 million in 2012 compared to 2011 primarily resulting from the acquisition from iStar Financial in November 2011 of a number of properties that we previously leased.

During 2012, we recorded pre-tax asset impairment charges of $9.4 million in continuing operations related to our Helena, Denver Southeast, Missoula and Pendleton properties, which were classified as assets held for sale in 2012. The carrying values of these properties were adjusted to their estimated fair value less costs to sell based upon the listing prices or other evidence of their estimated fair value. During 2011, we recorded a $14.2 million goodwill impairment charge and pre-tax asset impairment charges of $8.9 million on our Helena, Denver Southeast, Missoula and Vancouver properties.

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

Interest Expense

Interest expense for the year ended December 31, 2013 decreased $1.4 million to $5.5 million The decline is attributable to a decline in the principal amount of debt outstanding in 2013 as well as lower interest rates on our debt. Our average pre-tax interest rate on debt during 2013 was 6.3% compared to 7.5% in 2012.

Interest expense for the year ended December 31, 2012 decreased $1.4 million to $7.0 million compared to $8.4 million recorded in 2011. The decline is primarily attributable to a decline in the principal amount of debt outstanding in 2012. Our average pre-tax interest rate on debt during 2012 was 7.5% compared to 7.0% in 2011.

Income Taxes

Our effective income tax rate with respect to income from continuing operations for 2013 was (7.9)% as compared to (36.2)% and 5,107.1% for 2012 and 2011, respectively. The variances in our rate are due primarily to recording a valuation allowance of $5.9 million against the Company's net deferred tax assets in 2013 and the 2011 impairment of $14.2 million of book basis goodwill which is not deductible for tax purposes. Other items giving rise to a difference between our statutory U.S. federal tax rate of 34% and our effective rate include state taxes and incentive tax credits allowed under federal law.

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

In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

Based on our current assessment of future taxable income, a valuation allowance is required to reduce our deferred tax assets to an amount that is more likely than not to be realized. We relied on the reversal of certain deferred tax liabilities for realization of a portion of our deferred tax assets and recorded a valuation allowance on the remaining balance at December 31, 2013.

Discontinued Operations

During the year ended December 31, 2013, we listed for sale six hotel properties and classified them as discontinued operations. Additionally, we decided to terminate a catering contract in Yakima, Washington. Finally, in December 2013, we entered into an agreement to assign the lease for our hotel property in Eugene, Oregon and cease operations in January 2014. Accordingly, the results of these operations have been classified as discontinued operations in our consolidated statements of comprehensive income (loss) for all periods presented. During the year ended December 31, 2012, we concluded that we did not intend to maintain continuing involvement with our retail shopping center in Kalispell, Montana which was listed for sale. Additionally, we determined that we would not have continuing involvement in certain real estate ownership in Sacramento, California. Accordingly, the results of these operations have been classified as discontinued operations in our consolidated statements of comprehensive income (loss) for all periods presented. For the year ended December 31, 2011, we concluded that we did not intend to maintain continuing involvement with our hotel listed for sale located in Medford, Oregon. Accordingly, the operations of this hotel have been classified as discontinued operations in our consolidated statements of comprehensive income (loss) for all years presented. For additional information, see Note 6 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

As of December 31, 2013, we had total long term debt maturing within one year of $3.0 million. This is the current portion of a term loan from Wells Fargo Bank, National Association ("Wells Fargo") with a total outstanding balance of $43.5 million, which matures on June 30, 2018. Our current assets (excluding assets held for sale) at December 31, 2013 exceeded our current liabilities, by $6.1 million. Prior to 2013, we held restricted cash in escrow in accordance with our various borrowing arrangements on debt that matured in July 2013. The balances in the accounts were released when this debt was repaid.

During the quarter ended June 30, 2013, we entered into an agreement with Wells Fargo to expand our existing credit facility. The balance of the term loan under the credit facility at the time of the expansion was $0.5 million and there was no outstanding balance on the revolving line of credit. The term loan was increased to a total of $45 million, with $38.2 million used to refinance other debt that was maturing on July 11, 2013. The remaining balance of the term loan will be used for capital expenditures and for general corporate purposes. See Note 8 of Notes to Consolidated Financial Statements for additional information.
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

•
The credit facility requires us to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage, debt service and loan coverage ratios. It also includes customary events of default. We were in compliance with these covenants at December 31, 2013.

We can access up to $10 million on our current revolving line of credit, a portion of which supports outstanding letters of credit totaling approximately $0.2 million at December 31, 2013. The revolving line of credit, which is subject to certain financial covenants, allows us to fund operating needs and may be limited based on a formula relating to the trailing twelve-month consolidated net income of the hotel properties collateralizing the facility. The revolving line of credit was not subject to limitation based on this calculation at December 31, 2013. At December 31, 2013 and as of the date of filing this Form 10-K, $9.8 million on the revolving line of credit was available as we had $0.2 million in letters of credit. We continue to be in compliance with our debt covenants, to generate positive cash flow from operations and to have adequate liquidity to fund our ongoing operating activities; however there can be no assurance that we will be able to repay or refinance our debts when they mature or invest in our hotels to remain competitive at our current rates.

We are committed to keeping our properties well-maintained and attractive to our customers in order to maintain our competitiveness within the industry and keep our hotels properly positioned in their markets. This requires ongoing access to capital for replacement of outdated furnishings as well as for facility repair, modernization and renovation. Over the last five to six years, our levels of capital expenditures for these purposes have been lower than normal due to the general economic conditions impacting our industry. As a result, we believe it will be necessary to invest capital in our hotels at higher levels than in recent years to support the room rates that we have historically charged.

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

At December 31, 2013 total outstanding debt was $73.9 million, net of discount. Included in that amount is $30.8 million of debentures due to Red Lion Hotels Capital Trust. Our average pre-tax interest rate on debt was 6.3% at December 31, 2013, of which 64.9% was fixed at an average rate of 7.8% and 35.1% was at an average variable rate of 3.4%.

We have announced a listing for sale or the intent to sell some of our real estate assets. See Note 6 and Note 7 of Notes to Consolidated Financial Statements for further detail.

Operating Activities

Net cash provided by operating activities in 2013 totaled $7.1 million, a $6.4 million decrease from net cash provided by operating activities of $13.5 million during 2012 and a $5.3 million increase from $1.8 million net cash provided in 2011. The primary drivers of the 2013 decrease from 2012 are unfavorable timing of accounts payable payments and other accrued expenses. Additionally, we funded our January 3, 2012 payroll of approximately $1.7 million on December 30, 2011, resulting in a reduction in accrued payroll. In addition to the timing of our liabilities we have seen an increase the use of restricted cash for payments of capital purchases for our CMBS debt properties (properties which had debt consisting of mortgage notes payable, collateralized by real property, and equipment).

Investing Activities

Net cash provided by investing activities totaled $6.4 million during 2013 compared to net cash provided by investing activities of $12.3 million during 2012 and net cash used in investing activities of $21.6 million in 2011. The primary driver of the decrease in 2013 was the $16.0 million net cash received for the sales of our Missoula, Medford, Pendleton and Kalispell Mall properties compared to the net cash of $20.8 million received in 2012 for the sales of our Sacramento, Helena and Denver Southeast properties and $68.3 million that we received from the sale of our Seattle property in 2011. Additionally we spent $13.2 million in capital improvements in 2013, whereas we spent only $8.4 million in 2012.

Financing Activities

Net cash used in financing activities was $6.9 million during 2013, compared to $21.3 million in 2012 and $25.4 million in 2011. Financing activities during 2013 included the expansion of our credit facility to $45 million, a portion of which was used to repay $38.9 million of our CMBS debt and also included repayment of $11.3 million of our prior credit facility, of which $8.8 million was from proceeds received from the sale of our Kalispell Mall property. Financing activities in 2012 included the net repayment of $0.8 million of our revolving credit facility borrowings, $1.0 million of our CMBS debt and $18.9 million of our term loan, $17.7 million of which was from proceeds received from the sale of our Sacramento, Helena and Denver Southeast properties. The year 2011 included the retirement of a revolving credit facility in the amount of $28.0 million.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and estimated interest on debt, as of December 31, 2013 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt, excluding debentures (1)	$50,378	$4,745	$9,123	$36,510	$—
Operating and capital leases	25,825	4,660	7,120	4,079	9,966
Service agreements	825	275	550	—	—
Debentures due Red Lion
Hotels Capital Trust (1)	119,162	2,928	5,856	5,856	104,522
Total contractual obligations (2)	$196,190	$12,608	$22,649	$46,445	$114,488
__________

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

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

In addition to the above mentioned obligation, we have leasehold interests at other hotel properties as well as our corporate headquarters located in Spokane, Washington. These leases require us to pay fixed monthly rent and have expiration dates of 2016 and beyond which are reflected in the table above. The table below summarizes the terms of the leases, including extension periods at our option, for our hotel properties as of December 31, 2013:

Property	Expiration date of lease	Extension periods
Red Lion Hotel Eugene	January 2014 (1)
Red Lion River Inn	October 2018	Three renewal terms of five years each
Red Lion Hotel Seattle Airport	December 2024	One renewal term of five years
Red Lion Hotel Vancouver (at the Quay)	December 2020	None
Red Lion Anaheim	April 2016	18 renewal terms of five years each
Red Lion Hotel Kalispell	April 2028	Three renewal terms of five years each

(1) The original lease had an expiration date of February 2062; however in December 2013, we negotiated with the owner to assign the lease to an outside third party and in January 2014 we ceased operation of this hotel property.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Matters

Franchise Update

At December 31, 2013, our network of hotels included 30 hotels under franchise agreements, representing a total of 7,685 rooms and 473,517 square feet of meeting space.

In the first quarter of 2013, the Red Lion Denver Airport and Red Lion Inn & Suites Kent converted to the brand. Concurrent with the sale of the Missoula property, we signed a franchise agreement with the buyer. In March 2013, the Las Vegas Hotel & Casino, also known as the LVH, was the first hotel to join under our newly launched Leo Hotel Collection brand.

In the second quarter of 2013, the Red Lion Inn & Suites Kennewick and Red Lion Inn & Suites Tempe converted to the brand and concurrent with the sale of the Pendleton property, we signed a franchise agreement with the buyer. Also during the second quarter we received advance notice of termination from our franchisee at our Seattle Fifth Avenue Hotel. We anticipate their departure from our network in June 2014. This hotel generated approximately 15% of our total franchise segment revenue for the year ended December 31, 2013.

During the third quarter of 2013, the Riverside Hotel in Boise, Idaho joined the Leo Hotel Collection

In the fourth quarter of 2013, the Red Lion Hotel Ontario Airport, the Red Lion Inn & Suites Perris and the Red Lion Inn & Suites Walla Walla converted to the brand.

Subsequent to December 31, 2013, we signed a franchise agreement with a property in Tucson, Arizona, and the property is expected to convert to a Red Lion Inns & Suites in May 2014.

Asset Sale Update

During 2013, we completed the sales of our properties that were listed in 2012 and earlier: the Red Lion Hotel in Missoula, Montana, the Red Lion Hotel in Pendleton, Oregon, our commercial mall in Kalispell, Montana and the Red Lion Hotel in Medford,

Oregon. As noted above, we have retained the Missoula and Pendleton properties as franchises and the Red Lion Hotel that is attached to the commercial mall as a leased property.

In November 2013, our board of directors approved a new multi-pronged growth strategy designed to allow us to refine our owned hotel portfolio and place greater emphasis on franchising and development in major Western U.S. markets.

As part of that growth strategy, we listed for sale six non-strategic properties:

•	Red Lion Hotel Canyon Springs, 112 rooms, 5,085 sq. feet of meeting space

•	Red Lion Hotel Columbia Center, 162 rooms, 9,700 sq. feet of meeting space

•	Red Lion Hotel & Conference Center Kelso/Longview, 161 rooms, 8,670 sq. feet of meeting space

•	Red Lion Hotel Pocatello, 150 rooms, 13,000 sq. feet of meeting space

•	Red Lion Hotel Wenatchee, 149 rooms, 7,678 sq. feet of meeting space

•	Red Lion Hotel Yakima Center, 156 rooms, 11,000 sq. feet of meeting space

Seasonality

Our business is subject to seasonal fluctuations, with more revenues and profits realized from May through October than during the rest of the year. During 2013, revenues during the second and third quarters approximated 25.6% and 30.5%, respectively, of total revenues for the year, compared to revenues of 21.9% and 22.0% of total revenues during the first and fourth quarters respectively.

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

Entertainment - Computerized event ticketing services and promotion of Broadway style shows and other special events. Where we act as an agent and receive a net fee or commission, revenue is recognized in the period the services are performed. When we are the promoter of an event and are at-risk for the production, revenues and expenses are recorded in the period of the event performance.

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

New and Future Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 requires an entity to present an unrecognized tax benefit and an NOL carryforward, a similar tax loss, or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, in which case a liability would be recognized. ASU 2013-11 will be effective for fiscal periods beginning after December 15, 2013, with early adoption permitted. We have evaluated the impact of the adoption of this pronouncement and determined that it will not have a material impact on our consolidated financial statements.

Management has assessed the potential impact of other recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to our company, or are not anticipated to have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from outstanding debt. As of December 31, 2013, our outstanding debt, including current maturities and excluding unamortized origination fees, was $74.3 million.

At December 31, 2013, $30.8 million of our outstanding debt was subject to currently fixed interest rates and was not exposed to market risk from rate changes. In addition, $17.4 million of the $43.5 million outstanding on the variable rate term loan is subject to an interest rate swap, which effectively fixes its interest rate at 4.88%. The remaining $26.1 million outstanding under the term loan remains subject to variable rates, currently at 3.4%. We can access up to $10 million on our current revolving line of credit, a portion of which supports outstanding letters of credit. The revolving line of credit, which is subject to certain financial covenants, allows us to fund operating needs and may be limited based on a formula relating to the trailing twelve-month consolidated net income of the hotel properties collateralizing the facility. As of December 31, 2013, $9.8 million on the revolving line of credit was available as we had $0.2 million in letters of credit at that date.

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

The below table summarizes our debt obligations at December 31, 2013 on our consolidated balance sheet (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Debt, excluding debentures	$3,000	$3,000	$3,000	$3,000	$31,500	$—	$43,500	$44,311
Average interest rate							4.2%
Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$32,058
Average interest rate							9.5%

Item 8.	Financial Statements and Supplementary Data
See Item 15 of this annual report for certain information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this Item 8.
The following table sets forth supplementary financial data (in thousands except per share amounts) for each quarter for the years ended December 31, 2013 and 2012, derived from our unaudited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements.

	Year ended December 31, 2013 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Room revenue	$15,990	$20,857	$25,947	$15,743	$78,537
Food and beverage revenue	5,143	5,400	5,622	5,693	21,858
Other hotel revenue	493	625	961	664	2,743
Total hotels segment revenue	21,626	26,882	32,530	22,100	103,138
Franchise revenue	1,264	1,943	2,367	1,561	7,135
Entertainment revenue	3,373	1,778	1,623	2,665	9,439
Other revenue	85	86	85	87	343
Total revenues	$26,348	$30,689	$36,605	$26,413	$120,055

Operating income (loss) from continuing operations	$(3,433)	$(775)	$3,181	$(3,401)	$(4,428)

Gain on asset disposition	(92)	(28)	65	(93)	(148)
Income (loss) from continuing operations	(2,942)	(1,407)	929	(5,299)	(8,719)
Income (loss) from discontinued operations (1)	(169)	201	299	(8,659)	(8,328)
Net income (loss) attributable to Red Lion Hotels Corporation	$(3,111)	$(1,206)	$1,228	$(13,958)	$(17,047)

Earnings (loss) per share - basic and diluted	$(0.16)	$(0.06)	$0.06	$(0.71)	$(0.87)

	Year ended December 31, 2012 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Room revenue	$17,324	$23,119	$28,570	$16,061	$85,074
Food and beverage revenue	5,962	6,940	6,596	5,777	25,275
Other hotel revenue	553	712	1,122	774	3,161
Total hotels segment revenue	23,839	30,771	36,288	22,612	113,510
Franchise revenue	1,089	1,308	1,556	1,224	5,177
Entertainment revenue	2,524	2,376	1,456	2,809	9,165
Other revenue	111	122	93	116	442
Total revenues	$27,563	$34,577	$39,393	$26,761	$128,294

Operating income (loss) from continuing operations	$(9,286)	$740	$2,129	$(4,353)	$(10,770)

Asset impairment (2)	6,677	252	1,867	644	9,440
Gain on asset disposition	(104)	(105)	(16)	61	(164)
Income (loss) from continuing operations	(6,895)	(696)	52	(3,622)	(11,161)
Income (loss) from discontinued operations	(273)	(2,274)	(958)	(15)	(3,520)
Less net income or loss attributable to noncontrolling interest	(7)	—	—	—	(7)
Net income (loss) attributable to Red Lion Hotels Corporation	$(7,161)	$(2,970)	$(906)	$(3,637)	$(14,674)

Earnings (loss) per share - basic and diluted	$(0.37)	$(0.15)	$(0.05)	$(0.19)	$(0.76)

(1)
During the fourth quarter of 2013, we recorded aggregate pre-tax asset impairment charges of $7.8 million on our assets held for sale. In addition, we recorded pre-tax asset impairment charges of $1.1 million on our Eugene property. These impairment charges are reflected in discontinued operations. Also, during the fourth quarter of 2013, we recorded a valuation allowance of $5.9 million against our net deferred tax assets

(2)
During the third and fourth quarters of 2012, we recorded pre-tax asset impairment charges of $1.9 million and $0.4 million, respectively on our Pendleton property, an asset held for sale (the sale of which was completed in the second quarter of 2013). During the first and second quarters of 2012, we recorded pre-tax asset impairment charges of $2.0 million and $0.3 million, respectively on our Helena property, an asset held for sale (the sale of which was completed in the third quarter of 2012). During the first quarter of 2012, we recorded a pre-tax asset impairment charge of $3.9 million on our Denver Southeast property, also an asset held for sale (the sale of which was completed in the fourth quarter of 2012). During the first and fourth quarters of 2012, we recorded pre-tax impairment charges of $0.7 million and $0.2 million, respectively on our Missoula property, an asset held for sale (the sale of which was completed in the first quarter of 2013).

Financial Statements
The 2013 Consolidated Financial Statements of Red Lion Hotels Corporation are
presented on pages 50 to 78 of this annual report.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Red Lion Hotels Corporation
Spokane, Washington
We have audited the accompanying consolidated balance sheets of Red Lion Hotels Corporation (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Lion Hotels Corporation at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Red Lion Hotels Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Spokane, WA
March 5, 2014

RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and December 31, 2012

	2013	2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$13,058	$6,477
Restricted cash	—	2,417
Accounts receivable, net	6,283	5,774
Notes receivable	672	4,112
Inventories	1,386	1,329
Prepaid expenses and other	2,873	2,648
Deferred income taxes	1,034	2,342
Other current assets	393	—
Assets held for sale	18,346	18,288
Total current assets	44,045	43,387
Property and equipment, net	166,356	195,012
Goodwill	8,512	8,512
Intangible assets	6,992	6,992
Notes receivable - long term	4,423	2,902
Other assets, net	4,298	4,137
Total assets	$234,626	$260,942
LIABILITIES
Current liabilities:
Accounts payable	$4,763	$5,967
Accrued payroll and related benefits	2,786	2,504
Accrued interest payable	25	190
Advance deposits	199	248
Other accrued expenses	8,465	9,286
Long-term debt, due within one year	3,000	49,178
Total current liabilities	19,238	67,373
Long-term debt, net of discount	40,058	—
Deferred income	3,455	3,923
Deferred income taxes	3,841	5,913
Debentures due Red Lion Hotels Capital Trust	30,825	30,825
Total liabilities	97,417	108,034

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock- 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock- 50,000,000 shares authorized; $0.01 par value; 19,687,232 and 19,451,849 shares issued and outstanding	197	195
Additional paid-in capital, common stock	152,303	150,798
Accumulated other comprehensive loss, net of tax	(159)	—
Retained earnings (accumulated deficit)	(15,132)	1,915
Total stockholders' equity	137,209	152,908
Total liabilities and stockholders' equity	$234,626	$260,942
The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2013, 2012, and 2011

	2013	2012	2011
	(In thousands, except per share data)
Revenue:
Hotels	$103,138	$113,510	$116,631
Franchise	7,135	5,177	3,955
Entertainment	9,439	9,165	11,379
Other	343	442	423
Total revenues	120,055	128,294	132,388
Operating expenses:
Hotels	83,595	92,076	94,156
Franchise	6,555	4,758	3,838
Entertainment	9,189	9,020	10,584
Other	535	828	706
Depreciation and amortization	12,348	12,941	15,552
Hotel facility and land lease	4,464	4,143	4,964
Goodwill impairment	—	—	14,236
Asset impairment	—	9,440	8,417
Gain on asset dispositions, net	(148)	(164)	(33,379)
Undistributed corporate expenses	7,945	6,022	5,503
Total operating expenses	124,483	139,064	124,577
Operating income (loss)	(4,428)	(10,770)	7,811
Other income (expense):
Interest expense	(5,516)	(6,959)	(8,355)
Other income, net	474	229	431
Income (loss) from continuing operations before taxes	(9,470)	(17,500)	(113)
Income tax (benefit) expense	(751)	(6,339)	5,771
Income (loss) from continuing operations	(8,719)	(11,161)	(5,884)
Discontinued operations:
Income (loss) from discontinued business units, net of income tax (benefit) expense of $0, $383 and $(668), respectively	1,303	1,006	(809)
Loss on disposal and impairment of the assets of the discontinued business units, net of income tax (benefit) expense of $0, $(2,566) and $(210), respectively	(9,631)	(4,526)	(369)
Income (loss) from discontinued operations	(8,328)	(3,520)	(1,178)
Net income (loss)	(17,047)	(14,681)	(7,062)
Less net income (loss) attributable to noncontrolling interest	—	(7)	86
Net income (loss) attributable to Red Lion Hotels Corporation	(17,047)	(14,674)	(7,148)
Comprehensive income (loss)
Unrealized gains (losses) on cash flow hedge, net of tax	(159)	—	—
Comprehensive income (loss) attributable to Red Lion Hotels Corporation	$(17,206)	$(14,674)	$(7,148)
Earnings (loss) per share attributable to Red Lion Hotels Corporation
Basic and diluted:
Net income (loss) from continuing operations	$(0.45)	$(0.58)	$(0.31)
Net income (loss) from discontinued operations	$(0.42)	$(0.18)	$(0.07)
Net income (loss) attributable to Red Lion Hotels Corporation	$(0.87)	$(0.76)	$(0.38)
Weighted average shares - basic	19,575	19,327	19,053
Weighted average shares - diluted	19,575	19,327	19,053

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2013, 2012, and 2011

	Red Lion Hotels Corporation Stockholders' Equity
	Common Stock					Equity Attributable to Non-controlling Interest

	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)		Total Equity
	(In thousands, except share data)
Balances, December 31, 2010	18,869,254	$189	$146,834	$23,737	$—	$5	$170,765
Net income (loss)	—	—	—	(7,148)	—	86	(7,062)
Distributions to noncontrolling interest	—	—	—	—	—	(34)	(34)
Stock issued under employee stock purchase plan	22,382	—	129	—	—	—	129
Stock issued under option plan	163,035	2	874	—	—	—	876
Stock based compensation	117,999	1	1,106	—	—	—	1,107
Excess tax benefit from stock-based compensation	—	—	84	—	—	—	84
Balances, December 31, 2011	19,172,670	192	149,027	16,589	—	57	165,865
Net income (loss)	—	—	—	(14,674)	—	(7)	(14,681)
Stock issued under employee stock purchase plan	17,304	—	102	—	—	—	102
Stock issued under option plan	61,492	1	348	—	—	—	349
Stock based compensation	155,546	2	1,253	—	—	—	1,255
Common stock exchanged for non-controlling interest in partnership	44,837	—	50	—	—	(50)	—
Excess tax benefit from stock-based compensation	—	—	18	—	—	—	18
Balances, December 31, 2012	19,451,849	195	150,798	1,915	—	—	152,908
Net income (loss)	—	—	—	(17,047)	—	—	(17,047)
Stock issued under employee stock purchase plan	13,765	—	82	—	—	—	82
Stock issued under option plan	2,000	—	11	—	—	—	11
Stock based compensation	219,618	2	1,514	—	—	—	1,516
Excess tax shortfall from stock-based compensation	—	—	(102)	—	—	—	(102)
Loss on valuation of swap contract, net of tax	—	—	—	—	(159)	—	(159)
Balances, December 31, 2013	19,687,232	$197	$152,303	$(15,132)	$(159)	$—	$137,209

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013, 2012, and 2011

	2013	2012	2011
	(In thousands)
Operating activities:
Net income (loss)	$(17,047)	$(14,681)	$(7,062)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,147	15,815	19,021
(Gain) loss on disposition of property, equipment and other assets, net	660	80	(33,379)
Amortization of debt issuance costs	100	—	—
Goodwill impairment	—	—	14,236
Asset impairment	8,858	16,294	9,449
Deferred income taxes	(764)	(8,314)	4,458
Equity in investments	53	1	52
Stock based compensation expense	1,819	1,344	1,251
Provision for doubtful accounts	110	423	176
Change in current assets and liabilities:
Restricted cash	2,417	941	762
Accounts receivable	(711)	1,000	(1,764)
Notes receivable	—	(109)	—
Inventories	(152)	(61)	(56)
Prepaid expenses and other	(225)	(675)	(36)
Other current assets	(5)	—	—
Accounts payable	(1,261)	1,039	(2,218)
Income taxes payable	—	—	—
Accrued payroll and related benefits	282	526	(2,264)
Accrued interest payable	(165)	(41)	(45)
Deferred income	—	(17)	275
Other accrued expenses and advance deposits	(1,029)	(95)	(1,059)
Net cash (used in) provided by operating activities	7,087	13,470	1,797
Investing activities:
Purchases of property and equipment	(13,193)	(8,442)	(46,278)
Proceeds from disposition of property and equipment	16,025	20,819	68,346
Collection of notes receivable related to property sales	3,706	—	—
Advances to Red Lion Hotels Capital Trust	(27)	(27)	(27)
Other, net	(70)	(3)	(430)
Net cash (used in) provided by investing activities	6,441	12,347	21,611

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
For the Years Ended December 31, 2013, 2012, and 2011

	2013	2012	2011
	(In thousands)
Financing activities:
Borrowings on credit facility	—	2,122	10,844
Borrowings on long-term debt	44,500	—	18,042
Repayment of credit facility	(11,300)	(2,966)	—
Retirement of revolving credit facility	—	—	(28,000)
Repayment of long-term debt	(38,878)	(20,474)	(25,542)
Distribution to operating partnership unit holders	—	—	(34)
Proceeds from stock options exercised	11	349	876
Proceeds from issuance of common stock under employee stock purchase plan	82	102	129
Common stock redeemed	(303)	(214)	(144)
Additions to deferred financing costs	(957)	(258)	(1,694)
Tax benefit associated with stock based plans	(102)	18	84
Net cash (used in) provided by financing activities	(6,947)	(21,321)	(25,439)

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	6,581	4,496	(2,031)
Cash and cash equivalents at beginning of year	6,477	1,981	4,012
Cash and cash equivalents at end of year	$13,058	$6,477	$1,981

Supplemental disclosure of cash flow information:
Cash paid during years for:
Income taxes	$46	$149	$415
Interest on debt	$5,629	$7,000	$8,418
Cash received during years for:
Income taxes	$384	$44	$—
Non-cash operating, investing and financing activities:
Reclassification of property and other assets to assets held for sale	$18,890	$4,277	$30,380
Exchange of note receivable for real property	$1,720	$6,000	$—
Exchange of common stock for noncontrolling interest in partnership	$—	$50	$—
Conversion of restricted cash to accounts receivable	$—	$75	$—
Conversion of note receivable to fixed assets	$—	$210	$—
Conversion of accounts receivable to note receivable	$67	$277	$—
Reclassification of intangible assets to property and equipment	$—	$—	$953
Bonuses to employees paid in stock	$—	$125	$—

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation ("Red Lion", "we", "our", "us" or the "company") is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of hotels under our proprietary brands, including Red Lion Hotels, Red Lion Inns & Suites and Leo Hotel Collection (the "Red Lion Brands"). Established over 30 years ago, the Red Lion brand is regionally recognized and is particularly well known in the western United States, where our hotels are located. The Red Lion brand is typically associated with midscale full and select service hotels. As of December 31, 2013, the Red Lion network of hotels was comprised of 55 hotels located in ten states and one Canadian province. The Red Lion Hotels and Red Lion Inn & Suites network was comprised of 53 hotels with 9,195 rooms and 462,822 square feet of meeting space, of which we operated 25 hotels (19 are wholly owned and six are leased) and 28 are franchised. The Leo Hotel Collection was comprised of two hotels with 3,256 rooms and 241,000 square feet of meeting space.

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

Restricted Cash

In accordance with our various borrowing arrangements, at December 31, 2012 cash of approximately $2.4 million was held in escrow for the future payment of insurance, property taxes, repairs and furniture and fixtures.

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

The following schedule summarizes the activity in the allowance account for trade accounts receivable for the past three years for continuing operations:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Allowance for doubtful accounts, continuing operations
Balance, beginning of year	$82	$385	$487
Additions to allowance	117	110	185
Write-offs, net of recoveries	(71)	(413)	(287)
Balance, end of year	$128	$82	$385

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

Valuation of Finite Lived Intangibles and Long-Lived Assets

We test finite lived intangibles and long-lived asset groups for recoverability when changes in circumstances indicate the carrying value may not be recoverable, for example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, or significant negative industry or economic trends. We also perform a test for recoverability when management has committed to a plan to sell or otherwise dispose of an asset group and the plan is expected to be completed within a year. We evaluate recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that we expect will be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the estimated fair value. When we recognize an impairment loss for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their remaining useful life.

We base our calculations of the estimated fair value of a finite lived intangible asset or asset group on the income approach or the market approach. The assumptions and methodology utilized for the income approach are the same as those described in the "Valuation of Goodwill" caption. For the market approach, we use analyses based primarily on market comparables, recent appraisals and assumptions about market capitalization rates, growth rates, and inflation.

For information on impairment losses recorded in 2013, 2012 and 2011 associated with finite lived intangibles and long-lived assets, see Note 4, Note 5 and Note 6.

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

For information on the assets classified as held for sale, see Note 5.

Notes Receivable

We carry notes receivable at their estimated collection amount and they are classified as either current or noncurrent depending on the expected collection date. Interest income on notes receivable is recognized using the interest method.

During 2013, we sold a property, the Red Lion Hotel Pendleton ("Pendleton property") and received a $1.72 million secured promissory note. Refer to Note 5 and Note 6 for further discussion.

During 2012, we sold two properties, Red Lion Hotel Sacramento at Arden Village ("Sacramento property") and Red Lion Hotel Denver Southeast in Aurora, Colorado ("Denver Southeast property") and received a $2.7 million secured promissory note and a $4.0 million secured promissory note, respectively. Refer to Note 5 and Note 6 for further discussion.

Other Assets

Other assets primarily include deferred loan costs, equity method and cost method investments discussed in Note 1. Deferred loan costs are amortized using the effective interest method over the term of the related loan agreement, and totaled $42,000, $0.2 million and $0.7 million at December 31, 2013, 2012 and 2011, respectively.

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

Deferred Income

During the year ended December 31, 2011, we entered into an agreement with a new tenant of the Sacramento property. We received $0.3 million in consideration that was to be amortized over the lease period as deferred lease revenue. During 2012, prior to the sale of the property, we recognized $16,000 in deferred lease income and upon the sale of the property the remaining amount was recognized. Refer to Note 6. During the year ended December 31, 2011, we recognized $23,000 in deferred lease income.

In 2003, we sold a hotel to an unrelated party in a sale-operating leaseback transaction. The pre-tax gain on the transaction of approximately $7.0 million was deferred and is being amortized into income over the period of the lease term, which expires in November 2018 and is renewable for three, five-year terms at our option. During 2013, 2012 and 2011, we recognized income of approximately $0.5 million each year for the amortization of the deferred gain. The remaining balance at December 31, 2013, was $2.3 million.

Income Taxes

Deferred tax assets and liabilities and income tax expenses and benefits are recorded for the expected future income tax consequences of events that have been recognized in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Certain wholly or partially-owned entities, including RLHLP and Bellevue Inn LLC, do not directly pay income taxes. Instead, their taxable income flows through to us.

We recognize deferred tax assets to the extent that we determine these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. At December 31, 2013, we determined that we may not be able to realize all of our deferred tax assets before expiration, and therefore have recorded a valuation allowance. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. See Note 14 for more detail.

We recognize the financial statement effect of a tax position when, based on the technical merits of the uncertain tax position, it is more likely than not to be sustained on a review by taxing authorities. These estimates are based on judgments made from information currently available to us. We review these estimates and make changes to recorded amounts of uncertain tax positions as facts and circumstances warrant. For additional information about income taxes, see Note 14.

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

•
Entertainment - Online ticketing services, ticketing inventory management systems, promotion of Broadway-style shows and other special events. Where we act as an agent and receive a net fee or commission, revenue is recognized in the period the services are performed. When we are the promoter of an event and are at-risk for the production, revenues and expenses are recorded in the period of the event performance.

Advertising and Promotion

Costs associated with advertising and promotional efforts are generally expensed as incurred. During the years ended December 31, 2013, 2012 and 2011, we incurred approximately $3.9 million, $3.1 million and $3.4 million, respectively, in advertising expense from continuing operations. These amounts include advertising and promotion spent by our Central Program Fund discussed below.

Central Program Fund

In 2002, we established the Central Program Fund ("CPF") in accordance with our various domestic franchise agreements. The CPF acts as an agent in providing services to its members, the hotels owned and leased by us and our franchisees. These services include advertising, frequent guest program administration, reservation services, national sales promotions and brand and revenue management services intended to increase sales and enhance the reputation of the Red Lion Brands. CPF contributions made by company owned and leased hotels and those made by the franchisees, based on the individual franchise agreements, are up to 4.5% of room revenue. We can elect to contribute additional funds to the CPF in order to accelerate brand awareness or increase marketing and advertising expense to grow the brand, among other things. Activities of the CPF are conducted as a service, not as an operation or business venture.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share gives effect to all dilutive potential shares that are outstanding during the period and include outstanding stock options and other outstanding employee equity grants, as well as the effect of noncontrolling interest related to the previously outstanding operating partnership units of RLHLP, by increasing the weighted-average number of shares outstanding by their effect. When we report a net loss during the period, basic and diluted earnings (loss) per share are the same. See Note 13.

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

Reclassifications

Certain amounts disclosed in prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported income/losses, cash flows, total assets, or stockholders' equity as previously reported. See Note 4, Note 5 and Note 6.
Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 requires an entity to present an unrecognized tax benefit and an NOL carryforward, a similar tax loss, or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, in which case a liability would be recognized. ASU 2013-11 will be effective for fiscal periods beginning after December 15, 2013, with early adoption permitted. We have evaluated the impact of the adoption of this pronouncement and determined that it will not have a material impact on our consolidated financial statements.

Management has assessed the potential impact of other recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to our company, or are not anticipated to have a material impact on our consolidated financial statements.

3.	Business Segments

We have three operating segments: hotels, franchise and entertainment. The "other" segment consists of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables, certain property and equipment and undistributed corporate expenses which are not specifically associated with an operating segment. Undistributed corporate expenses include general and administrative charges such as corporate payroll, stock compensation expense, director's fees, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants' expense. We consider these expenses to be "undistributed" because the costs are not directly related to our business segments and therefore are not further distributed. Management reviews and evaluates the operating segments exclusive of interest expense and income taxes; therefore, it has not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues and expenses.

Selected information with respect to continuing operations is provided below (in thousands):

	Year ended December 31,
	2013	2012	2011
Revenues:
Hotels	$103,138	$113,510	$116,631
Franchise	7,135	5,177	3,955
Entertainment	9,439	9,165	11,379
Other	343	442	423
	$120,055	$128,294	$132,388
Operating income (loss):
Hotels	$4,205	$(3,185)	$14,605
Franchise	531	374	69
Entertainment	(109)	(244)	478
Other	(9,055)	(7,715)	(7,341)
	$(4,428)	$(10,770)	$7,811
Capital Expenditures:
Hotels (1,2,3)	$11,882	$7,690	$33,849
Franchise	320	6	106
Entertainment	10	171	459
Other (1) (2)	280	785	12,817
	$12,492	$8,652	$47,231
Depreciation and Amortization:
Hotels	$11,032	$11,202	$13,648
Franchise	49	45	49
Entertainment	359	389	300
Other	908	1,305	1,555
	$12,348	$12,941	$15,552

	December 31,
	2013	2012
Identifiable assets:
Hotels (1) (2)	$192,225	$212,418
Franchise	9,348	8,994
Entertainment	6,759	5,976
Other (2)	26,294	33,554
	$234,626	$260,942
__________

(1)	Includes the asset acquisition of ten hotels, which were formerly leased, in the fourth quarter of 2011 for $37 million plus acquisition costs.

(2)	Includes the capital expenditures and identifiable assets of assets classified as held for sale.

(3)	Includes $1.0 million of a noncash reclassification of intangible assets to property and equipment in 2011.

4.	Property and Equipment

Property and equipment used in continuing operations is summarized as follows (in thousands):

	December 31,
	2013	2012
Buildings and equipment	$188,331	$221,217
Furniture and fixtures	32,685	38,976
Landscaping and land improvements	6,459	7,099
	227,475	267,292
Less accumulated depreciation and amortization	(117,343)	(133,446)
	110,132	133,846
Land	48,886	58,265
Construction in progress	7,338	2,901
Property and equipment, net	$166,356	$195,012

The table as of December 31, 2013 excludes the property and equipment of the Red Lion Hotel Canyon Springs in Twin Falls, Idaho ("Canyon Springs property"), the Red Lion Hotel Columbia Center in Kennewick, Washington ("Kennewick property"), the Red Lion Hotel & Conference Center Kelso/Longview in Kelso, Washington ("Kelso property"), the Red Lion Hotel Pocatello, Idaho ("Pocatello property"), the Red Lion Hotel Wenatchee, Washington ("Wenatchee property"), and the Red Lion Hotel Yakima Center in Yakima Washington ("Yakima property"). These properties were classified as assets held for sale in the fourth quarter of 2013 and remain unsold. In addition, the table as of December 31, 2013 excludes the property and equipment the Red Lion Hotel Eugene, Oregon ("Eugene property"), which closed in January 2014. See Notes 5, 6 and 18 for more information.

The table as of December 31, 2012 excludes the property and equipment of the Red Lion Hotel Medford, Oregon ("Medford property"), the Red Lion Hotel Missoula ("Missoula property"), our Pendleton property, and our commercial mall in Kalispell, Montana ("Kalispell Mall property"), which were classified as assets held for sale. These properties were sold in 2013. See Note 5 for further discussion.

During the year ended December 31, 2011, assets held and used with a carrying value of $1.7 million were fully impaired. This related to the Red Lion Hotel Vancouver at the Quay ("Vancouver property"), which is subject to a right of way acquisition by the state of Washington to allow a replacement of a bridge to be built where the property now stands. We will continue to operate the hotel until this occurs, thus it is not appropriate to classify the operating results of this hotel as discontinued operations. The impairment was measured using Level 3 inputs. There were no impairments of assets held and used in 2013 or 2012:

5.	Assets Held for Sale or Sold
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

As discussed in Note 4, as of December 31, 2013 the following properties were classified as held for sale:

Listed Properties

During the fourth quarter of 2013, we listed for sale the following six properties:

•	Red Lion Hotel Canyon Springs in Twin Falls, Idaho

•	Red Lion Hotel Columbia Center in Kennewick, Washington

•	Red Lion Hotel & Conference Center Kelso/Longview in Kelso, Washington

•	Red Lion Hotel Pocatello in Pocatello, Idaho

•	Red Lion Hotel Wenatchee in Wenatchee, Washington

•	Red Lion Hotel Yakima Center in Yakima Washington

At this time we do not anticipate maintaining significant continuing involvement with any of these properties after a sale. Accordingly, the operations of these properties have been classified as discontinued operations in our consolidated statements of comprehensive income (loss) for all periods presented. Refer to Note 6 for further detail. The property and equipment of these properties have been classified as assets held for sale in the consolidated balance sheets as of December 31, 2013.

We plan to sell, within one year, the six properties discussed above that have been listed but not yet sold. The property and equipment of these properties that are classified as assets held for sale on the consolidated balance sheets (beginning in the year classified as held for sale) as of December 31, 2013 and 2012 are detailed in the table below (in thousands):

	2013	2012
Buildings and equipment	$25,367	$24,540
Furniture and fixtures	1,138	2,818
Landscaping and land improvements	7,337	1,732
	33,842	29,090
Less accumulated depreciation	(25,207)	(18,374)
	8,635	10,716
Land	9,478	7,305
Construction in progress	233	267
Assets held for sale	$18,346	$18,288

Properties Sold in 2013

The following properties were classified as assets held for sale in the consolidated balance sheet as of December 31, 2012 and subsequently sold in 2013.

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

As required by the terms of our credit facility, we made a principal payment in the amount of $8.8 million when the sale closed. See Note 8 for further discussion. Concurrent with the sale, we entered into a lease agreement with the buyer under which we are leasing and operating the attached Red Lion Hotel Kalispell for an initial term of 15 years with options for three renewal terms of five years each. The agreement provides for lease payments of $0.5 million per year for the first 45 months, with annual increases thereafter of 2% per year. Because of our continuing involvement in this hotel, the operations remain part of continuing operations for all periods presented.

Pendleton Property

During the third quarter of 2012, we listed for sale our Pendleton property. On April 4, 2013, we closed on the sale of the Pendleton property for $2.25 million. Of the total sales price, $530,000 was paid in cash and we received a $1.72 million secured promissory note for the remaining balance. The note requires monthly payments of principal and interest until the remaining balance is due in April 2016. Concurrent with the sale, we entered into a franchising agreement with the new owners of the property resulting in the property remaining as part of continuing operations for all periods presented.

Missoula Property

During the fourth quarter of 2011, we listed for sale the Missoula property. During the quarter ended March 31, 2013, we sold the property for $1.95 million. Concurrent with the sale, the purchaser signed a franchise agreement resulting in the property remaining as part of continuing operations for all periods presented.

Impairments of assets held for sale in continuing operations

During 2012, after entering into definitive agreements to sell our Denver Southeast property and our Red Lion Colonial Hotel in Helena, Montana ("Helena property"), their long-lived assets with a carrying value of $24.3 million were written down to their estimated fair value of $18.6 million less selling costs of $0.5 million resulting in pre-tax impairment charges to continuing operations of $3.9 million and $2.3 million, respectively. We closed on the sale of both properties in 2012.

During 2012, based upon indicators we received during the marketing process of the Missoula and Pendleton properties, their long-lived assets with a carrying value of $7.2 million were written down to their estimated fair value of $4.2 million less selling costs of $0.2 million resulting in pre-tax impairment charges to continuing operations of $0.9 million and $2.3 million, respectively. The sales of both of these properties were completed in 2013.

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

As shown in the tables below (in thousands), we used Level 3 inputs for our analysis. These inputs reflect our own assumptions about the assumptions market participants would use in pricing the assets based on the best information available in the circumstances. The inputs we used were based upon indicators we received during the marketing process of either the listed sales price or letters of intent received on the properties. Estimates of value also included forecasting operations utilizing both company historical data and performance projections. There were no impairments of long lived assets in continuing operations in 2013. Held for sale assets included in discontinued operations have been impaired, see Note 6.

Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Long-lived assets in continuing operations, held for sale	$4,041	$—	$—	$4,041	$3,248

Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Long-lived assets in continuing operations, held for sale	$26,985	$—	$—	$26,985	$6,566
Goodwill of assets held for sale	—	—	—	—	586
Total	$26,985	$—	$—	$26,985	$7,152

6.	Discontinued Operations

In addition to certain properties discussed above in Note 5 which were classified as discontinued operations, during the first quarter of 2013, we terminated a catering contract in Yakima, Washington. Accordingly, all operations under this contract have been classified as discontinued operations for all periods presented. Certain property and equipment related to these operations were considered abandoned and a pre-tax loss on disposition of assets of $0.1 million has been recognized in discontinued operations. Also, as discussed above in Note 4, in January 2014, we ceased the operation of our Eugene property when we assigned our leased to another party. Accordingly, all operations of this property have been classified as discontinued operations for all periods presented. See below for a discussion of the impairment recognized.

As of December 31, 2013, all properties classified as discontinued operations prior to 2013 were either sold or disposed of and no assets or liabilities associated with the properties are included on the consolidated balance sheet as of that date. Included in the balance sheet at December 31, 2012, under assets held for sale, were an aggregate of $14.7 million of assets and $0.4 million of liabilities associated with the discontinued operations of the Medford property, and the Kalispell Mall property.

During the second quarter of 2012, we classified the operations of the Sacramento property as discontinued operations. During the third quarter of 2012 we closed on the sale of the property for $9.0 million, of which $7.0 million was paid in cash at closing and $2.0 million remains payable pursuant to a secured promissory note. Since we do not have significant continuing involvement in this property, we have classified the real estate ownership results of this property as discontinued operations for all periods presented.

The following table summarizes the assets and liabilities of discontinued operations included in the consolidated balance sheets as of December 31, 2013 and 2012 (in thousands):

	2013(1)	2012(2)
ASSETS
Cash and cash equivalents	$152	$184
Accounts receivable, net	579	221
Inventories	210	39
Prepaid expenses and other	271	36
Total current assets	1,212	480
Property and equipment, net	18,734	14,247
Total assets, net	$19,946	$14,727

LIABILITIES
Accounts payable	$163	$57
Accrued payroll related benefits	192	26
Advance deposits	21	8
Other accrued expense	505	312
Total current liabilities	$881	$403

(1) As of December 31, 2013, the properties included are the Kennewick, Yakima, Canyon Springs, Pocatello, Kelso, Wenatchee and Eugene properties.
(2) As of December 31, 2012, the properties included are the Medford and Kalispell Mall properties.

The following table summarizes the results of discontinued operations for the periods indicated (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Revenues	$23,030	$27,650	$27,483
Operating expenses	(19,469)	(22,668)	(22,130)
Hotel facility and land lease	(424)	(717)	(2,895)
Depreciation and amortization	(1,798)	(2,874)	(3,469)
Interest income	—	3	5
Interest expense	—	—	(17)
Goodwill impairment	—	—	(454)
Loss on asset dispositions	(36)	(5)	—
Income tax benefit (expense)	—	(383)	668
Income (loss) from operations of discontinued business units	1,303	1,006	(809)

Loss on disposal and impairment of the assets of discontinued business units	(9,631)	(7,092)	(579)
Income tax benefit	—	2,566	210
Loss on disposal and impairment of the assets of discontinued business units	(9,631)	(4,526)	(369)

Loss from discontinued operations	$(8,328)	$(3,520)	$(1,178)

Impairments of assets held for sale in discontinued operations

During 2013, when we listed the Yakima, Canyon Springs, Pocatello, Kelso and Wenatchee properties for sale, their long-lived assets with a carrying value of $23.3 million were written down to their estimated fair value of $16.9 million less estimated selling costs of $1.4 million resulting in a pre-tax impairment charge in discontinued operations of $7.8 million. Also during 2013, as a result of the anticipated closure of the Eugene property, long-lived assets with a carrying value of $1.5 million were written down to their estimated fair value of $0.5 million less disposal costs of $0.1 million resulting in a pre-tax impairment charge in discontinued operations of $1.1 million. We did not impair the Kennewick property as the estimated fair value less selling costs was determined to be greater than the carrying value of the assets.

During 2012, after entering into a definitive agreement to sell the Sacramento property, its long-lived assets with a carrying value of $12.6 million were written down to their estimated fair value of $9.0 million less selling costs of $0.3 million resulting in a pre-tax impairment charge in discontinued operations of $3.9 million. We closed on the sale of the property in 2012.

During 2012, based upon indicators we received during the marketing process of the Medford and Kalispell Mall properties, their long-lived assets with a carrying value of $17.0 million were written down to their estimated fair value of $14.4 million less selling costs of $0.4 million resulting in pre-tax impairment charges in discontinued operations of $0.8 million and $2.2 million, respectively.

During 2011, based upon indicators we received during the marketing process, the long-lived assets of the Medford property with a carrying value of $4.0 million were written down to their estimated fair value of $3.5 million less estimated costs to sell of $0.1 million, resulting in a pre-tax impairment charge in discontinued operations of $0.6 million.

As shown in the table below (in thousands), we used Level 3 inputs for the impairment analysis of these properties. These inputs reflect our own assumptions about the assumptions market participants would use in pricing the assets based on the best information available in the circumstances. The inputs we used were based upon indicators we received during the marketing process of either the listed sales price or letters of intent received on the properties. Estimates of value also included forecasting operations utilizing both company historical data and performance projections.

Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Long-lived assets of discontinued business units, December 31, 2013	$18,734	$—	$—	$18,734	$8,858
Long-lived assets of discontinued business units, December 31, 2012	$13,984	$—	$—	$13,984	$2,981
Long-lived assets of discontinued business units, December 31, 2011	$3,395	$—	$—	$3,395	$579

7.	Goodwill and Intangibles

Goodwill represents the excess of the estimated fair value of the net assets acquired during business combinations over the net tangible and identifiable intangible assets acquired. Goodwill was recorded in prior years in connection with the acquisitions of hotels, franchises and entertainment businesses. The Red Lion brand name is an identifiable, indefinite lived-intangible asset that represents the separable legal right to a trade name and associated trademarks acquired in a business combination we entered into in 2001. Goodwill and the brand name are not amortized; however, we assess goodwill and the brand name for potential impairments annually as of October 1, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets. We did not impair any goodwill during the year ended December 31, 2013. The goodwill attributed to the hotel segment was fully impaired in the fourth quarter of 2011.

The following table summarizes the cost and accumulated amortization of goodwill and other intangible assets (in thousands):

	December 31, 2013			December 31, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Goodwill	$8,512	n/a	$8,512	$8,512	n/a	$8,512

Intangible assets
Brand name	$6,878	n/a	$6,878	$6,878	n/a	$6,878
Trademarks	114	n/a	114	114	n/a	114
Total intangible assets	$6,992	$—	$6,992	$6,992	$—	$6,992

Amortization expense related to intangible assets was approximately $0, $0 and $39,000 during the years ended December 31, 2013, 2012 and 2011, respectively. All amortizable intangible assets have been fully amortized as of December 31, 2011.

Goodwill and other intangible assets attributable to each of our business segments at December 31, 2013 and 2012 were as follows (in thousands):

	December 31,
	2013		2012
		Other		Other
	Goodwill	Intangibles	Goodwill	Intangibles
Hotels	$—	$4,639	$—	$4,639
Franchise	5,351	2,347	5,351	2,347
Entertainment	3,161	6	3,161	6
Total	$8,512	$6,992	$8,512	$6,992

At our measurement dates of October 1, 2013 and 2012, we determined that the carrying amount of the reporting units did not exceed their fair value, which was estimated based on a combined income and market approach. Therefore no impairment was necessary.
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

The facility requires us to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage, debt service, and loan coverage ratios. It also includes customary events of default. We were in compliance with these covenants at December 31, 2013.

At December 31, 2013 outstanding debt was $73.9 million. The debt balance includes the $43.5 million outstanding on the term loan with Wells Fargo and unamortized origination fees on the debt of $0.4 million. In addition to this term loan, we also have a revolving line of credit with Wells Fargo for up to $10 million, a portion of which supports outstanding letters of credit. At December 31, 2013, $9.8 million on the revolving line of credit was available as we had $0.2 million in letters of credit as of that date. Also included in the total debt amount is $30.8 million of debentures due to Red Lion Hotels Capital Trust that matures in 2044. See Note 10 for further discussion.

Contractual maturities for the term loan and revolving line of credit outstanding at December 31, 2013, for the next five years, are summarized by year as follows (in thousands):

Year Ending December 31,	Amount
2014	$3,000
2015	3,000
2016	3,000
2017	3,000
2018	31,500
$43,500

9.	Derivative Financial Instruments and Accumulated Other Comprehensive Income (Loss)

We do not enter into derivative transactions for trading purposes, but rather to hedge our exposure to interest rate fluctuations. We manage our floating rate debt using interest rate swaps in order to reduce our exposure to the impact of changing interest rates and future cash outflows for interest.

As required under the expanded credit facility, we entered into an interest rate swap with Wells Fargo to hedge the first 40% of our interest rate exposure. The swap has an original notional amount of $18.0 million and a fixed rate of 4.88%. Our contractual quarterly payments have reduced the outstanding notional amount to $17.4 million. The swap is settled on the same day as the required monthly interest payments on the term loan and expires on June 29, 2018.

We account for the interest rate swap under Accounting Standards Codification ("ASC') Topic No. 815, “Derivatives and Hedging” (“ASC 815”). ASC 815 requires us to recognize all derivative instruments on our balance sheet at fair value. The related gains or losses on these transactions are deferred in stockholders' equity as a component of accumulated other comprehensive income or loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in interest expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in interest expense. Our interest rate hedge was designated as a cash flow hedge and is deemed to be effective at December 31, 2013 as the critical terms have not changed since inception.

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

At December 31, 2013, the valuation of the interest rate swap resulted in the recognition of a swap liability totaling $0.2 million, which is included in other accrued expenses on the balance sheet.

Accumulated other comprehensive income (loss)

Changes in accumulated other comprehensive income (loss), comprised entirely of changes in the fair value of our cash flow hedge are as follows:

	Year ended December 31,
	2013	2012
	(In thousands)
Balance, beginning of year	$—	$—
Loss on cash flow hedge, net of tax	(159)	—
Balance, end of year	$(159)	$—

10.	Debentures of Red Lion Hotels Capital Trust

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

We borrowed all of the proceeds from the offering, including our original 3% trust common investment of $1.4 million, on the same day through 9.5% debentures that are included as a long-term liability on our consolidated balance sheets. The debentures mature in 2044 and their payment terms mirror the distribution terms of the trust securities. The debenture agreement required the mandatory redemption of 35% of the then-outstanding trust securities at 105% of issued value if we completed an offering of common shares with gross proceeds of greater than $50 million. In accordance therewith and in connection with a common stock offering in May 2006, we repaid approximately $16.6 million of the debentures due the Trust. The Trust then redeemed 35% of the outstanding trust preferred securities and trust common securities at a price of $26.25 per share, a 5% premium over the issued value of the securities. Of the $16.6 million, approximately $0.5 million was received back by us for our trust common securities and was reflected as a reduction of our investment in the Trust. At December 31, 2013 and 2012, debentures due the Trust totaled $30.8 million.

11.	Commitments and Contingencies

At any given time we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a materially adverse effect on our consolidated financial position or net cash flow.

Due to our equity method investment in a 19.9% owned real estate venture, we are considered a guarantor of the mortgage for the building associated with that investment. We would be obligated to pay a portion of this mortgage in the event the real estate venture were unable to meet its principal or interest payment obligations. As of December 31, 2013, the maximum amount payable under this guarantee was approximately $1.8 million, which represents 19.9% of the outstanding mortgage balance. At December 31, 2013, it was not probable that we would be required to pay any of this amount; thus we have not accrued a liability for any portion of this obligation in our December 31, 2013 financial statements.

12.	Stockholders' Equity

We are authorized to issue 50 million shares of common stock, par value $0.01 per share, and five million shares of preferred stock, par value $0.01 per share. As of December 31, 2013, there were 19,687,232 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. The board of directors has the authority, without action by the shareholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights of the common stock.

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

Stock Incentive Plans

As approved by our shareholders, the 1998 Stock Incentive Plan and the 2006 Stock Incentive Plan, as amended, authorize the grant or issuance of various option or other awards including restricted stock grants and other stock-based compensation. The 2006 plan allows awards covering up to two million shares (subject to adjustments for stock splits, stock dividends and similar events). The 1998 plan allows awards covering up to 1.4 million shares, although as a condition to the approval of the 2006 plan, we no longer grant or issue awards under the 1998 plan. The compensation committee of the board of directors administers the 2006 plan and establishes to whom awards are granted and the type and terms and conditions, including the exercise period, of the awards. As of December 31, 2013, there were 639,953 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.

Stock based compensation expense reflects the fair value of stock based awards measured at grant date, including an estimated forfeiture rate, and is recognized over the relevant service period. Stock-based compensation expense related to these awards during 2013, 2012 and 2011 for employees was approximately $1.3 million, $0.8 million and $0.7 million, respectively.

Stock-based compensation expense recorded in 2013 includes $0.5 million of expense recorded upon the retirement of our former President and Chief Executive Officer in August 2013.

In addition to the awards mentioned above, during the years ended December 31, 2013, 2012 and 2011, there were 77,360, 58,705 and 68,618 shares of common stock, respectively, issued in aggregate to non-management directors as compensation for service. During the years ended December 31, 2013, 2012 and 2011, we recognized compensation expense of approximately $0.6 million , $0.5 million and $0.5 million, respectively, upon issuance.

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

The risk free interest rate is based on the quoted daily treasury yield curve rate at the time of grant, with terms consistent with the expected life of the option. No stock options were granted in 2013, 2012 or 2011.

A summary of stock option activity for the year ended December 31, 2013, is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2013	172,814	$9.41
Options granted	—	$—
Options exercised	(2,000)	$7.82
Options forfeited	(3,207)	$7.62
Balance, December 31, 2013	167,607	$9.49
Exercisable, December 31, 2013	166,887	$9.51

Additional information regarding stock options outstanding and exercisable as of December 31, 2013, is presented below.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$5.10	5,000	0.88	2014	$5.10	$4,750	5,000	$5.10	$4,750
$7.10 - $7.46	10,881	3.06	2015-2020	7.36	—	10,161	7.38	—
$8.74 - $8.80	111,231	2.55	2018	8.76	—	111,231	8.76	—
$12.21-$13.00	40,495	3.14	2016-2017	12.62	—	40,495	12.62	—
	167,607	2.68	2014-2020	$9.49	$4,750	166,887	$9.51	$4,750
____________

(1)
The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been exercised on the last trading day of 2013, or December 31, 2013, based upon our closing stock price of $6.05.

Restricted Stock Units, Shares Issued as Compensation

During 2013, 2012 and 2011, we granted 218,356, 169,036 and 168,398 unvested restricted stock units, respectively, to executive officers and other key employees, the majority of which vest 25% each year for four years on each anniversary of the grant date. While all of the shares are considered granted, they are not considered issued or outstanding until vested. As of December 31, 2013, 2012 and 2011 there were 303,749, 323,561 and 288,342 unvested restricted stock units outstanding, respectively. Since we began issuing restricted stock units, approximately 18.4% of total restricted stock units granted have been forfeited.

A summary of restricted stock unit activity for the year ended December 31, 2013, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2013	323,561	$7.75
Granted	218,356	$6.77
Vested	(179,627)	$6.46
Forfeited	(58,541)	$7.56
Balance, December 31, 2013	303,749	$7.32

 179,627 shares of common stock were issued to employees in 2013 as their restricted stock units vested. Under the terms of the 2006 plan and upon issuance, we authorized a net settlement of distributable shares to employees after consideration of individual employees' tax withholding obligations, at the election of each employee.

During 2013, 2012 and 2011, we recognized approximately $1.2 million, $0.8 million and $0.6 million, respectively, in compensation expense related to these grants, and expect to record an additional $1.6 million in compensation expense over the remaining vesting periods of approximately 33 months.

Employee Stock Purchase Plan

In 2008, we adopted a new employee stock purchase plan ("ESPP") upon expiration of our previous plan. Under the ESPP, 300,000 shares of common stock are authorized for purchase by eligible employees at a discount through payroll deductions. No employee may purchase more than $25,000 worth of shares, or more than 10,000 total shares, in any calendar year. As allowed under the ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. During 2013, 2012 and 2011, there were 13,765, 17,304 and 22,382 shares, respectively, issued, and approximately $17,000, $16,000 and $15,000 was recorded in compensation expense related to the discount associated with the plan in each year, respectively.

Non-controlling Interest and Operating Partnership Units

At December 31, 2011 44,837 operating partnership units held by unaffiliated limited partners of RLHLP remained outstanding. During February 2012, we elected to issue 44,837 shares of our common stock in exchange for a like number of operating partnership units that these limited partners put to RLHLP. See Note 1 for further discussion.

13.	Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share amounts):

	Year ended December 31,
	2013	2012	2011
Numerator - basic and diluted:
Income (loss) from continuing operations	$(8,719)	$(11,161)	$(5,884)
Less net income or loss attributable to noncontrolling interest	—	(7)	86
Income (loss) from discontinued operations	(8,328)	(3,520)	(1,178)
Net income (loss) attributable to Red Lion Hotels Corporation	$(17,047)	$(14,674)	$(7,148)
Denominator:
Weighted average shares - basic	19,575	19,327	19,053
Weighted average shares - diluted	19,575	19,327	19,053
Earnings (loss) per share attributable to Red Lion Hotels Corporation:
Basic and Diluted
Income (loss) from continuing operations	$(0.45)	$(0.58)	$(0.31)
Income (loss) from discontinued operations	$(0.42)	$(0.18)	$(0.07)
Net income (loss) attributable to Red Lion Hotels Corporation	$(0.87)	$(0.76)	$(0.38)
At December 31, 2013, 2012 and 2011 there were 167,607, 172,814 and 263,872 options to purchase common shares, respectively, outstanding. All of the options to purchase common shares were considered antidilutive due to reported net losses attributable to Red Lion Hotels Corporation in all years.
At December 31, 2013, 2012 and 2011, all 303,749, 323,561 and 288,342 outstanding but unvested restricted stock units, respectively, were considered antidilutive due to reported net losses attributable to Red Lion Hotels Corporation in all years.
At December 31, 2011 the effect of converting the 44,837 outstanding operating partnership units during those periods was considered antidilutive due to reported net losses attributable to Red Lion Hotels Corporation in that year.

14.	Income Taxes

Major components of the income tax (benefit) expense from continuing operations for the years ended December 31, 2013, 2012 and 2011, are as follows (in thousands):

	December 31,
	2013	2012	2011
Current:
Federal (benefit) expense	$(17)	$(153)	$349
State (benefit) expense	32	6	87
Deferred (benefit) expense	(766)	(8,376)	4,458

Income tax (benefit) expense attributable to Red Lion Hotels Corporation	(751)	(8,523)	4,894
Less: tax benefit of discontinued operations	—	2,184	877
Income tax (benefit) expense from continuing operations	$(751)	$(6,339)	$5,771

The income tax expense (benefit) shown in the statements of comprehensive income (loss) differs from the amounts calculated using the federal statutory rate applied to income before income taxes as follows (in thousands, except percentages):

	December 31,
	2013		2012		2011
	Amount	%	Amount	%	Amount	%
(Benefit) provision at federal statutory rate	$(6,051)	-34.0%	$(7,887)	-34.0%	$(767)	-34.0%
State tax (benefit) expense	(365)	-2.0%	(774)	-3.3%	228	10.0%
Effect of tax credits	(433)	-2.4%	(336)	-1.4%	(357)	-15.8%
Fixed asset basis difference	—	—%	—	—%	(791)	-35.0%
Non-deductible goodwill	—	—%	—	—%	6,640	294.4%
Other	205	1.1%	474	2.0%	(59)	-2.6%
Valuation allowance	5,893	33.1%	—	—%	—	—%

Income tax (benefit) expense attributable to Red Lion Hotels Corporation	(751)	-4.2%	(8,523)	-36.7%	4,894	217.0%

Effect of discontinued operations	—		2,184		877

Income tax (benefit) expense from continuing operations	$(751)	-7.9%	$(6,339)	-36.2%	$5,771	5,107.1%
Significant components of the net deferred tax assets and liabilities at December 31, 2013 and 2012, are as follows (in thousands):

	December 31,
	2013		2012
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$—	$11,680	$—	$13,625
Brand name	—	2,502	—	2,451
Other intangible assets	—	211	—	187
Gain on sale leaseback	1,257	—	1,398	—
Tax credit carryforwards	4,299	—	3,852	—
Federal and state net operating losses	10,746	—	6,461	—
Other	1,177	—	981	—
Valuation allowance	(5,893)	—	—	—
Total	$11,586	$14,393	$12,692	$16,263

At December 31, 2013 and 2012, we had federal gross operating loss carryforwards of approximately $28.6 million and $17.4 million, respectively; state gross operating loss carryforwards of approximately $21.8 million and $11.8 million, respectively; and federal tax credit carryforwards of approximately $4.3 million and $3.9 million, respectively. The federal net operating loss carryforwards will expire beginning in 2033, and the state net operating loss carryforwards will expire beginning in 2017; the tax credit carryforwards will begin to expire in 2024.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2013. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2013, a valuation allowance of $5.9 million has been recorded to reduce deferred tax assets to an amount that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. Should we determine we will be able to realize our deferred tax assets, the tax benefits relating to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

We recognize the financial statement effect of a tax position when, based on the technical merits of the uncertain tax position, it is more likely than not to be sustained on a review by taxing authorities. These estimates are based on judgments made with currently available information. We review these estimates and makes changes to recorded amounts of uncertain tax positions as facts and circumstances warrant. We have no material uncertain tax positions at December 31, 2013 and 2012, and do not anticipate a significant change in any unrecognized tax benefits over the next twelve months. Accordingly, we have not provided for any unrecognized tax benefits or related interest and penalties. We account for penalties and interest related to unrecognized tax benefits as a component of income tax expense. With limited exception, we are no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for years prior to 2008.

15.	Operating Lease Commitments

Total future minimum payments due under all current term operating leases at December 31, 2013, are as indicated below (in thousands):

Year Ended December 31,
2014	$4,623
2015	4,269
2016	2,814
2017	2,097
2018	1,982
Thereafter	9,966

Total	$25,751

Total rent expense from continuing operations, under leases for the years ended December 31, 2013, 2012 and 2011 was $4.5 million, $4.1 million, and $5.0 million, respectively, shown as hotel facility and land lease expense on our consolidated statements of comprehensive income (loss).

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

In addition to the above mentioned obligation, we have leasehold interests at other hotel properties as well as our corporate headquarters located in Spokane, Washington. These leases require us to pay fixed monthly rent and have expiration dates of 2016 and beyond which are reflected in the table above. The table below summarizes the terms of the leases, including extension periods at our option, for our hotel properties as of December 31, 2013:

Property	Expiration date of lease	Extension periods
Red Lion Hotel Eugene	January 2014 (1)
Red Lion River Inn	October 2018	Three renewal terms of five years each
Red Lion Hotel Seattle Airport	December 2024	One renewal term of five years
Red Lion Hotel Vancouver (at the Quay)	December 2020	None
Red Lion Anaheim	April 2016	18 renewal terms of five years each
Red Lion Hotel Kalispell	April 2028	Three renewal terms of five years each

(1) The original lease had an expiration date of February 2062, however in December 2013, we negotiated with the lease holder to assign the lease to an outside third party and in January 2014, we ceased operation of this hotel property.

16.	Related-Party Transactions

We conducted various business transactions in which the counterparty was considered a related party due to the relationships between us and the counterparty's officers, directors and/or equity owners. The nature of the transactions was limited to performing certain management and administrative functions for the related entities, commissions for real estate sales and leased office space. The total aggregate value of these transactions in 2013, 2012 and 2011 was $0.1 million, $0.5 million and $0.7 million, respectively.

During 2011, we held certain cash and investment accounts in, and had a note payable to a bank whose chairman and chief executive officer was a member of our board of directors until May 2012. At December 31, 2011 total cash and investments held was approximately $0.1 million. The note payable was paid in full in October, 2011. Net interest expense of $0.02 million related to this note payable was recorded during 2011.

17.	Fair Value of Financial Instruments

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

Estimated fair values of financial instruments (in thousands) are shown in the table below. The carrying amounts for cash and cash equivalents, accounts receivable, notes receivable and current liabilities are reasonable estimates of their fair values. We estimate the fair value of our long-term debt, excluding leases, using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. The debentures are valued at the closing price on December 31, 2013, of the underlying trust preferred securities on the New York Stock Exchange, which was a directly observable Level 1 input. The fair values provided below are not necessarily indicative of the amounts we or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents and restricted cash(1)	$13,058	$13,058	$8,894	$8,894
Accounts receivable(1)	$6,283	$6,283	$5,774	$5,774
Notes receivable	$5,095	$5,095	$7,014	$7,014
Financial liabilities:
Current liabilities, excluding debt(1)	$16,238	$16,238	$18,195	$18,195
Total debt	$43,058	$44,311	$49,178	$49,178
Debentures	$30,825	$32,058	$30,825	$31,363
__________

(1)	Includes the cash, accounts receivable, and current liabilities of discontinued operations held for sale.

18.	Subsequent Events

On January 25, 2014, we ceased operation of the Red Lion Hotel Eugene, in Eugene Oregon, following the assignment of our lease to a third party. As more fully described in Note 6, we will have no continuing involvement with this property and have classified it as a discontinued operation and recognized an impairment loss on the long-lived assets of the property.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, using criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2013, based on these criteria.
Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report which is included herein.
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Red Lion Hotels Corporation
Spokane, Washington
We have audited Red Lion Hotels Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Red Lion Hotels Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Red Lion Hotels Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Red Lion Hotels Corporation as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 5, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Spokane, WA
March 5, 2014

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

A portion of the information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2014 Annual Meeting of Shareholders under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” This proxy statement will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013 pursuant to Regulation 14A under the Securities Exchange Act of 1934. Pursuant to Item 401(b) of Regulation S-K, information about our executive officers is reported under the caption "Executive Officers of the Registrant" in Item 4A of Part I of this Annual Report on Form 10-K.

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

The information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2014 Annual Meeting of Shareholders under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2014 Annual Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

See Item 5 of this Annual Report on Form 10-K for information regarding our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2014 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Transactions,” and “Corporate Governance - Director Independence.”

Item 14.	Principal Accounting Fees and Services

The information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2014 Annual Meeting of Shareholders under the caption “Principal Accounting Fees and Services.”

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
3. Index to exhibits:

Exhibit Number	Description

3.1(1)	Amended and Restated Articles of Incorporation.

3.2(2)	Amended and Restated By-Laws

4.1(3)	Specimen Common Stock Certificate

4.2(4)	Certificate of Trust of Red Lion Hotels Capital Trust

4.3(4)	Declaration of Trust of Red Lion Hotels Capital Trust

4.4(5)	Amended and Restated Declaration of Trust of Red Lion Hotels Capital Trust

4.5(5)	Indenture for 9.5% Junior Subordinated Debentures Due February 24, 2044

4.6(5)	Form of Certificate for 9.5% Trust Preferred Securities (Liquidation Amount of $25 per Trust Preferred Security) of Red Lion Hotels Capital Trust (included in Exhibit 4.5 as Exhibit A-1)

4.7(5)	Form of 9.5% Junior Subordinated Debenture Due February 24, 2044 (included in Exhibit 4.6 as Exhibit A)

4.8(5)	Trust Preferred Securities Guarantee Agreement dated February 24, 2004

4.9(5)	Trust Common Securities Guarantee Agreement dated February 24, 2004

Executive Compensation Plans and Agreements

10.1(6)	1998 Stock Incentive Plan

10.2(7)	Form of Restricted Stock Award Agreement for the 1998 Stock Incentive Plan

10.3(8)	Form of Notice of Grant of Stock Options and Option Agreement for the 1998 Stock Incentive Plan

10.4(9)	2006 Stock Incentive Plan

10.5(10)	First Amendment to 2006 Stock Incentive Plan

10.6(11)	Form of Restricted Stock Unit Agreement -- Notice of Grant for the 2006 Stock Incentive Plan

Exhibit Number	Description

10.7(12)	Form of Notice of Grant of Stock Options and Option Agreement for the 2006 Stock Incentive Plan

10.8(13)	2008 Employee Stock Purchase Plan

10.9(14)	First Amendment to 2008 Employee Stock Purchase Plan

10.10	Executive Officer’s Incentive Pay Plan Effective January 1, 2014

10.11(15)	Summary Sheet for Director Compensation (April 1, 2013)

10.12(16)	Executive Employment Agreement dated April 22, 2008 between the Registrant and Thomas L. McKeirnan

10.13(16)	Executive Employment Agreement dated June 5, 2008 between the Registrant and George H. Schweitzer

10.14(17)	Retention Agreement dated March 30, 2012 between the Registrant and George H. Schweitzer

10.15(18)	Employment offer letter to Harry G. Sladich dated March 17, 2010

10.16(17)	Retention Agreement dated March 30, 2012 between the Registrant and Harry G. Sladich

10.17(19)	Employment offer letter to Julie Shiflett dated August 31, 2011

10.18(17)	Amendment dated March 30, 2012 to employment offer letter of Julie Shiflett

10.19(20)	Amended and Restated Employment Offer Letter to Julie Shiflett dated May 21, 2013

10.20(21)	Equity Acceleration Agreement dated May 23, 2012 between the Registrant and Jon E. Eliassen

10.21(22)	Separation and General Release Agreement dated September 23, 2013 between the Registrant and George Schweitzer

10.22	Employment offer letter to Gregory T. Mount dated January 9, 2014

10.23	Employment offer letter to William J. Linehan dated February 10, 2014

Exhibit Number	Description

Other Material Contracts

10.24(23)	Agreement to Purchase Hotel between WHC809, LLC and LCP Seattle, LLC

10.25(24)	Amended and Restated Credit Agreement dated as of September 12, 2011 between the Registrant and Wells Fargo Bank, National Association

10.26(25)	First Amendment dated January 31, 2012 to Amended And Restated Credit Agreement between the Registrant and Wells Fargo Bank, National Association

10.27(24)	Term Note dated January 31, 2012 for $30,000,000 payable by the Registrant to Wells Fargo Bank, National Association

10.28(25)	First Modification to Promissory Note (Term Note) dated January 31, 2012

10.29(24)	Revolving Line of Credit Note dated January 31, 2012 for $10,000,000 payable by the Registrant to Wells Fargo Bank, National Association

10.30(25)	First Modification to Promissory Note (Revolving Line of Credit Note) dated January 31, 2012

10.31(26)	Third Amendment dated March 1, 2013 to Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank, National Association

10.32(26)	Second Modification to Promissory Note (Term Note) dated March 1, 2013

10.33(26)	Second Modification to Promissory Note (Revolving Line of Credit Note) dated March 1, 2013

10.34(20)	Second Amended and Restated Credit Agreement dated as of June 20, 2013 between the Registrant and Wells Fargo Bank, National Association

10.35(20)	Term Note dated June 20, 2013 for $45,000,000 payable by the Registrant to Wells Fargo Bank, National Association

10.36(20)	Revolving Line of Credit Note dated June 20, 2013 for $10,000,000 payable by the Registrant to Wells Fargo Bank, National Association

10.37(19)	Agreement to Purchase Eight Hotels and Assume Leases dated November 2, 2011 between WHC 809, LLC and RLH Partnership, L.P.

21	List of Subsidiaries of Red Lion Hotels Corporation

23	Consent of BDO USA, LLP

24	Powers of Attorney (included on signature page)

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(b)

32.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(b)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on May 25, 2011.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on August 12, 2013.
(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-3/A filed by us on May 15, 2006.
(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 filed by us on November 4, 2003.
(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on March 19, 2004.
(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on May 15, 2001.
(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 filed by us on January 20, 1998.
(8)	Previously filed with the Securities and Exchange Commission as an exhibit the Form 8-K filed by us on November 15, 2005.
(9)	Previously filed with the Securities and Exchange Commission as an appendix to the Schedule 14A filed by us on April 20, 2006.
(10)	Previously filed with the Securities and Exchange Commission as an appendix to the Schedule 14A filed by us on April 22, 2009.
(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on November 22, 2006.
(12)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 14, 2006.
(13)	Previously filed with the Securities and Exchange Commission as an appendix to the Schedule 14A filed by us on April 22, 2008.
(14)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed by us on March 11, 2010.
(15)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on December 6, 2012.
(16)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 7, 2008.
(17)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on May 8, 2012.
(18)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on May 9, 2011.
(19)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K filed by us on March 15, 2012.
(20)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 9, 2013.
(21)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 8, 2012.
(22)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on November 5, 2013.
(23)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on August 8, 2011.
(24)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on November 8, 2011.
(25)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K filed by us on February 7, 2012.
(26)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-Q filed by us on May 8, 2013.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED LION HOTELS CORPORATION
Registrant

By /s/ GREGORY T. MOUNT
Gregory T. Mount
President and Chief Executive Officer

Date: March 5, 2014

POWERS OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Gregory T. Mount and Julie Shiflett and each of them severally, such person's true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, to execute in the name and on behalf of such person, individually and in each capacity stated below, any and all amendments to this report, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY T. MOUNT	President, Chief Executive Officer (Principal Executive Officer)	March 5, 2014
Gregory T. Mount

/s/ JULIE SHIFLETT	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 5, 2014
Julie Shiflett

/s/ SANDRA J. HEFFERNAN	Senior Vice President, Corporate Controller (Principal Accounting Officer)	March 5, 2014
Sandra J. Heffernan

/s/ MELVIN L. KEATING	Chairman of the Board of Directors	March 5, 2014
Melvin L. Keating

/s/ JAMES P. EVANS	Director	March 5, 2014
James P. Evans

/s/ RYLAND P. DAVIS	Director	March 5, 2014
Ryland P. Davis

/s/ RAYMOND R. BRANDSTROM	Director	March 5, 2014
Raymond R. Brandstrom

/s/ RONALD R. TAYLOR	Director	March 5, 2014
Ronald R. Taylor

/s/ DAVID J. JOHNSON	Director	March 5, 2014
David J. Johnson

/s/ MICHAEL VERNON	Director	March 5, 2014
Michael Vernon

/s/ ROBERT G. WOLFE	Director	March 5, 2014
Robert G. Wolfe