Form 10-Q
period 2014-03-31
Red Lion Hotels CORP
filed 2014-05-05
CIK 1052595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 __________________________________________
FORM 10-Q
 __________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
As of May 1, 2014, there were 19,738,732 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$13,515	$13,058
Accounts receivable, net	6,555	6,283
Notes receivable	643	672
Inventories	1,238	1,386
Prepaid expenses and other	2,461	2,873
Deferred income taxes	761	1,034
Other current assets	7	393
Assets held for sale	18,483	18,346
Total current assets	43,663	44,045
Property and equipment, net	166,252	166,356
Goodwill	8,512	8,512
Intangible assets	6,992	6,992
Notes receivable, long term	4,445	4,423
Other assets, net	4,263	4,298
Total assets	$234,127	$234,626

LIABILITIES
Current liabilities:
Accounts payable	$4,394	$4,763
Accrued payroll and related benefits	3,430	2,786
Accrued interest payable	17	25
Advance deposits	442	199
Other accrued expenses	11,715	8,465
Long-term debt, due within one year	3,000	3,000
Total current liabilities	22,998	19,238
Long-term debt, due after one year, net of discount	39,336	40,058
Deferred income	3,338	3,455
Deferred income taxes	3,575	3,841
Debentures due Red Lion Hotels Capital Trust	30,825	30,825
Total liabilities	100,072	97,417

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock- 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 19,718,005 and 19,687,232 shares issued and outstanding	197	197
Additional paid-in capital	152,669	152,303
Accumulated other comprehensive income (loss), net of tax	(160)	(159)
Retained earnings (accumulated deficit)	(18,651)	(15,132)

Total stockholders' equity	134,055	137,209
Total liabilities and stockholders’ equity	$234,127	$234,626

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013

	Three months ended
	March 31,
	2014	2013
	(In thousands, except per share data)
Revenue:
Hotels	$23,746	$22,912
Franchise	1,526	1,264
Entertainment	5,105	3,373
Other	33	85
Total revenues	30,410	27,634
Operating expenses:
Hotels	20,732	20,730
Franchise	1,452	1,299
Entertainment	4,056	2,984
Other	114	108
Depreciation and amortization	3,143	3,334
Hotel facility and land lease	1,155	1,022
Loss (gain) on asset dispositions, net	(75)	(92)
Undistributed corporate expenses	2,114	1,806
Total operating expenses	32,691	31,191
Operating income (loss)	(2,281)	(3,557)
Other income (expense):
Interest expense	(1,217)	(1,484)
Other income, net	93	101
Income (loss) before taxes	(3,405)	(4,940)
Income tax expense (benefit)	31	(1,940)
Income (loss) from continuing operations	(3,436)	(3,000)
Discontinued operations
Income (loss) from discontinued business units, net of income tax (benefit) expense of $0 and ($50) for the three months ended March 31, 2014 and 2013, respectively	(83)	(65)
Income (loss) on disposal and impairment of the assets of the discontinued business units, net of income tax (benefit) expense of $0 and ($25) for the three months ended March 31, 2014 and 2013, respectively	—	(45)
Income (loss) from discontinued operations	(83)	(110)
Net income (loss)	(3,519)	(3,110)

Comprehensive income (loss)
Unrealized gains (losses) on cash flow hedge, net of tax	(1)	—
Comprehensive income (loss)	$(3,520)	$(3,110)
Earnings per share - basic and diluted
Income (loss) from continuing operations	$(0.17)	$(0.15)
Income (loss) from discontinued operations	$—	$(0.01)
Net income (loss)	$(0.17)	$(0.16)
Weighted average shares - basic	19,716	19,469
Weighted average shares - diluted	19,716	19,469
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Operating activities:
Net loss	$(3,519)	$(3,110)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,143	3,668
(Gain) loss on disposition of property, equipment and other assets, net	(73)	(22)
Amortization of debt issuance costs	80	—
Deferred income taxes	7	(1,996)
Equity in investments	—	5
Stock based compensation expense	330	300
Provision for doubtful accounts	1	36
Change in current assets and liabilities:
Restricted cash	—	(166)
Accounts receivable	(273)	(29)
Notes receivable	(35)	(13)
Inventories	120	(106)
Prepaid expenses and other	427	40
Accounts payable	(369)	(623)
Accrued payroll and related benefits	644	496
Accrued interest payable	(8)	726
Other accrued expenses and advance deposits	3,493	532
Net cash provided by (used in) operating activities	3,968	(262)
Investing activities:
Purchases of property and equipment	(3,102)	(1,996)
Proceeds from disposition of property and equipment	295	1,846
Collection of notes receivable	42	—
Advances to Red Lion Hotels Capital Trust	(27)	(27)
Other, net	—	3
Net cash used in investing activities	(2,792)	(174)
Financing activities:
Repayment of long-term debt	(750)	(843)
Proceeds from stock options exercised	—	11
Proceeds from issuance of common stock under employee stock purchase plan	36	49
Additions to deferred financing costs	(5)	—
Tax benefit associated with stock based plans	—	(100)
Net cash used in financing activities	(719)	(883)

The accompanying condensed notes are an integral part of the consolidated financial statements

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (Continued)
For the Three Months Ended March 31, 2014 and 2013

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	457	(1,319)
Cash and cash equivalents at beginning of period	13,058	6,477
Cash and cash equivalents at end of period	$13,515	$5,158

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Income taxes	$31	$11
Interest on long-term debt	$1,174	$758
Non-cash operating, investing and financing activities:
Reclassification of property and other assets to assets held for sale	$137	$7

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation (“Red Lion”, "we", "our", "us" or the “company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of hotels under our proprietary brands, including Red Lion Hotels, Red Lion Inns & Suites and Leo Hotel Collection. Established over 30 years ago, the Red Lion brand is regionally recognized and is particularly well known in the western United States, where our hotels are located. The Red Lion brand is typically associated with midscale full and select service hotels. As of March 31, 2014, the Red Lion network of hotels was comprised of 54 hotels located in 10 states and one Canadian province. The Red Lion Hotels and Red Lion Inn & Suites network was comprised of 52 hotels with 9,014 rooms and 457,222 square feet of meeting space, of which we operated 24 hotels (19 are wholly owned and five are leased), and franchised 28 hotels. The Leo Hotel Collection was comprised of two hotels with 3,256 rooms and 241,000 square feet of meeting space.

We are also engaged in entertainment operations, which derive revenues from promotion and presentation of entertainment productions and ticketing services under the operations of WestCoast Entertainment and TicketsWest. The ticketing service offers online ticket sales, ticketing inventory management systems, call center services, and outlet/electronic distributions for event locations.

We were incorporated in the state of Washington in April 1978, and until 1999 operated hotels under various brand names including Cavanaughs Hotels. In 1999, we acquired WestCoast Hotels, Inc., and rebranded our Cavanaughs hotels to the WestCoast brand, changing our name to WestCoast Hospitality Corporation. In 2001, we acquired Red Lion Hotels, Inc. In September 2005, after rebranding most of our WestCoast hotels to the Red Lion brand, we changed our name to Red Lion Hotels Corporation. The financial statements encompass the accounts of Red Lion Hotels Corporation and all of its consolidated subsidiaries, including Red Lion Hotels Holdings, Inc., Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc., and Red Lion Hotels Limited Partnership (“RLHLP”).

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

Individual Hotels and Properties Referred to in these Condensed Notes to Consolidated Financial Statements

The following individual hotels and properties will be referred to in these Condensed Notes to Consolidated Financial Statements using the terms set forth in parentheses:

•	Red Lion Hotel Canyon Springs in Twin Falls, Idaho ("Canyon Springs property")

•	Red Lion Hotel Columbia Center in Kennewick, Washington ("Kennewick property")

•	Red Lion Hotel & Conference Center Kelso/Longview in Kelso, Washington ("Kelso property")

•	Red Lion Hotel Pocatello, Idaho ("Pocatello property")

•	Red Lion Hotel Wenatchee, Washington ("Wenatchee property")

•	Red Lion Hotel Yakima Center in Yakima Washington ("Yakima property")

•	Red Lion Hotel Eugene, Oregon ("Eugene property")

•	Red Lion Hotel Medford, Oregon ("Medford property")

•	Kalispell Center Mall, Kalispell, Montana ("Kalispell Mall property")

2.	Basis of Presentation

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

The consolidated balance sheet as of December 31, 2013 has been compiled from the audited balance sheet as of such date. We believe the disclosures included herein are adequate; however, they should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2013, previously filed with the SEC on Form 10-K.

In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly our consolidated financial position at March 31, 2014, the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2014 and 2013, and the consolidated cash flows for the three months ended March 31, 2014 and 2013. The comprehensive income (loss) for the periods presented may not be indicative of that which may be expected for a full year.

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

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in ASU 2014-08 change the criteria for reporting a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Only disposals representing a strategic shift in operations should be presented as discontinued operations.  This accounting standard update is effective for annual filings beginning on or after December 15, 2014. Early adoption is permitted. The impact of the adoption of ASU 2014-08 on our company's results of operations, financial position, cash flows and disclosures will be based on our company’s future disposal activity.

Management has assessed the potential impact of other recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to our company, or are not anticipated to have a material impact on our consolidated financial statements.

4.	Property and Equipment

Property and equipment used in continuing operations is summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
Buildings and equipment	$189,792	$188,331
Furniture and fixtures	32,967	32,685
Landscaping and land improvements	6,641	6,459
	229,400	227,475
Less accumulated depreciation	(118,571)	(117,343)
	110,829	110,132
Land	48,886	48,886
Construction in progress	6,537	7,338
Property and equipment, net	$166,252	$166,356

The table as of March 31, 2014 and December 31, 2013 excludes the property and equipment of the Canyon Springs, Kennewick, Kelso, Pocatello, Wenatchee and Yakima properties. These properties were classified as assets held for sale in the fourth quarter of 2013. In addition, the table as of December 31, 2013 excludes the property and equipment of the Eugene property, which closed in January 2014. See Notes 5 and 6 for further discussion.

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

As discussed in Note 4, as of March 31, 2014 and December 31, 2013, the Canyon Springs, Kennewick, Kelso, Pocatello, Wenatchee and Yakima properties were classified as held for sale. All of these properties have been listed for sale, and we plan to sell all of them that have not yet been sold within one year. The property and equipment of these properties are detailed in the table below (in thousands):

	March 31, 2014	December 31, 2013
Buildings and equipment	$25,360	$25,367
Furniture and fixtures	7,342	7,337
Landscaping and land improvements	1,144	1,138
	33,846	33,842
Less accumulated depreciation and amortization	(24,986)	(25,207)
	8,860	8,635
Land	9,478	9,478
Construction in progress	145	233
Assets held for sale	$18,483	$18,346

Impairments of assets held for sale in continuing operations

At the time each property was listed for sale, and at any time during the marketing process in which there is a change in circumstances (such as a decrease in listed price), the carrying value of the assets is written down to estimated fair value less selling costs, and an impairment is recognized in continuing operations. No impairments were identified with respect to these properties during the three months ended March 31, 2014 or 2013.

6.	Discontinued Operations

Of the properties discussed above in Note 5, four properties - Canyon Springs, Kelso, Pocatello and Wenatchee - were classified as discontinued operations for all periods presented as we do not anticipate maintaining significant continuing involvement following their sale.

In addition to these properties, during the first quarter of 2014, we ceased the operation of our Eugene property when we assigned our lease to another party. Accordingly, all operations of the Eugene property have been classified as discontinued operations for all periods presented.

Discontinued operations as of March 31, 2013 also includes the activities of the Kalispell Mall and Medford properties which were sold in the second and third quarters of 2013, respectively, as well the activities of a catering contract in Yakima, Washington, which we decided to cease operating in the first quarter of 2013.

As of March 31, 2014 and December 31, 2013, the assets and liabilities associated with the Canyon Springs, Kelso, Pocatello and Wenatchee properties are included on the consolidated balance sheets under assets held for sale. In addition, included in the balance sheet at December 31, 2013, were $0.6 million of assets and $0.1 million of liabilities associated with the discontinued operations of the Eugene property.

The following table summarizes the assets and liabilities of discontinued operations included in the consolidated balance sheets as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014 (1)	December 31, 2013(2)
ASSETS
Cash and cash equivalents	$112	$105
Accounts receivable, net	233	337
Inventories	111	145
Prepaid expenses and other	75	211
Total current assets	531	798
Property and equipment, net	12,201	12,487
Total assets, net	$12,732	$13,285

LIABILITIES
Accounts payable	$77	$115
Accrued payroll related benefits	166	131
Advance deposits	23	16
Other accrued expense	351	342
Total current liabilities	$617	$604

(1) As of March 31, 2014, the properties included are the Canyon Springs, Pocatello, Kelso and Wenatchee properties.
(2) As of December 31, 2013, the properties included are the Canyon Springs, Pocatello, Kelso, Wenatchee and Eugene properties.

The following table summarizes the results of discontinued operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues	$2,311	$4,223
Operating expenses	(2,364)	(3,859)
Hotel facility and land lease	(30)	(146)
Depreciation and amortization	—	(333)
Income tax benefit	—	50
Income (loss) from operations of discontinued business units, net of tax	(83)	(65)

Loss on disposal and impairment of the assets of discontinued business units	—	(70)
Income tax benefit	—	25
Loss on disposal and impairment of the assets of the discontinued business units, net of tax	—	(45)
Income (loss) from discontinued operations	$(83)	$(110)

Changes to discontinued operations in 2014

The following properties were classified as discontinued operations in the consolidated statements of comprehensive income (loss) for the year ended December 31, 2013 and subsequently reclassified in 2014 into continuing operations due to a determination that our company will have continuing involvement through a franchise agreement.

Yakima Property

During the fourth quarter of 2013, we listed for sale the Yakima property. At the time we did not anticipate maintaining significant continuing involvement. Accordingly, the operations of this property were classified as discontinued operations in our consolidated statements of comprehensive income (loss) for the year ended December 31, 2013. The property and equipment of this property have been classified as assets held for sale in the consolidated balance sheets as of March 31, 2014 and December 31, 2013.

Subsequent to the end of the quarter, we entered into a definitive agreement to sell the property for $3.7 million and closed that sale in April 2014. Concurrent with the sale, the purchaser signed a franchise agreement. We determined that while the continuing cash flows from operations are not significant, we still have significant involvement under the franchise agreement such that the property should not continue to be classified as discontinued operations. It has been reclassified to continuing operations for all periods presented.

Kennewick Property

During the first quarter of 2014, we determined it was more likely than not that we would retain a franchise agreement upon completion of the sale of the Kennewick property and therefore have determined the property should not be classified as discontinued operations. It has been reclassified to continuing operations for all periods presented.

Impairments of assets held for sale in discontinued operations

At the time each property was listed for sale, and at any time during the marketing process in which there is a change in circumstances (such as a decrease in listed price), the carrying value of the assets is written down to estimated fair value less selling costs, and an impairment is recognized in discontinued operations. No impairments were identified with respect to these properties during the three months ended March 31, 2014 or 2013.

7.	Goodwill and Intangible Assets

Goodwill represents the excess of the estimated fair value of the net assets acquired during business combinations over the net tangible and identifiable intangible assets acquired. Goodwill was recorded in prior years in connection with the acquisitions of franchises and entertainment businesses. The Red Lion brand name is an identifiable, indefinite lived-intangible asset that represents the separable legal right to a trade name and associated trademarks acquired in a business combination we entered into in 2001. Goodwill and the brand name are not amortized; however, we assess goodwill and the brand name for potential impairments annually in the fourth quarter, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets. We did not impair any goodwill or intangible assets during the three months ended March 31, 2014 or 2013.

8.	Credit Facility and Long-Term Debt
The current and non-current portions of long-term debt and capital lease obligations as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014		December 31, 2013
	Current	Non-Current	Current	Non-Current

Wells Fargo credit facility	$3,000	$39,336	$3,000	$40,058
Debentures due Red Lion Hotels Capital Trust	—	30,825	—	30,825
	$3,000	$70,161	$3,000	$70,883
Wells Fargo Credit Facility
In June 2013, we entered into a credit facility agreement with Wells Fargo Bank, National Association ("Wells Fargo") to expand our existing credit facility. The credit facility balance of $42.3 million represents outstanding principal payments of $42.8 million net of unamortized origination fees of $0.5 million. In addition to this term loan, we have a revolving line of credit with Wells Fargo for up to $10.0 million, a portion of which supports outstanding letters of credit. At March 31, 2014, $9.8 million on the revolving line of credit was available as we had $0.2 million in letters of credit and no outstanding borrowings as of that date. The $10.0 million revolving line of credit is available under the facility until June 30, 2015.

Principal payments of $750,000 are required on the term loan on the last day of each calendar quarter or the first business day thereafter. If a property securing the facility is sold we will be required to make an additional principal payment on the term loan equal to the greater of (i) 50% of the net proceeds from the sale or (ii) 50% of the appraised market value of the property sold. If any such additional principal payment exceeds $1 million, the remaining principal balance amortization will be modified to reflect the additional payment. The term loan matures on June 29, 2018.
Our obligations under the facility are (i) guaranteed by our subsidiaries Red Lion Hotels Limited Partnership, Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Holdings, Inc., (ii) secured by our accounts receivable and inventory, and (iii) further collateralized by 19 of our hotel properties located in Bellevue, Spokane, Olympia, Port Angeles, Kennewick, Kelso, Richland, Pasco, Yakima and Wenatchee, Washington; in Post Falls, Pocatello, Twin Falls and Boise, Idaho; in Bend and Coos Bay, Oregon; in Eureka and Redding, California; and in Salt Lake City, Utah.
As discussed in Notes 5 and 16, in April 2014 we closed on the sale of the Yakima property, which was pledged as collateral for our credit facility. As required under the terms of the loan, we made a principal payment of $2.6 million from the proceeds of the sale in April 2014.

The facility requires us to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage, debt service, and loan coverage ratios. It also includes customary events of default. We were in compliance with these covenants at March 31, 2014 and December 31, 2013.

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
We borrowed all of the proceeds from the offering, including our original 3% trust common investment of $1.4 million, on the same day through 9.5% debentures that are included as a long-term liability on our consolidated balance sheets. The debentures mature in 2044 and their payment terms mirror the distribution terms of the trust securities. The debenture agreement required the mandatory redemption of 35% of the then-outstanding trust securities at 105% of issued value if we completed an offering of common shares with gross proceeds of greater than $50 million. In accordance therewith and in connection with a common stock offering in May 2006, we repaid approximately $16.6 million of the debentures due the Trust. The Trust then redeemed 35% of the outstanding trust preferred securities and trust common securities at a price of $26.25 per share, a 5% premium over the issued value of the securities. Of the $16.6 million, approximately $0.5 million was received back by us for our trust common securities and was reflected as a reduction of our investment in the Trust. At March 31, 2014 and December 31, 2013, debentures due the Trust totaled $30.8 million.

9.	Derivative Financial Instruments and Accumulated Other Comprehensive Income (Loss)

We do not enter into derivative transactions for trading purposes, but rather to hedge our exposure to interest rate fluctuations. We manage our floating rate debt using interest rate swaps in order to reduce our exposure to the impact of changing interest rates and future cash outflows for interest.

As required under our credit facility, we entered into an interest rate swap with Wells Fargo to hedge the first 40% of our interest rate exposure. The swap has an original notional amount of $18.0 million and a fixed rate of 4.88%. Our contractual quarterly payments have reduced the outstanding notional amount to $17.1 million as of March 31, 2014. The swap is settled on the same day as the required monthly interest payments on the term loan and expires on June 29, 2018.

We followed the requirements of guidance primarily codified within Accounting Standards Codification ("ASC') Topic No. 815, “Derivatives and Hedging” (“ASC 815”) pertaining to the accounting for derivatives and hedging activities. ASC 815 requires us to recognize all derivative instruments on our balance sheet at fair value. The related gains or losses on these transactions are deferred in stockholders' equity as a component of accumulated other comprehensive income or loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in interest expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in interest expense. Our interest rate hedge was designated as a cash flow hedge and is deemed to be effective at March 31, 2014 as the critical terms have not changed since inception.

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

At March 31, 2014, the valuation of the interest rate swap resulted in the recognition of a swap liability totaling $0.2 million, which is included in other accrued expenses on the balance sheet.

Accumulated other comprehensive income (loss)

Changes in accumulated other comprehensive income (loss), comprised entirely of changes in the fair value of our cash flow hedge, were as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Balance, beginning of period	$(159)	$—
Loss on cash flow hedge, net of tax	(1)	—
Balance, end of period	$(160)	$—

10.	Business Segments

As of March 31, 2014, we had three operating segments: hotels, franchise and entertainment. The “other” segment consists of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense and income taxes; therefore, those two items have not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues and expenses.

Selected information with respect to continuing operations is provided below (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues:
Hotels	$23,746	$22,912
Franchise	1,526	1,264
Entertainment	5,105	3,373
Other	33	85
	$30,410	$27,634
Operating income (loss) by segment:
Hotels	$(933)	$(1,657)
Franchise	62	(47)
Entertainment	964	310
Other	(2,374)	(2,163)
Total operating income (loss)	(2,281)	(3,557)
Interest expense	(1,217)	(1,484)
Other income	93	101
Income tax (expense) benefit	(31)	1,940
Income (loss) from continuing operations	$(3,436)	$(3,000)

	March 31, 2014	December 31, 2013
Identifiable assets:
Hotels (1)	$193,338	$192,225
Franchise	9,725	9,348
Entertainment	5,734	6,759
Other	25,330	26,294
	$234,127	$234,626
__________

(1)	Includes the identifiable assets of discontinued operations that are classified as held for sale.

11.	Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the three months ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator - basic and diluted:
Income (loss) from continuing operations	$(3,436)	$(3,000)
Income (loss) from discontinued operations	(83)	(110)
Net income (loss)	$(3,519)	$(3,110)
Denominator:
Weighted average shares - basic	19,716	19,469
Weighted average shares - diluted	19,716	19,469
Earnings (loss) per share
Income (loss) from continuing operations	$(0.17)	$(0.15)
Income (loss) from discontinued operations	$—	$(0.01)
Net income (loss)	$(0.17)	$(0.16)

For the three months ended March 31, 2014, all of the 118,127 options to purchase common shares and all of the 314,618 restricted stock units outstanding as of that date were considered antidilutive due to losses in the period. For the three months ended March 31, 2013, all of the 169,783 options to purchase common shares and all of the 308,217 restricted stock units outstanding as of that date were considered antidilutive due to losses in the period.

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

At March 31, 2014 we were not able to reliably estimate the full year effective tax rate. Accordingly, we have recognized interim income tax benefit using the discrete method based on actual results for the three months ended March 31, 2014. The effective tax rates from continuing operations at March 31, 2014 and 2013 were (0.85)% and 39.2%, respectively. The difference between the effective tax rates and the statutory rate of 34.0% for three months ended March 31, 2014 is driven by the impact of a valuation allowance recorded as of December 31, 2013 to reduce our deferred tax assets to an amount that is more likely than not to be realized. The difference between the effective tax rate and the statutory tax rate of 34.0% for the three months ended March 31, 2013 is primarily driven by state income taxes, federal tax credits, and non-deductible expenses.

We recognize the financial statement effect of a tax position when, based on the technical merits of the uncertain tax position, it is more likely than not to be sustained on a review by taxing authorities. These estimates are based on judgments made with currently available information. We review these estimates and make changes to recorded amounts of uncertain positions as facts and circumstances warrant. We had no material uncertain tax positions at March 31, 2014 and do not anticipate a significant change in any unrecognized tax benefits over the next 12 months. Accordingly, we have not provided for any unrecognized tax benefits or related interest and penalties. With limited exception, we are no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for years prior to 2008.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated is the cumulative loss incurred over the three-year period ended March 31, 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

As of March 31, 2014 and December 31, 2013, a valuation allowance of $7.2 million and $5.9 million has been recorded, respectively, to reduce deferred tax assets to an amount that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. Should we determine we will be able to realize our deferred tax assets, the tax benefits relating to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

13.	Stock Based Compensation

Stock Incentive Plans

The 2006 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by our shareholders and allowed awards of 2.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of March 31, 2014, there were 653,196 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.

Stock Option Plans

In the three months ended March 31, 2014 and 2013 we recognized no compensation expense related to options.

A summary of stock option activity for the three months ended March 31, 2014, is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2014	167,607	$9.49
Options granted	—	$—
Options exercised	—	$—
Options forfeited	(49,480)	$8.72
Balance, March 31, 2014	118,127	$9.82
Exercisable, March 31, 2014	118,127	$9.82

Additional information regarding stock options outstanding and exercisable as of March 31, 2014, is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$5.10	5,000	0.64	2014	$5.10	$3,650	5,000	$5.10	$3,650
$7.10 - $7.46	8,161	1.20	2014-2015	7.36	—	8,161	7.36	—
$8.74	64,471	3.71	2014-2018	8.74	—	64,471	8.74	—
$12.21-$13.00	40,495	2.57	2014-2017	12.62	—	40,495	12.62	—
	118,127	3.02	2014-2018	$9.82	$3,650	118,127	$9.82	$3,650
__________

(1)
The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been fully vested and exercised on the last trading day of the first three months of 2014, or March 31, 2014, based upon our closing stock price on that date of $5.83.

Restricted Stock Units, Shares Issued as Compensation

As of March 31, 2014 and 2013, there were 314,618 and 308,217 unvested restricted stock units outstanding. Since we began issuing restricted stock units, approximately 20.9% of total units granted have been forfeited. In the first quarter of 2014, we recognized approximately $0.2 million in compensation expense related to restricted stock units compared to $0.2 million in the comparable period in 2013. As the restricted stock units vest, we expect to recognize approximately $1.6 million in additional compensation expense over a weighted average period of 32 months, including $0.5 million during the remainder of 2014.

A summary of restricted stock unit activity for the three months ended March 31, 2014, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2014	303,749	$7.32
Granted	52,012	$5.79
Vested	—	$—
Forfeited	(41,143)	$7.08
Balance, March 31, 2014	314,618	$7.10

Employee Stock Purchase Plan

In January 2008, we adopted the 2008 employee stock purchase plan (the “2008 ESPP”) upon the expiration of its predecessor plan. Under the 2008 ESPP, a total of 300,000 shares of common stock are authorized for purchase by eligible employees at a discount through payroll deductions. No employee may purchase more than $25,000 worth of shares in any calendar year, or more than 10,000 shares during any six-month purchase period under the plan. As allowed under the 2008 ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. In January 2014, 7,405 shares were issued to participants under the terms of the plan.

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

Estimated fair values of financial instruments (in thousands) are shown in the table below. The carrying amounts for cash and cash equivalents, accounts receivable and current liabilities are reasonable estimates of their fair values. The carrying amounts of our current notes receivable are reasonable estimates of their fair values due to the short nature of the loans (they are expected to be satisfied within a year). We estimate the fair value of our interest rate swap using standard calculations that use as their basis readily available observable market parameters, which are Level 2 inputs. We estimate the fair value of our long-term debt, excluding leases, using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. The debentures are valued at the closing price on March 31, 2014, of the underlying trust preferred securities on the New York Stock Exchange, which was a directly observable Level 1 input. The fair values provided below are not necessarily indicative of the amounts we or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents and restricted cash(1)	$13,515	$13,515	$13,058	$13,058
Accounts receivable(1)	$6,555	$6,555	$6,283	$6,283
Notes receivable	$5,088	$5,088	$5,095	$5,095
Financial liabilities:
Current liabilities, excluding debt(1)	$19,838	$19,838	$16,238	$16,238
Total debt	$42,336	$42,516	$43,058	$44,311
Debentures	$30,825	$32,058	$30,825	$32,058
__________

(1)	Includes the cash, accounts receivable, and current liabilities of discontinued operations held for sale as of March 31, 2014 and December 31, 2013.

15.	Commitments and Contingencies

At any given time we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a materially adverse effect on our consolidated financial position or net cash flow.

Due to our equity method investment in a 19.9% owned real estate venture, we are considered a guarantor of the mortgage for the building associated with that investment. We would be obligated to pay a portion of this mortgage in the event the real estate venture were unable to meet its principal or interest payment obligations. As of March 31, 2014, the maximum amount payable under this guarantee was approximately $1.8 million, which represents 19.9% of the outstanding mortgage balance. At each reporting date, it was not probable that we would be required to pay any of this amount; thus we have not accrued a liability for any portion of this obligation in our March 31, 2014 or December 31, 2013 financial statements.

16.	Subsequent Events

On April 10, 2014, we closed on the sale of the Yakima property for $3.7 million. This property was pledged as collateral for our Wells Fargo credit facility. Under the terms of that facility, we made a principal payment in the amount of $2.6 million on the facility's term loan when the sale closed. See Notes 5 and 8 for further discussion. Concurrent with the sale, we entered into a franchise agreement with the buyer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will” and similar expressions or their negatives are used in this quarterly report, these are forward-looking statements. Many possible events or factors, including those discussed in “Risk Factors” under Item 1A of our annual report filed with the Securities and Exchange Commission (“SEC”) on Form 10-K for the year ended December 31, 2013, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

In this report, "we," "us," "our," "our company" and "RLH" refer to Red Lion Hotels Corporation and, as the context requires, all of its wholly owned subsidiaries, including Red Lion Hotels Holdings, Inc., Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Limited Partnership. "Red Lion" refers to the Red Lion brand. The terms "the network" or "network of hotels" refer to our entire group of owned, leased and franchised hotels.

The following discussion and analysis should be read in connection with our unaudited consolidated financial statements and the condensed notes thereto and other financial information included elsewhere in this quarterly report, as well as in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2013, previously filed with the SEC on Form 10-K.

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

Red Lion Hotels and Red Lion Inns & Suites work to create an environment that allows customers to feel welcome and at home while they travel. Our properties are in both urban and smaller markets, and each property strives to highlight and reflect the unique character of its local market. Our focus is on locally inspired, friendly and personalized genuine customer service. Value and cleanliness underscore our brand promise of friendly service that’s locally inspired by the warm and authentic manner for which Red Lion has always been known. Our brand promise, which we refer to as Local.Wise. is focused on providing our guests with a uniquely local experience authentic to the regions in which our hotels are located. It positions each Red Lion as the traveler's advocate, drives relevance and loyalty, and differentiates us from our competition. This in turn helps us to deliver a consistent and differentiated guest experience to encourage customer loyalty and continually build brand equity.

A summary of our properties as of March 31, 2014 is provided below:

	Hotels	Total Available Rooms	Meeting Space (sq. ft.)
Red Lion Owned and Leased Hotels
Continuing Operations	20	4,057	190,272
Discontinued Operations	4	572	34,433
Red Lion Franchised Hotels	28	4,385	232,517
Leo Hotel Collection	2	3,256	241,000
Total	54	12,270	698,222

We operate in three reportable segments:

•
The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels. As of March 31, 2014, we operated 24 hotels, of which 19 are wholly-owned and five are leased.

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

Our remaining activities, none of which constitutes a reportable segment, have been aggregated into "other".

Individual Hotels and Properties Referred to in this Report

The following individual hotels and properties will be referred to in this report using the terms set forth in parentheses:

•	Red Lion Hotel Canyon Springs in Twin Falls, Idaho ("Canyon Springs property")

•	Red Lion Hotel Columbia Center in Kennewick, Washington ("Kennewick property")

•	Red Lion Hotel & Conference Center Kelso/Longview in Kelso, Washington ("Kelso property")

•	Red Lion Hotel Pocatello, Idaho ("Pocatello property")

•	Red Lion Hotel Wenatchee, Washington ("Wenatchee property")

•	Red Lion Hotel Yakima Center in Yakima Washington ("Yakima property")

•	Red Lion Inn & Suites in Missoula, Montana ("Missoula property")

•	Red Lion Hotel Pendleton in Pendleton, Oregon ("Pendleton property")

•	Kalispell Center Mall, Kalispell, Montana ("Kalispell Mall property")

Executive Summary

Our strategy is to grow our brands and profitability by expanding our hotel network with additional franchised hotels, hotels partially owned by us through joint venture or sliver equity participation.

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

To assist in our ability to grow our hotel network in larger metropolitan cities, we may consider special incentives, sliver equity, joint venture opportunities with hotel owners and investors or adding additional brand options. In addition to conversion from other brands, independently branded hotel operations may also benefit from the Red Lion central services programs. For all properties, we are striving to provide hotel owners leading distribution technology and sales support as part of our brand support programs.

We are investing in sales and marketing talent and technology to improve our ability to manage the various channels which drive occupancy and rate at our hotels, including transient, group and preferred corporate business. Our focus on improving e-commerce revenue generation included redesigning the RedLion.com website, integrating mobile adaptivity and adding a new internet booking engine. As part of our Local.Wise. initiative, our website gives our customers detailed local information while also improving the reservation process online or via mobile devices.

We are committed to keeping our properties well maintained and attractive to our customers in order to maintain our competitiveness within the industry and keep our hotels properly positioned in their markets. We will continue to focus on improving our properties and overall operational capacity in 2014 through additional capital expenditures.

To support the clarification of our Red Lion Brand and improve our financial performance, we have listed for sale several non-strategic hotel assets. Currently, we are marketing for sale the Canyon Springs, Kennewick, Kelso, Pocatello and Wenatchee properties. We will continue to operate these hotels under the Red Lion brand until their disposition. The listings for these properties do not require a continuing Red Lion franchise agreement. Potential buyers interested in retaining the Red Lion brand will need to make investments in the properties to maintain the brand standards and quality of product our guests expect. Proceeds from the sale of these assets are intended to provide additional capital for debt reduction and support of the growth initiatives for our hotel network.

We will also continue in 2014 to seek ways to improve the profitability of our owned and leased hotel portfolio through growth in revenue and cost efficiencies.

Revenue per available room ("RevPAR") for owned and leased hotels on a comparable basis from continuing operations increased 5.0% in the first quarter of 2014 from the first quarter of 2013. Comparable occupancy from continuing operations increased 130 basis points in the first quarter of 2014 from the first quarter of 2013. Comparable Average Daily Rate ("ADR"), from continuing operations, increased 2.5% in the first quarter of 2014 to $84.89 from $82.83 in the first quarter of 2013. Average occupancy, ADR and RevPAR statistics are provided below on a comparable basis from continuing operations.

	Three Months Ended March 31,
	2014				2013
	Average Occupancy		ADR	RevPAR	Average Occupancy	ADR	RevPAR
Owned and Leased Hotels	56.5%		$84.89	$48.01	55.2%	$82.83	$45.73
Franchised Hotels	45.3%		$85.10	$38.54	43.9%	$81.94	$35.98
Total System Wide	51.2%		$84.98	$43.53	49.8%	$82.46	$41.09
Change from prior comparative period:
Owned and Leased Hotels	130	bps	2.5%	5.0%
Franchised Hotels	140	bps	3.9%	7.1%
Total System Wide(1)	140	bps	3.1%	5.9%

(1)
Includes all hotels owned, leased and franchised, presented on a comparable basis. This excludes hotels classified as discontinued operations. This also excludes the two properties under the Leo Hotel Collection brand. The Missoula property and the Pendleton property have been excluded from the owned and leased hotel statistics and included in the franchised statistics as we sold those previously owned properties during 2013 and maintained franchise agreements on those properties.

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

Results of Operations

Our reported numbers for the periods presented reflect the results of the Missoula property through February 20, 2013, and the results of the Pendleton property through April 4, 2013, when the sales of those properties closed. These properties are reported in continuing operations since we have significant continuing involvement in the operations of these properties that now operate as franchised hotels. In order to help investors distinguish changes from results of continuing operations versus changes due to the sales of these hotel properties, we will discuss operating results from continuing operations as reported and also discuss certain operating results and data for periods included in the report on a comparable hotel basis. Comparable hotels are hotels that have been owned, leased or franchised by us and were in operation throughout each of the full periods presented, other than hotels classified as discontinued operations. Therefore, the Missoula and Pendleton properties are excluded from the comparable owned and leased hotel statistics and operating results.

For the first quarter of 2014 and 2013, we reported losses from continuing operations of $3.4 million, or $0.17 per share, and $3.0 million, or $0.15 per share, respectively. For the first three months of 2014, EBITDA from continuing operations was $1.0 million, compared to EBITDA of $(0.1) million for the first three months of 2013.

A summary of our consolidated statements of comprehensive (loss) income is provided below (in thousands):

	Three Months Ended March 31,
	2014	2013
Total revenue	$30,410	$27,634
Total operating expenses	32,691	31,191
Operating income (loss)	(2,281)	(3,557)
Other income (expense):
Interest expense	(1,217)	(1,484)
Other income, net	93	101
Income (loss) before taxes	(3,405)	(4,940)
Income tax expense (benefit)	31	(1,940)
Income (loss) from continuing operations	(3,436)	(3,000)
Income (loss) from discontinued operations, net of tax	(83)	(110)
Net income (loss)	$(3,519)	$(3,110)
Comprehensive income (loss)	$(3,520)	$(3,110)
Non-GAAP data:
EBITDA	$872	$26
EBITDA from continuing operations	$955	$(122)

EBITDA represents net income (loss) before interest expense, income tax expense (benefit) and depreciation and amortization. We utilize EBITDA as a financial measure because management believes that investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe it is a complement to net income (loss) and other financial performance measures. EBITDA is not intended to represent net income (loss) as defined by generally accepted accounting principles in the United States (“GAAP”), and such information should not be considered as an alternative to net income (loss), cash flows from operations or any other measure of performance prescribed by GAAP.

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

The following is a reconciliation of EBITDA and EBITDA from continuing operations to net income (loss) for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
EBITDA from continuing operations	$955	$(122)
Income tax (expense) benefit - continuing operations	(31)	1,940
Interest expense - continuing operations	(1,217)	(1,484)
Depreciation and amortization - continuing operations	(3,143)	(3,334)
Income (loss) from continuing operations	$(3,436)	$(3,000)
Income (loss) of discontinued operations, net of tax	(83)	(110)
Net income (loss)	$(3,519)	$(3,110)

	Three Months Ended March 31,
	2014	2013
EBITDA	$872	$26
Income tax (expense) benefit	(31)	2,015
Interest expense	(1,217)	(1,484)
Depreciation and amortization	(3,143)	(3,667)
Net income (loss)	$(3,519)	$(3,110)

Revenue

A breakdown of our revenues from continuing operations for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

Revenue From Continuing Operations

	Three Months Ended March 31,
	2014	2013
Hotels:
Rooms	$17,524	$17,001
Food and beverage	5,608	5,406
Other department	614	505
Total hotel segment revenue	23,746	22,912
Franchise	1,526	1,264
Entertainment	5,105	3,373
Other	33	85
Total Operating Revenue	$30,410	$27,634

Our reported hotel segment numbers for the periods presented in this report reflect the results of the Missoula property through February 20, 2013, and the results of the Pendleton property through April 4, 2013, when the sales of those properties closed. In order to help investors distinguish changes in our results from continuing operations versus changes due to the sale of these properties, we will discuss our operating results as reported and also on a comparable basis to exclude the results of these sold properties from the hotel segment.

A breakdown of our comparable hotel revenues for the three months ended March 31, 2014 and 2013 is as follows:

Comparable Hotel Revenue From Continuing Operations

	Three Months Ended March 31,
	2014	2013
Room revenue from continuing operations	$17,524	$17,001
less: room revenue from Missoula and Pendleton properties	—	(306)
Comparable room revenue	$17,524	$16,695
Food and beverage revenue from continuing operations	$5,608	$5,406
less: food and beverage revenue from Missoula and Pendleton properties	—	(58)
Comparable food and beverage revenue	$5,608	$5,348
Other hotel revenue from continuing operations	$614	$505
less: other hotel revenue from Missoula and Pendleton properties	—	(6)
Comparable other hotel revenue	$614	$499
Total hotel revenue from continuing operations	$23,746	$22,912
less: Total hotel revenue from Missoula and Pendleton properties	—	(370)
Comparable total hotel revenue	$23,746	$22,542

We utilize comparable hotel revenue from continuing operations as a financial measure because management believes that investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe it is a complement to reported revenue and other financial performance measures. Comparable hotel revenue from continuing operations is not intended to represent reported hotel revenue as defined by GAAP, and such information should not be considered as an alternative to reported hotel revenue or any other measure of performance prescribed by GAAP. Comparable hotel revenue from continuing operations represents reported hotel segment revenue less the impact of the Missoula and Pendleton properties' revenue.

Three months ended March 31, 2014 and 2013

During the first quarter of 2014, revenue from the hotel segment increased $0.8 million or 3.6% compared to the first three months of 2013. On a comparable basis, excluding the results of the Missoula and Pendleton properties, revenue from the hotel segment increased $1.2 million or 5.3% in the first three months of 2014 compared to the first quarter of 2013. This comparable increase was primarily driven by a 2.5% increase in ADR which was predominantly driven by higher rates in the transient segment. Occupancy increased 130 basis points compared to the first quarter of 2013, primarily driven by increases in permanent and group room nights.

Revenue from our franchise segment increased $0.3 million to $1.5 million in the first quarter of 2014 compared to the first quarter of 2013. This was primarily due to increases in rooms revenue, contractual rates on existing properties and the number of hotels in the franchise system. As disclosed in the Form 10-K for the year ended December 31, 2013, during the second quarter of 2013 we received advance notice of termination from our franchisee at our Seattle Fifth Avenue Hotel. We anticipate their departure from our network in June 2014. This hotel generated approximately 14% and 12% of our total franchise segment revenue for the three months ended March 31, 2014 and 2013, respectively.

Revenue in the entertainment segment increased $1.7 million to $5.1 million in the first quarter of 2014 compared to $3.4 million in the first quarter of 2013. This is primarily due to an eight week Broadway stage production in Hawaii in 2014.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, depreciation and amortization, hotel facility and land lease expense, gain or loss on asset dispositions and undistributed corporate expenses. Total operating expenses during the first quarter of 2014 compared to the first quarter of 2013 increased $1.5 million, primarily due to costs related to the eight week Broadway stage production in Hawaii. Also impacting operating expenses was higher rooms expense due to increased occupancy, partially offset by elimination of expenses for hotels sold in 2013.

A breakdown of our operating expenses and direct margin by segment as reported for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

Operating Expenses From Continuing Operations

	Three Months Ended March 31,
	2014	2013

Hotels	$20,732	$20,730
Franchise	1,452	1,299
Entertainment	4,056	2,984
Other	114	108
Depreciation and amortization	3,143	3,334
Hotel facility and land lease	1,155	1,022
Loss (gain) on asset dispositions, net	(75)	(92)
Undistributed corporate expenses	2,114	1,806
Total operating expenses	$32,691	$31,191
Hotels revenue - continuing(1)	$23,746	$22,912
Direct margin (2)	$3,014	$2,182
Direct margin %	12.7%	9.5%
Franchise revenue	$1,526	$1,264
Direct margin (2)	$74	$(35)
Direct margin %	4.8%	(2.8)%
Entertainment revenue	$5,105	$3,373
Direct margin (2)	$1,049	$389
Direct margin %	20.5%	11.5%
Other revenue - continuing (1)	$33	$85
Direct margin (2)	$(81)	$(23)
Direct margin %	(245.5)%	(27.1)%
__________

(1)	Excludes operations classified as discontinued.

(2)	Revenues less direct operating expenses.

Our reported hotel segment numbers for the periods presented in this report reflect the results of the Missoula property through February 20, 2013, and the results of the Pendleton property through April 4, 2013, when the sales of those properties closed. In order to help investors distinguish changes in our results from continuing operations versus changes due to the sale of these properties, we will discuss our operating results as reported and also on a comparable basis to exclude the results of these sold properties from the hotel segment.

A breakdown of our comparable hotel operating expenses and direct margin for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

Comparable Hotel Operating Expenses From Continuing Operations

	Three Months Ended March 31,
	2014	2013
Hotel operating expenses from continuing operations	$20,732	$20,730
less: Hotel operating expenses from Missoula and Pendleton properties	—	(621)
Comparable hotel operating expenses	$20,732	$20,109
Hotel revenue from continuing operations	$23,746	$22,912
less: Hotel revenue from Missoula and Pendleton properties	—	(370)
Comparable hotel revenue	$23,746	$22,542
Hotel direct operating margin from continuing operations	$3,014	$2,182
less: Hotel direct operating margin from Missoula and Pendleton properties	—	251
Comparable hotel direct margin	$3,014	$2,433
Comparable hotel direct margin %	12.7%	10.8%

We utilize comparable hotel operating expense from continuing operations as a financial measure because management believes that investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe it is a complement to reported operating expense and other financial performance measures. Comparable hotel operating expense from continuing operations is not intended to represent reported hotel operating expense as defined by GAAP, and such information should not be considered as an alternative to reported hotel operating expense or any other measure of performance prescribed by GAAP. Comparable hotel operating expense from continuing operations represents reported hotel segment operating expenses less the impact of the Missoula and Pendleton properties' operating expense.

Three months ended March 31, 2014 and 2013

Direct hotel expenses as reported were $20.7 million in the first quarter of 2014 compared to $20.7 million in the first quarter of 2013. On a comparable basis, direct hotel expenses were $20.7 million in the first three months of 2014 compared to $20.1 million in the first quarter of 2013, representing a 3.1% increase. The increase was driven primarily by increased medical insurance , utilities and marketing costs, partially offset by a benefit in our R&R program. On a comparable basis, the hotel segment had a direct margin of 12.7% in the first quarter of 2014 compared to 10.8% for the first quarter of 2013. The improvement in margin was primarily driven by the increase in ADR.

Direct expenses for the franchise segment in the first quarter of 2014 increased by $0.2 million to $1.5 million compared to the first quarter of 2013, primarily driven by marketing expense. Direct expenses for the entertainment segment in the first quarter of 2014 increased by $1.1 million compared to the first quarter of 2013 primarily due to the eight week Broadway stage production in Hawaii in 2014.

Depreciation and amortization expenses decreased $0.2 million in the first quarter of 2014 compared to the first quarter of 2013. The primary driver of the variance is the elimination of depreciation on the properties sold and classified as held for sale. See Note 5 of Condensed Notes to Consolidated Financial Statements.

Hotel facility and land lease costs increased $0.1 million to $1.2 million in the first quarter of 2014 compared to the first quarter of 2013. Our lease costs increased following the sale of the Kalispell Mall property in the second quarter of 2013 due to a lease agreement that was entered into for the continued operation of the hotel.

Undistributed corporate expenses increased by $0.3 million in the first three months of 2014 compared to the first three months of 2013. The increase primarily relates to CEO transition costs and self-insured medical plan costs. Undistributed corporate expenses include general and administrative charges such as corporate payroll, stock compensation expense, director’s fees, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment, such as accounting, human resources and information technology, are distributed and included in direct expenses of the segments to which they are allocated.

Income Taxes

During the first quarter of 2014, we reported income tax expense from continuing operations of $31,000 compared to an income tax benefit of $1.9 million from continuing operations during the first quarter of 2013. The difference is due to a valuation allowance recorded in the fourth quarter of 2013 to reduce our deferred tax assets to an amount that is more likely than not to be realized.

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

Based on our current assessment of future taxable income, a valuation allowance in the amount of $7.2 million and $5.9 million has been recorded as of March 31, 2014 and December 31, 2013, respectively, to reduce our deferred tax assets to an amount that is more likely than not to be realized.

Liquidity and Capital Resources

As of March 31, 2014, we had total long term debt maturing within one year of $3.0 million. This is the current portion of a term loan from Wells Fargo Bank, National Association ("Wells Fargo") with a total outstanding balance of $42.8 million, which matures on June 30, 2018. Excluding our assets held for sale, our current assets at March 31, 2014 exceeded our current liabilities, by $2.2 million.

At March 31, 2014 total outstanding debt was $73.2 million, net of discount. Included in that amount is $30.8 million of debentures due to Red Lion Hotels Capital Trust. Our average pre-tax interest rate on debt was 6.3% at March 31, 2014, of which 65.1% was fixed at an average rate of 7.9% and 34.9% was at an average variable rate of 3.5%.

Wells Fargo Credit Facility
In June 2013, we entered into a credit facility agreement with Wells Fargo Bank, National Association ("Wells Fargo") to expand our existing credit facility. The credit facility balance at March 31, 2014 of $42.3 million represents outstanding principal payments of $42.8 million net of unamortized origination fees of $0.5 million. It also includes a revolving line of credit for up to $10.0 million.

Principal payments of $750,000 are required on the term loan on the last day of each calendar quarter or the first business day thereafter. If a property securing the facility is sold we will be required to make an additional principal payment on the term loan equal to the greater of (i) 50% of the net proceeds from the sale or (ii) 50% of the appraised market value of the property sold. If any such additional principal payment exceeds $1 million, the remaining principal balance amortization will be modified to reflect the additional payment. The term loan matures on June 30, 2018.
Our obligations under the facility are (i) guaranteed by our subsidiaries Red Lion Hotels Limited Partnership, Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Holdings, Inc., (ii) secured by our accounts receivable and inventory, and (iii) further collateralized by 19 of our hotel properties located in Bellevue, Spokane, Olympia, Port Angeles, Kennewick, Kelso, Richland, Pasco, Yakima and Wenatchee, Washington; in Post Falls, Pocatello, Twin Falls and Boise, Idaho; in Bend and Coos Bay, Oregon; in Eureka and Redding, California; and in Salt Lake City, Utah.
As discussed in Notes 5 and 16 of Condensed Notes to Consolidated Financial Statements, in April 2014 we closed on the sale of the Yakima property, which was pledged as collateral on our credit facility. As required under the terms of the loan, we made a principal payment of $2.6 million in April 2014 from the proceeds of the sale.

The facility requires us to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage, debt service, and loan coverage ratios. It also includes customary events of default. We were in compliance with these covenants at March 31, 2014.

We can access up to $10 million on the revolving line of credit until it expires on June 30, 2015. The revolving line of credit, which is subject to certain financial covenants, allows us to fund operating needs and may be limited based on a formula relating to the trailing twelve-month consolidated net income of the hotel properties collateralizing the facility. The revolving line of credit was not subject to limitation based on this calculation at March 31, 2014. At March 31, 2014 and as of the date of filing this Form 10-Q, $9.8 million on the revolving line of credit was available as we had $0.2 million in letters of credit and no outstanding borrowings.

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

Operating Activities

Net cash provided by operating activities during the first three months of 2014 totaled $4.0 million, a $4.2 million increase from the first three months of 2013. The primary drivers of the increase are the timing of accrued expenses and interest payments.

Investing Activities

Net cash used in investing activities totaled $2.8 million during the first three months of 2014 compared to net cash used in investing activities of $0.2 million during the first three months of 2013. The primary driver of the variance was the increase of property and equipment purchased in 2014, coupled with the purchases of property and equipment in 2013 being partially offset by proceeds received from the sale of our assets.

Financing Activities

Net cash used in financing activities was $0.7 million during the first three months of 2014, compared to $0.9 million cash used in financing activities in the first three months of 2013. The main driver of the improvement was a reduction in our required principal payments in 2014 from the refinancing of our debt.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and estimated interest on debt, as of March 31, 2014 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt, excluding debentures(1)	$48,734	$4,600	$8,843	$35,291	$—
Operating and capital leases	24,823	4,635	6,590	3,918	9,680
Service agreements	825	275	550	—	—
Debentures due Red Lion
Hotels Capital Trust (1)	118,432	2,928	5,857	5,857	103,790
Total contractual obligations (2)	$192,814	$12,438	$21,840	$45,066	$113,470
__________

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)
With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.

We have leasehold interests at various hotel properties as well as our corporate headquarters located in Spokane, Washington. These leases require us to pay fixed monthly rent and have expiration dates of 2016 and beyond which are reflected in the table above. The table below summarizes the terms of the leases, including extension periods at our option, for our hotel properties as of March 31, 2014:

Property	Expiration date of lease	Extension periods
Red Lion River Inn	October 2018	Three renewal terms of five years each
Red Lion Hotel Seattle Airport	December 2024	One renewal term of five years
Red Lion Hotel Vancouver (at the Quay)	December 2020	None
Red Lion Anaheim	April 2016	18 renewal terms of five years each
Red Lion Hotel Kalispell	April 2028	Three renewal terms of five years each

Franchise Update

At March 31, 2014, the Red Lion Hotels and Red Lion Inn & Suites network included 28 hotels under franchise agreements, representing a total of 4,385 rooms and 232,517 square feet of meeting space. During the quarter, we announced that we had signed a franchise license agreement with owners of a hotel in Tucson, Arizona and it is expected to convert to the brand in the second quarter. In April 2014, we closed the sale of our Yakima property and entered into a franchise agreement with the purchaser.

Assets Held for Sale Update

On April 10, 2014, we closed on the sale of the Yakima property for $3.7 million. This property was pledged as collateral on our credit facility. Under the terms of that agreement, we made a principal payment in the amount of $2.6 million when the sale closed. See Notes 5 and 8 of Condensed Notes to Consolidated Financial Statements for further discussion.

Off-balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. We consider a critical accounting policy to be one that is both important to the portrayal of our financial condition and results of operations and requires management's most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 2 of Condensed Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2013.

Management has discussed the development and selection of our critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosures presented on Form 10-K for the year ended December 31, 2013. Since the date of our 2013 Form 10-K, there have been no material changes to our critical accounting policies, nor have there been any changes to our methodology and assumptions applied to these policies.

New and Future Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in ASU 2014-08 change the criteria for reporting a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Only disposals representing a strategic shift in operations should be presented as discontinued operations.  This accounting standard update is effective for annual filings beginning on or after December 15, 2014. Early adoption is permitted. The impact of the adoption of ASU 2014-08 on our company’s results of operations, financial position, cash flows and disclosures will be based on our company’s future disposal activity.

Management has assessed the potential impact of other recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to our company, or are not anticipated to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from outstanding debt. As of March 31, 2014, our outstanding debt, including current maturities and excluding unamortized origination fees, was $73.6 million.

At March 31, 2014, $30.8 million of our outstanding debt was subject to currently fixed interest rates and was not exposed to market risk from rate changes. In addition, $17.1 million of the $42.8 million outstanding on the variable rate term loan is subject to an interest rate swap, which effectively fixes its interest rate at 4.88%. The remaining $25.7 million outstanding under the term loan remains subject to variable rates, currently set at 3.5%. We can access up to $10 million on our current revolving line of credit, a portion of which supports outstanding letters of credit. The revolving line of credit, which is subject to certain financial covenants, allows us to fund operating needs and may be limited based on a formula relating to the trailing twelve-month consolidated net income of the hotel properties collateralizing the facility. As of March 31, 2014, $9.8 million on the revolving line of credit was available as we had $0.2 million in letters of credit.

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

The below table summarizes our debt obligations at March 31, 2014 on our consolidated balance sheet (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Debt, excluding debentures	$2,250	$3,000	$3,000	$3,000	$31,500	$—	$42,750	$42,516
Average interest rate							4.1%
Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$32,058
Average interest rate							9.5%

Item 4.	Controls and Procedures

As of March 31, 2014, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the first three months of 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our annual report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our annual report may not be the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.

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

Red Lion Hotels Corporation
Registrant

Signature		Title	Date

By:	/s/ Gregory T. Mount	President and Chief Executive Officer (Principal Executive Officer)	May 5, 2014
Gregory T. Mount

By:	/s/ Julie Shiflett	Executive Vice President, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	May 5, 2014
Julie Shiflett