Form 10-Q
period 2014-06-30
Red Lion Hotels CORP
filed 2014-08-08
CIK 1052595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 __________________________________________
FORM 10-Q
 __________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
As of August 1, 2014, there were 19,824,675 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$23,692	$13,058
Accounts receivable, net	6,366	6,283
Notes receivable	619	672
Inventories	1,127	1,386
Prepaid expenses and other	1,797	3,266
Deferred income taxes	864	1,034
Assets held for sale	23,595	18,346
Total current assets	58,060	44,045
Property and equipment, net	147,554	166,356
Goodwill	8,512	8,512
Intangible assets	6,997	6,992
Notes receivable, long term net	4,630	4,423
Other assets, net	4,298	4,298
Total assets	$230,051	$234,626

LIABILITIES
Current liabilities:
Accounts payable	$4,819	$4,763
Accrued payroll and related benefits	2,944	2,786
Accrued interest payable	—	25
Advance deposits	325	199
Other accrued expenses	12,213	8,465
Long-term debt, due within one year	2,367	3,000
Total current liabilities	22,668	19,238
Long-term debt, due after one year, net of discount	30,383	40,058
Deferred income	3,220	3,455
Deferred income taxes	3,677	3,841
Debentures due Red Lion Hotels Capital Trust	30,825	30,825
Total liabilities	90,773	97,417

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock- 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 19,795,218 and 19,687,232 shares issued and outstanding	198	197
Additional paid-in capital	152,823	152,303
Accumulated other comprehensive income (loss)	(231)	(159)
Retained earnings (accumulated deficit)	(13,512)	(15,132)

Total stockholders' equity	139,278	137,209
Total liabilities and stockholders’ equity	$230,051	$234,626

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Revenue:
Hotels	$29,965	$30,275	$54,713	$54,121
Franchise	4,453	1,943	5,979	3,207
Entertainment	5,538	1,778	10,644	5,151
Other	18	85	50	171
Total revenues	39,974	34,081	71,386	62,650
Operating expenses:
Hotels	23,996	23,644	45,685	45,298
Franchise	2,145	2,013	3,597	3,312
Entertainment	4,797	2,115	8,854	5,099
Other	52	131	164	239
Depreciation and amortization	3,182	3,418	6,325	6,884
Hotel facility and land lease	1,170	1,131	2,325	2,153
Loss (gain) on asset dispositions, net	(3,404)	(28)	(3,479)	(120)
Undistributed corporate expenses	2,066	1,858	4,180	3,665
Total operating expenses	34,004	34,282	67,651	66,530
Operating income (loss)	5,970	(201)	3,735	(3,880)
Other income (expense):
Interest expense	(1,178)	(1,545)	(2,396)	(3,029)
Other income, net	64	201	158	302
Income (loss) from continuing operations before taxes	4,856	(1,545)	1,497	(6,607)
Income tax expense (benefit)	—	(712)	32	(2,652)
Income (loss) from continuing operations	4,856	(833)	1,465	(3,955)
Discontinued operations
Income (loss) from discontinued business units, net of income tax (benefit) expense of $0 and $247 for the three months ended and $0 and $197 for the six months ended June 30, 2014 and 2013, respectively	282	(57)	157	(1)
Income (loss) on disposal and impairment of the assets of the discontinued business units, net of income tax (benefit) expense of $0 and ($179) for the three months ended and $0 and ($204) for the six months ended June 30, 2014 and 2013, respectively	—	(316)	(2)	(361)
Income (loss) from discontinued operations	282	(373)	155	(362)
Net income (loss)	5,138	(1,206)	1,620	(4,317)

Comprehensive income (loss)
Unrealized gains (losses) on cash flow hedge	(71)	(134)	(72)	(134)
Comprehensive income (loss)	$5,067	$(1,340)	$1,548	$(4,451)
Earnings per share - basic and diluted
Income (loss) from continuing operations	$0.25	$(0.04)	$0.07	$(0.20)
Income (loss) from discontinued operations	$0.01	$(0.02)	$0.01	$(0.02)
Net income (loss)	$0.26	$(0.06)	$0.08	$(0.22)
Weighted average shares - basic	19,755	19,512	19,736	19,490
Weighted average shares - diluted	19,783	19,512	19,771	19,490
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2014 and 2013

	Six Months Ended
	June 30,
	2014	2013
	(In thousands)
Operating activities:
Net income (loss)	$1,620	$(4,317)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,325	7,282
(Gain) loss on disposition of property, equipment and other assets, net	(3,477)	—
Amortization of debt issuance costs	104	444
Deferred income taxes	6	(2,639)
Equity in investments	16	4
Stock based compensation expense	640	668
Provision for doubtful accounts	108	53
Change in current assets and liabilities:
Restricted cash	—	1,816
Accounts receivable	(191)	71
Notes receivable	(108)	—
Inventories	116	(238)
Prepaid expenses and other	999	(346)
Accounts payable	56	270
Accrued payroll and related benefits	158	1,425
Accrued interest payable	(25)	(133)
Other accrued expenses and advance deposits	3,802	788
Net cash provided by (used in) operating activities	10,149	5,148
Investing activities:
Purchases of property and equipment	(5,348)	(4,722)
Proceeds from disposition of property and equipment	16,147	13,414
Collection of notes receivable	154	1,955
Advances to Red Lion Hotels Capital Trust	(27)	(27)
Other, net	49	—
Net cash used in investing activities	10,975	10,620
Financing activities:
Repayment of credit facility	—	(9,800)
Borrowings on long-term debt	—	44,500
Repayment of long-term debt	(10,365)	(38,878)
Proceeds from stock options exercised	—	11
Proceeds from issuance of common stock under employee stock purchase plan	36	49
Common stock redeemed	(155)	—
Additions to deferred financing costs	(6)	(850)
Tax benefit associated with stock based plans	—	(102)
Net cash used in financing activities	(10,490)	(5,070)

The accompanying condensed notes are an integral part of the consolidated financial statements

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (Continued)
For the Six Months Ended June 30, 2014 and 2013

	Six Months Ended
	June 30,
	2014	2013
	(In thousands)

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	10,634	10,698
Cash and cash equivalents at beginning of period	13,058	6,477
Cash and cash equivalents at end of period	$23,692	$17,175

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Income taxes	$37	$18
Interest on long-term debt	$2,317	$3,162
Non-cash operating, investing and financing activities:
Reclassification of property and other assets to assets held for sale	$17,664	$141
Exchange of real property for a note receivable	$200	$1,720
Conversion of restricted cash to accounts receivable	$—	$593

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation (“Red Lion”, "we", "our", "us" or the “company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of hotels under our proprietary brands, including Red Lion Hotels, Red Lion Inns & Suites and Leo Hotel Collection. Established over 30 years ago, the Red Lion brand is particularly well known in the western United States, where our hotels are located. The Red Lion brand is typically associated with midscale full and select service hotels. As of June 30, 2014, the Red Lion network of hotels was comprised of 53 hotels located in 10 states and one Canadian province. The Red Lion Hotels and Red Lion Inn & Suites network was comprised of 51 hotels with 8,478 rooms and 420,022 square feet of meeting space, of which we operated 20 hotels (15 are wholly owned and five are leased), and franchised 31 hotels. The Leo Hotel Collection was comprised of two hotels with 3,256 rooms and 241,000 square feet of meeting space.

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

Individual Hotels and Properties Referred to in these Condensed Notes to Consolidated Financial Statements

The following individual hotels and properties will be referred to in these Condensed Notes to Consolidated Financial Statements using the terms set forth in parentheses:

•	Red Lion Hotel Bellevue in Bellevue, Washington ("Bellevue property")

•	Red Lion Hotel Canyon Springs in Twin Falls, Idaho ("Canyon Springs property")

•	Red Lion Hotel Columbia Center in Kennewick, Washington ("Kennewick property")

•	Red Lion Hotel & Conference Center Kelso/Longview in Kelso, Washington ("Kelso property")

•	Red Lion Hotel Pocatello, Idaho ("Pocatello property")

•	Red Lion Hotel Wenatchee, Washington ("Wenatchee property")

•	Red Lion Hotel Yakima Center in Yakima Washington ("Yakima property")

•	Red Lion Hotel Eugene, Oregon ("Eugene property")

•	Red Lion Hotel Medford, Oregon ("Medford property")

•	Kalispell Center Mall, Kalispell, Montana ("Kalispell Mall property")

2.	Basis of Presentation

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

In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly our consolidated financial position at June 30, 2014, the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013, and the consolidated cash flows for the six months ended June 30, 2014 and 2013. The comprehensive income (loss) for the periods presented may not be indicative of that which may be expected for a full year.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers". ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. We do not anticipate that adoption of ASU 2014-09 will have a material impact on our consolidated financial statements.

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

4.	Property and Equipment

Property and equipment is summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
Buildings and equipment	$177,999	$188,331
Landscaping and land improvements	6,501	6,459
Furniture and fixtures	31,526	32,685
	216,026	227,475
Less accumulated depreciation	(114,575)	(117,343)
	101,451	110,132
Land	39,042	48,886
Construction in progress	7,061	7,338
Property and equipment, net	$147,554	$166,356

The table as of June 30, 2014 excludes the property and equipment of the Bellevue, Pocatello and Wenatchee properties. The table as of December 31, 2013 excludes the property and equipment of the Canyon Springs, Kennewick, Kelso, Pocatello, Wenatchee and Yakima properties. The Bellevue property was classified as an asset held for sale in the second quarter of 2014 and the remaining properties were classified as assets held for sale in the fourth quarter of 2013. The Canyon Springs, Kennewick, Kelso and Yakima properties were sold in the second quarter of 2014. In addition, the table as of December 31, 2013 excludes the property and equipment of the Eugene property, which closed in January 2014. See Notes 5 and 6 for further discussion.

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

As discussed in Note 4, as of June 30, 2014, the Pocatello, Wenatchee and Bellevue properties were classified as held for sale. As of December 31, 2013, the Yakima, Kennewick, Kelso, Canyon Springs, Pocatello and Wenatchee properties were classified as held for sale. The Yakima, Kennewick, Kelso and Canyon Springs properties were sold in the second quarter of 2014. The property and equipment of these properties are detailed in the table below (in thousands):

	June 30, 2014	December 31, 2013
Buildings and equipment	$19,873	$25,367
Landscaping and land improvements	451	7,337
Furniture and fixtures	2,977	1,138
	23,301	33,842
Less accumulated depreciation and amortization	(12,471)	(25,207)
	10,830	8,635
Land	12,733	9,478
Construction in progress	32	233
Assets held for sale	$23,595	$18,346

Impairments of assets held for sale in continuing operations

At the time each property was listed for sale, and at any time during the marketing process in which there is a change in circumstances (such as a decrease in listed price), the carrying value of the assets is written down to estimated fair value less selling costs, and an impairment is recognized in continuing operations. No impairments were identified with respect to these properties during the three and six months ended June 30, 2014 or 2013.

6.	Discontinued Operations

Of the properties discussed above in Note 5, two properties - Pocatello and Wenatchee - were classified as discontinued operations for all periods presented as we do not anticipate maintaining significant continuing involvement following their sale. In addition to these properties, during the first quarter of 2014, we ceased the operation of our Eugene property when we assigned our lease to another party. Accordingly, all operations of the Eugene property have been classified as discontinued operations for all periods presented.

Discontinued operations as of June 30, 2013 also includes the activities of the Kalispell Mall and Medford properties which were sold in the second and third quarters of 2013, respectively, as well the activities of a catering contract in Yakima, Washington, which we decided to cease operating in the first quarter of 2013.

The following table summarizes the assets and liabilities of discontinued operations included in the consolidated balance sheets as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$86	$71
Accounts receivable, net	197	285
Inventories	46	79
Prepaid expenses and other	39	159
Total current assets	368	594
Property and equipment, net	6,142	6,498
Total assets, net	$6,510	$7,092

LIABILITIES
Accounts payable	$26	$89
Accrued payroll related benefits	123	80
Advance deposits	15	11
Other accrued expenses	113	217
Total current liabilities	$277	$397

The following table summarizes the results of discontinued operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$1,435	$3,288	$2,743	$6,577
Operating expenses	(1,153)	(2,804)	(2,556)	(5,738)
Hotel facility and land lease	—	(98)	(30)	(244)
Depreciation and amortization	—	(196)	—	(399)
Income tax benefit (expense)	—	(247)	—	(197)
Income (loss) from operations of discontinued business units, net of tax	282	(57)	157	(1)

Loss on disposal and impairment of the assets of discontinued business units	—	(495)	(2)	(565)
Income tax benefit (expense)	—	179	—	204
Loss on disposal and impairment of the assets of the discontinued business units, net of tax	—	(316)	(2)	(361)
Income (loss) from discontinued operations	$282	$(373)	$155	$(362)

Changes to discontinued operations in 2014

The following properties were classified as discontinued operations in the consolidated statements of comprehensive income (loss) for the year ended December 31, 2013 when they were initially listed for sale. They were subsequently reclassified into continuing operations due to a determination that there will be significant continuing involvement through a franchise agreement.

Yakima Property

In April 2014, we closed on the sale of the Yakima property for $3.7 million. Concurrent with the sale, we entered into a franchise agreement with the new owners of the property resulting in the property remaining as part of continuing operations for all periods presented.

Kennewick Property

In May 2014, we closed on the sale of the Kennewick property for $5.9 million. Concurrent with the sale, we entered into a franchise agreement with the new owners of the property resulting in the property remaining as part of continuing operations for all periods presented.

Kelso Property

In May 2014, we closed on the sale of the Kelso property for $4.8 million. $4.6 million was paid in cash and the remainder was paid via a secured promissory note due in January 2016. Concurrent with the sale, we entered into a franchise agreement with the new owners of the property resulting in the property remaining as part of continuing operations for all periods presented.

Canyon Springs Property

In June 2014, we closed on the sale of the Canyon Springs property for $2.5 million. Concurrent with the sale, we entered into a franchise agreement with the new owners of the property resulting in the property remaining as part of continuing operations for all periods presented.

Impairments of assets held for sale in discontinued operations

At the time each property was listed for sale, and at any time during the marketing process in which there is a change in circumstances (such as a decrease in listed price), the carrying value of the assets is written down to estimated fair value less selling costs, and an impairment is recognized in discontinued operations. No impairments were identified with respect to these properties during the three and six months ended June 30, 2014 or 2013.

7.	Goodwill and Intangible Assets

Goodwill represents the excess of the estimated fair value of the net assets acquired during business combinations over the net tangible and identifiable intangible assets acquired. Goodwill was recorded in prior years in connection with the acquisitions of franchises and entertainment businesses. The Red Lion brand name is an identifiable, indefinite lived-intangible asset that represents the separable legal right to a trade name and associated trademarks acquired in a business combination we entered into in 2001. Goodwill and the brand name are not amortized; however, we assess goodwill and the brand name for potential impairments annually in the fourth quarter, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets. We did not impair any goodwill or intangible assets during the three and six months ended June 30, 2014 or 2013.

8.	Credit Facility and Long-Term Debt
The current and non-current portions of long-term debt as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	June 30, 2014		December 31, 2013
	Current	Non-Current	Current	Non-Current

Wells Fargo credit facility	$2,367	$30,383	$3,000	$40,058
Debentures due Red Lion Hotels Capital Trust	—	30,825	—	30,825
	$2,367	$61,208	$3,000	$70,883
Wells Fargo Credit Facility
In June 2013, we entered into a credit facility agreement with Wells Fargo Bank, National Association ("Wells Fargo") to expand our existing credit facility. The credit facility balance of $32.7 million represents outstanding principal of $33.1 million net of unamortized origination fees of $0.4 million. In addition to this term loan, we have a revolving line of credit with Wells Fargo for up to $10.0 million, a portion of which supports outstanding letters of credit. At June 30, 2014, $9.8 million on the revolving line of credit was available as we had $0.2 million in letters of credit and no outstanding borrowings as of that date. The $10.0 million revolving line of credit is available under the facility until June 30, 2015.
Our obligations under the facility are (i) guaranteed by our subsidiaries Red Lion Hotels Limited Partnership, Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Holdings, Inc., (ii) secured by our accounts receivable and inventory, and (iii) further collateralized by 15 of our hotel properties located in Bellevue, Spokane, Olympia, Port Angeles, Richland, Pasco and Wenatchee, Washington; in Post Falls and Boise, Idaho; in Bend and Coos Bay, Oregon; in Eureka and Redding, California; and in Salt Lake City, Utah.
As discussed in Note 5, in the second quarter of 2014, we closed on the sales of the Yakima, Kelso, Kennewick and Canyon Springs properties, which were pledged as collateral for our credit facility. As required under the terms of the loan, we made principal payments totaling $8.9 million from the proceeds of the sales in the second quarter of 2014.
Effective September 2014, principal payments of $591,689 are required on the term loan on the last day of each calendar quarter or the first business day thereafter. If a property securing the facility is sold we will be required to make an additional principal payment on the term loan equal to the greater of (i) 50% of the net proceeds from the sale or (ii) 50% of the appraised market value of the property sold. If any such additional principal payment exceeds $1.0 million, the remaining principal balance amortization will be modified to reflect the additional payment. The term loan matures on June 29, 2018.

The facility requires us to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage, debt service, and loan coverage ratios. It also includes customary events of default. We were in compliance with these covenants at June 30, 2014 and December 31, 2013.

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
We borrowed all of the proceeds from the offering, including our original 3% trust common investment of $1.4 million, on the same day through 9.5% debentures that are included as a long-term liability on our consolidated balance sheets. The debentures mature in 2044 and their payment terms mirror the distribution terms of the trust securities. The debenture agreement required the mandatory redemption of 35% of the then-outstanding trust securities at 105% of issued value if we completed an offering of common shares with gross proceeds of greater than $50 million. In accordance therewith and in connection with a common stock offering in May 2006, we repaid approximately $16.6 million of the debentures due the Trust. The Trust then redeemed 35% of the outstanding trust preferred securities and trust common securities at a price of $26.25 per share, a 5% premium over the issued value of the securities. Of the $16.6 million, approximately $0.5 million was received back by us for our trust common securities and was reflected as a reduction of our investment in the Trust. At June 30, 2014 and December 31, 2013, debentures due the Trust totaled $30.8 million.

9.	Derivative Financial Instruments and Accumulated Other Comprehensive Income (Loss)

We do not enter into derivative transactions for trading purposes, but rather to hedge our exposure to interest rate fluctuations. We manage our floating rate debt using interest rate swaps in order to reduce our exposure to the impact of changing interest rates and future cash outflows for interest.

As required under our credit facility, we entered into an interest rate swap with Wells Fargo to hedge at least 40% of our interest rate exposure. The swap has an original notional amount of $18.0 million and a fixed rate of 4.88%. Our contractual payments have reduced the outstanding notional amount to $16.8 million as of June 30, 2014. The swap is settled on the same day as the required monthly interest payments on the term loan and expires on June 29, 2018.

We account for the interest rate swap under Accounting Standards Codification ("ASC') Topic No. 815, “Derivatives and Hedging” (“ASC 815”) pertaining to the accounting for derivatives and hedging activities. ASC 815 requires us to recognize all derivative instruments on our balance sheet at fair value. At June 30, 2014, the valuation of the interest rate swap resulted in the recognition of a swap liability totaling $0.2 million, which is included in other accrued expenses on the balance sheet.

From inception through the second quarter of 2014, our interest rate swap was designated as a cash flow hedge.  The gains and losses in the fair value of the swap were recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets.  In connection with the additional principal payments made concurrent with the sales of our properties, we no longer qualify for hedge accounting and we de-designated the interest rate swap as a cash flow hedge. Beginning in the third quarter of 2014, the gains and losses in the fair value of the swap will be recorded as interest expense on the consolidated statements of comprehensive income (loss). The accumulated other comprehensive loss will be amortized and expensed as interest expense over the remaining life of the interest rate swap.

We measure the value of the interest rate swap utilizing an income approach valuation technique, converting future amounts of cash flows to a single present value in order to obtain a transfer exit price within the bid and ask spread that is most representative of the fair value of our derivative instruments. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service. See Note 14 for further discussion.

Accumulated other comprehensive income (loss)

Changes in accumulated other comprehensive income (loss), comprised entirely of changes in the fair value of our cash flow hedge, were as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Balance, beginning of period	$(159)	$—
Loss on cash flow hedge	(72)	(134)
Balance, end of period	$(231)	$(134)

10.	Business Segments

As of June 30, 2014, we had three operating segments: hotels, franchise and entertainment. The “other” segment consists of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense and income taxes; therefore, those two items have not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues and expenses.

Selected information with respect to continuing operations is provided below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Hotels	$29,965	$30,275	$54,713	$54,121
Franchise	4,453	1,943	5,979	3,207
Entertainment	5,538	1,778	10,644	5,151
Other	18	85	50	171
	$39,974	$34,081	$71,386	$62,650
Operating income (loss) by segment:
Hotels	$5,380	$2,418	$4,491	$639
Franchise	2,295	(83)	2,357	(130)
Entertainment	658	(421)	1,624	(112)
Other	(2,363)	(2,115)	(4,737)	(4,277)
Total operating income (loss)	5,970	(201)	3,735	(3,880)
Interest expense	(1,178)	(1,545)	(2,396)	(3,029)
Other income	64	201	158	302
Income tax (expense) benefit	—	712	(32)	2,652
Income (loss) from continuing operations	$4,856	$(833)	$1,465	$(3,955)

	June 30, 2014	December 31, 2013
Identifiable assets:
Hotels (1)	$180,101	$192,225
Franchise	9,951	9,348
Entertainment	5,127	6,759
Other	34,872	26,294
	$230,051	$234,626
__________

(1)	Includes the identifiable assets of discontinued operations that are classified as held for sale.

11.	Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator - basic and diluted:
Income (loss) from continuing operations	$4,856	$(833)	$1,465	$(3,955)
Income (loss) from discontinued operations	282	(373)	155	(362)
Net income (loss)	$5,138	$(1,206)	$1,620	$(4,317)
Denominator:
Weighted average shares - basic	19,755	19,512	19,736	19,490
Weighted average shares - diluted	19,783	19,512	19,771	19,490
Earnings (loss) per share
Income (loss) from continuing operations	$0.25	$(0.04)	$0.07	$(0.20)
Income (loss) from discontinued operations	$0.01	$(0.02)	$0.01	$(0.02)
Net income (loss)	$0.26	$(0.06)	$0.08	$(0.22)

For the three months ended June 30, 2014, 103,205 of the 104,352 options to purchase common shares and 256,476 of the 283,677 restricted stock units outstanding as of that date were considered antidilutive. For the three months ended June 30, 2013, all of the 169,783 options to purchase common shares and all of the 417,438 restricted stock units outstanding as of that date were considered antidilutive due to losses in the period.

For the six months ended June 30, 2014, 103,183 of the 104,352 options to purchase common shares and 249,700 of the 283,677 restricted stock units outstanding as of that date were considered antidilutive. For the six months ended June 30, 2013, all of the 169,783 options to purchase common shares and all of the 417,438 restricted stock units outstanding as of that date were considered antidilutive due to losses in the period.

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

At June 30, 2014 we were not able to reliably estimate the full year effective tax rate. Accordingly, we have recognized interim income tax benefit using the discrete method based on actual results for the six months ended June 30, 2014. The effective tax rates from continuing operations for the six months ended June 30, 2014 and 2013 were 1.50% and 38.2%, respectively. The difference between the effective tax rates and the statutory rate of 34.0% for the six months ended June 30, 2014 is driven by the impact of a valuation allowance recorded as of December 31, 2013 to reduce our deferred tax assets to an amount that is more likely than not to be realized. For the six months ended June 30, 2013, the difference between the effective tax rate and the statutory tax rate of 34.0% is primarily driven by state income taxes, federal tax credits, and non-deductible expenses.

We recognize the financial statement effect of a tax position when, based on the technical merits of the uncertain tax position, it is more likely than not to be sustained on a review by taxing authorities. These estimates are based on judgments made with currently available information. We review these estimates and make changes to recorded amounts of uncertain positions as facts and circumstances warrant. We had no material uncertain tax positions at June 30, 2014 and do not anticipate a significant change in any unrecognized tax benefits over the next 12 months. Accordingly, we have not provided for any unrecognized tax benefits or related interest and penalties. With limited exception, we are no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for years prior to 2008.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated is the cumulative loss incurred over the three-year period ended June 30, 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

As of June 30, 2014 and December 31, 2013, valuation allowances of $5.3 million and $5.9 million, respectively, have been recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The amounts of the deferred tax assets considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. Should we determine we will be able to realize our deferred tax assets, the tax benefits relating to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

At June 30, 2014 and December 31, 2013, we had federal gross operating loss carryforwards of approximately $25.7 million and $28.6 million, respectively; state gross operating loss carryforwards of approximately $19.7 million and $21.8 million, respectively; and federal tax credit carryforwards of approximately $4.5 million and $4.3 million, respectively. The federal net operating loss carryforwards will expire beginning in 2033, and the state net operating loss carryforwards will expire beginning in 2017; the tax credit carryforwards will begin to expire in 2024.

13.	Stock Based Compensation

Stock Incentive Plans

The 2006 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by our shareholders and allowed awards of 2.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of June 30, 2014, there were 593,910 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.

Stock Option Plans

In the six months ended June 30, 2014 and 2013 we recognized no compensation expense related to options.

A summary of stock option activity for the six months ended June 30, 2014, is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2014	167,607	$9.49
Options granted	—	$—
Options exercised	—	$—
Options forfeited	(63,255)	$8.95
Balance, June 30, 2014	104,352	$9.82
Exercisable, June 30, 2014	104,352	$9.82

Additional information regarding stock options outstanding and exercisable as of June 30, 2014, is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$5.10	5,000	0.39	2014	$5.10	$1,900	5,000	$5.10	$1,900
7.46	6,000	1.36	2014-2015	7.46	—	6,000	7.46	—
$8.74	57,505	3.72	2014-2018	8.74	—	57,505	8.74	—
$12.21-$13.00	35,847	2.64	2014-2017	12.62	—	35,847	12.62	—
	104,352	3.05	2014-2018	$9.82	$1,900	104,352	$9.82	$1,900
__________

(1)
The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been fully vested and exercised on the last trading day of the first six months of 2014, or June 30, 2014, based upon our closing stock price on that date of $5.48.

Restricted Stock Units, Shares Issued as Compensation

As of June 30, 2014 and 2013, there were 283,677 and 417,438 unvested restricted stock units outstanding. Since we began issuing restricted stock units, approximately 21.9% of total units granted have been forfeited. In the second quarter of 2014, we recognized approximately $0.2 million in compensation expense related to restricted stock units compared to $0.2 million in the comparable period in 2013. As the restricted stock units vest, we expect to recognize approximately $1.7 million in additional compensation expense over a weighted average period of 33 months, including $0.4 million during the remainder of 2014.

A summary of restricted stock unit activity for the six months ended June 30, 2014, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2014	303,749	$7.32
Granted	126,955	$5.79
Vested	(83,275)	$7.09
Forfeited	(63,752)	$7.18
Balance, June 30, 2014	283,677	$6.63

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

Estimated fair values of financial instruments (in thousands) are shown in the table below. The carrying amounts for cash and cash equivalents, accounts receivable and current liabilities are reasonable estimates of their fair values. The carrying amounts of our current notes receivable are reasonable estimates of their fair values due to the short nature of the loans (they are expected to be satisfied within a year). We estimate the fair value of our interest rate swap using standard calculations that use as their basis readily available observable market parameters, which are Level 2 inputs. We estimate the fair value of our long-term debt, excluding leases, using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. The debentures are valued at the closing price on June 30, 2014, of the underlying trust preferred securities on the New York Stock Exchange, which was a directly observable Level 1 input. The fair values provided below are not necessarily indicative of the amounts we or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents and restricted cash(1)	$23,692	$23,692	$13,058	$13,058
Accounts receivable(1)	$6,366	$6,366	$6,283	$6,283
Notes receivable	$5,249	$5,249	$5,095	$5,095
Financial liabilities:
Current liabilities, excluding debt(1)	$20,301	$20,301	$16,238	$16,238
Total debt	$32,750	$33,338	$43,058	$44,311
Debentures	$30,825	$31,686	$30,825	$32,058
__________

(1)	Includes the cash, accounts receivable, and current liabilities of discontinued operations held for sale as of June 30, 2014 and December 31, 2013.

15.	Commitments and Contingencies

At any given time we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a materially adverse effect on our consolidated financial position or net cash flow.

Due to our equity method investment in a 19.9% owned real estate venture, we are considered a guarantor of the mortgage for the building associated with that investment. We would be obligated to pay a portion of this mortgage in the event the real estate venture were unable to meet its principal or interest payment obligations. As of June 30, 2014, the maximum amount payable under this guarantee was approximately $1.8 million, which represents 19.9% of the outstanding mortgage balance. At each reporting date, it was not probable that we would be required to pay any of this amount; thus we have not accrued a liability for any portion of this obligation in our June 30, 2014 or December 31, 2013 financial statements.

16.	Subsequent Events

On July 24, 2014, we listed for sale the Bellevue property. As the Board of Directors approved this action prior to the end of the second quarter and we expect to have significant continuing involvement with the hotel operations following the sale, we have classified it as an asset held for sale but not a discontinued operation as of June 30, 2014. This property is pledged as collateral for our Wells Fargo credit facility. See Notes 5 and 8 for further discussion.

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

Introduction

We are a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of hotels under our proprietary brands, including Red Lion Hotels, Red Lion Inns & Suites and Leo Hotel Collection (the “Red Lion Brands”). Established over 30 years ago, the Red Lion brand is particularly well known in the western United States, where our hotels are located. The Red Lion brand is typically associated with midscale full and select service hotels.

Red Lion Hotels and Red Lion Inn & Suites offer a unique local spin on the expected travel experience in an environment that allows customers to feel welcome and at home. Our properties strive to highlight friendly service and reflect the local flair of their markets. Our focus is to anticipate guest needs and pleasantly surprise them with our distinctive Pacific Northwest-inspired customer service.  Warm and authentic, our commitment to customer service includes a focus on delivering the guest locally inspired, friendly and personalized signature moments. This is intended to position each Red Lion as an advocate to our traveling guests, creating brand relevance and loyalty, differentiating us from our competition.

A summary of our properties as of June 30, 2014 is provided below:

	Hotels	Total Available Rooms	Meeting Space (sq. ft.)
Red Lion Owned and Leased Hotels
Continuing Operations	18	3,738	169,572
Discontinued Operations	2	299	20,678
Red Lion Franchised Hotels	31	4,441	229,772
Leo Hotel Collection	2	3,256	241,000
Total	53	11,734	661,022

We operate in three reportable segments:

•
The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels. As of June 30, 2014, we operated 20 hotels, of which 15 are wholly-owned and five are leased.

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

Our remaining activities, none of which constitutes a reportable segment, have been aggregated into "other".

Individual Hotels and Properties Referred to in this Report

The following individual hotels and properties will be referred to in this report using the terms set forth in parentheses:

•	Red Lion Hotel Bellevue in Bellevue, Washington ("Bellevue property")

•	Red Lion Hotel Canyon Springs in Twin Falls, Idaho ("Canyon Springs property")

•	Red Lion Hotel Columbia Center in Kennewick, Washington ("Kennewick property")

•	Red Lion Hotel & Conference Center Kelso/Longview in Kelso, Washington ("Kelso property")

•	Red Lion Hotel Pocatello, Idaho ("Pocatello property")

•	Red Lion Hotel Wenatchee, Washington ("Wenatchee property")

•	Red Lion Hotel Yakima Center in Yakima Washington ("Yakima property")

•	Red Lion Inn & Suites in Missoula, Montana ("Missoula property")

•	Red Lion Hotel Pendleton in Pendleton, Oregon ("Pendleton property")

•	Kalispell Center Mall, Kalispell, Montana ("Kalispell Mall property")

Executive Summary

Our strategy is to grow our brands and profitability by expanding our hotel network with additional franchised hotels and hotels partially owned by us through joint venture or partial equity participation.

We believe franchising represents a profitable, non-capital intensive growth opportunity. Our strategy is to identify larger urban metropolitan statistical areas (MSAs) that are saturated by larger brands in order to become the conversion brand of choice for owners of established hotels looking for alternatives in those markets. By segmenting our brands with clear distinctions between each offering, we believe are uniquely positioned to provide an appealing alternative for a variety of owners. We expect that our strong brand name recognition in the Western U.S. markets will continue to provide us with opportunities to expand our hotel network within our existing footprint. The Midwest and East Coast markets also provide us with opportunity to expand our hotel network into markets across North America as our brands will be a unique and new value proposition for current and potential hotel owners in markets saturated by competitor brands. In addition to conversion from other brands, independently branded hotel operations may also benefit from the Red Lion central services programs. For all properties, we are striving to provide hotel owners leading distribution technology and sales support as part of our brand support programs.

Additional growth in our hotel network in larger metropolitan cities will come from hotel acquisitions where we contribute partial equity or participate in joint venture ownership opportunities with hotel owners and investors. Equity investment in hotels new to our system is an opportunity for us to redeploy capital generated from sales of hotels into improvement in and expansion of our hotel network in major cities.

Further growth opportunities may come from expansion of our brand offerings. We intend to launch a new three- to three-and-a-half star hotel brand later this year. This new hotel product is intended to be flexible enough to allow adaptive reuse projects, conversions and new builds while giving owners a more free-form approach to adapt the hotel to their unique markets and locations.

We are also investing in sales and marketing talent and technology to improve our ability to manage the various channels which drive occupancy and rate at our hotels, including transient, group and preferred corporate business. We are implementing a new guest management ecosystem, RevPak, which will include a number of industry revenue generation systems fully integrated to provide comprehensive information by integrating information on customer acquisition, customer management and customer retention. This suite of products will deliver dynamic and personalized communications and promotions tailored to individual guest travel needs and habits.

RevPak includes at its center the recently deployed Windsurfer central reservation system. We are also deploying additional functionality with customer relationship management and revenue management systems. We are improving other revenue generating areas with a new vendor relationship for our call center reservation management and a new sales force automation system. We expect these new systems to be in place near the end of the third quarter.

Our focus on improving e-commerce revenue generation includes ongoing updates and improvements to our RedLion.com website and improved and targeted digital marketing utilizing information generated through our RevPak reservation and distribution system.

We are committed to keeping our properties well maintained and attractive to our customers in order to maintain our competitiveness within the industry and keep our hotels properly positioned in their markets. We are continuing to explore opportunities to leverage our owned assets to generate additional capital for these types of reinvestments and capital improvements.

To support the clarification of our Red Lion Brand and improve our financial performance, in November 2013 we listed for sale several non-strategic hotel assets. Of these properties, we have two remaining for sale, the Pocatello and Wenatchee properties. We will continue to operate these hotels under the Red Lion brand until their disposition. The listings for these properties do not require a continuing Red Lion franchise agreement. Potential buyers interested in retaining the Red Lion brand will need to make investments in the properties to maintain the brand standards and quality of product our guests expect. Proceeds from the sale of these assets are intended to provide additional capital for debt reduction and support of the growth initiatives for our hotel network.

In July 2014, we listed for sale the Bellevue, Washington property. The market in Bellevue is one of the best in the country in terms of redevelopment and land value and this property is located next to a planned stop on the extended light rail, which is targeted to be completed in 2023. We intend to use the proceeds from the sale of the property, in addition to the current strength of our balance sheet, to pay down debt and invest in hotels in key markets across the country.

We will continue to seek ways to improve the profitability of our owned and leased hotel portfolio as we improve our technologies, such as the RevPak deployment and reinvest in our owned properties, with the goal of driving growth in revenue and generating cost efficiencies.

Revenue per available room ("RevPAR") for owned and leased hotels on a comparable basis from continuing operations increased 5.5% in the second quarter of 2014 from the second quarter of 2013. Comparable Average Daily Rate ("ADR"), from continuing operations, increased 2.5% in the second quarter of 2014 to $92.91 from $90.66 in the second quarter of 2013. Comparable occupancy from continuing operations increased 200 basis points in the second quarter of 2014 from the second quarter of 2013. Average occupancy, ADR and RevPAR statistics are provided below on a comparable basis from continuing operations.

	For the three months ended June 30,
	2014				2013
	Average Occupancy		ADR	RevPAR	Average Occupancy	ADR	RevPAR
Owned and Leased Hotels	69.6%		$92.91	$64.66	67.6%	$90.66	$61.31
Franchised Hotels	55.2%		$84.26	$46.53	56.6%	$80.63	$45.67
Total System Wide	62.4%		$89.06	$55.54	62.0%	$86.01	$53.36
Change from prior comparative period:
Owned and Leased Hotels	200	bps	2.5%	5.5%
Franchised Hotels	(140)	bps	4.5%	1.9%
Total System Wide(1)	40	bps	3.5%	4.1%

	For the six months ended June 30,
	2014				2013
	Average Occupancy(3)		ADR (4)	RevPAR (5)	Average Occupancy(3)	ADR (4)	RevPAR (5)
Owned and Leased Hotels(1)	63.6%		$89.25	$56.72	62.0%	$87.16	$54.00
Franchised Hotels	49.1%		$82.19	$40.35	48.9%	$79.03	$38.68
Total System Wide(2)	56.3%		$86.14	$48.47	55.3%	$83.51	$46.21
Change from prior comparative period:
Owned and Leased Hotels	160	bps	2.4%	5.0%
Franchised Hotels	20	bps	4.0%	4.3%
Total System Wide	100	bps	3.1%	4.9%

(1)
Includes all hotels owned, leased and franchised, presented on a comparable basis. This excludes hotels classified as discontinued operations. This also excludes the two properties under the Leo Hotel Collection brand. The Missoula, Pendleton, Yakima, Kennewick, Kelso and Canyon Springs properties have been excluded from the owned and leased hotel statistics and included in the franchised statistics as we sold those previously owned properties during 2014 and 2013 and maintained franchise agreements on those properties.

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

Results of Operations

Our reported numbers for the periods presented reflect the results of the Missoula property through February 20, 2013, and the results of the Pendleton property through April 4, 2013, when the sales of those properties closed. Our reported numbers also include the results of the Yakima property through April 10, 2014; the Kelso property through May 21, 2014; the Kennewick property through May 28, 2014 and the Canyon Springs property through June 6, 2014, when the sales of those properties closed. These properties are reported in continuing operations since we have significant continuing involvement in the operations of these properties that now operate as franchised hotels. In order to help investors distinguish changes from results of continuing operations versus changes due to the sales of these hotel properties, we will discuss operating results from continuing operations as reported and also discuss certain operating results and data for periods included in the report on a comparable hotel basis. Comparable hotels are hotels that have been owned, leased or franchised by us and were in operation throughout each of the full periods presented, other than hotels classified as discontinued operations. Therefore, the Missoula, Pendleton, Yakima, Kelso, Kennewick and Canyon Springs properties are excluded from the comparable owned and leased hotel statistics and operating results.

During the second quarter of 2014 we reported income from continuing operations of $4.9 million, or $0.25 per share, and during the second quarter of 2013, we reported losses from continuing operations of $0.8 million, or $0.04 per share. The second quarter of 2014 included $3.5 million in gains on the sales of the Yakima, Kennewick, Kelso and Canyon Springs properties as well as a $2.1 million early termination fee for the Seattle Fifth Avenue franchise location, which is included in franchise revenues in the Consolidated Statements of Comprehensive Income (Loss). For the second quarter of 2014 earnings before interest, taxes, depreciation and amortization adjusted to eliminate the gains on sales, the early termination fee and EBITDA of sold properties (“Adjusted EBITDA”), was $3.7 million, compared to Adjusted EBITDA of $2.7 million for the second quarter of 2013.

For the first six months of 2014 we reported income from continuing operations of $1.6 million, or $0.07 per share, and during the first six months of 2013, we reported losses from continuing operations of $4.0 million, or $0.20 per share. The first six months of 2014 included $3.5 million in gains on the sales of the Yakima, Kennewick, Kelso and Canyon Springs properties as well as a $2.1 million early termination fee for the Seattle Fifth Avenue franchise location. For the first six months of 2014, Adjusted EBITDA was $4.5 million, compared to Adjusted EBITDA of $2.8 million for the first six months of 2013.

A summary of our consolidated statements of comprehensive (loss) income is provided below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenue	$39,974	$34,081	$71,386	$62,650
Total operating expenses	34,004	34,282	67,651	66,530
Operating income (loss)	5,970	(201)	3,735	(3,880)
Other income (expense):
Interest expense	(1,178)	(1,545)	(2,396)	(3,029)
Other income, net	64	201	158	302
Income (loss) before taxes	4,856	(1,545)	1,497	(6,607)
Income tax expense (benefit)	—	(712)	32	(2,652)
Income (loss) from continuing operations	4,856	(833)	1,465	(3,955)
Income (loss) from discontinued operations, net of tax	282	(373)	155	(362)
Net income (loss)	$5,138	$(1,206)	$1,620	$(4,317)
Comprehensive income (loss)	$5,067	$(1,340)	$1,548	$(4,451)
Non-GAAP data:
EBITDA	$9,498	$3,309	$10,373	$3,336
Adjusted EBITDA	$3,717	$2,675	$4,489	$2,750

EBITDA is defined as net income (loss), before interest, taxes, depreciation and amortization.  EBITDA is considered a non-GAAP financial measurement.  We believe it is a useful financial performance measure for us and for our shareholders and is a complement to net income and other financial performance measures provided in accordance with generally accepted accounting principles in the United States ("GAAP").

We use EBITDA to measure financial performance because it excludes interest, taxes, depreciation and amortization, which bear little or no relationship to operating performance. By excluding interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our properties and operations. We generally pay federal and state income taxes on a consolidated basis, taking into account how the applicable tax laws apply to our company in the aggregate. By excluding taxes on income, we believe EBITDA provides a basis for measuring the financial performance of our operations excluding factors that our hotels and other operations cannot control.  By excluding depreciation and amortization expense, which can vary from hotel to hotel based on historical cost and other factors unrelated to the hotels’ financial performance, EBITDA measures the financial performance of our hotels without regard to their historical cost. For all of these reasons, we believe that EBITDA provides us and investors with information that is relevant and useful in evaluating our business.

We use Adjusted EBITDA as another measure of financial performance. We believe that the inclusion or exclusion of certain recurring and non-recurring items, such as gains and losses on asset dispositions and impairments, is necessary to provide the most accurate measure of core operating results and as a means to evaluate comparative results.

Because EBITDA and Adjusted EBITDA exclude depreciation and amortization, they do not measure the capital we require to maintain or preserve our long-lived assets. In addition, because EBITDA and Adjusted EBITDA do not reflect interest expense, they do not take into account the total amount of interest we pay on outstanding debt nor do they show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA and Adjusted EBITDA, as defined by us, may not be comparable to EBITDA and Adjusted EBITDA as reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the term.  Because we use EBITDA and Adjusted EBITDA to evaluate our financial performance, we reconcile all EBITDA and Adjusted EBITDA measures to net income, which is the most comparable financial measure calculated and presented in accordance with GAAP.  EBITDA and Adjusted EBITDA do not represent cash provided by operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.

The following is a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Adjusted EBITDA	$3,717	$2,675	$4,489	$2,750
EBITDA from hotel properties sold (1)	(117)	743	113	556
Gain on asset dispositions (2)	3,521	—	3,521	—
Early termination fee (3)	2,095	—	2,095	—
EBITDA from continuing operations	9,216	3,418	10,218	3,306
Income (loss) on discontinued operations, net of tax	282	(373)	155	(362)
Income tax benefit (expense) - discontinued operations	—	68	—	(7)
Depreciation and amortization - discontinued operations	—	196	—	399
EBITDA	9,498	3,309	10,373	3,336
Interest expense	(1,178)	(1,545)	(2,396)	(3,029)
Income tax benefit (expense)	—	644	(32)	2,659
Depreciation and amortization	(3,182)	(3,614)	(6,325)	(7,283)
Net income (loss)	$5,138	$(1,206)	$1,620	$(4,317)
__________

(1)
See preceding discussion of comparable operating results. Hotel properties sold include: the Missoula property, which was sold in February 2013; the Pendleton property, which was sold in April 2013; the Yakima property, which was sold in April 2014; the Kelso and Kennewick properties, which were sold in May 2014; and the Canyon Springs property, which was sold in June 2014.

(2)
During the second quarter of 2014, the Company recorded $3.5 million in gains on asset dispositions related to the sales of the Yakima, Kelso, Kennewick and Canyon Springs properties. This amount is included in the line item "Gain on asset dispositions, net" on the accompanying consolidated statements of comprehensive income (loss).

(3)
During the second quarter of 2014, the Company recorded a $2.1 million early termination fee related to the Seattle Fifth Avenue Hotel terminating its franchise agreement. This amount is included in the line item "Franchise Revenue" on the accompanying consolidated statements of comprehensive income (loss).

Revenue

A breakdown of our revenues from continuing operations for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

Revenue From Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Hotels:
Rooms	$23,130	$23,613	$41,336	$41,290
Food and beverage	6,050	6,021	11,975	11,681
Other department	785	641	1,402	1,150
Total hotel segment revenue	29,965	30,275	54,713	54,121
Franchise	4,453	1,943	5,979	3,207
Entertainment	5,538	1,778	10,644	5,151
Other	18	85	50	171
Total Operating Revenue	$39,974	$34,081	$71,386	$62,650

Our reported hotel segment numbers for the periods presented in this report reflect the results of the Missoula property through February 20, 2013, and the results of the Pendleton property through April 4, 2013, when the sales of those properties closed. Our reported hotel segment numbers also include the results of the Yakima property through April 10, 2014; the Kelso property through May 21, 2014; the Kennewick property through May 28, 2014 and the Canyon Springs property through June 6, 2014, when the sales of those properties closed. In order to help investors distinguish changes in our results from continuing operations versus changes due to the sale of these properties, we will discuss our operating results as reported and also on a comparable basis to exclude the results of these sold properties from the hotel segment.

A breakdown of our comparable hotel revenues for the six months ended June 30, 2014 and 2013 is as follows (in thousands):

Comparable Hotel Revenue From Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Room revenue from continuing operations	$23,130	$23,613	$41,336	$41,290
less: room revenue from sold properties (1)	(1,136)	(2,758)	(2,962)	(4,752)
Comparable room revenue	$21,994	$20,855	$38,374	$36,538
Food and beverage revenue from continuing operations	$6,050	$6,021	$11,975	$11,681
less: room revenue from sold properties (1)	(300)	(622)	(986)	(1,198)
Comparable food and beverage revenue	$5,750	$5,399	$10,989	$10,483
Other hotel revenue from continuing operations	$785	$641	$1,402	$1,150
less: room revenue from sold properties (1)	(5)	(16)	(20)	(37)
Comparable other hotel revenue	$780	$625	$1,382	$1,113
Total hotel revenue from continuing operations	$29,965	$30,275	$54,713	$54,121
less: room revenue from sold properties (1)	(1,441)	(3,396)	(3,968)	(5,987)
Comparable total hotel revenue	$28,524	$26,879	$50,745	$48,134
__________

(1)	Sold properties are the Missoula, Pendleton, Yakima, Kelso, Kennewick and Canyon Springs properties.

We utilize comparable hotel revenue from continuing operations as a financial measure because management believes that investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe it is a complement to reported revenue and other financial performance measures. Comparable hotel revenue from continuing operations is not intended to represent reported hotel revenue as defined by GAAP, and such information should not be considered as an alternative to reported hotel revenue or any other measure of performance prescribed by GAAP. Comparable hotel revenue from continuing operations represents reported hotel segment revenue less the impact of the Missoula, Pendleton, Yakima, Kelso, Kennewick and Canyon Springs properties' revenue.

Three months ended June 30, 2014 and 2013

During the second quarter of 2014, revenue from the hotel segment decreased $0.3 million or 1.0% compared to the second quarter of 2013. On a comparable basis, excluding the results of the sold properties, revenue from the hotel segment increased $1.6 million or 6.1% in the second quarter of 2014 compared to the second quarter of 2013. This comparable increase was primarily driven by a 2.5% increase in ADR, which was predominantly driven by higher rates in the transient segment. Occupancy increased 200 basis points compared to the second quarter of 2013, primarily driven by increases in permanent and group room nights.

Revenue from our franchise segment increased $2.5 million to $4.5 million in the second quarter of 2014 compared to the second quarter of 2013. This was primarily due to the early termination fee for the Seattle Fifth Avenue franchise location of $2.1 million. This hotel generated approximately 12.3% and 12.2% of our total franchise segment revenue for the three months ended June 30, 2014 and 2013, respectively.

Revenue in the entertainment segment increased $3.8 million to $5.5 million in the second quarter of 2014 compared to the second quarter of 2013. This was primarily due to more than four times as many Broadway show dates in the second quarter of 2014 as compared to the second quarter of 2013.

Six months ended June 30, 2014 and 2013

During the first six months of 2014, revenue from the hotel segment increased $0.6 million or 1.1% compared to the first six months of 2013. On a comparable basis, excluding the results of the sold properties, revenue from the hotel segment increased $2.6 million or 5.4% in the first six months of 2014 compared to the first six months of 2013. This comparable increase was primarily driven by a 160 basis points increase in occupancy compared to the first six months of 2013, primarily driven by increases in permanent and group room nights. ADR increased 2.4% compared to the first six months of 2013, primarily driven by higher rates in the transient segment.

Revenue from our franchise segment increased $2.8 million to $6.0 million in the first six months of 2014 compared to the first six months of 2013. This was primarily due to the early termination fee for the Seattle Fifth Avenue franchise location of $2.1 million. This hotel generated approximately 12.9% and 12.0% of our total franchise segment revenue for the six months ended June 30, 2014 and 2013, respectively.

Revenue in the entertainment segment increased $5.5 million to $10.6 million in the first six months of 2014 compared to $5.2 million in the first six months of 2013. This was primarily due to almost triple the number of Broadway show dates in the first six months of 2014 as compared to the first six months of 2013.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, depreciation and amortization, hotel facility and land lease expense, gain or loss on asset dispositions and undistributed corporate expenses. Total operating expenses during the second quarter of 2014 compared to the second quarter of 2013 decreased $0.3 million, primarily due to $3.5 million in gains on the sales of the Yakima, Kennewick, Kelso and Canyon Springs properties recognized during the second quarter of 2014, partially offset by costs related to the Broadway stage production in Spokane.

During the first six months of 2014, total operating expenses increased $1.1 million as compared to 2013, primarily due to costs related to a higher number of show dates in 2014 as well as higher rooms expense due to increased occupancy. Partially offsetting these increases in operating expenses were the elimination of expenses for hotels sold in 2013 and the $3.5 million in gains from property sales.

A breakdown of our operating expenses and direct margin by segment as reported for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

Operating Expenses From Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Hotels	$23,996	$23,644	$45,685	$45,298
Franchise	2,145	2,013	3,597	3,312
Entertainment	4,797	2,115	8,854	5,099
Other	52	131	164	239
Depreciation and amortization	3,182	3,418	6,325	6,884
Hotel facility and land lease	1,170	1,131	2,325	2,153
Loss (gain) on asset dispositions, net	(3,404)	(28)	(3,479)	(120)
Undistributed corporate expenses	2,066	1,858	4,180	3,665
Total operating expenses	$34,004	$34,282	$67,651	$66,530
Hotels revenue - continuing(1)	$29,965	$30,275	$54,713	$54,121
Direct margin (2)	$5,969	$6,631	$9,028	$8,823
Direct margin %	19.9%	21.9%	16.5%	16.3%
Franchise revenue	$4,453	$1,943	$5,979	$3,207
Direct margin (2)	$2,308	$(70)	$2,382	$(105)
Direct margin %	51.8%	(3.6)%	39.8%	(3.3)%
Entertainment revenue	$5,538	$1,778	$10,644	$5,151
Direct margin (2)	$741	$(337)	$1,790	$52
Direct margin %	13.4%	(19.0)%	16.8%	1.0%
Other revenue - continuing (1)	$18	$85	$50	$171
Direct margin (2)	$(34)	$(46)	$(114)	$(68)
Direct margin %	(188.9)%	(54.1)%	(228.0)%	(39.8)%
__________

(1)	Excludes operations classified as discontinued.

(2)	Revenues less direct operating expenses.

Our reported hotel segment numbers for the periods presented in this report reflect the results of the Missoula property through February 20, 2013, and the results of the Pendleton property through April 4, 2013, when the sales of those properties closed. Our reported hotel segment numbers also include the results of the Yakima property through April 10, 2014; the Kelso property through May 21, 2014; the Kennewick property through May 28, 2014 and the Canyon Springs property through June 6, 2014, when the sales of those properties closed. In order to help investors distinguish changes in our results from continuing operations versus changes due to the sale of these properties, we will discuss our operating results as reported and also on a comparable basis to exclude the results of these sold properties from the hotel segment.

A breakdown of our comparable hotel operating expenses and direct margin for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

Comparable Hotel Operating Expenses From Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Hotel operating expenses from continuing operations	23,996	23,644	$45,685	$45,298
less: Hotel operating expenses from sold properties (1)	(1,558)	(2,569)	(3,855)	(5,322)
Comparable hotel operating expenses	$22,438	$21,075	$41,830	$39,976
Hotel revenue from continuing operations	29,965	30,275	$54,713	$54,121
less: Hotel revenue from sold properties (1)	(1,441)	(3,396)	(3,968)	(5,987)
Comparable hotel revenue	$28,524	$26,879	$50,745	$48,134
Hotel direct operating margin from continuing operations	5,969	6,631	$9,028	$8,823
less: Hotel direct operating margin from sold properties (1)	117	(827)	(113)	(665)
Comparable hotel direct margin	$6,086	$5,804	$8,915	$8,158
Comparable hotel direct margin %	21.3%	21.6%	17.6%	16.9%
__________

(1)	Sold properties are the Missoula, Pendleton, Yakima, Kelso, Kennewick and Canyon Springs properties.

We utilize comparable hotel operating expense from continuing operations as a financial measure because management believes that investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe it is a complement to reported operating expense and other financial performance measures. Comparable hotel operating expense from continuing operations is not intended to represent reported hotel operating expense as defined by GAAP, and such information should not be considered as an alternative to reported hotel operating expense or any other measure of performance prescribed by GAAP. Comparable hotel operating expense from continuing operations represents reported hotel segment operating expenses less the impact of the Missoula, Pendleton, Yakima, Kelso, Kennewick and Canyon Springs properties' operating expense.

Three months ended June 30, 2014 and 2013

Direct hotel expenses as reported were $24.0 million in the second quarter of 2014 compared to $23.6 million in the second quarter of 2013. On a comparable basis, direct hotel expenses were $22.4 million in the second quarter of 2014 compared to $21.1 million in the second quarter of 2013, representing a 6.5% increase. The increase was driven primarily by increased marketing and occupancy related costs. On a comparable basis, the hotel segment had a direct margin of 21.3% in the second quarter of 2014 compared to 21.6% for the second quarter of 2013, primarily due to increased marketing and occupancy related costs.

Direct expenses for the franchise segment in the second quarter of 2014 increased by $0.1 million to $2.1 million compared to the second quarter of 2013, primarily driven by franchise development expenses. Direct expenses for the entertainment segment in the second quarter of 2014 increased by $2.7 million compared to the second quarter of 2013 primarily due to more than four times as many Broadway show dates in the second quarter of 2014 as compared to the second quarter of 2013.

Depreciation and amortization expenses decreased $0.2 million in the second quarter of 2014 compared to the second quarter of 2013. The primary driver of the variance was the elimination of depreciation on the properties sold and classified as held for sale. See Note 5 of Condensed Notes to Consolidated Financial Statements.

Undistributed corporate expenses increased by $0.2 million in the second quarter of 2014 compared to the second quarter of 2013 primarily due to payroll costs, including self-insured medical plan costs. Undistributed corporate expenses include general and administrative charges such as corporate payroll, stock compensation expense, director’s fees, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment, such as accounting, human resources and information technology, are distributed and included in direct expenses of the segments to which they are allocated.

Six months ended June 30, 2014 and 2013

Direct hotel expenses as reported were $45.7 million in the first six months of 2014 compared to $45.3 million in the first six months of 2013. On a comparable basis, direct hotel expenses were $41.8 million in the first six months of 2014 compared to $40.0 million in the first six months of 2013, representing a 4.6% increase. The increase was driven primarily by increased payroll, self-insured medical plan and marketing costs, partially offset by a benefit in our loyalty program. On a comparable basis, the hotel segment had a direct margin of 17.6% in the first quarter of 2014 compared to 16.9% for the first six months of 2013. The improvement in margin was primarily driven by the increase in ADR.

Direct expenses for the franchise segment in the first six months of 2014 increased by $0.3 million to $3.6 million compared to the first six months of 2013, primarily driven by franchise development expenses. Direct expenses for the entertainment segment in the first six months of 2014 increased by $3.8 million compared to the first six months of 2013 primarily due to almost triple the number of Broadway show dates in the first six months of 2014 as compared to the first six months of 2013.

Depreciation and amortization expenses decreased $0.6 million in the first six months of 2014 compared to the first six months of 2013. The primary driver of the variance was the elimination of depreciation on the properties sold and classified as held for sale. See Note 5 of Condensed Notes to Consolidated Financial Statements.

Hotel facility and land lease costs increased $0.2 million to $2.3 million in the first six months of 2014 compared to the first six months of 2013. Our lease costs increased following the sale of the Kalispell Mall property in the second quarter of 2013 due to a lease agreement that was entered into for the continued operation of the hotel.

Undistributed corporate expenses increased by $0.5 million in the first six months of 2014 compared to the first six months of 2013. The increase primarily relates to payroll costs, including CEO transition costs and self-insured medical plan costs. Undistributed corporate expenses include general and administrative charges such as corporate payroll, stock compensation expense, director’s fees, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment, such as accounting, human resources and information technology, are distributed and included in direct expenses of the segments to which they are allocated.

Income Taxes

During the second quarter of 2014, we reported no income tax benefit from continuing operations compared to an income tax benefit of $0.7 million from continuing operations during the second quarter of 2013. The difference is due to a valuation allowance recorded in the fourth quarter of 2013 to reduce our deferred tax assets to an amount that is more likely than not to be realized.

During the first six months of 2014, we reported an income tax expense from continuing operations of $32,000 compared to an income tax benefit of $2.7 million from continuing operations during the first six months of 2013. The difference is due to a valuation allowance recorded in the fourth quarter of 2013 to reduce our deferred tax assets to an amount that is more likely than not to be realized.

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

Based on our current assessment of future taxable income, valuation allowances in the amount of $5.3 million and $5.9 million have been recorded as of June 30, 2014 and December 31, 2013, respectively, to reduce our deferred tax assets to amounts that are more likely than not to be realized.

At June 30, 2014 and December 31, 2013, we had federal gross operating loss carryforwards of approximately $25.7 million and $28.6 million, respectively; state gross operating loss carryforwards of approximately $19.7 million and $21.8 million, respectively; and federal tax credit carryforwards of approximately $4.5 million and $4.3 million, respectively. The federal net operating loss carryforwards will expire beginning in 2033, and the state net operating loss carryforwards will expire beginning in 2017; the tax credit carryforwards will begin to expire in 2024.

Liquidity and Capital Resources

As of June 30, 2014, we had total long term debt maturing within one year of $2.4 million. This is the current portion of a term loan from Wells Fargo Bank, National Association ("Wells Fargo") with a total outstanding balance of $33.1 million, which matures on June 30, 2018. Excluding our assets held for sale, our current assets at June 30, 2014 exceeded our current liabilities, by $11.8 million.

At June 30, 2014 total outstanding debt was $63.6 million, net of discount. Included in that amount is $30.8 million of debentures due to Red Lion Hotels Capital Trust. Our average pre-tax interest rate on debt was 6.7% at June 30, 2014, of which 74.4% was fixed at an average rate of 7.9% and 25.5% was at an average variable rate of 3.4%.

Wells Fargo Credit Facility
In June 2013, we entered into a credit facility agreement with Wells Fargo Bank, National Association ("Wells Fargo") to expand our existing credit facility. The credit facility balance at June 30, 2014 of $32.7 million represents outstanding principal of $33.1 million net of unamortized origination fees of $0.4 million. The facility also includes a revolving line of credit for up to $10.0 million.

Our obligations under the facility are (i) guaranteed by our subsidiaries Red Lion Hotels Limited Partnership, Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Holdings, Inc., (ii) secured by our accounts receivable and inventory, and (iii) further collateralized by 15 of our hotel properties located in Bellevue, Spokane, Olympia, Port Angeles, Richland, Pasco and Wenatchee, Washington; in Post Falls, Pocatello and Boise, Idaho; in Bend and Coos Bay, Oregon; in Eureka and Redding, California; and in Salt Lake City, Utah.

As discussed in Note 5 of Condensed Notes to Consolidated Financial Statements, in April and May 2014 we closed on the sale of the Yakima, Kennewick, Kelso and Canyon Springs properties, which were pledged as collateral on our credit facility. As required under the terms of the loan, we made principal payments of $8.9 million during the second quarter of 2014 from the proceeds of the sales.

Effective September 2014, principal payments of $591,689 are required on the term loan on the last day of each calendar quarter or the first business day thereafter. If a property securing the facility is sold we will be required to make an additional principal payment on the term loan equal to the greater of (i) 50% of the net proceeds from the sale or (ii) 50% of the appraised market value of the property sold. If any such additional principal payment exceeds $1.0 million, the remaining principal balance amortization will be modified to reflect the additional payment. The term loan matures on June 29, 2018.

The facility requires us to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage, debt service, and loan coverage ratios. It also includes customary events of default. We were in compliance with these covenants at June 30, 2014.

We can access up to $10 million on the revolving line of credit until it expires on June 30, 2015. The revolving line of credit, which is subject to certain financial covenants, allows us to fund operating needs and may be limited based on a formula relating to the trailing twelve-month consolidated net income of the hotel properties collateralizing the facility. The revolving line of credit was not subject to limitation based on this calculation at June 30, 2014. At June 30, 2014 and as of the date of filing this Form 10-Q, $9.8 million on the revolving line of credit was available as we had $0.2 million in letters of credit and no outstanding borrowings.

We continue to be in compliance with our debt covenants, to generate positive cash flow from operations and to have adequate liquidity to fund our ongoing operating activities; however there can be no assurance that we will be able to repay or refinance our debts when they mature or invest in our hotels to remain competitive at our current rates.

We are committed to keeping our properties well maintained and attractive to our customers in order to maintain our competitiveness within the industry and keep our hotels properly positioned in their markets. We will continue to focus on improving our properties and overall operational capacity through additional capital expenditures.

Operating Activities

Net cash provided by operating activities during the first six months of 2014 totaled $10.1 million, a $5.0 million increase from the first six months of 2013. The primary drivers of the increase were the early termination fee for the Seattle Fifth Avenue franchise location as well as the profitability in the entertainment segments as well as the timing of accrued expenses.

Investing Activities

Net cash provided by investing activities totaled $11.0 million during the first six months of 2014 compared to net cash provided by investing activities of $10.6 million during the first six months of 2013. The primary driver of the variance was the higher proceeds received from the sale of properties in 2014, offset by higher collection of notes receivable in 2013.

Financing Activities

Net cash used in financing activities was $10.5 million during the first six months of 2014, compared to $5.1 million cash used in financing activities in the first six months of 2013. The main driver of the increase in cash used during 2014 over the prior year was the required principal payments on our term loan following the sales of properties. The increase over the prior year was partially offset by the cash received on the expansion of the credit facility in June 2013.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and estimated interest on debt, as of June 30, 2014 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt, excluding debentures(1)	$37,990	$3,730	$7,163	$27,097	$—
Operating and capital leases	25,115	4,629	6,038	3,735	10,713
Service agreements	825	275	550	—	—
Debentures due Red Lion
Hotels Capital Trust (1)	117,699	2,928	5,857	5,857	103,057
Total contractual obligations (2)	$181,629	$11,562	$19,608	$36,689	$113,770
__________

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)
With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.

We have leasehold interests at various hotel properties as well as our corporate headquarters located in Spokane, Washington. These leases require us to pay fixed monthly rent and have expiration dates of 2016 and beyond which are reflected in the table above. The table below summarizes the terms of the leases, including extension periods at our option, for our hotel properties as of June 30, 2014:

Property	Expiration date of lease	Extension periods
Red Lion River Inn	October 2018	Three renewal terms of five years each
Red Lion Hotel Seattle Airport	December 2024	One renewal term of five years
Red Lion Hotel Vancouver (at the Quay)	December 2020	None
Red Lion Anaheim	April 2016	18 renewal terms of five years each
Red Lion Hotel Kalispell	April 2028	Three renewal terms of five years each

Franchise Update

At June 30, 2014, the Red Lion Hotels and Red Lion Inn & Suites network included 31 hotels under franchise agreements, representing a total of 4,441 rooms and 229,772 square feet of meeting space. During the second quarter of 2014, the Red Lion Inn & Suites Tucson North Foothills converted to the brand and we also signed franchise agreements concurrent with the sales of our Yakima, Kennewick, Kelso and Canyon Springs properties. In addition we announced that we had signed a franchise license agreement with owners of a hotel in Renton, Washington and it converted to the brand in July.
Assets Held for Sale Update

In the second quarter of 2014, we closed on the sale of the Yakima, Kelso, Kennewick and Canyon Springs properties for a total of $16.9 million in proceeds. These properties were pledged as collateral on our credit facility. Under the terms of that agreement, we made principal payments in the amount of $8.9 million when the sales closed. See Notes 5 and 8 of Condensed Notes to Consolidated Financial Statements for further discussion.

The following table summarizes the details of the individual sales:

	Gross Proceeds	Price per Key
Yakima	$3,700,000	$23,718
Kelso	$4,800,000	$29,814
Kennewick	$5,900,000	$36,420
Canyon Springs	$2,500,000	$22,321

On July 24, 2014, we listed for sale the Bellevue property. As the Board of Directors approved this action prior to the end of the second quarter and we expect to have significant continuing involvement with the hotel operations following the sale, we have classified it as an asset held for sale but not a discontinued operation as of June 30, 2014. This property is pledged as collateral for our Wells Fargo credit facility. Also listed as held for sale are the Red Lion Hotel Pocatello, Idaho, and the Red Lion Hotel Wenatchee, Wash. See Notes 5 and 8 of Condensed Notes to Consolidated Financial Statements for further discussion.

Off-balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

New and Future Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers". ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. We do not anticipate that adoption of ASU 2014-09 will have a material impact on our consolidated financial statements.

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

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from outstanding debt. As of June 30, 2014, our outstanding debt, including current maturities and excluding unamortized origination fees, was $64.0 million.

At June 30, 2014, $30.8 million of our outstanding debt was subject to currently fixed interest rates and was not exposed to market risk from rate changes. In addition, $16.8 million of the $33.1 million outstanding on the variable rate term loan is subject to an interest rate swap, which effectively fixes its interest rate at 4.88%. The remaining $16.3 million outstanding under the term loan remains subject to variable rates, currently set at 3.4%. We can access up to $10 million on our current revolving line of credit, a portion of which supports outstanding letters of credit. The revolving line of credit, which is subject to certain financial covenants, allows us to fund operating needs and may be limited based on a formula relating to the trailing twelve-month consolidated net income of the hotel properties collateralizing the facility. As of June 30, 2014, $9.8 million on the revolving line of credit was available as we had $0.2 million in letters of credit.

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

In June 2013, we entered into an $18.0 million notional amount swap agreement that exchanges a variable interest rate based upon LIBOR for a 4.88% fixed rate of interest over the term of the agreement. This swap matures on June 29, 2018. We designated this swap as a cash flow hedge of the interest rate risk attributable to projected variable interest payments at its inception and through June 30, 2014, at which time we de-designated the contract as a hedge. The effective portion of the fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income or loss, net of tax. Beginning in the third quarter of 2014, the loss recognized in accumulated other comprehensive income prior to de-designation will be amortized to operating interest expense over the remaining life of the swap, or June 2018. Future changes in the fair value of this derivative instrument after de-designation of fair value hedge accounting will be included in interest expense in the consolidated statement of income (loss).

The below table summarizes our debt obligations at June 30, 2014 on our consolidated balance sheet (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Debt, excluding debentures	$1,775	$2,367	$2,367	$2,367	$24,259	$—	$33,135	$33,338
Average interest rate							4.2%
Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$31,686
Average interest rate							9.5%

Item 4.	Controls and Procedures

As of June 30, 2014, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the first six months of 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
Index to Exhibits

Exhibit Number	Description

10.1	Retention Agreement dated June 24, 2014 between the Registrant and Julie Shiflett

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b)

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Lion Hotels Corporation
Registrant

Signature		Title	Date

By:	/s/ Gregory T. Mount	President and Chief Executive Officer (Principal Executive Officer)	August 8, 2014
Gregory T. Mount

By:	/s/ Julie Shiflett	Executive Vice President, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	August 8, 2014
Julie Shiflett