Form 10-Q
period 2014-09-30
Red Lion Hotels CORP
filed 2014-11-06
CIK 1052595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 __________________________________________
FORM 10-Q
 __________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
As of November 3, 2014, there were 19,846,508 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$28,498	$13,058
Accounts receivable, net	6,869	6,283
Notes receivable	2,806	672
Inventories	1,135	1,386
Prepaid expenses and other	2,715	3,266
Deferred income taxes	—	1,034
Assets held for sale	23,613	18,346
Total current assets	65,636	44,045
Property and equipment, net	146,023	166,356
Goodwill	8,512	8,512
Intangible assets	7,011	6,992
Notes receivable, long term net	2,434	4,423
Other assets, net	4,314	4,298
Total assets	$233,930	$234,626

LIABILITIES
Current liabilities:
Accounts payable	$4,046	$4,763
Accrued payroll and related benefits	4,961	2,786
Accrued interest payable	89	25
Advance deposits	226	199
Other accrued expenses	10,927	8,465
Deferred income taxes	2,186	—
Long-term debt, due within one year	2,367	3,000
Total current liabilities	24,802	19,238
Long-term debt, due after one year, net of discount	29,820	40,058
Deferred income	3,105	3,455
Deferred income taxes	627	3,841
Debentures due Red Lion Hotels Capital Trust	30,825	30,825
Total liabilities	89,179	97,417

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock- 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 19,824,675 and 19,687,232 shares issued and outstanding	198	197
Additional paid-in capital	153,181	152,303
Accumulated other comprehensive income (loss)	(217)	(159)
Retained earnings (accumulated deficit)	(8,411)	(15,132)

Total stockholders' equity	144,751	137,209
Total liabilities and stockholders’ equity	$233,930	$234,626

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Revenue:
Hotels	$35,888	$36,888	$91,847	$92,297
Franchise	2,066	2,368	8,044	5,574
Entertainment	3,306	1,623	13,950	6,774
Other	14	83	64	256
Total revenues	41,274	40,962	113,905	104,901
Operating expenses:
Hotels	23,985	26,143	70,794	72,555
Franchise	1,911	1,862	5,507	5,174
Entertainment	3,092	1,459	11,946	6,558
Other	73	130	237	371
Depreciation and amortization	3,241	3,445	9,566	10,487
Hotel facility and land lease	1,167	1,161	3,492	3,315
Loss (gain) on asset dispositions, net	40	100	(3,439)	(21)
Undistributed corporate expenses	1,899	2,835	6,078	6,500
Total operating expenses	35,408	37,135	104,181	104,939
Operating income (loss)	5,866	3,827	9,724	(38)
Other income (expense):
Interest expense	(1,041)	(1,252)	(3,436)	(4,281)
Other income, net	47	98	204	401
Income (loss) from continuing operations before taxes	4,872	2,673	6,492	(3,918)
Income tax expense (benefit)	—	1,099	32	(1,553)
Income (loss) from continuing operations	4,872	1,574	6,460	(2,365)
Discontinued operations
Income (loss) from discontinued business units, net of income tax (benefit) expense of $0 and $260 for the three months ended and $0 and $456 for the nine months ended September 30, 2014 and 2013, respectively	229	(214)	263	(232)
Income (loss) on disposal and impairment of the assets of the discontinued business units, net of income tax (benefit) expense of $0 and ($75) for the three months ended and $0 and ($280) for the nine months ended September 30, 2014 and 2013, respectively	—	(133)	(2)	(493)
Income (loss) from discontinued operations	229	(347)	261	(725)
Net income (loss)	5,101	1,227	6,721	(3,090)

Comprehensive income (loss)
Unrealized gains (losses) on cash flow hedge	—	104	(72)	(164)
Comprehensive income (loss)	$5,101	$1,331	$6,649	$(3,254)
Earnings per share - basic and diluted
Income (loss) from continuing operations	$0.25	$0.08	$0.33	$(0.12)
Income (loss) from discontinued operations	$0.01	$(0.02)	$0.01	$(0.04)
Net income (loss)	$0.26	$0.06	$0.34	$(0.16)
Weighted average shares - basic	19,822	19,631	19,765	19,538
Weighted average shares - diluted	19,866	19,672	19,839	19,538
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
Operating activities:
Net income (loss)	$6,721	$(3,090)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,566	10,844
(Gain) loss on disposition of property, equipment and other assets, net	(3,437)	752
Amortization of debt issuance costs	170	49
Deferred income taxes	7	(1,459)
Equity in investments	34	38
Stock based compensation expense	965	1,492
Excess tax shortfall from stock-based compensation	—	(102)
Provision for doubtful accounts	149	58
Change in current assets and liabilities:
Restricted cash	—	2,411
Accounts receivable	(735)	126
Notes receivable	(145)	—
Inventories	108	(136)
Prepaid expenses and other	(3)	(651)
Accounts payable	(717)	712
Accrued payroll and related benefits	2,020	1,327
Accrued interest payable	64	(151)
Other accrued expenses and advance deposits	2,417	2,248
Net cash provided by operating activities	17,184	14,468
Investing activities:
Purchases of property and equipment	(7,260)	(8,534)
Proceeds from disposition of property and equipment	16,176	16,024
Collection of notes receivable	200	3,730
Advances to Red Lion Hotels Capital Trust	(27)	(27)
Other, net	62	65
Net cash provided by investing activities	9,151	11,258
Financing activities:
Repayment of credit facility	—	(9,800)
Borrowings on long-term debt	—	44,500
Repayment of long-term debt	(10,958)	(38,878)
Proceeds from stock options exercised	—	11
Proceeds from issuance of common stock under employee stock purchase plan	69	82
Additions to deferred financing costs	(6)	(918)
Excess tax shortfall from stock-based compensation	—	102
Net cash used in financing activities	(10,895)	(4,901)

The accompanying condensed notes are an integral part of the consolidated financial statements

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (Continued)
For the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	15,440	20,825
Cash and cash equivalents at beginning of period	13,058	6,477
Cash and cash equivalents at end of period	$28,498	$27,302

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Income taxes	$40	$22
Interest on long-term debt	$3,315	$4,383
Cash received during periods for:
Income taxes	$—	$78
Non-cash operating, investing and financing activities:
Reclassification of property and other assets to assets held for sale	$17,682	$156
Exchange of real property for a note receivable	$200	$1,720
Common stock redeemed	$155	$299

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation (“RLHC”, "we", "our", "us" or the “company”) is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of hotels under our proprietary brands, including Hotel RL, Red Lion Hotels, Red Lion Inns & Suites and Leo Hotel Collection. Established over 30 years ago, the Red Lion brand is particularly well known in the western United States, where our hotels are located. The Red Lion brands represent upscale and midscale full and select service hotels. As of September 30, 2014, the Red Lion network of hotels was comprised of 53 hotels located in 10 states and one Canadian province. The Red Lion Hotels and Red Lion Inn & Suites network was comprised of 51 hotels with 8,528 rooms and 421,022 square feet of meeting space, of which we operated 20 hotels (15 are wholly owned and five are leased), and franchised 31 hotels. The Leo Hotel Collection was comprised of two hotels with 3,256 rooms and 241,000 square feet of meeting space.

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

In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly our consolidated financial position at September 30, 2014, the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013, and the consolidated cash flows for the nine months ended September 30, 2014 and 2013. The comprehensive income (loss) for the periods presented may not be indicative of that which may be expected for a full year.

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosures of contingent liabilities. Actual results could materially differ from those estimates.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported income/losses, total assets, total liabilities, or stockholders’ equity as previously reported. See Notes 4, 5 and 6.

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

4.	Property and Equipment

Property and equipment is summarized as follows (in thousands):

	September 30, 2014	December 31, 2013
Buildings and equipment	$179,768	$188,331
Landscaping and land improvements	6,771	6,459
Furniture and fixtures	31,871	32,685
	218,410	227,475
Less accumulated depreciation	(114,970)	(117,343)
	103,440	110,132
Land	39,087	48,886
Construction in progress	3,496	7,338
Property and equipment, net	$146,023	$166,356

The table as of September 30, 2014 excludes the property and equipment of the Bellevue, Pocatello and Wenatchee properties. The table as of December 31, 2013 excludes the property and equipment of the Canyon Springs, Kennewick, Kelso, Pocatello, Wenatchee and Yakima properties. The Bellevue property was classified as an asset held for sale in the second quarter of 2014 and the remaining properties were classified as assets held for sale in the fourth quarter of 2013. The Canyon Springs, Kennewick, Kelso and Yakima properties were sold in the second quarter of 2014. In addition, the table as of December 31, 2013 excludes the property and equipment of the Eugene property, which closed in January 2014. See Notes 5 and 6 for further discussion.

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

As discussed in Note 4, as of September 30, 2014, the Pocatello, Wenatchee and Bellevue properties were classified as held for sale. As of December 31, 2013, the Yakima, Kennewick, Kelso, Canyon Springs, Pocatello and Wenatchee properties were classified as held for sale. The Yakima, Kennewick, Kelso and Canyon Springs properties were sold in the second quarter of 2014. The property and equipment of these properties are detailed in the table below (in thousands):

	September 30, 2014	December 31, 2013
Buildings and equipment	$19,896	$25,367
Landscaping and land improvements	457	7,337
Furniture and fixtures	2,977	1,138
	23,330	33,842
Less accumulated depreciation and amortization	(12,472)	(25,207)
	10,858	8,635
Land	12,733	9,478
Construction in progress	22	233
Assets held for sale	$23,613	$18,346

Impairments of assets held for sale in continuing operations

At the time each property was listed for sale, and at any time during the marketing process in which there is a change in circumstances (such as a decrease in listed price), the carrying value of the assets is written down to estimated fair value less selling costs, and an impairment is recognized in continuing operations. No impairments were identified with respect to these properties during the three and nine months ended September 30, 2014 or 2013.

6.	Discontinued Operations

Of the properties discussed above in Note 5, one property - Wenatchee - was classified as discontinued operations for all periods presented as we do not anticipate maintaining significant continuing involvement following its sale. In addition to this property, during the first quarter of 2014, we ceased the operation of our Eugene property when we assigned our lease to another party. Accordingly, all operations of the Eugene property have been classified as discontinued operations for all periods presented.

Discontinued operations as of September 30, 2013 also includes the activities of the Kalispell Mall and Medford properties which were sold in the second and third quarters of 2013, respectively, as well the activities of a catering contract in Yakima, Washington, which we decided to cease operating in the first quarter of 2013.

The following table summarizes the assets and liabilities of discontinued operations included in the consolidated balance sheets as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$34	$53
Accounts receivable, net	91	215
Inventories	21	50
Prepaid expenses and other	17	130
Total current assets	163	448
Property and equipment, net	3,694	4,042
Total assets, net	$3,857	$4,490

LIABILITIES
Accounts payable	$21	$75
Accrued payroll related benefits	51	58
Advance deposits	3	7
Other accrued expenses	34	125
Total current liabilities	$109	$265

The following table summarizes the results of discontinued operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$870	$1,973	$2,368	$7,261
Operating expenses	(641)	(1,721)	(2,075)	(6,346)
Hotel facility and land lease	—	(90)	(30)	(334)
Depreciation and amortization	—	(116)	—	(357)
Income tax benefit (expense)		(260)	—	(456)
Income (loss) from operations of discontinued business units, net of tax	229	(214)	263	(232)

Loss on disposal and impairment of the assets of discontinued business units	—	(208)	(2)	(773)
Income tax benefit (expense)	—	75	—	280
Loss on disposal and impairment of the assets of the discontinued business units, net of tax	—	(133)	(2)	(493)
Income (loss) from discontinued operations	$229	$(347)	$261	$(725)

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

Pocatello Property

Subsequent to the end of the third quarter of 2014, we entered into a definitive agreement to sell the Pocatello property for $3.0 million and closed that sale in October 2014. Concurrent with the sale, the purchaser signed a franchise agreement. We determined that, while the continuing cash flows from operations are not significant, we still have significant involvement under the franchise agreement such that the property should not continue to be classified as discontinued operations. It has been reclassified to continuing operations for all periods presented. See Note 16 for further discussion.

Impairments of assets held for sale in discontinued operations

At the time each property was listed for sale, and at any time during the marketing process in which there is a change in circumstances (such as a decrease in listed price), the carrying value of the assets is written down to estimated fair value less selling costs, and an impairment is recognized in discontinued operations. No impairments were identified with respect to these properties during the three and nine months ended September 30, 2014 or 2013.

7.	Goodwill and Intangible Assets

Goodwill represents the excess of the estimated fair value of the net assets acquired during business combinations over the net tangible and identifiable intangible assets acquired. Goodwill was recorded in prior years in connection with the acquisitions of franchises and entertainment businesses. The Red Lion brand name is an identifiable, indefinite lived-intangible asset that represents the separable legal right to a trade name and associated trademarks acquired in a business combination we entered into in 2001. Goodwill and the brand name are not amortized; however, we assess goodwill and the brand name for potential impairments annually in the fourth quarter, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets. We did not impair any goodwill or intangible assets during the three and nine months ended September 30, 2014 or 2013.

8.	Credit Facility and Long-Term Debt
The current and non-current portions of long-term debt as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

	September 30, 2014		December 31, 2013
	Current	Non-Current	Current	Non-Current

Wells Fargo credit facility	$2,367	$29,820	$3,000	$40,058
Debentures due Red Lion Hotels Capital Trust	—	30,825	—	30,825
	$2,367	$60,645	$3,000	$70,883

Wells Fargo Credit Facility
In June 2013, we entered into a credit facility agreement with Wells Fargo Bank, National Association ("Wells Fargo") to expand our existing credit facility. The credit facility balance of $32.2 million represents outstanding principal of $32.5 million net of unamortized origination fees of $0.3 million. In addition to this term loan, we have a revolving line of credit with Wells Fargo for up to $10.0 million, a portion of which supports outstanding letters of credit. At September 30, 2014, $9.8 million on the revolving line of credit was available as we had $0.2 million in letters of credit and no outstanding borrowings as of that date. The $10.0 million revolving line of credit is available under the facility until June 30, 2015.
Our obligations under the facility are (i) guaranteed by our subsidiaries Red Lion Hotels Limited Partnership, Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Holdings, Inc., (ii) secured by our accounts receivable and inventory, and (iii) further collateralized by 14 of our hotel properties located in Bellevue, Spokane, Olympia, Port Angeles, Richland, Pasco and Wenatchee, Washington; in Post Falls and Boise, Idaho; in Bend and Coos Bay, Oregon; in Eureka and Redding, California; and in Salt Lake City, Utah.
As discussed in Note 6, in the second quarter of 2014, we closed on the sales of the Yakima, Kelso, Kennewick and Canyon Springs properties, which were pledged as collateral for our credit facility. As required under the terms of the loan, we made principal payments totaling $8.9 million from the proceeds of the sales in the second quarter of 2014.
As discussed in Notes 6 and 16, in October 2014 we closed on the sale of the Pocatello property, which was pledged as collateral for our credit facility. As required under the terms of the loan, we made a principal payment of $1.4 million promptly following the sale.
As of September 2014, principal payments of $591,689 are required on the term loan on the last day of each calendar quarter or the first business day thereafter. If a property securing the facility is sold we will be required to make an additional principal payment on the term loan equal to the greater of (i) 50% of the net proceeds from the sale or (ii) 50% of the appraised market value of the property sold. If any such additional principal payment exceeds $1 million, the remaining principal balance amortization will be modified to reflect the additional payment. The term loan matures on June 29, 2018.

The facility requires us to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage, debt service, and loan coverage ratios. It also includes customary events of default. We were in compliance with these covenants at September 30, 2014 and December 31, 2013.

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
We borrowed all of the proceeds from the offering, including our original 3% trust common investment of $1.4 million, on the same day through 9.5% debentures that are included as a long-term liability on our consolidated balance sheets. The debentures mature in 2044 and their payment terms mirror the distribution terms of the trust securities. The debenture agreement required the mandatory redemption of 35% of the then-outstanding trust securities at 105% of issued value if we completed an offering of common shares with gross proceeds of greater than $50 million. In accordance therewith and in connection with a common stock offering in May 2006, we repaid approximately $16.6 million of the debentures due the Trust. The Trust then redeemed 35% of the outstanding trust preferred securities and trust common securities at a price of $26.25 per share, a 5% premium over the issued value of the securities. Of the $16.6 million, approximately $0.5 million was received back by us for our trust common securities and was reflected as a reduction of our investment in the Trust. At September 30, 2014 and December 31, 2013, debentures due the Trust totaled $30.8 million.

9.	Derivative Financial Instruments and Accumulated Other Comprehensive Income (Loss)

We do not enter into derivative transactions for trading purposes, but rather to hedge our exposure to interest rate fluctuations. We manage our floating rate debt using interest rate swaps in order to reduce our exposure to the impact of changing interest rates and future cash outflows for interest.

As required under our credit facility, we entered into an interest rate swap with Wells Fargo to hedge at least 40% of our interest rate exposure. The swap has an original notional amount of $18.0 million and a fixed rate of 4.88%. Our contractual payments have reduced the outstanding notional amount to $16.5 million as of September 30, 2014. The swap is settled on the same day as the required monthly interest payments on the term loan and expires on June 29, 2018.

We account for the interest rate swap under Accounting Standards Codification ("ASC') Topic No. 815, “Derivatives and Hedging” (“ASC 815”) pertaining to the accounting for derivatives and hedging activities. ASC 815 requires us to recognize all derivative instruments on our balance sheet at fair value. At September 30, 2014, the valuation of the interest rate swap resulted in the recognition of a swap liability totaling $0.2 million, which is included in other accrued expenses on the balance sheet.

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

From inception through the second quarter of 2014, our interest rate swap was designated as a cash flow hedge.  The gains and losses in the fair value of the swap were recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss) ("AOCI") on the consolidated balance sheets.  In connection with the additional principal payments made concurrent with the sales of our properties, we no longer qualify for hedge accounting and we de-designated the interest rate swap as a cash flow hedge. Beginning in the third quarter of 2014, the gains and losses in the fair value of the swap are recorded as interest expense on the consolidated statements of comprehensive income (loss). After June 30, 2014, the AOCI is amortized and expensed as interest expense over the remaining life of the interest rate swap. For the three and nine months ended September 30, 2014 we reclassified losses of $14,470 from AOCI to interest expense on our consolidated statements of comprehensive income (loss).

Accumulated other comprehensive income (loss)

Changes in accumulated other comprehensive income (loss), comprised entirely of changes in the fair value of our cash flow hedge, were as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Balance, beginning of period	$(159)	$—
Loss on cash flow hedge	(72)	(164)
Reclassification of accumulated other comprehensive income	$14	$—
Balance, end of period	$(217)	$(164)

10.	Business Segments

As of September 30, 2014, we had three operating segments: hotels, franchise and entertainment. The “other” segment consists of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense and income taxes; therefore, those two items have not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues and expenses.

Selected information with respect to continuing operations is provided below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Hotels	$35,888	$36,888	$91,847	$92,297
Franchise	2,066	2,368	8,044	5,574
Entertainment	3,306	1,623	13,950	6,774
Other	14	83	64	256
	$41,274	$40,962	$113,905	$104,901
Operating income (loss) by segment:
Hotels	$7,845	$6,336	$12,458	$6,991
Franchise	143	493	2,500	363
Entertainment	136	70	1,760	(42)
Other	(2,258)	(3,072)	(6,994)	(7,350)
Total operating income (loss)	5,866	3,827	9,724	(38)
Interest expense	(1,041)	(1,252)	(3,436)	(4,281)
Other income	47	98	204	401
Income tax (expense) benefit	—	(1,099)	(32)	1,553
Income (loss) from continuing operations	$4,872	$1,574	$6,460	$(2,365)

	September 30, 2014	December 31, 2013
Identifiable assets:
Hotels (1)	$178,802	$192,225
Franchise	10,097	9,348
Entertainment	5,431	6,759
Other	39,600	26,294
	$233,930	$234,626
__________

(1)	Includes the identifiable assets of discontinued operations that are classified as held for sale.

11.	Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator - basic and diluted:
Income (loss) from continuing operations	$4,872	$1,574	$6,460	$(2,365)
Income (loss) from discontinued operations	229	(347)	261	(725)
Net income (loss)	$5,101	$1,227	$6,721	$(3,090)
Denominator:
Weighted average shares - basic	19,822	19,631	19,765	19,538
Weighted average shares - diluted	19,866	19,672	19,839	19,538
Earnings (loss) per share
Income (loss) from continuing operations	$0.25	$0.08	$0.33	$(0.12)
Income (loss) from discontinued operations	$0.01	$(0.02)	$0.01	$(0.04)
Net income (loss)	$0.26	$0.06	$0.34	$(0.16)

For the three months ended September 30, 2014, 94,991 of the 96,036 options to purchase common shares and 364,489 of the 407,338 restricted stock units outstanding as of that date were considered antidilutive. For the three months ended September 30, 2013, 166,366 of the 167,607 options to purchase common shares and 305,739 of the 344,775 restricted stock units outstanding as of that date were considered antidilutive.

For the nine months ended September 30, 2014, 94,871 of the 96,036 options to purchase common shares and 334,116 of the 407,338 restricted stock units outstanding as of that date were considered antidilutive. For the nine months ended September 30, 2013, all of the 167,607 options to purchase common shares and all of the 344,775 restricted stock units outstanding as of that date were considered antidilutive due to losses in the period.

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

At September 30, 2014 we were not able to reliably estimate the full year effective tax rate. Accordingly, we have recognized interim income tax benefit using the discrete method based on actual results for the nine months ended September 30, 2014. The effective tax rates from continuing operations for the nine months ended September 30, 2014 and 2013 were 0.38% and 29.8%, respectively. The difference between the effective tax rates and the statutory rate of 34.0% for the nine months ended September 30, 2014 is driven by the impact of a valuation allowance recorded as of December 31, 2013 to reduce our deferred tax assets to an amount that is more likely than not to be realized. For the nine months ended September 30, 2013, the difference between the effective tax rate and the statutory tax rate of 34.0% is primarily driven by state income taxes, federal tax credits, and non-deductible expenses.

We recognize the financial statement effect of a tax position when, based on the technical merits of the uncertain tax position, it is more likely than not to be sustained on a review by taxing authorities. These estimates are based on judgments made with currently available information. We review these estimates and make changes to recorded amounts of uncertain positions as facts and circumstances warrant. We had no material uncertain tax positions at September 30, 2014 and do not anticipate a significant change in any unrecognized tax benefits over the next 12 months. Accordingly, we have not provided for any unrecognized tax benefits or related interest and penalties. With limited exception, we are no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for years prior to 2008.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated is the cumulative loss incurred over the three-year period ended September 30, 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

As of September 30, 2014 and December 31, 2013, valuation allowances of $3.4 million and $5.9 million, respectively, have been recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The amounts of the deferred tax assets considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. Should we determine we will be able to realize our deferred tax assets, the tax benefits relating to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

At September 30, 2014 and December 31, 2013, we had federal gross operating loss carryforwards of approximately $20.9 million and $28.6 million, respectively; state gross operating loss carryforwards of approximately $17.6 million and $21.8 million, respectively; and tax credit carryforwards of approximately $4.7 million and $4.3 million, respectively. The federal operating loss carryforwards will expire beginning in 2033, and the state operating loss carryforwards will expire beginning in 2017; the tax credit carryforwards will begin to expire in 2024.

13.	Stock Based Compensation

Stock Incentive Plans

The 2006 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by our shareholders and allowed awards of 2.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of September 30, 2014, there were 456,130 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.

Stock Option Plans

In the nine months ended September 30, 2014 and 2013 we recognized no compensation expense related to options.

A summary of stock option activity for the nine months ended September 30, 2014, is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2014	167,607	$9.49
Options granted	—	$—
Options exercised	—	$—
Options forfeited	(71,571)	$8.93
Balance, September 30, 2014	96,036	$9.92
Exercisable, September 30, 2014	96,036	$9.92

Additional information regarding stock options outstanding and exercisable as of September 30, 2014, is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$5.10	5,000	0.09	2014	$5.10	$2,950	5,000	$5.10	$2,950
7.46	6,000	0.67	2014-2015	7.46	—	6,000	7.46	—
$8.74	49,189	3.05	2014-2018	8.74	—	49,189	8.74	—
$12.21-$13.00	35,847	2.09	2014-2017	12.62	—	35,847	12.62	—
	96,036	2.39	2014-2018	$9.92	$2,950	96,036	$9.92	$2,950
__________

(1)
The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been fully vested and exercised on the last trading day of the first nine months of 2014, or September 30, 2014, based upon our closing stock price on that date of $5.69.

Restricted Stock Units, Shares Issued as Compensation

As of September 30, 2014 and 2013, there were 407,338 and 344,775 unvested restricted stock units outstanding. Since we began issuing restricted stock units, approximately 22.1% of total units granted have been forfeited. In the third quarter of 2014, we recognized approximately $0.2 million in compensation expense related to restricted stock units compared to $0.7 million in the comparable period in 2013. For the nine months ended September 30, 2014, we recognized approximately $0.6 million in compensation expense related to the restricted stock units compared to $1.1 million in the comparable period in 2013. Included in expense for the three and nine months ended September 30, 2013 is approximately $0.4 million of expense related to the accelerated vesting of restricted stock units associated with the departure of our former CEO. As the restricted stock units vest, we expect to recognize approximately $2.0 million in additional compensation expense over a weighted average period of 36 months, including $0.2 million during the remainder of 2014.

A summary of restricted stock unit activity for the nine months ended September 30, 2014, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2014	303,749	$7.32
Granted	288,168	$5.63
Vested	(83,275)	$7.09
Forfeited	(101,304)	$7.01
Balance, September 30, 2014	407,338	$6.17

Employee Stock Purchase Plan

In January 2008, we adopted the 2008 employee stock purchase plan (the “2008 ESPP”) upon the expiration of its predecessor plan. Under the 2008 ESPP, a total of 300,000 shares of common stock are authorized for purchase by eligible employees at a discount through payroll deductions. No employee may purchase more than $25,000 worth of shares in any calendar year, or more than 10,000 shares during any six-month purchase period under the plan. As allowed under the 2008 ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. In January and July 2014, 7,405 and 7,022 shares were issued to participants under the terms of the plan, respectively.

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

Estimated fair values of financial instruments (in thousands) are shown in the table below. The carrying amounts for cash and cash equivalents, accounts receivable and current liabilities are reasonable estimates of their fair values. The carrying amounts of our current notes receivable are reasonable estimates of their fair values due to the short nature of the loans (they are expected to be satisfied within a year). We estimate the fair value of our interest rate swap using standard calculations that use as their basis readily available observable market parameters, which are Level 2 inputs. We estimate the fair value of our long-term debt, excluding leases, using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. The debentures are valued at the closing price on September 30, 2014, of the underlying trust preferred securities on the New York Stock Exchange, which was a directly observable Level 1 input. The fair values provided below are not necessarily indicative of the amounts we or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents and restricted cash(1)	$28,498	$28,498	$13,058	$13,058
Accounts receivable(1)	$6,869	$6,869	$6,283	$6,283
Notes receivable	$5,240	$5,240	$5,095	$5,095
Financial liabilities:
Current liabilities, excluding debt(1)	$22,435	$22,435	$16,238	$16,238
Total debt	$32,187	$32,694	$43,058	$44,311
Debentures	$30,825	$31,460	$30,825	$32,058
__________

(1)	Includes the cash, accounts receivable, and current liabilities of discontinued operations held for sale as of September 30, 2014 and December 31, 2013.

15.	Commitments and Contingencies

At any given time we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a materially adverse effect on our consolidated financial position or net cash flow.

Due to our equity method investment in a 19.9% owned real estate venture, we are considered a guarantor of the mortgage for the building associated with that investment. We would be obligated to pay a portion of this mortgage in the event the real estate venture were unable to meet its principal or interest payment obligations. As of September 30, 2014, the maximum amount payable under this guarantee was approximately $1.9 million, which represents 19.9% of the outstanding mortgage balance. At each reporting date, it was not probable that we would be required to pay any of this amount; thus we have not accrued a liability for any portion of this obligation in our September 30, 2014 or December 31, 2013 financial statements.

In September 2014, we amended the lease for Red Lion Hotel Vancouver (at the Quay) to revise the lease term to December 31, 2015.  In addition, we have the right to terminate the lease after December 31, 2014 with a payment of $3.0 million.  If we have not previously terminated the lease, the lease will expire on December 31, 2015 with a required payment of $3.0 million.

16.	Subsequent Events

On October 15, 2014, we closed on the sale of the Pocatello property for $3.0 million of which we received $1.3 million in cash and secured a promissory note for $1.7 million for the remaining balance. This property was pledged as collateral for our Wells Fargo credit facility. Under the terms of that facility, we made a principal payment in the amount of $1.4 million on the facility's term loan when the sale closed. See Notes 6 and 8 for further discussion. Concurrent with the sale, we entered into a franchise agreement with the buyer.

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

In this report, "we," "us," "our," "our company" and "RLHC" refer to Red Lion Hotels Corporation and, as the context requires, all of its wholly owned subsidiaries, including Red Lion Hotels Holdings, Inc., Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Limited Partnership. "Red Lion" refers to the Red Lion brand. The terms "the network" or "network of hotels" refer to our entire group of owned, leased and franchised hotels.

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

Introduction

We are a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, operation and franchising of hotels under our proprietary brands, including Hotel RL, Red Lion Hotels, Red Lion Inns & Suites and Leo Hotel Collection (the “Red Lion Brands”). Established in the western United States over 30 years ago, the Red Lion represent upscale and midscale full and select service hotels.

Our brands offer a unique local spin on the expected travel experience in an environment that allows customers to feel welcome and at home. Our properties strive to highlight friendly service and reflect the local flair of their markets. Our focus is to anticipate guest needs and pleasantly surprise them with our distinctive Pacific Northwest-inspired customer service.  Warm and authentic, our commitment to customer service includes a focus on delivering the guest locally inspired, friendly and personalized signature moments. This is intended to position each Red Lion hotel as an advocate to our traveling guests, creating brand relevance and loyalty, differentiating us from our competition.

In October 2014, we launched a new brand, Hotel RL. This upscale lifestyle brand is a full-service, conversion brand targeted for the top 80 U.S. urban markets that is inspired by the spirit of the Pacific Northwest and designed for consumers with a millennial mindset. Our company expects to pursue joint venture and equity ownership opportunities with this brand and will also be reviewing current hotels for conversion opportunities. The company anticipates announcing the first addition to Hotel RL before the end of the year and plans to open or convert more in 2015.

A summary of our properties as of September 30, 2014 is provided below:

	Hotels	Total Available Rooms	Meeting Space (sq. ft.)
Red Lion Owned and Leased Hotels
Continuing Operations	19	3,888	182,572
Discontinued Operations	1	149	7,678
Red Lion Franchised Hotels	31	4,491	230,772
Leo Hotel Collection	2	3,256	241,000
Total	53	11,784	662,022

We operate in three reportable segments:

•
The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our owned and leased hotels. As of September 30, 2014, we operated 20 hotels, of which 15 are wholly-owned and five are leased.

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

We believe franchising represents a profitable, non-capital intensive growth opportunity. Our strategy is to identify larger urban metropolitan statistical areas (MSAs) that are saturated by larger brands in order to become the conversion brand of choice for owners of established hotels looking for alternatives in those markets. By segmenting our brands with clear distinctions between each offering, we believe we are uniquely positioned to provide an appealing alternative for a variety of owners. We expect that our strong brand name recognition in the Western U.S. markets will continue to provide us with opportunities to expand our hotel network within our existing footprint. The Midwest and East Coast markets also provide us with opportunity to expand our hotel network into markets across North America as our brands will be a unique and new value proposition for current and potential hotel owners in markets saturated by competitor brands. In addition to conversion from other brands, independently branded hotel operations may also benefit from the RLHC central services programs. For all properties, we are striving to provide hotel owners leading distribution technology and sales support as part of our brand support programs.

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

Further growth opportunities may come from the expansion of our brand offerings. In October 2014, we launched a new upscale hotel brand, Hotel RL. This new hotel product is intended to be flexible enough to allow adaptive reuse projects, conversions and new builds while giving owners a more free-form approach to adapt the hotel to their unique markets and locations. The new flat fee structure is a true differentiator in this segment which provides a predictable cost structure for our franchisees with the opportunity to leverage a greater proportion of their top-line growth to superior hotel performance.

We are also investing in sales and marketing talent and technology to improve our ability to manage the various channels which drive occupancy and rate at our hotels, including transient, group and preferred corporate business. We have implemented a new guest management ecosystem, RevPak, which includes a number of industry revenue generation systems fully integrated to provide comprehensive information by integrating information on customer acquisition, customer management and customer retention. This suite of products will deliver dynamic and personalized communications and promotions tailored to individual guest travel needs and habits.

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

To support the clarification of our Red Lion Brand and improve our financial performance, in November 2013 we listed for sale several non-strategic hotel assets. Through October 2014, we have sold five of the six properties. Proceeds from the sales of these assets has provided additional capital for debt reduction and support of the growth initiatives for our hotel network.

In July 2014, we listed the Bellevue property for sale. The market in Bellevue, Washington is one of the best in the country in terms of redevelopment and land value and this property is located next to a planned stop on the extended light rail, which is targeted to be completed in 2023. We intend to use the proceeds, in addition to the current strength of our balance sheet, to pay down debt and invest in hotels in key markets across the country.

We will continue to seek ways to improve the profitability of our owned and leased hotel portfolio as we improve our technologies, such as the RevPak deployment and reinvest in our owned properties, with the goal of driving growth in revenue and generating cost efficiencies.

Revenue per available room ("RevPAR") for owned and leased hotels on a comparable basis from continuing operations increased 8.3% in the third quarter of 2014 from the third quarter of 2013. Comparable Average Daily Rate ("ADR"), from continuing operations, increased 3.7% in the third quarter of 2014 to $100.19 from $96.61 in the third quarter of 2013. Comparable occupancy from continuing operations increased 340 basis points in the third quarter of 2014 from the third quarter of 2013. Average occupancy, ADR and RevPAR statistics are provided below on a comparable basis from continuing operations.

	For the three months ended September 30,
	2014				2013
	Average Occupancy		ADR	RevPAR	Average Occupancy	ADR	RevPAR
Owned and Leased Hotels(1)	80.3%		$100.19	$80.41	76.9%	$96.61	$74.28
Franchised Hotels	60.6%		$86.78	$52.63	62.7%	$80.18	$50.29
Total System Wide	71.1%		$94.87	$67.48	70.0%	$89.45	$62.61
Change from prior comparative period:
Owned and Leased Hotels	340	bps	3.7%	8.3%
Franchised Hotels	(210)	bps	8.2%	4.7%
Total System Wide(1)	110	bps	6.1%	7.8%

	For the nine months ended September 30,
	2014				2013
	Average Occupancy		ADR	RevPAR	Average Occupancy	ADR	RevPAR
Owned and Leased Hotels(1)	68.7%		$93.29	$64.11	66.6%	$90.56	$60.35
Franchised Hotels	52.0%		$83.28	$43.34	53.0%	$79.06	$41.89
Total System Wide	60.8%		$89.20	$54.20	60.0%	$85.61	$51.36
Change from prior comparative period:
Owned and Leased Hotels	210	bps	3.0%	6.2%
Franchised Hotels	(100)	bps	5.3%	3.5%
Total System Wide	80	bps	4.2%	5.5%

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

During the third quarter of 2014 we reported income from continuing operations of $4.9 million, or $0.25 per share, and during the third quarter of 2013, we reported income from continuing operations of $1.6 million, or $0.08 per share. For the third quarter of 2014 earnings before interest, taxes, depreciation and amortization adjusted to eliminate EBITDA of sold properties (“Adjusted EBITDA”), was $9.2 million, compared to Adjusted EBITDA of $7.1 million for the second quarter of 2013, which also eliminates separations costs of the former CEO and COO.

For the first nine months of 2014 we reported income from continuing operations of $6.5 million or $0.33 per share, and during the first nine months of 2013, we reported losses from continuing operations of $2.4 million, or $0.12 per share. The first nine months of 2014 included $3.5 million in gains on the sales of the Yakima, Kennewick, Kelso and Canyon Springs properties as well as a $2.1 million early termination fee for the Seattle Fifth Avenue franchise location. For the first nine months of 2014, Adjusted EBITDA, which also eliminates the gains on sales of properties and the early termination fee, was $13.8 million, compared to Adjusted EBITDA of $10.0 million for the first nine months of 2013.

A summary of our consolidated statements of comprehensive (loss) income is provided below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenue	$41,274	$40,962	$113,905	$104,901
Total operating expenses	35,408	37,135	104,181	104,939
Operating income (loss)	5,866	3,827	9,724	(38)
Other income (expense):
Interest expense	(1,041)	(1,252)	(3,436)	(4,281)
Other income, net	47	98	204	401
Income (loss) before taxes	4,872	2,673	6,492	(3,918)
Income tax expense (benefit)	—	1,099	32	(1,553)
Income (loss) from continuing operations	4,872	1,574	6,460	(2,365)
Income (loss) from discontinued operations, net of tax	229	(347)	261	(725)
Net income (loss)	$5,101	$1,227	$6,721	$(3,090)
Comprehensive income (loss)	$5,101	$1,331	$6,649	$(3,254)
Non-GAAP data:
EBITDA	$9,383	$7,324	$19,755	$10,658
Adjusted EBITDA	$9,154	$7,073	$13,765	$9,998

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

Because EBITDA and Adjusted EBITDA exclude depreciation and amortization, they do not measure the capital we require to maintain or preserve our long-lived assets. In addition, because EBITDA and Adjusted EBITDA do not reflect interest expense, they do not take into account the total amount of interest we pay on outstanding debt nor do they show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA and Adjusted EBITDA, as defined by us, may not be comparable to EBITDA and Adjusted EBITDA as reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms.  Because we use EBITDA and Adjusted EBITDA to evaluate our financial performance, we reconcile all EBITDA and Adjusted EBITDA measures to net income, which is the most comparable financial measure calculated and presented in accordance with GAAP.  EBITDA and Adjusted EBITDA do not represent cash provided by operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.

The following is a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Adjusted EBITDA	$9,154	$7,073	$13,765	$9,998
EBITDA from hotel properties sold (1)	—	879	113	1,434
Gain on asset dispositions (2)	—	—	3,521	—
Early termination fee (3)	—	—	2,095	—
Separation Costs (4)	—	(582)	—	(582)
EBITDA from continuing operations	9,154	7,370	19,494	10,850

Income (loss) on discontinued operations, net of tax	229	(347)	261	(725)
Income tax benefit - discontinued operations	—	185	—	176
Depreciation and amortization - discontinued operations	—	116	—	357
EBITDA	9,383	7,324	19,755	10,658
Interest expense	(1,041)	(1,252)	(3,436)	(4,281)
Income tax benefit (expense)	—	(1,284)	(32)	1,377
Depreciation and amortization	(3,241)	(3,561)	(9,566)	(10,844)
Net income (loss)	$5,101	$1,227	$6,721	$(3,090)
__________

(1)
See preceding discussion of comparable operating results. Hotel properties sold include: the Missoula property, which was sold in February 2013; the Pendleton property, which was sold in April 2013; the Yakima property, which was sold in April 2014; the Kelso and Kennewick properties, which were sold in May 2014; and the Canyon Springs property, which was sold in June 2014.

(2)
During the second quarter of 2014, we recorded $3.5 million in gains on asset dispositions related to the sales of the Yakima, Kelso, Kennewick and Canyon Springs properties. This amount is included in the line item "Gain on asset dispositions, net" on the accompanying consolidated statements of comprehensive income (loss).

(3)
During the second quarter of 2014, we recorded income from a $2.1 million early termination fee related to the Seattle Fifth Avenue Hotel terminating its franchise agreement. This amount is included in the line item "Franchise Revenue" on the accompanying consolidated statements of comprehensive income (loss).

(4)
During the third quarter of 2013, we recorded a $0.4 million separation cost associated with the retirement of the former President and Chief Executive Officer and a $0.2 million charge related to the separation of a former Executive Vice President and Chief Operating Officer.

Revenue

A breakdown of our revenues from continuing operations for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

Revenue From Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Hotels:
Rooms	$28,762	$29,521	$71,006	$71,764
Food and beverage	6,042	6,386	18,353	18,400
Other department	1,084	981	2,488	2,133
Total hotel segment revenue	35,888	36,888	91,847	92,297
Franchise	2,066	2,368	8,044	5,574
Entertainment	3,306	1,623	13,950	6,774
Other	14	83	64	256
Total Operating Revenue	$41,274	$40,962	$113,905	$104,901

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

A breakdown of our comparable hotel revenues for the nine months ended September 30, 2014 and 2013 is as follows (in thousands):

Comparable Hotel Revenue From Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Room revenue from continuing operations	$28,762	$29,521	$71,006	$71,764
less: room revenue from sold properties (1)	—	(2,953)	(2,962)	(7,705)
Comparable room revenue	$28,762	$26,568	$68,044	$64,059
Food and beverage revenue from continuing operations	$6,042	$6,386	$18,353	$18,400
less: room revenue from sold properties (1)	—	(642)	(986)	(1,840)
Comparable food and beverage revenue	$6,042	$5,744	$17,367	$16,560
Other hotel revenue from continuing operations	$1,084	$981	$2,488	$2,133
less: room revenue from sold properties (1)	—	(19)	(20)	(56)
Comparable other hotel revenue	$1,084	$962	$2,468	$2,077
Total hotel revenue from continuing operations	$35,888	$36,888	$91,847	$92,297
less: room revenue from sold properties (1)	—	(3,614)	(3,968)	(9,601)
Comparable total hotel revenue	$35,888	$33,274	$87,879	$82,696
__________

(1)	Sold properties are the Missoula, Pendleton, Yakima, Kelso, Kennewick and Canyon Springs properties.

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

Three months ended September 30, 2014 and 2013

During the third quarter of 2014, revenue from the hotel segment decreased $1.0 million or 2.7% compared to the third quarter of 2013. On a comparable basis, excluding the results of the sold properties, revenue from the hotel segment increased $2.6 million or 7.9% in the third quarter of 2014 compared to the third quarter of 2013. This comparable increase was primarily driven by a 3.7% increase in ADR, which was predominantly driven by higher rates in the transient segment. Occupancy increased 340 basis points compared to the third quarter of 2013, primarily driven by increases in transient and permanent room nights.

Revenue from our franchise segment decreased $0.3 million to $2.1 million in the third quarter of 2014 compared to the third quarter of 2013. This was primarily due to the change in mix and location of franchise hotels.

Revenue in the entertainment segment increased $1.7 million to $3.3 million in the third quarter of 2014 compared to the third quarter of 2013. This was primarily due to an off-season production in the third quarter of 2014.

Nine months ended September 30, 2014 and 2013

During the first nine months of 2014, revenue from the hotel segment decreased $0.5 million or 0.5% compared to the first nine months of 2013. On a comparable basis, excluding the results of the sold properties, revenue from the hotel segment increased $5.2 million or 6.3% in the first nine months of 2014 compared to the first nine months of 2013. This comparable increase was primarily driven by a 210 basis points increase in occupancy compared to the first nine months of 2013, primarily driven by increases in permanent and group room nights. ADR increased 3.0% compared to the first nine months of 2013, primarily driven by higher rates in the transient segment.

Revenue from our franchise segment increased $2.5 million to $8.0 million in the first nine months of 2014 compared to the first nine months of 2013. This was primarily due to the early termination fee for the Seattle Fifth Avenue franchise location of $2.1 million. Including this termination fee, this hotel generated approximately 32.3% and 14.3% of our total franchise segment revenue for the nine months ended September 30, 2014 and 2013, respectively.

Revenue in the entertainment segment increased $7.2 million to $14.0 million in the first nine months of 2014 compared to $6.8 million in the first nine months of 2013. This was primarily due to triple the number of Broadway show dates in the first nine months of 2014 as compared to the first nine months of 2013.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, depreciation and amortization, hotel facility and land lease expense, gain or loss on asset dispositions and undistributed corporate expenses. Total operating expenses during the third quarter of 2014 compared to the third quarter of 2013 decreased $1.7 million, primarily due to decreases in hotel operating expenses, partially offset by costs related to the off-season Broadway stage production in Spokane.

During the first nine months of 2014, total operating expenses decreased $0.8 million as compared to 2013, primarily due to $3.5 million in gains from property sales in 2014 and the elimination of expenses for hotels sold in 2013. Partially offsetting this decrease in operating expenses were costs related to a higher number of entertainment show dates in 2014.

A breakdown of our operating expenses and direct margin by segment as reported for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

Operating Expenses From Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Hotels	$23,985	$26,143	$70,794	$72,555
Franchise	1,911	1,862	5,507	5,174
Entertainment	3,092	1,459	11,946	6,558
Other	73	130	237	371
Depreciation and amortization	3,241	3,445	9,566	10,487
Hotel facility and land lease	1,167	1,161	3,492	3,315
Loss (gain) on asset dispositions, net	40	100	(3,439)	(21)
Undistributed corporate expenses	1,899	2,835	6,078	6,500
Total operating expenses	$35,408	$37,135	$104,181	$104,939
Hotels revenue - continuing(1)	$35,888	$36,888	$91,847	$92,297
Direct margin (2)	$11,903	$10,745	$21,053	$19,742
Direct margin %	33.2%	29.1%	22.9%	21.4%
Franchise revenue	$2,066	$2,368	$8,044	$5,574
Direct margin (2)	$155	$506	$2,537	$400
Direct margin %	7.5%	21.4%	31.5%	7.2%
Entertainment revenue	$3,306	$1,623	$13,950	$6,774
Direct margin (2)	$214	$164	$2,004	$216
Direct margin %	6.5%	10.1%	14.4%	3.2%
Other revenue - continuing (1)	$14	$83	$64	$256
Direct margin (2)	$(59)	$(47)	$(173)	$(115)
Direct margin %	(421.4)%	(56.6)%	(270.3)%	(44.9)%
__________

(1)	Excludes operations classified as discontinued.

(2)	Revenues less direct operating expenses.

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

A breakdown of our comparable hotel operating expenses and direct margin for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

Comparable Hotel Operating Expenses From Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Hotel operating expenses from continuing operations	$23,985	$26,143	$70,794	$72,555
less: Hotel operating expenses from sold properties (1)	—	(2,629)	(3,855)	(7,964)
Comparable hotel operating expenses	$23,985	$23,514	$66,939	$64,591
Hotel revenue from continuing operations	35,888	36,888	$91,847	$92,297
less: Hotel revenue from sold properties (1)	—	(3,614)	(3,968)	(9,601)
Comparable hotel revenue	$35,888	$33,274	$87,879	$82,696
Hotel direct operating margin from continuing operations	11,903	10,745	$21,053	$19,742
less: Hotel direct operating margin from sold properties (1)	—	(985)	(113)	(1,637)
Comparable hotel direct margin	$11,903	$9,760	$20,940	$18,105
Comparable hotel direct margin %	33.2%	29.3%	23.8%	21.9%
__________

(1)	Sold properties are the Missoula, Pendleton, Yakima, Kelso, Kennewick and Canyon Springs properties.

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

Three months ended September 30, 2014 and 2013

Direct hotel expenses as reported were $24.0 million in the third quarter of 2014 compared to $26.1 million in the third quarter of 2013. On a comparable basis, direct hotel expenses were $24.0 million in the third quarter of 2014 compared to $23.5 million in the third quarter of 2013, representing a 2.0% increase. The increase was driven primarily by increased occupancy related costs, partially offset by lower costs due to changes in our loyalty program. On a comparable basis, the hotel segment had a direct margin of 33.2% in the third quarter of 2014 compared to 29.3% for the third quarter of 2013. The increase in margin was primarily driven by growth in our comparable ADR.

Direct expenses for the franchise segment in the third quarter of 2014 were flat at $1.9 million compared to the second quarter of 2013. Direct expenses for the entertainment segment in the third quarter of 2014 increased by $1.6 million compared to the third quarter of 2013 primarily due to an off-season production in the third quarter of 2014.

Depreciation and amortization expenses decreased $0.2 million in the third quarter of 2014 compared to the third quarter of 2013. The primary driver of the variance was the elimination of depreciation on the properties sold and classified as held for sale. See Note 5 of Condensed Notes to Consolidated Financial Statements.

Undistributed corporate expenses decreased by $0.9 million in the third quarter of 2014 compared to the third quarter of 2013 primarily due to executive separation costs incurred in 2013. Undistributed corporate expenses include general and administrative charges such as corporate payroll, stock compensation expense, director’s fees, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment, such as accounting, human resources and information technology, are distributed and included in direct expenses of the segments to which they are allocated.

Nine months ended September 30, 2014 and 2013

Direct hotel expenses as reported were $70.8 million in the first nine months of 2014 compared to $72.6 million in the first nine months of 2013. On a comparable basis, direct hotel expenses were $66.9 million in the first nine months of 2014 compared to $64.6 million in the first nine months of 2013, representing a 3.6% increase. The increase was driven primarily by increased payroll and occupancy related costs, partially offset by lower costs due to changes in our loyalty program. On a comparable basis, the hotel segment had a direct margin of 23.8% in the nine months of 2014 compared to 21.9% for the first nine months of 2013. The improvement in margin was primarily driven by the increase in ADR.

Direct expenses for the franchise segment in the first nine months of 2014 increased by $0.3 million to $5.5 million compared to the first nine months of 2013, primarily driven by franchise and corporate development expenses. Direct expenses for the entertainment segment in the first nine months of 2014 increased by $5.4 million compared to the first nine months of 2013 primarily due to triple the number of Broadway show dates in the first nine months of 2014 as compared to the first nine months of 2013.

Depreciation and amortization expenses decreased $0.9 million in the first nine months of 2014 compared to the first nine months of 2013. The primary driver of the variance was the elimination of depreciation on the properties sold and classified as held for sale. See Note 5 of Condensed Notes to Consolidated Financial Statements.

Hotel facility and land lease costs increased $0.2 million to $3.5 million in the first nine months of 2014 compared to the first nine months of 2013. Our lease costs increased following the sale of the Kalispell Mall property in the second quarter of 2013 due to a lease agreement that was entered into for the continued operation of the hotel at that location.

Undistributed corporate expenses decreased by $0.4 million in the first nine months of 2014 compared to the first nine months of 2013. The decrease primarily relates to executive separation costs and legal expenses incurred in 2013 that were not incurred in 2014. Undistributed corporate expenses include general and administrative charges such as corporate payroll, stock compensation expense, director’s fees, legal expenses, charitable contributions, director and officers insurance, bank service charges and outside accountants and various other consultants’ expense. We consider these expenses to be “undistributed” because the costs are not directly related to our business segments and therefore are not further distributed. However, costs that can be identified with a particular segment, such as accounting, human resources and information technology, are distributed and included in direct expenses of the segments to which they are allocated.

Income Taxes

During the third quarter of 2014, we reported no income tax expense from continuing operations compared to an income tax expense of $1.0 million from continuing operations during the third quarter of 2013. The difference is due to a valuation allowance recorded in the fourth quarter of 2013 to reduce our deferred tax assets to an amount that is more likely than not to be realized. In the third quarter 2014, we reversed some of this valuation allowance to offset the tax provision on the income for the quarter.

During the first nine months of 2014, we reported an income tax expense from continuing operations of $32,000 compared to an income tax benefit of $1.6 million from continuing operations during the first nine months of 2013. The difference is due to a valuation allowance recorded in the fourth quarter of 2013 to reduce our deferred tax assets to an amount that is more likely than not to be realized. During the first nine months of 2014, we reversed some of this valuation allowance to offset the tax provision on the income for the period.

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

Based on our current assessment of future taxable income, valuation allowances in the amount of $3.4 million and $5.9 million have been recorded as of September 30, 2014 and December 31, 2013, respectively, to reduce our deferred tax assets to amounts that are more likely than not to be realized.

At September 30, 2014 and December 31, 2013, we had federal gross operating loss carryforwards of approximately $20.9 million and $28.6 million, respectively; state gross operating loss carryforwards of approximately $17.6 million and $21.8 million, respectively; and tax credit carryforwards of approximately $4.7 million and $4.3 million, respectively. The federal operating loss carryforwards will expire beginning in 2033, and the state operating loss carryforwards will expire beginning in 2017; the tax credit carryforwards will begin to expire in 2024.

Liquidity and Capital Resources

As of September 30, 2014, we had total long term debt maturing within one year of $2.4 million. This was the current portion at that date of a $32.5 million term loan from Wells Fargo Bank, National Association ("Wells Fargo"), that matures on June 30, 2018. Excluding our assets held for sale, our current assets at September 30, 2014 exceeded our current liabilities, by $17.2 million.

At September 30, 2014 total outstanding debt was $63.0 million, net of discount. Included in that amount is $30.8 million of debentures due to Red Lion Hotels Capital Trust. Our average pre-tax interest rate on debt was 6.7% at September 30, 2014, of which 74.6% was fixed at an average rate of 7.9% and 25.4% was at an average variable rate of 3.4%.

Wells Fargo Credit Facility

In June 2013, we entered into a credit facility agreement with Wells Fargo to expand our existing credit facility. The credit facility balance at September 30, 2014 of $32.2 million represents outstanding principal of $32.5 million net of unamortized origination fees of $0.3 million. The facility also includes a revolving line of credit for up to $10.0 million.

Our obligations under the facility are (i) guaranteed by our subsidiaries Red Lion Hotels Limited Partnership, Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Holdings, Inc., (ii) secured by our accounts receivable and inventory, and (iii) further collateralized by 14 of our hotel properties located in Bellevue, Spokane, Olympia, Port Angeles, Richland, Pasco and Wenatchee, Washington; in Post Falls and Boise, Idaho; in Bend and Coos Bay, Oregon; in Eureka and Redding, California; and in Salt Lake City, Utah.

As discussed in Note 5 of Condensed Notes to Consolidated Financial Statements, in April and May 2014 we closed on the sale of the Yakima, Kennewick, Kelso and Canyon Springs properties, which were pledged as collateral on our credit facility. As required under the terms of the loan, we made principal payments of $8.9 million during the second quarter of 2014 from the proceeds of the sales.
As discussed in Notes 6 and 16 of Condensed Notes to Consolidated Financial Statements, in October 2014 we closed on the sale of the Pocatello property, which was pledged as collateral for our credit facility. As required under the terms of the loan, we made a principal payment of $1.4 million promptly following the sale.

As of September 2014, principal payments of $591,689 are required on the term loan on the last day of each calendar quarter or the first business day thereafter. If a property securing the facility is sold we will be required to make an additional principal payment on the term loan equal to the greater of (i) 50% of the net proceeds from the sale or (ii) 50% of the appraised market value of the property sold. If any such additional principal payment exceeds $1 million, the remaining principal balance amortization will be modified to reflect the additional payment. The term loan matures on June 29, 2018.

The facility requires us to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage, debt service, and loan coverage ratios. It also includes customary events of default. We were in compliance with these covenants at September 30, 2014.

We can access up to $10 million on the revolving line of credit until it expires on June 30, 2015. The revolving line of credit, which is subject to certain financial covenants, allows us to fund operating needs and may be limited based on a formula relating to the trailing twelve-month consolidated net income of the hotel properties collateralizing the facility. The revolving line of credit was not subject to limitation based on this calculation at September 30, 2014. At September 30, 2014 and as of the date of filing this Form 10-Q, $9.8 million on the revolving line of credit was available as we had $0.2 million in letters of credit and no outstanding borrowings.

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

Operating Activities

Net cash provided by operating activities during the first nine months of 2014 totaled $17.2 million, a $2.7 million increase from the first nine months of 2013. The primary drivers of the increase were the early termination fee for the Seattle Fifth Avenue franchise location as well as the profitability in the entertainment segment, partially offset by timing of accrued expenses.

Investing Activities

Net cash provided by investing activities totaled $9.2 million during the first nine months of 2014 compared to net cash provided by investing activities of $11.3 million during the first nine months of 2013. The primary driver of the variance was the higher collection of notes receivable in 2013.

Financing Activities

Net cash used in financing activities was $10.9 million during the first nine months of 2014, compared to $4.9 million cash used in financing activities in the first nine months of 2013. The primary driver of the variance was the cash received on the expansion of the credit facility in June 2013.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and estimated interest on debt, as of September 30, 2014 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt, excluding debentures(1)	$37,046	$3,705	$7,113	$26,228	$—
Operating and capital leases	23,126	4,479	7,389	2,299	8,959
Service agreements	825	275	550	—	—
Debentures due Red Lion
Hotels Capital Trust (1)	116,967	2,928	5,857	5,857	102,325
Total contractual obligations (2)	$177,964	$11,387	$20,909	$34,384	$111,284
__________

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)
With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.

We have leasehold interests at various hotel properties as well as our corporate headquarters located in Spokane, Washington. These leases require us to pay fixed monthly rent and have expiration dates of 2015 and beyond which are reflected in the table above. The table below summarizes the terms of the leases, including extension periods at our option, for our hotel properties as of September 30, 2014:

Property	Expiration date of lease	Extension periods
Red Lion River Inn	October 2018	Three renewal terms of five years each
Red Lion Hotel Seattle Airport	December 2024	One renewal term of five years
Red Lion Hotel Vancouver (at the Quay)	December 2015	None
Red Lion Anaheim	April 2016	18 renewal terms of five years each
Red Lion Hotel Kalispell	April 2028	Three renewal terms of five years each

In September 2014, we amended the lease for Red Lion Hotel Vancouver (at the Quay) to revise the lease term to December 31, 2015.  In addition, we have the right to terminate the lease after December 31, 2014 with a payment of $3.0 million.  If we have not previously terminated the lease, the lease will expire on December 31, 2015 with a required payment of $3.0 million.

Franchise Update

At September 30, 2014, the Red Lion Hotels and Red Lion Inn & Suites network included 31 hotels under franchise agreements, representing a total of 4,491 rooms and 230,772 square feet of meeting space. During the third quarter of 2014, the Red Lion Hotel Renton converted to the brand. In October 2014 we announced that we had signed franchise license agreements with owners of a hotel in Federal Way, Washington, which converted in October and a hotel in Detroit, Michigan, which is expected to convert to the Brand by the end of the year. Including these properties and the recently sold Pocatello property, we have signed a total of 12 franchise agreements so far in 2014.

Assets Held for Sale Update

As of September 30, 2014, we have listed for sale the Bellevue, Wenatchee and Pocatello properties. In October 2014, we closed on the sale of the Pocatello property for $3.0 million. See Notes 6, 8 and 16 of Condensed Notes to Consolidated Financial Statements for further discussion. Concurrent with the sale, we entered into a franchise agreement with the buyer.

Off-balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from outstanding debt. As of September 30, 2014, our outstanding debt, including current maturities and excluding unamortized origination fees, was $63.4 million.

At September 30, 2014, $30.8 million of our outstanding debt was subject to currently fixed interest rates and was not exposed to market risk from rate changes. In addition, $16.5 million of the $32.5 million outstanding on the variable rate term loan is subject to an interest rate swap, which effectively fixes its interest rate at 4.88%. The remaining $16.0 million outstanding under the term loan remains subject to variable rates, currently set at 3.4%. We can access up to $10 million on our current revolving line of credit, a portion of which supports outstanding letters of credit. The revolving line of credit, which is subject to certain financial covenants, allows us to fund operating needs and may be limited based on a formula relating to the trailing twelve-month consolidated net income of the hotel properties collateralizing the facility. As of September 30, 2014, $9.8 million on the revolving line of credit was available as we had $0.2 million in letters of credit.

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

In June 2013, we entered into an $18.0 million notional amount swap agreement that exchanges a variable interest rate based upon LIBOR for a 4.88% fixed rate of interest over the term of the agreement. This swap matures on June 29, 2018. We designated this swap as a cash flow hedge of the interest rate risk attributable to projected variable interest payments at its inception and through June 30, 2014, at which time we de-designated the contract as a hedge. Beginning in the third quarter of 2014, the loss recognized in accumulated other comprehensive income ("AOCI") prior to de-designation is amortized to operating interest expense over the remaining life of the swap, or June 2018. Beginning in the third quarter of 2014, the gains and losses in the fair value of the swap are recorded as interest expense on the consolidated statements of comprehensive income (loss). At September 30, 2014, the valuation of the interest rate swap resulted in the recognition of a swap liability totaling $0.2 million, which is included in other accrued expenses on the balance sheet.

The below table summarizes our debt obligations at September 30, 2014 on our consolidated balance sheet (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Debt, excluding debentures	$592	$2,367	$2,367	$2,367	$24,850	$—	$32,543	$32,694
Average interest rate							4.2%
Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$31,460
Average interest rate							9.5%

Item 4.	Controls and Procedures

Effective October 29, 2014, James Bell was appointed as our Executive Vice President, Chief Financial Officer, and Julie Shiflett became our Executive Vice President of Finance.  Ms. Shiflett continues to function as our principal financial officer, but it is expected that Mr. Bell will assume that responsibility in the near future.

As of September 30, 2014, we carried out an evaluation under the supervision and with the participation of our management, including Gregory Mount, as our principal executive officer (“CEO”), and Ms. Shiflett, as our principal financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the first nine months of 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Red Lion Hotels Corporation
Registrant

Signature		Title	Date

By:	/s/ Gregory T. Mount	President and Chief Executive Officer (Principal Executive Officer)	November 6, 2014
Gregory T. Mount

By:	/s/ Julie Shiflett	Executive Vice President of Finance (Principal Financial Officer, Principal Accounting Officer)	November 6, 2014
Julie Shiflett