Form 10-K
period 2014-12-31
Red Lion Hotels CORP
filed 2015-02-27
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock as of June 30, 2014 was $108.5 million, of which 70.88% or $76.9 million was held by non-affiliates as of that date. As of February 23, 2015, there were 19,915,343 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the registrant's 2014 fiscal year, are incorporated by reference herein in Part III.

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

In this report, "we," "us," "our," "our company," "the Company" and "RLHC" refer to Red Lion Hotels Corporation and, as the context requires, all of its subsidiaries, including Red Lion Hotels Holdings, Inc., Red Lion Hotels Franchising, Inc. and Red Lion Hotels Limited Partnership, all of which are wholly owned, and RL Venture LLC, in which it holds a 55% member interest. "Red Lion" refers to the Red Lion Brands described below. The terms "the network", "system-wide hotels" or "network of hotels" refer to our entire group of owned, leased and franchised hotels.

Item 1.	Business

Introduction

We are a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the management, franchising and ownership of hotels under our proprietary brands, including Hotel RL, Red Lion Hotels, Red Lion Inns & Suites and Leo Hotel Collection (the “Red Lion Brands”). The Red Lion Brands represent upscale and midscale full and select service hotels.

Our company was incorporated in the state of Washington in April 1978, and until 1999 operated hotels under various brand names including Cavanaughs Hotels and WestCoast Hotels, Inc. All of our hotels currently operate under the Red Lion Brands.

Our brands offer a unique local spin on the expected travel experience in an environment that allows customers to feel welcome and at home. Our properties strive to highlight friendly service and reflect the local flair of their markets. Our focus is to anticipate guest needs and pleasantly surprise them with our distinctive Pacific Northwest-inspired customer service. Warm and authentic, our commitment to customer service includes a focus on delivering the guest locally inspired, friendly and personalized signature moments. This is intended to position each of our hotels as an advocate to our traveling guests, creating brand relevance and loyalty, differentiating us from our competition.

In October 2014, we launched a new brand, Hotel RL. This upscale lifestyle brand is a full-service, conversion brand targeted for the top 80 U.S. urban markets that is inspired by the spirit of the Pacific Northwest and designed for consumers with a millennial mindset. Our company recently announced the first addition to Hotel RL at the Inner Harbor of Baltimore, currently under renovation and expected to open in summer 2015. We also recently announced that three of our existing hotels located in Salt Lake City, Utah, and in Olympia and Spokane, Washington will convert to the Hotel RL brand; the conversions are expected to be completed throughout 2015.

In addition to our core brands, the Leo Hotel Collection is a soft branding option for properties to gain access to the Red Lion platform.

A summary of our properties as of December 31, 2014 is provided below:

		Total	Meeting
		Available	Space
	Hotels	Rooms	(sq. ft.)

Red Lion company operated hotels	19	3,887	177,250
Red Lion franchised hotels	34	4,677	244,072
Leo Hotel Collection	2	3,256	241,000
Total	55	11,820	662,322

Operations

We operate in three reportable segments:
The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our company operated hotels. As of December 31, 2014, we operated 19 hotels, 14 of which are wholly-owned and five of which are leased. During 2014 our hotel segment accounted for approximately 81.5% of total revenues.
The franchise segment is engaged primarily in licensing the Red Lion Brands to franchisees. This segment generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners in exchange for the use of our brands and access to our central services programs. These programs include our reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards. As of December 31, 2014, we had 36 franchised hotels with 34 under the Red Lion brand and two hotels under the Leo Hotel Collection brand. During 2014 our franchise segment accounted for approximately 6.6% of total revenues.
The entertainment segment derives revenues from promotion and presentation of entertainment productions under the trade name WestCoast Entertainment, and from ticketing services under the trade name TicketsWest. The ticketing service business offers ticketing inventory management systems, call center services, and outlet/electronic channel distribution for event locations. During 2014 our entertainment segment accounted for approximately 11.8% of total revenues.
Our remaining activities, none of which constitutes a reportable segment, have been aggregated into "other".
A summary of our reporting segment revenues from continuing operations is provided below (in thousands, except for percentages). For further information regarding our business segments, see Note 3 of Notes to Consolidated Financial Statements.

	Year ended December 31,
	2014		2013		2012
Hotel	$118,616	81.5%	$120,391	87.6%	$131,112	89.9%
Franchise	9,618	6.6%	7,136	5.2%	5,177	3.5%
Entertainment	17,115	11.8%	9,439	6.9%	9,165	6.3%
Other	77	0.1%	341	0.3%	442	0.3%
Total Revenue	$145,426	100.0%	$137,307	100.0%	$145,896	100.0%

Revenue per available room ("RevPAR") for company operated hotels on a comparable basis from continuing operations increased 6.9% in 2014 from 2013 primarily due to both a 3.3% increase in average daily rate ("ADR") and a 220 basis point increase in occupancy. Systemwide RevPAR on a comparable basis from continuing operations increased 6.0% year-over-year primarily due to a 3.4% increase in ADR and a 150 basis point increase in occupancy. Average occupancy, ADR and RevPAR statistics for comparable hotels from continuing operations are provided below:

	2014			2013
	Average Occupancy	ADR	RevPAR	Average Occupancy	ADR	RevPAR
Company operated hotels	66.6%	$91.26	$60.80	64.4%	$88.35	$56.87
Franchised hotels	51.4%	$82.30	$42.33	50.9%	$79.54	$40.52
Total systemwide (1)	59.6%	$87.68	$52.26	58.1%	$84.77	$49.29

Change from prior comparative periods:

	2014 vs. 2013
	Average Occupancy		ADR	RevPAR
Company operated hotels	220	bps	3.3%	6.9%
Franchised hotels	50	bps	3.5%	4.5%
Total systemwide (1)	150	bps	3.4%	6.0%

(1) Includes all hotels owned, leased, under management contract and franchised, and excludes hotels classified as discontinued operations. This also excludes the two properties under the Leo Hotel Collection brand. The Missoula, Pendleton, Yakima, Kennewick, Kelso, Canyon Springs and Pocatello properties have been excluded from the owned and leased hotel statistics and included in the franchise statistics as we sold those previously owned properties during 2014 and 2013 and maintained franchise agreements on those properties.
Average occupancy, ADR and RevPAR, as defined below, are widely used in the hospitality industry and appear throughout this document as important measures in discussing our operating performance.

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

•
Comparable hotels are hotels owned, leased, under management contract or franchised by us and in operation throughout each of the full periods presented, excluding hotels classified as discontinued operations.

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

Company Strategy

Our strategy is to grow our brands and profitability by expanding our hotel network with additional franchised hotels, managing the operations of hotels partially owned by us through joint venture or sliver equity participation, and managing operations of hotels with which we contract to perform management services.

We believe franchising and management represents a profitable, non-capital intensive growth opportunity. Our strategy is to identify larger urban metropolitan statistical areas (MSAs) that are saturated by larger brands in order to become the conversion brand of choice for owners of established hotels looking for alternatives in those markets. By segmenting our brands with clear distinctions between each offering, we are uniquely positioned to provide an appealing alternative for a variety of owners. We believe our strong brand name recognition in the Western U.S. markets provides us with an opportunity to expand our hotel network within our existing footprint. The Midwest, South and East Coast markets also provide us with opportunity to expand our hotel network into markets across North America as our brands will be a unique and new value proposition for current and potential hotel owners in markets saturated by competitor brands. To assist in our ability to grow our hotel network in larger metropolitan cities, we may consider special incentives, management contracting services, sliver equity, joint venture opportunities with hotel owners and investors or adding additional brand options. In addition to conversion from other brands, independently branded hotel operations may also benefit from the RLHC central services programs. For all properties, we strive to provide hotel owners leading distribution technology and sales support as part of our brand support programs.

We believe that additional growth in our hotel network in larger metropolitan cities will come from hotel acquisitions where we contribute partial equity or participate in equity ownership opportunities in joint ventures with hotel owners and investors. Equity investment in hotels new to our system is an opportunity for us to redeploy capital generated from sales of hotels into improvement and expansion of our hotel network in major cities. Further growth opportunities may come from the expansion of our brand offerings. In October 2014, we launched a new upscale hotel brand, Hotel RL. This new hotel product is intended to be flexible enough to allow adaptive reuse projects, conversions and new builds while giving owners a more free-form approach to adapt the hotel to their unique markets and locations. The new flat fee structure is a true differentiator in this segment, which provides a predictable cost structure for our franchisees with the opportunity to leverage a greater proportion of their top-line growth to superior hotel performance. In December 2014, we announced the acquisition of an adaptive reuse property located at Baltimore's Inner Harbor in Maryland. Currently under renovation, the 130-room hotel is expected to open in summer 2015 as the company's first Hotel RL.

In January 2015, we announced that we had completed a comprehensive transaction to accelerate the execution of our national growth strategy. Key components included the transfer of 12 of our wholly owned hotels to RL Venture LLC, a newly created entity that was initially wholly owned by us, the sale to an unrelated third party of a 45 percent member interest in that entity, and the concurrent refinancing of all of our secured debt. Three of the hotels will be renovated and converted to the recently announced lifestyle, three-star Hotel RL brand. The remaining nine Red Lion Hotels and Red Lion Inn & Suites will also undergo comprehensive renovations. All 12 hotels will continue to be managed by RLHC's wholly owned subsidiary, Red Lion Hotels Management, Inc., under an initial five-year management contract, with three five-year extensions.

To further support the market repositioning of our Red Lion Brands and improve our financial performance, throughout 2014 and the beginning of 2015, we sold seven non-strategic hotel assets. Proceeds from the sales of these assets have provided additional capital for debt reduction and support of the growth initiatives for our hotel network.

We are also investing in sales and marketing talent and technology to improve our ability to manage the various channels which drive occupancy and average daily rate at our hotels, including transient, group and preferred corporate business. We have implemented a new guest management ecosystem, RevPak, which includes a number of industry revenue generation systems fully integrated to provide comprehensive information by integrating information on customer acquisition, customer management and customer retention. This suite of products will deliver dynamic and personalized communications and promotions tailored to individual guest travel needs and habits.

Our focus on improving e-commerce revenue generation includes ongoing updates and improvements to our RedLion.com website and improved and targeted digital marketing utilizing information generated through our RevPak reservation and distribution system.

Employees

As of December 31, 2014, we employed 1,622 people on a full-time or part-time basis, with 1,477 directly related to hotel operations. We also had 110 employees in other operating segments, primarily within our entertainment segment, and 35 employees in our corporate office. Our total number of employees fluctuates seasonally, and we employ many part-time employees.

At December 31, 2014, approximately 11.0% of our total workforce was covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and organized settlement of labor disputes. We believe our employee relations are satisfactory.

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

We are subject to various risks, including those set forth below, that could have a negative effect on our financial condition and could cause results to differ materially from those expressed in forward-looking statements contained in this report or other RLHC communications.

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

•	Extended periods of low occupancy demand, which may negatively impact our ability to increase rates;

•	Changes in travel patterns, extreme weather conditions and cancellation of or changes in events scheduled to occur in our markets;

•	The attractiveness of our hotels to consumers and competition from other hotels and lodging alternatives such as Airbnb;

•	The significant investment in hotel maintenance and renovation needed due to the last six to seven years of reduced capital expenditure levels;

•	The need to periodically repair and renovate the hotels in our hotel network, including the ongoing need to refresh hotels to meet current industry standards and guest expectations;

•	Insufficient available capital to us or our franchise hotel owners to fund renovations and investments needed to maintain our competitive position;

•	The quality and performance of the employees of the hotels in our network;

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

•	Existing and potential new regulations relating to the preparation and sale of food and beverages, liquor service and health and safety of premises;

•	Impact of war, actual or threatened terrorist attacks, heightened security measures and other national, regional or international political and geopolitical conditions;

•	Travelers' fears of exposure to contagious diseases or foodborne illness;

•	The impact of internet intermediaries and competitor pricing;

•	New supply or oversupply of hotel rooms in markets in which we operate;

•	Restrictive changes in zoning and similar land use laws and regulations, or in health, safety and environmental laws, rules and regulations;

•
Recently enacted, pending and possible future requirements to make substantial modifications to our hotels to comply with the Americans with Disabilities Act of 1990 or other governmental or regulatory requirements;

•
The financial condition of third-party property owners and franchisees, which may impact their ability to fund renovations and meet their financial obligations to us as required under management and franchise agreements;

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

Of the 55 hotels in our system at December 31, 2014, 35 are located in Oregon, Washington, Idaho and Montana. Accordingly, our results of operations and financial condition may be impacted by the economy of the Pacific Northwest, which is dependent in large part on a limited number of major industries, including agriculture, tourism, technology, timber and aerospace. These industries may be affected by:

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

We are continuing to pursue the expansion of our franchise operations in markets where we currently operate and in selected new markets. We are also pursuing expansion of our Red Lion Brands into targeted segments. Both owned and franchised hotels will be able to carry the Hotel RL, Red Lion Hotel or Red Lion Inns & Suites brand. We may consider adding additional brand options in the future.

As of December 31, 2014, we did not manage any hotels in our system that we did not own or lease. However, subsequent to December 31, 2014, we completed a joint venture transaction and a separate sale of our Bellevue property, both of which include management contracts. Additionally, in the past we have managed many hotels that were owned by third parties and operated under the Red Lion brand. Going forward we plan going forward to seek to increase the number of hotels that we manage for third parties in order to expand our hotel network. Management of non-owned hotels also allows us to take advantage of economies of scale with our infrastructure.

The growth of our franchise business and the management of non-owned hotels will both require considerable management time, as well as expenses for market development before any significant revenues and earnings are generated. There can be no assurance that we will be successful in achieving our objectives with respect to growing the number of franchised and managed hotels in our system or that we will be able to attract qualified franchisees or hotel owners wanting to delegate responsibility for hotel management.

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

•	Our ability to attract and retain qualified franchisees and hotel owners who want us to operate their hotels under one or more of our brands;

•	The recognition in the market and the reputation of the Red Lion Brands;

•	Access to financial resources necessary to open or rebrand hotels;

•
The ability of the owners of franchised and managed hotels to open and operate additional hotels profitably. Factors affecting the opening of new hotels, or the conversion of existing hotels to Red Lion Brands, include among others:

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

Joint venture and other acquisition arrangements may not prove successful and could result in operating difficulties and failure to realize anticipated benefits.

In January 2015, we transferred 12 of our owned hotels to a joint venture in which we now hold a 55% interest. We may in the future acquire interests in other properties through joint venture arrangements with other entities. In addition, we may enter into other non-property investment joint ventures through other divisions such as our entertainment division or for marketing or other services. Partnerships, joint ventures and other business structures involving our co-investment with third parties generally include some form of shared control over the operations of the business and create additional risks. Some of these acquisitions may be financed in whole or in part by loans under which we are jointly and severally liable for the entire loan amount along with the other joint venture partners. The terms of these joint venture arrangements may be more favorable to the other party or parties than to us. Although we will actively seek to minimize such risks before investing in partnerships, joint ventures or similar structures, investing in a property through such arrangements may subject that investment to risks not present with a wholly owned property, including, among others, the following:

•	The other owner(s) of the investment might become bankrupt;

•	The other owner(s) may have economic or business interests or goals that are inconsistent with ours;

•	The other owner(s) may be unable to make required payments or meet guarantor obligations on loans under which we are jointly and severally liable;

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

If our franchise or management contracts terminate or fail to renew, if new franchisees are unable to effectively integrate their hotels into our system, or if franchisees or owners are unprofitable or go out of business, our franchise or management fee revenue will decline.

As of December 31, 2014, there were 36 hotels in our system that were owned by others and operated under franchise agreements. Franchise agreements generally specify a fixed term and contain an early termination provision for the franchisee to terminate at specific intervals or for specific reasons with or without penalty by providing notice to us. There is no assurance that these agreements will be renewed, or that they will not be terminated prior to the end of their respective terms.

Subsequent to December 31, 2014, we entered into management contracts for each of the 12 hotels in our joint venture portfolio as well as our previously owned hotel in Bellevue, WA. These agreements generally specify a fixed term as well as management responsibilities defined by certain terms and conditions. Our failure to meet the obligations within these agreements could trigger early termination. Additionally, there is no assurance that these agreements will be renewed, or that they will not be terminated prior to the end of their respective terms for other reasons.

If owners of hotels that we manage or franchise cannot repay or refinance mortgage loans secured by their properties, our revenues and profits could decrease and our business could be harmed.

The owners of many of our managed and franchised properties have pledged their hotels as collateral for mortgage loans that they entered into when those properties were purchased or refinanced. If those owners cannot repay or refinance maturing indebtedness on favorable terms or at all, the lenders could declare a default, accelerate the related debt, and repossess the property. Such sales or repossessions could, in some cases, result in the termination of our management or franchise agreements and eliminate our anticipated income and cash flows, which could negatively affect our results of operations.

Failure of the joint venture owners to comply with debt covenants could adversely affect our financial results or condition.

In January 2015, we transferred 12 of our owned hotels to RL Venture LLC (“RL Venture”), a joint venture in which we hold a 55% equity interest. We continue to manage these hotels under a management agreement that has an initial five-year term with three five-year extensions. In connection with that transaction, the joint venture borrowed $53.8 million, which is secured by the 12 hotels. The credit agreement for this loan contains customary affirmative and negative covenants. There is no assurance that the joint venture will be able to comply with these covenants in the future. Any failure to do so could result in a demand for immediate repayment of the loan, which could result in one or more of these hotels being foreclosed upon and otherwise adversely affect our results of operation and financial condition, and limit our ability to obtain financing. For additional information, see Note 18 of Notes to Consolidated Financial Statements.

General economic conditions continue to negatively impact our results and liquidity.

Many businesses, including RLHC, have been adversely affected by the state of the economy. Discretionary travel has decreased because of economic pressures, and this in turn has hurt the hospitality industry and our company. Over the last several years, high unemployment, lower family income, low corporate earnings, lower business investments and lower consumer and government spending all have reduced the demand for hotel rooms and related lodging services and put pressure on industry room rates and occupancy. Although the economy appears to be gradually improving, we still expect the operations of hotels in our network and financial results in 2015 will continue to be negatively impacted by general economic conditions, and weak hospitality occupancy and rates. These factors could also negatively impact our ability to obtain future financing and our liquidity in general. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital and debt service for the foreseeable future, if our cash flow or capital resources prove inadequate or we do not meet our financial debt covenants, we could potentially face liquidity problems that could have a material adverse effect on our results of operations and financial condition.

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

The expenses of owning and operating a hotel are not necessarily reduced when circumstances such as market factors and competition cause a reduction in its revenues. Accordingly, a decrease in our revenues could result in a disproportionately higher decrease in our earnings because our expenses are unlikely to decrease proportionately. In addition, we have recently been investing in sales and marketing, technology, franchising and personnel resources in an effort to position our company for future growth. These investments may not produce the returns we anticipate or the returns may take longer to achieve than expected.

We reported net losses from continuing operations from 2008 through 2013 and, although we had a net profit in 2014, there is no assurance that we will remain profitable in the future.

During the years 2008 through 2013, we reported net losses from continuing operations. Not only did these losses have a direct adverse effect on our financial condition, they also increased our costs of borrowing. Although we had a net profit in 2014, the long prior history of net losses could impair our ability to raise capital needed for hotel maintenance and other corporate purposes. There is no assurance that we will be able to continue to achieve profitability in the future.

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

Over the last six to seven years, our levels of capital expenditures for these purposes have been lower than normal due to the general economic conditions impacting our industry. As a result, in order to support the room rates that we have historically charged, we believe it will be necessary over the next few years to invest in renovations at higher levels than in recent years. If we are unable to make these investments, we may be required to reduce rates, or suffer lower occupancy, which could cause our hotels to be classified in a lower scale category and have a material adverse effect on the Red Lion Brand and our business in general. There are likely to be similar adverse effects if our franchisees are unable to make comparable investments in their properties.

Hotel maintenance, hotel acquisitions and new project development are subject to a number of risks, including:

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

If we raise capital through issuance of additional common stock, preferred stock or convertible debt, current shareholders may experience significant dilution. Moreover, there is no assurance that we could raise money through equity issuances.

If additional capital is obtained through financing, our leverage may increase. If our leverage increases, the resulting debt service could adversely affect our operating cash flow. Our continuing indebtedness could increase our vulnerability to general economic and lodging industry conditions, including increases in interest rates.

Any unanticipated delays or expenses incurred in connection with hotel maintenance and renovation, hotel acquisitions and new project development could impact expected revenues and availability of funds, negatively affect our reputation among hotel customers, owners and franchisees and otherwise adversely impact our results of operations and financial condition, including the carrying costs of our assets.

We may incur indebtedness in connection with capital expenditures, other corporate purposes or growth of our system of hotels.

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

Our central reservation system includes a third-party operated call center that enables guests to make reservations on a 24/7 basis. Poor performance by the third party provider, disputes with the third party provider, increased costs of the call center or our inability to renew or extend our agreement with the third party on favorable terms could adversely impact the hotel operations and our expenses as well as those of our franchised and managed hotels.

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

The success of our business depends in part upon our continued ability to use our trademarks, increase brand awareness and further develop our brands. We have registered with the U.S. Patent and Trademark Office various formulations of certain trademarks, including the following: Red Lion, Hotel RL, Leo Hotel Collection, WestCoast, Cavanaughs, Stay Comfortable, TicketsWest and Cascadia Soapery. We have also registered various formulations of the Red Lion trademark in Canada, Mexico, Australia, the European Union and a number of countries in Asia. We cannot be assured that the measures we have taken to protect our trademarks will be adequate to prevent imitation of our trademarks by others. The unauthorized reproduction of our trademarks could diminish the value of our brands and their market acceptance, competitive advantages or goodwill, which could adversely affect our business.

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

At the end of 2014 and 2013, our recorded goodwill amount was $8.5 million at the end of each year, and other intangible assets totaled $7.0 million at the end of each year. Market conditions in the future could adversely impact the fair value of one or more of our hotel, franchise and entertainment reporting units, which could result in future impairments of their goodwill, intangibles and other long-lived assets.

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

In accordance with the guidance for the impairment of long-lived assets, if the expected undiscounted future cash flows are less than net book value, the excess of net book value over estimated fair value of the assets is charged to current earnings. As discussed further in Note 4 of Notes to Consolidated Financial Statements, during the year ended December 31, 2013, assets, including assets that were held for sale were written down to their estimated fair value, resulting in pre-tax impairment charges of $7.8 million. During the year ended December 31, 2012, assets that were held for sale were written down to their estimated fair value, resulting in pre-tax impairment charges of $9.4 million. There were no impairment charges in 2014. Changes in our estimates and assumptions as they relate to valuation of goodwill, intangibles and other long-lived assets could affect, potentially materially, our financial condition or results of operations in the future.

Our new programs and new brands may not be successful.

We cannot assure you that our recently announced programs and brands, such as RevPak and Hotel RL, or any other new programs or brands we may launch in the future will be accepted by hotel owners, potential franchisees, or the traveling public or other customers. We also cannot be certain that we will recover the costs we incurred in developing or acquiring the brands or any new programs or brands, or that the brands or any new programs will be successful.

Certain of our shareholders, including our largest shareholder which currently owns more than 28% of our stock, and recently separately invested in our joint venture partner entity, have in the past encouraged us to sell our company. These or other shareholders may seek to impact our corporate policy and strategy, and their interests may differ from those of other shareholders. In addition, given the amount of stock held by our largest shareholder, we would likely need its approval in order to undertake any sale or other disposition of all or substantially all of our assets. If any of our larger shareholders or any group of shareholders decided to sell their shares, this would likely result in a significant decline in the trading price of our common stock.

As of January 21, 2015, Columbia Pacific Opportunity Fund, L.P. ("Columbia Pacific") held approximately 28% of our outstanding shares of common stock. In addition, in January 2015, Columbia Pacific Real Estate Fund II, L.P., an affiliate of Columbia Pacific, invested in the entity that we partnered with to complete our joint venture transaction. In June of 2008, Columbia Pacific filed a Schedule 13D with the SEC disclosing that it had communicated to us that it believed we would be better able to maximize shareholder value through a liquidation or sale. It has subsequently filed numerous amendments to the Schedule 13D disclosing additional communications with our company. An amendment filed by Columbia Pacific on February 28, 2012 included a copy of a letter to our board of directors encouraging us to sell our company in its entirety or in parts. A number of other significant shareholders have also expressed to us similar sentiments.

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

In 2014 we hired new chief executive, chief financial and chief marketing officers. We may in the future hire additional officers and key employees. To be properly integrated into our company, new executives and employees must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. As a result, the integration of new personnel may result in some disruption to our ongoing operations. If we fail to successfully complete this integration, our business and financial results may suffer.

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

Our entertainment division, which comprised 11.8% of our revenues from continuing operations in 2014, engages in event ticketing and the presentation of various entertainment productions. Our entertainment division is vulnerable to risks associated with general regional and economic conditions, significant competition and changing consumer trends, among others. The overall economy in the markets we serve has impacted the ticketing division through lower demand for concerts, events and sporting activities. Also, we face the risk that entertainment productions will not tour the regions in which we operate or that the productions will not choose us as a presenter or promoter.

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

Real estate investments are relatively illiquid, and therefore we and RL Venture have a limited ability to promptly sell one or more hotels in response to changing economic, financial or investment conditions is limited. The real estate market, including the market for hotels, is affected by general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. In addition, it may be difficult or impossible to convert hotels to alternative uses if they become unprofitable due to competition, age of improvements, decreased demand or other factors. The conversion of a hotel to an alternative use would also generally require substantial capital expenditures. This inability to respond promptly to changes in the performance of our hotels could adversely affect our financial condition and results of operations as well as our ability to service debt, including our debentures. In addition, sales of appreciated real property could generate material adverse tax consequences, which may make it disadvantageous for us to sell certain of our hotels.

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

Our financial and operating performance may be adversely affected by acts of God, such as natural disasters, particularly in locations where our properties are located. Our properties are generally covered by comprehensive liability, public area liability, fire, boiler and machinery, extended coverage and rental loss insurance. However, certain types of catastrophic losses, such as those from earthquake, volcanic activity, flood, terrorism and environmental hazards, may exceed or not be covered by the insurance. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. Similarly, threatened or actual terrorist activity, war, epidemics, travel-related accidents, geopolitical uncertainty, international conflict and similar events that impact domestic and international travel have caused in the past, and may cause in the future, our results to differ materially from anticipated results. In addition, depending on the severity, a major incident or crisis may prevent operational continuity at hotels in our network and consequently impact the value of our brand or the reputation of our business.

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

We have reported the subsurface information for the Pasco property to the Washington State Department of Ecology (“DOE”) under its Voluntary Clean-up Program (“VCP”). The contamination does not appear to be an immediate threat to human health or the environment, and the groundwater does not appear to be threatened. In addition, the soil is capped with asphalt, which limits the exposure to humans or biota from petroleum vapors and reduces the risk of direct contact with contaminated soil. Therefore, we have requested a NFA designation from the DOE. Further, subsequent evaluation of the test results revealed a “false positive” indicating there was no indication of weathered petroleum hydrocarbon contaminants in soil. Based on this finding, we expect to receive a final NFA designation for the DOE in 2015.

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

On January 21, 2015 the DOE denied our request for a NFA designation, until further analysis is performed. Depending on the results of further analysis we may have some requirement to perform clean-up of the affected area.

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

In addition, in recent years there has been increasing activity by patent holding companies (so-called patent "trolls") that do not use technology but whose sole business is to enforce patents for monetary gain against companies in a wide variety of businesses and industries. These efforts typically involve proposing licenses in exchange for a substantial sum of money and may also include the threat or actual initiation of litigation for that purpose. Any such litigation can be quite costly to defend, even if infringement is unsubstantiated or speculative. We have been threatened with one such claim and two claims have actually been filed against us. Each claim is related to separate technology, but we believe that each such technology is non-proprietary. Both claims have been resolved. If we are ultimately found to have violated a patent, our operations could be negatively impacted and/or we might be subject to substantial financial penalties, licensing fees and attorneys' fees. It is not possible to predict the potential impact on our business and operations of any future claims of this type that may be asserted against us.

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

Under the Red Lion Brands as of December 31, 2014, we owned 14 hotels, leased five, and had franchise arrangements with 36 hotels owned and operated by third parties. To support our owned, leased and franchised hotels, we provide all the services typical in our industry: marketing, sales, advertising, frequency program, revenue management, procurement, quality assurance, education and training, design and construction management. We maintain a central reservation call center with links to various travel agent global distribution systems and electronic distribution channels on the internet, including our branded website. The table below reflects our hotel properties and locations, total available rooms per hotel, as well as meeting space availability, as of December 31, 2014.

		Total	Meeting
		Available	Space
Property	Location	Rooms	(sq. ft.)
Company operated properties
Red Lion Hotel Eureka(1)	Eureka, California	175	4,890
Red Lion Hotel Redding(1)	Redding, California	192	6,800
Red Lion Hotel Boise Downtowner(1)	Boise, Idaho	182	8,600
Red Lion Templin’s Hotel on the River(1)	Post Falls, Idaho	163	11,000
Red Lion Hotel Bend (1)	Bend, Oregon	75	2,000
Red Lion Hotel Coos Bay(1)	Coos Bay, Oregon	144	5,000
Red Lion Hotel Salt Lake Downtown(1)	Salt Lake City, Utah	393	12,000
Red Lion Hotel Olympia(1)	Olympia, Washington	192	16,500
Red Lion Hotel Pasco(1)	Pasco, Washington	279	17,240
Red Lion Hotel Port Angeles(1)	Port Angeles, Washington	186	3,010
Red Lion Hotel Richland Hanford House(1)	Richland, Washington	149	9,247
Red Lion Bellevue(2)	Bellevue, Washington	181	5,700
Red Lion Hotel at the Park(1)	Spokane, Washington	400	30,000
Red Lion Hotel Wenatchee(2)	Wenatchee, Washington	149	7,678
Red Lion Anaheim	Anaheim, California	308	5,000
Red Lion Hotel Kalispell	Kalispell, Montana	170	10,500
Red Lion River Inn	Spokane, Washington	245	2,800
Red Lion Hotel Seattle Airport	Seattle, Washington	144	4,500
Red Lion Hotel Vancouver (at the Quay)	Vancouver, Washington	160	14,785
Company operated properties (19 properties)		3,887	177,250

		Total	Meeting
		Available	Space
Property	Location	Rooms	(sq. ft.)
Franchised properties
Red Lion Inn & Suites Victoria	Victoria, BC Canada	85	450
Red Lion Inn & Suites Phoenix/Tempe - ASU	Tempe, Arizona	118	1,300
Red Lion Inn & Suites Tucson	Tucson, Arizona	155	1,600
Red Lion Inn & Suites Cathedral City	Cathedral City, California	97	750
Red Lion Hotel Oakland International Airport	Oakland, California	189	4,400
Red Lion Hotel Woodlake Conference Center Sacramento	Sacramento, California	306	60,000
Red Lion Hotel Ontario Airport	Ontario, California	107	687
Red Lion Inn & Suites Perris	Perris, California	105	—
Red Lion Inn & Suites Denver Airport	Denver, Colorado	87	—
Red Lion Inn & Suites Fort Collins	Fort Collins, Colorado	63	—
Red Lion Hotel Lewiston	Lewiston, Idaho	183	12,259
Red Lion Hotel Pocatello(3)	Pocatello, Idaho	150	13,000
Red Lion Hotel Canyon Springs	Twin Falls, Idaho	112	5,085
Red Lion Inn & Suites Detroit	Detroit, Michigan	77	—
Red Lion Colonial Hotel	Helena, Montana	149	15,500
Red Lion Inn Missoula	Missoula, Montana	76	640
Red Lion Hotel Farmington	Farmington, New Mexico	192	10,000
Red Lion Hotel Gallup	Gallup, New Mexico	126	9,000
Red Lion Hotel Grants	Grants, New Mexico	126	9,000
Red Lion Hotel & Casino Elko	Elko, Nevada	222	3,000
Red Lion Inn & Suites McMinnville	McMinnville, Oregon	67	1,312
Red Lion Hotel Portland Airport	Portland, Oregon	136	3,000
Red Lion Hotel Salem	Salem, Oregon	148	10,000
Red Lion Hotel on the River — Jantzen Beach	Portland, Oregon	318	35,000
Red Lion Hotel Pendleton	Pendleton, Oregon	170	9,769
Red Lion Hotel Tacoma	Tacoma, Washington	119	750
Red Lion Hotel Renton	Renton, Washington	224	7,000
Red Lion Inn & Suites Federal Way	Federal Way, Washington	90	300
Red Lion Hotel & Conference Center Kelso/Longview(3)	Kelso, Washington	161	8,670
Red Lion Hotel Columbia Center(3)	Kennewick, Washington	162	9,700
Red Lion Inn & Suites Kennewick	Kennewick, Washington	61	300
Red Lion Inn & Suites Kent	Kent, Washington	60	600
Red Lion Inn & Suites Walla Walla	Walla Walla, Washington	80	—
Red Lion Hotel Yakima Center(3)	Yakima, Washington	156	11,000
Las Vegas Hotel and Casino - LVH(4)	Las Vegas, Nevada	2,956	220,000
The Riverside Hotel - Boise(4)	Boise, Idaho	300	21,000
Franchised properties (36 properties)		7,933	485,072
Total — All properties (55 properties)		11,820	662,322
__________
(1) In January 2015 we transferred these hotels to RL Venture LLC and then sold an unrelated third party a 45 percent member interest in that entity.
(2) At December 31, 2014 these hotels were listed for sale and classified as assets held for sale. We sold both hotels in early 2015 and entered into a franchise or management agreement with each purchaser.
(3) These properties were previously owned by our company, but we sold them in 2014 and entered into a franchise agreement with each purchaser.

(4) These properties are part of the Leo Hotel Collection.

Company Operated Properties

Company operated properties are those properties which we operate and manage through ownership, lease, or management contract. We currently recognize revenues and expenses on these properties where appropriate.

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
Discontinued Operations

Discontinued operations includes the following: a commercial mall in Kalispell, Montana that was sold in first quarter 2013; a catering contract in Yakima, Washington that was terminated in first quarter 2013; a hotel in Medford, Oregon that was sold in third quarter 2013; and a hotel in Eugene, Oregon that ceased operations in first quarter 2014.

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

(a) Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "RLH". The following table sets forth for the periods indicated the high and low sale prices for our common stock on the NYSE:

	High	Low
2014
Fourth Quarter (ended December 31, 2014)	$6.38	$5.26
Third Quarter (ended September 30, 2014)	$5.89	$5.27
Second Quarter (ended June 30, 2014)	$6.07	$5.46
First Quarter (ended March 31, 2014)	$6.18	$5.50
2013
Fourth Quarter (ended December 31, 2013)	$6.22	$5.10
Third Quarter (ended September 30, 2013)	$6.73	$5.22
Second Quarter (ended June 30, 2013)	$7.15	$5.85
First Quarter (ended March 31, 2013)	$9.30	$5.63

(b) The closing sale price of the common stock on the NYSE on February 23, 2015 was $6.75. As of that date, there were approximately 118 shareholders of record of the common stock.
(c) We did not pay any cash dividends on our common stock during the last two fiscal years. The board of directors periodically reviews our dividend policy and our longer-term objectives of maximizing shareholder value. Any determination to pay cash dividends in the future will be at the discretion of our board.
(d) The following table provides information as of December 31, 2014 on plans under which equity securities may be issued to employees, directors or consultants:

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders:
1998 Stock Incentive Plan(1)	3,500	$7.46	—
2006 Stock Incentive Plan (2)	71,676	$10.41	448,788
Equity Compensation Plans Not Approved by Security Holders	—	$—	—
Total	75,176	$10.27	448,788

__________
(1) No further grants will be made under the 1998 Stock Incentive Plan.
(2) Excludes 398,513 restricted stock units under the 2006 Stock Incentive Plan.

(e) The below graph assumes an investment of $100 in our common stock and depicts its price performance relative to the performance of the Russell 2000 Index and the Standard & Poor's Hotels, Resorts & Cruise Lines Index, assuming a reinvestment of all dividends. The price performance on the graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Red Lion Hotels Corporation, the Russell 2000 Index
and the S&P Hotels, Resorts & Cruise Lines Index

$300
$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Red Lion Hotels Corporation
Russell 2000
S&P Hotels, Resorts & Cruise Lines

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010. The selected consolidated statements of comprehensive income (loss) and balance sheet data are derived from our audited consolidated financial statements. The audited consolidated financial statements for certain of these periods are included elsewhere in this annual report. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified in their entirety by, our consolidated financial statements and related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this annual report and in our prior filings with the SEC.

	Year ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Consolidated Statements of Comprehensive Income (Loss) Data
Continuing Operations:
Total revenues	$145,426	$137,307	$145,896	$150,443	$153,905
Goodwill impairment	—	—	—	14,236	—
Asset impairment	—	7,785	9,440	8,417	—
Gain on asset dispositions	(4,006)	(112)	(160)	(33,379)	(24)
Operating expenses	138,667	148,152	156,265	141,954	155,244
Operating income (loss)	6,759	(10,845)	(10,369)	8,489	1,660
Income (loss) from continuing operations	2,492	(15,070)	(11,164)	(5,295)	(2,423)
Earnings (loss) per share from continuing operations:
Basic	$0.13	$(0.77)	$(0.58)	$(0.28)	$(0.13)
Diluted	$0.13	$(0.77)	$(0.58)	$(0.28)	$(0.13)
Discontinued Operations:
Income (loss) from operations of discontinued business units, net of income tax expense (benefit)	(187)	(1,204)	1,009	(1,557)	(425)
Loss on disposal and impairment of the assets of the discontinued business units, net of income tax expense (benefit)	$(2)	$(773)	$(4,526)	$(296)	$(5,762)
Earnings (loss) per share from discontinued operations:
Basic	$(0.01)	$(0.10)	$(0.18)	$(0.10)	$(0.33)
Diluted	$(0.01)	$(0.10)	$(0.18)	$(0.10)	$(0.33)
Net Income (Loss)	$2,303	$(17,047)	$(14,674)	$(7,148)	$(8,610)
Earnings (Loss) per share
Basic	$0.12	$(0.87)	$(0.76)	$(0.38)	$(0.47)
Diluted	$0.12	$(0.87)	$(0.76)	$(0.38)	$(0.47)
Weighted Average Shares Outstanding:
Basic	19,785	19,575	19,327	19,053	18,485
Diluted	19,891	19,575	19,327	19,053	18,485

	Year ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Non-GAAP Data
EBITDA	$19,671	$1,612	$1,508	$24,693	$14,784
Adjusted EBITDA	14,875	11,956	14,275	15,820	22,531
Adjusted net income (loss)	(2,493)	(6,703)	(1,907)	(16,121)	(863)
Consolidated Statement of Cash Flow Data
Net cash (used in) provided by operating activities	$10,578	$7,087	$13,470	$1,797	$19,487
Net cash (used in) provided by investing activities	(5,600)	6,441	12,347	21,611	(10,428)
Net cash (used in) provided by financing activities	(12,910)	(6,947)	(21,321)	(25,439)	(8,932)
Consolidated Balance Sheet Data
Cash	$5,126	$13,058	$6,477	$1,981	$4,012
Assets held for sale	21,173	18,346	18,288	30,380	—
Property and equipment, net	160,410	166,356	195,012	232,589	272,030
Total assets	223,354	234,626	260,942	304,896	331,482
Total debt	30,200	43,058	49,178	70,496	95,152
Debentures due Red Lion Hotels Capital Trust	30,825	30,825	30,825	30,825	30,825
Total liabilities	82,517	97,417	108,034	139,031	160,717
Total stockholders' equity	140,837	137,209	152,908	165,865	170,765

EBITDA is defined as net income (loss), before interest, taxes, depreciation and amortization. We believe it is a useful financial performance measure due to the significance of our long-lived assets and level of indebtedness.
Adjusted EBITDA and Adjusted net income (loss) are additional measures of financial performance. We believe that the inclusion or exclusion of certain special items, such as gains and losses on asset dispositions and impairments, is necessary to provide the most accurate measure of core operating results and as a means to evaluate comparative results.
EBITDA, Adjusted EBITDA and Adjusted net income (loss) are commonly used measures of performance in the industry. We utilize these measures because management finds them a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe they are a complement to reported operating results. EBITDA, Adjusted EBITDA and Adjusted net income (loss) are not intended to represent net income (loss) defined by generally accepted accounting principles in the United States ("GAAP"), and such information should not be considered as an alternative to reported information or any other measure of performance prescribed by GAAP. In addition, other companies in our industry may calculate EBITDA and in particular Adjusted EBITDA and Adjusted net income (loss) differently than we do or may not calculate them at all, limiting the usefulness of EBITDA, Adjusted EBITDA and Adjusted net income (loss) as comparative measures.

The following is a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) attributable to RLHC for the periods presented:

		Year ended December 31,
		2014	2013	2012	2011	2010
		(In thousands, except per share data)
Net income (loss)		$2,303	$(17,047)	$(14,674)	$(7,148)	$(8,610)
	Depreciation and amortization	12,762	13,960	14,968	17,625	18,902
	Interest expense	4,575	5,516	7,553	8,355	9,012
	Income tax (benefit) expense	31	(817)	(6,339)	5,861	(4,520)
EBITDA		19,671	1,612	1,508	24,693	14,784
	Loss on discontinued operations (1)	189	1,977	3,327	1,853	6,187
	Loss (gain) on asset dispositions (2)	(3,996)	—	—	(33,379)	—
	Early termination fee (3)	(2,095)	—	—	—	—
	Lease termination costs (4)	750	—	—	—	1,560
	Asset impairment (5)	—	7,785	9,440	8,417	—
	Separation costs (6)	356	582	—	—	—
	Goodwill impairment (7)	—	—	—	14,236	—
Adjusted EBITDA		$14,875	$11,956	$14,275	$15,820	$22,531

(1)
Discontinued operations includes the following: a hotel in Eugene, Oregon that ceased operations in 2014; a hotel in Medford, Oregon that was sold in 2013; a commercial mall in Kalispell, Montana that was sold in 2013; a catering contract in Yakima, Washington that was terminated in 2013; a hotel in Sacramento, California that was sold in 2012.

(2)
During 2014, we recorded $4.0 million in gain on the sales of the Yakima, Kelso, Kennewick, Canyon Springs and Pocatello properties. In 2011, we recorded a $33.5 million gain on the sale of the Seattle Fifth Avenue Hotel. These amounts are included in the line item "Gain on asset dispositions, net" on the accompanying statements of comprehensive income (loss).

(3)
During 2014, we recorded income from a $2.1 million early termination fee related to the Seattle Fifth Avenue Hotel terminating its franchise agreement. This amount is included in the line item "Franchise revenue" on the accompanying consolidated statements of comprehensive income (loss).

(4)
During 2014, we amended the lease for the Red Lion Hotel Vancouver at the Quay and recorded an additional $0.8 million in amortized lease termination fees. During 2010, we recorded a $1.5 million expense related to the termination of a franchise and sublease agreement for the Red Lion Hotel Sacramento at Arden Village.

(5)
During 2013, we recorded a $7.8 million impairment charge on the Yakima, Canyon Springs, Pocatello, Kelso, and Wenatchee properties. During 2012, we recorded a $9.4 million impairment charge on the Pendleton, Missoula, Denver, and Helena properties. During 2011, we recorded a $8.4 million impairment charge on the Missoula, Denver, Helena, and Vancouver properties.

(6)
During 2014, we recorded a $0.4 million separation cost associated with the separation of the former Executive Vice President and Chief Financial Officer. During 2013, we recorded a $0.4 million separation cost associated with the retirement of the former President and Chief Executive Officer and a $0.2 million charge related to the separation of a former Executive Vice President and Chief Operating Officer. These amounts are included in the line item "General and administrative expenses" on the accompanying statements of comprehensive income (loss).

(7)	During 2011, we recorded a $14.2 million impairment charge on goodwill in the hotel segment.

The following is a reconciliation of Adjusted net income (loss) to net income (loss) attributable to RLHC for the periods presented:

		Year ended December 31,
		2014	2013	2012	2011	2010
		(In thousands, except per share data)
Net income (loss)		$2,303	$(17,047)	$(14,674)	$(7,148)	$(8,610)
	Loss on discontinued operations (1)	189	1,977	3,327	1,853	6,187
	Gain on asset dispositions (2)	(3,996)	—	—	(33,479)	—
	Early termination fee (3)	(2,095)	—	—	—	—
	Lease termination costs (4)	750	—	—	—	1,560
	Asset impairment (5)	—	7,785	9,440	8,417	—
	Separation costs (6)	356	582	—	—	—
	Goodwill impairment (7)	—	—	—	14,236	—
Adjusted net income (loss)		$(2,493)	$(6,703)	$(1,907)	$(16,121)	$(863)

(1)
Discontinued operations includes the following: a hotel in Eugene, Oregon that ceased operations in 2014; a hotel in Medford, Oregon that was sold in 2013; a commercial mall in Kalispell, Montana that was sold in 2013; a catering contract in Yakima, Washington that was terminated in 2013; a hotel in Sacramento, California that was sold in 2012.

(2)
During 2014, we recorded $4.0 million in gain on the sales of the Yakima, Kelso, Kennewick and Canyon Springs and Pocatello properties. In 2011, we recorded a $33.5 million gain on the sale of the Seattle Fifth Avenue Hotel. These amounts are included in the line item "Gain on asset dispositions, net" on the accompanying statements of comprehensive income (loss).

(3)
During 2014, we recorded income from a $2.1 million early termination fee related to the Seattle Fifth Avenue Hotel terminating its franchise agreement. This amount is included in the line item "Franchise revenue" on the accompanying consolidated statements of comprehensive income (loss).

(4)
During 2014, we amended the lease for the Red Lion Hotel Vancouver at the Quay and recorded an additional $0.8 million in amortized lease termination fees. During 2010, we recorded a $1.5 million expense related to the termination of a franchise and sublease agreement for the Red Lion Hotel Sacramento at Arden Village.

(5)
During 2013, we recorded a $7.8 million impairment charge on the Yakima, Canyon Springs, Pocatello, Kelso, and Wenatchee properties. During 2012, we recorded a $9.4 million impairment charge on the Pendleton, Missoula, Denver, and Helena properties. During 2011, we recorded a $8.4 million impairment charge on the Missoula, Denver, Helena, and Vancouver properties.

(6)
During 2014, we recorded a $0.4 million separation cost associated with the separation of the former Executive Vice President and Chief Financial Officer. During 2013, we recorded a $0.4 million separation cost associated with the retirement of the former President and Chief Executive Officer and a $0.2 million charge related to the separation of a former Executive Vice President and Chief Operating Officer.

(7)	During 2011, we recorded a $14.2 million impairment charge on goodwill in the hotel segment.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
We are a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the management, franchising and ownership of hotels under our proprietary brands, including Hotel RL, Red Lion Hotels, Red Lion Inns & Suites and Leo Hotel Collection (the “Red Lion Brands”). The Red Lion Brands represent upscale and midscale full and select service hotels.

A summary of our properties as of December 31, 2014 is provided below:

	Hotels	Total Available Rooms	Meeting Space (sq. ft.)

Red Lion company operated hotels	19	3,887	177,250
Red Lion franchised hotels	36	7,933	485,072
Total	55	11,820	662,322

We operate in three reportable segments:
The hotels segment derives revenue primarily from guest room rentals and food and beverage operations at our company operated hotels. As of December 31, 2014, we operated 19 hotels, 14 of which were wholly owned and five of which were leased. During 2014 our hotel segment accounted for approximately 81.5% of total revenues.
The franchise segment is engaged primarily in licensing the Red Lion Brands to franchisees. This segment generates revenue from franchise fees that are typically based on a percent of room revenues and are charged to hotel owners in exchange for the use of our brands and access to our central services programs. These programs include our reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards. As of December 31, 2014, we had 36 franchise hotels with 34 under the Red Lion Brands and two hotels under the Leo Hotel Collection brand. During 2014 our franchise segment accounted for approximately 6.6% of total revenues.
The entertainment segment derives revenues from promotion and presentation of entertainment productions under the trade name WestCoast Entertainment, and from ticketing services under the trade name TicketsWest. The ticketing service business offers ticketing inventory management systems, call center services, and outlet/electronic channel distribution for event locations. During 2014 our entertainment segment accounted for approximately 11.8% of total revenues.
Our remaining activities, none of which constitutes a reportable segment, have been aggregated into "other".

Results of Operations

Our reported numbers for the periods presented in this report reflect results of the Yakima, Canyon Springs, Pocatello, Kelso and Kennewick properties (all sold in 2014), the Missoula and Pendleton properties (sold in 2013), and the Denver and Helena properties (sold in 2012) for the full years prior to their sales, but only for partial years in the years in which they were sold. These properties were reported in continuing operations since we have significant continuing involvement in their operations as they now operate as franchised hotels. In order to help investors distinguish changes from results of continuing operations versus changes due to the sales of these hotel properties, we will discuss operating results from continuing operations as reported and also discuss certain operating results and data for periods included in the report on a comparable hotel basis. Comparable hotels are properties reported in continuing operations that are owned or leased by us for the entirety of the reporting periods being compared.

A summary of our consolidated statements of comprehensive income (loss) is provided below (in thousands):

	Year ended December 31,
	2014	2013	2012
Total revenue	$145,426	$137,307	$145,896
Total operating expenses	138,667	148,152	156,265
Operating income (loss)	6,759	(10,845)	(10,369)
Other income (expense):
Interest expense	(4,575)	(5,516)	(7,553)
Other income, net	339	474	229
Income (loss) from continuing operations before taxes	2,523	(15,887)	(17,693)
Income tax expense (benefit)	31	(817)	(6,529)
Income (loss) from continuing operations	2,492	(15,070)	(11,164)
Income (loss) from discontinued operations	(189)	(1,977)	(3,517)
Net income (loss)	$2,303	$(17,047)	$(14,681)
Net income (loss) attributable to Red Lion Hotels Corporation	$2,303	$(17,047)	$(14,674)
Earnings (loss) per share - basic & diluted	$0.12	$(0.87)	$(0.76)
Non-GAAP data: (1)
EBITDA	$19,671	$1,612	$1,508
Adjusted EBITDA	$14,875	$11,956	$14,275
Adjusted net income (loss)	$(2,493)	$(6,703)	$(1,907)
_________
(1) See Item 6. Selected Financial Data for a reconciliation of non-GAAP measures to net income (loss) for the periods presented

For the year ended December 31, 2014, we reported net income of $2.3 million or $0.12 per share. Net income includes $4.0 million in gains on the sales of the Yakima, Kelso, Kennewick, Canyon Springs and Pocatello properties. Net income also includes a $2.1 million early termination fee received related to the Seattle Fifth Avenue Hotel terminating its franchise agreement. In addition, net income includes $0.8 million in amortized lease termination fees related to the amended lease for the Red Lion Hotel Vancouver at the Quay and $0.4 million in separation costs associated with the separation of the former Executive Vice President and Chief Financial Officer.

For the year ended December 31, 2013, our net loss was $17.0 million or $0.87 per share. The net loss includes an impairment charge of $7.8 million on the Yakima, Canyon Springs, Pocatello, Kelso and Wenatchee properties. In addition, the net loss is impacted by a $5.9 million valuation allowance recorded during the year related to our deferred tax assets. The net loss also includes $0.6 million of separation costs associated with the retirement of our former President and Chief Executive Officer and the separation of our former Executive Vice President and Chief Operating Officer.

For the year ended December 31, 2012, our net loss was $14.7 million or $0.76 per share. The net loss includes an impairment charge of $9.4 million related to the Helena, Denver Southeast, Missoula and Pendleton properties.

The above special items are reflected as Adjusted EBITDA. For the year ended December 31, 2014, adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") was $14.9 million, compared to $12.0 million for the year ended December 31, 2013 and $14.3 million in 2012.

Revenue

A breakdown of revenues from continuing operations is as follows (in thousands, except for percentage changes):

Revenue from Continuing Operations

	Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Hotels	118,616	120,391	131,112	(1,775)	(1.5)%	(10,721)	(8.2)%
Franchise	9,618	7,136	5,177	2,482	34.8%	1,959	37.8%
Entertainment	17,115	9,439	9,165	7,676	81.3%	274	3.0%
Other	77	341	442	(264)	(77.4)%	(101)	(22.9)%
Total Revenue	$145,426	$137,307	$145,896	$8,119	5.9%	$(8,589)	(5.9)%

Comparable Hotel Revenue (Non-GAAP Data)

A breakdown of our comparable hotel revenues is as follows (in thousands, except for percentage changes):

	Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Hotel revenue from continuing operations	$118,616	$120,391	$131,112	(1,775)	(1.5)%	(10,721)	(8.2)%
less: hotel revenue from sold and closed properties	(6,116)	(14,752)	(27,505)	8,636	(58.5)%	12,753	(46.4)%
Comparable total hotel revenue	$112,500	$105,639	$103,607	$6,861	6.5%	$2,032	2.0%

Comparable hotels is defined as properties that are operated by the company and excludes the results of discontinued operations and sold properties. Discontinued operations include the following: a catering contract in Yakima, Washington that was terminated in first quarter 2013; a hotel in Medford, Oregon that was sold in third quarter 2013; and a hotel in Eugene, Oregon that ceased operations in first quarter 2014. Sold properties include the following: the Kalispell property, which was sold in April 2012; the Helena property and the Sacramento property, sold in 2012; the Missoula property, which was sold in February 2013; the Pendleton property, which was sold in April 2013; the Yakima property, which was sold in April 2014; the Kelso and Kennewick properties, which were sold in May 2014; the Canyon Springs property, which was sold in June 2014; and the Pocatello property which was sold in October 2014.

We utilize these comparable measures because management finds them a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe they are a complement to reported operating results. Comparable operating results are not intended to represent reported operating results defined by generally accepted accounting principles in the United States ("GAAP"), and such information should not be considered as an alternative to reported information or any other measure of performance prescribed by GAAP.

2014 Compared to 2013

During 2014, revenue from the hotel segment decreased $1.8 million or 1.5% from 2013. The primary reason for the decline is the sale of properties in 2014. On a comparable basis, revenue from the hotel segment increased $6.9 million or 6.5% in 2014 compared to 2013. This comparable increase was primarily driven by a 230 basis points increase in occupancy compared to 2013, primarily driven by increases in permanent and group room nights. ADR increased 3.3% compared to 2013, primarily driven by higher rates in the transient segment.

Revenue from our franchise segment increased $2.5 million to $9.6 million in 2014 compared to 2013. This was primarily due to the early termination fee for the Seattle Fifth Avenue franchise location of $2.1 million.

Revenue in the entertainment segment increased $7.7 million to $17.1 million in 2014. This was primarily due to triple the number of Broadway show dates in 2014 as compared to 2013.

2013 Compared to 2012

Revenues in 2013 from the hotel segment decreased $10.7 million or 8.2% from 2012. The primary reason for the decline is the sale of properties in 2013. On a comparable basis, revenue from the hotel segment increased $2.0 million or 2.09% in 2013 compared to 2012. This comparable increase was primarily driven by a 3.9% increase in ADR. The increase in rate was primarily driven by an increase in the transient market segment. Our largest source of growth came from non-qualified retail, our highest rated customer segment. Focused growth in that segment along with management of the occupancy contribution from opaque online travel agency ("OTA") channels were a big part of our ADR increase strategy during 2013.

Revenue from our franchise segment increased $2.0 million to $7.1 million in 2013 compared to 2012. The addition of new franchised properties and contractual rate increases for existing franchisees drove this increase.

Revenue in the entertainment segment increased $0.3 million to $9.4 million in 2013 compared to 2012. The 2013 segment revenue was positively impacted by stronger ticket demand for events in the markets that our ticketing business serves.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, depreciation and amortization, hotel facility and land lease expense, gain or loss on asset dispositions and general and administrative expenses.

Operating Expenses from Continuing Operations

A breakdown of operating expenses from continuing operations is as follows (in thousands, except for percentage changes):

	Year ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Hotels	$94,241	$97,831	$107,247	$(3,590)	(3.7)%	$(9,416)	(8.8)%
Franchise	7,004	6,555	4,758	449	6.8%	1,797	37.8%
Entertainment	14,785	9,189	9,020	5,596	60.9%	169	1.9%
Other	318	535	827	(217)	(40.6)%	(292)	(35.3)%
Depreciation and amortization	12,762	13,960	14,968	(1,198)	(8.6)%	(1,008)	(6.7)%
Hotel facility and land lease	5,210	4,464	4,143	746	16.7%	321	7.7%
Asset impairment	—	7,785	9,440	(7,785)	(100.0)%	(1,655)	(17.5)%
Loss (gain) on asset dispositions, net	(4,006)	(112)	(160)	(3,894)	3,476.8%	48	(30.0)%
General and administrative expenses	8,353	7,945	6,022	408	5.1%	1,923	31.9%
Total operating expenses	$138,667	$148,152	$156,265	$(9,485)	(6.4)%	$(8,113)	(5.2)%

Comparable Hotel Expense (Non-GAAP Data)

A breakdown of our comparable hotel expenses is as follows (in thousands, except for percentage changes):

	Year ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Hotel operating expenses from continuing operations	$94,241	$97,831	$107,247	(3,590)	(3.7)%	(9,416)	(8.8)%
less: hotel operating expenses from sold and closed properties	(5,714)	(12,571)	(24,367)	6,857	(54.5)%	11,796	(48.4)%
Comparable hotel operating expenses	$88,527	$85,260	$82,880	3,267	3.8%	2,380	2.9%

Comparable hotels is defined as properties that are operated by the company and excludes the results of discontinued operations and sold properties. Discontinued operations include the following: a catering contract in Yakima, Washington that was terminated in first quarter 2013; a hotel in Medford, Oregon that was sold in third quarter 2013; and a hotel in Eugene, Oregon that ceased operations in first quarter 2014. Sold properties include the following: the Kalispell property, which was sold in April 2012; the Helena property and the Sacramento property, sold in 2012; the Missoula property, which was sold in February 2013; the Pendleton property, which was sold in April 2013; the Yakima property, which was sold in April 2014; the Kelso and Kennewick properties, which were sold in May 2014; the Canyon Springs property, which was sold in June 2014; and the Pocatello property was sold in October 2014.

We utilize these comparable measures because management finds them a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe they are a complement to reported operating results. Comparable operating results are not intended to represent reported operating results defined by generally accepted accounting principles in the United States ("GAAP"), and such information should not be considered as an alternative to reported information or any other measure of performance prescribed by GAAP.

2014 Compared to 2013

Direct hotel expenses as reported were $94.2 million in 2014 compared to $97.8 million in 2013. The primary reason for the decline is the sale of properties in 2014. On a comparable basis, direct hotel expenses were $88.5 million in 2014 compared to $85.3 million in 2013, representing a 3.8% increase. The increase was driven primarily by increased payroll and occupancy related costs, partially offset by lower costs due to changes in our loyalty program. On a comparable basis, the hotel segment had a direct margin of 21.3% in 2014 compared to 19.3% in 2013. The improvement in margin was primarily driven by the increase in ADR.

Direct expenses for the franchise segment in 2014 increased by $0.4 million compared to 2013, primarily driven by increased franchise development costs.

Direct expenses for the entertainment segment in 2014 increased $5.6 million as compared to 2013. The increase is due to the volume of shows.

Depreciation and amortization expenses decreased $1.2 million in 2014 compared to 2013. The primary reason for the decline is the sale of properties in 2014; we do not depreciate our assets held for sale.

Hotel facility and land lease costs decreased $0.7 million to $5.2 million in 2014 compared to 2013. During 2014, we amended the lease for the Red Lion Hotel Vancouver at the Quay and recorded an additional $0.8 million in amortized lease termination fees.

During 2013, we recorded a $7.8 million impairment charge on the Yakima, Canyon Springs, Pocatello, Kelso, and Wenatchee properties. We had no such impairments in 2014.

During 2014, we recorded $4.0 million in gain on the sales of the Yakima, Kelso, Kennewick and Canyon Spring and Pocatello properties. We had no such gains in 2013.

General and administrative expenses increased by $0.4 million in 2014 compared to 2013. The increase is primarily due to the accrual of a corporate bonus in 2014. There was no such accrual in 2013.

2013 Compared to 2012

Direct hotel expenses as reported were $97.8 million in 2013 compared to $107.2 million in 2012. The primary reason for the decline is the sale of properties in 2013. On a comparable basis, direct hotel expenses were $85.3 million in 2013 compared to $82.9 million in 2012, representing a 2.9% increase. The year over year increase was primarily due to increased marketing expense to improve ADR as well as one-time labor cost adjustments that benefited 2012. On a comparable basis, the hotel segment had a direct margin of 19.3% in 2013 compared to 20.0% in 2012.

Direct expenses for the franchise segment in 2013 increased by $1.8 million compared to 2012, primarily driven by increased marketing costs.

Direct expenses for the entertainment segment in 2013 increased $0.2 million as compared to 2012. The variance is driven by the change in the year over year timing and mix of shows.

Depreciation and amortization expenses decreased $1.0 million in 2013 compared to 2012. The primary reason for the decline is the sale of properties in 2013; we do not depreciate our assets held for sale.

Hotel facility and land lease costs increased $0.3 million to $4.5 million in 2013 compared to 2012 primarily resulting from the sale of the Kalispell Mall property. Concurrent with the sale, we entered into an operating lease agreement with the buyer of the commercial mall under which we continue to operate the attached Red Lion Hotel Kalispell.

During 2013, we recorded a $7.8 million impairment charge on the Yakima, Canyon Springs, Pocatello, Kelso, and Wenatchee properties. During 2012, we recorded a $9.4 impairment charge on our Helena, Denver Southeast, Missoula and Pendleton properties.

General and administrative expenses increased by $1.9 million in 2013 compared to 2012. We incurred additional corporate expenses during 2013 primarily due to CEO transition costs, and increased board of director costs and legal expense.

Interest Expense

Interest expense for the year ended December 31, 2014 decreased $1.0 million to $4.6 million. The decline is attributable to a decline in the principal amount of debt outstanding in 2014. Our average pre-tax interest rate on debt during 2014 was 6.9% compared to 6.3% in 2013.

Interest expense for the year ended December 31, 2013 decreased $2.0 million to $5.5 million compared to $7.6 million recorded in 2012. The decline is primarily attributable to a decline in the principal amount of debt outstanding in 2013. Our average pre-tax interest rate on debt during 2013 was 6.3% compared to 7.5% in 2012.

Income Taxes

Our effective income tax rate with respect to income from continuing operations for 2014 was 1.2% as compared to (5.1)% and (36.9)% for 2013 and 2012, respectively. The variances in our rate are due primarily to recording a valuation allowance of $5.9 million against the Company's net deferred tax assets in 2013. Other items giving rise to a difference between our statutory U.S. federal tax rate of 34% and our effective rate include state taxes and incentive tax credits allowed under federal law.

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

Based on our current assessment of future taxable income, a valuation allowance is required to reduce our deferred tax assets to an amount that is more likely than not to be realized. We relied on the reversal of certain deferred tax liabilities for realization of a portion of our deferred tax assets and recorded a valuation allowance on the remaining balance at December 31, 2014.

Discontinued Operations

During the first quarter of 2014, we ceased the operation of the Red Lion Hotel Eugene in Eugene, Oregon ("Eugene property") when we assigned our lease to a third party. During the first quarter of 2013, we terminated a catering contract in Yakima, Washington. During the second quarter of 2013, we closed on the sale of the Kalispell Center Mall property in Kalispell, Montana ("Kalispell Mall property") for $11.6 million. During the third quarter of 2013 we sold the Red Lion Hotel Medford in Medford, Oregon ("Medford property") for $2.8 million.

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

Liquidity and Capital Resources
During the third quarter of 2013, we entered into an agreement with Wells Fargo Bank, National Association ("Wells Fargo") to expand our existing credit facility. The balance of the term loan under the credit facility at the time of the expansion was $0.5 million and there was no outstanding balance on the revolving line of credit. The term loan was increased to a total of $45.0 million, with $38.2 million used to refinance nine fixed-rate notes collateralized by individual properties ("CMBS debt") that were maturing in July 2013.
The original terms of the expanded facility are as follows:

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

•	The term loan matures on June 30, 2018.

•	A $10 million revolving line of credit is available under the facility until June 30, 2015.

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

•
Our obligations under the facility are (i) guaranteed by our subsidiaries Red Lion Hotels Limited Partnership, Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Holdings, Inc., (ii) secured by our accounts receivable and inventory, and (iii) further collateralized by 19 of our hotel properties located in Bellevue, Spokane, Olympia, Port Angeles, Richland, Pasco and Wenatchee, Washington; in Post Falls and Boise, Idaho; in Bend and Coos Bay, Oregon; in Eureka and Redding, California; and in Salt Lake City, Utah.

The revolving line of credit, which is subject to certain financial covenants, allows us to fund operating needs and may be limited based on a formula relating to the trailing twelve-month consolidated net income of the hotel properties collateralizing the facility. The revolving line of credit was not subject to limitation based on this calculation at December 31, 2014. At December 31, 2014, $7.0 million on the revolving line of credit was available as we had $3.0 million in letters of credit. As of December 31, 2014, we were in compliance with applicable debt covenants.

Subsequent to December 31, 2014, as part of a joint venture transaction, we repaid the outstanding balance of our secured debt with Wells Fargo and the joint venture obtained a new $53.8 million mortgage loan from Capital Source, a division of Pacific Western Bank. We also sold our Bellevue and Wenatchee properties. The revolving line of credit and interest rate swap were terminated as part of these transactions. See Note 18 of Notes to Consolidated Financial Statements.

In addition to the initial advance of $53.8 million under the new mortgage loan, the loan provides for further advances of $26.0 million over a two-year period to cover expenses incurred in improving the joint venture’s properties. The loan has a four-year term with a one-year extension option, and interest under the advanced portions of the loan will be calculated at LIBOR plus 4.75%. Interest only payments are due monthly commencing February 2015. Monthly principal payments are required beginning in January 2017 and are based on a 25 year amortization period based on the then current outstanding principal amount. The joint venture must obtain an interest rate cap at standard market terms and, in the event of any prepayment, must pay the lender a penalty tied to its cumulative receipt of $6 million in minimum interest. The loan is non-recourse except that the investors in the joint venture, including the company, signed guarantees regarding, amongst other things, the completion of certain improvements to the joint venture properties, environmental covenants, losses incurred by the lender and any event of bankruptcy involving the joint venture or its owners. The loan agreement contains customary reporting and operating covenants applicable to the joint venture, including requirements for lender approval of annual operating and capital budgets, under certain conditions.

As of the date of filing this Form 10-K, we were in compliance with our debt covenants under the Capital Source loan agreement. We also continue to generate positive cash flow from operations and to have adequate liquidity to fund our ongoing operating activities; however there can be no assurance that we will be able to repay or refinance our debts when they mature or invest in our hotels to remain competitive at our current rates.

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

At December 31, 2014 total outstanding debt was $61.0 million, net of discount. Included in that amount is $30.8 million of debentures due to Red Lion Hotels Capital Trust. Our average pre-tax interest rate on debt was 6.9% at December 31, 2014, of which $47.0 million is at a fixed rate loan with an average rate of 7.9% and $14.0 million is at an average variable rate of 4.2%.

Operating Activities

Net cash provided by operating activities in 2014 totaled $10.6 million, a $3.5 million increase from net cash provided by operating activities of $7.1 million during 2013 and a $2.9 million decrease from $13.5 million net cash provided in 2012. The primary drivers of the 2014 increase from 2013 are improvements in operating income, the release of previously restricted cash and favorable timing of payroll accruals.

Investing Activities

Net cash used in investing activities totaled $5.6 million during 2014 compared to net cash provided by investing activities of $6.4 million during 2013 and net cash provided by investing activities of $12.3 million in 2012. The primary driver of the decrease in 2014 was the $16.1 million net cash paid to purchase an adaptive reuse property located at Baltimore’s Inner Harbor, partially offset by lower levels of capital expenditures on our existing properties throughout the year.

Financing Activities

Net cash used in financing activities was $12.9 million during 2014, compared to $6.9 million in 2013 and $21.3 million in 2012. Financing activities in 2014 included the required principal payments on the Wells Fargo credit facility in connection with the sales of five hotels in 2014. Financing activities during 2013 included the increase of the term loan under of our credit facility to $45 million, a portion of which was used to repay $38.2 million of debt.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and estimated interest on debt, as of December 31, 2014 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt, excluding debentures (1)	$34,531	$3,526	$6,766	$24,239	$—
Operating and capital leases	20,926	7,110	3,680	2,116	8,020
Service agreements	550	275	275	—	—
Debentures due Red Lion Hotels Capital Trust (1)	116,235	2,928	5,857	5,857	101,593
Total contractual obligations (2)	$172,242	$13,839	$16,578	$32,212	$109,613
__________

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)
With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.

We have leasehold interests at five hotel properties as well as our corporate headquarters located in Spokane, Washington. These leases require us to pay fixed monthly rent and have expiration dates of 2016 and beyond which are reflected in the table above. The table below summarizes the terms of the leases, including extension periods at our option, for our hotel properties as of December 31, 2014:

Property	Expiration date of lease	Extension periods
Red Lion River Inn	October 2018	Three renewal terms of five years each
Red Lion Hotel Seattle Airport	December 2024	One renewal term of five years
Red Lion Hotel Vancouver (at the Quay) (1)	December 2015	None
Red Lion Anaheim	April 2016	18 renewal terms of five years each
Red Lion Hotel Kalispell	April 2028	Three renewal terms of five years each
__________
(1) In September 2014, we amended the lease for Red Lion Hotel Vancouver (at the Quay) to revise the lease term to December 31, 2015. In addition, we have the right to terminate the lease after December 31, 2014 with a payment of $3.0 million. If we have not previously terminated the lease, the lease will expire on December 31, 2015 with a required payment of $3.0 million.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Matters

Franchise Update

At December 31, 2014, our network of hotels included 36 hotels under franchise agreements, representing a total of 7,933 rooms and 485,072 square feet of meeting space.

Asset Sale Update

At December 31, 2014, we had the following properties listed for sale:

•	Red Lion Hotel Wenatchee

•	Red Lion Hotel Bellevue
On January 22, 2015, we sold the Wenatchee property for $4.1 million and concurrently entered into a franchise agreement with the new owner.
On February 18, 2015, we sold the Bellevue property for $35.4 million and concurrently entered into a management agreement with the new owner.

Seasonality

Our business is subject to seasonal fluctuations, with more revenues and profits realized from May through October than during the rest of the year. During 2014, revenues during the second and third quarters approximated 28.5% and 29.0%, respectively, of total revenues for the year, compared to revenues of 22.4% and 20.1% of total revenues during the first and fourth quarters respectively.

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

Revenue Recognition and Receivables

Revenue is generally recognized as services are provided. When payments from customers are received before services have been performed, the amount received is recorded as deferred revenue until the service has been completed. We recognize revenue from the following sources:

•
Hotels - Room rental and food and beverage sales from owned and leased hotels and management fees from hotels under management contract. Revenues are recognized when services have been performed, generally at the time of the hotel stay or guests visit to the restaurant and at the time the management services are provided.

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

Intangible Assets

We assess goodwill and other intangibles for potential impairments annually, generally in October, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. Our goodwill and other intangible asset impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit, subject to the same general assumptions discussed above for long-lived assets.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers". ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. We are in the process of evaluating this guidance and our method of adoption.

Management has assessed the potential impact of other recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to our company, or are not anticipated to have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from outstanding debt. As of December 31, 2014, our outstanding debt, including current maturities and excluding unamortized origination fees, was $61.4 million.

At December 31, 2014, $30.8 million of our outstanding debt was subject to currently fixed interest rates and was not exposed to market risk from rate changes. In addition, $16.2 million of the $30.5 million outstanding on the variable rate Wells Fargo term loan was subject to an interest rate swap, which effectively fixed its interest rate at 4.88%. The remaining $14.3 million outstanding under the term loan remained subject to variable rates, which were 3.4% at the end of 2014. The limit on the Wells Fargo revolving line of credit was $10 million, a portion of which supported outstanding letters of credit. The revolving line of credit, which was subject to certain financial covenants, allowed us to fund operating needs and could be limited based on a formula relating to the trailing twelve-month consolidated net income of the hotel properties collateralizing the facility. As of December 31, 2014, $7.0 million on the revolving line of credit was available as we had $3.0 million in letters of credit at that date.

Under the credit facility with Wells Fargo, interest under the term loan and revolving line of credit was initially payable at our option (i) at a fluctuating rate 75 basis points above a base rate in effect from time to time, or (ii) at a rate 325 basis points above LIBOR (under one, three or six month terms). Beginning in 2015, the spread on the LIBOR would have declined if our senior leverage ratio was less than 3.00. The facility terms required us to hedge at least 40% of our interest rate exposure under the term loan.

We do not enter into derivative transactions for trading purposes, but rather to hedge our exposure to interest rate fluctuations. We manage the floating rate debt using interest rate swaps in order to reduce our exposure to the impact of changing interest rates and future cash outflows for interest.

In June 2013, we entered into an $18.0 million notional amount swap agreement that exchanges a variable interest rate based upon LIBOR for a 4.88% fixed rate of interest over the term of the agreement. The maturity date of the swap was June 29, 2018. From inception through the second quarter of 2014, our interest rate swap was designated as a cash flow hedge. The gains and losses in the fair value of the swap were recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss) ("AOCI") on the consolidated balance sheets. As a result of the additional principal payments made concurrent with the sales of our properties, we no longer qualified for hedge accounting and we de-designated the interest rate swap as a cash flow hedge. Beginning in the third quarter of 2014, the gains and losses in the fair value of the swap were recorded as interest expense on the consolidated statements of comprehensive income (loss) and the AOCI balance was amortized and expensed as interest expense over the remaining life of the interest rate swap.

Subsequent to December 31, 2014, as part of a joint venture transaction, we repaid the outstanding balance of our secured debt with Wells Fargo and the joint venture obtained a new $53.8 million mortgage loan from Capital Source, a division of Pacific Western Bank. We also sold our Bellevue and Wenatchee properties. The revolving line of credit and interest rate swap were terminated as part of these transactions.

In addition to the initial advance of $53.8 million under the new mortgage loan, the loan provides for further advances of $26.0 million over a two-year period to cover expenses incurred in improving the joint venture’s properties. The loan has a four-year term with a one-year extension option, and interest under the advanced portions of the loan will be calculated at LIBOR plus 4.75%. Interest only payments are due monthly commencing February 2015. Monthly principal payments are required beginning in January 2017 and are based on a 25 year amortization period based on the then current outstanding principal amount. The joint venture must obtain an interest rate cap at standard market terms and, in the event of any prepayment, must pay the lender a penalty tied to its cumulative receipt of $6 million in minimum interest. The loan is non-recourse except that the investors in the joint venture, including the company, signed guarantees regarding, amongst other things, the completion of certain improvements to the joint venture properties, environmental covenants, losses incurred by the lender and any event of bankruptcy involving the joint venture or its owners. The loan agreement contains customary reporting and operating covenants applicable to the joint venture, including requirements for lender approval of annual operating and capital budgets, under certain conditions.

Outside of these changes, we do not foresee any other changes of significance in our exposure to fluctuations in interest rates, although we will continue to manage our exposure to this risk by monitoring available financing alternatives.

The below table summarizes our debt obligations at December 31, 2014 on our consolidated balance sheet (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Debt, excluding debentures	$2,261	$2,261	$2,261	$23,745		$—	$30,528	$30,683
Average interest rate							4.2%
Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$31,639
Average interest rate							9.5%

Item 8.	Financial Statements and Supplementary Data
See Item 15 of this annual report for certain information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this Item 8.
The following table sets forth supplementary financial data (in thousands except per share amounts) for each quarter for the years ended December 31, 2014 and 2013, derived from our unaudited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements.

	Year ended December 31, 2014 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Hotel revenue	25,925	31,399	36,758	24,534	118,616
Franchise revenue	1,525	4,453	2,066	1,574	9,618
Entertainment revenue	5,105	5,538	3,306	3,166	17,115
Other revenue	33	18	14	12	77
Total revenues	$32,588	$41,408	$42,144	$29,286	$145,426

Operating income (loss) from continuing operations	$(2,175)	$6,253	$6,096	$(3,415)	$6,759

Gain on asset disposition	(75)	(3,403)	40	(568)	(4,006)
Income (loss) from continuing operations	(3,330)	5,139	5,101	(4,418)	2,492
Income (loss) from discontinued operations	(188)	(1)	—	—	(189)
Net income (loss)	$(3,518)	$5,138	$5,101	$(4,418)	$2,303

Earnings (loss) per share - basic and diluted	$(0.18)	$0.26	$0.26	$(0.22)	$0.12

	Year ended December 31, 2013 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Hotel revenue	25,033	31,741	37,729	25,888	120,391
Franchise revenue	1,264	1,943	2,368	1,561	7,136
Entertainment revenue	3,373	1,778	1,623	2,665	9,439
Other revenue	85	86	84	86	341
Total revenues	$29,755	$35,548	$41,804	$30,200	$137,307

Operating income (loss) from continuing operations	$(3,731)	$(71)	$3,989	$(11,032)	$(10,845)

Asset impairment	—	—	—	7,785	7,785
Gain on asset disposition	(92)	(28)	100	(92)	(112)
Income (loss) from continuing operations	(3,174)	(703)	1,737	(12,930)	(15,070)
Income (loss) from discontinued operations	64	(503)	(510)	(1,028)	(1,977)
Net income (loss)	$(3,110)	$(1,206)	$1,227	$(13,958)	$(17,047)

Earnings (loss) per share - basic and diluted	$(0.16)	$(0.06)	$0.06	$(0.71)	$(0.87)

Financial Statements
The 2014 Consolidated Financial Statements of Red Lion Hotels Corporation are
presented on pages 43 to 66 of this annual report.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Red Lion Hotels Corporation
Spokane, Washington
We have audited the accompanying consolidated balance sheets of Red Lion Hotels Corporation (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Lion Hotels Corporation at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Red Lion Hotels Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Spokane, WA
February 26, 2015

RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and December 31, 2013

	2014	2013
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,126	$13,058
Restricted cash	225	—
Accounts receivable, net	6,752	6,283
Notes receivable	2,944	672
Inventories	1,013	1,386
Prepaid expenses and other	3,671	3,266
Deferred income taxes	—	1,034
Assets held for sale	21,173	18,346
Total current assets	40,904	44,045
Property and equipment, net	160,410	166,356
Goodwill	8,512	8,512
Intangible assets	7,012	6,992
Notes receivable - long term	2,340	4,423
Other assets, net	4,176	4,298
Total assets	$223,354	$234,626
LIABILITIES
Current liabilities:
Accounts payable	$2,952	$4,763
Accrued payroll and related benefits	4,567	2,786
Other accrued entertainment expenses	5,625	4,418
Other accrued expenses	2,547	4,271
Deferred income taxes	2,778	—
Long-term debt, due within one year	—	3,000
Total current liabilities	18,469	19,238
Long-term debt, net of discount	30,200	40,058
Deferred income	2,988	3,455
Deferred income taxes	35	3,841
Debentures due Red Lion Hotels Capital Trust	30,825	30,825
Total liabilities	82,517	97,417

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock- 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock- 50,000,000 shares authorized; $0.01 par value; 19,846,508 and 19,687,232 shares issued and outstanding	198	197
Additional paid-in capital, common stock	153,671	152,303
Accumulated other comprehensive loss, net of tax	(203)	(159)
Retained earnings (accumulated deficit)	(12,829)	(15,132)
Total stockholders' equity	140,837	137,209
Total liabilities and stockholders' equity	$223,354	$234,626
The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2014, 2013, and 2012

	2014	2013	2012
	(In thousands, except per share data)
Revenue:
Hotels	$118,616	$120,391	$131,112
Franchise	9,618	7,136	5,177
Entertainment	17,115	9,439	9,165
Other	77	341	442
Total revenues	145,426	137,307	145,896
Operating expenses:
Hotels	94,241	97,831	107,247
Franchise	7,004	6,555	4,758
Entertainment	14,785	9,189	9,020
Other	318	535	827
Depreciation and amortization	12,762	13,960	14,968
Hotel facility and land lease	5,210	4,464	4,143
Asset impairment	—	7,785	9,440
Gain on asset dispositions, net	(4,006)	(112)	(160)
General and administrative expenses	8,353	7,945	6,022
Total operating expenses	138,667	148,152	156,265
Operating income (loss)	6,759	(10,845)	(10,369)
Other income (expense):
Interest expense	(4,575)	(5,516)	(7,553)
Other income, net	339	474	229
Income (loss) from continuing operations before taxes	2,523	(15,887)	(17,693)
Income tax (benefit) expense	31	(817)	(6,529)
Income (loss) from continuing operations	2,492	(15,070)	(11,164)
Discontinued operations:
Income (loss) from discontinued business units, net of income tax (benefit) expense of $0, $66 and $573, respectively	(187)	(1,204)	1,009
Loss on disposal of the assets of the discontinued business units, net of income tax (benefit) expense of $0, $0 and $(2,566), respectively	(2)	(773)	(4,526)
Income (loss) from discontinued operations	(189)	(1,977)	(3,517)
Net income (loss)	2,303	(17,047)	(14,681)
Less net income (loss) attributable to noncontrolling interest	—	—	(7)
Net income (loss) attributable to Red Lion Hotels Corporation	2,303	(17,047)	(14,674)
Comprehensive income (loss)
Unrealized gains (losses) on cash flow hedge, net of tax	(44)	(159)	—
Comprehensive income (loss)	$2,259	$(17,206)	$(14,674)
Earnings (loss) per share
Basic and diluted:
Net income (loss) from continuing operations	$0.13	$(0.77)	$(0.58)
Net income (loss) from discontinued operations	$(0.01)	$(0.10)	$(0.18)
Net income (loss) attributable to Red Lion Hotels Corporation	$0.12	$(0.87)	$(0.76)
Weighted average shares - basic	19,785	19,575	19,327
Weighted average shares - diluted	19,891	19,575	19,327

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2014, 2013, and 2012

	Red Lion Hotels Corporation Stockholders' Equity
	Common Stock					Equity Attributable to Non-controlling Interest

	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)		Total Equity
	(In thousands, except share data)
Balances, December 31, 2011	19,172,670	$192	$149,027	$16,589	$—	$57	$165,865
Net income (loss)	—	—	—	(14,674)	—	(7)	(14,681)
Common stock exchanged for non-controlling interest in partnership	44,837	—	50	—	—	(50)	—
Stock issued under employee stock purchase plan	17,304	—	102	—	—	—	102
Stock issued under option plan	61,492	1	348	—	—	—	349
Stock based compensation	155,546	2	1,253	—	—	—	1,255
Excess tax benefit from stock-based compensation	—	—	18	—	—	—	18
Balances, December 31, 2012	19,451,849	195	150,798	1,915	—	—	152,908
Net income (loss)	—	—	—	(17,047)	—	—	(17,047)
Stock issued under employee stock purchase plan	13,765	—	82	—	—	—	82
Stock issued under option plan	2,000	—	11	—	—	—	11
Stock based compensation	219,618	2	1,514	—	—	—	1,516
Excess shortfall from stock-based compensation	—	—	(102)	—	—	—	(102)
Loss on valuation of swap contract, net of tax	—	—	—	—	(159)	—	(159)
Balances, December 31, 2013	19,687,232	197	152,303	(15,132)	(159)	—	137,209
Net income (loss)	—	—	—	2,303	—	—	2,303
Stock issued under employee stock purchase plan	14,427	—	69	—	—	—	69
Stock based compensation	144,849	1	1,299	—	—	—	1,300
Loss on valuation of swap contract, net of tax	—	—	—	—	(72)	—	(72)
Amortization of accumulated loss of swap contract	—	—	—	—	28	—	28
Balances, December 31, 2014	19,846,508	$198	$153,671	$(12,829)	$(203)	$—	$140,837

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013, and 2012

	2014	2013	2012
	(In thousands)
Operating activities:
Net income (loss)	$2,303	$(17,047)	$(14,681)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,886	14,247	15,815
(Gain) loss on disposition of property, equipment and other assets, net	(4,006)	660	80
Asset impairment	—	8,858	16,294
Deferred income taxes	6	(764)	(8,314)
Equity in investments	36	53	1
Stock based compensation expense	1,300	1,819	1,344
Provision for doubtful accounts	170	110	423
Change in current assets and liabilities:
Restricted cash	(225)	2,417	941
Accounts receivable	(635)	(711)	1,000
Notes receivable	(153)	—	(109)
Inventories	198	(152)	(61)
Prepaid expenses and other	(890)	(230)	(675)
Accounts payable	(1,811)	(1,261)	1,039
Accrued other	1,399	(912)	373
Net cash (used in) provided by operating activities	10,578	7,087	13,470
Investing activities:
Purchases of property and equipment	(24,891)	(13,193)	(8,442)
Proceeds from disposition of property and equipment	17,316	16,025	20,819
Collection of notes receivable related to property sales	1,914	3,706	—
Advances to Red Lion Hotels Capital Trust	(27)	(27)	(27)
Other, net	88	(70)	(3)
Net cash (used in) provided by investing activities	(5,600)	6,441	12,347

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
For the Years Ended December 31, 2014, 2013, and 2012

	2014	2013	2012
	(In thousands)
Financing activities:
Borrowings on credit facility	—	—	2,122
Borrowings on long-term debt	—	44,500	—
Repayment of credit facility	—	(11,300)	(2,966)
Repayment of long-term debt	(12,973)	(38,878)	(20,474)
Proceeds (payments) of stock compensation, net	69	(312)	255
Additions to deferred financing costs	(6)	(957)	(258)
Net cash (used in) provided by financing activities	(12,910)	(6,947)	(21,321)

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(7,932)	6,581	4,496
Cash and cash equivalents at beginning of year	13,058	6,477	1,981
Cash and cash equivalents at end of year	$5,126	$13,058	$6,477

Supplemental disclosure of cash flow information:
Cash paid during years for:
Income taxes	$44	$46	$149
Interest on debt	$4,514	$5,629	$7,000
Cash received during years for:
Income taxes	$18	$384	$44
Non-cash investing and financing activities:
Reclassification of property and other assets to assets held for sale	$17,702	$18,890	$4,277
Reclassification of long term note receivable to short term	$2,311	$—	$—
Exchange of note receivable for real property	$1,950	$1,720	$6,000
Exchange of common stock for noncontrolling interest in partnership	$—	$—	$50
Conversion of restricted cash to accounts receivable	$—	$—	$75
Conversion of note receivable to fixed assets	$—	$—	$210
Conversion of accounts receivable to note receivable	$—	$67	$277
Reclassification of property to other assets	$117	$—	$—
Bonuses to employees paid in stock	$—	$—	$125

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation ("RLHC", "we", "our", "us" or the "company") is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, management and franchising of hotels under our proprietary brands, including Hotel RL, Red Lion Hotels, Red Lion Inns & Suites and Leo Hotel Collection (the "Red Lion Brands"). The Red Lion Brands represent upscale and midscale full and select service hotels. As of December 31, 2014, the Red Lion network of hotels was comprised of 55 hotels located in ten states and one Canadian province. The Red Lion Hotels and Red Lion Inn & Suites network was comprised of 53 hotels with 8,564 rooms and 421,322 square feet of meeting space, of which we operated 19 hotels (14 are wholly owned and five are leased) and 34 are franchised. The Leo Hotel Collection was comprised of two hotels with 3,256 rooms and 241,000 square feet of meeting space.

We are also engaged in entertainment operations, which derive revenues from promotion and presentation of entertainment productions and ticketing services under the operations of WestCoast Entertainment and TicketsWest. The ticketing service offers online ticket sales, ticketing inventory management systems, call center services, and outlet/electronic distributions for event locations.

We were incorporated in the state of Washington in April 1978, and until 2005 operated hotels under various brand names including Cavanaughs Hotels and WestCoast Hospitality Corporation. The financial statements encompass the accounts of Red Lion Hotels Corporation and all of its consolidated subsidiaries, including Red Lion Hotels Holdings, Inc., Red Lion Hotels Franchising, Inc., and Red Lion Hotels Limited Partnership ("RLHLP").

During a portion of the first quarter of 2012, RLHC owned 99.7% of RLHLP. The remaining 0.3% is reflected in our first quarter 2012 financial statements as non-controlling interest. In February 2012, we elected to issue 44,837 shares of our common stock in exchange for a like number of operating partnership units that then certain limited partners had put to RLHLP. RLHLP remained in existence as a limited partnership because there were 70,842.51 operating partnership units held by North River Drive Company, a wholly owned subsidiary of RLHC. In December 2012, North River Drive Company was merged into RLHC and no longer exists. However, RLHLP remains as a limited partnership for state law (but not federal tax) purposes because Red Lion Hotels Corporation and its wholly owned subsidiary, Bellevue Inn LLC, are its two partners.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared by RLHC pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with generally accepted accounting principles in the United States of America ("GAAP"), and include all accounts and wholly and majority-owned subsidiaries' accounts. All significant inter-company and inter-segment transactions and accounts have been eliminated upon consolidation.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. At times, cash balances at banks and other financial institutions may be in excess of federal insurance limits.

Restricted Cash

In accordance with our various borrowing arrangements, at December 31, 2014 cash of approximately 0.2 million was held for collateralizing a letter of credit for an equity method investment.

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

The following schedule summarizes the activity in the allowance account for trade accounts receivable for the past three years for continuing operations:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Allowance for doubtful accounts, continuing operations
Balance, beginning of year	$132	$98	$387
Additions to allowance	244	95	137
Write-offs, net of recoveries	(73)	(61)	(426)
Balance, end of year	$303	$132	$98

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

Valuation of Long-Lived Assets

We test long-lived asset groups for recoverability when changes in circumstances indicate the carrying value may not be recoverable, for example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, or significant negative industry or economic trends. We also perform a test for recoverability when management has committed to a plan to sell or otherwise dispose of an asset group and the plan is expected to be completed within a year. We evaluate recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that we expect will be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the estimated fair value. When we recognize an impairment loss for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their remaining useful life.

We base our calculations of the estimated fair value of an asset group on the income approach or the market approach. The assumptions and methodology utilized for the income approach are the same as those described in the "Valuation of Goodwill" caption. For the market approach, we use analyses based primarily on market comparables, recent appraisals and assumptions about market capitalization rates, growth rates, and inflation.

For information on impairment losses recorded in 2014, 2013 and 2012 associated with long-lived assets, see Note 4.

Valuation of Goodwill and Indefinite Lived Intangible Assets

We assess goodwill and other intangibles for potential impairments annually as of October 1, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. For purposes of goodwill impairment testing, we have determined that the individual segments where goodwill is recorded constitute reporting units as defined in the literature.

We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The qualitative factors include economic environment, business climate, market capitalization, operating performance, competition, and other factors. If quantitative analyses are required, in the first step of evaluating goodwill for impairment we compare the estimated fair value of the reporting unit with its carrying value. If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed.

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

We base our calculations of the estimated fair value of a reporting unit on a combined income and market approach. For the income approach, we use a discounted cash flow model that includes the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on historical data and experience, third-party appraisals, industry projections, micro and macro general economic condition projections, and our own expectations. For the market approach, we use analyses based primarily on market comparables and assumptions about market capitalization rates, growth rates, and inflation. See Note 7.

The impairment test for indefinite lived intangible assets consists of either a qualitative assessment or a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss, if any, is recognized for the amount by which the carrying value exceeds the fair value of the asset. Fair value is typically estimated using a discounted cash flow analysis.

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

During 2014, we sold the Red Lion Hotel Pocatello ("Pocatello property") and the Red Lion Hotel & Conference Center Kelso/Longview ("Kelso property") and received a $1.8 million secured promissory note and a $0.2 million secured promissory note, respectively.

During 2013, we sold a property, the Red Lion Hotel Pendleton ("Pendleton property") and received a $1.7 million secured promissory note.

During 2012, we sold two properties, the Red Lion Hotel Sacramento at Arden Village ("Sacramento property") and the Red Lion Hotel Denver Southeast in Aurora, Colorado ("Denver Southeast property") and received a $2.7 million secured promissory note and a $4.0 million secured promissory note, respectively.

Other Assets

Other assets primarily include deferred loan costs, equity method and cost method investments discussed in Note 1. Equity method investments are carried at cost, adjusted for our proportionate share of earnings and any investment disbursements. Cost method investments are carried at their original purchase price. Deferred loan costs are amortized using the effective interest method over the term of the related loan agreement.

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

Deferred Income

In 2003, we sold a hotel to an unrelated party in a sale-operating leaseback transaction. The pre-tax gain on the transaction of approximately $7.0 million was deferred and is being amortized into income over the period of the lease term, which expires in November 2018 and is renewable for three, five-year terms at our option. During 2014, 2013 and 2012, we recognized income of approximately $0.5 million each year for the amortization of the deferred gain. The remaining balance at December 31, 2014, was $1.8 million.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning, and results of recent operations. At December 31, 2014, a valuation allowance has been recorded to reduce our deferred tax assets to an amount that is more likely than not to be realized. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and

(2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. See Note 14.

Revenue Recognition

Revenue is generally recognized as services are provided. When payments from customers are received before services have been performed, the amount received is recorded as deferred revenue until the service has been completed. We recognize revenue from the following sources:

•
Hotels - Room rental and food and beverage sales from owned and leased hotels and management fees from hotels under management contract. Revenues are recognized when services have been performed, generally at the time of the hotel stay or guests visit to the restaurant and at the time the management services are provided.

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

Advertising and Promotion

Costs associated with advertising and promotional efforts are generally expensed as incurred. During the years ended December 31, 2014, 2013 and 2012, we incurred approximately $3.4 million, $3.9 million and $3.1 million, respectively, in advertising expense from continuing operations.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers". ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. We are in the process of evaluating this guidance and our method of adoption.

Management has assessed the potential impact of other recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to our company, or are not anticipated to have a material impact on our consolidated financial statements.

3.	Business Segments

We have three operating segments: hotels, franchise and entertainment. The "other" segment consists of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables, certain property and equipment and general and administrative expenses, which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense and income taxes; therefore, it has not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues and expenses.

Selected information with respect to continuing operations is provided below (in thousands):

	Year ended December 31,
	2014	2013	2012
Revenues:
Hotels	$118,616	$120,391	$131,112
Franchise	9,618	7,136	5,177
Entertainment	17,115	9,439	9,165
Other	77	341	442
	$145,426	$137,307	$145,896
Operating income (loss):
Hotels	$11,807	$(2,211)	$(2,785)
Franchise	2,565	531	374
Entertainment	1,981	(109)	(244)
Other	(9,594)	(9,056)	(7,714)
	$6,759	$(10,845)	$(10,369)
Capital expenditures:
Hotels	$24,255	$11,882	$7,690
Franchise	20	320	6
Entertainment	241	10	171
Other	375	280	785
	$24,891	$12,492	$8,652
Depreciation and amortization:
Hotels	$11,394	$12,643	$13,229
Franchise	49	49	45
Entertainment	350	359	389
Other	969	909	1,305
	$12,762	$13,960	$14,968

	Year ended December 31,
	2014	2013	2012
Identifiable assets:
Hotels	$190,332	$192,225	$212,418
Franchise	9,807	9,348	8,994
Entertainment	6,161	6,759	5,976
Other (1)	17,054	26,294	33,554
	$223,354	$234,626	$260,942
(1) Includes the identifiable assets of assets classified as held for sale.

4.	Property and Equipment

Property and equipment used in continuing operations is summarized as follows (in thousands):

	December 31,
	2014	2013
Buildings and equipment	$182,273	$188,331
Furniture and fixtures	31,910	32,685
Landscaping and land improvements	6,943	6,459
	221,126	227,475
Less accumulated depreciation and amortization	(117,968)	(117,343)
	103,158	110,132
Land	39,087	48,886
Construction in progress	18,165	7,338
Property and equipment, net	$160,410	$166,356

The table above excludes the property and equipment balances of assets held for sale. See Note 5 for further discussion.

Impairments on property and equipment are summarized below:

	Impairment Recorded
	Year Ended December 31,			Continuing	Discontinued	Year
	2014	2013	2012	Operations	Operations	Sold
	(in millions)
Red Lion Hotel Wenatchee	$—	$1.0	$—	x		2015
Red Lion Hotel Canyon Springs	—	2.6	—	x		2014
Red Lion Hotel Yakima Center	—	0.7	—	x		2014
Red Lion Hotel & Conference Center Kelso/Longview	—	1.5	—	x		2014
Red Lion Hotel Pocatello	—	2.0	—	x		2014
Red Lion Hotel Eugene	—	1.1	—		x	2014
Red Lion Hotel Medford	—	—	0.8		x	2013
Kalispell Center Mall	—	—	2.2		x	2013
Red Lion Hotel Pendleton	—	—	2.3	x		2013
Red Lion Hotel Missoula	—	—	0.9	x		2013
Red Lion Hotel Denver Southeast	—	—	3.9	x		2012
Red Lion Colonial Hotel	—	—	2.3	x		2012
Red Lion Hotel Sacramento at Arden Village	—	—	3.9		x	2012

5. Assets Held for Sale

The following properties were classified as assets held for sale as of December 31, 2014: the Red Lion Hotel Bellevue in Bellevue, Washington ("Bellevue property") and the Red Lion Hotel Wenatchee in Wenatchee, Washington ("Wenatchee property"). The Bellevue property and the Wenatchee property were sold in 2015. See Note 18 for more information.

The following properties were classified as assets held for sale as of December 31, 2013: the Red Lion Hotel Canyon Springs in Twin Falls, Idaho ("Canyon Springs property"), the Red Lion Hotel Columbia Center in Kennewick, Washington ("Kennewick property"), the Red Lion Hotel Yakima Center in Yakima Washington ("Yakima property"), the Red Lion Hotel & Conference Center Kelso/Longview ("Kelso property"), the Red Lion Hotel Pocatello ("Pocatello property"), and the Red Lion Hotel Wenatchee ("Wenatchee property"). These properties were classified as assets held for sale in the fourth quarter of 2013. The Canyon Springs, Kennewick, Yakima, Kelso, and Pocatello properties were sold in 2014.

The property and equipment of these properties that are classified as assets held for sale on the consolidated balance sheets (beginning in the year classified as held for sale) as of December 31, 2014 and 2013 are detailed in the table below (in thousands):

	2014	2013
Buildings and equipment	$16,339	$25,367
Furniture and fixtures	345	1,138
Landscaping and land improvements	1,948	7,337
	18,632	33,842
Less accumulated depreciation	(8,537)	(25,207)
	10,095	8,635
Land	11,066	9,478
Construction in progress	12	233
Assets held for sale	$21,173	$18,346

6.	Discontinued Operations

During 2014, we ceased the operation of the Red Lion Hotel Eugene in Eugene, Oregon ("Eugene property") when we assigned our leased to a third party. Accordingly, all operations of this property have been classified as discontinued operations for all periods presented.

During 2013, we terminated a catering contract in Yakima, Washington. Accordingly, all operations under this contract have been classified as discontinued operations for all periods presented. Certain property and equipment related to these operations were considered abandoned and a pre-tax loss on disposition of assets of $0.1 million has been recognized in discontinued operations.

During 2013, we closed on the sales of the Kalispell Center Mall property in Kalispell, Montana ("Kalispell Mall property"), the Red Lion Hotel Medford in Medford, Oregon ("Medford property") and the Red Lion Hotel Sacramento at Arden Village ("Sacramento property"). We no longer have continuing involvement in these properties; therefore the operations of these properties have been classified as discontinued operations for all periods presented.

The following table summarizes the results of discontinued operations for the periods indicated (in thousands):

	Year ended December 31,
	2014	2013	2012
Revenues	$133	$5,778	$10,048
Operating expenses	(290)	(5,233)	(7,497)
Hotel facility and land lease	(30)	(423)	(717)
Depreciation and amortization	—	(187)	(847)
Interest Expense	—	—	595
Loss on asset dispositions	—	(1,073)	—
Income tax (expense) benefit	—	(66)	(573)
Loss from operations of discontinued business units	(187)	(1,204)	1,009
Loss on disposal or impairment of the assets of discontinued business units	(2)	(773)	(7,092)
Income tax benefit	—	—	2,566
Loss on impairment of the assets of the discontinued business units	(2)	(773)	(4,526)
Loss from discontinued operations	$(189)	$(1,977)	$(3,517)

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

•	In April 2014, we closed on the sale of the Yakima property for $3.7 million.

•	In May 2014, we closed on the sale of the Kennewick property for $5.9 million.

•	In May 2014, we closed on the sale of the Kelso property for $4.8 million. $4.6 million was paid in cash and the remainder was paid via a secured promissory note due in January 2016.

•	In June 2014, we closed on the sale of the Canyon Springs property for $2.5 million.

•
In October 2014, we closed on the sale of the Pocatello property for $3.0 million. $2.2 million was paid in cash and the remainder was paid via a secured promissory note that requires minimum monthly payments and is due in full in October 2018.

•	In January 2015, we closed on the sale of the Wenatchee property for $4.1 million. See Note 18 for further discussion.

7.	Goodwill and Intangibles

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

We assess goodwill and the brand name for potential impairments annually as of October 1, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets. We did not impair any goodwill during the year ended December 31, 2014 or December 31, 2013.

The following table summarizes the balances of goodwill and other intangible assets (in thousands):

	December 31,
	2014	2013
Goodwill	$8,512	$8,512

Intangible assets
Brand name	$6,878	$6,878
Trademarks	134	114
Total intangible assets	$7,012	$6,992

Goodwill and other intangible assets attributable to each of our business segments at December 31, 2014 and 2013 were as follows (in thousands):

	December 31,
	2014		2013
		Intangible		Intangible
	Goodwill	Assets	Goodwill	Assets
Hotels	$—	$4,659	$—	$4,639
Franchise	5,351	2,347	5,351	2,347
Entertainment	3,161	6	3,161	6
Total	$8,512	$7,012	$8,512	$6,992

8.	Credit Facility and Long-Term Debt
During the third quarter of 2013, we entered into an agreement with Wells Fargo Bank, National Association ("Wells Fargo") to expand our existing credit facility. The balance of the term loan under the credit facility at the time of the expansion was $0.5 million and there was no outstanding balance on the revolving line of credit. The term loan was increased to a total of $45.0 million, with $38.2 million used to refinance nine fixed-rate notes collateralized by individual properties ("CMBS debt") that were maturing in July 2013.
The original terms of the expanded facility are as follows:

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

•	The term loan matures on June 30, 2018.

•	A $10 million revolving line of credit is available under the facility until June 30, 2015.

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

•
Our obligations under the facility are (i) guaranteed by our subsidiaries Red Lion Hotels Limited Partnership, Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Holdings, Inc., (ii) secured by our accounts receivable and inventory, and (iii) further collateralized by 19 of our hotel properties located in Bellevue, Spokane, Olympia, Port Angeles, Richland, Pasco and Wenatchee, Washington; in Post Falls and Boise, Idaho; in Bend and Coos Bay, Oregon; in Eureka and Redding, California; and in Salt Lake City, Utah.

The facility required us to comply with customary affirmative and negative covenants, as well as financial covenants relating to leverage, debt service, and loan coverage ratios. It also included customary events of default. We were in compliance with these covenants at December 31, 2014.

At December 31, 2014 outstanding debt was $61.0 million. The debt balance includes the $30.5 million outstanding on the term loan with Wells Fargo and unamortized origination fees on the debt of $0.3 million. In addition to this term loan, we also had a revolving line of credit with Wells Fargo for up to $10 million, a portion of which supported outstanding letters of credit. At December 31, 2014, $7.0 million on the revolving line of credit was available as we had $3.0 million in letters of credit as of that date. Also included in the total debt amount is $30.8 million of debentures due to Red Lion Hotels Capital Trust that matures in 2044. See Note 10 for further discussion.

As discussed in Note 6, during 2014, we completed the sales of the Yakima, Kelso, Kennewick, Canyon
Springs and Pocatello properties, which were pledged as collateral for our credit facility. As required under the terms of the loan, we made principal payments totaling $10.4 million from the proceeds of the sales. As of December 31, 2014, principal payments of $591,689 were required on the term loan on the last day of each calendar quarter or the first business day thereafter.

As discussed in Note 18, subsequent to year-end, we completed the sales of the Bellevue and Wenatchee properties. We also, as part of a joint venture transaction, repaid the outstanding balance of our secured debt with Wells Fargo and the joint venture obtained a new $53.8 million mortgage loan from Capital Source, a division of Pacific Western Bank. The revolving line of credit was terminated as part of these transactions.

Contractual maturities for the term loan and revolving line of credit outstanding at December 31, 2014, for the remaining term, are summarized by year as follows (in thousands):

Year Ending December 31,	Amount
2015	$2,261
2016	2,261
2017	2,261
2018	23,744
$30,527

9.	Derivative Financial Instruments

We do not enter into derivative transactions for trading purposes, but rather to hedge our exposure to interest rate fluctuations. We manage our floating rate debt using interest rate swaps in order to reduce our exposure to the impact of changing interest rates and future cash outflows for interest.

As required under the Wells Fargo credit facility, we entered into an interest rate swap with Wells Fargo to hedge the first 40% of our interest rate exposure. The swap had an original notional amount of $18.0 million and a fixed rate of 4.88%. Our contractual quarterly payments reduced the outstanding notional amount to $16.2 million as of December 31, 2014. The swap was settled on the same day as the required monthly interest payments on the term loan and expired on June 29, 2018.

From inception through the second quarter of 2014, our interest rate swap was designated as a cash flow hedge. The gains and losses in the fair value of the swap were recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss) ("AOCI") on the consolidated balance sheets. As a result of the additional principal payments made concurrent with the sales of our properties, we no longer qualified for hedge accounting and we de-designated the interest rate swap as a cash flow hedge. Beginning in the third quarter of 2014, the gains and losses in the fair value of the swap were recorded as interest expense on the consolidated statements of comprehensive income (loss) and the AOCI balance was amortized and expensed as interest expense over the remaining life of the interest rate swap.

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

At December 31, 2014, the valuation of the interest rate swap resulted in the recognition of a swap liability totaling $0.2 million, which is included in other accrued expenses on the balance sheet.

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

We borrowed all of the proceeds from the offering, including our original 3% trust common investment of $1.4 million, on the same day through 9.5% debentures that are included as a long-term liability on our consolidated balance sheets. The debentures mature in 2044 and their payment terms mirror the distribution terms of the trust securities. The debenture agreement required the mandatory redemption of 35% of the then-outstanding trust securities at 105% of issued value if we completed an offering of common shares with gross proceeds of greater than $50 million. In accordance therewith and in connection with a common stock offering in May 2006, we repaid approximately $16.6 million of the debentures due the Trust. The Trust then redeemed 35% of the outstanding trust preferred securities and trust common securities at a price of $26.25 per share, a 5% premium over the issued value of the securities. Of the $16.6 million, approximately $0.5 million was received back by us for our trust common securities and was reflected as a reduction of our investment in the Trust. At December 31, 2014 and 2013, debentures due the Trust totaled $30.8 million.

11.	Commitments and Contingencies

At any given time we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a materially adverse effect on our consolidated financial position or net cash flow.

Due to our equity method investment in a 19.9% owned real estate venture, we are considered a guarantor of the mortgage for the building associated with that investment. We would be obligated to pay a portion of this mortgage in the event the real estate venture were unable to meet its principal or interest payment obligations. As of December 31, 2014, the maximum amount payable under this guarantee was approximately $1.9 million, which represents 19.9% of the outstanding mortgage balance. At December 31, 2014, it was not probable that we would be required to pay any of this amount; thus we have not accrued a liability for any portion of this obligation in our December 31, 2014 financial statements.

12.	Stockholders' Equity

We are authorized to issue 50 million shares of common stock, par value $0.01 per share, and five million shares of preferred stock, par value $0.01 per share. As of December 31, 2014, there were 19,846,508 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. The board of directors has the authority, without action by the shareholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights of the common stock.

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

Stock Incentive Plans

As approved by our shareholders, the 1998 Stock Incentive Plan and the 2006 Stock Incentive Plan, as amended, authorize the grant or issuance of various option or other awards including restricted stock grants and other stock-based compensation. The 2006 plan allows awards covering up to two million shares (subject to adjustments for stock splits, stock dividends and similar events). The 1998 plan allows awards covering up to 1.4 million shares, although as a condition to the approval of the 2006 plan, we no longer grant or issue awards under the 1998 plan. The compensation committee of the board of directors administers the 2006 plan and establishes to whom awards are granted and the type and terms and conditions, including the exercise period, of the awards. As of December 31, 2014, there were 448,788 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.

Stock based compensation expense reflects the fair value of stock based awards measured at grant date, including an estimated forfeiture rate, and is recognized over the relevant service period. Stock-based compensation expense related to these awards during 2014, 2013 and 2012 for employees was approximately $0.9 million, $1.3 million and $0.8 million, respectively.

Stock-based compensation expense includes $0.3 million of expense recorded upon the separation of our former Executive Vice President and Chief Financial Officer in 2014 and $0.5 million of expense recorded upon the retirement of our former President and Chief Executive Officer in 2013.

In addition to the awards mentioned above, during the years ended December 31, 2014, 2013 and 2012, there were 85,442, 77,360 and 58,705 shares of common stock, respectively, issued in aggregate to non-management directors as compensation for service. During the years ended December 31, 2014, 2013 and 2012, we recognized compensation expense of approximately $0.5 million, $0.6 million and $0.5 million, respectively, upon issuance.

Stock Options

Stock options issued are valued based upon the Black-Scholes option pricing model and we recognize this value as an expense over the periods in which the options vest. Use of the Black-Scholes option-pricing model requires that we make certain assumptions, including expected volatility, forfeiture rate, risk-free interest rate, expected dividend yield and expected life of the options, based on historical experience. Volatility is based on historical information with terms consistent with the expected life of the option. The risk free interest rate is based on the quoted daily treasury yield curve rate at the time of grant, with terms consistent with the expected life of the option. No stock options were granted in 2014, 2013 or 2012.

A summary of stock option activity for the year ended December 31, 2014, is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2014	167,607	$9.41
Options granted	—	$—
Options exercised	—	$—
Options forfeited	(92,431)	$8.87
Balance, December 31, 2014	75,176	$10.27
Exercisable, December 31, 2014	75,176	$10.27

Additional information regarding stock options outstanding and exercisable as of December 31, 2014, is presented below.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Exercise Price	Aggregate Intrinsic Value(1)	Number Exercisable	Exercise Price	Aggregate Intrinsic Value(1)
7.46	3,500	0.86	2015	$7.46	$—	3,500	$7.46	$—
8.74	40,836	3.39	2018	8.74	—	40,836	8.74	—
12.21	15,195	1.89	2016	12.21	—	15,195	12.21	—
13.00	15,645	2.38	2017	13.00	—	15,645	13.00	—
	75,176	2.76	2015-2018	$10.27	$—	75,176	$10.27	$—
____________

(1)
The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been exercised on the last trading day of 2014, based upon our closing stock price of $6.34.

Restricted Stock Units, Shares Issued as Compensation

During 2014, 2013 and 2012, we granted 319,168, 218,356 and 169,036 unvested restricted stock units, respectively, to executive officers and other key employees, the majority of which vest 25% each year for four years on each anniversary of the grant date. While all of the shares are considered granted, they are not considered issued or outstanding until vested. As of December 31, 2014, 2013 and 2012 there were 398,513, 303,749 and 323,561 unvested restricted stock units outstanding, respectively. Since we began issuing restricted stock units, approximately 22.1% of total restricted stock units granted have been forfeited.

A summary of restricted stock unit activity for the year ended December 31, 2014, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2014	303,749	$7.32
Granted	319,168	$5.63
Vested	(117,758)	$7.18
Forfeited	(106,646)	$7.01
Balance, December 31, 2014	398,513	$6.09

 117,758 shares of common stock were issued to employees in 2014 as their restricted stock units vested. Under the terms of the 2006 plan and upon issuance, we authorized a net settlement of distributable shares to employees after consideration of individual employees' tax withholding obligations, at the election of each employee.

During 2014, 2013 and 2012, we recognized approximately $0.9 million, $1.2 million and $0.8 million, respectively, in compensation expense related to these grants, and expect to record an additional $1.6 million in compensation expense over the remaining weighted average vesting periods of approximately 26 months.

Employee Stock Purchase Plan

In 2008, we adopted a new employee stock purchase plan ("ESPP") upon expiration of our previous plan. Under the ESPP, 300,000 shares of common stock are authorized for purchase by eligible employees at a discount through payroll deductions. No employee may purchase more than $25,000 worth of shares, or more than 10,000 total shares, in any calendar year. As allowed under the ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. During 2014, 2013 and 2012, there were 14,427, 13,765 and 17,304 shares, respectively, issued, and approximately $18,000, $17,000 and $16,000 was recorded in compensation expense related to the discount associated with the plan in each year, respectively.

13.     Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share amounts):

	Year ended December 31,
	2014	2013	2012
Numerator - basic and diluted:
Income (loss) from continuing operations	$2,492	$(15,070)	$(11,164)
Less net income or loss attributable to noncontrolling interest	—	—	(7)
Income (loss) from discontinued operations	(189)	(1,977)	(3,517)
Net income (loss)	$2,303	$(17,047)	$(14,674)
Denominator:
Weighted average shares - basic	19,785	19,575	19,327
Weighted average shares - diluted	19,891	19,575	19,327
Earnings (loss) per share:
Basic and Diluted
Income (loss) from continuing operations	$0.13	$(0.77)	$(0.58)
Income (loss) from discontinued operations	$(0.01)	$(0.10)	$(0.18)
Net income (loss)	$0.12	$(0.87)	$(0.76)
At December 31, 2014, 75,176 options to purchase common shares were considered antidilutive.
At December 31, 2013 and 2012 all of the 167,607 and 172,814 options to purchase common shares and all of the 303,749 and 323,561 restricted stock units outstanding as of that date were considered antidilutive in the period.

14.Income Taxes

Major components of the income tax expense (benefit) from continuing operations for the years ended December 31, 2014, 2013 and 2012, are as follows (in thousands):

	December 31,
	2014	2013	2012
Current:
Federal (benefit) expense	$—	$(17)	$(153)
State (benefit) expense	25	32	6
Deferred (benefit) expense	6	(766)	(8,376)

Income tax (benefit) expense	31	(751)	(8,523)
Less: tax benefit of discontinued operations	—	(66)	1,994
Income tax (benefit) expense from continuing operations	$31	$(817)	$(6,529)

The differences between income taxes expected at the U.S. federal statutory income tax rate of 34 percent and the reported income tax (benefit) expense are summarized as follows (in thousands, except percentages):

	December 31,
	2014		2013		2012
	Amount	%	Amount	%	Amount	%
(Benefit) provision at federal statutory rate	$858	34.0%	$(6,051)	-34.0%	$(7,887)	-34.0%
State tax (benefit) expense	23	0.9%	(365)	-2.0%	(774)	-3.3%
Effect of tax credits	(173)	-6.9%	(433)	-2.4%	(336)	-1.4%
Other	286	11.3%	205	1.1%	474	2.0%
Valuation allowance	(963)	-38.2%	5,893	33.1%	—	—%
Income tax (benefit) expense	31	1.2%	(751)	-4.2%	(8,523)	-58.1%
Effect of discontinued operations	—	—%	(66)	—%	1,994	—%
Income tax (benefit) expense from continuing operations	$31	1.2%	$(817)	-5.1%	$(6,529)	-36.9%
Significant components of the net deferred tax assets and liabilities at December 31, 2014 and 2013, are as follows (in thousands):

	December 31,
	2014		2013
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$—	$11,889	$—	$11,680
Brand name	—	2,485	—	2,502
Other intangible assets	—	208	—	211
Gain on sale leaseback	1,079	—	1,257	—
Tax credit carryforwards	4,484	—	4,299	—
Federal and state net operating losses	10,250	—	10,746	—
Other	872	—	1,177	—
Valuation allowance	(4,916)	—	(5,893)	—
Total	$11,769	$14,582	$11,586	$14,393

At December 31, 2014 and 2013, we had federal gross operating loss carryforwards of approximately $27.3 million and $28.6 million, respectively; state gross operating loss carryforwards of approximately $20.5 million and $21.8 million, respectively; and federal and state tax credit carryforwards of approximately $4.5 million and $4.3 million, respectively. The federal net operating loss carryforwards will expire beginning in 2033, and the state net operating loss carryforwards will expire beginning in 2017; the tax credit carryforwards will begin to expire in 2024.

We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2014, a valuation allowance of $4.9 million has been recorded to reduce deferred tax assets to an amount that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. Should we determine we will be able to realize our deferred tax assets, the tax benefits relating to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

We recognize the financial statement effect of a tax position when it is more likely than not to be sustained on the basis of its technical merits. We have no material uncertain tax positions at December 31, 2014 and 2013, and do not anticipate a significant change in any unrecognized tax benefits over the next twelve months. Accordingly, we have not provided for any unrecognized tax benefits or related interest and penalties. We account for penalties and interest related to unrecognized tax benefits as a component of income tax expense. With limited exception, we are no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for years prior to 2008.

15.    Operating Lease Commitments

Total future minimum payments due under all current term operating leases at December 31, 2014, are as indicated below (in thousands):

Year Ended December 31,
2015	$7,072
2016	2,199
2017	1,481
2018	1,366
2019	750
Thereafter	8,020
Total	$20,888

Total rent expense from continuing operations, under leases for the years ended December 31, 2014, 2013 and 2012 was $5.2 million, $4.5 million, and $4.1 million, respectively, shown as hotel facility and land lease expense on our consolidated statements of comprehensive income (loss).

We have leasehold interests at five hotel properties as well as our corporate headquarters located in Spokane, Washington. These leases require us to pay fixed monthly rent and have expiration dates of 2016 and beyond. The table below summarizes the terms of the leases, including extension periods at our option, for our hotel properties as of December 31, 2014:

Property	Expiration date of lease	Extension periods
Red Lion River Inn	October 2018	Three renewal terms of five years each
Red Lion Hotel Seattle Airport	December 2024	One renewal term of five years
Red Lion Hotel Vancouver (at the Quay) (1)	December 2015	None
Red Lion Anaheim	April 2016	18 renewal terms of five years each
Red Lion Hotel Kalispell	April 2028	Three renewal terms of five years each
__________
(1) In September 2014, we amended the lease for Red Lion Hotel Vancouver (at the Quay) to revise the lease term to December 31, 2015. In addition, we have the right to terminate the lease after December 31, 2014 with a payment of $3.0 million. If we have not previously terminated the lease, the lease will expire on December 31, 2015 with a required payment of $3.0 million.

16. Related-Party Transactions

We conducted various business transactions in which the counterparty was considered a related party due to the relationships between us and the counterparty's officers, directors and/or equity owners. The nature of the transactions was limited to performing certain management and administrative functions for the related entities, commissions for real estate sales and leased office space. The total aggregate value of these transactions in 2014, 2013 and 2012 was $0.0 million, $0.1 million and $0.5 million, respectively.

17.	Fair Value of Financial Instruments

Estimated fair values of financial instruments (in thousands) are shown in the table below. The carrying amounts for cash and cash equivalents, accounts receivable, notes receivable and current liabilities are reasonable estimates of their fair values. We estimate the fair value of our long-term debt, excluding leases, using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. The debentures are valued at the closing price on December 31, 2014, of the underlying trust preferred securities on the New York Stock Exchange, which was a directly observable Level 1 input. The fair values provided below are not necessarily indicative of the amounts we or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents and restricted cash(1)	$5,351	$5,351	$13,058	$13,058
Accounts receivable(1)	$6,752	$6,752	$6,283	$6,283
Notes receivable	$5,284	$5,284	$5,095	$5,095
Financial liabilities:
Current liabilities, excluding debt(1)	$18,469	$18,469	$16,238	$16,238
Total debt	$30,200	$30,683	$43,058	$44,311
Debentures	$30,825	$31,639	$30,825	$32,058
__________

(1)	Includes the cash, accounts receivable, and current liabilities of discontinued operations held for sale.

18.	Subsequent Events
In January 2015, we transferred 12 of our wholly owned hotels into RL Venture LLC a newly created entity that was initially wholly owned by us. Subsequently, we sold a 45 percent member interest in RL Venture LLC to Shelbourne Falcon RLHC Hotel Investors LLC ("Shelbourne"). We concurrently repaid the outstanding balance of our secured debt with Wells Fargo Bank. The joint venture also obtained a new mortgage loan from Capital Source, a division of Pacific Western Bank, secured by the 12 properties. Shelbourne is an entity led by Shelbourne Capital LLC and includes several other institutional real estate investors, including Columbia Pacific Real Estate Fund II, LP, an affiliate of the company's largest shareholder Columbia Pacific Opportunity Fund, LP. All 12 hotels will continue to be managed by RLHC's wholly owned subsidiary, Red Lion Hotels Management, Inc., under an initial five-year management contract, with three five-year extensions. These hotels will continue to be consolidated as the joint venture is considered a variable interest entity and we are the primary beneficiary. In connection with Shelbourne's investment in the joint venture, RLHC issued to Shelbourne warrants to acquire 442,533 shares of common stock at $6.78 per share.
The new mortgage loan has a base principal amount of $53.8 million and an additional $26.0 million over a two-year period to cover expenses related to improvements to the properties owned by the joint venture. The loan has a four-year term with a one-year extension option, and interest under the advanced portions of the loan will be calculated at LIBOR plus 4.75%. Interest only payments are due monthly commencing February 2015. Monthly principal payments are required beginning in January 2017 and are based on a 25 year amortization period based on the then current outstanding principal amount. The joint venture is required to buy an interest rate cap at standard market terms and in the event of any prepayment, are required to pay the lender a penalty tied to their cumulative receipt of $6 million in minimum interest. The loan is non-recourse except that several investors in the joint venture, including the company, are required to sign guarantees regarding, amongst other things, the completion of certain improvements to the joint venture properties, environmental covenants, losses incurred by the lender and any event of bankruptcy involving the joint venture or its owners. The loan agreement contains customary reporting and operating covenants applicable to the joint venture, including requirements for lender approval of annual operating and capital budgets, under certain conditions.

On January 22, 2015, we sold the Wenatchee property for $4.1 million and concurrently entered into a franchise agreement with the new owner. See Note 5 for more information.
On February 18, 2015, we sold the Bellevue property for $35.4 million and concurrently entered into a management agreement with the new owner. See Note 5 for more information.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2014, based on these criteria.
Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report which is included herein.
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Red Lion Hotels Corporation
Spokane, Washington
We have audited Red Lion Hotels Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Red Lion Hotels Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Red Lion Hotels Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Red Lion Hotels Corporation as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Spokane, WA
February 26, 2015

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Executive Officers of the Registrant

Name	Age	Position
Gregory T. Mount	54	President and Chief Executive Officer
James A. Bell	47	Executive Vice President, Chief Financial Officer
Harry G. Sladich	53	Executive Vice President, Hotel Operations and Sales
William J. Linehan	49	Executive Vice President, Chief Marketing Officer
Thomas L. McKeirnan	46	Executive Vice President, General Counsel and Secretary
Jack G. Lucas	62	Vice President and President, TicketsWest

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

James A. Bell.  Mr. Bell was appointed Executive Vice President, Chief Financial Officer effective October 29, 2014. Mr. Bell joined RLHC from Coldwater Creek, Inc., where he was most recently President and Interim Chief Executive Officer, and also served as Executive Vice President, Chief Operating Officer and Chief Financial Officer from January 2012 to June 2014, Senior Vice President Chief Financial Officer from March 2010 to January 2012 and Vice President of Finance from September 2009 to March 2010. From 2007 to 2009 Mr. Bell served as Senior Vice President Finance and Planning for Harry & David Holdings, Inc., and from 2002 to 2007, he was Senior Director of Finance and Controller for international clothing retailer The Gap, Inc. Prior to working at The Gap, Inc., Mr. Bell was Vice President in the technology investment banking group at Piper Jaffray, Inc. From May 1989 to June 1998, Mr. Bell served as a U.S. Navy officer and Naval Flight Officer.

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

Jack G. Lucas.    Mr. Lucas serves as Vice President of RLHC and President of TicketsWest. He is in charge of overseeing all of the various departments within our entertainment division. He has been President of TicketsWest since February 2006 and Vice President of RLHC since August 1998. Mr. Lucas has approximately 29 years of experience in the entertainment industry, and has been employed by us since 1987. Mr. Lucas previously spent 13 years on the management staff of the City of Spokane Entertainment Facilities, which included a 2,700-seat performing arts center, 30,000-seat stadium, 8,500-seat coliseum, and convention center. Mr. Lucas was awarded the 2004 International Ticketing Professional of the Year award from the International Ticketing Association. In 2013, Mr. Lucas earned the prestigious International Ticketing Association INTIX Patricia Spira Lifetime Achievement Award.

The remainder of the information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2015 Annual Meeting of Shareholders under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” This proxy statement will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014 pursuant to Regulation 14A under the Securities Exchange Act of 1934.

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

The information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2015 Annual Meeting of Shareholders under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2015 Annual Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

See Item 5 of this Annual Report on Form 10-K for information regarding our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2015 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Transactions,” and “Corporate Governance - Director Independence.”

Item 14.	Principal Accounting Fees and Services

The information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2015 Annual Meeting of Shareholders under the caption “Principal Accounting Fees and Services.”

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
3. Index to exhibits:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 in the Current Report on Form 8-K (Commission File No. 001‑13957) filed on May 25, 2011)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 in the Current Report on Form 8-K (Commission File No. 001‑13957) filed on August 12, 2013)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 in the Form S‑3/A (Commission File No. 333-133287) filed on May 15, 2006)

4.2	Certificate of Trust of Red Lion Hotels Capital Trust (incorporated by reference to Exhibit 4.2 in the Form S‑1 (Commission File No. 333‑110214) filed on November 4, 2003)

4.3	Declaration of Trust of Red Lion Hotels Capital Trust (incorporated by reference to Exhibit 4.3 in the Form S‑1 (Commission File No. 333‑110214) filed on November 4, 2003)

4.4
Amended and Restated Declaration of Trust of Red Lion Hotels Capital Trust (incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K (Commission File No. 001‑13957) filed on March 19, 2004)

4.5
Indenture for 9.5% Junior Subordinated Debentures Due February 24, 2044 (incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K (Commission File No. 001‑13957) filed on March 19, 2004)

4.6
Form of Certificate for 9.5% Trust Preferred Securities (Liquidation Amount of $25 per Trust Preferred Security) of Red Lion Hotels Capital Trust (incorporated by reference to Exhibit 4.3 in the Current Report on Form 8-K (Commission File No. 001‑13957) filed on March 19, 2004)

4.7	Form of 9.5% Junior Subordinated Debenture Due February 24, 2044 (incorporated by reference to Exhibit 4.4 in the Current Report on Form 8-K (Commission File No. 001‑13957) filed on March 19, 2004)

4.8
Trust Preferred Securities Guarantee Agreement dated February 24, 2004 (incorporated by reference to Exhibit 4.5 in the Current Report on Form 8-K (Commission File No. 001‑13957) filed on March 19, 2004)

4.9	Trust Common Securities Guarantee Agreement dated February 24, 2004 (incorporated by reference to Exhibit 4.6 in the Current Report on Form 8-K (Commission File No. 001‑13957) filed on March 19, 2004)

Executive Compensation Plans and Agreements

10.1	1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on May 15, 2001)

10.2
Form of Notice of Grant of Stock Options and Option Agreement for the 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K (Commission File No. 001‑13957) filed on November 15, 2005)

10.3	2006 Stock Incentive Plan (incorporated by reference to Appendix C to the Schedule 14A (Commission File No. 001‑13957) filed on April 20, 2006)

10.4	First Amendment to 2006 Stock Incentive Plan (incorporated by reference to Appendix A to the Schedule 14A (Commission File No. 001‑13957) filed on April 22, 2009)

10.5
Form of Restricted Stock Unit Agreement -- Notice of Grant for the 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10 in the Current Report on Form 8-K (Commission File No. 001‑13957) filed on November 22, 2006)

10.6
Form of Notice of Grant of Stock Options and Option Agreement for the 2006 Stock Incentive Plan (incorporated by reference to Exhibit 20.1 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 14, 2006)

Exhibit Number	Description

10.7	2008 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Schedule 14A (Commission File No. 001‑13957) filed on April 22, 2008)

10.8	First Amendment to 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on March 11, 2010)

10.9	Executive Officer’s Incentive Pay Plan Effective January 1, 2014 (incorporated by reference to Exhibit 10.10 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on March 5, 2014)

10.10 **	Employment offer letter of Gregory T. Mount, as amended and restated on February 27, 2015

10.11 **	Employment offer letter of James A. Bell, as amended and restated on February 27, 2015

10.12 **	Employment offer letter of William J. Linehan, as amended and restated on February 27, 2015

10.13 **	Executive Employment Agreement between the Registrant and Thomas L. McKeirnan, as amended and restated on February 27, 2015

10.14 **	Employment offer letter of Harry G. Sladich, as amended and restated on February 27, 2015

10.15
Employment offer letter of Julie Shiflett, as amended and restated on May 21, 2013 (incorporated by reference to Exhibit 10.4 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 9, 2013)

10.16
Retention Agreement dated June 24, 2014 between the Registrant and Julie Shiflett (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 8, 2014)

Other Material Contracts

10.17
Second Amended and Restated Credit Agreement dated as of June 20, 2013 between the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 9, 2013)

10.18
Term Note dated June 20, 2013 for $45,000,000 payable by the Registrant to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 9, 2013)

10.19
Revolving Line of Credit Note dated June 20, 2013 for $10,000,000 payable by the Registrant to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 9, 2013)

** Exhibits filed with this report

Exhibit Number	Description

21 **	List of Subsidiaries of Red Lion Hotels Corporation

23 **	Consent of BDO USA, LLP

24	Powers of Attorney (included on signature page)

31.1 **	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)

31.2 **	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)

32.1 **	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(b)

32.2 **	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(b)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

** Exhibits filed with this report

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED LION HOTELS CORPORATION
Registrant

By /s/ GREGORY T. MOUNT
Gregory T. Mount
President and Chief Executive Officer

Date: February 26, 2015

POWERS OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Gregory T. Mount and James A. Bell and each of them severally, such person's true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, to execute in the name and on behalf of such person, individually and in each capacity stated below, any and all amendments to this report, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY T. MOUNT	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2015
Gregory T. Mount

/s/ JAMES A. BELL	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2015
James A. Bell

/s/ MELVIN L. KEATING	Chairman of the Board of Directors	February 26, 2015
Melvin L. Keating

/s/ JAMES P. EVANS	Director	February 26, 2015
James P. Evans

/s/ RYLAND P. DAVIS	Director	February 26, 2015
Ryland P. Davis

/s/ RAYMOND R. BRANDSTROM	Director	February 26, 2015
Raymond R. Brandstrom

/s/ DAVID J. JOHNSON	Director	February 26, 2015
David J. Johnson

/s/ MICHAEL VERNON	Director	February 26, 2015
Michael Vernon

/s/ ROBERT G. WOLFE	Director	February 26, 2015
Robert G. Wolfe