Form 10-Q
period 2015-03-31
Red Lion Hotels CORP
filed 2015-05-08
CIK 1052595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 __________________________________________
FORM 10-Q
 __________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
As of May 4, 2015, there were 19,934,378 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2015 and December 31, 2014

	March 31, 2015	December 31, 2014
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$76,615	$5,126
Restricted cash	5,583	225
Accounts receivable, net	7,063	6,752
Notes receivable	2,932	2,944
Inventories	820	1,013
Prepaid expenses and other	3,268	3,671
Deferred income taxes	151	—
Assets held for sale	—	21,173
Total current assets	96,432	40,904
Property and equipment, net	159,468	160,410
Goodwill	8,512	8,512
Intangible assets	7,012	7,012
Notes receivable, long term	2,271	2,340
Other assets, net	3,905	3,849
Total assets	$277,600	$223,027
LIABILITIES
Current liabilities:
Accounts payable	$3,578	$2,952
Accrued payroll and related benefits	4,032	4,567
Other accrued entertainment expenses	8,859	5,625
Other accrued expenses	4,413	2,547
Deferred income taxes	—	2,778
Total current liabilities	20,882	18,469
Long-term debt, due after one year, net of discount	51,508	29,873
Deferred income	2,871	2,988
Deferred income taxes	2,971	35
Debentures due Red Lion Hotels Capital Trust	30,825	30,825
Total liabilities	109,057	82,190
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Red Lion Hotels Corporation stockholders' equity
Preferred stock- 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 19,918,778 and 19,846,508 shares issued and outstanding	199	198
Additional paid-in capital	142,479	153,671
Accumulated other comprehensive income (loss)	—	(203)
Retained earnings (accumulated deficit)	(2,665)	(12,829)
Total Red Lion Hotels Corporation stockholders' equity	140,013	140,837
Noncontrolling interest	28,530	—
Total stockholders' equity	168,543	140,837
Total liabilities and stockholders’ equity	$277,600	$223,027

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
For the Three Months Ended March 31, 2015 and 2014

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except per share data)
Revenue:
Company operated hotels	$23,772	$25,924
Franchised hotels	2,093	1,526
Entertainment	3,677	5,105
Other revenues from managed properties	163	—
Other	10	33
Total revenues	29,715	32,588
Operating expenses:
Company operated hotels	20,922	22,814
Franchised hotels	2,377	1,442
Entertainment	3,126	4,057
Other costs from managed properties	163	—
Other	8	114
Depreciation and amortization	2,976	3,143
Hotel facility and land lease	1,600	1,155
Gain on asset dispositions, net	(16,415)	(75)
General and administrative expenses	2,324	2,113
Total operating expenses	17,081	34,763
Operating income (loss)	12,634	(2,175)
Other income (expense):
Interest expense	(1,502)	(1,217)
Loss on early retirement of debt	(1,159)	—
Other income, net	272	93
Income (loss) from continuing operations before taxes	10,245	(3,299)
Income tax expense	112	31
Net income (loss) from continuing operations	10,133	(3,330)
Discontinued operations
Loss from discontinued business units, net of income tax benefit of $0	—	(186)
Loss on disposal of the assets of discontinued business units, net of income tax benefit of $0	—	(2)
Net income (loss) from discontinued operations	—	(188)
Net income (loss)	10,133	(3,518)
Net (income) loss attributable to noncontrolling interest	30	—
Net income (loss) attributable to Red Lion Hotels Corporation	$10,163	$(3,518)
Comprehensive income (loss)
Unrealized gains (losses) on cash flow hedge	—	(1)
Comprehensive income (loss)	$10,163	$(3,519)
Earnings per share - basic
Income (loss) from continuing operations attributable to Red Lion Hotels Corporation	$0.51	$(0.17)
Income (loss) from discontinued operations	$—	$(0.01)
Net income (loss) attributable to Red Lion Hotels Corporation	$0.51	$(0.18)
Earnings per share - diluted
Income (loss) from continuing operations attributable to Red Lion Hotels Corporation	$0.51	$(0.17)
Income (loss) from discontinued operations	$—	$(0.01)
Net income (loss) attributable to Red Lion Hotels Corporation	$0.51	$(0.18)

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2015 and 2014

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Operating activities:
Net income (loss) from continuing operations	$10,133	$(3,518)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,108	3,223
Gain on disposition of property, equipment and other assets, net	(16,415)	(73)
Loss on early retirement of debt	1,159	—
Deferred income taxes	7	7
Equity in investments	(33)	—
Stock based compensation expense	250	330
Provision for doubtful accounts	(2)	1
Change in current assets and liabilities:
Restricted cash	(5,358)	—
Accounts receivable	(343)	(273)
Notes receivable	(175)	(35)
Inventories	135	120
Prepaid expenses and other	(25)	427
Accounts payable	626	(369)
Accrued other	4,684	4,129
Net cash provided by (used in) operating activities	(2,249)	3,969
Investing activities:
Purchases of property and equipment	(2,234)	(3,102)
Proceeds from disposition of property and equipment	37,729	295
Proceeds from sale of joint ventures	17,071	—
Collection of notes receivable related to property sales	336	42
Advances to Red Lion Hotels Capital Trust	(15)	(27)
Other, net	(54)	—
Net cash provided by (used in) investing activities	52,833	(2,792)
Financing activities:
Borrowings on long-term debt	53,807	—
Repayment of long-term debt	(30,528)	(750)
Proceeds from stock compensation, net	49	36
Debt issuance costs	(2,423)	(5)
Net cash provided by (used in) financing activities	20,905	(719)

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	71,489	458
Cash and cash equivalents at beginning of period	5,126	13,058
Cash and cash equivalents at end of period	$76,615	$13,516

The accompanying condensed notes are an integral part of the consolidated financial statements

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (Continued)
For the Three Months Ended March 31, 2015 and 2014

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Income taxes	$13	$31
Interest on long-term debt	$1,366	$1,174
Non-cash operating, investing and financing activities:
Reclassification of property and other assets to assets held for sale	$—	$137
Reclassification of long-term note receivable to short-term	$227	$—
Conversion of accounts receivable to note receivable	$80	$—

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation ("RLHC", "we", "our", "us" or the "Company") is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the ownership, management and franchising of hotels under our proprietary brands, including Hotel RL, Red Lion Hotels, Red Lion Inns & Suites and Leo Hotel Collection (the "Red Lion Brands"). The Red Lion Brands represent upscale and midscale full and select service hotels. As of March 31, 2015, the Red Lion network of hotels was comprised of 57 hotels located in 12 states and one Canadian province. The Red Lion Hotels and Red Lion Inn & Suites network was comprised of 55 hotels with 8,799 rooms and 438,322 square feet of meeting space, of which we operated 18 hotels (12 are majority-owned and consolidated, five are leased and one is managed), and franchised 37 hotels. The Leo Hotel Collection was comprised of two hotels with 3,256 rooms and 241,000 square feet of meeting space.

We are also engaged in entertainment operations, which derive revenues from promotion and presentation of entertainment productions and ticketing services under the operations of WestCoast Entertainment and TicketsWest. The ticketing service offers online ticket sales, ticketing inventory management systems, call center services, and outlet/electronic distributions for event locations.

We were incorporated in the state of Washington in April 1978, and until 2005 operated hotels under various other brand names including Cavanaughs Hotels and WestCoast Hospitality Corporation. The financial statements encompass the accounts of Red Lion Hotels Corporation and all of its consolidated subsidiaries, including Red Lion Hotels Holdings, Inc., Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. ("RL Management"), Red Lion Hotels Limited Partnership ("RLHLP"), and RL Venture LLC ("RL Venture").

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

The consolidated balance sheet as of December 31, 2014 has been compiled from the audited balance sheet as of such date. We believe the disclosures included herein are adequate; however, they should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2014, previously filed with the SEC on Form 10-K.

In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly our consolidated financial position at March 31, 2015, the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2015 and 2014, and the consolidated cash flows for the three months ended March 31, 2015 and 2014. The comprehensive income (loss) for the periods presented may not be indicative of that which may be expected for a full year.

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosures of contingent liabilities. Actual results could materially differ from those estimates and interim results may not be indicative of fiscal year performance because of seasonal and short-term variations.

Changes to Significant Accounting Policies

We recognize other revenue and costs from managed properties when we incur the related reimbursable costs. These costs primarily consist of payroll and related expenses at managed properties where we are the employer. As these costs have no added markup, the revenue and related expense have no impact on either our operating or net income.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Except as otherwise described, these reclassifications had no effect on reported income/losses, total assets, total liabilities, or stockholders’ equity as otherwise reported.

3.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. We are in the process of evaluating this guidance and our method of adoption.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the consolidation analysis for both the variable interest model and for the voting model for limited partnerships and similar entities. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015 and early application is permitted. ASU 2015-02 provides for one of two methods of transition: retrospective application to each prior period presented; or recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. We are in the process of evaluating this guidance and our method of adoption.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 and early application is permitted. We have early adopted this guidance in the first quarter of 2015. We utilized retrospective application of the new standard and reclassified prior period balances of prepaid debt fees to debt discount.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for annual and interim reporting periods beginning after December 15, 2015. We are in the process of evaluating this guidance and our method of adoption.

Management has assessed the potential impact of other recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to our Company, or are not anticipated to have a material impact on our consolidated financial statements.

4.     Variable Interest Entities

RL Venture

In January 2015, we transferred 12 of our wholly owned hotels into RL Venture, a newly created entity that was initially wholly owned by us. Subsequently, we sold a 45 percent ownership stake in RL Venture to Shelbourne Falcon RLHC Hotel Investors LLC ("Shelbourne Falcon"), an entity that is led by Shelbourne Capital LLC ("Shelbourne"). We maintain a 55 percent interest in RL Venture and the 12 hotels are managed by RL Management, one of our wholly-owned subsidiaries, subject to a management agreement. RL Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RL Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we maintain a majority financial position, (b) we maintain management of the properties, and (c) the properties remain branded with Red Lion brands. As a result, we consolidate all of the activities of RL Venture. The equity interest owned by Shelbourne Falcon is reflected as noncontrolling interest in the consolidated financial statements. We recognized an $12.3 million loss on the sale of the equity interests as a reduction to additional paid in capital.

Cash distributions are made periodically based on calculated distributable income. There were no cash distributions made during the three months ended March 31, 2015.

RL Venture is considered a significant subsidiary; therefore the following condensed financial statements are presented to satisfy disclosure requirements of Rule 3-05 of Regulation S-X. The assets can only be used by RL Venture and the liabilities, with the exception of the loan, are non-recourse to our general credit or assets. The loan is non-recourse except that several investors in RL Venture, including us, are guarantors regarding the completion of certain improvements to the hotels, environmental covenants in the loan agreement, losses incurred by RL Venture and any event of bankruptcy involving RL Venture or any of its subsidiaries.

Condensed Balance Sheet	As of
March 31, 2015
Assets:
Cash and restricted cash	$1,974
Accounts receivable, net	1,071
Inventories	421
Prepaid expenses and other assets	801
Property and equipment, net	109,581
Total assets	$113,848

Liabilities:
Accounts payable	$1,465
Accrued payroll and related benefits	1,328
Other accrued expenses	1,578
Long-term debt	51,516
Total liabilities	55,887
Shareholders' equity	57,961
Total liabilities and stockholders' equity	$113,848

Condensed Statement of Comprehensive Income (Loss)	Three months ended
March 31, 2015
Hotel revenue	$13,552
Hotel operating expenses	9,832
Depreciation and amortization	1,666
General and administrative expenses	1,385
Other expenses	14
Operating income (loss)	655
Interest expense	721
Net income (loss)	$(66)

5.    Property and Equipment

Property and equipment is summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
Buildings and equipment	$182,360	$182,273
Landscaping and land improvements	6,943	6,943
Furniture and fixtures	31,910	31,910
	221,213	221,126
Less accumulated depreciation	(120,943)	(117,968)
	100,270	103,158
Land	38,891	39,087
Construction in progress	20,307	18,165
Property and equipment, net	$159,468	$160,410

The table above excludes the property and equipment balances of assets held for sale. See Note 6 for further discussion.

6.    Assets Held for Sale

As of March 31, 2015, there were no properties classified as assets held for sale. The properties classified as assets held for sale on December 31, 2014 were the Red Lion Hotel Bellevue in Bellevue, Washington ("Bellevue property") and the Red Lion Hotel Wenatchee in Wenatchee, Washington ("Wenatchee property"), both of which were sold during the first quarter of 2015 as follows:
•In January 2015, we sold the Wenatchee property for $4.1 million and concurrently entered into a franchise agreement with the new owner. We recognized a gain of $0.2 million on the sale.
•In February 2015, we sold the Bellevue property for $35.4 million and concurrently entered into a management agreement with the new owner. We recognized a gain of $16.2 million on the sale.

The property and equipment of these properties that are classified as assets held for sale on the December 31, 2014 consolidated balance sheet is detailed in the table below (in thousands):

December 31, 2014
Buildings and equipment	$16,339
Landscaping and land improvements	345
Furniture and fixtures	1,948
18,632
Less accumulated depreciation and amortization	(8,537)
10,095
Land	11,066
Construction in progress	12
Assets held for sale	$21,173

7.    Discontinued Operations

There were not any discontinued operations included in the three months ended March 31, 2015. Discontinued operations for March 31, 2014, includes the Red Lion Hotel Eugene in Eugene, Oregon ("Eugene property") for which we ceased operation when we assigned our lease to a third party. Accordingly, all operations of this property have been classified as discontinued operations since the fourth quarter of 2013.

The following table summarizes the results of discontinued operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues	$—	$133
Operating expenses	—	(289)
Hotel facility and land lease	—	(30)
Loss from operations of discontinued business units	—	(186)
Loss on disposal and impairment of the assets of the discontinued business units	—	(2)
Loss from discontinued operations	$—	$(188)

8.     Goodwill and Intangible Assets

Goodwill represents the excess of the estimated fair value of the net assets acquired during business combinations over the net tangible and identifiable intangible assets acquired. Goodwill was recorded in prior years in connection with the acquisitions of franchises and entertainment businesses.

The Red Lion brand name is an identifiable, indefinite-lived intangible asset that represents the separable legal right to a trade name and associated trademarks acquired in a business combination we entered into in 2001.

We assess goodwill and the brand name for potential impairments annually as of October 1, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets. We did not impair any goodwill or intangible assets during the three months ended March 31, 2015 or 2014.

The following table summarizes the balances of goodwill and other intangible assets (in thousands):

	March 31, 2015	December 31, 2014

Goodwill	$8,512	$8,512

Intangible assets
Brand name	$6,878	$6,878
Trademarks	134	134
Total intangible assets	$7,012	$7,012

Goodwill and other intangible assets attributable to each of our business segments were as follows (in thousands):

	March 31, 2015		December 31, 2014
		Other		Other
	Goodwill	Intangibles	Goodwill	Intangibles
Company operated hotels	$—	$4,659	$—	$4,659
Franchised hotels	5,351	2,347	5,351	2,347
Entertainment	3,161	6	3,161	6
Total	$8,512	$7,012	$8,512	$7,012

9. Long-Term Debt
RL Venture
In January 2015, RL Venture Holding LLC ("RL Venture Holding"), a wholly-owned subsidiary of RL Venture, and each of its 12 wholly-owned subsidiaries entered into a loan agreement with Pacific Western Bank. The original principal amount of the loan was $53.8 million with an additional $26.2 million to be drawn over a two-year period to cover improvements related to the 12 hotels. There were no draws made in the three months ended March 31, 2015. At March 31, 2015, there were unamortized debt issuance fees of $2.3 million.
The loan matures in January 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.75%. Principal payments begin in January 2017 in an amount necessary to repay the outstanding principal balance over a twenty-five year amortization period.
The loan requires us to comply with customary reporting and operating covenants applicable to RL Venture, including requirements relating to debt service loan coverage ratios. It also includes customary events of default. We were in compliance with these covenants at March 31, 2015.
Wells Fargo
In January 2015, in connection with the RL Venture transaction, we repaid the outstanding balance of our Wells Fargo term loan. We recognized a loss of $1.2 million as "Early retirement of debt" on the Consolidated Statement of Comprehensive Income (Loss) related to termination fees and write-off of the previously recorded prepaid debt fees and unamortized debt discount balances.
In January 2015, in connection with the sale of the Bellevue property, we terminated the $10 million credit facility associated with the term loan. There was no impact on our financial statements.
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
We borrowed all of the proceeds from the offering, including our original 3% trust common investment of $1.4 million, on the same day through 9.5% debentures that are included as a long-term liability on our consolidated balance sheets. The debentures mature in 2044 and their payment terms mirror the distribution terms of the trust securities. The debenture agreement required the mandatory redemption of 35% of the then-outstanding trust securities at 105% of issued value if we completed an offering of common shares with gross proceeds of greater than $50 million. In accordance therewith and in connection with a common stock offering in May 2006, we repaid approximately $16.6 million of the debentures due the Trust. The Trust then redeemed 35% of the outstanding trust preferred securities and trust common securities at a price of $26.25 per share, a 5% premium over the issued value of the securities. Of the $16.6 million, approximately $0.5 million was received back by us for our trust common securities and was reflected as a reduction of our investment in the Trust. At March 31, 2015 and December 31, 2014, debentures due the Trust totaled $30.8 million.

10.    Derivative Financial Instruments

We do not enter into derivative transactions for trading purposes, but rather to hedge our exposure to interest rate fluctuations. We manage our floating rate debt using interest rate swaps in order to reduce our exposure to the impact of changing interest rates and future cash outflows for interest.

RL Venture

As required under our RL Venture loan, we entered into an interest rate cap with Commonwealth Bank of Australia to hedge our interest rate exposure. The cap had an original notional amount of $80.0 million and a fixed rate of 5.0%. The cap expires on January 15, 2018.

We estimate the fair value of our interest rate cap using standard calculations that use as their basis readily available observable market parameters. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service. At March 31, 2015, the valuation of the interest rate cap resulted in the recognition of a swap asset totaling $0.1 million, which is included in "Other assets, net" on the Consolidated Balance Sheet.

Wells Fargo

In January 2015, in connection with the early retirement of the Wells Fargo credit facility, we settled and terminated the interest rate swap with Wells Fargo. The outstanding notional amount at the time of the termination was approximately $16.2 million. We recognized a loss of $0.4 million as "Early retirement of debt" on the Consolidated Statement of Income (Loss) related to termination fees and write-off of the previously recorded fair value and accumulated other comprehensive income (loss) balances. See Note 9 for additional information.

11.    Business Segments

As of March 31, 2015, we had three reporting segments: company operated hotels, franchised hotels and entertainment. The “other” segment consists of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense and income taxes; therefore, those two items have not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues and expenses.

Selected financial information is provided below (in thousands):

Three months ended March 31, 2015	Company Operated Hotels	Franchised Hotels	Entertainment	Other	Total
Revenue	$23,935	$2,093	$3,677	$10	$29,715

Segment operating expenses	$21,085	$2,377	$3,126	$8	$26,596
Depreciation and amortization	2,761	11	74	130	2,976
Other expenses	(14,889)	—	—	2,398	(12,491)
Operating income (loss)	14,978	(295)	477	(2,526)	12,634
Interest expense	(721)	—	—	(781)	(1,502)
Loss on early retirement of debt	—	—	—	(1,159)	(1,159)
Other income	—	2	47	223	272
Income tax expense	—	—	—	(112)	(112)
Income (loss) from continuing operations	14,257	(293)	524	(4,355)	10,133
Discontinued operations	—	—	—	—	—
Net Income (loss)	14,257	(293)	524	(4,355)	10,133
Less net (income) loss attributable to noncontrolling interest	30	—	—	—	30
Net income (loss) attributable to RLHC	$14,287	$(293)	$524	$(4,355)	$10,163

Capital expenditures	$1,849	$—	$88	$297	$2,234
Identifiable assets	$249,754	$10,306	$5,592	$11,948	$277,600

Three months ended March 31, 2014	Company Operated Hotels	Franchise Hotels	Entertainment	Other	Total
Revenue	$25,924	$1,526	$5,105	$33	$32,588

Segment operating expenses	$22,814	$1,442	$4,057	$114	$28,427
Depreciation and amortization	2,869	12	84	178	3,143
Other expenses	1,079			2,114	3,193
Operating income (loss)	(838)	72	964	(2,373)	(2,175)
Interest expense	—	—	—	(1,217)	(1,217)
Loss on early retirement of debt	—	—	—	—	—
Other income	—	—	—	93	93
Income tax (expense) benefit	—	—	—	(31)	(31)
Income (loss) from continuing operations	(838)	72	964	(3,528)	(3,330)
Discontinued operations	—	—	—	(188)	(188)
Net Income (loss)	(838)	72	964	(3,716)	(3,518)
Less net (income) loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to RLHC	$(838)	$72	$964	$(3,716)	$(3,518)

Capital expenditures	$3,322	$9	$139	$(368)	$3,102
Identifiable assets as December 31, 2014	$190,332	$9,807	$6,161	$16,727	$223,027

12.    Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator - basic and diluted:
Net income (loss) from continuing operations	$10,133	$(3,330)
Less: net (income) loss attributable to noncontrolling interest	$30	$—
Income (loss) from continuing operations attributable to Red Lion Hotels Corporation	$10,163	$(3,330)
Income (loss) from discontinued operations	—	(188)
Net income (loss) attributable to Red Lion Hotels Corporation	$10,163	$(3,518)
Denominator:
Weighted average shares - basic	19,895	19,716
Weighted average shares - diluted	20,067	19,716
Earnings (loss) per share - basic
Income (loss) from continuing operations attributable to Red Lion Hotels Corporation	$0.51	$(0.17)
Income (loss) from discontinued operations	$—	$(0.01)
Net income (loss) attributable to Red Lion Hotels Corporation	$0.51	$(0.18)
Earnings (loss) per share - diluted
Income (loss) from continuing operations attributable to Red Lion Hotels Corporation	$0.51	$(0.17)
Income (loss) from discontinued operations	$—	$(0.01)
Net income (loss) attributable to Red Lion Hotels Corporation	$0.51	$(0.18)

For the three months ended March 31, 2015, all of the 75,176 options to purchase common shares and 469,424 of the 640,459 restricted stock units outstanding and warrants to purchase 442,533 common shares were not included in the diluted per share calculation as they were antidilutive. For the three months ended March 31, 2014, all of the 118,127 options to purchase common shares and all of the 314,618 restricted stock units outstanding were not included in the diluted per share calculation as they were antidilutive.

13.    Income Taxes

For the three months ended March 31, 2015 and 2014, we reported an income tax expense of $112 thousand and $31 thousand, respectively. The income tax provision varies from the statutory rate primarily due to a full valuation allowance against our deferred assets.

We have federal operating loss carryforwards ,which will expire beginning in 2033, state operating loss carryforwards, which will expire beginning in 2017, and tax credit carryforwards, which will begin to expire in 2024.

14.    Stockholders' Equity

Stock Incentive Plans

The 2006 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by our shareholders and allowed awards of 2.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of March 31, 2015, there were 456,130 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.

Stock Options

In the three months ended March 31, 2015 and 2014 we recognized no compensation expense related to options.

A summary of stock option activity for the three months ended March 31, 2015, is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2014	75,176	$10.27
Options granted	—	$—
Options exercised	—	$—
Options forfeited	—	$—
Balance, March 31, 2015	75,176	$10.27
Exercisable, March 31, 2015	75,176	$10.27

Additional information regarding stock options outstanding and exercisable as of March 31, 2015, is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$7.46	3,500	0.61	2015	$7.46	$—	3,500	$7.46	$—
$8.74	40,836	3.14	2018	8.74	—	40,836	8.74	—
$12.21	15,195	1.64	2016	12.21	—	15,195	12.21	—
$13.00	15,645	2.13	2017	13.00	—	15,645	13.00	—
	75,176	2.51	2015-2018	$10.27	$—	75,176	$10.27	$—
__________

(1)
The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been fully vested and exercised on the last trading day of the first three months of 2015, or March 31, 2015, based upon our closing stock price on that date of $6.67.

Restricted Stock Units, Shares Issued as Compensation

As of March 31, 2015 and 2014, there were 640,459 and 314,618 unvested restricted stock units outstanding. Since we began issuing restricted stock units, approximately 22.0% of total units granted have been forfeited. In the first quarter of 2015, we recognized approximately $0.2 million in compensation expense related to restricted stock units compared to $0.2 million in the comparable period in 2014. As the restricted stock units vest, we expect to recognize approximately $2.8 million in additional compensation expense over a weighted average period of 41 months, including $0.7 million during the remainder of 2015.

A summary of restricted stock unit activity for the three months ended March 31, 2015, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2014	398,513	$7.32
Granted	270,383	$6.80
Vested	(24,601)	$5.80
Forfeited	(3,836)	$6.25
Balance, March 31, 2015	640,459	$6.40

Employee Stock Purchase Plan

In January 2008, we adopted the 2008 employee stock purchase plan (the “2008 ESPP”) upon the expiration of its predecessor plan. Under the 2008 ESPP, a total of 300,000 shares of common stock are authorized for purchase by eligible employees at a discount through payroll deductions. No employee may purchase more than $25,000 worth of shares in any calendar year, or more than 10,000 shares during any six-month purchase period under the plan. As allowed under the 2008 ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. During the three months ended March 31, 2015 and 2014, 10,614 and 7,405 shares were issued to participants under the terms of the plan, respectively.

Warrants

In January 2015, in connection with Shelbourne Falcon’s purchase of equity interests in RL Venture, the Company issued to Shelbourne a warrant to purchase 442,533 shares of the Company’s common stock. The warrant has a five year term from the date of issuance and a per share exercise price of $6.78. The warrant is classified as equity due to share settlement upon exercise. Accordingly, the estimated fair value of the warrant was recorded in additional paid in capital upon issuance and we do not recognize subsequent changes in fair value in our financial statements.

15.    Fair Value of Financial Instruments

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

Estimated fair values of financial instruments (in thousands) are shown in the table below. The carrying amounts for cash and cash equivalents, accounts receivable and current liabilities are reasonable estimates of their fair values. The carrying amounts of our current notes receivable are reasonable estimates of their fair values due to the short nature of the loans (they are expected to be satisfied within a year). We estimate the fair value of our long-term debt, excluding leases, using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. The debentures are valued at the closing price on March 31, 2015, of the underlying trust preferred securities on the New York Stock Exchange, which was a directly observable Level 1 input. The fair values provided below are not necessarily indicative of the amounts we or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents and restricted cash(1)	$82,198	$82,198	$5,351	$5,351
Accounts receivable(1)	$7,063	$7,063	$6,752	$6,752
Notes receivable	$5,203	$5,203	$5,284	$5,284
Financial liabilities:
Current liabilities, excluding debt(1)	$20,882	$20,882	$18,469	$18,469
Total debt	$51,508	$57,456	$29,873	$30,683
Debentures	$30,825	$31,759	$30,825	$31,639
__________

(1)	Includes the cash, accounts receivable, and current liabilities of discontinued operations held for sale as of December 31, 2014.

16.    Commitments and Contingencies

At any given time we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a materially adverse effect on our consolidated financial position or net cash flow.

Due to our equity method investment in a 19.9% owned real estate venture, we are considered a guarantor of the mortgage for the building associated with that investment. We would be obligated to pay a portion of this mortgage in the event the real estate venture were unable to meet its principal or interest payment obligations. As of March 31, 2015, the maximum amount payable under this guarantee was approximately $1.9 million, which represents 19.9% of the outstanding mortgage balance. At each reporting date, it was not probable that we would be required to pay any of this amount; thus we have not accrued a liability for any portion of this obligation in our March 31, 2015 or December 31, 2014 financial statements.

The terms of our lease for the Red Lion Hotel Vancouver (at the Quay) include a required lease termination fee of $3.0 million upon termination of the lease, but no later than December 31, 2015. This payment is subject to a letter of credit which is secured by a certificate of deposit, which is included in "Restricted cash" on the Consolidated Balance Sheet.

17. Related Party Transactions

RL Venture has agreed to pay to Shelbourne Falcon an investor relations fee each month equal to 0.50% of its total aggregate revenue. Columbia Pacific Opportunity Fund, LP, the Company's largest shareholder, is an investor in Shelbourne Falcon.

RL Venture has also agreed to pay CPA Development, LLC, an affiliate of Columbia Pacific Opportunity Fund, LP, a construction management fee in aggregate amount of $200,000. During the three months ended March 31, 2015, RL Venture paid $18,200 of the construction management fee.

18.    Subsequent Events

In April 2015, our subsidiary RL Baltimore, LLC ("RL Baltimore") obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by the Hotel RL Baltimore Inner Harbor. The initial principal amount of the loan was $10.1 million and the lender has agreed to advance an additional $3.2 million to cover expenses related to improvements to the hotel. The loan has a three-year term with two one-year extension options, and interest under the advanced portions of the loan will be calculated at LIBOR plus 6.25%. Interest only payments are due monthly commencing May 2015. Monthly principal payments of $16,000 are required beginning in May 2018. In the event of any prepayment, we are required to pay the lender interest that would have been paid through the maturity date. As required under the loan, we entered into an interest rate cap with Commonwealth Bank of Australia to hedge our interest rate exposure. The cap had an original notional amount of $13.3 million and a fixed rate of 3.0%. The loan agreement contains customary reporting and operating covenants applicable to the joint venture, including requirements for lender approval of annual operating and capital budgets, under certain conditions.

Also in April 2015, we sold a 21.0 percent member interest in RLS Balt Venture LLC, the parent to RL Baltimore, to Shelbourne Falcon Charm City Investors LLC ("Shelbourne Falcon II"), an entity led by Shelbourne Capital LLC. Shelbourne Falcon II has the option to purchase an additional 24.0 percent ownership for $2.3 million until December 31, 2015. Hotel RL Baltimore will continue to be managed by our wholly owned subsidiary, RL Management, under an initial five-year management contract, with three five-year extensions. This hotel will continue to be consolidated as the joint venture is considered a variable interest entity and we are the primary beneficiary.

Also in April 2015, we purchased all of the intellectual property rights and franchise license agreements on 73 GuestHouse International and Settle Inn & Suites properties across the U.S. for $8.5 million plus a potential additional payment of up to $1.5 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will” and similar expressions or their negatives are used in this quarterly report, these are forward-looking statements. Many possible events or factors, including those discussed in “Risk Factors” under Item 1A of our annual report filed with the Securities and Exchange Commission (“SEC”) on Form 10-K for the year ended December 31, 2014, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

In this report, "we," "us," "our," "our Company," "the Company" and "RLHC" refer to Red Lion Hotels Corporation and, as the context requires, all of its subsidiaries, including Red Lion Hotels Holdings, Inc., Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. and Red Lion Hotels Limited Partnership, all of which are wholly owned, and RL Venture LLC, in which we hold a 55% member interest. "Red Lion" refers to the Red Lion Brands described below. The terms "the network", "system-wide hotels" or "network of hotels" refer to our entire group of owned, managed and franchised hotels.

The following discussion and analysis should be read in connection with our unaudited consolidated financial statements and the condensed notes thereto and other financial information included elsewhere in this quarterly report, as well as in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2014, previously filed with the SEC on Form 10-K.

Introduction

We are a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the management, franchising and ownership of hotels under our proprietary brands, including Hotel RL, Red Lion Hotels, Red Lion Inns & Suites and Leo Hotel Collection (the “Red Lion Brands”). Established in the western United States over 30 years ago, the Red Lion Brands represent upscale and midscale full and select service hotels.

Our Company was incorporated in the state of Washington in April 1978, and until 1999 operated hotels under various other brand names including Cavanaughs Hotels and WestCoast Hotels, Inc. All of our hotels currently operate under the Red Lion Brands.

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

In October 2014, we launched a new brand, Hotel RL. This upscale lifestyle brand is a full-service, conversion brand targeted for the top 80 U.S. urban markets that is inspired by the spirit of the Pacific Northwest and designed for consumers with a millennial mindset. The first addition to Hotel RL will be the Hotel RL Baltimore Inner Harbor, which is currently under renovation and expected to open in summer 2015. We are also converting three of our existing hotels located in Salt Lake City, Utah, and in Olympia and Spokane, Washington to the Hotel RL brand; the conversions are expected to be completed through the first quarter of 2016.

A summary of our properties as of March 31, 2015 is provided below:

	Hotels	Total Available Rooms	Meeting Space (sq. ft.)

Company operated hotels	18	3,738	169,572
Franchised hotels	37	5,061	268,750
Leo Hotel Collection	2	3,256	241,000
Total systemwide	57	12,055	679,322

We operate in three reportable segments:

•
The company operated hotel segment derives revenue primarily from guest room rentals and food and beverage operations at owned and leased hotels for which we consolidate results. Revenues are also derived from management fees and and related charges for hotels with which we contract to perform management services. As of March 31, 2015, we operated 18 hotels, of which 12 are majority-owned, five are leased, and one is managed.

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

In January 2015, we completed a comprehensive transaction to accelerate the execution of our national growth strategy. Key components included the transfer of 12 of our wholly owned hotels to RL Venture LLC, a newly created entity that was initially wholly owned by us, the sale to a third party of a 45 percent member interest in that entity, and the concurrent refinancing of all of our secured debt. Three of the hotels will be renovated and converted to the recently announced lifestyle, three-star Hotel RL brand. The remaining nine Red Lion Hotels and Red Lion Inn & Suites will also undergo comprehensive renovations. All 12 hotels will continue to be managed by RLHC's wholly owned subsidiary, Red Lion Hotels Management, Inc., under an initial five-year management contract, with three five-year extensions.

In April 2015, our subsidiary RL Baltimore, LLC ("RL Baltimore") obtained a new loan secured by the Hotel RL Baltimore Inner Harbor. We subsequently sold a 21.0 percent member interest in RLS Balt Venture LLC, the parent to RL Baltimore, to a third party, who has the option to purchase an additional ownership until December 31, 2015.

In April 2015, we announced that we had completed the acquisition of the intellectual property assets and all hotel franchise license agreements of GuestHouse International, LLC. The acquisition expanded RLHC's presence across the country by adding two recognized hotel brands with 73 GuestHouse International and Settle Inn & Suites franchise license agreements. The transaction more than doubled the RLHC brand portfolio from 57 to 130 hotels in 30 states.

To further support the market repositioning of our Red Lion Brands and improve our financial performance, throughout 2014 and the beginning of 2015, we sold seven non-strategic hotel assets. Proceeds from the sales of these assets have provided additional capital for support of the growth initiatives for our hotel network.

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

Revenue per available room ("RevPAR") for company operated hotels on a comparable basis from continuing operations increased 10.7% in the first quarter of 2015 from the first quarter of 2014. Average Daily Rate ("ADR") on a comparable basis from continuing operations increased 5.3% in the first quarter of 2015 to $89.23 from $84.76 in the first quarter of 2014. Occupancy on a comparable basis from continuing operations increased 300 basis points in the first quarter of 2015 from the first quarter of 2014.

Comparable RevPAR for franchised hotels increased 13.1% in the first quarter of 2015 from the first quarter of 2014. Comparable ADR increased 5.0% in the first quarter of 2015 to $82.78 from $78.83 in the first quarter of 2014. Comparable occupancy increased 350 basis points in the first quarter of 2015 from the first quarter of 2014.

Systemwide comparable RevPAR increased 12.1% in the first quarter of 2015 from the first quarter of 2014. Comparable ADR increased 5.2% in the first quarter of 2015 to $86.29 from $82.03 in the first quarter of 2014. Comparable occupancy increased 330 basis points in the first quarter of 2015 from the first quarter of 2014.

Average occupancy, ADR and RevPAR statistics are provided below on a comparable basis from continuing operations.

	For the three months ended March 31,
	2015				2014
	Average Occupancy		ADR	RevPAR	Average Occupancy	ADR	RevPAR
Company operated hotels(1)	60.4%		$89.23	$53.91	57.4%	$84.76	$48.69
Franchised hotels	48.4%		$82.78	$40.03	44.9%	$78.83	$35.39
Total systemwide	54.2%		$86.29	$46.80	50.9%	$82.03	$41.74

Change from prior comparative period:
Company operated hotels	300	bps	5.3%	10.7%
Franchised hotels	350	bps	5.0%	13.1%
Total systemwide(1)	330	bps	5.2%	12.1%

(1)
Includes all company operated and franchised hotels and excludes hotels classified as discontinued operations. This also excludes the two properties under the Leo Hotel Collection Brand. The Eugene property has been excluded from the company operated hotel statistics in the 2014 period due to the discontinued operation classification.

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

•
Comparable hotels are hotels that have been owned, leased, managed, or franchised by us and were in operation throughout each of the full periods presented, other than hotels classified as discontinued operations.

Throughout this document and unless otherwise stated, RevPAR, ADR and average occupancy statistics are calculated using statistics for comparable hotels. Some of the terms used in this report, such as "full service" and "midscale" are consistent with those used by Smith Travel Research, an independent statistical research service that specializes in the lodging industry. Our hotels are typically classified by Smith Travel Research as midscale with or without food and beverage.

Results of Operations

A summary of our consolidated statements of comprehensive (loss) income is provided below (in thousands):

	Three Months Ended March 31,
	2015	2014
Total revenue	$29,715	$32,588
Total operating expenses	17,081	34,763
Operating income (loss)	12,634	(2,175)
Other income (expense):
Interest expense	(1,502)	(1,217)
Loss on early retirement of debt	(1,159)	—
Other income, net	272	93
Income (loss) before taxes	10,245	(3,299)
Income tax expense (benefit)	112	31
Net income (loss) from continuing operations	10,133	(3,330)
Net income (loss) from discontinued operations, net of tax (1)	—	(188)
Net income (loss)	10,133	(3,518)
Less net (income) loss attributable to noncontrolling interest	30	—
Net income (loss) attributable to Red Lion Hotels Corporation	$10,163	$(3,518)
Comprehensive income (loss)
Unrealized loss on cash flow hedges, net of tax	$—	$(1)
Comprehensive income (loss)	$10,163	$(3,519)

Non-GAAP Financial Measures (2)
EBITDA	$14,753	$873
Adjusted EBITDA	$83	$1,061
Adjusted net income (loss)	$(4,507)	$(3,330)
(1) Discontinued operations includes a hotel in Eugene, Oregon that ceased operations in first quarter 2014.
(2) The definitions of "EBITDA", "Adjusted EBITDA" and Adjusted net income (loss) and how those measures relate to net income (loss) are discussed and reconciled under Non-GAAP Financial Measures below.

For the three months ended March 31, 2015, we reported net income attributable to Red Lion Hotels Corporation of $10.2 million or $0.51 per basic share. Net income includes $16.4 million in gains on the sales of the Bellevue and Wenatchee properties. Net income also includes $1.2 million in loss on early retirement of debt incurred in paying off the Wells Fargo term loan. In addition, net income includes $0.6 million in amortized lease termination fees related to the amended lease for the Red Lion Hotel Vancouver at the Quay.

For the three months ended March 31, 2014, we reported net loss attributable to Red Lion Hotels Corporation of $3.5 million or $0.18 per share. Net loss included $0.2 million of loss in discontinued operations.

The above special items are excluded from operating results in Adjusted EBITDA. For the three months ended March 31, 2015, Adjusted EBITDA was $0.1 million, compared to $1.1 million for the three months ended March 31, 2014.

Non-GAAP Financial Measures

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
The following is a reconciliation of EBITDA, Adjusted EBITDA and Adjusted net income (loss) to net income (loss) attributable to RLHC for the periods presented:

		Three Months Ended March 31,
		2015	2014
Net income (loss) attributable to Red Lion Hotels Corporation		$10,163	$(3,518)
	Depreciation and amortization	2,976	3,143
	Interest expense	1,502	1,217
	Income tax expense	112	31
EBITDA		$14,753	$873
	Noncontrolling interest (1)	(30)	—
	Loss on discontinued operations (2)	—	188
	Gain on asset dispositions (3)	(16,362)	—
	Loss on early retirement of debt (4)	1,159	—
	Lease termination costs (5)	563	—
Adjusted EBITDA		$83	$1,061
(1)	Represents noncontrolling interests in consolidated joint ventures.
(2)	Discontinued operations include a hotel in Eugene, Oregon that ceased operations in first quarter 2014.
(3)
In the first quarter of 2015, we recorded $16.4 million in gain on the sale of the Bellevue and Wenatchee properties. These amounts are included in the line item "Gain on asset dispositions, net" on the accompanying consolidated statements of comprehensive income (loss).

(4)	During the first quarter of 2015, we recorded $1.2 million in loss on the early retirement of debt.
(5)	In the fourth quarter of 2014, we amended the lease for the Red Lion Hotel Vancouver at the Quay and recorded $0.6 million of additional amortized lease termination fees in the first quarter of 2015.

The following is a reconciliation of Adjusted net income (loss) to net income (loss) attributable to RLHC for the periods presented:

		Three Months Ended March 31,
		2015	2014
Net income (loss)		$10,163	$(3,518)
	Noncontrolling interest (1)	(30)	—
	Loss on discontinued operations (2)	—	188
	Gain on asset dispositions (3)	(16,362)	—
	Loss on early retirement of debt (4)	1,159	—
	Lease termination costs (5)	563	—
Adjusted net income (loss)		$(4,507)	$(3,330)
(1)	Represents noncontrolling interests in consolidated joint ventures.
(2)	Discontinued operations include a hotel in Eugene, Oregon that ceased operations in first quarter 2014.
(3)
In the first quarter of 2015, we recorded $16.4 million in gain on the sale of the Bellevue and Wenatchee properties. These amounts are included in the line item "Gain on asset dispositions, net" on the accompanying consolidated statements of comprehensive income (loss).

(4)	During the first quarter of 2015, we recorded $1.2 million in loss on the early retirement of debt.
(5)	In the fourth quarter of 2014, we amended the lease for the Red Lion Hotel Vancouver at the Quay and recorded $0.6 million of additional amortized lease termination fees in the first quarter of 2015.

Revenue

A breakdown of our revenues from continuing operations for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

Revenue From Continuing Operations

	Three Months Ended March 31,
	2015	2014
Company operated hotels	$23,772	$25,924
Franchised hotels	2,093	1,526
Entertainment	3,677	5,105
Other revenues from managed properties	163	—
Other	10	33
Total revenues	$29,715	$32,588

Comparable Company Operated Hotel Revenue From Continuing Operations

	Three Months Ended March 31,
	2015	2014
Company operated hotel revenue from continuing operations	$23,935	$25,924
less: company operated hotel revenue from discontinued, sold and new properties	(1,114)	(5,144)
Comparable company operated hotel revenue	$22,821	$20,780

Certain operating results for the periods included in this report are shown on a comparable hotel basis. Comparable hotels are defined as properties that are operated by the Company and excludes the results of discontinued operations, sold properties, and new properties that have been operated for less than 12 months. Discontinued operations include a hotel in Eugene, Oregon that ceased operations in first quarter 2014. Sold properties include the following: the Yakima property, which was sold in April 2014; the Kelso and Kennewick properties, which were sold in May 2014; the Canyon Springs property, which was sold in June 2014; the Pocatello property which was sold in October 2014; the Wenatchee property which was sold in January 2015; and the Bellevue property which was sold and subsequently managed in February 2015. New properties include the Baltimore property which is not yet operating.

.

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

Three months ended March 31, 2015 and 2014

During the first quarter of 2015, revenue from the company operated hotel segment decreased $2.2 million or 8.3% compared to the first quarter of 2014. The primary reason for the decline is the reduction of hotel count as a result of the sale of properties in 2014 and 2015. On a comparable basis, excluding the results of the sold properties, revenue from the company operated hotel segment increased $2.0 million or 9.8% in the first quarter of 2015 compared to the first quarter of 2014. This comparable increase was primarily driven by a 5.3% increase in ADR, as the result of higher rates in the transient segment. Occupancy increased 300 basis points compared to the first quarter of 2014, primarily driven by increases in group room nights.

Revenue from our franchised hotels segment increased $0.6 million to $2.1 million in the first quarter of 2015 compared to the first quarter of 2014. This was primarily due an increase in the number of franchises added to the system.

Revenue in the entertainment segment decreased $1.4 million to $3.7 million in the first quarter of 2015 compared to the first quarter of 2014. This was primarily due to a successful 2014 run of a Broadway stage production in Honolulu.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, depreciation and amortization, hotel facility and land lease expense, gain or loss on asset dispositions and general and administrative expenses.

A breakdown of our operating expenses and direct margin by segment as reported for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

Operating Expenses From Continuing Operations

	Three Months Ended March 31,
	2015	2014
Company operated hotels	$20,922	$22,814
Franchised hotels	2,377	1,442
Entertainment	3,126	4,057
Other costs from managed properties	163	—
Other	8	114
Depreciation and amortization	2,976	3,143
Hotel facility and land lease	1,600	1,155
Gain on asset dispositions, net	(16,415)	(75)
General and administrative expenses	2,324	2,113
Total operating expenses	$17,081	$34,763

A breakdown of our comparable hotel operating expenses and direct margin for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

Comparable Company Operated Hotel Operating Expenses From Continuing Operations

	Three Months Ended March 31,
	2015	2014
Company operated hotel operating expenses from continuing operations	$21,085	$22,814
less: company operated hotel operating expenses from discontinued, sold and new properties	(1,126)	(4,707)
Comparable company operated hotel operating expenses	$19,959	$18,107

Comparable hotels are defined as properties that are operated by the Company and excludes the results of discontinued operations and sold properties. Discontinued operations include a hotel in Eugene, Oregon that ceased operations in first quarter 2014. Sold properties include the following: the Yakima property, which was sold in April 2014; the Kelso and Kennewick properties, which were sold in May 2014; the Canyon Springs property, which was sold in June 2014; the Pocatello property which was sold in October 2014; the Wenatchee property which was sold in January 2015; and the Bellevue property which was sold in February 2015.

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

Three months ended March 31, 2015 and 2014

Direct company operated hotel expenses were $20.9 million in the first quarter of 2015 compared with $22.8 million in the first quarter of 2014. The primary reason for the decline is the reduction of hotel count as a result of the sale of properties in 2014 and 2015. On a comparable basis, direct company operated hotel expenses were $20.0 million in the first quarter of 2015 compared with $18.1 million in the first quarter of 2014. The increase was driven primarily by increased occupancy related costs and a prior year $0.6 million non-cash benefit in our loyalty program.

Direct expenses for the franchise segment in the first quarter of 2015 increased $0.9 million compared with the first quarter of 2014, primarily driven by a higher number of franchises added to the system as well as initial investment costs of the enhanced franchise development team.

Direct expenses for the entertainment segment in the first quarter of 2015 decreased by $0.9 million compared with the first quarter of 2014, primarily due to a successful 2014 run of a Broadway stage production in Honolulu.

Depreciation and amortization expenses decreased $0.2 million in the first quarter of 2015 compared with the first quarter of 2014. The primary driver of the variance was the elimination of depreciation on the properties sold.

Hotel facility and land lease costs increased $0.4 million compared with the first quarter of 2014, primarily due to amortized lease termination fees for the Red Lion Hotel Vancouver at the Quay.

During the first quarter of 2015, we recorded $16.4 million in gain on the sales of the Bellevue and Wenatchee properties. We had no such gains in the first quarter of 2014.

General and administrative expenses increased by $0.2 million in the first quarter of 2015 compared with the first quarter of 2014 primarily due to increased information technology costs.

Interest Expense

Interest expense increased $0.3 million in the first quarter of 2015 compared with the first quarter of 2014. The increase is primarily due to a higher principal amount of debt outstanding during the quarter.

Income Taxes

For the three months ended March 31, 2015 and 2014, we reported an income tax expense of $112 thousand and $31 thousand, respectively. The income tax provision varies from the statutory rate primarily due to a full valuation allowance against our deferred tax assets.

Discontinued Operations

During the first quarter of 2014, we ceased the operation of the Red Lion Hotel Eugene in Eugene, Oregon ("Eugene property") when we assigned our lease to a third party.

Liquidity and Capital Resources
In January 2015, RL Venture Holdings LLC ("RL Venture Holdings"), a wholly-owned subsidiary of RL Venture, and each of its 12 wholly-owned subsidiaries entered into a loan agreement with Pacific Western Bank. The original principal amount of the loan was $53.8 million with an additional $26.2 million to be drawn over a two-year period to cover improvements related to the 12 hotels. The loan matures in January 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.75%. Principal payments begin in January 2017 in an amount necessary to repay the outstanding principal balance over a twenty-five year amortization period.
The loan requires us to comply with customary reporting and operating covenants applicable to RL Venture, including requirements relating to debt service loan coverage ratios. It also includes customary events of default. We were in compliance with these covenants at March 31, 2015.
In January 2015, in connection with the RL Venture transaction, we repaid the outstanding balance of our Wells Fargo term loan. We recognized a loss of $1.2 million as "Early retirement of debt" on the Consolidated Statement of Comprehensive Income (Loss) related to termination fees and write-off of the previously recorded prepaid debt fees and unamortized debt discount balances.
In January 2015, in connection with the sale of the Bellevue property, we terminated the $10 million credit facility associated with the term loan. There was no impact on our financial statements.

Subsequent to March 31, 2015, RL Baltimore obtained a new $13.3 million loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by the Hotel RL Baltimore Inner Harbor. The initial principal amount of the loan was $10.1 million and the lender has agreed to advance an additional $3.2 million to cover expenses related to improvements to the hotel. The loan has a three-year term with two one-year extension options, and interest under the advanced portions of the loan will be calculated at LIBOR plus 6.25%. Interest only payments are due monthly commencing May 2015. Monthly principal payments of $16,000 are required beginning in May 2018. In the event of any prepayment, we are required to pay the lender interest that would have been paid through the maturity date. As required under the loan, we entered into an interest cap with Commonwealth Bank of Australia to hedge our interest rate exposure. The cap had an original notional amount of $13.3 million and a fixed rate of 3.0%. The loan agreement contains customary reporting and operating covenants applicable to the joint venture, including requirements for lender approval of annual operating and capital budgets, under certain conditions.

At March 31, 2015 total outstanding debt was $82.3 million, net of discount. Included in that amount is $30.8 million of debentures due to Red Lion Hotels Capital Trust. Our average pre-tax interest rate on debt was 6.6% at March 31, 2015, of which 36.4% was fixed at an average rate of 9.5% and 63.6% was at an average variable rate of 5.0%.

Our current assets at March 31, 2015 exceeded our current liabilities, by $75.6 million.

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

Operating Activities

Net cash used in operating activities totaled $2.2 million during the first quarter of 2015 compared with net cash provided by operating activities of $4.0 million during the first quarter of 2014. The primary drivers of the change were the purchase of a $3.0 million certificate of deposit used to collateralize a letter of credit to support the lease termination fee for the Red Lion Hotel Vancouver at the Quay, the establishment of reserved cash balances in the RL Venture loan, lower year-over-year income in our entertainment division, and current year initial investment costs in our enhanced corporate and franchise development teams.

Investing Activities

Net cash provided by investing activities totaled $52.8 million during the first quarter of 2015 compared with net cash used in investing activities of $2.8 million during the first quarter of 2014. The primary driver of the change was the proceeds from the sales of the Bellevue and Wenatchee properties and the proceeds from the sale of equity interests in RL Venture in 2015.

Financing Activities

Net cash provided by financing activities was $20.9 million during the first quarter of 2015 compared with $0.7 million cash used in financing activities in the first quarter of 2014. The primary driver of the variance was the cash received on the new debt on RL Venture offset by repayment of the Wells Fargo debt in 2015.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and estimated interest on debt, as of March 31, 2015 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt, excluding debentures(1)	$64,120	$2,690	$6,776	$54,654	$—
Operating and capital leases	20,667	7,244	3,417	2,175	7,831
Service agreements	550	275	275	—	—
Debentures due Red Lion Hotels Capital Trust(1)	115,503	2,928	5,857	5,857	100,861
Total contractual obligations (2)	$200,840	$13,137	$16,325	$62,686	$108,692
__________

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)
With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.

We have leasehold interests at various hotel properties as well as our corporate headquarters located in Spokane, Washington. These leases require us to pay fixed monthly rent and have expiration dates of 2015 and beyond which are reflected in the table above. The table below summarizes the terms of the leases, including extension periods at our option, for our hotel properties as of March 31, 2015:

Property	Expiration date of lease	Extension periods
Red Lion River Inn	October 2018	Three renewal terms of five years each
Red Lion Hotel Seattle Airport	December 2024	One renewal term of five years
Red Lion Hotel Vancouver (at the Quay)	December 2015	None
Red Lion Anaheim	April 2016	18 renewal terms of five years each
Red Lion Hotel Kalispell	April 2028	Three renewal terms of five years each

Franchise Update

At March 31, 2015, the Red Lion Hotels and Red Lion Inn & Suites network included 37 hotels under franchise agreements, representing a total of 5,061 rooms and 268,750 square feet of meeting space.

In April 2015, we purchased all of the intellectual property rights and franchise license agreements on 73 GuestHouse International and Settle Inn & Suites properties across the U.S.

Assets Held for Sale Update

As of March 31, 2015, we have no properties listed for sale. At December 31, 2014, we had the Red Lion Hotel Bellevue and the Red Lion Hotel Wenatchee listed for sale. We sold both properties in the first quarter of 2015 for aggregate net proceeds of $37.7 million.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. We consider a critical accounting policy to be one that is both important to the portrayal of our financial condition and results of operations and requires management's most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 2 of Condensed Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2014.

Management has discussed the development and selection of our critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosures presented on Form 10-K for the year ended December 31, 2014. Since the date of our 2014 Form 10-K, there have been no material changes to our critical accounting policies, nor have there been any changes to our methodology and assumptions applied to these policies.

New and Future Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. We are in the process of evaluating this guidance and our method of adoption.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the consolidation analysis for both the variable interest model and for the voting model for limited partnerships and similar entities. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015 and early application is permitted. ASU 2015-02 provides for one of two methods of transition: retrospective application to each prior period presented; or, recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. We are in the process of evaluating this guidance and our method of adoption.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 and early application is permitted. We have early adopted this guidance in the first quarter of 2015. We utilized retrospective application of the new standard and reclassified prior period balances of prepaid debt fees to debt discount.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for annual and interim reporting periods beginning after December 15, 2015. We are in the process of evaluating this guidance and our method of adoption.

Management has assessed the potential impact of other recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to our Company, or are not anticipated to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from outstanding debt. As of March 31, 2015, our outstanding debt, including current maturities and excluding unamortized origination fees, was $84.6 million.

At March 31, 2015, $30.8 million of our outstanding debt was subject to currently fixed interest rates and was not exposed to market risk from rate changes. The remaining $53.8 million outstanding under the term loan is subject to variable rates, but is subject to an interest rate cap, which effectively fixed its interest rate at 5.0%.

We do not enter into derivative transactions for trading purposes, but rather to hedge our exposure to interest rate fluctuations. We manage our floating rate debt using interest rate swaps in order to reduce our exposure to the impact of changing interest rates and future cash outflows for interest.

Subsequent to March 31, 2015, RL Baltimore obtained a new $13.3 million loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by the Hotel RL Baltimore Inner Harbor. The initial principal amount of the loan was $10.1 million and the lender has agreed to advance an additional $3.2 million to cover expenses related to improvements to the hotel. The loan has a three-year term with two one-year extension options, and interest under the advanced portions of the loan will be calculated at LIBOR plus 6.25%. Interest only payments are due monthly commencing May 2015. Monthly principal payments of $16,000 are required beginning in May 2018. In the event of any prepayment, we are required to pay the lender interest that would have been paid through the maturity date. As required under the loan, we entered into an interest cap with Commonwealth Bank of Australia to hedge our interest rate exposure. The cap had an original notional amount of $13.3 million and a fixed rate of 3.0%. The loan agreement contains customary reporting and operating covenants applicable to the joint venture, including requirements for lender approval of annual operating and capital budgets, under certain conditions.

Outside of these changes, we do not foresee any other changes of significance in our exposure to fluctuations in interest rates, although we will continue to manage our exposure to this risk by monitoring available financing alternatives.

The below table summarizes our debt obligations at March 31, 2015 on our consolidated balance sheet (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Debt, excluding debentures	$—	$—	$1,109	$1,166	$51,531	$—	$53,806	$57,456
Average interest rate							5.0%
Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$31,759
Average interest rate							9.5%

Item 4.	Controls and Procedures

As of March 31, 2015, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the first three months of 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

At any given time, we are subject to claims and actions incidental to the operation of our business. While the outcome of these proceedings cannot be predicted, it is the opinion of management that none of such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations. See Note 16 of Condensed Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our annual report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our annual report may not be the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
Index to Exhibits

Exhibit Number	Description

10.1*	Asset Contribution Agreement dated January 15, 2015 among the registrant, twelve of its indirect wholly owned subsidiaries, and RL Venture Holding LLC

10.2*	Loan Agreement dated January 15, 2015 between RL Venture Holding LLC and twelve of its wholly owned subsidiaries, as borrowers, and Pacific Western Bank, as lender

10.3	Amended and Restated Limited Liability Company Agreement of RL Venture LLC dated January 16, 2015

10.4	Membership Interest Purchase Agreement dated January 16, 2015 between the registrant and Shelbourne Falcon RLHC Investors LLC

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b)

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The registrant has requested confidential treatment for certain portions of this exhibit pursuant to Rule 24b‑2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Lion Hotels Corporation
Registrant

Signature		Title	Date

By:	/s/ Gregory T. Mount	President and Chief Executive Officer (Principal Executive Officer)	May 8, 2015
Gregory T. Mount

By:	/s/ James A. Bell	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 8, 2015
James A. Bell