Form 10-Q
period 2015-06-30
Red Lion Hotels CORP
filed 2015-08-05
CIK 1052595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
As of July 31, 2015, there were 20,026,942 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2015 and December 31, 2014

	June 30, 2015	December 31, 2014
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$81,332	$5,126
Restricted cash	7,506	225
Accounts receivable, net	7,931	6,752
Notes receivable, net	232	2,944
Inventories	954	1,013
Prepaid expenses and other	2,962	3,671
Deferred income taxes	401	—
Assets held for sale	—	21,173
Total current assets	101,318	40,904
Property and equipment, net	162,001	160,410
Goodwill	8,512	8,512
Intangible assets	17,210	7,012
Notes receivable, long term	1,693	2,340
Other assets, net	4,315	3,849
Total assets	$295,049	$223,027
LIABILITIES
Current liabilities:
Accounts payable	$5,636	$2,952
Accrued payroll and related benefits	4,884	4,567
Other accrued entertainment expenses	6,625	5,625
Other accrued expenses	6,632	2,547
Deferred income taxes	—	2,778
Total current liabilities	23,777	18,469
Long-term debt, due after one year, net of discount	95,482	60,698
Deferred income	2,754	2,988
Deferred income taxes	3,252	35
Total liabilities	125,265	82,190
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Red Lion Hotels Corporation stockholders' equity
Preferred stock- 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 19,983,697 and 19,846,508 shares issued and outstanding	200	198
Additional paid-in capital	142,707	153,671
Accumulated other comprehensive income (loss)	—	(203)
Retained earnings (accumulated deficit)	(4,589)	(12,829)
Total Red Lion Hotels Corporation stockholders' equity	138,318	140,837
Noncontrolling interest	31,466	—
Total stockholders' equity	169,784	140,837
Total liabilities and stockholders’ equity	$295,049	$223,027

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
For the Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Revenue:
Company operated hotels	$30,348	$31,399	$54,120	$57,323
Other revenues from managed properties	964	—	1,127	—
Franchised hotels	3,229	4,453	5,322	5,978
Entertainment	2,060	5,538	5,736	10,644
Other	12	18	23	51
Total revenues	36,613	41,408	66,328	73,996
Operating expenses:
Company operated hotels	22,218	25,236	43,139	48,050
Other costs from managed properties	964	—	1,127	—
Franchised hotels	3,031	2,056	5,407	3,498
Entertainment	2,249	4,797	5,375	8,854
Other	9	51	17	165
Depreciation and amortization	3,144	3,182	6,119	6,325
Hotel facility and land lease	1,594	1,171	3,195	2,325
Gain on asset dispositions, net	(88)	(3,404)	(16,503)	(3,479)
General and administrative expenses	2,800	2,066	5,126	4,180
Total operating expenses	35,921	35,155	53,002	69,918
Operating income (loss)	692	6,253	13,326	4,078
Other income (expense):
Interest expense	(1,738)	(1,178)	(3,240)	(2,396)
Loss on early retirement of debt	—	—	(1,159)	—
Other income, net	35	64	306	158
Income (loss) from continuing operations before taxes	(1,011)	5,139	9,233	1,840
Income tax expense	(25)	—	87	31
Net income (loss) from continuing operations	(986)	5,139	9,146	1,809
Discontinued operations
Loss from discontinued business units, net of income tax benefit of $0	—	(1)	—	(187)
Loss on disposal of the assets of discontinued business units, net of income tax benefit of $0	—	—	—	(2)
Net income (loss) from discontinued operations	—	(1)	—	(189)
Net income (loss)	(986)	5,138	9,146	1,620
Net (income) loss attributable to noncontrolling interest	(936)	—	(906)	—
Net income (loss) attributable to Red Lion Hotels Corporation	$(1,922)	$5,138	$8,240	$1,620
Comprehensive income (loss)
Unrealized losses on cash flow hedge	—	(71)	—	(72)
Comprehensive income (loss)	$(1,922)	$5,067	$8,240	$1,548
Earnings per share - basic
Income (loss) from continuing operations attributable to Red Lion Hotels Corporation	$(0.10)	$0.26	$0.41	$0.09
Income (loss) from discontinued operations	$—	$0.00	$—	$(0.01)
Net income (loss) attributable to Red Lion Hotels Corporation	$(0.10)	$0.26	$0.41	$0.08
Earnings per share - diluted
Income (loss) from continuing operations attributable to Red Lion Hotels Corporation	$(0.10)	$0.26	$0.41	$0.09
Income (loss) from discontinued operations	$—	$0.00	$—	$(0.01)
Net income (loss) attributable to Red Lion Hotels Corporation	$(0.10)	$0.26	$0.41	$0.08

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2015 and 2014

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)
Operating activities:
Net income (loss) from continuing operations	$9,146	$1,620
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,444	6,429
Gain on disposition of property, equipment and other assets, net	(16,503)	(3,477)
Loss on early retirement of debt	1,074	—
Deferred income taxes	38	6
Equity in investments	100	16
Stock based compensation expense	478	640
Provision for doubtful accounts	252	108
Change in current assets and liabilities:
Restricted cash	(7,281)	—
Accounts receivable	(1,387)	(191)
Notes receivable	(177)	(108)
Inventories	1	116
Prepaid expenses and other	(174)	999
Accounts payable	2,684	56
Accrued other	4,022	3,935
Net cash provided by (used in) operating activities	(1,283)	10,149
Investing activities:
Purchases of property and equipment	(7,782)	(5,348)
Purchase of GuestHouse International assets	(8,855)	—
Proceeds from disposition of property and equipment	37,729	16,147
Proceeds from sale of joint ventures	19,071	—
Collection of notes receivable related to property sales	3,492	154
Advances to Red Lion Hotels Capital Trust	(27)	(27)
Other, net	—	49
Net cash provided by (used in) investing activities	43,628	10,975
Financing activities:
Borrowings on long-term debt	67,543	—
Repayment of long-term debt	(30,528)	(10,365)
Debt issuance costs	(3,203)	(6)
Other	49	(119)
Net cash provided by (used in) financing activities	33,861	(10,490)

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	76,206	10,634
Cash and cash equivalents at beginning of period	5,126	13,058
Cash and cash equivalents at end of period	$81,332	$23,692

The accompanying condensed notes are an integral part of the consolidated financial statements

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (Continued)
For the Six Months Ended June 30, 2015 and 2014

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Income taxes	$17	$37
Interest on long-term debt	$2,870	$2,317
Non-cash operating, investing and financing activities:
Accrual of contingent consideration on purchase of GuestHouse International assets	$1,500	$—
Reclassification of property and other assets to assets held for sale	$—	$17,664
Exchange of note receivable for real property	$—	$200
Reclassification between accounts receivable and notes receivable	$51	$—

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation ("RLHC", "we", "our", "us" or "our Company") is a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the management, franchising and ownership of hotels under our proprietary brands, including Hotel RL, Red Lion Hotels, Red Lion Inns & Suites, GuestHouse International, Settle Inn & Suites and Leo Hotel Collection (collectively the "RLHC Brands"). All of our hotels currently operate under the RLHC Brands which represent upper midscale, midscale and economy hotels.

A summary of our properties as of June 30, 2015 is provided below:

	Hotels	Total Available Rooms
Company operated hotels
Majority owned and consolidated	12	2,530
Leased	5	1,027
Managed	2	487
Franchised hotels	109	10,359
Leo Hotel Collection	1	300
Total systemwide	129	14,703

We are also engaged in entertainment operations, which derive revenues from promotion and presentation of entertainment productions and ticketing services under the operations of WestCoast Entertainment and TicketsWest. The ticketing service offers online ticket sales, ticketing inventory management systems, call center services, and outlet/electronic distributions for event locations.

We were incorporated in the state of Washington in April 1978, and until 2005 operated hotels under various other brand names including Cavanaughs Hotels and WestCoast Hospitality Corporation. The financial statements encompass the accounts of Red Lion Hotels Corporation and all of its consolidated subsidiaries, including Red Lion Hotels Holdings, Inc., Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. ("RL Management"), Red Lion Hotels Limited Partnership, RL Venture LLC ("RL Venture"), and RLS Balt Venture LLC ("RLS Balt Venture").

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

In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly our consolidated financial position at June 30, 2015, the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014, and the consolidated cash flows for the six months ended June 30, 2015 and 2014. The comprehensive income (loss) for the periods presented may not be indicative of that which may be expected for a full year.

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

We recognize key money paid in conjunction with entering into long-term franchise agreements as prepaid expenses and amortize the amount paid against revenue over the term of the franchise agreements.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Except as otherwise described, these reclassifications had no effect on reported net income/loss, total assets, total liabilities, total stockholders’ equity, or net cash flows as previously reported.

3.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We are in the process of evaluating this guidance and our method of adoption.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 and early application is permitted. We early adopted this guidance in the first quarter of 2015. We utilized retrospective application of the new standard and reclassified prior period balances of prepaid debt fees to debt discount.

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

4.     Variable Interest Entities

RL Venture

In January 2015, we transferred 12 of our wholly-owned hotels into RL Venture, a newly created entity that was initially wholly-owned by us. Subsequently, we sold a 45% ownership stake in RL Venture to Shelbourne Falcon RLHC Hotel Investors LLC ("Shelbourne Falcon"), an entity that is led by Shelbourne Capital LLC ("Shelbourne"). We maintain a 55% interest in RL Venture and the 12 hotels are managed by RL Management, one of our wholly-owned subsidiaries, subject to a management agreement. RL Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RL Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we maintain a majority financial position, (b) we maintain management of the properties, and (c) the properties remain branded with RLHC Brands. As a result, we consolidate all of the activities of RL Venture. The equity interest owned by Shelbourne Falcon is reflected as noncontrolling interest in the consolidated financial statements. We recognized an $12.3 million loss on the sale of the equity interests as a reduction to additional paid in capital.

Cash distributions are made periodically based on calculated distributable income. There were no cash distributions made during the three or six months ended June 30, 2015.

RL Venture is considered a significant subsidiary; therefore the following condensed financial statements are presented to satisfy disclosure requirements of Rule 3-05 of Regulation S-X. The liabilities of RL Venture, other than its long-term debt, are non-recourse to our general credit and assets. The long-term debt is non-recourse as to RL Venture, but several investors in RL Venture, including us, are guarantors regarding completion of certain improvements to the hotels, environmental covenants in the loan agreement, losses incurred by the lender and any event of bankruptcy involving RL Venture or any of its subsidiaries.

Condensed Balance Sheet	June 30, 2015
Assets:
Cash and restricted cash	$11,714
Accounts receivable, net	2,612
Inventories	464
Prepaid expenses and other assets	496
Property and equipment, net	109,214
Total assets	$124,500

Liabilities:
Accounts payable	$2,488
Accrued payroll and related benefits	1,209
Other accrued expenses	1,769
Long-term debt	53,528
Total liabilities	58,994
Shareholders' equity	65,506
Total liabilities and stockholders' equity	$124,500

Condensed Statement of Income (Loss)	Three months ended	Six months ended
	June 30, 2015	June 30, 2015
Hotel revenue	$20,200	$33,752
Hotel operating expenses	13,240	23,072
Depreciation and amortization	1,995	3,661
General and administrative expenses	1,804	3,189
Other expenses	27	41
Operating income (loss)	3,134	3,789
Interest expense	879	1,600
Net income (loss)	$2,255	$2,189

RLS Balt Venture

In April 2015, we sold a 21% member interest in our wholly-owned RLS Balt Venture to Shelbourne Falcon Charm City Investors LLC ("Shelbourne Falcon II"), an entity led by Shelbourne. Shelbourne Falcon II has an option exercisable until December 31, 2015 to purchase an additional 24% member interest for $2.3 million. RL Baltimore, LLC ("RL Baltimore"), which is wholly-owned by RLS Balt Venture, owns the Hotel RL Baltimore Inner Harbor, which is manage by RL Management. RLS Balt Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RLS Balt Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we maintain a majority financial position, (b) we maintain management of the property, and (c) the property remains branded with a RLHC Brand. As a result, we consolidate all of the activities of RLS Balt Venture. The equity interest owned by Shelbourne Falcon II is reflected as a noncontrolling interest in the consolidated financial statements.

Cash distributions are made periodically based on calculated distributable income. There were no cash distributions made during the three or six months ended June 30, 2015.

5.    Property and Equipment

Property and equipment is summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
Buildings and equipment	$182,873	$182,273
Landscaping and land improvements	6,973	6,943
Furniture and fixtures	31,978	31,910
	221,824	221,126
Less accumulated depreciation	(123,295)	(117,968)
	98,529	103,158
Land	38,891	39,087
Construction in progress	24,581	18,165
Property and equipment, net	$162,001	$160,410

The table above excludes the property and equipment balances of assets held for sale. See Note 6 for further discussion.

6.    Assets Held for Sale

As of June 30, 2015, there were no properties classified as assets held for sale. The properties classified as assets held for sale on December 31, 2014 were the Red Lion Hotel Bellevue in Bellevue, Washington ("Bellevue property") and the Red Lion Hotel Wenatchee in Wenatchee, Washington ("Wenatchee property"), both of which were sold during the first quarter of 2015 as follows:
•In January 2015, we sold the Wenatchee property for $4.1 million and concurrently entered into a franchise agreement with the new owner. We recognized a gain of $0.2 million on the sale.
•In February 2015, we sold the Bellevue property for $35.4 million and concurrently entered into a management agreement with the new owner. We recognized a gain of $16.2 million on the sale.

The property and equipment of these properties that are classified as assets held for sale on the December 31, 2014 consolidated balance sheet are detailed in the table below (in thousands):

December 31, 2014
Buildings and equipment	$16,339
Landscaping and land improvements	345
Furniture and fixtures	1,948
18,632
Less accumulated depreciation and amortization	(8,537)
10,095
Land	11,066
Construction in progress	12
Assets held for sale	$21,173

7.    Discontinued Operations

There were no discontinued operations for the three or six months ended June 30, 2015. Discontinued operations for the three and six months ended June 30, 2014, includes the Red Lion Hotel Eugene in Eugene, Oregon ("Eugene property") for which we ceased operation when we assigned our lease to a third party. Accordingly, all operations of this property have been classified as discontinued operations since the fourth quarter of 2013.

The following table summarizes the results of discontinued operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$—	$—	$—	$133
Operating expenses	—	(1)	—	(290)
Hotel facility and land lease	—	—	—	(30)
Loss from operations of discontinued business units	—	(1)	—	(187)
Loss on disposal and impairment of the assets of the discontinued business units	—	—	—	(2)
Loss from discontinued operations	$—	$(1)	$—	$(189)

8.     Goodwill and Intangible Assets

Goodwill represents the excess of the estimated fair value of the net assets acquired during business combinations over the net tangible and identifiable intangible assets acquired. Goodwill was recorded in prior years in connection with the acquisitions of franchises and entertainment businesses.

The Red Lion and GuestHouse International brand names are identifiable, indefinite-lived intangible assets that represents the separable legal right to a trade name and associated trademarks. We acquired the Red Lion brand name in a business combination we entered into in 2001. We purchased the GuestHouse International and Settle Inn & Suites brand names from GuestHouse International LLC in April 2015 and have allocated a preliminary purchase price of $5.9 million.

In the table below, the customer contracts represent the franchise license agreements acquired with the GuestHouse International brand. We have allocated a preliminary purchase price of $4.4 million. Franchise license agreements are amortized over 10 years which represents the period of expected cash flows, using an accelerated amortization method that matches the economic benefit of the agreements.

We estimated the fair value of our customer contracts and brand names purchased from GuestHouse International using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs.

We assess goodwill and the other intangible assets for potential impairments annually as of October 1, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets. We did not impair any goodwill or intangible assets during the six months ended June 30, 2015 or 2014.

The following table summarizes the balances of goodwill and other intangible assets (in thousands):

	June 30, 2015	December 31, 2014
Goodwill	$8,512	$8,512
Intangible assets
Brand names	$12,814	$6,878
Customer contracts	4,262	—
Trademarks	134	134
Total intangible assets	$17,210	$7,012

Goodwill and other intangible assets attributable to each of our business segments were as follows (in thousands):

	June 30, 2015		December 31, 2014
		Other		Other
	Goodwill	Intangibles	Goodwill	Intangibles
Company operated hotels	$—	$4,659	$—	$4,659
Franchised hotels	5,351	12,545	5,351	2,347
Entertainment	3,161	6	3,161	6
Total	$8,512	$17,210	$8,512	$7,012

The following table summarizes the balances of amortized customer contracts (in thousands):

	June 30, 2015	December 31, 2014
Historical cost	$4,420	$—
Accumulated amortization	(158)	—
Net carrying amount	$4,262	$—

As of June 30, 2015, estimated future amortization expenses related to intangible assets is as follows (in thousands):

Year Ending December 31,	Amount
2015	$472
2016	846
2017	719
2018	606
2019	523
Thereafter	1,096
Total	$4,262

9. Long-Term Debt
The current and non-current portions of long-term debt and capital lease obligations as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015		December 31, 2014
	Current	Non-Current	Current	Non-Current
RL Venture	$—	$53,528	$—	$—
RL Baltimore	—	11,129	—	—
Wells Fargo	—	—	—	29,873
Debentures due Red Lion Hotels Capital Trust	—	30,825	—	30,825
Total	$—	$95,482	$—	$60,698
RL Venture

In January 2015, RL Venture Holding LLC, a wholly-owned subsidiary of RL Venture, and each of its 12 wholly-owned subsidiaries entered into a loan agreement with Pacific Western Bank. The original principal amount of the loan was $53.8 million with an additional $26.2 million to be drawn over a two-year period to cover improvements related to the 12 hotels. We drew $1.9 million in the six months ended June 30, 2015. At June 30, 2015, there were unamortized debt issuance fees of $2.1 million.
The loan matures in January 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.75%. Fixed monthly principal payments begin in January 2017 in an amount that would repay the outstanding principal balance over a twenty-five year amortization period.

The loan requires us to comply with customary reporting and operating covenants applicable to RL Venture, including requirements relating to debt service loan coverage ratios. It also includes customary events of default. We were in compliance with these covenants at June 30, 2015.

RL Baltimore

In April 2015, RL Baltimore obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by the Hotel RL Baltimore Inner Harbor. The initial principal amount of the loan was $10.1 million, and the lender has agreed to advance an additional $3.2 million to cover expenses related to improvements to the hotel. We drew $1.7 million in the six months ended June 30, 2015. At June 30, 2015, there were unamortized debt issuance fees of $0.7 million.

The loan matures in May 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.25%. No principal payments are required during the initial term of the loan. Principal payments of $16,000 per month are required beginning in May 2018 if the extension option is exercised.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. RLHC guaranteed the loan and agreed to customary reporting and operating covenants. We were in compliance with these covenants at June 30, 2015.
Wells Fargo
In January 2015, in connection with the RL Venture transaction, we repaid the outstanding balance of our Wells Fargo term loan. We recognized a $1.2 million "Loss on early retirement of debt" on the Consolidated Statement of Comprehensive Income (Loss) related to termination fees and write-off of the previously recorded prepaid debt fees and unamortized debt discount balances.
In January 2015, in connection with the sale of the Bellevue property, we terminated the $10 million revolving credit facility associated with the term loan. There was no impact on our financial statements.
Debentures due Red Lion Hotels Capital Trust
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
We simultaneously borrowed all of the proceeds from the offering, including our original 3% trust common investment of $1.4 million, and issued 9.5% debentures to the Trust that are included as a long-term liability on our consolidated balance sheets. The debentures mature in 2044 and their payment terms mirror the distribution terms of the trust securities. The debenture agreement required the mandatory repayment of 35% of the then-outstanding debenture at a 5% premium if we completed an offering of common shares with gross proceeds of at least $50 million. In accordance therewith and in connection with a common stock offering in May 2006, we repaid approximately $16.6 million of the debentures. As required by the terms of the trust securities, the Trust then redeemed 35% of the outstanding trust preferred securities and trust common securities at a price of $26.25 per share, a 5% premium over their issuance price. Of the $16.6 million, approximately $0.5 million was received back by us for our trust common securities and was reflected as a reduction of our investment in the Trust. At June 30, 2015 and December 31, 2014, debentures due the Trust totaled $30.8 million.

10.    Derivative Financial Instruments

We do not enter into derivative transactions for trading purposes, but rather to hedge our exposure to interest rate fluctuations. We manage our floating rate debt using interest rate caps in order to reduce our exposure to the impact of changing interest rates and future cash outflows for interest.

RL Venture

As required under our RL Venture loan, we entered into an interest rate cap with Commonwealth Bank of Australia to cap our interest rate exposure. The cap had an original notional amount of $80.0 million and a fixed rate of 5.0%. The cap expires in January 2018.

We estimate the fair value of this interest rate cap using standard calculations that use as their basis readily available observable market parameters. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service. At June 30, 2015, the valuation of the interest rate cap resulted in the recognition of an asset totaling $21 thousand, which is included in "Other assets, net" on the Consolidated Balance Sheet.

RLS Balt Venture

As required under our RLS Balt Venture loan, we entered into an interest rate cap with Commonwealth Bank of Australia to cap our interest rate exposure. The cap had an original notional amount of $13.3 million and a fixed rate of 3.0%. The cap expires in May 2018.

We estimate the fair value of this interest rate cap using standard calculations that use as their basis readily available observable market parameters. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service. At June 30, 2015, the valuation of the interest rate cap resulted in the recognition of an asset totaling $22 thousand, which is included in "Other assets, net" on the Consolidated Balance Sheet.

Wells Fargo

In January 2015, in connection with the early retirement of the Wells Fargo credit facility, we settled and terminated the associated interest rate swap with Wells Fargo. The outstanding notional amount at the time of the termination was approximately $16.2 million. Of the $1.2 million "Loss on early retirement of debt" on the Consolidated Statement of Comprehensive Income (Loss) resulting from the termination of the credit facility and the swap, $0.4 million was attributable to termination of the swap. See Note 9 for additional information.

11.    Business Segments

As of June 30, 2015, we had three reporting segments: company operated hotels, franchised hotels and entertainment. The “other” segment consists of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense and income taxes; therefore, those two items have not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues and expenses.

Selected financial information is provided below (in thousands):

Three months ended June 30, 2015	Company Operated Hotels	Franchised Hotels	Entertainment	Other	Total
Revenue	$31,312	$3,229	$2,060	$12	$36,613

Segment operating expenses	$23,182	$3,031	$2,249	$9	$28,471
Depreciation and amortization	2,773	168	62	141	3,144
Other expenses	1,506	—	—	2,800	4,306
Operating income (loss)	3,851	30	(251)	(2,938)	692
Interest expense	(1,006)	—	—	(732)	(1,738)
Other income	(25)	8	—	52	35
Income tax expense	—	—	—	25	25
Net Income (loss)	2,820	38	(251)	(3,593)	(986)
Less net (income) loss attributable to noncontrolling interest	(936)	—	—	—	(936)
Net income (loss) attributable to RLHC	$1,884	$38	$(251)	$(3,593)	$(1,922)

Capital expenditures	$4,848	$8	$—	$814	$5,670
Identifiable assets as of June 30, 2015	$258,485	$21,213	$5,857	$9,494	$295,049

Three months ended June 30, 2014	Company Operated Hotels	Franchise Hotels	Entertainment	Other	Total
Revenue	$31,399	$4,453	$5,538	$18	$41,408

Segment operating expenses	$25,236	$2,056	$4,797	$51	$32,140
Depreciation and amortization	2,823	13	83	263	3,182
Other expenses	(2,233)	—	—	2,066	(167)
Operating income (loss)	5,573	2,384	658	(2,362)	6,253
Interest expense	—	—	—	(1,178)	(1,178)
Other income	—	1	17	46	64
Income (loss) from continuing operations	5,573	2,385	675	(3,494)	5,139
Discontinued operations	(1)	—	—	—	(1)
Net income (loss) attributable to RLHC	$5,572	$2,385	$675	$(3,494)	$5,138

Capital expenditures	$1,858	$7	$23	$355	$2,243
Identifiable assets as of December 31, 2014	$190,332	$9,807	$6,161	$16,727	$223,027

Six months ended June 30, 2015	Company Operated Hotels	Franchised Hotels	Entertainment	Other	Total
Revenue	$55,247	$5,322	$5,736	$23	$66,328

Segment operating expenses	$44,266	$5,407	$5,375	$17	$55,065
Depreciation and amortization	5,534	179	136	270	6,119
Other expenses	(13,384)	—	—	5,202	(8,182)
Operating income (loss)	18,831	(264)	225	(5,466)	13,326
Interest expense	(1,726)	—	—	(1,514)	(3,240)
Loss on early retirement of debt	—	—	—	(1,159)	(1,159)
Other income	(25)	10	47	274	306
Income tax expense	—	—	—	(87)	(87)
Net Income (loss)	17,080	(254)	272	(7,952)	9,146
Less net (income) loss attributable to noncontrolling interest	(906)	—	—	—	(906)
Net income (loss) attributable to RLHC	$16,174	$(254)	$272	$(7,952)	$8,240

Capital expenditures	$6,577	$8	$88	$1,109	$7,782
Identifiable assets as of June 30, 2015	$258,485	$21,213	$5,857	$9,494	$295,049

Six months ended June 30, 2014	Company Operated Hotels	Franchise Hotels	Entertainment	Other	Total
Revenue	$57,323	$5,978	$10,644	$51	$73,996

Segment operating expenses	$48,050	$3,498	$8,854	$165	$60,567
Depreciation and amortization	5,692	25	167	441	6,325
Other expenses	(1,154)			4,180	3,026
Operating income (loss)	4,735	2,455	1,623	(4,735)	4,078
Interest expense	—	—	—	(2,396)	(2,396)
Other income	—	1	17	140	158
Income tax (expense) benefit	—	—	—	(31)	(31)
Income (loss) from continuing operations	4,735	2,456	1,640	(7,022)	1,809
Discontinued operations	(1)	—	—	(188)	(189)
Net income (loss) attributable to RLHC	$4,734	$2,456	$1,640	$(7,210)	$1,620

Capital expenditures	$5,180	$17	$162	$(12)	$5,347
Identifiable assets as of December 31, 2014	$190,332	$9,807	$6,161	$16,727	$223,027

12.    Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator - basic and diluted:
Net income (loss) from continuing operations	$(986)	$5,139	$9,146	$1,809
Less: net (income) loss attributable to noncontrolling interest	(936)	—	(906)	—
Income (loss) from continuing operations attributable to Red Lion Hotels Corporation	(1,922)	5,139	8,240	1,809
Income (loss) from discontinued operations	—	(1)	—	(189)
Net income (loss) attributable to Red Lion Hotels Corporation	$(1,922)	$5,138	$8,240	$1,620
Denominator:
Weighted average shares - basic	19,955	19,755	19,926	19,736
Weighted average shares - diluted	19,955	19,783	20,116	19,771
Earnings (loss) per share - basic
Income (loss) from continuing operations attributable to Red Lion Hotels Corporation	$(0.10)	$0.26	$0.41	$0.09
Income (loss) from discontinued operations	—	0.00	—	(0.01)
Net income (loss) attributable to Red Lion Hotels Corporation	$(0.10)	$0.26	$0.41	$0.08
Earnings (loss) per share - diluted
Income (loss) from continuing operations attributable to Red Lion Hotels Corporation	$(0.10)	$0.26	$0.41	$0.09
Income (loss) from discontinued operations	—	0.00	—	(0.01)
Net income (loss) attributable to Red Lion Hotels Corporation	$(0.10)	$0.26	$0.41	$0.08

For the three months ended June 30, 2015, all of the 75,176 options to purchase common shares, all of the 1,270,848 restricted stock units outstanding, and all of the warrants to purchase 442,533 common shares were not included in the diluted per share calculation as they were antidilutive. For the three months ended June 30, 2014, 103,205 of the 104,352 options to purchase common shares and 256,476 of the 283,677 restricted stock units outstanding were not included in the diluted per share calculation as they were antidilutive.

For the six months ended June 30, 2015, all of the 75,176 options to purchase common shares, 1,080,136 of the 1,270,848 restricted stock units outstanding, and all of the warrants to purchase 442,533 common shares were not included in the diluted per share calculation as they were antidilutive. For the six months ended June 30, 2014, 103,183 of the 104,352 options to purchase common shares and 249,700 of the 283,677 restricted stock units outstanding were not included in the diluted per share calculation as they were antidilutive.

13.    Income Taxes

For the six months ended June 30, 2015 and 2014, we reported an income tax expense of $87,000 and $31,000, respectively. There was an income tax benefit of $25,000 for three months ended June 30, 2015 and no income tax benefit or provision for three months ended June 30, 2014. The income tax provision varies from the statutory rate primarily due to a full valuation allowance against our deferred assets.

We have federal operating loss carryforwards,which will expire beginning in 2033, state operating loss carryforwards, which will expire beginning in 2017, and tax credit carryforwards, which will begin to expire in 2024.

14.    Stockholders' Equity

Stock Incentive Plans

The 2006 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by our shareholders and allowed awards of 2.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of June 30, 2015, there were 12,727 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.

The 2015 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by our shareholders and allows awards of 1.4 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of June 30, 2015, there were 854,352 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2015 plan.

Stock Options

In the six months ended June 30, 2015 and 2014 we recognized no compensation expense related to options.

A summary of stock option activity for the six months ended June 30, 2015, is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2014	75,176	$10.27
Options granted	—	$—
Options exercised	—	$—
Options forfeited	—	$—
Balance, June 30, 2015	75,176	$10.27
Exercisable, June 30, 2015	75,176	$10.27

Additional information regarding stock options outstanding and exercisable as of June 30, 2015, is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$7.46	3,500	0.36	2015	$7.46	$700	3,500	$7.46	$700
$8.74	40,836	2.89	2018	8.74	—	40,836	8.74	—
$12.21	15,195	1.39	2016	12.21	—	15,195	12.21	—
$13.00	15,645	1.88	2017	13.00	—	15,645	13.00	—
	75,176	2.26	2015-2018	$10.27	$700	75,176	$10.27	$700
__________

(1)
The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been fully vested and exercised on the last trading day of the first six months of 2015, or June 30, 2015, based upon our closing stock price on that date of $7.66.

Restricted Stock Units, Shares Issued as Compensation

As of June 30, 2015 and 2014, there were 1,270,848 and 283,677 unvested restricted stock units outstanding. Since we began issuing restricted stock units, approximately 22.0% of total units granted have been forfeited. In the second quarter of 2015, we recognized approximately $0.3 million in compensation expense related to restricted stock units compared to $0.2 million in the comparable period in 2014. As the restricted stock units vest, we expect to recognize approximately $6.6 million in additional compensation expense over a weighted average period of 43 months, including $1.0 million during the remainder of 2015.

A summary of restricted stock unit activity for the six months ended June 30, 2015, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2014	398,513	$7.32
Granted	982,383	$7.17
Vested	(93,485)	$5.34
Forfeited	(16,563)	$5.67
Balance, June 30, 2015	1,270,848	$6.89

Employee Stock Purchase Plan

In January 2008, we adopted the 2008 employee stock purchase plan (the “2008 ESPP”) upon the expiration of its predecessor plan. Under the 2008 ESPP, a total of 300,000 shares of common stock are authorized for purchase by eligible employees at a discount through payroll deductions. No employee may purchase more than $25,000 worth of shares in any calendar year, or more than 10,000 shares during any six-month purchase period under the plan. As allowed under the 2008 ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. During the six months ended June 30, 2015 and 2014, 10,614 and 7,405 shares were issued to participants under the terms of the plan, respectively.

Warrants

In January 2015, in connection with Shelbourne Falcon’s purchase of equity interests in RL Venture, we issued Shelbourne a warrant to purchase 442,533 shares of common stock. The warrant has a five year term from the date of issuance and a per share exercise price of $6.78. The warrant is classified as equity due to share settlement upon exercise. Accordingly, the estimated fair value of the warrant was recorded in additional paid in capital upon issuance and we do not recognize subsequent changes in fair value in our financial statements.

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

Estimated fair values of financial instruments (in thousands) are shown in the table below. The carrying amounts for cash and cash equivalents, accounts receivable and current liabilities are reasonable estimates of their fair values. We estimate the fair value of our notes receivable using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. We estimate the fair value of our long-term debt using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. The debentures are valued at the closing price on June 30, 2015, of the underlying trust preferred securities on the New York Stock Exchange, which was a directly observable Level 1 input. The fair values provided below are not necessarily indicative of the amounts we or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents and restricted cash(1)	$88,838	$88,838	$5,351	$5,351
Accounts receivable(1)	$7,931	$7,931	$6,752	$6,752
Notes receivable	$1,925	$1,925	$5,284	$5,284
Financial liabilities:
Current liabilities, excluding debt(1)	$23,777	$23,777	$18,469	$18,469
Total debt, excluding debentures	$64,657	$71,358	$29,873	$30,683
Debentures	$30,825	$31,992	$30,825	$31,639
__________

(1)	Includes the cash, accounts receivable, and current liabilities of discontinued operations held for sale as of December 31, 2014.

16.    Commitments and Contingencies

At any given time we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a materially adverse effect on our consolidated financial position or net cash flow.

Due to our equity method investment in a 19.9% owned real estate venture, we are considered a guarantor of the mortgage for the building associated with that investment. We would be obligated to pay a portion of this mortgage in the event the real estate venture were unable to meet its principal or interest payment obligations. As of June 30, 2015, the maximum amount payable under this guarantee was approximately $1.9 million, which represents 19.9% of the outstanding mortgage balance. At each reporting date, it was not probable that we would be required to pay any of this amount; thus we have not accrued a liability for any portion of this obligation in our June 30, 2015 or December 31, 2014 financial statements.

Our lease for the Red Lion Hotel Vancouver (at the Quay) requires us to pay a fee of $3.0 million on December 31, 2015 or any earlier termination of the lease. This payment is subject to a letter of credit that is secured by a certificate of deposit, which is included in "Restricted cash" on the Consolidated Balance Sheet.

17. Related Party Transactions

RL Venture has agreed to pay to Shelbourne Falcon an investor relations fee each month equal to 0.50% of its total aggregate revenue. Columbia Pacific Opportunity Fund, LP, one of our company's largest shareholders, is an investor in Shelbourne Falcon. During the three and six months ended June 30, 2015, RL Venture paid $83,400 and $96,900, respectively, to Shelbourne Falcon.

RL Venture has also agreed to pay CPA Development, LLC, an affiliate of Columbia Pacific Opportunity Fund, LP, a construction management fee of $200,000. During the three and six months ended June 30, 2015, RL Venture paid $22,200 and $55,500, respectively, of this fee.

In May 2015, we entered into a management agreement with the LLC that owns Red Lion Hotel Woodlake Conference Center Sacramento. A member of our board of directors is a 50% owner of the entity that serves as the manager of that LLC. During the three and six months ended June 30, 2015 we recognized management fee revenue of $15,000.

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

In this report, "we," "us," "our," "our company and "RLHC" refer to Red Lion Hotels Corporation and, as the context requires, all of its consolidated subsidiaries, including Red Lion Hotels Holdings, Inc., Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. ("RL Management"), and Red Lion Hotels Limited Partnership, all of which are wholly-owned, and RL Venture LLC ("RL Venture"), in which we hold a 55% and 79% member interests, respectively. The terms "the network", "systemwide hotels" or "network of hotels" refer to our entire group of owned, managed and franchised hotels.

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

Introduction

We are a NYSE-listed hospitality and leisure company (ticker symbols RLH and RLH-pa) primarily engaged in the management, franchising and ownership of hotels under our proprietary brands, including Hotel RL, Red Lion Hotels, Red Lion Inns & Suites, GuestHouse International and Settle Inn & Suites (collectively the "RLHC Brands").

We were incorporated in the state of Washington in April 1978, and until 1999 operated hotels under various other brand names including Cavanaughs Hotels and WestCoast Hotels. All of our hotels currently operate under the RLHC Brands which represent upper, midscale and economy hotels.

The RLHC Brands offer a unique local spin on the expected travel experience in an environment that allows customers to feel welcome and at home. Our properties strive to highlight friendly service and reflect the local flair of their markets. Our focus is to anticipate guest needs and pleasantly surprise them with our distinctive Pacific Northwest-inspired customer service. Warm and authentic, our commitment to customer service includes a focus on delivering the guest locally inspired, friendly and personalized signature moments. This is intended to position each RLHC hotel as an advocate to our traveling guests, creating brand relevance and loyalty, differentiating us from our competition.

In October 2014, we launched a new brand, Hotel RL. This upscale lifestyle brand is a full-service, conversion brand-targeted for the top 80 U.S. urban markets that is inspired by the spirit of the Pacific Northwest and designed for consumers with a millennial mindset. The first addition to Hotel RL was the Hotel RL Baltimore Inner Harbor, which opened in August 2015. We are also converting three of our existing hotels located in Salt Lake City, Utah, and in Olympia and Spokane, Washington to the Hotel RL brand; the conversions are expected to be completed during the first quarter of 2016.

A summary of our properties as of June 30, 2015 is provided below:

	Hotels	Total Available Rooms

Company operated hotels
Majority owned and consolidated	12	2,530
Leased	5	1,027
Managed	2	487
Franchised hotels	109	10,359
Leo Hotel Collection	1	300
Total systemwide	129	14,703

We operate in three reportable segments:

•
The company operated hotel segment derives revenue primarily from guest room rentals and food and beverage operations at owned and leased hotels for which we consolidate results. Revenues are also derived from management fees and related charges for hotels with which we contract to perform management services.

•
The franchise segment is engaged primarily in licensing the RLHC Brands to franchisees. This segment generates revenue from franchise fees that are typically based on a percent of room revenue and are charged to hotel owners in exchange for the use of our brand and access to our central services programs. These programs include our reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards.

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

We believe that additional growth in our hotel network in larger metropolitan cities will come from hotel acquisitions where we contribute partial equity or participate in equity ownership opportunities in joint ventures with hotel owners and investors. Equity investment in hotels new to our system is an opportunity for us to redeploy capital generated from sales of hotels into improvement and expansion of our hotel network in major cities. Further growth opportunities may come from the expansion of our brand offerings. In October 2014, we launched a new upscale hotel brand, Hotel RL. This new hotel product is intended to be flexible enough to allow adaptive reuse projects, conversions and new builds while giving owners a more free-form approach to adapt the hotel to their unique markets and locations. The new flat fee structure is a true differentiator in this segment, which provides a predictable cost structure for our franchisees with the opportunity to leverage a greater proportion of their top-line growth to superior hotel performance. In December 2014, we announced the acquisition of an adaptive reuse property located at the Inner Harbor in Baltimore, Maryland. After renovation, we opened the property as our first Hotel RL in August 2015.

In January 2015, we completed a comprehensive transaction to accelerate the execution of our national growth strategy. Key components included the transfer of 12 of our wholly-owned hotels to RL Venture, a newly created entity that was initially wholly-owned by us, the sale to a third party of a 45% member interest in that entity, and the concurrent refinancing of all of our secured debt. Three of the hotels will be renovated and converted to the recently announced lifestyle, three-star Hotel RL brand. The remaining nine Red Lion Hotels and Red Lion Inn & Suites will also undergo comprehensive renovations. All 12 hotels will continue to be managed by RLHC's wholly-owned subsidiary, RL Management, under an initial five-year management contract, with three five-year extensions.

In April 2015, our subsidiary RL Baltimore, LLC ("RL Baltimore") obtained a new loan secured by the Hotel RL Baltimore Inner Harbor. Also, in April 2015, we sold a 21% member interest in RLS Balt Venture, the parent of RL Baltimore, to a third party, who has an option exercisable until December 31, 2015 to purchase an additional 24% member interest in that entity.

In April 2015, we announced that we had completed the acquisition of the intellectual property assets and all hotel franchise license agreements of GuestHouse International, LLC. The acquisition expanded RLHC's presence across the country by adding two recognized hotel brands with 73 GuestHouse International and Settle Inn & Suites franchise license agreements. The transaction more than doubled the RLHC brand portfolio from 57 to 129 hotels in 30 states.

To further support the market repositioning of our RLHC Brands and improve our financial performance, throughout 2014 and the beginning of 2015, we sold seven non-strategic hotel assets. Proceeds from the sales of these assets have provided additional capital for support of the growth initiatives for our hotel network.

We are also investing in sales and marketing talent and technology to improve our ability to manage the various channels that drive occupancy and average daily rate at our hotels, including transient, group and preferred corporate business. We have implemented a new guest management ecosystem, RevPak, which includes a number of industry revenue generation systems fully integrated to provide comprehensive information by integrating information on customer acquisition, customer management and customer retention. This suite of products will deliver dynamic and personalized communications and promotions tailored to individual guest travel needs and habits.

Our focus on improving e-commerce revenue generation includes ongoing updates and improvements to our RedLion.com website and improved and targeted digital marketing utilizing information generated through our RevPak reservation and distribution system.

Revenue per available room ("RevPAR") for company operated hotels on a comparable basis from continuing operations increased 13.7% in the second quarter of 2015 from the second quarter of 2014. Average Daily Rate ("ADR") on a comparable basis from continuing operations increased 5.0% in the second quarter of 2015 to $96.33 from $91.78 in the second quarter of 2014. Occupancy on a comparable basis from continuing operations increased 570 basis points in the second quarter of 2015 from the second quarter of 2014.

Comparable RevPAR for midscale franchised hotels increased 13.6% in the second quarter of 2015 from the first quarter of 2014. Comparable ADR increased 3.5% in the second quarter of 2015 to $85.62 from $82.71 in the second quarter of 2014. Comparable occupancy increased 570 basis points in the second quarter of 2015 from the second quarter of 2014.

Average occupancy, ADR and RevPAR statistics are provided below on a comparable basis from continuing operations.

Comparable Hotel Statistics from Continuing Operations (1)(2)
	For the three months ended June 30,
	2015				2014
	Average Occupancy		ADR	RevPAR	Average Occupancy	ADR	RevPAR
Company operated hotels
Midscale	74.4%		$96.33	$71.65	68.7%	$91.78	$63.04
Franchised hotels
Midscale	63.5%		$85.62	$54.35	57.8%	$82.71	$47.83
Economy (pro forma) (2)	55.6%		$70.76	$39.36	53.8%	$67.72	$36.42
Systemwide
Midscale	67.7%		$92.17	$62.36	62.1%	$88.20	$54.81
Economy (pro forma) (2)	55.6%		$70.76	$39.36	53.8%	$67.72	$36.42

Change from prior comparative period:	Average Occupancy		ADR	RevPAR
Company operated hotels
Midscale	570	bps	5.0%	13.7%
Franchised hotels
Midscale	570	bps	3.5%	13.6%
Economy (pro forma) (2)	180	bps	4.5%	8.1%
Systemwide
Midscale	560	bps	4.5%	13.8%
Economy (pro forma) (2)	180	bps	4.5%	8.1%

Comparable Hotel Statistics from Continuing Operations (1)(2)
	For the six months ended June 30,
	2015				2014
	Average Occupancy		ADR	RevPAR	Average Occupancy	ADR	RevPAR
Company operated hotels
Midscale	67.1%		$92.59	$62.09	62.7%	$88.15	$55.31
Franchised hotels
Midscale	57.3%		$84.34	$48.32	52.3%	$80.85	$42.31
Economy (pro forma) (2)	49.2%		$68.21	$33.55	47.2%	$65.97	$31.13
Systemwide
Midscale	61.1%		$89.60	$54.71	56.6%	$85.45	$48.33
Economy (pro forma) (2)	49.2%		$68.21	$33.55	47.2%	$65.97	$31.13

Change from prior comparative period:	Average Occupancy		ADR	RevPAR
Company operated hotels
Midscale	440	bps	5.0%	12.3%
Franchised hotels
Midscale	500	bps	4.3%	14.2%
Economy (pro forma) (2)	200	bps	3.4%	7.8%
Systemwide
Midscale	450	bps	4.9%	13.2%
Economy (pro forma) (2)	200	bps	3.4%	7.8%

(1)
Certain operating results for the periods included in this report are shown on a comparable hotel basis. With the exception of pro forma economy hotels, comparable hotels are defined as hotels that were in the system for at least one full calendar year as of the end of the current period other than hotels for which comparable results were not available.

(2)
We acquired the franchise license agreements of GuestHouse International and Settle Inn & Suites properties on April 24, 2015. Results presented prior to that date are attributable to the prior owner and therefore are presented as pro forma.

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

•
Comparable hotels are hotels that have been owned, leased, managed, or franchised by us and were in operation for at least one full calendar year as of the end of the current period and properties for which comparable results were not available.

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

Results of Operations

A summary of our consolidated statements of comprehensive (loss) income is provided below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenue	$36,613	$41,408	$66,328	$73,996
Total operating expenses	35,921	35,155	53,002	69,918
Operating income (loss)	692	6,253	13,326	4,078
Other income (expense):
Interest expense	(1,738)	(1,178)	(3,240)	(2,396)
Loss on early retirement of debt	—	—	(1,159)	—
Other income, net	35	64	306	158
Income (loss) before taxes	(1,011)	5,139	9,233	1,840
Income tax expense (benefit)	(25)	—	87	31
Net income (loss) from continuing operations	(986)	5,139	9,146	1,809
Net income (loss) from discontinued operations, net of tax (1)	—	(1)	—	(189)
Net income (loss)	(986)	5,138	9,146	1,620
Less net (income) loss attributable to noncontrolling interest	(936)	—	(906)	—
Net income (loss) attributable to Red Lion Hotels Corporation	$(1,922)	$5,138	$8,240	$1,620
Comprehensive income (loss)
Unrealized loss on cash flow hedges, net of tax	$—	$(71)	$—	$(72)
Comprehensive income (loss)	$(1,922)	$5,067	$8,240	$1,548

Non-GAAP Financial Measures (2)
EBITDA	$2,935	$9,498	$17,686	$10,372
Adjusted EBITDA	$4,434	$3,883	$4,514	$4,373
Adjusted net income (loss)	$(423)	$(477)	$(4,932)	$(4,379)
(1) Discontinued operations includes a hotel in Eugene, Oregon that ceased operations in first quarter 2014.
(2) The definitions of "EBITDA", "Adjusted EBITDA" and Adjusted net income (loss) and how those measures relate to net income (loss) are discussed and reconciled under Non-GAAP Financial Measures below.

For the three months ended June 30, 2015, we reported net loss attributable to Red Lion Hotels Corporation of $1.9 million or $0.10 per basic share. Net loss includes $0.6 million in amortized lease termination fees related to the amended lease for the Red Lion Hotel Vancouver at the Quay. For the three months ended June 30, 2014, we reported net income attributable to Red Lion Hotels Corporation of $5.1 million or $0.26 per share. Net income includes $3.5 million of gains on the sales of the Yakima, Kelso, Kennewick and Canyon Springs properties as well as $2.1 million in early termination fees related to the Seattle Fifth Avenue Hotel terminating its franchise agreement.

For the six months ended June 30, 2015, we reported net income attributable to Red Lion Hotels Corporation of $8.2 million or $0.41 per basic share. Net income includes $16.4 million in gains on the sales of the Bellevue and Wenatchee properties. Net income also includes $1.2 million in loss on early termination of the Wells Fargo credit facility. In addition, net income includes $1.1 million in amortized lease termination fees related to the amended lease for the Red Lion Hotel Vancouver at the Quay. For the six months ended June 30, 2014, we reported net income attributable to Red Lion Hotels Corporation of $1.5 million or $0.08 per share. Net income included $3.5 million of gains on the sales of the Yakima, Kelso, Kennewick and Canyon Springs properties as well as $2.1 million in early termination fees related to the Seattle Fifth Avenue Hotel terminating its franchise agreement.

The above special items are excluded from operating results in Adjusted EBITDA. For the three months ended June 30, 2015, Adjusted EBITDA was $4.4 million, compared to $3.9 million for the three months ended June 30, 2015. For the six months ended June 30, 2015, Adjusted EBITDA was $4.5 million, compared to $4.4 million for the six months ended June 30, 2014.

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
The following is a reconciliation of EBITDA, Adjusted EBITDA and Adjusted net income (loss) to net income (loss) attributable to RLHC for the periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Net income (loss) attributable to Red Lion Hotels Corporation		$(1,922)	$5,138	$8,240	$1,620
	Depreciation and amortization	3,144	3,182	6,119	6,325
	Interest expense	1,738	1,178	3,240	2,396
	Income tax expense	(25)	—	87	31
EBITDA		$2,935	$9,498	$17,686	$10,372
	Noncontrolling interest (1)	936	—	906	—
	Loss on discontinued operations (2)	—	1	—	189
	Gain on asset dispositions (3)	—	(3,521)	(16,362)	(3,521)
	Loss on early retirement of debt (4)		—	1,159	—
	Lease termination costs (5)	563	—	1,125	—
	Franchise termination fees (6)	—	(2,095)	—	(2,095)
	Termination of loyalty program (7)	—	—	—	(572)
Adjusted EBITDA		$4,434	$3,883	$4,514	$4,373

(1)	Represents noncontrolling interests in consolidated joint ventures.
(2)	Discontinued operations include a hotel in Eugene, Oregon that ceased operations in the first quarter of 2014.
(3)
In the first quarter of 2015, we recorded $16.4 million in gain on the sales of the Bellevue and Wenatchee properties. In the second quarter of 2014, we recorded $3.5 million in gain on the sales of the Yakima, Kelso, Kennewick and Canyon Springs properties. These amounts are included in the line item "Gain on asset dispositions, net" on the accompanying consolidated statements of comprehensive income (loss).

(4)	In the first quarter of 2015, we recorded $1.2 million in loss on the early retirement of debt.
(5)
In the fourth quarter of 2014, we amended the lease for the Red Lion Hotel Vancouver at the Quay and recorded $0.6 million of additional amortized lease termination fees in the first and second quarters of 2015.

(6)
In the second quarter of 2014, we recorded $2.1 million in revenue for an early termination fee related to the Seattle Fifth Avenue Hotel terminating its franchise agreement. This amount is included in the line item "Franchised hotels revenue" on the accompanying consolidated statements of comprehensive income (loss).

(7)	In 2014, we recognized a non-cash benefit related to the termination of our loyalty program.

The following is a reconciliation of Adjusted net income (loss) to net income (loss) attributable to Red Lion Hotels Corporation for the periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Net income (loss)		$(1,922)	$5,138	$8,240	$1,620
	Noncontrolling interest (1)	936	—	906	—
	Loss on discontinued operations (2)	—	1	—	189
	Gain on asset dispositions (3)	—	(3,521)	(16,362)	(3,521)
	Loss on early retirement of debt (4)	—	—	1,159	—
	Lease termination costs (5)	563	—	1,125	—
	Franchise termination fees (6)	—	(2,095)	—	(2,095)
	Termination of loyalty program (7)	—	—	—	(572)
Adjusted net income (loss)		$(423)	$(477)	$(4,932)	$(4,379)

(1)	Represents noncontrolling interests in consolidated joint ventures.
(2)	Discontinued operations include a hotel in Eugene, Oregon that ceased operations in the first quarter of 2014.
(3)
In the first quarter of 2015, we recorded $16.4 million in gain on the sales of the Bellevue and Wenatchee properties. In the second quarter of 2014, we recorded $3.5 million in gain on the sales of the Yakima, Kelso, Kennewick and Canyon Springs properties. These amounts are included in the line item "Gain on asset dispositions, net" on the accompanying consolidated statements of comprehensive income (loss).

(4)	In the first quarter of 2015, we recorded $1.2 million in loss on the early retirement of debt.
(5)
In the fourth quarter of 2014, we amended the lease for the Red Lion Hotel Vancouver at the Quay and recorded $0.6 million of additional amortized lease termination fees in the first and second quarters of 2015.

(6)
In the second quarter of 2014, we recorded $2.1 million in revenue for an early termination fee related to the Seattle Fifth Avenue Hotel terminating its franchise agreement. This amount is included in the line item "Franchised hotels revenue" on the accompanying consolidated statements of comprehensive income (loss).

(7)	In 2014, we recognized a non-cash benefit related to the termination of our loyalty program.

Revenue

A breakdown of our revenues from continuing operations for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

Revenue From Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Company operated hotels	$30,348	$31,399	$54,120	$57,323
Other revenues from managed properties	964	—	1,127	—
Franchised hotels	3,229	4,453	5,322	5,978
Entertainment	2,060	5,538	5,736	10,644
Other	12	18	23	51
Total revenues	$36,613	$41,408	$66,328	$73,996

Comparable Company Operated Hotel Revenue From Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Company operated hotel revenue from continuing operations	$31,312	$31,399	$55,247	$57,323
less: revenue from sold and closed hotels	—	(4,760)	(918)	(9,904)
less: revenue from hotels without comparable results	(1,249)	—	(1,444)	—
Comparable company operated hotel revenue	$30,063	$26,639	$52,885	$47,419

Company operated hotel operating expenses from continuing operations	23,182	25,236	$44,266	$48,050
less: operating expenses from sold and closed hotels	(265)	(4,124)	(1,227)	(8,831)
less: operating expenses from hotels without comparable results	(1,037)	—	(1,216)	—
Comparable company operated hotel operating expenses	$21,880	$21,112	$41,823	$39,219

Company operated hotel direct operating margin from continuing operations	$8,130	$6,163	$10,981	$9,273
less: operating margin from sold and closed hotels	$265	$(636)	309	(1,073)
less: operating margin from hotels without comparable results	$(212)	$—	(228)	—
Comparable company operated hotel direct margin	$8,183	$5,527	$11,062	$8,200
Comparable company operated hotel direct margin %	27.2%	20.7%	20.9%	17.3%

Comparable hotels are defined as properties that were operated by our company for at least one full calendar year as of the end of the current period other than hotels for which comparable results were not available. Comparable results exclude eight hotels that were sold or closed, one hotel that was converted from owned to managed, one hotel that was converted from franchised to managed, and one hotel that was not yet operating.
We utilize these comparable measures because management finds them a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe they are a complement to reported operating results. Comparable operating results are not intended to represent reported operating results defined by GAAP, and such information should not be considered as an alternative to reported information or any other measure of performance prescribed by GAAP.

Three months ended June 30, 2015 and 2014

During the second quarter of 2015, revenue from the company operated hotel segment decreased $0.1 million or (0.3)% compared to the second quarter of 2014. On a comparable basis, excluding the results of the sold and closed properties and the hotels for which comparable results were not available, revenue from the company operated hotel segment increased $3.4 million or 12.9% in the second quarter of 2015 compared to the second quarter of 2014. This comparable increase was primarily driven by a 5.0% increase in ADR, as the result of higher rates in the group and transient segments. Occupancy increased 570 basis points compared to the second quarter of 2014, primarily driven by increases in group and transient room nights.

Revenue from our franchised hotels segment decreased $1.2 million to $3.2 million in the second quarter of 2015 compared to the second quarter of 2014. This was primarily due to the early termination fee for the Seattle Fifth Avenue franchise location of $2.1 million partially offset by an increase in the number of franchises in the system.

Revenue in the entertainment segment decreased $3.5 million to $2.1 million in the second quarter of 2015 compared to the second quarter of 2014. This was primarily due to a significant reduction in the number of show nights versus the prior year.

Six months ended June 30, 2015 and 2014

During the first six months of 2015, revenue from the company operated hotel segment decreased $2.1 million or 3.6% compared to the first six months of 2014. The primary reason for the decline is the reduction of hotel count as a result of the sale of properties in 2014 and 2015. On a comparable basis, excluding the results of the sold and closed properties and the hotels for which comparable results were not available, revenue from the company operated hotel segment increased $5.5 million or 11.5% in the first six months of 2015 compared to the first six months of 2014. This comparable increase was primarily driven by a 5.0% increase in ADR, as the result of higher rates in the transient segment. Occupancy increased 440 basis points compared to the first six months of 2014, primarily driven by increases in group and transient room nights.

Revenue from our franchised hotels segment decreased $0.6 million to $5.3 million in the first six months of 2015 compared to the first six months of 2014. This was primarily due to the early termination fee for the Seattle Fifth Avenue franchise location of $2.1 million partially offset by an increase in the number of franchises added to the system.

Revenue in the entertainment segment decreased $4.9 million to $5.7 million in the first six months of 2015 compared to the first six months of 2014. This was primarily due to a successful 2014 run of a Broadway stage production in Honolulu in addition to a significant reduction in the number of show nights versus the prior year.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, depreciation and amortization, hotel facility and land lease expense, gain or loss on asset dispositions and general and administrative expenses.

A breakdown of our operating expenses and direct margin by segment as reported for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

Operating Expenses From Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Company operated hotels	$22,218	$25,236	$43,139	$48,050
Other costs from managed properties	964	—	1,127	—
Franchised hotels	3,031	2,056	5,407	3,498
Entertainment	2,249	4,797	5,375	8,854
Other	9	51	17	165
Depreciation and amortization	3,144	3,182	6,119	6,325
Hotel facility and land lease	1,594	1,171	3,195	2,325
Gain on asset dispositions, net	(88)	(3,404)	(16,503)	(3,479)
General and administrative expenses	2,800	2,066	5,126	4,180
Total operating expenses	$35,921	$35,155	$53,002	$69,918

A breakdown of our comparable hotel operating expenses and direct margin for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

Comparable Company Operated Hotel Operating Expenses From Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Company operated hotel operating expenses from continuing operations	$23,182	$25,236	$44,266	$48,050
less: operating expenses from sold and closed hotels	(265)	(4,124)	(1,227)	(8,831)
less: operating expenses from hotels without comparable results	(1,037)	—	(1,216)	—
Comparable company operated hotel operating expenses	$21,880	$21,112	$41,823	$39,219

Comparable hotels are defined as properties that were operated by our company for at least one full calendar year as of the end of the current period other than hotels for which comparable results were not available. Comparable results exclude eight hotels that were sold or closed, one hotel that was converted from owned to managed, one hotel that was converted from franchised to managed, and one hotel that was not yet operating.
We utilize these comparable measures because management finds them a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe they are a complement to reported operating results. Comparable operating results are not intended to represent reported operating results defined by GAAP, and such information should not be considered as an alternative to reported information or any other measure of performance prescribed by GAAP.

Three months ended June 30, 2015 and 2014

Direct company operated hotel expenses were $23.2 million in the second quarter of 2015 compared with $25.2 million in the second quarter of 2014. The primary reason for the decline is the reduction of hotel count as a result of the sale of properties in 2014 and 2015. On a comparable basis, direct company operated hotel expenses were $21.9 million in the first quarter of 2015 compared with $21.1 million in the first quarter of 2014. The increase was driven primarily by increased occupancy related costs and a prior year $0.6 million non-cash benefit in our loyalty program.

Direct expenses for the franchise segment in the second quarter of 2015 increased $1.0 million compared with the second quarter of 2014, primarily driven by a higher number of franchises added to the system as well as initial investment costs of the enhanced franchise development team.

Direct expenses for the entertainment segment in the second quarter of 2015 decreased by $2.5 million compared with the second quarter of 2014, primarily due to quadruple the number of show nights in 2014 versus 2015.

Depreciation and amortization expenses was flat in the second quarter of 2015 compared with the second quarter of 2014.

Hotel facility and land lease costs increased $0.4 million compared with the first quarter of 2014, primarily due to amortized lease termination fees for the Red Lion Hotel Vancouver at the Quay.

During second quarter of 2014, we recorded $3.4 million in gain on the sales of the Yakima, Kennewick, Kelso and Canyon Springs properties. We had no such gains in the second quarter of 2015.

General and administrative expenses increased by 0.9 million in the second quarter of 2015 compared with the second quarter of 2014 primarily due to an accrual for bonuses based on performance.

Six months ended June 30, 2015 and 2014

Direct company operated hotel expenses were $44.3 million in the first six months of 2015 compared with $48.1 million in the first six months of 2014. The primary reason for the decline is the reduction of hotel count as a result of the sale of properties in 2014 and 2015. On a comparable basis, direct company operated hotel expenses were $41.8 million in the first six months of 2015 compared with $39.2 million in the first six months of 2014. The increase was driven primarily by increased occupancy related costs and a prior year $0.6 million non-cash benefit in our loyalty program.

Direct expenses for the franchise segment in the first six months of 2015 increased $1.9 million compared with the first six months of 2014, primarily driven by a higher number of franchises added to the system as well as initial investment costs of the enhanced franchise development team.

Direct expenses for the entertainment segment in the first six months of 2015 decreased by $3.5 million compared with the first six months of 2014, primarily due to a successful 2014 run of a Broadway stage production in Honolulu in addition to quadruple the number of show nights in 2014 versus 2015.

Depreciation and amortization expenses decreased $0.2 million in the first six months of 2015 compared with the first six months of 2014. The primary driver of the variance was the elimination of depreciation on the properties sold.

Hotel facility and land lease costs increased $0.9 million in the first six months of 2015 compared with the first six months of 2014, primarily due to amortized lease termination fees for the Red Lion Hotel Vancouver at the Quay.

During the first six months of 2015, we recorded $16.5 million in gain on the sales of the Bellevue and Wenatchee properties. During the first six months of 2014, we recorded $3.5 million in gain on the sales of the Yakima, Kennewick, Kelso and Canyon Springs properties.

General and administrative expenses increased by $0.7 million in the first six months of 2015 compared with the first six months of 2014 primarily due to an accrual for bonuses based on performance.

Interest Expense

Interest expense increased $0.6 million in the second quarter of 2015 compared with the second quarter of 2014. The increase is primarily due to a higher principal amount of debt outstanding during the quarter.

Interest expense increased $0.8 million in the first six months of 2015 compared with the first six months of 2014. The increase is primarily due to a higher principal amount of debt outstanding during the quarter.

Income Taxes

For the six months ended June 30, 2015 and 2014, we reported an income tax expense of $87,000 and $31,000, respectively. There was no income tax benefit or provision for the second quarter of 2015 and 2014. The income tax provision varies from the statutory rate primarily due to a full valuation allowance against our deferred tax assets.

Discontinued Operations

During the first quarter of 2014, we ceased the operation of the Red Lion Hotel Eugene in Eugene, Oregon when we assigned our lease to a third party.

Liquidity and Capital Resources
In January 2015, RL Venture Holding LLC, a wholly-owned subsidiary of RL Venture, and each of its 12 wholly-owned subsidiaries entered into a loan agreement with Pacific Western Bank. The original principal amount of the loan was $53.8 million with an additional $26.2 million to be drawn over a two-year period to cover improvements related to the 12 hotels. The loan matures in January 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.75%. Fixed monthly principal payments begin in January 2017 in an amount that would repay the outstanding principal balance over a twenty-five year amortization period. The loan requires us to comply with customary reporting and operating covenants applicable to RL Venture, including requirements relating to debt service loan coverage ratios. It also includes customary events of default. We were in compliance with these covenants at June 30, 2015.
In January 2015, in connection with the RL Venture transaction, we repaid the outstanding balance of our Wells Fargo term loan. We recognized a $1.2 million as "Loss on early retirement of debt" on the Consolidated Statement of Comprehensive Income (Loss) related to termination fees and write-off of the previously recorded prepaid debt fees and unamortized debt discount balances.
In January 2015, in connection with the sale of the Bellevue property, we terminated the $10 million credit facility associated with the term loan. There was no impact on our financial statements.

In April 2015, RL Baltimore obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by the Hotel RL Baltimore Inner Harbor. The initial principal amount of the loan was $10.1 million, and the lender has agreed to advance an additional $3.2 million to cover expenses related to improvements to the hotel. The loan matures in May 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.25%. No principal payments are required during the initial term of the loan. Principal payments of $16,000 per month are required beginning in May 2018 if the extension option is exercised. The loan agreement contains customary reporting and operating covenants applicable to the joint venture, including requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. We were in compliance with these covenants at June 30, 2015.

At June 30, 2015 total outstanding debt was $95.5 million, net of discount. Included in that amount is $30.8 million of debentures due to Red Lion Hotels Capital Trust. Our average pre-tax interest rate on debt was 6.6% at June 30, 2015, of which 31.3% was fixed at an average rate of 9.5% and 68.7% was at an average variable rate of 5.3%.

Our current assets at June 30, 2015 exceeded our current liabilities, by $77.5 million.

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

Operating Activities

Net cash used in operating activities totaled $1.3 million during the first six months of 2015 compared with net cash provided by operating activities of $10.1 million during the first six months of 2014. The primary drivers of the change were the purchase of a $3.0 million certificate of deposit used to collateralize a letter of credit to support the lease termination fee for the Red Lion Hotel Vancouver at the Quay, the establishment of reserved cash balances in the RL Venture and RLS Balt Venture loans, lower year-over-year income in our entertainment division, and current year initial investment costs in our enhanced corporate and franchise development teams.

Investing Activities

Net cash provided by investing activities totaled $43.6 million during the first six months of 2015 compared with net cash provided by investing activities of $11.0 million during the first six months of 2014. The primary driver of the change was the proceeds from the sales of the Bellevue and Wenatchee properties and the proceeds from the sale of equity interests in RL Venture and RLS Balt Venture, partially offset by the purchase of intellectual property and franchise license agreements of GuestHouse International.

Financing Activities

Net cash provided by financing activities was $33.9 million during the first six months of 2015 compared with $10.5 million cash used in financing activities in the first six months of 2014. The primary driver of the variance was the cash received on the new debt of RL Venture and RLS Balt Venture offset by repayment of the Wells Fargo debt in 2015.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and estimated interest on debt, as of June 30, 2015 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt, excluding debentures(1)	$80,539	$3,555	$8,506	$68,478	$—
Debentures due Red Lion Hotels Capital Trust(1)	111,842	2,928	5,857	5,857	97,200
Operating and capital leases	19,521	6,691	3,228	1,961	7,641
Service agreements	550	275	275	—	—
Total contractual obligations (2)	$212,452	$13,449	$17,866	$76,296	$104,841
__________

(1)	Includes estimated interest payments and commitment fees over the life of the debt agreement.

(2)
With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.

We have leasehold interests at various hotel properties as well as our corporate headquarters located in Spokane, Washington and our design center in Denver, Colorado. These leases require us to pay fixed monthly rent and have expiration dates of 2015 and beyond which are reflected in the table above. The table below summarizes the terms of the leases, including extension periods at our option, for our hotel properties as of June 30, 2015:

Property	Expiration date of lease	Extension periods
Red Lion River Inn	October 2018	Three renewal terms of five years each
Red Lion Hotel Seattle Airport	December 2024	One renewal term of five years
Red Lion Hotel Vancouver (at the Quay)	December 2015	None
Red Lion Anaheim	April 2016	18 renewal terms of five years each
Red Lion Hotel Kalispell	April 2028	Three renewal terms of five years each
Corporate headquarters	December 2017	None
Denver Design Center	February 2020	One renewal term of five years

Franchise Update

At June 30, 2015, our franchise network included 109 hotels under franchise agreements, representing a total of 10,359 rooms.

Assets Held for Sale Update

As of June 30, 2015, we have no properties listed for sale. At December 31, 2014, we had the Red Lion Hotel Bellevue and the Red Lion Hotel Wenatchee listed for sale. We sold both properties in the first quarter of 2015 for aggregate net proceeds of $37.7 million.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Management has discussed the development and selection of our critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosures presented on Form 10-K for the year ended December 31, 2014. Since the date of our 2014 Form 10-K, there have been no material changes to our critical accounting policies, nor have there been any changes to our methodology and assumptions applied to these policies other than described below.

We recognize other revenue and costs from managed properties when we incur the related reimbursable costs. These costs primarily consist of payroll and related expenses at managed properties where we are the employer. As these costs have no added markup, the revenue and related expense have no impact on either our operating or net income.

We recognize key money paid in conjunction with entering into long-term franchise agreements as prepaid expenses and amortize the amount paid against revenue over the term of the franchise agreements.

New and Future Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We are in the process of evaluating this guidance and our method of adoption.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 and early application is permitted. We early adopted this guidance in the first quarter of 2015. We utilized retrospective application of the new standard and reclassified prior period balances of prepaid debt fees to debt discount.

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

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from outstanding debt. As of June 30, 2015, our outstanding debt, including current maturities and excluding unamortized origination fees, was $98.3 million.

At June 30, 2015, $30.8 million of our outstanding debt was subject to currently fixed interest rates and was not exposed to market risk from rate changes. The remaining $67.5 million outstanding under term loans is subject to variable rates, but are subject to interest rate caps.

We do not enter into derivative transactions for trading purposes, but rather to hedge our exposure to interest rate fluctuations. We manage our floating rate debt using interest rate caps in order to reduce our exposure to the impact of changing interest rates and future cash outflows for interest.

We do not foresee any changes of significance in our exposure to fluctuations in interest rates, although we will continue to manage our exposure to this risk by monitoring available financing alternatives.

The below table summarizes the principal payment requirements on our debt obligations at June 30, 2015 on our consolidated balance sheet (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Debt, excluding debentures	$—	$—	$1,109	$13,033	$53,401	$—	$67,543	$71,358
Average interest rate							5.3%
Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$31,992
Average interest rate							9.5%

Item 4.	Controls and Procedures

As of June 30, 2015, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the first six months of 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
Index to Exhibits

Exhibit Number	Description

10.1	Registration Rights Agreement dated June 15, 2015 between the registrant and HNA RLH Investments LLC

10.2	Investor Agreement dated June 15, 2015 among the registrant, HNA RLH Investments LLC and HNA Investment Management LLC

10.3	Asset Purchase Agreement dated April 23, 2015 among the registrant, GuestHouse International, L.L.C. and Brendan Watters

10.4	2015 RLHC Named Executive Officers Bonus Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b)

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Lion Hotels Corporation
Registrant

Signature		Title	Date

By:	/s/ Gregory T. Mount	President and Chief Executive Officer (Principal Executive Officer)	August 5, 2015
Gregory T. Mount

By:	/s/ James A. Bell	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 5, 2015
James A. Bell