Form 10-Q
period 2015-09-30
Red Lion Hotels CORP
filed 2015-11-06
CIK 1052595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
As of November 2, 2015, there were 20,051,145 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2015 and December 31, 2014

	September 30, 2015	December 31, 2014
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$75,889	$5,126
Restricted cash	13,303	225
Short-term investments	7,866	—
Accounts receivable, net	8,909	6,752
Notes receivable, net	287	2,944
Inventories	1,065	1,013
Prepaid expenses and other	3,753	3,671
Deferred income taxes	629	—
Assets held for sale	—	21,173
Total current assets	111,701	40,904
Property and equipment, net	168,070	160,410
Goodwill	8,512	8,512
Intangible assets	15,474	7,012
Notes receivable, long term	1,685	2,340
Other assets, net	4,249	3,849
Total assets	$309,691	$223,027
LIABILITIES
Current liabilities:
Accounts payable	$5,632	$2,952
Accrued payroll and related benefits	6,767	4,567
Other accrued entertainment expenses	8,374	5,625
Other accrued expenses	6,467	2,547
Deferred income taxes	—	2,778
Total current liabilities	27,240	18,469
Long-term debt, due after one year, net of discount	102,265	60,698
Deferred income	2,637	2,988
Deferred income taxes	3,442	35
Total liabilities	135,584	82,190
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Red Lion Hotels Corporation stockholders' equity
Preferred stock- 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 20,039,079 and 19,846,508 shares issued and outstanding	200	198
Additional paid-in capital	143,299	153,671
Accumulated other comprehensive income (loss)	—	(203)
Retained earnings (accumulated deficit)	(3,780)	(12,829)
Total Red Lion Hotels Corporation stockholders' equity	139,719	140,837
Noncontrolling interest	34,388	—
Total stockholders' equity	174,107	140,837
Total liabilities and stockholders’ equity	$309,691	$223,027

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
For the Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Revenue:
Company operated hotels	$36,972	$36,758	$91,092	$94,081
Other revenues from managed properties	1,147	—	2,274	—
Franchised hotels	3,800	2,066	9,123	8,044
Entertainment	1,800	3,306	7,537	13,950
Other	16	14	38	65
Total revenues	43,735	42,144	110,064	116,140
Operating expenses:
Company operated hotels	25,439	24,776	68,578	72,827
Other costs from managed properties	1,147	—	2,274	—
Franchised hotels	3,087	1,761	8,494	5,259
Entertainment	1,666	3,092	7,041	11,946
Other	10	72	26	237
Depreciation and amortization	3,484	3,241	9,603	9,566
Hotel facility and land lease	1,894	1,167	5,089	3,492
(Gain) loss on asset dispositions, net	(88)	40	(16,590)	(3,439)
General and administrative expenses	2,676	1,899	7,803	6,078
Total operating expenses	39,315	36,048	92,318	105,966
Operating income (loss)	4,420	6,096	17,746	10,174
Other income (expense):
Interest expense	(1,989)	(1,041)	(5,228)	(3,436)
Loss on early retirement of debt	—	—	(1,159)	—
Other income, net	75	46	380	203
Income (loss) from continuing operations before taxes	2,506	5,101	11,739	6,941
Income tax expense (benefit)	(49)	—	37	31
Net income (loss) from continuing operations	2,555	5,101	11,702	6,910
Discontinued operations
Loss from discontinued business units, net of income tax benefit of $0	—	—	—	(187)
Loss on disposal of the assets of discontinued business units, net of income tax benefit of $0	—	—	—	(2)
Net income (loss) from discontinued operations	—	—	—	(189)
Net income (loss)	2,555	5,101	11,702	6,721
Net (income) loss attributable to noncontrolling interest	(1,746)	—	(2,653)	—
Net income (loss) attributable to Red Lion Hotels Corporation	$809	$5,101	$9,049	$6,721
Earnings per share - basic
Income (loss) from continuing operations attributable to Red Lion Hotels Corporation	$0.04	$0.26	$0.45	$0.35
Income (loss) from discontinued operations	$—	0.00	$—	$(0.01)
Net income (loss) attributable to Red Lion Hotels Corporation	$0.04	$0.26	$0.45	$0.34
Earnings per share - diluted
Income (loss) from continuing operations attributable to Red Lion Hotels Corporation	$0.04	$0.26	$0.45	$0.35
Income (loss) from discontinued operations	$—	$0.00	$—	$(0.01)
Net income (loss) attributable to Red Lion Hotels Corporation	$0.04	$0.26	$0.45	$0.34

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)
Operating activities:
Net income (loss)	$11,702	$6,721
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,150	9,566
Gain on disposition of property, equipment and other assets, net	(16,592)	(3,437)
Loss on early retirement of debt	1,074	170
Deferred income taxes	—	7
Equity in investments	101	34
Stock based compensation expense	1,008	965
Provision for doubtful accounts	580	149
Change in current assets and liabilities:
Restricted cash	(7,922)	—
Accounts receivable	(2,748)	(735)
Notes receivable	(177)	(145)
Inventories	(110)	108
Prepaid expenses and other	(899)	(3)
Accounts payable	2,681	(717)
Accrued other	8,989	4,501
Net cash provided by (used in) operating activities	7,837	17,184
Investing activities:
Purchase of hotels	(6,421)	—
Purchase of GuestHouse International assets	(8,855)	—
Capital expenditures	(10,707)	(7,260)
Proceeds from disposition of property and equipment	37,730	16,176
Proceeds from sale of joint venture interests	21,565	—
Distributions to noncontrolling interests	(1,319)	—
Collection of notes receivable related to property sales	3,499	200
Purchase of short-term investments	(7,866)	—
Change in restricted cash	(5,156)	—
Advances to Red Lion Hotels Capital Trust	(27)	(27)
Other, net	—	62
Net cash provided by (used in) investing activities	22,443	9,151
Financing activities:
Borrowings on long-term debt	74,380	—
Repayment of long-term debt	(30,528)	(10,958)
Debt issuance costs	(3,479)	(6)
Other, net	110	69
Net cash provided by (used in) financing activities	40,483	(10,895)

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	70,763	15,440
Cash and cash equivalents at beginning of period	5,126	13,058
Cash and cash equivalents at end of period	$75,889	$28,498

The accompanying condensed notes are an integral part of the consolidated financial statements

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (Continued)
For the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Income taxes	$20	$40
Interest on long-term debt	$4,576	$3,315
Non-cash operating, investing and financing activities:
Reclassification of property and other assets to assets held for sale	$—	$17,682
Reclassification between short and long term notes receivable	$2,120	$—
Exchange of note receivable for real property	$—	$200
Reclassification between accounts receivable and notes receivable	$51	$—
Common stock redeemed	$—	$155

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

A summary of our properties as of September 30, 2015 is provided below:

	Hotels	Total Available Rooms
Company operated hotels
Majority owned and consolidated	13	2,660
Leased and consolidated	5	1,027
Managed	2	487
Franchised hotels	104	10,132
Leo Hotel Collection	1	300
Total systemwide	125	14,606

We are also engaged in entertainment operations, which derive revenues from promotion and presentation of entertainment productions and ticketing services under the operations of WestCoast Entertainment and TicketsWest. The ticketing service offers online ticket sales, ticketing inventory management systems, call center services, and outlet/electronic distributions for event locations.

We were incorporated in the state of Washington in April 1978, and until 2005 operated hotels under various other brand names including Cavanaughs Hotels and WestCoast Hospitality Corporation. The financial statements encompass the accounts of Red Lion Hotels Corporation and all of its consolidated subsidiaries, including Red Lion Hotels Holdings, Inc., Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. ("RL Management"), Red Lion Hotels Limited Partnership, RL Venture LLC ("RL Venture"), RLS Balt Venture LLC ("RLS Balt Venture") and RLS Atla Venture LLC ("RLS Atla Venture").

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

In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly our consolidated financial position at September 30, 2015, the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014, and the consolidated cash flows for the nine months ended September 30, 2015 and 2014. The comprehensive income (loss) for the periods presented may not be indicative of that which may be expected for a full year.

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

Short-term investments consist of variable rate demand notes with maturities that range from two to thirty-five years. They are all classified as available-for-sale. The carrying amounts are reasonable estimates of their fair values due to interest rates which are variable in nature and a put provision at par plus accrued interest.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Except as otherwise described, these reclassifications had no material effect on net income/loss, total assets, total liabilities, total stockholders’ equity, or net cash flows as previously reported.

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

4.     Variable Interest Entities

RL Venture

In January 2015, we transferred 12 of our wholly-owned hotels into RL Venture, a newly created entity that was initially wholly-owned by us. Subsequently, we sold a 45% ownership stake in RL Venture to Shelbourne Falcon RLHC Hotel Investors LLC ("Shelbourne Falcon"), an entity that is led by Shelbourne Capital LLC ("Shelbourne"). We maintain a 55% interest in RL Venture and the 12 hotels are managed by RL Management, one of our wholly-owned subsidiaries, subject to a management agreement. RL Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RL Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we maintain a majority financial position, (b) we maintain management of the properties, and (c) the properties remain branded with RLHC Brands. As a result, we consolidate all of the activities of RL Venture. The equity interest owned by Shelbourne Falcon is reflected as noncontrolling interest in the consolidated financial statements. We recognized a $12.3 million loss on the sale of the equity interests as a reduction to additional paid in capital.

Cash distributions are made periodically based on calculated distributable income. During the third quarter of 2015, RL Venture made its first cash distribution of $2.9 million, of which we received $1.6 million.

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

Condensed Balance Sheet	September 30, 2015
Assets:
Cash and restricted cash	$15,422
Accounts receivable, net	2,445
Inventories	476
Prepaid expenses and other assets	439
Property and equipment, net	107,991
Total assets	$126,773

Liabilities:
Accounts payable	$2,298
Accrued payroll and related benefits	1,869
Other accrued expenses	2,062
Long-term debt	53,678
Total liabilities	59,907
Shareholders' equity	66,866
Total liabilities and stockholders' equity	$126,773

Condensed Statement of Income (Loss)	Three months ended	Nine months ended
	September 30, 2015	September 30, 2015
Hotel revenue	$23,821	$57,573
Hotel operating expenses	14,700	37,772
Depreciation and amortization	1,979	5,640
General and administrative expenses	1,960	5,149
Other expenses	17	58
Operating income (loss)	5,165	8,954
Interest expense	874	2,474
Net income (loss)	$4,291	$6,480

RLS Balt Venture

In April 2015, we sold a 21% member interest in our wholly-owned RLS Balt Venture to Shelbourne Falcon Charm City Investors LLC ("Shelbourne Falcon II"), an entity led by Shelbourne. Shelbourne Falcon II has an option exercisable until December 31, 2015 to purchase an additional 24% member interest for $2.3 million. RL Baltimore, LLC ("RL Baltimore"), which is wholly-owned by RLS Balt Venture, owns the Hotel RL Baltimore Inner Harbor, which is managed by RL Management. RLS Balt Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RLS Balt Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we maintain a majority financial position, (b) we maintain management of the property, and (c) the property remains branded with a RLHC Brand. As a result, we consolidate all of the activities of RLS Balt Venture. The equity interest owned by Shelbourne Falcon II is reflected as a noncontrolling interest in the consolidated financial statements.

Cash distributions are made periodically based on calculated distributable income. There were no cash distributions made during the three or nine months ended September 30, 2015.

RLS Atla Venture

In September 2015, we formed a joint venture, RLS Atla Venture, with Shelbourne Falcon Big Peach Investors LLC ("Shelbourne Falcon III"), an entity led by Shelbourne. We own a 55% interest in the joint venture and Shelbourne Falcon III owns a 45% interest. RLH Atlanta LLC ("RLH Atlanta"), which is wholly-owned by RLS Atla Venture, owns a hotel adjacent to the Atlanta International Airport that is expected to open in the first quarter of 2016 as the Red Lion Hotel Atlanta International Airport. RLS Atla Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RLS Atla Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we maintain a majority financial position, (b) we maintain management of the property, and (c) the property remains branded with a RLHC Brand. As a result, we consolidate all of the activities of RLS Atla Venture. The equity interest owned by Shelbourne Falcon III is reflected as a noncontrolling interest in the consolidated financial statements.

Cash distributions are made periodically based on calculated distributable income. There were no cash distributions made during the three or nine months ended September 30, 2015.

5.    Property and Equipment

Property and equipment is summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
Buildings and equipment	$182,919	$182,273
Landscaping and land improvements	7,174	6,943
Furniture and fixtures	32,241	31,910
	222,334	221,126
Less accumulated depreciation	(124,650)	(117,968)
	97,684	103,158
Land	38,891	39,087
Construction in progress	31,495	18,165
Property and equipment, net	$168,070	$160,410

The table above excludes the property and equipment balances of assets held for sale. See Note 6 for further discussion.

6.    Assets Held for Sale

As of September 30, 2015, there were no properties classified as assets held for sale. The properties classified as assets held for sale on December 31, 2014 were the Red Lion Hotel Bellevue in Bellevue, Washington ("Bellevue property") and the Red Lion Hotel Wenatchee in Wenatchee, Washington ("Wenatchee property"), both of which were sold during the first quarter of 2015 as follows:
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

7.    Discontinued Operations

There were no discontinued operations for the three or nine months ended September 30, 2015. Discontinued operations for the three and nine months ended September 30, 2014, includes the Red Lion Hotel Eugene in Eugene, Oregon which we ceased operating when we assigned our lease to a third party. Accordingly, all operations of this property have been classified as discontinued operations since the fourth quarter of 2013.

The following table summarizes the results of discontinued operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$—	$—	$—	$133
Operating expenses	—	—	—	(298)
Hotel facility and land lease	—	—	—	(30)
Loss from operations of discontinued business units	—	—	—	(195)
Loss on disposal and impairment of the assets of the discontinued business units	—	—	—	(2)
Loss from discontinued operations	$—	$—	$—	$(197)

8.     Goodwill and Intangible Assets

Goodwill represents the excess of the estimated fair value of the net assets acquired during business combinations over the net tangible and identifiable intangible assets acquired. Goodwill was recorded in prior years in connection with the acquisitions of franchises and entertainment businesses.

The Red Lion and GuestHouse International brand names are identifiable, indefinite-lived intangible assets that represents the separable legal right to a trade name and associated trademarks. We acquired the Red Lion brand name in a business combination we entered into in 2001. We purchased the GuestHouse International and Settle Inn & Suites brand names from GuestHouse International LLC in April 2015 and have allocated a preliminary purchase price of $5.4 million.

In the table below, the customer contracts represent the franchise license agreements acquired with the GuestHouse International brand. We have allocated a preliminary purchase price of $3.4 million. Franchise license agreements are amortized over 10 years which represents the period of expected cash flows, using an accelerated amortization method that matches the economic benefit of the agreements.

In the third quarter of 2015, we determined the contingent consideration due to the sellers of GuestHouse International had not been earned and reduced our allocation of the purchase price by $1.5 million.

We estimated the fair value of our customer contracts and brand names purchased from GuestHouse International using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. See Note 15 for additional information.

We assess goodwill and the other intangible assets for potential impairments annually as of October 1, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets. We did not impair any goodwill or intangible assets during the nine months ended September 30, 2015 or 2014.

The following table summarizes the balances of goodwill and other intangible assets (in thousands):

	September 30, 2015	December 31, 2014
Goodwill	$8,512	$8,512
Intangible assets
Brand names	$12,314	$6,878
Customer contracts	3,026	—
Trademarks	134	134
Total intangible assets	$15,474	$7,012

Goodwill and other intangible assets attributable to each of our business segments were as follows (in thousands):

	September 30, 2015		December 31, 2014
		Other		Other
	Goodwill	Intangibles	Goodwill	Intangibles
Company operated hotels	$—	$4,659	$—	$4,659
Franchised hotels	5,351	10,809	5,351	2,347
Entertainment	3,161	6	3,161	6
Total	$8,512	$15,474	$8,512	$7,012

The following table summarizes the balances of amortized customer contracts (in thousands):

	September 30, 2015	December 31, 2014
Historical cost	$3,420	$—
Accumulated amortization	(394)	—
Net carrying amount	$3,026	$—

As of September 30, 2015, estimated future amortization expenses related to intangible assets is as follows (in thousands):

Year Ending December 31,	Amount
2015	$174
2016	625
2017	531
2018	433
2019	366
Thereafter	897
Total	$3,026

9. Long-Term Debt
The current and non-current portions of long-term debt and capital lease obligations as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015		December 31, 2014
	Current	Non-Current	Current	Non-Current
RL Venture	$—	$53,678	$—	$—
RL Baltimore	—	12,030	—	—
RLH Atlanta	—	5,732	—	—
Wells Fargo	—	—	—	29,873
Debentures due Red Lion Hotels Capital Trust	—	30,825	—	30,825
Total	$—	$102,265	$—	$60,698
RL Venture

In January 2015, RL Venture Holding LLC, a wholly-owned subsidiary of RL Venture, and each of its 12 wholly-owned subsidiaries entered into a loan agreement with Pacific Western Bank. The original principal amount of the loan was $53.8 million with an additional $26.2 million to be drawn over a two-year period to cover improvements related to the 12 hotels. We drew $1.9 million in the nine months ended September 30, 2015. At September 30, 2015, there were unamortized debt issuance fees of $2.0 million.

The loan matures in January 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.75%. Fixed monthly principal payments begin in January 2017 in an amount that would repay the outstanding principal balance over a twenty-five year amortization period.

The loan requires us to comply with customary reporting and operating covenants applicable to RL Venture, including requirements relating to debt service loan coverage ratios. It also includes customary events of default. We were in compliance with these covenants at September 30, 2015.

RL Baltimore

In April 2015, RL Baltimore obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by the Hotel RL Baltimore Inner Harbor. The initial principal amount of the loan was $10.1 million, and the lender agreed to advance an additional $3.2 million to cover expenses related to improvements to the hotel. We drew $2.6 million in the nine months ended September 30, 2015. At September 30, 2015, there were unamortized debt issuance fees of $0.7 million.

The loan matures in May 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.25%. No principal payments are required during the initial term of the loan. Principal payments of $16,000 per month are required beginning in May 2018 if the extension option is exercised.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RL Baltimore under the loan agreement is generally non-recourse.  However, the lender may obtain a monetary judgment against RL Baltimore if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  RLHC has guaranteed these recourse obligations of RL Baltimore and agreed to customary reporting and operating covenants. We were in compliance with these covenants at September 30, 2015.

RLH Atlanta

In September 2015, RLH Atlanta obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by a hotel adjacent to the Atlanta International Airport which is expected to open in the first quarter of 2016 as the Red Lion Hotel Atlanta International Airport. The initial principal amount of the loan was $6.0 million, and the lender has agreed to advance an additional $3.4 million to cover expenses related to improvements to the hotel. We drew no additional funds in the nine months ended September 30, 2015. At September 30, 2015, there were unamortized debt issuance fees of $0.3 million.

The loan matures in September 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.35%. No principal payments are required during the initial term of the loan.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RLH Atlanta under the loan agreement is generally non-recourse.  However, the lender may obtain a monetary judgment against RL Atlanta if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  RLHC has guaranteed these recourse obligations of RL Atlanta and agreed to customary reporting and operating covenants. We were in compliance with these covenants at September 30, 2015.
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

We simultaneously borrowed all of the proceeds from the offering, including our original 3% trust common investment of $1.4 million, and issued 9.5% debentures to the Trust that are included as a long-term liability on our consolidated balance sheets. The debentures mature in 2044 and their payment terms mirror the distribution terms of the trust securities. The debenture agreement required the mandatory repayment of 35% of the then-outstanding debentures at a 5% premium if we completed an offering of common shares with gross proceeds of at least $50 million. In accordance therewith and in connection with a common stock offering in May 2006, we repaid approximately $16.6 million of the debentures. As required by the terms of the trust securities, the Trust then redeemed 35% of the outstanding trust preferred securities and trust common securities at a price of $26.25 per share, a 5% premium over their issuance price. Of the $16.6 million, approximately $0.5 million was received back by us for our trust common securities and was reflected as a reduction of our investment in the Trust. At September 30, 2015 and December 31, 2014, debentures due the Trust totaled $30.8 million.

10.    Derivative Financial Instruments

We do not enter into derivative transactions for trading purposes, but rather to hedge our exposure to interest rate fluctuations. We manage our floating rate debt using interest rate caps in order to reduce our exposure to the impact of changing interest rates and future cash outflows for interest.

RL Venture

As required under our RL Venture loan, we entered into an interest rate cap with Commonwealth Bank of Australia to cap our interest rate exposure. The cap had an original notional amount of $80.0 million and caps the LIBOR reference rate at 5.0%. The cap expires in January 2018.

We estimate the fair value of this interest rate cap using standard calculations that use as their basis readily available observable market parameters. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service. At September 30, 2015, the valuation of the interest rate cap resulted in the recognition of an asset totaling $8,000, which is included in "Other assets, net" on the Consolidated Balance Sheet.

RL Baltimore

As required under our RL Baltimore loan, we entered into an interest rate cap with Commonwealth Bank of Australia to cap our interest rate exposure. The cap had an original notional amount of $13.3 million and caps the LIBOR reference rate at 3.0%. The cap expires in May 2018.

We estimate the fair value of this interest rate cap using standard calculations that use as their basis readily available observable market parameters. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service. At September 30, 2015, the valuation of the interest rate cap resulted in the recognition of an asset totaling $8,000, which is included in "Other assets, net" on the Consolidated Balance Sheet.

RLH Atlanta

As required under our RLH Atlanta loan, we entered into an interest rate cap with SMBC Capital Markets, Inc. to cap our interest rate exposure. The cap had an original notional amount of $9.4 million and caps the LIBOR reference rate at 3.0%. The cap expires in September 2018.

We estimate the fair value of this interest rate cap using standard calculations that use as their basis readily available observable market parameters. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service. At September 30, 2015, the valuation of the interest rate cap resulted in the recognition of an asset totaling $10,000, which is included in "Other assets, net" on the Consolidated Balance Sheet.

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

11.    Business Segments

As of September 30, 2015, we had three reporting segments: company operated hotels, franchised hotels and entertainment. The “other” segment consists of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables and certain property and equipment which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense and income taxes; therefore, those two items have not been allocated to the segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues and expenses.

Selected financial information is provided below (in thousands):

Three months ended September 30, 2015	Company Operated Hotels	Franchised Hotels	Entertainment	Other	Total
Revenue	$38,119	$3,800	$1,800	$16	$43,735

Segment operating expenses	$26,586	$3,087	$1,666	$10	$31,349
Depreciation and amortization	2,897	247	61	279	3,484
Other expenses	1,778	—	—	2,704	4,482
Operating income (loss)	6,858	466	73	(2,977)	4,420
Interest expense	(1,257)	—	—	(732)	(1,989)
Other income	25	1	—	49	75
Income tax expense	—	—	—	49	49
Net Income (loss)	5,626	467	73	(3,611)	2,555
Less net (income) loss attributable to noncontrolling interest	(1,746)	—	—	—	(1,746)
Net income (loss) attributable to RLHC	$3,880	$467	$73	$(3,611)	$809

Capital expenditures	$9,077	$7	$(73)	$214	$9,225
Identifiable assets as of September 30, 2015	$274,319	$20,557	$4,517	$10,298	$309,691

Three months ended September 30, 2014	Company Operated Hotels	Franchise Hotels	Entertainment	Other	Total
Revenue	$36,758	$2,066	$3,306	$14	$42,144

Segment operating expenses	$24,776	$1,761	$3,092	$72	$29,701
Depreciation and amortization	2,860	12	78	291	3,241
Other expenses	1,198	—	—	1,908	3,106
Operating income (loss)	7,924	293	136	(2,257)	6,096
Interest expense	—	—	—	(1,041)	(1,041)
Other income	—	—	—	46	46
Income (loss) from continuing operations	7,924	293	136	(3,252)	5,101
Discontinued operations	—	—	—	—	—
Net income (loss) attributable to RLHC	$7,924	$293	$136	$(3,252)	$5,101

Capital expenditures	$1,714	$4	$78	$119	$1,915
Identifiable assets as of December 31, 2014	$190,332	$9,807	$6,161	$16,727	$223,027

Nine months ended September 30, 2015	Company Operated Hotels	Franchised Hotels	Entertainment	Other	Total
Revenue	$93,366	$9,123	$7,537	$38	$110,064

Segment operating expenses	$70,852	$8,494	$7,041	$26	$86,413
Depreciation and amortization	8,431	426	197	549	9,603
Other expenses	(11,606)	—	—	7,908	(3,698)
Operating income (loss)	25,689	203	299	(8,445)	17,746
Interest expense	(2,982)	—	—	(2,246)	(5,228)
Loss on early retirement of debt	—	—	—	(1,159)	(1,159)
Other income	—	10	46	324	380
Income tax expense	—	—	—	(37)	(37)
Net Income (loss)	22,707	213	345	(11,563)	11,702
Less net (income) loss attributable to noncontrolling interest	(2,653)	—	—	—	(2,653)
Net income (loss) attributable to RLHC	$20,054	$213	$345	$(11,563)	$9,049

Capital expenditures	$15,775	$14	$16	$1,323	$17,128
Identifiable assets as of September 30, 2015	$274,319	$20,557	$4,517	$10,298	$309,691

Nine months ended September 30, 2014	Company Operated Hotels	Franchise Hotels	Entertainment	Other	Total
Revenue	$94,081	$8,044	$13,950	$65	$116,140

Segment operating expenses	$72,827	$5,259	$11,946	$237	$90,269
Depreciation and amortization	8,552	37	245	732	9,566
Other expenses	44	—	—	6,087	6,131
Operating income (loss)	12,658	2,748	1,759	(6,991)	10,174
Interest expense	—	—	—	(3,436)	(3,436)
Other income	—	1	17	185	203
Income tax (expense) benefit	—	—	—	(31)	(31)
Income (loss) from continuing operations	12,658	2,749	1,776	(10,273)	6,910
Discontinued operations	(1)	—	—	(188)	(189)
Net income (loss) attributable to RLHC	$12,657	$2,749	$1,776	$(10,461)	$6,721

Capital expenditures	$6,894	$20	$241	$105	$7,260
Identifiable assets as of December 31, 2014	$190,332	$9,807	$6,161	$16,727	$223,027

12.    Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator - basic and diluted:
Net income (loss) from continuing operations	$2,555	$5,101	$11,702	$6,910
Less: net (income) loss attributable to noncontrolling interest	(1,746)	—	(2,653)	—
Income (loss) from continuing operations attributable to Red Lion Hotels Corporation	809	5,101	9,049	6,910
Income (loss) from discontinued operations	—	—	—	(189)
Net income (loss) attributable to Red Lion Hotels Corporation	$809	$5,101	$9,049	$6,721
Denominator:
Weighted average shares - basic	20,028	19,822	19,960	19,765
Weighted average shares - diluted	20,607	19,866	20,131	19,839
Earnings (loss) per share - basic
Income (loss) from continuing operations attributable to Red Lion Hotels Corporation	$0.04	$0.26	$0.45	$0.35
Income (loss) from discontinued operations	—	—	—	(0.01)
Net income (loss) attributable to Red Lion Hotels Corporation	$0.04	$0.26	$0.45	$0.34
Earnings (loss) per share - diluted
Income (loss) from continuing operations attributable to Red Lion Hotels Corporation	$0.04	$0.26	$0.45	$0.35
Income (loss) from discontinued operations	—	—	—	(0.01)
Net income (loss) attributable to Red Lion Hotels Corporation	$0.04	$0.26	$0.45	$0.34

For the three months ended September 30, 2015, 70,934 of the 71,676 options to purchase common shares, 719,147 of the 1,219,700 restricted stock units outstanding, and 364,633of the 442,533 warrants to purchase common shares were not included in the diluted per share calculation as they were antidilutive. For the three months ended September 30, 2014, 94,991 of the 96,036 options to purchase common shares and 364,489 of the 407,338 restricted stock units outstanding were not included in the diluted per share calculation as they were antidilutive.

For the nine months ended September 30, 2015, all of the 71,676 options to purchase common shares, 1,080,280 of the 1,219,700 restricted stock units outstanding, and 410,693 of the 442,533 warrants to purchase common shares were not included in the diluted per share calculation as they were antidilutive. For the nine months ended September 30, 2014, 94,871 of the 96,036 options to purchase common shares and 334,116 of the 407,338 restricted stock units outstanding were not included in the diluted per share calculation as they were antidilutive.

13.    Income Taxes

For the nine months ended September 30, 2015 and 2014, we reported an income tax expense of $37,000 and $31,000, respectively. There was an income tax benefit of $49,000 for the three months ended September 30, 2015 and no income tax benefit or provision for the three months ended September 30, 2014. The income tax provision varies from the statutory rate primarily due to a full valuation allowance against our deferred assets.

We have federal operating loss carryforwards, which will expire beginning in 2033, state operating loss carryforwards, which will expire beginning in 2017, and tax credit carryforwards, which will begin to expire in 2024.

14.    Stockholders' Equity

Stock Incentive Plans

The 2006 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by our shareholders and allowed awards of 2.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of September 30, 2015, there were 12,727 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.

The 2015 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by our shareholders and allows awards of 1.4 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of September 30, 2015, there were 854,352 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2015 plan.

Stock Options

In the nine months ended September 30, 2015 and 2014 we recognized no compensation expense related to options.

A summary of stock option activity for the nine months ended September 30, 2015, is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2014	75,176	$10.27
Options granted	—	—
Options exercised	(3,500)	7.46
Options forfeited	—	—
Balance, September 30, 2015	71,676	$10.41
Exercisable, September 30, 2015	71,676	$10.41

Additional information regarding stock options outstanding and exercisable as of September 30, 2015, is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$8.74	40,836	2.64	2018	8.74	—	40,836	8.74	$—
$12.21	15,195	1.14	2016	12.21	—	15,195	12.21	—
$13.00	15,645	1.63	2017	13.00	—	15,645	13.00	—
	71,676	2.10	2015-2018	$10.41	$—	71,676	$10.41	$—
__________

(1)
The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been fully vested and exercised on the last trading day of the first nine months of 2015, or September 30, 2015, based upon our closing stock price on that date of $8.50.

Restricted Stock Units, Shares Issued as Compensation

As of September 30, 2015 and 2014, there were 1,219,700 and 407,338 unvested restricted stock units outstanding. Since we began issuing restricted stock units, approximately 22.0% of total units granted have been forfeited. In the third quarter of 2015, we recognized approximately $0.5 million in compensation expense related to restricted stock units compared to $0.2 million in the comparable period in 2014. As the restricted stock units vest, we expect to recognize approximately $6.1 million in additional compensation expense over a weighted average period of 40 months, including $0.5 million during the remainder of 2015.

A summary of restricted stock unit activity for the nine months ended September 30, 2015, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2014	398,513	$7.32
Granted	984,383	$7.17
Vested	(131,929)	$5.39
Forfeited	(31,267)	$6.00
Balance, September 30, 2015	1,219,700	$6.94

Employee Stock Purchase Plan

In January 2008, we adopted the 2008 employee stock purchase plan (the “2008 ESPP”) upon the expiration of its predecessor plan. Under the 2008 ESPP, a total of 300,000 shares of common stock are authorized for purchase by eligible employees at a discount through payroll deductions. No employee may purchase more than $25,000 worth of shares in any calendar year, or more than 10,000 shares during any six-month purchase period under the plan. As allowed under the 2008 ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. During the nine months ended September 30, 2015 and 2014, 10,614 and 7,405 shares were issued to participants under the terms of the plan, respectively.

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

Estimated fair values of financial instruments (in thousands) are shown in the table below. The carrying amounts for cash and cash equivalents, accounts receivable and current liabilities are reasonable estimates of their fair values due to their short maturities. The carrying amounts for short-term investments are reasonable estimates of their fair values due to interest rates which are variable in nature and a put provision at par plus accrued interest. We estimate the fair value of our notes receivable using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. We estimate the fair value of our long-term debt using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. The debentures are valued at the closing price on September 30, 2015, of the underlying trust preferred securities on the New York Stock Exchange, which was a directly observable Level 1 input. The fair values provided below are not necessarily indicative of the amounts we or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents and restricted cash(1)	$89,192	$89,192	$5,351	$5,351
Short-term investments	$7,866	$7,866	—	—
Accounts receivable(1)	$8,909	$8,909	$6,752	$6,752
Notes receivable	$1,972	$1,972	$5,284	$5,284
Financial liabilities:
Current liabilities, excluding debt(1)	$27,240	$27,240	$18,469	$18,469
Total debt, excluding debentures	$71,440	$78,130	$29,873	$30,683
Debentures	$30,825	$31,578	$30,825	$31,639
__________

(1)	Includes the cash, accounts receivable, and current liabilities of discontinued operations held for sale as of December 31, 2014.

16.    Commitments and Contingencies

At any given time we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a materially adverse effect on our consolidated financial position or net cash flow.

Due to our equity method investment in a 19.9% owned real estate venture, we are considered a guarantor of the mortgage for the building associated with that investment. We would be obligated to pay a portion of this mortgage in the event the real estate venture were unable to meet its principal or interest payment obligations. As of September 30, 2015, the maximum amount payable under this guarantee was approximately $1.8 million, which represents 19.9% of the outstanding mortgage balance. At each reporting date, it was not probable that we would be required to pay any of this amount; thus we have not accrued a liability for any portion of this obligation in our September 30, 2015 or December 31, 2014 financial statements.

Our lease for the Red Lion Hotel Vancouver (at the Quay) requires us to pay a fee of $3.0 million on December 31, 2015 or any earlier termination of the lease. This payment is secured by cash in escrow, which is included in "Restricted cash" on the Consolidated Balance Sheet.

17. Related Party Transactions

RL Venture has agreed to pay to Shelbourne Falcon an investor relations fee each month equal to 0.50% of its total aggregate revenue. Columbia Pacific Opportunity Fund, LP, one of our company's largest shareholders, is an investor in Shelbourne Falcon. During the three and nine months ended September 30, 2015, Shelbourne Falcon earned $119,000 and $287,000, respectively.

RL Venture has also agreed to pay CPA Development, LLC, an affiliate of Columbia Pacific Opportunity Fund, LP, a construction management fee of $200,000. During the three and nine months ended September 30, 2015, RL Venture paid $33,300 and $55,500, respectively, of this fee.

In May 2015, we entered into a management agreement with the LLC that owns Red Lion Hotel Woodlake Conference Center Sacramento. A member of our board of directors is a 50% owner of the entity that serves as the manager of that LLC. During the three and nine months ended September 30, 2015 we recognized management fee revenue from the LLC of $31,000 and $46,000, respectively.

18. Subsequent Events

On October 8, 2015, we terminated the lease at the Red Lion Hotel Vancouver (at the Quay), effective November 13, 2015. A termination fee of $3 million, which is currently held in escrow as restricted cash, will be paid on November 13, 2015.

On October 16, 2015, we sold our equity method investment in a 19.9% owned real estate venture.

On October 21, 2015, we provided $1.5 million of funding to RLS Balt Venture. The funding was provided in return for a right to receive a priority return equal to the amount of the funding plus 11% interest compounded annually to occur after the sale, liquidation, other disposal or refinancing of Hotel RL Baltimore Inner Harbor or just prior to the final partnership distribution.

On October 29, we formed a joint venture, RLS DC Venture LLC ("RLS DC Venture"), of which we own 86%, and acquired The Quincy hotel in downtown Washington D.C. for $22.5 million. Shelbourne Falcon DC Investors LLC ("Shelbourne Falcon IV"), an entity led by Shelbourne, owns 14% of the joint venture and has an option exercisable until January 31, 2016 to purchase up to an additional 31% member interest for $103.18376 per 0.001% ownership interest. RLH DC LLC, ("RLH DC") which is wholly-owned by RLS DC Venture, assumed a land lease agreement that expires in December 2080. RLH DC has secured financing with Pacific Western Bank to complete a renovation of the property. The initial principal amount of the loan was $15.2 million and the lender has agreed to advance an additional $2.3 million to cover expenses related to improvements to the hotel. The loan has a two-year term with a one-year extension option, and interest under the advanced portions of the loan will be calculated at LIBOR plus 4.55%. Interest only payments are due monthly commencing November 2015. Monthly principal payments of $58,333 are required beginning in October 2018. In the event of any prepayment, we are required to pay the lender interest that would have been paid through the maturity date. As required under the loan, we entered into an interest rate cap with Commonwealth Bank of Australia to hedge our interest rate exposure. The cap had an original notional amount of $17.5 million and caps the LIBOR reference rate at 3.0%. The loan agreement contains customary reporting and operating covenants applicable to the joint venture, including requirements for lender approval of annual operating and capital budgets, under certain conditions.

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

In this report, "we," "us," "our," "our company and "RLHC" refer to Red Lion Hotels Corporation and, as the context requires, all of its consolidated subsidiaries, including Red Lion Hotels Holdings, Inc., Red Lion Hotels Franchising, Inc., Red Lion Hotels Management, Inc. ("RL Management"), and Red Lion Hotels Limited Partnership, all of which are wholly-owned, RL Venture LLC ("RL Venture") and RLS Alta Venture LLC ("RLS Atla Venture"), in which we 55% member interests, and RLS Balt Venture LLC ("RLS Balt Venture") in which we hold a 79% member interests. The terms "the network", "systemwide hotels" or "network of hotels" refer to our entire group of owned, managed and franchised hotels.

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

We were incorporated in the state of Washington in April 1978, and until 1999 operated hotels under various other brand names including Cavanaughs Hotels and WestCoast Hotels. All of our hotels currently operate under the RLHC Brands, which represent upper, midscale and economy hotels.

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

A summary of our properties as of September 30, 2015 is provided below:

	Hotels	Total Available Rooms

Company operated hotels
Majority owned and consolidated	13	2,660
Leased	5	1,027
Managed	2	487
Franchised hotels	104	10,132
Leo Hotel Collection	1	300
Total systemwide	125	14,606

We operate in three reportable segments:

•
The company operated hotel segment derives revenue primarily from guest room rentals and food and beverage operations at owned and leased hotels for which we consolidate results. Revenues are also derived from management fees and related charges for hotels with which we contract to perform management services.

•
The franchise segment is engaged primarily in licensing our brands to franchisees. This segment generates revenue from franchise fees that are typically based on a percent of room revenue and are charged to hotel owners in exchange for the use of our brand and access to our central services programs. These programs include our reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards.

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

We believe that additional growth in our hotel network in larger metropolitan cities will come from hotel acquisitions where we contribute partial equity or participate in equity ownership opportunities in joint ventures with hotel owners and investors. Equity investment in hotels new to our system is an opportunity for us to redeploy capital generated from sales of hotels into improvement and expansion of our hotel network in major cities. Further growth opportunities may come from the expansion of our brand offerings. In October 2014, we launched a new upscale hotel brand, Hotel RL. This new hotel product is intended to be flexible enough to allow adaptive reuse projects, conversions and new builds while giving owners a more free-form approach to adapt the hotel to their unique markets and locations. The new flat fee structure is a true differentiator in this segment, which provides a predictable cost structure for our franchisees with the opportunity to leverage a greater proportion of their top-line growth to superior hotel performance. In December 2014, we announced the acquisition of an adaptive reuse property located at the Inner Harbor in Baltimore, Maryland. After renovation, we opened the property as our first Hotel RL in August 2015. In October 2015, we acquired and opened our second Hotel RL in Washington, D.C.

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

In April 2015, our subsidiary RL Baltimore obtained a new loan secured by the Hotel RL Baltimore Inner Harbor. Also, in April 2015, we sold a 21% member interest in RLS Balt Venture, the parent of RL Baltimore, to a third party, who has an option exercisable until December 31, 2015 to purchase an additional 24% member interest in that entity.

In April 2015, we completed the acquisition of the intellectual property assets and all hotel franchise license agreements of GuestHouse International, LLC. The acquisition expanded our presence across the country by adding two recognized hotel brands with 73 GuestHouse International and Settle Inn & Suites franchise license agreements. The transaction more than doubled the RLHC brand portfolio.

In September 2015, we formed a joint venture, RLS Atla Venture, of which we own 55%, and acquired a hotel adjacent to the Atlanta International Airport which is expected to open in the first quarter of 2016 as the Red Lion Hotel Atlanta International Airport.

In October 2015, we formed a joint venture, RLS DC Venture, of which we own 86%, and acquired a hotel in Washington, D.C., which is operating as Hotel RL Washington, D.C.

To further support the market repositioning of our RLHC Brands and improve our financial performance, throughout 2014 and the beginning of 2015, we sold seven non-strategic hotel assets. Proceeds from the sales of these assets have provided additional capital for support of the growth initiatives for our hotel network.

We are also investing in sales and marketing talent and technology to improve our ability to manage the various channels that drive occupancy and average daily rate at our hotels, including transient, group and preferred corporate business. We have implemented a new guest management ecosystem, RevPak, which includes a number of industry revenue generation systems fully integrated to provide comprehensive information by integrating information on customer acquisition, customer management and customer retention. This suite of products delivers dynamic and personalized communications and promotions tailored to individual guest travel needs and habits.

Our focus on improving e-commerce revenue generation includes ongoing updates and improvements to our RedLion.com website and improved and targeted digital marketing utilizing information generated through our RevPak reservation and distribution system.

Revenue per available room ("RevPAR") for company operated hotels on a comparable basis from continuing operations increased 10.0% in the third quarter of 2015 from the third quarter of 2014. Average Daily Rate ("ADR") on a comparable basis from continuing operations increased 6.1% in the third quarter of 2015 to $107.31 from $101.16 in the third quarter of 2014. Occupancy on a comparable basis from continuing operations increased 290 basis points in the third quarter of 2015 from the third quarter of 2014.

Comparable RevPAR for midscale franchised hotels increased 12.3% in the third quarter of 2015 from the third quarter of 2014. Comparable ADR increased 6.2% in the third quarter of 2015 to $91.04 from $85.72 in the third quarter of 2014. Comparable occupancy increased 360 basis points in the third quarter of 2015 from the third quarter of 2014.

Average occupancy, ADR and RevPAR statistics are provided below on a comparable basis from continuing operations.

Comparable Hotel Statistics from Continuing Operations (1)(2)
	For the three months ended September 30,
	2015				2014
	Average Occupancy		ADR	RevPAR	Average Occupancy	ADR	RevPAR
Company operated hotels
Midscale	83.7%		$107.31	$89.78	80.8%	$101.16	$81.70
Franchised hotels
Midscale	65.8%		$91.04	$59.91	62.2%	$85.72	$53.36
Economy (pro forma) (2)	64.0%		$77.45	$49.58	62.2%	$75.79	$47.15
Systemwide
Midscale	74.5%		$99.92	$74.42	71.2%	$94.22	$67.12
Economy (pro forma) (2)	64.0%		$77.45	$49.58	62.2%	$75.79	$47.15

Change from prior comparative period:	Average Occupancy		ADR	RevPAR
Company operated hotels
Midscale	290	bps	6.1%	10.0%
Franchised hotels
Midscale	360	bps	6.2%	12.3%
Economy (pro forma) (2)	180	bps	2.2%	5.2%
Systemwide
Midscale	330	bps	6.0%	10.9%
Economy (pro forma) (2)	180	bps	2.2%	5.2%

Comparable Hotel Statistics from Continuing Operations (1)(2)
	For the nine months ended September 30,
	2015				2014
	Average Occupancy		ADR	RevPAR	Average Occupancy	ADR	RevPAR
Company operated hotels
Midscale	73.1%		$99.15	$72.51	69.4%	$93.92	$65.14
Franchised hotels
Midscale	60.4%		$87.18	$52.67	56.0%	$82.94	$46.46
Economy (pro forma) (2)	54.2%		$71.59	$38.81	52.6%	$69.92	$36.78
Systemwide
Midscale	66.8%		$93.72	$62.57	62.6%	$88.97	$55.72
Economy (pro forma) (2)	54.2%		$71.59	$38.81	52.6%	$69.92	$36.78

Change from prior comparative period:	Average Occupancy		ADR	RevPAR
Company operated hotels
Midscale	370	bps	5.6%	11.3%
Franchised hotels
Midscale	440	bps	5.1%	13.4%
Economy (pro forma) (2)	160	bps	2.4%	5.5%
Systemwide
Midscale	420	bps	5.3%	12.3%
Economy (pro forma) (2)	160	bps	2.4%	5.5%

(1)
Certain operating results for the periods included in this report are shown on a comparable hotel basis. With the exception of pro forma economy hotels, comparable hotels are defined as hotels that were in the system for at least one full calendar year as of the end of the current period.

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

Throughout this document and unless otherwise stated, RevPAR, ADR and average occupancy statistics are calculated using statistics for comparable hotels. Some of the terms used in this report, such as "midscale" and "economy" are consistent with those used by Smith Travel Research, an independent statistical research service that specializes in the lodging industry. Our hotels are typically classified by Smith Travel Research as midscale with or without food and beverage.

Results of Operations

A summary of our consolidated statements of comprehensive (loss) income is provided below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenue	$43,735	$42,144	$110,064	$116,140
Total operating expenses	39,315	36,048	92,318	105,966
Operating income (loss)	4,420	6,096	17,746	10,174
Other income (expense):
Interest expense	(1,989)	(1,041)	(5,228)	(3,436)
Loss on early retirement of debt	—	—	(1,159)	—
Other income, net	75	46	380	203
Income (loss) before taxes	2,506	5,101	11,739	6,941
Income tax expense (benefit)	(49)	—	37	31
Net income (loss) from continuing operations	2,555	5,101	11,702	6,910
Net income (loss) from discontinued operations, net of tax (1)	—	—	—	(189)
Net income (loss)	2,555	5,101	11,702	6,721
Less net (income) loss attributable to noncontrolling interest	(1,746)	—	(2,653)	—
Net income (loss) attributable to Red Lion Hotels Corporation	$809	$5,101	$9,049	$6,721
Comprehensive income (loss)
Unrealized loss on cash flow hedges, net of tax	$—	$—	$—	$—
Comprehensive income (loss)	$809	$5,101	$9,049	$6,721

Non-GAAP Financial Measures (2)
EBITDA	$6,233	$9,383	$23,917	$19,754
Adjusted EBITDA	$8,729	$8,665	$13,242	$13,037
Adjusted net income (loss)	$3,305	$4,383	$(1,626)	$4
(1) Discontinued operations includes a hotel in Eugene, Oregon that ceased operations in first quarter 2014.
(2) The definitions of "EBITDA", "Adjusted EBITDA" and Adjusted net income (loss) and how those measures relate to net income (loss) are discussed and reconciled under Non-GAAP Financial Measures below.

For the three months ended September 30, 2015, we reported net income attributable to Red Lion Hotels Corporation of $0.8 million or $0.04 per basic share. Net income includes $0.8 million in amortized lease termination fees related to the amended lease for the Red Lion Hotel Vancouver at the Quay. For the three months ended September 30, 2014, we reported net income attributable to Red Lion Hotels Corporation of $5.1 million or $0.26 per share. Net income includes $3.5 million of gains on the sales of the Yakima, Kelso, Kennewick and Canyon Springs properties as well as $2.1 million in early termination fees related to the Seattle Fifth Avenue Hotel terminating its franchise agreement.

For the nine months ended September 30, 2015, we reported net income attributable to Red Lion Hotels Corporation of $9.0 million or $0.45 per basic share. Net income includes $16.4 million in gains on the sales of the Bellevue and Wenatchee properties. Net income also includes $1.2 million in loss on early termination of the Wells Fargo credit facility. In addition, net income includes $1.9 million in amortized lease termination fees related to the amended lease for the Red Lion Hotel Vancouver at the Quay. For the nine months ended September 30, 2014, we reported net income attributable to Red Lion Hotels Corporation of $6.7 million or $0.34 per share. Net income included $3.5 million of gains on the sales of the Yakima, Kelso, Kennewick and Canyon Springs properties as well as $2.1 million in early termination fees related to the Seattle Fifth Avenue Hotel terminating its franchise agreement.

The above special items are excluded from operating results in Adjusted EBITDA. For the three months ended September 30, 2015, Adjusted EBITDA was $8.7 million, compared to $8.7 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, Adjusted EBITDA was $13.2 million, compared to $13.0 million for the nine months ended September 30, 2014.

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
The following is a reconciliation of EBITDA, Adjusted EBITDA and Adjusted net income (loss) to net income (loss) attributable to RLHC for the periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Net income (loss) attributable to Red Lion Hotels Corporation		$809	$5,101	$9,049	$6,721
	Depreciation and amortization	3,484	3,241	9,603	9,566
	Interest expense	1,989	1,041	5,228	3,436
	Income tax expense (benefit)	(49)	—	37	31
EBITDA		$6,233	$9,383	$23,917	$19,754
	Noncontrolling interest (1)	1,746	—	2,653	—
	Loss on discontinued operations (2)	—	—	—	189
	Gain on asset dispositions (3)	—	—	(16,362)	(3,521)
	Loss on early retirement of debt (4)		—	1,159	—
	Lease termination costs (5)	750	—	1,875	—
	Franchise termination fees (6)	—	—	—	(2,095)
	Termination of loyalty program (7)	—	(718)	—	(1,290)
Adjusted EBITDA		$8,729	$8,665	$13,242	$13,037

(1)	Represents noncontrolling interests in consolidated joint ventures.
(2)	Discontinued operations include a hotel in Eugene, Oregon that ceased operations in the first quarter of 2014.
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

(4)	In the first quarter of 2015, we recorded $1.2 million in loss on the early retirement of debt.
(5)	In the fourth quarter of 2014, we amended the lease for the Red Lion Hotel Vancouver at the Quay and recorded additional amortized lease termination fees in 2015.
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

The following is a reconciliation of Adjusted net income (loss) to net income (loss) attributable to Red Lion Hotels Corporation for the periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Net income (loss)		$809	$5,101	$9,049	$6,721
	Noncontrolling interest (1)	1,746	—	2,653	—
	Loss on discontinued operations (2)	—	—	—	189
	Gain on asset dispositions (3)	—	—	(16,362)	(3,521)
	Loss on early retirement of debt (4)	—	—	1,159	—
	Lease termination costs (5)	750	—	1,875	—
	Franchise termination fees (6)	—	—	—	(2,095)
	Termination of loyalty program (7)	—	(718)	—	(1,290)
Adjusted net income (loss)		$3,305	$4,383	$(1,626)	$4

(1)	Represents noncontrolling interests in consolidated joint ventures.
(2)	Discontinued operations include a hotel in Eugene, Oregon that ceased operations in the first quarter of 2014.
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

(7)	In 2014, we recognized a non-cash benefit related to the termination of our loyalty program.

Revenue

A breakdown of our revenues from continuing operations for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

Revenue From Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Company operated hotels	$36,972	$36,758	$91,092	$94,081
Other revenues from managed properties	1,147	—	2,274	—
Franchised hotels	3,800	2,066	9,123	8,044
Entertainment	1,800	3,306	7,537	13,950
Other	16	14	38	65
Total revenues	$43,735	$42,144	$110,064	$116,140

Comparable Company Operated Hotel Revenue From Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Company operated hotel revenue from continuing operations	$38,119	$36,758	$93,366	$94,081
less: revenue from sold and closed hotels	—	(3,807)	(918)	(13,845)
less: revenue from hotels without comparable results	(2,235)	—	(3,679)	—
Comparable company operated hotel revenue	$35,884	$32,951	$88,769	$80,236

Company operated hotel operating expenses from continuing operations	26,586	24,776	$70,852	$72,827
less: operating expenses from sold and closed hotels	—	(2,411)	(781)	(10,723)
less: operating expenses from hotels without comparable results	(2,909)	—	(5,391)	—
Comparable company operated hotel operating expenses	$23,677	$22,365	$64,680	$62,104

Company operated hotel direct operating margin from continuing operations	$11,533	$11,982	$22,514	$21,254
less: operating margin from sold and closed hotels	$—	$(1,396)	(137)	(3,122)
less: operating margin from hotels without comparable results	$674	$—	1,712	—
Comparable company operated hotel direct margin	$12,207	$10,586	$24,089	$18,132
Comparable company operated hotel direct margin %	34.0%	32.1%	27.1%	22.6%

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

Three months ended September 30, 2015 and 2014

During the third quarter of 2015, revenue from the company operated hotel segment increased $1.4 million or 3.7% compared to the third quarter of 2014. On a comparable basis, excluding the results of the sold and closed properties and the hotels for which comparable results were not available, revenue from the company operated hotel segment increased $2.9 million or 8.9% in the third quarter of 2015 compared to the third quarter of 2014. This comparable increase was primarily driven by a 6.1% increase in ADR, as the result of higher rates in the group and transient segments. Occupancy increased 290 basis points compared to the third quarter of 2014, primarily driven by increases in group and transient room nights.

Revenue from our franchised hotels segment increased $1.7 million to $3.8 million in the third quarter of 2015 compared to the third quarter of 2014. This was primarily due to an increase in the number of franchises in the system.

Revenue in the entertainment segment decreased $1.5 million to $1.8 million in the third quarter of 2015 compared to the third quarter of 2014. This was primarily due to a significant reduction in the number of show nights versus the prior year.

Nine months ended September 30, 2015 and 2014

During the first nine months of 2015, revenue from the company operated hotel segment decreased $0.7 million or 0.8% compared to the first nine months of 2014. The primary reason for the decline is the reduction of hotel count as a result of the sale of properties in 2014 and 2015. On a comparable basis, excluding the results of the sold and closed properties and the hotels for which comparable results were not available, revenue from the company operated hotel segment increased $8.5 million or 10.6% in the first nine months of 2015 compared to the first nine months of 2014. This comparable increase was primarily driven by a 5.6% increase in ADR, as the result of higher rates in the transient segment. Occupancy increased 370 basis points compared to the first nine months of 2014, primarily driven by increases in group and transient room nights.

Revenue from our franchised hotels segment increased $0.6 million to $9.1 million in the first nine months of 2015 compared to the first nine months of 2014. This was primarily due to an increase in the number of franchises in the system.

Revenue in the entertainment segment decreased $6.4 million to $7.5 million in the first nine months of 2015 compared to the first nine months of 2014. This was primarily due to a successful 2014 run of a Broadway stage production in Honolulu in addition to a significant reduction in the number of show nights versus the prior year.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, depreciation and amortization, hotel facility and land lease expense, gain or loss on asset dispositions and general and administrative expenses.

A breakdown of our operating expenses and direct margin by segment as reported for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

Operating Expenses From Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Company operated hotels	$25,439	$24,776	$68,578	$72,827
Other costs from managed properties	1,147	—	2,274	—
Franchised hotels	3,087	1,761	8,494	5,259
Entertainment	1,666	3,092	7,041	11,946
Other	10	72	26	237
Depreciation and amortization	3,484	3,241	9,603	9,566
Hotel facility and land lease	1,894	1,167	5,089	3,492
Gain on asset dispositions, net	(88)	40	(16,590)	(3,439)
General and administrative expenses	2,676	1,899	7,803	6,078
Total operating expenses	$39,315	$36,048	$92,318	$105,966

A breakdown of our comparable hotel operating expenses and direct margin for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

Comparable Company Operated Hotel Operating Expenses From Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Company operated hotel operating expenses from continuing operations	$26,586	$24,776	$70,852	$72,827
less: operating expenses from sold and closed hotels	—	(2,411)	(781)	(10,723)
less: operating expenses from hotels without comparable results	(2,909)	—	(5,391)	—
Comparable company operated hotel operating expenses	$23,677	$22,365	$64,680	$62,104

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

Three months ended September 30, 2015 and 2014

Direct company operated hotel expenses were $26.6 million in the third quarter of 2015 compared with $24.8 million in the third quarter of 2014. The primary reason for the increase is increased occupancy related costs. On a comparable basis, direct company operated hotel expenses were $23.7 million in the third quarter of 2015 compared with $22.4 million in the third quarter of 2014. The increase was driven primarily by increased occupancy related costs and a prior year $0.7 million non-cash benefit in our loyalty program.

Direct expenses for the franchise segment in the third quarter of 2015 increased $1.3 million compared with the third quarter of 2014, primarily driven by a higher number of franchises in the system.

Direct expenses for the entertainment segment in the third quarter of 2015 decreased by $1.4 million compared with the third quarter of 2014, primarily due to a significant reduction in the number of show nights versus the prior year.

Depreciation and amortization expenses increased $0.2 million in the third quarter of 2015 compared with the third quarter of 2014 due to the start of operations at the Hotel RL Baltimore Inner Harbor.

Hotel facility and land lease costs increased $0.7 million compared with the third quarter of 2014, primarily due to amortized lease termination fees for the Red Lion Hotel Vancouver at the Quay.

General and administrative expenses increased by 1.7 million in the third quarter of 2015 compared with the third quarter of 2014 primarily due to additional stock compensation and an accrual for bonuses based on performance.

Nine months ended September 30, 2015 and 2014

Direct company operated hotel expenses were $70.9 million in the first nine months of 2015 compared with $72.8 million in the first nine months of 2014. The primary reason for the decline is the reduction of hotel count as a result of the sale of properties in 2014 and 2015. On a comparable basis, direct company operated hotel expenses were $64.7 million in the first nine months of 2015 compared with $62.1 million in the first nine months of 2014. The increase was driven primarily by increased occupancy related costs and a prior year $1.3 million non-cash benefit in our loyalty program.

Direct expenses for the franchise segment in the first nine months of 2015 increased $3.2 million compared with the first nine months of 2014, primarily driven by a higher number of franchises in the system as well as initial investment costs of the enhanced franchise development team.

Direct expenses for the entertainment segment in the first nine months of 2015 decreased by $4.9 million compared with the first nine months of 2014, primarily due to a successful 2014 run of a Broadway stage production in Honolulu in addition to a significant reduction in the number of show nights versus the prior year.

Depreciation and amortization expenses were flat in the first nine months of 2015 compared with the first nine months of 2014.

Hotel facility and land lease costs increased $1.6 million in the first nine months of 2015 compared with the first nine months of 2014, primarily due to amortized lease termination fees for the Red Lion Hotel Vancouver at the Quay.

During the first nine months of 2015, we recorded $16.6 million in gain on the sales of the Bellevue and Wenatchee properties. During the first nine months of 2014, we recorded $3.4 million in gain on the sales of the Yakima, Kennewick, Kelso and Canyon Springs properties.

General and administrative expenses increased by $0.8 million in the first nine months of 2015 compared with the first nine months of 2014 primarily due to additional stock compensation and an accrual for bonuses based on performance.

Interest Expense

Interest expense increased $0.9 million in the third quarter of 2015 compared with the third quarter of 2014. The increase is primarily due to a higher principal amount of debt outstanding during the quarter.

Interest expense increased $1.8 million in the first nine months of 2015 compared with the first nine months of 2014. The increase is primarily due to a higher principal amount of debt outstanding during the quarter.

Income Taxes

For the nine months ended September 30, 2015 and 2014, we reported an income tax expense of $37,000 and $31,000, respectively. There was no income tax benefit or provision for the third quarter of 2015 or 2014. The income tax provision varies from the statutory rate primarily due to a full valuation allowance against our deferred tax assets.

Discontinued Operations

During the first quarter of 2014, we ceased the operation of the Red Lion Hotel Eugene in Eugene, Oregon when we assigned our lease to a third party.

Liquidity and Capital Resources
In January 2015, RL Venture Holding LLC, a wholly-owned subsidiary of RL Venture, and each of its 12 wholly-owned subsidiaries entered into a loan agreement with Pacific Western Bank. The original principal amount of the loan was $53.8 million with an additional $26.2 million to be drawn over a two-year period to cover improvements related to the 12 hotels. The loan matures in January 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.75%. Fixed monthly principal payments begin in January 2017 in an amount that would repay the outstanding principal balance over a twenty-five year amortization period. The loan requires us to comply with customary reporting and operating covenants applicable to RL Venture, including requirements relating to debt service loan coverage ratios. It also includes customary events of default. We were in compliance with these covenants at September 30, 2015.
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

In April 2015, RL Baltimore obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by the Hotel RL Baltimore Inner Harbor. The initial principal amount of the loan was $10.1 million, and the lender has agreed to advance an additional $3.2 million to cover expenses related to improvements to the hotel. The loan matures in May 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.25%. No principal payments are required during the initial term of the loan. Principal payments of $16,000 per month are required beginning in May 2018 if the extension option is exercised. The loan agreement contains customary reporting and operating covenants applicable to the joint venture, including requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. We were in compliance with these covenants at September 30, 2015.

In September 2015, RLH Atlanta obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by a hotel adjacent to the Atlanta International Airport which is expected to open in the first quarter of 2016 as the Red Lion Hotel Atlanta International Airport. The initial principal amount of the loan was $6.0 million, and the lender has agreed to advance an additional $3.4 million to cover expenses related to improvements to the hotel. The loan matures in September 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.35%. No principal payments are required during the initial term of the loan. The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. RLHC guaranteed the loan and agreed to customary reporting and operating covenants. We were in compliance with these covenants at September 30, 2015.

In October 2015, RLH DC obtained a new mortgage loan from Pacific Western Bank, secured by Hotel RL Washington, D.C. The initial principal amount of the loan was $15.2 million and the lender has agreed to advance an additional $2.3 million to cover expenses related to improvements to the hotel. The loan has a two-year term with a one-year extension option, and interest under the advanced portions of the loan will be calculated at LIBOR plus 4.55%. Interest only payments are due monthly commencing November 2015. Monthly principal payments of $58,333 are required beginning in October 2018. The loan agreement contains customary reporting and operating covenants applicable to the joint venture, including requirements for lender approval of annual operating and capital budgets, under certain conditions.

At September 30, 2015 total outstanding debt was $102.3 million, net of discount. Included in that amount is $30.8 million of debentures due to Red Lion Hotels Capital Trust. Our average pre-tax interest rate on debt was 6.6% at September 30, 2015, of which 29.3% was fixed at an average rate of 9.5% and 70.7% was at an average variable rate of 5.4%.

Our current assets at September 30, 2015 exceeded our current liabilities, by $84.5 million.

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

Operating Activities

Net cash provided by operating activities totaled $7.8 million during the first nine months of 2015 compared with net cash provided by operating activities of $17.2 million during the first nine months of 2014. The primary drivers of the change were the establishment of reserved cash balances in the RL Venture, RL Baltimore and RLH Atlanta loans, lower year-over-year income in our entertainment division, and current year initial investment costs in our enhanced corporate and franchise development teams.

Investing Activities

Net cash provided by investing activities totaled $22.4 million during the first nine months of 2015 compared with net cash provided by investing activities of $9.2 million during the first nine months of 2014. The primary driver of the change was the proceeds from the sales of the Bellevue and Wenatchee properties and the proceeds from the sale of equity interests in RL Venture and RLS Balt Venture, partially offset by the purchase of intellectual property and franchise license agreements of GuestHouse International.

Financing Activities

Net cash provided by financing activities was $40.5 million during the first nine months of 2015 compared with $10.9 million cash used in financing activities in the first nine months of 2014. The primary driver of the variance was the cash received on the new debt of RL Venture, RL Baltimore and RLH Atlanta offset by repayment of the Wells Fargo debt in 2015.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and estimated interest on debt, as of September 30, 2015 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt, excluding debentures(1)	$87,050	$4,006	$9,131	$73,913	$—
Debentures due Red Lion Hotels Capital Trust(1)	111,110	2,928	5,857	5,857	96,468
Operating and capital leases	29,284	6,865	7,583	6,111	8,725
Service agreements	550	275	275	—	—
Total contractual obligations (2)	$227,994	$14,074	$22,846	$85,881	$105,193
__________

(1)	Includes estimated interest payments and commitment fees over the life of the debt agreement.

(2)
With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.

We have leasehold interests at various hotel properties as well as our corporate headquarters located in Spokane, Washington and our design center in Denver, Colorado. These leases require us to pay fixed monthly rent and have expiration dates of 2015 and beyond which are reflected in the table above. The table below summarizes the terms of the leases, including extension periods at our option, for our hotel properties:

Property	Expiration date of lease	Extension periods
Red Lion River Inn	October 2018	Three renewal terms of five years each
Red Lion Hotel Seattle Airport	December 2024	One renewal term of five years
Red Lion Hotel Vancouver (at the Quay)	November 2015	None
Red Lion Anaheim	April 2021	17 renewal terms of five years each
Red Lion Hotel Kalispell	April 2028	Three renewal terms of five years each
Corporate headquarters	December 2017	None
Denver Design Center	February 2020	One renewal term of five years

Franchise Update

At September 30, 2015, our franchise network included 104 hotels under franchise agreements, representing a total of 10,132 rooms.

Assets Held for Sale Update

As of September 30, 2015, we have no properties listed for sale. At December 31, 2014, we had the Red Lion Hotel Bellevue and the Red Lion Hotel Wenatchee listed for sale. We sold both properties in the first quarter of 2015 for aggregate net proceeds of $37.7 million.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from outstanding debt. As of September 30, 2015, our outstanding debt, including current maturities and excluding unamortized origination fees, was $105.2 million.

At September 30, 2015, $30.8 million of our outstanding debt was subject to currently fixed interest rates and was not exposed to market risk from rate changes. The remaining $74.4 million outstanding under term loans is subject to variable rates, but are subject to interest rate caps.

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

The below table summarizes the principal payment requirements on our debt obligations at September 30, 2015 on our consolidated balance sheet (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Debt, excluding debentures	$—	$—	$1,109	$19,870	$53,401	$—	$74,380	$78,130
Average interest rate							5.3%
Debentures due Red Lion
Hotels Capital Trust	$—	$—	$—	$—	$—	$30,825	$30,825	$31,578
Average interest rate							9.5%

Item 4.	Controls and Procedures

As of September 30, 2015, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the first nine months of 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Red Lion Hotels Corporation
Registrant

Signature		Title	Date

By:	/s/ Gregory T. Mount	President and Chief Executive Officer (Principal Executive Officer)	November 6, 2015
Gregory T. Mount

By:	/s/ James A. Bell	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 6, 2015
James A. Bell