Form 10-K
period 2015-12-31
Red Lion Hotels CORP
filed 2016-03-01
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock as of June 30, 2015 was $153.1 million, of which 78.99% or $120.9 million was held by non-affiliates as of that date. As of February 22, 2016, there were 20,085,375 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the registrant's 2015 fiscal year, are incorporated by reference herein in Part III.

PART I
This annual report on Form 10-K includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as "anticipate", "believe", "estimate", "expect", "intend", "may", "plan", "seek", "should", "will" and similar expressions or their negatives are used in this annual report, these are forward-looking statements. Many possible events or factors, including those discussed in "Risk Factors" under Item 1A of this annual report, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report.

In this report, "we", "us", "our", "our company" and "RLHC" refer to Red Lion Hotels Corporation and, as the context requires, all of its consolidated subsidiaries, including:
Wholly-owned subsidiaries:
•Red Lion Hotels Holdings, Inc.
•Red Lion Hotels Franchising, Inc.
•Red Lion Hotels Management, Inc. ("RL Management")
•Red Lion Hotels Limited Partnership
Joint venture entities:
•RL Venture LLC ("RL Venture") in which we hold a 55% member interest
•RLS Atla Venture LLC ("RLS Atla Venture") in which we hold a 55% member interest
•RLS Balt Venture LLC ("RLS Balt Venture") in which we hold a 73% member interest

•	RLS DC Venture LLC ("RLS DC Venture") in which we hold a 71% member interest (effective as of February 2016, see Note 4 of the Notes to Consolidated Financial Statements)

The terms "the network", "systemwide hotels" or "network of hotels" refer to our entire group of owned, managed and franchised hotels.

Item 1.	Business

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

General

We are a NYSE-listed hospitality and leisure company (ticker symbol RLH) primarily engaged in the franchising, management and ownership of hotels under our proprietary brands, including Hotel RL, Red Lion Hotel, Red Lion Inn & Suites, GuestHouse and Settle Inn & Suites (collectively the “RLHC Brands”). All of our hotels currently operate under the RLHC Brands which represent upscale, midscale and economy hotels.

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

Our company was incorporated in the State of Washington in April 1978.

In October 2014, we launched a new brand, Hotel RL. This upscale lifestyle brand is a full-service, conversion brand that is targeted for the top 80 U.S. urban markets inspired by the spirit of the Pacific Northwest and designed for consumers with a millennial mindset. The first additions to Hotel RL were the Hotel RL Baltimore Inner Harbor and the Hotel RL Washington DC, which opened in August 2015 and October 2015, respectively. We are also in the process of converting three of our existing hotels located in Salt Lake City, Utah and in Olympia and Spokane, Washington to the Hotel RL brand; the conversions are expected to be completed during the second quarter of 2016.

A summary of our properties as of December 31, 2015 is provided below:

	Hotels	Total Available Rooms
Company operated hotels
Majority owned and consolidated	14	2,761
Leased	4	867
Managed	2	361
Franchised hotels	104	10,868
Total systemwide	124	14,857

We are also engaged in entertainment operations, which derive revenue from promotion and presentation of entertainment productions under the WestCoast Entertainment tradename and from ticketing services under the TicketsWest tradename. The ticketing service offers online ticket sales, ticketing inventory management systems, call center services, and outlet/electronic distributions for event locations.

Operations

We operate in three reportable segments:

The company operated hotel segment derives revenue primarily from guest room rentals and food and beverage offerings at owned and leased hotels for which we consolidate results. Revenues are also derived from management fees and related charges for hotels with which we contract to perform management services.

The franchised hotels segment is engaged primarily in licensing our brands to franchisees. This segment generates revenue from franchise fees that are typically based on a percentage of room revenue and are charged to hotel owners in exchange for the use of our brand and access to our central services programs. These programs include our reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards.

The entertainment segment is composed of our WestCoast Entertainment and TicketsWest operations.
Our remaining activities, none of which constitutes a reportable segment, have been aggregated into "other".
We have two measures of segment performance under U.S. generally accepted accounting principles (GAAP): revenue and operating income. In addition, we measure performance of our company operated hotel segment using the following non-GAAP measures:
•Comparable hotel revenue
•Comparable hotel direct operating income (margin)
•Occupancy
•Average daily rate (ADR)
•Revenue per available room (RevPAR)

Intersegment revenues are minimal. Certain operating expenses are allocated to the operating segments based upon internally established allocation methodologies. Income tax provision (benefit) and certain corporate operating expenses are neither allocated to the segments nor included in the measures of segment performance. See Item 6. Selected Financial Data for information about our non-GAAP measures and reconciliations to the most comparable GAAP measures.

Overview
A summary of our reporting segment revenues from continuing operations is provided below (in thousands, except for percentages). For further information regarding our business segments, see Note 3 of Notes to Consolidated Financial Statements.

	Year ended December 31,
	2015		2014		2013
Company operated hotels	$119,773	83.9%	$118,616	81.6%	$120,391	87.7%
Franchised hotels	12,039	8.4%	9,618	6.6%	7,136	5.2%
Entertainment	11,057	7.7%	17,115	11.8%	9,439	6.9%
Other	51	—%	77	—%	341	0.2%
Total revenues	$142,920	100.0%	$145,426	100.0%	$137,307	100.0%

Revenue per available room ("RevPAR") for company operated hotels on a comparable basis from continuing operations increased 10.4% in 2015 from 2014. Average Daily Rate ("ADR") on a comparable basis from continuing operations increased 5.1% in 2015 from 2014. Occupancy on a comparable basis from continuing operations increased 340 basis points in 2015 from 2014.

Comparable RevPAR for midscale franchised hotels increased 14.1% in 2015 from 2014. Comparable ADR increased 4.8% in 2015 from 2014. Comparable occupancy increased 470 basis points in 2015 from 2014.

Average occupancy, ADR and RevPAR statistics are provided below on a comparable basis from continuing operations.

Comparable Hotel Statistics from Continuing Operations (1)(2)
	For the year ended December 31,
	2015				2014
	Average Occupancy		ADR	RevPAR	Average Occupancy	ADR	RevPAR
Company operated hotels
Midscale	69.7%		$95.62	$66.63	66.3%	$91.02	$60.38
Franchised hotels
Midscale	57.1%		$87.34	$49.87	52.4%	$83.33	$43.70
Economy (pro forma) (2)	51.2%		$69.74	$35.72	50.3%	$68.39	$34.41
Systemwide
Midscale	63.9%		$92.19	$58.87	60.0%	$87.94	$52.74
Economy (pro forma) (2)	51.2%		$69.74	$35.72	50.3%	$68.39	$34.41

Change from prior comparative period:	Average Occupancy		ADR	RevPAR
Company operated hotels
Midscale	340	bps	5.1%	10.4%
Franchised hotels
Midscale	470	bps	4.8%	14.1%
Economy (pro forma) (2)	90	bps	2.0%	3.8%
Systemwide
Midscale	390	bps	4.8%	11.6%
Economy (pro forma) (2)	90	bps	2.0%	3.8%

(1)
Certain operating results for the periods included in this report are shown on a comparable hotel basis. With the exception of pro forma economy hotels, comparable hotels are defined as hotels that were in the system for at least one full calendar year as of the beginning of the current period under materially similar operations.

(2)
We acquired the franchise license agreements of GuestHouse and Settle Inn & Suites properties on April 30, 2015. Results presented prior to that date are attributable to and provided by the prior owner.

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

Throughout this document and unless otherwise stated, RevPAR, ADR and average occupancy statistics are calculated using statistics for comparable hotels. Some of the terms used in this report, such as "upscale", "midscale" and "economy" are consistent with those used by Smith Travel Research, an independent statistical research service that specializes in the lodging industry.
Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K for specific segment results.

Company Strategy

Our strategy is to grow our brands and profitability by expanding our hotel network with additional franchised hotels, managing the operations of hotels partially owned by us through joint venture or minority equity participation, and managing operations of hotels for hotel owners who have contracted with us to perform management services.

We believe franchising and management represents a profitable, non-capital intensive growth opportunity. Our strategy is to identify larger urban metropolitan statistical areas (MSAs) that are saturated by larger brands in order to become the conversion brand of choice for owners of established hotels looking for alternatives in those markets. By segmenting our brands with clear distinctions between each offering, we are uniquely positioned to provide an appealing alternative for a variety of owners. We believe our strong brand name recognition in the Western U.S. markets provides us with an opportunity to expand our hotel network within our existing footprint. The Midwest, South and East Coast markets also provide us with opportunity to expand our hotel network into markets across North America as our brands will be a unique and new value proposition for current and potential hotel owners in markets saturated by competitor brands. To assist in our ability to grow our hotel network in larger metropolitan cities, we may consider special incentives, management contracting services, minority equity, joint venture opportunities with hotel owners and investors or adding additional brand options. In addition to conversion from other brands, independently branded hotel operations may also benefit from the RLHC central services programs. For all properties, we strive to provide hotel owners leading distribution technology and sales support as part of our brand support programs.

We believe that additional growth in our hotel network in larger metropolitan cities will come from hotel acquisitions where we contribute partial equity or participate in equity ownership opportunities in joint ventures with hotel owners and investors. Equity investment in hotels new to our system is an opportunity for us to redeploy capital generated from sales of hotels into improvement and expansion of our hotel network in major cities. Further growth opportunities may come from the expansion of our brand offerings. With our newly launched hotel brand, Hotel RL we have a hotel product that is intended to be flexible enough to allow adaptive reuse projects, conversions and new builds while giving owners a more free-form approach to adapt the hotel to their unique markets and locations. The new flat fee structure is a true differentiator in this segment, which provides a predictable cost structure for our franchisees with the opportunity to leverage a greater proportion of their top-line growth to superior hotel performance.

In January 2015, we completed a comprehensive transaction to accelerate the execution of our national growth strategy. Key components included the transfer of 12 of our wholly-owned hotels to RL Venture, a newly created joint venture which allowed us to immediately sell a 45% member interest in that entity to a third party and concurrently refinance of all of our secured debt. Three of the 12 hotels will be renovated and converted to the recently announced Hotel RL brand. The remaining nine Red Lion Hotels and Red Lion Inn & Suites will also undergo comprehensive renovations. All 12 hotels will continue to be managed by RLHC's wholly-owned subsidiary, RL Management, each with an initial five-year management contract, with three five-year extensions.

In April 2015, our subsidiary RL Baltimore obtained a new loan secured by the Hotel RL Baltimore Inner Harbor. Also, in April 2015, we sold a 21% member interest in RLS Balt Venture, the parent of RL Baltimore, to a third party, who had an option exercisable until December 31, 2015 to purchase an additional 24% member interest in that entity. As of December 31, 2015, the third party had exercised its right to purchase an additional 5.876% member interest in that entity and subsequently all additional purchase option rights have expired.

In April 2015, we completed the acquisition of the intellectual property assets and all hotel franchise license agreements of GuestHouse International, LLC. The acquisition expanded our presence across the country by adding two recognized hotel brands with 73 GuestHouse and Settle Inn & Suites franchise license agreements. The transaction more than doubled the number of hotels in the RLHC brand portfolio.

In September 2015, we formed a joint venture, RLS Atla Venture, of which we own 55%, and acquired a hotel adjacent to the Atlanta International Airport which is expected to open in the first quarter of 2016 as the Red Lion Hotel Atlanta International Airport.

In October 2015, we formed a joint venture, RLS DC Venture, of which we own 71% as of February 2016, and completed the acquisition of a hotel business in Washington, D.C., which we are operating under the Hotel RL brand.

To further support the market repositioning of our RLHC Brands and improve our financial performance, throughout 2014 and the beginning of 2015, we sold seven non-strategic hotel assets. Proceeds from the sales of these assets have provided additional capital for support of the growth initiatives for our hotel network, as well as the strengthening of our balance sheet through the payoff of the long-term debentures.

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

Employees

As of December 31, 2015, we employed 1,783 people on a full-time or part-time basis, with 1,626 directly related to hotel operations. We also had 111 employees in other operating segments, primarily within our entertainment segment, and 46 employees in our corporate office. Our total number of employees fluctuates seasonally, and we employ many part-time employees.

At December 31, 2015, approximately 15.8% of our total workforce was covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and organized settlement of labor disputes. We believe our employee relations are satisfactory.

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

We are continuing to pursue the expansion of our franchise operations in markets where we currently operate and in selected new markets. We are also pursuing expansion of our RLHC Brands into targeted segments. Both owned and franchised hotels will be able to carry the Hotel RL, Red Lion Hotel, Red Lion Inns & Suites, GuestHouse and Settle Inn & Suites brands. We may consider adding additional brand options in the future.

As of December 31, 2015, we managed hotels in our system that were owned by third parties and operated under the Red Lion brand. Going forward we plan to seek to increase the number of hotels that we manage for third parties in order to expand our hotel network. Management of non-owned hotels also allows us to take advantage of economies of scale with our infrastructure.

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

•	Our ability to attract and retain qualified franchisees and hotel owners who want us to operate their hotels under one or more of our brands;

•	The recognition in the market and the reputation of the RLHC Brands;

•	Access to financial resources necessary to open or rebrand hotels;

•
The ability of the owners of franchised and managed hotels to open and operate additional hotels profitably. Factors affecting the opening of new hotels, or the conversion of existing hotels to RLHC Brands, include among others:

•	The availability of hotel management, staff and other personnel;

•	The cost and availability of suitable hotel locations;

•	The availability and cost of capital to allow hotel owners and developers to fund investments;

•
Cost effective and timely construction and renovation of hotels (which can be delayed due to, among other reasons, labor and materials availability, labor disputes, local zoning and licensing matters, and weather conditions); and

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

In January 2015, we transferred 12 of our owned hotels to RL Venture, a joint venture in which we now hold a 55% interest. During the remainder of 2015, we participated in joint ventures that acquired three hotels that are now managed by us. We may in the future acquire interests in other properties through joint venture arrangements with other entities. In addition, we may enter into other non-property investment joint ventures through other divisions such as our entertainment division or for marketing or other services. Partnerships, joint ventures and other business structures involving our co-investment with third parties generally include some form of shared control over the operations of the business and create additional risks. Some of these acquisitions may be financed in whole or in part by loans under which we are jointly and severally liable for the entire loan amount along with the other joint venture partners. The terms of these joint venture arrangements may be more favorable to the other party or parties than to us. Although we will actively seek to minimize such risks before investing in partnerships, joint ventures or similar structures, investing in a property through such arrangements may subject that investment to risks not present with a wholly owned property, including, among others, the following:

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

Based on our experience, newly acquired, developed or converted hotels typically begin with lower occupancy and room rates, thereby resulting in lower revenue. Any future expansion within our existing markets could adversely affect the financial performance of our hotels in those markets and, as a result, negatively impact our overall results of operations. Expansion into new markets may also present operating and marketing challenges that are different from those we currently encounter in our existing markets. Our inability to anticipate all of the changing demands that expanding operations will impose on our management and management information and reservation systems, or our failure to quickly adapt our systems and procedures to new markets, could result in lost revenue and increased expenses and otherwise have an adverse effect on our results of operations and financial condition.

Due to the geographic concentration of the hotels in our system, our results of operations and financial condition are subject to fluctuations in regional economic conditions.

Of the 124 hotels in our system at December 31, 2015, 62 are located in Oregon, Washington, Idaho and Montana. Accordingly, our results of operations and financial condition may be impacted by the economy of the Pacific Northwest, which is dependent in large part on a limited number of major industries, including agriculture, tourism, technology, timber and aerospace. These industries may be affected by:

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

If our franchise or management contracts terminate or are not renewed, if new franchisees are unable to effectively integrate their hotels into our system, or if franchisees or owners are unprofitable or go out of business, our franchise or management fee revenue will decline.

As of December 31, 2015, there were 104 hotels in our system that were owned by others and operated under franchise agreements. Franchise agreements generally specify a fixed term and contain an early termination provision for the franchisee to terminate at specific intervals or for specific reasons with or without penalty by providing notice to us. There is no assurance that these agreements will be renewed, or that they will not be terminated prior to the end of their respective terms.

Since January 2015, we have entered into management contracts for each of the hotels in our joint venture portfolio, RL Venture, Baltimore, Washington, D.C. and Atlanta, as well as our previously owned hotel in Bellevue, WA, and previously franchised hotel in Sacramento, CA. These agreements generally specify a fixed term as well as management responsibilities defined by certain terms and conditions. Our failure to meet the obligations within these agreements could trigger early termination. Additionally, there is no assurance that these agreements will be renewed, or that they will not be terminated prior to the end of their respective terms for other reasons.

If owners of hotels that we manage or franchise cannot repay or refinance mortgage loans secured by their properties, our revenues and profits could decrease and our business could be harmed.

The owners of many of our managed and franchised properties have pledged their hotels as collateral for mortgage loans that they entered into when those properties were purchased or refinanced. If an owner cannot repay or refinance maturing indebtedness on favorable terms or at all, the lender could declare a default, accelerate the related debt, and repossess the property. Such sales or repossessions could, in some cases, result in the termination of our management or franchise agreements and eliminate our anticipated income and cash flows, which could negatively affect our results of operations.

Failure of the joint venture owners to comply with debt covenants could adversely affect our financial results or condition.

In January 2015, we transferred 12 of our owned hotels to RL Venture, a joint venture in which we hold a 55% equity interest. Additionally, during 2015 we entered into joint ventures related to our Baltimore, Washington, D.C. and Atlanta properties, in which we own equity interests of 73%, 71% and 55%, respectively. We manage these hotels under management agreements with five-year terms and three five-year extension options. In connection with these transactions, the joint ventures borrowed a combined total of $90.8 million, which is secured by the hotel properties within the joint venture entities. The credit agreements for these loans contain customary affirmative and negative covenants. There is no assurance that the joint ventures will be able to comply with these covenants in the future. Any failure to do so could result in a demand for immediate repayment of the loans, which could result in one or more of these hotels being foreclosed upon and otherwise adversely affect our results of operation and financial condition, and limit our ability to obtain financing. For additional information, see Note 9 of Notes to Consolidated Financial Statements.

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

•	Extended periods of low occupancy demand, which may negatively impact our ability to increase rates;

•	Changes in travel patterns, extreme weather conditions and cancellation of or changes in events scheduled to occur in our markets;

•	The attractiveness of our hotels to consumers and competition from other hotels and lodging alternatives such as Airbnb;

•	The significant investment in hotel maintenance and renovation needed due to a number of recent years with reduced capital expenditure levels;

•	The need to periodically repair and renovate the hotels in our hotel network, including the ongoing need to refresh hotels to meet current industry standards and guest expectations;

•	Insufficient available capital to us or our franchise hotel owners to fund renovations and investments needed to maintain our competitive position;

•	The quality and performance of the employees of the hotels in our network;

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

Competition in the industry is primarily based on service quality, range of services, brand name recognition, convenience of location, room rates, guest amenities and quality of accommodations. We compete against national limited and full-service hotel brands and companies, as well as various regional and local hotels in the upscale, midscale and economy hotel segments of the industry. Many of our competitors have greater name recognition, a larger network of locations and greater marketing and financial resources than we do. Competitors may offer significantly lower rates, greater convenience, services or amenities or superior facilities, which could attract customers away from our hotels. New hotels are being built in a number of the markets where we operate, which could adversely affect our business. In order to remain competitive and to attract and retain customers, we and the owners of our franchised and managed hotels must be able to differentiate and enhance the quality, value and efficiency of our product and customer service, and we must make additional capital investment to modernize and update our hotels.

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

Group contract business and other large customers, or large events, can significantly impact the results of operations of some of the hotels in our network. These contracts and customers vary from hotel to hotel and change from time to time. Contracts with large customers such as airlines and railroads are typically for a limited period of time after which they may be eligible for competitive bidding. The impact and timing of group business and large events are not always predictable and are often episodic in nature. The operating results for hotels in our network can fluctuate as a result of these factors, possibly in adverse ways, and these fluctuations can harm our overall operating results.

The market price for our common stock may be volatile.

The stock market has experienced and may in the future experience extreme volatility, oftentimes unrelated to the operating performance of particular companies. Many factors could cause the market price of our common stock to rise or fall, including but not limited to:

•	Changes in general economic conditions, such as the 2007-2009 recession, and subsequent fluctuations in stock market prices and volumes;

•	Changes in financial estimates, expectations of future financial performance or recommendations by analysts;

•	Changes in market valuations of companies in the hospitality industry;

•	Actual or anticipated variations in our quarterly results of operations;

•	Issuances of additional common stock or other securities;

•	Announcements by our shareholders disclosing acquisitions or sales of our common stock or expressing their views with respect to actions they believe should be taken by our company;

•	Low daily trading volume of our stock; and

•	Announcements by us or our competitors of, or speculation with respect to, acquisitions, investments or strategic alliances.

General economic conditions continue to negatively impact our results and liquidity.

Many businesses, including RLHC, have been adversely affected by the state of the economy. Discretionary travel has decreased because of economic pressures, and this in turn has hurt the hospitality industry and our company. Over the last several years, high unemployment, lower family income, low corporate earnings, lower business investments and lower consumer and government spending all have reduced the demand for hotel rooms and related lodging services and put pressure on industry room rates and occupancy. Although the economy appears to be gradually improving, we still expect the operations of hotels in our network and financial results in 2016 will continue to be negatively impacted by general economic conditions, and weak hospitality occupancy and rates. These factors could also negatively impact our ability to obtain future financing and our liquidity in general. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital and debt service for the foreseeable future, if our cash flow or capital resources prove inadequate or we do not meet our financial debt covenants, we could potentially face liquidity problems that could have a material adverse effect on our results of operations and financial condition.

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

We reported net losses from continuing operations from 2008 through 2013 and, although we had a net profit in 2014 and 2015, there is no assurance that we will remain profitable in the future.

During the years 2008 through 2013, we reported net losses from continuing operations. Not only did these losses have a direct adverse effect on our financial condition, they also increased our costs of borrowing. Although we had a net profit in 2014 and 2015, the long prior history of net losses could impair our ability to raise capital needed for hotel maintenance and other corporate purposes. There is no assurance that we will be able to continue to achieve profitability in the future.

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

Our business requires capital for ongoing hotel maintenance, modernization and renovation, as well as for any acquisitions or development projects we may want to undertake. If needed capital is not available, our ability to successfully compete with hotels in our scale categories may be adversely impacted.

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

For most of the past seven to eight years, our levels of capital expenditures for these purposes have been lower than normal due to the general economic conditions impacting our industry. As a result, in order to support the room rates that we have historically charged, we believe it will be necessary over the next few years to invest in renovations at higher levels than in recent years. If we are unable to make these investments, we may be required to reduce rates, or suffer lower occupancy, which could cause our hotels to be classified in a lower scale category and have a material adverse effect on the RLHC Brand and our business in general. There are likely to be similar adverse effects if our franchisees are unable to make comparable investments in their properties.

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

Whether capital for new investments and maintenance of existing hotels will be available to us and our franchisees depends on a number of factors, including our cash reserves, profitability, degree of leverage, the value of assets, borrowing restrictions that may be imposed by lenders and conditions in the capital markets. The condition of the capital markets and liquidity factors are outside our control, so there is no assurance that we or our franchisees will be able to obtain financing as needed.

If we need to raise capital through issuance of additional common stock, preferred stock or convertible debt, current shareholders may experience significant dilution. Moreover, there is no assurance that we could raise money through equity issuances.

If we seek to raise additional capital through financing, our leverage may increase. If our leverage increases, the resulting debt service could adversely affect our operating cash flow. Our continuing indebtedness could increase our vulnerability to general economic and lodging industry conditions, including increases in interest rates.

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

The hospitality industry requires the use of technology and systems for property management, procurement, reservations, operation of customer loyalty programs, distribution and other purposes. These technologies can be expected to change guests' expectations, and there is the risk that advanced new technologies will be introduced requiring further investment capital. We maintain a hotel reservation system that allows us to manage our hotel network's rooms inventory through various distribution channels, including our website, and execute rate management strategies. As part of our marketing strategy, we encourage guests to book on our website, which guarantees the lowest rate available compared to third-party travel websites.

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

The success of our business depends in part upon our continued ability to use our trademarks, increase brand awareness and further develop our brands. We have registrations with the U.S. Patent and Trademark Office of various formulations of certain trademarks, including but not limited to the following: Red Lion, Hotel RL, Leo Hotel Collection, GuestHouse, Settle Inn & Suites, WestCoast, Cavanaughs, Stay Comfortable, TicketsWest and Cascadia Soapery, Hello Rewards, MAKE IT#WORTHIT, MIWI, PROJECT WAKE UP CALL, RLHC and RLH. We have also registered various formulations of the Red Lion trademark in Canada, Mexico, China, India, Australia, the European Union and a number of other countries in Asia. We cannot be assured that the measures we have taken to protect our trademarks will be adequate to prevent imitation of our trademarks by others. The unauthorized reproduction of our trademarks could diminish the value of our brands and their market acceptance, competitive advantages or goodwill, which could adversely affect our business.

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

At the end of 2015, our recorded goodwill amount was $8.5 million, and other intangible assets totaled $15.3 million. Market conditions in the future could adversely impact the fair value of one or more of our hotel, franchise and entertainment reporting units, which could result in future impairments of their goodwill, intangibles and other long-lived assets.

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

In accordance with the guidance for the impairment of long-lived assets, if the expected undiscounted future cash flows are less than net book value, the excess of net book value over estimated fair value of the assets is charged to current earnings. As discussed further in Note 5 of the Notes to Consolidated Financial Statements, during 2013, certain of our assets, including assets that were held for sale were written down to their estimated fair value, resulting in a pre-tax impairment charge of $7.8 million. There were no impairment charges in 2014 or 2015. Changes in our estimates and assumptions as they relate to valuation of goodwill, intangibles and other long-lived assets could affect, potentially materially, our financial condition or results of operations in the future.

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

Our two largest shareholders own more than 28% of our stock. These shareholders may seek to impact our corporate policy and strategy, and their interests may differ from those of other shareholders. In addition, given the amount of stock held by them, we would likely need their approval in order to undertake any sale or other disposition of all or substantially all of our assets. If any of our larger shareholders or any group of shareholders decided to sell their shares, this would likely result in a significant decline in the trading price of our common stock.

As of February 29, 2016, Columbia Pacific Opportunity Fund, L.P. ("Columbia Pacific") and HNA Investment Management LLC ("HNA") held more than 28% in aggregate of our outstanding shares of common stock. Columbia Pacific, HNA or one or more other shareholders may take actions designed to impact our corporate policy and strategy, and their interests may differ from those of other shareholders. Such actions could include, among other things, attempting to obtain control of our board of directors or initiating or substantially assisting an unsolicited takeover attempt.

Under our Articles of Incorporation and the laws of the state where we are incorporated, we can undertake a merger or sale of all or substantially all of our assets only if the transaction is approved by holders of at least two-thirds of our outstanding shares of common stock. This in turn means that any person or group of persons holding at least one-third of our outstanding shares of common stock would be able to block any such transaction if they chose to do so. Because Columbia Pacific and HNA already hold so close to one-third of our shares, we believe that as a practical matter they would be able, either acting together or with other shareholders, to prevent any such transaction believed not to be in their best interests.

This state of affairs adds a level of uncertainty to our business and operations, including in employee hiring and retention, in franchise acquisitions, and in generally developing corporate policy and strategy. In addition, because our common stock is relatively thinly traded, if Columbia Pacific, HNA or any other significant shareholders decided to sell their holdings of our common stock, this would likely result in a significant decline in its trading price. Our stock price may also fluctuate materially based on announcements by our shareholders disclosing acquisitions or sales of our common stock or expressing their views with respect to actions they believe should be taken by our company.

Failure to attract, retain and incentivize the performance of senior executives or other key employees could adversely affect our business.

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

Our entertainment division, which comprised 8% of our revenues from continuing operations in 2015, engages in event ticketing and the presentation of various entertainment productions. Our entertainment division is vulnerable to risks associated with general regional and economic conditions, significant competition and changing consumer trends, among others. The overall economy in the markets we serve has impacted the ticketing division through lower demand for concerts, events and sporting activities. Also, we face the risk that entertainment productions will not tour the regions in which we operate or that the productions will not choose us as a presenter or promoter.

We may have disputes with the owners of the hotels that we manage or franchise.

The nature of our responsibilities under our franchise and management agreements may, in some instances, be subject to interpretation and may give rise to disagreements. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential franchisees, hotel owners and joint venture partners. However, we may not always be able to do so. Failure to resolve such disagreements may result in franchisees or other hotel owners leaving our system of hotels, or in litigation, arbitration or other legal actions.

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

Our financial and operating performance may be adversely affected by acts of God, such as natural disasters, particularly in locations where our properties are located. Our properties are generally covered by comprehensive liability, public area liability, fire, boiler and machinery, extended coverage and rental loss insurance. However, certain types of catastrophic losses, such as those from earthquake, volcanic activity, flood, terrorism and environmental hazards, may exceed or not be covered by the insurance. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. Similarly, threatened or actual terrorist activity, war, epidemics, travel-related accidents, geopolitical uncertainty, international conflict and similar events that impact domestic and international travel have caused in the past, and may cause in the future, our results to differ materially from anticipated results. In addition, depending on the severity, a major incident or crisis may prevent operational continuity at hotels in our network and consequently impact the value of our brands or the reputation of our business.

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

Real estate investments are relatively illiquid, and therefore we and the joint ventures in which we participate have a limited ability to promptly sell one or more hotels in response to changing economic, financial or investment conditions. The real estate market, including the market for hotels, is affected by general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. In addition, it may be difficult or impossible to convert hotels to alternative uses if they become unprofitable due to competition, age of improvements, decreased demand or other factors. The conversion of a hotel to an alternative use would also generally require substantial capital expenditures. This inability to respond promptly to changes in the performance of our hotels could adversely affect our financial condition and results of operations as well as our ability to service debt. In addition, sales of appreciated real property could generate material adverse tax consequences, which may make it disadvantageous for us to sell certain of our hotels.

We are subject to environmental regulations.

Our results of operations may be affected by the costs of complying with existing and future environmental laws, ordinances and regulations. Under federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in the property. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to remediate a contaminated property properly, may prevent the owner from selling a property or using it as collateral for a loan. Environmental laws may also restrict the use or transfer of a property as well as the operation of businesses at the property, and they may also impose remedial or compliance costs. The costs of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could have an adverse effect on our results of operations and financial condition.

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

A Phase II ESA conducted at the Port Angeles hotel property revealed that fill material from an unknown source was placed at the property prior to construction of the existing buildings. Diesel and lube oil-range petroleum hydrocarbons and benzene were detected in one sample collected at concentrations greater than MTCA Method A cleanup levels. If the fill material was from a contaminated site, it could be a potential source of subsurface contamination, so additional testing was conducted at the Port Angeles site in August 2013. These tests identified petroleum hydrocarbons and PAHs at concentrations greater than applicable cleanup levels near a former auto repair area that were likely related to impacted fill material identified in the area. Fill material appears to include burned wood, paper, glass debris, metal material and bricks.  The contamination exceeds clean-up standards but does not appear to be a threat to human health or the environment. Groundwater appears to be contaminated  but is likely associated with the contaminated fill.  Groundwater in this area is also likely influenced by tides and is not currently utilized as drinking water. The contaminated soil is capped with asphalt or structures, so that exposure to petroleum vapors or direct contact with contaminated soil is limited. We plan to continue to monitor the affected area and ensure that the asphalt cap is maintained. Depending on the results of further analysis we may have some requirement to perform clean-up of the affected area.

Other than as disclosed above, we have not been notified by any governmental authority and we have no other knowledge of any continuing material noncompliance, material liability or material claim relating to hazardous or toxic substances or other environmental substances in connection with any of our properties. Nevertheless, there is no assurance that these properties do not have any environmental concerns associated with them. In addition, there is no assurance that we will not discover problems we are unaware of that currently exist, that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our existing and future properties will not be affected by the condition of neighboring properties, such as the presence of leaking underground storage tanks, or by third parties unrelated to us.

We face risks relating to litigation.

At any given time, we are subject to claims and actions incidental to the operation of our business. The outcome of these proceedings cannot be predicted. If a plaintiff were successful in a claim against us, we could be faced with the payment of a material sum of money, and we may not be insured for such a loss. If this were to occur, it could have an adverse effect on our financial condition and results of operations.

In addition, our financial condition may be adversely impacted by legal or governmental proceedings brought by or on behalf of our employees or customers. In recent years, a number of hospitality companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination, accessibility and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits in the future may be instituted against us, and we may incur material damages and expenses which could have an adverse effect on our results of operations and financial condition.

In addition, in recent years there has been increasing activity by patent holding companies (so-called patent "trolls") that do not use technology but whose sole business is to enforce patents for monetary gain against companies in a wide variety of businesses and industries. These efforts typically involve proposing licenses in exchange for a substantial sum of money and may also include the threat or actual initiation of litigation for that purpose. Any such litigation can be quite costly to defend, even if infringement is unsubstantiated or speculative. We have been threatened with one such claim and two claims have actually been filed against us. Each claim is related to separate technology, but we believe that each such technology is non-proprietary. Both filed claims have been resolved. If we are ultimately found to have violated a patent, our operations could be negatively impacted and/or we might be subject to substantial financial penalties, licensing fees and attorneys' fees. It is not possible to predict the potential impact on our business and operations of any future claims of this type that may be asserted against us.

Washington law contains provisions that could deter takeover attempts.

Our company is incorporated in the State of Washington and subject to Washington state law. The Washington State Antitakeover Act could interfere with or restrict takeover bids or other change-in-control events affecting us. For example, one statutory provision prohibits us, except under specified circumstances, from engaging in any significant business transaction, such as a merger, with any shareholder who owns 10% or more of our common stock (which shareholder, under the statute, would be considered an "acquiring person") for a period of five years following the time that such shareholder becomes an acquiring person.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Company Operated Properties

Company operated properties are those properties which we operate and manage through ownership, lease, or management contract.

The table below reflects our company operated hotel properties and locations, as well as total available rooms per hotel, as of December 31, 2015.

		Total
		Available
Property	Location	Rooms
Company operated properties
Red Lion Anaheim(1)	Anaheim, California	308
Red Lion Hotel Kalispell(1)	Kalispell, Montana	170
Red Lion Hotel Seattle Airport(1)	Seattle, Washington	144
Red Lion River Inn(1)	Spokane, Washington	245
Red Lion Hotel at the Park(2)	Spokane, Washington	400
Red Lion Hotel Bend (2)	Bend, Oregon	75
Red Lion Hotel Boise Downtowner(2)	Boise, Idaho	182
Red Lion Hotel Coos Bay(2)	Coos Bay, Oregon	144
Red Lion Hotel Eureka(2)	Eureka, California	175
Red Lion Hotel Olympia(2)	Olympia, Washington	192
Red Lion Hotel Pasco(2)	Pasco, Washington	279
Red Lion Hotel Port Angeles(2)	Port Angeles, Washington	187
Red Lion Hotel Redding(2)	Redding, California	192
Red Lion Hotel Richland Hanford House(2)	Richland, Washington	149
Red Lion Hotel Salt Lake Downtown(2)	Salt Lake City, Utah	394
Red Lion Templin’s Hotel on the River(2)	Post Falls, Idaho	163
Hotel RL Baltimore Inner Harbor(3)	Baltimore, Maryland	130
Hotel RL Washington DC(4)	Washington, D.C	99
Red Lion Bellevue(5)	Bellevue, Washington	181
Red Lion Hotel Woodlake Conference Center Sacramento(5)	Sacramento, California	180
Company operated properties (20 properties)		3,989
__________
(1) Leased
(2) Owned by RL Venture; managed by RL Management, Inc.
(3) Owned by RLS Balt Venture, LLC; managed by RL Management, Inc.
(4) Owned by RLS DC Venture, LLC; managed by RL Management, Inc.
(5) No ownership; managed by RL Management, Inc.

Company Operated Properties

Company operated properties are those properties which we operate and manage through ownership, lease, or management contract.

Franchised Hotels

Under our franchise agreements, we receive royalties for the use of the RLHC Brands. We also make available certain services to those hotels including reservation systems, advertising and national sales, our guest loyalty program, revenue management tools, quality inspections and brand standards, as well as administer central services programs for the benefit of all the hotels in our network.

At December 31, 2015, our franchised operations consisted of 45 midscale hotels with a room count of 6,498 and 59 economy hotels with a room count of 4,370.
Discontinued Operations

Discontinued operations includes the following: a commercial mall in Kalispell, Montana that was sold in the first quarter of 2013; a catering contract in Yakima, Washington that was terminated in the first quarter of 2013; a hotel in Medford, Oregon that was sold in the third quarter of 2013; and a hotel in Eugene, Oregon that ceased operations in the first quarter of 2014.

The discontinued operations presentation, as required under generally accepted accounting principles ("GAAP"), separately reports the revenue and expenses including any related asset impairment charges, net of income taxes as "Income (loss) from discontinued operations" on our Consolidated Statements of Comprehensive Income (Loss) for all periods presented.

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

Market Information for Common Stock

Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "RLH". The following table sets forth for the periods indicated the high and low sale prices for our common stock on the NYSE:

	High	Low
2015
Fourth Quarter (ended December 31, 2015)	$9.55	$6.71
Third Quarter (ended September 30, 2015)	$9.00	$7.54
Second Quarter (ended June 30, 2015)	$7.75	$6.43
First Quarter (ended March 31, 2015)	$7.14	$6.18
2014
Fourth Quarter (ended December 31, 2014)	$6.38	$5.26
Third Quarter (ended September 30, 2014)	$5.89	$5.27
Second Quarter (ended June 30, 2014)	$6.07	$5.46
First Quarter (ended March 31, 2014)	$6.18	$5.50
Holders
At February 23, 2016, there were 116 shareholders of record of our common stock.
Dividends
We did not pay any cash dividends on our common stock during the last two fiscal years. The board of directors periodically reviews our dividend policy and our longer-term objectives of maximizing shareholder value. Any determination to pay cash dividends in the future will be at the discretion of our board.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2015 on plans under which equity securities may be issued to employees, directors or consultants. All of our equity compensation plans have been approved by our shareholders.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders:
2006 Stock Incentive Plan(1)	71,676	$10.41	34,711
2015 Stock Incentive Plan(2)	—	$—	814,238
Total	71,676	$10.27	848,949

__________
(1) Excludes 664,772 restricted stock units granted under the 2006 Stock Incentive Plan.
(2) Excludes 560,148 restricted stock units granted under the 2015 Stock Incentive Plan.

Performance Graph

The following graph compares the five-year cumulative total return to shareholders of our common stock with the five-year cumulative total return of the Russell 2000 Index and the S&P Hotels, Resorts & Cruise Lines Index.
The above presentation assumes an investment of $100 in our common stock, the Russell 2000 Index and the S&P Hotels, Resorts & Cruise Lines Index and depicts RLHC's price performance relative to the performance of the Russell 2000 Index and the Standard & Poor's Hotels, Resorts & Cruise Lines Index, assuming a reinvestment of all dividends. The price performance on the graph is historical and not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. The selected consolidated statements of comprehensive income (loss) and balance sheet data are derived from our audited consolidated financial statements. The audited consolidated financial statements for certain of these periods are included elsewhere in this annual report. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified in their entirety by, our consolidated financial statements and related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this annual report and in our prior filings with the SEC.

	Year ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Consolidated Statements of Comprehensive Income (Loss) Data
Continuing Operations:
Total revenues	$142,920	$145,426	$137,307	$145,896	$150,443
Goodwill impairment	—	—	—	—	14,236
Asset impairment	—	—	7,785	9,440	8,417
Gain on asset dispositions	(17,692)	(4,006)	(112)	(160)	(33,379)
Loss on early retirement of debt	(2,847)	—	—	—	—
Operating expenses	129,040	138,667	148,152	156,265	141,954
Operating income (loss)	13,880	6,759	(10,845)	(10,369)	8,489
Income (loss) from continuing operations	4,016	2,492	(15,070)	(11,164)	(5,295)
Discontinued Operations:
Income (loss) from operations of discontinued business units, net of income tax expense (benefit)	—	(187)	(1,204)	1,009	(1,557)
Loss on disposal and impairment of the assets of the discontinued business units, net of income tax expense (benefit)	—	(2)	(773)	(4,526)	(296)
Net income (loss)	$4,016	$2,303	$(17,047)	$(14,681)	$(7,148)
Net income (loss) attributable to noncontrolling interests (1)	(1,297)	—	—	—	—
Net Income (Loss) attributable to Red Lion Hotels Corporation	$2,719	$2,303	$(17,047)	$(14,674)	$(7,148)
Earnings (Loss) per share - basic
Income (loss) from continuing operations attributable to Red Lion Hotels Corporation	$0.14	$0.13	$(0.77)	$(0.58)	$(0.28)
Loss from discontinued operations	$—	$(0.01)	$(0.10)	$(0.18)	$(0.10)
Net income (loss) attributable to Red Lion Hotels Corporation	$0.14	$0.12	$(0.87)	$(0.76)	$(0.38)
Earnings (Loss) per share - diluted
Income (loss) from continuing operations attributable to Red Lion Hotels Corporation	$0.13	$0.13	$(0.77)	$(0.58)	$(0.28)
Loss from discontinued operations	$—	$(0.01)	$(0.10)	$(0.18)	$(0.10)
Net income (loss) attributable to Red Lion Hotels Corporation	$0.13	$0.12	$(0.87)	$(0.76)	$(0.38)
Weighted Average Shares Outstanding:
Basic	19,983	19,785	19,575	19,327	19,053
Diluted	20,200	19,891	19,575	19,327	19,053
(1)Represents noncontrolling interests in consolidated joint ventures. In 2015 we entered into four joint venture transactions. Refer to Item 1. Business for further information on these transactions.

	Year ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Non-GAAP Data
EBITDA	$23,098	$19,671	$1,612	$1,508	$24,693
Adjusted EBITDA	12,463	13,350	11,956	14,275	15,820
Adjusted net loss	(7,916)	(4,018)	(6,703)	(1,907)	(16,021)
Consolidated Statement of Cash Flow Data
Net cash provided by operating activities	$9,680	$10,733	$7,087	$13,470	$1,797
Net cash provided by (used in) investing activities	(36,755)	(5,600)	6,441	12,347	21,611
Net cash provided by (used in) financing activities	45,847	(13,065)	(6,947)	(21,321)	(25,439)
Consolidated Balance Sheet Data
Cash	$23,898	$5,126	$13,058	$6,477	$1,981
Assets held for sale	—	21,173	18,346	18,288	30,380
Property and equipment, net	195,390	160,410	166,356	195,012	232,589
Total assets(1)	287,218	221,310	232,850	259,107	303,003
Total debt	87,557	29,873	43,058	49,178	70,496
Debentures due Red Lion Hotels Capital Trust(1)	—	29,108	29,049	28,990	28,932
Total liabilities(1)	119,617	80,473	95,641	106,199	137,138
Total Red Lion Hotels Corporation stockholders' equity	133,992	140,837	137,209	152,908	165,865
Noncontrolling interest(2)	33,609	—	—	—	—
Total stockholders' equity	167,601	140,837	137,209	152,908	165,865
(1)See Note 2, referencing ASU 2015-03, the early adoption retrospectively adjusts years 2011 to 2013.
(2)Represents noncontrolling interests in consolidated joint ventures. In 2015 we entered into four joint venture transactions.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) attributable to RLHC for the periods presented:

		Year ended December 31,
		2015	2014	2013	2012	2011
		(In thousands, except per share data)
Net income (loss) attributable to Red Lion Hotels Corporation		$2,719	$2,303	$(17,047)	$(14,674)	$(7,148)
	Depreciation and amortization	13,315	12,762	13,960	14,968	17,625
	Interest expense	6,979	4,575	5,516	7,553	8,355
	Income tax (benefit) expense	85	31	(817)	(6,339)	5,861
EBITDA		23,098	19,671	1,612	1,508	24,693
	Noncontrolling interests (1)	1,297	—	—	—	—
	Loss on discontinued operations (2)	—	189	1,977	3,327	1,853
	Gain on asset dispositions (3)	(17,808)	(3,996)	—	—	(33,379)
	Loss on early retirement of debt (4)	2,847	—	—	—	—
	Lease termination costs (5)	2,250	750	—	—	—
	Franchise termination fees (6)	—	(2,095)	—	—	—
	Termination of loyalty program (7)	—	(1,525)	—	—	—
	Acquisition costs (8)	779	—	—	—	—
	Separation costs (9)	—	356	582	—	—
	Asset impairment (10)	—	—	7,785	9,440	8,417
	Goodwill impairment (11)	—	—	—	—	14,236
Adjusted EBITDA		$12,463	$13,350	$11,956	$14,275	$15,820

(1)	Represents noncontrolling interests in consolidated joint ventures. In 2015 we entered into four joint venture transactions.
(2)
Discontinued operations includes the following: a hotel in Eugene, Oregon that ceased operations in 2014; a hotel in Medford, Oregon that was sold in 2013; a commercial mall in Kalispell, Montana that was sold in 2013; a catering contract in Yakima, Washington that was terminated in 2013; a hotel in Sacramento, California that was sold in 2012.

(3)
During 2015, we recorded $16.4 million in gain on the sales of the Bellevue and Wenatchee properties, and a $1.3 million gain on sale of our equity method investment in a 19.9% owned real estate venture. During 2014, we recorded $4.0 million in gain on the sales of the Yakima, Kelso, Kennewick, Canyon Springs and Pocatello properties. In 2011, we recorded a $33.5 million gain on the sale of the Seattle Fifth Avenue Hotel. These amounts are included in the line item "Gain on asset dispositions, net" on the accompanying consolidated statements of comprehensive income (loss).

(4)	In 2015, we recorded $2.8 million in loss on the early retirement of our corporate debt and the debentures associated with our Trust Preferred Securities.
(5)	During 2014, we amended the lease for the Red Lion Hotel Vancouver at the Quay and recorded additional lease termination fees of $2.2 million and $0.8 million in 2015 and 2014, respectively.
(6)
During 2014, we recorded income from a $2.1 million early termination fee related to the Seattle Fifth Avenue Hotel terminating its franchise agreement. This amount is included in the line item "Franchise revenue" on the accompanying consolidated statements of comprehensive income (loss).

(7)
In the first quarter of 2015, we determined a non-cash benefit related to the termination of our loyalty program, which was recognized in 2014, should have been adjusted out of our 2014 non-GAAP results. As a result, we have reflected the adjustment from our 2014 non-GAAP results reported above.

(8)	During 2015, we acquired a hotel that was accounted for as a business combination. We recorded $0.8 million in transaction costs.
(9)
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

(10)
During 2013, we recorded a $7.8 million impairment charge on the Yakima, Canyon Springs, Pocatello, Kelso, and Wenatchee properties. During 2012, we recorded a $9.4 million impairment charge on the Pendleton, Missoula, Denver, and Helena properties. During 2011, we recorded a $8.4 million impairment charge on the Missoula, Denver, Helena, and Vancouver properties.

(11)	During 2011, we recorded a $14.2 million impairment charge on goodwill in the hotel segment.

The following is a reconciliation of adjusted net income (loss) to net income (loss) attributable to RLHC for the periods presented:

		Year ended December 31,
		2015	2014	2013	2012	2011
		(In thousands, except per share data)
Net income (loss) attributable to Red Lion Hotels Corporation		$2,719	$2,303	$(17,047)	$(14,674)	$(7,148)
	Noncontrolling interests (1)	1,297	—	—	—	—
	Loss on discontinued operations (2)	—	189	1,977	3,327	1,853
	Gain on asset dispositions (3)	(17,808)	(3,996)	—	—	(33,379)
	Loss on early retirement of debt (4)	2,847	—	—	—	—
	Lease termination costs (5)	2,250	750	—	—	—
	Franchise termination fees (6)	—	(2,095)	—	—	—
	Termination of loyalty program (7)	—	(1,525)	—	—	—
	Acquisition costs (8)	779	—	—	—	—
	Separation costs (9)	—	356	582	—	—
	Asset impairment (10)	—	—	7,785	9,440	8,417
	Goodwill impairment (11)	—	—	—	—	14,236
Adjusted net loss		$(7,916)	$(4,018)	$(6,703)	$(1,907)	$(16,021)

(1)	Represents noncontrolling interests in consolidated joint ventures. In 2015 we entered into four joint venture transactions.
(2)
Discontinued operations includes the following: a hotel in Eugene, Oregon that ceased operations in 2014; a hotel in Medford, Oregon that was sold in 2013; a commercial mall in Kalispell, Montana that was sold in 2013; a catering contract in Yakima, Washington that was terminated in 2013; a hotel in Sacramento, California that was sold in 2012.

(3)
During 2015, we recorded $16.4 million in gain on the sales of the Bellevue and Wenatchee properties, and a $1.3 million gain on sale of our equity method investment in a 19.9% owned real estate venture. During 2014, we recorded $4.0 million in gain on the sales of the Yakima, Kelso, Kennewick, Canyon Springs and Pocatello properties. In 2011, we recorded a $33.5 million gain on the sale of the Seattle Fifth Avenue Hotel. These amounts are included in the line item "Gain on asset dispositions, net" on the accompanying consolidated statements of comprehensive income (loss).

(4)	In 2015, we recorded $2.8 million in loss on the early retirement of our corporate debt and the debentures associated with our Trust Preferred Securities.
(5)	During 2014, we amended the lease for the Red Lion Hotel Vancouver at the Quay and recorded additional lease termination fees of $2.2 million and $0.8 million in 2015 and 2014, respectively.
(6)
During 2014, we recorded income from a $2.1 million early termination fee related to the Seattle Fifth Avenue Hotel terminating its franchise agreement. This amount is included in the line item "Franchise revenue" on the accompanying consolidated statements of comprehensive income (loss).

(7)
In the first quarter of 2015, we determined a non-cash benefit related to the termination of our loyalty program, which was recognized in 2014, should have been adjusted out of our 2014 non-GAAP results. As a result, we have reflected the adjustment from our 2014 non-GAAP results reported above.

(8)	During 2015, we acquired a hotel that was accounted for as a business combination. We recorded $0.8 million in transaction costs.
(9)
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

(10)
During 2013, we recorded a $7.8 million impairment charge on the Yakima, Canyon Springs, Pocatello, Kelso, and Wenatchee properties. During 2012, we recorded a $9.4 million impairment charge on the Pendleton, Missoula, Denver, and Helena properties. During 2011, we recorded a $8.4 million impairment charge on the Missoula, Denver, Helena, and Vancouver properties.

(11)	During 2011, we recorded a $14.2 million impairment charge on goodwill in the hotel segment.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 8. Financial Statements and Supplementary Data.

Introduction

We are a NYSE-listed hospitality and leisure company (ticker symbol RLH) primarily engaged in the management, franchising and ownership of hotels under our proprietary brands, including Hotel RL, Red Lion Hotel, Red Lion Inns & Suites, GuestHouse and Settle Inn & Suites (collectively the “RLHC Brands”). The RLHC Brands represent upscale, midscale and economy hotels.

A summary of our properties as of December 31, 2015 is provided below:

	Hotels	Total Available Rooms
Company operated hotels
Majority owned and consolidated	14	2,761
Leased	4	867
Managed	2	361
Franchised hotels	104	10,868
Total systemwide	124	14,857

We operate in three reportable segments:

The company operated hotel segment derives revenues primarily from guest room rentals and food and beverage offerings at owned and leased hotels for which we consolidate results. Revenues are also derived from management fees and related charges for hotels with which we contract to perform management services.

The franchised hotels segment is engaged primarily in licensing our brands to franchisees. This segment generates revenue from franchise fees that are typically based on a percentage of room revenue and are charged to hotel owners in exchange for the use of our brand and access to our central services programs. These programs include our reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards.

The entertainment segment is composed of our WestCoast Entertainment and TicketsWest operations.
Our remaining activities, none of which constitutes a reportable segment, have been aggregated into "other".

In January 2015, we transferred 12 of our wholly-owned hotels into RL Venture, a newly created entity that was initially wholly-owned by us. Subsequently, we sold a 45% ownership stake in RL Venture to Shelbourne Falcon RLHC Hotel Investors LLC ("Shelbourne Falcon"), an entity that is led by Shelbourne Capital LLC ("Shelbourne"). We maintain a 55% interest in RL Venture, and the 12 hotels are managed by RL Management, one of our wholly-owned subsidiaries, subject to a management agreement. The equity interest owned by Shelbourne Falcon is reflected as noncontrolling interest in the consolidated financial statements. We recognized $12.4 million as a reduction to RLHC's additional paid in capital related to the sale of noncontrolling interest. Cash distributions are made periodically based on calculated distributable income. RL Venture made cash distributions of $5.9 million, of which we received $3.2 million, during the year ended December 31, 2015.

In April 2015, we transferred our hotel property in Baltimore, Maryland into a newly formed joint venture, RLS Balt Venture, LLC ("RLS Balt Venture"). RL Baltimore, LLC ("RL Baltimore"), which is wholly-owned by RLS Balt Venture, owns the Hotel RL Baltimore Inner Harbor, which is managed by RL Management. We then sold a 21% member interest in RLS Balt Venture to Shelbourne Falcon Charm City Investors LLC ("Shelbourne Falcon II"), an entity led by Shelbourne. RLS Balt Venture is deemed a variable interest entity ("VIE"), and we consolidate this VIE as RLHC is determined to be the primary beneficiary. Shelbourne Falcon II had an option exercisable until December 31, 2015 to purchase an additional 24% member interest for $2.3 million. However, Shelbourne Falcon II elected to purchase only 5.876% based on an aggregate purchase price of $560,000. At December 31, 2015, the equity interest owned by Shelbourne Falcon II continues to be recognized as a noncontrolling interest in the consolidated financial statements, as RLHC is still deemed the primary beneficiary of the entity. With the additional member interest, $0.1 million was recognized as an increase to RLHC's additional paid in capital. RLS Balt Venture made no cash distributions during the year ended December 31, 2015.

In September 2015, we formed a joint venture, RLS Atla Venture, with Shelbourne Falcon Big Peach Investors LLC ("Shelbourne Falcon III"), an entity led by Shelbourne. We own a 55% interest in the joint venture and Shelbourne Falcon III owns a 45% interest. RLH Atlanta LLC ("RLH Atlanta"), which is wholly-owned by RLS Atla Venture, acquired a hotel adjacent to the Atlanta International Airport that is expected to open in the spring of 2016 as the Red Lion Hotel Atlanta International Airport. RLS Atla Venture is considered a variable interest entity, and we consolidate all of its activities, as RLHC is determined to be the primary beneficiary. The equity interest owned by Shelbourne Falcon III is reflected as a noncontrolling interest in the consolidated financial statements. RLS Atla Venture made no cash distributions during the year ended December 31, 2015.

In October 2015, we formed a joint venture, RLS DC Venture, with Shelbourne Falcon DC Investors LLC ("Shelbourne Falcon IV"), an entity led by Shelbourne. Initially, we owned an 86% interest in the joint venture, and Shelbourne Falcon IV owned a 14% interest. On October 29, 2015, RLH DC LLC ("RLH DC"), which is wholly-owned by RLS DC Venture, acquired 100% of The Quincy, an existing hotel business now operated as the Hotel RL Washington DC, in a business combination. The property is managed by RL Management. RLS DC Venture is considered a variable interest entity, and we consolidate all of its activities, as RLHC is determined to be the primary beneficiary. The equity interest owned by Shelbourne Falcon IV is reflected as a noncontrolling interest in the consolidated financial statements. RLS DC Venture made no cash distributions during the year ended December 31, 2015. As part of the organization of RLS DC Venture, Shelbourne Falcon IV had an option to purchase from us up to an additional 31% of the member interests. On February 3, 2016, Shelbourne Falcon IV elected to purchase from us an additional 15% of the member interests based on an aggregate purchase price of $1.5 million. Following this purchase, we continue to consolidate RLS DC Venture, and Shelbourne Falcon IV, with a 29% member interest, is still considered a noncontrolling interest in the consolidated financial statements. With the sale of the additional member interest, $0.2 million was recognized as an increase to RLHC's additional paid in capital in February 2016. As of February 29, 2016, Shelbourne Falcon IV still has the option to purchase from us an additional 16% of the member interests of RLS DC Venture.
In January 2015, in connection with the RL Venture transaction, we repaid the outstanding balance of our Wells Fargo term loan. We recognized a $1.2 million "Loss on early retirement of debt" on the Consolidated Statements of Comprehensive Income (Loss) related to termination fees and write-off of the previously recorded prepaid debt fees and unamortized debt discount balances.

In December 2015, Red Lion Hotels Capital Trust (the "Trust") redeemed $29.9 million of its issued and outstanding 9.5% Trust Preferred Securities and all $0.9 million of its issued and outstanding 9.5% Trust Common Securities for a total redemption price of $30.8 million. The redemptions occurred concurrently with our redemption of all $30.8 million of our 9.5% Junior Subordinated Debentures due 2044, all of which were held by the Trust. We recognized a $1.7 million "Loss on early retirement of debt" on the Consolidated Statements of Comprehensive Income (Loss) on the redemptions, primarily as the result of the write off unamortized prepaid debt costs.

Results of Operations

A summary of our consolidated statements of comprehensive income (loss) is provided below (in thousands):

	Year ended December 31,
	2015	2014	2013
Total revenue	$142,920	$145,426	$137,307
Total operating expenses	129,040	138,667	148,152
Operating income (loss)	13,880	6,759	(10,845)
Other income (expense):
Interest expense	(6,979)	(4,575)	(5,516)
Loss on early retirement of debt	(2,847)	—	—
Other income, net	47	339	474
Other expense	(9,779)	(4,236)	(5,042)
Income (loss) before taxes	4,101	2,523	(15,887)
Income tax expense (benefit)	85	31	(817)
Net income (loss) from continuing operations	4,016	2,492	(15,070)
Net loss from discontinued operations	—	(189)	(1,977)
Net income (loss)	4,016	2,303	(17,047)
Less net income attributable to noncontrolling interest	(1,297)	—	—
Net income (loss) attributable to Red Lion Hotels Corporation	2,719	2,303	(17,047)
Comprehensive income (loss)
Unrealized loss on cash flow hedges, net of tax	—	(44)	(159)
Comprehensive income (loss)	$2,719	$2,259	$(17,206)

Non-GAAP data: (1)
EBITDA	$23,098	$19,671	$1,612
Adjusted EBITDA	$12,463	$13,350	$11,956
Adjusted net income (loss)	$(7,916)	$(4,018)	$(6,703)
_________
(1) See Item 6. Selected Financial Data for a reconciliation of non-GAAP measures to net income (loss) for the periods presented

For the year ended December 31, 2015, we reported net income attributable to Red Lion Hotels Corporation of $2.7 million or $0.14 per basic share. Net income includes $16.4 million in gains on the sales of the Bellevue and Wenatchee properties. Net income also includes $1.2 million in loss on early termination of the Wells Fargo credit facility and $1.7 million in loss on the redemption of the debentures held by the Trust. In addition, net income includes $2.3 million in amortized lease termination fees related to the amended lease for the Red Lion Hotel Vancouver at the Quay.

For the year ended December 31, 2014, we reported net income attributable to Red Lion Hotels Corporation of $2.3 million or $0.12 per share. Net income includes $4.0 million in gains on the sales of the Yakima, Kelso, Kennewick, Canyon Springs and Pocatello properties. Net income also includes a $2.1 million early termination fee received related to the Seattle Fifth Avenue Hotel terminating its franchise agreement. In addition, net income includes $0.8 million in amortized lease termination fees related to the amended lease for the Red Lion Hotel Vancouver at the Quay and $0.4 million in separation costs associated with the separation of the former Executive Vice President and Chief Financial Officer.

For the year ended December 31, 2013, we reported net loss attributable to Red Lion Hotels Corporation of $17.0 million or $0.87 per share. The net loss includes an impairment charge of $7.8 million on the Yakima, Canyon Springs, Pocatello, Kelso and Wenatchee properties. In addition, the net loss is impacted by a $5.9 million valuation allowance recorded during the year related to our deferred tax assets. The net loss also includes $0.6 million of separation costs associated with the retirement of our former President and Chief Executive Officer and the separation of our former Executive Vice President and Chief Operating Officer.

The above special items are excluded from operating results in Adjusted EBITDA. For the year ended December 31, 2015, Adjusted EBITDA was $12.5 million, compared to $13.4 million for the year ended December 31, 2014 and $12.0 million for the year ended December 31, 2013.

Revenue from Continuing Operations

Our revenues from continuing operations were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Company operated hotels	$119,773	$118,616	$120,391
Franchised hotels	12,039	9,618	7,136
Entertainment	11,057	17,115	9,439
Other	51	77	341
Total revenue	$142,920	$145,426	$137,307

Total revenue for 2015 decreased by $2.5 million or 1.7%, compared with 2014. The decrease was driven by $15.5 million in revenue recorded in 2014, for hotel properties that we sold in 2014 and in early 2015, that did not recur in 2015, as well as $6.1 million in lower revenue from our entertainment segment. These decreases were partially offset by $9.7 million in higher revenue from 10.4% RevPAR growth in comparable hotels, $3.4 million in revenue from new hotel growth, and $2.4 million higher revenue from our franchise segment.

During 2014, total revenue increased $8.1 million, or 5.9%, from 2013, driven primarily by $7.7 million increase in our entertainment segment and $2.5 million in our franchise segment, partially offset by $1.8 million in lower revenues in our company operated hotel segment.

Comparable Hotel Revenue (Non-GAAP Data)

Our comparable hotel revenues were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Company operated hotel revenue from continuing operations	$119,773	$118,616	$120,391
less: revenue from sold and closed hotels	(5,707)	(21,244)	(28,565)
less: revenue from hotels without comparable results	(7,027)	—	—
Comparable company operated hotel revenue	$107,039	$97,372	$91,826

Company operated hotel operating expenses from continuing operations	95,643	94,241	97,831
less: operating expenses from sold and closed hotels	(4,639)	(16,738)	(22,691)
less: operating expenses from hotels without comparable results	(9,030)	—	—
Comparable company operated hotel operating expenses	$81,974	$77,503	$75,140

Company operated hotel direct operating margin from continuing operations	$24,130	$24,375	$22,560
less: operating margin from sold and closed hotels	$(1,068)	$(4,506)	$(5,874)
less: operating margin from hotels without comparable results	$2,003	$—	$—
Comparable company operated hotel direct margin	$25,065	$19,869	$16,686
Comparable company operated hotel direct margin %	23.4%	20.4%	18.2%

Comparable hotels are defined as properties that were operated by our company for at least one full calendar year as of the end of the current period excluding hotels for which comparable results were not available. Comparable results exclude nine hotels that were sold or closed, one hotel that was converted from owned to managed, one hotel that was converted from franchised to managed, and one hotel which began operations in August 2015 and a second hotel in November 2015.

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

2015 Compared to 2014

During 2015, revenue from the company operated hotel segment increased $1.2 million or 1.0% from 2014. The increase was driven by $9.7 million in higher revenue from 10.4% RevPAR growth in comparable hotels and $2.4 million in revenue from new hotel growth, partially offset by $15.5 million in revenue recorded in 2014, for hotel properties that we sold at the end of 2014 or in January 2015, that did not recur in 2015. On a comparable basis, excluding the results of the sold and closed properties and the hotels for which comparable results were not available, revenue from the company operated hotel segment increased $9.7 million or 9.9% in 2015 compared to 2014. This comparable increase was primarily driven by a 5.1% increase in ADR, as the result of higher rates in the transient segment. Occupancy increased 340 basis points compared to 2014, primarily driven by increases in group and transient room nights.

Revenue from our franchised hotels segment increased $2.4 million to $12.0 million in 2015 compared to 2014. This was primarily due to an increase in the number of franchised properties from 36 at the end of 2014 to 104 franchised properties at the end of 2015. In addition, the comparable RevPar for franchised midscale hotels increased 14.1% in 2015 from 2014.

Revenue in the entertainment segment decreased $6.1 million to $11.1 million in 2015. This was primarily due to a successful 2014 run of high demand Broadway style productions, as well as a significant reduction in the number of show nights in 2015 versus the prior year.

2014 Compared to 2013

During 2014, revenue from the company operated hotel segment decreased $1.8 million or 1.5% from 2013. The primary reason for the decline is the reduction of hotel count as a result of the sale of properties in 2014. On a comparable basis, excluding the results of the sold and closed properties and the hotels for which comparable results were not available, revenue from the company operated hotel segment increased $5.5 million or 6.0% in 2014 compared to 2013. This comparable increase was primarily driven by a 3.3% increase in ADR, as the result of higher rates in the transient segment. Occupancy increased 230 basis points compared to 2013, primarily driven by increases in group and transient room nights.

Revenue from our franchise segment increased $2.5 million to $9.6 million in 2014 compared to 2013. This was primarily due to the early termination fee for the Seattle Fifth Avenue franchise location of $2.1 million.

Revenue in the entertainment segment increased $7.7 million to $17.1 million in 2014 compared to 2013. This was primarily due to there being three times the number of Broadway show dates in 2014 as compared to 2013.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, depreciation and amortization, hotel facility and land lease expense, gain or loss on asset dispositions and general and administrative expenses.

Operating Expenses from Continuing Operations

Our operating expenses from continuing operations were as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Company operated hotels	$95,643	$94,241	$97,831
Franchised hotels	11,233	7,004	6,555
Entertainment	10,118	14,785	9,189
Other	35	318	535
Depreciation and amortization	13,315	12,762	13,960
Hotel facility and land lease	6,569	5,210	4,464
Asset impairment	—	—	7,785
Gain on asset dispositions, net	(17,692)	(4,006)	(112)
General and administrative expenses	9,819	8,353	7,945
Total operating expenses	$129,040	$138,667	$148,152

Comparable Hotel Expense (Non-GAAP Data)

Our comparable hotel expenses were as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Company operated hotel operating expenses from continuing operations	$95,643	$94,241	$97,831
less: operating expenses from sold and closed hotels	(4,639)	(16,738)	(22,691)
less: operating expenses from hotels without comparable results	(9,030)	—	—
Comparable company operated hotel operating expenses	$81,974	$77,503	$75,140

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

2015 Compared to 2014

Direct company operated hotel expenses were $95.6 million in 2015 compared to $94.2 million in 2014. The primary reason for the increase is higher general and administrative expenses as we invest in infrastructure to build the company operated hotel business, partially offset by lower direct costs driven by lower revenues. On a comparable basis, direct company operated hotel expenses were $82.0 million in 2015 compared to $77.5 million in 2014. The increase was driven primarily by increased occupancy related costs and a prior year $1.3 million non-cash benefit in our loyalty program.

Direct expenses for the franchise segment in 2015 increased by $4.2 million compared to 2014, primarily driven by a higher number of franchises in the system as well as initial investment costs of the enhanced franchise development team.

Direct expenses for the entertainment segment in 2015 decreased $4.7 million as compared to 2014, primarily due to a successful 2014 run of high demand Broadway stage productions in addition to a significant reduction during 2015 in the number of show nights versus the prior year.

Depreciation and amortization expenses increased $0.6 million in 2015 compared to 2014, primarily driven by the addition of new capital expenditures and hotel properties, partially offset by the sale of properties in late 2014 and early 2015.

Hotel facility and land lease costs increased $1.4 million to $6.6 million in 2015 compared to 2014, primarily due to amortized lease termination fees for the Red Lion Hotel Vancouver at the Quay.

During 2015, we recorded $16.4 million in gain on the sales of the Bellevue and Wenatchee properties; we also recorded a $1.3 million gain on sale of RLHC's portion of the RLH building, our corporate headquarters. During 2014, we recorded $4.0 million in gain on the sales of the Yakima, Kennewick, Kelso and Canyon Springs properties.

General and administrative expenses increased by $1.5 million in 2015 compared to 2014, primarily due to additional stock compensation and an accrual for bonuses based on performance.

2014 Compared to 2013

Direct hotel expenses as reported were $94.2 million in 2014 compared to $97.8 million in 2013. The primary reason for the decline is the sale of properties in 2014. On a comparable basis, direct hotel expenses were $77.5 million in 2014 compared to $75.1 million in 2013. The increase was driven primarily by increased payroll and occupancy related costs, partially offset by lower costs due to changes in our loyalty program.

Direct expenses for the franchise segment in 2014 increased by $0.4 million compared to 2013, primarily due to increased franchise development costs.

Direct expenses for the entertainment segment in 2014 increased $5.6 million as compared to 2013, primarily due to the increased volume of shows.

Depreciation and amortization expenses decreased $1.2 million in 2014 compared to 2013, primarily due to the sale of properties in 2014.

Hotel facility and land lease costs increased $0.7 million in 2014 compared to 2013, primarily due to amortized lease termination fees for the Red Lion Hotel Vancouver at the Quay.

During 2013, we recorded a $7.8 million impairment charge on the Yakima, Canyon Springs, Pocatello, Kelso, and Wenatchee properties. We had no such impairments in 2014.

During 2014, we recorded $4.0 million in gain on the sales of the Yakima, Kelso, Kennewick and Canyon Spring and Pocatello properties. We had no such gains in 2013.

General and administrative expenses increased by $0.4 million in 2014 compared to 2013, primarily due to the accrual of a corporate bonus in 2014. There was no such accrual in 2013.

Interest Expense

Interest expense increased $2.4 million in 2015 compared with 2014. The increase is primarily due to a higher principal amount of debt outstanding during the year. Interest expense decreased $0.9 million in 2014 compared with 2013. The decrease is primarily due to a decline in the principal amount of debt outstanding in 2014. The average outstanding debt balance for 2015, 2014 and 2013 was $76.1 million, $67.8 million and $77.2 million, respectively.

Loss on Early Retirement of Debt

In 2015, we recorded a loss of $2.8 million for the early retirement of debt when we repaid the outstanding balance of our Wells Fargo term loan and redeemed of all of our 9.5% Junior Subordinated Debentures due 2044. The overall loss was driven primarily by the write off of unamortized prepaid debt costs.

Income Taxes

We reported an income tax expense of $85,000 and $31,000 and tax benefit of $0.8 million in 2015, 2014 and 2013, respectively. The income tax provision varies from the statutory rate primarily due to a full valuation allowance against our deferred tax assets.

Discontinued Operations

During 2014, we ceased the operation of the Red Lion Hotel Eugene in Eugene, Oregon when we assigned our lease to a third party. During 2013, we terminated a catering contract in Yakima, Washington. Accordingly, all operations under this contract have been classified as discontinued operations for all periods presented. Also during 2013, we closed on the sales of the Kalispell Center Mall property in Kalispell, Montana, the Red Lion Hotel Medford in Medford, Oregon and the Red Lion Hotel Sacramento at Arden Village. We no longer have continuing involvement in these properties; therefore the operations of these properties have been classified as discontinued operations for all periods presented.

Liquidity and Capital Resources

Our principal source of liquidity is cash flows from operations. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $37.4 million and $22.4 million at December 31, 2015 and 2014. We believe that we have sufficient liquidity to fund our operations at least through February 2017.

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

We are committed to keeping our properties well maintained and attractive to our customers in order to maintain our competitiveness within the industry and keep our hotels properly positioned in their markets. This requires ongoing access to capital for replacement of outdated furnishings as well as for facility repair, modernization and renovation. For most of the past seven to eight years, our levels of capital expenditures for these purposes have been lower than preceding periods due to the general economic conditions impacting our industry. As a result, we have included property improvement expenditures in the borrowing arrangements for our RL Venture Holding LLC properties, as well as the Baltimore, Atlanta, and Washington, DC locations.
In January 2015, RL Venture Holding LLC, a wholly-owned subsidiary of RL Venture, and each of its 12 wholly-owned subsidiaries entered into a loan agreement with Pacific Western Bank. The original principal amount of the loan was $53.8 million with an additional $26.2 million to be drawn over a two-year period to cover improvements related to the 12 hotels owned by the subsidiaries. The loan matures in January 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.75%. Fixed monthly principal payments begin in January 2017 in an amount that would repay the outstanding principal balance over a twenty-five year amortization period. The loan requires us to comply with customary reporting and operating covenants applicable to RL Venture, including requirements relating to debt service loan coverage ratios. It also includes customary events of default. We were in compliance with these covenants at December 31, 2015. In connection with the RL Venture transaction, we repaid the outstanding balance of our Wells Fargo term loan. We recognized $1.2 million as "Loss on early retirement of debt" in the Consolidated Statements of Comprehensive Income (Loss) related to termination fees and write-off of the previously recorded prepaid debt fees and unamortized debt discount balances. Our joint venture partner owns 45% of RL Venture at December 31, 2015.
In January 2015, in connection with the sale of the Bellevue property, we terminated the $10 million revolving credit facility associated with the Wells Fargo term loan. There was no outstanding balance on the credit facility at the termination.

In April 2015, RL Baltimore, a wholly-owned subsidiary of RLS Balt Venture LLC, obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by the Hotel RL Baltimore Inner Harbor. The initial principal amount of the loan was $10.1 million, and the lender has agreed to advance an additional $3.2 million to cover expenses related to improvements to the hotel. The loan matures in May 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.25%. No principal payments are required during the initial term of the loan. Principal payments of $16,000 per month are required beginning in May 2018 if the extension option is exercised. The loan agreement contains customary reporting and operating covenants applicable to the joint venture, including requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. We were in compliance with these covenants at December 31, 2015. Our joint venture partner owns 27% of RLS Balt Venture at December 31, 2015.

In September 2015, RLH Atlanta obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, which was used to acquire, and is secured by, a hotel adjacent to the Atlanta International Airport which is expected to open in the first quarter of 2016 as the Red Lion Hotel Atlanta International Airport. The initial principal amount of the loan was $6.0 million, and the lender has agreed to advance an additional $3.4 million to cover expenses related to improvements to the hotel. The loan matures in September 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.35%. No principal payments are required during the initial term of the loan. The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. RLHC agreed to customary reporting and operating covenants. We were in compliance with these covenants at December 31, 2015. Our joint venture partner owns 45% of RLS Atla Venture at December 31, 2015.

In October 2015, RLH DC obtained a new mortgage loan from Pacific Western Bank, which was used, along with cash on hand, to acquire, and is secured by, the Hotel RL Washington, D.C. The initial principal amount of the loan was $15.2 million and the lender has agreed to advance an additional $2.3 million to cover expenses related to improvements to the hotel. The loan has a two-year term with a one-year extension option, and interest under the advanced portions of the loan will be calculated at LIBOR plus 4.55%. Interest only payments are due monthly commencing November 2015. Monthly principal payments of $58,333 are required beginning in October 2018. The loan agreement contains customary reporting and operating covenants applicable to the joint venture, including requirements for lender approval of annual operating and capital budgets, under certain conditions. We were in compliance with these covenants at December 31, 2015. Our joint venture partner owns 29% of RLS DC Venture as of February 2016.

In December 2015, Red Lion Hotels Capital Trust (the "Trust") redeemed $29.9 million of its issued and outstanding 9.5% Trust Preferred Securities and all $0.9 million of its issued and outstanding 9.5% Trust Common Securities for a total redemption price of $30.8 million. The redemptions occurred concurrently with our redemption of all $30.8 million of our 9.5% Junior Subordinated Debentures due 2044, all of which were held by the Trust.

At December 31, 2015 total outstanding debt was $87.6 million, net of discount. Our average pre-tax interest rate on debt was 5.3% at December 31, 2015, all of which is at a variable rate. Refer to Note 9 in Item 8. Financial Information and Supplementary Data for further information on the specific terms of our debt.

Operating Activities

Net cash provided by operating activities totaled $9.7 million in 2015 compared to $10.7 million during 2014 and $7.1 million during 2013. The primary drivers of the 2015 decrease of $1.0 million from 2014 were $6.7 million in lower net income (after adjustments for non-cash income/expense items) and $4.2 million for the establishment of reserved cash balances in the RL Venture, RL Baltimore, RLH Atlanta and RLH DC loans, partially offset by a $9.9 million increase in working capital. The primary drivers of the 2014 increase from 2013 are improvements in operating income, the release of previously restricted cash and favorable timing of payroll accruals.

Investing Activities

Net cash used in investing activities totaled $36.8 million during 2015 compared to net cash used in investing activities of $5.6 million during 2014 and net cash provided by investing activities of $6.4 million in 2013. The primary drivers of the increase in cash used in 2015 was $29.6 million in increased capital expenditures, purchases of hotel properties, a business combination, and purchase of the franchise assets which more than offset the $21.4 million in proceeds from the sales of properties. Additionally, 2015 included net purchases of short-term investments of $18.1 million and increases in restricted cash reserves of $6.7 million. For 2014, there was $11.7 million in higher capital expenditures as the primary driver for the change from 2013.

Financing Activities

Net cash flows provided by financing activities was $45.8 million during 2015, compared to cash used of $13.1 million in 2014 and $6.9 million in 2013. The primary drivers of the increase in 2015 compared to 2014 were the cash proceeds of $90.8 million on the new debt of RL Venture, RLS Balt Venture, RLS Atla and RLS DC offset by repayment of $61.4 million for the Wells Fargo debt and the debentures of Red Lion Hotels Capital Trust in 2015. Additionally, $23.5 million was provided in 2015 for sales of interests in the four joint venture projects. The $6.1 million increase in cash used in 2014, when compared to 2013, was due to higher net repayments of borrowings in 2014.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and estimated interest on debt, as of December 31, 2015 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt (1)	$105,421	$4,803	$30,957	$69,661	$—
Operating and capital leases	89,099	5,359	9,863	7,953	65,924
Service agreements	275	275	—	—	—
Total contractual obligations (2)	$194,795	$10,437	$40,820	$77,614	$65,924
__________

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)
With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.

We have leasehold interests at five hotel properties as well as our corporate headquarters located in Spokane, Washington and our design center located in Denver, Colorado. These leases require us to pay fixed monthly rent and have expiration dates of 2016 and beyond which are reflected in the table above. The table below summarizes the terms of the leases, including our optional exercise periods, at December 31, 2015:

Property	Expiration date of lease	Extension periods
Red Lion River Inn	October 2018	Three renewal terms of five years each
Red Lion Hotel Seattle Airport (1)	December 2024	One renewal term of five years
Red Lion Anaheim	April 2021	17 renewal terms of five years each
Red Lion Hotel Kalispell	April 2028	Three renewal terms of five years each
Corporate headquarters	September 2017	None
Denver Design Center	February 2020	One renewal term of five years
Hotel RL Washington DC (1)	December 2080	None
(1) Ground lease only

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Matters

Franchise Update

At December 31, 2015, our network of hotels included 104 hotels under franchise agreements, representing a total of 10,868 rooms.

Asset Sale Update

At December 31, 2015, there were no properties listed for sale.

Seasonality

Our business is subject to seasonal fluctuations, with more revenues and profits realized from May through October than during the rest of the year. During 2015, revenues during the second and third quarters approximated 25.6% and 30.6%, respectively, of total revenues for the year, compared to revenues of 20.8% and 23.0% of total revenues during the first and fourth quarters respectively.

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

Variable Interest Entities

We analyze the investments we make in joint venture entities based on the accounting guidance for variable interest entities or "VIEs”. These joint ventures are evaluated to determine whether (1) sufficient equity at risk exists for the legal entity to finance its activities without additional subordinated financial support or, (2) as a group, the holders of the equity investment at risk lack one of the following characteristics (a) the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance or, (b) the obligation to absorb the expected losses of the legal entity or (c) the right to receive expected residual returns of the legal entity, or (3) the voting rights of some equity investors are not proportional to their obligations to absorb the losses or the right to receive benefits and substantially all of the activities either involve or are conducted on behalf of an investor with disproportionately few voting rights. If any one of the above three conditions are met then the joint venture entities are considered to be VIEs.

We consolidate the results of any such VIE in which we determine that we have a controlling financial interest. We would have a “controlling financial interest” (i.e., be deemed the primary beneficiary) in such an entity if we had both the power to direct the activities that most significantly affect the VIE’s economic performance and the obligation to absorb the losses of, or right to receive the benefits from, the VIE that could be potentially significant to the VIE.

Business Combinations

When acquiring other businesses or participating in mergers or joint ventures in which we are deemed to be the acquirer, we generally recognize identifiable assets acquired, liabilities assumed and any noncontrolling interests at their acquisition date fair values, and separately from any goodwill that may be required to be recognized.  Goodwill, when recognizable, would be measured as the excess amount of any consideration transferred, which is generally measured at fair value, over the acquisition date fair values of the identifiable assets acquired and liabilities assumed.

Accounting for such transactions requires us to make significant assumptions and estimates.  These include, among others, any estimates or assumptions that may be made for the amounts of future cash flows that will result from any identified intangible assets, the useful lives of such intangible assets, the amount of any contingent liabilities to record at the time of the acquisition and the fair values of any tangible assets acquired and liabilities assumed.  Although we believe any estimates and assumptions we make to be reasonable and appropriate at the time they are made, unanticipated events and circumstances may arise that affect their accuracy, causing actual results to differ from those estimated by us.

Revenue Recognition and Receivables

Revenue is generally recognized as services are provided. When payments from customers are received before services have been performed, the amount received is recorded as deferred revenue until the service has been completed. We recognize revenue from the following sources:

•
Company-Operated Hotels - Room rental and food and beverage sales from majority owned and leased hotels and management fees from hotels under management contract. Revenues are recognized when services have been performed, generally at the time of the hotel stay or guests visit to the restaurant and at the time the management services are provided. We recognize other revenue and costs from managed properties when we incur the related reimbursable costs. These costs primarily consist of payroll and related expenses at managed properties where we are the employer. As these costs have no added markup, the revenue and related expense have no impact on either our operating or net income.

•
Franchised Hotels - Fees received in connection with the franchise and marketing of our brand names. Franchise revenues are recognized as earned in accordance with the contractual terms of the franchise agreements.

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

New and Recent Accounting Pronouncements

Please refer to Note 2: Summary of Significant Accounting Policies within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information on new and recent U.S. GAAP accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from outstanding debt. As of December 31, 2015, our outstanding debt, including current maturities and excluding unamortized origination fees, was $90.8 million.

At December 31, 2015, all of our outstanding debt was subject to interest rate caps which effectively cap the associated LIBOR reference rates. We do not enter into derivative transactions for trading purposes, but rather to hedge our exposure to interest rate fluctuations. We manage the floating rate debt using interest rate caps in order to reduce our exposure to the impact of changing interest rates and future cash outflows for interest. See Note 10 of Notes to Consolidated Financial Statements for additional information.

We do not foresee any changes of significance in our exposure to fluctuations in interest rates, although we will continue to manage our exposure to this risk by monitoring available financing alternatives.

The below table summarizes our debt obligations at December 31, 2015 on our consolidated balance sheet (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Debt	$—	$1,162	$20,791	$68,819	$—	$—	$90,772	$94,029
Average interest rate							5.3%

Item 8.	Financial Statements and Supplementary Data
See Item 15 of this annual report for certain information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this Item 8.
The following table sets forth supplementary financial data (in thousands except per share amounts) for each quarter for the years ended December 31, 2015 and 2014, derived from our unaudited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements.

	Year ended December 31, 2015 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Company operated hotels	23,772	30,348	36,973	25,094	116,187
Other revenues from managed properties	163	964	1,147	1,312	3,586
Franchised hotels	2,093	3,229	3,801	2,916	12,039
Entertainment	3,677	2,060	1,799	3,521	11,057
Other	10	12	16	13	51
Total revenues	$29,715	$36,613	$43,736	$32,856	$142,920

Operating income (loss) from continuing operations	$12,634	$692	$4,420	$(3,866)	$13,880

Gain on asset disposition	(16,415)	(88)	(88)	(1,101)	(17,692)
Income tax expense (benefit)	112	(25)	(49)	47	85
Income (loss) from continuing operations	10,133	(986)	2,555	(7,686)	4,016
Net (income) loss attributable to noncontrolling interest	30	(936)	(1,747)	1,356	(1,297)
Net income (loss) attributable to Red Lion Hotels Corporation	$10,163	$(1,922)	$808	$(6,330)	$2,719

Earnings (loss) per share - basic	$0.51	$(0.10)	$0.04	$(0.32)	$0.14
Earnings (loss) per share - diluted	$0.51	$(0.10)	$0.04	$(0.32)	$0.13

	Year ended December 31, 2014 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Hotel revenue	25,925	31,399	36,758	24,534	118,616
Franchise revenue	1,525	4,453	2,066	1,574	9,618
Entertainment revenue	5,105	5,538	3,306	3,166	17,115
Other revenue	33	18	14	12	77
Total revenues	$32,588	$41,408	$42,144	$29,286	$145,426

Operating income (loss) from continuing operations	$(2,175)	$6,253	$6,096	$(3,415)	$6,759

Gain on asset disposition	(75)	(3,403)	40	(568)	(4,006)
Income tax expense	31	—	—	—	31
Income (loss) from continuing operations	(3,330)	5,139	5,101	(4,418)	2,492
Loss from discontinued operations	(188)	(1)	—	—	(189)
Net income (loss) attributable to Red Lion Hotels Corporation	$(3,518)	$5,138	$5,101	$(4,418)	$2,303

Earnings (loss) per share - basic and diluted	$(0.18)	$0.26	$0.26	$(0.22)	$0.12

Financial Statements
The 2015 Consolidated Financial Statements of Red Lion Hotels Corporation are
presented on pages 43 to 75 of this annual report.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Red Lion Hotels Corporation
Spokane, Washington
We have audited the accompanying consolidated balance sheets of Red Lion Hotels Corporation (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Lion Hotels Corporation at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of presentation of debt issuance costs in 2015 due to the adoption of Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs. This change was applied retrospectively to all periods presented. Also, the Company changed the classification of deferred taxes in the balance sheet in 2015, due to the adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This change was adopted prospectively.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Red Lion Hotels Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Spokane, WA
February 29, 2016

RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014

	2015	2014
	($ in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents ($7,226 attributable to VIE's 1)	$23,898	$5,126
Restricted cash ($10,978 attributable to VIE's 1)	11,304	225
Short-term investments	18,085	—
Accounts receivable, net ($2,383 attributable to VIE's 1)	8,164	6,752
Notes receivable, net	929	2,944
Inventories ($497 attributable to VIE's 1)	721	1,013
Prepaid expenses and other ($1,081 attributable to VIE's 1)	2,149	3,671
Assets held for sale	—	21,173
Total current assets	65,250	40,904
Property and equipment, net ($163,746 attributable to VIE's 1)	195,390	160,410
Goodwill	8,512	8,512
Intangible assets	15,301	7,012
Notes receivable, long term	1,676	2,340
Other assets, net ($103 attributable to VIE's 1)	1,089	2,132
Total assets	$287,218	$221,310
LIABILITIES
Current liabilities:
Accounts payable ($7,178 attributable to VIE's 1)	$9,263	$2,952
Accrued payroll and related benefits ($1,763 attributable to VIE's 1)	6,163	4,567
Other accrued entertainment liabilities	9,211	5,625
Other accrued liabilities ($1,588 attributable to VIE's 1)	3,225	2,547
Deferred income taxes	—	2,778
Total current liabilities	27,862	18,469
Long-term debt, due after one year, net of debt issuance costs ($87,557 attributable to VIE's 1)	87,557	58,981
Deferred income	1,326	2,988
Deferred income taxes	2,872	35
Total liabilities	119,617	80,473

Commitments and contingencies
STOCKHOLDERS' EQUITY
Red Lion Hotels Corporation stockholders' equity:
Preferred stock- 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock- 50,000,000 shares authorized; $0.01 par value; 20,051,145 and 19,846,508 shares issued and outstanding	201	198
Additional paid-in capital, common stock	143,901	153,671
Accumulated other comprehensive loss	—	(203)
Retained earnings (accumulated deficit)	(10,110)	(12,829)
Total Red Lion Hotels Corporation stockholders' equity	133,992	140,837
Noncontrolling interest	33,609	—
Total stockholders' equity	167,601	140,837
Total liabilities and stockholders' equity	$287,218	$221,310
[1] Variable Interest Entities (VIE's) consolidated effective 2015 (see Note 4)
The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2015, 2014, and 2013

	2015	2014	2013
	(In thousands, except per share data)
Revenue:
Company operated hotels	$116,187	$118,616	$120,391
Other revenues from managed properties	3,586	—	—
Franchised hotels	12,039	9,618	7,136
Entertainment	11,057	17,115	9,439
Other	51	77	341
Total revenues	142,920	145,426	137,307
Operating expenses:
Company operated hotels	92,057	94,241	97,831
Other costs from managed properties	3,586	—	—
Franchised hotels	11,233	7,004	6,555
Entertainment	10,118	14,785	9,189
Other	35	318	535
Depreciation and amortization	13,315	12,762	13,960
Hotel facility and land lease	6,569	5,210	4,464
Asset impairment	—	—	7,785
(Gain) loss on asset dispositions, net	(17,692)	(4,006)	(112)
General and administrative expenses	9,819	8,353	7,945
Total operating expenses	129,040	138,667	148,152
Operating income (loss)	13,880	6,759	(10,845)
Other income (expense):
Interest expense	(6,979)	(4,575)	(5,516)
Loss on early retirement of debt	(2,847)	—	—
Other income, net	47	339	474
Other expense	(9,779)	(4,236)	(5,042)
Income (loss) from continuing operations before taxes	4,101	2,523	(15,887)
Income tax (benefit) expense	85	31	(817)
Net income (loss) from continuing operations	4,016	2,492	(15,070)
Discontinued operations:
Loss from discontinued business units, net of income tax (benefit) expense of $0, $0 and $66, respectively	—	(187)	(1,204)
Loss on disposal of the assets of the discontinued business units, net of income tax (benefit) expense of $0	—	(2)	(773)
Net loss from discontinued operations	—	(189)	(1,977)
Net income (loss)	4,016	2,303	(17,047)
Net income attributable to noncontrolling interest	(1,297)	—	—
Net income (loss) attributable to Red Lion Hotels Corporation	2,719	2,303	(17,047)
Comprehensive income (loss)
Unrealized losses on cash flow hedge, net of tax	—	(44)	(159)
Comprehensive income (loss)	$2,719	$2,259	$(17,206)
Earnings per share - basic
Income (loss) from continuing operations attributable to Red Lion Hotels Corporation	$0.14	$0.13	$(0.77)
Loss from discontinued operations	—	$(0.01)	(0.10)
Net income (loss) attributable to Red Lion Hotels Corporation	$0.14	$0.12	$(0.87)
Earnings per share - diluted
Income (loss) from continuing operations attributable to Red Lion Hotels Corporation	$0.13	$0.13	$(0.77)
Loss from discontinued operations	—	(0.01)	(0.10)
Net income (loss) attributable to Red Lion Hotels Corporation	$0.13	$0.12	$(0.87)
Weighted average shares - basic	19,983	19,785	19,575
Weighted average shares - diluted	20,200	19,891	19,575
The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2015, 2014, and 2013

	Red Lion Hotels Corporation Stockholders' Equity
						Equity Attributable to Noncontrolling Interest
	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Additional Paid-in Capital				Total Equity
	(In thousands, except share data)
Balances, December 31, 2012	19,451,849	$195	$150,798	$1,915	$—	$—	$152,908
Net loss	—	—	—	(17,047)	—	—	(17,047)
Stock issued under employee stock purchase plan	13,765	—	82	—	—	—	82
Stock issued under option plan	2,000	—	11	—	—	—	11
Restricted stock awards released net of canceled shares	132,720	—	(303)	—	—	—	(303)
Issuance of stock based compensation awards	86,898	—	554	—	—	—	554
Stock based compensation expense	—	2	1,263	—	—	—	1,265
Excess shortfall from stock-based compensation	—	—	(102)	—	—	—	(102)
Loss on valuation of swap contract, net of tax	—	—	—	—	(159)	—	(159)
Balances, December 31, 2013	19,687,232	197	152,303	(15,132)	(159)	—	137,209
Net income	—	—	—	2,303	—	—	2,303
Stock issued under employee stock purchase plan	14,427	—	69	—	—	—	69
Restricted stock awards released net of canceled shares	56,486		(155)	—	—	—	(155)
Issuance of stock based compensation awards	88,363	—	507	—	—	—	507
Stock based compensation expense	—	1	947	—	—	—	948
Loss on valuation of swap contract, net of tax	—	—	—	—	(72)	—	(72)
Amortization of accumulated loss of swap contract	—	—	—	—	28	—	28
Balances, December 31, 2014	19,846,508	198	153,671	(12,829)	(203)	—	140,837
Net income	—	—		2,719	—	1,297	4,016
Stock issued under employee stock purchase plan	22,037	—	111	—	—	—	111
Stock issued under option plan	3,500	—	26	—	—	—	26
Restricted stock awards released net of canceled shares	118,601	—	(347)	—	—	—	(347)
Issuance of stock based compensation awards	60,499	—	437	—	—	—	437
Stock based compensation expense	—	3	1,492	—	—	—	1,495
Contribution of joint venture interests	—	—	(12,296)	—	—	34,950	22,654
Issuance of warrants	—	—	807	—	—	—	807
Distributions to noncontrolling interests	—	—	—	—	—	(2,638)	(2,638)
Early retirement of interest rate swap	—	—	—	—	203		203
Balances, December 31, 2015	20,051,145	$201	$143,901	$(10,110)	$—	$33,609	$167,601
The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015, 2014, and 2013

	2015	2014	2013
	(In thousands)
Operating activities:
Net income (loss)	$4,016	$2,303	$(17,047)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,315	12,762	14,147
Amortization of debt issuance costs	935	124	100
(Gain) loss on disposition of property, equipment and other assets, net	(17,692)	(4,006)	660
Loss on early retirement of debt	2,763	—	—
Asset impairment	—	—	8,858
Deferred income taxes	59	6	(764)
Equity in investments	55	36	53
Stock based compensation expense	1,932	1,455	1,819
Provision for doubtful accounts	654	170	110
Change in current assets and liabilities:
Restricted cash for interest payments and other	(4,404)	(225)	2,417
Accounts receivable	(1,901)	(635)	(711)
Notes receivable	(167)	(153)	—
Inventories	234	198	(152)
Prepaid expenses and other	556	(890)	(230)
Accounts payable	3,381	(1,811)	(1,261)
Other accrued liabilities	5,944	1,399	(912)
Net cash provided by operating activities	9,680	10,733	7,087
Investing activities:
Capital expenditures	(16,542)	(24,891)	(13,193)
Purchase of Atlanta hotel property	(6,421)	—	—
Acquisition of Washington DC hotel business	(22,651)	—	—
Purchase of GuestHouse International assets	(8,856)	—	—
Proceeds from disposition of property and equipment	38,681	17,316	16,025
Proceeds from redemption of trust common securities	909	—	—
Collection of notes receivable related to property sales	3,509	1,914	3,706
Advance note receivable	(652)	—	—
Purchases of short-term investments	(18,720)	—	—
Sales of short-term investments	635	—	—
Change in restricted cash for property improvements	(6,675)	—	—
Other, net	28	61	(97)
Net cash provided by (used in) investing activities	(36,755)	(5,600)	6,441
Financing activities:
Borrowings on long-term debt	90,772	—	44,500
Repayment of long-term debt	(30,528)	(12,973)	(38,878)
Repayment of credit facility	—	—	(11,300)
Repayment of debentures to Red Lion Hotels Capital Trust	(30,825)	—	—
Debt issuance costs	(4,028)	(6)	(957)
Proceeds from sale of interests in joint ventures	23,461	—	—
Distributions to noncontrolling interest	(2,638)	—	—
Reduction of additional paid in capital for canceled restricted stock units	(347)	(155)	(303)
Other, net	(20)	69	(9)
Net cash provided by (used in) financing activities	45,847	(13,065)	(6,947)
Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	18,772	(7,932)	6,581
Cash and cash equivalents at beginning of year	5,126	13,058	6,477
Cash and cash equivalents at end of year	$23,898	$5,126	$13,058

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
For the Years Ended December 31, 2015, 2014, and 2013

	2015	2014	2013
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid during years for:
Income taxes	$30	$44	$46
Interest on debt	$5,604	$4,514	$5,629
Non-cash investing and financing activities:
Reclassification of property and other assets to assets held for sale	$—	$17,702	$18,890
Property and equipment, purchases not yet paid	$2,930	$—	$—
Reclassification of long term note receivable to short term	$261	$2,311	$—
Exchange of note receivable for real property	$—	$1,950	$1,720
Reclassification between accounts receivable and notes receivable	$51	$—	$67
Reclassification of property to other assets	$—	$117	$—

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation ("RLHC", "we", "our", "us" or "our company") is a NYSE-listed hospitality and leisure company (ticker symbol RLH) primarily engaged in the management, franchising and ownership of hotels under our proprietary brands, including Hotel RL, Red Lion Hotel, Red Lion Inns & Suites, GuestHouse and Settle Inn & Suites (collectively the "RLHC Brands"). All of our hotels currently operate under the RLHC Brands which represent upscale, midscale and economy hotels.

A summary of our properties as of December 31, 2015 is provided below:

	Hotels	Total Available Rooms
Company operated hotels
Majority owned and consolidated	14	2,761
Leased	4	867
Managed	2	361
Franchised hotels	104	10,868
Total systemwide	124	14,857

We are also engaged in entertainment operations, which derive revenues from promotion and presentation of entertainment productions and ticketing services under the operations of WestCoast Entertainment and TicketsWest. The ticketing service offers online ticket sales, ticketing inventory management systems, call center services, and outlet/electronic distributions for event locations.

We were incorporated in the state of Washington in April 1978.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with generally accepted accounting principles in the United States of America ("GAAP") and include all accounts and wholly and majority-owned subsidiaries' accounts. All significant inter-company and inter-segment transactions and accounts have been eliminated upon consolidation.

The financial statements encompass the accounts of Red Lion Hotels Corporation and all of its consolidated subsidiaries, including:
Wholly-owned subsidiaries:
•Red Lion Hotels Holdings, Inc.
•Red Lion Hotels Franchising, Inc.
•Red Lion Hotels Management, Inc. ("RL Management")
•Red Lion Hotels Limited Partnership
Joint venture entities:
•RL Venture LLC ("RL Venture") in which we hold a 55% member interest
•RLS Atla Venture LLC ("RLS Atla Venture") in which we hold a 55% member interest
•RLS Balt Venture LLC ("RLS Balt Venture") in which we hold a 73% member interest
•RLS DC Venture LLC ("RLS DC Venture") in which we hold a 71% member interest (effective as of February 2016, see Note 4 of Notes to Consolidated Financial Statements)

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. At times, cash balances at banks and other financial institutions may be in excess of federal insurance limits.

Restricted Cash

In accordance with our various borrowing arrangements, at December 31, 2015 cash of $11.3 million was held primarily as reserves for debt service (interest only), property improvements and other requirements from the lenders.

Short-Term Investments

Short-term investments consist of variable rate demand notes with maturities that range from two to thirty-five years. They are all classified as available-for-sale and have been classified as short term as the investments contain options which allow us to put them to the trustee with one day to one week's notice. The carrying amounts are reasonable estimates of their fair values due to interest rates which are variable in nature and the put provision at par plus accrued interest.

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

The following schedule summarizes the activity in the allowance account for trade accounts receivable for the past three years for continuing operations:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Allowance for doubtful accounts, continuing operations
Balance, beginning of year	$303	$132	$98
Additions to allowance	538	244	95
Write-offs, net of recoveries	(184)	(73)	(61)
Balance, end of year	$657	$303	$132

Inventories

Inventories consist primarily of food and beverage products held for sale at the company-operated restaurants and guest supplies. Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value.

Prepaid and other expenses

Prepaid and other expenses include prepaid insurance and taxes and deposits.

Property and Equipment

Property and equipment are stated at cost. The cost of improvements that extend the life of property and equipment is capitalized. Repairs and maintenance charges are expensed as incurred.

Depreciation is provided using the straight-line method over the estimated useful life of each asset, which ranges as follows:

Buildings	25 to 39 years
Equipment	2 to 15 years
Furniture and fixtures	2 to 15 years
Landscaping and improvements	15 years

Valuation of Long-Lived Assets

We test long-lived asset groups for recoverability when changes in circumstances indicate the carrying value may not be recoverable, for example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, or significant negative industry or economic trends. We also perform a test for recoverability when management has committed to a plan to sell or otherwise dispose of an asset group. We evaluate recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that we expect will be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the estimated fair value. When we recognize an impairment loss for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their remaining useful life.

We base our calculations of the estimated fair value of an asset group on the income approach or the market approach. The assumptions and methodology utilized for the income approach are the same as those described in the "Goodwill and Intangible Assets" caption. For the market approach, we use analyses based primarily on market comparables, recent appraisals and assumptions about market capitalization rates, growth rates, and inflation.

Variable Interest Entities

We analyze the investments we make in joint venture entities based on the accounting guidance for variable interest entities or "VIEs”. These joint ventures are evaluated to determine whether (1) sufficient equity at risk exists for the legal entity to finance its activities without additional subordinated financial support or, (2) as a group, the holders of the equity investment at risk lack one of the following characteristics (a) the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance or, (b) the obligation to absorb the expected losses of the legal entity or (c) the right to receive expected residual returns of the legal entity, or (3) the voting rights of some equity investors are not proportional to their obligations to absorb the losses or the right to receive benefits and substantially all of the activities either involve or are conducted on behalf of an investor with disproportionately few voting rights. If any one of the above three conditions are met then the joint venture entities are considered to be VIEs.

We consolidate the results of any such VIE in which we determine that we have a controlling financial interest. We would have a “controlling financial interest” (i.e., be deemed the primary beneficiary) in such an entity if we had both the power to direct the activities that most significantly affect the VIE’s economic performance and the obligation to absorb the losses of, or right to receive the benefits from, the VIE that could be potentially significant to the VIE.

Business Combinations

On the date of acquisition, the assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree are recorded at their fair values. The acquiree's results of operations are also included as of the date of acquisition in our consolidated results. Intangible assets that arise from contractual/legal rights, or are capable of being separated are measured and recorded at fair value, and amortized over the estimated useful life. If practicable, assets acquired and liabilities assumed arising from contingencies are measured and recorded at fair value. If not practicable, such assets and liabilities are measured and recorded when it is probable that a gain or loss has occurred and the amount can be reasonably estimated. The residual balance of the purchase price, after fair value allocations to all identified assets and liabilities, represents goodwill. Acquisition-related costs are expensed as incurred. Restructuring costs associated with an acquisition are generally expensed in periods subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and acquired income tax uncertainties, including penalties and interest, after the measurement period are recognized as a component of the provision for income taxes. Our acquisitions may include contingent consideration, which require us to recognize the fair value of the estimated liability at the time of the acquisition. Subsequent changes in the estimate of the amount to be paid under the contingent consideration arrangement are recognized in the consolidated statements of comprehensive income (loss). Cash payments for contingent or deferred consideration up to the amount of liability recognized on the acquisition date are classified within cash flows from financing activities within the consolidated statements of cash flows and any excess is classified as cash flows from operating activities.

Goodwill and Intangible Assets

Goodwill and intangible assets may result from our business acquisitions. Intangible assets may also result from the purchase of assets and intellectual property in a transaction that does not qualify as a business combination. We use estimates, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows, and fair values of the related operations, in determining the value assigned to goodwill and intangible assets. Our finite-lived intangible assets are amortized over their expected useful lives based on estimated discounted cash flows. Our brand name and trademark assets are considered indefinite-lived intangible assets and are not subject to amortization. Finite-lived intangible assets are tested for impairment at the asset group level when events or changes in circumstances indicate the carrying value may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually, when events or changes in circumstances indicate the asset may be impaired, or at the time when their useful lives are determined to be no longer indefinite.

Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the forecast discounted cash flows associated with each reporting unit. The reporting units are aligned with our reporting segments.

We test goodwill for impairment each year as of October 1, or more frequently should a significant impairment indicator occur. As part of the impairment test, we may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit, including goodwill, is less than its carrying amount, or if we elect to bypass the qualitative assessment, we would then proceed with the two-step impairment test. The impairment test involves comparing the fair values of the reporting units to their carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss amount. This second step determines the current fair values of all assets and liabilities of the reporting unit and then compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. We forecast discounted future cash flows at the reporting unit level using risk-adjusted discount rates and estimated future revenues and operating costs, which take into consideration factors, such as expectations of competitive and economic environments. We also identify similar publicly traded companies and develop a correlation, referred to as a multiple, to apply to the operating results of the reporting units. These combined fair values are then reconciled to the aggregate market value of our common stock on the date of valuation, while considering a reasonable control premium.

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

Notes Receivable

We carry notes receivable at their estimated collection amount, and they are classified as either current or noncurrent depending on the expected collection date. Interest income on notes receivable is recognized using the interest method.

Other Assets

Other assets primarily consist of key money arrangements with franchisees. We recognize key money paid in conjunction with entering into long-term franchise agreements as prepaid expenses and amortize the amount paid against revenue over the term of the franchise agreements.

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

Deferred Income

In 2003, we sold a hotel to an unrelated party in a sale-operating leaseback transaction. The pre-tax gain on the transaction of approximately $7.0 million was deferred and is being amortized into income over the period of the lease term, which expires in November 2018 and is renewable for three, five-year terms at our option. During 2015, 2014 and 2013, we recognized income of approximately $0.5 million each year for the amortization of the deferred gain. The remaining balance at December 31, 2015, was $1.3 million.

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

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning, and results of recent operations. At December 31, 2015 and 2014, a valuation allowance has been recorded to reduce our deferred tax assets to an amount that is more likely than not to be realized. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We classify any interest expense and penalties related to underpayment of taxes and any interest income on tax overpayments as components of income tax expense.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. See Note 12.

Revenue Recognition

Revenue is generally recognized as services are provided. When payments from customers are received before services have been performed, the amount received is recorded as deferred revenue until the service has been completed. We recognize revenue from the following sources:

•
Company-Operated Hotels - Room rental and food and beverage sales from majority owned and leased hotels and management fees from hotels under management contract. Revenues are recognized when services have been performed, generally at the time of the hotel stay or guests visit to the restaurant and at the time the management services are provided. We recognize other revenue and costs from managed properties when we incur the related reimbursable costs. These costs primarily consist of payroll and related expenses at managed properties where we are the employer. As these costs have no added markup, the revenue and related expense have no impact on either our operating or net income.

•
Franchised Hotels - Fees received in connection with the franchise and marketing of our brand names. Franchise revenues are recognized as earned in accordance with the contractual terms of the franchise agreements.

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

Advertising and Promotion

Costs associated with advertising and promotional efforts are generally expensed as incurred. During the years ended December 31, 2015, 2014 and 2013, we incurred approximately $4.9 million, $3.4 million and $3.9 million, respectively, in advertising expense from continuing operations.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share attributable to Red Lion Hotels Corporation is computed by dividing income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share attributable to Red Lion Hotels Corporation gives effect to all dilutive potential shares that are outstanding during the period and include outstanding stock options, other outstanding employee equity grants and warrants, by increasing the weighted-average number of shares outstanding by their effect. When we report a net loss during the period, basic and diluted earnings (loss) per share are the same. See Note 14.

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

Reclassifications

Certain amounts disclosed in prior period financial statements have been reclassified to conform to the current period presentation. Except as otherwise noted, these reclassifications had no effect on reported income/losses, cash flows, total assets, or stockholders' equity as previously reported.
New and Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We are continuing our evaluation of this guidance and our method of adoption.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the consolidation analysis for both the variable interest model and for the voting model for limited partnerships and similar entities. ASU 2015-02 will become effective for us beginning January 1, 2016. ASU 2015-02 provides for one of two methods of transition: retrospective application to each prior period presented; or, recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. The adoption of this new standard is not expected to have a material impact on our financial condition or results of operations.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. We early adopted this guidance in the first quarter of 2015. We utilized retrospective application of the new standard and reclassified prior period balances of prepaid debt fees to debt issuance costs.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 will become effective for us beginning January 1, 2016. Upon adoption, this ASU is not expected to have a material impact on our financial condition or results of operations.

During November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early adopted ASU 2015-17 effective October 1, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax liability to the net non-current deferred tax liability in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were adjusted.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

We have assessed the potential impact of other recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to us or are not anticipated to have a material impact on our consolidated financial statements.

3.	Business Segments

We have three operating segments: company operated hotels, franchised hotels and entertainment. The "other" segment consists of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables, certain property and equipment and general and administrative expenses, which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense, income taxes and certain corporate expenses; therefore, they have not been allocated to the operating segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues and expenses.

Selected financial information is provided below (in thousands):

Year ended December 31, 2015	Company Operated Hotels	Franchised Hotels	Entertainment	Other	Total
Revenue	$119,773	$12,039	$11,057	$51	$142,920

Segment operating expenses	$95,643	$11,233	$10,118	$35	$117,029
Depreciation and amortization	11,675	604	254	782	13,315
Other expenses	(10,075)	239	—	8,532	(1,304)
Operating income (loss)	22,530	(37)	685	(9,298)	13,880

Capital expenditures	$46,991	$20	$20	$1,361	$48,392
Identifiable assets as of December 31, 2015	$255,876	$20,180	$5,256	$5,906	$287,218

Year ended December 31, 2014	Company Operated Hotels	Franchise Hotels	Entertainment	Other	Total
Revenue	$118,616	$9,618	$17,115	$77	$145,426

Segment operating expenses	$94,241	$7,004	$14,785	$318	$116,348
Depreciation and amortization	11,394	49	349	970	12,762
Other expenses	1,174	—	—	8,383	9,557
Operating income (loss)	11,807	2,565	1,981	(9,594)	6,759

Capital expenditures	$24,255	$20	$241	$375	$24,891
Identifiable assets as of December 31, 2014	$190,332	$9,807	$6,161	$15,010	$221,310

Year ended December 31, 2013	Company Operated Hotels	Franchised Hotels	Entertainment	Other	Total
Revenue	$120,391	$7,136	$9,439	$341	$137,307

Segment operating expenses	$97,831	$6,555	$9,189	$535	$114,110
Depreciation and amortization	12,643	49	359	909	13,960
Other expenses	12,128	—	—	7,954	20,082
Operating income (loss)	(2,211)	532	(109)	(9,057)	(10,845)

Capital expenditures	$11,882	$320	$10	$280	$12,492
Identifiable assets as of December 31, 2013	$192,225	$9,348	$6,759	$24,518	$232,850

4.	Variable Interest Entities

Our joint venture entities have been determined to be variable interest entities ("VIEs"), and RLHC has been determined to be the primary beneficiary of each VIE. Therefore, we consolidate the assets, liabilities, and results of operations of (1) RL Venture, (2) RLS Balt Venture, (3) RLS Atla Venture and (4) RLS DC Venture. See Note 2 for discussion of the significant judgments and assumptions made by us in determining whether an entity is a VIE and if we are the primary beneficiary and therefore must consolidate the VIE. See Note 9 for further discussion of the terms of the long-term debt at each of the joint venture entities.

RL Venture

In January 2015, we transferred 12 of our wholly-owned hotels into RL Venture, a newly created entity that was initially wholly-owned by us. Subsequently, we sold a 45% ownership stake in RL Venture to Shelbourne Falcon RLHC Hotel Investors LLC ("Shelbourne Falcon"), an entity that is led by Shelbourne Capital LLC ("Shelbourne"). We maintain a 55% interest in RL Venture, and the 12 hotels are managed by RL Management, one of our wholly-owned subsidiaries, subject to a management agreement. RL Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RL Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over two of the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne. Further, Shelbourne does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our 55% equity interest and management fees. As a result, we consolidate RL Venture. The equity interest owned by Shelbourne Falcon is reflected as noncontrolling interest in the consolidated financial statements. When ownership changes without a loss of control GAAP requires the difference between consideration received and the carrying amount of a noncontrolling interest to be recorded in equity. Accordingly, we recognized $12.4 million upon sale of the equity interests as a reduction to RLHC's additional paid in capital.

Cash distributions are made periodically based on calculated distributable income. RL Venture made cash distributions of $5.9 million, of which we received $3.2 million, during the year ended December 31, 2015.

Refer to Note 9 for further discussion of the long-term debt of RL Venture.

RLS Balt Venture

In April 2015, we sold a 21% member interest in our wholly-owned RLS Balt Venture to Shelbourne Falcon Charm City Investors LLC ("Shelbourne Falcon II"), an entity led by Shelbourne. Shelbourne Falcon II had an option exercisable until December 31, 2015 to purchase an additional 24% member interest for $2.3 million. RL Baltimore, LLC ("RL Baltimore"), which is wholly-owned by RLS Balt Venture, owns the Hotel RL Baltimore Inner Harbor, which is managed by RL Management. RLS Balt Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RLS Balt Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne. Further, Shelbourne does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our 73% equity interest and management fees. As a result, we consolidate RLS Balt Venture. The equity interest owned by Shelbourne Falcon II is reflected as a noncontrolling interest in the consolidated financial statements.

In October 2015, RLHC provided $1.5 million to RLS Balt Venture to fund renovations costs and for operating losses. This funding is not treated as a loan or as a capital contribution. Rather, it is a long-term obligation of RLS Balt Venture and would be repaid only when the Baltimore hotel property is sold or when RLS Balt Venture is liquidated. RLHC would receive the $1.5 million plus a preferred return of 11%, compounded annually, prior to any liquidation proceeds being returned to the members.

In December 2015, Shelbourne Falcon II elected to purchase additional member interests of 5.876% based on an aggregate purchase price of $560,000. With the sale of additional member interest without a corresponding change in control, $0.1 million was recognized as an increase in RLHC's additional paid in capital.

Cash distributions are made periodically based on calculated distributable income. There were no cash distributions made during the year ended December 31, 2015.

Refer to Note 9 for further discussion of the long-term debt of RLS Balt Venture.

RLS Atla Venture

In September 2015, we formed a joint venture, RLS Atla Venture, with Shelbourne Falcon Big Peach Investors LLC ("Shelbourne Falcon III"), an entity led by Shelbourne. We own a 55% interest in the joint venture and Shelbourne Falcon III owns a 45% interest. RLH Atlanta LLC ("RLH Atlanta"), which is wholly-owned by RLS Atla Venture, owns a hotel adjacent to the Atlanta International Airport that is expected to open in the first quarter of 2016 as the Red Lion Hotel Atlanta International Airport. RLS Atla Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RLS Atla Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne. Further, Shelbourne does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our 55% equity interest and management fees. As a result, we consolidate RLS Atla Venture. The equity interest owned by Shelbourne Falcon III is reflected as a noncontrolling interest in the consolidated financial statements.

Cash distributions are made periodically based on calculated distributable income. There were no cash distributions made during the year ended December 31, 2015.

Refer to Note 9 for further discussion of the long-term debt of RLS Atla Venture.

RLS DC Venture

In October 2015, we formed a joint venture, RLS DC Venture, with Shelbourne Falcon DC Investors LLC ("Shelbourne Falcon IV"), an entity led by Shelbourne. Initially, we owned an 86% interest in the joint venture, and Shelbourne Falcon IV owned a 14% interest. On October 29, 2015, RLH DC LLC ("RLH DC"), which is wholly-owned by RLS DC Venture, acquired 100% of The Quincy, an existing hotel business now operated as the Hotel RL Washington DC, in a business combination. The property is managed by RL Management. RLS DC Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest, and substantially all of RLS DC Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne. Further, Shelbourne does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our equity interest and management fees. As a result, we consolidate RLS DC Venture. The equity interest owned by Shelbourne Falcon IV is reflected as a noncontrolling interest in the consolidated financial statements.

Cash distributions are made periodically based on calculated distributable income. There were no cash distributions made during the year ended December 31, 2015.

As part of the organization of RLS DC Venture, Shelbourne Falcon IV had an option to purchase from us up to an additional 31% of the member interests. On February 3, 2016, Shelbourne Falcon IV elected to purchase from us an additional 15% of the member interests of RLS DC Venture, based on an aggregate purchase price of $1.5 million. Shelbourne Falcon IV, with a 29% member interest, is still considered a noncontrolling interest in the consolidated financial statements. With the sale of the additional member interest without a corresponding change in control $0.2 million was recognized as an increase in additional paid in capital in February 2016. As of February 29, 2016, Shelbourne Falcon IV still has the option to purchase from us an additional 16% of the member interests of RLS DC Venture.

Refer to Note 9 for further discussion of the long-term debt of RLS DC Venture.

The acquisition of The Quincy was treated as a business combination under U.S. GAAP. The purchase price was $22.7 million (net of cash acquired) and was allocated to the following assets and liabilities (in thousands):

Fair Value
Current assets
Accounts receivable	$176
Prepaid expenses and other	11
Total current assets	187

Property and equipment	22,500
Total assets acquired	22,687

Current liabilities
Other accrued liabilities	36
Total liabilities assumed	36

Total net assets acquired	$22,651

Our consolidated results of operations for this property for the year ended December 31, 2015 include revenue of $0.6 million, acquisition costs of $0.8 million and a pre-tax net loss of $1.4 million.

The following unaudited supplemental pro forma results are based on the individual historical results of RLHC and The Quincy Hotel, with adjustments to give effect to the combined operations as if the acquisition had been consummated on January 1, 2014, (in thousands):

	Year Ended December 31
	2015	2014
Revenues	$147,929	$150,314
Net income attributable to Red Lion Hotels Corporation	3,220	940

The significant nonrecurring adjustment, net of the estimated tax impact, is the elimination from the supplemental pro forma net income of acquisition costs incurred by RLHC pre-acquisition totaling $0.8 million for the year ended December 31, 2015.

5.	Property and Equipment

Property and equipment used in continuing operations is summarized as follows (in thousands):

	December 31,
	2015	2014
Buildings and equipment(1)	$217,787	$182,273
Furniture and fixtures	32,821	31,910
Landscaping and land improvements	7,253	6,943
	257,861	221,126
Less accumulated depreciation and amortization	(123,084)	(117,968)
	134,777	103,158
Land	43,242	39,087
Construction in progress	17,371	18,165
Property and equipment, net	$195,390	$160,410
(1) Capitalized interest included

The table above excludes the property and equipment balances of assets held for sale. See Note 6 for further discussion.

Impairments on property and equipment are summarized below:

	Impairment Recorded
	Year Ended December 31,			Continuing	Discontinued	Year
	2015	2014	2013	Operations	Operations	Sold
	(in millions)
Red Lion Hotel Wenatchee	$—	$—	$1.0	x		2015
Red Lion Hotel Canyon Springs	—	—	2.6	x		2014
Red Lion Hotel Yakima Center	—	—	0.7	x		2014
Red Lion Hotel & Conference Center Kelso/Longview	—	—	1.5	x		2014
Red Lion Hotel Pocatello	—	—	2.0	x		2014
Red Lion Hotel Eugene(1)	—	—	1.1		x	2014
(1) Closed operations

6. Assets Held for Sale

There were no properties classified as assets held for sale as of December 31, 2015.

The following properties were classified as assets held for sale as of December 31, 2014: the Red Lion Hotel Bellevue in Bellevue, Washington ("Bellevue property") and the Red Lion Hotel Wenatchee in Wenatchee, Washington ("Wenatchee property"), both of which were sold in 2015 as follows:

• In January 2015, we sold the Wenatchee property for $4.1 million and concurrently entered into a franchise agreement with the new owner. We recognized a gain of $0.2 million on the sale.

• In February 2015, we sold the Bellevue property for $35.4 million and concurrently entered into a management agreement with the new owner. We recognized a gain of $16.2 million on the sale.

The property and equipment of these properties that are classified as assets held for sale on the consolidated balance sheet as of December 31, 2014 are detailed in the table below (in thousands):

2014
Buildings and equipment	$16,339
Furniture and fixtures	345
Landscaping and land improvements	1,948
18,632
Less accumulated depreciation	(8,537)
10,095
Land	11,066
Construction in progress	12
Assets held for sale	$21,173

7.	Discontinued Operations

There were no discontinued operations for the year ended December 31, 2015.

During 2014, we ceased the operation of the Red Lion Hotel Eugene in Eugene, Oregon when we assigned our leased to a third party. Accordingly, all operations of this property have been classified as discontinued operations for all periods presented.

During 2013, we terminated a catering contract in Yakima, Washington. Accordingly, all operations under this contract have been classified as discontinued operations for all periods presented. Also during 2013, we closed on the sales of the Kalispell Center Mall property in Kalispell, Montana and the Red Lion Hotel Medford in Medford, Oregon and the Red Lion Hotel Sacramento at Arden Village. We no longer have continuing involvement in these properties; therefore the operations of these properties have been classified as discontinued operations for all periods presented.

The following table summarizes the results of discontinued operations for the periods indicated (in thousands):

	Year ended December 31,
	2014	2013
Revenues	$133	$5,778
Operating expenses	(290)	(5,233)
Hotel facility and land lease	(30)	(423)
Depreciation and amortization	—	(187)
Loss on asset dispositions	—	(1,073)
Income tax (expense) benefit	—	(66)
Loss from operations of discontinued business units	(187)	(1,204)
Loss on disposal or impairment of the assets of discontinued business units	(2)	(773)
Loss from discontinued operations	$(189)	$(1,977)

8.	Goodwill and Intangible Assets

Goodwill represents the excess of the estimated fair value of the net assets acquired during business combinations over the net tangible and identifiable intangible assets acquired. Goodwill was recorded in prior years in connection with the acquisitions of franchises and entertainment businesses.

The Red Lion, GuestHouse, and Settle Inn & Suites brand names are identifiable, indefinite-lived intangible assets that represent the separable legal rights to tradenames and associated trademarks. We acquired the Red Lion brand name in a business combination we entered into in 2001. We purchased the GuestHouse and Settle Inn & Suites brand names from GuestHouse International LLC in April 2015 and have allocated $5.4 million of the final purchase price to the brand name.

In the table below, the customer contracts represent the franchise license agreements acquired with the GuestHouse brand. We have allocated $3.4 million of the final purchase price to the customer contracts. Franchise license agreements are amortized over 10 years, which represents the period of expected cash flows, using an accelerated amortization method that matches the economic benefit of the agreements.

We estimated the fair value of our customer contracts and brand names purchased from GuestHouse International LLC using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. See Note 2 for additional information.

Brand names and trademarks are considered to have indefinite lives. We assess goodwill and the other indefinite lived intangible assets for potential impairments annually as of October 1, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets. We did not impair any goodwill or intangible assets during the years ended December 31, 2015, 2014 or 2013.

The following table summarizes the balances of goodwill and other intangible assets (in thousands):

	December 31,
	2015	2014
Goodwill	$8,512	$8,512

Intangible assets
Brand names	$12,314	$6,878
Customer contracts	2,853	—
Trademarks	134	134
Total intangible assets	$15,301	$7,012

Goodwill and other intangible assets attributable to each of our business segments at December 31, 2015 and 2014 were as follows (in thousands):

	December 31,
	2015		2014
		Intangible		Intangible
	Goodwill	Assets	Goodwill	Assets
Company operated hotels	$—	$4,659	$—	$4,659
Franchised hotels	5,351	10,636	5,351	2,347
Entertainment	3,161	6	3,161	6
Total	$8,512	$15,301	$8,512	$7,012

The following table summarizes the balances of amortized customer contracts (in thousands):

	December 31,
	2015	2014
Historical cost	$3,420	$—
Accumulated amortization	(567)	—
Net carrying amount	$2,853	$—

As of December 31, 2015, estimated future amortization expenses related to intangible assets is as follows (in thousands):

Year Ending December 31,	Amount
2016	$627
2017	534
2018	435
2019	368
2020	309
Thereafter	580
Total	$2,853

9.	Long-Term Debt
The current and non-current portions of long-term debt as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015		2014
	Current	Non-Current	Current	Non-Current
RL Venture	$—	$56,307	$—	$—
RL Baltimore	—	13,300	—	—
RLH Atlanta	—	6,000	—	—
RLH DC	—	15,165	—	—
Wells Fargo	—	—	—	30,528
Debentures due Red Lion Hotels Capital Trust	—	—	—	30,825
Total debt	—	90,772	—	61,353
Unamortized debt issuance costs	—	(3,215)	—	(2,372)
Long-term debt net of debt issuance costs	—	87,557	—	58,981
The collateral for each of the borrowings within the joint venture entities is the assets and proceeds of each respective entity.
RL Venture

In January 2015, RL Venture Holding LLC, a wholly-owned subsidiary of RL Venture, and each of its 12 wholly-owned subsidiaries entered into a loan agreement with Pacific Western Bank. The original principal amount of the loan was $53.8 million with an additional $26.2 million to be drawn over a two-year period to cover improvements related to the 12 hotels owned by the subsidiaries. We drew $2.5 million during the year ended December 31, 2015. At December 31, 2015, there were unamortized debt issuance costs of $1.9 million.
The loan matures in January 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.75%. Fixed monthly principal payments begin in January 2017 in an amount that would repay the outstanding principal balance over a twenty-five year amortization period.

The liabilities of RL Venture, other than its long-term debt, are non-recourse to our general credit and assets. The long-term debt is non-recourse as to RLHC, but several investors in RL Venture, including us, are guarantors regarding completion of certain improvements to the hotels, environmental covenants in the loan agreement, losses incurred by the lender and in the event of a voluntary bankruptcy filing involving RL Venture, any of its subsidiaries or the guarantors. RLHC has no other obligation to provide financial support to RL Venture.

The loan requires us to comply with customary reporting and operating covenants applicable to RL Venture, including requirements relating to debt service loan coverage ratios. It also includes customary events of default. We were in compliance with these covenants at December 31, 2015.

RL Baltimore

In April 2015, RL Baltimore obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by the Hotel RL Baltimore Inner Harbor. The initial principal amount of the loan was $10.1 million, and the lender agreed to advance an additional $3.2 million to cover expenses related to improvements to the hotel. We drew $3.2 million during the year ended December 31, 2015. At December 31, 2015, there were unamortized debt issuance costs of $0.7 million.

The loan matures in May 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.25%. No principal payments are required during the initial term of the loan. Principal payments of $16,000 per month are required beginning in May 2018 if the extension option is exercised.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RL Baltimore under the loan agreement is generally non-recourse.  However, the lender may obtain a monetary judgment against RL Baltimore if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  RLHC has guaranteed these recourse obligations of RL Baltimore and agreed to customary reporting and operating covenants. We were in compliance with these covenants at December 31, 2015.

RLH Atlanta

In September 2015, RLH Atlanta obtained a mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by a hotel adjacent to the Atlanta International Airport which is expected to open in the first quarter of 2016 as the Red Lion Hotel Atlanta International Airport. The initial principal amount of the loan was $6.0 million, and the lender has agreed to advance an additional $3.4 million to cover expenses related to improvements to the hotel. We drew no additional funds during the year ended December 31, 2015. At December 31, 2015, there were unamortized debt issuance costs of $0.2 million.

The loan matures in September 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.35%. No principal payments are required during the initial term of the loan.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RLH Atlanta under the loan agreement is generally non-recourse.  However, the lender may obtain a monetary judgment against RLH Atlanta if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  RLHC has guaranteed these recourse obligations of RLH Atlanta and agreed to customary reporting and operating covenants. We were in compliance with these covenants at December 31, 2015.

RLH DC

In October 2015, RLH DC obtained a new mortgage loan from Pacific Western Bank secured by the Hotel RL Washington DC. The initial principal amount of the loan was $15.2 million, and the lender agreed to advance an additional $2.3 million to cover expenses related to improvements to the hotel. We drew no additional funds during the year ended December 31, 2015. At December 31, 2015, there were unamortized debt issuance costs of $0.5 million.

The loan matures in October 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.55%. Fixed monthly principal payments begin in October 2018 in an amount that would repay the outstanding principal balance over a twenty-five year amortization period.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RLH DC under the loan agreement is generally non-recourse.  However, the lender may obtain a monetary judgment against RLH DC if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  RLHC has guaranteed these recourse obligations of RLH DC and agreed to customary reporting and operating covenants. We were in compliance with these covenants at December 31, 2015.
Wells Fargo
In January 2015, in connection with the RL Venture transaction, we repaid the outstanding balance of our Wells Fargo term loan. We recognized a $1.1 million "Loss on early retirement of debt" on the Consolidated Statements of Comprehensive Income (Loss) related to termination fees and write-off of the previously recorded unamortized debt issuance costs.
In January 2015, in connection with the sale of the Bellevue property, we terminated the $10 million revolving credit facility associated with the term loan. There was no outstanding balance on the credit facility at the termination.
Debentures
In December 2015, Red Lion Hotels Capital Trust (the "Trust") redeemed $29.9 million of its issued and outstanding 9.5% Trust Preferred Securities and all $0.9 million of its issued and outstanding 9.5% Trust Common Securities for a total redemption price of $30.8 million. The redemptions occurred concurrently with our redemption of all $30.8 million of our 9.5% Junior Subordinated Debentures due 2044, all of which were held by the Trust. We recognized a $1.7 million "Loss on early retirement of debt" on the Consolidated Statement of Comprehensive Income (Loss) on the redemptions, primarily as the result of the write off of unamortized prepaid debt costs.
Contractual maturities for long term debt outstanding at December 31, 2015, for the next five years, are summarized by the year as follows (in thousands):

Year Ending December 31,	Amount
2016	$—
2017	1,162
2018	20,791
2019	68,819
2020	—
Total	$90,772

10.	Derivative Financial Instruments

We do not enter into derivative transactions for trading purposes, but rather to hedge our exposure to interest rate fluctuations. We manage our floating rate debt using interest rate caps in order to reduce our exposure to the impact of changing interest rates and future cash outflows for interest. We estimate the fair value of our interest rate caps via standard calculations that use as their basis readily available observable market parameters. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service, which is a Level 2 input. Changes in fair value of these instruments are recognized in interest expense on the Consolidated Statements of Comprehensive Income (Loss).

RL Venture

As required under our RL Venture loan, we entered into an interest rate cap with Commonwealth Bank of Australia to cap our interest rate exposure. The cap had an original notional amount of $80.0 million and caps the LIBOR reference rate at 4.0%. The cap expires in January 2018. At December 31, 2015, the valuation of the interest rate cap resulted in the recognition of an asset totaling $5,000, which is included in "Other assets, net" on the Consolidated Balance Sheet.

RL Baltimore

As required under our RL Baltimore loan, we entered into an interest rate cap with Commonwealth Bank of Australia to cap our interest rate exposure. The cap had an original notional amount of $13.3 million and caps the LIBOR reference rate at 3.0%. The cap expires in May 2018. At December 31, 2015, the valuation of the interest rate cap resulted in the recognition of an asset totaling $6,000, which is included in "Other assets, net" on the Consolidated Balance Sheet.

RLH Atlanta

As required under our RLH Atlanta loan, we entered into an interest rate cap with SMBC Capital Markets, Inc. to cap our interest rate exposure. The cap had an original notional amount of $9.4 million and caps the LIBOR reference rate at 3.0%. The cap expires in September 2018. At December 31, 2015, the valuation of the interest rate cap resulted in the recognition of an asset totaling $9,000, which is included in "Other assets, net" on the Consolidated Balance Sheet.

RLH DC

As required under our RLH DC loan, we entered into an interest rate cap with Commonwealth Bank of Australia to cap our interest rate exposure. The cap had an original notional amount of $17.5 million and caps the LIBOR reference rate at 3.0%. The cap expires in November 2018. At December 31, 2015, the valuation of the interest rate cap resulted in the recognition of an asset totaling $22,000, which is included in "Other assets, net" on the Consolidated Balance Sheet.

Wells Fargo
In January 2015, in connection with the early retirement of the Wells Fargo credit facility, we settled and terminated the associated interest rate swap with Wells Fargo. The outstanding notional amount at the time of the termination was approximately $16.2 million. Of the $2.8 million "Loss on early retirement of debt" on the Consolidated Statements of Comprehensive Income (Loss) $1.2 million resulted from the termination of the credit facility and the swap, including $0.2 million related specifically to the swap.

11.	Stockholders' Equity

We are authorized to issue 50 million shares of common stock, par value $0.01 per share, and five million shares of preferred stock, par value $0.01 per share. As of December 31, 2015, there were 20,051,145 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. The board of directors has the authority, without action by the shareholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights of the common stock.

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

Stock Incentive Plans

The 2006 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by our shareholders and allowed awards of 2.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of December 31, 2015, there were 34,711 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.

The 2015 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by our shareholders and allows awards of 1.4 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of December 31, 2015, there were 814,238 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2015 plan.

Stock based compensation expense reflects the fair value of stock based awards measured at grant date, including an estimated forfeiture rate, and is recognized over the relevant service period. For the years ended December 31, stock-based compensation expense is as follows:

		December 31,
	2015	2014	2013
	(In thousands)
Restricted stock units	$1,476	$930	$1,248
Unrestricted stock awards	437	507	554
ESPP	19	18	17
Total stock-based compensation	$1,932	$1,455	$1,819

Stock-based compensation expense includes $0.3 million of expense recorded upon the separation of our former Executive Vice President and Chief Financial Officer in 2014 and $0.5 million of expense recorded upon the retirement of our former President and Chief Executive Officer in 2013.

Stock Options

Stock options issued are valued based upon the Black-Scholes option pricing model and we recognize this value as an expense over the periods in which the options vest. Use of the Black-Scholes option-pricing model requires that we make certain assumptions, including expected volatility, forfeiture rate, risk-free interest rate, expected dividend yield and expected life of the options, based on historical experience. Volatility is based on historical information with terms consistent with the expected life of the option. The risk free interest rate is based on the quoted daily treasury yield curve rate at the time of grant, with terms consistent with the expected life of the option. No stock options were granted in 2015, 2014 or 2013. There were no stock option expenses for 2015, 2014 and 2013.

A summary of stock option activity for the year ended December 31, 2015, is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2015	75,176	$10.27
Options granted	—	$—
Options exercised	(3,500)	$7.46
Options forfeited	—	$—
Balance, December 31, 2015	71,676	$10.41
Exercisable, December 31, 2015	71,676	$10.41

Additional information regarding stock options outstanding and exercisable as of December 31, 2015, is presented below.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Exercise Price	Aggregate Intrinsic Value(1)	Number Exercisable	Exercise Price	Aggregate Intrinsic Value(1)
8.74	40,836	2.39	2018	8.74	—	40,836	8.74	—
12.21	15,195	0.89	2016	12.21	—	15,195	12.21	—
13.00	15,645	1.38	2017	13.00	—	15,645	13.00	—
	71,676	1.85	2016-2018	$10.41	$—	71,676	$10.41	$—
____________

(1)
The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been exercised on the last trading day of 2015, based upon our closing stock price of $7.01.

Restricted Stock Units, Shares Issued as Compensation

During 2015, 2014 and 2013, we granted 998,883, 319,168 and 218,356 unvested restricted stock units, respectively, to executive officers and other key employees, which typically vest 25% each year for four years on each anniversary of the grant date. While all of the shares are considered granted, they are not considered issued or outstanding until vested. As of December 31, 2015, 2014 and 2013 there were 1,224,920, 398,513 and 303,749 unvested restricted stock units outstanding, respectively. Since we began issuing restricted stock units, approximately 22.1% of total restricted stock units granted have been forfeited.

A summary of restricted stock unit activity for the year ended December 31, 2015, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2015	398,513	$7.32
Granted	998,883	$7.18
Vested	(131,929)	$5.39
Forfeited	(40,547)	$6.26
Balance, December 31, 2015	1,224,920	$6.95

 131,929 shares of common stock were issued to employees in 2015 as their restricted stock units vested. Under the terms of the 2006 and 2015 plans and upon issuance, we authorized a net settlement of distributable shares to employees after consideration of individual employees' tax withholding obligations, at the election of each employee. The fair value of restricted stock that vested during 2015, 2014 and 2013 was approximately $1.0 million, $0.7 million and $1.1 million, respectively.

During 2015, 2014 and 2013, we recognized approximately $1.5 million, $0.9 million and $1.2 million, respectively, in compensation expense related to these grants, and expect to record an additional $5.7 million in compensation expense over the remaining weighted average vesting periods of approximately 38 months.

Unrestricted Stock Awards

Unrestricted stock awards are granted to members of our Board of Directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of the grant.

The following table summarizes unrestricted stock award activity for the years ended December 31:

	2015	2014	2013
Shares of unrestricted stock granted	60,499	88,363	86,898
Weighted average grant date fair value per share	$7.18	$5.71	$6.39

Employee Stock Purchase Plan

In 2008, we adopted a new employee stock purchase plan ("ESPP") upon expiration of our previous plan. Under the ESPP, 300,000 shares of common stock are authorized for purchase by eligible employees at a 15% discount through payroll deductions. No employee may purchase more than $25,000 worth of shares, or more than 10,000 total shares, in any calendar year. As allowed under the ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. During 2015, 2014 and 2013, there were 22,037, 14,427 and 13,765 shares, respectively, issued, and approximately $19,000, $18,000 and $17,000 was recorded in compensation expense related to the discount associated with the plan in each year, respectively.

	2015	2014	2013
Shares of stock sold to employees	22,037	14,427	13,765
Weighted average fair value per ESPP award	$5.03	$4.84	$5.99

Warrants

In January 2015, in connection with Shelbourne Falcon’s purchase of equity interests in RL Venture, we issued Shelbourne warrants to purchase 442,533 shares of common stock. The warrants have a five year term from the date of issuance and a per share exercise price of $6.78. The warrants have been classified as equity due to required share settlement upon exercise. Accordingly, the estimated fair value of the warrants was recorded in additional paid in capital upon issuance, and we do not recognize subsequent changes in fair value in our financial statements. As of December 31, 2015 all warrants were still outstanding.

12.	Income Taxes

Major components of the income tax expense (benefit) from continuing operations for the years ended December 31, 2015, 2014 and 2013, are as follows (in thousands):

	December 31,
	2015	2014	2013
Current:
Federal benefit	$—	$—	$(17)
State expense	26	25	32
Deferred (benefit) expense	59	6	(766)
Income tax (benefit) expense	85	31	(751)
Less: tax benefit of discontinued operations	—	—	(66)
Income tax (benefit) expense from continuing operations	$85	$31	$(817)

The differences between income taxes expected at the U.S. federal statutory income tax rate of 34 percent and the reported income tax (benefit) expense are summarized as follows (in thousands, except percentages):

	December 31,
	2015		2014		2013
	Amount	%	Amount	%	Amount	%
(Benefit) expense provision at federal statutory rate	$1,394	34.0%	$858	34.0%	$(6,051)	-34.0%
State tax (benefit) expense	3	0.1%	23	0.9%	(365)	-2.0%
Effect of tax credits	(152)	-3.7%	(173)	-6.9%	(433)	-2.4%
Non-controlling interest	(441)	10.7%	—	—%	—	—%
Other	131	3.2%	286	11.3%	205	1.1%
Valuation allowance	(850)	-20.7%	(963)	-38.2%	5,893	33.1%
Income tax (benefit) expense	85	2.2%	31	1.2%	(751)	-4.2%
Effect of discontinued operations	—	—%	—	—%	(66)	—%
Income tax (benefit) expense from continuing operations	$85	2.2%	$31	1.2%	$(817)	-5.1%
Significant components of the net deferred tax assets and liabilities at December 31, 2015 and 2014, are as follows (in thousands):

	December 31,
	2015		2014
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$—	$2,293	$—	$11,889
Brand name	—	2,461	—	2,485
Other intangible assets	—	158	—	208
RL Venture	—	2,924	—	—
RL Baltimore	—	71	—	—
RLH DC	271	—	—	—
Gain on sale leaseback	474	—	1,079	—
Tax credit carryforwards	4,630	—	4,484	—
Federal and state net operating losses	6,482	—	10,250	—
Other	1,054	—	872	—
Valuation allowance	(7,876)	—	(4,916)	—
Total	$5,035	$7,907	$11,769	$14,582

At December 31, 2015 and 2014, we had federal gross operating loss carryforwards of approximately $16.4 million and $27.3 million, respectively; state gross operating loss carryforwards of approximately $18.9 million and $20.5 million, respectively; and federal and state tax credit carryforwards of approximately $4.6 million and $4.5 million, respectively. The federal net operating loss carryforwards will expire beginning in 2033, and the state net operating loss carryforwards will expire beginning in 2017; the tax credit carryforwards will begin to expire in 2024.

We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2015. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2015, a valuation allowance of $7.9 million has been recorded to reduce deferred tax assets to an amount that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. Should we determine we will be able to realize our deferred tax assets, the tax benefits relating to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

A summary of our valuation allowance activity for the years ended December 31 is as follows (in thousands):

Valuation Allowance(1)
Balances, January 1, 2013	$—
Increase during period	5,893
Balances, December 31, 2013	5,893
Decrease during period	(977)
Balances, December 31, 2014	4,916
Increase during period	2,960
Balances, December 31, 2015	$7,876
(1) The change in the valuation allowance shown in this table does not correspond to the annual valuation allowance amounts show in the rate reconciliation table for the years 2014 and 2015 due to items required to be recognized through equity.

We classify any interest expense and penalties related to tax positions and any interest income on tax overpayments as components of income tax expense.

We recognize the financial statement effect of a tax position when it is more likely than not to be sustained on the basis of its technical merits. We have no material uncertain tax positions at December 31, 2015 and 2014, and do not anticipate a significant change in any unrecognized tax benefits over the next twelve months. Accordingly, we have not provided for any unrecognized tax benefits or related interest and penalties. We account for penalties and interest related to unrecognized tax benefits as a component of income tax expense. With limited exception, we are no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for years prior to 2012.

13.	Fair Value of Financial Instruments

Estimated fair values of financial instruments (in thousands) are shown in the table below. The carrying amounts for cash and cash equivalents and accounts receivable are reasonable estimates of their fair values due to their short maturities. The carrying amounts for short-term investments are reasonable estimates of their fair values due to interest rates which are variable in nature and a put provision at par plus accrued interest. We estimate the fair value of our notes receivable using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. We estimate the fair value of our long-term debt using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. The debentures were valued at the closing price on December 31, 2014, of the underlying trust preferred securities on the New York Stock Exchange, which was a directly observable Level 1 input. Fair values of interest rate caps and swaps are valued using interest rate yield curves, which are Level 2 inputs. The fair values provided below are not necessarily indicative of the amounts we or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

	December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents and restricted cash	$35,202	$35,202	$5,351	$5,351
Short-term investments	18,085	18,085	—	—
Accounts receivable	8,164	8,164	6,752	6,752
Notes receivable	2,605	2,605	5,284	5,284
Interest rate caps	42	42	—	—
Interest rate swaps	—	—	180	180
Financial liabilities:
Total debt	90,772	94,029	30,528	30,683
Debentures	—	—	30,825	31,639

14.     Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share amounts):

	Year ended December 31,
	2015	2014	2013
Numerator - basic and diluted:
Income (loss) from continuing operations	$4,016	$2,492	$(15,070)
Less net income or loss attributable to noncontrolling interest	(1,297)	—	—
Income (loss) from continuing operations attributable to Red Lion Hotels Corporation	2,719	2,492	(15,070)
Loss from discontinued operations	—	(189)	(1,977)
Net income (loss) attributable to Red Lion Hotels Corporation	$2,719	$2,303	$(17,047)
Denominator:
Weighted average shares - basic	19,983	19,785	19,575
Weighted average shares - diluted	20,200	19,891	19,575
Earnings (loss) per share - basic
Income (loss) from continuing operations attributable to Red Lion Hotels Corporation	$0.14	$0.13	$(0.77)
Loss from discontinued operations	$—	$(0.01)	$(0.10)
Net income (loss) attributable to Red Lion Hotels Corporation	$0.14	$0.12	$(0.87)
Earnings (loss) per share - diluted
Income (loss) from continuing operations attributable to Red Lion Hotels Corporation	$0.13	$0.13	$(0.77)
Loss from discontinued operations	$—	$(0.01)	$(0.10)
Net income (loss) attributable to Red Lion Hotels Corporation	$0.13	$0.12	$(0.87)
At December 31, 2015, all of the 71,676 options to purchase common shares, 1,045,391 of the 1,224,920 restricted stock units outstanding, and 404,346 of the 442,533 warrants to purchase common shares were not included in the diluted per share calculation as they were antidilutive.
At December 31, 2014, all of the 75,176 options to purchase common shares and 293,786 of the 398,513 restricted stock units outstanding were not included in the diluted per share calculation as they were antidilutive.
At December 31, 2013 all of the 167,607 options to purchase common shares and all of the 303,749 restricted stock units outstanding as of that date were considered antidilutive in the period.
These stock-based awards could be dilutive in future periods.

15.	Commitments and Contingencies

At any given time we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a materially adverse effect on our consolidated financial position or net cash flow.

16.    Operating Lease Commitments

The table below summarizes the terms of the leases, including extension periods at our option, as of December 31, 2015:

Property	Expiration date of lease	Extension periods
Red Lion River Inn	October 2018	Three renewal terms of five years each
Red Lion Hotel Seattle Airport (1)	December 2024	One renewal term of five years
Red Lion Anaheim	April 2021	17 renewal terms of five years each
Red Lion Hotel Kalispell	April 2028	Three renewal terms of five years each
Corporate headquarters	September 2017	None
Denver Design Center	February 2020	One renewal term of five years
Hotel RL Washington DC (1)	December 2080	None
(1) Ground lease only

Total future minimum payments due under all current term operating leases at December 31, 2015, are as indicated below (in thousands):

Year Ending December 31,
2016	$5,359
2017	5,226
2018	4,637
2019	4,024
2020	3,929
Thereafter	65,924
Total	$89,099

Total rent expense from continuing operations, under leases for the years ended December 31, 2015, 2014 and 2013 was $6.6 million, $5.2 million, and $4.5 million, respectively, shown as hotel facility and land lease expense on our consolidated statements of comprehensive income (loss).

17. Related-Party Transactions

RL Venture has agreed to pay to Shelbourne Falcon an investor relations fee each month equal to 0.50% of its total aggregate revenue. Columbia Pacific Opportunity Fund, LP, one of our company's largest shareholders, is an investor in Shelbourne Falcon. During the year ended December 31, 2015, Shelbourne Falcon earned $374,000.

RL Venture has also agreed to pay CPA Development, LLC, an affiliate of Columbia Pacific Opportunity Fund, LP, a construction management fee of $200,000. During the year ended December 31, 2015, RL Venture paid $122,000 of this fee.

In May 2015, we entered into a management agreement with the owner (the LLC entity) of Red Lion Hotel Woodlake Conference Center Sacramento (a franchised property). A member of our board of directors is a 50% owner of the entity that serves as the manager member of the LLC entity. During the year ended December 31, 2015, we recognized management fee and brand marketing fee revenue from the LLC entity of $129,000.

18.	Parent Company Financial Statements

RED LION HOTELS CORPORATION
CONDENSED BALANCE SHEET
(Parent Company Only)
December 31, 2015 and 2014

	2015	2014
	In thousands
ASSETS
Current assets:
Cash and cash equivalents	$16,672	$5,126
Restricted cash	326	225
Short-term investments	18,085	—
Accounts receivable, net	8,665	6,752
Notes receivable	929	2,944
Inventories	224	1,013
Prepaid expenses and other	1,068	3,671
Assets held for sale	—	21,173
Total current assets	45,969	40,904
Investment in Subsidiaries	49,902	—
Property and equipment, net	31,644	160,410
Goodwill	8,512	8,512
Intangible assets, net	15,301	7,012
Notes receivable, long term	1,676	2,340
Other assets, net	2,519	2,132
Total assets	$155,523	$221,310
LIABILITIES
Current liabilities:
Accounts payable	$2,085	$2,952
Accrued payroll and related benefits	4,400	4,567
Other accrued entertainment liabilities	9,211	5,625
Other accrued liabilities	1,637	2,547
Deferred income taxes	—	2,778
Total current liabilities	17,333	18,469
Long-term debt, due after one year, net of debt issuance costs	—	58,981
Deferred income	1,326	2,988
Deferred income taxes	2,872	35
Total liabilities	21,531	80,473
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Red Lion Hotels Corporation stockholders' equity
Preferred stock	—	—
Common stock	201	198
Additional paid-in capital, common stock	143,901	153,671
Accumulated other comprehensive income (loss), net of tax	—	(203)
Retained earnings (accumulated deficit)	(10,110)	(12,829)
Total stockholders’ equity	133,992	140,837
Total liabilities and stockholders’ equity	$155,523	$221,310
The accompanying notes are an integral part of these condensed financial statements.

RED LION HOTELS CORPORATION
CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Parent Company Only)
For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In thousands)
Revenue:
Company operated hotels	$44,778	$118,616	$120,391
Other revenues from managed properties	28,847	—	—
Franchised hotels	12,039	9,618	7,136
Entertainment	11,057	17,115	9,439
Other	51	77	341
Total revenues	96,772	145,426	137,307
Operating expenses:
Company operated hotels	34,965	94,241	97,831
Other costs from managed properties	28,847	—	—
Franchised hotels	11,233	7,004	6,555
Entertainment	10,118	14,785	9,189
Other	35	318	535
Depreciation and amortization	5,087	12,762	13,960
Hotel facility and land lease	6,335	5,210	4,464
Asset Impairment	—	—	7,785
Loss (gain) on asset dispositions, net	(17,838)	(4,006)	(112)
General and administrative expenses	9,819	8,353	7,945
Total operating expenses	88,601	138,667	148,152
Operating income (loss)	8,171	6,759	(10,845)
Other income (expense):
Interest expense	(2,882)	(4,575)	(5,516)
Gain (loss) on early retirement of debt	(2,847)	—	—
Equity in income of subsidiaries	(496)	—	—
Other income, net	858	339	474
Other income (expense)	(5,367)	(4,236)	(5,042)
Income (loss) before taxes	2,804	2,523	(15,887)
Income tax expense (benefit)	85	31	(817)
Net income (loss) from continuing operations	2,719	2,492	(15,070)
Discontinued operations
Loss from discontinued business units, net of income tax benefit	—	(187)	(1,204)
Loss on disposal of the assets of the discontinued business units, net of income tax benefit	—	(2)	(773)
Net income (loss) from discontinued operations	—	(189)	(1,977)
Net income (loss)	2,719	2,303	(17,047)
Comprehensive income (loss)
Unrealized gains (losses) on cash flow hedge, net of tax	—	(44)	(159)
Comprehensive income (loss) attributable to Red Lion Hotels Corporation	$2,719	2,259	(17,206)
The accompanying notes are an integral part of these condensed financial statements.

RED LION HOTELS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Only)
For the Years Ended December 31, 2015, 2014, and 2013

	2015	2014	2013
	(In thousands)
Operating activities:
Net income (loss)	$2,719	$2,303	$(17,047)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,087	12,762	14,147
Amortization of debt issuance costs	8	124	100
(Gain) loss on disposition of property, equipment and other assets, net	(17,841)	(4,006)	660
Loss on early retirement of debt	2,763	—	—
Asset impairment	—	—	8,858
Deferred income taxes	59	6	(764)
Equity in investments	551	36	53
Stock based compensation expense	1,932	1,455	1,819
Provision for doubtful accounts	618	170	110
Change in current assets and liabilities:
Restricted cash for interest payments and other	(101)	(225)	2,417
Accounts receivable	(3,028)	(635)	(711)
Notes receivable	(167)	(153)	—
Inventories	304	198	(152)
Prepaid expenses and other	744	(890)	(230)
Accounts payable	(820)	(1,811)	(1,261)
Other accrued liabilities	2,761	1,399	(912)
Net cash provided by (used in) operating activities	(4,411)	10,733	7,087
Investing activities:
Capital expenditures	(3,921)	(24,891)	(13,193)
Purchase of GuestHouse International assets	(8,856)	—	—
Purchases of interests in investments in joint venture entities	(18,049)	—	—
Sales of interests in investments to joint venture partners	80,734	—	—
Distributions from investments in joint ventures	3,224	—	—
Proceeds from disposition of property and equipment	38,679	17,316	16,025
Proceeds from redemption of trust common securities	909	—	—
Collection of notes receivable related to property sales	3,509	1,914	3,706
Advance note receivable	(652)	—	—
Purchases of short-term investments	(18,720)	—	—
Sales of short-term investments	635	—	—
Other, net	28	61	(97)
Net cash provided by (used in) investing activities	77,520	(5,600)	6,441
Financing activities:
Borrowings on long-term debt	—	—	44,500
Repayment of long-term debt	(30,528)	(12,973)	(38,878)
Repayment of credit facility	—	—	(11,300)
Repayment of debentures to Red Lion Hotels Capital Trust	(30,825)	—	—
Debt issuance costs	—	(6)	(957)
Reduction of additional paid in capital for canceled restricted stock units	(347)	(155)	(303)
Other, net	137	69	(9)
Net cash used in financing activities	(61,563)	(13,065)	(6,947)
Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	11,546	(7,932)	6,581
Cash and cash equivalents at beginning of year	5,126	13,058	6,477
Cash and cash equivalents at end of year	$16,672	$5,126	$13,058
The accompanying notes are an integral part of these condensed financial statements.

RED LION HOTELS CORPORATION
(Parent Company Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS

A.	Organization

Principles of Consolidation

The condensed parent company only financial statements include only the accounts of Red Lion Hotels Corporation (the Company) and its wholly-owned subsidiaries. Investments in the Company's joint venture entities are accounted for under the equity method in these condensed financial statements.

Wholly-owned subsidiaries:
•Red Lion Hotels Holdings, Inc.
•Red Lion Hotels Franchising, Inc.
•Red Lion Hotels Management, Inc. ("RL Management")
•Red Lion Hotels Limited Partnership
Joint venture entities:
•RL Venture LLC
•RLS Atla Venture LLC
•RLS Balt Venture LLC

•	RLS DC Venture LLC
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted since this information is included in the Company’s consolidated financial statements included elsewhere in this Form 10-K.

B.	Commitments and Contingencies

At any given time we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a materially adverse effect on our consolidated financial position or net cash flow.

The table below summarizes the terms of the Company's operating leases, including extension periods at our option, as of December 31, 2015:

Property	Expiration date of lease	Extension periods
Red Lion River Inn	October 2018	Three renewal terms of five years each
Red Lion Hotel Seattle Airport (1)	December 2024	One renewal term of five years
Red Lion Anaheim	April 2021	17 renewal terms of five years each
Red Lion Hotel Kalispell	April 2028	Three renewal terms of five years each
Corporate headquarters	September 2017	None
Denver Design Center	February 2020	One renewal term of five years
(1) Ground lease only

Total future minimum payments due under all current term operating leases at December 31, 2015, are as indicated below (in thousands):

Year Ending December 31,
2016	$4,393
2017	4,260
2018	3,672
2019	3,059
2020	2,964
Thereafter	7,986
Total	$26,334

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2015, based on these criteria.
Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report which is included herein.
In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our applications and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient applications, automating manual processes, or implementing necessary oversight and approval processes for new businesses. With the growth in our franchise business during 2015, we established our Franchise Approval Committee whereby members of management meet regularly to review franchise proposals and actively monitor the performance of our franchise locations and overall business. There have been no other changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fourth fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Red Lion Hotels Corporation
Spokane, Washington
We have audited Red Lion Hotels Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Red Lion Hotels Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Red Lion Hotels Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Red Lion Hotels Corporation as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Spokane, WA
February 29, 2016

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Executive Officers of the Registrant

Name	Age	Position
Gregory T. Mount	55	President and Chief Executive Officer
James A. Bell	48	Executive Vice President, Chief Financial Officer
Harry G. Sladich	54	Executive Vice President, Hotel Operations and Sales
William J. Linehan	50	Executive Vice President, Chief Marketing Officer
Thomas L. McKeirnan	47	Executive Vice President, General Counsel and Secretary

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

James A. Bell.  Mr. Bell was appointed Executive Vice President, Chief Financial Officer effective October 29, 2014. Mr. Bell joined RLHC from Coldwater Creek, Inc., where he was most recently President and Interim Chief Executive Officer, and also served as Executive Vice President, Chief Operating Officer and Chief Financial Officer from January 2012 to June 2014, Senior Vice President Chief Financial Officer from March 2010 to January 2012 and Vice President of Finance from September 2009 to March 2010. From 2007 to 2009 Mr. Bell served as Senior Vice President Finance and Planning for Harry & David Holdings, Inc., and from 2002 to 2007, he was Senior Director of Finance and Controller for international clothing retailer Gap, Inc. Prior to working at Gap, Inc., Mr. Bell was Vice President in the technology investment banking group at Piper Jaffray, Inc. From May 1989 to June 1998, Mr. Bell served as an officer in the U.S. Navy and a Naval Flight Officer.

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

Thomas L. McKeirnan.    Mr. McKeirnan has been Executive Vice President, General Counsel and Secretary since February 2013. He served as Senior Vice President, General Counsel and Secretary from February 2005 through January 2013. He has been with our company since July 2003. Prior to joining us, Mr. McKeirnan was a partner at the Spokane, Washington law firm of Paine Hamblen Coffin Brooke & Miller LLP from January 2002 until July 2003 and an associate attorney at the same firm from 1999 to 2001. Mr. McKeirnan was an associate attorney with the Seattle, Washington law firm of Riddell Williams P.S. from 1995 until 1999. Mr. McKeirnan's private legal practice focused on corporate, transactional, real estate and securities law, with an emphasis on the hospitality industry. While in private practice, Mr. McKeirnan represented us as outside counsel on various strategic and transactional matters and also represented WestCoast Hotels, Inc. prior to our acquisition of that company. He also currently serves as Chairman of the Board of Directors of Gonzaga Preparatory School.

The remainder of the information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2016 Annual Meeting of Shareholders under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” This proxy statement will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015 pursuant to Regulation 14A under the Securities Exchange Act of 1934.

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

The information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2016 Annual Meeting of Shareholders under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2016 Annual Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

See Item 5 of this Annual Report on Form 10-K for information regarding our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2016 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Transactions,” and “Corporate Governance - Director Independence.”

Item 14.	Principal Accounting Fees and Services

The information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2016 Annual Meeting of Shareholders under the caption “Principal Accounting Fees and Services.”

PART IV

Item 15.	Exhibits

List of documents filed as part of this report:
1. Index to Red Lion Hotels Corporation financial statements:
2. Index to financial statement schedules:
All schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or the information is contained in the Financial Statements.
3. Index to exhibits:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 in the Current Report on Form 8-K (Commission File No. 001‑13957) filed on May 25, 2011)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 in the Current Report on Form 8-K (Commission File No. 001‑13957) filed on August 12, 2013)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 in the Form S‑3/A (Commission File No. 333-133287) filed on May 15, 2006)

Executive Compensation Plans and Agreements

10.1	2006 Stock Incentive Plan (incorporated by reference to Appendix C to the Schedule 14A (Commission File No. 001‑13957) filed on April 20, 2006)

10.2	First Amendment to 2006 Stock Incentive Plan (incorporated by reference to Appendix A to the Schedule 14A (Commission File No. 001‑13957) filed on April 22, 2009)

10.3
Form of Restricted Stock Unit Agreement -- Notice of Grant for the 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10 in the Current Report on Form 8-K (Commission File No. 001‑13957) filed on November 22, 2006)

10.4
Form of Notice of Grant of Stock Options and Option Agreement for the 2006 Stock Incentive Plan (incorporated by reference to Exhibit 20.1 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 14, 2006)

10.5	2015 Stock Incentive Plan (incorporated by reference to Appendix C to the Schedule 14A (Commission File No. 001‑13957) filed on April 20, 2015)

10.6 *	Form of Restricted Stock Unit Agreement -- Notice of Grant for the 2015 Stock Incentive Plan

10.7 *	Form of Notice of Grant of Stock Options and Option Agreement for the 2015 Stock Incentive Plan

10.8	2008 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Schedule 14A (Commission File No. 001‑13957) filed on April 22, 2008)

Exhibit Number	Description

10.9	First Amendment to 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on March 11, 2010)

10.10	Executive Officer’s Incentive Pay Plan Effective January 1, 2014 (incorporated by reference to Exhibit 10.10 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on March 5, 2014)

10.11	2015 RLHC Named Executive Officers Bonus Plan (incorporated by reference to Exhibit 10.4 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 5, 2015)

10.12
Employment offer letter of Gregory T. Mount, as amended and restated on February 27, 2015 (incorporated by reference to Exhibit 10.10 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on February 27, 2015)

10.13
Employment offer letter of James A. Bell, as amended and restated on February 27, 2015 (incorporated by reference to Exhibit 10.11 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on February 27, 2015)

10.14
Employment offer letter of William J. Linehan, as amended and restated on February 27, 2015 (incorporated by reference to Exhibit 10.12 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on February 27, 2015)

10.15
Executive Employment Agreement between the Registrant and Thomas L. McKeirnan, as amended and restated on February 27, 2015 (incorporated by reference to Exhibit 10.13 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on February 27, 2015)

10.16
Employment offer letter of Harry G. Sladich, as amended and restated on February 27, 2015 (incorporated by reference to Exhibit 10.14 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on February 27, 2015)

10.17
Retention Agreement dated June 24, 2014 between the Registrant and Julie Shiflett (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 8, 2014)

Other Material Contracts
10.18
Asset Contribution Agreement dated January 15, 2015 among the registrant, twelve of its indirect wholly owned subsidiaries, and RL Venture Holding LLC (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on May 8, 2015). Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items was granted by the SEC. The redacted material has been separately filed with the SEC.

10.19
Loan Agreement dated January 15, 2015 between RL Venture Holding LLC and twelve of its wholly owned subsidiaries, as borrowers, and Pacific Western Bank, as lender (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on May 8, 2015). Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items was granted by the SEC. The redacted material has been separately filed with the SEC.

10.20
Amended and Restated Limited Liability Company Agreement of RL Venture LLC dated January 16, 2015 (incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on May 8, 2015)

10.21
Membership Interest Purchase Agreement dated January 16, 2015 between the registrant and Shelbourne Falcon RLHC Investors LLC (incorporated by reference to Exhibit 10.4 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on May 8, 2015)

10.22
Registration Rights Agreement dated June 15, 2015 between the registrant and HNA RLH Investments LLC (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 5, 2015)

10.23
Investor Agreement dated June 15, 2015 among the registrant, HNA RLH Investments LLC and HNA Investment Management LLC (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 5, 2015)

10.24
Asset Purchase Agreement dated April 23, 2015 among the registrant, GuestHouse International, L.L.C. and Brendan Watters (incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 5, 2015)

Exhibit Number	Description

21 *	List of Subsidiaries of Red Lion Hotels Corporation

23 *	Consent of BDO USA, LLP

24	Powers of Attorney (included on signature page)

31.1 *	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)

31.2 *	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)

32.1 *	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(b)

32.2 *	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(b)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Exhibits filed with this report

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED LION HOTELS CORPORATION
Registrant

By /s/ GREGORY T. MOUNT
Gregory T. Mount
President and Chief Executive Officer

Date: February 29, 2016

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

Signature	Title	Date

/s/ GREGORY T. MOUNT	President and Chief Executive Officer (Principal Executive Officer), Director	February 29, 2016
Gregory T. Mount

/s/ JAMES A. BELL	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2016
James A. Bell

/s/ ROBERT G. WOLFE	Chairman of the Board of Directors	February 29, 2016
Robert G. Wolfe

/s/ RAYMOND R. BRANDSTROM	Director	February 29, 2016
Raymond R. Brandstrom

/s/ JAMES P. EVANS	Director	February 29, 2016
James P. Evans

/s/ ENRICO MARINI FICHERA	Director	February 29, 2016
Enrico Marini Fichera

/s/ DAVID J. JOHNSON	Director	February 29, 2016
David J. Johnson

/s/ MELVIN L. KEATING	Director	February 29, 2016
Melvin L. Keating

/s/ MICHAEL VERNON	Director	February 29, 2016
Michael Vernon

/s/ ALEXANDER WASHBURN	Director	February 29, 2016
Alexander Washburn