Form 10-Q
period 2016-03-31
Red Lion Hotels CORP
filed 2016-05-10
CIK 1052595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
As of May 3, 2016, there were 20,143,657 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2016 and December 31, 2015

	March 31, 2016	December 31, 2015
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents ($6,729 and $7,226 attributable to VIEs)	$18,852	$23,898
Restricted cash ($12,250 and $10,978 attributable to VIEs)	14,269	11,304
Short-term investments	17,720	18,085
Accounts receivable, net ($2,621 and $2,383 attributable to VIEs)	9,497	8,164
Notes receivable, net	1,278	929
Inventories ($432 and $497 attributable to VIEs)	642	721
Prepaid expenses and other ($1,018 and $1,081 attributable to VIEs)	2,782	2,149
Total current assets	65,040	65,250
Property and equipment, net ($168,041 and $163,746 attributable to VIEs)	198,736	195,390
Goodwill	8,512	8,512
Intangible assets	15,389	15,301
Notes receivable, long term	1,660	1,676
Other assets, net ($74 and $103 attributable to VIEs)	1,121	1,089
Total assets	$290,458	$287,218
LIABILITIES
Current liabilities:
Accounts payable ($5,384 and $7,178 attributable to VIEs)	$7,653	$9,263
Accrued payroll and related benefits ($16 and $1,763 attributable to VIEs)	2,539	6,163
Other accrued entertainment liabilities	10,715	9,211
Other accrued liabilities ($2,456 and $1,588 attributable to VIEs)	5,842	3,225
Long-term debt, due within one year ($272 and $0 attributable to VIEs)	272	—
Total current liabilities	27,021	27,862
Long-term debt, due after one year, net of debt issuance costs ($95,518 and $87,557 attributable to VIEs)	95,518	87,557
Deferred income	1,208	1,326
Deferred income taxes	2,906	2,872
Total liabilities	126,653	119,617

Commitments and contingencies

STOCKHOLDERS’ EQUITY
RLHC stockholders' equity
Preferred stock- 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 20,131,363 and 20,051,145 shares issued and outstanding	201	201
Additional paid-in capital	144,753	143,901
Accumulated deficit	(14,909)	(10,110)
Total RLHC stockholders' equity	130,045	133,992
Noncontrolling interests	33,760	33,609
Total stockholders' equity	163,805	167,601
Total liabilities and stockholders’ equity	$290,458	$287,218

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
For the Three Months Ended March 31, 2016 and 2015

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except per share data)
Revenue:
Company operated hotels	$24,149	$23,772
Other revenues from managed properties	1,185	163
Franchised hotels	3,296	2,093
Entertainment	4,031	3,677
Other	13	10
Total revenues	32,674	29,715
Operating expenses:
Company operated hotels	21,599	20,922
Other costs from managed properties	1,185	163
Franchised hotels	3,356	2,377
Entertainment	3,437	3,126
Other	13	8
Depreciation and amortization	3,502	2,976
Hotel facility and land lease	1,161	1,600
Gain on asset dispositions, net	(117)	(16,415)
General and administrative expenses	3,057	2,324
Total operating expenses	37,193	17,081
Operating income (loss)	(4,519)	12,634
Other income (expense):
Interest expense	(1,461)	(1,502)
Loss on early retirement of debt	—	(1,159)
Other income, net	219	272
Income (loss) from operations before taxes	(5,761)	10,245
Income tax expense (benefit)	59	112
Net income (loss)	(5,820)	10,133
Net (income) loss attributable to noncontrolling interest	1,021	30
Net income (loss) attributable to RLHC	$(4,799)	$10,163

Earnings (loss) per share - basic	$(0.24)	$0.51
Earnings (loss) per share - diluted	$(0.24)	$0.51

Weighted average shares - basic	20,088	19,895
Weighted average shares - diluted	20,088	20,067

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2016 and 2015

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Operating activities:
Net income (loss)	$(5,820)	$10,133
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,502	2,976
Amortization of debt issuance costs	302	132
Gain on disposition of property, equipment and other assets, net	(117)	(16,415)
Loss on early retirement of debt	—	1,159
Deferred income taxes	34	7
Equity in investments	(170)	(33)
Stock based compensation expense	608	250
Provision for doubtful accounts	99	(2)
Change in current assets and liabilities:
Restricted cash for interest payments and other	(687)	(5,358)
Accounts receivable	(1,432)	(343)
Notes receivable	(22)	(175)
Inventories	79	135
Prepaid expenses and other	(600)	(25)
Accounts payable	(3,367)	626
Accrued other liabilities	(1,197)	4,684
Net cash used in operating activities	(8,788)	(2,249)
Investing activities:
Capital expenditures	(5,180)	(2,234)
Proceeds from disposition of property and equipment	—	37,729
Collection of notes receivable related to property sales	18	336
Advance of note receivable	(329)	(15)
Sales of short-term investments	365	—
Change in restricted cash for property improvements	(585)	—
Other, net	78	(54)
Net cash provided by (used in) investing activities	(5,633)	35,762
Financing activities:
Borrowings on long-term debt	7,993	53,807
Repayment of long-term debt	—	(30,528)
Debt issuance costs	(34)	(2,423)
Proceeds from sale of interests in joint ventures	1,500	17,071
Reduction of additional paid in capital for canceled restricted stock units	(161)	49
Other, net	77	—
Net cash provided by financing activities	9,375	37,976

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(5,046)	71,489
Cash and cash equivalents at beginning of period	23,898	5,126
Cash and cash equivalents at end of period	$18,852	$76,615

The accompanying condensed notes are an integral part of the consolidated financial statements

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (Continued)
For the Three Months Ended March 31, 2016 and 2015

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Income taxes	$14	$13
Interest on long-term debt	$1,298	$1,366
Non-cash investing and financing activities:
Funds received in advance for sale of joint venture - classified as restricted cash	$1,693	$—
Reclassification between short and long term notes receivable	$2	$227
Property and equipment, purchases not yet paid	$1,757	$—
Reclassification between accounts receivable and notes receivable	$—	$80

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation ("RLHC", "we", "our", "us" or "our company") is a NYSE-listed hospitality and leisure company (ticker symbols RLH) primarily engaged in the management, franchising and ownership of hotels under our proprietary brands, including Hotel RL, Red Lion Hotels, Red Lion Inns & Suites, GuestHouse International and Settle Inn & Suites (collectively the "RLHC Brands"). All of our hotels currently operate under the RLHC Brands which represent upper, midscale and economy hotels.

A summary of our properties as of March 31, 2016 is provided below:

	Hotels	Total Available Rooms
Company operated hotels
Majority owned and consolidated	14	2,761
Leased and consolidated	4	867
Managed	2	361
Franchised hotels	102	10,744
Total systemwide	122	14,733

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

The consolidated balance sheet as of December 31, 2015 has been compiled from the audited balance sheet as of such date. We believe the disclosures included herein are adequate; however, they should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2015, filed with the SEC on Form 10-K on February 29, 2016.

In the opinion of management, these unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly our consolidated financial position at March 31, 2016, the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2016 and 2015, and the consolidated cash flows for the three months ended March 31, 2016 and 2015. The comprehensive income (loss) for the periods presented may not be indicative of that which may be expected for a full year.

Principles of Consolidation

The consolidated financial statements include all accounts and wholly and majority-owned subsidiaries' accounts. All inter-company and inter-segment transactions and accounts have been eliminated upon consolidation.

The financial statements encompass the accounts of Red Lion Hotels Corporation and all of its consolidated subsidiaries, including:
Wholly-owned subsidiaries:
•Red Lion Hotels Holdings, Inc.
•Red Lion Hotels Franchising, Inc.
•Red Lion Hotels Management, Inc. ("RL Management")
•Red Lion Hotels Limited Partnership

Joint venture entities:
•RL Venture LLC ("RL Venture") in which we hold a 55% member interest
•RLS Atla Venture LLC ("RLS Atla Venture") in which we hold a 55% member interest
•RLS Balt Venture LLC ("RLS Balt Venture") in which we hold a 73% member interest
•RLS DC Venture LLC ("RLS DC Venture") in which we hold a 55% member interest (effective April 1, 2016)

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. At times, cash balances at banks and other financial institutions may be in excess of federal insurance limits.

Restricted Cash

In accordance with our various borrowing arrangements, at March 31, 2016 cash of $14.3 million was held primarily as reserves for debt service (interest only), property improvements, funds held in escrow for additional member interest sale and other requirements from the lenders.

Short-Term Investments

Short-term investments consist of variable rate demand notes with maturities that range from two to thirty-five years. They are all classified as available-for-sale investments and have been further classified as short term as the investments contain options which allow us to put them to the trustee with one day to one week's notice. The carrying amounts are reasonable estimates of their fair values due to interest rates which are variable in nature and the put provision at par plus accrued interest.

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

The following schedule summarizes the activity in the allowance account for trade accounts receivable:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Allowance for doubtful accounts, operations
Balance, January 1	$657	$303
Additions to allowance	99	(68)
Write-offs, net of recoveries	(2)	(35)
Balance, March 31	$754	$200

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

Other Assets

Other assets primarily consist of key money arrangements and IT system implementation costs for franchisees. We recognize key money paid in conjunction with entering into long-term franchise agreements as prepaid expenses and amortize the amount paid against revenue over the term of the franchise agreements. IT system implementation costs represent costs incurred to implement RevPAK applications for new franchises and are amortized over the initial term of the software license arrangement.

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

Deferred Income

In 2003, we sold a hotel to an unrelated party in a sale-operating leaseback transaction. The pre-tax gain on the transaction of approximately $7.0 million was deferred and is being amortized into income over the period of the lease term, which expires in November 2018 and is renewable for three, five-year terms at our option. During the three months ended March 31, 2016 and 2015, we recognized income of approximately $0.1 million each period for the amortization of the deferred gain. The remaining balance at March 31, 2016, was $1.2 million.

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

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning, and results of recent operations. At March 31, 2016 and December 31, 2015, a valuation allowance has been recorded to reduce our deferred tax assets to an amount that is more likely than not to be realized. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We classify any interest expense and penalties related to underpayment of taxes and any interest income on tax overpayments as components of income tax expense.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. See Note 10.

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

Advertising and Promotion

Costs associated with advertising and promotional efforts are generally expensed as incurred. During the three months ended March 31, 2016 and 2015 we incurred approximately $1.4 million and $1.3 million in advertising expense.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share attributable to Red Lion Hotels Corporation is computed by dividing income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share attributable to Red Lion Hotels Corporation gives effect to all dilutive potential shares that are outstanding during the period and include outstanding stock options, other outstanding employee equity grants and warrants, by increasing the weighted-average number of shares outstanding by their effect. When we report a net loss during the period, basic and diluted earnings (loss) per share are the same. See Note 12.

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

Restatement for Cash Flow Misclassification

During the fourth quarter of 2015, we identified a cash flow misclassification related to the proceeds from the sales of interests in our joint venture entities during the period ended March 31, 2015. This error did not affect net income, stockholders' equity, cash flows from operations or the net increase or decrease in cash and cash equivalents for the period. The classification error incorrectly included these cash inflows as investing activities when they should have been classified as inflows from financing activities in the Consolidated Statement of Cash Flows for the period ended March 31, 2015. In accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, "Materiality," and SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," we evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to the current and prior interim period. Consequently, the Consolidated Statement of Cash Flows contained in this Report has been restated for the three months ended March 31, 2015. This change resulted in a decrease of $17.1 million from cash flows provided by investing activities and a corresponding increase to cash inflows from financing activities.
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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the consolidation analysis for both the variable interest model and for the voting model for limited partnerships and similar entities. ASU 2015-02 became effective for us beginning January 1, 2016. ASU 2015-02 provides for one of two methods of transition: retrospective application to each prior period presented; or, recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. The adoption of this new standard did not have any impact on our financial condition or results of operations.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 became effective for us beginning January 1, 2016. Upon adoption, this ASU did not have a material impact on our financial condition or results of operations.

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

3.    Business Segments

As of March 31, 2016, we had three reporting segments: company operated hotels, franchised hotels and entertainment. The "other" segment consists of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables, certain property and equipment and general and administrative expenses, which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense, income taxes and certain corporate expenses; therefore, they have not been allocated to the operating segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues and expenses.

Selected financial information is provided below (in thousands):

Three months ended March 31, 2016	Company Operated Hotels	Franchised Hotels	Entertainment	Other	Total
Revenue	$25,334	$3,296	$4,031	$13	$32,674

Segment operating expenses	$22,784	$3,356	$3,437	$13	$29,590
Depreciation and amortization	3,319	(86)	54	215	3,502
Other operating expenses and gains on asset dispositions	1,045	—	—	3,056	4,101
Operating income (loss)	$(1,814)	$26	$540	$(3,271)	$(4,519)

Capital expenditures	$6,580	$—	$—	$107	$6,687
Identifiable assets as of March 31, 2016	$255,680	$21,316	$5,407	$8,055	$290,458

Three months ended March 31, 2015	Company Operated Hotels	Franchise Hotels	Entertainment	Other	Total
Revenue	$23,935	$2,093	$3,677	$10	$29,715

Segment operating expenses	$21,085	$2,377	$3,126	$8	$26,596
Depreciation and amortization	2,761	11	74	130	2,976
Other operating expenses and gains on asset dispositions	(14,889)	—	—	2,398	(12,491)
Operating income (loss)	$14,978	$(295)	$477	$(2,526)	$12,634

Capital expenditures	$1,849	$—	$88	$297	$2,234
Identifiable assets as of December 31, 2015	$255,876	$20,180	$5,256	$5,906	$287,218

4.     Variable Interest Entities

Our joint venture entities have been determined to be variable interest entities ("VIEs"), and RLHC has been determined to be the primary beneficiary of each VIE. Therefore, we consolidate the assets, liabilities, and results of operations of (1) RL Venture, (2) RLS Balt Venture, (3) RLS Atla Venture and (4) RLS DC Venture. See Note 2 for discussion of the significant judgments and assumptions made by us in determining whether an entity is a VIE and if we are the primary beneficiary and therefore must consolidate the VIE. See Note 7 for further discussion of the terms of the long-term debt at each of the joint venture entities.

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

Cash distributions are made periodically based on calculated distributable income. During the first quarter of 2016, RL Venture made no cash distributions.

Refer to Note 7 for further discussion of the long-term debt of RL Venture.

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

Cash distributions are made periodically based on calculated distributable income. There were no cash distributions made during the three months ended March 31, 2016.

Refer to Note 7 for further discussion of the long-term debt of RLS Balt Venture.

RLS Atla Venture

In September 2015, we formed a joint venture, RLS Atla Venture, with Shelbourne Falcon Big Peach Investors LLC ("Shelbourne Falcon III"), an entity led by Shelbourne. We own a 55% interest in the joint venture and Shelbourne Falcon III owns a 45% interest. RLH Atlanta LLC ("RLH Atlanta"), which is wholly-owned by RLS Atla Venture, owns a hotel adjacent to the Atlanta International Airport that opened in April 2016 as the Red Lion Hotel Atlanta International Airport. RLS Atla Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RLS Atla Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne. Further, Shelbourne does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our 55% equity interest and management fees. As a result, we consolidate RLS Atla Venture. The equity interest owned by Shelbourne Falcon III is reflected as a noncontrolling interest in the consolidated financial statements.

Cash distributions are made periodically based on calculated distributable income. There were no cash distributions made during the three months ended March 31, 2016.

Refer to Note 7 for further discussion of the long-term debt of RLS Atla Venture.

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

Cash distributions are made periodically based on calculated distributable income. There were no cash distributions made during the three months ended March 31, 2016.

As part of the organization of RLS DC Venture, Shelbourne Falcon IV had an option to purchase from us up to an additional 31% of the member interests. On February 3, 2016, Shelbourne Falcon IV elected to purchase from us an additional 15% of the member interests of RLS DC Venture, based on an aggregate purchase price of $1.5 million. Shelbourne Falcon IV, with a 29% member interest, is still considered a noncontrolling interest in the consolidated financial statements. With the sale of the additional member interest without a corresponding change in control $0.2 million was recognized as an increase in additional paid in capital in February 2016. As of March 31, 2016, Shelbourne Falcon IV still had the option to purchase from us an additional 16% of the member interests of RLS DC Venture. This purchase was completed on April 1, 2016 for $1.7 million, for a gain of $277,000 in RLHC's additional paid in capital, as we continue to consolidate RLS DC Venture since we are the primary beneficiary. Following the April 1, 2016 transaction, we now own 55% of RLS DC Venture, and Shelbourne Falcon IV owns 45%.

Refer to Note 7 for further discussion of the long-term debt of RLS DC Venture.

5.    Property and Equipment

Property and equipment is summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
Buildings and equipment	$221,630	$217,787
Furniture and fixtures	33,706	32,821
Landscaping and land improvements	7,559	7,253
	262,895	257,861
Less accumulated depreciation	(126,913)	(123,084)
	135,982	134,777
Land	43,242	43,242
Construction in progress	19,512	17,371
Property and equipment, net	$198,736	$195,390

6.     Goodwill and Intangible Assets

Goodwill represents the excess of the estimated fair value of the net assets acquired during business combinations over the net tangible and identifiable intangible assets acquired. Goodwill was recorded in prior years in connection with the acquisitions of franchises and entertainment businesses.

The Red Lion and GuestHouse International brand names are identifiable, indefinite-lived intangible assets that represent the separable legal right to a trade name and associated trademarks. We acquired the Red Lion brand name in a business combination we entered into in 2001. We purchased the GuestHouse International and Settle Inn & Suites brand names from GuestHouse International LLC in April 2015 and allocated the purchase price of $5.5 million.

In the table below, the customer contracts represent the franchise license agreements acquired with the GuestHouse International brand. We have allocated $3.3 million of the final purchase price to the customer. Franchise license agreements are amortized over 10 years which represents the period of expected cash flows, using an accelerated amortization method that matches the economic benefit of the agreements.

In the third quarter of 2015, we determined the contingent consideration due to the sellers of GuestHouse International had not been earned and reduced our allocation of the purchase price by $1.5 million.

We estimated the fair value of our customer contracts and brand names purchased from GuestHouse International using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. See Note 13 for additional information.

We assess goodwill and the other intangible assets for potential impairments annually as of October 1, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets. We did not impair any goodwill or intangible assets during the three months ended March 31, 2016 or 2015.

The following table summarizes the balances of goodwill and other intangible assets (in thousands):

	March 31, 2016	December 31, 2015
Goodwill	$8,512	$8,512
Intangible assets
Brand names	$12,460	$12,314
Customer contracts	2,795	2,853
Trademarks	134	134
Total intangible assets	$15,389	$15,301

Goodwill and other intangible assets attributable to each of our business segments were as follows (in thousands):

	March 31, 2016		December 31, 2015
		Other		Other
	Goodwill	Intangibles	Goodwill	Intangibles
Company operated hotels	$—	$4,659	$—	$4,659
Franchised hotels	5,351	10,724	5,351	10,636
Entertainment	3,161	6	3,161	6
Total	$8,512	$15,389	$8,512	$15,301

The following table summarizes the balances of amortized customer contracts (in thousands):

	March 31, 2016	December 31, 2015
Historical cost	$3,273	$3,420
Accumulated amortization	(478)	(567)
Net carrying amount	$2,795	$2,853

As of March 31, 2016, estimated future amortization expenses related to intangible assets is as follows (in thousands):

Year Ending December 31,	Amount
2016	$451
2017	531
2018	433
2019	366
2020	307
Thereafter	707
Total	$2,795

7. Long-Term Debt
The current and non-current portions of long-term debt as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Current	Non-Current	Current	Non-Current
RL Venture	$272	$60,347	$—	$56,307
RL Baltimore	—	13,300	—	13,300
RLH Atlanta	—	9,400	—	6,000
RLH DC	—	15,446	—	15,165
Total debt	272	98,493	—	90,772
Unamortized debt issuance costs	—	(2,975)	—	(3,215)
Long-term net of debt issuance costs	$272	$95,518	$—	$87,557
The collateral for each of the borrowings within the joint venture entities is the assets and proceeds of each respective entity.
RL Venture

In January 2015, RL Venture Holding LLC, a wholly-owned subsidiary of RL Venture, and each of its 12 wholly-owned subsidiaries entered into a loan agreement with Pacific Western Bank. The original principal amount of the loan was $53.8 million with an additional $26.2 million to be drawn over a two-year period to cover improvements related to the 12 hotels owned by the subsidiaries. We drew $2.5 million during the year ended December 31, 2015 and $4.3 million in the three months ended March 31,

2016. At March 31, 2016, the remaining amount of funds available to draw on the loan was $19.4 million, and there were unamortized debt issuance fees of $1.7 million.

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

The loan requires us to comply with customary reporting and operating covenants applicable to RL Venture, including requirements relating to debt service loan coverage ratios. It also includes customary events of default. We were in compliance with these covenants at March 31, 2016.

RL Baltimore

In April 2015, RL Baltimore obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by the Hotel RL Baltimore Inner Harbor. The initial principal amount of the loan was $10.1 million, and the lender agreed to advance an additional $3.2 million to cover expenses related to improvements to the hotel, which we drew during the year ended December 31, 2015. At March 31, 2016 the funds on the loan were fully disbursed. At March 31, 2016, there were unamortized debt issuance fees of $0.6 million.

The loan matures in May 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.25%. No principal payments are required during the initial term of the loan. Principal payments of $16,000 per month are required beginning in May 2018 if the extension option is exercised.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RL Baltimore under the loan agreement is generally non-recourse.  However, the lender may obtain a monetary judgment against RL Baltimore if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  RLHC has guaranteed these recourse obligations of RL Baltimore and agreed to customary reporting and operating covenants. We were in compliance with these covenants at March 31, 2016.

RLH Atlanta

In September 2015, RLH Atlanta obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by a hotel adjacent to the Atlanta International Airport, which opened in April 2016 as the Red Lion Hotel Atlanta International Airport. The initial principal amount of the loan was $6.0 million, and the lender has agreed to advance an additional $3.4 million to cover expenses related to improvements to the hotel, which we drew in the three months ended March 31, 2016, and with this advancement of funds the loan was fully disbursed. At March 31, 2016, there were unamortized debt issuance fees of $0.2 million.

The loan matures in September 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.35%. No principal payments are required during the initial term of the loan.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RLH Atlanta under the loan agreement is generally non-recourse.  However, the lender may obtain a monetary judgment against RL Atlanta if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  RLHC has guaranteed these recourse obligations of RL Atlanta and agreed to customary reporting and operating covenants. We were in compliance with these covenants at March 31, 2016.

RLH DC

In October 2015, RLH DC obtained a new mortgage loan from Pacific Western Bank secured by the Hotel RL Washington DC. The initial principal amount of the loan was $15.2 million, and the lender agreed to advance an additional $2.3 million to cover expenses related to improvements to the hotel. We drew $0.3 million in additional funds during the three months ended March 31, 2016. At March 31, 2016, the remaining amount of funds available to draw on the loan was $2.0 million, and there were unamortized debt issuance costs of $0.4 million.

The loan matures in October 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.55%. Fixed monthly principal payments begin in October 2018 in an amount that would repay the outstanding principal balance over an amortization period of twenty-five years.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RLH DC under the loan agreement is generally non-recourse.  However, the lender may obtain a monetary judgment against RLH DC if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  RLHC has guaranteed these recourse obligations of RLH DC and agreed to customary reporting and operating covenants. We were in compliance with these covenants at March 31, 2016.

Wells Fargo
In January 2015, in connection with the RL Venture transaction, we repaid the outstanding balance of our Wells Fargo term loan. We recognized a $1.1 million "Loss on early retirement of debt" on the Consolidated Statement of Comprehensive Income (Loss) related to termination fees and write-off of the previously recorded prepaid debt fees and unamortized debt discount balances.
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

8.    Derivative Financial Instruments

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

RL Venture

As required under our RL Venture loan, we entered into an interest rate cap with Commonwealth Bank of Australia to cap our interest rate exposure. The cap had an original notional amount of $80.0 million and caps the LIBOR reference rate at 4.0%. The cap expires in January 2018. At March 31, 2016, the valuation of the interest rate cap resulted in the recognition of an asset totaling $2,000, which is included in "Other assets, net" on the Consolidated Balance Sheets.

RL Baltimore

As required under our RL Baltimore loan, we entered into an interest rate cap with Commonwealth Bank of Australia to cap our interest rate exposure. The cap had an original notional amount of $13.3 million and caps the LIBOR reference rate at 3.0%. The cap expires in May 2018. At March 31, 2016, the valuation of the interest rate cap resulted in the recognition of an asset totaling $2,000, which is included in "Other assets, net" on the Consolidated Balance Sheets.

RLH Atlanta

As required under our RLH Atlanta loan, we entered into an interest rate cap with SMBC Capital Markets, Inc. to cap our interest rate exposure. The cap had an original notional amount of $9.4 million and caps the LIBOR reference rate at 3.0%. The cap expires in September 2018. At March 31, 2016, the valuation of the interest rate cap resulted in the recognition of an asset totaling $3,000, which is included in "Other assets, net" on the Consolidated Balance Sheets.

RLH DC

As required under our RLH DC loan, we entered into an interest rate cap with Commonwealth Bank of Australia to cap our interest rate exposure. The cap had an original notional amount of $17.5 million and caps the LIBOR reference rate at 3.0%. The cap expires in November 2018. At March 31, 2016, the valuation of the interest rate cap resulted in the recognition of an asset totaling $7,000, which is included in "Other assets, net" on the Consolidated Balance Sheets.

Wells Fargo

In January 2015, in connection with the early retirement of the Wells Fargo credit facility, we settled and terminated the associated interest rate swap with Wells Fargo. The outstanding notional amount at the time of the termination was approximately $16.2 million. Of the $2.8 million "Loss on early retirement of debt" on the Consolidated Statement of Comprehensive Income (Loss) $1.2 million resulted from the termination of the credit facility and the swap, including $0.2 million attributable to termination of the swap. See Note 7 for additional information.

9.    Commitments and Contingencies

At any given time we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a materially adverse effect on our consolidated financial position or net cash flow.

10.    Income Taxes

There was an income tax provision of $59,000 for the three months ended March 31, 2016 and a $112,000 income tax provision for the three months ended March 31, 2015. The income tax provision varies from the statutory rate primarily due to a full valuation allowance against our deferred assets.

We have federal operating loss carryforwards, which will expire beginning in 2033, state operating loss carryforwards, which will expire beginning in 2017, and tax credit carryforwards, which will begin to expire in 2024.

11.    Stockholders' Equity

We are authorized to issue 50 million shares of common stock, par value $0.01 per share, and 5 million shares of preferred stock, par value $0.01 per share. As of March 31, 2016, there were 20,131,363 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. The board of directors has the authority, without action by the shareholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights of the common stock.

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

Stock Incentive Plans

The 2006 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by our shareholders and allowed awards of 2.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of March 31, 2016, there were 44,869 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.

The 2015 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by our shareholders and allows awards of 1.4 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of March 31, 2016, there were 475,185 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2015 plan.

Stock based compensation expense reflects the fair value of stock based awards measured at grant date, including an estimated forfeiture rate, and is recognized over the relevant service period. For the quarters ended March 31, stock-based compensation expense is as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Restricted stock units	$496	$214
Unrestricted stock awards	105	122
ESPP	7	3
Total stock-based compensation	$608	$339

Stock Options

Stock options issued are valued based upon the Black-Scholes option pricing model and we recognize this value as an expense over the periods in which the options vest. Use of the Black-Scholes option-pricing model requires that we make certain assumptions, including expected volatility, forfeiture rate, risk-free interest rate, expected dividend yield and expected life of the options, based on historical experience. Volatility is based on historical information with terms consistent with the expected life of the option. The risk free interest rate is based on the quoted daily treasury yield curve rate at the time of grant, with terms consistent with the expected life of the option. For the three months ended March 31, 2016 and 2015 the stock options granted were 81,130 and no shares, respectively. There were no stock option expenses recognized for the three months ended March 31, 2016 and 2015.

Stock option fair value assumptions are as follows for stock options granted during the three months ended March 31, 2016:

Grant Date	Volatility	Forfeiture Rate	Risk-free Interest Rate	Dividend Yield	Expected Life (Years)
March 28, 2016	61.12%	21.07%	1.37%	—%	5

A summary of stock option activity for the three months ended March 31, 2016, is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2015	71,676	$10.41
Options granted	81,130	8.20
Options exercised	—	—
Options forfeited	—	—
Balance, March 31, 2016	152,806	$9.23
Exercisable, March 31, 2016	71,676	$10.41

Additional information regarding stock options outstanding and exercisable as of March 31, 2016, is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$8.20	81,130	9.99	2026	$8.20	$18,660	—	$—	$—
$8.74	40,836	2.14	2018	8.74	—	40,836	8.74	—
$12.21	15,195	0.64	2016	12.21	—	15,195	12.21	—
$13.00	15,645	1.38	2017	13.00	—	15,645	13.00	—
	152,806	6.80	2016-2026	$9.23	$18,660	71,676	$10.41	$—

(1)
The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been fully vested and exercised on the last trading day of the first three months of 2016, or March 31, 2016, based upon our closing stock price on that date of $8.43.

Restricted Stock Units, Shares Issued as Compensation

As of March 31, 2016 and 2015, there were 1,382,344 and 640,459 unvested restricted stock units outstanding. Since we began issuing restricted stock units, approximately 22.1% of total units granted have been forfeited. In the first quarter of 2016, we recognized approximately $0.5 million in compensation expense related to restricted stock units compared to $0.2 million in the comparable period in 2015. As the restricted stock units vest, we expect to recognize approximately $6.8 million in additional compensation expense over a weighted average period of 38 months, including $1.7 million during the remainder of 2016.

A summary of restricted stock unit activity for the three months ended March 31, 2016, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2016	1,224,920	$6.95
Granted	242,989	$8.17
Vested	(75,407)	$6.70
Forfeited	(10,158)	$6.33
Balance, March 31, 2016	1,382,344	$7.18

In 2016, 75,407 shares of common stock were issued to employees as their restricted stock units vested. Under the terms of the 2006 and 2015 plans and upon issuance, we authorized a net settlement of distributable shares to employees after consideration of individual employees' tax withholding obligations, at the election of each employee. The fair value of restricted stock that vested during three months ended March 31, 2016 and 2015 was approximately $0.5 million and $0.2 million, respectively.

Unrestricted Stock Awards

Unrestricted stock awards are granted to members of our Board of Directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of the grant.

The following table summarizes unrestricted stock award activity for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Shares of unrestricted stock granted	14,934	19,285
Weighted average grant date fair value per share	$7.03	$6.34

Employee Stock Purchase Plan

In 2008, we adopted a new employee stock purchase plan ("ESPP") upon expiration of our previous plan. Under the ESPP, 300,000 shares of common stock are authorized for purchase by eligible employees at a 15% discount through payroll deductions. No employee may purchase more than $25,000 worth of shares, or more than 10,000 total shares, in any calendar year. As allowed under the ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. During the three months ended March 31, 2016 and 2015, there were 12,735 and 10,614 shares, respectively, issued, and approximately $7,289 and $3,329 was recorded in compensation expense related to the discount associated with the plan in each period, respectively.

	Three Months Ended March 31,
	2016	2015
Shares of stock sold to employees	12,735	10,614
Weighted average fair value per ESPP share	$5.96	$4.64

Warrants

In January 2015, in connection with Shelbourne Falcon’s purchase of equity interests in RL Venture, we issued Shelbourne a warrant to purchase 442,533 shares of common stock. The warrants have a five year term from the date of issuance and a per share exercise price of $6.78. The warrants have been classified as equity due to required share settlement upon exercise. Accordingly, the estimated fair value of the warrants was recorded in additional paid in capital upon issuance, and we do not recognize subsequent changes in fair value in our financial statements. As of March 31, 2016 all warrants were still outstanding.

12.    Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the three months ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator - basic and diluted:
Net income (loss)	$(5,820)	$10,133
Less: net (income) loss attributable to noncontrolling interest	1,021	30
Net income (loss) attributable to Red Lion Hotels Corporation	$(4,799)	$10,163
Denominator:
Weighted average shares - basic	20,088	19,895
Weighted average shares - diluted	20,088	20,067

Earnings (loss) per share - basic	$(0.24)	$0.51

Earnings (loss) per share - diluted	$(0.24)	$0.51

For the three months ended March 31, 2016, all of the 152,806 options to purchase common shares, all of the 1,382,344 restricted stock units outstanding, and all of the 442,533 warrants to purchase common shares were not included in the diluted per share calculation as they were antidilutive. For the three months ended March 31, 2015, all of the 75,176 options to purchase common shares, 469,424 of the 640,459 restricted stock units outstanding, and all of the 442,533 warrants to purchase common shares were not included in the diluted per share calculation as they were antidilutive.

13.    Fair Value of Financial Instruments

Applicable accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). We measure our assets and liabilities using inputs from the Level 1, Level 2 and Level 3 of the fair value hierarchy.

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

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:	(in thousands)
Cash and cash equivalents and restricted cash	$33,121	$33,121	$35,202	$35,202
Short-term investments	$17,720	$17,720	$18,085	$18,085
Accounts receivable	$9,497	$9,497	$8,164	$8,164
Notes receivable	$2,938	$2,938	$2,605	$2,605
Interest rate caps	$14	$14	$42	$42
Financial liabilities:
Total debt	$98,765	$103,792	$90,772	$94,029

14. Related Party Transactions

RL Venture has agreed to pay to Shelbourne Falcon an investor relations fee each month equal to 0.50% of its total aggregate revenue. Columbia Pacific Opportunity Fund, LP, one of our company's largest shareholders, is an investor in Shelbourne Falcon. During the three months ended March 31, 2016 and 2015, Shelbourne Falcon earned $100,400 and $0, respectively.

RL Venture has also agreed to pay CPA Development, LLC, an affiliate of Columbia Pacific Opportunity Fund, LP, a construction management fee of $200,000. During the three months ended March 31, 2016 and 2015, RL Venture paid $33,300 and $18,200, respectively, of this fee.

In May 2015, we entered into a management agreement with the LLC that owns Red Lion Hotel Woodlake Conference Center Sacramento. A member of our board of directors is a 50% owner of the entity that serves as the manager of that LLC. During the three months ended March 31, 2016 we recognized management fee revenue from the LLC of $29,800.

Effective March 29, 2016, our wholly owned subsidiary, Red Lion Hotels Management, Inc., entered into a one-year contract to manage the Hudson Valley Resort and Spa, a hotel located in Kerhonkson, New York. The hotel is owned by HNA Hudson Valley Resort & Training Center LLC, an affiliate of HNA RLH Investments LLC, one of our largest shareholders, and is controlled by HNA Group North America LLC, for which Enrico Marini Fichera, one of our directors, serves as the Head of Investments. Under that contract, our subsidiary is entitled to a monthly management fee equal to $8,333 or three percent of the hotel’s gross operating revenues, whichever is larger.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will” and similar expressions or their negatives are used in this quarterly report, these are forward-looking statements. Many possible events or factors, including those discussed in “Risk Factors” under Item 1A of our annual report filed with the Securities and Exchange Commission (“SEC”) on Form 10-K for the year ended December 31, 2015, filed February 29, 2016, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

In this report, "we," "us," "our," "our company" and "RLHC" refer to Red Lion Hotels Corporation and, as the context requires, all of its consolidated subsidiaries, as follows:
Wholly-owned subsidiaries:
•Red Lion Hotels Holdings, Inc.
•Red Lion Hotels Franchising, Inc.
•Red Lion Hotels Management, Inc. ("RL Management")
•Red Lion Hotels Limited Partnership
Joint venture entities:
•RL Venture LLC ("RL Venture") in which we hold a 55% member interest
•RLS Atla Venture LLC ("RLS Atla Venture") in which we hold a 55% member interest
•RLS Balt Venture LLC ("RLS Balt Venture") in which we hold a 73% member interest
•RLS DC Venture LLC ("RLS DC Venture") in which we hold a 55% member interest (effective April 1, 2016)

The terms "the network", "systemwide hotels" or "network of hotels" refer to our entire group of owned, managed and franchised hotels.

The following discussion and analysis should be read in connection with our unaudited consolidated financial statements and the condensed notes thereto and other financial information included elsewhere in this quarterly report, as well as in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2015, filed with the SEC on Form 10-K.

Introduction

We are a NYSE-listed hospitality and leisure company (ticker symbol RLH) primarily engaged in the management, franchising and ownership of hotels under our proprietary brands, including Hotel RL, Red Lion Hotel, Red Lion Inns & Suites, GuestHouse and Settle Inn & Suites (collectively the “RLHC Brands”). The RLHC Brands represent upscale, midscale and economy hotels.

A summary of our properties as of March 31, 2016 is provided below:

	Hotels	Total Available Rooms

Company operated hotels
Majority owned and consolidated	14	2,761
Leased	4	867
Managed	2	361
Franchised hotels	102	10,744
Total systemwide	122	14,733

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

•	The entertainment segment is composed of our WestCoast Entertainment and TicketsWest operations.
Our remaining activities, none of which constitutes a reportable segment, have been aggregated into "other".

Overview

Revenue per available room ("RevPAR") for company operated hotels on a comparable basis from operations increased 1.5% in the first quarter of 2016 from the same period in 2015. Average Daily Rate ("ADR") on a comparable basis from operations decreased 0.4% in the first quarter of 2016 to $88.26 from $88.61 in the first quarter of 2015. Occupancy on a comparable basis from operations increased 120 basis points in the first quarter of 2016 from the first quarter of 2015.

Comparable RevPAR for midscale franchised hotels increased 7.6% in the first quarter of 2016 from the first quarter of 2015. Comparable ADR increased 0.3% in the first quarter of 2016 to $83.94 from $83.65 in 2015. Comparable occupancy increased 370 basis points in the first quarter of 2016 as compared to the first quarter of 2015.

Comparable RevPAR for economy franchised hotels increased 3.6% in the first quarter of 2016 from the first quarter of 2015. Comparable ADR decreased 1.0% in the first quarter of 2016 to $62.51 from $63.13 in 2015. Comparable occupancy increased 180 basis points in the first quarter of 2016 as compared to the first quarter of 2015.

Average occupancy, ADR and RevPAR statistics are provided below on a comparable basis from operations.

Comparable Hotel Statistics from Operations (1)(2)
	Three months ended March 31,
	2016				2015
	Average Occupancy		ADR	RevPAR	Average Occupancy	ADR	RevPAR
Company operated hotels
Midscale	60.7%		$88.26	$53.54	59.5%	$88.61	$52.75
Franchised hotels
Midscale	54.3%		$83.94	$45.57	50.6%	$83.65	$42.37
Economy (pro forma) (2)	41.8%		$62.51	$26.13	40.0%	$63.13	$25.22
Systemwide
Midscale	57.4%		$86.19	$49.49	55.0%	$86.29	$47.48
Economy (pro forma) (2)	41.8%		$62.51	$26.13	40.0%	$63.13	$25.22

Change from prior comparative period:	Average Occupancy		ADR	RevPAR
Company operated hotels
Midscale	120	bps	(0.4)%	1.5%
Franchised hotels
Midscale	370	bps	0.3%	7.6%
Economy (pro forma) (2)	180	bps	(1.0)%	3.6%
Systemwide
Midscale	240	bps	(0.1)%	4.2%
Economy (pro forma) (2)	180	bps	(1.0)%	3.6%

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

•
Comparable hotels are hotels that have been owned, leased, managed, or franchised by us and were in operation for at least one full calendar year as of the end of the current period and excluding properties for which comparable results were not available.

Throughout this document and unless otherwise stated, RevPAR, ADR and average occupancy statistics are calculated using statistics for comparable hotels. Some of the terms used in this report, such as"upscale", "midscale" and "economy" are consistent with those used by Smith Travel Research, an independent statistical research service that specializes in the lodging industry.

Results of Operations

A summary of our consolidated statements of comprehensive (loss) income is provided below (in thousands):

	Three Months Ended March 31,
	2016	2015
Total revenue	$32,674	$29,715
Total operating expenses	37,193	17,081
Operating income (loss)	(4,519)	12,634
Other income (expense):
Interest expense	(1,461)	(1,502)
Loss on early retirement of debt	—	(1,159)
Other income, net	219	272
Income (loss) from operations before taxes	(5,761)	10,245
Income tax expense (benefit)	59	112
Net income (loss)	(5,820)	10,133
Less net (income) loss attributable to noncontrolling interest	1,021	30
Net income (loss) attributable to RLHC	(4,799)	10,163

Non-GAAP Financial Measures (1)
EBITDA	$(798)	$14,723
Adjusted EBITDA	$(670)	$83
Adjusted net income (loss)	$(5,692)	$(4,507)
(1) The definitions of "EBITDA", "Adjusted EBITDA" and Adjusted net income (loss) and how those measures relate to net income (loss) are discussed and reconciled under Non-GAAP Financial Measures below.

For the three months ended March 31, 2016, we reported net loss $5.8 million. The three month period in 2016 includes an environmental cleanup charge of $128,000 related to one of our hotel properties. For the three months ended March 31, 2015, we reported net income of 10.1 million, which includes $16.4 million in gains on the sales of the Bellevue and Wenatchee properties. Net income in 2015 also includes a $1.2 million loss on early retirement of debt incurred in paying off the Wells Fargo term loan. In addition, net income in 2015 includes $0.6 million in amortized lease termination fees related to the amended lease for the Red Lion Hotel Vancouver at the Quay.

The above special items are excluded from operating results in Adjusted EBITDA and adjusted net income (loss). For the three months ended March 31, 2016, Adjusted EBITDA was a loss of $0.7 million, compared to earnings of $0.1 million for the three months ended March 31, 2015.

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
EBITDA, Adjusted EBITDA and Adjusted net income (loss) are commonly used measures of performance in the industry. We utilize these measures because management finds them a useful tool to calculate more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe they are a complement to reported operating results. EBITDA, Adjusted EBITDA and Adjusted net income (loss) are not intended to represent net income (loss) defined by generally accepted accounting principles in the United States ("GAAP"), and such information should not be considered as an alternative to reported information or any other measure of performance prescribed by GAAP. In addition, other companies in our industry may calculate EBITDA and, in particular, Adjusted EBITDA and Adjusted net income (loss) differently than we do or may not calculate them at all, limiting the usefulness of EBITDA, Adjusted EBITDA and Adjusted net income (loss) as comparative measures.
The following is a reconciliation of EBITDA, Adjusted EBITDA and Adjusted net income (loss) to net income (loss) for the periods presented (in thousands):

		Three Months Ended March 31,
		2016	2015
Net income (loss)		(5,820)	10,133
	Depreciation and amortization	3,502	2,976
	Interest expense	1,461	1,502
	Income tax expense (benefit)	59	112
EBITDA		$(798)	$14,723
	Gain on asset dispositions (1)	—	(16,362)
	Loss on early retirement of debt (2)	—	1,159
	Lease termination costs (3)	—	563
	Reserve for Environmental Cleanup (4)	128	—
Adjusted EBITDA		$(670)	$83

(1)
In the first quarter of 2015, we recorded $16.4 million in gain on the sales of the Bellevue and Wenatchee properties. This amount is included in the line item "Gain on asset dispositions, net" on the accompanying consolidated statements of comprehensive income (loss).

(2)	In the first quarter of 2015, we recorded $1.2 million in loss on the early retirement of debt.
(3)	In the fourth quarter of 2014, we amended the lease for the Red Lion Hotel Vancouver at the Quay and recorded $0.6 million of additional amortized lease termination fees in the first quarter of 2015.
(4)	In the first quarter of 2016, a reserve account was recorded for environment clean up at one of our hotel properties.

The following is a reconciliation of Adjusted net income (loss) to net income (loss) for the periods presented (in thousands):

		Three Months Ended March 31,
		2016	2015
Net income (loss)		(5,820)	10,133
	Gain on asset dispositions (1)	—	(16,362)
	Loss on early retirement of debt (2)	—	1,159
	Lease termination costs (3)	—	563
	Reserve for Environmental Cleanup (4)	128	—
Adjusted net income (loss)		$(5,692)	$(4,507)

(1)
In the first quarter of 2015, we recorded $16.4 million in gain on the sales of the Bellevue and Wenatchee properties. This amount is included in the line item "Gain on asset dispositions, net" on the accompanying consolidated statements of comprehensive income (loss).

(2)	In the first quarter of 2015, we recorded $1.2 million in loss on the early retirement of debt.
(3)	In the fourth quarter of 2014, we amended the lease for the Red Lion Hotel Vancouver at the Quay and recorded $0.6 million of additional amortized lease termination fees in the first quarter of 2015.
(4)	In the first quarter of 2016, a reserve account was recorded for environment clean up at one of our hotel properties.

Revenues

A detail of our revenues for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Company operated hotels	$24,149	$23,772
Other revenues from managed properties	1,185	163
Franchised hotels	3,296	2,093
Entertainment	4,031	3,677
Other	13	10
Total revenues	$32,674	$29,715

Comparable Company Operated Hotel Revenue From Operations

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Company operated hotel revenue from operations	$24,149	$23,772
less: revenue from sold and closed hotels	—	(2,128)
less: revenue from hotels without comparable results	(2,312)	(32)
Comparable company operated hotel revenue	$21,837	$21,612

Company operated hotel operating expenses from operations	$21,599	$20,922
less: hotel divisional general and administrative expenses	(3,256)	(2,960)
less: operating expenses from sold and closed hotels	—	(1,838)
less: operating expenses from hotels without comparable results	(2,105)	(79)
Comparable company operated hotel operating expenses	$16,238	$16,045

Company operated hotel direct operating profit from operations	$2,550	$2,850
less: hotel divisional general and administrative expenses	3,256	2,960
less: operating profit from sold and closed hotels	—	(290)
less: operating profit from hotels without comparable results	(207)	47
Comparable company operated hotel direct profit	$5,599	$5,567
Comparable company operated hotel direct margin %	25.6%	25.8%

Comparable hotels are defined as properties that were operated by our company for at least one full calendar year as of the end of the current period other than hotels for which comparable results were not available. Comparable results excludes one hotel that was converted from owned to managed, one hotel that was converted from owned to franchised and one hotel that closed.
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

Three months ended March 31, 2016 and 2015

During the first quarter of 2016, revenue from the company operated hotel segment increased $0.4 million or 1.6% compared to the first quarter of 2015. On a comparable hotel basis, excluding the results of the sold and closed properties and the hotels for which comparable results were not available, revenue from the company operated hotel segment increased $0.2 million or 1.0% in the first quarter of 2016 compared to the first quarter of 2015, primarily driven by increases in permanent and other room revenues. Occupancy increased for the company operated hotels 120 basis points compared to the first quarter of 2015.

Revenue from our franchised hotels segment increased $1.2 million to $3.3 million in the first quarter of 2016 compared to the same period in 2015. This was primarily due to an increase in the number of franchises in the system, resulting from new additions to the RLHC hotel system and the GuestHouse International acquisition during the second quarter of 2015.

Revenue in the entertainment segment increased $0.4 million to $4.0 million in the first quarter of 2016 compared to the first quarter of 2015. This was primarily due to a $0.3 million in lower ticketing revenue, more than offset by $0.7 million in increased entertainment revenue.

31

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, depreciation and amortization, hotel facility and land lease expense, gain or loss on asset dispositions and general and administrative expenses.

The detail of our operating expenses and direct margin by major expense category as reported for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Company operated hotels	$21,599	$20,922
Other costs from managed properties	1,185	163
Franchised hotels	3,356	2,377
Entertainment	3,437	3,126
Other	13	8
Depreciation and amortization	3,502	2,976
Hotel facility and land lease	1,161	1,600
Gain on asset dispositions, net	(117)	(16,415)
General and administrative expenses	3,057	2,324
Total operating expenses	$37,193	$17,081

The detail of our comparable hotel operating expenses and direct margin for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

Comparable Hotel Expenses (Non-GAAP Data)

	Three Months Ended March 31,
	2016	2015
Company operated hotel operating expenses from operations	$21,599	$20,922
less: hotel divisional general and administrative expenses	(3,256)	(2,960)
less: operating expenses from sold and closed hotels	—	(1,838)
less: operating expenses from hotels without comparable results	(2,105)	(79)
Comparable company operated hotel operating expenses	$16,238	$16,045

Comparable hotels are defined as properties that were operated by our company for at least one full calendar year as of the end of the current period other than hotels for which comparable results were not available. Comparable results excludes one hotel that was converted from owned to managed, one hotel that was converted from owned to franchised and one hotel that closed.
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

Three months ended March 31, 2016 and 2015

Direct company operated hotel expenses were $21.6 million in the first quarter of 2016 compared with $20.9 million in the first quarter of 2015. The primary driver of the increase was an environmental cleanup obligation of $0.1 million, along with higher costs associated with increased revenue. On a comparable basis, direct company operated hotel expenses were $16.2 million in the first quarter of 2016 compared with $16.0 million in the first quarter of 2015. The increase was driven primarily by the environmental cleanup obligation of $0.1 million.

Direct expenses for the franchise segment in the first quarter of 2016 increased $1.0 million compared with the first quarter of 2015, primarily driven by a greater number of franchises in the system.

32

Direct expenses for the entertainment segment in the first quarter of 2016 increased by $0.3 million compared with the first quarter of 2015, primarily due to increased costs in our entertainment division for upcoming shows.

Depreciation and amortization expenses increased $0.5 million in the first quarter of 2016 compared with the first quarter of 2015, primarily due to the start of operations at the RL Venture (on January 15, 2015), Hotel RL Baltimore Inner Harbor (on August 1, 2015) and the Hotel RL Washington DC (on October 29, 2015).

Hotel facility and land lease costs decreased $0.4 million compared with the first quarter of 2015, primarily due to amortized lease termination fees for the Red Lion Hotel Vancouver at the Quay in 2015.

General and administrative expenses increased by $0.7 million in the first quarter of 2016 compared with the first quarter of 2015, primarily due to increased employee medical claims expense.

Interest Expense

Interest expense increased $41,000 in the first quarter of 2016 compared with the first quarter of 2015. The increase is primarily due to a higher principal amount of debt outstanding for the joint ventures which is offset by the reduction of the debenture interest paid during the first quarter of 2015.

Income Taxes

For the three months ended March 31, 2016 and 2015, we reported an income tax expense of $59,000 and $112,000. The income tax provision varies from the statutory rate primarily due to a full valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

Our principal source of liquidity is cash flows from operations. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $38.0 million and $37.4 million at March 31, 2016 and 2015. We believe that we have sufficient liquidity to fund our operations at least through May 2017.

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
In January 2015, RL Venture Holding LLC, a wholly-owned subsidiary of RL Venture, and each of its 12 wholly-owned subsidiaries entered into a loan agreement with Pacific Western Bank. The original principal amount of the loan was $53.8 million with an additional $26.2 million to be drawn over a two-year period to cover improvements related to the 12 hotels owned by the subsidiaries. The loan matures in January 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.75%. Fixed monthly principal payments begin in January 2017 in an amount that would repay the outstanding principal balance over a twenty-five year amortization period. Our joint venture partner owns 45% of RL Venture at March 31, 2016.
In April 2015, RL Baltimore, a wholly-owned subsidiary of RLS Balt Venture LLC, obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by the Hotel RL Baltimore Inner Harbor. The initial principal amount of the loan was $10.1 million, and the lender has agreed to advance an additional $3.2 million to cover expenses related to improvements to the hotel. The loan matures in May 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.25%. No principal payments are required during the initial term of the loan. Principal payments of $16,000 per month are required beginning in May 2018 if the extension option is exercised. Our joint venture partner owns 27% of RLS Balt Venture at March 31, 2016.

In September 2015, RLH Atlanta obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, which was used to acquire, and is secured by, a hotel adjacent to the Atlanta International Airport which is expected to open in the first quarter of 2016 as the Red Lion Hotel Atlanta International Airport. The initial principal amount of the loan was $6.0 million, and the lender has agreed to advance an additional $3.4 million to cover expenses related to improvements to the hotel. The loan matures in September 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.35%. No principal payments are required during the initial term of the loan. Our joint venture partner owns 45% of RLS Atla Venture at March 31, 2016.

In October 2015, RLH DC obtained a new mortgage loan from Pacific Western Bank, which was used, along with cash on hand, to acquire, and is secured by, the Hotel RL Washington, D.C. The initial principal amount of the loan was $15.2 million and the lender has agreed to advance an additional $2.3 million to cover expenses related to improvements to the hotel. The loan has a two-year term with a one-year extension option, and interest under the advanced portions of the loan will be calculated at LIBOR plus 4.55%. Interest only payments are due monthly commencing November 2015. Monthly principal payments of $58,333 are required beginning in October 2018. Our joint venture partner owns 45% of RLS DC Venture as of April 2016.

At March 31, 2016 total outstanding debt was $95.8 million, net of discount, all of which are at variable interest rates. Our average pre-tax interest rate on debt was 5.5% at March 31, 2016. Refer to Note 7 in Item 1. Financial Information for further information on the specific terms of our debt.

Operating Activities

Net cash used in operating activities totaled $8.8 million during the first three months of 2016 compared with $2.2 million during the first three months of 2015. The primary drivers for the change in cash flows was related to working capital. During the first quarter of 2016, payments on accounts payable and accrued other liabilities were greater than in 2015. Also, we experienced lower collections on accounts receivable during 2016.

Investing Activities

Net cash used in investing activities totaled $5.6 million during the first three months of 2016 compared with net cash provided by investing activities of $35.8 million during the first three months of 2015. The primary driver of the change was the proceeds from the sales of the Bellevue and Wenatchee properties in 2015. Additionally, capital expenditures were $5.2 million in first quarter of 2016 compared with $2.2 million for the same period in 2015.

Financing Activities

Net cash provided by financing activities was $9.4 million during the first three months of 2016 compared with $38.0 million in the first three months of 2015. During the first quarter of 2016, we borrowed $8.0 million under our joint venture loan agreements and sold a $1.5 million interest in DC Venture. In the same period in 2015, there were two significant cash inflows - $53.8 million received on the new debt of RL Venture and the $17.1 million in proceeds from the sale of the joint venture interest to Shelbourne Falcon. These two inflows were partially offset by $30.5 million in repayment of the Wells Fargo debt in 2015.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and estimated interest on debt, as of March 31, 2016 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt(1)	$113,980	$5,450	$10,477	$24,641	$73,412
Operating and capital leases	88,022	5,464	9,626	7,990	64,942
Service agreements	275	275	—	—	—
Total contractual obligations (2)	$202,277	$11,189	$20,103	$32,631	$138,354

(1)	Includes estimated interest payments and commitment fees over the life of the debt agreement.

(2)
With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.

We have leasehold interests at various hotel properties, as well as our corporate headquarters located in Spokane, Washington and our design center in Denver, Colorado. These leases require us to pay fixed monthly rent and have expiration dates of 2017 and beyond, which are reflected in the table above. The table below summarizes the terms of the leases, including extension periods at our option, for our hotel properties:

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
(1) Ground lease only

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. We consider a critical accounting policy to be one that is both important to the portrayal of our financial condition and results of operations and requires management's most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 2 of the Condensed Notes to Consolidated Financial Statements included in this quarterly report on Form 10-Q.

Management has discussed the development and selection of our critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosures presented on Form 10-K for the year ended December 31, 2015. Since the date of our 2015 Form 10-K, there have been no material changes to our critical accounting policies, nor have there been any changes to our methodology and assumptions applied to these policies.

New and Recent Accounting Pronouncements

Please refer to Note 2: Summary of Significant Accounting Policies within Item 1. Financial Statements of this Quarterly Report on Form 10-Q for information on new and recent U.S. GAAP accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from outstanding debt. As of March 31, 2016, our outstanding debt, including current maturities and excluding unamortized origination fees, was $98.8 million.

At March 31, 2016, our outstanding debt totals $98.8 million which is under term loans subject to variable rates, but are subject to interest rate caps.

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

The below table summarizes the principal payment requirements on our debt obligations at March 31, 2016 on our consolidated balance sheet (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Debt	$—	$1,162	$24,191	$73,412	$—	$—	$98,765	$103,792
Average interest rate							5.5%

Item 4.	Controls and Procedures

As of March 31, 2016, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our interim Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the first three months of 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

At any given time, we are subject to claims and actions incidental to the operation of our business. While the outcome of these proceedings cannot be predicted, it is the opinion of management that none of such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations. See Note 9 of Condensed Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our annual report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our annual report may not be the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
Index to Exhibits

Exhibit Number	Description

10.1	2016 RLHC Executive Officers Bonus Plan (incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K (Commission File No. 001‑13957) filed on April 1, 2016)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b)

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Lion Hotels Corporation
Registrant

Signature		Title	Date

By:	/s/ Gregory T. Mount	President and Chief Executive Officer (Principal Executive Officer)	May 10, 2016
Gregory T. Mount

By:	/s/ David M. Wright	Vice President and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 10, 2016
David M. Wright