Form 10-Q
period 2016-06-30
Red Lion Hotels CORP
filed 2016-08-03
CIK 1052595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
As of July 29, 2016, there were 20,229,014 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2016 and December 31, 2015

	June 30, 2016	December 31, 2015
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents ($7,753 and $7,226 attributable to VIEs)	$27,426	$23,898
Restricted cash ($9,722 and $10,978 attributable to VIEs)	10,048	11,304
Short-term investments	12,695	18,085
Accounts receivable, net ($3,386 and $2,383 attributable to VIEs)	10,513	8,164
Notes receivable, net	1,214	929
Inventories ($440 and $497 attributable to VIEs)	658	721
Prepaid expenses and other ($609 and $1,081 attributable to VIEs)	2,779	2,149
Assets held for sale ($3,942 and $0 attributable to VIEs)	3,942	—
Total current assets	69,275	65,250
Property and equipment, net ($178,053 and $163,746 attributable to VIEs)	204,959	195,390
Goodwill	8,512	8,512
Intangible assets	15,291	15,301
Notes receivable, long term	1,658	1,676
Other assets, net ($64 and $103 attributable to VIEs)	1,230	1,089
Total assets	$300,925	$287,218
LIABILITIES
Current liabilities:
Accounts payable ($12,191 and $7,178 attributable to VIEs)	$13,974	$9,263
Accrued payroll and related benefits ($59 and $1,763 attributable to VIEs)	3,969	6,163
Other accrued entertainment liabilities	9,021	9,211
Other accrued liabilities ($2,772 and $1,588 attributable to VIEs)	4,359	3,225
Long-term debt, due within one year ($5,838 and $0 attributable to VIEs)	5,838	—
Total current liabilities	37,161	27,862
Long-term debt, due after one year, net of debt issuance costs ($94,531 and $87,557 attributable to VIEs)	94,531	87,557
Deferred income and other long term liabilities ($281 and $0 attributable to VIEs)	1,428	1,326
Deferred income taxes	2,940	2,872
Total liabilities	136,060	119,617

Commitments and contingencies

STOCKHOLDERS’ EQUITY
RLHC stockholders' equity
Preferred stock- 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 20,176,911 and 20,051,145 shares issued and outstanding	202	201
Additional paid-in capital	145,504	143,901
Accumulated deficit	(14,746)	(10,110)
Total RLHC stockholders' equity	130,960	133,992
Noncontrolling interests	33,905	33,609
Total stockholders' equity	164,865	167,601
Total liabilities and stockholders’ equity	$300,925	$287,218

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
For the Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Revenue:
Company operated hotels	$32,209	$30,348	$56,358	$54,120
Other revenues from managed properties	1,580	964	2,766	1,127
Franchised hotels	4,131	3,229	7,427	5,322
Entertainment	7,047	2,060	11,078	5,736
Other	12	12	25	23
Total revenues	44,979	36,613	77,654	66,328
Operating expenses:
Company operated hotels	24,072	22,218	45,672	43,139
Other costs from managed properties	1,580	964	2,766	1,127
Franchised hotels	3,464	3,031	6,820	5,407
Entertainment	6,140	2,249	9,577	5,375
Other	9	9	21	17
Depreciation and amortization	4,037	3,144	7,540	6,119
Hotel facility and land lease	1,185	1,594	2,346	3,195
Gain on asset dispositions, net	(512)	(88)	(629)	(16,503)
General and administrative expenses	2,695	2,800	5,751	5,126
Total operating expenses	42,670	35,921	79,864	53,002
Operating income (loss)	2,309	692	(2,210)	13,326
Other income (expense):
Interest expense	(1,487)	(1,738)	(2,948)	(3,240)
Loss on early retirement of debt	—	—	—	(1,159)
Other income (expense), net	(166)	35	52	306
Total other income (expense)	(1,653)	(1,703)	(2,896)	(4,093)
Income (loss) before taxes	656	(1,011)	(5,106)	9,233
Income tax expense (benefit)	34	(25)	92	87
Net income (loss)	622	(986)	(5,198)	9,146
Net (income) loss attributable to noncontrolling interests	(459)	(936)	562	(906)
Net income (loss) attributable to RLHC	$163	$(1,922)	$(4,636)	$8,240

Earnings (loss) per share - basic	$0.01	$(0.10)	$(0.23)	$0.41
Earnings (loss) per share - diluted	$0.01	$(0.10)	$(0.23)	$0.41

Weighted average shares - basic	20,155	19,955	20,121	19,926
Weighted average shares - diluted	20,649	19,955	20,121	20,116

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2016 and 2015

	Six Months Ended
	June 30,
	2016	2015
	(In thousands)
Operating activities:
Net income (loss)	$(5,198)	$9,146
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,540	6,119
Amortization of debt issuance costs	593	325
Gain on disposition of property, equipment and other assets, net	(629)	(16,503)
Loss on early retirement of debt	—	1,074
Deferred income taxes	68	38
Equity in investments	(171)	100
Stock based compensation expense	1,268	478
Provision for doubtful accounts	175	252
Change in current assets and liabilities:
Restricted cash for interest payments and other	(763)	(7,281)
Accounts receivable	(2,470)	(1,387)
Notes receivable	(45)	(177)
Inventories	63	1
Prepaid expenses and other	(717)	(174)
Accounts payable	3,308	2,684
Accrued other liabilities	(914)	4,022
Net cash provided by (used in) operating activities	2,108	(1,283)
Investing activities:
Capital expenditures	(19,638)	(7,782)
Proceeds from sale of intellectual property	393	—
Purchase of GuestHouse International assets	—	(8,855)
Proceeds from disposition of property and equipment	2	37,729
Collection of notes receivable related to property sales	52	3,492
Advance of note receivable	(328)	(27)
Sales of short-term investments	5,390	—
Change in restricted cash for property improvements	2,019	—
Other, net	78
Net cash provided by (used in) investing activities	(12,032)	24,557
Financing activities:
Borrowings on long-term debt	12,325	67,543
Repayment of long-term debt	—	(30,528)
Debt issuance costs	(67)	(3,203)
Proceeds from sale of interests in joint ventures	3,194	19,071
Distributions to noncontrolling interests	(1,797)	—
Stock based compensation awards withheld for tax liability	(271)	—
Other, net	68	49
Net cash provided by financing activities	13,452	52,932

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	3,528	76,206
Cash and cash equivalents at beginning of period	23,898	5,126
Cash and cash equivalents at end of period	$27,426	$81,332

The accompanying condensed notes are an integral part of the consolidated financial statements

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (Continued)
For the Six Months Ended June 30, 2016 and 2015

	Six Months Ended
	June 30,
	2016	2015
	(In thousands)

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Income taxes	$22	$17
Interest on long-term debt	$2,693	$2,870
Non-cash investing and financing activities:
Reclassification of property and equipment, net to assets held for sale	$3,942	$—
Reclassification of long-term debt to current	$5,838	$—
Reclassification of long-term notes receivable to current	$16	$—
Reclassification between accounts receivable and notes receivable	$—	$51
Property and equipment, purchases not yet paid	$4,307	$—
Accrual of contingent consideration on purchase of GuestHouse International assets	$—	$1,500

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation ("RLHC", "we", "our", "us" or "our company") is a NYSE-listed hospitality and leisure company (ticker symbol: RLH) primarily engaged in the management, franchising and ownership of hotels under our proprietary brands, including Hotel RL, Red Lion Hotels, Red Lion Inn & Suites, GuestHouse and Settle Inn & Suites (collectively the "RLHC Brands"). All of our hotels currently operate under the RLHC Brands which represent upscale, midscale and economy hotels.

A summary of our properties as of June 30, 2016 is provided below:

	Hotels	Total Available Rooms
Company operated hotels
Majority owned and consolidated	15	3,007
Leased and consolidated	4	867
Managed	3	684
Franchised hotels	92	9,980
Total systemwide	114	14,538

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

2.	Summary of Significant Accounting Policies

The unaudited consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations.

The consolidated balance sheet as of December 31, 2015 has been compiled from the audited balance sheet as of such date. We believe the disclosures included herein are adequate; however, they should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2015, filed with the SEC on Form 10-K on March 1, 2016.

In the opinion of management, these unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly our consolidated financial position at June 30, 2016, the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, and the consolidated cash flows for the six months ended June 30, 2016 and 2015. The results of operations for the periods presented may not be indicative of that which may be expected for a full year or for any other fiscal period.

Comprehensive income (loss) is the same as net income (loss) for all periods presented. Therefore, a separate statement of comprehensive income (loss) is not included in the accompanying consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include all accounts of RLHC and its wholly and majority-owned subsidiaries. All inter-company and inter-segment transactions and accounts have been eliminated upon consolidation.

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

Restricted Cash

In accordance with our various borrowing arrangements, at June 30, 2016 cash of $10.0 million was held primarily as reserves for debt service (interest only), property improvements, and other requirements from the lenders.

Short-Term Investments

Short-term investments consist of variable rate demand notes with maturities that range from two to thirty-five years. They are all classified as available-for-sale investments and have been further classified as short term as the investments contain options which allow us to put them to the trustee with one day's to one week's notice. The carrying amounts are reasonable estimates of their fair values due to interest rates which are variable in nature and the put provision at par plus accrued interest.

Allowance for Doubtful Accounts

The ability to collect individual accounts receivable is reviewed on a routine basis. An allowance for doubtful accounts is recorded based on specifically identified amounts believed to be uncollectible. If actual collection experience changes, revisions to the allowance may be required, and, if all attempts to collect a receivable fail, it is recorded against the allowance. The estimate of the allowance for doubtful accounts may be impacted by, among other things, national and regional economic conditions.

The following schedule summarizes the activity in the allowance account for trade accounts receivable:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Allowance for doubtful accounts
Balance, January 1	$657	$303
Additions to allowance	102	103
Write-offs, net of recoveries	11	(110)
Balance, June 30	$770	$296

Inventories

Inventories consist primarily of food and beverage products held for sale at the company-operated restaurants and guest supplies. Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value.

Prepaid and other expenses

Prepaid and other expenses include prepaid insurance and taxes and deposits.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The cost of improvements that extend the life of property and equipment is capitalized. Repairs and maintenance charges are expensed as incurred.

Depreciation is provided using the straight-line method over the estimated useful life of each asset, which ranges as follows:

Buildings	25 to 39 years
Equipment	2 to 15 years
Furniture and fixtures	2 to 15 years
Landscaping and improvements	15 years

Leasehold improvements are capitalized and depreciated over the term of the applicable lease, including renewable periods if reasonably assured, or over the useful lives, whichever is shorter.

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

Variable Interest Entities

We analyze the investments we make in joint venture entities based on the accounting guidance for variable interest entities ("VIEs"). These joint ventures are evaluated to determine whether (1) sufficient equity at risk exists for the legal entity to finance its activities without additional subordinated financial support or, (2) as a group, the holders of the equity investment at risk lack one of the following characteristics (a) the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance or, (b) the obligation to absorb the expected losses of the legal entity or (c) the right to receive expected residual returns of the legal entity, or (3) the voting rights of some equity investors are not proportional to their obligations to absorb the losses or the right to receive benefits and substantially all of the activities either involve or are conducted on behalf of an investor with disproportionately few voting rights. If any one of the above three conditions are met then the joint venture entities are considered to be VIEs.

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

Subsequent changes in the estimate of the amount to be paid under the contingent consideration arrangement are recognized in the consolidated statements of operations. Cash payments for contingent or deferred consideration up to the amount of liability recognized on the acquisition date are classified within cash flows from financing activities within the consolidated statements of cash flows and any excess is classified as cash flows from operating activities.

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

Notes Receivable

We carry notes receivable at their estimated collection amount, and they are classified as either current or long-term depending on the expected collection date. Interest income on notes receivable is recognized using the interest method.

Other Assets

Other assets primarily consist of key money arrangements and IT system implementation costs, both of which are associated with our franchisees. We recognize key money paid in conjunction with entering into long-term franchise agreements as prepaid expenses and amortize the amount paid as a reduction of revenue over the term of the franchise agreements. IT system implementation costs represent costs incurred to implement RevPAK applications for new franchises and are amortized over the initial term of the software license arrangement.

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

Deferred Income

In 2003, we sold a hotel to an unrelated party in a sale-operating leaseback transaction. The pre-tax gain on the transaction of approximately $7.0 million was deferred and is being amortized into income over the period of the lease term, which expires in November 2018 and is renewable for three, five-year terms at our option. During the six months ended June 30, 2016 and 2015, we recognized income of approximately $0.2 million each period for the amortization of the deferred gain. The remaining balance at June 30, 2016, was $1.1 million.

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

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning, and results of recent operations. At June 30, 2016 and December 31, 2015, a valuation allowance has been recorded to reduce our deferred tax assets to an amount that is more likely than not to be realized. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Revenue Recognition

Revenue is generally recognized as services are provided. When payments from customers are received before services have been performed, the amount received is recorded as deferred revenue until the service has been completed. We recognize revenue from the following sources:

•
Company-Operated Hotels - Room rental and food and beverage sales from majority owned and leased hotels and management fees from hotels under management contract. Revenues are recognized when services have been performed, generally at the time of the hotel stay or guest's visit to the restaurant or at the time the management services are provided. We recognize other revenue and costs from managed properties when we incur the related reimbursable costs. These costs primarily consist of payroll and related expenses at managed properties where we are the employer. As these costs have no added markup, the revenue and related expense have no impact on either our operating or net income.

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

Advertising and Promotion

Costs associated with advertising and promotional efforts are generally expensed as incurred. During the six months ended June 30, 2016 and 2015 we incurred approximately $3.1 million and $2.3 million in advertising expense.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share attributable to RLHC is computed by dividing income (loss) attributable to RLHC by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share attributable to RLHC gives effect to all dilutive potential shares that are outstanding during the period and include outstanding stock options, other outstanding employee equity grants and warrants, by increasing the weighted-average number of shares outstanding by their effect. When we report a net loss during the period, basic and diluted earnings (loss) per share are the same. See Note 12.

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

Restatement for Cash Flow Misclassification

During the fourth quarter of 2015, we identified a cash flow misclassification related to the proceeds from the sales of interests in our joint venture entities during the periods ended March 31 and June 30, 2015. This error did not affect net income, stockholders' equity, cash flows from operations or the net increase or decrease in cash and cash equivalents for the period. The classification error incorrectly included these cash inflows as investing activities when they should have been classified as inflows from financing activities in the Consolidated Statement of Cash Flows for the six months ended June 30, 2015. In accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, "Materiality," and SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," we evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to the current and prior interim period. Consequently, the Consolidated Statement of Cash Flows contained in this Report has been restated for the six months ended June 30, 2015. This change resulted in a decrease of $19.1 million from cash flows provided by investing activities and a corresponding increase to cash inflows from financing activities.
New and Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We are continuing our evaluation of this guidance, and its amendments, and our method of adoption.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU is designed to improve the accounting for share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment awards are simplified with this ASU, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. ASU 2016-09 will be effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. We plan to adopt ASU 2016-09 effective January 1, 2017 and will provide the necessary disclosures beginning with our Form 10-Q for the period ending March 31, 2017. We do not anticipate the adoption of ASU 2016-09 will have a material impact on our financial condition or results of operations.

We have assessed the potential impact of other recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to us or are not anticipated to have a material impact on our consolidated financial statements.

3.    Business Segments

As of June 30, 2016, we had three reporting segments: company operated hotels, franchised hotels and entertainment. The "other" segment consists of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables, certain property and equipment and general and administrative expenses, which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense, income taxes and certain corporate expenses; therefore, they have not been allocated to the operating segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues and expenses.

Selected financial information is provided below (in thousands):

Three months ended June 30, 2016	Company Operated Hotels	Franchised Hotels	Entertainment	Other	Total
Revenue	$33,789	$4,131	$7,047	$12	$44,979

Segment operating expenses	$25,652	$3,464	$6,140	$9	$35,265
Depreciation and amortization	3,545	100	49	343	4,037
Other operating expenses and gains on asset dispositions	1,066	1	—	2,301	3,368
Operating income (loss)	$3,526	$566	$858	$(2,641)	$2,309

Capital expenditures	$12,844	$2	$5	$1,017	$13,868
Identifiable assets as of June 30, 2016	$264,460	$21,222	$5,238	$10,005	$300,925

Three months ended June 30, 2015	Company Operated Hotels	Franchise Hotels	Entertainment	Other	Total
Revenue	$31,312	$3,229	$2,060	$12	$36,613

Segment operating expenses	$23,182	$3,031	$2,249	$9	$28,471
Depreciation and amortization	2,773	168	62	141	3,144
Other operating expenses and gains on asset dispositions	1,506	—	—	2,800	4,306
Operating income (loss)	$3,851	$30	$(251)	$(2,938)	$692

Capital expenditures	$4,848	$8	$—	$814	$5,670
Identifiable assets as of December 31, 2015	$255,876	$20,180	$5,256	$5,906	$287,218

Six months ended June 30, 2016	Company Operated Hotels	Franchised Hotels	Entertainment	Other	Total
Revenue	$59,124	$7,427	$11,078	$25	$77,654

Segment operating expenses	$48,438	$6,820	$9,577	$21	$64,856
Depreciation and amortization	6,864	14	103	559	7,540
Other operating expenses and gains on asset dispositions	2,111	1	—	5,356	7,468
Operating income (loss)	$1,711	$592	$1,398	$(5,911)	$(2,210)

Capital expenditures	$19,911	$—	$4	$1,127	$21,042
Identifiable assets as of June 30, 2016	$264,460	$21,222	$5,238	$10,005	$300,925

Six months ended June 30, 2015	Company Operated Hotels	Franchise Hotels	Entertainment	Other	Total
Revenue	$55,247	$5,322	$5,736	$23	$66,328

Segment operating expenses	$44,266	$5,407	$5,375	$17	$55,065
Depreciation and amortization	5,534	179	136	270	6,119
Other operating expenses and gains on asset dispositions	(13,384)	—	—	5,202	(8,182)
Operating income (loss)	$18,831	$(264)	$225	$(5,466)	$13,326

Capital expenditures	$6,577	$8	$88	$1,109	$7,782
Identifiable assets as of December 31, 2015	$255,876	$20,180	$5,256	$5,906	$287,218

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

RL Venture

In January 2015, we transferred 12 of our wholly-owned hotels into RL Venture, a newly created entity that was initially wholly-owned by us. Subsequently, we sold a 45% ownership stake in RL Venture to Shelbourne Falcon RLHC Hotel Investors LLC ("Shelbourne Falcon"), an entity that is led by Shelbourne Capital LLC ("Shelbourne"). We maintain a 55% interest in RL Venture, and the 12 hotels are managed by RL Management, one of our wholly-owned subsidiaries, subject to a management agreement. RL Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RL Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over two of the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne Falcon, which does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our 55% equity interest and management fees. As a result, we consolidate RL Venture. The equity interest owned by Shelbourne Falcon is reflected as noncontrolling interest in the consolidated financial statements. When ownership changes without a loss of control, GAAP requires the difference between consideration received and the carrying amount of a noncontrolling interest to be recorded in equity. Accordingly, we recognized $12.4 million upon sale of the equity interests as a reduction to RLHC's additional paid in capital.

Cash distributions are made periodically based on calculated distributable income. In 2016, RL Venture made cash distributions during the second quarter totaling $4.0 million, of which we received $2.2 million. There were no cash distributions during the first quarter of 2016.

Refer to Note 7 for further discussion of the long-term debt of RL Venture.

RLS Balt Venture

In April 2015, we sold a 21% member interest in our wholly-owned RLS Balt Venture to Shelbourne Falcon Charm City Investors LLC ("Shelbourne Falcon II"), an entity led by Shelbourne. Shelbourne Falcon II had an option exercisable until December 31, 2015 to purchase an additional 24% member interest for $2.3 million. In December 2015, Shelbourne Falcon II elected to purchase additional member interests of 6% based on an aggregate purchase price of $560,000. With the sale of additional member interest without a corresponding change in control, $0.1 million was recognized as an increase in RLHC's additional paid in capital. RL Baltimore, LLC ("RL Baltimore"), which is wholly-owned by RLS Balt Venture, owns the Hotel RL Baltimore Inner Harbor, which is managed by RL Management. RLS Balt Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RLS Balt Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne Falcon II , which does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our 73% equity interest and management fees. As a result, we consolidate RLS Balt Venture. The equity interest owned by Shelbourne Falcon II is reflected as a noncontrolling interest in the consolidated financial statements.

In October 2015, RLHC provided $1.5 million to RLS Balt Venture to fund renovation costs and for operating losses. This funding was not treated as a loan or as a capital contribution. Rather, it is a long-term obligation of RLS Balt Venture and will be repaid only when the Baltimore hotel property is sold or when RLS Balt Venture is liquidated. Upon such an event, RLHC will receive the $1.5 million plus a preferred return of 11%, compounded annually, prior to any liquidation proceeds being returned to the members.

Cash distributions are made periodically based on calculated distributable income. There were no cash distributions made during the six months ended June 30, 2016.

Refer to Note 7 for further discussion of the long-term debt of RLS Balt Venture.

RLS Atla Venture

In September 2015, we formed a joint venture, RLS Atla Venture, with Shelbourne Falcon Big Peach Investors LLC ("Shelbourne Falcon III"), an entity led by Shelbourne. We own a 55% interest in the joint venture and Shelbourne Falcon III owns a 45% interest. RLH Atlanta LLC ("RLH Atlanta"), which is wholly-owned by RLS Atla Venture, owns a hotel adjacent to the Atlanta International Airport that opened in April 2016 as the Red Lion Hotel Atlanta International Airport. RLS Atla Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RLS Atla Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne Falcon III, which does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our 55% equity interest and management fees. As a result, we consolidate RLS Atla Venture. The equity interest owned by Shelbourne Falcon III is reflected as a noncontrolling interest in the consolidated financial statements.

Cash distributions are made periodically based on calculated distributable income. There were no cash distributions made during the six months ended June 30, 2016.

Refer to Note 7 for further discussion of the long-term debt of RLS Atla Venture.

RLS DC Venture

In October 2015, we formed a joint venture, RLS DC Venture, with Shelbourne Falcon DC Investors LLC ("Shelbourne Falcon IV"), an entity led by Shelbourne. Initially, we owned an 86% interest in the joint venture, and Shelbourne Falcon IV owned a 14% interest. On October 29, 2015, RLH DC LLC ("RLH DC"), which is wholly-owned by RLS DC Venture, acquired 100% of The Quincy, an existing hotel business now operated as the Hotel RL Washington DC, in a business combination. The property is managed by RL Management. RLS DC Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest, and substantially all of RLS DC Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne Falcon IV, which does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our equity interest and management fees. As a result, we consolidate RLS DC Venture. The equity interest owned by Shelbourne Falcon IV is reflected as a noncontrolling interest in the consolidated financial statements.

As part of the organization of RLS DC Venture, Shelbourne Falcon IV had an option to purchase from us up to an additional 31% of the member interests. On February 3, 2016, Shelbourne Falcon IV elected to purchase from us an additional 15% of the member interests of RLS DC Venture, based on an aggregate purchase price of $1.5 million. With the sale of the additional member interest without a corresponding change in control $0.2 million was recognized as an increase in additional paid in capital in February 2016. On April 1, 2016, Shelbourne Falcon IV exercised the remaining option and purchased from us an additional 16% of the member interests of RLS DC Venture for $1.7 million, which resulted in a further increase of $0.3 million was recognized as a reduction to RLHC's additional paid in capital, as we continue to consolidate RLS DC Venture since we are the primary beneficiary. Following the April 1, 2016 transaction, we now own 55% of RLS DC Venture, and Shelbourne Falcon IV owns 45%. Shelbourne Falcon IV is still considered a noncontrolling interest in the consolidated financial statements.

Cash distributions are made periodically based on calculated distributable income. There were no cash distributions made during the six months ended June 30, 2016.

Refer to Note 7 for further discussion of the long-term debt of RLS DC Venture.

5.    Property and Equipment and Assets Held for Sale

Property and equipment is summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
Buildings and equipment	$235,531	$217,787
Furniture and fixtures	35,485	32,821
Landscaping and land improvements	7,571	7,253
	278,587	257,861
Less accumulated depreciation	(128,473)	(123,084)
	150,114	134,777
Land	43,194	43,242
Construction in progress	11,651	17,371
Property and equipment, net	$204,959	$195,390

As of June 30, 2016 the Red Lion Hotel Coos Bay property, in Coos Bay, Oregon (which is part of our company operated hotels segment) was classified as an asset held for sale based on our expectation to sell the property before the end of 2016. The property and equipment is included in the classification of assets held for sale on the consolidated balance sheets, the premises and equipment classification details are in the table below, (in thousands):

June 30, 2016
Buildings and equipment	$2,907
Furniture and fixtures	1,002
Landscaping and land improvements	74
3,983
Less accumulated depreciation	(2,137)
1,846
Land	2,055
Construction in progress	41
Property and equipment, net	$3,942

6.     Goodwill and Intangible Assets

Goodwill represents the excess of the estimated fair value of the net assets acquired during business combinations over the net tangible and identifiable intangible assets acquired. Goodwill was recorded in prior years in connection with the acquisitions of franchises and entertainment businesses.

The Red Lion and GuestHouse brand names are identifiable, indefinite-lived intangible assets that represent the separable legal right to a trade name and associated trademarks. We acquired the Red Lion brand name in a business combination we entered into in 2001. We purchased the GuestHouse and Settle Inn & Suites brand names from GuestHouse International LLC in April 2015 and allocated to them $5.5 million of the total purchase price potentially payable in that transaction.

In the table below, the customer contracts represent the franchise license agreements acquired with the GuestHouse International transaction. We allocated $3.3 million of the total purchase price to these contracts. Franchise license agreements are amortized over 10 years which represents the period of expected cash flows, using an accelerated amortization method that matches the economic benefit of the agreements.

In the third quarter of 2015, we determined that the $1.5 million of contingent consideration potentially payable to GuestHouse International LLC had not been earned and reduced our allocation of the purchase price by that amount.

We estimated the fair value of our customer contracts and brand names purchased from GuestHouse International using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. See Note 13 for additional information.

We assess goodwill and the other intangible assets for potential impairments annually as of October 1, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets. We did not impair any goodwill or intangible assets during the six months ended June 30, 2016 or 2015.

The following table summarizes the balances of goodwill and other intangible assets (in thousands):

	June 30, 2016	December 31, 2015
Goodwill	$8,512	$8,512
Intangible assets
Brand names	$12,460	$12,314
Customer contracts	2,697	2,853
Trademarks	134	134
Total intangible assets	$15,291	$15,301

Goodwill and other intangible assets attributable to each of our business segments were as follows (in thousands):

	June 30, 2016		December 31, 2015
		Other		Other
	Goodwill	Intangibles	Goodwill	Intangibles
Company operated hotels	$—	$4,659	$—	$4,659
Franchised hotels	5,351	10,626	5,351	10,636
Entertainment	3,161	6	3,161	6
Total	$8,512	$15,291	$8,512	$15,301

The following table summarizes the balances of amortized customer contracts (in thousands):

	June 30, 2016	December 31, 2015
Historical cost	$3,273	$3,420
Accumulated amortization	(576)	(567)
Net carrying amount	$2,697	$2,853

As of June 30, 2016, estimated future amortization expenses related to intangible assets is as follows (in thousands):

Amount
2016 (remainder)	$295
2017	531
2018	433
2019	366
2020	307
Thereafter	765
Total	$2,697

7. Long-Term Debt
The current and non-current portions of long-term debt as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Current	Non-Current	Current	Non-Current
RL Venture Holding	$5,838	$59,029	$—	$56,307
RL Baltimore	—	13,300	—	13,300
RLH Atlanta	—	9,400	—	6,000
RLH DC	—	15,530	—	15,165
Total debt	5,838	97,259	—	90,772
Unamortized debt issuance costs	—	(2,728)	—	(3,215)
Total debt net of unamortized debt issuance costs	$5,838	$94,531	$—	$87,557
The collateral for each of the borrowings within the joint venture entities is the assets and proceeds of each respective entity.
RL Venture

In January 2015, RL Venture Holding LLC, a wholly-owned subsidiary of RL Venture, and each of its 12 wholly-owned subsidiaries entered into a loan agreement with Pacific Western Bank. The original principal amount of the loan was $53.8 million with an additional $26.2 million to be drawn over a two-year period to cover property improvements related to the 12 hotels owned by the subsidiaries. We drew $2.5 million during the year ended December 31, 2015 and $8.6 million in the six months ended June 30, 2016. At June 30, 2016, the remaining amount of funds available to draw on the loan was $15.1 million, and the property improvement work must be completed by January 15, 2017. There were unamortized debt issuance fees of $1.6 million at June 30, 2016.

The loan matures in January 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.75%. Fixed monthly principal payments begin in January 2017 in an amount that will repay the outstanding principal balance over a twenty-five year amortization period. The amount classified as current was $5.8 million, which includes an estimated $5.2 million of debt, which must be repaid upon the sale of the Coos Bay property, in accordance with the repayment requirements of the debt agreement. The estimate is based upon the expected proceeds from the sale of the property multiplied by the required repayment percentage.

The liabilities of RL Venture, other than its debt, are non-recourse to our general credit and assets. The debt is non-recourse as to RLHC, but several investors in RL Venture, including us, are guarantors regarding completion of certain improvements to the hotels, environmental covenants in the loan agreement, losses incurred by the lender and in the event of a voluntary bankruptcy filing involving RL Venture, any of its subsidiaries or the guarantors. RLHC has no other obligation to provide financial support to RL Venture.

The loan requires us to comply with customary reporting and operating covenants applicable to RL Venture, including requirements relating to debt service loan coverage ratios. It also includes customary events of default. We were in compliance with these covenants at June 30, 2016.

At June 30, 2016, we classified $5.2 million of debt to current based on the expected sale of the Coos Bay property, in accordance with the repayment requirements of the loan agreement.

RL Baltimore

In April 2015, RL Baltimore obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by the Hotel RL Baltimore Inner Harbor. The initial principal amount of the loan was $10.1 million, and the lender agreed to advance an additional $3.2 million to cover expenses related to improvements to the hotel, which we drew during the year ended December 31, 2015. At June 30, 2016, there were unamortized debt issuance fees of $0.6 million.

The loan matures in May 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.25%. No principal payments are required during the initial term of the loan. Principal payments of $16,000 per month are required beginning in May 2018 if the extension option is exercised.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RL Baltimore under the loan agreement is generally non-recourse.  However, the lender may obtain a monetary judgment against RL Baltimore if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  RLHC has guaranteed these recourse obligations of RL Baltimore and agreed to customary reporting and operating covenants. We were in compliance with these covenants at June 30, 2016.

RLH Atlanta

In September 2015, RLH Atlanta obtained a new mortgage loan from PFP Holding Company IV LLC, secured by a hotel adjacent to the Atlanta International Airport, which opened in April 2016 as the Red Lion Hotel Atlanta International Airport. The initial principal amount of the loan was $6.0 million, and the lender agreed to advance an additional $3.4 million to cover expenses related to improvements to the hotel, which we drew in the six months ended June 30, 2016, and resulted in the loan being fully disbursed. At June 30, 2016, there were unamortized debt issuance fees of $0.2 million.

The loan matures in September 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.35%. No principal payments are required during the initial term of the loan.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RLH Atlanta under the loan agreement is generally non-recourse.  However, the lender may obtain a monetary judgment against RLH Atlanta if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  RLHC has guaranteed these recourse obligations of RLH Atlanta and agreed to customary reporting and operating covenants. We were in compliance with these covenants at June 30, 2016.

RLH DC

In October 2015, RLH DC obtained a new mortgage loan from Pacific Western Bank secured by the Hotel RL Washington DC. The initial principal amount of the loan was $15.2 million, and the lender agreed to advance an additional $2.3 million to cover expenses related to improvements to the hotel. We drew $0.4 million in additional funds during the six months ended June 30, 2016. At June 30, 2016, the remaining amount of funds available to draw on the loan was $1.9 million, and there were unamortized debt issuance costs of $0.4 million.

The loan matures in October 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.55%. Fixed monthly principal payments begin in October 2018 in an amount that will repay the outstanding principal balance over an amortization period of twenty-five years.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RLH DC under the loan agreement is generally non-recourse.  However, the lender may obtain a monetary judgment against RLH DC if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  RLHC has guaranteed these recourse obligations of RLH DC and agreed to customary reporting and operating covenants. We were in compliance with these covenants at June 30, 2016.

Wells Fargo
In January 2015, in connection with the RL Venture transaction, we repaid the outstanding balance of our Wells Fargo term loan. We recognized a $1.1 million "Loss on early retirement of debt" on the Consolidated Statement of Operations related to termination fees and write-off of the previously recorded prepaid debt fees and unamortized debt discount balances.
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

8.    Derivative Financial Instruments

We do not enter into derivative transactions for trading purposes, but rather to hedge our exposure to interest rate fluctuations. We manage our floating rate debt using interest rate caps in order to reduce our exposure to the impact of changing interest rates and future cash outflows for interest. We estimate the fair value of our interest rate caps via standard calculations that use as their basis readily available observable market parameters. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service, which is a Level 2 input. Changes in fair value of these instruments are recognized in interest expense on the Consolidated Statements of Operations.

RL Venture

As required under our RL Venture loan, we entered into an interest rate cap with Commonwealth Bank of Australia to cap our interest rate exposure. The cap had an original notional amount of $80.0 million and caps the LIBOR reference rate at 4.0%. The cap expires in January 2018. At June 30, 2016, the valuation of the interest rate cap resulted in the recognition of an asset with minimal value, which is included in "Other assets, net" on the Consolidated Balance Sheets.

RL Baltimore

As required under our RL Baltimore loan, we entered into an interest rate cap with Commonwealth Bank of Australia to cap our interest rate exposure. The cap had an original notional amount of $13.3 million and caps the LIBOR reference rate at 3.0%. The cap expires in May 2018. At June 30, 2016, the valuation of the interest rate cap resulted in the recognition of an asset with minimal value, which is included in "Other assets, net" on the Consolidated Balance Sheets.

RLH Atlanta

As required under our RLH Atlanta loan, we entered into an interest rate cap with SMBC Capital Markets, Inc. to cap our interest rate exposure. The cap had an original notional amount of $9.4 million and caps the LIBOR reference rate at 3.0%. The cap expires in September 2018. At June 30, 2016, the valuation of the interest rate cap resulted in the recognition of an asset totaling $1,000, which is included in "Other assets, net" on the Consolidated Balance Sheets.

RLH DC

As required under our RLH DC loan, we entered into an interest rate cap with Commonwealth Bank of Australia to cap our interest rate exposure. The cap had an original notional amount of $17.5 million and caps the LIBOR reference rate at 3.0%. The cap expires in November 2018. At June 30, 2016, the valuation of the interest rate cap resulted in the recognition of an asset totaling $2,000, which is included in "Other assets, net" on the Consolidated Balance Sheets.

Wells Fargo

In January 2015, in connection with the early retirement of the Wells Fargo credit facility, we settled and terminated the associated interest rate swap with Wells Fargo. The outstanding notional amount at the time of the termination was approximately $16.2 million. The "Loss on early retirement of debt" on the Consolidated Statement of Operations of $1.2 million resulted from the termination of the credit facility and the swap, including $0.2 million attributable to termination of the swap. See Note 7 for additional information.

9.    Commitments and Contingencies

At any given time we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a materially adverse effect on our consolidated financial position or net cash flow.

10.    Income Taxes

We recognized an income tax provision of $34,000 for the three months ended June 30, 2016 and a $25,000 income tax benefit for the three months ended June 30, 2015. For six months ended June 30, 2016 and 2015 we recognized an income tax provision of $92,000 and $87,000, respectively. The income tax provision varies from the statutory rate primarily due to a full valuation allowance against our deferred assets.

We have federal operating loss carryforwards, which will expire beginning in 2033, state operating loss carryforwards, which will expire beginning in 2017, and tax credit carryforwards, which will begin to expire in 2024.

11.    Stockholders' Equity

We are authorized to issue 50 million shares of common stock, par value $0.01 per share, and 5 million shares of preferred stock, par value $0.01 per share. As of June 30, 2016, there were 20,176,911 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. The board of directors has the authority, without action by the shareholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights of the common stock.

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

Stock Incentive Plans

The 2006 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by our shareholders and allowed awards of 2.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of June 30, 2016, there were no shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2006 plan.

The 2015 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by our shareholders and allows awards of 1.4 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of June 30, 2016, there were 556,244 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2015 plan.

Stock based compensation expense reflects the fair value of stock based awards measured at grant date, including an estimated forfeiture rate, and is recognized over the relevant service period. For three and six months ended June 30, stock-based compensation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Stock options	$17	$—	$17	$—
Restricted stock units	531	268	1,027	498
Unrestricted stock awards	105	105	210	227
ESPP	7	3	14	7
Total stock-based compensation	$660	$376	$1,268	$732

Stock Options

Stock options issued are valued based upon the Black-Scholes option pricing model and we recognize this value as an expense over the periods in which the options vest. Use of the Black-Scholes option-pricing model requires that we make certain assumptions, including expected volatility, forfeiture rate, risk-free interest rate, expected dividend yield and expected life of the options, based on historical experience. Volatility is based on historical information with terms consistent with the expected life of the option. The risk free interest rate is based on the quoted daily treasury yield curve rate at the time of grant, with terms consistent with the expected life of the option. For the six months ended June 30, 2016 and 2015 the stock options granted were 81,130 and no shares, respectively.

Stock option fair value assumptions are as follows for stock options granted during the six months ended June 30, 2016:

Grant Date	Volatility	Forfeiture Rate	Risk-free Interest Rate	Dividend Yield	Expected Life (Years)
March 28, 2016	61.12%	21.07%	1.37%	—%	5

A summary of stock option activity for the six months ended June 30, 2016, is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2015	71,676	$10.41
Options granted	81,130	8.20
Options exercised	—	—
Options forfeited	(1,332)	8.74
Balance, June 30, 2016	151,474	$9.24
Exercisable, June 30, 2016	70,344	$10.44

Additional information regarding stock options outstanding and exercisable as of June 30, 2016, is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$8.20	81,130	9.74	2026	$8.20	$—	—	$—	$—
$8.74	39,504	1.89	2018	8.74	—	39,504	8.74	—
$12.21	15,195	0.39	2016	12.21	—	15,195	12.21	—
$13.00	15,645	0.88	2017	13.00	—	15,645	13.00	—
	151,474	5.84	2016-2026	$9.24	$—	70,344	$10.44	$—

(1)
The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been fully vested and exercised on the last trading day of the first six months of 2016, or June 30, 2016, based upon our closing stock price on that date of $7.26.

Restricted Stock Units, Shares Issued as Compensation

As of June 30, 2016 and 2015, there were 1,159,814 and 1,270,848 unvested restricted stock units outstanding. Since we began issuing restricted stock units, approximately 22.1% of total units granted have been forfeited. In the second quarter of 2016, we recognized approximately $0.5 million in compensation expense related to restricted stock units compared to $0.3 million in the comparable period in 2015. As the restricted stock units vest, we expect to recognize approximately $6.3 million in additional compensation expense over a weighted average period of 36 months, including $1.1 million during the remainder of 2016.

A summary of restricted stock unit activity for the six months ended June 30, 2016, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2016	1,224,920	$6.95
Granted	282,989	$8.17
Vested	(122,417)	$6.79
Forfeited	(225,678)	$7.14
Balance, June 30, 2016	1,159,814	$7.22

During the first six months of 2016, 122,417 shares of common stock were issued to employees as their restricted stock units vested. Under the terms of the 2006 and 2015 plans and upon issuance, we authorized a net settlement of distributable shares to employees after consideration of individual employees' tax withholding obligations, at the election of each employee. The fair value of restricted stock that vested during six months ended June 30, 2016 and 2015 was approximately $0.9 million and $0.7 million, respectively.

Unrestricted Stock Awards

Unrestricted stock awards are granted to members of our board of directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of the grant.

The following table summarizes unrestricted stock award activity for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Shares of unrestricted stock granted	12,294	15,600	27,228	34,885
Weighted average grant date fair value per share	$8.54	$6.60	$7.71	$6.46

Employee Stock Purchase Plan

In 2008, we adopted a new employee stock purchase plan ("ESPP") upon expiration of our previous plan. Under the ESPP, 300,000 shares of common stock are authorized for purchase by eligible employees at a 15% discount through payroll deductions. No employee may purchase more than $25,000 worth of shares, or more than 10,000 total shares, in any calendar year. As allowed under the ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. Shares issued to employees and the weighted average fair value per ESPP share for the three and six months ended June 30, 2016 and 2015 were, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Shares of stock sold to employees	12,735	10,614	12,735	10,614
Weighted average fair value per ESPP share	$5.96	$4.64	$5.96	$4.64

Warrant

In January 2015, in connection with Shelbourne Falcon’s purchase of equity interests in RL Venture, we issued Shelbourne a warrant to purchase 442,533 shares of common stock. The warrant has a five year term from the date of issuance and a per share exercise price of $6.78. The warrant has been classified as equity due to required share settlement upon exercise. Accordingly, the estimated fair value of the warrant was recorded in additional paid in capital upon issuance, and we do not recognize subsequent changes in fair value in our financial statements. As of June 30, 2016 all shares of common stock included in the warrant were still outstanding.

12.    Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator - basic and diluted:
Net income (loss)	$622	$(986)	$(5,198)	$9,146
Less: net (income) loss attributable to noncontrolling interests	(459)	(936)	562	(906)
Net income (loss) attributable to RLHC	$163	$(1,922)	$(4,636)	$8,240
Denominator:
Weighted average shares - basic	20,155	19,955	20,121	19,926
Weighted average shares - diluted	20,649	19,955	20,121	20,116

Earnings (loss) per share - basic	$0.01	$(0.10)	$(0.23)	$0.41

Earnings (loss) per share - diluted	$0.01	$(0.10)	$(0.23)	$0.41

For the three months ended June 30, 2016, all of the 151,474 options to purchase common shares, 720,135 of the 1,159,814 restricted stock units outstanding, and 387,676 of the 442,533 warrants to purchase common shares were not included in the diluted per share calculation as they were antidilutive. For the three months ended June 30, 2015, all of the 75,176 options to purchase common shares, all of the 1,270,848 restricted stock units outstanding, and all of the 442,533 warrants to purchase common shares were not included in the diluted per share calculation as they were antidilutive.

For the six months ended June 30, 2016, all of the 151,474 options to purchase common shares, all of the 1,159,814 restricted stock units outstanding, and all of the 442,533 warrants to purchase common shares were not included in the diluted per share calculation as they were antidilutive. For the six months ended June 30, 2015, all of the 75,176 options to purchase common shares, 1,080,136 of the 1,270,848 restricted stock units outstanding, and all of the 442,533 warrants to purchase common shares were not included in the diluted per share calculation as they were antidilutive.

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

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:	(in thousands)
Cash and cash equivalents and restricted cash	$37,474	$37,474	$35,202	$35,202
Short-term investments	$12,695	$12,695	$18,085	$18,085
Accounts receivable	$10,513	$10,513	$8,164	$8,164
Notes receivable	$2,872	$2,872	$2,605	$2,605
Interest rate caps	$3	$3	$42	$42
Financial liabilities:
Total debt	$103,097	$106,214	$90,772	$94,029

14. Related Party Transactions

RL Venture has agreed to pay to Shelbourne Falcon an investor relations fee each month equal to 0.50% of its total aggregate revenue. Columbia Pacific Opportunity Fund, LP, one of our company's largest shareholders, is an investor in Shelbourne Falcon. During the three months ended June 30, 2016 and 2015, Shelbourne Falcon earned $107,000 and $83,000, respectively. During the six months ended June 30, 2016 and 2015, Shelbourne Falcon earned $208,000 and $97,000, respectively.

RL Venture has also agreed to pay CPA Development, LLC, an affiliate of Columbia Pacific Opportunity Fund, LP, a construction management fee of $200,000. During the three months ended June 30, 2016 and 2015, RL Venture paid $33,000 and $22,000, respectively, of this fee. During the six months ended June 30, 2016 and 2015, RL Venture paid $67,000 and $56,000, respectively, of this fee.

In May 2015, we entered into a management agreement with the LLC that owns Red Lion Hotel Woodlake Conference Center Sacramento. A member of our board of directors is a 50% owner of the entity that serves as the manager of that LLC. During the three months ended June 30, 2016 and 2015, we recognized management fee revenue from the LLC of $32,000 and $6,000, respectively. During the six months ended June 30, 2016 and 2015 we recognized management fee revenue from the LLC of $62,000 and $15,000, respectively.

Effective March 29, 2016, our wholly owned subsidiary, RL Management entered into a one-year contract to manage the Hudson Valley Resort and Spa, a hotel located in Kerhonkson, New York. The hotel is owned by HNA Hudson Valley Resort & Training Center LLC, an affiliate of HNA RLH Investments LLC, one of our largest shareholders, and is controlled by HNA Group North America LLC, for which Enrico Marini Fichera, one of our directors, serves as the Head of Investments. Under that contract, our subsidiary is entitled to a monthly management fee equal to $8,333 or three percent of the hotel’s gross operating revenues, whichever is larger. During the three and six months ended June 30, 2016, we recognized management fee revenue from the LLC of $30,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will” and similar expressions or their negatives are used in this quarterly report, these are forward-looking statements. Many possible events or factors, including those discussed in “Risk Factors” under Item 1A of our annual report on Form 10-K for the year ended December 31, 2015, which we filed with the Securities and Exchange Commission (“SEC”) on March 1, 2016, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements.

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

The following discussion and analysis should be read in connection with our unaudited consolidated financial statements and the condensed notes thereto and other financial information included elsewhere in this quarterly report, as well as in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2015, which are included in our annual report on Form 10-K for the year ended December 31, 2015.

Introduction

We are a NYSE-listed hospitality and leisure company (ticker symbol: RLH) primarily engaged in the management, franchising and ownership of hotels under our proprietary brands, including Hotel RL, Red Lion Hotel, Red Lion Inn & Suites, GuestHouse and Settle Inn & Suites (collectively the “RLHC Brands”). The RLHC Brands represent upscale, midscale and economy hotels.

A summary of our properties as of June 30, 2016 is provided below:

	Hotels	Total Available Rooms

Company operated hotels
Majority owned and consolidated	15	3,007
Leased	4	867
Managed	3	684
Franchised hotels	92	9,980
Total systemwide	114	14,538

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

Overview

Total revenue for the three months ended June 30, 2016 increased $8.4 million, or 29%, compared with the same period in 2015, driven by all three of our segments. Total revenue for the six months ended June 30, 2016 increased $11.3 million, or 17.1%, from the first half of 2015, across all segments.

Revenue per available room ("RevPAR") for company operated hotels on a comparable basis increased 1.5% in the second quarter of 2016 and 1.4% for the first half of 2016 from the same periods in 2015. Average Daily Rate ("ADR") on a comparable basis increased 1.0% in the second quarter and 0.3% for the first half of 2016 compared with the same periods in 2015. Average occupancy on a comparable basis increased 40 basis points and 70 basis points in the three and six month periods in 2016 from the three and six month periods in 2015.

Our entertainment segment revenue increased by $5.0 million and $5.3 million for the three and six months ended June 30, 2016, when compared with the same periods in 2015. The increase was significantly driven by a successful run of a Broadway stage production in Honolulu.

In April 2016, we opened the Red Lion Hotel Atlanta International Airport following a six-month renovation. This property has 246 rooms and is our first location in the greater Atlanta area.

On April 1, 2016, we completed the sale of a 16% interest in RLH DC Venture to Shelbourne Falcon IV for $1.7 million, which resulted in $0.3 million being recognized as an increase to additional paid in capital within RLHC's equity. This sale increased Shelbourne Falcon IV's ownership interest in RLH DC Venture to 45%.

Results of Operations

A summary of our consolidated statements of comprehensive (loss) income is provided below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenue	$44,979	$36,613	$77,654	$66,328
Total operating expenses	42,670	35,921	79,864	53,002
Operating income (loss)	2,309	692	(2,210)	13,326
Other income (expense):
Interest expense	(1,487)	(1,738)	(2,948)	(3,240)
Loss on early retirement of debt	—	—	—	(1,159)
Other income (expense), net	(166)	35	52	306
Income (loss) from operations before taxes	656	(1,011)	(5,106)	9,233
Income tax expense (benefit)	34	(25)	92	87
Net income (loss)	622	(986)	(5,198)	9,146
Less net (income) loss attributable to noncontrolling interest	(459)	(936)	562	(906)
Net income (loss) attributable to RLHC	163	(1,922)	(4,636)	8,240

Non-GAAP Financial Measures (1)
EBITDA	$6,180	$3,871	$5,382	$18,592
Adjusted EBITDA	$6,423	$4,434	$5,753	$4,514
Adjusted net income (loss)	$865	$(423)	$(4,827)	$(4,932)
(1) The definitions of "EBITDA", "Adjusted EBITDA" and Adjusted net income (loss) and how those measures relate to net income (loss) are discussed and reconciled under Non-GAAP Financial Measures below.

For the three months ended June 30, 2016, we reported net income of $0.6 million, which includes a net gain on the sale of intellectual property of $0.4 million and expenses for the CFO transition and other one-time professional services costs of $0.6 million. For the three months ended June 30, 2015, we reported net loss of $(1.0) million, which includes $0.6 million in amortized lease termination fees related to the amended lease for the Red Lion Hotel Vancouver at the Quay. For the six months ended June 30, 2016, in addition to the amounts above in the second quarter, we recognized an environmental cleanup charge of $0.1 million related to one of our hotel properties. For the six months ended June 30, 2015, in addition to the amounts recognized during the second quarter, we recognized a gain of $16.4 million for the sales of the Bellevue and Wenatchee properties, a $1.2 million loss on early retirement of debt incurred in paying off the Wells Fargo term loan, and $1.1 million in amortized lease termination fees related to the amended lease for the Red Lion Hotel Vancouver at the Quay.

The above special items are excluded from operating results in Adjusted EBITDA and adjusted net income (loss). For the three and six months ended June 30, 2016, Adjusted EBITDA was $6.4 million and $5.8 million, compared with $4.4 million and $4.5 million for the same periods in 2015.

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
EBITDA, Adjusted EBITDA and Adjusted net income (loss) are commonly used measures of performance in our industry. We utilize these measures because management finds them a useful tool to calculate more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe they are a complement to reported operating results. EBITDA, Adjusted EBITDA and Adjusted net income (loss) are not intended to represent net income (loss) defined by generally accepted accounting principles in the United States ("GAAP"), and such information should not be considered as an alternative to reported information or any other measure of performance prescribed by GAAP. In addition, other companies in our industry may calculate EBITDA and, in particular, Adjusted EBITDA and Adjusted net income (loss) differently than we do or may not calculate them at all, limiting the usefulness of EBITDA, Adjusted EBITDA and Adjusted net income (loss) as comparative measures.
The following is a reconciliation of EBITDA, Adjusted EBITDA and Adjusted net income (loss) to net income (loss) for the periods presented (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Net income (loss)		$622	$(986)	$(5,198)	$9,146
	Depreciation and amortization	4,037	3,144	7,540	6,119
	Interest expense	1,487	1,738	2,948	3,240
	Income tax expense (benefit)	34	(25)	92	87
EBITDA		6,180	3,871	5,382	18,592
	Gain on asset dispositions (1)	(393)	—	(393)	(16,362)
	Loss on early retirement of debt (2)	—	—	—	1,159
	Lease termination costs (3)	—	563	—	1,125
	Reserve for environmental cleanup (4)	—	—	128	—
	Transition and other costs (5)	636	—	636	—
Adjusted EBITDA		$6,423	$4,434	$5,753	$4,514

(1)
In the second quarter of 2016, we recorded a gain on sale of intellectual property, net of brokerage fees, of $0.4 million. In the first quarter of 2015, we recorded $16.4 million in gain on the sales of the Bellevue and Wenatchee properties. These amounts are included in the line item "Gain on asset dispositions, net" on the accompanying consolidated statements of operations.

(2)	In the first quarter of 2015, we recorded $1.2 million in loss on the early retirement of debt.
(3)
In the fourth quarter of 2014, we amended the lease for the Red Lion Hotel Vancouver at the Quay and recorded $0.6 million of additional amortized lease termination fees in the first and second quarters of 2015.

(4)	In the first quarter of 2016, a reserve account was recorded for environmental cleanup at one of our hotel properties.
(5)
The costs recorded in the second quarter of 2016 consisted primarily of expenses associated with the separation of the former Executive Vice President and Chief Financial Officer and other legal and consulting services associated with the CFO transition and other non-recurring transaction costs.

The following is a reconciliation of Adjusted net income (loss) to net income (loss) for the periods presented (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Net income (loss)		$622	$(986)	$(5,198)	$9,146
	Gain on asset dispositions (1)	(393)	—	(393)	(16,362)
	Loss on early retirement of debt (2)	—	—	—	1,159
	Lease termination costs (3)	—	563	—	1,125
	Reserve for environmental cleanup (4)	—	—	128	—
	Transition and other costs (5)	636	—	636	—
Adjusted net income (loss)		$865	$(423)	$(4,827)	$(4,932)

(1)
In the second quarter of 2016, we recorded a gain on sale of intellectual property, net of brokerage fees, of $0.4 million. In the first quarter of 2015, we recorded $16.4 million in gain on the sales of the Bellevue and Wenatchee properties. These amounts are included in the line item "Gain on asset dispositions, net" on the accompanying consolidated statements of operations.

(2)	In the first quarter of 2015, we recorded $1.2 million in loss on the early retirement of debt.
(3)
In the fourth quarter of 2014, we amended the lease for the Red Lion Hotel Vancouver at the Quay and recorded $0.6 million of additional amortized lease termination fees in the first and second quarters of 2015.

(4)	In the first quarter of 2016, a reserve account was recorded for environmental cleanup at one of our hotel properties.
(5)
The costs recorded in the second quarter of 2016 consisted primarily of expenses associated with the separation of the former Executive Vice President and Chief Financial Officer and other legal and consulting services associated with the CFO transition and other non-recurring transaction costs.

Reconciliation of Comparable Company Operated Hotel Revenue, Expenses and Operating Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Company operated hotel revenue	$32,209	$30,348	$56,358	$54,120
less: revenue from sold and closed hotels	—	(1,484)	—	(3,612)
less: revenue from hotels without comparable results	(3,700)	(285)	(6,012)	(317)
Comparable company operated hotel revenue	$28,509	$28,579	$50,346	$50,191

Company operated hotel operating expenses	$24,072	$22,218	$45,672	$43,139
less: hotel divisional general and administrative expenses	(2,756)	(2,304)	(6,053)	(5,264)
less: operating expenses from sold and closed hotels	—	(1,083)	—	(2,921)
less: operating expenses from hotels without comparable results	(2,760)	(313)	(4,865)	(392)
Comparable company operated hotel operating expenses	$18,556	$18,518	$34,754	$34,562

Company operated hotel direct operating profit	$8,137	$8,130	$10,686	$10,981
less: hotel divisional general and administrative expenses	2,756	2,304	6,053	5,264
less: operating profit from sold and closed hotels	—	(401)	—	(691)
less: operating profit from hotels without comparable results	(940)	28	(1,147)	75
Comparable company operated hotel direct profit	$9,953	$10,061	$15,592	$15,629
Comparable company operated hotel direct margin %	34.9%	35.2%	31.0%	31.1%

Revenues

A detail of our revenues for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Company operated hotels	$32,209	$30,348	$56,358	$54,120
Other revenues from managed properties	1,580	964	2,766	1,127
Franchised hotels	4,131	3,229	7,427	5,322
Entertainment	7,047	2,060	11,078	5,736
Other	12	12	25	23
Total revenues	$44,979	$36,613	$77,654	$66,328

Three months ended June 30, 2016 and 2015

During the second quarter of 2016, revenue from the company operated hotel segment increased $1.9 million or 6.1% compared to the second quarter of 2015. The increase was driven primarily by new company operated locations that were opened in the third and fourth quarters of 2015 and in the second quarter of 2016. On a comparable hotel basis, excluding the results of the sold and closed properties and the hotels for which comparable results were not available, revenue from the company operated hotel segment was slightly lower ($0.1 million or 0.2%) in the second quarter of 2016 compared to the second quarter of 2015.

Revenue from our franchised hotels segment increased $0.9 million to $4.1 million in the second quarter of 2016 compared to the same period in 2015. This was primarily due to growth in the number of franchises in the system, resulting from new additions to the RLHC hotel system and the GuestHouse International acquisition during the second quarter of 2015.

Revenue in the entertainment segment increased $5.0 million to $7.0 million in the second quarter of 2016 compared to the second quarter of 2015. This was primarily due to a successful run of a Broadway stage production in Honolulu in 2016.

Six months ended June 30, 2016 and 2015

During the first six months of 2016, revenue from the company operated hotel segment increased $2.2 million or 4.1% compared to the first six months of 2015. The increase was driven primarily by new company operated locations that were opened in the third and fourth quarters of 2015 and in the second quarter of 2016. On a comparable basis, excluding the results of the sold and closed properties and the hotels for which comparable results were not available, revenue from the company operated hotel segment increased $0.2 million or 0.3% in the first six months of 2016 compared to the first six months of 2015. Average occupancy increased 70 basis points compared to the first six months of 2015, primarily driven by increases in group and transient room nights.

Revenue from our franchised hotels segment increased $2.1 million to $7.4 million in the first six months of 2016 compared to the first six months of 2015. This was primarily due to growth in the number of franchises in the system, resulting from new additions to the RLHC hotel system and the GuestHouse International acquisition during the second quarter of 2015.

Revenue in the entertainment segment increased $5.3 million to $11.1 million in the first six months of 2016 compared to the first six months of 2015. This was primarily due to a successful run of a Broadway stage productions in Spokane and Honolulu in 2016.

Comparable Company Operated Hotel Revenue

Comparable hotels are defined as properties that were operated by our company for at least one full calendar year as of the end of the current period other than hotels for which comparable results were not available. Comparable results excludes one hotel that was converted from owned to managed, one hotel that was converted from owned to franchised and one hotel that was closed. In addition, Hotel RL Baltimore, Hotel RL Washington DC, and Red Lion Hotel Atlanta International Airport are excluded as these properties have not been open since the beginning of both comparable periods.
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

Average occupancy, ADR and RevPAR statistics are provided below on a comparable basis.

Comparable Hotel Statistics (1)(2)
	Three months ended June 30,
	2016				2015
	Average Occupancy		ADR	RevPAR	Average Occupancy	ADR	RevPAR
Company operated hotels
Midscale	74.7%		$97.63	$72.97	74.3%	$96.70	$71.88
Franchised hotels
Midscale	65.1%		$93.60	$60.92	66.0%	$87.06	$57.45
Economy (pro forma) (2)	60.1%		$68.22	$41.01	56.3%	$67.66	$38.09
Systemwide
Midscale	69.9%		$95.76	$66.96	70.2%	$92.18	$64.68
Economy (pro forma) (2)	60.1%		$68.22	$41.01	56.3%	$67.66	$38.09
Total Systemwide	67.0%		$88.28	$59.11	66.0%	$85.87	$56.66

Change from prior comparative period:	Average Occupancy		ADR	RevPAR
Company operated hotels
Midscale	40	bps	1.0%	1.5%
Franchised hotels
Midscale	(90)	bps	7.5%	6.0%
Economy (pro forma) (2)	380	bps	0.8%	7.7%
Systemwide
Midscale	(30)	bps	3.9%	3.5%
Economy (pro forma) (2)	380	bps	0.8%	7.7%
Total Systemwide	100	bps	2.8%	4.3%

Comparable Hotel Statistics (1)(2)
	Six months ended June 30, 2016
	2016				2015
	Average Occupancy		ADR	RevPAR	Average Occupancy	ADR	RevPAR
Company operated hotels
Midscale	67.7%		$93.43	$63.25	67.0%	$93.13	$62.37
Franchised hotels
Midscale	59.7%		$89.12	$53.21	58.3%	$85.46	$49.85
Economy (pro forma) (2)	53.1%		$65.46	$34.79	49.8%	$65.54	$32.65
Systemwide
Midscale	63.7%		$91.42	$58.25	62.7%	$89.57	$56.12
Economy (pro forma) (2)	53.1%		$65.46	$34.79	49.8%	$65.54	$32.65
Total Systemwide	60.5%		$84.52	$51.15	58.8%	$83.49	$49.11

Change from prior comparative period:	Average Occupancy		ADR	RevPAR
Company operated hotels
Midscale	70	bps	0.3%	1.4%
Franchised hotels
Midscale	140	bps	4.3%	6.7%
Economy (pro forma) (2)	330	bps	(0.1)%	6.6%
Systemwide
Midscale	100	bps	2.1%	3.8%
Economy (pro forma) (2)	330	bps	(0.1)%	6.6%
Total Systemwide	170	bps	1.2%	4.2%

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

Average occupancy, RevPAR, and ADR as defined below, are widely used in the hospitality industry and appear throughout this document as important measures to the discussion of our operating performance.

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

RevPAR for company operated hotels on a comparable basis increased 1.5% in the second quarter of 2016 and 1.4% for the first half of 2016 from the same periods in 2015. ADR on a comparable basis increased 1.0% in the second quarter and 0.3% for the first half of 2016 compared with the same periods in 2015. Average occupancy on a comparable basis increased 40 basis points and 70 basis points in the three and six month periods in 2016 from the three and six month periods in 2015.

Comparable RevPAR for midscale franchised hotels increased 6.0% in the second quarter of 2016 from the second quarter of 2015. Comparable ADR increased 7.5% in the second quarter of 2016 to $93.60 from $87.06 in 2015. Comparable occupancy decreased 90 basis points in the first quarter of 2016 as compared to the first quarter of 2015. Comparable RevPAR for midscale franchised hotels increased 6.7% in the first half 2016 from the first half of 2015. Comparable ADR increased 4.3% in the first half of 2016 to $89.12 from $85.46 in 2015. Comparable occupancy increased 140 basis points in the first half of 2016 as compared to the first half of 2015.

Comparable RevPAR for economy franchised hotels increased 7.7% in the second quarter of 2016 from the second quarter of 2015. Comparable ADR increased 0.8% in the second quarter of 2016 to $68.22 from $67.66 in 2015. Comparable occupancy increased 380 basis points in the first quarter of 2016 as compared to the first quarter of 2015. Comparable RevPAR for economy franchised hotels increased 6.6% in the first half of 2016 from the first quarter of 2015. Comparable ADR decreased 0.1% in the first half of 2016 to $65.46 from $65.54 in 2015. Comparable occupancy increased 330 basis points in the first half of 2016 as compared to the first half of 2015.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, depreciation and amortization, hotel facility and land lease expense, gain or loss on asset dispositions and general and administrative expenses.

The detail of our operating expenses by major expense category as reported for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Company operated hotels	$24,072	$22,218	$45,672	$43,139
Other costs from managed properties	1,580	964	2,766	1,127
Franchised hotels	3,464	3,031	6,820	5,407
Entertainment	6,140	2,249	9,577	5,375
Other	9	9	21	17
Depreciation and amortization	4,037	3,144	7,540	6,119
Hotel facility and land lease	1,185	1,594	2,346	3,195
Gain on asset dispositions, net	(512)	(88)	(629)	(16,503)
General and administrative expenses	2,695	2,800	5,751	5,126
Total operating expenses	$42,670	$35,921	$79,864	$53,002

The detail of our comparable hotel operating expenses for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands):

Comparable Hotel Expenses (Non-GAAP Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Company operated hotel operating expenses	$24,072	$22,218	$45,672	$43,139
less: hotel divisional general and administrative expenses	(2,756)	(2,304)	(6,053)	(5,264)
less: operating expenses from sold and closed hotels	—	(1,083)	—	(2,921)
less: operating expenses from hotels without comparable results	(2,760)	(313)	(4,865)	(392)
Comparable company operated hotel operating expenses	$18,556	$18,518	$34,754	$34,562

Comparable hotels are defined as properties that were operated by our company for at least one full calendar year as of the beginning of the current period other than hotels for which comparable results were not available. Comparable results excludes one hotel that was converted from owned to managed, one hotel that was converted from owned to franchised and one hotel that was closed. In addition, Hotel RL Baltimore, Hotel RL Washington DC, and Red Lion Hotel Atlanta International Airport are excluded as these properties have not been open since the beginning of both comparable periods.

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

Three months ended June 30, 2016 and 2015

Direct company operated hotel expenses were $24.1 million in the second quarter of 2016 compared with $22.2 million in the second quarter of 2015. The primary driver of the increase was higher costs associated with new hotels added since the second quarter of 2015. On a comparable basis, direct company operated hotel expenses were $18.6 million in the second quarter of 2016 compared with $18.5 million in the second quarter of 2015. The minor increase was driven by higher revenue.

Direct expenses for the franchise segment in the second quarter of 2016 increased $0.4 million compared with the second quarter of 2015, primarily driven by growth in the number of franchises in the system, including the acquisition of GuestHouse International locations in April 2015.

Direct expenses for the entertainment segment in the second quarter of 2016 increased by $3.9 million compared with the second quarter of 2015, driven by costs of the Broadway stage production in Honolulu in 2016.

Depreciation and amortization expenses increased $0.9 million in the second quarter of 2016 compared with the second quarter of 2015, primarily due to the start of operations at the Hotel RL Baltimore Inner Harbor (on August 1, 2015) and the Hotel RL Washington DC (on October 29, 2015).

Hotel facility and land lease costs decreased $0.4 million compared with the second quarter of 2015, primarily due to amortized lease termination fees for the Red Lion Hotel Vancouver at the Quay recorded in 2015, partially offset by the cost of the Hotel RL Washington DC land lease.

General and administrative expenses decreased by $0.1 million in the second quarter of 2016 compared with the second quarter of 2015, primarily due to lower variable compensation expense when compared with 2015, partially offset by costs for the CFO separation and one-time professional services.

Six months ended June 30, 2016 and 2015

Direct company operated hotel expenses were $45.7 million in the first six months of 2016 compared with $43.1 million in the first six months of 2015. The primary reason for the increase is the addition of three new hotels in the second half of 2015 and in April 2016. On a comparable basis, direct company operated hotel expenses were $34.8 million in the first six months of 2016 compared with $34.6 million in the first six months of 2015. The increase was driven primarily by increased occupancy related costs and a prior year $0.6 million non-cash benefit in our loyalty program.

Direct expenses for the franchise segment in the first six months of 2016 increased $1.4 million compared with the first six months of 2015, primarily driven by a greater number of franchises, including the April 2015 acquisition of GuestHouse International, as well as investment costs of the enhanced franchise development team.

Direct expenses for the entertainment segment in the first six months of 2016 increased by $4.2 million compared with the first six months of 2015, primarily due to successful Broadway stage productions in Spokane and Honolulu.

Depreciation and amortization expenses increased $1.4 million in the first six months of 2016 compared with the first six months of 2015. The primary driver of the variance was the addition of new properties subsequent to the second quarter of 2015.

Hotel facility and land lease costs decreased $0.8 million in the first six months of 2016 compared with the first six months of 2015, primarily due to amortized lease termination fees for the Red Lion Hotel Vancouver at the Quay recorded in 2015, partially offset by the cost of the Hotel RL Washington DC land lease.

During the first six months of 2016, we recognized a $0.4 million gain on the sale of intellectual property, as well as minor gains on disposals of property associated with our hotel renovations. During the first six months of 2015, we recorded $16.5 million in gains on the sales of the Bellevue and Wenatchee properties.

General and administrative expenses increased by $0.6 million in the first six months of 2016 compared with the first six months of 2015 driven significantly by costs for the CFO separation and one-time professional services, as well as higher medical claims expense, partially offset by lower variable compensation expense when compared with the first six months of 2015.

Interest Expense

Interest expense decreased $0.3 million in the second quarter of 2016 compared with the second quarter of 2015 and decreased $0.3 million in the first six months of 2016 compared with 2015. The increases were primarily due to greater outstanding principal balance of debt at the joint ventures, partially offset by the payoff of the debentures in the fourth quarter of 2015.

Income Taxes

For the three and six months ended June 30, 2016, we reported income tax expense of $34,000 and $92,000 compared with income tax benefit of $25,000 and income tax expense of $87,000 for the same periods in 2015. The income tax benefit/provisions vary from the statutory rate primarily due to a full valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

Our principal source of liquidity is cash flows from operations. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $32.1 million and $37.4 million at June 30, 2016 and December 31, 2015. We believe that we have sufficient liquidity to fund our operations at least through August 2017.

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

We are committed to keeping our properties well maintained and attractive to our customers in order to maintain our competitiveness within the industry and keep our hotels properly positioned in their markets. This requires ongoing access to capital for replacement of outdated furnishings as well as for facility repair, modernization and renovation. As a result, we included property improvement expenditures in the borrowing arrangements for our RL Venture Holding LLC properties, as well as the Baltimore, Atlanta, and Washington, DC locations.
In January 2015, RL Venture Holding LLC, a wholly-owned subsidiary of RL Venture, and each of its 12 wholly-owned subsidiaries entered into a loan agreement with Pacific Western Bank. The original principal amount of the loan was $53.8 million with an additional $26.2 million to be drawn over a two-year period to cover property improvements related to the 12 hotels owned by the subsidiaries. At June 30, 2016, the remaining amount of funds available to draw on the loan was $15.1 million, and the property improvement work must be completed by January 15, 2017. At June 30, 2016, we reclassified $5.2 million of the outstanding debt balance to current, based on the expected sale of the Coos Bay, Oregon hotel property, as required by the loan agreement upon the sale of any of the properties within RL Venture. The loan matures in January 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.75%. Fixed monthly principal payments begin in January 2017 in an amount that would repay the outstanding principal balance over a twenty-five year amortization period. Our joint venture partner owns 45% of RL Venture at June 30, 2016.
In April 2015, RL Baltimore, a wholly-owned subsidiary of RLS Balt Venture LLC, obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by the Hotel RL Baltimore Inner Harbor. The initial principal amount of the loan was $10.1 million, and the lender agreed to advance an additional $3.2 million to cover expenses related to improvements to the hotel, all of which has been drawn. The loan matures in May 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.25%. No principal payments are required during the initial term of the loan. Principal payments of $16,000 per month are required beginning in May 2018 if the extension option is exercised. Our joint venture partner owns 27% of RLS Balt Venture at June 30, 2016.

In September 2015, RLH Atlanta obtained a new mortgage loan from PFP Holding Company IV LLC, which was used to acquire, and is secured by, a hotel adjacent to the Atlanta International Airport which opened in April 2016 as the Red Lion Hotel Atlanta International Airport. The initial principal amount of the loan was $6.0 million, and the lender agreed to advance an additional $3.4 million to cover expenses related to improvements to the hotel, all of which has been drawn at June 30, 2016. The loan matures in September 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.35%. No principal payments are required during the initial term of the loan. Our joint venture partner owns 45% of RLS Atla Venture at June 30, 2016.

In October 2015, RLH DC obtained a new mortgage loan from Pacific Western Bank, which was used, along with cash on hand, to acquire, and is secured by, the Hotel RL Washington, DC. The initial principal amount of the loan was $15.2 million and the lender agreed to advance an additional $2.3 million to cover expenses related to improvements to the hotel, of which $2.0 million has yet to be drawn at June 30, 2016. The loan has a two-year term with a one-year extension option, and interest under the advanced portions of the loan will be calculated at LIBOR plus 4.55%. Interest only payments are due monthly commencing November 2015. Monthly principal payments of $58,333 are required beginning in October 2018. Our joint venture partner owns 45% of RLS DC Venture as of June 30, 2016.

At June 30, 2016 total outstanding debt was $100.4 million, net of discount, all of which is at variable interest rates. Our average pre-tax interest rate on debt was 5.5% at June 30, 2016. Refer to Note 7 in Item 1. Financial Information for further information on the specific terms of our debt.

Operating Activities

Net cash provided by operating activities totaled $2.1 million during the first six months of 2016 compared with cash used in operating activities of $1.3 million during the first six months of 2015. The primary drivers for the change in cash flows were improvements in net income and reduced additions to restricted cash partially offset by a decline in working capital accounts.

Investing Activities

Net cash used in investing activities totaled $12.0 million during the first six months of 2016 compared with net cash provided by investing activities of $24.6 million during the first six months of 2015. The primary driver of the change was the proceeds from the sales of the Bellevue and Wenatchee properties in 2015, partially offset by the cash outflow of $8.9 million for the acquisition of the GuestHouse International assets. Additionally, capital expenditures were $19.6 million in first half of 2016 compared with $7.8 million for the same period in 2015.

Financing Activities

Net cash provided by financing activities was $13.5 million during the first six months of 2016 compared with $52.9 million in the first six months of 2015. During the first half of 2016, we borrowed $12.3 million under our joint venture loan agreements and sold a $3.2 million interest in DC Venture. In the same period in 2015, there were two significant cash inflows - $67.5 million received from the new debt of RL Venture and RLS Balt Venture, as well as $19.1 million in proceeds from the sale of the joint venture interests to Shelbourne Falcon and Shelbourne Falcon II. These two inflows were partially offset by $30.5 million in repayment of the Wells Fargo debt in 2015.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and estimated interest on debt, as of June 30, 2016 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt(1)	$117,542	$6,319	$95,977	$15,246	$—
Operating and capital leases	88,387	5,766	9,878	8,287	64,456
Service agreements	275	275	—	—	—
Total contractual obligations (2)	$206,204	$12,360	$105,855	$23,533	$64,456

(1)	Includes estimated interest payments and commitment fees over the life of the debt agreement.

(2)
With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.

We have leasehold interests at various hotel properties, as well as our offices located in Spokane, Washington and Denver, Colorado. These leases require us to pay fixed monthly rent and have expiration dates of 2017 and beyond, which are reflected in the table above. The table below summarizes the terms of the leases, including extension periods at our option, for our hotel properties:

Property	Expiration date of lease	Extension periods
Red Lion River Inn	October 2018	Three renewal terms of five years each
Red Lion Hotel Seattle Airport (1)	December 2024	One renewal term of five years
Red Lion Anaheim (1)	April 2021	17 renewal terms of five years each
Red Lion Hotel Kalispell	April 2028	Three renewal terms of five years each
Spokane, Washington Office	September 2017	None
Denver, Colorado Office	August 2020	One renewal term of five years
Hotel RL Washington DC (1)	December 2080	None
(1) Ground lease only

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from outstanding debt. At June 30, 2016, our outstanding debt, including current maturities and excluding unamortized origination fees, totals $103.1 million which is under term loans subject to variable rates, but is subject to interest rate caps.

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

The below table summarizes the principal payment requirements on our debt obligations at June 30, 2016 on our consolidated balance sheet (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Debt	$—	$1,352	$24,391	$77,354	$—	$—	$103,097	$106,214
Average interest rate							5.5%

Item 4.	Controls and Procedures

As of June 30, 2016, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our interim Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in SEC rules and forms.

There were no changes in internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
Index to Exhibits

Exhibit Number	Description

10.1	2016 RLHC Executive Officers Bonus Plan (incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K (Commission File No. 001‑13957) filed on April 1, 2016)

10.2	Separation and Release Agreement effective April 8, 2016 between the registrant and James A. Bell

10.3	Employment offer letter of David Wright, as amended and restated effective April 11, 2016

10.4	2016 RLHC Corporate Office Bonus Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b)

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Lion Hotels Corporation
Registrant

Signature		Title	Date

By:	/s/ Gregory T. Mount	President and Chief Executive Officer (Principal Executive Officer)	August 3, 2016
Gregory T. Mount

By:	/s/ David M. Wright	Vice President of Accounting, Tax & External Reporting and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 3, 2016
David M. Wright