Form 10-Q
period 2016-09-30
Red Lion Hotels CORP
filed 2016-11-09
CIK 1052595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
As of November 2, 2016, there were 20,931,782 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2016 and December 31, 2015

	September 30, 2016	December 31, 2015
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents ($7,831 and $7,226 attributable to VIEs)	$18,930	$23,898
Restricted cash ($8,855 and $10,978 attributable to VIEs)	9,181	11,304
Short-term investments	25	18,085
Accounts receivable, net ($3,783 and $2,383 attributable to VIEs)	14,401	8,164
Notes receivable, net	1,166	929
Inventories ($447 and $497 attributable to VIEs)	658	721
Prepaid expenses and other ($766 and $1,081 attributable to VIEs)	4,440	2,149
Assets held for sale ($3,936 and $0 attributable to VIEs)	3,936	—
Total current assets	52,737	65,250
Property and equipment, net ($184,087 and $163,746 attributable to VIEs)	210,991	195,390
Goodwill	8,824	8,512
Intangible assets	53,588	15,301
Notes receivable, long term	—	1,676
Other assets, net ($62 and $103 attributable to VIEs)	1,496	1,089
Total assets	$327,636	$287,218
LIABILITIES
Current liabilities:
Accounts payable ($9,816 and $7,178 attributable to VIEs)	$14,110	$9,263
Accrued payroll and related benefits ($109 and $1,763 attributable to VIEs)	2,800	6,163
Other accrued entertainment liabilities	7,817	9,211
Other accrued liabilities ($2,738 and $1,588 attributable to VIEs)	13,240	3,225
Long-term debt, due within one year ($5,912 and $0 attributable to VIEs)	5,912	—
Total current liabilities	43,879	27,862
Long-term debt, due after one year, net of debt issuance costs ($101,840 and $87,557 attributable to VIEs)	101,840	87,557
Deferred income and other long term liabilities ($276 and $0 attributable to VIEs)	5,768	1,326
Deferred income taxes	3,105	2,872
Total liabilities	154,592	119,617

Commitments and contingencies

STOCKHOLDERS’ EQUITY
RLHC stockholders' equity
Preferred stock- 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 20,919,014 and 20,051,145 shares issued and outstanding	209	201
Additional paid-in capital	151,960	143,901
Accumulated deficit	(12,440)	(10,110)
Total RLHC stockholders' equity	139,729	133,992
Noncontrolling interests	33,315	33,609
Total stockholders' equity	173,044	167,601
Total liabilities and stockholders’ equity	$327,636	$287,218

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
For the Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Revenue:
Company operated hotels	$37,157	$36,972	$93,515	$91,092
Other revenues from managed properties	1,733	1,147	4,498	2,274
Franchised hotels	4,766	3,800	12,194	9,123
Entertainment	1,936	1,800	13,014	7,537
Other	16	16	40	38
Total revenues	45,608	43,735	123,261	110,064
Operating expenses:
Company operated hotels	25,363	25,439	71,035	68,578
Other costs from managed properties	1,733	1,147	4,498	2,274
Franchised hotels	3,214	3,087	10,034	8,494
Entertainment	1,605	1,666	11,183	7,041
Other	22	10	44	26
Depreciation and amortization	3,814	3,484	11,354	9,603
Hotel facility and land lease	1,197	1,894	3,543	5,089
Gain on asset dispositions, net	(101)	(88)	(730)	(16,590)
General and administrative expenses	2,031	2,676	7,781	7,803
Total operating expenses	38,878	39,315	118,742	92,318
Operating income	6,730	4,420	4,519	17,746
Other income (expense):
Interest expense	(1,805)	(1,989)	(4,753)	(5,228)
Loss on early retirement of debt	—	—	—	(1,159)
Other income (expense), net	(1,246)	75	(1,193)	380
Total other income (expense)	(3,051)	(1,914)	(5,946)	(6,007)
Income (loss) before taxes	3,679	2,506	(1,427)	11,739
Income tax expense (benefit)	166	(49)	258	37
Net income (loss)	3,513	2,555	(1,685)	11,702
Net (income) loss attributable to noncontrolling interests	(1,207)	(1,746)	(645)	(2,653)
Net income (loss) attributable to RLHC	$2,306	$809	$(2,330)	$9,049

Earnings (loss) per share - basic	$0.11	$0.04	$(0.11)	$0.45
Earnings (loss) per share - diluted	$0.11	$0.04	$(0.11)	$0.45

Weighted average shares - basic	20,781	20,028	20,343	19,960
Weighted average shares - diluted	21,158	20,607	20,343	20,131

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended
	September 30,
	2016	2015
	(In thousands)
Operating activities:
Net income (loss)	$(1,685)	$11,702
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,354	9,603
Amortization of debt issuance costs	880	583
Gain on disposition of property, equipment and other assets, net	(730)	(16,592)
Loss on early retirement of debt	—	1,074
Deferred income taxes	233	—
Equity in investments	(171)	101
Stock based compensation expense	1,960	1,008
Provision for doubtful accounts	212	580
Change in current assets and liabilities:
Restricted cash for interest payments and other	(1,049)	(7,922)
Accounts receivable	(4,664)	(2,748)
Notes receivable	(68)	(177)
Inventories	63	(110)
Prepaid expenses and other	(1,959)	(899)
Accounts payable	3,697	2,681
Accrued other liabilities	(2,046)	8,953
Net cash provided by operating activities	6,027	7,837
Investing activities:
Purchase of Vantage, net assets acquired	(22,694)	—
Capital expenditures	(30,266)	(17,128)
Purchase of GuestHouse International assets	—	(8,855)
Proceeds from disposition of property and equipment	434	37,730
Collection of notes receivable related to property sales	1,781	3,499
Advance of note receivable	(328)	(27)
Sales of short-term investments	18,060	—
Purchase of short-term investments	—	(7,866)
Change in restricted cash for property improvements	3,172	(5,156)
Other, net	78	—
Net cash provided by (used in) investing activities	(29,763)	2,197
Financing activities:
Borrowings on long-term debt	19,547	74,380
Repayment of long-term debt	—	(30,528)
Debt issuance costs	(192)	(3,479)
Proceeds from sale of interests in joint ventures	3,194	21,565
Distributions to noncontrolling interests	(3,594)	(1,319)
Stock based compensation awards withheld for tax liability	(343)	—
Other, net	156	110
Net cash provided by financing activities	18,768	60,729

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(4,968)	70,763
Cash and cash equivalents at beginning of period	23,898	5,126
Cash and cash equivalents at end of period	$18,930	$75,889

The accompanying condensed notes are an integral part of the consolidated financial statements

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (Continued)
For the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended
	September 30,
	2016	2015
	(In thousands)

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Income taxes	$22	$20
Interest on long-term debt	$4,187	$4,576
Non-cash investing and financing activities:
Reclassification of property and equipment, net to assets held for sale	$3,936	$—
Reclassification of long-term debt to current	$5,912	$—
Reclassification of long-term notes receivable to current	$25	$2,120
Reclassification between accounts receivable and notes receivable	$—	$51
Property and equipment, purchases not yet paid	$59	$—
Accrual of contingent consideration on acquisition	$11,077	$—
Shares issued for Vantage acquisition	$5,755	$—
Reclassification of current assets to noncurrent assets	$14	$—

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation ("RLHC", "we", "our", "us" or "our company") is a NYSE-listed hospitality and leisure company (ticker symbol: RLH) primarily engaged in the management, franchising and ownership of hotels under our proprietary brands, including Hotel RL, Red Lion Hotels, Red Lion Inn & Suites, GuestHouse and Settle Inn & Suites (collectively the "RLHC Brands"). Our hotels under the RLHC Brands represent upscale, midscale and economy hotels. On September 30, 2016, we acquired certain assets, from Vantage Hospitality Group, Inc. and a number of its affiliates ("Vantage"), consisting primarily of franchise agreements for over 1,000 hotels and certain hotel brand names, including Americas Best Value Inn, Canadas Best Value Inn, Lexington Hotels & Inns, America's Best Inns & Suites, Jameson Inns, Country Hearth Inns & Suites, Vantage Hotels, Value Inn Worldwide, Value Hotel Worldwide, 3 Palms Hotels and Resorts and Signature Inn.

A summary of our properties as of September 30, 2016, including the approximate number of available rooms, is provided below:

	Hotels	Total Available Rooms
Company operated hotels
Majority owned and consolidated	15	3,000
Leased and consolidated	4	900
Managed	3	700
Franchised hotels	93	10,300
Franchised hotels newly acquired from Vantage	1,042	58,300
Total systemwide	1,157	73,200

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

In the opinion of management, these unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly our consolidated financial position at September 30, 2016, the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, and the consolidated cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the periods presented may not be indicative of that which may be expected for a full year or for any other fiscal period.

Comprehensive income (loss) is the same as net income (loss) for all periods presented. Therefore, a separate statement of comprehensive income (loss) is not included in the accompanying consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include all accounts of RLHC and its wholly and majority-owned subsidiaries:

Wholly-owned subsidiaries:
•Red Lion Hotels Holdings, Inc.
•Red Lion Hotels Franchising, Inc. ("RL Franchising")
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

All inter-company and inter-segment transactions and accounts have been eliminated upon consolidation.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. At times, cash balances at banks and other financial institutions may be in excess of federal insurance limits.

Restricted Cash

In accordance with our various borrowing arrangements, at September 30, 2016 cash of $9.2 million was held primarily as reserves for debt service (interest only), property improvements, and other requirements from the lenders.

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

Allowance for Doubtful Accounts

The ability to collect individual accounts receivable is reviewed on a routine basis. An allowance for doubtful accounts is recorded based on specifically identified amounts believed to be uncollectible. If actual collection experience changes, revisions to the allowance may be required, and, if all attempts to collect a receivable fail, it is recorded against the allowance. The estimate of the allowance for doubtful accounts may be impacted by, among other things, national and regional economic conditions. Acquired accounts receivable from business acquisitions are recorded at fair value, based on amounts expected to be collected. Therefore no allowance for doubtful accounts related to these accounts is recorded at the acquisition date.

The following schedule summarizes the activity in the allowance account for trade accounts receivable:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Allowance for doubtful accounts
Balance, January 1	$657	$303
Additions to allowance	212	139
Write-offs, net of recoveries	(67)	192
Balance, September 30	$802	$634

Inventories

Inventories consist primarily of food and beverage products held for sale at the company-operated restaurants and guest supplies. Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value.

Prepaid and other expenses

Prepaid and other expenses include prepaid insurance, prepaid taxes, deposits, and prepaid costs related to our brand conferences.

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

Other Assets

Other assets primarily consist of key money arrangements with certain of our franchisees and IT system implementation and license costs, for both our franchisees and our company operated hotels. We recognize key money paid in conjunction with entering into long-term franchise agreements as prepaid expenses and amortize the amount paid as a reduction of revenue over the term of the franchise agreements. IT system implementation and license costs represent costs incurred to implement and operate RevPAK applications and are amortized over the initial term of the software license arrangement or the current license period, as applicable.

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

Deferred Income

In 2003, we sold a hotel to an unrelated party in a sale-operating leaseback transaction. The pre-tax gain on the transaction of approximately $7.0 million was deferred and is being amortized into income over the period of the lease term, which expires in November 2018 and is renewable for three, five-year terms at our option. During the nine months ended September 30, 2016 and 2015, we recognized income of approximately $0.4 million each period for the amortization of the deferred gain. The remaining balance at September 30, 2016, was $1.0 million.

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

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning, and results of recent operations. At September 30, 2016 and December 31, 2015, a valuation allowance has been recorded to reduce our deferred tax assets to an amount that is more likely than not to be realized. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Advertising and Promotion

Costs associated with advertising and promotional efforts are generally expensed as incurred. During the nine months ended September 30, 2016 and 2015 we incurred approximately $4.3 million and $3.8 million in advertising expense.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share attributable to RLHC is computed by dividing income (loss) attributable to RLHC by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share attributable to RLHC gives effect to all dilutive potential shares that are outstanding during the period including stock options and other employee equity grants and warrants, by increasing the weighted-average number of shares outstanding by their effect. When we report a net loss during the period, basic and diluted earnings (loss) per share are the same. See Note 12.

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

Restatement for Cash Flow Misclassification

During the fourth quarter of 2015, we identified a cash flow misclassification related to the proceeds from the sales of interests in and distributions to our joint venture entities during the periods ended March 31, June 30, and September 30, 2015. This error did not affect net income, stockholders' equity, cash flows from operations or the net increase or decrease in cash and cash equivalents for the period. The classification error incorrectly included these cash inflows and outflows as investing activities when they should have been classified as inflows and outflows from financing activities in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2015. In accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, "Materiality," and SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," we evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to the current and prior interim period. Consequently, the Consolidated Statement of Cash Flows contained in this Report has been restated for the nine months ended September 30, 2015. This change resulted in a net decrease of $20.2 million from cash flows provided by investing activities and a corresponding increase to cash inflows from financing activities.

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

The FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments to address diversity in practice for eight specific topics: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. This guidance is effective for us beginning January 1, 2018. As this ASU is clarifying only presentation matters within the statement of cash flows, we do not expect it to have a material impact on our consolidated financial statements.

We have assessed the potential impact of other recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to us or are not anticipated to have a material impact on our consolidated financial statements.

3.    Business Segments

As of September 30, 2016, we had three reporting segments: company operated hotels, franchised hotels and entertainment. The "other" segment consists of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables, certain property and equipment and general and administrative expenses, which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense, income taxes and certain corporate expenses; therefore, they have not been allocated to the operating segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues and expenses.

Selected financial information is provided below (in thousands):

Three months ended September 30, 2016	Company Operated Hotels	Franchised Hotels	Entertainment	Other	Total
Revenue	$38,890	$4,766	$1,936	$16	$45,608

Segment operating expenses	$27,096	$3,214	$1,605	$22	$31,937
Depreciation and amortization	3,444	101	43	226	3,814
Other operating expenses and gains on asset dispositions	1,097	—	(1)	2,031	3,127
Operating income (loss)	$7,253	$1,451	$289	$(2,263)	$6,730

Capital expenditures	$9,007	$—	$22	$765	$9,794
Identifiable assets as of September 30, 2016	$248,888	$63,067	$5,178	$10,503	$327,636

Three months ended September 30, 2015	Company Operated Hotels	Franchised Hotels	Entertainment	Other	Total
Revenue	$38,119	$3,800	$1,800	$16	$43,735

Segment operating expenses	$26,586	$3,087	$1,666	$10	$31,349
Depreciation and amortization	2,897	247	61	279	3,484
Other operating expenses and gains on asset dispositions	1,778	—	—	2,704	4,482
Operating income (loss)	$6,858	$466	$73	$(2,977)	$4,420

Capital expenditures	$9,077	$7	$(73)	$214	$9,225
Identifiable assets as of December 31, 2015	$255,876	$20,180	$5,256	$5,906	$287,218

Nine months ended September 30, 2016	Company Operated Hotels	Franchised Hotels	Entertainment	Other	Total
Revenue	$98,013	$12,194	$13,014	$40	$123,261

Segment operating expenses	$75,533	$10,034	$11,183	$44	$96,794
Depreciation and amortization	10,308	115	146	785	11,354
Other operating expenses and gains on asset dispositions	3,208	1	(1)	7,386	10,594
Operating income (loss)	$8,964	$2,044	$1,686	$(8,175)	$4,519

Capital expenditures	$28,917	$—	$26	$1,893	$30,836
Identifiable assets as of September 30, 2016	$248,888	$63,067	$5,178	$10,503	$327,636

Nine months ended September 30, 2015	Company Operated Hotels	Franchised Hotels	Entertainment	Other	Total
Revenue	$93,366	$9,123	$7,537	$38	$110,064

Segment operating expenses	$70,852	$8,494	$7,041	$26	$86,413
Depreciation and amortization	8,431	426	197	549	9,603
Other operating expenses and gains on asset dispositions	(11,606)	—	—	7,908	(3,698)
Operating income (loss)	$25,689	$203	$299	$(8,445)	$17,746

Capital expenditures	$15,775	$14	$16	$1,323	$17,128
Identifiable assets as of December 31, 2015	$255,876	$20,180	$5,256	$5,906	$287,218

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

RL Venture

In January 2015, we transferred 12 of our wholly-owned hotels into RL Venture, a newly created entity that was initially wholly-owned by us. Subsequently, we sold a 45% ownership stake in RL Venture to Shelbourne Falcon RLHC Hotel Investors LLC ("Shelbourne Falcon"), an entity that is led by Shelbourne Capital LLC ("Shelbourne"). We maintain a 55% interest in RL Venture, and the 12 hotels are managed by RL Management, one of our wholly-owned subsidiaries, subject to a management agreement. RL Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RL Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over two of the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne Falcon, which does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our 55% equity interest and management fees. As a result, we consolidate RL Venture. The equity interest owned by Shelbourne Falcon is reflected as a noncontrolling interest in the consolidated financial statements. When ownership changes without a loss of control, GAAP requires the difference between consideration received and the carrying amount of a noncontrolling interest to be recorded in equity. Accordingly, we recognized $12.4 million upon sale of the equity interests as a reduction to RLHC's additional paid in capital.

Cash distributions may be made periodically based on calculated distributable income. In 2016, RL Venture made cash distributions during the third quarter totaling $4.0 million, of which we received $2.2 million. In 2015, RL Venture made its first cash distributions during the third quarter totaling $2.9 million, of which we received $1.6 million. Cash distributions for the nine months totaled $8.0 million, of which we received $4.4 million.

Refer to Note 7 for further discussion of the long-term debt of RL Venture.

RLS Balt Venture

In April 2015, we sold a 21% member interest in our wholly-owned RLS Balt Venture to Shelbourne Falcon Charm City Investors LLC ("Shelbourne Falcon II"), an entity led by Shelbourne. Shelbourne Falcon II had an option exercisable until December 31, 2015 to purchase up to an additional 24% member interest for $2.3 million. In December 2015, Shelbourne Falcon II elected to purchase additional member interests of 6% based on an aggregate purchase price of $560,000. With the sale of additional member interest without a corresponding change in control, $0.1 million was recognized as an increase in RLHC's additional paid in capital. RL Baltimore, LLC ("RL Baltimore"), which is wholly-owned by RLS Balt Venture, owns the Hotel RL Baltimore Inner Harbor, which is managed by RL Management. RLS Balt Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RLS Balt Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne Falcon II , which does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our 73% equity interest and management fees. As a result, we consolidate RLS Balt Venture. The equity interest owned by Shelbourne Falcon II is reflected as a noncontrolling interest in the consolidated financial statements.

In October 2015, RLHC provided $1.5 million to RLS Balt Venture to fund renovation costs and for operating losses. This funding was not treated as a loan or as a capital contribution. Rather, it is preferred capital of RLS Balt Venture and will be repaid only when the Baltimore hotel property is sold or when RLS Balt Venture is liquidated. Upon such an event, RLHC will receive the $1.5 million plus a preferred return of 11%, compounded annually, prior to any liquidation proceeds being returned to the members.

Cash distributions may be made periodically based on calculated distributable income. There were no cash distributions made during the nine months ended September 30, 2016 or 2015.

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

Cash distributions may be made periodically based on calculated distributable income. There were no cash distributions made during the nine months ended September 30, 2016 or 2015.

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

As part of the organization of RLS DC Venture, Shelbourne Falcon IV had an option to purchase from us up to an additional 31% of the member interests. On February 3, 2016, Shelbourne Falcon IV elected to purchase from us an additional 15% of the member interests of RLS DC Venture, based on an aggregate purchase price of $1.5 million. With the sale of the additional member interest without a corresponding change in control $0.2 million was recognized as an increase in additional paid in capital in February 2016. On April 1, 2016, Shelbourne Falcon IV exercised the remaining option and purchased from us an additional 16% of the member interests of RLS DC Venture for $1.7 million, which resulted in a further increase of $0.3 million to RLHC's additional paid in capital, as we continue to consolidate RLS DC Venture since we are the primary beneficiary. Following the April

1, 2016 transaction, we now own 55% of RLS DC Venture, and Shelbourne Falcon IV owns 45%. Shelbourne Falcon IV is still considered a noncontrolling interest in the consolidated financial statements.

Cash distributions may be made periodically based on calculated distributable income. There were no cash distributions made during the nine months ended September 30, 2016 or 2015.

Refer to Note 7 for further discussion of the long-term debt of RLS DC Venture.

5.    Property and Equipment and Assets Held for Sale

Property and equipment is summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Buildings and equipment	$245,213	$217,787
Furniture and fixtures	35,463	32,821
Landscaping and land improvements	7,501	7,253
	288,177	257,861
Less accumulated depreciation	(130,655)	(123,084)
	157,522	134,777
Land	43,194	43,242
Construction in progress	10,275	17,371
Property and equipment, net	$210,991	$195,390

As of September 30, 2016 the Red Lion Hotel Coos Bay property (the Coos Bay property), in Coos Bay, Oregon (which was included in our company operated hotels segment) was classified as an asset held for sale based on our expectation to sell the property during the fourth quarter of 2016. The property and equipment were included in the classification of assets held for sale on the consolidated balance sheets, and the premises and equipment classification details are in the table below, (in thousands):

September 30, 2016
Buildings and equipment	$2,907
Furniture and fixtures	1,008
Landscaping and land improvements	74
3,989
Less accumulated depreciation	(2,140)
1,849
Land	2,055
Construction in progress	32
Property and equipment, net	$3,936

On October 6, 2016, the sale of the Coos Bay property was completed for $5.7 million in net proceeds. The hotel is now under a franchise license agreement with RL Franchising as a Red Lion Hotel.

6.     Goodwill and Intangible Assets

Goodwill represents the excess of the estimated fair value of the net assets acquired during business combinations over the net tangible and identifiable intangible assets acquired. Goodwill was recorded in prior years in connection with the acquisitions of franchises and entertainment businesses.

The Red Lion, GuestHouse and Vantage brand names are identifiable, primarily indefinite-lived intangible assets that represent the separable legal right to a trade name and associated trademarks. We acquired the Red Lion brand name in a business combination we entered into in 2001. We purchased the GuestHouse and Settle Inn & Suites brand names from GuestHouse International LLC in April 2015 and allocated to them $5.5 million of the total purchase price potentially payable in that transaction.

In September 2016 we acquired substantially all of the assets and assumed certain liabilities of Vantage Hospitality Group, Inc. (Vantage), including customer contracts and brand names. The brand names include: Americas Best Value Inn, Canadas Best Value Inn, Lexington Hotels & Inns, America's Best Inns & Suites, Jameson Inns, Country Hearth Inns & Suites, Vantage Hotels, Value Inn Worldwide, Value Hotel Worldwide, 3 Palms Hotels and Resorts and Signature Inn. Based on our preliminary purchase price allocation, we allocated $30.0 million to brand names. We are currently evaluating the expected useful lives of these brand name assets.

In the table below, the customer contracts represent the franchise license agreements acquired with the GuestHouse International and the Vantage transactions. We allocated $3.3 million of the total purchase price of GuestHouse to these contracts. and are amortizing them over 10 years, which represents the period of expected cash flows, using an accelerated amortization method that matches the economic benefit of the agreements. Based on our preliminary purchase price allocation for the Vantage acquisition, we allocated $8.4 million to the customer contracts and are amortizing them over 15 years, based on expected cash flows.

We estimated the fair value of our customer contracts and brand names purchased from GuestHouse International and Vantage using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs.

We assess goodwill and the other intangible assets for potential impairments annually as of October 1, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets. We did not impair any goodwill or intangible assets during the nine months ended September 30, 2016 or 2015. In conjunction with the acquisition of the Vantage assets, we recorded $312,000 in goodwill, within the franchised hotel segment, based on our preliminary allocation of the purchase price.

The following table summarizes the balances of goodwill and other intangible assets (in thousands):

	September 30, 2016	December 31, 2015
Goodwill	$8,824	$8,512
Intangible assets
Brand names	$42,454	$12,314
Customer contracts	11,000	2,853
Trademarks	134	134
Total intangible assets	$53,588	$15,301

Goodwill and other intangible assets attributable to each of our business segments were as follows (in thousands):

	September 30, 2016		December 31, 2015
		Other		Other
	Goodwill	Intangibles	Goodwill	Intangibles
Company operated hotels	$—	$4,659	$—	$4,659
Franchised hotels	5,663	48,923	5,351	10,636
Entertainment	3,161	6	3,161	6
Total	$8,824	$53,588	$8,512	$15,301

The following table summarizes the balances of amortized customer contracts (in thousands):

	September 30, 2016	December 31, 2015
Historical cost	$3,273	$3,420
Assets acquired from Vantage	8,400	—
Accumulated amortization	(673)	(567)
Net carrying amount	$11,000	$2,853

As of September 30, 2016, estimated future amortization expenses related to intangible assets is as follows (in thousands):

Amount
2016 (remainder)	$686
2017	1,720
2018	1,441
2019	1,255
2020	1,152
Thereafter	4,746
Total	$11,000

7. Long-Term Debt
The current and non-current portions of long-term debt as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30, 2016		December 31, 2015
	Current	Non-Current	Current	Non-Current
RL Venture Holding	$5,912	$65,860	$—	$56,307
RL Baltimore	—	13,300	—	13,300
RLH Atlanta	—	9,400	—	6,000
RLH DC	—	15,847	—	15,165
Total debt	5,912	104,407	—	90,772
Unamortized debt issuance costs	—	(2,567)	—	(3,215)
Total debt net of unamortized debt issuance costs	$5,912	$101,840	$—	$87,557
The collateral for each of the borrowings within the joint venture entities is the assets and proceeds of each respective entity.
RL Venture

In January 2015, RL Venture Holding LLC, a wholly-owned subsidiary of RL Venture, and each of its 12 wholly-owned subsidiaries entered into a loan agreement with Pacific Western Bank. The original principal amount of the loan was $53.8 million with an additional $26.2 million to be drawn over a two-year period to cover property improvements related to the 12 hotels owned by the subsidiaries. We drew $2.5 million during the year ended December 31, 2015 and $15.5 million in the nine months ended September 30, 2016. At September 30, 2016, the remaining amount of funds available to draw on the loan was $8.2 million, and the property improvement work must be completed by January 15, 2017. There were unamortized debt issuance fees of $1.6 million at September 30, 2016.

The loan matures in January 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.75%. Fixed monthly principal payments begin in January 2017 in an amount that will repay the outstanding principal balance over a twenty-five year amortization period. The amount classified as current was estimated at $5.9 million, which includes $4.9 million debt, repayable upon the sale of the Coos Bay property, in accordance with the repayment requirements of the debt agreement. The estimate was based upon the expected proceeds from the sale of the property multiplied by the required repayment percentage. This amount was paid to the lender on October 6, 2016 in connection with the completion of the sale of the property.

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

The loan requires us to comply with customary reporting and operating covenants applicable to RL Venture, including requirements relating to debt service loan coverage ratios. It also includes customary events of default. We were in compliance with these covenants at September 30, 2016.

RL Baltimore

In April 2015, RL Baltimore obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by the Hotel RL Baltimore Inner Harbor. The initial principal amount of the loan was $10.1 million, and the lender agreed to advance an additional $3.2 million to cover expenses related to improvements to the hotel, which we drew during the year ended December 31, 2015. At September 30, 2016, there were unamortized debt issuance fees of $0.5 million.

The loan matures in May 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.25%. No principal payments are required during the initial term of the loan. Principal payments of $16,000 per month are required beginning in May 2018 if the extension option is exercised.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RL Baltimore under the loan agreement is generally non-recourse.  However, the lender may obtain a monetary judgment against RL Baltimore if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  RLHC has guaranteed these recourse obligations of RL Baltimore and agreed to customary reporting and operating covenants. We were in compliance with these covenants at September 30, 2016.

RLH Atlanta

In September 2015, RLH Atlanta obtained a new mortgage loan from PFP Holding Company IV LLC, secured by a hotel adjacent to the Atlanta International Airport, which opened in April 2016 as the Red Lion Hotel Atlanta International Airport. The initial principal amount of the loan was $6.0 million, and the lender agreed to advance an additional $3.4 million to cover expenses related to improvements to the hotel, which we drew in the nine months ended September 30, 2016, and resulted in the loan being fully disbursed. At September 30, 2016, there were unamortized debt issuance fees of $0.2 million.

The loan matures in September 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.35%. No principal payments are required during the initial term of the loan.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RLH Atlanta under the loan agreement is generally non-recourse.  However, the lender may obtain a monetary judgment against RLH Atlanta if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  RLHC has guaranteed these recourse obligations of RLH Atlanta and agreed to customary reporting and operating covenants. We were in compliance with these covenants at September 30, 2016.

RLH DC

In October 2015, RLH DC obtained a new mortgage loan from Pacific Western Bank secured by the Hotel RL Washington DC. The initial principal amount of the loan was $15.2 million, and the lender agreed to advance an additional $2.3 million to cover expenses related to improvements to the hotel. We drew $0.7 million in additional funds during the nine months ended September 30, 2016. At September 30, 2016, the remaining amount of funds available to draw on the loan was $1.7 million, and there were unamortized debt issuance costs of $0.4 million.

The loan matures in October 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.55%. Fixed monthly principal payments begin in October 2018 in an amount that will repay the outstanding principal balance over an amortization period of twenty-five years.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RLH DC under the loan agreement is generally non-recourse.  However, the lender may obtain a monetary judgment against RLH DC if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  RLHC has guaranteed these recourse obligations of RLH DC and agreed to customary reporting and operating covenants. We were in compliance with these covenants at September 30, 2016.

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

RL Venture

As required under our RL Venture loan, we entered into an interest rate cap with Commonwealth Bank of Australia to cap our interest rate exposure. The cap had an original notional amount of $80.0 million and caps the LIBOR reference rate at 4.0%. The cap expires in January 2018. At September 30, 2016, the valuation of the interest rate cap resulted in the recognition of an asset with minimal value, which is included in "Other assets, net" on the Consolidated Balance Sheets.

RL Baltimore

As required under our RL Baltimore loan, we entered into an interest rate cap with Commonwealth Bank of Australia to cap our interest rate exposure. The cap had an original notional amount of $13.3 million and caps the LIBOR reference rate at 3.0%. The cap expires in May 2018. At September 30, 2016, the valuation of the interest rate cap resulted in the recognition of an asset with minimal value, which is included in "Other assets, net" on the Consolidated Balance Sheets.

RLH Atlanta

As required under our RLH Atlanta loan, we entered into an interest rate cap with SMBC Capital Markets, Inc. to cap our interest rate exposure. The cap had an original notional amount of $9.4 million and caps the LIBOR reference rate at 3.0%. The cap expires in September 2018. At September 30, 2016, the valuation of the interest rate cap resulted in the recognition of an asset with minimal value, which is included in "Other assets, net" on the Consolidated Balance Sheets.

RLH DC

As required under our RLH DC loan, we entered into an interest rate cap with Commonwealth Bank of Australia to cap our interest rate exposure. The cap had an original notional amount of $17.5 million and caps the LIBOR reference rate at 3.0%. The cap expires in November 2018. At September 30, 2016, the valuation of the interest rate cap resulted in the recognition of an asset with minimal value, which is included in "Other assets, net" on the Consolidated Balance Sheets.

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

10.    Income Taxes

We recognized an income tax provision of $166,000 for the three months ended September 30, 2016 and a $49,000 income tax benefit for the three months ended September 30, 2015. For nine months ended September 30, 2016 and 2015 we recognized an income tax provision of $258,000 and $37,000, respectively. The income tax provision varies from the statutory rate primarily due to a full valuation allowance against our deferred assets, as well as for deferred tax expense associated with our acquired indefinite-lived intangible assets, which are amortized for tax purposes but not for U.S. GAAP purposes.

We have federal operating loss carryforwards, which will expire beginning in 2033, state operating loss carryforwards, which will expire beginning in 2017, and tax credit carryforwards, which will begin to expire in 2024.

11.    Stockholders' Equity

We are authorized to issue 50 million shares of common stock, par value $0.01 per share, and 5 million shares of preferred stock, par value $0.01 per share. As of September 30, 2016, there were 20,919,014 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. The board of directors has the authority, without action by the shareholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights of the common stock.

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

On September 30, 2016, we issued 690,000 shares of RLHC common stock, recorded at the closing share price of $8.34 on that date, as part of the consideration for the acquisition of the assets of Vantage. Up to a maximum of 690,000 additional shares may be issued in connection with the contingent consideration payments for this acquisition.

Stock Incentive Plans

The 2006 Stock Incentive Plan authorized the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by our shareholders and allowed awards of 2.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. No further stock option grants or other awards are permitted under the terms of the 2006 plan.

The 2015 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by our shareholders and allows awards of 1.4 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of September 30, 2016, there were 553,685 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2015 plan.

Stock based compensation expense reflects the fair value of stock based awards measured at grant date, including an estimated forfeiture rate, and is recognized over the relevant service period. For the three and nine months ended September 30, stock-based compensation expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Stock options	$17	$—	$34	$—
Restricted stock units	562	488	1,588	986
Unrestricted stock awards	105	105	315	332
ESPP	10	3	25	10
Total stock-based compensation	$694	$596	$1,962	$1,328

Stock Options

Stock options issued are valued based upon the Black-Scholes option pricing model and we recognize this value as an expense over the periods in which the options vest. Use of the Black-Scholes option-pricing model requires that we make certain assumptions, including expected volatility, forfeiture rate, risk-free interest rate, expected dividend yield and expected life of the options, based on historical experience. Volatility is based on historical information with terms consistent with the expected life of the option. The risk free interest rate is based on the quoted daily treasury yield curve rate at the time of grant, with terms consistent with the expected life of the option. For the nine months ended September 30, 2016 and 2015 the stock options granted were 81,130 and no shares, respectively.

Stock option fair value assumptions are as follows for stock options granted during the nine months ended September 30, 2016:

Grant Date	Volatility	Forfeiture Rate	Risk-free Interest Rate	Dividend Yield	Expected Life (Years)
March 28, 2016	61.12%	21.07%	1.37%	—%	5

A summary of stock option activity for the nine months ended September 30, 2016, is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2015	71,676	$10.41
Options granted	81,130	8.20
Options exercised	—	—
Options forfeited	(2,948)	8.74
Balance, September 30, 2016	149,858	$9.24
Exercisable, September 30, 2016	68,728	$10.48

Additional information regarding stock options outstanding and exercisable as of September 30, 2016, is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$8.20	81,130	9.49	2026	$8.20	11	—	$—	$—
$8.74	37,888	1.57	2018	8.74	—	37,888	8.74	—
$12.21	15,195	0.14	2016	12.21	—	15,195	12.21	—
$13.00	15,645	0.63	2017	13.00	—	15,645	13.00	—
	149,858	5.61	2016-2026	$9.24	11	68,728	$10.48	$—

(1)
The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been fully vested and exercised on the last trading day of the first nine months of 2016, or September 30, 2016, based upon our closing stock price on that date of $8.34.

Restricted Stock Units, Shares Issued as Compensation

As of September 30, 2016 and 2015, there were 1,095,719 and 1,219,700 unvested restricted stock units outstanding. Since we began issuing restricted stock units, approximately 22.1% of total units granted have been forfeited. In the third quarter of 2016, we recognized approximately $0.6 million in compensation expense related to restricted stock units compared to $0.5 million in the comparable period in 2015. As the restricted stock units vest, we expect to recognize approximately $5.8 million in additional compensation expense over a weighted average period of 33 months, including $0.6 million during the remainder of 2016.

A summary of restricted stock unit activity for the nine months ended September 30, 2016, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2016	1,224,920	$6.95
Granted	282,989	$8.17
Vested	(151,462)	$6.54
Forfeited	(260,728)	$7.12
Balance, September 30, 2016	1,095,719	$7.28

During the first nine months of 2016, 151,462 shares of common stock were issued to employees as their restricted stock units vested. Under the terms of the 2006 and 2015 plans and upon issuance, we authorized a net settlement of distributable shares to employees after consideration of individual employees' tax withholding obligations, at the election of each employee. The fair value of restricted stock that vested during the nine months ended September 30, 2016 and 2015 was approximately $1.1 million and $1.0 million, respectively.

Unrestricted Stock Awards

Unrestricted stock awards are granted to members of our board of directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of the grant.

The following table summarizes unrestricted stock award activity for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Shares of unrestricted stock granted	14,868	13,548	42,096	48,433
Weighted average grant date fair value per share	$7.06	$7.70	$7.48	$6.80

Employee Stock Purchase Plan

In 2008, we adopted a new employee stock purchase plan ("ESPP") upon expiration of our previous plan. Under the ESPP, 300,000 shares of common stock are authorized for purchase by eligible employees at a 15% discount through payroll deductions. No employee may purchase more than $25,000 worth of shares, or more than 10,000 total shares, in any calendar year. As allowed under the ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. Shares issued to employees and the weighted average fair value per ESPP share for the three and nine months ended September 30, 2016 and 2015 were, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Shares of stock sold to employees	17,060	11,423	29,798	22,037
Weighted average fair value per ESPP share	$5.98	$5.40	$5.97	$5.03

Warrant

In January 2015, in connection with Shelbourne Falcon’s purchase of equity interests in RL Venture, we issued Shelbourne a warrant to purchase 442,533 shares of common stock. The warrant has a five year term from the date of issuance and a per share exercise price of $6.78. The warrant has been classified as equity due to required share settlement upon exercise. Accordingly, the estimated fair value of the warrant was recorded in additional paid in capital upon issuance, and we do not recognize subsequent changes in fair value in our financial statements. As of September 30, 2016 the warrant remained exercisable for all 442,533 of the underlying shares.

12.    Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator - basic and diluted:
Net income (loss)	$3,513	$2,555	$(1,685)	$11,702
Less: net (income) loss attributable to noncontrolling interests	(1,207)	(1,746)	(645)	(2,653)
Net income (loss) attributable to RLHC	$2,306	$809	$(2,330)	$9,049
Denominator:
Weighted average shares - basic	20,781	20,028	20,343	19,960
Weighted average shares - diluted	21,158	20,607	20,343	20,131

Earnings (loss) per share - basic	$0.11	$0.04	$(0.11)	$0.45

Earnings (loss) per share - diluted	$0.11	$0.04	$(0.11)	$0.45

The following table presents options to purchase common shares, restricted stock units outstanding and warrants to purchase common shares included in the earnings per share calculation and the amount excluded from the dilutive earnings per share calculation as they were considered antidilutive for three and nine months ended September 30, 2016 and 2015. As part of the Vantage acquisition, up to an additional 690,000 shares may be issued with the one-year and two-year contingent consideration earns outs, these shares are not considered dilutive until issued.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock Options
Antidilutive Awards Outstanding	149,858	70,934	149,858	71,676
Total Awards Outstanding	149,858	71,676	149,858	71,676

Restricted Stock Units
Antidilutive Awards Outstanding	753,398	719,147	1,095,719	1,080,280
Total Awards Outstanding	1,095,719	1,219,700	1,095,719	1,219,700

Warrants
Antidilutive Awards Outstanding	407,772	364,633	442,533	410,693
Total Awards Outstanding	442,533	442,533	442,533	442,533

13.    Fair Value

Applicable accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). We measure our assets and liabilities using inputs from the Level 1, Level 2 and Level 3 of the fair value hierarchy.

Estimated fair values of financial instruments (in thousands) are shown in the table below. The carrying amounts for cash and cash equivalents and accounts receivable are reasonable estimates of their fair values due to their short maturities. The carrying amounts for short-term investments are reasonable estimates of their fair values due to interest rates which are variable in nature and a put provision at par plus accrued interest. We estimate the fair value of our notes receivable using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. We estimate the fair value of our long-term debt using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. The fair value of derivative instruments are estimated using standard calculations that use as their basis readily available observable market parameters, this option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service, which is a Level 2 input. The fair values provided below are not necessarily indicative of the amounts we or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:	(in thousands)
Cash and cash equivalents and restricted cash	$28,111	$28,111	$35,202	$35,202
Short-term investments	$25	$25	$18,085	$18,085
Accounts receivable	$14,401	$14,401	$8,164	$8,164
Notes receivable	$1,166	$1,166	$2,605	$2,605
Interest rate caps	$2	$2	$42	$42
Financial liabilities:
Total debt	$110,319	$112,153	$90,772	$94,029

14. Related Party Transactions

RL Venture has agreed to pay to Shelbourne Falcon an investor relations fee each month equal to 0.50% of its total aggregate revenue. Columbia Pacific Opportunity Fund, LP, one of our company's largest shareholders, is an investor in Shelbourne Falcon. During the three months ended September 30, 2016 and 2015, Shelbourne Falcon earned $141,000 and $119,000, respectively. During the nine months ended September 30, 2016 and 2015, Shelbourne Falcon earned $348,000 and $287,000, respectively.

RL Venture has also agreed to pay CPA Development, LLC, an affiliate of Columbia Pacific Opportunity Fund, LP, a construction management fee of $200,000. During the three months ended September 30, 2016 and 2015, RL Venture paid $11,000 and $33,000, respectively, of this fee. During the nine months ended September 30, 2016 and 2015, RL Venture paid $78,000 and $55,000, respectively, of this fee.

In May 2015, we entered into a management agreement with the LLC that owns Red Lion Hotel Woodlake Conference Center Sacramento. A member of our board of directors is a 50% owner of the entity that serves as the manager of that LLC. During the three months ended September 30, 2016 and 2015, we recognized management fee revenue from the LLC of $30,000 and $31,000, respectively. During the nine months ended September 30, 2016 and 2015 we recognized management fee revenue from the LLC of $92,000 and $46,000, respectively. On October 10, 2016 the LLC announced the Red Lion Hotel Woodlake will permanently close effective December 12, 2016.

Effective March 29, 2016, our wholly owned subsidiary, RL Management entered into a one-year contract to manage the Hudson Valley Resort and Spa, a hotel located in Kerhonkson, New York. The hotel is owned by HNA Hudson Valley Resort & Training Center LLC, an affiliate of HNA RLH Investments LLC, one of our largest shareholders, and is controlled by HNA Group North America LLC, for which Enrico Marini Fichera, one of our directors, serves as the Head of Investments. Under that contract, our subsidiary is entitled to a monthly management fee equal to $8,333 or three percent of the hotel’s gross operating revenues, whichever is larger. During the three and nine months ended September 30, 2016, we recognized management fee revenue from the LLC of $35,000 and $65,000, respectively.

The total amounts receivable from related parties were $1.8 million and $0.7 million at September 30, 2016 and December 31, 2015, and are classified within Accounts receivable, net on our consolidated balance sheets.

15. Business Acquisition

On September 30, 2016, we (i) acquired selected assets and assumed certain liabilities of Vantage Hospitality Group, Inc. (“Vantage”), a subsidiary of Thirty-Eight Street, Inc. (“TESI”) and (ii) acquired one brand name asset from TESI. Vantage is a hotel franchise company, and the addition of the Vantage assets substantially increases our number of franchise properties and provides us with a broader presence in the United States and Canada. We acquired over 1,000 hotel franchise and membership license agreements, as well as multiple brand names, including Americas Best Value Inn, Canadas Best Value Inn, Lexington Hotels & Inns, America's Best Inns & Suites, Jameson Inns, Country Hearth Inns & Suites, Vantage Hotels, Value Inn Worldwide, Value Hotel Worldwide, 3 Palms Hotels and Resorts and Signature Inn. The acquisition was funded at closing with $22.7 million of cash on hand, of which $10.4 million was paid to Vantage and $12.3 million was paid to TESI and 690,000 shares of RLHC stock paid to TESI, which was valued at $5.8 million, based on the closing price of RLHC stock of $8.34 on the close date. The acquisition remains subject to a working capital adjustment, which is not expected to be significant. The preliminary purchase price is $39.5 million, which includes an estimated fair value of $10.1 million of contingent consideration, the total of which will be payable to TESI at the first and second anniversaries of the acquisition date, based on the attainment of certain performance criteria. Payment of the contingent consideration is dependent on the retention of Vantage properties under franchise or membership license agreements, as determined by the room count at the first and second year anniversary dates when compared with the room count at the closing date, as follows:

	Year 1 Anniversary		Year 2 Anniversary		Total
Threshold	Shares	Cash(1)	Shares	Cash(1)	Shares	Cash(1)
90% of room count at close	414,000	$4,000	276,000	$3,000	690,000	$7,000
80% of room count at close	310,500	3,000	207,000	2,250	517,500	5,250
Minimum	—	1,000	—	1,000	—	2,000
(1) in thousands

If the room counts are below the 80% thresholds at each anniversary date, but the annual franchise revenue, measured as the most recent twelve months ending on the anniversary date, of the Vantage properties is equal to or exceeds the closing date revenue benchmark, then the contingent consideration would be paid at the anniversary date based on the 90% threshold in the table above. The contingent consideration is measured at each anniversary date independent of the other measurement period.

The acquisition of Vantage was treated as a business combination under U.S. GAAP. We have made a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on estimated fair value assessments. We are continuing to collect information to determine the fair values of current assets, property and equipment, intangible assets, accrued liabilities, and income taxes, all of which would affect goodwill. Because the acquisition was completed on the last day of the reporting period, we completed only a preliminary assessment of the fair values of these assets and liabilities. As a result, the fair values of these assets and liabilities are provisional until we are able to complete our assessment. The following reflects our preliminary allocation of the purchase price as of September 30, 2016 (in thousands):

Fair Value
Current assets	$2,418
Property and equipment	513
Intangible assets	38,395
Goodwill	312
Total assets acquired	41,638

Current liabilities	2,111
Total liabilities	2,111

Total net assets acquired	$39,527

Intangible assets acquired are as follows:

	Fair Value	Weighted Average Useful Life
Brand names - indefinite lived	$29,128	Indefinite (a)
Brand names - finite lived	867	8.5 (a)
Customer contracts	8,400	15 years
Total intangible assets	$38,395
(a) We are currently evaluating the expected useful lives of these brand name assets.

We recognized $0.3 million of goodwill as the result of the acquisition, recorded within our Franchise reporting segment. This is consistent with our expectation of minimal synergies when bringing the two businesses together. The goodwill amount is deductible for tax purposes, but a full valuation allowance is applied to the deferred tax asset.

Further, we valued the assembled workforce in order to value the other intangible assets, but we did not recognize the assembled workforce value as a separate asset. It is included as part of goodwill.

Since the acquisition was completed on the last day of the quarter, we recognized no revenue or earnings in our consolidated financial statements for the three and nine months ended September 30, 2016.

We recognized acquisition related expenses of $1.4 million and $1.7 million during the three and nine months ended September 30, 2016, and they are included in other income and expenses on the consolidated statements of operations.

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

In this report, "we," "us," "our," "our company" and "RLHC" refer to Red Lion Hotels Corporation and, as the context requires, all of its consolidated subsidiaries, as follows:

Wholly-owned subsidiaries:
•Red Lion Hotels Holdings, Inc.
•Red Lion Hotels Franchising, Inc. ("RL Franchising")
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

Introduction

We are a NYSE-listed hospitality and leisure company (ticker symbol: RLH) primarily engaged in the management, franchising and ownership of hotels under our proprietary brands, including Hotel RL, Red Lion Hotels, Red Lion Inn & Suites, GuestHouse and Settle Inn & Suites (collectively the "RLHC Brands"). Our hotels under the RLHC Brands represent upscale, midscale and economy hotels. On September 30, 2016, we acquired certain assets from Vantage Hospitality Group, Inc. and a number of its affiliates ("Vantage"), including including Americas Best Value Inn, Canadas Best Value Inn, Lexington Hotels & Inns, America's Best Inns & Suites, Jameson Inns, Country Hearth Inns & Suites, Vantage Hotels, Value Inn Worldwide, Value Hotel Worldwide, 3 Palms Hotels and Resorts and Signature Inn.

A summary of our properties as of September 30, 2016, including the approximate number of available rooms, is provided below:

	Hotels	Total Available Rooms

Company operated hotels
Majority owned and consolidated	15	3,000
Leased	4	900
Managed	3	700
Franchised hotels	93	10,300
Franchised hotels newly acquired from Vantage	1,042	58,300
Total systemwide	1,157	73,200

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

Overview

Total revenue for the three months ended September 30, 2016 increased $1.9 million, or 4%, compared with the same period in 2015, driven by our company operated hotel and franchised hotel segments. Total revenue for the nine months ended September 30, 2016 increased $13.2 million, or 12%, from 2015, across all segments. Revenue per available room ("RevPAR") systemwide increased 3.4% and 3.6% for the three and nine months ended September 30, 2016 when compared with the same periods in 2015. These increases were driven by improvements in both average occupancy and Average Daily Rate ("ADR").

RevPAR for company operated hotels on a comparable basis decreased 0.2% in the third quarter of 2016 and increased 0.7% for the first nine months of 2016 from the same periods in 2015. ADR on a comparable basis increased 3.5% in the third quarter and 1.4% for the year to date period of 2016 compared with the same periods in 2015. Average occupancy on a comparable basis increased 290 basis points and decreased 50 basis points in the three and nine month periods in 2016 from the three and nine month periods in 2015.

Our entertainment segment revenue increased by $0.1 million and increased $5.5 million for the three and nine months ended September 30, 2016, when compared with the same periods in 2015. The slight increase for the quarter was primarily driven by normal variability in the ticketing business from year to year.

On September 30, 2016 (the close date) we acquired substantially all of the assets and assumed certain of the liabilities of Vantage Hospitality Group, Inc. and certain of its affiliates ("Vantage"). Vantage is a hotel franchise company, and the addition of the Vantage assets substantially increases our number of franchise properties and provides us with a broader presence in the United States and Canada. We acquired over 1,000 hotel franchise and membership license agreements, as well as multiple brand names,including Americas Best Value Inn, Canadas Best Value Inn, Lexington Hotels & Inns, America's Best Inns & Suites, Jameson Inns, Country Hearth Inns & Suites, Vantage Hotels, Value Inn Worldwide, Value Hotel Worldwide, 3 Palms Hotels and Resorts and Signature Inn. The acquisition was funded at closing with $22.7 million of cash on hand and 690,000 shares of RLHC stock, which was valued at $5.8 million, based on the closing price of RLHC stock of $8.34 on the close date. The preliminary purchase price is $39.5 million, which includes an estimated fair value of $10.1 million of contingent consideration, the total of which would be payable at the first and second anniversaries of the acquisition date, based on the attainment of certain performance criteria. Payment of the contingent consideration is dependent on the retention of Vantage properties under franchise or membership license agreements, as determined by the room count at the first and second year anniversary dates when compared with the room count at the closing date, see Note 15 - Business Acquisition for detailed schedule.

During the third quarter, we completed the conversions of three company operated hotels to the Hotel RL brand - Salt Lake City, Utah; Olympia, Washington; and Spokane, Washington.

Results of Operations

A summary of our consolidated statements of operations is provided below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenue	$45,608	$43,735	$123,261	$110,064
Total operating expenses	38,878	39,315	118,742	92,318
Operating income (loss)	6,730	4,420	4,519	17,746
Other income (expense):
Interest expense	(1,805)	(1,989)	(4,753)	(5,228)
Loss on early retirement of debt	—	—	—	(1,159)
Other income (expense), net	(1,246)	75	(1,193)	380
Income (loss) from operations before taxes	3,679	2,506	(1,427)	11,739
Income tax expense (benefit)	166	(49)	258	37
Net income (loss)	3,513	2,555	(1,685)	11,702
Less net (income) loss attributable to noncontrolling interests	(1,207)	(1,746)	(645)	(2,653)
Net income (loss) attributable to RLHC	2,306	809	(2,330)	9,049

Non-GAAP Financial Measures (1)
EBITDA	$9,298	$7,979	$14,680	$26,570
Adjusted EBITDA	$10,932	$8,729	$16,685	$13,242
Adjusted net income (loss)	$5,147	$3,305	$320	$(1,626)
(1) The definitions of "EBITDA", "Adjusted EBITDA" and Adjusted net income (loss) and how those measures relate to net income (loss) are discussed and reconciled under Non-GAAP Financial Measures below.

For the three months ended September 30, 2016, we reported net income of $3.5 million, which includes $1.4 million of acquisition related expenses, and $0.2 million in CFO transition and employee separation costs. For the three months ended September 30, 2015, we reported net income of $2.6 million, which includes $0.8 million in amortized lease termination fees related to the amended lease for the Red Lion Hotel Vancouver at the Quay. For the nine months ended September 30, 2016, we reported a net loss of $1.7 million, which includes, in addition to the amounts recognized during the third quarter (1) acquisition related costs of $0.2 million, (2) CFO transition costs of $0.4 million, (3) a $0.4 million gain on the sale of intellectual property, and (4) an environmental cleanup charge of $0.1 million related to one of our hotel properties. For the nine months ended September 30, 2015, we reported net income of $11.7 million, which includes, in addition to the amounts recognized during the third quarter, gains of $16.4 million for the sales of our Bellevue and Wenatchee properties, a $1.2 million loss on early retirement of debt incurred in paying off the Wells Fargo term loan, and $1.1 million in amortized lease termination fees related to the amended lease for the Red Lion Hotel Vancouver at the Quay.

The above special items are excluded from operating results in Adjusted EBITDA and adjusted net income (loss). For the three and nine months ended September 30, 2016, Adjusted EBITDA was $10.9 million and $16.7 million, respectively, compared with $8.7 million and $13.2 million for the same periods in 2015.

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

The following is a reconciliation of EBITDA, Adjusted EBITDA and Adjusted net income (loss) to net income (loss) for the periods presented (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Net income (loss)		$3,513	$2,555	$(1,685)	$11,702
	Depreciation and amortization	3,814	3,484	11,354	9,603
	Interest expense	1,805	1,989	4,753	5,228
	Income tax expense (benefit)	166	(49)	258	37
EBITDA		9,298	7,979	14,680	26,570
	Gain on asset dispositions (1)	—	—	(393)	(16,362)
	Acquisition and integration costs (2)	1,413	—	1,653	—
	Employee separation costs (3)	221	—	617	—
	Lease termination costs (4)	—	750	—	1,875
	Loss on early retirement of debt (5)	—	—	—	1,159
	Reserve for environmental cleanup (6)	—	—	128	—
Adjusted EBITDA		$10,932	$8,729	$16,685	$13,242

(1)
In the second quarter of 2016, we recorded a gain on sale of intellectual property, net of brokerage fees, of $0.4 million. In the first quarter of 2015, we recorded $16.4 million in gain on the sales of the Bellevue and Wenatchee properties. These amounts are included in the line item "Gain on asset dispositions, net" on the accompanying consolidated statements of operations.

(2)	On September 30, 2016 RLHC acquired Vantage. Expenses associated with the acquisition totaling $1.7 million are reflected in both the second and third quarters of 2016.
(3)
The costs recorded in the second and third quarters of 2016 consisted of employee separation costs including expenses associated with the separation of the former Executive Vice President and Chief Financial Officer and other legal and consulting services associated with the CFO transition.

(4)
 In the fourth quarter of 2014, we amended the lease for the Red Lion Hotel Vancouver at the Quay and we recorded $1.1 million of amortized lease termination fees in the first and second quarters of 2015 and $0.8 million in the third quarter of 2015.

(5)	In the first quarter of 2015, we recorded a $1.2 million loss on the early retirement of debt.
(6)	In the first quarter of 2016, a reserve account was recorded for environmental cleanup at one of our hotel properties.

The following is a reconciliation of Adjusted net income (loss) to net income (loss) for the periods presented (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Net income (loss)		$3,513	$2,555	$(1,685)	$11,702
	Gain on asset dispositions (1)	—	—	(393)	(16,362)
	Acquisition and integration costs (2)	1,413	—	1,653	—
	Employee separation costs (3)	221	—	617	—
	Lease termination costs (4)	—	750	—	1,875
	Loss on early retirement of debt (5)	—	—	—	1,159
	Reserve for environmental cleanup (6)	—	—	128	—
Adjusted net income (loss)		$5,147	$3,305	$320	$(1,626)

(1)
In the second quarter of 2016, we recorded a gain on sale of intellectual property, net of brokerage fees, of $0.4 million. In the first quarter of 2015, we recorded $16.4 million in gain on the sales of the Bellevue and Wenatchee properties. These amounts are included in the line item "Gain on asset dispositions, net" on the accompanying consolidated statements of operations.

(2)	On September 30, 2016 RLHC acquired Vantage. Expenses associated with the acquisition totaling $1.7 million are reflected in both the second and third quarters of 2016.
(3)
The costs recorded in the second and third quarters of 2016 consisted of employee separation costs including expenses associated with the separation of the former Executive Vice President and Chief Financial Officer and other legal and consulting services associated with the CFO transition.

(4)
 In the fourth quarter of 2014, we amended the lease for the Red Lion Hotel Vancouver at the Quay and we recorded $1.1 million of amortized lease termination fees in the first and second quarters of 2015 and $0.8 million in the third quarter of 2015.

(5)	In the first quarter of 2015, we recorded a $1.2 million loss on the early retirement of debt.
(6)	In the first quarter of 2016, a reserve account was recorded for environmental cleanup at one of our hotel properties.

Reconciliation of Comparable Company Operated Hotel Revenue, Expenses and Operating Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Company operated hotel revenue	$37,157	$36,972	$93,515	$91,092
less: revenue from sold and closed hotels	—	(1,643)	—	(5,255)
less: revenue from hotels without comparable results	(3,549)	(1,088)	(9,561)	(1,406)
Comparable company operated hotel revenue	$33,608	$34,241	$83,954	$84,431

Company operated hotel operating expenses	$25,363	$25,439	$71,035	$68,578
less: hotel divisional general and administrative expenses	(2,237)	(2,510)	(8,249)	(7,774)
less: operating expenses from sold and closed hotels	—	(1,195)	—	(4,115)
less: operating expenses from hotels without comparable results	(2,958)	(1,198)	(7,823)	(1,590)
Comparable company operated hotel operating expenses	$20,168	$20,536	$54,963	$55,099

Company operated hotel direct operating profit	$11,794	$11,533	$22,480	$22,514
less: hotel divisional general and administrative expenses	2,237	2,510	8,249	7,774
less: operating profit from sold and closed hotels	—	(448)	—	(1,140)
less: operating profit from hotels without comparable results	(591)	110	(1,738)	184
Comparable company operated hotel direct profit	$13,440	$13,705	$28,991	$29,332
Comparable company operated hotel direct margin %	40.0%	40.0%	34.5%	34.7%

Revenues

A detail of our revenues for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Company operated hotels	$37,157	$36,972	$93,515	$91,092
Other revenues from managed properties	1,733	1,147	4,498	2,274
Franchised hotels	4,766	3,800	12,194	9,123
Entertainment	1,936	1,800	13,014	7,537
Other	16	16	40	38
Total revenues	$45,608	$43,735	$123,261	$110,064

Three months ended September 30, 2016 and 2015

Revenue from our franchised hotels segment increased $1.0 million to $4.8 million in the third quarter of 2016 compared to the same period in 2015. This was primarily due to growth in the number of franchises in the system, resulting from new additions to the RLHC hotel system and the GuestHouse International acquisition during the second quarter of 2015.

During the third quarter of 2016, revenue from the company operated hotel segment increased $0.2 million or 0.5% compared to the third quarter of 2015. The increase was driven primarily by new company operated locations that were opened in the third and fourth quarters of 2015 and in the second quarter of 2016. On a comparable hotel basis, excluding the results of sold and closed properties and hotels for which comparable results were not available, revenue from the company operated hotel segment was slightly lower ($0.6 million or 1.8%) in the third quarter of 2016 compared to the third quarter of 2015 because average occupancy decreased 290 basis points compared to the third quarter of 2015, partially due to the 3.5% increase in ADR.

Revenue in the entertainment segment increased $0.1 million to $1.9 million in the third quarter of 2016 compared to the third quarter of 2015. This was due primarily to normal variability in the ticketing business from period to period.

Nine months ended September 30, 2016 and 2015

Revenue from our franchised hotels segment increased $3.1 million to $12.2 million in the first nine months of 2016 compared to the first nine months of 2015. This was primarily due to growth in the number of franchises in the system, resulting from new additions to the RLHC hotel system and the GuestHouse International acquisition during the second quarter of 2015.

During the first nine months of 2016, revenue from the company operated hotel segment increased $2.4 million or 2.7% compared to the first nine months of 2015. The increase was driven primarily by new company operated locations that were opened in the third and fourth quarters of 2015 and in the second quarter of 2016. On a comparable basis, excluding the results of sold and closed properties and hotels for which comparable results were not available, revenue from the company operated hotel segment decreased $0.5 million or 0.6% in the first nine months of 2016 compared to the first nine months of 2015. Average occupancy decreased 50 basis points compared to the first nine months of 2015, primarily driven by decreases in group and transient room nights.

Revenue in the entertainment segment increased $5.5 million to $13.0 million in the first nine months of 2016 compared to the first nine months of 2015. This was primarily due to a successful runs of Broadway stage productions in Spokane and Honolulu in the second quarter of 2016.

Comparable Company Operated Hotel Revenue

Comparable hotels are defined as properties that were operated by our company for at least one full calendar year as of the beginning of the current period other than hotels for which comparable results were not available. Comparable results excludes one hotel that was converted from owned to managed, one hotel that was converted from owned to franchised and one hotel that was closed. In addition, Hotel RL Baltimore, Hotel RL Washington DC, and Red Lion Hotel Atlanta International Airport are excluded as these properties had not been open at least one year as of the beginning of the current year.
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

Average occupancy, ADR and RevPAR statistics are provided below on a comparable basis.

Comparable Hotel Statistics (1)(2)
	Three months ended September 30,
	2016				2015
	Average Occupancy		ADR	RevPAR	Average Occupancy	ADR	RevPAR
Company operated hotels
Midscale	80.2%		$109.91	$88.11	83.1%	$106.19	$88.26
Franchised hotels
Midscale	72.0%		$97.01	$69.84	69.9%	$94.65	$66.18
Economy (pro forma) (2)	64.6%		$76.43	$49.36	62.0%	$73.83	$45.78
Systemwide
Midscale	76.1%		$103.83	$79.00	76.5%	$100.94	$77.25
Economy (pro forma) (2)	64.6%		$76.43	$49.36	62.0%	$73.83	$45.78
Total Systemwide	72.7%		$96.63	$70.24	72.2%	$94.06	$67.95

Change from prior comparative period:	Average Occupancy		ADR	RevPAR
Company operated hotels
Midscale	(290)	bps	3.5%	(0.2)%
Franchised hotels
Midscale	210	bps	2.5%	5.5%
Economy (pro forma) (2)	260	bps	3.5%	7.8%
Systemwide
Midscale	(40)	bps	2.9%	2.3%
Economy (pro forma) (2)	260	bps	3.5%	7.8%
Total Systemwide	50	bps	2.7%	3.4%

Comparable Hotel Statistics (1)(2)
	Nine months ended September 30, 2016
	2016				2015
	Average Occupancy		ADR	RevPAR	Average Occupancy	ADR	RevPAR
Company operated hotels
Midscale	71.9%		$99.60	$71.60	72.4%	$98.18	$71.10
Franchised hotels
Midscale	63.8%		$92.11	$58.79	62.2%	$88.94	$55.35
Economy (pro forma) (2)	57.2%		$69.46	$39.71	54.2%	$68.90	$37.33
Systemwide
Midscale	67.9%		$96.09	$65.22	67.3%	$93.92	$63.24
Economy (pro forma) (2)	57.2%		$69.46	$39.71	54.2%	$68.90	$37.33
Total Systemwide	64.7%		$89.09	$57.63	63.5%	$87.63	$55.61

Change from prior comparative period:	Average Occupancy		ADR	RevPAR
Company operated hotels
Midscale	(50)	bps	1.4%	0.7%
Franchised hotels
Midscale	160	bps	3.6%	6.2%
Economy (pro forma) (2)	300	bps	0.8%	6.4%
Systemwide
Midscale	60	bps	2.3%	3.1%
Economy (pro forma) (2)	300	bps	0.8%	6.4%
Total Systemwide	120	bps	1.7%	3.6%

(1)
Certain operating results for the periods included in this report are shown on a comparable hotel basis. With the exception of pro forma economy hotels, comparable hotels are defined as hotels that were in the system for at least one full calendar year as of the beginning of the current year under materially similar operations.

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

•
Comparable hotels are hotels that have been owned, leased, managed, or franchised by us and were in operation for at least one full calendar year as of the beginning the current period other than hotels for which comparable results were not available.

Throughout this document and unless otherwise stated, RevPAR, ADR and average occupancy statistics are calculated using statistics for comparable hotels. Some of the terms used in this report, such as "upscale", "midscale" and "economy" are consistent with those used by Smith Travel Research, an independent statistical research service that specializes in the lodging industry.

Systemwide RevPAR increased 3.4% and 3.6% for the quarter and year-to-date periods in 2016 compared with the same periods in 2015. For both periods, the increases were driven by both increased occupancy and ADR. For the three months, average occupancy increased 50 basis points, and ADR increased 2.7%. For the nine months, average occupancy increased 120 basis points, and ADR increased 1.7%. Implementation of our RevPak systems at the midscale and economy franchise locations is the primary driver of the increases. Increases from the company operated locations had a minimal impact on systemwide RevPAR results for the quarter and year-to-date periods.

Comparable RevPAR for midscale franchised hotels increased 5.5% in the third quarter of 2016 from the third quarter of 2015. Comparable ADR increased 2.5% in the third quarter of 2016 to $97.01 from $94.65 in 2015. Comparable occupancy increased 210 basis points in the third quarter of 2016 as compared to the third quarter of 2015. Comparable RevPAR for midscale franchised hotels increased 6.2% in the first nine months of 2016 from the first nine months of 2015. Comparable ADR increased 3.6% in the first three quarters of 2016 to $92.11 from $88.94 in 2015. Comparable occupancy increased 160 basis points in the first nine months of 2016 as compared to the same period in 2015.

Comparable RevPAR for economy franchised hotels increased 7.8% in the third quarter of 2016 from the third quarter of 2015. Comparable ADR increased 3.5% in the third quarter of 2016 to $76.43 from $73.83 in 2015. Comparable occupancy increased 260 basis points in the third quarter of 2016 as compared to the third quarter of 2015. Comparable RevPAR for economy franchised hotels increased 6.4% in the first nine months of 2016 from the same period in 2015. Comparable ADR increased 0.8% in the first nine months of 2016 to $69.46 from $68.90 in 2015. Comparable occupancy increased 300 basis points in the first three quarters of 2016 as compared to 2015.

RevPAR for company operated hotels on a comparable basis decreased 0.2% in the third quarter of 2016 and increased 0.7% for the first nine months of 2016 from the same periods in 2015. ADR on a comparable basis increased 3.5% in the third quarter and 1.4% for the first nine months of 2016 compared with the same periods in 2015. Average occupancy on a comparable basis decreased 290 basis points and decreased 50 basis points in the three and nine month periods in 2016 from the three and nine month periods in 2015.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, depreciation and amortization, hotel facility and land lease expense, gain or loss on asset dispositions and general and administrative expenses.

The detail of our operating expenses by major expense category as reported for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Company operated hotels	$25,363	$25,439	$71,035	$68,578
Other costs from managed properties	1,733	1,147	4,498	2,274
Franchised hotels	3,214	3,087	10,034	8,494
Entertainment	1,605	1,666	11,183	7,041
Other	22	10	44	26
Depreciation and amortization	3,814	3,484	11,354	9,603
Hotel facility and land lease	1,197	1,894	3,543	5,089
Gain on asset dispositions, net	(101)	(88)	(730)	(16,590)
General and administrative expenses	2,031	2,676	7,781	7,803
Total operating expenses	$38,878	$39,315	$118,742	$92,318

The detail of our comparable hotel operating expenses for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands):

Comparable Hotel Expenses (Non-GAAP Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Company operated hotel operating expenses	$25,363	$25,439	$71,035	$68,578
less: hotel divisional general and administrative expenses	(2,237)	(2,510)	(8,249)	(7,774)
less: operating expenses from sold and closed hotels	—	(1,195)	—	(4,115)
less: operating expenses from hotels without comparable results	(2,958)	(1,198)	(7,823)	(1,590)
Comparable company operated hotel operating expenses	$20,168	$20,536	$54,963	$55,099

Comparable hotels are defined as properties that were operated by our company for at least one full calendar year as of the beginning of the current period other than hotels for which comparable results were not available. Comparable results excludes one hotel that was converted from owned to managed, one hotel that was converted from owned to franchised and one hotel that was closed. In addition, Hotel RL Baltimore, Hotel RL Washington DC, and Red Lion Hotel Atlanta International Airport are excluded as these properties had not been open at least one year as of the beginning of the current year.
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

Three months ended September 30, 2016 and 2015

Direct expenses for the franchised hotels in the third quarter of 2016 increased $0.1 million compared with the third quarter of 2015, primarily driven by growth in the number of franchises in the system, including the acquisition of GuestHouse International locations in April 2015.

Direct company operated hotel expenses were $25.4 million in the third quarters of both 2016 and 2015. On a comparable basis, direct company operated hotel expenses were $20.2 million in the third quarter of 2016 compared with $20.5 million in the third quarter of 2015. The minor decrease was driven by lower revenue.

Direct expenses for the entertainment segment in the third quarter of 2016 decreased by $0.1 million compared with the third quarter of 2015, driven by normal variability in the ticketing business.

Depreciation and amortization expenses increased $0.3 million in the third quarter of 2016 compared with the third quarter of 2015, primarily due to the start of operations at the Hotel RL Baltimore Inner Harbor (on August 1, 2015) and the Hotel RL Washington DC (on October 29, 2015), as well as property improvements placed in service in 2016 related to our hotel renovations.

Hotel facility and land lease costs decreased $0.7 million compared with the third quarter of 2015, primarily due to amortized lease termination fees for the Red Lion Hotel Vancouver at the Quay recorded in 2015, partially offset by the cost of the Hotel RL Washington DC land lease.

General and administrative expenses decreased by $0.6 million in the third quarter of 2016 compared with the third quarter of 2015, primarily due to lower variable compensation expense and medical benefit expense when compared with 2015.

Nine months ended September 30, 2016 and 2015

Direct expenses for the franchised hotels segment in the first nine months of 2016 increased $1.5 million compared with the first nine months of 2015, primarily driven by a greater number of franchises, including the April 2015 acquisition of GuestHouse International, as well as investment costs of the enhanced franchise development team.

Direct company operated hotel expenses were $71.0 million in the first nine months of 2016 compared with $68.6 million in the first nine months of 2015. The primary reason for the increase is the costs associated with the addition of two new hotels in the second half of 2015 and one in April 2016. On a comparable basis, direct company operated hotel expenses were $55.0 million in the first nine months of 2016 compared with $55.1 million in the first nine months of 2015. The slight decrease was driven primarily by decreased occupancy related costs and a prior year $0.6 million non-cash benefit in our loyalty program.

Direct expenses for the entertainment segment in the first nine months of 2016 increased by $4.1 million compared with the first nine months of 2015, primarily due to successful Broadway stage productions in Spokane and Honolulu.

Depreciation and amortization expenses increased $1.8 million in the first nine months of 2016 compared with the first nine months of 2015. The primary driver of the variance was the addition of new properties subsequent to the third quarter of 2015.

Hotel facility and land lease costs decreased $1.5 million in the first nine months of 2016 compared with the first nine months of 2015, primarily due to amortized lease termination fees for the Red Lion Hotel Vancouver at the Quay recorded in 2015, partially offset by the cost of the Hotel RL Washington DC land lease.

During the first nine months of 2016, we recognized a $0.4 million gain on the sale of intellectual property, as well as minor gains on disposals of property associated with our hotel renovations. During the first nine months of 2015, we recorded $16.5 million in gains on the sales of the Bellevue and Wenatchee properties.

General and administrative expenses were flat the first nine months of 2016 compared with the first nine months of 2015 driven significantly by expenses for the CFO separation, partially offset by lower variable compensation expense as well as lower medical claims expense.

Interest Expense

Interest expense decreased $0.2 million in the third quarter of 2016 compared with the third quarter of 2015 and decreased $0.5 million in the first nine months of 2016 compared with 2015. The decreases were primarily driven by the payoff of the debentures in the fourth quarter of 2015, partially offset by greater outstanding principal balance of debt at the joint ventures.

Other Income (Expense), net

Other income (expense), net decreased $1.3 million in the third quarter of 2016 compared with the third quarter of 2015 and decreased $1.6 million in the first nine months of 2016 compared with 2015. The additional expense was driven primarily by acquisition related costs for the Vantage acquisition.

Income Taxes

For the three and nine months ended September 30, 2016, we reported income tax expense of $166,000 and $258,000 compared with income tax benefit of $49,000 and income tax expense of $37,000 for the same periods in 2015. The income tax benefit/provisions vary from the statutory rate primarily due to a full valuation allowance against our deferred tax assets, as well as for deferred tax expense associated with our acquired indefinite-lived intangible assets, which are amortized for tax purposes but not for U.S. GAAP purposes.

Liquidity and Capital Resources

Our principal source of liquidity is cash flows from operations. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $8.9 million and $37.4 million at September 30, 2016 and December 31, 2015. We believe that we have sufficient liquidity to fund our operations at least through November 2017.

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
In January 2015, RL Venture Holding LLC, a wholly-owned subsidiary of RL Venture, and each of its 12 wholly-owned subsidiaries entered into a loan agreement with Pacific Western Bank. The original principal amount of the loan was $53.8 million with an additional $26.2 million to be drawn over a two-year period to cover property improvements related to the 12 hotels owned by the subsidiaries. At September 30, 2016, the remaining amount of funds available to draw on the loan was $8.2 million, and the property improvement work must be completed by January 15, 2017. At September 30, 2016, we reclassified $4.9 million of the outstanding debt balance to current, based on the expected sale of the Coos Bay, Oregon hotel property, as required by the loan agreement upon the sale of any of the properties within RL Venture. We repaid the current debt balance for Coos Bay upon completion of the sale on October 6, 2016. The loan matures in January 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.75%. Fixed monthly principal payments begin in January 2017 in an amount that will repay the outstanding principal balance over a twenty-five year amortization period. Our joint venture partner owns 45% of RL Venture at September 30, 2016.
In April 2015, RL Baltimore, a wholly-owned subsidiary of RLS Balt Venture LLC, obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by the Hotel RL Baltimore Inner Harbor. The initial principal amount of the loan was $10.1 million, and the lender agreed to advance an additional $3.2 million to cover expenses related to improvements to the hotel, all of which has been drawn. The loan matures in May 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.25%. No principal payments are required during the initial term of the loan. Principal payments of $16,000 per month are required beginning in May 2018 if the extension option is exercised. Our joint venture partner owns 27% of RLS Balt Venture at September 30, 2016.

In September 2015, RLH Atlanta obtained a new mortgage loan from PFP Holding Company IV LLC, which was used to acquire, and is secured by, a hotel adjacent to the Atlanta International Airport which opened in April 2016 as the Red Lion Hotel Atlanta International Airport. The initial principal amount of the loan was $6.0 million, and the lender agreed to advance an additional $3.4 million to cover expenses related to improvements to the hotel, all of which has been drawn at September 30, 2016. The loan matures in September 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.35%. No principal payments are required during the initial term of the loan. Our joint venture partner owns 45% of RLS Atla Venture at September 30, 2016.

In October 2015, RLH DC obtained a new mortgage loan from Pacific Western Bank, which was used, along with cash on hand, to acquire, and is secured by, the Hotel RL Washington, DC. The initial principal amount of the loan was $15.2 million and the lender agreed to advance an additional $2.3 million to cover expenses related to improvements to the hotel, of which $1.7 million has yet to be drawn at September 30, 2016. The loan matures in October 2019 and has a one-year extension option. Interest under the advanced portions of the loan will be calculated at LIBOR plus 4.55%. Interest only payments are due monthly commencing November 2015. Monthly principal payments of $58,333 are required beginning in October 2018 in an amount that will repay the outstanding principal balance over an amortization period of twenty-five years. Our joint venture partner owns 45% of RLS DC Venture as of September 30, 2016.

At September 30, 2016 total outstanding debt was $107.8 million, net of discount, all of which is at variable interest rates. Our average pre-tax interest rate on debt was 5.6% at September 30, 2016. Refer to Note 7 in Item 1. Financial Information for further information on the specific terms of our debt.

Operating Activities

Net cash provided by operating activities totaled $6.0 million during the first nine months of 2016 compared with $7.8 million during the same period in 2015. The primary driver for the change in cash flows was a decline in working capital accounts.

Investing Activities

Net cash used in investing activities totaled $29.8 million during the first nine months of 2016 compared with net cash provided by investing activities of $2.2 million during the first nine months of 2015. The primary drivers of the change were the acquisition of Vantage for $22.7 million and $13.1 million of increased capital expenditures in 2016, compared with proceeds from the sales of the Bellevue and Wenatchee properties in 2015, partially offset by the cash outflow of $8.9 million for the acquisition of the GuestHouse International assets.

Financing Activities

Net cash provided by financing activities was $18.8 million during the first nine months of 2016 compared with $60.7 million in the first nine months of 2015. During the first nine months of 2016, we borrowed $19.5 million under our joint venture loan agreements and sold a $3.2 million interest in DC Venture. In the same period in 2015, there were two significant cash inflows - $74.4 million received from the new debt of RL Venture and RLS Balt Venture, as well as $21.6 million in proceeds from the sale of the joint venture interests to Shelbourne Falcon and Shelbourne Falcon II. These two inflows were partially offset by $30.5 million in repayment of the Wells Fargo debt in 2015.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and estimated interest on debt, as of September 30, 2016 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt(1)	$124,421	$7,160	$101,975	$15,286	$—
Operating and capital leases	86,927	5,827	9,518	7,639	63,943
Service agreements	275	275	—	—	—
Total contractual obligations (2)	$211,623	$13,262	$111,493	$22,925	$63,943

(1)	Includes estimated interest payments and commitment fees over the life of the debt agreement.

(2)
With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.

We have leasehold interests at various hotel properties, as well as our offices located in Spokane, Washington, Denver, Colorado and Coral Springs, Florida. These leases require us to pay fixed monthly rent and have expiration dates of 2017 and beyond, which are reflected in the table above. The table below summarizes the terms of the leases, including extension periods at our option, for our hotel properties:

Property	Expiration date of lease	Extension periods
Red Lion River Inn	October 2018	Three renewal terms of five years each
Red Lion Hotel Seattle Airport (1)	December 2024	One renewal term of five years
Red Lion Anaheim (1)	April 2021	17 renewal terms of five years each
Red Lion Hotel Kalispell	April 2028	Three renewal terms of five years each
Spokane, Washington Office	September 2017	None
Denver, Colorado Office	August 2020	One renewal term of five years
Hotel RL Washington DC (1)	December 2080	None
Coral Springs, Florida Office	April 2018	Two renewal terms of 3 years each
(1) Ground lease only

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from outstanding debt. At September 30, 2016, our outstanding debt, including current maturities and excluding unamortized origination fees, totals $110.3 million which is under term loans subject to variable rates, but is subject to interest rate caps.

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

The below table summarizes the principal payment requirements on our debt obligations at September 30, 2016 on our consolidated balance sheet (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Debt	$—	$1,428	$24,472	$84,419	$—	$—	$110,319	$112,153
Average interest rate							5.6%

Item 4.	Controls and Procedures

As of September 30, 2016, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our interim Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in SEC rules and forms.

There were no changes in internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Please refer to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 3, 2016.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
Index to Exhibits

Exhibit Number	Description

10.1	Employment offer letter of Roger J. Bloss effective as of October 1, 2016

10.2	Employment offer letter of Bernard T. Moyle effective as of October 1, 2016

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b)

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Lion Hotels Corporation
Registrant

Signature		Title	Date

By:	/s/ Gregory T. Mount	President and Chief Executive Officer (Principal Executive Officer)	November 9, 2016
Gregory T. Mount

By:	/s/ David M. Wright	Vice President of Accounting, Tax & External Reporting and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 9, 2016
David M. Wright