Form 10-K
period 2016-12-31
Red Lion Hotels CORP
filed 2017-03-31
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐     No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock as of June 30, 2016 was $168.5 million, of which 81.59% or $137.5 million was held by non-affiliates as of that date. As of March 27, 2017, there were 23,495,908 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the registrant's 2016 fiscal year, are incorporated by reference herein in Part III.

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

In this report, "we", "us", "our", "our company" and "RLHC" refer to Red Lion Hotels Corporation and, as the context requires, all of its consolidated subsidiaries, including:
Wholly-owned subsidiaries:
•Red Lion Hotels Holdings, Inc.
•Red Lion Hotels Franchising, Inc.
•Red Lion Hotels Canada Franchising, Inc.
•Red Lion Hotels Management, Inc. ("RL Management")
•Red Lion Hotels Limited Partnership
•TicketsWest.com, Inc.
Joint venture entities:
•RL Venture LLC ("RL Venture") in which we hold a 55% member interest
•RLS Atla Venture LLC ("RLS Atla Venture") in which we hold a 55% member interest
•RLS Balt Venture LLC ("RLS Balt Venture") in which we hold a 73% member interest

•	RLS DC Venture LLC ("RLS DC Venture") in which we hold a 55% member interest

The terms "the network", "systemwide hotels" or "network of hotels" refer to our entire group of owned, managed and franchised hotels.

Item 1.	Business

Available Information

Through our website (www.redlion.com), we make available our annual report on Form 10-K, quarterly reports on Form 10‑Q, current reports on Form 8-K, proxy statements, amendments to these filings and all other reports and documents that we file with the U.S. Securities and Exchange Commission ("SEC") pursuant to Section 13(a) of the Securities Exchange Act of 1934. The public may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The SEC also maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our internet website also contains our Code of Business Conduct and Ethics, our Corporate Governance Guidelines; charters for our Audit, Compensation, and Nominating and Corporate Governance Committees, Accounting and Audit Complaints and Concerns Procedures, our Statement of Policy with Respect to Related Party Transactions, Stock Ownership Guidelines for Directors and Executive Officers and information regarding shareholder communications with our board of directors.

General

We are a NYSE-listed hospitality and leisure company (ticker symbol: RLH) primarily engaged in the franchising, management and ownership of hotels under our proprietary brands, which include Hotel RL, Red Lion Hotel, Red Lion Inn & Suites, GuestHouse and Settle Inn & Suites. On September 30, 2016, we acquired certain assets from Vantage Hospitality Group, Inc. and a number of its affiliates ("Vantage"), including the brands of Americas Best Value Inn, Canadas Best Value Inn, Lexington Hotels & Inns, America's Best Inns & Suites, Jameson Inns, Country Hearth Inns & Suites, Vantage Hotels, Value Inn Worldwide, Value Hotel Worldwide, 3 Palms Hotels and Resorts and Signature Inn. All our brands are referred to collectively as the RLHC brands, and our hotels operate in the upscale, midscale or economy hotel segments.

All our properties strive to highlight friendly service and reflect the local flair of their markets. The upscale and midscale RLHC brands of Hotel RL, Red Lion Hotel and Red Lion Inn & Suites offer a unique local spin on the expected travel experience in an environment that allows customers to feel welcome and at home. Our focus is to anticipate guest needs and pleasantly surprise them with our distinctive Pacific Northwest-inspired customer service. Warm and authentic, our commitment to customer service includes a focus on delivering the guest locally inspired, friendly and personalized signature moments. This is intended to position each RLHC brand hotel as an advocate to our traveling guests, creating brand relevance and loyalty, differentiating us from our competition.

In October 2014, we launched a new brand, Hotel RL. This upscale lifestyle brand is a full-service, conversion brand that is targeted for the top 80 U.S. urban markets inspired by the spirit of the Pacific Northwest and designed for consumers with a millennial mindset. The first additions to Hotel RL were the Hotel RL Baltimore Inner Harbor and the Hotel RL Washington DC, which opened in August 2015 and October 2015, respectively. During 2016, we converted three of our existing hotels located in Olympia and Spokane, Washington and Salt Lake City, Utah to the Hotel RL brand. These five properties are owned through our joint ventures and operated by RLHC. In addition, the Hotel RL brand currently has 6 signed franchise agreements. In January 2017, two of the franchise Hotel RLs in Brooklyn, New York and Omaha, Nebraska opened. The remaining four are expected to open in the second half of 2017 or early 2018.

Our economy brands are focused on delivering our guests a consistent experience with exceptional comfort, quality and service at an affordable rate, with over 1,000 locations in 47 states and four countries outside the United States.

A summary of our properties as of December 31, 2016 is provided below:

	Hotels	Total Available Rooms
Company operated hotels
Majority owned and consolidated	14	2,900
Leased	4	900
Managed	2	500
Franchised hotels	1,117	68,900
Total systemwide	1,137	73,200

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

Our company was incorporated in the State of Washington in April 1978.

Operations

We operate in three reportable segments:

The franchised hotels segment is engaged primarily in licensing our brands to franchisees. This segment generates revenue from franchise fees, which are typically based on a percentage of room revenue or on a flat fee per month, and are charged to hotel owners in exchange for the use of our brand and access to our central services programs. These programs include our reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards.

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

We have two measures of segment performance under U.S. generally accepted accounting principles (GAAP): revenue and operating income. In addition, we measure performance of our company operated hotel segment using the following non-GAAP measures:

•Revenue per available room (RevPAR)
•Average daily rate (ADR)
•Occupancy
•Comparable hotel revenue
•Comparable hotel direct operating income (margin)

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

Overview
A summary of our reporting segment revenues is provided below (in thousands, except for percentages). For further information regarding our reportable segments, see Note 3 of Notes to Consolidated Financial Statements.

	Year ended December 31,
	2016		2015		2014
Company operated hotels	$123,589	75.3%	$119,773	83.9%	$118,616	81.6%
Franchised hotels	24,634	15.0%	12,039	8.4%	9,618	6.6%
Entertainment	15,719	9.6%	11,057	7.7%	17,115	11.8%
Other	128	0.1%	51	—%	77	—%
Total revenues	$164,070	100.0%	$142,920	100.0%	$145,426	100.0%

Average occupancy, ADR and RevPAR statistics are provided below on a comparable basis:

Comparable Hotel Statistics (1)(2)(3)
	For the year ended December 31,
	2016				2015
	Average Occupancy		ADR	RevPAR	Average Occupancy	ADR	RevPAR
Systemwide
Midscale	64.5%		$93.85	$60.58	64.6%	$91.78	$59.31
Economy (pro forma) (2)	56.4%		$67.73	$38.22	53.1%	$67.16	$35.65
Total systemwide	62.3%		$87.18	$54.28	61.4%	$85.89	$52.75
Franchised hotels
Midscale	60.5%		$90.54	$54.78	59.4%	$87.31	$51.85
Economy (pro forma) (2)	56.4%		$67.73	$38.22	53.1%	$67.16	$35.65
Company operated hotels
Midscale	68.7%		$96.88	$66.60	70.1%	$95.71	$67.06

Change from prior comparative period:	Average Occupancy		ADR	RevPAR
Systemwide
Midscale	(10)	bps	2.3%	2.1%
Economy (pro forma) (2)	330	bps	0.8%	7.2%
Total systemwide	90	bps	1.5%	2.9%
Franchised hotels
Midscale	110	bps	3.7%	5.7%
Economy (pro forma) (2)	330	bps	0.8%	7.2%
Company operated hotels
Midscale	(140)	bps	1.2%	(0.7)%

(1)
Certain operating results for the periods included in this report are shown on a comparable hotel basis. With the exception of pro forma economy hotels, comparable hotels are defined as hotels that were in the system for at least one full calendar year as of the beginning of the current reporting year under materially similar operations.

(2)
We acquired the franchise license agreements of GuestHouse and Settle Inn & Suites properties on April 30, 2015. Results presented for periods prior to that date are attributable to and provided by the prior owner. These results do not include any franchises acquired from Vantage, as comparable pro forma data is not available.

(3)	The results for our three Hotel RLs converted in 2016 are included in midscale company operated hotels, as these properties were previously Red Lion Hotels, which we classify as midscale.

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

•
Comparable hotels are hotels that have been owned, leased, managed, or franchised by us and were in operation for at least one full calendar year as of the beginning of the reporting year and properties for which comparable results were available.

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

Company Strategy

Our strategy is to grow our brands and profitability by expanding our hotel network with additional franchised hotels, managing the operations of hotels leased or partially owned by us through joint venture or minority equity participation, managing operations of hotels for hotel owners who have contracted with us to perform management services, and increasing RevPAR by offering superior hotel management technology to hotel operators.

We believe franchising and management represents a profitable, non-capital intensive growth opportunity. By segmenting our upscale, midscale and economy brands with clear distinctions between each offering, we are uniquely positioned to provide an appealing alternative for a variety of owners. Our strategy for our upscale and midscale hotel brands is to identify larger urban metropolitan statistical areas (MSAs) that are saturated by larger brands in order to become the conversion brand of choice for owners of established hotels looking for alternatives in those markets. We believe our strong brand name recognition in the Western U.S. markets provides us with an opportunity to expand our hotel network within our existing footprint. The Midwest, South and East Coast markets also provide us with opportunity to expand our hotel network into markets across North America as our brands will be a unique and new value proposition for current and potential hotel owners in markets saturated by competitor brands. To assist in our ability to grow our hotel network in larger metropolitan cities, we may consider special incentives, management contracting services, minority equity, joint venture opportunities with hotel owners and investors or adding additional brand options. In addition to conversion from other brands, independently branded hotel operations may also benefit from the RLHC central services programs. Our economy hotel brands have strong national brand name recognition and provide hotel owners an affordable alternative to traditional franchise programs with primarily flat fees, sensible property improvement plans and a wealth of resources and programs to support owners. For all of our properties, we strive to provide hotel owners leading distribution technology and sales support as part of our brand support programs.

We believe that additional growth in our hotel network in larger metropolitan areas will also come from hotel acquisitions where we contribute partial equity or participate in equity ownership opportunities in joint ventures with hotel owners and investors. Equity investment in hotels new to our system is an opportunity for us to redeploy cash on hand or cash generated from sales of joint venture hotels into improvement and expansion of our hotel network in major cities. Further growth opportunities may come from the expansion of our brand offerings. With Hotel RL we have a hotel product that is intended to be flexible enough to allow adaptive reuse projects, conversions and new builds while giving owners a more free-form approach to adapt the hotel to their unique markets and locations. The new flat fee structure is a true differentiator in this segment, which provides a predictable cost structure for our franchisees with the opportunity to leverage a greater proportion of their top-line growth to superior hotel performance.

All of our owned properties are held in joint venture (JV) entities, in each of which we have a majority ownership interest. Eleven of our hotels are held in RL Venture, LLC, which was formed in January 2015 in which we hold a 55% interest. Immediately after transferring the properties into the JV entity, we sold a 45% member interest to a third party and concurrently refinanced all of our secured debt. During 2016, we completed extensive renovations to these properties, and converted three of them to Hotel RLs. All 11 hotels will continue to be managed by RLHC's wholly-owned subsidiary, RL Management, each with an initial five-year management contract, with three five-year extensions.

Our Baltimore Hotel RL is held in its own JV entity, RLS Balt Venture, LLC, of which we own 73%.

Our Red Lion Hotel Atlanta Airport is held in its own JV entity, RLS Atla Venture, of which we own 55%.

Our Washington DC Hotel RL is held in its own JV entity, of which we own 55%. Prior to 2016, we owned 86% of this entity. During the first and second quarters of 2016, we sold 31% of our interest, in two transactions, to our joint venture partner.

The obligation for all of our debt under the JV loan agreements is generally non-recourse to RLHC, except for instances of fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.

In 2015, we completed the acquisition of the intellectual property assets and all hotel franchise license agreements of GuestHouse International, LLC. The acquisition expanded our presence across the country by adding two recognized hotel brands GuestHouse and Settle Inn & Suites, to the RLHC brands, and their franchise license agreements.

On September 30, 2016 (the close date), we (i) acquired selected assets and assumed certain liabilities of Vantage Hospitality Group, Inc. (“Vantage”), a subsidiary of Thirty-Eight Street, Inc. (“TESI”) and (ii) acquired one brand name asset from TESI. Vantage is a hotel franchise company, and the addition of the Vantage assets substantially increases our number of franchise properties and provides us with a broader presence across the United States and Canada. We acquired over 1,000 hotel franchise and membership license agreements, as well as multiple brand names, including Americas Best Value Inn, Canadas Best Value Inn, Lexington Hotels & Inns, America's Best Inns & Suites, Jameson Inns, Country Hearth Inns & Suites, Vantage Hotels, Value Inn Worldwide, Value Hotel Worldwide, 3 Palms Hotels and Resorts and Signature Inn. The acquisition was funded at closing with $22.6 million of cash on hand, of which $10.3 million was paid to Vantage and $12.3 million was paid to TESI and 690,000 shares of RLHC stock paid to TESI, which was valued at $5.8 million, based on the closing price of RLHC stock of $8.34 on the close date. The total purchase price was $40.2 million, which included the estimated fair value of $0.9 million for the assumption of an obligation related to a previous business acquisition of Vantage and the estimated fair value of $10.9 million of primarily contingent consideration, the total of which will be payable to TESI at the first and second anniversaries of the close date, based on the attainment of certain performance criteria. A minimum of $2 million of the additional consideration is not contingent and will be paid in equal amounts at the first and second anniversaries of the close date. Payment of the contingent consideration is dependent on the retention of Vantage properties under franchise or membership license agreements, as determined by the room count at the first and second year anniversary dates when compared with the room count at the close date

In December 2016, we completed an underwritten public offering of 2.5 million shares of our common stock with net proceeds to the company of $18.5 million. Proceeds from this offering will be used for general corporate purposes which may include, but are not limited to, pursing acquisitions and supporting our working capital needs.

We are also investing in sales and marketing talent and technology to improve our ability to manage the various channels that drive occupancy and average daily rate at our hotels, including transient, group and preferred corporate business. We continue to improve and implement our guest management ecosystem, RevPak, which includes a number of industry revenue generation systems fully integrated to provide comprehensive information by integrating information on customer acquisition, customer management and customer retention. This suite of products is flexible and dynamic and can be tailored to the needs of individual hotel brands. It also delivers dynamic and personalized communications and promotions tailored to individual guest travel needs and habits.

Our focus on improving e-commerce revenue generation includes ongoing updates and improvements to our RedLion.com website and improved and targeted digital marketing utilizing information generated through our RevPak reservation and distribution system.

Employees

At December 31, 2016, we employed 1,752 people on a full-time or part-time basis, with 1,593 directly related to hotel operations, 98 employees in other operating segments, primarily within our entertainment segment, and 61 employees in our corporate office. Our total number of employees fluctuates seasonally, and we employ many part-time employees.

At December 31, 2016, approximately 8% of our total workforce was covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and organized settlement of labor disputes. We believe our employee relations are satisfactory.

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

Our revenues and operating results may be impacted by and fluctuate due to a number of factors, including the following:

•
Changes in demand for business, convention, group and leisure traveler rooms and related lodging services, including reductions in business and federal, state and local government travel may result due to budgetary constraints, increase in the use of video conferencing services, or general economic conditions;

•	Extended periods of low occupancy demand, which may negatively impact our ability to increase rates;

•	Changes in travel patterns, extreme weather conditions and cancellation of or changes in events scheduled to occur in our markets;

•	Changes in the desirability of the geographic regions in which our hotels are located, or adverse changes in local economies where our hotels are concentrated;

•	The attractiveness of our hotels to consumers and competition from other hotels and lodging alternatives such as Airbnb;

•	The need to periodically repair and renovate the hotels in our hotel network, including the ongoing need to refresh hotels to meet current industry standards and guest expectations;

•	Insufficient available capital to us or our franchise hotel owners to fund renovations and investments needed to maintain our competitive position;

•	The quality and performance of the employees of the hotels in our network;

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

•	Existing and potential new regulations relating to the preparation and sale of food and beverages, liquor service and health and safety of premises;

•	Impact of war, actual or threatened terrorist attacks, heightened security measures and other national, regional or international political and geopolitical conditions;

•	Recent travel bans and other federal regulations that restrict entry into the United States could reduce overall tourist and business travel;

•	Travelers' fears of exposure to contagious diseases or foodborne illness;

•	The impact of internet intermediaries and competitor pricing;

•	New supply or oversupply of hotel rooms in markets in which we operate;

•	Restrictive changes in zoning and similar land use laws and regulations, or in health, safety and environmental laws, rules and regulations;

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

Any of these factors could adversely impact hotel room demand and pricing and thereby reduce occupancy, ADR and RevPAR or give rise to government imposed fines or private litigants winning damage awards against us. Reductions in occupancy, ADR and/or RevPAR could have a significant negative impact on the portion of our franchise revenues, which is derived from hotel rooms revenues. These items could adversely affect our results of operations and financial condition.

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

Our new programs and new brands may not be successful.

We have made a significant investment in RevPak, a guest management system that allows hotel operators to increase their bookings by integrating customer relationship management software, sales force automation processes, translation services, a central guest reservation system, and digital and field marketing capabilities onto a single platform. Additionally, RevPak allows operators to measure results with reputation management, business intelligence, and web analytics capabilities. We believe this technology provides a measureable benefit to our company and our franchisees by helping increase hotel patronage and generate strong RevPAR growth. However, we cannot be certain that this technology will provide all the benefits we anticipated, that it will be well received by all of our franchisees and hotel owners, or that we will be able to recover the costs we incurred in developing this system. We also cannot assure you that other recently announced programs and brands, such as Hotel RL, or any other new programs or brands we may launch in the future will be accepted by hotel owners, potential franchisees, or the traveling public or other customers. We also cannot be certain that we will recover the costs we incurred in developing or acquiring these programs or brands, or that the brands or any new programs will be successful.

We may be unsuccessful in identifying and completing acquisitions of new franchised and managed hotels and expanding our brands, which could limit our ability to implement our growth strategy and result in significant expense.

We are continuing to pursue the expansion of our franchise operations in markets where we currently operate and in selected new markets. We are also pursuing expansion of our RLHC brands into targeted segments. Both owned and franchised hotels will be able to carry one of the RLHC brands, and we may consider adding additional brand options in the future.

As of December 31, 2016, we managed hotels in our system that were owned by third parties under a RLHC brand or other brands. Going forward we plan to seek to increase the number of hotels that we manage for third parties in order to expand our hotel network. Management of non-owned hotels also allows us to take advantage of economies of scale with our infrastructure.

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

•	Securing required governmental permits.

•	Our ability to continue to maintain and enhance our central reservation system to support additional franchised and managed hotels in a timely, cost-effective manner; and

•	The effectiveness and efficiency of our development organization.

Our failure to compete successfully for properties to franchise or manage, or to attract and maintain relationships with hotel owners and hotel investors, could adversely affect our ability to expand our system of hotels. An inability to implement our growth strategy could limit our ability to grow our revenue base and otherwise adversely affect our results of operations.

The use of common stock to fund new acquisitions will dilute existing shareholders.

In connection with our acquisition of Vantage, we may be required to pay additional consideration in September 2017 in an aggregate amount of up to (i) $4 million in cash and (ii) 414,000 shares of the Company’s common stock, and up to (i) $3 million in cash and (ii) 276,000 shares of the Company’s common stock in September 2018. Future acquisitions of other hotels or brands may also involve the issuance of our equity securities as payment, in part or in full, for the businesses or assets acquired. These future issuances of our equity securities will dilute existing shareholders’ ownership interests.

Joint venture and other acquisition arrangements may not prove successful and could result in operating difficulties and failure to realize anticipated benefits.

In January 2015, we transferred 12 of our owned hotels to RL Venture, a joint venture in which we now hold a 55% interest. During the remainder of 2015, we participated in joint ventures that acquired three hotels that are now managed by us. We may in the future acquire interests in other properties through joint venture arrangements with other entities. In addition, we may enter into other non-property investment joint ventures through other divisions such as our entertainment division or for marketing or other services. Partnerships, joint ventures and other business structures involving our co-investment with third parties generally include some form of shared control over the operations of the business and create additional risks. Some of these acquisitions may be financed in whole or in part by loans under which we are jointly and severally liable for the entire loan amount along with the other joint venture partners. The terms of these joint venture arrangements may be more favorable to the other party, or parties, than to us. Although we will actively seek to minimize such risks before investing in partnerships, joint ventures or similar structures, investing in a property through such arrangements may subject our investment to risks not present with a wholly owned property, including, among others, the following:

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

As of December 31, 2016, there were 1,117 hotels in our system that were owned by others and operated under franchise agreements. Our revenues and operating results are dependent upon the ability of our franchisees to generate revenue at their franchised properties. If the revenues of our franchisees decrease, or our franchisees close their hotels, our operating results will be negatively affected.

Franchise agreements generally specify a fixed term and contain an early termination provision for the franchisee to terminate at specific intervals or for specific reasons with or without penalty by providing notice to us. There is no assurance these agreements will be renewed, or that they will not be terminated prior to the end of their respective terms. In addition, there can be no assurance that we will be able to replace expired or terminated franchise agreements, or that the provisions of renegotiated or new agreements will be as favorable to us as the expired or terminated agreements. As a result, our revenues could be negatively impacted.

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

We may have difficulty integrating the Vantage Brands into our own operations.

The integration of the recently acquired Vantage Brands into our own operations will be time consuming and presents financial, managerial and operational challenges. Issues that arise during this process may divert management’s attention away from our day-to-day operations, and any difficulties encountered in the integration process could cause internal disruption in general, which could impact our relationships with employees, hotel owners, hotel franchisees, or guests. Combining our different reservations and other systems and business practices could be more difficult and time consuming than we anticipated, and could result in additional unanticipated expenses. Our combined results of operations could also be adversely affected by any issues we discover that were attributable to Vantage’s operations that arose before the acquisition. Failure to successfully integrate Vantage in a timely and cost-efficient manner could impair our ability to realize any or all of the other anticipated benefits of the acquisition, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

If owners of hotels that we manage or franchise cannot repay or refinance mortgage loans secured by their properties, our revenues and profits could decrease and our business could be harmed.

The owners of many of our managed and franchised properties have pledged their hotels as collateral for mortgage loans they entered into when those properties were purchased or refinanced. If an owner cannot repay or refinance maturing indebtedness on favorable terms or at all, the lender could declare a default, accelerate the related debt, and repossess the property. Such sales or repossessions could, in some cases, result in the termination of our management or franchise agreements and eliminate our anticipated income and cash flows, which could negatively affect our results of operations.

Failure of the joint venture or joint venture owners to comply with debt covenants could adversely affect our financial results or condition.

In January 2015, we transferred 12 of our owned hotels to RL Venture, a joint venture in which we hold a 55% equity interest. In October 2016, we sold one of these hotels, leaving 11 properties in RL Venture. Additionally, during 2015 we entered into joint ventures related to our Baltimore, Washington, D.C. and Atlanta properties, in which we own equity interests of 73%, 55% and 55%, respectively. We manage these hotels under management agreements with five-year terms and three five-year extension options. In connection with these transactions, the joint ventures borrowed a combined total of $110.6 million, which is secured by the hotel properties within the joint venture entities. The credit agreements for these loans contain customary affirmative and negative covenants. There is no assurance that the joint ventures will be able to comply with these covenants in the future. Any failure to do so could result in a demand for immediate repayment of the loans, which could result in one or more of these hotels being foreclosed upon and otherwise adversely affect our results of operation and financial condition, and limit our ability to obtain financing. For additional information, see Note 7 of Notes to Consolidated Financial Statements.

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

We are not currently paying dividends and will likely not pay dividends for the foreseeable future.

We have never paid or declared any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, contractual restrictions and other factors that our board of directors deems relevant.

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

General economic conditions may negatively impact our results and liquidity.

Many businesses, including RLHC, were adversely affected by the state of the economy. During the recent economic downturn, discretionary travel decreased because of economic pressures, and this in turn hurt the hospitality industry and our company. High unemployment, lower family income, low corporate earnings, lower business investments and lower consumer and government spending all have the effect of reducing the demand for hotel rooms and related lodging services and put pressure on industry room rates and occupancy. Although the economy did improve in 2016, a slowdown in the economic recovery or a worsening of economic conditions in 2017 could result in weak hospitality occupancy and rates and adversely affect our revenues and operating results. Negative economic conditions could also negatively impact our ability to obtain future financing and our liquidity in general. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital and debt service for the foreseeable future, if our cash flow or capital resources prove inadequate or we do not meet our financial debt covenants, we could potentially face liquidity problems that could have a material adverse effect on our results of operations and financial condition.

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

We reported net losses from continuing operations from 2008 through 2013 and 2016, and, although we had a net profit in 2014 and 2015, there is no assurance that we will remain profitable in the future.

During the years 2008 through 2013 and in 2016, we reported net losses from continuing operations. Not only did these losses have a direct adverse effect on our financial condition, they also increased our costs of borrowing. Although we have shown a net profit during two of the last three fiscal years, the long prior history of net losses could impair our ability to raise capital needed for hotel maintenance and other corporate purposes. There is no assurance that we will be able to continue to achieve profitability in the future.

Our business requires capital for ongoing hotel maintenance, modernization and renovation, as well as for any acquisitions or development projects we may want to undertake. If needed capital is not available, our ability to successfully compete with hotels in our scale categories may be adversely impacted.

We are committed to keeping our properties well-maintained and attractive to our customers in order to maintain our competitiveness within the industry and keep our hotels properly positioned in their markets. We are also focused on working with our franchise hotel owners so that they maintain their properties to the same standards. This requires ongoing access to capital for both us and our franchisees for replacement of outdated furnishings as well as for facility repair, modernization and renovation. To the extent we or our franchisees cannot fund these expenditures from cash generated from operations, funds must be borrowed or otherwise obtained. If these funds cannot be obtained, the expenditures have to be deferred to a later period. Without needed investments, we may need to cancel the agreement with the franchisee or move the hotel to a lower classification, both of which would likely have a negative impact on our franchise revenue stream.

For most of the past seven to eight years, our levels of capital expenditures for these purposes have been lower than normal due to the general economic conditions impacting our industry. As a result, in order to support the room rates that we have historically charged, we made investments of over $27 million in our company operated hotels in 2016. Customers may not view these investments and improvements as significant enough to allow us to charge higher room rates, and this could negatively impact our hotel revenues and operating results. There are likely to be similar adverse effects if our franchisees are unable to make comparable investments in their properties. Without needed investments, we may have to cancel the agreement with the franchisee or move the hotel to a lower classification, both of which would likely have a negative impact on our franchise revenue stream.

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

We rely on our central reservation system and other technologies for occupancy at hotels in our network and a lack of investment in upgrades or new technologies or any failures in the system could negatively affect our revenues and cash flows.

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

The development and maintenance of our central reservation system and other technologies may require significant capital. There can be no assurances that, as various systems and technologies become outdated or new technology is required, we will be able to replace or introduce them as quickly as our competition or within budgeted costs and time frames. Further, there can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system. If our systems fail, whether as a result of a deliberate cyber-attack or an unintentional event that causes interruptions or delays in our ability to process reservations, our ability to conduct business and generate revenue will be negatively impacted. If our systems fail to achieve anticipated benefits, or if we fail to keep up with technological or competitive advances, our revenues and cash flows could suffer.

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

Some of our hotel rooms may be booked through third-party travel websites operated by companies like Priceline, Travelocity or Expedia. As internet bookings now represent the majority of hotel reservations in the industry, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as "three-star downtown hotel") at the expense of brand identification. We believe that these internet intermediaries hope that consumers will eventually develop brand loyalties to their reservation systems. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through internet intermediaries increases significantly, our profitability may be adversely affected.

Our international operations are subject to political and monetary risks.

We currently have franchised hotels operating outside of the United States, including in Canada, Mexico, India and South Korea. We may also in the future enter into new joint venture or franchise agreements with foreign hotel operators. International operations generally are subject to greater economic, geopolitical and other risks that are not present in U.S. operations. These risks include not only administrative and logistical difficulties in managing worldwide operations, but also risks of war, terrorism or civil unrest, political instability, exposure to local economic conditions, and adverse changes in the diplomatic relations between foreign countries and the United States.

Sales in international jurisdictions typically are made in local currencies, which exposes us to risks associated with currency fluctuations. Fluctuations in currency exchange rates may significantly increase the amount of translated U.S. dollars required for expenses outside the U.S., or significantly decrease the U.S. dollars received from foreign currency revenues. We also face exposure to currency translation risk because we report the results of our business outside of the U.S. in local currency, and then translate those results to U.S. dollars for inclusion in our consolidated financial statements. As a result, changes between the foreign exchange rates and the U.S. dollar will affect the recorded amounts of our foreign assets, liabilities, revenues and expenses, and could have a negative impact on our financial results. To date we have not entered into foreign exchange hedging agreements to reduce our exposure to fluctuations in currency exchange rates, but even if we enter into these hedging agreements in the future, they may not eliminate foreign currency risk entirely, and will involve risks of their own in the form of transaction costs and counterparty risk.

In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. As a result, the steps we have taken to protect our trademarks and brands in foreign countries may not be sufficient to prevent the authorized use or imitation of our trademarks by others, which could reduce the value of our brand and its goodwill, which could adversely affect our business. As we continue to expand internationally, the risks related to our international operations will become more significant.

Failure to maintain the security of internal or customer data could adversely affect us.

Our operations require us to collect and retain large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers, which are entered into, processed by, summarized by and reported by our various information systems and those of our service providers. We also maintain personally identifiable information about our employees. Our franchise hotel owners also maintain similar personally identifiable information, on systems that we do not control. The security of this data may potentially be breached due to a number of risks, including cyber-attack, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, franchisees or employees of third party vendors. Although we employ systems to protect data, no system is impenetrable. A theft, loss or fraudulent use of customer, employee or company data by us or our franchise hotel owners could adversely impact our reputation and could result in significant remedial and other costs, fines and litigation.

We also rely on a variety of direct marketing techniques to reach guests and potential guests, including email marketing, telemarketing and postal mailings. Changes in laws and regulations regarding direct marketing and solicitation could adversely affect the effectiveness these marketing techniques and could force us to make changes to our marketing strategies. Our failure to comply with laws and regulations regarding direct marketing could result in fines or place restrictions on our business.

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

The success of our business depends in part upon our continued ability to use our trademarks, increase brand awareness and further develop our brands. We have registrations with the U.S. Patent and Trademark Office of various formulations of certain trademarks, including but not limited to the following: Red Lion, Hotel RL, Red Lion Inn & Suites, GuestHouse, Settle Inn & Suites, WestCoast, Cavanaughs, TicketsWest and Cascadia Soapery, Hello Rewards, MAKE IT#WORTHIT, MIWI, PROJECT WAKE UP CALL, RLHC and RLH. We also acquired several additional registered trademarks in our transaction with Vantage, including Americas Best Value Inn, ABVI, Best Value Inn, Value Inn Worldwide, Vantage, 3 Palms Hotels & Resorts, America’s Best Inns & Suites, Country Hearth Inn & Suites, Jameson Inn, Lexington, Canadas Best Value Inn, and CBVI.

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

At the end of 2016, our recorded goodwill amount was $12.6 million, and other intangible assets totaled $52.9 million. Market conditions in the future could adversely impact the fair value of one or more of our franchise, hotel and entertainment reporting units, which could result in future impairments of their goodwill, intangibles and other long-lived assets.

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

In accordance with the guidance for the impairment of long-lived assets, if the expected undiscounted future cash flows are less than net book value, the excess of net book value over estimated fair value of the assets is charged to current earnings. There were no impairment charges in 2014, 2015 or 2016. Changes in our estimates and assumptions as they relate to valuation of goodwill, intangibles and other long-lived assets could affect, potentially materially, our financial condition or results of operations in the future.

Our two largest shareholders own more than 23% of our stock. These shareholders may seek to impact our corporate policy and strategy, and their interests may differ from those of other shareholders. In addition, given the amount of stock held by them, we would likely need their approval in order to undertake any sale or other disposition of all or substantially all of our assets. If any of our larger shareholders or any group of shareholders decided to sell their shares, this would likely result in a significant decline in the trading price of our common stock.

As of March 24, 2017, Columbia Pacific Opportunity Fund, L.P. ("Columbia Pacific") and HNA Investment Management LLC ("HNA") held more than 23% in aggregate of our outstanding shares of common stock. Columbia Pacific, HNA or one or more other shareholders may take actions designed to impact our corporate policy and strategy, and their interests may differ from those of other shareholders. Such actions could include, among other things, attempting to obtain control of our board of directors or initiating or substantially assisting an unsolicited takeover attempt.

Under our Articles of Incorporation and the laws of the State of Washington, we can undertake a merger or sale of all or substantially all of our assets only if the transaction is approved by holders of at least two-thirds of our outstanding shares of common stock. This in turn means that any person or group of persons holding at least one-third of our outstanding shares of common stock would be able to block any such transaction if they chose to do so. Because Columbia Pacific and HNA hold a significant percentage of our shares, we believe that as a practical matter they would be able, if they were to act together or with other shareholders, to prevent any such transaction believed not to be in their best interests.

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

In 2014 we hired new Chief Executive and Chief Marketing Officers. In 2016 we hired a new Chief Franchise Officer and a new Chief Operating Officer. In 2017 we hired a new Chief Financial Officer, who is expected to start at the beginning of April 2017. We may in the future hire additional officers and key employees. To be properly integrated into our company, new executives and employees must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. As a result, the integration of new personnel may result in some disruption to our ongoing operations. If we fail to successfully complete this integration, our business and financial results may suffer.

We place substantial reliance on the lodging industry experience and the institutional knowledge of members of our senior management team. We compete for qualified personnel against companies with greater financial resources than ours, and the loss of the services of one or more of these individuals, or delay in replacing a key employee, could hinder our ability to effectively manage our business. Finding suitable replacements for senior management and other key employees can be difficult, and there can be no assurance we will continue to be successful in retaining or attracting qualified personnel in the future. Competition for qualified personnel in this position is significant. We generally do not carry key person insurance on members of our senior management team. Any loss of a senior team member could have a material adverse impact on our financial condition or results of operations.

Our business is seasonal in nature, and we are likely to experience fluctuations in our results of operations and financial condition.

Our business is seasonal in nature, with the period from May through October generally accounting for the greatest portion of our annual company operated hotel revenues. In addition, our upscale and midscale franchise agreements contain fees paid to us primarily based on a percentage of hotel revenue. Therefore, our results for any quarter may not be indicative of the results that may be achieved for the full fiscal year. The seasonal nature of our business increases our vulnerability to risks during this period, including labor force shortages, cash flow problems, economic downturns and poor weather conditions. The adverse impact to our revenues would likely be greater as a result of our seasonal business.

The performance of our entertainment division is particularly subject to fluctuations in economic conditions.

Our entertainment division, which comprised 10% of our revenues from continuing operations in 2016, engages in event ticketing and the presentation of various entertainment productions. Our entertainment division is vulnerable to risks associated with general regional and economic conditions, significant competition and changing consumer trends, among others. The overall economy in the markets we serve has impacted the ticketing division through lower demand for concerts, events and sporting activities. Also, we face the risk that entertainment productions will not tour the regions in which we operate or that the productions will not choose us as a presenter or promoter.

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

Five of our hotels and our corporate offices are subject to leases. In addition to the requirement to pay rent, the leases for these properties generally impose various maintenance and other obligations on us and may also require us to obtain the consent of the landlord before taking certain actions such as modifications to the properties. These lease provisions may limit our flexibility with the leased properties, delay modifications or other actions we may wish to take, or result in disputes with the landlords. In addition, the terms of the leases for three of our leased properties will expire in the period from 2018 to 2024. The lease on our corporate office space expires at the end of 2017. There can be no assurance that any of our landlords will be willing to extend these leases and, even if they are willing to extend, it is possible that the lease costs will increase, which would adversely impact the hotel operations and our expenses. If the lease at our corporate office is not renewed for any reason, we will incur additional costs and expenses associated with negotiating a new lease agreement and moving our offices to a new location.

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

•	Third party provider disruptions in service; and

•	Computer viruses, penetration by individuals seeking to disrupt operations or misappropriate information, and other breaches of security.

We rely on our systems to perform functions critical to our ability to operate, including our central reservation system. Accordingly, an extended interruption in the systems' function could significantly curtail, directly and indirectly, our ability to conduct our business and generate revenue.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, prevent fraud, or maintain investor confidence. Failure to maintain effective internal controls over financial reporting resulted in a material weakness in our Entertainment division during 2016.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have devoted significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act. In addition, Section 404 under the Sarbanes-Oxley Act requires that our auditors attest to the design and operating effectiveness of our controls over financial reporting. Our compliance with the annual internal control report requirement for each fiscal year will depend on the effectiveness of our financial reporting, data systems, and controls across our operating subsidiaries. Furthermore, one part of our growth strategy has been, and may continue to be, the acquisition of complementary businesses, and we expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. Likewise, the complexity of our transactions, systems, and controls may become more difficult to manage. We cannot be certain that these measures will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future, especially for acquisition targets that may not have been required to be in compliance with Section 404 of the Sarbanes-Oxley Act at the date of acquisition.

Failure to implement new controls or enhancements to controls, failure to remediate the material weakness, difficulties encountered in control implementation or operation, or difficulties in the assimilation of acquired businesses into our control system could result in additional errors, material misstatements, or delays in our financial reporting obligations. Inadequate internal controls could also lead to SEC sanctions or investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

We recently identified a material weakness over financial reporting related to our Entertainment division and more specifically our event ticketing liability, as disclosed in Item 9A. Remediating our material weakness and ensuring that we maintain effective internal control over financial reporting will require management time and attention. If our remediation efforts are insufficient, or additional material weaknesses in our internal control over financial reporting are discovered or identified in the future, we may be required to restate our consolidated financial statements, which could cause us to fail to meet our reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of our common stock.

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

The table below reflects our company operated hotel properties and locations, as well as total available rooms per hotel, as of December 31, 2016.

		Total
		Available
Property	Location	Rooms
Company operated properties
Red Lion Anaheim(1)	Anaheim, California	308
Red Lion Hotel Kalispell(1)	Kalispell, Montana	170
Red Lion Hotel Seattle Airport(1)	Seattle, Washington	144
Red Lion River Inn(1)	Spokane, Washington	245
Hotel RL Spokane at the Park(2)	Spokane, Washington	401
Red Lion Hotel Atlanta (5)	Atlanta, Georgia	246
Red Lion Inn & Suites Bend (2)	Bend, Oregon	75
Red Lion Hotel Boise Downtowner(2)	Boise, Idaho	182
Red Lion Hotel Eureka(2)	Eureka, California	175
Hotel RL Olympia(2)	Olympia, Washington	192
Red Lion Hotel Pasco(2)	Pasco, Washington	279
Red Lion Hotel Port Angeles(2)	Port Angeles, Washington	187
Red Lion Hotel Redding(2)	Redding, California	192
Red Lion Hotel Richland Hanford House(2)	Richland, Washington	149
Hotel RL Salt Lake City(2)	Salt Lake City, Utah	394
Red Lion Templin’s Hotel on the River(2)	Post Falls, Idaho	163
Hotel RL Baltimore Inner Harbor(3)	Baltimore, Maryland	130
Hotel RL Washington DC(4)	Washington, D.C	99
Red Lion Hotel Bellevue(6)	Bellevue, Washington	181
Hudson Valley Resort & Spa(7)	Hudson Valley, New York	323
Company operated properties (20 properties)		4,235
__________
(1) Leased
(2) Owned by RL Venture; managed by RL Management, Inc.
(3) Owned by RLS Balt Venture, LLC; managed by RL Management, Inc.
(4) Owned by RLS DC Venture, LLC; managed by RL Management, Inc.
(5) Owned by RLS Atla Venture, LLC; managed by RL Management, Inc.
(6) No ownership; managed by RL Management, Inc.

(7)	No ownership or franchise agreement; managed by RL Management, Inc.

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

At December 31, 2016, our franchised operations consisted of 1,117 hotels with a room count of 68,900.
Discontinued Operations

Discontinued operations includes a hotel in Eugene, Oregon that ceased operations in the first quarter of 2014.

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

Market Information for Common Stock

Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "RLH". The following table sets forth for the periods indicated the high and low sale prices for our common stock on the NYSE:

	High	Low
2016
Fourth Quarter (ended December 31, 2016)	$9.40	$7.90
Third Quarter (ended September 30, 2016)	$8.46	$6.25
Second Quarter (ended June 30, 2016)	$8.80	$6.23
First Quarter (ended March 31, 2016)	$8.50	$5.45
2015
Fourth Quarter (ended December 31, 2015)	$9.55	$6.71
Third Quarter (ended September 30, 2015)	$9.00	$7.54
Second Quarter (ended June 30, 2015)	$7.75	$6.43
First Quarter (ended March 31, 2015)	$7.14	$6.18
Holders
At March 27, 2017, there were 118 shareholders of record of our common stock.
Dividends
We did not pay any cash dividends on our common stock during the last two fiscal years. The board of directors periodically reviews our dividend policy and our longer-term objectives of maximizing shareholder value. Any determination to pay cash dividends in the future will be at the discretion of our board.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2016 on plans under which equity securities may be issued to employees, directors or consultants. All of our equity compensation plans have been approved by our shareholders.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders:
2006 Stock Incentive Plan(1)	51,738	$10.03	—
2015 Stock Incentive Plan(2)	81,130	$8.20	572,104
Total	132,868	$8.91	572,104

__________
(1) Excludes 375,891 restricted stock units granted under the 2006 Stock Incentive Plan.
(2) Excludes 660,789 restricted stock units granted under the 2015 Stock Incentive Plan.

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

The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. The selected consolidated statements of comprehensive income (loss) and balance sheet data are derived from our audited consolidated financial statements. The audited consolidated financial statements for certain of these periods are included elsewhere in this annual report. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified in their entirety by, our consolidated financial statements and related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this annual report and in our prior filings with the SEC.

	Year ended December 31,
	2016 (1)	2015	2014	2013	2012
	(In thousands, except per share data)
Consolidated Statements of Comprehensive Income (Loss) Data
Continuing Operations:
Total revenues	$164,070	$142,920	$145,426	$137,307	$145,896
Asset impairment	—	—	—	7,785	9,440
Gain on asset dispositions	(2,437)	(17,692)	(4,006)	(112)	(160)
Loss on early retirement of debt	—	(2,847)	—	—	—
Operating expenses	162,317	129,819	138,667	148,152	156,265
Operating income (loss)	1,753	13,101	6,759	(10,845)	(10,369)
Income (loss) from continuing operations	(4,840)	4,016	2,492	(15,070)	(11,164)
Discontinued Operations:
Income (loss) from discontinued business units, net of income tax expense (benefit)	—	—	(187)	(1,204)	1,009
Loss on disposal of the assets of the discontinued business units, net of income tax	—	—	(2)	(773)	(4,526)
Net income (loss)	$(4,840)	$4,016	$2,303	$(17,047)	$(14,681)
Net income (loss) attributable to noncontrolling interests (2)	163	(1,297)	—	—	—
Net Income (Loss) attributable to RLHC	$(4,677)	$2,719	$2,303	$(17,047)	$(14,674)
Earnings (Loss) per share - basic
Loss from discontinued business units, net of income tax	$(0.23)	$0.14	$0.13	$(0.77)	$(0.58)
Loss on disposal of the assets of the discontinued business units, net of income tax	—	—	(0.01)	(0.10)	(0.18)
Net income (loss) attributable to RLHC	$(0.23)	$0.14	$0.12	$(0.87)	$(0.76)
Earnings (Loss) per share - diluted
Income (loss) from continuing operations attributable to RLHC	$(0.23)	$0.13	$0.13	$(0.77)	$(0.58)
Loss from discontinued operations	—	—	(0.01)	(0.10)	(0.18)
Net income (loss) attributable to RLHC	$(0.23)	$0.13	$0.12	$(0.87)	$(0.76)
Weighted Average Shares Outstanding:
Basic	20,427	19,983	19,785	19,575	19,327
Diluted	20,427	20,200	19,891	19,575	19,327
(1)At September 30, 2016, we acquired substantially all of the assets of Vantage Hospitality Group, Inc., which include 10 hotel brands and 1,042 franchise license agreements at the date of acquisition. Refer to Item 8. Note 16 for further information on this transaction.

(2)Represents noncontrolling interests in consolidated joint ventures. In 2015 we entered into four joint venture transactions. Refer to Item 1. Business for further information on these transactions.

	Year ended December 31,
	2016	2015	2014	2013	2012
		(See Note 18)(1)	(See Note 18)(1)	(See Note 18)(1)	(See Note 18)(1)
	(In thousands, except per share data)
Non-GAAP Data
EBITDA	$18,517	$24,395	$19,671	$1,612	$1,508
Adjusted EBITDA	19,472	12,463	13,350	11,956	14,275
Adjusted net loss	(3,885)	(7,916)	(4,018)	(6,703)	(1,907)
Consolidated Statement of Cash Flow Data (2)
Net cash provided by operating activities	$5,562	$14,084	$10,958	$9,504	$14,411
Net cash provided by (used in) investing activities	(30,688)	(30,080)	(5,600)	6,441	12,347
Net cash provided by (used in) financing activities	37,533	45,847	(13,065)	(6,947)	(21,321)
Consolidated Balance Sheet Data
Cash	$38,072	$23,898	$5,126	$13,058	$6,477
Assets held for sale	—	—	21,173	18,346	18,288
Property and equipment, net	210,732	195,390	160,410	166,356	195,012
Total assets	344,535	287,218	221,310	232,850	259,107
Total debt, net of debt issuance costs	108,331	87,557	29,873	43,058	49,178
Debentures due Red Lion Hotels Capital Trust	—	—	29,108	29,049	28,990
Total liabilities	156,692	120,817	81,673	96,841	107,399
Total RLHC stockholders' equity	155,336	132,792	139,637	136,009	151,708
Noncontrolling interest(3)	32,507	33,609	—	—	—
Total stockholders' equity	187,843	166,401	139,637	136,009	151,708
(1)We revised other accrued entertainment liabilities and accumulated deficit for each of the years ended December 31, 2015, 2014, 2013 and 2012 as presented here. For further information regarding the revision, see Item 8, "Financial Statements and Supplementary Data" - Note 18, "Revision of the Previously Issued Financial Statements for Correction of an Immaterial Error". There was no impact on our consolidated revenues, operating expenses, operating income, earnings per share or cash flows as a result of the revision.

(2)Cash flow data has been revised to reflect the adoption of ASU 2016-18 for 2012-2015
(3)Represents noncontrolling interests in consolidated joint ventures. In 2015 we entered into four joint venture transactions.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

		Year ended December 31,
		2016	2015	2014	2013	2012
		(In thousands, except per share data)
Net income (loss)		$(4,840)	$4,016	$2,303	$(17,047)	$(14,674)
	Depreciation and amortization	16,281	13,315	12,762	13,960	14,968
	Interest expense	6,764	6,979	4,575	5,516	7,553
	Income tax (benefit) expense	312	85	31	(817)	(6,339)
EBITDA		18,517	24,395	19,671	1,612	1,508
	Loss on discontinued operations (1)	—	—	189	1,977	3,327
	Gain on asset dispositions (2)	(1,912)	(17,808)	(3,996)	—	—
	Loss on early retirement of debt (3)	—	2,847	—	—	—
	Lease termination costs (4)	—	2,250	750	—	—
	Franchise termination fees (5)	—	—	(2,095)	—	—
	Termination of loyalty program (6)	—	—	(1,525)	—	—
	Acquisition and integration costs (7)	2,112	779	—	—	—
	Separation costs (8)	627	—	356	582	—
	Asset impairment (9)	—	—	—	7,785	9,440
	Reserve for environmental cleanup (10)	128	—	—	—	—
Adjusted EBITDA		$19,472	$12,463	$13,350	$11,956	$14,275

(1)
Discontinued operations includes the following: a hotel in Eugene, Oregon that ceased operations in 2014; a hotel in Medford, Oregon that was sold in 2013; a commercial mall in Kalispell, Montana that was sold in 2013; a catering contract in Yakima, Washington that was terminated in 2013; a hotel in Sacramento, California that was sold in 2012.

(2)
During 2016, we recorded a gain on sale of intellectual property, net of brokerage fees, of $0.4 million and a $1.5 million gain on sale of the Coos Bay property. During 2015, we recorded $16.4 million in gain on the sales of the Bellevue and Wenatchee properties, and a $1.3 million gain on sale of our equity method investment in a 19.9% owned real estate venture. During 2014, we recorded $4.0 million in gain on the sales of the Yakima, Kelso, Kennewick, Canyon Springs and Pocatello properties.

(3)	In 2015, we recorded $2.8 million in loss on the early retirement of our corporate debt and the debentures associated with our Trust Preferred Securities.
(4)	During 2014, we amended the lease for the Red Lion Hotel Vancouver at the Quay and recorded additional lease termination fees of $2.2 million and $0.8 million in 2015 and 2014, respectively.
(5)
During 2014, we recorded income from a $2.1 million early termination fee related to the Seattle Fifth Avenue Hotel terminating its franchise agreement. This amount is included in the line item "Franchise revenue" on the accompanying consolidated statements of comprehensive income (loss).

(6)	In 2014, we recognized a non-cash benefit related to the termination of our loyalty program.
(7)
During 2016, RLHC acquired Vantage, with related acquisition expenses totaling $2.1 million. During 2015, we acquired a hotel in Washington, DC that was accounted for as a business combination. We recorded $0.8 million in transaction costs.

(8)
During 2016, we recorded $0.6 million of separations costs of a former Executive Vice President and Chief Financial Officer and other legal and consulting services associated with the CFO transition. During 2014, we recorded a $0.4 million separation cost associated with the separation of another former Executive Vice President and Chief Financial Officer. During 2013, we recorded a $0.4 million separation cost associated with the retirement of the former President and Chief Executive Officer and a $0.2 million charge related to the separation of a former Executive Vice President and Chief Operating Officer. These amounts are included in the line item "General and administrative expenses" on the accompanying statements of comprehensive income (loss).

(9)
During 2013, we recorded a $7.8 million impairment charge on the Yakima, Canyon Springs, Pocatello, Kelso, and Wenatchee properties. During 2012, we recorded a $9.4 million impairment charge on the Pendleton, Missoula, Denver, and Helena properties.

(10)	During 2016, a reserve account was recorded for environmental cleanup at one of our hotel properties.

The following is a reconciliation of adjusted net income (loss) to net income (loss) for the periods presented:

		Year ended December 31,
		2016	2015	2014	2013	2012
		(In thousands, except per share data)
Net income (loss)		$(4,840)	$4,016	$2,303	$(17,047)	$(14,674)
	Loss on discontinued operations (1)	—	—	189	1,977	3,327
	Gain on asset dispositions (2)	(1,912)	(17,808)	(3,996)	—	—
	Loss on early retirement of debt (3)	—	2,847	—	—	—
	Lease termination costs (4)	—	2,250	750	—	—
	Franchise termination fees (5)	—	—	(2,095)	—	—
	Termination of loyalty program (6)	—	—	(1,525)	—	—
	Acquisition and integration costs (7)	2,112	779	—	—	—
	Separation costs (8)	627	—	356	582	—
	Asset impairment (9)	—	—	—	7,785	9,440
	Reserve for environmental cleanup (10)	128	—	—	—	—
Adjusted net loss		$(3,885)	$(7,916)	$(4,018)	$(6,703)	$(1,907)

(1)
Discontinued operations includes the following: a hotel in Eugene, Oregon that ceased operations in 2014; a hotel in Medford, Oregon that was sold in 2013; a commercial mall in Kalispell, Montana that was sold in 2013; a catering contract in Yakima, Washington that was terminated in 2013; a hotel in Sacramento, California that was sold in 2012.

(2)
During 2016, we recorded a gain on sale of intellectual property, net of brokerage fees, of $0.4 million and a $1.5 million gain on sale of the Coos Bay property. During 2015, we recorded $16.4 million in gain on the sales of the Bellevue and Wenatchee properties, and a $1.3 million gain on sale of our equity method investment in a 19.9% owned real estate venture. During 2014, we recorded $4.0 million in gain on the sales of the Yakima, Kelso, Kennewick, Canyon Springs and Pocatello properties.

(3)	In 2015, we recorded $2.8 million in loss on the early retirement of our corporate debt and the debentures associated with our Trust Preferred Securities.
(4)	During 2014, we amended the lease for the Red Lion Hotel Vancouver at the Quay and recorded additional lease termination fees of $2.2 million and $0.8 million in 2015 and 2014, respectively.
(5)
During 2014, we recorded income from a $2.1 million early termination fee related to the Seattle Fifth Avenue Hotel terminating its franchise agreement. This amount is included in the line item "Franchise revenue" on the accompanying consolidated statements of comprehensive income (loss).

(6)	In 2014, we recognized a non-cash benefit related to the termination of our loyalty program.
(7)
During 2016, RLHC acquired Vantage, with related acquisition expenses totaling $2.1 million. During 2015, we acquired a hotel in Washington, DC that was accounted for as a business combination. We recorded $0.8 million in transaction costs.

(8)
During 2016, we recorded $0.6 million of separations costs of a former Executive Vice President and Chief Financial Officer and other legal and consulting services associated with the CFO transition. During 2014, we recorded a $0.4 million separation cost associated with the separation of another former Executive Vice President and Chief Financial Officer. During 2013, we recorded a $0.4 million separation cost associated with the retirement of the former President and Chief Executive Officer and a $0.2 million charge related to the separation of a former Executive Vice President and Chief Operating Officer. These amounts are included in the line item "General and administrative expenses" on the accompanying statements of comprehensive income (loss).

(9)
During 2013, we recorded a $7.8 million impairment charge on the Yakima, Canyon Springs, Pocatello, Kelso, and Wenatchee properties. During 2012, we recorded a $9.4 million impairment charge on the Pendleton, Missoula, Denver, and Helena properties.

(10)	During 2016, a reserve account was recorded for environmental cleanup at one of our hotel properties.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 8. Financial Statements and Supplementary Data.

Introduction

We are a NYSE-listed hospitality and leisure company (ticker symbol: RLH) primarily engaged in the franchising, management and ownership of hotels under our proprietary brands, which include Hotel RL, Red Lion Hotel, Red Lion Inn & Suites, GuestHouse and Settle Inn & Suites. On September 30, 2016, we acquired certain assets from Vantage Hospitality Group, Inc. and a number of its affiliates ("Vantage"), including the brands of Americas Best Value Inn, Canadas Best Value Inn, Lexington Hotels & Inns, America's Best Inns & Suites, Jameson Inns, Country Hearth Inns & Suites, Vantage Hotels, Value Inn Worldwide, Value Hotel Worldwide, 3 Palms Hotels and Resorts and Signature Inn. All our brands are referred to collectively as the RLHC brands, and our hotels operate in the upscale, midscale or economy hotel segments.

A summary of our properties as of December 31, 2016 is provided below:

	Hotels	Total Available Rooms
Company operated hotels
Majority owned and consolidated	14	2,900
Leased	4	900
Managed	2	500
Franchised hotels	1,117	68,900
Total systemwide	1,137	73,200

We operate in three reportable segments:

The franchised hotels segment is engaged primarily in licensing our brands to franchisees. This segment generates revenue from franchise fees, which are typically based on a percentage of room revenue or on a flat fee per month, and are charged to hotel owners in exchange for the use of our brand and access to our central services programs. These programs include our reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards.

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

Overview

On September 30, 2016 (the close date), we (i) acquired selected assets and assumed certain liabilities of Vantage Hospitality Group, Inc. (“Vantage”), a subsidiary of Thirty-Eight Street, Inc. (“TESI”) and (ii) acquired one brand name asset from TESI. Vantage is a hotel franchise company, and the addition of the Vantage assets substantially increases our number of franchise properties and provides us with a broader presence in the United States and Canada. We acquired over 1,000 hotel franchise and membership license agreements, as well as multiple brand names, including Americas Best Value Inn, Canadas Best Value Inn, Lexington Hotels & Inns, America's Best Inns & Suites, Jameson Inns, Country Hearth Inns & Suites, Vantage Hotels, Value Inn Worldwide, Value Hotel Worldwide, 3 Palms Hotels and Resorts and Signature Inn. The acquisition was funded at closing with $22.6 million of cash on hand, of which $10.3 million was paid to Vantage and $12.3 million was paid to TESI and 690,000 shares of RLHC stock paid to TESI, which was valued at $5.8 million, based on the closing price of RLHC stock of $8.34 on the close date. The acquisition remains subject to a working capital adjustment, which is not expected to be significant. The total purchase price was $40.2 million, which included the estimated fair value of $0.9 million for the assumption of an obligation related to a previous business acquisition of Vantage and the estimated fair value of $10.9 million of primarily contingent consideration, payable upon the attainment of certain performance criteria. The contingent consideration will be payable to TESI at the first and second anniversaries of the close date, with a payment of $4 million in cash and 414,000 shares of common stock on the first anniversary and $3 million in cash and 276,000 shares of common stock on the second anniversary. A minimum of $2 million of the additional consideration is not contingent and will be paid in equal amounts at the first and second anniversaries of the close date. Payment of the contingent consideration in full is dependent on the retention of Vantage properties under franchise or membership license agreements, as determined by the room count at the first and second year anniversary dates when compared with the room count at the close date. The contingent consideration may also be paid if membership fee revenue as of the first and second anniversary dates is not less than 90% of the closing date membership fee revenue.

On October 6, 2016, the sale of the Red Lion Hotel Coos Bay property (the Coos Bay property), in Coos Bay, Oregon, was completed for $5.7 million in net proceeds and a gain on sale of $1.5 million. The Coos Bay property was previously included in our company operated hotels segment and was one of the original 12 properties included in the RL Venture, LLC ("RL Venture") joint venture entity. The hotel is now under a franchise license agreement with RL Franchising as a Red Lion Hotel. As required by the RL Venture debt agreement, at the time of the sale we were required by our applicable debt agreement to use $4.9 million in proceeds to paydown the outstanding balance of the RL Venture debt.

In 2016, we completed $26 million in renovations to the 11 remaining properties held by RL Venture. In conjunction with these renovations, we converted three Red Lion Hotels (Spokane, Washington; Olympia, Washington; and Salt Lake City, Utah) to Hotel RLs. These properties are currently operating under the Hotel RL brand.

In December 2016, we completed an underwritten public offering of 2.5 million shares of our common stock with net proceeds to the company of $18.5 million. Proceeds from this offering will be used for general corporate purposes which may include, but are not limited to, pursing acquisitions and supporting our working capital needs.

Subsequent to December 31, 2016, we identified a material weakness in internal controls over financial reporting within our entertainment segment. We evaluated the "Other accrued entertainment liabilities" and determined it was understated by $1.2 million for all periods presented. We recorded a correction to increase "Other accrued entertainment liabilities" with a corresponding increase to accumulated deficit of $1.2 million. As a result of the correction, we have revised certain amounts in our consolidated balance sheet as of December 31, 2015 and our consolidated statements of changes in stockholders' equity for the years ended December 31, 2015 and 2014. Adjustments have been recognized as a cumulative correction to the beginning accumulated deficit as of the earliest period presented. There was no impact on our consolidated revenues, operating expenses, operating income, earnings per share or cash flows as a result of the revision. See Item 8, "Financial Statements and Supplementary Data" - Note 18, "Revision of the Previously Issued Financial Statements for Correction of an Immaterial Error."

Results of Operations

A summary of our consolidated statements of comprehensive income (loss) is provided below (in thousands):

	Year ended December 31,
	2016	2015	2014
Total revenue	$164,070	$142,920	$145,426
Total operating expenses	162,317	129,819	138,667
Operating income (loss)	1,753	13,101	6,759
Other income (expense):
Interest expense	(6,764)	(6,979)	(4,575)
Loss on early retirement of debt	—	(2,847)	—
Other income, net	483	826	339
Other expense	(6,281)	(9,000)	(4,236)
Income (loss) before taxes	(4,528)	4,101	2,523
Income tax expense	312	85	31
Net income (loss) from continuing operations	(4,840)	4,016	2,492
Net loss from discontinued operations	—	—	(189)
Net income (loss)	(4,840)	4,016	2,303
Less net income attributable to noncontrolling interest	163	(1,297)	—
Net income (loss) attributable to RLHC	(4,677)	2,719	2,303
Comprehensive income (loss)
Unrealized loss on cash flow hedges, net of tax	—	—	(44)
Comprehensive income (loss)	$(4,677)	$2,719	$2,259

Non-GAAP data: (1)
EBITDA	$18,517	$24,395	$19,671
Adjusted EBITDA	$19,472	$12,463	$13,350
Adjusted net income (loss)	$(3,885)	$(7,916)	$(4,018)
_________
(1) See Item 6. Selected Financial Data for a reconciliation of non-GAAP measures to net income (loss) for the periods presented

For the year ended December 31, 2016, we reported net loss attributable to RLHC of $4.7 million or $0.23 per basic share, which includes (i) $2.1 million in acquisition related costs, (ii) a $1.9 million gain on sale of assets, (iii) $0.6 million in employee separation costs, and (4) $0.1 million in costs for environmental cleanup at one of our hotel properties.

For the year ended December 31, 2015, we reported net income attributable to RLHC of $2.7 million or $0.14 per share, which includes (i) $16.4 million in gains on the sales of the Bellevue and Wenatchee properties, (ii) $1.2 million in loss on early termination of the Wells Fargo credit facility, (iii) $1.7 million in loss on the redemption of the debentures held by the Red Lion Hotels Capital Trust, and (iv) $2.3 million in amortized lease termination fees related to the amended lease for the Red Lion Hotel Vancouver at the Quay.

For the year ended December 31, 2014, we reported net income attributable to RLHC of $2.3 million or $0.12 per share, which includes (i) $4.0 million in gains on the sales of the Yakima, Kelso, Kennewick, Canyon Springs and Pocatello properties. (ii) $2.1 million in early termination fee received related to the Seattle Fifth Avenue Hotel terminating its franchise agreement, (iii) $0.8 million in amortized lease termination fees related to the amended lease for the Red Lion Hotel Vancouver at the Quay, and (iv) $0.4 million in costs associated with the separation of a former Executive Vice President and Chief Financial Officer.

The above special items are excluded from operating results in Adjusted EBITDA. For the year ended December 31, 2016, Adjusted EBITDA was $19.5 million, compared to $12.5 million for the year ended December 31, 2015 and $13.4 million for the year ended December 31, 2014.

Revenues

Our revenues from continuing operations were as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Company operated hotels	$117,641	$116,187	$118,616
Other revenues from managed properties	5,948	3,586	—
Franchised hotels	24,634	12,039	9,618
Entertainment	15,719	11,057	17,115
Other	128	51	77
Total revenue	$164,070	$142,920	$145,426

Total revenue for 2016 increased by $21.1 million or 15%, compared with 2015. The increase was driven by $12.6 million in revenue growth from our franchise business, $4.7 million in higher revenue from our entertainment segment, and $3.8 million in higher revenue from our hotels segment. Franchise revenue increased by $8.9 million due to the Vantage acquisition, along with growth in our brand portfolio. Entertainment segment revenues increased primarily from successful runs of Broadway shows in Spokane and Honolulu. Revenues from our hotels segment increased by $9.4 million from new hotels opened in late 2015 and early 2016, partially offset by $6.2 million in revenue from hotel properties sold in 2015 and 2016. Other revenues from managed properties increased by $2.4 million in 2016, resulting from the addition of a new managed property in April 2016, as well as full year results for a property added in May 2015.

Total revenue for 2015 decreased by $2.5 million or 2%, compared with 2014. The decrease was driven by $15.5 million in revenue recorded in 2014 for hotel properties that we sold in 2014 and in early 2015, as well as $6.1 million in lower revenue from our entertainment segment. These decreases were partially offset by $9.7 million in higher revenue driven by 10.4% in RevPAR growth in comparable hotels, $3.4 million in revenue from new hotel growth, and $2.4 million higher revenue from our franchise segment.

Comparable Hotel Revenue (Non-GAAP Data)

Our comparable hotel revenues were as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Company operated hotel revenue from continuing operations(1)	$117,641	$116,187	$118,616
less: revenue from sold and closed hotels	(2,822)	(8,999)	(24,067)
less: revenue from hotels without comparable results	(12,827)	(3,441)	—
Comparable company operated hotel revenue	$101,992	$103,747	$94,549

Company operated hotel operating expenses from continuing operations(1)	91,572	92,057	94,241
less: operating expenses from sold and closed hotels	(1,785)	(6,863)	(18,791)
less: operating expenses from hotels without comparable results	(10,266)	(3,330)	—
Comparable company operated hotel operating expenses	$79,521	$81,864	$75,450

Company operated hotel direct operating income from continuing operations(1)	$26,069	$24,130	$24,375
less: operating margin from sold and closed hotels	$(1,037)	$(2,136)	$(5,276)
less: operating margin from hotels without comparable results	$(2,561)	$(111)	$—
Comparable company operated hotel income margin	$22,471	$21,883	$19,099
Comparable company operated hotel direct margin %	22.0%	21.1%	20.2%
(1)Excludes other revenues and costs from managed properties

Comparable hotels are defined as properties that were operated by our company for at least one full calendar year as of the beginning of the reporting year and for which comparable results were available.

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

2016 Compared to 2015

During 2016, revenue from the company operated hotel segment increased $1.5 million or 1% from 2015. The increase was driven by $9.4 million in higher revenue from new hotel growth, partially offset by $6.2 million in reduced revenue for hotel properties sold in 2015 and 2016. On a comparable basis, excluding the results of the sold and closed properties and the hotels for which comparable results were not available, revenue from the company operated hotel segment decreased $1.8 million or 2% in 2016 compared to 2015. Occupancy decreased 140 basis points compared to 2015, primarily driven by decreases in group nights and disruption from our renovations, partially offset by an increase of 1.2% in ADR, as the result of higher rates in the transient segment.

Revenue from our franchised hotels segment increased $12.6 million to $24.6 million in 2016 compared to 2015. This was primarily due $8.9 million from the Vantage acquisition and a full year of revenue from GuestHouse and Settle Inn properties in 2016, as well as other additions to our franchise hotel portfolio. In addition, the comparable RevPAR for franchised midscale hotels increased 5.7% and increased 7.2% for franchised economy hotels when comparing 2016 with 2015.

Revenue in the entertainment segment increased $4.7 million to $15.7 million in 2016. This was primarily due to a successful run of high demand Broadway style productions in Spokane and Honolulu.

2015 Compared to 2014

During 2015, revenue from the company operated hotel segment decreased $2.4 million or 2% from 2014. The decrease was driven by $15.5 million in revenue recorded in 2014 for hotel properties that we sold at the end of 2014 or in January 2015, partially offset by $9.7 million in higher revenue from 10.4% RevPAR growth in comparable hotels and $2.4 million in revenue from new hotel growth. On a comparable basis, excluding the results of the sold and closed properties and the hotels for which comparable results were not available, revenue from the company operated hotel segment increased $9.7 million or 10% in 2015 compared to 2014. This comparable increase was primarily driven by a 5.1% increase in ADR, as the result of higher rates in the transient segment. Occupancy increased 340 basis points compared to 2014, primarily driven by increases in group and transient room nights.

Revenue from our franchise segment increased $2.4 million to $12.0 million in 2015 compared to 2014. This was primarily due to an increase in the number of franchised properties from 36 at the end of 2014 to 104 franchised properties at the end of 2015. In addition, the comparable RevPar for franchised midscale hotels increased 14.1% in 2015 from 2014.

Revenue in the entertainment segment decreased $6.1 million to $11.1 million in 2015 compared to 2014. This was primarily due to a successful 2014 run of high demand Broadway style productions, as well as a significant reduction in the number of show nights in 2015.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, depreciation and amortization, hotel facility and land lease expense, gain or loss on asset dispositions and general and administrative expenses.

Our operating expenses from continuing operations were as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Company operated hotels	$91,572	$92,057	$94,241
Other costs from managed properties	5,948	3,586	—
Franchised hotels	19,315	11,233	7,004
Entertainment	13,635	10,118	14,785
Other	42	35	318
Depreciation and amortization	16,281	13,315	12,762
Hotel facility and land lease	4,740	6,569	5,210
Gain on asset dispositions, net	(2,437)	(17,692)	(4,006)
General and administrative expenses	11,109	9,819	8,353
Acquisition and integration costs	2,112	779	—
Total operating expenses	$162,317	$129,819	$138,667

Comparable Hotel Expense (Non-GAAP Data)

Our comparable hotel expenses were as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Company operated hotel operating expenses	$91,572	$92,057	$94,241
less: operating expenses from sold and closed hotels	(1,785)	(6,863)	(18,791)
less: operating expenses from hotels without comparable results	(10,266)	(3,330)	—
Comparable company operated hotel operating expenses	$79,521	$81,864	$75,450

Comparable hotels are defined as properties that were operated by our company for at least one full calendar year as of the beginning of the reporting year and properties for which comparable results were available.
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

2016 Compared to 2015

Direct company operated hotel expenses were $91.6 million in 2016 compared to $92.1 million in 2015. The primary reason for the decrease is lower costs associated with lower revenues in 2016. On a comparable basis, direct company operated hotel expenses were $79.5 million in 2016 compared to $81.9 million in 2015. The decrease was driven primarily by decreased occupancy related costs.

Direct expenses for the franchise segment in 2016 increased by $8.1 million compared to 2015, primarily driven the addition of Vantage operations, as well as increased marketing costs primarily due to the growth in the franchise portfolio of hotels.

Direct expenses for the entertainment segment in 2016 increased $3.5 million as compared to 2015, primarily due to higher costs associated with the successful run of high demand Broadway stage productions in 2016.

Depreciation and amortization expenses increased $3.0 million in 2016 compared to 2015, primarily driven by the addition of new capital expenditures associated with our renovations and new hotel properties.

Hotel facility and land lease costs decreased $1.8 million to $4.7 million in 2016 compared to 2015, primarily due to amortized lease termination fees for the Red Lion Hotel Vancouver at the Quay in 2015 that did not recur in 2016.

During 2016, we recorded a $1.5 million gain on the sale of the Coos Bay property and a $0.4 million gain on sale of intellectual property, net of brokerage fees. During 2015, we recorded $16.4 million in gains on the sales of the Bellevue and Wenatchee properties; we also recorded a $1.3 million gain on sale of RLHC's portion of the RLH building, our administrative office in Spokane.

General and administrative expenses increased by $1.3 million in 2016 compared to 2015, primarily due to the addition of operations from the Vantage acquisition, partially offset by lower variable compensation expense.

2015 Compared to 2014

Direct hotel expenses as reported were $92.1 million in 2015 compared to $94.2 million in 2014. The primary reason for the decrease is lower direct costs driven by lower revenues, partially offset by higher general and administrative expenses as we invest in infrastructure to build the company operated hotel business. On a comparable basis, direct company operated hotel expenses were $82.0 million in 2015 compared to $77.5 million in 2014. The increase was driven primarily by increased occupancy related costs and a prior year $1.3 million non-cash benefit in our loyalty program.

Direct expenses for the franchise segment in 2015 increased by $4.2 million compared to 2014, primarily driven by a higher number of franchises in the system as well as investment costs of the expanded franchise development team.

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

Hotel facility and land lease costs increased $1.4 million in 2015 compared to 2014, primarily due to amortized lease termination fees for the Red Lion Hotel Vancouver at the Quay.

During 2015, we recorded $16.4 million in gain on the sales of the Bellevue and Wenatchee properties; we also recorded a $1.3 million gain on sale of RLHC's portion of the RLH building, our administrative office in Spokane. During 2014, we recorded $4.0 million in gain on the sales of the Yakima, Kennewick, Kelso, Pocatello and Canyon Springs properties.

General and administrative expenses increased by $1.5 million in 2015 compared to 2014, primarily due to additional stock compensation and variable compensation expenses.

Interest Expense

Interest expense decreased $0.2 million in 2016 compared with 2015. The decrease is primarily due to the repayment of the 9.5% Junior Subordinated Debentures, partially offset by a higher principal amount of debt outstanding during 2016, as the result of additional draws to fund our hotel renovations. Interest expense increased $2.4 million in 2015 compared with 2014. The increase is primarily due to increased principal balance of debt outstanding in 2015. The average outstanding debt balances for 2016, 2015 and 2014 were $100.7 million, $76.1 million and $67.8 million, respectively.

Loss on Early Retirement of Debt

In 2015, we recorded a loss of $2.8 million for the early retirement of debt when we repaid the outstanding balance of our Wells Fargo term loan and redeemed of all of our 9.5% Junior Subordinated Debentures due 2044. The overall loss was driven primarily by the write off of unamortized prepaid debt costs.

Income Taxes

We reported income tax expense of $0.3 million, $0.1 million and $31,000 in 2016, 2015 and 2014, respectively. The income tax provision varies from the statutory rate primarily due to a full valuation allowance against our net deferred tax assets.

Discontinued Operations

During 2014, we ceased the operation of the Red Lion Hotel Eugene in Eugene, Oregon when we assigned our lease to a third party.

Liquidity and Capital Resources

Our principal source of liquidity is cash flows from operations. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $29.4 million and $36.2 million at December 31, 2016 and 2015. We believe that we have sufficient liquidity to fund our operations at least through March 2018.

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

In December 2016, we completed an underwritten public offering of 2.5 million shares with net proceeds to the company of $18.5 million. Proceeds from this offering will be used for general corporate purposes which may include, but are not limited to, pursing acquisitions and supporting our working capital needs.

We are committed to keeping our properties well maintained and attractive to our customers in order to maintain our competitiveness within the industry and keep our hotels properly positioned in their markets. This requires ongoing access to capital for replacement of outdated furnishings as well as for facility repair, modernization and renovation. We included property improvement expenditures in the borrowing arrangements for our RL Venture Holding LLC properties, as well as the Baltimore, Atlanta, and Washington, DC locations. These amounts have been substantially all drawn for use in our renovations in 2016.

At December 31, 2016 total outstanding debt was $108.3 million, net of discount. The obligation for all of our debt under the loan agreements is generally non-recourse to RLHC, except for instances of fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  Our average pre-tax interest rate on debt was 5.7% at December 31, 2016, all of which is at a variable rate. Refer to Note 7 in Item 8. Financial Information and Supplementary Data for further information on the specific terms of our debt.

On September 30, 2016 (the close date), we (i) acquired selected assets and assumed certain liabilities of Vantage Hospitality Group, Inc. (“Vantage”), a subsidiary of Thirty-Eight Street, Inc. (“TESI”) and (ii) acquired one brand name asset from TESI. Vantage is a hotel franchise company, and the addition of the Vantage assets substantially increases our number of franchise properties and provides us with a broader presence in the United States and Canada. We acquired over 1,000 hotel franchise and membership license agreements, as well as multiple brand names, including Americas Best Value Inn, Canadas Best Value Inn, Lexington Hotels & Inns, America's Best Inns & Suites, Jameson Inns, Country Hearth Inns & Suites, Vantage Hotels, Value Inn Worldwide, Value Hotel Worldwide, 3 Palms Hotels and Resorts and Signature Inn. The acquisition was funded at closing with $22.6 million of cash on hand, of which $10.3 million was paid to Vantage and $12.3 million was paid to TESI and 690,000 shares of RLHC stock paid to TESI, which was valued at $5.8 million, based on the closing price of RLHC stock of $8.34 on the close date. The acquisition remains subject to a working capital adjustment, which is not expected to be significant. The total purchase price was $40.2 million, which included the estimated fair value of $0.9 million for the assumption of an obligation related to a previous business acquisition of Vantage and the estimated fair value of $10.9 million of primarily contingent consideration, the total of which will be payable to TESI at the first and second anniversaries of the close date, based on the attainment of certain performance criteria. A minimum of $2 million of the additional consideration is not contingent and will be paid in equal amounts at the first and second anniversaries of the close date. Payment of the contingent consideration is dependent on the retention of Vantage properties under franchise or membership license agreements, as determined by the room count at the first and second year anniversary dates when compared with the room count at the close date, as follows:

	Year 1 Anniversary		Year 2 Anniversary		Total
Threshold	Shares	Cash(1)	Shares	Cash(1)	Shares	Cash(1)
90% of room count at close	414,000	$4,000	276,000	$3,000	690,000	$7,000
80% of room count at close	310,500	3,000	207,000	2,250	517,500	5,250
Minimum	—	1,000	—	1,000	—	2,000
(1) in thousands

If the room counts are below the 80% thresholds at each anniversary date, but the annual franchise revenue, measured as the most recent twelve months ending on the anniversary date, of the Vantage properties is equal to or exceeds the close date revenue benchmark, then the contingent consideration would be paid at the anniversary date based on the 90% threshold in the table above.

If none of the conditions described above are met, the minimum payment of $1.0 million is payable each on the first and second anniversary dates. The contingent consideration is measured at each anniversary date independent of the other measurement period. As of December 31, 2016, the estimated fair value of the contingent consideration was $11.2 million.

Operating Activities

Net cash provided by operating activities totaled $5.6 million in 2016 compared to $14.1 million during 2015 and $11.0 million during 2014. The primary drivers of the 2016 decrease of $8.5 million from 2015 were $16.2 million in lower cash flows from working capital accounts, partially offset by higher net income (loss), as adjusted for noncash reconciling income/expense items. In 2015, net cash provided by operating activities was higher by $3.1 million compared with 2014. This increase was driven $9.9 million in improved cash inflows from working capital accounts, partially offset by $6.8 million in lower net income (after adjustment for noncash income/expense items)

Investing Activities

Net cash used in investing activities totaled $30.7 million during 2016 compared to net cash used in investing activities of $30.1 million during 2015 and $5.6 million in 2014. Cash outflows increased by $0.6 million in 2016. In 2016, we spent $17 million more on capital expenditures related to our hotel renovations. We also used $22.6 million in cash to purchase Vantage partially using redemptions of $18.1 million of investments. In 2015, we sold two significant hotel properties, along with other property and equipment, for $38.7 million, compared with one property and miscellaneous property and equipment for $5.9 million in 2016. In 2015, we invested $18.7 million of our excess cash in short-term investments. The primary drivers of the increase in cash used in 2015 was $29.6 million in increased capital expenditures, purchases of hotel properties, a business combination, and purchase of the franchise assets which more than offset the $21.4 million in proceeds from the sales of properties.

Financing Activities

Net cash flows provided by financing activities were $37.5 million during 2016, compared to $45.8 million in 2015 and net cash flows used of $13.1 million in 2014. In 2016, we had borrowings on long-term debt of $24.8 million, with repayments of $4.9 million, as well as $18.5 million in net proceeds from sale of our common stock. In 2015, we had borrowings on long-term debt of $90.8 million, partially offset by $61.4 million in long-term debt repayments. Additionally, in 2016, proceeds from the sale of joint venture interests decreased by $20.3 million compared with 2015. The primary drivers of the increase in 2015 compared to 2014 were the cash proceeds of $90.8 million on the new debt of RL Venture, RLS Balt Venture, RLS Atla and RLS DC offset by repayment of $61.4 million for the Wells Fargo debt and the debentures of Red Lion Hotels Capital Trust in 2015. Additionally, $23.5 million was provided in 2015 for sales of interests in the four joint venture projects.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and estimated interest on debt, as of December 31, 2016 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt (1)	$123,462	$7,728	$115,734	$—	$—
Operating and capital leases	86,620	5,932	9,826	7,409	63,453
Total contractual obligations (2)	$210,082	$13,660	$125,560	$7,409	$63,453
__________

(1)	Including estimated interest payments and commitment fees over the life of the debt agreement.

(2)
With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.

We have leasehold interests at five hotel properties as well as our corporate offices located in Spokane, Washington; Denver, Colorado; and Coral Springs, Florida. These leases require us to pay fixed monthly rent and have expiration dates of 2016 and beyond which are reflected in the table above. The table below summarizes the terms of the leases, including our optional exercise periods, at December 31, 2016:

Property	Expiration date of lease	Extension periods
Red Lion River Inn	October 2018	Three renewal terms of five years each
Red Lion Hotel Seattle Airport (1)	December 2024	None
Red Lion Anaheim(1)	April 2021	17 renewal terms of five years each
Red Lion Hotel Kalispell	April 2028	Three renewal terms of five years each
Spokane, Washington Office	December 2017	None
Denver, Colorado Office	November 2021	One renewal term of five years
Hotel RL Washington DC (1)	December 2080	None
Coral Springs, Florida Office	April 2018	Two renewal terms of 3 years each
(1) Ground lease only

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Matters

Franchise Update

At December 31, 2016, our network of hotels included 1,117 hotels under franchise agreements, representing a total of 68,900 rooms.

Asset Sale Update

At December 31, 2016, there were no properties classified as held for sale.

Seasonality

Our business is subject to seasonal fluctuations, with more revenues and profits realized from May through October than during the rest of the year. During 2016, revenues during the second and third quarters approximated 27.4% and 27.8%, respectively, of total revenues for the year, compared to revenues of 19.9% and 24.9% of total revenues during the first and fourth quarters respectively.

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

Accounting for such transactions requires us to make significant assumptions and estimates.  These include, among others, any estimates or assumptions that may be made for the amounts of future cash flows that will result from any identified intangible assets, the useful lives of such intangible assets, the amount of any contingent liabilities, including contingent consideration, to record at the time of the acquisition and the fair values of any tangible assets acquired and liabilities assumed.  Although we believe any estimates and assumptions we make to be reasonable and appropriate at the time they are made, unanticipated events and circumstances may arise that affect their accuracy, causing actual results to differ from those estimated by us.

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

In assessing the qualitative factors, we assess relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances, and how these may impact a reporting unit's fair value or carrying amount, involves significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry, and market considerations, cost factors, overall financial performance, RLHC-specific events, and share price trends, and making the assessment as to whether each relevant factor would impact the impairment test positively or negatively and the magnitude of any such impact.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from outstanding debt. As of December 31, 2016, our outstanding debt, including current maturities and excluding unamortized origination fees, was $110.6 million.

At December 31, 2016, all of our outstanding debt was subject to interest rate caps which effectively cap the associated LIBOR reference rates. We do not enter into derivative transactions for trading purposes, but rather to hedge our exposure to interest rate fluctuations. We manage the floating rate debt using interest rate caps in order to reduce our exposure to the impact of changing interest rates and future cash outflows for interest. See Note 8 of Notes to Consolidated Financial Statements for additional information.

We do not foresee any changes of significance in our exposure to fluctuations in interest rates, although we will continue to manage our exposure to this risk by monitoring available financing alternatives.

The below table summarizes our debt obligations at December 31, 2016 on our consolidated balance sheet (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Debt	$1,469	$24,442	$84,687	$—	$—	$—	$110,598	$107,858
Average interest rate							5.7%

Item 8.	Financial Statements and Supplementary Data
See Item 15 of this annual report for certain information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this Item 8.
The following table sets forth supplementary financial data (in thousands except per share amounts) for each quarter for the years ended December 31, 2016 and 2015, derived from our unaudited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements.

	Year ended December 31, 2016 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Company operated hotels	$24,149	$32,209	$37,157	$24,126	$117,641
Other revenues from managed properties	1,185	1,580	1,733	1,450	5,948
Franchised hotels	3,297	4,131	4,766	12,440	24,634
Entertainment	4,030	7,047	1,936	2,706	15,719
Other	13	12	16	87	128
Total revenues	$32,674	$44,979	$45,608	$40,809	$164,070

Operating income (loss)	$(4,520)	$2,069	$5,317	$(1,113)	$1,753

Gain on asset disposition	(117)	(512)	(101)	(1,707)	(2,437)
Income tax expense	58	34	166	54	312
Net income (loss)	(5,820)	622	3,513	(3,155)	(4,840)
Net (income) loss attributable to noncontrolling interest	1,021	(459)	(1,207)	808	163
Net income (loss) attributable RLHC	$(4,799)	$163	$2,306	$(2,347)	$(4,677)

Earnings (loss) per share - basic	$(0.24)	$0.01	$0.11	$(0.11)	$(0.23)
Earnings (loss) per share - diluted	$(0.24)	$0.01	$0.11	$(0.11)	$(0.23)

	Year ended December 31, 2015 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Hotel revenue	$23,772	$30,348	$36,973	$25,094	$116,187
Other revenues from managed properties	163	964	1,147	1,312	3,586
Franchise revenue	2,093	3,229	3,801	2,916	12,039
Entertainment revenue	3,677	2,060	1,799	3,521	11,057
Other revenue	10	12	16	13	51
Total revenues	$29,715	$36,613	$43,736	$32,856	$142,920

Operating income (loss)	$12,634	$692	$4,420	$(4,645)	$13,101

Gain on asset disposition	(16,415)	(88)	(88)	(1,101)	(17,692)
Income tax expense (benefit)	112	(25)	(49)	47	85
Net income (loss)	10,133	(986)	2,555	(7,686)	4,016
Net (income) loss attributable to noncontrolling interest	30	(936)	(1,747)	1,356	(1,297)
Net income (loss) attributable to RLHC	$10,163	$(1,922)	$808	$(6,330)	$2,719

Earnings (loss) per share - basic	$0.51	$(0.10)	$0.04	$(0.32)	$0.14
Earnings (loss) per share - diluted	$0.51	$(0.10)	$0.04	$(0.32)	$0.13

Financial Statements
The 2016 Consolidated Financial Statements of Red Lion Hotels Corporation are
presented on pages 43 to 81 of this annual report.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Red Lion Hotels Corporation
Spokane, Washington
We have audited the accompanying consolidated balance sheets of Red Lion Hotels Corporation (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Lion Hotels Corporation at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of classification and presentation of changes in restricted cash on the statement of cash flows in 2016 due to the adoption of Accounting Standards Update 2016-18: Statement of Cash Flows (Topic 230), Restricted Cash. This change was applied retrospectively to all periods presented.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Red Lion Hotels Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2017 expressed an adverse opinion thereon.

/s/ BDO USA, LLP
Spokane, WA
March 30, 2017

RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015

	2016	2015
		(See Note 18)
	($ in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents ($5,134 and $7,226 attributable to VIE's 1)	$38,072	$23,898
Restricted cash ($9,211 and $10,978 attributable to VIE's 1)	9,537	11,304
Short-term investments	—	18,085
Accounts receivable, net ($2,811 and $2,383 attributable to VIE's 1)	10,852	7,671
Accounts receivable from related parties	1,865	493
Notes receivable, net	1,295	929
Inventories ($447 and $497 attributable to VIE's 1)	647	721
Prepaid expenses and other ($1,008 and $1,081 attributable to VIE's 1)	4,491	2,149
Total current assets	66,759	65,250
Property and equipment, net ($179,609 and $163,746 attributable to VIE's 1)	210,732	195,390
Goodwill	12,566	8,512
Intangible assets	52,854	15,301
Notes receivable, long term	—	1,676
Other assets, net ($64 and $103 attributable to VIE's 1)	1,624	1,089
Total assets	$344,535	$287,218
LIABILITIES
Current liabilities:
Accounts payable ($3,886 and $7,178 attributable to VIE's 1)	$8,682	$9,263
Accrued payroll and related benefits ($175 and $1,763 attributable to VIE's 1)	4,800	6,163
Other accrued entertainment liabilities	11,334	10,411
Other accrued liabilities ($1,656 and $1,588 attributable to VIE's 1)	4,336	3,225
Long-term debt, due within one year ($1,469 and $0 attributable to VIE's1)	1,469	—
Contingent consideration for acquisition due to related party, due within one year	6,768	—
Total current liabilities	37,389	29,062
Long-term debt, due after one year, net of debt issuance costs ($106,862 and $87,557 attributable to VIE's 1)	106,862	87,557
Contingent consideration for acquisition due to related party, due after one year	4,432	—
Deferred income and other long term liabilities ($841 and $0 attributable to VIE's1)	2,293	1,326
Deferred income taxes	5,716	2,872
Total liabilities	156,692	120,817

Commitments and contingencies
STOCKHOLDERS' EQUITY
RLHC stockholders' equity:
Preferred stock- 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock- 50,000,000 shares authorized; $0.01 par value; 23,434,480 and 20,051,145 shares issued and outstanding	234	201
Additional paid-in capital, common stock	171,089	143,901
Accumulated deficit	(15,987)	(11,310)
Total RLHC stockholders' equity	155,336	132,792
Noncontrolling interest	32,507	33,609
Total stockholders' equity	187,843	166,401
Total liabilities and stockholders' equity	$344,535	$287,218
[1] Variable Interest Entities (VIE's) consolidated effective 2015 (see Note 4)
The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2016, 2015, and 2014

	2016	2015	2014
	(In thousands, except per share data)
Revenue:
Company operated hotels	$117,641	$116,187	$118,616
Other revenues from managed properties	5,948	3,586	—
Franchised hotels	24,634	12,039	9,618
Entertainment	15,719	11,057	17,115
Other	128	51	77
Total revenues	164,070	142,920	145,426
Operating expenses:
Company operated hotels	91,572	92,057	94,241
Other costs from managed properties	5,948	3,586	—
Franchised hotels	19,315	11,233	7,004
Entertainment	13,635	10,118	14,785
Other	42	35	318
Depreciation and amortization	16,281	13,315	12,762
Hotel facility and land lease	4,740	6,569	5,210
Gain on asset dispositions, net	(2,437)	(17,692)	(4,006)
General and administrative expenses	11,109	9,819	8,353
Acquisition and integration costs	2,112	779	—
Total operating expenses	162,317	129,819	138,667
Operating income	1,753	13,101	6,759
Other income (expense):
Interest expense	(6,764)	(6,979)	(4,575)
Loss on early retirement of debt	—	(2,847)	—
Other income, net	483	826	339
Other expense	(6,281)	(9,000)	(4,236)
Income (loss) from continuing operations before taxes	(4,528)	4,101	2,523
Income tax expense	312	85	31
Net income (loss) from continuing operations	(4,840)	4,016	2,492
Discontinued operations:
Loss from discontinued business units, net of income tax of $0	—	—	(187)
Loss on disposal of the assets of the discontinued business units, net of income tax of $0	—	—	(2)
Net loss from discontinued operations	—	—	(189)
Net income (loss)	(4,840)	4,016	2,303
Net (income) loss attributable to noncontrolling interest	163	(1,297)	—
Net income (loss) attributable to RLHC	(4,677)	2,719	2,303
Comprehensive income (loss)
Unrealized losses on cash flow hedge, net of tax	—	—	(44)
Comprehensive income (loss)	$(4,677)	$2,719	$2,259
Earnings per share - basic
Income (loss) from continuing operations attributable to RLHC	$(0.23)	$0.14	$0.13
Loss from discontinued operations	—	—	(0.01)
Net income (loss) attributable to RLHC	$(0.23)	$0.14	$0.12
Earnings per share - diluted
Income (loss) from continuing operations attributable to RLHC	$(0.23)	$0.13	$0.13
Loss from discontinued operations	—	—	(0.01)
Net income (loss) attributable to RLHC	$(0.23)	$0.13	$0.12
Weighted average shares - basic	20,427	19,983	19,785
Weighted average shares - diluted	20,427	20,200	19,891
The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2016, 2015, and 2014

	Red Lion Hotels Corporation Stockholders' Equity
	Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	RLHC Total Equity	Equity Attributable to Non-controlling Interest
	Shares	Amount	Additional Paid-in Capital					Total Equity
	(In thousands, except share data)
Balances, January 1, 2014 (See Note 18)	19,687,232	$197	$152,303	$(16,332)	$(159)	$136,009	$—	$136,009
Net income	—	—	—	2,303	—	2,303	—	2,303
Stock issued under employee stock purchase plan	14,427	—	69	—	—	69	—	69
Stock issued under option plan	—	—		—	—	—	—	—
Restricted stock awards released net of canceled shares	56,486		(155)	—	—	(155)	—	(155)
Issuance of stock based compensation awards	88,363	—	507	—	—	507	—	507
Stock based compensation expense	—	1	947	—	—	948	—	948
Loss on valuation of swap contract, net of tax	—	—	—	—	(72)	(72)	—	(72)
Amortization of accumulated loss of swap contract	—	—	—	—	28	28	—	28
Balances, December 31, 2014 (See Note 18)	19,846,508	198	153,671	(14,029)	(203)	139,637	—	139,637
Net income	—	—		2,719	—	2,719	1,297	4,016
Stock issued under employee stock purchase plan	22,037	—	111	—	—	111	—	111
Stock issued under option plan	3,500	—	26	—	—	26	—	26
Restricted stock awards released net of canceled shares	118,601	—	(347)	—	—	(347)	—	(347)
Issuance of stock based compensation awards	60,499	—	437	—	—	437	—	437
Stock based compensation expense	—	3	1,492	—	—	1,495	—	1,495
Contribution of joint venture interests	—	—	(12,296)	—	—	(12,296)	34,950	22,654
Issuance of warrants	—	—	807	—	—	807	—	807
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,638)	(2,638)
Early retirement of interest rate swap	—	—	—	—	203	203		203
Balances, December 31, 2015 (See Note 18)	20,051,145	201	143,901	(11,310)	—	132,792	33,609	166,401
Net income	—	—		(4,677)	—	(4,677)	(163)	(4,840)
Stock issued under employee stock purchase plan	29,795	—	178	—	—	178	—	178
Stock issued under option plan	200	—	2	—	—	2	—	2
Restricted stock awards released net of canceled shares	108,477	1	(354)	—	—	(353)	—	(353)
Issuance of stock based compensation awards	54,864	—	419	—	—	419	—	419
Stock based compensation expense	—	—	2,221	—	—	2,221	—	2,221
Contribution of joint venture interests	—	—	539	—	—	539	2,654	3,193
Shares issued for Vantage acquisition purchase price	690,000	7	5,748	—	—	5,755	—	5,755
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,593)	(3,593)
Proceeds from issuance of common stock, net of offering costs	2,499,999	25	18,435	—	—	18,460		18,460
Balances, December 31, 2016	23,434,480	$234	$171,089	$(15,987)	$—	$155,336	$32,507	$187,843
The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016, 2015, and 2014

	2016	2015	2014
	(In thousands)
Operating activities:
Net income (loss)	$(4,840)	$4,016	$2,303
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,281	13,315	12,762
Amortization of debt issuance costs	1,166	935	124
Gain on disposition of property, equipment and other assets, net	(2,437)	(17,692)	(4,006)
Loss on early retirement of debt	—	2,763	—
Deferred income taxes	249	59	6
Equity in investments	(157)	55	36
Stock based compensation expense	2,640	1,932	1,455
Provision for doubtful accounts	433	654	170
Fair value adjustments to contingent consideration	339	—	—
Change in current assets and liabilities:
Accounts receivable	(3,183)	(1,901)	(635)
Notes receivable	(110)	(167)	(153)
Inventories	74	234	198
Prepaid expenses and other	(2,149)	556	(890)
Accounts payable	(1,006)	3,381	(1,811)
Other accrued liabilities	(1,738)	5,944	1,399
Net cash provided by operating activities	5,562	14,084	10,958
Investing activities:
Capital expenditures	(33,511)	(16,542)	(24,891)
Acquisition of Vantage Hospitality	(22,603)	—	—
Purchase of Atlanta hotel property	—	(6,421)	—
Acquisition of Washington DC hotel business	—	(22,651)	—
Purchase of GuestHouse International assets	—	(8,856)	—
Proceeds from disposition of property and equipment	5,898	38,681	17,316
Proceeds from redemption of trust common securities	—	909	—
Collection of notes receivable related to property sales	2,309	3,509	1,914
Advances on notes receivable	(943)	(652)	—
Purchases of short-term investments	—	(18,720)	—
Proceeds from sales of short-term investments	18,085	635	—
Other, net	77	28	61
Net cash used in investing activities	(30,688)	(30,080)	(5,600)
Financing activities:
Borrowings on long-term debt	24,766	90,772	—
Repayment of long-term debt	(4,939)	(30,528)	(12,973)
Repayment of debentures to Red Lion Hotels Capital Trust	—	(30,825)	—
Debt issuance costs	(181)	(4,028)	(6)
Proceeds from sale of interests in joint ventures	3,193	23,461	—
Distributions to noncontrolling interest	(3,593)	(2,638)	—
Reduction of additional paid in capital for repurchased restricted stock units	(353)	(347)	(155)
Proceeds from common stock offering, net	18,460	—	—
Other, net	180	(20)	69
Net cash provided by (used in) financing activities	37,533	45,847	(13,065)
Change in cash, cash equivalents and restricted cash:
Net increase in cash, cash equivalents and restricted cash	12,407	29,851	(7,707)
Cash, cash equivalents and restricted cash at beginning of year	35,202	5,351	13,058
Cash, cash equivalents and restricted cash at end of year	$47,609	$35,202	$5,351

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
For the Years Ended December 31, 2016, 2015, and 2014

	2016	2015	2014
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid during years for:
Income taxes	$111	$30	$44
Interest on debt	$5,485	$5,604	$4,514
Non-cash investing and financing activities:
Reclassification of property and other assets to assets held for sale	$—	$—	$17,702
Property and equipment, purchases not yet paid	$2,238	$2,930	$—
Reclassification of long term note receivable to short term	$25	$261	$2,311
Exchange of note receivable for real property	$—	$—	$1,950
Reclassification between accounts receivable and notes receivable	$—	$51	$—
Reclassification of property to other assets	$—	$—	$117
Reclassification of long-term debt to current	$1,469	$—	$—
Acquisition of property and equipment through capital lease	$1,352	$—	$—
Accrual of contingent consideration for Vantage acquisition	$10,861	$—	$—
Assumption of contingent consideration obligation from acquisition	$965	$—	$—
Shares issued for Vantage acquisition	$5,755	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation ("RLHC", "we", "our", "us" or "our company") is a NYSE-listed hospitality and leisure company (ticker symbol: RLH) primarily engaged in the franchising, management and ownership of hotels under our proprietary brands, which include Hotel RL, Red Lion Hotel, Red Lion Inn & Suites, GuestHouse and Settle Inn & Suites. On September 30, 2016, we acquired certain assets from Vantage Hospitality Group, Inc. and a number of its affiliates ("Vantage"), including the brands of Americas Best Value Inn, Canadas Best Value Inn, Lexington Hotels & Inns, America's Best Inns & Suites, Jameson Inns, Country Hearth Inns & Suites, Vantage Hotels, Value Inn Worldwide, Value Hotel Worldwide, 3 Palms Hotels and Resorts and Signature Inn. All our brands are referred to collectively as the RLHC brands, and our hotels operate in the upscale, midscale or economy hotel segments.

A summary of our properties as of December 31, 2016 is provided below:

	Hotels	Total Available Rooms
Company operated hotels
Majority owned and consolidated	14	2,900
Leased	4	900
Managed	2	500
Franchised hotels	1,117	68,900
Total systemwide	1,137	73,200

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

The financial statements encompass the accounts of Red Lion Hotels Corporation and all of its consolidated subsidiaries, including:
Wholly-owned subsidiaries:
•Red Lion Hotels Holdings, Inc.
•Red Lion Hotels Franchising, Inc.
•Red Lion Hotels Canada Franchising, Inc.
•Red Lion Hotels Management, Inc. ("RL Management")
•Red Lion Hotels Limited Partnership
•TicketsWest.com, Inc.
Joint venture entities:
•RL Venture LLC ("RL Venture") in which we hold a 55% member interest
•RLS Atla Venture LLC ("RLS Atla Venture") in which we hold a 55% member interest
•RLS Balt Venture LLC ("RLS Balt Venture") in which we hold a 73% member interest
•RLS DC Venture LLC ("RLS DC Venture") in which we hold a 55% member interest (effective as of February 2016, see Note 4 of Notes to Consolidated Financial Statements)

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. At times, cash balances at banks and other financial institutions may be in excess of federal insurance limits.

Restricted Cash

In accordance with our various borrowing arrangements, at December 31, 2016 and 2015 cash of $9.5 million and $11.3 million, respectively, was held primarily as reserves for debt service (interest only), property improvements and other requirements from the lenders.

In our consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014, we include restricted cash with cash and cash equivalents when reconciling the beginning and ending balances for each period. The balances included in the consolidated statements of cash flows for the years ended December 31 are as follows:

	2016	2015	2014
Cash and cash equivalents	$38,072	$23,898	$5,126
Restricted cash	9,537	11,304	225
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$47,609	$35,202	$5,351

Short-Term Investments

Short-term investments have previously consisted of variable rate demand notes with maturities that ranged from two to thirty-five years. They were classified as available-for-sale and as short term as the investments contained options which allowed us to put them to the trustee with one day to one week's notice. The carrying amounts were reasonable estimates of their fair values due to interest rates which were variable in nature and the put provision at par plus accrued interest.

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

The following schedule summarizes the activity in the allowance account for trade accounts receivable for the past three years for continuing operations:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Allowance for doubtful accounts, continuing operations
Balance, beginning of year	$657	$303	$132
Additions to allowance	358	538	244
Write-offs, net of recoveries	(71)	(184)	(73)
Balance, end of year	$944	$657	$303

Accounts Receivable from Related Parties

Amounts receivable from related parties relate to outstanding amounts billed to the owners of hotels we manage for reimbursement of costs of the operations of those hotels. We have a related party relationship with these owners, and there is no allowance for doubtful accounts associated with these receivables.

Inventories

Inventories consist primarily of food and beverage products held for sale at the company-operated restaurants and guest supplies. Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value.

Prepaid and other expenses

Prepaid and other expenses include prepaid insurance, advertising costs and taxes, as well as deposits.

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

Goodwill and Intangible Assets

Goodwill and intangible assets may result from our business acquisitions. Intangible assets may also result from the purchase of assets and intellectual property in a transaction that does not qualify as a business combination. We use estimates, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows, and fair values of the related operations, in determining the value assigned to goodwill and intangible assets. Our finite-lived intangible assets, which include customer contracts and certain brand names which we do not expect to maintain indefinitely, are amortized over their expected useful lives based on estimated discounted cash flows. The remaining brand name and trademark assets are considered indefinite-lived intangible assets and are not subject to amortization. Finite-lived intangible assets are tested for impairment at the asset group level when events or changes in circumstances indicate the carrying value may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually, when events or changes in circumstances indicate the asset may be impaired, or at the time when their useful lives are determined to be no longer indefinite.

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

In assessing the qualitative factors, we assess relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances, and how these may impact a reporting unit's fair value or carrying amount, involves significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry, and market considerations, cost factors, overall financial performance, RLHC-specific events, and share price trends, and making the assessment as to whether each relevant factor would impact the impairment test positively or negatively and the magnitude of any such impact.

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

Deferred Income

In 2003, we sold a hotel to an unrelated party in a sale-operating leaseback transaction. The pre-tax gain on the transaction of approximately $7.0 million was deferred and is being amortized into income over the period of the lease term, which expires in November 2018 and is renewable for three, five-year terms at our option. During 2016, 2015 and 2014, we recognized income of approximately $0.5 million each year for the amortization of the deferred gain. The remaining balances at December 31, 2016 and 2015, was $0.9 million and $1.3 million, respectively.

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

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning, and results of recent operations. At December 31, 2016 and 2015, a valuation allowance has been recorded to reduce our deferred tax assets to an amount that is more likely than not to be realized. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Indirect taxes, e.g., sales tax, occupancy tax, etc., are recognized on a net basis (excluded from revenues).

Advertising and Promotion

Costs associated with advertising and promotional efforts are generally expensed as incurred. During the years ended December 31, 2016, 2015 and 2014, we incurred approximately $5.3 million, $4.9 million and $3.4 million, respectively, in advertising expense.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share attributable to RLHC is computed by dividing income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share attributable to RLHC gives effect to all dilutive potential shares that are outstanding during the period and include outstanding stock options, other outstanding employee equity grants, warrants and amounts contingently issuable in association with the Vantage acquisition contingent consideration, by increasing the weighted-average number of shares outstanding by their effect. When we report a net loss during the period, basic and diluted earnings (loss) per share are the same. See Note 12.

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

Reclassifications

Effective for the year ended December 31, 2016, we early adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. We have revised the consolidated statement of cash flows for the years ended December 31, 2015 and 2014 to reflect the adoption of this new standard. For a discussion of the new guidance the impact of the adoption on our consolidated financial statements, refer to the discussion below in New and Recent Accounting Pronouncements.

Certain amounts disclosed in prior period financial statements have been reclassified to conform to the current period presentation. Except as otherwise noted, these reclassifications had no effect on reported income/losses, cash flows, total assets, or stockholders' equity as previously reported.
New and Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are in the early stages of evaluating the effect of the standard on our financial statements. Upon adoption our financial statements will include expanded disclosures related to contracts with customers. We are continuing our assessment of other impacts on our financial statements at this time.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We have $85 million of operating lease obligations as of December 31, 2016 (see Note 14) and upon the adoption of the standard will record an ROU asset and lease liability for present value of these leases which will have a material impact on the balance sheet. However, the statement of comprehensive income (loss) recognition of lease expenses is not expected to change from the current methodology.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU is designed to improve the accounting for share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment awards are simplified with this ASU, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. ASU 2016-09 will be effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. We will adopt ASU 2016-09 effective January 1, 2017 and will provide the necessary disclosures beginning with our Form 10-Q for the period ending March 31, 2017. The adoption of ASU 2016-09 will note have a material impact on our financial condition or results of operations.

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

The FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash to require that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. We early adopted this standard, as permitted, effective for the year ended December 31, 2016. We have revised the consolidated statement of cash flows for the years ended December 31, 2015 and 2014 to reflect the adoption of this standard. As the result, the total change in cash flows for 2015 was an additional $11.1 million of cash inflows, of which $4.4 million was for operating activities, and $6.7 million was for investing activities. The increase was the result of the $11.1 million net transfer of cash to restricted cash as part of our joint venture debt arrangements. For the year ended December 31, 2014, total cash outflows decreased by $0.2 million, all of which was classified within operating activities, as the result of transferring cash to restricted cash during the year.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business (ASU 2017-01), which narrows the definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. If this initial test is not met, a set cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output. ASU 2017-01 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated results of operations, financial position, cash flows, and related financial statement disclosures.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplifies the measurement of goodwill impairment by removing step two of the goodwill impairment test that requires the determination of the fair value of individual assets and liabilities of a reporting unit. ASU 2017-04 requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. Upon adoption, we will follow the guidance in this standard for goodwill impairment testing.

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

Selected financial information is provided below (in thousands):

Year ended December 31, 2016	Company Operated Hotels	Franchised Hotels	Entertainment	Other	Total
Revenue	$123,589	$24,634	$15,719	$128	$164,070

Segment operating expenses	$97,520	$19,315	$13,635	$42	$130,512
Depreciation and amortization	14,176	890	186	1,029	16,281
Other operating expenses and gains on asset disposition	2,697	2,113	(1)	10,715	15,524
Operating income (loss)	$9,196	$2,316	$1,899	$(11,658)	$1,753

Capital expenditures	$31,738	$—	$104	$2,868	$34,710
Identifiable assets as of December 31, 2016	$260,583	$66,601	$5,580	$11,771	$344,535

Year ended December 31, 2015	Company Operated Hotels	Franchise Hotels	Entertainment	Other	Total
Revenue	$119,773	$12,039	$11,057	$51	$142,920

Segment operating expenses	$95,643	$11,233	$10,118	$35	$117,029
Depreciation and amortization	11,675	604	254	782	13,315
Other operating expenses and gains on asset disposition	(9,296)	239	—	8,532	(525)
Operating income (loss)	21,751	(37)	685	(9,298)	13,101

Capital expenditures	$46,991	$20	$20	$1,361	$48,392
Identifiable assets as of December 31, 2015	$255,876	$20,180	$5,256	$5,906	$287,218

Year ended December 31, 2014	Company Operated Hotels	Franchised Hotels	Entertainment	Other	Total
Revenue	$118,616	$9,618	$17,115	$77	$145,426

Segment operating expenses	$94,241	$7,004	$14,785	$318	$116,348
Depreciation and amortization	11,394	49	349	970	12,762
Other operating expenses and gains on asset disposition	1,174	—	—	8,383	9,557
Operating income (loss)	11,807	2,565	1,981	(9,594)	6,759

Capital expenditures	$24,255	$20	$241	$375	$24,891
Identifiable assets as of December 31, 2014	$190,332	$9,807	$6,161	$15,010	$221,310

4.	Variable Interest Entities

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

On October 6, 2016, the sale of the Red Lion Hotel Coos Bay property (the Coos Bay property), in Coos Bay, Oregon (which was included in our company operated hotels segment and was one of the original 12 properties included in the RL Venture joint venture entity) was completed for $5.7 million in net proceeds and a gain on sale of $1.5 million. The hotel is now under a franchise license agreement with RL Franchising as a Red Lion Hotel. As required by the RL Venture debt agreement, at the time of the sale we used $4.9 million in proceeds to paydown the outstanding balance of the debt.

Cash distributions are made periodically based on calculated distributable income. In 2016, RL Venture made cash distributions of $8.0 million, of which we received $4.4 million. In 2015, RL Venture made cash distributions of $5.9 million, of which we received $3.2 million.

Refer to Note 7 for further discussion of the long-term debt of RL Venture.

RLS Balt Venture

In April 2015, we sold a 21% member interest in our wholly-owned RLS Balt Venture to Shelbourne Falcon Charm City Investors LLC ("Shelbourne Falcon II"), an entity led by Shelbourne. Shelbourne Falcon II had an option exercisable until December 31, 2015 to purchase up to an additional 24% member interest for $2.3 million. In December 2015, Shelbourne Falcon II elected to purchase additional member interests of 6% based on an aggregate purchase price of $560,000. With the sale of additional member interest without a corresponding change in control, $0.1 million was recognized as an increase in RLHC's additional paid in capital. RL Baltimore, LLC ("RL Baltimore"), which is wholly-owned by RLS Balt Venture, owns the Hotel RL Baltimore Inner Harbor, which is managed by RL Management. RLS Balt Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RLS Balt Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne Falcon II, which does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our 73% equity interest and management fees. As a result, we consolidate RLS Balt Venture. The equity interest owned by Shelbourne Falcon II is reflected as a noncontrolling interest in the consolidated financial statements.

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

Cash distributions are made periodically based on calculated distributable income. There were no cash distributions made during the year ended December 31, 2016 or 2015.

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

Cash distributions are made periodically based on calculated distributable income. There were no cash distributions made during the year ended December 31, 2016 or 2015.

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

Cash distributions are made periodically based on calculated distributable income. There were no cash distributions made during the year ended December 31, 2016 or 2015.

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

5.	Property and Equipment

Property and equipment used in continuing operations is summarized as follows (in thousands):

	December 31,
	2016	2015
Buildings and equipment(1)	$251,731	$217,787
Furniture and fixtures	37,767	32,821
Landscaping and land improvements	7,928	7,253
	297,426	257,861
Less accumulated depreciation and amortization	(134,346)	(123,084)
	163,080	134,777
Land	43,193	43,242
Construction in progress	4,459	17,371
Property and equipment, net	$210,732	$195,390
(1) Capitalized interest included

On October 6, 2016, the sale of the Red Lion Hotel Coos Bay property (the Coos Bay property), in Coos Bay, Oregon (which was included in our company operated hotels segment) was completed for $5.7 million in net proceeds and a gain on sale of $1.5 million. The hotel is now under a franchise license agreement with RL Franchising as a Red Lion Hotel.

During 2014, we ceased the operation of the Red Lion Hotel Eugene in Eugene, Oregon when we assigned our leased to a third party. Accordingly, all operations of this property have been classified as discontinued operations for all periods presented.

The following table summarizes the results of discontinued operations for the periods indicated (in thousands):

Year ended December 31,
2014
Revenues	$133
Operating expenses	(290)
Hotel facility and land lease	(30)
Depreciation and amortization	—
Loss on asset dispositions	—
Income tax (expense) benefit	—
Loss from operations of discontinued business units	(187)
Loss on disposal or impairment of the assets of discontinued business units	(2)
Loss from discontinued operations	$(189)

6.	Goodwill and Intangible Assets

Goodwill represents the excess of the estimated fair value of the net assets acquired during business combinations over the net tangible and identifiable intangible assets acquired. Goodwill has been recorded in 2016 and in prior years in connection with the acquisitions of certain franchise and entertainment businesses.

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

On September 30, 2016 we acquired substantially all of the assets and assumed certain liabilities of Vantage Hospitality Group, Inc. (Vantage), including customer contracts and brand names (see Note 16). The brand names include: Americas Best Value Inn, Canadas Best Value Inn, Lexington Hotels & Inns, America's Best Inns & Suites, Jameson Inns, Country Hearth Inns & Suites, Vantage Hotels, Value Inn Worldwide, Value Hotel Worldwide, 3 Palms Hotels and Resorts and Signature Inn. Based on our purchase price allocation, we allocated $30.0 million to brand names. Based on our intent with the brands acquired, we determined that certain of the brands are indefinite-lived based on our intent to hold and maintain the brands. The total of the purchase price allocated to indefinite-lived brand names was $27.2 million. We also acquired certain brand names that we intend to sunset in the future. The total of the purchase price allocated to finite-lived brand names was $2.8 million, with a weighted average remaining useful life of 8.8 years.

In the table below, the customer contracts represent the franchise license agreements acquired with the GuestHouse and Vantage acquisitions. For GuestHouse, we allocated $3.4 million of the final purchase price to the customer contracts. GuestHouse franchise license agreements are amortized over 10 years, which represents the period of expected cash flows, using an accelerated amortization method that matches the economic benefit of the agreements. For Vantage, we allocated $8.4 million to customer contracts and are amortizing them over 15 years, which represents the period of expected cash flows, using an accelerated amortization method that matches the economic benefit of the agreements.

Certain of our brand names and trademarks are considered to have indefinite lives. We assess goodwill and the other indefinite lived intangible assets for potential impairments annually as of October 1, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets. We did not impair any goodwill or intangible assets during the years ended December 31, 2016, 2015 or 2014.

The following table summarizes the balances of goodwill and other intangible assets (in thousands):

	Year ended December 31,
	2016	2015
Goodwill	$12,566	$8,512

Intangible assets
Brand names - indefinite lived	$39,704	$12,314
Brand names - finite lived	2,664	—
Customer contracts	10,352	2,853
Trademarks	134	134
Total intangible assets	$52,854	$15,301

Goodwill and other intangible assets attributable to each of our business segments at December 31, 2016 and 2015 were as follows (in thousands):

	Year ended December 31,
	2016		2015
		Intangible		Intangible
	Goodwill	Assets	Goodwill	Assets
Company operated hotels	$—	$4,660	$—	$4,659
Franchised hotels	9,405	48,188	5,351	10,636
Entertainment	3,161	6	3,161	6
Total	$12,566	$52,854	$8,512	$15,301

The following table summarizes the balances of amortized customer contracts and finite-lived brand names (in thousands):

	Year ended December 31,
	2016	2015
Historical cost	$3,273	$3,420
Customer contracts acquired from Vantage	8,400	—
Finite-lived brand names acquired from Vantage	2,751	—
Accumulated amortization	(1,408)	(567)
Net carrying amount	$13,016	$2,853

As of December 31, 2016, estimated future amortization expenses related to intangible assets is as follows (in thousands):

Year Ending December 31,	Amount
2017	$2,053
2018	1,798
2019	1,610
2020	1,419
2021	1,261
Thereafter	4,875
Total	$13,016

7.	Long-Term Debt
The current and non-current portions of long-term debt as of December 31, 2016 and 2015 are as follows:

	Year ended December 31,
	2016		2015
	Current	Non-Current	Current	Non-Current
RL Venture	$1,375	$69,841	$—	$56,307
RL Baltimore	—	13,300	—	13,300
RLH Atlanta	40	9,360	—	6,000
RLH DC	54	16,628	—	15,165
Total debt	1,469	109,129	—	90,772
Unamortized debt issuance costs	—	(2,267)	—	(3,215)
Long-term debt net of debt issuance costs	$1,469	$106,862	$—	$87,557

The collateral for each of the borrowings within the joint venture entities is the assets and proceeds of each respective entity.
RL Venture

In January 2015, RL Venture Holding LLC, a wholly-owned subsidiary of RL Venture, and each of its 12 wholly-owned subsidiaries entered into a loan agreement with Pacific Western Bank. The original principal amount of the loan was $53.8 million with an additional $26.2 million to be drawn over a two-year period to cover improvements related to the 12 hotels owned by the subsidiaries. We drew $19.9 million during the year ended December 31, 2016. We repaid $4.9 million of the outstanding debt balance, in accordance with the repayment requirements of the debt agreement, on October 6, 2016 in connection with the sale of the Coos Bay property. At December 31, 2016, there were unamortized debt issuance fees of $1.4 million.
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

The loan requires us to comply with customary reporting and operating covenants applicable to RL Venture, including requirements relating to debt service loan coverage ratios. It also includes customary events of default. We were in compliance with these covenants at December 31, 2016.

RL Baltimore

In April 2015, RL Baltimore obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by the Hotel RL Baltimore Inner Harbor. The initial principal amount of the loan was $10.1 million, and the lender agreed to advance an additional $3.2 million to cover expenses related to improvements to the hotel, which we drew during the year ended December 31, 2015. At December 31, 2016, there were unamortized debt issuance fees of $0.4 million.

The loan matures in May 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.25%. No principal payments are required during the initial term of the loan. Principal payments of $16,000 per month are required beginning in May 2018 if the extension option is exercised.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RL Baltimore under the loan agreement is generally non-recourse.  However, the lender may obtain a monetary judgment against RL Baltimore if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  RLHC has guaranteed these recourse obligations of RL Baltimore and agreed to customary reporting and operating covenants. We were in compliance with these covenants at December 31, 2016.

RLH Atlanta

In September 2015, RLH Atlanta obtained a mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by a hotel adjacent to the Atlanta International Airport which is expected to open in the first quarter of 2016 as the Red Lion Hotel Atlanta International Airport. The initial principal amount of the loan was $6.0 million, and the lender has agreed to advance an additional $3.4 million to cover expenses related to improvements to the hotel. We drew $3.4 million during the year ended December 31, 2016. At December 31, 2016, there were unamortized debt issuance fees of $0.1 million.

The loan matures in September 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.35%. Monthly principal payments of $10,000 are due beginning in September 2017.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RLH Atlanta under the loan agreement is generally non-recourse.  However, the lender may obtain a monetary judgment against RLH Atlanta if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  RLHC has guaranteed these recourse obligations of RLH Atlanta and agreed to customary reporting and operating covenants. We were in compliance with these covenants at December 31, 2016.

RLH DC

In October 2015, RLH DC obtained a new mortgage loan from Pacific Western Bank secured by the Hotel RL Washington DC. The initial principal amount of the loan was $15.2 million, and the lender agreed to advance an additional $2.3 million to cover expenses related to improvements to the hotel. We drew $1.5 million additional funds during the year ended December 31, 2016. At December 31, 2016, there were unamortized debt issuance costs of $0.3 million.

The loan matures in October 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.55%. Fixed monthly principal payments begin in October 2018 in an amount that would repay the outstanding principal balance over a twenty-five year amortization period.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RLH DC under the loan agreement is generally non-recourse.  However, the lender may obtain a monetary judgment against RLH DC if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  RLHC has guaranteed these recourse obligations of RLH DC and agreed to customary reporting and operating covenants. We were in compliance with these covenants at December 31, 2016.
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
Contractual maturities for long term debt outstanding at December 31, 2016, for the next five years, are summarized by the year as follows (in thousands):

Year ending December 31,	Amount
2017	$1,469
2018	24,442
2019	84,687
2020	—
2021	—
Total	$110,598

8.	Derivative Financial Instruments

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

RL Venture

As required under our RL Venture loan, we entered into an interest rate cap with Commonwealth Bank of Australia to cap our interest rate exposure. The cap had an original notional amount of $80.0 million and caps the LIBOR reference rate at 4.0%. The cap expires in January 2018. At December 31, 2016, the valuation of the interest rate cap resulted in the recognition of an asset with minimal value, which is included in "Other assets, net" on the Consolidated Balance Sheets.

RL Baltimore

As required under our RL Baltimore loan, we entered into an interest rate cap with Commonwealth Bank of Australia to cap our interest rate exposure. The cap had an original notional amount of $13.3 million and caps the LIBOR reference rate at 3.0%. The cap expires in May 2018. At December 31, 2016, the valuation of the interest rate cap resulted in the recognition of an asset with minimal value, which is included in "Other assets, net" on the Consolidated Balance Sheets.

RLH Atlanta

As required under our RLH Atlanta loan, we entered into an interest rate cap with SMBC Capital Markets, Inc. to cap our interest rate exposure. The cap had an original notional amount of $9.4 million and caps the LIBOR reference rate at 3.0%. The cap expires in September 2018. At December 31, 2016, the valuation of the interest rate cap resulted in the recognition of an asset with minimal value, which is included in "Other assets, net" on the Consolidated Balance Sheets.

RLH DC

As required under our RLH DC loan, we entered into an interest rate cap with Commonwealth Bank of Australia to cap our interest rate exposure. The cap had an original notional amount of $17.5 million and caps the LIBOR reference rate at 3.0%. The cap expires in November 2018. At December 31, 2016, the valuation of the interest rate cap resulted in the recognition of an asset with minimal value, which is included in "Other assets, net" on the Consolidated Balance Sheets.

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

9.	Stockholders' Equity

We are authorized to issue 50 million shares of common stock, par value $0.01 per share, and five million shares of preferred stock, par value $0.01 per share. As of December 31, 2016, there were 23,434,480 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. The board of directors has the authority, without action by the shareholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights of the common stock.

In December 2016, we completed an underwritten public offering of 2.5 million shares with net proceeds to the company of $18.5 million.

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

The 2015 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by our shareholders and allows awards of 1.4 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of December 31, 2016, there were 572,104 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2015 plan.

Stock based compensation expense reflects the fair value of stock based awards measured at grant date, including an estimated forfeiture rate, and is recognized over the relevant service period. For the years ended December 31, stock-based compensation expense is as follows:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Stock options	$51	$—	$—
Restricted stock units	2,135	1,476	930
Unrestricted stock awards	419	437	507
ESPP	35	19	18
Total stock-based compensation	$2,640	$1,932	$1,455

Stock-based compensation expense includes $0.3 million of expense recorded upon the separation of our former Executive Vice President and Chief Financial Officer in 2014.

Stock Options

Stock options issued are valued based upon the Black-Scholes option pricing model and we recognize this value as an expense over the periods in which the options vest. Use of the Black-Scholes option-pricing model requires that we make certain assumptions, including expected volatility, forfeiture rate, risk-free interest rate, expected dividend yield and expected life of the options, based on historical experience. Volatility is based on historical information with terms consistent with the expected life of the option. The risk free interest rate is based on the quoted daily treasury yield curve rate at the time of grant, with terms consistent with the expected life of the option. In 2016 there were 81,130 shares of stock options granted, and no stock options granted in 2015 or 2014.

Stock option fair value assumptions are as follows for stock options granted for year ended December 31, 2016:

Grant Date	Volatility	Forfeiture Rate	Risk-free Interest Rate	Dividend Yield	Expected Life (Years)
March 28, 2016	61.12%	21.07%	1.37%	—%	5

A summary of stock option activity for the year ended December 31, 2016, is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2016	71,676	$10.41
Options granted	81,130	$8.20
Options exercised	(200)	$8.74
Options forfeited	(19,738)	$11.41
Balance, December 31, 2016	132,868	$8.91
Exercisable, December 31, 2016	51,738	$10.03

Additional information regarding stock options outstanding and exercisable as of December 31, 2016, is presented below.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Exercise Price	Aggregate Intrinsic Value(1)	Number Exercisable	Exercise Price	Aggregate Intrinsic Value(1)
$8.20	81,130	9.24	2026	$8.20	$12	—	$—	$—
$8.74	36,093	1.39	2018	8.74	—	36,093	8.74	—
$13.00	15,645	0.38	2017	13.00	—	15,645	13.00	—
	132,868	6.06	2017-2026	$8.91	$—	51,738	$10.03	$—
____________

(1)
The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been exercised on the last trading day of 2016, based upon our closing stock price of $8.35.

Restricted Stock Units, Shares Issued as Compensation

During 2016, 2015 and 2014, we granted 297,989, 998,883 and 319,168 unvested restricted stock units, respectively, to executive officers and other key employees, which typically vest 25% each year for four years on each anniversary of the grant date. While all of the shares are considered granted, they are not considered issued or outstanding until vested. As of December 31, 2016, 2015 and 2014 there were 1,036,680, 1,224,920 and 398,513 unvested restricted stock units outstanding, respectively. Since we began issuing restricted stock units, approximately 21.1% of total restricted stock units granted have been forfeited.

A summary of restricted stock unit activity for the year ended December 31, 2016, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2016	1,224,920	$6.95
Granted	297,989	$8.19
Vested	(155,087)	$6.57
Forfeited	(331,142)	$7.24
Balance, December 31, 2016	1,036,680	$7.27

 155,087 shares of common stock were issued to employees in 2016 as their restricted stock units vested. Under the terms of the 2006 and 2015 plans and upon issuance, we authorized a net settlement of distributable shares to employees after consideration of individual employees' tax withholding obligations, at the election of each employee. The fair value of restricted stock that vested during 2016, 2015 and 2014 was approximately $1.1 million, $1.0 million and $0.7 million, respectively.

During 2016, 2015 and 2014, we recognized approximately $2.2 million, $1.5 million and $0.9 million, respectively, in compensation expense related to these grants, and expect to record an additional $5.3 million in compensation expense over the remaining weighted average vesting periods of approximately 30 months.

Unrestricted Stock Awards

Unrestricted stock awards are granted to members of our Board of Directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of the grant.

The following table summarizes unrestricted stock award activity for the years ended December 31:

	2016	2015	2014
Shares of unrestricted stock granted	54,864	60,499	88,363
Weighted average grant date fair value per share	$7.67	$7.18	$5.71

Employee Stock Purchase Plan

In 2008, we adopted a new employee stock purchase plan ("ESPP") upon expiration of our previous plan. Under the ESPP, 300,000 shares of common stock are authorized for purchase by eligible employees at a 15% discount through payroll deductions. No employee may purchase more than $25,000 worth of shares, or more than 10,000 total shares, in any calendar year. As allowed under the ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. During 2016, 2015 and 2014, there were 29,795, 22,037 and 14,427 shares, respectively, issued, and approximately $35,000, $19,000 and $18,000 was recorded in compensation expense related to the discount associated with the plan in each year, respectively.

	2016	2015	2014
Shares of stock sold to employees	29,795	22,037	14,427
Weighted average fair value per ESPP award	$5.97	$5.03	$4.84

Warrants

In January 2015, in connection with Shelbourne Falcon’s purchase of equity interests in RL Venture, we issued Shelbourne warrants to purchase 442,533 shares of common stock. The warrants have a five year term from the date of issuance and a per share exercise price of $6.78. The warrants have been classified as equity due to required share settlement upon exercise. Accordingly, the estimated fair value of the warrants was recorded in additional paid in capital upon issuance, and we do not recognize subsequent changes in fair value in our financial statements. As of December 31, 2016 all warrants were still outstanding.

10.	Income Taxes

Major components of the income tax expense from continuing operations for the years ended December 31, 2016, 2015 and 2014, are as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Current:
Federal benefit	$—	$—	$—
State expense	63	26	25
Deferred (benefit) expense	249	59	6
Income tax (benefit) expense	$312	$85	$31

The differences between income taxes expected at the U.S. federal statutory income tax rate of 34 percent and the reported income tax (benefit) expense are summarized as follows (in thousands, except percentages):

	December 31,
	2016		2015		2014
	Amount	%	Amount	%	Amount	%
(Benefit) expense provision at federal statutory rate	$(1,540)	34.0%	$1,394	34.0%	$858	34.0%
State tax (benefit) expense	70	-1.5%	3	0.1%	23	0.9%
Effect of tax credits	10	-0.2%	(152)	-3.7%	(173)	-6.9%
Non-controlling interest	163	-3.6%	(441)	10.7%	—	—%
Other	(373)	8.2%	131	3.2%	286	11.3%
Valuation allowance	1,982	-43.8%	(850)	-20.7%	(963)	-38.2%
Income tax (benefit) expense	312	-6.9%	85	2.2%	31	1.2%
Effect of discontinued operations	—	—%	—	—%	—	—%
Income tax (benefit) expense from continuing operations	$312	-6.9%	$85	2.2%	$31	1.2%
Significant components of the net deferred tax assets and liabilities at December 31, 2016 and 2015, are as follows (in thousands):

	December 31,
	2016		2015
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$—	$1,770	$—	$2,293
Brand name	—	6,130	—	2,461
Other intangible assets	—	254	—	158
RL Venture	—	2,608	—	2,924
RL Baltimore	—	110	—	71
RLH DC	170	—	271	—
RL Atlanta	—	34	—	—
Gain on sale leaseback	307	—	474	—
Tax credit carryforwards	4,620	—	4,630	—
Federal and state net operating losses	7,097	—	6,482	—
Other	4,698	—	1,054	—
Valuation allowance	(11,702)	—	(7,876)	—
Total	$5,190	$10,906	$5,035	$7,907

At December 31, 2016 and 2015, we had federal gross operating loss carryforwards of approximately $18.2 million and $16.4 million, respectively; state gross operating loss carryforwards of approximately $18.6 million and $18.9 million, respectively; and federal and state tax credit carryforwards of approximately $4.6 million in both years. The federal net operating loss carryforwards will expire beginning in 2032, and the state net operating loss carryforwards will expire beginning in 2017; the tax credit carryforwards will begin to expire in 2024.

We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. There was a minimal three year cumulative income as of December 31, 2016. We do not believe this was sufficient evidence to avoid recording the valuation allowance as the profitability of the three year period was not consistent. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2016, a valuation allowance of $11.7 million has been recorded to reduce deferred tax assets to an amount that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. Should we determine we will be able to realize our deferred tax assets, the tax benefits relating to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

A summary of our valuation allowance activity for the years ended December 31 is as follows (in thousands):

Valuation Allowance(1)
Balances, January 1, 2014	$5,893
Decrease during period	(977)
Balances, December 31, 2014	4,916
Increase during period	2,960
Balances, December 31, 2015	7,876
Increase during period	3,826
Balances, December 31, 2016	$11,702
(1) The change in the valuation allowance shown in this table does not correspond to the annual valuation allowance amounts show in the rate reconciliation table for the years 2014, 2015 and 2016 due to items required to be recognized through equity.

We classify any interest expense and penalties related to tax positions and any interest income on tax overpayments as components of income tax expense.

We recognize the financial statement effect of a tax position when it is more likely than not to be sustained on the basis of its technical merits. We have no material uncertain tax positions at December 31, 2016 and 2015, and do not anticipate a significant change in any unrecognized tax benefits over the next twelve months. Accordingly, we have not provided for any unrecognized tax benefits or related interest and penalties. We account for penalties and interest related to unrecognized tax benefits as a component of income tax expense. With limited exception, we are no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for years prior to 2013.

11.	Fair Value of Financial Instruments

Estimated fair values of financial instruments (in thousands) are shown in the table below. The carrying amounts for cash and cash equivalents and accounts receivable are reasonable estimates of their fair values due to their short maturities. The carrying amounts for short-term investments are reasonable estimates of their fair values due to interest rates which are variable in nature and a put provision at par plus accrued interest. We estimate the fair value of our notes receivable using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. We estimate the fair value of our long-term debt and capital lease obligations using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. Fair values of interest rate caps and swaps are valued using interest rate yield curves, which are Level 2 inputs. The fair values provided below are not necessarily indicative of the amounts we or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

	December 31,
	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$47,609	$47,609	$35,202	$35,202
Short-term investments	—	—	18,085	18,085
Accounts receivable	10,852	10,852	7,671	7,671
Accounts receivable from related parties	1,865	1,865	493	493
Notes receivable	1,295	1,295	2,605	2,605
Interest rate caps	4	4	42	42
Financial liabilities:
Total debt	$110,598	$107,858	$90,772	$94,029
Total capital lease obligations	1,147	1,147	—	—

12.     Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share amounts):

	Year ended December 31,
	2016	2015	2014
Numerator - basic and diluted:
Net Income (loss) from continuing operations	$(4,840)	$4,016	$2,492
Less net income or loss attributable to noncontrolling interest	163	(1,297)	—
Income (loss) from continuing operations attributable to RLHC	(4,677)	2,719	2,492
Loss from discontinued operations	—	—	(189)
Net income (loss) attributable to RLHC	$(4,677)	$2,719	$2,303
Denominator:
Weighted average shares - basic	20,427	19,983	19,785
Weighted average shares - diluted	20,427	20,200	19,891
Earnings (loss) per share - basic
Income (loss) from continuing operations attributable to RLHC	$(0.23)	$0.14	$0.13
Loss from discontinued operations	$—	$—	$(0.01)
Net income (loss) attributable to RLHC	$(0.23)	$0.14	$0.12
Earnings (loss) per share - diluted
Income (loss) from continuing operations attributable to RLHC	$(0.23)	$0.13	$0.13
Loss from discontinued operations	$—	$—	$(0.01)
Net income (loss) attributable to RLHC	$(0.23)	$0.13	$0.12

The following table presents options to purchase common shares, restricted stock units outstanding and warrants to purchase common shares included in the earnings per share calculation and the amount excluded from the dilutive earnings per share calculation as they were considered antidilutive for years ended December 31, 2016, 2015 and 2014. As part of the Vantage acquisition, up to an additional 690,000 shares may be issued with the one-year and two-year contingent consideration earn outs (see Note 16). These shares would not be included in basic shares outstanding until the period the contingency is resolved. For purposes of calculating earnings per share, the income or expense recognized during the period that is related to the changes in likelihood of paying the equity portion of the contingent consideration is added back to net income/loss. For 2016, the Vantage contingent shares are antidilutive due to the net loss attributable to RLHC. Also in 2016, we recognized $124,000 of expense related to changes in fair value associated with the contingent consideration of shares.

	Year ended December 31,
	2016(1)	2015	2014
		(in thousands)
Stock Options
Dilutive awards outstanding	—	—	—
Antidilutive awards outstanding	133	72	75
Total awards outstanding	133	72	75

Restricted Stock Units
Dilutive awards outstanding	—	179	106
Antidilutive awards outstanding	1,037	1,045	294
Total awards outstanding	1,037	1,225	399

Warrants
Dilutive awards outstanding	—	38	—
Antidilutive awards outstanding	443	404	—
Total awards outstanding	443	443	—

Shares for Vantage Contingent Consideration
Dilutive awards outstanding	—	—	—
Antidilutive awards outstanding	690	—	—
Total awards outstanding	690	—	—

Total dilutive awards outstanding	—	217	106

(1)All antidilutive shares are reported as shares outstanding due to net loss attributable to RLHC.

13.	Commitments and Contingencies

At any given time we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a materially adverse effect on our consolidated financial position or net cash flow.

14.    Operating and Capital Lease Commitments

The table below summarizes the terms of the leases, including extension periods at our option, as of December 31, 2016:

Property	Expiration date of lease	Extension periods
Red Lion River Inn	October 2018	Three renewal terms of five years each
Red Lion Hotel Seattle Airport (1)	December 2024	None
Red Lion Anaheim(1)	April 2021	17 renewal terms of five years each
Red Lion Hotel Kalispell	April 2028	Three renewal terms of five years each
Hotel RL Washington DC (1)	December 2080	None
Spokane, Washington Office	December 2017	None
Denver, Colorado Office	November 2021	One renewal term of five years
Coral Springs, Florida Office	April 2018	Two renewal terms of 3 years each
(1) Ground lease only

In addition, we are obligated under capital leases for certain hotel equipment at our company operated hotel locations. The leases typically have a five-year term. The equipment assets are included within our property and equipment balance and are depreciated over the lease term.
Total future minimum payments due under all current term operating and capital leases at December 31, 2016, are as indicated below (in thousands):

Year Ending December 31,	Total Lease Obligation	Operating Lease Obligation	Capital Lease Obligation
2017	$5,932	5,678	254
2018	5,245	4,980	265
2019	4,581	4,316	265
2020	4,533	4,294	239
2021	2,876	2,752	124
Thereafter	63,453	63,453	—
Total	$86,620	85,473	1,147

Total rent expense from continuing operations, under leases for the years ended December 31, 2016, 2015 and 2014 was $5.7 million, $7.4 million, and $5.9 million, respectively, which represents the total of amounts shown within Hotel facility and land lease expense, as well as amounts included within Franchise, Entertainment, and General and Administrative operating expenses on our consolidated statements of comprehensive income (loss).

15. Related-Party Transactions

All four of our joint ventures - RL Venture, RLS Atla Venture, RLS Balt Venture and RLS DC Venture - have agreed to pay to Shelbourne Capital, LLC (Shelbourne Capital) an investor relations fee each month equal to 0.50% of their total aggregate revenue. The amount Shelbourne Capital earned from all four joint ventures during the year ended December 31, 2016 and 2015 totaled $423,000 and $378,000, respectively. Columbia Pacific Opportunity Fund, LP, one of our company's largest shareholders, is an investor in Shelbourne Falcon, our minority partner in RL Venture. During each of the years ended December 31, 2016 and 2015 Shelbourne Capital earned from RL Venture, $366,000.

RL Venture also agreed to pay CPA Development, LLC, an affiliate of Columbia Pacific Opportunity Fund, LP, a construction management fee of $200,000 related to the renovation projects. During the year ended December 31, 2016 and 2015, RL Venture paid $78,000 and $122,000 of this fee, respectively.

In May 2015, we entered into a management agreement with the owner (the LLC entity) of Red Lion Hotel Woodlake Conference Center Sacramento (a franchised property). A member of our board of directors is a 50% owner of the entity that serves as the manager member of the LLC entity. During the year ended December 31, 2016 and 2015, we recognized management fee and brand marketing fee revenue from the LLC entity of $107,000 and $129,000, respectively. On December 12, 2016 the LLC permanently closed the Red Lion Hotel Woodlake.

Effective March 29, 2016, our wholly owned subsidiary, RL Management entered into a one-year contract to manage the Hudson Valley Resort and Spa, a hotel located in Kerhonkson, New York. The hotel is owned by HNA Hudson Valley Resort & Training Center LLC, an affiliate of HNA RLH Investments LLC, one of our largest shareholders, and is controlled by HNA Group North America LLC, for which Enrico Marini Fichera, one of our directors, serves as the Head of Investments. Under that contract, our subsidiary is entitled to a monthly management fee equal to $8,333 or three percent of the hotel’s gross operating revenues, whichever is larger. During the year ended December 31, 2016, we recognized management fee revenue from HNA Hudson Valley Resort & Training Center LLC of $87,000.

The total amounts receivable from related parties, primarily related to hotel management agreements, were $1.9 million and $0.5 million at December 31, 2016 and 2015, and are classified within Accounts receivable from related parties on our consolidated balance sheets.

16. Business Acquisition

On September 30, 2016 (the close date), we (i) acquired selected assets and assumed certain liabilities of Vantage Hospitality Group, Inc. (“Vantage”), a subsidiary of Thirty-Eight Street, Inc. (“TESI”) and (ii) acquired one brand name asset from TESI. Vantage is a hotel franchise company, and the addition of the Vantage assets substantially increases our number of franchise properties and provides us with a broader presence in the United States and Canada. We acquired over 1,000 hotel franchise and membership license agreements, as well as multiple brand names, including Americas Best Value Inn, Canadas Best Value Inn, Lexington Hotels & Inns, America's Best Inns & Suites, Jameson Inns, Country Hearth Inns & Suites, Vantage Hotels, Value Inn Worldwide, Value Hotel Worldwide, 3 Palms Hotels and Resorts and Signature Inn.

The purchase price totaled $40.2 million, including the following:

Purchase Price
Cash paid to Vantage at close date	$10,300
Cash paid to TESI at close date	12,300
Total cash consideration at close date	22,600
Value of 690,000 shares to TESI at close date	5,800
Total consideration at close date	28,400

Fair value of contingent consideration	10,900
Assumption of Vantage obligation	900
Total purchase price	$40,200

The acquisition was funded at closing with $22.6 million of cash on hand, of which $10.3 million was paid to Vantage and $12.3 million was paid to TESI and 690,000 shares of RLHC stock paid to TESI, which was valued at $5.8 million, based on the closing price of RLHC stock of $8.34 on the close date. The total purchase price was $40.2 million, which included the estimated fair value of $0.9 million for the assumption of an obligation related to a previous business acquisition of Vantage and the fair value of $10.9 million of primarily contingent consideration, the total of which will be payable to TESI at the first and second anniversaries of the close date, based on the attainment of certain performance criteria. A minimum of $2 million of the additional consideration is not contingent and will be paid in equal amounts at the first and second anniversaries of the close date. Payment of the contingent consideration is dependent on the retention of Vantage properties under franchise or membership license agreements, as determined by the room count at the first and second year anniversary dates when compared with the room count at the close date, as follows:

	Year 1 Anniversary		Year 2 Anniversary		Total
Threshold	Shares	Cash(1)	Shares	Cash(1)	Shares	Cash(1)
90% of room count at close	414,000	$4,000	276,000	$3,000	690,000	$7,000
80% of room count at close	310,500	3,000	207,000	2,250	517,500	5,250
Minimum	—	1,000	—	1,000	—	2,000
(1) in thousands

If the room counts are below the 80% thresholds at each anniversary date, but the annual franchise revenue, measured as the most recent twelve months ending on the anniversary date, of the Vantage properties is equal to or exceeds the close date revenue benchmark, then the contingent consideration would be paid at the anniversary date based on the 90% threshold in the table above. The contingent consideration is measured at each anniversary date independent of the other measurement period and is recorded as a liability due to the expected payment of cash and a variable number of shares. Changes in the obligation are recognized within acquisition related costs in the consolidated statements of comprehensive income (loss). At each reporting period, we are required to assess the fair value of the liability and record any changes in fair value in our statement of comprehensive income (loss). For the fourth quarter, we recognized $340,000 in expense associated with our updated assessment. As of December 31, 2016, the estimated fair value of the contingent consideration was $11.2 million. Roger J. Bloss and Bernard T. Moyle were appointed to executive management positions at RLHC following the closing of the acquisition. Messrs. Bloss and Moyle also have ownership interests in TESI. Therefore, the contingent consideration obligations are classified as related party liabilities within our consolidated balance sheets.

The acquisition of Vantage was treated as a business combination under U.S. GAAP. During the fourth quarter, we completed the allocation of the final purchase price to the assets acquired and liabilities assumed based on estimated fair value assessments. The following reflects our allocation of the final purchase price as of December 31, 2016 (in thousands):

Fair Value
Current assets	$2,436
Property and equipment	513
Intangible assets	38,395
Goodwill	4,053
Total assets acquired	45,397

Current liabilities	2,657
Deferred tax liabilities	2,556
Total liabilities	5,213

Total net assets acquired	$40,184

Intangible assets acquired are as follows:

	Fair Value	Weighted Average Useful Life
Brand names - indefinite lived	$27,244	Indefinite
Brand names - finite lived	2,751	8.8 years
Customer contracts	8,400	15 years
Total intangible assets	$38,395

We recognized finite-lived intangible assets for three of the brand names acquired from Vantage. We may sell franchises under these brands over the next year, but we then intend to sunset the brands and transition the properties within these brands to other of the RLHC brands.

We recognized $4.1 million of goodwill as the result of the acquisition, recorded within our Franchise reporting segment. A significant portion of the goodwill is the result of deferred tax liabilities recognized for the indefinite-lived intangible assets. The goodwill amount is deductible for tax purposes, but a full valuation allowance is applied to the net deferred tax asset.

Further, we valued the assembled workforce in order to value the other intangible assets, but we did not recognize the assembled workforce value as a separate asset. It is included as part of goodwill.

The following table presents the revenues and earnings from Vantage's operations that are included in our 2016 consolidated statements of comprehensive income (loss) (unaudited):

September 30, 2016 - December 31, 2016
(in thousands)
Revenue	$8,855
Income from continuing operations before income taxes	1,496

The following supplemental pro forma results are based on the individual historical results of RLHC and Vantage, with adjustments to give effect to the combined operations as if the acquisition had been consummated on January 1, 2015 (unaudited):

	Year ended December 31
	2016	2015
	(in thousands)
Revenue	$188,272	$176,123
Income (loss) from continuing operations before income taxes	(453)	8,233

We recognized acquisition related expenses of $2.1 million during the year ended December 31, 2016, and they are included within operating expenses on the consolidated statements of comprehensive income (loss).

17.	Parent Company Financial Statements

RED LION HOTELS CORPORATION
CONDENSED BALANCE SHEET
(Parent Company Only)
December 31, 2016 and 2015

	2016	2015
		(See Note 18)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,936	$16,672
Restricted cash	326	326
Short-term investments	—	18,085
Accounts receivable, net	17,674	8,172
Accounts receivable from related parties	1,865	493
Notes receivable	1,295	929
Inventories	200	224
Prepaid expenses and other	3,483	1,068
Total current assets	57,779	45,969
Investment in subsidiaries	42,875	49,902
Property and equipment, net	31,123	31,644
Goodwill	12,566	8,512
Intangible assets, net	52,854	15,301
Notes receivable, long term	—	1,676
Other assets, net	1,561	2,519
Total assets	$198,758	$155,523
LIABILITIES
Current liabilities:
Accounts payable	$6,415	$2,085
Accrued payroll and related benefits	4,625	4,400
Other accrued entertainment liabilities	11,334	10,411
Other accrued liabilities	2,680	1,637
Contingent consideration for acquisition due to related party, due within one year	6,768	—
Total current liabilities	31,822	18,533
Contingent consideration for acquisition due to related party, due after one year	4,432	—
Deferred income and other long term liabilities	1,452	1,326
Deferred income taxes	5,716	2,872
Total liabilities	43,422	22,731
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Red Lion Hotels Corporation stockholders' equity
Preferred stock	—	—
Common stock	234	201
Additional paid-in capital, common stock	171,089	143,901
Accumulated deficit	(15,987)	(11,310)
Total stockholders’ equity	155,336	132,792
Total liabilities and stockholders’ equity	$198,758	$155,523
The accompanying notes are an integral part of these condensed financial statements.

RED LION HOTELS CORPORATION
CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Parent Company Only)
For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(In thousands)
Revenue:
Company operated hotels	$37,751	$44,778	$118,616
Other revenues from managed properties	36,546	28,847	—
Franchised hotels	24,634	12,039	9,618
Entertainment	15,719	11,057	17,115
Other	128	51	77
Total revenues	114,778	96,772	145,426
Operating expenses:
Company operated hotels	27,345	34,965	94,241
Other costs from managed properties	36,546	28,847	—
Franchised hotels	19,315	11,233	7,004
Entertainment	13,635	10,118	14,785
Other	42	35	318
Depreciation and amortization	4,976	5,087	12,762
Hotel facility and land lease	3,704	6,335	5,210
Gain on asset dispositions, net	(857)	(17,838)	(4,006)
General and administrative expenses	11,109	9,819	8,353
Acquisition and integration costs	2,112	—	—
Total operating expenses	117,927	88,601	138,667
Operating income (loss)	(3,149)	8,171	6,759
Other income (expense):
Interest expense	(112)	(2,882)	(4,575)
Gain (loss) on early retirement of debt	—	(2,847)	—
Equity in income of subsidiaries	(1,367)	(496)	—
Other income, net	263	858	339
Other income (expense)	(1,216)	(5,367)	(4,236)
Income (loss) before taxes	(4,365)	2,804	2,523
Income tax expense (benefit)	312	85	31
Net income (loss) from continuing operations	(4,677)	2,719	2,492
Discontinued operations
Loss from discontinued business units, net of income tax benefit	—	—	(187)
Loss on disposal of the assets of the discontinued business units, net of income tax benefit	—	—	(2)
Net income (loss) from discontinued operations	—	—	(189)
Net income (loss)	(4,677)	2,719	2,303
Comprehensive income (loss)
Unrealized gains (losses) on cash flow hedge, net of tax	—	—	(44)
Comprehensive income (loss)	$(4,677)	$2,719	$2,259
The accompanying notes are an integral part of these condensed financial statements.

RED LION HOTELS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Only)
For the Years Ended December 31, 2016, 2015, and 2014

	2016	2015	2014
	(In thousands)
Operating activities:
Net income (loss)	$(4,677)	$2,719	$2,303
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,968	5,087	12,762
Amortization of debt issuance costs	—	8	124
(Gain) loss on disposition of property, equipment and other assets, net	(857)	(17,841)	(4,006)
Loss on early retirement of debt	—	2,763	—
Deferred income taxes	288	59	6
Equity in investments	1,356	551	36
Stock based compensation expense	2,640	1,932	1,455
Provision for doubtful accounts	429	618	170
Fair value adjustments to contingent consideration	339	—	—
Change in current assets and liabilities:
Accounts receivable	(9,500)	(3,028)	(635)
Notes receivable	(110)	(167)	(153)
Inventories	24	304	198
Prepaid expenses and other	(2,224)	744	(890)
Accounts payable	3,751	(820)	(1,811)
Other accrued liabilities	151	2,761	1,399
Net cash provided by (used in) operating activities	(3,422)	(4,310)	10,958
Investing activities:
Capital expenditures	(3,512)	(3,921)	(24,891)
Acquisition of Vantage Hospitality	(22,603)	—	—
Purchase of GuestHouse International assets	—	(8,856)	—
Purchases of interests in investments in joint venture entities	—	(18,049)	—
Sales of interests in investments to joint venture partners	—	80,734	—
Distributions from investments in joint ventures	4,393	3,224	—
Proceeds from disposition of property and equipment	400	38,679	17,316
Proceeds from redemption of trust common securities	—	909	—
Collection of notes receivable related to property sales	2,309	3,509	1,914
Advance note receivable	(943)	(652)	—
Purchases of short-term investments	—	(18,720)	—
Proceeds from sale of short-term investments	18,085	635	—
Other, net	77	28	61
Net cash provided by (used in) investing activities	(1,794)	77,520	(5,600)
Financing activities:
Repayment of long-term debt	—	(30,528)	(12,973)
Repayment of debentures to Red Lion Hotels Capital Trust	—	(30,825)	—
Debt issuance costs	—	—	(6)
Proceeds from sale of interests in joint ventures	3,218	—	—
Reduction of additional paid in capital for repurchased restricted stock units	(353)	(347)	(155)
Proceeds from common stock offering, net	18,460	—	—
Other, net	155	137	69
Net cash used in financing activities	21,480	(61,563)	(13,065)
Change in cash, cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	16,264	11,647	(7,707)
Cash, cash equivalents and restricted cash at beginning of year	16,998	5,351	13,058
Cash, cash equivalents and restricted cash at end of year	$33,262	$16,998	$5,351
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

Wholly-owned subsidiaries:
•Red Lion Hotels Holdings, Inc.
•Red Lion Hotels Franchising, Inc.
•Red Lion Hotels Canada Franchising, Inc.
•Red Lion Hotels Management, Inc. ("RL Management")
•Red Lion Hotels Limited Partnership
•TicketsWest.com, Inc.
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

Restricted Cash

The FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash to require that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. We early adopted this standard, as permitted, effective for the year ended December 31, 2016. We have revised the consolidated statement of cash flows for the years ended December 31, 2015 and 2014 to reflect the adoption of this standard. As a result, the total change in cash flows for 2015 was an increase of $0.1 million of operating cash inflows. For the year ended December 31, 2014, total operating cash inflows increased by $0.2 million.

In our consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014, we include restricted cash with cash and cash equivalents when reconciling the beginning and ending balances for each period. The balances included in the consolidated statements of cash flows for the years ended December 31 are as follows:

	2016	2015	2014
Cash and cash equivalents	$32,936	$16,672	$5,126
Restricted cash	326	326	225
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$33,262	$16,998	$5,351

B.	Commitments and Contingencies

At any given time we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a materially adverse effect on our consolidated financial position or net cash flow.

The table below summarizes the terms of the Company's operating leases, including extension periods at our option, as of December 31, 2016:

Property	Expiration date of lease	Extension periods
Red Lion River Inn	October 2018	Three renewal terms of five years each
Red Lion Hotel Seattle Airport (1)	December 2024	None
Red Lion Anaheim(1)	April 2021	17 renewal terms of five years each
Red Lion Hotel Kalispell	April 2028	Three renewal terms of five years each
Spokane, Washington Office	December 2017	None
Denver, Colorado Office	November 2021	One renewal term of five years
Coral Springs, Florida Office	April 2018	Two renewal terms of 3 years each
(1) Ground lease only

Total future minimum payments due under all current term operating and capital leases at December 31, 2016, are as indicated below (in thousands):

Year Ending December 31,	Total Lease Obligation	Operating Lease Obligation	Capital Lease Obligation
2017	$4,672	$4,645	$27
2018	3,972	3,948	24
2019	3,293	3,283	10
2020	3,272	3,261	11
2021	1,720	1,713	7
Thereafter	4,095	4,095	—
Total	$21,024	$20,945	$79

C.	Revision of the Previously Issued Financial Statements for Correction of an Immaterial Error

We evaluated the "Other accrued entertainment liabilities" and determined it was understated by $1.2 million as of December 31, 2013. We recorded a correction to increase "Other accrued entertainment liabilities" with a corresponding increase to accumulated deficit of $1.2 million as of January 1, 2014, the earliest date presented in the financial statements. We assessed the materiality of these errors on our prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the errors were not material to any of our previously issued financial statements. However, in order to correctly present the entertainment liability on a go forward basis, we revised our previously issued financial statements herein.

As a result of the correction, we have revised certain amounts in our consolidated balance sheet as of December 31, 2015.

The effects of the revision on our condensed parent company only balance sheet as of December 31, 2015 were as follows:

	December 31, 2015
Condensed Balance Sheet:	As Previously Reported	Adjustments	As Revised
	(In thousands)
Other accrued entertainment liabilities	$9,211	$1,200	$10,411
Total current liabilities	17,333	1,200	18,533
Total liabilities	21,531	1,200	22,731
Accumulated deficit	(10,110)	(1,200)	(11,310)
Total stockholders' equity	133,992	(1,200)	132,792

There was no impact on our condensed revenues, operating expenses, operating income, earnings per share or cash flows for the years ended December 31, 2015 and 2014 as a result of the revision.

18. Revision of the Previously Issued Financial Statements for Correction of an Immaterial Error

We evaluated the "Other accrued entertainment liabilities" and determined it was understated by $1.2 million as of December 31, 2013. We recorded a correction to increase "Other accrued entertainment liabilities" with a corresponding increase to accumulated deficit of $1.2 million as of January 1, 2014, the earliest date presented in the financial statements.

As a result of the correction, we have revised certain amounts in our consolidated balance sheet as of December 31, 2015 and our consolidated statements of changes in stockholders' equity for the years ended December 31, 2015 and 2014. Adjustments prior to January 1, 2014 have been recognized as a cumulative correction to the beginning accumulated deficit in the consolidated statements of changes in stockholders' equity, as of January 1, 2014. We assessed the materiality of these errors on our prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the errors were not material to any of our previously issued financial statements. However, in order to correctly present the entertainment liability on a go forward basis, we revised our previously issued financial statements herein.

The effects of the revision on our consolidated balance sheet as of December 31, 2015 were as follows:

	December 31, 2015
Consolidated Balance Sheet:	As Previously Reported	Adjustments	As Revised
	(In thousands)
Other accrued entertainment liabilities	$9,211	$1,200	$10,411
Total current liabilities	27,862	1,200	29,062
Total liabilities	119,617	1,200	120,817
Accumulated deficit	(10,110)	(1,200)	(11,310)
Total RLHC stockholders' equity	133,992	(1,200)	132,792
Total stockholders' equity	167,601	(1,200)	166,401

The effects of the revision on our consolidated statements of changes in stockholders' equity were as follows:

Consolidated Statements of Changes in Stockholders' Equity:	As Previously Reported	Adjustments	As Revised
	(In thousands)
January 1, 2014:
Accumulated deficit	$(15,132)	$(1,200)	$(16,332)
RLHC total equity	137,209	(1,200)	136,009
Total equity	137,209	(1,200)	136,009

December 31, 2014:
Accumulated deficit	$(12,829)	$(1,200)	$(14,029)
RLHC total equity	140,837	(1,200)	139,637
Total equity	140,837	(1,200)	139,637

December 31, 2015:
Accumulated deficit	$(10,110)	$(1,200)	$(11,310)
RLHC total equity	133,992	(1,200)	132,792
Total equity	167,601	(1,200)	166,401

There was no impact on our consolidated revenues, operating expenses, operating income, earnings per share or cash flows for the years ended December 31, 2015 and 2014 as a result of the revision.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2016 because of a material weakness in our internal control over financial reporting, described in Management's Annual Report on Internal Control Over Financial Reporting below.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and identified a material weakness. Specifically, we did not design and maintain effective controls in order to reconcile the outstanding balance of the event ticketing liability due to third parties for ticket sales in our Entertainment segment.
Accordingly, based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2016.
To remediate the above identified material weakness in internal control over financial reporting, we have designed, implemented, and tested manual controls related to the reporting of our third party ticket sales liability recorded in our general ledger and the detailed subsidiary ledger. While we have taken these actions, the matter cannot be deemed to be remediated until operation of the controls are tested and reviewed in connection with our issuance of future financial statements.
On September 30, 2016, we acquired certain operations from Vantage Hospitality Group, Inc. (Vantage). We are in the process of integrating these Vantage operations into our overall internal control over financial reporting. As permitted by the SEC's interpretive guidance, we elected to exclude from our assessment at December 31, 2016, the internal controls over financial reporting related to the operations acquired from Vantage. Our results of operations for the year ended December 31, 2016 include $8.9 million in revenue (5% of our consolidated revenue) and $45.4 million in total assets (13% of our consolidated total assets) from Vantage operations.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting
In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our applications and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient applications, automating manual processes, or implementing necessary oversight and approval processes for new businesses. Other than the material weakness described above, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fourth fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Red Lion Hotels Corporation
Spokane, Washington
We have audited Red Lion Hotels Corporation’s (“the Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Red Lion Hotels Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have concluded that there is a material weakness regarding management’s failure to design and maintain controls over event ticketing liability due to third parties for ticket sales in the entertainment segment which the company has also identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 30, 2017 on those consolidated financial statements.
As indicated in the accompanying Item 9A, “Management’s Annual Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the 2016 acquisition of the Vantage Hospitality Group, Inc. (Vantage), which is included in the consolidated balance sheet of Red Lion Hotels Corporation as of December 31, 2016, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended. This acquisition constituted approximately 12% of total assets as of December 31, 2016, and approximately 5% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of 2016 Vantage acquisition because of the timing of the acquisition. Our audit of internal control over financial reporting of Red Lion Hotels Corporation also did not include an evaluation of the internal control over financial reporting of the 2016 Vantage acquisition.
In our opinion, Red Lion Hotels Corporation did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Red Lion Hotels Corporation as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 30, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Spokane, WA
March 30, 2017

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Name	Age	Position
Gregory T. Mount	56	President and Chief Executive Officer
Roger J. Bloss	60	Executive Vice President, President of Global Development
Bernard T. Moyle	58	Executive Vice President, Chief Operating Officer
Harry G. Sladich	55	Executive Vice President, Hotel Operations and Sales
William J. Linehan	51	Executive Vice President, Chief Marketing Officer
Thomas L. McKeirnan	48	Executive Vice President, General Counsel and Secretary
David M. Wright	47	Vice President, Interim Chief Financial Officer
Douglas L. Ludwig	63	Future Executive Vice President, Chief Financial Officer, Treasurer

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

Roger J. Bloss. Mr. Bloss is the Executive Vice President and President of Global Development of our Company since October 2016.  Mr. Bloss joins us from Vantage Hospitality, where he has served as President and Chief Executive Officer since its founding in 1999.

Bernard T. Moyle. Mr. Moyle is the Executive Vice President and Chief Operating Officer of our Company since October 2016.  Mr. Moyle joins us from Vantage Hospitality, where has served as Chief Operating Officer and Chief Financial Officer since June 2002.  Mr. Moyle has served as a director of Vantage Hospitality since 1999.  Prior to joining Vantage Hospitality Group, Inc., Mr. Moyle practiced commercial law for 18 years and was a managing partner at Benson, Moyle, Mucci LLP.

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

David M. Wright. Mr. Wright, age 47, currently serves as our interim Chief Financial Officer a position he has held since April 2016, and Vice President of Accounting, Tax & External Reporting, a position he has held since December 2015. In that position he has overseen all of our company's accounting related functions, including management of generally accepted accounting principles (GAAP) as applied within our company, comprehensive tax accounting and policies, Sarbanes-Oxley internal controls, Securities and Exchange Commission filings, quarterly reviews, annual audits and external auditor communications. From October 2008 to December 2015, Mr. Wright worked at Itron, Inc., initially as Assistant Controller for Technical Accounting until his promotion in February 2012 to Director of Global Consolidation and External Reporting. Prior to that, he worked for 11 years in increasing supervisory roles on external audit engagements at Deloitte.

Douglas L. Ludwig. On March 1, 2017, our board of directors approved the appointment of Douglas L. Ludwig, 63, as our Executive Vice President, Chief Financial Officer and Treasurer. Mr. Ludwig most recently worked as Chief Financial Officer for Baha Mar Resorts Limited from November 2006 to May 2015. Mr. Ludwig also previously worked in various accounting, financial and strategic roles at Four Seasons Hotels, Inc. from September 1984 to August 2005, including for the last 13 years of his tenure as Chief Financial Officer. Mr. Ludwig’s career began in September 1977 with KPMG where he advanced to senior audit manager prior to joining Four Seasons Hotels, Inc. in 1984. Mr. Ludwig is expected to join RLHC in April 2017.

The remainder of the information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2017 Annual Meeting of Shareholders under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” This proxy statement will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015 pursuant to Regulation 14A under the Securities Exchange Act of 1934.

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

The information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2017 Annual Meeting of Shareholders under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2017 Annual Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

See Item 5 of this Annual Report on Form 10-K for information regarding our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2017 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Transactions,” and “Corporate Governance - Director Independence.”

Item 14.	Principal Accounting Fees and Services

The information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2017 Annual Meeting of Shareholders under the caption “Principal Accounting Fees and Services.”

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

10.6
Form of Restricted Stock Unit Agreement -- Notice of Grant for the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on March 1, 2016)

Exhibit Number	Description
10.7
Form of Notice of Grant of Stock Options and Option Agreement for the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on March 1, 2016)

10.8	2008 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Schedule 14A (Commission File No. 001‑13957) filed on April 22, 2008)

10.9	First Amendment to 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on March 11, 2010)

10.10	Executive Officer’s Incentive Pay Plan Effective January 1, 2014 (incorporated by reference to Exhibit 10.10 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on March 5, 2014)

10.11	2016 RLHC Named Executive Officers Bonus Plan (incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K(Commission File No. 001‑13957) filed on April 1, 2016)

10.12	2016 RLHC Corporate Office Bonus Plan (incorporated by reference to Exhibit 10.4 in the Quarterly Report on Form 10-Q (Commission File No. 001-13957) filed on August 3, 2016

10.13
Employment offer letter of Gregory T. Mount, as amended and restated on February 27, 2015 (incorporated by reference to Exhibit 10.10 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on February 27, 2015)

10.14
Employment offer letter of James A. Bell, as amended and restated on February 27, 2015 (incorporated by reference to Exhibit 10.11 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on February 27, 2015)

10.15
Separation and Release Agreement effective April 8, 2016 between the registrant and James A. Bell (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 3, 2016)

10.16
Employment offer letter of William J. Linehan, as amended and restated on February 27, 2015 (incorporated by reference to Exhibit 10.12 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on February 27, 2015)

10.17
Executive Employment Agreement between the Registrant and Thomas L. McKeirnan, as amended and restated on February 27, 2015 (incorporated by reference to Exhibit 10.13 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on February 27, 2015)

10.18
Employment offer letter of Harry G. Sladich, as amended and restated on February 27, 2015 (incorporated by reference to Exhibit 10.14 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on February 27, 2015)

10.19
Retention Agreement dated June 24, 2014 between the Registrant and Julie Shiflett (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 8, 2014)

10.20
Employment offer letter of David Wright, as amended and restated effective April 11, 2016 (incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 3, 2016)

10.21
Employment offer letter of Roger J. Bloss effective as of October 1, 2016 (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10 Q (Commission File No. 001 13957) filed on November 9, 2016)

10.22
Employment offer letter of Bernard T. Moyle effective as of October 1, 2016 (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10 Q (Commission File No. 001 13957) filed on November 9, 2016)

Other Material Contracts

10.23
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

Exhibit Number	Description
10.24
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

10.25
Amended and Restated Limited Liability Company Agreement of RL Venture LLC dated January 16, 2015 (incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on May 8, 2015)

10.26
Membership Interest Purchase Agreement dated January 16, 2015 between the registrant and Shelbourne Falcon RLHC Investors LLC (incorporated by reference to Exhibit 10.4 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on May 8, 2015)

10.27
Registration Rights Agreement dated June 15, 2015 between the registrant and HNA RLH Investments LLC (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 5, 2015)

10.28
Investor Agreement dated June 15, 2015 among the registrant, HNA RLH Investments LLC and HNA Investment Management LLC (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 5, 2015)

10.29
Asset Purchase Agreement dated April 23, 2015 among the registrant, GuestHouse International, L.L.C. and Brendan Watters (incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 5, 2015)

10.30
 Asset Purchase Agreement, dated as of September 13, 2016, by and among Red Lion Hotels Franchising, Inc. and Red Lion Hotels Canada Franchising, Inc. Thirty-Eight Street, Inc., Vantage Hospitality Group, Inc., Vantage Franchising, Inc., Vantage Franchising (Canada) Inc., Vantage Hospitality (Canada) Inc., LHINDI, Inc., Van Asia (Korea) Ltd., and Van Asia, Ltd. (incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K (Commission File No. 001-13957) filed on September 14, 2016)

10.31
Form of Voting Agreement between Red Lion Hotels Corporation and Thirty-Eight Street, Inc. and certain stockholders of Thirty-Eight Street, Inc. (incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K (Commission File No. 001-13957) filed on September 14, 2016)

Exhibit Number	Description

12.1 *	Statement of Computation of Ratios

21 *	List of Subsidiaries of Red Lion Hotels Corporation

23 *	Consent of BDO USA, LLP

24	Powers of Attorney (included on signature page)

31.1 *	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)

31.2 *	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)

32.1 *	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(b)

32.2 *	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(b)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Exhibits filed with this report

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED LION HOTELS CORPORATION
Registrant

By:	/s/ GREGORY T. MOUNT
Gregory T. Mount
President and Chief Executive Officer

Date: March 30, 2017

POWERS OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Gregory T. Mount and David M. Wright and each of them severally, such person's true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, to execute in the name and on behalf of such person, individually and in each capacity stated below, any and all amendments to this report, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY T. MOUNT	President and Chief Executive Officer (Principal Executive Officer), Director	March 30, 2017
Gregory T. Mount

/s/ DAVID M. WRIGHT	Vice President, Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2017
David M. Wright

/s/ ROBERT G. WOLFE	Chairman of the Board of Directors	March 30, 2017
Robert G. Wolfe

/s/ RAYMOND R. BRANDSTROM	Director	March 30, 2017
Raymond R. Brandstrom

/s/ JAMES P. EVANS	Director	March 30, 2017
James P. Evans

/s/ ENRICO MARINI FICHERA	Director	March 30, 2017
Enrico Marini Fichera

/s/ MELVIN L. KEATING	Director	March 30, 2017
Melvin L. Keating

/s/ MICHAEL VERNON	Director	March 30, 2017
Michael Vernon

/s/ ALEXANDER WASHBURN	Director	March 30, 2017
Alexander Washburn