Form 10-Q
period 2017-03-31
Red Lion Hotels CORP
filed 2017-05-10
CIK 1052595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
As of April 30, 2017, there were 23,541,642 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2017 and December 31, 2016

	March 31, 2017	December 31, 2016
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents ($7,116 and $5,134 attributable to VIEs)	$31,689	$38,072
Restricted cash ($10,373 and $9,211 attributable to VIEs)	10,699	9,537
Accounts receivable, net ($3,991 and $2,811 attributable to VIEs)	13,299	10,852
Accounts receivable from related parties	2,194	1,865
Notes receivable, net	1,285	1,295
Inventories ($450 and $447 attributable to VIEs)	647	647
Prepaid expenses and other ($985 and $1,008 attributable to VIEs)	5,508	4,491
Total current assets	65,321	66,759
Property and equipment, net ($177,283 and $179,609 attributable to VIEs)	207,928	210,732
Goodwill	12,566	12,566
Intangible assets	52,336	52,854
Other assets, net ($61 and $64 attributable to VIEs)	1,851	1,624
Total assets	$340,002	$344,535
LIABILITIES
Current liabilities:
Accounts payable ($2,019 and $3,886 attributable to VIEs)	$6,782	$8,682
Accrued payroll and related benefits ($81 and $175 attributable to VIEs)	3,914	4,800
Other accrued entertainment liabilities	11,161	11,334
Other accrued liabilities ($2,579 and $1,656 attributable to VIEs)	5,444	4,336
Long-term debt, due within one year ($1,599 and $1,469 attributable to VIEs)	1,599	1,469
Contingent consideration for acquisition due to related party, due within one year	6,630	6,768
Total current liabilities	35,530	37,389
Long-term debt, due after one year, net of debt issuance costs ($108,930 and $106,862 attributable to VIEs)	108,930	106,862
Contingent consideration for acquisition due to related party, due after one year	4,336	4,432
Deferred income and other long-term liabilities ($780 and $841 attributable to VIEs)	2,116	2,293
Deferred income taxes	5,829	5,716
Total liabilities	156,741	156,692

Commitments and contingencies

STOCKHOLDERS’ EQUITY
RLHC stockholders' equity:
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 23,525,123 and 23,434,480 shares issued and outstanding	235	234
Additional paid-in capital, common stock	171,629	171,089
Accumulated deficit	(19,591)	(15,987)
Total RLHC stockholders' equity	152,273	155,336
Noncontrolling interest	30,988	32,507
Total stockholders' equity	183,261	187,843
Total liabilities and stockholders’ equity	$340,002	$344,535

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
For the Three Months Ended March 31, 2017 and 2016

	Three Months Ended
	March 31,
	2017	2016
	(In thousands, except per share data)
Revenue:
Company operated hotels	$24,696	$24,149
Other revenues from managed properties	926	1,185
Franchised hotels	10,904	3,296
Entertainment	3,379	4,031
Other	55	13
Total revenues	39,960	32,674
Operating expenses:
Company operated hotels	21,478	21,599
Other costs from managed properties	926	1,185
Franchised hotels	8,532	3,356
Entertainment	3,084	3,437
Other	4	13
Depreciation and amortization	4,543	3,502
Hotel facility and land lease	1,201	1,161
Gain on asset dispositions, net	(119)	(117)
General and administrative expenses	3,659	3,057
Acquisition and integration costs	(175)	—
Total operating expenses	43,133	37,193
Operating loss	(3,173)	(4,519)
Other income (expense):
Interest expense	(1,958)	(1,461)
Other income, net	175	219
Total other income (expense)	(1,783)	(1,242)
Loss from operations before taxes	(4,956)	(5,761)
Income tax expense	167	59
Net loss	(5,123)	(5,820)
Net (income) loss attributable to noncontrolling interest	1,519	1,021
Net loss attributable to RLHC	$(3,604)	$(4,799)

Earnings (loss) per share - basic	$(0.15)	$(0.24)
Earnings (loss) per share - diluted	$(0.18)	$(0.24)

Weighted average shares - basic	23,469	20,088
Weighted average shares - diluted	24,159	20,088

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2017 and 2016

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Operating activities:
Net loss	$(5,123)	$(5,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,543	3,502
Amortization of debt issuance costs	297	302
Gain on disposition of property, equipment and other assets, net	(119)	(117)
Deferred income taxes	113	34
Equity in investments	—	(170)
Stock based compensation expense	696	608
Provision for doubtful accounts	235	99
Fair value adjustments to contingent consideration	(234)	—
Change in current assets and liabilities:
Accounts receivable	(3,011)	(1,432)
Notes receivable	(36)	(22)
Inventories	—	79
Prepaid expenses and other	(1,247)	(600)
Accounts payable	(78)	(3,367)
Other accrued liabilities	(9)	496
Net cash used in operating activities	(3,973)	(6,408)
Investing activities:
Capital expenditures	(3,043)	(5,180)
Collection of notes receivable related to property sales	200	18
Advances on notes receivable	(154)	(329)
Proceeds from sales of short-term investments	—	365
Other, net	—	78
Net cash used in investing activities	(2,997)	(5,048)
Financing activities:
Borrowings on long-term debt	2,232	7,993
Repayment of long-term debt	(306)	—
Debt issuance costs	(22)	(34)
Proceeds from sale of interests in joint ventures	—	1,500
Reduction of additional paid in capital for repurchased restricted stock units	(224)	(161)
Other, net	69	77
Net cash provided by financing activities	1,749	9,375

Change in cash, cash equivalents and restricted cash:
Net decrease in cash, cash equivalents and restricted cash	(5,221)	(2,081)
Cash, cash equivalents and restricted cash at beginning of period	47,609	35,202
Cash, cash equivalents and restricted cash at end of period	$42,388	$33,121

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (Continued)
For the Three Months Ended March 31, 2017 and 2016

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Income taxes	$6	$14
Interest on debt	$1,155	$1,298
Non-cash investing and financing activities:
Property and equipment, purchases not yet paid	$417	$1,757
Reclassification of long-term note receivable to short-term	$—	$2
Reclassification of long-term debt to current	$130	$—

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation ("RLHC", "we", "our", "us" or "our company") is a NYSE-listed hospitality and leisure company (ticker symbol: RLH) primarily engaged in the management, franchising and ownership of hotels under the following proprietary brands:

• Hotel RL	• America's Best Inn & Suites
• Red Lion Hotels	• Signature Inn
• Red Lion Inn & Suites	• Jameson Inns
• GuestHouse	• Country Hearth Inns & Suites
• Settle Inn	• Value Inn Worldwide
• Americas Best Value Inn	• Value Hotel Worldwide
• Canadas Best Value Inn	• 3 Palm Hotels
• Lexington Hotels & Inns

A summary of our hotels and available rooms as of March 31, 2017 is provided below:

	Company Operated		Franchised		Total Systemwide
	Hotels	Total Available Rooms	Hotels	Total Available Rooms	Hotels	Total Available Rooms
Total	20	4,200	1,123	69,200	1,143	73,400

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

We are authorized to issue 50 million shares of common stock, par value $0.01 per share, and five million shares of preferred stock, par value $0.01 per share. As of March 31, 2017, there were 23,525,123 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. The board of directors has the authority, without action by the shareholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights of the common stock.

Each holder of common stock is entitled to one vote for each share held on all matters to be voted upon by the shareholders with no cumulative voting rights. Holders of common stock are entitled to receive ratably the dividends, if any, which are declared from time to time by the board of directors out of funds legally available for that purpose. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that we may designate in the future.

2.	Summary of Significant Accounting Policies

The unaudited consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with generally accepted accounting principles in the United States of America ("GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations.

The consolidated balance sheet as of December 31, 2016 has been compiled from the audited balance sheet as of such date. We believe the disclosures included herein are adequate; however, they should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2016, filed with the SEC in our Annual Report on Form 10-K on March 31, 2017.

In the opinion of management, these unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly our Consolidated Balance Sheet at March 31, 2017, the Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016. The results of operations for the periods presented may not be indicative of that which may be expected for a full year or for any other fiscal period.

Comprehensive income (loss) is the same as net income (loss) for all periods presented. Therefore, a separate statement of comprehensive income (loss) is not included in the accompanying consolidated financial statements.

Principles of Consolidation

The financial statements encompass the accounts of RLHC and all of its consolidated subsidiaries, including:
Wholly-owned subsidiaries:
• Red Lion Hotels Holdings, Inc.
• Red Lion Hotels Franchising, Inc.
• Red Lion Hotels Canada Franchising, Inc.
• Red Lion Hotels Management, Inc. ("RL Management")
• Red Lion Hotels Limited Partnership
• TicketsWest.com, Inc.
Joint venture entities:
• RL Venture LLC ("RL Venture") in which we hold a 55% member interest
• RLS Atla Venture LLC ("RLS Atla Venture") in which we hold a 55% member interest
• RLS Balt Venture LLC ("RLS Balt Venture") in which we hold a 73% member interest
• RLS DC Venture LLC ("RLS DC Venture") in which we hold a 55% member interest

All inter-company and inter-segment transactions and accounts have been eliminated upon consolidation.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. At times, cash balances at banks and other financial institutions may be in excess of federal insurance limits.

Restricted Cash

In accordance with our various borrowing arrangements, at March 31, 2017 and December 31, 2016 cash of $10.7 million and $9.5 million, respectively, was held primarily as reserves for debt service (interest only), property improvements, and other requirements from the lenders.

In our Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, we include restricted cash with cash and cash equivalents when reconciling the beginning and ending balances for each period. The balances included in the Consolidated Statements of Cash Flows for the periods ended are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash and cash equivalents	$31,689	$18,852
Restricted cash	10,699	14,269
Cash, cash equivalents and restricted cash	$42,388	$33,121

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

The following schedule summarizes the activity in the allowance account for trade accounts receivable (in thousands):

	2017	2016
Allowance for doubtful accounts
Balance, January 1	$944	$657
Additions to allowance	217	99
Write-offs, net of recoveries	28	(2)
Balance, March 31	$1,189	$754

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

Prepaid and other expenses

Prepaid and other expenses include prepaid insurance, prepaid taxes, deposits, advertising costs and prepaid costs related to our brand conferences.

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

Goodwill and Intangible Assets

Goodwill and intangible assets may result from our business acquisitions. Intangible assets may also result from the purchase of assets and intellectual property in a transaction that does not qualify as a business combination. We use estimates, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows, and fair values of the related operations, in determining the value assigned to goodwill and intangible assets. Our finite-lived intangible assets, which include customer contracts and certain brand names that we do not expect to maintain indefinitely, are amortized over their expected useful lives based on estimated discounted cash flows. The remaining brand name and trademark assets are considered indefinite-lived intangible assets and are not subject to amortization. Finite-lived intangible assets are tested for impairment at the asset group level when events or changes in circumstances indicate the carrying value may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually, when events or changes in circumstances indicate the asset may be impaired, or at the time when their useful lives are determined to be no longer indefinite.

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

In assessing the qualitative factors, we assess relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances, and how these may impact a reporting unit's fair value or carrying amount, involves significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, RLHC-specific events, and share price trends, and making the assessment as to whether each relevant factor would impact the impairment test positively or negatively and the magnitude of any such impact.

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

Other Assets

Other assets primarily consist of key money arrangements with certain of our franchisees and IT system implementation and license costs, for both our franchisees and our company operated hotels. We recognize key money paid in conjunction with entering into long-term franchise agreements as prepaid expenses and amortize the amount paid as a reduction of revenue over the term of the franchise agreements. IT system implementation and license costs represent costs incurred to implement and operate RevPak, our proprietary guest management system application and are amortized over the initial term of the software license arrangement or the current license period, as applicable.

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

Deferred Income

In 2003, we sold a hotel to an unrelated party in a sale-operating leaseback transaction. The pre-tax gain on the transaction of approximately $7.0 million was deferred and is being amortized into income over the period of the lease term, which expires in November 2018 and is renewable for three, five-year terms at our option. During the three months ended March 31, 2017 and 2016, we recognized income of approximately $0.1 million each period for the amortization of the deferred gain. The remaining balances at March 31, 2017 and December 31, 2016 were $0.7 million and $0.9 million.

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

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning, and results of recent operations. At March 31, 2017 and December 31, 2016, a valuation allowance has been recorded to reduce our deferred tax assets to an amount that is more likely than not to be realized. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We classify any interest expense and penalties related to underpayment of taxes and any interest income on tax overpayments as components of income tax expense.

We record uncertain tax positions in accordance with Accounting Standards Codification ("ASC") 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. See Note 13.

Revenue Recognition

Revenue is generally recognized as services are provided. When payments from customers are received before services have been performed, the amount received is recorded as deferred revenue until the service has been completed. We recognize revenue from the following sources:

•
Company Operated Hotels - Room rental and food and beverage sales from majority owned and leased hotels and management fees from hotels under management contract. Revenues are recognized when services have been performed, generally at the time of the hotel stay or guest's visit to the restaurant or at the time the management services are provided. We recognize other revenue and costs from managed properties when we incur the related reimbursable costs. These costs primarily consist of payroll and related expenses at managed properties where we are the employer. As these costs have no added markup, the revenue and related expense have no impact on either our operating or net income.

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

Advertising and Promotion

Costs associated with advertising and promotional efforts are generally expensed as incurred. During the three months ended March 31, 2017 and 2016 we incurred approximately $1.1 million and $1.4 million, respectively in advertising expense.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share attributable to RLHC is computed by dividing income (loss) attributable to RLHC by the weighted‑average number of shares outstanding during the period. Diluted earnings (loss) per share attributable to RLHC gives effect to all dilutive potential shares that are outstanding during the period and include outstanding stock options, other outstanding employee equity grants, warrants and amounts contingently issuable in association with the Vantage acquisition contingent consideration, by increasing the weighted-average number of shares outstanding by their effect. See Note 12.

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
Reclassifications

Effective for the year ended December 31, 2016, we early adopted Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. We have revised the Consolidated Statement of Cash Flows for the three months ended March 31, 2016 to reflect the adoption of this new standard. For a discussion of the new guidance and the impact of the adoption on our consolidated financial statements, refer to the discussion below in New and Recent Accounting Pronouncements.

New and Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Upon adoption our financial statements will include expanded disclosures related to contracts with customers. We are continuing our assessment of other impacts on our financial statements at this time.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We had $84.2 million of operating lease obligations as of March 31, 2017 (see Note 9) and upon the adoption of the standard will record an ROU asset and lease liability for present value of these leases, which will have a material impact on the balance sheet. However, the statement of comprehensive income (loss) recognition of lease expenses is not expected to change from the current methodology.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU is designed to improve the accounting for share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment awards are simplified with this ASU, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. We adopted ASU 2016-09 effective January 1, 2017, and the adoption of ASU 2016-09 did not have a material impact on our financial condition, results of operations or cash flows.

The FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments to address diversity in practice for eight specific topics: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-

coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. This guidance is effective for us beginning January 1, 2018. As this ASU is clarifying only presentation matters within the statement of cash flows, we do not expect it to have a material impact on our consolidated financial statements.

The FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash to require that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. We early adopted this standard, as permitted, effective for the year ended December 31, 2016. We have revised the Consolidated Statement of Cash Flows for the three months ended March 31, 2016 to reflect the adoption of this standard. As the result, the total change in cash flows for the first quarter of 2016 was a decrease of $3.0 million of cash outflows, of which $2.4 million was for operating activities, and $0.6 million was for investing activities. The change was the result of the $3.0 million net transfer of cash to restricted cash as part of our joint venture debt arrangements.

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

In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.  The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The guidance is effective for us as of January 1, 2018 in conjunction with our adoption of ASU 2014-09. Entities may use either a full or modified approach to adopt the ASU. We are assessing the impact of the adoption of this new guidance on our financial statements.

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

Selected financial information is provided below (in thousands):

Three Months Ended March 31, 2017	Company Operated Hotels	Franchised Hotels	Entertainment	Other	Total
Revenue	$25,622	$10,904	$3,379	$55	$39,960
Operating expenses:
Segment operating expenses	22,404	8,532	3,084	4	34,024
Depreciation and amortization	3,667	558	33	285	4,543
Other operating expenses, acquisition costs and gains on asset dispositions	1,084	(276)	—	3,758	4,566
Operating income (loss)	$(1,533)	$2,090	$262	$(3,992)	$(3,173)

Capital expenditures	$541	$369	$59	$254	$1,223
Identifiable assets as of March 31, 2017	$248,353	$68,813	$4,893	$17,943	$340,002

Three Months Ended March 31, 2016	Company Operated Hotels	Franchised Hotels	Entertainment	Other	Total
Revenue	$25,334	$3,296	$4,031	$13	$32,674
Operating expenses:
Segment operating expenses	22,784	3,356	3,437	13	29,590
Depreciation and amortization	3,319	(86)	54	215	3,502
Other operating expenses and gains on asset dispositions	1,045	—	—	3,056	4,101
Operating income (loss)	$(1,814)	$26	$540	$(3,271)	$(4,519)

Capital expenditures	$6,580	$—	$—	$107	$6,687
Identifiable assets as of December 31, 2016	$260,583	$66,601	$5,580	$11,771	$344,535

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

RL Venture

In January 2015, we transferred 12 of our wholly-owned hotels into RL Venture, a newly created entity that was initially wholly-owned by us, and immediately sold a 45% ownership stake in RL Venture to Shelbourne Falcon RLHC Hotel Investors LLC ("Shelbourne Falcon"), an entity that is led by Shelbourne Capital LLC ("Shelbourne"). Subsequently we disposed of one hotel, leaving 11 properties owned by RL Venture. We maintain a 55% interest in RL Venture, and the 11 hotels are managed by RL Management, one of our wholly-owned subsidiaries, subject to a management agreement. RL Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RL Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over two of the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne Falcon, which does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our 55% equity interest and management fees. As a result, we consolidate RL Venture. The equity interest owned by Shelbourne Falcon is reflected as a noncontrolling interest in the consolidated financial statements.

Cash distributions may be made periodically based on calculated distributable income. There were no cash distributions made during the three months ended March 31, 2017 or 2016.

Subsequent to the three months ended March 31, 2017, RL Venture made a cash distribution totaling $1.5 million, of which RLHC received $0.8 million.

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

In May 2017, RLHC provided $2.8 million to RLS Balt Venture to fund operating losses. This funding was not treated as a loan or as a capital contribution. Rather, it is preferred capital of RLS Balt Venture and will be repaid only when the Baltimore hotel property is sold or when RLS Balt Venture is liquidated. Upon such an event, RLHC will receive the $2.8 million plus a preferred return of 9%, compounded annually, prior to any liquidation proceeds being returned to the members.

Cash distributions may be made periodically based on calculated distributable income. There were no cash distributions made during the three months ended March 31, 2017 or 2016.

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

Cash distributions may be made periodically based on calculated distributable income. There were no cash distributions made during the three months ended March 31, 2017 or 2016.

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

In May 2017, RLHC provided $950,000 to RLS DC Venture to fund restricted cash required by the loan agreement. This funding was not treated as a loan or as a capital contribution. Rather, it is preferred capital of RLS DC Venture and will be repaid only when the DC hotel property is sold, when RLS DC Venture is liquidated, or the restricted cash is released per the loan agreement. Upon such an event, RLHC will receive the $950,000 plus a preferred return of 9%, compounded annually, prior to any liquidation proceeds being returned to the members.

Cash distributions may be made periodically based on calculated distributable income. There were no cash distributions made during the three months ended March 31, 2017 or 2016.

5.    Property and Equipment

Property and equipment is summarized as follows (in thousands):

	March 31, 2017	December 31, 2016
Buildings and equipment	$254,328	$251,731
Furniture and fixtures	37,247	37,767
Landscaping and land improvements	7,972	7,928
	299,547	297,426
Less accumulated depreciation	(138,371)	(134,346)
	161,176	163,080
Land	43,192	43,193
Construction in progress	3,560	4,459
Property and equipment, net	$207,928	$210,732

6.     Goodwill and Intangible Assets

Goodwill represents the excess of the estimated fair value of the net assets acquired as a result of business combinations over the net tangible and identifiable intangible assets acquired. Goodwill was recorded in prior years in connection with the acquisitions of certain franchise and entertainment businesses.

The Red Lion, GuestHouse and Settle Inn & Suites brand names are identifiable, indefinite-lived intangible assets that represent the separable legal right to tradenames and associated trademarks. We acquired the Red Lion brand name in a business combination we entered into in 2001. We purchased the GuestHouse and Settle Inn & Suites brand names from GuestHouse International LLC in April 2015 and have allocated $5.4 million of the final purchase price to the brand names.

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

In the table below, the customer contracts represent the franchise license agreements acquired with the GuestHouse and Vantage acquisitions. For GuestHouse, we allocated $3.3 million of the final purchase price to the customer contracts. GuestHouse franchise license agreements are amortized over 10 years, which represents the period of expected cash flows, using an accelerated amortization method that matches the economic benefit of the agreements. For Vantage, we allocated $8.4 million to customer contracts and are amortizing them over 15 years, which represents the period of expected cash flows, using an accelerated amortization method that matches the economic benefit of the agreements.

Certain of our brand names and trademarks are considered to have indefinite lives. We assess goodwill and the other indefinite lived intangible assets for potential impairments annually as of October 1, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets. We did not impair any goodwill or intangible assets during the three months ended March 31, 2017 or 2016.

The following table summarizes the balances of goodwill and other intangible assets (in thousands):

	March 31, 2017	December 31, 2016
Goodwill	$12,566	$12,566

Intangible assets
Brand name - indefinite lived	$39,704	$39,704
Brand name - finite lived, net	2,577	2,664
Customer contracts, net	9,921	10,352
Trademarks	134	134
Total intangible assets	$52,336	$52,854

Goodwill and other intangible assets attributable to each of our business segments at March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017		December 31, 2016
		Intangible		Intangible
	Goodwill	Assets	Goodwill	Assets
Company operated hotels	$—	$4,660	$—	$4,660
Franchised hotels	9,405	47,670	9,405	48,188
Entertainment	3,161	6	3,161	6
Total	$12,566	$52,336	$12,566	$52,854

The following table summarizes the balances of amortized customer contracts and finite-lived brand names (in thousands):

	March 31, 2017	December 31, 2016
Customer contracts	$11,673	$11,673
Brand name - finite lived	2,751	2,751
Accumulated amortization	(1,926)	(1,408)
Net carrying amount	$12,498	$13,016

As of March 31, 2017, estimated future amortization expenses related to our customer contracts and finite-lived brand names is as follows (in thousands):

Year ending December 31,	Amount
2017 (remainder)	$1,535
2018	1,798
2019	1,610
2020	1,419
2021	1,261
Thereafter	4,875
Total	$12,498

7. Long-Term Debt
The current and noncurrent portions of long-term debt as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31, 2017		December 31, 2016
	Current	Non-Current	Current	Non-Current
RL Venture	$1,394	$71,748	$1,375	$69,841
RL Baltimore	—	13,300	—	13,300
RLH Atlanta	70	9,330	40	9,360
RLH DC	135	16,547	54	16,628
Total debt	1,599	110,925	1,469	109,129
Unamortized debt issuance costs	—	(1,995)	—	(2,267)
Long-term debt net of debt issuance costs	$1,599	$108,930	$1,469	$106,862
The collateral for each of the borrowings within the joint venture entities is the assets and proceeds of each respective entity.
RL Venture

In January 2015, RL Venture Holding LLC, a wholly-owned subsidiary of RL Venture, and each of its 12 wholly-owned subsidiaries entered into a loan agreement with Pacific Western Bank. The original principal amount of the loan was $53.8 million with an additional $26.2 million to be drawn over a two-year period to cover improvements related to the 12 hotels owned by the subsidiaries. We drew $2.2 million during the three months ended March 31, 2017. At March 31, 2017, there were unamortized debt issuance fees of $1.2 million.

The loan matures in January 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.75%. Fixed monthly principal payments began in January 2017 in an amount that would repay the outstanding principal balance over a twenty-five year amortization period.

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

The loan requires us to comply with customary reporting and operating covenants applicable to RL Venture, including requirements relating to debt service loan coverage ratios. It also includes customary events of default. We were in compliance with these covenants at March 31, 2017.

RL Baltimore

In April 2015, RL Baltimore obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by the Hotel RL Baltimore Inner Harbor. The initial principal amount of the loan was $10.1 million, and the lender agreed to advance an additional $3.2 million to cover expenses related to improvements to the hotel, which we drew during the year ended December 31, 2015. At March 31, 2017 the funds on the loan were fully disbursed. At March 31, 2017, there were unamortized debt issuance fees of $0.3 million.

The loan matures in May 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.25%. No principal payments are required during the initial term of the loan. Principal payments of $16,000 per month are required beginning in May 2018 if the extension option is exercised.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RL Baltimore under the loan agreement is generally non-recourse.  However, the lender may obtain a monetary judgment against RL Baltimore if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  RLHC has guaranteed these recourse obligations of RL Baltimore and agreed to customary reporting and operating covenants. We were in compliance with these covenants at March 31, 2017.

RLH Atlanta

In September 2015, RLH Atlanta obtained a mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by a hotel adjacent to the Atlanta International Airport, which opened in April 2016 as the Red Lion Hotel Atlanta International Airport. The initial principal amount of the loan was $6.0 million, and the lender agreed to advance an additional $3.4 million to cover expenses related to improvements to the hotel, which we drew in the three months ended March 31, 2016. At March 31, 2017 the funds on the loan were fully disbursed. At March 31, 2017, there were unamortized debt issuance fees of $0.1 million.

The loan matures in September 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.35%. Monthly principal payments of $10,000 are due beginning in September 2017.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RLH Atlanta under the loan agreement is generally non-recourse.  However, the lender may obtain a monetary judgment against RLH Atlanta if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  RLHC has guaranteed these recourse obligations of RLH Atlanta and agreed to customary reporting and operating covenants. We were in compliance with these covenants at March 31, 2017.

RLH DC

In October 2015, RLH DC obtained a new mortgage loan from Pacific Western Bank secured by the Hotel RL Washington DC. The initial principal amount of the loan was $15.2 million, and the lender agreed to advance an additional $2.3 million to cover expenses related to improvements to the hotel. We drew $1.5 million in additional funds during the year ended December 31, 2016. At March 31, 2017, the remaining amount of funds available to draw on the loan was $0.8 million, and there were unamortized debt issuance costs of $0.3 million.

The loan matures in October 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.55%. Fixed monthly principal payments begin in October 2018 in an amount that will repay the outstanding principal balance over a twenty-five years year amortization period.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RLH DC under the loan agreement is generally non-recourse.  However, the lender may obtain a monetary judgment against RLH DC if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  RLHC has guaranteed these recourse obligations of RLH DC and agreed to customary reporting and operating covenants. We were in compliance with these covenants at March 31, 2017.

Contractual maturities for long-term debt outstanding at March 31, 2017, for the next five years are summarized by the year as follows (in thousands):

Year ending December 31,	Amount
2017 (remainder)	$1,132
2018	24,442
2019	86,950
2020	—
2021	—
Thereafter	—
Total	$112,524

8.    Derivative Financial Instruments

We do not enter into derivative transactions for trading purposes, but rather to hedge our exposure to interest rate fluctuations. We manage our floating rate debt using interest rate caps in order to reduce our exposure to the impact of changing interest rates and future cash outflows for interest. We estimate the fair value of our interest rate caps via standard calculations that use as their basis readily available observable market parameters. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service, which is a Level 2 input. Changes in fair value of these instruments are recognized in interest expense on the Consolidated Statements of Operations. At March 31, 2017, the valuation of the interest rate caps resulted in the recognition of assets with minimal values both individually and in the aggregate, which are included in "Other assets, net" on the Consolidated Balance Sheets.

Subsidiary	Institution	Original Notional Amount	LIBOR Reference Rate Cap	Expiration
		(In millions)
RL Venture	Commonwealth Bank of Australia	$80.0	4.0%	January 2018
RL Baltimore	Commonwealth Bank of Australia	$13.3	3.0%	May 2018
RLH Atlanta	SMBC Capital Markets, Inc.	$9.4	3.0%	September 2018
RLH DC	Commonwealth Bank of Australia	$17.5	3.0%	November 2018

9.    Operating and Capital Lease Commitments

We have both operating and capital leases in the normal course of business. The operating leases relate to five of our company operated hotel properties and our three administrative offices. We are obligated under capital leases for certain hotel equipment at our company operated hotel locations. The capital leases typically have a five-year term. The equipment assets are included within our property and equipment balance and are depreciated over the lease term.

Total future minimum payments due under all current term operating and capital leases at March 31, 2017, are as indicated below (in thousands):

Year ending December 31,	Total Lease Obligation	Operating Lease Obligation	Capital Lease Obligation
2017 (remainder)	$4,582	$4,390	$192
2018	5,244	4,980	264
2019	4,580	4,316	264
2020	4,531	4,294	237
2021	2,877	2,752	125
Thereafter	63,453	63,453	—
Total	$85,267	$84,185	$1,082

Total rent expense under leases for the three months ended March 31, 2017 and 2016 was $1.6 million and $1.4 million, respectively, which represents the total of amounts shown within Hotel facility and land lease expense, as well as amounts included within Franchise, Entertainment, and General and Administrative operating expenses on our consolidated statements of operations.

10.    Commitments and Contingencies

At any given time we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a materially adverse effect on our consolidated financial position or net cash flow.

11.    Stock Based Compensation

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

The 2015 Stock Incentive Plan authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The plan was approved by our shareholders and allows awards of 1.4 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of March 31, 2017, there were 264,375 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2015 plan.

Stock based compensation expense reflects the fair value of stock based awards measured at grant date, including an estimated forfeiture rate, and is recognized over the relevant service period. For the three months ended March 31, 2017 and 2016 stock-based compensation expense is as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Stock options	$17	$—
Restricted stock units	566	496
Unrestricted stock awards	105	105
Employee Stock Purchase Plan	8	7
Total stock-based compensation	$696	$608

Stock Options

Stock options issued are valued based upon the Black-Scholes option pricing model and we recognize this value as an expense over the periods in which the options vest. Use of the Black-Scholes option-pricing model requires that we make certain assumptions, including expected volatility, forfeiture rate, risk-free interest rate, expected dividend yield and expected life of the options, based on historical experience. Volatility is based on historical information with terms consistent with the expected life of the option. The risk free interest rate is based on the quoted daily treasury yield curve rate at the time of grant, with terms consistent with the expected life of the option. For the three months ended March 31, 2017 there were no stock options granted. For the three months ended March 31, 2016 there were 81,130 shares granted.

Stock option fair value assumptions are as follows for stock options granted during the three months ended March 31, 2016:

Grant Date	Volatility	Forfeiture Rate	Risk-free Interest Rate	Dividend Yield	Expected Life (Years)
March 28, 2016	61.12%	21.07%	1.37%	—%	5

A summary of stock option activity for the three months ended March 31, 2017, is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2017	132,868	$8.91
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Balance, March 31, 2017	132,868	$8.91
Exercisable, March 31, 2017	72,021	$9.51

Additional information regarding stock options outstanding and exercisable as of March 31, 2017, is presented below:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$8.20	81,130	8.99	2026	$8.20	$—	20,283	$8.20	$—
$8.74	36,093	1.14	2018	$8.74	—	36,093	$8.74	—
$13.00	15,645	0.13	2017	$13.00	—	15,645	$13.00	—
	132,868	5.81	2017-2026	$8.91	$—	72,021	$9.51	$—

(1)
The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been exercised on the last trading day of the first three months of 2017, or March 31, 2017, based upon our closing stock price on that date of $7.05.

Restricted Stock Units, Shares Issued as Compensation

During three months ended March 31, 2017 and 2016, we granted 318,815 and 242,989 unvested restricted stock units, respectively, to executive officers and other key employees, which typically vest 25% each year for four years on each anniversary of the grant date. While all of the shares are considered granted, they are not considered issued or outstanding until vested. As of March 31, 2017 and 2016, there were 1,235,035 and 1,382,344 unvested restricted stock units outstanding, respectively. Since we began issuing restricted stock units, approximately 21.0% of total restricted stock units granted have been forfeited.

A summary of restricted stock unit activity for the three months ended March 31, 2017, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2017	1,036,680	$7.27
Granted	318,815	$7.09
Vested	(97,241)	$7.31
Forfeited	(23,219)	$7.04
Balance, March 31, 2017	1,235,035	$7.22

We issued 97,241 shares of common stock to employees during the first three months of 2017 as their restricted stock units vested. Under the terms of the 2006 and 2015 plans and upon issuance, we authorized a net settlement of distributable shares to employees after consideration of individual employees' tax withholding obligations, at the election of each employee. The fair value of restricted stock that vested during the three months ended March 31, 2017 and 2016 was approximately $0.7 million and $0.5 million, respectively.

During the three months ended March 31, 2017 and 2016, we recognized $0.6 million and $0.5 million, respectively, in compensation expense related to these grants, and expect to record and additional $6.5 million in compensation expense over the remaining weighted average vesting periods of 33 months.

Unrestricted Stock Awards

Unrestricted stock awards are granted to members of our board of directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of the grant.

The following table summarizes unrestricted stock award activity for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Shares of unrestricted stock granted	12,426	14,934
Weighted average grant date fair value per share	$8.45	$7.03

Employee Stock Purchase Plan

In 2008, we adopted a new employee stock purchase plan ("ESPP") upon expiration of our previous plan. Under the ESPP, 300,000 shares of common stock are authorized for purchase by eligible employees at a 15% discount through payroll deductions. No employee may purchase more than $25,000 worth of shares, or more than 10,000 total shares, in any calendar year. As allowed under the ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. During the three months ended March 31, 2017 and 2016, there were 12,554 and 12,735 shares, respectively issued, and approximately $8,000 and $7,000 was recorded in compensation expense related to the discount associated with the plan in each year, respectively.

	Three Months Ended March 31,
	2017	2016
Shares of stock sold to employees	12,554	12,735
Weighted average fair value per ESPP award	$6.00	$5.96

Warrants

In January 2015, in connection with Shelbourne Falcon’s purchase of equity interests in RL Venture, we issued Shelbourne warrants to purchase 442,533 shares of common stock. The warrants have a five year term from the date of issuance and a per share exercise price of $6.78. The warrants have been classified as equity due to required share settlement upon exercise. Accordingly, the estimated fair value of the warrants was recorded in additional paid in capital upon issuance, and we do not recognize subsequent changes in fair value in our financial statements. As of March 31, 2017 all warrants were still outstanding.

12.    Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the three months ended March 31, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Numerator - basic and diluted:
Net income (loss)	$(5,123)	$(5,820)
Less: net (income) loss attributable to noncontrolling interests	1,519	1,021
Net income (loss) attributable to RLHC	(3,604)	(4,799)
Less: fair value adjustment of share component of contingent consideration	(713)	—
Net income (loss) attributable to RLHC for diluted earnings (loss) per share	$(4,317)	$(4,799)

Denominator:
Weighted average shares - basic	23,469	20,088
Weighted average shares - diluted	24,159	20,088

Earnings (loss) per share - basic	$(0.15)	$(0.24)

Earnings (loss) per share - diluted	$(0.18)	$(0.24)

The following table presents options to purchase common shares, restricted stock units outstanding, warrants to purchase common shares and contingently issuable shares included in the earnings per share calculation and the amount excluded from the dilutive earnings per share calculation as they were considered antidilutive for three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017, we recognized $0.7 million of income related to the change in fair value of the share component of the contingent consideration (classified within acquisition and integration costs on our Consolidated Statement of Operations), as the result of the $1.30 per share decrease in our stock price from December 31, 2016 to March 31, 2017.

	Three Months Ended March 31,
	2017	2016
Stock Options(1)
Dilutive awards outstanding	—	—
Antidilutive awards outstanding	132,868	152,806
Total awards outstanding	132,868	152,806

Restricted Stock Units(2)
Dilutive awards outstanding	—	—
Antidilutive awards outstanding	1,235,035	1,382,344
Total awards outstanding	1,235,035	1,382,344

Warrants(3)
Dilutive awards outstanding	—	—
Antidilutive awards outstanding	442,533	442,533
Total awards outstanding	442,533	442,533

Shares for Vantage Contingent Consideration(4)
Dilutive awards outstanding	690,000	—
Antidilutive awards outstanding	—	—
Total awards outstanding	690,000	—

Total dilutive awards outstanding	690,000	—
(1) All stock options were anti-dilutive as a result of the RLHC weighted average share price during the reporting periods.
(2) All restricted stock units were anti-dilutive due to the net loss attributable to RLHC in the reporting periods. If we had reported net income for the three months ended March 31, 2017 and 2016 then 375,260 and 417,041 units, respectively, would have been dilutive.
(3) All warrants were anti-dilutive due to the net loss attributable to RLHC in the reporting periods. If we had reported net income for the three months ended March 31, 2017 and 2016 then 49,665 and 1,312 units, respectively, would have been dilutive.
(4) As part of the Vantage acquisition, up to an additional 690,000 shares may be issued with the one-year and two-year contingent consideration earns outs (see Note 16). These shares would not be included in basic shares outstanding until the period the contingency is resolved. For purposes of calculating earnings per share, the income or expense recognized during the period that is related to the changes in the fair value of the share component of the contingent consideration is added back to net income/loss. For the three months ended March 31, 2017, we recognized $0.7 million of income related to the change in fair value of the share component of the contingent consideration (classified within acquisition and integration costs on our Consolidated Statement of Operations), as the result of the $1.30 per share decrease in our stock price from December 31, 2016 to March 31, 2017.

13.    Income Taxes

We recognized an income tax provision of $0.2 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. The income tax provision varies from the statutory rate primarily due to a full valuation allowance against our deferred assets, as well as for deferred tax expense associated with our acquired indefinite-lived intangible assets, which are amortized for tax purposes but not for U.S. GAAP purposes.

We have federal operating loss carryforwards, which will expire beginning in 2032, state operating loss carryforwards, which will expire beginning in 2017, and tax credit carryforwards, which will begin to expire in 2024.

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

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$1,285	$1,285	$1,295	$1,295
Financial liabilities:
Total debt	$112,524	$110,936	$110,598	$107,858
Total capital lease obligations	1,082	1,082	1,147	1,147

15.    Related Party Transactions

All four of our joint ventures - RL Venture, RLS Atla Venture, RLS Balt Venture and RLS DC Venture - have agreed to pay to Shelbourne Capital, LLC (Shelbourne Capital) an investor relations fee each month equal to 0.50% of its total aggregate revenue. The amount Shelbourne Capital earned from all four joint ventures during the three months ended March 31, 2017 and 2016 totaled $90,000 and $85,000, respectively. Columbia Pacific Opportunity Fund, LP, one of our largest shareholders, is an investor in Shelbourne Falcon, our minority partner in RL Venture. During the three months ended March 31, 2017 and 2016, Shelbourne Capital earned $75,000 from RL Venture in each period.

RL Venture has also agreed to pay CPA Development, LLC, an affiliate of Columbia Pacific Opportunity Fund, LP, a construction management fee of $200,000 related to the renovation projects. No payment was due from RL Venture to CPA Development, LLC during the three months ended March 31, 2017, as the obligation was fully paid by the end of 2016. RL Venture paid $33,000 for the construction management fee during the three months ended March 31, 2016.

In May 2015, we entered into a management agreement with the owner (the LLC entity) of Red Lion Hotel Woodlake Conference Center Sacramento (a franchised property). A member of our board of directors is a 50% owner of the entity that serves as the manager member of the LLC entity. During the three months ended March 31, 2016, we recognized management fee and brand marketing fee revenue from the LLC entity of $30,000. On December 12, 2016 the LLC permanently closed the Red Lion Hotel Woodlake.

Effective March 29, 2016, our wholly owned subsidiary, RL Management entered into a one-year contract to manage the Hudson Valley Resort and Spa, a hotel located in Kerhonkson, New York. The hotel is owned by HNA Hudson Valley Resort & Training Center LLC, an affiliate of HNA RLH Investments LLC, one of our largest shareholders, and is controlled by HNA Group North America LLC, for which Enrico Marini Fichera, one of our directors, serves as the Head of Investments. Under that contract, our subsidiary is entitled to a monthly management fee equal to $8,333 or three percent of the hotel’s gross operating revenues, whichever is larger. During the three months ended March 31, 2017, we recognized management fee revenue from HNA Hudson Valley Resort & Training Center LLC of $21,000. We continue to manage the property while a new agreement is negotiated.

The total amounts receivable from related parties, primarily related to hotel management agreements, were $2.2 million and $1.9 million at March 31, 2017 and December 31, 2016, and are classified within Accounts receivable from related parties on our consolidated balance sheets. Subsequent to March 31, 2017, we received a payment of $0.8 million that fully settled one related party receivable balance.

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

The purchase price totaled $40.2 million, including the following (in thousands):

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
(1) in thousands

If the room counts are below the 80% thresholds at each anniversary date, but the annual franchise revenue, measured as the most recent twelve months ending on the anniversary date, of the Vantage properties is equal to or exceeds the closing date revenue benchmark, then the contingent consideration would be paid at the anniversary date based on the 90% threshold in the table above. The contingent consideration is measured at each anniversary date independent of the other measurement period and is recorded as a liability due to the expected payment of cash and a variable number of shares. Changes in the obligation are recognized within acquisition and integration costs in the Consolidated Statements of Operations. At each reporting period, we are required to assess the fair value of the liability and record any changes in fair value in our Consolidated Statement of Operations. For the first quarter of 2017, we recognized $0.2 million in income associated with our updated assessment, including $0.7 million of income related to the change in fair value of the share component of the contingent consideration (classified within acquisition and integration costs on our Consolidated Statement of Operations), as the result of the $1.30 per share decrease in our stock price from December 31, 2016 to March 31, 2017. As of March 31, 2017 and December 31, 2016, the estimated fair value of the contingent consideration was $11.0 million and $11.2 million, respectively. Roger J. Bloss and Bernard T. Moyle were appointed to executive management positions at RLHC following the closing of the acquisition, and Messrs. Bloss and Moyle also have ownership interests in TESI. Therefore, the contingent consideration obligations are classified as related party liabilities within our consolidated balance sheets.

The following supplemental pro forma results are based on the individual historical results of RLHC and Vantage, with adjustments to give effect to the combined operations as if the acquisition had been consummated on January 1, 2016 (unaudited):

Three Months Ended March 31, 2016
(in thousands)
Revenue	$40,552
Income (loss) before income taxes	(4,930)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will” and similar expressions or their negatives are used in this quarterly report, these are forward-looking statements. Many possible events or factors, including those discussed in “Risk Factors” under Item 1A of our annual report on Form 10-K for the year ended December 31, 2016, which we filed with the Securities and Exchange Commission (“SEC”) on March 31, 2017, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements.

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

The following discussion and analysis should be read in connection with our unaudited consolidated financial statements and the condensed notes thereto and other financial information included elsewhere in this quarterly report, as well as in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2016, which are included in our annual report on Form 10-K for the year ended December 31, 2016.

Introduction

We are a NYSE-listed hospitality and leisure company (ticker symbol: RLH) primarily engaged in the management, franchising and ownership of hotels under the following proprietary brands:

• Hotel RL	• America's Best Inn & Suites
• Red Lion Hotels	• Signature Inn
• Red Lion Inn & Suites	• Jameson Inns
• GuestHouse	• Country Hearth Inns & Suites
• Settle Inn	• Value Inn Worldwide
• Americas Best Value Inn	• Value Hotel Worldwide
• Canadas Best Value Inn	• 3 Palm Hotels
• Lexington Hotels & Inns

A summary of our properties as of March 31, 2017, including the approximate number of available rooms, is provided below:

	Company Operated		Franchised		Total Systemwide
	Hotels	Total Available Rooms	Hotels	Total Available Rooms	Hotels	Total Available Rooms
Beginning quantity, January 1, 2017	20	4,200	1,117	68,900	1,137	73,100
Newly opened properties	—	—	21	1,300	21	1,300
Terminated properties	—	—	(15)	(1,000)	(15)	(1,000)
Ending quantity, March 31, 2017	20	4,200	1,123	69,200	1,143	73,400

Executed franchise license agreements:
New franchises	—	—	11	600	11	600
Renewals / changes of ownership	—	—	23	1,500	23	1,500
Total executed franchise license agreements	—	—	34	2,100	34	2,100

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

Overview

Total revenue for the three months ended March 31, 2017 increased $7.3 million, or 22%, compared with the same period in 2016, driven by our franchised hotel and company operated hotel segments, partially offset by a decrease in our entertainment segment. In 2017, franchise revenues were favorably impacted by the brands acquired brands from Vantage Hospitality Group, Inc. ("Vantage") on September 30, 2016. Revenue per available room ("RevPAR") systemwide increased 2.4% for the three months ended March 31, 2017 when compared with the same period in 2016. The RevPAR increase was primarily driven by improvement of 4.0% in Average Daily Rate ("ADR") and partially offset by 80 basis points in lower occupancy.

RevPAR for company operated hotels on a comparable basis increased in the first quarter of 2017 from the same period in 2016. ADR on a comparable basis increased in the first quarter of 2017 compared with 2016. Average occupancy on a comparable basis decreased slightly from 2016.

Our entertainment segment revenue decreased by $0.7 million for the three months ended March 31, 2017, when compared with 2016. The decrease for the quarter was primarily driven by a weaker Broadway show lineup compared with 2016.

Results of Operations

A summary of our Consolidated Statements of Operations is provided below (in thousands):

	Three Months Ended March 31,
	2017	2016
Total revenue	$39,960	$32,674
Total operating expenses	43,133	37,193
Operating loss	(3,173)	(4,519)
Other income (expense):
Interest expense	(1,958)	(1,461)
Other income (expense), net	175	219
Loss before taxes	(4,956)	(5,761)
Income tax expense	167	59
Net loss	(5,123)	(5,820)
Less net (income) loss attributable to noncontrolling interests	1,519	1,021
Net loss attributable to RLHC	$(3,604)	$(4,799)

Non-GAAP Financial Measures (1)
EBITDA	$1,545	$(798)
Adjusted EBITDA	$1,467	$(670)
Adjusted net income (loss)	$(5,201)	$(5,692)
(1) The definitions of "EBITDA", "Adjusted EBITDA" and Adjusted net income (loss) and how those measures relate to net income (loss) attributable to RLHC are discussed and reconciled under Non-GAAP Financial Measures below.

For the three months ended March 31, 2017, we reported net loss of $5.1 million, which includes $0.2 million of reduced acquisition and integration costs and $0.1 million of CFO transition costs. For the three months ended March 31, 2016, we reported net loss of $5.8 million, which includes an environmental cleanup charge of $0.1 million.

The above special items are excluded from operating results in Adjusted EBITDA and adjusted net income (loss). For the three months ended March 31, 2017, Adjusted EBITDA was $1.5 million compared with $(0.7) million in 2016.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) for the periods presented (in thousands):

		Three Months Ended March 31,
		2017	2016
Net income (loss)		$(5,123)	$(5,820)
	Depreciation and amortization	4,543	3,502
	Interest expense	1,958	1,461
	Income tax expense	167	59
EBITDA		1,545	(798)
	Acquisition and integration costs (1)	(175)	—
	Employee separation costs (2)	97	—
	Reserve for environmental cleanup (3)	—	128
Adjusted EBITDA		$1,467	$(670)

(1)
On September 30, 2016 RLHC acquired Vantage. Net expenses associated with the acquisition and changes in the fair value of contingent consideration are included within Acquisition and integration costs on our Consolidated Statement of Operations.

(2)	The costs recorded in the first quarter of 2017 consisted of legal and consulting services associated with the CFO transition.
(3)	In the first quarter of 2016, a reserve was recorded for environmental cleanup at one of our hotel properties.

The following is a reconciliation of Adjusted net income (loss) to net income (loss) for the periods presented (in thousands):

		Three Months Ended March 31,
		2017	2016
Net income (loss)		$(5,123)	$(5,820)
	Acquisition and integration costs (1)	(175)	—
	Employee separation costs (2)	97	—
	Reserve for environmental cleanup (3)	—	128
Adjusted net income (loss)		$(5,201)	$(5,692)

(1)
On September 30, 2016 RLHC acquired Vantage. Net expenses associated with the acquisition and changes in the fair value of contingent consideration are included within Acquisition and integration costs on our Consolidated Statement of Operations.

(2)	The costs recorded in the first quarter of 2017 consisted of legal and consulting services associated with the CFO transition.
(3)	In the first quarter of 2016, a reserve was recorded for environmental cleanup at one of our hotel properties.

Reconciliation of Comparable Company Operated Hotel Revenue, Expenses and Operating Profit

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Company operated hotel revenue	$24,696	$24,149
less: revenue from sold and closed hotels	—	(573)
less: revenue from hotels without comparable results	(1,032)	(40)
Comparable company operated hotel revenue	$23,664	$23,536

Company operated hotel operating expenses	$21,478	$21,599
less: operating expenses from sold and closed hotels	—	(497)
less: operating expenses from hotels without comparable results	(957)	(468)
Comparable company operated hotel operating expenses	$20,521	$20,634

Company operated hotel direct operating profit	$3,218	$2,550
less: operating profit from sold and closed hotels	—	(76)
less: operating profit from hotels without comparable results	(75)	428
Comparable company operated hotel direct profit	$3,143	$2,902
Comparable company operated hotel direct margin %	13.3%	12.3%

Revenues

A detail of our revenues for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Company operated hotels	$24,696	$24,149
Other revenues from managed properties	926	1,185
Franchised hotels	10,904	3,296
Entertainment	3,379	4,031
Other	55	13
Total revenues	$39,960	$32,674

Three months ended March 31, 2017 and 2016

During the first quarter of 2017, revenue from our company operated hotel segment increased $0.5 million or 2.3% compared with the first quarter of 2016. The increase was driven primarily by new company operated locations that were opened in the second quarter of 2016, partially offset by two hotel properties sold or closed in the fourth quarter of 2016. On a comparable hotel basis, excluding the results of sold and closed properties and hotels for which comparable results were not available, revenue from our company operated hotel segment was slightly higher ($0.1 million or 0.5%) in the first quarter of 2017 compared with the first quarter of 2016 primarily due to the 2.4% increase in ADR and partially offset by a slightly lower average occupancy.

Revenue from our franchised hotels segment increased $7.6 million to $10.9 million in the first quarter of 2017 compared with the same period in 2016. This increase was primarily due to an additional $7.2 million from the recently acquired brands, as well as growth in the number of franchises in the system.

Revenue in the entertainment segment decreased $0.7 million to $3.4 million in the first quarter of 2017 compared with the first quarter of 2016. This was due primarily to a less favorable lineup of Broadway shows along with normal variability in the ticketing business from period to period.

Comparable Hotel Revenue

Comparable hotels are defined as properties that were operated by our company for at least one full calendar year as of the beginning of the current year other than hotels for which comparable results were not available. Comparable results excludes two hotels, one of which was sold and one which was closed in the fourth quarter of 2016. In addition, one owned and one managed property were opened during the second quarter of 2016 and are excluded as these properties had not been open at least one year as of the beginning of the current year.
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

Average occupancy, ADR and RevPAR statistics are provided below on a comparable basis.

Comparable Hotel Statistics (1)
	Three Months Ended March 31,
	2017				2016
	Average Occupancy(2)		ADR(3)	RevPAR(4)	Average Occupancy(2)	ADR(3)	RevPAR(4)
Systemwide	53.8%		$82.94	$44.62	54.6%	$79.78	$43.58

Change from prior comparative period:	Average Occupancy(2)		ADR(3)	RevPAR(4)
Systemwide	(80.0)	bps	4.0%	2.4%

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

(3)	Average daily rate ("ADR") represents total room revenues divided by the total number of paid rooms occupied by hotel guests.
(4)	Revenue per available room ("RevPAR") represents total room and related revenues divided by total available rooms.

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

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, depreciation and amortization, hotel facility and land lease expense, gain or loss on asset dispositions, general and administrative expenses and acquisition and integration costs.

The detail of our operating expenses by major expense category as reported for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Company operated hotels	$21,478	$21,599
Other costs from managed properties	926	1,185
Franchised hotels	8,532	3,356
Entertainment	3,084	3,437
Other	4	13
Depreciation and amortization	4,543	3,502
Hotel facility and land lease	1,201	1,161
Gain on asset dispositions, net	(119)	(117)
General and administrative expenses	3,659	3,057
Acquisition and integration costs	(175)	—
Total operating expenses	$43,133	$37,193

The summary of our comparable hotel operating expenses for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

Comparable Hotel Expenses (Non-GAAP Data)

	Three Months Ended March 31,
	2017	2016
Company operated hotel operating expenses	$21,478	$21,599
less: operating expenses from sold and closed hotels	—	(497)
less: operating expenses from hotels without comparable results	(957)	(468)
Comparable company operated hotel operating expenses	$20,521	$20,634

Comparable hotels are defined as properties that were operated by our company for at least one full calendar year as of the beginning of the current year other than hotels for which comparable results were not available. Comparable results excludes two hotels, one of which was sold and one which was closed in the fourth quarter of 2016. In addition, one owned and one managed property were opened during the second quarter of 2016 and are excluded as these properties had not been open at least one year as of the beginning of the current year.
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

Three months ended March 31, 2017 and 2016

Direct company operated hotel expenses were $21.5 million and $21.6 million in the first quarters of 2017 and 2016. On a comparable basis, direct company operated hotel expenses were flat at $20.5 million in the first quarter of 2017 compared with $20.6 million in the first quarter of 2016.

Direct expenses for the franchised hotels in the first quarter of 2017 increased $5.2 million compared with the first quarter of 2016, primarily driven by costs associated with the recently acquired economy brand operations.

Direct expenses for the entertainment segment in the first quarter of 2017 decreased by $0.4 million compared with the first quarter of 2016, driven by lower revenue in the entertainment and ticketing businesses.

Depreciation and amortization expenses increased $1.0 million in the first quarter of 2017 compared with the first quarter of 2016, primarily due to the completion of the renovations at the RL Venture and Washington, D.C. properties, along with the opening of the Atlanta Airport hotel in the second quarter of 2016, and the addition of the definite-lived intangibles from the Vantage acquisition.

Hotel facility and land lease costs were flat for the first quarter of 2017 compared with 2016, primarily due to amortized lease termination fees for the Red Lion Hotel Vancouver at the Quay recorded in 2015, offset by the cost of the Hotel RL Washington DC land lease.

General and administrative expenses increased by $0.6 million in the first quarter of 2017 compared with the first quarter of 2016, primarily due to the addition of costs from the Vantage acquisition and higher variable compensation expense in conjunction with our financial performance in the first quarter of 2017 compared with 2016.

Acquisition and integrations costs were reduced as a result of the change in fair value of the contingent consideration related to the Vantage acquisition in the first quarter of 2017. There were no acquisition and integration costs recognized in the first quarter or 2016.

Interest Expense

Interest expense increased $0.5 million in the first quarter of 2017 compared with the first quarter of 2016. The increase was primarily driven by the greater outstanding principal balance of debt at the joint ventures.

Other Income (Expense), net

Other income (expense), net was flat at $0.2 million in the first quarter of 2017 compared with 2016.

Income Taxes

For the three months ended March 31, 2017 and 2016, we reported income tax expense of $0.2 million and $0.1 million, respectively. The income tax provisions vary from the statutory rate primarily due to a full valuation allowance against our deferred tax assets, as well as for deferred tax expense associated with our acquired indefinite-lived intangible assets, which are amortized for tax purposes but not for U.S. GAAP purposes.

Liquidity and Capital Resources

Our principal source of liquidity is cash flows from operations. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $29.8 million and $29.4 million at March 31, 2017 and December 31, 2016. We believe that we have sufficient liquidity to fund our operations at least through May 2018.

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

We are committed to keeping our properties well maintained and attractive to our customers in order to maintain our competitiveness within the industry and keep our hotels properly positioned in their markets. This requires ongoing access to capital for replacement of outdated furnishings as well as for facility repair, modernization and renovation. As a result, we included property improvement expenditures in the borrowing arrangements for our RL Venture Holding LLC properties, as well as the Baltimore, Atlanta, and Washington, DC locations. Those renovations have been completed as of March 31, 2017.

In January 2015, RL Venture Holding LLC, a wholly-owned subsidiary of RL Venture, and each of its 12 wholly-owned subsidiaries entered into a loan agreement with Pacific Western Bank. The original principal amount of the loan was $53.8 million with an additional $26.2 million to be drawn over a two-year period to cover property improvements related to the 12 hotels owned by the subsidiaries. At March 31, 2017, draws on the loan were substantially complete, with a remaining amount of $1.3 million available for draw. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.75%. Fixed monthly principal payments began in January 2017 in an amount that will repay the outstanding principal balance over a twenty-five year amortization period. Our joint venture partner owns 45% of RL Venture at March 31, 2017.
In April 2015, RL Baltimore, a wholly-owned subsidiary of RLS Balt Venture LLC, obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by the Hotel RL Baltimore Inner Harbor. The initial principal amount of the loan was $10.1 million, and the lender agreed to advance an additional $3.2 million to cover expenses related to improvements to the hotel, all of which has been drawn. The loan matures in May 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.25%. Principal payments of $16,000 per month are required beginning in May 2018. Our joint venture partner owns 27% of RLS Balt Venture at March 31, 2017.

In September 2015, RLH Atlanta obtained a new mortgage loan from PFP Holding Company IV LLC, which was used to acquire, and is secured by, a hotel adjacent to the Atlanta International Airport, which opened in April 2016 as the Red Lion Hotel Atlanta International Airport. The principal amount of the loan is $9.4 million, all of which has been drawn at March 31, 2017. The loan matures in September 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.35%. Monthly principal payments of $10,000 are due beginning in September 2017. Our joint venture partner owns 45% of RLS Atla Venture at March 31, 2017.

In October 2015, RLH DC obtained a new mortgage loan from Pacific Western Bank, which was used, along with cash on hand, to acquire, and is secured by, the Hotel RL Washington, DC. The principal amount of the loan is $16.7 million, and $0.8 million has yet to be drawn at March 31, 2017. The loan matures in October 2019 and has a one-year extension option. Interest under the advanced portions of the loan will be calculated at LIBOR plus 4.55%. Interest only payments are due monthly and commenced November 2015. Monthly principal payments of $58,333 are required beginning in October 2018 in an amount that will repay the outstanding principal balance over an amortization period of twenty-five years. Our joint venture partner owns 45% of RLS DC Venture as of March 31, 2017.

At March 31, 2017 total outstanding debt was $110.5 million, net of discount, all of which is at variable interest rates. Our average pre-tax interest rate on debt was 5.9% at March 31, 2017. Refer to Note 7 in Item 1. Financial Information for further information on the specific terms of our debt.

Operating Activities

Net cash used by operating activities totaled $(4.0) million during the first three months of 2017 compared with $(6.4) million during the same period in 2016. The primary driver for the change in cash flows was a decline in working capital accounts.

Investing Activities

Net cash used in investing activities totaled $(3.0) million during the first three months of 2017 compared with $(5.0) million during the first three months of 2016. The primary driver of the change was a decrease in capital expenditures from $(5.2) million for the three months ended March 31, 2016 down to $(3.0) million for the three months ended March 31, 2017.

Financing Activities

Net cash provided by financing activities was $1.7 million during the first three months of 2017 compared with $9.4 million in the first three months of 2016. The primary driver of the change was higher borrowings on long-term debt for the three months ended March 31, 2016 of $8.0 million down to $2.2 million for the three months ended March 31, 2017.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and estimated interest on debt and capital leases, as of March 31, 2017 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt(1)	$124,471	$8,209	$116,262	$—	$—
Capital leases(1)	1,215	235	601	379	—
Operating leases	84,185	5,694	9,075	6,402	63,014
Total contractual obligations (2)	$209,871	$14,138	$125,938	$6,781	$63,014

(1)	Includes estimated interest payments and commitment fees over the life of the debt agreement or capital lease.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Management has discussed the development and selection of our critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosures presented on our annual report on Form 10-K for the year ended December 31, 2016. Since the date of our 2016 annual report on Form 10-K, there have been no material changes to our critical accounting policies, nor have there been any changes to our methodology and assumptions applied to these policies.

New and Recent Accounting Pronouncements

Please refer to Note 2: Summary of Significant Accounting Policies within Item 1. Financial Statements of this quarterly report on Form 10-Q for information on new and recent U.S. GAAP accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from outstanding debt. As of March 31, 2017, our outstanding debt, including current maturities and excluding unamortized origination fees, was $112.5 million, which is under term loans subject to variables rates, but is subject to interest rate caps.

We do not enter into derivative transactions for trading purposes, but rather to hedge our exposure to interest rate fluctuations. We manage our floating rate debt using interest rate caps in order to reduce our exposure to the impact of changing interest rates and future cash outflows for interest. For additional information, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our annual report on Form 10-K for the year ended December 31, 2016. Our exposures to market risk have not changed materially since December 31, 2016.

We do not foresee any changes of significance in our exposure to fluctuations in interest rates, although we will continue to manage our exposure to this risk by monitoring available financing alternatives.

The below table summarizes the principal payment requirements on our debt obligations at March 31, 2017 on our consolidated balance sheet (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Debt	$1,132	$24,442	$86,950	$—	$—	$—	$112,524	$110,936
Average interest rate							5.9%

Item 4.	Controls and Procedures

As of March 31, 2017, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO and CFO, concluded that, due to a material weakness in internal controls over financial reporting described in Part II, Item 9A of our 2016 Annual Report on Form 10-K ("2016 Form 10-K"), our disclosure controls and procedures were not effective as of March 31, 2017 to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in SEC rules and forms.

There were no changes in internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, other than as described below for our remediation plan.

As we described in Part II, Item 9A “Controls and Procedures” of our 2016 annual report on Form 10-K, we began implementing a remediation to address the control deficiency that led to the material weakness referred to above. We have designed, implemented and tested manual controls related to the reporting of our third party ticket sales liability recorded in our general ledger and the detailed subsidiary ledger. While we have taken these actions, the matter cannot be deemed to be remediated until operation of the controls has been tested and reviewed in connection with our issuance of future financial statements.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

At any given time, we are subject to claims and actions incidental to the operation of our business. While the outcome of these proceedings cannot be predicted, it is the opinion of management that none of such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations. See Note 10 of condensed notes to consolidated financial statements.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our annual report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our annual report may not be the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
Index to Exhibits

Exhibit Number	Description

10.1	Employment offer letter of Douglas L. Ludwig dated March 1, 2017

10.2	2017 RLHC Executive Officers Bonus Plan (incorporated by reference to Exhibit 10.1 in the current report on Form 8-K (Commission File No. 001-13957) filed on April 3, 2017)

12.1	Statement of Computation of Ratios

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b)

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Lion Hotels Corporation
Registrant

Signature		Title	Date

By:	/s/ Gregory T. Mount	President and Chief Executive Officer (Principal Executive Officer)	May 9, 2017
Gregory T. Mount

By:	/s/ Douglas L. Ludwig	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 9, 2017
Douglas L. Ludwig