Form 10-Q
period 2017-06-30
Red Lion Hotels CORP
filed 2017-08-04
CIK 1052595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-13957

RED LION HOTELS CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1032187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1550 Market St. #500 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (509) 459-6100

Former address, if changed since last report: 201 W. North River Drive, Suite 100, Spokane Washington 99201
__________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 31, 2017, there were 23,611,519 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2017 and December 31, 2016

	June 30, 2017	December 31, 2016
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents ($9,530 and $5,134 attributable to VIEs)	$32,198	$38,072
Restricted cash ($12,614 and $9,211 attributable to VIEs)	12,940	9,537
Accounts receivable, net ($3,596 and $2,811 attributable to VIEs)	14,933	10,852
Accounts receivable from related parties	1,575	1,865
Notes receivable, net	1,600	1,295
Inventories ($464 and $447 attributable to VIEs)	663	647
Prepaid expenses and other ($703 and $1,008 attributable to VIEs)	4,482	4,491
Total current assets	68,391	66,759
Property and equipment, net ($175,585 and $179,609 attributable to VIEs)	206,267	210,732
Goodwill	12,566	12,566
Intangible assets	51,823	52,854
Other assets, net ($119 and $64 attributable to VIEs)	2,153	1,624
Total assets	$341,200	$344,535
LIABILITIES
Current liabilities:
Accounts payable ($1,929 and $3,886 attributable to VIEs)	$6,529	$8,682
Accrued payroll and related benefits ($63 and $175 attributable to VIEs)	6,352	4,800
Other accrued entertainment liabilities	9,215	11,334
Other accrued liabilities ($2,716 and $1,656 attributable to VIEs)	5,557	4,336
Long-term debt, due within one year ($15,030 and $1,469 attributable to VIEs)	15,030	1,469
Contingent consideration for acquisition due to related party, due within one year	6,785	6,768
Total current liabilities	49,468	37,389
Long-term debt, due after one year, net of debt issuance costs ($96,027 and $106,862 attributable to VIEs)	96,027	106,862
Contingent consideration for acquisition due to related party, due after one year	4,443	4,432
Deferred income and other long-term liabilities ($759 and $841 attributable to VIEs)	1,891	2,293
Deferred income taxes	5,980	5,716
Total liabilities	157,809	156,692

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Red Lion Hotels Corporation stockholders' equity:
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 23,564,176 and 23,434,480 shares issued and outstanding	235	234
Additional paid-in capital, common stock	172,350	171,089
Accumulated deficit	(19,657)	(15,987)
Total Red Lion Hotels Corporation stockholders' equity	152,928	155,336
Noncontrolling interest	30,463	32,507
Total stockholders' equity	183,391	187,843
Total liabilities and stockholders’ equity	$341,200	$344,535

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Six Months Ended June 30, 2017 and 2016

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Revenue:
Company operated hotels	$32,274	$32,209	$56,970	$56,358
Other revenues from managed properties	1,067	1,580	1,993	2,766
Franchised hotels	12,427	4,131	23,331	7,427
Entertainment	2,702	7,047	6,081	11,078
Other	61	12	116	25
Total revenues	48,531	44,979	88,491	77,654
Operating expenses:
Company operated hotels	23,688	24,072	45,166	45,672
Other costs from managed properties	1,067	1,580	1,993	2,766
Franchised hotels	8,870	3,464	17,402	6,820
Entertainment	2,733	6,140	5,817	9,577
Other	3	9	7	21
Depreciation and amortization	4,596	4,037	9,139	7,540
Hotel facility and land lease	1,202	1,185	2,403	2,346
Gain on asset dispositions, net	(98)	(512)	(217)	(629)
General and administrative expenses	4,049	2,695	7,708	5,751
Acquisition and integration costs	186	240	11	240
Total operating expenses	46,296	42,910	89,429	80,104
Operating income (loss)	2,235	2,069	(938)	(2,450)
Other income (expense):
Interest expense	(2,037)	(1,487)	(3,995)	(2,948)
Other income (loss), net	49	74	224	292
Total other income (expense)	(1,988)	(1,413)	(3,771)	(2,656)
Income (loss) from operations before taxes	247	656	(4,709)	(5,106)
Income tax expense	172	34	339	92
Net income (loss)	75	622	(5,048)	(5,198)
Net (income) loss attributable to noncontrolling interest	(141)	(459)	1,378	562
Net income (loss) attributable to Red Lion Hotels Corporation	$(66)	$163	$(3,670)	$(4,636)

Earnings (loss) per share - basic	$—	$0.01	$(0.16)	$(0.23)
Earnings (loss) per share - diluted	$—	$0.01	$(0.17)	$(0.23)

Weighted average shares - basic	23,548	20,155	23,509	20,121
Weighted average shares - diluted	23,548	20,649	24,199	20,121

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2017 and 2016

	Six Months Ended
	June 30,
	2017	2016
	(In thousands)
Operating activities:
Net loss	$(5,048)	$(5,198)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,139	7,540
Amortization of debt issuance costs	596	593
Gain on disposition of property, equipment and other assets, net	(217)	(629)
Deferred income taxes	264	68
Equity in investments	—	(171)
Stock based compensation expense	1,494	1,268
Provision for doubtful accounts	108	175
Fair value adjustments to contingent consideration	28	—
Change in current assets and liabilities:
Accounts receivable	(3,953)	(2,470)
Notes receivable	(32)	(45)
Inventories	(48)	63
Prepaid expenses and other	(469)	(717)
Accounts payable	(470)	3,308
Other accrued liabilities	515	(914)
Net cash provided by operating activities	1,907	2,871
Investing activities:
Capital expenditures	(5,417)	(19,638)
Proceeds from disposition of property and equipment	21	395
Collection of notes receivable related to property sales	200	52
Advances on notes receivable	(419)	(328)
Proceeds from sales of short-term investments	—	5,390
Other, net	—	78
Net cash used in investing activities	(5,615)	(14,051)
Financing activities:
Borrowings on long-term debt	2,794	12,325
Repayment of long-term debt	(630)	—
Debt issuance costs	(29)	(67)
Proceeds from sale of interests in joint ventures	—	3,194
Distributions to noncontrolling interest	(666)	(1,797)
Stock-based compensation awards cancelled to settle employee tax withholding	(292)	(271)
Other, net	60	68
Net cash provided by financing activities	1,237	13,452

Change in cash, cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,471)	2,272
Cash, cash equivalents and restricted cash at beginning of period	47,609	35,202
Cash, cash equivalents and restricted cash at end of period	$45,138	$37,474

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (Continued)
For the Six Months Ended June 30, 2017 and 2016

	Six Months Ended
	June 30,
	2017	2016
	(In thousands)

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Income taxes	$90	$22
Interest on debt	$3,382	$2,693
Non-cash investing and financing activities:
Property and equipment, purchases not yet paid	$555	$4,307
Reclassification of property and other assets to assets held for sale	$—	$3,942
Reclassification of long-term note receivable to short-term	$—	$16
Reclassification of long-term debt to current	$13,561	$5,838

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation ("RLH Corporation", "we", "our", "us", or "our company") is a NYSE-listed hospitality and leisure company (ticker symbol: RLH) doing business as RLH Corporation and primarily engaged in the management, franchising and ownership of hotels under the following proprietary brands:

• Hotel RL	• America's Best Inn & Suites
• Red Lion Hotels	• Signature Inn
• Red Lion Inn & Suites	• Jameson Inns
• GuestHouse	• Country Hearth Inns & Suites
• Settle Inn	• 3 Palm Hotels
• Americas Best Value Inn	• Value Inn Worldwide
• Canadas Best Value Inn	• Value Hotel Worldwide
• Lexington Hotels & Inns

A summary of our hotels and available rooms as of June 30, 2017 is provided below:

	Company Operated		Franchised		Total Systemwide
	Hotels	Total Available Rooms	Hotels	Total Available Rooms	Hotels	Total Available Rooms
Total	20	4,200	1,090	66,900	1,110	71,100

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

We are authorized to issue 50 million shares of common stock, par value $0.01 per share, and five million shares of preferred stock, par value $0.01 per share. As of June 30, 2017, there were 23,564,176 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. The board of directors has the authority, without action by the shareholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights of the common stock.

Each holder of common stock is entitled to one vote for each share held on all matters to be voted upon by the shareholders with no cumulative voting rights. Holders of common stock are entitled to receive ratably the dividends, if any, which may be declared from time to time by the board of directors out of funds legally available for that purpose. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that we may designate in the future.

2.	Summary of Significant Accounting Policies

The unaudited consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with generally accepted accounting principles in the United States of America (GAAP). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations.

The Consolidated Balance Sheet as of December 31, 2016 has been derived from the audited balance sheet as of such date. We believe the disclosures included herein are adequate; however, they should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2016, filed with the SEC in our annual report on Form 10-K on March 31, 2017.

In the opinion of management, these unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly our Consolidated Balance Sheet at June 30, 2017, the Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016. The results of operations for the periods presented may not be indicative of that which may be expected for a full year or for any other fiscal period.

Comprehensive income (loss) is the same as net income (loss) for all periods presented. Therefore, a separate statement of comprehensive income (loss) is not included in the accompanying consolidated financial statements.

Principles of Consolidation

The financial statements encompass the accounts of RLH Corporation and all of its consolidated subsidiaries, including:
Wholly-owned subsidiaries:
• Red Lion Hotels Holdings, Inc.
• Red Lion Hotels Franchising, Inc.
• Red Lion Hotels Canada Franchising, Inc.
• Red Lion Hotels Management, Inc. (RL Management)
• Red Lion Hotels Limited Partnership
• TicketsWest.com, Inc.
Joint venture entities:
• RL Venture LLC (RL Venture) in which we hold a 55% member interest
• RLS Atla Venture LLC (RLS Atla Venture) in which we hold a 55% member interest
• RLS Balt Venture LLC (RLS Balt Venture) in which we hold a 73% member interest
• RLS DC Venture LLC (RLS DC Venture) in which we hold a 55% member interest

All inter-company and inter-segment transactions and accounts have been eliminated upon consolidation.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. At times, cash balances at banks and other financial institutions may be in excess of federal insurance limits.

Restricted Cash

In accordance with our various borrowing arrangements, at June 30, 2017 and December 31, 2016 cash of $12.9 million and $9.5 million, respectively, was held primarily as reserves for debt service (interest only), property improvements, and other requirements from the lenders.

In our Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, we include restricted cash with cash and cash equivalents when reconciling the beginning and ending balances for each period. The balances included in the Consolidated Statements of Cash Flows for the periods ended are as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash and cash equivalents	$32,198	$27,426
Restricted cash	12,940	10,048
Cash, cash equivalents and restricted cash	$45,138	$37,474

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

The following schedule summarizes the activity in the allowance account for trade accounts receivable (in thousands):

	2017	2016
Allowance for doubtful accounts
Balance, January 1	$944	$657
Additions to allowance	186	102
Write-offs, net of recoveries	34	11
Balance, June 30	$1,164	$770

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

Variable Interest Entities

We analyze the investments we make in joint venture entities based on the accounting guidance for variable interest entities (VIEs). These joint ventures are evaluated to determine whether (1) sufficient equity at risk exists for the legal entity to finance its activities without additional subordinated financial support or, (2) as a group, the holders of the equity investment at risk lack one of the following characteristics (a) the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance or, (b) the obligation to absorb the expected losses of the legal entity or (c) the right to receive expected residual returns of the legal entity, or (3) the voting rights of some equity investors are not proportional to their obligations to absorb the losses or the right to receive benefits and substantially all of the activities either involve or are conducted on behalf of an investor with disproportionately few voting rights. If any one of the above three conditions are met then the joint venture entities are considered to be VIEs.

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

Business Combinations

On the date of acquisition, the assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree are recorded at their fair values. The acquiree's results of operations are also included as of the date of acquisition in our consolidated results. Intangible assets that arise from contractual/legal rights, or are capable of being separated are measured and recorded at fair value, and amortized over the estimated useful life. If practicable, assets acquired and liabilities assumed arising from contingencies are measured and recorded at fair value. If the valuation of any contingent assets or liabilities is not practicable, such assets and liabilities are measured and recorded when it is probable that a gain or loss has occurred and the amount can be reasonably estimated. The residual balance of the purchase price, after fair value allocations to all identified assets and liabilities, represents goodwill. Acquisition-related costs are expensed as incurred. Restructuring costs associated with an acquisition are generally expensed in periods subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and acquired income tax uncertainties, including penalties and interest, after the measurement period are recognized as a component of the provision for income taxes. Our acquisitions may include contingent consideration, which require us to recognize the fair value of the estimated liability at the time of the acquisition. Subsequent changes in the estimate of the amount to be paid under the contingent consideration arrangement are recognized in the Consolidated Statements of Operations. Cash payments for contingent or deferred consideration up to the amount of liability recognized on the acquisition date are classified within cash flows from financing activities within the Consolidated Statements of Cash Flows and any excess is classified as cash flows from operating activities.

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

In assessing the qualitative factors, we assess relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances, and how these may impact a reporting unit's fair value or carrying amount, involves significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, RLH Corporation-specific events, and share price trends, and making the assessment as to whether each relevant factor would impact the impairment test positively or negatively and the magnitude of any such impact.

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

Deferred Income

In 2003, we sold a hotel to an unrelated party in a sale-operating leaseback transaction. The pre-tax gain on the transaction of approximately $7.0 million was deferred and is being amortized into income over the period of the lease term, which expires in November 2018 and is renewable for three, five-year terms at our option. During the six months ended June 30, 2017 and 2016, we recognized income of approximately $0.2 million each period for the amortization of the deferred gain. The remaining balances at June 30, 2017 and December 31, 2016 were $0.6 million and $0.9 million.

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

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning, and results of recent operations. At June 30, 2017 and December 31, 2016, a valuation allowance has been recorded to reduce our deferred tax assets to an amount that is more likely than not to be realized. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We classify any interest expense and penalties related to underpayment of taxes and any interest income on tax overpayments as components of income tax expense.

We record uncertain tax positions in accordance with Accounting Standards Codification 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. See Note 13.

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

Advertising and Promotion

Costs associated with advertising and promotional efforts are generally expensed as incurred. During the six months ended June 30, 2017 and 2016 we incurred approximately $3.6 million and $3.1 million, respectively in advertising expense.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share attributable to RLH Corporation is computed by dividing income (loss) attributable to RLH Corporation by the weighted‑average number of shares outstanding during the period. Diluted earnings (loss) per share attributable to RLH Corporation gives effect to all dilutive potential shares that are outstanding during the period and include outstanding stock options, other outstanding employee equity grants, warrants and amounts contingently issuable in association with the Vantage acquisition contingent consideration, by increasing the weighted-average number of shares outstanding by their effect. See Note 12.

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

Reclassifications

Effective for the year ended December 31, 2016, we early adopted Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. We have revised the Consolidated Statement of Cash Flows for the six months ended June 30, 2016 to reflect the adoption of this new standard. As the result, the total change in cash flows for the first six months of 2016 was a decrease of $1.2 million of cash inflows, of which $0.8 million was an increase for operating activities, and $2.0 million was a decrease for investing activities. The change was the result of the net transfer of restricted cash to cash for completed property improvements, partially offset by the net transfer of cash to restricted cash as part of our joint venture debt arrangements.

New and Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Upon adoption our financial statements will include expanded disclosures related to contracts with customers. We are continuing our assessment of other impacts on our financial statements at this time.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We had $82.8 million of operating lease obligations as of June 30, 2017 (see Note 9) and upon the adoption of the standard will record an ROU asset and lease liability for present value of these leases, which will have a material impact on the Consolidated Balance Sheet. However, the Consolidated Statement of Operations recognition of lease expenses is not expected to change from the current methodology.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance is effective on January 1, 2018 for us, and we would apply the amendments prospectively to an award modified on or after the adoption date.

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

Selected financial information is provided below (in thousands):

Three Months Ended June 30, 2017	Company Operated Hotels	Franchised Hotels	Entertainment	Other	Total
Revenue	$33,341	$12,427	$2,702	$61	$48,531
Operating expenses:
Segment operating expenses	24,755	8,870	2,733	3	36,361
Depreciation and amortization	3,674	569	25	328	4,596
Other operating expenses, acquisition costs and gains on asset dispositions	1,084	185	4	4,066	5,339
Operating income (loss)	$3,828	$2,803	$(60)	$(4,336)	$2,235

Capital expenditures	$1,667	$69	$33	$745	$2,514
Identifiable assets as of June 30, 2017	$245,998	$70,750	$5,434	$19,018	$341,200

Three Months Ended June 30, 2016	Company Operated Hotels	Franchised Hotels	Entertainment	Other	Total
Revenue	$33,789	$4,131	$7,047	$12	$44,979
Operating expenses:
Segment operating expenses	25,652	3,464	6,140	9	35,265
Depreciation and amortization	3,545	100	49	343	4,037
Other operating expenses and gains on asset dispositions	1,066	241	—	2,301	3,608
Operating income (loss)	$3,526	$326	$858	$(2,641)	$2,069

Capital expenditures	$12,844	$2	$5	$1,017	$13,868
Identifiable assets as of December 31, 2016	$260,583	$66,601	$5,580	$11,771	$344,535

Six Months Ended June 30, 2017	Company Operated Hotels	Franchised Hotels	Entertainment	Other	Total
Revenue	$58,963	$23,331	$6,081	$116	$88,491

Segment operating expenses	47,159	17,402	5,817	7	70,385
Depreciation and amortization	7,341	1,127	58	613	9,139
Other operating expenses, acquisition costs and gains on asset dispositions	2,168	(91)	4	7,824	9,905
Operating income (loss)	$2,295	$4,893	$202	$(8,328)	$(938)

Capital expenditures	$2,208	$438	$92	$999	$3,737
Identifiable assets as of June 30, 2017	$245,998	$70,750	$5,434	$19,018	$341,200

Six Months Ended June 30, 2016	Company Operated Hotels	Franchised Hotels	Entertainment	Other	Total
Revenue	$59,124	$7,427	$11,078	$25	$77,654

Segment operating expenses	48,438	6,820	9,577	21	64,856
Depreciation and amortization	6,864	14	103	559	7,540
Other operating expenses and gains on asset dispositions	2,111	241	—	5,356	7,708
Operating income (loss)	$1,711	$352	$1,398	$(5,911)	$(2,450)

Capital expenditures	$19,911	$—	$4	$1,127	$21,042
Identifiable assets as of December 31, 2016	$260,583	$66,601	$5,580	$11,771	$344,535

4.     Variable Interest Entities

Our joint venture entities have been determined to be variable interest entities (VIEs), and RLH Corporation has been determined to be the primary beneficiary of each VIE. Therefore, we consolidate the assets, liabilities, and results of operations of (1) RL Venture, (2) RLS Balt Venture, (3) RLS Atla Venture and (4) RLS DC Venture. See Note 2 for discussion of the significant judgments and assumptions made by us in determining whether an entity is a VIE and if we are the primary beneficiary and therefore must consolidate the VIE. See Note 7 for further discussion of the terms of the long-term debt at each of the joint venture entities.

RL Venture

In January 2015, we transferred 12 of our wholly-owned hotels into RL Venture, a newly created entity that was initially wholly-owned by us, and immediately sold a 45% ownership stake in RL Venture to Shelbourne Falcon RLHC Hotel Investors LLC (Shelbourne Falcon), an entity that is led by Shelbourne Capital LLC (Shelbourne). Subsequently we disposed of one hotel, leaving 11 properties owned by RL Venture. We maintain a 55% interest in RL Venture, and the 11 hotels are managed by RL Management, one of our wholly-owned subsidiaries, subject to a management agreement. RL Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RL Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over two of the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne Falcon, which does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our 55% equity interest and management fees. As a result, we consolidate RL Venture. The equity interest owned by Shelbourne Falcon is reflected as a noncontrolling interest in the consolidated financial statements.

Cash distributions may be made periodically based on calculated distributable income. During the second quarter of 2017, RL Venture made a cash distribution totaling $1.5 million, of which RLH Corporation received $0.8 million. During the second quarter of 2016, RL Venture made distributions totaling $4.0 million, of which RLH Corporation received $2.2 million. There were no cash distributions made during the first quarter of 2017 or 2016.

Subsequent to the second quarter of 2017, RL Venture made a cash distribution totaling $1.6 million, of which RLH Corporation received $0.9 million.

RLS Balt Venture

In April 2015, we sold a 21% member interest in our wholly-owned RLS Balt Venture to Shelbourne Falcon Charm City Investors LLC (Shelbourne Falcon II), an entity led by Shelbourne. Shelbourne Falcon II had an option exercisable until December 31, 2015 to purchase up to an additional 24% member interest for $2.3 million. In December 2015, Shelbourne Falcon II elected to purchase additional member interests of 6% based on an aggregate purchase price of $560,000. With the sale of additional member interest without a corresponding change in control, $0.1 million was recognized as an increase in RLH Corporation's additional paid in capital. RL Baltimore, LLC (RL Baltimore), which is wholly-owned by RLS Balt Venture, owns the Hotel RL Baltimore Inner Harbor, which is managed by RL Management. RLS Balt Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RLS Balt Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne Falcon II, which does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our 73% equity interest and management fees. As a result, we consolidate RLS Balt Venture. The equity interest owned by Shelbourne Falcon II is reflected as a noncontrolling interest in the consolidated financial statements.

In October 2015, RLH Corporation provided $1.5 million to RLS Balt Venture to fund renovation costs and for operating losses. This funding was not treated as a loan or as a capital contribution. Rather, it is preferred capital of RLS Balt Venture and will be repaid only when the Baltimore hotel property is sold or when RLS Balt Venture is liquidated. Upon such an event, RLH Corporation will receive the $1.5 million plus a preferred return of 11%, compounded annually, prior to any liquidation proceeds being returned to the members.

In May 2017, RLH Corporation provided $2.8 million to RLS Balt Venture to fund operating losses. This funding was not treated as a loan or as a capital contribution. Rather, it is preferred capital of RLS Balt Venture and will be repaid only when the Baltimore hotel property is sold or when RLS Balt Venture is liquidated. Upon such an event, RLH Corporation will receive the $2.8 million plus a preferred return of 9%, compounded annually, prior to any liquidation proceeds being returned to the members.

Cash distributions may be made periodically based on calculated distributable income. There were no cash distributions made during the six months ended June 30, 2017 or 2016.

RLS Atla Venture

In September 2015, we formed a joint venture, RLS Atla Venture, with Shelbourne Falcon Big Peach Investors LLC (Shelbourne Falcon III), an entity led by Shelbourne. We own a 55% interest in the joint venture and Shelbourne Falcon III owns a 45% interest. RLH Atlanta LLC (RLH Atlanta), which is wholly-owned by RLS Atla Venture, owns a hotel adjacent to the Atlanta International Airport that opened in April 2016 as the Red Lion Hotel Atlanta International Airport. RLS Atla Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RLS Atla Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne Falcon III, which does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our 55% equity interest and management fees. As a result, we consolidate RLS Atla Venture. The equity interest owned by Shelbourne Falcon III is reflected as a noncontrolling interest in the consolidated financial statements.

Cash distributions may be made periodically based on calculated distributable income. There were no cash distributions made during the six months ended June 30, 2017 or 2016.

RLS DC Venture

In October 2015, we formed a joint venture, RLS DC Venture, with Shelbourne Falcon DC Investors LLC (Shelbourne Falcon IV), an entity led by Shelbourne. Initially, we owned an 86% interest in the joint venture, and Shelbourne Falcon IV owned a 14% interest. On October 29, 2015, RLH DC LLC (RLH DC), which is wholly-owned by RLS DC Venture, acquired 100% of The Quincy, an existing hotel business now operated as the Hotel RL Washington DC, in a business combination. The property is managed by RL Management.

As part of the organization of RLS DC Venture, Shelbourne Falcon IV had an option to purchase from us up to an additional 31% of the member interests. On February 3, 2016, Shelbourne Falcon IV elected to purchase from us an additional 15% of the member interests of RLS DC Venture, based on an aggregate purchase price of $1.5 million. With the sale of the additional member interest without a corresponding change in control $0.2 million was recognized as an increase in additional paid in capital in February 2016. On April 1, 2016, Shelbourne Falcon IV exercised the remaining option and purchased from us an additional 16% of the member interests of RLS DC Venture for $1.7 million, which resulted in a further increase of $0.3 million to RLH Corporation's additional paid in capital. Following the April 1, 2016 transaction, we now own 55% of RLS DC Venture, and Shelbourne Falcon IV owns 45%. RLS DC Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest, and substantially all of RLS DC Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne Falcon IV, which does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our equity interest and management fees. As a result, we consolidate RLS DC Venture. The equity interest owned by Shelbourne Falcon IV is reflected as a noncontrolling interest in the consolidated financial statements.

In May 2017, RLH Corporation provided $950,000 to RLS DC Venture to fund restricted cash required by the loan agreement. This funding was not treated as a loan or as a capital contribution. Rather, it is preferred capital of RLS DC Venture and will be repaid only when the DC hotel property is sold, when RLS DC Venture is liquidated, or the restricted cash is released per the loan agreement. Upon such an event, RLH Corporation will receive the $950,000 plus a preferred return of 9%, compounded annually, prior to any liquidation proceeds being returned to the members.

Cash distributions may be made periodically based on calculated distributable income. There were no cash distributions made during the six months ended June 30, 2017 or 2016.

5.    Property and Equipment

Property and equipment is summarized as follows (in thousands):

	June 30, 2017	December 31, 2016
Buildings and equipment	$253,012	$251,731
Furniture and fixtures	37,406	37,767
Landscaping and land improvements	7,998	7,928
	298,416	297,426
Less accumulated depreciation	(139,783)	(134,346)
	158,633	163,080
Land	43,192	43,193
Construction in progress	4,442	4,459
Property and equipment, net	$206,267	$210,732

6.     Goodwill and Intangible Assets

Goodwill represents the excess of the estimated fair value of the net assets acquired as a result of business combinations over the net tangible and identifiable intangible assets acquired. Goodwill was recorded in prior years in connection with the acquisitions of certain franchise and entertainment businesses.

The Red Lion, GuestHouse and Settle Inn & Suites brand names are identifiable, indefinite-lived intangible assets that represent the separable legal right to trade names and associated trademarks. We acquired the Red Lion brand name in a business combination we entered into in 2001. We purchased the GuestHouse and Settle Inn & Suites brand names from GuestHouse International LLC in April 2015 and have allocated $5.5 million of the final purchase price to the brand names.

On September 30, 2016 we acquired substantially all of the assets and assumed certain liabilities of Vantage Hospitality Group, Inc. (Vantage), including customer contracts and brand names (see Note 16). The brand names include: Americas Best Value Inn, Canadas Best Value Inn, Lexington Hotels & Inns, America's Best Inns & Suites, Jameson Inns, Country Hearth Inns & Suites, Vantage Hotels, Value Inn Worldwide, Value Hotel Worldwide, 3 Palms Hotels and Resorts and Signature Inn. Based on our purchase price allocation, we allocated $30.0 million to brand names. Based on our intent with the brands acquired, we determined that certain of the brands are indefinite-lived based on our intent to hold and maintain the brands. The total of the purchase price allocated to indefinite-lived brand names was $27.2 million. We also acquired certain brand names that we intend to sunset in the future. The total of the purchase price allocated to finite-lived brand names was $2.8 million, with a weighted average remaining useful life of 8.1 years.

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

Certain of our brand names and trademarks are considered to have indefinite lives. We assess goodwill and the other indefinite lived intangible assets for potential impairments annually as of October 1, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets. We did not impair any goodwill or intangible assets during the six months ended June 30, 2017 or 2016.

The following table summarizes the balances of goodwill and other intangible assets (in thousands):

	June 30, 2017	December 31, 2016
Goodwill	$12,566	$12,566

Intangible assets
Brand name - indefinite lived	$39,704	$39,704
Brand name - finite lived, net	2,490	2,664
Customer contracts, net	9,495	10,352
Trademarks	134	134
Total intangible assets	$51,823	$52,854

Goodwill and other intangible assets attributable to each of our business segments at June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017		December 31, 2016
		Intangible		Intangible
	Goodwill	Assets	Goodwill	Assets
Company operated hotels	$—	$4,660	$—	$4,660
Franchised hotels	9,405	47,157	9,405	48,188
Entertainment	3,161	6	3,161	6
Total	$12,566	$51,823	$12,566	$52,854

The following table summarizes the balances of amortized customer contracts and finite-lived brand names (in thousands):

	June 30, 2017	December 31, 2016
Customer contracts	$11,673	$11,673
Brand name - finite lived	2,751	2,751
Accumulated amortization	(2,439)	(1,408)
Net carrying amount	$11,985	$13,016

As of June 30, 2017, estimated future amortization expenses related to our customer contracts and finite-lived brand names is as follows (in thousands):

Year ending December 31,	Amount
2017 (remainder)	$1,022
2018	1,798
2019	1,610
2020	1,419
2021	1,261
Thereafter	4,875
Total	$11,985

7. Long-Term Debt
The current and noncurrent portions of long-term debt as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30, 2017		December 31, 2016
	Current	Noncurrent	Current	Noncurrent
RL Venture	$1,412	$71,968	$1,375	$69,841
RL Baltimore	13,300	—	—	13,300
RLH Atlanta	100	9,300	40	9,360
RLH DC	218	16,464	54	16,628
Total debt	15,030	97,732	1,469	109,129
Unamortized debt issuance costs	—	(1,705)	—	(2,267)
Long-term debt net of debt issuance costs	$15,030	$96,027	$1,469	$106,862
The collateral for each of the borrowings within the joint venture entities is the assets and proceeds of each respective entity.

RL Venture

In January 2015, RL Venture Holding LLC, a wholly-owned subsidiary of RL Venture, and each of its 12 wholly-owned subsidiaries entered into a loan agreement with Pacific Western Bank, which is secured by the hotels owned by RL Venture. Subsequently we disposed of one hotel, leaving 11 properties owned by RL Venture. The original principal amount of the loan was $53.8 million with an additional $26.2 million to be drawn over a two-year period to cover improvements related to the 12 hotels owned by the subsidiaries. We drew $0.6 million during the six months ended June 30, 2017. At June 30, 2017, there were unamortized debt issuance fees of $1.1 million.

The loan matures in January 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.75%. Fixed monthly principal payments began in January 2017 in an amount that would repay the outstanding principal balance over a twenty-five year amortization period.

The liabilities of RL Venture, other than its long-term debt, are nonrecourse to our general credit and assets. The long-term debt is nonrecourse as to RLH Corporation, but several investors in RL Venture, including us, are guarantors regarding completion of certain improvements to the hotels, environmental covenants in the loan agreement, losses incurred by the lender and in the event of a voluntary bankruptcy filing involving RL Venture, any of its subsidiaries or the guarantors. RLH Corporation has no other obligation to provide financial support to RL Venture.

The loan requires us to comply with customary reporting and operating covenants applicable to RL Venture, including requirements relating to debt service loan coverage ratios. It also includes customary events of default. We were in compliance with these covenants at June 30, 2017.

RL Baltimore

In April 2015, RL Baltimore obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by the Hotel RL Baltimore Inner Harbor. The initial principal amount of the loan was $10.1 million, and the lender agreed to advance an additional $3.2 million to cover expenses related to improvements to the hotel, which we drew during the year ended December 31, 2015. At June 30, 2017 the funds on the loan were fully disbursed. At June 30, 2017, there were unamortized debt issuance fees of $0.3 million.

The balance is payable at maturity of the loan in May 2018. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.25%.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RL Baltimore under the loan agreement is generally nonrecourse.  However, the lender may obtain a monetary judgment against RL Baltimore if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  RLH Corporation has guaranteed these recourse obligations of RL Baltimore and agreed to customary reporting and operating covenants. We were in compliance with these covenants at June 30, 2017.

RLH Atlanta

In September 2015, RLH Atlanta obtained a mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by a hotel adjacent to the Atlanta International Airport, which opened in April 2016 as the Red Lion Hotel Atlanta International Airport. The initial principal amount of the loan was $6.0 million, and the lender agreed to advance an additional $3.4 million to cover expenses related to improvements to the hotel, which we drew in the three months ended March 31, 2016. At June 30, 2017 the funds on the loan were fully disbursed. At June 30, 2017, there were unamortized debt issuance fees of $0.1 million.

The loan matures in September 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.35%. Monthly principal payments of $10,000 are due beginning in September 2017.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RLH Atlanta under the loan agreement is generally nonrecourse.  However, the lender may obtain a monetary judgment against RLH Atlanta if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  RLH Corporation has guaranteed these recourse obligations of RLH Atlanta and agreed to customary reporting and operating covenants. We were in compliance with these covenants at June 30, 2017.

RLH DC

In October 2015, RLH DC obtained a new mortgage loan from Pacific Western Bank secured by the Hotel RL Washington DC. The initial principal amount of the loan was $15.2 million, and the lender agreed to advance an additional $2.3 million to cover expenses related to improvements to the hotel. We drew $1.5 million in additional funds during the year ended December 31, 2016. At June 30, 2017 the funds on the loan were fully disbursed. At June 30, 2017, there were unamortized debt issuance costs of $0.3 million.

The loan matures in October 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.55%. Fixed monthly principal payments begin in November 2017 in an amount that will repay the outstanding principal balance over a twenty-five year amortization period.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RLH DC under the loan agreement is generally nonrecourse.  However, the lender may obtain a monetary judgment against RLH DC if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  RLH Corporation has guaranteed these recourse obligations of RLH DC and agreed to customary reporting and operating covenants. We were in compliance with these covenants at June 30, 2017.

Contractual maturities for long-term debt outstanding at June 30, 2017, for the next five years are summarized by the year as follows (in thousands):

Year ending December 31,	Amount
2017 (remainder)	$791
2018	24,442
2019	87,529
2020	—
2021	—
Thereafter	—
Total	$112,762

8.    Derivative Financial Instruments

We do not enter into derivative transactions for trading purposes, but rather to hedge our exposure to interest rate fluctuations. We manage our floating rate debt using interest rate caps in order to reduce our exposure to the impact of changing interest rates and future cash outflows for interest. We estimate the fair value of our interest rate caps via standard calculations that use as their basis readily available observable market parameters. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service, which is a Level 2 input. Changes in fair value of these instruments are recognized in interest expense on the Consolidated Statements of Operations. At June 30, 2017 and December 31, 2016, the valuation of the interest rate caps resulted in the recognition of assets with minimal values both individually and in the aggregate, which are included within Other assets, net on the Consolidated Balance Sheets.

Subsidiary	Institution	Original Notional Amount	LIBOR Reference Rate Cap	Expiration
		(In millions)
RL Venture	Commonwealth Bank of Australia	$80.0	4%	January 2018
RL Baltimore	Commonwealth Bank of Australia	$13.3	3%	May 2018
RLH Atlanta	SMBC Capital Markets, Inc.	$9.4	3%	September 2018
RLH DC	Commonwealth Bank of Australia	$17.5	3%	November 2018

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

Total future minimum payments due under all current term operating and capital leases at June 30, 2017, are as indicated below (in thousands):

Year ending December 31,	Total Lease Obligation	Operating Lease Obligation	Capital Lease Obligation
2017 (remainder)	$3,086	$2,952	$134
2018	5,296	5,021	275
2019	4,616	4,339	277
2020	4,546	4,294	252
2021	2,882	2,752	130
Thereafter	63,453	63,453	—
Total	$83,879	$82,811	$1,068

Total rent expense under leases for the three and six months ended June 30, 2017 was $1.6 million and $3.2 million, respectively, which represents the total of amounts shown within Hotel facility and land lease expense, as well as amounts included within Franchise, Entertainment, and General and Administrative operating expenses on our consolidated statements of operations. Total rent expense under leases for the three and six months ended June 30, 2016 was $1.4 million and $2.7 million, respectively.

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

The 2015 Stock Incentive Plan (2015 Plan) authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The 2015 Plan was approved by our shareholders in 2015 and provided for awards of 1.4 million shares, subject to adjustments for stock splits, stock dividends and similar events. In May 2017, our shareholders approved an amendment to the 2015 Plan to authorize an additional 1.5 million shares, for a total authorized of 2.9 million shares. As of June 30, 2017, there were 1,340,093 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2015 Plan.

Stock based compensation expense reflects the fair value of stock based awards measured at grant date, including an estimated forfeiture rate, and is recognized over the relevant service period. For the three and six months ended June 30, 2017 and 2016 stock-based compensation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Stock options	$17	$17	$34	$17
Restricted stock units	638	531	1,204	1,027
Performance stock units	25	—	25	—
Unrestricted stock awards	110	105	215	210
Employee Stock Purchase Plan	8	7	16	14
Total stock-based compensation	$798	$660	$1,494	$1,268

Stock Options

Stock options issued are valued based upon the Black-Scholes option pricing model and we recognize this value as an expense over the periods in which the options vest. Use of the Black-Scholes option-pricing model requires that we make certain assumptions, including expected volatility, forfeiture rate, risk-free interest rate, expected dividend yield and expected life of the options, based on historical experience. Volatility is based on historical information with terms consistent with the expected life of the option. The risk free interest rate is based on the quoted daily treasury yield curve rate at the time of grant, with terms consistent with the expected life of the option. For the six months ended June 30, 2017 there were no stock options granted. For the six months ended June 30, 2016 there were 81,130 shares granted.

Stock option fair value assumptions are as follows for stock options granted during the six months ended June 30, 2016:

Grant Date	Volatility	Forfeiture Rate	Risk-free Interest Rate	Dividend Yield	Expected Life (Years)
March 28, 2016	61.12%	21.07%	1.37%	—%	5

A summary of stock option activity for the six months ended June 30, 2017, is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2017	132,868	$8.91
Options granted	—	—
Options exercised	—	—
Options forfeited	(17,510)	$12.55
Balance, June 30, 2017	115,358	$8.36
Exercisable, June 30, 2017	54,511	$8.54

Additional information regarding stock options outstanding and exercisable as of June 30, 2017, is presented below:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$8.20	81,130	8.74	2026	$8.20	$—	20,283	$8.20	$—
$8.74	34,228	0.89	2018	$8.74	—	34,228	$8.74	—
	115,358	6.41	2018-2026	$8.36	$—	54,511	$8.54	$—
(1) The aggregate intrinsic value is before applicable income taxes and represents the amount option recipients would have received if all options had been exercised on the last trading day of the first six months of 2017, or June 30, 2017, based upon our closing stock price on that date of $7.35.

Restricted Stock Units, Shares Issued as Compensation

During the six months ended June 30, 2017 and 2016, we granted 458,020 and 282,989 unvested restricted stock units, respectively, to executive officers and other key employees, which typically vest 25% each year for four years on each anniversary of the grant date. While all of the shares are considered granted, they are not considered issued or outstanding until vested. As of June 30, 2017 and 2016, there were 1,335,450 and 1,159,814 unvested restricted stock units outstanding, respectively. Since we began issuing restricted stock units, approximately 21% of total restricted stock units granted have been forfeited.

A summary of restricted stock unit activity for the six months ended June 30, 2017, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2017	1,036,680	$7.27
Granted	458,020	$6.95
Vested	(130,877)	$7.12
Forfeited	(28,373)	$7.07
Balance, June 30, 2017	1,335,450	$7.18

We issued 130,877 shares of common stock to employees during the first six months of 2017 as their restricted stock units vested. Under the terms of the 2006 and 2015 plans and upon issuance, we authorized a net settlement of distributable shares to employees after consideration of individual employees' tax withholding obligations, at the election of each employee. The fair value of restricted stock that vested during the six months ended June 30, 2017 and 2016 was approximately $0.9 million and $0.9 million, respectively.

During the three months ended June 30, 2017 and 2016, we recognized $0.6 million and $0.5 million, respectively in compensation expense related to these grants. During the six months ended June 30, 2017 and 2016, we recognized $1.2 million and $1.0 million, respectively, in compensation expense related to these grants, and expect to record an additional $6.5 million in compensation expense over the remaining weighted average vesting periods of 32 months.

Performance Stock Units, Shares Issued as Compensation

In May 2017, we granted performance stock units (PSUs) to certain of our executives under the 2015 Plan. These PSUs include both performance vesting conditions and a service vesting condition. The performance vesting conditions are based on (1) an annual earnings goal tied to Adjusted EBITDA, with a 70% weighting, and (2) a goal tied to the number of signed franchise license agreements in the year, with a 30% weighting. Each performance condition has a minimum, a target and a maximum share amount based on the level of attainment of the performance condition. Compensation expense, net of estimated forfeitures, is calculated based on the estimated full year attainment of the performance conditions during the performance period and recognized on a straight-line basis over the performance and service periods. The PSUs vest upon achievement of the performance and service conditions, provided participants are employed by RLH Corporation at the end of the service periods. For the PSUs granted in May 2017, the service period ends in March 2020.

A summary of performance stock unit activity for the six months ended June 30, 2017, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2017	—	—
Granted	274,882	$6.45
Vested	—	—
Forfeited	—	—
Balance, June 30, 2017	274,882	$6.45

Unrestricted Stock Awards

Unrestricted stock awards are granted to members of our board of directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of the grant.

The following table summarizes unrestricted stock award activity for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Shares of unrestricted stock granted	15,822	12,294	28,248	27,228
Weighted average grant date fair value per share	$6.95	$8.54	$7.61	$7.71

Employee Stock Purchase Plan

In 2008, we adopted a new employee stock purchase plan (ESPP) upon expiration of our previous plan. Under the ESPP as approved in 2008, 300,000 shares of common stock were authorized for purchase by eligible employees. In May 2017, our shareholders authorized an additional 300,000 shares for a total of 600,000 shares authorized under the ESPP plan. As of June 30, 2017, 366,218 shares were available for grant. Eligible employees may purchase shares of our common stock at a 15% discount through payroll deductions. No employee may purchase more than $25,000 worth of shares, or more than 10,000 total shares, in any calendar year. As allowed under the ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. During the three months ended June 30, 2017 and 2016, there were no shares issued and approximately $8,000 and $7,000 was recorded in compensation expense related to the discount associated with the plan in each year, respectively. During the six months ended June 30, 2017 and 2016, 12,554 and 12,735 shares were issued, and $16,000 and $14,000 were recorded in compensation expense related to the discount associated with the plan in each year, respectively.

	Six Months Ended June 30,
	2017	2016
Shares of stock sold to employees	12,554	12,735
Weighted average fair value per ESPP award	$6.00	$5.96

Warrants

In January 2015, in connection with Shelbourne Falcon’s purchase of equity interests in RL Venture, we issued Shelbourne warrants to purchase 442,533 shares of common stock. The warrants have a five-year term from the date of issuance and a per share exercise price of $6.78. The warrants have been classified as equity due to required share settlement upon exercise. Accordingly, the estimated fair value of the warrants was recorded in additional paid in capital upon issuance, and we do not recognize subsequent changes in fair value in our financial statements. As of June 30, 2017, all warrants were still outstanding.

12.    Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator - basic and diluted:
Net income (loss)	$75	$622	$(5,048)	$(5,198)
Less: net (income) loss attributable to noncontrolling interests	(141)	(459)	1,378	562
Net income (loss) attributable to RLH Corporation	(66)	163	(3,670)	(4,636)
Less: fair value adjustment of share component of contingent consideration (1)	293	—	(420)	—
Net income (loss) attributable to RLH Corporation for diluted earnings (loss) per share (1)	$227	$163	$(4,090)	$(4,636)

Denominator:
Weighted average shares - basic	23,548	20,155	23,509	20,121
Weighted average shares - diluted (1)	23,548	20,649	24,199	20,121

Earnings (loss) per share - basic	$—	$0.01	$(0.16)	$(0.23)

Earnings (loss) per share - diluted (1)	$—	$0.01	$(0.17)	$(0.23)

(1) For the three months ended June 30, 2017, the effect of the fair value adjustment of share component of contingent consideration is excluded from the calculation of diluted earnings per share as it would be antidilutive.

For the three months ended June 30, 2017, we recognized $0.3 million of expense related to the change in fair value of the share component of the contingent consideration (classified within Acquisition and integration costs on our Consolidated Statement of Operations), as the result of the $0.30 per share increase in our stock price from March 31, 2017 to June 30, 2017.

For the six months ended June 30, 2017, we recognized $0.4 million of income related to the change in fair value of the share component of the contingent consideration (classified within Acquisition and integration costs on our Consolidated Statement of Operations), as the result of the $1.00 per share decrease in our stock price from December 31, 2016 to June 30, 2017.

The following table presents options to purchase common shares, restricted stock units outstanding, performance stock units outstanding, warrants to purchase common shares and contingently issuable shares included in the earnings per share calculation, as well as the amount excluded from the dilutive earnings per share calculation if they were considered antidilutive, for three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock Options(1)
Dilutive awards outstanding	—	—	—	—
Antidilutive awards outstanding	115,358	151,474	115,358	151,474
Total awards outstanding	115,358	151,474	115,358	151,474

Restricted Stock Units(2)
Dilutive awards outstanding	—	439,679	—	—
Antidilutive awards outstanding	1,335,450	720,135	1,335,450	1,159,814
Total awards outstanding	1,335,450	1,159,814	1,335,450	1,159,814

Performance Stock Units(3)
Dilutive awards outstanding	—	—	—	—
Antidilutive awards outstanding	—	—	—	—
Total awards outstanding	—	—	—	—

Warrants(4)
Dilutive awards outstanding	—	54,857	—	—
Antidilutive awards outstanding	442,533	387,676	442,533	442,533
Total awards outstanding	442,533	442,533	442,533	442,533

Shares for Vantage Contingent Consideration(5)
Dilutive awards outstanding	—	—	690,000	—
Antidilutive awards outstanding	690,000	—	—	—
Total awards outstanding	690,000	—	690,000	—

Total dilutive awards outstanding	—	494,536	690,000	—
(1) All stock options were anti-dilutive as a result of the RLH Corporation weighted average share price during the reporting periods.
(2) All restricted stock units were anti-dilutive due to the net loss attributable to RLH Corporation in the reporting periods, other than the three months ended June 30, 2016. If we had reported net income for the three months ended June 30, 2017 then 380,053 units would have been dilutive. If we had reported net income for the six months ended June 30, 2017 and 2016 then 381,287 and 406,058 units, respectively, would have been dilutive.
(3) All performance stock units are considered anti-dilutive, and are not included in the weighted average diluted shares outstanding until the performance targets have been met. Performance targets relate to total company annual earnings and the number of new franchise agreements signed in 2017.

(4) All warrants were anti-dilutive due to the net loss attributable to RLH Corporation in the three months ended June 30, 2017 and the six months ended June 30, 2017 and 2016. If we had reported net income for the three months ended June 30, 2017, all warrants would have been anti-dilutive due to our weighted average stock price during the period. If we had reported net income for the six months ended June 30, 2017 and 2016 then 21,156 and 30,453 units, respectively, would have been dilutive.
(5) As part of the Vantage acquisition, up to an additional 690,000 shares may be issued with the one-year and two-year contingent consideration earn outs (see Note 16). These shares would not be included in basic shares outstanding until the period the contingency is resolved. For purposes of calculating earnings per share, the income or expense recognized during the period that is related to the changes in the fair value of the share component of the contingent consideration is added back to net income/loss. For the three months ended June 30, 2017, we recognized $0.3 million of expense related to the change in fair value of the share component of the contingent consideration (classified within Acquisition and integration costs on our Consolidated Statement of Operations), as the result of the $0.30 per share increase in our stock price from March 31, 2017 to June 30, 2017. For the six months ended June 30, 2017, we recognized $0.4 million of income related to the change in fair value of the share component of the contingent consideration (classified within Acquisition and integration costs on our Consolidated Statement of Operations), as the result of the $1.00 per share decrease in our stock price from December 31, 2016 to June 30, 2017.

13.    Income Taxes

We recognized an income tax provision of $172,000 and $34,000 for the three months ended June 30, 2017 and 2016. For the six months ended June 30, 2017 and 2016 we recognized an income tax provision of $339,000 and $92,000. The income tax provision varies from the statutory rate primarily due to a full valuation allowance against our deferred assets, as well as for deferred tax expense associated with our acquired indefinite-lived intangible assets, which are amortized for tax purposes but not for U.S. GAAP purposes.

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

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$1,600	$1,600	$1,295	$1,295
Financial liabilities:
Total debt	$112,762	$111,792	$110,598	$107,858
Total capital lease obligations	1,068	1,068	1,147	1,147

15.    Related Party Transactions

All four of our joint ventures - RL Venture, RLS Atla Venture, RLS Balt Venture and RLS DC Venture - have agreed to pay to Shelbourne Capital, LLC (Shelbourne Capital) an investor relations fee each month equal to 0.50% of its total aggregate revenue. The amount Shelbourne Capital earned from all four joint ventures during the three months ended June 30, 2017 and 2016 totaled $120,000 and $117,000, respectively. The amount Shelbourne Capital earned from all four joint ventures during the six months ended June 30, 2017 and 2016 totaled $210,000 and $202,000, respectively. Columbia Pacific Opportunity Fund, LP, one of our largest shareholders, is an investor in Shelbourne Falcon, our minority partner in RL Venture. During the three months ended June 30, 2017 and 2016, Shelbourne Capital earned $99,000 and $101,000 from RL Venture in each period. During the six months ended June 30, 2017 and 2016, Shelbourne Capital earned $173,000 and $176,000 from RL Venture in each period.

RL Venture agreed to pay CPA Development, LLC, an affiliate of Columbia Pacific Opportunity Fund, LP, a construction management fee of $200,000 related to the renovation projects. No payment was due from RL Venture to CPA Development, LLC during the three and six months ended June 30, 2017, as the obligation was fully paid by the end of 2016. RL Venture paid $33,000 and $67,000 for the construction management fee during the three and six months ended June 30, 2016, respectively.

In May 2015, we entered into a management agreement with the owner (the LLC entity) of Red Lion Hotel Woodlake Conference Center Sacramento. A member of our board of directors is a 50% owner of the entity that serves as the manager member of the LLC entity. During the three and six months ended June 30, 2016, we recognized management fee and brand marketing fee revenue from the LLC entity of $32,000 and $62,000. On December 12, 2016 the LLC permanently closed the Red Lion Hotel Woodlake.

Effective March 2016, our wholly owned subsidiary, RL Management entered into a one-year contract to manage the Hudson Valley Resort and Spa, a hotel located in Kerhonkson, New York. Following the initial one-year term, we continue to manage the property on a month-to-month basis. The hotel is owned by HNA Hudson Valley Resort & Training Center LLC, an affiliate of HNA RLH Investments LLC, one of our largest shareholders, and is controlled by HNA Group North America LLC, for which Enrico Marini Fichera, one of our directors, serves as the Head of Investments. Under that contract, our subsidiary is entitled to a monthly management fee equal to $8,333 or three percent of the hotel’s gross operating revenues, whichever is greater. During the three and six months ended June 30, 2017, we recognized management fee revenue from HNA Hudson Valley Resort & Training Center LLC of $29,000 and $50,000. During the three and six months ended June 30, 2016, we recognized management fee revenue from HNA Hudson Valley Resort & Training Center LLC of $30,000.

The total amounts receivable from related parties, primarily related to hotel management agreements, were $1.6 million and $1.9 million at June 30, 2017 and December 31, 2016, and are classified within Accounts receivable from related parties on our Consolidated Balance Sheets.

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

The acquisition was funded at closing with $22.6 million of cash on hand, of which $10.3 million was paid to Vantage and $12.3 million was paid to TESI and 690,000 shares of RLH Corporation stock paid to TESI, which was valued at $5.8 million, based on the closing price of RLH Corporation stock of $8.34 on the close date. The total purchase price was $40.2 million, which included the estimated fair value of $0.9 million for the assumption of an obligation related to a previous business acquisition of Vantage and the fair value of $10.9 million of primarily contingent consideration, the total of which will be payable to TESI at the first and second anniversaries of the close date, based on the attainment of certain performance criteria. A minimum of $2 million of the additional consideration is not contingent and will be paid in equal amounts at the first and second anniversaries of the close date. Payment of the contingent consideration is dependent on the retention of Vantage properties under franchise or membership license agreements, as determined by the room count at the first and second year anniversary dates when compared with the room count at the close date, as follows:

	Year 1 Anniversary		Year 2 Anniversary		Total
Threshold	Shares	Cash(1)	Shares	Cash(1)	Shares	Cash(1)
90% of room count at close	414,000	$4,000	276,000	$3,000	690,000	$7,000
80% of room count at close	310,500	$3,000	207,000	$2,250	517,500	$5,250
Minimum	—	$1,000	—	$1,000	—	$2,000
(1) in thousands

If the room counts are below the 80% thresholds at each anniversary date, but the annual franchise revenue, measured as the most recent twelve months ending on the anniversary date, of the Vantage properties is equal to or exceeds the closing date revenue benchmark, then the contingent consideration would be paid at the anniversary date based on the 90% threshold in the table above. The contingent consideration is measured at each anniversary date independent of the other measurement period and is recorded as a liability due to the expected payment of cash and a variable number of shares. Changes in the obligation are recognized within acquisition and integration costs in the Consolidated Statements of Operations. At each reporting period, we are required to assess the fair value of the liability and record any changes in fair value in our Consolidated Statement of Operations. For the second quarter 2017, we recognized $0.2 million in expense associated with our updated assessment, including $0.3 million of expense related to the change in fair value of the share component of the contingent consideration (classified within Acquisition and integration costs on our Consolidated Statement of Operations), as the result of the $0.30 per share increase in our stock price from March 31, 2017 to June 30, 2017. As of June 30, 2017 and December 31, 2016, the estimated fair value of the contingent consideration was $11.2 million. Following the closing of the acquisition, Roger J. Bloss and Bernard T. Moyle were appointed to executive management positions at RLH Corporation, and Messrs. Bloss and Moyle also have ownership interests in TESI. Therefore, the contingent consideration obligations are classified as related party liabilities within our Consolidated Balance Sheets.

The following supplemental pro forma results are based on the individual historical results of RLH Corporation and Vantage, with adjustments to give effect to the combined operations as if the acquisition had been consummated on January 1, 2016 (unaudited):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(in thousands)
Revenue	$53,219	$93,771
Income (loss) before income taxes	$1,238	$(3,692)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In this report, "we", "us", "our", "our company" and "RLH Corporation" refer to Red Lion Hotels Corporation, doing business as RLH Corporation, and as the context requires all of its consolidated subsidiaries as follows:

Wholly-owned subsidiaries:
•Red Lion Hotels Holdings, Inc.
•Red Lion Hotels Franchising, Inc.
•Red Lion Hotels Management, Inc. (RL Management)
•Red Lion Hotels Limited Partnership
Joint venture entities:
•RL Venture LLC (RL Venture) in which we hold a 55% member interest
•RLS Atla Venture LLC (RLS Atla Venture) in which we hold a 55% member interest
•RLS Balt Venture LLC (RLS Balt Venture) in which we hold a 73% member interest
•RLS DC Venture LLC (RLS DC Venture) in which we hold a 55% member interest

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

Introduction

We are a NYSE-listed hospitality and leisure company (ticker symbol: RLH) primarily engaged in the management, franchising and ownership of hotels under the following proprietary brands:

• Hotel RL	• America's Best Inn & Suites
• Red Lion Hotels	• Signature Inn
• Red Lion Inn & Suites	• Jameson Inns
• GuestHouse	• Country Hearth Inns & Suites
• Settle Inn	• 3 Palm Hotels
• Americas Best Value Inn	• Value Inn Worldwide
• Canadas Best Value Inn	• Value Hotel Worldwide
• Lexington Hotels & Inns

A summary of our properties as of June 30, 2017, including the approximate number of available rooms, is provided below:

	Company Operated		Franchised		Total Systemwide
	Hotels	Total Available Rooms	Hotels	Total Available Rooms	Hotels	Total Available Rooms
Beginning quantity, January 1, 2017	20	4,200	1,117	68,900	1,137	73,100
Newly opened properties	—	—	29	1,800	29	1,800
Terminated properties	—	—	(56)	(3,800)	(56)	(3,800)
Ending quantity, June 30, 2017	20	4,200	1,090	66,900	1,110	71,100

Executed franchise license agreements, six months ended June 30, 2017:
New franchises	—	—	36	2,300	36	2,300
Renewals / changes of ownership	—	—	42	2,800	42	2,800
Total executed franchise license agreements, six months ended June 30, 2017	—	—	78	5,100	78	5,100

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

Overview

Total revenue for the three months ended June 30, 2017 increased $3.6 million, or 8%, compared with the same period in 2016, driven by our franchised hotels segment, partially offset by decreases in our entertainment and company operated hotels segments. For six months ended June 30, 2017, total revenue increased $10.8 million, or 14%, driven by our franchised hotels segment, and with the entertainment and company operated hotels businesses generating lower revenue compared with 2016. In 2017, franchise revenues were favorably impacted by the brands acquired brands from Vantage Hospitality Group, Inc. (Vantage) in September 2016.

Revenue per available room (RevPAR) systemwide increased 1.7% and 2.0% for the three and six months ended June 30, 2017 when compared with the same periods in 2016. The RevPAR increase for the second quarter was primarily driven by improvement of 3.2% in Average Daily Rate (ADR) and partially offset by 100 basis points in lower occupancy. For the year-to-date period in 2017, RevPAR improved as the result of an increase in ADR of 3.5%, with an offsetting 90 basis point decrease in occupancy.

RevPAR for company operated hotels on a comparable basis increased in the second quarter and first half of 2017 from the same periods in 2016, driven by increased ADR on a comparable basis and partially offset by lower average occupancy.

Our entertainment segment revenue decreased $4.3 million and $5.0 million for the three and six months ended June 30, 2017, when compared with 2016, respectively. The decrease for the quarter and year-to-date was primarily driven by a less favorable lineup of Broadway shows compared with 2016.

Results of Operations

A summary of our Consolidated Statements of Operations is provided below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenue	$48,531	$44,979	$88,491	$77,654
Total operating expenses	46,296	42,910	89,429	80,104
Operating income (loss)	2,235	2,069	(938)	(2,450)
Other income (expense):
Interest expense	(2,037)	(1,487)	(3,995)	(2,948)
Other income (loss), net	49	74	224	292
Income (loss) from operations before taxes	247	656	(4,709)	(5,106)
Income tax expense	172	34	339	92
Net income (loss)	75	622	(5,048)	(5,198)
Less net (income) loss attributable to noncontrolling interests	(141)	(459)	1,378	562
Net income (loss) attributable to Red Lion Hotels Corporation	$(66)	$163	$(3,670)	$(4,636)

Non-GAAP Financial Measures (1)
EBITDA	$6,880	$6,180	$8,425	$5,382
Adjusted EBITDA	$7,069	$6,423	$8,536	$5,753
Adjusted net income (loss)	$264	$865	$(4,937)	$(4,827)
(1) The definitions of "EBITDA", "Adjusted EBITDA" and "Adjusted net income (loss)" and how those measures relate to net income (loss)are discussed and reconciled under Reconciliation of Non-GAAP Financial Measures below.

For the three months ended June 30, 2017, we reported net income of $0.1 million, which included $0.2 million of acquisition and integration costs and $3,000 of CFO transition costs. For the three months ended June 30, 2016, we reported net income of $0.6 million, which included a net gain on the sale of intellectual property of $0.4 million, acquisition and integration costs and expenses of $0.2 million, and $0.4 million for the CFO transition and other one-time professional services costs.

For the six months ended June 30, 2017, we reported net loss of $5.0 million, which included $11,000 of acquisition and integration costs and $0.1 million of CFO transition costs. For the six months ended June 30, 2016, we reported net loss of $5.2 million, which included an environmental cleanup charge of $0.1 million related to one of our hotel properties, in addition to the amounts above in the second quarter.

The above special items are excluded from operating results in Adjusted EBITDA and adjusted net income (loss). For the three months ended June 30, 2017, Adjusted EBITDA was $7.1 million compared with $6.4 million in 2016. For the six months ended June 30, 2017, Adjusted EBITDA was $8.5 million compared with $5.8 million in 2016.

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
EBITDA, Adjusted EBITDA and Adjusted net income (loss) are commonly used measures of performance in our industry. We utilize these measures because management finds them a useful tool to calculate more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe they are a complement to reported operating results. EBITDA, Adjusted EBITDA and Adjusted net income (loss) are not intended to represent net income (loss) defined by generally accepted accounting principles in the United States (GAAP), and such information should not be considered as an alternative to reported information or any other measure of performance prescribed by GAAP. In addition, other companies in our industry may calculate EBITDA and, in particular, Adjusted EBITDA and Adjusted net income (loss) differently than we do or may not calculate them at all, limiting the usefulness of EBITDA, Adjusted EBITDA and Adjusted net income (loss) as comparative measures.
The following is a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$75	$622	$(5,048)	$(5,198)
Depreciation and amortization	4,596	4,037	9,139	7,540
Interest expense	2,037	1,487	3,995	2,948
Income tax expense (benefit)	172	34	339	92
EBITDA	6,880	6,180	8,425	5,382
Acquisition and integration costs (1)	186	240	11	240
Employee separation and transition costs (2)	3	396	100	396
Reserve for environmental cleanup (3)	—	—	—	128
Gain on asset dispositions (4)	—	(393)	—	(393)
Adjusted EBITDA	$7,069	$6,423	$8,536	$5,753

(1)  On September 30, 2016 RLH Corporation acquired Vantage. Net expenses associated with the acquisition and changes in the fair value of contingent consideration are included within Acquisition and integration costs on the Consolidated Statements of Operations.

(2)  During the second quarter of 2016, RLH Corporation recorded separation costs of a former Executive Vice President and Chief Financial Officer and other legal and consulting services associated with the CFO transition. The costs recorded for the three and six months ended June 30, 2017 consisted of legal and consulting services associated with the CFO transition.

(3) In the first quarter of 2016, a reserve was recorded for environmental cleanup at one of the hotel properties.
(4)  In the second quarter of 2016, RLH Corporation recorded a gain on sale of intellectual property, net of brokerage fees, of $0.4 million, included within Gain on asset dispositions, net on the Consolidated Statements of Operations.

The following is a reconciliation of Adjusted net income (loss) to net income (loss) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$75	$622	$(5,048)	$(5,198)
Acquisition and integration costs (1)	186	240	11	240
Employee separation and transition costs (2)	3	396	100	396
Reserve for environmental cleanup (3)	—	—	—	128
Gain on asset dispositions (4)	—	(393)	—	(393)
Adjusted net income (loss)	$264	$865	$(4,937)	$(4,827)

(1)  On September 30, 2016 RLH Corporation acquired Vantage. Net expenses associated with the acquisition and changes in the fair value of contingent consideration are included within Acquisition and integration costs on the Consolidated Statements of Operations.

(2)  During the second quarter of 2016, RLH Corporation recorded separation costs of a former Executive Vice President and Chief Financial Officer and other legal and consulting services associated with the CFO transition. The costs recorded for the three and six months ended June 30, 2017 consisted of legal and consulting services associated with the CFO transition.

(3) In the first quarter of 2016, a reserve was recorded for environmental cleanup at one of the hotel properties.
(4)  In the second quarter of 2016, RLH Corporation recorded a gain on sale of intellectual property, net of brokerage fees, of $0.4 million, included within Gain on asset dispositions, net on the Consolidated Statements of Operations.

Reconciliation of Comparable Company Operated Hotel Revenue, Expenses and Operating Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Company operated hotel revenue	$32,274	$32,209	$56,970	$56,358
less: revenue from sold and closed hotels	—	(880)	—	(1,453)
less: revenue from hotels without comparable results	(1,190)	(567)	(2,221)	(607)
Comparable company operated hotel revenue	$31,084	$30,762	$54,749	$54,298

Company operated hotel operating expenses	$23,688	$24,072	$45,166	$45,672
less: operating expenses from sold and closed hotels	—	(570)	—	(1,067)
less: operating expenses from hotels without comparable results	(1,080)	(1,150)	(2,037)	(1,618)
Comparable company operated hotel operating expenses	$22,608	$22,352	$43,129	$42,987

Company operated hotel direct operating profit	$8,586	$8,137	$11,804	$10,686
less: operating profit from sold and closed hotels	—	(310)	—	(386)
less: operating profit from hotels without comparable results	(110)	583	(184)	1,011
Comparable company operated hotel direct profit	$8,476	$8,410	$11,620	$11,311
Comparable company operated hotel direct margin %	27.3%	27.3%	21.2%	20.8%

Revenues

A detail of our revenues for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Company operated hotels	$32,274	$32,209	$56,970	$56,358
Other revenues from managed properties	1,067	1,580	1,993	2,766
Franchised hotels	12,427	4,131	23,331	7,427
Entertainment	2,702	7,047	6,081	11,078
Other	61	12	116	25
Total revenues	$48,531	$44,979	$88,491	$77,654

Three months ended June 30, 2017 and 2016

During the second quarter of 2017, revenue from our company operated hotel segment was flat compared with the second quarter of 2016. The increase was driven primarily by increased ADR, partially offset by the loss of one owned and one managed properties. On a comparable hotel basis, excluding the results of sold and closed properties and hotels for which comparable results were not available, revenue from our company operated hotel segment was slightly higher ($0.3 million or 1%) in the second quarter of 2017 compared with the second quarter of 2016 primarily due to the 3.2% increase in ADR and partially offset by a slightly lower average occupancy.

Revenue from our franchised hotels segment increased $8.3 million to $12.4 million in the second quarter of 2017 compared with the same period in 2016. This increase was primarily due to an additional $7.9 million from the recently acquired brands, as well as growth in the number of franchises in the system.

Revenue in the entertainment segment decreased $4.3 million to $2.7 million in the second quarter of 2017 compared with the second quarter of 2016. This was due primarily to a less favorable lineup of Broadway shows along with normal variability in the ticketing business from period to period.

Six months ended June 30, 2017 and 2016

During six months ended June 30, 2017, revenue from our company operated hotel segment increased $0.6 million or 1% compared with the same period in 2016. The increase was driven primarily by new company operated locations that were opened in the second quarter of 2016, partially offset by two hotel properties sold or closed in the fourth quarter of 2016. On a comparable hotel basis, excluding the results of sold and closed properties and hotels for which comparable results were not available, revenue from our company operated hotel segment was slightly higher ($0.5 million or 1%) for the six months ended June 30, 2017 compared with the same period in 2016 primarily due to the 2.9% increase in ADR and partially offset by a slightly lower average occupancy.

Revenue from our franchised hotels segment increased $15.9 million to $23.3 million in the six months ended June 30, 2017 compared with the same period in 2016. This increase was primarily due to an additional $15.1 million from the recently acquired brands, as well as growth in the number of franchises in the system.

Revenue in the entertainment segment decreased $5.0 million to $6.1 million in the six months ended June 30, 2017 compared with the same period in 2016. This was due primarily to a less favorable lineup of Broadway shows along with normal variability in the ticketing business from period to period.

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

Average occupancy, ADR and RevPAR statistics are provided below on a comparable basis.

Comparable Hotel Statistics (1)
	Three Months Ended June 30,
	2017				2016
	Average Occupancy(2)		ADR(3)	RevPAR(4)	Average Occupancy(2)	ADR(3)	RevPAR(4)
Systemwide	65.3%		$92.03	$60.09	66.3%	$89.19	$59.11

Change from prior comparative period:	Average Occupancy(2)		ADR(3)	RevPAR(4)
Systemwide	(100.0)	bps	3.2%	1.7%

Comparable Hotel Statistics (1)
	Six Months Ended June 30,
	2017				2016
	Average Occupancy(2)		ADR(3)	RevPAR(4)	Average Occupancy(2)	ADR(3)	RevPAR(4)
Systemwide	59.8%		$88.17	$52.68	60.7%	$85.17	$51.67

Change from prior comparative period:	Average Occupancy(2)		ADR(3)	RevPAR(4)
Systemwide	(90.0)	bps	3.5%	2.0%

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

(3) Average daily rate (ADR) represents total room revenues divided by the total number of paid rooms occupied by hotel guests.
(4) Revenue per available room (RevPAR) represents total room and related revenues divided by total available rooms.

Average occupancy, RevPAR, and ADR as defined below, are non-GAAP measures and are widely used in the hospitality industry and appear throughout this document as important measures to the discussion of our operating performance.

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

Throughout this document and unless otherwise stated, RevPAR, ADR and average occupancy statistics are calculated using statistics for comparable hotels. Some of the terms used in our industry such as "upscale", "midscale" and "economy" are consistent with those used by Smith Travel Research (STR), an independent statistical research service that specializes in the lodging industry. These terms as used in our disclosures are consistent with the STR definitions.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, depreciation and amortization, hotel facility and land lease expense, gain or loss on asset dispositions, general and administrative expenses and acquisition and integration costs.

The detail of our operating expenses by major expense category as reported for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Company operated hotels	$23,688	$24,072	$45,166	$45,672
Other costs from managed properties	1,067	1,580	1,993	2,766
Franchised hotels	8,870	3,464	17,402	6,820
Entertainment	2,733	6,140	5,817	9,577
Other	3	9	7	21
Depreciation and amortization	4,596	4,037	9,139	7,540
Hotel facility and land lease	1,202	1,185	2,403	2,346
Gain on asset dispositions, net	(98)	(512)	(217)	(629)
General and administrative expenses	4,049	2,695	7,708	5,751
Acquisition and integration costs	186	240	11	240
Total operating expenses	$46,296	$42,910	$89,429	$80,104

The summary of our comparable hotel operating expenses for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands):

Comparable Hotel Expenses (Non-GAAP Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Company operated hotel operating expenses	$23,688	$24,072	$45,166	$45,672
less: operating expenses from sold and closed hotels	—	(570)	—	(1,067)
less: operating expenses from hotels without comparable results	(1,080)	(1,150)	(2,037)	(1,618)
Comparable company operated hotel operating expenses	$22,608	$22,352	$43,129	$42,987

Comparable hotels are defined as properties that were operated by our company for at least one full calendar year as of the beginning of the current year other than hotels for which comparable results were not available. Comparable results excludes two hotels, one of which was sold and one which was closed in the fourth quarter of 2016. In addition, one owned and one managed property were opened during the second quarter of 2016 and are excluded, as these properties had not been open at least one year as of the beginning of the current year.
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

Three months ended June 30, 2017 and 2016

Direct company operated hotel expenses were $23.7 million and $24.1 million in the second quarters of 2017 and 2016, driven by lower department costs. On a comparable basis, direct company operated hotel expenses were flat at $22.6 million in the second quarter of 2017 compared with $22.4 million in the second quarter of 2016.

Direct expenses for the franchised hotels in the second quarter of 2017 increased $5.4 million compared with the second quarter of 2016, primarily driven by costs associated with the recently acquired economy brand operations.

Direct expenses for the entertainment segment in the second quarter of 2017 decreased by $3.4 million compared with the second quarter of 2016, driven by lower revenue in both the entertainment and ticketing businesses.

Depreciation and amortization expenses increased $0.6 million in the second quarter of 2017 compared with the second quarter of 2016, primarily due to the completion of the renovations at the RL Venture and Washington, D.C. properties, along with the opening of the Atlanta Airport hotel in the second quarter of 2016, and the addition of the definite-lived intangibles from the Vantage acquisition.

Hotel facility and land lease costs were flat for the second quarter of 2017 compared with 2016.

General and administrative expenses increased by $1.4 million in the second quarter of 2017 compared with 2016, primarily due to the addition of costs from the Vantage acquisition and higher variable compensation expense in conjunction with our financial performance in the first half of 2017 compared with 2016.

Acquisition and integrations costs were lower by $0.1 million in the second quarter of 2017 compared with 2016. In 2017, we recognized $0.2 million in expense related to the increase in fair value of the contingent consideration for the Vantage acquisition. In 2016, we incurred costs for professional services related to the negotiations of the Vantage acquisition.

Six months ended June 30, 2017 and 2016

Direct company operated hotel expenses were $45.2 million and $45.7 million in the first half of 2017 and 2016. On a comparable basis, direct company operated hotel expenses were flat at $43.1 million in the six month period ended June 30, 2017 compared with $43.0 million in the same period in 2016.

Direct expenses for the franchised hotels in the first half of 2017 increased $10.6 million compared with the second quarter of 2016, primarily driven by costs associated with the recently acquired economy brand operations.

Direct expenses for the entertainment segment in the 2017 decreased by $3.8 million compared with 2016, driven by lower revenue in both the entertainment and ticketing businesses.

Depreciation and amortization expenses increased $1.6 million in the first half of 2017 compared with 2016, primarily due to the completion of the renovations at the RL Venture and Washington, D.C. properties, along with the opening of the Atlanta Airport hotel in the second quarter of 2016, and the addition of the definite-lived intangibles from the Vantage acquisition.

Hotel facility and land lease costs were flat for the first half of 2017 compared with 2016.

General and administrative expenses increased by $2.0 million in the six months ended June 30, 2017 compared with 2016, primarily due to the addition of costs from the Vantage acquisition and higher variable compensation expense in conjunction with our financial performance in the first quarter of 2017 compared with 2016.

Acquisition and integrations costs were lower by $0.2 million in the first half of 2017 compared with 2016. In 2017, we recognized minimal expense for the increase in fair value of the contingent consideration for the Vantage acquisition. In 2016, we incurred costs for professional services related to the negotiations of the Vantage acquisition.

Interest Expense

Interest expense increased $0.6 million in the second quarter of 2017 compared with the second quarter of 2016. Interest expense increased $1.0 million during the six months ended June 30, 2017 compared with the same period in 2016. The increase was primarily driven by the greater outstanding principal balance of debt at the joint ventures.

Other Income (Expense), net

Other income (expense), net remained flat for the three and six month ended June 30, 2017 compared with the periods in 2016.

Income Taxes

For the three and six months ended June 30, 2017, we reported income tax expense of $172,000 and $339,000 compared with income tax expense of $34,000 and $92,000 for the same periods in 2016. The income tax provisions vary from the statutory rate primarily due to a full valuation allowance against our deferred tax assets, as well as for deferred tax expense associated with our acquired indefinite-lived intangible assets, which are amortized for tax purposes but not for U.S. GAAP purposes.

Liquidity and Capital Resources

Our principal source of liquidity is cash flows from operations. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $18.9 million and $29.4 million at June 30, 2017 and December 31, 2016. We believe that we have sufficient liquidity to fund our operations at least through August 2018.

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

We are committed to keeping our properties well maintained and attractive to our customers in order to maintain our competitiveness within the industry and keep our hotels properly positioned in their markets. This requires ongoing access to capital for replacement of outdated furnishings as well as for facility repair, modernization and renovation. As a result, we included property improvement expenditures in the borrowing arrangements for our RL Venture Holding LLC properties, as well as the Baltimore, Atlanta, and Washington, DC locations. Those renovations have been completed as of June 30, 2017.

In January 2015, RL Venture Holding LLC, a wholly-owned subsidiary of RL Venture, and each of its 12 wholly-owned subsidiaries entered into a loan agreement with Pacific Western Bank. Subsequently we disposed of one hotel, leaving 11 properties owned by RL Venture. The original principal amount of the loan was $53.8 million with an additional $26.2 million to be drawn over a two-year period to cover property improvements related to the 12 hotels owned by the subsidiaries. At June 30, 2017, draws on the loan were substantially complete, with a remaining amount of $1.3 million available for draw. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.75%. Fixed monthly principal payments began in January 2017 in an amount that will repay the outstanding principal balance over a twenty-five year amortization period. Our joint venture partner owns 45% of RL Venture at June 30, 2017.
In April 2015, RL Baltimore, a wholly-owned subsidiary of RLS Balt Venture LLC, obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by the Hotel RL Baltimore Inner Harbor. The initial principal amount of the loan was $10.1 million, and the lender agreed to advance an additional $3.2 million to cover expenses related to improvements to the hotel, all of which has been drawn. The loan matures in May 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.25%. Principal payments of $16,000 per month are required beginning in May 2018. Our joint venture partner owns 27% of RLS Balt Venture at June 30, 2017.

In September 2015, RLH Atlanta obtained a new mortgage loan from PFP Holding Company IV LLC, which was used to acquire, and is secured by, a hotel adjacent to the Atlanta International Airport, which opened in April 2016 as the Red Lion Hotel Atlanta International Airport. The principal amount of the loan is $9.4 million, all of which has been drawn at June 30, 2017. The loan matures in September 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.35%. Monthly principal payments of $10,000 are due beginning in September 2017. Our joint venture partner owns 45% of RLS Atla Venture at June 30, 2017.

In October 2015, RLH DC obtained a new mortgage loan from Pacific Western Bank, which was used, along with cash on hand, to acquire, and is secured by, the Hotel RL Washington, DC. The principal amount of the loan is $16.7 million and has been fully drawn as of June 30, 2017. The loan matures in October 2019 and has a one-year extension option. Interest under the advanced portions of the loan will be calculated at LIBOR plus 4.55%. Interest only payments are due monthly and commenced November 2015. Monthly principal payments are required beginning in November 2017 in an amount that will repay the outstanding principal balance over an amortization period of twenty-five years. Our joint venture partner owns 45% of RLS DC Venture as of June 30, 2017.

At June 30, 2017 total outstanding debt was $111.1 million, net of discount, all of which is at variable interest rates. Our average pre-tax interest rate on debt was 6.1% at June 30, 2017. Refer to Note 7 in Item 1. Financial Information for further information on the specific terms of our debt.

Operating Activities

Net cash provided by operating activities totaled $1.9 million during the first six months of 2017 compared with $2.9 million during the same period in 2016. The primary driver for the change in cash flows was a decline in working capital accounts.

Investing Activities

Net cash used in investing activities totaled $5.6 million during the first six months of 2017 compared with $14.1 million during the first six months of 2016. The primary driver of the change was a decrease in capital expenditures from $19.6 million for the six months ended June 30, 2016 down to $5.4 million for the six months ended June 30, 2017, partially offset by proceeds from sales of short-term investments of $5.4 million during the six months ended June 30, 2016.

Financing Activities

Net cash provided by financing activities was $1.2 million during the first six months of 2017 compared with $13.5 million in the first six months of 2016. The primary driver of the change was higher borrowings on long-term debt for the six months ended June 30, 2016 of $12.3 million down to $2.8 million for the six months ended June 30, 2017.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and estimated interest on debt and capital leases, as of June 30, 2017 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt(1)	$123,727	$22,079	$101,648	$—	$—
Capital leases(1)	1,194	162	631	401	—
Operating leases	82,811	5,558	8,919	5,757	62,577
Total contractual obligations (2)	$207,732	$27,799	$111,198	$6,158	$62,577
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

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from outstanding debt. As of June 30, 2017, our outstanding debt, including current maturities and excluding unamortized origination fees, was $112.8 million, which is under term loans subject to variables rates, but is subject to interest rate caps.

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

The below table summarizes the principal payment requirements on our debt obligations at June 30, 2017 on our Consolidated Balance Sheet (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Debt	$791	$24,442	$87,529	$—	$—	$—	$112,762	$111,792
Average interest rate							6.1%

Item 4.	Controls and Procedures

As of June 30, 2017, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2017 to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in SEC rules and forms.

As we disclosed in Part II, Item 9A “Controls and Procedures” of our annual report on Form 10-K for the year ended December 31, 2016, we concluded that internal controls over financial reporting were not effective as of December 31, 2016 because of a material weakness in our internal control over financial reporting related to the reporting of our third party ticket sales liability. As we described in our 2016 annual report on Form 10-K, we implemented a remediation plan to address the control deficiency that led to the material weakness referred to above. We designed, implemented and tested manual controls related to the reporting of our third party ticket sales liability recorded in our general ledger and the detailed subsidiary ledger. Based on the implementation of these controls and their effective operation during the six months ended June 30, 2017, we have determined the material weakness has been remediated.

There were no changes in internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, other than as described above related to the operation of our remediation plan.

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

On July 12, 2017, we filed a lawsuit against Hard Rock Café International in U.S. District Court for the Southern District of New York alleging, among other things, Hard Rock copied our distinctive trade dress for our Hotel RL Brand. Hard Rock has indicated it intends to defend itself against these claims.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
Index to Exhibits

Exhibit Number	Description

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 in the Current Report on Form 8-K (Commission File No. 001-13957) filed on August 3, 2017)

10.1	First Amendment to 2015 Stock Incentive Plan (incorporated by reference to Appendix D to the Schedule 14A (Commission File No. 001-13957) filed on April 20, 2017)

10.2	Second Amendment to 2008 Employee Stock Purchase Plan (incorporated by reference to Appendix E to the Schedule 14A (Commission File No. 001‑13957) filed on April 20, 2017)

10.3	Form of Restricted Stock Unit Agreement - Notice of Grant (incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K (Commission File No. 001‑13957) filed on May 25, 2017)

10.4
Form of Performance Based Restricted Stock Unit Agreement - Notice of Grant (incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K (Commission File No. 001‑13957) filed on May 25, 2017)

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

Red Lion Hotels Corporation
Registrant

Signature		Title	Date

By:	/s/ Gregory T. Mount	President and Chief Executive Officer (Principal Executive Officer)	August 4, 2017
Gregory T. Mount

By:	/s/ Douglas L. Ludwig	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 4, 2017
Douglas L. Ludwig