Form 10-Q
period 2017-09-30
Red Lion Hotels CORP
filed 2017-11-06
CIK 1052595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-13957

RED LION HOTELS CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1032187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1550 Market St. #350 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 31, 2017, there were 23,626,111 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2017 and December 31, 2016

	September 30, 2017	December 31, 2016
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents ($9,599 and $5,134 attributable to VIEs)	$36,179	$38,072
Restricted cash ($12,620 and $9,211 attributable to VIEs)	12,946	9,537
Accounts receivable, net ($4,236 and $2,811 attributable to VIEs)	14,450	9,196
Accounts receivable from related parties	1,824	1,865
Notes receivable, net	1,572	1,295
Inventories ($455 and $447 attributable to VIEs)	631	596
Prepaid expenses and other ($1,141 and $1,008 attributable to VIEs)	5,156	4,244
Assets held for sale	4,285	5,585
Total current assets	77,043	70,390
Property and equipment, net ($173,377 and $179,609 attributable to VIEs)	204,131	210,485
Goodwill	9,404	9,404
Intangible assets	51,306	52,848
Other assets, net ($177 and $64 attributable to VIEs)	1,843	1,408
Total assets	$343,727	$344,535
LIABILITIES
Current liabilities:
Accounts payable ($1,998 and $3,886 attributable to VIEs)	$5,555	$8,479
Accrued payroll and related benefits ($1,076 and $175 attributable to VIEs)	5,516	4,590
Other accrued entertainment liabilities held for sale	6,757	11,334
Other accrued liabilities ($2,749 and $1,656 attributable to VIEs)	6,087	4,063
Long-term debt, due within one year ($24,422 and $1,469 attributable to VIEs)	24,422	1,469
Contingent consideration for acquisition due to related party, due within one year	7,581	6,768
Liabilities held for sale	739	686
Total current liabilities	56,657	37,389
Long-term debt, due after one year, net of debt issuance costs ($87,040 and $106,862 attributable to VIEs)	87,040	106,862
Contingent consideration for acquisition due to related party, due after one year	4,944	4,432
Deferred income and other long-term liabilities ($701 and $841 attributable to VIEs)	1,666	2,293
Deferred income taxes	6,132	5,716
Total liabilities	156,439	156,692

Commitments and contingencies

STOCKHOLDERS’ EQUITY
RLH Corporation stockholders' equity:
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 23,611,519 and 23,434,480 shares issued and outstanding	236	234
Additional paid-in capital, common stock	173,341	171,089
Accumulated deficit	(16,901)	(15,987)
Total RLH Corporation stockholders' equity	156,676	155,336
Noncontrolling interest	30,612	32,507
Total stockholders' equity	187,288	187,843
Total liabilities and stockholders’ equity	$343,727	$344,535
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the Three and Nine Months Ended September 30, 2017 and 2016

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Revenue:
Company operated hotels	$37,244	$37,157	$94,214	$93,515
Other revenues from managed properties	1,054	1,733	3,047	4,498
Franchised hotels	12,714	4,766	36,045	12,194
Other	12	16	128	40
Total revenues	51,024	43,672	133,434	110,247
Operating expenses:
Company operated hotels	25,284	25,363	70,450	71,035
Other costs from managed properties	1,054	1,733	3,047	4,498
Franchised hotels	8,898	3,214	26,300	10,034
Other	(9)	9	(2)	30
Depreciation and amortization	4,660	3,771	13,742	11,209
Hotel facility and land lease	1,201	1,197	3,604	3,543
Gain on asset dispositions, net	(113)	(100)	(334)	(729)
General and administrative expenses	3,640	2,031	11,348	7,781
Acquisition and integration costs	1,235	1,413	1,246	1,653
Total operating expenses	45,850	38,631	129,401	109,054
Operating income	5,174	5,041	4,033	1,193
Other income (expense):
Interest expense	(2,119)	(1,793)	(6,114)	(4,741)
Other income (loss), net	338	169	562	290
Total other income (expense)	(1,781)	(1,624)	(5,552)	(4,451)
Income (loss) from continuing operations before taxes	3,393	3,417	(1,519)	(3,258)
Income tax expense	174	166	513	258
Net income (loss) from continuing operations	3,219	3,251	(2,032)	(3,516)
Discontinued operations:
Income from discontinued business unit, net of income tax benefit of $0	408	262	611	1,831
Net income (loss)	3,627	3,513	(1,421)	(1,685)
Net (income) loss attributable to noncontrolling interest	(871)	(1,207)	507	(645)
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	$2,756	$2,306	$(914)	$(2,330)

Earnings (loss) per share - basic
Income (loss) from continuing operations attributable to RLH Corporation	$0.10	$0.10	$(0.06)	$(0.21)
Income from discontinued operations	0.02	0.01	0.02	0.09
Net income (loss) attributable to RLH Corporation	$0.12	$0.11	$(0.04)	$(0.12)

Earnings (loss) per share - diluted
Income (loss) from continuing operations attributable to RLH Corporation	$0.10	$0.10	$(0.06)	$(0.21)
Income from discontinued operations	0.01	0.01	0.02	0.09
Net income (loss) attributable to RLH Corporation	$0.11	$0.11	$(0.04)	$(0.12)

Weighted average shares - basic	23,609	20,228	23,542	20,157
Weighted average shares - diluted	24,176	20,613	23,542	20,157
The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
Operating activities:
Net loss	$(1,421)	$(1,685)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,806	11,354
Amortization of debt issuance costs	892	880
Gain on disposition of property, equipment and other assets, net	(328)	(730)
Deferred income taxes	416	233
Equity in investments	—	(171)
Stock based compensation expense	2,392	1,960
Provision for doubtful accounts	407	212
Fair value adjustments to contingent consideration	1,325	—
Change in current assets and liabilities:
Accounts receivable	(4,345)	(4,664)
Notes receivable	(69)	(68)
Inventories	(32)	63
Prepaid expenses and other	(1,324)	(1,959)
Accounts payable	(780)	3,697
Other accrued liabilities	(1,936)	(2,046)
Net cash provided by operating activities	9,003	7,076
Investing activities:
Capital expenditures	(8,024)	(30,266)
Acquisition of Vantage Hospitality	—	(22,694)
Proceeds from disposition of property and equipment	28	434
Collection of notes receivable related to property sales	200	1,781
Advance of note receivable	(408)	(328)
Proceeds from sales of short-term investments	—	18,060
Other, net	—	78
Net cash used in investing activities	(8,204)	(32,935)
Financing activities:
Borrowings on long-term debt	3,237	19,547
Repayment of long-term debt	(959)	—
Debt issuance costs	(35)	(192)
Proceeds from sale of interests in joint ventures	—	3,194
Distributions to noncontrolling interest	(1,388)	(3,594)
Stock-based compensation awards cancelled to settle employee tax withholding	(332)	(343)
Other, net	194	156
Net cash provided by financing activities	717	18,768

Change in cash, cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	1,516	(7,091)
Cash, cash equivalents and restricted cash at beginning of period	47,609	35,202
Cash, cash equivalents and restricted cash at end of period	$49,125	$28,111

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (Continued)
For the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended
	September 30,
	2017	2016
	(In thousands)

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Income taxes	$154	$22
Interest on debt	5,199	4,187
Non-cash investing and financing activities:
Reclassification of long-term debt to current	$22,953	$5,912
Reclassification of current and noncurrent assets to assets held for sale	4,285	3,936
Reclassification of current and noncurrent liabilities to liabilities held for sale	739	—
Reclassification of long-term note receivable to short-term	339	25
Property and equipment, purchases not yet paid	210	59
Accrual of contingent consideration for Vantage acquisition	—	11,077
Shares issued for Vantage acquisition	—	5,755
Reclassification of current assets to noncurrent assets	—	14

The accompanying condensed notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation ("RLH Corporation", "we", "our", "us", or "our company") is a NYSE-listed hospitality and leisure company (ticker symbol: RLH) doing business as RLH Corporation and primarily engaged in the management, franchising and ownership of hotels under the following proprietary brands:

• Hotel RL	• America's Best Inn & Suites
• Red Lion Hotels	• Signature Inn
• Red Lion Inn & Suites	• Jameson Inns
• GuestHouse	• Country Hearth Inns & Suites
• Settle Inn	• 3 Palm Hotels
• Americas Best Value Inn	• Value Inn Worldwide
• Canadas Best Value Inn	• Value Hotel Worldwide
• Lexington Hotels & Inns

A summary of our hotels and available rooms as of September 30, 2017 is provided below:

	Company Operated		Franchised		Total Systemwide
	Hotels	Total Available Rooms	Hotels	Total Available Rooms	Hotels	Total Available Rooms
Total	20	4,200	1,082	66,600	1,102	70,800

On October 3, 2017, we completed the sale of certain specified liabilities and substantially all of the assets of our Entertainment segment, previously composed of WestCoast Entertainment and TicketsWest, including ticketing agreements and engagement agreements with various entertainment venues, teams and artists located throughout the Western United States. As such, the results of the Entertainment segment are reported as discontinued operations, and the assets and liabilities are classified as held for sale for all periods presented in this quarterly report on Form 10-Q. See Note 17.

We were incorporated in the state of Washington in April 1978. The Company's corporate headquarters are located in Denver, Colorado, with regional offices in Spokane, Washington, and Coral Springs, Florida.

We are authorized to issue 50 million shares of common stock, par value $0.01 per share, and five million shares of preferred stock, par value $0.01 per share. As of September 30, 2017, there were 23,611,519 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. The board of directors has the authority, without action by the shareholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights of the common stock.

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

In the opinion of management, these unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly our Consolidated Balance Sheet at September 30, 2017, the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016. The results of operations for the periods presented may not be indicative of that which may be expected for a full year or for any other fiscal period.

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

Restricted Cash

In accordance with our various borrowing arrangements, at September 30, 2017 and December 31, 2016 cash of $12.9 million and $9.5 million, respectively, was held primarily as reserves for debt service (interest only), property improvements, and other requirements from the lenders.

In our Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, we include restricted cash with cash and cash equivalents when reconciling the beginning and ending balances for each period. The balances included in the Consolidated Statements of Cash Flows for the periods ended are as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash and cash equivalents	$36,179	$18,930
Restricted cash	12,946	9,181
Cash, cash equivalents and restricted cash	$49,125	$28,111

Allowance for Doubtful Accounts

The ability to collect individual accounts receivable is reviewed on a routine basis. An allowance for doubtful accounts is recognized based on specifically identified amounts believed to be uncollectible. If actual collection experience changes, revisions to the allowance may be required, and, if all attempts to collect a receivable fail, it is recorded against the allowance. The estimate of the allowance for doubtful accounts may be impacted by, among other things, national and regional economic conditions. Acquired accounts receivable from business acquisitions are recorded at fair value, based on amounts expected to be collected. Therefore no allowance for doubtful accounts related to these accounts is recorded at the acquisition date.

The following schedule summarizes the activity in the allowance account for trade accounts receivable (in thousands):

	2017	2016
Allowance for doubtful accounts
Balance, January 1	$944	$657
Additions to allowance	385	212
Write-offs, net of recoveries	(1)	(67)
Balance, September 30	$1,328	$802

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

Deferred Income

In 2003, we sold a hotel to an unrelated party in a sale-operating leaseback transaction. The pre-tax gain on the transaction of approximately $7.0 million was deferred and is being amortized into income over the period of the lease term, which expires in November 2018 and is renewable for three, five-year terms at our option. During the nine months ended September 30, 2017 and 2016, we recognized income of approximately $0.4 million each period for the amortization of the deferred gain. The remaining balances at September 30, 2017 and December 31, 2016 were $0.5 million and $0.9 million.

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

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning, and results of recent operations. At September 30, 2017 and December 31, 2016, a valuation allowance has been recorded to reduce our deferred tax assets to an amount that is more likely than not to be realized. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Discontinued Operations and Held For Sale

When an asset group meets the criteria to be classified as held-for-sale, and the asset group represents a component of our business or an entire reportable segment, we classify the results of operations as discontinued operations in our consolidated statements of comprehensive income for all periods presented. An asset considered a held-for-sale is reported at the lower of the asset's carrying amount or fair value. Cash flows from the Company's discontinued operations are included in the Consolidated Statements of Cash Flows. See Note 17 for further discussion of our discontinued operations.

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

•
Entertainment - Online ticketing services, ticketing inventory management systems, promotion of Broadway-style shows and other special events. Where we act as an agent and receive a net fee or commission, revenue is recognized in the period the services are performed. When we are the promoter of an event and are at-risk for the production, revenues and expenses are recorded in the period of the event performance. As the result of the sale of the Entertainment business on October 3, 2017, all revenues earned have been classified as discontinued operations for all periods presented.

Advertising and Promotion

Costs associated with advertising and promotional efforts are generally expensed as incurred. During the nine months ended September 30, 2017 and 2016 we incurred approximately $5.1 million and $4.3 million, respectively in advertising expense.

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

Reclassifications

Effective for the year ended December 31, 2016, we early adopted Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. We have revised the Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 to reflect the adoption of this new standard. As the result, the total change in cash flows for the first nine months of 2016 was a decrease of $2.1 million of cash inflows, of which $1.1 million was an increase for operating activities, and $3.2 million was a decrease for investing activities. The change was the result of the net transfer of restricted cash to cash for completed property improvements, partially offset by the net transfer of cash to restricted cash as part of our joint venture debt arrangements.

New and Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for us on January 1, 2018. Upon adoption utilizing the modified retrospective method, we will recognize a cumulative adjustment to retained earnings as opposed to retrospectively adjusting prior periods, and our financial statements will include expanded disclosures related to contracts with customers. We are continuing our assessment of our various revenue arrangements to ensure we account for them in accordance with this new guidance upon adoption. We do not expect a material impact to revenue from our company operated hotels segment. Within our franchise business, we will recognize application fee revenue and the related deal commission expense over the initial contract period, rather than immediately upon the signing of the franchise agreement.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We had $81.8 million of operating lease obligations as of September 30, 2017 (see Note 9) and upon the adoption of the standard will record an ROU asset and lease liability for present value of these leases, which will have a material impact on the Consolidated Balance Sheet. However, the Consolidated Statement of Comprehensive Income (Loss) recognition of lease expenses is not expected to change from the current methodology.

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

We have two operating segments: company operated hotels and franchised hotels. The "other" segment consists of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables, certain property and equipment and general and administrative expenses, which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense, income taxes and certain corporate expenses; therefore, they have not been allocated to the operating segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues and expenses.

The results of operations of the Entertainment segment were treated as discontinued operations, due to the sale of the business completed on October 3, 2017. As a result, the revenue and operating expenses of the Entertainment segment are excluded from the segment disclosures below.

Selected financial information is provided below (in thousands):

Three Months Ended September 30, 2017	Company Operated Hotels	Franchised Hotels	Other	Total
Revenue	$38,298	$12,714	$12	$51,024
Operating expenses:
Segment operating expenses	26,338	8,898	(9)	35,227
Depreciation and amortization	3,755	594	311	4,660
Other operating expenses, acquisition costs and gains on asset dispositions	1,090	1,235	3,638	5,963
Operating income (loss)	$7,115	$1,987	$(3,928)	$5,174

Capital expenditures	$1,073	$188	$998	$2,259
Identifiable assets as of September 30, 2017	$251,620	$70,500	$21,607	$343,727

Three Months Ended September 30, 2016	Company Operated Hotels	Franchised Hotels	Other	Total
Revenue	$38,890	$4,766	$16	$43,672
Operating expenses:
Segment operating expenses	27,096	3,214	9	30,319
Depreciation and amortization	3,444	101	226	3,771
Other operating expenses, acquisition costs and gains on asset dispositions	1,097	1,413	2,031	4,541
Operating income (loss)	$7,253	$38	$(2,250)	$5,041

Capital expenditures	$9,007	$—	$787	$9,794
Identifiable assets as of December 31, 2016	$260,583	$66,601	$17,351	$344,535

Nine Months Ended September 30, 2017	Company Operated Hotels	Franchised Hotels	Other	Total
Revenue	$97,261	$36,045	$128	$133,434

Segment operating expenses	73,497	26,300	(2)	99,795
Depreciation and amortization	11,096	1,721	925	13,742
Other operating expenses, acquisition costs and gains on asset dispositions	3,258	1,144	11,462	15,864
Operating income (loss)	$9,410	$6,880	$(12,257)	$4,033

Capital expenditures	$3,281	$626	$2,089	$5,996
Identifiable assets as of September 30, 2017	$251,620	$70,500	$21,607	$343,727

Nine Months Ended September 30, 2016	Company Operated Hotels	Franchised Hotels	Other	Total
Revenue	$98,013	$12,194	$40	$110,247

Segment operating expenses	75,533	10,034	30	85,597
Depreciation and amortization	10,308	115	786	11,209
Other operating expenses, acquisition costs and gains on asset dispositions	3,208	1,654	7,386	12,248
Operating income (loss)	$8,964	$391	$(8,162)	$1,193

Capital expenditures	$28,917	$—	$1,919	$30,836
Identifiable assets as of December 31, 2016	$260,583	$66,601	$17,351	$344,535

4.	Variable Interest Entities

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

Cash distributions may be made periodically based on calculated distributable income. During the third quarter of 2017, RL Venture made a cash distribution totaling $1.6 million, of which RLH Corporation received $0.9 million. During the third quarter of 2016, RL Venture made distributions totaling $4.0 million, of which RLH Corporation received $2.2 million. During the nine months ended September 30, 2017 and 2016, cash distributions totaled $3.1 million and $8.0 million, of which RLH Corporation received $1.7 million and $4.4 million, respectively.

Subsequent to the third quarter of 2017, RL Venture made a cash distribution totaling $1.9 million, of which RLH Corporation received $1.0 million.

In October 2017, we listed the 11 properties in the RL Venture entity for sale through a commercial real estate broker.

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

Cash distributions may be made periodically based on calculated distributable income. There were no cash distributions made during the nine months ended September 30, 2017 or 2016.

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

Cash distributions may be made periodically based on calculated distributable income. There were no cash distributions made during the nine months ended September 30, 2017 or 2016.

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

Cash distributions may be made periodically based on calculated distributable income. There were no cash distributions made during the nine months ended September 30, 2017 or 2016.

5.	Property and Equipment

Property and equipment is summarized as follows (in thousands):

	September 30, 2017	December 31, 2016
Buildings and equipment	$252,615	$248,132
Furniture and fixtures	37,486	37,743
Landscaping and land improvements	7,878	7,928
	297,979	293,803
Less accumulated depreciation	(142,368)	(130,876)
	155,611	162,927
Land	43,192	43,193
Construction in progress	5,328	4,365
Property and equipment, net	$204,131	$210,485

6.	Goodwill and Intangible Assets

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

On September 30, 2016 we acquired substantially all of the assets and assumed certain liabilities of Vantage Hospitality Group, Inc. (Vantage), including customer contracts and brand names (see Note 16). The brand names include: Americas Best Value Inn, Canadas Best Value Inn, Lexington Hotels & Inns, America's Best Inns & Suites, Jameson Inns, Country Hearth Inns & Suites,

Vantage Hotels, Value Inn Worldwide, Value Hotel Worldwide, 3 Palms Hotels and Resorts and Signature Inn. Based on our purchase price allocation, we allocated $30.0 million to brand names. Based on our intent with the brands acquired, we determined that certain of the brands are indefinite-lived based on our intent to hold and maintain the brands. The total of the purchase price allocated to indefinite-lived brand names was $27.2 million. We also acquired certain brand names that we intend to sunset in the future. The total of the purchase price allocated to finite-lived brand names was $2.8 million, with a weighted average remaining useful life of 7.9 years.

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

Certain of our brand names and trademarks are considered to have indefinite lives. We assess goodwill and the other indefinite lived intangible assets for potential impairments annually as of October 1, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets. We did not impair any goodwill or intangible assets during the nine months ended September 30, 2017 or 2016.

In connection with the sale of the Entertainment business, $3.2 million of goodwill and $6,000 of intangible assets have been classified as held for sale. See Note 17 for further information.

The following table summarizes the balances of goodwill and other intangible assets (in thousands):

	September 30, 2017	December 31, 2016
Goodwill	$9,404	$9,404

Intangible assets
Brand name - indefinite lived	$39,704	$39,704
Brand name - finite lived, net	2,403	2,664
Customer contracts, net	9,071	10,352
Trademarks	128	128
Total intangible assets	$51,306	$52,848

Goodwill and other intangible assets attributable to each of our business segments at September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017		December 31, 2016
		Intangible		Intangible
	Goodwill	Assets	Goodwill	Assets
Company operated hotels	$—	$4,660	$—	$4,660
Franchised hotels	9,404	46,646	9,404	48,188
Total	$9,404	$51,306	$9,404	$52,848

The following table summarizes the balances of amortized customer contracts and finite-lived brand names (in thousands):

	September 30, 2017	December 31, 2016
Customer contracts	$11,673	$11,673
Brand name - finite lived	2,751	2,751
Accumulated amortization	(2,950)	(1,408)
Net carrying amount	$11,474	$13,016

As of September 30, 2017, estimated future amortization expenses related to our customer contracts and finite-lived brand names is as follows (in thousands):

Year ending December 31,	Amount
2017 (remainder)	$511
2018	1,798
2019	1,610
2020	1,419
2021	1,261
Thereafter	4,875
Total	$11,474

7.	Long-Term Debt
The current and noncurrent portions of long-term debt as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30, 2017		December 31, 2016
	Current	Noncurrent	Current	Noncurrent
RL Venture	$1,430	$72,074	$1,375	$69,841
RL Baltimore	13,300	—	—	13,300
RLH Atlanta	9,390	—	40	9,360
RLH DC	302	16,379	54	16,628
Total debt	24,422	88,453	1,469	109,129
Unamortized debt issuance costs	—	(1,413)	—	(2,267)
Long-term debt net of debt issuance costs	$24,422	$87,040	$1,469	$106,862

The collateral for each of the borrowings within the joint venture entities is the assets and proceeds of each respective entity.

RL Venture

In January 2015, RL Venture Holding LLC, a wholly-owned subsidiary of RL Venture, and each of its 12 wholly-owned subsidiaries entered into a loan agreement with Pacific Western Bank, which is secured by the hotels owned by RL Venture. Subsequently we disposed of one hotel, leaving 11 properties owned by RL Venture. The original principal amount of the loan was $53.8 million with an additional $26.2 million to be drawn over a two-year period to cover improvements related to the 12 hotels owned by the subsidiaries. We drew $0.4 million and $3.2 million during the three and nine months ended September 30, 2017. At September 30, 2017, there were unamortized debt issuance fees of $0.9 million.

The loan matures in January 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.75%. Monthly principal payments began in January 2017 in an amount that would repay the outstanding principal balance over a 25-year amortization period.

The liabilities of RL Venture, other than its long-term debt, are nonrecourse to our general credit and assets. The long-term debt is nonrecourse as to RLH Corporation, but several investors in RL Venture, including us, are guarantors regarding completion of certain improvements to the hotels, environmental covenants in the loan agreement, or losses incurred by the lender in the event of a voluntary bankruptcy filing involving RL Venture, any of its subsidiaries or the guarantors. RLH Corporation has no other obligation to provide financial support to RL Venture.

The loan requires us to comply with customary reporting and operating covenants applicable to RL Venture, including requirements relating to debt service loan coverage ratios. It also includes customary events of default. We were in compliance with these covenants at September 30, 2017.

RL Baltimore

In April 2015, RL Baltimore obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by the Hotel RL Baltimore Inner Harbor. The initial principal amount of the loan was $10.1 million, and the lender agreed to advance an additional $3.2 million to cover expenses related to improvements to the hotel, which we drew during the year ended December 31, 2015. At September 30, 2017 the funds on the loan were fully disbursed. At September 30, 2017, there were unamortized debt issuance fees of $0.2 million.

The balance is payable at maturity of the loan in May 2018. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.25%.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RL Baltimore under the loan agreement is generally nonrecourse.  However, the lender may obtain a monetary judgment against RL Baltimore if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  RLH Corporation has guaranteed these recourse obligations of RL Baltimore and agreed to customary reporting and operating covenants. We were in compliance with these covenants at September 30, 2017.

RLH Atlanta

In September 2015, RLH Atlanta obtained a mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by a hotel adjacent to the Atlanta International Airport, which opened in April 2016 as the Red Lion Hotel Atlanta International Airport. The initial principal amount of the loan was $6.0 million, and the lender agreed to advance an additional $3.4 million to cover expenses related to improvements to the hotel, which we drew in the three months ended March 31, 2016. At September 30, 2017 the funds on the loan were fully disbursed. At September 30, 2017, there were unamortized debt issuance fees of $0.1 million.

The loan matures in September 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.35%. Monthly principal payments of $10,000 began in September 2017.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RLH Atlanta under the loan agreement is generally nonrecourse.  However, the lender may obtain a monetary judgment against RLH Atlanta if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  RLH Corporation has guaranteed these recourse obligations of RLH Atlanta and agreed to customary reporting and operating covenants. We were in compliance with these covenants at September 30, 2017.

RLH DC

In October 2015, RLH DC obtained a new mortgage loan from Pacific Western Bank secured by the Hotel RL Washington DC. The initial principal amount of the loan was $15.2 million, and the lender agreed to advance an additional $2.3 million to cover expenses related to improvements to the hotel. We drew $1.5 million in additional funds during the year ended December 31, 2016. At September 30, 2017 the funds on the loan were fully disbursed. At September 30, 2017, there were unamortized debt issuance costs of $0.3 million.

The loan matures in October 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.55%. Monthly principal payments begin in November 2017 in an amount that will repay the outstanding principal balance over a 25-year amortization period.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RLH DC under the loan agreement is generally nonrecourse.  However, the lender may obtain a monetary judgment against RLH DC if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  RLH Corporation has guaranteed these recourse obligations of RLH DC and agreed to customary reporting and operating covenants. We were in compliance with these covenants at September 30, 2017.

Contractual maturities for long-term debt outstanding at September 30, 2017, for the next five years are summarized by the year as follows (in thousands):

Year ending December 31,	Amount
2017 (remainder)	$434
2018	24,442
2019	87,999
2020	—
2021	—
Thereafter	—
Total	$112,875

8.	Derivative Financial Instruments

We enter into derivative transactions to hedge our exposure to interest rate fluctuations, and not for trading purposes. We manage our floating rate debt using interest rate caps in order to reduce our exposure to the impact of changing interest rates and future cash outflows for interest. We estimate the fair value of our interest rate caps via calculations that use as their basis readily available observable market parameters. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service, which is a Level 2 input. Changes in fair value of these instruments are recognized in interest expense on the Consolidated Statements of Comprehensive Income (Loss). At September 30, 2017 and December 31, 2016, the valuation of the interest rate caps resulted in the recognition of assets with minimal values both individually and in the aggregate, which are included within Other assets, net on the Consolidated Balance Sheets.

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

Total future minimum payments due under all current term operating and capital leases at September 30, 2017, are as indicated below (in thousands):

Year ending December 31,	Total Lease Obligation	Operating Lease Obligation	Capital Lease Obligation
2017 (remainder)	$1,545	$1,476	$69
2018	5,573	5,293	280
2019	4,853	4,571	282
2020	4,551	4,294	257
2021	2,889	2,752	137
Thereafter	63,458	63,453	5
Total	$82,869	$81,839	$1,030

Total rent expense under leases for the three and nine months ended September 30, 2017 was $1.6 million and $4.8 million, respectively, which represents the total of amounts shown within Hotel facility and land lease expense, as well as amounts included within Franchise and General and Administrative operating expenses, and Discontinued Operations on our Consolidated Statements of Comprehensive Income (Loss). Total rent expense under leases for the three and nine months ended September 30, 2016 was $1.5 million and $4.2 million, respectively.

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

The 2015 Stock Incentive Plan (2015 Plan) authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The 2015 Plan was approved by our shareholders in 2015 and provided for awards of 1.4 million shares, subject to adjustments for stock splits, stock dividends and similar events. In May 2017, our shareholders approved an amendment to the 2015 Plan to authorize an additional 1.5 million shares, for a total authorized of 2.9 million shares. As of September 30, 2017, there were 1,370,596 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2015 Plan.

Stock based compensation expense reflects the fair value of stock based awards measured at grant date, including an estimated forfeiture rate, and is recognized over the relevant service period. For the three and nine months ended September 30, 2017 and 2016 stock-based compensation expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Stock options	$17	$17	$51	$34
Restricted stock units	687	561	1,891	1,588
Performance stock units	76	—	101	—
Unrestricted stock awards	104	105	319	315
Employee Stock Purchase Plan	14	11	30	25
Total stock-based compensation	$898	$694	$2,392	$1,962

Stock Options

Stock options issued are valued based upon the Black-Scholes option pricing model and we recognize this value as an expense over the periods in which the options vest. Use of the Black-Scholes option-pricing model requires that we make certain assumptions, including expected volatility, forfeiture rate, risk-free interest rate, expected dividend yield and expected life of the options, based on historical experience. Volatility is based on historical information with terms consistent with the expected life of the option. The risk free interest rate is based on the quoted daily treasury yield curve rate at the time of grant, with terms consistent with the expected life of the option. For the nine months ended September 30, 2017 there were no stock options granted. For the nine months ended September 30, 2016 there were 81,130 shares granted.

Stock option fair value assumptions are as follows for stock options granted during the nine months ended September 30, 2016:

Grant Date	Volatility	Forfeiture Rate	Risk-free Interest Rate	Dividend Yield	Expected Life (Years)
March 28, 2016	61.12%	21.07%	1.37%	—%	5

A summary of stock option activity for the nine months ended September 30, 2017, is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2017	132,868	$8.91
Options granted	—	—
Options exercised	—	—
Options forfeited	(18,890)	$12.27
Balance, September 30, 2017	113,978	$8.36
Exercisable, September 30, 2017	53,131	$8.53

Additional information regarding stock options outstanding and exercisable as of September 30, 2017, is presented below:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$8.20	81,130	8.49	2026	$8.20	$37	20,283	$8.20	$9
$8.74	32,848	0.64	2018	$8.74	—	32,848	$8.74	—
	113,978	6.23	2018-2026	$8.36	$37	53,131	$8.53	$9
(1) The aggregate intrinsic value, in thousands, is before applicable income taxes and represents the amount option recipients would have received if all options had been exercised on the last trading day of the first nine months of 2017, or September 30, 2017, based upon our closing stock price on that date of $8.65.

Restricted Stock Units, Shares Issued as Compensation

During the nine months ended September 30, 2017 and 2016, we granted 458,020 and 282,989 unvested restricted stock units, respectively, to executive officers and other key employees, which typically vest 25% each year for four years on each anniversary of the grant date. While all of the shares are considered granted, they are not considered issued or outstanding until vested. As of September 30, 2017 and 2016, there were 1,288,752 and 1,095,719 unvested restricted stock units outstanding, respectively. Since we began issuing restricted stock units, approximately 21% of total restricted stock units granted have been forfeited.

A summary of restricted stock unit activity for the nine months ended September 30, 2017, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2017	1,036,680	$7.27
Granted	458,020	$6.95
Vested	(148,674)	$6.93
Forfeited	(57,274)	$7.19
Balance, September 30, 2017	1,288,752	$7.20

We issued 148,674 shares of common stock to employees during the first nine months of 2017 as their restricted stock units vested. Under the terms of the 2006 and 2015 plans and upon issuance, we authorized a net settlement of distributable shares to employees after consideration of individual employees' tax withholding obligations, at the election of each employee. The fair value of restricted stock that vested during the nine months ended September 30, 2017 and 2016 was approximately $1.0 million and $1.1 million, respectively.

During the three months ended September 30, 2017 and 2016, we recognized $0.7 million and $0.6 million, respectively in compensation expense related to these grants. During the nine months ended September 30, 2017 and 2016, we recognized $1.9 million and $1.6 million, respectively, in compensation expense related to these grants, and expect to recognize an additional $5.8 million in compensation expense over the remaining weighted average vesting periods of 30 months.

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

A summary of performance stock unit activity for the nine months ended September 30, 2017, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2017	—	—
Granted	274,882	$6.45
Vested	—	—
Forfeited	(17,906)	$6.45
Balance, September 30, 2017	256,976	$6.45

Unrestricted Stock Awards

Unrestricted stock awards are granted to members of our board of directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of the grant.

The following table summarizes unrestricted stock award activity for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Shares of unrestricted stock granted	14,184	14,868	42,432	42,096
Weighted average grant date fair value per share	$7.40	$7.06	$7.54	$7.48

Employee Stock Purchase Plan

In 2008, we adopted a new employee stock purchase plan (ESPP) upon expiration of our previous plan. Under the ESPP as approved in 2008, 300,000 shares of common stock were authorized for purchase by eligible employees. In May 2017, our shareholders authorized an additional 300,000 shares for a total of 600,000 shares authorized under the ESPP plan. As of September 30, 2017, 344,847 shares were available for grant. Eligible employees may purchase shares of our common stock at a 15% discount through payroll deductions. No employee may purchase more than $25,000 worth of shares, or more than 10,000 total shares, in any calendar year. As allowed under the ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. During the three months ended September 30, 2017 and 2016, there were 21,371 and 17,060 shares issued and approximately $14,000 and $11,000 was recognized in compensation expense related to the discount associated with the plan in each year, respectively. During the nine months ended September 30, 2017 and 2016, 33,925 and 29,795 shares were issued, and $30,000 and $25,000 were recognized in compensation expense related to the discount associated with the plan in each year, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Shares of stock sold to employees	21,371	17,060	33,925	29,795
Weighted average fair value per ESPP award	$6.25	$5.98	$6.16	$5.97

Warrants

In January 2015, in connection with Shelbourne Falcon’s purchase of equity interests in RL Venture, we issued Shelbourne warrants to purchase 442,533 shares of common stock. The warrants have a five-year term from the date of issuance and a per share exercise price of $6.78. The warrants have been classified as equity due to required share settlement upon exercise. Accordingly, the estimated fair value of the warrants was recorded in additional paid in capital upon issuance, and we do not recognize subsequent changes in fair value in our financial statements. As of September 30, 2017, all warrants were still outstanding.

12.	Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator - basic and diluted:
Net income (loss) from continuing operations	$3,219	$3,251	$(2,032)	$(3,516)
Less: net (income) loss attributable to noncontrolling interests	(871)	(1,207)	507	(645)
Net income (loss) from continuing operations attributable to RLH Corporation	2,348	2,044	(1,525)	(4,161)
Income from discontinued operations	408	262	611	1,831
Net income (loss) attributable to RLH Corporation	2,756	2,306	(914)	(2,330)
Fair value adjustment of share component of contingent consideration (1)	987	—	567	—
Net income (loss) attributable to RLH Corporation for diluted earnings (loss) per share (1)	$3,743	$2,306	$(347)	$(2,330)

Denominator:
Weighted average shares - basic	23,609	20,228	23,542	20,157
Weighted average shares - diluted (1)	24,176	20,613	23,542	20,157

Earnings (loss) per share - basic
Net income (loss) from continuing operations attributable to RLH Corporation	$0.10	$0.10	$(0.06)	$(0.21)
Income from discontinued operations	0.02	0.01	0.02	0.09
Net income (loss) attributable to RLH Corporation	$0.12	$0.11	$(0.04)	$(0.12)

Earnings (loss) per share - diluted (1)
Net income (loss) from continuing operations attributable to RLH Corporation	$0.10	$0.10	$(0.06)	$(0.21)
Income from discontinued operations	0.01	0.01	0.02	0.09
Net income (loss) attributable to RLH Corporation	$0.11	$0.11	$(0.04)	$(0.12)
(1) For the three and nine months ended September 30, 2017, the effect of the fair value adjustment of share component of contingent consideration is excluded from the calculation of diluted earnings per share as it would be antidilutive.

For the three months ended September 30, 2017, we recognized $1.0 million of expense related to the change in fair value of the share component of the contingent consideration (classified within Acquisition and integration costs on our Consolidated Statement of Comprehensive Income (Loss)), as the result of the $1.30 per share increase in our stock price from June 30, 2017 to September 30, 2017.

For the nine months ended September 30, 2017, we recognized $0.6 million of income related to the change in fair value of the share component of the contingent consideration (classified within Acquisition and integration costs on our Consolidated Statement of Comprehensive Income (Loss)), as the result of the $0.30 per share increase in our stock price from December 31, 2016 to September 30, 2017.

The following table presents options to purchase common shares, restricted stock units outstanding, performance stock units outstanding, warrants to purchase common shares and contingently issuable shares included in the earnings per share calculation, as well as the amount excluded from the dilutive earnings per share calculation if they were considered antidilutive, for three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock Options(1)
Dilutive awards outstanding	—	—	—	—
Antidilutive awards outstanding	113,978	149,858	113,978	149,858
Total awards outstanding	113,978	149,858	113,978	149,858

Restricted Stock Units(2)
Dilutive awards outstanding	535,035	342,321	—	—
Antidilutive awards outstanding	753,717	753,398	1,288,752	1,095,719
Total awards outstanding	1,288,752	1,095,719	1,288,752	1,095,719

Performance Stock Units(3)
Dilutive awards outstanding	—	—	—	—
Antidilutive awards outstanding	—	—	—	—
Total awards outstanding	—	—	—	—

Warrants(4)
Dilutive awards outstanding	31,702	34,761	—	—
Antidilutive awards outstanding	410,831	407,772	442,533	442,533
Total awards outstanding	442,533	442,533	442,533	442,533

Shares for Vantage Contingent Consideration(5)
Dilutive awards outstanding	—	7,500	—	—
Antidilutive awards outstanding	483,000	682,500	483,000	690,000
Total awards outstanding	483,000	690,000	483,000	690,000

Total dilutive awards outstanding	566,737	384,582	—	—
(1) All stock options were anti-dilutive as a result of the RLH Corporation weighted average share price during the reporting periods.
(2) Restricted stock units were anti-dilutive for the nine months ended September 30, 2017 and 2016 due to the net loss attributable to RLH Corporation in the reporting periods. If we had reported net income for the nine months ended September 30, 2017 and 2016 then 444,608 and 443,668 units, respectively, would have been dilutive.
(3) All performance stock units are considered anti-dilutive and are not included in the weighted average diluted shares outstanding until the performance targets have been met. Performance targets relate to total company annual earnings and the number of new franchise agreements signed in 2017.
(4) All warrants were anti-dilutive for the nine months ended September 30, 2017 and 2016 due to the net loss attributable to RLH Corporation in the reporting periods. If we had reported net income for the nine months ended September 30, 2017 and 2016 then 24,750 and 30,453 units, respectively, would have been dilutive.
(5) As part of the Vantage acquisition, up to an additional 690,000 shares may be issued with the one-year and two-year contingent consideration earn outs (see Note 16). These shares are not included in basic shares outstanding until the period the contingency is resolved. The Year 1 contingent consideration was preliminarily determined to have been earned as of September 30, 2017, resulting in 414,000 shares included in basic shares outstanding on a weighted average basis. For purposes of calculating earnings per share, the income or expense recognized during the period that is related to the changes in the fair value of the share component of the contingent consideration is added back to net income/loss. For the three months ended September 30, 2017, we recognized $1.0 million of expense related to the change in fair value of the share component of the contingent consideration (classified within Acquisition and integration costs on our Consolidated Statement of Comprehensive Income (Loss)), as the result of the $1.30 per share increase in our stock price from June 30, 2017 to September 30, 2017. For the nine months ended September 30, 2017, we recognized $0.6 million of income related to the change in fair value of the share component of the contingent consideration (classified within Acquisition and integration costs on our Consolidated Statement of Comprehensive Income (Loss)), as the result of the $0.30 per share increase in our stock price from December 31, 2016 to September 30, 2017.

13.	Income Taxes

We recognized an income tax provision of $174,000 and $166,000 for the three months ended September 30, 2017 and 2016. For the nine months ended September 30, 2017 and 2016 we recognized an income tax provision of $513,000 and $258,000. The income tax provision varies from the statutory rate primarily due to a full valuation allowance against our deferred assets, as well as for deferred tax expense associated with our acquired indefinite-lived intangible assets, which are amortized for tax purposes but not for U.S. GAAP purposes.

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

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$1,572	$1,572	$1,295	$1,295
Financial liabilities:
Total debt	$112,875	$112,307	$110,598	$107,858
Total capital lease obligations	$1,030	$1,030	$1,147	$1,147

15.	Related Party Transactions

All four of our joint ventures - RL Venture, RLS Atla Venture, RLS Balt Venture and RLS DC Venture - have agreed to pay to Shelbourne Capital, LLC (Shelbourne Capital) an investor relations fee each month equal to 0.50% of its total aggregate revenue. The amount Shelbourne Capital earned from all four joint ventures during the three months ended September 30, 2017 and 2016 totaled $134,000 and $221,000, respectively. The amount Shelbourne Capital earned from all four joint ventures during the nine months ended September 30, 2017 and 2016 totaled $344,000 and $423,000, respectively. Columbia Pacific Opportunity Fund, LP, one of our largest shareholders, is an investor in Shelbourne Falcon, our minority partner in RL Venture. During the three months ended September 30, 2017 and 2016, Shelbourne Capital earned $117,000 and $190,000 from RL Venture in each period. During the nine months ended September 30, 2017 and 2016, Shelbourne Capital earned $291,000 and $366,000 from RL Venture in each period.

RL Venture agreed to pay CPA Development, LLC, an affiliate of Columbia Pacific Opportunity Fund, LP, a construction management fee of $200,000 related to the renovation projects. No payment was due from RL Venture to CPA Development, LLC during the three and nine months ended September 30, 2017, as the obligation was fully paid by the end of 2016. RL Venture paid $11,000 and $78,000 for the construction management fee during the three and nine months ended September 30, 2016, respectively.

In May 2015, we entered into a management agreement with the owner (the LLC entity) of Red Lion Hotel Woodlake Conference Center Sacramento. A member of our board of directors is a 50% owner of the entity that serves as the manager member of the LLC entity. During the three and nine months ended September 30, 2016, we recognized management fee and brand marketing fee revenue from the LLC entity of $30,000 and $92,000. On December 12, 2016 the LLC permanently closed the Red Lion Hotel Woodlake.

Effective March 2016, our wholly owned subsidiary, RL Management entered into a one-year contract to manage the Hudson Valley Resort and Spa, a hotel located in Kerhonkson, New York. Following the initial one-year term, we continue to manage the property on a month-to-month basis. The hotel is owned by HNA Hudson Valley Resort & Training Center LLC, an affiliate of HNA RLH Investments LLC, one of our largest shareholders, and is controlled by HNA Group North America LLC, for which Enrico Marini Fichera, one of our directors, serves as the Head of Investments. Under that contract, our subsidiary is entitled to a monthly management fee equal to $8,333 or three percent of the hotel’s gross operating revenues, whichever is greater. During the three and nine months ended September 30, 2017, we recognized management fee revenue from HNA Hudson Valley Resort & Training Center LLC of $33,000 and $83,000. During the three and nine months ended September 30, 2016, we recognized management fee revenue from HNA Hudson Valley Resort & Training Center LLC of $35,000 and $65,000.

The total amounts receivable from related parties, primarily related to hotel management agreements, were $1.8 million and $1.9 million at September 30, 2017 and December 31, 2016, and are classified within Accounts receivable from related parties on our Consolidated Balance Sheets.

16.	Business Acquisition

On September 30, 2016 (the close date), we (i) acquired selected assets and assumed certain liabilities of Vantage Hospitality Group, Inc. (Vantage), a subsidiary of Thirty-Eight Street, Inc. (TESI) and (ii) acquired one brand name asset from TESI. Vantage is a hotel franchise company, and the addition of the Vantage assets substantially increases our number of franchise properties and provides us with a broader presence in the United States and Canada. We acquired over 1,000 hotel franchise and membership license agreements, as well as multiple brand names, including Americas Best Value Inn, Canadas Best Value Inn, Lexington Hotels & Inns, America's Best Inns & Suites, Jameson Inns, Country Hearth Inns & Suites, Vantage Hotels, Value Inn Worldwide, Value Hotel Worldwide, 3 Palms Hotels and Resorts and Signature Inn.

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

The acquisition was funded at closing with $22.6 million of cash on hand, of which $10.3 million was paid to Vantage and $12.3 million was paid to TESI and 690,000 shares of RLH Corporation stock paid to TESI, which was valued at $5.8 million, based on the closing price of RLH Corporation stock of $8.34 on the close date. The total purchase price was $40.2 million, which included the estimated fair value of $0.9 million for the assumption of an obligation related to a previous business acquisition of Vantage and the fair value of $10.9 million of primarily contingent consideration, the total of which is to be paid to TESI at the first and second anniversaries of the close date, based on the attainment of certain performance criteria. A minimum of $2 million of the additional consideration would not be contingent and would be paid in equal amounts at the first and second anniversaries of the close date. Payment of the contingent consideration is dependent on the retention of Vantage properties under franchise or membership license agreements, as determined by the room count at the first and second-year anniversary dates when compared with the room count at the close date, as follows:

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

The contingent consideration is measured at each anniversary date independent of the other measurement period and is recorded as a liability due to the expected payment of cash and a variable number of shares. Changes in the obligation are recognized within acquisition and integration costs in the Consolidated Statements of Comprehensive Income (Loss). At each reporting period, we are required to assess the fair value of the liability and record any changes in fair value in our Consolidated Statement of Comprehensive Income (Loss). For the third quarter 2017, we recognized $1.2 million in expense associated with our updated assessment, including $1.0 million of expense related to the change in fair value of the share component of the contingent consideration (classified within Acquisition and integration costs on our Consolidated Statements of Comprehensive Income (Loss)), as the result of the $1.30 per share increase in our stock price from June 30, 2017 to September 30, 2017. As of September 30, 2017, we have preliminarily determined the Year 1 anniversary contingent consideration had been earned at the full amount. The value of the Year 1 anniversary consideration was $7.6 million, including $4.0 million in cash and $3.6 million in shares of RLH Corporation stock, based on the closing price of $8.65 per share on September 30, 2017. Once agreed to between the Vantage sellers and us, as specified in the asset purchase agreement, the shares of RLH Corporation stock will be issued and the cash transferred.

The Year 2 contingent consideration was $4.9 million at September 30, 2017. At December 31, 2016, the full contingent consideration was valued at $11.2 million.

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

The following supplemental pro forma results are based on the individual historical results of RLH Corporation and Vantage, with adjustments to give effect to the combined operations as if the acquisition had been consummated on January 1, 2016 (unaudited):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(in thousands)
Revenue	$53,692	$147,463
Income (loss) before income taxes	$5,880	$2,188

17.	Discontinued Operations and Assets and Liabilities Held for Sale

On October 3, 2017, we completed the sale of certain specified liabilities and substantially all of the assets of our Entertainment segment, previously composed of WestCoast Entertainment and TicketsWest. As such, the results of the Entertainment business are reported as discontinued operations, and the assets and liabilities are classified as held for sale for all periods presented in this quarterly report on Form 10-Q. We will recognize an estimated gain on sale of $1.1 million in the fourth quarter of 2017, based on cash proceeds of $6.0 million, less estimated transaction costs of $0.7 million, and $4.2 million of net assets.

The following summarizes the results of the Entertainment business segment included in the Consolidated Statements of Comprehensive Income (Loss) as discontinued operations (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Entertainment revenue	$2,969	$1,936	$9,050	$13,014
Operating expenses:
Entertainment	2,555	1,605	8,372	11,183
Other	—	13	—	14
Depreciation and amortization	7	43	64	145
Gain on asset dispositions, net	(1)	(1)	3	(1)
Total operating expenses	2,561	1,660	8,439	11,341
Operating income	408	276	611	1,673
Interest expense	—	(12)	—	(12)
Other income (expense), net	—	(2)	—	170
Income from discontinued operations	$408	$262	$611	$1,831

The following table presents the assets and liabilities of the Entertainment business segment included in the Consolidated Balance Sheet as Assets held for sale and Liabilities held for sale (in thousands):

	September 30, 2017	December 31, 2016
Accounts receivable, net	$381	$1,656
Inventories	16	51
Prepaid expenses and other	266	247
Property and equipment, net	228	247
Goodwill	3,162	3,162
Intangible assets	6	6
Other assets, net	226	216
Assets held for sale	$4,285	$5,585

	September 30, 2017	December 31, 2016
Accounts payable	$318	$203
Accrued payroll and related benefits	82	210
Other accrued liabilities	15	—
Deferred income and other long-term liabilities	324	273
Liabilities held for sale	$739	$686

Other accrued entertainment liabilities held for sale	$6,757	$11,334

The following table represents the cash flow items associated with discontinued operations of the Entertainment business segment for the nine months ended September 30, 2017 and 2016 (in thousands).

	Nine Months Ended
	September 30,
	2017	2016
Depreciation and amortization	$64	$145
Capital expenditures	$101	$26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

We are a NYSE-listed hospitality and leisure company (ticker symbol: RLH) primarily engaged in the management, franchising and ownership of hotels under the following proprietary brands:

• Hotel RL	• America's Best Inn & Suites
• Red Lion Hotels	• Signature Inn
• Red Lion Inn & Suites	• Jameson Inns
• GuestHouse	• Country Hearth Inns & Suites
• Settle Inn	• 3 Palm Hotels
• Americas Best Value Inn	• Value Inn Worldwide
• Canadas Best Value Inn	• Value Hotel Worldwide
• Lexington Hotels & Inns

A summary of our properties as of September 30, 2017, including the approximate number of available rooms, is provided below:

	Company Operated		Franchised		Total Systemwide
	Hotels	Total Available Rooms	Hotels	Total Available Rooms	Hotels	Total Available Rooms
Beginning quantity, January 1, 2017	20	4,200	1,117	68,900	1,137	73,100
Newly opened properties	—	—	48	3,500	48	3,500
Terminated properties	—	—	(83)	(5,800)	(83)	(5,800)
Ending quantity, September 30, 2017	20	4,200	1,082	66,600	1,102	70,800

Executed franchise license and management agreements, nine months ended September 30, 2017:
New franchise / management agreements	1	100	49	3,300	50	3,400
Renewals / changes of ownership	—	—	70	5,000	70	5,000
Total executed franchise license agreements, nine months ended September 30, 2017	1	100	119	8,300	120	8,400

We operate in two reportable segments:

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

On October 3, 2017, we completed the sale of certain specified liabilities and substantially all of the assets of our Entertainment segment, previously composed of WestCoast Entertainment and TicketsWest, including ticketing agreements and engagement agreements with various entertainment venues, teams and artists located throughout the Western United States. As such, the results of the Entertainment segment are reported as discontinued operations and the assets and liabilities are classified as held for sale for all periods presented in this quarterly report on Form 10-Q. See Note 17 of Item 1: Condensed Notes to Consolidated Financial Statements.

On October 5, 2017, we announced that we would be listing for sale 11 of our owned hotels while working to retain franchise agreements on these assets. This is consistent with the Company’s previously stated business strategy to focus on moving towards operations as primarily a franchise company. Based on a preliminary review of the market, we estimate the aggregate value of the 11 hotels is currently between $165 and $175 million. We expect that the completion of these sales would allow the company to significantly reduce or eliminate long-term debt and to increase cash reserves for future franchise agreement growth initiatives.

Overview

Total revenue for the three months ended September 30, 2017 increased $7.4 million, or 17%, compared with the same period in 2016, driven by our franchised hotels segment, partially offset by decreases in our company operated hotels segment. For nine months ended September 30, 2017, total revenue increased $23.2 million, or 21%, driven by our franchised hotels segment, with the company operated hotels business generating lower revenue compared with 2016. In 2017, franchise revenues were favorably impacted by the brands acquired from Vantage Hospitality Group, Inc. (Vantage) in September 2016.

Revenue per available room (RevPAR) systemwide increased 1.6% for both the three and nine months ended September 30, 2017 when compared with the same periods in 2016. The RevPAR increase for the third quarter was primarily driven by improvement of 2.5% in Average Daily Rate (ADR) and partially offset by 60 basis points in lower occupancy. For the year-to-date period in 2017, RevPAR improved as the result of an increase in ADR of 3.3%, with an offsetting 100 basis point decrease in occupancy.

RevPAR for company operated hotels on a comparable basis increased in the third quarter and first nine months of 2017 from the same periods in 2016, driven by increased ADR on a comparable basis for both periods, and for the first nine months of 2017 was partially offset by lower average occupancy.

Results of Operations

A summary of our Consolidated Statements of Comprehensive Income (Loss) is provided below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenue	$51,024	$43,672	$133,434	$110,247
Total operating expenses	45,850	38,631	129,401	109,054
Operating income	5,174	5,041	4,033	1,193
Other income (expense):
Interest expense	(2,119)	(1,793)	(6,114)	(4,741)
Other income (loss), net	338	169	562	290
Income (loss) from continuing operations before taxes	3,393	3,417	(1,519)	(3,258)
Income tax expense	174	166	513	258
Net income (loss) from continuing operations	3,219	3,251	(2,032)	(3,516)
Net income from discontinued operations, net of tax	408	262	611	1,831
Net income (loss)	3,627	3,513	(1,421)	(1,685)
Less net (income) loss attributable to noncontrolling interests	(871)	(1,207)	507	(645)
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	$2,756	$2,306	$(914)	$(2,330)

Non-GAAP Financial Measures (1)
EBITDA from continuing operations	$10,580	$9,243	$18,948	$14,523
Adjusted EBITDA from continuing operations	$11,407	$10,615	$19,683	$14,697
Adjusted net income (loss)	$4,454	$4,885	$(686)	$(1,511)
(1) The definitions of "EBITDA", "Adjusted EBITDA" and "Adjusted net income (loss)" and how those measures relate to net income (loss) are discussed and reconciled under Reconciliation of Non-GAAP Financial Measures below.

For the three months ended September 30, 2017, we reported net income of $3.6 million, which included $1.2 million of acquisition and integration costs. For the three months ended September 30, 2016, we reported net income of $3.5 million, which included acquisition and integration costs of $1.4 million, and $0.2 million for the CFO transition and other one-time professional services costs.

For the nine months ended September 30, 2017, we reported net loss of $1.4 million, which included $1.2 million of acquisition and integration costs and $0.1 million of CFO transition costs. For the nine months ended September 30, 2016, we reported net loss of $1.7 million, which included $1.7 million of acquisition and integration costs. $0.6 million for the CFO transition and other one-time professional services costs, an environmental cleanup charge of $0.1 million related to one of our hotel properties, and a net gain on the sale of intellectual property of $0.4 million.

The above special items are excluded from operating results in Adjusted EBITDA and adjusted net income (loss). For the three months ended September 30, 2017, Adjusted EBITDA was $11.4 million compared with $10.6 million in 2016. For the nine months ended September 30, 2017, Adjusted EBITDA was $19.7 million compared with $14.7 million in 2016.

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

Comparable hotels are defined as properties that were operated by our company for at least one full calendar year as of the beginning of the current year other than hotels for which comparable results were not available. Comparable results excludes two hotels, one of which was sold in the fourth quarter of 2016, and one property that opened during the second quarter of 2016, as these properties had not been open at least one year as of the beginning of the current year. In addition, we exclude revenue earned and expenses incurred related to our hotel management agreements.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$3,627	$3,513	$(1,421)	$(1,685)
Depreciation and amortization	4,660	3,771	13,742	11,209
Interest expense	2,119	1,793	6,114	4,741
Income tax expense (benefit)	174	166	513	258
EBITDA from continuing operations	10,580	9,243	18,948	14,523
Acquisition and integration costs (1)	1,235	1,413	1,246	1,653
Employee separation and transition costs (2)	—	221	100	617
Reserve for environmental cleanup (3)	—	—	—	128
Gain on asset dispositions (4)	—	—	—	(393)
Income from discontinued business unit (5)	(408)	(262)	(611)	(1,831)
Adjusted EBITDA from continuing operations	11,407	10,615	19,683	14,697
Income from discontinued business unit (5)	408	262	611	1,831
Depreciation and amortization of discontinued business unit	7	43	64	145
Interest expense from discontinued business unit	—	12	—	12
Adjusted EBITDA from discontinued operations	415	317	675	1,988
Adjusted EBITDA from continuing & discontinued operations	11,822	10,932	20,358	16,685
Adjusted EBITDA attributable to noncontrolling interests	(3,142)	(3,155)	(6,110)	(6,137)
Adjusted EBITDA attributable to RLH Corporation	$8,680	$7,777	$14,248	$10,548

(1)  On September 30, 2016 RLH Corporation acquired Vantage. Net expenses associated with the acquisition and changes in the fair value of contingent consideration are included within Acquisition and integration costs on the Consolidated Statements of Comprehensive Income (Loss).

(2)  During the third quarter of 2016, RLH Corporation recorded separation costs of a former Executive Vice President and Chief Financial Officer and other legal and consulting services associated with the CFO transition. The costs recorded for the nine months ended September 30, 2017 consisted of legal and consulting services associated with the CFO transition.

(3) In the first quarter of 2016, a reserve was recorded for environmental cleanup at one of the hotel properties.
(4)  In the second quarter of 2016, RLH Corporation recorded a gain on sale of intellectual property, net of brokerage fees, of $0.4 million, included within Gain on asset dispositions, net on the Consolidated Statements of Comprehensive Income (Loss).

(5)  On October 3, 2017, the Company completed the sale of its Entertainment business. Based on this sale, the results of operations of the Entertainment business are reported as discontinued operations for all periods presented.

The following is a reconciliation of Adjusted net income (loss) to net income (loss) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$3,627	$3,513	$(1,421)	$(1,685)
Acquisition and integration costs (1)	1,235	1,413	1,246	1,653
Employee separation and transition costs (2)	—	221	100	617
Reserve for environmental cleanup (3)	—	—	—	128
Gain on asset dispositions (4)	—	—	—	(393)
Income from discontinued business unit (5)	(408)	(262)	(611)	(1,831)
Adjusted net income (loss)	$4,454	$4,885	$(686)	$(1,511)

(1)  On September 30, 2016 RLH Corporation acquired Vantage. Net expenses associated with the acquisition and changes in the fair value of contingent consideration are included within Acquisition and integration costs on the Consolidated Statements of Comprehensive Income (Loss).

(2)  During the third quarter of 2016, RLH Corporation recorded separation costs of a former Executive Vice President and Chief Financial Officer and other legal and consulting services associated with the CFO transition. The costs recorded for the nine months ended September 30, 2017 consisted of legal and consulting services associated with the CFO transition.

(3) In the first quarter of 2016, a reserve was recorded for environmental cleanup at one of the hotel properties.
(4)  In the second quarter of 2016, RLH Corporation recorded a gain on sale of intellectual property, net of brokerage fees, of $0.4 million, included within Gain on asset dispositions, net on the Consolidated Statements of Comprehensive Income (Loss).

(5)  On October 3, 2017, the Company completed the sale of its Entertainment business. Based on this sale, the results of operations of the Entertainment business are reported as discontinued operations for all periods presented.

The following is a reconciliation of comparable company operated hotel revenue, expenses and operating profit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Company operated hotel revenue	$37,244	$37,157	$94,214	$93,515
less: revenue from sold and closed hotels	—	(1,338)	—	(2,791)
less: revenue from hotels without comparable results	(1,307)	(1,223)	(3,528)	(1,830)
less: revenue from managed properties	(380)	(235)	(855)	(982)
Comparable company operated hotel revenue	$35,557	$34,361	$89,831	$87,912

Company operated hotel operating expenses	$25,284	$25,363	$70,450	$71,035
less: operating expenses from sold and closed hotels	—	(761)	—	(1,949)
less: operating expenses from hotels without comparable results	(1,108)	(1,151)	(3,096)	(2,311)
less: operating expenses from managed properties	(188)	(237)	(520)	(866)
Comparable company operated hotel operating expenses	$23,988	$23,214	$66,834	$65,909

Company operated hotel direct operating profit	$11,960	$11,794	$23,764	$22,480
less: operating profit from sold and closed hotels	—	(577)	—	(842)
less: operating profit from hotels without comparable results	(199)	(72)	(432)	481
less: operating profit from managed properties	(192)	2	(335)	(116)
Comparable company operated hotel direct profit	$11,569	$11,147	$22,997	$22,003
Comparable company operated hotel direct margin %	32.5%	32.4%	25.6%	25.0%

Revenues

A detail of our revenues for the three and nine months ended September 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Company operated hotels	$37,244	$37,157	$94,214	$93,515
Other revenues from managed properties	1,054	1,733	3,047	4,498
Franchised hotels	12,714	4,766	36,045	12,194
Other	12	16	128	40
Total revenues	$51,024	$43,672	$133,434	$110,247

Three months ended September 30, 2017 and 2016

During the third quarter of 2017, revenue from our company operated hotel segment was flat compared with the third quarter of 2016. This business benefited from increased ADR in 2017, which was almost entirely offset by the reduction of revenue from the sale of one owned property and the closure of one managed property in the fourth quarter of 2016.

On a comparable hotel basis, excluding the results of sold and closed properties and hotels for which comparable results were not available, revenue from our company operated hotel segment was higher ($1.2 million or 3%) in the third quarter of 2017 compared with the third quarter of 2016 primarily due to the 3.0% increase in ADR and a slight increase in average occupancy.

Revenue from our franchised hotels segment increased $7.9 million to $12.7 million in the third quarter of 2017 compared with the same period in 2016. This increase was primarily due to an additional $7.8 million from the recently acquired Vantage brands, as well as growth in the number of franchises in the system.

Nine months ended September 30, 2017 and 2016

During nine months ended September 30, 2017, revenue from our company operated hotel segment increased $0.7 million or 1% compared with the same period in 2016. The increase was driven primarily by new company operated locations that were opened in the second quarter of 2016, partially offset by two hotel properties sold or closed in the fourth quarter of 2016.

On a comparable hotel basis, excluding the results of sold and closed properties and hotels for which comparable results were not available, revenue from our company operated hotel segment was higher ($1.9 million or 2%) for the nine months ended September 30, 2017 compared with the same period in 2016 primarily due to the 3% increase in ADR and partially offset by a slightly lower average occupancy.

Revenue from our franchised hotels segment increased $23.9 million to $36.0 million in the nine months ended September 30, 2017 compared with the same period in 2016. This increase was primarily due to an additional $22.9 million from the recently acquired Vantage brands, as well as growth in the number of upscale and midscale franchises in the system.

Comparable Hotel Revenue (Non-GAAP Data)

Comparable hotels are defined as properties that were operated by our company for at least one full calendar year as of the beginning of the current year other than hotels for which comparable results were not available. Comparable results excludes two hotels, one of which was sold in thev fourth quarter of 2016, and one property that opened during the second quarter of 2016, as these properties had not been open at least one year as of the beginning of the current year. In addition, we exclude revenue earned and expenses incurred related to our hotel management agreements.

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

Average occupancy, ADR and RevPAR statistics are provided below on a comparable basis.

Comparable Hotel Statistics (1)
	Three Months Ended September 30,
	2017				2016
	Average Occupancy(2)		ADR(3)	RevPAR(4)	Average Occupancy(2)	ADR(3)	RevPAR(4)
Systemwide	69.9%		$99.40	$69.46	70.5%	$96.95	$68.38

Change from prior comparative period:	Average Occupancy(2)		ADR(3)	RevPAR(4)
Systemwide	(60.0)	bps	2.5%	1.6%

Comparable Hotel Statistics (1)
	Nine Months Ended September 30,
	2017				2016
	Average Occupancy(2)		ADR(3)	RevPAR(4)	Average Occupancy(2)	ADR(3)	RevPAR(4)
Systemwide	63.1%		$92.74	$58.54	64.1%	$89.81	$57.59

Change from prior comparative period:	Average Occupancy(2)		ADR(3)	RevPAR(4)
Systemwide	(100.0)	bps	3.3%	1.6%

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

•
Comparable hotels are hotels that have been owned, leased, or franchised by us and were in operation for at least one full calendar year as of the beginning the current period other than hotels for which comparable results were not available.

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

The detail of our operating expenses by major expense category as reported for the three and nine months ended September 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Company operated hotels	$25,284	$25,363	$70,450	$71,035
Other costs from managed properties	1,054	1,733	3,047	4,498
Franchised hotels	8,898	3,214	26,300	10,034
Other	(9)	9	(2)	30
Depreciation and amortization	4,660	3,771	13,742	11,209
Hotel facility and land lease	1,201	1,197	3,604	3,543
Gain on asset dispositions, net	(113)	(100)	(334)	(729)
General and administrative expenses	3,640	2,031	11,348	7,781
Acquisition and integration costs	1,235	1,413	1,246	1,653
Total operating expenses	$45,850	$38,631	$129,401	$109,054

The summary of our comparable hotel operating expenses for the three and nine months ended September 30, 2017 and 2016 is as follows (in thousands):

Comparable Hotel Expenses (Non-GAAP Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Company operated hotel operating expenses	$25,284	$25,363	$70,450	$71,035
less: operating expenses from sold and closed hotels	—	(761)	—	(1,949)
less: operating expenses from hotels without comparable results	(1,108)	(1,151)	(3,096)	(2,311)
less: operating expenses from managed properties	(188)	(237)	(520)	(866)
Comparable company operated hotel operating expenses	$23,988	$23,214	$66,834	$65,909

Comparable hotels are defined as properties that were operated by our company for at least one full calendar year as of the beginning of the current year other than hotels for which comparable results were not available. Comparable results excludes two hotels, one of which was sold in the fourth quarter of 2016, and one property that opened during the second quarter of 2016, as these properties had not been open at least one year as of the beginning of the current year. In addition, we exclude revenue earned and expenses incurred related to our hotel management agreements.

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

Three months ended September 30, 2017 and 2016

Direct company operated hotel expenses were flat at $25.3 million and $25.4 million in the third quarters of 2017 and 2016. On a comparable basis, direct company operated hotel expenses were $24.0 million in the third quarter of 2017 compared with $23.2 million in the third quarter of 2016, driven by additional costs associated with higher revenue and a minimum wage increase in Washington, partially offset by cost control measures in the current period.

Direct expenses for the franchised hotels in the third quarter of 2017 increased $5.7 million compared with the third quarter of 2016, primarily driven by costs associated with the economy brand operations acquired from Vantage as of September 30, 2016.

Depreciation and amortization expenses increased $0.9 million in the third quarter of 2017 compared with the third quarter of 2016, primarily due to the completion of the renovations at the RL Venture and Washington, D.C. properties and the addition of the definite-lived intangibles from the Vantage acquisition.

Hotel facility and land lease costs were flat for the third quarter of 2017 compared with 2016.

General and administrative expenses increased by $1.6 million in the third quarter of 2017 compared with 2016, primarily due to the addition of costs from the Vantage acquisition and higher variable compensation expense in conjunction with our financial performance in 2017 compared with 2016.

Acquisition and integrations costs were lower by $0.2 million in the third quarter of 2017 compared with 2016. In 2017, we recognized $1.2 million in expense related to the increase in fair value of the contingent consideration for the Vantage acquisition. In 2016, we incurred costs for professional services related to the negotiations of the Vantage acquisition.

Nine months ended September 30, 2017 and 2016

Direct company operated hotel expenses were $70.5 million and $71.0 million in the first nine months of 2017 and 2016, lower primarily due to the closure and sale of two properties in the fourth quarter of 2016, partially offset by the opening of two locations in the second quarter of 2016. On a comparable basis, direct company operated hotel expenses were $66.8 million in the nine month period ended September 30, 2017 compared with $65.9 million in the same period in 2016, driven by higher variable costs associated with higher revenue and a minimum wage increase in Washington, partially offset by cost control measures in the current period.

Direct expenses for the franchised hotels in the first nine months of 2017 increased $16.3 million compared with the same period of 2016, primarily driven by costs associated with the economy brand operations acquired from Vantage as of September 30, 2016.

Depreciation and amortization expenses increased $2.5 million in the first nine months of 2017 compared with 2016, primarily due to the completion of the renovations at the RL Venture and Washington, D.C. properties, along with the opening of the Atlanta Airport hotel in the second quarter of 2016, and the addition of the definite-lived intangibles from the Vantage acquisition.

Hotel facility and land lease costs were flat for the first nine months of 2017 compared with 2016.

General and administrative expenses increased by $3.6 million in the nine months ended September 30, 2017 compared with 2016, primarily due to the addition of costs from the Vantage acquisition and higher variable compensation expense in conjunction with our financial performance in the first nine months of 2017 compared with 2016.

Acquisition and integrations costs were lower by $0.4 million in the first nine months of 2017 compared with 2016. In 2017, we recognized expense for the increase in fair value of the contingent consideration for the Vantage acquisition. In 2016, we incurred costs for professional services related to the negotiations of the Vantage acquisition.

Interest Expense

Interest expense increased $0.3 million in the third quarter of 2017 compared with the third quarter of 2016. Interest expense increased $1.4 million during the nine months ended September 30, 2017 compared with the same period in 2016. The increase was primarily driven by the greater outstanding principal balance of debt at the joint ventures.

Other Income (Expense), net

Other income (expense), net increased $0.2 million in the third quarter of 2017 compared with the third quarter of 2016, and increased $0.3 million in the first nine months of 2017 compared with the same period in 2016. The additional income was driven by a litigation settlement for hotel equipment.

Income Taxes

For the three and nine months ended September 30, 2017, we reported income tax expense of $174,000 and $513,000 compared with income tax expense of $166,000 and $258,000 for the same periods in 2016. The income tax provisions vary from the statutory rate primarily due to a full valuation allowance against our deferred tax assets, as well as for deferred tax expense associated with our acquired indefinite-lived intangible assets, which are amortized for tax purposes but not for U.S. GAAP purposes.

Discontinued Operations

On October 3, 2017, we completed the sale of certain specified liabilities and substantially all of the assets of our Entertainment segment, previously composed of WestCoast Entertainment and TicketsWest, including ticketing agreements and engagement agreements with various entertainment venues, teams and artists located throughout the Western United States. As such, the results of the Entertainment segment are reported as discontinued operations and the assets and liabilities are classified as held for sale for all periods presented in this quarterly report on Form 10-Q. See Note 17 of Item 1: Condensed Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Our principal source of liquidity is cash flows from operations. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $20.4 million and $33.0 million at September 30, 2017 and December 31, 2016. We believe that we have sufficient liquidity to fund our operations at least through November 2018.

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

We are committed to keeping our properties well maintained and attractive to our customers in order to maintain our competitiveness within the industry and keep our hotels properly positioned in their markets. This requires ongoing access to capital for replacement of outdated furnishings as well as for facility repair, modernization and renovation. As a result, we included property improvement expenditures in the borrowing arrangements for our RL Venture Holding LLC properties, as well as the Baltimore, Atlanta, and Washington, DC locations. Those renovations have been completed as of September 30, 2017.

In January 2015, RL Venture Holding LLC, a wholly-owned subsidiary of RL Venture, and each of its 12 wholly-owned subsidiaries entered into a loan agreement with Pacific Western Bank. The original principal amount of the loan was $53.8 million with an additional $26.2 million to be drawn over a two-year period to cover property improvements related to the original 12 hotels owned by the subsidiaries. Subsequently we disposed of one hotel, leaving 11 properties owned by RL Venture. At September 30, 2017, draws on the loan were substantially complete, with a remaining amount of $0.3 million available for draw. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.75%. Monthly principal payments began in January 2017 in an amount that will repay the outstanding principal balance over a 25-year amortization period. Our joint venture partner owns 45% of RL Venture at September 30, 2017.

In April 2015, RL Baltimore, a wholly-owned subsidiary of RLS Balt Venture LLC, obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by the Hotel RL Baltimore Inner Harbor. The initial principal amount of the loan was $10.1 million, and the lender agreed to advance an additional $3.2 million to cover expenses related to improvements to the hotel, all of which has been drawn. The loan matures in May 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.25%. Principal payments of $16,000 per month are required beginning in May 2018. Our joint venture partner owns 27% of RLS Balt Venture at September 30, 2017.

In September 2015, RLH Atlanta obtained a new mortgage loan from PFP Holding Company IV LLC, which was used to acquire, and is secured by, a hotel adjacent to the Atlanta International Airport, which opened in April 2016 as the Red Lion Hotel Atlanta International Airport. The principal amount of the loan is $9.4 million, all of which has been drawn at September 30, 2017. The loan matures in September 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.35%. Monthly principal payments of $10,000 began in September 2017. Our joint venture partner owns 45% of RLS Atla Venture at September 30, 2017.

In October 2015, RLH DC obtained a new mortgage loan from Pacific Western Bank, which was used, along with cash on hand, to acquire, and is secured by, the Hotel RL Washington, DC. The principal amount of the loan is $16.7 million and has been fully drawn as of September 30, 2017. The loan matures in October 2019 and has a one-year extension option. Interest under the advanced portions of the loan will be calculated at LIBOR plus 4.55%. Interest only payments are due monthly and commenced November 2015. Monthly principal payments are required beginning in November 2017 in an amount that will repay the outstanding principal balance over an amortization period of 25-years. Our joint venture partner owns 45% of RLS DC Venture as of September 30, 2017.

At September 30, 2017 total outstanding debt was $111.5 million, net of discount, all of which is at variable interest rates. Our average pre-tax interest rate on debt was 6.3% at September 30, 2017. Refer to Note 7 in Item 1. Financial Information for further information on the specific terms of our debt.

Operating Activities

Net cash provided by operating activities totaled $9.0 million during the first nine months of 2017 compared with $7.1 million during the same period in 2016. The primary drivers of the change in cash flows were higher net income, net of non-cash items, partially offset by a decline in working capital accounts for the nine months ended September 30, 2017.

Investing Activities

Net cash used in investing activities totaled $8.2 million during the first nine months of 2017 compared with $32.9 million during the first nine months of 2016. The primary drivers of the change were a decrease in capital expenditures from $30.3 million for the nine months ended September 30, 2016 down to $8.0 million for the nine months ended September 30, 2017, and the acquisition of Vantage Hospitality in the third quarter of 2016 partially offset by proceeds from sales of short-term investments of $18.1 million during the nine months ended September 30, 2016.

Financing Activities

Net cash provided by financing activities was $0.7 million during the first nine months of 2017 compared with $18.8 million in the first nine months of 2016. The primary driver of the change was higher borrowings on long-term debt for the nine months ended September 30, 2016 of $19.5 million down to $3.2 million for the nine months ended September 30, 2017.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and estimated interest on debt and capital leases, as of September 30, 2017 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt(1)	$122,397	$31,430	$90,967	$—	$—
Capital leases(1)	1,144	329	602	213	—
Operating leases	81,839	5,555	9,024	5,121	62,139
Total contractual obligations (2)	$205,380	$37,314	$100,593	$5,334	$62,139
(1) Includes estimated interest payments and commitment fees over the life of the debt agreement or capital lease.
(2) With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.

We have leasehold interests at various hotel properties, as well as our offices located in Spokane, Washington, Denver, Colorado and Coral Springs, Florida. These leases require us to pay fixed monthly rent and have expiration dates of 2018 and beyond, which are reflected in the table above.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from outstanding debt. As of September 30, 2017, our outstanding debt, including current maturities and excluding unamortized origination fees, was $112.9 million, which is under term loans subject to variables rates, but is subject to interest rate caps.

We enter into derivative transactions to hedge our exposure to interest rate fluctuations, and not for trading purposes. We manage our floating rate debt using interest rate caps in order to reduce our exposure to the impact of changing interest rates and future cash outflows for interest. For additional information, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our annual report on Form 10-K for the year ended December 31, 2016. Our exposures to market risk have not changed materially since December 31, 2016.

We do not foresee any changes of significance in our exposure to fluctuations in interest rates, although we will continue to manage our exposure to this risk by monitoring available financing alternatives.

The below table summarizes the principal payment requirements on our debt obligations at September 30, 2017 on our Consolidated Balance Sheet (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Debt	$434	$24,442	$87,999	$—	$—	$—	$112,875	$112,307
Average interest rate							6.3%

Item 4.	Controls and Procedures

As of September 30, 2017, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in SEC rules and forms.

There were no changes in internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

At any given time, we are subject to claims and actions incidental to the operation of our business. While the outcome of these proceedings cannot be predicted, it is the opinion of management that none of such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations. See Note 10 of Item 1: Condensed Notes to Consolidated Financial Statements.

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

In connection with our acquisition of the operating assets and assumption of certain liabilities of Vantage Hospitality Group, Inc., we agreed to issue up to 414,000 shares of common stock as contingent consideration if certain performance measures were achieved as of September 30, 2017, the one year anniversary of the closing date.  As of September 30, 2017, we have preliminarily determined that the year 1 contingent consideration has been earned, and the 414,000 shares of the Company’s common stock should be issued.

The issuance of the Company’s common shares is exempt from registration under Section 4(a)(2) of the Securities Act because the transaction did not involve a public offering.  The purchaser is an accredited investor, and the shares of the Company’s common stock are restricted securities for purposes of Rule 144 and subject to certain requirements before sale, including holding period requirements. The Company has not engaged in general solicitation or advertising with regard to the issuance and sale of the Company’s common stock issued pursuant to the Purchase Agreement.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
Index to Exhibits

Exhibit Number	Description

10.1	Asset Purchase Agreement between Red Lion Hotels Corporation, TicketsWest.com, Inc. and Paciolan, LLC dated August 11, 2017

12.1	Statement of Computation of Ratios

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b)

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Lion Hotels Corporation
Registrant

Signature		Title	Date

By:	/s/ Gregory T. Mount	President and Chief Executive Officer (Principal Executive Officer)	November 3, 2017
Gregory T. Mount

By:	/s/ Douglas L. Ludwig	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 3, 2017
Douglas L. Ludwig