Form 10-K
period 2017-12-31
Red Lion Hotels CORP
filed 2018-04-02
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-13957
 RED LION HOTELS CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1032187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1550 Market St. #350 Denver Colorado	80202
(Address of principal executive offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code: (509) 459-6100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐     No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock as of June 30, 2017 was $173.2 million, of which 69.6% or $120.6 million was held by non-affiliates as of that date.
As of March 16, 2018, there were 24,125,600 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2018 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the registrant's 2017 fiscal year, are incorporated by reference herein in Part III.

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

In this report, "we", "our", "us", "our company" "RLHC" and "RLH Corporation" refer to Red Lion Hotels Corporation, doing business as RLH Corporation, and as the context requires, all of its consolidated subsidiaries as follows:

Wholly-owned subsidiaries:
•Red Lion Hotels Holdings, Inc.
•Red Lion Hotels Franchising, Inc.
•Red Lion Hotels Canada Franchising, Inc.
•Red Lion Hotels Management, Inc. (RL Management)
•Red Lion Hotels Limited Partnership
•Sleeping Lion, Inc.
Joint venture entities:
•RL Venture LLC (RL Venture) in which we hold a 55% member interest
•RLS Atla Venture LLC (RLS Atla Venture) in which we hold a 55% member interest
•RLS Balt Venture LLC (RLS Balt Venture) in which we hold a 73% member interest

•	RLS DC Venture LLC (RLS DC Venture) in which we hold a 55% member interest

The terms "the network", "systemwide hotels" "system of hotels" or "network of hotels" refer to our entire group of owned, managed and franchised hotels.

Item 1.	Business

Available Information

Through our website (www.rlhco.com), we make available our annual report on Form 10-K, quarterly reports on Form 10‑Q, current reports on Form 8-K, proxy statements, amendments to these filings and all other reports and documents that we file with the U.S. Securities and Exchange Commission (SEC) pursuant to Section 13(a) of the Securities Exchange Act of 1934. The public may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The SEC also maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our internet website also contains our Code of Business Conduct and Ethics, our Corporate Governance Guidelines; charters for our Audit, Compensation, and Nominating and Corporate Governance Committees, Accounting and Audit Complaints and Concerns Procedures, our Statement of Policy with Respect to Related Party Transactions, Stock Ownership Guidelines for Directors and Executive Officers and information regarding shareholder communications with our board of directors. The contents of our website are not incorporated into this filing.

General

We are a NYSE-listed hospitality and leisure company (ticker symbol: RLH) doing business as RLH Corporation and primarily engaged in the franchising, management and ownership of hotels under the following proprietary brands:

Active Brands	Supported Brands	International Brands
• Hotel RL	• America's Best Inn & Suites	• Value Inn Worldwide
• Red Lion Hotels	• Jameson Inns	• Value Hotel Worldwide
• Red Lion Inn & Suites	• Lexington Hotels & Inns
• GuestHouse	• 3 Palm Hotels
• Settle Inn
• Americas Best Value Inn
• Canadas Best Value Inn
• Signature and Signature Inn
• Country Hearth Inns & Suites

All our properties strive to highlight friendly service and reflect the local flair of their markets. The upscale and midscale RLH Corporation brands of Hotel RL, Red Lion Hotel and Red Lion Inn & Suites offer a unique local spin on the expected travel experience in an environment that allows customers to feel welcome and at home. Our focus is to anticipate guest needs and pleasantly surprise them with our distinctive Pacific Northwest-inspired customer service. Warm and authentic, our commitment to customer service includes a focus on delivering the guest locally inspired, friendly and personalized signature moments. This is intended to position each RLH Corporation brand hotel as an advocate to our traveling guests, creating brand relevance and loyalty, differentiating us from our competition.

Hotel RL, our upscale lifestyle brand launched in October 2014, is a full-service, conversion brand that is targeted for the top 80 U.S. urban markets inspired by the spirit of the Pacific Northwest and designed for consumers with a millennial mindset. There are seven hotels currently open in the Hotel RL brand and five more expected to open in 2018 and 2019. The currently open hotels are located in Baltimore Inner Harbor, Maryland; Washington DC; Olympia and Spokane, Washington; Salt Lake City, Utah; Brooklyn, New York and New Orleans, Louisiana.

Our economy brands are focused on delivering our guests a consistent experience with exceptional comfort, quality and service at an affordable rate, with approximately 1,000 locations in 46 states and three countries outside the United States.

A summary of our properties as of December 31, 2017, including the approximate number of available rooms, is provided below:

	Company Operated		Franchised		Total Systemwide
	Hotels	Total Available Rooms	Hotels	Total Available Rooms	Hotels	Total Available Rooms
Beginning quantity, January 1, 2017	20	4,200	1,117	68,900	1,137	73,100
Newly opened properties	1	100	64	5,100	65	5,200
Terminated properties(1)	—	—	(120)	(8,800)	(120)	(8,800)
Total	21	4,300	1,061	65,200	1,082	69,500

Executed franchise license and management agreements, year ended December 31, 2017:
New franchise / management agreements	1	100	63	4,600	64	4,700
Renewals / changes of ownership	—	—	81	5,900	81	5,900
Total executed franchise license and management agreements, year ended December 31, 2017	1	100	144	10,500	145	10,600
(1) Terminated properties include locations at which we ended our franchise relationship because the hotels did not meet RLH Corporation's hotel standards. We are focused on maintaining a set of brand standards at all of our locations.

On October 5, 2017 our Board of Directors approved a process to market and sell 11 of our 14 hotel ownership positions maintained in joint venture arrangements. It is our intention, subject to market conditions to sell all of our hotel ownership positions in the next few years so that we can focus on our hotel franchise business which is less capital intensive and generates higher profit margins than the hotel ownership business.

On October 3, 2017, we completed the sale of certain specified liabilities and substantially all of the assets of our entertainment segment, previously composed of WestCoast Entertainment and TicketsWest, including ticketing agreements and engagement agreements with various entertainment venues, teams and artists located throughout the Western United States. As such, the results of the entertainment segment are reported as discontinued operations, and the assets and liabilities are classified as held for sale as of December 31, 2016 in this annual report on Form 10-K. The loss on sale of the entertainment segment included in the 2017 financial statements was $0.2 million, net of tax. See Item 8, Notes 17 and 18 for discussion of Discontinued Operations and Assets and Liabilities Held for Sale associated with the transaction.

Operations

We operate in two reportable segments:

•
The company operated hotel segment derives revenues primarily from guest room rentals and food and beverage offerings at owned and leased hotels for which we consolidate results. Revenues are also derived from management fees and related charges for hotels with which we contract to perform management services.

•
The franchised hotels segment is engaged primarily in licensing our brands to franchisees. This segment generates revenue from franchise fees that are based on a percentage of room revenue or room count and are charged to hotel owners in exchange for the use of our brand and access to our central services programs. These programs include our reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards.

Our remaining activities, none of which constitutes a reportable segment, have been aggregated into "other".

We have two measures of segment performance under generally accepted accounting principles in the United States of America (GAAP): revenue and operating income. In addition, the following non-GAAP measurements are used to evaluate the performance of our franchise and company operated hotel segments:

•Revenue per available room (RevPAR)
•Average daily rate (ADR)
•Occupancy
•Comparable hotel revenue
•Comparable hotel direct operating income (margin)
•Room count

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

We believe franchising represents a profitable, less capital intensive growth opportunity. By segmenting our upscale, midscale and economy brands with clear distinctions between each offering, we are uniquely positioned to provide an appealing alternative for a variety of owners. In 2017 we executed 144 franchise agreements. Also during 2017, 120 franchise agreements in our network terminated, partially due to our focus on eliminating hotels that did not meet RLH Corporation's hotel standards. Our strategy for our upscale and midscale hotel brands is to identify larger urban metropolitan statistical areas (MSAs) that are saturated by larger brands in order to become the conversion brand of choice for owners of established hotels looking for alternatives in those markets. We believe our strong upscale and midscale brand name recognition in the Western U.S. markets provides us with an opportunity to expand our hotel network within our existing footprint. The Midwest, South and East Coast markets also provide us with opportunity to expand our hotel network into markets across North America as our brands will be a unique and new value proposition for current and potential hotel owners in markets saturated by competitor brands. To assist in our ability to grow our hotel network in larger metropolitan cities, we may consider special incentives, management contracting services, minority equity, joint venture opportunities with hotel owners and investors, or adding additional brand options. In addition to conversion from other brands, independently branded hotel operations may also benefit from the RLH Corporation central services programs. Our economy hotel brands have strong national brand name recognition and provide hotel owners an affordable alternative to traditional franchise programs with primarily flat fees, sensible property improvement plans and a wealth of resources and programs to support owners. For all of our properties, we strive to provide hotel owners leading demand distribution technology and sales support as part of our brand support programs.

We believe that additional growth in our hotel network in larger metropolitan areas will also come from hotel acquisitions where we may contribute partial equity or participate in equity ownership opportunities in joint ventures with hotel owners and investors. Equity investment in hotels new to our system is an opportunity for us to redeploy cash on hand or cash generated from sales of joint venture hotels into improvement and expansion of our hotel network in major cities. Further growth opportunities may come from the expansion of our brand offerings. With Hotel RL we have a hotel product that is intended to be flexible enough to allow adaptive reuse projects, conversions and new builds, to a lesser extent, while giving owners a more free-form approach to adapt the hotel to their unique markets and locations. The new flat fee structure is a true differentiator in this segment to establish the Hotel RL brand, which provides a predictable cost structure for our franchisees with the opportunity to leverage a greater proportion of their top-line growth to superior hotel performance.

Owned Hotels

All of our owned properties are held in joint venture (JV) entities, in each of which we have a majority ownership interest. As of December 31, 2017 eleven of our hotels are held in RL Venture, LLC, of which we own a 55% interest. During 2016, we completed extensive renovations to these properties, and converted three of them to Hotel RLs. All 11 hotels continue to be managed by RLH Corporation's wholly-owned subsidiary, RL Management, each with an initial five-year management contract, with three five-year extensions.

Our Baltimore Hotel RL is held in its own JV entity, RLS Balt Venture, LLC, of which we own 73%.

Our Red Lion Hotel Atlanta Airport is held in its own JV entity, RLS Atla Venture, LLC, of which we own 55%.

Our Washington DC Hotel RL is held in its own JV entity, RLS DC Venture, LLC, of which we own 55%.

The obligation for all of our debt under the JV loan agreements is generally non-recourse to RLH Corporation, except for instances of fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.

We also operate four hotels under land and/or building leases.

With the objective of accelerating the Company's asset-light strategy in October 2017 the Company listed with CBRE the majority of its owned assets for sale. The hotels being marketed for sale are the following:

1.	Hotel RL Salt Lake City, Utah

2.	Hotel RL Spokane at the Park, Washington

3.	Hotel RL Olympia, Washington

4.	Red Lion Hotel Pasco, Washington (sold in February 2018, entered into franchise agreement)

5.	Red Lion Hotel Richland Hanford House, Washington (sold in February 2018, entered into franchise agreement)

6.	Red Lion Hotel Port Angeles, Washington

7.	Red Lion Hotel Redding, California (sold in February 2018, entered into franchise agreement)

8.	Red Lion Hotel Eureka, California (sold in February 2018, entered into franchise agreement)

9.	Red Lion Hotel Boise Downtowner, Idaho (sold in February 2018, entered into franchise agreement)

10.	Red Lion Templin’s Hotel on the River, Post Falls, Idaho

11.	Red Lion Inn & Suites Bend, Oregon
See Item 8, Note 20 for additional information regarding the sale of hotels in February 2018.

Franchised Hotels

As of December 31, 2017 our network of hotels included 1,061 hotels under franchise agreements, representing a total of 65,200 rooms.

As part of our focus on expanding our franchising division, in 2015 we completed the acquisition of the intellectual property assets and all hotel franchise license agreements of GuestHouse International, LLC, an economy scale brand. The acquisition expanded our presence across the country by adding two recognized hotel brands, GuestHouse and Settle Inn & Suites, to the RLH Corporation brands, and their franchise license agreements.

In September 2016, we (i) acquired selected assets and assumed certain liabilities of Vantage Hospitality Group, Inc. (Vantage), a subsidiary of Thirty-Eight Street, Inc. (TESI) and (ii) acquired one brand name asset from TESI. Vantage was a hotel franchise company, and the addition of the Vantage assets substantially increased our number of franchise properties and provided us with a broader presence in the United States and Canada. We acquired over 1,000 hotel franchise and membership license agreements, as well as multiple brand names, including Americas Best Value Inn, Canadas Best Value Inn, Lexington Hotels & Inns, America's Best Inns & Suites, Jameson Inns, Country Hearth Inns & Suites, Vantage Hotels, Value Inn Worldwide, Value Hotel Worldwide, 3 Palms Hotels and Resorts and Signature Inn.

In December 2017, we announced the launch of franchiseasysm, a re-imagined franchise process to appeal to owners of independent hotels or hotels that don't fit a traditional franchise. The process provides a straightforward and flexible website application process for hoteliers looking to operate as independent or under the nationwide Country Hearth brand. Applications can be completed from a mobile device, and agreements offer an associated simplified fee structure.

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

Our focus on improving e-commerce revenue generation includes ongoing updates and improvements to our rlhco.com website and improved and targeted digital marketing utilizing information generated through our RevPak reservation and distribution system.

Reporting Segment Revenues

A summary of our reporting segment revenues is provided below (in thousands, except for percentages). For further information regarding our reportable segments, see Note 3 of Notes to Consolidated Financial Statements.

	Years Ended December 31,
	2017		2016		2015
Company operated hotels	$123,100	71.6%	$123,589	83.3%	$119,773	90.8%
Franchised hotels	48,559	28.2%	24,634	16.6%	12,039	9.1%
Other	267	0.2%	128	0.1%	51	0.1%
Total revenues	$171,926	100.0%	$148,351	100.0%	$131,863	100.0%

Comparable Hotel Measures and Room Count (Non-GAAP Data)

We utilize these comparable measures because management finds them a useful tool to perform more meaningful comparisons of past, present and future operating results as these measures influence and affect franchise revenues. We believe they are a complement to reported operating results. Comparable operating results are not intended to represent reported operating results defined by GAAP, and such information should not be considered as an alternative to reported information or any other measure of performance prescribed by GAAP. We exclude total revenue earned and expenses incurred related to our hotel management agreements in the comparable hotel statistics.

The primary non-GAAP measure for the franchise revenue from economy hotels is room counts due to the prevalence of fixed fee arrangements in this portion of the franchise segment.
Average occupancy, ADR and RevPAR statistics are provided below on a comparable basis:

Comparable Hotel Statistics
	Years Ended December 31,
	2017				2016
	Average Occupancy(1)		ADR(2)	RevPAR(3)	Average Occupancy(1)	ADR(2)	RevPAR(3)
Systemwide - Midscale	62.2%		$96.19	$59.80	62.3%	$93.61	$58.33

Change from prior comparative period:	Average Occupancy(1)		ADR(2)	RevPAR(3)
Systemwide - Midscale	(10)	bps	2.8%	2.5%

(1)  Average occupancy represents total paid rooms divided by total available rooms. Total available rooms represents the number of rooms available multiplied by the number of days in the reported period and includes rooms taken out of service for renovation.

(2) Average daily rate (ADR) represents total room revenues divided by the total number of paid rooms occupied by hotel guests.
(3) Revenue per available room (RevPAR) represents total room and related revenues divided by total available rooms.

Average occupancy, ADR and RevPAR, as defined below, are non-GAAP measures and are widely used in the hospitality industry and appear throughout this document as important measures to the discussion of our operating performance.

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

•
Comparable hotels are hotels that have been owned, leased, managed, or franchised by us and were in operation for at least one full calendar year as of the beginning of the reporting period other than hotels for which comparable results were not available.

Throughout this document and unless otherwise stated, RevPAR, ADR and average occupancy statistics are calculated using statistics for comparable hotels. Some of the terms used in our industry, such as "upscale", "midscale" and "economy" are consistent with those used by Smith Travel Research (STR), an independent statistical research service that specializes in the lodging industry. These terms as used in our disclosures are consistent with the STR definitions.

Future midscale franchise segment revenues will generate revenue from franchise fees that are based on a percentage of room revenue, as has been the historical revenue model for the company. Future economy franchise segment revenues will derive primarily from fixed fee arrangements based on hotel room counts. Our franchised economy room count decreased from approximately 59,300 rooms at December 31, 2016 to approximately 54,900 rooms at December 31, 2017, as we focused on eliminating hotels that did not meet RLH Corporation's hotel standards.

Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this annual report on Form 10-K for specific segment results.

Employees

At December 31, 2017, we employed approximately 1,580 people on a full-time or part-time basis. Our total number of employees fluctuates seasonally. At December 31, 2017, approximately 8% of our total workforce was covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and organized settlement of labor disputes. As we dispose of our hotel ownership assets designated for sale the number of employees' subject to collective bargaining agreements will decline. We believe our employee relations are satisfactory.

Item 1A.	Risk Factors

We are subject to various risks, including those set forth below, that could have a negative effect on our financial condition and could cause results to differ materially from those expressed in forward-looking statements contained in this report or other RLH Corporation communications.

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

Many businesses, including RLH Corporation, were adversely affected by the state of the economy. During the economic downturn, which began in 2007, discretionary travel decreased because of economic pressures, and this in turn hurt the hospitality industry and our company. High unemployment, lower family income, low corporate earnings, lower business investments and lower consumer and government spending all have the effect of reducing the demand for hotel rooms and related lodging services and put pressure on industry room rates and occupancy. Although the economy improved in 2016 and 2017, a slowdown in the economic recovery or a worsening of economic conditions in 2018 could result in weak hospitality occupancy and rates and adversely affect our revenues and operating results. Negative economic conditions could also negatively impact our ability to obtain future financing and our liquidity in general. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital and debt service for the foreseeable future, if our cash flow or capital resources prove inadequate or we do not meet our financial debt covenants, we could potentially face liquidity problems that could have a material adverse effect on our results of operations and financial condition.

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

As of December 31, 2017, there were 1,061 hotels in our system that were owned by others and operated under franchise agreements. Our revenues and operating results are dependent upon the ability of our franchisees to generate revenue at their franchised properties. If the revenues of our franchisees decrease, or our franchisees close their hotels, our operating results will be negatively affected.

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

We are party to management contracts for each of the hotels in our joint venture portfolio, RL Venture, Baltimore, Washington, D.C. and Atlanta, as well as Bellevue, Deschutes and Hudson Valley hotel properties, which are owned by third parties. These agreements generally specify a fixed term, as well as management responsibilities defined by certain terms and conditions. Our failure to meet the obligations within these agreements could trigger early termination. Additionally, there is no assurance that these agreements will be renewed, or that they will not be terminated prior to the end of their respective terms for other reasons.

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

The expenses of owning and operating a hotel are not necessarily reduced when circumstances such as market factors and competition cause a reduction in its revenues. Accordingly, a decrease in our revenues could result in a disproportionately higher decrease in our earnings because our expenses are unlikely to decrease proportionately. In addition, we continue to invest in sales and marketing, technology, franchising and personnel resources in an effort to position our company for future growth. These investments may not produce the returns we anticipate or the returns may take longer to achieve than expected.

We reported net losses from continuing operations from 2008 through 2013 and 2016 through 2017, and, although we had a net profit in 2014 and 2015, there is no assurance that we will be profitable in the future.

During the years 2008 through 2013 and in 2016 and 2017, we reported net losses from continuing operations. Not only did these losses have a direct adverse effect on our financial condition, they also increased our costs of borrowing. Although we have shown a net profit during two of the last four fiscal years, the long prior history of net losses could impair our ability to raise capital needed for franchise expansion, hotel investments and other corporate purposes. There is no assurance that we will be able to achieve profitability in the future.

The planned sale of joint venture and company owned hotels may not occur in the timeline expected and the company may not be able to replace the Revenue and Adjusted EBITDA from this business in future periods.

On October 5, 2017 the company’s Board of Directors approved a process to market and sell 11 of its 14 hotel ownership positions maintained in joint venture arrangements. This is consistent with the Company’s previously stated business strategy to focus on moving towards operations as primarily a franchise company. Based on a preliminary review of the market, if all 11 hotels are sold we estimate the aggregate sale value currently between $160 and $175 million. We expect that the completion of these sales would allow the company to significantly reduce or eliminate long-term debt and to increase cash reserves for future franchise agreement growth initiatives.

It is our intention, subject to market conditions to sell all of our hotel ownership positions in the next few years. Despite favorable market conditions at the time of the plan, we cannot be certain that the hotel sales will occur according to the timing or market prices anticipated. The revenue provided by the 11 hotels was $73.1 million, $70.4 million, and $71.6 million in 2017, 2016 and 2015, respectively. The Adjusted EBITDA provided by the hotels was $16.8 million, $15.5 million, and $14.4 million in 2017, 2016 and 2015, respectively. We cannot be certain that we will be able to replace the revenue and Adjusted EBITDA results with franchise business growth in future periods, or that the profit margins of our franchise business will be as we expected.

We may be unsuccessful in identifying and completing acquisitions of new franchised and managed hotels and expanding our brands, which could limit our ability to implement our growth strategy and result in significant expense.

We are continuing to pursue the expansion of our franchise operations in markets where we currently operate and in selected new markets. We are also pursuing expansion of our RLH Corporation brands into targeted segments. Both owned and franchised hotels will be able to carry one of the RLH Corporation brands, and we may consider adding additional brand options in the future.

As of December 31, 2017, we managed three hotels in our system that were owned by third parties under a RLH Corporation brand or other brands.

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

•	Our ability to attract and retain qualified franchisees and hotel owners who want us to operate their hotels under one or more of our brands;

•	The recognition in the market and the reputation of the RLH Corporation brands;

•	Access to financial resources necessary to open or rebrand hotels;

•
The ability of the owners of franchised and managed hotels to open and operate additional hotels profitably. Factors affecting the opening of new hotels, or the conversion of existing hotels to RLH Corporation brands, include among others:

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

In connection with our acquisition of Vantage, we issued 690,000 shares of common stock, and we settled the first portion of contingent consideration due in January 2018 in the amount of (i) $4.0 million cash and (ii) 414,000 shares of the Company's common stock. We may be required to pay additional consideration following September 2018 for the second and final portion of the Vantage contingent consideration in an aggregate amount of up to (i) $3.0 million in cash and (ii) 276,000 shares of the Company’s common stock. Future acquisitions of other hotels or brands may also involve the issuance of our equity securities as payment, in part or in full, for the businesses or assets acquired. These future issuances of our equity securities will dilute existing shareholders’ ownership interests.

Joint venture and other acquisition arrangements may not prove successful and could result in operating difficulties and failure to realize anticipated benefits.

We have hotel ownership interests, varying from 55% to 73% in joint ventures. We may in the future acquire interests in other properties through joint venture arrangements with other entities. In addition, we may enter into other non-property investment joint ventures through other divisions for marketing or other services. Partnerships, joint ventures and other business structures involving our co-investment with third parties generally include some form of shared control over the operations of the business and create additional risks. Some of these acquisitions may be financed in whole or in part by loans under which we are jointly and severally liable for the entire loan amount along with the other joint venture partners. The terms of these joint venture arrangements may be more favorable to the other party, or parties, than to us. Although we will actively seek to minimize such risks before investing in partnerships, joint ventures or similar structures, investing in a property through such arrangements may subject our investment to risks not present with a wholly owned property, including, among others, the following:

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

If any franchise or hotel acquisitions fail to perform in accordance with our expectations or if we are unable to effectively integrate new franchisees or hotels into our operations, our results of operations and financial condition may suffer.

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

If owners of hotels that we franchise or manage cannot repay or refinance mortgage loans secured by their properties, our revenues and profits could decrease and our business could be harmed.

The owners of many of our franchised and managed properties have pledged their hotels as collateral for mortgage loans they entered into when those properties were purchased or refinanced. If an owner cannot repay or refinance maturing indebtedness on favorable terms or at all, the lender could declare a default, accelerate the related debt, and repossess the property. Such sales or repossessions could, in some cases, result in the termination of our management or franchise agreements and eliminate our anticipated income and cash flows, which could negatively affect our results of operations.

Failure of the joint venture or joint venture owners to comply with debt covenants could adversely affect our financial results or condition.

In January 2015, we transferred 12 of our owned hotels to RL Venture, a joint venture, of which we own a 55% equity interest. In October 2016, we sold one of these hotels, leaving 11 properties in RL Venture. Additionally, during 2015 we entered into joint ventures related to our Baltimore, Washington, D.C. and Atlanta properties, of which we own equity interests of 73%, 55% and 55%, respectively. We manage these hotels under management agreements with five-year terms and three five-year extension options. In connection with these transactions, the joint ventures borrowed a combined total of $112.5 million, which is secured by the hotel properties within the joint venture entities. The credit agreements for these loans contain customary affirmative and negative covenants. There is no assurance that the joint ventures will be able to comply with these covenants in the future. Any failure to do so could result in a demand for immediate repayment of the loans, which could result in one or more of these hotels being foreclosed upon and otherwise adversely affect our results of operations and financial condition, and limit our ability to obtain financing. For additional information, see Note 7 of Notes to Consolidated Financial Statements.

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

We are committed to keeping our company owned properties well-maintained and attractive to our customers in order to maintain our competitiveness within the industry and keep our hotels properly positioned in their markets. We are also focused on working with our franchise hotel owners so that they maintain their properties to the same standards. This requires ongoing access to capital for both us and our franchisees for replacement of outdated furnishings as well as for facility repair, modernization and renovation. To the extent we or our franchisees cannot fund these expenditures from cash generated from operations, funds must be borrowed or otherwise obtained. If these funds cannot be obtained, the expenditures have to be deferred to a later period. Without needed investments, we may need to cancel the agreement with the franchisee or move the hotel to a lower classification, both of which would likely have a negative impact on our franchise revenue stream.

In the recent past, our levels of capital expenditures for these purposes had been lower than normal due to the general economic conditions impacting our industry. As a result, in 2016, we completed a substantial renovation project of over $27 million in our company operated hotels in order to support an increase in room rates. Customers may not view these investments and improvements as significant enough to allow us to charge higher room rates, and this could negatively impact our hotel revenues and operating results. There are likely to be similar adverse effects if our franchisees are unable to make comparable investments in their properties. Without needed investments, we may have to move the hotel to a lower classification, which would likely have a negative impact on our hotel revenue stream.

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

Four of our hotels and all of our corporate offices are subject to leases. In addition to the requirement to pay rent, the leases for these properties generally impose various maintenance and other obligations on us and may also require us to obtain the consent of the landlord before taking certain actions such as modifications to the properties. These lease provisions may limit our flexibility with the leased properties, delay modifications or other actions we may wish to take, or result in disputes with the landlords. In addition, the terms of the leases for three of our leased properties will expire in the period from 2018 through 2024. There can be no assurance that any of our landlords will be willing to extend these leases and, even if they are willing to extend, it is possible that the lease costs will increase, which would adversely impact the hotel operations and our expenses. If some of our leases are not renewed for any reason, we could incur additional costs and expenses associated with negotiating a new lease agreement and moving our offices to a new location.

The results of some of our hotels are significantly impacted by group contract business and other large customers, and the loss of such customers for any reason could harm our operating results.

Group contract business and other large customers, or large events, can significantly impact the results of operations of some of the hotels in our network. These contracts and customers vary from hotel to hotel and change from time to time. Contracts with large customers such as airlines and railroads are typically for a limited period of time, after which they may be eligible for competitive bidding. The impact and timing of group business and large events are not always predictable and are often episodic in nature. The operating results for hotels in our network can fluctuate as a result of these factors, possibly in adverse ways, and these fluctuations can harm our overall operating results.

The increasing use of third-party travel websites by consumers may adversely affect our profitability.

Some of our hotel rooms may be booked through third-party travel websites operated by companies like Priceline, Expedia or Travelocity. As internet bookings now represent the majority of hotel reservations in the industry, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as "three-star downtown hotel") at the expense of brand identification. We believe that these internet intermediaries hope that consumers will eventually develop brand loyalties to their reservation systems. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through internet intermediaries increases significantly, our profitability may be adversely affected.

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

We also rely on a variety of direct marketing techniques to reach guests and potential guests, including email marketing, telemarketing and postal mailings. Changes in laws and regulations regarding direct marketing and solicitation could adversely affect the effectiveness of these marketing techniques and could force us to make changes to our marketing strategies. Our failure to comply with laws and regulations regarding direct marketing could result in fines or place restrictions on our business.

If we fail to comply with privacy regulations, we could be subject to fines or other restrictions on our business.

We collect and maintain information relating to our guests for various business purposes, including credit card information and information on guest preferences that we use to enhance customer service and for marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted in the United States, as well as by various contracts under which we operate. Privacy regulation is an evolving area in which different jurisdictions may have inconsistent compliance requirements. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to service our guests and market our products, properties and services. In addition, noncompliance with applicable privacy regulations, either by us or in some circumstances by third parties engaged by us or our franchise hotel owners, could result in fines or restrictions on our use or transfer of data.

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

We have identified material weaknesses in our internal controls over financial reporting. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, prevent fraud, or maintain investor confidence.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have devoted significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act. In addition, Section 404 under the Sarbanes-Oxley Act requires that our auditors attest to the design and operating effectiveness of our controls over financial reporting. Our compliance with the annual internal control report requirement for each fiscal year will depend on the effectiveness of our financial reporting, data systems, and controls across our operating subsidiaries. Furthermore, a part of our growth strategy has been, and may continue to be, the acquisition of complementary businesses, and we expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. Likewise, the complexity of our transactions, systems, and controls may become more difficult to manage. We cannot be certain that these measures will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future, especially for acquisition targets that may not have been required to be in compliance with Section 404 of the Sarbanes-Oxley Act at the date of acquisition.

During our evaluation of the effectiveness of the internal controls over financial reporting as of December 31, 2017, we identified material weaknesses in each of the following areas: Control Environment, Risk Assessment, Monitoring and Financial Closing and Reporting.

In particular, controls related to the following were not designed to operate effectively:

Control Environment

·	We did not maintain a sufficient complement of personnel with the appropriate knowledge, experience and/or training in application of GAAP commensurate with our financial reporting requirements.

·	We did not maintain adequate qualified personnel with regard to certain significant complex transactions and technical accounting matters.

Risk Assessment

·
We did not design and maintain internal controls that were effective in identifying, assessing and addressing risks that significantly impact the financial statements or the effectiveness of the internal controls over financial reporting. We did not modify our controls to sufficiently address changes in risks of material misstatement as a result of changes in our operations, organizational structure and operating environment, specifically the expansion of activities related to recent acquisitions.

Monitoring

·
We did not design and maintain effective monitoring of compliance with established accounting policies, procedures and controls. This weakness included the failure to design and operate effective procedures and controls whose purpose is to evaluate and monitor effectiveness of the individual control activities.

Financial Closing and Reporting

·	We did not design and maintain effective controls over the financial closing and reporting process with sufficient precision to mitigate a potential material misstatement.

These deficiencies are pervasive in nature and create a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected on a timely basis.

We are currently in the process of implementing our remediation plans, including engaging a third-party provider to help us assess and improve our internal controls for complying with the Sarbanes-Oxley Act, hiring a Chief Accounting Officer with appropriate experience applying GAAP technical accounting guidance, hiring additional accounting personnel and designing additional controls around identification, documentation and application of technical accounting guidance with particular emphasis on events outside the ordinary course of business. As we continue to evaluate and take actions to improve our internal control over financial reporting and the monitoring of those internal controls, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above.

Any failure to remediate the material weaknesses identified above, implement required new or improved controls, or if we were to encounter difficulties in their implementation or operation, or difficulties in the assimilation of acquired businesses into our control system could cause harm to our operating results or cause us to fail to meet our financial reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

Any failure to protect our trademarks could have a negative impact on the value of our brand names.

The success of our business depends in part upon our continued ability to use our trademarks, increase brand awareness and further develop our brands. We have registrations with the U.S. Patent and Trademark Office of various formulations of certain trademarks, including but not limited to the following: Red Lion, Hotel RL, Red Lion Inn & Suites, GuestHouse, Settle Inn & Suites, Signature, Signature Inn, WestCoast, Cavanaughs and Cascadia Soapery, Hello Rewards, MAKE IT#WORTHIT, MIWI, PROJECT WAKE UP CALL, RLH Corporation and RLH. We also acquired several additional registered trademarks in our transaction with Vantage, including Americas Best Value Inn, ABVI, Best Value Inn, Value Inn Worldwide, Vantage, 3 Palms Hotels & Resorts, America’s Best Inns & Suites, Country Hearth Inn & Suites, Jameson Inn, Lexington, Canadas Best Value Inn, and CBVI.

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

In 2014 we hired new Chief Executive and Chief Marketing Officers. In 2016 we hired a new Chief Franchise Officer and a new Chief Operating Officer, and in 2017 we hired a new Chief Financial Officer. We may in the future hire additional officers and key employees. To be properly integrated into our company, new executives and employees must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. As a result, the integration of new personnel may result in some disruption to our ongoing operations. If we fail to successfully complete this integration, our business and financial results may suffer.

We place substantial reliance on the lodging industry experience and the institutional knowledge of the members of our senior management team. We compete for qualified personnel against companies with greater financial resources than ours, and the loss of the services of one or more of these individuals, or delay in replacing a key employee, could hinder our ability to effectively manage our business. Finding suitable replacements for senior management and other key employees can be difficult, and there can be no assurance we will continue to be successful in retaining or attracting qualified personnel in the future. We currently do not carry key person insurance on members of our senior management team. Any loss of a senior team member could have a material adverse impact on our financial condition or results of operations.

We may have disputes with the owners of the hotels that we franchise or manage.

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

We rely heavily on our employees to provide high-quality personal service at our hotels. At certain of our owned and leased hotels, employees are covered by collective bargaining agreements, and attempts could be made in the future to unionize our employees at other locations. Any labor dispute or stoppage at an owned, leased or a franchised hotel could harm our ability to provide high-quality personal services, which could reduce occupancy and room revenue, tarnish our reputation and harm our results of operations.

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

At the end of 2017, our goodwill amount was $9.4 million, and other intangible assets totaled $50.7 million. Market conditions in the future could adversely impact the fair value of one or both of our franchise or hotel reporting units, which could result in future impairments of their goodwill, intangibles and other long-lived assets.

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

In accordance with the guidance for the impairment of long-lived assets, if the expected undiscounted future cash flows are less than net book value, the excess of net book value over estimated fair value of the assets is charged to current earnings. There were no impairment charges in 2015, 2016 or 2017. Changes in our estimates and assumptions as they relate to valuation of goodwill, intangibles and other long-lived assets could affect, potentially materially, our financial condition or results of operations in the future.

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

Sales of our common stock by our major shareholders, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares.

On February 21, 2018, HNA Investment Management LLC (HNA), which controls 3,738,401 shares, or 15.5% of our common stock, informed us of their decision to proceed with a sale of their shares of common stock, and delivered to us a demand notice for the registration of these shares with the U.S. Securities and Exchange Commission. HNA will control the manner and timing of their sale of our common stock. We will bear one-half of the fees, costs and expenses related to the registration, other than underwriting discounts, if any, and commissions attributable to the sale of shares by HNA. Because our common stock is relatively thinly traded, a sale by HNA of our common stock in the public market will likely result in a significant decline in our stock price. Our stock price may also fluctuate materially based on announcements by HNA or other large shareholders disclosing acquisitions or sales of our common stock or expressing their views with respect to actions they believe should be taken by our company.

Our two largest shareholders own 22% of our stock. These shareholders may seek to impact our corporate policy and strategy, and their interests may differ from those of other shareholders. In addition, given the amount of stock held by them, we would likely need their approval in order to undertake any sale or other disposition of all or substantially all of our assets.

As of March 16, 2018, Columbia Pacific Opportunity Fund, L.P. (Columbia Pacific) and HNA Investment Management LLC (HNA) held 22% in aggregate of our outstanding shares of common stock. Columbia Pacific, HNA or one or more other large shareholders may take actions designed to impact our corporate policy and strategy, and their interests may differ from those of other shareholders. Such actions could include, among other things, attempting to obtain control of our board of directors or initiating or substantially assisting an unsolicited takeover attempt.

Under our Articles of Incorporation and the laws of the State of Washington, we can undertake a merger or sale of all or substantially all of our assets only if the transaction is approved by holders of at least two-thirds of our outstanding shares of common stock. This in turn means that any person or group of persons holding at least one-third of our outstanding shares of common stock would be able to block any such transaction if they chose to do so. Because Columbia Pacific and HNA currently hold a significant percentage of our shares, we believe that as a practical matter they would be able, if they were to act together or with other shareholders, to prevent any such transaction believed not to be in their best interests. This state of affairs adds a level of uncertainty to our business and operations, including in employee hiring and retention, in franchise acquisitions, and in generally developing corporate policy and strategy.

The market price for our common stock may be volatile.

The stock market has experienced and may in the future experience extreme volatility, oftentimes unrelated to the operating performance of particular companies. Many factors could cause the market price of our common stock to rise or fall, including but not limited to:

•	Changes in general economic conditions, and subsequent fluctuations in stock market prices and volumes;

•	Changes in financial estimates, expectations of future financial performance or recommendations by analysts;

•	Changes in market valuations of companies in the hospitality industry;

•	Actual or anticipated variations in our quarterly results of operations;

•	Issuances of additional common stock or other securities;

•	Announcements by our shareholders disclosing acquisitions or sales of our common stock or expressing their views with respect to actions they believe should be taken by our company;

•	Low daily trading volume of our stock; and

•	Announcements by us or our competitors of, or speculation with respect to, acquisitions, investments or strategic alliances.

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

We currently have franchised hotels operating outside of the United States, including in Canada, India and South Korea. We may also in the future enter into new joint venture or franchise agreements with foreign hotel operators. International operations generally are subject to greater economic, geopolitical and other risks that are not present in United States operations. These risks include not only administrative and logistical difficulties in managing worldwide operations, but also risks of war, terrorism or civil unrest, political instability, exposure to local economic conditions, and adverse changes in the diplomatic relations between foreign countries and the United States.

Sales in international jurisdictions typically are made in local currencies, which exposes us to risks associated with currency fluctuations. Fluctuations in currency exchange rates may significantly increase the amount of translated U.S. dollars required for expenses outside the United States, or significantly decrease the U.S. dollars received from foreign currency revenues. We also face exposure to currency translation risk because we report the results of our business outside of the United States in local currency, and then translate those results to U.S. dollars for inclusion in our consolidated financial statements. As a result, changes between the foreign exchange rates and the U.S. dollar will affect the recorded amounts of our foreign assets, liabilities, revenues and expenses, and could have a negative impact on our financial results. To date we have not entered into foreign exchange hedging agreements to reduce our exposure to fluctuations in currency exchange rates, but even if we enter into these hedging agreements in the future, they may not eliminate foreign currency risk entirely, and will involve risks of their own in the form of transaction costs and counterparty risk.

In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. As a result, the steps we have taken to protect our trademarks and brands in foreign countries may not be sufficient to prevent the unauthorized use or the imitation of our trademarks by others, which could reduce the value of our brand and its goodwill, which could adversely affect our business. As we continue to expand internationally, the risks related to our international operations will become more significant.

Government regulation could impact our franchise business.

The Federal Trade Commission (FTC), various states and certain foreign jurisdictions, where we market franchises, regulate the sale of franchises. The FTC requires franchisors to make extensive disclosure to prospective franchisees but does not require registration. A number of states in which our franchisees operate require registration or disclosure in connection with franchise offers and sales. In addition, several states in which our franchisees operate have "franchise relationship laws" or "business opportunity laws" that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While our business has not been materially affected by such regulation, there can be no assurance that this will continue or that future regulation or legislation will not have such an effect.

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

When we acquire a hotel, a Phase I environmental site assessment (ESA) is usually conducted by a qualified independent environmental engineer. A Phase I ESA involves an on-site inspection and research of historical usages of a property, databases of underground storage tanks and other matters to determine whether an environmental issue with respect to the property needs to be addressed. If the results of a Phase I ESA reveal potential issues warranting further investigation, a Phase II ESA, which may include soil testing, ground water monitoring or borings to locate underground storage tanks, will be recommended. It is possible that Phase I and Phase II ESAs will not reveal all environmental liabilities or compliance concerns or that there will be material environmental liabilities or compliance concerns that we do not discover. Phase I ESAs have been performed on all properties owned and leased by us.

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

In addition, our financial condition may be adversely impacted by legal or governmental proceedings brought by or on behalf of our employees or customers. In recent years, a number of hospitality companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination, accessibility and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits in the future may be instituted against us, and we may incur material damages and expenses, which could have an adverse effect on our results of operations and financial condition.

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
The table below reflects our 21 company operated hotel properties and locations, as well as total available rooms per hotel, as of December 31, 2017.

		Total
		Available
Property	Location	Rooms
Company operated properties
Red Lion Anaheim (1)	Anaheim, California	308
Red Lion Hotel Kalispell (1)	Kalispell, Montana	170
Red Lion Hotel Seattle Airport (1)	Seattle, Washington	144
Red Lion River Inn (1)	Spokane, Washington	245
Hotel RL Olympia (2)	Olympia, Washington	193
Hotel RL Salt Lake City (2)	Salt Lake City, Utah	394
Hotel RL Spokane at the Park (2)	Spokane, Washington	401
Red Lion Hotel Boise Downtowner (2)(8)	Boise, Idaho	182
Red Lion Hotel Eureka (2)(8)	Eureka, California	175
Red Lion Hotel Pasco (2)(8)	Pasco, Washington	279
Red Lion Hotel Port Angeles (2)	Port Angeles, Washington	187
Red Lion Hotel Redding (2)(8)	Redding, California	192
Red Lion Hotel Richland Hanford House (2)(8)	Richland, Washington	149
Red Lion Inn & Suites Bend (2)	Bend, Oregon	75
Red Lion Templin’s Hotel on the River (2)	Post Falls, Idaho	163
Hotel RL Baltimore Inner Harbor (3)	Baltimore, Maryland	130
Hotel RL Washington DC (4)	Washington, D.C	99
Red Lion Hotel Atlanta (5)	Atlanta, Georgia	246
Red Lion Hotel Bellevue (6)	Bellevue, Washington	181
Red Lion Inn and Suites Deschutes River (6)	Bend, Oregon	99
Hudson Valley Resort & Spa (7)	Hudson Valley, New York	270
Company operated properties (21 properties)		4,282
__________
(1) Leased
(2) Owned by RL Venture; managed by RL Management, Inc.
(3) Owned by RLS Balt Venture, LLC; managed by RL Management, Inc.
(4) Owned by RLS DC Venture, LLC; managed by RL Management, Inc.
(5) Owned by RLS Atla Venture, LLC; managed by RL Management, Inc.
(6) No ownership; managed by RL Management, Inc.
(7) No ownership or franchise agreement; managed by RL Management, Inc.
(8) Sale completed in February 2018. Hotels will continue as franchised hotels under new ownership.

Franchised Hotels

Under our franchise agreements, we receive royalties for the use of the RLH Corporation brands. We also make available certain services to those hotels including reservation systems, advertising and national sales, our guest loyalty program, revenue management tools, quality inspections and brand standards, as well as administer central services programs for the benefit of all the hotels in our network. At December 31, 2017, our franchised operations consisted of 1,061 hotels with an approximate room count of 65,200.

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

Market Information for Common Stock

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol RLH. The following table sets forth for the periods indicated the high and low sale prices for our common stock on the NYSE:

	High	Low
2017
Fourth Quarter (ended December 31, 2017)	$10.10	$7.95
Third Quarter (ended September 30, 2017)	$8.75	$6.15
Second Quarter (ended June 30, 2017)	$7.40	$6.15
First Quarter (ended March 31, 2017)	$8.80	$6.60
2016
Fourth Quarter (ended December 31, 2016)	$9.40	$7.90
Third Quarter (ended September 30, 2016)	$8.46	$6.25
Second Quarter (ended June 30, 2016)	$8.80	$6.23
First Quarter (ended March 31, 2016)	$8.50	$5.45
Holders
At March 16, 2018, there were 111 shareholders of record of our common stock.
Dividends
Historically, we have not paid any cash dividends on our common stock. The board of directors periodically reviews our dividend policy and our longer-term objectives of maximizing shareholder value. Any determination to pay cash dividends in the future will be at the discretion of our board.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2017 on plans under which equity securities may be issued to employees, directors or consultants. All of our equity compensation plans have been approved by our shareholders.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders:
2006 Stock Incentive Plan(1)	9,697	$8.74	—
2015 Stock Incentive Plan(2)	81,130	$8.20	1,379,117
2008 Employee Stock Purchase Plan(3)	—	$—	344,847
Total	90,827	$8.26	1,723,964

__________
(1) Excludes 242,180 of unvested restricted stock units granted under the 2006 Stock Incentive Plan.
(2) Excludes 1,261,762 of unvested restricted stock units granted under the 2015 Stock Incentive Plan.
(3) As of December 31, 2017, 344,847 shares remained available for issuance under our 2008 Employee Stock Purchase Plan.

Performance Graph

The following graph compares the five-year cumulative total return to shareholders of our common stock with the five-year cumulative total return of the Russell 2000 Index and the S&P Hotels, Resorts & Cruise Lines Index.

The above presentation assumes an investment of $100 in our common stock, the Russell 2000 Index and the S&P Hotels, Resorts & Cruise Lines Index and depicts RLH Corporation's price performance relative to the performance of the Russell 2000 Index and the Standard & Poor's Hotels, Resorts & Cruise Lines Index, assuming a reinvestment of all dividends. The price performance on the graph is historical and not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. The selected consolidated statements of comprehensive income (loss) and balance sheet data are derived from our audited consolidated financial statements. The audited consolidated financial statements for certain of these periods are included elsewhere in this annual report. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified in their entirety by, our consolidated financial statements and related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this annual report and in our prior filings with the SEC.

	Years Ended December 31,
	2017 (1)	2016 (1)(2)	2015 (1)	2014 (1)	2013 (1)
	(In thousands, except per share data)
Consolidated Statements of Comprehensive Income (Loss) Data
Continuing Operations:
Total revenues	$171,926	$148,351	$131,863	$128,311	$127,868
Gain on asset dispositions, net	(449)	(2,436)	(17,692)	(4,006)	(112)
Asset impairment	—	—	—	—	7,785
Operating expenses	170,823	148,497	119,446	123,532	138,604
Operating income (loss)	1,103	(146)	12,417	4,779	(10,736)
Loss on early retirement of debt	—	—	(2,847)	—	—
Net income (loss) from continuing operations	(1,669)	(6,094)	3,563	1,192	(14,978)
Discontinued Operations:
Income (loss) from discontinued operations, net of income tax expense (benefit)	425	1,254	453	1,113	(1,296)
Gain (loss) on sale or disposal of the assets of the discontinued operations, net of income tax	(244)	—	—	(2)	(773)
Net income (loss)	(1,488)	(4,840)	4,016	2,303	(17,047)
Net income (loss) attributable to noncontrolling interests (3)	2,069	163	(1,297)	—	—
Net Income (Loss) attributable to RLH Corporation	$581	$(4,677)	$2,719	$2,303	$(17,047)

Earnings (Loss) per share - basic
Income (loss) from continuing operations attributable to RLH Corporation	$0.01	$(0.29)	$0.12	$0.06	$(0.76)
Gain (loss) on sale or disposal of the assets of the discontinued operations, net of income tax	0.01	0.06	0.02	0.06	(0.11)
Net income (loss) attributable to RLH Corporation	$0.02	$(0.23)	$0.14	$0.12	$(0.87)
Earnings (Loss) per share - diluted
Income (loss) from continuing operations attributable to RLH Corporation	$0.01	$(0.29)	$0.11	$0.06	$(0.76)
Gain (loss) on sale or disposal of the assets of the discontinued operations, net of income tax	0.01	0.06	0.02	0.06	(0.11)
Net income (loss) attributable to RLH Corporation	$0.02	$(0.23)	$0.13	$0.12	$(0.87)

Weighted Average Shares Outstanding:
Basic	23,669	20,427	19,983	19,785	19,575
Diluted	24,253	20,427	20,200	19,891	19,575
(1)  On October 3, 2017, we completed the sale of certain specified liabilities and substantially all of the assets of our entertainment segment, previously composed of WestCoast Entertainment and TicketsWest, including ticketing agreements and engagement agreements with various entertainment venues, teams and artists located throughout the Western United States. As such, the results of the entertainment segment are reported as discontinued operations for all periods presented in this annual report on Form 10-K. See Item 8, Notes 17 and 18 for further information on this transaction.

(2) At September 30, 2016, we acquired substantially all of the assets of Vantage Hospitality Group, Inc., which included 10 hotel brands and over 1,000 franchise license agreements at the date of acquisition. See Item 8, Note 16 for further information on this transaction.

(3) Represents noncontrolling interests in consolidated joint ventures. In 2015 we entered into four joint venture transactions. See Item 8, Note 4 for further information.

	Years Ended December 31,
	2017 (1)	2016 (1)(2)	2015 (1)	2014 (1)	2013 (1)
	(In thousands, except per share data)
Consolidated Balance Sheet Data
Cash	$32,429	$38,072	$23,898	$5,126	$13,058
Assets held for sale	34,359	5,585	5,256	27,334	25,105
Property and equipment, net	167,938	210,485	195,061	159,847	165,688
Total assets	330,350	344,535	287,218	221,310	232,850
Total debt, net of debt issuance costs	111,397	108,331	87,557	29,873	43,058
Debentures due Red Lion Hotels Capital Trust	—	—	—	29,108	29,049
Liabilities held for sale	—	12,020	11,171	7,303	5,836
Total liabilities	140,110	156,692	120,817	81,673	96,841
Total RLH Corporation stockholders' equity	162,859	155,336	132,792	139,637	136,009
Noncontrolling interest (3)	27,381	32,507	33,609	—	—
Total stockholders' equity	$190,240	$187,843	$166,401	$139,637	$136,009

Consolidated Statement of Cash Flow Data (4)
Net cash provided by operating activities	$14,516	$5,562	$14,084	$10,958	$9,504
Net cash provided by (used in) investing activities	(16,145)	(30,688)	(30,080)	(5,600)	6,441
Net cash provided by (used in) financing activities	(1,122)	37,533	45,847	(13,065)	(6,947)
(1)  On October 3, 2017, we completed the sale of certain specified liabilities and substantially all of the assets of our entertainment segment, previously composed of WestCoast Entertainment and TicketsWest, including ticketing agreements and engagement agreements with various entertainment venues, teams and artists located throughout the Western United States. As such, the results of the entertainment segment are reported as discontinued operations for all periods presented in this annual report on Form 10-K. See Item 8, Notes 17 and 18 for further information on this transaction.

(2) At September 30, 2016, we acquired substantially all of the assets of Vantage Hospitality Group, Inc., which included 10 hotel brands and over 1,000 franchise license agreements at the date of acquisition. See Item 8, Note 16 for further information on this transaction.

(3) Represents noncontrolling interests in consolidated joint ventures. In 2015 we entered into four joint venture transactions. See Item 8, Note 4 for further information.
(4) Cash flow data has been revised to reflect the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-18 for 2013-2015.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 8. Financial Statements and Supplementary Data.

Introduction

We are a NYSE-listed hospitality and leisure company (ticker symbol: RLH) doing business as RLH Corporation and primarily engaged in the franchising, management and ownership of hotels under the following proprietary brands:

Active Brands	Supported Brands	International Brands
• Hotel RL	• America's Best Inn & Suites	• Value Inn Worldwide
• Red Lion Hotels	• Jameson Inns	• Value Hotel Worldwide
• Red Lion Inn & Suites	• Lexington Hotels & Inns
• GuestHouse	• 3 Palm Hotels
• Settle Inn
• Americas Best Value Inn
• Canadas Best Value Inn
• Signature and Signature Inn
• Country Hearth Inns & Suites

A summary of our properties as of December 31, 2017, including the approximate number of available rooms, is provided below:

	Company Operated		Franchised		Total Systemwide
	Hotels	Total Available Rooms	Hotels	Total Available Rooms	Hotels	Total Available Rooms
Beginning quantity, January 1, 2017	20	4,200	1,117	68,900	1,137	73,100
Newly opened properties	1	100	64	5,100	65	5,200
Terminated properties(1)	—	—	(120)	(8,800)	(120)	(8,800)
Total	21	4,300	1,061	65,200	1,082	69,500

Executed franchise license and management agreements, year ended December 31, 2017:
New franchise / management agreements	1	100	63	4,600	64	4,700
Renewals / changes of ownership	—	—	81	5,900	81	5,900
Total executed franchise license and management agreements, year ended December 31, 2017	1	100	144	10,500	145	10,600
(1) Terminated properties include locations at which we ended our franchise relationship because the hotels did not meet RLH Corporation's hotel standards. We are focused on maintaining a set of brand standards at all of our locations.

We operate in two reportable segments:

•
The company operated hotel segment derives revenues primarily from guest room rentals and food and beverage offerings at owned and leased hotels for which we consolidate results. Revenues are also derived from management fees and related charges for hotels with which we contract to perform management services.

•
The franchised hotels segment is engaged primarily in licensing our brands to franchisees. This segment generates revenue from franchise fees that are that are based on a percentage of room revenue or room count and are charged to hotel owners in exchange for the use of our brand and access to our central services programs. These programs include our reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards.

Our remaining activities, none of which constitutes a reportable segment, have been aggregated into "other".

Major Transactions During Reporting Periods Presented

On October 3, 2017, we completed the sale of certain specified liabilities and substantially all of the assets of our entertainment segment, previously composed of WestCoast Entertainment and TicketsWest, including ticketing agreements and engagement agreements with various entertainment venues, teams and artists located throughout the Western United States. As such, the results of the entertainment segment are reported as discontinued operations and the assets and liabilities are classified as held for sale for all periods presented in this quarterly report on Form 10-Q. See Item 8, Notes 17 and 18 for discussion of Discontinued Operations and Assets and Liabilities Held for Sale associated with the transaction.

On October 5, 2017, we announced that we would be marketing for sale 11 of our owned hotels while working to retain franchise agreements on these assets. This is consistent with the Company’s previously stated business strategy to focus on moving towards operations as primarily a franchise company. Based on a preliminary review of the market, if all 11 hotels are sold we estimate the aggregate sale value currently between $160 and $175 million. We expect that the completion of these sales would allow the company to significantly reduce or eliminate long-term debt and to increase cash reserves for future franchise agreement growth initiatives. In February 2018, five of the RL Venture properties were sold for $47.2 million. All of the buyers entered into franchise license agreements to retain the Red Lion brand. Immediately following the sales of the five hotels, our consolidated subsidiary RL Venture, LLC repaid $38.2 million in principal balance outstanding under its loan agreement with Pacific Western Bank, as required by the terms of the agreement. See Item 8, Notes 18 and 20 for discussion of Assets Held for Sale and Subsequent Events.

In September 2016, we (i) acquired selected assets and assumed certain liabilities of Vantage Hospitality Group, Inc. (Vantage), a subsidiary of Thirty-Eight Street, Inc. (TESI) and (ii) acquired one brand name asset from TESI. Vantage was a hotel franchise company, and the addition of the Vantage assets substantially increased our number of franchise properties and provided us with a broader presence in the United States and Canada. We acquired over 1,000 hotel franchise and membership license agreements, as well as multiple brand names, including Americas Best Value Inn, Canadas Best Value Inn, Lexington Hotels & Inns, America's Best Inns & Suites, Jameson Inns, Country Hearth Inns & Suites, Vantage Hotels, Value Inn Worldwide, Value Hotel Worldwide, 3 Palms Hotels and Resorts and Signature Inn. The acquisition was funded at closing with $22.6 million of cash on hand, of which $10.3 million was paid to Vantage and $12.3 million was paid to TESI and 690,000 shares of RLH Corporation stock paid to TESI, which was valued at $5.8 million, based on the closing price of RLH Corporation stock of $8.34 on the close date. The total purchase price was $40.2 million, which included the estimated fair value of $0.9 million for the assumption of an obligation related to a previous business acquisition of Vantage and the fair value of $10.9 million of primarily contingent consideration, the total of which will be paid to TESI at the first and second anniversaries of the close date, based on the attainment of certain performance criteria. In connection with our acquisition of Vantage, we settled the first portion of contingent consideration due in January 2018 in the amount of (i) $4.0 million cash and (ii) 414,000 shares of the Company's common stock. We may be required to pay additional consideration following September 2018 for the second and final portion of the Vantage contingent consideration in an aggregate amount of up to (i) $3.0 million in cash and (ii) 276,000 shares of the Company’s common stock.

In April 2015, we completed the acquisition of the intellectual property assets and all hotel franchise license agreements of GuestHouse International, LLC. The acquisition expanded our presence across the country by adding two recognized hotel brands GuestHouse and Settle Inn & Suites, to the RLHC brands, and their franchise license agreements.

Results of Operations

A summary of our consolidated statements of comprehensive income (loss) is provided below (in thousands):

	Years Ended December 31,
	2017	2016	2015
Total revenues	$171,926	$148,351	$131,863
Total operating expenses	170,823	148,497	119,446
Operating income (loss)	1,103	(146)	12,417
Other income (expense):
Interest expense	(8,252)	(6,752)	(6,979)
Loss on early retirement of debt	—	—	(2,847)
Other income (loss), net	818	326	779
Total other income (expense)	(7,434)	(6,426)	(9,047)
Income (loss) from continuing operations before taxes	(6,331)	(6,572)	3,370
Income tax expense (benefit)	(4,662)	(478)	(193)
Net income (loss) from continuing operations	(1,669)	(6,094)	3,563
Net income from discontinued operations	181	1,254	453
Net income (loss)	(1,488)	(4,840)	4,016
Net (income) loss attributable to noncontrolling interest	2,069	163	(1,297)
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	$581	$(4,677)	$2,719

Non-GAAP data: (1)
EBITDA	$22,274	$18,319	$24,140
Adjusted EBITDA from continuing operations	$22,374	$17,230	$11,477
Adjusted net income (loss)	$(40)	$(5,139)	$(8,369)
_________
(1) See Item 7. Selected Financial Data for a reconciliation of non-GAAP measures to net income (loss) for the periods presented

For the year ended December 31, 2017, we reported net income attributable to RLH Corporation of $0.6 million or $0.02 per basic share, which includes (i) $1.5 million in acquisition and integration related costs, (ii) $0.1 million in employee separation and transition costs, (iii) $3.8 million of income tax benefit primarily due to changes from the H.R. 1 known as the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act) and (iv) $1.5 million in net income from discontinued operations of our entertainment segment.

For the year ended December 31, 2016, we reported net loss attributable to RLH Corporation of $4.7 million or $0.23 per share, which includes (i) $2.1 million in acquisition and integration related costs, (ii) a $1.9 million gain on sale of assets, (iii) $0.6 million in employee separation costs, (iv) $0.1 million in costs for environmental cleanup at one of our hotel properties, and (v) $2.0 million in income from discontinued operations of our entertainment segment.

For the year ended December 31, 2015, we reported net income attributable to RLH Corporation of $2.7 million or $0.14 per share, which includes (i) $16.4 million in gains on the sales of the Bellevue and Wenatchee properties, (ii) $1.2 million in loss on early termination of the Wells Fargo credit facility, (iii) $1.7 million in loss on the redemption of the debentures held by the Red Lion Hotels Capital Trust, (iv) $2.3 million in amortized lease termination fees related to the amended lease for the Red Lion Hotel Vancouver at the Quay, (v) $0.8 million in acquisition and integration related costs, and (vi) $0.7 million in income from discontinued operations of our entertainment segment.

The above special items are excluded from operating results in Adjusted EBITDA. For the year ended December 31, 2017, Adjusted EBITDA was $22.4 million, compared to $17.2 million for the year ended December 31, 2016 and $11.5 million for the year ended December 31, 2015.

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

EBITDA, Adjusted EBITDA and Adjusted net income (loss) are commonly used measures of performance in our industry. We utilize these measures because management finds them a useful tool to calculate more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe they are a complement to reported operating results. EBITDA, Adjusted EBITDA and Adjusted net income (loss) are not intended to represent net income (loss) defined by generally accepted accounting principles in the United States, and such information should not be considered as an alternative to reported information or any other measure of performance prescribed by GAAP. In addition, other companies in our industry may calculate EBITDA and, in particular, Adjusted EBITDA and Adjusted net income (loss) differently than we do or may not calculate them at all, limiting the usefulness of EBITDA, Adjusted EBITDA and Adjusted net income (loss) as comparative measures.

Comparable hotels are defined as properties that were operated by our company for at least two full calendar years as of the beginning of the current year other than hotels for which comparable results were not available. Comparable results excludes seven hotels: one hotel was converted from owned to managed in 2015, one hotel was converted from owned to franchised in 2015, one hotel was closed in 2015 and one hotel was sold in the fourth quarter of 2016. In addition, three properties, Hotel RL Baltimore, Hotel RL Washington DC, and Red Lion Hotel Atlanta International Airport are excluded as each opened during 2015 or 2016, therefore these properties had not been open at least two years as of the beginning of the current year. In addition, we exclude revenue earned and expenses incurred related to our hotel management agreements.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net income (loss)	$(1,488)	$(4,840)	$4,016
Depreciation and amortization	18,824	16,095	13,060
Interest expense	8,252	6,752	6,979
Income tax expense (benefit)	(3,314)	312	85
EBITDA	22,274	18,319	24,140
Acquisition and integration costs (1)	1,529	2,112	779
Employee separation and transition costs (2)	100	627	—
Reserve for environmental cleanup (3)	—	128	—
Gain on asset dispositions (4)	—	(1,912)	(17,808)
Discontinued operations (5)	(1,529)	(2,044)	(731)
Loss on early retirement of debt (6)	—	—	2,847
Lease termination costs (7)	—	—	2,250
Adjusted EBITDA from continuing operations	22,374	17,230	11,477
Net income from discontinued operations (5)	181	1,254	453
Depreciation and amortization of discontinued operations	64	186	255
Interest expense from discontinued operations	—	12	—
Gain on sale of business unit	(883)	—	—
Income tax expense (benefit) from discontinued operations	1,348	790	278
Adjusted EBITDA from discontinued operations	710	2,242	986
Adjusted EBITDA from continuing & discontinued operations	23,084	19,472	12,463
Adjusted EBITDA attributable to noncontrolling interests	(6,863)	(6,840)	(6,040)
Adjusted EBITDA attributable to RLH Corporation	$16,221	$12,632	$6,423

(1)  During 2016 RLH Corporation acquired Vantage. For 2016 and 2017 net expenses of $1.5 million and $2.1 million represent costs associated with the acquisition and changes in the fair value of contingent consideration for 2016 and 2017. During 2015, we acquired a hotel in Washington, DC that was accounted for as a business combination. We recognized $0.8 million in transaction costs. All are included within Acquisition and integration costs on the Consolidated Statements of Comprehensive Income (Loss).

(2)  During 2016, RLH Corporation recognized $0.6 million of separation costs of a former Executive Vice President and Chief Financial Officer and other legal and consulting services associated with the CFO transition. The $0.1 million costs recognized during 2017 consisted of legal and consulting services associated with the CFO transition. These costs are included within General and administrative expenses on the Consolidated Statements of Comprehensive Income (Loss).

(3) In the first quarter of 2016, a reserve was recorded for environmental cleanup at one of our hotel properties.

(4)  During 2016, RLH Corporation recognized a gain on sale of intellectual property, net of brokerage fees, of $0.4 million and a $1.5 million gain on sale of the Coos Bay property. During 2015, we recognized $16.4 million in gain on the sales of the Bellevue and Wenatchee properties, and a $1.3 million gain on sale of our equity method investment in a 19.9% owned real estate venture. All are included within Gain on asset dispositions, net on the Consolidated Statements of Comprehensive Income (Loss).

(5)  On October 3, 2017, the Company completed the sale of its entertainment business. Based on this sale, the results of operations of the entertainment business are reported as discontinued operations for all periods presented.

(6) In 2015, we recognized $2.8 million in loss on the early retirement of our corporate debt and the debentures associated with our Trust Preferred Securities.
(7) In 2015, we recognized an additional $2.2 million related to an amended lease for the Red Lion Hotel Vancouver at the Quay.

The following is a reconciliation of adjusted net income (loss) to net income (loss) for the periods presented:

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Net income (loss)	$(1,488)	$(4,840)	$4,016
Acquisition and integration costs (1)	1,529	2,112	779
Employee separation and transition costs (2)	100	627	—
Reserve for environmental cleanup (3)	—	128	—
Gain on asset dispositions (4)	—	(1,912)	(17,808)
Net income from discontinued operations (5)	(181)	(1,254)	(453)
Loss on early retirement of debt (6)	—	—	2,847
Lease termination costs (7)	—	—	2,250
Adjusted net income (loss)	$(40)	$(5,139)	$(8,369)

(1)  During 2016 RLH Corporation acquired Vantage. For 2016 and 2017 net expenses of $1.5 million and $2.1 million represent costs associated with the acquisition and changes in the fair value of contingent consideration for 2016 and 2017. During 2015, we acquired a hotel in Washington, DC that was accounted for as a business combination. We recognized $0.8 million in transaction costs. All are included within Acquisition and integration costs on the Consolidated Statements of Comprehensive Income (Loss).

(2)  During 2016, RLH Corporation recognized $0.6 million of separation costs of a former Executive Vice President and Chief Financial Officer and other legal and consulting services associated with the CFO transition. The $0.1 million costs recognized during 2017 consisted of legal and consulting services associated with the CFO transition. These costs are included within General and administrative expenses on the Consolidated Statements of Comprehensive Income (Loss).

(3) In the first quarter of 2016, a reserve was recorded for environmental cleanup at one of our hotel properties.

(4)  During 2016, RLH Corporation recognized a gain on sale of intellectual property, net of brokerage fees, of $0.4 million and a $1.5 million gain on sale of the Coos Bay property. During 2015, we recognized $16.4 million in gain on the sales of the Bellevue and Wenatchee properties, and a $1.3 million gain on sale of our equity method investment in a 19.9% owned real estate venture. All are included within Gain on asset dispositions, net on the Consolidated Statements of Comprehensive Income (Loss).

(5)  On October 3, 2017, the Company completed the sale of its entertainment business. Based on this sale, the results of operations of the entertainment business are reported as discontinued operations for all periods presented.

(6) In 2015, we recognized $2.8 million in loss on the early retirement of our corporate debt and the debentures associated with our Trust Preferred Securities.
(7) In 2015, we recognized an additional $2.2 million related to an amended lease for the Red Lion Hotel Vancouver at the Quay.

The following is a reconciliation of comparable company operated hotel revenue, expenses and operating profit (in thousands):

	Years Ended December 31,
	2017	2016	2015
Company operated hotel revenue	$119,186	$117,641	$116,187
less: revenue from sold and closed hotels	—	(2,822)	(8,999)
less: revenue from hotels without comparable results	(13,955)	(11,434)	(2,394)
less: revenue from managed properties	(991)	(1,393)	(1,047)
Comparable company operated hotel revenue	$104,240	$101,992	$103,747

Company operated hotel operating expenses	$91,622	$91,572	$92,057
less: operating expenses from sold and closed hotels	—	(2,021)	(7,522)
less: operating expenses from hotels without comparable results	(11,930)	(10,869)	(3,507)
less: operating expenses from managed properties	(671)	(1,056)	(278)
Comparable company operated hotel operating expenses	$79,021	$77,626	$80,750

Company operated hotel direct operating profit	$27,564	$26,069	$24,130
less: operating profit from sold and closed hotels	—	(801)	(1,477)
less: operating profit from hotels without comparable results	(2,025)	(565)	1,113
less: operating profit from managed properties	(320)	(337)	(769)
Comparable company operated hotel direct profit	$25,219	$24,366	$22,997
Comparable company operated hotel direct margin %	24.2%	23.9%	22.2%

Revenues

Our revenues from continuing operations were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Company operated hotels	$119,186	$117,641	$116,187
Other revenues from managed properties	3,914	5,948	3,586
Franchised hotels	48,559	24,634	12,039
Other	267	128	51
Total revenue	$171,926	$148,351	$131,863

Total revenue for 2017 increased by $23.6 million or 16%, compared with 2016. The increase was driven by $23.9 million in revenue growth from our franchise business and an increase of $1.5 million from our company operated hotels. Franchise revenue growth reflects a full year of revenue from the Vantage properties in 2017. Revenues from our hotels segment decreased by $0.5 million primarily due to the closure of one managed property in the fourth quarter of 2016, partially offset by the addition of one management property in the second quarter of 2016 and one in the fourth quarter of 2017.

Total revenue for 2016 increased by $16.5 million or 13%, compared with 2015. The increase was driven by $12.6 million in revenue growth from our franchise business and $3.8 million in higher revenue from our hotels segment. Franchise revenue increased by $8.9 million due to the Vantage acquisition, along with growth in our brand portfolio. Revenues from our hotels segment increased by $9.4 million from new hotels opened in late 2015 and early 2016, partially offset by $6.2 million in revenue from hotel properties sold in 2015 and 2016. Other revenues from managed properties increased by $2.4 million in 2016, resulting from the addition of a new managed property in April 2016, as well as full year results for a property added in May 2015.

2017 and 2016

During 2017, revenue from the company operated hotel segment increased $1.5 million or 1% from 2016. The increase was driven by new company operated locations that were opened in the second quarter of 2016 and the fourth quarter of 2017, partially offset by two hotel properties sold or closed in the fourth quarter of 2016. During the second quarter of 2016, we opened our Atlanta location and began managing the Hudson Valley location. During the fourth quarter of 2017, we began managing the Deschutes River property. During the fourth quarter of 2016, we sold the Coos Bay property and closed the managed Woodlake property. On a comparable basis, excluding the results of the sold and closed properties and the hotels for which comparable results were not available as well as managed properties, revenue from the company operated hotel segment increased $2.2 million or 2% in 2017 compared to 2016.

Revenue from our franchised hotels segment increased $23.9 million to $48.6 million in 2017 compared to 2016. The revenue growth reflects a full year of revenue from the Vantage properties in 2017. In addition, the comparable RevPAR for franchised midscale hotels increased 2.8% when comparing 2017 with 2016. These increases were partially offset by a decrease in room counts in the economy franchise segment from 2016 to 2017.

2016 and 2015

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

Revenue from our franchised hotels segment increased $12.6 million to $24.6 million in 2016 compared to 2015. This was primarily due to $8.9 million from the Vantage acquisition and a full year of revenue from GuestHouse and Settle Inn properties in 2016, as well as other additions to our franchise hotel portfolio. In addition, the comparable RevPAR for franchised midscale hotels increased 5.7% and increased 7.2% for franchised economy hotels when comparing 2016 with 2015.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, depreciation and amortization, hotel facility and land lease expense, gain or loss on asset dispositions, general and administrative expenses and acquisition and integration costs.

Our operating expenses from continuing operations were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Company operated hotels	$91,622	$91,572	$92,057
Other costs from managed properties	3,914	5,948	3,586
Franchised hotels	34,794	19,315	11,233
Other	(9)	42	35
Depreciation and amortization	18,824	16,095	13,060
Hotel facility and land lease	4,806	4,740	6,569
Gain on asset dispositions, net	(449)	(2,436)	(17,692)
General and administrative expenses	15,792	11,109	9,819
Acquisition and integration costs	1,529	2,112	779
Total operating expenses	$170,823	$148,497	$119,446

Comparable Hotel Expense (Non-GAAP Data)

Our comparable hotel expenses were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Company operated hotel operating expenses	$91,622	$91,572	$92,057
less: operating expenses from sold and closed hotels	—	(2,021)	(7,522)
less: operating expenses from hotels without comparable results	(11,930)	(10,869)	(3,507)
less: operating expenses from managed properties	(671)	(1,056)	(278)
Comparable company operated hotel operating expenses	$79,021	$77,626	$80,750

Comparable hotels are defined as properties that were operated by our company for at least two full calendar years as of the beginning of the current year other than hotels for which comparable results were not available. Comparable results excludes seven hotels: one hotel was converted from owned to managed in 2015, one hotel was converted from owned to franchised in 2015, one hotel was closed in 2015 and one hotel was sold in the fourth quarter of 2016. In addition, three properties, Hotel RL Baltimore, Hotel RL Washington DC, and Red Lion Hotel Atlanta International Airport are excluded as each opened during 2015 or 2016, therefore these properties had not been open at least two years as of the beginning of the current year. In addition, we exclude revenue earned and expenses incurred related to our hotel management agreements.

We utilize these comparable measures because management finds them a useful tool to perform more meaningful comparisons of past, present and future operating results as these measures influence and affect hotel financial results. We believe they are a complement to reported operating results. Comparable operating results are not intended to represent reported operating results defined by GAAP, and such information should not be considered as an alternative to reported information or any other measure of performance prescribed by GAAP.

2017 and 2016

Direct company operated hotel expenses were flat at $91.6 million in 2017 and 2016. On a comparable basis, direct company operated hotel expenses were $79.0 million in 2017 compared to $77.6 million in 2016. The increase was driven primarily by the increase in comparable hotel revenues.

Direct expenses for the franchise segment in 2017 increased by $15.5 million compared to 2016, primarily driven by the addition of Vantage operations for the full year in 2017, as well as increased marketing costs primarily due to the growth in the franchise portfolio of hotels.

Depreciation and amortization expenses increased $2.7 million in 2017 compared to 2016, primarily driven by the addition of new capital expenditures associated with our 2016 renovations, new hotel properties and the addition of the definite-lived intangibles from the Vantage acquisition.

Hotel facility and land lease were flat at $4.8 million and $4.7 million in 2017 and 2016, respectively.

During 2016, we recognized a $1.5 million gain on the sale of the Coos Bay property and a $0.4 million gain on sale of intellectual property, net of brokerage fees.

General and administrative expenses increased by $4.7 million in 2017 compared to 2016, primarily due to the addition of costs from the Vantage acquisition and higher variable compensation expense in conjunction with our financial performance in 2017.

2016 and 2015

Direct hotel expenses as reported were $91.6 million in 2016 compared to $92.1 million in 2015. The primary reason for the decrease is lower average occupancy. On a comparable basis, direct company operated hotel expenses were $77.6 million in 2016 compared to $80.8 million in 2015. The decrease was driven primarily by decreased occupancy related costs.

Direct expenses for the franchise segment in 2016 increased by $8.1 million compared to 2015, primarily driven by the addition of Vantage operations, as well as increased marketing costs primarily due to the growth in the franchise portfolio of hotels.

Depreciation and amortization expenses increased $3.0 million in 2016 compared to 2015, primarily driven by the addition of new capital expenditures associated with our renovations and new hotel properties.

Hotel facility and land lease costs decreased $1.8 million in 2016 compared to 2015, primarily due to amortized lease termination fees for the Red Lion Hotel Vancouver at the Quay in 2015 that did not recur in 2016.

During 2016, we recognized a $1.5 million gain on the sale of the Coos Bay property and a $0.4 million gain on sale of intellectual property, net of brokerage fees. During 2015, we recognized $16.4 million in gains on the sales of the Bellevue and Wenatchee properties; we also recognized a $1.3 million gain on sale of RLH Corporation's portion of the RLH building, an administrative office in Spokane.

General and administrative expenses increased by $1.3 million in 2016 compared to 2015, primarily due to the addition of operations from the Vantage acquisition, partially offset by lower variable compensation expense.

Interest Expense

Interest expense increased $1.5 million in 2017 compared with 2016. The increase is primarily due to the higher principal amount of debt outstanding during 2017, as the result of draws to complete the hotel renovations. Interest expense decreased $0.2 million in 2016 compared with 2015. The decrease is primarily due to the repayment of the 9.5% Junior Subordinated Debentures, partially offset by a higher principal amount of debt outstanding during 2016, as the result of additional draws to fund our hotel renovations. The average outstanding debt balances for 2017, 2016 and 2015 were $111.6 million, $100.7 million, and $76.1 million, respectively.

Loss on Early Retirement of Debt

In 2015, we recognized a loss of $2.8 million for the early retirement of debt when we repaid the outstanding balance of our Wells Fargo term loan and redeemed of all of our 9.5% Junior Subordinated Debentures due 2044. The overall loss was driven primarily by the write off of unamortized prepaid debt costs.

Other Income (Expense), net

Other income (expense), net increased $0.5 million in 2017 compared with 2016, due to litigation settlements for hotel equipment and an antitrust settlement. Other income (expense), net decreased $0.5 million in 2016 compared with 2015, due to a class action settlement received in 2015.

Income Taxes

We reported an income tax benefit on continuing operations of $4.7 million in 2017. We reported income tax expense on continuing operations of $0.5 million and $0.2 million in 2016 and 2015, respectively. We reported income tax expense on discontinued operations of $1.3 million, $0.8 million and $0.3 million in 2017, 2016 and 2015, respectively. The income tax provision varies from the statutory rate primarily due to a valuation allowance against our net deferred tax assets. Due to changes in the tax laws associated with the enactment of the 2017 Tax Cuts and Jobs Act, RLH Corporation has determined that a full valuation allowance is no longer required. See Item 8, Note 13 for additional discussion of the impact of the 2017 Tax Cuts and Jobs Act.

Discontinued Operations

On October 3, 2017, we completed the sale of certain specified liabilities and substantially all of the assets of our entertainment segment, previously composed of WestCoast Entertainment and TicketsWest, including ticketing agreements and engagement agreements with various entertainment venues, teams and artists located throughout the Western United States. As such, the results of the entertainment segment are reported as discontinued operations, and the assets and liabilities are classified as held for sale as of December 31, 2016 in this annual report on Form 10-K. See Item 8, Notes 17 and 18 for discussion of Discontinued Operations and Assets and Liabilities Held for Sale associated with the transaction.

Assets Held for Sale

On October 5, 2017, RLH Corporation announced the marketing for sale of 11 hotel properties. As of that date, RLH operated 20 hotels, with an additional managed property added during October for a total of 21 hotels in its company operated hotels operating segment. The 11 properties are within the RL Venture LLC joint venture. These 11 properties are being marketed for sale to see if they have been stabilized following the renovations and if the current market conditions are favorable for sale.

Based on RLH Corporation and RL Venture LLC joint venture approval of non-binding letters of intent (LOIs) or approval to negotiate LOIs under proposed terms, we classified the following six properties as held for sale at December 31, 2017 include:

1.	Red Lion Inn & Suites Bend, Oregon

2.	Red Lion Hotel Richland Hanford House, Washington

3.	Red Lion Hotel Redding, California

4.	Red Lion Hotel Eureka, California

5.	Red Lion Hotel Boise Downtowner, Idaho

6.	Red Lion Templin’s Hotel on the River, Post Falls, Idaho

The results of operations of these six properties at December 31, 2017 are not considered to be discontinued operations as the prospective sales are not considered a strategic shift due to the significance of the remaining hotel operations. See Item 8, Notes 18 and 20 for discussion of Assets Held for Sale and the sales and associated debt repayments subsequent to December 31, 2017.

On October 3, 2017, we completed the sale of certain specified liabilities and substantially all of the assets of our entertainment segment, previously composed of WestCoast Entertainment and TicketsWest, including ticketing agreements and engagement agreements with various entertainment venues, teams and artists located throughout the Western United States. As such, the results of the entertainment segment are reported as discontinued operations, and the assets and liabilities are classified as held for sale as of December 31, 2016 in this annual report on Form 10-K. See Item 8, Notes 17 and 18 for discussion of Discontinued Operations and Assets and Liabilities Held for Sale associated with the transaction.

Liquidity and Capital Resources

Our principal source of liquidity is cash flows from operations. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $12.4 million and $33.0 million at December 31, 2017 and 2016. We believe that we have sufficient liquidity to fund our operations at least through March 2019.

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

We are committed to keeping our properties well maintained and attractive to our customers in order to maintain our competitiveness within the industry and keep our hotels properly positioned in their markets. This requires ongoing access to capital for replacement of outdated furnishings as well as for facility repair, modernization and renovation. We included property improvement expenditures in the borrowing arrangements for our RL Venture Holding LLC properties, as well as the Baltimore, Atlanta, and Washington, DC locations. These amounts have been substantially all drawn for use in our renovations in 2016 and 2017.

In January 2015, RL Venture Holding LLC, a wholly-owned subsidiary of RL Venture LLC, and each of its 12 wholly-owned subsidiaries entered into a loan agreement with Pacific Western Bank, which is secured by the hotels owned by RL Venture. Subsequently we disposed of one hotel, leaving 11 properties owned by RL Venture. We own 55% of RL Venture and our partner owns 45% of RL Venture at December 31, 2017. The original principal amount of the loan was $53.8 million with an additional $26.2 million to be drawn over a two-year period to cover improvements related to the original 12 hotels owned by the subsidiaries. We drew $3.3 million during the year ended December 31, 2017. We repaid $4.9 million of the outstanding debt balance, in accordance with the repayment requirements of the debt agreement, on October 6, 2016 in connection with the sale of the Coos Bay property. At December 31, 2017, there were unamortized debt issuance fees of $0.7 million. The loan matures in January 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.75%. Monthly principal payments began in January 2017 in an amount that would repay the outstanding principal balance over a 25-year amortization period. RL Venture was in compliance with all financial covenants under the Pacific Western Bank loan at December 31, 2017.

In February 2018, five of the RL Venture properties were sold for $47.2 million. Immediately following the sales of the five hotels, our consolidated subsidiary RL Venture, LLC repaid $38.2 million in principal balance outstanding under the loan agreement with Pacific Western Bank, as required by the terms of the agreement. See Item 8, Note 20 for further discussion of the sales and associated debt repayment.

In April 2015, RL Baltimore, a wholly-owned subsidiary of RLS Balt Venture LLC, obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by the Hotel RL Baltimore Inner Harbor. The initial principal amount of the loan was $10.1 million, and the lender agreed to advance an additional $3.2 million to cover expenses related to improvements to the hotel, which we drew during the year ended December 31, 2015. At December 31, 2017, there were unamortized debt issuance fees of $0.1 million. The balance is payable at maturity of the loan in May 2018, and we are in discussions with financial institutions regarding refinancing and extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.25%. Our joint venture partner owns 27% of RLS Balt Venture at December 31, 2017. RL Baltimore was in compliance with all financial covenants under the loan agreement with PFP Holding Company IV LLC at December 31, 2017.

In September 2015, RLH Atlanta, a wholly-owned subsidiary of RLS Atla Venture LLC, obtained a mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by a hotel adjacent to the Atlanta International Airport, which opened in April 2016 as the Red Lion Hotel Atlanta International Airport. The initial principal amount of the loan was $6.0 million, and the lender has agreed to advance an additional $3.4 million to cover expenses related to improvements to the hotel, which we drew during the first quarter of 2016. At December 31, 2016, the funds on the loan were fully disbursed. At December 31, 2017, there were unamortized debt issuance fees of $0.1 million. The loan matures in September 2018 and has two one-year extension options. We are in discussions with financial institutions regarding refinancing and extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.35%. Monthly principal payments of $10,000 began in September 2017. Our joint venture partner owns 45% of RLS Atla Venture at December 31, 2017. RLS Atla Venture LLC was in compliance with all financial covenants under the loan agreement with PFP Holding Company IV LLC at December 31, 2017.

In October 2015, RLH DC, a wholly-owned subsidiary of RLS DC Venture LLC, obtained a new mortgage loan from Pacific Western Bank, which was used, along with cash on hand, to acquire, and is secured by, the Hotel RL Washington DC. The initial principal amount of the loan was $15.2 million, and the lender agreed to advance an additional $2.3 million to cover expenses related to improvements to the hotel. We drew $1.5 million additional funds during the year ended December 31, 2016. At December 31, 2016, the funds on the loan were fully disbursed. At December 31, 2017, there were unamortized debt issuance costs of $0.2 million. The loan matures in October 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.55%. Monthly principal payments began in November 2017 in an amount that will repay the outstanding principal balance over a 25-year amortization period. Our joint venture partner owns 45% of RLS DC Venture as of December 31, 2017. RLS DC Venture LLC was in compliance with all financial covenants under the loan agreement with Pacific Western Bank at December 31, 2017.

At December 31, 2017 total outstanding debt was $111.4 million, net of discount, all of which is at variable interest rates. The obligation for all of our debt under the loan agreements is generally non-recourse to RLH Corporation, except for instances of fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  We were in compliance with all debt covenants at December 31, 2017. Our average pre-tax interest rate on debt was 6.4% at December 31, 2017. See Item 8, Note 7 for further information on the specific terms of our debt.

In September 2016, we (i) acquired selected assets and assumed certain liabilities of Vantage Hospitality Group, Inc. (Vantage), a subsidiary of Thirty-Eight Street, Inc. (TESI) and (ii) acquired one brand name asset from TESI. Vantage was a hotel franchise company, and the addition of the Vantage assets substantially increased our number of franchise properties and provided us with a broader presence in the United States and Canada. We acquired over 1,000 hotel franchise and membership license agreements, as well as multiple brand names, including Americas Best Value Inn, Canadas Best Value Inn, Lexington Hotels & Inns, America's Best Inns & Suites, Jameson Inns, Country Hearth Inns & Suites, Vantage Hotels, Value Inn Worldwide, Value Hotel Worldwide, 3 Palms Hotels and Resorts and Signature Inn. The acquisition was funded at closing with $22.6 million of cash on hand, of which $10.3 million was paid to Vantage and $12.3 million was paid to TESI and 690,000 shares of RLH Corporation stock paid to TESI, which was valued at $5.8 million, based on the closing price of RLH Corporation stock of $8.34 on the close date. The total purchase price was $40.2 million, which included the estimated fair value of $0.9 million for the assumption of an obligation related to a previous business acquisition of Vantage and the fair value of $10.9 million of primarily contingent consideration, the total of which will be paid to TESI at the first and second anniversaries of the close date, based on the attainment of certain performance criteria. In connection with our acquisition of Vantage, we settled the first portion of contingent consideration due in January 2018 in the amount of (i) $4.0 million cash and (ii) 414,000 shares of the Company's common stock. We may be required to pay additional consideration following September 2018 for the second and final portion of the Vantage contingent consideration in an aggregate amount of up to (i) $3.0 million in cash and (ii) 276,000 shares of the Company’s common stock. See Item 8, Note 16 for discussion of the business acquisition and contingent consideration.

In April 2015, we completed the acquisition of the intellectual property assets and all hotel franchise license agreements of GuestHouse International, LLC. The acquisition expanded our presence across the country by adding two recognized hotel brands GuestHouse and Settle Inn & Suites, to the RLHC brands, and their franchise license agreements.

Operating Activities

Net cash provided by operating activities totaled $14.5 million in 2017 compared to $5.6 million during 2016 and $14.1 million during 2015. The primary drivers of the 2017 increase of $9.0 million from 2016 were $2.2 million in improved cash inflows from working capital accounts, in addition to $6.7 million higher net income (loss), as adjusted for noncash reconciling income/expense items. In 2016, net cash provided by operating activities was lower by $8.5 million compared with 2015. This decrease was driven by $16.2 million in lower cash flows from working capital accounts, partially offset by $7.6 million in higher net income, after adjustment for noncash income/expense items.

Investing Activities

Net cash used in investing activities totaled $16.1 million during 2017 compared to net cash used in investing activities of $30.7 million during 2016 and $30.1 million in 2015. Cash outflows decreased $14.5 million in 2017. The primary driver of the decrease was lower capital expenditures in 2016 in comparison to 2015, and $6.7 million in net cash outflow related to the sale of the entertainment segment. In 2016, we spent $33.5 million on capital expenditures related to hotel renovations compared with $9.8 million in 2017 and $16.5 million in 2015. We also used $22.6 million in cash to purchase Vantage partially using redemptions of $18.1 million of investments in 2016. In 2015, we sold two significant hotel properties, along with other property and equipment, for $38.7 million, compared with one property and miscellaneous property and equipment for $5.9 million in 2016. In 2015, we invested $18.7 million of our excess cash in short-term investments.

Financing Activities

Net cash flows used by financing activities were $1.1 million during 2017, compared to $37.5 million of cash inflows in 2016 and $45.8 million of cash inflows in 2015. In 2017, we had borrowings on long-term debt of $3.3 million, with repayments of $1.4 million, and $3.1 million in distributions to noncontrolling interest. In 2016, we had borrowings on long-term debt of $24.8 million, with repayments of $4.9 million, as well as $18.5 million in net proceeds from sale of our common stock. In 2015, we had borrowings on long-term debt of $90.8 million, partially offset by $61.4 million in long-term debt repayments. Additionally, in 2016 and 2015, we recognized $3.2 million and $23.5 million, respectively, from the sale of joint venture interests.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and estimated interest on debt and capital leases, as of December 31, 2017 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt (1)	$120,425	$70,290	$50,135	$—	$—
Capital leases (1)	1,578	692	803	83	—
Operating leases	80,387	5,315	11,619	3,518	59,935
Total contractual obligations (2)	$202,390	$76,297	$62,557	$3,601	$59,935
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

On October 5, 2017, we announced that we would be marketing for sale 11 of our owned hotels while working to retain franchise agreements on these assets. There is $78.2 million of debt, $1.3 million of capital leases and $2.7 million of operating leases in the table related to the 11 owned hotels that are being marketed for sale. See Item 8, Note 18 for discussion of Assets Held for Sale associated with the transaction. In February 2018, five of the RL Venture properties were sold for $47.2 million. Immediately following the sales of the five hotels, our consolidated subsidiary RL Venture, LLC repaid $38.2 million in principal balance outstanding under its loan agreement with Pacific Western Bank, as required by the terms of the agreement. See Item 8, Note 20 for further discussion of the sales and associated debt repayment.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Matters

Franchise Update

In the first quarter of 2018, in addition to individual franchise agreement executions, we reached an agreement with a hotel owner to enter into 10 franchise agreements for mid and upper scale properties in markets such as St Louis, Baltimore and Hartford.  These new 20-year franchise agreements are for nine Red Lion Hotels and one Hotel RL representing nearly 2,600 rooms and adding more than 10% to our mid and  upper scale segment.

Asset Sale Update

At December 31, 2017, we had six properties classified as held for sale:
Red Lion Inn & Suites Bend, Oregon
Red Lion Hotel Richland Hanford House, Washington
Red Lion Hotel Redding, California
Red Lion Hotel Eureka, California
Red Lion Hotel Boise Downtowner, Idaho
Red Lion Templin’s Hotel on the River, Post Falls, Idaho

In February 2018, five of the hotels sold and the buyers entered into new franchising agreements to keep the hotels under the Red Lion brand. The estimated gain from the sale of the five hotels is $14.2 million. Immediately following the sales of the five hotels, our consolidated subsidiary RL Venture, LLC repaid $38.2 million in principal balance outstanding under its loan agreement with Pacific Western Bank, as required by the terms of the agreement.

Seasonality

Our business is subject to seasonal fluctuations, with more revenues and profits realized from May through October than during the rest of the year. During 2017, revenues during the second and third quarters approximated 26.7% and 29.7%, respectively, of total revenues for the year, compared to revenues of 21.3% and 22.4% of total revenues during the first and fourth quarters respectively.

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

•
Franchised Hotels - Fees received in connection with the franchise and marketing of our brand names. Franchise revenues are recognized as earned in accordance with the contractual terms of the franchise agreements. Effective January 1, 2018 there was a change in the recognition of the initial fees and application fees associated with the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. See Item 8, Note 2 New and Recent Accounting Pronouncements for further discussion of the adoption and related impact.

On October 3, 2017, we completed the sale of certain specified liabilities and substantially all of the assets of our entertainment segment, previously composed of WestCoast Entertainment and TicketsWest, including ticketing agreements and engagement agreements with various entertainment venues, teams and artists located throughout the Western United States. Historically, the segment revenues were comprised of online ticketing services, ticketing inventory management systems, promotion of Broadway-style shows and other special events. Where we acted as an agent and received a net fee or commission, revenue was recognized in the period the services were performed. When we were the promoter of an event and were at-risk for the production, revenues and expenses were recognized in the period of the event performance. As a result of the sale, the results of the entertainment segment are reported as discontinued operations for all periods presented in this annual report on Form 10-K. See Item 8, Notes 17 and 18 for discussion of Discontinued Operations and Assets and Liabilities Held for Sale associated with the transaction.

We review the ability to collect individual accounts receivable on a routine basis. We recognize an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. A receivable is written off against the allowance for doubtful accounts if collection attempts fail.

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

In assessing the qualitative factors, we assess relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances, and how these may impact a reporting unit's fair value or carrying amount, involves significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry, and market considerations, cost factors, overall financial performance, RLH Corporation-specific events, and share price trends, and making the assessment as to whether each relevant factor would impact the impairment test positively or negatively and the magnitude of any such impact.

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

New and Recent Accounting Pronouncements

See Item 8, Note 2: Summary of Significant Accounting Policies for information on new and recent U.S. GAAP accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from outstanding debt. As of December 31, 2017, our outstanding debt, including current maturities and excluding unamortized origination fees, was $112.5 million, which is under term loans subject to variable rates, but a portion is subject to interest rate caps.

We enter into derivative transactions to hedge our exposure to interest rate fluctuations, and not for trading purposes. At December 31, 2017, $39.3 million of our outstanding debt was subject to interest rate caps which effectively cap the associated LIBOR reference rates and reduces our exposure to the impact of changing interest rates and future cash outflows for interest. Please see Item 8, Note 8: Derivative Financial Instruments for more information.

We do not foresee any changes of significance in our exposure to fluctuations in interest rates, although we will continue to manage our exposure to this risk by monitoring available financing alternatives.

The below table summarizes the principal payment requirements on our debt obligations at December 31, 2017 on our Consolidated Balance Sheet (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Debt	$63,594	$48,928	$—	$—	$—	$—	$112,522	$112,117
Average interest rate							6.4%

On October 5, 2017, we announced that we would be marketing for sale the 11 RL Venture owned hotels while working to retain franchise agreements on these assets. The debt balance related to the 11 hotels is $73.2 million as of December 31, 2017. In February 2018, five of the RL Venture properties were sold for $47.2 million. Immediately following the sales of the five hotels, our consolidated subsidiary RL Venture, LLC repaid $38.2 million in principal balance outstanding under its loan agreement with Pacific Western Bank, as required by the terms of the agreement. See Item 8, Note 20 for further discussion of the sales and associated debt repayment.

Item 8.	Financial Statements and Supplementary Data
See Item 15 of this annual report for certain information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this Item 8.
The following table sets forth supplementary financial data (in thousands except per share amounts) for each quarter for the years ended December 31, 2017 and 2016, derived from our unaudited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements.

	Year Ended December 31, 2017 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Company operated hotels revenue	$24,696	$32,274	$37,244	$24,972	$119,186
Other revenues from managed properties	926	1,067	1,054	867	3,914
Franchised hotels revenue	10,904	12,427	12,714	12,514	48,559
Other revenue	55	61	12	139	267
Total revenues	$36,581	$45,829	$51,024	$38,492	$171,926

Operating income (loss)	$(3,435)	$2,294	$5,174	$(2,930)	$1,103

Income tax expense (benefit)(1)	77	193	34	(4,966)	(4,662)
Net income (loss) from continuing operations	(5,295)	113	3,359	154	(1,669)
Net income (loss) from discontinued operations	172	(38)	268	(221)	181
Net (income) loss attributable to noncontrolling interest	1,519	(141)	(871)	1,562	2,069
Net income (loss) attributable to RLH Corporation	$(3,604)	$(66)	$2,756	$1,495	$581

Earnings (loss) per share - basic	$(0.15)	$—	$0.12	$0.06	$0.02
Earnings (loss) per share - diluted	$(0.15)	$—	$0.11	$0.06	$0.02

(1) Reflects $3.8 million of income tax benefit primarily due to tax law changes from the 2017 Tax Act.

	Year Ended December 31, 2016 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Company operated hotels revenue	$24,149	$32,209	$37,157	$24,126	$117,641
Other revenues from managed properties	1,185	1,580	1,733	1,450	5,948
Franchised hotels revenue	3,296	4,131	4,766	12,441	24,634
Other revenue	13	12	16	87	128
Total revenues	$28,643	$37,932	$43,672	$38,104	$148,351

Operating income (loss)	$(5,060)	$1,211	$5,041	$(1,338)	$(146)

Income tax expense (benefit)	(216)	(297)	65	(30)	(478)
Net income (loss) from continuing operations	(6,256)	95	3,352	(3,285)	(6,094)
Net income from discontinued operations	436	527	161	130	1,254
Net (income) loss attributable to noncontrolling interest	1,021	(459)	(1,207)	808	163
Net income (loss) attributable to RLH Corporation	$(4,799)	$163	$2,306	$(2,347)	$(4,677)

Earnings (loss) per share - basic	$(0.24)	$0.01	$0.11	$(0.11)	$(0.23)
Earnings (loss) per share - diluted	$(0.24)	$0.01	$0.11	$(0.11)	$(0.23)

Financial Statements
The 2017 Consolidated Financial Statements of Red Lion Hotels Corporation are
presented on pages 47 to 91 of this annual report.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Red Lion Hotels Corporation
Denver, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Red Lion Hotels Corporation (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated April 2, 2018 expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2001.

Spokane, Washington
April 2, 2018

RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016

	2017	2016
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents ($6,487 and $5,134 attributable to VIEs)	$32,429	$38,072
Restricted cash ($12,326 and $9,211 attributable to VIEs)	12,429	9,537
Accounts receivable, net ($3,200 and $2,811 attributable to VIEs)	13,143	9,196
Accounts receivable from related parties	1,520	1,865
Notes receivable, net	1,098	1,295
Inventories ($276 and $447 attributable to VIEs)	443	596
Prepaid expenses and other ($976 and $1,008 attributable to VIEs)	4,862	4,244
Assets held for sale ($34,359 and $0 attributable to VIEs)	34,359	5,585
Total current assets	100,283	70,390
Property and equipment, net ($137,479 and $179,609 attributable to VIEs)	167,938	210,485
Goodwill	9,404	9,404
Intangible assets, net	50,749	52,848
Other assets, net ($174 and $64 attributable to VIEs)	1,976	1,408
Total assets	$330,350	$344,535
LIABILITIES
Current liabilities:
Accounts payable ($1,810 and $3,886 attributable to VIEs)	$4,100	$8,479
Accrued payroll and related benefits ($1,453 and $175 attributable to VIEs)	7,457	4,590
Other accrued liabilities ($2,184 and $1,656 attributable to VIEs)	4,094	4,063
Long-term debt, due within one year ($62,914 and $1,469 attributable to VIEs)	62,914	1,469
Contingent consideration for acquisition due to related party, due within one year	9,289	6,768
Liabilities held for sale	—	12,020
Total current liabilities	87,854	37,389
Long-term debt, due after one year, net of debt issuance costs ($48,483 and $106,862 attributable to VIEs)	48,483	106,862
Contingent consideration for acquisition due to related party, due after one year	—	4,432
Deferred income and other long-term liabilities ($772 and $841 attributable to VIEs)	1,554	2,293
Deferred income taxes	2,219	5,716
Total liabilities	140,110	156,692

Commitments and contingencies

STOCKHOLDERS' EQUITY
RLH Corporation stockholders' equity:
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 23,651,212 and 23,434,480 shares issued and outstanding	237	234
Additional paid-in capital, common stock	178,028	171,089
Accumulated deficit	(15,406)	(15,987)
Total RLH Corporation stockholders' equity	162,859	155,336
Noncontrolling interest	27,381	32,507
Total stockholders' equity	190,240	187,843
Total liabilities and stockholders' equity	$330,350	$344,535
The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2017, 2016, and 2015

	2017	2016	2015
	(In thousands, except per share data)
Revenue:
Company operated hotels	$119,186	$117,641	$116,187
Other revenues from managed properties	3,914	5,948	3,586
Franchised hotels	48,559	24,634	12,039
Other	267	128	51
Total revenues	171,926	148,351	131,863
Operating expenses:
Company operated hotels	91,622	91,572	92,057
Other costs from managed properties	3,914	5,948	3,586
Franchised hotels	34,794	19,315	11,233
Other	(9)	42	35
Depreciation and amortization	18,824	16,095	13,060
Hotel facility and land lease	4,806	4,740	6,569
Gain on asset dispositions, net	(449)	(2,436)	(17,692)
General and administrative expenses	15,792	11,109	9,819
Acquisition and integration costs	1,529	2,112	779
Total operating expenses	170,823	148,497	119,446
Operating income (loss)	1,103	(146)	12,417
Other income (expense):
Interest expense	(8,252)	(6,752)	(6,979)
Loss on early retirement of debt	—	—	(2,847)
Other income (loss), net	818	326	779
Total other income (expense)	(7,434)	(6,426)	(9,047)
Income (loss) from continuing operations before taxes	(6,331)	(6,572)	3,370
Income tax benefit	(4,662)	(478)	(193)
Net income (loss) from continuing operations	(1,669)	(6,094)	3,563
Discontinued operations:
Income from discontinued business unit, net of income tax expense of $221, $790 and $278	425	1,254	453
Loss on sale of business unit, net of income tax expense of $1,127	(244)	—	—
Net income from discontinued operations	181	1,254	453
Net income (loss)	(1,488)	(4,840)	4,016
Net (income) loss attributable to noncontrolling interest	2,069	163	(1,297)
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	$581	$(4,677)	$2,719

Earnings (loss) per share - basic
Income (loss) from continuing operations attributable to RLH Corporation	$0.01	$(0.29)	$0.12
Income from discontinued operations	0.01	0.06	0.02
Net income (loss) attributable to RLH Corporation	$0.02	$(0.23)	$0.14

Earnings (loss) per share - diluted
Income (loss) from continuing operations attributable to RLH Corporation	$0.01	$(0.29)	$0.11
Income from discontinued operations	0.01	0.06	0.02
Net income (loss) attributable to RLH Corporation	$0.02	$(0.23)	$0.13

Weighted average shares - basic	23,669	20,427	19,983
Weighted average shares - diluted	24,253	20,427	20,200
The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2017, 2016, and 2015

	Red Lion Hotels Corporation Stockholders' Equity
	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	RLH Corporation Total Equity	Equity Attributable to Non-controlling Interest
	Shares	Amount	Additional Paid-In Capital					Total Equity
	(In thousands, except share data)
Balances, January 1, 2015	19,846,508	$198	$153,671	$(14,029)	$(203)	$139,637	$—	$139,637
Net income	—	—	—	2,719	—	2,719	1,297	4,016
Stock issued under employee stock purchase plan	22,037	—	111	—	—	111	—	111
Stock issued under option plan	3,500	—	26	—	—	26	—	26
Restricted stock awards released net of canceled shares	118,601	—	(347)	—	—	(347)	—	(347)
Issuance of stock based compensation awards	60,499	—	437	—	—	437	—	437
Stock based compensation expense	—	3	1,492	—	—	1,495	—	1,495
Contribution of joint venture interests	—	—	(12,296)	—	—	(12,296)	34,950	22,654
Issuance of warrants	—	—	807	—	—	807	—	807
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,638)	(2,638)
Early retirement of interest rate swap	—	—	—	—	203	203	—	203
Balances, December 31, 2015	20,051,145	201	143,901	(11,310)	—	132,792	33,609	166,401
Net income (loss)	—	—	—	(4,677)	—	(4,677)	(163)	(4,840)
Stock issued under employee stock purchase plan	29,795	—	178	—	—	178	—	178
Stock issued under option plan	200	—	2	—	—	2	—	2
Restricted stock awards released net of canceled shares	108,477	1	(354)	—	—	(353)	—	(353)
Issuance of stock based compensation awards	54,864	—	419	—	—	419	—	419
Stock based compensation expense	—	—	2,221	—	—	2,221	—	2,221
Contribution of joint venture interests	—	—	539	—	—	539	2,654	3,193
Shares issued for Vantage acquisition purchase price	690,000	7	5,748	—	—	5,755	—	5,755
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,593)	(3,593)
Proceeds from issuance of common stock, net of offering costs	2,499,999	25	18,435	—	—	18,460		18,460
Balances, December 31, 2016	23,434,480	234	171,089	(15,987)	—	155,336	32,507	187,843
Net income (loss)	—	—		581	—	581	(2,069)	(1,488)
Stock issued under employee stock purchase plan	33,925	1	209	—	—	210	—	210
Stock issued under option plan	23,151	1	202	—	—	203	—	203
Restricted stock awards released net of canceled shares	104,056	1	(362)	—	—	(361)	—	(361)
Issuance of stock based compensation awards	55,600	—	434	—	—	434	—	434
Stock based compensation expense	—	—	2,875	—	—	2,875	—	2,875
Shares allocated for Vantage acquisition purchase price	—	—	3,581	—	—	3,581	—	3,581
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,057)	(3,057)
Balances, December 31, 2017	23,651,212	$237	$178,028	$(15,406)	$—	$162,859	$27,381	$190,240
The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017, 2016, and 2015

	2017	2016	2015
	(In thousands)
Operating activities:
Net income (loss)	$(1,488)	$(4,840)	$4,016
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,888	16,281	13,315
Amortization of debt issuance costs	1,187	1,166	935
Gain on disposition of property, equipment and other assets, net	(449)	(2,437)	(17,692)
Loss on early retirement of debt	—	—	2,763
Loss on sale of entertainment business	244	—	—
Deferred income taxes	(3,497)	249	59
Equity in investments	—	(157)	55
Stock based compensation expense	3,309	2,640	1,932
Provision for doubtful accounts	528	433	654
Fair value adjustments to contingent consideration	1,670	339	—
Change in current assets and liabilities, net of business acquired:
Accounts receivable	(4,130)	(3,183)	(1,901)
Notes receivable	(88)	(110)	(167)
Inventories	(35)	74	234
Prepaid expenses and other	(1,194)	(2,149)	556
Accounts payable	(2,543)	(1,006)	3,381
Other accrued liabilities	2,114	(1,738)	5,944
Net cash provided by operating activities	14,516	5,562	14,084
Investing activities:
Capital expenditures	(9,779)	(33,511)	(16,542)
Acquisition of Vantage Hospitality	—	(22,603)	—
Purchase of Atlanta hotel property	—	—	(6,421)
Acquisition of Washington DC hotel business	—	—	(22,651)
Purchase of GuestHouse International assets	—	—	(8,856)
Net payments related to the sale of entertainment business	(6,679)	—	—
Proceeds from disposition of property and equipment	28	5,898	38,681
Proceeds from redemption of trust common securities	—	—	909
Collection of notes receivable related to property sales	694	2,309	3,509
Advances on notes receivable	(409)	(943)	(652)
Purchases of short-term investments	—	—	(18,720)
Proceeds from sales of short-term investments	—	18,085	635
Other, net	—	77	28
Net cash used in investing activities	(16,145)	(30,688)	(30,080)
Financing activities:
Borrowings on long-term debt	3,297	24,766	90,772
Repayment of long-term debt	(1,373)	(4,939)	(30,528)
Repayment of debentures to Red Lion Hotels Capital Trust	—	—	(30,825)
Debt issuance costs	(41)	(181)	(4,028)
Proceeds from sale of interests in joint ventures	—	3,193	23,461
Distributions to noncontrolling interest	(3,057)	(3,593)	(2,638)
Stock-based compensation awards cancelled to settle employee tax withholding	(361)	(353)	(347)
Proceeds from common stock offering, net	—	18,460	—
Stock option and stock purchase plan issuances, net	413	180	(20)
Net cash provided by (used in) financing activities	(1,122)	37,533	45,847
Change in cash, cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,751)	12,407	29,851
Cash, cash equivalents and restricted cash at beginning of year	47,609	35,202	5,351
Cash, cash equivalents and restricted cash at end of year	$44,858	$47,609	$35,202

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
For the Years Ended December 31, 2017, 2016, and 2015

	2017	2016	2015
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid during years for:
Income taxes	$189	$111	$30
Interest on debt	$7,016	$5,485	$5,604
Non-cash operating, investing and financing activities:
Reclassification of long-term debt to current	$61,445	$1,469	$—
Reclassification of current and noncurrent assets to assets held for sale	$34,359	$—	$—
Reclassification of long-term contingent consideration to current	$4,432	$—	$—
Reclassification of contingent consideration to equity	$3,581	$—	$—
Acquisition of property and equipment through capital lease	$542	$1,352	$—
Property and equipment, purchases not yet paid	$402	$2,238	$2,930
Reclassification of current assets to noncurrent assets	$287	$—	$—
Reclassification of current and noncurrent liabilities to liabilities related to assets held for sale	$—	$12,020	$11,171
Accrual of contingent consideration for Vantage acquisition	$—	$10,861	$—
Shares issued for Vantage acquisition	$—	$5,755	$—
Assumption of contingent consideration obligation from acquisition	$—	$965	$—
Reclassification of long-term notes receivable to short-term	$—	$25	$261
Reclassification between accounts receivable and notes receivable	$—	$—	$51

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation ("RLH Corporation", "RLHC", "we", "our", "us", or "our company") is a NYSE-listed hospitality and leisure company (ticker symbol: RLH) doing business as RLH Corporation and primarily engaged in the franchising, management and ownership of hotels under the following proprietary brands:

Active Brands	Supported Brands	International Brands
• Hotel RL	• America's Best Inn & Suites	• Value Inn Worldwide
• Red Lion Hotels	• Jameson Inns	• Value Hotel Worldwide
• Red Lion Inn & Suites	• Lexington Hotels & Inns
• GuestHouse	• 3 Palm Hotels
• Settle Inn
• Americas Best Value Inn
• Canadas Best Value Inn
• Signature and Signature Inn
• Country Hearth Inns & Suites

A summary of our properties as of December 31, 2017, including the approximate number of available rooms, is provided below:

	Company Operated		Franchised		Total Systemwide
	Hotels	Total Available Rooms	Hotels	Total Available Rooms	Hotels	Total Available Rooms
Total	21	4,300	1,061	65,200	1,082	69,500

On October 3, 2017, we completed the sale of certain specified liabilities and substantially all of the assets of our entertainment segment, previously composed of WestCoast Entertainment and TicketsWest, including ticketing agreements and engagement agreements with various entertainment venues, teams and artists located throughout the Western United States. As such, the results of the entertainment segment are reported as discontinued operations, and the assets and liabilities are classified as held for sale for all periods presented in this annual report on Form 10-K. See Notes 17 and 18 for discussion of Discontinued Operations and Assets and Liabilities Held for Sale associated with the transaction.

On October 5, 2017, we announced that we would be marketing for sale 11 of our owned hotels while working to retain franchise agreements on these assets. In February 2018, five of the RL Venture properties were sold for $47.2 million. See Notes 18 and 20 for discussion of Assets Held for Sale and Subsequent Events.

We were incorporated in the state of Washington in April 1978. The Company's corporate headquarters are located in Denver, Colorado, with regional offices in Spokane, Washington, and Coral Springs, Florida.

We are authorized to issue 50 million shares of common stock, par value $0.01 per share, and five million shares of preferred stock, par value $0.01 per share. As of December 31, 2017, there were 23,651,212 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. The board of directors has the authority, without action by the shareholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights of the common stock.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with generally accepted accounting principles in the United States of America (GAAP) and include all accounts and wholly and majority-owned subsidiaries' accounts. All significant inter-company and inter-segment transactions and accounts have been eliminated upon consolidation.

The financial statements encompass the accounts of RLH Corporation and all of its consolidated subsidiaries, including:
Wholly-owned subsidiaries:
•Red Lion Hotels Holdings, Inc.
•Red Lion Hotels Franchising, Inc.
•Red Lion Hotels Canada Franchising, Inc.
•Red Lion Hotels Management, Inc. (RL Management)
•Red Lion Hotels Limited Partnership
•Sleeping Lion, Inc.
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

Restricted Cash

In accordance with our various borrowing arrangements, at December 31, 2017 and 2016 cash of $12.4 million and $9.5 million, respectively, was held primarily as reserves for debt service (interest only), property improvements and other requirements from the lenders.

In our Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, we include restricted cash with cash and cash equivalents when reconciling the beginning and ending balances for each period. The balances included in the Consolidated Statements of Cash Flows for the years ended December 31 are as follows (in thousands):

	2017	2016	2015
Cash and cash equivalents	$32,429	$38,072	$23,898
Restricted cash	12,429	9,537	11,304
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$44,858	$47,609	$35,202

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

The following schedule summarizes the activity in the allowance account for trade accounts receivable for the past three years for continuing operations (in thousands):

	Years Ended December 31,
	2017	2016	2015
Allowance for doubtful accounts, continuing operations
Balance, beginning of year	$944	$657	$303
Additions to allowance	528	358	538
Write-offs, net of recoveries	(36)	(71)	(184)
Balance, end of year	$1,436	$944	$657

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The cost of improvements that extend the life of property and equipment is capitalized. Repairs and maintenance charges are recognized as incurred.

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

We base our calculations of the estimated fair value of an asset group on the income approach or the market approach. The assumptions and methodology utilized for the income approach are the same as those described in the Goodwill and Intangible Assets caption. For the market approach, we use analyses based primarily on market comparables, recent appraisals and assumptions about market capitalization rates, growth rates, and inflation.

Variable Interest Entities

We analyze the investments we make in joint venture entities based on the accounting guidance for variable interest entities or (VIEs). These joint ventures are evaluated to determine whether (1) sufficient equity at risk exists for the legal entity to finance its activities without additional subordinated financial support or, (2) as a group, the holders of the equity investment at risk lack one of the following characteristics (a) the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance or, (b) the obligation to absorb the expected losses of the legal entity or (c) the right to receive expected residual returns of the legal entity, or (3) the voting rights of some equity investors are not proportional to their obligations to absorb the losses or the right to receive benefits and substantially all of the activities either involve or are conducted on behalf of an investor with disproportionately few voting rights. If any one of the above three conditions are met then the joint venture entities are considered to be VIEs.

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

Business Combinations

On the date of acquisition, the assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree are recorded at their fair values. The acquiree's results of operations are also included as of the date of acquisition in our consolidated results. Intangible assets that arise from contractual/legal rights, or are capable of being separated are measured and recorded at fair value, and amortized over the estimated useful life. If practicable, assets acquired and liabilities assumed arising from contingencies are measured and recorded at fair value. If the valuation of any contingent assets or liabilities is not practicable, such assets and liabilities are measured and recorded when it is probable that a gain or loss has occurred and the amount can be reasonably estimated. The residual balance of the purchase price, after fair value allocations to all identified assets and liabilities, represents goodwill. Acquisition-related costs are recognized as incurred. Restructuring costs associated with an acquisition are generally recognized in periods subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and acquired income tax uncertainties, including penalties and interest, after the measurement period are recognized as a component of the provision for income taxes. Our acquisitions may include contingent consideration, which require us to recognize the fair value of the estimated liability at the time of the acquisition. Subsequent changes in the estimate of the amount to be paid under the contingent consideration arrangement are recognized in the Consolidated Statements of Comprehensive Income (Loss). Cash payments for contingent or deferred consideration up to the amount of liability recognized on the acquisition date are classified within cash flows from financing activities within the Consolidated Statements of Cash Flows and any excess is classified as cash flows from operating activities.

Goodwill and Intangible Assets

Goodwill and intangible assets may result from our business acquisitions. Intangible assets may also result from the purchase of assets and intellectual property in a transaction that does not qualify as a business combination. We use estimates, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows, and fair values of the related operations, in determining the value assigned to goodwill and intangible assets. Our finite-lived intangible assets, which include customer contracts and certain brand names that we do not expect to maintain indefinitely, are amortized over their expected useful lives based on estimated discounted cash flows. The remaining brand name and trademark assets are considered indefinite-lived intangible assets and are not subject to amortization. Finite-lived intangible assets are tested for impairment at the asset group level when events or changes in circumstances indicate the carrying value may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually, on October 1, when events or changes in circumstances indicate the asset may be impaired, or at the time when their useful lives are determined to be no longer indefinite.

Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics. The reporting units are aligned with our reporting segments.

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

Other Assets

Other assets primarily consist of key money arrangements with certain of our franchisees and IT system implementation and license costs, for both our franchisees and our company operated hotels. We recognize key money paid in conjunction with entering into long-term franchise agreements as prepaid expenses and amortize the amount paid as a reduction of revenue over the term of the franchise agreements. IT system and implementation costs represents costs incurred to implement and operate RevPak, our proprietary guest management system application and are amortized over the initial term of the software license arrangement or the current license period, as applicable.

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

Deferred Income

In 2003, we sold a hotel to an unrelated party in a sale-operating leaseback transaction. The pre-tax gain on the transaction of approximately $7.0 million was deferred and is being amortized into income over the period of the lease term, which expires in November 2018 and is renewable for three, five-year terms at our option. During 2017, 2016 and 2015, we recognized income of approximately $0.5 million each year for the amortization of the deferred gain. The remaining balances at December 31, 2017 and 2016, were $0.4 million and $0.9 million, respectively.

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

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning, and results of recent operations. At December 31, 2017, a partial valuation allowance, and at December 31, 2016 a full valuation allowance has been recorded to reduce our deferred tax assets to an amount that is more likely than not to be realized. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

•
Entertainment - Online ticketing services, ticketing inventory management systems, promotion of Broadway-style shows and other special events. Where we act as an agent and receive a net fee or commission, revenue is recognized in the period the services are performed. When we are the promoter of an event and are at-risk for the production, revenues and expenses are recognized in the period of the event performance. As the result of the sale of the entertainment business on October 3, 2017, all revenues earned have been classified as discontinued operations for all periods presented.

Indirect taxes, e.g., sales tax, occupancy tax, etc., are recognized on a net basis (excluded from revenues).

Advertising and Promotion

Costs associated with advertising and promotional efforts are generally recognized as incurred. During the years ended December 31, 2017, 2016 and 2015, we incurred approximately $5.6 million, $5.3 million and $4.9 million, respectively, in advertising expense.

Discontinued Operations

When an asset group meets the criteria to be classified as held-for-sale or is disposed of by sale, and the disposal represents a strategic shift that has or will have a major impact on our financial statements, we classify the results of operations as discontinued operations in our Consolidated Statements of Comprehensive Income (Loss) for all periods presented.

On October 3, 2017, we completed the sale of certain specified liabilities and substantially all of the assets of our entertainment segment, previously composed of WestCoast Entertainment and TicketsWest, including ticketing agreements and engagement agreements with various entertainment venues, teams and artists located throughout the Western United States. The transaction represented a strategic shift that had a major impact on our financial statements. In accordance with this strategic shift, the results of the entertainment segment are reported as discontinued operations for all periods presented in this annual report on Form 10-K. See Note 17 for discussion of Discontinued Operations associated with the transaction.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share attributable to RLH Corporation is computed by dividing income (loss) attributable to RLH Corporation by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share attributable to RLH Corporation gives effect to all dilutive potential shares that are outstanding during the period and include outstanding stock options, other outstanding employee equity grants, warrants and amounts contingently issuable in association with the Vantage acquisition contingent consideration, by increasing the weighted-average number of shares outstanding by their effect. See Note 12.

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

New and Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers: Topic 606 (ASC 606), which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and was effective for us on January 1, 2018. We will use the modified retrospective transition method when we adopt ASU 2014-09 in the first quarter of 2018.

We believe that our recognition of room rental and food and beverage sales, base management fees, and ongoing franchise fees, will remain largely unchanged. We currently estimate that the primary effects of ASU 2014-09 and the related ASUs on the Company will be as follows: we expect to recognize franchise application and relicensing fees over the term of the franchise contract rather than at hotel opening or relicensing; we expect to present the amortization of contract acquisition costs we pay to owners, franchisees, and other customers as a reduction of revenue rather than including such costs in operating expense on our Consolidated Statement of Comprehensive Income (Loss); and we expect to capitalize more contract acquisition costs, as some of those costs will now meet the capitalization criteria once we adopt ASU 2014-09. Upon adoption, our financial statements will include expanded disclosures related to contracts with customers. We acquired brands and membership license agreements with our Vantage and Guest House acquisitions.  ASC 606 does not provide clear guidance as to whether obligations related to franchise rights acquired in prior acquisitions should be part of deferred liability related to ongoing performance obligation upon adoption of this standard. We are continuing our assessment of this issue and expect to resolve the matter by the time we file our consolidated financial statements for the period ended March 31, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We have $80.4 million of operating lease obligations as of December 31, 2017 (see Note 9) and upon the adoption of the standard will record an ROU asset and lease liability for present value of these leases, which will have a material impact on the Consolidated Balance Sheet. However, the Consolidated Statement of Comprehensive Income (Loss) recognition of lease expenses is not expected to materially change from the current methodology.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU is designed to improve the accounting for share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment awards are simplified with this ASU, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. ASU 2016-09 will be effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. We adopted ASU 2016-09 effective January 1, 2017 and provided the necessary disclosures beginning with our Form 10-Q for the period ended March 31, 2017. The adoption of ASU 2016-09 did not have a material impact on our financial condition or results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, which will change how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU will replace the current "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For trade and other receivables, held to maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The ASU is effective in the first quarter of 2020. The Company is currently evaluating the effects of this ASU on its financial statements, and such effects have not yet been determined.

The FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments to address diversity in practice for eight specific topics: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. This guidance was effective for us beginning January 1, 2018. As this ASU is clarifying only presentation matters within the statement of cash flows, it is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business (ASU 2017-01), which narrows the definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. If this initial test is not met, a set cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output. ASU 2017-01 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. We will adopt this standard on January 1, 2018, and use this guidance to assess future acquisitions.

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

In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.  The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The guidance was effective for us as of January 1, 2018 in conjunction with our adoption of ASU 2014-09. Entities may use either a full or modified approach to adopt the ASU. We implemented this ASU on a modified retrospective basis and there was no material impact on our financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance was effective on January 1, 2018 for us, and we are applying the amendments prospectively to an award modified on or after the adoption date.

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

Selected financial information is provided below (in thousands):

Year Ended December 31, 2017	Company Operated Hotels	Franchised Hotels	Other	Total
Revenue	$123,100	$48,559	$267	$171,926
Operating expenses:
Segment operating expenses	95,536	34,794	(9)	130,321
Depreciation and amortization	15,020	2,434	1,370	18,824
Other operating expenses, acquisition costs and gains on asset dispositions	4,345	1,529	15,804	21,678
Operating income (loss)	$8,199	$9,802	$(16,898)	$1,103

Capital expenditures	$4,718	$650	$3,103	$8,471
Identifiable assets as of December 31, 2017	$241,659	$70,035	$18,656	$330,350

Year Ended December 31, 2016	Company Operated Hotels	Franchised Hotels	Other	Total
Revenue	$123,589	$24,634	$128	$148,351

Segment operating expenses	97,520	19,315	42	116,877
Depreciation and amortization	14,176	890	1,029	16,095
Other operating expenses, acquisition costs and gains on asset dispositions	2,697	2,113	10,715	15,525
Operating income (loss)	$9,196	$2,316	$(11,658)	$(146)

Capital expenditures	$31,738	$—	$2,972	$34,710
Identifiable assets as of December 31, 2016	$260,583	$66,601	$17,351	$344,535

Year Ended December 31, 2015	Company Operated Hotels	Franchised Hotels	Other	Total
Revenue	$119,773	$12,039	$51	$131,863

Segment operating expenses	95,643	11,233	35	106,911
Depreciation and amortization	11,675	604	781	13,060
Other operating expenses, acquisition costs and gains on asset dispositions	(9,296)	239	8,532	(525)
Operating income (loss)	$21,751	$(37)	$(9,297)	$12,417

Capital expenditures	$46,991	$20	$1,381	$48,392
Identifiable assets as of December 31, 2015	$255,876	$20,180	$11,162	$287,218

4.	Variable Interest Entities

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

RL Venture

In January 2015, we transferred 12 of our wholly-owned hotels into RL Venture, a newly created entity that was initially wholly-owned by us, and immediately sold a 45% ownership stake in RL Venture to Shelbourne Falcon RLHC Hotel Investors LLC (Shelbourne Falcon), an entity that is led by Shelbourne Capital LLC (Shelbourne). Subsequently we disposed of one hotel, Red Lion Hotel Coos Bay, leaving 11 properties owned by RL Venture. We maintain a 55% interest in RL Venture, and the 11 hotels are managed by RL Management, one of our wholly-owned subsidiaries, subject to a management agreement. RL Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RL Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over two of the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne Falcon, which does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our 55% equity interest and management fees. As a result, we consolidate RL Venture. The equity interest owned by Shelbourne Falcon is reflected as a noncontrolling interest in the consolidated financial statements. When ownership changes without a loss of control, GAAP requires the difference between consideration received and the carrying amount of a noncontrolling interest to be recorded in equity. Accordingly, we recognized $12.4 million upon sale of the equity interests as a reduction to RLH Corporation's additional paid in capital.

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

Cash distributions may be made periodically based on calculated distributable income. For the year ended December 31, 2017, RL Venture made cash distributions of $6.8 million, of which we received $3.7 million. For the year ended December 31, 2016, RL Venture made cash distributions of $8.0 million, of which we received $4.4 million.

On October 5, 2017, we announced that we would be marketing for sale the 11 RL Venture owned hotels while working to retain franchise agreements on these assets. In February 2018, five of the RL Venture properties were sold for $47.2 million. See Notes 18 and 20 for discussion of Assets Held for Sale and Subsequent Events.

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

Cash distributions may be made periodically based on calculated distributable income. There were no cash distributions made during the year ended December 31, 2017 or 2016.

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

Cash distributions may be made periodically based on calculated distributable income. There were no cash distributions made during the year ended December 31, 2017 or 2016.

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

Cash distributions may be made periodically based on calculated distributable income. There were no cash distributions made during the year ended December 31, 2017 or 2016.

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

The following unaudited supplemental pro forma results are based on the individual historical results of RLHC and The Quincy Hotel, with adjustments to give effect to the combined operations as if the acquisition had been consummated on January 1, 2015, (in thousands):

Year ended December 31
2015
Revenues	$147,929
Net income attributable to Red Lion Hotels Corporation	3,220

The significant nonrecurring adjustment, net of the estimated tax impact, is the elimination from the supplemental pro forma net income of acquisition costs incurred by RLHC pre-acquisition totaling $0.8 million for the year ended December 31, 2015.

5.	Property and Equipment

Property and equipment used in continuing operations is summarized as follows (in thousands):

	December 31,
	2017	2016
Buildings and equipment (1)	$216,618	$248,132
Furniture and fixtures	29,132	37,743
Landscaping and land improvements	5,104	7,928
	250,854	293,803
Less accumulated depreciation	(118,888)	(130,876)
	131,966	162,927
Land	31,710	43,193
Construction in progress	4,262	4,365
Property and equipment, net	$167,938	$210,485
(1) Capitalized interest included

On October 6, 2016, the sale of the Red Lion Hotel Coos Bay property (the Coos Bay property), in Coos Bay, Oregon (which was included in our company operated hotels segment) was completed for $5.7 million in net proceeds and a gain on sale of $1.5 million. The hotel is now under a franchise license agreement with RL Franchising as a Red Lion Hotel.

On October 5, 2017, we announced that we would be marketing for sale 11 of our owned hotels while working to retain franchise agreements on these assets. See Notes 18 and 20 for discussion of Assets Held for Sale and Subsequent Events.

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

On September 30, 2016 we acquired substantially all of the assets and assumed certain liabilities of Vantage Hospitality Group, Inc. (Vantage), including customer contracts and brand names (see Note 16). The brand names include: Americas Best Value Inn, Canadas Best Value Inn, Lexington Hotels & Inns, America's Best Inns & Suites, Jameson Inns, Country Hearth Inns & Suites, Vantage Hotels, Value Inn Worldwide, Value Hotel Worldwide, 3 Palms Hotels and Resorts and Signature Inn. Based on our purchase price allocation, we allocated $30.0 million to brand names. Based on our intent with the brands acquired, we determined that certain of the brands are indefinite-lived based on our intent to hold and maintain the brands. The total of the purchase price allocated to indefinite-lived brand names was $27.2 million. We also acquired certain brand names that we intend to sunset in the future. The total of the purchase price allocated to finite-lived brand names was $2.8 million. We also allocated $4.1 million of the purchase price to goodwill. During the fourth quarter of 2017 it was determined that one of the indefinite-lived brand names would have a finite life, and the brand name was reclassified to finite-lived. As of December 31, 2017, we have allocated $26.7 million to indefinite-lived brand names, and $3.3 million to finite-lived brand names, with a weighted average remaining useful life of 6.8 years.

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

Certain of our brand names and trademarks are considered to have indefinite lives. We assess goodwill and the other indefinite lived intangible assets for potential impairments annually as of October 1, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets. We did not impair any goodwill or intangible assets during the years ended December 31, 2017, 2016 or 2015.

In connection with the sale of the entertainment business, $3.2 million of goodwill and $6,000 of intangible assets were classified as held for sale at December 31, 2016. See Note 18 for discussion of Assets and Liabilities Held for Sale associated with the transaction.

The following table summarizes the balances of goodwill and other intangible assets (in thousands):

	Years Ended December 31,
	2017	2016
Goodwill	$9,404	$9,404

Intangible assets
Brand name - indefinite lived	$39,160	$39,704
Brand name - finite lived, net	2,814	2,664
Customer contracts, net	8,647	10,352
Trademarks	128	128
Total intangible assets	$50,749	$52,848

Goodwill and other intangible assets attributable to each of our business segments at December 31, 2017 and 2016 were as follows (in thousands):

	Years Ended December 31,
	2017		2016
		Intangible		Intangible
	Goodwill	Assets	Goodwill	Assets
Company operated hotels	$—	$4,660	$—	$4,660
Franchised hotels	9,404	46,089	9,404	48,188
Total	$9,404	$50,749	$9,404	$52,848

The following table summarizes the balances of amortized customer contracts and finite-lived brand names (in thousands):

	Years Ended December 31,
	2017	2016
Customer contracts	$11,673	$11,673
Brand name - finite lived	3,295	2,751
Accumulated amortization	(3,507)	(1,408)
Net carrying amount	$11,461	$13,016

As of December 31, 2017, estimated future amortization expenses related to customer contracts and finite-lived brand names is as follows (in thousands):

Years Ending December 31,	Amount
2018	$1,958
2019	1,730
2020	1,527
2021	1,326
2022	1,163
Thereafter	3,757
Total	$11,461

7.	Long-Term Debt

The current and noncurrent portions of long-term debt as of December 31, 2017 and 2016 are as follows (in thousands):

	Years Ended December 31,
	2017		2016
	Current	Noncurrent	Current	Noncurrent
RL Venture	$40,602	$32,625	$1,375	$69,841
RL Baltimore	13,300	—	—	13,300
RLH Atlanta	9,360	—	40	9,360
RLH DC	332	16,303	54	16,628
Total debt	63,594	48,928	1,469	109,129
Unamortized debt issuance costs	(680)	(445)	—	(2,267)
Long-term debt net of debt issuance costs	$62,914	$48,483	$1,469	$106,862

The collateral for each of the borrowings within the joint venture entities is the assets and proceeds of each respective entity.

RL Venture

In January 2015, RL Venture Holding LLC, a wholly-owned subsidiary of RL Venture, and each of its 12 wholly-owned subsidiaries entered into a loan agreement with Pacific Western Bank, which is secured by the hotels owned by RL Venture. Subsequently we disposed of one hotel, leaving 11 properties owned by RL Venture. The original principal amount of the loan was $53.8 million with an additional $26.2 million to be drawn over a two-year period to cover improvements related to the original12 hotels owned by the subsidiaries. We drew $3.3 million during the year ended December 31, 2017. We repaid $4.9 million of the outstanding debt balance, in accordance with the repayment requirements of the debt agreement, on October 6, 2016 in connection with the sale of the Coos Bay property. At December 31, 2017, there were unamortized debt issuance fees of $0.7 million.

The loan matures in January 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.75%. Monthly principal payments began in January 2017 in an amount that would repay the outstanding principal balance over a 25-year amortization period.

The liabilities of RL Venture, other than its long-term debt, are non-recourse to our general credit and assets. The long-term debt is non-recourse as to RLH Corporation, but several investors in RL Venture, including us, are guarantors regarding completion of certain improvements to the hotels, environmental covenants in the loan agreement, or losses incurred by the lender in the event of a voluntary bankruptcy filing involving RL Venture, any of its subsidiaries or the guarantors. RLH Corporation has no other obligation to provide financial support to RL Venture.

The loan requires us to comply with customary reporting and operating covenants applicable to RL Venture, including requirements relating to debt service loan coverage ratios. It also includes customary events of default. We were in compliance with all financial covenants at December 31, 2017.

On October 5, 2017, we announced that we would be marketing for sale the 11 RL Venture owned hotels while working to retain franchise agreements on these assets. As a result we classified $40.6 million of debt to current. In February 2018, five of the RL Venture properties were sold for $47.2 million. Immediately following the sales of the five hotels, our consolidated subsidiary RL Venture, LLC repaid $38.2 million in principal balance outstanding under its loan agreement with Pacific Western Bank, as required by the terms of the agreement. See Note 20 for further discussion of the sales and associated debt repayment.

RL Baltimore

In April 2015, RL Baltimore obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by the Hotel RL Baltimore Inner Harbor. The initial principal amount of the loan was $10.1 million, and the lender agreed to advance an additional $3.2 million to cover expenses related to improvements to the hotel, which we drew during the year ended December 31, 2015. At December 31, 2017, there were unamortized debt issuance fees of $0.1 million.

The loan matures in May 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.25%. Principal payments of $16,000 per month are required beginning in May 2018 if the extension option is exercised.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RL Baltimore under the loan agreement is generally non-recourse.  However, the lender may obtain a monetary judgment against RL Baltimore if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  RLH Corporation has guaranteed these recourse obligations of RL Baltimore and agreed to customary reporting and operating covenants. We were in compliance with all financial covenants at December 31, 2017.

RLH Atlanta

In September 2015, RLH Atlanta obtained a mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by a hotel adjacent to the Atlanta International Airport, which opened in April 2016 as the Red Lion Hotel Atlanta International Airport. The initial principal amount of the loan was $6.0 million, and the lender has agreed to advance an additional $3.4 million to cover expenses related to improvements to the hotel, which we drew during the first quarter of 2016. At December 31, 2016, the funds on the loan were fully disbursed. At December 31, 2017, there were unamortized debt issuance fees of $0.1 million.

The loan matures in September 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.35%. Monthly principal payments of $10,000 began in September 2017.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RLH Atlanta under the loan agreement is generally non-recourse.  However, the lender may obtain a monetary judgment against RLH Atlanta if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.  RLH Corporation has guaranteed these recourse obligations of RLH Atlanta and agreed to customary reporting and operating covenants. We were in compliance with all financial covenants at December 31, 2017.

RLH DC

In October 2015, RLH DC obtained a new mortgage loan from Pacific Western Bank secured by the Hotel RL Washington DC. The initial principal amount of the loan was $15.2 million, and the lender agreed to advance an additional $2.3 million to cover expenses related to improvements to the hotel. We drew $1.5 million additional funds during the year ended December 31, 2016. At December 31, 2016, the funds on the loan were fully disbursed. At December 31, 2017, there were unamortized debt issuance costs of $0.2 million.

The loan matures in October 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.55%. Monthly principal payments began in November 2017 in an amount that will repay the outstanding principal balance over a 25-year amortization period.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RLH DC under the loan agreement is generally non-recourse.  However, the lender may obtain a monetary judgment against RLH DC if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations. RLH Corporation has guaranteed these recourse obligations of RLH DC and agreed to customary reporting and operating covenants. We were in compliance with all financial covenants at December 31, 2017.
Wells Fargo
In January 2015, in connection with the RL Venture transaction, we repaid the outstanding balance of our Wells Fargo term loan. We recognized a $1.1 million loss on early retirement of debt on the Consolidated Statement of Comprehensive Income (Loss) related to termination fees and write-off of the previously recognized unamortized debt issuance costs.
In January 2015, in connection with the sale of the Bellevue property, we terminated the $10 million revolving credit facility associated with the term loan. There was no outstanding balance on the credit facility at the termination.
Debentures
In December 2015, Red Lion Hotels Capital Trust (the "Trust") redeemed $29.9 million of its issued and outstanding 9.5% Trust Preferred Securities and all $0.9 million of its issued and outstanding 9.5% Trust Common Securities for a total redemption price of $30.8 million. The redemptions occurred concurrently with our redemption of all $30.8 million of our 9.5% Junior Subordinated Debentures due 2044, all of which were held by the Trust. We recognized a $1.7 million loss on early retirement of debt on the

Consolidated Statement of Comprehensive Income (Loss) on the redemptions, primarily as the result of the write off of unamortized prepaid debt costs.
Contractual maturities for long-term debt outstanding at December 31, 2017, for the next five years, are summarized by the year as follows (in thousands):

Years Ending December 31,	Amount
2018	$63,594
2019	48,928
2020	—
2021	—
Thereafter	—
Total	$112,522

8.	Derivative Financial Instruments

We enter into derivative transactions to hedge our exposure to interest rate fluctuations, and not for trading purposes. We manage our floating rate debt using interest rate caps in order to reduce our exposure to the impact of changing interest rates and future cash outflows for interest. We estimate the fair value of our interest rate caps via calculations that use as their basis readily available observable market parameters. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service, which is a Level 2 input. Changes in fair value of these instruments are recognized in interest expense on the Consolidated Statements of Comprehensive Income (Loss). At December 31, 2017 and December 31, 2016, the valuation of the interest rate caps resulted in the recognition of assets with minimal values both individually and in the aggregate, which are included within Other assets, net on the Consolidated Balance Sheets.

Subsidiary	Institution	Original Notional Amount	LIBOR Reference Rate Cap	Expiration
		(In millions)
RL Venture	Commonwealth Bank of Australia	$80.0	4%	January 2018
RL Baltimore	Commonwealth Bank of Australia	$13.3	3%	May 2018
RLH Atlanta	SMBC Capital Markets, Inc.	$9.4	3%	September 2018
RLH DC	Commonwealth Bank of Australia	$17.5	3%	November 2018

The RL Venture interest rate cap expired in January 2018. We were in compliance with all requirements as of December 31, 2017. See Notes 18 and 20 for discussion of Assets Held for Sale and Subsequent Events.

In January 2015, in connection with the early retirement of the Wells Fargo credit facility, we settled and terminated the associated interest rate swap with Wells Fargo. The outstanding notional amount at the time of the termination was approximately $16.2 million. Of the $2.8 million Loss on early retirement of debt on the Consolidated Statements of Comprehensive Income (Loss) $1.2 million resulted from the termination of the credit facility and the swap, including $0.2 million related specifically to the swap.

9.    Operating and Capital Lease Commitments

We have both operating and capital leases in the normal course of business. The operating leases relate to five of our company operated hotel properties and our three administrative offices. We are obligated under capital leases for certain hotel equipment at our company operated hotel locations. The capital leases typically have a five-year term and are recorded in Other accrued liabilities and Deferred income and other long-term liabilities on the Consolidated Balance Sheets. The equipment assets are included within our property and equipment balance and are depreciated over the lease term.

Total future minimum payments due under all current term operating and capital leases at December 31, 2017, are as indicated below (in thousands):

Years Ending December 31,	Total Lease Obligation	Operating Lease Obligation	Capital Lease Obligation
2018	$5,907	$5,315	$592
2019	4,864	4,573	291
2020	4,561	4,294	267
2021	2,930	2,752	178
2022	1,835	1,754	81
Thereafter	61,699	61,699	—
Total	$81,796	$80,387	$1,409

Total rent expense from continuing operations, under leases for the years ended December 31, 2017, 2016 and 2015 was $6.3 million, $5.7 million, and $7.4 million, respectively, which represents the total of amounts shown within Hotel facility and land lease expense, as well as amounts included within Operating expenses for Franchised hotel, General and administrative expenses, and within Discontinued operations on our Consolidated Statements of Comprehensive Income (Loss).

On October 5, 2017, we announced that we would be marketing for sale 11 of our owned hotels while working to retain franchise agreements on these assets. There are $2.7 million of operating leases and $1.2 million of capital leases in the table related to the 11 owned hotels that are being marketed for sale. See Notes 18 and 20 for discussion of Assets Held for Sale and Subsequent Events.

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

Stock Incentive Plans

The 2006 Stock Incentive Plan (2006 Plan) authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The 2006 Plan was approved by our shareholders and allowed awards of 2.0 million shares, subject to adjustments for stock splits, stock dividends and similar events. No further stock option grants or other awards are permitted under the terms of the 2006 Plan.

The 2015 Stock Incentive Plan (2015 Plan) authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The 2015 Plan was approved by our shareholders in 2015 and provided for awards of 1.4 million shares, subject to adjustments for stock splits, stock dividends and similar events. In May 2017, our shareholders approved an amendment to the 2015 Plan to authorize and additional 1.5 million shares, for a total authorized of 2.9 million shares. As of December 31, 2017, there were 1,379,117 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2015 Plan.

Stock based compensation expense reflects the fair value of stock based awards measured at grant date, including an estimated forfeiture rate, and is recognized over the relevant service period. For the years ended December 31, 2017, 2016 and 2015 stock-based compensation expense is as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Stock options	$69	$51	$—
Restricted stock units	2,582	2,135	1,476
Performance stock units	180	—	—
Unrestricted stock awards	434	419	437
Employee Stock Purchase Plan	44	35	19
Total stock-based compensation	$3,309	$2,640	$1,932

Stock Options

Stock options issued are valued based upon the Black-Scholes option pricing model and we recognize this value as an expense over the periods in which the options vest. Use of the Black-Scholes option-pricing model requires that we make certain assumptions, including expected volatility, forfeiture rate, risk-free interest rate, expected dividend yield and expected life of the options, based on historical experience. Volatility is based on historical information with terms consistent with the expected life of the option. The risk free interest rate is based on the quoted daily treasury yield curve rate at the time of grant, with terms consistent with the expected life of the option. In 2016 there were 81,130 shares of stock options granted, and no stock options granted in 2017 or 2015.

Stock option fair value assumptions are as follows for stock options granted for year ended December 31, 2016:

Grant Date	Volatility	Forfeiture Rate	Risk-free Interest Rate	Dividend Yield	Expected Life (Years)
March 28, 2016	61.12%	21.07%	1.37%	—%	5

A summary of stock option activity for the year ended December 31, 2017, is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2017	132,868	$8.91
Options granted	—	—
Options exercised	(23,151)	$8.74
Options forfeited	(18,890)	$12.27
Balance, December 31, 2017	90,827	$8.26
Exercisable, December 31, 2017	29,980	$8.37

Additional information regarding stock options outstanding and exercisable as of December 31, 2017, is presented below.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$8.20	81,130	8.24	2026	$8.20	$134	20,283	$8.20	$33
$8.74	9,697	0.22	2018	$8.74	11	9,697	$8.74	11
	90,827	7.38	2018-2026	$8.26	$145	29,980	$8.37	$44
(1) The aggregate intrinsic value, in thousands, is before applicable income taxes and represents the amount option recipients would have received if all options had been exercised on the last trading day of 2017, based upon our closing stock price of $9.85.

Restricted Stock Units, Shares Issued as Compensation

During 2017, 2016 and 2015, we granted 483,020, 297,989 and 998,883 unvested restricted stock units, respectively, to executive officers and other key employees, which typically vest 25% each year for four years on each anniversary of the grant date. While all of the shares are considered granted, they are not considered issued or outstanding until vested. As of December 31, 2017, 2016 and 2015 there were 1,246,966, 1,036,680 and 1,224,920 unvested restricted stock units outstanding, respectively. Since we began issuing restricted stock units, approximately 21.1% of total restricted stock units granted have been forfeited.

A summary of restricted stock unit activity for the year ended December 31, 2017, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2017	1,036,680	$7.27
Granted	483,020	$7.05
Vested	(153,549)	$6.96
Forfeited	(119,185)	$7.13
Balance, December 31, 2017	1,246,966	$7.23

We issued 153,549 shares of common stock to employees in 2017 as their restricted stock units vested. Under the terms of the 2006 and 2015 plans and upon issuance, we authorized a net settlement of distributable shares to employees after consideration of individual employees' tax withholding obligations, at the election of each employee. The fair value of restricted stock that vested during 2017, 2016 and 2015 was approximately $1.1 million, $1.1 million and $1.0 million, respectively.

During 2017, 2016 and 2015, we recognized approximately $2.6 million, $2.1 million and $1.5 million, respectively, in compensation expense related to these grants, and expect to recognize an additional $5.3 million in compensation expense over the remaining weighted average vesting periods of approximately 28 months.

Performance Stock Units, Shares Issued as Compensation

In May 2017, we granted performance stock units (PSUs) to certain of our executives under the 2015 Plan. These PSUs include both performance vesting conditions and a service vesting condition. The performance vesting conditions are based on (1) an annual earnings goal tied to Adjusted EBITDA, with a 70% weighting, and (2) a goal tied to the number of signed franchise license agreements in the year, with a 30% weighting. Each performance condition has a minimum, a target and a maximum share amount based on the level of attainment of the performance condition. Compensation expense, net of estimated forfeitures, is calculated based on the estimated full year attainment of the performance conditions during the performance period and recognized on a straight-line basis over the performance and service periods. Based on these assumptions, PSU compensation expense recognized in 2017 was $0.2 million. The remaining compensation expense related to PSUs of approximately $0.7 million will be recognized over the next 27 months. The PSUs vest upon achievement of the performance and service conditions, provided participants are employed by RLH Corporation at the end of the service periods. For the PSUs granted in May 2017, the service period ends in March 2020.

A summary of performance stock unit activity for the year ended December 31, 2017, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2017	—	—
Granted	274,882	$6.45
Vested	—	—
Forfeited	(17,906)	$6.45
Balance, December 31, 2017	256,976	$6.45

Unrestricted Stock Awards

Unrestricted stock awards are granted to members of our Board of Directors as part of their compensation. Awards are fully vested and expense is recognized when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of the grant.

The following table summarizes unrestricted stock award activity for the years ended December 31:

	2017	2016	2015
Shares of unrestricted stock granted	55,600	54,864	60,499
Weighted average grant date fair value per share	$7.81	$7.67	$7.18

Employee Stock Purchase Plan

In 2008, we adopted a new employee stock purchase plan (ESPP) upon expiration of our previous plan. Under the ESPP as approved in 2008, 300,000 shares of common stock were authorized for purchase by eligible employees. In May 2017, our shareholders authorized an additional 300,000 shares for a total of 600,000 shares authorized under the ESPP plan. As of December 31, 2017, 344,847 shares were available for grant. Eligible employees may purchase shares of our common stock at a 15% discount through payroll deductions. No employee may purchase more than $25,000 worth of shares, or more than 10,000 total shares, in any calendar year. As allowed under the ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. During 2017, 2016 and 2015, there were 33,925, 29,795 and 22,037 shares, respectively, issued, and approximately $44,000, $35,000 and $19,000 was recognized in compensation expense related to the discount associated with the plan in each year, respectively.

	2017	2016	2015
Shares of stock sold to employees	33,925	29,795	22,037
Weighted average fair value per ESPP award	$6.16	$5.97	$5.03

Warrants

In January 2015, in connection with Shelbourne Falcon’s purchase of equity interests in RL Venture, we issued Shelbourne warrants to purchase 442,533 shares of common stock. The warrants have a five-year term from the date of issuance and a per share exercise price of $6.78. The warrants have been classified as equity due to required share settlement upon exercise. Accordingly, the estimated fair value of the warrants was recognized in additional paid in capital upon issuance, and we do not recognize subsequent changes in fair value in our financial statements. As of December 31, 2017 all warrants were still outstanding.

12.     Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share amounts):

	Year ended December 31,
	2017	2016	2015
Numerator - basic and diluted:
Net income (loss) from continuing operations	$(1,669)	$(6,094)	$3,563
Net (income) loss attributable to noncontrolling interest	2,069	163	(1,297)
Net income (loss) from continuing operations attributable to RLH Corporation	400	(5,931)	2,266
Net income from discontinued operations	181	1,254	453
Net income (loss) attributable to RLH Corporation	$581	$(4,677)	$2,719

Denominator:
Weighted average shares - basic	23,669	20,427	19,983
Weighted average shares - diluted (1)	24,253	20,427	20,200

Earnings (loss) per share - basic
Net income (loss) from continuing operations attributable to RLH Corporation	$0.01	$(0.29)	$0.12
Net income from discontinued operations	$0.01	$0.06	$0.02
Net income (loss) attributable to RLH Corporation	$0.02	$(0.23)	$0.14

Earnings (loss) per share - diluted
Net income (loss) from continuing operations attributable to RLH Corporation	$0.01	$(0.29)	$0.11
Net income from discontinued operations	$0.01	$0.06	$0.02
Net income (loss) attributable to RLH Corporation	$0.02	$(0.23)	$0.13

For the years ended December 31, 2017 and 2016, contingently issuable shares are excluded from the calculation of diluted earnings per share as it would be antidilutive.

The following table presents options to purchase common shares, restricted stock units outstanding, performance stock units outstanding, warrants to purchase common shares and contingently issuable shares included in the earnings per share calculation, as well as the amount excluded from the dilutive earnings per share calculation if they were considered antidilutive, for the years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,
	2017	2016	2015
Stock Options(1)
Dilutive awards outstanding	11,767	—	—
Antidilutive awards outstanding	79,060	132,868	71,676
Total awards outstanding	90,827	132,868	71,676

Restricted Stock Units(2)
Dilutive awards outstanding	524,016	—	179,529
Antidilutive awards outstanding	722,950	1,036,680	1,045,391
Total awards outstanding	1,246,966	1,036,680	1,224,920

Performance Stock Units(3)
Dilutive awards outstanding	—	—	—
Antidilutive awards outstanding	160,610	—	—
Total awards outstanding	160,610	—	—

Warrants(4)
Dilutive awards outstanding	48,594	—	38,187
Antidilutive awards outstanding	393,939	442,533	404,346
Total awards outstanding	442,533	442,533	442,533

Shares for Vantage Contingent Consideration(5)
Dilutive awards outstanding	—	—	—
Antidilutive awards outstanding	483,000	690,000	—
Total awards outstanding	483,000	690,000	—

Total dilutive awards outstanding	584,377	—	217,716
(1) For the year ended December 31, 2017, there were 11,767 stock options considered dilutive. The remaining 79,060 stock options as of December 31, 2017, as well as all of the stock options for the years ended December 31, 2016 and 2015 were anti-dilutive as a result of the RLH Corporation weighted average share price during the reporting periods, in addition to the net loss in 2016.
(2) For the years ended December 31, 2017 and 2015 there were 524,016 and 179,529 restricted stock units considered dilutive. For the year ended December 31, 2016 all restricted stock units were anti-dilutive due to the net loss attributable to RLH Corporation in the reporting period. If we had reported net income for the year ended December 31, 2016 then 512,263 restricted stock units would have been dilutive.
(3) All performance stock units are considered anti-dilutive and are not included in the weighted average diluted shares outstanding until the performance targets have been met. Performance targets relate to total company annual earnings and the number of new franchise agreements signed in 2017.
(4) For the years ended December 31, 2017 and 2015 there were 48,594 and 38,187 warrants considered dilutive. For the year ended December 31, 2016 all warrants were anti-dilutive due to the net loss attributable to RLH Corporation in the reporting period. If we had reported net income for the year ended December 31, 2016 then 49,510 warrants, would have been dilutive.
(5) As part of the Vantage acquisition, up to an additional 690,000 shares could be issued with the one-year and two-year contingent consideration earn outs (see Note 16). These shares are not included in basic shares outstanding until the period the contingency is resolved, which was September 30, 2017 for the 414,000 shares related the year-one contingent consideration earn out. We settled the first portion of contingent consideration due in January 2018 in the amount of (i) $4.0 million cash and (ii) 414,000 shares of the Company's common stock. We may be required to pay additional consideration following September 2018 for the second and final portion of the Vantage contingent consideration in an aggregate amount of up to (i) $3.0 million in cash and (ii) 276,000 shares of the Company’s common stock. For purposes of calculating earnings per share, the income or expense recognized during the period that is related to the changes in the fair value of the share component of the contingent consideration is added back to net income/loss in order to determine if the shares are dilutive. For the years ended December 31, 2017 and 2016, all contingent consideration equity shares were anti-dilutive.

13.	Income Taxes

Major components of the income tax expense from continuing and discontinued operations for the years ended December 31, 2017, 2016 and 2015, are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current:
Federal (benefit) expense	$—	$—	$—
State (benefit) expense	119	63	26
Foreign (benefit) expense	58	—	—
Deferred (benefit) expense	(3,491)	249	59
Income tax (benefit) expense	$(3,314)	$312	$85
Less: tax expense of discontinued operations	1,348	790	278
Income tax (benefit) expense from continuing operations	$(4,662)	$(478)	$(193)

The differences from continuing operations between income taxes expected at the U.S. federal statutory income tax rate of 34 percent and the reported income tax (benefit) expense are summarized as follows (in thousands, except percentages):

	December 31,
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
(Benefit) expense provision at federal statutory rate	$(2,152)	34.0%	$(2,235)	34.0%	$1,145	34.0%
State/foreign tax (benefit) expense	147	-2.3%	70	-1.1%	3	0.1%
Effect of tax credits	(26)	0.4%	10	-0.2%	(152)	-4.5%
Non-controlling interest	703	-11.1%	163	-2.5%	(441)	-13.1%
Impact of change in tax law and rates	393	-6.3%	—	—%	—	—%
Other	109	-1.7%	(468)	7.1%	102	3.0%
Valuation allowance	(3,836)	60.6%	1,982	-30.2%	(850)	-25.2%
Income tax (benefit) expense from continuing operations	$(4,662)	73.6%	$(478)	7.1%	$(193)	-5.7%
On December 22, 2017, the President signed into law H.R. 1 known as the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act). The 2017 Tax Act made significant changes to existing U.S. tax law, most notably a reduction in the top U.S. corporate income tax rate from 34% to 21% effective January 1, 2018. The 2017 Tax Act also imposes a one-time tax on historic deferred foreign income, modifies the future taxation of foreign earnings, repeals the corporate alternative minimum tax, provides for full expensing of qualified purchased assets and limits a company’s use of net interest expense and net operating losses generated on or after January 1, 2018.
RLHC recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118 (SAB 118).
SAB 118 summarizes a three-step process to be applied to each reporting period to account for and qualitatively disclose income tax effects attributable to the enactment of the 2017 Tax Act: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (including subsequent adjustments to those amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with the law prior to the enactment of the 2017 Tax Act.
RLHC does not have any historic deferred foreign income or one-time tax as a result of the 2017 Tax Act.

RLHC measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to reverse. Accordingly, RLH Corporation’s deferred tax assets and liabilities were remeasured to reflect a reasonable estimate of the impact of the tax law and the reduction in the U.S. corporate income tax rate from 34.0% to 21.0%. The provisional tax benefit may be impacted by changes in estimates used (i.e. joint venture and other activities) upon the filing of the 2017 corporate return.

Significant components of the net deferred tax assets and liabilities from continuing operations at December 31, 2017 and 2016, are as follows (in thousands):

	December 31,
	2017		2016
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$—	$726	$—	$1,770
Brand name	—	4,647	—	6,130
Other intangible assets	—	—	—	254
RL Venture	—	1,672	—	2,608
RL Baltimore	—	66	—	110
RLH DC	151	—	170	—
RL Atlanta	—	168	—	34
Gain on sale leaseback	456	—	307	—
Tax credit carryforwards	4,548	—	4,620	—
Federal and state net operating losses	2,869	—	7,097	—
Other	4,902	—	4,698	—
Valuation allowance	(7,866)	—	(11,702)	—
Total	$5,060	$7,279	$5,190	$10,906

At December 31, 2017 and 2016, we had federal gross operating loss carryforwards from continuing operations of approximately $9.1 million and $18.2 million, respectively; state gross operating loss carryforwards from continuing operations of approximately $15.4 million and $18.6 million, respectively; and federal and state tax credit carryforwards from continuing operations of approximately $4.5 million and $4.6 million, respectively. The federal net operating loss carryforwards will expire beginning in 2032, and the state net operating loss carryforwards will expire beginning in 2018; the tax credit carryforwards will begin to expire in 2024.

We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Due to changes in the tax laws associated with the enactment of the 2017 Tax Act, RLH Corporation has determined that a full valuation allowance is no longer required. Therefore as of December 31, 2017, the total valuation allowance of $7.9 million has been recorded to reduce deferred tax assets to an amount that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as forecasted taxable income and our projections for growth. Should we determine we will be able to realize additional deferred tax assets, the tax benefits relating to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

A summary of our valuation allowance activity as it relates to continuing operations for the years ended December 31 is as follows (in thousands):

Valuation Allowance(1)
Balances, January 1, 2015	$4,916
Increase during period	2,960
Balances, December 31, 2015	7,876
Increase during period	3,826
Balances, December 31, 2016	11,702
Decrease during period	(3,836)
Balances, December 31, 2017	$7,866
(1)  The change in the valuation allowance shown in this table does not correspond to the annual valuation allowance amounts shown in the rate reconciliation table for the years 2015 and 2016 due to items required to be recognized through equity.

We classify any interest expense and penalties related to tax positions and any interest income on tax overpayments as components of income tax expense.

We recognize the financial statement effect of a tax position when it is more likely than not to be sustained on the basis of its technical merits. We have no material uncertain tax positions at December 31, 2017 and 2016, and do not anticipate a significant change in any unrecognized tax benefits over the next twelve months. Accordingly, we have not provided for any unrecognized tax benefits or related interest and penalties. We account for penalties and interest related to unrecognized tax benefits as a component of income tax expense. With limited exception, we are no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for years prior to 2013. Additionally, the year 2012 is subject to examination, to the extent that net operating loss and income tax credit carryforwards from that year were utilized in 2014 and later years.

14.	Fair Value

Applicable accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). We measure our assets and liabilities using inputs from the Level 1, Level 2 and Level 3 of the fair value hierarchy.

Estimated fair values of financial instruments (in thousands) are shown in the table below. We estimate the fair value of our notes receivable using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. We estimate the fair value of our long-term debt and capital lease obligations using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. The fair values provided below are not necessarily indicative of the amounts we or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration. Cash, Restricted Cash and Accounts Receivable carrying values approximate fair value due to the short-term nature of these items.

	December 31,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$1,098	$1,098	$1,295	$1,295
Financial liabilities:
Total debt	$112,522	$112,117	$110,598	$107,858
Total capital lease obligations	1,409	1,409	1,147	1,147

15. Related Party Transactions

All four of our joint ventures - RL Venture, RLS Atla Venture, RLS Balt Venture and RLS DC Venture - have agreed to pay to Shelbourne an investor relations fee each month equal to 0.50% of its total aggregate revenue. Shelbourne is the entity that leads Shelbourne Falcon, Shelbourne Falcon II, Shelbourne Falcon III and Shelbourne Falcon IV, the minority interest holder in these joint ventures. The amount Shelbourne Capital earned from all four joint ventures during the year ended December 31, 2017 and 2016 totaled $435,000 and $423,000, respectively. Columbia Pacific Opportunity Fund, LP, one of our largest shareholders, is an investor in Shelbourne Falcon, our minority partner in RL Venture. For the years ended December 31, 2017 and 2016 Shelbourne Capital earned $366,000 from RL Venture in each period.

RL Venture agreed to pay CPA Development, LLC, an affiliate of Columbia Pacific Opportunity Fund, LP, a construction management fee of $200,000 related to the renovation projects. RL Venture paid $78,000 and $122,000 for the construction management fee during the year ended December 31, 2016 and 2015, respectively. The commitment was fully satisfied at the end of 2016.

In May 2015, we entered into a management agreement with the owner (the LLC entity) of Red Lion Hotel Woodlake Conference Center Sacramento. A member of our board of directors is a 50% owner of the entity that serves as the manager member of the LLC entity. During the year ended December 31, 2016, we recognized management fee and brand marketing fee revenue from the LLC entity of $107,000. On December 12, 2016 the LLC permanently closed the Red Lion Hotel Woodlake.

Effective March 2016, our wholly owned subsidiary, RL Management entered into a one-year contract to manage the Hudson Valley Resort and Spa, a hotel located in Kerhonkson, New York. Following the initial one-year term, we continue to manage the property on a month-to-month basis. The hotel is owned by HNA Hudson Valley Resort & Training Center LLC, an affiliate of HNA RLH Investments LLC, one of our largest shareholders, and is controlled by HNA Group North America LLC, for which Enrico Marini Fichera, one of our directors, serves as the Head of Investments. Under that contract, our subsidiary is entitled to a monthly management fee equal to $8,333 or three percent of the hotel’s gross operating revenues, whichever is greater. During the year ended December 31, 2017 and 2016, we recognized management fee revenue from HNA Hudson Valley Resort & Training Center LLC of $110,000 and $87,000, respectively.

The total amounts receivable from related parties, primarily related to hotel management agreements, were $1.5 million and $1.9 million at December 31, 2017 and 2016, and are classified within Accounts receivable from related parties on our Consolidated Balance Sheets.

On September 30, 2016, we completed our acquisition of the operating assets and assumption of certain liabilities (the Assets) relating to specified hotel brands and brand extensions from Thirty-Eight Street, Inc. (TESI), Vantage Hospitality Group, Inc. (Vantage Hospitality) and certain other parties, pursuant to an Asset Purchase Agreement dated September 13, 2016 (the Purchase Agreement). The Assets were acquired for $22.6 million in cash, after the working capital adjustment, and the issuance of 690,000 shares of the Company’s common stock. Of the cash consideration, $10.3 million (less approximately $250,000 that was placed into an indemnity escrow account) was paid to Vantage Hospitality, and the balance of $12.3 million was paid to TESI. The 690,000 shares of the Company’s common stock were issued to TESI. In connection with the acquisition of the Assets, our board appointed Bernard T. Moyle, as our Executive Vice President and Chief Operating Officer and Roger J. Bloss as our Executive Vice President and President of Global Development.

We have been informed that each of Messrs. Bloss and Moyle holds 50% of the outstanding common shares of TESI. Pursuant to the Purchase Agreement’s post-closing contingent consideration provisions, upon the achievement of certain performance measures as of the first anniversary of the closing date, additional consideration was to be paid to TESI in an aggregate amount of (i) $4.0 million in cash and (ii) 414,000 shares of the Company’s common stock (the First Earn-out Payment). TESI is also entitled to earn additional consideration if certain performance measures have been met as of the second anniversary of the closing date in an aggregate amount of up to (i) $3.0 million in cash and (ii) 276,000 shares of the Company’s common stock (the Second Earn-out Payment). The minimum cash payout at each of the first anniversary and the second anniversary is $1.0 million. As a result, the approximate dollar value of each of their interests in the $4.0 million of cash consideration paid to or for the account of TESI in 2018 with respect to the First Earn-out is $2 million. Each of them also has an interest in the Second Earn-out Payment. If paid, the approximate dollar value of each of their interests in the Second Earn-out Payment would be $1.5 million of cash consideration and $1.4 million in stock (based upon the $9.85 closing sale price for the Company’s common stock as of December 29, 2017). All of the amounts disclosed in this paragraph assume that the dollar values of the interests of Messrs. Bloss and Moyle are equal to their percentage ownership of the common shares of TESI times the consideration being paid. There may be liabilities of TESI or other factors that could result in the actual monetary benefit derived by each of Messrs. Bloss and Moyle from the consideration payable to TESI being more or less than the amounts disclosed.

In January 2018, we settled the first portion (Year 1) of contingent consideration in the amount of $7.6 million, including (i) $4.0 million in cash and (ii) 414,000 shares of the Company's common stock, valued at $3.6 million based on the closing price of $8.65 per share on September 30, 2017. We may be required to pay additional consideration following September 2018 for the second and final portion of the Vantage contingent consideration in an aggregate amount of up to (i) $3.0 million in cash and (ii) 276,000 shares of the Company’s common stock. As of December 31, 2017, the estimated fair value of the remaining contingent consideration (Year 2) is $5.3 million.

In connection with the acquisition of the Assets from Vantage Hospitality and TESI, we entered into a transition services agreement with Vantage Hospitality, under which we provided accounting and transition services on behalf of Vantage Hospitality and TESI from October 1, 2016 through June 30, 2017. Vantage Hospitality was billed $80,000 for these services in 2017.

Messrs. Bloss and Moyle each additionally indirectly own a 5.7% equity interest in a limited liability company that owns the Lexington Hotel and Conference Center in Jacksonville, Florida. During 2017, the Company billed the property approximately $211,000 for franchise fees and related services, including royalty and marketing. This hotel, along with the Lexington Inn & Suites, Daytona Beach and the ABVI Las Vegas, are managed by Cal-Vegas, Ltd. (Cal-Vegas), of which TESI (owned by Messrs. Bloss and Moyle) is the General Partner and holds a 2% general partner interest, and Mr. Moyle serves as the Chief Operating Officer and Chief Financial Officer. The Company and Cal-Vegas are not parties to any agreement with respect to these properties, as the management contracts are between Cal-Vegas and the Company’s franchisees, who are unrelated third parties. Cal-Vegas, Ltd. is also the lessee of the ABVI Las Vegas hotel. Franchise fees billed by the Company to each of these properties in 2017 were as follows: Lexington Inn & Suites, Daytona Beach, $77,000, and ABVI Las Vegas, $2,000.

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

The acquisition was funded at closing with $22.6 million of cash on hand, of which $10.3 million was paid to Vantage and $12.3 million was paid to TESI and 690,000 shares of RLH Corporation stock paid to TESI, which was valued at $5.8 million, based on the closing price of RLH Corporation stock of $8.34 on the close date. The total purchase price was $40.2 million, which included the estimated fair value of $0.9 million for the assumption of an obligation related to a previous business acquisition of Vantage and the fair value of $10.9 million of primarily contingent consideration, the total of which will be paid to TESI at the first and second anniversaries of the close date, based on the attainment of certain performance criteria. A minimum of $2 million of the additional consideration is not contingent and is required to be paid in equal amounts at the first and second anniversaries of the close date. Payment of the contingent consideration is dependent on the retention of Vantage properties under franchise or membership license agreements, as determined by the room count at the first and second year anniversary dates when compared with the room count at the close date, as follows:

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

The contingent consideration is measured at each anniversary date independent of the other measurement period and is recorded as a liability due to the expected payment of cash and a variable number of shares. Changes in the obligation are recognized within acquisition and integration costs in the Consolidated Statements of Comprehensive Income (Loss). At each reporting period, we are required to assess the fair value of the liability and record any changes in fair value in our Consolidated Statements of Comprehensive Income (Loss). For the fourth quarter of 2016, we recognized $340,000 in expense associated with our updated assessment. In 2017, we recognized $1.4 million in expense associated with our updated assessment, including $0.9 million of expense related to the change in fair value of the share component of the contingent consideration (classified within Acquisition and integration costs on our Consolidated Statements of Comprehensive Income (Loss)), as the result of the $1.50 per share increase in our stock price as well as a change in probability from December 31, 2016 to December 31, 2017.

Following the closing of the acquisition Roger J. Bloss and Bernard T. Moyle were appointed to executive management positions at RLH Corporation, and Messrs. Bloss and Moyle also have ownership interests in TESI. Therefore, the contingent consideration obligations are classified as related party liabilities within our Consolidated Balance Sheets.

In January 2018, we settled the first portion (Year 1) of contingent consideration in the amount of $7.6 million, including (i) $4.0 million in cash and (ii) 414,000 shares of the Company's common stock, valued at $3.6 million based on the closing price of $8.65 per share on September 30, 2017. This amount was reclassified from Contingent consideration from acquisition due to related party, due within one year on the consolidated balance sheet to equity on the consolidated balance sheet on the date that the contingency related to the shares was resolved which was September 30, 2017. We may be required to pay additional consideration following September 2018 for the second and final portion of the Vantage contingent consideration in an aggregate amount of up to (i) $3.0 million in cash and (ii) 276,000 shares of the Company’s common stock. As of December 31, 2017, the estimated fair value of the remaining contingent consideration (Year 2) is $5.3 million. At December 31, 2016, the full contingent consideration was valued at $11.2 million.

The acquisition of Vantage was treated as a business combination under U.S. GAAP. The following reflects our allocation of the final purchase price as of September 30, 2016 (in thousands):

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

At the date of acquisition, we recognized finite-lived intangible assets for four of the brand names acquired from Vantage. We may sell franchises under these brands over the next year, but we then intend to sunset the brands and transition the properties within these brands to other of the RLH Corporation brands. Subsequent to the acquisition, in 2017, we determined that one additional brand name would have a finite-life and $0.5 million was moved from indefinite-lived brand names to finite-lived brand names.

At the time of acquisition we recognized $4.1 million of goodwill as the result of the acquisition, recorded within our franchise reporting segment. A significant portion of the goodwill is the result of deferred tax liabilities recognized for the indefinite-lived intangible assets. The goodwill amount is deductible for tax purposes.

Further, we valued the assembled workforce in order to value the other intangible assets, but we did not recognize the assembled workforce value as a separate asset. It is included as part of goodwill.

The following table presents the revenues and earnings from Vantage's operations that are included in our 2016 Consolidated Statements of Comprehensive Income (Loss):

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

We recognized acquisition and integration related expenses of $1.5 million, $2.1 million and $0.8 million during the years ended December 31, 2017, 2016 and 2015, respectively and they are included within Acquisition and integration costs on our Consolidated Statements of Comprehensive Income (Loss).

17.     Discontinued Operations

On October 3, 2017, we completed the sale of certain specified liabilities and substantially all of the assets of our entertainment segment, previously composed of WestCoast Entertainment and TicketsWest, including ticketing agreements and engagement agreements with various entertainment venues, teams and artists located throughout the Western United States. The transaction represented a strategic shift that had a major impact on our financial statements. This was considered to be a strategic shift as we chose to exit the business segment entirely and focus on our growing franchise segment. In accordance with this strategic shift, the results of the entertainment business are reported as discontinued operations, and the assets and liabilities are classified as held for sale for all periods presented in this annual report on Form 10-K. We recognized a loss on sale of $0.2 million, net of tax of $1.1 million, in the fourth quarter of 2017, based on cash proceeds of $6.0 million, less estimated transaction costs of $0.7 million, and $4.4 million of net assets.

The following summarizes the results of the entertainment segment included in the Consolidated Statements of Comprehensive Income (Loss) as discontinued operations (in thousands).

	Years Ended December 31,
	2017	2016	2015
Entertainment revenue	$9,125	$15,719	$11,057
Operating expenses:
Entertainment	8,412	13,635	10,118
Other	—	—	—
Depreciation and amortization	64	186	255
Gain on asset dispositions, net	3	(1)	—
Total operating expenses	8,479	13,820	10,373
Operating income (loss)	646	1,899	684
Interest expense	—	(12)	—
Total other income (expense)	—	157	47
Income tax benefit	221	790	278
Income from discontinued operations	$425	$1,254	$453

The following table represents the cash flow items associated with discontinued operations of the entertainment segment for the years ended December 31, 2017, 2016 and 2015 (in thousands).

	Years Ended December 31,
	2017	2016	2015
Depreciation and amortization	$64	$186	$255
Capital expenditures	$101	$104	$20

See Note 18 for discussion of Assets and Liabilities Held for Sale associated with the sale of our entertainment business.

18.     Assets and Related Liabilities Held for Sale

RL Venture Hotels

On October 5, 2017, we announced that we would be marketing for sale 11 of our owned hotels while working to retain franchise agreements on these assets. This is consistent with our previously stated business strategy to focus on moving towards operations as primarily a franchise company. The properties are all within the RL Venture LLC joint venture.

Based on RLH Corporation and RL Venture LLC joint venture approval of non-binding letters of intent (LOIs) or approval to negotiate LOIs under proposed terms, we classified the following six properties as held for sale at December 31, 2017 :

1.	Red Lion Inn & Suites Bend, Oregon

2.	Red Lion Hotel Richland Hanford House, Washington

3.	Red Lion Hotel Redding, California

4.	Red Lion Hotel Eureka, California

5.	Red Lion Hotel Boise Downtowner, Idaho

6.	Red Lion Templin’s Hotel on the River, Post Falls, Idaho

The following table presents the assets of the Hotel business segment included in the Consolidated Balance Sheet as Assets held for sale at December 31, 2017 (in thousands):

December 31, 2017
Inventories	$156
Property and equipment, net	34,143
Other assets, net	60
Assets held for sale	$34,359

The results of operations of the six properties in Assets Held for Sale at December 31, 2017, are not considered to be discontinued operations as the prospective sales are not considered a strategic shift due to the significance of the remaining hotel operations. The following table presents the financial results of these assets (in thousands):

	Years Ended December 31,
	2017	2016	2015
Pre-tax income (loss)	$(253)	$431	$246
Net (income) loss attributable to noncontrolling interest	114	(194)	(213)
Net income (loss) attributable to RLHC	$(139)	$237	$33

After year end, based on the status of contractual sale arrangements, the hotel located in Pasco, Washington, became classified as held for sale.  The Pasco hotel sale closed in February 2018.  See Note 20 for discussion of the sales and associated debt repayments subsequent to December 31, 2017.

Entertainment

On October 3, 2017, we completed the sale of certain specified liabilities and substantially all of the assets of our entertainment segment, previously composed of WestCoast Entertainment and TicketsWest. As such, the results of the entertainment business are reported as discontinued operations, and the assets and liabilities are classified as held for sale for all periods presented in this annual report on Form 10-K. We recognized a loss on sale of $0.2 million net of tax of $1.1 million in the fourth quarter of 2017, based on cash proceeds of $6.0 million, less estimated transaction costs of $0.7 million, and $4.4 million of net assets.

The following table presents the assets and liabilities of the entertainment segment included in the Consolidated Balance Sheet as Assets held for sale and Liabilities held for sale at December 31, 2016 (in thousands):

December 31, 2016
Accounts receivable, net	$1,656
Inventories	51
Prepaid expenses and other	247
Property and equipment, net	247
Goodwill	3,162
Intangible assets, net	6
Other assets, net	216
Assets held for sale	$5,585

December 31, 2016
Accounts payable	$203
Accrued payroll and related benefits	210
Accrued entertainment liabilities	11,334
Other accrued liabilities	—
Deferred income and other long-term liabilities	273
Liabilities held for sale	$12,020

See Note 17 for discussion of Discontinued Operations associated with the entertainment transaction.

19.	Parent Company Financial Statements

RED LION HOTELS CORPORATION
CONDENSED BALANCE SHEETS
(Parent Company Only)
December 31, 2017 and 2016

	2017	2016
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$25,942	$32,936
Restricted cash	103	326
Accounts receivable, net	25,233	16,017
Accounts receivable from related parties	1,520	1,865
Notes receivable, net	1,098	1,295
Inventories	167	148
Prepaid expenses and other	3,887	3,238
Assets held for sale	—	5,585
Total current assets	57,950	61,410
Investment in subsidiaries	40,129	42,875
Property and equipment, net	30,627	30,876
Goodwill	9,404	9,404
Intangible assets, net	50,749	52,848
Other assets, net	1,801	1,345
Total assets	$190,660	$198,758
LIABILITIES
Current liabilities:
Accounts payable	$7,597	$6,212
Accrued payroll and related benefits	6,005	4,415
Liabilities held for sale	—	12,020
Other accrued liabilities	1,909	2,407
Contingent consideration for acquisition due to related party, due within one year	9,289	6,768
Total current liabilities	24,800	31,822
Contingent consideration for acquisition due to related party, due after one year	—	4,432
Deferred income and other long term liabilities	782	1,452
Deferred income taxes	2,219	5,716
Total liabilities	27,801	43,422
Commitments and contingencies
STOCKHOLDERS’ EQUITY
RLH Corporation stockholders' equity
Preferred stock	—	—
Common stock	237	234
Additional paid-in capital, common stock	178,028	171,089
Accumulated deficit	(15,406)	(15,987)
Total stockholders’ equity	162,859	155,336
Total liabilities and stockholders’ equity	$190,660	$198,758
The accompanying notes are an integral part of these condensed financial statements.

RED LION HOTELS CORPORATION
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Parent Company Only)
For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(In thousands)
Revenue:
Company operated hotels	$37,737	$37,751	$44,778
Other revenues from managed properties	33,596	36,546	28,847
Franchised hotels	48,559	24,634	12,039
Other	267	128	51
Total revenues	120,159	99,059	85,715
Operating expenses:
Company operated hotels	26,322	27,345	34,965
Other costs from managed properties	33,596	36,546	28,847
Franchised hotels	34,794	19,315	11,233
Other	(9)	42	35
Depreciation and amortization	6,679	4,790	4,832
Hotel facility and land lease	3,770	3,704	6,335
Gain on asset dispositions, net	(455)	(856)	(17,838)
General and administrative expenses	15,792	11,109	9,819
Acquisition and integration costs	1,529	2,112	—
Total operating expenses	122,018	104,107	78,228
Operating income (loss)	(1,859)	(5,048)	7,487
Other income (expense):
Interest expense	(5)	(100)	(2,882)
Loss on early retirement of debt	—	—	(2,847)
Equity in income of subsidiaries	(3,150)	(1,367)	(496)
Other income (loss), net	752	106	811
Total other income (expense)	(2,403)	(1,361)	(5,414)
Income (loss) from continuing operations before taxes	(4,262)	(6,409)	2,073
Income tax expense (benefit)	(4,662)	(478)	(193)
Net income (loss) from continuing operations	400	(5,931)	2,266
Discontinued operations:
Income (loss) from discontinued business units, net of income tax expense	425	1,254	453
Gain (loss) on sale of business unit, net of income tax expense	(244)	—	—
Net income (loss) from discontinued operations	181	1,254	453
Net income (loss) and comprehensive income (loss)	$581	$(4,677)	$2,719
The accompanying notes are an integral part of these condensed financial statements.

RED LION HOTELS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Only)
For the Years Ended December 31, 2017, 2016, and 2015

	2017	2016	2015
	(In thousands)
Operating activities:
Net income (loss)	$581	$(4,677)	$2,719
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,735	4,968	5,087
Amortization of debt issuance costs	—	—	8
(Gain) loss on disposition of property, equipment and other assets, net	(455)	(857)	(17,841)
Loss on early retirement of debt	—	—	2,763
Loss on sale of entertainment business	244	—	—
Deferred income taxes	(3,497)	288	59
Equity in investments	2,760	1,356	551
Stock based compensation expense	3,309	2,640	1,932
Provision for doubtful accounts	496	429	618
Fair value adjustments to contingent consideration	1,670	339	—
Change in current assets and liabilities, net of business acquired:
Accounts receivable	(12,167)	(9,500)	(3,028)
Notes receivable	(88)	(110)	(167)
Inventories	(51)	24	304
Prepaid expenses and other	(1,050)	(2,224)	744
Accounts payable	1,817	3,751	(820)
Other accrued liabilities	898	151	2,761
Net cash provided by (used in) operating activities	1,202	(3,422)	(4,310)
Investing activities:
Capital expenditures	(4,870)	(3,512)	(3,921)
Acquisition of Vantage Hospitality	—	(22,603)	—
Purchase of GuestHouse International assets	—	—	(8,856)
Purchases of interests in investments in joint venture entities	(950)	—	(18,049)
Sales of interests in investments to joint venture partners	—	—	80,734
Distributions from investments in joint ventures	3,736	4,393	3,224
Proceeds from disposition of property and equipment	(6,672)	400	38,679
Proceeds from redemption of trust common securities	—	—	909
Collection of notes receivable related to property sales	694	2,309	3,509
Advances on notes receivable	(409)	(943)	(652)
Purchases of short-term investments	—	—	(18,720)
Proceeds from sales of short-term investments	—	18,085	635
Other, net	—	77	28
Net cash provided by (used in) investing activities	(8,471)	(1,794)	77,520
Financing activities:
Repayment of long-term debt	—	—	(30,528)
Repayment of debentures to Red Lion Hotels Capital Trust	—	—	(30,825)
Debt issuance costs	—	—	—
Proceeds from sale of interests in joint ventures	—	3,218	—
Stock-based compensation awards cancelled to settle employee tax withholding	(346)	(353)	(347)
Proceeds from common stock offering, net	(15)	18,460	—
Other, net	413	155	137
Net cash provided by (used in) financing activities	52	21,480	(61,563)
Change in cash, cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,217)	16,264	11,647
Cash, cash equivalents and restricted cash at beginning of year	33,262	16,998	5,351
Cash, cash equivalents and restricted cash at end of year	$26,045	$33,262	$16,998
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
•Sleeping Lion, Inc.
Joint venture entities:
•RL Venture LLC
•RLS Atla Venture LLC
•RLS Balt Venture LLC

•	RLS DC Venture LLC
Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted since this information is included in the Company’s consolidated financial statements included elsewhere in this annual report on Form 10-K.

Restricted Cash

In our Condensed Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, we include restricted cash with cash and cash equivalents when reconciling the beginning and ending balances for each period. The balances included in the Condensed Statements of Cash Flows for the years ended December 31 are as follows (in thousands):

	2017	2016	2015
Cash and cash equivalents	$25,942	$32,936	$16,672
Restricted cash	103	326	326
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$26,045	$33,262	$16,998

B.	Commitments and Contingencies

At any given time we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a materially adverse effect on our consolidated financial position or net cash flow.

Total future minimum payments due under all current term operating and capital leases at December 31, 2017, are as indicated below (in thousands):

Year Ending December 31,	Total Lease Obligation	Operating Lease Obligation	Capital Lease Obligation
2018	$4,309	$4,280	$29
2019	3,551	3,537	14
2020	3,274	3,259	15
2021	1,723	1,711	12
2022	716	712	4
Thereafter	3,374	3,374	—
Total	$16,947	$16,873	$74

20. Subsequent Events

On February 21, 2018, RL Redding, LLC and RL Eureka, LLC completed the sales of Red Lion Hotel in Redding, California and Red Lion Hotel in Eureka, California. The sale price for the two hotels was $17.3 million, which was paid in cash at closing. At closing, each purchaser entered into a franchise agreement with Red Lion Hotels Franchising, Inc., a wholly owned subsidiary of Red Lion Hotels Corporation (RL Franchising), and will continue to operate the hotels under the Red Lion brand. The franchise agreements provide for a 20-year term and the payment of monthly royalty and program fees set at a percentage of the hotel’s gross room revenue. Either party may terminate the franchise agreement without penalty on the 5th or 10th anniversary of the hotel’s opening date, by providing at least 180 days’ notice of termination. Termination of the franchise agreements by RL Franchising upon default of the franchisee, or termination of the agreement by the franchisee without cause, will require the franchisee to pay a termination fee.

On February 28, 2018, RL Pasco, LLC completed the sale of the Red Lion Hotel in Pasco, Washington. The sale price for the hotel was $13.1 million, which was paid in cash at closing. At closing, the purchaser entered into a franchise agreement with RL Franchising, and will continue to operate the Pasco hotel under the Red Lion brand. The franchise agreement provides for a 20-year term and the payment of monthly royalty and program fees set at a percentage of the hotel’s gross room revenue. Either party may terminate the franchise agreement without penalty on the 10th anniversary of the hotel’s opening date, by providing at least 180 days’ notice of termination. Termination of the franchise agreements by RL Franchising upon default of the franchisee, or termination of the agreement by the franchisee without cause, will require the franchisee to pay a termination fee.

Also on February 28, 2018, RL Boise, LLC completed the sale of the Red Lion Hotel in Boise, Idaho and the Red Lion Hotel in Richland, Washington. The sale price for the two hotels was$16.8 million, which was paid in cash at closing. At closing, each purchaser entered into a franchise agreement with RL Franchising and will continue to operate the hotels under the Red Lion brand. The franchise agreements each provide for a 20-year term and the payment of monthly royalty and program fees set at a percentage of the hotel’s gross room revenue. Either party may terminate the franchise agreement without penalty on the 5th or 10th anniversary of the hotel’s opening date, by providing at least 180 days’ notice of termination. Termination of the franchise agreements by RL Franchising upon default of the franchisee, or termination of the agreement by the franchisee without cause, will require the franchisee to pay a termination fee.

The estimated gain from the sale of the five hotels is $14.2 million. Immediately following the sales of the five hotels, our consolidated subsidiary RL Venture, LLC repaid $38.2 million in principal balance outstanding under its loan agreement with Pacific Western Bank, as required by the terms of the agreement.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2017 because of material weaknesses in our internal control over financial reporting, described in Management's Annual Report on Internal Control Over Financial Reporting below.

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

A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We identified material weaknesses in each of the following areas: Control Environment, Risk Assessment, Monitoring and Financial Closing and Reporting.

In particular, controls related to the following were not designed to operate effectively:

Control Environment

·	We did not maintain a sufficient complement of personnel with the appropriate knowledge, experience and/or training in application of GAAP commensurate with our financial reporting requirements.

·	We did not maintain adequate qualified personnel with regard to certain significant complex transactions and technical accounting matters.

Risk Assessment

·
We did not design and maintain internal controls that were effective in identifying, assessing and addressing risks that significantly impact the financial statements or the effectiveness of the internal controls over financial reporting. We did not modify our controls to sufficiently address changes in risks of material misstatement as a result of changes in our operations, organizational structure and operating environment, specifically the expansion of activities related to recent acquisitions.

Monitoring

·
We did not design and maintain effective monitoring of compliance with established accounting policies, procedures and controls. This weakness included the failure to design and operate effective procedures and controls whose purpose is to evaluate and monitor effectiveness of the individual control activities.

Financial Closing and Reporting

·	We did not design and maintain effective controls over the financial closing and reporting process with sufficient precision to mitigate a potential material misstatement.

These deficiencies are pervasive in nature and create a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected on a timely basis. Accordingly, based on our evaluation under the 2013 COSO framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2017.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

We are currently in the process of implementing our remediation plans. To date, we have implemented and are continuing to implement a number of measures to address the material weaknesses identified.

We will engage a third-party provider to help us assess and improve our internal controls for complying with the Sarbanes-Oxley Act. The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. In addition, we are hiring a Chief Accounting Officer with appropriate experience applying GAAP technical accounting guidance, and we have or are in the process of hiring additional accounting personnel.

We are also designing additional controls around identification, documentation and application of technical accounting guidance with particular emphasis on events outside the ordinary course of business. These controls are expected to include the implementation of additional supervision and review activities by qualified personnel, the preparation of formal accounting memoranda to support our conclusions on technical accounting matters, and the development and use of checklists and research tools to assist in compliance with GAAP with regard to complex accounting issues.

As we continue to evaluate and take actions to improve our internal control over financial reporting and the monitoring of those internal controls, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above.

We believe these measures will remediate the control deficiency identified above and will strengthen our internal control over financial reporting. We will test the ongoing operating effectiveness of the new controls subsequent to implementation, and consider the material weakness remediated after the applicable remedial controls operate effectively for a sufficient period of time. This material weakness did not have an impact on the financial results reported for 2017 or prior years.

BDO USA, LLP, our independent registered public accounting firm, has included an attestation report on our internal control over financial reporting, which appears below.
Changes in Internal Control Over Financial Reporting
In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our applications and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient applications, automating manual processes, or implementing necessary oversight and approval processes for new businesses. Other than the material weaknesses described above, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Red Lion Hotels Corporation
Denver, Colorado

Opinion on Internal Control over Financial Reporting

We have audited Red Lion Hotels Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 , and the related notes (collectively referred to as “the consolidated financial statements”) and our report dated April 2, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: an ineffective control environment, ineffective risk assessment, ineffective monitoring controls and ineffective controls over financial closing and reporting. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated April 2, 2018 on those consolidated financial statements.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP
Spokane, Washington
April 2, 2018

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Name	Age	Position
Gregory T. Mount	57	President and Chief Executive Officer
Douglas L. Ludwig	64	Executive Vice President, Chief Financial Officer, Treasurer
Roger J. Bloss	61	Executive Vice President, President of Global Development
Bernard T. Moyle	59	Executive Vice President, Chief Operating Officer
Harry G. Sladich	56	Executive Vice President, Franchise Operations and Global Sales
William J. Linehan	52	Executive Vice President, Chief Marketing Officer
Thomas L. McKeirnan	49	Executive Vice President, General Counsel and Secretary

Gregory T. Mount. Mr. Mount joined our company as President and Chief Executive Officer in January 2014. From November 2009 to January 2014, Mr. Mount served as President of Richfield Hospitality, Inc., a hotel management company based in Denver, Colorado. From January 2007 to November 2009, he served as a Senior Vice President of Acquisitions at Sage Hospitality Resources, LLC, a hotel management, investment and development company. From 1998 to 2006, Mr. Mount held various senior development and operations positions with Starwood Hotels & Resorts Worldwide, Inc. From 1990 to 1998, he served in several management positions at Interstate Hotels & Resorts, Inc. From 1982 to 1990, he worked in various operational roles at Marriott International, Inc. In early 2011, a staffing services company operated by Mr. Mount’s wife filed a petition for reorganization under federal bankruptcy laws. That case was administratively consolidated with a second reorganization case filed by the Mounts, who had personally guaranteed the commercial loan used to acquire the company. A joint plan of reorganization was confirmed in the fall of 2011, and in 2012 orders were entered finding both cases fully administered and discharging the individual debtors.

Douglas L. Ludwig. Mr. Ludwig joined RLH Corporation in April 2017 as Executive Vice President, Chief Financial Officer and Treasurer. Mr. Ludwig was most recently Chief Financial Officer of Baha Mar Resorts Limited for the past 10 years. Baha Mar is a $4.4 billion new resort and casino project in Nassau, Bahamas. Prior to his time at Baha Mar, Mr. Ludwig served for over twenty years in various accounting, financial and strategic roles at Four Seasons Hotels Inc., including 13 years as Chief Financial Officer. Mr. Ludwig was responsible for all financial aspects of the company as well as leading the strategic initiative in transforming Four Seasons from a real estate intensive lodging model to an asset light services and brand value business. Mr. Ludwig’s career began with KPMG where he advanced to senior audit manager prior to joining Four Seasons Hotels, Inc. in 1984.

Roger J. Bloss. Mr. Bloss is the Executive Vice President and President of Global Development for RLH Corporation. Mr. Bloss joined RLH Corporation in September 2016 in conjunction with the acquisition of Vantage Hospitality Group. Mr. Bloss brings more than 40 years of hospitality experience, prior to joining the company he served in executive positions with several major hotel franchise companies and founded Vantage in 1996. Under his leadership, Vantage became a top 10 global hotel company.

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

Harry G. Sladich.   Mr. Sladich serves as Executive Vice President of Franchise Operations and Global Sales for RLH Corporation and is the driving force behind company wide sales and franchise operational initiatives for more than 1,000 hotels nationwide. Prior to this position Mr. Sladich served as Executive Vice President Hotel Operations and Sales beginning in February 2014. From 201 to 2014, he served as Executive Vice President of Sales, Marketing and Distribution. Mr. Sladich recently served on two prominent national industry boards, including the U.S. Travel Association and Destination & Travel Foundation Board of Trustees. Additionally, former Washington State Governor Christine Gregoire appointed Mr. Sladich to the Motion Picture Competitiveness board and to the Washington State Convention Center Board of Directors. He has also served on the board for the Western Association of Convention & Visitors Bureaus (WACVB). A 36 year veteran of the hospitality industry, Mr. Sladich has also served as President and Chief Executive Officer of the Spokane Regional Convention and Visitors Bureau (CVB) from 2005 to 2010 where he played a key role in building and selling the City of Spokane and Washington State. Mr. Sladich has spent

26 years in hotel operations & sales prior to the CVB having served in the capacity of Vice President, Regional Operations Manager, VP of Sales, General Manager, and other front-line positions with extensive experience in rooms division, sales and food and beverage. Mr. Sladich has worked for hotel developers and operators of multiple franchises including Sterling Hospitality, Sheraton, IHG, Hilton and Choice hotels.

William J. Linehan. Mr. Linehan joined our company as Executive Vice President, Chief Marketing Officer in February 2014. From 2009 until he joined RLH Corporation, Mr. Linehan served as Chief Marketing Officer of Richfield Hospitality, Inc., a hotel management company based in Denver, Colorado. From 2006 to 2008, he served as Vice President, Global Marketing of InterContinental Hotels Group. From 2002 to 2006, Mr. Linehan was the Global Vice President of Marketing, Brand Alignment and Partnership at Starwood Hotels & Resorts Worldwide, Inc. From 1997 until joining Starwood in 2002, he held various hotel management positions.

Thomas L. McKeirnan.   Mr. McKeirnan has been with RLH Corporation since 2003 and serves as our Executive Vice President, General Counsel and Secretary. Mr. McKeirnan has been actively involved in executive management since shortly after joining the company. Prior to joining us, Mr. McKeirnan was in private practice for eight years at Riddell Williams P.S. in Seattle, WA and Paine Hamblen Coffin Brooke & Miller, LLP in Spokane, WA, focused on corporate, transactional, real estate and securities law, with an emphasis on the hospitality industry. While in private practice, Mr. McKeirnan represented RLH Corporation as outside counsel on various strategic and transactional matters and also represented WestCoast Hotels, Inc. prior to our acquisition of that company. Mr. McKeirnan earned his law degree with honors from the University of Washington and his MBA from Gonzaga University, both in 1995.

The remainder of the information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2018 Annual Meeting of Shareholders under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” This proxy statement will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017 pursuant to Regulation 14A under the Securities Exchange Act of 1934.

We make available free of charge on our website (www.rlhco.com) the charters of all of the standing committees of our board of directors (including those of the audit, nominating and corporate governance and compensation committees), the code of business conduct and ethics for our directors, officers and employees, and our corporate governance guidelines. We will furnish copies of these documents to any shareholder upon written request sent to our General Counsel, Red Lion Hotels Corporation, 1550 Market St. #350, Denver, Colorado 80202.

Item 11.	Executive Compensation

The information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2018 Annual Meeting of Shareholders under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation” and "Compensation Committee Interlocks and Insider Participation."

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2018 Annual Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

See Item 5 of this Annual Report on Form 10-K for information regarding our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2018 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Transactions,” and “Corporate Governance - Director Independence.”

Item 14.	Principal Accounting Fees and Services

The information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2018 Annual Meeting of Shareholders under the caption “Principal Accounting Fees and Services.”

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
3. Index to exhibits:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 in the Current Report on Form 8-K (Commission File No. 001‑13957) filed on May 25, 2011)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 in the Current Report on Form 8-K (Commission File No. 001-13957) filed on August 3, 2017)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 in the Form S‑3/A (Commission File No. 333-133287) filed on May 15, 2006)

Executive Compensation Plans and Agreements

10.1	2006 Stock Incentive Plan (incorporated by reference to Appendix C to the Schedule 14A (Commission File No. 001‑13957) filed on April 20, 2006)

10.2	First Amendment to 2006 Stock Incentive Plan (incorporated by reference to Appendix A to the Schedule 14A (Commission File No. 001‑13957) filed on April 22, 2009)

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

10.5	2015 Stock Incentive Plan (incorporated by reference to Appendix C to the Schedule 14A (Commission File No. 001‑13957) filed on April 20, 2015)

10.6	First Amendment to 2015 Stock Incentive Plan (incorporated by reference to Appendix D to the Schedule 14A (Commission File No. 001-13957) filed on April 20, 2017)

10.7
Form of Restricted Stock Unit Agreement -- Notice of Grant for the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 in the Current Report on Form 8‑K (Commission File No. 001‑13957) filed on May 25, 2017)

Exhibit Number	Description
10.8
Form of Notice of Grant of Stock Options and Option Agreement for the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on March 1, 2016)

10.9
Form of Performance Based Restricted Stock Unit Agreement - Notice of Grant (incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K (Commission File No. 001‑13957) filed on May 25, 2017)

10.10	2008 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Schedule 14A (Commission File No. 001‑13957) filed on April 22, 2008)

10.11	First Amendment to 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on March 11, 2010)

10.12	Second Amendment to 2008 Employee Stock Purchase Plan (incorporated by reference to Appendix E to the Schedule 14A (Commission File No. 001‑13957) filed on April 20, 2017)

10.13	Executive Officer’s Incentive Pay Plan Effective January 1, 2014 (incorporated by reference to Exhibit 10.10 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on March 5, 2014)

10.14	2017 RLHC Executive Officers Bonus Plan (incorporated by reference to Exhibit 10.1 in the current report on Form 8-K (Commission File No. 001-13957) filed on April 3, 2017)

10.15
Employment offer letter of Gregory T. Mount, as amended and restated on February 27, 2015 (incorporated by reference to Exhibit 10.10 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on February 27, 2015)

10.16
Separation and Release Agreement effective April 8, 2016 between the registrant and James A. Bell (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 3, 2016)

10.17
Employment offer letter of William J. Linehan, as amended and restated on February 27, 2015 (incorporated by reference to Exhibit 10.12 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on February 27, 2015)

10.18
Executive Employment Agreement between the Registrant and Thomas L. McKeirnan, as amended and restated on February 27, 2015 (incorporated by reference to Exhibit 10.13 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on February 27, 2015)

10.19
Employment offer letter of Harry G. Sladich, as amended and restated on February 27, 2015 (incorporated by reference to Exhibit 10.14 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on February 27, 2015)

10.20
Retention Agreement dated June 24, 2014 between the Registrant and Julie Shiflett (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 8, 2014)

10.21
Employment offer letter of David Wright, as amended and restated effective April 11, 2016 (incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 3, 2016)

10.22
Employment offer letter of Roger J. Bloss effective as of October 1, 2016 (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q (Commission File No. 001 13957) filed on November 9, 2016)

10.23
Employment offer letter of Bernard T. Moyle effective as of October 1, 2016 (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q (Commission File No. 001 13957) filed on November 9, 2016)

10.24	Employment offer letter of Douglas L. Ludwig dated March 1, 2017 (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q (Commission File No. 001-13957) filed on May 10, 2017)

Exhibit Number	Description

Other Material Contracts

10.25
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

10.26
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

10.27
Amended and Restated Limited Liability Company Agreement of RL Venture LLC dated January 16, 2015 (incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on May 8, 2015)

10.28
Membership Interest Purchase Agreement dated January 16, 2015 between the registrant and Shelbourne Falcon RLHC Investors LLC (incorporated by reference to Exhibit 10.4 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on May 8, 2015)

10.29
Registration Rights Agreement dated June 15, 2015 between the registrant and HNA RLH Investments LLC (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 5, 2015)

10.30
Investor Agreement dated June 15, 2015 among the registrant, HNA RLH Investments LLC and HNA Investment Management LLC (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 5, 2015)

10.31
Asset Purchase Agreement dated April 23, 2015 among the registrant, GuestHouse International, L.L.C. and Brendan Watters (incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 5, 2015)

10.32
Asset Purchase Agreement, dated as of September 13, 2016, by and among Red Lion Hotels Franchising, Inc. and Red Lion Hotels Canada Franchising, Inc. Thirty-Eight Street, Inc., Vantage Hospitality Group, Inc., Vantage Franchising, Inc., Vantage Franchising (Canada) Inc., Vantage Hospitality (Canada) Inc., LHINDI, Inc., Van Asia (Korea) Ltd., and Van Asia, Ltd. (incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K (Commission File No. 001-13957) filed on September 14, 2016)

10.33
Form of Voting Agreement between Red Lion Hotels Corporation and Thirty-Eight Street, Inc. and certain stockholders of Thirty-Eight Street, Inc. (incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K (Commission File No. 001-13957) filed on September 14, 2016)

10.34
Asset Purchase Agreement between Red Lion Hotels Corporation, TicketsWest.com, Inc. and Paciolan, LLC dated August 11, 2017 (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q (Commission File No. 001‑13957) filed on November 6, 2017)

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

RED LION HOTELS CORPORATION
Registrant

Signature		Title	Date

By:	/s/ GREGORY T. MOUNT	President and Chief Executive Officer (Principal Executive Officer)	April 2, 2018
Gregory T. Mount

By:	/s/ DOUGLAS L. LUDWIG	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 2, 2018
Douglas L. Ludwig

POWERS OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Gregory T. Mount and Douglas L. Ludwig and each of them severally, such person's true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, to execute in the name and on behalf of such person, individually and in each capacity stated below, any and all amendments to this report, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY T. MOUNT	President and Chief Executive Officer (Principal Executive Officer), Director	April 2, 2018
Gregory T. Mount

/s/ DOUGLAS L. LUDWIG	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 2, 2018
Douglas L. Ludwig

/s/ ROBERT G. WOLFE	Chairman of the Board of Directors	April 2, 2018
Robert G. Wolfe

/s/ RAYMOND R. BRANDSTROM	Director	April 2, 2018
Raymond R. Brandstrom

/s/ JAMES P. EVANS	Director	April 2, 2018
James P. Evans

/s/ ENRICO MARINI FICHERA	Director	April 2, 2018
Enrico Marini Fichera

/s/ JOSEPH B. MEGIBOW	Director	April 2, 2018
Joseph B. Megibow

/s/ BONNY W. SIMI	Director	April 2, 2018
Bonny W. Simi

/s/ MICHAEL VERNON	Director	April 2, 2018
Michael Vernon

/s/ ALEXANDER WASHBURN	Director	April 2, 2018
Alexander Washburn