Form 10-Q
period 2018-03-31
Red Lion Hotels CORP
filed 2018-05-09
CIK 1052595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 30, 2018, there were 24,211,174 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2018 and December 31, 2017

	March 31, 2018	December 31, 2017
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents ($9,236 and $6,487 attributable to VIEs)	$25,426	$32,429
Restricted cash ($13,578 and $12,326 attributable to VIEs)	13,681	12,429
Accounts receivable, net ($2,927 and $3,200 attributable to VIEs)	12,957	13,143
Accounts receivable from related parties	1,870	1,520
Notes receivable, net	1,239	1,098
Inventories ($233 and $276 attributable to VIEs)	406	443
Prepaid expenses and other ($849 and $976 attributable to VIEs)	5,911	4,862
Assets held for sale ($12,446 and $34,359 attributable to VIEs)	12,446	34,359
Total current assets	73,936	100,283
Property and equipment, net ($125,882 and $137,479 attributable to VIEs)	155,849	167,938
Goodwill	9,404	9,404
Intangible assets, net	50,255	50,749
Other assets, net ($221 and $174 attributable to VIEs)	4,858	1,976
Total assets	$294,302	$330,350
LIABILITIES
Current liabilities:
Accounts payable ($1,557 and $1,810 attributable to VIEs)	$5,667	$4,100
Accrued payroll and related benefits ($568 and $1,453 attributable to VIEs)	3,113	7,457
Other accrued liabilities ($2,431 and $2,184 attributable to VIEs)	5,551	4,094
Long-term debt, due within one year ($33,924 and $62,914 attributable to VIEs)	33,924	62,914
Contingent consideration for acquisition due to related party, due within one year	5,446	9,289
Total current liabilities	53,701	87,854
Long-term debt, due after one year, net of debt issuance costs ($39,593 and $48,483 attributable to VIEs)	39,593	48,483
Deferred income and other long-term liabilities ($798 and $772 attributable to VIEs)	1,407	1,554
Deferred income taxes	2,301	2,219
Total liabilities	97,002	140,110

Commitments and contingencies

STOCKHOLDERS’ EQUITY
RLH Corporation stockholders' equity:
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 24,125,600 and 23,651,212 shares issued and outstanding	241	237
Additional paid-in capital, common stock	178,318	178,028
Accumulated deficit	(13,390)	(15,406)
Total RLH Corporation stockholders' equity	165,169	162,859
Noncontrolling interest	32,131	27,381
Total stockholders' equity	197,300	190,240
Total liabilities and stockholders’ equity	$294,302	$330,350
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the Three Months Ended March 31, 2018 and 2017

	Three Months Ended
	March 31,
	2018	2017
	(In thousands, except per share data)
Revenue:
Company operated hotels	$22,003	$24,696
Other revenues from managed properties	893	926
Franchised hotels	10,123	10,904
Other	20	55
Total revenues	33,039	36,581
Operating expenses:
Company operated hotels	19,547	21,478
Other costs from managed properties	893	926
Franchised hotels	7,901	8,532
Other	(7)	4
Depreciation and amortization	4,392	4,510
Hotel facility and land lease	1,204	1,201
Gain on asset dispositions, net	(14,043)	(119)
General and administrative expenses	3,486	3,659
Acquisition and integration costs	104	(175)
Total operating expenses	23,477	40,016
Operating income (loss)	9,562	(3,435)
Other income (expense):
Interest expense	(2,247)	(1,958)
Other income (loss), net	158	175
Total other income (expense)	(2,089)	(1,783)
Income (loss) from continuing operations before taxes	7,473	(5,218)
Income tax expense	135	77
Net income (loss) from continuing operations	7,338	(5,295)
Discontinued operations:
Income from discontinued business unit, net of income tax expense of $90	—	172
Net income (loss) from discontinued operations	—	172
Net income (loss)	7,338	(5,123)
Net (income) loss attributable to noncontrolling interest	(4,750)	1,519
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	$2,588	$(3,604)

Earnings (loss) per share - basic
Income (loss) from continuing operations attributable to RLH Corporation	$0.11	$(0.16)
Income from discontinued operations	—	0.01
Net income (loss) attributable to RLH Corporation	$0.11	$(0.15)

Earnings (loss) per share - diluted
Income (loss) from continuing operations attributable to RLH Corporation	$0.10	$(0.16)
Income from discontinued operations	—	0.01
Net income (loss) attributable to RLH Corporation	$0.10	$(0.15)

Weighted average shares - basic	24,101	23,469
Weighted average shares - diluted	25,166	23,469
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2018 and 2017

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Operating activities:
Net income (loss)	$7,338	$(5,123)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,392	4,543
Amortization of debt issuance costs	592	297
Gain on disposition of property, equipment and other assets, net	(14,043)	(119)
Deferred income taxes	82	113
Stock based compensation expense	640	696
Provision for doubtful accounts	235	235
Fair value adjustments to contingent consideration	157	(234)
Change in current assets and liabilities:
Accounts receivable, net	(442)	(3,011)
Notes receivable, net	(6)	(36)
Inventories	(22)	—
Prepaid expenses and other	(4,662)	(1,247)
Accounts payable	1,807	(78)
Other accrued liabilities	(2,836)	(9)
Net cash used in operating activities	(6,768)	(3,973)

Investing activities:
Capital expenditures	(1,692)	(3,043)
Contingent consideration paid for Vantage acquisition	(4,000)	—
Net proceeds from disposition of property and equipment	45,662	—
Collection of notes receivable related to property sales	—	200
Advances on notes receivable	(135)	(154)
Net cash provided by (used in) investing activities	39,835	(2,997)

Financing activities:
Borrowings on long-term debt	—	2,232
Repayment of long-term debt	(38,472)	(306)
Debt issuance costs	—	(22)
Stock-based compensation awards canceled to settle employee tax withholding	(440)	(224)
Stock option and stock purchase plan issuances, net	94	69
Net cash provided by (used in) financing activities	(38,818)	1,749

Change in cash, cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,751)	(5,221)
Cash, cash equivalents and restricted cash at beginning of period	44,858	47,609
Cash, cash equivalents and restricted cash at end of period	$39,107	$42,388
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (Continued)
For the Three Months Ended March 31, 2018 and 2017

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)

Supplemental disclosure of cash flow information:
Cash paid during periods for:
Income taxes	$141	$6
Interest on debt	$2,315	$1,155
Non-cash investing and financing activities:
Reclassification of long-term debt to current	$28,990	$130
Property and equipment, purchases not yet paid	$240	$417
Acquisition of property and equipment through capital lease	$216	$—
Reclassification between current and noncurrent assets	$46	$—
Contingent consideration shares issued for Vantage acquisition	$4	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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
• Settle Inn
• Americas Best Value Inn
• Canadas Best Value Inn
• Signature and Signature Inn
• Country Hearth Inns & Suites

A summary of our properties as of March 31, 2018, including the approximate number of available rooms, is provided below:

	Franchised		Company Operated		Total Systemwide
	Hotels	Total Available Rooms	Hotels	Total Available Rooms	Hotels	Total Available Rooms
Total	1,054	65,200	16	3,300	1,070	68,500

On October 3, 2017, we completed the sale of certain specified liabilities and substantially all of the assets of our entertainment segment, previously composed of WestCoast Entertainment and TicketsWest, including ticketing agreements and engagement agreements with various entertainment venues, teams and artists located throughout the Western United States. As such, the results of the entertainment segment are reported as discontinued operations in this quarterly report on Form 10-Q. See Note 18 for discussion of Discontinued Operations.

On October 5, 2017, we announced that we would be marketing for sale 11 of our owned hotels while working to retain franchise agreements on these assets. In February 2018, five of the RL Venture LLC properties were sold for $47.2 million. In April 2018, an additional RL Venture LLC property sold for $5.5 million. See Notes 19 and 20 for discussion of Assets Held for Sale and Subsequent Events.

On April 3, 2018, Red Lion Hotels Franchising, Inc., a wholly-owned subsidiary of RLH Corporation (RLH Franchising) entered into a purchase agreement with Knights Franchise Systems, Inc., a Delaware corporation (KFS), Wyndham Hotel Group, LLC, a Delaware limited liability company and the sole stockholder of KFS (WHG) and the other signatories thereto (such other signatories collectively, the Asset Sellers), pursuant to which RLH Franchising has agreed, subject to the terms and conditions of the Purchase Agreement, to purchase from WHG all of the issued and outstanding shares of capital stock of KFS and certain operating assets from, and assume certain liabilities of, the Asset Sellers relating to the business of franchising Knights Inn branded hotels to hotel owners. The aggregate purchase price of $27 million is subject to adjustment for cash, unpaid indebtedness, unpaid transaction expenses and working capital transferred to RLH Franchising at closing. A non-refundable $3.0 million deposit was made on April 30, 2018. The remaining purchase price will be paid in cash at closing. The transaction is expected to close in the second quarter of 2018, subject to customary closing conditions.

We were incorporated in the state of Washington in April 1978. The Company's corporate headquarters are located in Denver, Colorado, with regional offices in Spokane, Washington, and Coral Springs, Florida.

We are authorized to issue 50 million shares of common stock, par value $0.01 per share, and five million shares of preferred stock, par value $0.01 per share. As of March 31, 2018, there were 24,125,600 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. The board of directors has the authority, without action by the shareholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights of the common stock.

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

2.	Summary of Significant Accounting Policies

The unaudited condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with generally accepted accounting principles in the United States of America (GAAP). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations.

The Condensed Consolidated Balance Sheet as of December 31, 2017 has been derived from the audited balance sheet as of such date. We believe the disclosures included herein are adequate; however, they should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2017, filed with the SEC in our annual report on Form 10-K on April 2, 2018.

In the opinion of management, these unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly our Condensed Consolidated Balance Sheet at March 31, 2018, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017. The results of operations for the periods presented may not be indicative of that which may be expected for a full year or for any other fiscal period.

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

Restricted Cash

In accordance with our various borrowing arrangements, at March 31, 2018 and December 31, 2017 cash of $13.7 million and $12.4 million, respectively, was held primarily as reserves for debt service (interest only), property improvements, and other requirements from the lenders.

In our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, we include restricted cash with cash and cash equivalents when reconciling the beginning and ending balances for each period. The balances included in the Condensed Consolidated Statements of Cash Flows for the periods ended March 31 are as follows (in thousands):

	2018	2017
Cash and cash equivalents	$25,426	$31,689
Restricted cash	13,681	10,699
Cash, cash equivalents and restricted cash	$39,107	$42,388

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

The following schedule summarizes the activity in the allowance account for trade accounts receivable for continuing operations (in thousands):

	2018	2017
Allowance for doubtful accounts
Balance, January 1	$1,436	$944
Additions to allowance	235	217
Write-offs, net of recoveries	(10)	28
Balance, March 31	$1,661	$1,189

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

Business Combinations

On the date of acquisition, the assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree are recorded at their fair values. The acquiree's results of operations are also included as of the date of acquisition in our consolidated results. Intangible assets that arise from contractual/legal rights, or are capable of being separated are measured and recorded at fair value, and amortized over the estimated useful life. If practicable, assets acquired and liabilities assumed arising from contingencies are measured and recorded at fair value. If the valuation of any contingent assets or liabilities is not practicable, such assets and liabilities are measured and recorded when it is probable that a gain or loss has occurred and the amount can be reasonably estimated. The residual balance of the purchase price, after fair value allocations to all identified assets and liabilities, represents goodwill. Acquisition-related costs are recognized as incurred. Restructuring costs associated with an acquisition are generally recognized in periods subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and acquired income tax uncertainties, including penalties and interest, after the measurement period are recognized as a component of the provision for income taxes. Our acquisitions may include contingent consideration, which require us to recognize the fair value of the estimated liability at the time of the acquisition. Subsequent changes in the estimate of the amount to be paid under the contingent consideration arrangement are recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss). Cash payments for contingent or deferred consideration up to the amount of liability recognized on the acquisition date are classified within cash flows from financing activities within the Condensed Consolidated Statements of Cash Flows and any excess is classified as cash flows from operating activities.

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

Other Assets

Other assets primarily consist of key money disbursements, certain direct capitalized contract acquisition costs, and IT system implementation and license costs, for both our franchisees and our company operated hotels. Contract assets relate to incentive capital expenditure or renovation funding paid to third party hotel owners at or near the inception of a long-term franchise agreement and are amortized over the term of the franchise agreement. Certain direct contract acquisition costs include primarily commissions related to our management or franchise contracts and are recognized over the term of the contracts. IT system and implementation costs represent costs incurred to implement and operate RevPak, our proprietary guest management system application and are amortized over the initial term of the software license arrangement or the current license period, as applicable.

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

Deferred Income

In 2003, we sold a hotel to an unrelated party in a sale-operating leaseback transaction. The pre-tax gain on the transaction of approximately $7.0 million was deferred and is being amortized into income over the period of the lease term, which expires in November 2018 and is renewable for three, five-year terms at our option. During the three months ended March 31, 2018 and 2017 we recognized income of approximately $0.1 million each period for the amortization of the deferred gain. The remaining balances at March 31, 2018 and December 31, 2017 were $0.3 million and $0.4 million.

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

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning, and results of recent operations. At March 31, 2018 and December 31, 2017, a partial valuation allowance has been recorded to reduce our deferred tax assets to an amount that is more likely than not to be realized. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Revenue Recognition

Revenue is generally recognized as services are provided. Revenues are primarily derived from franchise contracts with third-party hotel owners, as well as from individual hotel guests and corporate patrons at our owned and leased hotels. Revenues are also derived from management of third-party owned hotels. The majority of compensation received for our performance obligations is variable consideration from our management and franchise contracts or fixed transactional guest consideration through our owned and leased hotels. We recognize the variable fees as the services to which they relate are delivered, applying the prescribed variable consideration allocation guidance. In certain circumstances we defer consideration and recognize consideration over time as the related performance obligations are satisfied.

Franchised hotel revenues

We identified the following services as one performance obligation in connection with our franchise contracts:

•	Intellectual Property (IP) licenses grant a non-exclusive, limited revocable license to the RLH trademarks and hotel names.

•	Manual and Training Services provide operational assistance unique to the RLH brands, business model and standards.

•	Reservation Services are provided through direct or indirect system access.

•
Marketing Services and Arrangements benefit the overall hotel network and include brand promotions, direct guest marketing, brand name marketing and various other programs targeted at advertising to guests.

•	Brand Conference is provided typically annually for third party owners to gather and attend educational seminars and brand informational presentations.

The performance obligation related to franchise revenues is delivered over time. While the underlying services may vary from day to day, the nature of the promises are the same each day, other than the Brand Conference, and the property owner can independently benefit from each day's services. Franchise fees are typically based on the sales or usage of the underlying hotel, with the exception of fixed upfront fees that usually represent an insignificant portion of the transaction price.

Franchised hotel revenues represent fees earned in connection with the licensing of one of our brands, usually under long-term contracts with the property owner, and include the following:

•
Royalty fees are generally based on a percentage of a hotel's monthly gross room revenue or a fixed monthly fee based on room count. These fees are typically billed and collected monthly, and revenue is generally recognized at the same time the fees are billed.

•
Application, initiation and other fees are charged when: (i) new hotels enter our system; (ii) there is a change of ownership; or (iii) contracts with properties already in our system are extended or modified. These fees are typically fixed and collected upfront and are recognized as revenue over the term of the franchise contract.

•
Reservations services/marketing expenses/other are associated with our brands and shared services, which are paid from fees collected by us from the franchised properties. Revenue is generally recognized on a gross basis as fees are billed, which are based on the underlying hotel's sales or usage (e.g., gross room revenues and number of reservations processed) and expenses are expected to equal the revenues over time.

Any consideration paid or anticipated to be paid to incentivize hotel owners to enter into franchise contracts is capitalized and reduces revenues as amortized. The commission or directs costs of acquiring the contract or modification are recorded as contract acquisition costs and are recognized in franchise costs when amortized.

Company operated hotels revenue

We identified the following performance obligations in connection with our owned and leased hotel revenues, for which revenue is recognized as the respective performance obligations are satisfied, which results in recognizing the amount we expect to be entitled to for providing the goods or services to the hotel customer or guest:

•	Room reservations or ancillary services are typically satisfied as the good or service is transferred to the hotel guest, which is generally when the room stay occurs.

•
Other ancillary goods and services are purchased independently of the room reservation at standalone selling prices and are considered separate performance obligations, which are satisfied when the related good or service is provided to the hotel guest.

•
Hotel management fees represent fees earned from hotels that we manage, usually under long-term contracts with the property owner and are generally based on a percentage of a hotel's monthly gross revenue. Base fees are typically billed and collected monthly, and revenue is generally recognized at the same time the fees are billed.

Company operated hotels revenue primarily consist of hotel room rentals, revenue from accommodations sold in conjunction with other services(e.g., package reservations), food and beverage sales and other ancillary goods and services (e.g., parking) related to owned, leased and consolidated non-wholly owned (joint venture) hotel properties. Revenue is recognized when rooms are occupied or goods and services have been delivered or rendered, respectively. Payment terms typically align with when the goods and services are provided. The management fees from third-party hotel owners earned under the contract relate to a specific outcome of providing the services (e.g., hotel room sales) or to RLH’s efforts (e.g., costs) to satisfy the performance obligations. We use time as the measure of progress to recognize as revenue the fees that are allocated to the period earned per the contract or to the period when the reimbursable costs are incurred.

Revenue from managed properties

Other revenue from managed properties includes direct reimbursements including payroll and related costs and certain other operating costs of the managed properties’ operations, which are contractually reimbursed to us by the property owners as expenses are incurred. Revenue is recognized based on the amount of expenses incurred by us and are presented as other expenses from managed hotels in our Condensed Consolidated Statements of Comprehensive Income (Loss). These expenses are then reimbursed by the property owner typically on a monthly basis, which results in no net effect on operating income (loss) or net income (loss).

Other revenues

Other revenues include revenues generated by the incidental support of hotel operations for owned, leased, managed and franchised hotels, including purchasing operations, and other operating income. Purchasing revenues include any amounts received for vendor rebate arrangements that we participate in as a manager of hotel properties.

Taxes and fees collected on behalf of governmental agencies

We are required to collect certain taxes and fees from customers on behalf of governmental agencies and remit these back to the applicable governmental agencies on a periodic basis. We have a legal obligation to act as a collection agent. We do not retain these taxes and fees and, therefore, they are not included in our measurement of transaction prices. We have elected to present revenue net of sales taxes and other similar taxes. We record a liability when the amounts are collected and relieve the liability when payments are made to the applicable taxing authority or other appropriate governmental agency.

Discontinued operations revenue

Prior to October 3, 2017, we earned revenue from online ticketing services, ticketing inventory management systems, promotion of Broadway-style shows and other special events. In the transactions we acted as an agent and received a net fee or commission, revenue was recognized in the period the services were performed. When we were the promoter of an event and were at-risk for the production, revenues and expenses were recorded in the period of the event performance. As the result of the sale of the entertainment segment on October 3, 2017, all revenues earned have been classified as discontinued operations for all periods presented.

Advertising and Promotion

Costs associated with advertising and promotional efforts are generally recognized as incurred. During the three months ended March 31, 2018 and 2017 we incurred approximately $0.8 million and $1.1 million, respectively, in advertising expense.

Discontinued Operations

When an asset group meets the criteria to be classified as held-for-sale or is disposed of by sale, and the disposal represents a significant shift that has or will have a major impact on our financial statements, we classify the results of operations as discontinued operations in our Condensed Consolidated Statements of Comprehensive Income (Loss) for all periods presented.

On October 3, 2017, we completed the sale of certain specified liabilities and substantially all of the assets of our entertainment segment, previously composed of WestCoast Entertainment and TicketsWest, including ticketing agreements and engagement agreements with various entertainment venues, teams and artists located throughout the Western United States. The transaction represented a strategic shift that had a major impact on our financial statements. In accordance with this strategic shift, the results of the entertainment segment are reported as discontinued operations for all periods presented in this quarterly report on Form 10-Q. See Note 18 for discussion of Discontinued Operations associated with the transaction.

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

New and Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. We adopted the requirements of ASU 2014-09 on January 1, 2018 using the modified retrospective method, as permitted by the standard, resulting in a cumulative adjustment to accumulated deficit of $0.6 million. In implementation, we applied the transition guides to franchise agreements originated by us. No contract liability was recorded for franchise contracts that were acquired in prior business combinations or asset purchases.

The provisions of ASU 2014-09 affected our revenue recognition as follows:

•	Application, initiation and other fees are recognized over the term of the franchise contract based on the first penalty free termination date, rather than upon execution of the contract.

•
Certain contract acquisition costs related to our management and franchise contracts are recognized over the term of the contracts rather than upon execution of the contract. The amortization of these costs is recognized in franchised hotel expenses.

Information below represents the effect of the adoption of ASU 2014-09 on our Condensed Consolidated Balance Sheet as of March 31, 2018 and our Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2018 (in thousands, except per share data).

	As Reported	Adjustment	Balances without adoption of topic 606
ASSETS
Current assets:
Cash and cash equivalents	$25,426	$—	$25,426
Restricted cash	13,681	—	13,681
Accounts receivable, net	12,957	—	12,957
Accounts receivable from related parties	1,870	—	1,870
Notes receivable, net	1,239	—	1,239
Inventories	406	—	406
Prepaid expenses and other	5,911	—	5,911
Assets held for sale	12,446	—	12,446
Total current assets	73,936	—	73,936
Property and equipment, net	155,849	—	155,849
Goodwill	9,404	—	9,404
Intangible assets, net	50,255	—	50,255
Other assets, net	4,858	509	5,367
Total assets	$294,302	$509	$294,811
LIABILITIES
Current liabilities:
Accounts payable	$5,667	$—	$5,667
Accrued payroll and related benefits	3,113	—	3,113
Other accrued liabilities	5,551	—	5,551
Long-term debt, due within one year	33,924	—	33,924
Contingent consideration for acquisition due to related party, due within one year	5,446	—	5,446
Total current liabilities	53,701	—	53,701
Long-term debt, due after one year, net of debt issuance costs	39,593	—	39,593
Deferred income and other long-term liabilities	1,407	—	1,407
Deferred income taxes	2,301	—	2,301
Total liabilities	97,002	—	97,002
STOCKHOLDERS’ EQUITY
RLH Corporation stockholders' equity:
Preferred stock	—	—	—
Common stock	241	—	241
Additional paid-in capital, common stock	178,318	—	178,318
Accumulated deficit	(13,390)	509	(12,881)
Total RLH Corporation stockholders' equity	165,169	509	165,678
Noncontrolling interest	32,131	—	32,131
Total stockholders' equity	197,300	509	197,809
Total liabilities and stockholders’ equity	$294,302	$509	$294,811

	As Reported	Adjustment	Balances without adoption of topic 606
Revenue:
Company operated hotels	$22,003	$—	$22,003
Other revenues from managed properties	893	—	893
Franchised hotels	10,123	99	10,222
Other	20	—	20
Total revenues	33,039	99	33,138
Operating expenses:
Company operated hotels	19,547	—	19,547
Other costs from managed properties	893	—	893
Franchised hotels	7,901	217	8,118
Other	(7)	—	(7)
Depreciation and amortization	4,392	—	4,392
Hotel facility and land lease	1,204	—	1,204
Gain on asset dispositions, net	(14,043)	—	(14,043)
General and administrative expenses	3,486	—	3,486
Acquisition and integration costs	104	—	104
Total operating expenses	23,477	217	23,694
Operating income (loss)	9,562	(118)	9,444
Other income (expense):
Interest expense	(2,247)	—	(2,247)
Other income (loss), net	158	—	158
Total other income (expense)	(2,089)	—	(2,089)
Income (loss) from continuing operations before taxes	7,473	(118)	7,355
Income tax expense	135	(2)	133
Net income (loss) from continuing operations	7,338	(116)	7,222
Net (income) loss attributable to noncontrolling interest	(4,750)	—	(4,750)
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	$2,588	$(116)	$2,472

Basic earnings (loss) per share from continuing operations	$0.11	$(0.01)	$0.10
Diluted earnings (loss) per share from continuing operations	$0.10	$—	$0.10

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We had $76.3 million of operating lease obligations as of March 31, 2018 (see Note 10) and upon the adoption of the standard will record an ROU asset and lease liability for present value of these leases, which will have a material impact on the Condensed Consolidated Balance Sheet. However, the Condensed Consolidated Statement of Comprehensive Income (Loss) recognition of lease expenses is not expected to materially change from the current methodology.

In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The guidance is effective for us as of January 1, 2018 in conjunction with our adoption of ASU 2014-09. Entities may use either a full or modified approach to adopt the ASU. We implemented with the modified retrospective approach and there is no impact on our financial statements.

We have assessed the potential impact of other recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to us or are not anticipated to have a material impact on our consolidated financial statements.

3.	Business Segments

We have two operating segments: franchised hotels and company operated hotels. The "other" segment consists of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables, certain property and equipment and general and administrative expenses, which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense, income taxes and certain corporate expenses; therefore, they have not been allocated to the operating segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues and expenses.

The results of operations of the entertainment segment were treated as discontinued operations, due to the sale of the business completed on October 3, 2017. As a result, the revenue and operating expenses of the entertainment segment are excluded from the segment disclosures below.

Selected financial information is provided below (in thousands):

Three Months Ended March 31, 2018	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$10,123	$22,896	$20	$33,039

Segment operating expenses	7,901	20,440	(7)	28,334
Depreciation and amortization	834	3,123	435	4,392
Other operating expenses, acquisition costs and gains on asset dispositions	104	(12,840)	3,487	(9,249)
Operating income (loss)	$1,284	$12,173	$(3,895)	$9,562

Capital expenditures	$19	$600	$1,048	$1,667
Identifiable assets as of March 31, 2018	$71,141	$204,849	$18,312	$294,302

Three Months Ended March 31, 2017	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$10,904	$25,622	$55	$36,581

Segment operating expenses	8,532	22,404	4	30,940
Depreciation and amortization	558	3,667	285	4,510
Other operating expenses, acquisition costs and gains on asset dispositions	(276)	1,084	3,758	4,566
Operating income (loss)	$2,090	$(1,533)	$(3,992)	$(3,435)

Capital expenditures	$369	$541	$313	$1,223
Identifiable assets as of December 31, 2017	$70,035	$241,659	$18,656	$330,350

4.	Variable Interest Entities

Our joint venture entities have been determined to be variable interest entities (VIEs), and RLH Corporation has been determined to be the primary beneficiary of each VIE. Therefore, we consolidate the assets, liabilities, and results of operations of (1) RL Venture, (2) RLS Balt Venture, (3) RLS Atla Venture and (4) RLS DC Venture. See Note 2 for discussion of the significant judgments and assumptions made by us in determining whether an entity is a VIE and if we are the primary beneficiary and therefore must consolidate the VIE. See Note 8 for further discussion of the terms of the long-term debt at each of the joint venture entities.

RL Venture

In January 2015, we transferred 12 of our wholly-owned hotels into RL Venture, a newly created entity that was initially wholly-owned by us, and immediately sold a 45% ownership stake in RL Venture to Shelbourne Falcon RLHC Hotel Investors LLC (Shelbourne Falcon), an entity that is led by Shelbourne Capital LLC (Shelbourne). In 2016, we disposed of one hotel, leaving 11 properties owned by RL Venture. We maintain a 55% interest in RL Venture, and the hotels owned by RL Venture are managed by RL Management, one of our wholly-owned subsidiaries, subject to a management agreement. RL Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RL Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over two of the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne Falcon, which does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our 55% equity interest and management fees. As a result, we consolidate RL Venture. The equity interest owned by Shelbourne Falcon is reflected as a noncontrolling interest in the condensed consolidated financial statements. When ownership changes without a loss of control, GAAP requires the difference between consideration received and the carrying amount of a noncontrolling interest to be recorded in equity. Accordingly, we recognized $12.4 million upon sale of the equity interests as a reduction to RLH Corporation's additional.

Cash distributions may be made periodically based on calculated distributable income. There were no cash distributions made during the three months ended March 31, 2018 or 2017.

Subsequent to the first quarter of 2018, RL Venture made a cash distribution totaling $9.0 million, of which RLH Corporation received $5.0 million.

October 5, 2017, we announced that we would be marketing for sale the remaining 11 RL Venture owned hotels while working to retain franchising agreements on these assets. In February 2018, five of the RL Venture properties were sold for $47.2 million. In April 2018, one of the RL Venture properties sold for $5.5 million. See Notes 19 and 20 for Assets Held for Sale and Subsequent Events.

RLS Balt Venture

In April 2015, we sold a 21% member interest in our wholly-owned RLS Balt Venture to Shelbourne Falcon Charm City Investors LLC (Shelbourne Falcon II), an entity led by Shelbourne. Shelbourne Falcon II had an option exercisable until December 31, 2015 to purchase up to an additional 24% member interest for $2.3 million. In December 2015, Shelbourne Falcon II elected to purchase additional member interests of 6% based on an aggregate purchase price of $560,000. With the sale of additional member interest without a corresponding change in control, $0.1 million was recognized as an increase in RLH Corporation's additional paid in capital. RL Baltimore, LLC (RL Baltimore), which is wholly-owned by RLS Balt Venture, owns the Hotel RL Baltimore Inner Harbor, which is managed by RL Management. RLS Balt Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RLS Balt Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne Falcon II, which does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our 73% equity interest and management fees. As a result, we consolidate RLS Balt Venture. The equity interest owned by Shelbourne Falcon II is reflected as a noncontrolling interest in the condensed consolidated financial statements.

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

In May 2017, RLH Corporation provided an additional $2.8 million to RLS Balt Venture to fund operating losses. This funding was not treated as a loan or as a capital contribution. Rather, it is preferred capital of RLS Balt Venture and will be repaid only when the Baltimore hotel property is sold or when RLS Balt Venture is liquidated. Upon such an event, RLH Corporation will receive the $2.8 million plus a preferred return of 9%, compounded annually, prior to any liquidation proceeds being returned to the members.

Subsequent to the first quarter of 2018, RLH Corporation agreed to allow RLS Balt Venture to transfer $2.0 million of costs owed to RLH Corporation for management fees and other operating costs into a preferred capital balance. The balance would be repaid to RLH Corporation only when the Baltimore hotel property is sold or when RLS Balt Venture is liquidated. Upon such an event, RLH Corporation will receive the $2.0 million plus a preferred return of 11%, compounded annually, prior to any liquidation proceeds being returned to the members.

Cash distributions may be made periodically based on calculated distributable income. There were no cash distributions made during the three months ended March 31, 2018 or 2017.

RLS Atla Venture

In September 2015, we formed a joint venture, RLS Atla Venture, with Shelbourne Falcon Big Peach Investors LLC (Shelbourne Falcon III), an entity led by Shelbourne. We own a 55% interest in the joint venture and Shelbourne Falcon III owns a 45% interest. RLH Atlanta LLC (RLH Atlanta), which is wholly-owned by RLS Atla Venture, owns a hotel adjacent to the Atlanta International Airport that opened in April 2016 as the Red Lion Hotel Atlanta International Airport. RLS Atla Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RLS Atla Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne Falcon III, which does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our 55% equity interest and management fees. As a result, we consolidate RLS Atla Venture. The equity interest owned by Shelbourne Falcon III is reflected as a noncontrolling interest in the condensed consolidated financial statements.

Cash distributions may be made periodically based on calculated distributable income. There were no cash distributions made during the three months ended March 31, 2018 or 2017.

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

As part of the organization of RLS DC Venture, Shelbourne Falcon IV had an option to purchase from us up to an additional 31% of the member interests. On February 3, 2016, Shelbourne Falcon IV elected to purchase from us an additional 15% of the member interests of RLS DC Venture, based on an aggregate purchase price of $1.5 million. With the sale of the additional member interest without a corresponding change in control $0.2 million was recognized as an increase in additional paid in capital in February 2016. On April 1, 2016, Shelbourne Falcon IV exercised the remaining option and purchased from us an additional 16% of the member interests of RLS DC Venture for $1.7 million, which resulted in a further increase of $0.3 million to RLH Corporation's additional paid in capital. Following the April 1, 2016 transaction, we now own 55% of RLS DC Venture, and Shelbourne Falcon IV owns 45%. RLS DC Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest, and substantially all of RLS DC Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne Falcon IV, which does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our equity interest and management fees. As a result, we consolidate RLS DC Venture. The equity interest owned by Shelbourne Falcon IV is reflected as a noncontrolling interest in the condensed consolidated financial statements.

In May 2017, RLH Corporation provided $950,000 to RLS DC Venture to fund restricted cash required by the loan agreement with Pacific Western Bank. See Note 8. This funding was not treated as a loan or as a capital contribution. Rather, it is preferred capital of RLS DC Venture and will be repaid only when the DC hotel property is sold, when RLS DC Venture is liquidated, or the restricted cash is released per the loan agreement. Upon such an event, RLH Corporation will receive the $950,000 plus a preferred return of 9%, compounded annually, prior to any liquidation proceeds being returned to the members.

Cash distributions may be made periodically based on calculated distributable income. There were no cash distributions made during the three months ended March 31, 2018 or 2017.

Subsequent to the first quarter of 2018, RLH Corporation provided approximately $450,000 to RLS DC Venture to be used as a principal payment on the debt to Pacific Western Bank to bring the loan into compliance with the loan to value debt covenant requirement of the loan agreement. This funding was not treated as a loan or as a capital contribution. Rather, it is preferred capital of RLS DC Venture and will be repaid only when the DC hotel property is sold, when RLS DC Venture is liquidated, or the restricted cash is released per the loan agreement. Upon such an event, RLH Corporation will receive the $450,000 plus a preferred return of 15%, compounded annually, prior to any liquidation proceeds being returned to the members. The loan was also amended to add a $4.5 million principal guarantee by RLH Corporation. The amendment also allows future debt service coverage ratio covenant defaults to be cured by an increase in the RLH Corporation principal guarantee. This option can be exercised a maximum of two times during the remaining term of the loan.

5.	Property and Equipment

Property and equipment is summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
Buildings and equipment	$205,231	$216,618
Furniture and fixtures	27,282	29,132
Landscaping and land improvements	4,480	5,104
	236,993	250,854
Less accumulated depreciation	(113,612)	(118,888)
	123,381	131,966
Land	28,914	31,710
Construction in progress	3,554	4,262
Property and equipment, net	$155,849	$167,938

On October 5, 2017, we announced that we would be marketing for sale 11 of our owned hotels while working to retain franchise agreements on these assets. In February 2018, five of the RL Venture properties were sold for $47.2 million. In April 2018, one of the RL Venture properties sold for $5.5 million. During the three months ended March 31, 2018, we recognized a gain related to the hotel sales of $13.9 million. See Notes 19 and 20 for Assets Held for Sale and Subsequent Events.

6.	Goodwill and Intangible Assets

Goodwill represents the excess of the estimated fair value of the net assets acquired as a result of business combinations over the net tangible and identifiable intangible assets acquired. Goodwill was recorded in prior years in connection with the acquisitions of certain franchise businesses.

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

On September 30, 2016 we acquired substantially all of the assets and assumed certain liabilities of Vantage Hospitality Group, Inc. (Vantage), including customer contracts and brand names (see Note 17). The brand names include: Americas Best Value Inn, Canadas Best Value Inn, Lexington Hotels & Inns, America's Best Inns & Suites, Jameson Inns, Country Hearth Inns & Suites, Vantage Hotels, Value Inn Worldwide, Value Hotel Worldwide, 3 Palms Hotels and Resorts and Signature Inn. Based on our purchase price allocation, we allocated $30.0 million to brand names. Based on our intent with the brands acquired, we determined that certain of the brands are indefinite-lived based on our intent to hold and maintain the brands. The total of the purchase price allocated to indefinite-lived brand names was $27.2 million. We also acquired certain brand names that we intend to sunset in the future. The total of the purchase price allocated to finite-lived brand names was $2.8 million. We also allocated $4.1 million of the purchase price to goodwill. During 2017 it was determined that one of the indefinite-lived brand names would have a finite life, and the brand name was reclassified to finite-lived. As of March 31, 2018, we have allocated $26.7 million to indefinite-lived brand names, and $3.3 million to finite-lived brand names, with a weighted average remaining useful life of 7.5 years.

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

Certain of our brand names and trademarks are considered to have indefinite lives. We assess goodwill and the other indefinite lived intangible assets for potential impairments annually as of October 1, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets. We did not impair any goodwill or intangible assets during the three months ended March 31, 2018 or 2017.

The following table summarizes the balances of goodwill and other intangible assets (in thousands):

	March 31, 2018	December 31, 2017
Goodwill	$9,404	$9,404

Intangible assets
Brand name - indefinite lived	$39,160	$39,160
Brand name - finite lived, net	2,687	2,814
Customer contracts, net	8,280	8,647
Trademarks	128	128
Total intangible assets, net	$50,255	$50,749

Goodwill and other intangible assets attributable to each of our business segments at March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018		December 31, 2017
		Intangible		Intangible
	Goodwill	Assets	Goodwill	Assets
Company operated hotels	$—	$4,660	$—	$4,660
Franchised hotels	9,404	45,595	9,404	46,089
Total	$9,404	$50,255	$9,404	$50,749

The following table summarizes the balances of amortized customer contracts and finite-lived brand names (in thousands):

	March 31, 2018	December 31, 2017
Customer contracts	$11,673	$11,673
Brand name - finite lived	3,295	3,295
Accumulated amortization	(4,001)	(3,507)
Net carrying amount	$10,967	$11,461

As of March 31, 2018, estimated future amortization expenses related to our customer contracts and finite-lived brand names is as follows (in thousands):

Year ending December 31,	Amount
2018 (remainder)	$1,464
2019	1,730
2020	1,527
2021	1,326
2022	1,163
Thereafter	3,757
Total	$10,967

7.	Revenue from Contracts with Customers

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

March 31, 2018
Accounts receivable	$12,957
Key money costs	4,726
Capitalized contract costs	1,005
Contract liabilities	1,663

Significant changes in the key money costs, capitalized contract costs, and contract liabilities balances during the period are as follows (in thousands):

	Key Money Costs	Capitalized Contract Costs	Contract Liabilities
Balance as of January 1, 2018	$1,148	$750	$1,444
Key money funded	3,618	—	—
Costs incurred to acquire contracts	—	326	—
Cash received in advance and not recognized as revenue	—	—	379
Revenue or expense recognized that was included in the January 1, 2018 balance	(19)	(68)	(151)
Revenue or expense recognized in the period for the period	(21)	(3)	(9)
Balance as of March 31, 2018	$4,726	$1,005	$1,663

Estimated revenues and expenses expected to be recognized related to performance obligations that were unsatisfied as of March 31, 2018, including revenues related to application, initiation and other fees were as follows (in thousands):

Year ending December 31,	Revenue	Expense
2018 (remainder)	$460	$512
2019	441	614
2020	292	567
2021	207	516
2022	147	479
Thereafter	116	3,043
Total	$1,663	$5,731

As of March 31, 2018, we had $0.1 million of deferred revenues related to unsatisfied performance obligations under our customer loyalty award program, which are not included in the table above. Revenue will be recognized as the benefits are redeemed or expire over their one-year life.

We did not estimate revenues expected to be recognized related to our unsatisfied performance obligations for our: (i) royalty fees since they are considered sales-based royalty fees recognized as hotel room sales occur in exchange for licenses of our brand names over the terms of the franchise contracts; and (ii) hotel management fees management fees since they are allocated entirely to the wholly unsatisfied promise to transfer management services, which form part of a single performance obligation in a series, over the term of the management contract. Therefore, there are no amounts included in the table above related to these revenues.

8.	Long-Term Debt
The current and noncurrent portions of long-term debt as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31, 2018		December 31, 2017
	Current	Noncurrent	Current	Noncurrent
RL Venture	$11,274	$23,583	$40,602	$32,625
RL Baltimore	13,300	—	13,300	—
RLH Atlanta	9,330	—	9,360	—
RLH DC	337	16,225	332	16,303
Total debt	34,241	39,808	63,594	48,928
Unamortized debt issuance costs	(317)	(215)	(680)	(445)
Long-term debt net of debt issuance costs	$33,924	$39,593	$62,914	$48,483

The collateral for each of the borrowings within the joint venture entities is the assets and proceeds of each respective entity.

RL Venture

In January 2015, RL Venture Holding LLC, a wholly-owned subsidiary of RL Venture, and each of its 12 wholly-owned subsidiaries entered into a loan agreement with Pacific Western Bank, which is secured by the hotels owned by RL Venture. In 2016, we disposed of one hotel, leaving 11 properties owned by RL Venture. The original principal amount of the loan was $53.8 million with an additional $26.2 million to be drawn over a two-year period to cover improvements related to the original 12 hotels owned by the subsidiaries. There were no draws on the loan during the three months ended March 31, 2018. At March 31, 2018, there were unamortized debt issuance fees of $0.3 million.

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

The loan requires us to comply with customary reporting and operating covenants applicable to RL Venture, including requirements relating to debt service loan coverage ratios. It also includes customary events of default. We were in compliance with all financial covenants at March 31, 2018.

On October 5, 2017, we announced that we would be marketing for sale the 11 RL Venture owned hotels while working to retain franchise agreements on these assets. In February 2018, five of the RL Venture properties were sold for $47.2 million. Immediately following the sales of the five hotels, our consolidated subsidiary RL Venture repaid $38.2 million in principal balance outstanding under the loan agreement with Pacific Western Bank, as required by the terms of the agreement. In April 2018, an additional RL Venture property sold for $5.5 million. Immediately following the sale of the hotel, RL Venture repaid $3.8 million in principal balance outstanding was paid under the loan agreement with Pacific Western Bank, as required by the terms of the agreement. See Note 20 for discussion of the April sale and associated debt repayment.

RL Baltimore

In April 2015, RL Baltimore obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by the Hotel RL Baltimore Inner Harbor. The initial principal amount of the loan was $10.1 million, and the lender agreed to advance an additional $3.2 million to cover expenses related to improvements to the hotel, which we drew during the year ended December 31, 2015. At March 31, 2018, there were unamortized debt issuance fees of $25,000.

Subsequent to quarter end, RL Baltimore executed the first one-year extension for this loan with a $67,000 fee. In connection with this extension, RLH Corporation agreed to allow RLS Balt Venture to transfer $2.0 million of costs owed to RLH Corporation for management fees and other operating costs into a preferred capital balance. The loan matures in May 2019 and has two additional one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.25%. Principal payments of $16,000 per month are required beginning in May 2018. See Note 4.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RL Baltimore under the loan agreement is generally non-recourse. However, the lender may obtain a monetary judgment against RL Baltimore if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations. RLH Corporation has guaranteed these recourse obligations of RL Baltimore and agreed to customary reporting and operating covenants. We were in compliance with these covenants at March 31, 2018.

RLH Atlanta

In September 2015, RLH Atlanta obtained a mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by a hotel adjacent to the Atlanta International Airport, which opened in April 2016 as the Red Lion Hotel Atlanta International Airport. The initial principal amount of the loan was $6.0 million, and the lender agreed to advance an additional $3.4 million to cover expenses related to improvements to the hotel, which we drew during the first quarter of 2016. At March 31, 2018, there were unamortized debt issuance fees of $35,000.

The loan matures in September 2018 and has two one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.35%. Monthly principal payments of $10,000 began in September 2017.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RLH Atlanta under the loan agreement is generally non-recourse. However, the lender may obtain a monetary judgment against RLH Atlanta if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations. RLH Corporation has guaranteed these recourse obligations of RLH Atlanta and agreed to customary reporting and operating covenants. We were in compliance with these covenants at March 31, 2018.

RLH DC

In October 2015, RLH DC obtained a new mortgage loan from Pacific Western Bank secured by the Hotel RL Washington DC. The initial principal amount of the loan was $15.2 million, and the lender agreed to advance an additional $2.3 million to cover expenses related to improvements to the hotel. We drew $1.5 million in additional funds during the year ended December 31, 2016. At December 31, 2016 the funds on the loan were fully disbursed. At March 31, 2018, there were unamortized debt issuance costs of $0.2 million.

The loan matures in October 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.55%. Monthly principal payments began in November 2017 in an amount that will repay the outstanding principal balance over a 25-year amortization period.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RLH DC under the loan agreement is generally non-recourse. However, the lender may obtain a monetary judgment against RLH DC if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations. RLH Corporation has guaranteed these recourse obligations of RLH DC and agreed to customary reporting and operating covenants. Subsequent to quarter end, RLH DC was not in compliance with certain financial loan covenants. An amendment to the loan was obtained on May 9, 2018. With the amendment, RLH Corporation provided approximately $450,000 to RLS DC Venture to be used as a principal payment on the debt to bring the loan into compliance with the loan to value debt covenant requirement. This funding was treated as preferred capital of RLS DC Venture. The loan was also amended to add a $4.5 million principal guarantee by RLH Corporation. The amendment also allows future debt service coverage ratio covenant defaults to be cured by an increase in the RLH Corporation principal guarantee. This option can be exercised a maximum of two times during the remaining term of the loan. See Note 4.

Contractual maturities for long-term debt outstanding at March 31, 2018, for the next five years are summarized by the year as follows (in thousands):

Year ending December 31,	Amount
2018 (remainder)	$33,988
2019	16,994
2020	23,067
2021	—
2022	—
Thereafter	—
Total	$74,049

9.	Derivative Financial Instruments

We enter into derivative transactions to hedge our exposure to interest rate fluctuations, and not for trading purposes. We manage our floating rate debt using interest rate caps in order to reduce our exposure to the impact of changing interest rates and future cash outflows for interest. We estimate the fair value of our interest rate caps via calculations that use as their basis readily available observable market parameters. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service, which is a Level 2 input. Changes in fair value of these instruments are recognized in interest expense on the Condensed Consolidated Statements of Comprehensive Income (Loss). At March 31, 2018 and December 31, 2017, the valuation of the interest rate caps resulted in the recognition of assets with minimal values both individually and in the aggregate, which are included within Other assets, net on the Condensed Consolidated Balance Sheets.

Subsidiary	Institution	Original Notional Amount	LIBOR Reference Rate Cap	Expiration
		(In millions)
RL Venture	Commonwealth Bank of Australia	$80.0	4%	January 2018
RLH Baltimore	Commonwealth Bank of Australia	$13.3	3%	May 2018
RLH Atlanta	SMBC Capital Markets, Inc.	$9.4	3%	September 2018
RLH DC	Commonwealth Bank of Australia	$17.5	3%	November 2018

The RL Venture interest rate cap expired in January 2018. We were in compliance with all requirements for RLH Baltimore, RLH Atlanta and RLH DC as of March 31, 2018. We received a waiver of compliance for RL Venture as of March 31, 2018. See Notes 19 and 20 for Assets Held for Sale and Subsequent Events.

10.	Operating and Capital Lease Commitments

We have both operating and capital leases in the normal course of business. The operating leases relate to five of our company operated hotel properties and our three administrative offices. We are obligated under capital leases for certain hotel equipment at our company operated hotel locations. The capital leases typically have a five-year term and are recorded in Other accrued liabilities and Deferred income and other long-term liabilities on the Condensed Consolidated Balance Sheets. The equipment assets are included within our property and equipment balance and are depreciated over the lease term.

Total future minimum payments due under all current term operating and capital leases at March 31, 2018, are as indicated below (in thousands):

Year ending December 31,	Total Lease Obligation	Operating Lease Obligation	Capital Lease Obligation
2018 (remainder)	$4,194	$3,871	$323
2019	4,849	4,503	346
2020	4,550	4,224	326
2021	2,846	2,676	170
2022	1,761	1,678	83
Thereafter	59,380	59,380	—
Total	$77,580	$76,332	$1,248

Total rent expense from continuing operations, under leases for the three months ended March 31, 2018 and 2017 were $1.5 million and $1.6 million, respectively, which represents the total of amounts shown within Hotel facility and land lease expense, as well as amounts included within Operating expenses for Franchised hotel, General and Administrative expenses, and within Discontinued operations on our Condensed Consolidated Statements of Comprehensive Income (Loss).

On October 5, 2017, we announced that we would be marketing for sale 11 of our owned hotels while working to retain franchise agreements on these assets. In February 2018, five of the RL Venture properties were sold and in April 2018, one of the RL Venture properties sold. There are $0.9 million of capital leases in the table related to the remaining hotels that are being marketed for sale. See Notes 19 and 20 for Assets Held for Sale and Subsequent Events.

11.	Commitments and Contingencies

At any given time we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a materially adverse effect on our consolidated financial position or net cash flow.

12.	Stock Based Compensation and Warrants

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

The 2015 Stock Incentive Plan (2015 Plan) authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The 2015 Plan was approved by our shareholders in 2015 and provided for awards of 1.4 million shares, subject to adjustments for stock splits, stock dividends and similar events. In May 2017, our shareholders approved an amendment to the 2015 Plan to authorize an additional 1.5 million shares, for a total authorized of 2.9 million shares. As of March 31, 2018, there were 1,170,792 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2015 Plan.

Stock based compensation expense reflects the fair value of stock based awards measured at grant date, including an estimated forfeiture rate, and is recognized over the relevant service period. For the three months ended March 31, 2018 and 2017 stock-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options	$17	$17
Restricted stock units	417	566
Performance stock units	77	—
Unrestricted stock awards	115	105
Employee stock purchase plan	14	8
Total stock-based compensation	$640	$696

Stock Options

Stock options issued are valued based upon the Black-Scholes option pricing model and we recognize this value as an expense over the periods in which the options vest. Use of the Black-Scholes option-pricing model requires that we make certain assumptions, including expected volatility, forfeiture rate, risk-free interest rate, expected dividend yield and expected life of the options, based on historical experience. Volatility is based on historical information with terms consistent with the expected life of the option. The risk free interest rate is based on the quoted daily treasury yield curve rate at the time of grant, with terms consistent with the expected life of the option. For the three months ended March 31, 2018 and 2017 there were no stock options granted.

A summary of stock option activity for the three months ended March 31, 2018, is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2018	90,827	$8.26
Options granted	—	—
Options exercised	—	—
Options forfeited	(4,432)	$8.74
Balance, March 31, 2018	86,395	$8.23
Exercisable, March 31, 2018	45,831	$8.26

Additional information regarding stock options outstanding and exercisable as of March 31, 2018, is presented below:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$8.20	81,130	7.99	2026	$8.20	$126	40,566	$8.20	$63
$8.74	5,265	0.14	2018	$8.74	5	5,265	$8.74	5
	86,395	7.51	2018-2026	$8.23	$131	45,831	$8.26	$68
(1) The aggregate intrinsic value, in thousands, is before applicable income taxes and represents the amount option recipients would have received if all options had been exercised on the last trading day of the first three months of 2018, or March 29, 2018, based upon our closing stock price of $9.75.

Restricted Stock Units, Shares Issued as Compensation

During the three months ended March 31, 2018 and 2017, we granted 251,913 and 318,815 unvested restricted stock units, respectively, to executive officers and other key employees, which typically vest 25% each year for four years on each anniversary of the grant date. While all of the shares are considered granted, they are not considered issued or outstanding until vested. As of March 31, 2018 and 2017, there were 1,324,927 and 1,235,035 unvested restricted stock units outstanding, respectively. Since we began issuing restricted stock units, approximately 21% of total restricted stock units granted have been forfeited.

A summary of restricted stock unit activity for the three months ended March 31, 2018, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2018	1,246,966	$7.27
Granted	251,913	$9.87
Vested	(146,348)	$7.22
Forfeited	(27,604)	$7.30
Balance, March 31, 2018	1,324,927	$7.73

We issued 146,348 shares of common stock to employees during the first three months of 2018 as their restricted stock units vested. Under the terms of the 2006 and 2015 plans and upon issuance, we authorized a net settlement of distributable shares to employees after consideration of individual employees' tax withholding obligations, at the election of each employee. The fair value of restricted stock that vested during the three months ended March 31, 2018 and 2017 was approximately $1.4 million and $0.7 million, respectively.

During the three months ended March 31, 2018 and 2017, we recognized $0.4 million and $0.6 million, respectively, in compensation expense related to these grants, and expect to recognize an additional $6.3 million in compensation expense over the remaining weighted average vesting periods of 34 months.

Performance Stock Units, Shares Issued as Compensation

In May 2017, we granted performance stock units (PSUs) to certain of our executives under the 2015 Plan. These PSUs include both performance vesting conditions and a service vesting condition. The performance vesting conditions are based on (1) an annual earnings goal tied to Adjusted EBITDA, with a 70% weighting, and (2) a goal tied to the number of signed franchise license agreements in the year, with a 30% weighting. Each performance condition has a minimum, a target and a maximum share amount based on the level of attainment of the performance condition. Compensation expense, net of estimated forfeitures, is calculated based on the estimated full year attainment of the performance conditions during the performance period and recognized on a straight-line basis over the performance and service periods. Based on these assumptions, PSU compensation expense recognized during the three months ended March 31, 2018 was $0.1 million. There was no PSU compensation expense recognized during the three months ended March 31, 2017. The remaining compensation expense related to PSUs of approximately $0.5 million will be recognized over the next 23 months. The PSUs vest upon achievement of the performance and service conditions, provided participants are employed by RLH Corporation at the end of the service periods. For the PSUs granted in May 2017, the service period ends in March 2020.

A summary of performance stock unit activity for the three months ended March 31, 2018, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2018	256,976	$6.45
Granted	295,065	$9.75
Vested	—	—
Forfeited	—	—
Canceled	(84,983)	$6.45
Balance, March 31, 2018	467,058	$8.53

Unrestricted Stock Awards

Unrestricted stock awards are granted to members of our Board of Directors as part of their compensation. Awards are fully vested and expense is recognized when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of the grant.

The following table summarizes unrestricted stock award activity for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Shares of unrestricted stock granted	11,689	12,426
Weighted average grant date fair value per share	$9.80	$8.45

Employee Stock Purchase Plan

In 2008, we adopted a new employee stock purchase plan (ESPP) upon expiration of our previous plan. Under the ESPP as approved in 2008, 300,000 shares of common stock were authorized for purchase by eligible employees. In May 2017, our shareholders authorized an additional 300,000 shares for a total of 600,000 shares authorized under the ESPP plan. As of March 31, 2018, 329,501 shares were available for grant. Eligible employees may purchase shares of our common stock at a 15% discount through payroll deductions. No employee may purchase more than $25,000 worth of shares, or more than 10,000 total shares, in any calendar year. As allowed under the ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. During the three months ended March 31, 2018 and 2017, there were 15,346 and 12,554 shares, respectively, issued, and approximately $14,000 and $8,000 was recognized in compensation expense related to the discount associated with the plan in each year, respectively.

	Three Months Ended March 31,
	2018	2017
Shares of stock sold to employees	15,346	12,554
Weighted average fair value per ESPP award	$6.29	$6.00

Warrants

In January 2015, in connection with Shelbourne Falcon’s purchase of equity interests in RL Venture, we issued Shelbourne warrants to purchase 442,533 shares of common stock. The warrants have a five-year term from the date of issuance and a per share exercise price of $6.78. The warrants have been classified as equity due to required share settlement upon exercise. Accordingly, the estimated fair value of the warrants was recognized in additional paid in capital upon issuance, and we do not recognize subsequent changes in fair value in our financial statements. As of March 31, 2018, all warrants were still outstanding.

13.	Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the three months ended March 31, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Numerator - basic and diluted:
Net income (loss) from continuing operations	$7,338	$(5,295)
Less: net (income) loss attributable to noncontrolling interests	(4,750)	1,519
Net income (loss) from continuing operations attributable to RLH Corporation	2,588	(3,776)
Net income from discontinued operations	—	172
Net income (loss) attributable to RLH Corporation for diluted earnings (loss) per share (1)	$2,588	$(3,604)

Denominator:
Weighted average shares - basic	24,101	23,469
Weighted average shares - diluted	25,166	23,469

Earnings (loss) per share - basic
Net income (loss) from continuing operations attributable to RLH Corporation	$0.11	$(0.16)
Net income from discontinued operations	—	0.01
Net income (loss) attributable to RLH Corporation	$0.11	$(0.15)

Earnings (loss) per share - diluted (1)
Net income (loss) from continuing operations attributable to RLH Corporation	$0.10	$(0.16)
Net income from discontinued operations	—	0.01
Net income (loss) attributable to RLH Corporation	$0.10	$(0.15)
(1) For the three months ended March 31, 2018, the effect of the fair value adjustment of share component of contingent consideration is excluded from the calculation of diluted earnings per share as it would be antidilutive. For the three months ended March 31, 2017, the effect of the fair value adjustment of share component of contingent consideration is excluded from the calculation of diluted earnings per share as RLH Corporation had a net loss from continuing operations for the period.

The following table presents options to purchase common shares, restricted stock units outstanding, performance stock units outstanding, warrants to purchase common shares and contingently issuable shares included in the earnings per share calculation, as well as the amount excluded from the dilutive earnings per share calculation if they were considered antidilutive, for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Stock Options(1)
Dilutive awards outstanding	7,837	—
Antidilutive awards outstanding	78,558	132,868
Total awards outstanding	86,395	132,868

Restricted Stock Units(2)
Dilutive awards outstanding	787,273	—
Antidilutive awards outstanding	537,654	1,235,035
Total awards outstanding	1,324,927	1,235,035

Performance Stock Units(3)
Dilutive awards outstanding	120,854	—
Antidilutive awards outstanding	223,554	—
Total awards outstanding	344,408	—

Warrants(4)
Dilutive awards outstanding	148,945	—
Antidilutive awards outstanding	293,588	442,533
Total awards outstanding	442,533	442,533

Shares for Vantage Contingent Consideration(5)
Dilutive awards outstanding	—	—
Antidilutive awards outstanding	276,000	690,000
Total awards outstanding	276,000	690,000

Total dilutive awards outstanding	1,064,909	—
(1) For the three months ended March 31, 2018, there were 7,837 stock options considered dilutive. The remaining 78,558 stock options as of March 31, 2018, as well as all stock options for the three months ended March 31, 2017 were anti-dilutive as a result of the RLH Corporation weighted average share price during the reporting periods, in addition to the net loss from continuing operations for the three months ended March 31, 2017. If we had reported net income for the three months ended March 31, 2017 then 132,868 stock options would have been dilutive.
(2) For the three months ended March 31, 2018 there were 787,273 restricted stock units considered dilutive. The remaining 537,654 units as of March 31, 2018 were anti-dilutive. If we had reported net income for the three months ended March 31, 2017 then 375,260 units would have been dilutive.
(3) For the three months ended March 31, 2018 there were 120,854 performance stock units dilutive. The remaining 223,554 units as of March 31, 2018 were anti-dilutive. Performance stock units are not included in the weighted average diluted shares outstanding until the performance targets have been met. There were no performance stock units during the three months ended March 31, 2017. Performance targets relate to total company annual earnings and the number of new franchise agreements signed.
(4) For the three months ended March 31, 2018, there were 148,945 warrants considered dilutive. The remaining 293,588 warrants as of March 31, 2018 were anti-dilutive. For the three months ended March 31, 2017 all warrants were anti-dilutive due to the net loss from continuing operations attributable to RLH Corporation in the reporting period. If we had reported net income for the three months ended March 31, 2017 then 49,665 units would have been dilutive.
(5) As part of the Vantage acquisition, up to an additional 690,000 shares could be issued with the one-year and two-year contingent consideration earn outs (see Note 17). These shares are not included in basic shares outstanding until the period the contingency is resolved, which was September 30, 2017 for the 414,000 shares related to the year-one contingent consideration earn out. We settled the first portion of contingent consideration due in January 2018 in the amount of (i) $4.0 million cash and (ii) 414,000 shares of the Company's common stock. We may be required to pay additional consideration following September 2018 for the second and final portion of the Vantage contingent consideration in an aggregate amount of up to (i) $3.0 million in cash and (ii) 276,000 shares of the Company's common stock. For purposes of calculating earnings per share, the income or expense recognized during the period that is related to the changes in the fair value of the share component of the contingent consideration is added back to net income/loss in order to determine if the shares are dilutive. For the three months ended March 31, 2018, all of the contingent consideration shares were anti-dilutive. For the three months ended March 31, 2017, all of the contingent consideration shares were anti-dilutive due to the net loss from continuing operations attributable to RLH Corporation in the reporting period. If we had reported net income for the three months ended March 31, 2017, then all of the contingent consideration shares would have been dilutive.

14.	Income Taxes

We recognized an income tax provision for continuing operations of $135,000 and $77,000 for the three months ended March 31, 2018 and 2017. The income tax provision varies from the statutory rate primarily due to a partial valuation allowance against our deferred assets, as well as for deferred tax expense associated with our acquired indefinite-lived intangible assets, which are amortized for tax purposes but not for U.S. GAAP purposes.

We have federal operating loss carryforwards, which will expire beginning in 2032, state operating loss carryforwards, which will expire beginning in 2019, and tax credit carryforwards, which will begin to expire in 2024.

15.	Fair Value

Applicable accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). We measure our assets and liabilities using inputs from the Level 1, Level 2 and Level 3 of the fair value hierarchy.

Estimated fair values of financial instruments (in thousands) are shown in the table below. We estimate the fair value of our notes receivable using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. We estimate the fair value of our long-term debt and capital lease obligations using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. The fair values provided below are not necessarily indicative of the amounts we or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration. Cash, Restricted cash, and Accounts receivable carrying values approximate fair value due to the short-term nature of these items.

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$1,239	$1,239	$1,098	$1,098
Financial liabilities:
Total debt	$74,049	$74,146	$112,522	$112,117
Total capital lease obligations	$1,248	$1,248	$1,409	$1,409

16.	Related Party Transactions

All four of our joint ventures - RL Venture, RLS Atla Venture, RLS Balt Venture and RLS DC Venture - have agreed to pay to Shelbourne Capital, LLC (Shelbourne Capital) an investor relations fee each month equal to 0.50% of its total aggregate revenue. Shelbourne Capital is the entity that leads Shelbourne Falcon, Shelbourne Falcon II, Shelbourne Falcon III and Shelbourne Falcon IV, the minority interest holder in these joint ventures. The amount Shelbourne Capital earned from all four joint ventures during the three months ended March 31, 2018 and 2017 totaled $76,000 and $90,000, respectively. Columbia Pacific Opportunity Fund, LP, one of our largest shareholders, is an investor in Shelbourne Falcon, our minority partner in RL Venture. During the three months ended March 31, 2018 and 2017, Shelbourne Capital earned $62,000 and $75,000 from RL Venture in each period.

Effective March 2016, our wholly owned subsidiary, RL Management entered into a one-year contract to manage the Hudson Valley Resort and Spa, a hotel located in Kerhonkson, New York. Following the initial one-year term, we continue to manage the property on a month-to-month basis. The hotel is owned by HNA Hudson Valley Resort & Training Center LLC, an affiliate of HNA RLH Investments LLC, one of our largest shareholders, and is controlled by HNA Group North America LLC, for which Enrico Marini Fichera, one of our directors, serves as the Head of Investments. Under that contract, our subsidiary is entitled to a monthly management fee equal to $8,333 or three percent of the hotel’s gross operating revenues, whichever is greater. During the three months ended March 31, 2018 and 2017, we recognized management fee revenue from HNA Hudson Valley Resort & Training Center LLC of $25,000 and $21,000, respectively.

The total amounts receivable from related parties, primarily related to hotel management agreements, were $1.9 million and $1.5 at March 31, 2018 and December 31, 2017, and are classified within Accounts receivable from related parties on our Condensed Consolidated Balance Sheets.

On September 30, 2016, we completed our acquisition of the operating assets and assumption of certain liabilities (the Assets) relating to specified hotel brands and brand extensions from Thirty-Eight Street, Inc. (TESI), Vantage Hospitality Group, Inc. (Vantage Hospitality) and certain other parties, pursuant to an Asset Purchase Agreement dated September 13, 2016 (the Purchase Agreement). The Assets were acquired for $22.6 million in cash, after the working capital adjustment, and the issuance of 690,000 shares of the Company’s common stock. Of the cash consideration, $10.3 million (less approximately $250,000 that was placed into an indemnity escrow account) was paid to Vantage Hospitality, and the balance of $12.3 million was paid to TESI. The 690,000 shares of the Company’s common stock were issued to TESI. In connection with the acquisition of the Assets, our board appointed Bernard T. Moyle as our Executive Vice President and Chief Operating Officer and Roger J. Bloss as our Executive Vice President and President of Global Development.

We have been informed that each of Messrs. Bloss and Moyle holds 50% of the outstanding common shares of TESI. Pursuant to the Purchase Agreement’s post-closing contingent consideration provisions, upon the achievement of certain performance measures as of the first and second anniversaries of the closing date, additional consideration was to be paid to TESI. TESI is entitled to earn additional consideration if certain performance measures have been met as of the second anniversary of the closing date in an aggregate amount of up to (i) $3.0 million in cash and (ii) 276,000 shares of the Company’s common stock (the Second Earn-out Payment). The minimum cash payout at the second anniversary is $1.0 million. Each of them has an interest in the Second Earn-out Payment. If paid, the approximate dollar value of each of their interests in the Second Earn-out Payment would be $1.4 million of cash consideration and $1.4 million in stock (based upon the $9.75 closing sale price for the Company’s common stock as of March 30, 2018). All of the amounts disclosed in this paragraph assume that the dollar values of the interests of Messrs. Bloss and Moyle are equal to their percentage ownership of the common shares of TESI times the consideration being paid. There may be liabilities of TESI or other factors that could result in the actual monetary benefit derived by each of Messrs. Bloss and Moyle from the consideration payable to TESI being more or less than the amounts disclosed. As of March 31, 2018, the estimated fair value of the remaining contingent consideration (Year 2) is $5.4 million.

In accordance with the Purchase Agreement, after the first anniversary of the closing date, we issued in January 2018 to TESI $4.0 million in cash and 414,000 shares of the Company's common stock.

Messrs. Bloss and Moyle each additionally indirectly own a 5.7% equity interest in a limited liability company that owns the Lexington Hotel and Conference Center in Jacksonville, Florida. During the three months ended March 31, 2018 and 2017, the Company billed the property approximately $84,000 and $58,000, respectively, for franchise fees and direct services, including royalty and marketing. This hotel, along with the Lexington Inn & Suites, Daytona Beach and the ABVI Las Vegas, are managed by Cal-Vegas, Ltd. (Cal-Vegas), of which TESI (owned by Messrs. Bloss and Moyle) is the General Partner and holds a 2% general partner interest, and Mr. Moyle serves as the Chief Operating Officer and Chief Financial Officer. The Company and Cal-Vegas are not parties to any agreement with respect to these properties, as the management contracts are between Cal-Vegas and the Company’s franchisees, who are unrelated third parties. Cal-Vegas, Ltd. is also the lessee of the ABVI Las Vegas hotel. Franchise fees billed by the Company to each of these properties during the three months ended March 31, 2018 and 2017 were as follows: Lexington Inn & Suites, Daytona Beach, $18,000 for each year, and ABVI Las Vegas, $728 and $150, respectively.

17.	Business Acquisition

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

The contingent consideration is measured at each anniversary date independent of the other measurement period and is recorded as a liability due to the expected payment of cash and a variable number of shares. Changes in the obligation are recognized within Acquisition and integration costs on our Condensed Consolidated Statements of Comprehensive Income (Loss). At each reporting period, we are required to assess the fair value of the liability and record any changes in fair value in our Condensed Consolidated Statement of Comprehensive Income (Loss). For the first quarter 2018, we recognized $0.1 million in expense associated with our updated assessment, including the impact of the change in fair value of the share component of the contingent consideration (classified within Acquisition and integration costs on our Condensed Consolidated Statements of Comprehensive Income (Loss)), as the result of the $0.10 per share decrease in our stock price as well as a change in probability from December 31, 2017 to March 31, 2018.

Following the closing of the acquisition Roger J. Bloss and Bernard T. Moyle were appointed to executive management positions at RLH Corporation, and Messrs. Bloss and Moyle also have ownership interests in TESI. Therefore, the contingent consideration obligations are classified as related party liabilities within our Condensed Consolidated Balance Sheets. See Note 16.

In accordance with the Purchase Agreement, after the first anniversary of the closing date, we issued in January 2018 to TESI $4.0 million in cash and 414,000 shares of the Company's common stock. We may be required to pay additional consideration following September 2018 for the second and final portion of the Vantage contingent consideration in an aggregate amount of up to (i) $3.0 million in cash and (ii) 276,000 shares of the Company’s common stock. The minimum payment amount is $1.0 million. As of March 31, 2018, the estimated fair value of the remaining contingent consideration (Year 2) is $5.4 million.

18.	Discontinued Operations

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

The following summarizes the results of the entertainment segment included in the Condensed Consolidated Statements of Comprehensive Income (Loss) as discontinued operations (in thousands).

Three Months Ended
March 31, 2017
Entertainment revenue	$3,379
Operating expenses:
Entertainment	3,084
Depreciation and amortization	33
Total operating expenses	3,117
Operating income (loss)	262
Income tax expense (benefit)	(90)
Income (loss) from discontinued operations	$172

The following table represents the cash flow items associated with discontinued operations of the entertainment segment for the three months ended March 31, 2017 (in thousands).

Depreciation and amortization	$33
Capital expenditures	$4,893

19.	Assets Held for Sale

RL Venture Hotels

On October 5, 2017, we announced that we would be marketing for sale 11 of our owned hotels while working to retain franchise agreements on these assets. This is consistent with our previously stated business strategy to focus on moving towards operations as primarily a franchise company. The properties are all within the RL Venture joint venture.

Based on RLH Corporation and RL Venture joint venture approval of non-binding letters of intent (LOIs) or approval to negotiate LOIs under proposed terms, we classified the following two properties as held for sale at March 31, 2018:

1.	Red Lion Inn & Suites Bend, Oregon

2.	Red Lion Templin’s Hotel on the River, Post Falls, Idaho

At December 31, 2017, based on RLH Corporation and RL Venture joint venture approval of non-binding letters of intent (LOIs) or approval to negotiate LOIs under proposed terms at that time, we classified the following six properties as held for sale:

1.	Red Lion Inn & Suites Bend, Oregon

2.	Red Lion Hotel Richland Hanford House, Washington

3.	Red Lion Hotel Redding, California

4.	Red Lion Hotel Eureka, California

5.	Red Lion Hotel Boise Downtowner, Idaho

6.	Red Lion Templin’s Hotel on the River, Post Falls, Idaho

The following table presents the assets of the Hotel business segment included in the Condensed Consolidated Balance Sheet as Assets held for sale at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Inventories	$44	$156
Property and equipment, net	12,342	34,143
Other assets, net	60	60
Assets held for sale	$12,446	$34,359

The results of operations of the two properties in Assets Held for Sale at March 31, 2018 are not considered to be discontinued operations as the prospective sales are not considered a strategic shift due to the significance of the remaining hotel operations. The following table presents the financial results of these assets for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Pre-tax income (loss)	$(207)	$(324)
Net (income) loss attributable to noncontrolling interest	(93)	(146)
Net income (loss) attributable to RLH Corporation	$(114)	$(178)

20.	Subsequent Events

Knights Inn brand acquisition

On April 3, 2018, Red Lion Hotels Franchising, Inc. (RLH Franchising), a wholly-owned subsidiary of RLH Corporation entered into a purchase agreement with Knights Franchise Systems, Inc., a Delaware corporation (KFS), Wyndham Hotel Group, LLC, a Delaware limited liability company and the sole stockholder of KFS (WHG) and the other signatories thereto (such other signatories collectively, the Asset Sellers), pursuant to which RLH Franchising has agreed, subject to the terms and conditions of the Purchase Agreement, to purchase from WHG all of the issued and outstanding shares of capital stock of KFS and certain operating assets from, and assume certain liabilities of, the Asset Sellers relating to the business of franchising Knights Inn branded hotels to hotel owners.

The aggregate purchase price of $27 million is subject to adjustment for cash, unpaid indebtedness, unpaid transaction expenses and working capital transferred to RLH Franchising at closing. A non-refundable deposit of $3.0 million was made on April 30, 2018. The remaining purchase price will be paid in cash at closing. The transaction is expected to close in the second quarter of 2018, subject to customary closing conditions.

Sale of Bend Property

On April 12, 2018, RL Bend, LLC completed the sale of the Red Lion Inn and Suites Bend, in Bend, Oregon. The sale price for the hotel was $5.5 million, which was paid in cash at closing. At closing, the purchaser entered into a franchise agreement with Red Lion Hotels Franchising, Inc., a wholly owned subsidiary of Red Lion Hotels Corporation (RL Franchising). The franchise will initially continue to operate the Bend hotel under the Red Lion Inn and Suites brand, but the franchise agreement does allow for the conversion of the hotel to the Signature Inn brand. The franchise agreement provides for a 20-year term and the payment of monthly royalty and program fees set at a percentage of the hotel’s gross room revenue under the Red Lion brand, and a flat monthly per room fee under the Signature Inn brand. The franchisee may terminate the franchise agreement without penalty on June 1, 2021 or June 1, 2031, by providing at least 90 days’ notice of termination. Red Lion Hotels Franchising may terminate the franchise agreement without cause annually by providing notice to the franchisee of termination no later than March 3 of each year. Termination of the franchise agreement by RL Franchising upon default of the franchisee, or termination of the agreement by the franchisee without cause, will require the franchisee to pay a termination fee.

The estimated gain from the sale of the hotel is $2.0 million. Immediately following the sale of the hotel, our consolidated subsidiary RL Venture repaid $3.8 million in principal balance outstanding under its loan agreement with Pacific Western Bank, as required by the terms of the agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “seek”, “should”, “will” and similar expressions or their negatives are used in this quarterly report, these are forward-looking statements. Many possible events or factors, including those discussed in “Risk Factors” under Item 1A of our annual report on Form 10-K for the year ended December 31, 2017, which we filed with the Securities and Exchange Commission (SEC) on April 2, 2018, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements.

In this report, "we", "our", "us", "our company", "RLHC" and "RLH Corporation" refer to Red Lion Hotels Corporation, doing business as RLH Corporation, and as the context requires all of its consolidated subsidiaries as follows:

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

The terms "the network", "systemwide hotels", "system of hotels" or "network of hotels" refer to our entire group of owned, managed and franchised hotels.

The following discussion and analysis should be read in connection with our unaudited condensed consolidated financial statements and the condensed notes thereto and other financial information included elsewhere in this quarterly report, as well as in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2017, which are included in our annual report on Form 10-K for the year ended December 31, 2017.

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
• Settle Inn
• Americas Best Value Inn
• Canadas Best Value Inn
• Signature and Signature Inn
• Country Hearth Inns & Suites

A summary of our properties as of March 31, 2018, including the approximate number of available rooms, is provided below:

	Franchised		Company Operated		Total Systemwide
	Hotels	Total Available Rooms	Hotels	Total Available Rooms	Hotels	Total Available Rooms
Beginning quantity, January 1, 2018	1,061	65,200	21	4,300	1,082	69,500
Newly opened properties	22	2,200	—	—	22	2,200
Terminated properties(1)	(34)	(3,200)	—	—	(34)	(3,200)
Change from company operated to franchised	5	1,000	(5)	(1,000)	—	—
Ending quantity, March 31, 2018	1,054	65,200	16	3,300	1,070	68,500

Executed franchise license and management agreements, three months ended March 31, 2018:
New franchise / management agreements	26	3,500	—	—	26	3,500
Renewals / changes of ownership	16	1,000	—	—	16	1,000
Change from company operated to franchised	5	1,000	(5)	(1,000)	—	—
Total executed franchise license and management agreements, three months ended March 31, 2018	47	5,500	(5)	(1,000)	42	4,500
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

On October 3, 2017, we completed the sale of certain specified liabilities and substantially all of the assets of our entertainment segment, previously composed of WestCoast Entertainment and TicketsWest, including ticketing agreements and engagement agreements with various entertainment venues, teams and artists located throughout the Western United States. As such, the results of the entertainment segment are reported as discontinued operations and the assets and liabilities are classified as held for sale for all periods presented in this quarterly report on Form 10-Q. See Note 18 Discontinued Operations within Item 1. Financial Statements.

On October 5, 2017, we announced that we would be marketing for sale 11 of our owned hotels while working to retain franchise agreements on these assets. This is consistent with the Company’s previously stated business strategy to focus on moving towards operations as primarily a franchise company. Based on a preliminary review of the market, if all 11 hotels are sold we estimate the aggregate sale value currently between $160 and $175 million. We expect that the completion of these sales would allow the company to significantly reduce or eliminate long-term debt and to increase cash reserves for future franchise agreement growth initiatives. In February 2018, five hotels owned by our consolidated subsidiary RL Venture were sold for $47.2 million. Immediately following the sales of the five hotels, RL Venture repaid $38.2 million in principal balance outstanding under its loan agreement with Pacific Western Bank, as required by the terms of the agreement. In April 2018, an additional RL Venture property sold for $5.5 million. Immediately following the sale of the one hotel, RL Venture repaid $3.8 million in principal balance outstanding under the loan agreement with Pacific Western Bank, as required by the terms of the agreement. See Notes 19 and 20 for Assets Held for Sale and Subsequent Events within Item 1. Financial Statements.

On April 3, 2018, Red Lion Hotels Franchising, Inc., a wholly-owned subsidiary of RLH Corporation (RLH Franchising) entered into a purchase agreement with Knights Franchise Systems, Inc., a Delaware corporation (KFS), Wyndham Hotel Group, LLC, a Delaware limited liability company and the sole stockholder of KFS (WHG) and the other signatories thereto (such other signatories collectively, the Asset Sellers), pursuant to which RLH Franchising has agreed, subject to the terms and conditions of the Purchase Agreement, to purchase from WHG all of the issued and outstanding shares of capital stock of KFS and certain operating assets from, and assume certain liabilities of, the Asset Sellers relating to the business of franchising Knights Inn branded hotels to hotel owners. The aggregate purchase price of $27 million is subject to adjustment for cash, unpaid indebtedness, unpaid transaction expenses and working capital transferred to RLH Franchising at closing. A non-refundable deposit of $3.0 million was made on April 30, 2018. The remaining purchase price will be paid in cash at closing. The transaction is expected to close in the second quarter of 2018, subject to customary closing conditions.

Overview

Total revenue for the three months ended March 31, 2018 decreased $3.5 million, or 10%, compared with the same period in 2017, driven by the decrease in company operated hotels segment as well as our franchised hotels segment.

Revenue per available room (RevPAR) systemwide mid-scale decreased 0.5% for the three months ended March 31, 2018 when compared with the same periods in 2017. The RevPAR decrease for the first quarter was primarily driven by degradation of 0.3% in Average Daily Rate (ADR) as well as 10 basis points in lower occupancy.

Results of Operations

A summary of our Condensed Consolidated Statements of Comprehensive Income (Loss) is provided below (in thousands):

	Three Months Ended March 31,
	2018	2017
Total revenue	$33,039	$36,581
Total operating expenses	23,477	40,016
Operating income (loss)	9,562	(3,435)
Other income (expense):
Interest expense	(2,247)	(1,958)
Other income (loss), net	158	175
Income (loss) from continuing operations before taxes	7,473	(5,218)
Income tax expense	135	77
Net income (loss) from continuing operations	7,338	(5,295)
Net income from discontinued operations, net of tax	—	172
Net income (loss)	7,338	(5,123)
Less net (income) loss attributable to noncontrolling interests	(4,750)	1,519
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	$2,588	$(3,604)

Non-GAAP Financial Measures (1)
EBITDA from continuing operations	$14,112	$1,250
Adjusted EBITDA from continuing operations	$421	$1,172
Adjusted net income (loss)	$(6,353)	$(5,373)
(1) The definitions of "EBITDA", "Adjusted EBITDA" and "Adjusted net income (loss)" and how those measures relate to net income (loss) are discussed and reconciled under Reconciliation of Non-GAAP Financial Measures below.

For the three months ended March 31, 2018, we reported net income of $7.3 million, which included $13.9 million gain on asset dispositions related to the sale of five hotels, $0.1 million of employee separation costs, and $0.1 million of acquisition and integration costs. For the three months ended March 31, 2017, we reported net loss of $5.1 million, which included a reduction in the acquisition and integration costs of $0.2 million, and $0.1 million for the CFO transition and other one-time professional services costs.

The above special items are excluded from operating results in Adjusted EBITDA and adjusted net income (loss). For the three months ended March 31, 2018, Adjusted EBITDA from continuing operations was $0.4 million compared with $1.2 million in 2017.

Non-GAAP Financial Measures

EBITDA is defined as net income (loss), before interest, taxes, depreciation and amortization. We believe it is a useful financial performance measure due to the significance of our long-lived assets and level of indebtedness.

Adjusted EBITDA and Adjusted net income (loss) are additional measures of financial performance. We believe that the inclusion or exclusion of certain special items, such as gains and losses on asset dispositions and impairments and discontinued operations, is necessary to provide the most accurate measure of core operating results and as a means to evaluate comparative results.

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

Comparable hotels are defined as properties that were operated by our company for at least one full calendar year as of the beginning of the current year other than hotels for which comparable results were not available. Comparable results excludes five hotels, all of which were sold and converted to franchise agreements in the first quarter of 2018 in RL Venture sales transactions. In addition, we exclude revenue earned and expenses incurred related to our hotel management agreements.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$7,338	$(5,123)
Depreciation and amortization	4,392	4,510
Interest expense	2,247	1,958
Income tax expense	135	77
Net income from discontinued operations (4)	—	(172)
EBITDA from continuing operations	14,112	1,250
Acquisition and integration costs (1)	104	(175)
Employee separation and transition costs (2)	131	97
Gain on asset dispositions (3)	(13,926)	—
Adjusted EBITDA from continuing operations	421	1,172
Net income from discontinued operations (4)	—	172
Depreciation and amortization of discontinued operations	—	33
Income tax expense (benefit) from discontinued operations	—	90
Adjusted EBITDA from discontinued operations	—	295
Adjusted EBITDA from continuing & discontinued operations	421	1,467
Adjusted EBITDA attributable to noncontrolling interests	(453)	(671)
Adjusted EBITDA attributable to RLH Corporation	$(32)	$796

(1)  Net expenses for 2018 and 2017 are associated with the Vantage acquisition. All acquisition costs and changes in the fair value and probability of contingent consideration are included within Acquisition and integration costs on the Condensed Consolidated Statements of Comprehensive Income (Loss).

(2) The costs recognized in 2018 relate to employee separation, and the costs recognized in 2017 consisted of legal and consulting services associated with the CFO transition.
(3)  On October 5, 2017, we announced that we would be marketing for sale 11 of our owned hotels while working to retain franchise agreements on these assets. In February 2018, five of the RL Venture properties were sold for a gain.

(4)  On October 3, 2017, the Company completed the sale of its entertainment segment. Based on this sale, the results of operations of the entertainment segment are reported as discontinued operations for all periods presented.

The following is a reconciliation of Adjusted net income (loss) to net income (loss) for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$7,338	$(5,123)
Acquisition and integration costs (1)	104	(175)
Employee separation and transition costs (2)	131	97
Gain on asset dispositions (3)	(13,926)	—
Net income from discontinued operations (4)	—	(172)
Adjusted net income (loss)	$(6,353)	$(5,373)

(1)  Net expenses for 2018 and 2017 are associated with the Vantage acquisition. All acquisition costs and changes in the fair value and probability of contingent consideration are included within Acquisition and integration costs on the Condensed Consolidated Statements of Comprehensive Income (Loss).

(2) The costs recognized in 2018 relate to employee separation, and the costs recognized in 2017 consisted of legal and consulting services associated with the CFO transition.
(3)  On October 5, 2017, we announced that we would be marketing for sale 11 of our owned hotels while working to retain franchise agreements on these assets. In February 2018, five of the RL Venture properties were sold for a gain.

(4)  On October 3, 2017, the Company completed the sale of its entertainment segment. Based on this sale, the results of operations of the entertainment segment are reported as discontinued operations for all periods presented.

The following is a reconciliation of comparable company operated hotel revenue, expenses and operating profit (in thousands):

	Three Months Ended March 31,
	2018	2017
Company operated hotel revenue	$22,003	$24,696
less: revenue from sold and closed hotels	(2,957)	(5,573)
less: revenue from hotels without comparable results	—	—
less: revenue from managed properties	(213)	(201)
Comparable company operated hotel revenue	$18,833	$18,922

Company operated hotel operating expenses	$19,547	$21,478
less: operating expenses from sold and closed hotels	(3,125)	(5,278)
less: operating expenses from hotels without comparable results	—	—
less: operating expenses from managed properties	(165)	(150)
Comparable company operated hotel operating expenses	$16,257	$16,050

Company operated hotel direct operating profit	$2,456	$3,218
less: operating profit from sold and closed hotels	168	(295)
less: operating profit from hotels without comparable results	—	—
less: operating profit from managed properties	(48)	(51)
Comparable company operated hotel direct operating profit	$2,576	$2,872
Comparable company operated hotel direct operating margin %	13.7%	15.2%

Revenues

A detail of our revenues from continuing operations for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Company operated hotels	$22,003	$24,696
Other revenues from managed properties	893	926
Franchised hotels	10,123	10,904
Other	20	55
Total revenues	$33,039	$36,581

Three months ended March 31, 2018 and 2017

During three months ended March 31, 2018, revenue from our company operated hotel segment decreased $2.7 million or 11% compared with the same period in 2017. The decrease was driven primarily by the sale of five of our company-operated hotels and the transition of those properties to franchise agreements.

On a comparable hotel basis, excluding the results of sold and closed properties and hotels for which comparable results were not available, revenue from our company operated hotel segment decreased by $0.1 million for the three months ended March 31, 2018 compared with the same period in 2017 primarily due to a slight decrease in ADR.

Revenue from our franchised hotels segment decreased $0.8 million to $10.1 million in the three months ended March 31, 2018 compared with the same period in 2017. This decrease was primarily due to a decrease in franchise hotel count.

Comparable Hotel Revenue (Non-GAAP Data)

Comparable hotels are defined as properties that were operated by our company for at least one full calendar year as of the beginning of the current year other than hotels for which comparable results were not available. Comparable results excludes five hotels, all of which were sold and converted to franchise agreements in the first quarter of 2018 in RL Venture sales transactions. In addition, we exclude revenue earned and expenses incurred related to our hotel management agreements.

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

Average occupancy, ADR and RevPAR statistics are provided below on a comparable basis.

Comparable Hotel Statistics (1)
	Three Months Ended March 31,
	2018				2017
	Average Occupancy(2)		ADR(3)	RevPAR(4)	Average Occupancy(2)	ADR(3)	RevPAR(4)
Systemwide - Midscale	53.3%		$90.74	$48.39	53.4%	$90.99	$48.64

Change from prior comparative period:	Average Occupancy(2)		ADR(3)	RevPAR(4)
Systemwide - Midscale	(10)	bps	(0.3)%	(0.5)%

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

•
Comparable hotels are hotels that have been owned, leased, managed or franchised by us and were in operation for at least one full calendar year as of the beginning of the reporting period other than hotels for which comparable results were not available.

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

Future midscale franchise segment revenues are primarily generated from franchise fees that are based on a percentage of room revenue, as has been the historical revenue model for the company. Future economy franchise segment revenues are primarily generated from fixed-fee arrangements based on hotel room counts. Our franchised economy room count decreased from approximately 54,900 rooms at December 31, 2017 to approximately 53,800 rooms at March 31, 2018, as we continue to focus on eliminating hotels that do not meet RLH Corporation's hotel standards.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, depreciation and amortization, hotel facility and land lease expense, gain or loss on asset dispositions, general and administrative expenses and acquisition and integration costs.

Our operating expenses from continuing operations for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Company operated hotels	$19,547	$21,478
Other costs from managed properties	893	926
Franchised hotels	7,901	8,532
Other	(7)	4
Depreciation and amortization	4,392	4,510
Hotel facility and land lease	1,204	1,201
Gain on asset dispositions, net	(14,043)	(119)
General and administrative expenses	3,486	3,659
Acquisition and integration costs	104	(175)
Total operating expenses	$23,477	$40,016

Comparable Hotel Expenses (Non-GAAP Data)

Our comparable hotel operating expenses for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Company operated hotel operating expenses	$19,547	$21,478
less: operating expenses from sold and closed hotels	(3,125)	(5,278)
less: operating expenses from hotels without comparable results	—	—
less: operating expenses from managed properties	(165)	(150)
Comparable company operated hotel operating expenses	$16,257	$16,050

Comparable hotels are defined as properties that were operated by our company for at least one full calendar year as of the beginning of the current year other than hotels for which comparable results were not available. Comparable results excludes five hotels, all of which were sold and converted to franchise agreements in the first quarter of 2018 in RL Venture sales transactions. In addition, we exclude revenue earned and expenses incurred related to our hotel management agreements.

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

Three months ended March 31, 2018 and 2017

Direct company operated hotel expenses were $19.5 million and $21.5 million in the first three months of 2018 and 2017, lower primarily due to the sale of five properties in the first quarter of 2018. On a comparable basis, direct company operated hotel expenses were relatively flat at $16.3 million in the three month period ended March 31, 2018 compared with $16.1 million in the same period in 2017.

Direct expenses for the franchised hotels in the first three months of 2018 decreased $0.6 million compared with the same period of 2017, primarily driven by cost reduction efforts.

Depreciation and amortization expenses were consistent at $4.4 million for the first three months of 2018 compared with $4.5 million for the same period in 2017.

Hotel facility and land lease costs were flat for the first three months of 2018 compared with 2017.

Gain on asset dispositions, net increased $13.9 million in the three months ended March 31, 2018 compared with 2017 due to the sale of five company operated hotels in February 2018.

General and administrative expenses decreased by $0.2 million in the three months ended March 31, 2018 compared with 2017, primarily due to cost reduction efforts.

Acquisition and integrations costs were higher by $0.3 million in the first three months of 2018 compared with 2017. In 2018, we recognized expense for the increase in fair value of the contingent consideration for the Vantage acquisition.

Interest Expense

Interest expense increased $0.3 million during the three months ended March 31, 2018 compared with the same period in 2017. The increase was primarily driven by accelerated amortization of debt discount fees related to prepayment of debt with hotel asset sales.

Other Income (Expense), net

Other income (expense), net was flat at $0.2 million in the first quarter of 2018 compared with the first quarter of 2017.

Income Taxes

For the three months ended March 31, 2018, we reported income tax expense of $135,000 compared with income tax expense of $77,000 for the same period in 2017. The income tax provisions vary from the statutory rate primarily due to a valuation allowance against our deferred tax assets. Due to changes in the tax laws associated with the enactment of the 2017 Tax Cuts and Jobs Act, RLH Corporation has determined that a full valuation allowance is no longer required. See Note 14 Income Taxes within Item 1. Financial Statements.

Discontinued Operations

On October 3, 2017, we completed the sale of certain specified liabilities and substantially all of the assets of our entertainment segment, previously composed of WestCoast Entertainment and TicketsWest, including ticketing agreements and engagement agreements with various entertainment venues, teams and artists located throughout the Western United States. As such, the results of the entertainment segment are reported as discontinued operations for all periods presented in this quarterly report on Form 10-Q. See Note 18 Discontinued Operations within Item 1. Financial Statements.

Assets Held for Sale

On October 5, 2017, RLH Corporation announced the marketing for sale of 11 hotel properties. As of that date, RLH operated 20 hotels, with an additional managed property added during October 2017 for a total of 21 hotels in its company operated hotels operating segment. The 11 properties are within the RL Venture joint venture, our consolidated subsidiary. These 11 properties are being marketed for sale to see if they have been stabilized following the renovations and if the current market conditions are favorable for sale. As of March 31, 2018, following the sale of five hotels during the quarter, RLH Corporation had a total of 16 hotels in our company operated hotels operating segment.

Based on RLH Corporation and RL Venture joint venture approval of non-binding letters of intent (LOIs) or approval to negotiate LOIs under proposed terms, we classified the following two properties as held for sale at March 31, 2018:

1.	Red Lion Inn & Suites Bend, Oregon

2.	Red Lion Templin’s Hotel on the River, Post Falls, Idaho

At December 31, 2017, based on RLH Corporation and RL Venture joint venture approval of LOIs or approval to negotiate LOIs under proposed terms at that time, we classified the following six properties as held for sale:

1.	Red Lion Inn & Suites Bend, Oregon

2.	Red Lion Hotel Richland Hanford House, Washington

3.	Red Lion Hotel Redding, California

4.	Red Lion Hotel Eureka, California

5.	Red Lion Hotel Boise Downtowner, Idaho

6.	Red Lion Templin’s Hotel on the River, Post Falls, Idaho

The results of operations of these properties at March 31, 2018 and December 31, 2017 are not considered to be discontinued operations as the prospective sales are not considered a strategic shift due to the significance of the remaining hotel operations. See Notes 19 and 20 for discussion of Assets Held for Sale and Subsequent Events within Item 1. Financial Statements for discussion of the sales and associated debt repayments subsequent to March 31, 2018.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow from operations. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital (deficit), which represents current assets less current liabilities, was $20.2 million and $12.4 million at March 31, 2018 and December 31, 2017. We believe that we have sufficient liquidity to fund our operations at least through May 2019.

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

We are committed to keeping our properties well maintained and attractive to our customers in order to maintain our competitiveness within the industry and keep our hotels properly positioned in their markets. This requires ongoing access to capital for replacement of outdated furnishings as well as for facility repair, modernization and renovation. We included property improvement expenditures in the borrowing arrangements for our RL Venture properties, as well as the Baltimore, Atlanta, and Washington, DC locations. These amounts were substantially all drawn for use in our renovations in 2016 and 2017.

In January 2015, RL Venture Holding LLC, a wholly-owned subsidiary of RL Venture , and each of its 12 wholly-owned subsidiaries entered into a loan agreement with Pacific Western Bank, which is secured by the hotels owned by RL Venture. Subsequently we disposed of one hotel, leaving 11 properties owned by RL Venture. We own 55% of RL Venture and our partner owns 45% of RL Venture at March 31, 2018. The original principal amount of the loan was $53.8 million with an additional $26.2 million to be drawn over a two-year period to cover improvements related to the original 12 hotels owned by the subsidiaries. There were no draws on the loan during the three months ended March 31, 2018. At March 31, 2018, there were unamortized debt issuance fees of $0.3 million. The loan matures in January 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.75%. Monthly principal payments began in January 2017 in an amount that would repay the outstanding principal balance over a 25-year amortization period. RL Venture was in compliance with all financial covenants under the Pacific Western Bank loan at March 31, 2018.

We repaid $4.9 million of the outstanding debt balance, in accordance with the repayment requirements of the debt agreement, on October 6, 2016 in connection with the sale of the Coos Bay property. In February 2018, five of the RL Venture properties were sold for $47.2 million. Immediately following the sales of the five hotels, RL Venture repaid $38.2 million in principal balance outstanding under the loan agreement with Pacific Western Bank, as required by the terms of the agreement. In April 2018, an additional RL Venture property sold for $5.5 million. Immediately following the sale of the one hotel, RL Venture repaid $3.8 million in principal balance outstanding under the loan agreement with Pacific Western Bank, as required by the terms of the agreement. See Note 20 Subsequent Events within Item 1. Financial Statements for discussion of the April sale and associated debt repayment.

In April 2015, RL Baltimore, a wholly-owned subsidiary of RLS Balt Venture LLC, obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by the Hotel RL Baltimore Inner Harbor. The initial principal amount of the loan was $10.1 million, and the lender agreed to advance an additional $3.2 million to cover expenses related to improvements to the hotel, which we drew during the year ended December 31, 2015. At March 31, 2018, there were unamortized debt issuance fees of $25,000. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.25%. Our joint venture partner owns 27% of RLS Balt Venture at March 31, 2018. RL Baltimore was in compliance with all financial covenants under the loan agreement with PFP Holding Company IV LLC at March 31, 2018. Subsequent to quarter end, RL Baltimore executed the first one-year extension for this loan with a $67,000 fee. In connection with this extension, RLH Corporation agreed to allow RLS Balt Venture to transfer $2.0 million of owed costs to RLH Corporation into preferred capital balances. The loan matures in May 2019 and has two additional one-year extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.25%. Principal payments of $16,000 per month are required beginning in May 2018. See Note 4 Variable Interest Entities within Item 1. Financial Statements for further information.

In September 2015, RLH Atlanta, a wholly-owned subsidiary of RLS Atla Venture LLC, obtained a mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by a hotel adjacent to the Atlanta International Airport, which opened in April 2016 as the Red Lion Hotel Atlanta International Airport. The initial principal amount of the loan was $6.0 million, and the lender has agreed to advance an additional $3.4 million to cover expenses related to improvements to the hotel, which we drew during the first quarter of 2016. At December 31, 2016, the funds on the loan were fully disbursed. At March 31, 2018, there were unamortized debt issuance fees of $35,000. The loan matures in September 2018 and has two one-year extension options. We are in discussions with financial institutions regarding refinancing and extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.35%. Monthly principal payments of $10,000 began in September 2017. Our joint venture partner owns 45% of RLS Atla Venture at March 31, 2018. RLS Atla Venture LLC was in compliance with all financial covenants under the loan agreement with PFP Holding Company IV LLC at March 31, 2018.

In October 2015, RLH DC, a wholly-owned subsidiary of RLS DC Venture LLC, obtained a mortgage loan from Pacific Western Bank, which was used, along with cash on hand, to acquire, and is secured by, the Hotel RL Washington, DC. The initial principal amount of the loan was $15.2 million, and the lender agreed to advance an additional $2.3 million to cover expenses related to improvements to the hotel. We drew $1.5 million additional funds during the year ended December 31, 2016. At December 31, 2016, the funds on the loan were fully disbursed. At March 31, 2018, there were unamortized debt issuance costs of $0.2 million. The loan matures in October 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.55%. Monthly principal payments began in November 2017 in an amount that will repay the outstanding principal balance over a 25-year amortization period. Our joint venture partner owns 45% of RLS DC Venture as of March 31,

2018. Subsequent to quarter end, RLH DC was not in compliance with certain financial loan covenants. An amendment to the loan was obtained on May 9, 2018. With the amendment, RLH Corporation provided approximately $450,000 to RLS DC Venture to be used as a principal payment on the debt to bring the loan into compliance with the loan to value debt covenant requirement. This funding was treated as preferred capital of RLS DC Venture. The loan was also amended to add a $4.5 million principal guarantee by RLH Corporation. The amendment also allows future debt service coverage ratio covenant defaults to be cured by an increase in the RLH Corporation principal guarantee. This option can be exercised a maximum of two times during the remaining term of the loan. See Note 4 Variable Interest Entities within Item 1. Financial Statements for further information.

At March 31, 2018 total outstanding debt was $73.5 million, net of discount, all of which is at variable interest rates. The obligation for all of our debt under the loan agreements is generally non-recourse to RLH Corporation, except for instances of fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations. We were in compliance with all debt covenants at March 31, 2018. Our average pre-tax interest rate on debt was 6.9% at March 31, 2018. See Note 8 Long-Term Debt within Item 1. Financial Statements for further information on the specific terms of our debt.

On April 17, 2018, we entered into a commitment letter with Columbia Pacific Opportunity Fund, L.P. (CP) that describes the general terms and conditions for a single advance term loan of $20.0 million to our company, which we may use to partially finance the acquisition of all of the outstanding equity interests of Knights Franchise Systems, Inc. by our wholly owned subsidiary, Red Lion Hotels Franchising, Inc. Upon execution of the commitment letter, we paid CP a non-refundable commitment fee of $200,000, and agreed to reimburse CP for all reasonable out-of-pocket costs and expenses, including reasonable legal fees, whether or not the loan is funded. Closing the loan is at RLH Corporation's sole option, and conditions to closing include negotiation and execution of a credit agreement, guaranty agreement, security agreements, and other customary documentation. The commitment automatically terminates on May 31, 2018 if we have not closed the loan prior to that date.

Mr. Alexander B. Washburn, a member of the Company’s Board of Directors, is a managing member of Columbia Pacific Advisors, LLC, the investment manager and general partner of CP. Columbia Pacific Advisors has beneficial ownership of 1,510,105 shares of the Company’s common stock held by CP, and 442,533 shares of common stock subject to a warrant held by an entity in which an affiliate of CP holds an indirect interest. CP is also an investor in Shelbourne Falcon, which holds a 45% interest in RL Venture, LLC, a variable interest entity in which the Company holds a 55% interest and therefore consolidates the assets, liabilities and results of operations.

On April 19, 2018, the Company engaged Deutsche Bank Securities, Inc. to assist the Company in arranging a $40.0 million senior secured credit facility that, if established prior to the closing of the Knights Acquisition, would be used by the Company to finance the Knights Acquisition in lieu of the CP term loan described above.

Operating Activities

Net cash used by operating activities totaled $6.8 million during the first three months of 2018 compared with $4.0 million during the same period in 2017. The primary drivers of the change in cash flows were lower net income, net of non-cash items, in addition to a decline in working capital accounts for the three months ended March 31, 2018.

Investing Activities

Net cash provided by investing activities totaled $39.8 million during the first three months of 2018 compared with a use of $3.0 million during the first three months of 2017. The primary drivers of the change were the proceeds from disposition of property and equipment due to the hotel sales in the the first three months of 2018, as well as a decrease in capital expenditures from $3.0 million for the three months ended March 31, 2017 down to $1.7 million for the three months ended March 31, 2018, partially offset by $4.0 million contingent consideration paid for the Vantage Hospitality acquisition.

Financing Activities

Net cash used by financing activities was $38.8 million during three months ended March 31, 2018 compared with net cash provided of $1.7 million in the three months ended March 31, 2017. The primary driver of the change was repayment of $38.5 million of long-term debt driven by the hotel sales during the three months ended March 31, 2018, as well as no borrowings on long-term debt for the three months ended March 31, 2018.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and estimated interest on debt and capital leases, as of March 31, 2018 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt(1)	$80,552	$38,285	$42,267	$—	$—
Capital leases(1)	1,390	486	848	56	—
Operating leases	76,332	4,998	10,697	3,360	57,277
Total contractual obligations (2)	$158,274	$43,769	$53,812	$3,416	$57,277
(1) Includes estimated interest payments and commitment fees over the life of the debt agreement or capital lease.
(2) With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.

We have leasehold interests at various hotel properties, as well as our corporate offices located in Spokane, Washington; Denver, Colorado; and Coral Springs, Florida. These leases require us to pay fixed monthly rent and have expiration dates of 2018 and beyond, which are reflected in the table above. The Coral Springs lease ends in May 2018 and we will not renew the lease.

On October 5, 2017, we announced that we would be marketing for sale 11 of our owned hotels while working to retain franchise agreements on these assets. See Note 19 Assets Held for Sale within Item 1. Financial Statements. In February 2018, five of the RL Venture properties were sold for $47.2 million. Immediately following the sales of the five hotels, RL Venture repaid $38.2 million in principal balance outstanding under the loan agreement with Pacific Western Bank, as required by the terms of the agreement. In April 2018, an additional RL Venture property sold for $5.5 million. Immediately following the sales of the one hotel, RL Venture repaid $3.8 million in principal balance outstanding under the loan agreement with Pacific Western Bank, as required by the terms of the agreement. There is $36.8 million of debt, $1.0 million of capital leases and no operating leases in the table related to the remaining owned hotels that are being marketed for sale. See Note 20 Subsequent Events within Item 1. Financial Statements for discussion of the April sale and associated debt repayment.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. We consider a critical accounting policy to be one that is both important to the portrayal of our financial condition and results of operations and requires management's most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. See Note 2 Summary of Significant Accounting Policies within Item 1. Financial Statements of this quarterly report on Form 10-Q.

Management has discussed the development and selection of our critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosures presented on our annual report on Form 10-K for the year ended December 31, 2017. Since the date of our 2017 annual report on Form 10-K, we adopted Accounting Standards Update (ASU) 2014-09, Topic 606 using the modified retroactive approach. There have been no other material changes to our critical accounting policies, nor have there been any changes to our methodology and assumptions applied to these policies.

New and Recent Accounting Pronouncements

See Note 2 Summary of Significant Accounting Policies within Item 1. Financial Statements of this quarterly report on Form 10-Q for information on new and recent U.S. GAAP accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from outstanding debt. As of March 31, 2018, our outstanding debt, including current maturities and excluding unamortized origination fees, was $74.0 million, which is under term loans subject to variables rates, but a portion is subject to interest rate caps.

We enter into derivative transactions to hedge our exposure to interest rate fluctuations, and not for trading purposes. At March 31, 2018, $39.2 million of our outstanding debt was subject to interest rate caps, which effectively cap the associated LIBOR reference rates and reduces our exposure to the impact of changing interest rates and future cash outflows for interest. For additional information, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our annual report on Form 10-K for the year ended December 31, 2017. Our exposures to market risk have not changed materially since December 31, 2017.

We do not foresee any changes of significance in our exposure to fluctuations in interest rates, although we will continue to manage our exposure to this risk by monitoring available financing alternatives.

The below table summarizes the principal payment requirements on our debt obligations at March 31, 2018 on our Condensed Consolidated Balance Sheet (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Debt	$33,988	$16,994	$23,067	$—	$—	$—	$74,049	$74,146
Average interest rate							6.9%

On October 5, 2017, we announced that we would be marketing for sale the 11 RL Venture owned hotels while working to retain franchise agreements on these assets. In February 2018, five of the RL Venture properties were sold for $47.2 million. Immediately following the sales of the five hotels, RL Venture repaid $38.2 million in principal balance outstanding under the loan agreement with Pacific Western Bank, as required by the terms of the agreement. In April 2018, an additional RL Venture properties sold for $5.5 million. Immediately following the sale of the one hotel, RL Venture repaid $3.8 million in principal balance outstanding under the loan agreement with Pacific Western Bank, as required by the terms of the agreement. The debt balance related to the remaining hotels is $34.9 million as of March 31, 2018. See Note 20 Subsequent Events within Item 1. Financial Statements for discussion of the April sale and associated debt repayment.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of March 31, 2018, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO and CFO, concluded that due to material weaknesses in internal controls over financial reporting described in Part II, Item 9A of our 2017 annual report on Form 10-K, our disclosure controls and procedures were not effective at March 31, 2018 to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in SEC rules and forms.

Changes in Controls over Financial Reporting
There were changes in internal controls over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the three months ended March 31, 2018 to properly and accurately record the impacts of implementation of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). There were no other changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Status of Remediation of Material Weaknesses
As we described in Part II, Item 9A Controls and Procedures of our 2017 annual report on Form 10-K, we have begun remediation to address the described control deficiencies that led to the material weaknesses referenced above. In particular, we have added additional qualified staffing in our accounting and finance personnel and have hired an outside third party to begin documentation and review of specific internal controls over financial reporting. While we have begun taking actions, the matter cannot be deemed to be remediated until operation of the controls has been tested and reviewed in connection with our issuance of future financial statements.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

At any given time, we are subject to claims and actions incidental to the operation of our business. While the outcome of these proceedings cannot be predicted, it is the opinion of management that none of such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations. See Note 11 Commitments and Contingencies within Item 1. Financial Statements.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our annual report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our annual report may not be the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.

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

Red Lion Hotels Corporation
Registrant

Signature		Title	Date

By:	/s/ Gregory T. Mount	President and Chief Executive Officer (Principal Executive Officer)	May 9, 2018
Gregory T. Mount

By:	/s/ Douglas L. Ludwig	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 9, 2018
Douglas L. Ludwig