Form 10-Q
period 2018-06-30
Red Lion Hotels CORP
filed 2018-08-09
CIK 1052595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 3, 2018, there were 24,274,599 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2018 and December 31, 2017

	June 30, 2018	December 31, 2017
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents ($6,479 and $6,487 attributable to VIEs)	$26,203	$32,429
Restricted cash ($12,930 and $12,326 attributable to VIEs)	13,033	12,429
Accounts receivable, net ($2,369 and $3,200 attributable to VIEs)	18,420	13,143
Accounts receivable from related parties	—	1,520
Notes receivable, net	1,642	1,098
Inventories ($146 and $276 attributable to VIEs)	318	443
Prepaid expenses and other ($560 and $976 attributable to VIEs)	5,193	4,862
Assets held for sale ($27,416 and $34,359 attributable to VIEs)	27,416	34,359
Total current assets	92,225	100,283
Property and equipment, net ($97,179 and $137,479 attributable to VIEs)	126,931	167,938
Goodwill	17,693	9,404
Intangible assets, net	66,406	50,749
Other assets, net ($275 and $174 attributable to VIEs)	7,004	1,976
Total assets	$310,259	$330,350
LIABILITIES
Current liabilities:
Accounts payable ($1,241 and $1,810 attributable to VIEs)	$6,036	$4,100
Accrued payroll and related benefits ($950 and $1,453 attributable to VIEs)	4,533	7,457
Other accrued liabilities ($2,254 and $2,184 attributable to VIEs)	6,763	4,094
Long-term debt, due within one year ($36,864 and $62,914 attributable to VIEs)	38,336	62,914
Contingent consideration for acquisition due to related party, due within one year	3,000	9,289
Total current liabilities	58,668	87,854
Long-term debt, due after one year, net of debt issuance costs ($25,602 and $48,483 attributable to VIEs)	52,924	48,483
Deferred income and other long-term liabilities ($624 and $772 attributable to VIEs)	1,577	1,554
Deferred income taxes	1,659	2,219
Total liabilities	114,828	140,110

Commitments and contingencies

STOCKHOLDERS’ EQUITY
RLH Corporation stockholders' equity:
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 24,246,518 and 23,651,212 shares issued and outstanding	242	237
Additional paid-in capital, common stock	182,192	178,028
Accumulated deficit	(15,712)	(15,406)
Total RLH Corporation stockholders' equity	166,722	162,859
Noncontrolling interest	28,709	27,381
Total stockholders' equity	195,431	190,240
Total liabilities and stockholders’ equity	$310,259	$330,350
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the Three and Six Months Ended June 30, 2018 and 2017

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Revenue:
Company operated hotels	$23,904	$32,274	$45,907	$56,970
Other revenues from managed properties	1,101	1,067	1,994	1,993
Franchised hotels	13,601	12,427	23,724	23,331
Other	6	61	26	116
Total revenues	38,612	45,829	71,651	82,410
Operating expenses:
Company operated hotels	16,736	23,688	36,283	45,166
Other costs from managed properties	1,101	1,067	1,994	1,993
Franchised hotels	9,365	8,870	17,266	17,402
Depreciation and amortization	4,701	4,572	9,093	9,082
Hotel facility and land lease	1,187	1,202	2,391	2,403
Gain on asset dispositions, net	(1,855)	(102)	(15,898)	(221)
General, administrative and other expenses	5,711	4,052	9,190	7,715
Acquisition and integration costs	1,997	186	2,101	11
Total operating expenses	38,943	43,535	62,420	83,551
Operating income (loss)	(331)	2,294	9,231	(1,141)
Other income (expense):
Interest expense	(1,702)	(2,037)	(3,949)	(3,995)
Other income (loss), net	22	49	180	224
Total other income (expense)	(1,680)	(1,988)	(3,769)	(3,771)
Income (loss) from continuing operations before taxes	(2,011)	306	5,462	(4,912)
Income tax expense (benefit)	(348)	193	(213)	270
Net income (loss) from continuing operations	(1,663)	113	5,675	(5,182)
Discontinued operations:
Income (loss) from discontinued business unit, net of income tax expense (benefit) of ($21) and $69	—	(38)	—	134
Net income (loss) from discontinued operations	—	(38)	—	134
Net income (loss)	(1,663)	75	5,675	(5,048)
Net (income) loss attributable to noncontrolling interest	(659)	(141)	(5,409)	1,378
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	$(2,322)	$(66)	$266	$(3,670)

Earnings (loss) per share - basic
Income (loss) from continuing operations attributable to RLH Corporation	$(0.10)	$—	$0.01	$(0.16)
Income (loss) from discontinued operations	—	—	—	—
Net income (loss) attributable to RLH Corporation	$(0.10)	$—	$0.01	$(0.16)

Earnings (loss) per share - diluted
Income (loss) from continuing operations attributable to RLH Corporation	$(0.10)	$—	$0.01	$(0.16)
Income (loss) from discontinued operations	—	—	—	—
Net income (loss) attributable to RLH Corporation	$(0.10)	$—	$0.01	$(0.16)

Weighted average shares - basic	24,352	23,548	24,227	23,509
Weighted average shares - diluted	24,352	23,548	25,239	23,509
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2018 and 2017

	Six Months Ended
	June 30,
	2018	2017
	(In thousands)
Operating activities:
Net income (loss)	$5,675	$(5,048)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,093	9,139
Amortization of debt issuance costs	781	596
Gain on disposition of property, equipment and other assets, net	(15,850)	(217)
Deferred income taxes	(560)	264
Stock based compensation expense	1,736	1,494
Provision for doubtful accounts	479	108
Fair value adjustments to contingent consideration	581	28
Change in current assets and liabilities, net of business acquired:
Accounts receivable, net	(2,308)	(3,953)
Notes receivable, net	(7)	(32)
Inventories	(91)	(48)
Prepaid expenses and other	(6,093)	(469)
Accounts payable	1,788	(470)
Other accrued liabilities	30	515
Net cash provided by (used in) operating activities	(4,746)	1,907
Investing activities:
Capital expenditures	(3,684)	(5,417)
Contingent consideration paid for Vantage acquisition	(4,000)	—
Acquisition of Knights Inn	(27,000)	—
Net proceeds from disposition of property and equipment	59,781	21
Collection of notes receivable related to property sales	—	200
Advances on notes receivable	(537)	(419)
Net cash provided by (used in) investing activities	24,560	(5,615)
Financing activities:
Borrowings on long-term debt	30,000	2,794
Repayment of long-term debt	(49,725)	(630)
Debt issuance costs	(1,193)	(29)
Distributions to noncontrolling interest	(4,081)	(666)
Stock-based compensation awards canceled to settle employee tax withholding	(576)	(292)
Stock option and stock purchase plan issuances, net and other	139	60
Net cash provided by (used in) financing activities	(25,436)	1,237

Change in cash, cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,622)	(2,471)
Cash, cash equivalents and restricted cash at beginning of period	44,858	47,609
Cash, cash equivalents and restricted cash at end of period	$39,236	$45,138
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation ("RLH Corporation", "RLHC", "we", "our", "us", or "our company") is a NYSE-listed hospitality and leisure company (ticker symbol: RLH) doing business as RLH Corporation and primarily engaged in the franchising, management and ownership of hotels primarily under the following proprietary brands: Hotel RL, Red Lion Hotels, Red Lion Inn & Suites, GuestHouse, Settle Inn, Americas Best Value Inn, Canadas Best Value Inn, Signature and Signature Inn, Country Hearth Inns & Suites, and Knights Inn.

A summary of our properties as of June 30, 2018, including the approximate number of available rooms, is provided below:

	Franchised		Company Operated		Total Systemwide
	Hotels	Total Available Rooms	Hotels	Total Available Rooms	Hotels	Total Available Rooms
Total	1,399	87,300	14	3,100	1,413	90,400

On October 5, 2017, we announced that we would be marketing for sale 11 of our owned hotels held by our consolidated joint venture, RL Venture, LLC (RL Venture). Through July of 2018, we have sold nine of the 11 properties, with details as follows:

•	In February 2018, five of the RL Venture properties were sold for an aggregate sale price of $47.2 million.

•	In April 2018 and May 2018, two additional RL Venture properties sold for $5.5 million and $9.3 million, respectively.

•	In July 2018, two additional RL Venture properties sold for $54.5 million.

See Notes 19 and 20 for discussion of Assets Held for Sale and Subsequent Events.

On May 14, 2018, Red Lion Hotels Franchising, Inc., a wholly-owned subsidiary of RLH Corporation (RLH Franchising) completed the purchase of all of the issued and outstanding shares of capital stock of Knights Franchise Systems, Inc. (KFS, Knights Inn), and the purchase of certain operating assets from, and assumption of certain liabilities relating to the business of franchising Knights Inn branded hotels from Wyndham Hotel Group Canada, ULC and Wyndham Hotel Group Europe Limited, pursuant to an Amended and Restated Purchase Agreement dated May 1, 2018. The aggregate purchase price of $27.0 million is subject to a post-closing purchase price adjustment mechanism for the cash, unpaid indebtedness, unpaid transaction expenses and working capital of KFS. See Note 17 for discussion of Business Acquisitions.

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

The Consolidated Balance Sheet as of December 31, 2017 has been derived from the audited balance sheet as of such date. We believe the disclosures included herein are adequate; however, they should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2017, filed with the SEC in our annual report on Form 10-K on April 2, 2018.

In the opinion of management, these unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly our Condensed Consolidated Balance Sheet at June 30, 2018, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017. The results of operations for the periods presented may not be indicative of that which may be expected for a full year or for any other fiscal period.

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

The performance obligation related to franchise revenues is delivered over time. While the underlying services may vary from day to day, the nature of the promises are the same each day, other than the Brand Conference, which is recognized in the month the service is provided, and the property owner can independently benefit from each day's services. Franchise fees are typically based on the sales or usage of the underlying hotel, with the exception of fixed upfront fees that usually represent an insignificant portion of the transaction price.

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

Company operated hotels revenue primarily consist of hotel room rentals, revenue from accommodations sold in conjunction with other services(e.g., package reservations), food and beverage sales and other ancillary goods and services (e.g., parking) related to owned, leased and consolidated non-wholly owned (joint venture) hotel properties and hotel management fees. Revenue is recognized when rooms are occupied or goods and services have been delivered or rendered, respectively. Payment terms typically align with when the goods and services are provided. The management fees from third-party hotel owners earned under the contract relate to a specific outcome of providing the services (e.g., hotel room sales). We use time as the measure of progress to recognize as revenue the fees that are allocated to the period earned per the contract.

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

The provisions of ASU 2014-09 affected our revenue recognition as follows:

•
Application, initiation and other fees are recognized over the term of the franchise contract based on the first penalty free termination date, rather than upon execution of the contract. These fees are recognized in franchise hotel revenue.

•
Certain contract acquisition costs related to our management and franchise contracts are recognized over the term of the contracts rather than upon execution of the contract. The amortization of these costs is recognized in franchised hotel expenses.

Information below represents the effect of the adoption of ASU 2014-09 on our Condensed Consolidated Balance Sheet as of June 30, 2018 and our Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 (in thousands, except per share data).

	As Reported	Adjustment	Balances without adoption of topic 606
ASSETS
Prepaid expenses and other	$5,193	$(118)	$5,075
Other assets, net	7,004	(768)	6,236
Total assets	310,259	(886)	309,373

LIABILITIES
Other accrued liabilities	$6,763	$(565)	$6,198
Deferred income and other long-term liabilities	1,577	(1,253)	324
Total liabilities	114,828	(1,818)	113,010

STOCKHOLDERS’ EQUITY
RLH Corporation stockholders' equity:
Accumulated deficit	$(15,712)	$932	$(14,780)
Total RLH Corporation stockholders' equity	166,722	932	167,654
Total stockholders' equity	195,431	932	196,363
Total liabilities and stockholders’ equity	310,259	(886)	309,373

Three Months Ended June 30, 2018	As Reported	Adjustment	Balances without adoption of topic 606
Revenue:
Franchised hotels	$13,601	$92	$13,693
Total revenues	38,612	92	38,704

Operating expenses:
Franchised hotels	9,365	(10)	9,355
Total operating expenses	38,943	(10)	38,933
Operating income (loss)	(331)	102	(229)

Income (loss) from continuing operations before taxes	(2,011)	102	(1,909)
Income tax expense (benefit)	(348)	3	(345)
Net income (loss) from continuing operations	(1,663)	99	(1,564)
Net income (loss)	(1,663)	99	(1,564)
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	(2,322)	99	(2,223)

Basic earnings (loss) per share from continuing operations	$(0.10)	$0.01	$(0.09)
Diluted earnings (loss) per share from continuing operations	$(0.10)	$0.01	$(0.09)

Six Months Ended June 30, 2018	As Reported	Adjustment	Balances without adoption of topic 606
Revenue:
Franchised hotels	$23,724	$191	$23,915
Total revenues	71,651	191	71,842

Operating expenses:
Franchised hotels	17,266	207	17,473
Total operating expenses	62,420	207	62,627
Operating income (loss)	9,231	(16)	9,215

Income (loss) from continuing operations before taxes	5,462	(16)	5,446
Income tax expense (benefit)	(213)	1	(212)
Net income (loss) from continuing operations	5,675	(17)	5,658
Net income (loss)	5,675	(17)	5,658
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	266	(17)	249

Basic earnings (loss) per share from continuing operations	$0.01	$—	$0.01
Diluted earnings (loss) per share from continuing operations	$0.01	$—	$0.01

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required. We are still assessing the potential impact that ASU 2016-02 will have on our financial statements and disclosures. We had $77.8 million of operating lease obligations as of June 30, 2018 (see Note 10) and upon the adoption of the standard we expect to record an ROU asset and lease liability for present value of these leases, which will have a material impact on the Condensed Consolidated Balance Sheet.

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

Selected financial information is provided below (in thousands):

Three Months Ended June 30, 2018	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$13,601	$25,005	$6	$38,612
Operating expenses:
Segment operating expenses	9,365	17,837	—	27,202
Depreciation and amortization	1,224	3,035	442	4,701
Other operating expenses, acquisition costs and gains on asset dispositions	1,997	(620)	5,663	7,040
Operating income (loss)	$1,015	$4,753	$(6,099)	$(331)

Capital expenditures	$65	$981	$1,351	$2,397
Identifiable assets as of June 30, 2018	$105,091	$188,558	$16,610	$310,259

Three Months Ended June 30, 2017	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$12,427	$33,341	$61	$45,829
Operating expenses:
Segment operating expenses	8,870	24,755	—	33,625
Depreciation and amortization	569	3,674	329	4,572
Other operating expenses, acquisition costs and gains on asset dispositions	185	1,084	4,069	5,338
Operating income (loss)	$2,803	$3,828	$(4,337)	$2,294

Capital expenditures	$69	$1,667	$778	$2,514
Identifiable assets as of December 31, 2017	$70,035	$241,659	$18,656	$330,350

Six Months Ended June 30, 2018	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$23,724	$47,901	$26	$71,651
Operating expenses:
Segment operating expenses	17,266	38,277	—	55,543
Depreciation and amortization	2,057	6,158	878	9,093
Other operating expenses, acquisition costs and gains on asset dispositions	2,100	(13,460)	9,144	(2,216)
Operating income (loss)	$2,301	$16,926	$(9,996)	$9,231

Capital expenditures	$84	$1,582	$2,398	$4,064
Identifiable assets as of June 30, 2018	$105,091	$188,558	$16,610	$310,259

Six Months Ended June 30, 2017	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$23,331	$58,963	$116	$82,410
Operating expenses:
Segment operating expenses	17,402	47,159	—	64,561
Depreciation and amortization	1,127	7,341	614	9,082
Other operating expenses, acquisition costs and gains on asset dispositions	(91)	2,168	7,831	9,908
Operating income (loss)	$4,893	$2,295	$(8,329)	$(1,141)

Capital expenditures	$438	$2,208	$1,091	$3,737
Identifiable assets as of December 31, 2017	$70,035	$241,659	$18,656	$330,350

4.	Variable Interest Entities

Our joint venture entities have been determined to be variable interest entities (VIEs), and RLH Corporation has been determined to be the primary beneficiary of each VIE. Therefore, we consolidate the assets, liabilities, and results of operations of (1) RL Venture, (2) RLS Balt Venture LLC (RLS Balt Venture), (3) RLS Atla Venture LLC (RLS Atla Venture) and (4) RLS DC Venture LLC (RLS DC Venture). See Note 8 for further discussion of the terms of the long-term debt at each of the joint venture entities.

RL Venture

We maintain a 55% interest in RL Venture, with the remaining 45% owned by Shelbourne Falcon RLHC Hotel Investors LLC (Shelbourne Falcon), an entity that is led by Shelbourne Capital LLC (Shelbourne). The hotels owned by RL Venture are managed by RL Management, one of our wholly-owned subsidiaries, subject to a management agreement. RL Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RL Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over two of the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne Falcon, which does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our 55% equity interest and management fees. As a result, we consolidate RL Venture. The equity interest owned by Shelbourne Falcon is reflected as a noncontrolling interest in the condensed consolidated financial statements.

Cash distributions may be made periodically based on calculated distributable income. During the second quarter of 2018, RL Venture made a cash distribution totaling $9.0 million, of which RLH Corporation received $5.0 million. During the second quarter of 2017, RL Venture made distributions totaling $1.5 million, of which RLH Corporation received $0.8 million. There were no cash distributions made during the first quarter of 2018 or 2017.

Subsequent to the second quarter of 2018, RL Venture made a cash distribution totaling $37.5 million, of which RLH Corporation received $20.6 million. Under our credit agreement with Deutsche Bank AG New York Branch (DB), Capital One, National Association and Raymond Jame Bank, N.A., as lenders and DB as the administrative agent (DB Credit Agreement), these funds may be used to pay down the principal outstanding on the Senior Secured Term Loan. See Note 8, Long-Term Debt for discussion of the Senior Secured Term Loan.

In February 2018, five of the RL Venture properties were sold for an aggregate sale price of $47.2 million. In April 2018, one of the RL Venture properties sold for $5.5 million. In May 2018, an additional RL Venture property sold for $9.3 million. In July 2018, two additional RL Venture properties sold for $54.5 million. As of July 31, 2018, RL Venture has two remaining properties, both of which are being marketed for sale. See Notes 19 and 20 for discussion of Assets Held for Sale and Subsequent Events.

RLS Balt Venture

We own a 73% interest in RLS Balt Venture, with the remaining 27% owned by Shelbourne Falcon Charm City Investors LLC (Shelbourne Falcon II), an entity led by Shelbourne. RL Baltimore, LLC (RL Baltimore), which is wholly-owned by RLS Balt Venture, owns the Hotel RL Baltimore Inner Harbor, which is managed by RL Management. RLS Balt Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RLS Balt Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne Falcon II, which does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our 73% equity interest and management fees. As a result, we consolidate RLS Balt Venture. The equity interest owned by Shelbourne Falcon II is reflected as a noncontrolling interest in the condensed consolidated financial statements.

In May 2017 and 2018, RLH Corporation provided an additional $2.8 million and $2.0 million, respectively, to RLS Balt Venture to fund operating losses. This funding was not treated as a loan or as a capital contribution. Rather, it is preferred capital of RLS Balt Venture and will be repaid only when the Baltimore hotel property is sold or when RLS Balt Venture is liquidated. Upon such an event, RLH Corporation will receive the preferred capital plus a preferred return of 9% on the May 2017 preferred capital and 11% on the May 2018 preferred capital, compounded annually, prior to any liquidation proceeds being returned to the members.

Cash distributions may be made periodically based on calculated distributable income. There were no cash distributions made during the six months ended June 30, 2018 or 2017.

RLS Atla Venture

We own a 55% interest in RLS Atla Venture and Falcon Big Peach Investors LLC (Shelbourne Falcon III), an entity led by Shelbourne, owns a 45% interest. RLH Atlanta LLC (RLH Atlanta), which is wholly-owned by RLS Atla Venture, owns a hotel adjacent to the Atlanta International Airport that opened in April 2016 as the Red Lion Hotel Atlanta International Airport. RLS Atla Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RLS Atla Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne Falcon III, which does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our 55% equity interest and management fees. As a result, we consolidate RLS Atla Venture. The equity interest owned by Shelbourne Falcon III is reflected as a noncontrolling interest in the condensed consolidated financial statements.

Cash distributions may be made periodically based on calculated distributable income. There were no cash distributions made during the six months ended June 30, 2018 or 2017.

RLS DC Venture

We own 55% of RLS DC Venture, and Shelbourne Falcon DC Investors LLC (Shelbourne Falcon IV), an entity led by Shelbourne, owns 45%. RLS DC Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest, and substantially all of RLS DC Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne Falcon IV, which does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our 55% equity interest and management fees. As a result, we consolidate RLS DC Venture. The equity interest owned by Shelbourne Falcon IV is reflected as a noncontrolling interest in the condensed consolidated financial statements.

In May 2017, RLH Corporation provided $950,000 to RLS DC Venture to fund restricted cash required by the loan agreement with Pacific Western Bank. In May 2018, RLH Corporation provided approximately $450,000 to RLS DC Venture to be used as a principal payment on the debt to Pacific Western Bank to bring the loan into compliance with the loan to value debt covenant requirement of the loan agreement. This funding was not treated as a loan or as a capital contribution. Rather, it is preferred capital of RLS DC Venture and will be repaid only when the DC hotel property is sold, when RLS DC Venture is liquidated, or the restricted cash is released per the loan agreement. Upon such an event, RLH Corporation will receive the preferred capital plus a preferred return of 9% on the May 2017 preferred capital and 11% on the May 2018 preferred capital, compounded annually, prior to any liquidation proceeds being returned to the members. Also in the May 2018, the loan was also amended to add a $4.5 million principal guarantee by RLH Corporation. The amendment also allows future debt service coverage ratio covenant defaults to be cured by an increase in the RLH Corporation principal guarantee. This option can be exercised a maximum of two times during the remaining term of the loan.

Cash distributions may be made periodically based on calculated distributable income. There were no cash distributions made during the six months ended June 30, 2018 or 2017.

5.	Property and Equipment

Property and equipment is summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
Buildings and equipment	$156,975	$216,618
Furniture and fixtures	21,127	29,132
Landscaping and land improvements	3,091	5,104
	181,193	250,854
Less accumulated depreciation	(79,603)	(118,888)
	101,590	131,966
Land	21,571	31,710
Construction in progress	3,770	4,262
Property and equipment, net	$126,931	$167,938

6.	Goodwill and Intangible Assets

On May 14, 2018 we acquired substantially all of the assets and assumed certain liabilities of KFS, including customer contracts and the brand name (see Note 17).

The following table summarizes the balances of goodwill and other intangible assets (in thousands):

	June 30, 2018	December 31, 2017
Goodwill	$17,693	$9,404

Intangible assets
Brand name - indefinite lived	$46,860	$39,160
Brand name - finite lived, net	2,560	2,814
Customer contracts, net	16,858	8,647
Trademarks	128	128
Total intangible assets, net	$66,406	$50,749

Goodwill and other intangible assets attributable to each of our business segments at June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018		December 31, 2017
		Intangible		Intangible
	Goodwill	Assets	Goodwill	Assets
Company operated hotels	$—	$4,660	$—	$4,660
Franchised hotels	17,693	61,746	9,404	46,089
Total	$17,693	$66,406	$9,404	$50,749

The following table summarizes the balances of amortized customer contracts and finite-lived brand names (in thousands):

	June 30, 2018	December 31, 2017
Customer contracts	$20,773	$11,673
Brand name - finite lived	3,295	3,295
Accumulated amortization	(4,650)	(3,507)
Net carrying amount	$19,418	$11,461

7.	Revenue from Contracts with Customers

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

June 30, 2018
Accounts receivable	$18,420
Key money disbursed	6,106
Capitalized contract costs	1,032
Contract liabilities	1,889

Significant changes in the key money disbursements, capitalized contract costs, and contract liabilities balances during the period are as follows (in thousands):

	Key Money Disbursed	Capitalized Contract Costs	Contract Liabilities
Balance as of January 1, 2018	$1,148	$750	$1,444
Key money disbursed	5,163	—	—
Costs incurred to acquire contracts	—	430	—
Cash received in advance	—	—	782
Revenue or expense recognized that was included in the January 1, 2018 balance	(45)	(136)	(286)
Revenue or expense recognized in the period for the period	(160)	(12)	(51)
Balance as of June 30, 2018	$6,106	$1,032	$1,889

	Key Money Disbursed	Capitalized Contract Costs	Contract Liabilities
Balance as of March 31, 2018	$4,726	$1,005	$1,663
Key money disbursed	1,545	—	—
Costs incurred to acquire contracts	—	104	—
Cash received in advance	—	—	403
Revenue or expense recognized that was included in the January 1, 2018 balance	(26)	(68)	(135)
Revenue or expense recognized in the period for the period	(139)	(9)	(42)
Balance as of June 30, 2018	$6,106	$1,032	$1,889

Estimated revenues and expenses expected to be recognized related to performance obligations that were unsatisfied as of June 30, 2018, including revenues related to application, initiation and other fees were as follows (in thousands):

Year ending December 31,	Revenue	Contra Revenue	Expense
2018 (remainder)	$407	$225	$193
2019	546	442	240
2020	365	444	184
2021	245	407	123
2022	177	390	91
Thereafter	149	4,198	201
Total	$1,889	$6,106	$1,032

As of June 30, 2018, we had $0.1 million of deferred revenues related to unsatisfied performance obligations under our customer loyalty award program, which are not included in the table above. Revenue will be recognized as the benefits are redeemed or expire over their one-year life.

We did not estimate revenues expected to be recognized related to our unsatisfied performance obligations for our: (i) royalty fees since they are considered sales-based royalty fees recognized as hotel room sales occur in exchange for licenses of our brand names over the terms of the franchise contracts; and (ii) hotel management fees since they are allocated entirely to the wholly unsatisfied promise to transfer management services, which form part of a single performance obligation in a series, over the term of the management contract. Therefore, there are no amounts included in the table above related to these revenues.

8.	Long-Term Debt

The current and noncurrent portions of long-term debt as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30, 2018		December 31, 2017
	Current	Noncurrent	Current	Noncurrent
Senior Secured Term Loan	$1,472	$28,528	$—	$—
RL Venture	14,221	9,934	40,602	32,625
RL Baltimore	13,284	—	13,300	—
RLH Atlanta	9,300	—	9,360	—
RLH DC	342	15,716	332	16,303
Total debt	38,619	54,178	63,594	48,928
Unamortized debt issuance costs	(283)	(1,254)	(680)	(445)
Long-term debt net of debt issuance costs	$38,336	$52,924	$62,914	$48,483

Each of our debt agreements contain customary reporting, financial and operating covenants. We were in compliance with all of the covenants at June 30, 2018.

Senior Secured Term Loan

In May 2018, RLH Corporation and certain of its direct and indirect wholly-owned subsidiaries entered into a credit agreement with Deutsche Bank AG New York Branch (DB), Capital One, National Association and Raymond James Bank, N.A., as lenders and DB as the administrative agent (DB Credit Agreement). The DB Credit Agreement provided for a $30.0 million senior secured term loan facility (Senior Secured Term Loan) and a $10.0 million senior secured revolving credit facility (Revolving Credit Facility). The principal amount of the Senior Secured Term Loan was distributed at closing to fund the KFS acquisition. At June 30, 2018, there were unamortized debt issuance fees of $1.2 million and no amounts outstanding on the Revolving Credit Facility.

The loans and credit commitments mature in May 2023. Principal payments equal to 1.25% of the Senior Secured Term Loan, or $375,000, will be paid quarterly beginning in September 2018, with the balance due upon maturity. Outstanding amounts under the DB Credit Agreement will bear interest at adjusted LIBOR plus 3.00%.

In addition, the DB Credit Agreement includes mandatory prepayment of the Senior Secured Term Loan using any proceeds from incurred or issued indebtedness, and, starting with the full fiscal quarter ending March 31, 2019, requires prepayments in an amount equal to (x) 50% of all distributions received by RLH Corporation or its subsidiary guarantors from their respective subsidiaries and joint venture interests during any such fiscal quarter, minus (y) the amount of the amortization payment required to be made by RLH Corporation for such fiscal quarter, capped at $5.0 million. In addition, all net proceeds received by RLH Corporation from non-ordinary course asset sales and other specified dispositions of property, including the RL Venture property sales, must be maintained in a cash collateral account controlled by DB, subject to the right of RLH Corporation to prepay the Senior Secured Term Loan in whole or in part at any time with such proceeds.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default, cross-default provisions, and restrictions on payment of dividends. RLH Corporation has also agreed to customary reporting, financial and operating covenants. Our obligations under the DB Credit Agreement are (i) guaranteed by all of our direct and indirect wholly-owned subsidiaries, and (ii) secured by all of the present and after-acquired accounts, inventory, equipment, intellectual property, contractual rights and other tangible or intangible assets of RLH Corporation and the subsidiary guarantors.

RL Venture

On July 10, 2018, the RL Venture debt was repaid in full using the proceeds from the sale of hotels within RL Venture.

RL Baltimore

In May 2018, RL Baltimore executed a three-month extension for this loan. In connection with this extension, RLH Corporation agreed to allow RLS Balt Venture to transfer $2.0 million of costs owed to RLH Corporation for management fees and other operating costs into a preferred capital balance. The loan matures in August 2018 and we have commenced negotiations with our joint venture partner and the lender to evaluate options to address the maturity including, but not limited to, extending the agreement, amending the agreement, or paying off the loan with currently available cash.

RLH DC

In May 2018 the loan was amended. With the amendment, RLH Corporation provided approximately $450,000 to RLS DC Venture to be used as a principal payment on the debt. This funding was treated as preferred capital of RLS DC Venture. The loan was also amended to add a $4.5 million principal guarantee by RLH Corporation. The amendment also allows future debt service coverage ratio covenant defaults to be cured by an increase in the RLH Corporation principal guarantee. This option can be exercised a maximum of two times during the remaining term of the loan.

9.	Derivative Financial Instruments

We enter into derivative transactions to hedge our exposure to interest rate fluctuations, and not for trading purposes. We manage our floating rate debt using interest rate caps in order to reduce our exposure to the impact of changing interest rates and future cash outflows for interest. We estimate the fair value of our interest rate caps via calculations that use as their basis readily available observable market parameters. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service, which is a Level 2 input. Changes in fair value of these instruments are recognized in interest expense on the Condensed Consolidated Statements of Comprehensive Income (Loss). At June 30, 2018 and December 31, 2017, the valuation of the interest rate caps resulted in the recognition of assets with minimal values both individually and in the aggregate, which are included within Other assets, net on the Condensed Consolidated Balance Sheets.

Subsidiary	Institution	Original Notional Amount	LIBOR Reference Rate Cap	Expiration
		(In millions)
RLH Atlanta	SMBC Capital Markets, Inc.	$9.4	3%	September 2018
RLH DC	Commonwealth Bank of Australia	$17.5	3%	November 2018

The RL Venture interest rate cap expired in January 2018. We were in compliance with all requirements for RLH Atlanta and RLH DC as of June 30, 2018. We received a waiver of compliance for RL Venture as of June 30, 2018.

10.	Operating and Capital Lease Commitments

We have both operating and capital leases in the normal course of business. The operating leases primarily relate to five of our company operated hotel properties and our headquarters. We are obligated under capital leases for certain hotel equipment at our company operated hotel locations. The capital leases typically have a five-year term and are recorded in Other accrued liabilities and Deferred income and other long-term liabilities on the Condensed Consolidated Balance Sheets. The equipment assets are included within our property and equipment balance and are depreciated over the lease term.

Total future minimum payments due under all current term operating and capital leases at June 30, 2018, are as indicated below (in thousands):

Year ending December 31,	Total Lease Obligation	Operating Lease Obligation	Capital Lease Obligation
2018 (remainder)	$2,852	$2,573	$279
2019	5,145	4,842	303
2020	4,892	4,587	305
2021	3,337	3,162	175
2022	2,577	2,466	111
Thereafter	60,131	60,120	11
Total	$78,934	$77,750	$1,184

Total rent expense from continuing operations, under leases for the three and six months ended June 30, 2018 was $1.5 million and $3.0 million, respectively, which represents the total of amounts shown within Hotel facility and land lease expense, as well as amounts included within Operating expenses for Franchised hotel, General and Administrative expenses, and within Discontinued operations on our Condensed Consolidated Statements of Comprehensive Income (Loss). Total rent expense under leases for the three and six months ended June 30, 2017 was $1.6 million and $3.2 million, respectively.

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

Stock Incentive Plans

The 2015 Stock Incentive Plan (2015 Plan) authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The 2015 Plan was approved by our shareholders in 2015 and provided for awards of 1.4 million shares, subject to adjustments for stock splits, stock dividends and similar events. In May 2017, our shareholders approved an amendment to the 2015 Plan to authorize an additional 1.5 million shares, for a total authorized of 2.9 million shares. As of June 30, 2018, there were 867,843 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2015 Plan.

Stock based compensation expense reflects the fair value of stock based awards measured at grant date, including an estimated forfeiture rate, and is recognized over the relevant service period. For the three and six months ended June 30, 2018 and 2017 stock-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restricted stock units	$775	$638	$1,192	$1,204
Unrestricted stock awards	114	110	229	215
Performance stock units	184	25	261	25
Stock options	17	17	34	34
Employee stock purchase plan	6	8	20	16
Total stock-based compensation	$1,096	$798	$1,736	$1,494

Restricted Stock Units

During the six months ended June 30, 2018 and 2017, we granted 499,362 and 458,020 restricted stock units, respectively, to executive officers and other key employees, which typically vest 25% each year for four years on each anniversary of the grant date. As of June 30, 2018 and 2017, there were 1,438,723 and 1,335,450 unvested restricted stock units outstanding, respectively.

A summary of restricted stock unit activity for the six months ended June 30, 2018, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2018	1,246,966	$7.27
Granted	499,362	$10.40
Vested	(195,430)	$7.03
Forfeited	(112,175)	$7.21
Balance, June 30, 2018	1,438,723	$8.36

We issued 195,430 shares of common stock to employees during the first six months of 2018 as their restricted stock units vested. Under the terms of the plans upon issuance, we deliver a net settlement of distributable shares to employees after consideration of individual employees' tax withholding obligations, at the election of each employee. The fair value of restricted stock that vested during the six months ended June 30, 2018 and 2017 was approximately $1.9 million and $0.9 million, respectively.

During the three months ended June 30, 2018 and 2017, we recognized $0.8 million and $0.6 million, respectively in compensation expense related to these grants. During the six months ended June 30, 2018 and 2017, we recognized $1.2 million in each period in compensation expense related to these grants, and expect to recognize an additional $8.0 million in compensation expense over the remaining weighted average vesting periods of 37 months.

Performance Stock Units, Shares Issued as Compensation

We grant performance stock units (PSUs) to certain of our executives under the 2015 Plan. These PSUs include both performance and service vesting conditions. Each performance condition has a minimum, a target and a maximum share amount based on the level of attainment of the performance condition. Compensation expense, net of estimated forfeitures, is calculated based on the estimated attainment of the performance conditions during the performance period and recognized on a straight-line basis over the performance and service periods. Based on these assumptions, PSU compensation expense recognized during the three months ended June 30, 2018 and 2017 was $0.2 million and $25,000, respectively. PSU compensation expense recognized during the six months ended June 30, 2018 and 2017 was $0.3 million and $25,000, respectively. The remaining compensation expense related to PSUs of approximately $1.7 million will be recognized over the next 38 months.

A summary of performance stock unit activity for the six months ended June 30, 2018, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2018	256,976	$6.45
Granted	295,065	$9.75
Vested	—	—
Canceled	(126,559)	$7.53
Forfeited	(31,903)	$6.45
Balance, June 30, 2018	393,579	$8.58

Unrestricted Stock Awards

Unrestricted stock awards are granted to members of our Board of Directors as part of their compensation. Awards are fully vested and expense is recognized when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of the grant.

The following table summarizes unrestricted stock award activity for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Shares of unrestricted stock granted	12,062	15,822	23,751	28,248
Weighted average grant date fair value per share	$9.50	$6.95	$9.65	$7.61

13.	Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator - basic and diluted:
Net income (loss) from continuing operations	$(1,663)	$113	$5,675	$(5,182)
Less: net (income) loss attributable to noncontrolling interests	(659)	(141)	(5,409)	1,378
Net income (loss) from continuing operations attributable to RLH Corporation	(2,322)	(28)	266	(3,804)
Net income (loss) from discontinued operations	—	(38)	—	134
Net income (loss) attributable to RLH Corporation for diluted earnings (loss) per share	$(2,322)	$(66)	$266	$(3,670)

Denominator:
Weighted average shares - basic	24,352	23,548	24,227	23,509
Weighted average shares - diluted	24,352	23,548	25,239	23,509

Earnings (loss) per share - basic
Net income (loss) from continuing operations attributable to RLH Corporation	$(0.10)	$—	$0.01	$(0.16)
Net income (loss) from discontinued operations	—	—	—	—
Net income (loss) attributable to RLH Corporation	$(0.10)	$—	$0.01	$(0.16)

Earnings (loss) per share - diluted
Net income (loss) from continuing operations attributable to RLH Corporation	$(0.10)	$—	$0.01	$(0.16)
Net income (loss) from discontinued operations	—	—	—	—
Net income (loss) attributable to RLH Corporation	$(0.10)	$—	$0.01	$(0.16)

The following table presents options to purchase common shares, restricted stock units outstanding, performance stock units outstanding, warrants to purchase common shares and contingently issuable shares included in the earnings per share calculation, as well as the amount excluded from the dilutive earnings per share calculation if they were considered antidilutive, for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock Options(1)
Dilutive awards outstanding	—	—	5,815	—
Antidilutive awards outstanding	81,130	115,358	75,315	115,358
Total awards outstanding	81,130	115,358	81,130	115,358

Restricted Stock Units(2)
Dilutive awards outstanding	—	—	752,936	—
Antidilutive awards outstanding	1,438,723	1,335,450	685,787	1,335,450
Total awards outstanding	1,438,723	1,335,450	1,438,723	1,335,450

Performance Stock Units(3)
Dilutive awards outstanding	—	—	98,532	—
Antidilutive awards outstanding	298,521	168,141	199,989	168,141
Total awards outstanding	298,521	168,141	298,521	168,141

Warrants(4)
Dilutive awards outstanding	—	—	154,733	—
Antidilutive awards outstanding	442,533	442,533	287,800	442,533
Total awards outstanding	442,533	442,533	442,533	442,533

Shares for Vantage Contingent Consideration(5)
Dilutive awards outstanding	—	—	—	—
Antidilutive awards outstanding	—	690,000	—	690,000
Total awards outstanding	—	690,000	—	690,000

Total dilutive awards outstanding	—	—	1,012,016	—
(1) All stock options for the three months ended June 30, 2018 and three and six months ended June 30, 2017 were anti-dilutive as a result of the RLH Corporation net loss from continuing operations for the periods. If we had reported net income for the three months ended June 30, 2018, 7,204 stock options would have been dilutive. If we had reported net income for the three and six months ended June 30, 2017, no stock options would have been dilutive as a result of the RLH Corporation weighted average share price during the reporting periods.
(2) Restricted stock units were anti-dilutive for the three months ended June 30, 2018 and three and six months ended June 30, 2017 due to the net loss attributable to RLH Corporation in the reporting periods. If we had reported net income for the three months ended June 30, 2018 then 729,145 units would have been dilutive. If we had reported net income for the three and six months ended June 30, 2017 then 380,053 and 381,287 units, respectively, would have been dilutive.
(3) Performance stock units are not included in the weighted average diluted shares outstanding until the performance targets have been met. Performance stock units were anti-dilutive for the three months ended June 30, 2018 and three and six months ended June 30, 2017 due to the net loss attributable to RLH Corporation for the three months ended June 30, 2018 and no targets had been achieved during the three and six months ended June 30, 2017. If we had reported net income for the three months ended June 30, 2018 then 105,179 units would have been dilutive.
(4) All warrants were anti-dilutive for the three months ended June 30, 2018 and three and six months ended June 30, 2017 due to the net loss attributable to RLH Corporation in the reporting periods. If we had reported net income for the three months ended June 30, 2018 then 160,041 units would have been dilutive. If we had reported net income for the three and six months ended June 30, 2017 then zero and 21,156 units, respectively, would have been dilutive.
(5) As part of the Vantage Hospitality Group, Inc. (Vantage Hospitality, Vantage) acquisition, up to an additional 690,000 shares could be issued with the one-year and two-year contingent consideration earn outs. These shares are not included in basic shares outstanding until the period the contingency is resolved, which was September 30, 2017 for the 414,000 shares related to the year-one contingent consideration earn out and May 2018 for the 276,000 share year-two earn out. As of June 30, 2018 no shares are contingent and the remaining 276,000 shares will be issued during the fourth quarter of 2018. For the three and six months ended June 30, 2017, all of the contingent consideration shares were anti-dilutive due to the net loss from continuing operations attributable to RLH Corporation in the reporting periods. If we had reported net income for the three and six months ended June 30, 2017, none of the contingent consideration shares would have been dilutive.

14.	Income Taxes

We recognized an income tax provision (benefit) for continuing operations of $(348,000) and $193,000 for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017 we recognized an income tax provision (benefit) for continuing operations of $(213,000) and $270,000, respectively. The income tax provision varies from the statutory rate primarily due to a partial valuation allowance against our deferred tax assets, as well as for deferred tax expense associated with our acquired indefinite-lived intangible assets, which are amortized for tax purposes but not for U.S. GAAP purposes.

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

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$1,642	$1,642	$1,098	$1,098
Financial liabilities:
Total debt	$92,797	$92,494	$112,522	$112,117
Total capital lease obligations	$1,184	$1,184	$1,409	$1,409

16.	Related Party Transactions

All four of our joint ventures - RL Venture, RLS Atla Venture, RLS Balt Venture and RLS DC Venture - have agreed to pay to Shelbourne Capital, LLC (Shelbourne Capital) an investor relations fee each month equal to 0.50% of its total aggregate revenue. Shelbourne Capital is the entity that leads Shelbourne Falcon, Shelbourne Falcon II, Shelbourne Falcon III and Shelbourne Falcon IV, the minority interest holder in these joint ventures. The amount Shelbourne Capital earned from all four joint ventures during the three months ended June 30, 2018 and 2017 totaled $71,000 and $120,000, respectively. The amount Shelbourne Capital earned from all four joint ventures during the six months ended June 30, 2018 and 2017 totaled $147,000 and $210,000, respectively. Columbia Pacific Opportunity Fund, LP (CP) is an investor in Shelbourne Falcon, our minority partner in RL Venture. Alexander Washburn, a member of our board of directors, is a managing member of Columbia Pacific Advisors, LLC, the investment manager and general partner of CP. During the three months ended June 30, 2018 and 2017, Shelbourne Capital earned $55,000 and $99,000 from RL Venture in each period. During the six months ended June 30, 2018 and 2017, Shelbourne Capital earned $117,000 and $173,000 from RL Venture in each period.

RL Management, one of our wholly-owned subsidiaries, currently manages the Hudson Valley Resort and Spa, a hotel located in Kerhonkson, New York, on a month-to-month basis. The hotel is owned by HNA Hudson Valley Resort & Training Center LLC, an affiliate of HNA RLH Investments LLC (HNA). Prior to June 12, 2018, HNA was one of our largest shareholders. Under that contract, our subsidiary is entitled to a monthly management fee equal to $8,333 or three percent of the hotel’s gross operating revenues, whichever is greater. During the three and six months ended June 30, 2018, we recognized management fee revenue from HNA Hudson Valley Resort & Training Center LLC of $25,000 and $50,000, respectively. During the three and six months ended June 30, 2017, we recognized management fee revenue from HNA Hudson Valley Resort & Training Center LLC of $29,000 and $50,000, respectively.

The total amount receivable from related parties, primarily related to hotel management agreements, were $1.5 million December 31, 2017, and are classified within Accounts receivable from related parties on our Condensed Consolidated Balance Sheets. There were no amounts receivable from related parties associated with hotel management agreements as of June 30, 2018.

On April 17, 2018, we entered into a commitment letter with CP that described the general terms and conditions for a single advance term loan of $20 million. Upon execution of the commitment letter, we paid CP a non-refundable commitment fee of $200,000, and agreed to reimburse CP for all reasonable out-of-pocket costs and expenses, including reasonable legal fees, whether or not the loan was funded. The commitment was not used and terminated on May 31, 2018. At the time of the transaction, CP held beneficial ownership of 1,510,105 shares of our common stock, and 442,533 shares of common stock subject to a warrant held by an entity in which an affiliate of CP holds an indirect interest. CP is also an investor in Shelbourne Falcon, which holds a 45% interest in RL Venture.

On September 30, 2016, we completed our acquisition of the operating assets and assumption of certain liabilities (the Assets) relating to specified hotel brands and brand extensions from Thirty-Eight Street, Inc. (TESI), Vantage Hospitality Group, Inc. (Vantage Hospitality) and certain other parties, pursuant to an Asset Purchase Agreement dated September 13, 2016 (the Purchase Agreement). From the date of the acquisition, our board appointed Bernard T. Moyle, as our Executive Vice President and Chief Operating Officer and Roger J. Bloss as our Executive Vice President and President of Global Development. Messrs. Moyle and Bloss are shareholders of TESI and Vantage Hospitality. On May 21, 2018, Messrs. Moyle and Bloss resigned from their RLH Corporation officer positions. In connection with their resignation, Messrs. Moyle and Bloss each entered into an Independent Contractor Agreement (ICA) with the Company under which each will provide consulting services to the Company through December 31, 2020 for a consulting fee of $10,000 per month. In addition, each are eligible under their ICA to receive a mutually agreed upon referral fee for any new hotel franchisee referred to the Company that enters into a franchise agreement for a Red Lion brand. The Company may terminate the ICA at any time, but if an ICA is terminated without cause (as defined in the ICA) the Company remains obligated to pay the monthly consulting fees through the end of the term. During the three and six months ended June 30, 2018, we made payments under the ICA of $10,000 each to Messrs. Moyle and Bloss.

On May 21, 2018, the Company also entered into a letter agreement (Letter Agreement) and a First Amendment (First Amendment) to the Purchase Agreement dated as of September 13, 2016, by and among Red Lion Hotels Franchising, Inc., Red Lion Hotels Canada Franchising, Inc., TESI, Vantage Hospitality and certain other parties (including Moyle and Bloss) (the Amended Purchase Agreement). The First Amendment provides for an amendment to the non-competition and non-solicitation restrictive covenant under the Purchase Agreement. Under the Letter Agreement, the Company agreed that the second year earn-out payment payable under the Purchase Agreement would be paid in the full amount of $3.0 million and 276,000 shares of Company common stock (Second Year Additional Consideration) on or before October 5, 2018. The Company understands that Mr. Bloss and Mr. Moyle each own 50% of the outstanding shares of TESI. Notwithstanding the foregoing, if the Company terminates either of Mr. Bloss or Mr. Moyle for Cause (as defined in their respective ICA) prior to October 5, 2018, then the Second Year Additional Consideration will be $2.3 million in cash and 207,000 shares of common stock. As of June 30, 2018, the recorded fair value of the remaining contingent consideration (Year 2) is $3.0 million in cash and 276,000 shares of Company common valued at $10.45 as of May 21, 2018.

In accordance with the Amended Purchase Agreement, after the first anniversary of the closing date, we issued $4.0 million in cash and 414,000 shares of the Company’s common stock to TESI in January 2018.

Messrs. Bloss and Moyle each additionally indirectly own a 5.7% equity interest in a limited liability company that owns the Lexington Hotel and Conference Center in Jacksonville, Florida. During the three months ended June 30, 2018 and 2017, the Company billed the property approximately $77,000 and $51,000, respectively, for franchise fees and direct services, including royalty and marketing. During the six months ended June 30, 2018 and 2017, the Company billed the property approximately $161,000 and $98,000, respectively, for franchise fees and direct services, including royalty and marketing. This hotel, along with the Lexington Inn & Suites, Daytona Beach and the ABVI Las Vegas, are managed by Cal-Vegas, Ltd. (Cal-Vegas), of which TESI (ownership by Messrs. Bloss and Moyle) is the General Partner and holds a 2% general partner interest, and Mr. Moyle serves as the Chief Operating Officer and Chief Financial Officer. The Company and Cal-Vegas are not parties to any agreement with respect to these properties, as the management contracts are between Cal-Vegas and the Company’s franchisees, who are unrelated third parties. Cal-Vegas, Ltd. is also the lessee of the ABVI Las Vegas hotel. Franchise fees billed by the Company to each of these properties during the three months ended June 30, 2018 and 2017 were as follows: Lexington Inn & Suites, Daytona Beach, $18,000 for each year, and ABVI Las Vegas, $161 and $150, respectively. Franchise fees billed by the Company to each of these properties during the six months ended June 30, 2018 and 2017 were as follows: Lexington Inn & Suites, Daytona Beach, $35,000 for each year, and ABVI Las Vegas, $889 and $300, respectively.

17.	Business Acquisitions

Knights Inn Acquisition

On May 14, 2018, RLH Franchising completed the purchase of all of the issued and outstanding shares of capital stock of KFS, and the purchase of certain operating assets from, and assumption of certain liabilities relating to the business of franchising Knights Inn branded hotels to hotel owners from Wyndham Hotel Group Canada, ULC and Wyndham Hotel Group Europe Limited, pursuant to the Amended and Restated Purchase Agreement, dated May 1, 2018. The aggregate purchase price of $27.0 million is subject to a post-closing purchase price adjustment mechanism for the cash, unpaid indebtedness, unpaid transaction expenses and working capital of KFS. The purchase price was financed through the DB Credit Agreement See Note 8 Long-Term Debt for discussion of the DB Credit Agreement.

The acquisition of KFS was treated as a business combination under U.S. GAAP. During the second quarter, we estimated the allocation of the purchase price to the assets acquired and liabilities assumed based on estimated fair value assessments. The allocation of the purchase price is preliminary pending the completion of various analyses and the finalization of estimates primarily pertaining to the fair value assessment of accounts receivable. During the measurement period (which is not to exceed one year from the acquisition date), additional assets or liabilities may be recognized if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The preliminary allocation may be adjusted after obtaining additional information regarding, among other things, asset valuations, liabilities assumed and revisions of previous estimates, and these adjustments may be significant. The following reflects our preliminary purchase price allocation as of June 30, 2018 (in thousands):

Fair Value
Current assets	$1,939
Intangible assets	16,800
Goodwill	8,288
Total assets acquired	27,027

Current liabilities	27
Total liabilities acquired	27

Total net assets acquired	$27,000

Intangible assets acquired are as follows (in thousands):

	Fair Value	Useful Life
Brand names	$7,700	Indefinite
Customer contracts	9,100	15 years
Total intangible assets	$16,800

We recognized $8.3 million in goodwill as the result of the acquisition, recorded within our franchise reporting segment. The goodwill is deductible for income tax purposes. The factors that make up the goodwill are primarily expected synergies from combining the operations of Knights Inn with our own.

The following table presents the revenues and earnings from Knights Inn's operations that are included in the Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited) for the six months ended June 30, 2018 (in thousands):

May 14 - June 30, 2018
Revenue	$961
Net (loss) from continuing operations before income taxes	(889)

The following supplemental pro forma results are based on the individual historical results of RLH Corporation and KFS, with adjustments to give effect to the combined operations as if the acquisition had been consummated on January 1, 2017 (in thousands, except per share data) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$39,573	$47,751	$74,534	$86,254
Net income (loss)	(1,104)	574	7,781	(2,196)
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	(1,763)	433	2,372	(818)
Earnings (loss) per share attributable to RLH Corporation - basic	$(0.07)	$0.02	$0.10	$(0.03)
Earnings (loss) per share attributable to RLH Corporation - diluted	$(0.07)	$0.02	$0.09	$(0.03)

We recognized acquisition related expenses of $1.6 million during the three and six months ended June 30, 2018, and they are included within Acquisition and integration costs on our Condensed Consolidated Statements of Comprehensive Income (Loss).

Vantage Acquisition

Our 2016 Vantage acquisition included certain contingent consideration arrangements. During the second quarter of 2018, the Vantage acquisition agreement was amended to fix the second and final contingent consideration payment at $3.0 million to be paid in cash and 276,000 shares of RLH Corporation stock. The second year contingent consideration will be paid by October 5, 2018. For the three and six months ended June 30, 2018 we recognized $0.3 million and $0.4 million, respectively, within Acquisition and integration costs on our Condensed Consolidated Statements of Comprehensive Income (Loss) as a result of recording changes in the fair value of the contingent consideration.

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

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Entertainment revenue	$2,702	$6,081
Operating expenses:
Entertainment	2,733	5,817
Other	—	—
Depreciation and amortization	24	57
Gain on asset dispositions, net	4	4
Total operating expenses	2,761	5,878
Operating income (loss)	(59)	203
Interest expense	—	—
Other income (expense), net	—	—
Income tax (expense) benefit	21	(69)
Income (loss) from discontinued operations	$(38)	$134

The following table represents the cash flow items associated with discontinued operations of the entertainment segment for the six months ended June 30, 2017 (in thousands).

Depreciation and amortization	$57
Capital expenditures	$92

19.	Assets Held for Sale

RL Venture Hotels

Based on RLH Corporation and RL Venture joint venture approval of purchase and sale agreements or non-binding letters of intent (LOIs) or approval to negotiate LOIs under proposed terms, we classified the following two properties as held for sale at June 30, 2018:

1.	Red Lion Hotel Port Angeles, Washington

2.	Hotel RL Spokane at the Park, Spokane, Washington

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

6.	Red Lion Templin’s Hotel on the River, Post Falls, Idaho

The following table presents the assets of the Hotel business segment included in the Condensed Consolidated Balance Sheets as Assets held for sale at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Inventories	$105	$156
Property and equipment, net	27,311	34,143
Other assets, net	—	60
Assets held for sale	$27,416	$34,359

The results of operations of the two properties in Assets Held for Sale at June 30, 2018 are not considered to be discontinued operations as the prospective sales are not considered a strategic shift due to the significance of the remaining hotel operations.

The following table presents the financial results of these assets for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Pre-tax income (loss)	$1,049	$656	$460	$(216)
Net (income) loss attributable to noncontrolling interest	(472)	(295)	(207)	97
Net income (loss) attributable to RLH Corporation	$577	$361	$253	$(119)

20.	Subsequent Events

Sale of Port Angeles Property

On July 9, 2018, RL Port Angeles, LLC completed the sale of the Red Lion Hotel Port Angeles, in Port Angeles, Washington. The sale price for the hotel was $19.5 million, which was paid in cash at closing. At closing, an affiliate of the purchaser entered into a franchise agreement with Red Lion Hotels Franchising, Inc., a wholly-owned subsidiary of RLH Corporation (RL Franchising). The franchise agreement provides for a 10-year term and the payment of monthly royalty and program fees equal to a percentage of the hotel's gross room revenue. Termination of the franchise agreement by RL Franchising upon default of the franchisee, or termination of the agreement by the franchisee without cause, will require the franchisee to pay a termination fee.

The estimated gain from the sale of the hotel is $11.5 million. Immediately following the sale of the hotel, our consolidated subsidiary RL Venture, using proceeds from this sale and cash reserves related to the debt, repaid $15.6 million in principal balance outstanding under its loan agreement with Pacific Western Bank. This payment fully retired the Pacific Western Bank debt.

Sale of Spokane Hotel RL at The Park Property

On July 16, 2018, RL Spokane, LLC completed the sale of the Red Lion Hotel at the Park, in Spokane, Washington. The sale price for the hotel was $35.0 million, which was paid in cash at closing.

The estimated gain from the sale of the hotel is $14.8 million.

RL Venture Cash Distributions

On July 26, 2018, RL Venture distributed $37.5 million to its partners including $20.6 million to RLH Corporation. These funds are restricted cash under the DB Credit Agreement and may be used by us to pay down the related debt.

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
•Knights Franchise Systems, Inc. (KFS)
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

Introduction

We are a NYSE-listed hospitality and leisure company (ticker symbol: RLH) doing business as RLH Corporation and primarily engaged in the franchising, management and ownership of hotels primarily under the following proprietary brands: Hotel RL, Red Lion Hotels, Red Lion Inn & Suites, GuestHouse, Settle Inn, Americas Best Value Inn, Canadas Best Value Inn, Signature and Signature Inn, Country Hearth Inns & Suites, and Knights Inn.

A summary of our properties as of June 30, 2018, including the approximate number of available rooms, is provided below:

	Franchised		Company Operated		Total Systemwide
	Hotels	Total Available Rooms	Hotels	Total Available Rooms	Hotels	Total Available Rooms
Beginning quantity, January 1, 2018	1,061	65,200	21	4,300	1,082	69,500
Newly opened/acquired properties	402	26,700	—	—	402	26,700
Terminated properties(1)	(71)	(5,800)	—	—	(71)	(5,800)
Change from company operated to franchised	7	1,200	(7)	(1,200)	—	—
Ending quantity, June 30, 2018	1,399	87,300	14	3,100	1,413	90,400

Executed franchise license and management agreements, six months ended June 30, 2018:
New franchise / management agreements	35	4,400	—	—	35	4,400
Renewals / changes of ownership	35	2,000	—	—	35	2,000
Change from company operated to franchised	7	1,200	(7)	(1,200)	—	—
Total executed franchise license and management agreements, six months ended June 30, 2018	77	7,600	(7)	(1,200)	70	6,400
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

On October 5, 2017, we announced that we would be marketing for sale 11 of our owned hotels held by our consolidated joint venture, RL Venture. This is consistent with the Company’s previously stated business strategy to focus on moving towards operations as primarily a franchise company. We expect the completion of these sales would allow the company to significantly reduce or eliminate long-term debt and to increase cash reserves for future franchise agreement growth initiatives. As of June 30, 2018, seven of the properties have sold, resulting in a total debt pay down of $48.7 million in the first half of 2018. In July 2018, two additional RL Venture properties sold for $54.5 million. Using proceeds from the sale of the hotels and restricted cash associated with the debt, in July 2018 RL Venture repaid the remaining principal balance outstanding under the loan agreement with Pacific Western Bank. See Notes 19 and 20 for Assets Held for Sale and Subsequent Events within Item 1. Financial Statements.

On August 8, 2018, we announced that we would be marketing for sale our leasehold interests in the Anaheim, CA and Kalispell, MT hotels and the hotel in Atlanta, GA owned by our consolidated joint venture, RLH Atlanta LLC (RLH Atlanta). The sale of these hotels is anticipated to generate gross proceeds in excess of $40 million.

On May 14, 2018, Red Lion Hotels Franchising, Inc., a wholly-owned subsidiary of RLH Corporation (RLH Franchising) completed the purchase of all of the issued and outstanding shares of capital stock of Knights Franchise Systems, Inc. (KFS), and the purchase of certain operating assets from, and assumption of certain liabilities relating to the business of franchising Knights Inn branded hotels to hotel owners from Wyndham Hotel Group Canada, ULC and Wyndham Hotel Group Europe Limited, pursuant to the Amended and Restated Purchase Agreement, dated May 1, 2018. The aggregate purchase price of $27.0 million is subject to a post-closing purchase price adjustment mechanism for the cash, unpaid indebtedness, unpaid transaction expenses and working capital of KFS. See Note 17 for Business Acquisitions within Item 1. Financial Statements.

Overview

Total revenue for the three months ended June 30, 2018 decreased $7.2 million, or 16%, compared with the same period in 2017, driven by the decrease in company operated hotels segment. For six months ended June 30, 2018, total revenue decreased $10.8 million, or 13%, driven by the decrease in company operated hotels segment.

Revenue per available room (RevPAR) systemwide mid-scale increased 0.6% for both the three and six months ended June 30, 2018 when compared with the same periods in 2017. The RevPAR increase for the second quarter was primarily driven by improvement of 0.7% in Average Daily Rate (ADR) and partially offset by 7 basis points in lower occupancy. For the year-to-date period in 2018, RevPAR improved as a result of an increase of 35 basis points in occupancy.

Results of Operations

A summary of our Condensed Consolidated Statements of Comprehensive Income (Loss) is provided below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenue	$38,612	$45,829	$71,651	$82,410
Total operating expenses	38,943	43,535	62,420	83,551
Operating income (loss)	(331)	2,294	9,231	(1,141)
Other income (expense):
Interest expense	(1,702)	(2,037)	(3,949)	(3,995)
Other income (loss), net	22	49	180	224
Income (loss) from continuing operations before taxes	(2,011)	306	5,462	(4,912)
Income tax expense (benefit)	(348)	193	(213)	270
Net income (loss) from continuing operations	(1,663)	113	5,675	(5,182)
Net income (loss) from discontinued operations, net of tax	—	(38)	—	134
Net income (loss)	(1,663)	75	5,675	(5,048)
Less net (income) loss attributable to noncontrolling interests	(659)	(141)	(5,409)	1,378
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	$(2,322)	$(66)	$266	$(3,670)

Non-GAAP Financial Measures (1)
EBITDA from continuing operations	$4,392	$6,915	$18,504	$8,165
Adjusted EBITDA from continuing operations	$5,550	$7,104	$5,971	$8,276
(1) The definitions of "EBITDA", and "Adjusted EBITDA" and how those measures relate to net income (loss) are discussed and reconciled under Non-GAAP Financial Measures below.

For the three months ended June 30, 2018, we reported net loss of $1.7 million, which included $1.7 million gain on asset dispositions related to the sale of two hotels, $2.0 million of acquisition and integration costs and $0.8 million of employee separation costs. For the three months ended June 30, 2017, we reported net income of $0.1 million, which included acquisition and integration costs of $0.2 million.

For the six months ended June 30, 2018, we reported net income of $5.7 million, which included $15.6 million gain on asset dispositions related to the sale of seven hotels, $2.1 million of acquisition and integration costs and $1.0 million of employee separation costs. For the six months ended June 30, 2017, we reported net loss of $5.0 million, which included $0.1 million for the CFO transition and other one-time professional services costs.

The above special items are excluded from operating results in Adjusted EBITDA. For the three months ended June 30, 2018, Adjusted EBITDA from continuing operations was $5.6 million compared with $7.1 million in 2017. For the six months ended June 30, 2018, Adjusted EBITDA from continuing operations was $6.0 million compared with $8.3 million in 2017.

Non-GAAP Financial Measures

EBITDA is defined as net income (loss), before interest, taxes, depreciation and amortization. We believe it is a useful financial performance measure due to the significance of our long-lived assets and level of indebtedness.

Adjusted EBITDA is an additional measure of financial performance. We believe that the inclusion or exclusion of certain special items, such as gains and losses on asset dispositions and impairments and discontinued operations, is necessary to provide the most accurate measure of core operating results and as a means to evaluate comparative results.

EBITDA and Adjusted EBITDA are commonly used measures of performance in our industry. We utilize these measures because management finds them a useful tool to calculate more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe they are a complement to reported operating results. EBITDA and Adjusted EBITDA are not intended to represent net income (loss) defined by generally accepted accounting principles in the United States (GAAP), and such information should not be considered as an alternative to reported information or any other measure of performance prescribed by GAAP. In addition, other companies in our industry may calculate EBITDA and, in particular, Adjusted EBITDA differently than we do or may not calculate them at all, limiting the usefulness of EBITDA and Adjusted EBITDA as comparative measures.

Comparable hotels are defined as properties that were operated by our company for at least one full calendar year as of the beginning of the current year other than hotels for which comparable results were not available. Comparable results excludes two hotels in the second quarter and seven hotels for the six months ended June 30, all of which were sold and converted to franchise agreements in RL Venture sales transactions in 2018. In addition, we exclude revenue earned and expenses incurred related to our hotel management agreements.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(1,663)	$75	$5,675	$(5,048)
Depreciation and amortization	4,701	4,572	9,093	9,082
Interest expense	1,702	2,037	3,949	3,995
Income tax expense (benefit)	(348)	193	(213)	270
Net (income) loss from discontinued operations (1)	—	38	—	(134)
EBITDA from continuing operations	4,392	6,915	18,504	8,165
Acquisition and integration costs (2)	1,997	186	2,101	11
Employee separation and transition costs (3)	844	3	975	100
Gain on asset dispositions (4)	(1,683)	—	(15,609)	—
Adjusted EBITDA from continuing operations	5,550	7,104	5,971	8,276
Net income (loss) from discontinued operations (1)	—	(38)	—	134
Depreciation and amortization of discontinued operations	—	24	—	57
Income tax expense (benefit) from discontinued operations	—	(21)	—	69
Adjusted EBITDA from discontinued operations	—	(35)	—	260
Adjusted EBITDA from continuing & discontinued operations	5,550	7,069	5,971	8,536
Adjusted EBITDA attributable to noncontrolling interests	(1,409)	(2,297)	(1,862)	(2,968)
Adjusted EBITDA attributable to RLH Corporation	$4,141	$4,772	$4,109	$5,568

(1)  On October 3, 2017, the Company completed the sale of its entertainment segment. Based on this sale, the results of operations of the entertainment segment are reported as discontinued operations for all periods presented.

(2)  Net expenses for 2018 are associated with the Knights Inn and Vantage acquisitions. Net expenses for 2017 are associated with the Vantage acquisition. All acquisition costs and changes in the fair value and probability of contingent consideration are included within Acquisition and integration costs on the Condensed Consolidated Statements of Comprehensive Income (Loss).

(3) The costs recognized in 2018 relate to employee separation, and the costs recognized in 2017 consisted of legal and consulting services associated with the CFO transition.
(4)  On October 5, 2017, we announced that we would be marketing for sale 11 of our owned hotels. In February 2018, five of the RL Venture properties sold, and in April and May two of the RL Venture properties sold.

The following is a reconciliation of comparable company operated hotel revenue, expenses and operating profit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Company operated hotel revenue	$23,904	$32,274	$45,907	$56,970
less: revenue from sold and closed hotels	(432)	(9,358)	(4,357)	(16,004)
less: revenue from managed properties	(256)	(273)	(467)	(475)
Comparable company operated hotel revenue	$23,216	$22,643	$41,083	$40,491

Company operated hotel operating expenses	$16,736	$23,688	$36,283	$45,166
less: operating expenses from sold and closed hotels	(559)	(7,471)	(4,735)	(13,888)
less: operating expenses from managed properties	(187)	(181)	(352)	(332)
Comparable company operated hotel operating expenses	$15,990	$16,036	$31,196	$30,946

Company operated hotel direct operating profit	$7,168	$8,586	$9,624	$11,804
less: operating profit (loss) from sold and closed hotels	127	(1,887)	378	(2,116)
less: operating profit (loss) from managed properties	(69)	(92)	(115)	(143)
Comparable company operated hotel direct operating profit	$7,226	$6,607	$9,887	$9,545
Comparable company operated hotel direct margin %	31.1%	29.2%	24.1%	23.6%

Revenues

A detail of our revenues from continuing operations for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Company operated hotels	$23,904	$32,274	$45,907	$56,970
Other revenues from managed properties	1,101	1,067	1,994	1,993
Franchised hotels	13,601	12,427	23,724	23,331
Other	6	61	26	116
Total revenues	$38,612	$45,829	$71,651	$82,410

Three months ended June 30, 2018 and 2017

During the second quarter of 2018, revenue from our company operated hotel segment decreased approximately $8.4 million or 26% compared with the second quarter of 2017. This was primarily due to the sale of seven hotel properties during the first six months of 2018.

On a comparable hotel basis, excluding the results of sold and closed properties and hotels for which comparable results were not available, revenue from our company operated hotel segment was higher ($0.6 million or 3%) in the second quarter of 2018 compared with the second quarter of 2017 primarily due to increases in RevPar driven by higher ADR.

Revenue from our franchised hotels segment increased $1.2 million to $13.6 million in the second quarter of 2018 compared with the same period in 2017. This increase was primarily due to an additional $1.0 million from the recently acquired KFS brand.

Six months ended June 30, 2018 and 2017

During six months ended June 30, 2018, revenue from our company operated hotel segment decreased $11.1 million or 19% compared with the same period in 2017. The decrease was driven primarily by the sale of seven of our company-operated hotels and the transition of these properties to franchise agreements.

On a comparable hotel basis, excluding the results of sold and closed properties and hotels for which comparable results were not available, revenue from our company operated hotel segment was higher ($0.6 million or 1%) for the six months ended June 30, 2018 compared with the same period in 2017 primarily due to increases in RevPAR driven by higher average occupancy.

Revenue from our franchised hotels segment increased $0.4 million to $23.7 million in the six months ended June 30, 2018 compared with the same period in 2017. This increase was primarily due to an additional $1.0 million from the recently acquired KFS brand, partially offset by a decrease in room count in certain economy brands.

Comparable Hotel Revenue (Non-GAAP Data)

Comparable hotels are defined as properties that were operated by our company for at least one full calendar year as of the beginning of the current year other than hotels for which comparable results were not available. Comparable results excludes two hotels in the second quarter and seven hotels for the six months ended June 30, all of which were sold and converted to franchise agreements in RL Venture sales transactions in 2018. In addition, we exclude revenue earned and expenses incurred related to our hotel management agreements.

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

Average occupancy, ADR and RevPAR statistics are provided below on a comparable basis.

Comparable Hotel Statistics (1)
	Three Months Ended June 30,
	2018				2017
	Average Occupancy(2)		ADR(3)	RevPAR(4)	Average Occupancy(2)	ADR(3)	RevPAR(4)
Systemwide - Midscale	63.9%		$100.99	$64.58	64.0%	$100.27	$64.19

Change from prior comparative period:	Average Occupancy(2)		ADR(3)	RevPAR(4)
Systemwide - Midscale	(7)	bps	0.7%	0.6%

Comparable Hotel Statistics (1)
	Six Months Ended June 30,
	2018				2017
	Average Occupancy(2)		ADR(3)	RevPAR(4)	Average Occupancy(2)	ADR(3)	RevPAR(4)
Systemwide - Midscale	58.9%		$96.15	$56.66	58.6%	$96.17	$56.32

Change from prior comparative period:	Average Occupancy(2)		ADR(3)	RevPAR(4)
Systemwide - Midscale	35	bps	—%	0.6%

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

Future midscale franchise segment revenues are primarily generated from franchise fees that are based on a percentage of room revenue, as has been the historical revenue model for the company. Future economy franchise segment revenues are primarily generated from fixed-fee arrangements based on hotel room counts. Our franchised economy room count increased from approximately 54,900 rooms at December 31, 2017 to approximately 74,100 rooms at June 30, 2018, primarily due to the KFS acquisition, partially offset by a decrease in other economy brand hotel room count as we continue to focus on maintaining brand standards for these hotels.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, depreciation and amortization, hotel facility and land lease expense, gain or loss on asset dispositions, general and administrative expenses and acquisition and integration costs.

Our operating expenses from continuing operations for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Company operated hotels	$16,736	$23,688	$36,283	$45,166
Other costs from managed properties	1,101	1,067	1,994	1,993
Franchised hotels	9,365	8,870	17,266	17,402
Depreciation and amortization	4,701	4,572	9,093	9,082
Hotel facility and land lease	1,187	1,202	2,391	2,403
Gain on asset dispositions, net	(1,855)	(102)	(15,898)	(221)
General, administrative and other expenses	5,711	4,052	9,190	7,715
Acquisition and integration costs	1,997	186	2,101	11
Total operating expenses	$38,943	$43,535	$62,420	$83,551

Comparable Hotel Expenses (Non-GAAP Data)

Our comparable hotel operating expenses for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Company operated hotel operating expenses	$16,736	$23,688	$36,283	$45,166
less: operating expenses from sold and closed hotels	(559)	(7,471)	(4,735)	(13,888)
less: operating expenses from managed properties	(187)	(181)	(352)	(332)
Comparable company operated hotel operating expenses	$15,990	$16,036	$31,196	$30,946

Comparable hotels are defined as properties that were operated by our company for at least one full calendar year as of the beginning of the current year other than hotels for which comparable results were not available. Comparable results excludes two hotels in the second quarter and seven hotels for the six months ended June 30, all of which were sold and converted to franchise agreements in RL Venture sales transactions in 2018. In addition, we exclude revenue earned and expenses incurred related to our hotel management agreements.

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

Three months ended June 30, 2018 and 2017

Direct company operated hotel expenses decreased to $16.7 million in the second quarter of 2018 as compared with $23.7 million in the prior year quarter. The decrease is primarily due to the sale of hotel properties in 2018. On a comparable basis, direct company operated hotel expenses were flat at $16.0 million in the second quarter of 2018 and 2017.

Direct expenses for the franchised hotels in the second quarter of 2018 increased $0.5 million compared with the second quarter of 2017, primarily driven by expanded support of our portfolio of brands, including the KFS brand acquired in May 2018.

Depreciation and amortization expenses were consistent in the second quarter of 2018 compared with the second quarter of 2017. The decrease in depreciation due to the sale of the seven hotels was primarily offset by increased depreciation for systems to support the franchise division.

Hotel facility and land lease costs were flat for the second quarter of 2018 compared with 2017.

General and administrative expenses increased by $1.7 million in the second quarter of 2018 compared with 2017, primarily due to corporate support for the growth in the business and employee separation costs related to the closure of the Florida office partially offset by previously announced cost reductions aligned with hotel sales.

Acquisition and integrations costs were higher by $1.8 million in the second quarter of 2018 compared with 2017. In 2018, we recognized $1.6 million in expense related to the acquisition of KFS. In 2017, we recognized expense related to the increase in fair value of the contingent consideration for the Vantage Hospitality Group, Inc. (Vantage Hospitality, Vantage) acquisition.

Six months ended June 30, 2018 and 2017

Direct company operated hotel expenses were $36.3 million and $45.2 million in the first six months of 2018 and 2017, with the decrease primarily due to the sale of seven properties in the first half of 2018. On a comparable basis, direct company operated hotel expenses were flat at $31.2 million in the six month period ended June 30, 2018 compared with $30.9 million in the same period in 2017.

Direct expenses for the franchised hotels in the first six months of 2018 decreased $0.1 million compared with the same period of 2017, primarily driven by costs reduction efforts partially offset by costs associated with supporting the KFS brand operations.

Depreciation and amortization expenses remained flat at $9.1 million in the first six months of 2018 compared with 2017. The decrease in depreciation due to the sale of the seven hotels was primarily offset by increased depreciation for systems to support the franchise division.

Hotel facility and land lease costs were flat for the first six months of 2018 compared with 2017.

General and administrative expenses increased by $1.5 million in the six months ended June 30, 2018 compared with 2017, primarily due to corporate support for the growth in the business and employee separation costs related to the closure of the Florida office partially offset by previously announced cost reductions aligned with hotel sales.

Acquisition and integrations costs were higher by $2.1 million in the first six months of 2018 compared with 2017. In 2018, we recognized $1.6 million in expense related to the KFS acquisition and an increase in fair value of the contingent consideration for the Vantage acquisition.

Interest Expense

Interest expense decreased $0.3 million in the second quarter of 2018 compared with the second quarter of 2017. Interest expense was flat at $4.0 million during the six months ended June 30, 2018 compared with the same period in 2017. The decrease in the second quarter was primarily due to hotel sales and related reduction in debt outstanding.

Other Income (Expense), net

Other income (expense), net was flat in the three and six months ended June 30, 2018 compared with the same periods in 2017.

Income Taxes

For the three and six months ended June 30, 2018, we reported income tax benefits of $348,000 and $213,000 compared with income tax expense of $193,000 and $270,000 for the same periods in 2017. The income tax provisions vary from the statutory rate primarily due to a partial valuation allowance against our deferred tax assets. Due to changes in the tax laws associated with the enactment of the 2017 Tax Cuts and Jobs Act, RLH Corporation has determined that a full valuation allowance is no longer required. See Note 14 Income Taxes within Item 1. Financial Statements.

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

Assets Held for Sale

On October 5, 2017, RLH Corporation announced the marketing for sale of 11 hotel properties. As of that date, RLH operated 20 hotels, with an additional managed property added during October 2017 for a total of 21 hotels in its company operated hotels segment. The 11 properties were within the RL Venture joint venture, our consolidated subsidiary. As of June 30, 2018, following the sale of seven hotels during the first half of 2018, RLH Corporation had a total of 14 hotels in our company operated hotel segment. Two additional hotels sold in July 2018. The remaining two hotels (RL Salt Lake and RL Olympia) are being marketed for sale to see if they have been stabilized following renovations and if the current market conditions are favorable for sale.

On August 8, 2018, we announced that we would be marketing for sale our leasehold interests in the Anaheim, CA and Kalispell, MT hotels and the hotel in Atlanta, GA owned by our consolidated joint venture, RLH Atlanta.

Based on RLH Corporation and respective joint venture approval, if required, of purchase and sale agreements, non-binding letters of intent (LOIs) or approval to negotiate LOIs under proposed terms, we classified the following two properties as held for sale at June 30, 2018:

1.	Red Lion Hotel Port Angeles, Washington

2.	Hotel RL Spokane at the Park, Spokane, Washington

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

6.	Red Lion Templin’s Hotel on the River, Post Falls, Idaho

The results of operations of sold or listed for sale properties at June 30, 2018 and December 31, 2017 are not considered to be discontinued operations as the prospective sales are not considered a strategic shift due to the significance of the remaining hotel operations and the transfer of the majority of these hotels into the franchise division. See Notes 19 and 20 for discussion of Assets Held for Sale and Subsequent Events within Item 1. Financial Statements for discussion of the sales and associated debt repayments subsequent to June 30, 2018.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow from operations. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital (deficit), which represents current assets less current liabilities, was $33.6 million and $12.4 million at June 30, 2018 and December 31, 2017. We believe that we have sufficient liquidity to fund our operations at least through August 2019.

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

We are committed to keeping our properties well maintained and attractive to our customers in order to maintain our competitiveness within the industry and keep our hotels properly positioned in their markets. This requires ongoing access to capital for replacement of outdated furnishings as well as for facility repair, modernization and renovation for our owned properties.

In January 2015, RL Venture Holding LLC, a wholly-owned subsidiary of RL Venture, and each of its 12 wholly-owned subsidiaries entered into a loan agreement with Pacific Western Bank, which is secured by the hotels owned by RL Venture. On July 10, 2018, this debt was repaid in full using the proceeds from related asset sales and restricted cash related to the debt. RL Venture was in compliance with all financial covenants under the Pacific Western Bank loan at June 30, 2018.

In April 2015, RL Baltimore, a wholly-owned subsidiary of RLS Balt Venture, obtained a new mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by the Hotel RL Baltimore Inner Harbor. The outstanding principal is $13.3 million at June 30, 2018. The loan matures in August 2018 and we have commenced negotiations with our joint venture partner and the lender to evaluate options to address the maturity including, but not limited to, extending the agreement, amending the agreement, or paying off the loan with currently available cash. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.25% in addition to principal payments of $16,000 per month. Our joint venture partner owns 27% of RLS Balt Venture at June 30, 2018. RL Baltimore was in compliance with all financial covenants under the loan agreement with PFP Holding Company IV LLC at June 30, 2018.

In September 2015, RLH Atlanta, a wholly-owned subsidiary of RLS Atla Venture, obtained a mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by a hotel adjacent to the Atlanta International Airport, which opened in April 2016 as the Red Lion Hotel Atlanta International Airport. The outstanding principal amount is $9.3 million at June 30, 2018. The loan matures in September 2018 and has two one-year extension options. We are in discussions with financial institutions regarding refinancing and extension options. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.35%. Monthly principal payments of $10,000 began in September 2017. Our joint venture partner owns 45% of RLS Atla Venture at June 30, 2018. RLS Atla Venture was in compliance with all financial covenants under the loan agreement with PFP Holding Company IV LLC at June 30, 2018.

In October 2015, RLH DC, a wholly-owned subsidiary of RLS DC Venture, obtained a mortgage loan from Pacific Western Bank, which was used, along with cash on hand, to acquire, and is secured by, the Hotel RL Washington, DC. The outstanding principal amount of the loan was $16.1 million at June 30, 2018. The loan matures in October 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.55%. Monthly principal payments began in November 2017 in an amount that will repay the outstanding principal balance over a 25-year amortization period. Our joint venture partner owns 45% of RLS DC Venture as of June 30, 2018. In May 2018 the loan was amended. With the amendment, RLH Corporation provided approximately $450,000 to RLS DC Venture to be used as a principal payment on the debt. This funding was treated as preferred capital of RLS DC Venture. The loan was also amended to add a $4.5 million principal guarantee by RLH Corporation. The amendment also allows future debt service coverage ratio covenant defaults to be cured by an increase in the RLH Corporation principal guarantee. This option can be exercised a maximum of two times during the remaining term of the loan. RLS DC Venture was in compliance with all financial covenants under the loan agreement with Pacific Western Bank at June 30, 2018.

In May 2018, RLH Corporation and certain of its direct and indirect wholly-owned subsidiaries entered into a credit agreement with Deutsche Bank AG New York Branch (DB), Capital One, National Association and Raymond James Bank, N.A., as lenders and DB as the administrative agent (the DB Credit Agreement). The DB Credit Agreement provided for a $30.0 million senior secured term loan facility (Senior Secured Term Loan) and a $10.0 million senior secured revolving credit facility (Revolving Credit Facility). The $30 million principal amount of the Senior Secured Term Loan was distributed at closing to fund the KFS acquisition. At June 30, 2018, there were unamortized debt issuance fees of $1.2 million and no amounts outstanding on the Revolving Credit Facility.

The loans and credit commitments mature in May 2023. Principal payments equal to 1.25% of the Senior Secured Term Loan, or $375,000, will be paid quarterly beginning in September 2018, with the balance due upon maturity. Outstanding amounts under the DB Credit Agreement will bear interest at adjusted LIBOR plus 3.00%. The DB Credit Agreement additionally includes mandatory prepayment of the Senior Secured Term Loan using any proceeds from incurred or issued indebtedness, and, starting with the full fiscal quarter ending March 31, 2019, requires prepayments in an amount equal to (x) 50% of all distributions received by RLH Corporation or its subsidiary guarantors from their respective subsidiaries and joint venture interests during any such fiscal quarter, minus (y) the amount of the amortization payment required to be made by RLH Corporation for such fiscal quarter, capped at $5 million. In addition, all net proceeds received by RLH Corporation from non-ordinary course asset sales and other specified dispositions of property, including the RL Venture property sales, must be maintained in a cash collateral account controlled by DB, subject to the right of RLH Corporation to prepay the Senior Secured Term Loan in whole or in part at any time with such proceeds. The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It includes customary events of default, cross-default provisions, and restrictions on payment of dividends. The loan agreement also includes customary reporting, financial and operating covenants. We were in compliance with these covenants at June 30, 2018.

At June 30, 2018 total outstanding debt was $91.3 million, net of discount, all of which is at variable interest rates. Except for amounts outstanding under the DB Credit Agreement, and the principal guarantee provided under the RLH DC mortgage loan as described above, the obligation for all of our debt under the joint venture loan agreements is generally non-recourse to RLH Corporation, except for instances of fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations. Our average pre-tax interest rate on debt was 6.5% at June 30, 2018.

Operating Activities

Net cash used in operating activities totaled $4.7 million during the first six months of 2018 compared with cash provided of $1.9 million during the same period in 2017. The primary drivers of the change in cash flows were lower net income, net of non-cash items, in addition to a larger cash use in working capital accounts for the six months ended June 30, 2018.

Investing Activities

Net cash provided by investing activities totaled $24.6 million during the first half of 2018 compared with cash used of $5.6 million during the first half of 2017. The primary drivers of the change were the proceeds from disposition of property and equipment due to the hotel sales in the first half of 2018, as well as a decrease in capital expenditures from $5.4 million for the six months ended June 30, 2017 down to $3.7 million for the six months ended June 30, 2018, partially offset by the KFS acquisition of $27.0 million and $4.0 million contingent consideration paid for the Vantage Hospitality acquisition during the six months ended June 30, 2018.

Financing Activities

Net cash used in financing activities was $25.4 million during the first six months of 2018 compared with cash provided of $1.2 million in the first six months of 2017. The primary driver of the change was the repayment of $49.7 million of long-term debt driven by the hotel sales during 2018, partially offset by the long-term debt borrowings of $30.0 million for the six months ended June 30, 2018 compared with $2.8 million for the six months ended June 30, 2017.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and estimated interest on debt and capital leases, as of June 30, 2018 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt(1)	$104,661	$44,098	$32,377	$28,186	$—
Capital leases(1)	1,346	405	887	54	—
Operating leases	77,750	4,999	11,393	4,468	56,890
Total contractual obligations (2)	$183,757	$49,502	$44,657	$32,708	$56,890
(1) Includes estimated interest payments and commitment fees over the life of the debt agreement or capital lease.
(2) With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.

We have leasehold interests at various hotel properties, as well as our corporate office in Denver, Colorado. These leases require us to pay fixed monthly rent and have expiration dates of 2018 and beyond, which are reflected in the table above.

On October 5, 2017, we announced that we would be marketing for sale 11 of our owned hotels. See Note 19 Assets Held for Sale within Item 1. Financial Statements. There is $26.7 million of debt, $0.8 million of capital leases and no operating leases in the table related to the four remaining RL Venture properties that were being marketed for sale at the end of the quarter. As of June 30, 2018, seven of the properties have sold, resulting in a total debt pay down of $48.7 million in the first half of 2018. In July 2018, two additional RL Venture properties sold for $54.5 million. Using proceeds from hotel sales and restricted cash related to the debt, RL Venture repaid the remaining principal balance outstanding under the loan agreement with Pacific Western Bank. See Note 20 Subsequent Events within Item 1. Financial Statements for discussion of the July sales and associated debt repayment.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Management has discussed the development and selection of our critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosures presented in our annual report on Form 10-K for the year ended December 31, 2017. Since the date of our 2017 annual report on Form 10-K, we adopted Accounting Standards Update (ASU) 2014-09, Topic 606 and 2017-05 Subtopic 610-20 using the modified retroactive approach. There have been no other material changes to our critical accounting policies, nor have there been any changes to our methodology and assumptions applied to these policies.

New and Recent Accounting Pronouncements

See Note 2 Summary of Significant Accounting Policies within Item 1. Financial Statements of this quarterly report on Form 10-Q for information on new and recent U.S. GAAP accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from outstanding debt. As of June 30, 2018, our outstanding debt, including current maturities and excluding unamortized origination fees, was $92.8 million, which is under term loans subject to variables rates, but a portion is subject to interest rate caps.

We enter into derivative transactions to hedge our exposure to interest rate fluctuations, and not for trading purposes. At June 30, 2018, $25.4 million of our outstanding debt was subject to interest rate caps that effectively cap the associated LIBOR reference rates and reduces our exposure to the impact of changing interest rates and future cash outflows for interest. For additional information, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our annual report on Form 10-K for the year ended December 31, 2017. Our exposures to market risk have not changed materially since December 31, 2017.

We do not foresee any changes of significance in our exposure to fluctuations in interest rates, although we will continue to manage our exposure to this risk by monitoring available financing alternatives.

The below table summarizes the principal payment requirements on our debt obligations at June 30, 2018 on our Condensed Consolidated Balance Sheet (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Debt	$25,615	$29,776	$10,952	$1,298	$1,234	$23,922	$92,797	$92,494
Average interest rate							6.5%

On October 5, 2017, we announced that we would be marketing for sale the 11 RL Venture owned hotels. As of June 30, 2018, seven of the properties have sold, resulting in a total debt pay down of $48.7 million in the first half of 2018. The debt balance related to the remaining RL Venture hotels was $24.2 million as of June 30, 2018. In July 2018, using proceeds from two additional hotel sales and restricted cash related to the debt, RL Venture repaid the remaining principal balance outstanding under the loan agreement with Pacific Western Bank. See Note 20 Subsequent Events within Item 1. Financial Statements for discussion of the July sales and associated debt repayment.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of June 30, 2018, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO and CFO, concluded that due to material weaknesses in internal controls over financial reporting described in Part II, Item 9A of our 2017 annual report on Form 10-K, our disclosure controls and procedures were not effective at June 30, 2018 to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in SEC rules and forms.

Changes in Controls over Financial Reporting
There has been no change in the company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Status of Remediation of Material Weaknesses
As we described in Part II, Item 9A Controls and Procedures of our 2017 annual report on Form 10-K, we have begun remediation to address the described control deficiencies that led to the material weaknesses referenced above. In particular, we have added additional qualified staffing in our accounting and finance personnel, including a Chief Accounting Officer on May 24, 2018, and have hired outside third parties to assist in documentation and review of specific internal controls over financial reporting. While we have begun taking actions, the matter cannot be deemed to be remediated until operation of the controls has been tested and reviewed in connection with our issuance of future financial statements.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our annual report on Form 10-K for the year ended December 31, 2017, as updated by the risk factors set forth below, which could materially affect our business, financial condition or future results. The risks described in our annual report and below may not be the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the public markets that these sales may occur, may depress our stock price.

If our shareholders sell substantial amounts of our common shares in the public market, the market price of our common shares could decrease. On June 12, 2018 our largest shareholder, HNA RLH Investments LLC sold 3,738,401 shares of our common stock, representing approximately 15.8% of our outstanding common stock, in a private transaction to funds and accounts managed by Coliseum Capital Management (Coliseum), and Coliseum subsequently sold 488,037 shares to accounts advised by Vindico Capital. Columbia Pacific Opportunity Fund L.P. and its affiliates continue to beneficially own or control 5.2% of our outstanding common stock. Because our common stock is relatively thinly traded, a sale of a large block of shares in the public market by any major shareholder would likely result in a significant decline in our stock price. Our stock price may also fluctuate materially based on announcements by large shareholders disclosing acquisitions or sales of our common stock, by such shareholders expressing their views with respect to actions they believe should be taken by our company, or by such shareholders taking actions designed to impact our corporate policy and strategy, such as attempting to obtain control of our board of directors or initiating or substantially assisting an unsolicited takeover attempt.

We have incurred debt financing and may incur increased indebtedness in connection with capital expenditures, other corporate purposes or growth of our system of hotels.

In May, 2018, we entered into a credit agreement with Deutsche Bank AG New York Branch, Capital One, National Association and Raymond James Bank, N.A., as lenders, which provided for a $30.0 million senior secured term loan facility and a $10.0 million senior secured revolving credit facility. We borrowed the full amount of the $30.0 million senior secured term loan at closing to fund our acquisition of Knights Franchise Systems, Inc. The loan is guaranteed by all of our direct and indirect wholly-owned subsidiaries, and secured by all of our assets and the assets of our subsidiary guarantors.

Neither our Articles of Incorporation nor our Bylaws limit the amount of indebtedness that we may incur. Subject to limitations in our debt instruments, we may incur additional debt in the future to finance hotel renovations, repairs and replacements, for general corporate purposes or for hotel acquisitions. If our leverage increases, the resulting debt service could adversely affect our operating cash flow. The degree to which we are leveraged could also increase our vulnerability to and reduce our flexibility to respond to, general adverse economic and lodging industry conditions, including increases in interest rates, and could impair our ability to obtain additional financing in the future and to take advantage of significant business opportunities that may arise. Increasing leverage could also place our company at a competitive disadvantage as compared to our competitors that are not as highly leveraged. Our indebtedness is, and will likely continue to be, secured by our existing assets. If we are not able to meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure. Economic conditions could result in higher interest rates, which would increase debt service on our variable rate credit facilities and could reduce the amount of cash available for general corporate purposes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
Index to Exhibits

Exhibit Number	Description

2.1
Amended and Restated Purchase Agreement dated May 1, 2018 by and among Red Lion Hotels Franchising, Inc. and Knights Franchise Systems, Inc., Wyndham Hotel Group, LLC, Wyndham Hotel Group Canada, ULC and Wyndham Hotel Group Europe Limited (incorporated by reference to Exhibit 2.1 in the current report on Form 8-K (Commission File No. 001-13957) filed on May 7, 2018)

10.1	First Amendment to Asset Purchase Agreement dated May 21, 2018 (incorporated by reference to Exhibit 10.4 in the current report on Form 8-K (Commission File No. 001-13957) filed on May 22, 2018)

10.2	Letter Agreement regarding Earn-Out dated May 21, 2018 (incorporated by reference to Exhibit 10.3 in the current report on Form 8-K (Commission File No. 001-13957) filed on May 22, 2018)

10.3
Credit Agreement, dated as of May 14, 2018, by and among Red Lion Hotels Corporation, certain of Red Lion Hotels Corporation's direct and indirect wholly-owned subsidiaries, Deutsche Bank AG New York Branch, Capital One, National Association and Raymond James Bank, N.A. (incorporated by reference to Exhibit 10.1 in the current report on Form 8-K (Commission File No. 001-13957) filed on May 16, 2018)

10.4	Independent Contractor Agreement with Roger Bloss dated May 21, 2018 (incorporated by reference to Exhibit 10.1 in the current report on Form 8-K (Commission File No. 001-13957) filed on May 22, 2018)

10.5
Independent Contractor Agreement with Bernie Moyle dated May 21, 2018 (incorporated by reference to Exhibit 10.2 in the current report on Form 8-K (Commission File No. 001-13957) filed on May 22, 2018)

10.6	Employment offer letter of Nate Troup dated April 5, 2018

10.7	Employment offer letter of Gary L. Sims dated May 25, 2018

10.8	Employment promotion letter of Paul Sacco dated June 14, 2018

10.9	2018 RLHC Executive Officers Bonus Plan (incorporated by reference to Exhibit 10.1 in the current report on Form 8-K (Commission File No. 001-13957) filed on June 21, 2018)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b)

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Lion Hotels Corporation
Registrant

Signature		Title	Date

By:	/s/ Gregory T. Mount	President and Chief Executive Officer (Principal Executive Officer)	August 9, 2018
Gregory T. Mount

By:	/s/ Douglas L. Ludwig	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 9, 2018
Douglas L. Ludwig